Form 10-Q
period 1996-03-31
RADISYS CORP
filed 1996-05-13
CIK 873044

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10-Q

(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934 for the quarterly period ended March 31, 1996 or

( ) Transition report pursuant to section 13 or 15 (d) of the Securities
    Exchange Act of 1934 for the transition period from __________ to _________.

Commission file number:  0-26844


                                 RADISYS CORPORATION
                (Exact name of registrant as specified in its charter)



              Oregon                                       93-0945232
    (State or other jurisdiction                        (I.R.S. Employer
    of organization or incorporation)                 Identification Number)



                               15025 S.W. Koll Parkway
                               Beaverton, Oregon 97006
             (Address of principal executive offices, including zip code)

                                    (503) 646-1800
                 (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes   X    No
                                     -----     -----

      Number of shares of common stock outstanding as of May 6, 1996: 7,325,436

                                 RADISYS CORPORATION

                            PART I.  FINANCIAL INFORMATION



                                                                       Page No.
                                                                       --------

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheet - March 31, 1996 and
         December 31, 1995                                                  3

         Consolidated Statement of Operations - Three months                4
         ended March 31, 1996 and March 31, 1995

         Consolidated Statement of Changes In Shareholders'
         Equity - December 31, 1993 through March 31, 1996                  5

         Consolidated Statement of Cash Flows - Three months
         ended March 31, 1996 and March 31, 1995                            6

         Notes to Consolidated Financial Statements                         7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                9



                        PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                  12


Signatures                                                                 13

                               RADISYS CORPORATION
                           CONSOLIDATED BALANCE SHEET
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                 ASSETS
                                                            March 31,      December 31,
                                                              1996            1995
                                                          -----------       ----------
                                                          (unaudited)

Current assets:
     Cash and cash equivalents                            $   20, 049       $   10,236
     Short term investments                                     1,000           10,922
     Accounts receivable                                        7,275            7,008
     Inventories                                                5,453            6,380
     Other current assets                                         694              374
     Deferred income taxes                                        297              297
                                                          -----------       ----------

       Total current assets                                    34,768           35,217
Equipment, net of accumulated depreciation of
  $4,162 and $3,832                                             4,321            3,179
Other assets                                                      786              716
                                                          -----------       ----------
                                                          $    39,875       $   39,112
                                                          -----------       ----------
                                                          -----------       ----------

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                     $     1,806       $    1,790
     Income taxes payable                                         299              147
     Accrued wages and bonuses                                    682              783
     Accrued warranty costs                                       389              334
     Other accrued liabilities                                    266              141
     Current portion of capital lease obligation                  214              214
                                                          -----------       ----------

       Total current liabilities                                3,656            3,409

Obligations under capital lease                                   826              884
                                                          -----------       ----------

       Total liabilities                                        4,482            4,293
                                                          -----------       ----------

Commitments and contingent liabilities
Shareholders' equity
     Common stock, 15,000,000 shares
      authorized, 6,022,527 and 6,014,709 shares
      issued and outstanding                                   33,633           33,627
     Cumulative translation adjustment                            (90)            (108)
     Retained earnings                                          1,850            1,300
                                                          -----------       ----------

      Total shareholders' equity                               35,393           34,819
                                                          -----------       ----------

                                                          $    39,875       $   39,112
                                                          -----------       ----------
                                                          -----------       ----------



         See accompanying notes to consolidated financial statements.

                            RADISYS CORPORATION
                   CONSOLIDATED STATEMENT OF OPERATIONS
            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                 (UNAUDITED)

                                                         Three Months Ended
                                                     March 31,       March 31,
                                                        1996            1995
                                                     ---------        --------
Revenues                                            $   11,065      $    6,673
Cost of sales                                            7,398           4,219
                                                     ---------        --------

Gross Profit                                             3,667           2,454

Research and development                                 1,130             698
Selling, general and administrative                      1,903           1,504
                                                     ---------        --------

Income from operations                                     634             252

Interest income, net                                       253              38
                                                     ---------        --------
Income before income tax provision                         887             290
Income tax provision                                       337              87
                                                     ---------        --------
Net income                                          $      550             203
                                                     ---------        --------
                                                     ---------        --------

Net income per share                                $     0.09       $    0.05
                                                     ---------        --------
                                                     ---------        --------

Weighted average number of common and
   common equivalent shares outstanding                  6,162           3,928
                                                     ---------        --------
                                                     ---------        --------


         See accompanying notes to consolidated financial statements.

                               RADISYS CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                (THREE MONTHS ENDED MARCH 31, 1996 IS UNAUDITED)

                                                                 Preferred Stock
                                         ---------------------------------------------------------------
                                              Series A              Series B               Series C               Common stock
                                         -----------------    -------------------    --------------------      -------------------
                                         Shares     Amount      Shares      Amount      Shares    Amount        Shares     Amount
                                         -------    ------     ---------    ------     ---------  -------      ---------  --------
Balances, December 31, 1993              355,556     1,500     1,820,988     4,917      2,159,504    2,973     1,372,752      322

Collection of note receivable

Exercise of common stock options                                                                                 111,328      156

Issuance of common stock for cash                                                                                  3,030       10

Repurchase of common stock                                                                                        (4,910)     (13)

Net income for the year
                                         -------   ------    ---------    ------     ----------  -------       ---------  -------
Balances, December 31, 1994              355,556    1,500    1,820,988     4,917      2,159,504    2,973       1,482,200      475

Exercise of common stock options                                                                                  58,524      106

Issuance of common stock                                                                                       2,175,000   23,656

Conversion of preferred stock           (355,556)  (1,500)  (1,820,988)   (4,917)    (2,159,504)  (2,973)      2,298,985    9,390

Translation adjustment

Net income for the year
                                         -------   ------    ---------    ------     ----------  -------       ---------  -------

Balances, December 31, 1995                                                                                    6,014,709   33,627

Exercise of common stock options                                                                                   7,818        6

Translation adjustment

Net income for the period
                                         -------   ------    ---------    ------     ----------  -------       ---------  -------

Balances, March 31, 1996                      --   $   --           --    $   --             --  $    --       6,022,527  $33,633

                                         -------   ------    ---------    ------     ----------  -------       ---------  -------
                                         -------   ------    ---------    ------     ----------  -------       ---------  -------

                                                      Cumulative      Retained
                                          Notes       translation     (deficit)
                                        Receivable    adjustment      earnings       Total
                                        ----------    -----------     ---------    ---------
Balances, December 31, 1993                    (5)                      (1,581)       8,126

Collection of note receivable                   5                                         5

Exercise of common stock options                                                        156

Issuance of common stock for cash                                                        10

Repurchase of common stock                                                              (13)

Net income for the year                                                  1,365        1,365
                                        ----------    -----------     ---------    ---------

Balances, December 31, 1994                                               (216)       9,649

Exercise of common stock options                                                        106

Issuance of common stock                                                             23,656

Conversion of preferred stock

Translation adjustment                                      (108)                      (108)

Net income for the year                                                  1,516        1,516
                                        ----------    -----------     ---------    ---------

Balances, December 31, 1995                                 (108)        1,300       34,819

Exercise of common stock options                                                          6

Translation adjustment                                        18                         18

Net income for the period                                                  550          550
                                        ----------    -----------     ---------    ---------

Balances, March 31, 1996                $      --     $      (90)     $  1,850    $  35,393
                                        ----------    -----------     ---------   ---------
                                        ----------    -----------     ---------   ---------

         See accompanying notes to consolidated financial statements.

                          RADISYS CORPORATION
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                             (IN THOUSANDS)
                              (UNAUDITED)

                                                                           Three Months Ended
                                                                         March 31,        March 31,
                                                                            1996            1995
                                                                         ---------        ---------
Cash flows from operating activities:
 Net Income                                                           $       550       $        203
 Adjustments to reconcile net income to net
 cash provided by (used for) operating
 activities:
  Depreciation and amortization                                               330                270
  Net changes in current assets and current liabilities:
   (Increase) in accounts receivable                                         (267)              (953)
   (Increase)  decrease in inventories                                        927             (1,331)
   (Increase) decrease in other current assets                               (320)                40
   Increase in accounts payable                                                16                993
   Increase (decrease) in income tax payable                                  152               (151)
   Increase (decrease) in accrued wages and bonuses                          (101)              (159)
   Increase (decrease) in accrued warranty costs                               55                 35
   Increase (decrease) in other accrued liabilities                           125                 (3)
                                                                        ----------          ---------

  Net cash provided by (used for) operating activities                      1,467             (1,056)
                                                                        ----------          ---------

Cash flows from investing activities:
 Decrease in short term investments                                         9,922
 Capital expenditures                                                      (1,472)            (1,866)
 Capitalized software production costs and increase in other assets           (70)              (101)
                                                                        ----------          ---------

  Net cash provided by (used for) investing activities                      8,380             (1,967)
                                                                        ----------          ---------

Cash flows from financing activities:
 Cash proceeds from issuance of common stock, net                               6                  6
 Proceeds from capital lease                                                                   1,272
 Payments on capital lease obligation                                         (58)
                                                                        ----------          ---------

  Net cash provided by (used for) financing activities                        (52)             1,278
                                                                        ----------          ---------

Effect of exchange rate changes on cash                                        18
                                                                        ----------          ---------

Net decrease in cash and cash equivalents                                   9,813             (1,745)
Cash and cash equivalents, beginning of period                             10,236              2,965
                                                                        ----------          ---------
Cash and cash equivalents, end of period                               $   20,049          $   1,220
                                                                        ----------          ---------
                                                                        ----------          ---------


         See accompanying notes to consolidated financial statements.

                                 RADISYS CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (in thousands, except share amounts)
                                     (unaudited)


1.  BASIS OF PRESENTATION

    The accompanying consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of results for the interim periods. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995. The results of operations for interim periods are not necessarily indicative of the results for the entire year.

    Net income per share is based on the weighted average number of shares of common stock and common stock equivalents (stock options) outstanding during the periods, computed using the treasury stock method for stock options.

2.  ACCOUNTS RECEIVABLE

    Trade accounts receivable are net of an allowance for doubtful accounts of $227 and $233 at March 31, 1996 and December 31, 1995, respectively. The Company's customers are concentrated in the technology industry.


3.  INVENTORIES

    Inventories consist of the following:

                                            March 31,      December 31,
                                              1996             1995
                                              ----             ----
    Raw Materials                           $   3,983      $   3,835
    Work in Process                             1,252            270
    Finished Goods                                218          2,275
                                             ---------      ---------
                                            $   5,453      $   6,380
                                             ---------      ---------
                                             ---------      ---------

4.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                             March 31,      December 31,
                                               1996             1996
                                               ----             ----
    Land                                    $   1,190      $      33
    Manufacturing Equipment                     3,739          3,654
    Office Equipment                            3,260          3,040
    Leasehold Improvements                        294            284
                                             ---------      ---------
                                                8,483          7,011

    Less:  Accum. Depr.                         4,162          3,832
                                             ---------      ---------
                                            $   4,321      $   3,179
                                             ---------      ---------
                                             ---------      ---------

6.  SHAREHOLDERS' EQUITY

    The Company granted and canceled 3,550 and 1,670 options, respectively, and 7,818 stock options were exercised during the three months ended March 31, 1996.


7.  SUBSEQUENT EVENTS

    On April 29, 1996, the Company purchased substantially all of the assets of Intel Corporation ("Intel") that are dedicated to the design, manufacture and sale of all standard and custom Multibus I and Multibus II products (the "Acquisition"). In addition, pursuant to the terms of the Acquisition, Intel licensed certain Intel software to the Company. The purchase price consisted of 1,300,000 shares of the Registrant's common stock ("Common Stock") and warrants to purchase an additional 300,000 shares of Common Stock exercisable within 24 months at prices per share ranging from $13.50 to $15.00, plus an aggregate of $1.2 million in cash to be paid in 1997.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Total revenue was $11.1 million for the three months ended March 31, 1996 compared to $6.7 million for the three months ended March 31, 1995. Net income was $550,000 for the three months ended March 31, 1996 compared to $203,000 for the three months ended March 31, 1995.

    From time to time the Company may issue forward looking statements that involve a number of risks and uncertainties. The following are among the factors that could cause actual results to differ materially from the forward looking statements: business conditions and growth in the electronics industry and general economies, both domestic and international; uncertainty of market development; dependence on a limited number of OEM customers; dependence on limited or sole source suppliers; dependence on the relationship with Intel Corporation ("Intel"); dependence on Intel's support of the embedded computer market; lower than expected customer orders; competitive factors, including increased competition, new product offerings by competitors and price pressures; the availability of parts and components at reasonable prices; changes in product mix; dependence on proprietary technology; technological difficulties and resource constraints encountered in developing new products; and product shipment interruptions due to manufacturing difficulties. The forward looking statements contained in this document regarding industry trends, product development and introductions, the acquisition of certain assets from Intel and liquidity and future business activities should be considered in light of these factors.

    On April 29, 1996, the Company purchased substantially all of the assets of Intel Corporation ("Intel") that are dedicated to the design, manufacture and sale of all standard and custom Multibus I and Multibus II products (the "Acquisition"). In addition, pursuant to the terms of the Acquisition, Intel licensed certain Intel software to the Company.

REVENUE

                                       Three Months Ended
                                       ------------------
                             (in thousands, except percentage amounts)
                             March 31,      Percentage     March 31,
                               1996           Change         1995
                               ----           ------         ----

    Revenue                  $11,065            66          $6,673

    The increase in revenue for the three months ended March 31, 1996 compared to the three months ended March 31, 1995 resulted primarily from volume increases in OEM sales.

COST OF GOODS SOLD
                                            Three Months Ended
                                            ------------------
                                  (in thousands, except percentage amounts)
                                  March 31,      Percentage     March 31,
                                    1996           Change          1995
                                    ----           ------          ----

    Cost of Goods Sold            $7,398              75          $4,219
    As a Percentage of Revenue        67                              63



    As a percentage of revenue, total cost of goods increased for the three months ended March 31, 1996 compared to the three months ended March 31, 1995 primarily as a result of the substantial growth in sales to OEMs, which historically yield a lower gross margin.

RESEARCH AND DEVELOPMENT

                                            Three Months Ended
                                            ------------------
                                  (in thousands, except percentage amounts)
                                  March 31,      Percentage     March 31,
                                    1996           Change         1995
                                    ----           ------         ----

    Research and Development      $1,130              62          $  698
    As a Percentage of  Revenue       10                              10

    The dollar increase in research and development expenses was primarily the result of increased investment in new product development and costs of enhancements to existing products. The Company continues to invest in new design wins for OEM customers and the dollar increases reflect steady increases in the number of employees working in research and development.

SELLING, GENERAL AND ADMINISTRATIVE

                                            Three Months Ended
                                            ------------------
                                  (in thousands, except percentage amounts)
                                  March 31,      Percentage     March 31,
                                    1996           Change          1995
                                    ----           ------          ----

    Selling, General & Admin.     $1,903            26            $1,504
    As a Percentage of Revenue       17                             23

    Selling, general and administrative expenses have increased in dollar amount in the three months ended March 31, 1996 compared to the three months ended March 31, 1995, primarily as a result of increased personnel, facilities and travel cost to support higher levels of sales. The decrease as a percentage of revenues was primarily the result of operating efficiencies achieved by spreading fixed costs over a larger revenue base, offset partially by increases in costs required to expand international operations.

INTEREST INCOME, NET AND INCOME TAX PROVISION

                                            Three Months Ended
                                            ------------------
                                  (in thousands, except percentage amounts)
                                  March 31,      Percentage     March 31,
                                  1996             Change         1995
                                  ----             ------         ----

    Interest Income, net           $ 253            566           $  38
    Income Tax Provision           $ 337            287           $  87


    Interest income, net includes interest income, interest expense, bank charges and foreign currency transaction gains or losses. The increase in interest income, net for the three months ended March 31, 1996 compared to the three months ended March 31, 1995 was primarily the result of cash invested from the Company's initial public offering in October of 1995.

    The income tax provision reflect effective income tax rates of 38 percent and 30 percent for 1996 and 1995, respectively. The increase in the income tax provision is primarily attributable to the depletion of tax credits in 1995.

LIQUIDITY AND CAPITAL RESOURCES


    As of March 31, 1996, the Company had $21 million in cash and short term investment grade securities which represents the Company's principal source of liquidity. The Company had working capital of approximately $31.1
    million.    Net cash provided by operating activities for the three months ended March 31, 1996 was $1,467,000 as compared with net cash used by operations of $1,056,000 for the three months ended March 31, 1995. The increase in cash provided by operations for the first three months of 1996 was largely attributable to a decrease in inventories of $927,000.

    Capital expenditures were $1.5 million in the three months ended March 31, 1996 and $1.9 million for the three months ended March 31, 1995. Capital expenditures for the three months ended March 31, 1996 were primarily for the purchase of two parcels of land for future expansion.

    On April 29, 1996, the Company purchased substantially all of the assets of Intel Corporation ("Intel") that are dedicated to the design, manufacture and sale of all standard and custom Multibus I and Multibus II products (the "Acquisition"). In addition, pursuant to the terms of the Acquisition, Intel licensed certain Intel software to the Company. The purchase price consisted of 1,300,000 shares of the Registrant's common stock ("Common Stock") and warrants to purchase an additional 300,000 shares of Common Stock exercisable within 24 months at prices per share ranging from $13.50 to $15.00, plus an aggregate of $1.2 million in cash to be paid in 1997. The Company will fund the acquired operations from existing cash and cash equivalents.

    The Company believes that existing cash and cash equivalents, and cash from operations will be sufficient to fund its operations for at least the next 12 months.

                                       PART II
                                  OTHER INFORMATION

Item 6.

    (a)  Exhibits

         27      Financial Data Schedule

    (b)  Reports on Form 8-K

         On May 3, 1996, the Company filed a Form 8-K dated April 29, 1996 reporting Item 2.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             RADISYS CORPORATION


                             /s/ Brian V. Turner
                             ---------------------------------------------
Date: May 13, 1996           Brian V. Turner
     ----------------        Vice President of Finance and Chief Financial
                               Officer  (Principal Financial Officer)

                                    EXHIBIT INDEX


                                                           Sequential
    Exhibit No.               Description                   Page No.
    -----------               -----------                  ----------

         27             Financial Data Schedule                 15