Form 10-Q
period 1996-06-30
RADISYS CORP
filed 1996-08-14
CIK 873044

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-Q


(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934 for the quarterly period ended June 30, 1996 or

( ) Transition report pursuant to section 13 or 15 (d) of the Securities
    Exchange Act of 1934 for the transition period from ______________ to
    _____________.

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


                               Yes  X    No
                                   ---      ---

 Number of shares of common stock outstanding as of August 9, 1996: 7,393,303

                            RADISYS CORPORATION

                       PART I. FINANCIAL INFORMATION


                                                                        Page No.
                                                                        --------
Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheet - June 30, 1996 and December 31, 1995      3

         Consolidated Statement of Operations - Three months ended             4
         June 30, 1996 and 1995, and six months ended June 30, 1996 and 1995

         Consolidated Statement of Changes In Shareholders'                    5
         Equity - December 31, 1993 through June 30, 1996

         Consolidated Statement of Cash Flows - Six months ended               7
         June 30, 1996 and 1995

         Notes to Consolidated Financial Statements                            8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  11



                         PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                  15
Item 6.  Exhibits and Reports on Form 8-K                                     15

Signatures                                                                    16

                            RadiSys Corporation
                         Consolidated Balance Sheet
                    (in thousands, except share amounts)

                                   ASSETS

                                                                       June 30,           December 31,
                                                                         1996                 1995
                                                                     ------------         -----------
                                                                      (unaudited)
Current assets:
          Cash and cash equivalents                                 $      18,735        $     10,236
          Short term investments                                            1,050              10,922
          Accounts receivable                                              16,050               6,869
          Other receivables                                                 5,444                 139
          Inventories                                                       9,497               6,380
          Other current assets                                                538                 374
          Deferred income taxes                                               297                 297
                                                                     ------------         -----------

             Total current assets                                          51,611              35,217
Property and equipment, net of accumulated depreciation of
   $4,598 and $3,832                                                        8,410               3,179
Other assets                                                                  627                 716
                                                                     ------------         -----------

                                                                    $      60,648        $     39,112
                                                                     ============         ===========


                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
          Accounts payable                                          $       3,553        $      1,790
          Income taxes payable                                                836                 147
          Accrued wages and bonuses                                         1,505                 783
          Accrued warranty costs                                              654                 334
          Other accrued liabilities                                         2,865                 141
          Current portion of note payable                                     600
          Current portion of capital lease obligation                         214                 214
                                                                     ------------         -----------

             Total current liabilities                                     10,227               3,409
                                                                     ------------         -----------

Obligations under capital lease                                               798                 884
Note payable                                                                  600
                                                                     ------------         -----------

             Total long-term liabilities                                    1,398                 884
                                                                     ------------         -----------

             Total liabilities                                             11,625               4,293
                                                                     ------------         -----------

Commitments and contingent liabilities
Shareholders' equity:
          Common stock, 15,000,000 shares
             authorized, 7,338,208 and 6,014,709 shares
             issued and outstanding                                        44,147              33,627
          Warrants                                                          1,200
          Cumulative translation adjustment                                  (170)               (108)
          Retained earnings                                                 3,846               1,300
                                                                     ------------         ------------

             Total shareholders' equity                                    49,023              34,819
                                                                     ------------         ------------

                                                                    $      60,648        $     39,112
                                                                     ============         ============

       See accompanying notes to consolidated financial statements.

                            RadiSys Corporation
                    Consolidated Statement of Operations
                  (in thousands, except per share amounts)
                                (unaudited)


                                                         Three Months Ended                         Six Months Ended
                                                     June 30,       June 30,                 June 30,        June 30,
                                                        1996           1995                     1996            1995
                                               -------------    -----------           --------------    ------------
Revenues                                      $       20,034   $      8,169          $        31,099   $      14,842
Cost of sales                                         11,968          5,317                   19,366           9,536
                                               -------------    -----------           --------------    ------------

Gross Profit                                           8,066          2,852                   11,733           5,306

Research and development                               2,506            840                    3,636           1,538
Selling, general and administrative                    2,765          1,685                    4,668           3,189
                                               -------------    -----------           --------------    ------------

Income from operations                                 2,795            327                    3,429             579

Interest income (expense), net                           272            (10)                     525              28
                                               -------------    -----------           --------------    ------------

Income before income tax provision                     3,067            317                    3,954             607
Income tax provision                                   1,071             95                    1,408             182
                                               -------------    -----------           --------------    ------------

Net income                                    $        1,996   $        222          $         2,546   $         425
                                               =============    ===========           ==============    ============

Net income per share                          $          .27   $        .06          $           .37   $         .11
                                               =============    ===========           ==============    ============

Weighted average number of common and
   common equivalent shares outstanding                7,309          3,930                    6,814           3,921
                                               =============    ===========           ==============    ============

       See accompanying notes to consolidated financial statements.

                            RadiSys Corporation
         Consolidated Statement of Changes in Shareholders' Equity
                    (in thousands, except share amounts)
               (six months ended June 30, 1996 is unaudited)
                                Page 1 of 2


                                                              Preferred stock
                                       ----------------------------------------------------------------
                                             Series A            Series B               Series C             Common stock
                                       ------------------ ---------------------- ---------------------- ---------------------
                                         Shares   Amount     Shares     Amount      Shares      Amount     Shares      Amount
                                       --------- -------- ------------ --------- ------------ --------- ------------ ---------

Balances, December 31, 1993              355,556    1,500    1,820,988     4,917    2,159,504     2,973    1,372,752       322

Collection of note receivable

Exercise of common stock options                                                                             111,328       156

Issuance of common stock for cash                                                                              3,030        10

Repurchase of common stock                                                                                    (4,910)      (13)

Net income for the year


Balances, December 31, 1994              355,556    1,500    1,820,988     4,917    2,159,504     2,973    1,482,200       475
                                       --------- -------- ------------ --------- ------------ --------- ------------ ---------

Exercise of common stock options                                                                              58,524       106

Issuance of common stock                                                                                   2,175,000    23,656

Conversion of preferred stock           (355,556)  (1,500)  (1,820,988)   (4,917)  (2,159,504)   (2,973)   2,298,985     9,390

Translation adjustment

Net income for the year


                                       --------- -------- ------------ --------- ------------ --------- ------------ ---------

Balances, December 31, 1995                                                                                6,014,709    33,627

Exercise of common stock options                                                                              23,499        20

Translation adjustment

Stock issued for acquisition                                                                               1,300,000    10,500

Warrants issued for acquisition

Net income for the period

                                       --------- -------- ------------ --------- ------------ --------- ------------ ---------
Balances, June 30, 1996                    -         -          -          -           -       $  -        7,338,208 $  44,147
                                       ========= ======== ============ ========= ============ ========= ============ ========


       See accompanying notes to consolidated financial statements.

                            RadiSys Corporation
         Consolidated Statement of Changes in Shareholders' Equity
                    (in thousands, except share amounts)
               (six months ended June 30, 1996 is unaudited)
                                Page 2 of 2


                                                                Cumulative   Retained
                                                      Notes    translation  (deficit)
                                         Warrants   Receivable  adjustment   earnings     Total
                                       ------------ ----------  ----------  ----------  ----------

Balances, December 31, 1993                                (5)                  (1,581)      8,126

Collection of note receivable                               5                                    5

Exercise of common stock options                                                               156

Issuance of common stock for cash                                                               10

Repurchase of common stock                                                                     (13)

Net income for the year                                                          1,365       1,365
                                       ------------ ----------  ----------  ----------  ----------

Balances, December 31, 1994                                                       (216)      9,649

Exercise of common stock options                                                               106

Issuance of common stock                                                                    23,656

Conversion of preferred stock

Translation adjustment                                                (108)                   (108)

Net income for the year                                                          1,516       1,516
                                       ------------ ----------  ----------  ----------  ----------

Balances, December 31, 1995                                           (108)      1,300      34,819

Exercise of common stock options                                                                20

Translation adjustment                                                 (62)                    (62)

Stock issued for acquisition                                                                10,500

Warrants issued for acquisition               1,200                                          1,200

Net income for the period                                                        2,546       2,546

                                       ------------ ----------  ----------  ----------  ----------
Balances, June 30, 1996                $      1,200 $    -      $     (170) $    3,846  $   49,023
                                       ============ ==========  ==========  ==========  ==========


       See accompanying notes to consolidated financial statements.

                            RadiSys Corporation
                    Consolidated Statement of Cash Flows
                               (in thousands)
                                (unaudited)

                                                                                         Six Months Ended
                                                                                     June 30,        June 30,
                                                                                      1996             1995
                                                                                  ------------    -------------
Cash flows from operating activities:
    Net Income                                                                    $      2,546    $         425
    Adjustments to reconcile net income to net
    cash provided by (used for) operating
    activities:
       Depreciation and amortization                                                       766              561
       Deferred income taxes                                                                                (37)
       Net changes in current assets and current liabilities:
          Increase in accounts receivable                                               (9,181)          (1,717)
          Increase in other receivables                                                   (505)
          Decrease (increase) in inventories                                             2,480           (2,358)
          Decrease in other current assets                                                  61               18
          Increase in accounts payable                                                   1,763            1,615
          Increase (decrease) in income tax payable                                        689              (81)
          Increase in accrued wages and bonuses                                            722               38
          Increase in accrued warranty costs                                               320               81
          Increase (decrease) in other accrued liabilities                               2,724               (8)
                                                                                    ----------    -------------

       Net cash provided by (used for) operating activities                              2,385           (1,463)
                                                                                    ----------    -------------

Cash flows from investing activities:
    Decrease in short term investments                                                   9,872
    Capital expenditures                                                                (3,411)            (868)
    Capitalized software production costs and decrease in other assets                    (219)            (284)
                                                                                    ----------    -------------

       Net cash provided by (used for) investing activities                              6,242           (1,152)
                                                                                    ----------    -------------

Cash flows from financing activities:
    Cash proceeds from issuance of common stock, net                                        20               43
    Payments on capital lease obligation                                                   (86)             (55)
                                                                                    ----------    -------------

       Net cash used for financing activities                                              (66)             (12)
                                                                                    ----------    -------------

Effect of exchange rate changes on cash                                                    (62)               8
                                                                                    ----------    -------------

Net increase (decrease) in cash and cash equivalents                                     8,499           (2,619)
Cash and cash equivalents, beginning of period                                          10,236            2,965
                                                                                    ----------    -------------

Cash and cash equivalents, end of period                                           $    18,735   $          346
                                                                                    ==========    =============


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

     Net income per share is based on the weighted average number of shares of common stock and common stock equivalents (stock options and warrants) outstanding during the periods, computed using the treasury stock method for stock options and warrants.

2.   ACCOUNTS RECEIVABLE

     Trade accounts receivable are net of an allowance for doubtful accounts of $524 and $233 at June 30, 1996 and December 31, 1995, respectively. The Company's customers are concentrated in the technology industry.


3.   INVENTORIES

     Inventories consist of the following:

                                June 30,      December 31,
                                  1996            1995
                                --------      ------------

Raw Materials                   $  4,588        $  3,835
Work in Process                    2,940             270
Finished Goods                     1,969           2,275
                                --------        --------
                                $  9,497        $  6,380
                                ========        ========

4.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                June 30,      December 31,
                                  1996            1995
                                ---------     ------------

Land                            $  1,190        $     33
Manufacturing Equipment            4,186           3,654
Office Equipment                   6,536           3,040
Leasehold Improvements             1,096             284
                                --------        --------
                                  13,008           7,011

Less:  Accum. Depr.                4,598           3,832
                                --------        --------
                                $  8,410        $  3,179
                                ========        ========


5.   MULTIBUS ACQUISITION

     On April 29, 1996, the Company purchased substantially all of the assets of Intel Corporation ("Intel") that were dedicated to the design, manufacture and sale of all standard and custom Multibus I and Multibus II products ("Multibus") (collectively the "Acquisition"). In addition, pursuant to the terms of the Acquisition, Intel licensed certain Intel software to the Company. The purchase price consisted of 1,300,000 shares of the Company's common stock ("Common Stock") and warrants to purchase an additional 300,000 shares of Common Stock exercisable within 24 months at prices per share ranging from $13.50 to $15.00, plus an aggregate of $1.2 million in cash to be paid in 1997.

     The Acquisition was accounted for using the purchase method. The results of operations for Multibus have been included in the financial statements since the date of acquisition. The aggregate purchase price of $13.2 million (including direct costs of acquisition) was allocated to purchased inventory, equipment and in-process research and development. The non cash portions have been excluded from the accompanying Consolidated Statement of Cash Flows.

     Included within other receivables is approximately $5.4 million related to inventory to be delivered by Intel to the Company by March 1997 and inventory purchased by Intel from the Company under the Acquisition agreement.

     The following unaudited pro forma information represents the results of operations of the Company as if the Acquisition had occurred as of the beginning of the respective six month periods, after giving effect to assumed increases in operating, research and development, and general and administrative costs to operate the business, depreciation of acquired fixed assets, expensing acquired in process research and development, and adjustments to reflect the estimated impact on tax expense of the Acquisition. The unaudited pro forma financial statements are not necessarily indicative of what actual results would have been had the Multibus acquisition occurred at the beginning of the respective periods. The unaudited pro forma information should be read in conjunction with the Current Report of the Company on Form 8-K dated May 3, 1996 and the Current Report of the Company on Form 8-K/A dated July 1, 1996.

                                 For the six months ended
                                --------------------------
                                June 30,      December 31,
                                  1996            1995
                                ---------     ------------

Revenues                        $  51,443      $  53,290

Net Income                      $   4,215          2,403
                                ---------      ---------
Earnings per share              $    0.53      $    0.44
                                ---------      ---------

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     Total revenue was $20.0 million for the three months ended June 30, 1996 compared to $8.2 million for the three months ended June 30, 1995, and $31.1 million for the six months ended June 30, 1996 compared to $14.8 million for the six months ended June 30, 1995. Net income was $2.0 million for the three months ended June 30, 1996 compared to $0.2 million for the three months ended June 30, 1995, and $2.5 million for the six months ended June 30, 1996 compared to $0.4 million for the six months ended June 30, 1995.

     From time to time the Company may issue forward looking statements that involve a number of risks and uncertainties. The following are among the factors that could cause actual results to differ materially from the forward looking statements: business conditions and growth in the electronics industry and general economies, both domestic and international; uncertainty of market development; dependence on a limited number of OEM customers; dependence on limited or sole source suppliers; dependence on the relationship with Intel Corporation ("Intel"); dependence on Intel's support of the embedded computer market; lower than expected customer orders; competitive factors, including increased competition, new product offerings by competitors and price pressures; the availability of parts and components at reasonable prices; changes in product mix; dependence on proprietary technology; technological difficulties and resource constraints encountered in developing new products; and product shipment interruptions due to manufacturing difficulties. The forward looking statements contained in this document regarding industry trends, product development and introductions, and liquidity and future business activities should be considered in light of these factors.

     On April 29, 1996, the Company purchased substantially all of the assets of Intel Corporation ("Intel") that were dedicated to the design, manufacture and sale of all standard and custom Multibus I and Multibus II products ("Multibus") (collectively the "Acquisition"). In addition, pursuant to the terms of the Acquisition, Intel licensed certain Intel software to the Company. The Acquisition was accounted for using the purchase method. The results of operations for Multibus have been included in the financial statements since the date of acquisition.


REVENUES

                        Three Months Ended                   Six Months Ended
                        ------------------                   ----------------
                  (in thousands except % amounts)     (in thousands except % amounts)
                    June 30,     %    June 30,          June 30,     %    June 30,
                      1996    Change    1995              1996    Change    1995
                      ----    ------    ----              ----    ------    ----
     Revenues       $20,034    145   $   8,169         $  31,099    110   $  14,842

     The increases in revenues for the three and six months ended June 30, 1996 compared to the three and six months ended June 30, 1995, respectively, resulted primarily from the acquisition of Multibus from Intel on April 29, 1996 and from volume increases in OEM sales. Additionally, included within revenues is $0.7 million of royalty payments from Intel in connection with backlog retained by Intel related to the Acquisition.

COST OF GOODS SOLD

                                      Three Months Ended                   Six Months Ended
                                      ------------------                   ----------------
                                (in thousands except % amounts)     (in thousands except % amounts)
                                  June 30,     %    June 30,          June 30,     %    June 30,
                                    1996    Change    1995              1996    Change    1995
                                    ----    ------    ----              ----    ------    ----
     Cost of Goods Sold           $11,968    125     $5,317            $19,366   103     $9,536
     As a % of total revenue           60%               65%                62%              64%

     As a percentage of revenue total cost of goods sold decreased for the three and six months ended June 30, 1996 compared to the three and six months ended June 30, 1995, respectively, primarily as a result of a product mix consisting of a larger portion of higher margin products relative to lower margin products shipped during the second quarter of 1996 and the fact that certain key material costs, particularly DRAM prices, declined faster than price changes to the Company's customers. The product mix in future periods is expected to return to targeted levels, which are lower than those achieved in the three months ended June 30, 1996.

     Additionally, included within cost of goods sold for the three and six months ended June 30, 1996 is $1.3 million of inventory valuation adjustments that resulted from purchase accounting in connection with the Acquisition.


RESEARCH AND DEVELOPMENT

                                      Three Months Ended                   Six Months Ended
                                      ------------------                   ----------------
                                (in thousands except % amounts)     (in thousands except % amounts)
                                     June 30,    June 30,                June 30,    June 30,
                                       1996        1995                    1996        1995
                                       ----        ----                    ----        ----
     Research and Development        $  2,506     $ 840                   $ 3,636     $ 1,538
     As a % of total revenue               13%       10%                       12%         10%

     The dollar increases in research and development expenses were primarily the result of increased investment in new product development and costs of enhancements to existing products. The Company continues to invest in new design wins for OEM customers and the dollar increases reflect steady increases in the number of employees working in research and development.

     Additionally, included within research and development for the three and six months ended June 30, 1996 is $225,000 to expense in-process research and development acquired in connection with the Acquisition.

SELLING, GENERAL AND ADMINISTRATIVE

                                      Three Months Ended                   Six Months Ended
                                      ------------------                   ----------------
                                (in thousands except % amounts)     (in thousands except % amounts)
                                     June 30,    June 30,                June 30,    June 30,
                                       1996        1995                    1996        1995
                                       ----        ----                    ----        ----
     Selling, General & Admin.       $ 2,765      $ 1,685                 $ 4,668     $ 3,189
     As a % of total revenue              14%          21%                     15%         21%

     Selling, general and administrative expenses have increased in dollar amount in the three and six months ended June 30, 1996 compared to the three and six months ended June 30, 1995, respectively, primarily as a result of increased personnel, facilities and travel cost to support higher levels of sales and to support the acquired Multibus operations. The decreases as a percentage of revenues were primarily the result of operating efficiencies achieved by spreading fixed costs over a larger revenue base, offset partially by increases in costs required to expand international operations.


INTEREST INCOME, NET AND INCOME TAX PROVISION

                                      Three Months Ended                   Six Months Ended
                                      ------------------                   ----------------
                                (in thousands except % amounts)     (in thousands except % amounts)
                                  June 30,     %     June 30,          June 30,     %    June 30,
                                    1996    Change     1995              1996    Change    1995
                                    ----    ------     ----              ----    ------    ----
     Interest Income, net         $   272     280     $(10)             $   525   1775    $   28
     Income Tax Provision           1,071   1,027       95                1,408    674       182

     Interest income, net includes interest income, interest expense, bank charges and foreign currency transaction gains or losses. The increases in interest income, net for the three and six months ended June 30, 1996 compared to the three and six months ended June 30, 1995, respectively, were primarily the result of cash invested from the Company's initial public offering in October of 1995.

     The income tax provision reflects effective income tax rates of 35 percent and 30 percent for 1996 and 1995, respectively. The increase in the income tax provision is primarily attributable to the depletion of tax credits in 1995.


LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1996, the Company had $19.8 million in cash and short term investment grade securities, which represents the Company's principal source of liquidity. The Company had working capital of approximately $41.4 million. Net cash provided by operating activities for the six months ended June 30, 1996 was $2.4 million as compared with net cash used by operations of $1.5 million for the six months ended June 30, 1995.

     Capital expenditures were $3.4 million in the six months ended June 30, 1996 and $868,000 for the six months ended June 30, 1995. Capital expenditures for the six months ended June 30, 1996 were primarily for the purchase of two parcels of land for future expansion and construction in progress for a new headquarters and manufacturing facility under development.

     On April 29, 1996, the Company purchased substantially all of the assets of Intel Corporation that are dedicated to the design, manufacture and sale of all standard and custom Multibus I and Multibus II products . In addition, pursuant to the terms of the Acquisition, Intel licensed certain Intel software to the Company. The purchase price consisted of 1,300,000 shares of the Company's Common Stock and warrants to purchase an additional 300,000 shares of Common Stock exercisable within 24 months at prices per share ranging from $13.50 to $15.00, plus an aggregate of $1.2 million in cash to be paid in 1997. The Company will fund the acquired operations from existing cash and cash equivalents.

     The Company believes that existing cash and cash equivalents and cash from operations will be sufficient to fund its operations for at least the next 12 months.

                                  PART II
                             OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        On May 28, 1996 at the Company's Annual Meeting, the holders of the Company's outstanding Common Stock took the actions described below. At May 28, 1996, 6,022,729 shares of Common Stock were issued and outstanding and eligible to vote at the Annual Meeting.

        1. The shareholders elected each of Dr. Glenford J. Myers, David L. Budde, James F. Dalton, Richard J. Faubert, C. Scott Gibson and
        Dr. William W. Lattin to the Company's Board of Directors, by the votes indicated below, to serve for the ensuing year. There were no absententions or broker nonvotes.

                                   Shares        Shares Against
                                  in Favor        or Withheld
                                  --------        -----------
         Dr. Glenford J Myers     4,284,353          42,919
         David L. Budde           4,297,054          30,218
         James F. Dalton          4,302,962          24,310
         Richard J. Faubert       4,304,662          22,610
         C. Scott Gibson          4,281,036          46,236
         Dr. William W. Lattin    4,285,566          41,706

        2. The Shareholders adopted, by vote indicated below, the Company's Employee Stock Purchase Plan.

               Shares        Shares Against                         Broker
              in Favor        or Withheld       Abstentions        Nonvotes
              --------        -----------       -----------        --------
             4,015,887          193,756            7,294           110,335


Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits

               27      Financial Data Schedule

        (b)    Reports on Form 8-K

               On May 3, 1996, the Company filed a Form 8-K dated April 29, 1996 reporting Item 2. On July 1, 1996, the Company filed a Form 8-K/A.

                                 SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       RADISYS CORPORATION


                                       BRIAN V. TURNER
                                       -----------------------------------
Date:  August 14, 1996                 Brian V. Turner
                                       Vice President of Finance and
                                       Administration and Chief Financial
                                       Officer (Principal Financial Officer)

                               EXHIBIT INDEX


                                                                 Sequential
Exhibit No.                      Description                      Page No.
- -----------                      -----------                      --------
    27                     Financial Data Schedule