Form 10-Q
period 1996-09-30
RADISYS CORP
filed 1996-11-14
CIK 873044

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-Q


(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996 or

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



                         5445 NE Dawson Creek Drive
                            Hillsboro, OR 97124
        (Address of principal executive offices, including zip code)

                               (503) 615-1100
            (Registrant's telephone number, including area code)


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

               Number of shares of common stock outstanding
                     as of November 8, 1996: 7,379,667

                            RADISYS CORPORATION

                       PART I. FINANCIAL INFORMATION


                                                                        Page No.
                                                                        --------

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheet - September 30, 1996 and                3
         December 31, 1995

         Consolidated Statement of Operations - Three months ended          4
         September 30, 1996 and 1995, and nine months ended
         September 30, 1996 and 1995

         Consolidated Statement of Changes In Shareholders'                 5
         Equity - December 31, 1993 through September 30, 1996

         Consolidated Statement of Cash Flows - Nine months ended           6
         September 30, 1996 and 1995

         Notes to Consolidated Financial Statements                         7

Item 2.  Management's Discussion and Analysis of Financial                 10
         Condition and Results of Operations



                         PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  14

Signatures                                                                 15

                            RadiSys Corporation
                         Consolidated Balance Sheet
                    (in thousands, except share amounts)

                                   ASSETS

                                                           Sept 30,         December 31,
                                                             1996               1995
                                                          -----------       -------------
                                                          (unaudited)
Current assets
    Cash and cash equivalents                             $    26,388       $      10,236
    Short term investments                                          0              10,922
    Accounts receivable                                        15,044               6,869
    Other receivables                                           4,915                 139
    Inventories                                                12,089               6,380
    Other current assets                                          627                 374
    Deferred income taxes                                         824                 297
                                                          -----------       -------------

       Total current assets                                    59,887              35,217

Equipment, net of accumulated depreciation of
   $5,171 and $3,832                                            9,250               3,179
Other Assets                                                      598                 716
                                                          -----------       -------------

                                                          $    69,735       $      39,112
                                                          ===========       =============


                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts payable                                    $     5,368        $      1,790
     Income taxes payable                                      2,917                 147
     Accrued wages and bonuses                                 1,597                 783
     Accrued warranty costs                                    1,129                 334
     Accrued sales discounts                                   1,850
     Other accrued liabilities                                 1,910                 141
     Current portion of note payable                            600
     Current portion of capital lease obligation                 214                 214
                                                         -----------        ------------

       Total current liabilities                              15,585               3,409
                                                         -----------        ------------

Obligations under capital lease                                  735                 884
Note Payable                                                     600
                                                         -----------        ------------

       Total long-term liabilities                             1,335                 884
                                                         -----------        ------------

       Total liabilities                                      16,920               4,293
                                                         -----------        ------------

Commitments and contingent liabilities
Shareholders' equity
     Common stock, 15,000,000 shares
       authorized, 7,373,502 and 6,014,709 shares
       issued and outstanding                                 44,400              33,627
     Warrants                                                  1,200
     Cumulative translation adjustment                            (9)               (108)
     Retained earnings                                         7,224               1,300
                                                         -----------       -------------

       Total shareholders' equity                             52,815              34,819
                                                         -----------       -------------

                                                         $    69,735       $      39,112
                                                         ===========       =============

                    Consolidated Statement of Operations
                  (in thousands, except per share amounts)
                                (unaudited)


                                                 Three Months Ended                   Nine Months Ended
                                               Sept 30,     Sept 30,              Sept 30,      Sept 30,
                                                  1996         1995                  1996          1995
                                          ------------   ----------          ------------   -----------
Revenues                                  $     22,459   $    9,540          $     53,558   $    24,382
Cost of sales                                   12,006        6,271                31,372        15,807
                                          ------------   ----------          ------------   -----------

Gross Profit                                    10,453        3,269                22,186         8,575

Research and development                         2,030          867                 5,666         2,405
Selling, general and administrative              3,513        1,714                 8,180         4,903
                                          ------------   ----------          ------------   -----------

Income from operations                           4,910          688                 8,340         1,267

Interest income, net                               288          (30)                  812            (2)
                                          ------------   ----------          ------------   -----------

Income before income tax provision               5,198          658                 9,152         1,265
Income tax provision                             1,819          197                 3,228           379
                                          ------------   ----------          ------------   -----------

Net income                                $      3,379   $      461          $      5,924  $        886
                                          ============   ==========          ============   ===========

Net income per share                      $          0   $        0          $          1  $          0
                                          ============   ==========          ============   ===========

Weighted average number of common and
   common equivalent shares outstanding          7,819        4,012                 7,175         3,944
                                          ============   ==========          ============   ===========

                            RadiSys Corporation
         Consolidated Statement of Changes in Shareholders' Equity
                    (in thousands, except share amounts)
            (nine months ended September 30, 1996 is unaudited)
                                Page 1 of 2


                                                                                Preferred stock
                                    -----------------------------------------------------------
                                             Series A             Series B             Series C          Common stock
                                    -----------------  -------------------  -------------------  -------------------
                                      Shares   Amount      Shares   Amount      Shares   Amount      Shares   Amount  Warrants
                                    --------  -------  ----------  -------  ----------  -------  ----------  -------  --------

Balances, December 31, 1993          355,556    1,500   1,820,988    4,917   2,159,504    2,973   1,372,752      322

Collection of note receivable

Exercise of common stock options                                                                    111,328      156

Issuance of common stock for cash                                                                     3,030       10

Repurchase of common stock                                                                           (4,910)     (13)

Net income for the year

                                    --------  -------  ----------  -------  ----------  -------  ----------  -------  --------
Balances, December 31, 1994          355,556    1,500   1,820,988    4,917   2,159,504    2,973   1,482,200      475

Exercise of common stock options                                                                     58,524      106

Issuance of common stock                                                                          2,175,000   23,656

Conversion of preferred stock       (355,556)  (1,500) (1,820,988)  (4,917) (2,159,504)  (2,973)  2,298,985    9,390

Translation adjustment

Net income for the year

                                    --------  -------  ----------  -------  ----------  -------  ----------  -------  --------

Balances, December 31, 1995                                                                       6,014,709   33,627

Exercise of common stock options                                                                     58,793      273

Translation adjustment

Stock issued for acquisition                                                                      1,300,000   10,500

Warrants issued for acquisition                                                                                          1,200

Net income for the period

                                    --------  -------  ----------  -------  ----------  -------  ----------  -------  --------
Balances, September 30, 1996               -  $     -           -  $     -           -  $     -   7,373,502  $44,400  $  1,200
                                    ========  =======  ==========  =======  ==========  =======  ==========  =======  ========

                            RadiSys Corporation
         Consolidated Statement of Changes in Shareholders' Equity
                    (in thousands, except share amounts)
            (nine months ended September 30, 1996 is unaudited)
                                Page 2 of 2




                                                   Cumulative   Retained
                                           Notes  translation  (deficit)
                                      Receivable   adjustment   earnings      Total
                                      ----------   ----------   --------   --------
Balances, December 31, 1993                   (5)                 (1,581)     8,126

Collection of note receivable                  5                                  5

Exercise of common stock options                                                156

Issuance of common stock for cash                                                10

Repurchase of common stock                                                      (13)

Net income for the year                                            1,365      1,365

                                      ----------   ----------   --------   --------
Balances, December 31, 1994                                         (216)     9,649

Exercise of common stock options                                                106

Issuance of common stock                                                     23,656

Conversion of preferred stock

Translation adjustment                                   (108)                 (108)

Net income for the year                                            1,516      1,516

                                      ----------   ----------   --------   --------

Balances, December 31, 1995                              (108)     1,300     34,819

Exercise of common stock options                                                273

Translation adjustment                                     99                    99

Stock issued for acquisition                                                 10,500

Warrants issued for acquisition                                               1,200

Net income for the period                                          5,924      5,924

                                      ----------   ----------   --------   --------
Balances, September 30, 1996                   -   $       (9)  $  7,224   $ 52,815
                                      ==========   ==========   ========   ========


                                    5A

                    Consolidated Statement of Cash Flows
                               (in thousands)
                                (unaudited)

                                                                                               Nine Months Ended
                                                                                 September 30,      September 30,
                                                                                         1996               1995
                                                                                   ----------           --------
Cash flows from operating activities:
   Net Income                                                                      $    5,924           $    886
   Adjustments to reconcile net income to net
   cash provided by (used for) operating
   activities:
      Depreciation and amortization                                                     1,339                728
      Deferred income taxes                                                              (527)               (37)
      Net changes in current assets and current liabilities:
         (Increase) in accounts receivable                                             (8,175)            (3,040)
         Decrease in other receivables                                                     24
         (Increase) in inventories                                                       (112)            (3,361)
         (Increase) in other current assets                                               (28)               (41)
         Increase in accounts payable                                                   3,578              2,250
         Increase (decrease) in income tax payable                                      2,770               (146)
         Increase (decrease) in accrued wages and bonuses                                 814                (37)
         Increase in accrued warranty costs                                               795                 68
         Increase in other accrued liabilities                                          3,618                127
                                                                                   ----------           --------

      Net cash provided by (used for) operating activities                             10,020             (2,603)
                                                                                   ----------           --------

Cash flows from investing activities:
   Decrease in short term investments                                                  10,922
   Capital expenditures                                                                (5,132)            (2,551)
   Capitalized software production costs and decrease in other assets                     118               (404)
                                                                                   ----------           --------

      Net cash provided by (used for) investing activities                              5,908             (2,955)
                                                                                   ----------           --------

Cash flows from financing activities:
   Cash proceeds from issuance of common stock, net                                       274                 88
   Proceeds from capital lease                                                                             1,156
   Payments on capital lease obligation                                                  (149)
   Increase in bank line of credit                                                                         1,700
                                                                                   ----------           --------

      Net cash provided by (used for) financing activities                                125              2,944
                                                                                   ----------           --------

Effect of exchange rate changes on cash                                                    99                (68)
                                                                                   ----------           --------

Net increase (decrease) in cash and cash equivalents                                   16,152             (2,682)
Cash and cash equivalents, beginning of period                                         10,236              2,965
                                                                                   ----------           --------

Cash and cash equivalents, end of period                                           $   26,388           $    283
                                                                                   ==========           ========

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

2.   ACCOUNTS RECEIVABLE

     Trade accounts receivable are net of an allowance for doubtful accounts of $699 and $233 at September 30, 1996 and December 31, 1995, respectively. The Company's customers are concentrated in the technology industry.

3.   INVENTORIES

     Inventories consist of the following:



                                                    Sept 30,         Dec 31,
                                                       1996            1995
                                               ------------    ------------

           Raw Materials                       $      6,714    $      3,835
           Work in Process                            2,897             270
           Finished Goods                             2,478           2,275
                                               ------------    ------------
                                               $     12,089    $      6,380
                                               ============    ============

4.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                    Sept 30,         Dec 31,
                                                       1996            1995
                                               ------------    ------------

       Land                                    $      1,190     $        33
       Manufacturing Equipment                        4,851           3,654
       Office Equipment                               7,129           3,040
       Leasehold Improvements                         1,251             284
                                               ------------    ------------
                                                     14,421           7,011

       Less:  Accum. Depr.                            5,171           3,832
                                               ------------    ------------
                                               $      9,250    $      3,179
                                               ============    ============

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

     Included within other receivables is approximately $4.1 million related to inventory to be delivered by Intel to the Company by March 1997.

     The following unaudited pro forma information represents the results of operations of the Company as if the Acquisition had occurred as of the beginning of the respective nine month periods, after giving effect to assumed increases in operating, research and development, and general and administrative costs to operate the business, depreciation of acquired fixed assets, expensing acquired in process research and development, and adjustments to reflect the estimated impact on tax expense of the Acquisition. The unaudited pro forma financial statements are not necessarily indicative of what actual results would have been had the Multibus acquisition occurred at the beginning of the respective periods. The unaudited pro forma information should be read in conjunction with the Current Report of the Company on Form 8-K dated May 3, 1996 and the Current Report of the Company on Form 8-K/A dated July 1, 1996.

                                                  For the nine months ended
                                               ----------------------------
                                                    Sept 30,        Sept 30,
           (Unaudited)                                 1996            1995
                                               ------------    ------------

           Revenues                            $     73,902    $     86,358
                                               ------------    ------------

           Net Income                          $      7,594    $      4,664
                                               ------------    ------------

           Earnings per share                  $       0.92    $       0.84
                                               ------------    ------------

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     Total revenue was $22.5 million for the three months ended September 30, 1996 compared to $9.5 million for the three months ended September 30, 1995, and $53.6 million for the nine months ended September 30, 1996 compared to $24.4 million for the nine months ended September 30, 1995. Net income was $3.4 million for the three months ended September 30, 1996 compared to $0.5 million for the three months ended September 30, 1995, and $5.9 million for the nine months ended September 30, 1996 compared to $0.9 million for the nine months ended September 30, 1995.

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


REVENUES

                                               Three Months Ended                        Nine Months Ended
                                   ------------------------------            -----------------------------
                                   (in thousands except % amounts)          (in thousands except % amounts)
                                   Sept 30,        %      Sept 30,           Sept 30,        %     Sept 30,
                                      1996    Change         1995               1996    Change        1995
                                   -------    ------      -------            -------    ------     -------
     Revenues                      $22,459       135      $ 9,540            $53,558       120     $24,382

     The increases in revenues for the three and nine months ended September 30, 1996 compared to the three and nine months ended September 30, 1995, respectively, resulted primarily from the acquisition of Multibus from Intel on April 29, 1996 and from volume increases in OEM sales. Additionally, included within revenues for the three and nine months ended September 30, 1996 is $0.7 million and $1.4 million of royalty payments, respectively, from Intel in connection with backlog retained by Intel in connection with the Acquisition. At the end of the third quarter RadiSys was unable to ship approximately $2 million of product due to component delays.


COST OF GOODS SOLD

                                               Three Months Ended                        Nine Months Ended
                                   ------------------------------            -----------------------------
                                   (in thousands except % amounts)          (in thousands except % amounts)
                                   Sept 30,        %      Sept 30,           Sept 30,        %     Sept 30,
                                      1996    Change         1995               1996    Change        1995
                                   -------    ------      -------            -------    ------     -------
     Cost of Goods Sold            $12,006        91      $ 6,271            $31,372        99     $15,807
     As a % of total revenue            53%                    66%                59%                   65%

     As a percentage of revenues total cost of goods sold decreased for the three and nine months ended September 30, 1996 compared to the three and nine months ended September 30, 1995, respectively, primarily as a result of unshipped lower margin product, component pricing decreasing faster than price changes to the Company's customers, the mix of products sold through distributors versus direct sales, and product mix consisting of a larger portion of higher margin product relative to lower margin product shipped during the second quarter of 1996. Cost of goods sold as a percentage of revenues is expected to return to targeted levels in future periods, which are lower than those achieved in second and third quarters of 1996.

     Additionally, included within cost of goods sold for the nine months ended September 30, 1996 is $1.3 million of inventory valuation adjustments recorded in the second quarter that resulted from purchase accounting in connection with the Multibus acquisition.


RESEARCH AND DEVELOPMENT

                                        Three Months Ended                     Nine Months Ended
                            ------------------------------         -----------------------------
                            (in thousands except % amounts)       (in thousands except % amounts)
                                     Sept 30,      Sept 30,                Sept 30,      Sept 30,
                                        1996          1995                    1996          1995
                                     -------       -------                 -------       -------
     Research and Development        $ 2,030        $ 867                  $ 5,666       $ 2,405
     As a % of total revenue               9%           9%                      11%           10%

     The dollar increases in research and development expenses were primarily the result of increased investment in new product development and costs of enhancements to existing products. The Company continues to invest in new design wins for OEM customers and the dollar increases reflect steady increases in the number of employees working in research and development.

     Additionally, included within research and development for the nine months ended September 30, 1996 is $225,000 recorded in the second quarter to expense in-process research and development acquired in connection with the Multibus acquisition.

SELLING, GENERAL AND ADMINISTRATIVE

                                        Three Months Ended                     Nine Months Ended
                            ------------------------------         -----------------------------
                            (in thousands except % amounts)       (in thousands except % amounts)
                                     Sept 30,      Sept 30,                Sept 30,      Sept 30,
                                        1996          1995                    1996          1995
                                     -------       -------                 -------       -------
     Selling, General & Admin.       $ 3,513       $ 1,714                 $ 8,180       $ 4,903
     As a % of total revenue              16%           18%                     15%           20%

     Selling, general and administrative expenses have increased in dollar amount in the three and nine months ended September 30, 1996 compared to the three and nine months ended September 30, 1995, respectively, primarily as a result of increased personnel, facilities and travel cost to support higher levels of sales and to support the acquired Multibus operations. The decreases as a percentage of revenues were primarily the result of operating efficiencies achieved by spreading fixed costs over a larger revenue base, offset partially by increases in costs required to expand international operations.


INTEREST INCOME, NET AND INCOME TAX PROVISION

                                        Three Months Ended                     Nine Months Ended
                            ------------------------------         -----------------------------
                            (in thousands except % amounts)       (in thousands except % amounts)
                                     Sept 30,      Sept 30,                Sept 30,      Sept 30,
                                        1996          1995                    1996          1995
                                     -------       -------                 -------       -------
     Interest Income, net            $   288       $   (30)                $   812       $    (2)
     Income Tax Provision              1,819           197                   3,228           379

     Interest income, net includes interest income, interest expense, bank charges and foreign currency transaction gains or losses. The increases in interest income, net for the three and nine months ended September 30, 1996 compared to the three and nine months ended September 30, 1995, respectively, were primarily the result of cash invested from the Company's initial public offering in October of 1995.

     The income tax provision reflects effective income tax rates of 35 percent and 30 percent for 1996 and 1995, respectively. The increase in the income tax provision is primarily attributable to the depletion of tax credits in 1995.


LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1996, the Company had $26.4 million in cash and short term investment grade securities, which represents the Company's principal source of liquidity. The Company had working capital of approximately $44.0 million. Commencing September 30, 1996, the Company entered into a $10.0 million line of credit with a bank. The Company has not drawn any funds under this line of credit. Net cash provided by operating activities for the nine months ended September 30, 1996 was $10.0 million as compared with net cash used by operations of $2.6 million for the nine months ended September 30, 1995.

     Capital expenditures were $5.1 million in the nine months ended September 30, 1996 and $2.6 million for the nine months ended September 30, 1995. Capital expenditures for the nine months ended September 30, 1996 were primarily for the purchase of two parcels of land for future expansion and construction in progress for a new headquarters and manufacturing facility which the Company occupied beginning in October of 1996.

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

                                  PART II
                             OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               10.1   Revolving line of credit

               27     Financial Data Schedule

                                 SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       RADISYS CORPORATION


                                       BRIAN V. TURNER
                                       -----------------------------------
Date:  November 11, 1996               Brian V. Turner
                                       Vice President of Finance and
                                         Administration and Chief Financial
                                         Officer
                                      (Principal Financial Officer)

                               EXHIBIT INDEX


                                                                     Sequential
Exhibit No.                       Description                         Page No.
-----------                       -----------                         --------

   10.1                     Revolving line of credit

    27                      Financial Data Schedule