Form 10-Q/A
period 1996-09-30
RADISYS CORP
filed 1996-12-04
CIK 873044

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                FORM 10-Q/A
                              AMENDMENT NO. 1


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

                            RADISYS CORPORATION

                       PART I. FINANCIAL INFORMATION


                                                                        Page No.
                                                                        --------

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheet - September 30, 1996 and                3
         December 31, 1995

         Consolidated Statement of Operations - Three months ended          4
         September 30, 1996 and 1995, and nine months ended
         September 30, 1996 and 1995

         Consolidated Statement of Changes In Shareholders'                 5
         Equity - December 31, 1993 through September 30, 1996

         Consolidated Statement of Cash Flows - Nine months ended           6
         September 30, 1996 and 1995

         Notes to Consolidated Financial Statements                         7

Signatures                                                                 10

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
                                                         ===========       =============

                    Consolidated Statement of Operations
                  (in thousands, except per share amounts)
                                (unaudited)


                                                 Three Months Ended                   Nine Months Ended
                                               Sept 30,     Sept 30,              Sept 30,      Sept 30,
                                                  1996         1995                  1996          1995
                                          ------------   ----------          ------------   -----------
Revenues                                  $     22,459   $    9,540          $     53,558   $    24,382
Cost of sales                                   12,006        6,271                31,372        15,807
                                          ------------   ----------          ------------   -----------

Gross Profit                                    10,453        3,269                22,186         8,575

Research and development                         2,030          867                 5,666         2,405
Selling, general and administrative              3,513        1,714                 8,180         4,903
                                          ------------   ----------          ------------   -----------

Income from operations                           4,910          688                 8,340         1,267

Interest income, net                               288          (30)                  812            (2)
                                          ------------   ----------          ------------   -----------

Income before income tax provision               5,198          658                 9,152         1,265
Income tax provision                             1,819          197                 3,228           379
                                          ------------   ----------          ------------   -----------

Net income                                $      3,379   $      461          $      5,924  $        886
                                          ============   ==========          ============   ===========

Net income per share                      $        .43   $      .11          $        .83  $        .22
                                          ============   ==========          ============   ===========

Weighted average number of common and
   common equivalent shares outstanding          7,819        4,012                 7,175         3,944
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



                                       RADISYS CORPORATION


                                       BRIAN V. TURNER
                                       -----------------------------------
Date:  December 13, 1996               Brian V. Turner
                                       Vice President of Finance and
                                         Administration and Chief Financial
                                         Officer
                                      (Principal Financial Officer)