Form 10-K
period 1996-12-31
RADISYS CORP
filed 1997-02-18
CIK 873044

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                         Commission file number 0-26844

                               RADISYS CORPORATION
             (Exact name of registrant as specified in its charter)

              OREGON                                         93-0945232
  (State or other jurisdiction of                         (I.R.S Employer
   Incorporation or Organization)                      Identification Number)

                          5445 N.E. Dawson Creek Drive
                               Hillsboro, OR 97124
                    (Address of principal executive offices,
                               including zip code)

                                 (503) 615-1100
                         (Registrant's telephone number,
                              including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. (X)

Aggregate market value of the voting stock held by non-affiliates of the Registrant at February 6, 1997: $195,680,352. For purposes of the calculation executive officers, directors and holders of 10% or more of the outstanding Common Stock are considered affiliates.

                  Number of shares of Common Stock outstanding
                       as of February 6, 1997: 7,391,556.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                    Part of Form 10-K into
                 Document                             which Incorporated
     -------------------------------                ----------------------
     Proxy Statement for 1997 Annual                       Part III
       Meeting of Shareholders

                               RADISYS CORPORATION

                                    FORM 10-K

TABLE OF CONTENTS

Part I
------

   Item 1      Business                                                    3
   Item 2      Properties                                                  9
   Item 3      Legal Proceedings                                           9
   Item 4      Submission of Matters to a Vote of Security Holders         9
   Item 4(a)   Executive Officers of the Registrant                        9

Part II
-------

   Item 5     Market for  the Registrant's Common Equity and Related
              Shareholder Matters                                          11
   Item 6     Selected Financial Data                                      11
   Item 7     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    12
   Item 8     Financial Statements and Supplementary Data                  14
   Item 9     Changes In and Disagreements With Accountants on Accounting
              and Financial Disclosure                                     15

Part III
--------

   Item 10    Directors and Executive Officers of the Registrant           15
   Item 11    Executive Compensation                                       15
   Item 12    Security Ownership of Certain Beneficial Owners and
              Management                                                   15
   Item 13    Certain Relationships and Related Transactions               15

Part IV
-------

   Item 14    Exhibits, Financial Statement Schedules and Reports
              on Form 8-K                                                  16

Signatures                                                                 30

                                     PART I

ITEM  1.         BUSINESS

RadiSys Corporation ( "RadiSys" or the "Company") is a significant independent designer and manufacturer of embedded computer solutions used by original equipment manufacturers ("OEMs") for products in the manufacturing automation, telecommunications, medical devices, transportation, retail/office automation, and the test and measurement industries. Unlike general purpose computers, embedded computer solutions are incorporated into systems and equipment to provide a single or a limited number of critical system control functions and are generally integrated into larger automated systems. RadiSys' embedded computers are based upon the Intel x86 architecture and are typically capable of running PC-compatible operating systems and application software. The Company offers a broad spectrum of solutions, including application-specific embedded computer subsystems, board-level modules and chip-level products.

On April 29, 1996, the Company purchased substantially all of the assets of Intel Corporation ("Intel") that were dedicated to the design, manufacture and sale of all standard and custom Multibus I and Multibus II products ("Multibus") (collectively the "Acquisition"). In addition, pursuant to the terms of the Acquisition, Intel licensed Intel's iRMX real time operating software system ("iRMX") to the Company.

Embedded Computer Market

Embedded computers are a key segment of the broad electronics market and form the backbone and control system for many types of today's electronics systems requiring advanced capabilities for human interface, data analysis and system communications and control. Embedded computers differ from general purpose computers, such as PCs, in several key respects. First, embedded computers are closely integrated into larger systems, perform a single or limited number of complex applications and adhere to specific requirements regarding size, reliability and ability to withstand the demands of extreme environmental conditions. Additionally, embedded computers are design-intensive solutions that require substantial engineering know-how and a comprehensive understanding of the specific end product into which they are to be incorporated.

Embedded computer solutions are incorporated into a broad range of products, including blood analyzers, patient monitors, ultrasound machines, voice message systems, local area network routers, cellular base stations, semiconductor manufacturing equipment, electronics assembly equipment, metal grinding equipment, anticollision systems, intelligent highway systems, locomotive motor control devices, bar code scanners, point of sale terminals and automated teller machines. Unlike PC products, which have experienced and will likely continue to experience short product cycles, a typical embedded computer solution has a relatively long product life, with most designs lasting through the life cycles of the products into which they are integrated, often three to seven or more years.

The embedded computer market can be segmented by annual unit volume. At unit volumes of above about 50,000 units per year, OEMs generally decide to produce their own solutions. At low unit volumes of less than 500 units per year, where customized requirements such as space, cost, functionality and power usually cannot be met efficiently by OEMs, such OEMs typically use off-the-shelf catalog bus/board products. In the intermediate segment (between 500 and 50,000 units per year), unit volumes are sufficient to support a significant design effort but are not large enough to take advantage of very high volume manufacturing channels or to support custom semiconductor designs. Industry applications contained within this intermediate segment of the market include manufacturing automation equipment, telecommunications equipment, medical devices, transportation systems, retail automation equipment and test and measurement equipment. Based on industry sources, the Company believes sales of embedded computer solutions into the intermediate segment of the embedded computer market represented over two-thirds of dollar sales in the total embedded computer market in 1996.

In recent years, the increasing complexity of electronics subsystems and components, together with a widespread trend in many industries to rationalize internal manufacturing resources, has led to a significant growth in the outsourcing of the design and manufacture of electronics subsystems and components by major OEMs. As a result, the Company believes there is a significant opportunity for independent manufacturers to provide OEMs with cost-effective, reliable and high value-added embedded computer solutions.

Strategy

The Company's objective is to be the leading supplier of embedded computer solutions to major OEMs in the manufacturing automation, telecommunications, medical devices, transportation systems, test and measurement, and retail/office automation industries. The key elements of the Company's strategy to achieve this objective are:

LEVERAGE INTEL X86 EXPERTISE IN EMBEDDED COMPUTER MARKET. RadiSys combines the technical expertise of hundreds of man-years of Intel x86 architecture experience with a close working relationship with Intel to design and manufacture innovative Intel-based solutions for its OEM customers. The Company intends to capitalize on the widespread acceptance of the Intel x86 architecture, the availability of powerful yet inexpensive software, and the development of flexible I/O and peripheral devices to increase adoption of Intel x86 architecture as the preferred solution of OEMs. Additionally, the Company and Intel's Computer Enhancement Group are working together to develop and market chip-level and board-level products for the embedded computer market in order to facilitate the implementation of x86 designs into a broadening array of new OEM end products.

FOCUS ON THE HIGH VOLUME OEM MARKET. The Company is targeting the segment of the embedded computer market where product volumes typically range from 500 to 50,000 units annually. The Company believes this segment includes the largest number of OEM products requiring embedded computer solutions, and that sales of embedded computer solutions into this market segment represent over two-thirds of the aggregate dollar volume of annual embedded computer product sales. The Company also believes that the need for complex, customer-specific embedded computers within this segment typically requires considerable design and manufacturing expertise, which are the Company's core strengths and the combination of which are frequently unavailable from traditional design and manufacturing sources.

EXPAND LONG-TERM OEM SALES OPPORTUNITIES. The Company seeks to develop and expand long-term relationships with OEMs where it acts as a "virtual division" by developing a close working relationship in which the OEM views RadiSys as playing an integral role in its product development processes. This approach allows the OEM to outsource the design and manufacture of its embedded computer solutions while continuing to control and coordinate this process. At the same time, this approach provides RadiSys with the opportunity to achieve attractive unit sales volumes for products with relatively long life cycles and also provides RadiSys with access to new product opportunities.

PROVIDE BROAD SET OF TECHNICAL SOLUTIONS TO MEET CUSTOMER-SPECIFIC NEEDS. The Company provides a high degree of design, product, and manufacturing flexibility to address the needs of its customers for customized solutions in a wide range of applications. The Company provides products with a variety of physical form factors and levels of integration, from application-specific embedded computer subsystems to board-level modules to chip-level products. The Company also offers a broad range of solutions from standard products to custom solutions and maintains a large and expanding library of designs, containing specifications, logic designs, firmware, device driver software, test specifications, and manufacturing rules. The Company believes that its broad range of solutions is critical to its ability to find the solution that best fits its customers' technical and business needs.

CAPITALIZE ON MANUFACTURING EXPERTISE. The Company is ISO9001 certified and its high quality manufacturing facility, its sophisticated control systems, and its advanced test processes enable it to meet its customers' demands for highly reliable and rugged products. By both designing and manufacturing embedded computer solutions, the Company offers its customers a stable, long-term source of supply, a single point of accountability, design expertise, and reduced time-to-market.

Products

RadiSys designs and manufactures embedded computer solutions based on the Intel x86 architecture to address the specific requirements of its OEM customers. A typical solution combines the level of integration, degree of customization and specified form factors and standards required to meet the customer's needs.

INTEGRATION. The level of integration of the Company's products ranges from complete solutions in the form of application-specific embedded computer subsystems to board-level modules to chip-level products. The Company provides its customers with alternative solutions at each of these three levels based on the customers' needs, and uses products developed at lower levels of integration as components of more highly integrated designs.

Application-specific embedded computers are subsystems designed to function without additional configuration by the OEM. These subsystems can be specific integrated configurations of standard products, semi-custom products, or highly integrated single-board-solutions. Application-specific embedded computers generally range in price from $500 to $4,000. The Company has approximately 100 application-specific embedded computers in production.

Board-level modules are usually designed to be components of larger systems employing standard modular bus structures. These modules consist of printed circuit boards such as processor boards and I/O interfaces, backplanes (interconnect boards), power supplies and mechanical packaging. Modules are typically sold to OEM customers who have designed a complete system comprising boards purchased from the Company along with other boards purchased from other suppliers and still others designed in-house. Board-level products typically range in price from about $300 to over $3,000. The Company has over 150 module products in production supporting the Multibus I, Multibus II, VME architectures as well as Baby AT and ATX form factor baseboards.

Chip-level products, like modules, are used as components for higher levels of integration and as products for direct sale to customers who build their own board-level solutions. RadiSys has introduced three companion chips, supporting Intel's family of long-lived embedded processors. The RadiSys R300EX and R380EX embedded system controllers support the Intel386 EX(TM) embedded processor, which is a highly integrated version of the standard Intel386 developed specifically for embedded design. The RadiSys R400EX is newly introduced and supports the Intel486(TM) family of embedded processors, including SX, DX2, and DX4 versions as well as Intel's ultra-low power 486. Intel continues to make specific versions of the Intel 486 available to the embedded market because of its wide acceptance in embedded designs. The Company's companion chips make product designs with the Intel386 EX and the family of Intel 486 processors easier, smaller, and less expensive by integrating design features essential to embedded designers such as integrated real time clock, watch-dog-timer, IDE disk controllers, serial ports, and chip selects, in addition to traditional companion chip features such as memory control, I/O chip interfacing, and timing control, all in a single integrated device.

CUSTOMIZATION. The degree of customization of the Company's products ranges from modifications of standard products, to custom solutions comprised solely of newly developed modules. The Company uses its extensive design experience and large design library to create products with varying degrees of customization. The Company believes that the degree of customization will tend to increase in the future.

FORM FACTORS AND STANDARDS. The form factors and standards of the Company's products represent a large set of product parameters that characterize specific product and customer needs. The Company has expertise across a broad range of form factors, microprocessors, software environments and communication standards including, but not limited to, EMC, PC/104, ISA bus, PCI bus, PCMCIA, SBC, VME bus, VXI bus and Multibus.

SOFTWARE. The Company announced in 1996 the formation of a new Embedded Software Operation (ESO) which will focus on OEM software platforms specific to the embedded market. ESO is focused on extending Microsoft Windows NT with real-time capabilities. "Real-time" is the term typically used to describe those applications on the upper end of embedded applications that require system response times in the sub-millisecond range. The Company expects to release its software product in late second quarter of 1997.


Sales and Marketing

The Company typically experiences long life cycles for products designed for its OEM customers. RadiSys views the design process as an opportunity to build long-term OEM customer relationships. In the initial phases of the relationship, considerable attention is given to the establishment of communications links, such as electronic mail, to enable the customer's and the Company's sales and engineering staffs to interact on a real-time or rapid response basis. The Company believes that close and frequent communication during the design process allows RadiSys to operate as a "virtual division" within the customer's internal organization. RadiSys' in-depth understanding of embedded computer technology and applications assists the customer in resolving its overall product design issues while regular customer feedback enables RadiSys to increase and continually refresh its understanding of its customer's specific design requirements.

The Company markets its products primarily in North America, Western Europe and Japan. In 1996, the Company had only one customer whose sales exceeded 10% of total revenues; Electrocom Automation accounted for 10.1% of 1996 sales. In North America, products are sold principally by a direct sales force. The Company has U.S. regional offices in Philadelphia and San Jose. Each region has a regional sales manager, and four to six sales and applications engineers. The field sales force is supported by approximately 24 factory-based applications engineers, product marketing personnel and sales support personnel. In addition, the Company's management plays a key role in the Company's marketing and selling efforts.

In Japan, the Company sells its products through a wholly owned Japanese subsidiary, RadiSys K.K., that markets the Company's products directly and through several distributors in Japan. In Europe, the Company sells its products through wholly owned subsidiaries in the United Kingdom, RadiSys UK Ltd., and RadiSys International and through approximately 23 distributors throughout Europe. RadiSys has regional sales offices in Swindon, United Kingdom; Munich, Germany; and Eindhoven, Netherlands. In 1994, 1995 and 1996, international sales represented approximately 16%, 17% and 27%, respectively, of revenues. Substantially all of the Company's international sales are denominated in U.S. dollars

The Company has established distributor relationships with Anthem, Arrow/Schweber Electronics, Pioneer-Standard Electronics, Inc., and Wyle Electronics in North America and approximately 23 distributors in Europe to market the Company's chip-level and Multibus products.

Research, Development and Engineering

The Company believes its research, development and engineering expertise represents an important competitive advantage. The Company's research, development and engineering staff at December 31, 1996 consisted of 74 engineers, 92% of whom hold degrees in a technology related field, and 37 technicians.

Most of the Company's research, development and engineering efforts are focused on joint projects with its OEM customers resulting in the development of custom products. For these projects, the Company's engineering staff works closely with the customer and the customers generally pay the Company non-recurring engineering fees as certain milestones are attained. From time to time, the Company also engages in joint research and development of other products with certain of its customers and other parties.

The Company is engaged in research and development of additional chip-level products designed to give the Company's board-level products additional competitive advantages in terms of functionality, cost, reliability, reduced time-to-market and increased product life longevity and to capitalize on the Company's expertise in embedded computer system design by providing innovative chips to meet the requirements of OEM customers.

The Company typically retains the rights to any technology developed as a part of the design process. In some cases, the Company agrees to share technology rights, including manufacturing rights, with the customer, but generally retains nonexclusive rights to use the technology.

The embedded computer market is subject to rapid technological development, product innovation and competitive pressures. Consequently, the Company has invested and will continue to invest resources in the research and development of (i) building blocks such as embedded modules, platforms, chips and low-level firmware, (ii) application-specific embedded computers for specific customers and (iii) design processes and tools. In 1994, 1995 and 1996, the Company invested $2.1 million, $3.3 million and $8.2 million, respectively, on research and development.

Manufacturing

The Company currently manufactures most of the board-level products it sells. The Company builds its products in a highly automated ISO9001 certified manufacturing plant at its headquarters in Hillsboro, Oregon. This plant encompasses surface-mount technology ("SMT") board assembly, test, mechanical assembly and shipping. ISO9001 certification is the international designation, developed by the International Standards Organization, a pan-governmental agency, for demonstrating that the Company's systems support the production of high quality products.

The Company has three automated lines for SMT board assembly, which are based on equipment purchased primarily from Universal Instruments. The first line is optimized for higher mix, lower volume products. With a higher product mix, the line can produce approximately 3,000 boards per month and is production worthy of 0.5mm (19 mil) ultra-fine-pitch SMT. The second and third lines use a fully inline, full vision stencil printer and other inline equipment, can produce approximately 11,000 boards per month and are production worthy of 0.4mm (15 mil) ultra-fine-pitch SMT. The Company estimates that, as currently configured, the three lines have sufficient capacity on multiple-shift operation to handle planned demand well into 1997. Each of the lines is modular and thus readily expandable by adding additional inline equipment.

Because the products into which embedded computers are integrated typically have long life cycles, dynamic stress testing of embedded computer products must be particularly exacting to ensure the reliability of such products. The Company believes its test processes represent a significant competitive advantage in this area. The Company uses a variety of commercial and proprietary bed-of-nails, in-circuit and functional test equipment. Most products also pass through highly accelerated stress screening. The stress screening process detects early lifetime failures by subjecting products to a series of cycles of rapid temperature change, and random mechanical vibration while the products are running a self-test program and are being monitored. The Company has equipment to perform temperature, humidity, and vibration analysis of products.

The Company relies on external suppliers for bare printed-circuit board fabrication, machine-inserted throughole circuit boards, semiconductor components, mechanical assemblies, and semiconductor foundry services. Although many of the raw materials and much of the equipment used in the Company's manufacturing operation are available from a number of alternate sources, certain of these components are obtained from a single supplier or a limited number of suppliers. The Company is dependent on third parties for a continuing supply of the components it uses in the manufacture of its products. For example, the Company is dependent solely on Intel for the supply of microprocessors and other components and depends on Maxim Integrated Products, Inc., Cirrus Logic, Inc. and Xilinx, Inc. as sole source suppliers for other components, for some of which the Company would encounter difficulty in locating alternative sources of supply.

The Company relies on a third party foundry to produce its core logic chip product offerings. There is no assurance that the third party will be willing or able to supply the Company with sufficient core logic chips to meet its needs in the future or, if the party were not to meet the Company's needs, that the Company could obtain satisfactory core logic chips from alternative sources in sufficient quantities and at acceptable prices.


Competition

The embedded computer industry is highly competitive and fragmented, and the Company's competitors differ depending on product type, geographic market and application type. The Company believes that, from a customer's perspective, the main competitive factors in the embedded computer industry are product cost, product quality, design effectiveness, time-to-market, and long-term stability of both the product and the supplier.

Because many OEM customers view their embedded computer requirements from a make versus buy perspective, the Company often competes against its OEM customers' ability to design and manufacture satisfactory embedded computer products in-house. A customer may be capable of manufacturing an embedded computer product at lower cost and with better quality control than the Company can, and may wish to use underutilized internal design and manufacturing resources. On the other hand, if the OEM customer wishes to rely on outside expertise, desires quicker time-to-market, is lacking internal design and/or manufacturing resources, and wishes to avoid certain issues of product stability, new technologies, and redesign due to end-of-life components, the customer may opt to purchase the Company's embedded computer solution.

Off-the-shelf product manufacturers comprise a second set of competitors, although this product segment is highly fragmented by physical and electrical form factor. Electronics contract manufacturers form a third set of potential competitors, although most have no specific product or application design expertise and simply manufacture to a third party's design.

Finally, the Company competes against embedded computer systems that rely on non-Intel-based architectures, including the Power PC architecture manufactured by IBM and Motorola. Motorola's 68000 family of microprocessors has achieved relative dominance of the embedded computer market for applications requiring a VME bus form factor.


Backlog

As of December 31, 1996, the Company's backlog was approximately $33.6 million, as compared to $13.9 million as of December 31, 1995. The Company believes the increase in backlog is primarily due to increased sales which partly resulted from the acquisition of Multibus and iRMX in April 1996. The Company includes in its backlog all purchase orders scheduled for delivery within twelve months, although a majority of the backlog is typically scheduled for delivery within 90 days.


Intellectual Property

The Company has two Multibus patents, but relies principally on trade secrets for protection of its intellectual property. The Company believes, however, that its financial performance will depend much more on the pace of its product development and its relationships with its customers than upon such protection. The Company has no pending claims against it alleging any possible infringement of patents or other intellectual property rights of others.


Employees

As of December 31, 1996, the Company had 356 employees, of which 280 were regular employees and 76 were agency temporary employees or contractors. The Company is not subject to any collective bargaining agreement, has never been subject to a work stoppage, and believes that its relations with employees are good.


Forward Looking Statements

Except for the historical statements and information, this Annual Report on Form 10-K contains and from time to time the Company may issue forward looking statements that involve a number of risks and uncertainties. The following are among the factors that could cause actual results to differ materially from the forward looking statements: business conditions and growth in the electronics industry and general economies, both domestic and international; uncertainty of market development; dependence on a limited number of OEM customers; dependence on limited or sole source suppliers; dependence on the relationship with Intel; dependence on Intel's support of the embedded computer market; lower than expected customer orders; competitive factors, including increased competition, new product offerings by competitors and price pressures; the availability of parts and components at reasonable prices; changes in product mix; dependence on proprietary technology; technological difficulties and resource constraints encountered in developing new products; and product shipment interruptions due to manufacturing difficulties. See Items 7 and 14 of this report. The forward looking statements contained in this Annual Report on Form 10-K regarding industry trends, product development and introductions, and liquidity and future business activities should be considered in light of these factors.

ITEM  2.       PROPERTIES

The Company leases an aggregate of approximately 80,000 square feet of office and manufacturing space in one building in Hillsboro, Oregon and 20,000 square feet of office space in Beaverton, Oregon. The Company also leases five small sales offices in the U.S. and one each in Swindon, United Kingdom, Yokohama, Japan, Eindhoven, the Netherlands and Munich, Germany. Total lease costs of all these facilities are approximately $1.1 million per year, plus certain building operating expenses.

The Company is in the process of negotiating an agreement to lease an engineering design center facility of approximately 50,000 square feet to be located adjacent to the Company's headquarters and manufacturing facility in Hillsboro, Oregon. This facility will be built to the Company's specifications and is expected to be ready for occupancy in early 1998. In January 1997, the Company purchased an additional parcel of land adjacent to its headquarters and manufacturing facility for future expansion.


ITEM  3.       LEGAL PROCEEDINGS

The Company and Dr. Glenford J. Myers have been named as defendant in Taylor vs. RadiSys Corporation, et al., filed July 26, 1996, in the Circuit Court of the State of Oregon, in Washington County. Mr. Taylor, a former employee officer of the Company, alleges that he was wrongfully terminated by the Company in violation of a contract of employment and in retaliation for reporting internally alleged accounting discrepancies. In this lawsuit, the defendant is claiming damages of not less than $2,000,000. Subsequent to the filing of this lawsuit, the Securities and Exchange Commission asked the Company voluntarily to provide certain information related to its financial statements and Mr. Taylor's allegations, and the Company promptly complied with that request. The Company believes there is no substance to these allegations and that the ultimate result in this lawsuit will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM  4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM  4(a)     EXECUTIVE OFFICERS OF THE REGISTRANT

As of February 6, 1997, the names, ages and positions held by the directors and executive officers of the Company were as follows:

         Name                      Age            Position with the Company
         ----                      ---            -------------------------
Dr. Glenford J. Myers              50        Chairman of the Board,
                                             President and Chief Executive Officer
Ronald A. Dilbeck                  43        Vice President and General Manager,
                                             Integrated Products Division
Robert A. Patterson                44        Vice President of Marketing
John Sonneborn                     39        Vice President of Manufacturing
Brian V. Turner                    37        Vice President of Finance and
                                             Administration, and Chief Financial Officer
Stephen J. Verleye                 41        Vice President and General Manager, System
                                             Products Division
John D. Watkins                    48        Executive Vice President of Worldwide Sales

Dr. Glenford J. Myers co-founded the Company in March 1987 and has served as the Company's Chairman of the Board, President and Chief Executive Officer since that time. From 1981 to 1987, he held various management positions with Intel, including Manager of Microprocessor Product Line Architecture and Manager of the Microprocessor Strategic Business Segment. While at Intel, Dr. Myers had primary management responsibility for the feasibility and design of Intel's 386 and 80960 microprocessor chips, both of which became industry standards in their respective application areas. From 1968 to 1981, Dr. Myers held various engineering and management positions with IBM. Dr. Myers holds a Ph.D. from the Polytechnic Institute of New York, M.S. from Syracuse University and B.S.E.E. from Clarkson College.

Ronald A. Dilbeck joined the Company in May 1996 as its Vice President and General Manager, Integrated Products Division (IPD). From 1994 to 1996, Mr. Dilbeck was President and Chief Executive Officer of nCUBE, Inc. From 1983 to 1994, he held various engineering management positions, the most recent being Director of Integration Services. Mr. Dilbeck holds an M.S.E.E. from Washington State University and B.S.E.E. and B.S. Mathematics from Oregon State University.

Robert A. Patterson joined the Company in April 1987 as its Vice President of Marketing. Mr. Patterson left the Company in January 1992 to become Vice President of Marketing of Star Semiconductor Corporation. From March 1994, to September 1994, he was a marketing manager at Kulicke & Soffa Industries, Inc. Mr. Patterson rejoined the Company in October 1994. From 1976 to 1987, Mr. Patterson held various marketing roles at Intel. Mr. Patterson holds a B.S. and M.S. from the University of Pennsylvania and M.B.A. from the Wharton School.

John Sonneborn joined the Company in August 1996 as its Vice President of Manufacturing. From 1981 to 1996, Mr. Sonneborn held various operations and engineering positions at Tektronix, Inc., lastly as the Director of Quality for the Measurement Business Division. Mr. Sonneborn holds a B.S. in Applied and Engineering Physics from Cornell University.

Brian V. Turner joined the Company in October 1995 as its Vice President of Finance. Mr. Turner was appointed Chief Financial Officer and Vice President of Finance and Administration in December 1995. From 1982 to October 1995, Mr. Turner held various positions with Price Waterhouse LLP. Mr. Turner is a certified public accountant and holds a B.B.A. in Accounting and a B.A. in Political Science from the University of Washington.

John D. Watkins joined the Company in December 1988 as the Chief Financial Officer and Vice President of Finance and Administration. In September 1994, Mr. Watkins was appointed to Executive Vice President and assumed responsibilities for sales. From 1984 to 1988, Mr. Watkins was Chief Operating Officer of Interconnect Technology, Inc., an electronics manufacturing company. Mr. Watkins is a certified public accountant. Mr. Watkins holds a B.S. in Economics from Portland State University.

Stephen J. Verleye joined the Company in September 1993 as Vice President of Marketing, and subsequently served as the Company's Vice President of Business Development. Mr. Verleye was appointed Vice President and General Manager, System Products Division in May 1996. From 1986 to 1993, Mr. Verleye held various marketing management roles at Sequent Computer Systems, Inc., the most recent being Director of Product Marketing. From 1977 to 1986, Mr. Verleye held various sales and marketing roles at Intel. Mr. Verleye holds a B.S.E.E. from the University of Notre Dame.

                                     PART II


ITEM  5.       MARKET FOR THE REGISTRANT'S  COMMON EQUITY AND
               RELATED SHAREHOLDER MATTERS.

The Company's Common Stock has been traded on the Nasdaq National Market since the Company's initial public offering under the symbol "RSYS". The following table sets forth, for the periods indicated, the highest and lowest closing sale prices for the Common Stock, as reported by the Nasdaq National Market.

                                                          High          Low
                                                          ----          ---
        1995
            Fourth Quarter (from October 20, 1995)        $15           $10 3/8

        1996
            First Quarter                                 $18 1/2       $ 9
            Second Quarter                                $37           $15
            Third Quarter                                 $51 1/8       $20
            Fourth Quarter                                $74 1/2       $38 3/4


On February 6, 1997, the last reported sale price of the Common Stock on the Nasdaq National Market was $42.

The Company has never paid any cash dividends on its Common Stock and does not expect to declare cash dividends on the Common Stock in the foreseeable future. The Company's current policy is to retain all of its earnings to finance future growth.

As of February 6, 1997, there were approximately 146 holders of record of the Company's Common Stock. The Company believes that the number of beneficial owners is substantially greater than the number of record holders because a large portion of the Company's outstanding Common Stock is held of record in broker "street names" for the benefit of individual investors.


ITEM  6.       SELECTED FINANCIAL DATA

(In thousands, except per share data)                            Year Ended December 31,
                                               1992          1993          1994         1995        1996
                                               ----          ----          ----         ----        ----
Consolidated Statement of Operations Data:
        Revenues                            $10,194       $15,351       $20,241      $35,025     $81,043
        Gross profit                          4,443         5,938         8,336       12,033      33,655
        Income from operations                  116           663         1,334        2,018      13,603
        Net income                              284           767         1,365        1,516       9,546
        Net income per share                   0.08          0.20          0.35         0.35        1.30
        Weighted average shares outstanding   3,768         3,823         3,884        4,355       7,362

Consolidated Balance Sheet Data:
        Working Capital                     $ 5,793       $ 6,804       $ 7,917      $31,808     $45,830
        Total Assets                          8,894         9,712        12,367       39,112      80,253
        Long term obligations, excluding                                                 884         648
               current portion
        Total shareholders' equity            7,317         8,126         9,649       34,819      56,778

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Total revenue was $81.0 million for 1996, compared to $35.0 million for 1995. Net income was $9.5 million for 1996, an increase of 530% from $1.5 million for 1995. Revenues and net income increased primarily due to the purchase of Multibus and iRMX from Intel in April 1996 and higher revenues from design wins ramping into production during 1996. Net income for 1996 was also materially affected by the increase in the Company's effective tax rate from 30.7% in 1995 to 35% in 1996.

Except for the historical statements and information, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward looking statements that involve a number of risks and uncertainties. The following are among the factors that could cause actual results to differ materially from the forward looking statements: business conditions and growth in the electronics industry and general economies, both domestic and international; uncertainty of market development; dependence on a limited number of OEM customers; dependence on limited or sole source suppliers; dependence on the relationship with Intel; dependence on Intel's support of the embedded computer market; lower than expected customer orders; competitive factors, including increased competition, new product offerings by competitors and price pressures; the availability of parts and components at reasonable prices; changes in product mix; dependence on proprietary technology; technological difficulties and resource constraints encountered in developing new products; and product shipment interruptions due to manufacturing difficulties. The forward looking statements contained in this MD&A regarding industry trends, product development and introductions, and liquidity and future business activities should be considered in light of these factors.

On April 29, 1996, the Company purchased substantially all of the assets of Intel that were dedicated to the design, manufacture and sale of all standard and custom Multibus I and Multibus II products ("Multibus") (collectively the "Acquisition"). In addition, pursuant to the terms of the Acquisition, Intel licensed Intel's iRMX real time operating software system ("iRMX") to the Company. The Acquisition was accounted for using the purchase method. The results of operations for Multibus have been included in the financial statements since the date of acquisition.


Results of Operations

The following table sets forth certain operating data as a percentage of revenues for the years ended December 31, 1994, 1995 and 1996.

                                                                    Year Ended December 31,
                                                                1994         1995         1996
                                                                ----         ----         ----
Revenues                                                      100.0%       100.0%       100.0%
Cost of sales                                                  58.8         65.6         58.5
                                                           --------     --------     --------
Gross margin                                                   41.2         34.4         41.5
Research and development                                       10.5          9.4         10.1
Selling, general and administrative                            24.1         19.2         14.6
                                                           --------     --------     --------
Income from operations                                          6.6          5.8         16.8
Interest income, net                                            0.5          0.5          1.3
                                                           --------     --------     --------
Income before income tax provision                              7.1          6.3         18.1
Income tax provision                                            0.3          2.0          6.3
                                                           --------     --------     --------
Net income                                                      6.8%         4.3%        11.8%
                                                           ========     ========     ========


Years Ended December 31, 1994, 1995, and 1996

Revenues. Revenues increased 131% to $81.0 million for 1996 from $35.0 million for 1995. The increase in revenues in 1996 resulted primarily from the acquisition of Multibus from Intel on April 29, 1996 and from volume increases in OEM sales. Additionally, included within revenues for 1996 is $1.4 million of royalty payments from Intel in connection with backlog retained by Intel pursuant to the terms of the Acquisition.

Revenues increased 73% to $35.0 million for 1995 from $20.2 million for 1994. The increase for 1995 was primarily the result of the onset of significant custom OEM sales. This reflects historical trends in which the Company initially focused its sales effort on standard board-level products offered through sales representatives to a wide variety of customers who typically purchased in relatively small unit volumes. In 1992, the Company began to focus significantly more effort on selling to large and mid-sized OEMs by substantially increasing its direct sales force. As a result of this change in focus, revenues increased substantially.

However, because of the relatively long sales cycles associated with OEM customers, increases in both absolute revenues and the percentage of revenues represented by OEM sales have occurred gradually over time. For 1996, sales to the Company's 25 largest customers constituted 73% of revenues, as compared to 80% and 70% for 1995 and 1994, respectively.

GROSS MARGIN. Gross margin for 1996 increased to 41.5% from 34.4% for 1995 primarily as a result of royalties received from Intel for backlog retained in connection with the Multibus acquisition, component price decreasing faster than price changes to the Company's customers, the mix of product sold through distributors versus direct sales, and product mix for 1996 consisting of a larger portion of higher margin products shipped relative to lower margin products shipped. Additionally, included within cost of goods sold for 1996 is $1.3 million of inventory valuation adjustments that resulted from purchase accounting in connection with the Multibus acquisition. Gross margins are expected to return to targeted levels in future periods, which are lower than those achieved in 1996. Gross margin decreased to 34.4% for 1995 from 41.2% for 1994 primarily as a result of increased OEM sales.

OEM sales are characterized by longer product life cycles and generally lower gross margins that can vary throughout the product life cycle. Gross margins are typically lower in the early stages of production for OEM sales and have the potential to improve over time. The Company establishes gross margin targets based on the nature of the sales it is pursuing and the desire to establish new OEM relationships by pricing aggressively to achieve key sales. However, many of the factors affecting gross margins, such as variances in unit volumes and timing of orders and component cost, are difficult or impossible to predict and can cause the Company to be subject to unplanned margin variances. Gross margins on OEM sales are also particularly sensitive to changes in customer mix because of both margin variances among individual products and the relative importance of a single large sale on overall operating results. To mitigate the effect of short-term margin variances, the Company may employ "step pricing" techniques in which unit prices decline over the life of the product to reflect anticipated production efficiencies and/or component cost reductions, or various "cost sharing" or "cost plus" pricing techniques that serve to reduce the margin risk to the Company. Indirect manufacturing costs have steadily decreased from 1994 through 1996 as a result of increases in operating efficiencies associated with higher unit production volumes.

RESEARCH AND DEVELOPMENT. Research and development expenses increased 149% to $8.2 million for 1996 from $3.3 million for 1995, primarily as a result of increased investment in new product development and costs of enhancements to existing products. Also included within research and development for 1996 is $225,000 to expense in-process research and development acquired in connection with the Multibus acquisition. The Company continues to invest in new design wins for OEM customers and the dollar increases reflect steady increases in the number of employees working in research and development.

Research and development expenses increased 55% to $3.3 million for 1995 from $2.1 million for 1994. This increase reflected the Company's continued investment in new product development and costs of enhancements to existing products.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 76% to $11.8 million for 1996 from $6.7 million for 1995, and 38% to $6.7 million for 1995 from $4.9 million for 1994. Selling, general and administrative expense have increased primarily as a result of increased personnel, facilities, and travel, to support higher levels of sales since 1994 and to support the acquired Multibus operations in 1996. Selling, general and administrative expenses have declined as a percentage of revenues to 14.6% for 1996, from 19.2% and 24.1% for 1995 and 1994, respectively, primarily as a result of operating efficiencies achieved by spreading fixed costs over a larger revenue base, offset partially by increases in costs required to expand international operations.

INTEREST INCOME, NET. Interest income, net increased 537% to $1.1 million for 1996 from $0.2 million for 1995, and increased 81% for 1995 from $94,000 for 1994. The increases for 1996 and 1995 were primarily the result of interest income earned from the net proceeds of the Company's initial public offering in October 1995. These increases were partially offset in 1995 by increased interest expense as a result of the Company entering into a long-term lease agreement in the second quarter of 1995 to finance certain capital equipment, and the Company drawing down on its line of credit agreement in the third quarter of 1995.

INCOME TAX PROVISION. The income tax provisions for 1996, 1995 and 1994 reflect effective income tax rates of 35%, 30.7%, and 4.4%, respectively. The increases in the provision for income tax are primarily attributable to the exhaustion of the majority of the Company's tax loss carryforwards in 1994 and the depletion of tax credits in 1995.

Liquidity and Capital Resources

As of December 31, 1996, the Company had $24.6 million in cash and short-term investment grade securities, which represents the Company's principal source of liquidity. As of December 31, 1996, the Company had working capital of approximately $45.8 million. The working capital balance increased primarily due to cash generated from operations and the increase in accounts receivable and inventories as a result of the acquisition of Multibus in April 1996.

Net cash provided by or (used for) operating activities was $10,622, $(2,961), and $672 for 1996, 1995 and 1994, respectively. The increase in net cash provided by operating activities in 1996 was largely attributable to enhanced profitability offset by increases in accounts receivable of $13.4 million and in inventories of $5.9 million. These increases were largely attributable to expansion of the Company's operations, including the acquisition of Multibus in April 1996.

Commencing September 30, 1996, the Company entered into a new $10.0 million line of credit with a bank. Amounts outstanding under the line of credit will accrue interest at an annual rate equal to the lender's prime rate. The Company has not drawn any funds under this line of credit.

Capital expenditures were $7,240, $2,972, and $984 in 1996, 1995 and 1994, respectively. These capital expenditures were primarily for the purchase of leasehold improvements, manufacturing equipment, and plant modernization. The Company moved to a new headquarters and manufacturing facility in October 1996. In addition to certain tenant improvements and furniture and fixtures which will be purchased in connection with this new facility, the Company purchased in early 1996 two adjacent parcels of land and in early 1997 one adjacent parcel of land for future expansion. Capital expenditures for the next 12 months, including expenditures related to a second engineering building, are expected to range from $4.0 million to $7.0 million.

The Company believes its existing cash and cash equivalents and cash from operations will be sufficient to fund its operations for at least the next 12 months. Because the Company's capital requirements cannot be predicted with certainty, there is no assurance that the Company will not require additional financing prior to the expiration of 12 months.


ITEM  8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

                                                                     Page

        Independent Accountants' Report                               16

        Consolidated Statement of Operations for years ended
           December 31, 1994, 1995 and 1996                           17

        Consolidated Balance Sheets at December 31, 1995 and 1996     18

        Consolidated Statement of Changes in Shareholders' Equity
           for years ended December 31, 1994, 1995 and 1996           19

        Consolidated Statement of Cash Flows for years ended
           December 31, 1994, 1995 and 1996                           20

        Notes to Consolidated Financial Statements                    21

Quarterly Financial Data (Unaudited)

(In thousands, except per share amounts)

                           Year Ended December 31, 1995         Year Ended December 31, 1996
                           ----------------------------         ----------------------------
                         First    Second    Third    Fourth   First    Second     Third    Fourth
                        Quarter  Quarter   Quarter  Quarter  Quarter   Quarter   Quarter  Quarter
Revenues                 $6,673   $8,169    $9,540  $10,643  $11,065   $20,034   $22,459  $27,485
Gross profit              2,454    2,852     3,269    3,458    3,667     8,066    10,453   11,469
Income from operations      252      327       688      751      634     2,795     4,910    5,264
Net income                  203      222       461      630      550     1,996     3,379    3,621
Net income per share       0.05     0.06      0.11     0.11     0.09      0.27      0.43     0.46


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III

Certain information required by Part III is omitted from this Report in that the Registrant will file its definitive proxy statement for the Annual Meeting of Stockholders to be held on May 20, 1997, pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.


ITEM  10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to directors of the Company is included under "Election of Directors" in the Company's Proxy Statement and is incorporated herein by reference. Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this Report. Information with respect to Section 16(a) of the Securities and Exchange Act is included under "Compliance with Section 16(a) of the Exchange Act" in the Company's Proxy Statement and is incorporated herein by reference.


ITEM  11.      EXECUTIVE COMPENSATION

Information with respect to executive compensation is included under "Executive Compensation" in the Company's Proxy Statement and is incorporated herein by reference.


ITEM  12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management is included under "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement and is incorporated herein by reference.


ITEM  13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information with respect to certain relationships and related transactions is included under "Certain Relationships and Related Transactions" in the Company's Proxy Statement and is incorporated herein by reference.

                                     PART IV


ITEM  14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM  8-K

(a)(1)  Financial Statements


                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Shareholders of
RadiSys Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in shareholders' equity, and of cash flows present fairly, in all material respects, the financial position of RadiSys Corporation and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Portland, Oregon
January 27, 1997

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)



                                                                   Year Ended December 31,
                                                             1994         1995         1996
                                                             ----         ----         ----
Revenues                                                   $  20,241    $  35,025    $  81,043
Cost of sales                                                 11,905       22,992       47,388
                                                           ----------   ----------   ----------

Gross profit                                                   8,336       12,033       33,655


Research and development                                       2,130        3,301        8,222
Selling, general and administrative                            4,872        6,714       11,830
                                                           ----------   ----------   ----------

Income from operations                                         1,334        2,018       13,603

Interest income, net                                              94          170        1,083
                                                           ----------   ----------   ----------

Income before income tax provision                             1,428        2,188       14,686

Income tax provision                                              63          672        5,140
                                                           ----------   ----------   ----------

Net income                                                 $   1,365    $   1,516    $   9,546
                                                           ==========   ==========   ==========

Net income per share                                       $    0.35    $    0.35    $    1.30
                                                           ==========   ==========   ==========

Weighted average number of common and common equivalent
   shares outstanding                                          3,884        4,355        7,362
                                                           ==========   ==========   ==========


         The accompanying notes are an integral part of this statement.

                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except share amounts)


                                                                             December 31,
                                                                         1995            1996
                                                                         ----            ----
ASSETS
Current assets:
   Cash and cash equivalents                                        $  10,236       $  24,626
   Short term investments                                              10,922
   Accounts receivable                                                  6,869          20,265
   Other receivables                                                      139           3,396
   Inventories                                                          6,380          17,834
   Other current assets                                                   374             742
   Deferred income taxes                                                  297           1,794
                                                               ---------------   -------------

     Total current assets                                              35,217          68,657
Property and equipment                                                  3,179          11,171
Other assets                                                              716             425
                                                               ---------------   -------------


         Total assets                                               $  39,112       $  80,253
                                                               ===============   =============

          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                 $   1,790       $  11,461
   Income taxes payable                                                   147           2,996
   Accrued wages and bonuses                                              783           2,230
   Accrued warranty costs                                                 334           1,227
   Accrued sales discounts                                                              1,360
   Other accrued liabilities                                              141           2,139
   Notes payable                                                                        1,200
   Current portion of capital lease obligation                            214             214
                                                               ---------------   -------------

     Total current liabilities                                          3,409          22,827
                                                               ---------------   -------------

Obligations under capital lease                                           884             648
                                                               ---------------   -------------

Commitments and contingencies

Shareholders' equity:
   Common stock, no par value, 15,000,000 shares authorized
     6,014,709 and 7,388,410 shares issued and                         33,627          45,061
     outstanding
   Warrants                                                                             1,200
   Cumulative translation adjustment                                    (108)            (329)
   Retained earnings                                                    1,300          10,846
                                                               ---------------   -------------

     Total shareholders' equity                                        34,819          56,778
                                                               ---------------   -------------

         Total liabilities and shareholders' equity                 $  39,112       $  80,253
                                                               ===============   =============

         The accompanying notes are an integral part of this statement.

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      (in thousands, except share amounts)

                                  Page 1 of 2


                                                      Preferred Stock
                                      Series A            Series B              Series C            Common Stock
                                   Shares  Amount      Shares    Amount      Shares    Amount     Shares   Amount  Warrants
                                   ------  ------      ------    ------      ------    ------     ------   ------  --------
Balances, December 31, 1993       355,556   1,500   1,820,988  $  4,917   2,159,504  $  2,973  1,372,752  $   322  $

Collection of note receivable
Shares issued pursuant to
   benefit plans                                                                                 111,328      156
Issuance of common stock                                                                           3,030       10
Repurchase of common stock                                                                        (4,910)     (13)
Net income for the year
                                  -------  ------   ---------    ------   ---------    ------  ---------   ------  --------
Balances, December 31, 1994       355,556   1,500   1,820,988     4,917   2,159,504     2,973  1,482,200      475

Shares issued pursuant to
   benefit plans                                                                                  58,524      106
Issuance of common stock                                                                       2,175,000   23,656
Conversion of preferred stock    (355,556) (1,500) (1,820,988)   (4,917) (2,159,504)   (2,973) 2,298,985    9,390
Translation adjustment
Net income for the year
                                  -------  ------   ---------    ------   ---------    ------  ---------   ------  --------

Balances, December 31, 1995             0       0           0         0            0        0  6,014,709   33,627

Shares issued pursuant to                                                                         73,701      365
   benefit plans
Tax effect of options exercised                                                                               569
Translation adjustment
Stock issued for acquisition                                                                   1,300,000   10,500
Warrants issued for acquisition                                                                                       1,200
Net income for the year
                                  -------  ------   ---------    ------   ---------    ------  ---------   ------  --------

Balances, December 31, 1996             0  $    0           0    $    0           0    $    0  7,388,410  $45,061  $  1,200
                                  =======  ======   =========    ======   =========    ======  =========  =======  ========

         The accompanying notes are an integral part of this statement.


                                       19a

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      (in thousands, except share amounts)

                                  Page 2 of 2


                                                Cumulative   Retained
                                      Notes    translation   (deficit)
                                    receivable  adjustment   earnings    Total
                                    ----------  ----------   --------    -----
Balances, December 31, 1993         $       (5) $            $ (1,581) $ 8,126

Collection of note receivable               5                                5
Shares issued pursuant to
   benefit plans                                                           156
Issuance of common stock                                                    10
Repurchase of common stock                                                 (13)
Net income for the year                                         1,365    1,365
                                    ----------  ----------   --------   ------
Balances, December 31, 1994                  0                   (216)   9,649

Shares issued pursuant to
   benefit plans                                                           106
Issuance of common stock                                                23,656
Conversion of preferred stock
Translation adjustment                                (108)               (108)
Net income for the year                                         1,516    1,516
                                    ----------  ----------   --------   ------

Balances, December 31, 1995                  0        (108)     1,300   34,819

Shares issued pursuant to                                                  365
   benefit plans
Tax effect of options exercised                                            569
Translation adjustment                                (221)               (221)
Stock issued for acquisition                                            10,500
Warrants issued for acquisition                                          1,200
Net income for the year                                         9,546    9,546
                                    ----------  ----------   --------   ------

Balances, December 31, 1996         $        0  $     (329)  $ 10,846  $56,778
                                    ==========  ==========   ========  =======

         The accompanying notes are an integral part of this statement.


                                       19b

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)


                                                                        Year Ended December 31,
                                                                     1994         1995         1996
                                                                     ----         ----         ----
Cash flows from operating activities:
   Net income                                                   $   1,365    $   1,516    $   9,546
   Adjustments to reconcile net income to net cash
     provided by (used for) operating activities:
     Depreciation and amortization                                    893        1,435        2,286
     Deferred income taxes                                           (260)         (37)      (1,497)
       Net changes in current assets and current liabilities:
       Increase in accounts receivable                             (1,781)      (3,053)     (13,396)
       Decrease in other receivables                                                          1,543
       Increase in inventories                                       (520)      (3,136)      (5,857)
       (Increase) decrease in other assets                           (157)        (163)          87
       Increase in accounts payable                                   607          252        9,671
       Increase (decrease) in income tax payable                      298         (151)       2,849
       Increase in accrued wages and bonuses                          137          218        1,447
       Increase in accrued warranty costs                              56          114          893
       Increase in accrued sales discounts                                                    1,360
       Increase in other accrued liabilities                           34           44        1,690
                                                                ----------   ----------   ----------

     Net cash provided by (used for) operating activities             672       (2,961)       10,622
                                                                ----------   ----------   ----------

Cash flows from investing activities:
   (Increase) decrease in short term investments                               (10,922)       10,922
   Capital expenditures                                              (984)      (1,704)       (7,240)
   Capitalized software production costs                             (319)        (626)         (391)
                                                                ----------   ----------   ----------

     Net cash (used for) provided by investing activities          (1,303)     (13,252)        3,291
                                                                ----------   ----------   ----------

Cash flows from financing activities:
   Proceeds from line of credit                                                  1,700
   Repayment of line of credit                                                  (1,700)
   Issuance of common stock, net                                      153       23,762           934
   Payments received on shareholder notes                               5
   Payments on capital lease obligation                                           (170)         (236)
                                                                ----------   ----------   ----------

     Net cash provided by financing activities                        158       23,592           698
                                                                ----------   ----------   ----------

Effect of exchange rate changes on cash                                           (108)         (221)
                                                                ----------   ----------   ----------

Net increase (decrease) in cash and cash equivalents                 (473)       7,271        14,390
Cash and cash equivalents, beginning of period                      3,438        2,965        10,236
                                                                ----------   ----------   ----------


Cash and cash equivalents, end of period                        $   2,965    $  10,236    $  24,626
                                                                ==========   ==========   ==========


         The accompanying notes are an integral part of this statement.

                               RADISYS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except share amounts)

1.       Significant Accounting Policies

Organization of the Company

RadiSys Corporation (the Company) was incorporated in March 1987 under the laws of the State of Oregon for the purpose of developing, producing and marketing computer system (hardware and software) products for embedded computer applications in manufacturing automation, medical, transportation, telecommunications and test equipment marketplaces.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents

Cash and cash equivalents include short-term investments with an original maturity of less than three months.

Revenue recognition

The Company recognizes revenue from non-distributor product sales upon shipment. For sales through distributors, the Company recognizes revenue upon shipment of the Company's product from the distributor. The Company may grant certain sales discounts to distributors. Such sales discounts are accrued at the time revenues are recorded for distributor sales.

Accounts receivable

Trade accounts receivable are net of an allowance for doubtful accounts of $233 and $706 at December 31, 1995 and 1996, respectively. The Company's customers are concentrated in the technology industry. Therefore, the Company's operations and collection of its accounts receivable are directly associated with the results of the technology industry.

Inventories

Inventories are stated at the lower of cost or market. The Company uses the first-in, first-out (FIFO) method to determine cost. Inventories consist of:

                                                December 31,
                                         --------------------------
                                                1995           1996
                                                ----           ----

Raw materials                            $     3,835    $    12,555
Work in process                                  270          3,538
Finished goods                                 2,275          1,741
                                         ------------   ------------
                                         $     6,380    $    17,834
                                         ============   ============

The Company periodically evaluates its inventory in terms of obsolete or slow-moving items. Inventories are net of a reserve for obsolete and slow-moving items of $110 and $529 at December 31, 1995, and 1996, respectively.

Property and Equipment

Property and equipment is recorded at cost and depreciated for financial reporting purposes on a straight-line basis over estimated useful lives of three to five years. Equipment under capital leases is amortized on a straight-line basis over the shorter of the lease term or the economic life of the underlying asset. Ordinary maintenance and repair expenditures are charged to expense when incurred. Equipment recorded under capital leases at December 31, 1996 totaled $1,268 with accumulated amortization of $402.

Research and development

Expenditures for research and development are expensed as incurred.

Computer software production costs

Software production costs incurred subsequent to establishment of technological feasibility, but before release to customers, are capitalized. Upon general release of the product, cost capitalization is terminated and the accumulated costs are amortized based on the greater of the proportion of current revenues to total revenue estimates for the related product, or straight-line amortization over the remaining estimated economic life of the product not to exceed two years. Unamortized software production costs of $582 and $338 are included in other assets at December 31, 1995 and 1996, respectively. Amortization of software production costs in 1995 and 1996 aggregated $378 and $452, respectively.

Cash flows

For purposes of the Consolidated Statement of Cash Flows, the Company made cash payments for income taxes of $0, $547 and $3,205 for the years ended December 31, 1994, 1995 and 1996, respectively. The Company entered into capital leases aggregating $1,268 during 1995. These capital expenditures and the related financing have been excluded from the Consolidated Statement of Cash Flows.

Fair value of financial assets and liabilities

The Company estimates the fair value of its monetary assets and liabilities based upon the existing interest rates related to such assets and liabilities compared to the current market rates of interest for instruments of a similar nature and degree of risk. The Company estimates that all of its monetary assets and liabilities approximate fair value as of December 31, 1995 and 1996.

Foreign currency translation

Assets and liabilities of international operations are translated into U.S. dollars at current exchange rates. Income and expense accounts are translated into U.S. dollars at average rates of exchange prevailing during the period. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are taken directly to a separate component of shareholders' equity. Foreign currency transaction gains and losses are included in income.

Certain risks and uncertainties

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Recapitalization

Effective August 22, 1995, the Company's shareholders approved a 1 for 3.3 reverse stock split. The reverse stock split, applied retroactively, reduced the number of common shares issued and outstanding. All references in the accompanying consolidated financial statements to the number of common shares, per share amounts and options exercisable into common stock have been restated to reflect the reverse stock split.

Net income per share

Net income per share is based on the weighted average number of shares of common stock and common stock equivalents (stock options and warrants) outstanding during the periods, computed using the treasury stock method for stock options and warrants. In accordance with Staff Accounting Bulletin Number 83 of the Securities and Exchange Commission, stock options granted at prices below the proposed initial public offering price and shares of common stock issued during the twelve-month period immediately preceding the initial public offering have been considered outstanding for all periods using the treasury stock method and the initial public offering price.

2.      Income Taxes


The provision for income taxes consists of the following:

                                                 Year Ended December 31,
                                               1994        1995        1996
                                               ----        ----        ----
Currently payable:
   Federal                                $     267   $     532   $   5,417
   State                                         56         182       1,220
                                          ---------   ---------   ---------

                                                323         714       6,637
                                          ---------   ---------   ---------

Deferred:
   Federal                                      119         201      (1,180)
   State                                         51         (14)       (198)
                                          ---------   ---------   ---------

                                                170         187      (1,378)
                                          ---------   ---------   ---------

Decrease in valuation allowance                (430)       (229)       (119)
                                          ---------   ---------   ---------

   Total provision                        $      63   $     672   $   5,140
                                          =========   =========   =========


The Company utilized $713, $10, and $15 in net operating loss carryforwards in 1994, 1995 and 1996, respectively.

The provision for income tax differs from the amount computed by applying the statutory federal income tax rate to pretax income as a result of the following differences:

                                                           Year Ended December 31,
                                                         1994        1995        1996
                                                         ----        ----        ----
Statutory federal tax rate                              34.0%       34.0%       35.0%
Increase (decrease) in rates resulting from:
   State taxes                                           5.0         5.0         4.5
   Deferred tax asset valuation allowance              (36.1)      (10.3)       (0.8)
   Other                                                 1.5         2.0        (3.7)
                                                       -----       -----       -----

Effective tax rate                                       4.4%       30.7%       35.0%
                                                        =====       =====       =====

Deferred tax assets are comprised of the following components:

                                                                 December 31,
                                                                 1995        1996
                                                             --------    --------
Warranty reserve                                             $    136    $    491
Accrued expenses                                                              810
Credit carryforwards                                              257
Other                                                              23         493
                                                             --------    --------

Gross deferred tax asset                                          416       1,794

Deferred tax asset valuation allowance                          (119)
                                                             --------    --------

Net deferred tax asset                                       $    297    $  1,794
                                                             ========    ========


3.      Property and Equipment

                                                                 December 31,
                                                             1995            1996
                                                             ----            ----
   Land                                                $       33     $     1,230
   Manufacturing Equipment                                  3,654           8,472
   Office Equipment                                         3,040           5,548
   Leasehold Improvements                                     284           1,129
                                                       ----------     -----------
                                                            7,011          16,379
   Less:  Accumulated Depreciation                          3,832           5,208
                                                       ==========     ===========
                                                       $    3,179     $    11,171
                                                       ==========     ===========


4.      Commitments and Contingencies

Line of Credit

Commencing September 30, 1996, the Company entered into a $10.0 million unsecured line of credit, with an interest rate based upon the lower of the IBOR plus 1.25 to 2.0% or the bank's prime rate. The line of credit expires on September 30, 1997. The Company has not drawn any funds under this line of credit.

Operating leases

The Company leases its facilities and office equipment under non-cancelable operating leases which require minimum lease payments as follows at December 31, 1996:

  Year Ending                                      Operating
  December 31,                                        leases
  ------------                                        ------

    1997                                            $  1,094
    1998                                               1,042
    1999                                               1,050
    2000                                               1,044
    2001                                                 899
    Thereafter                                        10,922
                                                    --------
                                                    $ 16,051
                                                    ========


Rent expense related to these operating leases aggregated $342, $352 and $330 in 1994, 1995 and 1996, respectively.

During 1995, the Company entered into capital leases for certain manufacturing equipment. The minimum payments under these leases are as follows:

  Year Ending                                         Capital
  December 31,                                         leases
  ------------                                         ------
    1997                                            $     289
    1998                                                  289
    1999                                                  289
    2000                                                   75
                                                    ---------
                                                          942
Less: amount representing interest                        (80)
                                                    ---------
Present value of lease payments                           862
Less: portion due in the next year                       (214)
                                                    ---------

Long-term portion of capital lease obligation       $     648
                                                    =========


Litigation

In July 1996, a former officer of the Company filed suit for wrongful termination. This suit seeks damages of not less than $2,000,000. The Company believes that there is no substance to this claim and does not believe this claim will have a material adverse effect on the Company's financial position or results of operations.

5.       Export Sales and Major Customers

Export sales were $3,239, $6,061 and $22,072 in 1994, 1995 and 1996, respectively. Such export sales were made to customers in the following countries:

                                          Year Ended December 31,
Country                                1994       1995        1996
-------                                ----       ----        ----
Japan                                $    960   $    678    $  2,542
The Netherlands                           303      1,912       4,865
Sweden                                  1,361        395       3,600
Switzerland                               517      2,534       3,678
Other                                      98        542       7,387
                                     --------   --------    --------
   Total                             $  3,239   $  6,061    $ 22,072
                                     ========   ========    ========


One customer accounted for 10.4% and 10.1% of 1995 and 1996 sales, while no single customer accounted for more than 10 percent of 1994 sales.

6.       Shareholders' Equity

Common stock

On October 20, 1995, the Company sold 2,175,000 shares of common stock in an initial public offering. Net proceeds to the Company, after deducting underwriting discounts and offering expenses, was approximately $23.7 million. In connection with such offering, all outstanding shares of preferred stock and preferred stock warrants were converted into 2,298,985 shares of common stock.

Stock option plan

During 1988 and 1995, the shareholders approved stock option plans. First time options granted to new employees become exercisable one-third annually, with no options exercisable in the first year following the grant date. Options granted to existing employees are not exercisable until between the second and fourth anniversary of the date of grant. The difference between the fair market value of the Company's common stock and the option exercise price at the date of grant, if material, is recorded as compensation expense ratably over the vesting period of the related options. Compensation expense related to the stock option plan for the years ended December 31, 1994, 1995 and 1996 was immaterial. The table below summarizes the Company's stock option activity:

                                        1994                   1995                 1996
                                        ----                   ----                 ----
                                           Weighted                Weighted               Weighted
                                            Average                 Average                Average
                                           Exercise                Exercise               Exercise
                                   Shares     Price       Shares      Price      Shares      Price
                                --------- ---------    --------- ----------   ---------   --------
Beginning balance                 260,914      1.68      177,796       2.45     359,321       7.71
    Granted                        89,030      3.30      247,307       9.98     515,052      34.00
    Canceled                      (60,820)     2.36       (7,258)      2.80     (51,308)     12.30
    Exercised                    (111,328)     1.40      (58,524)      1.81     (45,424)      3.91
                                 ======== =========    ========= ==========   =========   ========
Ending Balance                    177,796      2.45      359,321       7.71     777,641      26.08
                                 ======== =========    ========= ==========   =========   ========

The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date:

                                                                                 Weighted
                                             Number of        Weighted      Average Remaining
               Exercise Price Range            Shares       Average Price    Contractual Life
           -----------------------------    -------------   --------------   ----------------
           $0 - $13.50                           356,517          $  8.10              6.41
           $14.50 - $25.50                       112,250           $23.72              7.57
           $26.00 - $44.50                       128,200           $35.52              5.37
           $45.50 - $58.50                       180,574           $56.33              5.86
           $68.88                                    100           $68.88              4.83
                                            =============   ==============   ===============
                                                 777,641           $26.08              6.31
                                            =============   ==============   ===============

Options exercisable at December 31, 1996 totaled 380,591 shares at a weighted average exercise price of $11.75. Options available for grant at December 31, 1996 totaled 439,530 shares.

Employee stock purchase plan

In December 1995, the Company established an Employee Stock Purchase Plan
(ESPP). Under the plan, the Company is authorized to sell up to 250,000 shares of common stock in a series of eighteen month offerings. Substantially all employees are eligible to receive rights under the plan. The purchase price is the lesser of 85% of the fair market value of the common stock on date of grant or on the purchase date. During 1995 and 1996, the Company issued 0 and 28,277 shares under the plan, respectively.

Statement of Financial Accounting Standards No. 123 ("SFAS 123")

The Company has elected to account for its stock based compensation under Accounting Principles Board Opinion No. 25; however, as required by SFAS 123 the Company has computed for pro forma disclosure purposes the value of options granted during 1995 and 1996 using the Black-Scholes option pricing model. The weighted average assumptions used for stock option grants for 1995 and 1996 were a risk free interest rate of 5.5% and 6%, respectively, an expected dividend yield of 0% and 0%, respectively, an expected life of 5 years and 4 years, respectively, and an expected volatility of 0% and 50%, respectively. The weighted average assumptions used for ESPP rights for 1996 was a risk free interest rate of 5.7%, an expected dividend yield of 0%, an expected life of 1.5 years and an expected volatility of 50%. The weighted-average fair value of ESPP rights granted in 1996 was $242.

Options were assumed to be exercised upon vesting for purposes of this valuation. Adjustments are made for options forfeited prior to vesting. For the years ended December 31, 1995 and 1996, the total value of the options granted was computed to be $612 and $9,205, respectively, which would be amortized on a straight line basis over the vesting period of the options.

If the Company had accounted for these plans in accordance with SFAS 123, the Company's net income and pro forma net income per share would have been reported as follows:

                              Year Ended                       Year Ended
                           December 31, 1995                December 31, 1996
                     -------------------------------   --------------------------------
                     Net Income   Earnings per Share   Net Income    Earnings per Share
                     ----------   ------------------   ----------    ------------------
     As Reported         $1,516                $0.35       $9,546                 $1.30
     Pro Forma           $1,510                $0.35       $8,533                 $1.19

The effects of applying SFAS 123 for providing pro forma disclosure for 1995 and 1996 are not likely to be representative of the effects on reported net income and earnings per share for future years since options vest over several years and additional awards are made each year.


7.   Multibus Acquisition

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

The Acquisition was accounted for using the purchase method. The results of operations for Multibus have been included in the financial statements since the date of acquisition. The aggregate purchase price of $13.2 million (including direct costs of acquisition) was allocated to purchased inventory, equipment and in-process research and development. Included within cost of goods sold for 1996 is $1.3 million of inventory valuation adjustments that resulted from purchase accounting and within research and development for 1996 is $225,000 to expense in-process research and development acquired in connection with the Multibus acquisition. The non cash portions have been excluded from the accompanying Consolidated Statement of Cash Flows.

Included within other receivables is approximately $2.7 million related to inventories to be delivered by Intel to the Company by March 1997 pursuant to the Acquisition agreement. Included within accounts payable is approximately $1.3 million related to inventories purchased from Intel.

The following unaudited pro forma information presents the results of operations of the Company as if the Acquisition had occurred as of the beginning of the respective periods, after giving effect to assumed increases in operating, research and development, and general and administrative costs to operate the business, depreciation of acquired fixed assets, expensing acquired in process research and development, and adjustments to reflect the estimated impact on tax expense of the Acquisition. The unaudited pro forma financial statements are not necessarily indicative of what actual results would have been had the Multibus acquisition occurred at the beginning of the respective periods.

                                            Year Ended December 31,
                                              1995             1996
                                              ----             ----
                                                  (unaudited)
                     Revenues            $ 110,152        $ 101,387

                     Net Income          $   6,857        $  11,216

                     Earnings            $    1.15        $    1.42
                     per share

(a)(2)  Financial Statement Schedule
------  ----------------------------

                                                             Page in Form 10-K
                                                             -----------------

    Schedule II  -  Valuation and Qualifying Accounts                 31

    Report of Independent Accountants on Financial Statement
    Schedule                                                          32



(a)(3)   Exhibits
------   --------

Exhibit
  No.                                 Description
-------                               -----------

  +2.1 Asset Purchase Agreement between Radisys Corporation and Intel Corporation, dated as of April 29, 1996. Incorporated by reference as Exhibit 2.1 to the Company's Current Report on Form 8-K dated April 29, 1996.
   2.2 List of omitted schedules to Asset Purchase Agreement between Radisys Corporation and Intel Corporation, dated as of April 29, 1996. Incorporated by reference as Exhibit 2.2 to the Company's Current Report on Form 8-K dated April 29, 1996.
   3.1 Second Restated Articles of Incorporation and Amendments thereto. Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-95892)
            (the "Form S-1").
   3.2 Restated Bylaws and amendments thereto. Incorporated by reference to Exhibit 3.2 to the Form S-1.
   4.1      See Article IV of Exhibit 3.1 and Article VI of Exhibit 3.2
 *10.1 1988 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.1 to the Form S-1.
 *10.2 1995 Stock Incentive Plan. Incorporated by reference to Exhibit 3.1 to the Form S-1.
 *10.3 1996 Employee Stock Purchase Plan. Incorporated by reference to Appendix A to the Company's Proxy Statement related to its annual meeting held on May 28, 1996, which was filed with the Securities and Exchange Commission on April 15, 1996.
 *10.4 Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit 10.3 to the Form S-1.
 *10.5 Form of Non-Statutory Stock Option Agreement. Incorporated by reference to Exhibit 10.4 to the Form S-1.
  10.6 Sublease, dated July 13, 1992, between Sequent Computer Systems, Inc., and the Registrant and Consent Agreement related thereto. Incorporated by reference to Exhibit 10.6 to the Form S-1.
  10.8      Lease between Registrant and Commercial Real Estate Company,
            L.L.C. dated December 15, 1995.  Incorporated by reference to
            Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
  10.9 Master Equipment Lease No. 10551, dated as of March 2, 1995, between U.S. Bancorp Leasing & Financial, as Lessor, and the Registrant, as Lessee, including Schedules 10551.001, 10551.002 and 10551.003, dated March 2, 1995, March 29, 1995 and May 23,
            1995, respectively. Incorporated by reference to Exhibit 10.8 to the Form S-1.

 *10.10     Form of Indemnity Agreement.  Incorporated by reference to
            Exhibit 10.9 to the Form S-1.
  10.11 Revolving line of credit agreement between the Company and United States National Bank of Oregon dated September 12, 1996. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
  22.1      List of Subsidiaries
  23.1      Consent of Price Waterhouse LLP
  27.1      Financial Data Schedule


+    Confidential treatment of portions of this document has been granted.

* This Exhibit constitutes a management contract or compensatory plan or arrangement.


(b)     Reports on Form 8-K
---     -------------------

        No Current Reports on Form 8-K were filed during the quarter ended December 31, 1996.


(c)     See (a)(3) above.
---     -----------------

(d)     See (a)(2) above.
---     -----------------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 12, 1997                  RADISYS CORPORATION

                                      By:  DR. GLENFORD J. MYERS
                                           -------------------------------------
                                           Dr. Glenford J. Myers
                                           Chairman of the Board, President and
                                           Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 12, 1997.

Signature                  Title
---------                  -----

DR. GLENFORD J. MYERS      Chairman of the Board,
-------------------------  President and
Dr. Glenford J. Myers      Chief Executive Officer
                           (Principal Executive Officer)

BRIAN V. TURNER            Vice President of Finance and Administration and
-------------------------  Chief Financial Officer
Brian V. Turner            (Principal Financial and Accounting Officer)

Directors:

JAMES F. DALTON            Director
-------------------------
James F. Dalton

RICHARD J. FAUBERT         Director
-------------------------
Richard J. Faubert

C. SCOTT GIBSON            Director
-------------------------
C. Scott Gibson

DR. WILLIAM W. LATTIN      Director
-------------------------
Dr. William W. Lattin

JEAN CLAUDE PETERSCHMITT   Director
-------------------------
Jean Claude Peterschmitt

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS


                                      Balance at
                                       beginning   Charged to                  Balance at
                                              of    costs and                      end of
                                          period     expenses    Deductions        period
                                        --------     --------      --------      --------
Allowance for doubtful accounts:
  December 31, 1994                     $ 64,000     $ 72,000      $(18,000)   $  118,000
  December 31, 1995                      118,000      163,000       (48,000)      233,000
  December 31, 1996                      233,000      548,000       (75,000)      706,000

Warranty reserve:
  December 31, 1994                      164,000      158,000      (102,000)      220,000
  December 31, 1995                      220,000      466,000      (352,000)      334,000
  December 31, 1996                      334,000    1,154,000      (261,000)    1,227,000

Obsolescence reserve:
  December 31, 1994                      124,000       95,000       (33,000)      186,000
  December 31, 1995                      186,000      125,000      (201,000)      110,000
  December 31, 1996                      110,000      449,000       (30,000)      529,000

                      Report of Independent Accountants on
                          Financial Statement Schedule



To the Board of Directors
and Shareholders of
RadiSys Corporation

Our audits of the consolidated financial statements referred to in our report dated January 27, 1997, also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



Price Waterhouse LLP

Portland, Oregon
January 27, 1997

                                 EXHIBIT INDEX

Exhibit                                                               Sequential
  No.                                 Description                      Page No.
-------                               -----------                     ----------

  +2.1 Asset Purchase Agreement between Radisys Corporation and Intel Corporation, dated as of April 29, 1996. Incorporated by reference as Exhibit 2.1 to the Company's Current Report on Form 8-K dated April 29, 1996.
   2.2 List of omitted schedules to Asset Purchase Agreement between Radisys Corporation and Intel Corporation, dated as of April 29, 1996. Incorporated by reference as Exhibit 2.2 to the Company's Current Report on
            Form 8-K dated April 29, 1996.
   3.1 Second Restated Articles of Incorporation and Amendments thereto. Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-95892) (the "Form S-1").
   3.2 Restated Bylaws and amendments thereto. Incorporated by reference to Exhibit 3.2 to the Form S-1.
   4.1      See Article IV of Exhibit 3.1 and Article VI of
            Exhibit 3.2
 *10.1 1988 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.1 to the Form S-1.
 *10.2 1995 Stock Incentive Plan. Incorporated by reference to Exhibit 3.1 to the Form S-1.
 *10.3 1996 Employee Stock Purchase Plan. Incorporated by reference to Appendix A to the Company's Proxy Statement related to its annual meeting held on May 28, 1996, which was filed with the Securities and Exchange Commission on April 15, 1996.
 *10.4 Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit 10.3 to the Form S-1.
 *10.5 Form of Non-Statutory Stock Option Agreement. Incorporated by reference to Exhibit 10.4 to the Form S-1.
  10.6      Sublease, dated July 13, 1992, between Sequent
            Computer Systems, Inc., and the Registrant and
            Consent Agreement related thereto. Incorporated by reference to Exhibit 10.6 to the Form S-1.
  10.8 Lease between Registrant and Commercial Real Estate Company, L.L.C. dated December 15, 1995. Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
  10.9      Master Equipment Lease No. 10551, dated as of
            March 2, 1995, between U.S. Bancorp Leasing &
            Financial, as Lessor, and the Registrant, as Lessee, including Schedules 10551.001, 10551.002 and
            10551.003, dated March 2, 1995, March 29, 1995 and
            May 23, 1995, respectively. Incorporated by reference to Exhibit 10.8 to the Form S-1.

 *10.10 Form of Indemnity Agreement. Incorporated by reference to Exhibit 10.9 to the Form S-1.
  10.11 Revolving line of credit agreement between the Company and United States National Bank of Oregon dated September 12, 1996. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
  22.1      List of Subsidiaries
  23.1      Consent of Price Waterhouse LLP
  27.1      Financial Data Schedule


+    Confidential treatment of portions of this document has been granted.

* This Exhibit constitutes a management contract or compensatory plan or arrangement.