Form 10-Q
period 1997-03-31
RADISYS CORP
filed 1997-05-09
CIK 873044

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997 or

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

         Number of shares of common stock outstanding as of May 5, 1997 was 7,727,347.

                               RADISYS CORPORATION

                          PART I. FINANCIAL INFORMATION


                                                                        Page No.
                                                                        --------

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheet - March 31, 1997 and
          December 31, 1996                                                    3

          Consolidated Statement of Operations - Three months
          ended March 31, 1997 and 1996.                                       4


          Consolidated Statement of Changes In Shareholders'
          Equity - December 31, 1994 through March 31, 1997                    5

          Consolidated Statement of Cash Flows - Three months
          ended March 31, 1997 and 1996                                        6

          Notes to Consolidated Financial Statements                           7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  9




                   PART II. OTHER INFORMATION

Item 2.   Changes in securities                                               12

Item 6.   Exhibits and Reports on Form 8-K                                    12

Signatures                                                                    13

                               RadiSys Corporation
                           Consolidated Balance Sheet
                      (in thousands, except share amounts)


                                     ASSETS

                                                                        March 31,           December 31,
                                                                            1997                   1996
                                                                   -------------          -------------
                                                                     (unaudited)
Current assets
      Cash and cash equivalents                                    $      23,144          $      24,626
      Accounts receivable                                                 24,091                 20,265
      Other receivables                                                    2,214                  3,396
      Inventories                                                         20,008                 17,834
      Other current assets                                                   512                    742
      Deferred income taxes                                                2,079                  1,794
                                                                   -------------          -------------

          Total current assets                                            72,048                 68,657
Equipment, net of accumulated depreciation of
   $5,858 and $5,208                                                      12,156                 11,171
Other Assets                                                               4,182                    425
                                                                   -------------          -------------

                                                                   $      88,386          $      80,253
                                                                   =============          =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
            Accounts payable                                       $      12,638          $      11,461
            Income taxes payable                                           4,328                  2,996
            Accrued wages and bonuses                                      1,747                  2,230
            Accrued warranty costs                                         1,196                  1,227
            Accrued sales discounts                                        1,635                  1,360
            Other accrued liabilities                                      2,124                  2,139
            Current portion of note payable                                  900                  1,200
            Current portion of capital lease obligation                      214                    214
                                                                   -------------          -------------

                Total current liabilities                                 24,782                 22,827
                                                                   -------------          -------------

Obligations under capital lease                                              587                    648
                                                                   -------------          -------------

                Total liabilities                                         25,369                 23,475
                                                                   -------------          -------------

Commitments and contingent liabilities
Shareholders' equity
            Common stock, 15,000,000 shares
                authorized, 7,560,377 and 7,388,410 shares
                issued and outstanding                                    48,132                 45,061
            Warrants                                                       1,200                  1,200
            Cumulative translation adjustment                               (583)                  (329)
            Retained earnings                                             14,268                 10,846
                                                                   -------------          -------------

                Total shareholders' equity                                63,017                 56,778
                                                                   -------------          -------------

                                                                   $      88,386          $      80,253
                                                                   =============          =============


          See accompanying notes to consolidated financial statements.

                               RadiSys Corporation
                      Consolidated Statement of Operations
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                                   Three Months Ended
                                                                  March 31,            March 31,
                                                                      1997                 1996
                                                         -----------------      ---------------
Revenues                                                 $          27,830      $        11,065
Cost of sales                                                       16,185                7,398
                                                         -----------------      ---------------

Gross Profit                                                        11,645                3,667

Research and development                                             2,807                1,130
Selling, general and administrative                                  3,838                1,903
                                                         -----------------      ---------------

Income from operations                                               5,000                  634

Interest income, net                                                   264                  253
                                                         -----------------      ---------------

Income before income tax provision                                   5,264                  887
Income tax provision                                                 1,842                  337
                                                         -----------------      ---------------

Net income                                               $           3,422      $           550
                                                         =================      ===============

Net income per share                                     $            0.43  $              0.09
                                                         =================      ===============

Weighted average number of common and
   common equivalent shares outstanding                              7,899                6,162
                                                         =================      ===============


          See accompanying notes to consolidated financial statements.

                               RadiSys Corporation
            Consolidated Statement of Changes in Shareholders' Equity
                    (in thousands, except per share amounts)
                                  (Page 1 of 2)

                                                           Preferred Stock
                                     ------------------------------------------------------------
                                          Series A             Series B            Series C           Common Stock
                                     ------------------  -------------------  -------------------  -------------------
                                       Shares    Amount      Shares   Amount      Shares   Amount      Shares   Amount
                                     --------  --------  ----------  -------  ----------  -------  ----------  -------
Balances, December 31, 1994           355,556     1,500   1,820,988    4,917   2,159,504    2,973   1,482,200      475

Exercise of common stock options                                                                       58,524      106

Issuance of common stock                                                                            2,175,000   23,656

Conversion of preferred stock        (355,556)   (1,500) (1,820,988)  (4,917) (2,159,504)  (2,973)  2,298,985    9,390

Translation adjustment

Net income for the year

                                     --------  --------  ----------  -------  ----------  -------  ----------  -------
Balances, December 31, 1995                                                                         6,014,709   33,627

Exercise of common stock options                                                                       73,701      365

Tax effect of options exercised                                                                                    569

Translation adjustment

Stock issued for acquisition                                                                        1,300,000   10,500

Warrants issued for acquisition

Net income for the period

                                     --------  --------  ----------  -------  ----------  -------  ----------  -------
Balances, December 31, 1996                                                                         7,388,410   45,061

Exercise of common stock options                                                                       88,467      662

Translation adjustment

Stock issued for acquisition                                                                           83,500    2,409

Net income for the period

                                     --------  --------  ----------  -------  ----------  -------  ----------  -------
Balances, March 31, 1997                       $                     $                    $         7,560,377  $48,132
                                     ========  ========  ==========  =======  ==========  =======  ==========  =======


          See accompanying notes to consolidated financial statements.

                                       5a

                               RadiSys Corporation
            Consolidated Statement of Changes in Shareholders' Equity
                    (in thousands, except per share amounts)
                                  (Page 2 of 2)


                                                 Cumulative  Retained
                                                Translation  (deficit)
                                       Warrants  Adjustment  Earnings     Total
                                       --------  ----------  --------  --------
Balances, December 31, 1994                                      (216)    9,649

Exercise of common stock options                                            106

Issuance of common stock                                                 23,656

Conversion of preferred stock

Translation adjustment                                 (108)               (108)

Net income for the year                                         1,516     1,516

                                       --------  ----------  --------  --------
Balances, December 31, 1995                            (108)    1,300    34,819

Exercise of common stock options                                            365

Tax effect of options exercised                                             569

Translation adjustment                                 (221)               (221)

Stock issued for acquisition                                             10,500

Warrants issued for acquisition           1,200                           1,200

Net income for the period                                       9,546     9,546

                                       --------  ----------  --------  --------
Balances, December 31, 1996               1,200        (329)   10,846    56,778

Exercise of common stock options                                            662

Translation adjustment                                 (254)               (254)

Stock issued for acquisition                                              2,409

Net income for the period                                       3,422     3,422

                                       --------  ----------  --------  --------
Balances, March 31, 1997                  1,200  $     (583) $ 14,268  $ 63,017
                                       ========  ==========  ========  ========


          See accompanying notes to consolidated financial statements.

                                       5b

                               RadiSys Corporation
                      Consolidated Statement of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                             Three Months Ended
                                                                                         March 31,           March 31,
                                                                                             1997                1996
                                                                                    -------------      --------------
Cash flows from operating activities:
     Net Income                                                                     $       3,422      $          550
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Depreciation and amortization                                                      1,078                 330
         Deferred income taxes                                                               (285)
         Net changes in current assets and current liabilities:
            (Increase) in accounts receivable                                              (3,286)               (267)
            Decrease in other receivables                                                   1,182
            (Increase)  decrease in inventories                                            (1,560)                927
            (Increase)  decrease in other current assets                                      238                (320)
            Increase in accounts payable                                                    1,065                  16
            Increase in income tax payable                                                  1,332                 152
            Decrease in accrued wages and bonuses                                            (577)               (101)
            Increase (decrease) in accrued warranty costs                                     (42)                 55
            Increase in accrued sales discounts                                               275
            Increase (decrease) in other accrued liabilities                                 (351)                125
                                                                                    -------------      --------------

         Net cash provided by operating activities                                          2,491               1,467
                                                                                    -------------      --------------

Cash flows from investing activities:
     Decrease in short term investments                                                                         9,922
     Business acquisitions                                                                 (1,060)
     Capital expenditures                                                                  (1,821)             (1,472)
     Capitalized software production costs and other assets                                   193                 (70)
                                                                                    -------------      --------------

         Net cash provided by (used for) investing activities                              (2,688)              8,380
                                                                                    -------------      --------------

Cash flows from financing activities:
     Cash proceeds from issuance of common stock, net                                         662                   6
     Payment on notes payable                                                              (1,632)
     Payments on capital lease obligation                                                     (61)                (58)
                                                                                    -------------      --------------

         Net cash (used for) financing activities                                          (1,031)                (52)
                                                                                    -------------      --------------

Effect of exchange rate changes on cash                                                      (254)                 18
                                                                                    -------------      --------------

Net (increase) decrease in cash and cash equivalents                                       (1,482)              9,813
Cash and cash equivalents, beginning of period                                             24,626              10,236
                                                                                    -------------      --------------

Cash and cash equivalents, end of period                                            $      23,144      $       20,049
                                                                                    =============      ==============


          See accompanying notes to consolidated financial statements.

                               RADISYS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except share amounts)
                                   (unaudited)


1.   Basis of Presentation

     The accompanying consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of results for the interim periods. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996. The results of operations for interim periods are not necessarily indicative of the results for the entire year.

     Net income per share is based on the weighted average number of shares of common stock and common stock equivalents (stock options and warrants) outstanding during the periods, computed using the treasury stock method for stock options and warrants.

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share". In accordance with this pronouncement, the Company will adopt the new standard for periods ending after December 15, 1997. Management does not expect the adoption of this pronouncement to have a significant effect on reported earnings per share information.

2.   Accounts Receivable

     Trade accounts receivable are net of an allowance for doubtful accounts of $738 and $706 at March 31, 1997 and December 31, 1996, respectively. The Company's customers are concentrated in the technology industry.


3.   Inventories

     Inventories consist of the following:

                                                     Mar 31,        Dec 31,
                                                       1997           1996
                                             --------------    -------------
           Raw Materials                     $       13,112    $      12,555
           Work in Process                            3,487            3,538
           Finished Goods                             3,409            1,741
                                             --------------    -------------
                                             $       20,008    $      17,834
                                             ==============    =============

4.   Property and Equipment

     Property and equipment consists of the following:

                                                     Mar 31,        Dec 31,
                                                       1997           1996
                                             --------------    -------------
           Land                              $        2,062    $       1,230
           Manufacturing Equipment                    8,640            8,472
           Office Equipment                           5,862            5,548
           Leasehold Improvements                     1,450            1,129
                                             --------------    -------------
                                                     18,014           16,379
           Less:  Accum. Depr.                        5,858            5,208
                                             --------------    -------------
                                             $       12,156    $      11,171
                                             ==============    =============


5.   Acquisitions

     On April 29, 1996, the Company purchased substantially all of the assets of Intel Corporation ("Intel") that were dedicated to the design, manufacture and sale of all standard and custom Multibus I and Multibus II products ("Multibus") (collectively the "Acquisition"). In addition, pursuant to the terms of the Acquisition, Intel licensed certain Intel software to the Company. The Acquisition was accounted for using the purchase method. The purchase price consisted of 1,300,000 shares of the Company's common stock ("Common Stock") and warrants to purchase an additional 300,000 shares of Common Stock exercisable within 24 months at prices per share ranging from $13.50 to $15.00, plus an aggregate of $1.2 million in cash to be paid in 1997. On April 25, 1997, Intel exercised in full the warrants it received pursuant to the Acquisition in a cashless exercise at an effective price of $13.50 a share, which resulted in the issuance of 166,667 shares of the Company's common stock to Intel and no cash proceeds to the Company.

     Included within other receivables is approximately $1.8 million related to inventory to be delivered by Intel to the Company in 1997.

     On February 18, 1997, the Company purchased substantially all of the assets of Sonitech International, Inc. The purchase price consisted of 83,500 shares of the Company's common stock and approximately $1 million in cash.

     The non cash portions of the above transactions have been excluded from the accompanying Consolidated Statement of Cash Flows.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     Total revenue was $27.8 million for the three months ended March 31, 1997 compared to $11.1 million for the three months ended March 31, 1996. Net income was $3.4 million for the three months ended March 31, 1997 compared to $0.5 million for the three months ended March 31, 1996.

     Information contained in this Quarterly Report on Form 10-Q and statements that may be made in the future by the Company's management regarding future industry trends, the Company's future development and introduction of products, and the Company's future liquidity, development, and business activities constitute forward looking statements that involve a number of risks and uncertainties. The following are among the factors that could cause actual results to differ materially from the forward looking statements: business conditions and growth in the electronics industry and general economies, both domestic and international; uncertainty of market development; dependence on a limited number of OEM customers; dependence on limited or sole source suppliers; dependence on the relationship with Intel Corporation ("Intel"); dependence on Intel's support of the embedded computer market; lower than expected customer orders; competitive factors, including increased competition, new product offerings by competitors and price pressures; the availability of parts and components at reasonable prices; changes in product mix; dependence on proprietary technology; technological difficulties and resource constraints encountered in developing new products; and product shipment interruptions due to manufacturing difficulties.

     On April 29, 1996, the Company purchased substantially all of the assets of Intel Corporation ("Intel") that were dedicated to the design, manufacture and sale of all standard and custom Multibus I and Multibus II products ("Multibus") (collectively the "Acquisition"). In addition, pursuant to the terms of the Acquisition, Intel licensed certain Intel software to the Company. On February 18, 1997, the Company purchased substantially all of the assets of Sonitech International, Inc., a provider of digital signal processing hardware and software solutions for embedded applications. Both acquisitions were accounted for using the purchase method. The results of operations for these acquisitions have been included in the financial statements since the date of the acquisition.

REVENUES

                                             Three Months Ended
                                   ------------------------------------------
                                    (in thousands, except percentage amounts)
                                   March 31,      Percentage         March 31,
                                       1997           Change             1996
                                   --------           ------         --------
     Revenues                       $27,830              152          $11,065

     The increase in revenues for the three months ended March 31, 1997 compared to the three months ended March 31, 1996 resulted primarily from the acquisition of Multibus from Intel on April 29, 1996, design wins ramping into production and volume increases in OEM sales.


COST OF GOODS SOLD

                                             Three Months Ended
                                   ------------------------------------------
                                    (in thousands, except percentage amounts)
                                   March 31,      Percentage         March 31,
                                       1997           Change             1996
                                   --------           ------         --------
     Cost of Goods Sold             $16,185              119          $7,398
     As a Percentage of Revenues         58                               67

     As a percentage of revenues total cost of goods sold decreased for the three months ended March 31, 1997 compared to the three months ended March 31, 1996 primarily as a result of component pricing decreasing faster than price changes to the Company's customers, the mix of products sold through distributors versus direct sales, and product mix consisting of a larger portion of higher margin product relative to lower margin product shipped during the first quarter of 1997.


RESEARCH AND DEVELOPMENT

                                             Three Months Ended
                                   ------------------------------------------
                                    (in thousands, except percentage amounts)
                                   March 31,      Percentage         March 31,
                                       1997           Change             1996
                                   --------           ------         --------
     Research and Development       $ 2,807              148          $ 1,130
     As a Percentage of  Revenues        10                                10

     The dollar increases in research and development expenses were primarily the result of increased investment in new product development and costs of enhancements to existing products. The Company continues to invest in new design wins for OEM customers and the dollar increases reflect steady increases in the number of employees working in research and development.

SELLING, GENERAL AND ADMINISTRATIVE

                                             Three Months Ended
                                   ------------------------------------------
                                    (in thousands, except percentage amounts)
                                   March 31,      Percentage         March 31,
                                       1997           Change             1996
                                   --------           ------         --------
     Selling, General & Admin.      $ 3,838              102          $ 1,903
     As a Percentage of Revenues         14                                17

     Selling, general and administrative expenses have increased in dollar amount in the three months ended March 31, 1997 compared to the three months ended March 31, 1996, primarily as a result of increased personnel, facilities and travel costs to support higher levels of sales. The decreases as a percentage of revenues were primarily the result of operating efficiencies achieved by spreading fixed costs over a larger revenue base.


INTEREST INCOME, NET AND INCOME TAX PROVISION

                                             Three Months Ended
                                   ------------------------------------------
                                    (in thousands, except percentage amounts)
                                   March 31,      Percentage         March 31,
                                       1997           Change             1996
                                   --------           ------         --------
     Interest Income, net           $   264              4            $  253
     Income Tax Provision           $ 1,842            447            $  337

     Interest income, net includes interest income, interest expense, bank charges and foreign currency transaction gains or losses.

     The increase in the income tax provision is solely attributable to increased net income before taxes in 1997.


LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1997, the Company had $23.1 million in cash and cash equivalents, which represents the Company's principal source of liquidity. The Company had working capital of approximately $47.3 million. Effective September 30, 1996, the Company entered into a $10.0 million line of credit with a bank. The Company has not drawn any funds under this line of credit. Net cash provided by operating activities for the three months ended March 31, 1997 was $2.5 million as compared with $1.5 million for the three months ended March 31, 1996.

     Capital expenditures were $1.8 million in the three months ended March 31, 1997 and $1.5 million for the three months ended March 31, 1996. Capital expenditures for the three months ended March 31, 1997 were primarily for the purchase of a parcel of land for future expansion and construction in progress for a new engineering design center which the Company plans to occupy in January 1998.

     The Company believes that existing cash and cash equivalents and cash from operations will be sufficient to fund its operations for at least the next 12 months.

                                     PART II
                                OTHER INFORMATION


Item 2.  Changes in Securities

     (c) On February 18, 1997, the Company issued 83,500 shares of its common stock to the three shareholders of Sonitech International, Inc. ("Sonitech"), as partial consideration for the Company's acquisition of substantially all of the assets of Sonitech. This issuance of shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof.


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27      Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                RADISYS CORPORATION


                                BRIAN V. TURNER
                                ------------------------------------------------
Date: May 5, 1997               Brian V. Turner
                                Vice President of Finance and Administration and
                                Chief Financial Officer
                                (Principal Financial Officer)

                                  EXHIBIT INDEX


                                                                      Sequential
Exhibit No.                        Description                         Page No.
-----------                        -----------                         --------

    27                      Financial Data Schedule