Form 10-Q
period 1997-06-30
RADISYS CORP
filed 1997-08-13
CIK 873044

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997 or

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


                              Yes ___X___ No _______


               Number of shares of common stock outstanding as of
                         August 6, 1997 was 7,732,145.

                               RADISYS CORPORATION

                          PART I. FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheet - June 30, 1997 and
         December 31, 1996                                                     3

         Consolidated Statement of Operations - Three months
         ended June 30, 1997 and 1996, and six months ended
         June 30, 1997 and 1996.                                               4

         Consolidated Statement of Changes In Shareholders'
         Equity - December 31, 1994 through June 30, 1997                      5

         Consolidated Statement of Cash Flows - Six months
         ended June 30, 1997 and 1996                                          6

         Notes to Consolidated Financial Statements                            7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   9


                           PART II. OTHER INFORMATION

Item 2.  Changes in securities                                                12

Item 4.  Submission of Matters to a Vote of Security Holders                  12

Item 6.  Exhibits and Reports on Form 8-K                                     13

Signatures                                                                    14

                   Item 1. Consolidated Financial Statements.

                                     PART I
                             FINANCIAL INFORMATION

                               RadiSys Corporation
                           Consolidated Balance Sheet
                      (in thousands, except share amounts)


                                     ASSETS

                                                                         June 30,         December 31,
                                                                            1997                 1996
                                                                     -----------          -----------
                                                                      (unaudited)
Current assets
      Cash and cash equivalents                                      $    21,881          $    24,626
      Accounts receivable                                                 23,046               20,265
      Other receivables                                                      918                3,396
      Inventories                                                         20,024               17,834
      Other current assets                                                 1,391                  742
      Deferred income taxes                                                1,663                1,794
                                                                     -----------          -----------

          Total current assets                                            68,923               68,657
Equipment, net of accumulated depreciation of
   $6,545 and $5,208                                                      12,570               11,171
Other Assets                                                               4,641                  425
                                                                     -----------          -----------

                                                                     $    86,134          $    80,253
                                                                     ===========          ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
      Accounts payable                                               $    11,266          $    11,461
      Income taxes payable                                                 1,391                2,996
      Accrued wages and bonuses                                            2,447                2,230
      Accrued warranty costs                                                 787                1,227
      Accrued sales discounts                                              1,439                1,360
      Other accrued liabilities                                            1,179                2,139
      Current portion of note payable                                                           1,200
      Current portion of capital lease obligation                            214                  214
                                                                     -----------          -----------

          Total current liabilities                                       18,723               22,827
                                                                     -----------          -----------

Obligations under capital lease                                              525                  648
                                                                     -----------          -----------

          Total liabilities                                               19,248               23,475
                                                                     -----------          -----------

Commitments and contingent liabilities
Shareholders' equity
      Common stock, 50,000,000 shares
          authorized, 7,730,313 and 7,388,410 shares
          issued and outstanding                                          49,356               45,061
      Warrants                                                                                  1,200
      Cumulative translation adjustment                                     (438)                (329)
      Retained earnings                                                   17,968               10,846
                                                                     -----------          -----------

          Total shareholders' equity                                      66,886               56,778
                                                                     -----------          -----------

                                                                     $    86,134          $    80,253
                                                                     ===========          ===========


          See accompanying notes to consolidated financial statements

                               RadiSys Corporation
                      Consolidated Statement of Operations
                    (in thousands, except per share amounts)
                                   (UNAUDITED)


                                                               Three Months Ended         Six Months Ended
                                                           -----------------------   -----------------------
                                                              June 30,     June 30,     June 30,     June 30,
                                                                 1997         1996         1997         1996
                                                           ----------   ----------   ----------   ----------
Revenues                                                   $   29,796   $   20,034   $   57,626   $   31,099
Cost of sales                                                  17,875       11,968       34,060       19,366
                                                           ----------   ----------   ----------   ----------

Gross Profit                                                   11,921        8,066       23,566       11,733

Research and development                                        2,742        2,506        5,549        3,636
Selling, general and administrative                             3,757        2,765        7,595        4,668
                                                           ----------   ----------   ----------   ----------

Income from operations                                          5,422        2,795       10,422        3,429

Interest income (expense), net                                    270          272          534          525
                                                           ----------   ----------   ----------   ----------

Income before income tax provision                              5,692        3,067       10,956        3,954
Income tax provision                                            1,992        1,071        3,834        1,408
                                                           ----------   ----------   ----------   ----------

Net income                                                 $    3,700   $    1,996   $    7,122   $    2,546
                                                           ==========   ==========   ==========   ==========

Net income per share                                       $     0.46   $     0.27   $     0.89   $     0.37
                                                           ==========   ==========   ==========   ==========

Weighted average number of common and
   common equivalent shares outstanding                         8,093        7,309        7,994        6,814
                                                           ==========   ==========   ==========   ==========

          See accompanying notes to consolidated financial statements

                              RadiSys Corporation
           Consolidated Statement of Changes in Shareholders' Equity
                      (in thousands, except share amounts)
                                  Page 1 of 2

                                                          Preferred stock
                                  --------------------------------------------------------------
                                       Series A              Series B               Series C           Common stock
                                  -----------------    ------------------    -------------------    ------------------
                                    Shares   Amount       Shares   Amount       Shares    Amount       Shares   Amount    Warrants
                                  --------   ------    ---------   ------    ---------   -------    ---------  -------    --------
Balances, December 31, 1994        355,556    1,500    1,820,988    4,917    2,159,504     2,973    1,482,200      475

Exercise of common stock options                                                                       58,524      106

Issuance of common stock                                                                            2,175,000   23,656

Conversion of preferred stock     (355,556)  (1,500)  (1,820,988)  (4,917)  (2,159,504)   (2,973)   2,298,985    9,390

Translation adjustment

Net income for the year
                                  --------   ------    ---------   ------    ---------   -------    ---------  -------    --------

Balances, December 31, 1995                                                                         6,014,709   33,627

Exercise of common stock options                                                                       73,701      365

Tax effect of options exercised                                                                                    569

Translation adjustment

Stock issued for acquisition                                                                        1,300,000   10,500

Warrants issued for acquisition                                                                                              1,200

Net income for the period
                                  --------   ------    ---------   ------    ---------   -------    ---------  -------    --------

Balances, December 31, 1996                                                                         7,388,410   45,061       1,200

Exercise of warrants                                                                                  166,667    1,200      (1,200)

Exercise of common stock options                                                                       91,736      686

Translation adjustment

Stock issued for acquisition                                                                           83,500    2,409

Net income for the period
                                  --------   ------    ---------   ------    ---------   -------    ---------  -------    --------

Balances, June 30, 1997                     $                     $                     $          $7,730,313 $ 49,356           0
                                  ========   ======    =========   ======    =========   =======    =========  =======    ========


          See accompanying notes to consolidated financial statements

                                       5A

                              RadiSys Corporation
           Consolidated Statement of Changes in Shareholders' Equity
                      (in thousands, except share amounts)
                                  Page 2 of 2


                                              Cumulative   Retained
                                            translation   (deficit)
                                              adjustment   earnings    Total
                                              ----------   --------   ------
Balances, December 31, 1994                                    (216)   9,649

Exercise of common stock options                                         106

Issuance of common stock                                              23,656

Conversion of preferred stock

Translation adjustment                              (108)               (108)

Net income for the year                                       1,516    1,516
                                              ----------   --------   ------

Balances, December 31, 1995                         (108)     1,300   34,819

Exercise of common stock options                                         365

Tax effect of options exercised                                          569

Translation adjustment                              (221)               (221)

Stock issued for acquisition                                          10,500

Warrants issued for acquisition                                        1,200

Net income for the period                                     9,546    9,546
                                              ----------   --------   ------

Balances, December 31, 1996                         (329)    10,846   56,778

Exercise of warrants

Exercise of common stock options                                         686

Translation adjustment                              (109)               (109)

Stock issued for acquisition                                           2,409

Net income for the period                                     7,122    7,122
                                              ----------   --------   ------

Balances, June 30, 1997                      $      (438) $  17,968  $66,886
                                              ==========   ========   ======


           See accompanying notes to consolidated financial statements

                                       5B

                               RadiSys Corporation
                      Consolidated Statement of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                   Six Months Ended
                                                                             June 30,            June 30,
                                                                                1997                1996
                                                                           ---------           ---------
Cash flows from operating activities:
   Net Income                                                              $   7,122           $   2,546
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization                                            1,472                 766
      Deferred income taxes                                                      131
      Net changes in current assets and current liabilities:
          (Increase) in accounts receivable                                   (2,241)             (9,181)
          (Increase) decrease in other receivables                             2,478                (505)
          (Increase)  decrease in inventories                                 (1,576)              2,480
          (Increase)  decrease in other current assets                          (641)                 61
          Increase (decrease) in accounts payable                               (307)              1,763
          Increase (decrease) in income tax payable                           (1,605)                689
          Increase in accrued wages and bonuses                                  123                 722
          Increase (decrease) in accrued warranty costs                         (451)                320
          Increase in accrued sales discounts                                     79
          Increase (decrease) in other accrued liabilities                    (1,296)              2,724
                                                                           ---------           ---------

      Net cash provided by operating activities                                3,288               2,385
                                                                           ---------           ---------

Cash flows from investing activities:
   Decrease in short term investments                                                              9,872
   Business acquisitions                                                      (1,060)
   Capital expenditures                                                       (2,665)             (3,411)
   Capitalized software production costs and other assets                       (230)               (219)
                                                                           ---------           ---------

      Net cash provided by (used for) investing activities                    (3,955)              6,242
                                                                           ---------           ---------

Cash flows from financing activities:
   Cash proceeds from issuance of common stock, net                              686                  20
   Payment on notes payable                                                   (2,532)
   Payments on capital lease obligation                                         (123)                (86)
                                                                           ---------           ---------

      Net cash (used for) financing activities                                (1,969)                (66)
                                                                           ---------           ---------

Effect of exchange rate changes on cash                                         (109)                (62)
                                                                           ---------           ---------

Net (increase) decrease in cash and cash equivalents                          (2,745)              8,499
Cash and cash equivalents, beginning of period                                24,626              10,236
                                                                           ---------           ---------

Cash and cash equivalents, end of period                                   $  21,881           $  18,735
                                                                           =========           =========

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

2.   Accounts Receivable

     Trade accounts receivable are net of an allowance for doubtful accounts of $658 and $706 at June 30, 1997 and December 31, 1996, respectively. The Company's customers are concentrated in the technology industry.


3.   Inventories

     Inventories consist of the following:

                                                  June 30,           Dec 31,
                                                     1997              1996
                                                     ----              ----
           Raw Materials                     $     12,688      $     12,555
           Work in Process                          5,057             3,538
           Finished Goods                           2,279             1,741
                                             ------------      ------------
                                             $     20,024      $     17,834
                                             ============      ============

4.   Property and Equipment

     Property and equipment consists of the following:

                                                  June 30,           Dec 31,
                                                     1997              1996
                                                     ----              ----
           Land                              $      2,065      $      1,230
           Manufacturing Equipment                  9,910             8,472
           Office Equipment                         5,689             5,548
           Leasehold Improvements                   1,451             1,129
                                             ------------      ------------
                                                   19,115            16,379
           Less:  Accum. Depr.                      6,545             5,208
                                             ------------      ------------
                                             $     12,570      $     11,171
                                             ============      ============

5.   Litigation

     In July 1996, a former officer of the Company filed suit for wrongful termination. This suit was settled in August 1997. The settlement was not material to the Company's financial position or results of operations.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     Total revenue was $29.8 million for the three months ended June 30, 1997 compared to $20.0 million for the three months ended June 30, 1996, and $57.6 million for the six months ended June 30, 1997 compared to $31.1 million for the six months ended June 30, 1996. Net income was $3.7 million for the three months ended June 30, 1997 compared to $2.0 million for the three months ended June 30, 1996, and $7.1 million for the six months ended June 30, 1997 compared to $2.5 million for the six months ended June 30, 1996.

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

REVENUES

                               Three Months Ended                           Six Months Ended
                               ------------------                           ----------------
                         (in thousands except % amounts)             (in thousands except % amounts)
                         June 30,       %      June 30,              June 30,       %      June 30,
                           1997      Change      1996                  1997      Change      1996
                           ----      ------      ----                  ----      ------      ----
         Revenues        $29,796       49   $   20,034            $   57,626       85   $   31,099

     The increases in revenues for the three months ended June 30, 1997 compared to the three months ended June 30, 1996 resulted primarily from new design wins ramping into production and volume increases in OEM sales. The increase in revenues for the six months ended June 30, 1997 compared to the six months ended June 30, 1996 resulted primarily from the inclusion of the Multibus acquisition for all of 1997 compared with only two of the six months of 1996, new design wins ramping into production and volume increases in OEM sales.

COST OF GOODS SOLD

                                      Three Months Ended                        Six Months Ended
                                (in thousands except % amounts)          (in thousands except % amounts)
                                June 30,       %      June 30,           June 30,       %      June 30,
                                  1997      Change      1996               1997      Change      1996
                                  ----      ------      ----               ----      ------      ----
         Cost of Goods Sold    $ 17,875       49   $   11,968          $  34,060       76    $  19,366
         As a % of total revenue   60%                   60%                59%                   62%

     As a percentage of revenues total cost of goods sold declined for the six months ended June 30, 1997 compared to the six months ended June 30, 1996 primarily as a result of component pricing, the mix of products sold through distributors versus direct sales, and product mix, offset by lower margin new design wins ramping into production,


RESEARCH AND DEVELOPMENT

                                          Three Months Ended                    Six Months Ended
                                    (in thousands except % amounts)      (in thousands except % amounts)
                                         June 30,   June 30,                    June 30,   June 30,
                                           1997       1996                        1997       1996
                                           ----       ----                        ----       ----
         Research and Development        $  2,742   $  2,506                     $ 5,549   $  3,636
         As a % of total revenue             9%          13%                       10%         12%

     The dollar increases in research and development expenses were primarily the result of increased investment in new product development and costs of enhancements to existing products. The Company continues to invest in new design wins for OEM customers and the dollar increases reflect steady increases in the number of employees working in research and development.

SELLING, GENERAL AND ADMINISTRATIVE

                                          Three Months Ended                    Six Months Ended
                                    (in thousands except % amounts)      (in thousands except % amounts)
                                         June 30,   June 30,                    June 30,   June 30,
                                           1997       1996                        1997       1996
                                           ----       ----                        ----       ----
         Selling, General & Admin.       $  3,757   $  2,765                     $ 7,595   $  4,668
         As a % of total revenue               13%       14%                        13%        15%

     Selling, general and administrative expenses have increased in dollar amount in the three and six months ended June 30, 1997 compared to the three and six months ended June 30, 1996, primarily as a result of increased personnel, facilities and travel costs to support higher levels of sales. The decreases as a percentage of revenues were primarily the result of operating efficiencies achieved by spreading fixed costs over a larger revenue base.

INTEREST INCOME, NET AND INCOME TAX PROVISION

                                       Three Months Ended                   Six Months Ended
                                 (in thousands except % amounts)     (in thousands except % amounts)
                                 June 30,       %      June 30,      June 30,       %      June 30,
                                   1997      Change      1996          1997      Change      1996
                                   ----      ------      ----          ----      ------      ----
         Interest Income, net    $   270        (1)    $  272         $  534          2      $  525
         Income Tax Provision      1,992        86      1,071          3,834        172       1,408

     Interest income, net includes interest income, interest expense, bank charges and foreign currency transaction gains or losses.

     The increase in the income tax provision is solely attributable to increased net income before taxes in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1997, the Company had $21.9 million in cash and cash equivalents, which represents the Company's principal source of liquidity. The Company had working capital of approximately $50.2 million. Effective September 30, 1996, the Company entered into a $10.0 million line of credit with a bank. The Company has not drawn any funds under this line of credit. Net cash provided by operating activities for the six months ended June 30, 1997 was $3.3 million as compared with $2.4 million for the six months ended June 30, 1996.

     Capital expenditures were $2.7 million in the six months ended June 30, 1997 and $3.4 million for the six months ended June 30, 1996. The decrease is primarily attributable to two parcels of land for future expansion being purchased in the six months ended June 30, 1996, offset by capital expenditures for the six months ended June 30, 1997 composed of the purchase of an additional parcel of land for future expansion and construction in progress for a new engineering design center which the Company plans to occupy in January 1998. The Company signed a long term lease on the new design center in the second quarter.

     The Company believes that existing cash and cash equivalents and cash from operations will be sufficient to fund its operations for at least the next 12 months.

                                     PART II
                                OTHER INFORMATION


Item 2   Changes in Securities

         On April 25, 1997, the Company issued 166,667 shares of Common Stock to Intel Corporation pursuant to a cashless exercise of warrants at an effective exercise price of $13.50 a share, or an aggregate of $2,250,005. The warrants were issued in 1996 in connection with the Company's acquisition of assets of Intel corporation dedicated to Multibus. The issuance of shares pursuant to the warrant exercise was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) therof.

Item 4   Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting on May 20, 1997, the holders of the Company's outstanding Common Stock took the actions described below. At the Annual Meeting 7,560,377 shares of Common Stock were issued and outstanding and entitled to vote.

         1. The shareholders elected each of Dr. Glenford J. Myers, James F. Dalton, Richard J. Faubert, C. Scott Gibson, Jean-Claude Peterschmitt and Dr. William W. Lattin to the company's Board of Directors, by the votes indicated below, to serve for the ensuing year.

         Dr. Glenford J. Myers
         ---------------------

                  5,835,007    shares in favor
                     45,023    shares against or withheld
                          0    abstentions
                          0    broker nonvotes

         James F. Dalton
         ---------------

                  5,827,472    shares in favor
                     52,558    shares against or withheld
                          0    abstentions
                          0    broker nonvotes

         Richard J. Faubert
         ------------------

                  5,289,690    shares in favor
                    590,340    shares against or withheld
                          0    abstentions
                          0    broker nonvotes

         C. Scott Gibson
         ---------------

                  5,834,707    shares in favor
                     45,323    shares against or withheld
                          0    abstentions
                          0    broker nonvotes

         Jean-Claude Peterschmitt
         ------------------------

                  5,122,890    shares in favor
                    757,140    shares against or withheld
                          0    abstentions
                          0    broker nonvotes

         Dr. William W. Lattin
         ---------------------

                  5,834,807    shares in favor
                     45,223    shares against or withheld
                          0    abstentions
                          0    broker nonvotes

         2. The shareholders adopted, by the vote indicated below, an amendment to the Company's 1995 Stock Incentive Plan increasing the number of shares reserved for issuance from 1,000,000 to 1,500,000 shares.

                  3,832,894    shares in favor
                    291,509    shares against or withheld
                     16,670    abstentions
                  1,738,957    broker nonvotes

         3. The shareholders adopted, by the vote indicated, below, an amendment to the Company's Second Restated Articles of Incorporation increasing the number of shares of authorized Common Stock to 50,000,000 shares.

                  4,624,324    shares in favor
                  1,240,980    shares against or withheld
                     14,726    abstentions
                          0    broker nonvotes


Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

                3      Amendment to Second Restated Articles of Incorporation

               10.1    Dawson Creek II Lease

               10.2    1995 Stock Incentive Plan, as amended

               27      Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    RADISYS CORPORATION


                                    BRIAN V. TURNER
                                    -----------------------------------------
Date: August 11, 1997               Brian V. Turner
                                    Vice President of Finance and Administration and Chief Financial Officer
                                    (Principal Financial Officer)

                                  EXHIBIT INDEX


   Exhibit No.                   Description
   -----------                   -----------


       3          Amendment to Second Restated Articles of Incorporation

      10.1        Dawson Creek II Lease

      10.2        1995 Stock Incentive Plan, as amended

      27          Financial Data Schedule