Form 10-Q
period 1997-09-30
RADISYS CORP
filed 1997-11-12
CIK 873044

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997 or

( ) Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _________ to ________.

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


                               Yes __X__ No _____


         Number of shares of common stock outstanding as of October 31,
                              1997 was 7,872,639.

                               RADISYS CORPORATION

                          PART I. FINANCIAL INFORMATION


                                                                        Page No.

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheet - September 30, 1997
          and December 31, 1996                                            3

          Consolidated Statement of Operations - Three months
          ended September 30, 1997 and 1996, and nine months
          ended September 30, 1997 and 1996.                               4

          Consolidated Statement of Changes In Shareholders'
          Equity - December 31, 1994 through September 30, 1997            5

          Consolidated Statement of Cash Flows - Nine months
          ended September 30, 1997 and 1996                                6

          Notes to Consolidated Financial Statements                       7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              9



                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                               12

Item 6.   Exhibits                                                        12

Signatures                                                                13

                               RadiSys Corporation
                           Consolidated Balance Sheet
                      (in thousands, except share amounts)


                                     ASSETS

                                                                  September 30,            December 31,
                                                                      1997                     1996
                                                                  -------------           -------------
                                                                  (unaudited)
Current assets
          Cash and cash equivalents                               $     23,417            $     24,626
          Accounts receivable                                           26,077                  20,265
          Other receivables                                                774                   3,396
          Inventories                                                   20,768                  17,834
          Other current assets                                           1,612                     742
          Deferred income taxes                                          1,424                   1,794
                                                                  -------------           -------------

             Total current assets                                       74,072                  68,657
Equipment, net of accumulated depreciation of
   $7,276 and $5,208                                                    12,571                  11,171
Other Assets                                                             4,786                     425
                                                                  -------------           -------------

                                                                  $     91,429            $     80,253
                                                                  =============           =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
          Accounts payable                                        $     11,583            $     11,461
          Income taxes payable                                           3,006                   2,996
          Accrued wages and bonuses                                      2,386                   2,230
          Accrued warranty costs                                           458                   1,227
          Accrued sales discounts                                          743                   1,360
          Other accrued liabilities                                      1,174                   2,139
          Note payable                                                                           1,200
          Current portion of capital lease obligation                      214                     214
                                                                  -------------           -------------

             Total current liabilities                                  19,564                  22,827
                                                                  -------------           -------------

Obligations under capital lease                                            462                     648
                                                                  -------------           -------------

             Total liabilities                                          20,026                  23,475
                                                                  -------------           -------------

Commitments and contingent liabilities
Shareholders' equity
          Common stock, 50,000,000 shares
             authorized, 7,784,907 and 7,388,410 shares
             issued and outstanding                                     49,414                  45,061
          Warrants                                                                               1,200
          Cumulative translation adjustment                                 (4)                   (329)
          Retained earnings                                             21,993                  10,846
                                                                  -------------           -------------

             Total shareholders' equity                                 71,403                  56,778
                                                                  -------------           -------------

                                                                  $     91,429            $     80,253
                                                                  =============           =============


          See accompanying notes to consolidated financial statements

                               RadiSys Corporation
                      Consolidated Statement of Operations
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                       Three Months Ended                          Nine Months Ended
                                                   Sept 30,             Sept 30,              Sept 30,             Sept 30,
                                                     1997                 1996                  1997                 1996
                                                ------------         ------------           ------------         -----------
Revenues                                        $     31,594         $     22,459           $     89,220         $     53,558
Cost of sales                                         18,875               12,006                 52,935               31,372
                                                ------------         ------------           ------------         ------------

Gross profit                                          12,719               10,453                 36,285               22,186

Research and development                               2,953                2,030                  8,502                5,666
Selling, general and administrative                    3,812                3,513                 11,407                8,180
                                                ------------         ------------           ------------         ------------

Income from operations                                 5,954                4,910                 16,376                8,340

Interest income (expense), net                           238                  288                    772                  812
                                                ------------         ------------           ------------         ------------

Income before income tax provision                     6,192                5,198                 17,148                9,152
Income tax provision                                   2,167                1,819                  6,001                3,228
                                                ------------         ------------           ------------         ------------

Net income                                      $      4,025         $      3,379           $     11,147         $      5,924
                                                ============         ============           ============         ============

Net income per share                            $       0.49         $       0.43           $       1.37         $       0.83
                                                ============         ============           ============         ============

Weighted average number of common and
   common equivalent shares outstanding                8,297                7,819                  8,148                7,175
                                                ============         ============           ============         ============


          See accompanying notes to consolidated financial statements

                               RadiSys Corporation
            Consolidated Statement of Changes in Shareholders' Equity
                      (in thousands, except share amounts)


                                                          Preferred stock
                                  --------------------------------------------------------------
                                       Series A              Series B               Series C           Common stock
                                  -----------------    ------------------    -------------------    ------------------
                                    Shares   Amount       Shares   Amount       Shares    Amount       Shares   Amount    Warrants
                                  --------   ------    ---------   ------    ---------   -------    ---------  -------    --------
Balances, December 31, 1994        355,556    1,500    1,820,988    4,917    2,159,504     2,973    1,482,200      475

Exercise of common stock options                                                                       58,524      106

Issuance of common stock                                                                            2,175,000   23,656

Conversion of preferred stock     (355,556)  (1,500)  (1,820,988)  (4,917)  (2,159,504)   (2,973)   2,298,985    9,390

Translation adjustment

Net income for the year
                                  --------   ------    ---------   ------    ---------   -------    ---------  -------    --------

Balances, December 31, 1995                                                                         6,014,709   33,627

Exercise of common stock options                                                                       73,701      365

Tax effect of options exercised                                                                                    569

Translation adjustment

Stock issued for acquisition                                                                        1,300,000   10,500

Warrants issued for acquisition                                                                                              1,200

Net income for the period
                                  --------   ------    ---------   ------    ---------   -------    ---------  -------    --------

Balances, December 31, 1996                                                                         7,388,410   45,061       1,200

Exercise of warrants                                                                                  166,667    1,200      (1,200)

Exercise of common stock options                                                                      146,330      744

Translation adjustment

Stock issued for acquisition                                                                           83,500    2,409

Net income for the period
                                  --------   ------    ---------   ------    ---------   -------    ---------  -------    --------

Balances, September 30, 1997                 $                     $                     $          7,784,907  $49,414           0
                                  ========   ======    =========   ======    =========   =======    =========  =======    ========


          See accompanying notes to consolidated financial statements

                                       5A

                               RadiSys Corporation
            Consolidated Statement of Changes in Shareholders' Equity
                      (in thousands, except share amounts)
                                   Page 2 of 2


                                              Cumulative   Retained
                                             translation  (deficit)
                                              adjustment   earnings    Total
                                              ----------   --------   ------
Balances, December 31, 1994                                    (216)   9,649

Exercise of common stock options                                         106

Issuance of common stock                                              23,656

Conversion of preferred stock

Translation adjustment                              (108)               (108)

Net income for the year                                       1,516    1,516
                                              ----------   --------   ------

Balances, December 31, 1995                         (108)     1,300   34,819

Exercise of common stock options                                         365

Tax effect of options exercised                                          569

Translation adjustment                              (221)               (221)

Stock issued for acquisition                                          10,500

Warrants issued for acquisition                                        1,200

Net income for the period                                     9,546    9,546
                                              ----------   --------   ------

Balances, December 31, 1996                         (329)    10,846   56,778

Exercise of warrants

Exercise of common stock options                                         744

Translation adjustment                               325                 325

Stock issued for acquisition                                           2,409

Net income for the period                                    11,147   11,147
                                              ----------   --------   ------

Balances, September 30, 1997                  $       (4)  $ 21,993  $71,403
                                              ==========   ========  =======


           See accompanying notes to consolidated financial statements

                                       5B

                               RadiSys Corporation
                      Consolidated Statement of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                                  Nine Months Ended
                                                                                            September 30,    September 30,
                                                                                               1997              1996
                                                                                           -------------     -------------
Cash flows from operating activities:
    Net Income                                                                             $      11,147     $       5,924
    Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization                                                               2,590             1,339
       Deferred income taxes                                                                         370              (527)
       Net changes in current assets and current liabilities:
         (Increase) decrease in accounts receivable                                               (5,272)           (8,175)
         (Increase) decrease in other receivables                                                  2,622                24
         (Increase) decrease in inventories                                                       (2,320)             (112)
         (Increase) decrease in other current assets                                              (1,070)              (28)
         Increase (decrease) in accounts payable                                                      10             3,578
         Increase (decrease) in income tax payable                                                    10             2,770
         Increase (decrease) in accrued wages and bonuses                                             62               814
         Increase (decrease) in accrued warranty costs                                              (780)              795
         Increase (decrease) in accrued sales discounts                                             (617)
         Increase (decrease) in other accrued liabilities                                         (1,301)            3,618
                                                                                           -------------     -------------

       Net cash provided by operating activities                                                   5,451            10,020
                                                                                           -------------     -------------

Cash flows from investing activities:
    Decrease in short term investments                                                                              10,922
    Business acquisitions                                                                         (1,060)
    Capital expenditures                                                                          (3,502)           (5,132)
    Capitalized software production costs and other assets                                          (449)              118
                                                                                           -------------     -------------

       Net cash provided by (used for) investing activities                                       (5,011)            5,908
                                                                                           -------------     -------------

Cash flows from financing activities:
    Cash proceeds from issuance of common stock, net                                                 744               274
    Payment on notes payable                                                                      (2,532)
    Payments on capital lease obligation                                                            (186)             (149)
                                                                                           -------------     -------------

       Net cash provided by (used for) financing activities                                       (1,974)              125
                                                                                           -------------     -------------

Effect of exchange rate changes on cash                                                              325                99
                                                                                           -------------     -------------

Net increase (decrease) in cash and cash equivalents                                              (1,209)           16,152
Cash and cash equivalents, beginning of period                                                    24,626            10,236
                                                                                           -------------     -------------

Cash and cash equivalents, end of period                                                   $      23,417     $      26,388
                                                                                           =============     =============


           See accompanying notes to consolidated financial statements

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

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This statement requires entities to report changes in equity that result from transactions and economic events other than those with shareholders. This statement is effective for fiscal years beginning after December 15, 1997, at which time it will be adopted by the Company. Management expects that the adoption of this pronouncement will have no effect on reported earnings. The Company's comprehensive income component will consist only of the SFAS 52 cumulative translation adjustment, already included in the statement of shareholders' equity.

     In June 1997, the Financial Accounting Standards Board issue SFAS No. 131, "Disclosures about Segments of an Enterprise and Related information". The objective of the standard is to provide information abut the different types of business activities in which an enterprise engages and the different economic environments in which it operates. This pronouncement will be adopted by the company for fiscal 1998, as required by the statement. This statement will have no impact on reported earnings and management expects that it will not have a significant impact on disclosure requirements as the company operates in one segment.


2.   Accounts Receivable

     Trade accounts receivable are net of an allowance for doubtful accounts of $674 and $706 at September 30, 1997 and December 31, 1996, respectively. The Company's customers are concentrated in the technology industry.

3.   Inventories

     Inventories consist of the following:


                                                  Sept 30,           Dec 31,
                                                     1997              1996
                                             ------------      ------------
           Raw Materials                     $     13,297      $     12,555
           Work in Process                          2,830             3,538
           Finished Goods                           4,641             1,741
                                             ------------      ------------
                                             $     20,768      $     17,834
                                             ============      ============


4.   Property and Equipment

     Property and equipment consists of the following:


                                                  Sept 30,           Dec 31,
                                                     1997              1996
                                             ------------      ------------
           Land                              $      2,065      $      1,230
           Manufacturing Equipment                  9,466             8,472
           Office Equipment                         6,513             5,548
           Leasehold Improvements                   1,803             1,129
                                                   19,847            16,379

           Less:  Accum. Depr.                      7,276             5,208
                                             ------------      ------------
                                             $     12,571      $     11,171
                                             ============      ============

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     Total revenue was $31.6 million for the three months ended September 30, 1997 compared to $22.5 million for the three months ended September 30, 1996, and $89.2 million for the nine months ended September 30, 1997 compared to $53.6 million for the nine months ended September 30, 1996. Net income was $4.0 million for the three months ended September 30, 1997 compared to $3.4 million for the three months ended September 30, 1996, and $11.1 million for the nine months ended September 30, 1997 compared to $5.9 million for the nine months ended September 30, 1996.

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

     On April 29, 1996, the Company purchased substantially all of the assets of Intel Corporation ("Intel") that were dedicated to the design, manufacture and sale of all standard and custom Multibus I and Multibus II products ("Multibus") (collectively the "Acquisition"). In addition, pursuant to the terms of the Acquisition, Intel licensed certain Intel software to the Company. On February 18, 1997, the Company purchased substantially all of the assets of Sonitech International, Inc., a provider of digital signal processing hardware and software solutions for embedded applications. Both acquisitions were accounted for using the purchase method. The results of operations for these acquisitions have been included in the financial statements since the dates of the acquisition.

REVENUES

                               Three Months Ended                           Nine Months Ended
                         -------------------------------             -------------------------------
                         (in thousands except % amounts)             (in thousands except % amounts)
                         Sept 30,       %      Sept 30,              Sept 30,       %      Sept 30,
                           1997      Change      1996                  1997      Change      1996
                           ----      ------      ----                  ----      ------      ----
         Revenues        $31,594       41       $22,459               $89,220      67      $53,558

     The increases in revenues for the three months ended September 30, 1997 compared to the three months ended September 30, 1996 resulted primarily from new design wins ramping into production and volume increases in OEM sales. The increase in revenues for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 resulted primarily from the inclusion of the Multibus acquisition for all of 1997 compared with only five of the nine months of 1996, new design wins ramping into production and volume increases in OEM sales.

COST OF GOODS SOLD

                                        Three Months Ended                        Nine Months Ended
                                  -------------------------------          -------------------------------
                                  (in thousands except % amounts)          (in thousands except % amounts)
                                  Sept 30,       %      Sept 30,           Sept 30,       %      Sept 30,
                                    1997      Change      1996               1997      Change      1996
                                    ----      ------      ----               ----      ------      ----
         Cost of Goods Sold        $18,875      57       $12,006            $52,935      69      $31,372
         As a % of total revenue     60%                    54%                59%                  59%

     The increase in cost of goods sold as a percentage of revenues for the three months ended September 30, 1997 compared to the three months ended September 30, 1996 is primarily the result of nonrecurring royalty revenues paid in the third quarter of 1996 by Intel to RadiSys for backlog retained by Intel in connection with its sale of Multibus to RadiSys and lower margin new design wins ramping into production. As a percentage of revenues, total cost of goods sold remained stable for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 primarily as a result of component pricing and the mix of products sold through distributors versus direct sales, offset by lower margin new design wins ramping into production and product mix.


RESEARCH AND DEVELOPMENT

                                          Three Months Ended                    Nine Months Ended
                                    -------------------------------      -------------------------------
                                    (in thousands except % amounts)      (in thousands except % amounts)
                                         Sept 30,   Sept 30,                    Sept 30,   Sept 30,
                                           1997       1996                        1997       1996
                                           ----       ----                        ----       ----
         Research and Development         $2,953     $2,030                      $8,502     $5,666
         As a % of total revenue             9%         9%                         10%        11%

     The dollar increases in research and development expenses were primarily the result of increased investment in new product development and costs of enhancements to existing products. The Company continues to invest in new design wins for OEM customers and the dollar increases reflect steady increases in the number of employees working in research and development.

SELLING, GENERAL AND ADMINISTRATIVE

                                          Three Months Ended                    Nine Months Ended
                                    -------------------------------      -------------------------------
                                    (in thousands except % amounts)      (in thousands except % amounts)
                                         Sept 30,   Sept 30,                    Sept 30,   Sept 30,
                                           1997       1996                        1997       1996
                                           ----       ----                        ----       ----
         Selling, General & Admin.        $3,812     $3,513                     $11,407     $8,180
         As a % of total revenue            12%        16%                         13%        15%

     Selling, general and administrative expenses have increased in dollar amount in the three and nine months ended September 30, 1997 compared to the three and nine months ended September 30, 1996, primarily as a result of increased personnel, facilities and travel costs to support higher levels of sales. The decreases as a percentage of revenues in these periods compared to the same periods in 1996 were primarily the result of operating efficiencies achieved by spreading fixed costs over a larger revenue base.

INTEREST INCOME, NET AND INCOME TAX PROVISION

                                        Three Months Ended                   Nine Months Ended
                                  -------------------------------     -------------------------------
                                  (in thousands except % amounts)     (in thousands except % amounts)
                                  Sept 30,       %      Sept 30,      Sept 30,       %      Sept 30,
                                    1997      Change      1996          1997      Change      1996
                                    ----      ------      ----          ----      ------      ----
         Interest Income, net     $  238       (17)      $  288        $  772      (5)      $  812
         Income Tax Provision      2,167        19        1,819         6,001      86        3,228

     Interest income, net includes interest income, interest expense, bank charges and foreign currency transaction gains or losses.

     The increase in the income tax provision is solely attributable to increased net income before taxes in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1997, the Company had $23.4 million in cash and cash equivalents, which represents the Company's principal source of liquidity. At September 30, 1997, the Company had working capital of approximately $54.5 million. Effective October, 1997, the Company renewed a $10.0 million line of credit with a bank. The Company has not drawn any funds under this line of credit. Net cash provided by operating activities for the nine months ended September 30, 1997 was $5.5 million as compared with $10.0 million for the nine months ended September 30, 1996.

     Capital expenditures were $3.5 million in the nine months ended September 30, 1997 and $5.1 million for the nine months ended September 30, 1996. The decrease is primarily attributable to two parcels of land for future expansion being purchased in the nine months ended September 30, 1996, partially offset by capital expenditures for the nine months ended September 30, 1997 composed of the purchase of an additional parcel of land for future expansion, the relocation of the Company's Boston office into a larger facility, and construction in progress for a new engineering design center which the Company plans to occupy in January 1998. The Company signed a long term lease on the new design center in the second quarter of 1997.

     The Company believes that existing cash and cash equivalents and cash from operations will be sufficient to fund its operations for at least the next 12 months.

                                     PART II
                                OTHER INFORMATION


Item 1.                         LEGAL PROCEEDINGS

     In August 1997, the Company settled a lawsuit that had been filed in July 1996 by a former officer of the Company alleging wrongful termination. (Taylor vs. RadiSys Corporation, et al., in the Circuit Court of the State of Oregon in Washington County.) The settlement was not material to the Company's financial position or results of operations.


Item 6.                             EXHIBITS

     27   Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    RADISYS CORPORATION


                                    BRIAN V. TURNER
                                    --------------------------------------------
Date: November 12, 1997             Brian V. Turner
                                    Vice President of Finance and Administration and Chief Financial Officer
                                    (Principal Financial Officer)

                                  EXHIBIT INDEX


     Exhibit        No. Description
     -------        ---------------

       27           Financial Data Schedule