Form 10-K
period 1997-12-31
RADISYS CORP
filed 1998-03-31
CIK 873044

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. ( )

Aggregate market value of the voting stock held by non-affiliates of the Registrant at March 20, 1998: $190,595,000. For purposes of the calculation executive officers, directors and holders of 10% or more of the outstanding Common Stock are considered affiliates.

Number of shares of Common Stock outstanding as of March 20, 1998 are 7,858,383.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                 Part of Form 10-K into
              Document                             which Incorporated
      --------------------------------           ----------------------
      Proxy Statement for 1998
        Annual Meeting of Shareholders                  Part III

                               RADISYS CORPORATION

                                    FORM 10-K

TABLE OF CONTENTS                                (To be updated upon completion)

Part I

   Item 1     Business                                                         3
   Item 2     Properties                                                       8
   Item 3     Legal Proceedings                                                9
   Item 4     Submission of Matters to a Vote of Security Holders              9
   Item 4(a)  Executive Officers of the Registrant                             9

Part II

   Item 5     Market for the Registrant's Common Equity and
              Related Shareholder Matters                                     10
   Item 6     Selected Financial Data                                         11
   Item 7     Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                     11
   Item 8     Financial Statements and Supplementary Data                     14
   Item 9     Changes In and Disagreements With Accountants on Accounting
                and Financial Disclosure                                      14

Part III

   Item 10    Directors and Executive Officers of the Registrant              15
   Item 11    Executive Compensation                                          15
   Item 12    Security Ownership of Certain Beneficial Owners and Management  15
   Item 13    Certain Relationships and Related Transactions                  15

Part IV

   Item 14    Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                             15

Signatures                                                                    30

                                     PART I

ITEM 1. BUSINESS

RadiSys Corporation ("RadiSys" or the "Company") is a significant independent designer and manufacturer of embedded computer solutions used by original equipment manufacturers ("OEMs") for products in the manufacturing automation, telecommunications, medical devices, transportation, retail/office automation, and the test and measurement industries. Unlike general purpose computers, embedded computer solutions are incorporated into systems and equipment to provide a single or a limited number of critical system control functions and are generally integrated into larger automated systems. RadiSys' embedded computers are based upon the Intel x86 architecture and are typically capable of running PC-compatible operating systems and application software. The Company offers a broad spectrum of solutions, including application-specific embedded computer subsystems, board-level modules, software and chip-level products.


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

The embedded computer market can be segmented by annual unit volume. At unit volumes of above about 50,000 units per year, OEMs generally decide to produce their own solutions. At low unit volumes of less than 500 units per year, where customized requirements such as space, cost, functionality and power usually cannot be met efficiently by OEMs, such OEMs typically use off-the-shelf catalog bus/board products. In the intermediate segment (between 500 and 50,000 units per year), unit volumes are sufficient to support a significant design effort but are not large enough to take advantage of very high volume manufacturing channels or to support custom semiconductor designs. Industry applications contained within this intermediate segment of the market include manufacturing automation equipment, telecommunications equipment, medical devices, transportation systems, retail automation equipment and test and measurement equipment. Based on industry sources, the Company believes sales of embedded computer solutions into the intermediate segment of the embedded computer market represented over two-thirds of dollar sales in the total embedded computer market in 1997.

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

Focus on the High Volume OEM Market. The Company is targeting the segment of the embedded computer market where product volumes typically range from 1,000 to 50,000 units annually. The Company believes this segment includes the largest number of OEM products requiring embedded computer solutions, and that sales of embedded computer solutions into this market segment represent over two-thirds of the aggregate dollar volume of annual embedded computer product sales. The Company also believes that the need for complex, customer-specific embedded computers within this segment typically requires considerable design and manufacturing expertise, which are the Company's core strengths and the combination of which are frequently unavailable from traditional design and manufacturing sources.

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

Provide Broad Set of Technical Solutions to Meet Customer-Specific Needs. The Company provides a high degree of design, product, and manufacturing flexibility to address the needs of its customers for customized solutions in a wide range of applications. The Company provides products with a variety of physical form factors and levels of integration, from application-specific embedded computer subsystems to board-level modules to chip-level products. The Company also offers a broad range of custom solutions and maintains a large and expanding library of designs, containing specifications, logic designs, firmware, device driver software, real time extension software, test specifications, DSP algorithms and manufacturing rules. The Company believes that its broad range of solutions is critical to its ability to find the solution that best fits its customers' technical and business needs.

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

Integration. The level of integration of the Company's products ranges from complete solutions in the form of application-specific embedded computer subsystems to board-level modules to chip-level products to software. The

Company provides its customers with alternative solutions at each of these three levels based on the customers' needs, and uses products developed at lower levels of integration as components of more highly integrated designs.

Application-specific embedded computers are subsystems designed to function without additional configuration by the OEM. These subsystems can be specific integrated configurations of standard products, semi-custom products, or highly integrated single-board-solutions. Application-specific embedded computers generally range in price from $500 to $4,000. The Company has over 100 application-specific embedded computers in production.

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

Chip-level products, like modules, are used as components for higher levels of integration and as products for direct sale to customers who build their own board-level solutions. RadiSys has introduced three companion chips, supporting Intel's family of long-lived embedded processors. The RadiSys R300EX and R380EX embedded system controllers support the Intel386 EX(TM) embedded processor, which is a highly integrated version of the standard Intel386 developed specifically for embedded design. The RadiSys R400EX supports the Intel486(TM) family of embedded processors, including SX, DX2, and DX4 versions as well as Intel's ultra-low power 486. Intel continues to make specific versions of the Intel 486 available to the embedded market because of its wide acceptance in embedded designs. The Company's companion chips make product designs with the Intel386 EX and the family of Intel 486 processors easier, smaller, and less expensive by integrating design features essential to embedded designers such as integrated real time clock, watch-dog-timer, IDE disk controllers, serial ports, and chip selects, in addition to traditional companion chip features such as memory control, I/O chip interfacing, and timing control, all in a single integrated device.

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

Form Factors and Standards. The form factors and standards of the Company's products represent a large set of product parameters that characterize specific product and customer needs. The Company has expertise across a broad range of form factors, microprocessors, software environments and communication standards including, but not limited to, cPCI, EMC, PC/104, ISA bus, PCI bus, PCMCIA, SBC, VME bus, VXI bus and Multibus.

Software. In June 1997 the Company introduced INtime which extends Microsoft Windows NT with real-time capabilities for use by OEMs in the embedded market. "Real-time" is the term typically used to describe those applications on the upper end of embedded applications that require system response times in the sub-millisecond range.

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

The Company markets its products primarily in North America, Western Europe and Japan. In 1997, the Company had no customer whose sales exceeded 10% of total revenues; the top 25 customers accounted for approximately 65% of 1997 sales. In North America, products are sold principally by a direct sales force. The Company has U.S. regional offices in Philadelphia and San Jose. Each region has a regional sales manager, and four to six sales and applications engineers. The field sales force is supported by approximately 24 factory-based applications engineers, product marketing personnel and sales support personnel. In addition, the Company's management plays a key role in the Company's marketing and selling efforts.

In Japan, the Company sells its products through a wholly owned Japanese subsidiary, RadiSys K.K., that markets the Company's products directly and through several distributors in Japan. In Europe, the Company sells its products through wholly owned subsidiaries in the United Kingdom, RadiSys UK Ltd., and RadiSys International, and through approximately 23 distributors throughout Europe. RadiSys has regional sales offices in Swindon, United Kingdom; Munich, Germany; Paris, France and Eindhoven, Netherlands. In 1995, 1996 and 1997, international sales represented approximately 17%, 27% and 30%, respectively, of revenues. Substantially all of the Company's international sales are denominated in U.S. dollars.

The Company has established distributor relationships with Anthem, Arrow/Schweber Electronics, Pioneer-Standard Electronics, Inc., and Wyle Electronics in North America and approximately 26 distributors in Europe to market the Company's chip-level and Multibus products.


Research, Development and Engineering

The Company believes its research, development and engineering expertise represents an important competitive advantage. The Company's research, development and engineering staff at December 31, 1997 consisted of 112 engineers and technicians.

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

The embedded computer market is subject to rapid technological development, product innovation and competitive pressures. Consequently, the Company has invested and will continue to invest resources in the research and development of (i) building blocks such as embedded modules, platforms, chips and low-level firmware, (ii) application-specific embedded computers for specific customers and (iii) design processes and tools. In 1995, 1996 and 1997, the Company invested $3.3 million, $8.2 million and $11.7 million, respectively, on research and development.


Manufacturing

The Company currently manufactures most of the board-level and system-level products it sells. The Company builds its products in a highly automated ISO9001 certified manufacturing plant at its headquarters in Hillsboro, Oregon. This plant encompasses surface-mount technology ("SMT") board assembly, test, mechanical assembly and system assembly and test. ISO9001 certification is the international designation, developed by the International Organization of Standardization, a pan-governmental agency, for demonstrating that the Company's systems support the design and production of products of consistently high quality.

The Company has four automated lines for SMT board assembly, which are based on equipment purchased primarily from Universal Instruments. Aggregate production capacity exceeds 18,000 ultra-fine-pitch SMT boards per month. The Company estimates that, as currently configured, the four lines have sufficient capacity on multiple-shift operation to handle planned demand well into 1998. Each of the lines is modular and thus readily expandable by adding additional inline equipment.

Because the products into which embedded computers are integrated typically have long life cycles, dynamic stress testing of embedded computer products must be particularly exacting to ensure the reliability of such products. The Company believes its test processes represent a significant competitive advantage in this area. The Company uses a variety of commercial and proprietary test processes including highly accelerated life testing, highly accelerated stress screening, bed-of-nails, in-circuit and functional test equipment. The highly accelerated stress screening process detects early lifetime failures by subjecting products to a series of cycles of rapid temperature change, and random mechanical vibration while the products are running a self-test program and are being monitored. The Company has equipment to perform temperature, humidity, and vibration analysis of products.

The Company relies on external suppliers for bare printed-circuit board fabrication, machine-inserted throughole circuit boards, semiconductor components, mechanical assemblies, and semiconductor foundry services. Although many of the raw materials and much of the equipment used in the Company's manufacturing operation are available from a number of alternate sources, certain of these components are obtained from a single supplier or a limited number of suppliers. The Company is dependent on third parties for a continuing supply of the components it uses in the manufacture of its products. For example, the Company is dependent solely on Intel for the supply of microprocessors and other components and depends on Maxim Integrated Products, Inc. and Cirrus Logic, Inc. as sole source suppliers for other components, for some of which the Company would encounter difficulty in locating alternative sources of supply.

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


Backlog

As of December 31, 1997, the Company's backlog was approximately $38.7 million, as compared to $33.6 million as of December 31, 1996. The Company includes in its backlog all purchase orders scheduled for delivery within twelve months, although a majority of the backlog is typically scheduled for delivery within 90 days.


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


Employees

As of December 31, 1997, the Company had 511 employees, of which 413 were regular employees and 98 were agency temporary employees or contractors. The Company is not subject to any collective bargaining agreement, has never been subject to a work stoppage, and believes that its relations with employees are good.


Forward Looking Statements

Except for the historical statements and information, this Annual Report on Form 10-K contains, and from time to time the Company may issue, forward looking statements that involve a number of risks and uncertainties. The following are among the factors that could cause actual results to differ materially from the forward looking statements: business conditions and growth in the electronics industry and general economies, both domestic and international; uncertainty of market development; dependence on a limited number of OEM customers; dependence on limited or sole source suppliers; dependence on the relationship with Intel; dependence on Intel's support of the embedded computer market; lower than expected customer orders; competitive factors, including increased competition, new product offerings by competitors and price pressures; the availability of parts and components at reasonable prices; changes in product mix; dependence on proprietary technology; technological difficulties and resource constraints encountered in developing new products; and product shipment interruptions due to manufacturing difficulties. See Items 7 and 14 of this report. The forward looking statements contained in this Annual Report on Form 10-K regarding industry trends, product development and introductions, and liquidity and future business activities should be considered in light of these factors.


ITEM  2. PROPERTIES

The Company leases an aggregate of approximately 130,000 square feet of office and manufacturing space in two buildings in Hillsboro, Oregon, 13,000 square feet of office space in Newton, Massachusetts and 20,000 square feet of office space in Beaverton, Oregon. The Company also leases four small sales offices in the U.S. and one each in Swindon,

United Kingdom, Toyko, Japan, Eindhoven, the Netherlands, Paris, France and Munich, Germany. Total lease costs of all these facilities are approximately $2.0 million per year, plus certain building operating expenses.


ITEM  3. LEGAL PROCEEDINGS

The Company has no material litigation currently pending.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM  4(a)        EXECUTIVE OFFICERS OF THE REGISTRANT

As of February 28, 1998, the names, ages and positions held by the directors and executive officers of the Company were as follows:

            Name                 Age              Position with the Company
            ----                 ---              -------------------------
     Dr. Glenford J. Myers       51      Chairman of the Board,
                                         President and Chief Executive Officer
     Ronald A. Dilbeck           44      Vice President and General Manager,
                                         Automation and Control Division
     Arif Kareem                 45      Vice President and General Manager,
                                         Telecommunications Division
     John Sonneborn              40      Vice President of Manufacturing
     Brian V. Turner             38      Vice President of Finance and Administration
                                         and Chief Financial Officer
     Stephen J. Verleye          42      Vice President and General Manager,
                                         Commercial Equipment Division
     John D. Watkins             49      Executive Vice President of Worldwide Sales

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

Ronald A. Dilbeck joined the Company in May 1996 as its Vice President and General Manager, Automation and Control Division (ACD). From 1994 to 1996, Mr. Dilbeck was President and Chief Executive Officer of nCUBE, Inc. From 1983 to 1994, he held various engineering management positions, the most recent being Director of Integration Services. Mr. Dilbeck holds an M.S.E.E. from Washington State University and B.S.E.E. and B.S. Mathematics from Oregon State University.

Arif Kareem joined the Company in July 1997 as Vice President, Telecom Business Unit, and was appointed Vice President and General Manager, Telecommunications Division in October 1997. From 1980 to 1997 Mr. Kareem held various engineering and marketing management roles at Tektronix, Inc. before serving as General Manager of Tektronix's Telecom Product Line, and subsequently General Manager of the Communications Test Business Unit. His most recent role at Tektronix was as Director of Strategic Marketing for the Measurement Division. Mr. Kareem holds a BSEE and an MSEE from Lehigh Universtiy, and an MBA from the University of Oregon.

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

Stephen J. Verleye joined the Company in September 1993 as Vice President of Marketing, and subsequently served as the Company's Vice President of Business Development. Mr. Verleye was appointed Vice President and General Manager, Commercial Equipment Division, in May 1996. From 1986 to 1993, Mr. Verleye held various marketing management roles at Sequent Computer Systems, Inc., the most recent being Director of Product Marketing. From 1977 to 1986, Mr. Verleye held various sales and marketing roles at Intel. Mr. Verleye holds a B.S.E.E. from the University of Notre Dame.

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

                                               High             Low
                                               ----             ---
         1996
             First Quarter                   $18 1/2          $ 9
             Second Quarter                  $37              $15
             Third Quarter                   $51 1/8          $20
             Fourth Quarter                  $74 1/2          $38 3/4

         1997
             First Quarter                   $66 1/2          $23 1/4
             Second Quarter                  $42 1/2          $27 3/4
             Third Quarter                   $54 3/4          $34
             Fourth Quarter                  $48 1/4          $36 1/4


On March 20, 1998, the last reported sale price of the Common Stock on the Nasdaq National Market was $36.50.

The Company has never paid any cash dividends on its Common Stock and does not expect to declare cash dividends on the Common Stock in the foreseeable future. The Company's current policy is to retain all of its earnings to finance future growth.

As of March 20, 1998, there were approximately 115 holders of record of the Company's Common Stock. The Company believes that the number of beneficial owners is substantially greater than the number of record holders because a large portion of the Company's outstanding Common Stock is held of record in broker "street names" for the benefit of individual investors.


ITEM  6. SELECTED FINANCIAL DATA

(In thousands, except per share data)                                  Year Ended December 31,
                                                        1993         1994         1995        1996         1997
                                                        ----         ----         ----        ----         ----
Consolidated Statement of Operations Data:
         Revenues                                    $15,351      $20,241      $35,025     $81,043     $125,442
         Gross profit                                  5,938        8,336       12,033      33,655       50,133
         Income from operations                          663        1,334        2,018      13,603       22,632
         Net income                                      767        1,365        1,516       9,546       15,425
         Net income per share (diluted)                 0.20         0.35         0.35        1.30         1.93
         Weighted average shares outstanding           3,823        3,884        4,355       7,362        8,003

Consolidated Balance Sheet Data:
         Working Capital                             $ 6,804      $ 7,917      $31,808     $45,830     $ 58,808
         Total Assets                                  9,712       12,367       39,112      80,253       94,943
         Long term obligations, excluding                                          884         648          399
         current portion
         Total shareholders' equity                    8,126        9,649       34,819      56,778       75,882


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Total revenue was $125.4 million for 1997, compared to $81.0 million for 1996. Net income was $15.4 million for 1997, an increase of 62% from $9.5 million for 1996. Revenues and net income increased primarily due to higher revenues from design wins ramping into production during 1997 and the effect of acquisitions.

On April 29, 1996, the Company purchased substantially all of the assets of Intel Corporation ("Intel") that were dedicated to the design, manufacture and sale of all standard and custom Multibus I and Multibus II products ("Multibus"). On February 18, 1997, the Company purchased substantially all the assets of Sonitech International, Inc., a provider of digital signal processing hardware and software solutions for embedded applications. Both acquisitions were accounted for using the purchase method. The results of operations for these acquisitions have been included in the financial statements since the dates of acquisition.

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


Results of Operations

The following table sets forth certain operating data as a percentage of revenues for the years ended December 31, 1995, 1996 and 1997.

                                                                  Year Ended December 31,
                                                           1995            1996            1997
                                                           ----            ----            ----
     Revenues                                            100.0%          100.0%          100.0%
     Cost of sales                                         65.6            58.5            60.0
                                                         ------          ------          ------


     Gross margin                                          34.4            41.5            40.0
     Research and development                               9.4            10.1             9.3
     Selling, general and administrative                   19.2            14.6            12.7
                                                         ------          ------          ------


     Income from operations                                 5.8            16.8            18.0
     Interest income, net                                   0.5             1.3             0.9
                                                         ------          ------          ------


     Income before income tax provision                     6.3            18.1            18.9
     Income tax provision                                   2.0             6.3             6.6
                                                         ------          ------          ------


     Net income                                            4.3%           11.8%           12.3%
                                                         ======          ======          ======


Years Ended December 31, 1995, 1996, and 1997

Revenues. Revenues increased 55% to $125.4 million for 1997 from $81.0 million for 1996. The increase in revenues in 1997 resulted primarily from design wins ramping into production during 1997 and reporting a full year of revenues in 1997 from the acquisition of Multibus on April 29, 1996. For 1997, sales to the Company's 25 largest customers constituted 65% of revenues, as compared to 73% and 80% for 1996 and 1995, respectively.

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

Gross Margin. Gross margin for 1997 decreased to 40.0% from 41.5% for 1996 because of lower margin design wins ramping into production. The Company's general business model is to price its products for new design wins at roughly 30-35% gross margins, because the Company believes this gross margin represents the best elasticity point to maximize design wins and long term growth. As such, the Company expects gross margins to decline gradually over time as new design wins ramp into production. Typically, products ramp into production 12 to 24 months after the design is won.

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

Research and Development. Research and development expenses increased 42% to $11.7 million for 1997 from $8.2 million for 1996, primarily as a result of increased investment in new product development. The Company continues to invest in new design wins for OEM customers and the dollar increases reflect steady increases in the number of employees working in research and development.

Research and development expenses increased 149% to $8.2 million for 1996 from $3.3 million for 1995, primarily as the result of increased investment in new product development and costs of enhancements to existing products. Also included within research and development for 1996 is $225,000 to expense in-process research and development acquired in connection with the Multibus acquisition.

Selling, General and Administrative. Selling, general and administrative expenses increased 33.5% to $15.8 million for 1997 from $11.8 million for 1996, and 76% to $11.8 million for 1996 from $6.7 million for 1995. Selling, general and administrative expense have increased primarily as a result of increased personnel, facilities, and travel, to support higher levels of sales since 1995 and to support the acquired Multibus operations in 1996. Selling, general and administrative expenses have steadily declined as a percentage of revenues to 12.7% for 1997, from 14.6% and 19.2% for 1996 and 1995, respectively, primarily as a result of operating efficiencies achieved by spreading fixed costs over a larger revenue base, offset partially by increases in costs required to expand international operations.

Interest Income, Net. Interest income, net remained stable at $1.1 million for 1997 and 1996, and increased 537% for 1996 from $0.2 for 1995. The increases for 1996 were primarily the result of interest income earned from the net proceeds of the Company's initial public offering in October 1995.

Income Tax Provision. The income tax provisions for 1995, 1996 and 1997 reflect effective income tax rates of 30.7%, 35% and 35%, respectively. The increases in the provision for income tax are primarily attributable to the exhaustion of the majority of the Company's tax loss carryforwards in 1994 and the depletion of tax credits in 1995.

Liquidity and Capital Resources

As of December 31, 1997, the Company had $24.0 million in cash and equivalents, which represents the Company's principal source of liquidity. As of December 31, 1997, the Company had working capital of approximately $58.8 million. The working capital balance increased primarily due to cash generated from operations and the increase in accounts receivable and inventories as a result of increased sales of the Company.

Net cash provided by or (used for) operating activities was $(3.0), $10.6, and $7.2 million for 1995, 1996 and 1997, respectively. The decrease in net cash provided by operating activities in 1997 was largely attributable to increases in accounts receivable of $7.2 million and in inventories of $4.4 million in connection with the expansion of the Company's operations.

In October 1997, the Company renewed its $10.0 million line of credit with a bank. Amounts outstanding under the line of credit will accrue interest at an annual rate equal to the lender's prime rate. The Company has not drawn any funds under this line of credit.

Capital expenditures were $1.7, $7.2, and $3.7 million in 1995, 1996 and 1997, respectively. These capital expenditures were primarily for the purchase of leasehold improvements, manufacturing equipment, and plant modernization. The Company moved to a new headquarters and manufacturing facility in October 1996, and took possession of a new engineering design facility in December 1997. In addition the Company purchased in early 1996 two adjacent parcels of land and in early 1997 one adjacent parcel of land for future expansion. Capital expenditures for the next 12 months, including expenditures related to the new engineering design center, are expected to range from $4.0 million to $7.0 million.

The Company believes its existing cash and cash equivalents and cash from operations will be sufficient to fund its operations for at least the next 12 months. Because the Company's capital requirements cannot be predicted with certainty, there is no assurance that the Company will not require additional financing prior to the expiration of 12 months.

Year 2000 Issues

The Company recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 software failures. The Company is addressing this issue to ensure the availability and integrity of its financial systems and the reliability of its operational systems. The Company has and will continue to make certain investments in its software systems and applications to ensure the Company is Year 2000 compliant. The financial impact on the Company has not been and is not anticipated to be material.

ITEM  8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

                                                                            Page

     Independent Accountants' Report                                          15

     Consolidated Statement of Operations for  the years                      17
       ended December 31, 1995, 1996 and 1997

     Consolidated Balance Sheet at December 31, 1996 and 1997                 18

     Consolidated Statement of Changes in Shareholders' Equity                19
       for the years ended December 31, 1995, 1996 and 1997

     Consolidated Statement of Cash Flows for the years                       20
       ended December 31, 1995, 1996 and 1997

     Notes to Consolidated Financial Statements                               21


Quarterly Financial Data (Unaudited)

(In thousands, except per share amounts)

                                         Year Ended December 31, 1996                  Year Ended December 31, 1997
                                 -------------------------------------------     -------------------------------------------
                                   First      Second       Third      Fourth       First      Second       Third      Fourth
                                 Quarter     Quarter     Quarter     Quarter     Quarter     Quarter     Quarter     Quarter
Revenues                         $11,065     $20,034     $22,459     $27,485     $27,830     $29,796     $31,594     $36,222
Gross profit                       3,667       8,066      10,453      11,469      11,645      11,921      12,719      13,848
Income from operations               634       2,795       4,910       5,264       5,000       5,422       5,954       6,256
Net income                           550       1,996       3,379       3,621       3,422       3,700       4,025       4,278
Net income per share (basic)        0.09        0.29        0.46        0.49        0.46        0.48        0.52        0.55
Net income per share (diluted)      0.09        0.27        0.43        0.46        0.43        0.46        0.49        0.53

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III

Certain information required by Part III is omitted from this Report in that the Registrant will file its definitive proxy statement for the Annual Meeting of Stockholders to be held on May 19, 1998, pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.


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


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements


                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Shareholders of
RadiSys Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in shareholders' equity, and of cash flows present fairly, in all material respects, the financial position of RadiSys Corporation and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Portland, Oregon
January 23, 1998

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)


                                                                       Year Ended December 31,
                                                                 1995               1996                1997
                                                           ----------         ----------          ----------
Revenues                                                   $   35,025         $   81,043          $  125,442
Cost of sales                                                  22,992             47,388              75,309
                                                           ----------         ----------          ----------

Gross profit                                                   12,033             33,655              50,133

Research and development                                        3,301              8,222              11,712
Selling, general and administrative                             6,714             11,830              15,789
                                                           ----------         ----------          ----------

Income from operations                                          2,018             13,603              22,632

Interest income, net                                              170              1,083               1,097
                                                           ----------         ----------          ----------

Income before income tax provision                              2,188             14,686              23,729

Income tax provision                                              672              5,140               8,304
                                                           ----------         ----------          ----------

Net income                                                 $    1,516         $    9,546          $   15,425
                                                           ==========         ==========          ==========

Net income per share (basic)                               $     0.36         $     1.38          $     2.01
                                                           ==========         ==========          ==========

Net income per share (diluted)                             $     0.35         $     1.30          $     1.93
                                                           ==========         ==========          ==========


         The accompanying notes are an integral part of this statement.

                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except share amounts)


                                                                                       December 31,
                                                                                     1996             1997
                                                                               ----------       ----------
ASSETS
Current assets:
   Cash and cash equivalents                                                   $   24,626       $   23,993
   Accounts receivable, net                                                        20,265           27,983
    Other receivables                                                               3,396              503
   Inventories                                                                     17,834           22,830
   Other current assets                                                               742            1,910
   Deferred income taxes                                                            1,794              251
                                                                               ----------       ----------

      Total current assets                                                         68,657           77,470
Property and equipment, net                                                        11,171           12,174
Other assets                                                                          425            5,299
                                                                               ----------       ----------

         Total assets                                                          $   80,253       $   94,943
                                                                               ==========       ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                            $   11,461       $   10,840
   Income taxes payable                                                             2,996            1,558
   Accrued wages and bonuses                                                        2,230            2,893
    Accrued sales discounts                                                         1,360            1,211
    Deferred revenue                                                                  647            1,234
   Other accrued liabilities                                                        2,719              712
    Notes payable                                                                   1,200
   Current portion of capital lease obligation                                        214              214
                                                                               ----------       ----------

      Total current liabilities                                                    22,827           18,662
                                                                               ----------       ----------

Obligations under capital lease                                                       648              399
                                                                               ----------       ----------

Commitments and contingencies

Shareholders' equity:
   Common stock, no par value, 50,000,000 shares authorized,
      7,388,410 and 7,803,595 shares issued and outstanding                        45,061           50,788
    Warrants                                                                        1,200
   Cumulative translation adjustment                                                 (329)          (1,177)
   Retained earnings                                                               10,846           26,271
                                                                               ----------       ----------

      Total shareholders' equity                                                   56,778           75,882
                                                                               ----------       ----------

         Total liabilities and shareholders' equity                            $   80,253       $   94,943
                                                                               ==========       ==========

         The accompanying notes are an integral part of this statement.

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      (in thousands, except share amounts)

                                  Page 1 of 2

                                                      Preferred Stock
                                                    -------------------
                                    Series A               Series B              Series C            Common Stock
                               ------------------   -------------------   --------------------   -------------------
                                 Shares    Amount      Shares    Amount      Shares     Amount      Shares    Amount   Warrants
                               --------   -------   ---------   -------   ----------   -------   ---------   -------   --------
Balances, December 31, 1994     355,556   $ 1,500   1,820,988   $ 4,917    2,159,504   $ 2,973   1,482,200   $   475   $

Shares issued pursuant to
   benefit plans                                                                                    58,524       106
Issuance of common stock                                                                         2,175,000    23,656
Conversion of preferred
   stock                       (355,556)   (1,500) (1,820,988)   (4,917)  (2,159,504)   (2,973)  2,298,985     9,390
Translation adjustment
Net income for the year
                               --------   -------   ---------   -------   ----------   -------   ---------   -------   --------

Balances, December 31, 1995           0         0           0         0            0         0   6,014,709    33,627

Shares issued pursuant to
   benefit plans                                                                                    73,701       365
Tax effect of options
   exercised                                                                                                     569
Translation adjustment
Stock issued for acquisition                                                                     1,300,000    10,500
Warrants issued for
   acquisition                                                                                                            1,200
Net income for the year
                               --------   -------   ---------   -------   ----------   -------   ---------   -------   --------

Balances, December 31, 1996           0         0           0         0            0         0   7,388,410    45,061      1,200

Exercise of warrants                                                                               166,667     1,200     (1,200)
Shares issued pursuant to
   benefit plans                                                                                   165,018     1,605
Tax effect of options
   exercised                                                                                                     513
Translation adjustment
Stock issued for acquisition                                                                        83,500     2,409
Net income for the year

Balances, December 31, 1997           0   $     0           0   $     0            0   $     0   7,803,595   $50,788   $      0
                               ========   =======   =========   =======   ==========   =======   =========   =======   ========


         The accompanying notes are an integral part of this statement.


                                       19a

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      (in thousands, except share amounts)

                                  Page 2 of 2


                                       Cumulative
                                      transaction  (deficit)
                                       adjustment   earnings      Total
                                       ----------   --------   --------
Balances, December 31, 1994            $            $   (216)  $  9,649

Shares issued pursuant to
   benefit plans                                                    106
Issuance of common stock                                         23,656
Conversion of preferred
   stock
Translation adjustment                       (108)                 (108)
Net income for the year                                1,516      1,516
                                       ----------   --------   --------

Balances, December 31, 1995                  (108)     1,300     34,819

Shares issued pursuant to
   benefit plans                                                    365
Tax effect of options
   exercised                                                        569
Translation adjustment                       (221)                 (221)
Stock issued for acquisition                                     10,500
Warrants issued for
   acquisition                                                    1,200
Net income for the year                                9,546      9,546
                                       ----------   --------   --------

Balances, December 31, 1996                  (329)    10,846     56,778

Exercise of warrants
Shares issued pursuant to
   benefit plans                                                  1,605
Tax effect of options
   exercised                                                        513
Translation adjustment                       (848)                 (848)
Stock issued for acquisition                                      2,409
Net income for the year                               15,425     15,425

Balances, December 31, 1997            $   (1,177)  $ 26,271   $ 75,882
                                       ==========   ========   ========


         The accompanying notes are an integral part of this statement.


                                       19b

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)


                                                                                    Year Ended December 31,
                                                                               1995           1996         1997
                                                                           --------       --------     --------
Cash flows from operating activities:
   Net income                                                              $  1,516       $  9,546     $ 15,425
   Adjustments to reconcile net income to net cash
      provided by (used for) operating activities:
      Depreciation and amortization                                           1,435          2,516        3,808
      Deferred income taxes                                                     (37)        (1,497)       1,543
      Net changes in current assets and current liabilities:
        Increase in accounts receivable                                      (3,053)       (13,396)      (7,178)
        Decrease in other receivables                                                        1,543        2,893
        Increase in inventories                                              (3,136)        (5,857)      (4,382)
           Increase in other assets                                            (163)          (143)      (1,372)
        Increase (decrease) in accounts payable                                 252          9,671         (733)
        Increase (decrease) in income tax payable                              (151)         2,849       (1,438)
        Increase in accrued wages and bonuses                                   218          1,447          569
        Increase (decrease) in accrued sales discounts                                       1,360         (149)
        Increase (decrease) in other accrued liabilities                        158          1,936       (2,354)
               Increase in deferred revenue                                                    647          587
                                                                           --------       --------     --------

      Net cash provided by (used for) operating activities                   (2,961)        10,622        7,219
                                                                           --------       --------     --------

Cash flows from investing activities:
   (Increase) decrease in short term investments                            (10,922)        10,922
     Business acquisitions                                                                               (1,060)
   Capital expenditures                                                      (1,704)        (7,240)      (3,742)
   Capitalized software production costs                                       (626)          (391)      (1,539)
                                                                           --------       --------     --------

      Net cash provided (used for) by investing activities                  (13,252)         3,291       (6,341)
                                                                           --------       --------     --------

Cash flows from financing activities:
     Proceeds from line of credit                                             1,700
   Repayment of line of credit                                               (1,700)
   Issuance of common stock, net                                             23,762            934        2,118
     Payments on notes payable                                                                           (2,532)
   Payments on capital lease obligation                                        (170)          (236)        (249)
                                                                           --------       --------     --------

      Net cash provided by (used for) financing activities                   23,592            698         (663)
                                                                           --------       --------     --------

Effect of exchange rate changes on cash                                        (108)          (221)        (848)
                                                                           --------       --------     --------

Net increase (decrease) in cash and cash equivalents                          7,271         14,390         (633)
Cash and cash equivalents, beginning of period                                2,965         10,236       24,626
                                                                           --------       --------     --------

Cash and cash equivalents, end of period                                   $ 10,236       $ 24,626     $ 23,993
                                                                           ========       ========     ========


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

Accounts receivable

Trade accounts receivable are net of an allowance for doubtful accounts of $706 and $663 at December 31, 1996 and 1997, respectively. The Company's customers are concentrated in the technology industry. Therefore, the Company's operations and collection of its accounts receivable are directly associated with the results of the technology industry.

Inventories

Inventories are stated at the lower of cost or market. The Company uses the first-in, first-out (FIFO) method to determine cost. Inventories consist of:

                                               December 31,
                                        -------------------------
                                              1996           1997
                                        ----------     ----------

          Raw materials                 $   12,555     $   15,388
          Work in process                    3,538          1,844
          Finished goods                     1,741          5,598
                                        ----------     ----------

                                        $   17,834     $   22,830
                                        ==========     ==========


The Company periodically evaluates its inventory in terms of obsolete or slow-moving items. Inventories are net of a reserve for obsolete and slow-moving items of $529 and $847 at December 31, 1996, and 1997, respectively.

Property and Equipment

Property and equipment is recorded at cost and depreciated for financial reporting purposes on a straight-line basis over estimated useful lives of three to five years. Equipment under capital leases is amortized on a straight-line basis over the shorter of the lease term or the economic life of the underlying asset. Ordinary maintenance and repair expenditures are charged to expense when incurred. Equipment recorded under capital leases at December 31, 1997 totaled $1,268 with accumulated amortization of $655.

Research and development

Expenditures for research and development are expensed as incurred.

Computer software production costs

Software production costs incurred subsequent to establishment of technological feasibility, but before release to customers, are capitalized. Upon general release of the product, cost capitalization is terminated and the accumulated costs are amortized based on the greater of the proportion of current revenues to total revenue estimates for the related product, or straight-line amortization over the remaining estimated economic life of the product not to exceed two years. Unamortized software production costs of $338 and $1,943 are included in other assets at December 31, 1996 and 1997, respectively. Amortization of software production costs in 1995, 1996 and 1997 aggregated $378, $452 and $722, respectively.

Cash flows

The Company made cash payments for income taxes of $547, $3,205 and $7,756 for the years ended December 31, 1995, 1996 and 1997, respectively.

Fair value of financial assets and liabilities

The Company estimates the fair value of its monetary assets and liabilities based upon comparative current market values of instruments of a similar nature and degree of risk. The Company estimates that the carrying amount of all of its monetary assets and liabilities approximate fair value as of December 31, 1996 and 1997.

Foreign currency translation

Assets and liabilities of international operations are translated into U.S. dollars at current exchange rates. Income and expense accounts are translated into U.S. dollars at average rates of exchange prevailing during the period. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component of shareholders' equity. Foreign currency transaction gains and losses are included in income.

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

New Standards

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". These statements require entities to report changes in equity that result from transactions and economic events other than those with shareholders, and to provide information about the different types of business activities in which an enterprise engages and the different economic environments in which it operates, respectively. These will be adopted by the Company in 1998, as required by the statements. Management expects that the adoption of these pronouncements will have no effect on reported earnings. The Company's comprehensive income component will consist only of the SFAS 52 cumulative translation adjustment, already included in the consolidated statement of shareholders' equity.


2.   Income Taxes

The provision for income taxes consists of the following:

                                                                 Year Ended December 31,
                                                            1995             1996             1997
                                                       ---------        ---------        ---------
     Currently payable:
        Federal                                        $     532        $   5,417        $   5,834
        State                                                182            1,220              927
                                                       ---------        ---------        ---------
                                                             714            6,637            6,761
                                                       ---------        ---------        ---------
     Deferred:
        Federal                                              201           (1,180)           1,351
        State                                                (14)            (198)             192
                                                       ---------        ---------        ---------
                                                             187           (1,378)           1,543
                                                       ---------        ---------        ---------
     Decrease in valuation allowance                        (229)            (119)               -
                                                       ---------        ---------        ---------
        Total provision                                $     672        $   5,140        $   8,304
                                                       =========        =========        =========


The provision for income tax differs from the amount computed by applying the statutory federal income tax rate to pretax income as a result of the following differences:

                                                                 Year Ended December 31,
                                                            1995             1996             1997
                                                       ---------        ---------        ---------
     Statutory federal tax rate                            34.0%            35.0%            35.0%
     Increase (decrease) in rates resulting from:
        State taxes                                         5.0              4.5              3.3
         Goodwill benefit from acquisition                                  (2.1)            (2.2)
        Deferred tax asset valuation allowance            (10.3)             (.8)
        Other                                               2.0             (1.6)            (1.1)
                                                       ---------        ---------        ---------
     Effective tax rate                                    30.7%            35.0%            35.0%
                                                       =========        =========        =========


Deferred tax assets/(liabilities) are comprised of the following components:

                                                               December 31,
                                                            1996             1997
                                                       ---------        ---------
     Warranty reserve                                  $     491        $      68
     Accrued expenses                                        810              781
     Other                                                   493             (598)
                                                       ---------        ---------
     Net deferred tax asset                            $   1,794        $     251

3.   Property and Equipment

                                                               December 31,
                                                            1996             1997
                                                       ---------        ---------
     Land                                              $   1,230        $   1,387
     Manufacturing Equipment                               8,472            9,996
     Office Equipment                                      5,548            7,255
     Leasehold Improvements                                1,129            1,801
                                                       ---------        ---------
                                                          16,379           20,439
     Less:  Accumulated Depreciation                       5,208            8,265
                                                       =========        =========
                                                       $  11,171        $  12,174
                                                       =========        =========


4.   Commitments and Contingencies

Line of Credit

In October 1997, the Company renewed its $10.0 million unsecured line of credit, with an interest rate based upon the lower of the IBOR plus 1.25 to 2.0% or the bank's prime rate. The line of credit expires in October 1998. The Company has not drawn any funds under this line of credit.


Operating leases

The Company leases its facilities and office equipment under non-cancelable operating leases which require minimum lease payments as follows at December 31, 1997:

           Year Ending                                    Operating
           December 31,                                      leases
           -----------                                    ---------
            1998                                          $   1,945
            1999                                              1,960
            2000                                              1,963
            2001                                              1,860
            2002                                              1,860
            Thereafter                                       17,504
                                                          ---------
                                                          $  27,092
                                                          =========


Rent expense related to these operating leases aggregated $352, $330 and $1,288 in 1995, 1996 and 1997, respectively.

During 1995, the Company entered into capital leases for certain manufacturing equipment. The minimum payments under these leases are as follows:

           Year Ending                                    Operating
           December 31,                                      leases
           -----------                                    ---------
              1998                                              289
              1999                                              289
              2000                                               75
                                                          ---------
                                                                653
           Less: amount representing interest                   (40)
                                                          ---------
           Present value of lease payments                      613
           Less: portion due in the next year                  (214)
                                                          ---------
           Long-term portion of capital lease obligation  $     399
                                                          =========


5.   Export Sales and Major Customers

Export sales were $6,061, $22,072 and $37,011 in 1995, 1996 and 1997, respectively. Such export sales were made to customers in the following countries:

           Country                                 Year Ended December 31,
           -------                            1995             1996             1997
                                         ---------        ---------        ---------
     Japan                               $     678        $   2,542        $   4,000
     The Netherlands                         1,912            4,865            9,393
     Sweden                                    395            3,600            2,518
     Switzerland                             2,534            3,678            2,274
     Other                                     542            7,387           18,826
                                         ---------        ---------        ---------
         Total                           $   6,061        $  22,072        $  37,011
                                         =========        =========        =========


One customer accounted for 10.4% and 10.1% of 1995 and 1996 sales. No customer accounted for more than 10% of sales in 1997.

6.   Shareholders' Equity

EPS Reconciliation
                                                        Year Ended December 31,
                                                   1995             1996             1997
                                              ---------        ---------        ---------
     Weighted Average Shares (basic)          4,242,000        6,924,000        7,679,000
     Effect of Dilutive Stock Options           113,000          438,000          324,000
                                              ---------        ---------        ---------
     Weighted Average Shares (diluted)        4,355,000        7,362,000        8,003,000
                                              =========        =========        =========


Options to purchase 139,128 shares of common stock were outstanding in 1997 but were excluded in the computation of diluted EPS as the options' exercise price was greater than the average market price of common shares.

Stock option plan

During 1988 and 1995, the shareholders approved stock option plans. First time options granted to new employees become exercisable one-third annually, with no options exercisable in the first year following the grant date. Options granted to existing employees are not exercisable until between the second and fourth anniversary of the date of grant. The difference between the fair market value of the Company's common stock and the option exercise price at the date of grant, if material, is recorded as compensation expense ratably over the vesting period of the related options. Compensation expense related to the stock option plan for the years ended December 31, 1995, 1996 and 1997 was immaterial. The table below summarizes the Company's stock option activity:

                                       1995                       1996                      1997
                            ------------------------   -------------------------   ------------------------
                                            Weighted                    Weighted                   Weighted
                                             Average                     Average                    Average
                                            Exercise                    Exercise                   Exercise
                                 Shares        Price         Shares        Price        Shares        Price
                            ----------- ------------   ------------ ------------    ---------- ------------
Beginning balance               177,796        $2.45        359,321        $7.71       777,641       $26.08
    Granted                     247,307        $9.98        515,052       $34.00       656,402       $45.07
    Canceled                     (7,258)       $2.80        (51,308)      $12.30      (376,699)      $51.00
    Exercised                   (58,524)       $1.81        (45,424)       $3.91       (71,535)       $6.76
                            =========== ============   ============ ============    ========== ============
Ending Balance                  359,321        $7.71        777,641        26.08       985,809       $27.99
                            =========== ============   ============ ============    ========== ============

The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date:

                                                                                       Weighted
                                              Number of          Weighted     Remaining Average
            Exercise Price Range                 Shares     Average Price      Contractual Life
       -------------------------------    -------------    --------------    ------------------
       $0 - $11.00                              282,818           $  9.02                  3.23
       $11.25 - $36.00                          208,707           $ 27.61                  5.60
       $36.25 - $38.75                          314,000           $ 37.96                  5.16
       $38.88 - $58.00                          180,284           $ 40.82                  5.36
                                          =============    ==============    ==================
                                                985,809           $ 27.99                  4.74
                                          =============    ==============    ==================

Options exercisable at December 31, 1997 totaled 196,905 shares at a weighted average exercise price of $15.85. Options available for grant at December 31, 1997 totaled 661,329 shares.

Employee stock purchase plan

In December 1995, the Company established an Employee Stock Purchase Plan
(ESPP). Under the plan, the Company is authorized to sell up to 250,000 shares of common stock in a series of eighteen month offerings. Substantially all employees are eligible to receive rights under the plan. The purchase price is the lesser of 85% of the fair market value of the common stock on date of grant or on the purchase date. During 1996 and 1997, the Company issued 28,277 and 93,483 shares under the plan, respectively.

Statement of Financial Accounting Standards No. 123 ("SFAS 123")

The Company has elected to account for its stock based compensation under Accounting Principles Board Opinion No. 25; however, as required by SFAS 123 the Company has computed for pro forma disclosure purposes the value of options granted during 1995, 1996 and 1997 using the Black-Scholes option pricing model. The weighted average assumptions used for stock option grants for 1995, 1996 and 1997 were a risk free interest rate of 5.5%, 6% and 5.4%, respectively, an expected dividend yield of 0%, 0% and 0%, respectively, an expected life of 5, 4 and 4 years, respectively, and an expected volatility of 0%, 50% and 50%, respectively. The weighted average assumptions used for ESPP rights for 1996 and 1997 were a risk free interest rate of 5.7%, and 5.3%, respectively, an expected dividend yield of 0% and 0%, respectively, an expected life of 1.5 years and 1.5 years, respectively, and an expected volatility of 50% and 50%, respectively. The weighted-average fair value of ESPP rights granted in 1996 and 1997 were $242 and $656, respectively.

Options were assumed to be exercised upon vesting for purposes of this valuation. Adjustments are made for options forfeited prior to vesting. For the years ended December 31, 1995, 1996 and 1997, the total value of the options granted was computed to be $612, $9,205 and $8,578, respectively, which would be amortized on a straight line basis over the vesting period of the options.

If the Company had accounted for these plans in accordance with SFAS 123, the Company's net income and pro forma net income per share would have been reported as follows:

                       Year Ended December 31, 1995          Year Ended December 31, 1996          Year Ended December 31, 1997
                     --------------------------------      --------------------------------      --------------------------------
                                   Earnings per Share                    Earnings per Share                    Earnings per Share
                                   ------------------                    ------------------                    ------------------
                     Net Income    Basic      Diluted      Net Income    Basic      Diluted      Net Income    Basic      Diluted
                     ----------    -----      -------      ----------    -----      -------      ----------    -----      -------
As Reported              $1,516    $0.36        $0.35          $9,546    $1.38        $1.30         $15,425    $2.01        $1.93
Pro Forma                $1,510    $0.36        $0.35           8,533    $1.23        $1.19         $12,904    $1.68        $1.60


The effects of applying SFAS 123 for providing pro forma disclosure for 1996 and 1997 are not likely to be representative of the effects on reported net income and earnings per share for future years since options vest over several years and additional awards are made each year.


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

The following unaudited pro forma information presents the results of operations of the Company as if the Acquisition had occurred as of the beginning of the respective periods, after giving effect to increases in operating, research and development, and general and administrative costs to operate the business, depreciation of acquired fixed assets, and adjustments to reflect the estimated impact on tax expense of the Acquisition. The unaudited pro forma financial statements are not necessarily indicative of what actual results would have been had the Multibus acquisition occurred at the beginning of the respective periods.

                                                    Year Ended December 31,
                                                     1995                 1996
                                                ---------            ---------
                                                         (unaudited)
        Revenues                                $ 110,152            $ 101,387

        Net Income                              $   6,857            $  11,216

        Earnings per share (basic)              $    1.24            $    1.52

        Earnings per share (diluted)            $    1.15            $    1.42

(a)(2)   Financial Statement Schedule
                                                               Page in Form 10-K

         Schedule II  -  Valuation and Qualifying Accounts
         Report of Independent Accountants on Financial Statement Schedule

(a)(3)   Exhibits

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

3.1 Second Restated Articles of Incorporation and Amendments thereto. Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-95892) (the "Form S-1"), and by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

3.2      Restated Bylaws and amendments thereto. Incorporated by reference to
         Exhibit 3.2 to the Form S-1.

4.1      See Article IV of Exhibit 3.1 and Article VI of Exhibit 3.2

*10.1    1988 Stock Option Plan, as amended. Incorporated by reference to
         Exhibit 10.1 to the Form S-1.

*10.2    1995 Stock Incentive Plan, as amended. Incorporated by reference to
         Exhibit 10.2 to the Company's Quarterly Report on From 10-Q for the quarterly period ended June 30, 1997.

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

10.11(a) Renewal of September 12, 1996 revolving line of credit agreement between the Company and United States National Bank of Oregon dated October 17, 1997.

10.12 Dawson Creek II lease, dated March 21, 1997, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

21.1     List of Subsidiaries

23.1     Consent of Price Waterhouse LLP

27.1     Financial Data Schedule

+        Confidential treatment of portions of this document has been granted.

* This Exhibit constitutes a management contract or compensatory plan or arrangement

(b)      Reports on Form 8-K

No Current Reports on Form 8-K were filed during the quarter ended December 31, 1997.

(c)      See (a)(3) above.

(d)      See (a)(2) above.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 1998                  RADISYS CORPORATION

                                       By: DR. GLENFORD J. MYERS
                                           -------------------------------------
                                           Dr. Glenford J. Myers
                                           Chairman of the Board, President and
                                           Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 1998.

Signature                         Title
---------                         -----

DR. GLENFORD J. MYERS             Chairman of the Board,
-----------------------------     President and
Dr. Glenford J. Myers             Chief Executive Officer
                                  (Principal Executive Officer)


BRIAN V. TURNER                   Vice President of Finance and Administration
-----------------------------     and Chief Financial Officer
Brian V. Turner                   (Principal Financial and Accounting Officer)


Directors:


JAMES F. DALTON                   Director
-----------------------------
James F. Dalton


RICHARD J. FAUBERT                Director
-----------------------------
Richard J. Faubert


C. SCOTT GIBSON                   Director
-----------------------------
C. Scott Gibson


DR. WILLIAM W. LATTIN             Director
-----------------------------
Dr. William W. Lattin


JEAN CLAUDE PETERSCHMITT          Director
-----------------------------
Jean Claude Peterschmitt

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS


                                                 Balance at     Charged to
                                               beginning of      costs and                      Balance at
                                                     period       expenses     Deductions    end of period
                                               ------------   ------------   ------------    -------------
Allowance for doubtful accounts -
Year ended:
  December 31, 1995                              $  118,000   $    163,000   $    (48,000)   $     233,000
  December 31, 1996                                 233,000        548,000        (75,000)         706,000
  December 31, 1997                                 706,000        190,000       (233,000)         663,000

Warranty reserve -
Year ended:
  December 31, 1995                                 220,000        466,000       (352,000)         334,000
  December 31, 1996                                 334,000      1,154,000       (261,000)       1,227,000
  December 31, 1997                               1,227,000      1,727,000     (2,783,000)         171,000

Obsolescence reserve -
Year ended:
  December 31, 1995                                 186,000        125,000       (201,000)         110,000
  December 31, 1996                                 110,000        449,000        (30,000)         529,000
  December 31, 1997                                 529,000      1,406,000     (1,088,000)         847,000

                      Report of Independent Accountants on
                          Financial Statement Schedule

To the Board of Directors of
RadiSys Corporation

Our audits of the consolidated financial statements referred to in our report dated January 23, 1998, also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



Price Waterhouse LLP

Portland, Oregon
January 23, 1998