Form 10-Q
period 1998-03-31
RADISYS CORP
filed 1998-05-12
CIK 873044

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998 or

( ) Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

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


                                 Yes [X] No [ ]


     Number of shares of common stock outstanding as of April 30, 1998 was 7,879,075.

                               RADISYS CORPORATION

                          PART I. FINANCIAL INFORMATION


                                                                        Page No.
                                                                        --------

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheet - March 31, 1998 and
          December 31, 1997                                                 3

          Consolidated Statement of Operations - Three months
          ended March 31, 1998 and 1997.                                    4


          Consolidated Statement of Changes In Shareholders'
          Equity - December 31, 1995 through March 31, 1998                 5

          Consolidated Statement of Cash Flows - Three months
          ended March 31, 1998 and 1997                                     6

          Notes to Consolidated Financial Statements                        7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               9



                           PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                 12

Signatures                                                                 13

                               RadiSys Corporation
                           Consolidated Balance Sheet
                      (in thousands, except share amounts)


                                     ASSETS

                                                                     March 31,       December 31,
                                                                         1998               1997
                                                                  -----------        -----------
                                                                 (unaudited)
Current assets
          Cash and cash equivalents                               $    21,196        $    23,993
          Accounts receivable                                          31,202             27,983
          Other receivables                                               741                503
          Inventories                                                  20,935             22,830
          Other current assets                                          1,616              1,910
          Deferred income taxes                                           793                251
                                                                  -----------        -----------

             Total current assets                                      76,483             77,470
Equipment, net of accumulated depreciation of
   $8,881 and $8,265                                                   13,206             12,174
Other assets                                                            5,730              5,299
                                                                  -----------        -----------

             Total assets                                         $    95,419        $    94,943
                                                                  ===========        ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
          Accounts payable                                        $     7,163        $    10,840
          Income taxes payable                                          3,700              1,558
          Accrued wages and bonuses                                     1,441              2,893
          Accrued sales discounts                                         985              1,211
          Deferred revenue                                              1,181              1,234
          Other accrued liabilities                                       885                712
          Current portion of capital lease obligation                     266                214
                                                                  -----------        -----------

             Total current liabilities                                 15,621             18,662
                                                                  -----------        -----------

Obligations under capital lease                                           302                399
                                                                  -----------        -----------

             Total liabilities                                         15,923             19,061
                                                                  -----------        -----------

Commitments and contingent liabilities
Shareholders' equity
          Common stock, 50,000,000 shares
             authorized, 7,872,550 and 7,803,595
             shares issued and outstanding                             51,886             50,788
          Cumulative translation adjustment                            (1,786)            (1,177)
          Retained earnings                                            29,396             26,271
                                                                  -----------        -----------

             Total shareholders' equity                                79,496             75,882
                                                                  -----------        -----------

             Total liabilities and shareholders' equity           $    95,419        $    94,943
                                                                  ===========        ===========


          See accompanying notes to consolidated financial statements.

                               RadiSys Corporation
                      Consolidated Statement of Operations
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                       Three Months Ended
                                                      March 31,         March 31,
                                                          1998              1997
                                                 -------------     -------------
Revenues                                         $      33,663     $      27,830
Cost of sales                                           21,544            16,185
                                                 -------------     -------------

Gross Profit                                            12,119            11,645

Research and development                                 3,536             2,807
Selling, general and administrative                      4,102             3,838
                                                 -------------     -------------

Income from operations                                   4,481             5,000

Interest income, net                                       326               264
                                                 -------------     -------------

Income before income tax provision                       4,807             5,264
Income tax provision                                     1,682             1,842
                                                 -------------     -------------

Net income                                       $       3,125     $       3,422
                                                 =============     =============

Net income per share (basic)                     $        0.40     $        0.46
                                                 =============     =============

Net income per share (diluted)                   $        0.39     $        0.43
                                                 =============     =============


          See accompanying notes to consolidated financial statements.

                               RadiSys Corporation
            Consolidated Statement of Changes in Shareholders' Equity
                      (in thousands, except share amounts)


                                          Common stock                         Cumulative
                                     -----------------------                  translation     Retained
                                          Shares       Amount      Warrants    adjustment     earnings       Total
                                     -----------   ----------   -----------   -----------   ----------   ---------
Balances, December 31, 1995            6,014,709   $  33,627    $             $      (108)  $    1,300   $  34,819

Shares issued pursuant to
  benefit plans                           73,701         365                                                   365

Tax effect of options exercised                          569                                                   569

Translation adjustment                                                               (221)                    (221)

Stock issued for acquisition           1,300,000      10,500                                                10,500

Warrants issued for acquisition                                       1,200                                  1,200

Net income for the year                                                                          9,546       9,546
                                     -----------   ----------   -----------   -----------   ----------   ---------

Balances, December 31, 1996            7,388,410       45,061         1,200          (329)      10,846      56,778

Exercise of warrants                     166,667        1,200        (1,200)

Shares issued pursuant to
  benefit plans                          165,018        1,605                                                1,605

Tax effect of options exercised                           513                                                  513

Translation adjustment                                                               (848)                    (848)

Stock issued for acquisition              83,500        2,409                                                2,409

Net income for the year                                                                         15,425      15,425
                                     -----------   ----------   -----------   -----------   ----------   ---------
Balances, December 31, 1997            7,803,595       50,788             -        (1,177)      26,271      75,882

Shares issued pursuant to
  benefit plans                           68,955        1,098                                                1,098

Translation adjustment                                                               (609)                    (609)

Net income for the period                                                                        3,125       3,125
                                     -----------   ----------   -----------   -----------   ----------   ---------
Balances, March 31, 1998 (unaudited)   7,872,550   $   51,886   $         -   $    (1,786)  $   29,396   $  79,496
                                     ===========   ==========   ===========   ===========   ==========   =========


          See accompanying notes to consolidated financial statements.

                               RadiSys Corporation
                      Consolidated Statement of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                                   Three Months Ended
                                                                                                March 31,        March 31,
                                                                                                    1998             1997
                                                                                           -------------    -------------
Cash flows from operating activities:
    Net Income                                                                             $       3,125    $       3,422
    Adjustments to reconcile net income to net
    cash provided by (used for) operating activities:
       Depreciation and amortization                                                               1,152            1,078
       Deferred income taxes                                                                        (542)            (285)
       Net changes in current assets and current liabilities:
         Increase in accounts receivable                                                          (3,219)          (3,286)
         (Increase) decrease in other receivables                                                   (238)           1,182
         (Increase) decrease in inventories                                                        1,895           (1,560)
         Decrease in other current assets                                                            294              238
         Increase (decrease) in accounts payable                                                  (3,677)           1,065
         Increase in income taxes payable                                                          2,142            1,332
         Decrease in accrued wages and bonuses                                                    (1,452)            (577)
         Increase (decrease) in accrued sales discounts                                             (226)             275
         Decrease in deferred revenue                                                                (53)            (148)
         Increase (decrease) in other accrued liabilities                                            173             (245)
                                                                                           -------------    -------------

       Net cash provided by (used for) operating activities                                         (626)           2,491
                                                                                           -------------    -------------

Cash flows from investing activities:
    Business acquisitions                                                                              -           (1,060)
    Capital expenditures                                                                          (1,910)          (1,821)
    Capitalized software production costs and other assets                                          (705)             193
                                                                                           -------------    -------------

       Net cash used for investing activities                                                     (2,615)          (2,688)
                                                                                           -------------    -------------

Cash flows from financing activities:
    Issuance of common stock, net                                                                  1,098              662
    Payments on notes payable                                                                          -           (1,632)
    Payments on capital lease obligation                                                             (45)             (61)
                                                                                           -------------    -------------

       Net cash provided by (used for) financing activities                                        1,053           (1,031)
                                                                                           -------------    -------------

Effect of exchange rate changes on cash                                                             (609)            (254)
                                                                                           -------------    -------------

Net decrease in cash and cash equivalents                                                         (2,797)          (1,482)
Cash and cash equivalents, beginning of period                                                    23,993           24,626
                                                                                           -------------    -------------

Cash and cash equivalents, end of period                                                   $      21,196    $      23,144
                                                                                           =============    =============


          See accompanying notes to consolidated financial statements.

                               RADISYS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)
                                   (unaudited)


1.   Basis of Presentation

     The accompanying consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of results for the interim periods. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997. The results of operations for interim periods are not necessarily indicative of the results for the entire year.

     Reclassifications have been made to amounts in prior years to conform to current year presentation. These changes had no impact on previously reported results of operations.


2.   Accounts Receivable

     Trade accounts receivable are net of an allowance for doubtful accounts of $672 and $663 at March 31, 1998 and December 31, 1997, respectively. The Company's customers are concentrated in the technology industry. Revenue from one customer was approximately $8.0 million during the first quarter of 1998.


3.   Inventories

     Inventories consist of the following:

                                                   Mar 31,         Dec 31,
                                                     1998            1997
                                             ------------    ------------

     Raw Materials                           $     11,636    $     15,388
     Work in Process                                3,276           1,844
     Finished Goods                                 6,023           5,598
                                             ------------    ------------
                                             $     20,935    $     22,830
                                             ============    ============

                               RADISYS CORPORATION

                                 (in thousands)
                                   (unaudited)


4.   Property and Equipment

     Property and equipment consists of the following:

                                                   Mar 31,         Dec 31,
                                                     1998            1997
                                             ------------    ------------

     Land                                    $      1,391    $      1,387
     Manufacturing Equipment                       10,604           9,996
     Office Equipment                               7,724           7,255
     Leasehold Improvements                         2,368           1,801
                                             ------------    ------------
                                                   22,087          20,439

     Less:  Accum. Depr.                            8,881           8,265
                                             ------------    ------------
                                             $     13,206    $     12,174
                                             ============    ============

5.   Earnings Per Share

     Net income per share is based on the weighted average number of shares of common stock and common stock equivalents (stock options and warrants) outstanding during the periods, computed using the treasury stock method for stock options and warrants.

     Weighted average shares consist of the following:

                                                 For the period ended
                                                   Mar 31,         Mar 31,
                                                     1998            1997
                                             ------------    ------------

     Weighted Average Shares (basic)                7,838           7,470

     Effect of Dilutive Stock Options                 218             429
                                             ------------    ------------
     Weighted Average Shares (diluted)              8,056           7,899
                                             ============    ============

6.   Comprehensive Income

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income." The Company has adopted the standard as of January 1, 1998. Total comprehensive income consists of the following:

                                                 For the period ended
                                                   Mar 31,         Mar 31,
                                                     1998            1997
                                             ------------    ------------

     Net Income                              $      3,125    $      3,422
     Translation Adjustment                          (609)           (254)
                                             ------------    ------------
     Total Comprehensive Income              $      2,516    $      3,168
                                             ============    ============

     Translation adjustment represents the Company's only Other Comprehensive Income item. Translation adjustment comprises unrealized gains/losses in accordance with SFAS No. 52, "Foreign Currency Translation". The Company has no intention of liquidating the assets of the foreign subsidiaries in the foreseeable future.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     Total revenue was $33.7 million for the three months ended March 31, 1998 compared to $27.8 million for the three months ended March 31, 1997. Net income was $3.1 million for the three months ended March 31, 1998 compared to $3.4 million for the three months ended March 31, 1997.

     Information contained in this Quarterly Report on Form 10-Q and statements that may be made in the future by the Company's management regarding future industry trends, the Company's expected revenues and anticipated gross margins, the Company's future development and introduction of products, and the Company's future liquidity, development, and business activities constitute forward looking statements that involve a number of risks and uncertainties. The following are among the factors that could cause actual results to differ materially from the forward looking statements: business conditions and growth in the electronics industry and general economies, both domestic and international, including conditions precipitated by the Asian economies; uncertainty of market development; dependence on a limited number of OEM customers; dependence on limited or sole source suppliers; dependence on the relationship with Intel Corporation ("Intel"); dependence on Intel's support of the embedded computer market; lower than expected customer orders or variations in customer order patterns due to changes in demand for customers' products and customer and channel inventory levels; competitive factors, including increased competition, new product offerings by competitors and price pressures; the availability of parts and components at reasonable prices; changes in product mix; dependence on proprietary technology; technological difficulties and resource constraints encountered in developing new products; and product shipment interruptions due to manufacturing difficulties. The forward looking statements contained in this MD&A regarding industry trends, product development and introductions, and liquidity and future business activities should be considered in light of these factors.

REVENUES

                                                 Three Months Ended
                                      -----------------------------------------
                                      (in thousands, except percentage amounts)
                                      March 31,      Percentage        March 31,
                                          1998           Change            1997
                                      --------       ----------        --------

     Revenues                         $ 33,663              21%        $ 27,830

     The increase in revenues for the three months ended March 31, 1998 compared to the three months ended March 31, 1997 resulted primarily from design wins ramping into production and volume increases in OEM sales. Revenues decreased from $36.2 million for the three months ended December 31, 1997 due to traditional first quarter seasonality and order push-outs and reductions from several customers in the semiconductor equipment and other electronics assembly equipment industries because of current worldwide weaknesses in these markets.

COST OF GOODS SOLD

                                                 Three Months Ended
                                      -----------------------------------------
                                      (in thousands, except percentage amounts)
                                      March 31,      Percentage        March 31,
                                          1998           Change            1997
                                      --------       ----------        --------

     Cost of Goods Sold               $ 21,544              33%        $ 16,185
     As a Percentage of Revenues           64%                              58%

     As a percentage of revenues total cost of goods sold increased for the three months ended March 31, 1998 compared to the three months ended March 31, 1997 primarily as a result of the product mix consisting of a larger portion of lower margin product relative to higher margin product shipped during the first quarter of 1998 compared to the first quarter of 1997.


RESEARCH AND DEVELOPMENT

                                                 Three Months Ended
                                      -----------------------------------------
                                      (in thousands, except percentage amounts)
                                      March 31,      Percentage        March 31,
                                          1998           Change            1997
                                      --------       ----------        --------

     Research and Development         $  3,536              26%        $  2,807
     As a Percentage of  Revenues          11%                              10%

     The dollar increases in research and development expenses were primarily the result of increased investment in new product development and costs of enhancements to existing products. The Company continues to invest in new design wins for OEM customers and the dollar increases reflect steady increases in the number of employees working in research and development. The increase in research and development as a percentage of revenues is primarily the result of lower revenue levels in the first quarter of 1998 compared to the fourth quarter of 1997 and increased design activity.


SELLING, GENERAL AND ADMINISTRATIVE

                                                 Three Months Ended
                                      -----------------------------------------
                                      (in thousands, except percentage amounts)
                                      March 31,      Percentage        March 31,
                                          1998           Change            1997
                                      --------       ----------        --------

     Selling, General & Admin.        $  4,102               7%        $  3,838
     As a Percentage of Revenues           12%                              14%

     Selling, general and administrative expenses have increased in dollar amount in the three months ended March 31, 1998 compared to the three months ended March 31, 1997, primarily as a result of increased personnel, facilities and travel costs to support higher levels of sales. The decreases as a percentage of revenues were primarily the result of operating efficiencies achieved by spreading fixed costs over a larger revenue base.

INTEREST INCOME, NET AND INCOME TAX PROVISION

                                                 Three Months Ended
                                      -----------------------------------------
                                      (in thousands, except percentage amounts)
                                      March 31,      Percentage        March 31,
                                          1998           Change            1997
                                      --------       ----------        --------

     Interest Income, net             $    326              23%        $    264
     Income Tax Provision             $  1,682              (9%)       $  1,842

     Interest income, net includes interest income, interest expense, bank charges and foreign currency transaction gains or losses.

     The decrease in the income tax provision is solely attributable to decreased net income before taxes in 1998 as the Company's effective tax rate remained at approximately 35%.


LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1998, the Company had $21.2 million in cash and cash equivalents, which represents the Company's principal source of liquidity, and working capital of approximately $60.9 million. The Company maintains a $10.0 million line of credit with a bank which expires October 1998. The Company has not drawn any funds under this line of credit. Net cash used for operating activities for the three months ended March 31, 1998 was $626 as compared with net cash provided by operating activities of $2.5 million for the three months ended March 31, 1997 primarily as a result of normal fluctuations in current assets and current liabilities.

     Capital expenditures were $1.9 million in the three months ended March 31, 1998 and $1.8 million for the three months ended March 31, 1997. Capital expenditures for the three months ended March 31, 1998 were primarily for the purchase of leasehold improvements and office furniture related to the Company's corporate headquarters and manufacturing equipment.

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


                                      RADISYS CORPORATION


                                      BRIAN V. TURNER
                                      -----------------------------------------
Date: May 6, 1998                     Brian V. Turner
                                      Vice President of Finance and
                                      Administration and Chief Financial Officer
                                      (Principal Financial Officer)

                                  EXHIBIT INDEX

                                                                      Sequential
Exhibit No.                        Description                          Page No.
-----------                        -----------                        ----------

    27                      Financial Data Schedule