Form 10-Q
period 1998-06-30
RADISYS CORP
filed 1998-08-14
CIK 873044

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998 or

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


                                 Yes [X] No [ ]


          Number of shares of common stock outstanding as of August 10,
                               1998 was 7,899,070.

                               RADISYS CORPORATION

                          PART I. FINANCIAL INFORMATION


                                                                        Page No.

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheet - June 30, 1998 and
          December 31, 1997                                                3

          Consolidated Statement of Operations - Three months
          ended June 30, 1998 and 1997, and six months ended
          June 30, 1998 and 1997                                           4

          Consolidated Statement of Changes In Shareholders'
          Equity - December 31, 1995 through June 30, 1998                 5

          Consolidated Statement of Cash Flows - Six months
          ended June 30, 1998 and 1997                                     6

          Notes to Consolidated Financial Statements                       7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              9


                           PART II. OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders             13

Item 5.   Other Information                                               14

Item 6.   Exhibits and Reports on Form 8-K                                14

Signatures                                                                15

                               RadiSys Corporation
                           Consolidated Balance Sheet
                      (in thousands, except share amounts)


                                     ASSETS

                                                                        June 30,        December 31,
                                                                           1998                1997
                                                                  -------------       -------------
                                                                   (unaudited)
Current assets
          Cash and cash equivalents                               $      33,185       $      23,993
          Accounts receivable                                            19,790              27,983
          Other receivables                                                 471                 503
          Inventories                                                    18,653              22,830
          Other current assets                                            1,369               1,910
          Deferred income taxes                                             238                 251
                                                                  -------------       -------------

             Total current assets                                        73,706              77,470
Equipment, net of accumulated depreciation of
   $9,730 and $8,265                                                     12,812              12,174
Other assets                                                              6,169               5,299
                                                                  -------------       -------------

             Total assets                                         $      92,687       $      94,943
                                                                  =============       =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
          Accounts payable                                        $       6,546       $      10,840
          Income taxes payable                                              531               1,558
          Accrued wages and bonuses                                       2,181               2,893
          Accrued sales discounts                                           981               1,211
          Deferred revenue                                                1,181               1,234
          Other accrued liabilities                                         998                 712
          Current portion of capital lease obligation                       270                 214
                                                                  -------------       -------------

             Total current liabilities                                   12,688              18,662
                                                                  -------------       -------------

Obligations under capital lease                                             231                 399
                                                                  -------------       -------------

             Total liabilities                                           12,919              19,061
                                                                  -------------       -------------

Commitments and contingent liabilities
Shareholders' equity
          Common stock, 50,000,000 shares
             authorized, 7,892,491 and 7,803,595
             shares issued and outstanding                               51,967              50,788
          Cumulative translation adjustment                              (1,918)             (1,177)
          Retained earnings                                              29,719              26,271
                                                                  -------------       -------------

             Total shareholders' equity                                  79,768              75,882
                                                                  -------------       -------------

             Total liabilities and shareholders' equity           $      92,687       $      94,943
                                                                  =============       =============


See accompanying notes to consolidated financial statements.

                               RadiSys Corporation
                      Consolidated Statement of Operations
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                Three Months Ended            Six Months Ended
                                                June 30,       June 30,       June 30,       June 30,
                                                   1998           1997           1998           1997
                                            -----------    -----------    -----------    -----------
Revenues                                    $    24,125    $    29,796    $    57,788    $    57,626
Cost of sales                                    16,640         17,875         38,184         34,060
                                            -----------    -----------    -----------    -----------

Gross Profit                                      7,485         11,921         19,604         23,566

Research and development                          3,323          2,742          6,859          5,549
Selling, general and administrative               3,952          3,757          8,054          7,595
                                            -----------    -----------    -----------    -----------

Income from operations                              210          5,422          4,691         10,422

Interest income, net                                280            270            606            534
                                            -----------    -----------    -----------    -----------

Income before income tax provision                  490          5,692          5,297         10,956
Income tax provision                                167          1,992          1,849          3,834
                                            -----------    -----------    -----------    -----------

Net income                                  $       323    $     3,700    $     3,448    $     7,122
                                            ===========    ===========    ===========    ===========

Net income per share (basic)                $      0.04    $      0.48    $      0.44    $      0.94
                                            ===========    ===========    ===========    ===========

Net income per share (diluted)              $      0.04    $      0.46    $      0.43    $      0.89
                                            ===========    ===========    ===========    ===========


See accompanying notes to consolidated financial statements.

                               RadiSys Corporation
            Consolidated Statement of Changes in Shareholders' Equity
                      (in thousands, except share amounts)


                                          Common stock                      Cumulative
                                     -----------------------                translation    Retained
                                         Shares      Amount      Warrants    adjustment    earnings       Total
                                     ----------  ----------  ------------  ------------  ----------   ---------
Balances, December 31, 1995           6,014,709  $   33,627  $             $       (108) $    1,300   $  34,819

Shares issued pursuant to
  benefit plans                          73,701         365                                                 365

Tax effect of options exercised                         569                                                 569

Translation adjustment                                                             (221)                   (221)

Stock issued for acquisition          1,300,000      10,500                                              10,500

Warrants issued for acquisition                                     1,200                                 1,200

Net income for the year                                                                       9,546       9,546

                                     ----------  ----------  ------------  ------------  ----------   ---------

Balances, December 31, 1996           7,388,410      45,061         1,200          (329)     10,846      56,778

Exercise of warrants                    166,667       1,200        (1,200)

Shares issued pursuant to
  benefit plans                         165,018       1,605                                               1,605

Tax effect of options exercised                         513                                                 513

Translation adjustment                                                             (848)                   (848)

Stock issued for acquisition             83,500       2,409                                               2,409

Net income for the year                                                                      15,425      15,425

                                     ----------  ----------  ------------  ------------  ----------   ---------
Balances, December 31, 1997           7,803,595      50,788             -        (1,177)     26,271      75,882

Shares issued pursuant to
  benefit plans                          88,896       1,179                                               1,179

Translation adjustment                                                             (741)                   (741)

Net income for the period                                                                     3,448       3,448

                                     ----------  ----------  ------------  ------------  ----------   ---------
Balances, June 30, 1998 (unaudited)   7,892,491  $   51,967  $          -  $     (1,918) $   29,719   $  79,768
                                     ==========  ==========  ============  ============  ==========   =========


          See accompanying notes to consolidated financial statements.

                               RadiSys Corporation
                      Consolidated Statement of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                   Six Months Ended
                                                                                   June 30,        June 30
                                                                                      1998            1997
                                                                             -------------   -------------
Cash flows from operating activities:
    Net Income                                                               $       3,448   $       7,122
    Adjustments to reconcile net income to net
    cash provided by (used for) operating activities:
       Depreciation and amortization                                                 2,391           1,472
       Deferred income taxes                                                            13             131
       Net changes in current assets and current liabilities:
         Decrease (increase) in accounts receivable                                  8,193          (2,241)
         Decrease (increase) in other receivables                                       32           2,478
         Decrease (increase) in inventories                                          4,177          (1,576)
         Decrease (increase) in other current assets                                   541            (641)
         Increase (decrease) in accounts payable                                    (4,294)           (307)
         Increase (decrease) in income taxes payable                                (1,027)         (1,605)
         Increase (decrease) in accrued wages and bonuses                             (712)            123
         Increase (decrease) in accrued sales discounts                               (230)           (451)
         Increase (decrease) in deferred revenue                                       (53)             79
         Increase (decrease) in other accrued liabilities                              286          (1,296)
                                                                             -------------   -------------

       Net cash provided by (used for) operating activities                         12,765           3,288
                                                                             -------------   -------------

Cash flows from investing activities:
    Business acquisitions                                                                -          (1,060)
    Capital expenditures                                                            (2,451)         (2,665)
    Capitalized software production costs and other assets                          (1,448)           (230)
                                                                             -------------   -------------

       Net cash used for investing activities                                       (3,899)         (3,955)
                                                                             -------------   -------------

Cash flows from financing activities:
    Issuance of common stock, net                                                    1,179             686
    Payments on notes payable                                                            -          (2,532)
    Payments on capital lease obligation                                              (112)           (123)
                                                                             -------------   -------------

       Net cash provided by (used for) financing activities                          1,067          (1,969)
                                                                             -------------   -------------

Effect of exchange rate changes on cash                                               (741)           (109)
                                                                             -------------   -------------

Net increase (decrease) in cash and cash equivalents                                 9,192          (2,745)
Cash and cash equivalents, beginning of period                                      23,993          24,626
                                                                             -------------   -------------

Cash and cash equivalents, end of period                                     $      33,185   $      21,881
                                                                             =============   =============


See accompanying noets to consolidated financial statements.

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

     Reclassifications have been made to amounts in prior years to conform to current year presentation. These changes had no impact on previously reported results of operations or shareholders' equity.


2.   Accounts Receivable

     Trade accounts receivable are net of an allowance for doubtful accounts of $468 and $663 at June 30, 1998 and December 31, 1997, respectively. The Company's customers are concentrated in the technology industry.


3.   Inventories

     Inventories consist of the following:

                                              Jun 30,          Dec 31,
                                                1998             1997
                                          ----------       ----------

     Raw Materials                        $   10,627       $   15,388
     Work in Process                           2,665            1,844
     Finished Goods                            5,361            5,598
                                          ----------       ----------
                                          $   18,653       $   22,830
                                          ==========       ==========

4.   Property and Equipment

     Property and equipment consists of the following:

                                              Jun 30,          Dec 31,
                                                1998             1997
                                          ----------       ----------

     Land                                 $    1,391       $    1,387
     Manufacturing Equipment                  10,427            9,996
     Office Equipment                          8,202            7,255
     Leasehold Improvements                    2,522            1,801
                                          ----------       ----------
                                              22,542           20,439

     Less:  Accum. Depr.                       9,730            8,265
                                          ----------       ----------
                                          $   12,812       $   12,174
                                          ==========       ==========

5.   Earnings Per Share

     Net income per share is based on the weighted average number of shares of common stock and common stock equivalents (stock options and warrants) outstanding during the periods, computed using the treasury stock method for stock options and warrants.

     Weighted average shares consist of the following:

                                           For the three            For the six
                                            months ended            months ended
                                         Jun 30,     Jun 30,     Jun 30,     Jun 30,
                                           1998        1997        1998        1997
                                        -------     -------     -------     -------
     Weighted Average Shares (basic)      7,883       7,685       7,860       7,580

     Effect of Dilutive Stock Options       137         408         178         414
                                        -------     -------     -------     -------

     Weighted Average Shares (diluted)    8,020       8,093       8,038       7,994
                                        =======     =======     =======     =======


6.   Comprehensive Income

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income." The Company has adopted the standard as of January 1, 1998. Total comprehensive income consists of the following:

                                           For the three            For the six
                                            months ended            months ended
                                         Jun 30,     Jun 30,     Jun 30,     Jun 30,
                                           1998        1997        1998        1997
                                        -------     -------     -------     -------
     Net Income                         $   323     $ 3,700     $ 3,448     $ 7,122
     Translation Adjustment                (132)        145        (741)       (109)
                                        -------     -------     -------     -------
     Total Comprehensive Income         $   191     $ 3,845     $ 2,707     $ 7,013
                                        =======     =======     =======     =======

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

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     Total revenue was $24.1 million for the three months ended June 30, 1998 compared to $29.8 million for the three months ended June 30, 1997, and $57.8 million for the six months ended June 30, 1998 compared to $57.6 million for the six months ended June 30, 1997. Net income was $.3 million for the three months ended June 30, 1998 compared to $3.7 million for the three months ended June 30, 1997, and $3.4 million for the six months ended June 30, 1998 compared to $7.1 million for the six months ended June 30, 1997.

     Information contained in this Quarterly Report on Form 10-Q and statements that may be made in the future by the Company's management regarding future industry trends, the Company's expected revenues, earnings and anticipated gross margins, the Company's future development and introduction of products, and the Company's future liquidity, development, and business activities constitute forward looking statements that involve a number of risks and uncertainties. The following are among the factors that could cause actual results to differ materially from the forward looking statements: business conditions and growth in the electronics industry and general economies, both domestic and international, including conditions precipitated by the Asian economies; uncertainty of market development; dependence on a limited number of OEM customers; dependence on limited or sole source suppliers; dependence on the relationship with Intel Corporation ("Intel"); dependence on Intel's support of the embedded computer market; lower than expected customer orders or variations in customer order patterns due to changes in demand for customers' products and customer and channel inventory levels; competitive factors, including increased competition, new product offerings by competitors and price pressures; the availability of parts and components at reasonable prices; changes in product mix; dependence on proprietary technology; technological difficulties and resource constraints encountered in developing new products; and product shipment interruptions due to manufacturing difficulties. The forward looking statements contained in this MD&A regarding industry trends, product development and introductions, and liquidity and future business activities should be considered in light of these factors.

REVENUES

                              Three Months Ended                     Six Months Ended
                        -------------------------------       -------------------------------
                        (in thousands except % amounts)       (in thousands except % amounts)
                         June 30,       %       June 30,       June 30,       %       June 30,
                            1998     Change        1997           1998     Change        1997
                        --------     ------    --------       --------     ------    --------
         Revenues       $ 24,125      (19%)    $ 29,796       $ 57,788        0%     $ 57,626

     The decrease in revenues for the three months ended June 30, 1998 compared to the three months ended June 30, 1997 was primarily caused by customers delaying or canceling orders precipitated by the effects of the global economic conditions in the electronics market. The lack of an increase in revenues for the six months ended June 30, 1998 compared to the six months ended June 30, 1997 resulted primarily from the lower revenue levels in the three months ended June 30, 1998.

COST OF GOODS SOLD

                                     Three Months Ended                     Six Months Ended
                               -------------------------------       -------------------------------
                               (in thousands except % amounts)       (in thousands except % amounts)
                                June 30,       %       June 30,       June 30,       %       June 30,
                                   1998     Change        1997           1998     Change        1997
                               --------     ------    --------       --------     ------    --------
     Cost of Goods Sold        $ 16,640      (7%)     $ 17,875       $ 38,184        12%    $ 34,060
     As a % of Revenues            69%                    60%            66%                     59%

     As a percentage of revenues, cost of goods sold increased for the three and six months ended June 30, 1998 compared to the three and six months ended June 30, 1997 primarily as a result of the product mix consisting of a larger portion of lower margin product relative to higher margin product shipped and higher manufacturing costs relative to revenue levels during the three and six months ended June 30, 1997.

RESEARCH AND DEVELOPMENT

                                          Three Months Ended                    Six Months Ended
                                         ---------------------                --------------------
                                     (in thousands except % amounts)      (in thousands except % amounts)
                                          June 30,     June 30,                June 30,     June 30,
                                             1998         1997                    1998         1997
                                         --------     --------                --------     --------
     Research and Development            $  3,323     $  2,742                $  6,859     $  5,549
     As a % of Revenues                      14%          9%                      12%          10%

     The dollar increases in research and development expenses for the three and six months ended June 30, 1998 compared to the three and six months ended June 30, 1997, were primarily the result of increased investment in new product development and costs of enhancements to existing products. The Company continues to invest in new design wins for OEM customers and the dollar increases reflect increases in the number of employees working in research and development. Research and development increased as a percentage of revenues due to lower relative levels of revenue in 1998 compared to 1997.


SELLING, GENERAL AND ADMINISTRATIVE

                                      Three Months Ended                    Six Months Ended
                                     ---------------------                --------------------
                                 (in thousands except % amounts)      (in thousands except % amounts)
                                      June 30,     June 30,                June 30,     June 30,
                                         1998         1997                    1998         1997
                                     --------     --------                --------     --------
     Selling, General & Admin.       $  3,952     $  3,757                $  8,054     $  7,595
     As a % of Revenues                  16%          13%                     14%          13%

     Selling, general and administrative expenses have modestly increased in dollar amount in the three and six months ended June 30, 1998 compared to the three and six months ended June 30, 1997, primarily as a result of increased personnel, facilities and travel costs to support higher levels of design win efforts. Selling, general and administrative increased as a percentage of revenue due to lower relative levels of revenue in 1998 compared to 1997.

INTEREST INCOME, NET AND INCOME TAX PROVISION

                                     Three Months Ended                     Six Months Ended
                               -------------------------------       -------------------------------
                               (in thousands except % amounts)       (in thousands except % amounts)
                                June 30,       %       June 30,       June 30,       %       June 30,
                                   1998     Change        1997           1998     Change        1997
                               --------     ------    --------       --------     ------    --------
     Interest Income, net      $    280       4%      $    270       $    606       13%     $    534
     Income Tax Provision      $    167      (92%)    $  1,992       $  1,849      (52%)    $  3,834

     Interest income, net includes interest income, interest expense, bank charges, capital asset losses and foreign currency transaction gains or losses.

     The percentage and dollar amount decrease in the income tax provision is attributable to decreased net income before taxes in 1998 and a decrease in the effective tax rate for the three months ended June 30, 1998.

YEAR 2000 Issues

     As the Company's products are based on computer technology, the Company recognizes the importance to its operations of Year 2000 issues and is working to maintain the availability and integrity of its financial systems and the reliability of its operational systems. In that regard, the Company has already attempted to identify all internal information technology ("IT") and non-IT systems which may be affected by the Year 2000 issues, as well as, third party IT and non-IT that the Company relies upon and the third parties' Year 2000 readiness.

     Within the last two years the Company has upgraded or replaced the software packages underlying the Company's financial systems, major manufacturing systems, internal and external communication systems, and desktop systems, as appropriate, to address Year 2000 readiness issues. The Company has also performed an in-depth analysis of all of its products and have provided, via the Company's web page, an analysis by product of the products' Year 2000 readiness. In addition, the Company has been in contact with all major external third party providers to assess their Year 2000 readiness; this includes third parties who provide financial, payroll, communications, component, and integration services to the Company.

     Subsequent to performing the above steps, the Company has and will continue to make certain investments in its systems, applications and products to address Year 2000 issues. Expenditures to make these investments have not been financially material to-date and are not anticipated to be material. The Company believes that it has completed all of the basic analysis of its Year 200 readiness, has completed the majority of system upgrades and replacements it requires to be Year 2000 ready, and is now in the process of evaluating non-material and non-mission critical applications. The Company expects that it will continue to address Year 2000 readiness issues up to and including the year 2000, and will react as appropriate to newly identified issues.

     The Company is in the process of establishing contingency plans for material IT systems and third party providers that the Company relies upon. At this time, the Company does not believe that these contingency plans will be needed based upon preliminary diagnoses and testing of upgraded or replaced systems.

     The above statements contain certain risks and uncertainties. Although the Company has endeavored to thoroughly examine its Year 2000 readiness, there is no assurance that it has identified all Year 2000 issues. These risks and uncertainties could include the risk of unidentified bugs in the source code of prepackaged or custom software, misrepresentation by third party vendors, unidentified dependency upon a system that is not Year 2000 ready, unidentified non-IT systems, or misdiagnosed Year 2000 readiness in existing systems.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1998, the Company had $33.2 million in cash and cash equivalents, which represents the Company's principal source of liquidity. The Company had working capital of approximately $60.8 million. The Company maintains a $10.0 million line of credit with a bank which expires October 1998. The Company has not drawn any funds under this line of credit. Net cash provided by operating activities for the six months ended June 30, 1998 was $12.8 million as compared with $3.3 million for the six months ended June 30, 1997 primarily as a result of an increase in depreciation and amortization, decreases in accounts receivable, inventories and other current assets, and increases in income taxes payable, accrued sales discounts and other accrued liabilities. These increases were offset by decreases in net income, other receivables and increases in accounts payable and accrued wages and bonuses.

     Capital expenditures were $2.5 million in the six months ended June 30, 1998 and $2.7 million for the six months ended June 30, 1997. Capital expenditures for the six months ended June 30, 1998 were primarily for the purchase of leasehold improvements and office furniture related to the Company's corporate headquarters and manufacturing equipment.

     The Company believes that existing cash and cash equivalents and cash from operations will be sufficient to fund its operations for at least the next 12 months.

                                     PART II
                                OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting on May 19, 1998, the holders of the Company's outstanding Common Stock took the actions described below. At the Annual Meeting 7,886,294 shares of Common Stock were issued and outstanding and entitled to vote.

         1. The shareholders elected each of Dr. Glenford J. Myers, James F. Dalton, Richard J. Faubert, C. Scott Gibson, Jean-Claude Peterschmitt and Dr. William W. Lattin to the company's Board of Directors, by the votes indicated below, to serve for the ensuing year.

         Dr. Glenford J. Myers
         ---------------------

                      6,775,492  shares in favor
                         28,466  shares against or withheld
                              0  abstentions
                              0  broker nonvotes

         James F. Dalton
         ---------------

                      6,773,642  shares in favor
                         30,316  shares against or withheld
                              0  abstentions
                              0  broker nonvotes

         Richard J. Faubert
         ------------------

                      6,772,292  shares in favor
                         31,666  shares against or withheld
                              0  abstentions
                              0  broker nonvotes

         C. Scott Gibson
         ---------------

                      6,774,892  shares in favor
                         29,066  shares against or withheld
                              0  abstentions
                              0  broker nonvotes

         Jean-Claude Peterschmitt
         ------------------------

                      6,773,892  shares in favor
                         30,066  shares against or withheld
                              0  abstentions
                              0  broker nonvotes

         Dr. William W. Lattin
         ---------------------

                      5,708,350  shares in favor
                      1,095,608  shares against or withheld
                              0  abstentions
                              0  broker nonvotes


Item 5.  Other Information

         In accordance with amendments adopted on May 21, 1998 to Rule 14a-4 under the Securities Exchange Act of 1934, if notice of a shareholder proposal to be raised at the annual meeting of shareholders is received at the principal executive offices of the Company after February 25, 1999, proxy voting on that proposal when and if raised at the 1999 annual meeting will be subject to the discretionary voting authority of the designated proxy holders. Any shareholder proposal to be considered for inclusion in proxy materials for the Company's 1999 annual meeting must be received at the principal executive offices of the Company no later than December 2, 1998.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         27    Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       RADISYS CORPORATION


                                       BRIAN V. TURNER
                                       -----------------------------------------
Date: August 11, 1998                  Brian V. Turner
                                       Vice President of Finance and
                                       Administration and Chief
                                       Financial Officer
                                       (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.         Description
-----------         -----------

    27              Financial Data Schedule