Form 10-Q
period 1998-09-30
RADISYS CORP
filed 1998-11-13
CIK 873044

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998 or

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


                                 Yes [X] No [ ]


               Number of shares of common stock outstanding as of
                        November 8, 1998 was 7,837,204.

                               RADISYS CORPORATION

                          PART I. FINANCIAL INFORMATION


                                                                        Page No.

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheet - September 30, 1998 and
           December 31, 1997                                                   3

          Consolidated Statement of Operations - Three months ended
          September 30, 1998 and 1997, and nine months ended
          September 30, 1998 and 1997                                          4

          Consolidated Statement of Changes In Shareholders' Equity
          - December 31, 1995 through September 30, 1998                       5

          Consolidated Statement of Cash Flows - Nine months ended
          September 30, 1998 and 1997                                          6

          Notes to Consolidated Financial Statements                           7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            9



                           PART II. OTHER INFORMATION


Item 4.   Legal Proceedings                                                   13

Item 5.   Other Information                                                   13

Item 6.   Exhibits and Reports on Form 8-K                                    13

Signatures                                                                    14

                               RadiSys Corporation
                           Consolidated Balance Sheet
                      (in thousands, except share amounts)


                                     ASSETS

                                                                   September 30,         December 31,
                                                                           1998                 1997
                                                                   ------------         ------------
                                                                    (unaudited)
Current assets
          Cash and cash equivalents                                $     35,093         $     23,993
          Accounts receivable                                            18,049               27,983
          Other receivables                                                 156                  503
          Inventories                                                    16,751               22,830
          Other current assets                                            1,375                1,910
          Deferred income taxes                                             457                  251
                                                                   ------------         ------------

             Total current assets                                        71,881               77,470
Equipment, net of accumulated depreciation of
   $9,982 and $8,265                                                     12,274               12,174
Other assets                                                              6,308                5,299
                                                                   ------------         ------------

             Total assets                                          $     90,463         $     94,943
                                                                   ============         ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
          Accounts payable                                         $      5,556         $     10,840
          Income taxes payable                                              925                1,558
          Accrued wages and bonuses                                       1,449                2,893
          Accrued sales discounts                                           706                1,211
          Deferred revenue                                                1,132                1,234
          Other accrued liabilities                                         969                  712
          Current portion of capital lease obligation                       273                  214
                                                                   ------------         ------------

             Total current liabilities                                   11,010               18,662
                                                                   ------------         ------------

Obligations under capital lease                                             160                  399
                                                                   ------------         ------------

             Total liabilities                                           11,170               19,061
                                                                   ------------         ------------

Commitments and contingent liabilities
Shareholders' equity
          Common stock, 50,000,000 shares
             authorized, 7,832,672 and 7,803,595
             shares issued and outstanding                               50,865               50,788
          Cumulative translation adjustment                              (1,902)              (1,177)
          Retained earnings                                              30,330               26,271
                                                                   ------------         ------------

             Total shareholders' equity                                  79,293               75,882
                                                                   ------------         ------------

             Total liabilities and shareholders' equity            $     90,463         $     94,943
                                                                   ============         ============


See accompanying notes to consolidated financial statements.

                               RadiSys Corporation
                      Consolidated Statement of Operations
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                   Three Months Ended                 Nine Months Ended
                                              September 30,    September 30,    September 30,    September 30,
                                                      1998             1997             1998             1997
                                             -------------    -------------    -------------    -------------
Revenues                                     $      24,613    $      31,594    $      82,401    $      89,220
Cost of sales                                       16,808           18,875           54,992           52,935
                                             -------------    -------------    -------------    -------------

Gross Profit                                         7,805           12,719           27,409           36,285

Research and development                             3,525            2,953           10,384            8,502
Selling, general and administrative                  3,776            3,812           11,830           11,407
                                             -------------    -------------    -------------    -------------

Income from operations                                 504            5,954            5,195           16,376

Interest income, net                                   422              238            1,028              772
                                             -------------    -------------    -------------    -------------

Income before income tax provision                     926            6,192            6,223           17,148
Income tax provision                                   315            2,167            2,164            6,001
                                             -------------    -------------    -------------    -------------

Net income                                   $         611    $       4,025    $       4,059    $      11,147
                                             =============    =============    =============    =============

Net income per share (basic)                 $        0.08    $        0.52    $        0.52    $        1.46
                                             =============    =============    =============    =============

Net income per share (diluted)               $        0.08    $        0.49    $        0.51    $        1.37
                                             =============    =============    =============    =============


          See accompanying notes to consolidated financial statements.

                              RadiSys Corporation
           Consolidated Statement of Changes in Shareholders' Equity
                      (in thousands, except share amounts)


                                      Common stock                              Cumulative
                                    ------------------------                   translation     Retained
                                         Shares       Amount       Warrants     adjustment     earnings       Total
                                    -----------   ----------   ------------   ------------   ----------   ---------
Balances, December 31, 1995           6,014,709   $   33,627   $              $       (108)  $    1,300   $  34,819

Shares issued pursuant to
  benefit plans                          73,701          365                                                    365

Tax effect of options exercised                          569                                                    569

Translation adjustment                                                                (221)                    (221)

Stock issued for acquisition          1,300,000       10,500                                                 10,500

Warrants issued for acquisition                                       1,200                                   1,200

Net income for the year                                                                           9,546       9,546
                                    -----------   ----------   ------------   ------------   ----------   ---------

Balances, December 31, 1996           7,388,410       45,061          1,200           (329)      10,846      56,778

Exercise of warrants                    166,667        1,200         (1,200)

Shares issued pursuant to
  benefit plans                         165,018        1,605                                                  1,605

Tax effect of options exercised                          513                                                    513

Translation adjustment                                                                (848)                    (848)

Stock issued for acquisition             83,500        2,409                                                  2,409

Net income for the year                                                                          15,425      15,425

                                    -----------   ----------   ------------   ------------   ----------   ---------
Balances, December 31, 1997           7,803,595       50,788              -         (1,177)      26,271      75,882

Shares issued pursuant to
  benefit plans                         149,077        1,879                                                  1,879

Repurchase of common stock             (120,000)      (1,802)                                                (1,802)

Translation adjustment                                                                (725)                    (725)

Net income for the period                                                                         4,059       4,059

                                    -----------   ----------   ------------   ------------   ----------   ---------
Balances, September 30, 1998
  (unaudited)                         7,832,672   $   50,865   $          -   $     (1,902)  $   30,330   $  79,293
                                    ===========   ==========   ============   ============   ==========   =========


          See accompanying notes to consolidated financial statements.

                               RadiSys Corporation
                      Consolidated Statement of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                                    Nine Months Ended
                                                                                              September 30,    September 30,
                                                                                                      1998             1997
                                                                                             -------------    -------------
Cash flows from operating activities:
    Net Income                                                                               $       4,059    $      11,147
    Adjustments to reconcile net income to net
    cash provided by (used for) operating activities:
       Depreciation and amortization                                                                 3,544            3,258
       Deferred income taxes                                                                          (206)             370
       Net changes in current assets and current liabilities:
          Decrease (increase) in accounts receivable                                                 9,934           (5,272)
          Decrease (increase) in other receivables                                                     347            2,622
          Decrease (increase) in inventories                                                         6,079           (2,320)
          Decrease (increase) in other current assets                                                  535           (1,070)
          Increase (decrease) in accounts payable                                                   (5,284)              10
          Increase (decrease) in income taxes payable                                                 (633)              10
          Increase (decrease) in accrued wages and bonuses                                          (1,444)              62
          Increase (decrease) in accrued sales discounts                                              (505)            (780)
          Increase (decrease) in deferred revenue                                                     (102)            (617)
          Increase (decrease) in other accrued liabilities                                             257           (1,301)
                                                                                             -------------    -------------

       Net cash provided by (used for) operating activities                                         16,581            6,119
                                                                                             -------------    -------------

Cash flows from investing activities:
    Business acquisitions                                                                                -           (1,060)
    Capital expenditures                                                                            (2,782)          (3,502)
    Capitalized software production costs and other assets                                          (1,871)          (1,117)
                                                                                             -------------    -------------

       Net cash used for investing activities                                                       (4,653)          (5,679)
                                                                                             -------------    -------------

Cash flows from financing activities:
    Issuance of common stock, net                                                                    1,879              744
    Repurchase of common stock                                                                      (1,802)               -
    Payments on notes payable                                                                            -           (2,532)
    Payments on capital lease obligation                                                              (180)            (186)
                                                                                             -------------    -------------

       Net cash provided by (used for) financing activities                                           (103)          (1,974)
                                                                                             -------------    -------------

Effect of exchange rate changes on cash                                                               (725)             325
                                                                                             -------------    -------------

Net increase (decrease) in cash and cash equivalents                                                11,100           (1,209)
Cash and cash equivalents, beginning of period                                                      23,993           24,626
                                                                                             -------------    -------------

Cash and cash equivalents, end of period                                                     $      35,093    $      23,417
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


2.   Accounts Receivable

     Trade accounts receivable are net of an allowance for doubtful accounts of $582 and $663 at September 30, 1998 and December 31, 1997, respectively. The Company's customers are concentrated in the technology industry.


3.   Inventories

     Inventories consist of the following:

                                           Sept 30,       Dec 31,
                                              1998           1997
                                         ---------      ---------

     Raw Materials                       $  10,661      $  15,388
     Work in Process                         1,227          1,844
     Finished Goods                          4,863          5,598
                                         ---------      ---------
                                         $  16,751      $  22,830
                                         =========      =========

4.   Property and Equipment

     Property and equipment consists of the following:

                                           Sept 30,       Dec 31,
                                              1998           1997
                                         ---------      ---------

     Land                                $   1,391      $   1,387
     Manufacturing Equipment                10,282          9,996
     Office Equipment                        7,906          7,255
     Leasehold Improvements                  2,677          1,801
                                         ---------      ---------
                                            22,256         20,439

     Less:  Accum. Depr.                     9,982          8,265
                                         ---------      ---------
                                         $  12,274      $  12,174
                                         =========      =========

5.   Earnings Per Share

     Net income per share is based on the weighted average number of shares of common stock and common stock equivalents (stock options and warrants) outstanding during the periods, computed using the treasury stock method for stock options and warrants.

     Weighted average shares consist of the following:

                                                   For the three           For the nine
                                                   months ended            months ended
                                                Sept 30,   Sept 30,     Sept 30,   Sept 30,
                                                   1998       1997         1998       1997
                                                -------    -------      -------    -------
     Weighted Average Shares (basic)              7,863      7,759        7,861      7,640
     Effect of Dilutive Stock Options                76        538          143        508
                                                -------    -------      -------    -------
     Weighted Average Shares (diluted)            7,939      8,297        8,004      8,148
                                                -------    -------      -------    -------

6.   Comprehensive Income

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income." The Company has adopted the standard as of January 1, 1998. Total comprehensive income consists of the following:

                                                   For the three           For the nine
                                                   months ended            months ended
                                                Sept 30,   Sept 30,     Sept 30,   Sept 30,
                                                   1998       1997         1998       1997
                                                -------    -------      -------    -------
     Net Income                                 $   611    $ 4,025      $ 4,059    $11,147
     Translation Adjustment                          16        434         (725)       325
                                                -------    -------      -------    -------
     Total Comprehensive Income                 $   627    $ 4,459      $ 3,334    $11,472
                                                =======    =======      =======    =======

     Translation adjustment represents the Company's only Other Comprehensive Income item. Translation adjustment consists of unrealized gains/losses in accordance with SFAS No. 52, "Foreign Currency Translation". The Company has no intention of liquidating the assets of the foreign subsidiaries in the foreseeable future.

7.   Derivative Instruments

     In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.


Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     Total revenue was $24.6 million for the three months ended September 30, 1998 compared to $31.6 million for the three months ended September 30, 1997, and $82.4 million for the nine months ended September 30, 1998 compared to $89.2 million for the nine months ended September 30, 1997. Net income was $0.6 million for the three months ended September 30, 1998 compared to $4.0 million for the three months ended September 30, 1997, and $4.1 million for the nine months ended September 30, 1998 compared to $11.1 million for the nine months ended September 30, 1997.

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

REVENUES

                            Three Months Ended                           Nine Months Ended
                      -------------------------------             -------------------------------
                      (in thousands except % amounts)             (in thousands except % amounts)
                      Sept 30,      %         Sept 30,            Sept 30,       %        Sept 30,
                         1998     Change         1997                1998     Change         1997
                     --------     ------     --------            --------     ------     --------
     Revenues        $ 24,613      (22%)     $ 31,594            $ 82,401      (8%)      $ 89,220

     The decrease in revenues for the three months ended September 30, 1998 compared to the three months ended September 30, 1997 was primarily caused by customers reducing orders precipitated by the effects of the global economic conditions in the electronics market. The decrease in revenues for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 resulted primarily from the continued lower sales levels in the second and third quarters ended September 30, 1998.

COST OF GOODS SOLD

                                     Three Months Ended                           Nine Months Ended
                               -------------------------------             -------------------------------
                               (in thousands except % amounts)             (in thousands except % amounts)
                               Sept 30,      %         Sept 30,            Sept 30,       %        Sept 30,
                                  1998     Change         1997                1998     Change         1997
                              --------     ------     --------            --------     ------     --------
     Cost of Goods Sold       $ 16,808      (11%)     $ 18,875            $ 54,992      4%        $ 52,935
     As a % of Revenues           68%                   60%                  67%                     59%

     As a percentage of revenues, cost of goods sold increased for the three and nine months ended September 30, 1998 compared to the three and nine months ended September 30, 1997 primarily as a result of the product mix consisting of a larger portion of lower margin product relative to higher margin product shipped and higher manufacturing costs relative to revenue levels during the three and nine months ended September 30, 1997.

RESEARCH AND DEVELOPMENT

                                      Three Months Ended                    Nine Months Ended
                                -------------------------------      -------------------------------
                                (in thousands except % amounts)      (in thousands except % amounts)
                                     Sept 30,   Sept 30,                    Sept 30,   Sept 30,
                                        1998       1997                        1998       1997
                                     --------   --------                    --------   --------
     Research and Development        $  3,525   $  2,953                    $ 10,384   $  8,502
     As a % of Revenues                  14%         9%                        13%         10%

     The dollar increases in research and development expenses for the three and nine months ended September 30, 1998 compared to the three and nine months ended September 30, 1997, were primarily the result of increased investment in new product development and costs of enhancements to existing products. The Company continues to invest in new design wins for OEM customers and the dollar increases reflect increases in the number of employees working in research and development. Research and development increased as a percentage of revenues due to lower relative levels of revenue in 1998 compared to 1997.

SELLING, GENERAL AND ADMINISTRATIVE

                                      Three Months Ended                    Nine Months Ended
                                -------------------------------      -------------------------------
                                (in thousands except % amounts)      (in thousands except % amounts)
                                     Sept 30,   Sept 30,                    Sept 30,   Sept 30,
                                        1998       1997                        1998       1997
                                     --------   --------                    --------   --------
     Selling,  General & Admin.       $ 3,776    $ 3,812                    $ 11,830   $ 11,407
     As a % of Revenues                  15%        12%                        14%        13%

     Selling, general and administrative expenses have decreased in dollar amount in the three months ended September 30, 1998 compared to the three months ended September 30, 1997, primarily as a result of management's efforts to control discretionary spending, despite supporting higher levels of design win activity. Selling, general and administrative expenses modestly increased in dollar amount for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 primarily due to higher spending levels in the first and second quarter of 1998. Selling, general and administrative expenses increased as a percentage of revenue due to lower relative sales levels in 1998 compared to 1997.

INTEREST INCOME, NET AND INCOME TAX PROVISION

                                     Three Months Ended                           Nine Months Ended
                               -------------------------------             -------------------------------
                               (in thousands except % amounts)             (in thousands except % amounts)
                               Sept 30,      %         Sept 30,            Sept 30,       %        Sept 30,
                                  1998     Change         1997                1998     Change         1997
                              --------     ------     --------            --------     ------     --------
     Interest Income, net     $    422       77%      $    238            $  1,028      33%       $    772
     Income Tax Provision     $    315      (85%)     $  2,167            $  2,164     (64%)      $  6,001

     Interest income, net includes interest income, interest expense, bank charges, capital asset losses and foreign currency transaction gains or losses. The increase in interest income, net for the three and nine months ended September 30, 1998 compared to the same periods in 1997 is the result of higher average cash balances invested.

     The percentage and dollar amount decrease in the income tax provision is attributable to decreased net income before taxes in 1998 and a decrease in the effective tax rate for the six months ended September 30, 1998.

YEAR 2000 ISSUES

     The Company recognizes the importance to its operations of Year 2000 issues and is working to maintain the availability and integrity of its financial systems and the reliability of its operational systems. In that regard, the Company has already attempted to identify all internal information technology ("IT") and non-IT systems which may be affected by the Year 2000 issues, as well as, third party IT and non-IT systems that the Company relies upon and the third parties' Year 2000 readiness.

     Within the last two years the Company has evaluated and upgraded or replaced the software packages underlying the Company's financial systems, major manufacturing systems, internal and external communication systems, and desktop systems, as appropriate, to address Year 2000 readiness issues. The Company has also performed an in-depth analysis of all of its products. An analysis of each products' Year 2000 readiness is provided on the Company's webpage (http://www.radisys.com/). In addition, the Company has been in contact with all major external third party providers to assess their Year 2000 readiness; this includes third parties who provide financial, payroll, communications, component, and integration services to the Company.

     Subsequent to performing the above steps, the Company has and will continue to make certain investments in its systems, applications and products to address Year 2000 issues. The Company believes that it has completed all of the basic analysis of its Year 2000 readiness, completed the majority of system upgrades and replacements it requires to be Year 2000 ready, and is now in the process of evaluating non-material and non-mission critical applications. The Company expects that it will continue to address Year 2000 readiness issues up to and including the Year 2000, and will react as appropriate to newly-identified issues.

     The Company is in the process of establishing contingency plans for material IT systems and third party providers that the Company relies upon.

     The total cost associated with required modifications to become Year 2000 compliant has not been and is not expected to be material to the Company's results of operations, liquidity and financial condition.

     The above statements contain certain risks and uncertainties. These risks and uncertainties could include the risk of unidentified bugs in the source code of prepackaged or custom software, misrepresentation by third party vendors, unidentified dependency upon a system that is not Year 2000 ready, unidentified non-IT systems, or misdiagnosed Year 2000 readiness in existing systems. Although the Company believes that its efforts described above have significantly reduced the risk that Year 2000 issues could significantly interrupt the Company's normal business operations or adversely affect the performance of the Company's products, due to general uncertainty inherent in the Year 2000 problem and in particular about the readiness of third parties, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition.


LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1998, the Company had $35.1 million in cash and cash equivalents, which represents the Company's principal source of liquidity. The Company had working capital of approximately $60.9 million. The Company maintains a $10.0 million line of credit with a bank which has been extended to October 1999. The Company has not drawn any funds under this line of credit. Net cash provided by operating activities for the nine months ended September 30, 1998 was $16.6 million as compared with $6.1 million for the nine months ended September 30, 1997 primarily as a result of an increase in depreciation and amortization, decreases in accounts receivable, inventories and other current assets, and increases in other accrued liabilities. These increases in cash flow were offset by decreases in net income and deferred income taxes, accounts payable, income taxes payable, accrued wages and bonuses and accrued sales discounts.

     Capital expenditures were $2.8 million for the nine months ended September 30, 1998 and $3.5 million for the nine months ended September 30, 1997. Capital expenditures for the nine months ended September 30, 1998 were primarily for the purchase of leasehold improvements and office furniture related to the Company's corporate headquarters and manufacturing equipment.

     The Company believes that existing cash and cash equivalents and cash from operations will be sufficient to fund its operations for at least the next 12 months.

                                     PART II
                                OTHER INFORMATION


Item 4. Legal Proceedings

In September 1998 the Company was named as a third party defendant in a third party complaint filed in Maricopa County Superior Court in Arizona entitled Interactive Flight Technologies, Inc. v. Avnet, Inc. v. Simple Technology Incorporated v. RadiSys Corporation et. al. (No. CV 98-10285). The complaint relates to an in-flight entertainment system designed by the Company that incorporated allegedly failure-prone disk drives manufactured and distributed by third parties. The lawsuit, initially commenced by Interactive Flight Technologies, Inc. ("Interactive"), the Company s customer, against Avnet, Inc. ("Avnet"), a distributor, involves several parties that participated in the manufacture, distribution, integration, sale and design of the disk drives for the entertainment system between September 1996 and April 1998. In the complaint, a third party defendant, Simple Technology Incorporated ("Simple"), an integrator that provided the disk drives under its name to Avnet and against which Avnet is seeking indemnity, claims that it is entitled to be indemnified by the Company under common law or equitable principles against any liability of Simple to Avnet, as well as costs, expenses and attorneys fees, or, alternatively, that the Company is obligated to contribute to any liability of Simple to Avnet to the extent that Avnet's damages are attributable to the Company's negligence. Interactive has alleged in the litigation that its damages include the purchase price for the disk drives of approximately $1.8 million , out-of-pocket expenditures expected to exceed $2.3 million and damage to Interactive's reputation and business, including damage to Interactive's relationship with two major air carriers. Avnet has answered by alleging, among other things, that its contract with Interactive contained a limitation of liability provision that precludes Avnet's liability for any indirect or consequential damages. Defense of this action has been tendered to the Company s insurance carrier, which the insurance carrier has accepted with reservation of rights. While the Company is in the process of investigating this matter, it believes it has meritorious defenses and that the resolution of this litigation will not have a material adverse effect on the financial condition, results of operations or business of the Company.

Item 5. Other Information

In accordance with amendments adopted on May 21, 1998 to Rule 14a-4 under the Securities Exchange Act of 1934, if notice of shareholder proposal to be raised at the annual meeting of shareholders is received at the principal executive offices of the Company after February 25, 1999, proxy voting on that proposal when and if raised a the 1999 annual meeting will be subject to the discretionary voting authority of the designated proxy holders. Any shareholder proposal to be considered for inclusion in proxy materials for the Company's 1999 annual meeting must be received at the principal executive offices of the Company no later than December 2, 1998.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27   Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       RADISYS CORPORATION


                                       BRIAN V. TURNER
                                       -----------------------------------------
Date: November 9, 1998                 Brian V. Turner
                                       Vice President of Finance and
                                       Administration and Chief Financial
                                       Officer
                                      (Authorized officer and Principal
                                       Financial Officer)

                                  EXHIBIT INDEX



    Exhibit No.                 Description
    -----------                 -----------

        27                      Financial Data Schedule