Form 10-K405
period 1998-12-31
RADISYS CORP
filed 1999-03-19
CIK 873044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

                                  Common Stock


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. (X )

Aggregate market value of the voting stock held by non-affiliates of the Registrant at March 10, 1999: $159,593,820. For purposes of the calculation executive officers, directors and holders of 10% or more of the outstanding Common Stock are considered affiliates.

Number of shares of Common Stock outstanding as of  March 10, 1999: 7,904,115.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                               Part of Form 10-K into
                 Document                        which Incorporated
     -------------------------------           ----------------------
     Proxy Statement for 1999 Annual
     Meeting of Shareholders                          Part III

                               RADISYS CORPORATION

                                    FORM 10-K

TABLE OF CONTENTS

Part I

   Item 1     Business                                                       3
   Item 2     Properties                                                     9
   Item 3     Legal Proceedings                                              9
   Item 4     Submission of Matters to a Vote of Security Holders            9
   Item 4(a)  Executive Officers of the Registrant                           9

Part II

   Item 5     Market for the Registrant's Common Equity and
                Related Shareholder Matters                                 11
   Item 6     Selected Financial Data                                       12
   Item 7     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         12
   Item 8     Financial Statements and Supplementary Data                   16
   Item 9     Changes In and Disagreements With Accountants on
                Accounting and Financial Disclosure                         17

Part III

   Item 10    Directors and Executive Officers of the Registrant            17
   Item 11    Executive Compensation                                        17
   Item 12    Security Ownership of Certain Beneficial Owners
                and Management                                              17
   Item 13    Certain Relationships and Related Transactions                17

Part IV

   Item 14    Exhibits, Financial Statement Schedules
              and Reports on Form 8-K                                       17

Signatures                                                                  32

                                     PART I

ITEM 1.   BUSINESS

RadiSys Corporation ( "RadiSys" or the "Company"), incorporated in 1987, is an independent designer and manufacturer of embedded computer solutions used by original equipment manufacturers ("OEMs") for products in the manufacturing automation, telecommunications, medical devices, transportation, gaming, retail/office automation, and the test and measurement industries. Unlike general purpose computers, embedded computer solutions are incorporated into systems and equipment to provide a single or a limited number of critical system control functions and are generally integrated into larger automated systems. RadiSys' embedded computers are based upon the Intel x86 or the Texas Instruments C6x architectures and are typically capable of running PC-compatible operating systems and application software. The Company offers a broad spectrum of solutions, including application-specific embedded computer subsystems, board-level modules, software and chip-level products.

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

Embedded computer solutions are incorporated into a broad range of products, including blood analyzers, patient monitors, ultrasound machines, voice message systems, local area network routers, cellular base stations, semiconductor manufacturing equipment, electronics assembly equipment, metal grinding equipment, gaming equipment, anticollision systems, intelligent highway systems, bar code scanners, point of sale terminals and automated teller machines. Unlike PC products, which have experienced and will likely continue to experience short product cycles, a typical embedded computer solution has a relatively long product life, with most designs lasting through the life cycles of the products into which they are integrated, often three to seven or more years.

The embedded computer market can be segmented by annual unit volume. At unit volumes of above about 50,000 units per year, OEMs generally decide to produce their own solutions. At low unit volumes of less than 500 units per year, where customized requirements such as space, cost, functionality and power usually cannot be met efficiently by OEMs, such OEMs typically use off-the-shelf catalog bus/board products. In the intermediate segment (between 500 and 50,000 units per year), unit volumes are sufficient to support a significant design effort but are not large enough to take advantage of very high volume manufacturing channels or to support custom semiconductor designs. Industry applications contained within this intermediate segment of the market include manufacturing automation equipment, telecommunications equipment, medical devices, transportation systems, retail automation equipment and test and measurement equipment. Based on industry sources, the Company believes sales of embedded computer solutions into the intermediate segment of the embedded computer market represented over two-thirds of dollar sales in the total embedded computer market in 1998.

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

Leverage Intel x86 Expertise in Embedded Computer Market. RadiSys combines the technical expertise of thousands of man-years of Intel x86 architecture experience with a close working relationship with Intel to design and manufacture innovative Intel-based solutions for its OEM customers. The Company intends to capitalize on the widespread acceptance of the Intel x86 architecture, the availability of powerful yet inexpensive software, and the development of flexible I/O and peripheral devices to increase adoption of Intel x86 architecture as the preferred solution of OEMs. Additionally, the Company and Intel's Computer Enhancement Group are working together to develop and market chip-level and board-level products for the embedded computer market in order to facilitate the implementation of x86 designs into a broadening array of new OEM end products.

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

Software. In January 1999 the Company introduced INtime 2.0, which enhances the Microsoft Windows NT real-time capabilities for use by OEMs in the embedded market. "Real-time" is the term typically used to describe those applications on the upper end of embedded applications that require system response times in the sub-millisecond range.

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

The Company markets its products primarily in North America, Western Europe and Japan. In 1998, the Company had no customer whose sales were more than 10% of total revenues; the top 25 customers accounted for approximately 74% of 1998 sales. In North America, products are sold principally by a direct sales force. The Company has U.S. regional offices in Boston and San Jose. Each region has a regional sales manager, and four to six sales and applications engineers. The field sales force is supported by approximately 28 factory-based applications engineers, product marketing personnel and sales support personnel. In addition, the Company's management plays a key role in the Company's marketing and selling efforts.

In Japan, the Company sells its products through a wholly-owned Japanese subsidiary, RadiSys K.K., that markets the Company's products directly and through several distributors in Japan. In Europe, the Company sells its products through wholly owned subsidiaries in the United Kingdom, RadiSys UK Ltd., and RadiSys International, and through approximately 23 distributors throughout Europe. RadiSys has regional sales offices in Swindon, United Kingdom; Munich, Germany; Paris, France and Eindhoven, Netherlands. In 1996, 1997 and 1998, international sales represented approximately 27%, 30% and 29%, respectively, of revenues. Substantially all of the Company's international sales are denominated in U.S. dollars.

The Company has established distributor relationships with Arrow/Schweber Electronics, Pioneer-Standard Electronics, Inc., and Wyle Electronics in North America and approximately 26 distributors in Europe to market the Company's chip-level and Multibus products.

Research, Development and Engineering

The Company believes its research, development and engineering expertise represents an important competitive advantage. The Company's research, development and engineering staff at December 31, 1998 consisted of approximately 150 engineers and technicians.

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

The embedded computer market is subject to rapid technological development, product innovation and competitive pressures. Consequently, the Company has invested and will continue to invest resources in the research and development of (i) building blocks such as embedded modules, platforms, chips and low-level firmware, (ii) application-specific embedded computers for specific customers and (iii) design processes and tools. In 1996, 1997 and 1998, the Company invested $8.2 million, $11.7 million and $13.6 million, respectively, on research and development.

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

The Company has three automated lines for SMT board assembly, which are based on equipment purchased primarily from Universal Instruments. Aggregate production capacity exceeds 15,000 ultra-fine-pitch SMT boards per month. The Company estimates that, as currently configured, the three lines have sufficient capacity on multiple-shift operation to handle planned demand well into 1999. Each of the lines is modular and thus readily expandable by adding additional inline equipment.

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

The Company relies on external suppliers for bare printed-circuit board fabrication, machine-inserted through-hole circuit boards, semiconductor components, mechanical assemblies, and semiconductor foundry services. Although many of the raw materials and much of the equipment used in the Company's manufacturing operation are available from a number of alternate sources, certain of these components are obtained from a single supplier or a limited number of suppliers.

The Company is dependent on third parties for a continuing supply of the components it uses in the manufacture of its products. For example, the Company is dependent solely on Intel for the supply of microprocessors and other components and depends on Sharp Electronics, Maxim Integrated Products, Inc. and Cirrus Logic, Inc. as sole source suppliers for other components, for some of which the Company would encounter difficulty in locating alternative sources of supply.

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

Backlog

As of December 31, 1998, the Company's backlog was approximately $26.3 million, as compared to $38.7 million as of December 31, 1997. The Company includes in its backlog all purchase orders scheduled for delivery within twelve months, although a majority of the backlog is typically scheduled for delivery within 90 days.

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

Employees

As of December 31, 1998, the Company had 460 employees, of which 411 were regular employees and 49 were agency temporary employees or contractors. The Company is not subject to any collective bargaining agreement, has never been subject to a work stoppage, and believes that its relations with employees are good.

Forward Looking Statements

Statements and information in this Annual Report on Form 10-K, and the statements the Company's management may make from time to time, regarding future industry trends, the Company's expected revenues, earnings and anticipated gross margins, the Company's future development and introduction of products, and the Company's future liquidity, development, and business activities, constitute forward looking statements that involve a number of risks and uncertainties. The following are among the factors that could cause actual results to differ materially from the forward looking statements: business conditions and growth in the electronics industry and general economies, both domestic and international, including conditions precipitated by the Asian economies; uncertainty of market development; dependence on a limited number of OEM customers; dependence on limited or sole source suppliers; dependence on the relationship with Intel Corporation ("Intel"); dependence on Intel's support of the embedded computer market; lower than expected customer orders or variations in customer order patterns due to changes in demand for customers' products and customer and channel inventory levels; competitive factors, including increased competition, new product offerings by competitors and price pressures; the availability of parts and components at reasonable prices; changes in product mix; dependence on proprietary technology; technological difficulties and resource constraints encountered in developing new products; and product shipment interruptions due to manufacturing difficulties. See

Items 7 and 14 of this report. The forward looking statements contained in this Annual Report on Form 10-K regarding industry trends, product development and introductions, and liquidity and future business activities should be considered in light of these factors.


ITEM 2.   PROPERTIES

The Company leases an aggregate of approximately 130,000 square feet of office and manufacturing space in two buildings in Hillsboro, Oregon, 13,000 square feet of office space in Newton, Massachusetts and 20,000 square feet of office space in Beaverton, Oregon. The company owns three parcels of land adjacent to its Hillsboro facility, which are being held for future expansion. The Company also leases two small sales offices in the U.S. and one each in Swindon, United Kingdom, Toyko, Japan, Eindhoven, the Netherlands, Paris, France and Munich, Germany. Total lease costs of all these facilities are approximately $2.0 million per year, plus certain building operating expenses.


ITEM 3.   LEGAL PROCEEDINGS

In the normal course of business the Company from time-to-time has ongoing litigation. At December 31, 1998, the Company had no asserted legal matters. The Company is aware of certain unasserted matters to which, if asserted, the Company believes it has meritorious defenses. The Company does not expect these matters to have a material financial effect on its operations or net assets, if asserted.

In September 1998 the Company was named as a third party defendant in a third party complaint filed in Maricopa County Superior Court in Arizona entitled Interactive Flight Technologies, Inc. v. Avnet, Inc. v. Simple Technology Incorporated v. RadiSys Corporation et. al. (No. CV 98-10285). The complaint relates to an in-flight entertainment system designed by the Company that incorporated allegedly failure-prone disk drives manufactured and distributed by third parties. The Company has been informed that the cases have been dismissed without prejudice.

The Company has no other material litigation currently pending.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM 4(a)   EXECUTIVE OFFICERS OF THE REGISTRANT

As of March 10, 1999, the names, ages and positions held by the directors and executive officers of the Company were as follows:

               Name              Age     Position with the Company
               ----              ---     -------------------------
      Dr. Glenford J. Myers      52      Chairman of the Board,
                                         President and Chief Executive Officer
      Stuart F. Cohen            39      Vice President of Marketing
      Ronald A. Dilbeck          45      Vice President and General Manager,
                                         Automation Equipment Division
      Douglas D. Goodyear        44      Senior Vice President of Sales

      Arif Kareem                46      Vice President and General Manager,
                                         Telecommunications Division
      John Sonneborn             41      Vice President of Manufacturing
      Brian V. Turner            39      Vice President of Finance and Administration
                                         and Chief Financial Officer
      Stephen J. Verleye         43      Vice President and General Manager,
                                         Automation Equipment Division
      John D. Watkins            50      Vice President of Corporate Development
      Diane M. Williams          45      Vice President of Human Resources

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

Stuart F. Cohen joined the Company in January 1999 as its Vice President of Marketing. From 1997 to 1998, Mr. Cohen was Vice President, Worldwide Marketing for InFocus Systems, Inc. From 1981 to 1997, Mr. Cohen held various sales and marketing management positions for IBM, Inc., the most recent being Director of Worldwide Marketing, Networking Division. Mr. Cohen holds a B.S. in Business Administration from the Arizona State University.

Ronald A. Dilbeck joined the Company in May 1996 as its Vice President and General Manager, Automation and Control Division. In October 1998, Mr. Dilbeck was appointed joint responsibility of the merged Automation Equipment Division. From 1994 to 1996, Mr. Dilbeck was President and Chief Executive Officer of nCUBE, Inc. From 1983 to 1994, he held various engineering management positions, the most recent being Director of Integration Services. Mr. Dilbeck holds an M.S.E.E. from Washington State University and B.S.E.E. and B.S. Mathematics from Oregon State University.

Douglas D. Goodyear joined the Company in October 1998 as its Senior Vice President of Sales. From 1995 to 1998, Mr Goodyear was Vice President, Worldwide Sales of Actel Corp. From 1990 to 1995, Mr. Goodyear served as Vice President of North American Sales for the Microelectronics Group of Sharp Electronics. Additionally, he has held various sales and sales management positions with Hitachi, Advanced Micro Devices, and Signetics Corp., a Philips Company. Mr. Goodyear holds a B.S. in both Computer Science and Industrial Mgt. from the University of Nebraska.

Arif Kareem joined the Company in July 1997 as Vice President, Telecom Business Unit, and was appointed Vice President and General Manager, Telecommunications Division in October 1997. From 1980 to 1997 Mr. Kareem held various engineering and marketing management roles at Tektronix, Inc. before serving as General Manager of Tektronix's Telecom Product Line, and subsequently General Manager of the Communications Test Business Unit. His most recent role at Tektronix was as Director of Strategic Marketing for the Measurement Division. Mr. Kareem holds a B.S.E.E. and an M.S.E.E. from Lehigh Universtiy, and an M.B.A. from the University of Oregon.

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

Stephen J. Verleye joined the Company in September 1993 as its Vice President of Marketing, and subsequently served as the Company's Vice President of Business Development. In October 1998, Mr. Verleye was appointed joint responsibility of the merged Automation Equipment Division. Mr. Verleye was appointed Vice President and General Manager, Commercial Equipment Division, in May 1996. From 1986 to 1993, Mr. Verleye held various marketing management roles at Sequent Computer Systems, Inc., the most recent being Director of Product Marketing. From 1977 to 1986, Mr. Verleye held various sales and marketing roles at Intel. Mr. Verleye holds a B.S.E.E. from the University of Notre Dame.

John D. Watkins joined the Company in December 1988 as the Chief Financial Officer and Vice President of Finance and Administration. In November 1998, Mr. Watkins was appointed to Vice President of Corporate Development relinquishing responsibilities of sales. Mr. Watkins was appointed to Executive Vice President in September 1994 and assumed responsibilities for sales until 1998. From 1984 to 1988, Mr. Watkins was Chief Operating Officer of Interconnect Technology, Inc., an electronics manufacturing company. Mr. Watkins is a certified public accountant. Mr. Watkins holds a B.S. in Economics from Portland State University.

Diane M. Williams joined the company in August 1998 as its Vice President of Human Resources. From 1990 to 1998 Ms. Williams held various roles at Sequent Computer Systems, Inc., most recently Vice President of Human Resources. Ms. Williams also spent time at Compaq Computer Corporation where she was Manager of Enterprise Sales Development. Prior to Compaq and Sequent, Ms. Williams held various human resources management positions at Amdahl Computer Corporation and First City Bancorporation of Texas. She holds a B.A. Degree from State University of New York at Stony Brook and an M.Ed. from the University of Houston.


                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S  COMMON EQUITY AND
          RELATED SHAREHOLDER MATTERS.

The Company's Common Stock has been traded on the Nasdaq National Market since the Company's initial public offering in 1995 under the symbol "RSYS". The following table sets forth, for the periods indicated, the highest and lowest closing sale prices for the Common Stock, as reported by the Nasdaq National Market.

                                            High              Low
                                            ----              ---
     1997
          First Quarter                     $66 1/2           $23 1/4
          Second Quarter                    $42 1/2           $27 3/4
          Third Quarter                     $54 3/4           $34
          Fourth Quarter                    $48 1/4           $36 1/4

     1998
          First Quarter                     $38 5/8           $21 5/8
          Second Quarter                    $29 3/4           $17 3/4
          Third Quarter                     $22 1/2           $11 3/8
          Fourth Quarter                    $31 5/8           $12

On March 10, 1999, the last reported sale price of the Common Stock on the Nasdaq National Market was $29 1/2.

The Company has never paid any cash dividends on its Common Stock and does not expect to declare cash dividends on the Common Stock in the foreseeable future. The Company's current policy is to retain all of its earnings to finance future growth.

As of March 10, 1999, there were approximately 94 holders of record of the Company's Common Stock. The Company believes that the number of beneficial owners is substantially greater than the number of record holders because a large portion of the Company's outstanding Common Stock is held of record in broker "street names" for the benefit of individual investors.


ITEM 6.   SELECTED FINANCIAL DATA

(In thousands, except per share data)                                           Year Ended December 31,
                                                                   1994         1995         1996         1997         1998
                                                               --------     --------     --------     --------     --------
Consolidated Statement of Operations Data
     Revenues                                                  $ 20,241     $ 35,025     $ 81,043     $125,442     $108,198
     Gross profit                                                 8,336       12,033       33,655       50,133       36,630
     Income from operations                                       1,334        2,018       13,603       22,632        6,738
     Net income                                                   1,365        1,516        9,546       15,425        5,432
     Net income per share (diluted)                                0.35         0.35         1.30         1.93         0.68
     Weighted average shares outstanding (diluted)                3,884        4,355        7,362        8,003        8,034

Consolidated Balance Sheet Data:
     Working Capital                                           $  7,917     $ 31,808     $ 45,830     $ 58,808     $ 63,348
     Total assets                                                12,367       39,112       80,253       94,943       94,454
     Long term obligations, excluding
       current portion                                                -          884          648          399           88
     Total shareholders' equity                                   9,649       34,819       56,778       75,882       81,696


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Total revenue was $108.2 million for 1998, compared to $125.4 million for 1997. Net income was $5.4 million for 1998, compared to $15.4 million for 1997. Although design wins continued being completed for production during 1998, the effect of negative global economic conditions in the electronics market adversely affected customer order volumes decreasing total revenue levels and profitability, compared to 1997.

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


Results of Operations

The following table sets forth certain operating data as a percentage of revenues for the years ended December 31, 1996, 1997 and 1998.

                                                           Year Ended December 31,
                                                        1996         1997         1998
                                                     -------      -------      -------
Revenues                                               100.0%       100.0%       100.0%
Cost of sales                                           58.5         60.0         66.1
                                                     -------      -------      -------

Gross margin                                            41.5         40.0         33.9
Research and development                                10.1          9.3         12.6
Selling, general and administrative                     14.6         12.7         15.1
                                                     -------      -------      -------

Income from operations                                  16.8         18.0          6.2
Interest income, net                                     1.3          0.9          1.5
                                                     -------      -------      -------

Income before income tax provision                      18.1         18.9          7.7
Income tax provision                                     6.3          6.6          2.7
                                                     -------      -------      -------

Net income                                              11.8%        12.3%         5.0%
                                                     =======      =======      =======


Years Ended December 31, 1996, 1997, and 1998

Revenues. Revenues decreased 14% to $108.2 million for 1998 from $125.4 million for 1997. The decrease in revenues in 1998 was primarily caused by customers reducing orders precipitated by the effects of the global economic conditions in the electronics market. For 1998, sales to the Company's 25 largest customers constituted 74% of revenues, as compared to 65% and 73% for 1997 and 1996, respectively.

Revenues increased 55% to $125.4 million for 1997 from $81.0 million for 1996. The increase in revenues in 1997 resulted primarily from design wins ramping into production during 1997 and reporting a full year of revenues in 1997 from the acquisition of Multibus on April 29, 1996.

Gross Margin. Gross margin decreased to 33.9% for 1998 from 40.0% for 1997 primarily as a result of the product mix consisting of a larger portion of lower margin product relative to higher margin product shipped and higher manufacturing costs relative to revenue levels during 1998. The Company's general business model is to price its products for new design wins at roughly 30-35% gross margins, because the Company believes this gross margin represents the best elasticity point to maximize design wins and long term growth. As such, the Company expects gross margins to decline gradually over time as new design wins ramp into production. Typically, products ramp into production 12 to 24 months after the design is won.

Gross margin decreased for 1997 to 40.0% from 41.5% for 1996 because of lower margin design wins ramping into production compared to 1996.

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

Research and Development. Research and development expenses increased 16% to $13.6 million for 1998 from $11.7 million for 1997, primarily as a result of increased investment in new product development and costs of enhancements to existing products. The Company continues to invest in new design wins for OEM customers and the dollar increases reflect increases in the number of employees working in research and development. Research and development expenses as a percentage of total revenue increased in 1998, compared to 1997, primarily as a result of lower revenue levels.

Research and development expenses increased 42% to $11.7 million for 1997 from $8.2 million for 1996, primarily as the result of increased investment in new product development and costs of enhancements to existing products.

Selling, General and Administrative. Selling, general and administrative expenses increased 3% to $16.3 million for 1998 from $15.8 million for 1997. Selling, general and administrative expenses increased in 1998 as a percentage of revenues to 15.1%. The dollar increase and the increase as a percentage of total revenue are primarily due to the selling effort to maintain high design win activity with lower revenue levels, compared to 1997.

Selling, general and administrative expense increased 34% to $15.8 million for 1997 from $11.8 million for 1996 primarily as a result of increased personnel, facilities, and travel, to support higher levels of sales since 1996, to support the acquired Multibus operations in 1996 and increases in costs required to expand international operations.

Interest Income, Net. Interest income, net increased 43% to $1.6 million for 1998 from $1.1 million in 1997, and remained stable for 1997 and 1996 at $1.1 million. The increase for 1998 was primarily the result of interest income earned from increased average cash and cash equivalents balances throughout 1998.

Income Tax Provision. The income tax provisions for 1996, 1997 and 1998 reflect effective income tax rates of 35.0%, 35.0% and 34.6%. The slight decrease in the effective tax rate for 1998 is directly attributable to lower net income. The income tax rate reflects statutory rates for the Company's operations, taking into account financial reporting adjustments as they differ from statutory treatment.

Liquidity and Capital Resources

As of December 31, 1998, the Company had $38.8 million in cash and equivalents, which represents the Company's principal source of liquidity. As of December 31, 1998, the Company had working capital of approximately $63.3 million. The working capital balance increased primarily due to cash generated from operations and related decreases in current liabilities, all offset by the decrease in accounts receivable and inventories balances.

Net cash provided by operating activities was $10.6 million, $7.2 million and $20.6 million for 1996, 1997 and 1998, respectively. The increase in net cash provided by operating activities in 1998 was largely attributable to decreases in accounts receivable of $8.4 million and in inventories of $7.1 million primarily related to lower revenue volume impact on accounts receivable collections and inventory requirements.

In October 1998, the Company renewed its $10.0 million line of credit with a bank. Amounts outstanding under the line of credit will accrue interest at an annual rate equal to the lower of the IBOR plus 1.25 to 2.0% or lender's prime rate. The Company has not drawn any funds under this line of credit.

Capital expenditures were $7.2 million, $3.7 million and $3.2 million in 1996, 1997 and 1998, respectively. These capital expenditures were primarily for the purchase of leasehold improvements, manufacturing equipment, and plant modernization. The Company began occupying its second building in Hillsboro, Oregon in January 1998. In 1997 the Company purchased one adjacent parcel of land for future expansion. Capital expenditures for 1999 are expected to range from $3.0 million to $5.0 million for ongoing operational assets.

The Company believes its existing cash and cash equivalents and cash from operations will be sufficient to fund its operations for at least the next 12 months. Because the Company's capital requirements cannot be predicted with certainty, there is no assurance that the Company will not require additional financing prior to the expiration of 12 months.

Year 2000 Issues

The Company recognizes the importance to its operations of Year 2000 issues and is working to maintain the availability and integrity of its financial systems and the reliability of its operational systems. In that regard, the Company has already attempted to identify all internal information technology ("IT") and non-IT systems which may be affected by the Year 2000 issues, as well as third party IT and non-IT systems that the Company relies upon and the third parties' Year 2000 readiness.

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

The total cost associated with required modifications to become Year 2000 compliant has not been and is not expected to be material to the Company's results of operations, liquidity and financial condition. The Company estimates that it has incurred, and will incur, a total of approximately $0.5 million for its Year 2000 readiness programs. These costs are a portion of ongoing company resources and are not separately identifiable.

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

Subsequent Events

On March 1, 1999, the Company purchased assets of International Business Machine Corporation ("IBM") dedicated to the design, manufacture and sale of all IBM's ARTIC communications coprocessor adapter hardware and software for wide area network (WAN) and other telephony applications (the "Acquisition"). In addition, pursuant to the terms of the Acquisition, IBM licensed the use of certain patents to the Company. The Acquisition will be accounted for using the purchase method. The aggregate purchase price of approximately $28.0 million (including direct costs of acquisition) was allocated to purchased inventory, certain fixed assets and excess of purchase price over fair value of tangible assets acquired.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

                                                                            Page

          Independent Accountants' Report                                    18

          Consolidated Statement of Operations for  the years ended          19
            December 31, 1996, 1997 and 1998

          Consolidated Balance Sheet at December 31, 1997 and 1998           20

          Consolidated Statement of Changes in Shareholders' Equity for      21
            the years ended December 31, 1996, 1997 and 1998

         Consolidated Statement of Cash Flows for the years ended            22
            December 31, 1996, 1997 and 1998

         Notes to Consolidated Financial Statements                          23

         Schedule of Valuation and Qualifying Accounts                       33


Quarterly Financial Data (Unaudited)

(In thousands, except per share amounts)

                                         Year Ended December 31, 1997                   Year Ended December 31, 1998
                                 -------------------------------------------     -------------------------------------------
                                   First      Second       Third      Fourth       First      Second       Third      Fourth
                                 Quarter     Quarter     Quarter     Quarter     Quarter     Quarter     Quarter     Quarter
Revenues                         $27,830     $29,796     $31,594     $36,222     $33,663     $24,125     $24,613     $25,797
Gross profit                      11,645      11,921      12,719      13,848      12,119       7,485       7,805       9,221
Income from operations             5,000       5,422       5,954       6,256       4,481         210         504       1,543
Net income                         3,422       3,700       4,025       4,278       3,125         323         611       1,373
Net income per share (basic)        0.46        0.48        0.52        0.55        0.40        0.04        0.08        0.18
Net income per share                0.43        0.46        0.49        0.53        0.39        0.04        0.08        0.17
   (diluted)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III

Certain information required by Part III is omitted from this Report in that the Registrant will file its definitive proxy statement for the Annual Meeting of Stockholders to be held on May 18, 1999, pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.


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

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM  8-K

(a)(1)   Financial Statements

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Shareholders of
RadiSys Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in shareholders' equity, and of cash flows present fairly, in all material respects, the financial position of RadiSys Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Portland, Oregon
January 22, 1999, except as to Note 8,
   which is as of March 1, 1999

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)


                                                                 Year Ended December 31,
                                                          1996              1997              1998
                                                     ---------         ---------         ---------
Revenues                                             $  81,043         $ 125,442         $ 108,198
Cost of sales                                           47,388            75,309            71,568
                                                     ---------         ---------         ---------

Gross profit                                            33,655            50,133            36,630

Research and development                                 8,222            11,712            13,591
Selling, general and administrative                     11,830            15,789            16,301
                                                     ---------         ---------         ---------

Income from operations                                  13,603            22,632             6,738

Interest income, net                                     1,083             1,097             1,573
                                                     ---------         ---------         ---------

Income before income tax provision                      14,686            23,729             8,311

Income tax provision                                     5,140             8,304             2,879
                                                     ---------         ---------         ---------

Net income                                           $   9,546         $  15,425         $   5,432
                                                     =========         =========         =========

Net income per share (basic)                         $    1.38         $    2.01         $    0.69
                                                     =========         =========         =========

Net income per share (diluted)                       $    1.30         $    1.93         $    0.68
                                                     =========         =========         =========


         The accompanying notes are an integral part of this statement.

                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except share amounts)


                                                                                        December 31,
                                                                                       1997             1998
                                                                                -----------      -----------
ASSETS
   Current assets:
     Cash and cash equivalents                                                  $    23,993      $    38,831
     Accounts receivable, net                                                        27,983           19,603
     Other receivables                                                                  503              216
     Inventories                                                                     22,830           15,706
     Other current assets                                                             1,910            1,662
     Deferred income taxes                                                              251
                                                                                -----------      -----------

        Total current assets                                                         77,470           76,018

     Property and equipment, net                                                     12,174           11,759
     Other assets, net                                                                5,299            6,677
                                                                                -----------      -----------

        Total assets                                                            $    94,943      $    94,454
                                                                                ===========      ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
     Accounts payable                                                           $    10,840      $     7,848
     Income taxes payable                                                             1,558              850
     Accrued wages and bonuses                                                        2,893            1,653
     Accrued sales discounts                                                          1,211              748
     Deferred revenue                                                                 1,234              548
     Deferred income taxes                                                                               190
     Other accrued liabilities                                                          712              556
     Current portion of capital lease obligation                                        214              277
                                                                                -----------      -----------

        Total current liabilities                                                    18,662           12,670
                                                                                -----------      -----------

   Obligations under capital lease                                                      399               88
                                                                                -----------      -----------

   Commitments and contingencies

   Shareholders' equity:
     Common stock, no par value, 50,000,000 shares authorized,
        7,803,595 and 7,841,738 shares issued and outstanding                        50,788           51,108
     Retained earnings                                                               26,271           31,703
     Accumulated other comprehensive income:
        Cumulative translation adjustment                                            (1,177)          (1,115)
                                                                                -----------      -----------

        Total shareholders' equity                                                   75,882           81,696
                                                                                -----------      -----------

        Total liabilities and shareholders' equity                              $    94,943      $    94,454
                                                                                ===========      ===========


         The accompanying notes are an integral part of this statement.

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      (in thousands, except share amounts)

                                                                              Accumulated
                                           Common Stock                             other                                     Total
                                     -----------------------                comprehensive     Retained                comprehensive
                                         Shares       Amount     Warrants          income     earnings        Total          income
                                     ----------   ----------   ----------   -------------   ----------   ----------   -------------
Balances, December 31, 1995           6,014,709   $   33,627   $            $        (108)  $    1,300   $   34,819   $
Shares issued pursuant to
   benefit plans                         73,701          365                                                    365
Tax effect of options exercised                          569                                                    569
Stock issued for acquisition          1,300,000       10,500                                                 10,500
Warrants issued for acquisition                                     1,200                                     1,200
Translation adjustment                                                               (221)                     (221)           (221)
Net income for the year                                                                          9,546        9,546           9,546
                                     ----------   ----------   ----------   -------------   ----------   ----------   -------------
Balances, December 31, 1996           7,388,410       45,061        1,200            (329)      10,846       56,778
Comprehensive income, year
   ended 1996                                                                                                                 9,325
                                                                                                                      =============
Exercise of warrants                    166,667        1,200       (1,200)
Shares issued pursuant to
   benefit plans                        165,018        1,605                                                  1,605
Tax effect of options exercised                          513                                                    513
Stock issued for acquisition             83,500        2,409                                                  2,409
Translation adjustment                                                               (848)                     (848)           (848)
Net income for the year                                                                         15,425       15,425          15,425
                                     ----------   ----------   ----------   -------------   ----------   ----------   -------------
Balances, December 31, 1997           7,803,595       50,788            0          (1,177)      26,271       75,882
Comprehensive income, year
   ended 1997                                                                                                         $      14,577
                                                                                                                      =============
Shares issued pursuant to
   benefit plans                        158,143        1,965                                                  1,965
Shares repurchased                     (120,000)      (1,802)                                                (1,802)
Tax effect of options exercised                          157                                                    157
Translation adjustment                                                                 62                        62              62
Net income for the year                                                                          5,432        5,432           5,432
                                     ----------   ----------   ----------   -------------   ----------   ----------   -------------
Balances, December 31, 1998           7,841,738   $   51,108   $        0   $      (1,115)  $   31,703   $   81,696
                                     ==========   ==========   ==========   =============   ==========   ==========
Comprehensive income, year
ended 1998                                                                                                            $       5,494
                                                                                                                      =============


         The accompanying notes are an integral part of this statement.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)


                                                                                          Year Ended December 31,
                                                                                   1996              1997              1998
                                                                              ---------         ---------         ---------
Cash flows from operating activities:
   Net income                                                                 $   9,546         $  15,425         $   5,432
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                               2,516             3,808             4,910
      Deferred income taxes                                                      (1,497)            1,543               441
      Net changes in current assets and current liabilities:
        Decrease (increase) in accounts receivable                              (13,396)           (7,178)            8,380
        Decrease (increase) in other receivables                                  1,543             2,893               287
        Decrease (increase) in inventories                                       (5,857)           (4,382)            7,124
        Decrease (increase) in other current assets                                (143)           (1,372)              248
        Increase (decrease) in accounts payable                                   9,671              (733)           (2,992)
        Increase (decrease) in income taxes payable                               2,849            (1,438)             (708)
        Increase (decrease) in accrued wages and bonuses                          1,447               569            (1,240)
        Increase (decrease) in accrued sales discounts                            1,360              (149)             (463)
        Increase (decrease) in other accrued liabilities                          1,936            (2,354)             (156)
               Increase (decrease) in deferred revenue                              647               587              (686)
                                                                              ---------         ---------         ---------
      Net cash provided by operating activities                                  10,622             7,219            20,577
                                                                              ---------         ---------         ---------

Cash flows from investing activities:
   Decrease in short term investments                                            10,922
     Business acquisitions                                                                         (1,060)
   Capital expenditures                                                          (7,240)           (3,742)           (3,193)
   Capitalized software production costs                                           (391)           (1,539)           (2,680)
                                                                              ---------         ---------         ---------
      Net cash provided by (used for) investing activities                        3,291            (6,341)           (5,873)
                                                                              ---------         ---------         ---------

Cash flows from financing activities:
   Issuance of common stock, net                                                    934             2,118             2,122
     Repurchase of common stock                                                                                      (1,802)
     Payments on notes payable                                                                     (2,532)
   Payments on capital lease obligation                                            (236)             (249)             (248)
                                                                              ---------         ---------         ---------
      Net cash provided by (used for) financing activities                          698              (663)               72
                                                                              ---------         ---------         ---------
Effect of exchange rate changes on cash                                            (221)             (848)               62
                                                                              ---------         ---------         ---------
Net increase (decrease) in cash and cash equivalents                             14,390              (633)           14,838
Cash and cash equivalents, beginning of year                                     10,236            24,626            23,993
                                                                              ---------         ---------         ---------
Cash and cash equivalents, end of year                                        $  24,626         $  23,993         $  38,831
                                                                              =========         =========         =========


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

Accounts receivable

Trade accounts receivable are net of an allowance for doubtful accounts of $663 and $624 at December 31, 1997 and 1998, respectively. The Company's customers are concentrated in the technology industry. Therefore, the Company's operations and collection of its accounts receivable are directly associated with the results of the technology industry.

Inventories

Inventories are stated at the lower of cost or market. The Company uses the first-in, first-out (FIFO) method to determine cost. Inventories consist of:

                                                    December 31,
                                                    1997         1998
                                               ---------    ---------

            Raw materials                      $  15,388    $   9,789
            Work in process                        1,844        1,223
            Finished goods                         5,598        4,694
                                               ---------    ---------

                                               $  22,830    $  15,706
                                               =========    =========

The Company periodically evaluates its inventory in terms of obsolete or slow-moving items. Inventories are net of a reserve for obsolete and slow-moving items of $847 and $1,649 at December 31, 1997, and 1998, respectively.

Property and equipment

Property and equipment is recorded at cost and depreciated for financial reporting purposes on a straight-line basis over estimated useful lives of three to five years. Equipment under capital leases is amortized on a straight-line basis over the shorter of the lease term or the economic life of the underlying asset. Ordinary maintenance and repair expenditures are charged to expense when incurred. Equipment recorded under capital leases at December 31, 1998 totaled $1,268 with accumulated amortization of $909.

Research and development

Expenditures for research and development are expensed as incurred.

Computer software production costs

Software production costs incurred subsequent to establishment of technological feasibility, but before release to customers, are capitalized. Upon general release of the product, cost capitalization is terminated and the accumulated costs are amortized based on the greater of the proportion of current revenues to total revenue estimates for the related product, or straight-line amortization over the remaining estimated economic life of the product not to exceed two years. Unamortized software production costs of $1,943 and $3,603 are included in other assets at December 31, 1997 and 1998, respectively. Amortization of software production costs in 1996, 1997 and 1998 aggregated $452, $722 and $1,020, respectively.

Cash flows

The Company made cash payments for income taxes of $3,205, $7,756 and $3,577 for the years ended December 31, 1996, 1997 and 1998, respectively.

Fair value of financial assets and liabilities

The Company estimates the fair value of its monetary assets and liabilities based upon comparative market values of instruments of a similar nature and degree of risk. The Company estimates that the carrying amount of all of its monetary assets and liabilities approximate fair value as of December 31, 1997 and 1998.

Comprehensive income

The Company has adopted Financial Accounting Standards Board (FASB) Statement No. 130, "Reporting Comprehensive Income" as of January 1, 1998. Translation adjustment represents the Company's only Other Comprehensive Income item. Translation adjustment consists of unrealized gains/losses in accordance with SFAS No. 52, "Foreign Currency Translation". The Company has no intention of liquidating the assets of the foreign subsidiaries in the foreseeable future.

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

New standard

In 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

2.   Income Taxes

The provision for income taxes consists of the following:

                                                                        Year Ended December 31,
                                                                   1996             1997             1998
                                                              ---------        ---------        ---------
     Currently payable:
        Federal                                               $   5,417        $   5,834        $   1,679
        State                                                     1,220              927              423
        Foreign                                                       -                -              336
                                                              ---------        ---------        ---------
                                                                  6,637            6,761            2,438
                                                              ---------        ---------        ---------
     Deferred:
        Federal                                                  (1,180)           1,351              386
        State                                                      (198)             192               55
                                                              ---------        ---------        ---------
                                                                 (1,378)           1,543              441
                                                              ---------        ---------        ---------
     Decrease in valuation allowance                               (119)               -                -
                                                              ---------        ---------        ---------
        Total provision                                       $   5,140        $   8,304        $   2,879
                                                              =========        =========        =========


The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to pretax income as a result of the following differences:

                                                                   Year Ended December 31,
                                                              1996             1997             1998
                                                         ---------        ---------        ---------
     Statutory federal tax rate                               35.0%            35.0%            35.0%
     Increase (decrease) in rates resulting from:
        State taxes                                            4.5              3.3              4.0
         Goodwill benefit from acquisition                    (2.1)            (2.2)            (5.1)
        Deferred tax asset valuation allowance                 (.8)               -                -
        Other                                                 (1.6)            (1.1)             0.7
                                                         ---------        ---------        ---------
     Effective tax rate                                       35.0%            35.0%            34.6%
                                                         =========        =========        =========

Deferred tax assets/(liabilities) are comprised of the following components:

                                                                        December 31,
                                                                      1997           1998
                                                                 ---------      ---------
        Capitalized software                                     $    (544)     $  (1,529)
        Depreciation                                                  (260)          (352)
                                                                 ---------      ---------
        Gross deferred tax liability                                  (804)        (1,881)

        Deferred revenue                                               494            219
        Inventory reserve                                              339            660
        Allowance for doubtful accounts                                265            250
        Other                                                          (43)           562
                                                                 ---------      ---------
        Net deferred tax asset (liabilities)                     $     251      $    (190)
                                                                 =========      =========


3.   Property and Equipment

                                                                        December 31,
                                                                      1997           1998
                                                                 ---------      ---------
        Land                                                     $   1,387      $   1,391
        Manufacturing Equipment                                      9,996          9,992
        Office Equipment                                             7,255          8,056
        Leasehold Improvements                                       1,801          2,697
                                                                 ---------      ---------
                                                                    20,439         22,136
        Less:  Accumulated Depreciation                              8,265         10,377
                                                                 =========      =========
                                                                 $  12,174      $  11,759
                                                                 =========      =========


4.   Commitments and Contingencies

Line of Credit

In October 1998, the Company renewed its $10.0 million unsecured line of credit, with an interest rate based upon the lower of the IBOR plus 1.25 to 2.0% or the bank's prime rate. The line of credit expires in October 1999. The Company has not drawn any funds under this line of credit.

Operating leases

The Company leases its facilities and office equipment under non-cancelable operating leases which require minimum lease payments as follows at December 31, 1998:

            Year Ending                              Operating
            December 31,                              leases
            ------------                             ---------

            1999                                     $   2,237
            2000                                         2,175
            2001                                         2,075
            2002                                         1,887
            2003                                         1,594
            Thereafter                                  13,927
                                                     ---------

                                                     $  23,895
                                                     =========

Rent expense related to these operating leases aggregated $330, $1,288 and $2,438 in 1996, 1997 and 1998, respectively.


5.   Segment Information

The following is disclosure required for SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company is organized primarily on the basis of embedded single board computers and other related support operations. The operations not included in embedded single board computers are immaterial for presentation.

The following is revenues and long-lived asset information by geographic area:

                                                            Revenues                       Long-lived Assets
                                                     Year Ended December 31,                  December 31,
        Country                                   1996          1997          1998          1997          1998
        -------                               --------      --------      --------      --------      --------
        United States                         $ 58,971      $ 88,431      $ 76,917      $ 16,704      $ 17,806
        Europe                                  18,825        32,325        27,954           618           480
        Asia Pacific - Japan                     2,542         4,000         1,784           151           150
        Other foreign                              705           686         1,543             -             -
        -------                               --------      --------      --------      --------      --------
           Total                              $ 81,043      $125,442      $108,198      $ 17,473      $ 18,436
                                              ========      ========      ========      ========      ========

One customer accounted for 10.1% of total revenue in 1996. No single customer accounted for more than 10% of sales in 1997 and 1998.

6.   Shareholders' Equity

EPS Reconciliation

                                                                   Year Ended December 31,
                                                              1996             1997             1998
                                                         ---------        ---------        ---------
Weighted Average Shares (basic)                          6,924,000        7,679,000        7,885,000
Effect of Dilutive Stock Options                           438,000          324,000          149,000
                                                         ---------        ---------        ---------
Weighted Average Shares (diluted)                        7,362,000        8,003,000        8,034,000
                                                         =========        =========        =========


Options to purchase 139,128 and 134,410 shares of common stock were outstanding in 1997 and 1998, respectively, but were excluded in the computation of diluted EPS as the options' exercise price was greater than the average market price of the Company's common stock.

Stock option plan

During 1988 and 1995, the shareholders approved stock option plans. First time options granted to new employees become exercisable one-third annually, with no options exercisable in the first year following the grant date. Options granted to existing employees are not exercisable until between the second and fourth anniversary of the date of grant. The difference between the fair market value of the Company's common stock and the option exercise price at the date of grant, if material, is recorded as compensation expense ratably over the vesting period of the related options. Compensation expense related to the stock option plan for the years ended December 31, 1996, 1997 and 1998 was immaterial. The table below summarizes the Company's stock option activity:

                                                 1996                      1997                      1998
                                                 ----                      ----                      ----
                                                      Weighted                  Weighted                  Weighted
                                                       Average                   Average                   Average
                                                      Exercise                  Exercise                  Exercise
                                           Shares        Price       Shares        Price       Shares        Price
                                       ----------   ----------   ----------   ----------   ----------   ----------
Beginning balance                         359,321   $     7.71      777,641   $    26.08      985,809   $    27.99
    Granted                               515,052        34.00      656,402        45.07    1,110,006        23.03
    Canceled                              (51,308)       12.30     (376,699)       51.00     (789,388)       36.19
    Exercised                             (45,424)        3.91      (71,535)        6.76      (82,673)        7.91
                                       ----------   ----------   ----------   ----------   ----------   ----------
Ending Balance                            777,641   $    26.08      985,809   $    27.99    1,223,754   $    19.56
                                       ==========   ==========   ==========   ==========   ==========   ==========

The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date:

                                                                                    Weighted
                                                                                   Remaining
                                             Number of          Weighted             Average
          Exercise Price Range                  Shares     Average Price    Contractual Life
          --------------------          --------------    --------------    ----------------
          $1.98 - $11.00                       190,441          $   9.79                2.38
          $11.25 - $34.50                      913,753             19.02                5.43
          $36.25 - $38.75                       84,350             38.10                4.90
          $39.13 - $56.25                       35,210             39.43                5.34
                                        --------------    --------------    ----------------
                                             1,223,754          $  19.48                4.92
                                        ==============    ==============    ================

Options exercisable at December 31, 1998 totaled 298,204 shares at a weighted average exercise price of $17.05. Options available for grant at December 31, 1998 totaled 94,429 shares.

Employee stock purchase plan

In December 1995, the Company established an Employee Stock Purchase Plan
(ESPP). Under the plan, the Company is authorized to sell up to 250,000 shares of common stock in a series of eighteen month offerings. Substantially all employees are eligible to receive rights under the plan. The purchase price is the lesser of 85% of the fair market value of the common stock on date of grant or on the purchase date. During 1997 and 1998, the Company issued 93,483 and 75,470 shares under the plan, respectively.

Statement of Financial Accounting Standards No. 123 ("FAS 123")

The Company has elected to account for its stock based compensation under Accounting Principles Board Opinion No. 25; however, as required by FAS 123 the Company has computed for pro forma disclosure purposes the value of options granted during 1996, 1997 and 1998 using the Black-Scholes option pricing model. The weighted average assumptions used for stock option grants for 1996, 1997 and 1998 were a risk free interest rate of 6%, 5.4% and 5.11%, respectively, an expected dividend yield of 0%, an expected life of 4 years, and an expected volatility of 50%, 50% and 65%, respectively. The weighted average assumptions used for ESPP rights for 1996, 1997 and 1998 were a risk free interest rate of 5.7%, 5.3% and 5.0%, respectively, an expected dividend yield of 0%, respectively, an expected life of 1.5 years, respectively, and an expected volatility of 50%, 50% and 62%, respectively. The weighted-average fair value of ESPP rights granted in 1996, 1997 and 1998 were $242, $656 and $770, respectively.

Options were assumed to be exercised upon vesting for purposes of this valuation. Adjustments are made for options forfeited prior to vesting. For the years ended December 31, 1996, 1997 and 1998, the total value of the options granted was computed to be $9,205, $8,578 and $12,260, respectively, which would be amortized on a straight line basis over the vesting period of the options.

If the Company had accounted for these plans in accordance with FAS 123, the Company's net income and pro forma net income per share would have been reported as follows:

                     Year Ended December 31, 1996           Year Ended December 31, 1997           Year Ended December 31, 1998
                 ------------------------------------   ------------------------------------   ------------------------------------
                           Earnings per Share                     Earnings per Share                     Earnings per Share
                 ------------------------------------   ------------------------------------   ------------------------------------
                 Net Income        Basic      Diluted   Net Income        Basic      Diluted   Net Income        Basic      Diluted
                 ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
As Reported        $  9,546      $  1.38      $  1.30     $ 15,425      $  2.01      $  1.93     $  5,432      $  0.69      $  0.68
Pro Forma          $  8,533      $  1.23      $  1.19     $ 12,904      $  1.68      $  1.60     $  2,541      $  0.32      $  0.32



The effects of applying FAS 123 for providing pro forma disclosure for 1996, 1997 and 1998 are not likely to be representative of the effects on reported net income and earnings per share for future years since options vest over several years and additional awards are made each year.


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

The following unaudited pro forma information presents the results of operations of the Company as if the Acquisition had occurred as of the beginning of the period, after giving effect to increases in operating, research and development, and general and administrative costs to operate the business, depreciation of acquired fixed assets, and adjustments to reflect the estimated impact on tax expense of the Acquisition. The unaudited pro forma financial statements are not necessarily indicative of what actual results would have been had the Multibus acquisition occurred at the beginning of the period.

                                          Year Ended December 31, 1996
                                                  (unaudited)

      Revenues                                     $ 101,387

      Net Income                                   $  11,216

      Earnings per share (basic)                   $    1.52

      Earnings per share (diluted)                 $    1.42


8.   Subsequent Events

On March 1, 1999, the Company purchased assets of International Business Machine Corporation ("IBM") dedicated to the design, manufacture and sale of all IBM's ARTIC communications coprocessor adapter hardware and software for wide area network (WAN) and other telephony applications (the "Acquisition"). In addition, pursuant to the terms of the Acquisition, IBM licensed the use of certain patents to the Company. The Acquisition will be accounted for using the purchase method. The aggregate purchase price of approximately $28.0 million (including direct costs of acquisition) was allocated to purchased inventory, certain fixed assets and excess of purchase price over fair value of tangible assets acquired.

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

  2.3 Asset Purchase Agreement between RadiSys Corporation and International Business Machines Corporation, dated as of March 1, 1999. Incorporated by reference as Exhibit 2.3 to the Company's Current Report on Form 8-K dated March 1, 1999.

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

  10.11(a) Renewal of September 12, 1996 revolving line of credit agreement between the Company and United States National Bank of Oregon dated September 1, 1998.

  10.12 Dawson Creek II lease, dated March 21, 1997, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

  21.1        List of Subsidiaries

  23.1        Consent of PricewaterhouseCoopers LLP

  27.1        Financial Data Schedules

+    Confidential treatment of portions of this document has been granted.
* This Exhibit constitutes a management contract or compensatory plan or arrangement


(b)  Reports on Form 8-K

No Current Reports on Form 8-K were filed during the quarter ended December 31, 1998.

(c)  See (a)(3) above.

(d)  See (a)(2) above.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 10, 1999                  RADISYS CORPORATION


                                       By: DR. GLENFORD J. MYERS
                                           -------------------------------------
                                           Dr. Glenford J. Myers
                                           Chairman of the Board, President and
                                           Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 10, 1999.

     Signature                            Title
     ---------                            -----

     DR. GLENFORD J. MYERS
     ----------------------------------   Chairman of the Board, President
     Dr. Glenford J. Myers                and Chief Executive Officer
                                         (Principal Executive Officer)


     BRIAN V. TURNER
     ----------------------------------   Vice President of Finance and
     Brian V. Turner                      Administration and Chief Financial
                                          Officer (Principal Financial and
                                          Accounting Officer)

     Directors:


     JAMES F. DALTON
     ----------------------------------   Director
     James F. Dalton


     RICHARD J. FAUBERT
     ----------------------------------   Director
     Richard J. Faubert


     C. SCOTT GIBSON
     ----------------------------------   Director
     C. Scott Gibson


     DR. WILLIAM W. LATTIN
     ----------------------------------   Director
     Dr. William W. Lattin


     JEAN CLAUDE PETERSCHMITT
     ----------------------------------   Director
     Jean Claude Peterschmitt


     JEAN-PIERRE D. PATKAY
     ----------------------------------   Director
     Jean-Pierre D. Patkay

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS


                                                 Balance at    Charged to
                                                beginning of    costs and                      Balance at
                                                   period       expenses       Deductions    end of period
                                                   ------       --------       ----------    -------------
Allowance for doubtful accounts
Year ended:
  December 31, 1996                                  233,000        548,000        (75,000)         706,000
  December 31, 1997                                  706,000        190,000       (233,000)         663,000
  December 31, 1998                                  663,000         71,000       (110,000)         624,000

Warranty reserve Year ended:
  December 31, 1996                                  334,000      1,154,000       (261,000)       1,227,000
  December 31, 1997                                1,227,000      1,727,000     (2,783,000)         171,000
  December 31, 1998                                  171,000      2,884,000     (2,561,000)         494,000

Obsolescence reserve Year ended:
  December 31, 1996                                  110,000        449,000        (30,000)         529,000
  December 31, 1997                                  529,000      1,406,000     (1,088,000)         847,000
  December 31, 1998                                  847,000      2,825,000     (2,023,000)       1,649,000

                      Report of Independent Accountants on
                          Financial Statement Schedule

To the Board of Directors of
RadiSys Corporation

Our audits of the consolidated financial statements referred to in our report dated January 22, 1999 also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP

Portland, Oregon
January 22, 1999