Form 10-Q
period 1999-03-31
RADISYS CORP
filed 1999-05-17
CIK 873044

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999 or

( ) Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ---------- to
     ----------.

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


Number of shares of common stock outstanding as of May 10, 1999 was 7,952,557.

                               RADISYS CORPORATION

                          PART I. FINANCIAL INFORMATION


                                                                        Page No.
                                                                        --------

Item 1.     Consolidated Financial Statements

            Consolidated Balance Sheet - March 31, 1999 and
            December 31, 1998                                                 3

            Consolidated Statement of Operations - Three months
            ended March 31, 1999 and 1998                                     4

            Consolidated Statement of Changes In Shareholders' Equity -
            December 31, 1996 through March 31, 1999                          5

            Consolidated Statement of Cash Flows - Three months ended
            March 31, 1999 and 1998                                           6

            Notes to Consolidated Financial Statements                        7

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         9




                           PART II. OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K                                 13

Signatures                                                                   14

                               RadiSys Corporation
                           Consolidated Balance Sheet
                      (in thousands, except share amounts)

                                     ASSETS
                                                                  March 31          December 31,
                                                                      1999                 1998
                                                             -------------        -------------
                                                              (unaudited)
Current assets
     Cash and cash equivalents                               $      14,348        $      38,831
     Accounts receivable                                            23,995               19,603
     Other receivables                                                 110                  216
     Inventories                                                    21,928               15,706
     Other current assets                                            1,555                1,662
     Deferred income taxes                                            419
                                                             -------------        -------------

           Total current assets                                     62,355               76,018
Equipment, net of accumulated depreciation of
   $11,026 and $10,377                                              11,538               11,759
Goodwill and intangible assets                                      23,274                3,003
Other assets                                                         4,072                3,674
                                                             -------------        -------------

           Total assets                                      $     101,239        $      94,454
                                                             =============        =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts payable                                        $      10,848        $       7,848
     Income taxes payable                                            2,127                  850
     Accrued wages and bonuses                                       1,942                1,653
     Accrued sales discounts                                           806                  748
     Deferred revenue                                                  700                  548
     Deferred income taxes                                                                  190
     Other accrued liabilities                                         398                  556
     Current portion of capital lease obligation                       281                  277
                                                             -------------        -------------

           Total current liabilities                                17,102               12,670
                                                             -------------        -------------

Obligations under capital lease                                                              88
                                                             -------------        -------------

           Total liabilities                                        17,102               12,758
                                                             -------------        -------------

Commitments and contingent liabilities
Shareholders' equity
        Common stock, 50,000,000 shares
           authorized, 7,935,764 and 7,841,738
           shares issued and outstanding                            51,916               51,108
        Accumulated other comprehensive income:
           Cumulative translation adjustment                        (1,194)              (1,115)
        Retained earnings                                           33,415               31,703
                                                             -------------        -------------

           Total shareholders' equity                               84,137               81,696
                                                             -------------        -------------

           Total liabilities and shareholders' equity        $     101,239        $      94,454
                                                             =============        =============


           See accompanying notes to cosolidated financial statements.

                               RadiSys Corporation
                      Consolidated Statement of Operations
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                        Three Months Ended
                                                       March 31,         March 31,
                                                           1999              1998
                                                 --------------    --------------
Revenues                                         $       31,559    $       33,663
Cost of sales                                            20,285            21,544
                                                 --------------    --------------

Gross Profit                                             11,274            12,119

Research and development                                  4,633             3,536
Selling, general and administrative                       4,427             4,102
                                                 --------------    --------------

Income from operations                                    2,214             4,481

Interest income, net                                        304               326
                                                 --------------    --------------

Income before income tax provision                        2,518             4,807
Income tax provision                                        806             1,682
                                                 --------------    --------------

Net income                                       $        1,712    $        3,125
                                                 ==============    ==============

Net income per share (basic)                     $         0.22    $         0.40
                                                 ==============    ==============

Net income per share (diluted)                   $         0.21    $         0.39
                                                 ==============    ==============


           See accompanying notes to cosolidated financial statements.

                               RadiSys Corporation
            Consolidated Statement of Changes in Shareholders' Equity
                      (in thousands, except share amounts)


                                  Common stock                    Cumulative                               Total
                              ---------------------              translation   Retained            Comprehensive
                                  Shares     Amount    Warrants   adjustment   earnings     Total         Income
                              ----------  ---------  ----------  -----------  ---------  --------  -------------
Balances, December 31, 1996    7,388,410     45,061       1,200         (329)    10,846    56,778

Exercise of warrants             166,667      1,200      (1,200)

Shares issued pursuant to
  benefit plans                  165,018      1,605                                         1,605

Tax effect of options exercised                 513                                           513

Stock issued for acquisition      83,500      2,409                                         2,409

Translation adjustment                                                  (848)                (848)          (848)

Net income for the year                                                          15,425    15,425         15,425
                              ----------  ---------  ----------  -----------  ---------  --------    -----------
Balances, December 31, 1997    7,803,595     50,788           -       (1,177)    26,271    75,882

Comprehensive Income,
  year ended 1997                                                                                    $    14,577
                                                                                                     ===========

Shares issued pursuant to
  benefit plans                  158,143      1,965                                         1,965

Repurchase of common stock      (120,000)    (1,802)                                       (1,802)

Tax effect of options exercised                 157                                           157

Translation adjustment                                                    62                   62             62

Net income for the year                                                           5,432     5,432          5,432

                              ----------  ---------  ----------  -----------  ---------  --------    -----------
Balances, December 31, 1998    7,841,738     51,108           -       (1,115)    31,703    81,696

Comprehensive Income,
  year ended 1998                                                                                    $     5,494
                                                                                                     ===========

Shares issued pursuant to
  benefit plans                   94,026        808                                           808

Translation adjustment                                                   (79)                 (79)           (79)

Net income for the period                                                         1,712     1,712          1,712
                              ----------  ---------  ----------  -----------  ---------  --------    -----------
Balances, March 31, 1999
  (unaudited)                  7,935,764  $  51,916  $        -  $    (1,194)$   33,415 $  84,137
                              ==========  =========  ==========  ===========  =========  ========

Comprehensive Income, three
  months ended March 31, 1999
  (unaudited)                                                                                        $     1,633
                                                                                                     ===========


           See accompanying notes to cosolidated financial statements.

                               RadiSys Corporation
                      Consolidated Statement of Cash Flows
                                 (in thousands)
                                   (unaudited)
                                                                                       Three Months Ended
                                                                                     March 31,        March 31,
                                                                                         1999             1998
                                                                                -------------    -------------
Cash flows from operating activities:
     Net Income                                                                 $       1,712    $       3,125
     Adjustments to reconcile net income to net
     cash provided by (used for) operating activities:
        Depreciation and amortization                                                   1,601            1,152
        Deferred income taxes                                                            (609)            (542)
        Net changes in current assets and current liabilities:
          Decrease (increase) in accounts receivable                                   (4,392)          (3,219)
          Decrease (increase) in other receivables                                        106             (238)
          Decrease (increase) in inventories                                              234            1,895
          Decrease (increase) in other current assets                                     107              294
          Increase (decrease) in accounts payable                                       3,000           (3,677)
          Increase (decrease) in income taxes payable                                   1,277            2,142
          Increase (decrease) in accrued wages and bonuses                                289           (1,452)
          Increase (decrease) in accrued sales discounts                                   58             (226)
          Increase (decrease) in deferred revenue                                         152              (53)
          Increase (decrease) in other accrued liabilities                               (158)             173
                                                                                -------------    -------------

        Net cash provided by (used for) operating activities                            3,377             (626)
                                                                                -------------    -------------

Cash flows from investing activities:
     Business acquisitions                                                            (27,513)               -
     Capital expenditures                                                                (222)          (1,910)
     Capitalized software production costs and other assets                              (770)            (705)
                                                                                -------------    -------------

        Net cash used for investing activities                                        (28,505)          (2,615)
                                                                                -------------    -------------

Cash flows from financing activities:
     Issuance of common stock, net                                                        808            1,098
     Payments on capital lease obligation                                                 (84)             (45)
                                                                                -------------    -------------

        Net cash provided by financing activities                                         724            1,053
                                                                                -------------    -------------

Effect of exchange rate changes on cash                                                   (79)            (609)
                                                                                -------------    -------------

Net decrease in cash and cash equivalents                                             (24,483)          (2,797)
Cash and cash equivalents, beginning of period                                         38,831           23,993
                                                                                -------------    -------------

Cash and cash equivalents, end of period                                        $      14,348    $      21,196
                                                                                =============    =============


           See accompanying notes to cosolidated financial statements.

                               RADISYS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except share amounts)
                                   (unaudited)


1.   Basis of Presentation

     The accompanying consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of results for the interim periods. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. The results of operations for interim periods are not necessarily indicative of the results for the entire year.

     Reclassifications have been made to amounts in prior years to conform to current year presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

2.   Accounts Receivable

     Trade accounts receivable are net of an allowance for doubtful accounts of $565 and $624 at March 31, 1999 and December 31, 1998, respectively. The Company's customers are concentrated in the technology industry.

3.   Inventories

     Inventories consist of the following:

                                                      Mar 31,           Dec 31,
                                                        1999              1998
                                                   ---------          --------
              Raw Materials                        $  13,529          $  9,789
              Work in Process                          1,906             1,223
              Finished Goods                           6,493             4,694
                                                   ---------          --------
                                                   $  21,928          $ 15,706
                                                   =========          ========

4.   Property and Equipment

     Property and equipment consists of the following:

                                                  Mar 31,        Dec 31,
                                                    1999           1998
                                               ---------      ---------
         Land                                  $   1,391      $   1,391
         Manufacturing Equipment                  10,248          9,992
         Office Equipment                          8,228          8,056
         Leasehold Improvements                    2,697          2,697
                                               ---------      ---------
                                                  22,564         22,136

         Less:  Accum. Depr.                      11,026         10,377
                                               ---------      ---------
                                               $  11,538      $  11,759
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

     Weighted average shares consist of the following:

                                                          For the three
                                                           months ended
                                                         Mar 31,   Mar 31,
                                                           1999      1998
                                                          -----     -----
         Weighted Average Shares (basic)                  7,879     7,838
         Effect of Dilutive Stock Options                   422       218
                                                          -----     -----
         Weighted Average Shares (diluted)                8,301     8,056
                                                          =====     =====

6.   ARTIC Business Unit Acquisition

     On March 1, 1999, the Company purchased certain assets of International Business Machines Corporation ("IBM") dedicated to the design, manufacture and sale of IBM's ARTIC communications coprocessor adapter hardware and software for wide area network and other telephony applications ("ARTIC Business Unit") (collectively the "Acquisition"). The purchase price consisted of an aggregate of $27.0 million in cash consideration.

     The Acquisition was accounted for using the purchase method. The results of operations for ARTIC Business Unit have been included in the financial statements since the date of acquisition. The aggregate purchase price of $27.5 million, including direct costs of acquisition, was allocated to purchased inventory, furniture and equipment, patents and goodwill related to the excess of the purchase price over the fair value of the tangible assets acquired.

     The following unaudited pro forma information presents the results of operations of the Company as if the Acquisition had occurred as of the beginning of the respective three-month periods, after giving effect to adjustments for amortization of patents and goodwill, estimated reduction of interest income and the estimated impact on the income tax provision. The unaudited pro forma financial statements are not necessarily indicative of what actual results would have been had the ARTIC Business Unit acquisition occurred at the beginning of the respective periods. The unaudited pro forma information should be read in conjunction with the Current Report of the

     Company on Form 8-K dated March 1, 1999 and the Current Report of the Company on Form 8-K/A filed April 22, 1999.

                                                     Three Months Ended
                                                     Mar 31,     Mar 31,
                                                       1999        1998
                                                   --------    --------
                                                        (unaudited)
          Revenues                                 $ 41,149    $ 43,191
          Net Income                               $  3,952    $  4,032
          Net income per share (basic)             $    .50    $    .51
          Net income per share (diluted)           $    .48    $    .50

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     Total revenue was $31.6 million for the three months ended March 31, 1999 compared to $33.7 million for the three months ended March 31, 1998. Net income was $1.7 million for the three months ended March 31, 1999 compared to $3.1 million for the three months ended March 31, 1998.

     On March 1, 1999, the Company purchased certain assets of International Business Machines Corporation ("IBM") million dedicated to the design, manufacture and sale of IBM's ARTIC communications coprocessor adapter hardware and software for wide area network and other telephony applications. The purchase price, including direct acquisition costs, was $27.5 million. The acquisition was accounted for using the purchase method. The results of operations for this acquisition have been included in the financial statements since the date of the acquisition.

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

REVENUES

                                         Three Months Ended
                                         ------------------
                              (in thousands, except percentage amounts)
                              March 31,      Percentage       March 31,
                                1999           Change           1998
                                ----           ------           ----
     Revenues                 $31,559           (6%)          $33,663

     The decrease in revenues for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 resulted primarily from a significant decrease in sales from one OEM customer, offset by sales related to the ARTIC Business Unit acquisition on March 1, 1999, design wins ramping into production and volume increases in other OEM sales.


COST OF GOODS SOLD

                                         Three Months Ended
                                         ------------------
                              (in thousands, except percentage amounts)
                              March 31,      Percentage       March 31,
                                1999           Change           1998
                                ----           ------           ----
     Cost of Goods Sold       $20,285           (6%)          $21,544
     As a Percentage of
     Revenues                   64%                              64%

     Cost of goods sold decreased for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 primarily as a result of the lower revenues. Cost of goods sold as a percentage of revenues remained stable despite a larger portion of lower margin product relative to higher margin product shipped during the first quarter of 1999 compared to the first quarter of 1998, offset by higher margin products related to the ARTIC Business Unit acquisition on March 1, 1999.

RESEARCH AND DEVELOPMENT

                                         Three Months Ended
                                         ------------------
                              (in thousands, except percentage amounts)
                              March 31,      Percentage       March 31,
                                1999           Change           1998
                                ----           ------           ----
     Research and Development $4,633             31%          $3,536
     As a Percentage of
     Revenues                   15%                             11%

     The dollar increases in research and development expenses were primarily the result of increased investment in new product development, costs of enhancements to existing products and engineers brought on by the ARTIC Business Unit acquisition on March 1, 1999. The Company continues to invest in new design wins for OEM customers and the dollar increases reflect steady increases in the number of employees working in research and development.

SELLING, GENERAL AND ADMINISTRATIVE

                                         Three Months Ended
                                         ------------------
                              (in thousands, except percentage amounts)
                              March 31,      Percentage       March 31,
                                1999           Change           1998
                                ----           ------           ----

     Selling, General &
     Admin.                   $ 4,427            8%           $ 4,102
     As a Percentage of
     Revenues                    14%                             12%

     Selling, general and administrative expenses have increased in dollar amount in the three months ended March 31, 1999 compared to the three months ended March 31, 1998, primarily as a result of increased personnel, facilities and travel costs to support higher levels of sales and amortization associated with the ARTIC Business Unit acquisition on March 1, 1999. The increase as a percentage of revenues was primarily the result of the amortization associated with the ARTIC Business Unit acquisition on March 1, 1999.

INTEREST INCOME, NET AND INCOME TAX PROVISION

                                         Three Months Ended
                                         ------------------
                              (in thousands, except percentage amounts)
                              March 31,      Percentage       March 31,
                                1999           Change           1998
                                ----           ------           ----

     Interest Income, net     $  304            (7%)          $  326
     Income Tax Provision     $  806           (52%)          $1,682

     Interest income, net includes interest income, interest expense, bank charges and foreign currency transaction gains or losses. Interest income, net decreased from recent quarters due to the cash payment associated with the ARTIC Business Unit acquisition on March 1, 1999.

     The decrease in the income tax provision is attributable to decreased net income before taxes and the decrease in the effective tax rate applied at 32% in 1999. The Company's effective tax rate was at approximately 35% in 1998. The decline in the effective tax rate from 1998 to 1999 was due to tax benefits from increased research and experimentation tax credits and an increase foreign operations taxed at favorable rates.

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

     Within the last two years the Company has evaluated and upgraded or replaced the software and hardware underlying the Company's internal financial systems, manufacturing equipment and systems, product development tools and systems, internal and external communication systems, and desktop systems, as appropriate, to address Year 2000 readiness issues. The Company has also performed an in-depth analysis of all of its products. An analysis of each products' Year 2000 readiness is provided on the Company's website (http://www.radisys.com/). In addition, the Company has been in contact with all major external third party providers to assess their Year

     2000 readiness; this includes third parties who provide financial, payroll, communications, component, and integration services to the Company.

     Subsequent to performing the above steps, the Company has and will continue to make certain investments in its systems, applications and products to address Year 2000 issues. The Company believes that it has completed the analysis of its Year 2000 readiness, completed the majority of mission-critical system upgrades and replacements it requires to be Year 2000 ready, and is now in the process of upgrading or replacing non-material and non-mission critical applications. The Company expects that it will continue to address Year 2000 readiness issues up to and including the Year 2000, and will react as appropriate to newly-identified issues.

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


LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1999, the Company had $14.3 million in cash and cash equivalents, which represents the Company's principal source of liquidity. The Company had working capital of approximately $45.3 million. The Company maintains a $10.0 million line of credit with a bank which has been extended to October 1999. The Company has not drawn any funds under this line of credit.

     Cash and cash equivalents decreased $24.5 million during the three months ended March 31, 1999 primarily as a result of the cash paid for the ARTIC Business Unit acquisition ($27.5 million) on March 1, 1999, increases in accounts receivable ($4.4 million) and capitalized software production costs and other assets ($.8 million). These decreases were offset by cash and cash equivalent increases from accounts payable ($3.0 million), net income ($1.7 million), depreciation and amortization ($1.6 million) and income taxes payable ($1.3 million).

     The Company believes that existing cash and cash equivalents and cash from operations will be sufficient to fund its operations for at least the next 12 months.

                                     PART II
                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              27     Financial Data Schedule

         (b)  Reports on Form 8-K

              On March 4, 1999, the Company filed a Form 8-K dated March 1, 1999 reporting Item 2. On April 22, 1999, the Company filed a Form 8-K/A.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       RADISYS CORPORATION



                                       By: STEPHEN F. LOUGHLIN
                                           -------------------------------------
Date: May 14, 1999                         Stephen F. Loughlin
                                           Vice President of Finance and
                                           Administration and Chief Financial
                                           Officer
                                           (Authorized officer and Principal
                                           Financial Officer)

                                  EXHIBIT INDEX


         Exhibit No.               Description
         -----------               -----------

             27                    Financial Data Schedule