Form 10-Q
period 1999-06-30
RADISYS CORP
filed 1999-08-16
CIK 873044

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999 or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes [X] No [ ]


Number of shares of common stock outstanding as of August 10, 1999 was 7,993,608.

                               RADISYS CORPORATION

                          PART I. FINANCIAL INFORMATION


                                                                        Page No.
                                                                        --------

Item 1. Consolidated Financial Statements

        Consolidated Balance Sheet - June 30, 1999 and December 31, 1998       3

        Consolidated Statement of Operations - Three months ended June 30,
        1999 and 1998, and six months ended June 30, 1999 and 1998             4

        Consolidated Statement of Changes in Shareholders' Equity -
        December 31, 1996 through June 30, 1999                                5

        Consolidated Statement of Cash Flows - Six months ended June 30,
        1999 and 1998                                                          6

        Notes to Consolidated Financial Statements                             7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 10




                           PART II. OTHER INFORMATION



Item 4. Submission of Matters to a Vote of Security Holders                   14

Item 6. Exhibits and Reports on Form 8-K                                      15

Signatures                                                                    16

                               RadiSys Corporation
                           Consolidated Balance Sheet
                      (in thousands, except share amounts)


                                     ASSETS

                                                                  June 30,           December 31,
                                                                      1999                   1998
                                                               -----------           ------------
                                                               (unaudited)
Current assets
         Cash and cash equivalents                             $    16,785           $     38,831
         Accounts receivable                                        29,762                 19,603
         Other receivables                                             106                    216
         Inventories                                                21,277                 15,706
         Other current assets                                        2,204                  1,662
         Deferred income taxes                                         751
                                                               -----------           ------------

            Total current assets                                    70,885                 76,018
Equipment, net of accumulated depreciation of
   $11,892 and $10,377                                              11,126                 11,759
Goodwill and intangible assets                                      22,603                  3,003
Other assets                                                         4,239                  3,674
                                                               -----------           ------------

            Total assets                                       $   108,853           $     94,454
                                                               ===========           ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
         Accounts payable                                      $    14,495           $      7,848
         Income taxes payable                                        1,699                    850
         Accrued wages and bonuses                                   2,809                  1,653
         Accrued sales discounts                                       951                    748
         Deferred revenue                                              821                    548
         Deferred income taxes                                                                190
         Other accrued liabilities                                     591                    556
         Current portion of capital lease obligation                   214                    277
                                                               -----------           ------------

            Total current liabilities                               21,580                 12,670
                                                               -----------           ------------

Obligations under capital lease                                          -                     88
                                                               -----------           ------------

            Total liabilities                                       21,580                 12,758
                                                               -----------           ------------

Commitments and contingent liabilities
Shareholders' equity
         Common stock, 50,000,000 shares
            authorized, 7,975,669 and 7,841,738
            shares issued and outstanding                           52,329                 51,108
         Accumulated other comprehensive income:
            Cumulative translation adjustment                       (1,207)                (1,115)
         Retained earnings                                          36,151                 31,703
                                                               -----------           ------------

            Total shareholders' equity                              87,273                 81,696
                                                               -----------           ------------

            Total liabilities and shareholders' equity         $   108,853           $     94,454
                                                               ===========           ============

See acompanying notes to consolidated financial statements

                               RadiSys Corporation
                      Consolidated Statement of Operations
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                   Three Months Ended                      Six Months Ended
                                                 June 30,       June 30,                June 30,       June 30,
                                                     1999           1998                    1999           1998
                                                 --------       --------                --------       --------
Revenues                                         $ 38,836       $ 24,125                $ 70,395       $ 57,788
Cost of sales                                      23,968         16,640                  44,253         38,184
                                                 --------       --------                --------       --------

Gross Profit                                       14,868          7,485                  26,142         19,604

Research and development                            5,516          3,323                  10,149          6,859
Selling, general and administrative                 4,794          3,882                   8,933          7,913
Goodwill and intangibles amortization                 714             70                   1,002            141
                                                 --------       --------                --------       --------

Income from operations                              3,844            210                   6,058          4,691

Interest income, net                                  179            280                     483            606
                                                 --------       --------                --------       --------

Income before income tax provision                  4,023            490                   6,541          5,297
Income tax provision                                1,287            167                   2,093          1,849
                                                 --------       --------                --------       --------

Net income                                       $  2,736       $    323                $  4,448       $  3,448
                                                 ========       ========                ========       ========

Net income per share (basic)                     $   0.34       $   0.04                $   0.56       $   0.44
                                                 ========       ========                ========       ========

Net income per share (diluted)                   $   0.33       $   0.04                $   0.53       $   0.43
                                                 ========       ========                ========       ========

           See acompanying notes to consolidated financial statements

                               RadiSys Corporation
            Consolidated Statement of Changes in Shareholders' Equity
                      (in thousands, except share amounts)


                                             Common stock                   Cumulative                                  Total
                                         -------------------               translation     Retained             Comprehensive
                                            Shares    Amount    Warrants    adjustment     earnings     Total          Income
                                         ---------   -------    --------   -----------     --------   -------   -------------

Balances, December 31, 1996              7,388,410    45,061       1,200          (329)      10,846    56,778

Exercise of warrants                       166,667     1,200      (1,200)

Shares issued pursuant to
  benefit plans                            165,018     1,605                                            1,605

Tax effect of options exercised                          513                                              513

Stock issued for acquisition                83,500     2,409                                            2,409

Translation adjustment                                                            (848)                  (848)           (848)

Net income for the year                                                                      15,425    15,425          15,425

                                         ---------   -------    --------   -----------     --------   -------   -------------
Balances, December 31, 1997              7,803,595    50,788           -        (1,177)      26,271    75,882
Comprehensive Income, year ended 1997                                                                           $      14,577
                                                                                                                =============

Shares issued pursuant to
  benefit plans                            158,143     1,965                                            1,965

Repurchase of common stock                (120,000)   (1,802)                                          (1,802)

Tax effect of options exercised                          157                                              157

Translation adjustment                                                              62                     62              62

Net income for the year                                                                       5,432     5,432           5,432

                                         ---------   -------    --------   -----------     --------   -------   -------------
Balances, December 31, 1998              7,841,738    51,108           -        (1,115)      31,703    81,696
Comprehensive Income, year ended 1998                                                                           $       5,494
                                                                                                                =============

Shares issued pursuant to
  benefit plans                            133,931     1,221                                            1,221

Translation adjustment                                                             (92)                   (92)            (92)

Net income for the period                                                                     4,448     4,448           4,448

                                         ---------   -------    --------   -----------     --------   -------   -------------
Balances, June 30, 1999
  (unaudited)                            7,975,669   $52,329    $      -   $    (1,207)    $ 36,151   $87,273
                                         =========   =======    ========   ===========     ========   =======
Comprehensive Income, six months ended
June 30, 1999(unaudited)                                                                                        $       4,356
                                                                                                                =============

          See accompanying notes to consolidated financial statements

                               RadiSys Corporation
                      Consolidated Statement of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                         Six Months Ended
                                                                                     June 30,         June 30,
                                                                                         1999             1998
                                                                                     --------         --------

Cash flows from operating activities:
    Net Income                                                                       $  4,448         $  3,448
    Adjustments to reconcile net income to net
    cash provided by (used for) operating activities:
       Depreciation and amortization                                                    3,447            2,391
       Deferred income taxes                                                             (941)              13
       Net changes in current assets and current liabilities:
          Decrease (increase) in accounts receivable                                  (10,159)           8,193
          Decrease (increase) in other receivables                                        110               32
          Decrease (increase) in inventories                                              885            4,177
          Decrease (increase) in other current assets                                    (542)             541
          Increase (decrease) in accounts payable                                       6,647           (4,294)
          Increase (decrease) in income taxes payable                                     849           (1,027)
          Increase (decrease) in accrued wages and bonuses                              1,156             (712)
          Increase (decrease) in accrued sales discounts                                  203             (230)
          Increase (decrease) in deferred revenue                                         273              (53)
          Increase (decrease) in other accrued liabilities                                 35              286
                                                                                     --------         --------

       Net cash provided by (used for) operating activities                             6,411           12,765
                                                                                     --------         --------

Cash flows from investing activities:
    Business acquisitions                                                             (27,505)               -
    Capital expenditures                                                                 (435)          (2,451)
    Capitalized software production costs and other assets                             (1,495)          (1,448)
                                                                                     --------         --------

       Net cash used for investing activities                                         (29,435)          (3,899)
                                                                                     --------         --------

Cash flows from financing activities:
    Issuance of common stock, net                                                       1,221            1,179
    Payments on capital lease obligation                                                 (151)            (112)
                                                                                     --------         --------

       Net cash provided by (used for) financing activities                             1,070            1,067
                                                                                     --------         --------

Effect of exchange rate changes on cash                                                   (92)            (741)
                                                                                     --------         --------

Net increase (decrease) in cash and cash equivalents                                  (22,046)           9,192
Cash and cash equivalents, beginning of period                                         38,831           23,993
                                                                                     --------         --------

Cash and cash equivalents, end of period                                             $ 16,785         $ 33,185
                                                                                     ========         ========

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


2.   Accounts Receivable

     Trade accounts receivable are net of an allowance for doubtful accounts of $570 and $624 at June 30, 1999 and December 31, 1998, respectively. The Company's customers are concentrated in the technology industry.


3.   Inventories

     Inventories consist of the following:


                                                    Jun 30,        Dec 31,
                                                       1999          1998
                                                    -------        -------
         Raw Materials                              $12,680        $ 9,789
         Work in Process                              4,104          1,223
         Finished Goods                               4,493          4,694
                                                    -------        -------
                                                    $21,277        $15,706

4.   Property and Equipment

     Property and equipment consists of the following:

                                                   Jun 30,           Dec 31,
                                                      1999              1998
                                                   -------           -------

         Land                                      $ 1,391           $ 1,391
         Manufacturing Equipment                    10,471             9,992
         Office Equipment                            8,449             8,056
         Leasehold Improvements                      2,707             2,697
                                                   -------           -------
                                                    23,018            22,136

         Less:  Accum. Depr.                        11,892            10,377
                                                   -------           -------
                                                   $11,126           $11,759
                                                   =======           =======


5.   Earnings Per Share

     Net income per share is based on the weighted average number of shares of common stock and common stock equivalents (stock options and warrants) outstanding during the periods, computed using the treasury stock method for stock options and warrants.

     Weighted average shares consist of the following:

                                                For the three        For the six
                                                 months ended       months ended
                                              Jun 30,   Jun 30,   Jun 30,   Jun 30,
                                                 1999      1998      1999      1998
                                              -------   -------   -------   -------
Weighted Average Shares (basic)                 7,965     7,883     7,923     7,860
Effect of Dilutive Stock Options                  384       137       403       178
                                              -------   -------   -------   -------
Weighted Average Shares (diluted)               8,349     8,020     8,326     8,038


6.   Segment Information

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

     The following is revenues and long-lived asset information by geographic area:

                                                   For the three           For the six
    Revenue                                         months ended          months ended
    -------                                     Jun 30,      Jun 30,    Jun 30,    Jun 30,
                                                   1999         1998       1998       1998
                                                -------      -------    -------    -------
  Country
  United States                                 $27,193      $16,020    $49,409    $41,152
  Europe                                         10,973        7,303     19,591     14,991
  Asia Pacific - Japan                              185          489        520        990
  Other foreign                                     485          313        875        655
                                                -------      -------    -------    -------
                                                $38,836      $24,125    $70,395    $57,788
                                                -------      -------    -------    -------



    Long Lived Assets
    -----------------
                                    Jun 30,         Dec 31,
                                       1999            1998
                                    -------         -------
  Country
  United States                     $37,467         $17,806
  Europe                                370             480
  Asia Pacific - Japan                  131             150
                                    -------         -------
                                    $37,968         $18,436


     One customer accounted for more than 10% of total revenue for the three and six months ended June 30, 1999 and 1998.


7.   ARTIC Business Unit Acquisition

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

                                                      Three Months Ended          Six Months Ended
                                                     June 30,     June 30,     June 30,       June 30,
                                                         1999         1998         1999           1998
                                                     --------     --------     --------       --------
                                                          (unaudited)                (unaudited)

            Revenues                                 $ 38,836     $ 34,691     $ 79,985       $ 77,882
            Net Income                               $  2,745     $  1,631     $  6,688       $  5,663
            Net income per share (basic)             $    .34     $    .21     $    .84       $    .72
            Net income per share (diluted)           $    .33     $    .20     $    .80       $    .70


8.   Subsequent Event

     On August 13, 1999, the Company completed the acquisition of Texas Micro Inc., a public embedded computer company headquartered in Houston, Texas, by issuing approximately 2.9 million shares of the Company's stock for all the outstanding common stock of Texas Micro Inc. The transaction is being accounted for as a pooling of interests.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     Total revenue was $38.8 million for the three months ended June 30, 1999 compared to $24.1 million for the three months ended June 30, 1998, and $70.4 million for the six months ended June 30, 1999 compared to $57.8 million for the six months ended June 30, 1998. Net income was $2.7 million for the three months ended June 30, 1999 compared to $0.3 million for the three months ended June 30, 1998, and $4.4 million for the six months ended June 30, 1999 compared to $3.4 million for the six months ended June 30, 1998.

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

     On August 13, 1999, the Company completed the acquisition of Texas Micro Inc., a public embedded computer company headquartered in Houston, Texas, by issuing approximately 2.9 million shares of the Company's stock for all the outstanding common stock of Texas Micro Inc. The transaction is being accounted for as a pooling of interests.

     Information contained in this Quarterly Report on Form 10-Q and statements that may be made in the future by the Company's management regarding future industry trends, the Company's expected revenues and anticipated gross margins, the Company's future development and introduction of products, and the Company's future liquidity, development, and business activities constitute forward looking statements that involve a number of risks and uncertainties. The following are among the factors that could cause actual results to differ materially from the forward looking statements: business conditions and growth in the electronics industry and general economies, both domestic and international, including conditions precipitated by the Asian economies; uncertainty of market development; dependence on a limited number of OEM customers; dependence on limited or sole source suppliers; dependence on the relationship with Intel Corporation ("Intel"); dependence on Intel's support of the embedded computer market; lower than expected customer orders or variations in customer order patterns due to changes in demand for customers' products and customer and channel inventory levels; competitive factors, including increased competition, new product offerings by competitors and price pressures; the availability of parts and components at reasonable prices; changes in product mix; dependence on proprietary technology; technological difficulties and resource constraints encountered in developing new products; and product shipment interruptions due to manufacturing difficulties. The forward looking statements contained in this MD&A regarding industry trends, product development and introductions, and liquidity and future business activities should be considered in light of these factors and the risk factors described in the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on July 7, 1999.

REVENUES

                               Three Months Ended                           Six Months Ended
                         ------------------------------              ------------------------------
                    (in thousands except percentage amounts)    (in thousands except percentage amounts)
                         June 30,  Percentage  June 30,              June 30,  Percentage  June 30,
                             1999      Change      1998                  1999      Change      1998
                         --------  ----------  --------              --------  ----------  --------
Revenues                 $ 38,836         61%  $ 24,125              $ 70,395         22%  $ 57,788

     The increase in revenues for the three and six months ended June 30, 1999 compared to the three and six months ended June 30, 1998 was the result of sales related to the ARTIC Business Unit acquisition on March 1, 1999, design wins ramping into production and volume increases in other OEM sales. The percentage change for the six months ended June 30, 1999 compared to June 30, 1998 was significantly lower than the three month change due to decreases in revenue between the first and second quarters of 1998. The decreased revenue levels were caused by customers delaying or canceling orders precipitated by the effects of the global economic conditions in the electronics market and decrease in sales from one OEM customer.

COST OF GOODS SOLD

                                      Three Months Ended                            Six Months Ended
                                ------------------------------              ------------------------------
                            (in thousands except percentage amounts)   (in thousands except percentage amounts)
                                June 30,  Percentage  June 30,              June 30,  Percentage  June 30,
                                    1999      Change      1998                  1999      Change      1998
                                --------  ----------  --------              --------  ----------  --------
Cost of Goods Sold              $ 23,968         44%  $ 16,640              $ 44,253         16%  $ 38,184
As a % of Revenues                   62%                   69%                   63%                   66%


     Cost of goods sold increased for the three and six months ended June 30, 1999 compared to the three and six months ended June 30, 1998 primarily as a result of higher revenues. Cost of goods sold as a percentage of revenues decreased for the three and six months ended June 30, 1999 compared to the three and six months ended June 30, 1998 primarily as a result of the product mix consisting of a larger portion of higher margin product related to the ARTIC Business Unit acquisition on March 1, 1999. The percentage change for the six months ended June 30, 1999 compared to June 30, 1998 was significantly lower than the three month change due to product mix and higher manufacturing costs relative to revenue levels between the first and second quarters of 1998.


RESEARCH AND DEVELOPMENT

                                      Three Months Ended                            Six Months Ended
                                ------------------------------              ------------------------------
                            (in thousands except percentage amounts)   (in thousands except percentage amounts)
                                June 30,  Percentage  June 30,              June 30,  Percentage  June 30,
                                    1999      Change      1998                  1999      Change      1998
                                --------  ----------  --------              --------  ----------  --------
Research and Development        $  5,516         66%  $  3,323              $ 10,149         48%  $  6,859
As a % of Revenues                    14%                  14%                   14%                   12%


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

SELLING, GENERAL AND ADMINISTRATIVE

                                      Three Months Ended                            Six Months Ended
                                ------------------------------              ------------------------------
                            (in thousands except percentage amounts)   (in thousands except percentage amounts)
                                June 30,  Percentage  June 30,              June 30,  Percentage  June 30,
                                    1999      Change      1998                  1999      Change      1998
                                --------  ----------  --------              --------  ----------  --------
Selling, General & Admin.       $  5,508         39%  $  3,952              $  9,935         23%  $  8,054
As a % of Revenues                    14%                  16%                   14%                   14%


     Selling, general and administrative expenses have increased in dollar amount in the three and six months ended June 30, 1999 compared to the three and six months ended June 30, 1998 primarily as a result of increased personnel, facilities and travel costs to support higher levels of sales and amortization associated with the ARTIC Business Unit acquisition on March 1, 1999.


INTEREST INCOME, NET AND INCOME TAX PROVISION

                                      Three Months Ended                            Six Months Ended
                                ------------------------------              ------------------------------
                            (in thousands except percentage amounts)   (in thousands except percentage amounts)
                                June 30,  Percentage  June 30,              June 30,  Percentage  June 30,
                                    1999      Change      1998                  1999      Change      1998
                                --------  ----------  --------              --------  ----------  --------
Interest Income, net            $    179       (36%)  $    280              $    483       (20%)  $    606
Income Tax Provision            $  1,287        671%  $    167              $  2,093         13%  $  1,849

     Interest income, net includes interest income, interest expense, bank charges, capital asset losses and foreign currency transaction gains or losses. Interest income, net, decreased from 1998 due to lower cash and cash equivalents levels primarily associated with the ARTIC Business Unit acquisition on March 1, 1999.

     The percentage and dollar amount increase in the income tax provision for the three and six month periods ended June 30, 1999 compared to 1998 is attributable to increased net income before taxes in 1999 offset by a decrease in the effective tax rate applied of 32% in 1999. The Company's effective tax rate was at approximately 35% in 1998. The decline in the effective tax rate from 1998 to 1999 was due to tax benefits from increased research and experimentation tax credits and an increase in foreign operations taxed at favorable rates.


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


LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1999, the Company had $16.8 million in cash and cash equivalents, which represents the Company's principal source of liquidity. The Company had working capital of approximately $49.3 million. The Company maintains a $10.0 million line of credit with a bank which expires October 1999. The Company has not drawn any funds under this line of credit.

     Cash and cash equivalents decreased $22.0 million during the six months ended June 30, 1999 primarily as a result of the cash paid for the ARTIC Business Unit acquisition ($27.5 million) on March 1, 1999, increases in accounts receivable ($10.1 million), and capitalized software production costs and other assets ($1.5 million). These decreases were offset by cash and cash equivalent increases from accounts payable ($6.6 million), net income ($4.4 million), depreciation and amortization ($3.4 million) and accrued wages and bonuses ($1.2 million).

     The Company believes that existing cash and cash equivalents and cash from operations will be sufficient to fund its operations for at least the next 12 months. The Company may initiate capital sourcing steps to support its strategic acquisition opportunities.


                                     PART II
                                OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     At the Company's Annual Meeting on May 18, 1999, the holders of the Company's outstanding Common Stock took the actions described below. At the Annual Meeting 7,935,764 shares of Common Stock were issued and outstanding and entitled to vote.

1. The shareholders elected each of Dr. Glenford J. Myers, James F. Dalton, Richard J. Faubert, C. Scott Gibson, Jean-Claude Peterschmitt, Jean-Pierre Patkay and Dr. William W. Lattin to the company's Board of Directors, by the votes indicated below, to serve for the ensuing year.

         Dr. Glenford J. Myers

                                      6,805,747    shares in favor
                                       144,067     shares against or withheld
                                          0        abstentions
                                          0        broker nonvotes

         James F. Dalton

                                      6,764,953    shares in favor
                                       184,861     shares against or withheld
                                          0        abstentions
                                          0        broker nonvotes

         Richard J. Faubert

                                      6,763,703    shares in favor
                                       186,111     shares against or withheld
                                          0        abstentions
                                          0        broker nonvotes

         C. Scott Gibson

                                      6,803,647    shares in favor
                                       146,167     shares against or withheld
                                          0        abstentions
                                          0        broker nonvotes

         Jean-Claude Peterschmitt

                                      6,821,747    shares in favor
                                       128,067     shares against or withheld
                                          0        abstentions
                                          0        broker nonvotes

         Jean-Pierre Patkay

                                      6,844,067    shares in favor
                                       105,747     shares against or withheld
                                          0        abstentions
                                          0        broker nonvotes

         Dr. William W. Lattin

                                      6,821,247    shares in favor
                                       128,567     shares against or withheld
                                          0        abstentions
                                          0        broker nonvotes

2. The shareholders voted in favor of the amendment to the 1996 Employee Stock Purchase Plan raising the available shares from 250,000 to 500,000 shares.

                                      5,472,776    shares in favor
                                       130,442     shares against or withheld
                                        8,686      abstentions
                                      1,337,910    broker nonvotes

3. The shareholders voted in favor of the amendment to the 1995 Stock Incentive Plan raising the available shares from 1,500,000 to 2,250,000 shares.

                                      3,318,731    shares in favor
                                      2,221,904    shares against or withheld
                                        8,981      abstentions
                                      1,400,198    broker nonvotes


Item 6.  Exhibits, Reports on Form 8-K and Reports on Form S-4

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


                                       RADISYS CORPORATION



                                       STEPHEN F. LOUGHLIN
                                       -----------------------------------------
Date: August 13, 1999                  Stephen F. Loughlin
                                       Vice President of Finance and
                                         Administration and Chief Financial
                                         Officer
                                       (Authorized officer and Principal
                                        Financial Officer)

                                  EXHIBIT INDEX



         Exhibit No.                            Description
         -----------                            -----------

             27                        Financial Data Schedule