Form 10-Q
period 1999-09-30
RADISYS CORP
filed 1999-11-15
CIK 873044

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999 or

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


                                 Yes [X] No [ ]


         Number of shares of common stock outstanding as of November 10,
                              1999 was 10,925,920.

                               RADISYS CORPORATION

                          PART I. FINANCIAL INFORMATION


                                                                        Page No.
                                                                        --------

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheet - September 30, 1999 and
          December 31, 1998                                                 3

          Consolidated Statement of Operations - Three months
          ended September 30, 1999 and 1998, and nine months
          ended September 30, 1999 and 1998                                 4

          Consolidated Statement of Changes in Shareholders'
          Equity - December 31, 1998 through September 30, 1999             5

          Consolidated Statement of Cash Flows - Nine months
          ended September 30, 1999 and 1998                                 6

          Notes to Consolidated Financial Statements                        7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              12


                           PART II. OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders              17

Item 6.   Exhibits and Reports on Form 8-K                                 17

Signatures                                                                 18

                               RadiSys Corporation
                           Consolidated Balance Sheet
                      (in thousands, except share amounts)
                                   (unaudited)


                                     ASSETS

                                                             September 30,       December 31,
                                                                     1999               1998
                                                             ------------       ------------
                                                                                  (restated)
Current assets
         Cash and cash equivalents                           $     24,242       $     43,792
         Accounts receivable, net                                  50,403             33,661
         Inventories, net                                          44,757             27,382
         Other current assets                                       2,072              2,255
         Deferred income taxes                                      3,455                805
                                                             ------------       ------------

            Total current assets                                  124,929            107,895
         Equipment, net                                            19,251             17,011
         Goodwill and intangible assets, net                       21,882              3,142
         Other assets                                               9,577              3,679
                                                             ------------       ------------

            Total assets                                     $    175,639       $    131,727
                                                             ============       ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
         Accounts payable                                    $     34,400       $     12,553
         Income taxes payable                                       3,707              1,052
         Accrued wages and bonuses                                  4,525              4,272
         Accrued sales discounts                                    1,303                748
         Other accrued liabilities                                  8,046              5,910
         Current portion of capital lease obligation                  144                277
                                                             ------------       ------------

            Total current liabilities                              52,125             24,812

Non-current portion of capital lease obligation                         -                 88
                                                             ------------       ------------

            Total liabilities                                      52,125             24,900
                                                             ------------       ------------

Commitments and contingent liabilities
Shareholders' equity
         Common stock, 50,000,000 shares
            authorized, 10,832,650 and 10,559,224
            shares issued and outstanding                         136,099            132,368
            Accumulated other comprehensive loss:
              Cumulative translation adjustment                    (1,474)            (1,096)
              Unrealized loss on securities available
                for sale                                             (438)              (568)
         Accumulated deficit                                      (10,673)           (23,877)
                                                             ------------       ------------

            Total shareholders' equity                            123,514            106,827
                                                             ------------       ------------

            Total liabilities and shareholders' equity       $    175,639       $    131,727
                                                             ============       ============


          See accompanying notes to consolidated financial statements.

                               RadiSys Corporation
                      Consolidated Statement of Operations
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                     Three Months Ended             Nine Months Ended
                                                  -----------------------        -----------------------
                                                    Sept. 30,    Sept. 30,        Sept. 30,     Sept. 30,
                                                        1999         1998             1999          1998
                                                  ---------     ---------        ---------     ---------
                                                                (restated)                     (restated)
Revenues                                          $  64,096     $  44,934        $ 178,145     $ 138,693
Cost of goods sold                                   40,724        29,921          113,023        92,713
                                                  ---------     ---------        ---------     ---------

Gross profit                                         23,372        15,013           65,122        45,980

Research and development                              7,438         5,795           21,973        16,674
Selling, general and administrative                   9,385         7,937           26,991        23,198
Goodwill and intangibles amortization                   722            27            1,733            27
Combination costs                                     5,971             -            5,971             -
                                                  ---------     ---------        ---------     ---------

Income (loss) from operations                          (144)        1,254            8,454         6,081

Interest income, net                                    229           592              936         1,633
Other income                                          2,007             -            2,007             -
                                                  ---------     ---------        ---------     ---------

Income before income tax provision (benefit)          2,092         1,846           11,397         7,714
Income tax provision (benefit)                        1,147           403           (1,807)        2,317
                                                  ---------     ---------        ---------     ---------

Net income                                        $     945     $   1,443        $  13,204     $   5,397
                                                  =========     =========        =========     =========

Net income per share (basic)                      $    0.09     $    0.14        $    1.23     $    0.51
                                                  =========     =========        =========     =========

Net income per share (diluted)                    $    0.08     $    0.14        $    1.18     $    0.51
                                                  =========     =========        =========     =========


Shares used in the calculation of
net income per share - basic                         10,808        10,580           10,722        10,569
                                                  =========     =========        =========     =========

Shares used in the calculation of
net income per share - diluted                       11,447        10,677           11,171        10,687
                                                  =========     =========        =========     =========


          See accompanying notes to consolidated financial statements.

                               RadiSys Corporation
            Consolidated Statement of Changes in Shareholders' Equity
                      (in thousands, except share amounts)


                                                 Common stock        Cumulative    Unrealized                           Total other
                                            ----------------------  translation  gain/loss on  Accumulated            comprehensive
                                                Shares      Amount   adjustment    securities      deficit      Total        income
                                            ----------  ----------  -----------  ------------  -----------  ---------  ------------
Balances, December 31, 1998                 10,559,224  $  132,368    $  (1,096)    $    (568)  $  (23,877) $ 106,827

Shares issued pursuant to
  benefit plans                                273,426       3,731            -             -            -      3,731

Translation adjustment                               -           -         (378)            -            -       (378)    $    (378)

Unrealized gain on securities                        -           -            -           130            -        130           130

Net income for the period                            -           -            -             -       13,204     13,204        13,204
                                            ----------  ----------  -----------  ------------  -----------  ---------     ---------

Balances, September 30, 1999
  (unaudited)                               10,832,650  $  136,099    $  (1,474)    $    (438)  $  (10,673) $ 123,514
                                            ==========  ==========  ===========  ============  ===========  =========

Total other comprehensive income,
  nine months ended September 30, 1999
  (unaudited)                                                                                                             $  12,956
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

                               RadiSys Corporation
                      Consolidated Statement of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                    Nine Months Ended
                                                                                -------------------------
                                                                                  Sept. 30,      Sept. 30,
                                                                                      1999           1998
                                                                                ----------     ----------
                                                                                               (restated)
Cash flows from operating activities:
    Net Income                                                                  $   13,204     $    5,397
    Adjustments to reconcile net income to net
    cash provided by (used for) operating activities:
       Depreciation and amortization                                                 6,889          4,205
       Gain on sale of assets                                                       (2,157)             -
       Deferred income taxes                                                        (6,845)          (206)
       Net changes in current assets and current liabilities:
          Decrease (increase) in accounts receivable                               (16,742)        10,090
          Decrease (increase) in inventories                                       (10,919)         5,312
          Decrease (increase) in other current assets                                  183            884
          Increase (decrease) in accounts payable                                   21,847         (3,423)
          Increase (decrease) in income taxes payable                                2,655           (633)
          Increase (decrease) in accrued wages and bonuses                             253         (1,444)
          Increase (decrease) in accrued sales discounts                               555           (505)
          Increase (decrease) in other accrued liabilities                           2,136            (72)
                                                                                ----------     ----------

       Net cash provided by operating activities                                    11,059         19,605
                                                                                ----------     ----------

Cash flows from investing activities:
    Business acquisitions                                                          (27,376)             -
    Capital expenditures                                                            (5,137)        (4,652)
    Proceeds from divestitures                                                       1,500          1,240
    Capitalized software production costs and other assets                          (2,728)        (3,356)
                                                                                ----------     ----------

       Net cash used for investing activities                                      (33,741)        (6,768)
                                                                                ----------     ----------

Cash flows from financing activities:
    Issuance of common stock                                                         3,731          1,441
    Repurchase of common stock                                                           -         (1,802)
    Purchase of treasury stock                                                           -              -
    Payments on capital lease obligation                                              (221)          (180)
                                                                                ----------     ----------

       Net cash provided by (used for) financing activities                          3,510           (541)
                                                                                ----------     ----------

Effect of exchange rate changes on cash                                               (378)          (544)
                                                                                ----------     ----------

Net increase (decrease) in cash and cash equivalents                               (19,550)        11,752
Cash and cash equivalents, beginning of period                                      43,792         30,847
                                                                                ----------     ----------

Cash and cash equivalents, end of period                                        $   24,242     $   42,599
                                                                                ==========     ==========


          See accompanying notes to consolidated financial statements.

                               RADISYS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except share amounts)
                                   (unaudited)

                               September 30, 1999


1.   Basis of Presentation

     The accompanying consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of results for the interim periods. Reclassifications have been made to amounts in prior years to conform to current year presentation. These changes had no impact on previously reported results of operations or shareholders' equity. See Note 8 regarding the merger with Texas Micro Inc., and the restatement of the Company's financial statements. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. The results of operations for interim periods are not necessarily indicative of the results for the entire year.

     Management Estimates
     --------------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates and judgements made by management of the Company include matters such as collectibility of accounts receivable, realizability of inventories and recoverability of capitalized software and deferred tax assets.

     Reclassifications
     -----------------

     Reclassifications have been made to amounts in certain prior years. These changes had no impact on previously reported results of operations or shareholders' equity.

     Change in Estimates
     -------------------

     During the third quarter of 1999 the Company changed its estimate relative to the rate of potential product returns from distributors to reflect contractual return limitations. This change resulted in an increase to third quarter income from operations of $.4 million.


2.   Accounts Receivable

     Trade accounts receivable are net of an allowance for doubtful accounts of $948 and $1,481 at September 30, 1999 and December 31, 1998, respectively. The Company's customers are concentrated in the technology industry.

3.   Inventories

     Inventories consist of the following:

                                                   Sep 30,         Dec 31,
                                                     1999            1998
                                              -----------     -----------
     Raw Materials                            $    28,087     $    17,520
     Work in Process                               14,984           3,728
     Finished Goods                                 1,686           6,134
                                              -----------     -----------
                                              $    44,757     $    27,382
                                              ===========     ===========

4.   Property and Equipment

     Property and equipment consists of the following:

                                                   Sep 30,         Dec 31,
                                                     1999            1998
                                              -----------     -----------
     Land                                     $     1,391     $     1,391
     Manufacturing Equipment                       15,930          14,591
     Office Equipment                              17,780          12,917
     Leasehold Improvements                         5,217           5,835
                                              -----------     -----------
                                                   40,318          34,734

         Less: Accumulated Depreciation            21,067          17,723
                                              -----------     -----------
                                              $    19,251     $    17,011
                                              ===========     ===========


5.   Goodwill and Intangible Assets

     Goodwill and intangible assets increased by $18.8 million, from $3.1 million at December 31, 1998 to $21.9 million at September 30, 1999. This increase is due to goodwill and intangibles recorded from the ARTIC acquisition (see Note 10) of $19.1 million (net of amortization), and from the Sonitech acquisition of $4.4 million (net of amortization), offset by $0.3 million amortization from the Sonitech acquisition and other intangibles. Amortization periods range from five to fifteen years.


6.   Earnings Per Share

     Net income per share is based on the weighted average number of shares of common stock and common stock equivalents (stock options) outstanding during the periods, computed using the treasury stock method for stock options.

     Weighted average shares consist of the following:

                                                   Three                 Nine
                                                months ended          months ended
                                            -------------------   -------------------
                                              Sep 30,    Sep 30,    Sep 30,    Sep 30,
                                                1999       1998       1999       1998
                                            --------   --------   --------   --------
     Weighted Average Shares (basic)          10,808     10,580     10,722     10,569

     Effect of Dilutive Stock Options            639         97        449        118
                                            --------   --------   --------   --------
     Weighted Average Shares (diluted)        11,447     10,677     11,171     10,687
                                            ========   ========   ========   ========

7.   Segment Information

     The Company is organized primarily on the basis of embedded single board computers and other related support operations. The operations not included in embedded single board computers are immaterial for presentation.

     Information concerning principal geographic areas is as follows:

     Revenue
                                                   Three                 Nine
                                                months ended          months ended
                                            -------------------   -------------------
                                              Sep 30,    Sep 30,    Sep 30,    Sep 30,
                                                1999       1998       1999       1998
                                            --------   --------   --------   --------
     Country
     United States                          $ 41,175   $ 31,910   $119,805   $ 99,573
     Europe                                   21,551     11,999     55,327     35,824
     Asia Pacific - Japan                      1,188        601      1,955      2,218
     Other foreign                               182        424      1,058      1,078
                                            --------   --------   --------   --------
                                            $ 64,096   $ 44,934   $178,145   $138,693
                                            ========   ========   ========   ========

     Long Lived Assets
                                              Sep 30,    Dec 31,
                                                1999       1998
                                            --------   --------
     Country
     United States                          $ 18,752   $ 16,373
     Europe                                      409        538
     Asia Pacific - Japan                         90         99
                                            --------   --------
                                            $ 19,251   $ 17,011
                                            ========   ========

     No customer accounted for more than 10% of total revenue for the three and nine month periods ended September 30, 1999 and 1998.


8.   Merger with Texas Micro and Related Charges

     On August 13, 1999, the Company completed a merger transaction with Texas Micro Inc. ("Texas Micro"), a publicly-traded embedded computer company headquartered in Houston, Texas. As a result, the outstanding Texas Micro common stock was converted into approximately 2.8 million shares of RadiSys common stock, based on an exchange ratio of approximately 4.96 shares of Texas Micro common stock for each share of RadiSys common stock. The merger was accounted for as a pooling-of-interests under Accounting Principles Board Opinion No. 16, and accordingly, financial statements presented for all periods have been restated to reflect combined operations and financial position. All intercompany transactions have been eliminated. The merger-related costs consisted primarily of fees for investment bankers, attorneys, accountants and financial printing. Certain reclassifications were made to Texas Micro's accounts to conform to the Company's presentation.

     Consolidated results of operations for the period January 1, 1999 through June 30, 1999 of the Company and Texas Micro on a stand-alone basis are as follows:

                                     RadiSys      Texas Micro        Combined

     Revenue                       $  70,395        $  43,654       $ 114,049
                                   =========        =========       =========

     Net Income                    $   4,448        $   2,618       $   7,066
                                   =========        =========       =========

     In connection with the merger, the Company recorded a charge to operating expenses of approximately $6.0 million for merger-related costs during the third quarter of 1999. Merger and related costs are comprised of the following:

                                                          Combination costs            Balance
                                                           recorded quarter      accrued as of
                                                             ending 9/30/99            9/30/99
                                                          -----------------     --------------
     Professional & filing fees                                    $  3,251            $   400
     Severance, retention, relocation & benefits alignment            1,538                249
     Contract termination costs                                         799                205
     Marketing                                                          226                141
     Information systems conversion                                      83                  4
     Other miscellaneous                                                 74                  0
                                                                   --------            -------
     Total                                                         $  5,971            $   999
                                                                   ========            =======

     Accrued combination costs totalling $1.0 million at September 30, 1999 are included in other accrued liabilities in the Consolidated Balance Sheet.

     As a result of the merger transaction with Texas Micro, the Company restated its financial statements including recognition of a tax benefit in the second quarter 1999. The Company has accounted for certain changes in the federal income tax laws that took effect on June 25, 1999. The tax law change made certain Texas Micro net operating loss carryforwards available to offset RadiSys taxable income. This portion of the restatement increased net income of the Company by $5.2 million for the quarter ended June 30, 1999.


9.   Gain on Sale of Assets

     On September 30, 1999, the Company received the final consideration owing in connection with the prior (1996) sale (by Texas Micro) of Texas Micro's Sequoia Enterprise Systems business unit to General Automation, Inc. Final consideration consisted of $1.5 million in cash, $750 in notes, and 1,133,333 shares of General Automation common stock. The receipt of this consideration resulted in a gain of $2.2 million in the quarter and is reflected in other income in the Statement of Operations.


10.  ARTIC Business Unit Acquisition

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

     The Acquisition was accounted for using the purchase method. The results of operations for ARTIC Business Unit have been included in the financial statements since the date of acquisition. The aggregate purchase price of $27.4 million, including direct costs of acquisition, was allocated to purchased inventory, furniture and equipment, patents and goodwill related to the excess of the purchase price over the fair value of the tangible assets acquired.

     The following unaudited pro forma information presents the results of operations of the Company as if the Acquisition had occurred as of the beginning of the respective three and nine-month periods, after giving effect to adjustments for amortization of patents and goodwill, estimated reduction of interest income and the estimated impact on the income tax provision. The unaudited pro forma financial statements are not necessarily indicative of what actual results would have been had the ARTIC Business Unit acquisition occurred at the beginning of the respective periods. The unaudited pro forma information should be read in conjunction with the Current Report of the Company on Form 8-K dated March 1, 1999 and the Current Report of the Company on Form 8-K/A filed April 22, 1999.

                                             Three months ended    Nine months ended
                                            -------------------   -------------------
                                             Sept 30,   Sept 30,   Sept 30,   Sept 30,
                                                1999       1998       1999       1998
                                            --------   --------   --------   --------
                                                 (unaudited)                (unaudited)
     Revenues                               $ 64,096   $ 58,546   $187,735   $172,399
     Net Income                             $    945   $  6,353   $ 15,453   $ 10,178
     Net income per share (basic)           $    .09   $    .60   $    .96   $   1.44
     Net income per share (diluted)         $    .08   $    .60   $    .95   $   1.38


11.  Subsequent Event

     On October 19, 1999 the Company's board of directors declared a three-for-two stock split of the shares of common stock of the Company to be effected by means of a stock dividend. The shareholders of record on November 8, 1999 will receive one additional share of common stock for every two shares held. The stock dividend will be distributed on November 29, 1999.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    (in thousands except percentage amounts)

OVERVIEW

     Total revenue was $64.1 million for the three months ended September 30, 1999 compared to $44.9 million for the three months ended September 30, 1998, and $178.1 million for the nine months ended September 30, 1999 compared to $138.7 million for the nine months ended September 30, 1998. Net income was $0.9 million for the three months ended September 30, 1999 compared to $1.4 million for the three months ended September 30, 1998, and $13.2 million for the nine months ended September 30, 1999 compared to $5.4 million for the nine months ended September 30, 1998. The 1999 results include costs related to the merger with Texas Micro in 1999, the gain related to the General Automation settlement and the one-time tax benefit as discussed below.

     On March 1, 1999, the Company purchased certain assets of International Business Machines Corporation ("IBM") dedicated to the design, manufacture and sale of IBM's ARTIC communications coprocessor adapter hardware and software for wide area network and other telephony applications. The purchase price, including direct acquisition costs, was $27.4 million. The acquisition was accounted for using the purchase method. The results of operations for this acquisition have been included in the financial statements since the date of the acquisition.

     On August 13, 1999, the Company completed its merger transaction with Texas Micro, a publicly-traded embedded computer company headquartered in Houston, Texas, by issuing approximately 2.8 million shares of the Company's stock for all the outstanding common stock of Texas Micro. The merger was accounted for as a pooling-of-interests under Accounting Principles Board Opinion No. 16, and accordingly, the financial statements have been restated for all periods prior to the merger to reflect the combined results of operations, financial position and cash flows. In connection with the merger, the Company recorded a charge to operating expenses of approximately $6.0 million for merger-related costs in the third quarter of 1999.


REVENUES
                          Three Months Ended                       Nine Months Ended
                   ----------------------------------     ----------------------------------
                      Sep 30,  Percentage      Sep 30,       Sep 30,  Percentage      Sep 30,
                        1999       Change        1998          1999       Change        1998
                   ---------   ----------   ---------     ---------   ----------   ---------
Revenues           $  64,096          43%   $  44,934     $ 178,145          28%   $ 138,693

     The increase in revenues for the three and nine months ended September 30, 1999 compared to the same periods in 1998 was the result of sales related to the ARTIC Business Unit acquisition since March 1, 1999, design wins ramping into production and volume increases in other OEM sales. The percentage change for the nine months ended September 30, 1999 compared to September 30, 1998 was lower than the three month change due to the results of operations of the ARTIC acquisition included in revenue beginning March, 1999 combined with a decrease in revenues in the second quarter of 1998. The decreased revenue experienced in the second quarter of 1998 was caused by customers delaying or canceling orders precipitated by the effects of the global economic conditions in the electronics market and decrease in sales from one OEM customer.


COST OF GOODS SOLD

                             Three Months Ended                       Nine Months Ended
                      ----------------------------------     ----------------------------------
                         Sep 30,  Percentage      Sep 30,       Sep 30,  Percentage      Sep 30,
                           1999       Change        1998          1999       Change        1998
                      ---------   ----------   ---------     ---------   ----------   ---------
Cost of Goods Sold    $  40,724          36%   $  29,921     $ 113,023          22%   $  92,713
As a % of Revenues           64%                      67%           63%                      67%

     Cost of goods sold increased on a dollar basis for the three and nine months ended September 30, 1999 compared to the three and nine months ended September 30, 1998 primarily as a result of higher revenues. Cost of goods sold as a percentage of revenues decreased for the three and nine months ended September 30, 1999 compared to the three and nine months ended September 30, 1998 primarily as a result of the product mix consisting of a larger portion of higher margin product related to the ARTIC Business Unit acquisition on March 1, 1999. The percentage change for the nine months ended September 30, 1999 compared to September 30, 1998 was lower than the three month change due to lower manufacturing costs associated with the revenue level comparisons described above.


RESEARCH AND DEVELOPMENT

                                  Three Months Ended                       Nine Months Ended
                           ----------------------------------     ----------------------------------
                              Sep 30,  Percentage      Sep 30,       Sep 30,  Percentage      Sep 30,
                                1999       Change        1998          1999       Change        1998
                           ---------   ----------   ---------     ---------   ----------   ---------
Research and Development   $   7,438          28%   $   5,795     $  21,973          32%   $  16,674
As a % of Revenues                12%                      13%           12%                      12%


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


SELLING, GENERAL AND ADMINISTRATIVE

                                  Three Months Ended                       Nine Months Ended
                           ----------------------------------     ----------------------------------
                              Sep 30,  Percentage      Sep 30,       Sep 30,  Percentage      Sep 30,
                                1999       Change        1998          1999       Change        1998
                           ---------   ----------   ---------     ---------   ----------   ---------
Selling, General & Admin.  $   9,385          18%   $   7,937     $  26,991          16%   $  23,198
As a % of Revenues                15%                      18%           15%                      17%


     Selling, general and administrative expenses have increased in dollar amount in the three and nine months ended September 30, 1999 compared to the three and nine months ended September 30, 1998 primarily as a result of increased personnel, facilities and travel costs to support higher levels of sales associated with the ARTIC business unit acquisition on March 1, 1999 and the Texas Micro merger on August 13, 1999. Selling, general and administrative expenses decreased slightly as a percentage of revenues for the three and nine months ended September 30, 1999 compared to the three and nine months ended September 30, 1998 primarily as a result of higher revenue volumes in 1999.


GOODWILL AND INTANGIBLES AMORTIZATION

                                       Three Months Ended                       Nine Months Ended
                                ----------------------------------     ----------------------------------
                                   Sep 30,  Percentage      Sep 30,       Sep 30,  Percentage      Sep 30,
                                     1999       Change        1998          1999       Change        1998
                                ---------   ----------   ---------     ---------   ----------   ---------
Goodwill & Intangibles Amort.   $     722       2,574%   $      27     $   1,733        6,319%  $      27
As a % of Revenues                      1%                       0%            1%                       0%

     Amortization expense relates to goodwill and intangibles recorded in connection with the Sonitech acquisition (Q1 97 - $3.0 million) and the ARTIC acquisition (Q1 99 - $20.7 million). Amortization periods range from five to fifteen years.

COMBINATION COSTS

                                       Three Months Ended                       Nine Months Ended
                                ----------------------------------     ----------------------------------
                                   Sep 30,  Percentage      Sep 30,       Sep 30,  Percentage      Sep 30,
                                     1999       Change        1998          1999       Change        1998
                                ---------   ----------   ---------     ---------   ----------   ---------
Combination costs               $   5,971            -   $       0     $   5,971            -   $       0
As a % of Revenues                      9%                       0%            3%                       0%


     Combination costs for the three and nine months ended September 30, 1999 resulted from the Texas Micro merger on August 13, 1999. The Company recorded a charge to operating expenses of approximately $6.0 million for merger-related costs during the third quarter of 1999. Merger and related costs are comprised of the following:

                                                                   Combination costs           Balance
                                                                    recorded quarter     accrued as of
                                                                      ending 9/30/99           9/30/99
                                                                   -----------------     -------------
     Professional & filing fees                                            $   3,251         $     400
     Severance, retention, relocation & benefits alignment                     1,538               249
     Contract termination costs                                                  799               205
     Marketing                                                                   226               141
     Information systems conversion                                               83                 4
     Other miscellaneous                                                          74                 0
                                                                           ---------         ---------
     Total                                                                 $   5,971         $     999
                                                                           =========         =========


     Accrued combination costs totalling $1.0 million at September 30, 1999 are included in other accrued liabilities in the Consolidated Balance Sheet.


INTEREST INCOME, OTHER INCOME AND INCOME TAX PROVISION

                                        Three Months Ended                       Nine Months Ended
                                 ----------------------------------     ----------------------------------
                                    Sep 30,  Percentage      Sep 30,       Sep 30,  Percentage      Sep 30,
                                      1999       Change        1998          1999       Change        1998
                                 ---------   ----------   ---------     ---------   ----------   ---------
Interest income, net             $     229        (61%)   $     592     $     936        (43%)   $   1,633
Other income                     $   2,007        100%)   $       0     $   2,007       (100%)   $       0
Income tax provision (benefit)   $   1,147        185%    $     403     $  (1,807)      (178%)   $   2,317

     Interest income, net, decreased from 1998 due to lower cash and cash equivalents levels primarily associated with the funding of the ARTIC Business Unit acquisition on March 1, 1999 and capital additions.

     The Company received the final consideration owing in connection with the prior (1996) sale of Texas Micro's Sequoia Enterprise Systems business unit to General Automation. Final consideration consisted of $1.5 million in cash, $750,000 in notes, and 1,133,333 shares of General Automation common stock. The receipt of this consideration resulted in a gain to the Company of $2.2 million in the third quarter of 1999 and is reflected in other income.

     The Company's effective tax rate for the three months ended September 30, 1999 and 1998 was 54.8% and 21.8% respectively. The increase in the effective tax rate is primarily attributable to expenses of the Texas Micro merger that are capitalized for income tax purposes and not deductible. The tax benefit for the nine months ended September 30, 1999 is the result of a tax benefit recorded in the second quarter of 1999. The Company has accounted for certain changes in the federal income tax laws that were effective on June 25, 1999. The tax law change eliminated some restrictions on the utilization of certain Texas Micro net operating loss carryforwards. Some of the Texas Micro net operating loss carryforwards are now available to offset RadiSys taxable income. The adjustment relating to this tax law change resulted in a decrease to the tax provision for the quarter ended June 30, 1999 and an increase to net income after tax of $5.2 million.


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

     Within the last two years the Company has evaluated and upgraded or replaced the software and hardware underlying the Company's internal financial systems, manufacturing equipment and systems, product development tools and systems, internal and external communication systems, and desktop systems, as appropriate, to address Year 2000 readiness issues. The Company has also performed an in-depth analysis of all of its products. An analysis of each product's Year 2000 readiness is provided on the Company's website (http://www.radisys.com/). In addition, the Company has been in contact with all major external third party providers to assess their Year 2000 readiness; this includes third parties who provide financial, payroll, communications, component, and integration services to the Company.

     Subsequent to performing the above steps, the Company has and will continue to make certain investments in its systems, applications and products to address Year 2000 issues. The Company believes that it has completed the analysis of its Year 2000 readiness, completed the majority of mission-critical system upgrades and replacements it requires to be Year 2000 ready, and is now in the process of upgrading or replacing non-material and non-mission critical applications. The Company expects that it will continue to address Year 2000 readiness issues up to and during the Year 2000, and will react as appropriate to newly-identified issues.

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


LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1999, the Company had $24.2 million in cash and cash equivalents, which represents the Company's principal source of liquidity. The Company had working capital of approximately $72.8 million. The Company has a $20.0 million line of credit with a bank which expires October 2000. The Company has not drawn any funds under this line of credit.

     Cash and cash equivalents decreased $19.6 million during the nine months ended September 30, 1999 primarily as a result of the cash paid for the ARTIC Business Unit acquisition ($27.4 million) on March 1, 1999, increases in accounts receivable ($16.7 million), inventories ($10.9 million), deferred income taxes ($2.7 million), capital expenditures ($5.1 million) and capitalized software production costs and other assets ($6.9 million). These cash uses were offset by cash and cash equivalent increases from accounts payable ($21.8 million), net income ($13.2 million), depreciation and amortization ($6.9 million), accrued income taxes ($2.7 million) and other accrued liabilities ($2.1 million).

     The Company believes that existing cash and cash equivalents and cash from operations and the bank line of credit will be sufficient to fund its current operations for at least the next 12 months.

FORWARD-LOOKING STATEMENTS

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

                                     PART II
                                OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Special Meeting on August 12, 1999, the holders of the Company's outstanding Common Stock took the actions described below. At the Special Meeting 7,982,851 shares of Common Stock were issued and outstanding and entitled to vote.

The shareholders voted in favor of the issuance of common stock of the Company to Texas Micro stockholders under the terms of the merger agreement among the Company, Texas Micro and Tabor Merger Corp., a wholly owned subsidiary of the Company.

                           6,396,720  Shares in favor
                              36,359  Shares against or withheld
                              50,274  Broker non-votes


The shareholders voted in favor of an amendment to the Company's 1995 Stock Incentive Plan to increase the number of shares reserved for issuance under the plan from 2,250,000 to up to 2,750,000 shares.


                           3,820,097  Shares in favor
                           2,663,256  Shares against or withheld
                                   0  Broker non-votes

Item 6.  Exhibits, Reports on Form 8-K

         (a)  Exhibits

              2.1 Agreement of Reorganization and Merger dated as of May 24, 1999, between the Company, Texas Micro Inc. and Tabor Merger Corp. Incorporated by reference to Appendix A to the Company's Joint Proxy Statement / Prospectus dated July 7, 1999, which is part of the Company's Registration Statement on Form S-4 (No. 333-82401).

              10.1 Renewal of and increase in September 12, 1996 revolving line of credit agreement between the Company and United States National Bank of Oregon dated September 30, 1999.

              27    Financial Data Schedule

         (b)  Reports on Form 8-K

              On August 13, 1999, the Company filed a Form 8-K dated August 13, 1999 reporting Items 2 and 7.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       RADISYS CORPORATION


                                       STEPHEN F. LOUGHLIN
                                       -----------------------------------------
Date: November 15, 1999                Stephen F. Loughlin
                                       Vice President of Finance and
                                       Administration and Chief Financial
                                       Officer (Authorized officer and Principal
                                       Financial Officer)

                                  EXHIBIT INDEX


      Exhibit No.      Description
      -----------      -----------

          2.1 Agreement of Reorganization and Merger dated as of May 24, 1999, between the Company, Texas Micro Inc. and Tabor Merger Corp. Incorporated by reference to Appendix A to the Company's Joint Proxy Statement / Prospectus dated July 7, 1999, which is part of the Company's Registration Statement on Form S-4 (No. 333-82401).

          10.1 Renewal of and increase in September 12, 1996 revolving line of credit agreement between the Company and United States National Bank of Oregon dated September 30, 1999.

          27           Financial Data Schedule