Form 10-K
period 1999-12-31
RADISYS CORP
filed 2000-03-30
CIK 873044

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                         Commission file number 0-26844
                            ------------------------

                              RADISYS CORPORATION

             (Exact name of registrant as specified in its charter)

                OREGON                                      93-0945232
    (State or other jurisdiction of              (I.R.S. Employer Identification
    Incorporation or Organization)                           Number)

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                  Common Stock
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. / /

    Aggregate market value of the voting stock held by non-affiliates of the Registrant at March 24, 2000: $778,614,968. For purposes of the calculation executive officers, directors and holders of 10% or more of the outstanding Common Stock are considered affiliates.

    Number of shares of Common Stock outstanding as of March 24, 2000:
16,849,989.

                      DOCUMENTS INCORPORATED BY REFERENCE

                  DOCUMENT                       PART OF FORM 10-K INTO WHICH INCORPORATED
---------------------------------------------  ---------------------------------------------
 Proxy Statement for 2000 Annual Meeting of
                Shareholders                                     Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              RADISYS CORPORATION
                                   FORM 10-K

TABLE OF CONTENTS

PART I
  Item 1                Business....................................................      3
  Item 2                Properties..................................................      8
  Item 3                Legal Proceedings...........................................      8
  Item 4                Submission of Matters to a Vote of Security Holders.........      8
  Item 4(a)             Executive Officers of the Registrant........................      9

PART II
  Item 5                Market for the Registrant's Common Equity and Related            11
                          Shareholder Matters.......................................
  Item 6                Selected Financial Data.....................................     12
  Item 7                Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................     12
  Item 8                Financial Statements and Supplementary Data.................     17
  Item 9                Changes In and Disagreements With Accountants on Accounting
                          and Financial Disclosure..................................     34

PART III
  Item 10               Directors and Executive Officers of the Registrant..........     34
  Item 11               Executive Compensation......................................     34
  Item 12               Security Ownership of Certain Beneficial Owners and              34
                          Management................................................
  Item 13               Certain Relationships and Related Transactions..............     34

PART IV
  Item 14               Exhibits, Financial Statement Schedules and Reports on           35
                          Form 8-K..................................................

Signatures..........................................................................     37

                                     PART I

ITEM 1. BUSINESS

    RadiSys Corporation ("RadiSys" or the "Company"), incorporated in 1987, is a leader in computer based building blocks used by original equipment manufacturers ("OEMs") for products in the telecommunications and networked equipment markets (including industrial automation, medical devices, and transaction terminals). Unlike general purpose computers, embedded computer solutions are incorporated into systems and equipment to provide a single or a limited number of critical system control functions and are generally integrated into larger automated systems. RadiSys' embedded computers are based upon the Intel x86, Intel IXP Architecture, and/or the Texas Instruments C6x DSP architectures and are capable of running PC-compatible operating systems and application software.

EMBEDDED COMPUTER MARKET

    Embedded computer systems are a key segment of the broad electronics market and form the backbone and control system for many types of today's electronic systems requiring advanced capabilities for human interface, data analysis and system communications and control. Embedded computers differ from general-purpose computers, such as personal computers (PCs), in several key respects. First, embedded computers or building blocks, both board level and chassis systems, are closely integrated into larger systems, perform a single or limited number of complex applications and adhere to specific requirements regarding size, reliability and ability to withstand the demands of extreme environmental conditions. Additionally, embedded computers are design-intensive solutions that require substantial engineering know-how and a comprehensive understanding of the specific end product into which they are to be incorporated.

    Embedded computer solutions are incorporated into a broad range of products, including voice message systems, local area network routers, cellular base stations, semiconductor manufacturing equipment, electronics assembly equipment, blood analyzers, patient monitors, ultrasound machines, gaming equipment, point of sale terminals and banking automation machines. Unlike PC products, which have experienced and will likely continue to experience short product cycles, a typical embedded computer solution has a relatively long product life, with most designs lasting through the life cycles of the products into which they are integrated, often three years or more. Life cycles can differ significantly among industries and applications.

    In recent years, the increasing complexity of electronic subsystems and components, faster time-to-market requirements, together with a widespread trend in many industries to rationalize internal manufacturing resources, has led to a significant growth in the outsourcing of the design and manufacture of electronics subsystems and components by major OEMs. As a result, the Company believes there is a significant opportunity for independent manufacturers to provide OEMs with cost-effective, reliable and high value-added embedded computer system solutions.

STRATEGY

    The Company's objective is to be the leader in embedded computer solutions utilizing key technology building blocks for major OEM's in the telecommunications and networked equipment industry. The key elements of the Company's highly differentiated strategy are:

    FOCUS ON PROVIDING A WIDE BREADTH OF BEST-IN-CLASS TECHNOLOGY BUILDING BLOCKS. There are four key sets of building blocks in a generic telecommunications system. The first building block is the Central Processing Unit (CPU), which has been the heritage of RadiSys since incorporation in 1987. The second building block is DSP (Digital Signal Processing). RadiSys acquired a DSP company in 1997, Sonitech, which exclusively focuses on providing hardware, software, and algorithms to support Texas Instruments' C6X DSP architecture. The third building block is WAN (Wide Area Network) connectivity. RadiSys purchased a division of International Business Machines Corporation ("IBM") in March of 1999 that enabled the company to garner technology and expertise in T1/E1, X.25, SS7, ATM, and Frame Relay. The fourth building block is systems packaging and platform integration. Up until the Company's acquisition of Texas Micro, Inc. in August of 1999, RadiSys was considered a custom Intel CPU board-level provider solution. Texas Micro, Inc. brought subsystem integration capabilities, strong telecommunications customer base and expertise in PCI bus architecture. In December of 1999, RadiSys augmented the fourth building block by acquiring another division of IBM called the Open Computing Platform (OCP) division. With the acquisition of OCP, RadiSys now delivers highly integrated customized systems with the OEM's logo and when requested, drop ships directly to the OEM's customer. RadiSys believes that having all four building blocks and the ability to integrate and test them is a key differentiation between the Company and the competition in garnering additional design wins and sales, and also gaining increased opportunities with current and new customers.

    LEVERAGE INTEL ARCHITECTURE EXPERTISE. RadiSys combines the technical expertise of hundreds of man-years of Intel architecture experience with a close working relationship with Intel to design and manufacture innovative Intel-based building blocks that can be sold individually or bundled into a variety of levels of integrated solutions for its OEM customers. The Company intends to continue to capitalize on the growing acceptance of the Intel X86 architecture and the Intel IXA architecture as the preferred solution of OEMs, especially in the telecommunications market. Additionally, the Company and Intel's Embedded Architecture Division are working together to develop and market chip-level, board-level, and system-level products for the embedded computer market in order to facilitate the implementation of IA and IXA designs into a broadening array of new OEM products.

    PROVIDE BROAD SET OF TECHNICAL SOLUTIONS TO MEET CUSTOMER-SPECIFIC
NEEDS. The Company provides a high degree of design, product, and manufacturing flexibility to address the needs of its customers for customized solutions in a wide range of applications. The Company provides building blocks with a variety of physical form factors and levels of integration, from fully integrated systems, to application ready platforms, to CPU boards, to chip-level products. The Company also offers a broad range of custom solutions and maintains a large and expanding library of designs, containing specifications, logic designs, firmware, device driver software, test and integration specifications, DSP algorithms, WAN (Wide Area Network) connectivity, and manufacturing rules. The Company believes that its extensive design expertise and large library of solutions is critical to its ability to find the solution that best fits its customers' technical and business needs.

PRODUCTS

    RadiSys designs and manufactures a broad array of computer-based technology building blocks based on the Intel architecture--from standard products to products designed to address the specific requirements of its OEM customers. These "perfect fit" solutions typically combine the level of integration, degree of customization and specified form factors and standards required to meet the customer's needs.

    STANDARD PRODUCTS AND ARCHITECTURES. RadiSys provides a highly differentiated set of horizontal and vertical technology building blocks. RadiSys can deliver Intel CPU platforms, system platforms, wide-area networking
(WAN) and digital signal processing (DSP) technologies on two key architectures, PCI and CompactPCI. The Company provides state-of-the-art Pentium, PII, PIII, IXP and StrongArm Solutions. The Company provides both enterprise and carrier class CompactPCI and PCI system enclosures and backplanes. In addition, the Company has expertise in field-proven frame relay, SS7, ATM, E1/T1, X.25, IP and other protocols and interfaces. The Company provides advanced Texas Instrument
(TI) C6x voice processing solutions hardware and algorithms.

    TESTING AND INTEGRATION. The level of integration required by some OEMs in the telecom industry has provided an opportunity for RadiSys to deliver its broad range of solutions. RadiSys has the ability to test and integrate all of its building blocks with other third party cards and software to provide a fully integrated system to the specifications of the OEM. This allows OEMs to source all of these functions to RadiSys so they may focus on the key differentiation they deliver to their marketplace. Fully integrated computer subsystems and systems generally range in price from $1,000 to $15,000.

    CUSTOMIZATION. The degree of customization of the Company's products ranges from modifications of standard products to custom solutions comprised solely of newly developed modules. The Company uses its extensive design experience and large design library to create products with varying degrees of customization. The Company believes that the degree of customization will tend to increase in the future and provide a time-to-market advantage for our customers.

SALES AND MARKETING

    RadiSys views the design process as an opportunity to build long-term OEM customer relationships. The Company typically experiences long life cycles for products designed for its OEM customers. RadiSys' objective of providing embedded computer solutions utilizing key technology building blocks focuses the Company's direct sales force on solving the OEM customer's needs. A typical sales team consists of an account manager along with supporting engineering expertise interacting with the OEM customer's technical staff to solve specific requirements of application; form, fit and function; environment and mechanics. The Company's value proposition to the customer is a faster time-to-market.

    The Company markets its products primarily in North America, Western Europe, Israel and Japan. In 1999, the Company had no customer whose sales were more than 10% of total revenues; the top 25 customers accounted for approximately 65% of 1999 sales. In North America, products are sold principally through a direct sales force. The Company has U.S. sales offices in Oregon, Texas, California, North Carolina, Nevada and Delaware. The direct sales force is supported by approximately 60 factory-based application engineers, product marketing personnel and sales support personnel. In addition, the Company's management plays a key role in the Company's marketing and selling efforts.

    In Europe, the Company sells its products through wholly owned subsidiaries in the United Kingdom, RadiSys UK Ltd., and RadiSys International, Inc. and through distributors in Europe. RadiSys has international regional sales offices in The Netherlands, United Kingdom, Germany, Israel and France. In Japan, the Company sells its products through a wholly-owned Japanese subsidiary, RadiSys K.K., that markets the Company's products directly and through several distributors in Japan. In 1999, 1998 and 1997, international sales represented approximately 37%, 29% and 30%, respectively, of revenues. Much of the Company's international sales are denominated in U.S. dollars.

    The Company has established distributor relationships with Arrow/Schweber Electronics, Pioneer-Standard Electronics, Inc., and Wyle Electronics in North America and several distributors in Europe to market the Company's chip-level, board-level and system-level products.

RESEARCH, DEVELOPMENT AND ENGINEERING

    The Company believes its research, development and engineering expertise represents an important competitive advantage. The Company's research, development and engineering staff at December 31, 1999 consisted of approximately 235 engineers and technicians.

    Most of the Company's research, development and engineering efforts are focused on joint projects with its OEM customers resulting in the development of custom board-level and system-level products. For these projects, the Company's engineering staff works closely with the customer and the customers often pay the Company non-recurring engineering fees as certain milestones are attained. From time to time, the Company also engages in joint research and development of other products with certain of its customers and other parties. The Company's research and development staffs are located in Hillsboro, Oregon; Houston, Texas; Boca Raton, Florida; Newton, Massachusetts and Birmingham, United Kingdom.

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

    The embedded computer market is subject to rapid technological development, product innovation and competitive pressures. Consequently, the Company has invested and will continue to invest resources in the research and development of (i) technology building blocks such as embedded modules, platforms, chips and low-level firmware, (ii) application-specific embedded computers for specific customers and (iii) design processes and tools. In 1999, 1998 and 1997, the Company invested $30.5 million, $22.2 million and $19.4 million, respectively, on research and development.

MANUFACTURING

    The Company currently manufactures the majority of the board-level and system-level products it sells. Also, due to the addition of ARTIC and OCP from IBM in 1999, the Company also employs several outside subcontractors to produce board-level and system-level products including system integration services. The Company builds its products in highly automated ISO9001 certified manufacturing plants in Hillsboro, Oregon and Houston, Texas. These plants encompass surface-mount technology ("SMT") board assembly, test, mechanical assembly and system assembly and test. ISO9001 certification is the international designation, developed by the International Organization of Standardization, a pan-governmental agency, for demonstrating that the Company's systems support the design and production of products of consistently high quality.

    The Company's Hillsboro, Oregon plant has three automated lines for SMT board assembly, which are based on equipment purchased primarily from Universal Instruments. The Company's Houston, Texas plant has two automated lines for SMT board assembly, which are based on Fuji equipment. The Company estimates that, as currently configured, the plants have sufficient capacity on multiple-shift operation to handle planned demand well into 2000. Each line is modular and thus readily expandable by adding additional inline equipment. The Company plans to transfer products between the two facilities in 2000 to optimize build and configuration capability across the Company's products. The Company also has relationships with outside subcontractors to perform additional production capabilities.

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

    The Company is dependent on third parties for a continuing supply of the components it uses in the manufacture of its products. For example, the Company is dependent solely on Intel for the supply of microprocessors and other components and depends on Toshiba America Inc., Epson Electronic America, Lucent Technologies and Maxim Integrated Products, Inc. as sole source suppliers for other components. For some of these components the Company would encounter difficulty in locating alternative sources of supply.

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

COMPETITION

    The embedded computer industry is highly competitive and fragmented, and the Company's competitors differ depending on product type, geographic market and application type. The Company believes that, from a customer's perspective, the main competitive factors in the embedded computer industry are time-to-market, product cost, product quality, breadth of solution, and long-term stability of both the product and the supplier.

    Because many OEM customers view their embedded computer requirements from a "make versus buy" perspective, RadiSys often competes against its OEM customers' ability to design and manufacture satisfactory embedded computer products in-house. However, the start of the sales cycle begins after the OEM has made a conscious decision to outsource their building block needs. Establishing a relationship with a set of key accounts and growing the number of RadiSys design wins from existing customers, are the pieces of RadiSys' future strategy.

    Off-the-shelf product manufacturers comprise a second set of competitors, although this product segment is highly fragmented by physical and electrical form factors. Electronics contract manufacturers form a third set of potential competitors, although most have no specific product or application design expertise and simply manufacture to a third party's design.

    Finally, RadiSys competes against companies that provide individual pieces of embedded system solutions, such as central processing units, digital signal processors, and wide area networks. The competitors are different depending on what building blocks are present in the competitive sales cycle. RadiSys maintains a competitive advantage in being able to provide all four sets of building blocks in both PCI and Compact PCI architectures.

BACKLOG

    As of December 31, 1999, the Company's backlog was approximately
$59.7 million, as compared to $41.8 million as of December 31, 1998. The Company includes in its backlog all purchase orders scheduled for delivery within twelve months, although a majority of the backlog is typically scheduled for delivery within 90 days.

INTELLECTUAL PROPERTY

    Seventeen U.S. patents have been issued to the Company. The Company has pending one additional U.S. patent application and one foreign application covering technology incorporated into its products; however, the Company relies principally on trade secrets for protection of its intellectual property. The Company believes, however, that its financial performance will depend much more on the pace of its product development and its relationships with its customers than upon such protection. The Company has from time to time been made aware of others in the industry who assert exclusive rights to certain technologies, usually in the form of an offer to license certain rights for a fee or royalties. The Company's policy is to evaluate such claims on a case-by-case basis. The Company may seek to enter into licensing agreements with companies having or asserting rights to technologies if the Company concludes that such licensing arrangements are necessary or desirable.

EMPLOYEES

    As of December 31, 1999, the Company had 1,041 employees, of which 886 were regular employees and 155 were agency temporary employees or contractors. The Company is not subject to any collective bargaining agreement, has never been subject to a work stoppage, and believes that its relations with employees are good.

ITEM 2. PROPERTIES

    In the U.S. the Company leases the following facilities, (all numbers approximate): 137,000 square feet of office and manufacturing space in three buildings in Hillsboro, Oregon; 19,000 square feet of office space in Beaverton, Oregon; 13,000 square feet of office space in Newton, Massachusetts; 144,000 square feet of office and manufacturing space in Houston, Texas; and 24,000 square feet of office space in Delray Beach, Florida. The Company owns two parcels of land adjacent to its Hillsboro facility, which are being held for future expansion. The Company also leases four small sales offices in the U.S. located in Ann Arbor, Michigan; Dallas, Texas; Newark, California; and Raleigh, North Carolina. Internationally, the Company leases office space in the following cities; Almere and Eindhoven, The Netherlands; Birmingham and Swindon, United Kingdom; Cedex and Versailles, France; Neu-Isenburg, Munich and Stemwede, Germany; Rehovot, Israel; and Tokyo, Japan. Total lease costs of all these facilities are approximately $4.5 million per year, plus certain building operating expenses.

ITEM 3. LEGAL PROCEEDINGS

    The Company has no material litigation currently pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 4(A) EXECUTIVE OFFICERS OF THE REGISTRANT

    As of March 27, 2000, the names, ages and positions held by executive officers of the Company were as follows:

NAME                            AGE      POSITION WITH THE COMPANY
----                          --------   -------------------------
Dr. Glenford J. Myers.......     53      Chairman of the Board, President and Chief Executive
                                         Officer
Stuart F. Cohen.............     40      Vice President of Marketing and Sales
Ronald A. Dilbeck...........     46      Vice President and General Manager, Computer Platform
                                           Division
Douglas D. Goodyear.........     45      Vice President of Sales
Arif Kareem.................     47      Vice President and General Manager, Telecommunications
                                           Division
Stephen Loughlin............     49      Vice President of Finance and Administration and Chief
                                           Financial Officer
John Sonneborn..............     42      Vice President of Manufacturing & Chief Quality Officer
Diane M. Williams...........     46      Vice President of Human Resources

    Dr. Glenford J. Myers co-founded the Company in March 1987 and has served as the Company's Chairman of the Board, President and Chief Executive Officer since that time. From 1981 to 1987, he held various management positions with Intel, including Manager of Microprocessor Product Line Architecture and Manager of the Microprocessor Strategic Business Segment. While at Intel, Dr. Myers had primary management responsibility for the feasibility and design of Intel's 386 and 80960 microprocessor chips, both of which became industry standards in their respective application areas. From 1968 to 1981, Dr. Myers held various engineering and management positions with IBM. Dr. Myers holds a Ph.D. from the Polytechnic Institute of New York, an M.S. from Syracuse University and a B.S.E.E. from Clarkson College.

    Stuart F. Cohen joined the Company in January 1999 as its Vice President of Marketing. From 1997 to 1998, Mr. Cohen was Vice President, Worldwide Marketing for InFocus Systems, Inc., a company that develops and manufactures data/video projectors. From 1981 to 1997, Mr. Cohen held various sales and marketing management positions for IBM, an information technology company, the most recent being Director of Worldwide Marketing, Networking Division. Mr. Cohen holds a B.S. in Business Administration from the Arizona State University.

    Ronald A. Dilbeck joined the Company in May 1996 as its Vice President and General Manager, Automation and Control Division. In October 1998, Mr. Dilbeck was given joint responsibility of the merged Automation Equipment Division. From 1994 to 1996, Mr. Dilbeck was President and Chief Executive Officer of nCUBE, Inc., a company that builds interactive multimedia servers. From 1983 to 1994, he held various engineering management positions with Sequent Computer Systems, a manufacturer and provider of information technology solutions, the most recent being Director of Integration Services. Mr. Dilbeck holds an M.S.E.E. from Washington State University and a B.S.E.E. and a B.S. in Mathematics from Oregon State University.

    Douglas D. Goodyear joined the Company in October 1998 as its Senior Vice President of Sales. From 1995 to 1998, Mr. Goodyear was Vice President, Worldwide Sales of Actel Corporation, a semiconductor development company. From 1990 to 1995, Mr. Goodyear served as Vice President of North American Sales for the Microelectronics Group of Sharp Electronics. Additionally, he has held various sales and sales management positions with Hitachi, Advanced Micro Devices, and Signetics Corp., a Philips company. Mr. Goodyear holds a B.S. in both Computer Science and Industrial Management from the University of Nebraska.

    Arif Kareem joined the Company in July 1997 as Vice President, Telecom Business Unit, and was appointed Vice President and General Manager, Telecommunications Division in October 1997. From

1980 to 1997 Mr. Kareem held various engineering and marketing management roles at Tektronix, Inc., an electronics manufacturing company, before serving as General Manager of Tektronix's Telecom Product Line, and subsequently General Manager of the Communications Test Business Unit. His most recent role at Tektronix was as Director of Strategic Marketing for the Measurement Division. Mr. Kareem holds a B.S.E.E. and an M.S.E.E. from Lehigh Universtiy, and an M.B.A. from the University of Oregon.

    Stephen Loughlin joined the Company in April 1999 as Vice President of Finance and Administration and Chief Financial Officer. He spent the previous nine years at Sequent Computer Systems, a manufacturer and provider of information technology solutions, as Vice President and Controller. Prior to that, he was with Wang Laboratories, Inc. as Director of Finance for logistics/manufacturing and system manufacturing/distribution. Mr. Loughlin earned a B.S. in accounting from Boston College.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
  MATTERS.

    The Company's Common Stock has been traded on the Nasdaq National Market since the Company's initial public offering in 1995 under the symbol "RSYS". The following table sets forth, for the periods indicated, the highest and lowest closing sale prices for the Common Stock, as reported by the Nasdaq National Market. The table gives effect to a three-for-two split of the shares of common stock of the Company effective November 29, 1999 to shareholders of record at the close of business on November 8, 1999.

                                                                HIGH       LOW
                                                              --------   --------
1999
  First Quarter.............................................   $20.71     $14.89
  Second Quarter............................................   $25.92     $13.92
  Third Quarter.............................................   $30.67     $24.42
  Fourth Quarter............................................   $54.13     $26.00

1998
  First Quarter.............................................   $25.75     $14.42
  Second Quarter............................................   $19.83     $11.83
  Third Quarter.............................................   $15.00     $ 7.58
  Fourth Quarter............................................   $21.09     $ 8.00

    On March 24, 2000, the last reported sale price of the Common Stock on the Nasdaq National Market was $60.25.

    The Company has never paid any cash dividends on its Common Stock and does not expect to declare cash dividends on the Common Stock in the foreseeable future. The Company's current policy is to retain all of its earnings to finance future growth.

    As of March 24, 2000, there were approximately 613 holders of record of the Company's Common Stock. The Company believes that the number of beneficial owners is substantially greater than the number of record holders because a large portion of the Company's outstanding Common Stock is held of record in broker "street names" for the benefit of individual investors.

ITEM 6. SELECTED FINANCIAL DATA

                                                          YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------------
                                              1999       1998       1997       1996       1995
                                            --------   --------   --------   --------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Consolidated Statement of Operations Data:
  Revenues................................  $251,090   $186,548   $191,814   $161,431   $147,945
  Gross profit............................    92,297     62,684     70,549     58,105     59,430
  Income from operations..................    16,604      8,569     21,165      6,399      7,816
  Net income (loss).......................    18,997      7,818     14,272       (141)     7,231
  Net income (loss) per share (diluted)
    *.....................................      1.11       0.48       0.88      (0.01)      0.64
  Weighted average shares outstanding
    (diluted) *...........................    17,110     16,129     16,212     15,712     11,311

Consolidated Balance Sheet Data:
  Working capital.........................  $ 68,863   $ 83,083   $ 78,744   $ 69,524   $ 65,503
  Total assets............................   187,563    131,727    130,200    116,677     96,578
  Long term obligations, excluding current
    portion...............................        --         88        399        648        884
  Total shareholders' equity..............   134,255    106,827     99,422     84,060     73,921

Note: The selected financial data for the four years ended December 31, 1998 has been restated to reflect the merger with Texas Micro, which was accounted for as a pooling of interests.

*   Reflects the three-for-two stock split on November 29, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS)

ACQUISITIONS AND MERGERS

    On December 28, 1999, the Company purchased certain assets of International Business Machines Corporation's ("IBM") Open Computing Platform (OCP) operation that focuses on providing highly-customized embedded system solutions to OEM's primarily in the telecommunications market. The purchase price, including direct acquisition costs and contingent consideration, was $14.1 million. Pursuant to the terms of the agreement, the Company may be required to make additional future payments in March of 2001, 2002, and 2003 based upon a formula tied to the future OCP revenues. These potential additional future payments will be accounted for as additional purchase price. The total consideration for the Acquisition will not exceed $30.0 million. The acquisition was accounted for using the purchase method. The results of operations for this acquisition have been included in the financial statements since the date of acquisition.

    On August 13, 1999, the Company completed its merger with Texas Micro, a formerly publicly-traded embedded computer company headquartered in Houston, Texas, by issuing approximately 2.8 million shares of the Company's stock for all the outstanding common stock of Texas Micro. The merger was accounted for as a pooling-of-interests under Accounting Principles Board Opinion No. 16, and accordingly, the financial statements have been restated for all periods prior to the merger to reflect the combined results of operations, financial position and cash flows. In connection with the merger, the Company recorded a charge to operating expenses of approximately $6.0 million for merger-related costs in the third quarter of 1999.

    On March 1, 1999, the Company purchased certain assets of IBM dedicated to the design, manufacture and sale of IBM's ARTIC communications coprocessor adapter hardware and software for wide area network and other telephony applications. The purchase price, including direct acquisition costs, was

$27.5 million. The acquisition was accounted for using the purchase method. The results of operations for this acquisition have been included in the financial statements since the date of acquisition.

    On February 18, 1997, the Company purchased substantially all the assets of Sonitech International, Inc., a provider of digital signal processing hardware and software solutions for embedded applications. The purchase price included the issuance of 84 shares of common stock and $1.0 million in cash consideration. The acquisition was accounted for using the purchase method. The results of operations for this acquisition have been included in the financial statements since the date of acquisition.

RESULTS OF OPERATIONS

    The following table sets forth certain operating data as a percentage of revenues for the years ended December 31, 1999, 1998 and 1997.

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Revenues....................................................    100.0%     100.0%     100.0%
Cost of sales...............................................     63.2       66.4       63.2
                                                               ------     ------     ------
Gross margin................................................     36.8       33.6       36.8
Research and development....................................     12.1       11.9       10.1
Selling, general and administrative.........................     14.7       16.9       15.6
Goodwill and intangibles amortization.......................      1.0         .2         .1
Combination costs...........................................      2.4         --         --
                                                               ------     ------     ------
Income from operations......................................      6.6        4.6       11.0
Interest income, net........................................       .5        1.0         .8
Other income................................................       .7         .3         --
                                                               ------     ------     ------
Income before income tax provision..........................      7.8        5.9       11.8
Income tax provision........................................       .3        1.7        4.4
                                                               ------     ------     ------
Net income..................................................      7.5%       4.2%       7.4%
                                                               ======     ======     ======

YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

    REVENUES. Revenues increased 34.6% to $251.1 million for 1999 from $186.5 million for 1998. The increase in revenues in 1999 was due to growth within existing product lines and movement into higher growth markets, primarily telecommunications. In addition, the acquisition of ARTIC in March of 1999 resulted in increased revenues and the merger with Texas Micro in August of 1999 enhanced the Company's ability to grow.

    Revenues decreased 2.7% to $186.5 million for 1998 from $191.8 million for 1997. The decrease in revenues in 1998 was primarily caused by customers reducing orders precipitated by the effects of negative global economic conditions in the electronics market.

    GROSS MARGIN. Gross margin increased to 36.8% for 1999 from 33.6% for 1998 primarily as a result of the product mix consisting of a larger portion of higher margin product relative to lower margin product shipped, which includes products added as a result of the ARTIC acquisition on March 1, 1999. Additionally, fixed manufacturing costs were lower relative to higher revenue levels during 1998. The Company's strategic business model is to price its products for new design wins at roughly 30-35% gross margins, because the Company believes this gross margin level represents the best elasticity point to maximize design wins and thus long term growth and profitability. As such, the Company expects gross margins to decline gradually over time as new design wins ramp into production. Typically, products ramp into production 6 to 12 months after the design win.

    Gross margin decreased to 33.6% for 1998 from 36.8% for 1997 because of an unfavorable mix of product compared to the prior year. In addition, manufacturing costs stayed flat despite a drop in production.

    The Company's gross margins are heavily influenced by its OEM sales relationships. OEM sales are characterized by longer product life cycles and generally lower gross margins that can vary throughout the product life cycle. Gross margins are typically lower in the early stages of production for OEM sales and have the potential to improve over time. The Company establishes gross margin targets based on the nature of the sales it is pursuing and the desire to establish new OEM relationships by pricing aggressively to achieve key sales. However, many of the factors affecting gross margins, such as variances in unit volumes and timing of orders and component cost, are difficult or impossible to predict and can cause the Company to be subject to unplanned margin variances. Gross margins on OEM sales are also particularly sensitive to changes in customer mix because of both margin variances among individual products and the relative importance of a single large sale on overall operating results. To mitigate the effect of short-term margin variances, the Company may employ "step pricing" techniques in which unit prices decline over the life of the product to reflect anticipated production efficiencies and/or component cost reductions, or various "cost sharing" or "cost plus" pricing techniques that serve to reduce the margin risk to the Company.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased 37.3% to $30.5 million for 1999 from $22.2 million for 1998, primarily as a result of increased investment in new product development and costs of enhancements to existing products. The Company continues to invest in new design wins for OEM customers and the dollar increases reflect increases in the number of employees working in research and development including additions resulting from acquisitions. Research and development expenses as a percentage of total revenue remained relatively flat from 1998 to 1999.

    Research and development expenses increased 14.7% to $22.2 million for 1998 from $19.4 million for 1997 as a result of investment in new products. Research and development expenses increased as a percentage of total revenue by 1.8% primarily as the result of lower revenue levels in 1998.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses, exclusive of goodwill amortization, increased 16.7% to $36.8 million for 1999 from $31.5 million for 1998. Selling, general and administrative expenses decreased in 1999 as a percentage of revenues to 14.7%. The dollar increase of $5.3 million is due to the selling effort to maintain high design win activity. The 2.2% decrease as a percentage of total revenue is due to increased efficiencies in managing expenses combined with higher revenue levels, compared to 1998.

    Selling, general and administrative expense increased 5.3% to $31.5 million for 1998 from $29.9 million for 1997 primarily as a result of continued focus on design win success despite a decrease in revenues.

    GOODWILL AND INTANGIBLE AMORTIZATION. Amortization expense relates to goodwill and intangibles recorded in connection with the Sonitech acquisition (Q1 97 - $3.0 million) and the ARTIC acquisition (Q1 99 - $20.6 million). Amortization periods range from five to fifteen years. Amortization expense increased by $2.1 million over 1998 primarily as a result of the ARTIC acquisition. Goodwill recorded for the OCP acquisition in late December 1999, totals $13.0 million and will be amortized over five years beginning
January 2000.

    COMBINATION COSTS. Combination costs for the year ended December 31, 1999 resulted from the Texas Micro merger on August 13, 1999. The Company recorded a charge to operating expenses of approximately $6.0 million for merger-related costs during the third quarter of 1999. Merger and related costs include professional and filing fees of $3.3 million, human resource related expenses of $1.5 million, contract termination costs of $.8 million and other miscellaneous expenses totaling $.4 million.

    INTEREST INCOME, NET. Interest income, net decreased 37.8% to $1.2 million for 1999 from $1.9 million in 1998 due to lower cash and cash equivalents levels primarily a result of the funding of the ARTIC Business Unit acquisition on March 1, 1999 and capital expenditures.

    Interest income, net increased 28.8% to $1.9 million for 1998 from $1.5 million for 1997, due to a higher cash equivalent balance held in 1998.

    OTHER INCOME, NET. Other income increased by $1.4 million from 1998 due to the recovery of amounts owed from a prior divestiture with General Automation. The Company received the final consideration owed in connection with the prior
(1996) sale of Texas Micro's Sequoia Enterprise Systems business unit to General Automation. Final consideration consisted of $1.5 million in cash, $750 in notes, and 1,133 shares of General Automation common stock. The receipt of this consideration resulted in a gain to the Company of $2.2 million in the third quarter of 1999 and is reflected in other income.

    INCOME TAX PROVISION. The income tax provision for 1999, 1998 and 1997 reflect effective income tax rates of 3.5%, 28.6% and 37.0%. The decrease in the effective income tax rates for 1999 is attributed to the Texas Micro net operating loss carryforwards recognized in the year. The Company has accounted for certain changes in the federal income tax laws that were effective on June 25, 1999. The tax law change eliminated some restrictions on the utilization of certain Texas Micro net operating loss carryforwards. Some of the Texas Micro net operating loss carryforwards are now available to offset RadiSys taxable income. The adjustment relating to this tax law change resulted in a decrease to the tax provision for the quarter ended June 30, 1999 and an increase to net income after tax of $5.2 million. The decrease in the effective tax rate for 1998 compared to 1997 is directly attributable to lower net income.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1999, the Company had $15.7 million in cash and equivalents. As of December 31, 1999, the Company had working capital of approximately $68.9 million. The Company has a $20.0 million line of credit with a bank which expires September, 2000. As of December 31, 1999, $13.9 million was outstanding under this arrangement at an interest rate of 8.5%. Amounts outstanding under the line of credit accrue interest at an annual rate equal to the lower of the LIBOR plus 1.25% to 2.0% or lender's prime rate (8.5% at December 31, 1999). There was no balance outstanding as of December 31, 1998.

    Net cash provided by operating activities was $2.1 million, $20.6 million and $5.5 million for 1999, 1998 and 1997, respectively. The decrease in net cash provided by operating activities in 1999 was largely attributable to an increase in accounts receivable over prior years. Cash and cash equivalents decreased $28.1 million during the year ended December 31, 1999 primarily as a result of the cash paid and assets purchased for the ARTIC and OCP acquisitions ($41.6 million), increases in accounts receivable ($25.0 million), inventories ($6.6 million), deferred income taxes ($8.1 million), capital expenditures
($8.5 million) and capitalized software production costs and other assets ($3.6 million), and gain on sale of assets ($2.2 million). These cash uses were offset by cash and cash equivalent increases from short term borrowings ($13.9 million), net income ($19.0 million), depreciation and amortization
($9.6 million), accounts payable ($7.3 million), accrued income taxes
($2.5 million), accrued wages and bonuses ($2.4 million), and other accrued liabilities ($2.0 million).

    Capital expenditures were $8.5 million, $4.7 million and $4.3 million in 1999, 1998 and 1997, respectively. These capital expenditures were primarily for the purchase of leasehold improvements, manufacturing equipment, plant modernization, and the purchase and implementation of SAP financial applications. Capital expenditures for 2000 are expected to range from $8.0 million to $10.0 million, resulting in part from the Company's plan to continue increasing its manufacturing capacities and investments in information systems.

    The Company believes its existing cash and cash equivalents and cash from operations will be sufficient to fund its operations for at least the next
12 months. Because the Company's capital requirements cannot be predicted with certainty, there is no assurance that the Company will not require additional financing prior to the expiration of 12 months.

YEAR 2000 ISSUES

    The Company recognizes the importance to its operations of Year 2000 issues and has worked to maintain the availability and integrity of its financial systems and the reliability of its operational systems. Within the last three years the Company has evaluated and upgraded or replaced the software packages underlying the Company's financial systems, major manufacturing systems, internal and external communication systems, and desktop systems, as appropriate, to address Year 2000 readiness issues. The Company has also performed an in-depth analysis of all of its products. In addition, the Company has been in contact with all major external third party providers to assess their Year 2000 readiness; this includes third parties who provide financial, payroll, communications, component, and integration services to the Company.

    The Company has completed its assessment of any Year 2000 difficulties to date. Any difficulties as a result of Year 2000 have been corrected through modifications of software and are considered to be insignificant in nature. The Company has not experienced any significant Year 2000 issues arising from its third party vendors to date and does not anticipate any such problems arising in the future. In the event that problems do arise, the Company continues to maintain a Year 2000 contingency plan.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    INTEREST RATE RISK. The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers. The Company attempts to protect and preserve its invested funds by limiting default, market and reinvestment risk.

    Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates and the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

    FOREIGN CURRENCY RISK. The Company pays the expenses of its international operations in local currencies. The Company's international operations are subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors.

    The Company is also exposed to foreign exchange rate fluctuations as they relate to operating expenses as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on the Company in 1999 was not material.

FORWARD-LOOKING STATEMENTS

    Statements and information in this Annual Report on Form 10-K and the statements the Company's management may make, from time to time, regarding future industry trends, the Company's expected revenues, earnings and anticipated gross margins, the Company's future development and introduction of products, and the Company's future liquidity, development, and business activities, constitute forward looking statements that involve a number of risks and uncertainties. The following are among the factors that could cause actual results to differ materially: business conditions and growth in the telecommunications and electronics industry and general economy, both domestic and international; dependence on a limited number of OEM customers; dependence on the relationship with Intel; lower than expected customer orders or variations in customer order patterns due to changes in demand for customers' products and customer and channel inventory levels; competitive factors, including pricing pressures, technological developments and products offered by competitors; availability of components and qualified personnel; technological difficulties and resource constraints encountered in developing new products; the timely flow of competitive new products and market acceptance of those products; difficulties in successfully combining the operations of the Company and Texas Micro. Inc., dependence on a limited number of suppliers; and risks associated with foreign currency rate fluctuations and other international operational risks. The forward-looking statements should be considered in light of these factors. The forward looking statements contained in this Annual Report on Form 10-K regarding industry trends, product development and introductions, and liquidity and future business activities should be considered in light of these factors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

QUARTERLY FINANCIAL DATA (UNAUDITED)

                                           YEAR ENDED DECEMBER 31, 1999                YEAR ENDED DECEMBER 31, 1998
                                     -----------------------------------------   -----------------------------------------
                                      FIRST      SECOND     THIRD      FOURTH     FIRST      SECOND     THIRD      FOURTH
                                     QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
                                     --------   --------   --------   --------   --------   --------   --------   --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues...........................  $52,698    $61,351    $64,096    $72,945    $50,370    $43,390    $44,934    $47,854
Gross profit.......................   18,839     22,911     23,372     27,175     17,263     13,704     15,013     16,704
Income (loss) from operations......    3,373      5,225       (144)     8,150      4,294        534      1,254      2,487
Net income.........................    2,917      9,342        945      5,793      3,238        717      1,443      2,420
Net income per share (basic)*......     0.18       0.58       0.06       0.35       0.20       0.05       0.09       0.15
Net income per share (diluted)*....     0.18       0.55       0.06       0.32       0.20       0.04       0.09       0.15

Note: The selected financial data for the six quarters ended June 30, 1999 has been restated to reflect the merger with Texas Micro, which was accounted for as a pooling of interests.

*    Reflects the three-for-two stock split on November 29, 1999.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors

and Shareholders of

RadiSys Corporation

    In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in shareholders' equity, and of cash flows present fairly, in all material respects, the financial position of RadiSys Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Portland, Oregon
January 26, 2000

                              RADISYS CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                1999        1998         1997
                                                              --------   ----------   ----------
                                                                         (RESTATED)   (RESTATED)
Revenues....................................................  $251,090    $186,548     $191,814
Cost of sales...............................................   158,793     123,864      121,265
                                                              --------    --------     --------
Gross profit................................................    92,297      62,684       70,549
Research and development....................................    30,464      22,190       19,354
Selling, general and administrative.........................    36,798      31,526       29,949
Goodwill and intangibles amortization.......................     2,460         399           81
Combination costs...........................................     5,971          --           --
                                                              --------    --------     --------
Income from operations......................................    16,604       8,569       21,165
Interest income, net........................................     1,200       1,930        1,498
Other income................................................     1,873         458           --
                                                              --------    --------     --------
Income before income tax provision..........................    19,677      10,957       22,663
Income tax provision........................................       680       3,139        8,391
                                                              --------    --------     --------
Net income..................................................  $ 18,997    $  7,818     $ 14,272
                                                              ========    ========     ========
Net income per share (basic)................................  $   1.18    $   0.49     $   0.91
                                                              ========    ========     ========
Net income per share (diluted)..............................  $   1.11    $   0.48     $   0.88
                                                              ========    ========     ========

         The accompanying notes are an integral part of this statement.

                              RADISYS CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1999        1998
                                                              --------   ----------
                                                                         (RESTATED)
ASSETS
  Current assets:
    Cash and cash equivalents...............................  $ 15,708    $ 43,792
    Accounts receivable, net................................    58,619      33,661
    Inventories, net........................................    41,374      27,382
    Other current assets....................................     1,747       2,255
    Deferred income taxes...................................     4,723         805
                                                              --------    --------
        Total current assets................................   122,171     107,895
  Property and equipment, net...............................    21,211      17,011
  Goodwill and intangible assets, net.......................    34,177       3,188
  Other assets..............................................    10,004       3,633
                                                              --------    --------
        Total assets........................................  $187,563    $131,727
                                                              ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Accounts payable........................................  $ 19,878    $ 12,553
    Short term borrowings...................................    13,931          --
    Income taxes payable....................................     3,527       1,052
    Accrued wages and bonuses...............................     6,706       4,272
    Accrued sales discounts.................................     1,258         748
    Other accrued liabilities...............................     7,935       5,910
    Current portion of capital lease obligation.............        73         277
                                                              --------    --------
        Total current liabilities...........................    53,308      24,812
  Non-current portion of capital lease obligation...........        --          88
                                                              --------    --------
        Total liabilities...................................    53,308      24,900
                                                              --------    --------
  Commitments and contingencies (Notes 6 and 12)
  Shareholders' equity:
    Common stock, no par value, 50,000 shares authorized,
      16,489 and 15,839 shares issued and outstanding.......   141,030     132,368
    Accumulated deficit.....................................    (4,880)    (23,877)
    Accumulated other comprehensive loss:
      Unrealized loss on securities available for sale......      (349)       (568)
      Cumulative translation adjustment.....................    (1,546)     (1,096)
                                                              --------    --------
        Total shareholders' equity..........................   134,255     106,827
                                                              --------    --------
        Total liabilities and shareholders' equity..........  $187,563    $131,727
                                                              ========    ========

         The accompanying notes are an integral part of this statement.

                              RADISYS CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                   COMMON STOCK                    CUMULATIVE     UNREALIZED
                                -------------------               TRANSLATION    GAIN/LOSS ON   ACCUMULATED
                                 SHARES     AMOUNT    WARRANTS     ADJUSTMENT     SECURITIES      DEFICIT       TOTAL
                                --------   --------   ---------   ------------   ------------   ------------   --------
Balances, December 31, 1996
  (restated)..................   15,492    $129,037    $ 1,200      $  (210)        $  --         $(45,967)    $ 84,060
Exercise of warrants..........      250       1,200     (1,200)          --            --               --           --
Shares issued pursuant to
  benefit plans...............      270       1,755         --           --            --               --        1,755
Shares repurchased............     (330)     (2,456)        --           --            --               --       (2,456)
Tax effect of options
  exercised...................       --         513         --           --            --               --          513
Stock issued for
  acquisition.................      126       2,409         --           --            --               --        2,409
Translation adjustment........       --          --         --       (1,131)           --               --       (1,131)
Net income for the year.......       --          --         --           --            --           14,272       14,272
                                 ------    --------    -------      -------         -----         --------     --------
Balances, December 31, 1997
  (restated)..................   15,808     132,458         --       (1,341)           --          (31,695)      99,422
Comprehensive income, year
  ended 1997..................
Shares issued pursuant to
  benefit plans...............      264       2,210         --           --            --               --        2,210
Shares repurchased............     (233)     (2,457)        --           --            --               --       (2,457)
Tax effect of options
  exercised...................       --         157         --           --            --               --          157
Translation adjustment........       --          --         --          245            --               --          245
Unrealized loss on
  securities..................       --          --         --           --          (568)              --         (568)
Net income for the year.......       --          --         --           --            --            7,818        7,818
                                 ------    --------    -------      -------         -----         --------     --------
Balances, December 31, 1998
  (restated)..................   15,839     132,368         --       (1,096)         (568)         (23,877)     106,827
Comprehensive income, year
  ended 1998..................
Shares issued pursuant to
  benefit plans...............      651       5,911         --           --            --               --        5,911
Shares repurchased............       (1)         (4)        --           --            --               --           (4)
Tax effect of options
  exercised...................       --       2,755         --           --            --               --        2,755
Translation adjustment........       --          --         --         (450)           --               --         (450)
Unrealized gain on
  securities..................       --          --         --           --           219               --          219
Net income for the year.......       --          --         --           --            --           18,997       18,997
                                 ------    --------    -------      -------         -----         --------     --------
Balances, December 31, 1999...   16,489    $141,030    $    --      $(1,546)        $(349)        $ (4,880)    $134,255
                                 ======    ========    =======      =======         =====         ========     ========
Comprehensive income, year
  ended 1999..................

                                    TOTAL
                                COMPREHENSIVE
                                    INCOME
                                --------------
Balances, December 31, 1996
  (restated)..................     $    --
Exercise of warrants..........
Shares issued pursuant to
  benefit plans...............
Shares repurchased............
Tax effect of options
  exercised...................
Stock issued for
  acquisition.................
Translation adjustment........      (1,131)
Net income for the year.......      14,272
                                   -------
Balances, December 31, 1997
  (restated)..................
Comprehensive income, year
  ended 1997..................     $13,141
                                   =======
Shares issued pursuant to
  benefit plans...............
Shares repurchased............
Tax effect of options
  exercised...................
Translation adjustment........         245
Unrealized loss on
  securities..................        (568)
Net income for the year.......       7,818
                                   -------
Balances, December 31, 1998
  (restated)..................
Comprehensive income, year
  ended 1998..................     $ 7,495
                                   =======
Shares issued pursuant to
  benefit plans...............
Shares repurchased............
Tax effect of options
  exercised...................
Translation adjustment........        (450)
Unrealized gain on
  securities..................         219
Net income for the year.......      18,997
                                   -------
Balances, December 31, 1999...

Comprehensive income, year
  ended 1999..................     $18,766
                                   =======

         The accompanying notes are an integral part of this statement.

                              RADISYS CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                1999        1998         1997
                                                              --------   ----------   ----------
                                                                         (RESTATED)   (RESTATED)
Cash flows from operating activities:
  Net income................................................  $ 18,997    $  7,818     $ 14,272
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................     9,635       4,257        4,347
    Gain on sale of assets..................................    (2,157)         --           --
    Deferred income taxes...................................    (8,111)       (441)       1,543
    Net changes in current assets and current liabilities:
      Decrease (increase) in accounts receivable............   (24,958)      6,721       (7,683)
      Decrease (increase) in inventories....................    (6,605)      6,063       (6,343)
      Decrease (increase) in other current assets...........       508       1,830          265
      Increase (decrease) in accounts payable...............     7,325      (3,246)         229
      Increase (decrease) in income taxes payable...........     2,475      (1,558)      (1,438)
      Increase (decrease) in accrued wages and bonuses......     2,434      (1,841)         569
      Increase (decrease) in accrued sales discounts........       510       3,061         (149)
      Increase (decrease) in other accrued liabilities......     2,025      (2,046)        (154)
                                                              --------    --------     --------
    Net cash provided by operating activities...............     2,078      20,618        5,458
                                                              --------    --------     --------
Cash flows from investing activities:
  Business acquisitions.....................................   (41,609)         --       (1,060)
  Capital expenditures......................................    (8,541)     (4,696)      (4,297)
  Capitalized software production costs and other assets....    (3,582)     (3,556)      (1,539)
  Collection of amounts owed from divestiture...............     1,500       1,240           --
                                                              --------    --------     --------
    Net cash used for investing activities..................   (52,232)     (7,012)      (6,896)
                                                              --------    --------     --------
Cash flows from financing activities:
  Short term borrowings.....................................    13,931          --       (2,532)
  Issuance of common stock, net.............................     8,662         (90)        (188)
  Payments on capital lease obligation......................      (292)       (248)        (249)
  Unrealized gain (loss) on securities available for sale...       219        (568)          --
                                                              --------    --------     --------
    Net cash provided by (used for) financing activities....    22,520        (906)      (2,969)
                                                              --------    --------     --------
Effect of exchange rate changes on cash.....................      (450)        245       (1,131)
                                                              --------    --------     --------
Net increase (decrease) in cash and cash equivalents........   (28,084)     12,945       (5,538)
Cash and cash equivalents, beginning of year................    43,792      30,847       36,385
                                                              --------    --------     --------
Cash and cash equivalents, end of year......................  $ 15,708    $ 43,792     $ 30,847
                                                              ========    ========     ========

         The accompanying notes are an integral part of this statement.

                              RADISYS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (IN THOUSANDS)

1. SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    RadiSys Corporation (the Company) was incorporated in March 1987 under the laws of the State of Oregon for the purpose of developing, producing and marketing computer system (hardware and software) products for embedded computer applications in manufacturing automation, medical, transportation, telecommunications and test equipment marketplaces. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. See Note 11 regarding the merger with Texas Micro Inc., and the restatement of the Company's financial statements.

    MANAGEMENT ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates and judgements made by management of the Company include matters such as collectibility of accounts receivable, realizability of inventories, rate of product returns from customers and recoverability of capitalized software and deferred tax assets.

    RECLASSIFICATIONS

    Certain reclassifications have been made to amounts in prior years to conform to current year presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include short-term investments with original maturities of less than three months.

    REVENUE RECOGNITION

    The Company generally recognizes revenue from product sales upon shipment. For sales through distributors, the Company estimates potential returns based upon contractual limitations and historical return rates and defers revenue recognition accordingly. The Company may grant certain sales discounts to distributors. Such sales discounts are reflected as a reduction in the associated revenue for distributor sales.

    ACCOUNTS RECEIVABLE

    Trade accounts receivable are net of an allowance for doubtful accounts of $933 and $1,481 at December 31, 1999 and 1998, respectively. The Company's customers are concentrated in the technology industry. Therefore, the Company's operations and collection of its accounts receivable are directly associated with the results of the technology industry.

                              RADISYS CORPORATION

                                 (IN THOUSANDS)

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INVENTORIES

    Inventories are stated at the lower of cost or market. The Company uses the first-in, first-out (FIFO) method to determine cost. The Company periodically evaluates its inventory in terms of obsolete or slow-moving items. Inventories are net of a reserve for obsolete and slow-moving items of $5,925 and $4,759 at December 31, 1999, and 1998, respectively.

    LONG-LIVED ASSETS

    The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires the Company to review the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If this review indicates that the carrying amounts of long-lived assets will not be recoverable, as determined based on the estimated undiscounted cash flows of the Company over the remaining amortization period, the carrying amounts of the long-lived assets are reduced by the estimated shortfall of cash flows.

    INTANGIBLE ASSETS

    The Company reviews certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the total amount of an asset may not be recoverable. An impairment loss is recognized when estimated discounted future cash flows expected to result from use of the asset and its eventual disposition are less than its carrying amount.

    PROPERTY AND EQUIPMENT

    Property and equipment is recorded at cost and depreciated for financial reporting purposes using the straight-line basis over estimated useful lives of three to five years. Equipment under capital leases is amortized using the straight-line basis over the shorter of the lease term or the economic life of the underlying asset. Ordinary maintenance and repair expenditures are charged to expense when incurred. Equipment recorded under capital leases at December 31, 1999 totaled $1,268 with accumulated amortization of $1,163.

    RESEARCH AND DEVELOPMENT

    Expenditures for research and development are expensed as incurred.

    COMPUTER SOFTWARE PRODUCTION COSTS

    Software production costs incurred subsequent to establishment of technological feasibility, but before release to customers, are capitalized. Upon general release of the product, cost capitalization is terminated and the accumulated costs are amortized based on the greater of the proportion of current revenues to total revenue estimates for the related product, or straight-line amortization over the remaining estimated economic life of the product not to exceed two years. Unamortized software production costs of $4,800 and $3,733 are included in Other assets at December 31, 1999 and 1998, respectively. Amortization of software production costs in 1999, 1998 and 1997 aggregated $2,193, $1,020 and $722, respectively.

                              RADISYS CORPORATION

                                 (IN THOUSANDS)

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INCOME TAXES

    The Company's general practice is to reinvest the earnings of its foreign subsidiaries in those operations, unless it would be advantageous to the Company to repatriate the foreign subsidiaries' retained earnings. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to "more likely than not" be realized in future tax returns. Tax law and rate changes are reflected in income in the period such changes are enacted.

    FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

    The Company estimates the fair value of its monetary assets and liabilities based upon comparative market values of instruments of a similar nature and degree of risk. The Company estimates that the carrying amount of all of its monetary assets and liabilities approximate fair value as of December 31, 1999 and 1998.

    COMPREHENSIVE INCOME

    The Company has adopted Financial Accounting Standards Board (FASB) Statement No. 130, "Reporting Comprehensive Income" as of January 1, 1998. The cumulative translation adjustment and unrealized loss on securities available for sale represent the Company's Other Comprehensive Income items. The cumulative translation adjustment consists of unrealized gains/losses recorded in accordance with SFAS No. 52, "Foreign Currency Translation". The Company has no intention of liquidating the assets of the foreign subsidiaries in the foreseeable future.

    STOCK-BASED COMPENSATION

    The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosures of net income and net earnings per common share as if the fair value method had been applied in measuring compensation expense. Equity instruments are not issued to non-employees.

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

    CASH FLOWS

    The Company made cash payments for income taxes of $3,196, $3,711 and $7,815 for the years ended December 31, 1999, 1998 and 1997, respectively.

                              RADISYS CORPORATION

                                 (IN THOUSANDS)

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    NEW STANDARD

    In 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position. FAS 137 delayed adoption of FAS 133 to fiscal years commencing after June 30, 2000.

2. INVENTORIES

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
Raw materials.............................................  $30,986    $17,520
Work-in-progress..........................................    2,465      3,728
Finished goods............................................    7,923      6,134
                                                            -------    -------
                                                            $41,374    $27,382
                                                            =======    =======

3. PROPERTY AND EQUIPMENT

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
Land......................................................  $ 1,391    $ 1,391
Manufacturing equipment...................................   17,950     14,591
Office equipment..........................................   19,746     12,917
Leasehold improvements....................................    4,835      5,835
                                                            -------    -------
                                                             43,922     34,734
Less: accumulated depreciation............................   22,711     17,723
                                                            -------    -------
                                                            $21,211    $17,011
                                                            =======    =======

4. GOODWILL AND INTANGIBLE ASSETS

    Goodwill and intangible assets increased by $31.0 million, from $3.2 million at December 31, 1998 to $34.2 million at December 31, 1999. This increase is due to goodwill and intangibles recorded from the ARTIC and OCP acquisitions (see Note 11) of $31.5 million (net of amortization), offset by $.5 million of increases in other intangibles and amortization from the Sonitech acquisition and other intangibles. Amortization periods range from five to fifteen years.

                              RADISYS CORPORATION

                                 (IN THOUSANDS)

5. SHORT TERM BORROWINGS

    In September 1999, the Company renewed its unsecured line of credit and increased the borrowing amount from $10 million to $20 million, with an interest rate based upon the lower of the LIBOR plus 1.25% to 2.0% or the bank's prime rate. The line of credit expires in September 2000. As of December 31, 1999, $13,931 was outstanding under this arrangement at an interest rate of 8.5%. There was no balance outstanding as of December 31, 1998.

6. COMMITMENTS AND CONTINGENCIES

    OPERATING LEASES

    The Company leases its facilities and certain office equipment and automobiles under non-cancelable operating leases which require minimum lease payments as follows at December 31, 1999:

YEAR ENDING
DECEMBER 31,
------------
2000...............................................  $ 4,437
2001...............................................    4,232
2002...............................................    3,918
2003...............................................    3,478
2004...............................................    3,548
Thereafter.........................................   14,264
                                                     -------
                                                     $33,877
                                                     =======

    Rent expense related to these operating leases aggregated $4,545, $3,677 and $2,404 in 1999, 1998 and 1997, respectively.

7. INCOME TAXES

    The provision (benefit) for income taxes consists of the following:

                                                        YEAR ENDED DECEMBER 31,
                                                     ------------------------------
                                                       1999       1998       1997
                                                     --------   --------   --------
Currently payable:
  Federal..........................................  $ 6,460     $1,679     $5,834
  State............................................    1,722        423        927
  Foreign..........................................      609        596         87
                                                     -------     ------     ------
                                                       8,791      2,698      6,848
                                                     -------     ------     ------
Deferred:
  Federal..........................................   (2,553)       386      1,351
  State............................................     (365)        55        192
                                                     -------     ------     ------
                                                      (2,918)       441      1,543
                                                     -------     ------     ------
Decrease in valuation allowance....................   (5,193)        --         --
                                                     -------     ------     ------
  Total provision..................................  $   680     $3,139     $8,391
                                                     =======     ======     ======

                              RADISYS CORPORATION

                                 (IN THOUSANDS)

7. INCOME TAXES (CONTINUED)
    The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate to pretax income as a result of the following differences:

                                                     YEAR ENDED DECEMBER 31,
                                                  ------------------------------
                                                    1999       1998       1997
                                                  --------   --------   --------
Statutory federal tax rate......................     35.0%      35.0%      35.0%
Increase (decrease) in rates resulting from:
  State taxes...................................      4.0        4.0        3.3
  Goodwill benefit from acquisition.............     (2.2)      (5.1)      (2.2)
  Deferred tax asset valuation allowance........    (30.9)      (6.0)       1.6
  Other.........................................     (2.4)       0.7       (0.7)
                                                  -------    -------    -------
Effective tax rate..............................      3.5%      28.6%      37.0%
                                                  =======    =======    =======

    Deferred tax assets (liabilities) are comprised of the following components:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
Capitalized software....................................  $ (1,664)  $ (1,451)
Depreciation............................................      (711)      (352)
                                                          --------   --------
Gross deferred tax liability............................    (2,375)    (1,803)
Deferred revenue........................................        98        219
Accrued warranty........................................       636        198
Inventory differences...................................     3,208      1,681
Distributor price adjustments...........................       284         66
Merger costs............................................       273         --
Allowance for doubtful accounts.........................       487        250
NOL carryforwards.......................................    16,049     15,761
Other...................................................       824        194
                                                          --------   --------
                                                            19,484     16,566
Less: valuation allowance...............................   (10,568)   (15,761)
                                                          --------   --------
Net deferred tax asset..................................  $  8,916   $    805
                                                          ========   ========

    The Company's net deferred tax asset of $8,916 includes $4,723 classified as current, with the remaining balance of $4,193 classified non-current. The non-current portion is included in Other assets on the Consolidated Balance Sheet and is a result of certain Texas Micro net operating loss carryforwards. The Company's entire 1998 net deferred tax asset balance of $805 is current.

    The Company accounted for certain changes in the federal income tax laws that took effect on June 25, 1999. The tax law change made certain Texas Micro net operating loss carryforwards available to offset RadiSys taxable income. This portion of the pooling restatement increased net income of the Company by $5.2 million for the year ended December 31, 1999.

                              RADISYS CORPORATION

                                 (IN THOUSANDS)

8. SHAREHOLDERS' EQUITY

    STOCK SPLIT

    During the fourth quarter of 1999, the Company's Board of Directors approved a three-for-two common stock split. Shareholders of record on November 8, 1999 (the record date) received three additional shares for every two shares held on that date. The shares were distributed on November 29, 1999. All share numbers in these consolidated financial statements and notes thereto for all periods presented have been adjusted to reflect the three-for-two common stock split.

    EPS RECONCILIATION

                                                      YEAR ENDED DECEMBER 31,
                                                   ------------------------------
                                                     1999       1998       1997
                                                   --------   --------   --------
Weighted average shares (basic)..................   16,158     15,854     15,667
Effect of dilutive stock options.................      952        275        545
                                                   -------    -------    -------
Weighted average shares (diluted)................   17,110     16,129     16,212
                                                   =======    =======    =======

    Options to purchase 269, 1,247, and 321 shares of common stock were outstanding in 1999, 1998, and 1997, respectively, but were excluded in the computation of diluted EPS as the options' exercise price was greater than the average market price of the Company's common stock.

    STOCK OPTION PLAN

    During 1988 and 1995, the Company's shareholders approved stock option plans. The 1988 plan expired in 1998 and no further shares authorized under that plan are available for grant. In August, 1999 the Company completed its merger with Texas Micro and, as a result, options outstanding to existing employees under Texas Micro's option plans were converted into options to purchase RadiSys shares, at the effective merger conversion rate of approximately 4.96 shares of Texas Micro common stock to one share of RadiSys common stock. First time options granted to new employees generally become exercisable one-third annually, with no options exercisable in the first year following the grant date. Options granted to existing employees generally have vesting periods between two and four years. The difference between the fair market value of the Company's common stock and the option exercise price at the date of grant, if material, is recorded as compensation expense ratably over the vesting period of the related options. Compensation expense related to the stock option plan for the years ended December 31, 1999,

                              RADISYS CORPORATION

                                 (IN THOUSANDS)

8. SHAREHOLDERS' EQUITY (CONTINUED)
1998 and 1997 was insignificant. Options available for grant totaled 1,143 shares as of December 31, 1999. The table below summarizes the Company's stock option activity:

                                                 1999                  1998                  1997
                                          -------------------   -------------------   -------------------
                                                     WEIGHTED              WEIGHTED              WEIGHTED
                                                     AVERAGE               AVERAGE               AVERAGE
                                                     EXERCISE              EXERCISE              EXERCISE
                                           SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                                          --------   --------   --------   --------   --------   --------
Beginning balance.......................   2,245      $12.68      1,760     $16.84     1,380      $16.22
  Granted...............................   1,450       23.01      1,721      15.25     1,054       25.62
  Canceled..............................    (366)      14.96     (1,111)     24.08      (567)      33.98
  Exercised.............................    (514)       9.44       (125)      5.28      (107)       4.51
                                           -----      ------     ------     ------     -----      ------
Ending balance..........................   2,815      $18.29      2,245     $12.68     1,760      $16.84
                                           =====      ======     ======     ======     =====      ======

    The following table summarizes the information about stock options outstanding at December 31, 1999:

                                                 OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                         ------------------------------------   ----------------------
                                                        WEIGHTED
                                           NUMBER        AVERAGE     WEIGHTED     NUMBER      WEIGHTED
                                         OUTSTANDING    REMAINING    AVERAGE    EXERCISABLE   AVERAGE
                                            AS OF      CONTRACTUAL   EXERCISE      AS OF      EXERCISE
RANGE OF EXERCISE PRICES                 12/31/1999       LIFE        PRICE     12/31/1999     PRICE
------------------------                 -----------   -----------   --------   -----------   --------
$1.32--$10.00..........................       384          5.08       $ 8.33        238        $ 8.06
$10.08--$12.46.........................       543          4.22       $12.38        138        $12.28
$12.62--$18.92.........................       545          5.26       $16.25        172        $15.02
$19.00--$22.67.........................       510          5.50       $19.81         27        $21.54
$22.75--$26.33.........................       612          4.84       $25.76        156        $25.60
$26.42--$45.92.........................       221          5.41       $31.00          4        $34.07
                                            -----          ----       ------        ---        ------
$1.32--$45.92..........................     2,815          5.00       $18.29        735        $14.85
                                            =====                                   ===

    EMPLOYEE STOCK PURCHASE PLAN

    In December 1995, the Company established an Employee Stock Purchase Plan
(ESPP). Under the plan, the Company is authorized to sell up to 750 shares of common stock in a series of eighteen month offerings. Substantially all employees are eligible to receive rights under the plan. The purchase price is the lesser of 85% of the fair market value of the common stock on date of grant or on the purchase date. During 1999 and 1998, the Company issued 95 and 114 shares under the plan, respectively.

    STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123 ("FAS 123")

    The Company has elected to account for its stock based compensation under Accounting Principles Board Opinion No. 25; however, as required by FAS 123 the Company has computed for pro forma disclosure purposes the value of options granted during 1999, 1998 and 1997 using the Black-Scholes option pricing model. The weighted average assumptions used for stock option grants for 1999, 1998 and

1997 were a risk free interest rate of 5.33%, 5.11%, and 5.4%, respectively, an expected dividend yield of 0%, an expected life of 4 years, and an expected volatility of 72%, 65%, and 50%, respectively. The weighted average assumptions used for ESPP rights for 1999, 1998 and 1997 were a risk free interest rate of 5.17%, 5.0% and 5.3%, respectively, an expected dividend yield of 0%, an expected life of 1.5 years, and an expected volatility of 65%, 62% and 50%, respectively. The weighted-average fair value of ESPP rights granted in 1999, 1998 and 1997 were $2,060, $1,377, and $656, respectively.

    Options are assumed to be exercised upon vesting for purposes of this valuation. Adjustments are made for options forfeited prior to vesting. For the years ended December 31, 1999, 1998 and 1997, the total value of the options granted was computed to be $19,151, $12,761 and $13,299, respectively, which would be amortized on a straight line basis over the vesting period of the options.

    If the Company had accounted for these plans in accordance with FAS 123, the Company's net income and pro forma net income per share would have been reported as follows:

                               YEAR ENDED DECEMBER 31,             YEAR ENDED DECEMBER 31,             YEAR ENDED DECEMBER 31,
                                        1999                                1998                                1997
                          ---------------------------------   ---------------------------------   ---------------------------------
                                 EARNINGS PER SHARE                  EARNINGS PER SHARE                  EARNINGS PER SHARE
                          ---------------------------------   ---------------------------------   ---------------------------------
                          NET INCOME     BASIC     DILUTED    NET INCOME     BASIC     DILUTED    NET INCOME     BASIC     DILUTED
                          -----------   --------   --------   -----------   --------   --------   -----------   --------   --------
As Reported.............    $18,997      $1.18      $1.11       $ 7,818      $ .49      $ .48       $14,272      $ .91      $ .88
Pro Forma...............    $ 9,934      $ .61      $ .58       $ 2,886      $ .18      $ .18       $10,954      $ .70      $ .68

    The effects of applying FAS 123 for providing pro forma disclosure for 1999, 1998 and 1997 are not likely to be representative of the effects on reported net income and earnings per share for future years since options vest over several years and additional awards are made each year.

9. SEGMENT INFORMATION

    The following is disclosure required for SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company is organized primarily on the basis of embedded single board computers and other related support operations. The operations not included in embedded single board computers are immaterial for presentation.

    The following reflects revenues and long-lived asset information by geographic area:

                                         REVENUES               LONG-LIVED ASSETS
                                 YEAR ENDED DECEMBER 31,          DECEMBER 31,
                              ------------------------------   -------------------
COUNTRY                         1999       1998       1997       1999       1998
-------                       --------   --------   --------   --------   --------
United States...............  $158,091   $132,029   $134,403   $20,537    $16,374
Europe......................    87,264     48,703     49,287       591        538
Asia Pacific--Japan.........     3,696      3,281      6,105        83         99
Other foreign...............     2,039      2,535      2,019        --         --
                              --------   --------   --------   -------    -------
  Total.....................  $251,090   $186,548   $191,814   $21,211    $17,011
                              ========   ========   ========   =======    =======

    No single customer accounted for more than 10% of sales in 1999, 1998, or 1997.

10. GAIN ON SALE OF ASSETS

    On September 30, 1999, the Company received the final consideration owed in connection with the prior (1996) sale (by Texas Micro) of Texas Micro's Sequoia Enterprise Systems business unit to General Automation, Inc. Final consideration consisted of $1.5 million in cash, $750 in notes, and 1,133 shares of

General Automation common stock. The receipt of this consideration resulted in a gain of $2.2 million and is reflected in Other income in the Consolidated Statement of Operations.

11. ACQUISITIONS AND MERGERS

    ARTIC BUSINESS UNIT ACQUISITION

    On March 1, 1999, the Company purchased certain assets of International Business Machines Corporation ("IBM") dedicated to the design, manufacture and sale of IBM's ARTIC communications coprocessor adapter hardware and software for wide area network and other telephony applications ("ARTIC"). The purchase price aggregated $27.0 million in cash consideration. The acquisition of ARTIC was accounted for using the purchase method. The results of operations for ARTIC have been included in the financial statements since the date of acquisition. The aggregate purchase price of $27.5 million included $.6 million of direct costs of acquisition and was allocated to fixed assets ($.4 million), inventories ($6.5 million), patents ($5.0 million) and the remainder to goodwill.

    OCP BUSINESS UNIT ACQUISITION

    On December 28, 1999, the Company purchased certain assets of IBM's Open Computing Platform (OCP) operation. OCP develops and sells integrated computer-based solutions based on Intel architecture, primarily to OEM's of telecommunications equipment. The purchase price consisted of an aggregate of $13.9 million in cash consideration. Pursuant to the terms of the agreement, the Company may be required to make additional future payments in March of 2001, 2002, and 2003 based upon a formula tied to the future OCP revenues. These potential additional future payments will be accounted for as additional purchase price. The total consideration for the Acquisition will not exceed $30.0 million. The acquisition of OCP was accounted for using the purchase method. The results of operations of OCP have been included in the financial statements since the date of acquisition. The aggregate purchase price of $14.1 million included $.1 million direct costs of acquisition and $.1 million of contingent consideration and was allocated to fixed assets ($.2 million), inventories ($.9 million) and the remainder to goodwill.

    UNAUDITED PRO FORMA DISCLOSURES OF ACQUISITIONS

    The following unaudited pro forma information presents the results of operations of the Company as if the acquisitions described above had occurred as of the beginning of 1999 and 1998, after giving effect to adjustments for amortization of patents and goodwill, estimated reduction of interest income and the estimated impact on the income tax provision. The unaudited pro forma financial statements are not necessarily indicative of what actual results would have been had the ARTIC and OCP acquisitions occurred at the beginning of the respective periods. The unaudited pro forma information should be read in conjunction with the Current Report of the Company on Form 8-K dated March 1, 1999 and December 28, 1999 for ARTIC and OCP, respectively, and the Current Reports of the Company on Form 8-K/A filed April 22, 1999 and March 10, 2000, respectively.

                                                            1999       1998
                                                          --------   --------
                                                              (UNAUDITED)
Revenues................................................  $309,143   $289,575
Net income..............................................  $ 24,528   $ 17,759
Net income per share (basic)............................  $   1.52   $   1.12
Net income per share (diluted)..........................  $   1.43   $   1.10

    MERGER WITH TEXAS MICRO AND RELATED CHARGES

    On August 13, 1999, the Company completed a merger with Texas Micro Inc. ("Texas Micro"), a formerly publicly-traded embedded computer company headquartered in Houston, Texas. As a result, the outstanding Texas Micro common stock was converted into approximately 2.8 million shares of RadiSys common stock, based on an exchange ratio of approximately 4.96 shares of Texas Micro common stock for each share of RadiSys common stock. The merger was accounted for as a pooling-of-interests under Accounting Principles Board Opinion No. 16, and accordingly, financial statements presented for all periods have been restated to reflect combined operations and financial position. All intercompany transactions have been eliminated.

    The following reconciles revenue and net income (loss) previously reported to the restated information presented in the consolidated financial statements:

                                                                                   YEARS ENDED
                                                                SIX MONTHS        DECEMBER 31,
                                                                  ENDED        -------------------
                                                              JUNE 30, 1999      1998       1997
                                                              --------------   --------   --------
Revenue:
  Previously reported.......................................     $ 70,395      $108,198   $125,442
  Texas Micro...............................................       43,654        78,350     66,372
                                                                 --------      --------   --------
    Restated................................................     $114,049      $186,548   $191,814
                                                                 ========      ========   ========
Net income (loss):
  Previously reported.......................................     $  4,448      $  5,432   $ 15,425
  Texas Micro...............................................        7,811         2,386     (1,153)
                                                                 --------      --------   --------
    Restated................................................     $ 12,259      $  7,818   $ 14,272
                                                                 ========      ========   ========

    In connection with the merger, the Company recorded a charge to operating expenses of approximately $6.0 million for merger-related costs during the third quarter of 1999. Merger and related costs are comprised of the following:

                                                              COMBINATION COSTS
                                                             RECORDED YEAR ENDING    BALANCE ACCRUED
                                                              DECEMBER 31, 1999     DECEMBER 31, 1999
                                                             --------------------   ------------------
Professional and filing fees...............................          $3,251               $  200
Severance, retention, relocation & benefits alignment......           1,538                  875
Contract termination costs.................................             799                  164
Marketing, information systems conversion, and other
  miscellaneous costs......................................             383                   45
                                                                     ------               ------
Total......................................................          $5,971               $1,284
                                                                     ======               ======

    Accrued combination costs totaling $1.3 million at December 31, 1999 are included in Other accrued liabilities in the Consolidated Balance Sheet.

12. LEGAL PROCEEDINGS

    In the normal course of business the Company becomes involved in litigation. The Company has no material litigation currently pending.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

    Certain information required by Part III is omitted from this Report in that the Registrant will file its definitive proxy statement for the Annual Meeting of Shareholders to be held on May 16, 2000, pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Proxy Statement"), not later than
120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information with respect to directors of the Company is included under "Election of Directors" in the Company's Proxy Statement and is incorporated herein by reference. Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this Report. Information with respect to Section 16(a) of the Securities and Exchange Act is included under "Section 16(a) Beneficial Ownership Reporting Compliance" of the Exchange Act" in the Company's Proxy Statement and is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1)  FINANCIAL STATEMENTS

Index to Financial Statements

                                                                PAGE
                                                              --------
  Independent Accountants' Report...........................     18
  Consolidated Statement of Operations for the years ended
    December 31, 1999, 1998 and 1997........................     19
  Consolidated Balance Sheet at December 31, 1999 and
    1998....................................................     20
  Consolidated Statement of Changes in Shareholders' Equity
    for the years ended
    December 31, 1999, 1998 and 1997........................     21
  Consolidated Statement of Cash Flows for the years ended
    December 31, 1999, 1998 and 1997........................     22
  Notes to Consolidated Financial Statements................     23
  Schedule of Valuation and Qualifying Accounts.............     38

                                                                                         PAGE IN
       (A)(2)           FINANCIAL STATEMENT SCHEDULE                                    FORM 10-K
---------------------   ----------------------------                                  --------------
                        Schedule II--Valuation and Qualifying Accounts                      38
                        Report of Independent Accountants on Financial Statement
                        Schedule                                                            39



(A)(3)                  EXHIBITS

     EXHIBIT NO.        DESCRIPTION
---------------------   -----------
        +2.1            Asset Purchase Agreement between RadiSys Corporation and
                        Intel Corporation, dated as of April 29, 1996. Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated April 29, 1996.
         2.2            List of omitted schedules to Asset Purchase Agreement
                        between RadiSys Corporation and Intel Corporation, dated as of April 29, 1996. Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated April 29,
                        1996.
         2.3            Asset Purchase Agreement between RadiSys Corporation and
                        International Business Machines Corporation, dated as of
                        March 1, 1999. Incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K dated March 1,
                        1999.
         2.4            Agreement of Reorganization and Merger dated as of May 24,
                        1999, between the Company, Texas Micro Inc. and Tabor Merger
                        Corp. Incorporated by reference to Appendix A to the
                        Company's Joint Proxy Statement/Prospectus dated July 7,
                        1999, which is part of the Company's Registration Statement on Form S-4 (No. 333-82401).
         2.5            Asset Purchase Agreement between the Company and
                        International Business Machines Corporation, dated as of
                        December 17, 1999. Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated
                        December 28, 1999.
         3.1            Second Restated Articles of Incorporation and Amendments
                        thereto. Incorporated by reference to Exhibit 3.1 to the
                        Company's Registration Statement on Form S-1 (Registration
                        No. 33-95892) (the Form "S-1"), and by reference to
                        Exhibit 3 to the Company's Quarterly Report on Form 10-Q for
                        the quarterly period ended June 30, 1997.
         3.2            Restated Bylaws and amendments thereto. Incorporated by
                        reference to Exhibit 3.2 to the Form S-1.
         4.1            See Article IV of Exhibit 3.1 and Article VI of
                        Exhibit 3.2.
       *10.1            1988 Stock Option Plan, as amended. Incorporated by
                        reference to Exhibit 10.1 to the Form S-1.
       *10.2            1995 Stock Incentive Plan, as amended.

     EXHIBIT NO.        DESCRIPTION
---------------------   -----------
       *10.3            1996 Employee Stock Purchase Plan, as amended.
       *10.4            Form of Incentive Stock Option Agreement. Incorporated by
                        reference to Exhibit 10.3 to the Form S-1.
       *10.5            Form of Non-Statutory Stock Option Agreement. Incorporated
                        by reference to Exhibit 10.4 to the Form S-1.
        10.6            Lease between Registrant and Commercial Real Estate Company,
                        L.L.C. dated December 15, 1995. Incorporated by reference to
                        Exhibit 10.8 to the Company's Annual Report on Form 10-K for
                        the year ended December 31, 1995.
        10.7            Master Equipment Lease No. 10551, dated as of March 2, 1995, between U.S. Bancorp Leasing & Financial, as Lessor, and the
                        Registrant, as Lessee, including Schedules 10551.001,
                        10551.002 and 10551.003, dated March 2, 1995, March 29, 1995 and May 23, 1995, respectively. Incorporated by reference
                        to Exhibit 10.8 to the Form S-1.
        10.8            Office Lease Agreement by and between Chevron U.S.A. Inc.
                        and Texas Micro Inc. dated December 11, 1992, as amended.
                        Incorporated by reference to Exhibit 10.31 to Sequoia
                        Systems Inc.'s Annual Report on Form 10-K for the year ended
                        June 30, 1995 (File no. 0-18238).
        10.9            Fourth amendment to lease by and between Chevron U.S.A. Inc.
                        and Texas Micro, Inc. dated July 31, 1995.
       10.10            Fifth amendment to lease by and between Chevron U.S.A. Inc.
                        and Texas Micro Inc. dated October 17, 1995.
       10.11            Sixth amendment to lease by and between Chevron U.S.A. Inc.
                        and Texas Micro Inc. dated April 28, 1997.
       10.12            Seventh amendment to lease by and between Chevron U.S.A.
                        Inc. and Texas Micro Inc. dated November 12, 1997.
       10.13            Eighth amendment to lease by and between Chevron U.S.A. Inc.
                        and Texas Micro Inc. dated December 23, 1997. Incorporated by reference to Exhibit 10.3 to Texas Micro Inc.'s Quarterly
                        Report on Form 10-Q for the quarterly period ended
                        December 28, 1997 (File no. 0-18238).
       10.14            Ninth amendment to lease by and between Chevron U.S.A. Inc.
                        and Texas Micro Inc. dated February 24, 1998. Incorporated by reference to Exhibit 10.1 to Texas Micro Inc.'s Quarterly
                        Report on Form 10-Q for the quarterly period ended
                        March 29, 1998 (File no. 01-18238).
      *10.15            Form of Indemnity Agreement. Incorporated by reference to
                        Exhibit 10.9 to the Form S-1.
       10.16            Revolving line of credit agreement between the Company and
                        United States National Bank of Oregon dated September 12,
                        1996. Incorporated by reference to Exhibit 10.1 to the
                        Company's Quarterly Report on Form 10-Q for the quarter
                        ended September 30, 1996.
       10.16(a)         Renewal of and increase in September 12, 1996 revolving line of credit agreement between the Company and United States
                        National Bank of Oregon dated September 30, 1999.
                        Incorporated by reference to Exhibit 10.1 to the Company's
                        Quarterly Report on Form 10-Q for the quarterly period ended
                        September 30, 1999.
       10.17            Dawson Creek II lease, dated March 21, 1997, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.
        21.1            List of Subsidiaries
        23.1            Consent of PricewaterhouseCoopers LLP
        24.1            Powers of Attorney
        27.1            Financial Data Schedule
        27.2            Financial Data Schedule, 1998 restated.

------------------------

+   Confidential treatment of portions of this document has been granted.

* This Exhibit constitutes a management contract or compensatory plan or arrangement

(B) REPORTS ON FORM 8-K

    No Current Reports on Form 8-K were filed during the quarter ended December 31, 1999.

(C) SEE (A)(3) ABOVE.

(D) SEE (A)(2) ABOVE.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2000                                  RADISYS CORPORATION

                                                       By:          /s/ DR. GLENFORD J. MYERS
                                                            -----------------------------------------
                                                                      Dr. Glenford J. Myers
                                                            CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF
                                                                        EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2000.

                      SIGNATURE                                            TITLE
                      ---------                                            -----
              /s/ DR. GLENFORD J. MYERS                Chairman of the Board, President and Chief
     -------------------------------------------         Executive Officer (Principal Executive
                Dr. Glenford J. Myers                    Officer)

                /s/ STEPHEN LOUGHLIN                   Vice President of Finance and Administration
     -------------------------------------------         and Chief Financial Officer (Principal
                  Stephen Loughlin                       Financial and Accounting Officer)

Directors:

                /s/ JAMES F. DALTON*
     -------------------------------------------       Director
                   James F. Dalton

               /s/ RICHARD J. FAUBERT*
     -------------------------------------------       Director
                 Richard J. Faubert

                /s/ C. SCOTT GIBSON*
     -------------------------------------------       Director
                   C. Scott Gibson

             /s/ DR. WILLIAM W. LATTIN*
     -------------------------------------------       Director
                Dr. William W. Lattin

            /s/ JEAN-CLAUDE PETERSCHMITT*
     -------------------------------------------       Director
              Jean-Claude Peterschmitt

             /s/ JEAN-PIERRE D. PATKAY*
     -------------------------------------------       Director
                Jean-Pierre D. Patkay

*By                /s/ DR. GLENFORD J. MYERS
            --------------------------------------
          Dr. Glenford J. Myers, as attorney-in-fact

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                     BALANCE AT    CHARGED TO                BALANCE AT
                                                    BEGINNING OF   COSTS AND                   END OF
                                                       PERIOD       EXPENSES    DEDUCTIONS     PERIOD
                                                    ------------   ----------   ----------   ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS--
  Year ended:
    December 31, 1999.............................     $1,481        $ 1,773     $ (2,321)     $  933
    December 31, 1998.............................      1,485          3,065       (3,069)      1,481
    December 31, 1997.............................      1,733          2,077       (2,325)      1,485

WARRANTY RESERVE--
  Year ended:
    December 31, 1999.............................     $1,202        $ 2,423     $ (2,034)     $1,591
    December 31, 1998.............................        732          3,163       (2,693)      1,202
    December 31, 1997.............................      1,766          1,913       (2,947)        732

OBSOLESCENCE RESERVE--
  Year ended:
    December 31, 1999.............................     $4,759        $14,314     $(13,148)     $5,925
    December 31, 1998.............................      3,583         14,511      (13,335)      4,759
    December 31, 1997.............................      3,098         12,019      (11,534)      3,583

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of

RadiSys Corporation

    Our audits of the consolidated financial statements referred to in our report dated January 26, 2000 appearing in the 1999 Annual Report to Shareholders of RadiSys Corporation and subsidiaries (which report and consolidated financial statements are incorporated in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in
Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Portland, Oregon
January 26, 2000

(A)(3)                  EXHIBITS

     EXHIBIT NO.        DESCRIPTION
---------------------   -----------
        +2.1            Asset Purchase Agreement between RadiSys Corporation and
                        Intel Corporation, dated as of April 29, 1996. Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated April 29, 1996.
         2.2            List of omitted schedules to Asset Purchase Agreement
                        between RadiSys Corporation and Intel Corporation, dated as of April 29, 1996. Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated April 29,
                        1996.
         2.3            Asset Purchase Agreement between RadiSys Corporation and
                        International Business Machines Corporation, dated as of
                        March 1, 1999. Incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K dated March 1,
                        1999.
         2.4            Agreement of Reorganization and Merger dated as of May 24,
                        1999, between the Company, Texas Micro Inc. and Tabor Merger
                        Corp. Incorporated by reference to Appendix A to the
                        Company's Joint Proxy Statement/Prospectus dated July 7,
                        1999, which is part of the Company's Registration Statement on Form S-4 (No. 333-82401).
         2.5            Asset Purchase Agreement between the Company and
                        International Business Machines Corporation, dated as of
                        December 17, 1999. Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated
                        December 28, 1999.
         3.1            Second Restated Articles of Incorporation and Amendments
                        thereto. Incorporated by reference to Exhibit 3.1 to the
                        Company's Registration Statement on Form S-1 (Registration
                        No. 33-95892) (the Form "S-1"), and by reference to
                        Exhibit 3 to the Company's Quarterly Report on Form 10-Q for
                        the quarterly period ended June 30, 1997.
         3.2            Restated Bylaws and amendments thereto. Incorporated by
                        reference to Exhibit 3.2 to the Form S-1.
         4.1            See Article IV of Exhibit 3.1 and Article VI of
                        Exhibit 3.2.
       *10.1            1988 Stock Option Plan, as amended. Incorporated by
                        reference to Exhibit 10.1 to the Form S-1.
       *10.2            1995 Stock Incentive Plan, as amended.
       *10.3            1996 Employee Stock Purchase Plan, as amended.
       *10.4            Form of Incentive Stock Option Agreement. Incorporated by
                        reference to Exhibit 10.3 to the Form S-1.
       *10.5            Form of Non-Statutory Stock Option Agreement. Incorporated
                        by reference to Exhibit 10.4 to the Form S-1.
        10.6            Lease between Registrant and Commercial Real Estate Company,
                        L.L.C. dated December 15, 1995. Incorporated by reference to
                        Exhibit 10.8 to the Company's Annual Report on Form 10-K for
                        the year ended December 31, 1995.
        10.7            Master Equipment Lease No. 10551, dated as of March 2, 1995, between U.S. Bancorp Leasing & Financial, as Lessor, and the
                        Registrant, as Lessee, including Schedules 10551.001,
                        10551.002 and 10551.003, dated March 2, 1995, March 29, 1995 and May 23, 1995, respectively. Incorporated by reference
                        to Exhibit 10.8 to the Form S-1.
        10.8            Office Lease Agreement by and between Chevron U.S.A. Inc.
                        and Texas Micro Inc. dated December 11, 1992, as amended.
                        Incorporated by reference to Exhibit 10.31 to Sequoia
                        Systems Inc.'s Annual Report on Form 10-K for the year ended
                        June 30, 1995 (File no. 0-18238).
        10.9            Fourth amendment to lease by and between Chevron U.S.A. Inc.
                        and Texas Micro, Inc. dated July 31, 1995.
       10.10            Fifth amendment to lease by and between Chevron U.S.A. Inc and Texax Micro Inc. dated October 17, 1995.
       10.11            Sixth amendment to lease by and between Chevron U.S.A. Inc.
                        and Texas Micro Inc. dated April 28, 1997.

     EXHIBIT NO.        DESCRIPTION
---------------------   -----------
       10.12            Seventh amendment to lease by and between Chevron U.S.A.
                        Inc. and Texas Micro Inc. dated November 12, 1997.
       10.13            Eighth amendment to lease by and between Chevron U.S.A. Inc.
                        and Texas Micro Inc. dated December 23, 1997. Incorporated by reference to Exhibit 10.3 to Texas Micro Inc.'s Quarterly
                        Report on Form 10-Q for the quarterly period ended
                        December 28, 1997 (File no. 0-18238).
       10.14            Ninth amendment to lease by and between Chevron U.S.A. Inc.
                        and Texas Micro Inc. dated February 24, 1998. Incorporated by reference to Exhibit 10.1 to Texas Micro Inc.'s Quarterly
                        Report on Form 10-Q for the quarterly period ended
                        March 29, 1998 (File no. 01-18238).
      *10.15            Form of Indemnity Agreement. Incorporated by reference to
                        Exhibit 10.9 to the Form S-1.
       10.16            Revolving line of credit agreement between the Company and
                        United States National Bank of Oregon dated September 12,
                        1996. Incorporated by reference to Exhibit 10.1 to the
                        Company's Quarterly Report on Form 10-Q for the quarter
                        ended September 30, 1996.
       10.16(a)         Renewal of and increase in September 12, 1996 revolving line of credit agreement between the Company and United States
                        National Bank of Oregon dated September 30, 1999.
                        Incorporated by reference to Exhibit 10.1 to the Company's
                        Quarterly Report on Form 10-Q for the quarterly period ended
                        September 30, 1999.
       10.17            Dawson Creek II lease, dated March 21, 1997, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.
        21.1            List of Subsidiaries
        23.1            Consent of PricewaterhouseCoopers LLP
        24.1            Powers of Attorney
        27.1            Financial Data Schedule
        27.2            Financial Data Schedule, 1998 restated.

------------------------

+   Confidential treatment of portions of this document has been granted.

* This Exhibit constitutes a management contract or compensatory plan or arrangement