Form 10-Q
period 2000-03-31
RADISYS CORP
filed 2000-05-15
CIK 873044

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                                ---------------

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
           ENDED MARCH 31, 2000 OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
           FROM TO

                        COMMISSION FILE NUMBER: 0-26844

                            ------------------------

                              RADISYS CORPORATION

             (Exact name of registrant as specified in its charter)

                OREGON                                       93-0945232
     (State or other jurisdiction              (I.R.S. Employer Identification Number)
   of organization or incorporation)

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

                                Yes /X/  No / /

Number of shares of common stock outstanding as of May 10, 2000 was 16,864,767.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              RADISYS CORPORATION
                         PART I. FINANCIAL INFORMATION

                                                                                      PAGE NO.
                                                                                      --------
Item 1.                 Consolidated Financial Statements

                        Consolidated Balance Sheet--March 31, 2000 and December 31,
                          1999......................................................         3

                        Consolidated Statement of Operations--Three months ended
                          March 31, 2000 and 1999...................................         4

                        Consolidated Statement of Changes In Shareholders' Equity--
                          December 31, 1999 through March 31, 2000..................         5

                        Consolidated Statement of Cash Flows--Three months ended
                          March 31, 2000 and 1999...................................         6

                        Notes to Consolidated Financial Statements..................         7

Item 2.                 Management's Discussion and Analysis of Financial Condition
                          and
                          Results of Operations.....................................        12

                                  PART II. OTHER INFORMATION

Item 6.                 Exhibits and Reports on Form 8-K............................        16

Signatures..........................................................................        17

                              RADISYS CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   -------------
ASSETS
  Current assets
    Cash and cash equivalents...............................  $ 36,013      $ 15,708
    Accounts receivable, net................................    61,051        58,619
    Inventories, net........................................    42,024        41,374
    Other current assets....................................     4,204         1,747
    Deferred income taxes...................................     3,814         4,723
                                                              --------      --------
      Total current assets..................................   147,106       122,171
    Property and equipment, net.............................    20,949        21,211
    Goodwill and intangible assets, net.....................    33,466        34,177
    Other assets............................................    12,772        10,004
                                                              --------      --------
      Total assets..........................................  $214,293      $187,563
                                                              ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
    Accounts payable........................................  $ 30,354      $ 19,878
    Short term borrowings...................................    13,931        13,931
    Income taxes payable....................................     5,973         3,527
    Accrued wages and bonuses...............................     6,254         6,706
    Other accrued liabilities...............................     8,842         9,266
                                                              --------      --------
      Total liabilities.....................................    65,354        53,308
                                                              --------      --------
  Shareholders' equity
    Common stock, 50,000 shares authorized, 16,853 and
      16,489 shares issued and outstanding..................   146,307       141,030
    Accumulated other comprehensive income (loss):
      Cumulative translation adjustment.....................    (1,195)       (1,546)
      Unrealized gain (loss) on securities available for
        sale................................................     2,076          (349)
    Accumulated earnings (deficit)..........................     1,751        (4,880)
                                                              --------      --------
      Total shareholders' equity............................   148,939       134,255
                                                              --------      --------
      Total liabilities and shareholders' equity............  $214,293      $187,563
                                                              ========      ========

         The accompanying notes are an integral part of this statement.

                              RADISYS CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                              -------------------------
                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   -------------
                                                                           (RESTATED)
Revenues....................................................   $81,293       $52,698
Cost of goods sold..........................................    52,435        33,859
                                                               -------       -------
Gross profit................................................    28,858        18,839
Research and development....................................     8,981         6,662
Selling, general and administrative.........................     9,542         8,505
Goodwill and intangibles amortization.......................     1,724           299
                                                               -------       -------
Income from operations......................................     8,611         3,373
Interest income (expense), net..............................       (56)          438
Other income................................................       838            38
                                                               -------       -------
Income before income tax provision..........................     9,393         3,849
Income tax provision........................................     2,762           932
                                                               -------       -------
Net income..................................................   $ 6,631       $ 2,917
                                                               =======       =======
Net income per share (basic)................................   $  0.40       $  0.18
                                                               =======       =======
Net income per share (diluted)..............................   $  0.36       $  0.18
                                                               =======       =======

         The accompanying notes are an integral part of this statement.

                              RADISYS CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                 COMMON STOCK       CUMULATIVE     UNREALIZED     ACCUMULATED               TOTAL OTHER
                              -------------------   TRANSLATION    GAIN/(LOSS)     EARNINGS                COMPREHENSIVE
                               SHARES     AMOUNT    ADJUSTMENT    ON SECURITIES    (DEFICIT)     TOTAL        INCOME
                              --------   --------   -----------   -------------   -----------   --------   -------------
Balances, December 31,
  1999......................   16,489    $141,030    $ (1,546)       $  (349)       $ (4,880)   $134,255
Shares issued pursuant to
  benefit plans.............      364       5,277                                                  5,277
Translation adjustment......                              351                                        351       $  351
Unrealized gain on
  securities................                                           2,425                       2,425        2,425
Net income for the period...                                                           6,631       6,631        6,631
                               ------    --------    --------        -------        --------    --------       ------
Balances, March 31, 2000....   16,853    $146,307    $ (1,195)       $ 2,076        $  1,751    $148,939
                               ======    ========    ========        =======        ========    ========
Total other comprehensive
  income, three months ended
  March 31, 2000............                                                                                   $9,407
                                                                                                               ======

         The accompanying notes are an integral part of this statement.

                              RADISYS CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                              -----------------------
                                                              MARCH 31,    MARCH 31,
                                                                 2000         1999
                                                              ----------   ----------
                                                                           (RESTATED)
Cash flows from operating activities:
  Net income................................................    $ 6,631      $ 2,917
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................      4,339        2,024
    Gain on sale of assets..................................       (856)          --
    Deferred income taxes...................................      1,090         (609)
    Net changes in current assets and current liabilities:
      Decrease (increase) in accounts receivable............     (2,432)      (4,722)
      Decrease (increase) in inventories....................       (650)         107
      Decrease (increase) in other current assets...........     (2,457)          97
      Increase (decrease) in accounts payable...............     10,476        4,268
      Increase (decrease) in income taxes payable...........      2,446        1,277
      Increase (decrease) in accrued wages and bonuses......       (452)         289
      Increase (decrease) in other accrued liabilities......       (377)        (170)
                                                                -------      -------

    Net cash provided by operating activities...............     17,758        5,478
                                                                -------      -------

Cash flows from investing activities:
  Business acquisitions.....................................       (962)     (27,513)
  Capital expenditures......................................     (1,597)      (1,483)
  Capitalized software production costs and other assets....       (825)        (903)
  Sale of assets............................................        350           --
                                                                -------      -------
    Net cash used for investing activities..................     (3,034)     (29,899)
                                                                -------      -------

Cash flows from financing activities:
  Issuance of common stock, net.............................      5,277          943
  Payments on capital lease obligation......................        (47)         (84)
                                                                -------      -------
    Net cash provided by financing activities...............      5,230          859
                                                                -------      -------
Effect of exchange rate changes on cash.....................        351         (115)
                                                                -------      -------
Net increase/(decrease) in cash and cash equivalents........     20,305      (23,677)
Cash and cash equivalents, beginning of period..............     15,708       43,792
                                                                -------      -------
Cash and cash equivalents, end of period....................    $36,013      $20,115
                                                                =======      =======

         The accompanying notes are an integral part of this statement.

                              RADISYS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                  (UNAUDITED)

                                 MARCH 31, 2000

1. BASIS OF PRESENTATION

    RadiSys Corporation (the Company) was incorporated in March 1987 under the laws of the State of Oregon for the purpose of developing, producing and marketing computer system (hardware and software) products for embedded computer applications in manufacturing automation, medical, transportation, telecommunications and test equipment marketplaces. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, which are located in Western Europe, Israel, and Japan.

    The accompanying consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of results for the interim periods. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999. The results of operations for interim periods are not necessarily indicative of the results for the entire year.

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

    NEW PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that the impact of SAB 101 has no material effect on the financial position or results of operations of the Company.

    RECLASSIFICATIONS

    Reclassifications have been made to certain amounts in prior years. These changes had no impact on previously reported results of operations or shareholders' equity.

    CASH FLOWS

    Non cash investing and financing activities include an increase in the market value of the General Automation stock, a net increase of $2.4 million to both Other long term assets and Unrealized gain on securities available for sale.

                              RADISYS CORPORATION

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                  (UNAUDITED)

                                 MARCH 31, 2000

2. ACCOUNTS RECEIVABLE

    Trade accounts receivable are net of an allowance for doubtful accounts of $944 and $933 at March 31, 2000 and December 31, 1999, respectively. The Company's customers are concentrated in the technology industry.

3. INVENTORIES

    Inventories consist of the following:

                                                            MAR 31,    DEC 31,
                                                              2000       1999
                                                            --------   --------
Raw materials.............................................  $32,503    $30,986
Work in process...........................................    2,614      2,465
Finished goods............................................    6,907      7,923
                                                            -------    -------
                                                            $42,024    $41,374
                                                            =======    =======

4. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                            MAR 31,    DEC 31,
                                                              2000       1999
                                                            --------   --------
Land......................................................  $ 1,391    $ 1,391
Manufacturing equipment...................................   18,297     17,950
Office equipment..........................................   20,733     19,746
Leasehold improvements....................................    4,855      4,835
                                                            -------    -------
                                                             45,276     43,922

Less: accumulated depreciation............................   24,327     22,711
                                                            -------    -------
                                                            $20,949    $21,211
                                                            =======    =======

5. GOODWILL AND INTANGIBLE ASSETS

    Goodwill and intangible assets decreased by $.7 million, net from $34.2 million at December 31, 1999 to $33.5 million at March 31, 2000. Goodwill and intangibles increased by $1.0 million resulting from increased purchase price recorded for the OCP acquisition based upon a formula tied to certain OCP revenues pursuant to the acquisition agreement. This increase was offset by $1.7 million in amortization of goodwill and other intangible assets. Amortization periods range from five to fifteen years.

6. EARNINGS PER SHARE

    Net income per share is based on the weighted average number of shares of common stock and common stock equivalents (stock options and warrants) outstanding during the periods, computed using the treasury stock method for stock options and warrants.

                              RADISYS CORPORATION

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                  (UNAUDITED)

                                 MARCH 31, 2000

6. EARNINGS PER SHARE (CONTINUED)
    Weighted average shares consist of the following:

                                                             THREE MONTHS ENDED
                                                            ---------------------
                                                             MAR 31,     MAR 31,
                                                              2000        1999
                                                            ---------   ---------
Weighted average shares (basic)...........................    16,670      15,903
Effect of dilutive stock options..........................     1,534         677
                                                             -------     -------
Weighted average shares (diluted).........................    18,204      16,580
                                                             =======     =======

7. SEGMENT INFORMATION

    The Company is organized primarily on the basis of embedded single board computers and other related support operations. Operations not included in embedded single board computers are insignificant for presentation.

    Information about the Company's geographic operations and sales is as follows:

                                                            THREE MONTHS ENDED
                                                            -------------------
                                                            MAR 31,    MAR 31,
                                                              2000       1999
REVENUE                                                     --------   --------
COUNTRY
United States.............................................  $46,301    $37,144
Europe....................................................   32,702     14,163
Asia Pacific--Japan.......................................    1,818        664
Other foreign.............................................      472        727
                                                            -------    -------
                                                            $81,293    $52,698
                                                            =======    =======

                                                            MAR 31,    MAR 31,
                                                              2000       1999
LONG LIVED ASSETS                                           --------   --------
COUNTRY
United States.............................................  $20,154    $20,537
Europe....................................................      721        591
Asia Pacific--Japan.......................................       74         83
                                                            -------    -------
                                                            $20,949    $21,211
                                                            =======    =======

    One customer accounted for $11.7 million, or 14.4%, of total revenue for the three months ended March 31, 2000. No other customers accounted for more than 10% of total revenue for the three month period ended March 31, 2000.

                              RADISYS CORPORATION

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                  (UNAUDITED)

                                 MARCH 31, 2000

8. MERGER WITH TEXAS MICRO AND RELATED CHARGES

    In connection with the merger of Texas Micro, Inc. on August 13, 1999, the Company recorded a charge to operating expenses of approximately $6.0 million for merger-related costs during 1999. Merger and related costs are comprised of the following:

                                                   COMBINATION COSTS       BALANCE
                                                     RECORDED YEAR      ACCRUED AS OF
                                                  ENDED DEC 31, 1999    MAR 31, 2000
                                                  -------------------   -------------
Professional & filing fees......................         $3,251             $ 91
Severance, retention, relocation & benefits
  alignment.....................................          1,538              450
Contract termination costs......................            799              140
Marketing, information systems conversion, and
  other miscellaneous costs.....................            383               24
                                                         ------             ----
Total...........................................         $5,971             $705
                                                         ======             ====

    Accrued combination costs totaling $705 at March 31, 2000 are included in Other accrued liabilities in the Consolidated Balance Sheet.

9. GAIN ON SALE OF ASSETS

    During the first quarter of 2000 the Company sold a total of 367 shares of General Automation common stock resulting in a recorded net gain of $856. This gain is reflected in Other income in the Consolidated Statement of Operations.

10. ACQUISITIONS AND MERGERS

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

    OCP BUSINESS UNIT ACQUISITION

    On December 28, 1999, the Company purchased certain assets of IBM's Open Computing Platform (OCP) operation. OCP develops and sells integrated computer-based solutions based on Intel architecture, primarily to OEM's of telecommunications equipment. The purchase price consisted of an aggregate of $13.9 million in cash consideration. The acquisition of OCP was accounted for using the purchase method. The results of operations of OCP have been included in the financial statements since the date of acquisition. The aggregate purchase price recorded as of December 31, 1999 of $14.1 million included
$.1 million direct costs of acquisition and $.1 million of contingent consideration and was allocated to fixed assets ($.2 million), inventories ($.9 million) and the remainder to goodwill.

                              RADISYS CORPORATION

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                  (UNAUDITED)

                                 MARCH 31, 2000

10. ACQUISITIONS AND MERGERS (CONTINUED)
Pursuant to the terms of this agreement, the Company may be required to make additional future payments in March of 2001, 2002, and 2003 based upon a formula tied to future OCP revenues. Accordingly, during Q1 of 2000 the Company recorded an additional $1 million in purchase price resulting from OCP revenues during the quarter. The additional purchase price has been recorded as goodwill. The total consideration for the acquisition is limited to $30.0 million.

    UNAUDITED PRO FORMA DISCLOSURES OF ACQUISITIONS

    The following unaudited pro forma information presents the results of operations of the Company as if the acquisitions described above had occurred as of the beginning of 1999, after giving effect to adjustments of amortization of patents and goodwill, estimated reduction of interest income and the estimated impact on the income tax provision. The unaudited pro forma financial statements are not necessarily indicative of what actual results would have been had the ARTIC and OCP acquisitions occurred at the beginning of the respective period. The unaudited pro forma information should be read in conjunction with the Current Report of the Company on Form 8-K dated March 1, 1999 and December 28, 1999 for ARTIC and OCP, respectively, and the Current Reports of the Company on Form 8-K/A filed April 22, 1999 and March 10, 2000, respectively.

                                                             THREE MONTHS ENDED
                                                                MAR 31, 1999
                                                             ------------------
                                                                (UNAUDITED)
Revenues...................................................       $75,407
Net income.................................................         6,229
Net income per share (basic)...............................           .39
Net income per share (diluted).............................           .38

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (in thousands)

OVERVIEW

    Total revenue was $81.3 million for the three months ended March 31, 2000 compared to $52.7 million for the three months ended March 31, 1999. Net income was $6.6 million for the three months ended March 31, 2000 compared to $2.9 million for the three months ended March 31, 1999.

    During the past year, the Company has merged with one company (Texas Micro in August 1999) and acquired assets in two other transactions (ARTIC in March 1999 and OCP in late December 1999) in order to expand the expertise the Company believes it needs to compete effectively in the communications market. These acquisitions have resulted in increased sales volume as well as increased operating and manufacturing capacity. Additionally, the merger with Texas Micro has resulted in certain operating efficiencies. Therefore, total operating expenses have increased in dollar volume but efficiencies combined with increased sales volume have resulted in a decrease of operating expenses as a percentage of revenue. The Company expects to continue to acquire companies and technologies that are complementary to the Company's business and product offerings.

REVENUES

                                                                         THREE MONTHS ENDED
                                                              ----------------------------------------
                                                              MARCH 31,      PERCENTAGE      MARCH 31,
                                                                2000           CHANGE          1999
                                                              ---------      ----------      ---------
                                                                  (IN THOUSANDS, EXCEPT PERCENTAGE
                                                                              AMOUNTS)
Revenues....................................................   $81,293            54%         $52,698

    Revenues increased by $28.6 million or 54% for the three months ended
March 31, 2000 compared to the three months ended March 31, 1999. The increase in revenues is due to growth within existing product lines and movement into higher growth markets, primarily telecommunications. In addition, revenue in the three months ended March 31, 2000 includes revenues from the Company's 1999 acquisitions (ARTIC in March 1999 and OCP in late December 1999) for the entire quarter. The Company's top five customers collectively represented approximately 36% of revenue for the three months ended March 31, 2000.

COST OF GOODS SOLD

                                                                         THREE MONTHS ENDED
                                                              ----------------------------------------
                                                              MARCH 31,      PERCENTAGE      MARCH 31,
                                                                2000           CHANGE          1999
                                                              ---------      ----------      ---------
                                                                  (IN THOUSANDS, EXCEPT PERCENTAGE
                                                                              AMOUNTS)
Cost of goods sold..........................................   $52,435            55%         $33,859
As a percentage of revenues.................................        65%           64%

    Cost of goods sold increased by $18.6 million or 55% for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 primarily as a result of increased revenues. The slight increase in cost of goods sold in the three months ended March 31, 2000 as a percentage of revenues is due to the impact of product mix.

RESEARCH AND DEVELOPMENT

                                                                      THREE MONTHS ENDED
                                                              ----------------------------------
                                                              MARCH 31,   PERCENTAGE   MARCH 31,
                                                                2000        CHANGE       1999
                                                              ---------   ----------   ---------
                                                               (IN THOUSANDS, EXCEPT PERCENTAGE
                                                                           AMOUNTS)
Research and development....................................   $8,981          35%      $6,662
As a percentage of revenues.................................       11%                      13%

    Although overall research and development expenses have increased, they have declined by almost 2% as a percentage of revenue for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. This percentage decline can be attributed to increased efficiencies as a result of the integration of Texas Micro. In addition, the impact of the OCP acquisition resulted in lower research and development costs as a percentage of revenues, because OCP's business model incorporated lower R&D expenses as a percentage of revenues.

SELLING, GENERAL AND ADMINISTRATIVE

                                                                      THREE MONTHS ENDED
                                                              ----------------------------------
                                                              MARCH 31,   PERCENTAGE   MARCH 31,
                                                                2000        CHANGE       1999
                                                              ---------   ----------   ---------
                                                               (IN THOUSANDS, EXCEPT PERCENTAGE
                                                                           AMOUNTS)
Selling, general & administrative...........................   $9,542          12%      $8,505
As a percentage of revenues.................................       12%                      16%

    Selling, general and administrative (SG&A) expenses as a percentage of revenues have declined by 4% for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. The decline is largely a result of the integration of Texas Micro into the Company. For example, the Company experienced significant savings by combining the sales organizations and eliminating manufacturing representatives in the Texas Micro model. In addition, the OCP acquisition resulted in lower SG&A expenses, as OCP's business model incorporated lower SG&A expenses as a percentage of revenues.

GOODWILL AND INTANGIBLES AMORTIZATION

                                                                      THREE MONTHS ENDED
                                                              ----------------------------------
                                                              MARCH 31,   PERCENTAGE   MARCH 31,
                                                                2000        CHANGE       1999
                                                              ---------   ----------   ---------
                                                               (IN THOUSANDS, EXCEPT PERCENTAGE
                                                                           AMOUNTS)
Goodwill and intangibles amortization.......................   $1,724         477%       $299
As a percentage of revenues.................................        2%                      1%

    Goodwill amortization expense increased by $1.4 million for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. This is a result of the ARTIC acquisition in March 1999 and the OCP acquisition in December 1999. Amortization of these amounts commenced in the three months ended March 31, 1999 and the three months ended March 31, 2000, respectively. Amortization periods for goodwill and intangibles range from five to fifteen years.

INTEREST INCOME, NET, OTHER INCOME, NET AND INCOME TAX PROVISION

                                                                      THREE MONTHS ENDED
                                                              ----------------------------------
                                                              MARCH 31,   PERCENTAGE   MARCH 31,
                                                                2000        CHANGE       1999
                                                              ---------   ----------   ---------
                                                               (IN THOUSANDS, EXCEPT PERCENTAGE
                                                                           AMOUNTS)
Interest income, net........................................   $  (56)        (113%)     $438
Other income, net...........................................   $  838        2,105%      $ 38
Income tax provision........................................   $2,762          196%      $932

    Interest income, net decreased $494 for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. This decrease is primarily due to the lower cash and cash equivalents levels resulting from the funding of the ARTIC Business Unit acquisition on March 1, 1999 and increased interest expense as a result of the $13.9 million line of credit outstanding during the three months ended March 31, 2000 at an interest rate of 8.5%.

    Other income, net increased by $800 for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. This increase is primarily due to the sale of 367 shares of General Automation common stock, which resulted in a recorded gain of $856.

    The increase in the income tax provision is attributable to increased net income before taxes of $5.5 million for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. The effective income tax rate for Q1 2000 was 29.4% compared to 24.2% for the three months ended March 31, 1999. The 5.2% increase in the effective tax rate is primarily due to limitations on the usage of the Texas Micro net operating loss for the three months ended March 31, 2000 as result of the merger with Texas Micro on August 13, 1999.

    LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 2000, the Company had $36.0 million in cash and cash equivalents and working capital of approximately $81.8 million. The Company has a $20.0 million line of credit with a bank which expires September, 2000. As of March 31, 2000, $13.9 million was outstanding under this arrangement at an interest rate of 8.5%. Amounts outstanding under the line of credit accrue interest at an annual rate equal to the lower of the LIBOR plus 1.25% to 2.0% or lender's prime rate (9% at March 31, 2000).

    Cash and cash equivalents increased by $20.3 million during Q1 2000, and decreased by $23.7 in Q1 1999. Activities impacting cash and cash equivalents are as follows:

                                                                 THREE MONTHS
                                                                     ENDED
                                                              -------------------
                                                              MAR 31,    MAR 31,
                                                                2000       1999
                                                              --------   --------
Cash provided by operating activities.......................   $17.8      $  5.4
Cash used for investing activities..........................    (3.0)      (29.9)
Cash provided by financing activities.......................     5.2          .9
Effect of exchange rate changes on cash.....................      .3         (.1)
                                                               -----      ------
Net increase (decrease).....................................   $20.3      ($23.7)
                                                               =====      ======

    In addition to net income of $6.6 million plus depreciation and amortization of $4.3 million, significant changes in balance sheet accounts contributing to the increase in cash from operations for Q1 of 2000 included an increase in accounts payable of $10.5 million, partially offset by an increase in accounts receivable of $2.4 million. Significant investing and financing activities impacting cash included $2.4 million in capital expenditures and capital software additions, and $5.3 million in common stock issuances. Capital expenditures were primarily for the purchase of furniture and office equipment, computer hardware, manufacturing and engineering equipment, and the implementation of SAP financial applications. Capital expenditures for 2000 are expected to range from $7.0 million to $9.0 million, resulting in part from the Company's plan to continue increasing its manufacturing capacities and investments in information systems.

    In Q1 1999 investing activities primarily consisted of the ARTIC acquisition of $27.5 million.

    The Company believes its existing cash and cash equivalents and cash from operations will be sufficient to fund its current operations for at least the next 12 months. Because the Company's capital requirements cannot be predicted with certainty, there is no assurance that the Company will not require additional financing before the expiration of 12 months.

    FORWARD-LOOKING STATEMENTS

    Statements and information in this Quarterly Report on Form 10-Q and the statements the Company's management may make, from time to time concerning the Company's future liquidity, development, business activities, potential acquisitions and capital expenditures constitute forward-looking statements that involve a number of risks and uncertainties. The following are among the factors that could cause actual results to differ materially:

    - dependence on the relationship with Intel Corporation and its products;

    - lower than expected sales in the communications market;

    - lower than expected design wins with key OEMS;

    - failure of leading OEMs to incorporate the Company's solutions in successful products;

    - deliveries of products containing errors, defects and bugs;

    - dependence on a limited number of suppliers or, in some cases, one supplier for components and equipment used to manufacture products;

    - difficulties in integrating acquired businesses and assets, including Texas Micro;

    - competition in the embedded computer market, which may lead to pricing pressures;

    - political, economic and regulatory risks associated with international operations;

    - technological developments;

    - the inability to protect the Company's intellectual property or successfully to defend against infringement claims by others;

    - availability of qualified personnel;

    - business conditions in the general economy and in the markets the Company serves; and

    - technological difficulties and resource constraints encountered in developing new products.

The forward-looking statements should be considered in light of these factors.

                                    PART II
                               OTHER INFORMATION

Item 6.                 Exhibits

                        (a)        Exhibits

                                   10.1                  Executive Severance Agreement dated February 8, 2000
                                                         between the Company and Glenford J. Myers.

                                   27                    Financial Data Schedule

                        (b)        Reports on Form 8-K   On January 11, 2000, the Company filed a Form 8-K dated
                                                         December 28, 1999 reporting Item 2. On March 13, 2000,
                                                         the Company filed an amendment to such Form 8-K to
                                                         provide financial statements in connection with the
                                                         business acquired by the Company on December 28, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2000                                     RADISYS CORPORATION

                                                       By:
                                                            -----------------------------------------
                                                                       Stephen F. Loughlin
                                                                  VICE PRESIDENT OF FINANCE AND
                                                                          ADMINISTRATION
                                                                   AND CHIEF FINANCIAL OFFICER
                                                                     (AUTHORIZED OFFICER AND
                                                                   PRINCIPAL FINANCIAL OFFICER)

                                 EXHIBIT INDEX

     EXHIBIT NO.                                DESCRIPTION
---------------------                           -----------
        10.1            Executive Severance Agreement dated February 8, 2000 between the Company and Glenford J. Myers.
         27             Financial Data Schedule