Form 10-Q
period 2000-06-30
RADISYS CORP
filed 2000-08-14
CIK 873044

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
           ENDED JUNE 30, 2000 OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
           FROM         TO         .

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

       NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF AUGUST 10, 2000 WAS
                                  17,073,746.

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

                                                                               3
             Consolidated Balance Sheet--June 30, 2000 and December 31,
               1999......................................................

                                                                               4
             Consolidated Statement of Operations--Three months ended
               June 30, 2000 and 1999, and six months ended June 30, 2000 and 1999..................................................

                                                                               5
             Consolidated Statement of Changes In Shareholders'
               Equity--December 31, 1999 through June 30, 2000...........

                                                                               6
             Consolidated Statement of Cash Flows--Six months ended June
               30, 2000 and 1999.........................................

                                                                               7
             Notes to Consolidated Financial Statements..................

Item 2.      Management's Discussion and Analysis of Financial Condition      12
               and Results of Operations.................................

Item 3.      Quantitative and Qualitative Disclosures about Market            16
               Risk......................................................

                            PART II.  OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders.........     17

Item 6.      Exhibits and Reports on Form 8-K............................     18

Signatures...............................................................     19

                              RADISYS CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                 (IN THOUSANDS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
ASSETS

  Current assets
    Cash and cash equivalents...............................    $ 42,391      $ 15,708
    Accounts receivable, net................................      68,858        58,619
    Inventories, net........................................      46,234        41,374
    Other current assets....................................       2,122         1,747
    Deferred income taxes...................................       3,814         4,723
                                                                --------      --------
      Total current assets..................................     163,419       122,171

    Property and equipment, net.............................      21,360        21,211
    Goodwill and intangible assets, net.....................      32,485        34,177
    Other assets............................................      11,434        10,004
                                                                --------      --------
      Total assets..........................................    $228,698      $187,563
                                                                ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities
    Accounts payable........................................    $ 32,979      $ 19,878
    Short term borrowings...................................      13,931        13,931
    Income taxes payable....................................       4,429         3,527
    Accrued wages and bonuses...............................       8,771         6,706
    Other accrued liabilities...............................       8,688         9,266
                                                                --------      --------
      Total liabilities.....................................      68,798        53,308
                                                                --------      --------

  Shareholders' equity
    Common stock, 100,000 shares authorized,
      17,018 and 16,489 shares issued and outstanding.......     152,431       141,030
    Accumulated other comprehensive income (loss):
      Cumulative translation adjustment.....................      (1,538)       (1,546)
      Unrealized gain (loss) on securities available for
        sale................................................         410          (349)
    Accumulated earnings (deficit)..........................       8,597        (4,880)
                                                                --------      --------
      Total shareholders' equity............................     159,900       134,255
                                                                --------      --------
      Total liabilities and shareholders' equity............    $228,698      $187,563
                                                                ========      ========

         The accompanying notes are an integral part of this statement.

                              RADISYS CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                      THREE MONTHS ENDED          SIX MONTHS ENDED
                                                     ---------------------      ---------------------
                                                     JUNE 30,    JUNE 30,       JUNE 30,    JUNE 30,
                                                       2000        1999           2000        1999
                                                     --------   ----------      --------   ----------
                                                                (RESTATED)                 (RESTATED)
Revenues...........................................  $86,170      $61,351       $167,463    $114,049
Cost of goods sold.................................   55,635       38,440        108,070      72,299
                                                     -------      -------       --------    --------
Gross profit.......................................   30,535       22,911         59,393      41,750

Research and development...........................    9,306        7,873         18,286      14,535
Selling, general and administrative................    9,707        9,101         19,249      17,606
Goodwill and intangibles amortization..............    1,727          712          3,451       1,011
                                                     -------      -------       --------    --------
Income from operations.............................    9,795        5,225         18,407       8,598
Interest income, net...............................      260          269            203         707
Other income (expense).............................     (232)         (38)           606          --
                                                     -------      -------       --------    --------
Income before income tax provision.................    9,823        5,456         19,216       9,305
Income tax provision (benefit).....................    2,977       (3,886)         5,739      (2,954)
                                                     -------      -------       --------    --------
Net income.........................................  $ 6,846      $ 9,342       $ 13,477    $ 12,259
                                                     =======      =======       ========    ========
Net income per share (basic).......................  $  0.40      $  0.58       $   0.80    $   0.77
                                                     =======      =======       ========    ========
Net income per share (diluted).....................  $  0.38      $  0.55       $   0.74    $   0.73
                                                     =======      =======       ========    ========

         The accompanying notes are an integral part of this statement.

                              RADISYS CORPORATION

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                        COMMON STOCK       CUMULATIVE     UNREALIZED     ACCUMULATED                TOTAL OTHER
                                     -------------------   TRANSLATION    GAIN/(LOSS)      EARNINGS                COMPREHENSIVE
                                      SHARES     AMOUNT    ADJUSTMENT    ON SECURITIES    (DEFICIT)      TOTAL         INCOME
                                     --------   --------   -----------   -------------   ------------   --------   --------------
Balances, December 31, 1999........   16,489    $141,030     $(1,546)        $(349)        $(4,880)     $134,255

Shares issued pursuant to benefit
  plans............................      529       7,862                                                   7,862
Tax effect of Options exercised....                3,539                                                   3,539
Translation adjustment.............                                8                                           8            8
Unrealized gain on securities......                                            759                           759          759
Net income for the period..........                                                         13,477        13,477       13,477
                                      ------    --------     -------         -----         -------      --------      -------
Balances, June 30, 2000............   17,018    $152,431     $(1,538)        $ 410         $ 8,597      $159,900
                                      ======    ========     =======         =====         =======      ========
Total other comprehensive income,
  six months ended June 30, 2000...                                                                                   $14,244
                                                                                                                      =======

         The accompanying notes are an integral part of this statement.

                              RADISYS CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                    SIX MONTHS ENDED
                                                              -----------------------------
                                                              JUNE 30, 2000   JUNE 30, 1999
                                                              -------------   -------------
                                                                               (RESTATED)
Cash flows from operating activities:
  Net Income................................................    $ 13,477        $ 12,259
  Adjustments to reconcile net income to net cash provided
    by (used for) operating activities:
    Depreciation and amortization...........................       8,496           4,257
    Gain on sale of assets..................................        (856)             --
    Deferred income taxes...................................         909          (6,135)
    Net changes in current assets and current
      liabilities:..........................................          --
      Decrease (increase) in accounts receivable............     (10,239)         (9,204)
      Decrease (increase) in other receivables..............          --             110
      Decrease (increase) in inventories....................      (4,860)           (459)
      Decrease (increase) in other current assets...........        (375)         (1,025)
      Increase (decrease) in accounts payable...............      13,101           6,169
      Increase (decrease) in income taxes payable...........         902           1,158
      Increase (decrease) in accrued wages and bonuses......       2,065           1,156
      Increase (decrease) in other accrued liabilities......        (505)            499
                                                                --------        --------
    Net cash provided by operating activities...............      22,115           8,785
                                                                --------        --------

Cash flows from investing activities:
  Business acquisitions.....................................      (1,761)        (27,505)
  Capital expenditures......................................      (3,712)         (2,844)
  Sale of assets............................................         350              --
  Capitalized software production costs and other assets....      (1,645)         (1,755)
                                                                --------        --------
    Net cash used for investing activities..................      (6,768)        (32,104)
                                                                --------        --------

Cash flows from financing activities:
  Issuance of common stock, net.............................      11,401           2,377
  Payments on capital lease obligation......................         (73)           (151)
                                                                --------        --------
    Net cash provided by financing activities...............      11,328           2,226
                                                                --------        --------
Effect of exchange rate changes on cash.....................           8            (350)
                                                                --------        --------
Net increase (decrease) in cash and cash equivalents........      26,683         (21,443)
Cash and cash equivalents, beginning of period..............      15,708          43,792
                                                                --------        --------
Cash and cash equivalents, end of period....................    $ 42,391        $ 22,349
                                                                ========        ========

         The accompanying notes are an integral part of this statement.

                              RADISYS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)
                                 JUNE 30, 2000

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

    NEW PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that the impact of SAB 101 will have no material effect on the financial position or results of operations of the Company.

    RECLASSIFICATIONS

    Reclassifications have been made to certain amounts in prior years. These changes had no impact on previously reported results of operations or shareholders' equity.

    CASH FLOWS

    Non cash investing and financing activities include the effect of the change in market value of the Company's available for sale investment in General Automation common stock. The impact was a decrease of $1.7 million, net of tax, to unrealized gain on securities available for sale and long-term assets for the three month period ended June 30, 2000 and an increase of $.8 million, net of tax, for the six month period ended June 30, 2000.

2.  ACCOUNTS RECEIVABLE

    Trade accounts receivable are net of an allowance for doubtful accounts of $941 and $933 at June 30, 2000 and December 31, 1999, respectively. The Company's customers are concentrated in the technology industry.

3.  INVENTORIES

    Inventories consist of the following:

                                                         JUNE 30,   DECEMBER 31,
                                                           2000         1999
                                                         --------   ------------
Raw materials..........................................  $36,246       $30,986
Work in process........................................    3,935         2,465
Finished goods.........................................    6,053         7,923
                                                         -------       -------
                                                         $46,234       $41,374
                                                         =======       =======

4.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                         JUNE 30,   DECEMBER 31,
                                                           2000         1999
                                                         --------   ------------
Land...................................................  $ 1,391       $ 1,391
Manufacturing equipment................................   18,882        17,950
Office equipment.......................................   22,190        19,746
Leasehold improvements.................................    4,924         4,835
                                                         -------       -------
                                                          47,387        43,922
Less: accumulated depreciation.........................   26,027        22,711
                                                         -------       -------
                                                         $21,360       $21,211
                                                         =======       =======

5.  GOODWILL AND INTANGIBLE ASSETS

    Goodwill and intangible assets decreased by $1.7 million, net from $34.2 million at December 31, 1999 to $32.5 million at June 30, 2000. Goodwill and intangibles increased by $1.7 million resulting from increased purchase price recorded for the OCP acquisition based upon a formula tied to certain OCP revenues pursuant to the acquisition agreement. This increase was offset by $3.4 million in amortization of goodwill and other intangible assets. Amortization periods range from five to fifteen years.

6.  EARNINGS PER SHARE

    Net income per share is based on the weighted average number of shares of common stock and common stock equivalents (stock options and warrants) outstanding during the periods, computed using the treasury stock method for stock options and warrants.

    Weighted average shares consist of the following:

                                                                THREE MONTHS           SIX MONTHS
                                                                    ENDED                 ENDED
                                                             -------------------   -------------------
                                                             JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                                               2000       1999       2000       1999
                                                             --------   --------   --------   --------
Weighted average shares (basic)............................   16,905     16,132     16,788     16,017
Effect of dilutive stock options...........................    1,288        726      1,411        702
                                                              ------     ------     ------     ------
Weighted average shares (diluted)..........................   18,193     16,858     18,199     16,719
                                                              ======     ======     ======     ======

7.  SEGMENT INFORMATION

    The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas and major customers. The method for determining what information to report is based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance.

    The Company's chief operating decision maker is considered to be the President and Chief Executive Officer ("CEO"). The Company's CEO evaluates both consolidated and disaggregated financial information in deciding how to allocate resources and assess performance. The CEO receives certain disaggregated information for three operating divisions within the Company.

    The Company has aggregated divisional results of operations into a single reportable segment as allowed under SFAS 131 because divisional results of operations reflect similar long-term economic characteristics, including average gross margins. Additionally, the divisional operations are similar with respect to the nature of products sold, types of customers, production processes employed and distribution methods used. Accordingly, the Company describes its reportable segment as designing and manufacturing embedded computing solutions. All of the Company's revenues result from sales within this segment.

    Information about the Company's geographic operations and sales is as follows:

                                           FOR THE THREE          FOR THE SIX
                                           MONTHS ENDED          MONTHS ENDED
                                        -------------------   -------------------
                                        JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
REVENUE                                   2000       1999       2000       1999
-------                                 --------   --------   --------   --------
COUNTRY
United States.........................  $49,459    $42,393    $ 95,760   $ 79,537
Europe................................   34,299     18,396      67,001     32,559
Asia Pacific--Japan...................    2,412        562       4,230      1,226
Other foreign.........................       --         --         472        727
                                        -------    -------    --------   --------
                                        $86,170    $61,351    $167,463   $114,049
                                        =======    =======    ========   ========

                                                         JUNE 30,   DECEMBER 31,
LONG LIVED ASSETS                                          2000         1999
-----------------                                        --------   ------------
COUNTRY
United States..........................................  $20,308       $20,724
Europe.................................................      988           404
Asia Pacific--Japan....................................       64            83
                                                         -------       -------
                                                         $21,360       $21,211
                                                         =======       =======

    One customer accounted for $10.8 million, or 12.5%, of total revenue for the three months ended June 30, 2000 and $22.8 million, or 13.6%, of total revenue for the six months ended June 30, 2000. No other customers accounted for more than 10% of total revenue for the three months or the six months ended June 30, 2000.

8.  MERGER WITH TEXAS MICRO AND RELATED CHARGES

    In connection with the merger of Texas Micro Inc. on August 13, 1999, the Company recorded a charge to operating expenses of approximately $6.0 million for merger-related costs during 1999. Merger and related costs are comprised of the following:

                                                 COMBINATION COSTS       BALANCE
                                                RECORDED YEAR ENDED   ACCRUED AS OF
                                                 DECEMBER 31, 1999    JUNE 30, 2000
                                                -------------------   -------------
Professional & filing fees....................         $3,251             $  9
Severance, retention, relocation & benefits
  alignment...................................          1,538              161
Contract termination costs....................            799              117
Marketing, information systems conversion, and
  other miscellaneous costs...................            383               24
                                                       ------             ----
Total.........................................         $5,971             $311
                                                       ======             ====

    Accrued combination costs totaling $311 at June 30, 2000 are included in Other accrued liabilities in the Consolidated Balance Sheet.

9.  GAIN ON SALE OF ASSETS

    During the first quarter of 2000 the Company sold a total of 367 shares of General Automation common stock resulting in a recorded net gain of $856. This gain is reflected in Other income in the Consolidated Statement of Operations. There were no sales of assets during the second quarter of 2000.

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

Pursuant to the terms of this agreement, the Company may be required to make additional future payments in March of 2001, 2002, and 2003 based upon a formula tied to future OCP revenues. Accordingly, during the three months ended June 30, 2000 the Company recorded an additional $.7 million in purchase price resulting from OCP revenues during the quarter. During the six months ended June 30, 2000, the Company recorded a total of $1.7 million in additional purchase price resulting from OCP revenues. The additional purchase price has been recorded as goodwill. The total consideration for the acquisition is limited to $30.0 million.

    UNAUDITED PRO FORMA DISCLOSURES OF ACQUISITIONS

    The following unaudited pro forma information presents the results of operations of the Company as if the acquisitions described above had occurred as of the beginning of 1999, after giving effect to adjustments of amortization of patents and goodwill, estimated reduction of interest income and the estimated impact on the income tax provision. The unaudited pro forma information is not necessarily indicative of what actual results would have been had the ARTIC and OCP acquisitions occurred at the beginning of the respective period. The unaudited pro forma information should be read in conjunction with the Current Report of the Company on Form 8-K dated March 1, 1999 and December 28, 1999 for ARTIC and OCP, respectively, and the Current Reports of the Company on Form 8-K/A filed April 22, 1999 and March 10, 2000, respectively.

                                                      THREE MONTHS      SIX MONTHS
                                                         ENDED            ENDED
                                                     JUNE 30, 1999    JUNE 30, 1999
                                                     --------------   --------------
                                                      (UNAUDITED)      (UNAUDITED)
Revenues...........................................       $71,830        $147,237
Net Income.........................................        10,332          16,561
Net income per share (basic).......................           .64            1.03
Net income per share (diluted).....................           .61            0.99

11.  SUBSEQUENT EVENTS

    During August 2000, the Company issued $100 million aggregate principal amount of convertible subordinated notes at a stated interest rate of 5.5% per annum due August 2007. The notes are convertible into the Company's common stock at the option of the holders at a conversion rate of 67.8038 per share. The Company may use a portion of the net proceeds to acquire or invest in complementary businesses, products or technologies when the opportunity arises. The Company has no understandings, commitments or agreements with respect to any acquisition. The Company expects to use the net proceeds from this offering to fund expansion and repay debt and for general corporate purposes, including capital expenditures and working capital.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (IN THOUSANDS)

OVERVIEW

    Total revenue was $86.2 million for the three months ended June 30, 2000 compared to $61.4 million for the three months ended June 30, 1999 and $167.5 million for the six months ended June 30, 2000 compared to $114.0 million for the six months ended June 30, 1999. Net income was $6.8 million for the three months ended June 30, 2000 compared to $9.3 million for the three months ended June 30, 1999, and $13.5 million for the six months ended June 30, 2000 compared to $12.3 million for the six months ended June 30, 1999.

    During 1999, the Company merged with one company (Texas Micro in August
1999) and acquired assets in two other transactions (ARTIC in March 1999 and OCP in late December 1999) in order to expand the expertise the Company believes it needs to compete effectively in the communications market. These acquisitions have resulted in increased sales volume as well as increased operating and manufacturing capacity through both internal and external sources. Additionally, the merger with Texas Micro has resulted in certain operating efficiencies. Therefore, total operating expenses have increased in dollar volume but efficiencies combined with increased sales volume have resulted in a decrease of operating expenses as a percentage of revenue for the three months ended and six months ended June 30, 2000. The Company expects to continue to acquire companies and technologies that are complementary to the Company's business and product offerings.

REVENUES

                                         THREE MONTHS ENDED                     SIX MONTHS ENDED
                                  --------------------------------      --------------------------------
                                  JUNE 30,   PERCENTAGE   JUNE 30,      JUNE 30,   PERCENTAGE   JUNE 30,
                                    2000       CHANGE       1999          2000       CHANGE       1999
                                  --------   ----------   --------      --------   ----------   --------
Revenues........................  $86,170        40%      $ 61,351      $167,463       47%      $114,049

    Revenues increased by $24.8 million or 40% for the three months ended June 30, 2000 compared to the three months ended June 30, 1999 and $53.4 million or 47% for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. The increase in revenues is due to growth within existing product lines and movement into higher growth markets, primarily communications. In addition, revenue in the six months ended June 30, 2000 includes revenues from the Company's 1999 acquisitions (ARTIC in March 1999 and OCP in late December
1999) for the entire period. The Company's top five customers collectively represented approximately 43% and 40% of revenue for the three months and six months ended June 30, 2000, respectively.

COST OF GOODS SOLD

                                           THREE MONTHS ENDED                     SIX MONTHS ENDED
                                    --------------------------------      --------------------------------
                                    JUNE 30,   PERCENTAGE   JUNE 30,      JUNE 30,   PERCENTAGE   JUNE 30,
                                      2000       CHANGE       1999          2000       CHANGE       1999
                                    --------   ----------   --------      --------   ----------   --------
Cost of goods sold................  $55,635        45%      $38,440       $108,070       49%      $72,299
As a % of revenues................       65%                     63%            65%                    63%

    Cost of goods sold increased by $17.2 million or 45% for the three months ended June 30, 2000 compared to the three months ended June 30, 1999 and $35.8 million or 49% for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. This was primarily as a result of increased revenues. The slight increase in cost of goods sold as a percentage of revenues for the three months ended and the six months ended June 30, 2000 is due to the change in product mix in 2000 compared to 1999.

RESEARCH AND DEVELOPMENT

                                             THREE MONTHS ENDED                     SIX MONTHS ENDED
                                      --------------------------------      --------------------------------
                                      JUNE 30,   PERCENTAGE   JUNE 30,      JUNE 30,   PERCENTAGE   JUNE 30,
                                        2000       CHANGE       1999          2000       CHANGE       1999
                                      --------   ----------   --------      --------   ----------   --------
Research and development............   $9,306        18%       $7,873       $18,286        26%      $14,535
As a % of revenues..................       11%                     13%           11%                     13%

    Although overall research and development expenses have increased, they have declined by almost 2% as a percentage of revenue for the three months ended and six months ended June 30, 2000 compared to the three months ended and six months ended June 30, 1999. This percentage decline can is primarily attributable to increased efficiencies as a result of the integration of Texas Micro. In addition, the impact of the OCP acquisition resulted in lower research and development costs as a percentage of revenues, because OCP's business model incorporated lower R&D expenses as a percentage of revenues.

SELLING, GENERAL AND ADMINISTRATIVE

                                             THREE MONTHS ENDED                     SIX MONTHS ENDED
                                      --------------------------------      --------------------------------
                                      JUNE 30,   PERCENTAGE   JUNE 30,      JUNE 30,   PERCENTAGE   JUNE 30,
                                        2000       CHANGE       1999          2000       CHANGE       1999
                                      --------   ----------   --------      --------   ----------   --------
Selling, general & administrative...   $9,707         7%       $9,101       $19,249         9%      $17,606
As a % of revenues..................       11%                     15%           11%                     15%

    Selling, general and administrative (SG&A) expenses as a percentage of revenues have declined by 4% for the three months ended and six months ended June 30, 2000 compared to the three months ended and six months ended June 30, 1999. The decline is largely a result of the integration of Texas Micro into the Company. For example, the Company experienced significant savings by combining the sales organizations and eliminating manufacturing representatives in the Texas Micro model, as well as the impact of significantly greater revenue volumes. In addition, the OCP acquisition resulted in lower SG&A expenses, as OCP's business model incorporated lower SG&A expenses as a percentage of revenues.

GOODWILL AND INTANGIBLES AMORTIZATION

                                               THREE MONTHS ENDED                     SIX MONTHS ENDED
                                        --------------------------------      --------------------------------
                                        JUNE 30,   PERCENTAGE   JUNE 30,      JUNE 30,   PERCENTAGE   JUNE 30,
                                          2000       CHANGE       1999          2000       CHANGE       1999
                                        --------   ----------   --------      --------   ----------   --------
Goodwill & intangibles amortization...   $1,727        143%       $712         $3,451        241%      $1,011
As a % of revenues....................        2%                     1%             2%                      1%

    Goodwill amortization expense increased by $1.0 million for the three months ended June 30, 2000, compared to the three months ended June 30, 1999, and increased $2.4 million for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. This is a result of the ARTIC acquisition in March 1999 and the OCP acquisition in December 1999. Amortization of these amounts commenced in the three months ended March 31, 1999 and the three months ended March 31, 2000, respectively. Amortization periods for goodwill and intangibles range from five to fifteen years.

INTEREST INCOME, OTHER INCOME AND INCOME TAX PROVISION

                                               THREE MONTHS ENDED                     SIX MONTHS ENDED
                                       -----------------------------------   -----------------------------------
                                       JUNE 30,   PERCENTAGE      JUNE 30,   JUNE 30,   PERCENTAGE      JUNE 30,
                                         2000       CHANGE          1999       2000       CHANGE          1999
                                       --------   ----------      --------   --------   ----------      --------
Interest income, net.................   $  260         (3)%       $   269     $  203         (71)%      $   707
Other income (expense), net..........   $ (232)       511 %       $   (38)    $  606         N/A        $    --
Income tax provision (benefit).......   $2,977        177%        $(3,886)    $5,739         294%       $(2,954)

    Net interest income, decreased $504 for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. This decrease is primarily due to the lower cash and cash equivalents levels resulting from the funding of the ARTIC Business Unit acquisition on March 1, 1999 and increased interest expense as a result of the $13.9 million line of credit outstanding during the six months ended June 30, 2000 at an interest rate of 8.5%.

    Other income, net increased by $606 for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. This increase is primarily due to the sale of 367 shares of General Automation common stock, which resulted in a recorded gain of $856. This gain was offset by approximately $200 of foreign exchange currency expense.

    The increase in the income tax provision is attributable to increased net income before taxes of $9.9 million for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. Additionally, the effective income tax rate for the six months ended June 30, 2000 as 30% compared to (32)% for the six months ended June 30, 1999. The lower rate in 1999 is attributed to the a favorable impact from income tax law changes and a resulting net operating loss benefit.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 2000, the Company had $42.4 million in cash and cash equivalents and working capital of approximately $94.6 million. The Company has a $20.0 million line of credit with a bank which expires September, 2000. As of June 30, 2000, $13.9 million was outstanding under this arrangement at an interest rate of 8.5%. Amounts outstanding under the line of credit accrue interest at an annual rate equal to the lower of the LIBOR plus 1.25% to 2.0% or the lender's prime rate (9.5% at June 30, 2000).

    Cash and cash equivalents increased by $26.7 million in the six months ended June 30, 2000, and decreased by $21.4 in the six months ended June 30, 1999. Activities impacting cash and cash equivalents are as follows:

                                                              SIX MONTHS ENDED
                                                             -------------------
                                                             JUNE 30,   JUNE 30,
                                                               2000       1999
                                                             --------   --------
Cash provided by operating activities......................   $22.1     $   8.8
Cash used for investing activities.........................    (6.8)      (32.1)
Cash provided by financing activities......................    11.3         2.2
Effect of exchange rate changes on cash....................      .1         (.3)
                                                              -----     -------
Net increase (decrease)....................................   $26.7     $ (21.4)
                                                              =====     =======

    In addition to net income of $13.5 million plus depreciation and amortization of $8.5 million, significant changes in balance sheet accounts contributed to the increase in cash from operations for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The increase in cash included an increase in accounts payable of $13.1 million, partially offset by an increase in accounts receivable of $10.2 million. Significant investing and financing activities impacting cash included $5.4 million in capital expenditures and capital software additions, and $11.4 million in proceeds from common stock issuances. Capital expenditures were primarily for the purchase of furniture and office equipment, computer hardware, manufacturing and engineering equipment, and the implementation of SAP applications. Capital expenditures for 2000 are expected to range from $7.0 million to $9.0 million, resulting in part from the Company's plan to continue increasing its manufacturing capacities and investments in information systems.

    Investing activities for the quarter ending June 30, 1999, primarily consisted of the ARTIC acquisition of $27.5 million.

    During August 2000, the Company issued $100 million aggregated principal amount of convertible subordinated notes at a stated interest rate of 5.5% per annum due August 2007. The notes are convertible into the Company's common stock at the option of the holders at a conversion rate of $67.8038 per share. The Company may use a portion of the net proceeds to acquire or invest in complementary businesses, products or technologies when the opportunity arises. The Company has no understandings, commitments or agreements with respect to any acquisition. The Company expects to use the net proceeds from this offering to fund expansion and repay debt and for general corporate purposes, including capital expenditures and working capital.

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

    - technological difficulties and resource constraints encountered in developing new products; and

    - difficulty or inability to meet our obligations to repay indebtedness.

    The forward-looking statements should be considered in light of these factors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

    FOREIGN CURRENCY RISK. The Company pays the expenses of its international operations in local currencies. The Company's international operations are subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The Company is also exposed to foreign exchange rate fluctuations as they relate to operating expenses as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on the Company for the six months ended June 30, 2000 or the year ended
December 31, 1999 was not material.

                                    PART II
                               OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Company's Annual Meeting on May 16, 2000, the holders of the Company's outstanding Common Stock took the actions described below. As of the record date for the Annual Meeting, 16,853,421 shares of Common Stock were issued and outstanding and entitled to vote.

    1. The shareholders elected each of Dr. Glenford J. Myers, James F. Dalton, Richard J. Faubert, C. Scott Gibson, Jean-Pierre D. Patkay and Jean-Claude Peterschmitt to the Company's Board of Directors, by the votes indicated below, to serve for the ensuing year.

DR. GLENFORD J. MYERS

                     14,522,810      shares in favor
                        186,174      shares against or withheld
                              0      abstentions
                              0      broker nonvotes

JAMES F. DALTON

                     14,481,006      shares in favor
                        227,978      shares against or withheld
                              0      abstentions
                              0      broker nonvotes

RICHARD J. FAUBERT

                     14,479,873      shares in favor
                        229,111      shares against or withheld
                              0      abstentions
                              0      broker nonvotes

C. SCOTT GIBSON

                     14,481,016      shares in favor
                        227,968      shares against or withheld
                              0      abstentions
                              0      broker nonvotes

JEAN-PIERRE D. PATKAY

                     14,522,697      shares in favor
                        186,287      shares against or withheld
                              0      abstentions
                              0      broker nonvotes

JEAN-CLAUDE PETERSCHMITT

                     14,520,195      shares in favor
                        188,789      shares against or withheld
                              0      abstentions
                              0      broker nonvotes

    2. The shareholders adopted, by the vote indicated below, an amendment to the Company's Second Restated Articles of Incorporation to increase the number of authorized shares of Common Stock of the Company from 50,000,000 to 100,000,000.

                     13,452,482      shares in favor
                      1,100,138      shares against or withheld
                        156,364      abstentions
                              0      broker nonvotes

    3. The shareholders adopted, by the vote indicated below, amendments to the Company's 1995 Stock Incentive Plan to (a) increase the number of shares of Common Stock of the Company that may be issued pursuant to the plan from 4,125,000 to 5,425,000, (b) include in the plan a provision that shareholder approval is required before any option or stock appreciation right granted under the plan may be repriced, replaced and regranted through the cancellation and reissuance of the option or stock appreciation right at a lower exercise price, or by lowering the exercise price of a previously granted option or stock appreciation right, and
       (c) clarify that incentive stock options can be granted to both employees of the Company and employees of the Company's subsidiaries.

                      6,148,508      shares in favor
                      5,786,745      shares against or withheld
                        164,222      abstentions
                      2,609,509      broker nonvotes

    4. The shareholders adopted, by the vote indicated below, an amendment to the Company's 1996 Employee Stock Purchase Plan to increase the number of shares of Common Stock of the Company that may be issued pursuant to the Plan from 750,000 shares to 1,250,000.

                     11,716,437      shares in favor
                        218,498      shares against or withheld
                        164,540      abstentions
                      2,609,509      broker nonvotes

ITEM 6. EXHIBITS

    (a) Exhibits

                    3.1            Second Restated Articles of Incorporation and amendments
                                   thereto incorporated by reference to Exhibit 3.1 to the
                                   Company's registration Statement on Form S-1 (Registration
                                   Statement No. 33-95892).

                    3.2            Amendment to Second Restated Articles of Incorporation.

                   10.1            1995 Stock Incentive Plan, as amended.

                   10.2            1996 Employee Stock Purchase Plan, as amended.

                   27              Financial Date Schedule.

    (b) Reports on Form 8-K
       None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 11, 2000                      RADISYS CORPORATION

                                            By:  /s/ STEPHEN F. LOUGHLIN
                                                 -----------------------------------------
                                                 Stephen F. Loughlin
                                                 VICE PRESIDENT OF FINANCE AND
                                                 ADMINISTRATION AND CHIEF FINANCIAL OFFICER
                                                 (Authorized officer and Principal
                                                 Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.                          DESCRIPTION
-----------  ------------------------------------------------------------
    3.1      Second Restated Articles of Incorporation and amendments
             thereto incorporated by reference to Exhibit 3.1 to the
             Company's registration Statement on Form S-1 (Registration
             Statement No. 33-95892).

    3.2      Amendment to Second Restated Articles of Incorporation.

   10.1      1995 Stock Incentive Plan, as amended.

   10.2      1996 Employee Stock Purchase Plan, as amended.

   27        Financial Data Schedule.