Form 10-Q
period 2000-09-30
RADISYS CORP
filed 2000-11-14
CIK 873044

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000 or

(  )  Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from _________ to ________.

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

                              Yes __X___ No ______

 NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF NOVEMBER 9, 2000 WAS 17,307,775.

                               RADISYS CORPORATION

                          PART I. FINANCIAL INFORMATION



                                                                                                 Page No.
                                                                                                 --------


Item 1.           Consolidated Financial Statements

                  Consolidated Balance Sheet - September 30, 2000 and December 31, 1999              3

                  Consolidated Statement of Operations - Three months ended
                  September 30, 2000 and 1999, and nine months ended September
                  30, 2000 and 1999                                                                  4

                  Consolidated Statement of Changes In Shareholders' Equity - December 31,
                  1999 through September 30, 2000                                                    5

                  Consolidated Statement of Cash Flows - Nine months ended September 30,
                  2000 and 1999                                                                      6

                  Notes to Consolidated Financial Statements                                         7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results
                  of  Operations                                                                    13

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                        20



                           PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                                  21

Signatures                                                                                          22


                                           RADISYS CORPORATION
                                        CONSOLIDATED BALANCE SHEET
                                              (IN THOUSANDS)



                                                                   September 30,            December 31,
                                                                        2000                    1999
                                                                    (Unaudited)
                                                                   ---------------         ----------------


    ASSETS

      Current assets
         Cash and cash equivalents                                $        86,147         $         15,708
         Short term investments                                            66,481                       --
         Accounts receivable, net                                          67,711                   58,619
         Inventories, net                                                  50,730                   41,374
         Other current assets                                               2,678                    1,747
         Deferred income taxes                                              4,873                    4,723
                                                                  ---------------         ----------------

             Total current assets                                         278,620                  122,171

         Property and equipment, net                                       25,653                   21,211
         Goodwill and intangible assets, net                               31,525                   34,177
         Other assets                                                      14,144                   10,004
                                                                  ---------------         ----------------

             Total assets                                          $      349,942          $       187,563
                                                                  ===============         ================

     LIABILITIES AND SHAREHOLDERS' EQUITY

      Current liabilities
         Accounts payable                                        $         33,108        $          19,878
         Short term borrowings                                                 --                   13,931
         Income taxes payable                                               5,999                    3,527
         Accrued wages and bonuses                                          8,276                    6,706
         Other accrued liabilities                                          9,187                    9,266
                                                                  ---------------         ----------------
             Total current liabilities                                     56,570                   53,308
                                                                  ---------------         ----------------

        Convertible subordinated notes                                    116,475                      --
                                                                  ---------------         ----------------

             Total liabilities                                            173,045                   53,308
                                                                  ---------------         ----------------

      Shareholders' equity

         Common stock, 100,000 shares authorized,
             17,293 and 16,489 shares issued and
             outstanding                                                  160,510                  141,030
         Accumulated other comprehensive income (loss):
             Cumulative translation adjustment                             (1,558)                  (1,546)
             Unrealized gain (loss) on securities available for               161                     (349)
             sale
         Accumulated earnings (deficit)                                    17,784                   (4,880)
                                                                  ---------------         ----------------

             Total shareholders' equity                                   176,897                  134,255
                                                                  ---------------         ----------------

             Total liabilities and shareholders' equity          $        349,942        $         187,563
                                                                  ===============         ================

                       The accompanying notes are an integral part of this statement.


                                             RADISYS CORPORATION
                                    CONSOLIDATED STATEMENT OF OPERATIONS
                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                (UNAUDITED)



                                                         Three Months Ended                      Nine Months Ended
                                                   September 30,      September 30,         September 30,    September 30,
                                                        2000              1999                  2000              1999
                                                   ---------------   --------------       --------------  -----------------


Revenues                                         $         90,719 $         64,096      $       258,183 $          178,145
Cost of goods sold                                         59,338           40,724              167,409            113,023
                                                   ---------------   --------------       --------------  -----------------

Gross profit                                               31,381           23,372               90,774             65,122

Research and development                                    9,542            7,438               27,828             21,973
Selling, general and administrative                         9,716            9,385               28,965             26,991
Goodwill and intangibles amortization                       1,557              722                5,008              1,733
Combination costs                                              --            5,971                   --              5,971
                                                   ---------------   --------------       --------------  -----------------

Income (loss) from operations                              10,566             (144)              28,973              8,454

Interest income, net                                          403              229                  606                936
Other income, net                                             333            2,007                  939              2,007
                                                   ---------------   --------------       --------------  -----------------

Income before income tax provision                         11,302            2,092               30,518             11,397
Income tax provision (benefit)                              2,115            1,147                7,854             (1,807)
                                                   ---------------   --------------       --------------  -----------------

Net income                                       $          9,187  $           945      $        22,664 $           13,204
                                                   ===============   ==============       ==============  =================

Net income per share (basic)                     $           0.54  $          0.06      $          1.34 $             0.82
                                                   ===============   ==============       ==============  =================

Net income per share (diluted)                   $           0.50  $          0.06      $          1.24 $             0.79
                                                   ===============   ==============       ==============  =================



         The accompanying notes are an integral part of this statement.

                                         RADISYS CORPORATION
                       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                            (IN THOUSANDS)
                                              (UNAUDITED)


                                                        CUMULATIVE   UNREALIZED    ACCUMULATED                TOTAL OTHER
                                   COMMON STOCK        TRANSLATION   GAIN/(LOSS)    EARNINGS                  COMPREHENSIVE
                                SHARES       AMOUNT     ADJUSTMENT   ON SECURITIES  (DEFICIT)      TOTAL        INCOME
                             ------------ ----------- ------------- ------------  ------------ ------------  ------------


Balances, December 31, 1999      16,489     $141,030     $ (1,546)      $ (349)     $ (4,880)    $134,255

Shares issued pursuant to
  benefit plans                     804       12,889                                               12,889
Tax effect of options exercised                6,591                                                6,591
Translation adjustment                                        (12)                                    (12)     $    (12)
Unrealized gain on securities                                              510                        510           510
Net income for the period                                                             22,664       22,664        22,664
                             ------------ ----------- ------------ ------------  ------------ ------------  ------------
Balances, September 30, 2000     17,293     $160,510     $ (1,558)       $ 161      $ 17,784     $176,897
                             ============ =========== ============ ============  ============ ============

Total other comprehensive
  income, nine months ended
  September 30, 2000                                                                                           $ 23,162
                                                                                                            ============


          The accompanying notes are an integral part of this statement

                                              RADISYS CORPORATION
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                 (IN THOUSANDS)
                                                  (UNAUDITED)


                                                                                     NINE MONTHS ENDED
                                                                               --------------------------------
                                                                               SEPTEMBER 30,      SEPTEMBER 30,
                                                                                   2000               1999
                                                                               --------------   ---------------


Cash flows from operating activities:
    Net income                                                                      $ 22,664          $ 13,204
    Adjustments to reconcile net income to net
       cash provided by (used for) operating activities:
       Depreciation and amortization                                                  12,582             6,889
       Non-cash interest expense                                                          75                --
       Gain on sale of marketable securities                                            (856)           (2,157)
       Deferred income taxes                                                          (2,392)           (6,845)
       Tax effect of options exercised                                                 6,591             2,067
       Net changes in current assets and current liabilities:
              Decrease (increase) in accounts receivable                              (9,092)          (16,742)
              Decrease (increase) in inventories                                      (9,356)          (10,919)
              Decrease (increase) in other current assets                               (931)              183
              Increase (decrease) in accounts payable                                 13,230            21,847
              Increase (decrease) in income taxes payable                              2,472             2,655
              Increase (decrease) in accrued wages and bonuses                         1,570               253
              Increase (decrease) in other accrued liabilities                            (6)            2,691
                                                                               --------------   ---------------
       Net cash provided by operating activities                                      36,551            13,126
                                                                               --------------   ---------------

Cash flows from investing activities:
       Purchase of short-term investments                                            (66,481)               --
       Business acquisitions                                                          (2,366)          (27,376)
       Capital expenditures                                                           (9,737)           (5,137)
       Sale of marketable securities                                                     350                --
       Proceeds from divestitures                                                         --             1,500
       Capitalized software production costs and other assets                         (2,841)           (2,728)
                                                                               --------------   ---------------
              Net cash used for investing activities                                 (81,075)          (33,741)
                                                                               --------------   ---------------

Cash flows from financing activities:
       Issuance of common stock, net                                                  12,889             1,664
       Issuance of convertible subordinated notes, net                               116,090                 -
       Payments on short-term borrowings                                             (13,931)                -
       Payments on capital lease obligation                                              (73)             (221)
                                                                               --------------   ---------------
              Net cash provided by financing activities                              114,975             1,443
                                                                               --------------   ---------------

Effect of exchange rate changes on cash                                                  (12)             (378)
                                                                               --------------   ---------------
Net increase (decrease) in cash and cash equivalents                                  70,439           (19,550)
Cash and cash equivalents, beginning of period                                        15,708            43,792
                                                                               --------------   ---------------
Cash and cash equivalents, end of period                                     $        86,147  $         24,242
                                                                               ==============   ===============


        The accompanying notes are an integral part of this statement

                               RADISYS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)
                                   (unaudited)

                               SEPTEMBER 30, 2000

1.       BASIS OF PRESENTATION

         RadiSys Corporation (the Company) was incorporated in March 1987 under the laws of the State of Oregon. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, which are located in Western Europe, Israel, and Japan.

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

         NEW PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that SAB 101 will have no material effect on the financial position or results of operations of the Company.

         In April 2000, FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" - an interpretation of APB Opinion No. 25 - was issued. FIN No. 44 clarifies the definition of employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. Management believes that FIN 44 will not have a material effect on the Company's financial position and results of operations.

         RECLASSIFICATIONS

         Reclassifications have been made to certain amounts in prior years. These changes had no impact on previously reported results of operations or shareholders' equity.

         CASH FLOWS

         Non cash investing and financing activities include the effect of the change in market value of the Company's available for sale investment in General Automation common stock. The impact was a decrease of $.2 million, net of tax, to unrealized gain on securities available for sale and long-term assets for the three month period ended September 30, 2000 and an increase of $.5 million, net of tax, for the nine month period ended September 30, 2000.

2.       ACCOUNTS RECEIVABLE

         Trade accounts receivable are net of an allowance for doubtful accounts of $928 and $933 at September 30, 2000 and December 31, 1999, respectively. The Company's customers are concentrated in the technology industry.

3.       INVENTORIES

         Net inventories consist of the following:


                                          SEPT 30,        DEC 31,
                                           2000            1999
                                        ---------        --------

         Raw materials                  $  44,152       $  30,986
         Work in process                    4,317           2,465
         Finished goods                     2,261           7,923
                                        ---------        --------
                                        $  50,730       $  41,374
                                        =========       =========



4.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:


                                                   SEPT 30,        DEC 31,
                                                     2000            1999
                                                     ----            ----


         Land and building                      $   3,919       $   1,391
         Manufacturing equipment                   19,671          17,950
         Office equipment                          24,701          19,746
         Leasehold improvements                     5,116           4,835
                                                ---------       ---------
                                                   53,407          43,922

         Less:  accumulated depreciation           27,754          22,711
                                                ---------       ---------
                                                $  25,653       $  21,211
                                                =========       =========


         On August 15, 2000, the Company purchased a building adjacent to its Hillsboro campus for a purchase price of $2,528. The acquisition included land valued at $772. The Company intends to use the new building as an additional manufacturing site in the near future.

5.       GOODWILL AND INTANGIBLE ASSETS

         Goodwill and intangible assets decreased by $2.7 million, net from $34.2 million at December 31, 1999 to $31.5 million at September 30, 2000. Goodwill and intangibles increased by $2.3 million resulting from increased purchase price recorded for the OCP acquisition based upon a formula tied to certain OCP revenues pursuant to the acquisition agreement. Amortization for the nine months ended September 30, 2000 was $5.0 million. Amortization periods range from five to fifteen years.

6.       OTHER ASSETS

         Other assets include capitalized software, deferred tax asset, investments in marketable securities, and unamortized note issuance costs. During the quarter ended September 30, 2000 the Company increased its investment in General Automation (GA) common stock by 786 shares, or $663, resulting from a conversion of a $500 note receivable plus associated accrued interest, per the terms of the original settlement agreement with GA. Previously, the note receivable had been fully reserved on the Company's books. As of September 30, 2000 the Company held 2,227 shares of GA with an associated market value of approximately $1.9 million.

         Additionally, during the third quarter the Company recorded unamortized note issuance costs of $304 as a result of the $120 million debt offering in the third quarter. The note issuance costs are being amortized over 7 years using the effective interest method.

         The Company's deferred tax asset increased by $2.2 million since December 31, 1999 as a result of the recognition of the 1999 research and experimentation tax credit carry-forward and the book/tax difference in goodwill amortization related to acquisitions.

7.       LONG-TERM DEBT

         During the quarter ended September 30, 2000, the Company received $116.1 million in net proceeds, after discount and note issuance costs, from a private placement of $120 million aggregate principal amount of 5.5% convertible subordinated notes due 2007. The notes are unsecured obligations, convertible into Company Common Stock at a conversion price of $67.80 per share and are subordinated to all present and future senior indebtedness of the Company. Interest on the subordinated notes accrues at 5.5% per year and is payable semi-annually on February 15 and August 15, beginning February 15, 2001. The Company used a portion of the proceeds to pay off the Company's existing line of credit of $13.9 million during the quarter ended September 30, 2000.

         On October 27, 2000 the Company repurchased $20 million principal amount of the 5.5% subordinated notes at a discount in a negotiated transaction with a third party. The repurchase of the notes resulted in an after-tax extraordinary gain of approximately $3.3 million.

8.       EARNINGS PER SHARE

         Net income per share is based on the weighted average number of shares of common stock and common stock equivalents (stock options) outstanding during the periods, computed using the treasury stock method. This calculation does not include the effects of the convertible debt, as it was anti-dilutive.

         Weighted average shares consist of the following:

                                                   THREE                NINE
                                               MONTHS ENDED         MONTHS ENDED
                                            ------------------   ------------------
                                             SEP 30,    SEP 30,   SEP 30,   SEP 30,
                                               2000      1999      2000      1999
                                               ----      ----      ----      ----
Weighted average shares (basic)                 17,144    16,212    16,907    16,082
Effect of dilutive stock options                 1,331       958     1,384       674
                                                ------    ------    ------    ------
Weighted average shares (diluted)               18,475    17,170    18,291    16,756
                                                ======    ======    ======    ======

9.       SEGMENT INFORMATION

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

         Information about the Company's geographic operations and sales is as follows:
                                                                 REVENUE
                                                                 -------

                                             FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                          --------------------------------    ---------------------------
                                              SEP 30,          SEP 30,            SEP 30,        SEP 30,
                                               2000             1999               2000           1999
                                          --------------- ---------------     -------------  -------------
                 COUNTRY
                 United States                  $54,010           $41,175        $149,770       $119,805
                 Europe                          28,305            21,551          95,306         55,327
                 Asia Pacific - Japan             5,730             1,188           9,960          1,955
                 Other foreign                    2,674               182           3,147          1,058
                                          --------------    --------------    ------------   ------------
                                                $90,719           $64,096        $258,183      $ 178,145
                                          ==============    ==============    ============   ============

                                           LONG LIVED ASSETS
                                           -----------------
                                              SEP 30,          DEC 31,
                                               2000             1999
                                               ----             ----
                 COUNTRY
                 United States                  $24,455           $20,724
                 Europe                           1,130               404
                 Asia Pacific - Japan                68                83
                                             -----------      -----------
                                                $25,653           $21,211
                                             ===========      ===========


         Two customers accounted for $11.0 million and $10.9 million, or 12.1% and 12.0% respectively, of total revenue for the three months ended September 30, 2000, and one customer accounted for $30.4 million, or 11.8%, of total revenue for the nine months ended September 30, 2000. No customers accounted for more than 10% of total revenue for the three months or the nine months ended September 30, 1999.

10.      MERGER WITH TEXAS MICRO AND RELATED CHARGES

         In connection with the merger of Texas Micro Inc., which was completed on August 13, 1999, the Company recorded a charge to operating expenses of approximately $6.0 million for merger-related costs during 1999. Merger and related costs consist of the following:


                                                                     COMBINATION COSTS          BALANCE
                                                                    RECORDED YEAR ENDED       ACCRUED AS OF
                                                                        DEC 31, 1999          SEP 30, 2000
                                                                        ------------          ------------


         Professional & filing fees                                           $3,251            $     18
         Severance, retention, relocation & benefits alignment                 1,538                  --
         Contract termination costs                                              799                  90
         Marketing, information systems conversion, and
           other miscellaneous costs                                             383                   8
                                                                            --------               -----
         Total                                                                $5,971               $ 116
                                                                            ========               =====


         Accrued combination costs totaling $116 at September 30, 2000 are included in Other accrued liabilities in the Consolidated Balance Sheet.

11.      GAIN ON SALE OF ASSETS

         During the first quarter of 2000 the Company sold a total of 367 shares of General Automation common stock resulting in a recorded net gain of $856. This gain is reflected in Other income in the Consolidated Statement of Operations. There were no sales of assets during the second and third quarters of 2000.

12.      ACQUISITIONS AND MERGERS

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

         OCP BUSINESS UNIT ACQUISITION

         On December 28, 1999, the Company purchased certain assets of IBM's Open Computing Platform (OCP) operation. OCP develops and sells integrated computer-based solutions based on Intel architecture, primarily to OEMs of telecommunications equipment. The purchase price consisted of an aggregate of $13.9 million in cash consideration. The acquisition of OCP was accounted for using the purchase method. The results of operations of OCP have been included in the financial statements since the date of acquisition. The aggregate purchase price recorded as of December 31, 1999 of $14.1 million included $.1 million direct costs of acquisition and $.1 million of contingent consideration and was allocated to fixed assets ($.2 million), inventories ($.9 million) and the remainder to goodwill. Pursuant to the terms of the acquisition agreement, the Company may be required to make additional future payments in March of 2001, 2002, and 2003 based upon a formula tied to future OCP revenues. Accordingly, during the three months ended September 30, 2000 the Company recorded an additional $.6 million in purchase price resulting from OCP revenues during the quarter. During the nine months ended September 30, 2000, the Company recorded a total of $2.3 million in additional purchase price resulting from OCP revenues. The additional purchase price has been recorded as goodwill. The total consideration for the acquisition is limited to $30.0 million.

         UNAUDITED PRO FORMA DISCLOSURES OF ACQUISITIONS

         The following unaudited pro forma information presents the results of operations of the Company as if the acquisitions described above had occurred as of the beginning of 1999, after giving effect to adjustments of amortization of patents and goodwill, estimated reduction of interest income and the estimated impact on the income tax provision. The unaudited pro forma information is not necessarily indicative of what actual results would have been had the ARTIC and OCP acquisitions occurred at the beginning of the respective periods. The unaudited pro forma information should be read in conjunction with the Current Reports of the Company on Form 8-K dated March 1, 1999 and December 28, 1999 for ARTIC and OCP, respectively, the Current
         Report of the Company on Form 8-K dated October 18, 2000, and the Current Reports of the Company on Form 8-K/A filed April 22, 1999, and March 13, 2000.


                                             THREE MONTHS ENDED       NINE MONTHS ENDED
                                                 SEP 30, 1999           SEP 30, 1999
                                                 ------------           ------------
                                                 (UNAUDITED)             (UNAUDITED)


        Revenues                                   $76,429                $223,666
        Net income                                   1,454                  18,015
        Net income per share (basic)                 .09                    1.12
        Net income per share (diluted)               .08                    1.08



13.      SUBSEQUENT EVENTS

         The Company announced in October 2000 that its board of directors authorized the repurchase of up to 850 of its outstanding shares. Shares of common stock will be purchased in the open market or through privately negotiated transactions over the next several months, subject to market conditions.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (in thousands)

OVERVIEW

         Total revenue was $90.7 million for the three months ended September 30, 2000 compared to $64.1 million for the three months ended September 30, 1999, and $258.2 million for the nine months ended September 30, 2000 compared to $178.1 million for the nine months ended September 30, 1999. Net income was $9.2 million for the three months ended September 30, 2000 compared to $.9 million for the three months ended September 30, 1999, and $22.7 million for the nine months ended September 30, 2000 compared to $13.2 million for the nine months ended September 30, 1999.

         During 1999, the Company merged with one company (Texas Micro in August
         1999) and acquired assets in two other transactions (ARTIC in March 1999 and OCP in late December 1999) in order to expand the expertise the Company believes it needs to compete effectively in the communications market. These acquisitions have resulted in increased sales volume as well as increased operating and manufacturing capacity through both internal and external sources. Additionally, the merger with Texas Micro has resulted in certain operating efficiencies. Therefore, total operating expenses have increased in dollar volume but efficiencies combined with increased sales volume have resulted in a decrease of operating expenses as a percentage of revenue for the three months ended and nine months ended September 30, 2000. The Company expects to continue to acquire companies and technologies that are complementary to the Company's business and product offerings.

REVENUES


                               Three Months Ended                           Nine Months Ended
                               ------------------                           -----------------
                          Sep 30,  Percentage   Sep 30,               Sep 30,  Percentage   Sep 30,
                           2000      Change      1999                  2000      Change      1999
                           ----      ------      ----                  ----      ------      ----


Revenues              $  90,719        42%   $ 64,096             $ 258,183        45%   $ 178,145



         Revenues increased by $26.6 million or 42% for the three months ended September 30, 2000 compared to the three months ended September 30, 1999 and $80.0 million or 45% for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. The increase in revenues in the three months and nine months ended September 30, 2000 was primarily due to growth within existing products and customers, movement into higher growth markets, primarily communications, and the inclusion of revenues from the Company's acquisition of OCP in December 1999. The Company's top five customers collectively represented approximately 44.7% and 41.4% of revenue for the three months and nine months ended September 30, 2000, respectively.

COST OF GOODS SOLD

                               Three Months Ended                           Nine Months Ended
                               ------------------                           -----------------
                          Sep 30,  Percentage   Sep 30,               Sep 30,  Percentage   Sep 30,
                           2000      Change      1999                  2000      Change      1999
                           ----      ------      ----                  ----      ------      ----
Cost of goods sold       $ 59,338      46%    $ 40,724              $ 167,409      48%     $113,023
As a % of revenues             65%                  64%                    65%                   63%

         Cost of goods sold increased by $18.6 million or 46% for the three months ended September 30, 2000 compared to the three months ended September 30, 1999 and $54.4 million or 48% for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. The cost of goods sold increase was primarily as a result of increased revenues. The slight increase in cost of goods sold as a percentage of revenues for the three months ended and the nine months ended September 30, 2000 was due to the change in product mix in 2000 compared to 1999.

RESEARCH AND DEVELOPMENT

                                    Three Months Ended                            Nine Months Ended
                               -----------------------------                -----------------------------
                               Sep 30,  Percentage    Sep 30,               Sep 30,  Percentage   Sep 30,
                                2000      Change       1999                  2000      Change      1999
                                ----      ------       ----                  ----      ------      ----
Research and development       $ 9,542       28%     $ 7,438              $ 27,828         27%   $21,973
As a % of revenues                  11%                   12%                   11%                   12%

         Although overall research and development expenses have increased, they have declined by 1% as a percentage of revenue for the three months and nine months ended September 30, 2000 compared to the three months ended and nine months ended September 30, 1999. This percentage decline is primarily attributable to increased efficiencies as a result of the integration of Texas Micro as well as the impact of greater revenue volume. In addition, the impact of the OCP acquisition resulted in lower research and development costs as a percentage of revenues, because OCP's business model incorporated lower R&D expenses as a percentage of revenues.

SELLING, GENERAL AND ADMINISTRATIVE

                                    Three Months Ended                          Nine Months Ended
                                    ------------------                          -----------------
                                Sep 30,  Percentage   Sep 30,              Sep 30,  Percentage   Sep 30,
                                 2000      Change      1999                 2000      Change      1999
                                 ----      ------      ----                 ----      ------      ----
Selling, general & admin.      $ 9,716          4%   $ 9,385             $  28,965        7%     $26,991
As a % of revenues                  11%                   15%                   11%                   15%

         Selling, general and administrative (SG&A) expenses as a percentage of revenues have declined by 4% for the three months ended and nine months ended September 30, 2000 compared to the three months ended and nine months ended September 30, 1999. The decline is largely a result of the integration of Texas Micro into the Company. For example, the Company experienced significant savings by combining the sales organizations and eliminating manufacturing representatives from the Texas Micro model. In addition, the OCP acquisition resulted in lower SG&A expenses, as OCP's business model incorporated lower SG&A expenses as a percentage of revenues.

  GOODWILL AND INTANGIBLES AMORTIZATION


                                    Three Months Ended                           Nine Months Ended
                                    ------------------                           -----------------
                               Sep 30,  Percentage    Sep 30,               Sep 30,  Percentage   Sep 30,
                                2000      Change       1999                  2000      Change      1999
                                ----      ------       ----                  ----      ------      ----
Goodwill and intangibles
      amortization             $1,557       116%      $ 722               $  5,008       189%    $ 1,733
      As a % of revenues            2%                    1%                     2%                    1%

         Goodwill amortization expense increased by $.8 million for the three months ended September 30, 2000 compared to the three months ended September 30, 1999, and increased $3.3 million for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. This is a result of the ARTIC acquisition in March 1999 and the OCP acquisition in December 1999. Amortization of these amounts commenced in the three months ended March 31, 1999 and the three months ended March 31, 2000, respectively. Amortization periods for goodwill and intangibles range from five to fifteen years.

COMBINATION COSTS

                                      Three Months Ended                              Nine Months Ended
                                -------------------------------               -----------------------------
                                Sep 30,    Percentage   Sep 30,               Sep 30,  Percentage   Sep 30,
                                 2000        Change      1999                  2000      Change      1999
                                 ----        ------      ----                  ----      ------      ----
Combination costs               $    0         100%    $ 5,971                 $  0        100%     $ 5,971
 As a % of revenues                  0%                      9%                   0%                      3%

         Combination costs for the three and nine months ended September 30, 1999 resulted from the Texas Micro merger on August 13, 1999. The Company recorded a charge to operating expenses of approximately $6.0 million for merger-related costs during the third quarter of 1999. Merger and related costs are comprised of the following:

                                                            Combination costs           Balance
                                                           recorded year ended       accrued as of
                                                               Dec 31,1999            Sep 30, 2000
                                                           ---------------------  ---------------------
Professional & filing fees                                        $ 3,251                 $ 18
Severance, retention, relocation & benefits alignment               1,538                   --
Contract termination costs                                            799                   90
Marketing, information systems conversion, and
    other miscellaneous costs                                         383                    8
                                                           ---------------------  ---------------------
Total                                                             $ 5,971                $ 116
                                                           =====================  =====================

INTEREST INCOME, OTHER INCOME AND INCOME TAX PROVISION

                                      Three Months Ended                    Nine Months Ended
                                      ------------------                    -----------------
                                Sep 30,  Percentage   Sep 30,       Sep 30,  Percentage   Sep 30,
                                 2000      Change      1999          2000      Change      1999
                                ------   ----------   -------       -------  ----------   -------
Interest income, net             $  403      76%     $     229     $     606     (35)%    $     936
Other income, net                $  333     (83)%    $   2,007     $     939     (53)%    $   2,007
Income tax provision (benefit)   $2,115      84%     $   1,147     $   7,854     535%     $  (1,807)

         Interest income, net decreased $330 for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. This decrease was due to the lower cash and cash equivalents levels resulting from the funding of the ARTIC Business Unit acquisition on March 1, 1999, non-recurring charges associated with the Texas Micro acquisition on August 13, 1999, and the funding of the OCP Business Unit acquisition on December 28, 1999. In addition, interest expense incurred from the convertible note issuance was offset by interest income earned on short-term investments during the three months ended September 30, 2000.

         Other income, net decreased by $1,068 for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. During the quarter ended September 30, 1999 the Company received the final consideration owed in connection with the 1996 sale of Texas Micro's Sequoia Enterprise Systems business unit to General Automation (GA). Final consideration consisted of $1.5 million in cash, $750 in notes, and 1,133 shares of GA common stock. The receipt of this consideration resulted in a gain to the Company of $2.2 million in the third quarter of 1999. During the first quarter of 2000, the Company sold 367 shares of GA common stock resulting in a gain of $856. In the third quarter of 2000, the Company exercised a warrant and converted $500 in notes receivable and associated accrued interest from GA which it had previously fully reserved, for 786 shares in GA common stock. The exchange resulted in a net gain of $605. Together these gains were offset by foreign exchange currency losses totaling approximately $500 for the nine months ended September 30, 2000.

         The increase in the income tax provision is attributable to increased net income before taxes of $19.1 million for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. Additionally, the effective income tax rate for the nine months ended September 30, 2000 was 26% compared to (16)% for the nine months ended September 30, 1999. The lower rate in 1999 was attributed to a favorable impact from an income tax law change that allowed the Company to utilize certain Texas Micro net operating loss carryforwards to offset the Company's taxable income which resulted in a tax benefit. During the quarter ended September 30, 2000, the Company realized additional research and experimentation tax credits for 1999, which lowered the Company's effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2000, the Company had $86.1 million in cash and cash equivalents, $66.5 million in short-term investments, and working capital of approximately $222.1 million. The significant increase in working capital from $68.9 million as of December 31, 1999 to $222.1 million as of September 30, 2000 was substantially due to the Company's issuance of $120 million principal amount of convertible subordinated notes. The Company used $13.9 million of the proceeds to pay off the outstanding line of credit and invested $66.5 million in short-term investments. The remaining proceeds are being held in commercial paper, which has a maturity of less than 90 days.

         Cash and cash equivalents increased by $70.4 million during the nine months ended September 30, 2000, and decreased by $19.6 million in the nine months ended September 30, 1999. Activities impacting cash and cash equivalents are as follows:

                                                                                 NINE MONTHS ENDED
                                                                                 -----------------
                                                                             SEP 30,             SEP 30,
                                                                              2000                 1999
                                                                              ----                 ----
                    Cash provided by operating activities                    $ 36.5              $ 13.1
                    Cash used for investing activities                        (81.1)              (33.7)
                    Cash provided by financing activities                     115.0                 1.4
                    Effect of exchange rate changes on cash                      --                 (.4)
                                                                             ------             --------
                    Net increase (decrease)                                  $ 70.4             $ (19.6)
                                                                             ======             ========

         In addition to net income of $22.7 million, depreciation and amortization of $12.6 million contributed to the increase in cash from operations for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The significant increase in accounts payable of $13.2 million was offset by an increase in accounts receivable of $9.1 million and increase in inventory of $9.4 million. These increases were a result of the overall volume increases in the Company's revenues and operations.

         Significant investing activities impacting cash for the nine months ended September 30, 2000 included $12.6 million in capital expenditures and capital software additions and $66.5 million in short-term investments. Capital expenditures primarily consisted of the purchase of the building and land adjacent to the Company's Hillsboro facility, SAP implementation and network upgrades. The Company's financing activities included $116.1 million in net proceeds from issuance of convertible subordinated notes and $19.5 million in proceeds from common stock issuance in connection with the exercise of options under the Stock Incentive Plan and the purchase of shares under the Employee Stock Puchase Plan. The Company paid off its line of credit of $13.9 million during the quarter ended September 30, 2000.

         SUBSEQUENT FINANCING ACTIVITY:

         In October, 2000 the Company repurchased $20 million principal amount of 5.5% convertible subordinated notes in a negotiated transaction with a third party. The repurchase of the notes resulted in an after-tax extraordinary gain of approximately $3.3 million. During October 2000, the Company also announced that its board of directors authorized the repurchase of up to 850 of its outstanding shares. These shares of common stock will be purchased in the open market or through privately negotiated transactions over the next several months, subject to market conditions.

         The Company believes its existing cash and cash equivalents, short-term investments, and cash from operations will be sufficient to fund its current operations for at least the next 12 months. Because the Company's capital requirements cannot be predicted with certainty, there is no assurance that the Company will not require additional financing before the expiration of 12 months.

OUTLOOK:

         This outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially.

         Recently, the Company has experienced increased volatility from certain of its customers, primarily in legacy products within the communications market, ranging from uncertainty relative to their forecasts to actual reductions in near-term forecasted orders. As a result, sequential improvements in both revenues and earnings is not considered likely for the quarters ending December 31, 2000 and March 31, 2001. Comparatively, both revenue and earnings results in line with the quarter ended September 30, 2000 are expected for the next three to six months.

         FORWARD-LOOKING STATEMENTS

         Statements and information in this Quarterly Report on Form 10-Q and the statements the Company's management may make from time to time concerning the Company's future liquidity, development, business activities, potential acquisitions, capital expenditures and trends in revenues and earnings constitute forward-looking statements that involve a number of risks and uncertainties. The following are among the factors that could cause actual results to differ materially:

         - dependence on the relationship with Intel Corporation and its products;

         - lower than expected delayed sales in the communications market;

         - lower than expected or delayed design wins with key OEMs;

         - failure of leading OEMs to incorporate the Company's solutions in successful products;

         - deliveries of products containing errors, defects and bugs;

         - dependence on a limited number of suppliers or, in some cases, one supplier for components and equipment used to manufacture products;

         - difficulties in integrating acquired businesses and assets;

         - competition in the embedded computer market, which may lead to lower than expected sales prices and volume;

         - political, economic and regulatory risks associated with international operations;

         - technological developments;

         - the inability to protect the Company's intellectual property or successfully to defend against infringement claims by others;

         - availability of qualified personnel;

         - business conditions in the general economy and in the markets the Company serves, particularly the communications market;

         - technological difficulties and resource constraints encountered in developing new products; and

         - difficulty or inability to meet our obligations to repay indebtedness.

         The forward-looking statements should be considered in light of these factors.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates, foreign currency exchange rates, and equity trading prices, which could impact its results of operations and financial condition.

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

FOREIGN CURRENCY RISK. The Company pays the expenses of its international operations in local currencies. The Company's international operations are subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The Company is also exposed to foreign exchange rate fluctuations as they relate to revenues and operating expenses as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Because exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The impact of foreign exchange rate fluctuations on the Company for the nine months ended September 30, 2000 was approximately $500. The effect of foreign exchange rate fluctuations on the Company in 1999 was not material.

EQUITY PRICE RISK. The Company is exposed to equity price risk due to the equity investments held by the Company. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. Neither a 10% increase nor a 10% decrease in equity prices would have a material effect on the Company's financial position, results of operations, or cash flow.

                               PART II
                          OTHER INFORMATION


Item 6.  Exhibits

         (a)      Exhibits



                   4.1                    Resale Registration Rights Agreement dated August 9, 2000
                                          among the Company and SG Cowen Securities Corporation,
                                          Banc of America Securities LLC, J.P. Morgan & Co. and First
                                          Security Van Kasper. Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 (No. 333-49092).

                   4.2                    Indenture dated August 9, 2000 between the Company and U.S. Trust Company,
                                          National Association. Incorporated by reference to Exhibit 4.4 to the
                                          Company's Registration Statement of Form S-3 (No. 333-49092).

                   4.3                    Form of Note. Incorporated by reference to Exhibit 4.5 to the Company's
                                          Registration Statement on Form S-3 (No. 333-49092).

                   27                     Financial Data Schedule.


         (b)      Reports on Form 8-K     The Company filed a Form 8-K dated August 4, 2000 reporting Item 5.
                                          The Company filed a Form 8-K dated September 7, 2000 reporting Item 5.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   November 13, 2000      RADISYS CORPORATION

                               By:  /s/ STEPHEN LOUGHLIN

                               Stephen F. Loughlin
                               Vice President of Finance and Administration and Chief Financial Officer
                               (Authorized officer and Principal Financial
                               Officer)

                                  EXHIBIT INDEX



         Exhibit No.                            Description
         ----------                             -----------


                   4.1                    Resale Registration Rights Agreement dated August 9, 2000
                                          among the Company and SG Cowen Securities Corporation,
                                          Banc of America Securities LLC, J.P. Morgan & Co. and First
                                          Security Van Kasper. Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 (No. 333-49092).

                   4.2                    Indenture dated August 9, 2000 between the Company and U.S. Trust Company,
                                          National Association. Incorporated by reference to Exhibit 4.4 to the
                                          Company's Registration Statement of Form S-3 (No. 333-49092).

                   4.3                    Form of Note. Incorporated by reference to Exhibit 4.5 to the Company's
                                          Registration Statement on Form S-3 (No. 333-49092).

                   27                     Financial Data Schedule.
