Form 10-K
period 2000-12-31
RADISYS CORP
filed 2001-03-28
CIK 873044

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes |X| No |_|.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. |_|

Aggregate market value of the voting stock held by non-affiliates of the Registrant at March 22, 2001: $285,777,400. For purposes of the calculation executive officers, directors and holders of 10% or more of the outstanding Common Stock are considered affiliates.

Number of shares of Common Stock outstanding as of March 22, 2001: 17,162,880


                       DOCUMENTS INCORPORATED BY REFERENCE

               Document                Part of Form 10-K into which Incorporated
------------------------------------   -----------------------------------------
Proxy Statement for 2001 Annual                      Part III
Meeting of Shareholders
================================================================================

                               RADISYS CORPORATION

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
         Item 1     Business ...............................................   2
         Item 2     Properties .............................................  12
         Item 3     Legal Proceedings ......................................  12
         Item 4     Submission of Matters to a Vote of Security Holders ....  12
         Item 4(a) Executive Officers of the Registrant ....................  12
Part II
         Item 5     Market for the Registrant's Common Equity
                    and Related Shareholder Matters ........................  14
         Item 6     Selected Financial Data ................................  15
         Item 7     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ....................  15
         Item 8     Financial Statements and Supplementary Data ............  20
         Item 9     Changes In and Disagreements With Accountants
                    on Accounting and Financial Disclosure .................  38
Part III
         Item 10    Directors and Executive Officers of the Registrant .....  38
         Item 11    Executive Compensation .................................  38
         Item 12    Security Ownership of Certain Beneficial Owners
                    and Management .........................................  38
         Item 13    Certain Relationships and Related Transactions .........  38
Part IV
         Item 14    Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K ....................................  38
Signatures .................................................................  42

                                PART I

ITEM 1. Business

      RadiSys Corporation is the leading independent provider of building blocks enabling next-generation Internet and Communications systems. The Company's building blocks are design-intensive and require substantial engineering knowledge and a comprehensive understanding of the end product into which the building blocks are incorporated. All references to "we," "us," "our," "RadiSys," or "the Company" in this Annual Report on Form 10-K mean RadiSys Corporation.

      RadiSys primarily sells building blocks to original equipment manufacturers, or OEMs. The Company's customers include many leading OEMs, such as AG Communication Systems, Agilent Technologies, Alcatel, Applied Materials, Inc., Avaya, Inc., Cisco Systems, Inc., Comverse Network Systems, LTD., Fuji Machine Manufacturing Company, Ltd., International Business Machines Corporation, Lucent Technologies, Inc., Nokia Corporation, Nortel Networks Limited, and Philips Medical Systems N.E.D. B.V. RadiSys' customers use the Company's building blocks in a broad range of applications such as:


  Communications Equipment                            Applications Equipment
  ------------------------                            ----------------------
  o Switch (circuit,  packet,  optical,  cellular)    o Electronics assembly
                                                        equipment
  o Gateways (media,  trunking,  access,  signaling)  o Test and measurement equipment
  o Wireless  base  station  controller               o Medical equipment
  o Softswitch                                        o Ticket terminal
  o Servers (home location, register, SCP)
  o Voice mail platforms
  o PBX
  o Voice recorder

      In recent years, faster time-to-market requirements, the increasing complexity of electronic systems and components and a growing trend to rationalize internal manufacturing resources have led to significant growth in the outsourcing of design and manufacture of components, electronics subsystems and complete systems by OEMs. RadiSys has responded to this opportunity by offering a broad set of building blocks. RadiSys believes these building blocks allow the Company to meet the diverse needs of its customers and enable the Company to achieve a faster time-to-market. The Company's building blocks incorporate hardware and software and range in terms of the level of integration from custom-designed chips to single-board computers to subsystems to complete systems. RadiSys' building blocks support both peripheral component interconnect, or PCI, and CompactPCI, the two dominant bus architectures of systems within the communications and the Company's other target markets. The Company has four categories of building blocks that are required to build complete systems in each of the target markets.

      o Central Processing Unit. Central processing units, or CPUs, provide the primary logic processing and system control functions in a system. RadiSys has significant expertise in developing CPU building blocks based on Intel architectures, including the Celeron, Pentium, Pentium II, Pentium III, and StrongArm processors, which run industry standard operating systems and applications. Embedded CPUs have been the Company's heritage since incorporation in 1987.

      o Digital Signal Processing. Digital signal processing, or DSP, converts analog signals, like voice, video, music and graphics, to and from digital signals. Utilizing the high performance DSP architecture from Texas Instruments, RadiSys provides comprehensive voice processing solutions that include PCI and CompactPCI hardware modules, Telephony, Fax and Voice Coder algorithms along with other higher layer software frameworks and Application Platform Interfaces
            (APIs). Such solutions are intended to accelerate customer product development for Voice over IP, Softswitch and Media processing applications.

      o Network Interface Modules. Network interface modules enable the exchange of information across long distances using various voice and data communications technologies. For example, the Company's network interface building blocks enable OEMs to build SS7 infrastructure products for the Advanced Intelligent Networks (AIN). These solutions enable customers to build their next generation systems with much higher density and reduce their floor space significantly. In addition, RadiSys has utilized Intel's Network Processor, IXP 1200, to build the industry's first CompactPCI solutions to cater to the packet processing needs of OEM customers' next generation equipment. Packet processing needs may originate from both Voice-over-Packet and Security/Firewalls applications.

      o Platforms. RadiSys can design, configure, manufacture, package and test a wide range of components, single-board computers, subsystems and complete systems to provide products that meet the requirements of the Company's OEM customers.

      The Company believes an increasing portion of building blocks is and will continue to be based on Intel processor architecture. RadiSys has approximately 268 engineers and technicians with extensive expertise in Intel architecture, and the Company is one of only ten applied computer platform providers for Intel Corporation. RadiSys works closely with Intel's Network Communications Group to develop and market chip-level, board-level, subsystem-level and system-level products for the embedded computer market to facilitate the implementation of Intel architecture and Internet eXchange Architecture designs into a broadening array of new OEM products.

RadiSys Strategy

      The Company intends to capitalize on its position as the leading provider of building blocks enabling next-generation Internet and communications systems. The key elements of the Company's strategy are as follows:

      Leverage the Company's broad set of layered, building blocks to become a complete system provider to a larger number of OEMs. RadiSys intends to actively market its current portfolio of building blocks to existing and new customers. The Company also intends to expand its capabilities within each of the four key categories of building blocks by continually adding new building blocks and by addressing new applications as they emerge. The Company plans to expand its product portfolio through either internal development or strategic acquisitions. The goal is to become a complete system provider to the Company's customers. As OEMs increasingly seek to reduce their number of suppliers, RadiSys believes that this strategy will strengthen its position as a preferred supplier and increase revenue opportunities with each customer.

      Capitalize on Intel architecture expertise to expand market share. The Company believes that an increasing portion of building blocks will be based on the Intel X86 and Internet eXchange Architectures. Radisys intends to capitalize on its Intel architecture expertise and the Company's close working relationship with Intel to continue to design and manufacture innovative Intel-based building blocks. The Company is working together with Intel's Network Communications Group to develop and market chip-level, board-level, subsystem-level and system-level products for the communications market to facilitate the implementation of Intel architecture and Internet eXchange Architecture designs into a broadening array of new OEM products.

      Expand and leverage the Company's "virtual division" presence. RadiSys strives to use its broad product offerings and substantial design expertise to become a seamless, or "virtual" division of its OEM customers. The Company believes close customer relationships often lead to additional design wins. A design win is defined as a project estimated to produce revenue in excess of $500,000 a year when in production. For example, in 2000, 46 out of 76 new design wins reported were with existing customers. In the initial phases of a relationship, the Company establishes close communication links with its customers to enable development personnel and RadiSys engineering personnel to interact on a real-time basis. The Company's comprehensive understanding of embedded computer technology and applications assists the customer in resolving its overall product design issues while regular customer feedback enables RadiSys to increase and continually refresh its understanding of customers' specific design requirements. By working closely with its customers during the design process, RadiSys is able to deliver "perfect fit" custom integrated solutions that meet its customers' performance, cost, functionality and time-to-market needs, and gain valuable insight into their requirements for next generation products.

Products

      RadiSys designs and manufactures a broad array of building blocks based on Intel architecture that range from standard to custom products. The Company's primary focus is on the sale of custom, or "perfect fit" products that are designed to address the specific requirements of the Company's OEM customers.

      RadiSys offers perfect fit and standard solutions at incremental levels of integration:

      o Chip-level: products used as components for higher levels of integration and for direct sale to customers who build their own board-level solutions;

      o Board-level: products integrated within subsystems or complete systems;

      o Subsystem-level: application-specific embedded subsystems designed for integration into complete systems by the OEM; and

      o Complete system-level: customer-ready systems designed to function without additional OEM integration.

      Perfect Fit Solutions. RadiSys' perfect fit solutions range from modifications of standard products to newly developed custom solutions. The Company draws on its extensive experience and large design library to create products with varying degrees of customization. The development of custom solutions requires close and frequent communication with its customers during the design process and a comprehensive understanding of technology in order to assist the customer in meeting its product design requirements. RadiSys believes the ability to use ready-made building blocks to design and manufacture custom solutions will lead to greater demand for perfect fit solutions, as the Company's customers require a faster time-to-market for their products.

      Standard Products. RadiSys provides a highly differentiated set of standard products. The Company can deliver Intel CPU platforms, system platforms, network interface modules, and digital signal processing (DSP) technologies on two key architectures, PCI and CompactPCI.

Customers

      RadiSys has a broad customer base of leading OEMs. The Company's six largest customers, which accounted for approximately 41% of revenues in 2000, are listed below in alphabetical order together with a representative example of the type of application into which the customers incorporate RadiSys' products.


     Customer                                  Application
     -------------                             ---------------
     Avaya .................................   PBX
     Comverse ..............................   Voice messaging system
     IBM ...................................   Server interface
     Lucent ................................   Intelligent servers
     Nokia .................................   Base station controller
     Nortel ................................   Base station controller/PBX

Manufacturing

      RadiSys manufactures the majority of the board-level through system-level products the Company sells. RadiSys builds products in highly automated ISO9001 certified manufacturing plants in Hillsboro, Oregon and Houston, Texas. These plants use surface-mount technology, or SMT, and provide board assembly, mechanical assembly and system assembly and testing capability.

      The Hillsboro, Oregon plant has four automated lines for SMT board assembly. The Houston, Texas plant focuses on systems integration activities. The Company estimates that, as now configured, the plants have sufficient capacity on multiple-shift operation to handle planned demand through 2001. Each line is modular and thus readily expandable by adding additional inline equipment. The Company plans to transfer products between the two facilities in 2001 to optimize build and configuration capability across its products. RadiSys also has relationships with outside subcontractors to provide additional production capacity.

      Because the products into which building blocks are integrated typically have long life cycles, dynamic stress testing of products must be particularly exact to ensure the reliability of these products. RadiSys believes testing processes represent a significant competitive advantage in this area. The Company uses a variety of commercial and proprietary test processes, including highly accelerated life testing, highly accelerated stress screening and bed-of-nails, and use in-circuit and functional test equipment. The highly accelerated stress screening process detects early lifetime failures by subjecting products to a series of cycles of rapid temperature change and random mechanical vibration while the products are running a self-test program and are being monitored. The Company has equipment to perform temperature, humidity and vibration analysis of products.

      RadiSys relies on contract manufacturers for bare printed-circuit board fabrication, machine-inserted through-hole circuit boards, semiconductor components, mechanical assemblies and semiconductor foundry services. Although many of the raw materials and much of the equipment used in the manufacturing operation are available from a number of alternative sources, some of these materials and some equipment are obtained from a single supplier or a limited number of suppliers.

      The Company is dependent on third parties for a continuing supply of the components used in the manufacture of its products. For example, the Company is dependent solely on Intel for the supply of microprocessors and other components, and the Company depends on Epson Electronic America, Lucent Technologies, Inc., Maxim Integrated Products, Inc., Texas Instruments, Inc., and Toshiba America Inc. as the sole source suppliers for other components. Alternative sources of supply for some of these components would be difficult to locate.

Sales and Marketing

      The Company views the design process as an opportunity to build long-term OEM customer relationships. RadiSys typically experiences long life cycles for products designed for its OEM customers. A typical sales team consists of an account manager along with supporting engineering personnel interacting with the OEM customer's technical staff to solve specific requirements of application; form, fit and function; environment and mechanics. The value proposition to the customer is a faster time-to-market.

      RadiSys markets its products primarily in North America, Western Europe, Israel and Japan. In 2000 the top 6 customers accounted for approximately 41% of 2000 sales, and only Nortel accounted for greater than 10% of total revenue (at 10.7% of total revenue). In North America, products are sold principally through a direct sales force. The Company has U.S. sales offices in Oregon, Texas, California, Florida, and Massachusetts. The direct sales force is supported by approximately 65 factory-based application engineers, product marketing personnel and sales support personnel. In addition, management plays a key role in marketing and selling efforts.

      RadiSys primarily sells directly to its customers and through distributors internationally. The Company has regional sales offices in The Netherlands, United Kingdom, Germany, Israel, France and Japan. In 2000, 1999, and 1998 international sales represented approximately 43%, 37%, and 29%, respectively, of revenues. Most of the international sales are denominated in U.S. dollars.

Research, Development and Engineering

      RadiSys believes the Company's research, development and engineering expertise represents an important competitive advantage. The Company's research, development and engineering staff consisted of 268 engineers and technicians at December 31, 2000.

      Most of the Company's research, development and engineering efforts are focused on projects with its OEM customers resulting in the development of custom board-level and system-level products. For these projects, the engineering staff works closely with the customer and the customer pays the Company non-recurring engineering fees as certain milestones are attained. From time to time, the engineering staff also engages in joint research and development of other products with some of the Company's customers and other parties. RadiSys' research and development staffs are located in Hillsboro, Oregon; Houston, Texas; Boca Raton, Florida; Newton, Massachusetts; and Birmingham, United Kingdom.

      In the initial phases of the relationship, considerable attention is given to the establishment of communications links, such as electronic mail, with RadiSys' customers to enable the customer's development personnel and their engineering personnel to interact on a real-time or rapid response basis. The Company believes close and frequent communication during the design process allows the Company to operate as a "virtual division" within the customer's internal organization. RadiSys' in-depth understanding of building blocks assists the customer in resolving its overall product design issues while regular customer feedback enables RadiSys to increase and continually refresh its understanding of the customer's specific design requirements.

RadiSys typically retains the rights to any technology developed as a part of the design process. In some cases, the Company agrees to share technology rights, including manufacturing rights, with the customer, but generally retains nonexclusive rights to use this shared technology.

      The addressable market is subject to rapid technological development, product innovation and competitive pressures. Consequently, the Company has invested and will continue to invest resources in the research and development of

      o technology building blocks such as embedded modules, platforms, chips and low-level firmware,

      o     application-specific embedded computers for specific customers, and

      o     design processes and tools.

      In 2000, 1999, and 1998 the Company invested $37.3 million, $30.5 million, and $22.2 million, respectively, in research and development.

Competition

      The market for building blocks is intensely competitive, highly fragmented and rapidly changing. The Company expects competition to persist and intensify, which could result in price reductions, reduced gross margins and loss of market share for the Company's products.

      RadiSys competes with a number of companies providing building blocks, including AudioCodes Ltd., Brooktrout, Inc., Motorola, Inc., Natural Microsystems Corporation, and Performance Technologies, Inc. The competitors vary in size and in the scope and breadth of the products they offer. In addition, because many of the Company's OEM customers have historically designed and manufactured or contracted for the manufacture of systems in-house and therefore view their building block requirements from a make-versus-buy perspective, the Company often competes against the OEM customers' in-house capabilities. RadiSys also competes with off-the-shelf product manufacturers and electronics contract manufacturers such as Solectron Corporation. Finally, the Company competes against embedded computer systems that rely on architectures other than Intel architecture, including the PowerPC architecture manufactured by IBM and Motorola.

Backlog

      As of December 31, 2000, the Company's backlog was approximately $60.1 million, as compared to $59.7 million as of December 31, 1999. The Company includes in its backlog all purchase orders scheduled for delivery within twelve months.


Intellectual Property

      Twenty U.S. patents have been issued to the Company. The Company has pending one additional U.S. patent application and one foreign application covering technology incorporated into its products; however, the Company relies principally on trade secrets for protection of its intellectual property. The Company believes, however, that its financial performance will depend much more on the pace of its product development and its relationships with its customers than upon such protection. The Company has from time to time been made aware of others in the industry who assert exclusive rights to certain technologies, usually in the form of an offer to license certain rights for a fee or royalties. The Company's policy is to evaluate such claims on a case-by-case basis. The Company may seek to enter into licensing agreements with companies having or asserting rights to technologies if the Company concludes that such licensing arrangements are necessary or desirable.

Employees

      As of December 31, 2000, the Company had 1,153 employees, of which 966 were regular employees and 187 were agency temporary employees or contractors. The Company is not subject to any collective bargaining agreement, has never been subject to a work stoppage, and believes that its relations with employees are good.

FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K, including the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and statements the Company's management may make from time to time, contain forward-looking statements. All statements, other than statements of historical fact, that relate to future events or to the Company's future performance are forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among other things, dependence on the relationship with Intel Corporation and its products; lower than expected or delayed sales by the Company's customers; lower than expected or delayed or cancelled design wins with key OEMs; deliveries of products containing errors, defects or bugs; dependence on a limited number of suppliers or, in some cases, one supplier for components and equipment used to manufacture products; competition in the building block markets for internet and communications, electronics assembly and medical equipment, which may lead to lower than expected sales prices for the Company's products or reduced sales volume; availability of qualified personnel; business conditions in the general economy and in the markets the Company serves, particularly the communications markets; difficulty or inability to meet the Company's obligations to repay indebtedness; and those listed under the section entitled "Risk Factors" in this Annual Report on Form 10-K and subsequently filed reports. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue," "our future success depends," "seek to continue," "its intent," "intends," or the negative of these terms or other comparable terminology. In particular, these statements include, among other things, statements relating to our business strategy, including our acquisition strategy; the development of our products; our ability to identify new products and services; our ability to achieve market acceptance of our products; and our projected financial performance, including revenues, earnings, gross margins, capital expenditures and liquidity.

      These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider the risks outlined above and those listed under the section entitled "Risk Factors" in this Annual Report on Form 10-K and subsequently filed reports. These risk factors may cause our actual results to differ materially from any forward-looking statement.

      The Company does not guarantee future results, levels of activity, performance or achievements and does not assume responsibility for the accuracy and completeness of these statements. The Company is under no duty to update any of the forward-looking statements.

RISK FACTORS

Our period-to-period revenue and operating results fluctuate significantly, which may result in volatility in the price of our common stock.

      Our period-to-period revenue and operating results have varied in the past and we expect they will continue to vary in the future, and any such fluctuations may cause our stock price to fluctuate. Accordingly, you should not rely on the results of any past quarterly or annual periods as an indication of our future performance. In future periods, our operating results may be below the expectations of public market analysts and investors, which could cause the price of our common stock to decline, perhaps significantly.

      A number of factors may contribute to fluctuations in revenues and operating results. We may have difficulty predicting the volume and timing of orders for products, and delays in closing orders can cause our operating results to fall substantially short of anticipated levels for any period. Delays by our OEM customers in producing products that incorporate our products also could cause our operating results to fall short of anticipated levels. Other factors that may particularly contribute to fluctuations in our revenue and operating results include:

      o success in achieving design wins in which our products are designed into those of our customers,

      o the market acceptance of the OEM products that incorporate the Company's products,

      o     the rate of adoption of new products,

      o     competition from new technologies and other companies, and

      o     the variability of the life cycles of the our customers' products.


Because of our dependence on our relationship with Intel and its products, any disruption of our relationship with Intel, or any downturn in Intel's business, could have an adverse impact on business.

      Our success is significantly dependent on Intel's continued commitment to the embedded computer market. Most of our products are based on Intel's architecture. Intel's decision to de-emphasize or withdraw support of the embedded computer segment of the computer market would have a materially adverse effect on our business, financial condition and results of operations.

      In addition, we have designed and manufactured embedded computer solutions for Intel, received research and development funding from Intel for the development of various embedded computer systems, engaged in joint planning and marketing programs with Intel and relied in part on Intel's distributors to market our products. Any adverse development in our relationships with Intel could have a materially adverse effect on our business, financial condition and results of operations.

Finally, our reliance on Intel's architecture renders us vulnerable to changes in microprocessor technology. For example, if the architectures used in the microprocessors of Intel's competitors, such as Advanced Micro Devices and Motorola, Inc., become standard in the embedded computer industry, demand for our embedded computer solutions may decline. Any failure on our part to use the most current technology in our products could have a materially adverse effect on our business, results of operations and financial condition.

We depend on the communications market and any inability to sell our products to this market could have a substantially negative impact on our revenues.

      We derive a substantial portion of our product revenues from sales of products for communications applications. The communications market is characterized by intense competition and rapid technological change. In addition, although the communications market has grown rapidly in the last few years, this market may not continue to grow or a significant slowdown in this market may occur.

      Products for communications applications are often based on industry standards, which are continually evolving. Our future success will depend, in part, upon our ability to successfully develop and introduce new products based on emerging industry standards. Our failure to conform to these standards could render our existing products unmarketable or obsolete. If the communications market develops new standards, we may be unable to successfully design and manufacture new products that address the needs of our customers or achieve substantial market acceptance.

If we do not achieve design wins with key OEMs, we may be unable to secure future design wins from, and therefore make sales of our products to, these customers in the future.

      Once an OEM has designed building blocks into its products, the OEM may be reluctant to change its solution source due to the significant costs associated with qualifying a new supplier. Accordingly, the failure to achieve design wins with key OEMs who have chosen a competitor's solution could create barriers to future sales opportunities with such OEMs and could limit our growth.

If leading OEMs do not incorporate our building blocks in successful products, sales of our products will decline significantly.

      We rely on OEMs, such as Nokia and Nortel, to include our building blocks in their products. We further rely on the OEM's products to be successful. If these products are not successful, we will not sell our building blocks in large quantities to these OEMs. Accordingly, we must correctly anticipate the price, performance and functionality requirements of the OEMs. We also must successfully develop products that meet these requirements and make these products available on a timely basis and in sufficient quantities. Moreover, if there is consolidation in any of our target markets, especially communications, or if a small number of OEMs otherwise dominate any of these markets, then our success will depend on the our ability to establish and maintain relationships with these market leaders. If we do not anticipate trends in any of our markets or fail to meet the requirements of OEMs, or if we do not successfully establish and maintain relationships with leading OEMs, then our business, financial condition and results of operations could be seriously harmed.

If we deliver products with defects, our credibility could be harmed, and market acceptance and sales of our products could decrease.

      Our products are complex and have contained errors, defects and bugs when introduced. If we deliver products with errors, defects or bugs, our credibility and the market acceptance and sales of our products could be harmed. Further, if our products contain errors, defects and bugs, then we may be required to expend significant capital and resources to alleviate such problems. Defects could also lead to product liability as a result of product liability lawsuits against us or against our customers. We have agreed to indemnify our customers in some circumstances against liability from defects in its products. Product liability litigation arising from errors, defects or problems, even if it resulted in an outcome favorable to us, would be time consuming and costly to defend. Existing or future laws or unfavorable judicial decisions could negate any limitation of liability provisions that are included in our license agreements. A successful product liability claim could seriously harm our business, financial condition and results of operations.

      We maintain insurance coverage for product liability claims. Although we believe this coverage is adequate, we do not assure you that coverage under insurance policies will be adequate to cover product liability claims against us. In addition, product liability insurance could become more expensive and difficult to maintain and may not be available in the future on commercially reasonable terms or at all. The amount and scope of any insurance coverage may be inadequate if a product liability claim is successfully asserted us.

Because we depend on a few suppliers or, in some cases, one supplier for some of the components we use in the manufacture of our products, a loss of that supplier or a shortage of any of those components could have a materially adverse effect on our business.

      We depend on third parties for a continuous supply of the components the Company uses in the manufacture of our products as described above in Item 1 of this Annual Report on Form 10-K under the heading "Manufacturing," some of these components are obtained from a single supplier, or a limited number of suppliers. We would encounter difficulty in locating alternative sources of supply for some of these components. Moreover, suppliers may discontinue or upgrade products, some of which are incorporated into our products. Any limitation, discontinuance or upgrade could require us to redesign a product to incorporate newer or alternative technology. If we were to change any of our sole or limited source vendors, we would be required to requalify each new vendor. Requalification could prevent or delay product shipments that could negatively affect our results of operations. We have no long-term contracts with any suppliers of components. The electronics industry has experienced product shortages, some of which have been both prolonged and severe. Because of capacity constraints in the electronic component industry, we have at times experienced supply shortages of its components. These shortages have adversely affected component prices and have resulted in the delay of shipments of products incorporating these components. Failure to obtain adequate supplies of components or increases in the cost of components could have a materially adverse effect on our business, financial condition and results of operations.

Acquisitions may be costly and difficult to integrate, divert management resources or dilute shareholder value.

      We have considered and completed strategic acquisitions in the past, and in the future we may acquire or make investments in complementary companies, products or technologies. We may not be able to integrate any acquired companies, products or technologies successfully. In connection with any acquisitions or investments we could:

      o issue stock that would dilute our existing shareholders' percentage ownership,

      o     incur debt and assume liabilities, and

      o incur amortization expenses related to goodwill and other intangible assets or incur large and immediate write-offs.

      Our recent acquisitions and future potential acquisitions also may pose additional risks to our operations, including:

      o problems combining the purchased operations, technologies or products,

      o     unanticipated costs,

      o     diversion of management's attention from our core business,

      o adverse effects on business relationships with our suppliers and customers and those of the acquired company,

      o entering markets in which we have no, or limited, prior experience, and

      o potential loss of key employees, particularly those of the acquired organization.

      Failure to successfully integrate any future acquisition may harm our business.

Competition in the market for building blocks is intense, and could reduce our sales and prevent us from maintaining profitability.

      The market for building blocks is intensely competitive, highly fragmented and rapidly changing. We expect competition to persist and intensify, which competition could result in price reductions, reduced gross margins and loss of market share for our products.

      As described in Item 1 of this Annual Report on Form 10-K under the heading "Competition," we compete with a number of companies providing building blocks. Some of our competitors and potential competitors have a number of significant advantages over us, including:

      o     a longer operating history,

      o     more extensive name recognition and marketing power,

      o preferred vendor status with our existing and potential customers, and

      o significantly greater financial, technical, marketing and other resources, giving them the ability to respond more quickly to new or changing opportunities, technologies and customer requirements.

      In addition, existing or potential competitors may establish cooperative relationships with each other or with third parties, or adopt aggressive pricing policies to gain market share.

      As a result of increased competition, we could encounter significant pricing pressures. These pricing pressures could result in significantly lower average selling prices for our products. We may not be able to offset the effects of any price reductions with an increase in the number of our customers, cost reductions or otherwise. In addition, many of the industries we serve, such as the communications industry, are encountering consolidation, or are likely to encounter consolidation in the near future, which could result in increased price and other competition.

Our international operations expose us to additional political, economic and regulatory risks not faced by businesses that operate only in the United States.

      We conduct international operations in Europe and Asia. Our international operations are subject to risks similar to those affecting our U.S. operations, as well as a number of other risks, including:

      o     longer accounts receivable collection cycles,

      o     expenses associated with localizing products for foreign markets,

      o difficulties in managing operations across disparate geographic areas,

      o     difficulties in hiring qualified local personnel,

      o     foreign currency exchange rate fluctuations,

      o difficulties associated with enforcing agreements and collecting receivables through foreign legal systems, and

      o unexpected changes in regulatory requirements that impose multiple conflicting tax laws and regulations.

      In addition, various jurisdictions outside the United States have laws limiting the right and ability of non-United States subsidiaries and affiliates to pay dividends and remit earnings to affiliated companies unless specified conditions exist. Our ability to expand the sale of our products internationally is also limited by the necessity of obtaining regulatory approval in new countries.

      We sell products to customers in transactions denominated primarily in U.S. dollars. Some portion of our international sales, however, are denominated in currencies other than U.S. dollars, and thus we are exposed to risks associated with exchange rate fluctuations. An increase in the value of the U.S. dollar relative to foreign currencies could adversely affect our results.

New technologies could render our products obsolete.

      The market for building blocks is characterized by rapid technological change, evolving industry standards, changes in consumer demands and frequent new product introductions. If we are unable to adapt to our rapidly changing market on a cost-effective and timely basis, our business, financial condition and results of operations will be materially and adversely affected. Advances in embedded computer technology could lead to new competitive technologies and products that have better performance or lower prices than our products, and could render our products obsolete and unmarketable.


If we are unable to protect our intellectual property, we may lose a valuable competitive advantage or be forced to incur costly litigation to protect our rights.

      Our future success and ability to compete depends in part upon our proprietary technology, but our protective measures may prove inadequate to protect our proprietary rights. We rely principally on trade secrets for protection of our intellectual property. We also rely on a combination of copyright, trademark and trade secret laws and contractual provisions to establish and protect our proprietary rights. Despite our efforts to protect our intellectual property, a third party could copy or otherwise obtain our proprietary information without authorization, or could develop technology competitive to ours. Our competitors may independently develop similar technology, duplicate our products or design around our intellectual property rights. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. We expect that the use of our products will become more difficult to monitor if we increase its international presence. We may have to litigate to enforce our intellectual property rights, to protect our trade secrets or know-how or to determine their scope, validity or enforceability. Enforcing or defending our intellectual property rights is expensive, could cause the diversion of our resources and may not prove successful. If we are unable to protect our intellectual property, we may lose a valuable competitive advantage.

If we become subject to intellectual property infringement claims, these claims could be costly and time consuming to defend, divert management attention or cause product delays.

Any intellectual property infringement claims against us, with or without merit, could be costly and time consuming to defend, divert our management's attention or cause product delays. We expect that building block manufacturers will be increasingly subject to infringement claims as the number of products and competitors in our industry grows and the functionality of products overlaps. In addition, from time to time we have received correspondence claiming that some of our products may be infringing one or more patents. None of these allegations has resulted in litigation. We believe we have credible arguments that these patents are either invalid, not infringed or would not be enforced by a court. If, however, our products were found to infringe a third party's proprietary rights, we could be required to enter into royalty or licensing agreements to be able to sell our products and be subject to claims for damages. Royalty and licensing agreements, if required, may not be available on terms acceptable to us or at all. We cannot assure you that any of the foregoing actions, if successful, would not have a materially adverse effect on our financial condition and results of operation.

ITEM 2. Properties

      In the U.S., the Company leases the following facilities (all numbers approximate): 138,000 square feet of office and manufacturing space in three buildings in Hillsboro, Oregon; 19,000 square feet of office space in Beaverton, Oregon; 13,000 square feet of office space in Newton, Massachusetts; 144,000 square feet of office and manufacturing space in Houston, Texas; 24,000 square feet of office space in Delray Beach, Florida, and 36,000 square feet of office space in Boca Raton, Florida. The Company owns two parcels of land adjacent to its Hillsboro facility, which are being held for future expansion. The Company owns one 23,000 square foot building located on its main campus in Hillsboro, Oregon. The Company also leases eight small offices in the U.S. located in Dallas, Texas; Newark, San Diego, and La Mesa, California; Raleigh and Charlotte, North Carolina; Cheshire, Connecticut; and Alpharetta, Georgia. Internationally, the Company leases office space in the following cities:
Almere, The Netherlands; Birmingham and Swindon, United Kingdom; Cedex and Versailles, France; Neu-isenburg, Stemwede and Munich, Germany; Rehovot, Israel; and Tokyo, Japan. Total lease costs of all these facilities are approximately $4.4 million per year, plus certain building operating expenses.


ITEM 3. Legal Proceedings

      The Company has no material litigation currently pending.


ITEM 4. Submission of Matters to a Vote of Security Holders

      Not applicable.


ITEM 4(a). Executive Officers of the Registrant

      As of March 22, 2001, the names, ages and positions held by the executive officers of the Company were as follows:

   Name                     Age    Position with the Company
   --------                 -----  -----------------------------------
   Dr. Glenford J. Myers    54     Chairman of the Board,
                                   President and Chief Executive Officer

   Stuart F. Cohen          41     Vice President of Worldwide Sales and
                                   Marketing

   Ronald A. Dilbeck        47     Chief Operating Officer

   Arif Kareem              47     Sr. Vice President and General Manager,
                                   Telecommunications Division

   Stephen F. Loughlin      50     Vice President of Finance and Administration
                                   and Chief Financial Officer

   Annette M. Mulee         47     Vice President, General Counsel and Secretary

      Dr. Glenford J. Myers founded the Company in March 1987 and has served as the Company's Chairman of the Board, President and Chief Executive Officer since that time. From 1981 to 1987, he held various management positions with Intel Corporation in microprocessor development. From 1968 to 1981, Dr. Myers held various engineering and management positions with IBM. Dr. Myers holds a Ph.D. from the Polytechnic Institute of New York, an M.S. from Syracuse University and a B.S.E.E. from Clarkson College. He is the author of eight books on computer architecture, software design, and software testing.

      Stuart F. Cohen joined the Company in January 1999 as Vice President of Marketing and was appointed the Vice President of Worldwide Sales and Marketing in April 2000. From 1997 to 1998, Mr. Cohen was Vice President, Worldwide Marketing for InFocus Systems, a company that develops and manufactures data/video projectors. From 1981 to 1997, Mr. Cohen held various sales and marketing management positions for IBM, the most recent being Director of Worldwide Marketing, Networking Division. Mr. Cohen holds a B.S. in Business Administration from Arizona State University.

      Ronald A. Dilbeck joined the Company in May 1996 as Vice President and General Manager, Automation and Control Division and was appointed to the position of Chief Operating Officer of the Company in October 2000. From 1994 to 1996, Mr. Dilbeck was President and Chief Executive Officer of nCUBE, Inc, a company that builds interactive multimedia servers. From 1983 to 1994, he held various engineering management positions with Sequent Computer Systems, a manufacturer and provider of information technology solutions, the most recent being Director of Integration Services. Mr. Dilbeck holds an M.S.E.E. from Washington State University and a B.S.E.E. and a B.S. in Mathematics from Oregon State University.

      Arif Kareem joined the Company in July 1997 as Vice President, Telecom Business Unit, and was appointed Vice President and General Manager, Telecommunications Division in October 1997 and Senior Vice President in October, 2000. From 1980 to 1997 Mr. Kareem held various engineering and marketing management roles at Tektronix, Inc. before serving as General Manager of Tektronix's Telecom Product Line, and subsequently General Manager of the Communications Test Business Unit. His most recent role at Tektronix was as Director of Strategic Marketing for the Measurement Division. Mr. Kareem holds a B.S.E.E. and an M.S.E.E. from Lehigh University, and an M.B.A. from the University of Oregon.

      Stephen F. Loughlin joined the Company in April 1999 as Vice President of Finance and Administration and Chief Financial Officer. He spent the previous nine years at Sequent Computer Systems, a manufacturer and provider of information technology solutions, as Vice President and Controller. Prior to that, he was with Wang Laboratories, Inc. as Director of Finance for logistics/manufacturing and system manufacturing/distribution. Mr. Loughlin earned a B.S. in accounting from Boston College.

      Annette M. Mulee joined the Company in November 2000 as Vice President, General Counsel and Secretary. Prior to joining RadiSys, Ms. Mulee was a partner at the Portland-based law firm of Stoel Rives LLP. During her 16-year career at Stoel Rives, she specialized in mergers and acquisitions, technology protection and licensing, venture financing and general corporate work for the firm's high technology clients. She holds a JD from Northwestern School of Law at Lewis and Clark College, an MBA from Columbia University Graduate School of Business and a BA in economics from Cornell University.

                                    PART II

ITEM 5. Market for the Registrant's Common Equity and Related Shareholder
Matters

      The Company's Common Stock has been traded on the Nasdaq National Market since the Company's initial public offering in 1995 under the symbol "RSYS." The following table sets forth, for the periods indicated, the highest and lowest closing sale prices for the Common Stock, as reported by the Nasdaq National Market. The table gives effect to a three-for-two split of the shares of common stock of the Company effective November 29, 1999 to shareholders of record at the close of business on November 8, 1999.

                                                         High           Low
                                                        ------        ------
      2000
         First Quarter .............................   $63.38        $37.88
         Second Quarter ............................   $60.06        $29.50
         Third Quarter .............................   $64.06        $46.50
         Fourth Quarter ............................   $48.50        $20.69

      1999
         First Quarter .............................   $20.71        $14.89
         Second Quarter ............................   $25.92        $13.92
         Third Quarter .............................   $30.67        $24.42
         Fourth Quarter ............................   $54.13        $26.00

      On March 22, 2001, the last reported sale price of the Common Stock on the Nasdaq National Market was $17.06.

      The Company has never paid any cash dividends on its Common Stock and does not expect to declare cash dividends on the Common Stock in the foreseeable future. The Company's current policy is to retain all of its earnings to finance future growth.

      As of March 22, 2001, there were approximately 479 holders of record of the Company's Common Stock. The Company believes that the number of beneficial owners is substantially greater than the number of record holders because a large portion of the Company's outstanding Common Stock is held of record in broker "street names" for the benefit of individual investors.

ITEM 6. Selected Financial Data
      (In thousands, except per share data)


                                                 Year Ended December 31,
                                     ------------------------------------------------------
                                        2000        1999      1998       1997       1996
                                     ----------- --------  ---------   --------   ---------
Consolidated Statement
   of Operations Data:
   Revenues .......................   $340,676   $251,090   $186,548   $191,814   $ 161,431
   Gross profit ...................    116,897     92,297     62,684     70,549      58,105
   Income from operations .........     34,005     16,604      8,569     21,165       6,399
   Net income (loss) ..............     32,646     18,997      7,818     14,272        (141)
   Net income (loss) per share
      (diluted)* ..................       1.80       1.11       0.48       0.88       (0.01)
   Weighted average shares
      outstanding (diluted)* ......     18,161     17,110     16,129     16,212      15,712

Consolidated Balance Sheet Data:
   Working capital ................   $205,357   $ 68,863   $ 83,083   $ 78,744   $  69,524
   Total assets ...................    334,003    187,563    131,727    130,200     116,677
   Long term obligations, excluding
      current portion .............     97,191         --         88        399         648
   Total shareholders' equity .....    179,331    134,255    106,827     99,422      84,060

-----------------
Note: The selected financial data as of and for each of the three years in the period ended December 31, 1998 has been restated to reflect the merger with Texas Micro, which was accounted for as a pooling of interests.

     * Reflects the three-for-two stock split on November 29, 1999.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (in thousands)

OVERVIEW

      Total revenue was $340.7 million for 2000 compared to $251.1 million for 1999. Net income was $32.6 million for 2000, compared to $19.0 million for 1999.

      During 1999, the Company merged with one company (Texas Micro in August
1999) and acquired assets in two other transactions. The Company purchased certain assets of International Business Machines Corporation (IBM) dedicated to the design, manufacture and sale of IBM's ARTIC communications coprocessor adapter hardware and software for wide area network and other telephony applications (ARTIC) in March 1999. The Company also purchased certain assets of IBM's Open Computing Platform (OCP) operation in December 1999. OCP develops and sells integrated computer-based solutions based on Intel architecture, primarily to OEMs of telecommunications equipment. These transactions were completed in order to expand the expertise the Company believes it needs to compete effectively in the communications market. These acquisitions have resulted in increased sales volume as well as increased operating and manufacturing capacity through both internal and external sources. Additionally, the merger with Texas Micro has resulted in certain operating efficiencies. Therefore, total operating expenses have increased in dollar volume but efficiencies combined with increased sales volume have resulted in a decrease of operating expenses as a percentage of revenue for the year ended December 31, 2000 and the latter part of 1999. The Company expects to continue to acquire companies and technologies that are complementary to the Company's business and product offerings.

Results of Operations

      The following table sets forth certain operating data as a percentage of revenues for the years ended December 31, 2000, 1999 and 1998.


                                                       Year Ended December 31,
                                                     ---------------------------
                                                      2000      1999      1998
                                                     ------    ------    ------
Revenues .........................................    100.0%    100.0%    100.0%
Cost of sales ....................................     65.7      63.2      66.4
                                                     ------    ------    ------
Gross margin .....................................     34.3      36.8      33.6
Research and development .........................     10.9      12.1      11.9
Selling, general and administrative ..............     11.5      14.7      16.9
Goodwill and intangibles amortization ............      1.9       1.0        .2
Combination costs ................................       --       2.4        --
                                                     ------    ------    ------
Income from operations ...........................     10.0       6.6       4.6
Interest income, net .............................       .4        .5       1.0
Other income .....................................       --        .7        .3
                                                     ------    ------    ------
Income before income tax provision ...............     10.4       7.8       5.9
Income tax provision .............................      1.8        .3       1.7
                                                     ------    ------    ------
Net income before extraordinary gain .............      8.6       7.5       4.2
Extraordinary gain, net of tax ...................      1.0        --        --
                                                     ------    ------    ------
Net income .......................................      9.6%      7.5%      4.2%
                                                     ======    ======    ======

Years Ended December 31, 2000, 1999, and 1998

      Revenues. Revenues increased $89.6 million or 35.7% from $251.1 million for 1999 to $340.7 million in 2000. The increase in revenues was primarily attributable to continued growth within existing products and customers, movement into higher growth markets, primarily communications, and the inclusion of revenues for an entire year from the Company's acquisition of OCP in December 1999. Revenues steadily increased throughout the first three quarters of 2000, but fell from $90.7 million in the third quarter to $82.5 million for the fourth quarter. Despite the decrease from the prior quarter, fourth quarter revenue was up from the fourth quarter of 1999 by $9.5 million, or 13.1%. The decline in the fourth quarter revenue occurred when customers reduced their short-term forecasts and postponed shipment of orders previously placed as a result of widespread indecision over the short-term economic outlook. The Company expects revenue in the first half of 2001 to decline from fourth quarter levels.

      Revenues increased $64.5 million or 34.6% from $186.5 million in 1998 to $251.1 million in 1999. The increase in revenues in 1999 was due to growth within existing product lines and movement into higher growth markets. In addition, the acquisition of ARTIC in March of 1999 resulted in increased revenues and the merger with Texas Micro in August 1999 enhanced the Company's ability to grow.

      Gross Margin. Gross margin decreased to 34.3% of revenue for 2000 from 36.8% of revenue for 1999. The Company's general business intent is to price its products for new design wins to achieve an average gross margin of approximately 32-35% because the Company believes this gross margin range represents the best elasticity point to maximize design wins and long-term growth. The Company's gross margins for the first, second, and third quarters of 2000 were 35.5%, 35.4%, and 34.6% of revenue, respectively. The gradual decline was a result of product mix consisting of a larger portion of higher volume, lower margin product relative to higher margin product shipped throughout the year as new design wins ramped into production. However, the Company's gross margin fell to 31.7% for the quarter ended December 31, 2000. The fourth quarter 2000 margin was impacted by the reduced utilization of manufacturing capacity associated with the drop in revenue from $90.7 million in the third quarter to $82.5 million in the fourth quarter of 2000.

      Gross margin increased to 36.8% of revenue in 1999 from 33.6% of revenue in 1998 primarily as a result of product mix consisting of a larger portion of higher margin product relative to lower margin product shipped, which includes products added as a result of the ARTIC acquisition in March 1999. Additionally, fixed manufacturing costs were lower relative to revenue levels during 1998.

The Company's gross margins are heavily influenced by its OEM relationships. The Company establishes gross margin targets based on the nature of the sales it is pursuing and the desire to establish new OEM relationships by pricing aggressively to achieve key sales. However, many of the factors affecting gross margins, such as variances in unit volumes and timing of orders and component costs, are difficult or impossible to predict and can cause the Company to be subject to unplanned margin variances. Gross margins on OEM sales are also particularly sensitive to changes in customer mix because of margin variances among individual products and the relative importance of growth or decline of a single product or customer on overall operating results. To mitigate the effect of short-term margin variances, the Company may employ "step pricing" techniques in which unit prices decline over the life of the product to reflect anticipated production efficiencies and/or component cost reductions, or various "cost sharing" or "cost plus" pricing techniques that serve to reduce the margin risk to the Company.

      The Company expects to see continued decreases in gross margins throughout the first half of 2001 as a result of reduced utilization of manufacturing capacity.

      Research and Development. Research and development expenses increased by $6.8 million or 22.3% from $30.5 million in 1999 to $37.3 in 2000. The increase of $6.8 million in 2000 was a result of continued investment in new design wins and an increase of approximately 33 new employees devoted to research and development during the first three quarters of 2000. Total dollars spent remained relatively flat during the third and fourth quarters. Although overall research and development expenses have increased from the prior year, they have declined by 1.2% as a percentage of revenue compared to 1999 due to the increased efficiencies as a result of the integration of Texas Micro as well as the impact of greater annual revenue volume. In addition, the impact of the OCP acquisition resulted in lower research and development costs as a percentage of revenues because OCP's business model incorporated lower research and development expenses as a percentage of revenues. The Company's long-term intent is for research and development expenses to remain between 9-11% of revenue, but the Company expects research and development as a percentage of revenue to be higher during the first half of 2001 as revenue is expected to be lower than 2000.

      Research and Development increased 37.3% to $30.5 million in 1999 from $22.2 million in 1998, primarily as a result of increased investment in new product development, costs of enhancements to existing products, and increases in number of employees working in research and development, including additional employees resulting from acquisitions.

      Selling, General and Administrative. Selling, general and administrative expenses, exclusive of goodwill and intangibles amortization, increased $2.3 million or 6.1% from $36.8 million in 1999 to $39.1 million for 2000. The dollar increase of $2.3 million is due to the selling effort to maintain high design win activity and increased headcount over the prior year as the Company built infrastructure to support growth. Selling, general and administrative expenses decreased as a percentage of revenue from 14.7% in 1999 to 11.5% in 2000 as a result of increased operating efficiencies and revenue growth. The Company experienced increased efficiencies as a result of cost control measures, the integration of Texas Micro, as well as the impact of greater revenue volume. In addition, the impact of the OCP acquisition resulted in lower selling, general and administrative expenses because OCP's business model incorporated lower selling, general and administrative expenses as a percentage of revenues. The Company's long-term intent is for selling, general, and administrative expense, excluding goodwill and intangibles amortization, to remain between 9-11% of revenue, however, the Company expects selling, general and administrative expenses as a percentage of revenue to be higher during the first half of 2001 given that the Company expects quarterly revenue levels to be lower in the first half of 2001 compared to the fourth quarter of 2000.

      Selling, general and administrative expenses, exclusive of goodwill amortization, increased 16.7% from $31.5 million in 1998 to $36.8 million in 1999. Selling, general and administrative expenses decreased as a percentage of revenue from 16.9% in 1998 to 14.7% in 1999. The dollar increase of $5.3 million is due to the selling effort to maintain high design win activity. The 2.2% decrease as a percentage of revenue is due to increased efficiencies in managing expenses combined with higher revenue levels, compared to 1998.

      Goodwill and Intangibles Amortization. Goodwill and intangibles amortization increased by $4.1 million or 166.8% from $2.5 million in 1999 to $6.6 million in 2000. The increase was associated with the acquisition of OCP in late December of 1999, as amortization did not commence until January 2000.

      Goodwill and intangibles amortization increased by $2.1 million in 1999 over 1998 primarily as a result of the ARTIC acquisition.

      Combination Costs. Combination costs, which were recorded in the year ended December 31, 1999, resulted from the Texas Micro merger on August 13, 1999. The Company recorded a charge to operating expenses of approximately $6.0 million for merger-related costs during the third quarter of 1999. There were no combination costs recorded for the year ended December 31, 2000.

      Interest Income, Net. Net interest income remained relatively consistent between 2000 and 1999 at approximately $1.2 million each year. Interest expense incurred from the convertible note issuance was offset by interest income earned on a portion of the notes proceeds, invested in short-term investments.

      Net interest income decreased 37.8% to $1.2 million in 1999 from $1.9 million in 1998. This was a result of decreased investments as cash was used to fund the ARTIC acquisition during 1999.

      Other Income. Other income decreased by $1.7 million from $1.9 million in 1999 to $.1 million in 2000. This was largely a result of the $766 write-down of the Company's investment in GA eXpress stock (GA) in the fourth quarter of 2000 coupled with the fact that in 1999 the Company received final consideration owed in connection with the 1996 sale of Texas Micro's Sequoia Enterprise Systems business unit to GA, which resulted in a gain to the Company of $2.2 million.

      Other income increased by $1.4 million from 1998 to 1999 due to recovery of amounts previously owed from GA.

      Income Tax Provision. The income tax provisions for 2000, 1999 and 1998 reflect effective income tax rates of 16.9%, 3.5% and 28.6%, respectively. The increase in the effective rate for 2000 compared to 1999 is attributed to higher net income, partially offset by tax benefits realized from research and development tax credits and utilization of net operating loss carry-forwards from the 1999 Texas Micro merger. The decrease in the effective tax rate for 1999 compared to 1998 is primarily attributable to net operating loss carry-forwards recognized in 1999 as a result of certain changes in the federal income tax laws that were effective on June 25, 1999.

      Extraordinary Gain. During the fourth quarter the Company repurchased $20 million principal amount of the 5.5% long-term convertible subordinated notes for $14.3 million in a negotiated transaction with a third party. The repurchase of the notes resulted in an after-tax extraordinary gain of approximately $3.3 million.


Liquidity and Capital Resources

      As of December 31, 2000, the Company had $124.1 million in cash and equivalents, $9.8 million in short-term investments, and working capital of $205.4 million. The significant increase in working capital from $68.9 million as of December 31, 1999 to $205.4 million as of December 31, 2000 was substantially due to the Company's net issuance of $100 million principal amount of long-term convertible subordinated notes. In addition, during 2000 the Company paid off its outstanding balance of $13.9 million under its line of credit. Activities impacting cash and cash equivalents are as follows:

                                                     Year ended December 31,
                                                  -----------------------------
                                                    2000       1999       1998
                                                  -------    -------    -------
Cash provided by operating activities ..........  $  44.6    $   4.8    $  20.8
Cash used for investing activities .............    (29.3)     (52.0)      (7.6)
Cash provided by (used for) financing activities     93.5       19.5       (0.5)
Effect of exhange rate changes on cash .........     (0.4)      (0.4)       0.2
                                                  -------    -------    -------
Net increase (decrease) ........................  $ 108.4    $ (28.1)   $  12.9
                                                  =======    =======    =======

      Net cash provided by operating activities was $44.6 million, $4.8 million, and $20.8 million for 2000, 1999, and 1998, respectively. The increase in net cash provided by operating activities in 2000 was largely attributable to the increase in net income of $13.6 million, from $19.0 million in 1999 to $32.6 million in 2000. In addition to the increase in net income, increases in depreciation and amortization of $7.3 million from 1999 to 2000 also contributed to the increase in net cash provided by operating activities. Net cash provided by operating activities in 1999 was negatively impacted by an increase in accounts receivable of $25 million from 1998 to 1999.

      Significant investing activities impacting cash for the year ended December 31, 2000 included $14.1 million in capital expenditures, $3.8 million in capitalized software additions, and $9.8 million in purchases of short-term investments. Capital expenditures primarily consisted of purchases of building and land adjacent to the Company's Hillsboro facility, SAP implementations and network upgrades. Capital expenditures for 1999 and 1998 were $8.5 million and $4.7 million, respectively. These capital expenditures were primarily for the purchase of leasehold improvements, manufacturing equipment, plant modernization, and the purchase and implementation of SAP applications.

      The Company's financing activities for the year ended December 31, 2000 included $116.1 million in net proceeds from the original issuance of $120 million convertible subordinated notes, less the buyback of $20 million principal amount of convertible subordinated notes for $14.6 million, including $.3 million in accrued interest, and $14.1 million in proceeds from common stock issuances in connection with exercise of options under the Stock Incentive Plan and the purchase of shares under the Employee Stock Purchase Plan. These activities were offset by the repayment of the line of credit of $13.9 million and the repurchase of 297 shares of the Company's stock for $8.1 million.

      The Company believes its existing cash and cash equivalents and cash from operations will be sufficient to fund its operations for at least the next twelve months. Because the Company's capital requirements cannot be predicted with certainty, there is no assurance that the Company will not require additional financing prior to the expiration of twelve months and that this financing would be available.


Quantitative and Qualitative Disclosures about Market Risk

      The Company is exposed to market risk from changes in interest rates, foreign currency exchange rates, and equity trading prices, which could impact its results of operations and financial condition.

      Interest Rate Risk. The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers. The Company attempts to protect and preserve its invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due to the short duration of the Company's investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of the portfolio. Therefore, the Company would not expect the operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

      Foreign Currency Risk. The Company pays the expenses of its international operations in local currencies. The Company's international operations are subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The Company is also exposed to foreign exchange rate fluctuations as they relate to revenues and operating expenses as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Because exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The Company implemented a hedging policy in the fourth quarter of 2000 to mitigate exposures in all transactions and balances that are not denominated in U.S. dollars. The impact of foreign exchange rate fluctuations on the Company for the year ended December 31, 2000 was approximately $500. The effect of foreign exchange rate fluctuations on the Company's results of operations in 1999 was insignificant.

      Equity Price Risk. The Company is exposed to equity price risk due to equity investments held by the Company. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. Neither a 10% increase nor a 10% decrease in equity prices would have a material effect on the

Company's financial position, results of operations, or cash flow, as such investments are recorded on the Company's books at less than $1 million.

2001 Restructuring

      In January 2001, the Company announced its intent to consolidate all surface-mount board production (SMT) at its Houston manufacturing plant into its high-volume plant in Hillsboro, Oregon. This decision was made in order to leverage cost efficiencies, as costs are considerably lower in the higher-volume Oregon plant and is consistent with prior activities of transferring low-complexity product manufacturing from Houston to Hillsboro locations throughout 2000. System assembly will continue at the Houston location. This consolidation will result in excess capacity in Houston consisting of approximately sixty people along with some equipment and space. All affected employees will receive severance packages at termination during March and April 2001. By completing the consolidation, the Company expects to reduce its overall manufacturing costs. The Company will take a pretax charge in the first quarter, which is currently estimated to be $1 million to $2 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        Quarterly Financial Data (unaudited)
        (In thousands, except per share data)

                                       Year Ended December 31, 2000                   Year Ended December 31, 1999
                                  ---------------------------------------        -----------------------------------------
                                    First    Second     Third    Fourth            First    Second     Third     Fourth
                                   Quarter   Quarter   Quarter   Quarter          Quarter   Quarter    Quarter    Quarter
                                  --------- --------- --------- ---------        --------- ---------  ---------  ---------
Revenues ......................   $81,293   $86,170   $90,719   $82,493           $52,698   $61,351   $ 64,096    $72,945
Gross profit ..................    28,858    30,535    31,381    26,123            18,839    22,911     23,372     27,175
Income (loss) from operations .     8,611     9,795    10,566     5,032             3,373     5,225       (144)     8,150
Net income before
   extraordinary gain .........     6,631     6,846     9,187     6,681             2,917     9,342        945      5,793
Net income ....................     6,631     6,846     9,187     9,982             2,917     9,342        945      5,793
Net income per share before
   extraordinary gain (basic) .      0.40      0.40      0.54      0.39              0.18      0.58       0.06       0.35
Net income per share before
   extraordinary gain (diluted)      0.36      0.38      0.50      0.38              0.18      0.55       0.06       0.32
Net income per share (basic)* .      0.40      0.40      0.54      0.58              0.18      0.58       0.06       0.35
Net income per share (diluted)*      0.36      0.38      0.50      0.56              0.18      0.55       0.06       0.32

----------------
Note: The selected financial data for the first and second quarters ended June 30, 1999 has been restated to reflect the merger with Texas Micro, which was accounted for as a pooling of interests.

    *  Reflects the three-for-two stock split on November 29, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of RadiSys Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in shareholders' equity, and of cash flows present fairly, in all material respects, the financial position of RadiSys Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Portland, Oregon
January 23, 2001

                               RADISYS CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)


                                                              Year Ended December 31,
                                                           ------------------------------
                                                               2000       1999       1998
                                                           --------   --------   --------
Revenues ...............................................   $340,676   $251,090   $186,548
Cost of sales ..........................................    223,779    158,793    123,864
                                                           --------   --------   --------
      Gross profit .....................................    116,897     92,297     62,684
Research and development ...............................     37,269     30,464     22,190
Selling, general and administrative ....................     39,059     36,798     31,526
Goodwill and intangibles amortization ..................      6,564      2,460        399
Combination costs ......................................         --      5,971         --
                                                           --------   --------   --------
      Income from operations ...........................     34,005     16,604      8,569
Interest income, net ...................................      1,179      1,200      1,930
Other income ...........................................        147      1,873        458
                                                           --------   --------   --------
      Income before income tax provision ...............     35,331     19,677     10,957
Income tax provision ...................................      5,986        680      3,139
                                                           --------   --------   --------
      Net income before extraordinary gain .............     29,345     18,997      7,818
Extraordinary gain, net of tax .........................      3,301         --         --
                                                           --------   --------   --------
      Net income .......................................   $ 32,646   $ 18,997   $  7,818
                                                           ========   ========   ========
Net income per share before extraordinary gain (basic) .   $   1.73   $   1.18   $   0.49
                                                           ========   ========   ========
Net income per share before extraordinary gain (diluted)   $   1.62   $   1.11   $   0.48
                                                           ========   ========   ========
Net income per share (basic) ...........................   $   1.92   $   1.18   $   0.49
                                                           ========   ========   ========
Net income per share (diluted) .........................   $   1.80   $   1.11   $   0.48
                                                           ========   ========   ========

         The accompanying notes are an integral part of this statement.

                              RADISYS CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                                  December 31,
                                                            ----------------------
                                                                 2000         1999
                                                            ---------    ---------
ASSETS
Current assets:
   Cash and cash equivalents ............................   $ 124,086    $  15,708
   Short term investments ...............................       9,799           --
   Accounts receivable, net .............................      68,241       58,619
   Inventories, net .....................................      53,247       41,374
   Other current assets .................................       2,783        1,747
   Deferred income taxes ................................       4,682        4,723
                                                            ---------    ---------
         Total current assets ...........................     262,838      122,171
Property and equipment, net .............................      28,128       21,211
Goodwill and intangible assets, net .....................      30,444       34,177
Other assets ............................................      12,593       10,004
                                                            ---------    ---------
         Total assets ...................................   $ 334,003    $ 187,563
                                                            =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable .....................................   $  32,602    $  19,878
   Short term borrowings ................................          --       13,931
   Accrued interest payable .............................       2,185           --
   Income taxes payable .................................       5,642        3,527
   Accrued wages and bonuses ............................       7,876        6,706
   Other accrued liabilities ............................       9,176        9,266
                                                            ---------    ---------
         Total current liabilities ......................      57,481       53,308
Convertible subordinated notes ..........................      97,191           --
                                                            ---------    ---------
         Total liabilities ..............................     154,672       53,308
                                                            ---------    ---------
Commitments and contingencies (Notes 8 and 14):
Shareholders' equity:
   Common stock, no par value, 100,000 shares authorized,
      17,070 and 16,489 shares issued and outstanding ...     153,482      141,030
   Accumulated earnings (deficit) .......................      27,766       (4,880)
   Accumulated other comprehensive loss:
      Unrealized loss on securities available for sale ..          --         (349)
      Cumulative translation adjustment .................      (1,917)      (1,546)
                                                            ---------    ---------
         Total shareholders' equity .....................     179,331      134,255
                                                            ---------    ---------
         Total liabilities and shareholders' equity .....   $ 334,003    $ 187,563
                                                            =========    =========

         The accompanying notes are an integral part of this statement.

                                     RADISYS
      CORPORATION CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                                Cumulative   Unrealized   Accumulated                 Total
                                           Common Stock        translation   gain (loss)   earnings                comprehensive
                                       Shares         Amount    adjustment  on securities  (deficit)       Total      income
                                       -------       --------   ----------  -------------  --------      ---------  -------------
Balances, December 31, 1997 ......      15,808      $ 132,458      $(1,341)     $  --      $(31,695)     $  99,422
   Shares issued pursuant
      to benefit plans ...........         264          2,210           --         --            --          2,210
   Shares repurchased ............        (233)        (2,457)          --         --            --         (2,457)
   Tax effect of options exercised          --            157           --         --            --            157
   Translation adjustment ........          --             --          245         --            --            245      $   245
   Unrealized loss on securities .          --             --           --       (568)                        (568)        (568)
   Net income for the year .......          --             --           --         --         7,818          7,818        7,818
                                       -------      ---------      -------      -----      --------      ---------      -------
Balances, December 31, 1998 ......      15,839        132,368       (1,096)      (568)      (23,877)       106,827
      Comprehensive income, year
         ended 1998 ..............                                                                                      $ 7,495
                                                                                                                        =======
   Shares issued pursuant to
      benefit plans ..............         651          5,911           --         --            --          5,911
   Shares repurchased ............          (1)            (4)          --         --            --             (4)
   Tax effect of options exercised          --          2,755           --         --            --          2,755
   Translation adjustment ........          --             --         (450)        --            --           (450)        (450)
   Unrealized gain on securities .          --             --           --        219            --            219          219
   Net income for the year .......          --             --           --         --        18,997         18,997       18,997
                                       -------      ---------      -------      -----      --------      ---------      -------
Balances, December 31, 1999 ......      16,489        141,030       (1,546)      (349)       (4,880)       134,255
      Comprehensive income, year
         ended 1999 ..............                                                                                      $18,766
                                                                                                                        =======
   Shares issued pursuant to
      benefit plans ..............         878         14,142           --         --            --         14,142
   Shares repurchased ............        (297)        (8,145)          --         --            --         (8,145)
   Tax effect of options exercised          --          6,455           --         --            --          6,455
   Translation adjustment ........          --             --         (371)        --            --           (371)        (371)
   Unrealized gain on securities .          --             --           --        349            --            349          349
   Net income for the year .......          --             --           --         --        32,646         32,646       32,646
                                       -------      ---------      -------      -----      --------      ---------      -------
Balances, December 31, 2000 ......      17,070      $ 153,482      $(1,917)     $  --      $ 27,766      $ 179,331
                                       =======      =========      =======      =====      ========      =========
      Comprehensive income, year
         ended 2000 .............                                                                                       $32,624
                                                                                                                        =======

         The accompanying notes are an integral part of this statement.

                              RADISYS CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                        Year Ended December 31,
                                                                 -------------------------------------
                                                                      2000          1999          1998
                                                                 ---------      --------      --------
Cash flows from operating activities:
   Net income ..............................................     $  32,646      $ 18,997      $  7,818
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization ........................        16,942         9,635         4,257
      Deferred income taxes ................................        (1,726)       (8,111)         (441)
      Non-cash interest expense ............................           461            --            --
      Gain on marketable equity securities .................          (856)       (2,157)           --
      Recognized loss on write-down
         of marketable equity securities ...................           766            --            --
      Gain on settlement of notes receivable ...............          (663)           --            --
      Extraordinary gain on debt repurchase, net of tax ....        (3,301)           --            --
      Tax effect of options exercised ......................         6,455         2,755           157
      Net changes in current assets and current liabilities:
         Decrease (increase) in accounts receivable ........        (9,622)      (24,958)        6,721
         Decrease (increase) in inventories ................       (11,873)       (6,605)        6,063
         Decrease (increase) in other current assets .......        (1,036)          508         1,830
         Increase (decrease) in accounts payable ...........        12,724         7,325        (3,246)
         Increase (decrease) in interest payable ...........         2,185            --            --
         Increase (decrease) in income taxes payable .......           338         2,475        (1,558)
         Increase (decrease) in accrued wages and bonuses ..         1,170         2,434        (1,841)
         Increase (decrease) in other accrued liabilities ..           (17)        2,535         1,015
                                                                 ---------      --------      --------
      Net cash provided by operating activities ............        44,593         4,833        20,775
                                                                 ---------      --------      --------
Cash flows from investing activities:
   Purchase of short-term investments ......................        (9,799)           --            --
   Business acquisitions ...................................        (2,841)      (41,609)           --
   Capital expenditures ....................................       (14,101)       (8,541)       (4,696)
   Capitalized software production costs and other assets ..        (3,795)       (3,363)       (4,124)
   Proceeds from sale of marketable equity securities ......         1,210            --            --
   Collection of amounts owed from divestiture .............            --         1,500         1,240
                                                                 ---------      --------      --------
      Net cash used for investing activities ...............       (29,326)      (52,013)       (7,580)
                                                                 ---------      --------      --------
Cash flows from financing activities:
   Issuance of convertible subordinated notes,
      net of discount ......................................       116,081            --            --
   Repurchase of convertible subordinated notes ............       (14,592)           --            --
   Short term borrowings ...................................       (13,931)       13,931            --
   Issuance of common stock, net ...........................         5,997         5,907          (247)
   Payments on capital lease obligation ....................           (73)         (292)         (248)
                                                                 ---------      --------      --------
      Net cash provided by (used for)
         financing activities ..............................        93,482        19,546          (495)
                                                                 ---------      --------      --------
Effect of exchange rate changes on cash ....................          (371)         (450)          245
                                                                 ---------      --------      --------
Net increase (decrease)
   in cash and cash equivalents ............................       108,378       (28,084)       12,945
Cash and cash equivalents, beginning of year ...............        15,708        43,792        30,847
                                                                 ---------      --------      --------
Cash and cash equivalents, end of year .....................     $ 124,086      $ 15,708      $ 43,792
                                                                 =========      ========      ========

         The accompanying notes are an integral part of this statement.

                              RADISYS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

1.    Significant Accounting Policies

      Basis of Presentation

      RadiSys Corporation (the Company) was incorporated in March 1987 under the laws of the State of Oregon for the purpose of developing, producing and marketing computer system (hardware and software) products for embedded computer applications in manufacturing automation, medical, transportation, telecommunications and test equipment marketplaces. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. See Note 13 regarding the merger with Texas Micro Inc., and the pooling of interests of the consolidated financial statements on a retroactive basis.

      Management Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates and judgements made by management of the Company include matters such as collectibility of accounts receivable, realizability of inventories, amount of product returns from customers and recoverability of capitalized software and deferred tax assets.

      Reclassifications

      Reclassifications have been made to amounts in prior years to conform to current year presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

      Cash and Cash Equivalents and Short-term Investments

      Cash and cash equivalents include short-term investments with original maturities of less than three months. Short-term investments with maturities of more than three months but less than a year are classified as Short-term investments in the consolidated financial statements. Cash equivalents and short-term investments consist of money market funds, corporate bonds, and commercial paper. The Company classifies, at the date of acquisition, its short-term investments into categories in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Short-term investments classified as held-to-maturity are reported at fair market value with the related realized gains and losses included in earnings computed using the specific identification method. Short-term investments classified as available-for-sale are reported at fair market value with the related unrealized gains and losses included in shareholders' equity. Realized gains and losses, declines in value of securities judged to be other than temporary, and interest and dividends on all securities are included in other income and interest income, net. The fair value of the Company's investments are based on quoted market prices. At December 31, 2000, the Company had $9.8 million of short-term investments classified as held-to-maturity and had no short-term investments classified as available-for-sale. The Company had no short-term investments outstanding at December 31, 1999.

      Revenue Recognition

      The Company generally recognizes revenue from product sales upon shipment to customers provided that the Company has received an authorized purchase order, the price is fixed, title has transferred, collection of resulting receivable is probable, product returns are reasonably estimable, there are no customer acceptance requirements, and there are no remaining significant obligations. For sales through distributors, the Company estimates potential returns based upon contractual limitations and historical return rates and defers revenue recognition accordingly.

                               RADISYS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 (in thousands)

      Accounts Receivable

      Trade accounts receivable are net of an allowance for doubtful accounts of $655 and $933 at December 31, 2000 and 1999, respectively. The Company's customers are concentrated in the technology industry. Therefore, the Company's operations and collection of its accounts receivable are directly associated with the results of the technology industry.

      Inventories

      Inventories are stated at the lower of cost or market. The Company uses the first-in, first-out (FIFO) method to determine cost. The Company periodically evaluates its inventory in terms of obsolete or slow-moving items. Inventories are net of a reserve for obsolete and slow-moving items of $7,100 and $5,925 at December 31, 2000, and 1999, respectively.

      The Company is dependent on third party contract manufacturers and some of the key components in the Company's products come from single or limited sources of supply.

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

      Intangible Assets

      The Company reviews certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the total recorded amount of an asset may not be recoverable. An impairment loss is recognized when estimated discounted future cash flows expected to result from use of the asset and its eventual disposition are less than its carrying amount.

      Property and Equipment

      Property  and  equipment  is  recorded  at  cost  and   depreciated  on  a
straight-line basis over estimated useful lives of three to five years. Ordinary maintenance and repair expenditures are charged to expense when incurred.

      Research and Development

      Expenditures for research and development are expensed as incurred.

      Computer Software Production Costs

      Software production costs incurred subsequent to establishment of technological feasibility, but before release to customers, are capitalized. Upon general release of the product, cost capitalization is terminated and the accumulated costs are amortized based on the greater of the proportion of current revenues to total revenue estimates for the related product, or straight-line amortization over the remaining estimated economic life of the product not to exceed two years. Unamortized software production costs of $5,527 and $4,800 are included in Other assets at December 31, 2000 and 1999, respectively. Amortization of software production costs in 2000, 1999 and 1998 aggregated $3,162, $2,193, and $1,020, respectively.

                               RADISYS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 (in thousands)

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

      Fair Value of Financial Assets and Liabilities

      The Company estimates the fair value of its monetary assets and liabilities based upon comparative market values of instruments of a similar nature and degree of risk. The Company estimates that the carrying amount of all of its monetary assets and liabilities approximate fair value as of December 31, 2000 and 1999.

      Comprehensive Income

      Translation adjustment and unrealized gains and losses on securities available for sale represent the Company's only Other Comprehensive Income items. The Cumulative translation adjustment consists of unrealized gains/losses in accordance with SFAS No. 52, "Foreign Currency Translation." The Company has no intention of liquidating the assets of the foreign subsidiaries in the foreseeable future.

      Stock-Based Compensation

      The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosures of net income and net earnings per common share as if the fair value method had been applied in measuring compensation expense. Equity instruments are not granted to non-employees.

      Foreign Currency Translation

      Assets and liabilities of international operations are translated into U.S. dollars at current exchange rates. Income and expense accounts are translated into U.S. dollars at the actual daily rates of exchange prevailing during the period. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component of shareholders' equity. Foreign currency transaction gains and losses are included in Other income.

      Cash Flows

      The Company made cash payments for income taxes of $3,234, $3,196, and $3,711 for the years ended December 31, 2000, 1999 and 1998, respectively.

      Non-cash investing and financing activities include the effect of the change in market value of the Company's available for sale investment in GA eXpress (GA) common stock. The impact was an increase of $.3 million, net of tax, to unrealized gain on securities available for sale and long-term assets for the year ended December 31, 2000. During 1999 and 1998 the Company had an increase of $.2 million, net of tax, and a decrease of $.5 million, net of tax, to unrealized gain/loss on securities available for sale and long-term assets, respectively. See additional discussion of GA stock activity at Other Assets (Note 5).

      New Pronouncements

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

                               RADISYS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 (in thousands)

derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position. FAS 137 delayed adoption of FAS 133 to fiscal years commencing after June 30, 2000.

      In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101, which became effective during the fourth quarter of 2000, had no material effect on the financial position or results of operations of the Company.

      In April 2000, FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" -- an interpretation of APB Opinion No. 25 -- was issued. FIN No. 44 clarifies the definition of employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN 44 did not have a material effect on the Company's financial position or results of operations.

2.    Inventories

                                                             December 31,
                                                     ---------------------------
                                                        2000                1999
                                                     -------             -------
Raw materials ................................       $44,572             $30,986
Work-in-progress .............................         4,518               2,465
Finished goods ...............................         4,157               7,923
                                                     -------             -------
                                                     $53,247             $41,374
                                                     =======             =======

3.    Property and Equipment

                                                             December 31,
                                                     ---------------------------
                                                        2000                1999
                                                     -------             -------
Land and building ............................       $ 3,919             $ 1,391
Manufacturing equipment ......................        20,907              17,950
Office equipment and software ................        25,170              19,746
Leasehold improvements .......................         7,278               4,835
                                                     -------             -------
                                                      57,274              43,922
Less:  accumulated depreciation ..............        29,146              22,711
                                                     -------             -------
                                                     $28,128             $21,211
                                                     =======             =======

      During the third quarter of 2000, the Company purchased a building adjacent to its Hillsboro campus for a purchase price of $2,528. The acquisition included land valued at $772. The Company intends to use the new building as an additional manufacturing site in the near future. Currently, the building is being used for additional office and training space.

4.    Goodwill and Intangible Assets

      Goodwill and intangible assets decreased by $3.7 million, net from $34.2 million at December 31, 1999 to $30.4 million at December 31, 2000. Goodwill and intangibles increased by $2.8 million resulting from increased purchase price recorded for the OCP acquisition based upon a formula tied to certain OCP revenues

                               RADISYS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 (in thousands)

pursuant to the acquisition agreement. This increase was offset by amortization for the twelve months ended December 31, 2000 of $6.6 million. Amortization periods range from five to fifteen years.

5.    Other Assets

      Other assets include investments in marketable securities, deferred tax assets, capitalized software, and unamortized debt issuance costs. During the quarter ended September 30, 2000 the Company increased its investment in GA common stock by 786 shares, or $663, resulting from a conversion of a $500 note receivable and exercise of a warrant, per the terms of the original settlement agreement with GA. Previously, the note receivable had been fully reserved on the Company's books. During the fourth quarter, the Company wrote down its GA stock investment to market value as of December 31, 2000, recognizing a loss of $766. The Company owned 2.2 million shares of GA as of December 31, 2000.

      During the year ended December 31, 2000 the Company recorded unamortized debt issuance costs of $319 in connection with the net $100 million convertible subordinated notes. These costs are being amortized over seven years.


6.    Short Term Borrowings

      In September 2000, the Company renewed its unsecured line of credit, with a borrowing amount of $20 million and an interest rate based upon the lower of the bank's prime rate or LIBOR plus 1.25 to 2.0%. During the quarter ended September 30, 2000 the Company used cash from the proceeds of its convertible subordinated notes (Note 7) to pay off the Company's existing line of credit of $13.9 million. As of December 31, 2000, the Company had no outstanding balance on the line of credit. As of December 31, 1999, $13.9 million was outstanding under this arrangement.


7.    Long Term Debt

      During the quarter ended September 30, 2000, the Company received $116.1 million in net proceeds, after discount and net issuance costs, from a private placement of $120 million aggregate principal amount of 5.5% convertible subordinated notes due 2007. The notes are unsecured obligations, convertible into Company Common Stock at a conversion price of $67.80 per share and are subordinated to all present and future senior indebtedness of the Company. Interest on the subordinated notes accrues at 5.5% per year and is payable semi-annually on February 15 and August 15, beginning February 15, 2001.

      In October 2000, the Company repurchased $20 million principal amount of the 5.5% subordinated notes for $14.3 million in a negotiated transaction with a third party. The repurchase of the notes resulted in an extraordinary gain of approximately $3.3 million, net of tax of $1.8 million.


8.    Commitments and Contingencies

      Operating Leases

      The Company leases most of its facilities and certain office equipment and automobiles under non-cancelable operating leases which require minimum lease payments as follows at December 31, 2000:

                      Year Ending
                      December 31,                    Operating Leases
                      ------------                     ---------------
                      2001 .........................         $ 4,810
                      2002 .........................           4,356
                      2003 .........................           4,038
                      2004 .........................           4,019
                      2005 .........................           3,237
                      Thereafter ...................          11,035
                                                             -------
                                                             $31,495
                                                             =======

                               RADISYS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 (in thousands)

      Rent expense related to these operating leases aggregated $5,184, $4,545, and $3,677 in 2000, 1999 and 1998, respectively.


9.    Income Taxes

      The provision for income taxes consists of the following:

                                                        Year Ended December 31,
                                                 ------------------------------------
                                                   2000         1999           1998
                                                 -------       -------       --------
Currently payable:
   Federal .................................     $ 6,030       $ 6,460       $  1,679
   State ...................................       1,485         1,722            423
   Foreign .................................         197           609            596
                                                 -------       -------       --------
                                                   7,712         8,791          2,698
                                                 -------       -------       --------
Deferred:
   Federal .................................         892        (2,553)           386
   State ...................................        (156)         (365)            55
   Foreign .................................        (562)           --             --
                                                 -------       -------       --------
                                                     174        (2,918)           441
                                                 -------       -------       --------
Decrease in valuation allowance ............      (1,900)       (5,193)            --
                                                 -------       -------       --------
   Total income tax provision ..............     $ 5,986       $   680       $  3,139
                                                 =======       =======       ========

      The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to pretax income as a result of the following differences:

                                                        Year Ended December 31,
                                                 ------------------------------------
                                                    2000          1999           1998
                                                 -------       -------       --------
Statutory federal tax rate .................        35.0%         35.0%          35.0%
Increase (decrease) in rates resulting from:
   State taxes .............................         3.3           4.0            4.0
    Goodwill benefit from acquisitions .....        (0.8)         (2.2)          (5.1)
   Deferred tax asset valuation allowance ..       (18.5)        (30.9)          (6.0)
   Other ...................................        (2.1)         (2.4)           0.7
                                                 -------       -------       --------
Effective tax rate .........................        16.9%          3.5%          28.6%
                                                 =======       =======       ========

                               RADISYS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 (in thousands)

      Deferred tax assets (liabilities) are comprised of the following components:

                                                              December 31,
                                                       ------------------------
                                                           2000            1999
                                                       --------        --------
Capitalized software ...........................       $ (2,105)       $ (1,664)
Capitalized SAP Costs ..........................            (49)             --
Depreciation ...................................           (193)           (711)
                                                       --------        --------
Gross deferred tax liability ...................         (2,347)         (2,375)
Deferred revenue ...............................             91              98
Accrued warranty ...............................            701             636
Inventory differences ..........................          2,988           3,208
Distributor price adjustments ..................             --             284
Merger costs ...................................             --             273
Allowance for doubtful accounts ................            186             487
NOL and R&D tax credit carryforwards ...........         19,501          20,925
Investments in marketable equity securities ....            357              --
Patents ........................................            489              --
Goodwill .......................................          1,520              --
Other ..........................................            700             824
                                                       --------        --------
                                                         24,186          24,360
Less: valuation allowance ......................        (13,544)        (15,444)
                                                       --------        --------
Net deferred tax asset .........................       $ 10,642        $  8,916
                                                       ========        ========

      The Company's net deferred tax asset at December 31, 2000 of $10,642 includes $4,682 classified as current, with the remaining balance of $5,960 classified as non-current. The non-current portion is included in Other assets on the Consolidated Balance Sheet and consists primarily of RadiSys CPD, Inc. (formerly, Texas Micro) net operating loss carryforwards.

      The Company accounted for certain changes in the federal income tax laws that took effect on June 25, 1999. The tax law change made certain Texas Micro net operating loss carryforwards available to offset RadiSys taxable income. This portion of the pooling restatement increased net income of the Company by $5.2 million for the year ended December 31, 1999.

      At December 31, 2000, the Company had federal net operating loss carryforwards of approximately $40,825, which begin to expire in 2001. Research and development tax credit carryforwards of approximately $3,600 at December 31, 2000, are also available to reduce future income tax liabilities subject to
Section 383 limitations. Pursuant to Section 382 of the Internal Revenue Code, a change in ownership occurred with the Texas Micro merger in 1999. As a result, Texas Micro is subject to a $5,674 annual net operating loss utilization limitation.


10.   Shareholders' Equity

      Stock Split

      During the fourth quarter of 1999, the Company's Board of Directors approved a three-for-two common stock split. Shareholders of record on November 8, 1999 (the record date) received three shares for every two shares held on that date. The shares were distributed on November 29, 1999. All share amounts in these consolidated financial statements and notes thereto for all periods presented have been adjusted to reflect the three-for-two common stock split.

                               RADISYS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 (in thousands)

      EPS Reconciliation

                                                      Year Ended December 31,
                                                --------------------------------
                                                 2000         1999         1998
                                                ------       ------       ------
Weighted average shares (basic) .........       16,974       16,158       15,854
Effect of dilutive stock options ........        1,187          952          275
                                                ------       ------       ------
Weighted average shares (diluted) .......       18,161       17,110       16,129
                                                ======       ======       ======

      The computation of diluted EPS does not include the dilution impact of the subordinated convertible notes as inclusion would be antidilutive.

      Options to purchase 351, 269, and 1,247 shares of common stock were outstanding in 2000, 1999, and 1998, respectively, but were excluded from the computation of diluted EPS as the options' exercise price was greater than the average market price of the Company's Common Stock.

      Repurchased Shares

      During the fourth quarter of 2000, the Company's Board of Directors authorized the repurchase of up to 850 of its outstanding shares. As of December 31, 2000, the Company had repurchased 297 outstanding shares in the open market or through privately negotiated transactions for $8,145.

      Increase in Authorized Shares

      As a result of the Annual Meeting of Shareholders in May 2000, the Company amended its Second Restated Articles of Incorporation to increase the number of authorized shares of common stock of the Company from 50,000 to 100,000.

      Stock Option Plan

      During 1988 and 1995, the shareholders approved stock option plans. The 1988 plan expired in 1998 and no further shares authorized under the plan are available for grant. In August 1999 the Company completed its merger with Texas Micro and, as a result, options outstanding to existing employees under Texas Micro's option plans were converted into options to purchase RadiSys shares, at the effective merger conversion rate of approximately 4.96 shares of Texas Micro common stock to one share of RadiSys common stock. First-time options granted to new employees generally become exercisable one-third annually, with no options exercisable in the first year following the grant date. Options granted to existing employees generally have vesting periods between two and four years. The difference between the fair market value of the Company's common stock and the option exercise price at the date of grant, if material, is recorded as compensation expense ratably over the vesting period of the related options. Compensation expense related to the stock option plan for the years ended December 31, 2000, 1999, and 1998 was insignificant. Options available for grant totaled 1,663 shares as of December 31, 2000. The table below summarizes the Company's stock option activity:

                               RADISYS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 (in thousands)

                               2000                  1999                       1998
                       ------------------------------------------------------------------------
                                   Weighted                Weighted                   Weighted
                                   Average                 Average                    Average
                                   Exercise                Exercise                   Exercise
                       Shares       Price        Shares     Price        Shares         Price
                       -------------------       ------------------      ----------------------
Beginning balance       2,815       $18.29       2,245       $12.68       1,760       $   16.84
  Granted .......       1,177        43.03       1,450        23.01       1,721           15.25
  Canceled ......        (404)       25.19        (366)       14.96      (1,111)          24.08
  Exercised .....        (682)       14.67        (514)        9.44        (125)           5.28
                         ----        -----        ----         ----        ----            ----
Ending balance ..       2,906       $28.25       2,815       $18.29       2,245       $   12.68
                        =====                    =====                   ======

      The following table summarizes the information about stock options outstanding at December 31, 2000:

                                         Options Outstanding                  Options Exercisable
                                   -------------------------------    -----------------------------------
                                              Weighted
                               Number         Average           Weighted        Number          Weighted
                             Outstanding      Remaining         Average       Exercisable        Average
                                As of        Contractual        Exercise          As of          Exercise
Range of Exercise Prices     12/31/2000         Life             Price         12/31/2000         Price
---------------------------------------------------------------------------------------------------------
$ 2.20-$17.67 .........         591              4.28            $11.91            326            $11.55
$17.71-$23.46 .........         647              4.44            $19.55            195            $20.35
$23.59-$29.81 .........         663              4.10            $26.68            190            $25.99
$30.00-$42.00 .........         607              5.50            $40.78             22            $33.62
$42.88-$62.25 .........         398              5.69            $50.12              5            $45.15
                              -----            ------            ------            ---            ------
$ 2.20-$62.25 .........       2,906              4.72            $28.25            738            $18.46
                              =====                                                ===

      Employee Stock Purchase Plan

      In December 1995, the Company established an Employee Stock Purchase Plan
(ESPP). Under the plan, the Company is authorized to sell up to 1,250 shares of common stock in a series of eighteen-month offerings. Substantially all employees are eligible to receive rights under the plan. The purchase price is the lesser of 85% of the fair market value of the common stock on date of grant or on the purchase date. During 2000 and 1999, the Company issued 196 and 95 shares under the plan, respectively.

      Statement of Financial Accounting Standards No. 123 (FAS 123)

      The Company has elected to account for its stock-based compensation under Accounting Principles Board Opinion No. 25; however, as required by FAS 123 the Company has computed for pro forma disclosure purposes the value of options granted during 2000, 1999, and 1998 using the Black-Scholes option pricing model. The weighted average assumptions used for stock option grants for 2000, 1999 and 1998 were risk-free interest rates of 5.86%, 5.33%, and 5.11%, respectively, expected dividend yields of 0%, expected lives of 4 years, and expected volatility of 85%, 72%, and 65%, respectively. The weighted average assumptions used for ESPP rights for 2000, 1999 and 1998 were risk-free interest rates of 5.46%, 5.17% and 5.0%, respectively, expected dividend yields of 0%, expected lives of 1.5 years, and expected volatility of 78%, 65% and 62%, respectively. The weighted-average fair value of ESPP rights granted in 2000, 1999 and 1998 were $5,545, $2,060, and $1,377, respectively.

      Options are assumed to be exercised upon vesting for purposes of this valuation. Adjustments are made for options forfeited prior to vesting. For the years ended December 31, 2000, 1999 and 1998, the total value of the options granted was computed to be $32,863, $19,151 and $12,761, respectively, which would be amortized on a straight-line basis over the vesting period of the options.

                               RADISYS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 (in thousands)

      If the Company had accounted for these plans in accordance with FAS 123, the Company's net income and pro forma net income per share would have been reported as follows:

                       Year Ended December 31, 2000   Year Ended December 31, 1999   Year Ended December 31, 1998
                        ---------------------------   ----------------------------   ---------------------------
                            Earnings per Share            Earnings per Share            Earnings per Share
                        ---------------------------   ----------------------------   ---------------------------
                        Net Income   Basic   Diluted  Net Income   Basic   Diluted   Net Income   Basic   Diluted
                        ----------  ------   ------   ----------  ------   -------   ----------  ------   ------
As Reported               $32,646   $1.92    $1.80      $18,997    $1.18    $1.11     $7,818     $.49     $.48
Pro Forma                 $18,862   $1.11    $1.04      $ 9,934    $ .61    $ .58     $2,886     $.18     $.18

      The effects of applying FAS 123 for providing pro forma disclosure for 2000, 1999, and 1998 are not likely to be representative of the effects on reported net income and earnings per share for future years since options vest over several years and additional awards are made each year.


11.   Segment Information

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

      The Company's chief operating decision maker is considered to be the President and Chief Executive Officer (CEO). The Company's CEO evaluates both consolidated and disaggregated financial information in deciding how to allocate resources and assess performance. The CEO receives certain disaggregated information for three operating divisions within the Company.

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

      Information about the Company's geographic sales and long-lived asset information by geographic area is as follows:

                                                    Revenues                               Long-lived Assets
                                ------------------------------------------------      --------------------------
                                            Year Ended December 31,                           December 31,
                                ------------------------------------------------      --------------------------
Country                           2000                1999                1998         2000               1999
-------                         --------            --------            --------      -------            -------
United States ......            $195,129            $158,091            $132,029      $26,929            $20,537
Europe .............             125,213              87,264              48,703        1,138                591
Asia Pacific - Japan              14,488               3,696               3,281           61                 83
Other foreign ......               5,846               2,039               2,535           --                 --
                                --------            --------            --------      -------            -------
Total ..............            $340,676            $251,090            $186,548      $28,128            $21,211
                                ========            ========            ========      =======            =======

      One customer accounted for $36.5 million or 10.7% of the total revenue for the year ended December 31, 2000. No single customer accounted for more than 10% of sales in 1999 or 1998.

12.   Gain on Sale of Assets

      During the first quarter of 2000 the Company sold a total of 367 shares of GA common stock resulting in a recorded net gain of $856. This gain is reflected in Other income in the Consolidated Statement of Operations. There were no sales of assets during the remainder of 2000.

                               RADISYS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 (in thousands)

      On September 30, 1999, the Company received final consideration owed in connection with the prior (1996) sale (by Texas Micro) of the Sequoia Enterprise Systems business unit to GA. Final consideration consisted of $1.5 million cash, $750 notes, and 1,133 shares of GA common stock. The receipt of this consideration resulted in a gain of $2.2 million and is reflected in Other income in the 1999 Consolidated Statement of Operations.

13.   Acquisitions and Mergers

      ARTIC Business Unit Acquisition

      On March 1, 1999, the Company purchased certain assets of International Business Machines Corporation (IBM) dedicated to the design, manufacture and sale of IBM's ARTIC communications coprocessor adapter hardware and software for wide area network and other telephony applications (ARTIC). The purchase price aggregated $27.0 million in cash consideration. The acquisition of ARTIC was accounted for using the purchase method. The results of operations for ARTIC have been included in the financial statements since the date of acquisition. The aggregate purchase price of $27.6 million included $.6 million of direct costs of acquisition and was allocated to fixed assets ($.4 million), inventories ($6.5 million), patents ($5.0 million) and the remainder to goodwill.

      OCP Business Unit Acquisition

      On December 28, 1999, the Company purchased certain assets of IBM's Open Computing Platform (OCP) operation. OCP develops and sells integrated computer-based solutions based on Intel architecture, primarily to OEMs of telecommunications equipment. The purchase price consisted of an aggregate of $13.9 million in cash consideration. The acquisition of OCP was accounted for using the purchase method. The results of operations of OCP have been included in the financial statements since the date of acquisition. The aggregate purchase price recorded as of December 31, 1999 of $14.1 million included $.1 million direct costs of acquisition and $.1 million of contingent consideration and was allocated to fixed assets ($.2 million), inventories ($.9 million) and the remainder to goodwill. Pursuant to the terms of the acquisition agreement and based upon a formula tied to future OCP revenues, the Company recorded a total of $2.8 million in additional purchase price during the year ended December 31, 2000. The additional purchase price has been recorded as goodwill. Associated with this agreement, an obligation to IBM of $2.7 million is included in Other accrued liabilities at December 31, 2000. Additionally, the Company may also be required to make additional future payments in March of 2002 and 2003. The total consideration for the acquisition is limited to $30.0 million.

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

                                                1999                1998
                                              --------            --------
                                                       (unaudited)
Revenues .........................            $309,143            $289,575
Net income .......................            $ 24,528            $ 17,759
Net income per share (basic) .....            $   1.52            $   1.12
Net income per share (diluted) ...            $   1.43            $   1.10

                                 RADISYS CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (in thousands)

        Merger with Texas Micro and Related Charges

        On August 13, 1999, the Company completed a merger with Texas Micro Inc. ("Texas Micro"), an embedded computer company headquartered in Houston, Texas. As a result, the outstanding Texas Micro common stock was converted into approximately 2.8 million shares of RadiSys common stock, based on an exchange ratio of approximately 4.96 shares of Texas Micro common stock for each share of RadiSys common stock. The merger was accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16, and accordingly, financial statements presented for all periods have been restated to reflect combined operations and financial position. All intercompany transactions have been eliminated.

      The following reconciles revenue and net income previously reported to the restated information presented in the consolidated financial statements:

                                                   Six Months     Year Ended
                                                      Ended       December 31,
                                                  June 30, 1999      1998
                                                  -------------   -----------
Revenue:
   Previously reported .................            $ 70,395        $108,198
   Texas Micro .........................              43,654          78,350
                                                    --------        --------
      Restated .........................            $114,049        $186,548
                                                    ========        ========
Net income:
   Previously reported .................            $  4,448        $  5,432
   Texas Micro .........................               7,811           2,386
                                                    --------        --------
      Restated .........................            $ 12,259        $  7,818
                                                    ========        ========

      In connection with the merger, the Company recorded a charge to operating expenses of approximately $6.0 million for merger-related costs during the third quarter of 1999. Merger and related costs are comprised of the following:

                                                              Combination            Balance
                                                            Costs Recorded           Accrued
                                                              Year Ended              as of
                                                           December 31, 1999    December 31, 2000
                                                           ----------------     ----------------
Professional & filing fees ..............................       $3,251                 $18
Severance, retention, relocation & benefits alignment ...        1,538                  --
Contract termination costs ..............................          799                  67
Marketing, information systems conversion, and
   other miscellaneous costs ............................          383                   8
                                                                ------                 ---
Total ...................................................       $5,971                 $93
                                                                ======                 ===

      Accrued combination costs totaling $93 at December 31, 2000 are included in Other accrued liabilities in the Consolidated Balance Sheet.

14.   Legal Proceedings

      In the normal course of business the Company becomes involved in litigation. The Company has no material litigation currently pending.


15.   Subsequent Event

      In January 2001, the Company announced its intent to consolidate all surface-mount board production (SMT) into its high-volume plant in Hillsboro, Oregon. This consolidation will result in excess capacity at the Houston manufacturing facility consisting of approximately sixty people along with some equipment and space. All impacted employees will receive severance packages at termination during March and April 2001. By completing the consolidation, the Company expects to reduce its overall manufacturing costs. The Company will take a pretax charge in the first quarter, which is currently estimated to be $1 million to $2 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING FINANCIAL DISCLOSURE

      Not applicable

                                    PART III

      Certain information required by Part III is omitted from this Report in that the Registrant will file its definitive proxy statement for the Annual Meeting of Shareholders to be held on May 15, 2001, pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information with respect to directors of the Company is included under "Election of Directors" in the Company's Proxy Statement and is incorporated herein by reference. Information with respect to executive officers of the Company is included under Item 4 (a) of Part I of this Report. Information with respect to Section 16(a) of the Securities and Exchange Act is included under "Section 16 (a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

      Information with respect to executive compensation is included under "Director Compensation," "Executive Compensation," "Compensation Committee Report on Executive Compensation," "Comparison of Cumulative Total Returns," and "Employment Contracts and Severance Arrangements" in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information with respect to security ownership of certain beneficial owners and management is included under "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information with respect to certain relationships and related transactions is included under "Certain Relationships and Related Transactions" in the Company's Proxy Statement and is incorporated by reference.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)(1) Financial Statements

Index to Financial Statements

     Independent Accountants' Report ......................................  21
     Consolidated Statement of Operations for the years ended
         December 31, 2000, 1999 and 1998 .................................  22
     Consolidated Balance Sheet at December 31, 2000 and 1999 .............  23
     Consolidated Statement of Changes in Shareholders'
         Equity for the years ended December 31, 2000, 1999
         and 1998 .........................................................  24
     Consolidated Statement of Cash Flows for the years ended
         December 31, 2000, 1999 and 1998 .................................  25
     Notes to the Consolidated Financial Statements .......................  26
     Schedule of Valuation and Qualifying Acounts .........................  43

(a)(2) Financial Statement Schedule

                                                               Page in Form 10-K
                                                               -----------------
     Schedule II -- Valuation and Qualifying Accounts ......................  43
     Report of Independent Accountants on Financial Statement Schedule .....  44

(a)(3) Exhibits

   Exhibit
     No.                                        Description
   -------    ------------------------------------------------------------------
      2.1 Asset Purchase Agreement between RadiSys Corporation and International Business Machines Corporation, dated as of March 1, 1999. Incorporated by reference as Exhibit 2.3 to the Company's Current Report on Form 8-K dated March 1, 1999, SEC File No. 0-26844.

      2.2 Agreement of Reorganization and Merger dated as of May 24, 1999, between the Company, Texas Micro Inc. and Tabor Merger Corp. Incorporated by reference to Appendix A to the Company's Joint Proxy Statement/Prospectus dated July 7, 1999, which is part of the Company's Registration Statement on Form S-4 (No. 333-82401).

      2.3 Asset Purchase Agreement between the Company and International Business Machines Corporation, dated as of December 17, 1999. Incorporated by reference as Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 28, 1999, SEC File No. 0-26844.

      3.1 Second Restated Articles of Incorporation and Amendments thereto. Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-95892) (the "Form S-1"), and by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, SEC File No. 0-26844.

      3.2 Restated Bylaws. Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-38966).

      4.1   See Article IV of Exhibit 3.1 and Article VI of Exhibit 3.2.

      4.2 Resale Registration Rights Agreement dated August 9, 2000 among the Company and SG Cowen Securities Corporation, Banc of America Securities LLC, J.P. Morgan & Co. and First Security Van Kasper. Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 (No. 333-49092).

      4.3 Indenture dated August 9, 2000 between the Company and U.S. Trust Company, National Association. Incorporated by reference to Exhibit
            4.4 to the Company's Registration Statement on Form S-3 (No. 333-49092).

      4.4 Form of Note. Incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-3 (No. 333-49092).

      *10.1 1988 Stock Option Plan, as amended. Incorporated by reference to
            Exhibit 10.1 to the Form S-1.

      *10.2 1995 Stock Incentive Plan, as amended. Incorporated by reference to
            Exhibit 10.1 to the Company's Quarterly Report on From 10-Q for the quarterly period ended June 30, 2000, SEC File No. 0-26844.

      *10.3 1996 Employee Stock Purchase Plan, as amended. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, SEC File No. 0-26844.

      *10.4 Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit 10.3 to the Form S-1.

      *10.5 Form of Non-Statutory Stock Option Agreement. Incorporated by reference to Exhibit 10.4 to the Form S-1.

   Exhibit
     No.                                        Description
   -------   ------------------------------------------------------------------

      *10.6 Executive Severance Agreement dated February 8, 2000 between the Company and Glenford J. Myers. Incorporated by reference to Exhibit
             10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, SEC File No. 0-26844.

      *10.7 Executive Change of Control Agreement dated December 27, 2000 between the Company and Ronald A. Dilbeck.

      *10.8 Executive Change of Control Agreement dated December 27, 2000 between the Company and Stephen F. Loughlin.

      *10.9 Executive Change of Control Agreement dated December 27, 2000 between the Company and Arif Kareem.

      *10.10 Executive Change of Control Agreement dated December 27, 2000 between the Company and Stuart F. Cohen.

      *10.11 Executive Change of Control Agreement dated December 27, 2000 between the Company and John Sonneborn.

      *10.12 Executive Change of Control Agreement dated December 27, 2000 between the Company and Annette M. Mulee.

      *10.13 Letter Agreement dated March 31, 1999 between the Company and
             Stephen F. Loughlin.

      *10.14 Form of Indemnity Agreement. Incorporated by reference to Exhibit
             10.9 to the Form S-1.

      10.15 Office Lease Agreement by and between Chevron U.S.A. Inc. and Texas Micro Inc. dated December 11, 1992, as amended. Incorporated by reference to Exhibit 10.31 to Sequoia Systems Inc.'s Annual Report on Form 10-K for the year ended June 30, 1995, SEC File No. 0-18238.

      10.16 Fourth amendment to lease by and between Chevron U.S.A. Inc. and Texas Micro, Inc. dated July 31, 1995. Incorporated by reference to
             Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, SEC File No. 0-26844.

      10.17 Fifth amendment to lease by and between Chevron U.S.A. Inc. and Texas Micro, Inc. dated October 17, 1995. Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, SEC File No. 0-26844.

      10.18 Sixth amendment to the lease by and between Chevron U.S.A. Inc. and Texas Micro Inc. dated April 28, 1997. Incorporated by reference to
             Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, SEC File No. 0-26844.

      10.19 Seventh amendment to the lease by and between Chevron U.S.A. Inc. and Texas Micro Inc. dated November 12, 1997. Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, SEC File No. 0-26844.

      10.20 Eighth amendment to the lease by and between Chevron U.S.A. Inc. and Texas Micro Inc. dated December 23, 1997. Incorporated by reference to Exhibit 10.13 to Texas Micro Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 1997, SEC File No. 0-18238.

      10.21 Ninth amendment to the lease by and between Chevron U.S.A. Inc. and Texas Micro Inc. dated February 24, 1998. Incorporated by reference to Exhibit 10.1 to Texas Micro Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 1998, SEC File No. 01-18238.

      10.22 Revolving line of credit agreement between the Company and U.S. Bank National Association States National Bank of Oregon dated September 30, 2000, related revolving promissory note dated November 3, 2000 and related negative pledge agreement dated November 3, 2000.

   Exhibit
     No.                                        Description
   -------    -----------------------------------------------------------------

      10.23 Dawson Creek II lease, dated March 21, 1997, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, SEC File No. 0-26844.

      21.1  List of Subsidiaries.

      23.1  Consent of PricewaterhouseCoopers LLP.

      24.1  Powers of Attorney.

-----------------

* This Exhibit constitutes a management contract or compensatory plan or arrangement

(b)   Reports on Form 8-K

The Company filed a Form 8-K dated October 30, 2000 reporting item 5. The Company filed a Form 8-K dated October 18, 2000 reporting Item 5 and including unaudited pro forma consolidated condensed statement of operations data for the year ended December 31, 1999.


(c)   See (a)(3) above.


(d)   See (a)(2) above.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2001                   RADISYS CORPORATION

                                        By: /s/ DR. GLENFORD J. MYERS
                                            ---------------------------
                                            Dr. Glenford J. Myers
                                            Chairman of the Board, President and
                                            Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 2001.


                  Signature                         Title
                  ---------                         -----


      /s/ Dr. Glenford J. Myers               Chairman of the Board,
----------------------------------------      President and
        Dr. Glenford J. Myers                 Chief Executive Officer
                                              (Principal Executive Officer)


       /s/ Stephen F. Loughlin                Vice President of Finance and
----------------------------------------      Administration and Chief Financial
         Stephen F. Loughlin                  Officer (Principal Financial and
                                              Accounting Officer)


  Directors:

         /s/ James F. Dalton          *       Director
---------------------------------------
           James F. Dalton

       /s/ Richard J. Faubert         *       Director
---------------------------------------
         Richard J. Faubert

         /s/ C. Scott Gibson          *       Director
---------------------------------------
           C. Scott Gibson

            /s/ Carl Neun             *       Director
---------------------------------------
              Carl Neun

    /s/ Jean-Claude Peterschmitt      *       Director
---------------------------------------
      Jean-Claude Peterschmitt

      /s/ Jean-Pierre D. Patkay       *       Director
---------------------------------------
        Jean-Pierre D. Patkay


*By     /s/ Dr. Glenford J. Myers
    --------------------------------------------
      Dr. Glenford J. Myers, as attorney-in-fact

                                                        SCHEDULE II

                                             VALUATION AND QUALIFYING ACCOUNTS


                                               Balance at    Charged to                          Balance at
                                              Beginning of   Costs and                             End of
                                                Period        Expenses         Deductions          Period
                                              -----------    -----------       ----------        ----------
Allowance for doubtful accounts -- Year ended:
 December 31, 2000                                 933             198             (476)             655
 December 31, 1999                               1,481            (167)            (381)             933
 December 31, 1998                               1,485             310             (314)           1,481

Warranty reserve -- Year ended:
 December 31, 2000                               1,591           2,381           (2,220)           1,752
 December 31, 1999                               1,202           2,423           (2,034)           1,591
 December 31, 1998                                 732           3,163           (2,693)           1,202

Obsolescence reserve -- Year ended:
 December 31, 2000                               5,925           4,112           (2,937)           7,100
 December 31, 1999                               4,759           5,563           (4,397)           5,925
 December 31, 1998                               3,583           4,121           (2,945)           4,759

Tax valuation allowance -- Year ended:
 December 31, 2000                              15,444          (1,900)              --           13,544
 December 31, 1999                              20,637          (5,193)              --           15,444
 December 31, 1998                              20,637              --               --           20,637

                      Report of Independent Accountants on
                          Financial Statement Schedule

To the Board of Directors of
RadiSys Corporation

Our audits of the consolidated financial statements referred to in our report dated January 23, 2001 appearing in the 2000 Annual Report to Shareholders of RadiSys Corporation and subsidiaries (which report and consolidated financial statements are incorporated in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP


Portland, Oregon
January 23, 2001

                                  EXHIBIT INDEX
    Exhibit
      No.                          Description
   -------  --------------------------------------------------------------------

      2.1 Asset Purchase Agreement between RadiSys Corporation and International Business Machines Corporation, dated as of March 1, 1999. Incorporated by reference as Exhibit 2.3 to the Company's Current Report on Form 8-K dated March 1, 1999, SEC File No. 0-26844.

      2.2 Agreement of Reorganization and Merger dated as of May 24, 1999, between the Company, Texas Micro Inc. and Tabor Merger Corp. Incorporated by reference to Appendix A to the Company's Joint Proxy Statement/Prospectus dated July 7, 1999, which is part of the Company's Registration Statement on Form S-4 (No. 333-82401).

      2.3 Asset Purchase Agreement between the Company and International Business Machines Corporation, dated as of December 17, 1999. Incorporated by reference as Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 28, 1999, SEC File No. 0-26844.

      3.1 Second Restated Articles of Incorporation and Amendments thereto. Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-95892) (the "Form S-1"), and by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, SEC File No. 0-26844.

      3.2 Restated Bylaws. Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-38966).

      4.1   See Article IV of Exhibit 3.1 and Article VI of Exhibit 3.2.

      4.2 Resale Registration Rights Agreement dated August 9, 2000 among the Company and SG Cowen Securities Corporation, Banc of America Securities LLC, J.P. Morgan & Co. and First Security Van Kasper. Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 (No. 333-49092).

      4.3 Indenture dated August 9, 2000 between the Company and U.S. Trust Company, National Association. Incorporated by reference to Exhibit
            4.4 to the Company's Registration Statement on Form S-3 (No. 333-49092).

      4.4 Form of Note. Incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-3 (No. 333-49092).

      *10.1 1988 Stock Option Plan, as amended. Incorporated by reference to
            Exhibit 10.1 to the Form S-1.

      *10.2 1995 Stock Incentive Plan, as amended. Incorporated by reference to
            Exhibit 10.1 to the Company's Quarterly Report on From 10-Q for the quarterly period ended June 30, 2000, SEC File No. 0-26844.

      *10.3 1996 Employee Stock Purchase Plan, as amended. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, SEC File No. 0-26844.

      *10.4 Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit 10.3 to the Form S-1.

      *10.5 Form of Non-Statutory Stock Option Agreement. Incorporated by reference to Exhibit 10.4 to the Form S-1.

      *10.6 Executive Severance Agreement dated February 8, 2000 between the
            Company and Glenford J. Myers. Incorporated by reference to Exhibit
            10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, SEC File No. 0-26844.

      *10.7 Executive Change of Control Agreement dated December 27, 2000 between the Company and Ronald A. Dilbeck.

     Exhibit
       No.                                        Description
     -------   -----------------------------------------------------------------
      *10.8    Executive Change of Control Agreement dated December 27, 2000 between the Company and Stephan F. Loughlin.

      *10.9 Executive Change of Control Agreement dated December 27, 2000 between the Company and Arif Kareem.

      *10.10 Executive Change of Control Agreement dated December 27, 2000 between the Company and Stuart F. Cohen.

      *10.11 Executive Change of Control Agreement dated December 27, 2000 between the Company and John Sonneborn.

      *10.12 Executive Change of Control Agreement dated December 27, 2000 between the Company and Annette M. Mulee.

      *10.13 Letter Agreement dated March 31, 1999 between the Company and Stephan F. Loughlin.

      *10.14   Form of Indemnity Agreement. Incorporated by reference to Exhibit
               10.9 to the Form S-1.

      10.15 Office Lease Agreement by and between Chevron U.S.A. Inc. and Texas Micro Inc. dated December 11, 1992, as amended. Incorporated by reference to Exhibit 10.31 to Sequoia Systems Inc.'s Annual Report on Form 10-K for the year ended June 30, 1995, SEC File No. 0-18238.

      10.16 Fourth amendment to lease by and between Chevron U.S.A. Inc. and Texas Micro, Inc. dated July 31, 1995. Incorporated by reference to Exhibit 10.9 to The Company's Annual Report on Form 10-K for the year ended December 31, 1999, SEC File No. 0-26844.

      10.17 Fifth amendment to lease by and between Chevron U.S.A. Inc. and Texas Micro, Inc. dated October 17, 1995. Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, SEC File No. 0-26844.

      10.18 Sixth amendment to the lease by and between Chevron U.S.A. Inc. and Texas Micro Inc. dated April 28, 1997. Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, SEC File No. 0-26844.

      10.19 Seventh amendment to the lease by and between Chevron U.S.A. Inc. and Texas Micro Inc. dated November 12, 1997. Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, SEC File No. 0-26844.

      10.20 Eighth amendment to the lease by and between Chevron U.S.A. Inc. and Texas Micro Inc. dated December 23, 1997. Incorporated by reference to Exhibit 10.13 to Texas Micro Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 1997, SEC File No. 0-18238.

      10.21 Ninth amendment to the lease by and between Chevron U.S.A. Inc. and Texas Micro Inc. dated February 24, 1998. Incorporated by reference to Exhibit 10.1 to Texas Micro Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 1998, SEC File No. 01-18238.

      10.22 Revolving line of credit agreement between the Company and U.S. Bank National Association dated September 30, 2000, related revolving promissory note dated November 3, 2000 and related negative pledge agreement dated November 3, 2000.

      10.23 Dawson Creek II lease, dated March 21, 1997, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, SEC File No. 0-26844.

      Exhibit
        No.                      Description
      -------  -----------------------------------------------------------------
      21.1     List of Subsidiaries.

      23.1     Consent of PricewaterhouseCoopers LLP.

      24.1     Powers of Attorney.


---------------
* This Exhibit constitutes a management contract or compensatory plan or arrangement