Form 10-Q
period 2001-03-31
RADISYS CORP
filed 2001-05-15
CIK 873044

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001 or

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

                              Yes   X    No
                                 -------   -------

 Number of shares of common stock outstanding as of May 10, 2001 was 17,192,029

                               RADISYS CORPORATION

                          PART I. FINANCIAL INFORMATION

                                                                                  Page No.
                                                                                  --------
Item 1.  Consolidated Financial Statements (Unaudited)

         Consolidated Balance Sheet - March 31, 2001 and December 31, 2000           3

         Consolidated Statement of Operations - Three months ended March 31, 2001
         and 2000                                                                    4

         Consolidated Statement of Changes in Shareholders' Equity - December 31,
         2000 through March 31, 2001                                                 5

         Consolidated Statement of Cash Flows - Three months ended March 31,
         2001 and 2000                                                               6

         Notes to Consolidated Financial Statements                                  7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of  Operations                                                             12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                 19





                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                           20

Signatures                                                                          21

                               RadiSys Corporation
                           Consolidated Balance Sheet
                                 (in thousands)

                                                     March 31,     December 31,
                                                        2001           2000
                                                    (Unaudited)
                                                    ----------      ----------
      ASSETS

       Current assets
         Cash and cash equivalents                 $    75,990     $   124,086
         Short term investments                         50,317           9,799
         Accounts receivable, net                       53,711          68,241
         Inventories, net                               56,214          53,247
         Other current assets                            6,229           2,783
         Deferred income taxes                           6,137           4,682
                                                    ----------      ----------

             Total current assets                      248,598         262,838

         Property and equipment, net                    25,345          28,128
         Goodwill and intangible assets, net            29,297          30,444
         Other assets                                   14,257          12,593
                                                    ----------      ----------

             Total assets                          $   317,497     $   334,003
                                                    ==========      ==========

      LIABILITIES AND SHAREHOLDERS' EQUITY

       Current liabilities
         Accounts payable                          $    24,982     $    32,602
         Accrued restructuring                           6,157               -
         Accrued interest payable                          688           2,185
         Income taxes payable                              283           5,642
         Accrued wages and bonuses                       5,469           7,876
         Other accrued liabilities                       9,741           9,176
                                                    ----------      ----------

             Total current liabilities                  47,320          57,481


         Convertible subordinated notes                 97,248          97,191
                                                    ----------      ----------

             Total liabilities                         144,568         154,672
                                                    ----------      ----------

       Shareholders' equity
         Common stock, 100,000 shares authorized,
             17,180 and 17,070 shares issued and
             outstanding                               155,600         153,482
         Retained earnings                              19,288          27,766
         Accumulated other comprehensive loss:
             Cumulative translation adjustment          (1,959)         (1,917)

                                                    ----------      ----------

             Total shareholders' equity                172,929         179,331
                                                    ----------      ----------

             Total liabilities and shareholders'   $   317,497     $   334,003
             equity                                 ==========      ==========

The accompanying notes are an integral part of this statement.

                               RadiSys Corporation
                      Consolidated Statement of Operations
                    (in thousands, except per share amounts)



                                                            Three Months Ended
                                                                (unaudited)
                                                            March 31,  March 31,
                                                              2001       2000
                                                            --------   --------


       Revenues                                            $ 56,159   $ 81,293
       Cost of sales                                         46,411     52,435
                                                            --------   --------

       Gross profit                                           9,748     28,858

       Research and development                               9,284      8,981
       Selling, general and administrative                    9,406      9,542
       Goodwill and intangibles amortization                  1,556      1,724
       Restructuring charges                                  9,843          -
                                                            --------   --------

       Income (loss) from operations                        (20,341)     8,611

       Interest income (expense), net                           524        (56)
       Other income (expense), net                             (707)       838
                                                            --------   --------

       Income (loss) before income tax provision (benefit)  (20,524)     9,393
       Income tax provision (benefit)                       (12,046)     2,762
                                                            --------   --------

       Net income (loss)                                   $ (8,478)  $  6,631
                                                            =========  ========

       Net income (loss) per share (basic)                 $  (0.49)  $   0.40
                                                            ========   ========

       Net income (loss) per share (diluted)               $  (0.49)  $   0.36
                                                            ========   ========


The accompanying notes are an integral part of this statement.

                               RadiSys Corporation
           Consolidated Statement of Changes in Shareholders' Equity
                                 (in thousands)
                                   (unaudited)

                                                        Cumulative                           Total other
                                       Common Stock     translation   Retained              comprehensive
                                     Shares    Amount   adjustment    earnings     Total        loss
                                    -------- ---------- -----------  ---------  ---------   -------------
Balances, December 31, 2000          17,070  $ 153,482   $ (1,917)   $ 27,766   $ 179,331
Shares issued pursuant to
  benefit plans                         110      1,846                              1,846
Tax benefit of options exercised                   272                                272
Translation adjustment                                        (42)                    (42)  $        (42)
Net loss for the period                                                (8,478)     (8,478)        (8,478)
                                    -------- ---------- -----------  ---------  ---------   -------------
Balances, March 31, 2001             17,180  $ 155,600   $ (1,959)   $ 19,288   $ 172,929
                                    ======== ========== ===========  =========  =========

Total other comprehensive
  loss, three months ended
  March 31, 2001                                                                            $     (8,520)
                                                                                            =============


The accompanying notes are an integral part of this statement

                               RadiSys Corporation
                      Consolidated Statement of Cash Flows
                                 (in thousands)
                                   (unaudited)
                                                                                          Three Months Ended
                                                                                   --------------------------------
                                                                                     March 31,        March 31,
                                                                                       2001              2000
                                                                                   --------------   ---------------
Cash flows from operating activities:
  Net income (loss)                                                                     $ (8,478)          $ 6,631
  Adjustments to reconcile net income (loss) to net cash
       provided by (used for) operating activities:
       Depreciation and amortization                                                       4,549             4,339
       Non-cash interest expense                                                              57                 -
       Recognized loss on writedown of marketable equity securities                          390                 -
       Gain on sale of marketable equity securities                                            -              (856)
       Impairment of fixed assets                                                          2,460                 -
       Writeoff of capitalized software                                                    1,237                 -
       Deferred income taxes                                                              (4,529)            1,090
       Tax benefit of options exercised                                                      272             2,005
       Net changes in current assets and current liabilities:
              Decrease (increase) in accounts receivable                                  14,756            (2,432)
              Decrease (increase) in interest receivable                                    (226)                -
              Decrease (increase) in inventories                                          (2,967)             (650)
              Decrease (increase) in other current assets                                 (3,446)           (2,457)
              Increase (decrease) in accounts payable                                     (7,620)           10,476
              Increase (decrease) in interest payable                                     (1,497)                -
              Increase (decrease) in income taxes payable                                 (5,359)            2,446
              Increase (decrease) in accrued wages and bonuses                            (2,407)             (452)
              Increase (decrease) in accrued restructuring                                 6,157                 -
              Increase (decrease) in other accrued liabilities                               565              (377)
                                                                                   --------------   ---------------
       Net cash provided by (used for) operating activities                               (6,086)           19,763
                                                                                   --------------   ---------------

Cash flows from investing activities:
  Purchase of short-term investments                                                     (50,215)                -
  Sales of short-term investments                                                          9,697                 -
  Business acquisitions                                                                     (415)             (962)
  Capital expenditures                                                                    (1,772)           (1,597)
  Purchase of long-term asset                                                               (228)                -
  Sale of assets                                                                               -               350
  Capitalized software production costs and other assets                                    (881)             (825)
                                                                                   --------------   ---------------
       Net cash used for investing activities                                            (43,814)           (3,034)
                                                                                   --------------   ---------------

Cash flows from financing activities:
  Issuance of common stock, net                                                            1,846             3,272
  Payments on capital lease obligation                                                         -               (47)
                                                                                   --------------   ---------------
       Net cash provided by financing activities                                           1,846             3,225
                                                                                   --------------   ---------------

Effect of exchange rate changes on cash                                                      (42)              351
                                                                                   --------------   ---------------
Net increase (decrease) in cash and cash equivalents                                     (48,096)           20,305
Cash and cash equivalents, beginning of period                                           124,086            15,708
                                                                                   --------------   ---------------
Cash and cash equivalents, end of period                                         $        75,990  $         36,013
                                                                                   ==============   ===============

The accompanying notes are an integral part of this statement

                               RADISYS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)
                                   (unaudited)

                                 March 31, 2001

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

         The accompanying consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of results for the interim periods. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000. The results of operations for interim periods are not necessarily indicative of the results for the entire year.

         Management Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates and judgments made by management of the Company include matters such as collectibility of accounts receivable, realizability of inventories, recoverability of capitalized software and deferred tax assets and adequacy of accrued restructuring costs.

         Reclassifications

         Reclassifications have been made to amounts in prior years to conform to current year presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

          Cash flows

         Non-cash investing and financing activities for the quarter ended March 31, 2001 included a recognized loss of $.4 on the market value of the Company's available for sale investment in GA eXpress (GA) common stock. Non-cash investing and financing activities for the quarter ended March 31, 2000 included the effect of an increase in the market value of the GA common stock. The increase of $2.4 million, net of tax, impacted other long term assets and unrealized gain/loss on securities available for sale.

         Long-lived Assets

         The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires the Company to review the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If this review indicates that the carrying amounts of long-lived assets will not be recoverable, as determined based on the estimated undiscounted cash flows of the Company over the remaining amortization period, the carrying amounts of the long-lived assets are reduced by the estimated shortfall of cash flows. During the quarter ended March 31, 2001 the Company wrote off fixed assets totaling $2.5 million as a result of an impairment analysis of its Houston manufacturing plant associated with its restructuring plan. See footnote 7 "Accrued Restructuring."


         New Pronouncements

         In 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. FAS 137 delayed adoption of FAS 133 to fiscal years commencing after June 30, 2000. The adoption of FAS 133 did not snd has not had a material effect on the Company's financial position or results of operations, due to its limited use of derivative instruments.

2.       Accounts Receivable

         Trade accounts receivable are net of an allowance for doubtful accounts of $650 and $655 at March 31, 2001 and December 31, 2000, respectively. The Company's customers are concentrated in the technology industry.

3.        Inventories

                                           Mar 31,          Dec 31,
                                            2001             2000
                                        -------------     ------------
  Raw materials                              $46,136         $ 44,572
  Work-in-progress                             3,248            4,518
  Finished goods                               6,830            4,157
                                        -------------     ------------
                                             $56,214          $53,247
                                        =============     ============

         During the quarter ended March 31, 2001, the Company wrote down inventory by $3.9 million due to the Company's decision to consolidate its manufacturing operations, acceleration of the Company's end-of-life strategy on non-strategic products and identification of excess materials resulting from reduced demand. This write-down was charged to cost of sales.

4.       Property and Equipment


                                            Mar 31,          Dec 31,
                                             2001             2000
                                         ------------     ------------
  Land and building                          $ 3,919          $ 3,919
  Manufacturing equipment                     20,173           20,907
  Office equipment and software               26,587           25,170
  Leasehold improvements                       5,798            7,278
                                         ------------     ------------
                                              56,477           57,274
  Less:  accumulated depreciation             31,132           29,146
                                         ------------     ------------
                                             $25,345          $28,128
                                         ============     ============

         As a result of the Company's decision to close its Houston, Texas manufacturing plant the Company wrote off $2.5 million of impaired fixed assets. See description of the fixed assets written off at footnote 7 "Accrued Restructuring." This write off was recorded as restructuring charges.


5.       Goodwill and Intangible Assets

         Goodwill and intangible assets decreased by $1.1 million, net from $30.4 million at December 31, 2000 to $29.3 million at March 31, 2001. Goodwill and intangibles increased by $415 resulting from increased purchase price recorded for the Open Computing Platform ("OCP") acquisition based upon a formula tied to certain OCP revenues pursuant to the acquisition agreement. This increase was offset by $1.5 million of amortization for the three months ended March 31, 2001. Amortization periods range from five to fifteen years.

6.       Other Assets

         Other assets include capitalized software, deferred tax assets, investments in marketable securities, and unamortized debt issuance costs. During the quarter ended March 31, 2001 the Company wrote off $1.1 million of capitalized software associated with its end-of-life strategy on certain products as part of its restructuring activities. This write off was included in restructuring charges. See footnote 7 "Accrued Restructuring."

         The Company's long-term deferred tax assets increased by $3.1 million since December 31, 2000 as a result of the recognition of federal and state net operating losses and research and development tax credit carry-forwards.

         During the first quarter of 2001, the Company wrote down its investment in GA common stock to market value as of March 31, 2001, recognizing a loss of $.4 million. The Company owned 2.2 million shares of GA stock as of March 31, 2001.


7.       Accrued Restructuring

         During March 2001, the Company recorded restructuring charges of $9.8 million, primarily the result of management's decision to close its Houston, Texas manufacturing plant and consolidate internal manufacturing operations into the Company's Hillsboro, Oregon plant. Additionally, certain sales offices will be consolidated and end-of-life programs were accelerated on non-strategic products. Costs included in the charges were: (i) employee termination and other related costs; (ii) facility and leasehold improvement charges related to vacating the manufacturing plant and two international sales offices; (iii) write-downs of property and equipment impaired as a result of the restructuring;
(iv) capitalized software write-downs associated with end-of-life product strategies; (v) and other charges including legal and accounting fees. The Company anticipates that substantially all of the personnel charges will be paid and all of the property and equipment disposals will be completed by the end of September 2001. Facility charges will continue to be paid and will be taken against the accrual once the premises are vacated and until the leases have expired or the buildings have been sub-leased. Of the $9.8 million in restructuring charges, approximately $5.4 million will consist of cash expenditures and $4.4 million will represent non-cash charges.

         The following table summarizes the restructuring charges, write-offs, and expenditures relating to these initiatives:

                                 Employee
                                termination    Leasehold
                                and related  improvements      Property    Capitalized    Other
                                   costs     and facilities and equipment   software     charges      Total
                                ------------ -------------- -------------  ------------- ---------- -----------
Restructuring costs                 $ 2,777        $ 3,434      $ 2,460        $ 1,067      $ 105      $ 9,843
Expenditures                           (159)                                                              (159)
Writeoffs                                                        (2,460)        (1,067)                 (3,527)
                                ------------ -------------- -------------- ------------- ---------- -----------
Balance of accrued
  restructuring, March 31, 2001     $ 2,618        $ 3,434      $     -        $     -      $ 105      $ 6,157
                                ============ ============== ============== ============ ========== ============

         Employee termination costs consist of severance and insurance benefits and related costs associated with the elimination of approximately 150 manufacturing positions in Houston, Texas along with approximately 50 other positions in supporting functions (procurement, information systems, general and administrative) and sales as announced by the Company on March 30, 2001. Approximately 50 percent of these terminations will be completed by June 30, 2001 with the remainder by September 30, 2001.

         Included in the facilities charge is $2.5 million related to the future abandonment of leased space at the Company's Houston plant and vacant sales offices in France and Germany. Lease costs and amortization of leasehold improvements for these facilities will be charged against the restructuring accrual on a monthly basis upon vacation of the premises, until the lease contracts expire or the facilities are sub-leased. Leasehold improvements totaling $966 relate to the Houston site, which is expected to be occupied through September 2001.

         As a result of the decision to close the Houston manufacturing plant, an analysis was conducted and the property and equipment at the site was deemed to be impaired. Accordingly, all furniture, fixtures, manufacturing and office equipment expected to be sold or scrapped were written down to estimated recovery values as of March 31, 2001. No adjustments were made for assets expected to be transferred for use at the Company's Hillsboro location. Most of the impaired assets will continue to be utilized until the September 30, 2001 plant closure date, at which time they will be removed and sold or scrapped. A smaller portion of the assets relating to SMT production will be removed from use and disposed of during the second quarter of 2001. The $2.5 million charge to write down the impaired assets is included in Restructuring charges in the Consolidated Statement of Operations.

         During the quarter ended March 31, 2001, management discontinued all non-strategic in-process capitalized software efforts. As a result of these decisions, the Company wrote off $1.1 million relating to these capitalized software projects as there will be no future revenue associated with them. This write off is included in Restructuring charges in the Consolidated Statement of Operations.

8.       Earnings Per Share

         Net income per share is based on the weighted average number of shares of common stock and common stock equivalents (stock options) outstanding during the periods, computed using the treasury stock method. This calculation does not include the effects of the convertible debt as it was anti-dilutive nor the effect of stock options in the first quarter of 2001 because of the net loss.

         Weighted average shares consist of the following:

                                               Three months ended
                                              ---------------------
                                              Mar 31,       Mar 31,
                                               2001          2000
                                               ----          ----
Weighted average shares (basic)                17,130        16,670

Effect of dilutive stock options                    -         1,534
                                               ------        ------
Weighted average shares (diluted)              17,130        18,204
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

         The Company's chief operating decision maker is considered to be the President and Chief Executive Officer (CEO). The Company's CEO evaluates both consolidated and disaggregated financial information in deciding how to allocate resources and assess performance. The CEO receives certain disaggregated information for four operating divisions within the Company.

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

         Information about the Company's geographic sales and long-lived asset information by geographic area is as follows:

                                      Revenues
                                 Three months ended       Long-lived Assets
                                --------------------    ---------------------
                                 Mar 31,     Mar 31,     Mar 31,     Dec 31,
Country                            2001       2000         2001       2000
-------                            ----       ----         ----       ----

United States                   $ 25,702    $ 46,301    $ 24,307    $ 26,929
Europe                            25,246      32,702         985       1,138
Asia Pacific - Japan               3,111       1,818          53          61
Other foreign                      2,100         472           -           -
                                ---------   ---------   ---------   ---------
Total                           $ 56,159    $ 81,293    $ 25,345    $ 28,128
                                =========   =========   =========   =========


         Two customers accounted for $17.1 million, or 30.5% of the total revenue for the quarter ended March 31, 2001. One customer accounted for $11.7 million, or 14.4% of the total revenue for the quarter ended March 31, 2000.

10.      Subsequent Events

         The Company announced in April 2001 that it had signed an agreement to acquire privately-held S-Link Corporation in a cash transaction valued at approximately $4.5 million. The acquisition of S-Link will be accounted for using the purchase method.



Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (in thousands)


OVERVIEW

         Total revenue was $56.2 million for the three months ended March 31, 2001 compared to $81.3 million for the three months ended March 31, 2000. The Company had a net loss of $8.5 million for the three months ended March 31, 2001 compared to net income of $6.6 million for the three months ended March 31, 2000.

         The net loss includes restructuring charges of $9.8 million and other adjustments of $5.1 million before income taxes. The restructuring charges are primarily the result of the decision to consolidate all internal manufacturing operations out of the Houston, Texas manufacturing plant into the Company's Hillsboro, Oregon plant, and also includes the closure of certain sales offices in France and Germany. The Company expects that this decision will result in lower manufacturing costs and improve operating performance by approximately $8.0 million per year once the plan has been fully implemented. Other adjustments include: $3.9 million of inventory writedowns related to the Company's consolidation of manufacturing operations, acceleration of the Company's end-of-life strategy on non-strategic products and for excess materials resulting from reduced demand; $.8 million charge to consolidate other Company facilities, and a $.4 million permanent writedown of an investment received in connection with a prior divestiture.

         In April 2001, the Company announced that it had signed an agreement to acquire privately-held S-Link Corporation in a cash transaction valued at approximately $4.5 million. The Company anticipates that the acquisition will enhance RadiSys' technology and building blocks for signaling applications within packet networks. The acquisition of S-Link will be accounted for using the purchase method.


REVENUES
                                             Three months ended

                                          Mar 31,  Percentage   Mar 31,
                                           2001      Change      2000
                                           ----      ------      ----

Revenues                                $ 56,159      (31%)   $ 81,293


         Revenues decreased by $25.1 million or 31% for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. The decrease in revenues in the three months ended March 31, 2001 was primarily attributable to lower customer sales as a result of the downturn in the business of most of the Company's customers and generally poor economic conditions. The Company's top five customers collectively represented approximately 53% of total revenue for the three months ended March 31, 2001.

COST OF SALES

                                              Three Months Ended
                                              ------------------

                                         Mar 31,  Percentage   Mar 31,
                                          2001      Change      2000
                                          ----      ------      ----

Cost of sales                           $46,411      (11%)    $52,435
   As a % of revenues                      83%                   65%

         Cost of sales decreased by $6.0 million or 11% for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. The cost of sales decrease was a result of the decrease in revenue during the quarter ended March 31, 2001. The increase in cost of sales as a percentage of revenues for the three months ended March 31, 2001 was due to reduced utilization of manufacturing capacity relating to the decrease in revenues and also due to inventory writedowns of $3.9 million. As revenue volume increases, the Company will experience decreases in cost of sales as percentage of revenues as a result of manufacturing efficiencies and the effects of cost savings from the restructuring activities, which are expected to be realized beginning in the second quarter of 2001 and will be fully realized by the fourth quarter of 2001.


RESEARCH AND DEVELOPMENT

                                              Three Months Ended
                                              ------------------
                                         Mar 31,  Percentage   Mar 31,
                                          2001      Change      2000
                                          ----      ------      ----

Research and development                $ 9,284       3%      $ 8,981
   As a % of revenues                      17%                   11%

         Research and development expenses increased by $.3 million or 3% for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. This increase in amount was primarily attributable to an increase in engineering headcount since March 31, 2000 partially offset by lower spending as a result of cost control measures implemented during the quarter ended March 31, 2001. The increase of 6% as a percentage of revenue was associated with the decline in revenue during the quarter. The Company expects an increase in research and development costs going forward as a result of the April 2001 acquisition of S-Link Corporation.



SELLING, GENERAL AND ADMINISTRATIVE

                                              Three Months Ended
                                              ------------------
                                         Mar 31,  Percentage   Mar 31,
                                          2001      Change      2000
                                          ----      ------      ----

Selling, general and administrative     $ 9,406      (1%)     $ 9,542
   As a % of revenues                      17%                   12%

         Selling, general and administrative (SG&A) expenses decreased by $.1 million or 1% for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. The decrease is due to lower spending as a result of cost control measures and a reduction in sales commission expense related to lower sales. This decrease was partially offset by investments made in the Company's infrastructure, including the implementation of SAP during the last nine months. The increase of 5% as a percentage of revenue is associated with decreased revenue volume during the quarter ended March 31, 2001.

GOODWILL AND INTANGIBLES AMORTIZATION

                                              Three Months Ended
                                              ------------------
                                         Mar 31,  Percentage   Mar 31,
                                          2001      Change      2000
                                          ----      ------      ----
Goodwill and intangibles
  amortization                          $ 1,556      (10%)    $ 1,724
   As a % of revenues                      3%                    2%


         Goodwill amortization expense decreased by $.2 million or 10% for the three months ended March 31, 2001, compared to the three months ended March 31, 2000. During the third quarter of 2000 management revised its estimate of total goodwill associated with the 1999 acquisition of IBM's Open Computing Platform division (OCP), based upon the future expected obligation to IBM as defined in the acquisition agreement. As a result, this change in estimate reduced the amortization recorded for OCP during the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000. Amortization periods for goodwill and intangibles range from five to fifteen years.


RESTRUCTURING CHARGES

                                              Three Months Ended
                                              ------------------
                                         Mar 31,  Percentage   Mar 31,
                                          2001      Change      2000
                                          ----      ------      ----

Restructuring charges                   $ 9,843               $   -
   As a % of revenues                      18%

         In March 2001, the Company recorded restructuring charges of $9.8 million, primarily the result of management's decision to close its Houston, Texas manufacturing plant and consolidate all internal manufacturing operations into the Company's Hillsboro, Oregon plant. Additionally, certain sales offices will be consolidated and end-of-life programs were accelerated on non-strategic products. These decisions were made in light of overall market conditions and economic downturns experienced in the latter part of the fourth quarter of 2000 and, more significantly, during the first quarter of 2001. In 2000, the Company began migrating board assembly work to its Oregon plant, and in January 2001, announced its plan to complete board assembly consolidation. As the quarter progressed, management recognized the need for even greater operating efficiency and decided to completely eliminate manufacturing operations in Texas by September 30, 2001. The Company will continue to operate a major design center in Houston as well as a product repair center. The Company expects that this decision will result in lower manufacturing costs and improve operating performance by approximately $8.0 million per year once the plan has been fully implemented.

         Costs included in the charges were: (i) employee termination and other related costs; (ii) facility and leasehold improvement charges related to vacating the manufacturing plant and two international sales offices; (iii) write-downs of property and equipment impaired as a result of the restructuring; (iv) capitalized software writedowns associated with end-of-life product strategies; (v) and other charges including legal and accounting fees. The Company anticipates that substantially all of the personnel charges will be paid and all of the property and equipment disposals will be completed by the end of September 2001. Facility charges will continue to be paid and will be taken against the accrual once premises are vacated and until the leases have expired or the buildings have been sub-leased. Of the $9.8 million in restructuring charges, approximately $5.4 million will consist of cash expenditures funded from the Company's operating cash and $4.4 million will represent non-cash charges.

         The following table summarizes the restructuring charges, write-offs, and expenditures relating to these initiatives:

                                 Employee
                                termination    Leasehold
                                and related  improvements      Property    Capitalized    Other
                                   costs     and facilities and equipment   software     charges      Total
                                ------------ -------------- ------------- ------------ ---------- ----------
Restructuring costs              $ 2,777        $ 3,434         $ 2,460     $ 1,067      $ 105      $ 9,843
Expenditures                        (159)                                                              (159)
Writeoffs                                                        (2,460)     (1,067)                 (3,527)
                                ------------ -------------- ------------- ------------- ---------- ---------
Balance of Accrued
  restructuring, March 31, 2001  $ 2,618        $ 3,434         $   -       $   -        $ 105      $ 6,157
                                ============ ============== ============= ============= ========== =========


         Employee termination costs consist of severance and insurance benefits and related costs associated with the elimination of approximately 150 manufacturing positions in Houston, Texas along with approximately 50 other positions in supporting functions (procurement, information systems, general and administrative) and sales as announced by the Company on March 30, 2001. Approximately 50 percent of these terminations will be completed by June 30, 2001 with the remainder by September 30, 2001.

         Included in the facilities charge is $2.5 million related to the future abandonment of leased space at the Company's Houston plant and vacant sales offices in France and Germany. Lease costs and amortization of leasehold improvements for these facilities will be charged against the restructuring accrual on a monthly basis upon vacation of the premises, until the lease contracts expire or the facilities are sub-leased. Leasehold improvements totaling $966 relate to the Houston site, which is expected to be occupied through September 2001.

         As a result of the decision to close the Houston manufacturing plant, an analysis was conducted and the property and equipment at the site was deemed to be impaired. Accordingly, all furniture, fixtures, manufacturing and office equipment expected to be sold or scrapped were written down to estimated recovery values as of March 31, 2001. No adjustments were made for assets expected to be transferred for use at the Company's Hillsboro location. Most of the impaired assets will continue to be utilized until the September 30, 2001 plant closure date, at which time they will be removed and sold or scrapped. A smaller portion of the assets relating to SMT production will be removed from use and disposed of during the second quarter of 2001. The $2.5 million charge to write down the impaired assets is included in Restructuring charges in the Consolidated Statement of Operations.

         During the quarter ended March 31, 2001, management discontinued all non-strategic in-process capitalized software efforts. As a result of these decisions, the Company wrote off $1.1 million relating to these capitalized software projects as there will be no future revenue associated with them. This write off is included in Restructuring charges in the Consolidated Statement of Operations.


INTEREST INCOME, OTHER INCOME AND INCOME TAX PROVISION

                                              Three Months Ended
                                              ------------------
                                         Mar 31,  Percentage   Mar 31,
                                          2001      Change      2000
                                          ----      ------      ----

Interest income (expense), net          $    524    1036%      $   (56)
Other income (expense), net             $   (707)   (184%)     $   838
Income tax provision (benefit)          $(12,046)   (536%)     $ 2,762

          Net interest income (expense) increased $580 for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. This increase relates to the interest earned on short-term investments, net of interest expense on the convertible notes, during the quarter ended March 31, 2001. During the quarter ended March 31, 2000 the Company did not hold any short-term investments. The Company's increased supply of cash for investing during the quarter ended March 31, 2001 came from the Company's $100 million convertible debt issuance in the third quarter of 2000. In addition the Company had $13.9 million outstanding on its $20 million line of credit with a bank at an interest rate of 8.5% during the quarter ended March 31, 2000. There were no amounts outstanding on the line of credit at March 31, 2001.

         Net other income decreased by $1.5 million for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. The Company wrote down its GA stock investment to market value, recognizing a loss of $.4 million for the three months ended March 31, 2001. The impact of foreign exchange rate fluctuations to the Company for the three months ended March 31, 2001 was an expense of approximately $.3 million. Adding to the fluctuation quarter over quarter the Company sold 367 shares of GA common stock during the first quarter of 2000, resulting in a gain of $.9 million.

         The effective income tax rate for the first quarter of 2001 was a 58.7% benefit compared to 29.4% tax provision rate for the three months ended March 31, 2000. The change in effective rate from March 31, 2000 is primarily due to expected research and development tax credit benefits for 2001, anticipated tax benefits associated with the Company's offshore operations and foreign sales corporation, and lower estimated pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

          As of March 31, 2001, the Company had $76.0 million in cash and cash equivalents, $50.3 million in short-term investments, and working capital of approximately $201.3 million.

         Cash and cash equivalents decreased by $48.1 million during the three months ended March 31, 2001 from $124.1 million at December 31, 2000. Activities impacting cash and cash equivalents are as follows:



                                                           Three months ended
                                                           ------------------

                                                           Mar 31,     Mar 31,
                                                             2001        2000
                                                             ----        ----
         Cash provided by (used for) operating activities  $ (6.1)     $ 19.8
         Cash used for investing activities                 (43.8)       (3.0)
         Cash provided by financing activities                1.9         3.2
         Effect of exchange rate changes on cash             (0.1)         .3
                                                           -------     -------
         Net increase (decrease)                           $(48.1)     $ 20.3
                                                           =======     =======

         The decrease in operating cash from the quarter ended March 31, 2000 as compared to the quarter ended March 31, 2001 is a primarily due to the Company's net loss of $8.5 million as of March 31, 2001. Additional decreases include $7.6 million in accounts payable, $5.4 million in income taxes payable, and $4.5 million IN deferred income taxes. The Company also paid $2.8 million of interest owed to convertible note holders during the quarter ended March 31, 2001. These decreases in operating cash were partially offset by the Company's decrease in accounts receivable of $14.8 million and the Company's decision to write off $2.5 million of fixed assets, $1.2 million of capitalized software and $3.9 million of inventory.

         Significant investing activities affecting cash for the three months ended March 31, 2001 included $50.2 million in purchases of short-term investments partially offset by $9.7 million in sales of short-term investments, $1.8 million in capital expenditures, and $.9 million in capital software additions. Capital expenditures primarily consisted of the SAP implementation and network upgrades.

         The Company's financing activities included $1.8 million in net proceeds from common stock issuances in connection with the exercise of options under the Stock Incentive Plan and the purchase of shares under the Employee Stock Purchase Plan.

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

         Subsequent investing activity:

         The Company announced in April 2001 that it had signed an agreement to acquire privately-held S-Link Corporation in a cash transaction valued at approximately $4.5 million. The purchase of S-Link was funded in April 2001, out of operating cash.

         FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q and statements the Company's management may make from time to time contain forward-looking statements. All statements, other than statements of historical fact, that relate to future events or to the Company's future performance are forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company's or the Company's industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among other things,

         o dependence on the relationship with Intel Corporation and its products;

         o   lower than expected or delayed sales by the Company's customers;

         o   lower than expected or delayed or cancelled design wins with key
             OEMs;

         o   deliveries of products containing errors, defects or bugs;

         o dependence on a limited number of suppliers or, in some cases, one supplier for components and equipment used to manufacture products;

         o competition in the building block markets for internet and communications, electronics assembly and medical equipment, which may lead to lower than expected sales prices for the Company's products or reduced sales volume;

         o   availability of qualified personnel;

         o business conditions in the general economy and in the markets the Company serves, particularly the communications markets;

         o political, economic and regulatory risks associated with international operations;

         o difficulty or inability to meet the Company's obligations to repay indebtedness;

         o   difficulty implementing the restructuring plan; and

         o those listed under "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and subsequently filed reports.

         In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue," "our future success depends," "seek to continue," "its intent," "intends," or the negative of these terms or other comparable terminology. In particular, these statements include, among other things, statements relating to the Company's business strategy, including the Company's acquisition strategy; the development of the Company's products; the Company's ability to identify new products and services; the Company's ability to achieve market acceptance of the Company's products; and the Company's projected financial performance, including revenues, earnings, gross margins, capital expenditures and liquidity.

         These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider the risks outlined above and those listed under "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and subsequently filed reports. These risk factors may cause the Company's actual results to differ materially from any forward-looking statement.

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

Interest Rate Risk. The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers. The Company attempts to protect and preserve its invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due to the short duration of the Company's investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of the portfolio. Therefore, the Company would not expect the operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

         Foreign Currency Risk. The Company pays the expenses of its international operations in local currencies. The Company's international operations are subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely affected by changes in these or other factors. The Company is also exposed to foreign exchange rate fluctuations as they relate to revenues and operating expenses as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Because exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on the Company for the three months ended March 31, 2001 was approximately $.3 million. The effect of foreign exchange rate fluctuations on the Company for the three months ended March 31, 2000 was not material.

Equity Price Risk. The Company is exposed to equity price risk due to the equity investments held by the Company. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. Neither a 10% increase nor a 10% decrease in equity prices would have a material effect on the Company's financial position, results of operations, or cash flow, as such investments are recorded on the Company's balance sheet at less than $1 million.

                                     PART II
                                OTHER INFORMATION


Item 6.  Exhibits

         (a)   Exhibits

         10.1  Deferred Compensation Plan.

         10.2  2001 Nonqualified Stock Option Plan.

         (b)   Reports on Form 8-K.

               None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:   May 15, 2001       RADISYS CORPORATION


                           By:/s/ STEPHEN LOUGHLIN
                              ----------------------------

                           Stephen F. Loughlin
                           Vice President of Finance and Administration and Chief Financial Officer
                           (Authorized officer and Principal Financial Officer)

                                  EXHIBIT INDEX



               Exhibit No.                  Description
               -----------                  -----------

                    10.1           Deferred Compensation Plan.

                    10.2           2001 Nonqualified Stock Option Plan.