Form 10-Q
period 2001-06-30
RADISYS CORP
filed 2001-08-13
CIK 873044

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001 or

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


                              Yes __X___ No ______


Number of shares of common stock outstanding as of August 9, 2001 was 17,294,447.

                               RADISYS CORPORATION

                          PART I. FINANCIAL INFORMATION

                                                                                     Page No.
                                                                                     --------
Item 1.  Consolidated Financial Statements (Unaudited)

         Consolidated Balance Sheet - June 30, 2001 and December 31, 2000               3

         Consolidated Statement of Operations - Three months ended June 30, 2001
         and 2000, and six months ended June 30, 2001 and 2000                          4

         Consolidated Statement of Changes in Shareholders' Equity - December 31,
         2000 through June 30, 2001                                                     5

         Consolidated Statement of Cash Flows - Six months ended June 30,
         2001 and 2000                                                                  6

         Notes to Consolidated Financial Statements                                     7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of  Operations                                                                14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                    24





                  PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                           25

Item 6.  Exhibits and Reports on Form 8-K                                              26

Signatures                                                                             27

                               RadiSys Corporation
                           Consolidated Balance Sheet
                                 (in thousands)

                                                                      June 30,               December 31,
                                                                        2001                     2000
                                                                    (Unaudited)
                                                                   ---------------          ---------------
      ASSETS

       Current assets
         Cash and cash equivalents                               $         60,862        $         124,086
         Short term investments                                            63,978                    9,799
         Accounts receivable, net                                          44,898                   68,241
         Inventories, net                                                  50,480                   53,247
         Other current assets                                               6,321                    2,783
         Deferred income taxes                                              6,680                    4,682
                                                                   ---------------          ---------------

             Total current assets                                         233,219                  262,838

         Property and equipment, net                                       24,478                   28,128
         Goodwill and intangible assets, net                               32,388                   30,444
         Other assets                                                      16,770                   12,593
                                                                   ---------------          ---------------

             Total assets                                        $        306,855        $         334,003
                                                                   ===============          ===============

     LIABILITIES AND SHAREHOLDERS' EQUITY

       Current liabilities
         Accounts payable                                        $         21,424        $          32,602
         Accrued restructuring                                              6,197                        -
         Accrued interest payable                                           2,062                    2,185
         Income taxes payable                                                 235                    5,642
         Accrued wages and bonuses                                          5,610                    7,876
         Other accrued liabilities                                          9,006                    9,176
                                                                   ---------------          ---------------

             Total current liabilities                                     44,534                   57,481

         Convertible subordinated notes                                    97,338                   97,191
                                                                   ---------------          ---------------

             Total liabilities                                            141,872                  154,672
                                                                   ---------------          ---------------

       Shareholders' equity
         Common stock, 100,000 shares authorized,
             17,255 and 17,070 shares issued and
             outstanding                                                  156,997                  153,482
         Retained earnings                                                  9,826                   27,766
         Accumulated other comprehensive income (loss):
             Cumulative translation adjustment                             (1,867)                  (1,917)
             Unrealized gain on securities available for sale                  27                       -
                                                                   ---------------          --------------

             Total shareholders' equity                                   164,983                  179,331
                                                                   ---------------          ---------------

             Total liabilities and shareholders' equity            $      306,855           $      334,003
                                                                   ===============          ===============


         The accompanying notes are an integral part of this statement.

                               RadiSys Corporation
                      Consolidated Statement of Operations
                    (in thousands, except per share amounts)
                                   (unaudited)



                                                           Three Months Ended                   Six Months Ended
                                                        June 30,       June 30,           June 30,          June 30,
                                                          2001           2000               2001              2000
                                                   -------------    ---------------      ------------    ------------

Revenues                                         $       61,803  $          86,170    $      117,962   $     167,464
Cost of sales                                            51,513             55,635            97,924         108,071
                                                   -------------    ---------------     -------------    ------------

Gross profit                                             10,290             30,535            20,038          59,393

Research and development                                  9,167              9,306            18,451          18,286
Selling, general and administrative                       8,708              9,707            18,114          19,249
Goodwill and intangibles amortization                     1,656              1,727             3,212           3,451
Restructuring charges                                     3,219                  -            13,062               -
                                                   -------------    ---------------     -------------    ------------

Income (loss) from operations                           (12,460)             9,795           (32,801)         18,407

Interest income, net                                         70                260               594             203
Other income (expense), net                                 (17)              (232)             (724)            606
                                                   --------------   ----------------    --------------   ------------

Income (loss) before income tax provision (benefit)     (12,407)             9,823           (32,931)         19,216

Income tax provision (benefit)                           (2,945)             2,977           (14,991)          5,739
                                                   --------------       -----------     --------------   ------------

Net income (loss)                                $       (9,462)  $          6,846    $      (17,940)  $      13,477
                                                   ==============   ===============     ==============   ============

Net income (loss) per share (basic)              $        (0.55)  $           0.40    $        (1.04)  $        0.80
                                                   ==============   ===============     ==============   ============

Net income (loss) per share (diluted)            $        (0.55)  $           0.38    $        (1.04)  $        0.74
                                                   =============    ===============      ============    ============


         The accompanying notes are an integral part of this statement.

                               RadiSys Corporation
            Consolidated Statement of Changes in Shareholders' Equity
                                 (in thousands)
                                   (unaudited)

                                                         Cumulative     Unrealized                            Total other
                                        Common Stock     translation      gain        Retained               comprehensive
                                    Shares    Amount     adjustment   on securities   earnings    Total         loss
                                   -------   ---------   ----------   -------------   --------   ---------   -------------
Balances, December 31, 2000         17,070   $ 153,482   $ (1,917)     $   -          $ 27,766   $ 179,331

Shares issued pursuant to
  benefit plans                        185       3,053                                               3,053
Tax benefit of options exercised                   462                                                 462
Translation adjustment                                         50                                       50   $         50
Unrealized gain on securities                                                   27                      27   $         27
Net loss for the period                                                                (17,940)    (17,940)       (17,940)
                                   -------   ---------   ----------   -------------   --------   ---------   -------------
Balances, June 30, 2001             17,255   $ 156,997   $ (1,867)     $        27    $  9,826   $ 164,983
                                   =======   =========   ==========   =============   ========   =========

Total other comprehensive
  loss, six months ended
  June 30, 2001                                                                                              $     (17,863)
                                                                                                             =============

      The accompanying notes are an integral part of this statement

                               RadiSys Corporation
                      Consolidated Statement of Cash Flows
                                 (in thousands)
                                   (unaudited)
                                                                                           Six Months Ended
                                                                                   --------------------------------
                                                                                     June 30,          June 30,
                                                                                       2001              2000
                                                                                   --------------   ---------------
Cash flows from operating activities:
    Net income (loss)                                                                  $ (17,940)         $ 13,477
     Adjustments to reconcile net income (loss) to net cash
       provided by (used for) operating activities:
       Depreciation and amortization                                                       8,856             8,496
       Non-cash interest expense                                                             147                 -
       Recognized loss on writedown of marketable equity securities                          390                 -
       Gain on sale of marketable equity securities                                            -              (856)
       Impairment of fixed assets                                                          2,620                 -
       Write-off of capitalized software                                                   2,530                 -
       Write-off of inventories                                                           10,714                 -
       Deferred income taxes                                                              (8,627)              909
       Tax benefit of options exercised                                                      462             4,332
       Net changes in current assets and current liabilities:
              Decrease (increase) in accounts receivable                                  23,343           (10,239)
              Decrease (increase) in interest receivable                                  (1,216)                -
              Decrease (increase) in inventories                                          (7,947)           (4,860)
              Decrease (increase) in other current assets                                    241              (375)
              Increase (decrease) in accounts payable                                    (11,178)           13,101
              Increase (decrease) in interest payable                                       (123)                -
              Increase (decrease) in income taxes payable                                 (7,970)              902
              Increase (decrease) in accrued wages and bonuses                            (2,266)            2,065
              Increase (decrease) in accrued restructuring                                 6,197                 -
              Increase (decrease) in other accrued liabilities                              (170)             (505)
                                                                                   --------------   ---------------
       Net cash provided by (used for) operating activities                               (1,937)           26,447
                                                                                   --------------   ---------------

Cash flows from investing activities:
     Purchase of short-term investments                                                  (63,876)                -
     Sales of short-term investments                                                       9,697                 -
     Business acquisitions and intangibles                                                (5,165)           (1,761)
     Capital expenditures                                                                 (2,912)           (3,712)
     Purchase of long-term asset                                                            (387)                -
     Sale of assets                                                                            -               350
     Capitalized software production costs and other assets                               (1,747)           (1,645)
                                                                                   --------------   ---------------
       Net cash used for investing activities                                            (64,390)           (6,768)
                                                                                   --------------   ---------------

Cash flows from financing activities:
     Issuance of common stock, net                                                         3,053             7,069
     Payments on capital lease obligation                                                      -               (73)
                                                                                   --------------   ---------------
       Net cash provided by financing activities                                           3,053             6,996
                                                                                   --------------   ---------------

Effect of exchange rate changes on cash                                                       50                 8
                                                                                   --------------   ---------------
Net increase (decrease) in cash and cash equivalents                                     (63,224)           26,683
Cash and cash equivalents, beginning of period                                           124,086            15,708
                                                                                   --------------   ---------------
Cash and cash equivalents, end of period                                         $        60,862  $         42,391
                                                                                   ==============   ===============

          The accompanying notes are an integral part of this statement

                               RADISYS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)
                                   (unaudited)

                                  June 30, 2001

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

          Cash flows

         Non-cash investing and financing activities for the three months ended June 30, 2001 included the effect of an increase in the market value of the shares of common stock of GA eXpress (GA) held by the Company. The increase of $.03 million, net of tax, impacted Other non-current assets and Unrealized gain on securities available for sale. Non-cash investing and financing activities for the six months ended June 30, 2001 included an impairment write-down of $.4 million on the Company's available for sale investment in GA common stock.

         Non-cash investing and financing activities for the three month period ended June 30, 2000 included a decrease of $1.7 million, net of tax, to Unrealized gain on securities available for sale and Other assets. Non-cash investing and financing activities for the six months ended June 30, 2000 included the effect of an increase of $0.8 million, net of tax, to Unrealized gain on securities available for sales and Other assets.

         Long-lived Assets

         The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires the Company to review the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If this review indicates that the carrying amounts of long-lived assets will not be recoverable, as determined based on the estimated undiscounted cash flows of the Company over the remaining amortization period, the carrying amounts of the long-lived assets are reduced by the estimated shortfall of cash flows. During the six months ended June 30, 2001 the Company wrote off fixed assets totaling $2.5 million as a result of an impairment analysis of its Houston manufacturing plant associated with the first quarter restructuring plan and $.1 million as a result of an impairment analysis of its Boston DSP design center related to the second quarter restructuring plan. See footnote 7 "Accrued Restructuring."

         New Pronouncements

         In 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. FAS 137 delayed adoption of FAS 133 to fiscal years commencing after June 30, 2000. The adoption of FAS 133 did not and has not had a material effect on the Company's financial position or results of operations due to its limited use of derivative instruments.

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS 141 establishes new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. The Company expects to adopt this statement during the third quarter of 2001. Management does not believe that the adoption of SFAS 141 will have a material impact on the Company's consolidated financial statements.

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets, which supersedes APB Opinion No. 17, "Intangible Assets." Under its proposed changes, SFAS 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The Company expects to adopt this statement during the first quarter of 2002. Goodwill amortization totaled $5.4 million for the year ended December 31, 2000.

2.       Accounts Receivable

         Trade accounts receivable are net of an allowance for doubtful accounts of $811 and $655 at June 30, 2001 and December 31, 2000, respectively. The Company's customers are concentrated in the technology industry.

3.        Inventories

                                                    June 30,          Dec 31,
                                                      2001             2000
                                                  -------------     ------------
  Raw materials                                       $ 38,802         $ 44,572
  Work-in-progress                                       3,315            4,518
  Finished goods                                         8,363            4,157
                                                  -------------     ------------
                                                      $ 50,480         $ 53,247
                                                  =============     ============



         During the six months ended June 30, 2001, the Company wrote down inventory by $10.7 million ($3.9 million and $6.8 million in the first and second quarters of 2001, respectively) due to the Company's decision to consolidate its manufacturing operations, acceleration of the Company's end-of-life strategy on non-strategic products and reduced demand and decreasing component prices in the marketplace.

4.       Property and Equipment


                                                    June 30,          Dec 31,
                                                      2001             2000
                                                  -------------     ------------
  Land and building                                    $ 3,919          $ 3,919
  Manufacturing equipment                               20,407           20,907
  Office equipment and software                         27,260           25,170
  Leasehold improvements                                 5,715            7,278
                                                  -------------     ------------
                                                        57,301           57,274
  Less:  accumulated depreciation                       32,823           29,146
                                                  -------------     ------------
                                                       $24,478          $28,128
                                                  =============     ============

         As a result of the decision to close its Houston, Texas manufacturing plant, the Company wrote off $2.5 million of impaired fixed assets during the three months ended March 31, 2001. The Company wrote off an additional $0.1 million of impaired fixed assets during the three months ended June 30, 2001 due to the closure of the Boston DSP design center. See description of the fixed assets written off at footnote 7 "Accrued Restructuring." These write-offs were recorded as restructuring charges.


5.       Goodwill and Intangible Assets

         Goodwill and intangible assets increased by $1.9 million, net from $30.4 million at December 31, 2000 to $32.4 million at June 30, 2001. Goodwill and intangibles increased by $4.5 million as a result of the S-Link acquisition and $.7 million resulting from increased purchase price recorded for the Open Computing Platform (OCP) acquisition based upon a formula tied to certain OCP revenues pursuant to the acquisition agreement. These increases were offset by $3.3 million of amortization for the six months ended June 30, 2001. Amortization periods range from five to fifteen years.

6.       Other Assets

         Other assets include capitalized software, deferred tax assets, investments in marketable securities, and unamortized debt issuance costs. During the six months ended June 30, 2001 the Company wrote off $2.6 million of capitalized software associated with its end-of-life strategy on certain products as part of its restructuring activities. This write off was included in restructuring charges. See footnote 7 "Accrued Restructuring."

         The Company's non-current deferred tax assets increased by $6.6 million since December 31, 2000 as a result of the recognition of federal and state net operating losses and research and development tax credit carry-forwards.

         During the first quarter of 2001, the Company wrote down its investment in GA common stock to market value as of March 31, 2001, recording a realized loss of $.4 million. During the three months ended June 30, 2001, the Company recorded an unrealized gain on its investment in GA common stock of $.03 million, net of tax, as a result of an increase in the market price of GA stock as of the end of the quarter.

7.       Accrued Restructuring

         First Quarter 2001 Restructuring Charge

         During the quarter ended March 31, 2001, the Company recorded restructuring charges of $9.8 million, primarily the result of management's decision to close its Houston, Texas manufacturing plant and consolidate all internal manufacturing operations into the Company's Hillsboro, Oregon plant. Additionally, certain sales offices were consolidated and end-of-life programs were accelerated on non-strategic products. Costs included in the charges were:
(i) employee termination and other related costs; (ii) facility and leasehold improvement charges related to vacating the manufacturing plant and two international sales offices; (iii) write-downs of property and equipment impaired as a result of the restructuring; (iv) capitalized software write-downs associated with end-of-life product strategies as a result of the restructuring; and (v) other charges including legal and accounting fees. The Company anticipates that substantially all of the personnel charges will be paid and all of the property and equipment disposals will be completed by the end of September 2001. Facility charges will continue to be paid and will be taken against the accrual once the premises are vacated and until the leases have expired or the buildings have been sub-leased. Of the $9.8 million in restructuring charges, approximately $5.4 million will consist of cash expenditures, of which $1.6 million have been made as of June 30, 2001.

         The following table summarizes the restructuring charges, write-offs, and expenditures relating to these initiatives, which commenced during the quarter ended March 31, 2001:

                                 Employee
                                termination    Leasehold
                                and related  improvements      Property    Capitalized    Other
                                   costs     and facilities and equipment   software     charges      Total
                                ------------ -------------- -------------- ------------ ---------- ------------
Restructuring costs              $    2,777    $     3,434    $      2,460  $    1,067   $    105   $    9,843
Expenditures                           (159)                                                              (159)
Write-offs                                                          (2,460)     (1,067)                 (3,527)
                                ------------ -------------- -------------- ------------ ---------- ------------
Balance of accrued
  restructuring, March 31, 2001  $    2,618    $     3,434    $          -  $        -   $    105   $    6,157
                                ------------ -------------- -------------- ------------ ---------- ------------

Expenditures                         (1,395)           (60)                                   (43)      (1,498)
                                ------------ -------------- -------------- ------------ ---------- ------------
Balance accrued
    as of June 30, 2001          $    1,223    $     3,374    $          -  $        -   $     62   $    4,659
                                ============ ============== ============== ============ ========== ============



         Employee termination costs consist of severance and insurance benefits and related costs associated with the elimination of approximately 150 manufacturing positions in Houston, Texas along with approximately 50 other positions in supporting functions (procurement, information systems, general and administrative) and sales as announced by the Company on March 30, 2001. Approximately 60 percent of these terminations were completed by June 30, 2001 with the remainder to be completed by September 30, 2001. The Company paid $1.4 million of severance costs during the three months ended June 30, 2001.

         Included in the leasehold improvements and facilities charge is $2.5 million related to the future abandonment of leased space at the Company's Houston plant and vacant sales offices in France and Germany. Lease costs and amortization of leasehold improvements for these facilities will be charged against the restructuring accrual on a monthly basis upon vacation of the premises, until the lease contracts expire or the facilities are sub-leased. Leasehold improvements approximating $1.0 million relate to the Houston site, which is expected to be occupied through September 2001. During the three months ended June 30, 2001 the Company charged $.06 million of lease costs and amortization of leasehold improvements against the restructuring accrual.

         As a result of the decision to close the Houston manufacturing plant, an analysis was conducted and the majority of property and equipment at the site was deemed to be impaired. Accordingly, all furniture, fixtures, manufacturing and office equipment expected to be sold or scrapped were written down to estimated recovery values as of March 31, 2001. No adjustments were made for assets expected to be transferred for use at the Company's Hillsboro location. The $2.5 million charge to write down the impaired assets is included in Restructuring charges in the Consolidated Statement of Operations during the quarter ended March 31, 2001. Most of the impaired assets will continue to be utilized until the September 30, 2001 plant closure date, at which time they will be removed and sold or scrapped. A smaller portion of the assets relating to SMT production were removed from use and disposed of during the second quarter of 2001.

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

         Second Quarter 2001 Restructuring Charge

         During the three months ended June 30, 2001, management recorded a restructuring provision of $3.2 million, primarily relating to the closure of the Boston DSP design center and severance of approximately 40 other employees. Costs included in the charges were: (i) employee termination and other related costs; (ii) facility and leasehold improvement charges related to vacating the design center; (iii) write-downs of property and equipment impaired as a result of the restructuring; (iv) capitalized software write-downs associated with the discontinuance of the DSP design center; and (v) other charges including legal and accounting fees. The Company anticipates that substantially all of the personnel charges will be paid and all of the property and equipment disposals will be completed by the end of September 2001. Facility charges will continue to be paid and will be taken against the accrual once the premises are vacated and until the lease has expired or the building has been sub-leased. Of the $3.2 million in restructuring charges, approximately $1.5 million will consist of cash expenditures.

         The following table summarizes the restructuring charges, write-offs, and expenditures relating to the second quarter restructuring charge:

                               Employee
                              termination    Leasehold
                              and related   improvements    Property      Capitalized     Other
                                 costs      and facilitiesand equipment    software      charges       Total
                              ------------  ------------  --------------  ------------ ------------ ------------
Restructuring costs               $ 1,298       $   249         $    51       $ 1,521      $   100      $ 3,219
Expenditures                                                                                                  -
Write-offs                                         (109)            (51)       (1,521)                   (1,681)
                              ------------  ------------  --------------  ------------ ------------ ------------
Balance accrued
  as of June 30, 2001             $ 1,298       $   140         $     -       $     -      $   100      $ 1,538
                              ============  ============  ==============  ============ ============ ============

         Employee termination costs consist of severance and insurance benefits and related costs associated with the elimination of 18 positions at of the Boston DSP design center along with approximately 40 other positions, as announced by the Company on June 27, 2001. Approximately 80 percent of these terminations were completed by June 30, 2001 with the remainder to be completed by September 30, 2001.

         Included in the facilities charge is $.1 million related to the future abandonment of leased space at the Company's Boston Design Center. Lease costs for these facilities will be charged against the restructuring accrual on a monthly basis upon vacation of the premises, until the lease contracts expire or the facilities are sub-leased. Leasehold improvements totaling $.1 million which relate to the Boston Design Center were written off as of June 30, 2001 when normal business activities in the Boston office ceased.

         As a result of the decision to close the Boston Design Center, an analysis was conducted and certain property and equipment at the site was deemed to be impaired. Accordingly, all furniture, fixtures, office equipment, and engineering test equipment expected to be sold or scrapped were written down to estimated recovery values as of June 30, 2001. No adjustments were made for assets expected to be transferred for use at one of the Company's other locations. The $.1 million charge to write down the impaired assets is included in Restructuring charges in the Consolidated Statement of Operations.

         During the three months ended June 30, 2001, management discontinued all capitalized software efforts at the Boston design center. As a result, the Company wrote off $1.5 million relating to these capitalized software projects as there will be no future revenue associated with them. This write-off is included in Restructuring charges in the Consolidated Statement of Operations.


8.       Earnings Per Share

         Net income (loss) per share is based on the weighted average number of shares of common stock and common stock equivalents (stock options) outstanding during the periods, computed using the treasury stock method. This calculation does not include the effects of the convertible debt or stock options as they were anti-dilutive, nor the effect of stock options in the first six months of 2001 because of the net loss.

Weighed average shares consisted of the following:

                                                   Three                         Six
                                                months ended                 months ended
                                         -------------------------- -------------------------
                                           June 30,      June 30,     June 30,     June 30,
                                             2001          2000         2001         2000
                                         ------------  ------------ ------------ ------------
Weighted average shares (basic)               17,218        16,905       17,174       16,788
Effect of dilutive stock options                   -         1,288            -        1,411
                                         ------------  ------------ ------------ ------------
Weighted average shares (diluted)             17,218        18,193       17,174       18,199
                                         ============  ============ ============ ============




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

         The Company's chief operating decision-maker is considered to be the President and Chief Executive Officer (CEO). The Company's CEO evaluates both consolidated and disaggregated financial information in deciding how to allocate resources and assess performance. The CEO receives certain disaggregated information for three operating divisions within the Company.

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

         Information about the Company's geographic sales and long-lived asset information by geographic area is as follows:

                                                            Revenues
                                --------------------------------------------------------------
                                      Three months ended              Six months ended
                                ------------------------------- ------------------------------
                                   June 30,        June 30,        June 30,        June 30,
Country                              2001            2000            2001            2000
-------                              ----            ----            ----            ----
United States                         $ 30,958        $ 49,459       $  56,660       $ 95,761
Europe                                  26,317          34,299          51,563         67,001
Asia Pacific - Japan                     3,035           2,412           6,146          4,230
Other foreign                            1,493               -           3,593            472

                                ---------------  -------------- ---------------   ------------
Total                                 $ 61,803        $ 86,170       $ 117,962       $167,464
                                ===============  ============== ===============   ============


                                       Long Lived Assets
                                 -------------------------------
                                   June 30,          Dec 31,
Country                              2001             2000
-------                              ----             ----

United States                         $ 23,537         $ 26,929
Europe                                     892            1,138
Asia Pacific - Japan                        49               61
                                 --------------   --------------
                                      $ 24,478         $ 28,128
                                 ==============   ==============


         Two customers accounted for $13.0 million, or 21.0% of the total revenue for the three months ended June 30, 2001, and $30.2 million, or 25.6% of total revenue for the six months ended June 30, 2001. One customer accounted for $10.8 million, or 12.5%, of total revenue for the three months ended June 30, 2000, and $22.8 million, or 13.6%, of total revenue for the six months ended June 30, 2000.

10.      Acquisitions

         S-Link Acquisition

     On April 20, 2001 the Company acquired privately-held S-Link Corporation in a cash transaction valued at approximately $4.7 million. The Company anticipates that the acquisition will enhance its technology and building blocks for signaling applications within packet networks. The acquisition of S-Link was accounted for using the purchase method. The results of operations for S-Link have been included in the financial statements since the date of acquisition. The aggregate purchase price of $4.7 million was allocated to fixed assets ($.2 million), goodwill ($2.8 million), and other intangible assets relating to acquired technology ($1.7 million).

         Unaudited Pro Forma Disclosure of Acquisitions

         The following unaudited pro forma information presents the results of operations of the Company as if the acquisitions described above had occurred as of beginning of the period presented, after giving effect to adjustments of amortization of goodwill and the estimated impact on the income tax provision. The unaudited pro forma information is not necessarily indicative of what the consolidated results of operations for future periods or that actually would have been realized had RadiSys and S-Link been a consolidated entity during the periods presented.


                                       Six Months Ended   Six Months Ended
                                         June 30, 2001     June 30, 2000
                                          (unaudited)       (unaudited)
                                       ----------------   -------------------
Revenues                                   $118,137          $167,839

Net income (loss)                           (18,575)           12,454

Net income (loss) per share (basic)           (1.08)             0.74

Net income(loss) per share (diluted)          (1.08)             0.68



11.      Subsequent Events

         Subsequent to the quarter ended June 30, 2001, RadiSys Corporation and Microware Systems Corporation announced that they had entered into a definitive agreement under which a wholly owned subsidiary of the Company would commence a cash tender offer to purchase all outstanding shares of common stock of Microware at $0.68 per share. The tender offer expired on August 10, 2001, and the Company accepted all of the tendered shares for payment. The Company expects to consummate the Microware acquisition in late August. At that time, the Company's wholly owned subsidiary would be merged with and into Microware, with Microware surviving the merger as a wholly owned subsidiary of the Company.


Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (in thousands)


OVERVIEW

         Total revenue was $61.8 million for the three months ended June 30, 2001 compared to $86.2 million for the three months ended June 30, 2000 and $118.0 million for the six months ended June 30, 2001 compared to $167.5 million for the six months ended June 30, 2000. The Company had a net loss of $9.5 million for the three months ended June 30, 2001 compared to net income of $6.8 million for the three months ended June 30, 2000 and a net loss of $17.9 million for the six months ended June 30, 2001 compared to net income of $13.5 million for the six months ended June 30, 2000.

         The net loss for the three months ended June 30, 2001 includes, before income tax, restructuring charges of $3.2 million and other adjustments of $7.2 million. The restructuring charges are related to the closure of the Company's Boston design center and severance of approximately 40 other employees. The Company expects that this restructuring decision will result in improved operating performance by approximately $1.5 million per quarter once the plan has been fully implemented. Other adjustments for the three months ended June 30, 2001 include a $6.8 million inventory write-down related to the Company's reduced demand and decreasing component prices in the marketplace and $.4 million of severance costs not related to the restructuring. The net loss for the six months ended June 30, 2001 also includes the Company's first quarter restructuring charges of $9.8 million and other adjustments during the first quarter of $5.1 million before income taxes. The first quarter restructuring charges are primarily the result of the decision to consolidate all internal manufacturing operations out of the Houston, Texas manufacturing plant into the Company's Hillsboro, Oregon plant, the closure of certain sales offices in France and Germany, and the elimination of approximately 200 positions from throughout the Company. The Company expects that the first quarter restructuring decision will result in lower manufacturing costs and improve operating performance by approximately $8.0 million per year once the plan has been fully implemented. Other adjustments for the three months ended March 31, 2001 include: $3.9 million of inventory write-downs related to the Company's consolidation of manufacturing operations, acceleration of the Company's end-of-life strategy on non-strategic products and for excess materials resulting from reduced demand; $.8 million in charges to consolidate other Company facilities, and a $.4 million permanent write-down of an investment received in connection with a prior divestiture.

         On April 20, 2001 the Company acquired privately-held S-Link Corporation in a cash transaction valued at approximately $4.7 million. The Company anticipates that the acquisition will enhance its technology and building blocks for signaling applications within packet networks. The acquisition of S-Link was accounted for using the purchase method.

         On July 2, 2001, the Company and Microware Systems Corporation announced that they had entered into a definitive agreement under which a wholly owned subsidiary of the Company would commence a cash tender offer to purchase all outstanding shares of common stock of Microware at $0.68 per share. The tender offer expired on August 10, 2001, and the Company accepted all of the tendered shares for payment. The Company expects to consummate the Microware acquisition in late August. At that time, the Company's wholly owned subsidiary would be merged with and into Microware, with Microware surviving the merger as a wholly owned subsidiary of the Company. The Company will pay approximately $13.1 million to acquire all of the outstanding shares of Microware's common stock. In addition, the Company has paid $2.2 million on Microware's behalf to retire certain equity and debt securities of Microware. The Company anticipates that the Microware acquisition will provide a network processor family and will offer customers complete faster-to-market solutions for certain applications.


REVENUES
                  Three months ended                    Six months ended
                  ------------------                    ----------------
           June 30,  Percentage  June 30,        June 30,  Percentage  June 30,
             2001      Change      2000            2001      Change      2000
             ----      ----      -------           ----      ----        ----
Revenues   $61,803     (28%)     $86,170         $117,962    (30%)     $167,464


         Revenues decreased by $24.4 million or 28% for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 and decreased by $49.5 million or 30% for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. The decrease in revenues for the three and six months ended June 30, 2001 was primarily attributable to lower customer sales as a result of the continued downturn in the business of most of the Company's customers and generally poor economic conditions. The Company's top five customers collectively represented approximately 42% of total revenues for the three months ended June 30, 2001, and 48% of total revenues for the six months ended June 30, 2001. The Company does not expect its restructuring events to impact future revenues.

COST OF SALES
                               Three months ended                      Six months ended
                               ------------------                      ----------------
                         June 30,  Percentage  June 30,         June 30,  Percentage  June 30,
                           2001      Change      2000             2001      Change      2000
                           ----      -------     ----             ----      ------      ----
Cost of sales            $51,513      (7%)      $55,635          $97,924     (9%)     $108,071
  As a % of revenues        83%                    65%              83%                  65%

         Cost of sales decreased by $4.1 million or 7% for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 and decreased $10.1 million or 9% for the six months ended June 30, 2001 compared to the six months ended June 30, 2000 . The cost of sales decrease was a result of the decrease in revenue during the six months ended June 30, 2001. The increase in cost of sales as a percentage of revenues for the three months and six months ended June 30, 2001 was due to inventory write-downs of $3.9 million and $6.8 million in the first and second quarters of 2001, respectively, and due to reduced utilization of manufacturing capacity relating to the decrease in revenues. As revenue volume increases, the Company will experience decreases in cost of sales as a percentage of revenues as a result of manufacturing efficiencies and the effects of cost savings from the restructuring activities, which are expected to be partially realized beginning in the third quarter of 2001 and fully realized by the fourth quarter of 2001.


RESEARCH AND DEVELOPMENT

                                    Three Months Ended                         Six Months Ended
                                    ------------------                         ----------------
                               June 30,  Percentage  June 30,           June 30,  Percentage  June 30,
                                2001      Change      2000               2001      Change      2000
                                ----      ------      ----               ----      ------      ----
Research and development       $9,167      (2%)      $9,306             $18,451      1%       $18,286
   As a % of revenues            15%                   11%                16%                   11%

         Research and development expenses decreased by $.1 million or 2% for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 and increased $.2 million or 1% for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. The decrease for the three months ended June 30, 2001 is a result of lower spending as a result of additional cost control measures originally implemented during the first quarter of 2001 and fully in effect for the second quarter. These cost savings were offset by increases in engineering headcount since June 30, 2000. The increase for the six months ended June 30, 2001 was primarily attributable to the increase in engineering headcount since June 30, 2000 of approximately 15 people, but was only partially offset by lower spending as a result of cost control measures implemented during the quarter ended March 31, 2001. The increase as a percentage of revenue for the three and six months ended June 30, 2001 was associated with the decline in revenue during the quarter. The Company expects savings in research and development expense resulting from the Boston design center closure, but anticipates these savings will be offset by an increase in research and development costs going forward as a result of the April 2001 acquisition of S-Link Corporation.


SELLING, GENERAL AND ADMINISTRATIVE

                                Three Months Ended                   Six Months Ended
                              ------------------                     ----------------
                          June 30,  Percentage  June 30,     June 30,  Percentage  June 30,
                            2001      Change      2000         2001      Change      2000
                            ----      ------      ----         ----      ------      ----
Selling, general and
  administrative          $8,708       (10%)    $9,707       $18,114      (6%)      $19,249

  As a % of revenues         14%                   11%          15%                   11%

         Selling, general and administrative (SG&A) expenses decreased by $1.0 million or 10% for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 and decreased $1.1 million or 6% for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. The decrease is due to lower spending as a result of cost control measures and a reduction in sales commission expense related to lower sales. This decrease was partially offset by investments made in the Company's infrastructure during the latter half of 2000, including the implementation of SAP. The increase as a percentage of revenue is associated with decreased revenue volume during the three months and six months ended June 30, 2001.

GOODWILL AND INTANGIBLES AMORTIZATION

                                Three Months Ended                   Six Months Ended
                              ------------------                     ----------------
                          June 30,  Percentage  June 30,     June 30,  Percentage  June 30,
                            2001      Change      2000         2001      Change      2000
                            ----      ------      ----         ----      ------      ----
Goodwill and intangibles
  amortization            $1,656       (4%)      $1,727      $3,212      (7%)      $3,451
  As a % of revenues          3%                    2%          3%                    2%

         Goodwill amortization expense decreased by $.07 million or 4% for the three months ended June 30, 2001, compared to the three months ended June 30, 2000 and $.2 million or 7% for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. During the third quarter of 2000 management revised its estimate of total goodwill associated with the 1999 acquisition of Open Computing Platform (OCP), based upon the future expected obligation to IBM as defined in the acquisition agreement. As a result, this change in estimate reduced the amortization recorded for OCP during the three months and six months ended June 30, 2001 compared to the three and six months ended June 30, 2000. This decrease was partially offset by amortization of $.1 million related to the S-Link acquisition, of which $2.8 million was recorded as goodwill. Amortization periods for goodwill and intangibles range from five to fifteen years.


RESTRUCTURING CHARGES

         First Quarter 2001 Restructuring Charge

                                Three Months Ended                   Six Months Ended
                              ------------------                     ----------------
                          June 30,  Percentage  June 30,     June 30,  Percentage  June 30,
                            2001      Change      2000         2001      Change      2000
                            ----      ------      ----         ----      ------      ----
Restructuring charges      $3,219                $  -         $13,062                $  -
   As a % of revenues         5%                                  11%

         In March 2001, the Company recorded restructuring charges of $9.8 million, primarily the result of management's decision to close its Houston, Texas manufacturing plant and consolidate all internal manufacturing operations into the Company's Hillsboro, Oregon plant. Additionally, certain sales offices were consolidated and end-of-life programs were accelerated on non-strategic products. These decisions were made in light of overall market conditions and economic downturns experienced in the latter part of the fourth quarter of 2000 and, more significantly, during the first quarter of 2001. In 2000, the Company began migrating board assembly work to its Oregon plant, and in January 2001, announced its plan to complete board assembly consolidation. As the quarter progressed, management recognized the need for even greater operating efficiency and decided to completely eliminate manufacturing operations in Texas by September 30, 2001. The Company will continue to operate a major design center in Houston as well as a product repair center. The Company expects that this decision will result in lower manufacturing costs and will improve operating performance by approximately $8.0 million per year once the plan has been fully implemented.

         Costs included in the charges were: (i) employee termination and other related costs; (ii) facility and leasehold improvement charges related to vacating the manufacturing plant and two international sales offices; (iii) write-downs of property and equipment impaired as a result of the restructuring;
(iv) capitalized software write-downs associated with end-of-life product strategies as a result of the restructuring; and (v) other charges including legal and accounting fees. The Company anticipates that substantially all of the personnel charges will be paid and all of the property and equipment disposals will be completed by the end of September 2001. Facility charges will continue to be paid and will be taken against the accrual once premises are vacated and until the leases have expired or the buildings have been sub-leased. Of the $9.8 million in restructuring charges, approximately $5.4 million will consist of cash expenditures.

         The following table summarizes the restructuring charges, write-offs, and expenditures relating to these initiatives, which commenced during the quarter ended March 31, 2001:

                                 Employee
                                termination    Leasehold
                                and related  improvements      Property    Capitalized    Other
                                   costs     and facilities and equipment   software     charges      Total
                                ------------ -------------- -------------  -----------  --------  ------------
Restructuring costs              $    2,777     $    3,434    $    2,460   $   1,067   $    105    $   9,843
Expenditures                           (159)                                                            (159)
Write-offs                                                        (2,460)     (1,067)                 (3,527)
                                ------------ -------------- -------------  -----------  --------  ------------
Balance of accrued
  restructuring, March 31, 2001  $    2,618     $    3,434    $        -   $       -   $    105    $   6,157
                                ------------ -------------- -------------  -----------  --------  ------------

Expenditures                         (1,395)           (60)                                 (43)      (1,498)
                                ------------ -------------- -------------  -----------  --------  ------------
Balance accrued
  as of June 30, 2001            $    1,223     $    3,374    $        -   $       -   $     62    $   4,659
                                ============ ============== =============  ===========  ========  ============

         Employee termination costs consist of severance and insurance benefits and related costs associated with the elimination of approximately 150 manufacturing positions in Houston, Texas along with approximately 50 other positions in supporting functions (procurement, information systems, general and administrative) and sales as announced by the Company on March 30, 2001. Approximately 60 percent of these terminations were completed by June 30, 2001 with the remainder expected to be completed by September 30, 2001. The Company paid $1.4 million of severance costs during the three months ended June 30, 2001.

         Included in the leasehold improvements and facilities charge is $2.4 million related to the future abandonment of leased space at the Company's Houston plant and vacant sales offices in France and Germany. Lease costs and amortization of leasehold improvements for these facilities will be charged against the restructuring accrual on a monthly basis upon vacation of the premises, until the lease contracts expire or the facilities are sub-leased. Leasehold improvements approximating $1.0 million relate to the Houston site, which is expected to be occupied through September 2001. During the three months ended June 30, 2001 the Company charged $.06 million of lease costs and amortization of leasehold improvements against the restructuring accrual.

         As a result of the decision to close the Houston manufacturing plant, an analysis was conducted and the majority of property and equipment at the site was deemed to be impaired. Accordingly, all furniture, fixtures, manufacturing and office equipment expected to be sold or scrapped were written down to estimated recovery values as of March 31, 2001. No adjustments were made for assets expected to be transferred for use at the Company's Hillsboro location. Most of the impaired assets will continue to be utilized until the September 30, 2001 plant closure date, at which time they will be removed and sold or scrapped. A smaller portion of the assets relating to SMT production were removed from use and disposed of during the second quarter of 2001.

         During the quarter ended March 31, 2001, management discontinued all non-strategic in-process capitalized software efforts. As a result of these decisions, the Company wrote off $1.1 million relating to these capitalized software projects as there will be no future revenue associated with them. This write-off is included in Restructuring charges in the Consolidated Statement of Operations.

         Second Quarter 2001 Restructuring Charge

         In June 2001, management recorded a restructuring provision of $3.2 million, primarily relating to the closure of the Boston DSP design center and severance of approximately 40 other employees. The decision to close the design center and eliminate positions was a result of a thorough review of the Company's infrastructure with the goal of achieving profitability and reducing its break-even point in subsequent quarters.

         Costs included in the charges were: (i) employee termination and other related costs; (ii) facility and leasehold improvement charges related to vacating the design center; (iii) write-downs of property and equipment impaired as a result of the restructuring; (iv) capitalized software write-downs associated with end-of-life product strategies as a result of the restructuring; and (v) other charges including legal and accounting fees. The Company anticipates that substantially all of the personnel charges will be paid and all of the property and equipment disposals will be completed by the end of September 2001. Facility charges will continue to be paid and will be taken against the accrual once the premises are vacated and until the lease has expired or the building has been sub-leased. Of the $3.2 million in restructuring charges, approximately $1.5 million will consist of cash expenditures.

         The following table summarizes the restructuring charges, write-offs, and expenditures relating to the second quarter restructuring charge:

                          Employee
                         termination    Leasehold
                         and related   improvements     Property      Capitalized     Other
                            costs     and facilities  and equipment    software      charges       Total
                         -----------  --------------  --------------  ------------ ------------ ----------
Restructuring costs        $  1,298      $    249        $     51       $ 1,521     $    100     $  3,219
Expenditures                                                                                            -
Write-offs                                   (109)            (51)       (1,521)                   (1,681)
                         -----------  --------------  --------------  ------------ ------------ ----------
Balance accrued
  as of June 30, 2001      $  1,298      $    140        $      -       $     -     $    100     $  1,538
                         ===========  ==============  ==============  ============ ============ ==========


         Employee termination costs consist of severance and insurance benefits and related costs associated with the elimination of 18 positions at the Boston DSP design center along with approximately 40 other positions, as announced by the Company on June 27, 2001. Approximately 80 percent of these terminations were completed by June 30, 2001 with the remainder expected to be completed by September 30, 2001. The Company expects that this decision will result in lower manufacturing costs and will improve operating performance by approximately $1.5 million per quarter once the plan has been fully implemented.

         Included in the leasehold improvements and facilities charge is $.1 million related to the future abandonment of leased space at the Company's Boston design center. Lease costs for this facility will be charged against the restructuring accrual on a monthly basis upon vacation of the premises, until the lease contract expires or the facility is sub-leased. Leasehold improvements totaling $.1 million which relate to the Boston design center were written off as of June 30, 2001 when normal business activities in the Boston office ceased.

         As a result of the decision to close the Boston design center, an analysis was conducted and certain property and equipment at the site was deemed to be impaired. Accordingly, all furniture, fixtures, office equipment, and engineering test equipment expected to be sold or scrapped were written down to estimated recovery values as of June 30, 2001. No adjustments were made for assets expected to be transferred for use at one of the Company's other locations. The $.1 million charge to write down the impaired assets is included in Restructuring charges in the Consolidated Statement of Operations.

         During the three months ended June 30, 2001, management discontinued all capitalized software efforts at the design center. As a result of this decision, the Company wrote off $1.5 million relating to these capitalized software projects as there will be no future revenue associated with them. This write-off is included in Restructuring charges in the Consolidated Statement of Operations.



INTEREST INCOME AND OTHER INCOME

                                   Three Months Ended                   Six Months Ended
                                 ------------------                     ----------------
                             June 30,  Percentage  June 30,     June 30,  Percentage  June 30,
                               2001      Change      2000         2001      Change      2000
                               ----      ------      ----         ----      ------      ----
Interest income, net           $70        (73%)      $260         $594       193%       $203
Other income (expense), net   ($17)       (93%)     ($232)       ($724)     (220%)      $606


          Net interest income decreased $.2 million for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 and increased $.4 million for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. During the three and six months ended June 30, 2001 the Company earned interest on short-term investments, which was offset by interest expense incurred on the $100 million of convertible notes. During the second quarter of 2001, the Company received less interest income on short-term investments than during the first quarter of 2001 because of continued decreases in market interest rates offered on short-term investments. During the three and six months ended June 30, 2000 the Company did not hold any short-term investments. The Company's increased supply of cash for investing during the three and six months ended June 30, 2001 originated primarily from the Company's $100 million convertible debt issuance in the third quarter of 2000. Also contributing to the fluctuation in net interest income was the existence of $13.9 million outstanding on a $20.0 million line of credit with a bank at an interest rate of 8.5% during the three and six months ended June 30, 2000. There were no amounts outstanding on the line of credit at any time during the six months ended June 30, 2001.

         Net other expense decreased by $.2 million for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 and increased by $1.3 million for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. The Company wrote down its investment in common stock of GA eXpress (GA) to market value, recognizing a loss of $.4 million for the three months ended March 31, 2001. The impact of foreign exchange rate fluctuations for the three months ended March 31, 2001 resulted in expense of approximately $.3 million. Adding to the fluctuation in Other income for the six months ended June 30, 2001 compared to the six months ended June 30, 2000, the Company sold 367 shares of GA common stock during the first quarter of 2000, resulting in a gain of $.9 million.

INCOME TAX PROVISION (BENEFIT)

                                      Three Months Ended                   Six Months Ended
                                    ------------------                     ----------------

                                June 30,  Percentage  June 30,     June 30,  Percentage  June 30,
                                  2001      Change      2000         2001      Change      2000
                                  ----      ------      ----         ----      ------      ----
Income tax provision (benefit)  ($2,945)    (199%)     $2,977      ($14,991)   (361%)      5,739

         The effective income tax rate for the six months ended June 30, 2001 was a benefit of 45.5% compared to a 30.0% tax provision rate for the six months ended June 30, 2000. The change in the effective rate from June 30, 2000 to June 30, 2001 is primarily due to net losses incurred year-to-date and resulting lower estimated pre-tax income, expected research and development tax credit benefits for 2001, and anticipated tax benefits associated with the Company's offshore operations and foreign sales corporations.

LIQUIDITY AND CAPITAL RESOURCES

          As of June 30, 2001, the Company had $60.9 million in cash and cash equivalents, $64.0 million in short-term investments, and working capital of approximately $188.7 million.

         Cash and cash equivalents decreased by $63.2 million during the six months ended June 30, 2001 from $124.1 million at December 31, 2000. Activities impacting cash and cash equivalents are as follows:



                                                              Six months ended
                                                             ------------------
                                                             June 30,   June 30,
                                                               2001        2000
                                                               ----        ----
         Cash provided by (used for) operating activities    $ (1.9)     $ 26.5
         Cash used for investing activities                   (64.4)       (6.8)

         Cash provided by financing activities                  3.0         7.0
         Effect of exchange rate changes on cash                0.1           -
                                                             -------     -------
         Net increase (decrease)                             $(63.2)     $ 26.7
                                                             =======     =======



         The fluctuation in operating cash generation for the six months ended June 30, 2001 compared to the six months ended June 30, 2000 is primarily due to the Company's net loss of $17.9 million as of June 30, 2001. Also impacting the decrease was an $11.2 million decrease in accounts payable, an $8.0 million decrease in income tax payable, and an $8.6 million increase in deferred income taxes. This decrease in operating cash was partially offset by the Company's decrease in accounts receivable of $23.3 million and the Company's decision to write off $2.6 million of fixed assets, $2.5 million of capitalized software and $10.7 million of inventory.

         Significant investing activities affecting cash for the six months ended June 30, 2001 included $64.0 million in purchases of short-term investments, business acquisition expenditures of $5.2 million, $2.9 million in capital expenditures, and $1.7 million in capital software additions. Business acquisitions primarily consisted of the purchase of S-Link for $4.7 million ($4.5 million of goodwill and $.2 million of capital expenditures) and the increased purchase price recorded for the OCP acquisition of $.7 million based upon a formula tied to certain OCP revenues pursuant to the acquisition agreement. Capital expenditures primarily consisted of assets acquired from S-Link and network upgrades.

         The Company's financing activities for the six months ended June 30, 2001 included $3.1 million in net proceeds from common stock issuance in connection with the exercise of options under the 1995 Stock Incentive Plan and the purchase of shares under the 1996 Employee Stock Purchase Plan.

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

         o difficulties in integrating acquired businesses and assets, including S-Link;

         o     difficulty implementing restructuring activities; and

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

Interest Rate Risk. The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers. The Company attempts to protect and preserve its invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due to the short duration of the Company's investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of the portfolio. Therefore, the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

Foreign Currency Risk. The Company pays the expenses of its international operations in local currencies. The Company's international operations are subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely affected by changes in these or other factors. The Company is also exposed to foreign exchange rate fluctuations as they relate to revenues, operating expenses, and net assets as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Because exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on the Company for the six months ended June 30, 2001 and for the six months ended June 30, 2000 was not material.

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

PART II
                               OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting on May 15, 2001, the holders of the Company's outstanding Common Stock took the actions described below. As of the record date for the Annual Meeting, 17,166,827 shares of Common Stock were issued and outstanding and entitled to vote.

         1. The shareholders elected each of Dr. Glenford J. Myers, James F. Dalton, Richard J. Faubert, C. Scott Gibson, Jean-Pierre D. Patkay, Jean-Claude Peterschmitt and Carl W. Neun to the Company's Board of Directors, by the votes indicated below, to serve for the ensuing year.

         Dr. Glenford J. Myers

                      15,520,888    shares in favor
                          66,253    shares against or withheld
                               0    abstentions
                               0    broker nonvotes

         James F. Dalton

                      15,328,144    shares in favor
                         258,997    shares against or withheld
                               0    abstentions
                               0    broker nonvotes

         Richard J. Faubert

                      15,477,545    shares in favor
                         109,596    shares against or withheld
                               0    abstentions
                               0    broker nonvotes

         C. Scott Gibson

                      15,479,443    shares in favor
                         107,698    shares against or withheld
                               0    abstentions
                               0    broker nonvotes

         Jean-Pierre D. Patkay

                      15,519,783    shares in favor
                          67,358    shares against or withheld
                               0    abstentions
                               0    broker nonvotes

         Jean-Claude Peterschmitt

                      15,514,777    shares in favor
                          72,364    shares against or withheld
                               0    abstentions
                               0    broker nonvotes

         Carl W. Neun

                      15,519,075    shares in favor
                          68,066    shares against or withheld
                               0    abstentions
                               0    broker nonvotes

         2. The shareholders adopted, by the vote indicated below, an amendment to the Company's 1996 Employee Stock Purchase Plan to increase the number of shares of Common Stock of the Company that may be issued pursuant to the Plan from 1,250,000 shares to 1,750,000.

                       15,103,118   shares in favor
                          447,648   shares against or withheld
                           36,375   abstentions
                                0   broker nonvotes

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  2.1 Agreement and Plan of Merger, dated as of June 29, 2001, by and among the Company, Drake Merger Sub, Inc. and Microware Systems Corporation. Incorporated by reference to Exhibit (d)(1) to the Tender Offer Statement filed by the Company on Schedule TO dated July 5, 2001, SEC File No. 005-49337.

                  10.1     1996 Employee Stock Purchase Plan, as amended.

                  10.2 Executive Severance and Change of Control Agreement dated April 23, 2001 between the Company and Robert Dunne.

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:   August 13, 2001     RADISYS CORPORATION

                            By:/s/GLENFORD J. MYERS
                               ---------------------------

                            Glenford J. Myers
                             Chief Executive Officer and President,
                             acting Chief Financial Officer
                            (Authorized officer and Principal Financial Officer)

                                  EXHIBIT INDEX



         Exhibit No.                            Description

         2.1 Agreement and Plan of Merger, dated as of June 29, 2001, by and among the Company, Drake Merger Sub, Inc. and Microware Systems Corporation. Incorporated by reference to Exhibit (d)(1) to the Tender Offer Statement filed by the Company on Schedule TO dated July 5, 2001, SEC File No. 005-49337.

         10.1              1996 Employee Stock Purchase Plan, as amended.

         10.2 Executive Severance and Change of Control Agreement dated April 23, 2001 between the Company and Robert Dunne.