Form 10-Q
period 2001-09-30
RADISYS CORP
filed 2001-11-13
CIK 873044

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    Form 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                for the quarterly period ended September 30, 2001

                                       or

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 for the transition period from ______ to ______


                           Commission File No. 0-26844



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


                              Yes __X___ No ______


The number of shares of the registrant's common stock outstanding on November 8, 2001 was 17,360,560 shares.

                               RADISYS CORPORATION

                          PART I. FINANCIAL INFORMATION


                                                                                         Page No.
                                                                                         --------
Item 1.  Consolidated Financial Statements (Unaudited)

         Consolidated Balance Sheets - September 30, 2001 and December 31, 2000             3

         Consolidated Statements of Operations - Three months ended September
         30, 2001 and 2000, and nine months ended September 30, 2001 and 2000               4

         Consolidated Statement of Changes in Shareholders' Equity - December 31,
         2000 through September 30, 2001                                                    5

         Consolidated Statements of Cash Flows - Nine months ended September 30,
         2001 and 2000                                                                      6

         Notes to Consolidated Financial Statements                                         7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                     13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                        22





                  PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                                  23

Signatures                                                                                 24
















                               RadiSys Corporation
                           Consolidated Balance Sheets
                                 (In thousands)


                                                              September 30,        December 31,
                                                                  2001                2000
                                                             ---------------     ---------------
                                                               (Unaudited)
ASSETS
   Current assets
     Cash and cash equivalents                                   $   47,495          $  124,086
     Short term investments                                          62,344               9,799
     Accounts receivable, net                                        42,448              68,241
     Inventories, net                                                42,835              53,247
     Other current assets                                             3,556               2,783
     Deferred income taxes                                            6,185               4,682
                                                             ---------------    ----------------
        Total current assets                                        204,863             262,838

   Property and equipment, net                                       33,644              28,128
   Goodwill and intangible assets, net                               46,957              30,444
   Other assets                                                      21,055              12,593
                                                             ---------------    ----------------

        Total assets                                             $  306,519          $  334,003
                                                             ===============    ================

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities
     Accounts payable                                            $   15,620          $   32,602
     Accrued restructuring                                            4,759                   -
     Accrued interest payable                                           691               2,185
     Income taxes payable                                                 -               5,642
     Accrued wages and bonuses                                        5,729               7,876
     Other accrued liabilities                                       12,344               9,176
                                                             ---------------    ----------------
        Total current liabilities                                    39,143              57,481

   Convertible subordinated notes                                    97,429              97,191
   Mortgage payable                                                   6,690                   -
                                                             ---------------    ----------------

        Total liabilities                                           143,262             154,672
                                                             ---------------    ----------------

   Shareholders' equity:
     Common stock - 100,000 shares authorized; 17,287 and 17,070 shares outstanding at September 30, 2001 and
       December 31, 2000                                            157,912             153,482
     Retained earnings                                                6,652              27,766
       Accumulated other comprehensive loss:
         Cumulative translation adjustment                           (1,262)             (1,917)
         Unrealized loss on securities available for sale               (45)                  -
                                                             ---------------    ----------------

        Total shareholders' equity                                  163,257             179,331
                                                             ---------------    ----------------

        Total liabilities and shareholders' equity               $  306,519          $  334,003
                                                             ===============    ================

         The accompanying notes are an integral part of this statement.

                               RadiSys Corporation
                      Consolidated Statements of Operations
               (In thousands, except per share amounts, unaudited)

                                                      Three Months Ended                 Nine Months Ended
                                                         September 30,                      September 30,
                                                  -------------------------------    -------------------------------
                                                      2001             2000              2001             2000
                                                  -------------    --------------    -------------    --------------
Revenues                                             $  53,902         $  90,719        $ 171,864         $ 258,183
Cost of sales                                           40,356            59,338          138,280           167,409
                                                  -------------    --------------    -------------    --------------

Gross profit                                            13,546            31,381           33,584            90,774

Research and development                                 8,395             9,542           26,846            27,828
Selling, general and administrative expense              8,398             9,716           26,512            28,965
Goodwill and intangibles amortization                    2,025             1,557            5,237             5,008
Restructuring charges                                        -                 -           13,062                 -
                                                  -------------    --------------    -------------    --------------

Income (loss) from operations                           (5,272)           10,566          (38,073)           28,973

Interest income (expense), net                            (132)              403              462               606
Other income (expense), net                               (360)              333           (1,084)              939
                                                  -------------    --------------    -------------    --------------

Income (loss) before income tax provision
   (benefit)                                            (5,764)           11,302          (38,695)           30,518

Income tax provision (benefit)                          (2,590)            2,115          (17,581)            7,854
                                                  -------------    --------------    -------------    --------------

Net income (loss)                                   $   (3,174)        $   9,187        $ (21,114)        $  22,664
                                                  =============    ==============    =============    ==============

Net income (loss) per share (basic)                 $    (0.18)        $     .54        $   (1.23)        $    1.34
                                                  =============    ==============    =============    ==============

Net income (loss) per share (diluted)               $    (0.18)        $     .50        $   (1.23)        $    1.24
                                                  =============    ==============    =============    ==============

Weighted average shares outstanding (basic)             17,308            17,144           17,219            16,907
                                                  =============    ==============    =============    ==============

Weighted average shares outstanding (diluted)           17,308            18,475           17,219            18,291
                                                  =============    ==============    =============    ==============



         The accompanying notes are an integral part of this statement.

                               RadiSys Corporation
            Consolidated Statement of Changes in Shareholders' Equity
                            (In thousands, unaudited)


                                                        Cumulative    Unrealized                             Total other
                                     Common Stock       translation    loss on     Retained                 comprehensive
                                  Shares      Amount    adjustment    securities   earnings      Total          loss
                                ---------- ----------- -------------  ----------- ------------ ----------- ----------------
Balances, December 31, 2000        17,070    $153,482     $  (1,917)    $     -    $  27,766    $179,331

Shares issued pursuant to
   benefit plans                                4,851                                              4,851
Tax benefit of options
   exercised                          289         575                                                575
Shares repurchased                    (72)       (996)                                              (996)
Translation adjustment                                          655                                  655         $    655

Unrealized loss on securities                                               (45)                     (45)        $    (45)

Net loss for the period                                                              (21,114)    (21,114)        $(21,114)
                                ---------- ----------- -------------  ----------- ------------ ----------- ----------------
Balances, September 30, 2001       17,287    $157,912     $  (1,262)    $   (45)   $   6,652    $163,257
                                ========== =========== =============  =========== ============ ===========

Total other comprehensive
   loss, nine months ended
   September 30, 2001                                                                                            $(20,504)
                                                                                                           ================


















         The accompanying notes are an integral part of this statement.

                               RadiSys Corporation
                      Consolidated Statements of Cash Flows
                            (In thousands, unaudited)
                                                                                           Nine Months Ended September 30,
                                                                                         ----------------------------------
                                                                                              2001                2000
                                                                                         ---------------     --------------
Cash flows from operating activities:
     Net income (loss)                                                                       $   (21,114)       $    22,664
     Adjustments to reconcile net income (loss) to net cash (used in)
       provided by operating activities:
        Depreciation and amortization                                                             13,454             12,582
        Non-cash convertible debt interest expense                                                   238                 75
        Recognized loss on write-down of marketable equity securities                                390                  -
        Gain on sale of marketable equity securities                                                   -               (856)
        Impairment of fixed assets                                                                 2,620                  -
        Write-off of capitalized software                                                          2,687                  -
        Write-off of inventories                                                                  10,714                  -
        Deferred income taxes                                                                    (12,217)            (2,392)
        Tax benefit of options exercised                                                             575              6,591
        Decrease (increase) in assets, net of effects of business
         combinations:
           Accounts receivable                                                                    27,923             (9,092)
           Inventories                                                                              (302)            (9,356)
           Other current assets                                                                   (1,589)              (931)
        Increase (decrease) in liabilities, net of effects of business combinations:
           Accounts payable                                                                      (18,356)            13,230
           Accrued restructuring                                                                   4,759                  -
           Interest payable                                                                       (1,494)                 -
           Income taxes payable                                                                   (4,592)             2,472
           Accrued wages and bonuses                                                              (2,147)             1,570
           Other accrued liabilities                                                              (4,448)                (6)
                                                                                         ---------------    ---------------
     Net cash (used in) provided by operating activities                                          (2,899)            36,551
                                                                                         ---------------    ---------------
Cash flows from investing activities:
     Purchase of short-term investments                                                          (62,242)           (66,481)
     Sales of short-term investments                                                               9,697                  -
     Business acquisitions and intangibles, net of cash acquired                                 (18,986)            (2,366)
     Capital expenditures                                                                         (4,008)            (9,737)
     Purchase of long-term assets                                                                   (544)                 -
     Sales of marketable securities                                                                    -                350
     Capitalized software production costs and other assets                                       (2,119)            (2,841)
                                                                                         ---------------    ---------------
     Net cash used in investing activities                                                       (78,202)           (81,075)
                                                                                         ---------------    ---------------
Cash flows from financing activities:
     Issuance of common stock, net                                                                 4,851             12,889
     Issuance of convertible subordinated notes, net                                                   -            116,090
     Buyback of common stock                                                                        (996)                 -
     Payments on short-term borrowings                                                                 -            (13,931)
     Payments on capital lease obligation                                                              -                (73)
                                                                                         ---------------    ---------------
     Net cash provided by financing activities                                                     3,855            114,975
                                                                                         ---------------    ---------------
Effect of exchange rate changes on cash                                                              655                (12)
                                                                                         ---------------    ---------------
Net increase (decrease) in cash and cash equivalents                                             (76,591)            70,439

     Cash and cash equivalents, beginning of period                                              124,086             15,708
                                                                                         ---------------    ---------------

     Cash and cash equivalents, end of period                                                 $   47,495        $    86,147
                                                                                         ===============    ===============

         The accompanying notes are an integral part of this statement.

                               RadiSys Corporation
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Note 1 - Significant Accounting Policies

   Basis of Presentation

   RadiSys Corporation ("RadiSys" or the "Company") was incorporated in March 1987 under the laws of the State of Oregon for the purpose of developing, producing and marketing computer system (hardware and software) products for embedded computer applications in manufacturing automation, medical, transportation, telecommunications and test equipment marketplaces.

   The accompanying consolidated financial statements as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results for the periods indicated. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2001. These financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

   Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the consolidated financial statements contained in RadiSys' Annual Report on Form 10-K for the year ended December 31, 2000.

   Management estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. This includes, among other things, collectibility of accounts receivable, realizability of inventories, evaluation of the remaining life and recoverability of long-lived assets, realizability of deferred tax assets, and adequacy of accrued restructuring costs. Actual results could differ from those estimates.

    Cash flows

   Non-cash investing and financing activities for the nine months ended September 30, 2001 include the effect of an unrealized loss in the market value of the shares of common stock of GA eXpress ("GA") held by the Company. The decrease of $0.05 million, net of tax, impacted other non-current assets and unrealized loss on securities available for sale.

   Non-cash investing and financing activities for the nine months ended September 30, 2000 include the effect of an unrealized gain in the market value of the Company's shares of GA stock. The increase of $0.5 million, net of tax, impacted other non-current assets and unrealized loss on securities available for sale.

    Long-lived Assets

   The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", ("SFAS 121"), which requires the Company to review the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If this review indicates that the carrying amount of an asset will not be recoverable, as determined based on the estimated undiscounted cash flows of the Company over the remaining amortization period, the carrying amounts of the long-lived assets are reduced by the estimated shortfall of cash flows.

During the nine months ended September 30, 2001 the Company wrote offfixed assets totaling $2.5 million and capitalized software of $1.1 million as a result of an impairment analysis of its Houston, Texas manufacturing plant associated with the first quarter restructuring plan and fixed assets of $0.1 million and capitalized software of $1.5 million as a result of an impairment analysis of its Boston, Massuchusetts DSP design center related to the second quarter restructuring plan. See "Restructuring Charges" in Management's Discussion and Analysis of Financial Condition and Results of Operations under
Item 2 of this filing.

   New Pronouncements

   In 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of SFAS 133 did not and has not had a material effect on the Company's financial position or results of operations due to limited use of derivative instruments.

   In July 2001, the FASB issued SFAS No. 141, "Business Combinations", ("SFAS 141"). SFAS 141 establishes new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. The Company adopted this statement during the three months ended September 30, 2001. The Company's acquisition of Microware Systems Corporation ("Microware") was accounted for using the purchase method.

   In July 2001, the FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The Company will adopt this standard on January 1, 2002. SFAS 142 requires the Company to perform an impairment test on goodwill and other intangible assets as of the adoption date. Thereafter, impairment tests will be performed annually and whenever events or circumstances indicate that the value of goodwill or other intangible assets might be impaired. Amortization of goodwill and certain other intangible assets, including those recorded in past business combinations, will cease. Goodwill and intangibles amortization amounted to $2 million and $5.2 million for the three and nine month periods ended September 30, 2001 and $6.6 million for the year ended December 31, 2000. The Company has not yet determined the impact of SFAS 142's impairment provisions on the results of its operations or financial position. The Company complied with SFAS No. 142 in accounting for its acquisition of Microware in August 2001, whereby the recorded goodwill is not being amortized.

   In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Disposal of Long-Lived Assets" ("SFAS 144"), which supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of". The Company will adopt this standard on January 1, 2002. SFAS 144 retains the fundamental provisions of SFAS 121 regarding the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed by sale, but provides additional definition and measurement criteria for determining when an impairment has occurred. Goodwill and financial assets are excluded from the scope of SFAS 144, however amortizable intangible assets fall within its scope. The Company does not expect this pronouncement to have a material effect on the Company's financial position or results of operations.

Note 2 - Accounts Receivable

   Trade accounts receivable are net of an allowance for doubtful accounts of $1.9 million and $0.7 million at September 30, 2001 and December 31, 2000, respectively. The allowance for doubtful accounts increased by $1.2 million from December 31, 2000 to September 30, 2001 primarily as a result of the acquisition of Microware during the quarter ended September 30, 2001. Included in the acquisition of Microware, the Company acquired accounts receivable of $2.1 million, net of an allowance for doubtful accounts of $1.1 million. RadiSys' customers are primarily concentrated in the communication infrastructure industry.

Note 3 - Inventories

(In thousands)
                                     September 30,       December 31,
                                         2001               2000
                                    ---------------    ----------------
Raw materials                           $   33,293          $   44,572
Work-in-process                              1,715               4,518
Finished goods                               7,827               4,157
                                    ---------------    ----------------
                                        $   42,835          $   53,247
                                    ===============    ================

   During the nine months ended September 30, 2001, the Company wrote-down inventory by $10.7 million ($3.9 million and $6.8 million in the first and second quarters of 2001, respectively). These write-downs were due to the Company's decision to consolidate its manufacturing operations, acceleration of the Company's end-of-life strategy on non-strategic products and reduced demand and decreasing component prices in the marketplace.

Note 4 - Property and Equipment

(In thousands)
                                     September 30,       December 31,
                                         2001               2000
                                    ---------------    ----------------
Land and building                       $   14,348          $    3,919
Manufacturing equipment                     23,706              20,907
Office equipment and software               30,981              25,170
Leasehold improvements                       5,741               7,278
                                    ---------------    ----------------
                                            74,776              57,274
Less: accumulated depreciation             (41,132)            (29,146)
                                    ---------------    ----------------
                                        $   33,644          $   28,128
                                    ===============    ================

   As a result of the decision to close its Houston, Texas manufacturing plant, the Company wrote off $2.5 million of impaired fixed assets during the first quarter of 2001. The Company wrote off an additional $0.1 million of impaired fixed assets during the second quarter of 2001 due to the closure of its Boston DSP design center. See description of the fixed assets written off under "Restructuring Charges" in the MD&A under Item 2 of this filing. These write-offs were recorded as restructuring charges.

   The Company acquired $9.9 million in net assets related to the Microware acquisition during the quarter ended September 30, 2001. The majority of the net assets acquired ($9.3 million) relate to land and a building.

Note 5 -  Goodwill and Intangible Assets

   Goodwill and intangible assets increased by $16.5 million, net, from $30.4 million at December 31, 2000 to $46.9 million at September 30, 2001. During the quarter ended September 30, 2001, the Company acquired $11.2 million of intangible assets and $5.1 million of goodwill as a result of the purchase of Microware (see Note 10). Goodwill and intangibles also increased by $4.5 million as a result of the S-Link acquisition (see Note 10) and by $0.9 million as a result of the increased purchase price recorded for the Open Computing Platform ("OCP") acquisition based upon a formula tied to certain OCP revenues pursuant to the acquisition agreement. These increases were offset by $5.2 million of amortization for the nine months ended September 30, 2001. Amortization periods range from four to fifteen years.

Note 6 - Other Assets

   Other assets include capitalized software, deferred tax assets, investments in marketable securities, unamortized debt issuance costs, and unamortized debt issuance costs. During the nine months ended September 30, 2001 the Company wrote-off $2.6 million of capitalized software associated with its end-of-life strategy on certain products as part of its restructuring activities. See description of the write-off of capitalized software under "Restructuring Charges" in the MD&A under Item 2 of this filing.

   The Company's non-current deferred tax asset increased by $10.7 million since December 31, 2000 as a result of the recognition of federal and state net operating losses and research and development tax credit carryforwards.

   During the first quarter of 2001, the Company wrote-down its investment in GA common stock to market value as of March 31, 2001, recognizing a loss of $0.4 million, net of tax. During the nine months ended September 30, 2001, the Company had an unrealized loss on its investment in GA common stock of $0.05 million, net of tax, as a result of a decrease in the market price of GA stock from March 31, 2001 to September 30, 2001.

Note 7 - Accrued Restructuring

   The following tables summarize the charges, write-offs, and expenditures related to first quarter 2001 restructuring charge and the second quarter 2001 restructuring charge. For further details see "Restructuring Charges" in the MD&A under Item 2 of this filing.

   First Quarter 2001 Restructuring Charge

(In thousands)
                          Employee
                         termination      Leasehold
                         and related     improvements     Property and    Capitalized       Other
                            costs       and facilities     equipment        software       charges         Total
                        ------------    --------------    ------------    -----------    ----------    -------------
 Restructuring costs    $     2,777     $       3,434     $     2,460     $    1,067     $     105     $      9,843
 Expenditures                (1,868)             (238)              -              -           (50)          (2,156)
 Write-offs                       -                 -          (2,460)        (1,067)            -           (3,527)
                        ------------    --------------    ------------    -----------    ----------    -------------
 Balance accrued as of
    September 30, 2001  $       909     $       3,196     $         -     $        -     $      55     $      4,160
                        ============    ==============    ============    ===========    ==========    =============

   Second Quarter 2001 Restructuring Charge

(In thousands)
                          Employee
                         termination       Leasehold
                         and related      improvements    Property and    Capitalized      Other
                            costs       and facilities     equipment       software       charges          Total
                        ------------    --------------    ------------    -----------    ----------    -------------
 Restructuring costs    $     1,298     $         249     $        51     $    1,521     $     100     $      3,219
 Expenditures                  (838)             (152)              -              -           (58)          (1,048)
 Write-offs                       -                 -             (51)        (1,521)            -           (1,572)
                        ------------    --------------    ------------    -----------    ----------    -------------
 Balance accrued as of
    September 30, 2001  $       460     $          97     $         -     $        -     $      42     $        599
                        ============    ==============    ============    ===========    ==========    =============



Note 8 -  Earnings Per Share

   Net income (loss) per share is based on the weighted average number of shares of common stock and common stock equivalents (stock options) outstanding during the period, computed using the treasury stock method. The 2001 calculations do not include the effects of the convertible debt or stock options as they were anti-dilutive for the three and nine months ended September 30, 2001.

(In thousands)
                                               Three Months Ended                 Nine Months Ended
                                                 September 30,                      September 30,
                                         -------------------------------    -------------------------------
                                             2001             2000              2001             2000
                                         -------------    --------------    -------------    --------------
Weighted average shares (basic)                17,308            17,144           17,219            16,907
Effect of dilutive stock options                    -             1,331                -             1,384
                                         -------------    --------------    -------------    --------------
Weighted average shares (diluted)              17,308            18,475           17,219            18,291
                                         =============    ==============    =============    ==============

   During the third quarter of 2001, the Company's board of directors authorized the repurchase of up to 500,000 of its outstanding shares. During the quarter ended September 30, 2001 the Company repurchased 72,000 outstanding shares in the open market for approximately $1.0 million.

Note 9 - Segment Information

   The Company has adopted SFAS 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas and major customers. The method for determining what information to report is based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance.

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

   Information about the Company's revenues and long-lived asset information by geographic area is as follows:

(In thousands)
                                                Three Months Ended                       Nine Months Ended
                                                   September 30,                           September 30,
                                        ------------------------------------    ------------------------------------
                                             2001                2000                2001                2000
                                        ----------------    ----------------    ----------------   -----------------
 Revenue:
     United States                           $   30,493          $   54,010          $   87,153         $   149,770
     Europe                                      19,740              28,305              71,303              95,306
     Asia Pacific - Japan                         1,275               5,730               7,421               9,960
     Other foreign                                2,394               2,674               5,987               3,147
                                        ----------------    ----------------    ----------------   -----------------
 Total                                       $   53,902          $   90,719          $  171,864         $   258,183
                                        ================    ================    ================   =================


(In thousands)
                                                                                 September 30,       December 31,
                                                                                      2001               2000
                                                                                 ---------------    ----------------
Property and equipment, net
    United States                                                                    $   32,546          $   26,929
    Europe                                                                                  939               1,138
    Asia Pacific - Japan                                                                    159                  61
                                                                                 ---------------    ----------------
                                                                                     $   33,644          $   28,128
                                                                                 ===============    ================

   Two customers accounted for $12.8 million, or 24%, of the total revenue for the three months ended September 30, 2001, and $43.0 million, or 25%, of the total revenue for the nine months ended September 30, 2001. Two customers accounted for $21.9 million, or 24% of the total revenue for the three months ended September 30, 2000, and one customer accounted for $30.4 million, or 12%, of total revenue for the nine months ended September 30, 2000.

Note 10 - Acquisitions

   S-Link Acquisition

   On April 20, 2001 the Company acquired privately-held S-Link Corporation ("S-Link") in a cash transaction totaling approximately $4.7 million. The Company anticipates that the acquisition will enhance its technology and building blocks for signaling applications within packet networks. The acquisition of S-Link was accounted for using the purchase method. The results of operations for S-Link have been included in the financial statements since the date of acquisition. The aggregate purchase price of $4.7 million was allocated to fixed assets of $0.2 million, goodwill of $2.8 million, and other intangible assets relating to acquired technology of $1.7 million.

Microware Acquisition

   On August 10, 2001, the Company acquired 83% of Microware's stock and as of August 27, 2001, the Company acquired the remaining shares of Microware, which became a wholly owned subsidiary of RadiSys. The Company anticipates that the acquisition of Microware will provide RadiSys with a highly differentiated leadership position for solutions using Intel's IXP1200 network processor. The purchase price aggregated approximately $15.0 million in cash consideration. The acquisition of Microware was accounted for using the purchase method. The results of operations for Microware have been included in the financial statements since the date of acquisition. The aggregate purchase price of $15.0 was preliminarily allocated to current assets of $3.5 million, fixed assets of $9.9 million, other assets of $0.6 million, intangibles relating to acquired technology, patents, and license agreements of $11.2 million, goodwill of $5.1 million, current liabilities of ($6.9) million and long-term debt of ($8.4) million.

   Unaudited Pro Forma Disclosure of Acquisitions

   The following unaudited pro forma information presents the results of operations of the Company as if the acquisitions described above had occurred as of the beginning of the periods presented, after giving effect to adjustments for amortization of goodwill as it relates to S-Link and identifiable intangible assets and the estimated impact on the income tax provision. The unaudited pro forma information is not necessarily indicative of the consolidated results of operations for future periods or that would actually have been realized had S-Link and Microware been a consolidated entity during the periods presented.

   (In thousands)
                                                Three Months Ended                       Nine Months Ended
                                                   September 30,                           September 30,
                                        ------------------------------------    ------------------------------------
                                             2001                2000                2001                2000
                                        ----------------    ----------------    ----------------   -----------------
     Revenues                                $   54,492          $   94,228         $   179,405          $  268,354
     Net income (loss)                       $   (5,871)         $    6,677         $   (26,937)         $   14,948
     Net income (loss) per share (basic)     $     (.34)         $      .39         $     (1.56)         $      .88
     Net income (loss) per share (diluted)   $     (.34)         $      .36         $     (1.56)         $      .82

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

   Total revenue was $53.9 million for the three months ended September 30, 2001 compared to $90.7 million for the three months ended September 30, 2000 and $171.9 million for the nine months ended September 30, 2001 compared to $258.2 million for the nine months ended September 30, 2000. The Company had a net loss of $3.2 million for the three months ended September 30, 2001 compared to net income of $9.2 million for the three months ended September 30, 2000 and a net loss of $21.1 million for the nine months ended September 30, 2001 compared to net income of $22.7 million for the nine months ended September 30, 2000.

   The net loss for the nine months ended September 30, 2001 includes, before income tax benefit, the first and second quarter restructuring charges of $9.8 million and $3.2 million, respectively and other adjustments totaling $12.3 million. The first quarter restructuring charge was a result of the decision to consolidate all internal manufacturing operations from the Houston, Texas plant into the Company's Hillsboro, Oregon plant, the closure of certain sales offices in France and Germany, and the elimination of approximately 200 positions throughout the Company. The second quarter restructuring charge related to the closure of the Company's Boston design center and severance of approximately 40 other employees. The Company expects that these restructuring decisions will result in improved operating performance by approximately $3.5 million per quarter once the plan has been fully implemented. Other adjustments for the nine months ended September 30, 2001 include: a $6.8 million inventory write-down related to the Company's reduced demand and decreasing component prices in the marketplace, $3.9 million of inventory write-downs related to the Company's consolidation of manufacturing operations, acceleration of the Company's end-of-life strategy on non-strategic products and for excess materials resulting from reduced demand; $0.8 million in charges to consolidate other Company facilities; a $0.4 million permanent write-down of an investment received in connection with a prior divestiture; and $0.4 million of severance costs not related to the restructuring.

   On April 20, 2001, the Company acquired privately-held S-Link Corporation ("S-Link) in a cash transaction totaling approximately $4.7 million. The Company anticipates that the acquisition will enhance its technology and building blocks for signaling applications within packet networks. The acquisition of S-Link was accounted for using the purchase method.

   On August 27,  2001,  the Company  completed  the  acquisition  of  Microware
Systems Corporation ("Microware"), which became a wholly owned subsidiary of RadiSys. The Company anticipates that the acquisition of Microware will provide RadiSys with a highly differentiated leadership position for solutions using Intel's IXP1200 network processor. The purchase price aggregated approximately $15.0 million in cash consideration. The acquisition of Microware was accounted for using the purchase method.

REVENUES

(In thousands, except percents)
                                          Three Months Ended September 30,         Nine Months Ended September 30,
                                       --------------------------------------   -------------------------------------
                                           2001         2000      % change          2001        2000      % change
                                       ----------     --------    -----------   ----------    --------    -----------
       Revenues                          $ 53,902     $ 90,719      (41%)        $ 171,864    $258,183     (33%)


   Revenues decreased by $36.8 million or 41% for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 and decreased by $86.3 million, or 33%, for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000.

The decrease in revenues for the three and nine months ended September 30, 2001 was primarily attributable to lower customer sales as a result ofthe continued downturn in the business of most of the Company's customers and generally poor economic conditions. The Company's top five customers collectively represented approximately 42% of total revenues for the three months ended September 30, 2001, and 46% of total revenues for the nine months ended September 30, 2001. The Company does not expect its restructuring events to impact future revenues.

COST OF SALES

(In thousands, except percents)

                                         Three Months Ended September 30,         Nine Months Ended September 30,
                                       --------------------------------------   -------------------------------------
                                           2001         2000      % change          2001        2000      % change
                                       ----------     --------    -----------   ----------    --------    -----------
       Cost of sales                   $   40,356     $ 59,338      (32%)          $ 138,280    $167,409     (17%)
          As a % of revenues                   75%          65%                           80%         65%

   Cost of sales decreased by $19.0 million or 32% for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 and decreased $29.1 million or 17% for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. The decrease in cost of sales was a result of the decrease in revenue during the nine months ended September 30, 2001. The increase in cost of sales as a percentage of revenues for the three months ended September 30, 2001 was primarily attributable to unfavorable absorption and reduced utilization of manufacturing capacity as a result of decreased revenues. The increase in cost of sales as a percentage of revenues for the nine months ended September 30, 2001 was due to the two explanations listed above as well as the inventory write-downs of $3.9 million and $6.8 million in the first and second quarters of 2001, respectively. If revenue volume increases, the Company should experience decreases in cost of sales as a percentage of revenues as a result of manufacturing efficiencies and the effects of cost savings from the restructuring activities, which are expected to be fully realized during the fourth quarter of 2001.

RESEARCH AND DEVELOPMENT

(In thousands, except percents)

                                         Three Months Ended September 30,         Nine Months Ended September 30,
                                       --------------------------------------   -------------------------------------
                                           2001         2000      % change          2001        2000      % change
                                       ----------     --------    -----------   ----------    --------    -----------
       Research and development        $   8,395      $ 9,542        (12%)      $ 26,846      $ 27,828       (4%)
          As a % of revenues                  16%          11%                        16%           11%

   Research and development expenses decreased by $1.1 million or 12% for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 and decreased $1.0 million or 4% for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. The decrease for the three and nine months ended September 30, 2001 is a result of lower spending due to additional cost control measures originally implemented during the first quarter of 2001 and fully in effect for the second and third quarters. These cost savings were offset by increases in engineering headcount of 59 people since September 30, 2000. Most of the increase in engineering headcount resulted from the S-Link acquisition in April 2001 and the Microware acquisition in August 2001. The increase in research and development spending as a percentage of revenue for the three and nine months ended September 30, 2001 was associated with the decline in revenue during the quarter. The Company expects savings in research and development expense as a result of the Boston design center closure, but anticipates these savings will be offset by an increase in research and development costs going forward as a result of the acquisitions of S-Link and Microware.

SELLING, GENERAL AND ADMINISTRATIVE

(In thousands, except percents)

                                              Three Months Ended September 30,         Nine Months Ended September 30,
                                            --------------------------------------   -------------------------------------
                                                2001         2000      % change         2001         2000      % change
                                            ----------     --------    -----------   ----------    --------    -----------
       Selling, general and administrative  $   8,398      $ 9,716        (14%)      $  26,512     $ 28,965       (8%)
          As a % of revenues                       16%          11%                         15%          11%


   Selling, general and administrative ("SG&A") expenses decreased by $1.3 million or 14% for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 and decreased $2.5 million or 8% for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. The decrease for the three and nine months ended September 30, 2001 is primarily due to lower spending as a result of cost control measures and a reduction in sales commission expense related to lower sales. This decrease is also, a result of investments made in the Company's infrastructure during the latter half of 2000, including the implementation of SAP. The increase as a percentage of revenue for the three and nine months ended September 30, 2001 is associated with decreased revenue volume and the higher percentage of SG&A expense associated with Microware.

GOODWILL AND INTANGIBLES AMORTIZATION

(In thousands, except percents)

                                              Three Months Ended September 30,        Nine Months Ended September 30,
                                            --------------------------------------   -------------------------------------
                                               2001          2000      % change          2001        2000      % change
                                            ----------     --------    -----------   ----------    --------    -----------
    Goodwill and intangibles amortization   $   2,025      $ 1,557         30%       $   5,237     $  5,008        5%
          As a % of revenues                        4%           2%                          3%           2%

   Goodwill and intangible amortization expense increased by $0.5 million, or 30%, for the three months ended September 30, 2001, compared to the three months ended September 30, 2000 and increased by $0.2 million or 5% for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. The increase in goodwill and intangible amortization for the three months ended September 30, 2001 is due to $0.3 million in amortization of the purchased intangibles related to the Microware acquisition and $0.2 million in amortization of goodwill related to the purchase of S-Link. The increase in goodwill and intangible amortization for the nine months ended September 30, 2001 is due to the increases in amortization as a result of the Microware and S-Link acquisitions, offset by the Company's decision to decrease the estimate of total goodwill associated with the 1999 acquisition of Open Computing Platform ("OCP"), which is based upon a reduction in the expected future obligation to be owed to IBM as defined in the acquisition agreement. Amortization periods for goodwill and intangibles range from four to fifteen years.

   In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets, which supersedes APB Opinion No. 17, "Intangible Assets." The Company complied with SFAS No. 142 as it related to the Microware acquisition and has only amortized the purchased intangibles. The goodwill acquired through the purchase of Microware and all of the Company's other intangible assets will periodically be evaluated for impairment.

RESTRUCTURING CHARGES

   During the nine months ended September 30, 2001 the Company recorded restructuring charges of $9.8 million and $3.2 million during the first and second quarters of 2001, respectively, as described below.

First Quarter 2001 Restructuring Charge

   In March 2001, the Company recorded restructuring charges of $9.8 million, primarily as a result of management's decision to close the Company's Houston, Texas manufacturing plant and consolidate all internal manufacturing operations into the Company's Hillsboro, Oregon plant. Additionally, certain sales offices were consolidated and end-of-life programs were accelerated on non-strategic products. These decisions were made in light of overall market conditions and economic downturns experienced in the latter part of the fourth quarter of 2000 and, more significantly, during the first quarter of 2001. In 2000, the Company began migrating board assembly work to its Oregon plant, and in January 2001 announced its plan to complete board assembly consolidation. As the quarter progressed, management recognized the need for even greater operating efficiency and decided to completely eliminate manufacturing operations in Houston, Texas by September 30, 2001. The Company continues to operate a major design center in Houston, Texas as well as a product repair center. The Company expects that the decision to consolidate manufacturing in its Oregon plant will result in lower manufacturing costs and will improve operating performance by approximately $8.0 million per year once the plan has been fully implemented.

   Costs included in the charges were: (i) employee termination and other related costs; (ii) facility and leasehold improvement charges related to vacating the manufacturing plant and two international sales offices; (iii) write-downs of property and equipment impaired as a result of the restructuring;
(iv) capitalized software write-downs associated with the acceleration of end-of-life product strategies; and (v) other charges including legal and accounting fees. The Company anticipates that substantially all of the personnel charges will be paid and all of the property and equipment disposals will be completed by the end of November 2001. Of the $9.8 million in restructuring charges, approximately $5.4 million will consist of cash expenditures.

   The following table summarizes the restructuring charges, write-offs, and expenditures relating to these initiatives, which commenced during the quarter ended March 31, 2001:

(In thousands)
                          Employee
                         termination      Leasehold
                         and related     improvements     Property and    Capitalized       Other
                            costs       and facilities     equipment        software       charges         Total
                        ------------    --------------    ------------    -----------    ----------     ------------
 Restructuring costs    $     2,777     $       3,434     $     2,460     $    1,067     $     105      $     9,843
 Expenditures                (1,868)             (238)              -              -           (50)          (2,156)
 Write-offs                       -                 -          (2,460)        (1,067)            -           (3,527)
                        ------------    --------------    ------------    -----------    ----------     ------------
 Balance accrued as of
   September 30, 2001   $       909     $       3,196     $         -     $        -     $      55      $     4,160
                        ============    ==============    =============   ===========    ==========     ============

   Employee termination costs consist of severance and insurance benefits and related costs associated with the elimination of approximately 150 manufacturing positions in Houston, Texas along with approximately 50 other positions in sales and other supporting functions as announced by the Company on March 30, 2001. All affected employees were terminated prior to September 30, 2001; however, the costs associated with these terminations will continue to be paid through the end of the year. As of September 30, 2001, the Company has paid $1.9 million of severance costs related to this restructuring charge.

   Included in the leasehold improvements and facilities charge is $2.4 million related to the future abandonment of leased space at the Company's Houston, Texas plant and vacant sales offices in France and Germany. Lease costs and amortization of leasehold improvements for these facilities will be charged against the restructuring accrual on a monthly basis upon vacation of the premises, until the lease contracts expire or the facilities are sub-leased.

Leasehold improvements approximating $1.0 million relate to the Houston, Texas site. During the three months ended September 30, 2001 the Company charged $0.2 million of lease costs and amortization of leasehold improvements against the restructuring accrual.

   As a result of the decision to close the Houston manufacturing plant, an analysis was conducted and the majority of property and equipment at the site was deemed to be impaired. Accordingly, all furniture, fixtures, manufacturing and office equipment expected to be sold or scrapped were written-down to estimated recovery values as of March 31, 2001.

No adjustments were made for assets expected to be transferred for use at the Company's Hillsboro location. Most of the impaired assets were utilized until the September 30, 2001 plant closure date. The Company will completely remove, sell, or scrap these impaired assets by the end of 2001. A smaller portion of the assets relating to Surface Mount Technology ("SMT") production were removed from use and disposed of during the second quarter of 2001.

   During the quarter ended March 31, 2001, management discontinued all non-strategic in-process capitalized software efforts. As a result of these decisions, the Company wrote-off $1.1 million relating to these capitalized software projects as there will be no future revenue associated with them. This write-off is included in Restructuring charges in the Consolidated Statement of Operations.

   Second Quarter 2001 Restructuring Charge

   In June 2001, management recorded a restructuring provision of $3.2 million, primarily relating to the closure of the Boston, Massachusetts DSP design center and severance of approximately 40 other employees. The decision to close the design center and eliminate positions was a result of a thorough review of the Company's infrastructure with the goal of achieving profitability and reducing its break-even point in subsequent quarters.

   Costs included in the charges were: (i) employee termination and other related costs; (ii) facility and leasehold improvement charges related to vacating the design center; (iii) write-downs of property and equipment impaired as a result of the restructuring; (iv) capitalized software write-downs associated with end-of-life product strategies as a result of the restructuring; and (v) other charges including legal and accounting fees. All of the affected employees were terminated by September 30, 2001; however, the costs associated with these terminations will continue to be paid through the end of the year. Facility charges will continue to be paid and will be taken against the accrual once the premises are vacated and until the lease has expired or the building has been sub-leased. Of the $3.2 million in restructuring charges, approximately $1.5 million will consist of cash expenditures.

   The following table summarizes the restructuring charges, write-offs, and expenditures relating to the second quarter restructuring charge:

(In thousands)
                          Employee
                         termination      Leasehold
                         and related     improvements     Property and    Capitalized       Other
                            costs       and facilities     equipment        software       charges          Total
                        ------------    --------------    ------------    -----------    ----------     ------------
 Restructuring costs    $     1,298     $         249     $        51     $    1,521     $     100      $     3,219
 Expenditures                  (838)             (152)              -              -           (58)          (1,048)
 Write-offs                       -                 -             (51)        (1,521)            -           (1,572)
                        ------------    --------------    ------------    -----------    ----------     ------------
 Balance accrued as of
    September 30, 2001  $       460     $          97     $         -     $        -     $      42      $       599
                        ============    ==============    ============    ===========    ==========     ============

   Employee termination costs consist of severance, insurance benefits and related costs associated with the elimination of 18 positions at the Boston, Massachusetts DSP design center and approximately 40 other positions, as announced by the Company on June 27, 2001. The Company expects that this decision will result in improved operating performance by approximately $1.5 million per quarter once the plan has been fully implemented.

   Included in the leasehold improvements and facilities charge is $0.1 million related to the future abandonment of leased space at the Company's Boston design center. Leasehold improvements totaling $0.1 million which relate to the Boston design center were written off as of June 30, 2001 when normal business activities in the Boston office ceased.

   As a result of the decision to close the Boston, Massachusetts DSP design center, an analysis was conducted and certain property and equipment at the site was deemed to be impaired. Accordingly, all furniture, fixtures, office equipment, and engineering test equipment expected to be sold or scrapped were written-down to estimated recovery values as of June 30, 2001. No adjustments were made for assets expected to be transferred for use at one of the Company's other locations. The $0.1 million charge to write-down the impaired assets is included in Restructuring charges in the Consolidated Statement of Operations.

   During the three months ended June 30, 2001, management discontinued all capitalized software efforts at the design center. As a result of this decision, the Company wrote off $1.5 million relating to these capitalized software projects as there will be no future revenue associated with them. This write-off is included in Restructuring charges in the Consolidated Statement of Operations.

INTEREST INCOME AND OTHER INCOME

(In thousands, except percents)

                                         Three Months Ended September 30,         Nine Months Ended September 30,
                                       --------------------------------------   -------------------------------------
                                           2001         2000       % change          2001        2000       % change
                                       ------------ ------------- -----------   ------------ ------------- -----------
      Interest income (expense)        $   (132)     $   403         (133%)     $     462     $   606          (24%)
      Other income (expense)           $   (360)     $   333         (208%)     $  (1,084)    $   939         (215%)

   Net interest income decreased $0.5 million for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 and decreased $0.1 million for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. During the three and nine months ended September 30, 2001, the Company earned interest on short-term investments, which was offset by interest expense incurred on the $100.0 million of convertible notes. During the second and third quarters of 2001, the Company received less interest income than during the first quarter of 2001 because of continued decreases in market interest rates offered on short-term investments. During the three and nine months ended September 30, 2000 the Company did not hold any short-term investments. The Company's increased supply of cash for investing during the three and nine months ended September 30, 2001 originated primarily from the Company's $100.0 million convertible debt issuance in the third quarter of 2000. Also contributing to the fluctuation in net interest income was the existence of $13.9 million outstanding on a $20.0 million line of credit with a bank at an interest rate of 8.5% during the nine months ended September 30, 2000. There were no amounts outstanding on the line of credit at any time during the nine months ended September 30, 2001.

   Net other income decreased by $0.7 million for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 and decreased by $2.0 million for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. The impact of foreign exchange rate fluctuations for the three and nine months ended September 30, 2001 resulted in expense of approximately $0.4 million and $0.7 million, respectively. Adding to the fluctuation in Other income for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000, was the sale of 367,000 shares of GA common stock during the first quarter of 2000, resulting in a gain of $0.9 million.

INCOME TAX PROVISION (BENEFIT)
(In thousands, except percents)

                                         Three Months Ended September 30,         Nine Months Ended September 30,
                                       --------------------------------------   -------------------------------------
                                           2001         2000      % change          2001        2000      % change
                                       ----------     --------    -----------   ----------    --------    -----------
   Income tax provision (benefit)      $  (2,590)     $ 2,115       (222%)      $ (17,581)    $ 7,854      (324%)

   The effective income tax rate for the nine months ended September 30, 2001 was a benefit of 45% compared to a 26% tax provision rate for the nine months ended September 30, 2000. The change in the effective rate from September 30, 2000 to September 30, 2001 is primarily due to net losses incurred year-to-date and resulting lower estimated pre-tax income, expected research and development tax credit benefits for 2001, and anticipated tax benefits associated with the Company's offshore operations and foreign sales corporations.

LIQUIDITY AND CAPITAL RESOURCES

   As of September 30, 2001, the Company had $47.5 million in cash and cash equivalents, $62.3 million in short-term investments, and working capital of approximately $165.7 million.

   Cash and cash equivalents decreased by $76.6 million during the nine months ended September 30, 2001 from $124.1 million at December 31, 2000. Activities impacting cash and cash equivalents are as follows:

(In thousands)
                                               Nine months ended September 30,
                                                 -----------------------------
                                                     2001            2000
                                                 ------------     -----------
Cash (used in) provided by operating activities  $    (2,899)     $   36,551
Cash used in investing activities                    (78,202)        (81,075)
Cash provided by financing activities                  3,855         114,975
Effect of exchange rate changes on cash                  655             (12)
                                                 ------------     -----------
Net (decrease) increase                          $   (76,591)     $   70,439
                                                 ============     ===========

   The fluctuation in operating cash affecting cash for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 is primarily due to the Company's net loss of $21.1 million for the nine months ended September 30, 2001. Also impacting the decrease was an $18.4 million decrease in accounts payable, a $4.4 million decrease in other accrued liabilities, a $4.6 million decrease in income tax payable, and a $12.2 million increase in deferred income taxes. This decrease in operating cash was partially offset by the Company's decrease in accounts receivable of $27.9 million and the Company's decision to write-off $2.6 million of fixed assets, $2.7 million of capitalized software and $10.7 million of inventory.

   Significant investing activities affecting cash for the nine months ended September 30, 2001 included $52.5 million in purchases of short-term investments, net of sales, business acquisition expenditures of $19.0 million, $4.0 million in capital expenditures, and $2.1 million in capital software additions. Business acquisitions consisted of the purchase of S-Link for approximately $4.7 million, the purchase of Microware for approximately $15.0 million and the increased purchase price recorded for the OCP acquisition of $0.9 million based upon a formula tied to certain OCP revenues pursuant to the acquisition agreement. Capital expenditures primarily consisted of the SAP implementation costs and network upgrades.

   The Company's financing activities for the nine months ended September 30, 2001 included $4.9 million in net proceeds from common stock issuance in connection with the exercise of options under the 1995 Stock Incentive Plan and the purchase of shares under the 1996 Employee Stock Purchase Plan and $1.0 million in the buyback of common stock.

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

         FORWARD-LOOKING STATEMENTS

   This Quarterly Report on Form 10-Q and statements the Company's management may make from time to time contain forward-looking statements. The Company's statements concerning anticipated results of the S-Link and Microware acquisitions, the impact of the Company's restructuring events on future revenues, the anticipated cost savings effects of the Company's restructuring activities, and the Company's projected liquidity are some of the forward-looking statements contained in this Quarterly Report on Form 10-Q. All statements, other than statements of historical fact, that relate to future events or to the Company's future performance are forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company's or the Company's industries' actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among other things,

         o business conditions in the general economy and in the markets RadiSys serves, particularly the communications markets;

         o    changes in customer order patterns or inventory levels;

         o    excess  or  obsolete   inventory   and   variations  in  inventory
              valuation;

         o dependence on the relationship with Intel Corporation and its products;

         o lower than expected or delayed sales by RadiSys' customers in the communications market;

         o    lower than expected design wins with key OEMs;

         o failure of leading OEMs to incorporate RadiSys' solutions in successful products;

         o    schedule delays or cancellations in design wins;

         o    excess manufacturing capacity;

         o    execution of the development or production ramp for design wins;

         o    inability  to  successfully   integrate  acquired  businesses  and
              assets, including S-Link and Microware;

         o    deliveries of products containing errors, defects and bugs;

         o    dependence on a limited number of suppliers or, in some cases, one
              supplier  for   components   and  equipment  used  to  manufacture
              products;

         o competition in the building block markets for internet and communications, electronics assembly and medical equipment, which may lead to lower than expected sales prices for RadiSys' products or reduced sales volume;

         o    political,   economic  and  regulatory   risks   associated   with
              international operations, including interest rate and currency exchange rate fluctuations;

         o    the impact of rapid technological and market change;

         o    the  inability  to  protect  RadiSys'   intellectual  property  or
              successfully to defend against infringement claims by others;

         o availability of qualified personnel, including at the most senior management levels;

         o technological difficulties and resource constraints encountered in developing new products;

         o difficulty or inability to meet RadiSys' obligations to repay indebtedness;

         o    political unrest or instability;

         o disruptions in the general economy and in the Company's business, including disruptions of cash flow and the Company's normal operations, that may result from terrorist attacks or armed conflict; and

         o other risk factors listed from time to time in RadiSys' SEC reports, including but not limited to those listed under "Risk Factors" in RadiSys' Annual Report on Form 10-K for the year ended December 31, 2000 and subsequently filed reports.

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

   Although forward-looking statements help provide complete information about RadiSys, investors should keep in mind that forward-looking statements are only predictions and are inherently less reliable than historical information. Actual events or results may differ materially. In evaluating these statements, you should specifically consider the risks outlined above and those listed under "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and subsequently filed reports. These risk factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company does not guarantee future results, levels of activity, performance or achievements.

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

   Foreign Currency Risk. The Company pays the expenses of its international operations in local currencies. The Company's international operations are subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely affected by changes in these or other factors. The Company is also exposed to foreign exchange rate fluctuations as they relate to revenues, operating expenses, and net assets as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Because exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on the Company for the nine months ended September 30, 2001 and 2000 was $.7 million and $.5 million, respectively.

   Equity Price Risk. The Company is exposed to equity price risk due to the equity investments held by the Company. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. Neither a 10% increase nor a 10% decrease in equity prices would have a material effect on the Company's financial position, results of operations, or cash flow, as such investments are recorded on the Company's balance sheet at less than $.5 million.

PART II
                                OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  None


         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               RADISYS CORPORATION


Date:    November 13, 2001     By:  /s/ Julia Harper
         ------------------         ----------------------------------
                                    Julia Harper
                                    Vice President of Finance and
                                    Administration and Chief Financial Officer
                                    (Authorized officer and Principal Financial
                                    Officer)