Form 10-K405
period 2001-12-31
RADISYS CORP
filed 2002-03-27
CIK 873044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission file number 0-26844

RadiSys Corporation

(Exact name of registrant as specified in its charter)

Oregon (State or other jurisdiction of Incorporation or Organization)	93-0945232 (I.R.S. Employer Identification Number)

5445 N.E. Dawson Creek Drive

Hillsboro, OR 97124
(Address of principal executive offices,
including zip code)

(503) 615-1100

(Registrant’s telephone number,
including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K.     ☑

      Aggregate market value of the voting stock held by non-affiliates of the Registrant at March 25, 2002: $244,053,541. For purposes of the calculation executive officers, directors and holders of 10% or more of the outstanding Common Stock are considered affiliates.

      Number of shares of Common Stock outstanding as of March 25, 2002: 17,452,000

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K into which Incorporated

Proxy Statement for 2002 Annual Meeting of Shareholders	Part III

RADISYS CORPORATION

FORM 10-K

i

PART I

Item 1.     Business

Introduction

      RadiSys Corporation (“RadiSys” or the “Company”) designs and manufactures building blocks, platforms, applications subsystems and private label full system solutions for next-generation communications equipment. As a leading independent provider to original equipment manufacturers (“OEM”s), RadiSys delivers a time-to-market advantage in a “virtual division” relationship with its customers. The span of products includes board-level components such as processors, network interfaces, and packet processing engines, communications middleware such as signaling and networking protocol stacks, platforms based on peripheral component interconnect (“PCI”), CompactPCI, and switch-fabrics, services such as NEBS certification, software and microcode professional services, and ultimately private-label gateway systems. RadiSys’ highly differentiated position in the market is a result of its intense focus on Intel-based technology, having the broadest array of building blocks, and a “perfect fit” product development strategy using intellectual property to design customer solutions.

      The Company’s customers include many leading OEMs, such as; Agilent Technologies, Alcatel, Applied Materials, Inc., Avaya, Inc., Beckman Coulter Inc., Cisco Systems, Inc., Comverse Network Systems, LTD., Diebold, Inc., Hewlett Packard Inc., International Business Machines Corporation (“IBM”), Lucent Technologies, Inc., Marconi Communications Inc., Nokia Corporation, Nortel Networks Limited, Philips Medical Systems N.E.D. B.V. and Siemens AG. These customers use RadiSys building blocks in a broad range of applications such as:

Communications Equipment	Other
• Switch (circuit, packet, optical, cellular)	• Electronics assembly equipment
• Gateway (media, trunking, access,	• Medical equipment
signaling)	• Ticket terminal
• Wireless base station controller	• ATM
• Softswitch	• Test and measurement equipment
• Servers (home location, register, SCP)
• Multimedia router
• Unified messaging system
• IP enabled PBX
• Communications test equipment

      In recent years, faster time-to-market requirements, the increasing complexity of electronic systems and components and a growing trend to rationalize internal manufacturing resources have led to significant growth in the outsourcing of design and manufacture of building blocks, platforms, and application subsystems by OEMs. RadiSys has responded to this opportunity by offering a broad breadth of these building blocks as well as adding capabilities in platform and application subsystems. RadiSys believes these technology capabilities enable the OEMs to meet the diverse needs of their customers. The Company has an extensive portfolio of building blocks that are required to build complete systems in the communication market. Examples include:

•	Central Processing Unit. Central processing units (“CPU”) provide the primary logic processing and system control functions in a system. RadiSys has significant expertise in developing CPU building blocks based on Intel architectures, including the Celeron, Pentium, StrongArm, and IXP1200 Network processors, which run industry standard operating systems and applications. Embedded CPUs have been the Company’s base since its incorporation in 1987.

•	Digital Signal Processing. Digital signal processing (“DSP”) converts analog signals, like voice, video, music and graphics, to and from digital signals. Utilizing the high performance DSP architecture from Texas Instruments, RadiSys provides comprehensive voice processing solutions that include PCI and CompactPCI hardware modules, Telephony, Fax and Voice Coder algorithms along with other higher layer software frameworks and Application Platform Interfaces (APIs). Such solutions are intended to accelerate customer product development for Voice over IP, Softswitch and Media processing applications.

•	Network Interface Modules. Network interface modules enable the exchange of information across long distances using various voice and data communications technologies. For example, network interface building blocks enable OEMs to build SS7 infrastructure products for Advanced Intelligent Networks (“AIN”). These solutions enable customers to build their next generation systems with much higher density and reduce their floor space significantly. In addition, RadiSys has utilized Intel’s Network Processor, the IXP1200, to build the industry’s first CompactPCI solutions to cater to the packet processing needs of telecommunications customers’ next generation equipment. Packet processing needs may originate from both Voice-over-Packet and Security/ Firewalls applications.

•	Platforms. RadiSys can design, configure, manufacture, package and test a wide range of components, single-board computers, platforms, complete application subsystems, and complete private label systems to provide products that meet the requirements of the Company’s OEM customers.

      The Company believes an increasing portion of building blocks will continue to be based on Intel processor architecture. RadiSys has approximately 262 engineers and technicians with extensive expertise in Intel architecture, and RadiSys is one of only 14 members of the Applied Computing Provider Program for Intel Corporation. RadiSys works closely with Intel’s Communications Group to develop and market RadiSys’ and Intel’s respective products.

RadiSys Strategy

      Leverage the Company’s broad set of building blocks, platforms, application subsystems, and private label full system solution to become a total solution provider to a larger number of OEMs. RadiSys intends to actively market its current portfolio of capabilities to existing and new customers. The Company also intends to expand its capabilities by addressing new applications and expand its product portfolio through either internal development or strategic acquisitions. The goal is to become the total solution provider to its customers. As OEMs increasingly seek to reduce their number of suppliers, RadiSys believes that this strategy will strengthen its position as a preferred supplier and will increase revenue opportunities with each customer.

      Capitalize on Intel architecture expertise to expand market share. The Company believes that an increasing portion of building blocks will be based on the Intel X86, IXP2400 and IXP2800 network processor architectures. RadiSys intends to capitalize on its Intel architecture expertise and its close working relationship with Intel to continue to design and manufacture innovative Intel-based building blocks.

      Expand and leverage the Company’s “virtual division” presence. RadiSys strives to use its broad product offerings and substantial design expertise to become a seamless, or “virtual” division of its OEM customers. The Company believes that close customer relationships often lead to additional design wins. A design win is defined as a project estimated to produce revenue in excess of $0.5 million a year when in production. In the initial phases of a relationship, the Company establishes close communication links with its customers to enable their development personnel and its engineering personnel to interact on a real-time basis. The Company’s comprehensive understanding of embedded computer technology and applications assists the customer in resolving their overall product design issues while regular customer feedback enables RadiSys to increase and continually refresh its understanding of the customers’ specific design requirements. By working closely with its customers during the design process, RadiSys is able to deliver “perfect fit” custom integrated solutions that meet its customers’ performance, cost, functionality, and time-to-market needs and gain valuable insight into their requirements for next generation products.

Products

      RadiSys offers perfect fit and standard solutions at incremental levels of integration:

•	Chip-level: products used as components for higher levels of integration and for direct sale to customers who build their own board-level solutions;

•	Board-level: products integrated within platforms, application subsystems, and full private label subsystems;

•	Platform/ Application Subsystem-level: application-specific embedded subsystems designed for integration into complete systems by the OEMs; and

•	Private Label System-level: customer-ready systems designed to function without additional OEM integration.

      Perfect Fit Solutions. RadiSys’ perfect fit solutions range from modifications of standard products to newly developed custom solutions. The Company draws on its extensive experience and large design library to create products with varying degrees of customization. The development of custom solutions requires close and frequent communication with customers during the design process and a comprehensive understanding of technology in order to assist the customer in meeting product design requirements. RadiSys believes the ability to use ready-made building blocks to design and manufacture custom solutions will lead to greater demand for perfect fit solutions as the focus on a faster time-to-market increases.

      Standard Products. RadiSys provides a highly differentiated set of standard products. The Company can deliver Intel CPU platforms, system platforms, voice processing (DSP) technologies, network interface modules, network processor products, signaling products, embedded chipsets, software, and OS-9 operating systems on many key architectures, such as PCI and CompactPCI.

Customers

      RadiSys has a broad customer base of leading OEMs. The Company’s four largest customers, which accounted for approximately 43% of revenues in 2001, are listed below in alphabetical order together with a representative example of the type of application into which the customers incorporate RadiSys’ products.

Customer	Application

Comverse	Voice messaging system
IBM	Server interface
Nokia	Base station controller
Nortel	Base station controller/ PBX

Manufacturing

      RadiSys manufactures the majority of the products it designs and sells. RadiSys builds most of its products in its highly automated ISO9001 certified plant in Hillsboro, Oregon. The plant uses surface-mount technology (“SMT”) and provides board assembly, mechanical assembly, system assembly, and testing capability.

      The Hillsboro, Oregon plant has two automated lines for SMT double-sided board assembly as well as a separate building for systems integration. The Company estimates that, as now configured, the plant has sufficient capacity on multiple-shift operation to handle planned demand through 2002. Each line is modular and thus readily expandable by adding additional inline equipment.

      Because the products into which building blocks are integrated typically have long life cycles, dynamic stress testing of products must be particularly exact to ensure the reliability of these products. RadiSys believes testing processes in this area represent a significant competitive advantage to the Company. The Company uses a variety of commercial and proprietary test processes, including highly accelerated life testing, highly accelerated stress screening and bed-of-nails, and uses in-circuit and functional test equipment. The highly accelerated stress screening process detects early lifetime failures by subjecting products to a series of cycles of rapid temperature change and random mechanical vibration while the products are running a self-test program and are being monitored. The Company has equipment to perform temperature, humidity, and vibration analysis of products.

      RadiSys relies on contract manufacturers for bare-printed circuit board fabrication, machine-inserted through-hole circuit boards, semiconductor components, mechanical assemblies, and semiconductor foundry services. Although many of the raw materials and much of the equipment used in the manufacturing operation are available from a number of alternative sources, some of these materials and some equipment are obtained from a single supplier or a limited number of suppliers.

      The Company is dependent on third parties for a continuing supply of the components used in the manufacture of its products. For example, the Company is dependent solely on Intel for the supply of microprocessors and other components, and the Company depends on Epson Electronic America, AMI Semiconductor, LSI Logic Corporation, NEC Corporation, Texas Instruments, Inc., and Toshiba America Inc. as the sole source suppliers for other components. It would be difficult for the Company to locate alternative sources of supply for some of these components.

Sales and Marketing

      The Company views the design process as an opportunity to build long-term OEM customer relationships. RadiSys typically experiences long life cycles for products designed for its OEM customers. A typical sales team consists of an account manager along with supporting engineering personnel interacting with the OEM customers’ technical staff to solve specific requirements of application including: form, fit, function, environment and mechanics. The value proposition to the customers is a faster time-to-market.

      RadiSys markets its products primarily in North America, Western Europe, Israel, and Japan. In 2001 the top four customers accounted for approximately 43% of sales, Nokia and Nortel each accounted for greater than 10% of total revenue (16% for Nortel and 11% for Nokia). In North America, products are sold principally through a direct sales force. The Company has major U.S. sales offices in Oregon, Texas, Florida, and Iowa.

      Internationally, RadiSys primarily sells directly to its customers and through distributors. The Company has regional sales offices in The Netherlands, United Kingdom, Germany, Israel, France, and Japan. In 2001, 2000, and 1999 international sales represented approximately 48%, 43%, and 37% of revenues, respectively. Most of the international sales are denominated in U.S. dollars.

Research, Development and Engineering

      RadiSys believes the Company’s research, development and engineering expertise represents an important competitive advantage. The Company’s research, development, and engineering staff consisted of 262 engineers and technicians at December 31, 2001.

      Most of the Company’s research, development and engineering efforts are focused on projects with its OEM customers, resulting in the development of custom board-level and system-level products. For these projects, the engineering staff works closely with the customers and the customer pays the Company non-recurring engineering fees as certain milestones are attained. From time to time, the engineering staff also engages in joint research and development of other products with some of the Company’s customers and other parties. RadiSys’ research and development staff is located in Hillsboro, Oregon; Houston, Texas; Des Moines, Iowa; Mt. Laurel, New Jersey; Boca Raton, Florida; and Birmingham, United Kingdom.

      In the initial phases of the relationship, considerable attention is given to the establishment of communications links, such as electronic mail, with RadiSys’ customers to enable the customer’s development personnel and its engineering personnel to interact on a real-time or rapid response basis. The Company believes close and frequent communication during the design process allows the Company to operate as a “virtual division” within the customers’ internal organization. RadiSys’ in-depth understanding of building blocks assists the customers in resolving their overall product design issues while regular customer feedback enables RadiSys to increase and continually refresh its understanding of the customers’ specific design requirements.

      RadiSys typically retains the rights to any technology developed as a part of the design process. In some cases, the Company agrees to share technology rights, including manufacturing rights, with the customers, but the Company generally retains nonexclusive rights to use this shared technology.

      The Company’s target market is subject to rapid technological development, product innovation, and competitive pressures. Consequently, RadiSys has invested and will continue to invest resources in the research and development of:

•	technology building blocks such as software, embedded modules, platforms, chips, and low-level firmware;

•	application-specific embedded computers for specific customers; and

•	design processes and tools.

      In 2001, 2000, and 1999, the Company invested $35.3 million, $37.3 million, and $30.5 million, respectively, in research and development.

Competition

      The market for the Company’s products is intensely competitive, highly fragmented, and rapidly changing. The Company expects competition to persist and intensify, which could result in price reductions, reduced gross margins, and loss of market share for RadiSys.

      RadiSys competes with a number of companies including: AudioCodes Ltd., Brooktrout, Inc., Motorola, Inc., Natural Microsystems Corporation, Performance Technologies, Inc, and SBS Technologies, Inc. The competitors vary in size and in the scope and breadth of the products they offer. In addition, because many of the Company’s OEM customers have historically designed and manufactured or contracted for manufacturing of systems in-house and view their building block requirements from a make-versus-buy perspective, the Company often competes against the OEM customers’ in-house capabilities. RadiSys also competes with off-the-shelf product manufacturers and electronics contract manufacturers such as Solectron Corporation. Finally, the Company competes against embedded computer systems that rely on architectures other than Intel architecture, including the PowerPC architecture manufactured by IBM and Motorola.

Backlog

      As of December 31, 2001, the Company’s backlog was approximately $26.0 million, compared to $60.1 million as of December 31, 2000. The Company includes in its backlog all purchase orders scheduled for delivery within twelve months.

Intellectual Property

      The Company owns twenty-six U.S. utility patents, seven of which have corresponding foreign patents pending or issued. The Company has pending nine additional U.S. patent applications related to technology incorporated into its products; however, the Company relies principally on trade secrets for protection of its intellectual property. The Company believes, however, that its financial performance will depend much more on the pace of its product development and its relationships with its customers rather than upon intellectual property protection. The Company has from time to time been made aware of others in the industry who assert exclusive rights to certain technologies, usually in the form of an offer to license certain rights for a fee or royalties. The Company’s policy is to evaluate such claims on a case-by-case basis. The Company may seek to enter into licensing agreements with companies having or asserting rights to technologies if the Company concludes that such licensing arrangements are necessary or desirable.

Employees

      As of December 31, 2001, the Company had 818 employees, of which 763 were regular employees and 55 were agency temporary employees or contractors. The Company is not subject to any collective bargaining agreement, has never been subject to a work stoppage, and believes that it has maintained good relationships with its employees.

FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K, including the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and statements the Company’s management may make from time to time, contain forward-looking statements. All statements, other than statements of historical fact, that relate to future events or to the Company’s future performance, including statements concerning the Company’s expectations and goals for gross margin, research and development expenses, selling, general, and administrative expenses, and cost savings as it relates to restructuring activities are forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the Company’s or its industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among other things,

•	dependence on the relationship with Intel Corporation and its products;

•	lower than expected or delayed sales by the Company’s customers;

•	changes in customer order patterns or inventory levels;

•	excess or obsolete inventory and changes in valuation of inventory reserves;

•	lower than expected or delayed or cancelled design wins with key OEMs;

•	failure of leading OEMs to incorporate the Company’s solutions in successful products;

•	schedule delays or cancellations in design wins;

•	excess manufacturing capacity;

•	execution of the development or production ramp for design wins;

•	inability to successfully integrate acquired businesses and assets, including S-Link Corporation and Microware Systems Corporation, including the consolidation of redundant offices and service operations;

•	deliveries of products containing errors, defects, or bugs;

•	dependence on a limited number of suppliers or, in some cases, one supplier for components and equipment used to manufacture products;

•	competition in the building block markets for communications equipment, which may lead to lower than expected sales prices for the Company’s products or reduced sales volume;

•	political, economic and regulatory risks associated with international operations, including interest rate and currency exchange rate fluctuations;

•	political unrest or instability;

•	disruptions in the general economy and in the Company’s business, including disruptions of cash flow and the Company’s normal operations, that may result from terrorist attacks or armed conflict;

•	ability to attract and retain qualified personnel, including at the most senior management levels;

•	technological difficulties and resource constraints encountered in developing new products;

•	the impact of rapid technological and market changes;

•	the inability to protect the Company’s intellectual property or successfully to defend against infringement claims by others;

•	business conditions in the general economy and in the markets the Company serves, particularly the communications markets;

•	difficulty or inability to meet the Company’s obligations to repay indebtedness; and

•	other risk factors listed from time to time in the Company’s SEC reports, including but not limited to those listed under the section entitled “Risk Factors” in this Annual Report on Form 10-K and subsequently filed reports.

      In some cases, forward-looking statements can be identified by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “the Company’s future success depends,” “seek to continue,” “its intent,” “intends,” the negative of these terms, or other comparable terminology. In particular, these statements include, among other things, statements relating to the Company’s business strategy, including RadiSys’ acquisition strategy; the development of the Company’s products; the Company’s ability to identify new products and services; the Company’s ability to achieve market acceptance of RadiSys’ products; and RadiSys’ projected financial performance, including revenues, earnings, gross margins, capital expenditures, and liquidity.

      These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider the risks outlined above and those listed under the section entitled “Risk Factors” in this Annual Report on Form 10-K and subsequently filed reports. These risk factors may cause RadiSys’ actual results to differ materially from any forward-looking statement.

      The Company does not guarantee future results, levels of activity, performance or achievements and does not assume responsibility for the accuracy and completeness of these statements. The Company is under no obligation to update any of the forward-looking statements.

RISK FACTORS

The Company’s period-to-period revenue and operating results fluctuate significantly, which may result in volatility in the price of RadiSys’ common stock.

      The Company’s period-to-period revenues and operating results have varied in the past and management expects they will continue to vary in the future, and any such fluctuations may cause RadiSys’ stock price to fluctuate. Accordingly, you should not rely on the results of any past quarterly or annual periods as an indication of its future performance. In future periods, the Company’s operating results may fall below the expectations of public market analysts and investors, which could cause the price of its common stock to decline, perhaps significantly.

      A number of factors may contribute to fluctuations in revenues and operating results. The Company may have difficulty predicting the volume and timing of orders for products. Ensuing delays in closing orders can cause the Company’s operating results to fall substantially short of anticipated levels for any period. Delays by RadiSys’ OEM customers in producing products that incorporate RadiSys’ products also could cause its operating results to fall short of anticipated levels. Other factors that may lead to fluctuations in the Company’s revenues and operating results include:

•	success in achieving design wins in which the Company’s products are designed into those of the Company’s customers;

•	market acceptance of the OEM products that incorporate the Company’s products;

•	the rate of adoption of new products;

•	excess or obsolete inventory and changes in valuation of inventory reserves;

•	competition from new technologies and other companies; and

•	the variability of the life cycles of RadiSys’ customers’ products.

Because of the Company’s dependence on its relationship with Intel and its products, any disruption of its relationship with Intel, or any downturn in Intel’s business, could have an adverse impact on the Company’s business or the Company’s financial performance.

      The Company’s success is significantly dependent on Intel’s continued commitment to the embedded computer market. Most of RadiSys’ products are based on Intel’s architecture. Intel’s decision to de-emphasize or withdraw support of the embedded computer segment of the computer market would have a materially adverse effect on the Company’s business, financial condition and results of operations.

      In addition, the Company has designed and manufactured embedded computer solutions for Intel, received research and development funding from Intel for the development of various embedded computer systems, engaged in joint planning and marketing programs with Intel and relied in part on Intel’s distributors to market RadiSys’ products. Any adverse development in the Company’s relationships with Intel could have a materially adverse effect on its business, financial condition and results of operations.

      Finally, RadiSys’ reliance on Intel’s architecture renders the Company vulnerable to changes in microprocessor technology. For example, if the architectures used in the microprocessors of Intel’s competitors, such as Advanced Micro Devices and Motorola, Inc., become standard in the embedded computer industry, demand for the Company’s embedded computer solutions may decline. Any failure on the Company’s part to use the most current technology in its products could have a materially adverse effect on its business, results of operations and financial condition.

RadiSys depends on the communications market and any inability to sell RadiSys’ products to this market could have a substantially negative impact on its revenues.

      The Company derives a substantial portion of product revenues from sales of products for communications applications. The communications market is characterized by intense competition, rapid technological change, and short-term economic uncertainty.

      Products for communications applications are often based on industry standards, which are continually evolving. RadiSys’ future success will depend, in part, upon its ability to successfully develop and introduce new products based on emerging industry standards. The Company’s failure to conform to these standards could render its existing products unmarketable or obsolete. If the communications market develops new standards, the Company may be unable to successfully design and manufacture new products that address the needs of RadiSys’ customers or achieve substantial market acceptance.

The Company’s ability to reduce costs is limited by its ongoing need to invest in research and development.

      The Company’s industry is characterized by the need for continued investment in research and development. If the Company failed to invest sufficiently in research and development, the Company’s products could become less attractive to potential customers, and its business and financial condition could be materially adversely affected. As a result of the Company’s need to maintain or increase its spending levels in this area and the difficulty in reducing costs associated with research and development, the Company’s operating results could be materially harmed if its net sales fall below expectations. In addition, as a result of RadiSys’ emphasis on research and development and technological innovation, its operating costs may temporarily increase further in the future.

If the Company does not achieve design wins with key OEMs, the Company may be unable to secure future design wins from, and therefore make sales of its products to, these customers in the future.

      Once an OEM has designed building blocks into its products, the OEM may be reluctant to change its solution source due to the significant costs associated with qualifying a new supplier. Accordingly, the failure to achieve design wins with key OEMs who have chosen a competitor’s solution could create barriers to future sales opportunities with such OEMs and could limit the Company’s growth.

If leading OEMs do not incorporate the Company’s products in successful products, sales of RadiSys’ products will decline significantly.

      The Company relies on OEMs, such as Nokia and Nortel, to include its building blocks in their products. RadiSys further relies on the OEM’s products to be successful. If these products are not successful, the Company will not sell building blocks in large quantities to these OEMs. Accordingly, the Company must correctly anticipate the price, performance and functionality requirements of the OEMs. The Company also must successfully develop products that meet these requirements and make these products available on a timely basis and in sufficient quantities. Moreover, if there is consolidation in any of the Company’s target markets, especially communications, or if a small number of OEMs otherwise dominate any of these markets, then the Company’s success will depend on its ability to establish and maintain relationships with these market leaders. If RadiSys does not anticipate trends in any of its markets or fails to meet the requirements of OEMs, or if the Company does not successfully establish and maintain relationships with leading OEMs, then its business, financial condition and results of operations could be seriously harmed.

If RadiSys delivers products with defects, the Company’s credibility could be harmed, and market acceptance and sales of its products could decrease.

      RadiSys’ products are complex and have contained errors, defects and bugs when introduced. If the Company delivers products with errors, defects or bugs, its credibility and market acceptance and sales of its products could be harmed. Further, if the Company’s products contain errors, defects and bugs, then it may be required to expend significant capital and resources to alleviate such problems. Defects could also lead to product liability as a result of product liability lawsuits against the Company or against RadiSys’ customers. The Company has agreed to indemnify its customers in some circumstances against liability from defects in its products. Product liability litigation arising from errors, defects or problems, even if it resulted in an outcome favorable to RadiSys, could be time consuming and costly to defend. Existing or future laws or unfavorable judicial decisions could negate any limitation of liability provisions that are included in the Company’s license agreements. A successful product liability claim could seriously harm RadiSys’ business, financial condition and results of operations.

      RadiSys maintains insurance coverage for product liability claims. Although RadiSys believes this coverage is adequate, the Company does not guarantee that coverage under insurance policies will be adequate to cover product liability claims against RadiSys. In addition, product liability insurance could become more expensive and difficult to maintain and may not be available in the future on commercially reasonable terms or at all. The amount and scope of any insurance coverage may be inadequate if a product liability claim is successfully asserted against RadiSys.

Because the Company depends on a few suppliers or, in some cases, one supplier for some of the components RadiSys uses in the manufacture of its products, a loss of that supplier or a shortage of any of those components could have a materially adverse effect on its business.

      RadiSys depends on third parties for a continuous supply of the components the Company uses in the manufacture of its products as described above in Item 1 of this Annual Report on Form 10-K under the heading “Manufacturing.” Some of these components are obtained from a single supplier, or a limited number of suppliers. RadiSys would encounter difficulty in locating alternative sources of supply for some of these components. Moreover, suppliers may discontinue or upgrade products, some of which are incorporated into its products. Any limitation, discontinuance or upgrade could require the Company to redesign a product to incorporate newer or alternative technology. If the Company were to change any of its sole or limited source vendors, it would be required to requalify each new vendor. Requalification could prevent or delay product shipments that could negatively affect the Company’s results of operations. RadiSys has no long-term contracts with any suppliers of components. The electronics industry has experienced product shortages, some of which have been both prolonged and severe. Because of capacity constraints in the electronic component industry, RadiSys has at times experienced supply shortages of its components. These shortages have adversely affected component prices and have resulted in the delay of shipments of products incorporating these components. Failure to obtain adequate supplies of components or increases in the cost of components could have a materially adverse effect on the Company’s business, financial condition and results of operations.

Acquisitions may be costly and difficult to integrate, divert management resources or dilute shareholder value.

      RadiSys has considered and completed strategic acquisitions in the past, including the acquisitions in 2001 of S-Link Corporation and Microware Systems Corporation. In addition, in the future the Company may acquire or make investments in complementary companies, products or technologies. RadiSys may not be able to integrate any acquired companies, products or technologies successfully. In connection with any acquisitions or investments it could:

•	issue stock that would dilute RadiSys’ existing shareholders’ percentage ownership;

•	incur debt and assume liabilities;

•	obtain financing on unfavorable terms;

•	incur amortization expenses related to acquired intangible assets or incur large and immediate write-offs;

•	incur large and immediate write-offs related to office closures of the acquired companies, including costs relating to termination of employees and facility and leasehold improvement charges relating to vacating the acquired companies’ premises; and

•	reduce the cash that would otherwise be available to fund the Company’s operations or to use for other purposes.

      RadiSys’ recent acquisitions and future potential acquisitions may pose additional risks to RadiSys’ operations, including:

•	problems and increased costs in connection with integration of the personnel, operations, technologies or products of the acquired companies;

•	unanticipated costs;

•	diversion of management’s attention from its core business;

•	adverse effects on business relationships with the Company’s suppliers and customers and those of the acquired company;

•	acquired assets becoming impaired as a result of technical advancements or worse-than-expected performance by the acquired company;

•	entering markets in which RadiSys has no, or limited, prior experience; and

•	potential loss of key employees, particularly those of the acquired organization.

      Failure to successfully integrate any future acquisition may harm the Company’s business.

Competition in the market for building blocks, platforms, application subsystems and private label full system solutions is intense, and could reduce the Company’s sales and prevent the Company from maintaining profitability.

      The market for building blocks, platforms, application subsystems and full system solutions is intensely competitive, highly fragmented and rapidly changing. The Company expects competition to persist and intensify, which could result in price reductions, reduced gross margins and loss of market share for its products.

      As described in Item 1 of this Annual Report on Form 10-K under the heading “Competition,” RadiSys competes with a number of companies. Some of RadiSys’ competitors and potential competitors have a number of significant advantages over RadiSys, including:

•	a longer operating history;

•	more name recognition and marketing power;

•	preferred vendor status with RadiSys’ existing and potential customers; and

•	significantly greater financial, technical, marketing, and other resources, which allow them to respond more quickly to new or changing opportunities, technologies, and customer requirements.

      Furthermore, existing or potential competitors may establish cooperative relationships with each other or with third parties, or adopt aggressive pricing policies to gain market share.

      As a result of increased competition, the Company could encounter significant pricing pressures. These pricing pressures could result in significantly lower average selling prices for RadiSys’ products. RadiSys may not be able to offset the effects of any price reductions with an increase in the number of customers, cost reductions or otherwise. In addition, many of the industries the Company serves, such as the communications industry, are encountering consolidation, or are likely to encounter consolidation in the near future, which could result in increased pricing pressure and other competition.

The Company’s international operations expose the Company to additional political, economic, and regulatory risks not faced by businesses that operate only in the United States.

      The Company conducts international operations in Europe and Asia. RadiSys’ international operations are subject to risks similar to those affecting RadiSys’ U.S. operations, as well as a number of other risks, including:

•	longer accounts receivable collection cycles;

•	expenses associated with localizing products for foreign markets;

•	difficulties in managing operations across disparate geographic areas;

•	difficulties in hiring qualified local personnel;

•	foreign currency exchange rate fluctuations;

•	difficulties associated with enforcing agreements and collecting receivables through foreign legal systems;

•	unexpected changes in regulatory requirements that impose multiple conflicting tax laws and regulations; and

•	periodic economic downturns and unstable political environments in these foreign markets, including disruptions of cash flow and RadiSys’ normal operations that may result from terrorist attacks or armed conflict.

      In addition, various jurisdictions outside the United States have laws limiting the right and ability of non-United States subsidiaries and affiliates to pay dividends and remit earnings to affiliated companies unless specified conditions exist. The Company’s ability to expand the sale of its products internationally is also limited by the necessity of obtaining regulatory approval in new countries.

      The Company sells products to customers in transactions denominated primarily in U.S. dollars. Some of RadiSys’ international sales, however, are denominated in currencies other than U.S. dollars, thereby exposing the Company to risks associated with exchange rate fluctuations. An increase in the value of the U.S. dollar relative to foreign currencies could adversely affect its operating results.

New technologies could render RadiSys’ products obsolete.

      The market for building blocks, platforms, application subsystems, and full system solutions is characterized by rapid technological change, evolving industry standards, changes in consumer demands, and frequent new product introductions. If the Company is unable to adapt to its rapidly changing market on a cost-effective and timely basis, the Company’s business, financial condition, and results of operations will be materially and adversely affected. Advances in embedded computer technology could lead to new competitive technologies and products that have better performance or lower prices than RadiSys’ products, and could render its products obsolete and unmarketable.

If the Company is unable to protect its intellectual property, the Company may lose a valuable competitive advantage or be forced to incur costly litigation to protect its rights.

      The Company’s future success and ability to compete depends in part on its proprietary technology, but its protective measures may prove inadequate to protect its proprietary rights. RadiSys relies principally on trade secrets for protection of its intellectual property. The Company also relies on a combination of patent, copyright, trademark and trade secret laws, and contractual provisions to establish and protect the Company’s proprietary rights. Despite RadiSys’ efforts to protect its intellectual property, a third party could copy or otherwise obtain proprietary information without authorization, or could develop technology competitive to that of the Company. The Company’s competitors may independently develop similar technology, duplicate the Company’s products or design around the Company’s intellectual property rights. In addition, the laws of some foreign countries do not protect RadiSys’ proprietary rights to as great an extent as do the laws of the United States. The Company expects that the use of its intellectual property will become more difficult to monitor if RadiSys increases its international presence. RadiSys may have to litigate to enforce its intellectual property rights, to protect its trade secrets or know-how or to determine their scope, validity or enforceability. Enforcing or defending its intellectual property rights is expensive, could cause the diversion of the Company’s resources and may not prove successful. If RadiSys is unable to protect its intellectual property, the Company may lose a valuable competitive advantage.

If RadiSys becomes subject to intellectual property infringement claims, these claims could be costly and time consuming to defend, divert management attention or cause product delays.

      Any intellectual property infringement claims against the Company, with or without merit, could be costly and time consuming to defend, divert management’s attention or cause product delays. The Company expects that building block manufacturers will be increasingly subject to infringement claims as the number of products and competitors in RadiSys’ industry grows and the functionality of products overlaps. In addition, from time to time RadiSys has received correspondence claiming that some of RadiSys’ products may be infringing one or more patents. None of these allegations has resulted in litigation. RadiSys believes it has credible arguments that these patents are either invalid, not infringed or would not be enforced by a court. If, however, the Company’s products were found to infringe a third party’s proprietary rights, RadiSys could be required to enter into royalty or licensing agreements to continue to sell its products and be subject to claims for damages. Royalty and licensing agreements, if required, may not be available on terms acceptable to RadiSys or at all. Management cannot guarantee that any of the foregoing actions, if successful, would not have a materially adverse effect on RadiSys’ financial condition and results of operations.

The loss of key management or the Company’s inability to attract and retain sufficient numbers of managerial, engineering and other technical personnel could have a material adverse effect upon RadiSys’ business, financial condition or results of operations.

      RadiSys’ continued success depends, in part, on key managerial, engineering, and technical personnel as well as its ability to continue to attract and retain additional personnel. In particular, the Company depends on its president and chief executive officer, Dr. Glenford J. Myers. In the past, key personnel have left RadiSys to pursue other opportunities. The loss of key personnel could have a material adverse effect on the business, financial condition, or results of operations. RadiSys may not be able to continue to retain its key managerial, engineering and technical employees. The Company’s growth may be dependent on its ability to attract new highly skilled and qualified technical personnel in addition to personnel that can implement and monitor its financial and managerial controls and reporting systems. RadiSys does not guarantee that its recruiting efforts to attract and retain these personnel will be successful.

Item 2.     Properties

      In the U.S., the Company leases the following facilities (all numbers approximate): 138,000 square feet of office and manufacturing space in two buildings in Hillsboro, Oregon; 144,000 square feet of office and manufacturing space in Houston, Texas; 36,000 square feet of office space in Boca Raton, Florida; 5,700 square feet of office space in Cranberry, New Jersey; and 3,600 square feet of office space in Mt. Laurel, New Jersey. The Company owns two parcels of land adjacent to its Hillsboro facility, which are being held for future expansion. The Company owns one 23,000 square foot building located on its main campus in Hillsboro, Oregon, and one 89,000 square foot building located in Des Moines, Iowa. The building in Des Moines, Iowa is subject to a mortgage (see Note 10 — Long-term Liabilities in the Notes to Consolidated Financial Statements). The Company also leases eight small offices in the U.S. located in Dallas, Texas; San Diego, and Campbell, California; Raleigh and Charlotte, North Carolina; Cheshire, Connecticut; Marlborough, Massachusetts; and Alpharetta, Georgia. Internationally, the Company leases office space in the following cities: Almere and Alkmaar, The Netherlands; Birmingham, Swindon, and Wendover, United Kingdom; Cedex, France; Neu-isenburg and Munich, Germany; Rehovot, Israel; Tokyo, Osaka, and Nagoya, Japan; and Althlone, Ireland. Total lease costs of all these facilities are approximately $5.6 million per year, plus certain building operating expenses. Part of the leased properties in Texas, Florida, Georgia, North Carolina, and New Jersey were vacated as a result of the restructuring activities during the year ended December 31, 2001. For additional information regarding the Company’s restructuring activities, see “Restructuring charges” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Part of the Company’s international sales offices will be vacated during the first quarter of 2002 in an effort to consolidate duplicate office space in Europe and Japan.

Item 3.     Legal Proceedings

      The Company has no material litigation pending.

Item 4.     Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 4(a).     Executive Officers of the Registrant

      As of March 25, 2002, the names, ages and positions held by the executive officers of the Company were as follows:

Name	Age	Position with the Company

Dr. Glenford J. Myers	55	Chairman of the Board, President, and Chief Executive Officer
Ronald A. Dilbeck	48	Sr. Vice President and General Manager of Telecommunications Division.
Julia Harper	43	Vice President of Finance and Administration and Chief Financial Officer
Arif Kareem	49	Sr. Vice President of Strategic Business Development/ Corporate Marketing
Fred Yentz	37	Vice President and General Manager of Enterprise Systems Division

      Dr. Glenford J. Myers founded the Company in March 1987 and has served as the Company’s Chairman of the Board, President and Chief Executive Officer since that time. From 1981 to 1987, he held various management positions with Intel Corporation in microprocessor development. From 1968 to 1981, Dr. Myers held various engineering and management positions with IBM. Dr. Myers holds a Ph.D. from the Polytechnic Institute of New York, an M.S. from Syracuse University and a B.S.E.E. from Clarkson College. He is the author of eight books on computer architecture, software design, and software testing.

      Ronald A. Dilbeck joined the Company in May 1996 as Vice President and General Manager of Automation and Control Division and was appointed to the position of Chief Operating Officer of the Company in October 2000. In February 2002, Mr. Dilbeck was appointed Sr. Vice President and General Manager of Telecommunications Division. From 1994 to 1996, Mr. Dilbeck was President and Chief Executive Officer of nCUBE, Inc, a company that builds interactive multimedia servers. From 1983 to 1994, he held various engineering management positions with Sequent Computer Systems, a manufacturer and provider of information technology solutions, the most recent being Director of Integration Services. Mr. Dilbeck holds an M.S.E.E. from Washington State University and a B.S.E.E. and a B.S. in Mathematics from Oregon State University.

      Julia Harper joined the Company in October 2001 as Vice President of Finance and Administration and Chief Financial Officer. From 1997 to 2001 Ms. Harper was the Vice President of Finance and Controller at Electro Scientific Industries Inc., where she was responsible for overseeing finance and accounting functions across the company’s headquarters and numerous domestic and foreign subsidiaries. Ms. Harper held a variety of finance and accounting positions, including Accounting Manager with Instromedix Inc from 1995 to 1997. Prior to 1995 she held finance and accounting positions with Arco Oil and Gas Company. Ms. Harper holds bachelors and masters degrees in Business Administration from the University of Texas at Arlington and Southern Methodist University, respectively.

      Arif Kareem joined the Company in July 1997 as Vice President of Telecom Business Unit, and was appointed to Vice President and General Manager of Telecommunications Division in October 1997 and Senior Vice President in October 2000. In February 2002, Mr. Kareem was appointed as Sr. Vice President of Strategic Business Development and Corporate Marketing. From 1980 to 1997 Mr. Kareem held various engineering and marketing management positions at Tektronix, Inc. before serving as General Manager of Tektronix’s Telecom Product Line, and subsequently General Manager of the Communications Test Business Unit. Mr. Kareem holds a B.S.E.E. and an M.S.E.E. from Lehigh University, and an M.B.A. from the University of Oregon.

      Fred Yentz joined the Company in December 1999 as Vice President and General Manager of Enterprise Systems Division. Mr. Yentz came to RadiSys from IBM’s Open Computing Platforms Group where he served as Business Area Manager. Mr. Yentz spent 12 years at IBM with responsibilities for Engineering and New Business Development and Management. He is named as an inventor on two U.S. patents in system bus architecture and system mechanical packaging and has several other patents pending. Mr. Yentz is active in several trade associations and currently sits on the Board of Directors of Telecommunications Industry Association (“TIA”). He also serves as the Chairman of the Global Enterprise Market Division of the TIA and is the former Chairman of the Multimedia Telecommunications Association (“MMTA”). Mr. Yentz holds a B.S. in electrical engineering from Michigan Technological University, an MBA with a telecommunications minor from the University of Miami, and an MS in computer information systems from the University of Miami.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Shareholder Matters.

      The Company’s Common Stock has been traded on the Nasdaq National Market since the Company’s initial public offering in 1995 under the symbol “RSYS.” The following table sets forth, for the periods indicated, the highest and lowest closing sale prices for the Common Stock, as reported by the Nasdaq National Market.

	High	Low

2001
First Quarter	$28.88	$16.63
Second Quarter	$26.99	$16.19
Third Quarter	$22.55	$12.00
Fourth Quarter	$20.00	$11.48
2000
First Quarter	$63.38	$37.88
Second Quarter	$60.06	$29.50
Third Quarter	$64.06	$46.50
Fourth Quarter	$48.50	$20.69

      On March 25, 2002 the last reported sale price of the Common Stock on the Nasdaq National Market was $17.02.

      The Company has never paid any cash dividends on its Common Stock and does not expect to declare cash dividends on the Common Stock in the foreseeable future. The Company’s current policy is to retain all of its earnings to finance future growth.

      As of March 25, 2002 there were approximately 291 holders of record of the Company’s Common Stock. The Company believes that the number of beneficial owners is substantially greater than the number of record holders because a large portion of the Company’s outstanding Common Stock is held of record in broker “street names” for the benefit of individual investors.

Item 6.     Selected Financial Data

	Years Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands, except per share data)
Consolidated Statement of Operations Data
Revenues	$227,752	$340,676	$251,090	$186,548	$191,814
Gross margin	35,172	116,897	92,297	62,684	70,549
(Loss) income from operations	(60,332)	34,005	16,604	8,569	21,165
(Loss) income before extraordinary item	(34,486)	29,345	18,997	7,818	14,272
(Loss) income before extraordinary item per share (diluted)*	(2.00)	1.62	1.11	0.48	0.88
Weighted average shares outstanding (diluted)*	17,249	18,161	17,110	16,129	16,212
Consolidated Balance Sheet Data
Working capital	$141,940	$205,357	$68,863	$83,083	$78,744
Total assets	304,860	334,003	187,563	131,727	130,200
Long term obligations, excluding current portion	104,180	97,191	—	88	399
Total shareholders’ equity	150,711	179,331	134,255	106,827	99,422

Note:	The selected financial data as of the two years ended December 31, 1998 and 1997 has been restated to reflect the merger with Texas Micro Inc., which was accounted for as a pooling of interests.

*	Reflects the three-for-two stock split on November 29, 1999.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Total revenue was $227.8 million for 2001, compared to $340.7 million for 2000. Net loss was $34.5 million for 2001, compared to net income of $32.6 million for 2000. Net loss per share was $2.00, basic and fully diluted for 2001, compared to net income per share of $1.92 and $1.80, basic and fully diluted, respectively, for 2000.

      The net loss for the year ended December 31, 2001 includes, before income tax benefit, first quarter, second quarter, and fourth quarter restructuring charges of $9.8 million, $3.2 million, and $3.9 million, respectively, and other charges totaling $26.7 million. The first quarter restructuring charge was a result of the Company’s decision to consolidate all internal manufacturing operations into the Company’s Hillsboro, Oregon plant, the closure of certain sales offices in France and Germany, and the elimination of approximately 200 positions throughout the Company. The second quarter restructuring charge related to the closure of the Company’s Boston design center and severance of approximately 40 employees. The fourth quarter restructuring charge was a result of the Company’s continued efforts to improve its cost structure through consolidation of functions and facilities. Management expects that these three restructuring activities, coupled with other non-restructuring charges recorded during the current year should save the Company approximately $5.0 million per quarter once the plans are fully implemented. The Company anticipates these plans to be fully implemented by the end of the second quarter, 2002. Other charges for the year ended December 31, 2001 include: $24.6 million in inventory related adjustments resulting from an end-of-life acceleration for non-strategic products and from reduced demand and decreased component prices in the marketplace resulting in excess or obsolete inventory, $0.8 million in charges to consolidate Company facilities, a $0.4 million permanent write-down of an investment received in connection with a prior divestiture, $0.4 million of other severance costs, and $0.5 million of fixed asset write-offs not related to the restructuring.

      On April 20, 2001 the Company acquired privately-held S-Link Corporation (“S-Link”) in a cash transaction valued at approximately $4.7 million. The Company anticipates that the acquisition will enhance its technology and building blocks for signaling applications within packet networks. The acquisition of S-Link was accounted for using the purchase method.

      On August 27, 2001, the Company completed the acquisition of Microware Systems Corporation (“Microware”), which became a wholly-owned subsidiary of RadiSys. The Company anticipates that the acquisition of Microware will provide a highly differentiated leadership position for solutions using the network processor family and will offer customers complete faster-to-market solutions for certain applications. The purchase price aggregated $13.9 million in cash consideration, net of cash received, of which $13.6 million has been paid and $0.3 million is accrued for as of December 31, 2001. The acquisition of Microware was accounted for using the purchase method.

Critical Accounting Policies and Estimates

      RadiSys’ discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that may affect the reported amounts of assets, liabilities, and revenues and expenses. On an on-going basis, management evaluates its estimates, including those related to collectibility of accounts receivable, investments, inventories, intangible assets, income taxes, warranty obligations, and restructuring costs and provisions. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      RadiSys believes the following critical accounting policies reflect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

•	The Company recognizes revenues from hardware product sales upon shipment to customers, provided that:

•	an authorized purchase order has been received;
•	the price is fixed;
•	title has transferred;
•	collection of the resulting receivable is probable;
•	product returns are reasonably estimable;
•	there are no customer acceptance requirements; and
•	there are no remaining significant obligations on the part of the Company.

      For sales through distributors, potential returns are estimated based upon contractual limitations and historical return rates. The Company recognizes software product revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4, “Deferral of the Effective Date of Certain Provisions of SOP 97-2,” effective February 1, 1998 and by SOP 98-9, “Modification of SOP 97-2, ‘Software Revenue Recognition’ with Respect to Certain Transactions.” Software product revenues are recognized at the time of shipment or upon delivery of the software master, provided that:

•	collection of the resulting receivable is probable;
•	the fee is fixed or determinable; and
•	vendor-specific objective evidence (“VSOE”) exists to allocate the total fee to all delivered and undelivered elements of the arrangement.

      Any post-contract support (“PCS”) included in these arrangements is recognized as earned on a straight-line basis over the terms of the contracts. Software product revenues were not significant to the Company for the years reported. Service revenues include custom contract engineering work and custom software development projects and are recognized on a percentage-of-completion basis. Service revenues were not significant to the Company for the years reported.

•	The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional provisions for doubtful accounts may be required.

•	The Company records additions to reserves for its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional provisions for inventory write-downs may be required.

•	The Company assesses the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When RadiSys determines that the carrying value of intangibles, long-lived assets or goodwill may not be recoverable, the Company records the impairment based on a projected undiscounted cash flow method.

•	The Company provides for the estimated cost of product warranties at the time revenue is recognized. Although the Company engages in extensive product quality programs and processes, the Company’s warranty obligation is affected by product failure rates, material usage, and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage, or service delivery costs differ from the Company’s estimates, revisions to the estimated warranty liability would be required.

•	The Company records a valuation allowance to reduce deferred tax assets to the amount believed to be realized in its future tax returns. Should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be required and would be reflected in the consolidated statement of operations in the period such determination is made.

Results of Operations

      The following table sets forth certain operating data as a percentage of revenues for the years ended December 31, 2001, 2000, and 1999.

	Years Ended December 31,

	2001	2000	1999

Revenues	100.0%	100.0%	100.0%
Cost of sales	84.6	65.7	63.2

Gross margin	15.4	34.3	36.8
Research and development	15.5	10.9	12.1
Selling, general and administrative	15.7	11.5	14.7
Goodwill and intangibles amortization	3.3	1.9	1.0
Restructuring charges	7.4	—	—
Combination costs	—	—	2.4

(Loss) income from operations	(26.5)	10.0	6.6
Interest (expense) income, net	(0.1)	0.4	0.5
Other (expense) income, net	(0.8)	—	0.7

(Loss) income before income tax (benefit) provision	(27.4)	10.4	7.8
Income tax benefit (provision)	12.3	(1.8)	(0.3)

Net (loss) income before extraordinary gain	(15.1)	8.6	7.5
Extraordinary gain, net of 35% tax	—	1.0	—

Net (loss) income	(15.1)%	9.6%	7.5%

     Comparison of Year 2001 and Year 2000

      Revenues. Revenues decreased $112.9 million or 33.1% from $340.7 million in 2000 to $227.8 million in 2001. The decrease in revenues was principally attributable to lower customer sales as a result of the overall poor economic conditions and the related downturn within the Company’s three primary markets: communications infrastructure equipment, medical equipment, and electronics assembly equipment. As of December 31, 2001, the Company’s backlog was approximately $26.0 million, compared to backlog of approximately $60.1 million as of December 31, 2000.

      Gross Margin. Gross margin decreased to 15.4% of revenues in 2001 compared to 34.3% for the year ended December 31, 2000. The decrease in gross margin as a percentage of revenues for the year ended December 31, 2001 was primarily attributable to unfavorable absorption due to reduced utilization of manufacturing capacity resulting from decreased revenues and inventory related adjustments of $3.9 million, $6.8 million, and $13.9 million in the first, second, and fourth quarters, respectively. Gross margin for 2001 excluding the inventory write-downs throughout the year was 26.2%. RadiSys expects to return to its strategic gross margin range when revenues return to historical levels. RadiSys seeks to price its products for new design wins to achieve an average gross margin of approximately 32% to 35% because the Company believes that this gross margin range represents the best elasticity point to maximize design wins and long-term growth.

      Research and Development. Research and development expenses decreased by $2.0 million or 5.4% from $37.3 million in 2000 to $35.3 million in 2001. The decrease for the year ended December 31, 2001 was a result of lower spending as a result of additional cost control measures, initiated and completed during the year ended December 31, 2001, and reduced incentive expenses. These cost savings were partially offset by increases in engineering headcount of 31 employees since December 31, 2000. Most of the increase in engineering headcount resulted from the S-Link acquisition in April 2001 and the Microware acquisition in August 2001. The increase in research and development spending as a percentage of revenue for the year ended December 31, 2001 was associated with the decline in revenues during 2001. RadiSys intends to continue to fund research and development at levels near its fourth quarter run-rate of $8.4 million throughout 2002. Over the longer term, the Company’s goal is for research and development funding to be between 10% to 12% of revenues.

      Selling, General, and Administrative. Selling, general, and administrative (“SG&A”) expenses decreased by $3.4 million or 8.7% for the year ended December 31, 2001 compared to the year ended December 31, 2000. The decrease in 2001 was primarily due to lower spending, as a result of cost control measures including a reduction in sales commission expense and other incentive expenses resulting from lower sales. The increase as a percentage of revenues for 2001 resulted from a decline in revenues. Management intends to continue to manage SG&A expenses at levels to near its fourth quarter run-rate of $9.1 million throughout 2002. Overall the Company’s goal is for selling, general, and administrative expenses to range between 9% to 10% of revenues.

      Goodwill and Intangibles Amortization. Goodwill and intangibles amortization expense increased by $1.0 million, or 15.6% for the year ended December 31, 2001 compared to the year ended December 31, 2000. The increase in goodwill and intangibles amortization for 2001 is due to $1.0 million in amortization of the purchased intangibles related to the Microware acquisition and $0.4 million in amortization of goodwill related to the purchase of S-Link, offset by the decision to decrease the estimate of total goodwill associated with the 1999 acquisition of Open Computing Platform (“OCP”). This reduction is based upon a decline in the expected future obligation to be owed to IBM as defined in the acquisition agreement. The decision to decrease the OCP estimate in the fourth quarter of 2000 reduced annual amortization expense by $0.4 million for 2001 compared to 2000. Amortization periods for goodwill and intangibles range from four to fifteen years.

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which supersedes Accounting Principles Board Opinion (“APB”) No. 17, “Intangible Assets.” RadiSys complied with SFAS 142 as it related to the Microware acquisition and only amortized purchased intangibles since the date of acquisition and did not amortize the associated goodwill. The goodwill acquired through the purchase of Microware and all other intangible assets will periodically be evaluated for impairment. Beginning in January 2002, the Company will cease all amortization of goodwill in accordance with SFAS 142. The full adoption of SFAS 142 starting in January 2002 will reduce quarterly amortization of goodwill and intangibles by approximately $1.5 million.

      Restructuring Charges. For the year ended December 31, 2001, RadiSys recorded restructuring charges of $9.8 million, $3.2 million, and $3.9 million during the first, second, and fourth quarters, respectively, as described below.

     First Quarter 2001 Restructuring Charge

      In March 2001, RadiSys recorded restructuring charges of $9.8 million, primarily as a result of management’s decision to close the Houston, Texas manufacturing plant and to consolidate all internal manufacturing operations into the Hillsboro, Oregon plant. Additionally, certain sales offices were consolidated and end-of-life programs were accelerated on non-strategic products. These decisions were made in light of overall market conditions and the economic downturn experienced in the latter part of the fourth quarter of 2000 and, more significantly, during the first quarter of 2001. In 2000, migration of board assembly work to the Oregon plant was initiated, and in January 2001, management announced its plan to complete board assembly consolidation. As the quarter progressed, management recognized the need for even greater operating efficiency and decided to completely eliminate manufacturing operations in Houston, Texas by September 30, 2001. RadiSys continued to operate a service center in Houston, Texas, until the fourth quarter 2001, when a decision was made to consolidate the service center into the Hillsboro, Oregon facility. RadiSys continues to operate a major design center in Houston, Texas.

      Costs included in the charges were: (i) employee termination and other related costs, (ii) facility and leasehold improvement charges related to vacating the manufacturing plant and two international sales offices, (iii) write-downs of property and equipment impaired as a result of the restructuring, (iv) capitalized software write-downs associated with the acceleration of end-of-life product strategies, and (v) other charges including legal and accounting fees. The Company anticipates that substantially all of the personnel charges will be paid by the first part of the quarter ending March 31, 2002. Of the $9.8 million in restructuring charges, approximately $5.4 million consisted of cash expenditures.

      The following table summarizes the restructuring charges, write-offs, and expenditures relating to these initiatives, which commenced during the quarter ended March 31, 2001:

	Employee	Leasehold
	Termination and	Improvements and	Property and	Capitalized	Other
	Related Costs	Facilities	Equipment	Software	Charges	Total
(In thousands)
Restructuring costs	$2,777	$3,434	$2,460	$1,067	$105	$9,843
Expenditures	(2,545)	(491)	—	—	(46)	(3,082)
Write-offs	—	—	(2,460)	(1,067)	—	(3,527)

Balance accrued as of December 31, 2001	$232	$2,943	$—	$—	$59	$3,234

      Employee termination costs consist of severance and insurance benefits, and related costs associated with the elimination of approximately 150 manufacturing positions in Houston, Texas along with approximately 50 other positions in sales and other supporting functions as announced on March 30, 2001. All affected employees were terminated prior to September 30, 2001; however, the costs associated with these terminations continued to be paid through January 2002. As of December 31, 2001, RadiSys had paid $2.5 million of severance costs related to this restructuring charge.

      Included in the leasehold improvements and facilities charge is $2.5 million related to the decision to vacate leased space at the Houston, Texas plant and sales offices in France and Germany, and leasehold improvements of approximately $1.0 million related to the Houston, Texas site. Lease costs and amortization of leasehold improvements for these facilities will be charged against the restructuring accrual on a monthly basis upon vacation of the premises, until the lease contracts expire, or the facilities are sub-leased. If the facilities are not sub-leased, the estimated facilities charge of $2.5 million may change. During the last three quarters of the year ended December 31, 2001, the Company charged $0.5 million of lease costs and amortization of leasehold improvements against the restructuring accrual.

      As a result of the decision to close the Houston manufacturing plant, the majority of property and equipment at the site was deemed to be impaired based upon an analysis conducted. Accordingly, all furniture, fixtures, and manufacturing and office equipment expected to be sold or scrapped were written down to estimated salvage values as of March 31, 2001 in accordance with SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (“SFAS 121”).” No adjustments were made for assets expected to be transferred for use at the Hillsboro location. Most of the impaired assets were utilized until September 30, 2001, the plant closure date. RadiSys completely removed, sold, or scrapped these impaired assets by the end of 2001. A small portion of the assets relating to Surface Mount Technology (“SMT”) production was removed from use and disposed of during the second quarter of 2001.

      During the quarter ended March 31, 2001, management discontinued all non-strategic in-process capitalized software efforts. As a result of these decisions, RadiSys wrote off $1.1 million relating to these capitalized software projects as no future revenue would be realized from these projects. This write-off is included in Restructuring charges in the Consolidated Statement of Operations for the year ended December 31, 2001.

     Second Quarter 2001 Restructuring Charge

      In June 2001, management recorded a restructuring provision of $3.2 million, primarily relating to the closure of the Boston, Massachusetts Digital Signaling Processors (“DSP”) design center and severance of approximately 40 employees. The decision to close the design center and eliminate these positions was a result of a comprehensive review of the Company’s infrastructure to lower its break-even point in subsequent quarters.

      Costs included in the charges were: (i) employee termination and other related costs, (ii) facility and leasehold improvement charges related to vacating the design center, (iii) write-downs of property and equipment impaired as a result of the restructuring, (iv) capitalized software write-downs associated with end-of-life product strategies as a result of the restructuring, and (v) other charges including legal and accounting fees. All of the affected employees were terminated by September 30, 2001; however, the costs associated with these terminations continued to be paid through January 2002. Facility charges continued to be paid and were taken against the accrual in August 2001 once the premises were vacated. Of the $3.2 million in restructuring charges, approximately $1.5 million consisted of cash expenditures.

      The following table summarizes the restructuring charges, write-offs, and expenditures relating to the second quarter restructuring charge:

	Employee	Leasehold
	Termination and	Improvements and	Property and	Capitalized	Other
	Related Costs	Facilities	Equipment	Software	Charges	Total
(In thousands)
Restructuring costs	$1,298	$249	$51	$1,521	$100	$3,219
Expenditures	(1,040)	(223)	—	—	(56)	(1,319)
Write-offs	—	—	(51)	(1,521)	—	(1,572)

Balance accrued as of December 31, 2001	$258	$26	$—	$—	$44	$328

      Employee termination costs consist of severance, insurance benefits, and related costs associated with the elimination of 18 positions at the Boston, Massachusetts DSP design center and approximately 40 other positions at various locations, as announced on June 27, 2001.

      Included in the leasehold improvements and facilities charge is $0.1 million related to the decision to vacate leased space at the Boston design center. Leasehold improvements totaling $0.1 million which relate to the Boston design center were written off as of June 30, 2001 when normal business activities in the Boston office ceased.

      As a result of the decision to close the Boston, Massachusetts DSP design center, certain property and equipment at the site were deemed to be impaired based upon an analysis conducted. Accordingly, all furniture, fixtures, office equipment, and engineering test equipment expected to be sold or scrapped were written down to estimated salvage values as of June 30, 2001, in accordance with SFAS 121. No adjustments were made for assets expected to be transferred for use at one of the Company’s other locations. The $0.1 million charge to write down the impaired assets is included in Restructuring charges in the Consolidated Statement of Operations for the year ended December 31, 2001.

      During the quarter ended June 30, 2001, management discontinued all capitalized software efforts at the design center. As a result, the Company wrote off $1.5 million relating to these capitalized software projects as no future revenue would be realized from these projects. This write-off is included in Restructuring charges in the Consolidated Statement of Operations for the year ended December 31, 2001.

     Fourth Quarter 2001 Restructuring Charge

      In December 2001, management recorded a restructuring provision of $3.9 million, primarily relating to continued efforts to consolidate functions and to eliminate redundant geographical facilities. Part of this restructuring plan will include consolidating all service operations to the Hillsboro, Oregon facility. The decision was made in light of overall market conditions and the continuing impact of the 2001 economic downturn.

      Costs included in the charges were: (i) employee termination and other related costs, (ii) facility and leasehold improvement charges related to vacating various locations both domestically and internationally, (iii) write-downs of property and equipment impaired as a result of the restructuring, and (iv) other charges including legal and accounting fees. Of the $3.9 million in restructuring charges, approximately $3.4 million will consist of cash expenditures.

      The following table summarizes the restructuring charges, write-offs, and expenditures relating to the fourth quarter restructuring charge:

	Employee
	Termination and		Property and	Other
	Related Costs	Facilities	Equipment	Charges	Total
(In thousands)
Restructuring costs	$914	$2,417	$463	$132	$3,926
Expenditures	(452)	—	—	—	(452)
Write-offs	—	—	(463)	—	(463)

Balance accrued as of December 31, 2001	$462	$2,417	$—	$132	$3,011

      Employee termination costs consist of severance, insurance benefits, and related costs associated with the elimination of 60 domestic positions and six international positions. All affected employees were notified prior to December 31, 2001; however, the costs associated with these terminations will continue to be paid through the quarter ending June 30, 2002. As of December 31, 2001, RadiSys had paid $0.4 million of severance costs related to this restructuring charge.

      Included in the facilities charge is $2.4 million related to the decision to vacate leased spaces at six of the Company’s domestic locations and seven international locations. Lease costs for these facilities will be charged against the restructuring accrual on a monthly basis upon vacation of the premises, until the lease contracts expire or the facilities are sub-leased. If the facilities are not sub-leased, the estimated facilities charge of $2.4 million may change.

      The property and equipment charge of $0.5 million is comprised of the remaining net book value of customized SAP modules at the Houston facility. Management’s decision to vacate the remainder of the Houston facility during the fourth quarter resulted in the decision to write off the remaining net book value of the SAP software costs. This write-off is included in Restructuring charges in the Consolidated Statement of Operations for the year ended December 31, 2001.

      Interest Income (Expense), net. Net interest income decreased $1.4 million for the year ended December 31, 2001 compared to the year ended December 31, 2000. The primary reason for the decrease in net interest income was due to the payment of interest expense at 5.5% on $100.0 million convertible subordinated notes for the full year of 2001 offset by interest income on short-term and long-term investments with average interest rates between 3.5% and 4.0% for 2001. During the first 3 quarters of 2000, RadiSys did not hold any short-term investments or debt, but did receive interest income on its overnight cash investment account, net of interest expense on $13.9 million borrowed against its $20.0 million line of credit with a bank at an interest rate of 8.5%. At the end of the third quarter of 2000, RadiSys increased its amount of cash for investment by issuing $120.0 million convertible subordinated notes with an interest rate of 5.5%, of which $20.0 million was repurchased during the fourth quarter of 2000.

      Other Income (Expense), net. Net other expense increased by $2.1 million for the year ended December 31, 2001 compared to the year ended December 31, 2000. The impact of foreign exchange rate fluctuations for the year ended December 31, 2001 resulted in expense of approximately $0.8 million compared to $0.5 million in 2000. Additionally, the Company wrote off $0.5 million of fixed assets not related to restructuring activities during the year ended December 31, 2001. Further, RadiSys sold 367 shares of GA eXpress (“GA”) common stock during the first quarter of 2000, resulting in a gain of $0.9 million. RadiSys holds shares in GA as a result of the 1996 sale of Texas Micro’s Sequoia Enterprise Systems business unit to GA in exchange for stock.

      Income Taxes. The Company recorded a tax benefit of $28.0 million for 2001 and a tax provision of $6.0 million for 2000. The Company’s effective tax rate was (44.8%) in 2001, compared to 16.9% in 2000. The Company’s current effective tax rate differs from the statutory rate primarily due to the impact of research and development tax credits generated in 2001, the application of additional tax credits to prior year returns, and the US income tax benefits on foreign export sales.

      At December 31, 2001, the Company recorded net deferred tax assets of $33.8 million after providing a valuation allowance of $19.3 million due to the uncertainty of realization of certain net operating loss and tax credit carryforwards. The utilization of the net deferred tax assets will require that the Company generate at least $40.0 million in future taxable income over a five-year time frame. Management expects the Company to return to past levels of profitability, and therefore believes it is more likely than not to utilize the net deferred tax assets.

      Valuation allowances of $19.3 million and $13.5 million, as of December 31, 2001 and 2000, respectively, have been provided for deferred income tax benefits related primarily to net operating loss carryforwards that may not be realized. The increase in valuation allowance in the year ended December 31, 2001 compared to the year ended December 31, 2000 primarily relates to net operating loss carryforwards arising from the acquisitions of Microware and Texas Micro. Any tax benefits subsequently recognized for the acquired Microware net operating loss carryforwards would be allocated to goodwill.

      The Company’s future effective tax rate could be lower than the statutory rate if future taxable income is higher than what is currently anticipated through the release of some or all of the recorded valuation allowance. In contrast, the Company’s effective tax rate could be adversely affected if future taxable income is lower than anticipated or by unfavorable changes in tax laws and regulations.

     Comparison of Year 2000 and Year 1999

      Revenues. Revenues increased $89.6 million or 35.7% from $251.1 million for 1999 to $340.7 million for 2000. The increase in revenues was a result of continued growth within existing product lines, movement into higher growth markets, primarily communications, and the inclusion of revenues for an entire year from the acquisition of OCP in December 1999 and the merger with Texas Micro in August 1999.

      Gross Margin. Gross margin decreased to 34.3% of revenues for 2000 from 36.8% of revenues in 1999. The slight decrease was a result of product mix consisting of a larger portion of higher volume and lower margin product being shipped throughout the year as new design wins ramped into production.

      Research and Development. Research and development expenses increased by $6.8 million or 22.3% from $30.5 million in 1999 to $37.3 million in 2000. The increase of $6.8 million in 2000 was a result of continued investment in new design wins and an increase of approximately 33 new employees devoted to research and development during the first three quarters of 2000. Although overall research and development expenses increased from 1999, they declined by 1.2% as a percentage of revenue due to the increased efficiencies resulting from the integration of Texas Micro as well as the impact of greater annual revenue volume. In addition, the impact of the OCP acquisition resulted in lower research and development costs as a percentage of revenues because OCP’s business model incorporated lower research and development expenses as a percentage of revenue.

      Selling, General, and Administrative. Selling, general, and administrative expenses increased $2.3 million or 6.1% from $36.8 million in 1999 to $39.1 million in 2000. The increase of $2.3 million was due to the increased sales effort to maintain high design win activity and increased headcount over 1999 as the Company improved infrastructure to support growth. SG&A expenses decreased as a percentage of revenue from 14.7% in 1999 to 11.5% in 2000 as a result of increased operating efficiencies and revenue growth. The Company experienced improved efficiencies as a result of cost control measures, the integration of Texas Micro, and the impact of higher revenues. In addition, the impact of the OCP acquisition resulted in lower selling, general, and administrative expenses because OCP’s business model incorporated lower selling, general, and administrative expenses as a percentage of revenue.

      Goodwill and Intangibles Amortization. Goodwill and intangibles amortization increased by $4.1 million from $2.5 million in 1999 to $6.6 million in 2000. The increase was associated with the acquisition of OCP in late December of 1999 and ARTIC in March 1999.

      Combination Costs. Combination costs recorded for the year ended December 31, 1999, resulted from the Texas Micro merger on August 13, 1999. RadiSys recorded a charge to operating expenses of approximately $6.0 million for merger-related costs during the third quarter of 1999. There were no combination costs recorded for the year ended December 31, 2000.

      Net Interest Income. Net interest income remained relatively consistent between 2000 and 1999 at approximately $1.2 million. Interest expense incurred from the convertible note issuance at the end of the third quarter of 2000, was offset by interest income earned on a portion of the notes proceeds, invested in short-term investments during the fourth quarter of 2000.

      Other Income, net. Other income, net, decreased by $1.7 million from $1.9 million in 1999 to $0.1 million in 2000. This was largely a result of the $0.8 million write-down of the investment in GA stock in the fourth quarter of 2000 coupled with the receipt of final consideration owed in connection with the 1996 sale of Texas Micro’s Sequoia Enterprise Systems business unit to GA, which resulted in income of $2.2 million in 1999.

      Income Taxes. The income tax provisions for 2000 and 1999 reflect effective income tax rates of 16.9% and 3.5%, respectively. The increase in the effective rate for 2000 compared to 1999 is attributed to higher taxable income, partially offset by tax benefits realized from research and development tax credits and utilization of net operating loss carryforwards from the 1999 Texas Micro merger.

      Extraordinary Gain. During the fourth quarter of 2000, RadiSys repurchased $20.0 million in principal amount of the 5.5% long-term convertible subordinated notes for $14.6 million in a negotiated transaction with a third party. The repurchase of the notes resulted in an after-tax extraordinary gain of approximately $3.3 million.

Liquidity and Capital Resources

      As of December 31, 2001, RadiSys had $29.0 million in cash and cash equivalents, $71.1 million in short-term investments, and working capital of $141.9 million.

     Cash Flows

	Years Ended December 31,

	2001	2000	1999

	(In thousands)
Cash provided by operating activities	$5,353	$41,752	$4,833
Cash used in investing activities	(19,887)	(109,950)	(52,013)
Cash provided by financing activities	2,317	93,482	19,546
Effects of exchange rate changes on cash	632	(371)	(450)

Net (decrease) increase	$(11,585)	$24,913	$(28,084)

      Working capital decreased $63.4 million from $205.4 million in 2000 to $141.9 million in 2001. The decrease in cash and cash equivalents and short-term investments from 2000 to 2001 of $33.7 million accounted for 53% of the change. The decrease in cash and short-term investments resulted primarily from investments of $13.2 million in securities classified as long-term investments, investments in corporate infrastructure of $4.6 million and acquisitions of $20.9 million as described in the following paragraphs. The remaining decrease in working capital year-over-year was related to the net decrease in accounts receivable of $26.5 million, the net decrease of inventories of $20.6 million and the increase in accrued restructuring of $7.5 million which were partially offset by decreases in accounts payable of $8.1 million and the net increase in current deferred tax assets of $8.8 million.

      The net decrease in accounts receivable of $26.5 million from 2000 to 2001, resulted from lower sales volume in 2001 as well as an improvement in average days sales outstanding (“DSO”) from 74 days in 2000 to 71 days in 2001. The decline in inventory was primarily attributable to inventory adjustments of $20.5 million throughout calendar 2001 due to increases in excess and obsolete inventory resulting from lack of demand and product end-of-life accelerations. The Company is carefully managing inventory levels in order to meet future customer demands while attempting to mitigate high levels of inventory obsolescence.

      Working capital increased $136.5 million from $68.9 million in 1999 to $205.4 million in 2000 mainly due to the financing and investing activities described in the following paragraphs.

      Net cash used in investing activities was $19.9 million, $110.0 million, and $52.0 million for 2001, 2000, and 1999, respectively. Significant investing activities affecting cash and cash equivalents for the year ended December 31, 2001 included $20.9 million in business acquisitions and purchased intangibles, $174.1 million of purchases of held-to-maturity investments offset by $183.0 million in proceeds from maturities and one sale of held-to-maturity investments, and $4.6 million of capital expenditures. Cash expenditures for business acquisitions during 2001 consisted of the purchase of S-Link for approximately $4.5 million (and $0.2 million for equipment), the purchase of Microware for approximately $13.6 million (an additional $0.3 million has been accrued) and $2.8 million for the increased purchase price for the OCP acquisition based upon a formula tied to certain OCP revenues pursuant to the acquisition agreement. This $2.8 million payment was recorded in 2000, but paid in 2001. The Company has accrued a $1.1 million increase in the purchase price for the OCP acquisition that will be paid during the first quarter of 2002. Capital expenditures of $4.6 million primarily consisted of SAP implementation costs and network upgrades. Capital expenditures for 2000 of $14.1 million primarily consisted of purchases of building and land adjacent to the Hillsboro facility, SAP implementations and network upgrades. Capital expenditures for 1999 of $8.5 million were primarily for the purchase of leasehold improvements, manufacturing equipment, plant modernization, and the purchase and implementation of SAP applications.

      Net cash provided by financing activities was $2.3 million, $93.5 million, and $19.5 million for 2001, 2000, and 1999, respectively. Financing activities for the year ended December 31, 2001 consisted of $5.6 million of proceeds from issuance of common stock in connection with exercise of options under the 1995 Stock Incentive Plan and the purchase of shares under the Employee Stock Purchase Plan. This increase was offset by the repurchase of 74 shares of RadiSys stock for $1.0 million. Subsequent to the purchase of Microware, the Company paid off Microware’s 8% Convertible Debenture with Elder Court for $2.2 million, of which $0.5 million represented a payment on early settlement of the debenture. Significant financing activities for the year ended December 31, 2000 included $116.1 million in net proceeds from the original issuance of $120 million convertible subordinated notes, less the repurchase of $20 million principal amount of convertible subordinated notes for $14.6 million, and $14.1 million in proceeds from issuance of common stock. These activities were offset by the repayment of the line of credit of $13.9 million and the repurchase of 297 shares of stock for $8.1 million. Financing activities for 1999 included $5.9 million in proceeds from issuance of common stock and $13.9 million in funds received from short-term borrowings.

     Sale of Held-to-Maturity Investment

      Short-term investments with an original maturity date greater than three months are classified as investments held-to-maturity and are measured at amortized cost in the Consolidated Balance Sheets. These investments are classified as held-to-maturity because the Company has the intent and ability to hold these securities to maturity. In 2001, however, RadiSys sold one of its long-term held-to-maturity investments in order to comply with its investment policy, when it was determined that it held investments totaling more than $10.0 million with two different issuers which became affiliated with each other, via a merger. RadiSys’ investment policy stipulates that the Company limit its investment to $10.0 million in any financial instrument with any one issuer, except with issuers backed by the U.S. government. RadiSys sold one of the affiliated investments with a par value of $5.0 million and cost basis of $5.1 million for approximately $5.2 million, of which $0.1 million related to accrued interest and $0.02 million related to a gain on sale of investment. This sale does not represent a material contradiction to the Company’s stated intent to hold the securities to maturity and does not establish a pattern of such sales.

     Stock Repurchase Program

      During the fourth quarter of 2000, the Company’s Board of Directors authorized the repurchase of up to 850 of its outstanding shares of common stock. The 2000 stock repurchase program expired during the third quarter of 2001, at which time the Board of Directors authorized a new stock repurchase program for the repurchase of up to 500 of its outstanding shares of common stock. During the years ended December 31, 2001 and 2000, the

Company repurchased 74 and 297 of outstanding shares, respectively, in the open market or through privately negotiated transactions for $1.0 million and $8.1 million, respectively. The timing and size of any future stock repurchases are subject to market conditions, stock prices, cash position, and other cash requirements.

     Line of Credit

      Subsequent to December 31, 2001, the Company renewed its line of credit facility for $10.0 million at an interest rate based upon the lower of the bank’s prime rate or LIBOR plus 1%, which expires on March 31, 2003. The new line of credit is secured by the Company’s non-equity investments. The market value of these investments must exceed 125% of the facility amount, and the investments must meet specified investment grade ratings.

      During the quarter ended September 30, 2000, the Company used the proceeds from the issuance of convertible subordinated notes (see Note 10 — Long-Term Liabilities in the Notes to the Consolidated Financial Statements) to repay the outstanding line of credit amount of $13.9 million.

      As of December 31, 2001 and 2000, there was no outstanding balance on the lines of credit.

     Convertible Subordinated Notes

      During the quarter ended September 30, 2000, RadiSys received $116.1 million in net proceeds, after discount and net issuance costs, from a private placement of $120.0 million aggregate principal amount, of 5.5% convertible subordinated notes due August 2007. The notes are unsecured obligations convertible into RadiSys Common Stock at a conversion price of $67.80 per share and subordinated to all present and future senior indebtedness of the Company. Interest on the subordinated notes accrues at 5.5% per year and is payable semi-annually on February 15 and August 15. Payments commenced on February 15, 2001. In October 2000, RadiSys repurchased $20.0 million principal amount of the 5.5% convertible subordinated notes for $14.6 million in a negotiated transaction with a third party. The early extinguishment of the notes resulted in an extraordinary gain (net of tax of $1.8 million) of approximately $3.3 million.

     Mortgage Payable

      Through the purchase of Microware, RadiSys assumed a long-term mortgage payable to GMAC Commercial Mortgage Company in the amount of $6.7 million. The mortgage payable is secured by Microware’s facility and by the associated real estate in Des Moines, Iowa. In accordance with the provisions of the mortgage agreement, the Company issued an irrevocable standby letter of credit in the amount of $0.8 million, which is used as a part of collateral. The Company also has $0.8 million of restricted cash at December 31, 2001 related to the standby letter of credit. Monthly payments are $0.05 million, including interest at 7.46%, with the unpaid balance due January 1, 2008.

     Contractual Obligations

      The following summarizes RadiSys’ contractual obligations at December 31, 2001 and the effect of such on its liquidity and cash flows in future periods.

	Convertible		Future
	Subordinated	Mortgage	Minimum Lease
Years Ending December 31,	Notes	Payable	Payments	Total Amounts

2002	$—	$84	$4,976	$5,060
2003	—	89	4,369	4,458
2004	—	97	4,241	4,338
2005	—	105	3,374	3,479
2006	—	133	1,767	1,900
Thereafter	100,000	6,235	8,967	115,202

	100,000	6,743	27,694	134,437
Less: current portion	—	(84)	(4,976)	(5,060)

Long-term obligations	$100,000	$6,659	$22,718	$129,377

     Outlook

      The Company believes its existing cash and cash equivalents and cash provided by operations will be sufficient to sustain its operations for at least the next twelve months. Working capital requirements over the next year are expected to be satisfied from existing cash, marketable securities balances, and cash flows from operations. Capital expenditures are expected to be minimal, ranging from $0.5 million to $1.0 million per quarter. Because capital requirements cannot be predicted with certainty, it is possible that the Company could be compelled to obtain additional financing in the future, and that financing may not be available.

     Subsequent Event

      Subsequent to the year ended December 31, 2001, RadiSys’ Board of Directors authorized the repurchase of up to $20.0 million of convertible notes. RadiSys may purchase the notes in the open market or through privately negotiated transactions.

Recent Accounting Pronouncements

      In 1998, the FASB issued SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, on the type of hedge transaction. The adoption of SFAS 133 did not have a material effect on the Company’s financial position or results of operations due to limited use of derivative instruments.

      In June 2001, the FASB issued SFAS No. 141, “Business Combination,” (“SFAS 141”). SFAS 141 establishes new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that unamortized negative goodwill be written off immediately as an extraordinary gain. RadiSys adopted this statement during the quarter ended September 30, 2001. Accordingly, the acquisition of Microware was accounted for using the purchase method.

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The provisions of SFAS 142: (i) prohibit the amortization of goodwill and indefinite-lived intangible assets, (ii) require that goodwill and indefinite-lived intangible assets be tested annually for impairment, (iii) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (iv) remove the forty-year limitation on the amortization period of intangible assets that have finite lives. RadiSys will adopt the provisions of SFAS 142 during the first quarter ending March 31, 2002. RadiSys is in the process of preparing for its adoption of SFAS 142 and is making determinations regarding its reporting units and what amounts of goodwill, intangible assets, other assets, and liabilities should be allocated to those reporting units. The Company is also in the process of testing goodwill and other intangible assets for impairment and is also currently evaluating the useful lives of its existing intangible assets and anticipates that any changes in the useful lives will not have a material impact on the results of its operations. Goodwill, net of amortization was $30.7 million and $27.1 million and intangibles, net of amortization was $14.2 million and $3.3 million as of December 31, 2001 and 2000, respectively. Goodwill amortization, excluding amortization of intangibles, amounted to $5.5 million for the years ended December 31, 2001 and 2000. RadiSys complied with SFAS No. 142 in accounting for its acquisition of Microware in August 2001, whereby the recorded goodwill has not been amortized since the date of acquisition.

      In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS 143 addresses the recognition and remeasurement of obligations associated with the retirement of tangible long-lived assets. Management does not expect this pronouncement to have a material effect on the Company’s financial position or results of operations.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Disposal of Long-Lived Assets” (“SFAS 144”), which supersedes SFAS 121. RadiSys will adopt this standard on January 1, 2002. SFAS 144 retains the fundamental provisions of SFAS 121 regarding the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed by sale, but provides additional definition and measurement criteria for determining when an impairment has occurred. Goodwill and financial assets are excluded from the scope of SFAS 144; however, amortizable intangible assets fall within its scope. Management does not expect this pronouncement to have a material effect on the Company’s financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      RadiSys is exposed to market risk from changes in interest rates, foreign currency exchange rates, and equity trading prices, which could impact its results of operations and financial condition.

      Interest Rate Risk. RadiSys invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers. The Company attempts to protect and preserve its invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due to the short duration of most of the investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair value of the portfolio. Therefore, the Company would not expect the operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

      Foreign Currency Risk. RadiSys pays the expenses of its international operations in local currencies, namely, the Japanese Yen, British Pound, and Euro. The international operations are subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, future results could be materially and adversely affected by changes in these or other factors. RadiSys is also exposed to foreign exchange rate fluctuations as they relate to revenues and operating expenses as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Because exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The Company implemented a hedging policy in the fourth quarter of 2000 to mitigate exposures on certain transactions and balances that are not denominated in U.S. dollars. The Company entered into several 30-day forward contracts to hedge its receivables in Yen, of which no forward contracts were outstanding at December 31, 2001 or 2000. Foreign exchange rate transaction losses, net of gains for the years ended December 31, 2001 and 2000 were approximately $0.8 million and $0.5 million, respectively.

      Equity Price Risk. RadiSys is exposed to equity price risk due to one available-for-sale investment it holds in GA Stock. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. Neither a 10% increase nor a 10% decrease in equity prices would have a material effect on the Company’s financial position, results of operations, or cash flows, because the carrying value of this investment in the financial statements is less than $0.5 million.

Item 8.	Financial Statements and Supplementary Data

Quarterly Financial Data (unaudited)

	Year Ended December 31, 2001				Year Ended December 31, 2000

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
Revenues	$56,159	$61,803	$53,902	$55,888	$81,293	$86,171	$90,719	$82,493
Gross margin	9,748	10,290	13,546	1,588	28,858	30,535	31,381	26,123
(Loss) income from operations	(20,341)	(12,460)	(5,272)	(22,259)	8,611	9,796	10,566	5,032
(Loss) income before extraordinary gain	(8,478)	(9,462)	(3,174)	(13,372)	6,631	6,846	9,187	6,681
Net (loss) income	(8,478)	(9,462)	(3,174)	(13,372)	6,631	6,846	9,187	9,982
(Loss) income per share before extraordinary gain (basic)	(0.49)	(0.55)	(0.18)	(0.77)	0.40	0.40	0.54	0.39
(Loss) income per share before extraordinary gain (diluted)	(0.49)	(0.55)	(0.18)	(0.77)	0.36	0.38	0.50	0.38
Net (loss) income per share (basic)	(0.49)	(0.55)	(0.18)	(0.77)	0.40	0.40	0.54	0.58
Net (loss) income per share (diluted)	(0.49)	(0.55)	(0.18)	(0.77)	0.36	0.38	0.50	0.56

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of

RadiSys Corporation

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders’ equity, and of cash flows present fairly, in all material respects, the financial position of RadiSys Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Portland, Oregon

February 25, 2002

RADISYS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,

	2001	2000	1999

Revenues	$227,752	$340,676	$251,090
Cost of sales	192,580	223,779	158,793

Gross margin	35,172	116,897	92,297

Research and development	35,265	37,269	30,464
Selling, general, and administrative expense	35,661	39,059	36,798
Goodwill and intangibles amortization	7,590	6,564	2,460
Restructuring charges	16,988	—	—
Combination costs	—	—	5,971

(Loss) income from operations	(60,332)	34,005	16,604
Interest (expense) income, net	(223)	1,179	1,200
Other (expense) income, net	(1,914)	147	1,873

(Loss) income before income tax benefit (provisions)	(62,469)	35,331	19,677
Income tax benefit (provisions)	27,983	(5,986)	(680)

(Loss) income before extraordinary gain	(34,486)	29,345	18,997
Extraordinary gain, net of 35% tax	—	3,301	—

Net (loss) income	$(34,486)	$32,646	$18,997

(Loss) income per share before extraordinary gain (basic)	$(2.00)	$1.73	$1.18

(Loss) income per share before extraordinary gain (diluted)	$(2.00)	$1.62	$1.11

Net (loss) income per share (basic)	$(2.00)	$1.92	$1.18

Net (loss) income per share (diluted)	$(2.00)	$1.80	$1.11

Weighted average shares outstanding (basic)	17,249	16,974	16,158
Weighted average shares outstanding (diluted)	17,249	18,161	17,110

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	December 31,
	2001	2000

ASSETS
Current assets:
Cash and cash equivalents (Note 1 and 2)	$29,036	$40,621
Short term investments, net (Note 1 and 2)	71,117	93,264
Accounts receivable, net (Note 1 and 3)	41,694	68,241
Inventories, net (Note 1 and 4)	32,651	53,247
Other current assets	3,937	2,783
Deferred tax assets (Note 1 and 12)	13,474	4,682

Total current assets	191,909	262,838
Property and equipment, net (Note 1 and 5)	30,205	28,128
Goodwill and intangible assets, net (Note 1 and 6)	44,867	30,444
Long-term investments, net (Note 1 and 2)	13,197	—
Deferred tax assets (Note 1 and 12)	20,284	5,960
Other assets (Note 1 and 7)	4,398	6,633

Total assets	$304,860	$334,003

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable (Note 1)	$24,512	$32,602
Accrued restructuring (Note 8)	7,490	—
Accrued interest payable (Note 1 and 10)	2,068	2,185
Income taxes payable (Note 1 and 12)	—	5,642
Accrued wages and bonuses	5,463	7,876
Other accrued liabilities (Note 10 and 17)	10,436	9,176

Total current liabilities	49,969	57,481
Long-term liabilities (Note 10):
Convertible subordinated notes (Note 7)	97,521	97,191
Mortgage payable	6,659	—

Total liabilities	154,149	154,672

Commitments and contingencies (Note 11 and 18)	—	—

Shareholders’ equity (Note 13):
Common stock — no par value, 100,000 shares authorized; 17,347 and 17,070 shares issued and outstanding at December 31, 2001 and December 31, 2000	158,716	153,482
Accumulated (deficit) earnings	(6,720)	27,766
Accumulated other comprehensive loss:
Cumulative translation adjustments (Note 1)	(1,285)	(1,917)

Total shareholders’ equity	150,711	179,331

Total liabilities and shareholders’ equity	$304,860	$334,003

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Cumulative	Unrealized	Accumulated		Total Other
			Translation	Gain (Loss)	(Deficit)		Comprehensive
	Shares	Amount	Adjustments	on Securities	Earnings	Total	Income (Loss)

Balances, December 31, 1998	15,839	$132,368	$(1,096)	$(568)	$(23,877)	$106,827
Shares issued pursuant to benefit plans	651	5,911	—	—	—	5,911	—
Shares repurchased	(1)	(4)	—	—	—	(4)	—
Tax effect of options exercised	—	2,755	—	—	—	2,755	—
Translation adjustments	—	—	(450)	—	—	(450)	(450)
Unrealized gain on securities	—	—	—	219	—	219	219
Net income for the year	—	—	—	—	18,997	18,997	18,997

Balances, December 31, 1999	16,489	141,030	(1,546)	(349)	(4,880)	134,255
Comprehensive income, year ended 1999							$18,766

Shares issued pursuant to benefit plans	878	14,142	—	—	—	14,142	—
Shares repurchased	(297)	(8,145)	—	—	—	(8,145)	—
Tax effect of options exercised	—	6,455	—	—	—	6,455	—
Translation adjustments	—	—	(371)	—	—	(371)	(371)
Unrealized gain on securities	—	—	—	349	—	349	349
Net income for the year	—	—	—	—	32,646	32,646	32,646

Balances, December 31, 2000	17,070	153,482	(1,917)	—	27,766	179,331
Comprehensive income, year ended 2000							$32,624

Shares issued pursuant to benefit plans	351	5,596	—	—	—	5,596	—
Shares repurchased	(74)	(1,048)	—	—	—	(1,048)	—
Tax effect of options exercised	—	686	—	—	—	686	—
Translation adjustments	—	—	632	—	—	632	632
Net loss for the year	—	—	—	—	(34,486)	(34,486)	(34,486)

Balances, December 31, 2001	17,347	$158,716	$(1,285)	$—	$(6,720)	$150,711

Comprehensive loss, year ended 2001							$(33,854)

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,

	2001	2000	1999

Cash flows from operating activities:
Net (loss) income	$(34,486)	$32,646	$18,997
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	18,472	16,942	9,635
Non-cash interest expense	330	461	—
Realized loss on available-for-sale security	509	766	—
Gain on sale of assets	—	(856)	(2,157)
Gain on settlement of notes receivable	—	(663)	—
Impairment of fixed assets	4,358	—	—
Write-off of capitalized software	2,785	—	—
Provision for inventory reserves	20,547	4,112	5,563
Provision (reduction) for allowance for doubtful accounts	1,344	198	(167)
Gain on early extinguishment of convertible subordinated notes	—	(3,301)	—
Deferred income taxes	(23,116)	(1,726)	(8,111)
Tax benefits on options exercised	686	6,455	2,755
Decrease (increase) in assets, net of effects of business combinations:
Accounts receivable	27,364	(9,820)	(24,791)
Inventories	49	(15,985)	(12,168)
Other current assets	(2,379)	(1,036)	508
Increase (decrease) in liabilities, net of effects of business combinations:
Accounts payable	(9,464)	12,724	7,325
Accrued restructuring	7,490	—	—
Accrued interest payable	(117)	2,185	—
Income taxes payable	(4,184)	338	2,475
Accrued wages and bonuses	(2,413)	1,170	2,434
Other accrued liabilities	(2,422)	(2,858)	2,535

Net cash provided by operating activities	5,353	41,752	4,833

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,

	2001	2000	1999

Cash flows from investing activities, net of effects of business combinations:
Purchase of held-to-maturity investments	$(174,093)	$(93,264)	$—
Proceeds from sale or maturity of held-to-maturity investments	183,043	—	—
Business acquisitions and intangibles, net of cash acquired	(20,959)	—	(41,609)
Capital expenditures	(4,590)	(14,101)	(8,541)
Sales of assets	—	1,210	—
Collection of amounts owed from divestiture	—	—	1,500
Employee deferred compensation arrangements	(667)	—	—
Capitalized software production costs and other assets	(2,621)	(3,795)	(3,363)

Net cash used in investing activities	(19,887)	(109,950)	(52,013)

Cash flows from financing activities:
Proceeds from issuance of common stock	5,596	14,142	5,911
Shares repurchased	(1,048)	(8,145)	(4)
Proceeds from issuance of convertible subordinated notes, net of discount	—	116,081	—
Early extinguishment of convertible subordinated notes	—	(14,592)	—
Repayment of Microware convertible debenture	(2,200)	—	—
Short-term borrowings	—	(13,931)	13,931
Principal payments on mortgage payable	(31)	—	—
Principal payments on capital lease obligation	—	(73)	(292)

Net cash provided by financing activities	2,317	93,482	19,546

Effects of exchange rate changes on cash	632	(371)	(450)

Net (decrease) increase in cash and cash equivalents	(11,585)	24,913	(28,084)
Cash and cash equivalents, beginning of period	40,621	15,708	43,792

Cash and cash equivalents, end of period	$29,036	$40,621	$15,708

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$5,812	$547	$16
Income taxes	2,185	3,234	3,196

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

Note 1 — Significant Accounting Policies

     Basis of Presentation

      RadiSys Corporation (“RadiSys” or the “Company”) was incorporated in March 1987 under the laws of the State of Oregon for the purpose of developing, producing and marketing computer system (hardware and software) products for embedded computer applications in manufacturing automation, medical, transportation, telecommunications and test equipment marketplaces. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

     Management Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. This includes, among other things, those estimates and assumptions related to collectibility of accounts receivable, investments, inventories, intangible assets, income taxes, warranty obligations, and restructuring liabilities. Management reviews each estimate quarterly for reasonableness and adequacy. Actual results could differ from those estimates.

     Reclassifications

      Reclassifications have been made to amounts in prior years to conform to current year presentation. These changes had no effects on previously reported results of operations or shareholders’ equity.

     Cash and Cash Equivalents and Investments

      Cash and cash equivalents include short-term investments with original maturities of less than three months. Investments with original maturities of more than three months but less than a year are classified as Short-term investments, and investments with maturities more than a year are classified as Long-term investments in the consolidated financial statements. Cash equivalents and short-term and long-term investments consist of money market funds, corporate bonds, and commercial paper. The Company classifies, at the date of acquisition, its investments into categories in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”). Investments are classified as held-to-maturity if the Company has the positive intent and ability to hold those securities to maturity and are stated at amortized cost in the Consolidated Balance Sheets. Investments classified as available-for-sale are reported at fair value with the related unrealized gains and losses included in shareholders’ equity. Realized gains and losses, declines in value of securities judged to be other than temporary, and interest and dividends on all securities are included in other income and interest income, net.

     Revenue Recognition

      The Company generally recognizes revenue from hardware product sales upon shipment to customers provided that:

•	an authorized purchase order has been received;
•	the price is fixed;
•	title has transferred;
•	collection of the resulting receivable is probable;
•	product returns are reasonably estimable;

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	there are no customer acceptance requirements; and
•	there are no remaining significant obligations on the part of the Company.

      For sales through distributors, potential returns are estimated based upon contractual limitations and historical return rates.

      The Company recognizes software product revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4, “Deferral of the Effective Date of Certain Provisions of SOP 97-2,” effective February 1, 1998 and by SOP 98-9, “Modification of SOP 97-2, ‘Software Revenue Recognition’ with Respect to Certain Transactions.” Software product revenues are recognized at the time of shipment or upon delivery of the software master provided that:

•	collection of the resulting receivable is probable;
•	the fee is fixed or determinable; and
•	vendor-specific objective evidence (“VSOE”) exists to allocate the total fee to all delivered and undelivered elements of the arrangement.

      Any post-contract support (“PCS”) included in these arrangements is recognized as earned on the straight-line basis over the terms of the contracts. Software product revenues were not significant to the Company for the years reported.

      Service revenues include custom contract engineering work and custom software development projects and are recognized on the percentage-of-completion basis. Service revenues were not significant to the Company for the years reported.

     Accounts Receivable

      Trade accounts receivable is stated net of an allowance for doubtful accounts. An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of customers to make required payments. Management reviews the allowance for doubtful accounts quarterly for reasonableness and adequacy. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional provisions for uncollectible accounts receivable may be required. The Company’s customers are concentrated in the technology industry and the operations and collection of its accounts receivable are directly associated with the operational results of the industry.

     Inventories

      Inventories are stated at the lower of cost or market, net of a reserve for obsolete and slow moving items. RadiSys uses the first-in, first-out (“FIFO”) method to determine cost. Management evaluates its inventory on a quarterly basis for obsolete or slow-moving items to ascertain if the recorded allowance is reasonable and adequate. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions.

      The Company is dependent on third party contract manufacturers. Some of the key components in the Company’s products come from single or limited sources of third party contract manufacturers.

     Long-Lived Assets

      RadiSys accounts for long-lived assets in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” (“SFAS 121”) which requires the review of the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If this review indicates that the carrying amounts of long-lived assets will not be recoverable, as determined based on the estimated undiscounted cash

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

flows of the Company over the remaining amortization period, the carrying amounts of the long-lived assets are reduced by the estimated shortfall of cash flows. Starting with the quarter ending March 31, 2002, the Company will review the impairment of long-lived assets, excluding goodwill, in accordance with SFAS No. 144, “Accounting for the Disposal of Long-Lived Assets” (“SFAS 144”) and goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”). Amortization periods of goodwill and other intangible assets range from four to 15 years.

     Property and Equipment

      Property and equipment is recorded at cost and depreciated or amortized on a straight-line basis over estimated useful lives or the related lease terms. Manufacturing equipment, office equipment, and software are depreciated or amortized over periods of three to five years. Leasehold improvements are amortized over the related lease terms or the estimated useful lives, whichever is shorter. Buildings are depreciated over 40 years. Ordinary maintenance and repair expenditures are charged to expense when incurred.

     Research and Development

      Expenditures for research and development are expensed as incurred.

     Computer Software Production Costs

      The Company historically capitalized software development costs incurred in the production of computer software. Capitalization of these costs ceased when the product was considered available for general release to customers. Software development costs incurred prior to technological feasibility were expensed as research and development costs. As the Company does not expect to incur any material costs between the point of technological feasibility and general release of the product to customers, the Company has discontinued capitalizing software development costs. All software development costs are expensed as research and development costs. Amortization of previously capitalized software development costs is calculated using a straight-line method over the expected product life cycle of 18 months.

     Income Taxes

      As a general practice, RadiSys reinvests the earnings of its foreign subsidiaries in those operations, unless it would be advantageous to repatriate the foreign subsidiaries’ retained earnings. The Company accounts for income taxes using the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and taxes bases of other assets and liabilities. Valuation allowances are established in accordance with SFAS 109, “Accounting for Income Taxes, (“SFAS 109”), to reduce deferred tax assets to the amount expected to “more likely than not” be realized in future tax returns. Tax law and rate changes are reflected in income in the period such changes are enacted.

     Fair Value of Financial Assets and Liabilities

      RadiSys estimates the fair value of its monetary assets and liabilities including cash and cash equivalents, short-term investments, accounts receivable and accounts payable based upon comparative market values of instruments of a similar nature and degree of risk in accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” (“SFAS 107”). The fair value for the convertible subordinated notes is based on quoted market prices.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Comprehensive Income

      Translation adjustments and unrealized gains and losses on securities available for sale represent the Company’s only other comprehensive income items. The cumulative translation adjustments consist of unrealized gains/losses in accordance with SFAS No. 52, “Foreign Currency Translation” (“SFAS 52”). The Company has no intention of liquidating the assets of its foreign subsidiaries in the foreseeable future.

     Stock-Based Compensation

      The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and provides pro forma disclosures of net (loss) income and net (loss) income per common share as if the fair value method had been applied in measuring compensation expense in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Equity instruments are not granted to non-employees.

     Foreign currency translation

      Assets and liabilities of international operations are translated into U.S. dollars at exchange rates as of December 31, 2001 and 2000. Income and expense accounts are translated into U.S. dollars at the actual daily rates of exchange prevailing during the period. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component in shareholders’ equity. Foreign exchange transaction gains and losses are included in Other income in the Statements of Operations. Foreign currency transaction losses, net of gains for the years ended December 31, 2001 and 2000 were approximately $0.8 million and $0.5 million, respectively. The foreign currency transaction losses, net of gains for 1999, were insignificant.

     Recent Accounting Pronouncements

      In 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The effective date of SFAS 133 was deferred as a result of the issuance of SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133” (“SFAS 137”). SFAS 133 requires that all derivative instruments be recorded on the balance sheets at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, on the type of hedge transaction. The adoption of SFAS 133 did not have a material effect on the Company’s financial position or results of operations due to limited use of derivative instruments.

      In June 2001, the FASB issued SFAS 141, “Business Combinations,” (“SFAS 141”) which establishes new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. It further requires that unamortized negative goodwill be written off immediately as an extraordinary gain. RadiSys adopted this statement during the three months ended September 30, 2001. The acquisition of Microware Systems Corporation (“Microware”) in August 2001 was accounted for using the purchase method.

      In June 2001, the FASB issued SFAS 142. The provisions of SFAS 142: (i) prohibit the amortization of goodwill and indefinite-lived intangible assets, (ii) require that goodwill and indefinite-lived intangible assets be tested annually for impairment, (iii) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (iv) remove the 40-year limitation on the amortization period of intangible assets that have finite lives. RadiSys will adopt the provisions of SFAS 142 in its first quarter ending March 31, 2002. Management is in the process of preparing for its adoption of SFAS 142 and is making

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determinations regarding its reporting units and what amounts of goodwill, intangible assets, other assets, and liabilities should be allocated to those reporting units. Management is also in the process of testing goodwill and intangible assets for impairment, and is also in the process of evaluating the useful lives of its existing intangible assets and anticipates that any changes in the useful lives will not have a material effect on the results of its operations. Goodwill, net of amortization was $30.7 million and $27.1 million and intangibles, net of amortization, was $14.2 million and $3.3 million as of December 31, 2001 and 2000, respectively. Goodwill amortization, excluding amortization of intangibles, amounted to $5.5 million for both years ended December 31, 2001 and 2000. RadiSys complied with SFAS No. 142 in accounting for its acquisition of Microware in August 2001, whereby the recorded goodwill was not amortized since the date of acquisition.

      In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS 143 addresses the recognition and remeasurement of obligations associated with the retirement of a tangible long-lived asset. Management does not expect this pronouncement to have a material effect on the Company’s financial position or results of operations.

      In October 2001, the FASB issued SFAS 144, which supersedes SFAS 121. RadiSys will adopt this standard effective January 1, 2002. SFAS 144 retains the fundamental provisions of SFAS 121 regarding the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed by sale, but provides additional definition and measurement criteria for determining when an impairment has occurred. Goodwill and financial assets are excluded from the scope of SFAS 144; however, amortizable intangible assets fall within its scope. Management does not expect this pronouncement to have a material effect on the Company’s financial position or results of operations.

Note 2 — Held-to Maturity Investments

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(In thousands)
December 31, 2001
Short-term held-to-maturity investments — Commercial Paper	$16,842	$71	$—	$16,913
Short-term held-to-maturity investments — Corporate Bonds	$54,275	$116	$(62)	$54,329
Long-term held-to-maturity investments — Corporate Bonds	$13,197	$117	$—	$13,314

December 31, 2000
Short-term held-to-maturity investments — Commercial Paper	$93,264	$—	$(167)	$93,097

Reported as:

	December 31,	December 31,
	2001	2000

	(In thousands)
Short-term held-to-maturity investments, net of unamortized premium (discount) of $593 and $(741), respectively	$71,117	$93,264

Long-term held-to-maturity investments, net of unamortized premium of $507 in 2001.	$13,197	$—

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the year ended December 31, 2001, RadiSys sold one of its held-to-maturity investments in order to comply with its investment policy when it was determined that it held investments totaling more than $10.0 million with two different issuers which became affiliated with each other via a merger. The Company’s investment policy stipulates that the Company limit its investment to $10.0 million in any financial instrument with any one issuer, except with issuers backed by the U.S. government. The Company sold one of the affiliated investments with a par value of $5.0 million and cost basis of $5.1 million for approximately $5.2 million, of which $0.1 million related to accrued interest and $.02 million related to a gain on sale of investment. This sale does not represent a material contradiction to the Company’s stated intent to hold the securities to maturity and does not establish a pattern of such sales.

      As of December 31, 2001 the Company’s Long-term held-to-maturity investments had maturities ranging from 13 months to 18 months.

Note 3 — Accounts Receivable

      Accounts receivable balances as of December 31, 2001 and 2000 were as follows:

	December 31,	December 31,
	2001	2000

	(In thousands)
Accounts receivable, gross	$44,311	$68,896
Less: allowance for doubtful accounts	(2,617)	(655)

Accounts receivable, net	$41,694	$68,241

      During the years ended December 31, 2001, 2000, and 1999, the Company recorded provisions of allowance for doubtful accounts of $1.3 million, $0.2 million, and ($0.2) million, respectively.

Note 4 — Inventories

      Inventories as of December 31, 2001 and 2000 consisted of the following:

	December 31,	December 31,
	2001	2000

	(In thousands)
Raw materials	$43,465	$50,905
Work-in-process	1,362	5,030
Finished goods	6,943	4,412

	51,770	60,347
Less: inventory reserves	(19,119)	(7,100)

Inventories, net	$32,651	$53,247

      During the years ended December 31, 2001, 2000, and 1999 the Company recorded provisions for excess and obsolete inventory of $20.5 million, $4.1 million, and $5.6 million, respectively. The inventory provision in 2001 was recorded as a result of the decisions to consolidate manufacturing operations, accelerate the end-of-life on non-strategic products and in recognition of reduced customer demand and decreasing component prices in the marketplace.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Property and Equipment

      Property and equipment as of December 31, 2001 and 2000, consisted of the following:

	December 31,	December 31,
	2001	2000

	(In thousands)
Land	$4,166	$2,163
Building	8,988	1,756
Manufacturing equipment	17,432	20,907
Office equipment and software	24,930	25,170
Leasehold improvements	5,669	7,278

	61,185	57,274
Less: accumulated depreciation and amortization	(30,980)	(29,146)

Property and equipment, net	$30,205	$28,128

      During the year ended December 31, 2001, RadiSys wrote off $4.4 million of fixed assets, of which $3.1 million was recorded as part of a restructuring charge. The Company wrote off $2.5 million of impaired fixed assets during the first quarter of 2001 as a result of the decision to close its Houston, Texas manufacturing plant. Additionally, the Company wrote off $0.1 million of impaired fixed assets during the second quarter of 2001 due to the closure of its Boston DSP design center and $0.5 million of impaired fixed assets during the fourth quarter of 2001 related to the decision to consolidate service operations into Hillsboro, Oregon (see Note 8). The Company also wrote off an additional $1.2 million of impaired fixed assets, not related to restructuring activities.

      The balances as of December 31, 2001 include $9.3 million in land and building acquired through the purchase of Microware. Total property and equipment acquired through the purchase of Microware was $9.9 million (see Note 17).

      Depreciation and amortization expense for property and equipment for the years ended December 31, 2001, 2000, and 1999 was $8.1 million, $7.2 million, and $5.1 million, respectively.

Note 6 — Goodwill and Intangible Assets

      Goodwill and intangible assets as of December 31, 2001 and 2000 consisted of the following:

	December 31,	December 31,
	2001	2000

	(In thousands)
Goodwill	$43,547	$34,482
Other intangible assets	18,407	5,458

	61,954	39,940
Accumulated amortization	(17,087)	(9,496)

Goodwill and intangible assets, net	$44,867	$30,444

      During the year ended December 31, 2001, the Company acquired $11.2 million of intangible assets (technology, licenses, patents, and tradenames) and $5.1 million of goodwill in conjunction with the purchase of Microware. Other increases to goodwill and intangible assets include $4.5 million related to the S-Link Corporation (“S-Link”) acquisition and $1.1 million related to the increased purchase price recorded for the Open Computing Platform (“OCP”) acquisition based upon a formula tied to certain OCP revenues pursuant

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the acquisition agreement (see Note 17). Amortization expense for goodwill and intangible assets for the years ended December 31, 2001, 2000, and 1999 was $7.6 million, $6.6 million, and $2.6 million, respectively.

Note 7 — Other Assets

      Other assets as of December 31, 2001 and 2000, consisted of the following:

	December 31,	December 31,
	2001	2000

	(In thousands)
Capitalized software, net of accumulated amortization of $7,324 and $5,762, respectively	$2,612	$5,527
Employee deferred compensation arrangement	618	—
Other	1,168	1,106

Other assets	$4,398	$6,633

      During the year ended December 31, 2001, the Company wrote off $2.6 million of capitalized software associated with its end-of-life strategy on certain products as a part of its restructuring activities (see Note 8) and $0.2 million of capitalized software not related to restructuring activities. Amortization expense for capitalized software for the years ended December 31, 2001, 2000, and 1999 was $2.8 million, $3.1 million, and $1.9 million, respectively.

      Employee deferred compensation arrangement of $0.6 million as of December 31, 2001 represents the net cash surrender value of insurance contracts purchased by the Company as part of its deferred compensation plan established in January 2001 (see Note 14). Any elective deferrals by the eligible employees are invested in insurance contracts.

      Other long-term assets consist of the Company’s available-for-sale investment in GA eXpress (“GA”) common stock, unamortized debt issuance costs, and long-term deposits. As of December 31, 2001 and 2000, the carrying value in GA stock was $0.3 million and $0.8 million, respectively. During the years ended December 31, 2001 and 2000, the Company wrote down its investment in GA common stock to fair value, realizing losses of $0.5 million and $0.7 million, respectively, in accordance with the provisions of SFAS 115. Additionally, RadiSys sold 367 shares of GA common stock during the first quarter of 2000, resulting in a gain of $0.9 million. RadiSys owned 2.2 million shares of GA as of December 31, 2001 and 2000. As of December 31, 2001 and 2000, the Company had unamortized debt issuance costs of $0.3 million, net of amortization, related to the $120 million convertible subordinated notes, less early extinguishment of $20.0 million (see Note 10). These costs are being amortized over seven years. During the year ended December 31, 2001, the Company acquired $0.3 million of rental deposits related to the acquisition of Microware.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Accrued Restructuring

      Accrued restructuring as of December 31, 2001 consisted of the following:

December 31,
2001

(In thousands)
First quarter 2001 restructuring charge	$3,234
Second quarter 2001 restructuring charge	328
Fourth quarter 2001 restructuring charge	3,011
Liability assumed in Microware acquisition	917

$7,490

     First Quarter 2001 Restructuring Charge

      In March 2001, RadiSys recorded restructuring charges of $9.8 million, primarily as a result of management’s decision to close the Houston, Texas manufacturing plant and to consolidate all internal manufacturing operations into the Hillsboro, Oregon plant. Additionally, certain sales offices were consolidated and end-of-life programs were accelerated on non-strategic products. These decisions were made in light of overall market conditions and the economic downturn experienced in the latter part of the fourth quarter of 2000 and, more significantly, during the first quarter of 2001. In 2000, migration of board assembly work to the Oregon plant was initiated, and in January 2001, management announced its plan to complete board assembly consolidation. As the quarter progressed, management recognized the need for even greater operating efficiency and decided to completely eliminate manufacturing operations in Houston, Texas by September 30, 2001. RadiSys continued to operate a service center in Houston, Texas, until the fourth quarter 2001, when a decision was made to consolidate the service center into the Hillsboro, Oregon facility. RadiSys continues to operate a major design center in Houston, Texas.

      Costs included in the charges were: (i) employee termination and other related costs, (ii) facility and leasehold improvement charges related to vacating the manufacturing plant and two international sales offices, (iii) write-downs of property and equipment impaired as a result of the restructuring, (iv) capitalized software write-downs associated with the acceleration of end-of-life product strategies, and (v) other charges including legal and accounting fees. The Company anticipates that substantially all of the personnel charges will be paid by the first part of the quarter ending March 31, 2002. Of the $9.8 million in restructuring charges, approximately $5.4 million consisted of cash expenditures.

      The following table summarizes the restructuring charges, write-offs, and expenditures relating to this initiative, which commenced during the quarter ended March 31, 2001:

	Employee	Leasehold
	Termination and	Improvements	Property and	Capitalized	Other
	Related Costs	and Facilities	Equipment	Software	Charges	Total

(In thousands)
Restructuring costs	$2,777	$3,434	$2,460	$1,067	$105	$9,843
Expenditures	(2,545)	(491)	—	—	(46)	(3,082)
Write-offs	—	—	(2,460)	(1,067)	—	(3,527)

Balance accrued as of December 31, 2001	$232	$2,943	$—	$—	$59	$3,234

      Employee termination costs consist of severance and insurance benefits, and related costs associated with the elimination of approximately 150 manufacturing positions in Houston, Texas along with approximately 50

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other positions in sales and other supporting functions as announced on March 30, 2001. All affected employees were terminated prior to September 30, 2001; however, the costs associated with these terminations continued to be paid through January 2002. As of December 31, 2001, RadiSys had paid $2.5 million of severance costs related to this restructuring charge.

      Included in the leasehold improvements and facilities charge is $2.5 million related to the decision to vacate leased space at the Houston, Texas plant and vacant sales offices in France and Germany, and leasehold improvements approximating $1.0 million related to the Houston, Texas site. Lease costs and amortization of leasehold improvements for these facilities will be charged against the restructuring accrual on a monthly basis upon vacation of the premises, until the lease contracts expire, or the facilities are sub-leased. If the facilities are not sub-leased the estimated facilities charge of $2.5 million may change. During the last three quarters of the year ended December 31, 2001, the Company charged $0.5 million of lease costs and amortization of leasehold improvements against the restructuring accrual.

      As a result of the decision to close the Houston manufacturing plant, the majority of property and equipment at the site was deemed to be impaired based upon an analysis conducted. Accordingly, all furniture, fixtures, and manufacturing and office equipment expected to be sold or scrapped were written down to estimated salvage values as of March 31, 2001 in accordance with SFAS 121. No adjustments were made for assets expected to be transferred for use at the Hillsboro location. Most of the impaired assets were utilized until September 30, 2001, the plant closure date. RadiSys completely removed, sold, or scrapped these impaired assets by the end of 2001. A small portion of the assets relating to Surface Mount Technology (“SMT”) production was removed from use and disposed of during the second quarter of 2001.

      During the quarter ended March 31, 2001, management discontinued all non-strategic in-process capitalized software efforts. As a result of these decisions, RadiSys wrote off $1.1 million relating to these capitalized software projects as no future revenue would be realized from these projects. This write-off is included in Restructuring charges in the Consolidated Statement of Operations for the year ended December 31, 2001.

     Second Quarter 2001 Restructuring Charge

      In June 2001, management recorded a restructuring provision of $3.2 million, primarily relating to the closure of the Boston, Massachusetts Digital Signaling Processors (“DSP”) design center and severance of approximately 40 employees. The decision to close the design center and eliminate these positions was a result of a comprehensive review of the Company’s infrastructure to lower its break-even point in subsequent quarters.

      Costs included in the charges were: (i) employee termination and other related costs, (ii) facility and leasehold improvement charges related to vacating the design center, (iii) write-downs of property and equipment impaired as a result of the restructuring, (iv) capitalized software write-downs associated with end-of-life product strategies as a result of the restructuring, and (v) other charges including legal and accounting fees. All of the affected employees were terminated by September 30, 2001. The costs associated with these terminations continued to be paid through January 2002. Facility charges continued to be paid and were taken against the accrual in August 2001 once the premises were vacated. Of the $3.2 million in restructuring charges, approximately $1.5 million consisted of cash expenditures.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the restructuring charges, write-offs, and expenditures relating to the second quarter restructuring charge:

	Employee	Leasehold
	Termination and	Improvements	Property and	Capitalized	Other
	Related Costs	and Facilities	Equipment	Software	Charges	Total
(In thousands)
Restructuring costs	$1,298	$249	$51	$1,521	$100	$3,219
Expenditures	(1,040)	(223)	—	—	(56)	(1,319)
Write-offs	—	—	(51)	(1,521)	—	(1,572)

Balance accrued as of December 31, 2001	$258	$26	$—	$—	$44	$328

      Employee termination costs consist of severance, insurance benefits, and related costs associated with the elimination of 18 positions at the Boston, Massachusetts DSP design center and approximately 40 other positions at various locations, as announced on June 27, 2001.

      Included in the leasehold improvements and facilities charge is $0.1 million related to the decision to vacate leased space at the Boston design center. Leasehold improvements totaling $0.1 million which relate to the Boston design center were written off as of June 30, 2001 when normal business activities in the Boston office ceased.

      As a result of the decision to close the Boston, Massachusetts DSP design center, certain property and equipment at the site were deemed to be impaired based upon an analysis conducted. Accordingly, all furniture, fixtures, office equipment, and engineering test equipment expected to be sold or scrapped were written down to estimated salvage values as of June 30, 2001, in accordance with SFAS 121. No adjustments were made for assets expected to be transferred for use at one of the Company’s other locations. The $0.1 million charge to write down the impaired assets is included in Restructuring charges in the Consolidated Statement of Operations for the year ended December 31, 2001.

      During the quarter ended June 30, 2001, management discontinued all capitalized software efforts at the design center. As a result, the Company wrote off $1.5 million relating to these capitalized software projects as no future revenue would be realized from these projects. This write-off is included in Restructuring charges in the Consolidated Statement of Operations for the year ended December 31, 2001.

     Fourth Quarter 2001 Restructuring Charge

      In December 2001, management recorded a restructuring provision of $3.9 million, primarily relating to continued efforts to consolidate functions and to eliminate redundant geographical facilities. Part of this restructuring plan will include consolidating all service operations to the Hillsboro, Oregon facility. The decision was made in light of overall market conditions and the continuing impact of the 2001 economic downturn.

      Costs included in the charges were: (i) employee termination and other related costs, (ii) facility and leasehold improvement charges related to vacating various locations both domestically and internationally, (iii) write-downs of property and equipment impaired as a result of the restructuring, and (iv) other charges including legal and accounting fees. Of the $3.9 million in restructuring charges, approximately $3.4 million will consist of cash expenditures.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the restructuring charges, write-offs, and expenditures relating to the fourth quarter restructuring charge:

	Employee
	Termination and		Property and	Other
	Related Costs	Facilities	Equipment	Charges	Total
(In thousands)
Restructuring costs	$914	$2,417	$463	$132	$3,926
Expenditures	(452)	—	—	—	(452)
Write-offs	—	—	(463)	—	(463)

Balance accrued as of December 31, 2001	$462	$2,417	$—	$132	$3,011

      Employee termination costs consist of severance, insurance benefits, and related costs associated with the elimination of 60 domestic positions and six international positions. All affected employees were notified prior to December 31, 2001; however, the costs associated with these terminations will continue to be paid through the quarter ending June 30, 2002. As of December 31, 2001, RadiSys had paid $0.4 million of severance costs related to this restructuring charge.

      Included in the facilities charge is $2.4 million related to the decision to vacate leased spaces at six of the Company’s domestic locations and seven international locations. Lease costs for these facilities will be charged against the restructuring accrual on a monthly basis upon vacation of the premises, until the lease contracts expire, or the facilities are sub-leased. If the facilities are not sub-leased the estimated facilities charge of $2.4 million may change.

      The property and equipment charge of $0.5 million is comprised of the remaining net book value of customized SAP modules at the Houston facility. Management’s decision to vacate the remainder of the Houston facility during the fourth quarter resulted in the decision to write off the remaining net book value of the SAP software costs. This write-off is included in Restructuring charges in the Consolidated Statement of Operations for the year ended December 31, 2001.

     Liability assumed in Microware acquisition

      Prior to the acquisition of Microware (see Note 17), Microware recorded a restructuring charge of $1.1 million related to its foreign office closures and related severance costs. During the fourth quarter of 2001, RadiSys paid $0.2 million of severance costs related to this accrual.

Note 9 — Short-Term Borrowings

      Subsequent to December 31, 2001, the Company renewed its line of credit facility for $10.0 million at an interest rate based upon the lower of the bank’s prime rate or LIBOR plus 1%, which expires on March 31, 2003. The new line of credit is secured by the Company’s non-equity investments. The market value of these investments must exceed 125% of the facility amount, and the investments must meet specified investment grade ratings.

      During the quarter ended September 30, 2000, the Company used the proceeds from the issuance of convertible subordinated notes (see Note 10) to repay the outstanding line of credit amount of $13.9 million.

      As of December 31, 2001 and 2000, there was no outstanding balance on the lines of credit.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Long-Term Liabilities

     Convertible Subordinated Notes

      During the quarter ended September 30, 2000, RadiSys received $116.1 million in net proceeds, after discount and net issuance costs, from a private placement of $120.0 million aggregate principal amount of 5.5% convertible subordinated notes due August 2007. The notes are unsecured obligations convertible into RadiSys Common Stock at a conversion price of $67.80 per share and subordinated to all present and future senior indebtedness of the Company. Interest on the subordinated notes accrues at 5.5% per year and is payable semi-annually on February 15 and August 15. Payments commenced on February 15, 2001. In October 2000, RadiSys repurchased $20.0 million principal amount of the 5.5% convertible subordinated notes, with associated discount of $0.6 million for $14.6 million in a negotiated transaction with a third party. The early extinguishment of the notes resulted in an extraordinary gain (net of tax of $1.8 million) of approximately $3.3 million.

      As of December 31, 2001 and 2000, RadiSys had $97.5 million and $97.2 million of convertible subordinated notes outstanding, net of discounts of $2.5 million and $2.8 million, respectively. Amortization of discounts on the convertible subordinated notes was $0.3 million and $0.2 million for the years ended December 31, 2001 and 2000, respectively. The estimated fair value for the convertible subordinated notes was approximately $70.9 million and $66.6 million at December 31, 2001 and 2000, respectively.

     Mortgage Payable

      Through the purchase of Microware, RadiSys acquired a long-term mortgage payable to GMAC Commercial Mortgage Company in the amount of $6.7 million (see Note 17). The mortgage payable is secured by Microware’s facility and by the associated real estate in Des Moines, Iowa. In accordance with the provisions of the mortgage agreement, the Company issued an irrevocable standby letter of credit in the amount of $0.8 million, used as a part of collateral. The Company also has $0.8 million of restricted cash at December 31, 2001 relating to the standby letter of credit. Monthly payments are $0.05 million, including interest at 7.46%, with the unpaid balance due on January 1, 2008. The current portion of the mortgage payable of $0.08 million is included in Other accrued liabilities in the Consolidated Balance Sheet as of December 31, 2001.

      The aggregate maturities of long-term liabilities for each of the five years ending December 31, 2006 and thereafter are as follows:

	Convertible
	Subordinated	Mortgage
Years Ending December 31,	Notes	Payable

2002	$	$84
2003	—	89
2004	—	97
2005	—	105
2006	—	133
Thereafter	100,000	6,235

	100,000	6,743
Less: current portion	—	(84)

Long-term liabilities	$100,000	$6,659

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — Commitments and Contingencies

      RadiSys leases most of its facilities, certain office equipment, and vehicles under non-cancelable operating leases which require minimum lease payments expiring from one to 10 years after December 31, 2001. Amounts of future minimum lease payments commitments in each of the five years ending December 31, 2002 through 2006 and thereafter are as follows:

Future Minimum
Years Ending December 31,	Lease Payments

2002	$4,976
2003	4,369
2004	4,241
2005	3,374
2006	1,767
Thereafter	8,967

$27,694

      Rent expense totaled $5.6 million, $5.2 million, and $4.5 million for the years ended December 31, 2001, 2000, and 1999, respectively.

Note 12 — Income Taxes

      The income tax (benefit) provisions consist of the following:

	Years Ended December 31,

	2001	2000	1999

	(In thousands)
Current payable (refundable):
Federal	$(5,616)	$6,030	$6,460
State	—	1,485	1,722
Foreign	62	197	609

	(5,554)	7,712	8,791

Deferred:
Federal	(17,775)	892	(2,553)
State	(4,814)	(156)	(365)
Foreign	—	(562)	—

	(22,589)	174	(2,918)

Increase (decrease) in valuation allowance	160	(1,900)	(5,193)

Total income tax (benefit) provision	$(27,983)	$5,986	$680

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The income tax (benefit) provision differs from the amount computed by applying the statutory federal income tax rate to pretax income as a result of the following differences:

	Years Ended December 31,

	2001	2000	1999

Statutory federal tax rate	(35.0)%	35.0%	35.0%
Increase (decrease) in rates resulting from:
State taxes	(5.0)	3.3	4.0
Goodwill benefit from acquisitions	(0.4)	(0.8)	(2.2)
Deferred tax asset valuation allowance	(0.3)	(18.5)	(30.9)
Tax credits	(3.5)	(6.3)	(2.0)
Other	(0.6)	4.2	(0.4)

Effective tax rate	(44.8)%	16.9%	3.5%

      The components of deferred taxes consist of the following:

	December 31,

	2001	2000

	(In thousands)
Deferred tax assets:
Accrued warranty	$934	$701
Inventory	7,692	2,988
Restructuring accrual	3,105	—
Net operating loss carryforward	32,253	15,901
Tax credit carryforward	9,058	3,600
Goodwill	2,836	1,520
Other	2,571	1,823

Total deferred tax assets	58,449	26,533
Less: valuation allowance	(19,274)	(13,544)

Net deferred tax asset	39,175	12,989

Deferred tax liabilities:
Capitalized software	(952)	(2,105)
Intangible assets — Microware	(4,092)	—
Other	(373)	(242)

Total deferred tax liabilities	(5,417)	(2,347)

Total net deferred tax assets	$33,758	$10,642

      The Company’s net deferred tax assets at December 31, 2001 of $33.8 million include $13.5 million classified as current and $20.3 million classified as non-current. The current portion primarily consists of restructuring charges taken in 2001 related to inventory write-downs of approximately $7.7 million and consolidating service operations and facilities worldwide of $3.1 million. The non-current portion is primarily comprised of net operating loss and tax credit carryforwards.

      The Company has recorded valuation allowances of $19.3 million and $13.5 million as of December 31, 2001 and 2000, respectively, against total deferred tax assets primarily related to net operating loss and tax credit carryforwards arising from the acquisitions of Microware and Texas Micro Inc. (“Texas Micro”). The

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valuation allowance increased by approximately $5.7 million in 2001. The increase was primarily related to a valuation allowance provided for in purchase accounting for Microware’s net deferred tax assets of approximately $4.5 million. Any tax benefit subsequently recognized for the acquired Microware net operating loss carryforwards would be allocated to goodwill.

      At December 31, 2001, the Company had total available federal and state net operating loss carryforwards of approximately $74.9 million and $39.1 million, respectively, before valuation allowance. The federal net operating loss carryforwards expire between 2002 and 2021 and consist of approximately $21.2 million of current taxable loss remaining after loss carrybacks to prior years, $38.9 million of loss carryforwards from the Texas Micro merger in 1999, and $14.8 million of loss carryforwards from the Microware acquisition in August of 2001. The future utilization of the net operating loss carryforwards attributable to Texas Micro and Microware is limited pursuant to Section 382 of the Internal Revenue Code. The annual utilization limitations are $5.7 million and $0.7 million for Texas Micro and Microware, respectively.

      The Company had total tax credit carryforwards of approximately $9.1 million before valuation allowance primarily attributed to research and development tax credit at December 31, 2001. The federal tax credits expire between 2002 and 2021. The federal tax credit carryforwards include research and development tax credits of $3.6 million and $0.2 million from the Texas Micro and Microware acquisitions, respectively. The utilization of these acquired credits is subject to an annual limitation pursuant to Section 383 of the Internal Revenue Code.

      The Company accounted for certain changes in the federal income tax laws that took effect on June 25, 1999. The tax law change made certain Texas Micro net operating loss carryforwards available to offset RadiSys taxable income. This portion of the pooling restatement increased net income of the Company by $5.2 million for the year ended December 31, 1999.

      The Company has indefinitely reinvested approximately $1.9 million of the undistributed earnings of certain foreign subsidiaries. Such earnings would be subject to U.S. taxation if repatriated to the U.S. It is not practical to determine the amount of the unrecognized deferred tax liability associated with the indefinitely reinvested foreign earnings.

Note 13 — Shareholders’ Equity

     Stock Split

      During the fourth quarter of 1999, the Company’s Board of Directors approved a three-for-two common stock split. Shareholders of record as of November 8, 1999 (the record date) received three shares for every two shares held on that date. The shares were distributed on November 29, 1999.

      The following table summarizes the Company’s weighted average shares for the years ended December 31, 2001, 2000, and 1999:

          Weighted Average Shares Reconciliation

	Years Ended December 31,

	2001	2000	1999

	(In thousands)
Weighted average shares (basic)	17,249	16,974	16,158
Effect of dilutive stock options	—	1,187	952

Weighted average shares (diluted)	17,249	18,161	17,110

      The computation of diluted earnings per share (“EPS”) does not include the dilution impact of the subordinated convertible notes for the three years presented as inclusion would be antidilutive.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Of the total options outstanding at December 31, 2000 and 1999, 351 and 269 shares of common stock, respectively, were excluded from the computation of diluted EPS as the options’ exercise prices were greater than the average market price of the RadiSys Common Stock. The Company’s diluted weighted average shares in 2001 exclude the effect of stock options as inclusion would be antidilutive.

     Stock Repurchase Program

      During the fourth quarter of 2000, the Company’s Board of Directors authorized the repurchase of up to 850 of its outstanding shares of common stock. The 2000 stock repurchase program expired during the third quarter of 2001, at which time the Board of Directors authorized a new stock repurchase program for the repurchase of up to 500 of its outstanding shares of common stock. During the years ended December 31, 2001 and 2000, the Company repurchased 74 and 297 of outstanding shares, respectively, in the open market or through privately negotiated transactions for $1.0 million and $8.1 million, respectively. The timing and size of any future stock repurchases are subject to market conditions, stock prices, cash position, and other cash requirements.

     Increase in Authorized Shares

      As a result of the Annual Meeting of Shareholders in May 2000, the Company amended its Second Restated Articles of Incorporation to reflect an increase in the number of authorized shares of common stock of the Company from 50.0 million to 100.0 million.

     Stock option plans

      On August 7, 1995, the Company established a 1995 Stock Incentive Plan (“1995 Plan”), under which the Company may issue up to 5.4 million shares of common stock, as amended through May 6, 2000, to any employees, with a maximum of 450 shares in aggregate or 100 shares in any calendar year, as amended on May 18, 1999, selected by the Board of Directors at their discretion. Unless otherwise stipulated in the plan document, the Board of Directors, at their discretion, determines the exercise prices, which may not be less than the fair market value of RadiSys common stock at the date of grant, vesting periods, and the expiration periods which are a maximum of 10 years from the date of grant. Pursuant to the provisions of the 1995 Plan and in conjunction with the Company’s merger with Texas Micro completed in August 1999, options that had been granted to the then Texas Micro employees were converted into options to purchase RadiSys common shares at an effective conversion rate of approximately 4.96 shares of Texas Micro common stock to one share of RadiSys common stock. During the year ended December 31, 1999, adjustments were made to reflect the effect of the three-for-two common stock split authorized by the Board of Directors. Compensation expense related to the 1995 Plan for the years ended December 31, 2001, 2000, and 1999 was insignificant. Options available for grant for the 1995 Plan totaled 1.4 million and 1.7 million shares as of December 31, 2001, and 2000, respectively.

      In August 2001, RadiSys established a 2001 Nonqualified Stock Option Plan (“2001 Plan”), under which 1.5 million shares of the Company’s common stock are reserved, subject to adjustments. Grants under the 2001 Plan may be awarded to selected employees, who are not executive officers or directors of the Company. The Board of Directors, at their discretion, determine exercise prices which may not be less than the fair market value of the Company’s common stock at the date of grant, and expiration periods which are a maximum of 10 years from the date of grant. Options granted shall not become exercisable for the first 6 months from the date of grant, unless otherwise determined by the Board of Directors at their discretion. Compensation expense related to the 2001 Plan for the year ended December 31, 2001 was insignificant.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options available for grant for the 2001 Plan totaled 1.1 million shares as of December 31, 2001. The table below summarizes the activities related to the Company’s stock options:

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
(In thousands, except weighted average exercise		Exercise		Exercise		Exercise
prices)	Shares	Price	Shares	Price	Shares	Price

Beginning balance	2,906	$28.25	2,815	$18.29	2,245	$12.68
Granted	1,513	22.05	1,177	43.03	1,450	23.01
Canceled	(845)	30.63	(404)	25.19	(366)	14.96
Exercised	(161)	12.71	(682)	14.67	(514)	9.44

Ending balance	3,413	$25.65	2,906	$28.25	2,815	$18.29

      The following table summarizes the information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable

(Shares in thousands)		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
	As of	Contractual	Exercise	As of	Exercise
Range of Exercise Prices	12/31/2001	Life	Price	12/31/2001	Price

$ 5.94 - $16.50	694	4.34	$12.75	336	$11.68
$16.28 - $20.15	762	3.82	19.07	279	19.04
$20.29 - $25.81	725	5.28	24.95	188	24.47
$26.00 - $42.00	935	4.48	33.41	190	29.22
$42.88 - $61.50	297	4.92	50.02	74	49.24

$ 5.94 - $61.50	3,413	4.51	$25.65	1,067	$21.59

     Employee Stock Purchase Plan

      In December 1995, the Company established an Employee Stock Purchase Plan (“ESPP”). All employees of RadiSys and its subsidiaries who customarily work 20 or more hours per week, including all of the officers, are eligible to participate in the ESPP. Prior to August 15, 2000, a separate offering of Common Stock to eligible employees under the ESPP (an “Offering”) commenced on February 15 and August 15 of each calendar year under the ESPP (the “Enrollment Dates”) and had a term of 18 months, except that, in calendar year 1999, the first Offering was for a period commencing on June 12, 1999 and ending on August 15, 2000. Beginning with the Offering that commenced on August 15, 2000, separate offerings of Common Stock to eligible employees under the ESPP (also an “Offering”) commence on February 15, May 15, August 15 and November 15 of each calendar year (also “Enrollment Dates”) and continue for a period of 18 months. Multiple separate Offerings will be in operation under the ESPP at any given time. An employee may participate in only one Offering at a time and may purchase shares only through payroll deductions permitted under the provisions stipulated by the ESPP. The purchase price is the lesser of 85% of the fair market value of the common stock on date of grant or that of the purchase date. Pursuant to the provisions of the ESPP, the Company is authorized to issue up to 1.3 million shares of common stock. For the years ended December 31, 2001, 2000, and 1999 the Company issued 202, 196, and 95 shares under the plan, respectively.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Financial Accounting Standards No. 123

      RadiSys has elected to account for its stock-based compensation under APB 25, however; as required by SFAS No. 123, the Company computed the value of options granted during 2001, 2000, and 1999 using the Black-Scholes option pricing model for pro forma disclosure purposes. The weighted average assumptions used for stock option grants for 2001, 2000 and 1999 were risk-free interest rates of 4.21%, 5.86%, and 5.33%, respectively, expected dividend yields of 0%, expected lives of 3.5, 4, and 4 years, respectively, and expected volatility of 83%, 85%, and 72%, respectively. The weighted average assumptions used for ESPP shares for 2001, 2000, and 1999 were risk-free interest rates of 4.49%, 5.46%, and 5.17%, respectively, expected dividend yields of 0%, expected lives of 1.5 years, and expected volatility of 73%, 78%, and 65%, respectively. The interest rates used are reflective of the prevailing rates as of grant dates throughout the years. The weighted-average fair value of ESPP shares granted in 2001, 2000, and 1999 was $8.0 million, $5.5 million, and $2.1 million, respectively.

      Options are assumed to be exercised upon vesting for purposes of this valuation. Adjustments are made for options forfeited as they occur. For the years ended December 31, 2001, 2000, and 1999, the total value of the options granted was approximately $19.8 million, $32.9 million, and $19.2 million, respectively, which would be amortized on a straight-line basis over the vesting periods of the options.

      Had RadiSys accounted for these plans in accordance with SFAS 123, the Company’s net (loss) income and pro forma net (loss) income per share would have been reported as follows:

	Year Ended December 31, 2001			Year Ended December 31, 2000			Year Ended December 31, 1999

		Loss per share			Income per share			Income per share

	Net Loss	Basic	Diluted	Net Income	Basic	Diluted	Net Income	Basic	Diluted

	(In thousands, except per share amounts)
As Reported	$(34,486)	$(2.00)	$(2.00)	$32,646	$1.92	$1.80	$18,997	$1.18	$1.11
Pro Forma	$(44,365)	$(2.57)	$(2.57)	$18,862	$1.11	$1.04	$9,934	$0.61	$0.58

      The effects of applying SFAS 123 for providing pro forma disclosure for 2001, 2000, and 1999 are not likely to be representative of the effects on reported net (loss) income and (loss) income per share for future years since options vest over several years and additional awards are made each year.

Note 14 — Benefit Plans

401(k) Savings Plan

      The Company established a 401(k) Savings Plan (“401(k) Plan”), a defined contribution plan, as of January 1, 1989 and amended through January 1, 2001, in compliance with Section 401(k) and other related sections of the Internal Revenue Code and corresponding Regulations issued by the Department of Treasury and Section 404(c) of Employee Retirement Income Security Act of 1974 (“ERISA”), to provide retirement benefits for its United States employees. Under the provisions of the plan, eligible employees are allowed pre-tax contributions of up to 20% of their annual compensation or to the maximum amount permitted by the applicable statutes. Additionally, eligible employees can elect after-tax contributions of up to 5% of their annual compensation, within the limits set forth by pre-tax contributions, or to the maximum amount permitted by the applicable statutes. Pursuant to the provisions of the 401(k) Plan, the Company may contribute 50% of pre-tax contributions made by eligible employees, adjusted for loans and withdrawals, up to 6% of annual compensation for each eligible employee. The Company may elect to make supplemental contributions as periodically determined by the Board of Directors at their discretion. The contributions made by the Company on behalf of eligible employees become 100% vested after three years of service, or 33% per year after one year of service. The Company’s total contributions to the 401(k) Plan amounted to $0.9 million, $1.1 million and $0.6 million in 2001, 2000, and 1999, respectively. In addition, some of the Company’s employees outside the United States are covered by various defined contribution plans, in compliance with the

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statutes of respective countries. The expenses incurred for these plans were $0.1 million for each of the three years presented.

Deferred Compensation Plan

      Effective January 1, 2001, the Company established a Deferred Compensation Plan, providing its directors and certain eligible employees with opportunities to defer a portion of their compensation as defined by the provisions of the plan. The Company credits additional amounts to the deferred compensation plan to make up for reductions of Company contributions under the 401(k) Plan. The deferred amounts are credited with earnings and losses under investment options chosen by the participants. The Company sets aside deferred amounts, which are then invested in long-term insurance contracts. All deferred amounts and earnings are 100% vested at all times, but are subject to the claims of creditors of the Company. Benefits will become payable to a participant upon retirement, death, and other termination of employment on such other date as elected by the participant in accordance with the terms of the plan (see Note 7). Amounts may be withdrawn by the participant upon financial hardship.

Note 15 — Segment Information

      RadiSys has adopted SFAS 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”). SFAS 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based upon the way that management organizes the segments within the Company for making operating decisions and assessing financial performance.

      RadiSys has aggregated divisional results of operations into a single reportable segment as allowed under the provisions of SFAS 131 because divisional results of operations reflect similar long-term economic characteristics, including average gross margins. Additionally, the divisional operations are similar with respect to the nature of products sold, types of customers, production processes employed and distribution methods used. Accordingly, the Company describes its reportable segment as designing and manufacturing embedded computing solutions. All of the Company’s revenues result from sales within this segment.

      Information about the Company’s geographic revenues and long-lived assets by geographical area is as follows:

Geographic Revenues

	Years Ended December 31,

	2001	2000	1999

	(In thousands)
United States	$118,422	$195,129	$158,091
Europe	91,033	125,213	87,264
Asia Pacific — Japan	9,843	14,488	3,696
Other foreign	8,454	5,846	2,039

Total	$227,752	$340,676	$251,090

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-lived assets by Geographic Area

	December 31,	December 31,
	2001	2000

	(In thousands)
Property and equipment, net
United States	$29,341	$26,929
Europe	773	1,138
Asia Pacific — Japan	91	61

Total property and equipment, net	$30,205	$28,128

Intangible assets, net
United States	$44,867	$30,444
Europe	—	—
Asia Pacific — Japan	—	—

Total intangible assets, net	$44,867	$30,444

      Two customers accounted for more than 10% of total revenues in 2001. One customer accounted for $35.7 million or 15.7% and another customer accounted for $24.9 million or 10.9% of the total revenues for the year ended December 31, 2001. One customer accounted for $36.5 million or 10.7% of the total revenues for the year ended December 31, 2000. No single customer accounted for more than 10% of the revenues in 1999.

Note 16 — Gain on Sale of Assets

      During the first quarter of 2000 RadiSys sold a total of 367 shares of GA common stock resulting in a recorded net gain of $0.9 million. This gain is reflected in Other income in the Consolidated Statement of Operations for the year ended December 31, 2000. There were no sales of assets during the remainder of 2000.

      On September 30, 1999, RadiSys received final consideration owed in connection with the prior (1996) sale (by Texas Micro) of the Sequoia Enterprise Systems business unit to GA. Final consideration consisted of $1.5 million cash, $0.8 million notes, and 1.1 million shares of GA common stock. The receipt of this consideration resulted in a gain of $2.2 million and is reflected in Other income in the Consolidated Statement of Operations for the year ended December 31, 1999.

Note 17 — Acquisitions

S-Link Acquisition

      On April 20, 2001 RadiSys acquired privately-held S-Link in a cash transaction totaling approximately $4.7 million. The Company anticipates that the acquisition will enhance its technology and building blocks for signaling applications within packet networks. The acquisition of S-Link was accounted for using the purchase method in accordance with APB 16, “Business Combinations.” The results of operations for S-Link have been properly reflected in the Consolidated Statement of Operations for the year ended December 31, 2001 since the date of acquisition. The aggregate purchase price of $4.7 million was allocated to fixed assets of $0.2 million, goodwill of $2.8 million, and other intangible assets relating to acquired technology of $1.7 million.

Microware Acquisition

      On August 10, 2001, RadiSys acquired 83% of Microware’s net liabilities. Subsequently, on August 27, 2001, the Company completed the acquisition of the remaining interest of Microware. The Company

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

anticipates that the acquisition of Microware will provide a highly differentiated leadership position for solutions using Intel’s IXP1200 network processor. The acquisition of Microware was accounted for using the purchase method. The results of operations for Microware have been properly reflected in the financial statements since the date of acquisition. The aggregate purchase price of $13.9 million was allocated to current assets of $2.4 million, fixed assets of $9.9 million, other assets of $0.6 million, intangibles relating to acquired technology, patents, and license agreements of $11.2 million, goodwill of $5.1 million, current liabilities of ($5.8) million, accrued restructuring of ($1.1) million, and long-term debt of ($8.4) million. In connection with this acquisition, RadiSys paid off Microware’s 8% convertible debenture with Elder Court for $2.2 million, of which $0.5 million represented a payment on early settlement of the debenture.

Unaudited Pro Forma Disclosure of 2001 Acquisitions

      The following unaudited pro forma information presents the results of operations of the Company as if the S-Link and Microware acquisitions described above had occurred as of the beginning of the periods presented, after resulting adjustments for amortization of goodwill and intangibles and the estimated resulting effects on income taxes. The unaudited pro forma information is not necessarily indicative of the consolidated results of operations for future periods, or what would actually have been realized had S-Link and Microware been acquired at the beginning of the periods presented.

	Years Ended December 31,

	2001	2000

	(In thousands)
Revenues	$235,293	$355,207
(Loss) income before extraordinary gain	$(40,272)	$19,135
Net (loss) income	$(40,272)	$22,436
(Loss) income per share before extraordinary gain (basic)	$(2.33)	$1.13
(Loss) income per share before extraordinary gain (diluted)	$(2.33)	$1.05
Net (loss) income per share (basic)	$(2.33)	$1.32
Net (loss) income per share (diluted)	$(2.33)	$1.24

ARTIC Business Unit Acquisition

      On March 1, 1999, the Company purchased certain assets of International Business Machines Corporation (“IBM”) dedicated to the design, manufacture and sale of IBM’s ARTIC communications coprocessor adapter hardware and software for wide area network and other telephony applications (“ARTIC”). The purchase price aggregated $27.0 million in cash consideration. The acquisition of ARTIC was accounted for using the purchase method. The results of operations for ARTIC have been included in the financial statements since the date of acquisition. The aggregate purchase price of $27.6 million included $0.6 million of direct costs of acquisition and was allocated to fixed assets ($0.4 million), inventories ($6.5 million), patents ($5.0 million) and the remainder to goodwill.

OCP Business Unit Acquisition

      On December 28, 1999, the Company purchased certain assets of IBM’s OCP operation. OCP develops and sells integrated computer-based solutions based on Intel architecture, primarily to original equipment manufacturers (“OEM”s) of telecommunications equipment. The purchase price consisted of an aggregate of $13.9 million in cash consideration. The acquisition of OCP was accounted for using the purchase method. The results of operations of OCP have been included in the financial statements since the date of acquisition. The aggregate purchase price recorded as of December 31, 1999 of $14.1 million included $0.1 million direct costs of acquisition and $0.1 million of contingent consideration and was allocated to fixed assets ($0.2 mil-

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lion), inventories ($0.9 million) and the remainder to goodwill. Pursuant to the terms of the acquisition agreement and based upon a formula tied to future OCP revenues, the Company recorded a total of $1.1 million and $2.8 million in additional purchase price during the years ended December 31, 2001 and 2000, respectively. The additional purchase price has been recorded as goodwill. Associated with this agreement, an obligation to IBM of $1.1 million is included in Other accrued liabilities at December 31, 2001. The Company may also be required to make additional future payments in March 2003. The total consideration for the acquisition is limited to $30.0 million.

Unaudited Pro Forma Disclosures of 1999 Acquisitions

      The following unaudited pro forma information presents the results of operations of the Company as if the ARTIC and OCP acquisitions described above had occurred as of the beginning of 1999, after giving effect to adjustments of amortization of patents and goodwill, estimated reduction of interest income and the estimated impact on the income tax provision. The unaudited pro forma information is not necessarily indicative of what actual results would have been had the ARTIC and OCP acquisitions occurred at the beginning of 1999.

Year Ended
December 31, 1999

(In thousands)
Revenues	$309,143
Net income	$24,528
Net income per share (basic)	$1.52
Net income per share (diluted)	$1.43

Merger with Texas Micro and Related Charges

      On August 13, 1999, the Company completed a merger with Texas Micro an embedded computer company headquartered in Houston, Texas. As a result, the outstanding Texas Micro common stock was converted into approximately 2.8 million shares of RadiSys common stock, based on an exchange ratio of approximately 4.96 shares of Texas Micro common stock for each share of RadiSys common stock (see Note 13). The merger was accounted for as a pooling of interests under APB No. 16.

      In connection with the merger, the Company recorded a charge to operating expenses of approximately $6.0 million for merger-related costs during the third quarter of 1999.

Note 18 — Legal Proceedings

      In the normal course of business, the Company becomes involved in litigation. As of December 31, 2001, RadiSys had no pending litigation that would have a material effect on the Company’s financial position, results of operations, or cash flows.

Note 19 — Subsequent Events

      Subsequent to the year ended December 31, 2001, RadiSys’ Board of Directors authorized the repurchase of up to $20.0 million of convertible notes. RadiSys may purchase the notes in the open market or through privately negotiated transactions.

Item 9.     Changes In and Disagreements With Accountants and Accounting and Financial Disclosure

      There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosure required to be reported under this item.

PART III

      The Registrant will file its definitive proxy statement for the Annual Meeting of Shareholders to be held on May 21, 2002, pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Report. This Report incorporates by reference specified information included in the Proxy Statement.

Item 10.     Directors and Executive Officers of the Registrant

      The information with respect to directors of the Company is included under “Election of Directors” in the Company’s Proxy Statement and is incorporated herein by reference. Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this Report. Information with respect to Section 16 (a) of the Securities Exchange Act is included under “Section 16 (a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement and is incorporated herein by reference.

Item 11.     Executive Compensation

      Information with respect to executive compensation is included under “Director Compensation,” “Executive Compensation,” “Compensation Committee Report on Executive Compensation,” “Comparison of Cumulative Total Returns,” and “Employment Contracts and Severance Arrangements” in the Company’s Proxy Statement and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      Information with respect to security ownership of certain beneficial owners and management is included under “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

      The information with respect to certain relationships and related transactions is included under “Certain Relationships and Related Transactions” in the Company’s Proxy Statement and is incorporated by reference.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements

(a)(2) Financial Statement Schedule

Form 10-K
Page No.

Schedule II — Valuation and Qualifying Accounts	63
Report of Independent Accountants on Financial Statement Schedule	64

(a)(3) Exhibits

Exhibit
No.	Description

2.1	Agreement and Plan of Merger, dated as of June 29, 2001, by and among the Company, Drake Merger Sub, Inc. and Microware Systems Corporation. Incorporated by reference to Exhibit (d)(1) to the Tender Offer Statement filed by the Company on Schedule TO dated July 5, 2001, SEC File No. 005-49337
2.2	Asset Purchase Agreement, dated April 18, 2001, by and among the Company, S-Link, Corp., a Delaware Corporation and Seamus Gilchrist.
3.1	Second Restated Articles of Incorporation and amendments thereto. Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-95892) (“S-1”), and by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, SEC File No. 0-26844.
3.2	Restated Bylaws. Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38966).
4.1	See Article IV of Exhibit 3.1 and Article VI of Exhibit 3.2.
4.2	Resale Registration Rights Agreement dated August 9, 2000 among the Company and SG Cowen Securities Corporation, Banc of America Securities LLC, J.P. Morgan & Co. and First Security Van Kasper. Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (No. 333-49092).
4.3	Indenture dated August 9, 2000 between the Company and U.S. Trust Company, National Association. Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement of Form S-3 (No. 333-49092).
4.4	Form of Note. Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (No. 333-49092).
*10.1	1988 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.1 to the Form S-1.

Exhibit
No.	Description

*10.2	1995 Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, SEC File No. 0-26844.
*10.3	2001 Nonstatutory Stock Option Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 SEC File No. 0-26844.
*10.4	1996 Employee Stock Purchase Plan, as amended. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, SEC File No. 0-26844.
*10.5	Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit 10.3 to the Form S-1.
*10.6	Form of Non-Statutory Stock Option Agreement. Incorporated by reference to Exhibit 10.4 to the Form S-1.
*10.7	Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarterly period ended March 31, 2001, SEC File No. 0-26844.
*10.8	Executive Severance Agreement dated February 8, 2000 between the Company and Glenford J. Myers. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, SEC File No. 0-26844.
*10.9	Executive Change of Control Agreement dated December 27, 2000 between the Company and Ronald A. Dilbeck. Incorporated by reference to Exhibit 10.7 to the Company’s annual report on Form 10-K for the year ended December 31, 2000, SEC File No. 0-26844.
*10.10	Executive Change of Control Agreement dated December 27, 2000 between the Company and Arif Kareem. Incorporated by reference to Exhibit 10.9 to the Company’s annual report on Form 10-K for the year ended December 31, 2000, SEC File No. 0-26844.
*10.11	Executive Change of Control Agreement dated December 27, 2000 between the Company and Stuart F. Cohen. Incorporated by reference to Exhibit 10.10 to the Company’s annual report on Form 10-K for the year ended December 31, 2000, SEC File No. 0-26844.
*10.12	Executive Change of Control Agreement with Julia Harper dated October 3, 2001 between the Company and Julia Harper.
*10.13	Form of Indemnity Agreement. Incorporated by reference to Exhibit 10.9 to the Form S-1.
10.14	Office Lease Agreement by and between Chevron U.S.A. Inc. and Texas Micro Inc. dated December 11, 1992, as amended. Incorporated by reference to Exhibit 10.31 to Sequoia Systems Inc.’s Annual Report on Form 10-K for the year ended June 30, 1995, SEC File No. 0-18238.
10.15	Fourth amendment to lease by and between Chevron U.S.A. Inc. and Texas Micro, Inc. dated July 31, 1995. Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, SEC File No. 0-26844.
10.16	Fifth amendment to lease by and between Chevron U.S.A. Inc. and Texas Micro Inc. dated October 17, 1995. Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, SEC File No. 0-26844.
10.17	Sixth amendment to lease by and between Chevron U.S.A. Inc. and Texas Micro Inc. dated April 28, 1997. Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, SEC File No. 0-26844.
10.18	Seventh amendment to lease by and between Chevron U.S.A. Inc. and Texas Micro Inc. dated November 12, 1997. Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, SEC File No. 0-26844.
10.19	Eighth amendment to lease by and between Chevron U.S.A. Inc. and Texas Micro Inc. dated December 23, 1997. Incorporated by reference to Exhibit 10.3 to Texas Micro Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 1997, SEC File No. 0-18238.

Exhibit
No.	Description

10.20	Ninth amendment to lease by and between Chevron U.S.A. Inc. and Texas Micro Inc. dated February 24, 1998. Incorporated by reference to Exhibit 10.1 to Texas Micro Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 1998, SEC File No. 01-18238.
10.21	Revolving line of credit agreement between the Company and U.S. Bank National Association dated September 30, 2000, related revolving promissory note dated November 3, 2000 and related negative pledge agreement dated November 3, 2000. Incorporated by reference to Exhibit 10.22 to the Company’s annual report on Form 10-K for the year ended December 31, 2000, SEC File No. 0-26844.
10.22	Dawson Creek II lease, dated March 21, 1997, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, SEC File No. 0-26844
21.1	List of Subsidiaries
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	POWERS OF ATTORNEY

*	This Exhibit constitutes a management contract or compensatory plan or arrangement

(b) Reports on Form 8-K

      No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

(c) See (a)(3) above.

(d) See (a)(2) above.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

				Reserves
	Balance at	Charged to	Write-Offs	Acquired	Balance at
	Beginning	Costs and	Net of	through	End of
	of Period	Expenses	Recoveries	Acquisitions	Period

	(In thousands)
For the year ended December 31, 2001
Allowance for doubtful accounts	$655	$1,344	$(463)	$1,081	$2,617
Obsolescence reserve	7,100	20,547	(8,528)	—	19,119
Tax valuation allowance	13,544	5,730	—	—	19,274
For the year ended December 31, 2000
Allowance for doubtful accounts	$933	$198	$(476)	$—	$655
Obsolescence reserve	5,925	4,112	(2,937)	—	7,100
Tax valuation allowance	15,444	(1,900)	—	—	13,544
For the year ended December 31, 1999
Allowance for doubtful accounts	$1,481	$(167)	$(381)	$—	$933
Obsolescence reserve	4,759	5,563	(4,397)	—	5,925
Tax valuation allowance	20,637	(5,193)	—	—	15,444

Report of Independent Accountants on

Financial Statement Schedule

To the Board of Directors of

RadiSys Corporation

      Our audits of the consolidated financial statements referred to in our report dated February 25, 2002 appearing in the 2001 Annual Report to Shareholders of RadiSys Corporation and subsidiaries (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Portland, Oregon

February 25, 2002

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADISYS CORPORATION

By:	/s/ DR. GLENFORD J. MYERS

Dr. Glenford J. Myers
Chairman of the Board, President and
Chief Executive Officer

Dated: March 25, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 25, 2002.

Signature	Title

/s/ DR. GLENFORD J. MYERS Dr. Glenford J. Myers	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
/s/ JULIA HARPER Julia Harper	Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

Directors:
/s/ JAMES F. DALTON* James F. Dalton	Director
/s/ RICHARD J. FAUBERT* Richard J. Faubert	Director
/s/ C. SCOTT GIBSON* C. Scott Gibson	Director
/s/ CARL NEUN* Carl Neun	Director
Jean-Claude Peterschmitt	Director
/s/ JEAN-PIERRE D. PATKAY* Jean-Pierre D. Patkay	Director

*By /s/ DR. GLENFORD J. MYERS Dr. Glenford J. Myers, as attorney-in-fact