Form 10-Q
period 2002-03-31
RADISYS CORP
filed 2002-05-14
CIK 873044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2002

or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
for the transition period from ______ to ______

Commission File No. 0-26844

RADISYS CORPORATION
(Exact name of registrant as specified in its charter)

Oregon	93-0945232
(State of Incorporation)	(I.R.S. Employer Identification No.)

5445 NE Dawson Creek Drive, Hillsboro, Oregon 97124
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

Yes X   No

     The number of shares of the registrant’s common stock outstanding on May 10, 2002 was 17,459,036 shares.

RADISYS CORPORATION PART I. FINANCIAL INFORMATION

	Three Months Ended March 31,
	2002	2001
Revenues	$52,752	$56,159
Cost of sales	38,036	46,411

Gross margin	14,716	9,748

Research and development	8,099	9,284
Selling, general, and administrative expense	8,064	9,400
Goodwill amortization	—	1,285
Intangibles amortization	784	277
Restructuring charges	—	9,843

Loss from operations	(2,231)	(20,341)

Interest income (expense), net	(808)	524
Other expense, net	(222)	(707)

Loss before income tax benefit	(3,261)	(20,524)
Income tax benefit	(1,794)	(12,046)

Loss before extraordinary gain	(1,467)	(8,478)
Extraordinary gain, net of tax of $541	814	—

Net loss	$(653)	$(8,478)

Net loss per share before extraordinary gain (basic)	$(0.08)	$(0.49)

Net loss per share before extraordinary gain (diluted)	$(0.08)	$(0.49)

Net loss per share (basic)	$(0.04)	$(0.49)

Net loss per share (diluted)	$(0.04)	$(0.49)

Weighted average shares outstanding (basic)	17,407	$17,130

Weighted average shares outstanding (diluted)	17,407	$17,130

The accompanying notes are an integral part of these financial statements
3 RadiSys Corporation Consolidated Balance Sheets (In thousands)
	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents (Note 1)	$ 27,654	$ 29,036
Short term investments, net (Note 2)	68,607	71,117
Accounts receivable, net (Note 3)	35,126	41,694
Inventories, net (Note 4)	29,820	32,651
Other current assets	3,424	3,937
Deferred tax assets (Note 13)	19,791	13,474

Total current assets	184,422	191,909

Property and equipment, net (Note 5 and 15)	29,467	30,205
Goodwill, net (Note 6 and 15)	30,244	30,679
Intangible assets, net (Note 7 and 15)	13,404	14,188
Long-term investments, net (Note 2)	15,575	13,197
Long-term deferred tax assets (Note 1 and 13)	13,592	20,284
Other assets (Note 1 and 8)	3,950	4,398

Total assets	$ 290,654	$ 304,860

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$ 21,177	$ 24,512
Accrued restructuring (Note 9)	6,210	7,490
Accrued interest payable	641	2,068
Accrued wages and bonuses	5,261	5,463
Other accrued liabilities	8,540	10,436

Total current liabilities	41,829	49,969

Long-term liabilities (Note 11)
Convertible subordinated notes, net (Note 8)	89,814	97,521
Mortgage payable	6,649	6,659

Total long-term liabilities	96,463	104,180

Total liabilities	138,292	154,149

Commitments and contingencies (Note 12)	—	—

Shareholders’ equity (Note 14):
Common stock — 100,000 shares authorized; 17,452 and 17,347 shares outstanding at March 31, 2002 and December 31, 2001	160,256	158,716
Accumulated deficit	(7,373)	(6,720)
Accumulated other comprehensive loss:
Cumulative translation adjustments	(501)	(1,285)
Unrealized loss on security available for sale (Note 1)	(20)	—

Total shareholders’ equity	152,362	150,711

Total liabilities and shareholders’ equity	$ 290,654	$ 304,860

The accompanying notes are an integral part of these financial statements. 4 RadiSys Corporation Consolidated Statement of Changes in Shareholders’ Equity (In thousands, unaudited)
	Common Stock		Cumulative translation adjustments	Unrealized loss on security	Accumulated deficit	Total	Total other comprehensive income
	Shares	Amount
Balances, December 31, 2001	17,347	$ 158,716	$ (1,285)	$ —	$ (6,720)	$ 150,711

Shares issued pursuant to benefit plans	105	1,387	—	—	—	1,387	—
Tax benefits of options exercised	—	153	—	—	—	153	—
Translation adjustments	—	—	784	—	—	784	784
Unrealized loss on security available for sale	—	—	—	(20)	—	(20)	(20)
Net loss for the period	—	—	—	—	(653)	(653)	(653)

Balances, March 31, 2002	17,452	$ 160,256	$ (501)	$ (20)	$ (7,373)	$ 152,362

Total other comprehensive income, three months ended March 31, 2002							$ 111

The accompanying notes are an integral part of these financial statements. 5 RadiSys Corporation Consolidated Statements of Cash Flows (In thousands, unaudited)
	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$ (653)	$ (8,478)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,006	4,549
Non-cash interest expense (income), net	583	(935)
Gain on early extinguishments of convertible note, net of tax	(814)	—
Realized loss on security available for sale	—	390
Impairment of fixed assets	28	2,460
Write-off of capitalized software	—	1,237
Provision for inventory reserves	1,472	3,863
Provision for allowance for doubtful accounts	159	74
Deferred income taxes	(153)	(4,529)
Tax benefits of options exercised	153	272
Decrease (increase) in assets:
Accounts receivable	6,409	14,682
Inventories	1,359	(6,830)
Other current assets	513	(3,672)
Increase (decrease) in liabilities:
Accounts payable	(3,335)	(7,620)
Accrued restructuring	(1,086)	6,157
Interest payable	(1,427)	(1,497)
Income taxes payable	—	(5,359)
Accrued wages and bonuses	(202)	(2,407)
Other accrued liabilities	(1,462)	565

Net cash provided by (used in) operating activities	4,550	(7,078)

Cash flows from investing activities:
Purchases of investments	(25,359)	(80,649)
Proceeds from maturity of investments	25,000	84,000
Business acquisitions and intangibles	—	(415)
Capital expenditures	(1,192)	(1,772)
Purchase of long-term assets	(98)	(228)
Capitalized software production costs and other assets	—	(881)

Net cash (used in) provided by investing activities	(1,649)	55

Cash flows from financing activities:
Proceeds from issuance of common stock	1,387	1,846
Early extinguishments of convertible subordinated notes	(6,444)	—
Principal payment on mortgage payable	(10)	—

Net cash (used in) provided by financing activities	(5,067)	1,846

Effect of exchange rate changes on cash	784	(42)

Net decrease in cash and cash equivalents	(1,382)	(5,219)
Cash and cash equivalents, beginning of period	29,036	40,621

Cash and cash equivalents, end of period	$ 27,654	$ 35,402

The accompanying notes are an integral part of these financial statements.

6 RadiSys Corporation Notes to Consolidated Financial Statements (In thousands, Unaudited)

Note 1 — Significant Accounting Policies

   Basis of Presentation

      RadiSys Corporation ("RadiSys" or the "Company") was incorporated in March 1987 under the laws of the State of Oregon for the purpose of developing, producing, and marketing computer system (hardware and software) products for embedded computer applications in manufacturing automation, medical, transportation, telecommunications, and test equipment marketplaces. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

      The accompanying consolidated financial statements as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results for the periods indicated. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2002.

      Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the consolidated financial statements contained in RadiSys’ Annual Report on Form 10-K405 for the year ended December 31, 2001.

   Management estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. This includes, among other things, collectibility of accounts receivable, investments, inventories, intangible assets, income taxes, warranty obligations, and restructuring liabilities. Actual results could differ from those estimates.

   Reclassifications

      Certain reclassifications have been made to prior period balances in order to conform to the current period presentation. These changes had no impact on previously reported results of operations or shareholders’ equity.

   Cash flows

      Cash paid for interest for the quarters ended March 31, 2002 and 2001 was $2.9 and $2.8 million, respectively. Cash paid for income taxes for the quarters ended March 31, 2002 and 2001 was $0.2 million and $0.3 million, respectively.

      Non-cash investing and financing activities for the three months ended March 31, 2002 include the effect of an unrealized loss in the market value of the shares of common stock of GA eXpress ("GA") held by the Company. The decline in market value of $0.02 million, net of tax, impacted other assets, long-term deferred tax asset, and unrealized loss on security available for sale.

      Non-cash investing and financing activities for the three months ended March 31, 2001 included the effect of a realized loss in the market value of the Company’s shares of GA stock. The realized loss of $0.4 million, net of tax, impacted other assets and long-term deferred tax assets.

   New Pronouncement

      In May 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." In addition, SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. SFAS 145 is effective for the Company for all financial statements issued in fiscal 2003. Management is currently assessing the potential impact of SFAS 145 on the Company’s financial statements.

Note 2 — Held-to-Maturity Investments

      Held-to-maturity investments as of March 31, 2002 and December 31, 2001 consisted of the following:

(In thousands)

	March 31, 2002	December 31, 2001
Short-term held-to-maturity investments, net of unamortized premium of $588 and $593, respectively	$ 68,607	$ 71,117

Long-term held-to-maturity investments, net of unamortized premium of $575 and $507, respectively	$ 15,575	$ 13,197

      As of March 31, 2002, the Company’s Long-term held-to-maturity investments had maturities ranging from 13 months to 23 months.

Note 3 — Accounts Receivable

      Accounts receivable balances as of March 31, 2002 and December 31, 2001 were as follows:

(In thousands)

	March 31, 2002	December 31, 2001
Accounts receivable, gross	$ 37,667	$ 44,311
Less: allowance for doubtful accounts	(2,541)	(2,617)

Accounts receivable, net	$ 35,126	$ 41,694

      During the quarters ended March 31, 2002 and 2001, the Company recorded provisions for allowance for doubtful accounts of $159 and $74, respectively.

Note 4 — Inventories

      Inventories as of March 31, 2002 and December 31, 2001 consisted of the following:

(In thousands)

	March 31, 2002	December 31, 2001
Raw materials	$ 37,587	$ 43,465
Work-in-process	2,154	1,362
Finished goods	5,553	6,943

	45,294	51,770
Less: inventory reserves	(15,474)	(19,119)

Inventories, net	$ 29,820	$ 32,651

      During the quarters ended March 31, 2002 and 2001 the Company recorded provisions for excess and obsolete inventory of $1.5 million and $3.9 million, respectively.

      The following is a summary of the change in the Company’s excess inventory reserve for the quarters ended March 31, 2002 and 2001:

(In thousands)

Inventory Reserve Balance

Inventory reserve balance, December 31, 2001	$ 19,119
Usage:
Inventory Scrapped	(3,894)
Sale of Inventory	(586)
Inventory Utilized	(637)

(5,117)
Reserve provision	1,472

Remaining reserve balance as of March 31, 2002	$ 15,474

Inventory reserve balance, December 31, 2000	$ 7,099
Usage:
Inventory Scrapped	(451)
Sale of Inventory	—
Inventory Utilized	—

(451)
Reserve provision	3,863

Remaining reserve balance as of March 31, 2001	$ 10,511

9
Note 5 — Property and Equipment Property and equipment as of March 31, 2002 and December 31, 2001 consisted of the following: (In thousands)
	March 31, 2002	December 31, 2001
Land	$ 4,166	$ 4,166
Building	8,988	8,988
Manufacturing equipment	17,345	17,432
Office equipment and software	24,351	24,930
Leasehold improvements	5,407	5,669

	60,257	61,185
Less: accumulated depreciation and amortization	(30,790)	(30,980)

Property and equipment, net	$ 29,467	$ 30,205

      Depreciation and amortization expense for property and equipment for the quarters ended March 31, 2002 and 2001 was $1.7 million and $2.1 million, respectively.

Note 6 — Goodwill

      During the quarter ended March 31, 2002, the Company recorded adjustments of $0.4 million to decrease the goodwill associated with the acquisition of Microware Systems Corporation ("Microware") upon concluding that certain accruals recorded at the time of purchase were overstated.

      The Company ceased the amortization of goodwill effective January 1, 2002 in order to comply with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142"). Furthermore, SFAS 142 requires goodwill to be tested for impairment annually and under certain circumstances written down when impaired, rather than being amortized as previous standards required. Management is in the process of testing goodwill for impairment and believes the analysis will be completed by the quarter ending June 30, 2002.

      The following table presents the impact of SFAS 142 on net loss and net loss per share had SFAS 142 been in effect for the three months ended March 31, 2002 and 2001:

(In thousands)

	Three Months Ended March 31,
	2002	2001
Net loss as reported	$ (653)	$ (8,478)
Add: Amortization of goodwill	—	1,285
Income tax effect	—	(754)

Net loss — adjusted	$ (653)	$ (7,947)

Net loss per share before extraordinary gain (basic)	$ (0.08)	$ (0.46)
Net loss per share before extraordinary gain (diluted)	$ (0.08)	$ (0.46)
Net loss per share (basic)	$ (0.04)	$ (0.46)
Net loss per share (diluted)	$ (0.04)	$ (0.46)
10
Note 7 — Intangible Assets The following tables present details of the Company’s total purchased intangible assets: (In thousands)
	Gross	Accumulated Amortization	Net
March 31, 2002
Technology	$ 4,096	$ (601)	$ 3,495
Technology Licenses	6,790	(943)	5,847
Patents	6,597	(3,227)	3,370
Trade Names	736	(44)	692
Other	237	(237)	—

Total	$ 18,456	$ (5,052)	$ 13,404

	Gross	Accumulated Amortization	Net

December 31, 2001
Technology	$ 4,096	$ (504)	$ 3,592
Technology Licenses	6,790	(566)	6,224
Patents	6,597	(2,935)	3,662
Trade Names	736	(26)	710
Other	237	(237)	—

Total	$ 18,456	$ (4,268)	$ 14,188

      The Company’s purchased intangible assets all have definite lives ranging from four to 15 years. In accordance with SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," ("SFAS 121"), the Company reviews for impairment of its purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The estimated future amortization expense of purchased intangible assets as of March 31, 2002 is as follows:

(In thousands)

Years Ending December 31,	Estimated Intangibles Amortization Amount

2002 (remaining nine months)	$ 2,441
2003	3,366
2004	2,533
2005	2,362
2006	1,042
Thereafter	1,660

$ 13,404

11
Note 8 — Other Assets Other assets as of March 31, 2002 and December 31, 2001 consisted of the following: (In thousands)
	March 31, 2002	December 31, 2001
Capitalized software, net of accumulated amortization of $7,774 and $7,324, respectively	$ 2,166	$ 2,612
Employee deferred compensation arrangement	710	618
Other long-term assets	1,074	1,168

Other assets	$ 3,950	$ 4,398

      Amortization expense for capitalized software for the quarters ended March 31, 2002 and 2001 was $0.5 million and $0.9 million, respectively.

      Employee deferred compensation arrangement of $0.7 million and $0.6 million as of March 31, 2002 and December 31, 2001, respectively, represents the net cash surrender value of insurance contracts purchased by the Company as part of its deferred compensation plan established in January 2001. Any elective deferrals by eligible employees are invested in insurance contracts.

      Other long-term assets consist of the Company’s available-for-sale investment in GA common stock, unamortized debt issuance costs, and long-term deposits. As of March 31, 2002 and December 31, 2001, the carrying value in GA stock was $0.2 million and $0.3 million, respectively. During the quarter ended March 31, 2002, the Company recorded an unrealized loss in its investment in GA common stock of $0.02 million, net of tax. As of March 31, 2002 and December 31, 2001, the Company had unamortized debt issuance costs of $0.2 million and $0.3 million, respectively, net of amortization, related to the $120.0 million convertible subordinated notes, less early extinguishment of $28.0 million and $20.0 million, respectively (see Note 11). These costs are being amortized over seven years. As of March 31, 2002 and December 31, 2001, the Company held $0.3 million of rental deposits acquired through the purchase of Microware (see Note 16).

Note 9 — Accrued Restructuring

      Accrued restructuring as of March 31, 2002 and December 31, 2001 consisted of the following:

(In thousands)

	March 31, 2002	December 31, 2001
First quarter 2001 restructuring charge	$ 2,549	$ 3,234
Second quarter 2001 restructuring charge	45	328
Fourth quarter 2001 restructuring charge	2,721	3,011
Liability assumed in Microware acquisition	895	917

	$ 6,210	$ 7,490

12

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

      Costs included in the charges were: (i) employee termination and other related costs, (ii) facility and leasehold improvement charges related to vacating the manufacturing plant and two international sales offices, (iii) write-downs of property and equipment deemed impaired at the time of the restructuring, (iv) capitalized software write-downs associated with the acceleration of end-of-life product strategies, and (v) other charges including legal and accounting fees. Of the $9.8 million in restructuring charges, approximately $5.1 million consisted of cash expenditures.

      The following table summarizes the restructuring charges, write-offs, and expenditures relating to this initiative, which commenced during the quarter ended March 31, 2001:

(In thousands)

	Employee termination and related costs	Leasehold improvements and facilities	Property and equipment	Capitalized software	Other charges	Total
Restructuring costs	$ 2,777	$ 3,434	$ 2,460	$ 1,067	$ 105	$ 9,843
Expenditures	(2,545)	(491)	—	—	(46)	(3,082)
Write-offs/adjustments	—	—	(2,460)	(1,067)	—	(3,527)

Balance accrued as of December 31, 2001	232	2,943	—	—	59	3,234
Expenditures	(36)	(99)	—	—	(10)	(145)
Write-offs/adjustments	(196)	(344)	—	—	—	(540)

Balance accrued as of March 31, 2002	$ —	$ 2,500	$ —	$ —	$ 49	$ 2,549

      Employee termination costs consist of severance and insurance benefits, and related costs associated with the elimination of approximately 150 manufacturing positions in Houston, Texas along with approximately 50 other positions in sales and other supporting functions as announced on March 30, 2001. All affected employees were terminated prior to September 30, 2001; however, the costs associated with these terminations were paid through the quarter ended March 31, 2002. As of March 31, 2002, RadiSys had paid $2.6 million of severance and related termination costs and recorded adjustments of $0.2 million for the over-accrual of severance costs related to this restructuring charge.

      Included in the leasehold improvements and facilities charge is $2.5 million related to the decision to vacate leased space at the Houston, Texas plant and sales offices in France and Germany, and leasehold improvements approximating $1.0 million related to the Houston, Texas site. Lease costs and amortization of leasehold improvements for these facilities will be charged against the restructuring accrual on a monthly basis upon vacation of the premises, until the lease contracts expire, or the facilities are sub-leased. If the facilities are not sub-leased, the outstanding facilities accrual may be increased. During the last three quarters of the year ended December 31, 2001 and the first quarter of 2002, the Company charged $0.6 million of lease costs and $0.3 million of amortization of leasehold improvements against the restructuring accrual.

      As a result of the decision to close the Houston manufacturing plant, the majority of property and equipment at the site was deemed to be impaired based upon an analysis conducted. Accordingly, all furniture, fixtures, and manufacturing and office equipment expected to be sold or scrapped were written down to estimated salvage values as of March 31, 2001 in accordance with SFAS 121. No adjustments were made for assets expected to be transferred for use at the Hillsboro location. Most of the impaired assets were utilized until September 30, 2001, the plant closure date. RadiSys completely removed, sold, or scrapped these impaired assets by the end of 2001. A small portion of the assets relating to Surface Mount Technology ("SMT") production was removed from use and disposed of during the second quarter of 2001.

      During the quarter ended March 31, 2001, management discontinued all non-strategic in-process capitalized software efforts. As a result of these decisions, RadiSys wrote off $1.1 million relating to these capitalized software projects as no future revenue would be realized from these projects. This write-off is included in Restructuring charges in the Consolidated Statement of Operations for the quarter ended March 31, 2001.

   Second Quarter 2001 Restructuring Charge

      In June 2001, management recorded a restructuring provision of $3.2 million, primarily relating to the closure of the Boston, Massachusetts Digital Signaling Processors ("DSP") design center and severance of approximately 58 employees. The decision to close the design center and eliminate these positions was a result of a comprehensive review of the Company's infrastructure to lower its break-even point in subsequent quarters.

      Costs included in the charges were: (i) employee termination and other related costs, (ii) facility and leasehold improvement charges related to vacating the design center, (iii) write-downs of property and equipment impaired as a result of the restructuring, (iv) capitalized software write-downs associated with end-of-life product strategies as a result of the restructuring, and (v) other charges including legal and accounting fees. All of the affected employees were terminated by September 30, 2001, and all costs associated with these terminations were paid through the quarter ended March 31, 2002. Facility charges continued to be paid and were taken against the accrual in August 2001 once the premises were vacated. Of the $3.2 million in restructuring charges, approximately $1.3 million consisted of cash expenditures.

      The following table summarizes the restructuring charges, write-offs, and expenditures relating to the second quarter 2001 restructuring charge:

(In thousands)

	Employee termination and related costs	Leasehold improvements and facilities	Property and equipment	Capitalized software	Other charges	Total
Restructuring costs	$ 1,298	$ 249	$ 51	$ 1,521	$ 100	$ 3,219
Expenditures	(1,040)	(223)	—	—	(56)	(1,319)
Write-offs/adjustments	—	—	(51)	(1,521)	—	(1,572)

Balance accrued as of December 31, 2001	258	26	—	—	44	328
Write-offs/adjustments	(258)	(26)	—	—	1	(283)

Balance accrued as of March 31, 2002	$ —	$ —	$ —	$ —	$ 45	$ 45

      Employee termination costs consist of severance, insurance benefits, and related costs associated with the elimination of 18 positions at the Boston, Massachusetts DSP design center and approximately 40 other positions at various locations, as announced on June 27, 2001. As of March 31, 2002, all employee termination and related costs had been paid. The Company recorded an adjustment of $0.3 million of over-accrued severance costs related to this restructuring accrual as of March 31, 2002.

      Included in the leasehold improvements and facilities charge is $0.1 million related to the decision to vacate leased space at the Boston design center. Leasehold improvements totaling $0.1 million which relate to the Boston design center were written off as of June 30, 2001 when normal business activities in the Boston office ceased.

      As a result of the decision to close the Boston, Massachusetts DSP design center, certain property and equipment at the site were deemed to be impaired based upon an analysis conducted. Accordingly, all furniture, fixtures, office equipment, and engineering test equipment expected to be sold or scrapped were written down to estimated salvage values as of June 30, 2001, in accordance with SFAS 121. No adjustments were made for assets expected to be transferred for use at one of the Company’s other locations. The $0.1 million charge to write down the impaired assets is included in Restructuring charges in the Consolidated Statement of Operations contained in the Company’s Annual Report on Form 10-K405 for the year ended December 31, 2001.

      During the quarter ended June 30, 2001, management discontinued all capitalized software efforts at the design center. As a result, the Company wrote off $1.5 million relating to these capitalized software projects as no future revenue would be realized from these projects. This write-off is included in Restructuring charges in the Consolidated Statement of Operations contained in the Company’s Annual Report on Form 10-K405 for the year ended December 31, 2001.

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

      The following table summarizes the restructuring charges, write-offs, and expenditures relating to the fourth quarter 2001 restructuring charge:

(In thousands)

	Employee termination and related costs	Facilities	Property and equipment	Other charges	Total
Restructuring costs	$ 914	$ 2,417	$ 463	$ 132	$ 3,926
Expenditures	(452)	—	—	—	(452)
Write-offs/adjustments	—	—	(463)	—	(463)

Balance accrued as of December 31, 2001	462	2,417	—	132	3,011
Expenditures	(157)	(130)	—	(3)	(290)

Balance accrued as of March 31, 2002	$ 305	$ 2,287	$ —	$ 129	$ 2,721

      Employee termination costs consist of severance, insurance benefits, and related costs associated with the elimination of 60 domestic positions and six international positions. All affected employees were notified prior to December 31, 2001; however, the costs associated with these terminations will continue to be paid through the quarter ending December 31, 2002. As of March 31, 2002, RadiSys had paid $0.6 million of severance costs related to this restructuring charge.

      Included in the facilities charge is $2.4 million related to the decision to vacate leased spaces at six of the Company’s domestic locations and seven international locations. Lease costs for these facilities will be charged against the restructuring accrual on a monthly basis upon vacation of the premises, until the lease contracts expire, or the facilities are sub-leased. If the facilities are not sub-leased the outstanding facilities accrual may be increased.

      The property and equipment charge of $0.5 million is comprised of the remaining net book value of customized SAP software modules at the Houston facility. Management’s decision to vacate the remainder of the Houston facility during the fourth quarter prompted the decision to write off the remaining net book value of the SAP software costs. This write-off is included in Restructuring charges in the Consolidated Statement of Operations contained in the Company’s Annual Report on Form 10-K405 for the year ended December 31, 2001.

   Liabilities Assumed In Microware Acquisition

      Prior to the acquisition of Microware (see Note 16), Microware had recorded a restructuring charge of $1.1 million related to its foreign office closures and related severance costs. During the first quarter of 2002 and the fourth quarter of 2001, RadiSys paid $0.02 million and $0.2 million, respectively, of severance costs related to this accrual.

Note 10 — Short-Term Borrowings

      During the quarter ended March 31, 2002 the Company renewed its line of credit facility, which expires on March 31, 2003, for $10.0 million at an interest rate based upon the lower of the bank's prime rate or LIBOR plus 1.0%. The new line of credit is collateralized by the Company's non-equity investments. The market value of these investments must exceed 125.0% of the borrowed facility amount, and the investments must meet specified investment grade ratings.

      As of March 31, 2002 and December 31, 2001, there was no outstanding balance on the line of credit.

Note 11 — Long-Term Liabilities

   Convertible Subordinated Notes

      During the quarter ended March 31, 2002, RadiSys’ Board of Directors authorized the repurchase of up to $20.0 million of convertible subordinated notes. RadiSys may purchase the notes in the open market or through privately negotiated transactions.

      For the three months ended March 31, 2002, the Company repurchased approximately $8.0 million principal amount of the 5.5% convertible subordinated notes, with associated net discount of $0.2 million for $6.4 million in negotiated transactions with third parties. The early extinguishments of the notes resulted in an extraordinary gain (net of tax of $0.5 million) of approximately $0.8 million.

      As of March 31, 2002 and December 31, 2001, RadiSys had $89.8 million and $97.5 million of convertible subordinated notes outstanding, net of discounts of $2.2 million and $2.5 million, respectively. Amortization of discounts on the convertible subordinated notes was $0.09 million and $0.06 million for the quarters ended March 31, 2002 and 2001, respectively. The estimated fair value of the convertible subordinated notes was approximately $73.0 million and $70.9 million at March 31, 2002 and December 31, 2001, respectively.

   Mortgage Payable

      During the quarter ended March 31, 2002, the Company paid $0.01 million of principal on its mortgage payable, including interest at 7.46%. In addition the Company reinvested the $0.8 million of restricted cash in a restricted short-term investment account as a part of collateral for its mortgage during the quarter ended March 31, 2002. The current portion of the mortgage payable of $0.08 million is included in Other accrued liabilities in the Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001.

      The aggregate maturities of long-term liabilities for each of the five years ending December 31, 2006 and thereafter at March 31, 2002 are as follows:

Years Ending December 31,	Convertible Subordinated Notes	Mortgage Payable
	(In thousands)
2002 (remaining nine months)	$ —	$ 74
2003	—	89
2004	—	97
2005	—	105
2006	—	133
Thereafter	92,010	6,235

	92,010	6,733
Less: unamortized discount	(2,196)	—
Less: current portion	—	(84)

Long-term liabilities, net	$ 89,814	$ 6,649

17

Note 12 — Commitments and Contingencies

      RadiSys leases most of its facilities, certain office equipment, and vehicles under non-cancelable operating leases which require minimum lease payments expiring from one to 10 years after December 31, 2001. Amounts of future minimum lease payments in each of the five years ending December 31, 2002 through 2006 and thereafter are as follows:

Years Ending December 31,	Future Minimum Lease Payments
(In thousands)
2002	$ 4,976
2003	4,369
2004	4,241
2005	3,374
2006	1,767
Thereafter	8,967

$ 27,694

Note 13 — Deferred Tax Assets

      The Company’s net deferred tax assets decreased by $0.4 million from $33.8 million at December 31, 2001 to $33.4 million at March 31, 2002. The decrease was due to the tax effect ($0.5 million) of $8.0 million of early extinguishments of convertible subordinated notes, offset by the tax benefits of stock options exercised of $0.1 million during the quarter ended March 31, 2002.

      The Company’s net deferred tax assets at March 31, 2002 of $33.4 million included $19.8 million classified as current and $13.6 million classified as non-current. The current portion primarily consists of restructuring charges taken in 2001 related to inventory write-downs of approximately $7.7 million and consolidating service operations and facilities world-wide of $3.1 million. In addition, the Company reclassified $6.7 million from non-current to current deferred tax assets during the quarter ended March 31, 2002 to reflect expected refunds due resulting from the impact of the economic stimulus bill passed which permits additional carry-back of net operating losses. The new law, which went into effect during the quarter ended March 31, 2002, extends the periods to which net operating losses can be carried back by three years.

Note 14 — Shareholders’ Equity

      Net loss per share is based on the weighted average number of shares of common stock and potentially dilutive shares (stock options) outstanding during the period, computed using the treasury stock method. The computation of diluted earnings per share ("EPS") does not include the impact of subordinated convertible notes or the effects of stock options for the periods presented as inclusion would be antidilutive. Convertible notes to purchases 1.5 million shares and stock options to purchase 3.6 million and 3.8 million shares were not included in the computation of diluted earnings per share for the three months ended March 31, 2002 and 2001, respectively.

Weighted Average Shares Reconciliation

(In thousands)

	Three Months Ended March 31,
	2002	2001
Weighted average shares (basic)	17,407	17,130
Effect of dilutive stock options	—	—

Weighted average shares (diluted)	17,407	17,130

18

Note 15 — Segment Information

      The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," ("SFAS 131"). SFAS 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance.

      The Company has aggregated divisional results of operations into a single reportable segment as allowed under SFAS 131 because divisional results of operations reflect similar long-term economic characteristics including average gross margins. Additionally, the divisional operations are similar with respect to the nature of products sold, types of customers, production processes employed, and distribution methods used. Accordingly, the Company describes its reportable segment as designing and manufacturing embedded computing solutions. All of the Company’s revenues result from sales within this segment.

      Information about the Company’s revenues and long-lived asset information by geographic area is as follows:

Geographic Revenues:

(In thousands)

	Three Months Ended
	March 31, 2002	March 31, 2001
Revenue:
United States	$ 28,080	$ 25,702
Europe	21,926	25,246
Asia Pacific – Japan	1,002	3,111
Other foreign	1,744	2,100

Total	$ 52,752	$ 56,159

Long-Lived Assets by Geographic Area (In thousands)
	March 31, 2002	December 31, 2001
Property and equipment, net
United States	$ 28,705	$ 29,341
Europe	677	773
Asia Pacific – Japan	85	91

	$ 29,467	$ 30,205

Goodwill, net
United States	$ 30,244	$ 30,679
Europe	—	—
Asia Pacific – Japan	—	—

Total goodwill, net	$ 30,244	$ 30,679

Intangible assets, net
United States	$ 13,404	$ 14,188
Europe	—	—
Asia Pacific – Japan	—	—

Total intangible assets, net	$ 13,404	$ 14,188

19

      Two customers accounted for more than 10.0% of total revenues for the quarter ended March 31, 2002. One customer accounted for $9.2 million or 17.4%, and another customer accounted for $8.1 million or 15.4% of the total revenues for the quarter ended March 31, 2002. For the quarter ended March 31, 2001, two customers accounted for more than 10.0% of total revenues. One customer accounted for $10.8 million or 19.3%, and another customer accounted for $6.3 million or 11.3% of the total revenues for the quarter ended March 31, 2001.

Note 16 — Acquisitions

   S-Link Acquisition

      On April 20, 2001, RadiSys acquired privately-held S-Link in a cash transaction totaling approximately $4.7 million. The Company anticipates that the acquisition will enhance its technology and building blocks for signaling applications within packet networks. The acquisition of S-Link was accounted for using the purchase method in accordance with APB Opinion No. 16, "Business Combinations," ("APB 16"). The results of operations for S-Link have been properly reflected in the financial statements since the date of acquisition. The aggregate purchase price of $4.7 million was allocated to fixed assets of $0.2 million, goodwill of $2.8 million, and other intangible assets relating to acquired technology of $1.7 million.

   Microware Acquisition

      On August 10, 2001, RadiSys acquired 83% of Microware’s net liabilities. Subsequently, on August 27, 2001, the Company completed the acquisition of the remaining interest in Microware. The Company anticipates that the acquisition of Microware will provide a highly differentiated leadership position for solutions using Intel’s IXP1200 network processor. The acquisition of Microware was accounted for using the purchase method in accordance with the provision of SFAS No. 141, "Business Combinations," ("SFAS 141"). The results of operations for Microware have been properly reflected in the financial statements since the date of acquisition. The aggregate purchase price of $13.9 million was allocated to current assets of $2.4 million, fixed assets of $9.9 million, other assets of $0.6 million, intangibles relating to acquired technology, patents, and license agreements of $11.2 million, goodwill of $5.1 million, current liabilities of ($5.8) million, accrued res tructuring of ($1.1) million, and long-term debt of ($8.4) million. In connection with this acquisition, RadiSys paid off Microware’s 8% convertible debenture with Elder Court for $2.2 million, of which $0.5 million represented a payment on early settlement of the debenture.

   Unaudited Pro Forma Disclosure of 2001 Acquisitions

      The following unaudited pro forma information presents the results of operations of the Company as if the S-Link and Microware acquisitions described above had occurred as of the beginning of the period presented, after resulting adjustments for amortization of goodwill and intangibles and the estimated resulting effects on income taxes. The unaudited pro forma information is not necessarily indicative of the consolidated results of operations for future periods, or what would actually have been realized had S-Link and Microware been acquired at the beginning of the quarter ended March 31, 2001.

(In thousands)

Three Months Ended March 31, 2001
Revenues	$ 59,846
Net loss	$ (9,819)
Net loss per share (basic)	$ (0.57)
Net loss per share (diluted)	$ (0.57)

Note 17 — Legal Proceedings

      In the normal course of business, the Company is subject to legal proceedings, claims, and litigation. As of March 31, 2002, RadiSys had no pending litigation that would have a material effect on the Company’s financial position, results of operations, or cash flows.

Note 18 — Subsequent Events

      In addition to the $8.0 million principal amount of 5.5% convertible subordinated notes repurchased by the Company during the quarter ended March 31, 2002, the Company repurchased approximately $11.7 million in April 2002, with associated net discount of $0.3 million for $10.1 million in negotiated transactions with third parties, which resulted in an extraordinary gain of $0.9 million, net of $0.6 million in taxes.

      On May 3, 2002, RadiSys announced that Dr. Glenford J. Myers stepped down as President, Chief Executive Officer and Chairman of the Board of Directors of the Company, and that Ronald A. Dilbeck, the Company’s Senior Vice President and General Manager of Telecommunications Division, has been appointed as acting President and Chief Executive Officer. Carl W. Neun has been appointed as acting Chairman of the Board of Directors of the Company.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Total revenue was $52.8 million for the three months ended March 31, 2002, compared to $56.2 million for the three months ended March 31, 2001. Net loss was $0.7 million and $8.5 million for the three months ended March 31, 2002 and 2001, respectively. Net loss per share was $0.04, basic and diluted for three months ended March 31, 2002, compared to net loss per share of $0.49, basic and diluted for the three months ended March 31, 2001.

      The following table sets forth certain operating data as a percentage of revenues for the quarters ended March 31, 2002 and 2001:

	Three Months Ended March 31,
	2002	2001
Revenues	100.0%	100.0%
Cost of sales	72.1	82.6

Gross margin	27.9	17.4
Research and development	15.3	16.5
Selling, general, and administrative	15.3	16.7
Goodwill amortization	—	2.3
Intangibles amortization	1.5	0.5
Restructuring charges	—	17.5

Loss from operations	(4.2)	(36.1)

Interest (expense) income, net	(1.5)	0.9
Other expense, net	(0.4)	(1.3)

Loss before income tax benefit	(6.1)	(36.5)
Income tax benefit	(3.4)	(21.4)

Loss before extraordinary gain	(2.7)	(15.1)
Extraordinary gain, net of 40% tax	1.5	—

Net loss	(1.2)%	(15.1)%

Comparison of three months ended March 31, 2002 to three months ended March 31, 2001

      Revenues. Revenues decreased $3.4 million or 6.1% from $56.2 million for the three months ended March 31, 2001 to $52.8 million for the three months ended March 31, 2002. The decrease in revenues was attributable primarily to lower customer sales resulting from the overall poor economic conditions and the related weakness within the communications infrastructure equipment market. The Company expects revenues to remain between $50.0 million and $55.0 million for the quarter ending June 30, 2002.

      Gross Margin. Gross margin for the quarter ended March 31, 2002 was 27.9% compared to 17.4% for the three months ended March 31, 2001. The increase in gross margin as a percentage of revenues for the first quarter of 2002 was primarily due to the fact that in the quarter ended March 31, 2001, gross margin included an inventory write-down of $3.9 million. In addition, the Company has made significant improvements in its manufacturing cost structure since the quarter ended March 31, 2001, by streamlining the manufacturing process. RadiSys’ long-term strategic gross margin range continues to be approximately 32-35%.

      Research and Development. Research and development expenses decreased by $1.2 million or 12.8% from $9.3 million for the three months ended March 31, 2001 to $8.1 million for the three months ended March 31, 2002. The decrease for the quarter ended March 31, 2002 resulted from lower spending derived from additional cost control measures initiated and implemented during the year ended December 31, 2001 from the closure of the Boston, Massachusetts Digital Signaling Processors ("DSP") design center during the second quarter of 2001. The Company incurred less prototype expenses during the quarter ended March 31, 2002 as a result of timing differences. Management expects prototype expenses to be back up to normal levels in future quarters. These cost savings and reductions in prototype spending were partially offset by increases in engineering headcount of 21 employees since March 31, 2001. Most of the increase in engineering headcount resulted from the S-Link Corporation ("S-Link") acquisition in April 2001 and the Microware Corporation ("Microware") acquisition in August 2001. Over the longer term, the Company’s goal for research and development funding continues to be approximately 10-12% of revenues.

      Selling, General, and Administrative. Selling, general, and administrative ("SG&A") expenses decreased by $1.3 million or 14.2% from $9.4 million for the three months ended March 31, 2001 to $8.1 million for the three months ended March 31, 2002. The decrease for the first quarter of 2002 was primarily due to lower overall spending through significant cost control measures and domestic and international sales office consolidations. In addition, the Company experienced a reduction in sales commission expense of $0.3 million resulting from lower sales during the first quarter of 2002 compared to the first quarter of 2001 and a reduction in the number of sales account executives as a part of restructuring activities during the last three quarters of 2001. These decreases were offset by the additional headcount and sales related expenses resulting from the acquisition of Microware during the quarter ended September 30, 2001. Over the longer term, RadiSys’ goal for selling, general, and administrative expenses continues to be approximately 9-10% of revenues.

      Goodwill Amortization. There was no goodwill amortization expense for the three months ended March 31, 2002 compared to $1.3 million for the three months ended March 31, 2001. To comply with SFAS No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") the Company ceased the amortization of goodwill totaling $43.1 million in January, 2002. SFAS 142 prohibits amortization of goodwill and indefinite lived intangible assets and requires goodwill to be tested for impairment annually. Management is in the process of testing goodwill for impairment and believes that the testing will be completed by the end of the quarter ending June 30, 2002.

      Intangibles Amortization. Intangibles amortization expense increased by $0.5 million from $0.3 million for the three months ended March 31, 2001 to $0.8 million for the three months ended March 31, 2002. The increase in intangibles amortization is a result of the increase in purchased intangibles of $16.3 million from the Microware acquisition in August, 2001. Amortization periods for intangibles range from four to 15 years.

      Restructuring Charges. During the year ended December 31, 2001, the Company recorded three restructuring charges described below.

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

      Costs included in the charges were: (i) employee termination and other related costs, (ii) facility and leasehold improvement charges related to vacating the manufacturing plant and two international sales offices, (iii) write-downs of property and equipment deemed impaired at the time of the restructuring, (iv) capitalized software write-downs associated with the acceleration of end-of-life product strategies, and (v) other charges including legal and accounting fees. Of the $9.8 million in restructuring charges, approximately $5.1 million consisted of cash expenditures.

      The following table summarizes the restructuring charges, write-offs, and expenditures relating to this initiative, which commenced during the quarter ended March 31, 2001:

(In thousands)

	Employee termination and related costs	Leasehold improvements and facilities	Property and equipment	Capitalized software	Other charges	Total
Restructuring costs	$ 2,777	$ 3,434	$ 2,460	$ 1,067	$ 105	$ 9,843
Expenditures	(2,545)	(491)	—	—	(46)	(3,082)
Write-offs/adjustments	—	—	(2,460)	(1,067)	—	(3,527)

Balance accrued as of December 31, 2001	232	2,943	—	—	59	3,234
Expenditures	(36)	(99)	—	—	(10)	(145)
Write-offs/adjustments	(196)	(344)	—	—	—	(540)

Balance accrued as of March 31, 2002	$ —	$ 2,500	$ —	$ —	$ 49	$ 2,549

      Employee termination costs consist of severance and insurance benefits, and related costs associated with the elimination of approximately 150 manufacturing positions in Houston, Texas along with approximately 50 other positions in sales and other supporting functions as announced on March 30, 2001. All affected employees were terminated prior to September 30, 2001; however, the costs associated with these terminations were paid through the quarter ended March 31, 2002. As of March 31, 2002, RadiSys had paid $2.6 million of severance and related termination costs and recorded adjustments of $0.2 million for the over-accrual of severance costs related to this restructuring charge.

      Included in the leasehold improvements and facilities charge is $2.5 million related to the decision to vacate leased space at the Houston, Texas plant and sales offices in France and Germany, and leasehold improvements approximating $1.0 million related to the Houston, Texas site. Lease costs and amortization of leasehold improvements for these facilities will be charged against the restructuring accrual on a monthly basis upon vacation of the premises, until the lease contracts expire, or the facilities are sub-leased. If the facilities are not sub-leased, the outstanding facilities accrual may be increased. During the last three quarters of the year ended December 31, 2001 and the first quarter of 2002, the Company charged $0.6 million of lease costs and $0.3 million of amortization of leasehold improvements against the restructuring accrual.

      As a result of the decision to close the Houston manufacturing plant, the majority of property and equipment at the site was deemed to be impaired based upon an analysis conducted. Accordingly, all furniture, fixtures, and manufacturing and office equipment expected to be sold or scrapped were written down to estimated salvage values as of March 31, 2001 in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," ("SFAS 121"). No adjustments were made for assets expected to be transferred for use at the Hillsboro location. Most of the impaired assets were utilized until September 30, 2001, the plant closure date. RadiSys completely removed, sold, or scrapped these impaired assets by the end of 2001. A small portion of the assets relating to Surface Mount Technology ("SMT") production was removed from use and disposed of during the second quarter of 2001.

      During the quarter ended March 31, 2001, management discontinued all non-strategic in-process capitalized software efforts. As a result of these decisions, RadiSys wrote off $1.1 million relating to these capitalized software projects as no future revenue would be realized from these projects. This write-off is included in Restructuring charges in the Consolidated Statement of Operations for the quarter ended March 31, 2001.

      Second Quarter 2001 Restructuring Charge

      In June 2001, management recorded a restructuring provision of $3.2 million, primarily relating to the closure of the DSP design center and severance of approximately 58 employees. The decision to close the design center and eliminate these positions was a result of a comprehensive review of the Company's infrastructure to lower its break-even point in subsequent quarters.

      Costs included in the charges were: (i) employee termination and other related costs, (ii) facility and leasehold improvement charges related to vacating the design center, (iii) write-downs of property and equipment impaired as a result of the restructuring, (iv) capitalized software write-downs associated with end-of-life product strategies as a result of the restructuring, and (v) other charges including legal and accounting fees. All of the affected employees were terminated by September 30, 2001, and all costs associated with these terminations were paid through the quarter ended March 31, 2002. Facility charges continued to be paid and were taken against the accrual in August 2001 once the premises were vacated. Of the $3.2 million in restructuring charges, approximately $1.3 million consisted of cash expenditures.

      The following table summarizes the restructuring charges, write-offs, and expenditures relating to the second quarter 2001 restructuring charge:

(In thousands)

	Employee termination and related costs	Leasehold improvements and facilities	Property and equipment	Capitalized software	Other charges	Total
Restructuring costs	$ 1,298	$ 249	$ 51	$ 1,521	$ 100	$ 3,219
Expenditures	(1,040)	(223)	—	—	(56)	(1,319)
Write-offs/adjustments	—	—	(51)	(1,521)	—	(1,572)

Balance accrued as of December 31, 2001	258	26	—	—	44	328
Write-offs/adjustments	(258)	(26)	—	—	1	(283)

Balance accrued as of March 31, 2002	$ —	$ —	$ —	$ —	$ 45	$ 45

      Employee termination costs consist of severance, insurance benefits, and related costs associated with the elimination of 18 positions at the Boston, Massachusetts DSP design center and approximately 40 other positions at various locations, as announced on June 27, 2001. As of March 31, 2002, all employee termination and related costs had been paid. The Company recorded an adjustment of $0.3 million of over-accrued severance costs related to this restructuring accrual as of March 31, 2002.

      Included in the leasehold improvements and facilities charge is $0.1 million related to the decision to vacate leased space at the Boston design center. Leasehold improvements totaling $0.1 million which relate to the Boston design center were written off as of June 30, 2001 when normal business activities in the Boston office ceased.

      As a result of the decision to close the Boston, Massachusetts DSP design center, certain property and equipment at the site were deemed to be impaired based upon an analysis conducted. Accordingly, all furniture, fixtures, office equipment, and engineering test equipment expected to be sold or scrapped were written down to estimated salvage values as of June 30, 2001, in accordance with SFAS 121. No adjustments were made for assets expected to be transferred for use at one of the Company’s other locations. The $0.1 million charge to write down the impaired assets is included in Restructuring charges in the Consolidated Statement of Operations contained in the Company’s Annual Report on Form 10-K405 for the year ended December 31, 2001.

      During the quarter ended June 30, 2001, management discontinued all capitalized software efforts at the design center. As a result, the Company wrote off $1.5 million relating to these capitalized software projects as no future revenue would be realized from these projects. This write-off is included in Restructuring charges in the Consolidated Statement of Operations contained in the Company’s Annual Report on Form 10-K405 for the year ended December 31, 2001.

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

      The following table summarizes the restructuring charges, write-offs, and expenditures relating to the fourth quarter 2001 restructuring charge:

(In thousands)

	Employee termination and related costs	Facilities	Property and equipment	Other charges	Total
Restructuring costs	$ 914	$ 2,417	$ 463	$ 132	$ 3,926
Expenditures	(452)	—	—	—	(452)
Write-offs/adjustments	—	—	(463)	—	(463)

Balance accrued as of December 31, 2001	462	2,417	—	132	3,011
Expenditures	(157)	(130)	—	(3)	(290)

Balance accrued as of March 31, 2002	$ 305	$ 2,287	$ —	$ 129	$ 2,721

      Employee termination costs consist of severance, insurance benefits, and related costs associated with the elimination of 60 domestic positions and six international positions. All affected employees were notified prior to December 31, 2001; however, the costs associated with these terminations will continue to be paid through the quarter ending December 31, 2002. As of March 31, 2002, RadiSys had paid $0.6 million of severance costs related to this restructuring charge.

      Included in the facilities charge is $2.4 million related to the decision to vacate leased spaces at six of the Company’s domestic locations and seven international locations. Lease costs for these facilities will be charged against the restructuring accrual on a monthly basis upon vacation of the premises, until the lease contracts expire, or the facilities are sub-leased. If the facilities are not sub-leased the outstanding facilities accrual may be increased.

      The property and equipment charge of $0.5 million is comprised of the remaining net book value of customized SAP modules at the Houston facility. Management’s decision to vacate the remainder of the Houston facility during the fourth quarter prompted the decision to write off the remaining net book value of the SAP software costs. This write-off is included in Restructuring charges in the Consolidated Statement of Operations contained in the Company’s Annual Report on Form 10-K405 for the year ended December 31, 2001.

      Interest Income (Expense), net. Net interest income decreased $1.3 million from net interest income of $0.5 million for the three months ended March 31, 2001 to net interest expense of $0.8 million for the three months ended March 31, 2002. The primary reason for the decrease in net interest income was due to the average interest rate yields on short-term and long-term investments falling from an average of 6.2% for the quarter ended March 31, 2001 to 3.3% for the quarter ended March 31, 2002. Furthermore, the Company’s total investment balance, including marketable securities, decreased from a par value of $104.0 million at March 31, 2001 to a par value of $85.2 million at March 31, 2002. This decrease was a result of the cash used in the acquisitions of S-Link and Microware during the three quarters ended December 31, 2001 as well as $6.4 million of cash used in the repurchase of the convertible subordinated notes during the quarter ended March 31, 2002. The Company incurred additional interest expense of $0.1 million for the quarter ended March 31, 2002 related to the mortgage of the building acquired through the purchase of Microware completed in August 2001.

      Other Expense, net. Net other expense decreased by $0.5 million from $0.7 million for the three months ended March 31, 2001 to $0.2 million for the three months ended March 31, 2002. This decrease was primarily attributable to the write-down of the investment in GA eXpress ("GA") stock to market value, which resulted in a loss of $0.4 million for the quarter ended March 31, 2001. This decrease was partially offset by the impact of foreign exchange rate fluctuations for the quarter ended March 31, 2002 resulting in expense of approximately $0.4 million compared to $0.3 million for the quarter ended March 31, 2001.

      Income Tax Benefit. The Company recorded a tax benefit of $1.8 million for three months ended March 31, 2002 compared to a tax benefit of $12.0 million for three months ended March 31, 2001. The Company’s effective tax rate was (55.0%) for the quarter ended March 31, 2002, compared to (58.7%) for the quarter ended March 31, 2001. The Company’s current effective tax rate differs from the statutory rate primarily due to expected research and development tax credit and foreign export sales benefits to be realized in 2002.

      At March 31, 2002, the balance of net deferred tax assets was $33.3 million after providing a valuation allowance of $19.3 million due to the uncertainty of realization of certain net operating loss and tax credit carryforwards. The utilization of the net deferred tax assets will require that the Company generate at least $25.0 million in future taxable income over a five-year time frame. Management expects the Company to return to past levels of profitability, and therefore believes it is more likely than not to utilize the net deferred tax assets.

      Extraordinary Gain. The Company recorded an extraordinary gain of $0.8 million, net of tax of $0.5 million for the quarter ended March 31, 2002, as a result of the early extinguishments of approximately $8.0 million of convertible subordinated notes with related discount of $0.2 million. The Company repurchased the notes in the open market for $6.4 million.

LIQUIDITY AND CAPITAL RESOURCES

      The following table presents selected financial information for each of the quarters on the dates indicated:

(In thousands)

	March 31, 2002	December 31, 2001		March 31, 2001
Working capital	$ 142,593	$ 141,940		$ 201,278
Cash and cash equivalents	$ 27,654	$ 29,036		$ 35,402
Short-term investments	$ 68,607	$ 71,117		$ 90,905
Accounts receivable, net	$ 35,126	$ 41,694		$ 53,485
Inventory, net	$ 29,820	$ 32,651		$ 56,214
Long-term investments	$ 15,575	$ 13,197		$ —
Accounts payable	$ 21,177	$ 24,512		$ 24,982
Convertible subordinated notes	$ 89,814	$ 97,521		$ 97,248
Days sales outstanding (A)	61	68		87
Days to pay (B)	51	41	*	49	+
Inventory turns (C)	5.1	6.7	*	3.3	+

(A)  Based on (ending net trade receivables divided by quarterly revenue each period) times (365 divided by 4).
(B)  Based on (ending accounts payable divided by quarterly cost of sales) times (365 divided by 4).
(C)  Based on (quarterly cost of sales divided by ending inventory) times 4.

* Cost of sales includes fourth quarter 2001 inventory adjustments totaling $14.0 million.
+ Cost of sales includes first quarter 2001 inventory adjustments totaling $3.9 million.

      Cash and cash equivalents decreased by $1.4 million during the three months ended March 31, 2002 from $29.0 million at December 31, 2001. Activities impacting cash and cash equivalents are as follows:

(In thousands)

	Three Months Ended March 31,
	2002	2001
Cash provided by (used in) operating activities	$ 4,550	$ (7,078)
Cash (used in) provided by investing activities	(1,649)	55
Cash (used in) provided by financing activities	(5,067)	1,846
Effect of exchange rate changes on cash	784	(42)

Net decrease in cash and cash equivalents	$ (1,382)	$ (5,219)

      Improvements in cash provided by operating activities during the quarter ended March 31, 2002 resulted primarily from a decrease in accounts receivable and inventory. The net decrease in accounts receivable of $6.6 million from December 31, 2001 to March 31, 2002 resulted from an improvement in average days sales outstanding from 68 days for the quarter ended December 31, 2001 to 61 days for the quarter ended March 31, 2002 as well as lower sales volume during the first quarter 2002 compared to the fourth quarter of 2001. The decline in inventory from December 31, 2001 to March 31, 2002 was primarily attributable to the Company’s continuing efforts to manage inventory levels in order to meet future customer demands while attempting to mitigate inventory obsolescence. Inventory turns improved from 4.9 for the quarter ended December 31, 2001 to 5.1 for the quarter ended March 31, 2002. Cash used in operating activities during the quarter ended March 31, 2001 was primarily a result of an increase in inventories of $6.8 million, a decrease in income tax payable of $5.4 million, and a decrease in accounts payable of $7.6 million.

      Net cash used in investing activities was $1.6 million for the quarter ended March 31, 2002 compared to net cash provided by investing activities of $0.06 million for the quarter ended March 31, 2001. Significant investing activities affecting cash and cash equivalents for the quarter ended March 31, 2002 included $25.4 million in investment purchases and capital expenditures of $1.2 million, offset by proceeds received from maturities of investments of $25.0 million. Capital expenditures of $1.2 million primarily consisted of network upgrades, manufacturing test equipment, and purchases of computers. Significant investing activities affecting cash and cash equivalents for the quarter ended March 31, 2001 consisted of $84.0 million in proceeds from investment maturities offset by $80.6 million of investment purchases, $1.8 million of capital expenditures, including SAP implementation and network upgrades, and $0.9 million of expenditures for capitalized software.

      Net cash used in financing activities was $5.1 million for the quarter ended March 31, 2002 compared to net cash provided by financing activities of $1.8 million for the quarter ended March 31, 2001. Financing activities for the quarter ended March 31, 2002 consisted of $1.4 million of proceeds from issuance of common stock in connection with exercise of options under the 1995 Stock Incentive Plan and the purchase of shares under the Employee Stock Purchase Plan. This increase was offset by the repurchase of approximately $8.0 million of convertible notes for $6.4 million. Significant financing activities for the quarter ended March 31, 2001 included $1.8 million in proceeds from issuance of common stock in connection with exercise of options under the 1995 Stock Incentive Plan and the purchase of shares under the Employee Stock Purchase Plan.

Line of Credit

      During the quarter ended March 31, 2002, the Company renewed its line of credit facility for $10.0 million at an interest rate based upon the lower of the bank's prime rate or LIBOR plus 1.0%. The line of credit expires on March 31, 2003. The new line of credit is collateralized by the Company's non-equity investments. The market value of these investments must exceed 125.0% of the borrowed facility amount, and the investments must meet specified investment grade ratings. As of March 31, 2002 and December 31, 2001, there was no outstanding balance on the line of credit.

Convertible Subordinated Notes

      During the quarter ended March 31, 2002, RadiSys’ Board of Directors authorized the repurchase of up to $20.0 million of convertible subordinated notes. RadiSys may purchase the notes in the open market or through privately negotiated transactions. During the three months ended March 31, 2002, the Company repurchased approximately $8.0 million principal amount of the 5.5% convertible subordinated notes, with associated net discount of $0.2 million for $6.4 million in negotiated transactions with third parties. The early extinguishments of the notes resulted in an extraordinary gain (net of tax of $0.5 million) of approximately $0.8 million.

Outlook

      The Company believes that its current cash and cash equivalents, short-term investments and cash generated from operations will satisfy its expected working capital needs, capital expenditures, investment requirements, stock repurchases, and other liquidity requirements associated with its existing operations through at least the next 12 months. Capital expenditures are expected to be minimal, ranging from $0.5 million to $1.0 million per quarter. Because capital requirements cannot be predicted with certainty, it is possible that the Company could be compelled to obtain additional financing in the future, and that financing may not be available.

Subsequent Events

      In addition to the $8.0 million principal amount of 5.5% convertible subordinated notes repurchased by the Company during the quarter ended March 31, 2002, the Company repurchased approximately $11.7 million in April 2002, with associated net discount of $0.3 million for $10.1 million in negotiated transactions with third parties, which resulted in an extraordinary gain of $0.9 million, net of $0.6 million in taxes.

      On May 3, 2002, RadiSys announced that Dr. Glenford J. Myers stepped down as President, Chief Executive Officer and Chairman of the Board of Directors of the Company, and that Ronald A. Dilbeck, the Company’s Senior Vice President and General Manager of Telecommunications Division, has been appointed as acting President and Chief Executive Officer. Carl W. Neun has been appointed as acting Chairman of the Board of Directors of the Company.

FORWARD-LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q and statements the Company’s management may make from time to time contain forward-looking statements. The Company’s statements concerning anticipated results of the S-Link and Microware acquisitions, the Company’s expectations and goals for revenues, gross margin, research and development expenses, selling, general, and administrative expenses, the impact of the Company’s restructuring events on future revenues, the anticipated cost savings effects of the Company’s restructuring activities, and the Company’s projected liquidity are some of the forward-looking statements contained in this Quarterly Report on Form 10-Q. All statements, other than statements of historical fact, that relate to future events or to the Company’s future performance are forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s or it’s industries’ actual results, levels of acti vity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among other things, dependence on the relationship with Intel Corporation and its products;

  lower than expected or delayed sales by the Company’s customers;

  changes in customer order patterns or inventory levels;

  excess or obsolete inventory and variations in inventory valuation;

  lower than expected or delayed or cancelled design wins with key OEMs;

  failure of leading OEMs to incorporate the Company’s solutions in successful products;

  schedule delays or cancellations in design wins;

  excess manufacturing capacity;

  execution of the development or production ramp for design wins;

  inability to successfully integrate acquired businesses and assets, including S-Link Corporation and Microware Systems Corporation, including the consolidation of redundant offices and service operations;

  deliveries of products containing errors, defects, or bugs;

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

  political unrest or instability;

  disruptions in the general economy and in the Company’s business, including disruptions of cash flow and the Company’s normal operations, that may result from terrorist attacks or armed conflict;

  ability to attract and retain qualified personnel, including at the most senior management levels;

  technological difficulties and resource constraints encountered in developing new products;

  the impact of rapid technological and market changes;

  the inability to protect the Company’s intellectual property or successfully to defend against infringement claims by others;

  business conditions in the general economy and in the markets the Company serves, particularly the communications markets;

  difficulty or inability to meet the Company’s obligations to repay indebtedness; and

  other risk factors listed from time to time in the Company’s SEC reports, including but not limited to those listed under the section entitled "Risk Factors" in this Quarterly Report on Form 10-Q and subsequently filed reports.

      In some cases, forward-looking statements can be identified by terms such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue," "the Company’s future success depends," "seek to continue," "its intent," "intends," the negative of these terms, or other comparable terminology.

      Although forward-looking statements help provide complete information about RadiSys, investors should keep in mind that forward-looking statements are only predictions and are inherently less reliable than historical information. Actual events or results may differ materially. In evaluating these statements, you should specifically consider the risks outlined above and those listed under "Risk Factors" below and subsequently filed reports. These risk factors may cause the Company’s actual results to differ materially from any forward-looking statement.

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

      The Company’s period-to-period revenue and operating results have varied in the past and management expects they will continue to vary in the future, and any such fluctuations may cause RadiSys’ stock price to fluctuate. Accordingly, you should not rely on the results of any past quarterly or annual periods as an indication of RadiSys’ future performance. In future periods, the Company’s operating results may fall below the expectations of public market analysts and investors, which could cause the price of RadiSys’ common stock to decline, perhaps significantly.

      A number of factors may contribute to fluctuations in revenues and operating results. The Company may have difficulty predicting the volume and timing of orders for products, and delays in closing orders can cause the Company’s operating results to fall substantially short of anticipated levels for any period. Delays by RadiSys’ OEM customers in producing products that incorporate RadiSys’ products also could cause its operating results to fall short of anticipated levels. Other factors that may particularly contribute to fluctuations in the Company’s revenue and operating results include:

  success in achieving design wins in which the Company’s products are designed into those of the Company’s customers;

  market acceptance of the OEM products that incorporate the Company’s products;

  rate of adoption of new products;

  excess or obsolete inventory and variations in inventory valuation;

  competition from new technologies and other companies; and

  unpredictability of the life cycles of RadiSys’ customers’ products.

Because of the Company’s dependence on its relationship with Intel and its products, any disruption of its relationship with Intel, or any downturn in Intel’s business, could have an adverse impact on business.

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

      Finally, RadiSys’ reliance on Intel’s architecture renders the Company vulnerable to changes in microprocessor technology. For example, if the architectures used in the microprocessors of Intel’s competitors, such as Advanced Micro Devices and Motorola, Inc., become standard in the embedded computer industry, demand for the Company’s embedded computer solutions may decline. Failure on the Company’s part to use the most current technology in its products could have a materially adverse effect on its business, results of operations, and financial condition.

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

If leading OEMs do not incorporate building blocks in successful products, sales of RadiSys’ products will decline significantly.

      The Company relies on OEMs, such as Nokia and Nortel, to include its building blocks in their products. RadiSys further relies on the OEM’s products to be successful. If these products are not successful, the Company will not sell building blocks in large quantities to these OEMs. Accordingly, the Company must correctly anticipate the price, performance and functionality requirements of the OEMs. The Company also must successfully develop products that meet these requirements and make these products available on a timely basis and in sufficient quantities. Moreover, if there is consolidation in any of the Company’s target markets, especially communications, or if a small number of OEMs otherwise dominate any of these markets, then the Company’s success will depend on its ability to establish and maintain relationships with these market leaders. If RadiSys does not anticipate trends in any of its markets or fails to meet the requirements of OEMs, or if the Company does not success fully establish and maintain relationships with leading OEMs, then its business, financial condition and results of operations could be seriously harmed.

If RadiSys delivers products with defects, the Company’s credibility could be harmed, and market acceptance and sales of its products could decrease.

      RadiSys’ products are complex and have contained errors, defects and bugs when introduced. If the Company delivers products with errors, defects or bugs, its credibility and market acceptance and sales of its products could be harmed. Further, if the Company’s products contain errors, defects and bugs, then it may be required to expend significant capital and resources to alleviate such problems. Defects could also lead to product liability as a result of product liability lawsuits against the Company or against RadiSys’ customers. The Company has agreed to indemnify its customers in some circumstances against liability from defects in its products. Product liability litigation arising from errors, defects or problems, even if it resulted in an outcome favorable to RadiSys, could be time consuming and costly to defend. Existing or future laws or unfavorable judicial decisions could negate any limitation of liability provisions that are included in the Company’s license agreements .. A successful product liability claim could seriously harm RadiSys’ business, financial condition and results of operations.

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

      RadiSys depends on third parties for a continuous supply of the components the Company uses in the manufacture of its products. Some of these components are obtained from a single supplier, or a limited number of suppliers. RadiSys would encounter difficulty in locating alternative sources of supply for some of these components. Moreover, suppliers may discontinue or upgrade products, some of which are incorporated into its products. Any limitation, discontinuance or upgrade could require the Company to redesign a product to incorporate newer or alternative technology. If the Company were to change any of its sole or limited source vendors, it would be required to requalify each new vendor. Requalification could prevent or delay product shipments that could negatively affect the Company’s results of operations. RadiSys has no long-term contracts with any suppliers of components. The electronics industry has experienced product shortages, some of which have been both prolonged and severe. Because of capacity constraints in the electronic component industry, RadiSys has at times experienced supply shortages of its components. These shortages have adversely affected component prices and have resulted in the delay of shipments of products incorporating these components. Failure to obtain adequate supplies of components or increases in the cost of components could have a materially adverse effect on the Company’s business, financial condition and results of operations.

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

  issue stock that would dilute RadiSys’ existing shareholders’ percentage ownership;

  incur debt and assume liabilities;

  obtain financing on unfavorable terms;

  incur amortization expenses related to acquired intangible assets or incur large and immediate write-offs;

  incur large and immediate write-offs related to office closures of the acquired companies, including costs relating to termination of employees and facility and leasehold improvement charges relating to vacating the acquired companies' premises; and

  reduce the cash that would otherwise be available to fund the Company’s operations or to use for other purposes.

RadiSys’ recent acquisitions and future potential acquisitions may pose additional risks to RadiSys’ operations, including:

  problems and increased costs in connection with integration of the personnel, operations, technologies or products of the acquired companies;

  unanticipated costs;

  diversion of management’s attention from its core business;

  adverse effects on business relationships with the Company’s suppliers and customers and those of the acquired company;

  acquired assets becoming impaired as a result of technical advancements or worse-than-expected performance by the acquired company;

  entering markets in which RadiSys has no, or limited, prior experience; and

  potential loss of key employees, particularly those of the acquired organization.

      Failure to successfully integrate any future acquisition may harm the Company’s business.

Competition in the market for building blocks, platforms, application subsystems and private label full system solutions is intense, and could reduce the Company’s sales and prevent the Company from maintaining profitability.

      The market for building blocks, platforms, application subsystems and full system solutions is intensely competitive, highly fragmented, and rapidly changing. The Company expects competition to persist and intensify, which could result in price reductions, reduced gross margins, and loss of market share for its products.

      RadiSys competes with a number of companies providing building blocks. Some of RadiSys’ competitors and potential competitors have a number of significant advantages over RadiSys, including:

  longer operating history;

  more extensive name recognition and marketing power;

  preferred vendor status with RadiSys’ existing and potential customers; and

  significantly greater financial, technical, marketing and other resources, giving them the ability to respond more quickly to new or changing opportunities, technologies and customer requirements.

      In addition, existing or potential competitors may establish cooperative relationships with each other or with third parties, or adopt aggressive pricing policies to gain market share.

      As a result of increased competition, the Company could encounter significant pricing pressures. These pricing pressures could result in significantly lower average selling prices for RadiSys’ products. RadiSys may not be able to offset the effects of any price reductions with an increase in the number of RadiSys’ customers, cost reductions or otherwise. In addition, many of the industries the Company serves, such as the communications industry, are encountering consolidation, or are likely to encounter consolidation in the near future, which could result in increased price and other competition.

The Company’s international operations expose the Company to additional political, economic and regulatory risks not faced by businesses that operate only in the United States.

      The Company conducts international operations in Europe and Asia. RadiSys’ international operations are subject to risks similar to those affecting RadiSys’ U.S. operations, as well as a number of other risks, including:

  longer accounts receivable collection cycles;

  expenses associated with localizing products for foreign markets;

  difficulties in managing operations across disparate geographic areas;

  difficulties in hiring qualified local personnel;

  foreign currency exchange rate fluctuations;

  difficulties associated with enforcing agreements and collecting receivables through foreign legal systems;

  unexpected changes in regulatory requirements that impose multiple conflicting tax laws and regulations; and

  periodic economic down turns and unstable political environments in these foreign markets, including disruptions of cash flow and RadiSys’ normal operations that may result from terrorist attacks or armed conflict.

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

      The Company sells products to customers in transactions denominated primarily in U.S. dollars. Some of RadiSys’ international sales, however, are denominated in currencies other than U.S. dollars, and thus the Company is exposed to risks associated with exchange rate fluctuations. An increase in the value of the U.S. dollar relative to foreign currencies could adversely affect the Company’s financial position, results of operations, and cash flows.

New technologies could render RadiSys’ products obsolete.

      The market for building blocks, platforms, application subsystems, and full system solutions is characterized by rapid technological change, evolving industry standards, changes in consumer demands, and frequent new product introductions. If the Company is unable to adapt to its rapidly changing market on a cost-effective and timely basis, the Company’s business, financial condition and results of operations will be materially and adversely affected. Advances in embedded computer technology could lead to new competitive technologies and products that have better performance or lower prices than RadiSys’ products, and could render its products obsolete and unmarketable.

If the Company is unable to protect its intellectual property, the Company may lose a valuable competitive advantage or be forced to incur costly litigation to protect its rights.

      The Company’s future success and ability to compete depends in part upon its proprietary technology, but its protective measures may prove inadequate to protect its proprietary rights. RadiSys relies principally on trade secrets for protection of its intellectual property. The Company also relies on a combination of copyright, trademark and trade secret laws and contractual provisions to establish and protect the Company’s proprietary rights. Despite RadiSys’ efforts to protect its intellectual property, a third party could copy or otherwise obtain proprietary information without authorization, or could develop technology competitive to the Company. The Company’s competitors may independently develop similar technology, duplicate the Company’s products or design around the Company’s intellectual property rights. In addition, the laws of some foreign countries do not protect RadiSys’ proprietary rights to as great an extent as do the laws of the United States. The Company expects that the use of its intellectual property will become more difficult to monitor if RadiSys increases its international presence. RadiSys may have to litigate to enforce its intellectual property rights, to protect its trade secrets or know-how or to determine their scope, validity or enforceability. Enforcing or defending its intellectual property rights is expensive, could cause the diversion of the Company’s resources and may not prove successful. If RadiSys is unable to protect its intellectual property, the Company may lose a valuable competitive advantage.

If RadiSys becomes subject to intellectual property infringement claims, these claims could be costly and time consuming to defend, divert management attention or cause product delays.

      Any intellectual property infringement claims against the Company, with or without merit, could be costly and time consuming to defend, divert management’s attention or cause product delays. The Company expects that building block manufacturers will be increasingly subject to infringement claims as the number of products and competitors in RadiSys’ industry grows and the functionality of products overlaps. In addition, from time to time RadiSys has received correspondence claiming that some of RadiSys’ products may be infringing one or more patents. None of these allegations has resulted in litigation. RadiSys believes it has credible arguments that these patents are either invalid, not infringed or would not be enforced by a court. If, however, the Company’s products were found to infringe a third party’s proprietary rights, RadiSys could be required to enter into royalty or licensing agreements to be able to sell its products and be subject to claims for damages. Royalty and li censing agreements, if required, may not be available on terms acceptable to RadiSys or at all. Management cannot guarantee that any of the foregoing actions, if successful, would not have a materially adverse effect on RadiSys’ financial condition and results of operations.

The loss of key management or the Company’s inability to attract and retain sufficient numbers of managerial, engineering and other technical personnel could have a material adverse effect upon RadiSys’ results of operations.

      RadiSys’ continued success depends, in part, upon key managerial, engineering and technical personnel as well as its ability to continue to attract and retain additional personnel. In the past, key personnel have left RadiSys to pursue other opportunities, and Dr. Glenford J. Myers recently stepped down as the Company’s President, Chief Executive Officer and Chairman of the Board. The loss of key personnel, including Dr. Myers, could have a material adverse effect on the Company’s business or results of its operations. RadiSys may not be able to retain its key managerial, engineering and technical employees. The Company’s growth may be dependent on its ability to attract new highly skilled and qualified technical personnel, in addition to personnel that can implement and monitor its financial and managerial controls and reporting systems. RadiSys does not guarantee that its recruiting efforts to attract and retain these personnel will be successful.

New Pronouncement

      In May 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." In addition, SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. SFAS 145 is effective for the Company for all financia l statements issued in fiscal 2003. Management is currently assessing the potential impact of SFAS 145 on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      RadiSys is exposed to market risk from changes in interest rates, foreign currency exchange rates, and equity trading prices, which could impact results of its operations and financial condition.

      Interest Rate Risk. RadiSys invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers. The Company attempts to protect and preserve its invested funds by limiting default, market, and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due to the short duration of most of the investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair value of the portfolio. Therefore, the Company would not expect the operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

      Foreign Currency Risk. RadiSys pays the expenses of its international operations in local currencies, namely, the Japanese Yen, British Pound, and Euro. The international operations are subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, future results could be materially and adversely affected by changes in these or other factors. RadiSys is also exposed to foreign exchange rate fluctuations as they relate to revenues and operating expenses as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Because exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The Company implemented a hedging policy in the fourth quarter of 2000 to mitigate exposures on certain transactions and balances that are not denominated in U.S. dollars. The Company entered into several 30-day forward contracts to hedge its receivables in Yen, of which no forward contracts were outstanding at March 31, 2002 or December 31, 2001. Foreign exchange rate transaction losses, net of gains for the quarters ended March 31, 2002 and 2001 were approximately $0.4 million and $0.3 million, respectively.

      Equity Price Risk. RadiSys is exposed to equity price risk due to one available-for-sale investment it holds in GA Stock. The Company typically does not attempt to reduce or eliminate its market exposure on this security. Neither a 10% increase nor a 10% decrease in equity prices would have a material effect on the Company’s financial position, results of operations, or cash flows, because the carrying value of this investment in the financial statements is less than $0.5 million.

PART II

OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

    (a)  Exhibits

          None

    (b)  Reports on Form 8-K

          The Company filed a Form 8-K dated January 25, 2002 reporting Item 5.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADISYS CORPORATION

Date: May 10, 2002	By: /s/ Julia Harper
Julia Harper Vice President of Finance and Administration and Chief Financial Officer (Authorized officer and Principal Financial Officer)
42