Form 10-Q
period 2002-06-30
RADISYS CORP
filed 2002-08-13
CIK 873044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2002

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
for the transition period from ______ to ______

Commission File No. 0-26844

RADISYS CORPORATION
(Exact name of registrant as specified in its charter)

Oregon (State of Incorporation)	93-0945232 (I.R.S. Employer Identification No.)

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

Yes [X] No [   ]

     The number of shares of the registrant’s common stock outstanding on August 9, 2002 was 17,529,312 shares.

RADISYS CORPORATION

PART I. FINANCIAL INFORMATION

RadiSys Corporation
Consolidated Statements of Operations
(In thousands, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Revenues	$52,163	$61,803	$104,915	$117,962
Cost of sales	37,086	51,513	75,122	97,924

Gross margin	15,077	10,290	29,793	20,038

Research and development	8,405	9,167	16,502	18,451
Selling, general, and administrative expense	9,108	8,704	17,174	18,105
Goodwill amortization	—	1,385	—	2,670
Intangible assets, amortization	765	275	1,549	551
Restructuring charges	4,281	3,219	4,281	13,062

Loss from operations	(7,482)	(12,460)	(9,713)	(32,801)

Interest (expense) income, net	(642)	70	(1,450)	594
Other expense, net	(188)	(17)	(410)	(724)
Gain on early extinguishments of convertible subordinated notes, net of discount	1,504	—	2,859	—

Loss before income tax benefit	(6,808)	(12,407)	(8,714)	(32,931)
Income tax benefit	(3,736)	(2,945)	(4,989)	(14,991)

Net loss	$(3,072)	$(9,462)	$(3,725)	$(17,940)

Net loss per share (basic)	$(0.18)	$(0.55)	$(0.21)	$(1.04)

Net loss per share (diluted)	$(0.18)	$(0.55)	$(0.21)	$(1.04)

Weighted average shares outstanding (basic)	17,492	17,218	17,450	17,174

Weighted average shares outstanding (diluted)	17,492	17,218	17,450	17,174

The accompanying notes are an integral part of these financial statements.

RadiSys Corporation
Consolidated Balance Sheets
(In thousands)

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents (Note 1)	$29,650	$29,036
Short-term investments, net (Note 2)	68,768	71,117
Accounts receivable, net (Note 3)	33,710	41,694
Inventories, net (Note 4)	26,108	32,651
Other current assets	4,117	3,937
Deferred tax assets (Note 8)	12,578	13,474

Total current assets	174,931	191,909
Property and equipment, net (Notes 5 and 15)	28,170	30,205
Goodwill (Notes 6 and 15)	29,737	30,679
Intangible assets, net (Notes 7 and 15)	12,668	14,188
Long-term investments, net (Note 2)	12,091	13,197
Long-term deferred tax assets (Notes 1 and 8)	16,807	20,284
Other assets (Notes 1 and 9)	3,432	4,398

Total assets	$277,836	$304,860

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable (Note 12)	$19,537	$24,512
Accrued restructuring (Note 10)	9,700	7,490
Accrued interest payable	1,668	2,068
Accrued wages and bonuses	4,430	5,463
Other accrued liabilities	6,569	10,436

Total current liabilities	41,904	49,969
Long-term liabilities (Note 12)
Convertible subordinated notes, net (Note 9)	78,312	97,521
Mortgage payable	6,629	6,659

Total long-term liabilities	84,941	104,180

Total liabilities	126,845	154,149

Commitments and contingencies (Note 13)	—	—
Shareholders’ equity (Note 14):
Common stock - 100,000 shares authorized; 17,524 and 17,347 shares outstanding at June 30, 2002 and December 31, 2001	161,132	158,716
Accumulated deficit	(10,445)	(6,720)
Accumulated other comprehensive loss:
Cumulative translation adjustments	311	(1,285)
Unrealized loss on security available for sale (Note 1 and 9)	(7)	—

Total shareholders’ equity	150,991	150,711

Total liabilities and shareholders’ equity	$277,836	$304,860

The accompanying notes are an integral part of these financial statements.

RadiSys Corporation
Consolidated Statement of Changes in Shareholders’ Equity
(In thousands, unaudited)

			Cumulative	Unrealized			Total
	Common Stock		translation	(loss) gain on	Accumulated		comprehensive
	Shares	Amount	adjustments	securities	deficit	Total	income (loss)

Balances, December 31, 2001	17,347	$158,716	$(1,285)	$—	$(6,720)	$150,711
Shares issued pursuant to benefit plans	105	1,387	—	—	—	1,387	—
Tax benefits of options exercised	—	153	—	—	—	153	—
Translation adjustments	—	—	784	—	—	784	784
Unrealized loss on securities available for sale	—	—	—	(20)	—	(20)	(20)
Net loss for the period	—	—	—	—	(653)	(653)	(653)

Balances, March 31, 2002	17,452	160,256	(501)	(20)	(7,373)	152,362

Total comprehensive income, three months ended March 31, 2002							$111

Shares issued pursuant to benefit plans	72	844	—	—	—	844
Tax benefits of options exercised	—	32	—	—	—	32
Translation adjustments	—	—	812	—	—	812	812
Unrealized gain on securities available for sale	—	—	—	13	—	13	13
Net loss for the period	—	—	—	—	(3,072)	(3,072)	(3,072)

Balances, June 30, 2002	17,524	$161,132	$311	$(7)	$(10,445)	$150,991

Total comprehensive loss, three months ended June 30, 2002							$(2,247)

Total comprehensive loss, six months ended June 30, 2002							$(2,136)

The accompanying notes are an integral part of these financial statements.

RadiSys Corporation
Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Six Months Ended June 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(3,725)	$(17,940)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,058	8,856
Non-cash interest expense (income), net	1,075	(1,315)
Gain on early extinguishments of convertible subordinated notes	(2,859)	—
Realized loss on security available for sale	—	390
Impairment of fixed assets	540	2,620
Write-off of capitalized software	202	2,530
Provision for allowance for doubtful accounts	238	295
Provision for inventory reserves	3,688	11,007
Deferred income taxes	4,377	(8,627)
Tax benefits of options exercised	185	462
Other	(7)	—
Decrease (increase) in assets:
Accounts receivable	7,746	23,048
Inventories	2,665	(8,240)
Other current assets	(200)	(975)
Increase (decrease) in liabilities:
Accounts payable	(4,975)	(11,178)
Accrued restructuring	1,874	6,197
Accrued interest payable	(400)	(123)
Income taxes payable	—	(7,970)
Accrued wages and bonuses	(1,033)	(2,266)
Other accrued liabilities	(2,820)	(170)

Net cash provided by (used in) operating activities	12,629	(3,399)

Cash flows from investing activities:
Purchases of investments	(47,448)	(126,693)
Proceeds from maturity of investments	50,000	124,900
Business acquisitions and intangibles	—	(5,165)
Capital expenditures	(1,642)	(2,912)
Purchase of long-term assets	(200)	(387)
Capitalized software production costs and other assets	—	(1,747)

Net cash provided by (used in) investing activities	710	(12,004)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,231	3,053
Early extinguishments of convertible subordinated notes	(16,522)	—
Principal payments on mortgage payable	(30)	—

Net cash (used in) provided by financing activities	(14,321)	3,053

Effect of exchange rate changes on cash	1,596	50

Net increase (decrease) in cash and cash equivalents	614	(12,300)
Cash and cash equivalents, beginning of period	29,036	40,621

Cash and cash equivalents, end of period	$29,650	$28,321

The accompanying notes are an integral part of these financial statements.

RadiSys Corporation
Notes to Consolidated Financial Statements
(In thousands, unaudited)

Note 1 — Significant Accounting Policies

     Basis of Presentation

     RadiSys Corporation (“RadiSys” or the “Company”) was incorporated in March 1987 under the laws of the State of Oregon for the purpose of developing, producing, and marketing computer system (hardware and software) products for embedded computer applications in the manufacturing automation, medical, transportation, telecommunications, and test equipment marketplaces. The Company designs and manufactures building blocks, platforms, and applications subsystems for next generation communications and automation systems. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been properly eliminated in consolidation.

     The accompanying consolidated financial statements as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 have been prepared without audit and reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results for the periods indicated. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2002.

     Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the consolidated financial statements contained in RadiSys’ Annual Report on Form 10-K405 for the year ended December 31, 2001.

Management estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. This includes, among other things, collectibility of accounts receivable; the realizability of investments, inventories, intangible assets, and deferred income taxes; and the adequacy of warranty obligations and restructuring liabilities. Actual results could differ from those estimates.

     Reclassifications

     Certain reclassifications have been made to prior period balances in order to conform to the current period presentation. These changes had no impact on previously reported results of operations or shareholders’ equity.

     Cash flows

     Cash paid for interest for the six months ended June 30, 2002 and 2001 was $3.2 million and $2.8 million, respectively. Cash paid for income taxes for the six months ended June 30, 2002 and 2001 was $0.3 million and $0.4 million, respectively. During the three months ended June 30, 2002 the Company received a $6.7 million tax refund from the IRS pursuant to the provisions of the Economic Stimulus Bill passed by Congress, which extends, by three years, the periods to which the unused net operating losses incurred in 2001 and 2002 can be carried back.

     Non-cash investing and financing activities for the six months ended June 30, 2002 include the effect of an unrealized loss in the market value of the shares of common stock of GA eXpress (“GA”) held by the Company. The decline in market value of $0.01 million, net of tax, impacted other assets, long-term deferred tax asset, and unrealized loss on available for sale securities.

     Non-cash investing and financing activities for the six months ended June 30, 2001 included the effect of a realized loss in the market value of the Company’s shares of GA stock. This loss was offset by an unrealized gain in the market value of the shares of GA stock. The realized loss of $0.4 million, net of tax, impacted other assets and long-term deferred tax assets.

New Pronouncements

     In May 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” (“SFAS 145”). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary as outlined in SFAS No. 4 unless they meet the criteria for extraordinary items as outlined in Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” In addition, SFAS 145 also requires sale-leaseback accounting for certain lease modifications, as defined in SFAS 13, that have economic effects similar to sale-leaseback transactions, and makes various technical corrections to existing pronouncements. SFAS 145 pertaining to the provisions of SFAS No. 4 is effective for the fiscal years beginning after May 15, 2002, and the SFAS 145 provisions related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. The Company has elected early adoption of SFAS 145 and, accordingly, reclassified the extraordinary gain of $0.8 million and its income tax effect of $0.5 million recorded in the quarter ended March 31, 2002 to a gain on early extinguishments of convertible subordinated notes of $1.4 million during the six months ended June 30, 2002.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when a liability is incurred. This statement also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” where an exit cost was recognized at the date of an entity’s commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. RadiSys does not expect the implementation of this statement will have a material effect on the Company’s financial position or results of operations.

Note 2 — Held-to-Maturity Investments

     Held-to-maturity investments as of June 30, 2002 and December 31, 2001 consisted of the following:

	June 30, 2002	December 31, 2001

Short-term held-to-maturity investments, net of unamortized premium of $978 and $593, respectively	$68,768	$71,117

Long-term held-to-maturity investments, net of unamortized premium of $416 and $507, respectively	$12,091	$13,197

     As of June 30, 2002, the Company’s long-term held-to-maturity investments had maturities ranging from 13 months to 23 months. The Company’s investment policy prohibits holding securities with maturities greater than two years.

Note 3 — Accounts Receivable

     Accounts receivable balances as of June 30, 2002 and December 31, 2001 were as follows:

	June 30,	December 31,
	2002	2001

Accounts receivable, gross	$36,031	$44,311
Less: allowance for doubtful accounts	(2,321)	(2,617)

Accounts receivable, net	$33,710	$41,694

     During the three months ended June 30, 2002 and 2001, the Company recorded provisions for allowance for doubtful accounts of $79 and $226, respectively. During the six months ended June 30, 2002 and 2001, the Company recorded provisions for allowance for doubtful accounts of $238 and $295, respectively.

Note 4 — Inventories

     Inventories as of June 30, 2002 and December 31, 2001 consisted of the following:

	June 30,	December 31,
	2002	2001

Raw materials	$33,623	$43,465
Work-in-process	1,582	1,362
Finished goods	6,471	6,943

	41,676	51,770
Less: inventory reserves	(15,568)	(19,119)

Inventories, net	$26,108	$32,651

     During the three months ended June 30, 2002 and 2001, the Company recorded provisions for excess and obsolete inventory of $2.4 million and $7.1 million, respectively. The Company recorded provisions for excess and obsolete inventory of $3.7 million and $11.0 million, respectively during the six months ended June 30, 2002 and 2001.

     The following is a summary of the change in the Company’s excess inventory reserve for the six months ended June 30, 2002 and 2001:

Inventory
Reserve
Balance

Inventory reserve balance, December 31, 2001	$19,119
Usage:
Inventory Scrapped	(4,257)
Sale of Inventory	(1,189)
Inventory Utilized	(1,793)

Subtotal — Usage	(7,239)
Reserve provision	3,688

Remaining reserve balance as of June 30, 2002	$15,568

Inventory reserve balance, December 31, 2000	$7,099
Usage:
Inventory Scrapped	(2,065)
Reserve provision	11,007

Remaining reserve balance as of June 30, 2001	$16,041

Note 5 — Property and Equipment

     Property and equipment as of June 30, 2002 and December 31, 2001 consisted of the following:

		Accumulated
		Depreciation/
	Gross	Amortization	Net

June 30, 2002
Land	$4,166	$—	$4,166
Building	8,988	(324)	8,664
Manufacturing equipment	17,205	(12,189)	5,016
Office equipment and software	22,196	(14,838)	7,358
Leasehold improvements	5,473	(2,507)	2,966

Total	$58,028	$(29,858)	$28,170

		Accumulated
		Depreciation/
	Gross	Amortization	Net

December 31, 2001
Land	$4,166	$—	$4,166
Building	8,988	(133)	8,855
Manufacturing equipment	17,432	(12,201)	5,231
Office equipment and software	24,930	(16,319)	8,611
Leasehold improvements	5,669	(2,327)	3,342

Total	$61,185	$(30,980)	$30,205

     Depreciation and amortization expense for property and equipment for the three months ended June 30, 2002 and 2001 was $1.7 million and $1.8 million, respectively. For the six months ended June 30, 2002 and 2001, depreciation and amortization expense for property and equipment was $3.4 million and $3.9 million, respectively.

Note 6 — Goodwill

     During the six months ended June 30, 2002, the Company recorded adjustments of $0.5 million to decrease the goodwill associated with the acquisition of Microware Systems Corporation (“Microware”) (see Note 16) upon concluding that certain accruals and other assets recorded at the time of purchase were overstated. The Company also recorded an adjustment of $0.8 million to decrease the goodwill associated with the acquisition of Open Computing Platform (“OCP”) business from IBM as a result of further review of the revenue stream formula stipulated in the acquisition agreement. This decrease was offset by the increased purchase price of $0.3 million recorded for OCP based upon a formula tied to certain OCP revenues pursuant to the acquisition agreement.

     The Company ceased the amortization of goodwill effective January 1, 2002 in order to comply with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”). SFAS 142 further requires goodwill to be tested for impairment annually and under certain circumstances written down when impaired, rather than being amortized as previous standards required. To comply with this provision of SFAS 142, the Company completed a comprehensive goodwill impairment analysis during the six months ended June 30, 2002. Based upon the analysis, the Company has concluded that as of January 1, 2002 there was no goodwill impairment.

     The following table summarizes the impact of SFAS 142 on net loss and net loss per share had SFAS 142 been in effect for the three and six months ended June 30, 2002 and 2001:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net loss as reported	$(3,072)	$(9,462)	$(3,725)	$(17,940)
Add: Amortization of goodwill	—	1,385	—	2,670
Income tax effect	—	(329)	—	(1,215)

Net loss — adjusted	$(3,072)	$(8,406)	$(3,725)	$(16,485)

Adjusted net loss per share (basic)	$(0.18)	$(0.49)	$(0.21)	$(0.96)
Adjusted net loss per share (diluted)	$(0.18)	$(0.49)	$(0.21)	$(0.96)

     The following table summarizes the impact of SFAS 142 on net (loss) income and net (loss) income per share for the three years ended December 31, 2001 presented as if SFAS 142 been in effect at the beginning of 1999:

	Years Ended December 31,

	2001	2000	1999

Net (loss) income as reported	$(34,486)	$32,646	$18,997
Add: Amortization of goodwill	5,500	5,475	1,885
Income tax effect	(2,464)	(1,051)	(66)

Net (loss) income — adjusted	$(31,450)	$37,070	$20,816

Adjusted net (loss) income per share (basic)	$(1.82)	$2.18	$1.29
Adjusted net (loss) income loss per share (diluted)	$(1.82)	$2.04	$1.22

Note 7 — Intangible Assets

     The following tables summarize details of the Company’s total purchased intangible assets:

		Accumulated
	Gross	Amortization	Net

June 30, 2002
Existing Technology	$4,096	$(679)	$3,417
Technology Licenses	6,790	(1,320)	5,470
Patents	6,626	(3,519)	3,107
Trade Names	736	(62)	674
Other	237	(237)	—

Total	$18,485	$(5,817)	$12,668

		Accumulated
	Gross	Amortization	Net

December 31, 2001
Existing Technology	$4,096	$(504)	$3,592
Technology Licenses	6,790	(566)	6,224
Patents	6,597	(2,935)	3,662
Trade Names	736	(26)	710
Other	237	(237)	—

Total	$18,456	$(4,268)	$14,188

     The Company’s purchased intangible assets have lives ranging from four to 15 years. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”), the Company reviews for impairment of its purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The estimated future amortization expense of purchased intangible assets as of June 30, 2002 is as follows:

Estimated
Intangibles
Amortization
Years Ending December 31,	Amount

2002 (remaining six months)	$1,698
2003	3,391
2004	2,553
2005	2,380
2006	1,054
Thereafter	1,592

Total	$12,668

Note 8 — Deferred Tax Assets

     The Company’s net deferred tax assets decreased by $4.4 million from $33.8 million at December 31, 2001 to $29.4 million at June 30, 2002. The decrease was primarily due to a $6.7 million tax refund the Company received from the IRS pursuant to the provisions of the Economic Stimulus Bill passed by Congress, which extends, by three years, the periods to which the unused net operating losses incurred in 2001 and 2002 can be carried back. This decrease was partly offset by an increase in the current deferred assets related to the tax effect ($1.7 million) of $4.4 million in restructuring charges taken in the quarter ended June 30, 2002 and other various deferred tax asset increases of $0.6 million.

     The Company’s net deferred tax assets at June 30, 2002 of $29.4 million included $12.6 million classified as current and $16.8 million classified as long-term. The net deferred tax assets at December 31, 2001 of $33.8 million included $13.5 million classified as current and $20.3 million classified as long-term. As of June 30, 2002, the current portion primarily consists of restructuring charges taken in 2001 arising from inventory write-downs of approximately $7.5 million and other restructuring charges taken for consolidating service operations and facilities worldwide of $3.0 million and $1.7 million for the year ended December 31, 2001 and the quarter ended June 30, 2002, respectively. The current portion as of December 31, 2001, consisted primarily of restructuring charges taken in 2001 arising from inventory write-downs of approximately $7.7 million and other restructuring charges taken for consolidating service operations and facilities worldwide of $3.1 million. The long-term portion as of June 30, 2002 primarily consists of net operating loss and tax credit carryforwards, net of valuation allowance, of $9.5 million and $4.9 million, respectively. As of December 31, 2001, the long-term portion was comprised principally of net operating loss and tax credit carryforwards, net of valuation allowance, of $16.9 million and $5.0 million, respectively.

Note 9 — Other Assets

     Other assets as of June 30, 2002 and December 31, 2001 consisted of the following:

	June 30,	December 31,
	2002	2001

Capitalized software, net of accumulated amortization of $8,328 and $7,324, respectively	$1,613	$2,612
Employee deferred compensation arrangement	714	618
Other long-term assets	1,105	1,168

Other assets	$3,432	$4,398

     Amortization expense for capitalized software for the three months ended June 30, 2002 and 2001 was $0.5 million and $0.8 million, respectively. For the six months ended June 30, 2002 and 2001, amortization expense for capitalized software was $1.0 million and $1.7 million, respectively.

     Employee deferred compensation arrangement of $0.7 million and $0.6 million as of June 30, 2002 and December 31, 2001, respectively, represents the net cash surrender value of insurance contracts purchased by the Company as a part of its deferred compensation plan established in January 2001. Any elective deferrals by eligible employees are invested in insurance contracts.

     Other long-term assets primarily consist of the Company’s available-for-sale investment in GA common stock and Met Life stock, unamortized debt issuance costs, and long-term deposits. As of June 30, 2002 and December 31, 2001, the carrying value in GA stock was $0.2 million and $0.3 million, respectively. During the six months ended June 30, 2002, the Company recorded an unrealized loss in its investment in GA common stock of $7.0, net of tax of $4.0. During the six months ended June 30, 2002, the Company recorded the receipt of 2.4 shares of Met Life non-voting common stock in the amount of $0.07 million received as a policy holder/shareholder. The Company classified the shares received as an available-for-sale investment, in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”).

     As of June 30, 2002 and December 31, 2001, the Company had unamortized debt issuance costs of $0.2 million and $0.3 million, respectively, net of amortization, related to the $120.0 million convertible subordinated notes, adjusted for cumulative early extinguishments of $39.9 million and $20.0 million, respectively (see Note 12). These costs are being amortized over seven years, which is the term of the notes. As of June 30, 2002 and December 31, 2001, the Company held rental deposits of $0.2 million and $0.3 million, respectively, acquired through the purchase of Microware (see Note 16).

Note 10- Accrued Restructuring

     Accrued restructuring as of June 30, 2002 and December 31, 2001 consisted of the following:

	June 30,	December 31,
	2002	2001

First quarter 2001 restructuring charge	$2,269	$3,234
Second quarter 2001 restructuring charge	—	328
Fourth quarter 2001 restructuring charge	2,303	3,011
Liability assumed in Microware acquisition	884	917
Second quarter 2002 restructuring charge	4,244	—

	$9,700	$7,490

     First Quarter 2001 Restructuring Charge

     In March 2001, RadiSys recorded restructuring charges of $9.8 million, primarily as a result of the Company’s decision to close the Houston, Texas manufacturing plant and to consolidate all internal manufacturing operations into the Hillsboro, Oregon plant. Additionally, certain sales offices were consolidated and end-of-life programs were accelerated on non-strategic products. These decisions were made in light of overall market conditions and the economic downturn experienced in the latter part of the fourth quarter of 2000 and, more significantly, during the first quarter of 2001. In 2000, migration of board assembly work to the Oregon plant was initiated, and in January 2001, the Company announced its plan to complete board assembly consolidation. As the quarter progressed, the Company recognized the need for even greater operating efficiency and decided to completely eliminate manufacturing operations in Houston, Texas by September 30, 2001. RadiSys continued to operate a service center in Houston, Texas, until the fourth quarter of 2001, when a decision was made to consolidate the service center into the Hillsboro, Oregon facility. During the second quarter of 2002 the Company made a decision to completely close the Houston, Texas facility and consolidate the design center into the Hillsboro, Oregon facility. RadiSys will continue to operate the design center in Houston, Texas until the end of September 2002.

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

     The following table summarizes the restructuring charges, write-offs, and expenditures relating to this initiative, which commenced during the quarter ended March 31, 2001:

	Employee	Leasehold
	termination and	improvements and	Property and	Capitalized	Other
	related costs	facilities	equipment	software	charges	Total

Restructuring costs	$2,777	$3,434	$2,460	$1,067	$105	$9,843
Expenditures	(2,545)	(378)	—	—	(46)	(2,969)
Write-offs/adjustments	—	(113)	(2,460)	(1,067)	—	(3,640)

Balance accrued as of December 31, 2001	232	2,943	—	—	59	3,234
Expenditures	(36)	(213)	—	—	(10)	(259)
Write-offs/adjustments	(196)	(230)	—	—	—	(426)

Balance accrued as of March 31, 2002	—	2,500	—	—	49	2,549
Expenditures	—	(206)	—	—	—	(206)
Write-offs/adjustments	—	(25)	—	—	(49)	(74)

Balance accrued as of June 30, 2002	$—	$2,269	$—	$—	$—	$2,269

     Employee termination costs consist of severance and insurance benefits, and related costs associated with the elimination of approximately 150 manufacturing positions in Houston, Texas along with approximately 50 other positions in sales and other supporting functions as announced on March 30, 2001. All affected employees were terminated prior to September 30, 2001; however, the costs associated with these terminations were paid through the quarter ended March 31, 2002. As of June 30, 2002, RadiSys had paid $2.6 million of severance and related termination costs and recorded adjustments of $0.2 million for the over-accrual of severance costs related to this restructuring charge.

     Included in the leasehold improvements and facilities charge is $2.5 million related to the decision to vacate leased space at the Houston, Texas plant and sales offices in France and Germany, and leasehold improvements approximating $1.0 million related to the Houston, Texas site. Lease costs and amortization of leasehold improvements for these facilities will be charged against the restructuring accrual on a monthly basis upon vacation of the premises, until the lease contracts expire, or the facilities are sub-leased. If the facilities are not sub-leased, the outstanding facilities accrual may need to be increased. During the last three quarters of the year ended December 31, 2001 and the first two quarters ended June 30, 2002, the Company charged expenditures of $0.8 million of lease costs and adjustments of $0.4 million related to amortization of leasehold improvements against the restructuring accrual.

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

     During the quarter ended March 31, 2001, the Company discontinued all non-strategic in-process capitalized software efforts. As a result of these decisions, RadiSys wrote off $1.1 million relating to these capitalized software projects as no future revenue would be realized from these projects. This write-off is included in Restructuring charges in the Consolidated Statement of Operations for the six months ended June 30, 2001.

     Second Quarter 2001 Restructuring Charge

     In June 2001, the Company recorded a restructuring provision of $3.2 million, primarily relating to the closure of the Boston, Massachusetts Digital Signaling Processors (“DSP”) design center and severance of approximately 58 employees. The decision to close the design center and eliminate these positions was a result of a comprehensive review of the Company’s infrastructure to lower its break-even point in subsequent quarters.

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

     The following table summarizes the restructuring charges, write-offs, and expenditures relating to the second quarter 2001 restructuring charge:

	Employee	Leasehold
	termination and	improvements and	Property and	Capitalized	Other
	related costs	facilities	equipment	software	charges	Total

Restructuring costs	$1,298	$249	$51	$1,521	$100	$3,219
Expenditures	(1,040)	(117)	—	—	(56)	(1,213)
Write-offs/adjustments	—	(106)	(51)	(1,521)	—	(1,678)

Balance accrued as of December 31, 2001	258	26	—	—	44	328
Write-offs/adjustments	(258)	(26)	—	—	1	(283)

Balance accrued as of March 31, 2002	—	—	—	—	45	45
Write-offs/adjustments	—	—	—	—	(45)	(45)

Balance accrued as of June 30, 2002	$—	$—	$—	$—	$—	$—

     Employee termination costs consist of severance, insurance benefits, and related costs associated with the elimination of 18 positions at the Boston, Massachusetts DSP design center and approximately 40 other positions at various locations, as announced on June 27, 2001. As of March 31, 2002, all employee termination and related costs had been paid. The Company recorded an adjustment of $0.3 million of over-accrued severance costs related to this restructuring accrual during the three months ended March 31, 2002.

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

     During the quarter ended June 30, 2001, the Company discontinued all capitalized software efforts at the design center. As a result, the Company wrote off $1.5 million relating to these capitalized software projects as no future revenue would be realized from these projects.

Fourth Quarter 2001 Restructuring Charge

     In December 2001, the Company recorded a restructuring provision of $3.9 million, primarily relating to continued efforts to consolidate functions and to eliminate redundant geographical facilities. Part of this restructuring plan includes consolidating all service operations to the Hillsboro, Oregon facility. The decision was made in light of overall market conditions and the continuing impact of the 2001 economic downturn.

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

     The following table summarizes the restructuring charges, write-offs, and expenditures relating to the fourth quarter 2001 restructuring charge:

	Employee
	termination and		Property and	Other
	related costs	Facilities	equipment	charges	Total

Restructuring costs	$914	$2,417	$463	$132	$3,926
Expenditures	(452)	—	—	—	(452)
Write-offs/adjustments	—	—	(463)	—	(463)

Balance accrued as of December 31, 2001	462	2,417	—	132	3,011
Expenditures	(157)	(130)	—	(3)	(290)
Write-offs/adjustments	—	—	—	—	—

Balance accrued as of March 31, 2002	305	2,287	—	129	2,721
Expenditures	(110)	(293)	—	—	(403)
Write-offs/adjustments	—	(15)	—	—	(15)

Balance accrued as of June 30, 2002	$195	$1,979	$—	$129	$2,303

     Employee termination costs consist of severance, insurance benefits, and related costs associated with the elimination of 60 domestic positions and six international positions. All affected employees were notified prior to December 31, 2001; however, the costs associated with these terminations will continue to be paid through the quarter ending December 31, 2002. As of June 30, 2002, RadiSys had paid $0.7 million of severance costs related to this restructuring charge.

     Included in the facilities charge is $2.4 million related to the decision to vacate leased spaces at six of the Company’s domestic locations and seven international locations. Lease costs for these facilities will be charged against the restructuring accrual on a monthly basis upon vacation of the premises, until the lease contracts expire, or the facilities are sub-leased. If the facilities are not sub-leased the outstanding facilities accrual may need to be increased. During the six months ended June 30, 2002, the Company charged $0.4 million of lease costs against the restructuring accrual.

     The property and equipment charge of $0.5 million is comprised of the remaining net book value of customized SAP software modules at the Houston facility. The Company’s decision to vacate the remainder of the Houston facility during the fourth quarter prompted the decision to write off the remaining net book value of the SAP software costs.

Liabilities Assumed In Microware Acquisition

     Prior to the acquisition of Microware (see Note 16), Microware had recorded a restructuring charge of $1.1 million related to its foreign office closures and related severance costs. During the fourth quarter of 2001, RadiSys paid $0.2 million of severance costs related to this accrual. During the six months ended June 30, 2002 and the fourth quarter of 2001, RadiSys paid $0.02 million and $0.2 million, respectively, of severance costs related to this accrual. The Company charged $0.05 million of legal expenses against this accrual during the six months ended June 30, 2002.

     Second Quarter 2002 Restructuring Charge

     In June 2002, the Company recorded a restructuring provision of $4.4 million as a result of its continued efforts to improve cost structure and consolidate redundant functions and facilities. The restructuring charge includes a net workforce reduction of approximately 80 employees, the closure of the Houston, Texas Design Center, and the consolidation of certain domestic and international sales and service offices.

     Costs included in the charges were: (i) employee termination and other related costs, (ii) facility charges related to vacating various locations both domestically and internationally, (iii) write-downs of property and equipment impaired as a result of the restructuring, and (iv) other charges including legal and accounting fees. Of the $4.4 million in restructuring charges, approximately $3.8 million will consist of cash expenditures.

     The following table summarizes the restructuring charges, write-offs, and expenditures relating to the second quarter 2002 restructuring charge:

	Employee
	termination and		Property and	Other
	related costs	Facilities	equipment	charges	Total

Restructuring costs	$2,606	$750	$530	$465	$4,351
Expenditures	(107)	—	—	—	(107)
Write-offs/adjustments	—	—	—	—

Balance accrued as of June 30, 2002	$2,499	$750	$530	$465	$4,244

     Employee termination costs consist of severance, insurance benefits, and related costs associated with the elimination of 80 positions. All affected employees were notified prior to June 30, 2002; however, the costs associated with these terminations will continue to be paid through the quarter ending June 30, 2003. As of June 30, 2002, RadiSys had paid $0.1 million of severance costs related to this restructuring charge.

     Included in the facilities charge is $0.8 million related to the decision to vacate leased spaces at two of the Company’s domestic locations and four international locations. Lease costs for these facilities will be charged against the restructuring accrual on a monthly basis upon vacation of the premises until the lease contracts expire or the facilities are sub-leased. If the facilities are not sub-leased, the outstanding facilities accrual may need to be increased.

     The property and equipment charge of $0.5 million is comprised of the net book value of the remaining computer hardware, manufacturing test equipment, and furniture and fixtures at the Houston, Texas facility and the net book value of furniture and fixtures, computer hardware, and computer software at the United Kingdom and Netherlands facilities. The Company’s decision to completely vacate the Houston, Texas and Netherlands facilities and one of the United Kingdom facilities during the second quarter prompted the decision to write off the net book value of part or all of the remaining assets.

Note 11 — Short-Term Borrowings

     During the quarter ended March 31, 2002, the Company renewed its line of credit facility, which expires on March 31, 2003, for $10.0 million at an interest rate based upon the lower of the bank’s prime rate or LIBOR plus 1.0%. The new line of credit is collateralized by the Company’s non-equity investments. The market value of these investments must exceed 125.0% of the borrowed facility amount, and the investments must meet specified investment grade ratings.

     As of June 30, 2002 and December 31, 2001, there was no outstanding balance on the line of credit.

Note 12 — Long-Term Liabilities

Convertible Subordinated Notes

     During the three months ended June 30, 2002, RadiSys’ Board of Directors authorized the repurchase of up to $10.0 million of convertible subordinated notes. This Board authorization was in addition to the $20.0 million of convertible subordinated notes authorized during the three months ended March 31, 2002. RadiSys may purchase the notes in the open market or through privately negotiated transactions.

     For the six months ended June 30, 2002, the Company repurchased approximately $19.9 million principal amount of the 5.5% convertible subordinated notes, with an associated net discount of $0.5 million for $16.5 million in cash as part of negotiated transactions with third parties. The early extinguishments of the notes resulted in a gain of $2.9 million.

     As of June 30, 2002 and December 31, 2001, RadiSys had $78.3 million and $97.5 million of convertible subordinated notes outstanding, net of discounts of $1.8 million and $2.5 million, respectively. Amortization of discounts on the convertible subordinated notes was $0.1 million for the three months ended June 30, 2002 and 2001, and $0.2 million for the six months ended June 30, 2002 and 2001, respectively. The estimated fair value of the convertible subordinated notes was approximately $65.8 million and $70.9 million at June 30, 2002 and December 31, 2001, respectively.

Mortgage Payable

     During the six months ended June 30, 2002, the Company paid $0.03 million of principal on its mortgage payable, along with interest at 7.46% of $0.3 million. During the six months ended June 30, 2002, the Company reinvested the $0.8 million of restricted cash in a restricted short-term investment account as a part of collateral for its mortgage. The current portion of the mortgage payable of $0.08 million is included in Accounts payable in the Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001.

     The aggregate maturities of long-term liabilities for each of the five years ending December 31, 2006 and thereafter at June 30, 2002 are as follows:

	Convertible
	Subordinated
Years Ending December 31,	Notes	Mortgage Payable

2002 (remaining six months)	$—	$39
2003	—	83
2004	—	89
2005	—	97
2006	—	104
Thereafter	80,149	6,297

	80,149	6,709
Less: unamortized discount	(1,837)	—
Less: current portion	—	(80)

Long-term liabilities	$78,312	$6,629

Note 13 — Commitments and Contingencies

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

$27,694

Note 14 — Shareholders’ Equity

     Net loss per share is based on the weighted average number of shares of common stock and potentially dilutive shares (stock options) outstanding during the period, computed using the treasury stock method. Convertible subordinated notes would have been equivalent to 1.4 million and 1.5 million shares had every convertible subordinated note been converted to common stock as of June 30, 2002 and 2001, respectively. Stock options would have been equivalent to 3.4 million and 4.0 million additional shares had every stock option been exercised as of June 30, 2002 and 2001, respectively. The computation of net loss per share (“EPS”) does not include the impact of convertible subordinated notes or the effects of stock options for the periods presented as inclusion would be antidilutive.

Weighted Average Shares Reconciliation

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Weighted average shares (basic)	17,492	17,218	17,450	17,174
Effect of dilutive stock options	—	—	—	—

Weighted average shares (diluted)	17,492	17,218	17,450	17,174

Note 15 — Segment Information

     The Company has adopted SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” (“SFAS 131”). SFAS 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance.

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

     Information about the Company’s revenues and long-lived asset information by geographic area is as follows:

Geographic Revenues:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Revenues:
United States	$27,245	$30,958	$55,324	$56,660
Europe	21,700	26,317	43,627	51,563
Asia Pacific — Japan	668	3,035	1,670	6,146
Other foreign	2,550	1,493	4,294	3,593

Total	$52,163	$61,803	$104,915	$117,962

Long-Lived Assets by Geographic Area

	June 30,	December 31,
	2002	2001

Property and equipment, net
United States	$27,443	$29,341
Europe	638	773
Asia Pacific — Japan	89	91

Total property and equipment, net	$28,170	$30,205

Goodwill, net
United States	$29,737	$30,679
Europe	—	—
Asia Pacific — Japan	—	—

Total goodwill, net	$29,737	$30,679

Intangible assets, net
United States	$12,668	$14,188
Europe	—	—
Asia Pacific — Japan	—	—

Total intangible assets, net	$12,668	$14,188

     Two customers accounted for more than 10.0% of total revenues for the three and six months ended June 30, 2002. For the three months ended June 30, 2002, one customer accounted for $10.3 million or 19.8% of revenues, and another customer accounted for $6.1 million or 11.7% of revenues. One customer accounted for $19.5 million or 18.6% of revenues, and another customer accounted for $14.3 million or 13.6% of revenues for the six months ended June 30, 2002. For the three months ended June 30, 2001, one customer accounted for more than 10.0% of total revenues and for the six months ended June 30, 2001, two customers accounted for more than 10.0% of the total revenues. One customer accounted for $7.1 million or 11.5% of revenues for the three months ended June 30, 2001. One customer accounted for $16.7 million or 14.2% of revenues, and another customer accounted for $13.4 million or 11.4% of revenues for the six months ended June 30, 2001.

Note 16 — Acquisitions

S-Link Acquisition

     On April 20, 2001, RadiSys acquired privately-held S-Link Corporation (“S-Link”) in a cash transaction totaling approximately $4.7 million. The acquisition of S-Link was accounted for using the purchase method in accordance with APB Opinion No. 16, “Business Combinations,” (“APB 16”). The results of operations for S-Link have been included in the financial statements since the date of acquisition. The aggregate purchase price of $4.7 million was allocated to fixed assets of $0.2 million, goodwill of $2.8 million, and other intangible assets relating to acquired technology of $1.7 million.

Microware Acquisition

     On August 10, 2001, RadiSys acquired 83% of Microware’s net liabilities. Subsequently, on August 27, 2001, the Company completed the acquisition of the remaining interest in Microware. The acquisition of Microware was accounted for using the purchase method in accordance with the provision of SFAS No. 141, “Business Combinations,” (“SFAS 141”). The results of operations for Microware have been included in the financial statements since the date of acquisition. The aggregate purchase price of $13.9 million was allocated to current assets of $2.4 million, fixed assets of $9.9 million, other assets of $0.6 million, intangibles relating to acquired technology, patents, and license agreements of $11.2 million, goodwill of $5.1 million, for which $0.5 million of adjustments have been recorded during the six months ended June 30, 2002 (see Note 6), current liabilities of ($5.8) million, accrued restructuring of ($1.1) million (see Note 10), and long-term debt of ($8.4) million (see Note 12). In connection with this acquisition, RadiSys paid off Microware’s 8% convertible debenture with Elder Court for $2.2 million, of which $0.5 million represented a payment on early settlement of the debenture.

Unaudited Pro Forma Disclosure of 2001 Acquisitions

     The following unaudited pro forma information presents the results of operations of the Company as if the S-Link and Microware acquisitions described above had occurred as of the beginning of the period presented, after resulting adjustments for amortization of goodwill for S-Link and intangibles and the estimated resulting effects on income taxes. The unaudited pro forma information is not necessarily indicative of the consolidated results of operations for future periods, or what would actually have been realized had S-Link and Microware been acquired at the beginning of the three and six months ended June 30, 2001.

	Three Months Ended	Six Months Ended
	June 30, 2001	June 30, 2001

Revenues	$65,067	$124,913
Net loss	$(6,252)	$(21,165)
Net loss per share (basic)	$(0.36)	$(1.23)
Net loss per share (diluted)	$(0.36)	$(1.23)

Note 17 — Legal Proceedings

     In the normal course of business, the Company is subject to legal proceedings, claims, and litigation. As of June 30, 2002, RadiSys had no pending litigation that would have a material effect on the Company’s financial position, results of operations, or cash flows.

Note 18 — Subsequent Events

     During the third quarter of 2001, the Company’s board of directors authorized the repurchase of up to 0.5 million of the Company’s outstanding shares of common stock. During August 2002, the Company repurchased 0.04 million outstanding shares in the open market for approximately $0.3 million.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Total revenue was $52.2 million for the three months ended June 30, 2002, compared to $61.8 million for the three months ended June 30, 2001 and $104.9 million for the six months ended June 30, 2002, compared to $118.0 million for the six months ended June 30, 2001. Net loss was $3.1 million and $9.5 million for the three months ended June 30, 2002 and 2001, respectively, and $3.7 million and $17.9 million for the six months ended June 30, 2002 and 2001, respectively. Net loss per share was $0.18, basic and diluted for the three months ended June 30, 2002, compared to net loss per share of $0.55, basic and diluted for the three months ended June 30, 2001 and $0.21, basic and diluted for the six months ended June 30, 2002, compared to net loss per share of $1.04, basic and diluted for the six months ended June 30, 2001.

     The following table sets forth certain operating data as a percentage of revenues for the three and six months ended June 30, 2002 and 2001:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.1	83.4	71.6	83.0

Gross margin	28.9	16.6	28.4	17.0
Research and development	16.1	14.8	15.7	15.6
Selling, general, and administrative	17.5	14.1	16.4	15.3
Goodwill amortization	—	2.3	—	2.3
Intangibles amortization	1.5	0.4	1.5	0.5
Restructuring charges	8.2	5.2	4.1	11.1

Loss from operations	(14.4)	(20.2)	(9.3)	(27.8)
Interest (expense) income, net	(1.2)	0.1	(1.4)	0.5
Other expense, net	(0.4)	0.0	(0.4)	(0.6)
Gain on early extinguishments of convertible subordinated notes, net of discount	2.9	—	2.7	—

Loss before income tax benefit	(13.1)	(20.1)	(8.4)	(27.9)
Income tax benefit	(7.2)	(4.8)	(4.8)	(12.7)

Net loss	(5.9)%	(15.3)%	(3.6)%	(15.2)%

Comparison of three and six months ended June 30, 2002 to three and six months ended June 30, 2001

     Revenues. Revenues decreased $9.6 million or 15.6% from $61.8 million for the three months ended June 30, 2001 to $52.2 million for the three months ended June 30, 2002. Revenues decreased $13.1 million or 11.1% from $118.0 million for the six months ended June 30, 2001 to $104.9 million for the six months ended June 30, 2002. The decrease in revenues was attributable primarily to lower customer sales resulting from overall poor economic conditions and the related weakness within the communications infrastructure equipment market. The Company derives approximately 65% of its revenues from the communication infrastructure equipment market. The Company expects revenues for the quarter ending September 30, 2002 to decrease approximately 10% from the quarter ended June 30, 2002, due to anticipated further reductions in communications equipment spending.

     Gross Margin. Gross margin for the three months ended June 30, 2002 was 28.9% compared to 16.6% for the three months ended June 30, 2001. Gross margin for the six months ended June 30, 2002 was 28.4% compared to 17.0% for the six months ended June 30, 2001. The increase in gross margin as a percentage of revenues for the three and six months ended June 30, 2002 was primarily due to the fact that for the three and six months ended June 30, 2001, cost of sales included an inventory write-down of $6.8 million and $10.7 million, respectively. In addition, the Company has made significant improvements in its manufacturing cost structure since the six months ended June 30, 2001, by streamlining its manufacturing processes. RadiSys’ long-term strategic gross margin target continues to be approximately 32-35%. RadiSys is continuing to experience underutilization of its manufacturing capacity which is causing the deviation between the current gross margin and RadiSys’ strategic target.

     Research and Development. Research and development expenses decreased by $0.8 million or 8.3% from $9.2 million for the three months ended June 30, 2001 to $8.4 million for the three months ended June 30, 2002. Research and development expenses decreased by $1.9 million or 10.6% from $18.5 million for the six months ended June 30, 2001 to $16.5 million for the six months ended June 30, 2002. The decrease in expense for the three and six months ended June 30, 2002 resulted from lower spending because of the closure of the Boston, Massachusetts Digital Signaling Processors (“DSP”) design center during the second quarter of 2001, and the decrease in engineering headcount from 249 at June 30, 2001 to 236 at June 30, 2002. Over the longer term, the Company’s target for research and development funding continues to be approximately 10-12% of revenues.

     Selling, General, and Administrative. Selling, general, and administrative (“SG&A”) expenses increased by $0.4 million or 4.6% from $8.7 million for the three months ended June 30, 2001 to $9.1 million for the three months ended June 30, 2002. The increase for the second quarter of 2002 was attributable to $1.2 million of severance-related expenses paid to the Company’s former Chairman and Chief Executive Officer, who stepped down during the three months ended June 30, 2002. This was offset by other spending reductions associated with the restructuring activities implemented last year. SG&A expenses decreased by $0.9 million or 5.1% from $18.1 million for the six months ended June 30, 2001 to $17.2 million for the six months ended June 30, 2002. The decrease for the six months ended June 30, 2002 was primarily due to lower overall spending through significant cost control measures and domestic and international sales office consolidations implemented during 2001. In addition, the Company experienced a reduction in sales commission expense of $0.3 million resulting from lower sales during the six months ended June 30, 2002 compared to the six months ended June 30, 2001 and a reduction in the number of sales account executives as a part of restructuring activities during 2001. These decreases were offset by the additional headcount and sales related expenses resulting from the acquisition of Microware Systems Corporation (“Microware”) during the quarter ended September 30, 2001. Over the longer term, RadiSys’ target for selling, general, and administrative expenses continues to be approximately 9-10% of revenues.

     Goodwill Amortization. There was no goodwill amortization expense for the three or six months ended June 30, 2002 compared to $1.4 million and $2.7 million for the three and six months ended June 30, 2001, respectively. The Company ceased the amortization of goodwill effective January 1, 2002 in order to comply with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”). SFAS 142 further requires goodwill to be tested for impairment annually and under certain circumstances written down when impaired, rather than being amortized as previous standards required. To comply with this provision of SFAS 142, the Company completed a comprehensive goodwill impairment analysis during the six months ended June 30, 2002. Based upon the analysis, the Company has concluded that as of January 1, 2002 there was no goodwill impairment. Presently, however, the Company’s stock price is trading below its consolidated book value. A continued decline in the Company’s stock price in the market may result in a goodwill impairment in accordance with SFAS 142.

     Intangible Assets Amortization. Intangibles amortization expense increased by $0.5 million or 178.2% from $0.3 million for the three months ended June 30, 2001 to $0.8 million for the three months ended June 30, 2002. For the six months ended June 30, 2002 intangibles amortization increased $1.0 million or 181.1% from $0.5 million for the six months ended June 30, 2001 to $1.5 million for the six months ended June 30, 2002. The increase in intangibles amortization is a result of the increase in purchased intangibles of $11.2 million from the Microware acquisition in August 2001. Amortization periods for intangibles range from four to 15 years. The Company expects intangibles amortization to be approximately $0.8 million per quarter for the remainder of the year.

     Restructuring Charges. During the year ended December 31, 2001, the Company recorded three restructuring charges. The Company recorded an additional restructuring charge during the quarter ended June 30, 2002, to improve its efficiency and cost effectiveness. The details concerning all the restructuring charges taken during 2001 and 2002 are described below:

First Quarter 2001 Restructuring Charge

     In March 2001, RadiSys recorded restructuring charges of $9.8 million, primarily as a result of the Company’s decision to close the Houston, Texas manufacturing plant and to consolidate all internal manufacturing operations into the Hillsboro, Oregon plant. Additionally, certain sales offices were consolidated and end-of-life programs were accelerated on non-strategic products. These decisions were made in light of overall market conditions and the economic downturn experienced in the latter part of the fourth quarter of 2000 and, more significantly, during the first quarter of 2001. In 2000, migration of board assembly work to the Oregon plant was initiated, and in January 2001, the Company announced its plan to complete board assembly consolidation. As the quarter progressed, the Company recognized the need for even greater operating efficiency and decided to completely eliminate manufacturing operations in Houston, Texas by September 30, 2001. RadiSys continued to operate a service center in Houston, Texas, until the fourth quarter of 2001, when a decision was made to consolidate the service center into the Hillsboro, Oregon facility. During the second quarter of 2002 the Company made a decision to completely close the Houston, Texas facility and consolidate the design center into the Hillsboro, Oregon facility. RadiSys will continue to operate the design center in Houston, Texas until the end of September 2002.

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

     The following table summarizes the restructuring charges, write-offs, and expenditures relating to this initiative, which commenced during the quarter ended March 31, 2001:

(In thousands)

	Employee	Leasehold
	termination and	improvements and	Property and	Capitalized	Other
	related costs	facilities	equipment	software	charges	Total

Restructuring costs	$2,777	$3,434	$2,460	$1,067	$105	$9,843
Expenditures	(2,545)	(378)	—	—	(46)	(2,969)
Write-offs/adjustments	—	(113)	(2,460)	(1,067)	—	(3,640)

Balance accrued as of December 31, 2001	232	2,943	—	—	59	3,234
Expenditures	(36)	(213)	—	—	(10)	(259)
Write-offs/adjustments	(196)	(230)	—	—	—	(426)

Balance accrued as of March 31, 2002	—	2,500	—	—	49	2,549
Expenditures	—	(206)	—	—	—	(206)
Write-offs/adjustments	—	(25)	—	—	(49)	(74)

Balance accrued as of June 30, 2002	$—	$2,269	$—	$—	$—	$2,269

     Employee termination costs consist of severance and insurance benefits, and related costs associated with the elimination of approximately 150 manufacturing positions in Houston, Texas along with approximately 50 other positions in sales and other supporting functions as announced on March 30, 2001. All affected employees were terminated prior to September 30, 2001; however, the costs associated with these terminations were paid through the quarter ended March 31, 2002. As of June 30, 2002, RadiSys had paid $2.6 million of severance and related termination costs and recorded adjustments of $0.2 million for the over-accrual of severance costs related to this restructuring charge.

     Included in the leasehold improvements and facilities charge is $2.5 million related to the decision to vacate leased space at the Houston, Texas plant and sales offices in France and Germany, and leasehold improvements approximating $1.0 million related to the Houston, Texas site. Lease costs and amortization of leasehold improvements for these facilities will be charged against the restructuring accrual on a monthly basis upon vacation of the premises, until the lease contracts expire, or the facilities are sub-leased. If the facilities are not sub-leased, the outstanding facilities accrual may need to be increased. During the last three quarters of the year ended December 31, 2001 and the first two quarters ended June 30, 2002, the Company charged expenditures of $0.8 million of lease costs and adjustments of $0.4 million related to amortization of leasehold improvements against the restructuring accrual.

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

     During the quarter ended March 31, 2001, the Company discontinued all non-strategic in-process capitalized software efforts. As a result of these decisions, RadiSys wrote off $1.1 million relating to these capitalized software projects as no future revenue would be realized from these projects. This write-off is included in Restructuring charges in the Consolidated Statement of Operations for the six months ended June 30, 2001.

     Second Quarter 2001 Restructuring Charge

     In June 2001, the Company recorded a restructuring provision of $3.2 million, primarily relating to the closure of the Boston, Massachusetts Digital Signaling Processors (“DSP”) design center and severance of approximately 58 employees. The decision to close the design center and eliminate these positions was a result of a comprehensive review of the Company’s infrastructure to lower its break-even point in subsequent quarters.

     Costs included in the charges were: (i) employee termination and other related costs, (ii) facility and leasehold improvement charges related to vacating the design center, (iii) write-downs of property and equipment impaired as a result of the restructuring, (iv) capitalized software write-downs associated with end-of-life product strategies as a result of the restructuring, and (v) other charges including legal and accounting fees. All of the affected employees were terminated by September 30, 2001, and all costs associated with these terminations were paid through the quarter ended March 31, 2002. Facility charges continued to be paid and were taken against the accrual in August 2001 once the premises were vacated. Of the $3.2 million in restructuring charges, approximately $1.2 million consisted of cash expenditures.

     The following table summarizes the restructuring charges, write-offs, and expenditures relating to the second quarter 2001 restructuring charge:

(In thousands)

	Employee	Leasehold
	termination and	improvements and	Property and	Capitalized	Other
	related costs	facilities	equipment	software	charges	Total

Restructuring costs	$1,298	$249	$51	$1,521	$100	$3,219
Expenditures	(1,040)	(117)	—	—	(56)	(1,213)
Write-offs/adjustments	—	(106)	(51)	(1,521)	—	(1,678)

Balance accrued as of December 31, 2001	258	26	—	—	44	328
Write-offs/adjustments	(258)	(26)	—	—	1	(283)

Balance accrued as of March 31, 2002	—	—	—	—	45	45
Write-offs/adjustments	—	—	—	—	(45)	(45)

Balance accrued as of June 30, 2002	$—	$—	$—	$—	$—	$—

     Employee termination costs consist of severance, insurance benefits, and related costs associated with the elimination of 18 positions at the Boston, Massachusetts DSP design center and approximately 40 other positions at various locations, as announced on June 27, 2001. As of March 31, 2002, all employee termination and related costs had been paid. The Company recorded an adjustment of $0.3 million of over-accrued severance costs related to this restructuring accrual during the three months ended March 31, 2002.

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

     During the quarter ended June 30, 2001, the Company discontinued all capitalized software efforts at the design center. As a result, the Company wrote off $1.5 million relating to these capitalized software projects as no future revenue would be realized from these projects.

Fourth Quarter 2001 Restructuring Charge

     In December 2001, the Company recorded a restructuring provision of $3.9 million, primarily relating to continued efforts to consolidate functions and to eliminate redundant geographical facilities. Part of this restructuring plan will include consolidating all service operations to the Hillsboro, Oregon facility. The decision was made in light of overall market conditions and the continuing impact of the 2001 economic downturn.

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

     The following table summarizes the restructuring charges, write-offs, and expenditures relating to the fourth quarter 2001 restructuring charge:

(In thousands)

	Employee
	termination and		Property and	Other
	related costs	Facilities	equipment	charges	Total

Restructuring costs	$914	$2,417	$463	$132	$3,926
Expenditures	(452)	—	—	—	(452)
Write-offs/adjustments	—	—	(463)	—	(463)

Balance accrued as of December 31, 2001	462	2,417	—	132	3,011
Expenditures	(157)	(130)	—	(3)	(290)
Write-offs/adjustments	—	—	—	—	—

Balance accrued as of March 31, 2002	305	2,287	—	129	2,721
Expenditures	(110)	(293)	—	—	(403)
Write-offs/adjustments	—	(15)	—	—	(15)

Balance accrued as of June 30, 2002	$195	$1,979	$—	$129	$2,303

     Employee termination costs consist of severance, insurance benefits, and related costs associated with the elimination of 60 domestic positions and six international positions. All affected employees were notified prior to December 31, 2001; however, the costs associated with these terminations will continue to be paid through the quarter ending December 31, 2002. As of June 30, 2002, RadiSys had paid $0.7 million of severance costs related to this restructuring charge.

     Included in the facilities charge is $2.4 million related to the decision to vacate leased spaces at six of the Company’s domestic locations and seven international locations. Lease costs for these facilities will be charged against the restructuring accrual on a monthly basis upon vacation of the premises, until the lease contracts expire, or the facilities are sub-leased. If the facilities are not sub-leased the outstanding facilities accrual may need to be increased. During the six months ended June 30, 2002, the Company charged $0.4 million of lease costs against the restructuring accrual.

     The property and equipment charge of $0.5 million is comprised of the remaining net book value of customized SAP software modules at the Houston facility. The Company’s decision to vacate the remainder of the Houston facility during the fourth quarter prompted the decision to write off the remaining net book value of the SAP software costs.

     Second Quarter 2002 Restructuring Charge

     In June 2002, the Company recorded a restructuring provision of $4.4 million as a result of its continued efforts to improve cost structure and consolidate redundant functions and facilities. The restructuring charge includes a net workforce reduction of approximately 80 employees, the closure of the Houston, Texas Design Center, and the consolidation of some domestic and international sales and service offices. These actions are expected to result in quarterly savings of about $2.5 million once fully implemented in the fourth quarter of this year.

     Costs included in the charges were: (i) employee termination and other related costs, (ii) facility charges related to vacating various locations both domestically and internationally, (iii) write-downs of property and equipment impaired as a result of the restructuring, and (iv) other charges including legal and accounting fees. Of the $4.4 million in restructuring charges, approximately $3.8 million will consist of cash expenditures.

     The following table summarizes the restructuring charges, write-offs, and expenditures relating to the second quarter 2002 restructuring charge:

(In thousands)

	Employee
	termination and		Property and	Other
	related costs	Facilities	equipment	charges	Total

Restructuring costs	$2,606	$750	$530	$465	$4,351
Expenditures	(107)	—	—	—	(107)
Write-offs/adjustments	—	—	—	—

Balance accrued as of June 30, 2002	$2,499	$750	$530	$465	$4,244

     Employee termination costs consist of severance, insurance benefits, and related costs associated with the elimination of 80 positions. All affected employees were notified prior to June 30, 2002; however, the costs associated with these terminations will continue to be paid through the quarter ending June 30, 2003. As of June 30, 2002, RadiSys had paid $0.1 million of severance costs related to this restructuring charge.

     Included in the facilities charge is $0.8 million related to the decision to vacate leased spaces at two of the Company’s domestic locations and four international locations. Lease costs for these facilities will be charged against the restructuring accrual on a monthly basis upon vacation of the premises until the lease contracts expire or the facilities are sub-leased. If the facilities are not sub-leased, the outstanding facilities accrual may need to be increased.

     The property and equipment charge of $0.5 million is comprised of the net book value of the remaining computer hardware, manufacturing test equipment, and furniture and fixtures at the Houston facility and the net book value of furniture and fixtures, computer hardware, and computer software at the United Kingdom and Netherlands facilities. The Company’s decision to completely vacate the Houston, Texas and Netherlands facilities and one of the United Kingdom facilities during the second quarter prompted the decision to write off the net book value of part or all of the remaining assets.

     Interest Income (Expense), net. Net interest income decreased $0.7 million from net interest income of $0.07 million for the three months ended June 30, 2001 to net interest expense of $0.6 million for the three months ended June 30, 2002. Net interest income decreased $2.0 million from net interest income of $0.6 million for the six months ended June 30, 2001 to net interest expense of $1.4 million for the six months ended June 30, 2002. The primary reason for the decrease in net interest income was due to the average interest rate yields on short-term and long-term investments falling from an average of 6.0% for the six months ended June 30, 2001 to 3.1% for the six months ended June 30, 2002. Furthermore, the Company’s total investment balance, including marketable securities, decreased from a par value of $106.0 million at June 30, 2001 to a par value of $79.5 million at June 30, 2002. This decrease was a result of the cash used in the acquisition of Microware during the quarter ended September 30, 2001 as well as $16.5 million of cash used in the repurchase of the convertible subordinated notes during the six months ended June 30, 2002. The Company incurred additional interest expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2002, respectively related to the mortgage of the building acquired through the purchase of Microware completed in August 2001.

     Other Expense, net. Net other expense increased by $0.2 million from $0.02 million for the three months ended June 30, 2001 to $0.2 million for the three months ended June 30, 2002. This increase was primarily attributable to the impact of foreign exchange rate fluctuations which resulted in a net expense of $0.3 million for the quarter ended June 30, 2002. During the quarter ended June 30, 2001, the Company recorded a net gain of $0.02 million resulting from the foreign exchange rate fluctuations.

     Net other expense decreased by $0.3 million or 43.4% from $0.7 million for the six months ended June 30, 2001 to $0.4 million for the six months ended June 30, 2002. This decrease was primarily attributable to the write-down of the investment in GA eXpress (“GA”) stock to market value, of $0.4 million recorded during the quarter ended March 31, 2001. This decrease was partially offset by the impact of foreign exchange rate fluctuations for the six month ended June 30, 2002 resulting in net expense of approximately $0.6 million compared to $0.3 million for the six months ended June 30, 2001.

     Gain on early extinguishment of convertible subordinated notes, net of discount. The Company recorded a gain of $1.5 million during the quarter ended June 30, 2002 as a result of the early extinguishments of approximately $12.0 million of convertible subordinated notes with related discount of $0.4 million. The Company repurchased the notes in the open market for $10.1 million.

     During the six months ended June 30, 2002, the Company repurchased approximately $19.9 million principal amount of the 5.5% convertible subordinated notes, with associated net discount of $0.5 million for $16.5 million in negotiated transactions with third parties. The early extinguishments of the notes resulted in a gain approximately $2.9 million.

     The Company elected early adoption of SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” (“SFAS 145”) and, accordingly, reclassified the extraordinary gain of $0.8 million and its income tax effect of $0.5 million recorded in the quarter ended March 31, 2002 to a gain from early extinguishments of convertible subordinated notes of $1.4 million during the six months ended June 30, 2002. See “New Pronouncements” below.

     Income Tax Benefit. The Company recorded an income tax benefit of $3.7 million for three months ended June 30, 2002 compared to $2.9 million for three months ended June 30, 2001. The Company’s effective tax rate was (54.9%) for the quarter ended June 30, 2002, compared to (23.7%) for the quarter ended June 30, 2001. The Company’s tax benefit for the six months ended June 30, 2002 was $5.0 million compared to $15.0 million for the six months ended June 30, 2001. The Company’s effective tax rate was (57.3%) for the six months ended June 30, 2002, compared to (45.5%) for the six months ended June 30, 2001. The Company’s current effective tax rate differs from the statutory rate primarily due to expected research and development tax credit and foreign export sales benefits to be realized in 2002.

     As of June 30, 2002, the Company’s net deferred tax asset was $29.4 million, net of a valuation allowance of $17.5 million. The net deferred tax asset consists of net operating loss carryforwards of approximately $9.5 million, R&D tax credits of $4.9 million, inventory write-downs of $7.8 million, restructuring related costs of $5.0 million, and other various temporary differences of $2.2 million. If not used to reduce income taxes payable in future periods, net operating loss carryforwards will expire between 2002 and 2021, and R&D tax credits will expire between 2009 and 2021.

     SFAS No. 109, “Accounting for Income Taxes,” (“SFAS 109”) requires that the tax benefits described above be recorded as an asset to the extent that management assesses the utilization of such assets to be “more likely than not”; otherwise, a valuation allowance is required. Based on this guidance, the Company recorded a substantial valuation allowance amounting to $17.5 million and $19.0 million at June 30, 2002 and December 31, 2001, respectively, against such deferred tax assets. The Company believes that the net deferred tax asset of $29.4 million reflected on the consolidated balance sheet as of June 30, 2002 is realizable based on future forecasts of taxable income.

LIQUIDITY AND CAPITAL RESOURCES

     The following table summarizes selected financial information for each of the quarters ended on the dates indicated:

(In thousands)

	June 30,	December 31,		June 30,
	2002	2001		2001

Working capital	$133,027	$141,940		$188,685
Cash and cash equivalents	$29,650	$29,036		$28,321
Short-term investments	$68,768	$71,117		$96,519
Accounts receivable, net	$33,710	$41,694		$44,898
Inventory, net	$26,108	$32,651		$50,480
Long-term investments	$12,091	$13,197		$—
Accounts payable	$19,537	$24,512		$21,424
Convertible subordinated notes, net	$78,312	$97,521		$97,338
Days sales outstanding (A)	59	68		66
Days to pay (B)	48	41	*	38	#
Inventory turns (C)	5.7	6.7	*	4.1	#

(A)	Based on (ending net trade receivables divided by quarterly revenue each period) times (365 divided by 4).

(B)	Based on (ending accounts payable divided by quarterly cost of sales) times (365 divided by 4).

(C)	Based on (quarterly cost of sales divided by ending inventory) times 4.

*	Cost of sales includes fourth quarter 2001 inventory adjustments totaling $14.0 million.

#	Cost of sales includes first and second quarter 2001 inventory adjustments totaling $3.9 and $6.8 million, respectively.

     Cash and cash equivalents increased by $0.6 million during the six months ended June 30, 2002 from $29.0 million at December 31, 2001 to $29.6 million. Activities impacting cash and cash equivalents are as follows:

(In thousands)

	Six months ended June 30,

	2002	2001

Cash provided by (used in) operating activities	$12,629	$(3,399)
Cash provided by (used in) investing activities	710	(12,004)
Cash (used in) provided by financing activities	(14,321)	3,053
Effect of exchange rate changes on cash	1,596	50

Net increase (decrease) in cash and cash equivalents	$614	$(12,300)

     Improvements in cash provided by operating activities during the six months ended June 30, 2002 resulted primarily from a lower net loss, and decreases in accounts receivable, inventory, and net deferred tax assets. The net decrease in accounts receivable of $7.7 million from December 31, 2001 to June 30, 2002 resulted from an improvement in average days sales outstanding from 68 days for the quarter ended December 31, 2001 to 59 days for the quarter ended June 30, 2002 as well as lower sales volume during the six months ended June 30, 2002 compared to the last six months of 2001. The decline in inventory from December 31, 2001 to June 30, 2002 was primarily attributable to the Company’s continuing efforts to manage inventory levels in order to meet future customer demands while attempting to mitigate inventory obsolescence. Inventory turns improved from 4.9, excluding inventory adjustments of $14.0 million, for the quarter ended December 31, 2001 to 5.7 for the quarter ended June 30, 2002. The decrease in net deferred tax assets for the six months ended June 30, 2002 was primarily due to a $6.7 million tax refund the Company received from the IRS pursuant to the provisions of the Economic Stimulus Bill passed by Congress, which extends, by three years, the periods to which the unused net operating losses incurred in 2001 and 2002 can be carried back. Cash used in operating activities during the six months ended June 30, 2001 resulted principally from increase in inventories of $8.2 million, a decrease in income tax payable of $8.0 million, and a decrease in accounts payable of $11.2 million, partially offset by a decrease in accounts receivable of $23.0 million.

     Net cash provided by investing activities was $0.7 million for the six months ended June 30, 2002 compared to net cash used in investing activities of $12.0 million for the six months ended June 30, 2001. Significant investing activities affecting cash and cash equivalents for the six months ended June 30, 2002 included $47.4 million in investment purchases and capital expenditures of $1.6 million, offset by proceeds received from maturities of investments of $50.0 million. Capital expenditures of $1.6 million primarily consisted of network upgrades, manufacturing test equipment, and purchases of computers. Significant investing activities affecting cash and cash equivalents for the six months ended June 30, 2001 consisted of $126.7 million in investment purchases, business acquisitions of $5.2 million, and capital expenditures of $2.9 million offset by $124.9 million of proceeds from investment maturities. Business acquisitions consisted of the purchase of S-Link Corporation (“S-Link”) for cash of $4.5 million and the increased purchase price recorded for the OCP acquisition of $0.7 million based upon a formula tied to certain OCP revenues pursuant to the acquisition agreement. Capital expenditures primarily consisted of SAP implementation costs and network upgrades.

     Net cash used in financing activities was $14.3 million for the six months ended June 30, 2002 compared to net cash provided by financing activities of $3.1 million for the six months ended June 30, 2001. Financing activities for the six months ended June 30, 2002 consisted of $2.2 million of proceeds from issuance of common stock in connection with exercise of options under the 1995 Stock Incentive Plan and the purchase of shares under the Employee Stock Purchase Plan. This increase was offset by the repurchase of approximately $19.9 million of convertible notes for $16.5 million. Significant financing activities for the six months ended June 30, 2001 included $3.0 million in proceeds from issuance of common stock in connection with exercise of options under the 1995 Stock Incentive Plan and the purchase of shares under the Employee Stock Purchase Plan.

Line of Credit

     During the quarter ended March 31, 2002, the Company renewed its line of credit facility for $10.0 million at an interest rate based upon the lower of LIBOR plus 1.0% or the bank’s prime rate. The line of credit expires on March 31, 2003. The new line of credit is collateralized by the Company’s non-equity investments. The market value of these investments must exceed 125.0% of the borrowed facility amount, and the investments must meet specified investment grade ratings. As of June 30, 2002 and December 31, 2001, there was no outstanding balance on the line of credit.

Convertible Subordinated Notes

     During the three months ended June 30, 2002, RadiSys’ board of directors authorized the repurchase of up to $10.0 million of convertible subordinated notes. This board authorization was in addition to the $20.0 million of convertible subordinated notes authorized to be repurchased during the three months ended March 31, 2002. RadiSys may purchase the notes in the open market or through privately negotiated transactions. During the six months ended June 30, 2002, the Company repurchased approximately $19.9 million principal amount of the 5.5% convertible subordinated notes, with associated net discount of $0.5 million, for $16.5 million in negotiated transactions with third parties. The early extinguishments of the notes resulted in a gain approximately $2.9 million.

     The Company elected early adoption of SFAS 145, and, accordingly, reclassified the extraordinary gain of $0.8 million and its income tax effect of $0.5 million recorded in the quarter ended March 31, 2002 to an ordinary gain of $1.4 million. See “New Pronouncements” below.

Outlook

     The Company believes that its current cash and cash equivalents, short-term investments, and cash generated from operations will satisfy its expected working capital needs, capital expenditures, investment requirements, stock repurchases, and other liquidity requirements associated with its existing operations for at least the next 12 months. Based on current budgets and forecasts, capital expenditures are expected to be minimal in the near-term, ranging from $0.5 million to $1.0 million per quarter. Because capital requirements cannot be predicted with certainty, it is possible that the Company could be compelled to obtain additional financing in the future, and that financing may not be available.

Subsequent Events

     During the third quarter of 2001, the Company’s board of directors authorized the repurchase of up to 0.5 million of the Company’s outstanding shares of common stock. During August 2002, the Company repurchased 0.04 million outstanding shares in the open market for approximately $0.3 million.

FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q and statements the Company’s management may make from time to time contain forward-looking statements. The Company’s statements concerning the Company’s expectations and goals for revenues, gross margin, research and development expenses, selling, general, and administrative expenses, the impact of the Company’s restructuring events on future revenues, the anticipated cost savings effects of the Company’s restructuring activities, and the Company’s projected liquidity are some of the forward-looking statements contained in this Quarterly Report on Form 10-Q. All statements, other than statements of historical fact, that relate to future events or to the Company’s future performance are forward-looking statements. In some cases, forward-looking statements can be identified by terms such as “may,” “will,” “should,” “expect,” “plans,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “the Company’s future success depends,” “seek to continue,” “its intent,” “intends,” the negative of these terms, or other comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s or it’s industries’ actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among other things:

•	dependence on the relationship with Intel Corporation and its products;

•	lower than expected or delayed sales by the Company’s customers;

•	changes in customer order patterns or inventory levels;

•	excess or obsolete inventory and variations in inventory valuation;

•	lower than expected or delayed or cancelled design wins with key Original Equipment Manufacturer (“OEM”)s;

•	failure of leading OEMs to incorporate the Company’s solutions in successful products;

•	schedule delays or cancellations in design wins with non-OEM customers;

•	excess manufacturing capacity;

•	execution of the development or production ramp for design wins;

•	inability to successfully integrate acquired businesses and assets, including S-Link Corporation and Microware Systems Corporation, including the consolidation of redundant offices and service operations;

•	deliveries of products containing errors, defects, or bugs;

•	dependence on a limited number of suppliers or, in some cases, one supplier for components and equipment used to manufacture products;

•	competition in the building block markets for communications equipment, which may lead to lower than expected sales prices for the Company’s products or reduced sales volume;

•	political, economic and regulatory risks associated with international operations, including interest rate and currency exchange rate fluctuations;

•	political unrest or instability;

•	disruptions in the general economy and in the Company’s business, including disruptions of cash flow and the Company’s normal operations, that may result from terrorist attacks or armed conflict;

•	ability to attract and retain qualified personnel, including at the most senior management levels;

•	technological difficulties and resource constraints encountered in developing new products;

•	the impact of rapid technological and market changes;

•	the inability to protect the Company’s intellectual property or successfully to defend against infringement claims by others;

•	business conditions in the general economy and in the markets the Company serves, particularly the communications markets;

•	difficulty or inability to meet the Company’s obligations to repay indebtedness; and

•	other risk factors listed from time to time in the Company’s Securities and Exchange Commission (“SEC”) reports, including but not limited to those listed under the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and subsequently and previously filed reports.

     Although forward-looking statements help provide complete information about RadiSys, investors should keep in mind that forward-looking statements are only predictions and are inherently less reliable than historical information. Actual events or results may differ materially. In evaluating these statements, you should specifically consider the risks outlined above and those listed under “Risk Factors” below and subsequently and previously filed reports. These risk factors may cause the Company’s actual results to differ materially from any forward-looking statement.

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

     The Company’s period-to-period revenue and operating results have varied in the past and the Company expects they will continue to vary in the future, and any such fluctuations may cause RadiSys’ stock price to fluctuate. Accordingly, you should not rely on the results of any past quarterly or annual periods as an indication of RadiSys’ future performance. In future periods, the Company’s operating results may fall below the expectations of public market analysts and investors, which could cause the price of RadiSys’ common stock to decline, perhaps significantly.

     A number of factors may contribute to fluctuations in revenues and operating results. The Company may have difficulty predicting the volume and timing of orders for products, and delays in closing orders can cause the Company’s operating results to fall substantially short of anticipated levels for any period. Delays by RadiSys’ OEM customers in producing products that incorporate RadiSys’ products also could cause its operating results to fall short of anticipated levels. Other factors that may particularly contribute to fluctuations in the Company’s revenue and operating results include:

•	success in achieving design wins in which the Company’s products are designed into those of the Company’s customers;

•	market acceptance of the OEM products that incorporate the Company’s products;

•	rate of adoption of new products;

•	excess or obsolete inventory and variations in inventory valuation;

•	competition from new technologies and other companies; and

•	unpredictability of the life cycles of RadiSys’ customers’ products.

Because of the Company’s dependence on its relationship with Intel and its products, any disruption of its relationship with Intel, or any downturn in Intel’s business, could have an adverse impact on business.

     The Company’s success is significantly dependent on Intel’s continued commitment to the embedded computer market. Most of RadiSys’ products are based on Intel’s architecture. Intel’s decision to de-emphasize or withdraw support of the embedded computer segment of the computer market would have a materially adverse effect on the Company’s business, financial position, and results of operations.

     In addition, the Company has designed and manufactured embedded computer solutions for Intel, received research and development funding from Intel for the development of various embedded computer systems, engaged in joint planning and marketing programs with Intel and relied in part on Intel’s distributors to market RadiSys’ products. Any adverse development in the Company’s relationships with Intel could have a materially adverse effect on its business, financial position, and results of operations.

     Finally, RadiSys’ reliance on Intel’s architecture renders the Company vulnerable to changes in microprocessor technology. For example, if the architectures used in the microprocessors of Intel’s competitors, such as Advanced Micro Devices and Motorola, Inc., become standard in the embedded computer industry, demand for the Company’s embedded computer solutions may decline. Failure on the Company’s part to use the most current technology in its products could have a materially adverse effect on its business, financial position, and results of operations.

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

     The Company’s industry is characterized by the need for continued investment in research and development. If the Company failed to invest sufficiently in research and development, the Company’s products could become less attractive to potential customers, and its business and financial condition could be materially adversely affected. As a result of the Company’s need to maintain or increase its spending levels in this area and the difficulty in reducing costs associated with research and development, the Company’s operating results could be materially adversely affected if its net sales fall below expectations. In addition, as a result of RadiSys’ emphasis on research and development and technological innovation, its operating costs may temporarily increase further in the future.

If the Company does not achieve design wins with key OEMs, the Company may be unable to secure design wins from, and therefore make sales of its products to, these customers in the future.

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

     The Company relies on OEMs, such as Nokia and Nortel, to include its building blocks in their products. RadiSys further relies on the OEM’s products to be successful. If these products are not successful, the Company will not sell building blocks in large quantities to these OEMs. Accordingly, the Company must correctly anticipate the price, performance, and functionality requirements of the OEMs. The Company also must successfully develop products that meet these requirements and make these products available on a timely basis and in sufficient quantities. Moreover, if there is consolidation in any of the Company’s target markets, especially communications, or if a small number of OEMs otherwise dominate any of these markets, then the Company’s success will depend on its ability to establish and maintain relationships with these market leaders. If RadiSys does not anticipate trends in any of its markets or fails to meet the requirements of OEMs, or if the Company does not successfully establish and maintain relationships with leading OEMs, then its business, financial position, and results of operations could be materially adversely affected.

If RadiSys delivers products with defects, the Company’s credibility could be harmed, and market acceptance and sales of its products could decrease.

     RadiSys’ products are complex and have contained errors, defects, and bugs when introduced. If the Company delivers products with errors, defects, or bugs, its credibility and market acceptance and sales of its products could be harmed. Further, if the Company’s products contain errors, defects, and bugs, then it may be required to expend significant capital and resources to alleviate such problems. Defects could also lead to product liability as a result of product liability lawsuits against the Company or against RadiSys’ customers. The Company has agreed to indemnify its customers in some circumstances against liability from defects in its products. Product liability litigation arising from errors, defects, or problems, even if it resulted in an outcome favorable to RadiSys, could be time consuming and costly to defend. Existing or future laws or unfavorable judicial decisions could negate any limitation of liability provisions that are included in the Company’s license agreements. A successful product liability claim could materially adversely affect RadiSys’ business, financial position, and results of operations.

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

     RadiSys depends on third parties for a continuous supply of the components the Company uses in manufacturing its products. Some of these components are obtained from a single supplier, or a limited number of suppliers. RadiSys would encounter difficulty in locating alternative sources of supply for some of these components. Moreover, suppliers may discontinue or upgrade products, some of which are incorporated into the Company’s products. Any limitation, discontinuance, or upgrade could require the Company to redesign a product to incorporate newer or alternative technology. If the Company were to change any of its sole or limited source vendors, it would be required to requalify each new vendor. Requalification could prevent or delay product shipments that could negatively affect the Company’s results of operations. RadiSys has no long-term contracts with any suppliers. The electronics industry has experienced product shortages, some of which have been both prolonged and severe. Because of capacity constraints in the electronic component industry, RadiSys has, at times, experienced supply shortages of its components. These shortages have adversely affected component prices and have resulted in the delay of shipments of products incorporating these components. Failure to obtain adequate supplies of components or increases in the cost of components could have a materially adverse effect on the Company’s business, financial position, and results of operations.

Acquisitions may be costly and difficult to integrate, divert management resources or dilute shareholder value.

     RadiSys has considered and completed strategic acquisitions in the past, including the acquisitions in 2001 of S-Link Corporation and Microware Systems Corporation. In addition, in the future the Company may acquire or make investments in complementary companies, products, or technologies. RadiSys may not be able to integrate any acquired companies, products, or technologies successfully. In connection with any acquisitions or investments, the Company could:

•	issue stock that would dilute RadiSys’ existing shareholders’ percentage ownership;

•	incur debt and assume liabilities;

•	obtain financing on unfavorable terms;

•	incur amortization expenses related to acquired intangible assets or incur large and immediate write-offs;

•	incur large and immediate write-offs related to office closures of the acquired companies, including costs relating to termination of employees and facility and leasehold improvement charges relating to vacating the acquired companies’ premises; and

•	reduce the cash that would otherwise be available to fund the Company’s operations or to be used for other purposes.

RadiSys’ recent acquisitions and future potential acquisitions may pose additional risks to RadiSys’ operations, including:

•	problems and increased costs in connection with integration of the personnel, operations, technologies, or products of the acquired companies;

•	unanticipated costs;

•	diversion of management’s attention from its core business;

•	adverse effects on business relationships with the Company’s suppliers and customers and those of the acquired companies;

•	acquired assets becoming impaired as a result of technical advancements or worse-than-expected performance by the acquired companies;

•	entering markets in which RadiSys has no or limited prior experience; and

•	potential loss of key employees, particularly those of the acquired organizations.

     Failure to successfully integrate any future acquisitions may harm the Company’s business.

Competition in the market for building blocks, platforms, application subsystems, and private label full system solutions is intense, and could reduce the Company’s sales and prevent the Company from maintaining profitability.

     The market for building blocks, platforms, application subsystems, and full system solutions is intensely competitive, highly fragmented, and rapidly changing. The Company expects competition to persist and intensify, which could result in price reductions, reduced gross margins, and loss of market shares for its products.

     RadiSys competes with a number of companies providing building blocks including Motorola MCG, Force Computers, and Kontron. Some of RadiSys’ competitors and potential competitors have a number of significant advantages over RadiSys, including:

•	longer operating history;

•	more extensive name recognition and marketing power;

•	preferred vendor status with RadiSys’ existing and potential customers; and

•	significantly greater financial, technical, marketing, and other resources, giving them the ability to respond more quickly to new or changing opportunities, technologies, and customer requirements.

     In addition, existing or potential competitors may establish cooperative relationships with each other or with third parties, or adopt aggressive pricing policies to gain additional market share.

     As a result of increased competition, the Company could encounter significant pricing pressures. These pricing pressures could result in significantly lower average selling prices for RadiSys’ products. RadiSys may not be able to offset the effects of any price reductions with an increase in the number of RadiSys’ customers or cost reductions. In addition, many of the industries the Company serves, such as the communications industry, are encountering consolidation, or are likely to encounter consolidation in the near future, which could result in increased price and other competition.

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

     The Company conducts international operations in Europe and Asia. RadiSys’ international operations are subject to risks similar to those affecting RadiSys’ U.S. operations, as well as a number of other risks, including:

•	longer accounts receivable collection cycles;

•	expenses associated with localizing products for foreign markets;

•	difficulties in managing operations across disparate geographic areas;

•	difficulties in hiring qualified local personnel;

•	foreign currency exchange rate fluctuations;

•	difficulties associated with enforcing agreements and collecting receivables through foreign legal systems;

•	unexpected changes in regulatory requirements that impose multiple conflicting tax laws and regulations; and

•	periodic economic downturns and unstable political environments in these foreign markets, including disruptions of cash flows and RadiSys’ normal operations that may result from terrorist attacks or armed conflicts.

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

     The Company sells products to customers in transactions denominated primarily in U.S. dollars. Some of RadiSys’ international sales, however, are denominated in currencies other than U.S. dollars; thus, the Company is exposed to risks associated with exchange rate fluctuations. An increase in the value of the U.S. dollar relative to foreign currencies could adversely affect the Company’s financial position, results of operations, and cash flows.

New technologies could render RadiSys’ products obsolete.

     The market for building blocks, platforms, application subsystems, and full system solutions is characterized by rapid technological change, evolving industry standards, changes in consumer demands, and frequent new product introductions. If the Company is unable to adapt to its rapidly changing market on a cost-effective and timely basis, the Company’s business, financial position, and results of operations will be materially and adversely affected. Advances in embedded computer technology could lead to new competitive technologies and products that have better performance or lower prices than RadiSys’ products, and could render its products obsolete and unmarketable.

If the Company is unable to protect its intellectual property, the Company may lose a valuable competitive advantage or be forced to incur costly litigation to protect its rights.

     The Company’s future success and ability to compete depends, in part, upon its proprietary technology, but its protective measures may prove inadequate to protect its proprietary rights. RadiSys relies principally on trade secrets for protection of its intellectual property. The Company also relies on a combination of copyright, trademark and trade secret laws, and contractual provisions to establish and protect the Company’s proprietary rights. Despite RadiSys’ efforts to protect its intellectual property, a third party could copy or otherwise obtain proprietary information without authorization, or could develop technology competitive to that of the Company. The Company’s competitors may independently develop similar technology, duplicate the Company’s products, or design around the Company’s intellectual property rights. In addition, the laws of some foreign countries do not protect RadiSys’ proprietary rights to as great an extent as do the laws of the United States. The Company expects that the use of its intellectual property will become more difficult to monitor if RadiSys increases its international presence. RadiSys may have to litigate to enforce its intellectual property rights, to protect its trade secrets or know-how, or to determine their scope, validity, or enforceability. Enforcing or defending its intellectual property rights is expensive, could cause the diversion of the Company’s resources, and may not prove successful. If RadiSys is unable to protect its intellectual property, the Company may lose a valuable competitive advantage.

If RadiSys becomes subject to intellectual property infringement claims, these claims could be costly and time consuming to defend, divert management attention, or cause product delays.

     Any intellectual property infringement claims against the Company, with or without merit, could be costly and time consuming to defend, divert management’s attention, or cause product delays. The Company expects that building block manufacturers will be increasingly subject to infringement claims as the number of products and competitors in RadiSys’ industry grows, and as the functionality of products overlaps. In addition, from time to time RadiSys has received correspondence claiming that some of RadiSys’ products may be infringing one or more patents. None of these allegations has resulted in litigation. RadiSys believes that it has credible arguments that these patents are invalid, not infringed, or would not be enforced by a court. If, however, the Company’s products were found to be infringing a third party’s proprietary rights, RadiSys could be required to enter into royalty or licensing agreements to be able to sell its products and be subject to claims for damages. Royalty and licensing agreements, if required, may not be available on terms acceptable to RadiSys or at all. The Company cannot guarantee that any of the foregoing actions, if successful, would not have a materially adverse effect on RadiSys’ financial position and results of operations.

The loss of key management or the Company’s inability to attract and retain sufficient numbers of managerial, engineering, and other technical personnel could have a material adverse effect upon RadiSys’ results of operations.

     RadiSys’ continued success depends, in part, upon key managerial, engineering, and technical personnel as well as its ability to continue to attract and retain additional personnel. In the past, key personnel have left RadiSys to pursue other opportunities, and Dr. Glenford J. Myers recently stepped down as the Company’s President, Chief Executive Officer, and Chairman of the Board. The loss of key personnel, including Dr. Myers, could have a material adverse effect on the Company’s business or results of its operations. RadiSys may not be able to retain its key managerial, engineering, and technical employees. The Company’s growth may be dependent on its ability to attract new highly skilled and qualified technical personnel, in addition to personnel that can implement and monitor its financial and managerial controls and reporting systems. RadiSys does not guarantee that its recruiting efforts to attract and retain these personnel will be successful.

The Company cannot provide assurance that sufficient taxable income can be generated for full utilization of the net deferred tax assets.

     Future levels of taxable income are dependent upon general economic conditions, including but not limited to growth of the Company’s markets, competitive pressures on sales and gross margins, successful implementation of tax planning strategies, and other factors beyond the Company’s control. Accordingly, the Company may be required to record an additional valuation allowance against the deferred tax assets in future periods if its future forecasts of taxable income are not achieved. On the other hand, if the Company generates taxable income in excess of its future forecasts, then, the valuation allowance may be reduced accordingly.

New Pronouncements

     In May 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” (“SFAS 145”). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary as outlined in SFAS No. 4 unless they meet the criteria for extraordinary items as outlined in Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” In addition, SFAS 145 also requires sale-leaseback accounting for certain lease modifications as defined in SFAS 13, that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. SFAS 145 pertaining to SFAS No. 4 is effective for fiscal years beginning after May 15, 2002, and SFAS 145 provisions related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. The Company has elected early adoption of SFAS 145 and, accordingly, reclassified the extraordinary gain of $814 and its income tax effect of $541 recorded in the quarter ended March 31, 2002 to a gain on early extinguishments of convertible subordinated notes of $1.4 million during the six months ended June 30, 2002.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when a liability is incurred. This statement also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” where an exit cost was recognized at the date of an entity’s commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. RadiSys does not expect the implementation of this statement will have a material effect on the Company’s financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     RadiSys is exposed to market risk from changes in interest rates, foreign currency exchange rates, and equity trading prices, which could impact its financial position and results of operations.

     Interest Rate Risk. RadiSys invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers. The Company attempts to protect and preserve its invested funds by limiting default, market, and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due to the short duration of most of the investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair value of the portfolio. Therefore, the Company would not expect the operating results or cash flows to be affected, to any significant degree, by the effect of a sudden change in market interest rates on its securities portfolio.

     Foreign Currency Risk. RadiSys pays the expenses of its international operations in local currencies, namely, the Japanese Yen, British Pound, New Shekel, and Euro. The international operations are subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, future results could be materially and adversely affected by changes in these or other factors. RadiSys is also exposed to foreign exchange rate fluctuations as the balance sheet and income statement of its foreign subsidiaries are translated into U.S. dollars in consolidation. Because exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The Company implemented a hedging policy in the fourth quarter of 2000 to mitigate exposures on certain transactions and balances that are not denominated in U.S. dollars. The Company entered into several 30-day forward contracts to hedge its receivables in Yen, of which no forward contracts were outstanding at June 30, 2002 or December 31, 2001. Foreign exchange rate transaction losses, net of gains for the six months ended June 30, 2002 and 2001 was approximately $0.6 million and $0.3 million, respectively.

     Equity Price Risk. RadiSys is exposed to equity price risk due to investment available-for-sale it holds in GA common stock and Met Life non-voting common stock. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. Neither a 10% increase nor a 10% decrease in equity prices would have a material effect on the Company’s financial position, results of operations, or cash flows because the carrying values of these investments in the financial statements are less than $0.5 million.

PART II

OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting on May 21, 2002, the holders of the Company’s outstanding Common Stock took the actions described below. As of the record date for the Annual Meeting, 17,456,904 shares of Common Stock were issued and outstanding and entitled to vote.

1.	The shareholders elected each of Dr. Glenford J. Myers, James F. Dalton, Richard J. Faubert, C. Scott Gibson, Jean-Pierre D. Patkay, Jean-Claud Peterschmitt, and Carl W. Neun to the Company’s Board of Directors, by the votes indicated below, to serve for the ensuing year.

     Dr. Glenford J. Myers

15,868,662	shares in favor
104,559	shares against or withheld
0	abstentions
0	broker nonvotes

Prior to this meeting but subsequent to the proxy mailing, Dr. Myers stepped down as Chairman of the Board, President and Chief Executive Officer and subsequently resigned from the Board of Directors on June 5, 2002.

     James F. Dalton

14,979,544	shares in favor
993,677	shares against or withheld
0	abstentions
0	broker nonvotes

     Richard J. Faubert

15,285,377	shares in favor
687,844	shares against or withheld
0	abstentions
0	broker nonvotes

     C. Scott Gibson

15,136,618	shares in favor
836,603	shares against or withheld
0	abstentions
0	broker nonvotes

     Jean-Pierre D. Patkay

15,286,537	shares in favor
686,684	shares against or withheld
0	abstentions
0	broker nonvotes

     Jean-Claude Peterschmitt

15,244,591	shares in favor
728,630	shares against or withheld
0	abstentions
0	broker nonvotes

     Carl W. Neun

9,477,611	shares in favor
6,495,610	shares against or withheld
0	abstentions
0	broker nonvotes

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Second Restated Articles of Incorporation and amendments thereto. Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-95892), and by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, SEC File No. 0-26844.

3.2	Restated Bylaws. Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38966).

4.1	See Article IV of Exhibit 3.1 and Article VI of Exhibit 3.2.

4.2	Resale Registration Rights Agreement dated August 9, 2000 among the Company and SG Cowen Securities Corporation, Banc of America Securities LLC, J.P. Morgan & Co. and First Security Van Kasper. Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (No 333-49092).

4.3	Indenture dated August 9, 2000 between the Company and U.S. Trust Company, National Association Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement of Form S-3 (No. 333-49092).

4.4	Form of Note. Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (No. 333-49092).

10.1	Agreement dated June 3, 2002 between the Company and Glenford J. Myers.

10.2	Revolving line of credit agreement between the Company and U.S. Bank National Association dated March 19, 2002, related revolving promissory note dated March 19, 2002, related interest rate rider dated March 19, 2002 and related collateral pledge agreement dated March 19, 2002.

99.1	Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Company filed a Form 8-K dated May 3, 2002 reporting Item 5.

The Company filed a Form 8-K dated May 28, 2002, reporting Item 5.

The Company filed a Form 8-K dated June 10, 2002, reporting Item 5.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADISYS CORPORATION

Date: August 13, 2002	By:	/s/ Julia Harper

Julia Harper Vice President of Finance and Administration and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Restated Articles of Incorporation and amendments thereto. Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-95892), and by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, SEC File No 0-26844.

3.2	Restated Bylaws. Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No 333-38966).

4.1	See Article IV of Exhibit 3.1 and Article VI of Exhibit 3.2.

4.2	Resale Registration Rights Agreement dated August 9, 2000 among the Company and SG Cowen Securities Corporation, Banc of America Securities LLC, J.P. Morgan & Co. and First Security Van Kasper. Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (No. 333-49092).

4.3	Indenture dated August 9, 2000 between the Company and U.S Trust Company, National Association. Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement of Form S-3 (No 333-49092).

4.4	Form of Note. Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (No. 333-49092).

10.1	Agreement dated June 3, 2002 between the Company and Glenford J. Myers.

10.2	Revolving line of credit agreement between the Company and U.S. Bank National Association dated March 19, 2002, related revolving promissory note dated March 19, 2002, related interest rate rider dated March 19, 2002 and related collateral pledge agreement dated March 19, 2002.

99.1	Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.