Form 10-Q
period 2002-09-30
RADISYS CORP
filed 2002-11-13
CIK 873044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2002

or

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

Yes ☒    No ☐

The number of shares of the registrant’s common stock outstanding on November 11, 2002 was 17,653,175 shares.

RADISYS CORPORATION

PART I. FINANCIAL INFORMATION

		Page No.

Item 1.	Consolidated Financial Statements (Unaudited)
	Consolidated Statements of Operations - Three months and nine months ended September 30, 2002 and 2001	3
	Consolidated Balance Sheets - September 30, 2002 and December 31, 2001	4
	Consolidated Statement of Changes in Shareholders’ Equity - December 31, 2001 through September 30, 2002	5
	Consolidated Statements of Cash Flows - Nine months ended September 30, 2002 and 2001
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	48
Item 4.	Controls and Procedures	49
	PART II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	50
Signatures and Certifications		51

RadiSys Corporation
Consolidated Statements of Operations
(In thousands, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues	$47,927	$53,902	$152,842	$171,864
Cost of sales	32,824	40,356	107,946	138,280

Gross margin	15,103	13,546	44,896	33,584
Research and development	7,026	8,395	23,528	26,846
Selling, general, and administrative expense	7,518	8,398	24,692	26,512
Goodwill amortization	—	1,413	—	4,082
Intangible assets amortization	765	612	2,314	1,155
Restructuring charges	—	—	4,281	13,062

Loss from operations	(206)	(5,272)	(9,919)	(38,073)
Interest (expense) income, net	(579)	(132)	(2,029)	462
Other expense, net	(264)	(360)	(674)	(1,084)
Gain on early extinguishments of convertible subordinated notes	—	—	2,859	—

Loss before income tax benefit	(1,049)	(5,764)	(9,763)	(38,695)
Income tax benefit	(528)	(2,590)	(5,517)	(17,581)

Net loss	$(521)	$(3,174)	$(4,246)	$(21,114)

Net loss per share (basic)	$(0.03)	$(0.18)	$(0.24)	$(1.23)

Net loss per share (diluted)	$(0.03)	$(0.18)	$(0.24)	$(1.23)

Weighted average shares outstanding (basic)	17,526	17,308	17,475	17,219

Weighted average shares outstanding (diluted)	17,526	17,308	17,475	17,219

The accompanying notes are an integral part of these financial statements.

RadiSys Corporation
Consolidated Balance Sheets
(In thousands)

	September 30, 2002	December 31, 2001

	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents (Note 1)	$27,492	$29,036
Short-term investments, net (Note 2)	73,611	71,117
Accounts receivable, net (Note 3)	28,071	41,694
Inventories, net (Note 4)	26,737	32,651
Other current assets	3,306	4,278
Deferred tax assets (Note 8)	9,616	13,474

Total current assets	168,833	192,250
Property and equipment, net (Notes 5 and 15)	27,307	30,205
Goodwill (Notes 6 and 15)	29,819	30,679
Intangible assets, net (Notes 7 and 15)	11,904	14,188
Long-term investments, net (Note 2)	13,568	13,197
Long-term deferred tax assets (Notes 1 and 8)	20,859	20,284
Other assets (Notes 1 and 9)	2,724	4,398

Total assets	$275,014	$305,201

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable (Note 12)	$19,181	$24,512
Accrued restructuring (Note 10)	7,872	7,490
Accrued interest payable	566	2,068
Accrued wages and bonuses	5,511	5,463
Other accrued liabilities	6,339	10,777

Total current liabilities	39,469	50,310
Long-term liabilities (Note 12)
Convertible subordinated notes, net (Note 9)	78,389	97,521
Mortgage payable	6,609	6,659

Total long-term liabilities	84,998	104,180

Total liabilities	124,467	154,490

Commitments and contingencies (Note 13)	—	—
Shareholders’ equity (Note 14):
Common stock - 100,000 shares authorized; 17,499 and 17,347 shares outstanding at September 30, 2002 and December 31, 2001	160,836	158,716
Accumulated deficit	(10,966)	(6,720)
Accumulated other comprehensive income (loss):
Cumulative translation adjustments	652	(1,285)
Unrealized gain on securities available for sale, net (Notes 1 and 9)	25	—

Total shareholders’ equity	150,547	150,711

Total liabilities and shareholders’ equity	$275,014	$305,201

The accompanying notes are an integral part of these financial statements.

RadiSys Corporation
Consolidated Statement of Changes in Shareholders’ Equity
(In thousands, unaudited)

	Common Stock		Cumulative translation	Unrealized (loss) gain	Accumulated		Total comprehensive
	Shares	Amount	adjustments	on securities	deficit	Total	income (loss)

Balances, December 31, 2001	17,347	$158,716	$(1,285)	$—	$(6,720)	$150,711
Shares issued pursuant to benefit plans	105	1,387	—	—	—	1,387	—
Tax benefits of options exercised	—	153	—	—	—	153	—
Translation adjustments	—	—	784	—	—	784	784
Unrealized loss on security available for sale	—	—	—	(20)	—	(20)	(20)
Net loss for the period	—	—	—	—	(653)	(653)	(653)

Balances, March 31, 2002	17,452	160,256	(501)	(20)	(7,373)	152,362
Total comprehensive income, three months ended March 31, 2002							$111

Shares issued pursuant to benefit plans	72	844	—	—	—	844
Tax benefits of options exercised	—	32	—	—	—	32
Translation adjustments	—	—	812	—	—	812	812
Unrealized gain on securities available for sale	—	—	—	13	—	13	13
Net loss for the period	—	—	—	—	(3,072)	(3,072)	(3,072)

Balances, June 30, 2002	17,524	161,132	311	(7)	(10,445)	150,991
Total comprehensive loss, three months ended June 30, 2002							$(2,247)

Shares issued pursuant to benefit plans	122	732	—	—	—	732
Tax benefits of options exercised	—	65	—	—	—	65
Shares repurchased	(147)	(1,093)	—	—	—	(1,093)
Translation adjustments	—	—	341	—	—	341	341
Unrealized gain on securities available for sale	—	—	—	32	—	32	32
Net loss for the period	—	—	—	—	(521)	(521)	(521)

Balances, September 30, 2002	17,499	$160,836	$652	$25	$(10,966)	$150,547

Total comprehensive loss, three months ended September 30, 2002							$(148)

Total comprehensive loss, nine months ended September 30, 2002							$(2,284)

The accompanying notes are an integral part of these financial statements.

RadiSys Corporation
Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Nine Months Ended September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(4,246)	$(21,114)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Property and equipment depreciation and amortization	5,100	5,790
Intangible assets amortization	2,311	5,237
Capitalized software and other assets amortization	1,478	2,427
Non-cash interest expense (income), net	1,628	(1,075)
Gain on early extinguishments of convertible subordinated notes	(2,859)	—
Realized loss on security available for sale	—	390
Impairment of fixed assets	582	2,620
Write-off of capitalized software	347	2,687
Provision for allowance for doubtful accounts	287	500
Provision for inventory reserves	5,218	11,651
Deferred income taxes	(2,568)	(10,362)
Tax benefits of options exercised	250	575
Other	(17)	27
Decrease (increase) in assets: net of effects of acquisition
Accounts receivable	13,336	28,675
Inventories	506	(1,239)
Other current assets	6,787	(4,261)
Increase (decrease) in liabilities: net of effects of acquisition
Accounts payable	(5,331)	(18,356)
Accrued restructuring	46	4,759
Accrued interest payable	(1,502)	(1,494)
Income taxes payable	—	(5,054)
Accrued wages and bonuses	48	(2,147)
Other accrued liabilities	(3,161)	(4,448)

Net cash provided by (used in) operating activities	18,240	(4,212)

Cash flows from investing activities:
Purchases of investments	(77,764)	(146,509)
Proceeds from maturity of investments	73,520	157,400
Business acquisitions and purchases of intangibles	—	(18,986)
Capital expenditures	(2,473)	(4,008)
Purchases of long-term assets	(302)	(544)
Capitalized software production costs and other assets	—	(2,119)

Net cash used in investing activities	(7,019)	(14,766)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,963	4,851
Early extinguishments of convertible subordinated notes	(16,522)	—
Repurchases of common stock	(1,093)	(996)
Principal payments on mortgage payable	(50)	—

Net cash (used in) provided by financing activities	(14,702)	3,855

Effect of exchange rate changes on cash	1,937	655

Net decrease in cash and cash equivalents	(1,544)	(14,468)
Cash and cash equivalents, beginning of period	29,036	40,621

Cash and cash equivalents, end of period	$27,492	$26,153

The accompanying notes are an integral part of these financial statements.

RadiSys Corporation
Notes to Consolidated Financial Statements
(In thousands, unaudited)

Note 1 – Significant Accounting Policies

     Basis of Presentation

     RadiSys Corporation (“RadiSys” or the “Company”) was incorporated in March 1987 under the laws of the State of Oregon for the purpose of developing, producing, and marketing computer system (hardware and software) products for embedded computer applications in the manufacturing automation, medical, transportation, telecommunications, and test equipment marketplaces. The Company has evolved into a leading provider of embedded hardware and software products and solutions to original equipment manufacturers in the communications, medical, industrial automation, and transactional terminal equipment markets. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been properly eliminated in consolidation.

     The accompanying consolidated financial statements as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 have been prepared without audit and reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results for the periods indicated. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2002.

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

     Cash flows

     Cash paid for interest for the nine months ended September 30, 2002 and 2001 was $5.5 million and $5.7 million, respectively. Cash paid for income taxes for the nine months ended September 30, 2002 and 2001 was $0.3 million and $0.4 million, respectively. During the nine months ended September 30, 2002 the Company received a $6.7 million tax refund from the Internal Revenue Service (“IRS”) pursuant to the provisions of the Economic Stimulus Bill, Job Creation and Workers Assistance Act of 2002 passed by Congress, which extends, by three years, the periods to which the unused net operating losses incurred in 2001 and 2002 can be carried back.

     Non-cash investing and financing activities for the nine months ended September 30, 2002 include the effect of an unrealized gain in the market value of the shares of common stock of GA eXpress (“GA”) and an unrealized loss in the market value of the shares of common stock of Met Life held by the Company. The net change in market values of GA and Met Life common stock of $0.03 million, net of tax, impacted other assets, long-term deferred tax assets, and unrealized net gain on available for sale securities.

     Non-cash investing and financing activities for the nine months ended September 30, 2001 included the effect of a realized loss in the market value of the Company’s shares of GA stock. This loss was offset by an unrealized gain in the market value of the shares of GA stock. The realized loss of $0.4 million, net of tax, impacted other assets and long-term deferred tax assets.

New Pronouncements

     In May 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” (“SFAS 145”). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary as outlined in SFAS No. 4 unless they meet the criteria for extraordinary items as outlined in Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” In addition, SFAS 145 also requires sale-leaseback accounting for certain lease modifications, as defined in SFAS 13, that have economic effects similar to sale-leaseback transactions, and makes various technical corrections to existing pronouncements. SFAS 145 pertaining to the provisions of SFAS No. 4 is effective for the fiscal years beginning after May 15, 2002, and the SFAS 145 provisions related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. The Company has elected early adoption of SFAS 145 and, accordingly, reclassified the extraordinary gain of $0.8 million and its income tax effect of $0.5 million recorded in the quarter ended March 31, 2002 to a gain on early extinguishments of convertible subordinated notes of $1.4 million during the six months ended June 30, 2002. For the nine months ended September 30, 2002 the Company recognized a gain on early extinguishments of convertible subordinated notes of $2.9 million.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and be measured initially at its fair value when a liability is incurred. SFAS 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” where an exit cost was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. RadiSys does not expect the implementation of this statement will have a material effect on the Company’s financial position or results of operations.

Note 2 – Held-to-Maturity Investments

     Held-to-maturity investments as of September 30, 2002 and December 31, 2001 consisted of the following:

	September 30,	December 31,
	2002	2001

Short-term held-to-maturity investments, net of unamortized premium of $1,061 and $593, respectively	$73,611	$71,117

Long-term held-to-maturity investments, net of unamortized premium of $393 and $507, respectively	$13,568	$13,197

     As of September 30, 2002, the Company’s long-term held-to-maturity investments had maturities ranging from 13 months to 23 months. The Company’s investment policy is to invest cash in interest bearing and highly liquid cash equivalents and marketable debt securities with maturity dates not greater than 24 months.

Note 3 – Accounts Receivable

     Accounts receivable balances as of September 30, 2002 and December 31, 2001 were as follows:

	September 30,	December 31,
	2002	2001

Accounts receivable, gross	$30,081	$44,311
Less: allowance for doubtful accounts	(2,010)	(2,617)

Accounts receivable, net	$28,071	$41,694

     During the three months ended September 30, 2002 and 2001, the Company recorded provisions for allowance for doubtful accounts of $0.05 million and $0.2 million, respectively. During the nine months ended September 30, 2002 and 2001, the Company recorded provisions for allowance for doubtful accounts of $0.3 million and $0.5 million, respectively.

Note 4 – Inventories

     Inventories as of September 30, 2002 and December 31, 2001 consisted of the following:

	September 30,	December 31,
	2002	2001

Raw materials	$34,376	$43,465
Work-in-process	1,508	1,362
Finished goods	5,914	6,943

	41,798	51,770
Less: inventory reserves	(15,061)	(19,119)

Inventories, net	$26,737	$32,651

     During the three months ended September 30, 2002 and 2001, the Company recorded provisions for excess and obsolete inventory of $1.5 million and $0.6 million, respectively. The Company recorded provisions for excess and obsolete inventory of $5.2 million and $11.7 million, respectively during the nine months ended September 30, 2002 and 2001.

     The following is a summary of the change in the Company’s excess and obsolete inventory reserve for the three months ended September 30, 2002 and 2001:

Inventory Reserve Balance

Inventory reserve balance, June 30, 2002	$15,569
Usage:
Inventory scrapped	(1,045)
Sale of inventory	(108)
Inventory utilized	(885)

Subtotal - usage	(2,038)
Reserve provision	1,530

Remaining reserve balance as of September 30, 2002	$15,061

Inventory reserve balance, June 30, 2001	$16,041
Usage:
Inventory scrapped	(3,788)
Reserve provision	644

Remaining reserve balance as of September 30, 2001	$12,897

     The following is a summary of the change in the Company’s excess and obsolete inventory reserve for the nine months ended September 30, 2002 and 2001:

Inventory Reserve Balance

Inventory reserve balance, December 31, 2001	$19,119
Usage:
Inventory scrapped	(5,301)
Sale of inventory	(1,297)
Inventory utilized	(2,678)

Subtotal - usage	(9,276)
Reserve provision	5,218

Remaining reserve balance as of September 30, 2002	$15,061

Inventory reserve balance, December 31, 2000	$7,099
Usage:
Inventory scrapped	(5,853)
Reserve provision	11,651

Remaining reserve balance as of September 30, 2001	$12,897

Note 5 – Property and Equipment

     Property and equipment as of September 30, 2002 and December 31, 2001 consisted of the following:

	Gross	Accumulated Depreciation/Amortization	Net

September 30, 2002
Land	$4,166	$—	$4,166
Building	8,988	(420)	8,568
Manufacturing equipment	16,983	(12,412)	4,571
Office equipment and software	20,761	(13,640)	7,121
Leasehold improvements	5,501	(2,620)	2,881

Total	$56,399	$(29,092)	$27,307

	Gross	Accumulated Depreciation/Amortization	Net

December 31, 2001
Land	$4,166	$—	$4,166
Building	8,988	(133)	8,855
Manufacturing equipment	17,432	(12,201)	5,231
Office equipment and software	24,930	(16,319)	8,611
Leasehold improvements	5,669	(2,327)	3,342

Total	$61,185	$(30,980)	$30,205

     Depreciation and amortization expense for property and equipment for the three months ended September 30, 2002 and 2001 was $1.6 million and $1.8 million, respectively. For the nine months ended September 30, 2002 and 2001, depreciation and amortization expense for property and equipment was $5.1 million and $5.8 million, respectively.

Note 6 – Goodwill

     During the nine months ended September 30, 2002, the Company recorded adjustments of $0.5 million to decrease the goodwill associated with the acquisition of Microware Systems Corporation (“Microware”) (see Note 16) upon concluding that certain accruals and other assets recorded at the time of purchase were overstated. The Company also recorded an adjustment of $0.8 million to decrease the goodwill associated with the acquisition of Open Computing Platform (“OCP”) business from IBM as a result of further review of the revenue stream formula stipulated in the acquisition agreement. This decrease was offset by the increased purchase price of $0.4 million recorded for OCP based upon a formula tied to certain OCP revenues pursuant to the acquisition agreement.

     The Company ceased the amortization of goodwill effective January 1, 2002 in order to comply with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”). SFAS 142 further requires goodwill to be tested for impairment annually and under certain circumstances written down when impaired, rather than being amortized as previous standards required. To comply with this provision of SFAS 142, the Company completed a comprehensive goodwill impairment analysis during the six months ended June 30, 2002. Based upon the analysis, the Company has concluded that as of January 1, 2002, there was no goodwill impairment. The Company updated its goodwill impairment analysis at September 30, 2002 and concluded that as of September 30, 2002, there was no goodwill impairment. During the quarter ended September 30, 2002 and through the date of this report, the Company’s stock has traded at lower levels than in previous quarters. If the Company’s stock price does not recover to higher levels within the next six months, the Company may incur an impairment write-down of goodwill and/or intangible assets.

     The following table summarizes the impact of SFAS 142 on net loss and net loss per share had SFAS 142 been in effect for the three and nine months ended September 30, 2001:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net loss as reported	$(521)	$(3,174)	$(4,246)	$(21,114)
Add: Amortization of goodwill	—	1,413	—	4,082
Income tax effect	—	(634)	—	(1,853)

Net loss — adjusted	$(521)	$(2,395)	$(4,246)	$(18,885)

Adjusted net loss per share (basic)	$(0.03)	$(0.14)	$(0.24)	$(1.10)
Adjusted net loss per share (diluted)	$(0.03)	$(0.14)	$(0.24)	$(1.10)
Net loss per share as reported (basic)	$(0.03)	$(0.18)	$(0.24)	$(1.23)
Net loss per share as reported (diluted)	$(0.03)	$(0.18)	$(0.24)	$(1.23)

Note 7 – Intangible Assets

     The following tables summarize details of the Company’s total purchased intangible assets:

	Gross	Accumulated Amortization	Net

September 30, 2002
Existing technology	$4,096	(757)	3,339
Technology licenses	6,790	(1,697)	5,093
Patents	6,626	(3,811)	2,815
Trade names	736	(79)	657
Other	237	(237)	—

Total	$18,485	$(6,581)	$11,904

	Gross	Accumulated Amortization	Net

December 31, 2001
Existing technology	$4,096	$(504)	$3,592
Technology licenses	6,790	(566)	6,224
Patents	6,597	(2,935)	3,662
Trade names	736	(26)	710
Other	237	(237)	—

Total	$18,456	$(4,268)	$14,188

     The Company’s purchased intangible assets have lives ranging from four to 15 years. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”), the Company reviews for impairment of all its purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The estimated future amortization expense of purchased intangible assets as of September 30, 2002 is as follows:

Years Ending December 31,	Estimated Intangibles Amortization Amount

2002 (remaining three months)	$765
2003	3,391
2004	2,553
2005	2,380
2006	1,054
Thereafter	1,761

Total	$11,904

Note 8 – Deferred Tax Assets

     The Company’s net deferred tax assets decreased by $3.3 million from $33.8 million at December 31, 2001 to $30.5 million at September 30, 2002. The decrease was primarily due to a $6.7 million tax refund the Company received from the IRS pursuant to the provisions of the Economic Stimulus Bill, Job Creation and Workers Assistance Act of 2002 passed by Congress in the quarter ended March 31, 2002 and decreases in the current deferred tax assets related to inventory and restructuring charges of $2.0 million and $1.2 million, respectively. These decreases were partly offset by increases in the long-term deferred tax assets related to net operating loss carryforwards and R&D tax credits of $1.4 million and $2.4 million, respectively, and other various current and long-term deferred tax asset increases, net, of $2.8 million.

     The Company’s net deferred tax assets at September 30, 2002 of $30.5 million included $9.6 million classified as current and $20.9 million classified as long-term. The net deferred tax assets at December 31, 2001 of $33.8 million included $13.5 million classified as current and $20.3 million classified as long-term. As of September 30, 2002, the current portion consisted of restructuring charges taken in 2001 and in the quarter ended June 30, 2002 arising from inventory write-downs of approximately $5.7 million, other restructuring charges taken for consolidating service operations and facilities worldwide of $1.9 million, warranty related charges of $0.6 million, and other deferred tax assets of $1.4 million. The current portion as of December 31, 2001 consisted of restructuring charges taken in 2001 arising from inventory write-downs of approximately $7.7 million, other restructuring charges taken for consolidating service operations and facilities worldwide of $3.1 million, warranty related charges of $0.9 million, and other deferred tax assets of $1.8 million. The long-term portion as of September 30, 2002 consisted of net operating loss and tax credit carryforwards, net of valuation allowance, of $11.6 million and $7.5 million, respectively, other long-term deferred assets of $5.7 million, deferred tax liabilities of ($3.9) million. As of December 31, 2001, the long-term portion was comprised of net operating loss and tax credit carryforwards, net of valuation allowance, of $16.9 million and $5.0 million, respectively, other deferred tax assets of $3.8 million, and deferred tax liabilities of ($5.4) million.

Note 9 – Other Assets

     Other assets as of September 30, 2002 and December 31, 2001 consisted of the following:

	September 30,	December 31,
	2002	2001

Capitalized software, net of accumulated amortization of $8,706 and $7,324, respectively	$888	$2,612
Employee deferred compensation arrangement	705	618
Other long-term assets	1,131	1,168

	$2,724	$4,398

     Amortization expense for capitalized software for the three months ended September 30, 2002 and 2001 was $0.5 million and $0.7 million, respectively. For the nine months ended September 30, 2002 and 2001, amortization expense for capitalized software was $1.7 million and $2.4 million, respectively.

     Employee deferred compensation arrangement of $0.7 million and $0.6 million as of September 30, 2002 and December 31, 2001, respectively, represents the cash surrender value of insurance contracts purchased by the Company as a part of its deferred compensation plan established in January 2001. Any elective deferrals by eligible employees are invested in insurance contracts.

     Other long-term assets primarily consist of the Company’s available-for-sale investment in GA common stock and Met Life stock, unamortized debt issuance costs, and long-term deposits. As of September 30, 2002 and December 31, 2001, the carrying value in GA stock was $0.3 million. During the nine months ended September 30, 2002, the Company recorded an unrealized gain in its investment in GA common stock of $0.03 million, net of tax of $0.02 million. During the nine months ended September 30, 2002, the Company recorded the receipt of 2,400 shares of Met Life non-voting common stock in the amount of $0.07 million received as a policy holder/shareholder. The Company classified the shares received as an available-for-sale investment, in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”).

     As of September 30, 2002 and December 31, 2001, the Company had unamortized debt issuance costs of $0.2 million and $0.3 million, respectively related to the $120.0 million convertible subordinated notes, adjusted for cumulative early extinguishments of $39.9 million and $20.0 million, respectively (see Note 12). These costs are being amortized over seven years, which is the term of the notes. As of September 30, 2002 and December 31, 2001, the Company held rental deposits of $0.2 million and $0.3 million, respectively, acquired through the purchase of Microware (see Note 16).

Note 10– Accrued Restructuring

     Accrued restructuring as of September 30, 2002 and December 31, 2001 consisted of the following:

	September 30,	December 31,
	2002	2001

First quarter 2001 restructuring charge	$2,104	$3,234
Second quarter 2001 restructuring charge	—	328
Liability assumed in Microware acquisition	854	917
Fourth quarter 2001 restructuring charge	1,967	3,011
Second quarter 2002 restructuring charge	2,947	—

	$7,872	$7,490

      First Quarter 2001 Restructuring Charge

     In March 2001, RadiSys recorded restructuring charges of $9.8 million, primarily as a result of the Company’s decision to close the Houston, Texas surface mount manufacturing plant and to consolidate all internal manufacturing operations into the Hillsboro, Oregon plant. Additionally, certain sales offices were consolidated and end-of-life programs were accelerated on non-strategic products. These decisions were made in light of overall market conditions and the economic downturn experienced in the latter part of the fourth quarter of 2000 and, more significantly, during the first quarter of 2001. In 2000, migration of board assembly work to the Oregon plant was initiated, and in January 2001, the Company announced its plan to complete board assembly consolidation. As the quarter progressed, the Company recognized the need for even greater operating efficiency and decided to completely eliminate manufacturing operations in Houston, Texas by September 30, 2001. RadiSys continued to operate a service center in Houston, Texas, until the fourth quarter of 2001, when a decision was made to consolidate the service center into the Hillsboro, Oregon and Boca Raton, Florida facilities. During the second quarter of 2002, the Company made a decision to completely close the Houston, Texas facility and consolidate the design center into the Hillsboro, Oregon facility. Subsequently, the design center in Houston, Texas was closed and vacated in September 2002.

     Costs included in the charges were: (i) employee termination and other related costs, (ii) facility and leasehold improvement charges related to vacating the manufacturing plant and two international sales offices, (iii) write-downs of property and equipment deemed impaired at the time of the restructuring, (iv) capitalized software write-downs associated with the acceleration of end-of-life product strategies, and (v) other charges including legal and accounting fees. Of the $9.8 million in restructuring charges, approximately $5.1 million will consist of cash expenditures.

     The following table summarizes the restructuring charges, write-offs, and expenditures relating to this initiative, which commenced during the quarter ended March 31, 2001:

	Employee termination and related costs	Leasehold improvements and facilities	Property and equipment	Capitalized software	Other charges	Total

Restructuring costs	$2,777	$3,434	$2,460	$1,067	$105	$9,843
Expenditures	(2,545)	(378)	—	—	(46)	(2,969)
Write-offs/adjustments	—	(113)	(2,460)	(1,067)	—	(3,640)

Balance accrued as of December 31, 2001	232	2,943	—	—	59	3,234
Expenditures	(36)	(213)	—	—	(10)	(259)
Write-offs/adjustments	(196)	(230)	—	—	—	(426)

Balance accrued as of March 31, 2002	—	2,500	—	—	49	2,549
Expenditures	—	(206)	—	—	—	(206)
Write-offs/adjustments	—	(25)	—	—	(49)	(74)

Balance accrued as of June 30, 2002	—	2,269	—	—	—	2,269
Expenditures	—	(137)	—	—		(137)
Write-offs/adjustments	—	(28)	—	—		(28)

Balance accrued as of September 30, 2002	$—	$2,104	$—	$—	$—	$2,104

     Employee termination costs consist of severance and insurance benefits, and related costs associated with the elimination of approximately 150 manufacturing positions in Houston, Texas along with approximately 50 other positions in sales and other supporting functions as announced on March 30, 2001. All affected employees were terminated prior to September 30, 2001; however, the costs associated with these terminations were paid through the quarter ended March 31, 2002. As of September 30, 2002, RadiSys had paid $2.6 million of severance and related termination costs and recorded adjustments of $0.2 million for the over-accrual of severance costs related to this restructuring charge.

     Included in the leasehold improvements and facilities charge is $2.5 million related to the decision to vacate leased space at the Houston, Texas plant and sales offices in France and Germany, and leasehold improvements approximating $1.0 million related to the Houston, Texas site. Lease costs and amortization of leasehold improvements for these facilities will be charged against the restructuring accrual on a monthly basis upon vacation of the premises, until the lease contracts expire, or the facilities are sub-leased. If the facilities are not sub-leased, the outstanding facilities accrual may need to be increased. During the last three quarters of the year ended December 31, 2001 and the three quarters ended September 30, 2002, the Company charged expenditures of $0.9 million of lease costs and adjustments of $0.4 million related to amortization of leasehold improvements against the restructuring accrual.

     As a result of the decision to close the Houston manufacturing plant, the majority of property and equipment at the site was deemed to be impaired based upon an analysis conducted. Accordingly, all furniture, fixtures, and manufacturing and office equipment expected to be sold or scrapped were written down to estimated salvage values as of March 31, 2001 in accordance with SFAS 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of,” (“SFAS 121”). No adjustments were made for assets expected to be transferred for use at the Hillsboro location. Most of the impaired assets were utilized until September 30, 2001, the plant closure date. RadiSys completely removed, sold, or scrapped these impaired assets by the end of 2001. A small portion of the assets relating to Surface Mount Technology (“SMT”) production was removed from use and disposed of during the second quarter of 2001.

     During the quarter ended March 31, 2001, the Company discontinued all non-strategic in-process capitalized software efforts. As a result of these decisions, RadiSys wrote off $1.1 million relating to these capitalized software projects, as no future revenue would be realized from these projects. This write-off is included in Restructuring charges in the Consolidated Statement of Operations for the nine months ended September 30, 2001.

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

     The following table summarizes the restructuring charges, write-offs, and expenditures relating to the second quarter 2001 restructuring charge:

	Employee termination and related costs	Leasehold improvements and facilities	Property and equipment	Capitalized software	Other charges	Total

Restructuring costs	$1,298	$249	$51	$1,521	$100	$3,219
Expenditures	(1,040)	(117)	—	—	(56)	(1,213)
Write-offs/adjustments	—	(106)	(51)	(1,521)	—	(1,678)

Balance accrued as of December 31, 2001	258	26	—	—	44	328
Write-offs/adjustments	(258)	(26)	—	—	1	(283)

Balance accrued as of March 31, 2002	—	—	—	—	45	45
Write-offs/adjustments	—	—	—	—	(45)	(45)

Balance accrued as of June 30, 2002	—	—	—	—	—	—
Write-offs/adjustments	—	—	—	—	—	—

Balance accrued as of September 30, 2002	$—	$—	$—	$—	$—	$—

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

     During the quarter ended June 30, 2001, the Company discontinued all capitalized software efforts at the Boston design center. As a result, the Company wrote off $1.5 million relating to these capitalized software projects, as no future revenue would be realized from these projects.

Liabilities Assumed In Microware Acquisition

     Prior to the acquisition of Microware (see Note 16), Microware had recorded a restructuring charge of $1.1 million related to its foreign office closures and related severance costs. During the nine months ended September 30, 2002 and the fourth quarter of 2001, RadiSys paid $0.02 million and $0.2 million, respectively, of severance costs related to this accrual. The Company charged $0.06 million of legal expenses against this accrual during the nine months ended September 30, 2002.

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

     Costs included in the charges were: (i) employee termination and other related costs, (ii) facility and leasehold improvement charges related to vacating various locations both domestically and internationally, (iii) write-downs of property and equipment impaired as a result of the restructuring, and (iv) other charges including legal and accounting fees. Of the $3.9 million in restructuring charges, approximately $3.4 million consist of cash expenditures.

     The following table summarizes the restructuring charges, write-offs, and expenditures relating to the fourth quarter 2001 restructuring charge:

	Employee termination and related costs	Facilities	Property and equipment	Other charges	Total

Restructuring costs	$914	$2,417	$463	$132	$3,926
Expenditures	(452)	—	—	—	(452)
Write-offs/adjustments	—	—	(463)	—	(463)

Balance accrued as of December 31, 2001	462	2,417	—	132	3,011
Expenditures	(157)	(130)	—	(3)	(290)

Balance accrued as of March 31, 2002	305	2,287	—	129	2,721
Expenditures	(110)	(293)	—	—	(403)
Write-offs/adjustments	—	(15)	—	—	(15)

Balance accrued as of June 30, 2002	195	1,979	—	129	2,303
Expenditures	—	(336)	—	—	(336)

Balance accrued as of September 30, 2002	$195	$1,643	$—	$129	$1,967

     Employee termination costs consist of severance, insurance benefits, and related costs associated with the elimination of 60 domestic positions and six international positions. All affected employees were notified prior to December 31, 2001; however, the costs associated with these terminations will continue to be paid through the quarter ending December 31, 2002. As of September 30, 2002, RadiSys had paid $0.7 million of severance costs related to this restructuring charge.

     Included in the facilities charge is $2.4 million related to the decision to vacate leased spaces at six of the Company’s domestic locations and seven international locations. Lease costs for these facilities will be charged against the restructuring accrual on a monthly basis upon vacation of the premises, until the lease contracts expire, or the facilities are sub-leased. If the facilities are not sub-leased the outstanding facilities accrual may need to be increased. During the nine months ended September 30, 2002, the Company charged $0.8 million of lease costs against the restructuring accrual.

     The property and equipment charge of $0.5 million is comprised of the remaining net book value of customized SAP software modules at the Houston facility. The Company’s decision to vacate the remainder of the Houston facility during the fourth quarter prompted the decision to write off the remaining net book value of the SAP software costs.

     Second Quarter 2002 Restructuring Charge

     In June 2002, the Company recorded a restructuring provision of $4.4 million as a result of its continued efforts to improve its cost structure and consolidate redundant functions and facilities. The restructuring charge includes a net workforce reduction of approximately 80 employees, the closure of the Houston, Texas Design Center, and the consolidation of certain domestic and international sales and service offices.

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

     The following table summarizes the restructuring charges, write-offs, and expenditures relating to the second quarter 2002 restructuring charge:

(In thousands)

	Employee termination and related costs	Facilities	Property and equipment	Other charges	Total

Restructuring costs	$2,606	$750	$530	$465	$4,351
Expenditures	(107)	—	—	—	(107)

Balance accrued as of June 30, 2002	2,499	750	530	465	4,244
Expenditures	(1,369)	(65)	—	(14)	(1,448)
Write-offs/adjustments	148	(1)	4	—	151

Balance accrued as of September 30, 2002	$1,278	$684	$534	$451	$2,947

     Employee termination costs consist of severance, insurance benefits, and related costs associated with the elimination of 80 positions. All affected employees were notified prior to June 30, 2002; however, the costs associated with these terminations will continue to be paid through the quarter ending June 30, 2003. As of September 30, 2002, RadiSys had paid $1.5 million of severance costs related to this restructuring charge.

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

Note 11 – Short-Term Borrowings

     During the quarter ended March 31, 2002, the Company renewed its line of credit facility, which expires on March 31, 2003, for $10.0 million at an interest rate based upon the lower of LIBOR plus 1.0% or the bank’s prime rate. The line of credit is collateralized by the Company’s non-equity investments. The market value of these investments must exceed 125.0% of the borrowed facility amount, and the investments must meet specified investment grade ratings.

     As of September 30, 2002 and December 31, 2001, there was no outstanding balance on the line of credit.

Note 12 – Long-Term Liabilities

Convertible Subordinated Notes

     During the three months ended June 30, 2002, RadiSys’ Board of Directors authorized the repurchase of up to $10.0 million of the Company’s 5.5% convertible subordinated notes. This Board authorization was in addition to the Board authorization given during the three months ended March 31, 2002 to repurchase up to $20.0 million of convertible subordinated notes. RadiSys may purchase the notes in the open market or through privately negotiated transactions.

     For the nine months ended September 30, 2002, the Company repurchased approximately $19.9 million principal amount of the 5.5% convertible subordinated notes, with an associated net discount of $0.5 million for $16.5 million in cash as part of negotiated transactions with third parties. The early extinguishments of the notes resulted in a gain of $2.9 million.

     As of September 30, 2002 and December 31, 2001, RadiSys had $78.4 million and $97.5 million of convertible subordinated notes outstanding, net of unamortized discounts of $1.8 million and $2.5 million, respectively. Amortization of discounts on the convertible subordinated notes was $0.1 million for the three months ended September 30, 2002 and 2001, and $0.3 million for the nine months ended September 30, 2002 and 2001, respectively. The estimated fair value of the convertible subordinated notes was approximately $65.2 million and $70.9 million at September 30, 2002 and December 31, 2001, respectively.

Mortgage Payable

     During the nine months ended September 30, 2002, the Company paid $0.05 million of principal on its mortgage payable, along with interest at 7.46% of $0.4 million. During the nine months ended September 30, 2002, the Company reinvested $0.8 million of restricted cash in a restricted short-term investment account as a part of collateral for its mortgage. The current portion of the mortgage payable of $0.08 million is included in accounts payable in the Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001.

     The aggregate maturities of long-term liabilities for each of the five years ending December 31, 2006 and thereafter at September 30, 2002 are as follows:

Years Ending December 31,	Convertible Subordinated Notes	Mortgage Payable

2002 (remaining three months)	$—	$20
2003	—	83
2004	—	89
2005	—	97
2006	—	104
Thereafter	80,149	6,297

	80,149	6,690
Less: unamortized discount	(1,760)	—
Less: current portion	—	(81)

Long-term liabilities	$78,389	$6,609

Note 13 – Commitments and Contingencies

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

$27,694

Note 14 – Shareholders’ Equity

     Net loss per share is based on the weighted average number of shares of common stock and potentially dilutive shares (stock options) outstanding during the period, computed using the treasury stock method. Convertible subordinated notes would have been equivalent to 1.3 million and 1.5 million shares had every convertible subordinated note been converted to common stock as of September 30, 2002 and 2001, respectively. Stock options would have been equivalent to 3.8 million and 3.4 million additional shares had every stock option been exercised as of September 30, 2002 and 2001, respectively. The computation of net loss per share (“EPS”) does not include the impact of convertible subordinated notes or the effects of stock options for the periods presented, as inclusion would be antidilutive. The following table summarizes weighted average number of shares outstanding:

Weighted Average Shares Reconciliation

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Weighted average shares (basic)	17,526	17,308	17,475	17,219
Effect of dilutive stock options	—	—	—	—

Weighted average shares (diluted)	17,526	17,308	17,475	17,219

Note 15 – Segment Information

     The Company has adopted SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” (“SFAS 131”). SFAS 131 establishes standards for the reporting of information about operating segments, products and services, geographic areas, and major customers by public business enterprises. The method for determining what information to report is based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance.

     The Company has aggregated divisional results of operations into a single reportable segment as allowed under SFAS 131 because divisional results of operations including average gross margins reflect similar long-term economic characteristics. Additionally, the divisional operations are similar with respect to the nature of products sold, types of customers, production processes employed, and distribution methods used. Accordingly, the Company describes its reportable segment as designing and manufacturing embedded computing solutions. All of the Company’s revenues result from sales within this segment.

     Information about the Company’s revenues and long-lived asset information by geographic area is as follows:

Geographic Revenues:

	Three Months Ended		Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	Septemer 30, 2001

Revenues:
United States	$28,381	$30,493	$83,705	$87,153
Europe	15,943	19,740	59,570	71,303
Asia Pacific – Japan	1,950	1,275	3,620	7,421
Other foreign	1,653	2,394	5,947	5,987

Total	$47,927	$53,902	$152,842	$171,864

Long-Lived Assets by Geographic Area

	September 30, 2002	December 31, 2001

Property and equipment, net
United States	$26,638	$29,341
Europe	599	773
Asia Pacific – Japan	70	91

Total property and equipment, net	$27,307	$30,205

Goodwill, net
United States	$29,819	$30,679
Europe	—	—
Asia Pacific – Japan	—	—

Total goodwill, net	$29,819	$30,679

Intangible assets, net
United States	$11,904	$14,188
Europe	—	—
Asia Pacific – Japan	—	—

Total intangible assets, net	$11,904	$14,188

     Two customers accounted for more than 10.0% of total revenues for the three and nine months ended September 30, 2002. For the three months ended September 30, 2002, Nortel accounted for $7.6 million or 15.8% of revenues, and Nokia accounted for $5.2 million or 10.8% of revenues. Nortel accounted for $27.1 million or 17.7% of revenues, and Nokia accounted for $19.5 million or 12.7% of revenues for the nine months ended September 30, 2002. For the three months ended September 30, 2001, one customer accounted for more than 10.0% of total revenues and for the nine months ended September 30, 2001, two customers accounted for more than 10.0% of the total revenues. Nortel accounted for $7.6 million or 14.1% of revenues for the three months ended September 30, 2001. Nortel accounted for $24.3 million or 14.2% of revenues, and Nokia accounted for $18.6 million or 10.8% of revenues for the nine months ended September 30, 2001.

Note 16 – Acquisitions

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

Microware Acquisition

     On August 10, 2001, RadiSys acquired 83% of Microware’s net liabilities. Subsequently, on August 27, 2001, the Company completed the acquisition of the remaining interest in Microware. The acquisition of Microware was accounted for using the purchase method in accordance with the provision of SFAS No. 141, “Business Combinations,” (“SFAS 141”). The results of operations for Microware have been included in the financial statements since the date of acquisition. The aggregate purchase price of $13.9 million was allocated to accounts receivable of $2.2 million, other current assets of $0.2 million, fixed assets of $9.9 million, other assets of $0.6 million, intangibles relating to acquired technology, patents, and license agreements of $11.2 million, goodwill of $5.1 million, for which $0.5 million of adjustments have been recorded during the nine months ended September 30, 2002 (see Note 6), current liabilities of ($5.8) million, accrued restructuring of ($1.1) million (see Note 10), and long-term debt of ($8.4) million (see Note 12). In connection with this acquisition, RadiSys paid off Microware’s 8% convertible debenture with Elder Court for $2.2 million, of which $0.5 million represented a payment on early settlement of the debenture.

Unaudited Pro Forma Disclosure of 2001 Acquisitions

     The following unaudited pro forma information presents the results of operations of the Company as if the S-Link and Microware acquisitions described above had occurred as of the beginning of the period presented, after reflecting adjustments for amortization of goodwill for S-Link and intangibles and the estimated resulting effects on income taxes. The unaudited pro forma information is not necessarily indicative of the consolidated results of operations for future periods, or what would actually have been realized had S-Link and Microware been acquired at the beginning of the three and nine months ended September 30, 2001.

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001

Revenues	$54,492	$179,405
Net loss	$(5,871)	$(26,937)
Net loss per share (basic)	$(0.34)	$(1.56)
Net loss per share (diluted)	$(0.34)	$(1.56)

Note 17 – Legal Proceedings

     In the normal course of business, the Company is subject to legal proceedings, claims, and litigation. As of September 30, 2002, RadiSys had no pending litigation that would have a material effect on the Company’s financial position, results of operations, or cash flows.

Note 18 – Subsequent Events

     On October 15, 2002, the Company’s board of directors authorized the repurchase of up to 0.5 million of the Company’s outstanding shares of common stock.

     On November 5, 2002, the Company completed the sale of a small portion of its business for $1.2 million.
The sale of this business is not expected to have any material impact on the Company’s future revenues and earnings.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Total revenue was $47.9 million for the three months ended September 30, 2002 compared to $53.9 million for the three months ended September 30, 2001 and $152.8 million for the nine months ended September 30, 2002 compared to $171.9 million for the nine months ended September 30, 2001. Net loss was $0.5 million and $3.2 million for the three months ended September 30, 2002 and 2001, respectively, and $4.2 million and $21.1 million for the nine months ended September 30, 2002 and 2001, respectively. Net loss per share was $0.03, basic and diluted for the three months ended September 30, 2002 compared to net loss per share of $0.18, basic and diluted for the three months ended September 30, 2001 and $0.24, basic and diluted for the nine months ended September 30, 2002 compared to net loss per share of $1.23, basic and diluted for the nine months ended September 30, 2001.

Critical Accounting Policies and Estimates

     The Company reaffirms its critical accounting policies and use of estimates as reported in the Company’s Form 10-K for the year ended December 31, 2001.

Results of Operations

     The following table sets forth certain operating data as a percentage of revenues for the three and nine months ended September 30, 2002 and 2001:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.5	74.9	70.6	80.5

Gross margin	31.5	25.1	29.4	19.5
Research and development	14.6	15.6	15.4	15.6
Selling, general, and administrative	15.7	15.6	16.2	15.4
Goodwill amortization	—	2.6	—	2.4
Intangible assets amortization	1.6	1.1	1.5	0.7
Restructuring charges	—	—	2.8	7.6

Loss from operations	(0.4)	(9.8)	(6.5)	(22.2)
Interest (expense) income, net	(1.2)	(0.2)	(1.3)	0.3
Other expense, net	(0.6)	(0.7)	(0.4)	(0.6)
Gain on early extinguishments of convertible subordinated notes	—	—	1.8	—

Loss before income tax benefit	(2.2)	(10.7)	(6.4)	(22.5)
Income tax benefit	(1.1)	(4.8)	(3.6)	(10.2)

Net loss	(1.1)%	(5.9)%	(2.8)%	(12.3)%

Comparison of three and nine months ended September 30, 2002 to three and nine months ended September 30, 2001

     Revenues. Revenues decreased $6.0 million or 11.1% from $53.9 million for the three months ended September 30, 2001 to $47.9 million for the three months ended September 30, 2002. Revenues decreased $19.0 million or 11.1% from $171.9 million for the nine months ended September 30, 2001 to $152.8 million for the nine months ended September 30, 2002. The decrease in revenues was attributable primarily to lower customer sales resulting from overall poor economic conditions and the related weakness within the communications infrastructure equipment market. During the quarter ended September 30, 2002, the Company derived 28% of its revenues from the enterprise equipment market, 18% of its revenues from the wireless equipment market, 13% of its revenues from the telecommunications carrier equipment market, 13% of its revenues from the medical equipment market, and 28% of its revenues from other embedded computing equipment markets. The Company expects revenues for the quarter ending December 31, 2002 to remain relatively flat from the quarter ended September 30, 2002 due to continued weakness in communication equipment spending.

     Gross Margin. Gross margin for the three months ended September 30, 2002 was 31.5% compared to 25.1% for the three months ended September 30, 2001. Gross margin for the nine months ended September 30, 2002 was 29.4% compared to 19.5% for the nine months ended September 30, 2001. The increase in gross margin as a percentage of revenues for the three and nine months ended September 30, 2002 was primarily due to the fact that cost of sales for the three and nine months ended September 30, 2001 included an inventory write-down of $6.8 million and $10.7 million, respectively. In addition, the Company has made improvements in its manufacturing cost structure since the nine months ended September 30, 2001 by streamlining its manufacturing processes and obtaining material cost reductions from its vendors. RadiSys’ long-term strategic gross margin target continues to be approximately 32-35%. RadiSys is continuing to experience underutilization of its manufacturing capacity, which is causing the deviation between the current gross margin and its strategic target.

     Research and Development. Research and development expenses decreased by $1.4 million or 16.3% from $8.4 million for the three months ended September 30, 2001 to $7.0 million for the three months ended September 30, 2002. Research and development expenses decreased by $3.3 million or 12.4% from $26.8 million for the nine months ended September 30, 2001 to $23.5 million for the nine months ended September 30, 2002. The decrease in expense for the nine months ended September 30, 2002 resulted from lower spending because of the closure of the Boston, Massachusetts Digital Signaling Processors (“DSP”) design center during the second quarter of 2001 and the Houston, Texas design center during the second quarter of 2002. Overall, the decrease is a result of the reduction in engineering headcount from 276 at September 30, 2001 to 210 at September 30, 2002. The Company’s target for research and development expense continues to be approximately 10-12% of revenues.

     Selling, General, and Administrative. Selling, general, and administrative (“SG&A”) expenses decreased by $0.9 million or 10.5% from $8.4 million for the three months ended September 30, 2001 to $7.5 million for the three months ended September 30, 2002. The decrease for the third quarter of 2002 was attributable to the various spending reductions associated with the restructuring activities implemented last year and during the quarter ended June 30, 2002. SG&A expenses for the three months ended September 30, 2001 also included additional expenses resulting from the acquisition of Microware System Corporation (“Microware”) completed during the quarter ended September 30, 2001. SG&A expenses decreased by $1.8 million or 6.9% from $26.5 million for the nine months ended September 30, 2001 to $24.7 million for the nine months ended September 30, 2002. The decrease for the nine months ended September 30, 2002 was primarily due to lower overall spending through cost control measures and domestic and international sales office consolidations implemented during 2001 and 2002. During 2002, the Company’s total number of non-engineering employees decreased to 405 at September 30, 2002 from 542 at September 30, 2001 as a result of restructuring and consolidation of operations. These decreases were offset by the $1.2 million of severance-related expenses paid to the Company’s former Chairman and Chief Executive Officer, who departed during the three months ended June 30, 2002. The Company’s long-term target for selling, general, and administrative expenses continues to be approximately 9-10% of revenues.

     Goodwill Amortization. There was no goodwill amortization expense for the three or nine months ended September 30, 2002 compared to $1.4 million and $4.1 million for the three and nine months ended September 30, 2001, respectively. The Company ceased the amortization of goodwill effective January 1, 2002 in order to comply with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”). SFAS 142 further requires goodwill to be tested for impairment annually and under certain circumstances written down when impaired, rather than being amortized as previous standards required. To comply with this provision of SFAS 142, the Company conducted and completed a comprehensive goodwill impairment analysis during the six months ended June 30, 2002. Based upon the analysis, the Company has concluded that as of January 1, 2002, there was no goodwill impairment. The Company updated its goodwill impairment analysis at September 30, 2002 and concluded that as of September 30, 2002, there was no goodwill impairment. During the quarter ended September 30, 2002 and through the date of this report, the Company’s stock has traded at lower levels than in previous quarters. If the Company’s stock price does not recover to higher levels within the next six months, the Company may incur an impairment write-down of goodwill and/or intangible assets.

     Intangible Assets Amortization. Intangibles amortization expense increased by $0.2 million or 25.0% from $0.6 million for the three months ended September 30, 2001 to $0.8 million for the three months ended September 30, 2002. For the nine months ended September 30, 2002, intangibles amortization increased $1.1 million or 100.3% from $1.2 million for the nine months ended September 30, 2001 to $2.3 million for the nine months ended September 30, 2002. The increase in intangible assets amortization is principally attributable to $11.2 million of intangible assets purchased through the acquisition of Microware completed in August 2001. Amortization periods for intangibles range from four to 15 years. The Company expects intangible amortization to be approximately $0.8 million per quarter for the fourth quarter of 2002.

     Restructuring Charges. During the year ended December 31, 2001, the Company recorded three restructuring charges. The Company recorded an additional restructuring charge during the quarter ended June 30, 2002 to improve its efficiency and cost effectiveness. The details concerning all the restructuring charges taken during 2001 and 2002 are described below:

First Quarter 2001 Restructuring Charge

     In March 2001, RadiSys recorded restructuring charges of $9.8 million primarily as a result of the Company’s decision to close the Houston, Texas surface mount manufacturing plant and to consolidate all internal manufacturing operations into the Hillsboro, Oregon plant. Additionally, certain sales offices were consolidated and end-of-life programs were accelerated on non-strategic products. These decisions were made in light of overall market conditions and the economic downturn experienced in the latter part of the fourth quarter of 2000 and, more significantly, during the first quarter of 2001. In 2000, migration of board assembly work to the Oregon plant was initiated, and in January 2001, the Company announced its plan to complete board assembly consolidation. As the quarter progressed, the Company recognized the need for even greater operating efficiency and decided to completely eliminate manufacturing operations in Houston, Texas by September 30, 2001. RadiSys continued to operate a service center in Houston, Texas, until the fourth quarter of 2001, when a decision was made to consolidate the service center into the Hillsboro, Oregon facility. During the second quarter of 2002, the Company made a decision to completely close the Houston, Texas facility and consolidate the design center into the Hillsboro, Oregon and the Boca Raton, Florida facilities. Subsequently, the design center in Houston, Texas was closed and vacated in September 2002.

     Costs included in the charges were: (i) employee termination and other related costs, (ii) facility and leasehold improvement charges related to vacating the manufacturing plant and two international sales offices, (iii) write-downs of property and equipment deemed impaired at the time of the restructuring, (iv) capitalized software write-downs associated with the acceleration of end-of-life product strategies, and (v) other charges including legal and accounting fees. Of the $9.8 million in restructuring charges, approximately $5.1 million will consist of cash expenditures.

     The following table summarizes the restructuring charges, write-offs, and expenditures relating to this initiative, which commenced during the quarter ended March 31, 2001:

(In thousands)
	Employee termination and related costs	Leasehold improvements and facilities	Property and equipment	Capitalized software	Other charges	Total

Restructuring costs	$2,777	$3,434	$2,460	$1,067	$105	$9,843
Expenditures	(2,545)	(378)	—	—	(46)	(2,969)
Write-offs/adjustments	—	(113)	(2,460)	(1,067)	—	(3,640)

Balance accrued as of December 31, 2001	232	2,943	—	—	59	3,234
Expenditures	(36)	(213)	—	—	(10)	(259)
Write-offs/adjustments	(196)	(230)	—	—	—	(426)

Balance accrued as of March 31, 2002	—	2,500	—	—	49	2,549
Expenditures	—	(206)	—	—	—	(206)
Write-offs/adjustments	—	(25)	—	—	(49)	(74)

Balance accrued as of June 30, 2002	—	2,269	—	—	—	2,269
Expenditures		(137)
Write-offs/adjustments		(28)

Balance accrued as of September 30, 2002	$—	$2,104	$—	$—	$—	$2,104

     Employee termination costs consist of severance and insurance benefits, and related costs associated with the elimination of approximately 150 manufacturing positions in Houston, Texas along with approximately 50 other positions in sales and other supporting functions as announced on March 30, 2001. All affected employees were terminated prior to September 30, 2001; however, the costs associated with these terminations were paid through the quarter ended March 31, 2002. As of September 30, 2002, RadiSys had paid $2.6 million of severance and related termination costs and recorded adjustments of $0.2 million for the over-accrual of severance costs related to this restructuring charge.

     Included in the leasehold improvements and facilities charge is $2.5 million related to the decision to vacate leased space at the Houston, Texas plant and sales offices in France and Germany, and leasehold improvements approximating $1.0 million related to the Houston, Texas site. Lease costs and amortization of leasehold improvements for these facilities will be charged against the restructuring accrual on a monthly basis upon vacation of the premises, until the lease contracts expire, or the facilities are sub-leased. If the facilities are not sub-leased, the outstanding facilities accrual may need to be increased. During the last three quarters of the year ended December 31, 2001 and the three quarters ended September 30, 2002, the Company charged expenditures of $0.9 million of lease costs and adjustments of $0.4 million related to amortization of leasehold improvements against the restructuring accrual.

     As a result of the decision to close the Houston manufacturing plant, the majority of property and equipment at the site was deemed to be impaired based upon an analysis conducted. Accordingly, all furniture, fixtures, and manufacturing and office equipment expected to be sold or scrapped were written down to estimated salvage values as of March 31, 2001 in accordance with SFAS 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of,” (“SFAS 121”). No adjustments were made for assets expected to be transferred for use at the Hillsboro location. Most of the impaired assets were utilized until September 30, 2001, the plant closure date. RadiSys completely removed, sold, or scrapped these impaired assets by the end of 2001. A small portion of the assets relating to Surface Mount Technology (“SMT”) production was removed from use and disposed of during the second quarter of 2001.

During the quarter ended March 31, 2001, the Company discontinued all non-strategic in-process capitalized software efforts. As a result of these decisions, RadiSys wrote off $1.1 million relating to these capitalized software projects, as no future revenue would be realized from these projects. This write-off is included in Restructuring charges in the Consolidated Statement of Operations for the nine months ended September 30, 2001.

     Second Quarter 2001 Restructuring Charge

     In June 2001, the Company recorded a restructuring provision of $3.2 million, primarily relating to the closure of the Boston, Massachusetts DSP design center and severance of approximately 58 employees. The decision to close the design center and eliminate these positions was a result of a comprehensive review of the Company’s infrastructure to lower its break-even point in subsequent quarters.

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

     The following table summarizes the restructuring charges, write-offs, and expenditures relating to the second quarter 2001 restructuring charge:

	Employee termination and related costs	Leasehold improvements and facilities	Property and equipment	Capitalized software	Other charges	Total

Restructuring costs	$1,298	$249	$51	$1,521	$100	$3,219
Expenditures	(1,040)	(117)	—	—	(56)	(1,213)
Write-offs/adjustments	—	(106)	(51)	(1,521)	—	(1,678)

Balance accrued as of December 31, 2001	258	26	—	—	44	328
Write-offs/adjustments	(258)	(26)	—	—	1	(283)

Balance accrued as of March 31, 2002	—	—	—	—	45	45
Write-offs/adjustments	—	—	—	—	(45)	(45)

Balance accrued as of June 30, 2002	—	$—	—	—	—	—
Write-offs/adjustments	—	—	—	—	—	—

Balance accrued as of September 30, 2002	$—	$—	$—	$—	$—	$—

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

     During the quarter ended June 30, 2001, the Company discontinued all capitalized software efforts at the Boston design center. As a result, the Company wrote off $1.5 million relating to these capitalized software projects, as no future revenue would be realized from these projects.

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

     Costs included in the charges were: (i) employee termination and other related costs, (ii) facility and leasehold improvement charges related to vacating various locations both domestically and internationally, (iii) write-downs of property and equipment impaired as a result of the restructuring, and (iv) other charges including legal and accounting fees. Of the $3.9 million in restructuring charges, approximately $3.4 million consist of cash expenditures.

     The following table summarizes the restructuring charges, write-offs, and expenditures relating to the fourth quarter 2001 restructuring charge:

	Employee termination and related costs	Facilities	Property and equipment	Other charges	Total

Restructuring costs	$914	$2,417	$463	$132	$3,926
Expenditures	(452)	—	—	—	(452)
Write-offs/adjustments	—	—	(463)	—	(463)

Balance accrued as of December 31, 2001	462	2,417	—	132	3,011
Expenditures	(157)	(130)	—	(3)	(290)

Balance accrued as of March 31, 2002	305	2,287	—	129	2,721
Expenditures	(110)	(293)	—	—	(403)
Write-offs/adjustments	—	(15)	—	—	(15)

Balance accrued as of June 30, 2002	195	1,979	—	129	$2,303
Expenditures	—	(336)	—	—	(336)

Balance accrued as of September 30, 2002	$195	$1,643	$—	$129	$1,967

     Employee termination costs consist of severance, insurance benefits, and related costs associated with the elimination of 60 domestic positions and six international positions. All affected employees were notified prior to December 31, 2001; however, the costs associated with these terminations will continue to be paid through the quarter ending December 31, 2002. As of September 30, 2002, RadiSys had paid $0.7 million of severance costs related to this restructuring charge.

     Included in the facilities charge is $2.4 million related to the decision to vacate leased spaces at six of the Company’s domestic locations and seven international locations. Lease costs for these facilities will be charged against the restructuring accrual on a monthly basis upon vacation of the premises, until the lease contracts expire, or the facilities are sub-leased. If the facilities are not sub-leased the outstanding facilities accrual may need to be increased. During the nine months ended September 30, 2002, the Company charged $0.8 million of lease costs against the restructuring accrual.

     The property and equipment charge of $0.5 million is comprised of the remaining net book value of customized SAP software modules at the Houston facility. The Company’s decision to vacate the remainder of the Houston facility during the fourth quarter prompted the decision to write off the remaining net book value of the SAP software costs.

     Second Quarter 2002 Restructuring Charge

     In June 2002, the Company recorded a restructuring provision of $4.4 million as a result of its continued efforts to improve its cost structure and consolidate redundant functions and facilities. The restructuring charge includes a net workforce reduction of approximately 80 employees, the closure of the Houston, Texas Design Center, and the consolidation of certain domestic and international sales and service offices. These actions are to result in quarterly savings of approximately $2.5 million once fully implemented during the fourth quarter of 2002.

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

     The following table summarizes the restructuring charges, write-offs, and expenditures relating to the second quarter 2002 restructuring charge:

(In thousands)

	Employee termination and related costs	Facilities	Property and equipment	Other charges	Total

Restructuring costs	$2,606	$750	$530	$465	$4,351
Expenditures	(107)	—	—	—	(107)

Balance accrued as of June 30, 2002	2,499	750	530	465	4,244
Expenditures	(1,369)	(65)	—	(14)	(1,448)
Write-offs/adjustments	148	(1)	4	—	151

Balance accrued as of September 30, 2002	$1,278	$684	$534	$451	$2,947

     Employee termination costs consist of severance, insurance benefits, and related costs associated with the elimination of 80 positions. All affected employees were notified prior to June 30, 2002; however, the costs associated with these terminations will continue to be paid through the quarter ending June 30, 2003. As of September 30, 2002, RadiSys had paid $1.5 million of severance costs related to this restructuring charge.

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

     Interest (Expense) Income, net. Net interest expense increased $0.5 million from net interest expense of $0.1 million for the three months ended September 30, 2001 to net interest expense of $0.6 million for the three months ended September 30, 2002. Net interest income decreased $2.5 million from net interest income of $0.5 million for the nine months ended September 30, 2001 to net interest expense of $2.0 million for the nine months ended September 30, 2002. The primary reason for the decrease in net interest income was due to the average interest rate yields on short-term and long-term investments falling from an average of 4.6% for the nine months ended September 30, 2001 to 3.0% for the nine months ended September 30, 2002. Furthermore, the Company’s total investment balance, including marketable securities, decreased from a par value of $93.2 million at September 30, 2001 to a par value of $84.9 million at September 30, 2002. This decrease was primarily due to the fact that the Company used $16.5 million of cash in the repurchase of the convertible subordinated notes and $1.1 million of cash to repurchase 147,000 shares of the Company’s common stock during the nine months ended September 30, 2002, instead of reinvesting. The Company incurred interest expense of $0.1 million and $0.4 million for the three and nine months ended September 30, 2002, respectively related to the mortgage of the building acquired through the purchase of Microware completed in August 2001. For the three and nine months ended September 30, 2001, the Company incurred only $0.1 million of interest expense related to the aforementioned mortgage acquired in August 2001.

     Other Expense, net. Net other expense decreased by $0.1 million or 26.7% from $0.4 million for the three months ended September 30, 2001 to $0.3 million for the three months ended September 30, 2002. This decrease was primarily attributable to the impact of foreign exchange rate fluctuations.

     Net other expense decreased by $0.4 million or 37.8% from $1.1 million for the nine months ended September 30, 2001 to $0.7 million for the nine months ended September 30, 2002. This decrease was primarily attributable to the $0.4 million net realized loss of the investment in GA eXpress (“GA”) stock recorded during the quarter ended March 31, 2001.

     Gain on early extinguishments of convertible subordinated notes. During the nine months ended September 30, 2002, the Company repurchased approximately $19.9 million principal amount of its 5.5% convertible subordinated notes, with associated net discount of $0.5 million for $16.5 million in negotiated transactions with third parties. The early extinguishments of the notes resulted in a gain of approximately $2.9 million.

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

     Income Tax Benefit. The Company recorded an income tax benefit of $0.5 million for the three months ended September 30, 2002 compared to $2.6 million for three months ended September 30, 2001. The Company’s effective tax rate was (50.3%) for the quarter ended September 30, 2002 compared to (44.9%) for the quarter ended September 30, 2001. The Company’s tax benefit for the nine months ended September 30, 2002 was $5.5 million compared to $17.6 million for the nine months ended September 30, 2001. The Company’s effective tax rate was (56.5%) for the nine months ended September 30, 2002, compared to (45.4%) for the nine months ended September 30, 2001. The Company’s current effective tax rate differs from the statutory rate primarily due to expected research and development tax credit and tax benefits associated with foreign export sales and certain international tax strategies to be realized in 2002.

     As of September 30, 2002, the Company’s net deferred tax asset was $30.5 million, net of a valuation allowance of $17.5 million. The net deferred tax asset consisted of net operating loss carryforwards of approximately $11.6 million, R&D tax credits of $7.5 million, inventory write-downs of $5.7 million, restructuring related costs of $1.9 million, and other various temporary differences of $3.8 million. If not used to reduce income taxes payable in future periods, net operating loss carryforwards will expire between 2002 and 2021, and R&D tax credits will expire between 2009 and 2021.

     SFAS No. 109, “Accounting for Income Taxes,” (“SFAS 109”) requires that the tax benefits described above be recorded as an asset to the extent that the management assesses the utilization of such assets to be “more likely than not”; otherwise, a valuation allowance is required. Based on this guidance, the Company recorded a valuation allowance amounting to $17.5 million and $19.0 million at September 30, 2002 and December 31, 2001, respectively, against such deferred tax assets. The Company believes that the net deferred tax asset of $30.5 million reflected on the consolidated balance sheet as of September 30, 2002 is realizable based on its future forecasts of taxable income.

LIQUIDITY AND CAPITAL RESOURCES

     The following table summarizes selected financial information for each of the quarters ended on the dates indicated:

(In thousands)

	September 30, 2002	December 31, 2001		September 30, 2001

Working capital	$129,364	$141,940		$165,720
Cash and cash equivalents	$27,492	$29,036		$26,153
Short-term investments, net	$73,611	$71,117		$83,686
Accounts receivable, net	$28,071	$41,694		$42,448
Inventories, net	$26,737	$32,651		$42,835
Long-term investments, net	$13,568	$13,197		$—
Accounts payable	$19,181	$24,512		$15,620
Convertible subordinated notes, net	$78,389	$97,521		$97,429
Days sales outstanding (A)	53	68		72
Days to pay (B)	53	41	*	35	#
Inventory turns (C)	4.9	6.7	*	3.8	#

(A)	Based on (ending net trade receivables divided by quarterly revenue each period) times (365 divided by 4).
(B)	Based on (ending accounts payable divided by quarterly cost of sales) times (365 divided by 4).
(C)	Based on (quarterly cost of sales divided by ending inventory) times 4.

*     Cost of sales includes fourth quarter 2001 inventory adjustments totaling $14.0 million.
#     Cost of sales includes first and second quarter 2001 inventory adjustments totaling $3.9 and $6.8 million, respectively.

     Cash and cash equivalents decreased by $1.5 million during the nine months ended September 30, 2002 from $29.0 million at December 31, 2001 to $27.5 million. Activities impacting cash and cash equivalents are as follows:

(In thousands)

	Nine Months Ended September 30,

	2002	2001

Cash provided by (used in) operating activities	$18,240	$(4,212)
Cash used in investing activities	(7,019)	(14,766)
Cash (used in) provided by financing activities	(14,702)	3,855
Effect of exchange rate changes on cash	1,937	655

Net decrease in cash and cash equivalents	$(1,544)	$(14,468)

     Improvements in cash provided by operating activities during the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 resulted primarily from a significantly lower net loss and decreases in accounts receivable and other current assets. The net decrease in accounts receivable of $13.6 million from December 31, 2001 to September 30, 2002 resulted from an improvement in average days sales outstanding from 68 days for the quarter ended December 31, 2001 to 53 days for the quarter ended September 30, 2002 as well as lower sales volume during the nine months ended September 30, 2002 compared the nine months ended September 30, 2001. The decrease in other current assets for the nine months ended September 30, 2002 was primarily due to a $6.7 million tax refund the Company received from the Internal Revenue Service pursuant to the provisions of the Economic Stimulus Bill, Job Creation and Workers Assistance Act of 2002 passed by Congress, which extends, by three years, the periods to which the unused net operating losses incurred in 2001 and 2002 can be carried back. Cash used in operating activities during the nine months ended September 30, 2001 resulted principally from a net loss of $21.1 million, deferred income taxes of $10.4 million, and a decrease in accounts payable of $18.4 million partially offset by a decrease in accounts receivable of $28.7 million.

     Net cash used in investing activities was $7.0 million for the nine months ended September 30, 2002 compared to net cash used in investing activities of $14.8 million for the nine months ended September 30, 2001. Significant investing activities affecting cash and cash equivalents for the nine months ended September 30, 2002 included $77.8 million in investment purchases and capital expenditures of $2.5 million, offset by proceeds received from maturities of investments of $73.5 million. Capital expenditures of $2.5 million primarily consisted of network upgrades, manufacturing test equipment, and purchases of computers. Significant investing activities affecting cash and cash equivalents for the nine months ended September 30, 2001 consisted of $146.5 million in investment purchases, business acquisitions of $19.0 million, and capital expenditures of $4.0 million offset by $157.4 million of proceeds from investment maturities. Business acquisitions consisted of the purchase of S-Link Corporation (“S-Link”) for cash of $4.5 million and Microware for $13.5 million and the increased purchase price recorded for the OCP acquisition of $1.0 million based upon a formula tied to certain OCP revenues pursuant to the acquisition agreement. Capital expenditures primarily consisted of SAP implementation costs and network upgrades.

     Net cash used in financing activities was $14.7 million for the nine months ended September 30, 2002 compared to net cash provided by financing activities of $3.9 million for the nine months ended September 30, 2001. Financing activities for the nine months ended September 30, 2002 consisted of $3.0 million of proceeds from issuance of common stock in connection with exercise of stock options under the 1995 Stock Incentive Plan and the purchase of shares under the Employee Stock Purchase Plan. This increase was offset by the repurchase of approximately $19.9 million of convertible subordinated notes for $16.5 million and the repurchase of 147,000 shares of the Company’s common stock for $1.1 million. Significant financing activities for the nine months ended September 30, 2001 included $4.9 million in proceeds from issuance of common stock in connection with exercise of stock options under the 1995 Stock Incentive Plan and the purchase of shares under the Employee Stock Purchase Plan. This increase was partially offset by the repurchase of 72,000 shares of the Company’s common stock for $1.0 million.

Line of Credit

     During the quarter ended March 31, 2002, the Company renewed its line of credit facility for $10.0 million at an interest rate based upon the lower of LIBOR plus 1.0% or the bank’s prime rate. The line of credit expires on March 31, 2003. This line of credit is collateralized by the Company’s non-equity investments. The market value of these investments must exceed 125.0% of the borrowed facility amount, and the investments must meet specified investment grade ratings. As of September 30, 2002 and December 31, 2001, there was no outstanding balance on the line of credit.

Convertible Subordinated Notes, net

     During the three months ended June 30, 2002, RadiSys’ board of directors authorized the repurchase of up to $10.0 million of convertible subordinated notes. This Board authorization was in addition to the Board authorization given during the three months ended March 31, 2002 to repurchase up to $20.0 million of convertible subordinated notes. RadiSys may purchase the notes in the open market or through privately negotiated transactions. During the nine months ended September 30, 2002, the Company repurchased approximately $19.9 million principal amount of the 5.5% convertible subordinated notes, with associated net discount of $0.5 million, for $16.5 million in negotiated transactions with third parties. The early extinguishments of the notes resulted in a gain of approximately $2.9 million.

     The Company elected early adoption of SFAS 145, and, accordingly, reclassified the extraordinary gain of $0.8 million and its income tax effect of $0.5 million recorded in the quarter ended March 31, 2002 to an ordinary gain of $1.4 million. See “New Pronouncements” below.

Liquidity Outlook

     The Company believes that its current cash and cash equivalents, short-term investments, and cash generated from operations will satisfy its expected working capital needs, capital expenditures, investment requirements, stock repurchases, and other liquidity requirements associated with its existing operations for at least the next 12 months. Based on current budgets and forecasts, capital expenditures are expected to be minimal in the near-term, ranging from $0.5 million to $1.0 million per quarter. Because capital requirements cannot be predicted with certainty, it is possible that the Company will require additional financing before the expiration of 12 months, and this financing may not be available on commercially reasonable terms or at all.

     FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q and statements the Company’s management may make from time to time contain forward-looking statements. The Company’s statements concerning the Company’s expectations and goals for revenues, gross margin, research and development expenses, selling, general, and administrative expenses, and intangible assets amortization, the impact of the Company’s restructuring events on future revenues, the anticipated cost savings effects of the Company’s restructuring activities, the Company’s projected liquidity and capital expenditures, the Company’s expectations regarding implementation of FASB pronouncements and realization of tax benefits, and the Company’s expectations concerning the effect of any sudden change in market interest rates on the Company’s securities portfolio are some of the forward-looking statements contained in this Quarterly Report on Form 10-Q. All statements, other than statements of historical fact, that relate to future events or to the Company’s future performance are forward-looking statements. In some cases, forward-looking statements can be identified by terms such as “may,” “will,” “should,” “expect,” “plans,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “the Company’s future success depends,” “seek to continue,” “its intent,” “intends,” the negative of these terms, or other comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s or the Company’s industries’ actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among other things:

•	dependence on the relationship with Intel Corporation and its products;

•	lower than expected or delayed sales by the Company’s customers;

•	dependence on sales to a few key customers;

•	changes in customer order patterns or inventory levels;

•	excess or obsolete inventory and variations in inventory valuation;

•	lower than expected or delayed or cancelled design wins with key customers;

•	failure of leading customers to incorporate the Company’s solutions in successful products;

•	excess manufacturing capacity;

•	execution of the development or production ramp for design wins;

•	deliveries of products containing errors, defects, or bugs;

•	dependence on a limited number of suppliers or, in some cases, one supplier for components and equipment used to manufacture products;

•	competition in the Company’s various markets, which may lead to lower than expected sales prices for the Company’s products or reduced sales volume;

•	political, economic and regulatory risks associated with international operations, including interest rate and currency exchange rate fluctuations;

•	political unrest or instability;

•	disruptions in the general economy and in the Company’s business, including disruptions of cash flow and the Company’s normal operations, that may result from terrorist attacks or armed conflict;

•	ability to attract and retain qualified personnel, including at the most senior management levels;

•	technological difficulties and resource constraints encountered in developing new products;

•	the impact of rapid technological and market changes;

•	the inability to protect the Company’s intellectual property or successfully to defend against infringement claims by others;

•	business conditions in the general economy and in the markets the Company serves, particularly the communications markets;

•	difficulty or inability to meet the Company’s obligations to repay indebtedness;

•	lower than expected sales to customers due to technology export restrictions that may hinder the ability of customers to export the Company’s products;

•	changes in trade, monetary and fiscal policies, laws and regulations, or other actions of U.S. and non-U.S. governments, agencies and similar organizations, that could adversely affect the Company’s financial results; and

•	other risk factors listed from time to time in the Company’s Securities and Exchange Commission (“SEC”) reports, including but not limited to those listed under the section entitled “Risk Factors” or “Factors That May Affect the Company’s Business or the Price of Its Common Stock” in this Quarterly Report on Form 10-Q and subsequently and previously filed reports.

     Although forward-looking statements help provide complete information about RadiSys, investors should keep in mind that forward-looking statements are only predictions and are inherently less reliable than historical information. Actual events or results may differ materially. In evaluating these statements, you should specifically consider the risks outlined above and those listed under “Risk Factors” or “Factors That May Affect the Company’s Business or the Price of Its Common Stock” in this report and subsequently and previously filed reports. These risk factors may cause the Company’s actual results to differ materially from any forward-looking statement.

     The Company does not guarantee future results, levels of activity, performance or achievements and does not assume responsibility for the accuracy and completeness of the Company’s forward-looking statements.

FACTORS THAT MAY AFFECT THE COMPANY’S BUSINESS OR THE PRICE OF ITS COMMON STOCK

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

     A number of factors may contribute to fluctuations in revenues and operating results. The Company may have difficulty predicting the volume and timing of orders for products, and delays in closing orders can cause the Company’s operating results to fall substantially short of anticipated levels for any period. Delays by RadiSys’ customers in producing products that incorporate RadiSys’ products also could cause its operating results to fall short of anticipated levels. Other factors that may particularly contribute to fluctuations in the Company’s revenue and operating results include:

•	changes in customer demand for the Company’s products;

•	success in achieving design wins in which the Company’s products are designed into those of the Company’s customers;

•	market acceptance of the customers’ products that incorporate the Company’s products;

•	rate of adoption of new products;

•	the Company’s levels of excess or obsolete inventory and variations in inventory valuation;

•	competition from new technologies and other companies or consolidation of customers or competitors; and

•	unpredictability of the life cycles of RadiSys’ customers’ products.

Because of the Company’s dependence on its relationship with Intel and its products, any disruption of its relationship with Intel, or any downturn in Intel’s business, could have an adverse impact on business.

     The Company’s success is significantly dependent on Intel’s continued commitment to the embedded computer market. Most of RadiSys’ products are based on Intel’s architecture. If Intel were to decide to de-emphasize or withdraw support of the embedded computer segment of the computer market, the Company’s business, financial position, and results of operations would be materially adversely affected.

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

RadiSys derives a substantial portion of its revenues from the communications market and any inability to sell RadiSys’ products to this market, whether as a result of economic uncertainty in the communications market, a general economic downturn, changing industry standards or other factors, could have a substantially negative impact on its revenues.

     The Company derives a substantial portion of product revenues from sales of products for communications applications. The communications market is characterized by intense competition, rapid technological change, economic uncertainty, and structural financial problems.

     Sales of RadiSys’ products are subject to substantial cyclical fluctuation. Demand for RadiSys’ products may decline when there is economic uncertainty in RadiSys’ key markets, particularly the communications market. A slowing economy in the United States in 2002, and in the communications market in particular, has created additional uncertainties for RadiSys’ customers and RadiSys’ business. RadiSys’ sensitivity to economic cyclicality and any related fluctuation in customer demand could have a material adverse effect on RadiSys’ revenues and financial condition.

     In addition, products for communications applications are often based on industry standards, which are continually evolving. RadiSys’ future success will depend, in part, upon its ability to successfully develop and introduce new products based on emerging industry standards. The Company’s failure to conform to these standards could render its products unmarketable or obsolete. If the communications market develops new standards, the Company may be unable to successfully design and manufacture new products that address the needs of RadiSys’ customers or achieve substantial market acceptance.

RadiSys is affected by the financial health of its customers, particularly those in the communications market.

     RadiSys faces increased risk of order reduction or cancellation when dealing with financially ailing customers in times of economic uncertainty. Some of RadiSys’ significant customers have experienced financial difficulties in the past and RadiSys believes some if its customers may be having financial difficulties in the current economy. Such difficulties of RadiSys’ customers have had an adverse effect on RadiSys’ business. Continued or further reduction in demand for RadiSys’ products as a result of decreases in capital spending by RadiSys’ customers could result in shrinkage of RadiSys’ total addressable markets, increased risk of excess and obsolete inventory and excess manufacturing capacity. If the economic conditions in RadiSys’ key markets do not improve or if they deteriorate further, the financial health of RadiSys’ customers will continue to be adversely affected, which could in turn have a material adverse effect on RadiSys’ revenues and financial condition.

     Some of RadiSys’ customers may not be able to withstand changes in business conditions, including the recent economic downturn. In anticipation of fulfilling orders from particular customers, Radisys may procure inventory based on criteria specific to those customers. If those customers then declare bankruptcy or cease operations, RadiSys may be left with excess inventory that RadiSys must write down, which in turn could result in lower gross margins and earnings.

     In addition, RadiSys’ customers may have difficulty meeting their financial obligations to RadiSys due to changes in the capital markets, which could reduce RadiSys’ revenue and harm its business. Due to increased volatility in equity markets and tightening of lending in the credit markets, RadiSys believes that it is exposed to some risk that customers will not be able to pay RadiSys the amounts that they owe. This would lead to increases in RadiSys’ outstanding accounts receivable as a percentage of revenue, extended payback periods, increased risk of customer default and potential losses in excess of RadiSys’ reserves.

If RadiSys inaccurately estimates customer demand as a result of continued economic uncertainty or other factors, both generally and in the communications market in particular, RadiSys’ business, results of operations and financial condition could be harmed.

     RadiSys’ customers may alter or delay their plans to deploy products for a variety of reasons. This would increase the risk that RadiSys’ sales would decline in any particular quarter and could harm RadiSys’ business, operating results and financial condition. If customers demand declines substantially inside of RadiSys’ supplier lead times, RadiSys’ inventory levels will increase, exposing RadiSys to losses related to excess and obsolete inventory. Delays in customer orders could also expose RadiSys to increased risk of excess and obsolete inventory.

The Company’s ability to reduce costs is limited by its ongoing need to invest in research and development.

     The Company’s industry is characterized by the need for continued investment in research and development. If the Company failed to invest sufficiently in research and development, the Company’s products could become less attractive to potential customers, and its business and financial condition could be materially adversely affected. As a result of the Company’s need to maintain or increase its spending levels in this area and the difficulty in reducing costs associated with research and development, the Company’s operating results could be materially adversely affected if its net sales fall below expectations. In addition, as a result of RadiSys’ emphasis on research and development and technological innovation, its operating costs may increase further in the future.

If the Company does not achieve design wins with key customers, the Company may be unable to secure design wins from, and therefore make sales of its products to, these customers in the future.

     Once a customer has designed RadiSys’ content into its products, the customer may be reluctant to change its solution source due to the significant costs associated with qualifying a new supplier. Accordingly, the failure to achieve design wins with key customers who have chosen a competitor’s solution could create barriers to future sales opportunities with such customers and could limit the Company’s growth.

If leading customers do not incorporate RadiSys’ products in successful products, sales of RadiSys’ products will decline significantly.

     The Company relies on customers, such as Nokia and Nortel, to include its products in their products. RadiSys further relies on the customers’ products to be successful. If these products are not successful, the Company will not sell its products in large quantities to these customers. Accordingly, the Company must correctly anticipate the price, performance, and functionality requirements of the customers. The Company also must successfully develop products that meet these requirements and make these products available on a timely basis and in sufficient quantities. Moreover, if there is consolidation in any of the Company’s target markets, especially communications, or if a small number of customers otherwise dominate any of these markets, then the Company’s success will depend on its ability to establish and maintain relationships with these market leaders. If RadiSys does not anticipate trends in any of its markets or fails to meet the requirements of customers, or if the Company does not successfully establish and maintain relationships with leading customers, then its business, financial position, and results of operations could be materially adversely affected.

If RadiSys delivers products with defects, the Company’s credibility could be harmed, and market acceptance and sales of its products could decrease.

     RadiSys’ products are complex and have contained errors, defects, and bugs when introduced. If the Company delivers products with errors, defects, or bugs, its credibility and market acceptance and sales of its products could be harmed. Further, if the Company’s products contain errors, defects, and bugs, then it may be required to expend significant capital and resources to alleviate such problems. Defects could also lead to product liability lawsuits against the Company or against RadiSys’ customers. The Company has agreed to indemnify its customers in some circumstances against liability from defects in its products. Product liability litigation arising from errors, defects, or problems, even if it resulted in an outcome favorable to RadiSys, could be time consuming and costly to defend. Existing or future laws or unfavorable judicial decisions could negate any limitation of liability provisions that are included in the Company’s license agreements. A successful product liability claim could materially adversely affect RadiSys’ business, financial position, and results of operations.

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

Because the Company depends on a few suppliers or, in some cases, one supplier for some of the components it uses in the manufacture of its products, a loss of that supplier or a shortage of any of those components could have a materially adverse effect on its business.

     RadiSys depends on third parties for a continuous supply of the components the Company uses in manufacturing its products. Some of these components are obtained from a single supplier, or a limited number of suppliers. Current market conditions may place financial strain on some of RadiSys’ suppliers, and these suppliers may not be able to meet RadiSys’ future requirements for components. RadiSys would encounter difficulty in locating alternative sources of supply for some of these components. Moreover, suppliers may discontinue or upgrade products, some of which are incorporated into the Company’s products. Any limitation, discontinuance, or upgrade could require the Company to redesign a product to incorporate newer or alternative technology. If the Company were to change any of its sole or limited source vendors, it would be required to requalify each new vendor. Requalification could prevent or delay product shipments that could negatively affect the Company’s results of operations. RadiSys has no long-term contracts with any suppliers. The electronics industry has experienced product shortages, some of which have been both prolonged and severe. Because of capacity constraints in the electronic component industry, RadiSys has, at times, experienced supply shortages of its components. These shortages have adversely affected component prices and have resulted in the delay of shipments of products incorporating these components. Failure to obtain adequate supplies of components or increases in the cost of components could have a materially adverse effect on the Company’s business, financial position, and results of operations.

Acquisitions may be costly and difficult to integrate, divert management resources or dilute shareholder value.

     RadiSys has considered and completed strategic acquisitions in the past, including the acquisitions in 2001 of S-Link Corporation and Microware Systems Corporation. In addition, the Company may acquire or make investments in complementary companies, products, or technologies in the future. RadiSys may not be able to integrate any acquired companies, products, or technologies successfully. In connection with any acquisitions or investments, the Company could:

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

Competition in the market for RadiSys’ products is intense, and could reduce the Company’s sales and prevent the Company from maintaining profitability.

     The market for RadiSys’ products is intensely competitive, highly fragmented, and rapidly changing. The Company expects competition to persist and intensify, which could result in price reductions, reduced gross margins, and loss of market share for its products.

     RadiSys competes with a number of companies including Motorola MCG, Force Computers, and Kontron. Some of RadiSys’ competitors and potential competitors have a number of significant advantages over RadiSys, including:

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

     As a result of increased competition, the Company could encounter significant pricing pressures resulting in price reductions. RadiSys may not be able to offset the effects of any price reductions.

The Company’s international operations expose the Company to additional costs and political, economic, and regulatory risks not faced by businesses that operate only in the United States.

     The Company conducts international operations in Europe and Asia. RadiSys’ international operations are subject to risks similar to those affecting RadiSys’ U.S. operations, as well as a number of additional costs and risks, including:

•	longer accounts receivable collection cycles;

•	expenses associated with localizing products for foreign markets;

•	difficulties in managing operations across disparate geographic areas;

•	difficulties in hiring qualified local personnel;

•	foreign currency exchange rate fluctuations;

•	difficulties associated with enforcing agreements and collecting receivables through foreign legal systems;

•	unexpected changes in regulatory requirements that impose multiple tax laws and regulations;

•	periodic economic downturns in foreign markets;

•	unstable political environments in foreign markets, including disruptions of cash flows and RadiSys’ normal operations that may result from terrorist attacks or armed conflicts; and

•	technology export restrictions restricting export of the Company’s products.

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

     RadiSys recently began selling its products in China. The legal system in China is still developing and is subject to change. Orders for RadiSys’ products in China could be adversely impacted by changes to or interpretation of Chinese law or by adverse changes in China’s trading status with the United States. If sales of RadiSys’ products to customers in China begin to constitute a significant portion of RadiSys’ total sales, the possibility that these risks could materially adversely affect RadiSys’ business will increase.

     Due to the Company’s significant reliance on international sales, the Company could be adversely affected by material unfavorable changes in current U.S. tax laws that provide for tax incentives to companies with certain export sales. In February 2000, the World Trade Organization (“WTO”) ruled that the foreign sales corporation (“FSC”) provisions constituted a prohibited export subsidy under the WTO agreements and ordered the U.S. to modify or eliminate the FSC tax provisions. In response to the WTO ruling, in October 2000, the U.S. government repealed the FSC provisions and in its place enacted the extraterritorial income exclusion (“ETI”) regime. In August 2001, the WTO ruled that the ETI regime was also in violation of the WTO agreements. If the ETI regime is repealed and no replacement tax incentives are enacted, then the future tax rate benefit to the Company could be adversely affected.

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

New technologies could render RadiSys’ products uncompetitive or obsolete.

     The market for RadiSys’ products is characterized by rapid technological change, evolving industry standards, changes in consumer requirements, and frequent new product introductions. If the Company is unable to adapt to its rapidly changing market on a cost-effective and timely basis, the Company’s business, financial position, and results of operations will be materially and adversely affected. Advances in technology could lead to products that have better performance or lower prices than RadiSys’ products, and could render its products obsolete and unmarketable.

If the Company is unable to protect its intellectual property, the Company may lose a valuable competitive advantage or be forced to incur costly litigation to protect its rights.

     The Company’s future success and ability to compete depends, in part, upon its proprietary technology, but its protective measures may prove inadequate to protect its proprietary rights. RadiSys relies principally on trade secrets for protection of its intellectual property. The Company also relies on a combination of patents, copyright, trademark and trade secret laws, and contractual provisions to establish and protect the Company’s intellectual property. Despite RadiSys’ efforts to protect its intellectual property, a third party could copy or otherwise obtain proprietary information without authorization, or could develop technology competitive to that of the Company. The Company’s competitors may independently develop similar technology, duplicate the Company’s products, or design around the Company’s intellectual property rights. In addition, the laws of some foreign countries do not protect RadiSys’ proprietary rights to as great an extent as do the laws of the United States. The Company expects that the use of its intellectual property will become more difficult to monitor if RadiSys increases its international presence. RadiSys may have to litigate to enforce its intellectual property rights, to protect its trade secrets or know-how, or to determine their scope, validity, or enforceability. Enforcing or defending its intellectual property rights is expensive, could cause the diversion of the Company’s resources, and may not prove successful. If RadiSys is unable to protect its intellectual property, the Company may lose a valuable competitive advantage.

If RadiSys becomes subject to intellectual property infringement claims, these claims could be costly and time consuming to defend, divert management attention, or cause product delays.

     Any intellectual property infringement claims against the Company, with or without merit, could be costly and time consuming to defend, divert management’s attention, or cause product delays. The Company expects that the Company and its competitors will be increasingly subject to infringement claims as the number of products and competitors in RadiSys’ industry grows, and as the functionality of products overlaps. In addition, from time to time RadiSys has received correspondence claiming that some of RadiSys’ products may be infringing one or more patents. None of these allegations has resulted in litigation. RadiSys believes that it has credible arguments that these patents are invalid, not infringed, or would not be enforced by a court. If, however, the Company’s products were found to be infringing a third party’s proprietary rights, RadiSys could be required to enter into royalty or licensing agreements to be able to sell its products and be subject to claims for damages. Royalty and licensing agreements, if required, may not be available on terms acceptable to RadiSys or at all. The Company cannot guarantee that any of the foregoing actions, if successful, would not have a materially adverse effect on RadiSys’ financial position and results of operations.

The loss of key management or the Company’s inability to attract and retain sufficient numbers of managerial, engineering, and other technical personnel could have a material adverse effect upon RadiSys’ results of operations.

     RadiSys’ continued success depends, in part, upon key managerial, engineering, and technical personnel as well as its ability to continue to attract and retain additional personnel. For example, RadiSys recently hired a new President and Chief Executive Officer, Scott C. Grout.

     In the past, key personnel have left RadiSys to pursue other opportunities. The loss of key personnel could have a material adverse effect on the Company’s business or results of its operations. RadiSys may not be able to retain its key managerial, engineering, and technical employees. The Company’s growth may be dependent on its ability to attract new highly skilled and qualified technical personnel, in addition to personnel that can implement and monitor its financial and managerial controls and reporting systems. RadiSys does not guarantee that its recruiting efforts to attract and retain these personnel will be successful.

Sufficient taxable income may not be generated for full utilization of the gross deferred tax assets, which could require the Company to record an additional valuation allowance against its deferred tax assets in future periods.

     Future levels of taxable income are dependent upon general economic conditions, including but not limited to growth of the Company’s markets, competitive pressures on sales and gross margins, successful implementation of tax planning strategies, and other factors beyond the Company’s control. Accordingly, the Company may be required to record an additional valuation allowance against its deferred tax assets in future periods if its future forecasts of taxable income are not achieved. On the other hand, if the Company generates taxable income in excess of its future forecasts, the valuation allowance may be reduced accordingly.

New Pronouncements

     In May 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” (“SFAS 145”). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary as outlined in SFAS No. 4 unless they meet the criteria for extraordinary items as outlined in Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” In addition, SFAS 145 also requires sale-leaseback accounting for certain lease modifications as defined in SFAS 13, that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. SFAS 145 pertaining to SFAS No. 4 is effective for fiscal years beginning after May 15, 2002, and SFAS 145 provisions related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. The Company has elected early adoption of SFAS 145 and, accordingly, reclassified the extraordinary gain of $814 and its income tax effect of $541 recorded in the quarter ended March 31, 2002 to a gain on early extinguishments of convertible subordinated notes of $1.4 million during the nine months ended September 30, 2002.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and be measured initially at its fair value when a liability is incurred. SFAS 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” where an exit cost was recognized at the date of an entity’s commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. RadiSys does not expect the implementation of this statement will have a material effect on the Company’s financial position or results of operations.

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

     The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The interest rate changes affect the fair market value but do not impact earnings or cash flows. The estimated fair value of the Company long-term debt at September 30, 2002 was $65.2 million. The effect of an immediate 10% change in interest rates would not have a material impact on the Company’s operating results or cash flows.

     Foreign Currency Risk. RadiSys pays the expenses of its international operations in local currencies, namely, the Japanese Yen, Canadian Dollar, British Pound, New Shekel, and Euro. The international operations are subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, future results could be materially and adversely affected by changes in these or other factors. RadiSys is also exposed to foreign exchange rate fluctuations as the balance sheet and income statement of its foreign subsidiaries are translated into U.S. dollars in consolidation. Because exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The Company implemented a hedging policy in the fourth quarter of 2000 to mitigate exposures on certain transactions and balances that are not denominated in U.S. dollars. The Company entered into several 30-day forward contracts to hedge its receivables in Yen, of which no forward contracts were outstanding at September 30, 2002 or December 31, 2001. Foreign exchange rate transaction losses, net of gains for the nine months ended September 30, 2002 and 2001 was approximately $0.9 million and $0.7 million, respectively.

     Equity Price Risk. RadiSys is exposed to equity price risk due to available-for-sale investments it holds in GA common stock and Met Life non-voting common stock. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. Neither a 10% increase nor a 10% decrease in equity prices would have a material effect on the Company’s financial position, results of operations, or cash flows because the carrying values of these investments in the financial statements are less than $0.5 million.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and the Company’s consolidated subsidiaries would be made known to them by others within those entities.

(b)	Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

PART II

OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)		Exhibits

	3.1	Second Restated Articles of Incorporation and amendments thereto. Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-95892), and by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, SEC File No. 0-26844.

	3.2	Restated Bylaws. Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38966).

	4.1	See Article IV of Exhibit 3.1 and Article VI of Exhibit 3.2.

	4.2	Resale Registration Rights Agreement dated August 9, 2000 among the Company and SG Cowen Securities Corporation, Banc of America Securities LLC, J.P. Morgan & Co. and First Security Van Kasper. Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (No. 333-49092).

	4.3	Indenture dated August 9, 2000 between the Company and U.S. Trust Company, National Association. Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement of Form S-3 (No. 333-49092).

	4.4	Form of Note. Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (No. 333-49092).

	10.1	Executive Change of Control agreement dated October 15, 2002 between the Company and Scott C. Grout.

	10.2	Executive Severance and Bonus Restriction Agreement dated August 2, 2002 between the Company and Julia Harper.

	10.3	Executive Severance and Bonus Restriction Agreement dated August 2, 2002 between the Company and Fred Yentz.

	10.4	Executive Severance and Bonus Restriction Agreement dated August 2, 2002 between the Company and Arif Kareem.

	99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuance to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuance to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Company filed a Form 8-K dated October 7, 2002 reporting Item 5.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADISYS CORPORATION

Date: November 13, 2002	By: /s/ Julia Harper

Julia Harper
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

CERTIFICATIONS

I, Scott C. Grout, certify that:

1. I have reviewed this quarterly report on Form 10-Q of RadiSys Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ Scott C. Grout

Scott C. Grout
Chief Executive Officer and President

I, Julia Harper, certify that:

1. I have reviewed this quarterly report on Form 10-Q of RadiSys Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ Julia Harper

Julia Harper
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Restated Articles of Incorporation and amendments thereto. Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-95892), and by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, SEC File No. 0-26844.

3.2	Restated Bylaws. Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38966).

4.1	See Article IV of Exhibit 3.1 and Article VI of Exhibit 3.2.

4.2	Resale Registration Rights Agreement dated August 9, 2000 among the Company and SG Cowen Securities Corporation, Banc of America Securities LLC, J.P. Morgan & Co. and First Security Van Kasper. Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (No. 333-49092).

4.3	Indenture dated August 9, 2000 between the Company and U.S. Trust Company, National Association. Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement of Form S-3 (No. 333-49092).

4.4	Form of Note. Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (No. 333-49092).

10.1	Executive Change of Control agreement dated October 15, 2002 between the Company and Scott C. Grout.

10.2	Executive Severance and Bonus Restriction Agreement dated August 2, 2002 between the Company and Julia Harper.

10.3	Executive Severance and Bonus Restriction Agreement dated August 2, 2002 between the Company and Fred Yentz.

10.4	Executive Severance and Bonus Restriction Agreement dated August 2, 2002 between the Company and Arif Kareem.

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuance to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuance to Section 906 of the Sarbanes-Oxley Act of 2002.