Form 10-K
period 2002-12-31
RADISYS CORP
filed 2003-03-27
CIK 873044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number 0-26844

RADISYS CORPORATION
(Exact name of registrant as specified in its charter)

OREGON	93-0945232
(State or other jurisdiction of Incorporation or Organization)	(I.R.S Employer Identification Number)

5445 N.E. Dawson Creek Drive
Hillsboro, OR 97124
(Address of principal executive offices,
including zip code)

(503) 615-1100
(Registrant’s telephone number,
including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☑ No ☐

The aggregate market value of the voting stock (based upon the closing price of the Nasdaq National Market on June 28, 2002 of $11.63) of the Registrant held by non-affiliates of the Registrant at that date was approximately $203,804,000. For purposes of the calculation executive officers, directors and holders of 10% or more of the outstanding Common Stock are considered affiliates.

Number of shares of Common Stock outstanding as of March 17, 2003: 17,729,296

DOCUMENTS INCORPORATED BY REFERENCE
Document	Part of Form 10-K into which Incorporated

Proxy Statement for 2003 Annual Meeting of Shareholders	Part III

RADISYS CORPORATION

FORM 10-K

PART I

Item 1. Business

Introduction

   RadiSys Corporation (“RadiSys” or the “Company”) provides embedded systems for compute, data processing, and network-intensive applications to Original Equipment Manufacturers (“OEM”s) within the commercial systems, service provider systems, and enterprise systems markets. The Company focuses on industry-leading solutions while working in a close “virtual division” relationship with its customers. The Company’s value proposition to its customers is providing leading technology solutions while improving their time-to-market advantage and reducing total life-cycle costs.

Markets

   RadiSys provides embedded technology solutions to three distinct markets:

  Commercial Systems – The commercial systems market is comprised of the following sub-markets: medical equipment, transaction terminals, test and measurement equipment, semiconductor capital equipment, and automated industrial equipment. Examples of products into which the Company’s embedded solutions are incorporated into include: 4D ultrasound systems, blood analyzers, CT scanners, ATM terminals, point of sale terminals, high-end test equipment, and electronics assembly equipment. The commercial systems market accounted for 37% of the Company’s total 2002 revenues, with medical equipment as the largest component at 13% of total 2002 revenues.

  Service Provider Systems – The service provider systems market includes embedded communication systems that are used in voice, video, and data systems within public network systems. Examples of these products include 2, 2.5 and 3G wireless infrastructure, wireline infrastructure, packet-based switches, and unified messaging. The service provider systems market accounted for 36% of the Company’s total 2002 revenues, with 19% of 2002 revenues derived from wireless infrastructure.

  Enterprise Systems – The enterprise systems market is defined as embedded compute, processing and networking systems used in private enterprise IT infrastructure. Examples of products that the Company’s embedded solutions are used in include blade-based servers, unified messaging systems, IP-enabled PBX systems, storage systems, and local area network I/O cards. The enterprise systems market accounted for 27% of the Company’s total 2002 revenues.

   RadiSys provides system architecture, design, sourcing, configuration, delivery and full product life-cycle management to systems providers. The growth drivers for embedded systems include:

  Increasing levels of intelligence and networking content in all systems, including systems monitoring and control, real-time information processing, and high-bandwidth network connectivity.

  Increasing focus by system makers on their core competencies and application specific intellectual property, with increased desire for merchant-supplied embedded processing and networking systems.

  Increasing demand for standards-based solutions so system makers are not required to develop their own proprietary architectures.

  The emergence of new technologies such as switch fabrics, network I/O cards, packet processing, network processing, and voice processing, following the embedded systems model.

   The Company believes system makers will progressively look to outside sources for supply of integrated hardware/software building blocks to achieve better technical solutions, faster time-to-market, and reduced life-cycle costs.

Strategy

   The Company’s strategy is to provide its customers with a “virtual division” where embedded systems, or functional building blocks, are conceived, developed, supplied, and managed. This allows the Company’s customers to focus their resources and development on application-specific competencies giving them higher value systems and a time-to-market advantage with a lower total cost of ownership. Historically, system makers had been largely vertically integrated, developing most, if not all, of the functional building blocks of their systems. System makers are now more focused on their core competencies and are looking for partners to provide them with building blocks for a growing number of processing and networking functions.

Products

   The Company designs and delivers a broad range of products at different levels of integration:

  Complete Turnkey Systems;
  Embedded Subsystems and Functional Platforms;
  Compute, I/O and Packet Processing Blades;
  Software, Middleware, and Microcode; and
  Semiconductors.

   The Company has specific technical expertise in the following areas:

  System Architecture and Design;
  Software Development;
  Embedded Operating Systems;
  Microprocessors (with particular expertise in Intel Architecture);
  Network Processors (with particular expertise in Intel Architecture);
  ASIC Design; and
  Signaling Protocols and Implementation.

   Perfect Fit Solutions. The Company’s perfect fit solutions are products tailored or customized to meet specific customer or application requirements. These solutions range from modifications of standard or existing Company products to full-up development and supply of customized solutions. The Company draws on its extensive experience and large design library to create products with varying degrees of customization. The development of custom solutions requires close and frequent communication with customers during the development process as well as deep technical and supply management capability to assure meeting complex customer product requirements.

   Standard Products. The Company provides a highly differentiated set of standard products. The Company can deliver CPU platforms, system platforms, voice and image processing products, network interface modules, network processor products, signaling products, embedded chipsets, software, and OS-9 operating systems on many key architectures.

Competition

   The Company has three different types of competitors:

  System Makers – The largest competitors for the Company are the system makers themselves when they design and supply their own systems. However, the Company believes there is a trend away from this all-internal mode of system development and supply.
  Diversified Conglomerates – These competitors are divisions or business units within large conglomerates, and include Force Computers, a unit of Solectron, Inc., divisions within Intel Corporation, and Motorola Computer Group, a unit of Motorola Inc.
  Independent Embedded Solutions Providers – These competitors include Advantech Co., Ltd, Kontron AG, Mercury Computer Systems, Performance Technologies, and SBS Technologies.

Customers

   The Company’s customers include many leading system makers in a variety of end markets. Examples of these customers include: Agilent Technologies, Applied Materials, Inc., Avaya, Inc., Beckman Coulter Inc., Comverse Network Systems, LTD., Diebold, Inc., Hewlett Packard Inc., International Business Machines Corporation (“IBM”), International Gaming Technology, Lucent Technologies, Inc., Nokia Corporation, Nortel Networks Limited, Philips Medical Systems N.E.D. B.V, Siemens AG and Universal Instruments.

   The Company’s five largest customers, which accounted for approximately 48% of revenues in 2002, are listed below with a representative example of the type of application into which the customers incorporate RadiSys products:

Customer	Application

Nortel	IP-Enabled PBX
Nokia	2, 2.5, and 3G Wireless Infrastructure Equipment
Comverse	Wireless Voice Messaging System
IBM	Local Area Network I/O Cards and Storage Systems
Diebold	Transaction Terminals

   Nortel and Nokia were the Company’s largest customers in 2002 accounting for 17% and 13% of total 2002 revenues, respectively.

Research, Development and Engineering

   The Company believes its research, development and engineering expertise represents an important competitive advantage. The Company’s research and development staff consisted of 163 engineers and technicians at March 17, 2003.

   Much of the Company’s research, development and engineering efforts are focused on “perfect-fit” integrated solutions for its customers, where existing functional building blocks are tailored to meet the customers’ specific needs. For these programs, the Company’s engineering team works closely with the customer’s engineering team to architect, develop and deliver solutions that meet their specific requirements using RadiSys functional building blocks. In many cases, the customer will pay the Company non-recurring engineering fees as pre-defined milestones are achieved. The Company engages in close and frequent communication during the design and supply process, allowing it to operate as a “virtual division” within a customer’s organization. The Company’s in-depth understanding of embedded systems provides customers with competitive solutions enabling it to respond to current and future embedded system requirements and earning a strong incumbent position for the Company.

   RadiSys typically retains the rights to technology developed during the design process. In some cases, the Company agrees to share technology rights, manufacturing rights, or both, with the customer. However, the Company generally retains nonexclusive rights to use any shared technology.

   In addition to custom products, RadiSys develops standard products based on its expertise in a wide variety of applications and technologies. RadiSys intends on increasing its investment in standard products. The Company believes this will allow it to provide a broader set of products and building blocks to take to market and grow the base of products that can be optimized to specific customer needs. In addition, the Company is increasingly combining a number of its standard products to create more integrated hardware and software based systems.

The Company’s research and development is focused on four fundamental functions:

  Computing, networking and processing, including blades, platforms, systems, software-rich blades, and I/O blades;

  Internetworking, including user-plane interface modules and service inter-working gateways;
  Application specific processing, including image processing, voice and data processing, digital signal processing, packet routing, and network processors;
  Packet Switching Fabrics, including cell-based switching with packet processing.

   In 2002, 2001, and 2000, the Company invested $30.2 million, $35.3 million, and $37.3 million, respectively, in research and development.

Sales and Marketing

   The Company utilizes a direct sales force to engage its largest customers and a network of distributors for other customers. The total direct sales and marketing headcount was 71 at March 17, 2003. The Company uses its sales cycle to build long-term relationships with its OEM customers. RadiSys uses dedicated cross-functional teams including sales, marketing, program management, supply chain management, and design to partner with its customers to identify and meet customer requirements. These team members partner with the customer's staff to identify the form, fit, function, environmental and mechanical requirements of the products, as well as product supply and lifecycle requirements. The RadiSys team then takes the concept through the design phase and into production. RadiSys also manages change control and product-life issues, providing “Total Life Cycle Management.”

   RadiSys markets its products in North America, Europe, Israel, Japan, and China. In North America, products are sold principally through a direct sales force. The Company has major U.S. sales offices in Oregon, Florida, and Iowa, with regional sales offices located throughout the United States. The Company maintains a number of regional direct sales resources throughout Europe and Israel and an indirect distribution model. In Asia, the Company has direct sales resources in Japan and China as well as an indirect distribution model. In 2002, global revenues were comprised geographically of 59% from North America, 38% from Europe and Israel, and 3% from Asia.

   Financial information regarding the Company's domestic and foreign operations is presented in Note 17 of the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

Manufacturing and Supply

   RadiSys utilizes a combination of internal and outsourced manufacturing. Total manufacturing operations headcount was 217 at March 17, 2003. The Company manufactures a majority of its own products today but intends to trend toward outsourcing more of its high-volume products to contract manufacturing partners for reduced cost and increased flexibility. The Company’s strategy is to manufacture lower volume and/or higher complexity products internally and outsource higher volume products to its contract manufacturing partners. Based on this strategy, the Company expects that the relative proportion of volume that is outsourced will continue to increase in the future.

   RadiSys has an automated ISO9001 certified plant in Hillsboro, Oregon that provides board assembly and test as well as system assembly, configuration and test. This plant has two automated lines for SMT double-sided board assembly and facilities for systems integration, configuration and test. Because the products into which building blocks are integrated typically have long life reliability requirements, dynamic stress testing of products must be particularly exact. RadiSys believes its testing processes represent a competitive advantage in this area.

   Although many of the raw materials and much of the equipment used in the Company’s internal and outsourced manufacturing operations are available from a number of alternative sources, some of these materials and some equipment are obtained from a single supplier or a limited number of suppliers. The Company utilizes a few contract manufacturers for outsourced board and system production. This production could either be moved internally or transferred to other contract manufacturers. Such transfers would require technical and logistical activities and would not be instantaneous. The Company is dependent on third parties for a continuing supply of the components used in the manufacture of its products. For example, the Company is dependent solely on Intel for the supply of some microprocessors and other components, and the Company depends on Epson Electronic America, Lucent Technologies, Inc., Maxim Integrated Products, Inc., Texas Instruments, Inc., and Toshiba America Inc. as the sole source suppliers for other components. Alternative sources of supply for some of these components would be difficult to locate.

Backlog

   As of December 31, 2002, the Company’s backlog was approximately $23.8 million, compared to $26.0 million as of December 31, 2001. The Company includes in its backlog all purchase orders scheduled for delivery within twelve months. The general trend within the Company’s addressable markets is for shorter lead times and supplier managed inventory.

Intellectual Property

   The Company owns 27 U.S. utility patents, seven of which have corresponding foreign patents pending or issued. The Company has pending ten additional U.S. patent applications related to technology incorporated into its products; however, the Company relies principally on trade secrets for protection of its intellectual property. The Company believes that its competitiveness depends much more on the pace of its product development, trade secrets, and its relationships with customers. The Company has from time to time been made aware of others in the industry who assert exclusive rights to certain technologies, usually in the form of an offer to license certain rights for fees or royalties. The Company's policy is to evaluate such claims on a case-by-case basis. The Company may seek to enter into licensing agreements with companies having or asserting rights to technologies if the Company concludes that such licensing arrangements are necessary or desirable.

Employees

   As of March 17, 2003, the Company had 563 employees, of which 518 were regular employees and 45 were agency temporary employees or contractors. The Company is not subject to any collective bargaining agreement, has never been subject to a work stoppage, and believes that it has maintained good relationships with its employees.

Corporate History

   The Company was incorporated in March 1987 under the laws of the State of Oregon for the purpose of developing, producing and marketing embedded computers across a number of markets.

FORWARD-LOOKING STATEMENTS

   This Annual Report on Form 10-K may contain forward-looking statements. The Company’s statements concerning expectations and goals for revenues, gross margin, research and development expenses, selling, general, and administrative expenses, the impact of the Company’s restructuring events on future revenues, the anticipated cost savings effects of the Company’s restructuring activities, and the Company’s projected liquidity are some of the forward-looking statements contained in this Annual Report on Form 10-K. All statements that relate to future events or to the Company’s future performance are forward-looking statements. In some cases, forward-looking statements can be identified by terms such as “may,” “will,” “should,” “expect,” “plans,” “seeks,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “seek to continue,” “intends,” or other comparable terminology. These forward-looking statements are made pursuant to safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s or its industries’ actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements.

   Forward-looking statements in this Annual Report on Form 10-K include discussions of the Company’s goals, including those discussions set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company cannot provide assurance that these goals will be achieved.

   Although forward-looking statements help provide complete information about RadiSys, investors should keep in mind that forward-looking statements are only predictions, at a point in time, and are inherently less reliable than historical information. In evaluating these statements, you should specifically consider the risks outlined above and those listed under “Risk Factors.” These risk factors may cause the Company’s actual results to differ materially from any forward-looking statement.

   The Company does not guarantee future results, levels of activity, performance or achievements and does not assume responsibility for the accuracy and completeness of these statements, and is under no obligation to update any of the forward-looking statements.

RISK FACTORS

The Company depends on the commercial systems, service provider systems and enterprise systems market in which demand can be cyclical and any inability to sell products to these markets could have a material adverse effect on its revenues.

   The Company derives its revenues from a number of diverse end markets, some of which are subject to significant cyclical changes in demand. The Company derived approximately 37% of its 2002 revenues from the commercial systems market, 36% of its 2002 revenues from the service provider systems market and 27% of its 2002 revenues from the enterprise systems market. Some of these markets are characterized by intense competition, rapid technological change, economic uncertainty and structural financial problems. A slowing economy in the United States, and a global slowdown in the service provider market, has created additional uncertainties for the Company's customers and therefore, the Company's business. The Company's exposure to economic cyclicality and any related fluctuation in customer demand could have a material adverse effect on the Company's revenues and financial condition.

Because of the Company's dependence on certain customers, the loss of a top customer could have a material adverse effect on the Company's revenues and profitability.

   During 2002, the Company derived 48% of its revenues from five customers. These five customers were Nortel, Nokia, Comverse, IBM and Diebold. Nortel and Nokia accounted for 17% and 13%, respectively, of 2002 revenues. A financial hardship experienced by, or a substantial decrease in sales to, any one of the Company's top customers could materially effect revenues and profitability.

The Company derives a majority of its revenue from design wins which may be canceled or delayed, or could perform below original expectations which could have a substantial negative impact on the Company's revenues and profitability.

   The Company derives a majority of its revenues from design wins for new or next generation OEM products. The Company announced 46 design wins during 2002. A design win is a project estimated to produce more than $0.5 million in revenue per year when in production. Design wins ramp into production volume at varying rates. Typically, the ramp takes 12 months after the win occurs, although some more complex wins can take up to 24 months. After that, there is an additional time lag from the start of production ramp to peak revenue. Design wins are sometimes canceled or delayed, or can perform below original expectations, which can adversely impact revenues and profitability.

Because of the Company's dependence on a few suppliers or, in some cases, one supplier for some of the components it uses in the manufacture of its products, a loss of a supplier or a shortage of any of these components could have a material adverse effect on the Company's business or its financial performance.

The Company depends on a few suppliers or, in some cases, one supplier for some of the components the Company uses in the manufacture of its products. For example, the Company primarily uses Intel microprocessors for its products and any disruption in supply could adversely impact the Company’s financial performance. In addition, the Company depends on two primary contract manufacturing partners, Manufacturers’ Services Limited and Sanmina-SCI, and failed execution on their behalf could temporarily effect revenue and profitability. The Company currently manufactures the majority of its products and relies on its contract manufacturing partners to manufacture the remaining amount, with a planned migration toward increasing reliance on contract manufacturing in the future.

Competition in the market for embedded systems is intense, and if the Company loses its competitive position, its revenues and profitability could decline.

   Some of the Company's competitors and potential competitors have a number of significant advantages over the Company, including:

  a longer operating history;
  greater name recognition and marketing power;
  preferred vendor status with the Company's existing and potential customers; and
  significantly greater financial, technical, marketing, and other resources, which allow them to respond more quickly to new or changing opportunities, technologies, and customer requirements.

   Furthermore, existing or potential competitors may establish cooperative relationships with each other or with third parties, or adopt aggressive pricing policies to gain market share.

   As a result of increased competition, the Company could encounter significant pricing pressures. These pricing pressures could result in significantly lower average selling prices for the Company's products. The Company may not be able to offset the effects of any price reductions with an increase in the number of customers, cost reductions or otherwise. In addition, many of the industries the Company serves, such as the communications industry, are encountering market consolidation, or are likely to encounter consolidation in the near future, which could result in increased pricing pressure and other competition.

   The Company competes with a number of companies providing embedded systems including Advantech Co. LTD., Force Computers, a division of Solectron, Inc., divisions within Intel Corporation, Kontron AG, Mercury Computer Systems, Motorola Computer Group, a unit of Motorola Inc., Performance Technologies, and SBS Technologies.

The Company's international operations expose the Company to additional political, economic, and regulatory risks not faced by businesses that operate only in the United States.

   The Company derived 38% of its 2002 revenue from Europe and Israel and 3% from Asia. In addition, the Company has a design center located in Birmingham, United Kingdom. As a result, the Company is subject to worldwide economic and market conditions risks generally associated with global trade, such as fluctuating exchange rates, tariff and trade policies, domestic and foreign tax policies, foreign governmental regulations, political unrest, wars and other acts of terrorism, and changes in other economic conditions. These risks, among others, could adversely affect the Company's results of operations or financial position.

If the Company is unable to generate sufficient income in the future, it may not be able to fully utilize its net deferred tax assets or support its current levels of goodwill and intangibles on its balance sheet.

   The Company cannot provide absolute assurance that sufficient taxable income will be generated for full utilization of the net deferred tax assets of $29.0 million as of December 31, 2002. Accordingly, the Company may be required to record an additional valuation allowance against the deferred tax assets if its future expectations of taxable income are not achieved. On the other hand, if the Company generates taxable income in excess of its future expectations, then, the valuation allowance may be reduced accordingly. The Company also cannot provide absolute assurance that future taxable income will support the carrying amount of goodwill and intangibles of $41.1 million on the Consolidated Balance Sheet as of December 31, 2002, and therefore, the Company may incur an impairment charge in the future.

Because the Company has material levels of customer specific inventory, a financial hardship experienced by the Company's customers could have a material adverse impact on the Company's profitability.

   The Company provides long-life support to its customers and therefore has material levels of customer specific inventory. A financial hardship experienced by the Company's customers could materially effect the viability of the dedicated inventory, and ultimately adversely impact profitability.

The Company’s products for embedded computing applications are based on industry standards, which are continually evolving, and any failure to conform to these standards could have a substantial negative impact on the Company’s revenues and profitability.

   Products for embedded computing applications are often based on industry standards, which are continually evolving. The Company's future success will depend, in part, upon its ability to successfully develop and introduce new products based on emerging industry standards. The Company's failure to conform to these standards could render its products unmarketable or obsolete. As the Company's addressable markets develop new standards, the Company may be unable to successfully design and manufacture new products that address the needs of the Company's customers or achieve substantial market acceptance.

If the Company is unable to protect its intellectual property, the Company may lose a valuable competitive advantage or be forced to incur costly litigation to protect its rights.

   The Company is a technology dependent company and its success depends on developing and protecting its intellectual property. The Company relies on patents, copyrights, trademarks and trade secret laws to protect its intellectual property. At the same time, the Company's products are complex, and are often not patentable in their entirety. The Company also licenses intellectual property from third parties and relies on those parties to maintain and protect their technology. The Company cannot be certain that its actions will protect proprietary rights. If the Company is unable to adequately protect its technology, or if the Company is unable to continue to obtain or maintain licenses for protected techology from third parties, it could have a material adverse affect on the Company's results of operations.

The Company's period-to-period revenues and operating results fluctuate significantly, which may result in volatility in the price of its common stock.

   The price of the Company's common stock may be subject to wide, rapid fluctuations. The Company's period-to-period revenues and operating results have varied in the past and may continue to vary in the future, and any such fluctuations may cause the Company's stock price to fluctuate. Fluctuations in the stock price may also be due to other factors such as changes in analysts' estimates regarding earnings, or may be due to factors relating to the service provider systems, enterprise systems and commercial systems markets in general. Shareholders should be willing to incur the risk of such fluctuations.

Other Risk Factors

   Other risk factors include, but are not limited to, changes in the mix of products sold, regulatory and tax legislation, changes in effective tax rates, inventory risks due to changes in market demand or the Company's business strategies, potential litigation and claims arising in the normal course of business, credit risk of customers and other risk factors. Proposed changes to accounting rules, including proposals to account for employee stock options as a compensation expense, could, if mandated, materially increase the expense the Company reports under generally accepted accounting principles and adversely affect operating results.

INTERNET INFORMATION

   Copies of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the Company’s website (www.radisys.com) as soon as reasonably practicable after the Company electronically files the information with, or furnishes it to, the Securities and Exchange Commission.

Item 2. Properties

   Information concerning the Company’s principal properties at December 31, 2002 is set forth below:

Location	Type	Principal Use	Square Footage		Ownership

Hillsboro, OR	Office & Plant	Headquarters, Marketing, Manufacturing, Distribution, Research, and Engineering	138,000 23,000		Leased Owned
Des Moines, IA	Office	Marketing, Research, and Engineering	89,000	(1)	Owned
Boca Raton, FL	Office	Marketing, Research, and Engineering	36,000		Leased
Birmingham, United Kingdom	Office	Marketing, Research, and Engineering	3,879		Leased

(1) Subject to a mortgage (see Note 12 – Long-term Liabilities in the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data).

   In addition to the above properties, the Company owns two parcels of land adjacent to its Hillsboro, Oregon facility, which are being held for future expansion. The Company also leases offices in the United States located in Dallas and Houston, Texas; San Diego, and Campbell, California; Charlotte, North Carolina; Marlborough, Massachusetts and Mt. Laurel, New Jersey. Internationally, the Company leases office space in the following cities: Almere, The Netherlands; Munich, Germany; Rehovot, Israel; Tokyo, Japan; and Athlone, Ireland.

   Total lease costs of all the facilities for the year ended December 31, 2002 were approximately $3.6 million.

Item 3. Legal Proceedings

   The Company has no material litigation pending.

Item 4. Submission of Matters to a Vote of Security Holders

   Not applicable.

Item 4(a). Executive Officers of the Registrant

   As of March 17, 2003, the names, ages and positions held by the executive officers of the Company were as follows:

Name	Age	Position with the Company

Scott C. Grout	40	President and Chief Executive Officer
Ronald A. Dilbeck	49	Vice President and Chief Operating Officer
Julia A. Harper	44	Vice President of Finance and Administration, Chief Financial Officer, and Secretary
Fred Yentz	38	Vice President of Marketing and Business Development

   Scott C. Grout has served as the Company’s President and Chief Executive Officer since October 2002. Prior to joining the Company, Mr. Grout was President and Chief Executive Officer of Chorum Technologies, Inc. (“Chorum”), a privately held provider of fiber optic products based in Richardson, Texas from May 1998 to October 2002. Prior to Chorum, Mr.Grout held various positions at Lucent Technologies, a telecommunications network vendor, including most recently the Vice President of the Optical Networking Group and a Director of the Access and Optical Networking Group from June 1984 to May 1998. Mr. Grout received a B.S. in Engineering from the University of Wisconsin at Madison and a M.B.A. from the Sloan School of Management at the Massachusetts Institute of Technology.

   Ronald A. Dilbeck joined the Company in May 1996 as Vice President and General Manager of the Automation and Control Division and was appointed Chief Operating Officer in October 2000. Mr. Dilbeck has held positions as Interim Chief Executive Officer and President and Vice President and General Manager of Telecommunications Division. From 1994 to 1996, Mr. Dilbeck was President and Chief Executive Officer of nCUBE, Inc, a company that builds interactive multimedia servers. From 1983 to 1994, he held various engineering management positions with Sequent Computer Systems, a manufacturer and provider of information technology solutions. Mr. Dilbeck holds an M.S.E.E. from Washington State University and a B.S.E.E. and a B.S. in Mathematics from Oregon State University.

   Julia A. Harper joined the Company in October 2001 as Vice President of Finance and Administration and Chief Financial Officer, and was appointed Secretary in January 2003. From 1997 to 2001, Ms. Harper was the Vice President of Finance and Controller at Electro Scientific Industries Inc., a provider of high technology manufacturing equipment, where she was responsible for overseeing finance and accounting functions across the company’s headquarters and numerous domestic and foreign subsidiaries. Ms. Harper held a variety of finance and accounting positions, including Accounting Manager with Instromedix Inc., from 1995 to 1997. Prior to 1995, she held numerous finance and accounting positions with Arco Oil and Gas Company. Ms. Harper holds a B.S. and a M.B.A. in Business Administration from the University of Texas at Arlington and Southern Methodist University, respectively.

   Fred Yentz joined the Company in December 1999 as Vice President and General Manager of Communication Platforms Division and was appointed Vice President of Marketing and Business Development in January 2003. Mr. Yentz came to the Company from IBM’s Open Computing Platforms Group where he served as Business Area Manager. Mr. Yentz spent 12 years at IBM with responsibilities for Engineering and New Business Development and Management. He is named as an inventor on two U.S. patents in system bus architecture and system mechanical packaging and has several other patents pending. Mr. Yentz is active in several trade associations and currently sits on the Board of Directors of Telecommunications Industry Association (“TIA”). He also serves as the Chairman of the Global Enterprise Market Division of the TIA and is the former Chairman of the Multimedia Telecommunications Association (“MMTA”). Mr. Yentz holds a B.S. in electrical engineering from Michigan Technological University, a M.B.A. with a telecommunications minor from the University of Miami, and an M.S. in computer information systems from the University of Miami.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Shareholder Matters

   The Company’s Common Stock is traded on the Nasdaq National Market under the symbol “RSYS.” The following table sets forth, for the periods indicated, the highest and lowest closing sale prices for the Common Stock, as reported by the Nasdaq National Market.

	High	Low
2002
First Quarter	$21.54	$16.76
Second Quarter	$18.41	$11.42
Third Quarter	$12.40	$3.41
Fourth Quarter	$10.21	$3.73

2001
First Quarter	$28.88	$16.63
Second Quarter	$26.99	$16.19
Third Quarter	$22.55	$12.00
Fourth Quarter	$20.00	$11.48

   On March 17, 2003, the last reported sale price of the Common Stock on the Nasdaq National Market was $6.46.

   The Company has never paid any cash dividends on its Common Stock and does not expect to declare cash dividends on the Common Stock in the foreseeable future in compliance with the Company’s policy to retain all of its earnings to finance future growth.

   As of March 17, 2003, there were approximately 489 holders of record of the Company’s Common Stock. The Company believes that the number of beneficial owners is substantially greater than the number of record holders because a large portion of the Company’s outstanding Common Stock is held of record in broker “street names” for the benefit of individual investors.

Item 6. Selected Financial Data

(In thousands, except per share data)

	Years Ended December 31,

	2002	2001	2000	1999	1998

Consolidated Statements of Operations Data
Revenues	$200,139	$227,752	$340,676	$251,090	$186,548
Gross margin	59,272	35,172	116,897	92,297	62,684
(Loss) income from operations	(7,676)	(60,332)	34,005	16,604	8,569
Net (loss) income	(3,305)	(34,486)	32,646	18,997	7,818
Net (loss) income per common share:
Basic *	(0.19)	(2.00)	1.92	1.18	0.49
Diluted *	(0.19)	(2.00)	1.80	1.11	0.48
Weighted average shares outstanding (basic)*	17,495	17,249	16,974	16,158	15,854
Weighted average shares outstanding (diluted)*	17,495	17,249	18,161	17,110	16,129

Consolidated Balance Sheets Data
Working capital	$132,474	$141,940	$205,357	$ 68,863	$ 83,083
Total assets	274,086	305,201	334,003	187,563	131,727
Long term obligations, excluding
current portion	83,954	104,180	97,191	—	88
Total shareholders’ equity	152,801	150,711	179,331	134,255	106,827

Note: The selected financial data as of the year ended December 31, 1998 has been restated to reflect the 1999 merger with Texas Micro Inc. (“Texas Micro”), which was accounted for as a pooling of interests.

* Reflects the three-for-two stock split on November 29, 1999.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

   Total revenue was $200.1 million for 2002 compared to $227.8 million for 2001. Net loss was $3.3 million for 2002 compared to net loss of $34.5 million for 2001. Net loss per share was $0.19, basic and fully diluted for 2002 compared to net loss per share of $2.00, basic and fully diluted for 2001.

   The net loss for the year ended December 31, 2002 includes, before income tax benefit, second quarter restructuring charge of $4.4 million, $3.0 million gain on early extinguishments of convertible subordinated notes, $1.2 million gain on sale of the Company’s Multibus business unit, $1.2 million of severance and termination related expense associated with the departure of the former President and CEO, and a reversal of $1.0 million associated with prior restructuring liabilities. The second quarter restructuring charge was recorded as a result of the Company’s continued efforts to improve its cost structure and to consolidate redundant facilities and functions including a net workforce reduction of 90 positions domestically and internationally. During the year ended December 31, 2002, the Company repurchased approximately $21.0 million principal amount of its 5.5% convertible subordinated notes resulting in a gain from early extinguishments of the notes of approximately $3.0 million. In December 2002, the Company recorded a gain of $1.2 million from the sale of its Multibus business unit upon receipt of $0.7 million in proceeds and notes receivable of $0.5 million, of which $0.3 million was paid in January 2003 with the remaining balance of $0.2 million due in December 2003. The reversal of the restructuring liabilities was primarily attributable to lower than expected severance expenses, reduced future obligations associated with vacated facilities, and lower than expected settlements reached during the fourth quarter of 2002 related to the restructuring liabilities assumed from the Microware acquisition.

   The net loss for the year ended December 31, 2001 includes, before income tax benefit, first quarter, second quarter, and fourth quarter restructuring charges of $9.8 million, $3.2 million, and $3.9 million, respectively, and other charges totaling $26.7 million. The first quarter restructuring charge was a result of the Company’s decision to consolidate all internal manufacturing operations into the Company’s Hillsboro, Oregon plant, the closure of certain sales offices in France and Germany, and the elimination of approximately 200 positions throughout the Company. The second quarter restructuring charge related to the closure of the Company’s Boston, Massachusetts design center and severance of approximately 58 employees. The fourth quarter restructuring charge was a result of the Company’s continued efforts to improve its cost structure through consolidation of functions and facilities. Other charges for the year ended December 31, 2001 include: $24.6 million in inventory related adjustments resulting from an end-of-life acceleration for non-strategic products and from reduced demand and decreased component prices in the marketplace resulting in excess or obsolete inventory, $0.8 million in charges to consolidate Company facilities, a $0.4 million permanent write-down of an investment received in connection with a prior divestiture, $0.4 million of other severance costs, and $0.5 million of fixed asset write-offs not related to restructuring events.

   On April 20, 2001, the Company acquired privately-held S-Link Corporation (“S-Link”) in a cash transaction valued at approximately $4.7 million. The acquisition of S-Link was accounted for using the purchase method. On March 14, 2003, the Company sold S-Link resulting in a loss of approximately $4.3 million. See Subsequent Events in Note 22 in the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data for further information.

   On August 27, 2001, the Company completed the acquisition of Microware Systems Corporation (“Microware”), which became a wholly-owned subsidiary of the Company. The Company believes that the acquisition of Microware provides a highly differentiated leadership position for solutions using the network processor family and offers customers complete faster-to-market solutions for certain applications. The purchase price aggregated $13.9 million in cash consideration, net of cash received, which has been paid as of December 31, 2002. The acquisition of Microware was accounted for using the purchase method.

Critical Accounting Policies and Estimates

   The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that may affect the reported amounts of assets, liabilities, and revenues and expenses. On an on-going basis, management evaluates its estimates, including those related to realization of accounts receivable, investments, inventories, intangible assets, deferred income taxes, warranty obligations, and restructuring provision. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

   The Company believes the following critical accounting policies reflect its more significant judgments and estimates used in the preparation of its Consolidated Financial Statements.

Revenue Recognition

   The Company recognizes revenue from hardware product sales upon shipment to customers, provided that:

  an authorized purchase order has been received;
  the price is fixed;
  title has transferred;
  collection of the resulting receivable is probable;
  product returns are reasonably estimable;
  there are no customer acceptance requirements; and
  there are no significant obligations remaining on the part of the Company.

   For sales to distributors, potential returns are estimated and reserved, based upon contractual limitations and historical return rates. The Company recognizes software product revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4, “Deferral of the Effective Date of Certain Provisions of SOP 97-2,” effective February 1, 1998 and by SOP 98-9, “Modification of SOP 97-2, ‘Software Revenue Recognition’ with Respect to Certain Transactions.” Software product revenues are recognized at the time of shipment or upon delivery of the software master, provided that:

  collection of the resulting receivable is probable;
  the fee is fixed or determinable; and
  vendor-specific objective evidence exists to allocate the total fee to all delivered and undelivered elements of the arrangement.

   Any post-contract support included in these arrangements are recognized as earned on a straight-line basis over the terms of the contracts. Stand alone software product revenues were not significant to the Company’s operations for the years reported. Service revenues include custom contract engineering work and custom software development projects and are recognized on a percentage-of-completion basis. Service revenues were not significant to the Company’s operations for the years reported. Non-recurring engineering revenue is recognized upon completion of certain engineering milestones.

Allowance for Doubtful Accounts

   The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate resulting in an impairment of their ability to make payments, additional provisions for doubtful accounts may be required.

Inventory Reserves

   The Company records provision for inventory reserves for estimated obsolete or unmarketable inventories which are equal to the difference between the cost of inventories and the estimated net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional provisions for inventory reserves may be required.

Long-Lived Assets

   Property and equipment, and identifiable intangible assets are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Disposal of Long-Lived Assets,” (“SFAS 144”). The Company assesses impairment of property and equipment and identifiable intangible assets whenever changes in circumstances indicate that the carrying values of the assets may not be recoverable.

   Goodwill represents the excess of cost over the assigned value of the net assets in connection with all acquisitions. Goodwill is reviewed for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”). SFAS 142 requires goodwill to be tested for impairment annually and under certain circumstances. SFAS 142 also mandates that the assets be written down when impaired, rather than be amortized as previous standards required.

   During the year ended December 31, 2002 and through the date of this report, the Company’s stock has traded at lower levels compared to previous periods. If the Company’s stock price does not recover to higher levels within the next few months, the Company may update its impairment analysis and may incur impairment losses on goodwill and intangible assets.

   When the Company determines that the carrying value of property and equipment, identifiable intangible assets, or goodwill will not be recoverable, the Company calculates and records impairment losses based upon a future discounted cash flow method. The Company estimates future discounted cash flows using assumptions about the expected future operating performance of the Company. The Company’s estimates of discounted cash flows may differ from actual cash flow due to, among other things, technological changes, economic conditions, or changes to its business operations.

Accrued Restructuring

   The Company has recorded restructuring charges in light of economic downturns and reduced customer demand. These restructuring charges include employee termination and related costs, costs related to leased facilities that will be vacated and potentially subleased, losses on impairment of fixed assets and capitalized software and other accounting and legal fees. Employee termination and related costs have been recorded in accordance with the provisions of Emerging Issues Task Force No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” For leased facilities that will be vacated and potentially subleased, the amount equal to the total future lease obligations from the date of vacating the premises through the expiration of the lease net of any future sublease income is recorded as a part of restructuring charges. For property and equipment, and capitalized software to be written off, the impairment losses are recorded in accordance with the provisions of SFAS 144. In June 2002, Financial Accounting Standard Board (“FASB”) issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”). SFAS 146 requires that liabilities for costs associated with an exit or disposal activities be recognized and measured initially at fair value in the period in which the liabilities are incurred. The Company will record any future restructuring charges in accordance with the provisions of SFAS 146. See “Recent Accounting Pronouncements” below.

Accrued Warranty

   The Company provides for the estimated costs of product warranties upon recognition of revenues. The Company engages in extensive product quality programs and processes. The Company’s warranty obligation is affected by product failure rates, material usage, and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage, or service delivery costs differ from the Company’s estimates, additional provisions to the estimated warranty liability may be required. In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others,” (“FIN 45”), which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has adopted the disclosure requirements of FIN 45 as of December 31, 2002 and expects the financial impact of the recognition provisions of FIN 45 to have an immaterial effect on the Company’s financial position and results of operations. See “Recent Accounting Pronouncements” below.

Income Taxes

   The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. In accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” (“SFAS 109”), the Company records a valuation allowance to reduce deferred tax assets to the amount expected to “more likely than not” be realized in its future tax returns. Should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, adjustments to the valuation allowance for deferred tax assets may be required.

Results of Operations

   The following table sets forth certain operating data as a percentage of revenues for the years ended December 31, 2002, 2001, and 2000.

	Years Ended December 31,

	2002	2001	2000

Revenues	100.0%	100.0%	100.0%
Cost of sales	70.4	84.6	65.7

Gross margin	29.6	15.4	34.3
Research and development	15.1	15.5	10.9
Selling, general, and administrative	15.7	15.7	11.5
Goodwill amortization	—	2.4	1.6
Intangible assets amortization	1.5	.9	.3
Gain on sale of Multibus, net of expenses	(0.6)	—	—
Restructuring charges	1.7	7.4	—

(Loss) income from operations	(3.8)	(26.5)	10.0
Interest (expense) income, net	(1.3)	(0.1)	0.4
Other income (expense), net	0.9	(0.8)	1.5

(Loss) income before income tax benefit (provision)	(4.2)	(27.4)	11.9
Income tax benefit (provision)	2.6	12.3	(2.3)

Net (loss) income	(1.6)%	(15.1)%	9.6%

Comparison of Year 2002 and Year 2001

   Revenues. Revenues decreased $27.6 million or 12.1% from $227.8 million in 2001 to $200.1 million in 2002. The decrease in revenues was principally attributable to lower customer sales as a result of the overall poor economic conditions and the related downturn within the Company’s three primary markets: commercial systems, service provider systems, and enterprise systems. As of December 31, 2002, the Company’s backlog was approximately $23.8 million compared to backlog of approximately $26.0 million as of December 31, 2001.

   Gross Margin. Gross margin increased to 29.6% of revenues in 2002 compared to 15.4% for the year ended December 31, 2001. The increase in gross margin as a percentage of revenues for the year ended December 31, 2002 was primarily attributable to favorable absorption due to increased utilization of manufacturing capacity from the prior year, lower excess and obsolete inventory provisions, and material cost reductions throughout 2002. Gross margin for the year ended December 31, 2001 factored in charges for excess and obsolete inventory of $3.9 million, $6.8 million, and $13.9 million recorded in first, second, and fourth quarters, respectively, of 2001. Gross margin for 2001 excluding the inventory write-downs throughout the year was 26.2%. The Company seeks to price its products for new design wins to achieve an average gross margin of approximately 32% to 35%.

   Research and Development. Research and development expenses decreased by $5.1 million or 14.4% from $35.3 million in 2001 to $30.2 million in 2002. The decrease for the year ended December 31, 2002 resulted from lower spending attributable to additional cost control measures initiated and implemented during the year. The Company’s long-term goal is for research and development funding to be between 10% to 12% of total revenues as the Company believes in the significant role its research and development activities play in its quest for technological innovations and continued growth.

   Selling, General, and Administrative Expenses. Selling, general, and administrative (“SG&A”) expenses decreased by $4.3 million or 12.0% from $35.7 million for the year ended December 31, 2001 to $31.4 million the year ended December 31, 2002. The decrease in 2002 was primarily due to lower spending as a result of cost control measures taken throughout the year. SG&A expenses, at 15.7% of revenues for 2002, remained constant compared to 2001 due to the aforementioned expense reductions and a decline in revenues for the year ended December 31, 2002. Overall, the Company’s long-term goal is for SG&A expenses to range from 9% to 10% of total revenues in order to achieve optimum efficiency and effectiveness.

   Goodwill Amortization. There was no goodwill amortization expense for the year ended December 31, 2002 compared to $5.5 million for the year ended December 31, 2001. The Company ceased the amortization of goodwill effective January 1, 2002 in order to comply with the provisions of SFAS 142. SFAS 142 requires goodwill to be tested for impairment annually, and under certain circumstances, written down when impaired, rather than being amortized as previous standards required. To comply with this provision of SFAS 142, the Company conducted and completed a goodwill impairment analysis during the six months ended

June 30, 2002. Based upon the analysis, the Company has concluded that as of January 1 and June 30, 2002, there was no goodwill impairment. The Company updated its goodwill impairment analysis through September 30, 2002 and concluded that as of September 30, 2002, there was no goodwill impairment. Management concluded there was no indication of material changes requiring an updated goodwill impairment analysis as of December 31, 2002. The Company may be required, under certain circumstances, to update its impairment analysis and may incur losses on its acquired goodwill and intangible assets.

   Intangible Assets Amortization. Intangible assets amortization expense increased by $1.0 million or 47.6% from $2.1 million for the year ended December 31, 2001 to $3.1 million for the year ended December 31, 2002. The increase in intangible assets amortization is principally attributable to a full year of amortization on $11.2 million of intangible assets resulting from the acquisition of Microware completed in August 2001. Amortization periods for intangible assets range from 4 to 15 years.

   In July 2001, the FASB issued SFAS 142, which supersedes Accounting Principles Board (“APB”) Opinion No. 17, “Intangible Assets.” The Company complied with SFAS 142 as it related to the Microware acquisition, amortizing purchased intangibles since the date of acquisition and not amortizing the associated goodwill. The goodwill acquired through the purchase of Microware and all other intangible assets have been and will periodically be evaluated for impairment as required under SFAS 142 and 144.

   Gain on Multibus Sale On November 5, 2002, the Company completed the sale of its Multibus business unit recording a gain of $1.2 million, net of expenses arising from the disposal. The gain was recorded as a part of income from operations in accordance with the provisions of SFAS 144.

   Restructuring Beginning in the first quarter of 2001, the Company initiated a restructuring of its operations in light of overall market conditions and the economic downturn. The Company recorded additional restructuring charges during the second quarter of 2001, the fourth quarter of 2001, and the second quarter of 2002. These measures, which included workforce reductions, consolidation of certain facilities, fixed asset and capitalized software write-downs, and other costs, were largely intended to align the Company’s capacity and infrastructure to anticipated demands for the Company’s products.

   Second Quarter 2002 Restructuring Charge

   In June 2002, the Company recorded a restructuring provision of $4.4 million as a result of its continued efforts to improve its cost structure and consolidate redundant functions and facilities. The restructuring charge included a net workforce reduction of approximately 90 employees, the closure of the Houston, Texas Design Center, and the consolidation of certain domestic and international sales and service offices.

   Costs included in the charges were: (i) employee termination and related costs, (ii) facility charges related to vacating various locations both domestically and internationally, (iii) write-downs of property and equipment impaired as a result of the restructuring, and (iv) other charges including legal and accounting fees. Of the $4.4 million in restructuring charges, approximately $3.3 million consisted of cash expenditures. The Company realized reduced quarterly operating expenses of approximately $2.2 million as a result of these actions.

   The following table summarizes the write-offs and expenditures related to the second quarter 2002 restructuring charge:

(In thousands)

	Employee termination and related costs	Facilities	Property and equipment	Other charges	Total

Restructuring costs	$2,606	$750	$530	$465	$4,351
Expenditures	(1,827)	(205)	10	(46)	(2,068)
Write-offs/adjustments	(182)	19	(366)	6	(523)

Balance accrued as of
December 31, 2002	$597	$564	$174	$425	$1,760

   Employee termination and related costs consist of severance, insurance benefits, and related costs associated with the elimination of 70 domestic positions and 20 international positions. All affected employees were notified prior to June 30, 2002; however, the costs associated with these terminations will continue to be paid through the quarter ending June 30, 2003. As of December 31, 2002, the Company had paid $1.8 million of severance costs and recorded adjustments of $0.2 million for the over-accrual of severance costs related to this restructuring charge.

   Included in the facilities charge is $0.8 million related to the decision to vacate leased spaces at two of the Company’s domestic locations and four international locations. Lease costs for these facilities are charged against the restructuring accrual on a monthly basis upon vacation of the premises until the lease contracts expire or the facilities are sub-leased. If the facilities are not sub-leased, the outstanding facilities accrual may need to be increased. As of December 31, 2002, the Company had paid $0.2 million, net of sub-lease income, to satisfy the lease obligation.

   The property and equipment charge of $0.5 million is comprised of the net book value of the remaining computer hardware, manufacturing test equipment, and furniture and fixtures at the Houston, Texas facility and the net book value of furniture and fixtures, computer hardware, and computer software at Netherlands, Germany, and one of the United Kingdom facilities. The Company’s decision to completely vacate the Texas, Netherlands, Germany, and one of the United Kingdom facilities during the second quarter prompted the need to write-off the net book value of part or all of the remaining assets at these locations. As of December 31, 2002, the Company had recorded $0.4 million to write-off the net book value of the assets.

   Other charges include legal and accounting fees related to the restructuring plan. As of December 31, 2002, the Company had paid $0.05 million in legal fees.

   2001 Restructuring Charges

   During 2001, RadiSys recorded three restructuring charges for a total of $17.0 million, of which $9.8 million are expected to require cash expenditures and $7.2 million for non-cash charges. These restructuring charges occurred in the first, second, and fourth quarters. The following table summarizes the write-offs and expenditures related to the 2001 restructuring charges:

(In thousands)

	Employee termination and related costs	Leasehold improvements and facilities	Property and equipment	Capitalized software	Other charges	Total

Restructuring costs	$4,989	$6,100	$2,974	$2,588	$337	$16,988
Expenditures	(4,037)	(495)	—	—	(102)	(4,634)
Write-offs/adjustments	—	(219)	(2,974)	(2,588)	—	(5,781)

Balances accrued as of
December 31, 2001	952	5,386	—	—	235	6,573
Expenditures	(390)	(1,595)	—	—	(37)	(2,022)
Write-offs/adjustments	(562)	(668)	—	—	(93)	(1,323)

Balances accrued as of
December 31, 2002	$—	$3,123	$—	$—	$105	$3,228

   The employee termination and related costs pertaining to the 2001 restructuring charges included the elimination of approximately 300 domestic and 25 international positions. The employment reductions primarily affected employees in manufacturing, sales, and office support functions. The leasehold improvements, facilities, and equipment charges related to the decision to completely eliminate manufacturing operations in Houston, Texas and vacate several domestic and international sales offices and design centers. The impairment of capitalized software was associated with the acceleration of end-of-life product strategies at one of the restructured design centers and the cancellation of all non-strategic in-process capitalized software efforts. Other charges included legal and accounting fees associated with the restructuring activities.

   These restructuring charges included employee termination and related costs of $5.0 million of which $4.0 million and $0.4 million were paid during the years ended December 31, 2001 and 2002, respectively, along with adjustments of $0.6 million recorded during the year ended December 31, 2002. Of the facility and leasehold improvement charges relating the vacated leased facilities of $6.1 million, $0.5 million and $1.6 million were paid along with adjustments of $0.2 million and $0.7 million recorded during the years ended December 31, 2001 and 2002, respectively. Impairment losses on property and equipment of $3.0 million and on capitalized software of $2.6 million were recorded during the year ended December 31, 2001. Of the other charges of $0.3 million, $0.1 million and $0.04 million were paid during the years ended December 31, 2001 and 2002, respectively, along with adjustments of $0.1 million recorded during the year ended December 31, 2002.

   Interest Expense, net. Net interest expense increased $2.4 million from $0.2 million for the year ended December 31, 2001 to $2.6 million for the year ended December 31, 2002. The primary reason for the increase in net interest expense of $2.4 million was due to the average interest rate yields on short-term and long-term investments falling from average interest rates of 5% for 2001 to average interest rates of 3% for 2002, partially offset by lower interest expense from the repurchase of approximately $21.0 million subordinated notes. The Company used $17.5 million of cash in the repurchase of the convertible subordinated notes and $1.1 million of cash to repurchase 147,000 shares of the Company’s common stock during the year ended December 31, 2002. The Company incurred interest expense of $0.5 million and $0.2 million for the years ended December 31, 2002 and 2001, respectively, related to the mortgage of the building acquired through the purchase of Microware completed in August 2001.

   Other Income (Expense), net. Net other income increased by $3.8 million from ($1.9) million of expense for the year ended December 31, 2001 to $1.9 million of income for the year ended December 31, 2002. This increase was primarily attributable to the $3.0 million gain on early extinguishments of convertible subordinated notes recorded during the year ended December 31, 2002 (see “Gain on early extinguishments of convertible subordinated notes” below), offset by an increase in foreign exchange losses of ($0.5) million from ($0.8) million to ($1.3) million for the years ended December 31, 2001 and 2002, respectively. The foreign exchange losses are primarily a result of a weak US dollar relative to European currencies. Additionally, the Company wrote off $0.5 million of fixed assets not related to restructuring activities during the year ended December 31, 2001. Furthermore, during the quarter ended March 31, 2001, the Company recorded a ($0.4) million realized loss on the investment in GA eXpress (“GA”) stock. The Company holds shares in GA as a result of the 1996 sale of Texas Micro’s Sequoia Enterprise Systems business unit to GA in exchange for stock.

   Gain on early extinguishments of convertible subordinated notes. During the year ended December 31, 2002, the Company repurchased approximately $21.0 million principal amount of its 5.5% convertible subordinated notes, with associated net discount of $0.6 million for $17.5 million cash in negotiated transactions with third parties. The early extinguishments of the notes resulted in a gain of approximately $3.0 million for the year ended December 31, 2002, of which $1.3 million was reclassified during the quarter ended June 30, 2002 in accordance with SFAS 145. The Company elected early adoption of SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” (“SFAS 145”) and, accordingly, reclassified the extraordinary gain of $0.8 million and its income tax effect of $0.5 million to a gain from early extinguishments of convertible subordinated notes of $1.3 million during the quarter ended June 30, 2002.

   Income Taxes. The Company recorded a tax benefit of $5.1 million and $28.0 million for the years ended December 31, 2002 and 2001, respectively. The Company’s effective tax rate was (60.7%) in 2002 compared to (44.8%) in 2001. The Company’s current effective tax rate differs from the statutory rate primarily due to the impact of research and development tax credits generated in 2002, the tax impact of certain foreign tax planning strategies, and the amortization of goodwill associated with past acquisitions.

   At December 31, 2002, the Company had net deferred tax assets of $29.0 million. Valuation allowances of $16.2 million and $19.3 million, as of December 31, 2002 and 2001, respectively, have been provided for deferred income tax assets related primarily to net operating loss and tax credit carryforwards that may not be realized. The decrease in valuation allowance of $3.1 million for the year ended December 31, 2002 compared to the year ended December 31, 2001 is primarily attributable to $0.9 million and $2.2 million of expired net operating losses arising from the acquisitions of Microware and Texas Micro, respectively, partially offset by foreign tax credit carryforwards. Any tax benefits subsequently recognized from the acquired Microware net operating loss carryforwards would be allocated to goodwill. The utilization of the net deferred tax assets will require that the Company generate at least $97.0 million in future taxable income over a five-year time frame. Management expects the Company to return to past levels of profitability, and therefore believes that it is more likely than not to be able to utilize the net deferred tax assets.

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

   The Company is under audit by the Internal Revenue Service (“IRS”) for years 1999 through 2001. The federal income tax return for fiscal 2002 will be audited once it is filed. The IRS also has the option to review the years 1996 through 1998 with respect to the net operating losses carried back to those years. If the outcome of the audit is unfavorable and is upheld, the Company may be required to record additional liability, lose deferred tax assets, and/or make cash payments for additional taxes, penalties and/or interest. Such amounts could be material, and could have a material adverse effect on the Company’s financial condition, results of operations and liquidity. While management believes at this time that no such adverse result is forthcoming, it is not possible to predict the outcome of the audit with certainty.

Comparison of Year 2001 and Year 2000

   Revenues. Revenues decreased $112.9 million or 33.1% from $340.7 million in 2000 to $227.8 million in 2001. The decrease in revenues was principally attributable to lower customer sales as a result of the overall poor economic conditions and the related downturn within the Company’s three primary markets: communications infrastructure equipment, medical equipment, and electronics assembly equipment. As of December 31, 2001, the Company’s backlog was approximately $26.0 million compared to backlog of approximately $60.1 million as of December 31, 2000.

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

   Research and Development. Research and development expenses decreased by $2.0 million or 5.4% from $37.3 million in 2000 to $35.3 million in 2001. The decrease for the year ended December 31, 2001 was a result of lower spending as a result of additional cost control measures, initiated and completed during the year ended December 31, 2001, and reduced incentive compensation. These cost savings were partially offset by increases in engineering headcount of 31 employees since December 31, 2000. Most of the increase in engineering headcount resulted from the S-Link acquisition in April 2001 and the Microware acquisition in August 2001. The increase in research and development spending as a percentage of revenue for the year ended December 31, 2001 was associated with the decline in revenues during 2001.

   Selling, General, and Administrative Expenses. SG&A expenses decreased by $3.4 million or 8.7% for the year ended December 31, 2001 compared to the year ended December 31, 2000. The decrease in 2001 was primarily due to lower spending, as a result of cost control measures including a reduction in sales commission expense and other incentive expenses resulting from lower sales. The increase as a percentage of revenues for 2001 resulted from a decline in revenues.

   Goodwill Amortization. Goodwill amortization remained at $5.5 million for the years ended December 31, 2001 and 2000 despite the increase of $0.4 million in amortization of goodwill arising from the purchase of S-Link offset by the decision to decrease the estimate of the total goodwill associated with the 1999 acquisition of Open Computing Platform (“OCP”). This reduction was based upon a decline in the expected future obligation to be owed to IBM as defined in the acquisition agreement. The decision to decrease the OCP estimate in the fourth quarter of 2000 reduced the annual amortization expense by $0.4 million for 2001 compared to 2000.

   Intangible Assets Amortization. Intangible assets amortization expense increased by $1.0 million or 90.9% from $1.1 million for the year ended December 31, 2000 to $2.1 million for the year ended December 31, 2001. The increase in intangible assets amortization is principally attributable to $1.0 million in amortization on the $11.2 million intangible assets purchased through the acquisition of Microware completed in August 2001. Amortization periods for intangible assets range from four to 15 years.

   Restructuring Charges. Beginning in the first quarter of 2001, the Company initiated a restructuring of its operations in light of overall market conditions and the economic downturn. The Company recorded additional restructuring charges during the second quarter of 2001 and the fourth quarter of 2001. These measures, which included workforce reductions, consolidation of certain facilities, fixed asset and capitalized software write-downs, and other costs, were largely intended to align the Company’s capacity and infrastructure to anticipated demands for the Company’s products.

   During 2001, the Company recorded three restructuring charges for a total of $17.0 million. These restructuring charges included employee termination and related costs of $5.0 million, facility and leasehold improvement charges relating to the leased facilities that were vacated of $6.1 million, impairment of property and equipment of $3.0 million, impairment of capitalized software of $2.6 million, and other charges of $0.3 million.

   The employee termination and related costs pertaining to the 2001 restructuring charges included the elimination of approximately 300 domestic and 25 international positions. The employment reductions primarily affected employees in manufacturing, sales, and office support functions. The facility and leasehold improvements charges and the equipment charges related to the decision to completely eliminate manufacturing operations in Houston, Texas and vacate several domestic and international sales offices and design centers. The impairment of capitalized software was associated with the acceleration of end-of-life product strategies at one of the restructured design centers and the discontinuance of all non-strategic in-process capitalized software efforts. Other charges included legal and accounting fees associated with the restructuring activities.

   Interest (Expense) Income, net. Net interest expense increased $1.4 million for the year ended December 31, 2001 compared to the year ended December 31, 2000. The primary reason for the decrease in net interest expense was due to the payment of interest expense at 5.5% on $100.0 million convertible subordinated notes for the full year of 2001 offset by interest income on short-term and long-term investments with average interest rates of 5% for 2001. During the first three quarters of 2000, the Company did not hold any short-term investments or debt, but did receive interest income on its overnight cash investment account, net of interest expense on $13.9 million borrowed against its $20.0 million line of credit with a bank at an interest rate of 8.5%. At the end of the third quarter of 2000, the Company increased its amount of cash for investment by issuing $120.0 million convertible subordinated notes with an interest rate of 5.5%, of which $20.0 million was repurchased during the fourth quarter of 2000.

   Other (Expense) Income, net. Net other expense increased by $7.1 million for the year ended December 31, 2001 compared to the year ended December 31, 2000. The impact of foreign exchange rate fluctuations for the year ended December 31, 2001 resulted in expense of approximately $0.8 million compared to $0.5 million in 2000. Additionally, the Company wrote off $0.5 million of fixed assets not related to restructuring activities during the year ended December 31, 2001. Further, the Company sold 367,000 shares of GA common stock during the first quarter of 2000, resulting in a gain of $0.9 million. The Company holds shares in GA as a result of the 1996 sale of Texas Micro’s Sequoia Enterprise Systems business unit to GA in exchange for stock. The Company reclassified its gain on early extinguishment of convertible subordinated notes of $5.1 million including related income tax effects to Other (Expense) Income from extraordinary gain on early extinguishment of convertible subordinated notes for the year ended December 31, 2000 in accordance with the provisions of SFAS 145.

   Income Taxes. The Company recorded a tax benefit of $28.0 million for 2001 and a tax provision of $7.8 million for 2000. The Company’s effective tax rate was (44.8%) in 2001, compared to 19.2% in 2000. The Company’s effective tax rate in 2001 differed from the statutory rate primarily due to the impact of research and development tax credits generated in 2001, the application of additional tax credits to prior year returns, and the U.S. income tax benefits on foreign export sales.

   At December 31, 2001, the Company recorded net deferred tax assets of $33.8 million after providing a valuation allowance of $19.3 million due to the uncertainty of realization of certain net operating loss and tax credit carryforwards.

   Valuation allowances of $19.3 million and $13.5 million, as of December 31, 2001 and 2000, respectively, have been provided for deferred income tax assets related primarily to net operating loss carryforwards that may not be realized. The increase in valuation allowance in the year ended December 31, 2001 compared to the year ended December 31, 2000 primarily relates to net operating loss carryforwards arising from the acquisitions of Microware and Texas Micro. Any tax benefits subsequently recognized for the acquired Microware net operating loss carryforwards would be allocated to goodwill.

Liquidity and Capital Resources

   As of December 31, 2002, RadiSys had $33.1 million in cash and cash equivalents, $72.7 million in short-term investments, and working capital of $132.5 million.

   The following table summarizes selected financial information for each of the years ended on the dates indicated:

(In thousands)

	December 31, 2002	December 31, 2001	December 31, 2000

Working capital	$132,474	$141,940	$205,357
Cash and cash equivalents	$33,138	$29,036	$40,621
Short-term investments, net	$72,661	$71,117	$93,264
Accounts receivable, net	$27,473	$41,694	$68,241
Inventories, net	$24,864	$32,651	$53,247
Long-term investments, net	$13,128	$13,197	$—
Accounts payable	$18,933	$24,512	$32,602
Convertible subordinated notes, net of discount	$77,366	$97,521	$97,191

   Cash and cash equivalents increased by $4.1 million from $29.0 million at December 31, 2001 to $33.1 million at December 31, 2002. Activities impacting cash and cash equivalents are as follows:

   Cash Flows

(In thousands)

	Years Ended December 31,

	2002	2001	2000

Cash provided by operating activities	$23,230	$5,353	$41,752
Cash used in investing activities	(6,568)	(19,887)	(109,950)
Cash (used in) provided by financing activities	(15,075)	2,317	93,482
Effects of exchange rate changes on cash	2,515	632	(371)

Net increase (decrease) in cash and cash equivalents	$4,102	$(11,585)	$24,913

   Working capital decreased $9.4 million from $141.9 million in 2001 to $132.5 million in 2002. The net decrease in working capital year-over-year was related to the net decrease in accounts receivable of $14.2 million, the net decrease of inventories of $7.8 million, the decease in accounts payable of $5.6 million, and the decrease in accrued restructuring of $2.3 million, which were partially offset by the net decrease in current deferred tax assets of $6.0 million.

   The net decrease in accounts receivable of $14.2 million from 2001 to 2002 resulted from lower sales volume in 2002 as well as an improvement in average days sales outstanding (“DSO”) from 68 days at the end of 2001 to 52 days exiting 2002. The decline in inventory of $7.8 million was primarily a result of the Company’s efforts to carefully manage inventory levels in order to meet future customer demands while attempting to mitigate high levels of inventory obsolescence throughout 2002.

   Net cash used in investing activities was $6.6 million, $19.9 million, and $110.0 million for 2002, 2001, and 2000, respectively. Significant investing activities affecting cash and cash equivalents for the year ended December 31, 2002 include $91.4 million in purchases of held-to-maturity investments offset by $88.0 million in proceeds from maturities of held-to-maturity investments, and $3.4 million of capital expenditures. Cash expenditures for business acquisitions during 2001 consisted of the purchase of S-Link for approximately $4.5 million (and $0.2 million for equipment), the purchase of Microware for approximately $13.6 million (an additional $0.3 million has been accrued) and $2.8 million for the increased purchase price for the OCP acquisition based upon a formula tied to certain OCP revenues pursuant to the acquisition agreement. This $2.8 million payment was recorded in 2000, but paid in 2001. The Company accrued a $1.1 million increase in the purchase price for the OCP acquisition in 2001 that was paid during the first quarter of 2002. Capital expenditures for 2002 of $3.4 million primarily consisted of improvements in information technology infrastructure. Capital expenditures for 2001 of $4.6 million primarily consisted of SAP implementation costs and network upgrades. Capital expenditures for 2000 of $14.1 million primarily consisted of purchases of a building and land adjacent to the Hillsboro facility, SAP implementations and network upgrades.

   Net cash (used in) provided by financing activities was ($15.1) million, $2.3 million, and $93.5 million for 2002, 2001, and 2000, respectively. Financing activities for the year ended December 31, 2002 consisted of $3.6 million of proceeds from issuance of common stock in connection with the purchase of shares under the Employee Stock Purchase Plan. This increase was offset by the early extinguishments of convertible subordinated notes of $17.5 million and the repurchase of 147,000 shares of RadiSys stock for $1.1 million. Financing activities for the year ended December 31, 2001 consisted of $5.6 million of proceeds from issuance of common stock in connection with exercise of options under the 1995 Stock Incentive Plan and the purchase of shares under the Employee Stock Purchase Plan. This increase was offset by the repurchase of 74,000 shares of RadiSys stock for $1.0 million. Subsequent to the purchase of Microware, the Company paid off Microware’s 8% Convertible Debenture with Elder Court for $2.2 million, of which $0.5 million represented a payment on early settlement of the debenture. Significant financing activities for the year ended December 31, 2000 included $116.1 million in net proceeds from the original issuance of $120.0 million convertible subordinated notes, less the repurchase of $20.0 million principal amount of convertible subordinated notes for $14.6 million, and $14.1 million in proceeds from issuance of common stock. These activities were offset by the repayment of the line of credit of $13.9 million and the repurchase of 297,000 shares of stock for $8.1 million.

   Sale of Held-to-Maturity Investment

   Short-term investments with an original maturity date greater than three months are classified as investments held-to-maturity and are stated at amortized cost in the Consolidated Balance Sheets. These investments are classified as held-to-maturity because the Company has the intent and ability to hold these securities to maturity. In 2001, however, RadiSys sold one of its long-term held-to-maturity investments in order to comply with its investment policy, when it was determined that it held investments totaling more than $10.0 million with two different issuers which became affiliated with each other, via a merger. RadiSys’ investment policy stipulates that the Company limit its investment to $10.0 million in any financial instrument with any one issuer, except with those backed by the U.S. Government. RadiSys sold one of the affiliated investments with a par value of $5.0 million and cost basis of $5.1 million for approximately $5.2 million, of which $0.1 million related to accrued interest and $0.02 million related to a gain on sale of investment. This sale does not represent a material contradiction to the Company’s stated intent to hold the securities to maturity and does not establish a pattern of such sales.

   Stock Repurchase Program

   During the fourth quarter of 2001, the Company’s Board of Directors authorized the repurchase of up to 500,000 of its outstanding shares of common stock. The 2001 stock repurchase program expired during the third quarter of 2002, at which time the Board of Directors authorized a new stock repurchase program for the repurchase of up to 500,000 of its outstanding shares of common stock. During the years ended December 31, 2002, 2001 and 2000, the Company repurchased 147,000, 74,000 and 297,000 of outstanding shares, respectively, in the open market or through privately negotiated transactions for $1.1 million, $1.0 million, and $8.1 million, respectively. The timing and size of any future stock repurchases are subject to market conditions, stock prices, cash position, and other cash requirements.

   Line of Credit

   Subsequent to December 31, 2002, the Company renewed its line of credit facility for $20.0 million at an interest rate based upon the lower of the bank's prime rate or London Inter-Bank Offered Rate (“LIBOR”) plus 1%, which expires on March 31, 2004. The line of credit is secured by the Company's non-equity investments. Pursuant to the provisions of the security agreement, the market value of these investments must exceed 125% of the facility amount, and the investments must meet specified investment grade ratings.

   As of December 31, 2002 and 2001, there was no outstanding balance on the line of credit.

   Convertible Subordinated Notes

   During the quarter ended September 30, 2000, RadiSys received $116.1 million in net proceeds, after discount and net issuance costs, from a private placement of $120.0 million aggregate principal amount, of 5.5% convertible subordinated notes due August 2007. The notes are unsecured obligations convertible into RadiSys Common Stock at a conversion price of $67.80 per share and are subordinated to all present and future senior indebtedness of the Company. Interest on the subordinated notes accrues at 5.5% per year and is payable semi-annually on February 15 and August 15. Payments commenced on February 15, 2001. In October 2000, RadiSys repurchased $20.0 million principal amount of the 5.5% convertible subordinated notes for $14.6 million in a negotiated transaction with a third party. The early extinguishment of the notes resulted in gain of approximately $5.1 million.

   During the year ended December 31, 2002, RadiSys’ Board of Directors authorized the repurchase, in the open market or through privately negotiated transactions, of up to $30.0 million of the Company’s 5.5% convertible subordinated notes. This authorization expired on February 21, 2003.

   For the year ended December 31, 2002, the Company repurchased approximately $21.0 million principal amount of the 5.5% convertible subordinated notes, with an associated net discount of $0.6 million for $17.5 million in cash as part of negotiated transactions with third parties. The early extinguishments of the notes resulted in a gain of $3.0 million.

   Mortgage Payable

   Through the acquisition of Microware, RadiSys assumed a long-term mortgage payable to GMAC Commercial Mortgage Company in the amount of $6.7 million. The mortgage payable is secured by Microware’s facility and by the associated real estate in Des Moines, Iowa. In accordance with the provisions of the mortgage agreement, the Company issued an irrevocable standby letter of credit in the amount of $0.8 million, which is used as a part of collateral. The Company also has $0.8 million of restricted cash at December 31, 2002 and 2001 related to the standby letter of credit. Monthly payments are $0.05 million, including interest at 7.46%, with the unpaid balance due January 1, 2008.

   During the year ended December 31, 2002, the Company paid $0.07 million of principal on its mortgage payable, along with interest at 7.46% of $0.5 million. During the year ended December 31, 2002, the Company reinvested $0.8 million of restricted cash in a restricted short-term investment account as a part of collateral for its mortgage. The current portion of the mortgage payable of $0.08 million is included in accounts payable in the Consolidated Balance Sheets as of December 31, 2002 and 2001.

   Contractual Obligations

   The following summarizes RadiSys’ contractual obligations at December 31, 2002 and the effect of such on its liquidity and cash flows in future periods.

(In thousands)

Years Ending December 31,	Convertible Subordinated Notes	Mortgage Payable	Future Minimum Lease Payments	Total

2003	$—	$83	$4,079	$4,162
2004	—	89	3,827	3,916
2005	—	97	3,109	3,206
2006	—	104	1,810	1,914
2007	79,024	113	1,772	80,909
Thereafter	—	6,185	7,194	13,379

	79,024	6,671	21,791	107,486
Less: current portion	—	(83)	(4,079)	(4,162)

Long-term obligations	$79,024	$6,588	17,712	103,324

   The Company does not engage in any activity involving special purpose entities or off-balance sheet financing.

   Outlook

   The Company believes its existing cash and cash equivalents and cash provided by operations are sufficient to sustain its short and long-term liquidity requirements. Working capital requirements over the next year are expected to be satisfied from existing cash, marketable securities balances, and cash flows from operations. Capital expenditures are expected to be minimal, ranging from $0.5 million to $1.0 million per quarter. Because capital requirements cannot be predicted with certainty, it is possible that the Company could be compelled to obtain additional financing in the future, and that financing may not be available.

   Recent Accounting Pronouncements

   In May 2002, the FASB issued SFAS 145 which rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary as outlined in SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” (“SFAS 4”) unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” In addition, SFAS 145 also requires sale-leaseback accounting for certain lease modifications, as defined in SFAS No. 13, “Accounting for Leases,” (“SFAS 13”), that have economic effects similar to sale-leaseback transactions, and makes various technical corrections to existing pronouncements. SFAS 145 pertaining to the provisions of SFAS 4 is effective for the fiscal years beginning after May 15, 2002, and the SFAS 145 provisions related to SFAS 13 are effective for transactions occurring after May 15, 2002. The Company has elected early adoption of SFAS 145 and, accordingly, reclassified the extraordinary gain of $0.8 million and its income tax effect of $0.5 million recorded in the quarter ended March 31, 2002 to a gain on early extinguishment of convertible subordinated notes of $1.4 million during the six months ended June 30, 2002. For the year ended December 31, 2002 the Company recognized a gain on early extinguishments of convertible subordinated notes of $3.0 million. The Company reclassified gain on early extinguishment of convertible subordinated notes of $5.1 million including related income tax effects to Other (Expense) Income from extraordinary gain on early extinguishment of convertible subordinated notes for the year ended December 31, 2000 in accordance with the provisions of SFAS 145.

   In July 2002, the FASB issued SFAS 146, which requires that a liability for a cost associated with an exit or disposal activity be recognized and be measured initially at its fair value when a liability is incurred. SFAS 146 eliminates the definition and requirement for recognition of exit costs in EITF 94-3 where an exit cost was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. RadiSys does not expect the implementation of this statement to have a material effect on the Company’s financial position or results of operations.

   In November 2002, the FASB issued FIN 45, which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for the financial statements of interim or annual reports ending after December 15, 2002. The Company has adopted the disclosure requirements of FIN 45 during the fourth quarter of 2002. The adoption of the disclosure requirements of FIN 45 did not have a material effect on the Company’s financial position or results of operations.

   In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, An Amendment of FASB Statement No. 123,” (“SFAS 148”). SFAS 148 amends certain provisions of SFAS 123 and provides alternative methods of transition in voluntary adoption of SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”). The Company accounts for its stock-based compensation in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has adopted the disclosure requirements of SFAS 148 during the fourth quarter of 2002.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   RadiSys is exposed to market risk from changes in interest rates, foreign currency exchange rates, and equity trading prices, which could affect its financial position and results of operations.

   Interest Rate Risk. RadiSys invests its excess cash in debt instruments of the U.S. Government and its agencies, and those of high-quality corporate issuers. The Company attempts to protect and preserve its invested funds by limiting default, market, and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely affected due to a rise in interest rates while floating rate securities may produce less income than expected if interest rates decline. Due to the short duration of most of the investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair value of the Company’s portfolio. Therefore, the Company would not expect its operating results or cash flows to be affected, to any significant degree, by the effect of a sudden change in market interest rates on its securities portfolio.

   The fair market value of long-term fixed interest rate debt securities is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt securities will increase as interest rates decline and decrease as interest rates rise. The interest rate changes affect the fair market value but do not necessarily have a direct impact on the Company’s earnings or cash flows. The estimated fair value of the Company’s long-term debt securities at December 31, 2002 was $66.5 million. The effect of an immediate 10% change in interest rates would not have a material effect on the Company’s operating results or cash flows.

   Foreign Currency Risk. RadiSys pays the expenses of its international operations in local currencies, namely, the Japanese Yen, Canadian Dollar, British Pound, New Shekel, and Euro. The international operations are subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, future results could be materially and adversely affected by changes in these or other factors. RadiSys is also exposed to foreign exchange rate fluctuations as the balance sheets and income statements of its foreign subsidiaries are translated into U.S. dollars during the consolidation process. Because exchange rates vary, these results, when translated, may vary from expectations and adversely affect overall expected profitability. The Company implemented a hedging policy in the fourth quarter of 2000 to mitigate exposures on certain transactions and balances that are not denominated in U.S. dollars. No forward contracts were outstanding at December 31, 2002 or December 31, 2001. Foreign exchange transaction losses, net of gains for the year ended December 31, 2002 and 2001 were approximately $1.3 million and $0.8 million, respectively.

   Equity Price Risk. RadiSys is exposed to equity price risk due to available-for-sale investments it holds in GA common stock and Met Life non-voting common stock. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. Neither a 10% increase nor a 10% decrease in equity prices would have a material effect on the Company’s financial position, results of operations, or cash flows because the carrying values of these investments in the Consolidated Financial Statements are less than $0.5 million.

Item 8. Financial Statements and Supplementary Data

Quarterly Financial Data (unaudited)
(In thousands, except per share data)

	Year Ended December 31, 2002				Year Ended December 31, 2001

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$52,752	$52,163	$47,927	$47,297	$56,159	$61,803	$53,902	$55,888
Gross margin	14,716	15,077	15,103	14,376	9,748	10,290	13,546	1,588
Income (loss) from operations	(2,231)	(7,482)	(206)	2,243	(20,341)	(12,460)	(5,272)	(22,259)
Net income (loss)	(653)	(3,072)	(521)	941	(8,478)	(9,462)	(3,174)	(13,372)
Net income (loss) per
share (basic)	(0.04)	(0.18)	(0.03)	0.05	(0.49)	(0.55)	(0.18)	(0.77)
Net income (loss) per
share (diluted)	(0.04)	(0.18)	(0.03)	0.05	(0.49)	(0.55)	(0.18)	(0.77)

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of
RadiSys Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity, and of cash flows present fairly, in all material respects, the financial position of RadiSys Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 6 to the Consolidated Financial Statements, on January 1, 2002, the Company changed its method of accounting for goodwill.

PRICEWATERHOUSECOOPERS LLP

Portland, Oregon
March 7, 2003 except for Note 22, as to which the date is March 24, 2003.

RADISYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,

	2002	2001	2000

Revenues	$200,139	$227,752	$340,676
Cost of sales	140,867	192,580	223,779

Gross margin	59,272	35,172	116,897

Research and development	30,225	35,254	37,256
Selling, general, and administrative expense	31,378	35,661	39,059
Goodwill amortization	—	5,500	5,475
Intangible assets amortization	3,079	2,101	1,102
Gain on sale of Multibus, net of expenses	(1,164)	—	—
Restructuring charges	3,430	16,988	—

(Loss) income from operations	(7,676)	(60,332)	34,005

Interest (expense) income, net	(2,621)	(223)	1,179
Other income (expense), net	1,879	(1,914)	5,225

(Loss) income before income tax benefit (provision)	(8,418)	(62,469)	40,409
Income tax benefit (provision)	5,113	27,983	(7,763)

Net (loss) income	$(3,305)	$(34,486)	$32,646

Net (loss) income per share (basic)	$(0.19)	$(2.00)	$1.92

Net (loss) income per share (diluted)	$(0.19)	$(2.00)	$1.80

Weighted average shares outstanding (basic)	17,495	17,249	16,974

Weighted average shares outstanding (diluted)	17,495	17,249	18,161

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2002	December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents (Notes 1 and 2)	$33,138	$29,036
Short-term investments, net (Notes 1 and 2)	72,661	71,117
Accounts receivable, net (Notes 1 and 3)	27,473	41,694
Inventories, net (Notes 1 and 4)	24,864	32,651
Other current assets	4,148	4,278
Deferred tax assets (Notes 1 and 14)	7,521	13,474

Total current assets	169,805	192,250

Property and equipment, net (Notes 1, 5, and 17)	25,882	30,205
Goodwill (Notes 1, 6, and 17)	29,969	30,679
Intangible assets, net (Notes 1, 7, and 17)	11,159	14,188
Long-term investments, net (Notes 1 and 2)	13,128	13,197
Deferred tax assets (Notes 1 and 14)	21,437	20,284
Other assets (Notes 1 and 8)	2,706	4,398

Total assets	$274,086	$305,201

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable (Notes 1 and 12)	$18,933	$24,512
Accrued restructuring (Note 9)	5,178	7,490
Accrued interest payable (Notes 1 and 12)	1,643	2,068
Accrued wages and bonuses	4,879	5,463
Other accrued liabilities (Notes 1 and 10)	6,698	10,777

Total current liabilities	37,331	50,310

Long-term liabilities (Note 12):
Convertible subordinated notes (Notes 1,8 and 12)	77,366	97,521
Mortgage payable	6,588	6,659

Total liabilities	121,285	154,490

Commitments and contingencies (Note 13)	—	—

Shareholders’ equity (Note 15):
Common stock – no par value, 100,000 shares authorized; 17,605 and 17,347 shares issued and outstanding at December 31, 2002 and December 31, 2001	161,485	158,716
Accumulated deficit	(10,025)	(6,720)
Accumulated other comprehensive income (loss):
Cumulative translation adjustments (Note 1)	1,230	(1,285)
Unrealized gain on securities available-for-sale (Note 1)	111	—

Total shareholders’ equity	152,801	150,711

Total liabilities and shareholders’ equity	$274,086	$305,201

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)

	Common Stock		Cumulative translation adjustments	Unrealized gain (loss) on securities	Accumulated (deficit) earnings	Total	Total comprehensive (loss) income

	Shares	Amount

Balances, December 31, 1999	16,489	$141,030	$(1,546)	$(349)	$(4,880)	134,255

Shares issued pursuant to benefit plans	878	14,142	—	—	—	14,142	$—
Shares repurchased	(297)	(8,145)	—	—	—	(8,145)	—
Tax effect of options exercised	—	6,455	—	—	—	6,455	—
Translation adjustments	—	—	(371)	—	—	(371)	(371)
Unrealized gain on securities available-for-sale	—	—	—	349	—	349	349
Net income for the year	—	—	—	—	32,646	32,646	32,646

Balances, December 31, 2000	17,070	153,482	(1,917)	—	27,766	179,331
Comprehensive income, year ended 2000							$32,624

Shares issued pursuant to benefit plans	351	5,596	—	—	—	5,596	—
Shares repurchased	(74)	(1,048)	—	—	—	(1,048)	—
Tax effect of options exercised	—	686	—	—	—	686	—
Translation adjustments	—	—	632	—	—	632	632
Net loss for the year	—	—	—	—	(34,486)	(34,486)	(34,486)

Balances, December 31, 2001	17,347	158,716	(1,285)	—	(6,720)	150,711
Comprehensive loss, year ended 2001							$(33,854)

Shares issued pursuant to benefit plans	405	3,561	—	—	—	3,561	—
Shares repurchased	(147)	(1,093)	—	—	—	(1,093)	—
Tax effect of options exercised	—	301	—	—	—	301	—
Translation adjustments	—	—	2,515	—	—	2,515	2,515
Unrealized gain on securities available-for-sale	—	—	—	111	—	111	111
Net loss for the year	—	—	—	—	(3,305)	(3,305)	(3,305)

Balances, December 31, 2002	17,605	$161,485	$1,230	$111	$(10,025)	$152,801

Comprehensive loss, year ended 2002							$(679)

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net (loss) income	$(3,305)	$(34,486)	$32,646
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	11,553	18,472	16,942
Provision for allowance for doubtful accounts	443	1,344	198
Provision for inventory reserves	6,848	20,547	4,112
Non-cash restructuring (adjustments) charges	(188)	5,570	—
Non-cash interest expense	2,276	330	461
Realized loss on security available-for-sale	—	509	766
Gain on sale of security available-for-sale	—	—	(856)
Gain on settlement of notes receivable	—	—	(663)
Gain on sale of Multibus	(1,200)	—	—
Write-off of fixed assets	316	1,210	—
Write-off of capitalized software	347	197	—
Gain on early extinguishments of convertible subordinated notes	(3,010)	—	(5,078)
Deferred income taxes	4,800	(23,610)	(1,726)
Tax benefits on options exercised	301	686	6,455
Other	(180)	(50)	—
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	14,278	27,364	(9,820)
Inventories	749	49	(15,985)
Other current assets	161	(2,031)	(1,036)
Accounts payable	(5,579)	(9,464)	12,724
Accrued restructuring	(1,402)	7,656	—
Accrued interest payable	(424)	(117)	2,185
Income taxes payable	—	(3,987)	2,115
Accrued wages and bonuses	(584)	(2,413)	1,170
Other accrued liabilities	(2,970)	(2,423)	(2,858)

Net cash provided by operating activities	23,230	5,353	41,752

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,

	2002	2001	2000

Cash flows from investing activities:
Proceeds from sale or maturity of held-to-maturity investments	$87,970	$183,043	$—
Purchase of held-to-maturity investments	(91,394)	(174,093)	(93,264)
Business acquisitions and intangibles, net of cash acquired	—	(20,959)	—
Proceeds from sale of securities available-for-sale	—	—	1,210
Capital expenditures	(3,430)	(4,590)	(14,101)
Proceeds from sale of Multibus business unit	700	—	—
Employee deferred compensation arrangements	(414)	(667)	—
Capitalized software production costs and other assets	—	(2,621)	(3,795)

Net cash used in investing activities	(6,568)	(19,887)	(109,950)

Cash flows from financing activities:
Short-term borrowings	—	—	(13,931)
Principal payments on capital lease obligation	—	—	(73)
Proceeds from issuance of convertible subordinated notes, net of discount	—	—	116,081
Early extinguishments of convertible subordinated notes	(17,472)	—	(14,592)
Repayment of Microware convertible debenture	—	(2,200)	—
Principal payments on mortgage payable	(71)	(31)	—
Proceeds from issuance of common stock	3,561	5,596	14,142
Repurchases of common stock	(1,093)	(1,048)	(8,145)

Net cash (used in) provided by financing activities	(15,075)	2,317	93,482

Effects of exchange rate changes on cash	2,515	632	(371)

Net increase (decrease) in cash and cash equivalents	4,102	(11,585)	24,913

Cash and cash equivalents, beginning of period	29,036	40,621	15,708

Cash and cash equivalents, end of period	$33,138	$29,036	$40,621

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$5,568	$5,812	$547
Income taxes	323	2,185	3,234

Supplemental disclosure of noncash investing activity:
Notes receivable received as part of sale of Multibus	$500	$—	$—

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 1 – Significant Accounting Policies

Basis of Presentation

   RadiSys Corporation (“RadiSys” or the “Company”) was incorporated in March 1987 under the laws of the State of Oregon for the purpose of developing, producing, and marketing computer system (hardware and software) products for embedded computer applications in the manufacturing automation, medical, transportation, telecommunications, and test equipment marketplaces. The Company has evolved into a leading provider of embedded systems for compute, data processing, and network-intensive applications to OEM’s within the commercial systems, service provider systems, and enterprise systems markets. The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been properly eliminated in consolidation.

Management Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. This includes, among other things, collectibility of accounts receivable; realizability of investments, inventories, intangible assets, and deferred income taxes, and the adequacy of warranty obligations and restructuring liabilities. Actual results could differ from those estimates.

Reclassifications

   Certain reclassifications have been made to amounts in prior years to conform to current year presentation. These changes had no effect on previously reported results of operations or shareholders’ equity.

Revenue Recognition

   The Company generally recognizes revenue from hardware product sales upon shipment to customers provided that:

  an authorized purchase order has been received;
  the price is fixed;
  title has transferred;
  collection of the resulting receivable is probable;
  product returns are reasonably estimable;
  there are no customer acceptance requirements; and
  there are no remaining significant obligations on the part of the Company.

   For sales to distributors, probable returns are estimated and accrued, based upon contractual limitations and historical return rates.

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

  collection of the resulting receivable is reasonably assured;
  the fee is fixed or determinable; and
  vendor-specific objective evidence exists to allocate the total fee to all delivered and undelivered elements of the arrangement.

   Any post-contract support included in these arrangements are recognized as earned on the straight-line basis over the terms of the contracts. Software product revenues were not significant to the Company for the years reported. Service revenues include custom contract engineering work and custom software development projects and are recognized on a percentage-of-completion basis. Service revenues were not significant to the Company’s operations for the years reported. Non-recurring engineering revenue is recognized upon completion of certain engineering milestones.

   Revenue from customers for prepaid, non-refundable royalties is recorded when the revenue recognition criteria has been met. Revenue for non-prepaid royalties is recognized at the time the underlying product is shipped by the customer paying the royalty provided that collection of the resulting receivable is probable.

Cash and Cash Equivalents

   The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents in accordance with Statement of Financial Accounting Standard No. 95 “Statement of Cash Flows,” (“SFAS 95”).

Investments

   Investments with original maturities of more than three months but less than a year are classified as Short-term investments, and investments with maturities more than a year are classified as Long-term investments in the consolidated financial statements. Short-term and long-term investments consist of corporate bonds and commercial paper. The Company classifies, at the date of acquisition, its investments into categories in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”). Investments are classified as held-to-maturity if the Company has the positive intent and ability to hold those securities to maturity and are stated at amortized cost in the Consolidated Balance Sheets. Investments classified as held-to-maturity are high credit quality securities with weighted average maturities of the portfolio not greater than 12 months and no individual security maturities greater than 24 months in accordance with the Company’s investment policy. Investments classified as available-for-sale are reported at fair value with the related unrealized gains and losses included in Shareholders’ equity in the Consolidated Balance Sheets. Realized gains and losses, declines in value of securities judged to be other than temporary, and interest and dividends on all securities are included in Other income, net and Interest income, net, in the Consolidated Statements of Operations.

Accounts Receivable

   Trade accounts receivable is stated net of an allowance for doubtful accounts. An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of customers to make required payments. Management reviews the allowance for doubtful accounts quarterly for reasonableness and adequacy. If the financial condition of the Company’s customers were to deteriorate resulting in an impairment of their ability to make payments, additional provisions for uncollectible accounts receivable may be required. In the event the Company determined that a smaller or larger reserve was appropriate, it would record a credit or a charge in the period in which such determination is made. The Company’s customers are concentrated in the technology industry, consequently, the operations and collection of its accounts receivable are directly associated with the operational results of the industry.

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

Long-Lived Assets

   Property, equipment, and identifiable intangibles are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Disposal of Long-Lived Assets” (“SFAS 144”). The Company assesses the impairment of property and equipment and identifiable intangibles whenever changes in circumstances indicate that the carrying value may not be recoverable.

   When the Company determines that the carrying value of the property and equipment and identifiable intangibles will not be recoverable, the Company records the impairment based on a future discounted cash flow method. The Company estimates future discounted cash flows using assumptions about its expected future operating performance. The Company’s estimates of discounted cash flows may differ from actual cash flow due to, among other things, technological changes, economic conditions, or changes to its business operations. The Company has not recognized impairment losses defined under the provisions of SFAS 144.

Goodwill

   Goodwill represents the excess of cost over the assigned value of the net assets in connection with all acquisitions. Goodwill is reviewed for impairment in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” (“SFAS 142”). SFAS 142 requires goodwill to be tested for impairment at least annually and under certain circumstances written down when impaired, rather than be amortized as previous standards required. The Company has not recognized impairment losses defined under the provisions of SFAS 142.

Property and Equipment

   Property and equipment is recorded at historical cost and depreciated or amortized on a straight line basis as follows:

Buildings	40 years
Machinery, equipment, furniture, and fixtures	5 years
Software ,computer hardware, vehicles, and manufacturing test fixtures	3 years
Leasehold improvements	Lessor of the lease terms or estimated useful lives

   Ordinary maintenance and repair expenses are charged to income when incurred.

Warranty

   Our products are warranted to be free of defect for a period ranging from one to three years. The Company estimates the costs that may be incurred under its warranty program and records a liability for the costs at the time product revenue is recognized. The Company assesses quarterly the reasonableness and adequacy of the warranty liability and adjusts such amounts as necessary. The Company has adopted the disclosure requirements of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others,” (“FIN 45”) issued in November 2002.

Research and Development

   Research and development expenses are charged to income as incurred.

Computer Software Production Costs

   The Company historically capitalized software development costs incurred in the production of computer software. On January 1, 2002, the Company generally discontinued capitalizing software development costs as the Company concluded it would not incur any material costs between the point of technological feasibility and general release of the product to customers in the future. As such software development costs are expensed as research and development costs beginning January 1, 2002. Amortization of previously capitalized software development costs is calculated using a straight-line method over the expected product life cycle.

Income Taxes

   As a general practice, RadiSys reinvests the earnings of its foreign subsidiaries in those operations unless it would be advantageous to repatriate the foreign subsidiaries’ retained earnings. The Company accounts for income taxes using the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities. Valuation allowances are established in accordance with SFAS No. 109, “Accounting for Income Taxes,” (“SFAS 109”) to reduce deferred tax assets to the amount expected to “more likely than not” be realized in future tax returns. Tax law and rate changes are reflected in the period such changes are enacted.

Fair Value of Financial Assets and Liabilities

   RadiSys estimates the fair value of its monetary assets and liabilities including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and convertible subordinated notes based upon comparative market values of instruments of a similar nature and degree of risk in accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” (“SFAS 107”). The fair value for the convertible subordinated notes is based on quoted market prices as of the balance sheet date.

Comprehensive Income

   In accordance with SFAS No. 130, “Reporting Comprehensive Income,” (“SFAS 130”), the Company reports Accumulated other comprehensive (loss) income in its Consolidated Balance Sheets. Net (loss) income, Translation adjustments and Unrealized gains (losses) on securities available-for-sale represent the Company’s only other comprehensive income items. The Cumulative translation adjustments consist of unrealized gains (losses) in accordance with SFAS No. 52, “Foreign Currency Translation” (“SFAS 52”). The Company has no intention of liquidating the assets of its non-redundant foreign subsidiaries in the foreseeable future.

Stock-Based Compensation

   The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and provides pro forma disclosures of net (loss) income and net (loss) income per common share as if the fair value method had been applied in measuring compensation expense in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”). Equity instruments are not granted to non-employees, other than directors, as defined in the respective plan agreements.

   The Company has elected to account for its stock-based compensation under APB 25; however, as required by SFAS No. 123, the Company computed the value of options granted during 2002, 2001, and 2000 using the Black-Scholes option pricing model for pro forma disclosure purposes. The weighted average assumptions used for stock option grants for 2002, 2001 and 2000 were risk-free interest rates of 2.87%, 4.21%, and 5.86%, respectively, expected dividend yields of 0%, expected lives of 3.1, 3.5, and 4 years, respectively, and expected volatility of 90%, 83%, and 85%, respectively.

   The weighted average assumptions used for ESPP shares for 2002, 2001, and 2000 were risk-free interest rates of 3.29%, 4.49%, and 5.46%, respectively, expected dividend yields of 0%, expected lives of 1.5 years, and expected volatility of 80%, 73%, and 78%, respectively. The interest rates used are reflective of the prevailing rates as of grant dates throughout the years. The weighted-average fair value of Employee Stock Purchase Program (“ESPP”) shares granted in 2002, 2001, and 2000 was $9.4 million, $8.0 million, and $5.5 million, respectively.

   Options are assumed to be exercised upon vesting for purposes of this valuation. Adjustments are made for options forfeited as they occur. For the years ended December 31, 2002, 2001, and 2000, the total value of the options granted was approximately $14.0 million, $19.8 million, and $32.9 million, respectively, which would be amortized on a straight-line basis over the vesting periods of the options.

   Had RadiSys accounted for these plans in accordance with SFAS 123, the Company’s net (loss) income and pro forma net (loss) income per share would have been reported as follows:

(In thousands, except per share amounts)

	Years ended December 31,

	2002	2001	2000

Net (loss) income as reported	$(3,305)	$(34,486)	$32,646
Add: Stock-based employee compensation expense included in reported net (loss) income, net of related tax effects	—	—	—
Deduct: Total Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,705)	(9,875)	(13,666)

Pro forma net (loss) income	$(9,010)	$(44,361)	$18,980

Net (loss) income per share:

Basic – as reported	$(0.19)	$(2.00)	$1.92

Basic – pro forma	$(0.52)	$(2.57)	$1.12

Diluted – as reported	$(0.19)	$(2.00)	$1.80

Diluted – pro forma	$(0.52)	$(2.57)	$1.05

   The effects of applying SFAS 123 for providing pro forma disclosure for 2002, 2001, and 2000 are not likely to be representative of the effects on reported net (loss) income and net (loss) income per share for future years since options vest over several years and additional awards are made each year.

Net (loss) income per share

   The Company computes earnings per share in accordance with SFAS No. 128, “Earnings per Share,” (“SFAS 128”). Accordingly, basic earnings per share amounts are computed based on the weighted average number of common shares outstanding. Diluted earnings per share amounts are based on the increased number of common shares that would be outstanding assuming the exercise of certain outstanding stock options and convertible subordinated notes, when such conversion would have the effect of reducing earnings per share.

Foreign currency translation

   Assets and liabilities of international operations are translated into U.S. dollars at exchange rates as of December 31, 2002 and 2001. Income and expense accounts are translated into U.S. dollars at the actual daily rates of exchange prevailing during the period. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component in shareholders' equity in accordance with SFAS 130. Foreign exchange transaction gains and losses are included in Other income, net, in the Consolidated Statements of Operations. Foreign currency transaction losses, net of gains for the years ended December 31, 2002, 2001, and 2000 were approximately $1.3 million, $0.8 million, and $0.5 million, respectively.

Recent Accounting Pronouncements

   In May 2002, Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” (“SFAS 145”). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary as outlined in SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” (“SFAS 4”) unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” In addition, SFAS 145 also requires sale-leaseback accounting for certain lease modifications, as defined in SFAS No. 13, “Accounting for Leases,” (“SFAS 13”), that have economic effects similar to sale-leaseback transactions, and makes various technical corrections to existing pronouncements. SFAS 145 pertaining to the provisions of SFAS 4 is effective for the fiscal years beginning after May 15, 2002, and the SFAS 145 provisions related to SFAS 13 are effective for transactions occurring after May 15, 2002. The Company adopted SFAS 145 during the quarter ended March 31, 2002. For the year ended December 31, 2002 the Company recognized a gain on early extinguishments of convertible subordinated notes of $3.0 million. The Company reclassified gain on early extinguishment of convertible subordinated notes of $5.1 million including related income tax effects to Other (expense) income from extraordinary gain on early extinguishment of convertible subordinated notes for the year ended December 31, 2000 in accordance with the provisions of SFAS 145.

   In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and be measured initially at its fair value when a liability is incurred. SFAS 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” where an exit cost was recognized at the date of an entity’s commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. RadiSys does not expect the implementation of this statement to have a material effect on the Company’s financial position or results of operations.

   In November 2002, the FASB issued FIN 45, which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for the financial statements of interim or annual reports ending after December 15, 2002. The Company has adopted the disclosure requirements of FIN 45 during the fourth quarter of 2002. The adoption of the disclosure requirements of FIN 45 did not have a material effect on the Company’s financial position or results of operations.

   In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, An Amendment of FASB Statement No. 123,” (“SFAS 148”). SFAS 148 amends certain provisions of SFAS 123 and provides alternative methods of transition in voluntary adoption of SFAS 123. The Company accounts for its stock-based compensation in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has adopted the disclosure requirements of SFAS 148 during the fourth quarter of 2002.

Note 2 – Held-to Maturity Investments

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2002
Short-term held-to-maturity investments – Commercial Paper	$3,988	$1	$—	$3,989
Short-term held-to-maturity investments – Corporate Bonds	$68,673	$115	$(153)	$68,635
Long-term held-to-maturity investments – Corporate Bonds	$13,128	$127	$(12)	$13,243

December 31, 2001
Short-term held-to-maturity investments – Commercial Paper	$16,842	$71	$—	$16,913
Short-term held-to-maturity investments – Corporate Bonds	$54,275	$116	$(62)	$54,329
Long-term held-to-maturity investments – Corporate Bonds	$13,197	$117	$—	$13,314

Reported as:

	December 31, 2002	December 31, 2001

Short-term held-to-maturity investments,
net of unamortized premium of $864 and $593, respectively	$72,661	$71,117

Long-term held-to-maturity investments,
net of unamortized premium of $600 and $507, respectively	$13,128	$13,197

   As of December 31, 2002 the Company’s long-term held-to-maturity investments had maturities ranging from 13 months to 20 months. The Company’s investment policy is to invest cash in interest bearing and highly liquid cash equivalents and marketable debt securities with maturity dates not greater than 24 months.

   In 2001, RadiSys sold one of its long-term held-to-maturity investments in order to comply with its investment policy, when it was determined that it held investments totaling more than $10.0 million with two different issuers which became affiliated with each other, via a merger. RadiSys’ investment policy stipulates that the Company limit its investment to $10.0 million in any financial instrument with any one issuer, except with those backed by the U.S. Government. RadiSys sold one of the affiliated investments with a par value of $5.0 million and cost basis of $5.1 million for approximately $5.2 million, of which $0.1 million related to accrued interest and $0.02 million related to a gain on sale of investment. This sale does not represent a material contradiction to the Company’s stated intent to hold the securities to maturity and does not establish a pattern of such sales.

Note 3 – Accounts Receivable

   Accounts receivable balances as of December 31, 2002 and 2001 were as follows:

	December 31, 2002	December 31, 2001

Accounts receivable, gross	$29,601	$44,311
Less: allowance for doubtful accounts	(2,128)	(2,617)

Accounts receivable, net	$27,473	$41,694

   During the years ended December 31, 2002, 2001, and 2000, the Company recorded provision for allowance for doubtful accounts of $0.4 million, $1.3 million, and $0.2 million, respectively.

Note 4 – Inventories

   Inventories as of December 31, 2002 and 2001 consisted of the following:

	December 31, 2002	December 31, 2001

Raw materials	$28,058	$43,465
Work-in-process	1,991	1,362
Finished goods	4,773	6,943

	34,822	51,770
Less: inventory reserves	(9,958)	(19,119)

Inventories, net	$24,864	$32,651

   During the years ended December 31, 2002, 2001, and 2000 the Company recorded provision for excess and obsolete inventory of $6.8 million, $20.5 million, and $4.1 million, respectively. The inventory provision in 2001 was recorded as a result of the decisions to consolidate manufacturing operations, accelerate the end-of-life on non-strategic products and in recognition of reduced customer demand and decreasing component prices in the marketplace.

   The following is a summary of the change in the Company’s excess and obsolete inventory reserve for the years ended December 31, 2002 and 2001:

Inventory Reserve Balance

Inventory reserve balance, December 31, 2001	$19,119
Usage:
Inventory scrapped	(10,133)
Sale of inventory	(2,160)
Inventory utilized	(3,716)

Subtotal – usage	(16,009)
Reserve provisions	6,848

Remaining reserve balance as of December 31, 2002	$9,958

Inventory reserve balance, December 31, 2000	$7,100
Usage:
Inventory scrapped	(8,528)
Reserve provisions	20,547

Remaining reserve balance as of December 31, 2001	$19,119

Note 5 – Property and Equipment

   Property and equipment as of December 31, 2002 and 2001, consisted of the following:

	December 31, 2002	December 31, 2001

Land	$4,166	$4,166
Building	8,988	8,988
Manufacturing equipment	17,335	17,432
Office equipment and software	20,231	24,930
Leasehold improvements	3,527	5,669

	54,247	61,185
Less: accumulated depreciation and amortization	(28,365)	(30,980)

Property and equipment, net	$25,882	$30,205

   During the year ended December 31, 2001, RadiSys wrote off $4.4 million of fixed assets, of which $3.1 million was recorded as part of a restructuring charge. The Company wrote off $2.5 million of impaired fixed assets during the first quarter of 2001 as a result of the decision to close its Houston, Texas manufacturing plant. Additionally, the Company wrote off $0.1 million of impaired fixed assets during the second quarter of 2001 due to the closure of its Boston Digital Signaling Processors (“DSP”) design center and $0.5 million of impaired fixed assets during the fourth quarter of 2001 related to the decision to consolidate service operations into Hillsboro, Oregon (see Note 9). The Company also wrote off an additional $1.3 million of impaired fixed assets not related to restructuring activities.

   Depreciation and amortization expense for property and equipment for the years ended December 31, 2002, 2001, and 2000 was $6.7 million, $8.1 million, and $7.2 million, respectively.

Note 6 – Goodwill

   During the year ended December 31, 2002, the Company recorded adjustments of $0.5 million to decrease the goodwill associated with the acquisition of Microware Systems Corporation (“Microware”) upon concluding that certain accruals and other assets recorded at the time of purchase were overstated. The Company also recorded an adjustment of $0.8 million to decrease the goodwill associated with the acquisition of Open Computing Platform (“OCP”) business from IBM as a result of further review of the revenue stream formula stipulated in the acquisition agreement. This decrease was offset by the increased purchase price of $0.6 million recorded for OCP based upon a formula tied to certain OCP revenues pursuant to the acquisition agreement.

   During the year ended December 31, 2001, the Company acquired $5.1 million of goodwill in conjunction with the purchase of Microware. Other increases to goodwill in 2001 include $2.8 million related to the S-Link Corporation (“S-Link”) acquisition and $1.1 million related to the increased purchase price recorded for the OCP acquisition based upon a formula tied to certain OCP revenues pursuant to the acquisition agreement (see Note 20).

   The Company ceased the amortization of goodwill effective January 1, 2002 in order to comply with the provisions of SFAS 142. SFAS 142 further requires goodwill to be tested for impairment annually and under certain circumstances written down when impaired, rather than being amortized as previous standards required. To comply with this provision of SFAS 142, the Company completed a comprehensive goodwill impairment analysis during the six months ended June 30, 2002. Based upon the analysis, the Company has concluded that as of January 1 and June 30, 2002, there was no goodwill impairment. The Company updated its goodwill impairment analysis through September 30, 2002 and concluded that as of September 30, 2002, there was no goodwill impairment. Management concluded there was no indication of material changes that would require an updated goodwill impairment analysis as of December 31, 2002. The Company may be required, under certain circumstances, to update its impairment analysis and may incur losses on its acquired goodwill and intangible assets.

   The following table summarizes the impact of SFAS 142 on net (loss) income and net (loss) income per share had SFAS 142 been in effect for the years ended December 31, 2001, and 2000:

	Years ended December 31,

	2001	2000

Net (loss) income as reported	$(34,486)	$32,646
Add: Amortization of goodwill	5,500	5,475
Income tax effect	(2,464)	(1,052)

Adjusted net (loss) income	$(31,450)	$37,069

Adjusted net (loss) income per share (basic)	$(1.82)	$2.18
Adjusted net (loss) income per share (diluted)	$(1.82)	$2.04
Net (loss) income per share as reported (basic)	$(2.00)	$1.92
Net (loss) income per share as reported (diluted)	$(2.00)	$1.80

Note 7 – Intangible Assets

   The following tables summarize details of the Company’s total purchased intangible assets:

	Gross	Accumulated Amortization	Net

December 31, 2002
Existing technology	$4,096	$(835)	$3,261
Technology licenses	6,790	(2,075)	4,715
Patents	6,647	(4,104)	2,543
Trade names	736	(96)	640
Other	237	(237)	—

Total	$18,506	$(7,347)	$11,159

	Gross	Accumulated Amortization	Net

December 31, 2001
Existing technology	$4,096	$(504)	$3,592
Technology licenses	6,790	(566)	6,224
Patents	6,597	(2,935)	3,662
Trade names	736	(26)	710
Other	237	(237)	—

Total	$18,456	$(4,268)	$14,188

   The Company’s purchased intangible assets have lives ranging from 4 to 15 years. In accordance with SFAS 144, the Company reviews for impairment of all its purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges have been recognized under SFAS 144. The estimated future amortization expense of purchased intangible assets as of December 31, 2002 is as follows:

Years Ending December 31,	Estimated Intangible Amortization Amount

2003	$3,395
2004	2,558
2005	2,384
2006	1,058
2007	858
Thereafter	906

Total	$11,159

   During the year ended December 31, 2001, the Company acquired $11.2 million of intangible assets (technology, licenses, patents, and tradenames) in conjunction with the purchase of Microware. Other increases to intangible assets include $1.7 million related to the S-Link acquisition. Amortization expense for intangible assets for the years ended December 31, 2002, 2001, and 2000 was $3.1 million, $2.1 million, and $1.1 million, respectively.

Note 8 – Other Assets

   Other assets as of December 31, 2002 and 2001, consisted of the following:

	December 31, 2002	December 31, 2001

Capitalized software, net of accumulated amortization, of $9,833 and $7,324, respectively	$522	$2,612
Employee deferred compensation arrangements	834	618
Other	1,350	1,168

Other assets	$2,706	$4,398

   During the year ended December 31, 2002, the Company wrote off $0.3 million of capitalized software. During the year ended December 31, 2001, the Company wrote off $2.6 million of capitalized software associated with its end-of-life strategy on certain products as a part of its restructuring activities (see Note 9) and $0.2 million of capitalized software not related to restructuring activities. The Company generally discontinued capitalizing software development costs as the Company concluded it would not incur any material costs between the point of technological feasibility and general release of the product to customers in the future. Amortization expense for capitalized software for the years ended December 31, 2002, 2001, and 2000 was $1.8 million, $2.8 million, and $3.1 million, respectively.

   Employee deferred compensation arrangement of $0.8 million as of December 31, 2002 represents the net cash surrender value of insurance contracts purchased by the Company as part of its deferred compensation plan established in January 2001 (see Note 16). Any elective deferrals by the eligible employees are invested in insurance contracts.

   Other long-term assets primarily consist of the Company’s available-for-sale securities in GA common stock and Met Life stock, unamortized debt issuance costs, and long-term deposits. As of December 31, 2002 and 2001, the carrying value in GA stock was $0.4 million and $0.3 million, respectively. During the year ended December 31, 2002, the Company recorded a net unrealized gain on its investment in GA common stock of $0.11 million, net of tax of $0.08 million. During the year ended December 31, 2002, the Company recorded the receipt of 2,410 shares of Met Life non-voting common stock in the amount of $0.07 million received as a policy holder/shareholder. The Company classified the shares received as available-for-sale securities, in accordance with the provisions of SFAS 115.

   As of December 31, 2002 and 2001, the Company had unamortized debt issuance costs of $0.2 million and $0.3 million, respectively related to the $120.0 million convertible subordinated notes, adjusted for cumulative early extinguishments of $21.0 million and $20.0 million during the years ended December 31, 2002 and 2000 respectively (see Note 12). These costs are being amortized over seven years, the term of the notes.

Note 9 – Accrued Restructuring

   Beginning in the first quarter of 2001, RadiSys initiated a restructuring of its operations in light of overall market conditions and the economic downturn. These measures, which included workforce reductions, consolidation of certain facilities, fixed assets and capitalized software write-downs and other costs, were all largely intended to align the Company’s capacity and infrastructure to anticipated demand and improve its cost structure.

   Accrued restructuring as of December 31, 2002 and December 31, 2001 consisted of the following:

	December 31, 2002	December 31, 2001

First quarter 2001 restructuring charge	$1,637	$3,234
Second quarter 2001 restructuring charge	—	328
Fourth quarter 2001 restructuring charge	1,591	3,011
Liability assumed in Microware acquisition	190	917
Second quarter 2002 restructuring charge	1,760	—

	$5,178	$7,490

   The Company reversed $1.0 million of prior restructuring liabilities during the fourth quarter of 2002. The reversal of the restructuring liabilities was primarily attributable to lower than expected severance expenses, reduced future obligations associated with vacated facilities, and lower than expected settlements reached during the fourth quarter of 2002 related to the restructuring liabilities assumed from the Microware acquisition.

   Second Quarter 2002 Restructuring Charge

   In June 2002, the Company recorded a restructuring provision of $4.4 million as a result of its continued efforts to improve its cost structure and consolidate redundant functions and facilities. The restructuring charge includes a workforce reduction of approximately 90 employees, the closure of the Houston, Texas Design Center, and the consolidation of certain domestic and international sales and service offices.

   Costs included in the charges were: (i) employee termination and related costs, (ii) facility charges related to vacating various locations both domestically and internationally, (iii) write-downs of property and equipment impaired as a result of the restructuring, and (iv) other charges including legal and accounting fees. Of the $4.4 million in restructuring charges, approximately $3.3 million consisted of cash expenditures.

   The following table summarizes the write-offs and expenditures related to the second quarter 2002 restructuring charge:

	Employee termination and related costs	Facilities	Property and equipment	Other charges	Total

Restructuring costs	$2,606	$750	$530	$465	$4,351
Expenditures	(1,827)	(205)	10	(46)	(2,068)
Write-offs/adjustments	(182)	19	(366)	6	(523)

Balance accrued as of December 31, 2002	$597	$564	$174	$425	$1,760

   Employee termination and related costs consist of severance, insurance benefits, and related costs associated with the elimination of 70 domestic positions and 20 international positions. All affected employees were notified prior to June 30, 2002; however, some costs associated with these terminations continue to be paid through the quarter ending June 30, 2003. As of December 31, 2002, RadiSys had paid $1.8 million of severance and recorded adjustments of $0.2 million for the over-accrual of severance costs related to this restructuring charge.

   Included in the facilities charge is $0.8 million related to the decision to vacate leased spaces at two of the Company’s domestic locations and four international locations. Lease costs for these facilities are charged against the restructuring accrual on a monthly basis upon vacation of the premises until the lease contracts expire through June 30, 2005 or the facilities are sub-leased. If the facilities are not sub-leased, the outstanding facilities accrual may need to be increased. As of December 31, 2002, the Company had paid $0.2 million, net of sublease income, to satisfy the lease obligation.

   The property and equipment charge of $0.5 million is comprised of the net book value of the remaining computer hardware, manufacturing test equipment, and furniture and fixtures at the Houston, Texas facility and the net book value of furniture and fixtures, computer hardware, and computer software at Netherlands, Germany, and one of the United Kingdom facilities. The Company’s decision to completely vacate the Texas, Netherlands, Germany, and one of the United Kingdom facilities during the second quarter prompted the need to write-off the net book value of part or all of the remaining assets at these locations. As of December 31, 2002, the Company had recorded $0.4 million to write-off the net book value of the assets.

   Other charges include legal and accounting fees related to the restructuring plan. As of December 31, 2002, the Company had paid $0.05 million in legal fees.

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

   Costs included in the charges were: (i) employee termination and related costs, (ii) facility and leasehold improvement charges related to vacating the manufacturing plant and two international sales offices, (iii) write-downs of property and equipment deemed impaired at the time of the restructuring, (iv) capitalized software write-downs associated with the acceleration of end-of-life product strategies, and (v) other charges including legal and accounting fees. Of the $9.8 million in restructuring charges, approximately $5.3 million consist of cash expenditures.

   The following table summarizes the restructuring charges, write-offs, and expenditures relating to this initiative, which commenced during the quarter ended March 31, 2001:

	Employee termination and related costs	Leasehold improvements and facilities	Property and equipment	Capitalized software	Other charges	Total

Restructuring costs	$2,777	$3,434	$2,460	$1,067	$105	$9,843
Expenditures	(2,545)	(378)	—	—	(46)	(2,969)
Write-offs/adjustments	—	(113)	(2,460)	(1,067)	—	(3,640)

Balance accrued as of December 31, 2001	232	2,943	—	—	59	3,234
Expenditures	(36)	(679)	—	—	(10)	(725)
Write-offs/adjustments	(196)	(627)	—	—	(49)	(872)

Balance accrued as of December 31, 2002	$—	$1,637	$—	$—	$—	$1,637

   Employee termination and related costs consist of severance and insurance benefits, and related costs associated with the elimination of approximately 150 manufacturing positions in Houston, Texas along with approximately 50 other positions in sales and other supporting functions as announced on March 30, 2001. All affected employees were terminated prior to September 30, 2001; however, the costs associated with these terminations were paid through the quarter ended March 31, 2002. As of December 31, 2002, RadiSys had paid $2.6 million of severance and related termination costs and recorded adjustments of $0.2 million for the over-accrual of severance costs related to this restructuring charge.

   Included in the leasehold improvements and facilities charge is $2.5 million related to the decision to vacate leased space at the Houston, Texas plant and sales offices in France and Germany, and leasehold improvements approximating $1.0 million related to the Houston, Texas site. Lease costs and amortization of leasehold improvements for these facilities are charged against the restructuring accrual on a monthly basis upon vacation of the premises, until the lease contracts expire on June 30, 2005, or the facilities are sub-leased. If the facilities are not sub-leased, the outstanding facilities accrual may need to be increased. During the year ended December 31, 2002 and the last three quarters of the year ended December 31, 2001, the Company charged expenditures of $0.7 million and $0.4 million of lease costs and adjustments of $0.6 million and $0.1 million related to amortization of leasehold improvements, respectively, against the restructuring accrual.

   As a result of the decision to close the Houston manufacturing plant, the majority of property and equipment at the site was deemed to be impaired based upon an analysis conducted by the Company. Accordingly, all furniture, fixtures, and manufacturing and office equipment expected to be sold or scrapped were written down to estimated salvage values as of March 31, 2001 in accordance with SFAS No.

121, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of,” (“SFAS 121”). No adjustments were made for assets expected to be transferred for use at the Hillsboro location. Most of the impaired assets were utilized until September 30, 2001, the plant closure date. RadiSys completely removed, sold, or scrapped these impaired assets by the end of 2001. A small portion of the assets relating to Surface Mount Technology (“SMT”) production were removed from use and disposed of during the second quarter of 2001.

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

   Costs included in the charges were: (i) employee termination and related costs, (ii) facility and leasehold improvement charges related to vacating the design center, (iii) write-downs of property and equipment impaired as a result of the restructuring, (iv) capitalized software write-downs associated with end-of-life product strategies as a result of the restructuring, and (v) other charges including legal and accounting fees. All of the affected employees were terminated by September 30, 2001, and all costs associated with these terminations were paid through the quarter ended March 31, 2002. Facility charges continued to be paid and were taken against the accrual in August 2001 once the premises were vacated. Of the $3.2 million in restructuring charges, approximately $1.2 million consisted of cash expenditures.

   The following table summarizes the restructuring charges, write-offs, and expenditures relating to the second quarter 2001 restructuring charge:

	Employee termination and related costs	Leasehold improvements and facilities	Property and equipment	Capitalized software	Other charges	Total

Restructuring costs	$1,298	$249	$51	$1 ,521	$100	$3,219
Expenditures	(1,040)	(117)	—	—	(56)	(1,213)
Write-offs/adjustments	—	(106)	(51)	(1,521)	—	(1,678)

Balance accrued as of December 31, 2001	258	26	—	—	44	328
Write-offs/adjustments	(258)	(26)	—	—	(44)	(328)

Balance accrued as of December 31, 2002	$—	$—	$—	$—	$—	$—

   Employee termination and related costs consist of severance, insurance benefits, and related costs associated with the elimination of 18 positions at the Boston, Massachusetts DSP design center and approximately 40 other positions at various locations, as announced on June 27, 2001. As of March 31, 2002, all employee termination and related costs had been paid. The Company recorded an adjustment of $0.3 million of over-accrued employee termination costs related to this restructuring accrual during the year ended December 31, 2002.

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

   Costs included in the charges were: (i) employee termination and related costs, (ii) facility and leasehold improvement charges related to vacating various locations both domestically and internationally, (iii) write-downs of property and equipment impaired as a result of the restructuring, and (iv) other charges including legal and accounting fees. Of the $3.9 million in restructuring charges, approximately $3.3 million consist of cash expenditures.

   The following table summarizes the restructuring charges, write-offs, and expenditures relating to the fourth quarter 2001 restructuring charge:

	Employee termination and related costs	Facilities	Property and equipment	Other charges	Total

Restructuring costs	$914	$2,417	$463	$132	$3,926
Expenditures	(452)	—	—	—	(452)
Write-offs/adjustments	—	—	(463)	—	(463)

Balance accrued as of December 31, 2001	462	2,417	—	132	3,011
Expenditures	(354)	(916)	—	(27)	(1,297)
Write-offs/adjustments	(108)	(15)	—	—	(123)

Balance accrued as of December 31, 2002	$—	$1,486	$—	$105	$1,591

   Employee termination and related costs consist of severance, insurance benefits, and related costs associated with the elimination of 60 domestic positions and six international positions. All affected employees were notified prior to December 31, 2001; however, the costs associated with these terminations were paid through the quarter ended December 31, 2002. As of December 31, 2002, RadiSys had paid $0.8 million of employee termination and related costs for this restructuring charge. The Company recorded an adjustment of $0.1 million for over-accrued employee termination costs related to this restructuring accrual during the year ended December 31, 2002.

   Included in the facilities charge is $2.4 million related to the decision to vacate leased spaces at six of the Company’s domestic locations and seven international locations. Lease costs for these facilities are charged against the restructuring accrual on a monthly basis upon vacation of the premises, until the lease contracts expire through June 30, 2005, or the facilities are sub-leased. If the facilities are not sub-leased the outstanding facilities accrual may need to be increased. During the year ended December 31, 2002, the Company charged $0.9 million of lease costs against the restructuring accrual.

   The property and equipment charge of $0.5 million is comprised of the remaining net book value of customized SAP software modules at the Houston facility. The Company’s decision to vacate the remainder of the Houston facility during the fourth quarter prompted the decision to write off the remaining net book value of the SAP software costs.

Liabilities Assumed In Microware Acquisition

   Prior to the acquisition of Microware (see Note 20), Microware had recorded a restructuring charge of $1.1 million related to its foreign office closures and related severance costs. During the year ended December 31, 2002 and the fourth quarter of 2001, RadiSys paid $0.3 million and $0.2 million, respectively, of employee termination and related costs which were charged against this accrual. The Company also charged $0.2 million of legal expenses against this accrual and recorded an adjustment of $0.2 million for over-accrued employee termination costs as a benefit to income during the year ended December 31, 2002. The remaining balance of $0.2 million represents accrued employee termination and legal costs related to this restructuring accrual.

Note 10 – Other accrued liabilities

   Other accrued liabilities as of December 31, 2002 and 2001, consisted of the following:

	December 31, 2002	December 31, 2001

Accrued warranty reserve	$1,553	$2,344
Deferred revenues	541	863
Accrued royalty - IBM OCP	691	1,266
Other	3,913	6,304

Other accrued liabilities	$6,698	$10,777

   The following is a summary of the change in the Company’s warranty accrual reserve for the years ended December 31, 2002, 2001, and 2000:

	Years Ended December 31,

	2002	2001	2000

Balances at the beginning of the year	$2,344	$1,752	$1,563
Product warranty accruals	2,956	5,280	2,709
Adjustments for payments made	(3,658)	(4,688)	(2,201)
Adjustments to prior accruals	(89)	—	(319)

Balances at end of year	$1,553	$2,344	$1,752

Note 11 – Short-Term Borrowings

   During the quarter ended March 31, 2003, the Company renewed its line of credit facility, which expires on March 31, 2004, for $20.0 million at an interest rate based upon the lower of London Inter-Bank Offered Rate (“LIBOR”) plus 1.0% or the bank's prime rate. The line of credit is collateralized by the Company's non-equity investments. The market value of these investments must exceed 125.0% of the borrowed facility amount, and the investments must meet specified investment grade ratings.

   As of December 31, 2002 and December 31, 2001, there was no outstanding balance on the line of credit.

Note 12 – Long-Term Liabilities

Convertible Subordinated Notes

   During the year ended December 31, 2000, RadiSys completed a private placement of $120.0 million aggregate principal amount of 5.5% convertible subordinated notes due August 2007. The notes are unsecured obligations convertible into RadiSys Common Stock at a conversion price of $67.80 per share and subordinated to all present and future senior indebtedness of the Company. Interest on the subordinated notes accrues at 5.5% per year and is payable semi-annually on February 15 and August 15.

   During the year ended December 31, 2002, RadiSys’ Board of Directors authorized the repurchase in the open market or through privately negotiated transactions up to $30.0 million of the Company’s 5.5% convertible subordinated notes. This authorization expired on February 21, 2003.

   For the year ended December 31, 2002, the Company repurchased approximately $21.0 million principal amount of the 5.5% convertible subordinated notes, with an associated net discount of $0.6 million for $17.5 million in cash as part of negotiated transactions with third parties. The early extinguishments of the notes resulted in a gain of $3.0 million.

   As of December 31, 2002 and 2001, RadiSys had $77.4 million and $97.5 million of convertible subordinated notes outstanding, net of unamortized discount of $1.7 million and $2.5 million, respectively. Amortization of discount on the convertible subordinated notes was $0.3 million for the year ended December 31, 2002 and 2001, respectively. The estimated fair value of the convertible subordinated notes was approximately $66.5 million and $70.9 million at December 31, 2002 and 2001, respectively.

Mortgage Payable

   Through the purchase of Microware, RadiSys assumed a long-term mortgage payable to GMAC Commercial Mortgage Company in the amount of $6.7 million (see Note 20). The mortgage payable is secured by Microware’s facility and by real estate in Des Moines, Iowa. In accordance with the provisions of the mortgage agreement, the Company issued an irrevocable standby letter of credit in the amount of $0.8 million, used as a part of collateral. The Company also has $0.8 million of restricted cash at December 31, 2002 and 2001 relating to the standby letter of credit. Monthly payments are $0.05 million, including interest at 7.46%, with the unpaid balance due on January 1, 2008. The current portion of the mortgage payable of $0.08 million is included in Accounts payable in the Consolidated Balance Sheets as of December 31, 2002 and 2001.

   The aggregate maturities of long-term liabilities for each of the five years ending December 31, 2007 and thereafter are as follows:

Years Ending December 31,	Convertible Subordinated Notes	Mortgage Payable

2003	$—	$83
2004	—	89
2005	—	97
2006	—	104
2007	79,024	113
Thereafter	—	6,185

	79,024	6,671
Less: unamortized discount	(1,658)	—
Less: current portion	—	(83)

Long-term liabilities	$77,366	$6,588

Note 13 – Commitments and Contingencies

   RadiSys leases most of its facilities, certain office equipment, and vehicles under non-cancelable operating leases which require minimum lease payments expiring from one to 10 years after December 31, 2002. Amounts of future minimum lease commitments in each of the five years ending December 31, 2003 through 2007 and thereafter are as follows:

Years Ending December 31,	Future Minimum Lease Payments

2003	$4,079
2004	3,827
2005	3,109
2006	1,810
2007	1,772
Thereafter	7,194

$21,791

   Rent expense totaled $3.6 million, $5.6 million, and $5.2 million for the years ended December 31, 2002, 2001, and 2000, respectively.

Note 14 – Income Taxes

   The income tax (benefit) provision consists of the following:

	Years Ended December 31,

	2002	2001	2000

Current payable (refundable):
Federal	$(10,191)	$(5,616)	$7,807
State	—	—	1,485
Foreign	10	62	197

	(10,181)	(5,554)	9,489

Deferred:
Federal	4,898	(17,615)	(2,620)
State	1,072	(4,814)	(156)
Foreign	(902)	—	1,050

	5,068	(22,429)	(1,726)

Total income tax (benefit) provision	$(5,113)	$(27,983)	$7,763

   The income tax (benefit) provision differs from the amount computed by applying the statutory federal income tax rate to pretax income as a result of the following differences:

	Years Ended December 31,

	2002	2001	2000

Statutory federal tax rate	(35.0)%	(35.0)%	35.0%
Increase (decrease) in rates resulting from:
State taxes	(3.4)	(5.0)	2.9
Goodwill benefit from acquisitions	(6.7)	(0.4)	(0.7)
Deferred tax asset valuation allowance	1.3	(0.3)	(17.1)
Taxes on foreign income that differ from U.S. tax rate	(5.1)	—	0.9
Tax credits	(9.9)	(3.5)	(5.5)
Other	(1.9)	(0.6)	3.7

Effective tax rate	(60.7)%	(44.8)%	19.2%

   The components of deferred taxes consist of the following:

	December 31,

	2002	2001

Deferred tax assets:
Accrued warranty	$596	$934
Inventory	3,977	7,692
Restructuring accrual	1,769	3,105
Net operating loss carryforwards	25,613	32,253
Tax credit carryforwards	11,688	9,058
Goodwill	1,957	2,836
Other	2,907	2,571

Total deferred tax assets	48,507	58,449
Less: valuation allowance	(16,176)	(19,274)

Net deferred tax assets	32,331	39,175

Deferred tax liabilities:
Capitalized software	(9)	(952)
Intangible assets – Microware	(3,146)	(4,092)
Depreciation	(218)	(373)

Total deferred tax liabilities	(3,373)	(5,417)

Total net deferred tax assets	$28,958	$33,758

   During 2002, the Company received a $6.7 million tax refund from the Internal Revenue Service (“IRS”) pursuant to the provisions of the Economic Stimulus Bill, Job Creation and Workers Assistance Act of 2002 passed by Congress during the quarter ended March 31, 2002.

   The Company has recorded valuation allowances of $16.2 million and $19.3 million at December 31, 2002 and December 31, 2001, respectively, due to uncertainty involving utilization of net operating loss and tax credit carryforwards. The decrease in valuation allowance of approximately $3.1 million in 2002 resulted from a reduction in valuation allowance for expired net operating losses acquired through the merger with Texas Micro Inc. (“Texas Micro”) of $2.3 million and a reduction in Microware net operating loss carryforward benefit of $0.9 million. Any tax benefits subsequently recognized from the acquired Microware net operating loss carryforwards would be allocated to goodwill.

   During the year ended December 31, 2000, management determined that it was more likely than not that the Company would realize a $1.5 million portion of deferred tax asset related to Texas Micro net operating loss carryforwards for which a valuation allowance had been previously provided. Accordingly, the income tax expense attributed to continuing operations for the year ended December 31, 2000 includes a $1.5 million tax benefit for the reduction of the deferred tax valuation allowance which resulted from this change in estimate.

   At December 31, 2002, the Company had total available federal and state net operating loss carryforwards of approximately $54.6 million and $46.4 million, respectively, before valuation allowance. The Company also had net operating loss carryforwards of approximately $4.2 million from certain non U.S. jurisdictions. The non U.S. net operating loss carryforwards are primarily attributable to Japan of approximately $3.0 million and they expire between 2003 and 2007. The federal net operating loss carryforwards expire between 2003 and 2022 and consist of approximately $7.1 million of current taxable loss remaining after loss carrybacks to prior years, $32.4 million of loss carryforwards from the Texas Micro merger in 1999, and $15.1 million of loss carryforwards from the Microware acquisition in August of 2001. The future utilization of the net operating loss carryforwards attributable to Texas Micro and Microware is limited pursuant to Section 382 of the Internal Revenue Code. The annual utilization limitations are $5.7 million and $0.7 million for Texas Micro and Microware, respectively.

   The Company has federal and state research and development tax credit and other federal tax credit carryforwards of approximately $11.7 million to reduce future income tax liabilities at December 31, 2002. The federal and state tax credits expire between 2003 and 2022. The federal tax credit carryforwards include research and development tax credits of $3.6 million and $0.2 million from the Texas Micro and Microware acquisitions, respectively. The utilization of these acquired credits is subject to an annual limitation pursuant to Section 383 of the Internal Revenue Code.

   Pretax book (loss) income from domestic operations for the fiscal years 2002, 2001 and 2000 was ($7.1) million, ($63.1) million and

$41.0 million, respectively. Pretax book (loss) income from foreign operations for the fiscal years 2002, 2001 and 2000 was ($1.3) million, $0.6 million and ($0.6) million, respectively.

   The Company has indefinitely reinvested approximately $2.2 million of the undistributed earnings of certain foreign subsidiaries. Such earnings would be subject to U.S. taxation if repatriated to the U.S. It is not practical to determine the amount of the unrecognized deferred tax liability associated with the indefinitely reinvested foreign earnings.

   The Company is under audit by the IRS for years 1999 through 2001. The year 2002 will be included in the audit once the 2002 federal return is filed. The IRS also has the option to review the years 1996 through 1998 with respect to the net operating losses carried back to those years. If IRS asserts and sustains an unfavorable audit result, the Company may be required to record additional liability, lose deferred tax assets, and/or make cash payments for additional taxes, penalties and/or interest. Such amounts could be material and could have an adverse effect on the Company’s financial condition, results of operations and liquidity. While management believes at this time that no such adverse result is forthcoming, it is not possible to predict the outcome of the audit with certainty.

Note 15– Shareholders’ Equity

   The following table summarizes the Company’s weighted average shares for the years ended December 31, 2002, 2001, and 2000;

Weighted Average Shares Reconciliation

	Years Ended December 31,

	2002	2001	2000

Weighted average shares (basic)	17,495	17,249	16,974
Effect of dilutive stock options	—	—	1,187

Weighted average shares (diluted)	17,495	17,249	18,161

   The computation of diluted earnings per share (“EPS”) does not include the dilution impact of the subordinated convertible notes for the three years presented as inclusion would be antidilutive.

   Of the total options outstanding at December 31, 2000, 351,000 shares of common stock were excluded from the computation of diluted EPS as the options’ exercise prices were greater than the average market price of the RadiSys Common Stock. The Company’s diluted weighted average shares in 2002 and 2001 exclude the effect of stock options as inclusion would be antidilutive.

Stock Repurchase Program

   The 2001 stock repurchase program expired during the third quarter of 2002. During the fourth quarter of 2002 the Board of Directors authorized a new stock repurchase program for the repurchase of up to 500,000 of its outstanding shares of common stock. During the years ended December 31, 2002, 2001, and 2000, the Company repurchased 147,000, 74,000, and 297,000 of outstanding shares, respectively, in the open market or through privately negotiated transactions for $1.1 million, $1.0 million, and $8.1 million, respectively. The timing and size of any future stock repurchases are subject to market conditions, stock prices, cash position, and other cash requirements.

Stock option plans

   On August 7, 1995, the Company established a 1995 Stock Incentive Plan (“1995 Plan”), under which the Company may issue up to 5,400,000 shares of common stock to any non-employee directors and employees, with a maximum of 450,000 shares in connection with the hiring of an employee and 100,000 shares in any calendar year to one participant. Unless otherwise stipulated in the plan document, the Board of Directors, at their discretion, determines the exercise prices, which may not be less than the fair market value of RadiSys common stock at the date of grant, vesting periods, and the expiration periods which are a maximum of 10 years from the date of grant. Pursuant to the provisions of the 1995 Plan and in conjunction with the Company’s merger with Texas Micro completed in August 1999, options that had been granted to the then Texas Micro employees were converted into options to purchase RadiSys common shares at an effective conversion rate of approximately 4.96 shares of Texas Micro common stock to one share of RadiSys common stock. During the year ended December 31, 1999, adjustments were made to reflect the effect of the three-for-two common stock split authorized by the Board of Directors. The Company recorded no compensation expense related to the 1995 Plan for the years ended December 31, 2002, 2001, and 2000. Options available for grant under the 1995 Plan totaled 1,000,000, 1,400,000 and 1,700,000 shares as of December 31, 2002, 2001 and 2000, respectively.

   In February 2001, RadiSys established a 2001 Nonqualified Stock Option Plan (“2001 Plan”), under which 1,500,000 shares of the Company’s common stock are reserved, subject to adjustments. Grants under the 2001 Plan may be awarded to selected employees, who are not executive officers or directors of the Company. The Board of Directors, at their discretion, determine exercise prices which may not be less than the fair market value of the Company’s common stock at the date of grant, and expiration periods which are a maximum of 10 years from the date of grant. Options granted shall not become exercisable for the first six months from the date of grant, unless otherwise determined by the Board of Directors at their discretion. The Company recorded no compensation expense related to the 2001 Plan for the years ended December 31, 2002 and 2001. Options available for grant for the 2001 Plan totaled 282,000 and 1,051,000 shares as of December 31, 2002 and 2001, respectively. The table below summarizes the activities related to the Company's stock options:

(In thousands, except weighted average exercise prices)

	2002		2001		2000

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Beginning balance	3,413	$25.65	2,906	$28.25	2,815	$18.29
Granted	2,134	11.19	1,513	22.05	1,177	43.03
Canceled	(939)	23.13	(845)	30.63	(404)	25.19
Exercised	(70)	11.65	(161)	12.71	(682)	14.67

Ending balance	4,538	$19.59	3,413	$25.65	2,906	$28.25

   The following table summarizes the information about stock options outstanding at December 31, 2002:

(Shares in thousands)

	Options Outstanding			Options Exercisable

Range of Exercise Price Price	Number Outstanding As of 12/31/2002	Weighted Average Remaining Contractual Life	Weighted Average Exercise Prices	Number Exercisable As of 12/31/2002	Weighted Average Exercise Prices

$ 3.74 - $ 9.29	922	6.86	$5.25	23	$7.45
$ 9.59 - $16.76	1,231	5.50	13.88	285	12.49
$16.83 - $23.88	973	3.78	19.36	652	19.51
$24.00 - $42.00	1,150	4.00	30.52	404	28.39
$42.88 - $61.50	262	3.99	49.80	176	49.59

$ 3.74 - $61.50	4,538	4.94	$19.59	1,540	$23.79

Employee Stock Purchase Plan

   In December 1995, the Company established an Employee Stock Purchase Plan (“ESPP”). All employees of RadiSys and its subsidiaries who customarily work 20 or more hours per week, including all officers, are eligible to participate in the ESPP. Prior to August 15, 2000, a separate offering of Common Stock to eligible employees under the ESPP (an “Offering”) commenced on February 15 and August 15 of each calendar year under the ESPP (the “Enrollment Dates”) and had a term of 18 months, except that, in calendar year 1999, the first Offering was for a period commencing on June 12, 1999 and ending on August 15, 2000. Beginning with the Offering that commenced on August 15, 2000, separate offerings of Common Stock to eligible employees under the ESPP (also an “Offering”) commence on February 15, May 15, August 15 and November 15 of each calendar year (also “Enrollment Dates“) and continue for a period of 18 months. Multiple separate Offerings are in operation under the ESPP at any given time. An employee may participate in only one Offering at a time and may purchase shares only through payroll deductions permitted under the provisions stipulated by the ESPP. The purchase price is the lesser of 85% of the fair market value of the common stock on date of grant or that of the purchase date. Pursuant to the provisions of the ESPP, the Company is authorized to issue up to 1,750,000 shares of common stock. For the years ended December 31, 2002, 2001, and 2000 the Company issued 332,000, 203,000, and 196,000 shares under the plan, respectively.

Note 16 – Benefit Plans

401(k) Savings Plan

   The Company established a 401(k) Savings Plan (“401(k) Plan”), a defined contribution plan, as of January 1, 1989 and amended through January 1, 2001, in compliance with Section 401(k) and other related sections of the Internal Revenue Code and corresponding Regulations issued by the Department of Treasury and Section 404(c) of Employee Retirement Income Security Act of 1974 (“ERISA”), to provide retirement benefits for its United States employees. Under the provisions of the plan, eligible employees are allowed pre-tax contributions of up to 20% of their annual compensation or the maximum amount permitted by the applicable statutes. Additionally, eligible employees can elect after-tax contributions of up to 5% of their annual compensation, within the limits set forth by pre-tax contributions, or to the maximum amount permitted by the applicable statutes. Pursuant to the provisions of the 401(k) Plan, the Company may contribute 50% of pre-tax contributions made by eligible employees, adjusted for loans and withdrawals, up to 6% of annual compensation for each eligible employee. The Company may elect to make supplemental contributions as periodically determined by the Board of Directors at their discretion. The contributions made by the Company on behalf of eligible employees become 100% vested after three years of service, or 33% per year after one year of service. The Company’s total contributions to the 401(k) Plan amounted to $0.8 million, $0.9 million, and $1.1 million in 2002, 2001, and 2000, respectively. In addition, some of the Company’s employees outside the United States are covered by various defined contribution plans, in compliance with the statutes of respective countries. The expenses incurred for these plans were $0.1 million for each of the three years presented.

Deferred Compensation Plan

   Effective January 1, 2001, the Company established a Deferred Compensation Plan, providing its directors and certain eligible employees with opportunities to defer a portion of their compensation as defined by the provisions of the plan. The Company credits additional amounts to the deferred compensation plan to make up for reductions of Company contributions under the 401(k) Plan. The deferred amounts are credited with earnings and losses under investment options chosen by the participants. The Company sets aside deferred amounts, which are then invested in long-term insurance contracts. All deferred amounts and earnings are 100% vested at all times, but are subject to the claims of creditors of the Company under a bankruptcy proceeding. Benefits are payable to a participant upon retirement, death, and other termination of employment on such other date as elected by the participant in accordance with the terms of the plan (see Note 8). Deferred amounts may be withdrawn by the participant in case of financial hardship as defined in the plan agreement.

Note 17 – Segment Information

   RadiSys has adopted SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”). SFAS 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based upon the way that management organizes the segments within the Company for making operating decisions and assessing financial performance.

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

   Information about the Company’s geographic revenues and long-lived assets by geographical area is as follows:

Geographic Revenues

	Years Ended December 31,

	2002	2001	2000

United States	$109,718	$118,422	$195,129
Europe and Israel	77,081	91,033	125,213
Asia Pacific – Japan	5,223	9,843	14,488
Other foreign	8,117	8,454	5,846

Total	$200,139	$227,752	$340,676

Long-lived assets by Geographic Area

	December 31, 2002	December 31, 2001

Property and equipment, net
United States	$25,538	$29,341
Europe	298	773
Asia Pacific – Japan	46	91

Total property and equipment, net	$25,882	$30,205

Goodwill
United States	$29,969	$30,679
Europe	—	—
Asia Pacific – Japan	—	—

Total goodwill, net	$29,969	$30,679

Intangible assets, net
United States	$11,159	$14,188
Europe	—	—
Asia Pacific – Japan	—	—

Total intangible assets, net	$11,159	$14,188

   Two customers accounted for more than 10% of total revenues in 2002. Nortel accounted for $34.1 million or 17.1% and Nokia accounted for $26.2 million or 13.1% of the total revenues for the year ended December 31, 2002. Two customers accounted for more than 10% of total revenues in 2001. Nortel accounted for $35.7 million or 15.7% and Nokia accounted for $24.9 million or 10.9% of the total revenues for the year ended December 31, 2001. Nortel accounted for $36.5 million or 10.7% of the total revenues for the year ended December 31, 2000.

Note 18 – Gain on Sale of Assets

   During the fourth quarter of 2002, RadiSys sold its Multibus business to US Technologies for $1.2 million. Consideration included $0.7 million cash and a $0.5 million note receivable. The sale resulted in a net gain of $1.2 million recorded in Income from operations in the Consolidated Statement of Operations for the year ended December 31, 2002 in accordance with the provisions of SFAS 144.

   During the first quarter of 2000, RadiSys sold a total of 367,000 shares of GA common stock resulting in a net gain of $0.9 million. This gain is reflected in Other income in the Consolidated Statement of Operations for the year ended December 31, 2000.

Note 19 – Other Income (Expense), net

   Other income (expense), net, primarily consisted of foreign currency transaction losses, net of gains, of $1.3 million, $0.8 million, and $0.5 million, respectively, for the years ended December 31, 2002, 2001, and 2000. The Company recorded gain on early extinguishments of convertible subordinated notes of $3.0 million and $5.1 million for the years ended December 31, 2002 and 2000 in other income (expense), net, in order to comply with the provisions of SFAS 145. Other income (expense) also included the net gain of $0.9 million on sale of GA common stock recorded during the year ended December 31, 2000 (see Note 18).

Note 20– Acquisitions

S-Link Acquisition

   On April 20, 2001 RadiSys acquired privately-held S-Link in a cash transaction totaling approximately $4.7 million. The Company anticipated the acquisition would enhance its technology and building blocks for signaling applications within packet networks. The acquisition of S-Link was accounted for using the purchase method in accordance with APB Opinion No. 16, “Business Combinations.” The results of operations for S-Link have been properly reflected in the Consolidated Statement of Operations for the year ended December 31, 2001 since the date of acquisition. The aggregate purchase price of $4.7 million was allocated to fixed assets of $0.2 million, goodwill of $2.8 million, and other intangible assets relating to acquired technology of $1.7 million.

Microware Acquisition

   On August 10, 2001, RadiSys acquired 83% of Microware’s net liabilities. Subsequently, on August 27, 2001, the Company completed the acquisition of the remaining interest of Microware. The Company anticipated the acquisition of Microware would provide a highly differentiated leadership position for solutions using Intel’s IXP family of network processors. The acquisition of Microware was accounted for using the purchase method. The results of operations for Microware have been properly reflected in the financial statements since the date of acquisition. The aggregate purchase price of $13.9 million was allocated to current assets of $2.4 million, fixed assets of $9.9 million, other assets of $0.6 million, intangibles relating to acquired technology, patents, and license agreements of $11.2 million, goodwill of $5.1 million, current liabilities of ($5.8) million, accrued restructuring of ($1.1) million, and long-term debt of ($8.4) million. In connection with this acquisition, RadiSys paid off Microware’s 8% convertible debenture with Elder Court for $2.2 million, of which $0.5 million represented a payment on early settlement of the debenture.

Unaudited Pro Forma Disclosure of 2001 Acquisitions

   The following unaudited pro forma information presents the results of operations of the Company as if the S-Link and Microware acquisitions described above had occurred as of the beginning of the periods presented, after reflecting adjustments for amortization of goodwill related to S-Link and intangibles and the estimated resulting effects on income taxes. The unaudited pro forma information is not necessarily indicative of the consolidated results of operations for future periods, or what would actually have been realized had S-Link and Microware been acquired at the beginning of the periods presented.

	Years Ended December 31,

	2001	2000

Revenues	$235,293	$355,207
Net (loss) income	$(40,272)	$22,436
Net (loss) income per share (basic)	$(2.33)	$1.32
Net (loss) income per share (diluted)	$(2.33)	$1.24

Note 21 – Legal Proceedings

   In the normal course of business, the Company becomes involved in litigation. As of December 31, 2002, RadiSys had no pending litigation that would have a material effect on the Company’s financial position, results of operations, or cash flows.

Note 22 – Subsequent Events

   In January 2003, the Company announced that it would be taking several steps intended to further improve its profitability and market diversification. These steps include an increased level of outsourced manufacturing to reduce product costs, the sale of its Savvi next-generation telecom IP signaling business to enable further diversification and other reductions in spending.

   As a result of the above restructuring, the Company's employee base was reduced by 108 positions from the December 31, 2002 level of 620 employees. The 108 positions eliminated included 58 from manufacturing operations, 42 from shifts in portfolio investments, and 8 in support functions. A majority of the reductions took place in January 2003 with the remaining reductions projected to be complete during the first quarter of 2003. As a result of the elimination of the 108 positions, the Company expects to incur an employee termination and related charge of approximately $2.0 million in cash.

   In January 2003, RadiSys’ Board of Directors authorized the repurchase in the open market or through privately negotiated transactions up to $20.0 million of the Company’s 5.5% convertible subordinated notes.

   In February 2003, the Company repurchased approximately $10.3 million principal amount of the 5.5% convertible subordinated notes, with associated net discount of $0.3 million for $9.2 million in a negotiated transaction with a third party. The early extinguishment of the notes resulted in a gain of $0.8 million.

   On March 14, 2003, the Company completed the sale of its Savvi next-generation telecom IP signaling business resulting in a loss of approximately $4.3 million.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

   There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosure required to be reported under this item.

PART III

   The Registrant will file its definitive proxy statement for the Annual Meeting of Shareholders to be held on May 13, 2003, pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Report. This Report incorporates by reference specified information included in the Proxy Statement.

Item 10. Directors and Executive Officers of the Registrant

   The information with respect to directors of the Company is included under “Election of Directors” in the Company’s Proxy Statement and is incorporated herein by reference. Information with respect to executive officers of the Company is included under Item 4 (a) of Part I of this Annual Report on Form 10-K. Information with respect to Section 16 (a) of the Securities Exchange Act is included under “Section 16 (a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

   Information with respect to executive compensation is included under “Director Compensation,” “Executive Compensation,” “Compensation Committee Report on Executive Compensation,” “Comparison of Cumulative Total Returns,” and “Employment Contracts and Severance Arrangements” in the Company’s Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

   Information with respect to security ownership of certain beneficial owners and management is included under “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

   The following table summarizes information about the Company’s equity compensation plans as of December 31, 2002. All outstanding awards relate to the Company’s common stock.

(In thousands, except weighted average exercise price)

	Number of Shares of Commons Stock to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares of Common Stock Remaining Available for Future Issuance

Equity compensation plan approved by security holders	3,320	$21.85	1,631 (1)
Equity compensation plan not approved by security holders	1,218	13.42	282 (2)

Total	4,538	$19.59	1,913

(1)	Includes 638,457 of securities authorized and available for issuance in connection with the RadiSys Corporation 1996 Employee Stock Purchase Plan.

(2)	In January 2003, the Company’s Board of Directors authorized an increase of an additional 750,000 shares of the Company’s Common Stock available under the Company’s 2001 Nonqualified Stock Option Plan.

   Additional information required by this item is included in the Company’s Proxy Statement.

Item 13. Certain Relationships and Related Transactions

   The information with respect to certain relationships and related transactions is included under “Certain Relationships and Related Transactions” in the Company’s Proxy Statement and is incorporated by reference.

Item 14. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this annual report, have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and the Company’s consolidated subsidiaries would be made known to them by others within those entities.

(b)	Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements

(a)(2) Financial Statement Schedule

Form 10-K Page No.

Schedule II — Valuation and Qualifying Accounts	61
Report of Independent Accountants on Financial Statement Schedule	62

(a)(3) Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of June 29, 2001, by and among the Company, Drake Merger Sub, Inc. and Microware Systems Corporation. Incorporated by reference to Exhibit (d)(1) to the Tender Offer Statement filed by the Company on Schedule TO dated July 5, 2001, SEC File No. 005-49337.

2.2	Asset Purchase Agreement, dated April 18, 2001, by and among the Company, S-Link, Corp., a Delaware Corporation and Seamus Gilchrist. Incorporated by reference to Exhibit 2.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, SEC File No. 0-26844.

3.1	Second Restated Articles of Incorporation and amendments thereto. Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-95892) (“S-1”), and by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, SEC File No. 0-26844.

3.2	Restated Bylaws. Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-38966).

4.1	Indenture dated August 9, 2000 between the Company and U.S. Trust Company, National Association. Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement of Form S-3 (No. 333-49092).

4.2	Form of Note. Incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-3 (No. 333-49092).

*10.1	1995 Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, SEC File No. 0-26844.

*10.2	2001 Nonstatutory Stock Option Plan. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 SEC File No. 0-26844.

*10.3	1996 Employee Stock Purchase Plan, as amended. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, SEC File No. 0-26844.

*10.4	Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit 10.3 to the Form S-1.

*10.5	Form of Non-Statutory Stock Option Agreement. Incorporated by reference to Exhibit 10.4 to the Form S-1.

*10.6	Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarterly period ended March 31, 2001, SEC File No. 0-26844.

*10.7	Executive Change of Control Agreement dated December 27, 2000 between the Company and Ronald A. Dilbeck. Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, SEC File No. 0-26844.

*10.8	Executive Change of Control Agreement with Julia A. Harper dated October 3, 2001 between the Company and Julia A. Harper. Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, SEC File No. 0-26844.

*10.9	Agreement dated June 3, 2002 between the Company and Glenford J. Myers. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, SEC File No. 0-26844.

*10.10	Executive Change of Control Agreement dated October 15, 2002 between the Company and Scott C. Grout. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, SEC File No. 0-26844.

*10.11	Executive Severance and Bonus Restriction Agreement dated August 2, 2002 between the Company and Julia A. Harper. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, SEC File No. 0-26844.

*10.12	Executive Severance and Bonus Restriction Agreement dated August 2, 2002 between the Company and Fred Yentz. Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, SEC File No. 0-26844.

*10.13	Form of Indemnity Agreement. Incorporated by reference to Exhibit 10.9 to the Form S-1.

10.14	Revolving line of credit agreement between the Company and U.S. Bank National Association dated March 19, 2002, related promissory note dated March 19, 2002, related interest rate rider dated March 19, 2002 and related collateral pledge agreement dated March 19, 2002. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, SEC File No. 0-26844.

10.15	Dawson Creek II lease, dated March 21, 1997, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, SEC File No. 0-26844.

21.1	List of Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Powers of Attorney.

99.1	Certification of Chief Executive Officer of the Registrant.

99.2	Certification of Chief Financial Officer of the Registrant.

*	This Exhibit constitutes a management contract or compensatory plan or arrangement

(b) Reports on Form 8-K

   The Company filed a report on Form 8-K on October 7, 2002 containing its press release dated October 7, 2002 announcing that Scott C. Grout has joined the Company as President and Chief Executive Officer and that C. Scott Gibson was appointed Chairman of the Board of Directors of the Company. The Company filed a report on Form 8-K on November 20, 2002 containing its press release dated November 19, 2002 announcing that Dr. William W. Lattin has been appointed as a member of the Board of Directors of the Company.

(c) See (a)(3) above.

(d) See (a)(2) above.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Write-Offs Net of Recoveries	Reserves Acquired through Acquisitions	Balance at End of Period

For the year ended December 31, 2002
Allowance for doubtful accounts	$2,617	$443	$(932)	$—	$2,128
Obsolescence reserve	19,119	6,848	(16,009)	—	9,958
Accrued warranty reserve	2,344	2,956	(3,747)	—	1,553
Tax valuation allowance	19,274	(3,098)	—	—	16,176

For the year ended December 31, 2001
Allowance for doubtful accounts	$655	$1,344	$(463)	$1,081	$2,617
Obsolescence reserve	7,100	20,547	(8,528)	—	19,119
Accrued warranty reserve	1,752	5,280	(4,688)	—	2,344
Tax valuation allowance	13,544	5,730	—	—	19,274

For the year ended December 31, 2000
Allowance for doubtful accounts	$933	$198	$(476)	$—	$655
Obsolescence reserve	5,925	4,112	(2,937)	—	7,100
Accrued warranty reserve	1,563	2,709	(2,520)	—	1,752
Tax valuation allowance	15,444	(1,900)	—	—	13,544

Report of Independent Accountants on
Financial Statement Schedule

To the Board of Directors of
RadiSys Corporation:

Our audits of the consolidated financial statements referred to in our report dated March 7, 2003, except for Note 22, as to which the date is March 24, 2003, appearing in the 2002 Annual Report to Shareholders of RadiSys Corporation and subsidiaries (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Portland, Oregon
March 7, 2003

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2003	RADISYS CORPORATION

By: /s/ SCOTT C. GROUT
Scott C. Grout President and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 2003.

Signature	Title

/s/ SCOTT C. GROUT Scott C. Grout	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ JULIA A. HARPER Julia A. Harper	Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

Directors:

/s/ C. SCOTT GIBSON C. Scott Gibson	Chairman of the Board and Director

James F. Dalton	Director

/s/ RICHARD J. FAUBERT * Richard J. Faubert	Director

/s/ DR. WILLIAM W. LATTIN * Dr. William W. Lattin	Director

/s/ CARL NEUN * Carl Neun	Director

/s/ JEAN-PIERRE D. PATKAY * Jean-Pierre D. Patkay	Director

/s/ JEAN-CLAUDE PETERSCHMITT * Jean-Claude Peterschmitt	Director

* By /s/ SCOTT C. GROUT Scott C. Grout, as attorney-in-fact

CERTIFICATION OF CHIEF EXECUTIVE OFFICER OF REGISTRANT

I, Scott C. Grout, certify that:

1. I have reviewed this annual report on Form 10-K of RadiSys Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

  (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 27, 2003

/s/ SCOTT C. GROUT

Scott C. Grout
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER OF REGISTRANT

I, Julia A. Harper, certify that:

1. I have reviewed this annual report on Form 10-K of RadiSys Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

  (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 27, 2003

/s/ JULIA A. HARPER

Julia A. Harper
Chief Financial Officer