Form 10-Q
period 2003-03-31
RADISYS CORP
filed 2003-05-14
CIK 873044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______ to ______

Commission File No. 0-26844

RADISYS CORPORATION
(Exact name of registrant as specified in its charter)

OREGON	93-0945232
(State of Incorporation)	(I.R.S Employer Identification Number)

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
Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
Yes ☑ No ☐

Number of shares of Common Stock outstanding as of May 8, 2003: 17,732,217

	RADISYS CORPORATION

	PART I. FINANCIAL INFORMATION

		Page No.

Item 1.	Consolidated Financial Statements (Unaudited)

	Consolidated Statements of Operations - Three months ended March 31, 2003
	and 2002	3

	Consolidated Balance Sheets – March 31, 2003 and December 31, 2002	4

	Consolidated Statement of Changes in Shareholders’ Equity – December 31,
	2002 through March 31, 2003	5

	Consolidated Statements of Cash Flows - Three months ended March 31,
	2003 and 2002	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results
	of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31

Item 4.	Controls and Procedures	32

	PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	33

Signatures		34
Certifications		35

Item 1.

RadiSys Corporation
Consolidated Statements of Operations
(In thousands, except per share amounts, unaudited)

	Three Months Ended March 31,

	2003	2002

Revenues	$48,404	$52,699
Cost of sales	33,207	37,986

Gross margin	15,197	14,713

Research and development	5,540	7,386
Selling, general, and administrative expense	6,548	7,910
Intangible assets amortization	765	778
Restructuring charges	1,829	—

Income (loss) from operations	515	(1,361)

Gain on repurchase of convertible subordinated notes	825	1,355
Interest expense, net	(406)	(808)
Other expense, net	(492)	(222)

Income (loss) from continuing operations before income tax expense
(benefit)	442	(1,036)
Income tax expense (benefit)	9	(775)

Income (loss) from continuing operations	433	(261)

Discontinued operations related to Savvi business:
Loss from discontinued operations (including loss on disposal
of Savvi business of $4,286)	(4,679)	(870)
Income tax benefit	—	(478)

Net loss	$(4,246)	$(653)

Net income (loss) per share from continuing operations- basic	$0.02	$(0.01)

Net income (loss) per share from continuing operations- diluted	$0.02	$(0.01)

Net loss per share – basic	$(0.24)	$(0.04)

Net loss per share – diluted	$(0.24)	$(0.04)

Weighted average shares from continuing operations- basic	17,673	17,407

Weighted average shares from continuing operations- diluted	17,840	17,407

Weighted average shares – basic	17,673	17,407

Weighted average shares – diluted	17,673	17,407

The accompanying notes are an integral part of these financial statements

RadiSys Corporation
Consolidated Balance Sheets
(In thousands)

	March 31, 2003	December 31, 2002

	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$26,191	$33,138
Short term investments, net (Note 2)	59,917	72,661
Accounts receivable, net (Note 3)	29,924	27,473
Inventories, net (Note 4)	27,596	24,864
Other current assets	3,748	4,361
Deferred tax assets (Note 7)	7,454	7,521

Total current assets	154,830	170,018

Property and equipment, net	24,458	25,882
Goodwill (Note 5 and Note 13)	27,521	29,969
Intangible assets, net (Note 6 and Note 13)	8,716	11,159
Long-term investments, net (Note 2)	23,766	13,128
Long-term deferred tax assets (Note 7)	21,212	21,437
Other assets	2,260	2,706

Total assets	$262,763	$274,299

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$21,002	$18,933
Accrued wages and bonuses	4,208	4,879
Accrued interest payable	476	1,643
Accrued restructuring (Note 8)	4,800	5,178
Other accrued liabilities	8,967	6,911

Total current liabilities	39,453	37,544

Long-term liabilities (Note 10)
Convertible subordinated notes, net (Note 10)	67,374	77,366
Mortgage payable	6,565	6,588

Total long-term liabilities	73,939	83,954

Total liabilities	113,392	121,498

Shareholders’ equity (Note 11):
Common stock - 100,000 shares authorized; 17,729 and
17,605 shares outstanding at March 31, 2003 and	162,186	161,485
December 31, 2002
Accumulated deficit	(14,271)	(10,025)
Accumulated other comprehensive income:
Cumulative translation adjustments	1,302	1,230
Unrealized gain on securities	154	111

Total shareholders’ equity	149,371	152,801

Total liabilities and shareholders’ equity	$262,763	$274,299

The accompanying notes are an integral part of these financial statements.

RadiSys Corporation
Consolidated Statement of Changes in Shareholders’ Equity
(In thousands, unaudited)

	Common Stock		Cumulative translation adjustments	Unrealized gain on security	Accumulated deficit	Total	Total other comprehensive income (loss)
	Shares	Amount

Balances, December 31, 2002	17,605	$161,485	$1,230	$111	$(10,025)	$152,801

Shares issued pursuant to benefit plans	124	684	—	—	—	684	—

Tax benefit of options exercised	—	17	—	—	—	17	—

Translation adjustments	—	—	72	—	—	72	72

Unrealized gain on security available for sale	—	—	—	43	—	43	43

Net loss for the period	—	—	—	—	(4,246)	(4,246)	(4,246)

Balances, March 31, 2003	17,729	$162,186	$1,302	$154	$(14,271)	$149,371

Comprehensive loss, three months ended March 31, 2003							$(4,131)

The accompanying notes are an integral part of these financial statements.

RadiSys Corporation
Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Three Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(4,246)	$(653)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Loss on sale of Savvi business	4,286	—
Depreciation and amortization	2,584	3,006
Gain on repurchase of convertible subordinated notes	(825)	(1,355)
Non-cash interest expense, net	614	583
Provision for inventory reserves	1,291	1,472
Deferred income taxes	265	(153)
Impairment of fixed assets	252	28
Tax benefit of options exercised	17	153
Provision for allowance for doubtful accounts	—	159
Other	80	—

Decrease (increase) in assets:
Accounts receivable	(2,451)	6,950
Inventories	(4,351)	1,359
Other current assets	613	513
Increase (decrease) in liabilities:
Accounts payable	2,069	(3,335)
Accrued wages and bonuses	(671)	(202)
Interest payable	(1,168)	(1,427)
Accrued restructuring	(378)	(1,086)
Other accrued liabilities	2,056	(1,462)

Net cash provided by operating activities	37	4,550

Cash flows from investing activities:
Purchases of investments	(18,547)	(25,359)
Proceeds from sale of investments	20,176	25,000
Capital expenditures	(468)	(1,192)
Proceeds from the sale of Savvi business	360	—
Purchase of long-term assets	—	(98)

Net cash provided by (used in) investing activities	1,521	(1,649)

Cash flows from financing activities:
Repurchase of convertible subordinated notes	(9,238)	(6,444)
Proceeds from issuance of common stock	684	1,387
Principal payment on mortgage payable	(23)	(10)

Net cash used in financing activities	(8,577)	(5,067)

Effect of exchange rate changes on cash	72	784

Net decrease in cash and cash equivalents	(6,947)	(1,382)
Cash and cash equivalents, beginning of period	$33,138	$29,036

Cash and cash equivalents, end of period	$26,191	$27,654

The accompanying notes are an integral part of these financial statements.

RadiSys Corporation
Notes to Consolidated Financial Statements
(In thousands, Unaudited)

Note 1 – Significant Accounting Policies

     RadiSys Corporation (“RadiSys” or the “Company”) has adhered to the accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2002 in preparing the accompanying interim condensed Consolidated Financial Statements. The preparation of these statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

     The financial information included herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for interim periods.

     For the three months ended March 31, 2003, there have been no changes to these accounting policies except as noted below.

Reclassifications

     Certain reclassifications have been made to amounts in prior years to conform to current year presentation. These changes had no effect on previously reported results of operations or shareholders’ equity.

Accrued Restructuring

     In July 2002, Financial Accounting Standard Board (“FASB”) issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”). SFAS 146 requires that liabilities for costs associated with exit or disposal activities be recognized and measured initially at fair value in the period in which the liabilities are incurred. For the quarter ended March 31, 2003, the Company recorded restructuring charges in accordance with the provisions of SFAS 146. See “Note 15 - Recent Accounting Pronouncements” below.

     Prior to the quarter ended March 31, 2003, the Company recorded restructuring charges including employee termination and related costs, costs related to leased facilities, losses on impairment of fixed assets and capitalized software and other accounting and legal fees. Employee termination and related costs were previously recorded in accordance with the provisions of Emerging Issues Task Force No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” For leased facilities that were vacated and subleased, an amount equal to the total future lease obligations from the date of vacating the premises through the expiration of the lease, net of any future sublease income, was recorded as a part of restructuring charges. For property and equipment and capitalized software written off, the impairment losses were previously recorded in accordance with the provisions of with Statement of Financial Accounting Standard 144 (“SFAS 144”).

Stock Based Compensation

     In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, An Amendment of FASB Statement No. 123,” (“SFAS 148”). SFAS 148 amends certain provisions of SFAS 123 and provides alternative methods of transition in voluntary adoption of SFAS 123. The Company accounts for its stock-based compensation in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company adopted the disclosure requirements of SFAS 148 during the fourth quarter of 2002.

      Had RadiSys accounted for these plans in accordance with SFAS 123, the Company’s net (loss) income and pro forma net loss per share would have been reported as follows:

(In thousands, except per share amounts)
	Quarter Ended

	March 31, 2003	March 31, 2002

Net income (loss) from continuing operations,
as reported	$433	$(261)
Add: Stock-based employee compensation expense
included in reported net income (loss), net of related tax
effects	—	—
Deduct: Total stock-based employee compensation
expense determined under fair value method for all awards, net of
related tax effects	(2,507)	(2,232)

Pro forma net loss from continuing operations	$(2,074)	$(2,493)

Net loss from discontinued operations, as reported	(4,679)	(870)
Income tax benefit, as reported	—	(478)

Pro forma net loss	$(6,753)	$(2,885)

Net income (loss) per share from continuing operations:
Basic and diluted – as reported	$0.02	$(0.01)

Basic and diluted – pro forma	$(0.12)	$(0.14)

Net loss per share:
Basic and diluted – as reported	$(0.24)	$(0.04)

Basic and diluted– pro forma	$(0.38)	$(0.17)

Warranty Reserves

     The following is a summary of the change in the Company’s warranty accrual reserve for the three months ended March 31, 2003 and December 31, 2002, respectively.

	Quarter Ended

	March 31, 2003	December 31, 2002

Balances at the beginning of the quarter	$1,553	$1,608
Product warranty accruals	1,147	599
Adjustments for payments made	(781)	(654)

Balances at end of the quarter	$1,919	$1,553

Note 2 – Held-to-Maturity Investments

      Held-to-maturity investments as of March 31, 2003 and December 31, 2002 consisted of the following:

	March 31, 2003	December 31, 2002

Short-term held-to-maturity investments,
net of unamortized premium of $436 and $864, respectively	$59,917	$72,661

Long-term held-to-maturity investments,
net of unamortized premium of $1,366 and $600, respectively	$23,766	$13,128

      As of March 31, 2003, the Company’s long-term held-to-maturity investments had maturities ranging from 13 months to 23 months. The Company’s investment policy requires that the total investment portfolio not exceed a maximum weighted average maturity of 18 months. In addition, the policy mandates that an individual investment must have a maturity of less than 36 months, with no more than 20% of the total investment portfolio exceeding 24 months.

Note 3 – Accounts Receivable

      Accounts receivable balances as of March 31, 2003 and December 31, 2002 were as follows:

	March 31, 2003	December 31, 2002

Accounts receivable, gross	$31,607	$29,601
Less: allowance for doubtful accounts	(1,683)	(2,128)

Accounts receivable, net	$29,924	$27,473

     The Company recorded no provisions for allowance for doubtful accounts during the quarter ended March 31, 2003. During the quarter ended March 31, 2002, the Company recorded provisions for allowance for doubtful accounts of $0.2 million.

Note 4 – Inventories

     Inventories as of March 31, 2003 and December 31, 2002 consisted of the following:

	March 31, 2003	December 31, 2002

Raw materials	$30,361	$28,058
Work-in-process	2,109	1,991
Finished goods	5,541	4,773

	38,011	34,822
Less: inventory reserves	(10,415)	(9,958)

Inventories, net	$27,596	$24,864

     During the quarters ended March 31, 2003 and 2002, the Company recorded provisions for excess and obsolete inventory of $1.3 million and $1.5 million, respectively.

     The following is a summary of the change in the Company’s excess and obsolete inventory reserve for the quarters ended March 31, 2003 and 2002:

Inventory Reserve Balance

Inventory reserve balance, December 31, 2002	$9,958
Usage:
Inventory scrapped	(185)
Inventory utilized	(649)

Subtotal	(834)
Reserve provision	1,291

Remaining reserve balance as of March 31, 2003	$10,415

Inventory reserve balance, December 31, 2001	$19,119
Usage:
Inventory scrapped	(3,894)
Sale of inventory	(586)
Inventory utilized	(637)

Subtotal	(5,117)
Reserve provision	1,472

Remaining reserve balance as of March 31, 2002	$15,474

Note 5 – Goodwill

     During the quarter ended March 31, 2003, the Company recorded goodwill write-offs of $2.4 million associated with the sale of its Savvi business line. See Note 13, “Discontinued Operations,” for further information.

     The Company ceased the amortization of goodwill effective January 1, 2002 in order to comply with the provisions of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”). SFAS 142 further requires goodwill to be tested for impairment annually and under certain circumstances written down when impaired, rather than being amortized as previous standards required. To comply with this provision of SFAS 142, the Company completed a comprehensive goodwill impairment analysis during the six months ended June 30, 2002. Based upon the analysis, the Company has concluded that as of January 1 and June 30, 2002, there was no goodwill impairment. The Company updated its goodwill impairment analysis through September 30, 2002 and concluded that as of September 30, 2002, there was no goodwill impairment. Management concluded there was no indication of material changes that would require an updated goodwill impairment analysis as of March 31, 2003. The Company may be required, under certain circumstances, to update its impairment analysis which may result in losses on its acquired goodwill and intangible assets.

Note 6 – Intangible Assets

     The following tables present details of the Company’s total purchased intangible assets:

	Gross	Accumulated Amortization	Net

March 31, 2003
Technology	$2,415	$(912)	$1,503
Technology licenses	6,790	(2,452)	4,338
Patents	6,630	(4,377)	2,253
Trade names	736	(114)	622
Other	237	(237)	—

Total	$16,808	$(8,092)	$8,716

	Gross	Accumulated Amortization	Net

December 31, 2002
Technology	$4,096	$(835)	$3,261
Technology licenses	6,790	(2,075)	4,715
Patents	6,647	(4,104)	2,543
Trade names	736	(96)	640
Other	237	(237)	—

Total	$18,506	$(7,347)	$11,159

     The Company’s purchased intangible assets have lives ranging from four to 15 years. In accordance SFAS 144, the Company reviews for impairment of all its purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges have been recognized under SFAS 144.

     The estimated future amortization expense of purchased intangible assets as of March 31, 2003 is as follows:

Years Ending December 31,	Estimated Intangibles Amortization Amount

2003 (remaining nine months)	$2,293
2004	2,222
2005	2,049
2006	723
2007	523
Thereafter	906

$8,716

     During the quarter ended March 31, 2003, the Company recorded intangible asset write-offs of $1.7 million associated with the sale of its Savvi business line. See Note 13, “Discontinued Operations,” for further information.

Note 7 – Deferred Tax Assets

     The components of current and long-term deferred taxes for the periods ended March 31, 2003 and December 31, 2002 consist of the following:

	March 31, 2003	December 31, 2002

Current deferred tax assets:

Accrued warranty	$596	$596
Inventory	3,944	3,977
Restructuring accrual	1,770	1,769
Other current deferred tax assets	1,144	1,179

Total current deferred tax assets	7,454	7,521

Long-term deferred tax assets (liabilities):

Net operating loss carryforwards	25,729	25,613
Tax credit carryforwards	11,585	11,688
Other long-term deferred tax assets	3,709	3,919
Other long-term deferred tax liabilities	(3,635)	(3,607)

Total long-term deferred tax assets	37,388	37,613
Less: valuation allowance	(16,176)	(16,176)

Total long-term net deferred tax assets	21,212	21,437

Total net deferred tax assets	$28,666	$28,958

Note 8– Accrued Restructuring

     Accrued restructuring as of March 31, 2003 and December 31, 2002 consisted of the following:

	March 31, 2003	December 31, 2002

First quarter 2003 restructuring charge	$408	$—
Second quarter 2002 restructuring charge	1,310	1,760
Liabilities assumed in Microware acquisition	151	190
Fourth quarter 2001 restructuring charge	1,419	1,591
First quarter 2001 restructuring charge	1,512	1,637

	$4,800	$5,178

First Quarter 2003 Restructuring Charge

      During the quarter ended March 31, 2003, the Company took several steps intended to further improve its profitability and market diversification. These steps included an increased level of outsourced manufacturing to reduce product costs, the sale of its Savvi business to enable further diversification and other reductions in spending.

      As a result of the above restructuring, the Company recorded a restructuring charge of $1.8 million. Of this amount, $1.4 million was paid out for employee termination and related charges. The employee base was reduced overall by 103 positions from its prior level of 620 employees. The 103 positions eliminated included 53 from manufacturing operations, 42 from shifts in portfolio investments, and eight in support functions. The amount remaining in the first quarter restructuring charge accrual as of March 31, 2003 represents the Company’s residual obligation for severance and audit and legal fees.

     The following table summarizes the write-offs and expenditures related to the first quarter 2003 restructuring charge:

	Employee termination and related costs	Other charges	Total

Restructuring costs	$1,764	$65	$1,829
Expenditures	(1,403)	(18)	(1,421)

Balance accrued as of March 31, 2003	$361	$47	$408

Second Quarter 2002 Restructuring Charge

     The following table summarizes the write-offs and expenditures related to the second quarter 2002 restructuring charge:

	Employee termination and related costs	Facilities	Property and equipment	Other charges	Total

Restructuring costs	$2,606	$750	$530	$465	$4,351
Expenditures	(1,827)	(205)	10	(46)	(2,068)
Write-offs/adjustments	(182)	19	(366)	6	(523)

Balance accrued as of
December 31, 2002	597	564	174	425	1,760
Expenditures	(229)	(199)	—	(31)	(459)
Write-offs/adjustments	(368)	368	5	4	9

Balance accrued as of
March 31, 2003	$—	$733	$179	$398	$1,310

      During the quarter ended March 31, 2003, $0.2 million was paid for employee termination and related costs and $0.2 million was paid for facilities costs. In addition, during the quarter it was determined that employee related costs were over accrued and facilities costs were under accrued by approximately $0.4 million. As such, $0.4 million in restructuring accruals were reclassified from employee related costs to facilities. The total accrual amount remaining at March 31, 2003 was not affected by this reclassification. The accrual amount remaining as of March 31, 2003 includes lease obligations relating to the facility in Houston, Texas and other small office spaces, fixed assets related to these facilities and other office related expenses.

Fourth Quarter 2001 Restructuring Charge

      The following table summarizes the write-offs and expenditures relating to the fourth quarter 2001 restructuring charge:

	Employee termination and related costs	Facilities	Property and equipment	Other charges	Total

Restructuring costs	$914	$2,417	$463	$132	$3,926
Expenditures	(452)	—	—	—	(452)
Write-offs/adjustments	—	—	(463)	—	(463)

Balance accrued as of
December 31, 2001	462	2,417	—	132	3,011
Expenditures	(354)	(916)	—	(27)	(1,297)
Write-offs/adjustments	(108)	(15)	—	—	(123)

Balance accrued as of
December 31, 2002	—	1,486	—	105	1,591
Expenditures	—	(164)	—	(6)	(170)
Write-offs/adjustments	—	(1)	—	(1)	(2)

Balance accrued as of
March 31, 2003	$—	$1 ,321	$—	$98	$1,419

     During the quarter ended March 31, 2003, $0.2 million, net of sublease income, was paid for facility rent. The accrual amount remaining as of March 31, 2003 represents mainly lease obligations relating to the facilities in Houston, Texas and Boca Raton, Florida and other service fees.

First Quarter 2001 Restructuring Charge

     The following table summarizes the write-offs and expenditures related to the first quarter 2001 restructuring charge:

	Employee termination and related costs	Leasehold improvements and facilities	Property and equipment	Capitalized software	Other charges	Total

Restructuring costs	$2,777	$3,434	$2,460	$1,067	$105	$9,843
Expenditures	(2,545)	(378)	—	—	(46)	(2,969)
Write-offs/adjustments	—	(113)	(2,460)	(1,067)	—	(3,640)

Balance accrued as of
December 31, 2001	232	2,943	—	—	59	3,234
Expenditures	(36)	(679)	—	—	(10)	(725)
Write-offs/adjustments	(196)	(627)	—	—	(49)	(872)

Balance accrued as of
December 31, 2002	—	1,637	—	—	—	1,637
Expenditures	—	(125)	—	—	—	(125)
Write-offs/adjustments	—	—	—	—	—	—

Balance accrued as of
March 31, 2003	$—	$1,512	$—	$—	$—	$1,512

      During the quarter ended March 31, 2003, $0.1 million was paid for rent. The accrual amount remaining as of March 31, 2003 includes mainly lease obligations relating to the facility in Houston, Texas.

Liabilities Assumed In Microware Acquisition

     During the quarter ended March 31, 2003, $0.1 million in legal fees were paid against the restructuring accrual assumed in the Microware acquisition. The remaining balance of $0.2 million represents other service fees.

Note 9 – Short-Term Borrowings

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

     As of March 31, 2003 and December 31, 2002, there was no outstanding balance on the line of credit and the Company was in compliance with all debt covenants.

Note 10 – Long-Term Liabilities

Convertible Subordinated Notes

     In February 2003, the Company repurchased approximately $10.3 million principal amount of the Company’s 5.5% convertible subordinated notes, with an associated discount of $0.3 million, for $9.2 million in a negotiated transaction with a third party. The repurchase of the convertible subordinated notes resulted in a gain of $0.8 million.

     As of March 31, 2003 and December 31, 2002, RadiSys had $67.4 million and $77.4 million of convertible subordinated notes outstanding, net of unamortized discount of $1.4 million and $1.7 million, respectively. Amortization of discounts on the convertible subordinated notes was $0.1 million for the quarters ended March 31, 2003 and 2002. The estimated fair value of the convertible subordinated notes was approximately $57.7 million and $66.5 million at March 31, 2003 and December 31, 2002, respectively.

Mortgage Payable

     During the quarter ended March 31, 2003, the Company paid $0.02 million of principal on its mortgage payable, along with interest at 7.46%. In addition the Company reinvested $0.8 million of restricted cash in a restricted short-term investment account as a part of collateral for its mortgage during the quarter ended March 31, 2003. The current portion of the mortgage payable of $0.08 million is included in Other accrued liabilities in the Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002.

     The aggregate maturities of long-term liabilities for each of the five years ending December 31, 2007 and thereafter at March 31, 2003 are as follows:

Years Ending December 31,	Convertible Subordinate Notes	Mortgage Payable

2003 (remaining nine months)	$—	$61
2004	—	88
2005	—	97
2006	—	104
2007	68,748	113
Thereafter	—	6,185

	68,748	6,648
Less: unamortized discount	(1,374)	—
Less: current portion	—	(83)

Long-term liabilities, net	$67,374	$6,565

Note 11 – Shareholders’ Equity

     Net loss per share is based on the weighted average number of shares of common stock and potentially dilutive shares (stock options) outstanding during the period, computed using the treasury stock method. The computation of diluted earnings per share (“EPS”) for the three months ended March 31, 2003 excludes the impact of 0.2 million stock options whose exercise price was less than the average market price of the Company’s stock. Convertible notes equivalent to an amount to purchase 1.1 million and 1.5 million shares, and stock options to purchase 4.2 million and 3.8 million shares, were not included in the computation of diluted EPS for the three months ended March 31, 2003 and 2002, respectively, as their inclusion would be antidilutive.

Weighted Average Shares Reconciliation

	Three Months Ended March 31,

	2003	2002

Weighted average shares (basic)	17,673	17,407
Effect of dilutive stock options	—	—

Weighted average shares (diluted)	17,673	17,407

Note 12 – Segment Information

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

Information about the Company’s revenues and long-lived asset information by geographic area is as follows:

Geographic Revenues:

	Three Months Ended March 31,

	2003	2002
Revenue:
North America	$26,399	$29,771
Europe	20,635	21,926
Asia Pacific	1,370	1,002

Total	$48,404	$52,699

Long-Lived Assets by Geographic Area

	March 31, 2003	December 31, 2002

Property and equipment, net
United States	$24,108	$25,538
Europe	307	298
Asia Pacific	43	46

	$24,458	$25,882

Goodwill, net
United States	$27,521	$29,969
Europe	—	—
Asia Pacific	—	—

Total goodwill, net	$27,521	$29,969

Intangible assets, net
United States	$8,716	$11,159
Europe	—	—
Asia Pacific	—	—

Total intangible assets, net	$8,716	$11,159

      For the quarter ended March 31, 2003, three customers accounted for more than 10.0% of total revenues. Nortel Networks Limited accounted for $9.9 million or 20.5%, Nokia Corporation accounted for $8.3 million or 17.1%, and Comverse Network Systems, LTD. accounted for $4.8 million or 10.0% of the total revenues for the quarter ended March 31, 2003. Two customers accounted for more than 10.0% of total revenues for the quarter ended March 31, 2002. Nortel accounted for $9.2 million or 17.4%, and Nokia accounted for $8.1 million or 15.4% of the total revenues for the quarter ended March 31, 2002.

Note 13 – Discontinued Operations

     On March 14, 2003, the Company completed the sale of its Savvi business resulting in a loss of approximately $4.3 million. As a result of this transaction, the Company recorded $4.1 million in write-offs of goodwill and intangible assets. The total $4.7 million loss from discontinued operations recorded for the quarter ended March 31, 2003 includes the $4.3 million loss on the sale of the Savvi business as well as $0.4 million of net losses incurred by the business unit during the quarter, before the business unit was sold.

Note 14 – Legal Proceedings

     In the normal course of business, the Company is subject to legal proceedings, claims and litigation. As of March 31, 2003, RadiSys had no pending litigation that would have a material effect on the Company’s financial position, results of operations or cash flows.

Note 15 – Recent Accounting Pronouncements

     In July 2002, FASB issued Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”). SFAS 146 requires that liabilities for costs associated with exit or disposal activities be recognized and measured initially at fair value in the period in which the liabilities are incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. For the quarter ended March 31, 2003, the Company recorded restructuring charges in accordance with the provisions of SFAS 146.

     Prior to the quarter ended March 31, 2003, the Company had recorded restructuring charges in light of economic downturns and reduced customer demand. These restructuring charges included employee termination and related costs, costs related to leased facilities that will be vacated and potentially subleased, losses on impairment of fixed assets and capitalized software and other accounting and legal fees. Employee termination and related costs have been recorded in accordance with the provisions of Emerging Issues Task Force No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” For leased facilities that will be vacated and potentially subleased, the amount equal to the total future lease obligations from the date of vacating the premises through the expiration of the lease, net of any future sublease income, is recorded as a part of restructuring charges. For property and equipment and capitalized software to be written off, the impairment losses are recorded in accordance with the provisions of SFAS 144.

     In November 2002, FASB issued FASB Interpretation No. 45 (“FIN 45”), which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for the financial statements of interim or annual reports ending after December 15, 2002. The Company adopted the disclosure requirements of FIN 45 during the fourth quarter of 2002. The adoption of the disclosure requirements of FIN 45 did not have a material effect on the Company’s financial position or results of operations.

     In December 2002, FASB issued Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, An Amendment of FASB Statement No. 123,” (“SFAS 148”). SFAS 148 amends certain provisions of SFAS 123 and provides alternative methods of transition in voluntary adoption of SFAS 123. The Company accounts for its stock-based compensation in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company adopted the disclosure requirements of SFAS 148 during the fourth quarter of 2002.

Item 2.

     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     RadiSys Corporation (“RadiSys” or the “Company”) provides embedded systems for compute, data processing, and network-intensive applications to Original Equipment Manufacturers (“OEM”s) within the Commercial Systems, Enterprise Systems and Service Provider Systems markets. The Company focuses on industry-leading solutions while working in a close “virtual division” relationship with its customers. The Company’s value proposition to its customers is providing leading technology solutions while improving their time-to-market advantage, and reducing total life-cycle costs.

      Total revenue was $48.4 million for the three months ended March 31, 2003, compared to $52.7 million for the three months ended March 31, 2002. Net loss was $4.2 million and $0.7 million for the three months ended March 31, 2003 and 2002, respectively. Net loss per share was $0.24, basic and diluted, for three months ended March 31, 2003, compared to net loss per share of $0.04, basic and diluted, for the three months ended March 31, 2002.

Critical Accounting Policies and Estimates

     The Company reaffirms its critical accounting policies and use of estimates as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations

     The following table sets forth certain operating data as a percentage of revenues for the quarters ended March 31, 2003 and 2002:

	Three Months Ended March 31,

	2003	2002

Revenues	100.0%	100.0%
Cost of sales	68.6	72.1

Gross margin	31.4	27.9
Research and development	11.4	14.0
Selling, general, and administrative	13.5	15.0
Intangibles amortization	1.6	1.5
Restructuring charges	3.8	—

Income (loss) from operations	1.1	(2.6)
Gain on repurchase of convertible notes	1.7	2.6
Interest expense, net	(0.8)	(1.5)
Other expense, net	(1.0)	(0.4)

Income (loss) from continuing operations before income tax expense (benefit)	1.0	(1.9)
Income tax expense (benefit)	0.1	(1.5)

Income (loss) from continuing operations	0.9	(0.4)
Loss from discontinued operations	(9.7)	(1.7)
Income tax benefit	—	(0.9)

Net loss	(8.8)%	(1.2)%

Comparison of three months ended March 31, 2003 to three months ended March 31, 2002

     Revenues. Revenues decreased $4.3 million, or 8.2%, from $52.7 million for the three months ended March 31, 2002 to $48.4 million for the three months ended March 31, 2003. The decrease in revenues was attributable to lower unit volume sales due to the unfavorable economic climate. The global economic slowdown resulted in lower revenues across the Company’s three primary markets: Commercial Systems, Enterprise Systems and Service Provider Systems, as well as the North American and European geographies. There was a slight increase in product sold to Asia Pacific due to increased volumes as well as specific customers shifting manufacturing locations to lower-cost regions within Asia. On April 16, 2003, the Company announced it expected revenues for the quarter ended June 30, 2003 to be up slightly from the first quarter of 2003.

     Gross Margin. Gross margin for the three months ended March 31, 2003 was 31.4%, compared to 27.9% for the three months ended March 31, 2002. The increase in gross margin as a percentage of revenues for the first quarter of 2003 versus the first quarter of 2002, was primarily due to raw material cost reductions and improvements in its manufacturing cost structure associated with the Company's first quarter 2003 and second quarter 2002 restructuring charges. RadiSys’ long-term strategic gross margin target continues to be a range of 32% to 35%.

     Research and Development. Research and development expenses decreased by $1.8 million, or 25.0%, from $7.4 million for the three months ended March 31, 2002, to $5.5 million for the three months ended March 31, 2003. The decrease for the quarter ended March 31, 2003 is due mainly to headcount reductions, including the Savvi divestiture, and cost cutting measures taken in both fiscal year 2002 and for the quarter ended March 31, 2003. Over the longer term, the Company’s target for research and development funding continues to be 10-12% of revenues.

     Selling, General, and Administrative. Selling, general, and administrative expenses decreased by $1.4 million, or 17.2%, from $7.9 million for the three months ended March 31, 2002, to $6.5 million for the three months ended March 31, 2003. The decrease for the first quarter of 2003 was primarily due to cost cutting measures undertaken in both fiscal year 2002 and in the quarter ended March 31, 2003, including headcount reductions and office closures, as well as tighter controls on discretionary spending. Over the longer term, RadiSys’ goal for selling, general, and administrative expenses continues to be 9-10% of revenues.

     Intangibles Amortization. Intangibles amortization expense was flat at $0.8 million for the three months ended March 31, 2003 and 2002, respectively.

     Restructuring Charges. During the three months ended March 31, 2003, the Company recorded restructuring charges, write-offs and expenditures as described below.

First Quarter 2003 Restructuring Charge

      During the quarter ended March 31, 2003, the Company took several steps intended to further improve its profitability and market diversification. These steps included an increased level of outsourced manufacturing to reduce product costs, the sale of its Savvi business to enable further diversification and other reductions in spending.

     As a result of the above restructuring, the Company recorded a restructuring charge of $1.8 million. Of this amount, $1.4 million was paid out for employee termination and related charges. The employee base was reduced overall by 103 positions from its prior level of 620 employees. The 103 positions eliminated included 53 from manufacturing operations, 42 from shifts in portfolio investments, and eight in support functions. The amount remaining in the first quarter restructuring charge accrual as of March 31, 2003 represents the Company’s residual obligation for severance and audit and legal fees.

     The following table summarizes the write-offs and expenditures related to the first quarter 2003 restructuring charge:

(In thousands)	Employee termination and related costs	Other charges	Total

Restructuring costs	$1,764	$65	$1,829
Expenditures	(1,403)	(18)	(1,421)

Balance accrued as of March 31, 2003	$361	$47	$408

Second Quarter 2002 Restructuring Charge

     The following table summarizes the write-offs and expenditures related to the second quarter 2002 restructuring charge:

(In thousands)	Employee termination and related costs	Facilities	Property and equipment	Other charges	Total

Restructuring costs	$2,606	$750	$530	$465	$4,351
Expenditures	(1,827)	(205)	10	(46)	(2,068)
Write-offs/adjustments	(182)	19	(366)	6	(523)

Balance accrued as of
December 31, 2002	597	564	174	425	1,760
Expenditures	(229)	(199)	—	(31)	(459)
Write-offs/adjustments	(368)	368	5	4	9

Balance accrued as of
March 31, 2003	$—	$733	$179	$398	$1,310

      During the quarter ended March 31, 2003, $0.2 million was paid for employee termination and related costs and $0.2 million was paid for facilities costs. In addition, during the quarter it was determined that employee related costs were over accrued and facilities costs were under accrued by approximately $0.4 million. As such, $0.4 million in restructuring accruals were reclassified from employee related costs to facilities. The total accrual amount remaining at March 31, 2003 was not affected by this reclassification. The accrual amount remaining as of March 31, 2003 includes lease obligations relating to the facility in Houston, Texas, and other small office spaces, fixed assets related to these facilities, and other office related expenses.

Fourth Quarter 2001 Restructuring Charge

      The following table summarizes the write-offs, and expenditures relating to the fourth quarter 2001 restructuring charge:

(In thousands)	Employee termination and related costs	Facilities	Property and equipment	Other charges	Total

Restructuring costs	$914	$2,417	$463	$132	$3,926
Expenditures	(452)	—	—	—	(452)
Write-offs/adjustments	—	—	(463)	—	(463)

Balance accrued as of
December 31, 2001	462	2,417	—	132	3,011
Expenditures	(354)	(916)	—	(27)	(1,297)
Write-offs/adjustments	(108)	(15)	—	—	(123)

Balance accrued as of
December 31, 2002	—	1,486	—	105	1,591
Expenditures	—	(164)	—	(6)	(170)
Write-offs/adjustments	—	(1)	—	(1)	(2)

Balance accrued as of
March 31, 2003	$—	$1 ,321	$—	$98	$1,419

     During the quarter ended March 31, 2003, $0.2 million, net of sublease income, was paid for facility rent. The accrual amount remaining as of March 31, 2003 represents mainly lease obligations relating to the facilities in Houston, Texas and Boca Raton, Florida and other service fees.

First Quarter 2001 Restructuring Charge

     The following table summarizes the write-offs and expenditures related to the first quarter 2001 restructuring charge:

(In thousands)	Employee termination and related costs	Leasehold improvements and facilities	Property and Equipment	Capitalized software	Other charges	Total

Restructuring costs	$2,777	$3,434	$2,460	$1,067	$105	$9,843
Expenditures	(2,545)	(378)	—	—	(46)	(2,969)
Write-offs/adjustments	—	(113)	(2,460)	(1,067)	—	(3,640)

Balance accrued as of
December 31, 2001	232	2,943	—	—	59	3,234
Expenditures	(36)	(679)	—	—	(10)	(725)
Write-offs/adjustments	(196)	(627)	—	—	(49)	(872)

Balance accrued as of
December 31, 2002	—	1,637	—	—	—	1,637
Expenditures	—	(125)	—	—	—	(125)
Write-offs/adjustments	—	—	—	—	—	—

Balance accrued as of
March 31, 2003	$—	$1,512	$—	$—	$—	$1,512

      During the quarter ended March 31, 2003, $0.1 million was paid for rent. The accrual amount remaining as of March 31, 2003 includes mainly lease obligations relating to the facility in Houston, Texas.

Liabilities Assumed In Microware Acquisition

     During the quarter ended March 31, 2003, $0.1 million in legal fees were paid against the restructuring accrual assumed in the Microware acquisition. The remaining balance of $0.2 million represents other service fees.

     Gain on Repurchase of Convertible Subordinated Notes. The Company recorded a gain on the repurchase of its convertible subordinated notes of $0.8 million and $1.4 million for the quarters ended March 31, 2003 and 2002, respectively. In the first quarter of 2003, approximately $10.3 million of convertible subordinated notes were repurchased with a related discount of $0.3 million. The Company repurchased the notes in the open market for $9.2 million. In 2002, approximately $8.0 million of convertible subordinated notes were repurchased with a related discount of $0.2 million. The Company repurchased the notes in the open market for $6.4 million.

     Interest Expense, net. Net interest expense decreased $0.4 million from net interest expense of $0.8 million for the three months ended March 31, 2002, to net interest expense of $0.4 million for the three months ended March 31, 2003. The primary reason for the decrease in net interest expense was due to the decrease in outstanding convertible subordinated notes during the year associated with the buyback of the notes in 2002 and during the first quarter of 2003. Total interest expense associated with these notes decreased from $1.5 million to $1.1 million from the first quarter of 2002 to the first quarter of 2003. Total interest income was flat at $0.8 million, as the Company’s total investment balance, including marketable securities, remained essentially flat over the prior year balance.

     Other Expense, net. Net other expense increased by $0.3 million from $0.2 million for the three months ended March 31, 2002, to $0.5 million for the three months ended March 31, 2003. This increase is due to fixed asset write-offs in the current quarter relating to a fixed asset physical inventory count, offset by a reduction in foreign exchange losses for the quarter. In addition, for the quarter ended March 31, 2002, other income included $0.2 million related to an insurance reimbursement that did not reoccur in the quarter ended March 31, 2003. Foreign exchange rate fluctuations resulted in expenses of approximately $0.1 million for the quarter ended March 31, 2003 compared to expenses of $0.4 million for the quarter ended March 31, 2002.

     Income Tax Provision. The Company recorded a tax provision from continuing operations of $0.01 million for the three months ended March 31, 2003 compared to a tax benefit of $0.8 million for the three months ended March 31, 2002. The Company’s effective tax rate was 2.0% for the quarter ended March 31, 2003, compared to (55.0)% for the quarter ended March 31, 2002. The Company’s current effective tax rate differs from the statutory rate primarily due to the Company’s decision to not record any tax benefit on the $4.2 million net loss reported for the quarter ended March 31, 2003. Management believes that it is not appropriate to accumulate additional tax related assets on the Company’s balance sheet due to the large tax losses incurred for the years ended December 31, 2001 and 2002.

     At March 31, 2003, the balance of net deferred tax assets was $28.7 million after providing a valuation allowance of $16.2 million due to the uncertainty of realization of certain net operating loss and tax credit carryforwards.

     Discontinued Operations. On March 14, 2003, the Company completed the sale of its Savvi business resulting in a loss of approximately $4.3 million. As a result of this transaction, the Company recorded $4.1 million in write-offs of goodwill and intangibles. The total $4.7 million loss from discontinued operations recorded for the quarter ended March 31, 2003 includes the $4.3 million loss on the sale of the Savvi business as well as $0.4 million of net losses incurred by the business unit during the quarter, before the business unit was sold.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents selected financial information for each of the quarters ended on the dates indicated:

(In thousands)*	March 31, 2003	December 31, 2002	March 31, 2002

Working capital	$115,377	$132,474	$142,593
Cash and cash equivalents	$26,191	$33,138	$27,654
Short-term investments	$59,917	$72,661	$68,607
Accounts receivable, net	$29,924	$27,473	$35,126
Inventory, net	$27,596	$24,864	$29,820
Long-term investments	$23,766	$13,128	$15,575
Accounts payable	$21,002	$18,933	$21,177
Convertible subordinated notes	$67,374	$77,366	$89,814
Days sales outstanding (A)	56	53	61
Days to pay (B)	58	52	51
Inventory turns (C)	4.8	5.3	5.1
*	Amounts are in thousands other than Days sales outstanding, Days to pay and Inventory turns.
(A)	Based on (ending net trade receivables divided by quarterly revenue each period) times (365 divided by 4).
(B)	Based on (ending accounts payable divided by quarterly cost of sales) times (365 divided by 4).
(C)	Based on (quarterly cost of sales divided by ending inventory) times 4.

Cash and cash equivalents decreased by $6.9 million from $33.1 million at December 31, 2002, to $26.2 at March 31, 2003. Activities impacting cash and cash equivalents are as follows:

(In thousands)	Three Months Ended March 31,

	2003	2002

Cash provided by operating activities	$37	$4,550
Cash provided by (used in) investing activities	1,521	(1,649)
Cash used in financing activities	(8,577)	(5,067)
Effect of exchange rate changes on cash	72	784

Net decrease in cash and cash equivalents	$(6,947)	$(1,382)

     The decrease in cash provided by operating activities during the quarter ended March 31, 2003 resulted primarily from an increase in accounts receivable and inventories of $2.5 million and $4.4 million, respectively, offset by an increase in accounts payable and other accrued liabilities of $2.1 million and $3.5 million, respectively. The net increase in accounts receivable resulted from a increase in average days sales outstanding from 53 days for the quarter ended December 31, 2002 to 56 days for the quarter ended March 31, 2003. The increase in inventory from December 31, 2002 to March 31, 2003 was primarily attributable to the purchase of customer committed inventory for last-time buys of components during the quarter that the Company’s customers are ultimately committed to consume or purchase. The Company continues to manage inventory levels in order to meet future customer demands while attempting to mitigate inventory obsolescence. Inventory turns decreased from 5.3 for the quarter ended December 31, 2002 to 4.8 for the quarter ended March 31, 2003. Cash provided by operating activities during the quarter ended March 31, 2002 was primarily a result of a decrease in inventories of $1.4 million and a decrease in accounts receivable of $6.4 million, offset by a decrease in accounts payable of $3.3 million.

     Net cash provided by investing activities was $1.5 million for the quarter ended March 31, 2003 compared to net cash used by investing activities of $1.6 million for the quarter ended March 31, 2002. Significant investing activities affecting cash and cash equivalents for the quarter ended March 31, 2003 included $18.5 million in investment purchases and capital expenditures of $0.5 million, offset by proceeds received from maturities of investments of $20.2 million. Capital expenditures of $0.5 million primarily consisted of manufacturing test equipment and purchases of computers. Significant investing activities affecting cash and cash equivalents for the quarter ended March 31, 2002 consisted of $25.0 million in proceeds from investment maturities, offset by $25.4 million of investment purchases and $1.2 million of capital expenditures, including network upgrades, manufacturing test equipment and computers.

     Net cash used in financing activities was $8.6 million for the quarter ended March 31, 2003 compared to net cash used in financing activities of $5.1 million for the quarter ended March 31, 2002. Financing activities for the quarter ended March 31, 2003 consisted of the repurchase of $10.3 million of convertible notes for $9.2 million offset by $0.7 million in proceeds from issuance of common stock in connection with exercise of options under the 1995 Stock Incentive Plan and the purchase of shares under the Employee Stock Purchase Plan. Significant financing activities for the quarter ended March 31, 2002 included the repurchase of $8.0 million of convertible notes for $6.4 million, offset by $1.4 million in proceeds from issuance of common stock in connection with exercise of options under the 1995 Stock Incentive Plan and the purchase of shares under the Employee Stock Purchase Plan.

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

     As of March 31, 2003 and December 31, 2002, there was no outstanding balance on the line of credit and the Company was in compliance with all debt covenants.

Convertible Subordinated Notes

     In January 2003, RadiSys’ Board of Directors authorized the repurchase, in the open market or through privately negotiated transactions, of up to $20.0 million of the Company’s 5.5% convertible subordinated notes. In February 2003, the Company repurchased approximately $10.3 million principal amount of the 5.5% convertible subordinated notes, with associated net discount of $0.3 million, for $9.2 million in a negotiated transaction with a third party. The early extinguishment of the notes resulted in a gain of $0.8 million.

     The following summarizes RadiSys’ contractual obligations at March 31, 2003 and the effect of such on its liquidity and cash flows in future periods:

(In thousands)

Years Ending December 31,	Convertible Subordinated Notes	Mortgage Payable	Future Minimum Lease Payments	Total

2003 – remaining nine months	$—	$61	$3,064	$3,125
2004	—	88	3,827	3,915
2005	—	97	3,109	3,206
2006	—	104	1,810	1,914
2007	68,748	113	1,772	70,633
Thereafter	—	6,185	7,194	13,379

	68,748	6,648	20,776	96,172
Less: current portion	—	(83)	(4,061)	(4,144)

Long-term obligations	$68,748	$6,565	$16,715	$92,028

      The Company does not engage in any activity involving special purpose entities or off-balance sheet financing.

Liquidity Outlook

     The Company believes that its current cash and cash equivalents, short-term investments and cash generated from operations will satisfy its short and long-term expected working capital needs, capital expenditures, investment requirements, stock repurchases, and other liquidity requirements associated with its existing operations. Capital expenditures are expected to be minimal, ranging from $0.5 million to $1.0 million per quarter. Because capital requirements cannot be predicted with certainty, it is possible that the Company could be compelled to obtain additional financing in the future, and that financing may not be available.

FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q may contain forward-looking statements. The Company’s statements concerning expectations and goals for revenues, gross margin, research and development expenses, selling, general, and administrative expenses, the impact of the Company’s restructuring events on future revenues, the anticipated cost savings effects of the Company’s restructuring activities, and the Company’s projected liquidity are some of the forward-looking statements contained in this Quarterly Report on Form 10-Q. All statements that relate to future events or to the Company’s future performance are forward-looking statements. In some cases, forward-looking statements can be identified by terms such as “may,” “will,” “should,” “expect,” “plans,” “seeks,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “seek to continue,” “intends,” or other comparable terminology. These forward-looking statements are made pursuant to safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s or its industries’ actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements.

     Forward-looking statements in this Quarterly Report on Form 10-Q include discussions of the Company’s goals, including those discussions set forth in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company cannot provide assurance that these goals will be achieved.

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

RISK FACTORS

The Company depends on the commercial systems; service provider systems and enterprise systems market in which demand can be cyclical and any inability to sell products to these markets could have a material adverse effect on its revenues.

     The Company derives its revenues from a number of diverse end markets, some of which are subject to significant cyclical changes in demand. The Company derived approximately 37% of its 2002 revenues from the commercial systems market, 36% of its 2002 revenues from the service provider systems market and 27% of its 2002 revenues from the enterprise systems market. The Company believes that its revenues in 2003 will be similarly comprised. Some of these markets are characterized by intense competition, rapid technological change, economic uncertainty and structural financial problems. A slowing economy in the United States, and a global slowdown in the service provider market, has created additional uncertainties for the Company's customers and therefore, the Company's business. The Company's exposure to economic cyclicality and any related fluctuation in customer demand could have a material adverse effect on the Company's revenues and financial condition.

Because of the Company's dependence on certain customers, the loss of a top customer could have a material adverse effect on the Company's revenues and profitability.

     During 2002, the Company derived 48% of its revenues from five customers. These five customers were Nortel, Nokia, Comverse, IBM and Diebold. Nortel and Nokia accounted for 17% and 13%, respectively, of 2002 revenues. The Company believes that sales to these customers will continue to be a substantial percentage of its revenues in 2003. A financial hardship experienced by, or a substantial decrease in sales to, any one of the Company's top customers could materially effect revenues and profitability.

The Company derives a majority of its revenue from design wins which may be canceled or delayed, or could perform below original expectations which could have a substantial negative impact on the Company's revenues and profitability.

     The Company derives a majority of its revenues from design wins for OEM products. The Company announced 46 design wins during 2002. A design win is a project estimated to produce more than $0.5 million in revenue per year when in production. Design wins ramp into production volume at varying rates. Typically, the ramp takes 12 months after the win occurs, although some more complex wins can take up to 24 months. After that, there is an additional time lag from the start of production ramp to peak revenue. Design wins are sometimes canceled or delayed, or can perform below original expectations, which can adversely impact revenues and profitability.

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

     The Company cannot provide absolute assurance that sufficient taxable income will be generated for full utilization of the net deferred tax assets of $28.7 million as of March 31, 2003. Accordingly, the Company may be required to record an additional valuation allowance against the deferred tax assets if its future expectations of taxable income are not achieved. On the other hand, if the Company generates taxable income in excess of its future expectations, then, the valuation allowance may be reduced accordingly. The Company also cannot provide absolute assurance that future taxable income will support the carrying amount of goodwill and intangibles of $36.2 million on the Consolidated Balance Sheet as of March 31, 2003, and therefore, the Company may incur an impairment charge in the future.

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

     Foreign Currency Risk. RadiSys pays the expenses of its international operations in local currencies, namely, the Japanese Yen, British Pound, and Euro. The international operations are subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, future results could be materially and adversely affected by changes in these or other factors. RadiSys is also exposed to foreign exchange rate fluctuations as they relate to revenues and operating expenses as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Because exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. No forward contracts were outstanding at March 31, 2003 or December 31, 2002. There were no associated foreign exchange rate transaction gains or losses for the quarter ended March 31, 2003. Foreign exchange rate transaction losses, net of gains for the quarter ended March 31, 2002 were approximately $0.4 million.

     Equity Price Risk. RadiSys is exposed to equity price risk due to one available-for-sale investment it holds in GA eXpress, Inc. stock. The Company typically does not attempt to reduce or eliminate its market exposure on this security. Neither a 10% increase nor a 10% decrease in equity prices would have a material effect on the Company’s financial position, results of operations, or cash flows, because the carrying value of this investment in the financial statements is less than $0.5 million.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and the Company’s consolidated subsidiaries would be made known to them by others within those entities.

(b)	Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

PART II

OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	10.1	Amendment dated March 20, 2003, to the Revolving line of credit agreement between the Company and U.S. Bank National Association dated March 19, 2002 and related revolving promissory note.

	99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuance to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuance to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADISYS CORPORATION

Date:	May 14, 2003	By:	/s/ SCOTT C. GROUT
Scott C. Grout
President, Chief Executive Officer
and Director
(Principal Executive Officer)

Date:	May 14, 2003	By:	/s/ JULIA A. HARPER
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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ SCOTT C. GROUT

Scott C. Grout

Chief Executive Officer and President

I, Julia A. Harper, certify that:

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ JULIA A. HARPER

Julia A. Harper

Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment dated March 20, 2003, to the Revolving line of credit agreement between the Company and U.S. Bank National Association dated March 19, 2002 and related revolving promissory note.

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuance to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuance to Section 906 of the Sarbanes-Oxley Act of 2002.