Form 10-Q
period 2003-06-30
RADISYS CORP
filed 2003-08-13
CIK 873044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2003

or

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

Number of shares of Common Stock outstanding as of August 7, 2003: 17,864,116

RADISYS CORPORATION

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	34
Item 6.	Exhibits and Reports on Form 8-K	36
Signatures		37

Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits and Reports on Form 8-K
Signatures

EX-10.1	RadiSys Corporation 1996 Employee Stock Purchase Plan, as amended.
EX-31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
EX-31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
EX-32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX-32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

RadiSys Corporation
Consolidated Statements of Operations
(In thousands, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Revenues	$48,898	$52,152	$97,302	$104,851
Cost of sales	32,945	37,022	66,152	75,008

Gross margin	15,953	15,130	31,150	29,843
Research and development	5,733	7,715	11,273	15,101
Selling, general, and administrative	6,783	8,962	13,331	16,872
Intangible assets amortization	765	765	1,530	1,543
Restructuring charges	--	4,281	1,829	4,281

Income (loss) from operations	2,672	(6,593)	3,187	(7,954)

Gain on repurchase of convertible
subordinated notes	--	1,504	825	2,859
Interest expense, net	(595)	(642)	(1,001)	(1,450)
Other expense, net	(297)	(188)	(789)	(410)

Income (loss) from continuing operations before
income tax benefit	1,780	(5,919)	2,222	(6,955)
Income tax benefit	(9)	(3,247)	--	(4,022)

Income (loss) from continuing operations	1,789	(2,672)	2,222	(2,933)

Discontinued operations related to Savvi business:
Loss from discontinued operations	--	(889)	(4,679)	(1,759)
Income tax benefit	--	(489)	--	(967)

Net income (loss)	$1,789	$(3,072)	$(2,457)	$(3,725)

Income (loss) per share from continuing operations:
Basic	$0.10	$(0.15)	$0.13	$(0.17)

Diluted	$0.10	$(0.15)	$0.12	$(0.17)

Net income (loss) per share:
Basic	$0.10	$(0.18)	$(0.14)	$(0.21)

Diluted	$0.10	$(0.18)	$(0.14)	$(0.21)

Weighted average shares outstanding:
Basic	17,785	17,492	17,728	17,450

Diluted	18,098	17,492	17,967	17,450

     The accompanying notes are an integral part of these financial statements.

RadiSys Corporation
Consolidated Balance Sheets
(In thousands)

	June 30, 2003	December 31, 2002

	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$30,700	$33,138
Short term investments, net (Note 2)	54,398	72,661
Accounts receivable, net (Note 3)	29,464	27,473
Inventories, net (Note 4)	26,962	24,864
Other current assets	2,520	4,361
Deferred tax assets	7,454	7,521

Total current assets	151,498	170,018

Property and equipment, net	23,355	25,882
Goodwill (Notes 5 and 11)	27,521	29,969
Intangible assets, net (Notes 6 and 11)	7,963	11,159
Long-term investments, net (Note 2)	28,875	13,128
Long-term deferred tax assets	21,212	21,437
Other assets	1,713	2,706

Total assets	$262,137	$274,299

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$17,530	$18,933
Accrued wages and bonuses	4,278	4,879
Accrued interest payable	1,421	1,643
Accrued restructuring (Note 7)	3,873	5,178
Other accrued liabilities	8,674	6,911

Total current liabilities	35,776	37,544

Long-term liabilities (Note 9)
Convertible subordinated notes, net	67,443	77,366
Mortgage payable	6,544	6,588

Total long-term liabilities	73,987	83,954

Total liabilities	109,763	121,498

Shareholders' equity (Note 10):
Common stock - 100,000 shares authorized; 17,839 and
17,605 shares issued and outstanding at June 30, 2003 and	162,819	161,485
December 31, 2002
Accumulated deficit	(12,482)	(10,025)
Accumulated other comprehensive income:
Cumulative translation adjustments	1,960	1,230
Unrealized gain equity on securities	77	111

Total shareholders' equity	152,374	152,801

Total liabilities and shareholders' equity	$262,137	$274,299

The accompanying notes are an integral part of these financial statements.

RadiSys Corporation
Consolidated Statement of Changes in Shareholders’ Equity
(In thousands, unaudited)

			Cumulative translation adjustments	Unrealized gain on equity securities	Accumulated deficit	Total	Accumulated other comprehensive income (loss)
	Common Stock
	Shares	Amount

Balances, December 31, 2002	17,605	$161,485	$1,230	$111	$(10,025)	$152,801	–
Shares issued pursuant to
benefit plans	124	684	–	–	–	684	–
Tax benefit of options exercised	–	17	–	–	–	17	–
Translation adjustments	–	–	72	–	–	72	72
Unrealized gain on equity
securities available for sale	–	–	–	43	–	43	43
Net loss for the period	–	–	–	–	(4,246)	(4,246)	(4,246)

Balances, March 31, 2003	17,729	162,186	1,302	154	(14,271)	149,371

Comprehensive loss, three months
ended March 31, 2003							(4,131)

Shares issued pursuant to
benefit plans	110	650	–	–	–	650	–
Reversal of tax benefit of
options exercised	–	(17)	–	–	–	(17)	–
Translation adjustments	–	–	658	–	–	658	658
Unrealized loss on equity
securities available for sale	–	–	–	(77)	–	(77)	(77)
Net income for the period	–	–	–	–	1,789	1,789	1,789

Balances, June 30, 2003	17,839	$162,819	$1,960	$77	$(12,482)	$152,374

Comprehensive income, three
months ended June 30, 2003							$2,370

Comprehensive loss, six months
ended June 30, 2003							$(1,761)

     The accompanying notes are an integral part of these financial statements.

RadiSys Corporation
Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Six Months Ended June 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(2,457)	$(3,725)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Loss on sale of Savvi business	4,286	–
Depreciation and amortization	5,167	6,058
Gain on repurchase of convertible subordinated notes	(825)	(2,859)
Non-cash interest expense, net	1,334	1,075
Provision for inventory reserves	2,757	3,688
Deferred income taxes	265	4,377
Impairment of fixed assets	492	540
Tax benefit of options exercised	–	185
Provision for allowance for doubtful accounts	–	238
Other	199	195
Decrease (increase) in assets:
Accounts receivable	(1,991)	7,746
Inventories	(5,182)	2,665
Other current assets	1,841	(200)
Increase (decrease) in liabilities:
Accounts payable	(1,403)	(4,975)
Accrued wages and bonuses	(601)	(1,033)
Interest payable	(223)	(400)
Accrued restructuring	(1,305)	1,874
Other accrued liabilities	1,762	(2,820)

Net cash provided by operating activities	4,116	12,629

Cash flows from investing activities:
Purchases of investments	(52,479)	(47,448)
Proceeds from maturities of investments	53,867	50,000
Capital expenditures	(1,084)	(1,642)
Proceeds from the sale of Savvi business	360	–
Purchases of long-term assets	–	(200)

Net cash provided by investing activities	664	710

Cash flows from financing activities:
Repurchase of convertible subordinated notes	(9,238)	(16,522)
Proceeds from issuance of common stock	1,334	2,231
Principal payment on mortgage payable	(44)	(30)

Net cash used in financing activities	(7,948)	(14,321)

Effect of exchange rate changes	730	1,596

Net (decrease) increase in cash and cash equivalents	(2,438)	614

Cash and cash equivalents, beginning of period	$33,138	$29,036

Cash and cash equivalents, end of period	$30,700	$29,650

     The accompanying notes are an integral part of these financial statements.

RadiSys Corporation
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Significant Accounting Policies

     RadiSys Corporation (the “Company”) has adhered to the accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2002 in preparing the accompanying interim condensed Consolidated Financial Statements. The preparation of these statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

     The financial information included herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for interim periods.

     For the six months ended June 30, 2003, there have been no changes to these accounting policies except as noted below.

Reclassifications

     Certain reclassifications have been made to amounts in prior years to conform to current year presentation. These changes had no effect on previously reported results of operations or shareholders’ equity.

Accrued Restructuring

     In July 2002, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”). SFAS 146 requires that liabilities for costs associated with exit or disposal activities be recognized and measured initially at fair value in the period in which the liabilities are incurred. For the six months ended June 30, 2003, the Company recorded restructuring charges in accordance with the provisions of SFAS 146. See “Note 14 — Recent Accounting Pronouncements” below.

     Prior to the six months ended June 30, 2003, the Company recorded restructuring charges including employee termination and related costs, costs related to leased facilities, losses on impairment of fixed assets and capitalized software and other accounting and legal fees. Employee termination and related costs were previously recorded in accordance with the provisions of Emerging Issues Task Force No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” For leased facilities that were vacated and subleased, an amount equal to the total future lease obligations from the date of vacating the premises through the expiration of the lease, net of any future sublease income, was recorded as a part of restructuring charges. For property and equipment and capitalized software written off, the impairment losses were previously recorded in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Stock-based Compensation

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, An Amendment of SFAS No. 123,” (“SFAS 148”). SFAS 148 amends certain provisions of SFAS 123 and provides alternative methods of transition in voluntary adoption of SFAS 123. The Company accounts for its stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company adopted the disclosure requirements of SFAS 148 during the fourth quarter of 2002.

     Had the Company accounted for stock-based compensation plans in accordance with SFAS 123, the Company’s net income (loss) and pro forma net loss per share would have been reported as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Income (loss) from continuing operations	$1,789	$(2,672)	$2,222	$(2,933)
Add: Stock-based employee compensation
expense included in reported net income
(loss), net of related tax effects	–	–	–	–
Deduct: Stock-based employee compensation
expense determined under fair value method
for all awards, net of related tax effects	3,143	1,753	5,650	3,985

Pro forma net loss from continuing operations	(1,354)	(4,425)	(3,428)	(6,918)
Loss from discontinued operations	–	(889)	(4,679)	(1,759)
Income tax benefit	–	(489)	–	(967)

Pro forma net loss	$(1,354)	$(4,825)	$(8,107)	$(7,710)

Income (loss) per share from continuing operations:
Basic	$0.10	$(0.15)	$0.13	$(0.17)

Diluted	$0.10	$(0.15)	$0.12	$(0.17)

Pro forma basic	$(0.08)	$(0.25)	$(0.19)	$(0.40)

Pro forma diluted	$(0.08)	$(0.25)	$(0.19)	$(0.40)

Net loss per share:
Basic	$0.10	$(0.18)	$(0.14)	$(0.21)

Diluted	$0.10	$(0.18)	$(0.14)	$(0.21)

Pro forma basic	$(0.08)	$(0.28)	$(0.46)	$(0.44)

Pro forma diluted	$(0.08)	$(0.28)	$(0.46)	$(0.44)

Warranty Reserves

     The following is a summary of the change in the Company’s warranty accrual reserve for the three months ended June 30, 2003 and March 31, 2003 (in thousands):

	Three Months Ended

	June 30, 2003	March 31, 2003

Beginning balances	$1,919	$1,553
Provision for product warranty	1,026	1,147
Product warranty payments	(685)	(781)

Ending balances	$2,260	$1,919

     Warranty reserves are included in other accrued liabilities in the accompanying Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002.

Note 2 – Held-to-Maturity Investments

     Held-to-maturity investments as of June 30, 2003 and December 31, 2002 consisted of the following (in thousands):

	June 30, 2003	December 31, 2002

Short-term held-to-maturity investments,
net of unamortized premium of $1,007 and $864, respectively	$54,398	$72,661

Long-term held-to-maturity investments,
net of unamortized premium of $1,267 and $600, respectively	$28,875	$13,128

     As of June 30, 2003, the Company’s long-term held-to-maturity investments had maturities ranging from 12.5 months to 35.9 months. The Company’s investment policy requires that the total investment portfolio not exceed a maximum weighted average maturity of 18 months. In addition, the policy mandates that an individual investment must have a maturity of less than 36 months, with no more than 20% of the total investment portfolio exceeding 24 months.

Note 3 – Accounts Receivable

     Accounts receivable balances as of June 30, 2003 and December 31, 2002 were as follows (in thousands):

	June 30, 2003	December 31, 2002

Accounts receivable, gross	$31,097	$29,601
Less: allowance for doubtful accounts	(1,633)	(2,128)

Accounts receivable, net	$29,464	$27,473

     The Company recorded no provisions for the allowance for doubtful accounts during the six months ended June 30, 2003. During the three and six months ended June 30, 2002, the Company recorded provisions for allowance for doubtful accounts of $79 thousand and $226 thousand, respectively.

Note 4 – Inventories

     Inventories as of June 30, 2003 and December 31, 2002 consisted of the following (in thousands):

	June 30, 2003	December 31, 2002

Raw materials	$29,055	$28,058
Work-in-process	2,116	1,991
Finished goods	6,332	4,773

	37,503	34,822
Less: inventory reserves	(10,541)	(9,958)

Inventories, net	$26,962	$24,864

     During the three months ended June 30, 2003 and 2002, the Company recorded provisions for excess and obsolete inventory of $1.5 million and $2.2 million, respectively. During the six months ended June 30, 2003 and 2002, the Company recorded provisions for excess and obsolete inventory of $2.8 million and $3.7 million, respectively.

     The following is a summary of the change in the Company’s excess and obsolete inventory reserve for the six months ended June 30, 2003 and 2002 (in thousands):

Inventory Reserve Balance

Inventory reserve balance, December 31, 2002	$9,958
Usage:
Inventory scrapped	(967)
Inventory utilized	(1,207)

Subtotal	(2,174)
Reserve provision	2,757

Remaining reserve balance as of June 30, 2003	$10,541

Inventory reserve balance, December 31, 2001	$19,119
Usage:
Inventory scrapped	(4,257)
Sale of inventory	(1,189)
Inventory utilized	(1,793)

Subtotal	(7,239)
Reserve provision	3,688

Remaining reserve balance as of June 30, 2002	$15,568

     The excess and obsolete inventory reserve provision is included in cost of sales in the accompanying financial statements.

Note 5 – Goodwill

     During the six months ended June 30, 2003, the Company recorded goodwill write-offs of $2.4 million associated with the sale of its Savvi business line. See Note 12, “Discontinued Operations,” for further information.

     The Company ceased the amortization of goodwill effective January 1, 2002 in order to comply with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”). SFAS 142 further requires goodwill to be tested for impairment annually and under certain circumstances written down when impaired, rather than being amortized as previous standards required. To comply with this provision of SFAS 142, the Company completed a comprehensive goodwill impairment analysis during the six months ended June 30, 2002. Based upon the analysis, the Company concluded that as of January 1 and June 30, 2002, there was no goodwill impairment. In addition, the Company updated its goodwill impairment analysis through September 30, 2002 and concluded that as of September 30, 2002, there was no goodwill impairment. As of June 30, 2003, management concluded there was no indication of material changes that would require an updated goodwill impairment analysis. The Company may be required, under certain circumstances, to update its impairment analysis, which may result in losses on its acquired goodwill and intangible assets.

Note 6 – Intangible Assets

     The following tables present details of the Company’s total purchased intangible assets (in thousands):

	Gross	Accumulated Amortization	Net

June 30, 2003
Technology	$2,415	$(990)	$1,425
Technology licenses	6,790	(2,829)	3,961
Patents	6,643	(4,670)	1,973
Trade names	736	(132)	604
Other	237	(237)	–

Total	$16,821	$(8,858)	$7,963

	Gross	Accumulated Amortization	Net

December 31, 2002
Technology	$4,096	$(835)	$3,261
Technology licenses	6,790	(2,075)	4,715
Patents	6,647	(4,104)	2,543
Trade names	736	(96)	640
Other	237	(237)	–

Total	$18,506	$(7,347)	$11,159

     The Company’s purchased intangible assets have lives ranging from four to 15 years. In accordance with SFAS 144, the Company reviews for impairment of all its purchased intangible assets when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges have been recognized under SFAS 144.

     The estimated future amortization expense of purchased intangible assets as of June 30, 2003 is as follows (in thousands):

Years Ending December 31,	Estimated Intangibles Amortization Amount

2003 (remaining six months)	$1,530
2004	2,225
2005	2,051
2006	726
2007	525
Thereafter	906

Total	$7,963

     During the six months ended June 30, 2003, the Company recorded intangible asset write-offs of $1.7 million associated with the sale of its Savvi business line. See Note 12, “Discontinued Operations,” for further information.

Note 7– Accrued Restructuring

     Accrued restructuring as of June 30, 2003 and December 31, 2002 consisted of the following (in thousands):

	June 30, 2003	December 31, 2002

First quarter 2003 restructuring charge	$136	$–
Second quarter 2002 restructuring charge	913	1,760
Fourth quarter 2001 restructuring charge	1,274	1,591
Liabilities assumed in Microware acquisition	155	190
First quarter 2001 restructuring charge	1,395	1,637

Total	$3,873	$5,178

     The Company evaluates the adequacy of the accrued restructuring charges on a quarterly basis. As a result, the Company records certain reclassifications and reversals to the accrued restructuring charges based on the results of the evaluation. The total accrued restructuring charges for each restructuring event are not affected by reclassifications. Reversals are recorded in the period in which the Company determines that expected restructuring obligations are less than the amounts accrued.

First Quarter 2003 Restructuring Charge

     The following table summarizes the write-offs and expenditures related to the first quarter 2003 restructuring charge (in thousands):

	Employee termination and related costs	Other charges	Total

Restructuring costs	$1,764	$65	$1,829
Expenditures	(1,403)	(18)	(1,421)

Balance accrued as of
March 31, 2003	361	47	408
Expenditures	(264)	(8)	(272)

Balance accrued as of
June 30, 2003	$97	$39	$136

     The amount remaining in the first quarter 2003 restructuring charge accrual at June 30, 2003 represents the Company’s residual obligation for severance, audit and legal fees. The remaining obligations are expected to be paid over the next six months.

Second Quarter 2002 Restructuring Charge

     The following table summarizes the write-offs and expenditures related to the second quarter 2002 restructuring charge (in thousands):

	Employee termination and related costs	Facilities	Property and equipment	Other charges	Total

Restructuring costs	$2,606	$750	$530	$465	$4,351
Expenditures	(1,782)	(40)	–	(46)	(1,868)
Write-offs	–	–	(219)	–	(219)
Reclassifications	(35)	19	10	6	–
Reversals	(192)	(165)	(147)	–	(504)

Balance accrued as of
December 31, 2002	597	564	174	425	1,760
Expenditures	(229)	(199)	–	(22)	(450)
Reclassifications	(368)	368	–	–	–

Balance accrued as of
March 31, 2003	–	733	174	403	1,310
Expenditures	–	(74)	–	(28)	(102)
Write-offs	–	–	(174)	(121)	(295)
Reclassifications	–	24	–	(24)	–

Balance accrued as of
June 30, 2003	$–	$683	$–	$230	$913

     The accrual amount remaining as of June 30, 2003 includes lease obligations relating to the facility in Houston, Texas and other small office spaces and office related expenses expected to be paid monthly for the next 24 months.

Fourth Quarter 2001 Restructuring Charge

     The following table summarizes the write-offs and expenditures relating to the fourth quarter 2001 restructuring charge (in thousands):

	Employee termination and related costs	Facilities	Property and equipment	Other charges	Total

Restructuring costs	$914	$2,417	$463	$132	$3,926
Expenditures	(452)	–	–	–	(452)
Write-offs	–	–	(463)	–	(463)

Balance accrued as of
December 31, 2001	462	2,417	–	132	3,011
Expenditures	(395)	(931)	–	(27)	(1,353)
Reversals	(67)	–	–	–	(67)

Balance accrued as of
December 31, 2002	–	1,486	–	105	1,591
Expenditures	–	(164)	–	(6)	(170)
Reversals	–	(1)	–	(1)	(2)

Balance accrued as of
March 31, 2003	–	1,321	–	98	1,419
Expenditures	–	(145)	–	–	(145)

Balance accrued as of
June 30, 2003	$–	$1,176	$–	$98	$1,274

     The accrual amount remaining as of June 30, 2003 represents mainly lease obligations relating to the facilities in Houston, Texas and Boca Raton, Florida expected to be paid monthly for the next 24 to 30 months.

Liabilities Assumed In Microware Acquisition

     In August 2001, the Company assumed Microware’s restructuring liability amounting to $1.1 million as a result of the Microware acquisition. As of June 30, 2003, the Company has paid $603 thousand of employee termination and related costs, $117 thousand in legal fees and other costs and reversed $256 thousand. The remaining balance of $155 thousand represents other service fees. The remaining obligations are expected to be paid in the next six months.

First Quarter 2001 Restructuring Charge

     The following table summarizes the write-offs and expenditures related to the first quarter 2001 restructuring charge (in thousands):

	Employee termination and related costs	Leasehold improvements and facilities	Property and equipment	Capitalized software	Other charges	Total

Restructuring costs	$2,777	$3,434	$2,460	$1,067	$105	$9,843
Expenditures	(2,545)	(378)	–	–	(46)	(2,969)
Write-offs	–	(113)	(2,460)	(1,067)	–	(3,640)

Balance accrued as of
December 31, 2001	232	2,943	–	–	59	3,234
Expenditures	(232)	(679)	–	–	(10)	(921)
Write-offs	–	(627)	–	–	–	(627)
Reversals	–	–	–	–	(49)	(49)

Balance accrued as of
December 31, 2002	–	1,637	–	–	–	1,637
Expenditures	–	(125)	–	–	–	(125)

Balance accrued as of
March 31, 2003	–	1,512	–	–	–	1,512
Expenditures	–	(117)	–	–	–	(117)

Balance accrued as of
June 30, 2003	$–	$1,395	$–	$–	$–	$1,395

     The accrual amount remaining as of June 30, 2003 represents mainly lease obligations relating to the facilities in Houston, Texas and Boca Raton, Florida expected to be paid monthly for the next 24 months.

Note 8 – Short-Term Borrowings

     During the quarter ended March 31, 2003, the Company renewed its line of credit facility, which expires on March 31, 2004, for $20.0 million at an interest rate based upon the lower of the London Inter-Bank Offered Rate (“LIBOR”) plus 1.0% or the bank’s prime rate. The line of credit is collateralized by the Company’s non-equity investments. The market value of these investments must exceed 125.0% of the borrowed facility amount, and the investments must meet specified investment grade ratings.

     As of June 30, 2003 and December 31, 2002, there was no outstanding balance on the line of credit and the Company was in compliance with all debt covenants.

Note 9 – Long-Term Liabilities

Convertible Subordinated Notes

     Convertible subordinated notes are unsecured obligations convertible into the Company’s Common Stock and are subordinated to all present and future senior indebtedness of the Company. Interest on the subordinated notes accrues at 5.5% per year and is payable semi-annually on February 15 and August 15. The convertible subordinated notes are payable in full in August 2007. The notes are convertible, at the option of the holder, at any time on or before maturity, unless previously redeemed or repurchased, into shares of the Company’s Common Stock at a conversion price of $67.80 per share, which is equal to a conversion rate of 14.7484 shares per $1,000 principal amount of notes. The Company may redeem all or a portion of the notes at its option on or after August 20, 2003, provided that the notes will only be subject to mandatory redemption if the closing price of the Company’s Common Stock equals or exceeds 140% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of the notice of the provisional redemption. The accretion of the discount on the notes is calculated using the effective interest method.

     In February 2003, the Company repurchased $10.3 million of convertible subordinated notes with a related discount of $308 thousand. The Company repurchased the notes in the open market for $9.2 million and, as a result, recorded a gain of $825 thousand.

     As of June 30, 2003 and December 31, 2002, the Company had $67.4 million and $77.4 million of convertible subordinated notes outstanding, net of unamortized discount of $1.3 million and $1.7 million, respectively. Amortization of discounts on the convertible subordinated notes was $69 thousand and $80 thousand for the three months ended June 30, 2003 and 2002, respectively, and $141 thousand and $171 thousand for the six months ended June 30, 2003 and 2002, respectively. The estimated fair value of the convertible subordinated notes was $63.4 million and $66.5 million at June 30, 2003 and December 31, 2002, respectively.

Mortgage Payable

     During the six months ended June 30, 2003, the Company paid $44 thousand of principal on its mortgage payable related to a building owned in Des Moines, Iowa, along with interest at 7.46%. During the six months ended June 30, 2003, the Company reinvested $825 thousand of restricted cash in a restricted short-term investment account as a part of collateral for its mortgage. The current portion of the mortgage payable of $85 thousand and $84 thousand is included in Other accrued liabilities in the Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002, respectively.

     In July 2003, the Company entered into an agreement to sell the building and associated land in Des Moines, Iowa. If the sale closes, the Company expects the close to occur before December 31, 2003. Subject to closing, the Company will be paying the mortgage payable in full. In addition, the Company expects to incur a loss on the sale..

     The aggregate maturities of long-term liabilities for each of the five years ending December 31, 2007 and thereafter at June 30, 2003 are as follows (in thousands):

Years Ending December 31,	Convertible Subordinated Notes	Mortgage Payable

2003 (remaining six months)	$–	$42
2004	–	88
2005	–	97
2006	–	104
2007	68,748	113
Thereafter	–	6,185

	68,748	6,629
Less: unamortized discount	(1,305)	–
Less: current portion	–	(85)

Long-term liabilities, net	$67,443	$6,544

Note 10 – Basic and Diluted Income (Loss) Per Share

     A reconciliation of the numerator and the denominator used to calculate basic and diluted income (loss) per share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Numerator - Basic
Income (loss) from continuing operations, basic	$1,789	$(2,672)	$2,222	$(2,933)

Discontinued operations related to Savvi business:
Loss from discontinued operations	–	(889)	(4,679)	(1,759)
Income tax benefit	–	(489)	–	(967)

Net income (loss), basic	$1,789	$(3,072)	$(2,457)	$(3,725)

Numerator - Diluted
Income (loss) from continuing operations, basic	1,789	(2,672)	2,222	(2,933)
Interest on convertible notes (1)	–	–	–	–

Income (loss) from continuing operations, diluted	$1,789	$(2,672)	$2,222	$(2,933)

Net income (loss), basic	1,789	(3,072)	(2,457)	(3,725)
Interest on convertible notes (1)	–	–	–	–

Net income (loss), diluted	$1,789	$(3,072)	$(2,457)	$(3,725)

Denominator - Basic
Weighted average shares used to calculate income
(loss) per share from continuing operations, basic	17,785	17,492	17,728	17,450

Weighted average shares used to calculate net income
(loss) per share, basic	17,785	17,492	17,728	17,450

Denominator - Diluted
Weighted average shares used to calculate income
(loss) per share from continuing operations, basic	17,785	17,492	17,728	17,450
Effect of dilutive stock options (2)	313	–	239	–

Weighted average shares used to calculate income
(loss) from continuing operations, diluted	18,098	17,492	17,967	17,450

Weighted average shares used to calculate net income
(loss) per share, basic	17,785	17,492	17,728	17,450
Effect of dilutive stock options (3)	313	–	–	–

Weighted average shares used to calculate income
(loss) from continuing operations, diluted	18,098	17,492	17,728	17,450

Income (loss) per share from continuing operations:
Basic	$0.10	$(0.15)	$0.13	$(0.17)

Diluted	$0.10	$(0.15)	$0.12	$(0.17)

Net income (loss) per share:
Basic	$0.10	$(0.18)	$(0.14)	$(0.21)

Diluted	$0.10	$(0.18)	$(0.14)	$(0.21)

(1)	Interest on convertible notes and related as-if converted shares were excluded from the calculation as the effect would be anti-dilutive. At June 30, 2003 and 2002, the total number of as-if converted shares excluded from the calculation was 1.1 million and 1.4 million, respectively.

(2)	For the three and six months ended June 30, 2003, 3.3 million options were excluded from the calculation as the exercise prices were higher than the average market price of the common shares; therefore, the effect would be anti-dilutive. For the three and six months ended June 30, 2002, 3.1 million options were excluded from the calculation as the Company reported a loss from continuing operations; therefore, the effect would be anti-dilutive.

(3)	For the three months ended June 30, 2003, 3.3 million options were excluded from the calculation as the exercise prices were higher than the average market price of the common shares; therefore, the effect would be anti-dilutive. For the six months ended June 30, 2003 and for the three and six months ended June 30, 2002, 3.5 million, 3.1 million, and 3.1 million options, respectively, were excluded from the calculation as the Company reported a net loss; therefore, the effect would be anti-dilutive.

Note 11 – Segment Information

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

     Information about the Company’s revenues and long-lived asset information by geographic area is as follows (in thousands):

Geographic Revenues:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Revenue
North America	$29,296	$29,795	$55,695	$59,566
Europe	16,835	21,689	37,470	43,615
Asia Pacific	2,767	668	4,137	1,670

Total	$48,898	$52,152	$97,302	$104,851

Long-Lived Assets by Geographic Area

	June 30, 2003	December 31, 2002

Property and equipment, net
United States	$23,012	$25,538
Europe	299	298
Asia Pacific	44	46

Total property and equipment, net	$23,355	$25,882

Goodwill, net
United States	$27,521	$29,969
Europe	–	–
Asia Pacific	–	–

Total goodwill, net	$27,521	$29,969

Intangible assets, net
United States	$7,963	$11,159
Europe	–	–
Asia Pacific	–	–

Total intangible assets, net	$7,963	$11,159

     For the three and six months ended June 30, 2003, two customers accounted for more than 10.0% of total revenues. For the three months ended June 30, 2003, Nortel Networks Limited accounted for $8.7 million or 17.7% of total revenues and Nokia Corporation accounted for $7.3 million or 14.9% of total revenues. For the six months ended June 30, 2003, Nortel Networks Limited accounted for $18.6 million or 19.1% of total revenues and Nokia Corporation accounted for $15.6 million or 16.0% of total revenues.

     For the three and six months ended June 30, 2002, two customers accounted for more than 10.0% of total revenues. For the three months ended June 30, 2002, Nortel Networks Limited accounted for $10.3 million or 19.8% of total revenues and Nokia Corporation accounted for $6.1 million or 11.7% of total revenues. For the six months ended June 30, 2002, Nortel Networks Limited accounted for $19.5 million or 18.6% of total revenues and Nokia Corporation accounted for $14.3 million or 13.6% of total revenues.

Note 12 – Discontinued Operations

     On March 14, 2003, the Company completed the sale of its Savvi business resulting in a loss of $4.3 million. As a result of this transaction, the Company recorded $4.1 million in write-offs of goodwill and intangible assets. The total $4.7 million loss from discontinued operations recorded in the three months ended March 31, 2003 includes the $4.3 million loss on the sale of the Savvi business as well as $393 thousand of net losses incurred by the business unit during the quarter, before the business unit was sold. No loss from discontinued operations was recorded for the three months ended June 30, 2003. For the three and six months ended June 30, 2002, a total of $889 thousand and $1.8 million, respectively, were reclassified from continuing operations to losses from discontinued operations as a result of the sale of the Savvi business in the first quarter of 2003.

Note 13 – Legal Proceedings

     In the normal course of business, the Company is subject to legal proceedings, claims and litigation. As of June 30, 2003, the Company had no pending litigation that would have a material effect on the Company’s financial position, results of operations or cash flows.

Note 14 – Recent Accounting Pronouncements

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”). SFAS 146 requires that liabilities for costs associated with exit or disposal activities be recognized and measured initially at fair value in the period in which the liabilities are incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. In the three months ended March 31, 2003, the Company recorded restructuring charges in accordance with the provisions of SFAS 146. In the three months ended June 30, 2003, the Company did not incur any charges associated with exit or disposal activities that would be required to be recorded in accordance with the provisions of SFAS 146.

     Prior to the quarter ended March 31, 2003, the Company had recorded restructuring charges in light of economic downturns and reduced customer demand. These restructuring charges included employee termination and related costs, costs related to leased facilities that will be vacated and potentially subleased, losses on impairment of fixed assets and capitalized software and other accounting and legal fees. Employee termination and related costs have been recorded in accordance with the provisions of Emerging Issues Task Force No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” For leased facilities that will be vacated and potentially subleased, the amount equal to the total future lease obligations from the date of vacating the premises through the expiration of the lease, net of any future sublease income, is recorded as a part of restructuring charges. For property and equipment and capitalized software to be written off, the impairment losses are recorded in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

     In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for the financial statements of interim or annual reports ending after December 15, 2002. The Company adopted the disclosure requirements of FIN 45 during the fourth quarter of 2002. The adoption of the disclosure requirements of FIN 45 did not have a material effect on the Company’s financial position or results of operations.

Note 15 – Subsequent Events

     In July 2003, the Company entered into an agreement to sell the building and associated land in Des Moines, Iowa. If the sale closes, the Company expects the close to occur before December 31, 2003. Subject to closing, the Company will be paying the mortgage payable in full. In addition, the Company expects to incur a loss on the sale.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company provides embedded systems for compute, data processing, and network-intensive applications to Original Equipment Manufacturers (“OEM”s) within the commercial systems, enterprise systems and service provider systems markets. The Company focuses on industry-leading architecture while working in a close “virtual division” relationship with its customers. The Company’s value proposition to its customers is providing leading technology solutions, while improving their time-to-market advantage and reducing total life-cycle costs.

     Total revenue was $48.9 million for the three months ended June 30, 2003, compared to $52.2 million for the three months ended June 30, 2002 and $97.3 million for the six months ended June 30, 2003, compared to $104.9 million for the six months ended June 30, 2002. Net income was $1.8 million for the three months ended June 30, 2003, compared to a net loss of $3.1 million for the three months ended June 30, 2002. Net loss was $2.5 million for the six months ended June 30, 2003, compared to a net loss of $3.7 million for the six months ended June 30, 2002. Net income per share was $0.10, basic and diluted, for the three months ended June 30, 2003, compared to net loss per share of $0.18, basic and diluted, for the three months ended June 30, 2002. Net loss per share was $0.14, basic and diluted, for the six months ended June 30, 2003, compared to net loss per share of $0.21, basic and diluted for the six months ended June 30, 2002.

     Certain statements made in this section of the report may be deemed to be forward-looking statements. Please see the information contained in the section entitled “FORWARD-LOOKING STATEMENTS.”

Markets

     The Company provides embedded technology solutions to three distinct markets:

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

     The Company provides system architecture, design, sourcing, configuration, delivery and full product life-cycle management to systems providers. The growth drivers for embedded systems include:

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

Results of Operations

     The following table sets forth certain operating data as a percentage of revenues for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.4	71.0	68.0	71.5

Gross margin	32.6	29.0	32.0	28.5
Research and development	11.7	14.8	11.6	14.4
Selling, general, and administrative	13.8	17.1	13.6	16.1
Intangible assets amortization	1.6	1.5	1.6	1.5
Restructuring charges	–	8.2	1.9	4.1

Income (loss) from operations	5.5	(12.6)	3.3	(7.6)
Gain on repurchase of convertible
subordinated notes	–	2.9	0.8	2.7
Interest expense, net	(1.2)	(1.2)	(1.0)	(1.4)
Other expense, net	(0.6)	(0.4)	(0.8)	(0.3)

Income (loss) from continuing operations before
income tax benefit	3.7	(11.3)	2.3	(6.6)
Income tax benefit	–	(6.2)	–	(3.8)

Income (loss) from continuing operations	3.7	(5.1)	2.3	(2.8)
Discontinued operations related to Savvi business:
Loss from discontinued operations	–	(1.7)	(4.8)	(1.7)

Income tax benefit	–	(0.9)	–	(0.9)

Net income (loss)	3.7%	(5.9)%	(2.5)%	(3.6)%

Comparison of three and six months ended June 30, 2003 to three and six months ended June 30, 2002

     Revenues. Revenues decreased $3.3 million, or 6.2%, from $52.2 million for the three months ended June 30, 2002 to $48.9 million for the three months ended June 30, 2003. Revenues decreased $7.5 million, or 7.2%, from $104.9 million for the six months ended June 30, 2002 to $97.3 million for the six months ended June 30, 2003. The decrease in revenues for the three months ended June 30, 2003, compared to the same period in 2002, is due to a decrease in revenues in the service provider systems market of $5.1 million offset by an increase in revenues in the commercial systems market of $1.8 million. Revenues in the service provider systems market decreased in the three months ended June 30, 2003, compared to the same period in 2002, as the Company experienced lower unit volume sales on existing customer contracts due to the unfavorable economic climate. Revenues in the commercial systems market increased due to a strengthening in the medical equipment and transaction terminal markets. The decrease in revenues for the six months ended June 30, 2003, compared to the same period in 2002, is due to decreases in revenues in the service provider systems and commercial systems markets of $6.4 million and $2.1 million, respectively, offset by an increase in revenues in the enterprise systems market of $1.0 million. Revenues in the service provider systems market and the commercial systems market decreased in the six months ended June 30, 2003, compared to the same period in 2002, as the Company experienced lower unit volume sales on existing customer contracts as a result of unfavorable economic conditions. The increase in commercial systems market revenues for the three months ended June 30, 2003, described previously, did not offset the overall decrease in revenues for the six months ended June 30, 2003.

     Additionally, for the three and six months ended June 30, 2003, compared to the same periods in 2002, the overall decrease in revenues due to the unfavorable economic conditions affected primarily the Company’s European geographies. The decrease in revenues attributable to the European geographies amounted to $4.9 million and $6.1 million for the three and six months ended June 30, 2003, compared to the same periods in 2002.

     Gross Margin. Gross margin for the three months ended June 30, 2003 was 32.6%, compared to 29.0% for the three months ended June 30, 2002. Gross margin for the six months ended June 30, 2003 was 32.0%, compared to 28.5% for the six months ended June 30, 2002. The increase in gross margin as a percentage of revenues for the three and six months ended June 30, 2003, compared to the same periods in 2002, was due to improvements in the Company’s manufacturing cost structure as a result of the restructuring events in the first quarter of 2003 and the second quarter of 2002. In addition, early in 2002, the Company began an aggressive strategic plan to reduce material costs, which began to materialize in the latter half of 2002. As such, these cost reductions resulted in an increase in gross margin for the three and six months ended June 30, 2003, compared to the same periods in 2002. The Company’s long-term gross margin target range continues to be 32% to 35%.

     Research and Development. Research and development expenses consist primarily of salary, bonuses, and benefits for product development staff, and cost of design and development supplies and equipment, net of reimbursements for non-recurring engineering services. Research and development expenses decreased $2.0 million, or 25.7%, from $7.7 million for the three months ended June 30, 2002 to $5.7 million for the three months ended June 30, 2003. Research and development expenses decreased $3.8 million, or 25.3%, from $15.1 million for the six months ended June 30, 2002 to $11.3 million for the six months ended June 30, 2003. The decrease in research and development expenses is due mainly to a reduction in payroll-related expenses of $1.8 million and $3.5 million in the three and six months ended June 30, 2003, respectively, compared to the same periods in 2002. The reduction in payroll expenses is a result of decreases in headcount, primarily associated with the restructuring events in the first quarter of 2003 and the second quarter of 2002. In addition, the overall decrease in research and development expenses is a result of cost cutting measures undertaken in 2002 and 2003, including office closures and tighter controls on discretionary spending. The Company’s long-term target for research and development funding continues to be 10 to 12% of revenues.

     Selling, General, and Administrative. Selling, general and administrative expenses consist primarily of salary, commissions, bonuses and benefits for sales, marketing, executive, and administrative personnel, as well as the costs of professional services and costs of other general corporate activities. Selling, general and administrative expenses decreased $2.2 million, or 24.3%, from $9.0 million for the three months ended June 30, 2002 to $6.8 million for the three months ended June 30, 2003. Selling, general and administrative expenses decreased $3.5 million, or 21.0%, from $16.9 million for the six months ended June 30, 2002 to $13.3 million for the six months ended June 30, 2003. The decrease in selling, general and administrative expenses for the three and six months ended June 30, 2003, compared to the same periods in 2002, was primarily due to unusual severance and relocation charges incurred in the prior year and a reduction in payroll expenses. Specifically, in June 2002, the Company incurred $1.2 million of severance-related expenses paid to a former executive. The reduction in payroll expenses is a result of decreases in headcount, primarily associated with the restructuring events in the first quarter of 2003 and the second quarter of 2002. In addition, the overall decrease in sales, general and administrative expenses is a result of cost cutting measures undertaken in 2002 and 2003, including office closures and tighter controls on discretionary spending. The Company’s long-term goal for selling, general, and administrative expenses is 10 to 12% of revenues.

     Intangibles Amortization. Intangibles amortization expense was flat at $765 thousand and $1.5 million for the three and six months ended June 30, 2003 and 2002, respectively. Intangible assets consist of purchased technology, patents and other identifiable intangible assets.

     Restructuring Charges. The Company evaluates the adequacy of the accrued restructuring charges on a quarterly basis. As a result, the Company records certain reclassifications and reversals to the accrued restructuring charges based on the results of the evaluation. The total accrued restructuring charges for each restructuring event are not affected by reclassifications. Reversals are recorded in the period in which the Company determines that expected restructuring obligations are less than the amounts accrued. Tables containing the activity in the accrued liability for each restructuring event are contained in Footnote 7 of the Notes to the Consolidated Financial Statements. During the three and six months ended June 30, 2003 and 2002, the Company recorded restructuring charges and reversals as described below.

First Quarter 2003 Restructuring Charge

     In March 2003, the Company recorded a restructuring charge of $1.8 million as a result of its continued efforts to improve its profitability and market diversification. The restructuring charge includes a net workforce reduction of 103 employee positions. The 103 employee positions eliminated included 53 from manufacturing operations, 42 from shifts in portfolio investments, and eight in support functions.

Second Quarter 2002 Restructuring Charge

     In June 2002, the Company recorded a restructuring charge of $4.4 million as a result of its continued efforts to improve cost structure and consolidate redundant functions and facilities. The restructuring charge includes a net workforce reduction of 80 employee positions, the closure of the Houston, Texas Design Center, and the consolidation of certain domestic and international sales and service offices. The 80 employee positions eliminated included 46 engineering positions, 19 sales positions, and 15 administrative positions.

Reversals

     The Company recorded reversals amounting to $70 thousand and $2 thousand during the three and six months ended June 30, 2002 and June 30, 2003, respectively, related to various over-accruals for restructuring charges recorded in 2001. The Company recorded no reversals during the three and six months ended June 30, 2003.

     Gain on Repurchase of Convertible Subordinated Notes. In February 2003, the Company repurchased $10.3 million of convertible subordinated notes with a related discount of $308 thousand. The Company repurchased the notes in the open market for $9.2 million and recorded a gain of $825 thousand.

     In April 2002, the Company repurchased $11.9 million of convertible subordinated notes with a related discount of $356 thousand. The Company repurchased the notes in the open market for $10.1 million and recorded a gain of $1.5 million.

     In January and February 2002, the Company repurchased $8.0 million of convertible subordinated notes with a related discount of $240 thousand. The Company repurchased the notes in the open market for $6.4 million and recorded a gain of $1.3 million.

     Interest Expense, net. Interest expense, net, primarily includes interest expense incurred on convertible subordinated notes and net income earned on investments. Net interest expense decreased $47 thousand, or 7.3%, from $642 thousand for the three months ended June 30, 2002 to $595 thousand for the three months ended June 30, 2003. Net interest expense decreased $449 thousand or 31.0%, from $1.5 million for the six months ended June 30, 2002 to $1.0 million for the six months ended June 30, 2003.

     Interest expense decreased $235 thousand, or 17.0%, from $1.4 million for the three months ended June 30, 2002 to $1.2 million for the three months ended June 30, 2003. Interest expense decreased $631 thousand, or 21.1% from $3.0 million for the six months ended June 30, 2002 to $2.4 million for the six months ended June 30, 2003. The primary reason for the decrease in interest expense was the decrease in the balance of outstanding convertible subordinated notes. This decrease is due to the repurchases of the convertible subordinated notes on various dates in 2003 and 2002.

     Interest income decreased $188 thousand, or 25.3%, from $744 thousand for the three months ended June 30, 2002 to $556 thousand for the three months ended June 30, 2003. Interest income decreased $181 thousand, or 11.8%, from $1.5 million for the six months ended June 30, 2002 to $1.4 million for the six months ended June 30, 2003. Interest income decreased as a result of lower yields earned on investments.

     Other Expense, net. Other expense, net, primarily includes foreign currency exchange gains and losses and non-recurring items. Other expense, net, increased $109 thousand, or 58.0%, from $188 thousand for the three months ended June 30, 2002 to $297 thousand for the three months ended June 30, 2003. Other expense, net, increased $379 thousand, or 92.4%, from $410 thousand for the six months ended June 30, 2002 to $789 thousand for the six months ended June 30, 2003.

     Foreign currency exchange rate fluctuations resulted in expenses of $84 thousand for the three months ended June 30, 2003 compared to $280 thousand for the three months ended June 30, 2002. Foreign currency exchange rate fluctuations resulted in expenses of $647 thousand for the six months ended June 30, 2002 compared to $179 thousand for the six months ended June 30, 2003.

     Net of the change in expenses related to foreign currency exchange rate fluctuations, the increase in other expense, net, for the three and six months ended June 30, 2003, compared to the same periods in 2002, is primarily attributable to several non-recurring items. Specifically, in March 2003, the Company performed a fixed asset physical inventory count resulting in write-offs of $240 thousand. In June 2002, the Company recorded a gain on the sale of an investment in the amount of $69 thousand. Additionally, in March 2002, the Company recorded other income in the amount of $189 thousand related to an insurance reimbursement.

     Income Tax Benefit. The Company recorded a tax benefit from continuing operations of $9 thousand for the three months ended June 30, 2003 compared to $3.2 million for the three months ended June 30, 2002. The Company recorded no income tax benefit from continuing operations in the six months ended June 30, 2003. The Company recorded a tax benefit from continuing operations of $4.0 million for the six months ended June 30, 2002. The Company’s effective tax rate was (0.5%) for the three months ended June 30, 2003, compared to (54.9%) for the three months ended June 30, 2002. The Company’s effective tax rate was (0.0%) for the six months ended June 30, 2003, compared to (57.8%) for the six months ended June 30, 2002. The decrease in income tax benefit for the three months ended June 30, 2003 compared to the same period in 2002, is due to pre-tax net income for the three months ended June 30, 2003 versus pre-tax net loss for the three months ended June 30, 2002. The decrease in income tax benefit for the six months ended June 30, 2003 compared to the same period in 2002, is due to a decrease in pre-tax losses, including the loss from discontinued operations from Savvi. The Company has elected to record a zero tax rate for the six months ended June 30, 2003, based on projected results for 2003 and the estimate of permanent book versus tax differences.

     At June 30, 2003, the balance of net deferred tax assets was $28.7 million after providing a valuation allowance of $16.2 million due to the uncertainty of realization of certain net operating loss and tax credit carryforwards.

     Discontinued Operations. On March 14, 2003, the Company completed the sale of its Savvi business resulting in a loss of $4.3 million. As a result of this transaction, the Company recorded $4.1 million in write-offs of goodwill and intangible assets. The total $4.7 million loss from discontinued operations recorded for the three months ended March 31, 2003 includes the $4.3 million loss on the sale of the Savvi business as well as $393 thousand of net losses incurred by the business unit during the quarter, before the business unit was sold. For the three and six months ended June 30, 2002, a total of $889 thousand and $1.8 million, respectively, were reclassified from continuing operations to losses from discontinued operations as a result of the sale of the Savvi business in the first quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

     The following table presents selected financial information for each of the quarters ended on the dates indicated (in thousands, other than days sales outstanding, days to pay and inventory turns):

	June 30, 2003	December 31, 2002	June 30, 2002

Working capital	$115,722	$132,474	$133,027
Cash and cash equivalents	$30,700	$33,138	$29,650
Short-term investments	$54,398	$72,661	$68,678
Accounts receivable, net	$29,464	$27,473	$33,710
Inventory, net	$26,962	$24,864	$26,108
Long-term investments	$28,875	$13,128	$12,091
Accounts payable	$17,530	$18,933	$19,537
Convertible subordinated notes	$67,433	$77,366	$78,312
Days sales outstanding (A)	55	53	59
Days to pay (B)	49	52	48
Inventory turns (C)	4.9	5.3	5.7

(A)	Based on (ending net trade receivables divided by quarterly revenue each period) times (365 divided by 4).
(B)	Based on (ending accounts payable divided by quarterly cost of sales) times (365 divided by 4).
(C)	Based on (quarterly cost of sales divided by ending inventory) times 4.

     Cash and cash equivalents decreased by $2.4 million from $33.1 million at December 31, 2002, to $30.7 million at June 30, 2003. Activities impacting cash and cash equivalents are as follows (in thousands):

	Six Months Ended June 30,

	2003	2002

Cash provided by operating activities	$4,116	$12,629
Cash provided by investing activities	664	710
Cash used in financing activities	(7,948)	(14,321)
Effect of exchange rate changes	730	1,596

Net (decrease) increase in cash and cash equivalents	$(2,438)	$614

     The decrease in cash provided by operating activities for the six months ended June 30, 2003, compared to the same period in 2002, was primarily due to a decrease in net accounts receivable collections of $9.7 million and an increase in net inventory-related purchases of $7.8 million, partially offset by a decrease in accounts payable of $3.6 million. Cash collections on accounts receivable have decreased from 2002 to 2003 as a result of decreasing accounts receivable balances due to lower sales volumes. The increase in inventory-related purchases from 2002 to 2003, was primarily attributable to the purchase of customer committed inventory for last-time buys of components during the quarter for which the Company’s customers are ultimately committed to consume or purchase. The Company continues to manage inventory levels in order to meet future customer demands while attempting to mitigate inventory obsolescence.

     Net cash provided by investing activities was $664 thousand and $710 thousand for the six months ended June 30, 2003 and 2002, respectively. Net cash resulting from the purchases and maturities of investments decreased by $1.2 million as a result of a shift in the Company’s investments to longer-term investments. Capital expenditures decreased by $558 thousand due to cost-cutting measures undertaken in 2002 and 2003. During the six months ended June 30, 2003, capital expenditures primarily consisted of purchases for manufacturing test equipment and computers. During the six months ended June 30, 2002, capital expenditures primarily consisted of purchases of network upgrades, manufacturing test equipment, and computers. Cash proceeds from the sale of the Savvi business in March 2003 were $360 thousand.

     Net cash used in financing activities was $7.9 million and $14.3 million for the six months ended June 30, 2003 and 2002, respectively. The decrease in the cash used in financing activities was primarily attributable to a decrease in the amounts of convertible subordinated notes repurchased in each period. During the six months ended June 30, 2003 and 2002, the Company repurchased convertible subordinated notes in the open market for $9.2 million and $16.5 million, respectively.

Line of Credit

     During the quarter ended March 31, 2003, the Company renewed its line of credit facility, which expires on March 31, 2004, for $20.0 million at an interest rate based upon the lower of London Inter-Bank Offered Rate (“LIBOR”) plus 1.0% or the bank’s prime rate. The line of credit is collateralized by the Company’s non-equity investments. The market value of these investments must exceed 125.0% of the borrowed facility amount, and the investments must meet specified investment grade ratings.

     As of June 30, 2003 and December 31, 2002, there was no outstanding balance on the line of credit and the Company was in compliance with all debt covenants.

Convertible Subordinated Notes

     In January 2003, the Company’s Board of Directors authorized the repurchase, in the open market or through privately negotiated transactions, of up to $20.0 million of the Company’s 5.5% convertible subordinated notes. In February 2003, the Company repurchased $10.3 million of convertible subordinated notes with a related discount of $308 thousand. The Company repurchased the notes in the open market for $9.2 million and, as a result, recorded a gain of $825 thousand.

Mortgage Payable

     During the six months ended June 30, 2003, the Company paid $44 thousand of principal on its mortgage payable related to a building owned in Des Moines, Iowa, along with interest at 7.46%. During the six months ended June 30, 2003, the Company reinvested $825 thousand of restricted cash in a restricted short-term investment account as a part of collateral for its mortgage. The current portion of the mortgage payable of $85 thousand and $84 thousand is included in Other accrued liabilities in the Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002, respectively.

     In July 2003, the Company entered into an agreement to sell the building and associated land in Des Moines, Iowa. If the sale closes, the Company expects the close to occur before December 31, 2003. Subject to closing, the Company will be paying the mortgage payable in full. In addition, the Company expects to incur a loss on the sale.

     The following summarizes the Company’s contractual obligations at June 30, 2003 and the effect of such on its liquidity and cash flows in future periods (in thousands):

Years Ending December 31,	Convertible Subordinated Notes	Mortgage Payable	Future Minimum Lease Payments	Total

2003 - remaining six months	$–	$42	$2,238	$2,280
2004	–	88	4,336	4,424
2005	–	97	3,920	4,017
2006	–	104	1,817	1,921
2007	68,748	113	1,779	70,640
Thereafter	–	6,185	7,211	13,396

	68,748	6,629	21,301	96,678
Less: current portion	–	(85)	(4,409)	(4,494)

Long-term obligations	$68,748	$6,544	$16,892	$92,184

     The Company does not engage in any activity involving special purpose entities or off-balance sheet financing.

Liquidity Outlook

     The Company believes that its current cash and cash equivalents, investments and cash generated from operations will satisfy its short and long-term expected working capital needs, capital expenditures, investment requirements, stock repurchases, and other liquidity requirements associated with its existing operations. Capital expenditures are expected to be minimal, ranging from $500 thousand to $1.0 million per quarter. Because capital requirements cannot be predicted with certainty, it is possible that the Company could be compelled to obtain additional financing in the future, and that financing may not be available.

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

     Although forward-looking statements help provide complete information about the Company, investors should keep in mind that forward-looking statements are only predictions, at a point in time, and are inherently less reliable than historical information. In evaluating these statements, you should specifically consider the risks outlined above and those listed under “Risk Factors.” These risk factors may cause the Company’s actual results to differ materially from any forward-looking statement.

     The Company does not guarantee future results, levels of activity, performance or achievements and does not assume responsibility for the accuracy and completeness of these statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on information as of the date of this report. The Company assumes no obligation to update any of these statements based on information after the date of this report.

RISK FACTORS

The Company depends on the commercial systems, service provider systems and enterprise systems market in which demand can be cyclical and any inability to sell products to these markets could have a material adverse effect on its revenues.

     The Company derives its revenues from a number of diverse end markets, some of which are subject to significant cyclical changes in demand. In 2002, the Company derived 37%, 27% and 36% of its revenues from the service provider systems market, the enterprise systems market, and the commercial systems market, respectively. For the six months ended June 30, 2003, the Company derived 37%, 28% and 35% of its revenues from the service provider systems market, the enterprise systems market, and the commercial systems market, respectively. The Company believes that its revenues for the remainder of 2003 will be similarly comprised. Some of these markets are characterized by intense competition, rapid technological change, economic uncertainty and structural financial problems. A slowing economy in the United States, and a global slowdown in the service provider market, has created additional uncertainties for the Company’s customers and therefore, the Company’s business. The Company’s exposure to economic cyclicality and any related fluctuation in customer demand could have a material adverse effect on the Company’s revenues and financial condition.

Because of the Company’s dependence on certain customers, the loss of a top customer could have a material adverse effect on the Company’s revenues and profitability.

     During 2002, the Company derived 48% of its revenues from five customers. These five customers were Nortel, Nokia, Comverse, IBM and Diebold. For the six months ended June 30, 2003, the Company derived 55% of its revenues from the same five customers. During 2002, revenues attributable to Nortel and Nokia were 17% and 13%, respectively. For the six months ended June 30, 2003, revenues attributable to Nortel and Nokia were 19% and 16%, respectively. The Company believes that sales to these customers will continue to be a substantial percentage of its revenues in 2003. A financial hardship experienced by, or a substantial decrease in sales to, any one of the Company’s top customers could materially affect revenues and profitability.

The Company derives a majority of its revenue from design wins; not all design wins actually ramp into production and if ramped into production the volumes derived from such design wins may not be as significant as the Company had originally estimated which could have a substantial negative impact on the Company’s revenues and profitability.

     The Company derives a majority of its revenues from design wins for OEM products. The Company announced 46 design wins during 2002. In the first quarter of 2003, the Company completed the sale of its Savvi business. Three of the 2002 design wins were attributable to the Savvi business. None of the 2002 Savvi business design wins ramped into production. In the first quarter of 2003, the Company changed the acceptance criteria for declaring a design win to require that programs progress further through the sales cycle before being classified as a design win. This change, effective January 1, 2003, prospectively impacted the count and timing of reported wins in the first six months of 2003. During the first six months ended June 30, 2003, the Company announced 19 design wins. A design win is a project estimated at the time of the design win to produce more than $500 thousand in revenue per year assuming full production. Design wins that ramp into production do so at varying rates. If a design win actually ramps into production, the average ramp into production begins about 12 months after the win, although some more complex wins can take up to 24 months or longer. After that, there is an additional time lag from the start of production ramp to peak revenue. Not all design wins ramp into production and even if a win is ramped into production, the volumes derived from such design win may not be as significant as the Company had originally estimated. The determination of a design win is highly subjective and is based on information available to the Company at the time of the project estimate. Design wins are sometimes canceled or delayed, or can perform below original expectations, which can adversely impact revenues and profitability.

Because of the Company’s dependence on a few suppliers or, in some cases, one supplier for some of the components it uses in the manufacture of its products, a loss of a supplier or a shortage of any of these components could have a material adverse effect on the Company’s business or its financial performance.

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

     Some of the Company’s competitors and potential competitors have a number of significant advantages over the Company, including:

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

     As a result of increased competition, the Company could encounter significant pricing pressures. These pricing pressures could result in significantly lower average selling prices for the Company’s products. The Company may not be able to offset the effects of any price reductions with an increase in the number of customers, cost reductions or otherwise. In addition, many of the industries the Company serves, such as the communications industry, are encountering market consolidation, or are likely to encounter consolidation in the near future, which could result in increased pricing pressure and other competition.

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

     The Company derived 38% of its 2002 revenues from Europe and Israel and 3% from Asia. For the six months ended June 30, 2003, the Company derived 39% of its revenues from Europe and Israel and 4% from Asia. In addition, the Company has a design center located in Birmingham, United Kingdom. As a result, the Company is subject to worldwide economic and market conditions risks generally associated with global trade, such as fluctuating exchange rates, tariff and trade policies, domestic and foreign tax policies, foreign governmental regulations, political unrest, wars and other acts of terrorism, and changes in other economic conditions. These risks, among others, could adversely affect the Company’s results of operations or financial position.

If the Company is unable to generate sufficient income in the future, it may not be able to fully utilize its net deferred tax assets or support its current levels of goodwill and intangibles on its balance sheet.

     The Company cannot provide absolute assurance that sufficient taxable income will be generated for full utilization of the net deferred tax assets of $28.7 million as of June 30, 2003. Accordingly, the Company may be required to record an additional valuation allowance against the deferred tax assets if its future expectations of taxable income are not achieved. On the other hand, if the Company generates taxable income in excess of its future expectations, then, the valuation allowance may be reduced accordingly. The Company also cannot provide absolute assurance that future income will support the carrying amount of goodwill and intangibles of $35.5 million on the Consolidated Balance Sheet as of June 30, 2003, and therefore, the Company may incur an impairment charge in the future.

Because the Company has material levels of customer specific inventory, a financial hardship experienced by the Company’s customers could have a material adverse impact on the Company’s profitability.

     The Company provides long-life support to its customers and therefore has material levels of customer specific inventory. A financial hardship experienced by the Company’s customers could materially effect the viability of the dedicated inventory, and ultimately adversely impact profitability.

The Company’s products for embedded computing applications are based on industry standards, which are continually evolving, and any failure to conform to these standards could have a substantial negative impact on the Company’s revenues and profitability.

     Products for embedded computing applications are often based on industry standards, which are continually evolving. The Company’s future success will depend, in part, upon its ability to successfully develop and introduce new products based on emerging industry standards. The Company’s failure to conform to these standards could render its products unmarketable or obsolete. As the Company’s addressable markets develop new standards, the Company may be unable to successfully design and manufacture new products that address the needs of the Company’s customers or achieve substantial market acceptance.

If the Company is unable to protect its intellectual property, the Company may lose a valuable competitive advantage or be forced to incur costly litigation to protect its rights.

     The Company is a technology dependent company and its success depends on developing and protecting its intellectual property. The Company relies on patents, copyrights, trademarks and trade secret laws to protect its intellectual property. At the same time, the Company’s products are complex, and are often not patentable in their entirety. The Company also licenses intellectual property from third parties and relies on those parties to maintain and protect their technology. The Company cannot be certain that its actions will protect proprietary rights. If the Company is unable to adequately protect its technology, or if the Company is unable to continue to obtain or maintain licenses for protected techology from third parties, it could have a material adverse affect on the Company’s results of operations.

The Company’s period-to-period revenues and operating results fluctuate significantly, which may result in volatility in the price of its common stock.

     The price of the Company’s common stock may be subject to wide, rapid fluctuations. The Company’s period-to-period revenues and operating results have varied in the past and may continue to vary in the future, and any such fluctuations may cause the Company’s stock price to fluctuate. Fluctuations in the stock price may also be due to other factors such as changes in analysts’ estimates regarding earnings, or may be due to factors relating to the service provider systems, enterprise systems and commercial systems markets in general. Shareholders should be willing to incur the risk of such fluctuations.

Other Risk Factors

     Other risk factors include, but are not limited to, changes in the mix of products sold, regulatory and tax legislation, changes in effective tax rates, inventory risks due to changes in market demand or the Company’s business strategies, potential litigation and claims arising in the normal course of business, credit risk of customers and other risk factors. Proposed changes to accounting rules, including proposals to account for employee stock options as a compensation expense, could, if mandated, materially increase the expense the Company reports under generally accepted accounting principles and adversely affect operating results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company is exposed to market risk from changes in interest rates, foreign currency exchange rates, and equity trading prices, which could impact results of its operations and financial condition.

     Interest Rate Risk. The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers. The Company attempts to protect and preserve its invested funds by limiting default, market, and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due to the short duration of most of the investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair value of the portfolio. Therefore, the Company would not expect the operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on its securities portfolio.

     Foreign Currency Risk. The Company pays the expenses of its international operations in local currencies, namely, the Japanese Yen, British Pound, and Euro. The international operations are subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, future results could be materially and adversely affected by changes in these or other factors. The Company is also exposed to foreign exchange rate fluctuations as they relate to revenues and operating expenses as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Because exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. In 2002, the Company entered into several 30-day forward contracts to hedge its receivables in Yen. Foreign exchange rate transaction losses, net of gains, related to forward contracts for the quarter ended June 30, 2002, were approximately $600 thousand. No forward contracts were outstanding at June 30, 2003 or December 31, 2002. As such, there were no forward contract related foreign exchange rate transaction gains or losses for the quarter ended June 30, 2003.

     Equity Price Risk. The Company is exposed to equity price risk due to one available-for-sale equity investment it holds in GA eXpress, Inc. stock. As of June 30, 2003, the estimated fair value of this investment is $179 thousand.

     Convertible Subordinated Notes. The aggregate face value of the convertible subordinated notes as of June 30, 2003 was $68.7 million. The notes are unsecured obligations convertible into the Company’s Common Stock and are subordinated to all present and future senior indebtedness of the Company. Interest on the subordinated notes accrues at 5.5% per year and is payable semi-annually on February 15 and August 15. The convertible subordinated notes are payable in full in August 2007. The notes are convertible, at the option of the holder, at any time on or before maturity, unless previously redeemed or repurchased, into shares of the Company’s Common Stock at a conversion price of $67.80 per share, which is equal to a conversion rate of 14.7484 shares per $1,000 principal amount of notes. The Company may redeem all or a portion of the notes at its option on or after August 20, 2003, provided that the notes will only be subject to mandatory redemption if the closing price of the Company’s Common Stock equals or exceeds 140% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of the notice of the provisional redemption. As of August 7, 2003, the closing price of the Company’s Common Stock as reported on the Nasdaq National Market was $14.74 per share. The accretion of the discount on the notes is calculated using the effective interest method.

     The fair value of the convertible subordinated notes is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of the convertible subordinated notes, due to differences between market interest rates and rates in effect at the inception of the obligation. Unless the Company elects to repurchase its convertible subordinated notes in the open market, changes in the fair value of convertible subordinated notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of the convertible subordinated notes was $63.4 million and $66.5 million at June 30, 2003 and December 31, 2002, respectively.

     The Company has cumulatively repurchased convertible subordinated notes in the amount of $51.3 million, face value, for $41.3 million. These repurchases were financed from the Company’s investment portfolio. If and when appropriate opportunities present themselves, the Company may use a portion of its cash and cash equivalents and investment balances to buy back additional amounts of the convertible subordinated notes. As of June 30, 2003, the Company’s aggregate cash and cash equivalents and investments were $114.0 million.

Item 4. Controls and Procedures

     Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     During the Company’s fiscal quarter ended June 30, 2003, no change occurred in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting on May 13, 2003, the holders of the Company’s outstanding Common Stock took the actions described below. As of the record date for the Annual Meeting, 17,729,296 shares of Common Stock were issued and outstanding and entitled to vote.

1.	The shareholders elected each of C. Scott Gibson, Scott C. Grout, James F. Dalton, Richard J. Faubert, Dr. William W. Lattin, Carl W. Neun, Jean-Pierre D. Patkay and Jean-Claude Peterschmitt to the Company's Board of Directors, by the votes indicated below, to serve for the ensuing year.

C. Scott Gibson

15,105,155	Shares in favor
1,022,211	Shares against or withheld
0	Abstentions
0	Broker nonvotes

Scott C. Grout

15,447,993	Shares in favor
679,373	Shares against or withheld
0	Abstentions
0	Broker nonvotes

James F. Dalton

15,110,215	Shares in favor
1,017,151	Shares against or withheld
0	Abstentions
0	Broker nonvotes

Richard J. Faubert

14,743,558	Shares in favor
1,383,808	Shares against or withheld
0	Abstentions
0	Broker nonvotes

Dr. William W. Lattin

15,469,748	Shares in favor
657,618	Shares against or withheld
0	Abstentions
0	Broker nonvotes

Carl W. Neun

15,147,101	Shares in favor
980,265	Shares against or withheld
0	Abstentions
0	Broker nonvotes

Jean-Pierre D. Patkay

14,743,882	Shares in favor
1,383,484	Shares against or withheld
0	Abstentions
0	Broker nonvotes

Jean-Claude Perterschmitt

14,879,783	Shares in favor
1,247,583	Shares against or withheld
0	Abstentions
0	Broker nonvotes

2.	Approval to amend the Company’s 1996 Employee Stock Purchase Plan to add an additional 1,000,000 shares that may be issued under this plan.

11,819,620	Shares in favor
1,303,661	Shares against or withheld
142,684	Abstentions
2,861,401	Broker nonvotes

3.	Approval of a Stock Option Exchange Program which allows holders of certain Company stock options, other than directors, vice presidents and executive officers, to cancel stock options in exchange for the right to receive additional stock options in the future.

9,894,244	Shares in favor
3,203,722	Shares against or withheld
167,999	Abstentions
2,861,401	Broker nonvotes

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	10.1	RadiSys Corporation 1996 Employee Stock Purchase Plan, as amended.

	10.2	RadiSys Corporation 1995 Employee Stock Incentive Plan, as amended. Incorporated by reference from Exhibit (d)(1) to the Tender Offer Statement filed by the Company on Schedule TO-I, dated July 31, 2003, SEC file No. 005-49160.

	10.3	RadiSys Corporation 2001 Nonqualified Stock Option Plan, as amended. Incorporated by reference from Exhibit (d)(2) to the Tender Offer Statement filed by the Company on Schedule TO-I, dated July 31, 2003, SEC file No. 005-49160.

	31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On April 18, 2003, the Company filed a current report on Form 8-K under Item 9. Regulation FD Disclosure (pursuant to Item 12. Results of Operations and Financial Condition) announcing that on April 16, 2003, the Company issued a press release with its fiscal 2003 first quarter results.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADISYS CORPORATION

Date: August 13, 2003	By:	/s/ SCOTT C. GROUT
Scott C. Grout President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 13, 2003	By:	/s/ JULIA A. HARPER
Julia A. Harper Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	RadiSys Corporation 1996 Employee Stock Purchase Plan, as amended.

10.2	RadiSys Corporation 1995 Employee Stock Incentive Plan, as amended. Incorporated by reference from Exhibit (d)(1) to the Tender Offer Statement filed by the Company on Schedule TO-I, dated July 31, 2003, SEC file No. 005-49160.

10.3	RadiSys Corporation 2001 Nonqualified Stock Option Plan, as amended. Incorporated by reference from Exhibit (d)(2) to the Tender Offer Statement filed by the Company on Schedule TO-I, dated July 31, 2003, SEC file No. 005-49160.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.