Form 10-Q
period 2003-09-30
RADISYS CORP
filed 2003-11-12
CIK 873044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003.

☐    Transition report pursuant to Section 13 or 15(d) of the Exchange act for the transition period from ____________ to ____________

Commission File Number: 0-26844

RADISYS CORPORATION
(Exact name of registrant as specified in its charter)

Oregon	93-0945232
(State of Incorporation)	(I.R.S. Employer Identification No.)

5445 NE Dawson Creek Drive, Hillsboro, Orgeon	97124
(Address of principal executive offices)	(Zip Code)

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

              ☒Yes   ☐ No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

              ☒Yes   ☐ No

Number of shares of Common Stock outstanding as of November 6, 2003: 18,118,664

RADISYS CORPORATION

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

RadiSys Corporation
Consolidated Statements of Operations
(In thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues	$ 50,162	$ 47,927	$ 147,464	$ 152,778
Cost of sales	34,083	32,766	100,235	107,774

Gross margin	16,079	15,161	47,229	45,004

Research and development	5,705	6,473	16,978	21,572
Selling, general, and administrative	6,560	6,986	19,891	23,854
Intangible assets amortization	765	765	2,295	2,314
Restructuring charges	--	--	1,829	4,281

Income (loss) from operations	3,049	937	6,236	(7,017)

Gain on repurchase of convertible
subordinated notes	--	--	825	2,859
Interest expense, net	(577)	(579)	(1,578)	(2,029)
Other expense, net	(202)	(264)	(991)	(674)

Income (loss) from continuing operations before income tax provision
(benefit)	2,270	94	4,492	(6,861)
Income tax provision (benefit)	--	47	--	(3,877)

Income (loss) from continuing operations	2,270	47	4,492	(2,984)

Discontinued operations related to Savvi business:
Loss from discontinued operations	--	(1,143)	(4,679)	(2,902)
Income tax benefit	--	(575)	--	(1,640)

Net income (loss)	$ 2,270	$ (521)	$ (187)	$ (4,246)

Income (loss) per share from continuing operations:
Basic	$ 0.13	$ --	$ 0.25	$ (0.17)

Diluted	$ 0.12	$ --	$ 0.25	$ (0.17)

Net income (loss) per share:
Basic	$ 0.13	$ (0.03)	$ (0.01)	$ (0.24)

Diluted	$ 0.12	$ (0.03)	$ (0.01)	$ (0.24)

Weighted average shares outstanding:
Basic	17,956	17,526	17,804	17,475

Diluted	18,683	17,529	18,214	17,475

     The accompanying notes are an integral part of these financial statements.

RadiSys Corporation
Consolidated Balance Sheets
(In thousands)

	September 30, 2003 (Unaudited)	December 31, 2002
ASSETS
Current assets
Cash and cash equivalents	$ 38,239	$ 33,138
Short term investments, net (Note 2)	50,373	72,661
Accounts receivable, net (Note 3)	34,665	27,473
Inventories, net (Note 4)	26,957	24,864
Other current assets	2,461	4,361
Deferred tax assets	7,454	7,521

Total current assets	160,149	170,018

Property and equipment, net	23,216	25,882
Goodwill (Notes 5 and 11)	27,521	29,969
Intangible assets, net (Notes 6 and 11)	7,198	11,159
Long-term investments, net (Note 2)	29,611	13,128
Long-term deferred tax assets	21,212	21,437
Other assets	1,426	2,706

Total assets	$ 270,333	$ 274,299

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 21,096	$ 18,933
Accrued wages and bonuses	4,725	4,879
Accrued interest payable	476	1,643
Accrued restructuring (Note 7)	3,449	5,178
Other accrued liabilities	9,552	6,911

Total current liabilities	39,298	37,544

Long-term liabilities (Note 9)
Convertible subordinated notes, net	67,513	77,366
Mortgage payable	6,522	6,588

Total long-term liabilities	74,035	83,954

Total liabilities	113,333	121,498

Shareholders' equity:
Common stock - 100,000 shares authorized; 18,090 and
17,605 shares issued and outstanding at September 30, 2003 and
December 31, 2002	165,055	161,485
Accumulated deficit	(10,212)	(10,025)
Accumulated other comprehensive income:
Cumulative translation adjustments	2,157	1,230
Gain on equity securities	--	111

Total shareholders' equity	157,000	152,801

Total liabilities and shareholders' equity	$ 270,333	$ 274,299

     The accompanying notes are an integral part of these financial statements.

RadiSys Corporation
Consolidated Statement of Changes in Shareholders’ Equity
(In thousands, unaudited)

	Common Stock		Cumulative translation adjustments (1)	Gain (loss) on equity securities (2)	Accumulated deficit	Total	Accumulated other comprehensive income (loss) (3)
	Shares	Amount

Balances, December 31, 2002	17,605	$161,485	$1,230	$ 111	$(10,025)	$ 152,801
Shares issued pursuant to benefit plans	485	3,570	--	--	--	3,570	$ --
Translation adjustments	--	--	927	--	--	927	927
Loss on equity securities available for
sale	--	--	--	(111)	--	(111)	(111)
Net loss for the period	--	--	--	--	(187)	(187)	(187)

Balances, September 30, 2003	18,090	$165,055	$2,157	$ --	$(10,212)	$ 157,000

Comprehensive income,
nine months ended
September 30, 2003							$ 629

(1)	Income taxes are generally not provided for foreign currency translation adjustments.

(2)	Deferred income tax benefit on losses incurred on equity securities was approximately $39 thousand for the nine months ended September 30, 2003.

(3)

For the three months ended September 30, 2003, other comprehensive income amounted to $2.4 million. For the three months ended September 30, 2002, other comprehensive loss amounted to $148 thousand. For the nine months ended September 30, 2003, other comprehensive income amounted to $629 thousand. For the nine months ended September 30, 2002, other comprehensive loss amounted to $2.3 million.

     The accompanying notes are an integral part of these financial statements.

RadiSys Corporation
Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$ (187)	$(4,246)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on sale of Savvi business	4,286	--
Depreciation and amortization	7,405	8,889
Gain on repurchase of convertible subordinated notes	(825)	(2,859)
Non-cash interest expense, net	2,004	1,628
Provision for inventory reserves	3,648	5,218
Deferred income taxes	265	(2,568)
Write off of fixed assets	492	582
Tax benefit of options exercised	--	250
Provision for allowance for doubtful accounts	--	287
Other	321	330
Decrease (increase) in assets:
Accounts receivable	(7,192)	13,336
Inventories	(6,069)	506
Other current assets	1,900	6,787
Increase (decrease) in liabilities:
Accounts payable	2,163	(5,331)
Accrued wages and bonuses	(154)	48
Interest payable	(1,167)	(1,502)
Accrued restructuring	(1,729)	46
Other accrued liabilities	2,641	(3,161)

Net cash provided by operating activities	7,802	18,240

Cash flows from investing activities:
Purchases of investments	(66,479)	(77,764)
Proceeds from maturities of investments	70,563	73,520
Capital expenditures	(2,271)	(2,473)
Proceeds from the sale of Savvi business	360	--
Purchases of long-term assets	(67)	(302)

Net cash provided by (used in) investing activities	2,106	(7,019)

Cash flows from financing activities:
Repurchase of convertible subordinated notes	(9,238)	(16,522)
Proceeds from issuance of common stock	3,570	2,963
Repurchases of common stock	--	(1,093)
Principal payment on mortgage payable	(66)	(50)

Net cash used in financing activities	(5,734)	(14,702)

Effect of exchange rate changes	927	1,937

Net increase (decrease) in cash and cash equivalents	5,101	(1,544)
Cash and cash equivalents, beginning of period	$ 33,138	$ 29,036

Cash and cash equivalents, end of period	$ 38,239	$ 27,492

     The accompanying notes are an integral part of these financial statements.

RadiSys Corporation
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Significant Accounting Policies

     RadiSys Corporation (the “Company”) has adhered to the accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2002 in preparing the accompanying interim Consolidated Financial Statements. The preparation of these statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

     The financial information included herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for interim periods.

     For the nine months ended September 30, 2003, there have been no changes to these accounting policies except as noted below.

Reclassifications

     Certain reclassifications have been made to amounts in prior years to conform to current year presentation. These changes had no effect on previously reported results of operations or shareholders’ equity.

Accrued Restructuring

     In July 2002, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”). SFAS 146 requires that liabilities for costs associated with exit or disposal activities be recognized and measured initially at fair value in the period in which the liabilities are incurred. For the nine months ended September 30, 2003, the Company recorded restructuring charges in accordance with the provisions of SFAS 146. See Note 14, “Recent Accounting Pronouncements” for further information.

     Prior to the nine months ended September 30, 2003, the Company recorded restructuring charges including employee termination and related costs, costs related to leased facilities, losses on impairment of fixed assets and capitalized software and other accounting and legal fees. Employee termination and related costs were previously recorded in accordance with the provisions of Emerging Issues Task Force No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” For leased facilities that were vacated and subleased, an amount equal to the total future lease obligations from the date of vacating the premises through the expiration of the lease, net of any future sublease income, was recorded as a part of restructuring charges. For property and equipment and capitalized software written off, the impairment losses were previously recorded in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”).

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

     Had the Company accounted for stock-based compensation plans in accordance with SFAS 123, the Company’s net income (loss) and pro forma net income (loss) per share would have been reported as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Income (loss) from continuing operations	$ 2,270	$ 47	$ 4,492	$ (2,984)

Add: Stock-based employee compensation expense included in
reported net income (loss), net of related tax effects	--	--	--	--
Deduct: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax
effects	4,646	2,143	12,726	6,694

Pro forma net income (loss) from continuing operations
	(2,376)	(2,096)	(8,234)	(9,678)
Loss from discontinued operations	--	(1,143)	(4,679)	(2,902)
Income tax benefit	--	(575)	--	(1,640)

Pro forma net income (loss)	$(2,376)	$(2,664)	$(12,913)	$ (10,940)

Income (loss) per share from continuing operations:
Basic	$ 0.13	$ --	$ 0.25	$ (0.17)

Diluted	$ 0.12	$ --	$ 0.25	$ (0.17)

Pro forma basic	$ (0.13)	$(0.12)	$ (0.47)	$ (0.55)

Pro forma diluted	$ (0.13)	$(0.12)	$ (0.47)	$ (0.55)

Net income (loss) per share:
Basic	$ 0.13	$(0.03)	$ (0.01)	$ (0.24)

Diluted	$ 0.12	$(0.03)	$ (0.01)	$ (0.24)

Pro forma basic	$ (0.13)	$(0.15)	$ (0.73)	$ (0.63)

Pro forma diluted	$ (0.13)	$(0.15)	$ (0.73)	$ (0.63)

Warranty Reserves

     The following is a summary of the change in the Company’s warranty accrual reserve for the nine months ended September 30, 2003 and 2002 (in thousands):

	Nine Months Ended
	September 30, 2003	September 30, 2002
Beginning balances	$ 1,553	$ 2,270
Provision for product warranty	3,057	1,927
Product warranty payments	(2,046)	(2,589)

Ending balances	$ 2,564	$ 1,608

     Warranty reserves are included in other accrued liabilities in the accompanying Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002.

Note 2 – Held-to-Maturity Investments

     Held-to-maturity investments as of September 30, 2003 and December 31, 2002 consisted of the following (in thousands):

	September 30, 2003	December 31, 2002
Short-term held-to-maturity investments,
net of unamortized premium of $1,124 and $864, respectively	$50,373	$72,661

Long-term held-to-maturity investments,
net of unamortized premium of $561 and $600, respectively	$29,611	$13,128

     As of September 30, 2003, the Company’s long-term held-to-maturity investments had maturities ranging from 14.0 months to 34.8 months. The Company’s investment policy requires that the total investment portfolio, including cash and investments, not exceed a maximum weighted average maturity of 18 months. In addition, the policy mandates that an individual investment must have a maturity of less than 36 months, with no more than 20% of the total portfolio exceeding 24 months. As of September 30, 2003, the Company was in compliance with its investment policy.

Note 3 – Accounts Receivable

     Accounts receivable balances as of September 30, 2003 and December 31, 2002 were as follows (in thousands):

	September 30, 2003	December 31, 2002
Accounts receivable, gross	$ 36,061	$ 29,601
Less: allowance for doubtful accounts	(1,396)	(2,128)

Accounts receivable, net	$ 34,665	$ 27,473

     The Company recorded no provisions for the allowance for doubtful accounts during the nine months ended September 30, 2003. During the three and nine months ended September 30, 2002, the Company recorded provisions for allowance for doubtful accounts of $49 thousand and $287 thousand, respectively.

Note 4 – Inventories

     Inventories as of September 30, 2003 and December 31, 2002 consisted of the following (in thousands):

	September 30, 2003	December 31, 2002
Raw materials	$ 29,303	$ 28,058
Work-in-process	2,746	1,991
Finished goods	5,269	4,773

	37,318	34,822
Less: inventory reserves	(10,361)	(9,958)

Inventories, net	$ 26,957	$ 24,864

     During the three months ended September 30, 2003 and 2002, the Company recorded provisions for excess and obsolete inventory of $891 thousand and $1.5 million, respectively. During the nine months ended September 30, 2003 and 2002, the Company recorded provisions for excess and obsolete inventory of $3.6 million and $5.2 million, respectively.

     The following is a summary of the change in the Company’s excess and obsolete inventory reserve for the nine months ended September 30, 2003 and 2002 (in thousands):

Inventory Reserve Balance

Inventory reserve balance, December 31, 2002	$ 9,958
Usage:
Inventory scrapped	(1,474)
Inventory utilized	(1,771)

Subtotal	6,713
Reserve provision	3,648

Remaining reserve balance as of September 30, 2003	$ 10,361

Inventory reserve balance, December 31, 2001	$ 19,119
Usage:
Inventory scrapped	(5,301)
Sale of inventory	(1,297)
Inventory utilized	(2,678)

Subtotal	9,843
Reserve provision	5,218

Remaining reserve balance as of September 30, 2002	$ 15,061

     The excess and obsolete inventory reserve provision is included in cost of sales in the accompanying Consolidated Statements of Operations.

Note 5 – Goodwill

     During the nine months ended September 30, 2003, the Company recorded goodwill write-offs of $2.4 million associated with the sale of its Savvi business line. See Note 12, “Discontinued Operations,” for further information.

     The Company ceased the amortization of goodwill effective January 1, 2002 in order to comply with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”). SFAS 142 further requires goodwill to be tested for impairment annually and under certain circumstances written down when impaired, rather than being amortized as previous standards required. The Company completed its annual goodwill impairment analysis through September 30, 2003 and concluded that as of September 30, 2003, there was no goodwill impairment. The Company may be required, under certain circumstances, to update its impairment analysis, which may result in losses on its acquired goodwill and intangible assets.

Note 6 – Intangible Assets

     The following tables present details of the Company’s total purchased intangible assets (in thousands):

	Gross	Accumulated Amortization	Net
September 30, 2003
Technology	$ 2,415	$(1,068)	$ 1,347
Technology licenses	6,790	(3,206)	3,584
Patents	6,643	(4,963)	1,680
Trade names	736	(149)	587
Other	237	(237)	--

Total	$16,821	$(9,623)	$ 7,198

	Gross	Accumulated Amortization	Net
December 31, 2002
Technology	$ 4,096	$ (835)	$ 3,261
Technology licenses	6,790	(2,075)	4,715
Patents	6,647	(4,104)	2,543
Trade names	736	(96)	640
Other	237	(237)	--

Total	$18,506	$(7,347)	$11,159

     The Company’s purchased intangible assets have lives ranging from four to 15 years. In accordance with SFAS 144, the Company reviews for impairment of all its purchased intangible assets when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges have been recognized under SFAS 144.

     The estimated future amortization expense of purchased intangible assets as of September 30, 2003 is as follows (in thousands):

Estimated Intangibles Amortization Amount
Years Ending December 31,
2003 (remaining three months)	$ 765
2004	2,225
2005	2,051
2006	726
2007	525
Thereafter	906

Total	$7,198

     During the nine months ended September 30, 2003, the Company recorded intangible asset write-offs of $1.7 million associated with the sale of its Savvi business line. See Note 12, “Discontinued Operations,” for further information.

Note 7– Accrued Restructuring

     Accrued restructuring as of September 30, 2003 and December 31, 2002 consisted of the following (in thousands):

	September 30, 2003	December 31, 2002
First quarter 2003 restructuring charge	$ 65	$ --
Second quarter 2002 restructuring charge	847	1,760
Fourth quarter 2001 restructuring charge	1,122	1,591
Liabilities assumed in Microware acquisition	152	190
First quarter 2001 restructuring charge	1,263	1,637

Total	$3,449	$5,178

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

        The following table summarizes the write-offs and expenditures related to the first quarter 2003 restructuring charge (in thousands):

	Employee termination and related costs	Other charges	Total

Restructuring costs	$ 1,764	$ 65	$ 1,829
Expenditures	(1,403)	(18)	(1,421)

Balance accrued as of
March 31, 2003	361	47	408
Expenditures	(264)	(8)	(272)

Balance accrued as of
June 30, 2003	97	39	136
Expenditures	(40)	(31)	(71)

Balance accrued as of
September 30, 2003	$ 57	$ 8	$ 65

     The amount remaining in the first quarter 2003 restructuring charge accrual at September 30, 2003 represents the Company’s residual obligation for severance and other charges. The remaining obligations are expected to be settled over the next three months.

Second Quarter 2002 Restructuring Charge

     The following table summarizes the write-offs and expenditures related to the second quarter 2002 restructuring charge (in thousands):

	Employee termination and related costs	Facilities	Property and equipment	Other charges	Total
Restructuring costs	$ 2,606	$ 750	$ 530	$ 465	$ 4,351
Expenditures	(1,782)	(40)	--	(46)	(1,868)
Write-offs	--	--	(219)	--	(219)
Reclassifications	(35)	19	10	6	--
Reversals	(192)	(165)	(147)	--	(504)

Balance accrued as of
December 31, 2002	597	564	174	425	1,760
Expenditures	(229)	(199)	--	(22)	(450)
Reclassifications	(368)	368	--	--	--

Balance accrued as of
March 31, 2003	--	733	174	403	1,310
Expenditures	--	(74)	--	(28)	(102)
Write-offs	--	--	(174)	(121)	(295)
Reclassifications	--	24	--	(24)	--

Balance accrued as of
June 30, 2003	--	683	--	230	913
Expenditures	--	(59)	--	(7)	(66)

Balance accrued as of
September 30, 2003	$ --	$ 624	$ --	$ 223	$ 847

     The accrual amount remaining as of September 30, 2003 includes lease obligations relating to the facility in Houston, Texas and other small office spaces and office related expenses expected to be paid monthly for the next 21 months.

Fourth Quarter 2001 Restructuring Charge

     The following table summarizes the write-offs and expenditures relating to the fourth quarter 2001 restructuring charge (in thousands):

	Employee termination and related costs	Facilities	Property and equipment	Other charges	Total
Restructuring costs	$ 914	$ 2,417	$ 463	$ 132	$ 3,926
Expenditures	(452)	--	--	--	(452)
Write-offs	--	--	(463)	--	(463)

Balance accrued as of
December 31, 2001	462	2,417	--	132	3,011
Expenditures	(395)	(931)	--	(27)	(1,353)
Reversals	(67)	--	--	--	(67)

Balance accrued as of
December 31, 2002	--	1,486	--	105	1,591
Expenditures	--	(164)	--	(6)	(170)
Reversals	--	(1)	--	(1)	(2)

Balance accrued as of
March 31, 2003	--	1,321	--	98	1,419
Expenditures	--	(145)	--	--	(145)

Balance accrued as of
June 30, 2003	--	1,176	--	98	1,274
Expenditures	--	(152)	--	--	(152)

Balance accrued as of
September 30, 2003	$ --	$ 1,024	$ --	$ 98	$ 1,122

     The accrual amount remaining as of September 30, 2003 represents mainly lease obligations relating to the facilities in Houston, Texas and Boca Raton, Florida expected to be paid monthly for the next 21 to 27 months.

Liabilities Assumed In Microware Acquisition

     In August 2001, the Company assumed Microware’s restructuring liability amounting to $1.1 million as a result of the Microware acquisition. As of September 30, 2003, the Company has settled $603 thousand of employee termination and related costs, $120 thousand in legal fees and other costs and reversed $256 thousand. The remaining balance of $152 thousand represents other service fees. The remaining obligations are expected to be settled in the next three months.

First Quarter 2001 Restructuring Charge

     The following table summarizes the write-offs and expenditures related to the first quarter 2001 restructuring charge (in thousands):

	Employee termination and related costs	Leasehold improvements and facilities	Property and equipment	Capitalized software	Other charges	Total
Restructuring costs	$ 2,777	$ 3,434	$ 2,460	$ 1,067	$ 105	$ 9,843
Expenditures	(2,545)	(378)	--	--	(46)	(2,969)
Write-offs	--	(113)	(2,460)	(1,067)	--	(3,640)

Balance accrued as of
December 31, 2001	232	2,943	--	--	59	3,234
Expenditures	(232)	(679)	--	--	(10)	(921)
Write-offs	--	(627)	--	--	--	(627)
Reversals	--	--	--	--	(49)	(49)

Balance accrued as of
December 31, 2002	--	1,637	--	--	--	1,637
Expenditures	--	(125)	--	--	--	(125)

Balance accrued as of
March 31, 2003	--	1,512	--	--	--	1,512
Expenditures	--	(117)	--	--	--	(117)

Balance accrued as of
June 30, 2003	--	1,395	--	--	--	1,395
Expenditures	--	(132)	--	--	--	(132)

Balance accrued as of
September 30, 2003	$ --	$ 1,263	$ --	$ --	$ --	$ 1,263

     The accrual amount remaining as of September 30, 2003 represents mainly lease obligations relating to the facilities in Houston, Texas and Boca Raton, Florida expected to be paid monthly for the next 21 months.

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

     As of September 30, 2003 and December 31, 2002, there was no outstanding balance on the line of credit and the Company was in compliance with all debt covenants.

Note 9 – Long-Term Liabilities

Convertible Subordinated Notes

     Convertible subordinated notes are unsecured obligations convertible into the Company’s Common Stock and are subordinated to all present and future senior indebtedness of the Company. Interest on the subordinated notes accrues at 5.5% per year and is payable semi-annually on February 15 and August 15. The convertible subordinated notes are payable in full in August 2007. The notes are convertible, at the option of the holder, at any time on or before maturity, unless previously redeemed or repurchased, into shares of the Company’s Common Stock at a conversion price of $67.80 per share, which is equal to a conversion rate of 14.7484 shares per $1,000 principal amount of notes. The Company may redeem all or a portion of the notes at its option on or after August 20, 2003, provided that the notes will only be subject to mandatory redemption if the closing price of the Company’s Common Stock equals or exceeds 140% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of the notice of the provisional redemption. The accretion of the discount on the notes is calculated using the effective interest method.

     In February 2003, the Company repurchased $10.3 million of convertible subordinated notes with a related discount of $308 thousand. The Company repurchased the notes in the open market for $9.2 million and, as a result, recorded a gain of $825 thousand.

     As of September 30, 2003 and December 31, 2002, the Company had $67.5 million and $77.4 million of convertible subordinated notes outstanding, net of unamortized discount of $1.2 million and $1.7 million, respectively. Amortization of discounts on the convertible subordinated notes was $70 thousand and $77 thousand for the three months ended September 30, 2003 and 2002, respectively, and $212 thousand and $248 thousand for the nine months ended September 30, 2003 and 2002, respectively. The estimated fair value of the convertible subordinated notes was $64.6 million and $66.5 million at September 30, 2003 and December 31, 2002, respectively.

Mortgage Payable

     During the nine months ended September 30, 2003, the Company paid $66 thousand of principal on its mortgage payable related to a building owned in Des Moines, Iowa, along with interest at 7.46%. During the nine months ended September 30, 2003, the Company reinvested $865 thousand of restricted cash in a restricted investment account as a part of collateral for its mortgage. The current portion of the mortgage payable of $85 thousand and $84 thousand is included in Other accrued liabilities in the Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002, respectively.

      In July 2003, the Company entered into an agreement to sell the Des Moines, Iowa facility. The agreement included three significant contingencies that needed to be resolved before closing and management did not believe the transaction was probable; therefore, the asset was not classified as held for sale. However, because of a possible loss on the transaction as of September 30, 2003, the Company prepared a probability weighted impairment analysis for this asset held for use. The analysis indicated that, as of September 30, 2003, the net book value of this asset held for use was not impaired.

      Subsequent to September 30, 2003, final approval of the sale was received from the Board of Directors representing the buyer and the remaining two contingencies were resolved. Based on these resolutions subsequent to the end of the third quarter 2003, management now considers the sale to be probable and estimate that the sale will close prior to December 31, 2003. Subject to the closing of the sale, the Company will be paying the mortgage payable in full. The estimated loss on the sale of this facility is between $2.0 and $2.5 million as a result of prepayment penalties on the mortgage and related transaction costs.

     The aggregate maturities of long-term liabilities for each of the five years ending December 31, 2007 and thereafter at September 30, 2003 are as follows (in thousands):

Years Ending December 31,	Convertible Subordinated Notes	Mortgage Payable
2003 (remaining three months)	$ --	$ 20
2004	--	88
2005	--	97
2006	--	104
2007	68,748	113
Thereafter	--	6,185

	68,748	6,607
Less: unamortized discount	(1,235)	--
Less: current portion	--	(85)

Long-term liabilities, net	$ 67,513	$ 6,522

Note 10 – Basic and Diluted Income (Loss) Per Share

     A reconciliation of the numerator and the denominator used to calculate basic and diluted income (loss) per share is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Numerator - Basic
Income (loss) from continuing operations, basic	$ 2,270	$ 47	$ 4,492	$(2,984)

Discontinued operations related to Savvi business:
Loss from discontinued operations	--	(1,143)	(4,679)	(2,902)
Income tax benefit	--	(575)	--	(1,640)

Net income (loss), basic	$ 2,270	$ (521)	$ (187)	$(4,246)

Numerator - Diluted
Income (loss) from continuing operations, basic	2,270	47	4,492	(2,984)
Interest on convertible notes (1)	--	--	--	--

Income (loss) from continuing operations, diluted	$ 2,270	$ 47	$ 4,492	$(2,984)

Net income (loss), basic	2,270	(521)	(187)	(4,246)
Interest on convertible notes (1)	--	--	--	--

Net income (loss), diluted	$ 2,270	$ (521)	$ (187)	$(4,246)

Denominator - Basic
Weighted average shares used to calculate income (loss) per share from
continuing operations, basic	17,956	17,526	17,804	17,475

Weighted average shares used to calculate net income (loss) per share,
basic	17,956	17,526	17,804	17,475

Denominator - Diluted
Weighted average shares used to calculate income (loss) per share from
continuing operations, basic	17,956	17,526	17,804	17,475
Effect of dilutive stock options (2)	727	3	410	--

Weighted average shares used to calculate income (loss) from continuing
operations, diluted	18,683	17,529	18,214	17,475

Weighted average shares used to calculate net income (loss) per share,
basic	17,956	17,526	17,804	17,475
Effect of dilutive stock options (3)	727	--	--	--

Weighted average shares used to calculate income (loss) from continuing
operations, diluted	18,683	17,526	17,804	17,475

Income (loss) per share from continuing operations:
Basic	$ 0.13	$ --	$ 0.25	$ (0.17)

Diluted	$ 0.12	$ --	$ 0.25	$ (0.17)

Net income (loss) per share:
Basic	$ 0.13	$ (0.03)	$ (0.01)	$ (0.24)

Diluted	$ 0.12	$ (0.03)	$ (0.01)	$ (0.24)

(1)

Interest on convertible notes and related as-if converted shares were excluded from the calculation as the effect would be anti-dilutive. At September 30, 2003 and 2002, the total number of as-if converted shares excluded from the calculation was 1.0 million and 1.2 million, respectively.

(2)

For the three and nine months ended September 30, 2003, options amounting to 2.0 million and 3.0 million, respectively, were excluded from the calculation as the exercise prices were higher than the average market price of the common shares; therefore, the effect would be anti-dilutive. For the three months ended September 30, 2002, options amounting to 3.9 million were excluded from the calculation as the exercise prices were higher than the average market price of the common shares; therefore, the effect would be anti-dilutive. For the nine months ended September 30, 2002, 3.3 million options were excluded from the calculation as the Company reported a loss from continuing operations; therefore, the effect would be anti-dilutive.

(3)

For the three months ended September 30, 2003, 2.0 million options were excluded from the calculation as the exercise prices were higher than the average market price of the common shares; therefore, the effect would be anti-dilutive. For the nine months ended September 30, 2003 and for the three and nine months ended September 30, 2002, 3.4 million, 3.9 million and 3.3 million options, respectively, were excluded from the calculation as the Company reported a net loss; therefore, the effect would be anti-dilutive.

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

     Information about the Company’s revenues and long-lived asset information by geographic area is as follows (in thousands):

Geographic Revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue
North America	$25,172	$30,034	$ 80,867	$ 89,600
Europe	21,894	15,943	59,364	59,558
Asia Pacific	3,096	1,950	7,233	3,620

Total	$50,162	$47,927	$147,464	$152,778

Long-Lived Assets by Geographic Area

	September 30, 2003	December 31, 2002
Property and equipment, net
United States	$22,969	$25,538
Europe	204	298
Asia Pacific	43	46

Total property and equipment, net	$23,216	$25,882

Goodwill, net
United States	$27,521	$29,969
Europe	--	--
Asia Pacific	--	--

Total goodwill, net	$27,521	$29,969

Intangible assets, net
United States	$ 7,198	$11,159
Europe	--	--
Asia Pacific	--	--

Total intangible assets, net	$ 7,198	$11,159

     For the three and nine months ended September 30, 2003, two customers accounted for more than 10.0% of total revenues. For the three months ended September 30, 2003, Nortel Networks Limited accounted for $9.1 million or 18.1% of total revenues and Nokia Corporation accounted for $10.5 million or 20.9% of total revenues. For the nine months ended September 30, 2003, Nortel Networks Limited accounted for $27.7 million or 18.8% of total revenues and Nokia Corporation accounted for $26.0 million or 17.7% of total revenues.

     For the three and nine months ended September 30, 2002, two customers accounted for more than 10.0% of total revenues. For the three months ended September 30, 2002, Nortel Networks Limited accounted for $7.6 million or 15.8% of total revenues and Nokia Corporation accounted for $5.2 million or 10.8% of total revenues. For the nine months ended September 30, 2002, Nortel Networks Limited accounted for $27.1 million or 17.7% of total revenues and Nokia Corporation accounted for $19.5 million or 12.7% of total revenues.

Note 12 – Discontinued Operations

     On March 14, 2003, the Company completed the sale of its Savvi business resulting in a loss of $4.3 million. As a result of this transaction, the Company recorded $4.1 million in write-offs of goodwill and intangible assets. The total $4.7 million loss from discontinued operations recorded in the three months ended March 31, 2003 includes the $4.3 million loss on the sale of the Savvi business as well as $393 thousand of net losses incurred by the business unit during the quarter, before the business unit was sold. Savvi net revenues are included in the loss from discontinued operations and amounted to none and $9 thousand for the three and nine months ended September 30, 2003, respectively. Savvi net revenues reclassified from revenues to loss from discontinued operations amounted to none and $64 thousand for the three and nine months ended September 30, 2002, respectively. No loss from discontinued operations was recorded for the three months ended September 30, 2003. For the three months ended September 30, 2002, a total of $568 thousand, or $0.03 per weighted average share outstanding, was reclassified from continuing operations to loss from discontinued operations, net of tax benefit. For the nine months ended September 30, 2003, the loss from discontinued operations amounted to $4.7 million, or $0.26 per weighted average share outstanding. For the nine months ended September 30, 2002, a total of $1.3 million, or $0.07 per weighted average share outstanding, was reclassified from continuing operations to loss from discontinued operations, net of tax benefit.

Note 13 – Legal Proceedings

     In the normal course of business, the Company is subject to legal proceedings, claims and litigation. As of September 30, 2003, the Company had no pending litigation that would have a material effect on the Company’s financial position, results of operations or cash flows.

Note 14 – Recent Accounting Pronouncements

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”). SFAS 146 requires that liabilities for costs associated with exit or disposal activities be recognized and measured initially at fair value in the period in which the liabilities are incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. In the three months ended March 31, 2003, the Company recorded restructuring charges in accordance with the provisions of SFAS 146. In the six months ended September 30, 2003, the Company did not incur any charges associated with exit or disposal activities that would be required to be recorded in accordance with the provisions of SFAS 146.

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

Note 15 – Stock Option Exchange Program

     On August 27, 2003, the Company completed a shareholder approved stock option exchange program. Under the exchange offer, eligible employees had the opportunity to tender for cancellation certain stock options in exchange for new options to be granted at least six months and one day after the cancellation of the tendered options. The Company accepted for cancellation options to purchase an aggregate of 649,604 shares of its common stock under the RadiSys Corporation 1995 Stock Incentive Plan and options to purchase an aggregate of 1,083 shares of its common stock under the RadiSys Corporation 2001 Nonqualified Stock Option Plan. Subject to the terms and conditions of the exchange offer, RadiSys will grant new options under its 2001 Nonqualified Stock Option Plan to purchase up to an aggregate of 403,995 shares of its common stock in exchange for the options surrendered and cancelled in the exchange offer. The exercise price per share of the new options will be equal to the fair market value of our common stock on the new grant date, which will be determined by the Board of Directors and is expected to be no earlier than March 1, 2004.

Note 16– Subsequent Events

      In July 2003, the Company entered into an agreement to sell the Des Moines, Iowa facility. The agreement included three significant contingencies that needed to be resolved before closing and management did not believe the transaction was probable; therefore, the asset was not classified as held for sale. However, because of a possible loss on the transaction as of September 30, 2003, the Company prepared a probability weighted impairment analysis for this asset held for use. The analysis indicated that, as of September 30, 2003, the net book value of this asset held for use was not impaired.

      Subsequent to September 30, 2003, final approval of the sale was received from the Board of Directors representing the buyer and the remaining two contingencies were resolved. Based on these resolutions subsequent to the end of the third quarter 2003, management now considers the sale to be probable and estimate that the sale will close prior to December 31, 2003. Subject to the closing of the sale, the Company will be paying the mortgage payable in full. The estimated loss on the sale of this facility is between $2.0 and $2.5 million as a result of prepayment penalties on the mortgage and related transaction costs.

      The Company is currently evaluating several alternatives for raising additional capital. The additional capital would be used for general corporate purposes, including working capital and potential acquisitions and partnerships.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company provides embedded systems for compute, data processing, and network-intensive applications to original equipment manufacturers within the commercial systems, enterprise systems and service provider systems markets. The Company focuses on industry-leading solutions while working in a close “virtual division” relationship with its customers. The Company’s value proposition to its customers is providing leading technology solutions, while improving their time-to-market advantage and reducing total life-cycle costs.

     Total revenue was $50.2 million for the three months ended September 30, 2003, compared to $47.9 million for the three months ended September 30, 2002 and $147.5 million for the nine months ended September 30, 2003, compared to $152.8 million for the nine months ended September 30, 2002. Net income was $2.3 million for the three months ended September 30, 2003, compared to a net loss of $521 thousand for the three months ended September 30, 2002. Net loss was $187 thousand for the nine months ended September 30, 2003, compared to a net loss of $4.2 million for the nine months ended September 30, 2002. Net income per share was $0.13 and $0.12, basic and diluted, respectively, for the three months ended September 30, 2003, compared to net loss per share of $0.03, basic and diluted, for the three months ended September 30, 2002. Net loss per share was $0.01, basic and diluted, for the nine months ended September 30, 2003, compared to net loss per share of $0.24, basic and diluted for the nine months ended September 30, 2002.

     Certain statements made in this section of the report may be deemed to be forward-looking statements. Please see the information contained in the section entitled “FORWARD-LOOKING STATEMENTS.”

Markets

     The Company provides embedded technology solutions to three distinct markets:

•

Commercial Systems – The commercial systems market includes the following sub-markets: medical equipment, transaction terminals, test and measurement equipment, semiconductor capital equipment, and automated industrial equipment. Examples of products into which the Company’s embedded solutions are incorporated into include: 4D ultrasound systems, blood analyzers, CT scanners, ATM terminals, point of sale terminals, high-end test equipment and electronics assembly equipment.

•

Enterprise Systems – The enterprise systems market includes embedded compute, processing and networking systems used in private enterprise IT infrastructure. Examples of products that the Company’s embedded solutions are used in include blade-based servers, unified messaging systems, IP-enabled PBX systems, storage systems, and local area network I/O cards.

•

Service Provider Systems – The service provider systems market includes embedded communication systems that are used in voice, video, and data systems within public network systems. Examples of these products include 2, 2.5 and 3G wireless infrastructure, wireline infrastructure, packet-based switches, and unified messaging.

     The Company provides system architecture, design, sourcing, configuration, delivery and full product life-cycle management to systems providers. The markets for embedded systems are growing as a result of, among other things, the following:

•	Increasing levels of intelligence and networking content in all systems, including systems monitoring and control, real-time information processing, and high-bandwidth network connectivity.

•	Increasing focus by system makers on their core competencies and application specific intellectual property, with increased desire for merchant-supplied embedded processing and networking systems.

•	Increasing demand for standards-based solutions so system makers are not required to develop their own proprietary architectures.

•	The emergence of new technologies such as switch fabrics, network I/O cards, packet processing, network processing, and voice processing, following the embedded systems model.

     The Company believes system makers will look to outside sources for supply of integrated hardware/software building blocks to achieve better technical solutions, faster time-to-market and reduced life-cycle costs.

Strategy

     The Company’s strategy is to provide its customers with a “virtual division” where embedded systems, or functional building blocks, are conceived, developed, supplied, and managed. The Company believes that this will enable their customers to focus their resources and development on application-specific capabilities giving them higher value systems and a time-to-market advantage with a lower total cost of ownership. Historically, system makers had been largely vertically integrated, developing most, if not all, of the functional building blocks of their systems. System makers are now more focused on their core competencies and are looking for partners to provide them with building blocks for a growing number of processing and networking functions.

Critical Accounting Policies and Estimates

     The Company reaffirms its critical accounting policies and use of estimates as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations

     The following table sets forth certain operating data as a percentage of revenues for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.9	68.4	68.0	70.5

Gross margin	32.1	31.6	32.0	29.5

Research and development	11.4	13.5	11.5	14.1
Selling, general, and administrative	13.1	14.5	13.5	15.6
Intangible assets amortization	1.5	1.6	1.6	1.5
Restructuring charges	--	--	1.2	2.8

Income (loss) from operations	6.1	2.0	4.2	(4.5)

Gain on repurchase of convertible
subordinated notes	--	--	0.6	1.8
Interest expense, net	(1.2)	(1.2)	(1.1)	(1.4)
Other expense, net	(0.4)	(0.6)	(0.7)	(0.4)

Income (loss) from continuing operations before income tax benefit	4.5	0.2	3.0	(4.5)
Income tax benefit	--	0.1	--	(2.5)

Income (loss) from continuing operations	4.5	0.1	3.0	(2.0)
Discontinued operations related to Savvi business:
Loss from discontinued operations	--	(2.4)	(3.1)	(1.9)

Income tax benefit	--	(1.2)	--	(1.1)

Net income (loss)	4.5%	(1.1)%	(0.1)%	(2.8)%

Comparison of three and nine months ended September 30, 2003 to three and nine months ended September 30, 2002

     Revenues. Revenues increased $2.2 million, or 4.7%, from $47.9 million for the three months ended September 30, 2002 to $50.2 million for the three months ended September 30, 2003. Revenues decreased $5.3 million, or 3.5%, from $152.8 million for the nine months ended September 30, 2002 to $147.5 million for the nine months ended September 30, 2003. The increase in revenues for the three months ended September 30, 2003, compared to the same period in 2002, is primarily due to an increase in revenues in the service provider systems market of $4.8 million offset by a decrease in revenues in the commercial systems market of $3.0 million. Revenues in the service provider systems market increased in the three months ended September 30, 2003, compared to the same period in 2002, primarily due to increased shipments of 2, 2.5 and 3G wireless infrastructure products. Revenues in the commercial systems market decreased in the three months ended September 30, 2003, compared to the same period in 2002, primarily due to an increase in the number of product end-of-life orders fulfilled by the Company in the three months ended September 30, 2002. The decrease in revenues for the nine months ended September 30, 2003, compared to the same period in 2002, is primarily due to decreases in revenues in the service provider systems and commercial systems markets of $1.6 million and $5.2 million, respectively. Revenues in the service provider systems market and the commercial systems market decreased in the nine months ended September 30, 2003, compared to the same period in 2002, as the Company experienced lower unit volume sales on existing customer contracts as a result of unfavorable economic conditions. Given the dynamics of these markets, the Company may experience general fluctuations in the percentage of revenue attributable to each market. The Company currently expects that, on average, each of the three markets will represent roughly one-third of total revenues.

     Additionally, for the three months ended September 30, 2003, compared to the same period in 2002, the overall increase in revenues is due to an increase in European and Asia Pacific revenues of $7.1 million, partially offset by a decrease in North American revenues of $4.9 million. For the nine months ended September 30, 2003, compared to the same period in 2002, the overall decrease in revenues is primarily due to a decrease in North American revenues of $8.7 million, partially offset by an increase in Asia Pacific revenues of $3.6 million. The Company currently expects continued quarterly fluctuations in the percentage of revenue from each geographic region.

     Gross Margin. Gross margin for the three months ended September 30, 2003 was 32.1%, compared to 31.6% for the three months ended September 30, 2002. Gross margin for the nine months ended September 30, 2003 was 32.0%, compared to 29.5% for the nine months ended September 30, 2002. The increase in gross margin as a percentage of revenues for the three and nine months ended September 30, 2003, compared to the same periods in 2002, was due to improvements in the Company’s manufacturing cost structure as a result of the restructuring events in the first quarter of 2003 and the second quarter of 2002. In addition, early in 2002, the Company began an aggressive strategic plan to reduce material costs, which began to materialize in the latter half of 2002. As such, these cost reductions resulted in an increase in gross margin for the three and nine months ended September 30, 2003, compared to the same periods in 2002. The Company’s long-term gross margin target range continues to be 32% to 35%.

     Research and Development. Research and development expenses consist primarily of salary, bonuses, and benefits for product development staff, and cost of design and development supplies and equipment, net of reimbursements for non-recurring engineering services. Research and development expenses decreased $768 thousand, or 11.9%, from $6.5 million for the three months ended September 30, 2002 to $5.7 million for the three months ended September 30, 2003. Research and development expenses decreased $4.6 million, or 21.3%, from $21.6 million for the nine months ended September 30, 2002 to $17.0 million for the nine months ended September 30, 2003. The decrease in research and development expenses is due mainly to a reduction in payroll-related expenses of $1.1 million and $4.6 million in the three and nine months ended September 30, 2003, respectively, compared to the same periods in 2002. The reduction in payroll expenses is a result of decreases in headcount, primarily associated with the restructuring events in the first quarter of 2003 and the second quarter of 2002. In addition, the overall decrease in research and development expenses is a result of cost cutting measures undertaken in 2002 and 2003, including office closures and tighter controls on discretionary spending. The Company anticipates that quarterly research and development expenses, for the foreseeable future, will be $200 thousand to $300 thousand greater than the research and development expenses incurred in the three months ended September 30, 2003. The Company’s long-term target for research and development expenses continues to be 10-12% of revenues.

     Selling, General, and Administrative. Selling, general and administrative expenses consist primarily of salary, commissions, bonuses and benefits for sales, marketing, executive, and administrative personnel, as well as the costs of professional services and costs of other general corporate activities. Selling, general and administrative expenses decreased $426 thousand, or 6.1%, from $7.0 million for the three months ended September 30, 2002 to $6.6 million for the three months ended September 30, 2003. Selling, general and administrative expenses decreased $4.0 million, or 16.6%, from $23.9 million for the nine months ended September 30, 2002 to $19.9 million for the nine months ended September 30, 2003. The decrease in selling, general and administrative expenses for the three and nine months ended September 30, 2003, compared to the same periods in 2002, was primarily due to unusual severance and relocation charges incurred in the prior year and a reduction in payroll expenses. Specifically, in June 2002, the Company incurred $1.2 million of severance-related expenses paid to a former executive. The reduction in payroll expenses is a result of decreases in headcount, primarily associated with the restructuring events in the first quarter of 2003 and the second quarter of 2002. In addition, the overall decrease in sales, general and administrative expenses is a result of cost cutting measures undertaken in 2002 and 2003, including office closures and tighter controls on discretionary spending. The Company anticipates that quarterly selling, general, and administrative expenses, for the foreseeable future, will be $300 thousand to $400 thousand greater than the selling, general, and administrative expenses incurred in the three months ended September 30, 2003. The Company’s long-term goal for selling, general, and administrative expenses is 10-12% of revenues.

     Intangibles Amortization. Intangibles amortization expense was flat at $765 thousand and $2.3 million for the three and nine months ended September 30, 2003 and 2002, respectively. Intangible assets consist of purchased technology, patents and other identifiable intangible assets.

     Restructuring Charges. The Company evaluates the adequacy of the accrued restructuring charges on a quarterly basis. As a result, the Company records certain reclassifications and reversals to the accrued restructuring charges based on the results of the evaluation. The total accrued restructuring charges for each restructuring event are not affected by reclassifications. Reversals are recorded in the period in which the Company determines that expected restructuring obligations are less than the amounts accrued. Tables summarizing the activity in the accrued liability for each restructuring event are contained in Footnote 7 of the Notes to the Consolidated Financial Statements. During the three and nine months ended September 30, 2003 and 2002, the Company recorded restructuring charges and reversals as described below.

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

Second Quarter 2002 Restructuring Charge

     In September 2002, the Company recorded a restructuring charge of $4.4 million as a result of its continued efforts to improve cost structure and consolidate redundant functions and facilities. The restructuring charge includes a net workforce reduction of 80 employee positions, the closure of the Houston, Texas Design Center, and the consolidation of certain domestic and international sales and service offices. The 80 employee positions eliminated included 46 engineering positions, 19 sales positions, and 15 administrative positions.

Reversals

     The Company recorded reversals amounting to $70 thousand and $2 thousand during the nine months ended September 30, 2002 and September 30, 2003, respectively, related to various over-accruals for restructuring charges recorded in 2001. The Company recorded no reversals during the three months ended September 30, 2003.

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

     Interest Expense, net. Interest expense, net, primarily includes interest expense incurred on convertible subordinated notes and net income earned on investments. Net interest expense decreased $2 thousand, or 0.3%, from $579 thousand for the three months ended September 30, 2002 to $577 thousand for the three months ended September 30, 2003. Net interest expense decreased $451 thousand or 22.2%, from $2.0 million for the nine months ended September 30, 2002 to $1.6 million for the nine months ended September 30, 2003.

     Interest expense decreased $167 thousand, or 12.7%, from $1.3 million for the three months ended September 30, 2002 to $1.2 million for the three months ended September 30, 2003. Interest expense decreased $797 thousand, or 18.5% from $4.3 million for the nine months ended September 30, 2002 to $3.5 million for the nine months ended September 30, 2003. The primary reason for the decrease in interest expense was the decrease in the balance of outstanding convertible subordinated notes. This decrease is due to the repurchases of the convertible subordinated notes on various dates in 2003 and 2002.

     Interest income decreased $165 thousand, or 22.2%, from $740 thousand for the three months ended September 30, 2002 to $574 thousand for the three months ended September 30, 2003. Interest income decreased $347 thousand, or 15.2%, from $2.3 million for the nine months ended September 30, 2002 to $1.9 million for the nine months ended September 30, 2003. Interest income decreased as a result of lower yields earned on investments.

     Other Expense, net. Other expense, net, primarily includes foreign currency exchange gains and losses and unusual items. Other expense, net, decreased $63 thousand, or 23.7%, from $264 thousand for the three months ended September 30, 2002 to $202 thousand for the three months ended September 30, 2003. Other expense, net, increased $317 thousand, or 46.9%, from $674 thousand for the nine months ended September 30, 2002 to $991 thousand for the nine months ended September 30, 2003.

     Foreign currency exchange rate fluctuations resulted in expenses of $33 thousand for the three months ended September 30, 2003 compared to $252 thousand for the three months ended September 30, 2002. Foreign currency exchange rate fluctuations resulted in expenses of $212 thousand for the nine months ended September 30, 2003 compared to $899 thousand for the nine months ended September 30, 2002.

     Net of the change in expenses related to foreign currency exchange rate fluctuations, the increase in other expense, net, for the three and nine months ended September 30, 2003, compared to the same periods in 2002, is primarily attributable to several unusual items. Specifically, in the nine months ended September 30, 2003, the Company recorded a loss related to an other-than-temporary decline in value on its investment in shares of GA eXpress (“GA”) common stock amounting to $358 thousand. The Company holds shares in GA as a result of the 1996 sale of Texas Micro’s Sequoia Enterprise Systems business unit to GA in exchange for stock. The Company acquired Texas Micro in 2001. Factors the Company considered when it determined the decline in value on the investment in GA shares was other than temporary, include, but are not limited to, the likelihood that the related company would have insufficient cash flows to operate for the next twelve months, significant changes in the operating performance or operating model and/or changes in market conditions. As of September 30, 2003, the estimated fair value of this investment is zero. In March 2003, the Company performed a fixed asset physical inventory count resulting in write-offs of $240 thousand. In June 2002, the Company recorded a gain on the sale of an investment in the amount of $69 thousand. Additionally, in March 2002, the Company recorded other income in the amount of $189 thousand related to an insurance reimbursement.

     Income Tax Benefit. The Company recorded no income tax expense or benefit from continuing and discontinued operations for the three and nine months ended September 30, 2003. The Company has elected to record a zero tax rate or an effective tax rate of 0.0% for the three and nine months ended September 30, 2003, based on projected results for 2003 and the estimate of permanent book versus tax differences.

     The Company recorded income tax expense from continuing operations of $47 thousand and income tax benefit from continuing operations of $3.9 million for the three and nine months ended September 30, 2002, respectively. The Company recorded an income tax benefit from continuing and discontinued operations, combined, of $528 thousand and $5.5 million for the three and nine months ended September 30, 2002, respectively. The Company’s effective tax rate was (50.3%) and (56.5%) for the three and nine months ended September 30, 2002, respectively.

      The decrease in income tax benefit for the three months ended September 30, 2003 compared to the same period in 2002, is due to the Company generating pre-tax net income for the three months ended September 30, 2003 versus pre-tax net loss for the three months ended September 30, 2002. The decrease in income tax benefit for the nine months ended September 30, 2003 compared to the same period in 2002, is due to an elimination of pre-tax losses, including the loss from discontinued operations related to the Savvi business.

     At September 30, 2003, the balance of net deferred tax assets was $28.7 million after providing a valuation allowance of $16.2 million due to the uncertainty of realization of certain net operating loss and tax credit carryforwards.

     Discontinued Operations. On March 14, 2003, the Company completed the sale of its Savvi business resulting in a loss of $4.3 million. As a result of this transaction, the Company recorded $4.1 million in write-offs of goodwill and intangible assets. The total $4.7 million loss from discontinued operations recorded for the three months ended March 31, 2003 includes the $4.3 million loss on the sale of the Savvi business as well as $393 thousand of net losses incurred by the business unit during the quarter, before the business unit was sold. For the three and nine months ended September 30, 2002, a total of $568 thousand and $1.3 million, respectively, were reclassified from continuing operations to losses from discontinued operations as a result of the sale of the Savvi business in the first quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

     The following table presents selected financial information for each of the quarters ended on the dates indicated (in thousands, other than days sales outstanding, days to pay and inventory turns):

	September 30, 2003	December 31, 2002	September 30, 2002
Working capital	$120,851	$132,474	$129,364
Cash and cash equivalents and investments, net	$118,223	$118,927	$114,671
Cash and cash equivalents	$ 38,239	$ 33,138	$ 27,492
Short-term investments, net	$ 50,373	$ 72,661	$ 73,611
Accounts receivable, net	$ 34,665	$ 27,473	$ 28,071
Inventories, net	$ 26,957	$ 24,864	$ 26,737
Long-term investments, net	$ 29,611	$ 13,128	$ 13,568
Accounts payable	$ 21,096	$ 18,933	$ 19,181
Convertible subordinated notes	$ 67,513	$ 77,366	$ 78,389
Days sales outstanding (A)	63	53	53
Days to pay (B)	56	52	53
Inventory turns (C)	5.0	5.3	4.9

(A)	Based on (ending net trade receivables divided by quarterly revenue each period) times (365 divided by 4).
(B)	Based on (ending accounts payable divided by quarterly cost of sales) times (365 divided by 4).
(C)	Based on (quarterly cost of sales divided by ending inventory) times 4.

     Cash and cash equivalents increased by $5.1 million from $33.1 million at December 31, 2002, to $38.2 million at September 30, 2003. Activities impacting cash and cash equivalents are as follows (in thousands):

	Nine Months Ended September 30,
	2003	2002
Cash provided by operating activities	$ 7,802	$ 18,240
Cash provided by (used in) investing activities	2,106	(7,019)
Cash used in financing activities	(5,734)	(14,702)
Effect of exchange rate changes	927	1,937

Net increase (decrease) in cash and cash equivalents	$ 5,101	$(1,544)

     The decrease in cash provided by operating activities for the nine months ended September 30, 2003, compared to the same period in 2002, was primarily due to a decrease in net accounts receivable collections of $20.5 million offset by an overall decrease in cash paid for operating expenses. Cash collections on accounts receivable have decreased from 2002 to 2003 as a result of decreasing accounts receivable balances due to lower sales volumes. In addition, in the nine months ended September 30, 2003, the increase in the accounts receivable, net was primarily attributable to a higher percentage of revenue shipments in the last month of the third quarter. The decrease in operating expenses for the three and nine months ended September 30, 2003, compared to the same periods in 2002, was primarily due to the reduction in payroll related expenses resulting from decreases in headcount, primarily associated with the restructuring events in the first quarter of 2003 and the second quarter of 2002. In addition, the overall decrease in operating expenses is a result of cost cutting measures undertaken in 2002 and 2003, including office closures and tighter controls on discretionary spending. Additionally, in the nine months ended September 30, 2002, the Company incurred unusual severance and relocation charges. Specifically, in June 2002, the Company incurred $1.2 million of severance-related expenses paid to a former executive. .

     Net cash provided by investing activities was $2.1 million for the nine months ended September 30, 2003. Net cash used in investing activities was $7.0 million for the nine months ended September 30, 2002. Net cash resulting from the purchases and maturities of investments increased by $8.3 million as a result of a shift in the Company’s investments to longer-term investments. Capital expenditures decreased by $202 thousand. Capital expenditures decreased due to cost-cutting measures undertaken in 2002 and 2003. During the nine months ended September 30, 2003, capital expenditures primarily consisted of expenditures for an upgrade to the Company’s enterprise resource planning (ERP) system, manufacturing test equipment and purchases of computers. During the nine months ended September 30, 2002, capital expenditures primarily consisted of purchases of network upgrades, manufacturing test equipment, and computers. Cash proceeds from the sale of the Savvi business in March 2003 were $360 thousand.

     Net cash used in financing activities was $5.7 million and $14.7 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease in the cash used in financing activities was primarily attributable to a decrease in the amounts of convertible subordinated notes repurchased in each period and an increase in the net proceeds from the issuance and repurchases of common stock. During the nine months ended September 30, 2003 and 2002, the Company repurchased convertible subordinated notes in the open market for $9.2 million and $16.5 million, respectively. During the nine months ended September 30, 2003 and 2002, the Company received net proceeds from the issuance and repurchases of common stock of $3.6 million and $1.9 million.

Held- to-Maturity Investments

     Held-to-maturity investments as of September 30, 2003 and December 31, 2002 consisted of the following (in thousands):

	September 30, 2003	December 31, 2002
Short-term held-to-maturity investments,
Net of unamortized premium of $1,124 and $864, respectively	$50,373	$72,661
Long-term held-to-maturity investments,
Net of unamortized premium of $561 and $600, respectively	$29,611	$13,128

     As of September 30, 2003, the Company’s long-term held-to-maturity investments had maturities ranging from 14.0 months to 34.8 months. The Company’s investment policy requires that the total investment portfolio, including cash and investments, not exceed a maximum weighted average maturity of 18 months. In addition, the policy mandates that an individual investment must have a maturity of less than 36 months, with no more than 20% of the total portfolio exceeding 24 months. As of September 30, 2003, the Company was in compliance with its investment policy.

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

     As of September 30, 2003 and December 31, 2002, there was no outstanding balance on the line of credit and the Company was in compliance with all debt covenants.

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

Mortgage Payable

     During the nine months ended September 30, 2003, the Company paid $66 thousand of principal on its mortgage payable related to a building owned in Des Moines, Iowa, along with interest at 7.46%. During the nine months ended September 30, 2003, the Company reinvested $865 thousand of restricted cash in a restricted investment account as a part of collateral for its mortgage. The current portion of the mortgage payable of $85 thousand and $84 thousand is included in Other accrued liabilities in the Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002, respectively.

      In July 2003, the Company entered into an agreement to sell the Des Moines, Iowa facility. The agreement included three significant contingencies that needed to be resolved before closing and management did not believe the transaction was probable; therefore, the asset was not classified as held for sale. However, because of a possible loss on the transaction as of September 30, 2003, the Company prepared a probability weighted impairment analysis for this asset held for use. The analysis indicated that, as of September 30, 2003, the net book value of this asset held for use was not impaired.

      Subsequent to September 30, 2003, final approval of the sale was received from the Board of Directors representing the buyer and the remaining two contingencies were resolved. Based on these resolutions subsequent to the end of the third quarter 2003, management now considers the sale to be probable and estimate that the sale will close prior to December 31, 2003. Subject to the closing of the sale, the Company will be paying the mortgage payable in full. The estimated loss on the sale of this facility is between $2.0 and $2.5 million as a result of prepayment penalties on the mortgage and related transaction costs.

     The following summarizes the Company’s contractual obligations at September 30, 2003 and the effect of such on its liquidity and cash flows in future periods (in thousands):

Years Ending December 31,	Convertible Subordinated Notes	Mortgage Payable	Future Minimum Lease Payments	Total
2003 - remaining three months	$ --	$ 20	$ 677	$ 697
2004	--	88	2,551	2,639
2005	--	97	2,272	2,369
2006	--	104	1,764	1,868
2007	68,748	113	1,780	70,641
Thereafter	--	6,185	7,211	13,396

	68,748	6,607	16,255	91,610
Less: current portion	--	(85)	(2,543)	(2,628)

Long-term obligations	$68,748	$ 6,522	$ 13,712	$ 88,982

     The Company does not engage in any activity involving special purpose entities or off-balance sheet financing.

Liquidity Outlook

     The Company believes that its current cash and cash equivalents and investments, net of $118 million at September 30, 2003 and cash generated from operations will satisfy its short and long-term expected working capital needs, capital expenditures, stock repurchases, and other liquidity requirements associated with its existing business operations. Capital expenditures are expected to range from $500 thousand to $1.0 million per quarter.

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

RISK FACTORS

The Company depends on the commercial systems, service provider systems and enterprise systems markets in which demand can be cyclical and any inability to sell products to these markets could have a material adverse effect on its revenues.

     The Company derives its revenues from a number of diverse end markets, some of which are subject to significant cyclical changes in demand. In 2002, the Company derived 37%, 27% and 36% of its revenues from the service provider systems market, the enterprise systems market, and the commercial systems market, respectively. For the nine months ended September 30, 2003, the Company derived 37%, 28% and 35% of its revenues from the service provider systems market, the enterprise systems market, and the commercial systems market, respectively. The Company believes that its revenues for the remainder of 2003 will be similarly divided between these three markets. Some of these markets are characterized by intense competition, rapid technological change, economic uncertainty and structural financial problems. A slowed economy in the United States, and a global slowdown in the service provider market, has created additional uncertainties for the Company’s customers and therefore the Company’s business. The Company’s exposure to economic cyclicality and any related fluctuation in customer demand could have a material adverse effect on the Company’s revenues and financial condition.

Because of the Company’s dependence on certain customers, the loss of a top customer could have a material adverse effect on the Company’s revenues and profitability.

     During 2002, the Company derived 48% of its revenues from five customers. These five customers were Nortel, Nokia, Comverse, IBM and Diebold. For the nine months ended September 30, 2003, the Company derived 56% of its revenues from the same five customers. During 2002, revenues attributable to Nortel and Nokia were 17% and 13%, respectively. For the nine months ended September 30, 2003, revenues attributable to Nortel and Nokia were 19% and 18%, respectively. The Company believes that sales to these customers will continue to be a substantial percentage of its revenues in 2003. A financial hardship experienced by, or a substantial decrease in sales to, any one of the Company’s top customers could materially affect revenues and profitability.

The Company derives a majority of its revenue from design wins; not all design wins actually ramp into production, and if ramped into production the volumes derived from such design wins may not be as significant as the Company had originally estimated, which could have a substantial negative impact on the Company’s revenues and profitability.

     The Company derives a majority of its revenues from design wins for Original Equipment Manufacturers (“OEM”) products. The Company announced 46 design wins during 2002. In the first quarter of 2003, the Company completed the sale of its Savvi business. Three of the 2002 design wins were attributable to the Savvi business. None of the 2002 Savvi business design wins ramped into production. In the first quarter of 2003, the Company changed the acceptance criteria for declaring a design win to require that programs progress further through the sales cycle before being classified as a design win. This change, effective January 1, 2003, prospectively impacted the count and timing of reported wins in the first nine months of 2003. During the nine months ended September 30, 2003, the Company announced 30 design wins. A design win is a project estimated at the time of the design win to produce more than $500 thousand in revenue per year assuming full production. Design wins that ramp into production do so at varying rates. If a design win actually ramps into production, the average ramp into production begins about 12 months after the win, although some more complex wins can take up to 24 months or longer. After that, there is an additional time lag from the start of production ramp to peak revenue. Not all design wins ramp into production and even if a win is ramped into production, the volumes derived from such design win may not be as significant as the Company had originally estimated. The determination of a design win is highly subjective and is based on information available to the Company at the time of the project estimate. Design wins are sometimes canceled or delayed, or can perform below original expectations, which can adversely impact revenues and profitability.

Because of the Company’s dependence on a few suppliers, or in some cases one supplier, for some of the components it uses in the manufacture of its products, a loss of a supplier or a shortage of any of these components could have a material adverse effect on the Company’s business or its financial performance.

     The Company depends on a few suppliers, or in some cases one supplier, for some of the components the Company uses in the manufacture of its products. For example, the Company primarily uses Intel microprocessors for its products and any disruption in supply could adversely impact the Company’s financial performance. In addition, the Company depends on two primary contract manufacturing partners, Manufacturers’ Services Limited and Sanmina-SCI, and failed execution on their behalf could temporarily effect the Company’s revenue and profitability.

Competition in the market for embedded systems is intense, and if the Company loses its position, its revenues and profitability could decline.

     Some of the Company’s competitors and potential competitors have a number of significant advantages over the Company, including:

•	a longer operating history;

•	greater name recognition and marketing power;

•	preferred vendor status with the Company’s existing and potential customers; and

•	significantly greater financial, technical, marketing and other resources, which allow them to respond more quickly to new or changing opportunities, technologies and customer requirements.

     Furthermore, existing or potential competitors may establish cooperative relationships with each other or with third parties or adopt aggressive pricing policies to gain market share.

     As a result of increased competition, the Company could encounter significant pricing pressures. These pricing pressures could result in significantly lower average selling prices for the Company’s products. The Company may not be able to offset the effects of any price reductions with an increase in the number of customers, cost reductions or otherwise. In addition, many of the industries the Company serves, such as the communications industry, are encountering market consolidation, or are likely to encounter consolidation in the near future, which could result in increased pricing pressure and additional competition.

     The Company competes with a number of companies providing embedded systems, including Advantech Co. LTD., Force Computers, a division of Solectron, Inc., divisions within Intel Corporation, Kontron AG, Mercury Computer Systems, Motorola Computer Group, a unit of Motorola Inc., Performance Technologies and SBS Technologies.

The Company’s international operations expose the Company to additional political, economic and regulatory risks not faced by businesses that operate only in the United States.

     The Company derived 38% of its 2002 revenues from Europe and Israel and 3% from Asia. For the nine months ended September 30, 2003, the Company derived 40% of its revenues from Europe and Israel and 5% from Asia. In addition, the Company has a design center located in Birmingham, United Kingdom. As a result, the Company is subject to worldwide economic and market conditions risks generally associated with global trade, such as fluctuating exchange rates, tariff and trade policies, domestic and foreign tax policies, foreign governmental regulations, political unrest, wars and other acts of terrorism and changes in other economic conditions. These risks, among others, could adversely affect the Company’s results of operations or financial position.

If the Company is unable to generate sufficient income in the future, it may not be able to fully utilize its net deferred tax assets or support its current levels of goodwill and intangibles on its balance sheet.

     The Company cannot provide absolute assurance that it will generate sufficient taxable income to fully utilize the net deferred tax assets of $28.7 million as of September 30, 2003. Accordingly, the Company may be required to record an additional valuation allowance against the deferred tax assets if its future expectations of taxable income are not achieved. On the other hand, if the Company generates taxable income in excess of its future expectations, the valuation allowance may be reduced accordingly. The Company also cannot provide absolute assurance that future income will support the carrying amount of goodwill and intangibles of $34.7 million on the Consolidated Balance Sheet as of September 30, 2003, and therefore, the Company may incur an impairment charge in the future.

Because the Company has material levels of customer-specific inventory, a financial hardship experienced by the Company’s customers could have a material adverse impact on the Company’s profitability.

     The Company provides long-life support to its customers and therefore has material levels of customer-specific inventory. A financial hardship experienced by the Company’s customers could materially affect the viability of the dedicated inventory, and ultimately adversely impact the Company’s profitability.

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

     The Company is a technology dependent company, and its success depends on developing and protecting its intellectual property. The Company relies on patents, copyrights, trademarks and trade secret laws to protect its intellectual property. At the same time, the Company’s products are complex, and are often not patentable in their entirety. The Company also licenses intellectual property from third parties and relies on those parties to maintain and protect their technology. The Company cannot be certain that its actions will protect proprietary rights. If the Company is unable to adequately protect its technology, or if the Company is unable to continue to obtain or maintain licenses for protected techology from third parties, it could have a material adverse effect on the Company’s results of operations.

The Company’s period-to-period revenues and operating results fluctuate significantly, which may result in volatility in the price of its common stock.

     The price of the Company’s common stock may be subject to wide, rapid fluctuations. The Company’s period-to-period revenues and operating results have varied in the past and may continue to vary in the future, and any such fluctuations may cause the Company’s stock price to fluctuate. Fluctuations in the stock price may also be due to other factors, such as changes in analysts’ estimates regarding earnings, or may be due to factors relating to the service provider systems, enterprise systems and commercial systems markets in general. Shareholders should be willing to incur the risk of such fluctuations.

Other Risk Factors

     Other risk factors include, but are not limited to, changes in the mix of products sold, regulatory and tax legislation, changes in effective tax rates, inventory risks due to changes in market demand or the Company’s business strategies, potential litigation and claims arising in the normal course of business, credit risk of customers and other risk factors. Proposed changes to accounting rules, including proposals to account for employee stock options as a compensation expense, could, if mandated, materially increase the expense that the Company reports under generally accepted accounting principles and adversely affect the Company’s operating results.

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

     Foreign Currency Risk. The Company pays the expenses of its international operations in local currencies, namely, the Japanese Yen, British Pound, and Euro. The international operations are subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, future results could be materially and adversely affected by changes in these or other factors. The Company is also exposed to foreign exchange rate fluctuations as they relate to revenues and operating expenses as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Because exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. In 2002, the Company entered into several 30-day forward contracts to hedge its receivables in Yen. No forward contracts were outstanding at September 30, 2003 or December 31, 2002. In addition, there were no forward contract related foreign exchange rate transaction gains or losses for the quarters ended September 30, 2003 and 2002.

     Equity Price Risk. The Company is exposed to equity price risk due to one available-for-sale equity investment it holds in GA eXpress, Inc. stock. As of September 30, 2003, the estimated fair value of this investment is zero.

     Convertible Subordinated Notes. The aggregate face value of the convertible subordinated notes as of September 30, 2003 was $68.7 million. The notes are unsecured obligations convertible into the Company’s Common Stock and are subordinated to all present and future senior indebtedness of the Company. Interest on the subordinated notes accrues at 5.5% per year and is payable semi-annually on February 15 and August 15. The convertible subordinated notes are payable in full in August 2007. The notes are convertible, at the option of the holder, at any time on or before maturity, unless previously redeemed or repurchased, into shares of the Company’s Common Stock at a conversion price of $67.80 per share, which is equal to a conversion rate of 14.7484 shares per $1,000 principal amount of notes. The Company may redeem all or a portion of the notes at its option on or after August 20, 2003, provided that the notes will only be subject to mandatory redemption if the closing price of the Company’s Common Stock equals or exceeds 140% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of the notice of the provisional redemption. As of November 6, 2003, the closing price of the Company’s Common Stock as reported on the Nasdaq National Market was $20.40 per share. The accretion of the discount on the notes is calculated using the effective interest method.

     The fair value of the convertible subordinated notes is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of the convertible subordinated notes, due to differences between market interest rates and rates in effect at the inception of the obligation. Unless the Company elects to repurchase its convertible subordinated notes in the open market, changes in the fair value of convertible subordinated notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of the convertible subordinated notes was $64.6 million and $66.5 million at September 30, 2003 and December 31, 2002, respectively.

     The Company has cumulatively repurchased convertible subordinated notes in the amount of $51.3 million, face value, for $41.3 million. These repurchases were financed from the Company’s investment portfolio. If and when appropriate opportunities present themselves, the Company may use a portion of its cash and cash equivalents and investment balances to buy back additional amounts of the convertible subordinated notes. As of September 30, 2003, the Company’s aggregate cash and cash equivalents and investments were $118.2 million.

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

During the Company’s fiscal quarter ended September 30, 2003, no change occurred in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

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

(b)     Reports on Form 8-K

On July 17, 2003, the Company filed a current report on Form 8-K under Item 9. Regulation FD Disclosure (pursuant to Item 12. Results of Operations and Financial Condition) announcing that on July 16, 2003, the Company issued a press release with its fiscal 2003 second quarter results.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADISYS CORPORATION

Date: November 11, 2003	By: /s/ SCOTT C. GROUT Scott C. Grout President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 11, 2003	By: /s/ JULIA A. HARPER Julia A. Harper Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

     Exhibit No.                        Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.