Form 10-K
period 2003-12-31
RADISYS CORP
filed 2004-03-05
CIK 873044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number 0-26844

RADISYS CORPORATION

(Exact name of registrant as specified in its charter)

OREGON	93-0945232
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

5445 N.E. Dawson Creek Drive

Hillsboro, OR 97124
(Address of principal executive offices, including zip code)

(503) 615-1100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.     Yes ☑     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)     Yes ☑     No☐

      The aggregate market value of the voting stock (based upon the closing price of the Nasdaq National Market on June 30, 2003 of $13.40) of the Registrant held by non-affiliates of the Registrant at that date was approximately $210,282,234. For purposes of the calculation executive officers, directors and holders of 10% or more of the outstanding Common Stock are considered affiliates.

Number of shares of Common Stock outstanding as of March 1, 2004: 18,628,415

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K into which Incorporated

Proxy Statement for 2004 Annual Meeting of Shareholders	Part III

RADISYS CORPORATION

FORM 10-K

PART I

Item 1.     Business

Introduction

      RadiSys is a leading provider of advanced embedded systems for the service provider, commercial and enterprise markets. Through close customer collaboration, and combining innovative technologies and industry leading architecture, we help our customers bring better products to market faster and more economically. Our products include embedded software, boards, platforms and systems, which are used in today’s complex computing, processing and network intensive applications.

End Markets

      We provide advanced embedded solutions to three distinct markets:

•	Service Provider Systems — The service provider systems market includes embedded communication systems that are used in voice, video and data systems within public network systems. Examples of these products include 2, 2.5 and 3G wireless infrastructure, wireline infrastructure, packet-based switches and unified messaging products.

•	Commercial Systems — The commercial systems market includes the following sub-markets: medical equipment, transaction terminals, test and measurement equipment, semiconductor capital equipment and automated industrial equipment. Examples of products into which our embedded solutions are incorporated include 4D ultrasound systems, blood analyzers, CT scanners, ATM terminals, point of sale terminals, high-end test equipment and electronics assembly equipment.

•	Enterprise Systems — The enterprise systems market includes embedded compute, processing and networking systems used in private enterprise IT infrastructure. Examples of products that our embedded solutions are used in include blade-based servers, unified messaging systems, IP-enabled PBX systems, storage systems and local area network interface input/output (“I/ O”) cards.

Market Drivers

      There are a number of fundamental drivers for growth in the embedded systems market, including :

•	Increasing focus by system makers to provide higher value systems by focusing their internal development efforts on their key areas of competency and combining their internal development efforts with merchant-supplied platforms from partners like RadiSys to deliver a complete system with a time-to-market advantage and a lower total cost of ownership.

•	Increasing levels of programmable, intelligent and networked functionality embedded in a variety of systems, including systems for monitoring and control, real-time information processing and high-bandwidth network connectivity.

•	Increasing demand for standards-based solutions, such as Advanced Telecommunication Architecture (“AdvancedTCA”), that motivates system makers to discontinue developing their own proprietary architectures.

•	The emergence of new technologies such as switch fabrics, network I/ O cards, packet processing, network processing and voice processing, following the embedded systems model.

Strategy

      Our strategy is to provide our customers with a “virtual division” where embedded systems, or functional building blocks, are conceived, developed, supplied and managed for them. We believe that this enables our customers to focus their limited resources and development efforts on their key areas of competency allowing them to provide higher value systems with a time-to-market advantage and a lower total cost of ownership. Historically, system makers had been largely vertically integrated, developing most, if not all, of the functional building blocks of their systems. System makers are now more focused on their core expertise and are looking for partners to provide them with merchant-supplied building blocks for a growing number of processing and networking functions.

Products

      We design and deliver a broad range of products at different levels of integration:

•	Complete Turnkey Systems for the service provider, commercial and enterprise markets;

•	Embedded Subsystems and Functional Platforms including AdvancedTCA, CompactPCI, PICMG 2.16 Packet Switching Backplane, and customer-specific platforms;

•	Compute, I/ O, Interworking and Packet Processing Blades; mezzanines and modules utilizing general purpose, network, and digital signal processors; and

•	Software, Middleware, and Microcode, including embedded Operating Systems, BIOS, SAF-HPI, IPMI, and various protocol stacks including signaling, management and data plan protocols.

      We have specific technical expertise in the following areas:

•	System Architecture and Design;

•	Software Development;

•	Embedded Operating Systems;

•	Microprocessors (with particular expertise in Intel Architecture);

•	Network Processors (with particular expertise in Intel Architecture);

•	ASIC Design; and

•	Signaling Protocols and Implementation.

      Perfect Fit Solutions. Our perfect fit solutions are products tailored or customized to meet specific customer or application requirements. These solutions range from modifications of standard or existing products to full-up development and supply of customized solutions. We draw on our extensive experience and large design library to create products with varying degrees of customization. The development of custom solutions requires close and frequent communication with customers during the development process as well as deep technical and supply management capability to assure meeting complex customer product requirements.

      Standard Products. We provide a highly differentiated set of standard products. We can deliver CPU platforms, system platforms, voice and image processing products, network interface modules, network processor products, signaling products, embedded chipsets, software, and OS-9 operating systems on many key architectures.

Competition

      We have three different types of competitors:

•	System Makers — The largest of our competitors are the system makers themselves when they design and supply their own systems. However, we believe there is a trend away from this all-internal mode of system development and supply.

•	Diversified Conglomerates — These competitors are divisions or business units within large conglomerates, and include Force Computers, a unit of Solectron, Inc., divisions within Intel Corporation, and Motorola Computer Group, a unit of Motorola Inc.

•	Independent Embedded Solutions Providers — These competitors include Advantech Co., Ltd, Kontron AG, Performance Technologies, and SBS Technologies.

Customers

      Our customers include many leading system makers in a variety of end markets. Examples of these customers include: Agilent Technologies, Applied Materials, Inc., Avaya, Inc., Beckman Coulter Inc., Comverse Network Systems, LTD., Diebold, Inc., Hewlett Packard Inc., International Business Machines Corporation (“IBM”), International Gaming Technology, Lucent Technologies, Inc., Nokia Corporation, Nortel Networks Limited, Philips Medical Systems N.E.D. B.V, Siemens AG, Tektronix, Inc. and Universal Instruments.

      Our five largest customers, which accounted for approximately 58% of revenues in 2003, are listed below with a representative example of the type of application into which the customers incorporate RadiSys products:

Customer	Application

Comverse	Wireless Voice Messaging System
Diebold	Transaction Terminals
IBM	Local Area Network I/O Cards and Storage Systems
Nokia	2, 2.5, and 3G Wireless Infrastructure Equipment
Nortel	IP-Enabled PBX

      Nokia and Nortel were our largest customers in 2003 accounting for 20% and 19% of total 2003 revenues, respectively.

Research, Development and Engineering

      We believe our research, development and engineering expertise represents an important competitive advantage. Our research and development staff consisted of 176 engineers and technicians at February 20, 2004.

      Part of our research, development and engineering efforts are focused on “perfect-fit” integrated solutions for our customers, where existing functional building blocks are tailored to meet the customers’ specific needs. For these programs, our engineering team works closely with the customer’s engineering team to architect, develop and deliver solutions that meet their specific requirements using RadiSys functional building blocks. In some cases, the customer will pay non-recurring engineering fees as pre-defined milestones are achieved. We engage in close and frequent communication during the design and supply process, allowing us to operate as a “virtual division” within a customer’s organization. Our in-depth understanding of embedded systems provides customers with competitive solutions enabling us to respond to current and future system requirements and earning a strong incumbent position.

      We retain the rights to technology developed during the design process. In some cases, we agree to share technology rights, manufacturing rights, or both, with the customer. However, we retain nonexclusive rights to use any shared technology.

      In addition to “perfect fit” products, we develop standard products based on our expertise in a wide variety of applications and technologies. We are increasing our investment in standard products, such as AdvancedTCA. We believe this will allow us to provide a broader set of products and building blocks to take to market which will grow the base of products that can be optimized to specific customer needs. In addition, we are increasingly combining our standard products to create more integrated hardware and software based systems.

      Our research and development is focused on three fundamental applications:

•	Computing, networking and processing, including blades, platforms, systems, software-rich blades, and I/ O blades;

•	Internetworking, including user-plane interface modules and service inter-working gateways;

•	Packet Switching Fabrics, including cell-based switching with packet processing.

      In 2003, 2002, and 2001, we invested $22.8 million, $27.7 million, and $33.2 million, respectively, in research and development.

Sales and Marketing

      We utilize a direct sales force to engage our largest customers and a network of distributors for other customers. The total direct sales and marketing headcount was 78 at February 20, 2004. We use our sales cycle and dedicated cross-functional teams to develop long-term relationships with our customers, which is a means by which we achieve collaborative success. Our cross-functional teams include sales, marketing, program management, supply chain management, finance and design engineering. These teams partner with our customers to understand their business so that we can identify and provide our customers with solutions that achieve higher quality, lower cost and faster time to market for their products.

      We market our products in North America, Europe and Israel (“EMEA”), and Asia Pacific. In each of these geographies, products are sold principally through a direct sales force with RadiSys sales resources located in the United States, Europe, Israel, China and Japan. In addition, in each of these geographies we make use of an indirect distribution model to access some of our customers. In 2003, global revenues were comprised geographically of 54% from North America, 42% from EMEA, and 4% from Asia.

      Financial information regarding the Company’s domestic and foreign operations is presented in Note 18 of the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

Manufacturing and Supply

      We utilize a combination of internal and outsourced manufacturing. Total manufacturing operations headcount was 312 at February 20, 2004. We currently manufacture approximately half of our own products but intend to outsource more of our higher-volume products to contract manufacturing partners for reduced cost and increased flexibility. Our strategy is to manufacture lower volume and/or higher complexity products internally and outsource higher volume products to our contract manufacturing partners.

      We have an automated ISO9001 certified plant in Hillsboro, Oregon that provides board assembly and test as well as system assembly, configuration and test. This plant has two automated lines for SMT double-sided board assembly and facilities for systems integration, configuration and test. Because the products into which building blocks are integrated typically have long life reliability requirements, dynamic stress testing of our products must be particularly rigorous. We believe our testing processes represent a competitive advantage in this area.

      Although many of the raw materials and much of the equipment used in our internal and outsourced manufacturing operations are available from a number of alternative sources, some of these materials and some equipment are obtained from a single supplier or a limited number of suppliers. We utilize a few contract manufacturers, mainly Sanmina-SCI and Manufacturers’ Services Limited (“MSL”), for outsourced board and system production. This production could either be moved internally or transferred to other contract manufacturers. Such transfers would require technical and logistical activities and would not be instantaneous. We are dependent on third parties for a continuing supply of the components used in the manufacture of our products. For example, we are dependent solely on Intel for the supply of some microprocessors and other components, and we depend on Epson Electronic America, Lucent Technologies, Inc., Maxim Integrated Products, Inc., Texas Instruments, Inc., and Toshiba America Inc. as the sole source suppliers for other components. Alternative sources of supply for some of these components would be difficult to locate.

Backlog

      As of December 31, 2003, our backlog was approximately $31.8 million, compared to $23.8 million as of December 31, 2002. We include all purchase orders scheduled for delivery within 12 months in backlog. The general trend within our addressable markets is for shorter lead times and supplier managed inventory.

Intellectual Property

      We own 24 U.S. utility patents, four of which have corresponding foreign patents pending or issued. We have pending one additional U.S. patent application related to technology incorporated into our products; however, we rely principally on trade secrets for protection of our intellectual property. We believe that our competitiveness depends much more on the pace of our product development, trade secrets, and our relationships with customers. We have from time to time been made aware of others in the industry who assert exclusive rights to certain technologies, usually in the form of an offer to license certain rights for fees or royalties. Our policy is to evaluate such claims on a case-by-case basis. We may seek to enter into licensing agreements with companies having or asserting rights to technologies if we conclude that such licensing arrangements are necessary or desirable.

Employees

      As of February 20, 2004 we had 637 employees, of which 523 were regular employees and 114 were agency temporary employees or contractors. We are not subject to any collective bargaining agreement, have never been subject to a work stoppage, and believe that we have maintained good relationships with our employees.

Corporate History

      RadiSys Corporation was incorporated in March 1987 under the laws of the State of Oregon for the purpose of developing, producing and marketing embedded computers across a number of markets.

FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K may contain forward-looking statements. Our statements concerning expectations and goals for revenues, gross margin, research and development expenses, selling, general, and administrative expenses, the impact of our restructuring events on future revenues, the anticipated cost savings effects of our restructuring activities, and our projected liquidity are some of the forward-looking statements contained in this Annual Report on Form 10-K. All statements that relate to future events or to our future performance are forward-looking statements. In some cases, forward-looking statements can be identified by terms such as “may,” “will,” “should,” “expect,” “plans,” “seeks,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “seek to continue,” “intends,” or other comparable terminology. These forward-looking statements are made pursuant to safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or our industries’ actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements.

      Forward-looking statements in this Annual Report on Form 10-K include discussions of our goals, including those discussions set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. We cannot provide assurance that these goals will be achieved.

      Although forward-looking statements help provide complete information about us, investors should keep in mind that forward-looking statements are only predictions, at a point in time, and are inherently less reliable than historical information. In evaluating these statements, you should specifically consider the risks outlined above and those listed under “Risk Factors.” These risk factors may cause our actual results to differ materially from any forward-looking statement.

      We do not guarantee future results, levels of activity, performance or achievements and we do not assume responsibility for the accuracy and completeness of these statements. The forward-looking statements contained in this Annual Report on Form 10-K are based on information as of the date of this report. We assume no obligation to update any of these statements based on information after the date of this report.

RISK FACTORS

Risk Factors Related to Our Business

Because of our dependence on certain customers, the loss of a top customer could have a material adverse effect on our revenues and profitability.

      During 2003, we derived 58% of our revenues from five customers. These five customers were Nokia, Nortel, IBM, Comverse and Diebold. During 2003, revenues attributable to Nokia and Nortel were 20% and 19%, respectively. We believe that sales to these customers will continue to be a substantial percentage of our revenues. A financial hardship experienced by, or a substantial decrease in sales to any one of our top customers could materially affect revenues and profitability.

We derive a majority of our revenue from design wins. Not all design wins actually ramp into production, and if ramped into production the volumes derived from such design wins may not be as significant as we had originally estimated, which could have a substantial negative impact on our anticipated revenues and profitability.

      We derive a majority of our revenues from design wins. We announced 41 design wins during 2003 and 46 design wins during 2002. A design win is a project estimated at the time of the design win to produce more than $500,000 in revenue per year assuming full production. Design wins that ramp into production do so at varying rates. If a design win actually ramps into production, the average ramp into production begins about 12 months after the win, although some more complex wins can take up to 24 months or longer. After that, there is an additional time lag from the start of production ramp to peak revenue. Not all design wins ramp into production and even if a win is ramped into production, the volumes derived from such design win may not be as significant as we had originally estimated. The determination of a design win is highly subjective and is based on information available to us at the time of the project estimate. Design wins are sometimes canceled or delayed, or can perform below original expectations, which can adversely impact anticipated revenues and profitability. Due to the confidential nature of the relationships we maintain with our customers, as a general practice, we do not update design win information for actual results.

Our business depends on the service provider systems, enterprise systems and commercial systems markets in which demand can be cyclical, and any inability to sell products to these markets could have a material adverse effect on our revenues.

      We derive our revenues from a number of diverse end markets, some of which are subject to significant cyclical changes in demand. In 2003, we derived 38%, 32% and 30% of our revenues from the service provider systems market, the commercial systems market and the enterprise systems market, respectively. We believe that our revenues will continue to be divided among these three markets. Service provider revenues include, but are not limited to, telecommunications sales to Comverse, Lucent, Nokia and Nortel. Enterprise systems revenues include, but are not limited to, sales to Avaya, Inc., IBM and Nortel. Commercial systems revenues include, but are not limited to, sales to Agilent Technologies, Beckman Coulter Inc., Diebold, Philips Medical Systems N.E.D. B.V and Seimens AG. Generally, our customers are not the end-users of our products. If our customers experience adverse economic conditions in the markets into which they sell our products (end markets), we would expect a significant reduction in spending by our customers. Some of these end markets are characterized by intense competition, rapid technological change, economic uncertainty and structural financial problems. Our exposure to economic cyclicality and any related fluctuation in customer demand in these end markets could have a material adverse effect on our revenues and financial condition. Significant reduction in our customers’ spending, such as what we experienced in 2001 and 2002, will result in decreased revenues and earnings. We continue to execute on our strategy of expanding into new end markets either through new design wins with our existing customers or through new customer relationships, but no assurance can be given that this strategy will be successful.

Because of our dependence on a few suppliers, or in some cases one supplier, for some of the components we use in the manufacture of our products, a loss of a supplier or a shortage of any of these components could have a material adverse effect on our business or our financial performance.

      We depend on a few suppliers, or in some cases one supplier, for a continuing supply of the components we use in the manufacture of our products and any disruption in supply could adversely impact our financial performance. For example, we are dependent solely on Intel for the supply of some microprocessors and other components, and we depend on Epson Electronic America, Lucent Technologies, Inc., Maxim Integrated Products, Inc., Texas Instruments, Inc., and Toshiba America Inc. as the sole source suppliers for other components. Alternative sources of supply for some of these components would be difficult to locate.

Because we depend on two primary contract manufacturing partners, any failed or less than optimal execution on their behalf could temporarily affect our revenues and profitability.

      Although, we utilize several contract manufacturers for outsourced board and system production, we depend on two primary contract manufacturing partners, Manufacturers’ Services Limited and Sanmina-SCI, and any failed or less than optimal execution on their behalf could temporarily affect our revenues and profitability. In addition, our outsourced board and system production could either be moved internally or transferred to other contract manufacturers. Such transfers would require technical and logistical activities and would not be instantaneous. At the end of 2003, our two primary contract manufacturing partners were manufacturing approximately half of all RadiSys unit volume.

Competition in the market for embedded systems is intense, and if we lose our position, our revenues and profitability could decline.

      We compete with a number of companies providing embedded systems, including Advantech Co. LTD., Force Computers, a division of Solectron, Inc., divisions within Intel Corporation, Kontron AG, Motorola Computer Group, a unit of Motorola Inc., Performance Technologies and SBS Technologies. Because the embedded systems market is growing, it is attracting new non-traditional competitors. These non-traditonal competitors include contract-manufacturers that provide design services, Asia-based original design manufacturers (“ODM”), and providers of traditional IT infrastructure products. Some of our competitors and potential competitors have a number of significant advantages over us, including:

•	a longer operating history;

•	greater name recognition and marketing power;

•	preferred vendor status with our existing and potential customers; and

•	significantly greater financial, technical, marketing and other resources, which allow them to respond more quickly to new or changing opportunities, technologies and customer requirements.

      Furthermore, existing or potential competitors may establish cooperative relationships with each other or with third parties or adopt aggressive pricing policies to gain market share.

      As a result of increased competition, we could encounter significant pricing pressures. These pricing pressures could result in significantly lower average selling prices for our products. We may not be able to offset the effects of any price reductions with an increase in the number of customers, cost reductions or otherwise. In addition, many of the industries we serve, such as the communications industry, are encountering market consolidation, or are likely to encounter consolidation in the near future, which could result in increased pricing pressure and additional competition.

Potential acquisitions and partnerships may be more costly or less profitable than anticipated and may adversely affect the price of our company stock.

      Future acquisitions and partnerships may involve the use of significant amounts of cash, potentially dilutive issuances of equity or equity-linked securities, issuance of debt and amortization of intangible assets with determinable lives. Moreover, to the extent that any proposed acquisition or strategic investment is not favorably received by shareholders, analysts and others in the investment community, the price of our common stock could be adversely affected. In addition, acquisitions or strategic investments involve numerous risks, including:

•	difficulties in the assimilation of the operations, technologies, products and personnel of the acquired company;

•	the diversion of management’s attention from other business concerns;

•	risks of entering markets in which we have no or limited prior experience; and

•	the potential loss of key employees of the acquired company.

      In the event that an acquisition or a partnership does occur and we are unable to successfully integrate operations, technologies, products or personnel that we acquire, our business, results of operations and financial condition could be materially adversely affected.

Our international operations expose us to additional political, economic and regulatory risks not faced by businesses that operate only in the United States.

      We derived 42% of our 2003 revenues from EMEA and 4% from Asia Pacific. In addition, we have a design center located in Birmingham, United Kingdom. As a result, we are subject to worldwide economic and market conditions risks generally associated with global trade, such as fluctuating exchange rates, tariff and trade policies, domestic and foreign tax policies, foreign governmental regulations, political unrest, wars and other acts of terrorism and changes in other economic conditions. These risks, among others, could adversely affect our results of operations or financial position.

If we are unable to generate sufficient income in the future, we may not be able to fully utilize our net deferred tax assets or support our current levels of goodwill and intangibles on our balance sheet.

      We cannot provide absolute assurance that we will generate sufficient taxable income to fully utilize the net deferred tax assets of $28.8 million as of December 31, 2003. We may not generate sufficient taxable income due to losses from operations and events related to restructurings and acquisitions. Accordingly, we may record a full valuation allowance against the deferred tax assets if our expectations of taxable future income are not achieved. On the other hand, if we generate taxable income in excess of our expectations, the valuation allowance may be reduced accordingly. We also cannot provide absolute assurance that future income will support the carrying amount of goodwill and intangibles of $34.0 million on the Consolidated Balance Sheet as of December 31, 2003, and therefore, we may incur an impairment charge in the future.

Because we have material levels of customer-specific inventory, a financial hardship experienced by our customers could have a material adverse impact on our profitability.

      We provide long-life support to our customers and therefore we have material levels of customer-specific inventory. A financial hardship experienced by our customers could materially affect the viability of the dedicated inventory, and ultimately adversely impact our profitability.

Our products for embedded computing applications are based on industry standards, which are continually evolving, and any failure to conform to these standards could have a substantial negative impact on our revenues and profitability.

      We develop and supply a mix of perfect fit and off-the-shelf products. Off-the-shelf products for embedded computing applications are often based on industry standards, which are continually evolving. Our future success in these products will depend, in part, upon our capacity to invest in, and successfully develop and introduce new products based on emerging industry standards. Our inability to invest in or conform to these standards could render parts of our product portfolio uncompetitive, unmarketable or obsolete. As our addressable markets develop new standards, we may be unable to successfully invest in, design and manufacture new products that address the needs of our customers or achieve substantial market acceptance.

If we are unable to protect our intellectual property, we may lose a valuable competitive advantage or be forced to incur costly litigation to protect our rights.

      We are a technology dependent company, and our success depends on developing and protecting our intellectual property. We rely on patents, copyrights, trademarks and trade secret laws to protect our intellectual property. At the same time, our products are complex, and are often not patentable in their entirety. We also license intellectual property from third parties and rely on those parties to maintain and protect their technology. We cannot be certain that our actions will protect proprietary rights. If we are unable to adequately protect our technology, or if we are unable to continue to obtain or maintain licenses for protected technology from third parties, it could have a material adverse effect on our results of operations.

Our period-to-period revenues and operating results fluctuate significantly, which may result in volatility in the price of our common stock.

      The price of our common stock may be subject to wide, rapid fluctuations. Our period-to-period revenues and operating results have varied in the past and may continue to vary in the future, and any such fluctuations may cause our stock price to fluctuate. Fluctuations in the stock price may also be due to other factors, such as changes in analysts’ estimates regarding earnings, or may be due to factors relating to the service provider systems, enterprise systems and commercial systems markets in general. Shareholders should be willing to incur the risk of such fluctuations. We reported revenues of $202.8 million, $200.1 million, and $227.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. We reported income (loss) from continuing operations of $6.0 million, ($1.8) million, and ($33.1) million for the years ended December 31, 2003, 2002 and 2001, respectively. We reported net income (loss) of $1.3 million, ($3.3) million, and ($34.5) million for the years ended December 31, 2003, 2002 and 2001, respectively. The high and low closing price of our common stock during 2003 was $21.30 and $5.35, respectively. The high and low closing price of our common stock during 2002 was $21.54 and $3.41, respectively. The high and low closing price of our common stock during 2001 was $28.88 and $11.48, respectively.

      Additionally, during 2003, we issued 1.375% Senior Convertible Notes with a face value or principal amount of $100 million. The notes are convertible prior to maturity into shares of our common stock under certain circumstances that include but are not limited to (i) conversion due to the closing price of our common stock on the trading day prior to the conversion date reaching 120% or more of the conversion price of the notes on such trading date and (ii) conversion due to the trading price of the notes falling below 98% of the conversion value. The conversion price is $23.57 per share, which is equal to a conversion rate of 42.4247 shares per $1,000 principal amount of notes. The closing price as reported on NASDAQ on March 1, 2004 was $21.28 per share or 90% of the conversion price. As of December 31, 2003, the total number of as-if converted shares excluded from the earnings per share calculation associated with the convertible senior notes was 4.2 million.

Oregon corporate law, our articles of incorporation and our bylaws contain provisions that could prevent or discourage a third party from acquiring us even if the change of control would be beneficial to our shareholders.

      Our articles of incorporation and our bylaws contain anti-takeover provisions that could delay or prevent a change of control of our company, even if a change of control would be beneficial to our shareholders. These provisions:

•	authorize our board of directors to issue up to 10,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without prior shareholder approval to increase the number of outstanding shares and deter or prevent a takeover attempt;

•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by shareholders at shareholder meetings;

•	prohibit cumulative voting in the election of directors, which would otherwise allow less than a majority of shareholders to elect director candidates; and

•	limit the ability of shareholders to take action by written consent, thereby effectively requiring all common shareholder actions to be taken at a meeting of our common shareholders.

      In addition, provisions of Oregon law condition the voting rights that would otherwise be associated with any shares of our common stock that may be acquired in specified transactions deemed to constitute “control share acquisitions” upon approval by our shareholders (excluding, among other things, the acquirer in any such transaction). Provisions of Oregon law also restrict, subject to specified exceptions, the ability of a person owning 15% or more of our common stock to enter into any “business combination transaction” with us.

      The foregoing provisions of Oregon law and our articles of incorporation and bylaws could limit the price that investors might be willing to pay in the future for shares of our common stock.

Other Risk Factors Related to Our Business

      Other risk factors include, but are not limited to, changes in the mix of products sold, regulatory and tax legislation, changes in effective tax rates, inventory risks due to changes in market demand or our business strategies, potential litigation and claims arising in the normal course of business, credit risk of customers and other risk factors. Proposed changes to accounting rules, including proposals to account for employee stock options as a compensation expense, could, if mandated, materially increase the expense that we report under generally accepted accounting principles and adversely affect our operating results.

INTERNET INFORMATION

      Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website (www.radisys.com) as soon as reasonably practicable after we electronically file the information with, or furnish it to, the Securities and Exchange Commission.

Item 2.     Properties

      Information concerning our principal properties at December 31, 2003 is set forth below:

			Square
Location	Type	Principal Use	Footage	Ownership

Hillsboro, OR	Office & Plant	Headquarters,	138,000	Leased
		Marketing,	23,000	Owned
		Manufacturing,
		Distribution,
		Research, and
		Engineering
Des Moines, Iowa	Office	Administration,	86,862	Leased
		Marketing,
		Distribution,
		Research, and
		Engineering
Boca Raton, FL	Office	Marketing,	36,000	Leased
		Research, and
		Engineering
Birmingham, United Kingdom	Office	Marketing,	3,879	Leased
		Research, and
		Engineering

      In addition to the above properties, we own two parcels of land adjacent to our Hillsboro, Oregon facility, which are being held for future expansion. We also lease offices in the United States located in Houston, Texas; San Diego, and Campbell, California; Charlotte, North Carolina; and Marlborough, Massachusetts. Internationally, we lease office space in the following cities: Munich, Germany; Rehovot, Israel; Tokyo, Japan; Dublin, Ireland; and Shanghai, China.

      Beginning in the first quarter of 2001, we initiated a restructuring of our operations. As a result, we committed to vacate properties according to our restructuring plans. We partially vacated facilities in Boca Raton, Florida and vacated completely the facilities in Campbell, California and Houston, Texas. At the end of 2003, we were utilizing or subleasing the majority of space in our facilities that were not vacated as a result of our restructuring plans.

Item 3.	Legal Proceedings

      We have no material litigation pending.

Item 4.	Submission of Matters to a Vote of Security Holders

      Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Shareholder Matters

      Our Common Stock is traded on the Nasdaq National Market under the symbol “RSYS.” The following table sets forth, for the periods indicated, the highest and lowest closing sale prices for the Common Stock, as reported by the Nasdaq National Market.

	High	Low

2003
Fourth Quarter	$21.30	$15.84
Third Quarter	20.34	13.30
Second Quarter	13.58	5.35
First Quarter	8.10	5.99
2002
Fourth Quarter	$10.21	$3.73
Third Quarter	12.40	3.41
Second Quarter	18.41	11.42
First Quarter	21.54	16.76

      The closing price as reported on NASDAQ on March 1, 2004 was $21.28 per share. As of March 1, 2004, there were approximately 356 holders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our outstanding Common Stock is held of record in broker “street names” for the benefit of individual investors.

Dividend Policy

      We have never paid any cash dividends on our common stock and do not expect to declare cash dividends on the common stock in the foreseeable future in compliance with our policy to retain all of our earnings to finance future growth.

Issuance of Unregistered Securities

      In November 2003, we completed a private placement of $100 million aggregate principal amount of 1.375% Convertible Senior Notes due November 15, 2023 (the “Convertible Notes”) to Credit Suisse First Boston LLC and Banc of America Securities LLC (the “Initial Purchasers”) under the exemption from registration provided in Rule 144A of the Securities Act of 1933. The Convertible Notes are convertible prior to maturity into shares of our common stock only under the following circumstances:

•	the closing price of our common stock on the trading day prior to the conversion date reaches 120% or more of the conversion price of the Convertible Notes on such trading date;

•	we have called the Convertible Notes for redemption;

•	during the five business day period following any five consecutive trading day period in which the trading price of the Convertible Notes falls to less than 98% of the conversion value (the closing price of our shares of common stock multiplied by the then current conversion rate); or

•	we make certain distributions to holders of our common stock or we enter into specified corporate transactions.

      The initial conversion price is $23.5712 per share (except under limited circumstances on or after November 15, 2018), subject to adjustment for certain events. The conversion price is equivalent to a conversion rate of approximately 42.4247 shares per $1,000 principal amount of Convertible Notes. Upon conversion, we will have the right to deliver, in lieu of our common stock, cash or a combination of cash and shares of our common stock, in our sole discretion.

      We originally issued the Convertible Notes to the Initial Purchasers at a price of 97% of their principal amount or $97 million.

Item 6.	Selected Financial Data

	For the Years Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Consolidated Statements of Operations Data
Revenues	$202,795	$200,087	$227,713	$340,676	$251,090
Gross margin	65,157	59,444	35,155	116,897	92,297
Income (loss) from operations	8,775	(3,740)	(57,852)	34,005	16,604
Income (loss) from continuing operations	6,010	(1,759)	(33,117)	32,646	18,997
Loss from discontinued operations related to Savvi business, net of tax benefit	(4,679)	(1,546)	(1,369)	—	—
Net income (loss)	1,331	(3,305)	(34,486)	32,646	18,997
Net income (loss) from continuing operations per common share:
Basic*	$0.34	$(0.10)	$(1.92)	$1.92	$1.18
Diluted*	$0.33	$(0.10)	$(1.92)	$1.80	$1.11
Net loss from from discontinued operations related to Savvi business, net of tax benefit per common share:
Basic*	$(0.26)	$(0.09)	$(0.08)	$—	$—
Diluted*	$(0.25)	$(0.09)	$(0.08)	$—	$—
Net income (loss) per common share:
Basic*	$0.07	$(0.19)	$(2.00)	$1.92	$1.18
Diluted*	$0.07	$(0.19)	$(2.00)	$1.80	$1.11
Weighted average shares outstanding (basic)*	17,902	17,495	17,249	16,974	16,158
Weighted average shares outstanding (diluted)*	18,406	17,495	17,249	18,161	17,110
Consolidated Balance Sheet Data
Working capital	$222,324	$132,474	$141,940	$205,357	$68,863
Total assets	365,562	274,299	305,201	334,003	187,563
Long term obligations, excluding current portion	164,600	83,954	104,180	97,191	—
Total shareholders’ equity	160,990	152,801	150,711	179,331	134,255

*	Reflects the three-for-two stock split on November 29, 1999.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Total revenue was $202.8 million for 2003, $200.1 million for 2002 and $227.7 million for 2001. Backlog was approximately $31.8 million, $23.8 million and $26.0 million as of December 31, 2003, 2002, and 2001, respectively. The decrease in revenues from 2001 to 2002 was principally attributable to lower customer sales as a result of the overall poor economic conditions and the related downturn within our three primary markets: service provider systems, commercial systems and enterprise systems. We believe the increase in revenues from 2002 to 2003 reflect our improving position in a number of diverse and improving end markets and new product introductions from design wins ramping into production. While we remain cautious about the economic environment, indications existed of an improving economic outlook as we exited fiscal 2003. We continue to achieve new design wins. We announced 41 design wins during 2003 and 46 design wins during 2002. We derive a majority of our revenues from design wins. A design win is a project estimated at the time of the design win to produce more than $500,000 in revenue per year assuming full production. If a design win actually ramps into production, the average ramp into production begins about 12 months after the win, although some more complex wins can take up to 24 months or longer. Not all design wins ramp into production and even if a win is ramped into production, the volumes derived from such design win may not be as significant as we had originally estimated.

      Net income was $1.3 million for 2003 compared to a net loss of $3.3 million and $34.5 million for 2002 and 2001, respectively. Net income per share was $0.07, basic and diluted, for 2003 compared to net loss per share of $0.19 and $2.00, basic and diluted for 2002 and 2001, respectively. In light of overall market conditions and the economic downturn during 2001, we initiated several cost reduction measures. Beginning in the first quarter of 2001, we initiated a restructuring of our operations. As a result, we recorded several restructuring charges in 2001, 2002 and 2003. These measures, which included workforce reductions, consolidation of certain facilities, fixed asset and capitalized software write-downs, and other costs, were largely intended to align our capacity and infrastructure to anticipated demands for our products. We realized the effect of reduced costs associated with these restructuring events in 2002 and 2003; however, we do not anticipate these restructuring events to reduce costs in 2004. In addition to the restructuring of our operations, we began an aggressive strategic plan to reduce material costs, which began to materialize in the latter half of 2002 and in 2003. We also instituted cost cutting measures during 2002 and 2003, including office closures and tighter controls on discretionary spending. These general cost cutting measures have resulted in higher margins and lower operating expenses than in previous years. During 2002 we completed the sale of our Multibus business unit and during 2003 we completed the sale of our Savvi business, both of which were intended to allow us to focus on our core embedded systems business within our three primary markets.

      In 2004 we will incur stock-based compensation expense related to certain shares that will be issued pursuant to the terms of our employee stock purchase plan (“ESPP”). The expense per share will be calculated as the difference between $8.42 and $5.48. Additionally, the expense is dependent on the number of ESPP shares that are actually purchased by certain ESPP participants. The number of shares actually purchased is dependent upon total contributions by those ESPP participants. We currently estimate that approximately 140 thousand shares will be subject to inclusion in this calculation for each of the purchase periods ending May 15, 2004 and August 15, 2004. Based on the estimate of the number of shares subject to inclusion in this calculation, we currently estimate the related stock compensation expense to be approximately $180 thousand, $385 thousand, and $205 thousand for the first, second and third quarters of 2004, respectively.

      We have undertaken several activities to further improve our cash position. Cash and cash equivalents and investments amounted to $225.4 million, $118.9 million, and $113.4 million at December 31, 2003, 2002, and 2001, respectively. During 2003, we completed a private offering of 1.375% convertible senior notes due November 15, 2023 to qualified institutional buyers resulting in net proceeds of $97 million. We sold our Des Moines, Iowa facility to a third party for $8.5 million and this asset sale generated positive cash flow amounting to $360 thousand, and will result in a net facilities expense reduction for us, moving forward. In 2003 and 2002, we repurchased $31.3 million of the 5.5% convertible subordinated notes for $26.7 million;

thereby, decreasing the semi-annual interest payments and decreasing the overall obligation due on the convertible subordinated notes. Finally, we continue to improve our cash cycle time, primarily by increasing inventory turns and decreasing the days that customer accounts receivables are outstanding.

      On April 20, 2001, we acquired privately-held S-Link Corporation (“S-Link”) (also referred to as Savvi) and subsequently we sold Savvi on March 14, 2003. See Note 24 in the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data for further information.

      On August 27, 2001, we completed the acquisition of Microware Systems Corporation (“Microware”), which became a wholly-owned subsidiary of RadiSys. We believe that the acquisition of Microware provides a highly differentiated leadership position for solutions using the Intel network processor family and offers customers complete solutions for certain applications.

      In the following discussion of our financial condition and results of operations, we intend to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our financial statements.

Critical Accounting Policies and Estimates

      Management’s discussion and analysis of our financial condition and results of operations are based upon the Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that may affect the reported amounts of assets, liabilities, and revenues and expenses. On an on-going basis, management evaluates its estimates, including those related to revenue recognition, the realization of accounts receivable, inventories, long-lived assets, accrued restructuring, accrued warranty and deferred income taxes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of the Consolidated Financial Statements.

Inventory Reserves

      We record the provision for inventory reserves for estimated obsolete or unmarketable inventories which are equal to the difference between the cost of inventories and the estimated net realizable value based upon assumptions about future demand and market conditions. Factors influencing the provision include: changes in demand, rapid technological changes, product life cycle and development plans, component cost trends, product pricing, and physical deterioration. If actual market conditions are less favorable than those projected by management, additional provisions for inventory reserves may be required. Our estimate for the provision is based on the assumption that our customers comply with their current contractual obligations to us. If we experience unplanned cancellations of customer contracts, the current provision for the inventory reserves may be inadequate. Additionally, we may incur additional expenses associated with any non-cancelable purchase obligations to our suppliers if they provide customer-specific components to us.

      During the fourth quarter of 2003, we revised our excess and obsolete inventory reserve calculation to more accurately reflect our true exposure to losses associated with excess and obsolete (“E&O”) inventory moving forward. We previously estimated our required reserve for excess inventory based on a forward projection of excess material beyond 12 months demand. This resulted in a reserve estimate that was higher than the actual E&O losses for products where our demand and orders are more sporadic. Our revised process combines the historical view of demand over the prior six months with a prospective view of demand over 12 months. We tested the revised method against prior periods and found it to be a more accurate predictor of excess inventory. This change resulted in a reduction to the E&O provision to the inventory reserve of approximately $500 thousand in the fourth quarter of 2003.

Accrued Warranty

      We provide for the estimated cost of product warranties at the time revenue is recognized. Our standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time, which is generally 24 months after shipment. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our estimated warranty obligation is based upon ongoing product failure rates, repair costs, product call rates, average cost per call and current period product shipments. If actual product failure rates, repair rates, service delivery costs, or post-sales support costs differ from our estimates, revisions to the estimated warranty liability would be required. Additionally, we accrue warranty costs for specific customer product repairs that are in excess of our warranty obligation calculation described above.

Long-Lived Assets

      Property and equipment, and identifiable intangible assets are reviewed for impairment in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Disposal of Long-Lived Assets.” We assess impairment of property and equipment and identifiable intangible assets whenever changes in circumstances indicate that the carrying values of the assets may not be recoverable. During 2003, we reviewed property and equipment and identifiable intangible assets for impairment due to several events, including the sale of the Savvi business, the restructuring event in the first quarter, and the sale of the building in Des Moines Iowa. As a result of the sale of the Savvi business, we recorded an impairment of our intangible assets of $1.7 million. This impairment charge is included in the loss from discontinued operations related to the Savvi business in 2003. The Company disposed of $8.8 million of net book value associated with building and other office equipment as a result of the sale of the Des Moines, Iowa facility. The write off of the net book value associated with building and office equipment is included in loss on building sale in 2003. Also in 2003, we performed a fixed asset physical inventory count, during which we evaluated whether the carrying value of the property and equipment would be recoverable. We recorded write-offs of $240 thousand as a result of the fixed asset physical inventory.

      Goodwill represents the excess of cost over the assigned value of the net assets in connection with prior acquisitions. Goodwill is reviewed for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires goodwill to be tested for impairment at least annually and under certain circumstances. SFAS No. 142 also mandates that the assets be written down when impaired, rather than be amortized as previous standards required. We completed our annual goodwill impairment analysis as of September 30, 2003 and concluded that as of September 30, 2003, there was no goodwill impairment. Management concluded there was no indication of material changes requiring an updated goodwill impairment analysis as of December 31, 2003. We may be required, under certain circumstances, to update our impairment analysis, which may result in losses on acquired goodwill. As a result of the sale of the Savvi business in 2003, we recorded $2.4 million in write-offs of goodwill. This impairment charge is included in the loss from discontinued operations related to the Savvi business in 2003.

      When we determine that the carrying value of property and equipment, identifiable intangible assets, or goodwill will not be recoverable, we calculate and record impairment losses based upon a future discounted cash flow method. We estimate future discounted cash flows using assumptions about our expected future operating performance. Our estimates of discounted cash flows may differ from actual cash flow due to, among other things, technological changes, economic conditions, or changes to our business operations.

Income Taxes

      We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. In accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” the Company records a valuation allowance to reduce deferred tax assets to the amount expected to “more likely than not” be realized in its future tax returns. Should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, adjustments to the valuation allowance for deferred tax assets may be required. The net deferred tax assets amounted to $28.8 million as of December 31, 2003. We may record a full valuation allowance against the deferred tax assets if our expectations of future taxable income are not achieved. On the other hand, if we generate taxable income in excess of our future expectations, the valuation allowance may be reduced accordingly.

Allowance for Doubtful Accounts

      We have a relatively small set of multinational customers that typically make up the majority of the balance of our accounts receivable. Our allowance for doubtful accounts is determined using a combination of factors to ensure that our trade receivables balances are not overstated due to uncollectibility. We record reserves for individual accounts when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, our estimates of the recoverability of receivables would be further adjusted. At December 31, 2003, 60% of our accounts receivable was due from our five largest customers. If one of these large customers or a number of our smaller customers files for bankruptcy or otherwise is unable to pay us the amounts due the current allowance for doubtful accounts may not be adequate. At December 31, 2002, we specifically identified one international customer that filed for bankruptcy. At December 31, 2002, we recorded a reserve for this customer’s account in the amount of approximately $500 thousand and, subsequently, in 2003 we wrote-off the account as we had determined that this account was uncollectible. During 2003, we improved our international credit policies.

      We maintain a non-specific bad debt reserve for all customers based on a variety of factors, including the length of time receivables are past due, trends in overall weighted average risk rating of the total portfolio, macroeconomic conditions, significant one-time events and historical experience. Typically, this non-specific bad debt reserve amounts to approximately 1% of quarterly revenues.

Accrued Restructuring

      We have engaged, and may continue to engage, in restructuring actions, which require management to utilize significant estimates related to realizable values of assets made redundant or obsolete and expenses for severance and other employee separation costs, lease cancellation and other exit costs. Should the actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted. For a description of our restructuring actions, refer to our discussion of restructuring charges in the Results of Operations section.

Revenue Recognition

      We enter into contracts to sell our products and services, and, while the majority of our sales agreements contain standard terms and conditions under which we recognize revenue upon shipment of product, there are agreements that contain non-standard terms and conditions. Non-standard terms and conditions can include, but are not limited to, customer acceptance criteria or other post-delivery obligations. As a result, significant contract interpretation is sometimes required to determine the appropriate timing of revenue recognition.

Stock-based Compensation

      We account for the expense associated with our stock-based compensation plans using the intrinsic value method. We believe that the fair value method currently prescribed to measure the fair value of our equity instruments granted to employees does not provide a transparent measure of the fair value of such equity instruments. As a result, we provide pro forma disclosures of net loss and net loss per common share as if the fair value method had been applied in measuring compensation expense. Equity instruments are not granted to non-employees, other than directors, as defined in the respective plan agreements. We currently use the Black-Scholes model to measure our stock-based compensation expense for the pro forma disclosures. The Financial Accounting Standards Board (“FASB”) is reviewing the current approaches to measuring the fair value of stock-based compensation. As a result of this review, the FASB may require us to use a more sophisticated array of techniques in the valuation of stock-based awards for financial statement recognition in future periods.

      To determine the fair value of our stock-based compensation plans we take into consideration the following:

•	Exercise price of the option or share

•	Expected life of the option or share

•	Price of our common stock on the date of grant

•	Expected volatility of our common stock over the life of the option or share

•	Risk free interest rate during the expected term of the option

      The calculation includes several assumptions that require management’s judgment. The expected life of the option or share is determined based on assumptions about patterns of employee exercises or, in other words, is a period representing a probability-weighted average time-period from grant until exercise of stock options, subject to information available at time of grant. Determining expected volatility generally begins with calculating historical volatility for a similar long-term period and then considering the effects of ways in which the future is reasonably expected to differ from the past.

      Additionally, in 2004 we will incur stock-based compensation expense related to certain shares that will be issued pursuant to the terms of our employee stock purchase plan (“ESPP”). This stock-based compensation expense requires recognition under the intrinsic value method. The expense per share will be calculated as the difference between $8.42 and $5.48. Additionally, the expense is dependent on the number of ESPP shares that are actually purchased by certain ESPP participants. The number of shares actually purchased is dependent upon total contributions by those ESPP participants. We currently estimate that approximately 140 thousand shares will be subject to inclusion in this calculation for each of the purchase periods ending May 15, 2004 and August 15, 2004. Based on the estimate of the number of shares subject to inclusion in this calculation, we currently estimate the related stock compensation expense to be approximately $180 thousand, $385 thousand, and $205 thousand for the first, second and third quarters of 2004, respectively.

Results of Operations

      The following table sets forth certain operating data as a percentage of revenues for the years ended December 31, 2003, 2002, and 2001.

	For the years ended December 31,

	2003	2002	2001

Revenues	100.0%	100.0%	100.0%
Cost of sales	67.9	70.3	84.6

Gross margin	32.1	29.7	15.4
Research and development	11.3	13.9	14.5
Selling, general, and administrative	13.3	15.0	15.5
Goodwill amortization	—	—	2.4
Intangible assets amortization	1.5	1.5	0.9
Gain on sale of Multibus, net of expenses	—	(0.6)	—
Loss on building sale	0.9	—	—
Restructuring charges	0.8	1.7	7.5

Income (loss) from operations	4.3	(1.8)	(25.4)
Gain on repurchase of convertible subordinated notes	0.4	1.5	—
Interest expense	(2.4)	(2.8)	(2.7)
Interest income	1.3	1.5	2.6
Other expense, net	(0.6)	(0.6)	(0.8)

Income (loss) from continuing operations before income tax provision (benefit)	3.0	(2.2)	(26.3)
Income tax benefit (provision)	—	1.3	11.8

Income (loss) from continuing operations	3.0	(0.9)	(14.5)

Loss on discontinued operations related to Savvi business, net of tax benefit	(2.3)	(0.7)	(0.6)

Net income (loss)	0.7%	(1.6)%	(15.1)%

Comparison of Year 2003 and Year 2002

      Revenues. Revenues increased slightly by $2.7 million, or 1.4%, from $200.1 million in 2002 to $202.8 million in 2003. The increase in revenues in 2003, compared to 2002, is primarily due to an increase in revenues in the service provider systems market of $4.1 million and an increase in the enterprise market of $6.1 million offset by a decrease in revenues in the commercial systems market of $7.4 million. Revenues in the service provider systems market increased in 2003, compared to 2002, primarily due to increased shipments of 2, 2.5 and 3G wireless infrastructure products. Revenues in the enterprise market increased in 2003, compared to 2002, due to several enterprise design wins from 2002 ramping into production in 2003 generating additional revenues. These design wins primarily relate to the security and converged networks sub-markets of the enterprise market. Revenues in the commercial systems market decreased in 2003, compared to 2002, primarily due to sporadic demand in the industrial automation and gaming sub-markets within the commercial systems market. Additionally, the decrease in the commercial systems market can be attributable to an increase in the number of product end-of-life orders fulfilled in 2002. Given the dynamics of these markets, we may experience general fluctuations in the percentage of revenue attributable to each market. We currently expect that, on average, each of the three markets will represent roughly one-third of total revenues. As of December 31, 2003, backlog was approximately $31.8 million, compared to $23.8 million as of December 31, 2002.

      Additionally in 2003, compared to 2002, the overall increase in revenues was concentrated in the EMEA and Asia Pacific regions which experienced an increase in revenues of $11.8 million, partially offset by a decrease in North American revenues of $9.1 million. We currently expect continued quarterly fluctuations in the percentage of revenue from each geographic region.

      Gross Margin. Gross margin for 2003 was 32.1%, compared to 29.7% for 2002. The increase in gross margin as a percentage of revenues for 2003, compared to 2002, was primarily due to improvements in our manufacturing cost structure as a result of the restructuring events in the first quarter of 2003 and the second quarter of 2002. In addition, early in 2002, we began an aggressive strategic plan to reduce material costs, which began to materialize in the latter half of 2002. As such, these cost reductions resulted in an increase in gross margin in 2003, compared to 2002. During the fourth quarter of 2003, we revised our excess and obsolete inventory reserve calculation to more accurately reflect our true exposure to losses associated with excess and obsolete (“E&O”) inventory moving forward. We estimate that this change resulted in a reduction to the E&O provision to the inventory reserve of approximately $500 thousand in the fourth quarter of 2003. Our long-term gross margin target range continues to be 32% to 35%, excluding stock-based compensation expense.

      Research and Development. Research and development expenses consist primarily of salary, bonuses, and benefits for product development staff, and cost of design and development supplies and equipment, net of reimbursements for non-recurring engineering services. Research and development expenses decreased $4.9 million, or 17.6%, from $27.7 million in 2002 to $22.8 million in 2003. The decrease in research and development expenses is due mainly to a reduction in payroll-related expenses of $5.2 million in 2003, compared to 2002. The reduction in payroll expenses is a result of decreases in headcount, primarily associated with the restructuring events in the first quarter of 2003 and the second quarter of 2002. In addition, the overall decrease in research and development expenses is a result of cost cutting measures undertaken in 2002 and 2003, including office closures and tighter controls on discretionary spending. Our long-term target for research and development expenses continues to be 10-12% of revenues, excluding stock-based compensation expense.

      Selling, General, and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of salary, commissions, bonuses and benefits for sales, marketing, executive, and administrative personnel, as well as the costs of professional services and costs of other general corporate activities. SG&A expenses decreased $3.1 million, or 10.2%, from $30.1 million for 2002 to $27.0 million for 2003. The decrease in SG&A expenses in 2003, compared to 2002, was primarily due to severance and relocation charges incurred in 2002 and a reduction in payroll expenses. Specifically, in June 2002, we incurred $1.2 million of severance-related expenses paid to a former executive. The reduction in payroll expenses is a result of decreases in headcount, primarily associated with the restructuring events in the first quarter of 2003 and the second quarter of 2002. In addition, the overall decrease in SG&A expenses is a result of cost cutting measures undertaken in 2002 and 2003, including office closures and tighter controls on discretionary spending. Our long-term goal for SG&A expenses is 10-12% of revenues, excluding stock-based compensation expense.

      Intangible Assets Amortization. Intangible assets amortization expense was flat at $3.1 million for 2003 and 2002. Intangible assets consist of purchased technology, patents and other identifiable intangible assets. Goodwill and all other intangible assets have been and will periodically be evaluated for impairment. We completed our annual goodwill impairment analysis as of September 30, 2003 and concluded that as of September 30, 2003, there was no goodwill impairment. Management concluded there was no indication of material changes requiring an updated goodwill impairment analysis as of December 31, 2003. We may be required under certain circumstances, to update our impairment analysis, which may result in losses on acquired goodwill.

      Gain on Multibus Sale. In November 2002, we completed the sale of the Multibus business unit recording a gain of $1.2 million, net of expenses arising from the disposal. The gain was recorded as a part of income from operations in accordance with the provisions of SFAS No. 144.

      Loss on Building Sale. In December 2003, we sold the Des Moines, Iowa facility to a third party for $8.5 million. As a result, we disposed of $8.8 million of net book value associated with building, land and other office equipment and paid the mortgage payable in full. In addition, we incurred a prepayment penalty on the mortgage payable amounting to $1.1 million and incurred additional fees associated with the closing of the sale of approximately $353 thousand. The sale resulted in a loss of $1.8 million recorded in Income from operations in the Consolidated Statement of Operations for the year ended December 31, 2003.

      Restructuring Charges. We evaluate the adequacy of the accrued restructuring charges on a quarterly basis. As a result, we record certain reclassifications and reversals to the accrued restructuring charges based on the results of the evaluation. The total accrued restructuring charges for each restructuring event are not affected by reclassifications. Reversals are recorded in the period in which we determine that expected restructuring obligations are less than the amounts accrued. Tables summarizing the activity in the accrued liability for each restructuring event are contained in Footnote 9 of the Notes to the Consolidated Financial Statements. During 2003 and 2002, we recorded restructuring charges and reversals as described below.

First Quarter 2003 Restructuring Charge

      In March 2003, we recorded a restructuring charge of $1.8 million as a result of our continued efforts to improve profitability and market diversification. The restructuring charge includes a net workforce reduction of 103 employee positions. The 103 employee positions eliminated included 53 from manufacturing operations, 42 from shifts in portfolio investments, and eight in support functions.

Second Quarter 2002 Restructuring Charge

      In June 2002, we recorded a restructuring charge of $4.4 million as a result of our continued efforts to improve cost structure and consolidate redundant functions and facilities. The restructuring charge includes a net workforce reduction of 80 employee positions, the closure of the Houston, Texas Design Center, and the consolidation of certain domestic and international sales and service offices. The 80 employee positions eliminated included 46 engineering positions, 19 sales positions, and 15 administrative positions.

      Costs included in the charges were: (i) employee termination and related costs, (ii) facility charges related to vacating various locations both domestically and internationally, (iii) write-downs of property and equipment impaired as a result of the restructuring, and (iv) other charges including legal and accounting fees. We realized reduced quarterly operating expenses of approximately $2.2 million as a result of these actions.

      Employee termination and related costs consist of severance, insurance benefits, and related costs associated with the elimination of 60 domestic positions and 20 international positions. Included in the facilities are charges related to the decision to vacate leased spaces at two of our domestic locations and four international locations. Lease costs for these facilities are charged against the restructuring accrual on a monthly basis upon vacation of the premises until the lease contracts expire or the facilities are sub-leased. If the facilities are not sub-leased, the outstanding facilities accrual may need to be increased.

      The property and equipment charge is comprised of the net book value of the remaining computer hardware, manufacturing test equipment, and furniture and fixtures at the Houston, Texas facility and the net book value of furniture and fixtures, computer hardware, and computer software at Netherlands, Germany, and one of the United Kingdom facilities. Our decision to completely vacate the Texas, Netherlands, Germany, and one of the United Kingdom facilities during the second quarter prompted the need to write-off the net book value of part or all of the remaining assets at these locations.

      Other charges include legal and accounting fees related to the restructuring plan.

Reversals

      We recorded reversals amounting to $208 thousand and $188 thousand during 2003 and 2002, respectively, related primarily to amounts originally accrued for certain non-cancelable leases for facilities vacated as a resulting of the restructuring events. During 2002 and 2003, we entered into subleasing arrangements for part of these facilities and as result we reduced the restructuring accruals.

      Gain on Repurchase of Convertible Subordinated Notes. In 2003, we repurchased $10.3 million principal amount of the convertible subordinated notes, with an associated discount of $308 thousand. We repurchased the notes in the open market for $9.2 million and, as a result, recorded a gain of $825 thousand.

      In 2002, we repurchased $21.0 million principal amount of the convertible subordinated notes, with an associated discount of $587 thousand for $17.5 million in cash as part of negotiated transactions with third parties. The early extinguishments of the notes resulted in a gain of $3.0 million.

      Interest Expense. Interest expense, for 2003 and 2002 primarily includes interest expense incurred on convertible subordinated notes. Interest expense decreased $775 thousand, or 13.8%, from $5.6 million in 2002 to $4.9 million in 2003. The decrease in interest expense is due to a decrease in the balance of outstanding convertible subordinated notes as a result of the repurchases of the convertible subordinated notes on various dates in 2003 and 2002.

      Interest Income. Interest income decreased $379 thousand, or 12.6%, from $3.0 million in 2002 to $2.6 million in 2003. Interest income decreased as a result of lower yields earned on investments. We experienced lower yields on our investments due to declining interest rates in 2003.

      Other Expense, net. Other expense, net, primarily includes foreign currency exchange gains and losses and unusual items. Other expense, net, increased $213 thousand, or 18.8%, from $1.1 million in 2002 to $1.3 million in 2003. Foreign currency exchange rate fluctuations resulted in expenses of $787 thousand in 2003 compared to $1.3 million in 2002. The foreign exchange losses are primarily a result of a weak US dollar relative to European currencies.

      Net of the change in expenses related to foreign currency exchange rate fluctuations, the increase in other expense, net, in 2003, compared to 2002, is attributable to several unusual items. Specifically, in 2003, we recorded a loss related to an other-than-temporary decline in value on the investment in shares of GA eXpress (“GA”) common stock amounting to $358 thousand. We hold shares in GA as a result of the 1996 sale of Texas Micro’s Sequoia Enterprise Systems business unit to GA in exchange for stock. The Company acquired Texas Micro in 2001. Factors the Company considered when it determined the decline in value on the investment in GA shares was other than temporary, include, but are not limited to, the likelihood that the related company would have insufficient cash flows to operate for the next 12 months, significant changes in the operating performance or operating model and/or changes in market conditions. As of December 31, 2003 the estimated fair value of this investment is zero. In 2003, we performed a fixed asset physical inventory count resulting in write-offs of $240 thousand. In 2002, we recorded a gain on the sale of an investment in the amount of $69 thousand and we recorded other income in the amount of $189 thousand related to an insurance reimbursement.

      Income Tax Provision (Benefit). We recorded a tax provision of $22 thousand from continuing operations and no income tax provision or benefit from discontinued operations for the year ended December 31, 2003. For the year ended December 31, 2002, we recorded a $2.7 million income tax benefit and a $2.4 million income tax benefit from continuing and discontinued operations, respectively. Our effective tax rate was 1.6% in 2003 compared to (60.7%) in 2002. Our current effective tax rate differs from the statutory rate primarily due to the tax impact of income associated with foreign jurisdictions, the loss on disposition of a foreign subsidiary and the impact of the increase in valuation allowance related to tax attributes generated in 2003.

      We currently estimate that our effective tax rate for 2004 will be approximately 25%. The 2004 estimated effective tax rate is based on current tax law and the current expected income, and assumes that the company continues to receive the tax benefits associated with export sales. The tax rate may be affected by potential acquisitions, restructuring events or divestitures, the jurisdictions in which profits are determined to be earned and taxed, and the ability to realize deferred tax assets.

      At December 31, 2003, we had net deferred tax assets of $28.8 million. Valuation allowances of $17.4 million and $16.2 million, as of December 31, 2003 and 2002, respectively, have been provided for deferred income tax assets related primarily to net operating loss and tax credit carryforwards that may not be realized. The increase in valuation allowance of $1.2 million for the year ended December 31, 2003 compared to the year ended December 31, 2002 is primarily attributable to the change in net deferred tax assets generated in 2003. The utilization of the net deferred tax assets will require that we generate at least $76.4 million in future taxable income over a five-year time frame. Management expects to return to past levels of profitability, and therefore believes it is more likely than not that we will utilize the net deferred tax assets. We cannot provide absolute assurance that we will generate sufficient taxable income to fully utilize the net deferred tax assets of $28.8 million as of December 31, 2003. Accordingly, we may record a full valuation allowance against the deferred tax assets if our expectations of future taxable income are not achieved. Any tax benefit subsequently recognized from the acquired Microware net operating loss carryforwards would be allocated to goodwill.

      The IRS has completed its examination of our federal income tax returns for the years 1996 through 2002. We have agreed to the IRS’s proposed audit adjustments for all years under audit. The proposed adjustments will result in an increase in the net operating loss carryforwards to the year 2003 by $241 thousand. There are no additional taxes, penalties and/or interest related to the proposed audit adjustments. The final audit report is expected to be issued by the IRS during the first quarter of 2004.

      Discontinued Operations. On March 14, 2003, we completed the sale of the Savvi business resulting in a loss of $4.3 million. As a result of this transaction, we recorded $4.1 million in write-offs of goodwill and intangible assets. The total $4.7 million loss from discontinued operations recorded in 2003 includes the $4.3 million loss on the sale of the Savvi business as well as $393 thousand of net losses incurred by the business unit during the quarter, before the business unit was sold. For 2002, $3.9 million of revenues and expenses and $2.4 million of tax benefit were reclassified from continuing operations to losses from discontinued operations as a result of the sale of the Savvi business in the first quarter of 2003.

Comparison of Year 2002 and Year 2001

      Revenues. Revenues decreased $27.6 million or 12.1% from $227.7 million in 2001 to $200.1 million in 2002. The decrease in revenues was principally attributable to lower customer sales as a result of the overall poor economic conditions and the related downturn within our three primary markets: commercial systems, service provider systems, and enterprise systems. As of December 31, 2002, backlog was approximately $23.8 million compared to backlog of approximately $26.0 million as of December 31, 2001.

      Gross Margin. Gross margin increased to 29.7% of revenues in 2002 compared to 15.4% in 2001. The increase in gross margin as a percentage of revenues for the year ended December 31, 2002 was primarily attributable to favorable absorption due to increased utilization of manufacturing capacity from the prior year, lower excess and obsolete inventory provisions, and material cost reductions throughout 2002. Gross margin in 2001 factored in charges for excess and obsolete inventory of $3.9 million, $6.8 million, and $13.9 million recorded in first, second, and fourth quarters, respectively, of 2001. Gross margin for 2001 excluding the inventory write-downs throughout the year was 26.2%.

      Research and Development. Research and development expenses decreased by $5.4 million or 16.4% from $33.2 million in 2001 to $27.7 million in 2002. The decrease in 2002 resulted from lower spending attributable to additional cost control measures initiated and implemented during the year.

      Selling, General, and Administrative Expenses. SG&A expenses decreased by $5.1 million or 14.6% from $35.2 million in 2001 to $30.1 million in 2002. The decrease in 2002 was primarily due to lower spending as a result of cost control measures taken throughout the year. SG&A expenses, at 15.0% of revenues for 2002 compared to 15.5% for 2001, decreased slightly due to the aforementioned expense reductions.

      Goodwill Amortization. There was no goodwill amortization expense for the year ended December 31, 2002 compared to $5.5 million for the year ended December 31, 2001. We ceased the amortization of goodwill effective January 1, 2002 in order to comply with the provisions of SFAS No. 142. SFAS No. 142 requires goodwill to be tested for impairment at least annually, and under certain circumstances, written down when impaired, rather than being amortized as previous standards required. To comply with this provision of SFAS No. 142, we conducted and completed a goodwill impairment analysis during the six months ended June 30,

2002. Based upon the analysis, we concluded that as of January 1 and June 30, 2002, there was no goodwill impairment.

      Intangible Assets Amortization. Intangible assets amortization expense increased by $1.0 million or 47.6% from $2.1 million in 2001 to $3.1 million in 2002. The increase in intangible assets amortization is principally attributable to a full year of amortization on $11.2 million of intangible assets resulting from the acquisition of Microware completed in August 2001. Amortization periods for intangible assets range from 4 to 15 years.

      In July 2001, the FASB issued SFAS No. 142, which supersedes Accounting Principles Board (“APB”) Opinion No. 17, “Intangible Assets.” We complied with SFAS No. 142 as it related to the Microware acquisition, amortizing purchased intangibles since the date of acquisition and not amortizing the associated goodwill. The goodwill acquired through the purchase of Microware and all other intangible assets have been and will periodically be evaluated for impairment as required under SFAS No. 142 and 144.

      Gain on Multibus Sale. In November 2002, we completed the sale of the Multibus business unit recording a gain of $1.2 million, net of expenses arising from the disposal. The gain was recorded as a part of income from operations in accordance with the provisions of SFAS No. 144.

      Restructuring. Beginning in the first quarter of 2001, we initiated a restructuring of our operations in light of overall market conditions and the economic downturn. We recorded additional restructuring charges during the second quarter of 2001, the fourth quarter of 2001, and the second quarter of 2002. These measures, which included workforce reductions, consolidation of certain facilities, fixed asset and capitalized software write-downs, and other costs, were largely intended to align our capacity and infrastructure to anticipated demands for our products.

      We evaluate the adequacy of the accrued restructuring charges on a quarterly basis. As a result, we record certain reclassifications and reversals to the accrued restructuring charges based on the results of the evaluation. The total accrued restructuring charges for each restructuring event are not affected by reclassifications. Reversals are recorded in the period in which we determine that expected restructuring obligations are less than the amounts accrued. Tables summarizing the activity in the accrued liability for each restructuring event are contained in Footnote 9 of the Notes to the Consolidated Financial Statements. During 2002 and 2001, we recorded restructuring charges and reversals as described below.

Second Quarter 2002 Restructuring Charge

      In June 2002, we recorded a restructuring charge of $4.4 million as a result of our continued efforts to improve cost structure and consolidate redundant functions and facilities. The restructuring charge includes a net workforce reduction of 80 employee positions, the closure of the Houston, Texas Design Center, and the consolidation of certain domestic and international sales and service offices. The 80 employee positions eliminated included 46 engineering positions, 19 sales positions, and 15 administrative positions.

      Costs included in the charges were: (i) employee termination and related costs, (ii) facility charges related to vacating various locations both domestically and internationally, (iii) write-downs of property and equipment impaired as a result of the restructuring, and (iv) other charges including legal and accounting fees. We realized reduced quarterly operating expenses of approximately $2.2 million as a result of these actions.

      Employee termination and related costs consist of severance, insurance benefits, and related costs associated with the elimination of 60 domestic positions and 20 international positions. Included in the facilities are charges related to the decision to vacate leased spaces at two of our domestic locations and four international locations. Lease costs for these facilities are charged against the restructuring accrual on a monthly basis upon vacation of the premises until the lease contracts expire or the facilities are sub-leased. If the facilities are not sub-leased, the outstanding facilities accrual may need to be increased.

      The property and equipment charge is comprised of the net book value of the remaining computer hardware, manufacturing test equipment, and furniture and fixtures at the Houston, Texas facility and the net book value of furniture and fixtures, computer hardware, and computer software at Netherlands, Germany, and one of the United Kingdom facilities. Our decision to completely vacate the Texas, Netherlands, Germany, and one of the United Kingdom facilities during the second quarter prompted the need to write-off the net book value of part or all of the remaining assets at these locations.

      Other charges include legal and accounting fees related to the restructuring plan.

2001 Restructuring Charges

      During 2001, we recorded three restructuring charges for a total of $17.0 million, of which $9.8 million are expected to require cash expenditures and $7.2 million for non-cash charges. These restructuring charges occurred in the first, second, and fourth quarters.

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

Reversals

      We recorded reversals amounting to $188 thousand during 2002 related to various over-accruals for restructuring charges recorded in 2001 and 2002.

      Gain on Repurchase of Convertible Subordinated Notes. In 2002, we repurchased $21.0 million principal amount of the convertible subordinated notes, with an associated discount of $587 thousand for $17.5 million in cash as part of negotiated transactions with third parties. The early extinguishments of the notes resulted in a gain of $3.0 million.

      Interest Expense. Interest expense for 2002 and 2001 primarily includes interest expense incurred on convertible subordinated notes. Interest expense decreased $475 thousand, or 7.8%, from $6.1 million in 2001 to $5.6 million in 2002. The decrease in interest expense is due to a decrease in the balance of outstanding convertible subordinated notes as a result of the repurchases of the convertible subordinated notes on various dates in 2002.

      Interest Income. Interest income decreased $2.9 million, or 48.9%, from $5.9 million in 2001 to $3.0 million in 2002. Interest income decreased as a result of average interest rate yields on short-term and long-term investments falling from average interest rates of 5% for 2001 to average interest rates of 3% for 2002.

      Other Expense, net. Other expense, net decreased by $784 thousand from $1.9 million in 2001 to $1.1 million in 2002. Included in other expense, net, are foreign exchange losses amounting to $790 thousand in 2001 compared to $1.3 million in 2002. The $549 thousand increase in the foreign exchange losses from 2001 to 2002 is primarily a result of a weak US dollar relative to European currencies.

      Net of the increase in foreign exchange losses of $549 thousand, other expense, net decreased by $1.3 million. This decrease is primarily related to several unusual losses incurred in 2001 and an unusual gain realized in 2002. In 2001, we recorded a loss on the disposal of fixed assets as a result of a fixed asset inventory completed in the fourth quarter of 2001 amounting to $592 thousand. In 2001, we recorded a loss associated with the permanent impairment of an equity investment of $460 thousand. In 2002, we recorded a gain associated with an insurance settlement in the amount of $189 thousand.

      Income Tax Benefit. We recorded a tax benefit from continuing and discontinued operations combined of $5.1 million and $28.0 million for 2002 and 2001, respectively. Our effective tax rate was (60.7%) in 2002 compared to (44.8%) in 2001. The effective tax rate differs from the statutory rate primarily due to the impact of research and development tax credits generated in 2002, the tax impact of certain foreign tax planning strategies, and the amortization of goodwill associated with past acquisitions.

      At December 31, 2002, we had net deferred tax assets of $29.0 million. Valuation allowances of $16.2 million and $19.3 million, as of December 31, 2002 and 2001, respectively, have been provided for deferred income tax assets related primarily to net operating loss and tax credit carryforwards that may not be realized. The decrease in valuation allowance of $3.1 million for the year ended December 31, 2002 compared to the year ended December 31, 2001 is primarily attributable to approximately $900 thousand and $2.2 million of expired net operating losses arising from the acquisitions of Microware and Texas Micro, respectively, partially offset by foreign tax credit carryforwards. Any tax benefits subsequently recognized from the acquired Microware net operating loss carryforwards would be allocated to goodwill.

      Our future effective tax rate could be lower than the statutory rate if future taxable income is higher than what is currently anticipated through the release of some or all of the recorded valuation allowance. In contrast, the effective tax rate could be adversely affected if future taxable income is lower than anticipated or by unfavorable changes in tax laws and regulations.

      Discontinued Operations. On March 14, 2003, we completed the sale of the Savvi business resulting in a loss of $4.3 million. As a result of this transaction, we recorded $4.1 million in write-offs of goodwill and intangible assets in 2003. The total $4.7 million loss from discontinued operations recorded for the three months ended March 31, 2003 includes the $4.3 million loss on the sale of the Savvi business as well as $393 thousand of net losses incurred by the business unit during the quarter, before the business unit was sold. For 2002, $3.9 million of revenues and expenses and $2.4 million of tax benefit were reclassified from continuing operations to losses from discontinued operations as a result of the sale of the Savvi business in the first quarter of 2003. For 2001, $2.5 million of revenues and expenses and $1.1 million of tax benefit were reclassified from continuing operations to losses from discontinued operations as a result of the sale of the Savvi business in the first quarter of 2003.

Liquidity and Capital Resources

      The following table summarizes selected financial information for each of the years ended on the dates indicated:

	December 31,	December 31,	December 31,
	2003	2002	2001

	(Dollar amounts in thousands)
Working capital	$222,324	$132,474	$141,940
Cash and cash equivalents and investments	$225,373	$118,927	$113,350
Cash and cash equivalents	$149,925	$33,138	$29,036
Short-term investments	$44,456	$72,661	$71,117
Accounts receivable, net	$32,144	$27,473	$41,694
Inventories, net	$26,092	$24,864	$32,651
Long-term investments	$30,992	$13,128	$13,197
Accounts payable	$21,969	$18,933	$24,512
Convertible senior notes	$97,015	$—	$—
Convertible subordinated notes	$67,585	$77,366	$97,521
Days sales outstanding(A)	54	63	88
Days to pay(B)	54	56	54
Inventory turns(C)	5.4	4.9	4.5

(A)	Based on average ending net trade receivables divided by daily revenue (based on 365 days in each year presented).

(B)	Based on average ending accounts payable divided by daily cost of sales (based on 365 days in each year presented).

(C)	Based on cost of sales divided by average ending inventory.

      Cash and cash equivalents increased by $116.8 million from $33.1 million at December 31, 2002 to $149.9 million at December 31, 2003. Activities impacting cash and cash equivalents are as follows:

Cash Flows

	For the Years Ended December 31,

	2003	2002	2001

	(In thousands)
Cash provided by operating activities	$17,107	$22,816	$(4,686)
Cash provided by (used in) investing activities	13,170	(6,154)	(19,220)
Cash provided by (used in) by financing activities	84,501	(15,075)	2,317
Effects of exchange rate changes	2,009	2,515	632

Net increase (decrease) in cash and cash equivalents	$116,787	$4,102	$(11,585)

      We have generated annual cash provided by operating activities in amounts greater than net income (loss) in 2003, 2002, and 2001, driven mainly by improved management of our working capital. Management currently expects that 2004 cash flows from operations will continue to exceed net income. In addition, management believes that cash flows from operations, available cash balances, and short-term borrowings will be sufficient to fund our operating liquidity needs.

      During 2003, we used net cash provided by operating activities to fund the repurchases of our 5.5% convertible subordinated notes and for capital expenditures. During 2003, we implemented an upgrade to our Enterprise Resource Planning (“ERP”) system and, as a result, capital expenditures increased in 2003, compared to 2002. In addition, we received net proceeds of $360 thousand related to the sale of the Des Moines, Iowa facility in December 2003 and net proceeds of $360 thousand related to the sale of our Savvi business in March 2003. Finally, in November 2003, we completed the sale of our 1.375% Convertible Senior Notes with net proceeds amounting to $97 million. We intend to use the net proceeds from this offering for general corporate purposes, including working capital and potential acquisitions and partnerships.

      During 2002, we used net cash provided by operating activities to fund the repurchases of our 5.5% convertible subordinated notes, for capital expenditures and for repurchases of our common stock. During 2002, capital expenditures were primarily attributable to improvements in information technology infrastructure.

      During 2001, we used net cash provided by operating activities to fund 2001 acquisition activity, including S-Link and Microware, and settle liabilities assumed in those acquisitions, to fund capital expenditures and to fund repurchases of our common stock. During 2001, capital expenditures primarily related to the costs associated with the implementation of our ERP system and network upgrades.

      Working capital increased $89.9 million from $132.5 million at December 31, 2002 to $222.3 million at December 31, 2003. Working capital increased due to the issuance of our 1.375% Convertible Senior Notes for net proceeds of $97 million in November, 2003, offset by the net cash used to repurchase some of our convertible subordinated notes of $9.2 million. Additionally, we generated net positive cash flow for the year. Working capital decreased $9.5 million from $141.9 million at December 31, 2001 to $132.5 million at December 31, 2002. The net decrease in working capital from 2001 to 2002 was related to the net decrease in accounts receivable of $14.2 million, the net decrease of inventories of $7.8 million, and the net decrease in current deferred tax assets of $6.0 million, partially offset by the decrease in accounts payable of $5.6 million and the decrease in accrued restructuring of $2.3 million.

Held-to-Maturity Investments

      Short-term and long-term investments reported as (in thousands):

	December 31,	December 31,
	2003	2002

Short-term held-to-maturity investments, net of unamortized premium of $767 and $864, respectively	$44,456	$72,661

Long-term held-to-maturity investments, net of unamortized premium of $442 and $600, respectively	$30,992	$13,128

      As of December 31, 2003, our long-term held-to-maturity investments had maturities ranging from 14.0 months to 34.8 months. Our investment policy requires that the total investment portfolio, including cash and investments, not exceed a maximum weighted average maturity of 18 months. In addition, the policy mandates that an individual investment must have a maturity of less than 36 months, with no more than 20% of the total portfolio exceeding 24 months. As of December 31, 2003, we were in compliance with our investment policy.

Stock Repurchase Program

      During the fourth quarter of 2001, our Board of Directors authorized the repurchase of up to 500,000 of our outstanding shares of common stock. The 2001 stock repurchase program expired during the third quarter of 2002, at which time the Board of Directors authorized a new stock repurchase program for the repurchase of up to 500,000 of our outstanding shares of common stock. During the years ended December 31, 2002 and 2001, we repurchased 147,000 and 74,000 of outstanding shares, respectively, in the open market or through privately negotiated transactions for $1.1 million and $1.0 million, respectively. The timing and size of any future stock repurchases are subject to approval by the Board of Directors, market conditions, stock prices, cash position, and other cash requirements.

Line of Credit

      During the quarter ended March 31, 2003, we renewed our line of credit facility, which expires on March 31, 2004, for $20.0 million at an interest rate based upon the lower of the London Inter-Bank Offered Rate (“LIBOR”) plus 1.0% or the bank’s prime rate. The line of credit is collateralized by our non-equity investments and is reduced by any standby letters of credit. At December 31, 2003, we had a standby letter of credit outstanding related to one of our medical insurance carriers for $104 thousand. The market value of non-equity investments must exceed 125.0% of the borrowed facility amount, and the investments must meet specified investment grade ratings. We plan to renew our line of credit in the first quarter of 2004.

      As of December 31, 2003 and December 31, 2002, there were no outstanding balances on the standby letter of credit or line of credit and we were in compliance with all debt covenants.

Convertible Senior Notes

      During November 2003, we completed a private offering of $100 million aggregate principal amount of 1.375% convertible senior notes due November 15, 2023 to qualified institutional buyers. The discount on the convertible senior notes amounted to $3 million.

      Convertible senior notes are unsecured obligations convertible into our Common Stock and rank equally in right of payment with all of our existing and future obligations that are unsecured and unsubordinated. Interest on the senior notes accrues at 1.375% per year and is payable semi-annually on May 15 and November 15. The convertible senior notes are payable in full in November 2023. The notes are convertible, at the option of the holder, at any time on or before maturity, unless previously redeemed or repurchased, into shares of our Common Stock at a conversion price of $23.57 per share, which is equal to a conversion rate of 42.4247 shares per $1,000 principal amount of notes. We may redeem all or a portion of the notes at our option on or after November 15, 2006 but before November 15, 2008 provided that the closing price of our Common

Stock exceeds 130% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of the notice of the provisional redemption. On or after November 15, 2008, we may redeem the notes at any time. The notes are convertible prior to maturity into shares of our Common Stock under certain circumstances that include but are not limited to (i) conversion due to the closing price of our Common Stock on the trading day prior to the conversion date reaching 120% or more of the conversion price of the notes on such trading date and (ii) conversion due to the trading price of the notes falling below 98% of the conversion value.

      As of December 31, 2003 we had outstanding convertible senior notes with a face value of $100 million and book value of $97.0 million, net of unamortized discount of $3.0 million. The estimated fair value of the convertible senior notes was $98.0 million at December 31, 2003.

Convertible Subordinated Notes

      During August 2000, we completed a private offering of $120 million aggregate principal amount of 5.5% convertible subordinated notes due August 15, 2007 to qualified institutional buyers. The discount on the convertible subordinated notes amounted to $3.6 million.

      Convertible subordinated notes are unsecured obligations convertible into our Common Stock and are subordinated to all present and future senior indebtedness of RadiSys. Interest on the subordinated notes accrues at 5.5% per year and is payable semi-annually on February 15 and August 15. The convertible subordinated notes are payable in full in August 2007. The notes are convertible, at the option of the holder, at any time on or before maturity, unless previously redeemed or repurchased, into shares of our Common Stock at a conversion price of $67.80 per share, which is equal to a conversion rate of 14.7484 shares per $1,000 principal amount of notes. If the closing price of our common stock equals or exceeds 140% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date on which a notice of redemption is mailed, then we may redeem all or a portion of the notes at our option at a redemption price equal to the principal amount of the notes plus a premium (which declines annually on August 15 of each year), together with accrued and unpaid interest to, but excluding, the redemption date.

      In 2003, we repurchased $10.3 million principal amount of the convertible subordinated notes, with an associated discount of $308 thousand. We repurchased the notes in the open market for $9.2 million and, as a result, recorded a gain of $825 thousand.

      In 2002, we repurchased $21.0 million principal amount of the convertible subordinated notes, with an associated discount of $587 thousand for $17.5 million in cash as part of negotiated transactions with third parties. The early extinguishments of the notes resulted in a gain of $3.0 million.

      In 2000, we purchased $20.0 million principal amount of the convertible subordinated notes, with an associated discount of $581 thousand for $14.3 million as part of a negotiated transaction with a third party. The early extinguishment of the notes resulted in a gain of $5.1 million.

      As of December 31, 2003 and December 31, 2002, we had $67.6 million and $77.4 million of convertible subordinated notes outstanding, net of unamortized discount of $1.2 million and $1.7 million, respectively. The estimated fair value of the convertible subordinated notes was $65.7 million and $66.5 million at December 31, 2003 and 2002, respectively.

Mortgage Payable

      Through the purchase of Microware, RadiSys assumed a long-term mortgage payable to GMAC Commercial Mortgage Company in the amount of $6.7 million. The mortgage payable was secured by Microware’s facility and by real estate in Des Moines, Iowa. In accordance with the provisions of the mortgage agreement, we issued an irrevocable standby letter of credit in the amount of $865 thousand, used as a part of collateral. The Company also had $865 thousand of restricted cash at December 31, 2002 relating to the standby letter of credit.

      In December 2003, we sold the Des Moines, Iowa facility. As a result, we paid the mortgage payable in full. The loss on the sale of this facility was $1.8 million as a result of prepayment penalties on the mortgage and related transaction costs.

      During the years ended December 31, 2003 and 2002, we paid $66 thousand and $87 thousand of principal, respectively, on the mortgage payable along with interest at 7.46%.

Contractual Obligations

      The following summarizes RadiSys’ contractual obligations at December 31, 2003 and the effect of such on its liquidity and cash flows in future periods.

	2004	2005	2006	2007	2008	Thereafter

Future minimum lease payments	$4,207	$3,248	$1,879	$1,780	$1,875	$5,336
Purchase obligations(a)	11,323	—	—	—	—	—
Convertible senior notes(b)	—	—	—	—	—	100,000
Convertible subordinated notes(b)	—	—	—	68,748	—	—

Total	$15,530	$3,248	$1,879	$70,528	$1,875	$105,336

(a)	Purchase obligations include agreements or purchase orders to purchase goods or services that are enforceable and legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(b)	The convertible senior notes and the convertible subordinated notes are shown at their face values, gross of unamortized discount amounting to $3.0 million and $1.2 million, respectively at December 31, 2003.

Off-Balance Sheet Arrangements

      We do not engage in any activity involving special purpose entities or off-balance sheet financing.

Liquidity Outlook

      We believe that our current cash and cash equivalents and investments, net, of $225.4 million at December 31, 2003 and cash generated from operations will satisfy our short and long-term expected working capital needs, capital expenditures, stock repurchases, and other liquidity requirements associated with our existing business operations. Capital expenditures are expected to range from $500 thousand to $1.0 million per quarter.

Recent Accounting Pronouncements

      See Note 1 to the Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to market risk from changes in interest rates, foreign currency exchange rates, and equity trading prices, which could affect our financial position and results of operations.

      Interest Rate Risk. We invest excess cash in debt instruments of the U.S. Government and its agencies, and those of high-quality corporate issuers. We attempt to protect and preserve our invested funds by limiting default, market, and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely affected due to a rise in interest rates while floating rate securities may produce less income than expected if interest rates decline. Due to the short duration of most of the investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair value of our investment portfolio. Therefore, we would not expect our operating results or cash flows to be affected, to any significant degree, by the effect of a sudden change in market interest rates on the securities portfolio.

      The fair market value of fixed interest rate debt securities is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt securities will increase as interest rates decline and decrease as interest rates rise. The interest rate changes affect the fair market value but do not necessarily have a direct impact on our earnings or cash flows. The estimated fair value of our debt securities at December 31, 2002 was $96.0 million. The estimated fair value of our debt securities at December 31, 2003 was $209.1 million. The effect of an immediate 10% change in interest rates would not have a material effect on our operating results or cash flows.

      Foreign Currency Risk. We pay the expenses of our international operations in local currencies, namely, the Japanese Yen, Canadian Dollar, British Pound, New Shekel, Chinese Yuan and Euro. The international operations are subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, future results could be materially and adversely affected by changes in these or other factors. We are also exposed to foreign exchange rate fluctuations as the balance sheets and income statements of our foreign subsidiaries are translated into U.S. dollars during the consolidation process. Because exchange rates vary, these results, when translated, may vary from expectations and adversely affect overall expected profitability. Foreign currency transaction losses, net of gains, amounted to $787 thousand, $1.3 million, and $790 thousand for the years ended December 31, 2003, 2002, and 2001, respectively.

      Convertible Senior Notes. During November 2003, we completed a private offering of $100 million aggregate principal amount of 1.375% convertible senior notes due November 15, 2023 to qualified institutional buyers. The discount on the convertible senior notes amounted to $3 million.

      Convertible senior notes are unsecured obligations convertible into our Common Stock and rank equally in right of payment with all of our existing and future obligations that are unsecured and unsubordinated. Interest on the senior notes accrues at 1.375% per year and is payable semi-annually on May 15 and November 15. The convertible senior notes are payable in full in November 2023. The notes are convertible, at the option of the holder, at any time on or before maturity, unless previously redeemed or repurchased, into shares of our Common Stock at a conversion price of $23.57 per share, which is equal to a conversion rate of 42.4247 shares per $1,000 principal amount of notes. We may redeem all or a portion of the notes at our option on or after November 15, 2006 but before November 15, 2008 provided that the closing price of our Common Stock exceeds 130% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of the notice of the provisional redemption. On or after November 15, 2008, we may redeem the notes at any time. The notes are convertible prior to maturity into shares of our Common Stock under certain circumstances that include but are not limited to (i) conversion due to the closing price of our Common Stock on the trading day prior to the conversion date reaching 120% or more of the conversion price of the notes on such trading date and (ii) conversion due to the trading price of the notes falling below 98% of the conversion value.

      The fair value of the convertible senior notes is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of the convertible senior notes, due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our convertible senior notes in the open market, changes in the fair value of convertible senior notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of the convertible senior notes was $98.0 million at December 31, 2003.

      Convertible Subordinated Notes. Convertible subordinated notes are unsecured obligations convertible into our Common Stock and are subordinated to all present and future senior indebtedness of RadiSys. Interest on the subordinated notes accrues at 5.5% per year and is payable semi-annually on February 15 and August 15. The convertible subordinated notes are payable in full in August 2007. The notes are convertible, at the option of the holder, at any time on or before maturity, unless previously redeemed or repurchased, into shares of our Common Stock at a conversion price of $67.80 per share, which is equal to a conversion rate of 14.7484 shares per $1,000 principal amount of notes. If the closing price of our common stock equals or exceeds 140% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date on which a notice of redemption is mailed, then we may redeem all or a portion of the notes at our option at a redemption price equal to the principal amount of the notes plus a premium (which declines annually on August 15 of each year), together with accrued and unpaid interest to, but excluding, the redemption date.

      The fair value of the convertible subordinated notes is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of the convertible subordinated notes, due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our convertible subordinated notes in the open market, changes in the fair value of convertible subordinated notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of the convertible subordinated notes was $65.7 million and $66.5 million at December 31, 2003 and December 31, 2002, respectively.

      We have cumulatively repurchased convertible subordinated notes in the amount of $51.3 million, face value, for $41.3 million. These repurchases were financed from our investment portfolio. If and when appropriate opportunities present themselves, we may use a portion of our cash and cash equivalents and investment balances to buy back additional amounts of the convertible subordinated notes. As of December 31, 2003, our aggregate cash and cash equivalents and investments were $225.4 million.

Part II, Item 8. Financial Statements and Supplementary Data

Quarterly Financial Data (unaudited)

	For the year ended December 31, 2003			For the year ended December 31, 2002

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(In thousands, except per share data)
Revenues	$48,404	$48,898	$50,162	$55,331	$52,699	$52,152	$47,927	$47,309
Gross margin	15,197	15,953	16,079	17,928	14,713	15,130	15,161	14,440
Income (loss) from operations	515	2,672	3,049	2,539	(1,361)	(6,593)	937	3,277
Income (loss) from continuing operations	433	1,789	2,270	1,518	(261)	(2,672)	47	1,127
Loss from discontinued operations related to Savvi, net of tax benefit	(4,679)	—	—	—	(392)	(400)	(568)	(186)
Net income (loss)	(4,246)	1,789	2,270	1,518	(653)	(3,072)	(521)	941
Net income (loss) per share from continuing operations:
Basic	0.02	0.10	0.13	0.08	(0.01)	(0.15)	—	0.06
Diluted	0.02	0.10	0.12	0.08	(0.01)	(0.15)	—	0.06
Net income (loss) per share:
Basic	(0.24)	0.10	0.13	0.08	(0.04)	(0.18)	(0.03)	0.05
Diluted	(0.24)	0.10	0.12	0.08	(0.04)	(0.18)	(0.03)	0.05

REPORT OF INDEPENDENT AUDITORS

To The Board of Directors and Shareholders

of RadiSys Corporation:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of RadiSys Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 6 to the Consolidated Financial Statements, on January 1, 2002, the Company changed its method of accounting for goodwill.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Portland, Oregon

February 13, 2004 except for Note 25, as to which the date is March 3, 2004.

RADISYS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,

	2003	2002	2001

	(In thousands, except per share
	amounts)
Revenues	$202,795	$200,087	$227,713
Cost of sales	137,638	140,643	192,558

Gross margin	65,157	59,444	35,155
Research and development (See Note 1)	22,843	27,728	33,174
Selling, general, and administrative	27,029	30,111	35,244
Goodwill amortization (See Notes 1 and 6)	—	—	5,500
Intangible assets amortization (See Notes 1 and 7)	3,060	3,079	2,101
Gain on sale of Multibus, net of expenses (See Note 19)	—	(1,164)	—
Loss on building sale (See Note 20)	1,829	—	—
Restructuring charges (See Notes 1 and 9)	1,621	3,430	16,988

Income (loss) from operations	8,775	(3,740)	(57,852)
Gain on repurchase of convertible subordinated notes	825	3,010	—
Interest expense	(4,851)	(5,626)	(6,101)
Interest income	2,626	3,005	5,878
Other expense, net	(1,343)	(1,130)	(1,914)

Income (loss) from continuing operations before income tax provision (benefit)	6,032	(4,481)	(59,989)
Income tax provision (benefit)	22	(2,722)	(26,872)

Income (loss) from continuing operations	6,010	(1,759)	(33,117)
Discontinued operations related to Savvi business:
Loss from discontinued operations	(4,679)	(3,937)	(2,480)
Income tax benefit	—	(2,391)	(1,111)

Net income (loss)	$1,331	$(3,305)	$(34,486)

Income (loss) per share from continuing operations:
Basic	$0.34	$(0.10)	$(1.92)

Diluted	$0.33	$(0.10)	$(1.92)

Net income (loss) per share:
Basic	$0.07	$(0.19)	$(2.00)

Diluted	$0.07	$(0.19)	$(2.00)

Weighted average shares outstanding:
Basic	17,902	17,495	17,249

Diluted	18,406	17,495	17,249

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2003	2002

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents (Notes 1 and 2)	$149,925	$33,138
Short term investments, net (Notes 1 and 2)	44,456	72,661
Accounts receivable, net (Notes 1 and 3)	32,144	27,473
Inventories, net (Notes 1 and 4)	26,092	24,864
Other current assets	2,781	4,361
Deferred tax assets (Notes 1 and 15)	6,898	7,521

Total current assets	262,296	170,018
Property and equipment, net (Notes 1 and 5)	14,584	25,882
Goodwill (Notes 1, 6, 18 and 24)	27,521	29,969
Intangible assets, net (Notes 1, 7, 18 and 24)	6,437	11,159
Long-term investments, net (Notes 1 and 2)	30,992	13,128
Long-term deferred tax assets (Notes 1 and 15)	21,911	21,437
Other assets (Notes 1 and 8)	1,821	2,706

Total assets	$365,562	$274,299

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable (Notes 1 and 12)	$21,969	$18,933
Accrued wages and bonuses	4,868	4,879
Accrued interest payable (Notes 1 and 12)	1,577	1,643
Accrued restructuring (Note 9)	2,820	5,178
Other accrued liabilities (Notes 1, 10 and 13)	8,738	6,911

Total current liabilities	39,972	37,544

Long-term liabilities:
Convertible senior notes, net (Note 12)	97,015	—
Convertible subordinated notes, net (Note 12)	67,585	77,366
Mortgage payable (Notes 12 and 20)	—	6,588

Total long-term liabilities	164,600	83,954

Total liabilities	204,572	121,498

Commitments and contingencies (Note 13)	—	—
Shareholders’ equity (Notes 16 and 17):
Common stock — no par value, 100,000 shares authorized; 18,274 and 17,605 shares issued and outstanding at December 31, 2003 and December 31, 2002	166,445	161,485
Accumulated deficit	(8,694)	(10,025)
Accumulated other comprehensive income:
Cumulative translation adjustments (Note 1)	3,239	1,230
Unrealized gain on equity securities (Note 1)	—	111

Total shareholders’ equity	160,990	152,801

Total liabilities and shareholders’ equity	$365,562	$274,299

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

CONSOLIDATED Statement of Changes in Shareholders’ Equity

	Common Stock		Cumulative	Gain (loss)			Total other
			translation	on equity	Accumulated		comprehensive
	Shares	Amount	adjustments(1)	securities(2)	deficit	Total	income (loss)

	(In thousands)
Balances, December 31, 2000	17,070	$153,482	$(1,917)	$—	$27,766	$179,331
Comprehensive income, for the year ended December 31, 2000							$32,624

Shares issued pursuant to benefit plans	351	5,596	—	—	—	5,596	—
Shares repurchased	(74)	(1,048)	—	—	—	(1,048	—
Tax benefit of options exercised	—	686	—	—	—	686	—
Translation adjustments	—	—	632	—	—	632	632
Net loss for the period	—	—	—	—	(34,486)	(34,486)	(34,486)

Balances, December 31, 2001	17,347	158,716	(1,285)	—	(6,720)	150,711
Comprehensive loss, for the year ended December 31, 2001							$(33,854)

Shares issued pursuant to benefit plans	405	3,561	—	—	—	3,561	—
Shares repurchased	(147)	(1,093)	—	—	—	(1,093	—
Tax benefit of options exercised	—	301	—	—	—	301	—
Translation adjustments	—	—	2,515	—	—	2,515	2,515
Loss on equity securities available for sale	—	—	—	111	—	111	111
Net loss for the period	—	—	—	—	(3,305)	(3,305)	(3,305)

Balances, December 31, 2002	17,605	161,485	1,230	111	(10,025)	152,801
Comprehensive loss, for the year ended December 31, 2002							$(679)

Shares issued pursuant to benefit plans	669	4,960	—	—	—	4,960	—
Translation adjustments	—	—	2,009	—	—	2,009	2,009
Loss on equity securities available for sale	—	—	—	(111)	—	(111)	(111)
Net income for the period	—	—	—	—	1,331	1,331	1,331

Balances, December 31, 2003	18,274	$166,445	$3,239	$—	$(8,694)	$160,990

Comprehensive income, for the year ended December 31, 2003							$3,229

(1)	Income taxes are generally not provided for foreign currency translation adjustments.

(2)	Deferred income tax provided for unrealized gains on equity securities was approximately $39 for the year ended December 31, 2002. Deferred income tax benefit on losses incurred on equity securities was approximately $39 thousand for the year ended December 31, 2003.

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2003	2002	2001

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$1,331	$(3,305)	$(34,486)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on sale of Savvi business	4,286	—	—
Depreciation and amortization	9,553	11,553	18,472
Provision for allowance for doubtful accounts	—	443	1,344
Provision for inventory reserves	4,297	6,848	20,547
Non-cash restructuring (adjustments) charges	(208)	(188)	5,570
Non-cash interest expense	2,622	2,276	330
Gain on sale of Multibus	—	(1,200)	—
Loss on building sale	1,829	—	—
Write-off of fixed assets	492	316	1,210
Gain on early extinguishments of convertible subordinated notes	(825)	(3,010)	—
Deferred income taxes	265	4,800	(23,610)
Tax benefit on options exercised	—	301	686
Other	(185)	167	656
Changes in operating assets and liabilities:
Accounts receivable	(4,671)	14,278	27,364
Inventories	(5,853)	749	49
Other current assets	1,588	161	(2,031)
Accounts payable	3,124	(5,579)	(9,464)
Accrued restructuring	(2,150)	(1,402)	7,656
Accrued interest payable	(67)	(424)	(117)
Income taxes payable	—	—	(3,987)
Accrued wages and bonuses	(11)	(584)	(2,413)
Other accrued liabilities	1,690	(3,384)	(3,090)

Net cash provided by operating activities	$17,107	$22,816	$4,686

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2003	2002	2001

	(In thousands)
Cash flows from investing activities:
Proceeds from sale or maturity of held-to-maturity investments	$82,274	$87,970	$183,043
Purchase of held-to-maturity investments	(74,164)	(91,394)	(174,093)
Business acquisitions and intangibles, net of cash acquired	—	—	(20,959)
Capital expenditures	(3,733)	(3,430)	(4,590)
Proceeds from the sale of the Mulitbus business unit	—	700	—
Proceeds from the sale of Savvi business	360	—	—
Proceeds from building sale	8,500	—	—
Capitalized software production costs and other assets	(67)	—	(2,621)

Net cash provided by (used in) investing activities	13,170	(6,154)	(19,220)

Cash flows from financing activities:
Proceeds from the issuance of convertible senior notes, net of discount	97,000	—	—
Early extinguishments of convertible subordinated notes	(9,238)	(17,472)	—
Repayment of Microware convertible debenture	—	—	(2,200)
Principal payments on mortgage payable	(81)	(71)	(31)
Payments of mortgage payable as a result of building sale	(6,595)	—	—
Prepayment penalty on early settlement on mortgage and other fees
associated with the building sale	(1,545)	—	—
Proceeds from issuance of common stock	4,960	3,561	5,596
Repurchases of common stock	—	(1,093)	(1,048)

Net cash provided by (used in) financing activities	84,501	(15,075)	2,317

Effects of exchange rate changes	2,009	2,515	632

Net increase (decrease) in cash and cash equivalents	116,787	4,102	(11,585)
Cash and cash equivalents, beginning of period	33,138	29,036	40,621

Cash and cash equivalents, end of period	$149,925	$33,138	$29,036

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$4,059	$5,568	$5,812
Income taxes paid (refunded)	(3,547)	323	2,185
Supplemental disclosure of noncash investing activity:
Notes receivable received as part of the sale of Multibus Notes	$—	$500	$—

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Significant Accounting Policies

Basis of Presentation

      RadiSys Corporation (“RadiSys” or the “Company”) was incorporated in March 1987 under the laws of the State of Oregon for the purpose of developing, producing, and marketing computer system (hardware and software) products for embedded computer applications in the manufacturing automation, medical, transportation, telecommunications, and test equipment marketplaces. The Company has evolved into a leading provider of embedded systems for compute, data processing, and network-intensive applications to original equipment manufacturers (“OEM”) within the commercial systems, service provider systems, and enterprise systems markets. The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been properly eliminated in consolidation.

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

      The remainder of the revenues are related to software product, software post-contract support, software royalties, non-recurring engineering, and other services. The Company recognizes software product revenue at the time of shipment or upon delivery of the software master provided that (i) collection of the resulting receivable is reasonably assured; (ii) the fee is fixed or determinable; and (iii) vendor-specific objective evidence exists to allocate the total fee to all delivered and undelivered elements of the arrangement. Software post-contract support services are recognized as earned on the straight-line basis over the terms of the contracts. Non-recurring engineering revenue is recognized upon completion of certain engineering mile-

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stones. Revenue from customers for prepaid, non-refundable royalties is recorded when the revenue recognition criteria have been met. Revenue for non-prepaid royalties is recognized at the time the underlying product is shipped by the customer paying the royalty provided that collection of the resulting receivable is probable. Service revenues include custom contract engineering work, hardware repair services, and custom software development projects and are recognized on a percentage-of-completion basis.

Shipping Costs

      The Company’s shipping and handling costs for product sales are included under Cost of sales for all periods presented.

Investments

      The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 95 “Statement of Cash Flows.” Investments classified as held-to-maturity with original maturities of more than three months but less than a year are classified as Short-term investments, and investments classified as held-to-maturity with maturities more than a year are classified as Long-term investments in the consolidated financial statements.

      The Company’s investments consist of equity investments in public companies, commercial paper, corporate notes and bonds, and U.S. government notes and bonds. The Company classifies, at the date of acquisition, its investments into categories in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company’s equity investments in public companies are classified as available-for-sale and are included in the Other assets in the consolidated financial statements. The Company’s investments consisting of commercial paper, corporate notes and bonds, and U.S. government notes and bonds are classified as held-to-maturity as the Company has the positive intent and ability to hold those securities to maturity and are stated at amortized cost in the Consolidated Balance Sheets. The Company’s investment policy requires that the held to maturity investments, including cash and investments, not exceed a maximum weighted-average maturity of 18 months. In addition, the policy mandates that an individual investment must have a maturity of less than 36 months, with no more than 20% of the total portfolio exceeding 24 months.. Investments classified as available-for-sale are reported at fair value with the related unrealized gains and losses included in Shareholders’ equity in the Consolidated Balance Sheets. Realized gains and losses, declines in value of securities judged to be other than temporary, and interest and dividends on all securities are included in Other expense, net and Interest income, in the Consolidated Statements of Operations.

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

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

      Inventories are stated at the lower of cost or market, net of a reserve for obsolete and slow moving items. RadiSys uses the first-in, first-out (“FIFO”) method to determine cost. Management evaluates its inventory on a quarterly basis for obsolete or slow-moving items to ascertain if the recorded allowance is reasonable and adequate. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. During the fourth quarter of 2003, the Company revised the excess and obsolete inventory reserve calculation to more accurately reflect its true exposure to losses associated with excess and obsolete (“E&O”) inventory moving forward. The Company previously estimated the required reserve for excess inventory based on a forward projection of excess material beyond 12 months demand. This resulted in a reserve estimate that was higher than the actual E&O losses for products where the demand and orders are more sporadic. The revised process combines the historical view of demand over the prior six months with a prospective view of demand over 12 months. The Company tested the revised method against prior periods and found it to be a more accurate predictor of excess inventory. This change resulted in a reduction to the E&O provision to the inventory reserve of approximately $500 thousand in the fourth quarter of 2003.

      The Company is dependent on third party contract manufacturers. Some of the key components in the Company’s products come from single or limited sources of third party contract manufacturers.

Long-Lived Assets

      Property, equipment, and identifiable intangibles are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Disposal of Long-Lived Assets.” The Company assesses the impairment of property and equipment and identifiable intangibles whenever changes in circumstances indicate that the carrying value may not be recoverable.

      When the Company determines that the carrying value of the property and equipment and identifiable intangibles will not be recoverable, the Company records the impairment based on the expected future discounted cash flow. The Company estimates future discounted cash flows using assumptions about its expected future operating performance. The Company’s estimates of discounted cash flows may differ from actual cash flow due to, among other things, technological changes, economic conditions, or changes to its business operations.

      Goodwill represents the excess of cost over the assigned value of the net assets in connection with all acquisitions. Goodwill is reviewed for impairment in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 requires goodwill to be tested for impairment at least annually and under certain circumstances written down when impaired, rather than be amortized as previous standards required. The Company has not recognized impairment losses defined under the provisions of SFAS No. 142.

Property and Equipment

      Property and equipment is recorded at historical cost and depreciated or amortized on a straight-line basis as follows:

Buildings	40 years
Machinery, equipment, furniture, and fixtures	5 years
Software ,computer hardware, vehicles, and manufacturing test fixtures	3 years
Leasehold improvements	Lessor of the lease terms or estimated useful lives

      Ordinary maintenance and repair expenses are charged to income when incurred.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Restructuring

      In July 2002, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that liabilities for costs associated with exit or disposal activities be recognized and measured initially at fair value in the period in which the liabilities are incurred. For the year ended December 31, 2003, the Company recorded restructuring charges in accordance with the provisions of SFAS No. 146.

      Prior to the year ended December 31, 2003, the Company recorded restructuring charges including employee termination and related costs, costs related to leased facilities, losses on impairment of fixed assets and capitalized software and other accounting and legal fees. Employee termination and related costs were previously recorded in accordance with the provisions of Emerging Issues Task Force No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” For leased facilities that were vacated and subleased, an amount equal to the total future lease obligations from the date of vacating the premises through the expiration of the lease, net of any future sublease income, was recorded as a part of restructuring charges.

Warranty

      The Company provides for the estimated cost of product warranties at the time it recognizes revenue. Products are generally sold with warranty coverage for a period of 24 months after shipment. The Company assesses quarterly the reasonableness and adequacy of the warranty liability and adjusts such amounts as necessary.

      Warranty reserves are included in other accrued liabilities in the accompanying Consolidated Balance Sheets as of December 31, 2003 and December 31, 2002.

Research and Development

      Research and development expenses are charged to income as incurred.

Capitalized Software Development Costs

      The Company historically capitalized software development costs incurred in the production of computer software. On January 1, 2002, the Company generally discontinued capitalizing software development costs as the Company concluded it would not incur any material costs between the point of technological feasibility and general release of the product to customers in the future. As such software development costs are expensed as research and development costs beginning January 1, 2002. Amortization of previously capitalized software development costs is calculated using a straight-line method over the expected product life cycle. At December 31, 2003, the balance of capitalized software development costs, net of amortization, was zero.

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

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Assets and Liabilities

      RadiSys estimates the fair value of its monetary assets and liabilities including cash and cash equivalents, short-term investments, long-term investments, accounts receivable, accounts payable, convertible senior notes and convertible subordinated notes based upon comparative market values of instruments of a similar nature and degree of risk in accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The fair value for the investments, convertible senior notes and the convertible subordinated notes is based on quoted market prices as of the balance sheet date.

Comprehensive Income

      In accordance with SFAS No. 130, “Reporting Comprehensive Income,” the Company reports Accumulated other comprehensive (loss) income in its Consolidated Balance Sheets. Net (loss) income, Translation adjustments and Unrealized gains (losses) on securities available-for-sale represent the Company’s only other comprehensive income items. The Cumulative translation adjustments consist of unrealized gains (losses) in accordance with SFAS No. 52, “Foreign Currency Translation.” In 2003, the Company liquidated the assets of a redundant foreign subsidiary. As a result, in 2003, the Company realized approximately $397 thousand previously classified as translation adjustments and included such amounts in Other expenses, net in the consolidated financial statements. The Company has no intention of liquidating the assets of its non-redundant foreign subsidiaries in the foreseeable future.

Stock-Based Compensation

      The Company accounts for its stock-based compensation plans using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and provides pro forma disclosures of net (loss) income and net (loss) income per common share as if the fair value method had been applied in measuring compensation expense in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, An Amendment of SFAS No. 123.” SFAS No. 148 amends certain provisions of SFAS No. 123 and provides alternative methods of transition in voluntary adoption of SFAS No. 123. The Company adopted the disclosure requirements of SFAS No. 148 in 2002. Equity instruments are not granted to non-employees, other than directors, as defined in the respective plan agreements.

      The Company has elected to account for its stock-based compensation under APB 25; however, as required by SFAS No. 123, the Company computed the value of options granted during 2003, 2002, and 2001 using the Black-Scholes option pricing model for pro forma disclosure purposes. The fair value of the following stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the fiscal years ended December 31:

				Employee Stock
	Options			Purchase Plan

	2003	2002	2001	2003	2002	2001

Expected life (in years)	3.2	3.1	3.5	1.5	1.5	1.5
Interest rate	2.31%	2.87%	4.21%	1.33%	1.89%	4.56%
Volatility	85%	90%	83%	85%	85%	85%
Dividend yield	—	—	—	—	—	—

      For the years ended December 31, 2003, 2002, and 2001, for purposes of the pro forma disclosure the total value of the options granted was approximately $5.2 million, $14.0 million, and $19.8 million, respectively, which would be amortized on a straight-line basis over the vesting periods of the options. In addition, according to the provisions of SFAS No. 123, options to be granted in 2004 associated with the Stock

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Option Exchange Program (see Note 17) completed in August 2003 are to be considered granted in 2003 for purposes of calculating stock-compensation expense. For purposes of the pro forma disclosure, the value of the options to be issued in 2004 related to the Stock Option Exchange Program amounted to $2.8 million, which would be amortized on a straight-line basis over the life of the options, which began in August 2003. For purposes of the pro forma disclosure, the total expense associated with the Employee Stock Purchase Program (“ESPP”) in 2003, 2002, and 2001 was $1.4 million, $2.5 million, and $2.9 million, respectively. The estimated fair value of the ESPP is amortized over the purchase period, subject to modification at the date of purchase.

      Options are assumed to be exercised upon vesting for purposes of this valuation. Adjustments are made for options forfeited as they occur. Had RadiSys accounted for these plans in accordance with SFAS No. 123, the Company’s net (loss) income and pro forma net (loss) income per share would have been reported as follows (in thousands, except per share amounts):

	For the Years Ended December 31,

	2003	2002	2001

Net income (loss)	$1,331	$(3,305)	$(34,486)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	—	—
Deduct: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(8,571)	(5,182)	(9,167)

Pro forma net income (loss)	$(7,240)	$(8,487)	$(43,653)

Net income (loss) per share:
Basic	$0.07	$(0.19)	$(2.00)

Diluted	$0.07	$(0.19)	$(2.00)

Pro forma basic	$(0.40)	$(0.49)	$(2.53)

Pro forma diluted	$(0.40)	$(0.49)	$(2.53)

      The effects of applying SFAS 123 for providing pro forma disclosure for 2003, 2002, and 2001 are not likely to be representative of the effects on reported net (loss) income and net (loss) income per share for future years since options vest over several years and additional awards are made each year.

Net (loss) income per share

      The Company computes earnings per share in accordance with SFAS No. 128, “Earnings per Share,” (“SFAS 128”). Accordingly, basic earnings per share amounts are computed based on the weighted-average number of common shares outstanding. Diluted earnings per share amounts are based on the increased number of common shares that would be outstanding assuming the exercise of certain outstanding stock options, convertible senior notes, and convertible subordinated notes, when such conversion would have the effect of reducing earnings per share.

Foreign currency translation

      Assets and liabilities of international operations are translated into U.S. dollars at exchange rates as of December 31, 2003 and 2002. Income and expense accounts are translated into U.S. dollars at the actual daily rates of exchange prevailing during the period. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component in shareholders’ equity in

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accordance with SFAS No. 130. Foreign exchange transaction gains and losses are included in Other expense, net, in the Consolidated Statements of Operations. Foreign currency transaction losses, net of gains, amounted to $787 thousand, $1.3 million, and $790 thousand, respectively, for the years ended December 31, 2003, 2002, and 2001.

Recent Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation Number (“FIN”) No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” FIN No. 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights called “variable interest entities” or “VIEs” and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Company does not have any interests that would change its current reporting entity or require additional disclosure outlined in FIN No. 46.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The adoption of SFAS No. 149, which is effective for contracts entered into or modified after June 30, 2003, did not have an effect on the Company’s financial condition or results of operations.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company’s results of operations or financial position.

      In November 2002, the Emerging Issues Task Force (“EITF”) issued EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 establishes three principles: revenue should be recognized separately for separate units of accounting; revenue for a separate unit of accounting should be recognized only when the arrangement consideration is reliably measurable and the earnings process is substantially complete, and consideration should be allocated among the separate units of accounting in an arrangement based on their fair values. The Company adopted the provisions of EITF No. 00-21 for all revenue arrangements entered into after June 15, 2003. The adoption of EITF No. 00-21 did not have an impact on the Company’s results of operations or financial condition. In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which codifies, revises and rescinds certain sections of SAB No. 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21. The changes noted in SAB No. 104 did not have an effect on the consolidated results of operations, consolidated financial position or consolidated cash flows.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Held-to-maturity Investments

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(In thousands)
December 31, 2003
Commercial paper	$126,696	$18	$—	$126,714
Corporate notes and bonds	60,812	158	(17)	60,953
U.S. government notes and bonds	21,500	33	(75)	21,458

	$209,008	$209	$(92)	$209,125

Less cash and cash equivalents	(133,560)

Total short-term and long-term investments	$75,448

December 31, 2002
Commercial paper	$13,982	$3	$—	$13,985
Corporate notes and bonds	81,802	292	(129)	81,965

	$95,784	$295	$(129)	$95,950

Less cash and cash equivalents	(9,995)

Total short-term and long-term investments	$85,789

      At December 31, 2003 and 2002, as the Company has the positive intent and ability to hold these securities to maturity, and are stated at amortized cost in the Consolidated Balance Sheets. The fair market value disclosed in this footnote is representative of the portfolio’s value at December 31, 2003 had there been an unusual or unplanned liquidation of the underlying investments. As of December 31, 2003, the Company’s long-term held-to-maturity investments had maturities ranging from 14.0 months to 34.8 months. The Company’s investment policy requires that the total investment portfolio, including cash and investments, not exceed a maximum weighted-average maturity of 18 months. In addition, the policy mandates that an individual investment must have a maturity of less than 36 months, with no more than 20% of the total portfolio exceeding 24 months. As of December 31, 2003, the Company was in compliance with its investment policy.

      At December 31, 2003, the amortized cost of short-term and long-term debt securities (excluding cash equivalents) by contractual maturity were as follows (in thousands):

Amortized
Cost

Less than one year	$44,456
Mature in 1 — 2 years	11,992
Mature in 2 — 3 years	19,000

$75,448

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Short-term and long-term investments reported as (in thousands):

	December 31,	December 31,
	2003	2002

Short-term held-to-maturity investments, net of unamortized premium of $767 and $864, respectively	$44,456	$72,661

Long-term held-to-maturity investments, net of unamortized premium of $442 and $600, respectively	$30,992	$13,128

Note 3 — Accounts Receivable

      Accounts receivable balances as of December 31, 2003 and 2002 consisted of the following (in thousands):

	December 31,	December 31,
	2003	2002

Accounts receivable, gross	$33,445	$29,601
Less: allowance for doubtful accounts	(1,301)	(2,128)

Accounts receivable, net	$32,144	$27,473

      During the years ended December 31, 2003, 2002, and 2001, the Company recorded provision for allowance for doubtful accounts of none, $443 thousand, and $1.3 million, respectively.

Note 4 — Inventories

      Inventories as of December 31, 2003 and 2002 consisted of the following (in thousands):

	December 31,	December 31,
	2003	2002

Raw materials	$28,992	$28,058
Work-in-process	1,472	1,991
Finished goods	5,119	4,773

	35,583	34,822
Less: inventory reserves	(9,491)	(9,958)

Inventories, net	$26,092	$24,864

      During the years ended December 31, 2003, 2002, and 2001 the Company recorded provision for excess and obsolete inventory of $4.3 million, $6.8 million, and $20.5 million, respectively. The inventory provision in 2001 was recorded as a result of the decisions to consolidate manufacturing operations, accelerate the end-of-life on non-strategic products and in recognition of reduced customer demand and decreasing component prices in the marketplace.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of the change in the Company’s excess and obsolete inventory reserve for the years ended December 31, 2003 and 2002 (in thousands):

	For the Years Ended
	December 31,

	2003	2002

Inventory reserve balance, beginning of the year	$9,958	$19,119
Usage:
Inventory scrapped	(2,436)	(10,133)
Sale of inventory	—	(2,160)
Inventory utilized	(2,328)	(3,716)

Subtotal — usage	(4,764)	(16,009)
Reserve provision	4,297	6,848

Remaining reserve balance, end of the year	$9,491	$9,958

Note 5 — Property and Equipment

      Property and equipment as of December 31, 2003 and 2002, consisted of the following (in thousands):

	December 31,	December 31,
	2003	2002

Land	$2,166	$4,166
Building	1,756	8,988
Manufacturing equipment	13,032	17,335
Office equipment and software	17,311	20,231
Leasehold improvements	3,741	3,527

	38,006	54,247
Less: accumulated depreciation and amortization	(23,422)	(28,365)

Property and equipment, net	$14,584	$25,882

      In December 2003, the Company sold its Des Moines, Iowa facility. As a result, the Company disposed of $8.8 million of net book value associated with land, building and other office equipment. See Note 20.

      Depreciation and amortization expense for property and equipment for the years ended December 31, 2003, 2002, and 2001 was $5.7 million, $6.7 million, $8.1 million, respectively.

Note 6 — Goodwill

      During the year ended December 31, 2003 the Company recorded goodwill write-offs of $2.4 million associated with the sale of its Savvi business line. See Note 24.

      During the year ended December 31, 2002, the Company recorded adjustments of approximately $477 thousand to decrease the goodwill associated with the acquisition of Microware Systems Corporation (“Microware”) upon concluding that certain accruals and other assets recorded at the time of purchase were overstated. The Company also recorded an adjustment of approximately $811 thousand to decrease the goodwill associated with the acquisition of Open Computing Platform (“OCP”) business from IBM as a result of further review of the revenue stream formula stipulated in the acquisition agreement. This decrease was offset by the increased purchase price of approximately $577 thousand recorded for OCP based upon a formula tied to certain OCP revenues pursuant to the acquisition agreement.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company ceased the amortization of goodwill effective January 1, 2002 in order to comply with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 further requires goodwill to be tested for impairment at least annually and under certain circumstances written down when impaired, rather than being amortized as previous standards required. The Company completed its annual goodwill impairment analysis as of September 30, 2003 and concluded that as of September 30, 2003, there was no goodwill impairment. Management concluded there was no indication of material changes requiring an updated goodwill impairment analysis as of December 31, 2003. The Company may be required, under certain circumstances, to update its impairment analysis, which may result in losses on its acquired goodwill and intangible assets.

      The following table summarizes the impact of SFAS No. 142 on net loss and net loss per share had SFAS No. 142 been in effect for the year ended December 31, 2001(in thousands):

Year Ended
December 31, 2001

Net loss as reported	$(34,486)
Add: Amortization of goodwill	5,500
Income tax effect	(2,464)

Adjusted net loss	$(31,450)

Adjusted net loss per share (basic)	$(1.82)
Adjusted net loss per share (diluted)	$(1.82)
Net loss per share as reported (basic)	$(2.00)
Net loss per share as reported (diluted)	$(2.00)

Note 7 —	Intangible Assets

      The following tables summarize details of the Company’s total purchased intangible assets (in thousands):

		Accumulated
	Gross	Amortization	Net

December 31, 2003
Existing technology	$2,415	$(1,146)	$1,269
Technology licenses	6,790	(3,584)	3,206
Patents	6,647	(5,255)	1,392
Trade names	736	(166)	570
Other	237	(237)	—

Total	$16,825	$(10,388)	$6,437

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Accumulated
	Gross	Amortization	Net

December 31, 2002
Existing technology	$4,096	$(835)	$3,261
Technology licenses	6,790	(2,075)	4,715
Patents	6,647	(4,104)	2,543
Trade names	736	(96)	640
Other	237	(237)	—

Total	$18,506	$(7,347)	$11,159

      Intangible assets amortization expense was $3.1 million, $3.1 million, and $2.1 million for the years ended December 31, 2003, 2002, and 2001, respectively.

      The Company’s purchased intangible assets have lives ranging from 4 to 15 years. In accordance with SFAS No. 144, the Company reviews for impairment of all its purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The estimated future amortization expense of purchased intangible assets as of December 31, 2003 is as follows (in thousands):

Estimated
Intangible
Amortization
For the years ending December 31,	Amount

2004	$2,225
2005	2,052
2006	726
2007	526
2008	250
Thereafter	658

Total	$6,437

Note 8 —	Other Assets

      Other assets as of December 31, 2003 and 2002, consisted of the following (in thousands):

	December 31,	December 31,
	2003	2002

Capitalized software, net of accumulated amortization, of none and $9,833, respectively	$—	$522
Employee deferred compensation arrangement	1,131	834
Other	690	1,350

Other assets	$1,821	$2,706

      During the year ended December 31, 2003, the Company wrote off $38 thousand of capitalized software as a result of the sale of the Savvi business unit (see Note 24). During the year ended December 31, 2002, the Company wrote off approximately $280 thousand of capitalized software. The Company generally discontinued capitalizing software development costs as the Company concluded it would not incur any material costs between the point of technological feasibility and general release of the product to customers in the future.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense for capitalized software for the years ended December 31, 2003, 2002, and 2001 was $839 thousand, $1.8 million, and $2.8 million, respectively.

      Employee deferred compensation arrangement represents the net cash surrender value of insurance contracts purchased by the Company as part of its deferred compensation plan established in January 2001 (see Note 17). Any elective deferrals by the eligible employees are invested in insurance contracts.

Note 9 —	Accrued Restructuring

      Accrued restructuring as of December 31, 2003 and December 31, 2002 consisted of the following (in thousands):

	December 31,	December 31,
	2003	2002

First quarter 2003 restructuring charge	$—	$—
Second quarter 2002 restructuring charge	672	1,760
Fourth quarter 2001 restructuring charge	999	1,591
Liabilities assumed in Microware acquisition	—	190
First quarter 2001 restructuring charge	1,149	1,637

Total	$2,820	$5,178

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

      The following table summarizes the write-offs and expenditures related to the first quarter 2003 restructuring charge (in thousands):

	Employee
	Termination and	Other
	Related Costs	Charges	Total

Restructuring costs	$1,764	$65	$1,829
Expenditures	(1,764)	(65)	(1,829)

Balance accrued as of December 31, 2003	$—	$—	$—

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Second Quarter 2002 Restructuring Charge

      The following table summarizes the write-offs and expenditures related to the second quarter 2002 restructuring charge (in thousands):

	Employee
	Termination and		Property and	Other
	Related Costs	Facilities	Equipment	Charges	Total

Restructuring costs	$2,606	$750	$530	$465	$4,351
Expenditures	(1,782)	(40)	—	(46)	(1,868)
Write-offs	—	—	(219)	—	(219)
Reclassifications	(35)	19	10	6	—
Reversals	(192)	(165)	(147)	—	(504)

Balance accrued as of December 31, 2002	597	564	174	425	1,760
Expenditures	(229)	(373)	—	(57)	(659)
Write-offs	—	—	(90)	(166)	(256)
Reclassifications	(368)	392	—	(24)	—
Reversals	—	(1)	(84)	(88)	(173)
Balance accrued as of

December 31, 2003	$—	$582	$—	$90	$672

      The accrual amount remaining as of December 31, 2003 includes lease obligations relating to the facility in Houston, Texas and other small office spaces and office related expenses expected to be paid monthly for the next 18 months.

Fourth Quarter 2001 Restructuring Charge

      The following table summarizes the write-offs and expenditures relating to the fourth quarter 2001 restructuring charge (in thousands):

	Employee
	Termination and		Property and	Other
	Related Costs	Facilities	Equipment	Charges	Total

Restructuring costs	$914	$2,417	$463	$132	$3,926
Expenditures	(452)	—	—	—	(452)
Write-offs	—	—	(463)	—	(463)

Balance accrued as of December 31, 2001	462	2,417	—	132	3,011
Expenditures	(395)	(931)	—	(27)	(1,353)
Reversals	(67)	—	—	—	(67)

Balance accrued as of December 31, 2002	—	1,486	—	105	1,591
Expenditures	—	(576)	—	(14)	(590)
Reversals	—	(1)	—	(1)	(2)

Balance accrued as of December 31, 2003	$—	$909	$—	$90	$999

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The accrual amount remaining as of December 31, 2003 represents mainly lease obligations relating to the facilities in Houston, Texas and Boca Raton, Florida expected to be paid monthly for the next 18 to 24 months.

Liabilities Assumed In Microware Acquisition

      In August 2001, the Company assumed Microware’s restructuring liability amounting to $1.1 million as a result of the Microware acquisition. As of December 31, 2003, the Company has settled $603 thousand of employee termination and related costs, $493 thousand in legal fees and other costs and reversed $35 thousand. As of December 31, 2003 there are no remaining liabilities related to Microware’s restructuring.

First Quarter 2001 Restructuring Charge

      The following table summarizes the write-offs and expenditures related to the first quarter 2001 restructuring charge (in thousands):

	Employee	Leasehold	Property
	Termination and	Improvements and	and	Capitalized	Other
	Related Costs	Facilities	Equipment	Software	Charges	Total

Restructuring costs	$2,777	$3,434	$2,460	$1,067	$105	$9,843
Expenditures	(2,545)	(378)	—	—	(46)	(2,969)
Write-offs	—	(113)	(2,460)	(1,067)	—	(3,640)

Balance accrued as of December 31, 2001	232	2,943	—	—	59	3,234
Expenditures	(232)	(679)	—	—	(10)	(921)
Write-offs	—	(627)	—	—	—	(627)
Reversals	—	—	—	—	(49)	(49)

Balance accrued as of December 31, 2002	—	1,637	—	—	—	1,637
Expenditures	—	(488)	—	—	—	(488)

Balance accrued as of December 31, 2003	$—	$1,149	$—	$—	$—	$1,149

      The accrual amount remaining as of December 31, 2003 represents mainly lease obligations relating to the facilities in Houston, Texas and Boca Raton, Florida expected to be paid monthly for the next 18 months.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 —	Other accrued liabilities

      Other accrued liabilities as of December 31, 2003 and 2002, consisted of the following (in thousands):

	December 31,	December 31,
	2003	2002

Accrued warranty reserve	$2,276	$1,553
Deferred compensation plan liability	1,048	739
Deferred revenues	635	541
Accrued royalties	181	938
Other	4,598	3,140

Other accrued liabilities	$8,738	$6,911

Note 11 —	Short-Term Borrowings

      During the quarter ended March 31, 2003, the Company renewed its line of credit facility, which expires on March 31, 2004, for $20.0 million at an interest rate based upon the lower of the London Inter-Bank Offered Rate (“LIBOR”) plus 1.0% or the bank’s prime rate. The line of credit is collateralized by the Company’s non-equity investments and is reduced by any standby letters of credit. At December 31, 2003, the company had a standby letter of credit outstanding related to one of its medical insurance carriers for $104 thousand. The market value of non-equity investments must exceed 125.0% of the borrowed facility amount, and the investments must meet specified investment grade ratings. The Company plans to renew the line of credit in the first quarter of 2004.

      As of December 31, 2003 and December 31, 2002, there were no outstanding balances on the standby letter of credit or line of credit and the Company was in compliance with all debt covenants.

Note 12 —	Long-Term Liabilities

Convertible Senior Notes

      During November 2003, the Company completed a private offering of $100 million aggregate principal amount of 1.375% convertible senior notes due November 15, 2023 to qualified institutional buyers. The discount on the convertible senior notes amounted to $3 million.

      Convertible senior notes are unsecured obligations convertible into the Company’s Common Stock and rank equally in right of payment with all existing and future obligations that are unsecured and unsubordinated. Interest on the senior notes accrues at 1.375% per year and is payable semi-annually on May 15 and November 15. The convertible senior notes are payable in full in November 2023. The notes are convertible, at the option of the holder, at any time on or before maturity, unless previously redeemed or repurchased, into shares of the Company’s Common Stock at a conversion price of $23.57 per share, which is equal to a conversion rate of 42.4247 shares per $1,000 principal amount of notes. The Company may redeem all or a portion of the notes at its option on or after November 15, 2006 but before November 15, 2008 provided that the closing price of the Company’s Common Stock exceeds 130% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of the notice of the provisional redemption. On or after November 15, 2008, the Company may redeem the notes at any time. The notes are convertible prior to maturity into shares of the Company’s Common Stock under certain circumstances that include but are not limited to (i) conversion due to the closing price of the Company’s Common Stock on the trading day prior to the conversion date reaching 120% or more of the conversion price of the notes on such trading date and (ii) conversion due to the trading price of the notes

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

falling below 98% of the conversion value. The accretion of the discount on the notes is calculated using the effective interest method.

      As of December 31, 2003 the Company had outstanding convertible senior notes with a face value of $100 million and book value of $97.0 million, net of unamortized discount of $3.0 million. Amortization of the discount on the convertible senior notes was $15 thousand for the year ended December 31, 2003. The estimated fair value of the convertible senior notes was $98.0 million at December 31, 2003.

Convertible Subordinated Notes

      Convertible subordinated notes are unsecured obligations convertible into the Company’s Common Stock and are subordinated to all present and future senior indebtedness of the Company. Interest on the subordinated notes accrues at 5.5% per year and is payable semi-annually on February 15 and August 15. The convertible subordinated notes are payable in full in August 2007. The notes are convertible, at the option of the holder, at any time on or before maturity, unless previously redeemed or repurchased, into shares of the Company’s Common Stock at a conversion price of $67.80 per share, which is equal to a conversion rate of 14.7484 shares per $1,000 principal amount of notes. If the closing price of the Company’s Common Stock equals or exceeds 140% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date on which a notice of redemption is mailed, then the Company may redeem all or a portion of the notes at its option at a redemption price equal to the principal amount of the notes plus a premium (which declines annually on August 15 of each year), together with accrued and unpaid interest to, but excluding, the redemption date. The accretion of the discount on the notes is calculated using the effective interest method.

      For the year ended December 31, 2003, the Company repurchased $10.3 million principal amount of the convertible subordinated notes, with an associated discount of $308 thousand. The Company repurchased the notes in the open market for $9.2 million and, as a result, recorded a gain of $825 thousand.

      For the year ended December 31, 2002, the Company repurchased $21.0 million principal amount of the convertible subordinated notes, with an associated discount of $587 thousand for $17.5 million in cash as part of negotiated transactions with third parties. The early extinguishments of the notes resulted in a gain of $3.0 million.

      As of December 31, 2003 and December 31, 2002, the Company had $67.6 million and $77.4 million of convertible subordinated notes outstanding, net of unamortized discount of $1.2 million and $1.7 million, respectively. Amortization of the discount on the convertible subordinated notes was $283 thousand and $350 thousand for the years ended December 31, 2003 and 2002, respectively. As of December 31, 2003, the face value of the convertible subordinated notes was $68.7 million. The estimated fair value of the convertible subordinated notes was $65.7 million and $66.5 million at December 31, 2003 and 2002, respectively.

Mortgage Payable

      Through the purchase of Microware, RadiSys assumed a long-term mortgage payable to GMAC Commercial Mortgage Company in the amount of $6.7 million (see Note 22). The mortgage payable was secured by Microware’s facility and by real estate in Des Moines, Iowa. In accordance with the provisions of the mortgage agreement, the Company issued an irrevocable standby letter of credit in the amount of $865 thousand, used as a part of collateral. The Company also had $865 thousand of restricted cash at December 31, 2002 relating to the standby letter of credit. In December 2003, the Company sold the Des Moines, Iowa facility. As a result, the Company paid the mortgage payable in full (see Note 20).

      During the years ended December 31, 2003 and 2002, the Company paid $66 thousand and $71 thousand of principal on its mortgage payable related to a building owned in Des Moines, Iowa, along with interest at

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.46%. The current portion of the mortgage payable of $84 thousand was included in other accrued liabilities in the Consolidated Balance Sheets as of December 31, 2002.

      The aggregate maturities of long-term liabilities for each of the five years ending December 31, 2008 and thereafter are as follows:

	Senior	Convertible
	Convertible	Subordinated
For the years ending December 31,	Notes	Notes

	(In thousands)
2004	$—	$—
2005	—	—
2006	—	—
2007	—	68,748
2008	—	—
Thereafter	100,000	—

	100,000	68,748
Less: unamortized discount	(2,985)	(1,163)
Less: current portion	—	—

Long-term liabilities	$97,015	$67,585

Note 13 —	Commitments and Contingencies

      RadiSys leases most of its facilities, certain office equipment, and vehicles under non-cancelable operating leases which require minimum lease payments expiring from one to 10 years after December 31, 2003. Amounts of future minimum lease commitments in each of the five years ending December 31, 2004 through 2008 and thereafter are as follows (in thousands):

Future Minimum
For the years ending December 31,	Lease Payments

2004	$4,207
2005	3,248
2006	1,879
2007	1,780
2008	1,875
Thereafter	5,336

$18,325

      Rent expense totaled $3.0 million, $3.6 million, and $5.6 million for the years ended December 31, 2003, 2002, and 2001, respectively.

Guarantees and Indemnification Obligations

      In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of SFAS No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. FIN No. 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee and requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The adoption of FIN No. 45 did not

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have a material effect on the Company’s financial position or results of operations. The following is a summary of the agreements that the Company has determined are within the scope of FIN No. 45.

      As permitted under Oregon law, the Company has agreements whereby it indemnifies its officers,directors and certain finance employees for certain events or occurrences while the officer, director or employee is or was serving in such capacity at the request of the Company. The term of the indemnification period is for the officer’s, director’s or employee’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2003.

      The Company enters into standard indemnification agreements in its ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to our current products, as well as claims relating to property damage or personal injury resulting from the performance of services by us or our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is generally limited. Historically, our costs to defend lawsuits or settle claims relating to such indemnity agreements have been minimal and accordingly the estimated fair value of these agreements is immaterial.

      The Company provides for the estimated cost of product warranties at the time it recognizes revenue. Products are generally sold with warranty coverage for a period of 24 months after shipment. Parts and labor are covered under the terms of the warranty agreement. The warranty provision is based on historical experience by product family. The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its components suppliers; however, ongoing failure rates, material usage and service delivery costs incurred in correcting product failure, as well as specific product class failures out of the Company’s baseline experience effect the estimated warranty obligation. If actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.

      The following is a summary of the change in the Company’s warranty accrual reserve for the years ended December 31, 2003 and 2002 (in thousands):

	For the Years Ended
	December 31,

	2003	2002

Warranty liability balance, beginning of the year	$1,553	$2,344
Product warranty accruals	4,147	2,956
Adjustments for payments made	(3,424)	(3,658)
Adjustments to prior accruals	—	(89)

Warranty liability balance, end of the year	$2,276	$1,553

      The Company offers fixed price support or maintenance contracts to its customers. Revenues from fixed price support or maintenance contracts were not significant to the Company’s operations for the years reported.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 —	Basic and Diluted Income (Loss) Per Share

      A reconciliation of the numerator and the denominator used to calculate basic and diluted income (loss) per share is as follows (in thousands, except per share amounts):

	For the Years Ended December 31,

	2003	2002	2001

Numerator — Basic
Income (loss) from continuing operations, basic	$6,010	$(1,759)	$(33,117)

Discontinued operations related to Savvi business:
Loss from discontinued operations	(4,679)	(3,937)	(2,480)
Income tax benefit	—	(2,391)	(1,111)

Net income (loss), basic	$1,331	$(3,305)	$(34,486)

Numerator — Diluted
Income (loss) from continuing operations, basic	6,010	(1,759)	(33,117)
Interest on convertible notes(1)	—	—	—

Income (loss) from continuing operations, diluted	$6,010	$(1,759)	$(33,117)

Net income (loss), basic	1,331	(3,305)	(34,486)
Interest on convertible notes(1)	—	—	—

Net income (loss), diluted	$1,331	$(3,305)	$(34,486)

Denominator — Basic
Weighted average shares used to calculate income (loss) per share from continuing operations and net income (loss) per share, basic	17,902	17,495	17,249

Denominator — Diluted
Weighted average shares used to calculate income (loss) per share from continuing operations and net income (loss) per share, basic	17,902	17,495	17,249
Effect of dilutive stock options(2)	504	—	—

Weighted average shares used to calculate income (loss) from continuing operations and net income (loss) per share, diluted	18,406	17,495	17,249

Income (loss) per share from continuing operations:
Basic	$0.34	$(0.10)	$(1.92)

Diluted	$0.33	$(0.10)	$(1.92)

Net income (loss) per share:
Basic	$0.07	$(0.19)	$(2.00)

Diluted	$0.07	$(0.19)	$(2.00)

(1)	Interest on convertible notes and related as-if converted shares were excluded from the calculation as the effect would be anti-dilutive. As of December 31, 2003 and 2002, the total number of as-if converted shares excluded from the calculation associated with the convertible subordinated notes was 1.0 million

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 1.2 million, respectively. During 2003, the Company issued 1.375% Senior Convertible Notes with a face value or principal amount of $100 million. The notes are convertible prior to maturity into shares of our common stock under certain circumstances that include but are not limited to (i) conversion due to the closing price of our common stock on the trading day prior to the conversion date reaching 120% or more of the conversion price of the notes on such trading date and (ii) conversion due to the trading price of the notes falling below 98% of the conversion value. The conversion price is $23.57 per share, which is equal to a conversion rate of 42.4247 shares per $1,000 principal amount of notes. The closing price as reported on NASDAQ on March 1, 2004 was $21.28 per share or 90% of the conversion price. As of December 31, 2003, the total number of as-if converted shares excluded from the earnings per share calculation associated with the convertible senior notes was 4.2 million. See Note 12.

(2)	For the year ended December 31, 2003, options amounting to 2.3 million were excluded from the calculation as the exercise prices were higher than the average market price of the common shares; therefore, the effect would be anti-dilutive. For the years ended December 31, 2002 and 2001, options amounting to 3.7 million and 2.7 million, respectively, were excluded from the calculation as the Company reported a loss from continuing operations; therefore, the effect would be anti-dilutive.

Note 15 —	Income Taxes

      The income tax provision (benefit) consists of the following (in thousands):

	For the Years Ended December 31,

	2003	2002	2001

Current payable from continuing operations (refundable):
Federal	$—	$(7,800)	$(4,505)
State	—	—	—
Foreign	(127)	10	62

Total current payable	(127)	(7,790)	(4,443)

Deferred (from continuing operations):
Federal	1,701	4,898	(17,615)
State	(1,701)	1,072	(4,814)
Foreign	149	(902)	—

Total income tax provision (benefit) from continuing operations	$22	$(2,722)	$(26,872)

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The income tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate to pretax income as a result of the following differences:

	For the Years Ended
	December 31,

	2003	2002	2001

Statutory federal tax rate	35.0%	(35.0)%	(35.0)%
Increase (decrease) in rates resulting from:
State taxes	3.4	(3.4)	(5.0)
Goodwill benefit from acquisitions	(28.5)	(6.7)	(0.4)
Deferred tax asset valuation allowance	110.5	1.3	(0.3)
Taxes on foreign income that differ from U.S. tax rate	(111.0)	(5.1)	—
Tax credits	(12.4)	(9.9)	(3.5)
Loss on disposition of foreign subsidiary	(31.8)	(1.5)	—
Foreign base company income	28.8	—	—
Export sale benefit	3.9	(2.2)	(1.2)
Other	3.7	1.8	0.6

Effective tax rate	1.6%	(60.7)%	(44.8)%

      The components of deferred taxes consist of the following (in thousands):

	December 31,

	2003	2002

Deferred tax assets:
Accrued warranty	$873	$596
Inventory	3,787	3,977
Restructuring accrual	1,161	1,769
Net operating loss carryforwards	27,353	25,613
Tax credit carryforwards	11,630	11,688
Goodwill	1,005	1,957
Other	2,932	2,907

Total deferred tax assets	48,741	48,507
Less: valuation allowance	(17,410)	(16,176)

Net deferred tax assets	31,331	32,331

Deferred tax liabilities:
Capitalized software	—	(9)
Intangible assets — Microware	(2,370)	(3,146)
Depreciation	(152)	(218)

Total deferred tax liabilities	(2,522)	(3,373)

Total net deferred tax assets	$28,809	$28,958

      During 2003, the Company received a $3.4 million tax refund from the Internal Revenue Service (“IRS”) from a carryback of a portion of the 2002 net operating loss incurred, in the amount of $22.5 million, to the preceding years ended December 31, 2000 and 2001. The 2002 net operating loss of $7.2 million remaining after the carryback claim was carried forward to the years 2003 and thereafter.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has recorded valuation allowances of $17.4 million and $16.2 million at December 31, 2003 and December 31, 2002, respectively, due to uncertainty involving utilization of net operating loss and tax credit carryforwards.

      At December 31, 2003, the Company had total available federal and state net operating loss carryforwards of approximately $59.2 million and $52.3 million, respectively, before valuation allowance. The Company also had net operating loss carryforwards of approximately $6.6 million from certain non U.S. jurisdictions. The non U.S. net operating loss carryforwards are primarily attributable to Japan, U.K. and Germany, and amount to approximately $3.1 million, $1.4 million, and $1.0 million respectively. The Japan tax losses expire between 2004 and 2007. The U.K. and German tax losses may be carried forward indefinitely, provided certain requirements are met. The federal net operating loss carryforwards expire between 2004 and 2023 and consist of approximately $15.3 million of consolidated taxable loss remaining after loss carrybacks to prior years, $28.8 million of loss carryforwards from the Texas Micro merger in 1999, and $15.1 million of loss carryforwards from the Microware acquisition in August of 2001. The net operating losses from Texas Micro and Microware are stated net of limitations pursuant to Section 382 of the Internal Revenue Code. The annual utilization limitations are $5.7 million and approximately $732 thousand for Texas Micro and Microware, respectively.

      The Company has federal and state research and development tax credit and other federal tax credit carryforwards of approximately $11.6 million to reduce future income tax liabilities at December 31, 2003. The federal and state tax credits expire between 2004 and 2023. The federal tax credit carryforwards include research and development tax credits of $3.6 million and $205 thousand from the Texas Micro and Microware acquisitions, respectively. The utilization of these acquired credits is subject to an annual limitation pursuant to Section 383 of the Internal Revenue Code.

      Pretax book (loss)/income from domestic operations for the fiscal years 2003, 2002 and 2001 was ($3.4) million, ($7.1) million, and ($63.1) million, respectively. Pretax book (loss)/income from foreign operations for the fiscal years 2003, 2002 and 2001 was $4.7 million, ($1.3) million, and $600 thousand, respectively.

      The Company has indefinitely reinvested approximately $4.0 million of the undistributed earnings of certain foreign subsidiaries. Such earnings would be subject to U.S. taxation if repatriated to the U.S. It is not practical to determine the amount of the unrecognized deferred tax liability associated with the indefinitely reinvested foreign earnings.

      The IRS has completed its examination of the Company’s federal income tax returns for the years 1996 through 2002. The Company has agreed to the IRS’s proposed audit adjustments for all years under audit. The proposed adjustments will result in an increase in the net operating loss carryforwards to the year 2003 by $241 thousand. There are no additional taxes, penalties and/or interest related to the proposed audit adjustments. The final audit report is expected to be issued by the IRS during the first quarter of 2004.

Note 16 —	Shareholders’ Equity

Stock Repurchase Program

      The 2001 stock repurchase program expired during the third quarter of 2002. During the fourth quarter of 2002, the Board of Directors authorized a new stock repurchase program for the repurchase of up to 500,000 of the Company’s outstanding shares of common stock. During the years ended December 31, 2002 and 2001, the Company repurchased 147,000 and 74,000 of outstanding shares, respectively, in the open market or through privately negotiated transactions for $1.1 million and $1.0 million, respectively. The timing and size of any future stock repurchases are subject to approval from the Board of Directors, market conditions, stock prices, cash position, and other cash requirements.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17 —	Employee Benefit Plans

Stock option plans

      The Company’s 1995 Stock Incentive Plan (“1995 Plan”) and 2001 Nonqualified Stock Option Plan (“2001 Plan”) provide the Board of Directors broad discretion in creating employee equity incentives. Unless otherwise stipulated in the plan document, the Board of Directors, at their discretion, determines the exercise prices, which may not be less than the fair market value of RadiSys common stock at the date of grant, vesting periods, and the expiration periods which are a maximum of 10 years from the date of grant. Under the 1995 Plan, as amended, 5,425,000 shares of common stock have been reserved and authorized for issuance to any non-employee directors and employees, with a maximum of 450,000 shares in connection with the hiring of an employee and 100,000 shares in any calendar year to one participant. Under the 2001 Plan, as amended, 2,250,000 shares of common stock have been reserved and authorized for issuance to selected employees, who are not executive officers or directors of the Company. The Company recorded no compensation expense related to the 1995 Plan and the 2001 Plan for the years ended December 31, 2003, 2002 and 2001. See Note 1 — Stock-Based Compensation.

      The table below summarizes the activities related to the Company’s stock option plans (in thousands, except weighted average exercise prices):

		Stock Options
	Shares	Outstanding
	Available for
	Grant	Number	Average Price

Beginning balance, January 1, 2001	1,660	2,906	$28.25
Authorized	1,500	—	—
Granted	(1,513)	1,513	$22.05
Canceled	845	(845)	$30.63
Expired	(13)	—	—
Exercised	—	(161)	$12.71

Balance, December 31, 2001	2,479	3,413	$25.65
Granted	(2,134)	2,134	$11.19
Canceled	939	(939)	$23.13
Expired	(9)	—	—
Exercised	—	(70)	$11.65

Balance, December 31, 2002	1,275	4,538	$19.59
Authorized	750	—	—
Granted	(838)	838	$10.66
Canceled	1,493	(1,493)	$27.12
Expired	(8)	—	—
Exercised	—	(177)	$12.61

Balance, December 31, 2003	2,672	3,706	$14.86

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the information about stock options outstanding at December 31, 2003 (shares in thousands):

	Options Outstanding
				Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
	As of	Contractual	Exercise	As of	Exercise
Range of Exercise Prices	12/31/2003	Life	Price	12/31/2003	Price

$3.74-$5.33	692	5.91	$4.53	278	$4.54
$5.35-$9.29	652	6.12	$7.55	67	$8.29
$9.66-$16.62	657	4.88	$12.55	492	$12.47
$16.67-$17.92	685	5.47	$17.18	300	$17.05
$18.00-$25.81	670	3.09	$20.94	562	$20.85
$26.00-$56.00	350	3.45	$37.02	286	$39.31

$3.74-$56.00	3,706	4.94	$14.86	1,985	$18.15

Stock Option Exchange Program

      On August 27, 2003, the Company completed a shareholder approved stock option exchange program. Under the exchange offer, eligible employees had the opportunity to tender for cancellation certain stock options in exchange for new options to be granted at least six months and one day after the cancellation of the tendered options. The Company accepted for cancellation options to purchase an aggregate of 649,604 shares of its common stock under the RadiSys Corporation 1995 Stock Incentive Plan and options to purchase an aggregate of 1,083 shares of its common stock under the RadiSys Corporation 2001 Nonqualified Stock Option Plan. Subject to the terms and conditions of the exchange offer, RadiSys will grant new options under its 2001 Nonqualified Stock Option Plan to purchase up to an aggregate of 403,995 shares of its common stock in exchange for the options surrendered and cancelled in the exchange offer. The exercise price per share of the new options will be equal to the fair market value of our common stock on the new grant date, which will be determined by the Board of Directors and is expected to be no earlier than March 1, 2004. According to the provisions of the exchange offer, employees who tendered their options must continuously be employed by the Company until the new grant date in 2004. See Note 25 — Subsequent Events. See Note 1 — Stock-Based Compensation.

Employee Stock Purchase Plan

      In December 1995, the Company established an Employee Stock Purchase Plan (“ESPP”). All employees of RadiSys and its subsidiaries who customarily work 20 or more hours per week, including all officers, are eligible to participate in the ESPP. Prior to August 15, 2000, a separate offering of Common Stock to eligible employees under the ESPP (an “Offering”) commenced on February 15 and August 15 of each calendar year under the ESPP (the “Enrollment Dates”) and had a term of 18 months, except that, in calendar year 1999, the first Offering was for a period commencing on June 12, 1999 and ending on August 15, 2000. Beginning with the Offering that commenced on August 15, 2000, separate offerings of Common Stock to eligible employees under the ESPP (also an “Offering”) commence on February 15, May 15, August 15 and November 15 of each calendar year (also “Enrollment Dates”) and continue for a period of 18 months. Multiple separate Offerings are in operation under the ESPP at any given time. An employee may participate in only one Offering at a time and may purchase shares only through payroll deductions permitted under the provisions stipulated by the ESPP. The purchase price is the lesser of 85% of the fair market value of the common stock on date of grant or that of the purchase date. Pursuant to the provisions of the ESPP, as amended, the Company is authorized to issue up to 2,750,000 shares of common stock under the plan. For the

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years ended December 31, 2003, 2002, and 2001 the Company issued 489,659, 332,252, and 202,709 shares under the plan, respectively. At December 31, 2003, 1,148,798 shares are available for issuance under the plan. See Note 1 — Stock-Based Compensation.

401(k) Savings Plan

      The Company established a 401(k) Savings Plan (“401(k) Plan”), a defined contribution plan, as of January 1, 1989 and amended through January 1, 2001, in compliance with Section 401(k) and other related sections of the Internal Revenue Code and corresponding Regulations issued by the Department of Treasury and Section 404(c) of Employee Retirement Income Security Act of 1974 (“ERISA”), to provide retirement benefits for its United States employees. Under the provisions of the plan, eligible employees are allowed pre-tax contributions of up to 20% of their annual compensation or the maximum amount permitted by the applicable statutes. Additionally, eligible employees can elect after-tax contributions of up to 5% of their annual compensation, within the limits set forth by pre-tax contributions, or to the maximum amount permitted by the applicable statutes. Pursuant to the provisions of the 401(k) Plan, the Company may contribute 50% of pre-tax contributions made by eligible employees, adjusted for loans and withdrawals, up to 6% of annual compensation for each eligible employee. The Company may elect to make supplemental contributions as periodically determined by the Board of Directors at their discretion. The contributions made by the Company on behalf of eligible employees become 100% vested after three years of service, or 33% per year after one year of service. The Company’s total contributions to the 401(k) Plan amounted to $752 thousand, $782 thousand, and $889 thousand in 2003, 2002, and 2001, respectively. In addition, some of the Company’s employees outside the United States are covered by various defined contribution plans, in compliance with the statutes of respective countries. The participants pay for the 401(k) Savings Plan administrative expenses.

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

Note 18 —	Segment Information

      The Company has adopted SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based upon the way that management organizes the segments within the Company for making operating decisions and assessing financial performance.

      The Company has aggregated divisional results of operations into a single reportable segment as allowed under the provisions of SFAS No. 131 because divisional results of operations reflect similar long-term economic characteristics, including average gross margins. Additionally, the divisional operations are similar with respect to the nature of products sold, types of customers, production processes employed and distribution

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

methods used. Accordingly, the Company describes its reportable segment as designing and manufacturing embedded computing solutions. All of the Company’s revenues result from sales within this segment.

      Information about the Company’s geographic revenues and long-lived assets by geographical area is as follows (in thousands):

Geographic Revenues

	For the Years Ended December 31,

	2003	2002	2001

North America	$108,935	$117,990	$126,837
EMEA	84,636	77,058	91,033
Asia Pacific — Japan	9,224	5,039	9,843

Total	$202,795	$200,087	$227,713

Long-lived assets by Geographic Area

	December 31,	December 31,	December 31,
	2003	2002	2001

Property and equipment, net United States	$14,083	$25,538	$29,341
EMEA	191	298	773
Asia Pacific — Japan	310	46	91

Total property and equipment, net	$14,584	$25,882	$30,205

Goodwill
United States	$27,521	$29,969	$30,679
EMEA	—	—	—
Asia Pacific — Japan	—	—	—

Total goodwill, net	$27,521	$29,969	$30,679

Intangible assets, net United States	$6,437	$11,159	$14,188
EMEA	—	—	—
Asia Pacific — Japan	—	—	—

Total intangible assets, net	$6,437	$11,159	$14,188

      Two customers accounted for more than 10% of total revenues in 2003, 2002, and 2001. These two customers accounted for the following percentages of total revenue for the years ended December 31:

	2003	2002	2001

Nortel	19.4%	17.1%	15.7%
Nokia	19.9%	13.1%	10.9%

Note 19 —	Gain on Sale of Assets

      During the fourth quarter of 2002, RadiSys sold its Multibus business to US Technologies for $1.2 million. Consideration included $700 thousand cash and a $500 thousand note receivable. The sale resulted in a net gain of $1.2 million recorded in Income from operations in the Consolidated Statement of Operations for the year ended December 31, 2002 in accordance with the provisions of SFAS No. 144.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20 —	Loss on building sale

      In December 2003, the Company sold the Des Moines, Iowa facility to a third party for $8.5 million. As a result, the Company disposed of $8.8 million of net book value associated with building and other office equipment and paid the mortgage payable in full. In addition, the Company incurred a prepayment penalty on the mortgage payable amounting to $1.1 million and incurred additional fees associated with the closing of the sale of approximately $353 thousand. The sale resulted in a loss of $1.8 million recorded in Income from operations in the Consolidated Statement of Operations for the year ended December 31, 2003.

Note 21 —	Other expense, net

      Other expense, net, primarily consisted of foreign currency transaction losses, net of gains, of $787 thousand, $1.3 million, and $790 thousand, respectively, for the years ended December 31, 2003, 2002, and 2001.

Note 22 —	Acquisitions

S-Link Acquisition

      On April 20, 2001 RadiSys acquired privately-held S-Link in a cash transaction totaling approximately $4.7 million. The Company anticipated the acquisition would enhance its technology and building blocks for signaling applications within packet networks. The acquisition of S-Link was accounted for using the purchase method in accordance with APB Opinion No. 16, “Business Combinations.” The results of operations for S-Link have been properly reflected in the Consolidated Statement of Operations for the year ended December 31, 2001 since the date of acquisition. The aggregate purchase price of $4.7 million was allocated to fixed assets of $0.2 million, goodwill of $2.8 million, and other intangible assets relating to acquired technology of $1.7 million. See Note 24.

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

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the consolidated results of operations for future periods, or what would actually have been realized had S-Link and Microware been acquired at the beginning of the periods presented.

Year Ended
December 31,
2001

(In thousands, except
per share amounts)
Revenues	$235,254
Net (loss) income	$(40,272)
Net (loss) income per share (basic)	$(2.33)
Net (loss) income per share (diluted)	$(2.33)

Note 23 — Legal Proceedings

      In the normal course of business, the Company becomes involved in litigation. As of December 31, 2003, RadiSys had no pending litigation that would have a material effect on the Company’s financial position, results of operations, or cash flows.

Note 24 — Discontinued Operations

      On March 14, 2003, the Company completed the sale of its Savvi business resulting in a loss of $4.3 million. As a result of this transaction, the Company recorded $4.1 million in write-offs of goodwill and intangible assets. The total $4.7 million loss from discontinued operations recorded in the three months ended March 31, 2003 includes the $4.3 million loss on the sale of the Savvi business as well as $393 thousand of net losses incurred by the business unit during the quarter, before the business unit was sold. Savvi net revenues are included in the loss from discontinued operations and amounted to $9 thousand, $52 thousand, and $39 thousand for the years ended December 31, 2003, 2002, and 2001, respectively. For the year ended December 31, 2003, a total of $4.7 million, or $0.26 per weighted average share outstanding-basic or $0.25 per weighted average share outstanding-diluted, was reclassified from continuing operations to loss from discontinued operations, net of tax benefit. For the year ended December 31, 2002, a total of $1.5 million, or $0.09 per weighted average share outstanding, was reclassified from continuing operations to loss from discontinued operations, net of tax benefit. For the year ended December 31, 2001, a total of $1.4 million, or $0.08 per weighted average share outstanding, was reclassified from continuing operations to loss from discontinued operations, net of tax benefit.

Note 25 — Subsequent Events

      On March 1, 2004, according to the provisions of the shareholder approved stock option exchange program, options to purchase 397,531 shares were granted under the 2001 Nonqualified Stock Option Plan at an exercise price of $21.28 per share.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosure required to be reported under this item.

Item 9A.	Controls and Procedures

      Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

      During the Company’s fiscal quarter ended December 31, 2003, no change occurred in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

      The Registrant will file its definitive proxy statement for the Annual Meeting of Shareholders to be held on May 18, 2004, pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Report. This Report incorporates by reference specified information included in the Proxy Statement.

Item 10.	Directors and Executive Officers of the Registrant

      The information with respect to our directors is included under “Election of Directors” in our Proxy Statement and is incorporated herein by reference.

      As of February 29, 2004, the names, ages and positions held by the executive officers were as follows:

Name	Age	Position

Scott C. Grout	41	President and Chief Executive Officer
Ronald A. Dilbeck	50	Vice President of Engineering
Julia A. Harper	45	Vice President of Finance and Administration, Chief Financial Officer, and Secretary
Fred Yentz	39	Vice President of Marketing and Business Development
Christian Lepiane	44	Vice President of Worldwide Sales

      Scott C. Grout has served as our President, Chief Executive Officer and a Director since October 2002. Prior to joining us, Mr. Grout was President and Chief Executive Officer of Chorum Technologies, Inc., a privately held provider of fiber optic products based in Richardson, Texas, from May 1998 to October 2002. Prior to Chorum, Mr. Grout held various positions at Lucent Technologies, a telecommunications network vendor, including most recently as the Vice President of the Optical Networking Group and a Director of the Access and Optical Networking Group, from June 1984 to May 1998. Mr. Grout received a B.S. in Engineering from the University of Wisconsin at Madison and a M.B.A. from the Sloan School of Management at the Massachusetts Institute of Technology.

      Ronald A. Dilbeck joined us in 1996 as Vice President and General Manager of the Automation and Control Division.. Mr. Dilbeck has held positions as Interim Chief Executive Officer, Interim President, Chief Operating Officer and Senior Vice President/ General Manager. Currently, Mr. Dilbeck is our Vice President of Engineering. Prior to joining RadiSys, Mr. Dilbeck was president and Chief Executive Officer of nCUBE, a provider of metro class video servers. He has also held various management and technical positions at Sequent

Computers Systems, Inc., Intel and Battelle. Mr. Dilbeck received an M.S. in electrical engineering from Washington State University and B.S. degrees in electrical engineering and math from Oregon State University.

      Julia A. Harper joined us in 2001 as Vice President of Finance and Administration and Chief Financial Officer, and was appointed Secretary in January 2003. From 1997 to 2001, Ms. Harper was the Vice President of Finance at Electro Scientific Industries Inc., a provider of high technology manufacturing equipment, where she was responsible for overseeing finance and accounting functions across the company’s numerous domestic and foreign subsidiaries. She has also held positions with Instromedix Inc. and Arco Oil and Gas Company in which she managed financial analysis, accounting, strategic planning and system development activities. Ms. Harper holds bachelors and masters degrees in Business Administration from the University of Texas at Arlington and Southern Methodist University, respectively.

      Fred Yentz joined us in December 1999 as Vice President and General Manager of Communication Platforms Division and was appointed Vice President of Marketing and Business Development in January 2003. He came to RadiSys from IBM’s Open Computing Platforms Group where he served as Business Area Manager. Mr. Yentz spent 12 years at IBM with responsibilities for engineering, new business development and management. He is named as an inventor on two U.S. patents in system bus architecture and system mechanical packaging and has several patents pending. Mr. Yentz is active in several trade associations and currently sits on the board of directors for Telecommunications Industry Association (“TIA”). He also serves as the Chairman of the Global Enterprise Market Division of the TIA and is the past Chairman of the Multimedia Telecommunications Association. Mr. Yentz holds a B.S. in electrical engineering from Michigan Technological University, an M.B.A. with a telecommunications minor from the University of Miami and an M.S. in computer information systems from the University of Miami.

      Christian Lepiane joined us in 2003 as Vice President of Worldwide Sales. From November 2002 to September 2003, Mr. Lepiane was vice president of worldwide sales for Lightspeed Semiconductor, a provider of embedded structure array technology for CSSP and IP, in Sunnyvale, California. From November 2001 to November 2002, Mr. Lepiane was vice president of worldwide sales for Oplink Communications, Inc., a manufacturer of optical subsystems and components for telecommunications manufacturers, in San Jose, California. From February 2000 to November 2001, Mr. Lepiane was vice president worldwide sales for OMM Inc., a manufacturer of optical switching subsystems for communication OEMs, in San Diego, California. From 1996 to February 2000, Mr. Lepiane was director, segment sales for Lucent Technologies (now Agere Systems), a provider of advanced integrated circuit solutions for wireless data, high-density storage and multiservice networking applications, in Santa Clara, California. Mr. Lepiane has also held various management level sales positions with AT&T. With nearly 20 years of experience selling to global OEMs, Mr. Lepiane has been recognized for his ability to grow and manage worldwide sales organizations and successfully lead multifunctional teams through all phases of client platform selection and product life cycles. He also has extensive experience developing strategic alliances and negotiating contracts with major OEMs. Mr. Lepiane holds a B.S. from the University of Pittsburgh. He also received an M.B.A. from the University of California, Irvine.

Audit Committee Financial Expert

      Our Board of Directors has determined that each of C. Scott Gibson, Kevin C. Melia and Carl W. Neun are audit committee financial experts as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act. C. Scott Gibson qualifies as an audit committee financial expert by virtue of his service on our audit committee since 1992, the audit committee of Pixelworks, Inc. since 2002, and past service on the audit committees of Inference Corp. and Integrated Measurement Systems. Additionally, Mr. Gibson received an M.B.A. in Finance from the University of Illinois in 1976 and served as CFO and Senior VP Operations for Sequent Computer Systems from 1983 to 1984. Further, from 1985 to March 1992, the CFO of Sequent Computer Systems reported to Mr. Gibson.

Audit Committee

      We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are C. Scott Gibson, Kevin C. Melia, and Carl W. Neun.

Code of Ethics

      We have adopted a code of business conduct and ethics for directors, officers (including the principal executive officer, principal financial officer and controller) and employees, known as the Code of Conduct. The Code of Conduct is available on our website at http://www.radisys.com or by request from:

RadiSys Investor Relations
5445 NE Dawson Creek Drive
Hillsboro, OR 97124
Phone: (503) 615-RSYS
Email: investor.relations@radisys.com

      We intend to disclose any changes in our code of conduct by posting such information on our website or by filing a form 8-K.

Corporate Governance Guidelines

      We adopted Corporate Governance Guidelines, which are available on our website at http://www.radisys.com. Shareholders may request a free copy of the Corporate Governance Guidelines from the address and phone numbers set forth above under “— Code of Ethics.”

Section 16(a) Beneficial Ownership Reporting Compliance

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

Equity Compensation Plan Information

      The following table summarizes information about the Company’s equity compensation plans as of December 31, 2003. All outstanding awards relate to the Company’s common stock.

	Number of Shares of
	Common Stock to		Number of Shares of
	be Issued upon	Weighted Average	Common Stock
	Exercise of	Exercise Price of	Remaining Available
	Outstanding Options	Outstanding Options	for Future Issuance

	(In thousands, except weighted average exercise price)
Equity compensation plan approved by security holders	2,380 (1)	$16.63	2,948 (2)
Equity compensation plan not approved by security holders	1,326	11.66	873

Total	3,706 (3)	$14.86	3,821

(1)	Includes 902 shares and 11,138 shares subject to employee stock options assumed in the merger with Texas Micro Inc. with weighted average exercise prices of $12.97 and $10.16, respectively.

(2)	Includes 1,148,798 of securities authorized and available for issuance in connection with the RadiSys Corporation 1996 Employee Stock Purchase Plan.

(3)	On August 27, 2003, the Company completed a shareholder approved stock option exchange program. Under the exchange offer, eligible employees had the opportunity to tender for cancellation certain stock options in exchange for new options to be granted at least six months and one day after the cancellation of the tendered options. The Company accepted for cancellation options to purchase an aggregate of 649,604 shares of its common stock under the RadiSys Corporation 1995 Stock Incentive Plan and options to purchase an aggregate of 1,083 shares of its common stock under the RadiSys Corporation 2001 Nonqualified Stock Option Plan. Subject to the terms and conditions of the exchange offer, RadiSys will grant new options under its 2001 Nonqualified Stock Option Plan to purchase up to an aggregate of 403,995 shares of its common stock in exchange for the options surrendered and cancelled in the exchange offer. The exercise price per share of the new options will be equal to the fair market value of our common stock on the new grant date, which will be determined by the Board of Directors and is expected to be no earlier than March 1, 2004. According to the provisions of the exchange offer, employees who tendered their options must continuously be employed by the Company until the new grant date in 2004. On March 1, 2004, according to the provisions of the shareholder approved stock option exchange program, options to purchase 397,531 shares were granted under the 2001 Nonqualified Stock Option Plan at an exercise price of $21.28 per share.

      Additional information required by this item is included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2004 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      The information with respect to certain relationships and related transactions is included under “Certain Relationships and Related Transactions” in the Company’s Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

      The information with respect to principal accountant fees and services is included under “Principal Accountant Fees and Services” in the Company’s proxy statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) Financial Statements

      (a)(2) Financial Statement Schedule

Form 10-K Page No.

Schedule II — Valuation and Qualifying Accounts	79
Report of Independent Accountants on Financial Statement Schedule	80

      (a)(3)Exhibits

Exhibit
No.	Description

2.1	Agreement and Plan of Merger, dated as of June 29, 2001, by and among the Company, Drake Merger Sub, Inc. and Microware Systems Corporation. Incorporated by reference from Exhibit (d)(1) to the Tender Offer Statement filed by the Company on Schedule TO dated July 5, 2001, SEC File No. 005-49337.
2.2	Asset Purchase Agreement, dated April 18, 2001, by and among the Company, S-Link, Corp., a Delaware Corporation and Seamus Gilchrist. Incorporated by reference from Exhibit 2.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, SEC File No. 0-26844.
3.1	Second Restated Articles of Incorporation and amendments thereto. Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-95892) (‘S-1‘), and by reference from Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, SEC File No. 0-26844.
3.2	Restated Bylaws. Incorporated by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38966).
4.1	Indenture dated August 9, 2000 between the Company and U.S. Trust Company, National Association. Incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement of Form S-3 (No. 333-49092).
4.2	Form of Note. Incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (No. 333-49092).
4.3	Registration Rights Agreement, dated November 13, 2003, among the Company, Credit Suisse First Boston LLC and Banc of America Securities LLC. Incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 19, 2003, SEC File No. 0-26844.

Exhibit
No.		Description

4.4		Indenture, dated as of November 19, 2003, between the Company and JPMorgan Chase Bank, as Trustee. Incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-3 (No. 333-111547) filed on December 24, 2003.
4.5		Form of Note. See Exhibit 4.4.
*10	.1	RadiSys Corporation 1995 Employee Stock Incentive Plan, as amended. Incorporated by reference from Exhibit (d)(1) to the Tender Offer Statement filed by the Company on Schedule TO-I, dated July 31, 2003, SEC file No. 005-49160.
*10	.2	RadiSys Corporation 2001 Nonqualified Stock Option Plan, as amended. Incorporated by reference from Exhibit (d)(2) to the Tender Offer Statement filed by the Company on Schedule TO-I, dated July 31, 2003, SEC file No. 005-49160.
*10	.3	RadiSys Corporation 1996 Employee Stock Purchase Plan, as amended. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, SEC File No. 0-26844.
*10	.4	Form of Incentive Stock Option Agreement. Incorporated by reference from Exhibit 10.3 to the Form S-1.
*10	.5	Form of Non-Statutory Stock Option Agreement. Incorporated by reference from Exhibit 10.4 to the Form S-1.
*10	.6	Deferred Compensation Plan. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarterly period ended March 31, 2001, SEC File No. 0-26844.
*10	.7	Executive Change of Control Agreement dated December 27, 2000 between the Company and Ronald A. Dilbeck. Incorporated by reference from Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, SEC File No. 0-26844.
*10	.8	Executive Change of Control Agreement with Julia A. Harper dated October 3, 2001 between the Company and Julia A. Harper. Incorporated by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, SEC File No. 0-26844.
*10	.9	Executive Change of Control Agreement dated October 15, 2002 between the Company and Scott C. Grout. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, SEC File No. 0-26844.
*10	.10	Executive Severance and Bonus Restriction Agreement dated August 2, 2002 between the Company and Julia A. Harper. Incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, SEC File No. 0-26844.
*10	.11	Executive Severance and Bonus Restriction Agreement dated August 2, 2002 between the Company and Fred Yentz. Incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, SEC File No. 0-26844.
*10	.12	Form of Indemnity Agreement. Incorporated by reference from Exhibit 10.9 to the Form S-1.
10.13		Revolving line of credit agreement between the Company and U.S. Bank National Association dated March 19, 2002, related promissory note dated March 19, 2002, related interest rate rider dated March 19, 2002 and related collateral pledge agreement dated March 19, 2002. Incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, SEC File No. 0-26844.
10.14		Dawson Creek II lease, dated March 21, 1997, incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, SEC File No. 0-26844.
10.15		Amendment dated March 20, 2003, to the Revolving line of credit agreement between the Company and U.S. Bank National Association dated March 19, 2002 and related revolving promissory note. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, SEC File No. 0-26844.

Exhibit
No.		Description

*10	.16	Executive Change of Control Agreement dated December 27, 2000 between the Company and Fred Yentz.
*10	.17	Form of Indemnity Agreement.
21.1		List of Subsidiaries.
23.1		Consent of PricewaterhouseCoopers LLP.
24.1		Powers of Attorney.
31.1		Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This Exhibit constitutes a management contract or compensatory plan or arrangement

      (b) Reports on Form 8-K

      On October 21, 2003, the Company filed a current report on Form 8-K under Item 12. Results of Operations and Financial Condition announcing that on October 15, 2003, the Company issued a press release with its fiscal 2003 third quarter results.

      On November 13, 2003, the Company filed a current report on Form 8-K under Item 5. Other Events Disclosure announcing its offer of $75 million aggregate principal amount of its Convertible Senior Notes due November 15, 2023 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 (the “Securities Act).

      On November 14, 2003, the Company filed a current report on Form 8-K under Item 5. Other Events announcing the pricing of its offering of $75 million aggregate principal amount of its 1.375% Convertible Senior Notes due November 15, 2023 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 (the “Securities Act”).

      On November 14, 2003, the Company filed a current report on Form 8-K under Item 5. Other Events announcing that the initial purchasers of RadiSys’ 1 3/8% Convertible Senior Notes due November 15, 2023 have exercised the option granted by RadiSys to purchase an additional $25 million principal amount of the notes, bringing the total aggregate principal amount of notes sold to $100 million.

      On November 19, 2003, the Company filed a current report on Form 8-K under Item 5. Other Events announcing that it had completed its previously announced private offering of $100 million aggregate principal amount of 1 3/8% Convertible Senior Notes due November 15, 2023 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The amount sold reflects the exercise in full by the initial purchasers of their option to purchase up to an additional $25 million aggregate principal amount of the notes. The Form 8-K filed on November 19, 2003 also included the Registration Rights Agreement, dated November 13, 2003, among RadiSys Corporation, Credit Suisse First Boston LLC and Banc of America Securities LLC.

      On December 23, 2003, the Company filed a current report on Form 8-K under Item 5. Other Events noting that the Company is reissuing, in an updated format, certain of its historical financial statements in connection with the provisions of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and rule 3-10 of Regulation S-X under the Securities Act of 1933, as amended. Financial statements filed include (i) Consolidated Statements of Operations for years ended December 31, 2002, 2001 and 2000, (ii) Consolidated Balance Sheets for the years ended December 31, 2002 and 2001, (iii) Consolidated Statements of Changes in Shareholders Equity for the years ended December 31, 2002, 2001, and 2000 and (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000.

      (c) See (a)(3) above.

      (d) See (a)(2) above.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

				Reserves
	Balance at	Charged to	Write-Offs	Acquired	Balance at
	Beginning	Costs and	Net of	through	End of
	of Period	Expenses	Recoveries	Acquisitions	Period

	(In thousands)
For the year ended December 31, 2003
Allowance for doubtful accounts	$2,128	$—	$(827)	$—	$1,301
Obsolescence reserve	9,958	4,297	(4,764)	—	9,491
Tax valuation allowance	16,176	1,234	—	—	17,410
For the year ended December 31, 2002
Allowance for doubtful accounts	$2,617	$443	$(932)	$—	$2,128
Obsolescence reserve	19,119	6,848	(16,009)	—	9,958
Tax valuation allowance	19,274	(3,098)	—	—	16,176
For the year ended December 31, 2001
Allowance for doubtful accounts	$655	$1,344	$(463)	$1,081	$2,617
Obsolescence reserve	7,100	20,547	(8,528)	—	19,119
Tax valuation allowance	13,544	5,730	—	—	19,274

REPORT OF INDEPENDENT AUDITORS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of

RadiSys Corporation:

      Our audits of the consolidated financial statements referred to in our report dated February 13, 2004, appearing in the 2003 Annual Report to Shareholders of RadiSys Corporation and its subsidiaries (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Portland, Oregon

February 13, 2004 except for Note 25, as to which the date is March 3, 2004.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 5, 2004

RADISYS CORPORATION

By:	/s/ SCOTT C. GROUT

Scott C. Grout
President and
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 5, 2004.

Signature	Title

/s/ SCOTT C. GROUT Scott C. Grout	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ JULIA A. HARPER Julia A. Harper	Vice President of Finance and Administration and Chief Financial Officer (Principal Financial Officer)

Directors:

/s/ C. SCOTT GIBSON* C. Scott Gibson	Chairman of the Board and Director

/s/ KEN BRADLEY* Ken Bradley	Director

/s/ RICHARD J. FAUBERT* Richard J. Faubert	Director

/s/ DR. WILLIAM W. LATTIN* Dr. William W. Lattin	Director

/s/ KEVIN C. MELIA* Kevin C. Melia	Director

/s/ CARL NEUN* Carl Neun	Director

/s/ JEAN-PIERRE D. PATKAY* Jean-Pierre D. Patkay	Director

Signature		Title

/s/ JEAN-CLAUDE PETERSCHMITT* Jean-Claude Peterschmitt		Director

*By	/s/ SCOTT C. GROUT* Scott C. Grout, as attorney-in-fact