Form 10-Q
period 2004-03-31
RADISYS CORP
filed 2004-05-07
CIK 873044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

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

     Number of shares of Common Stock outstanding as of April 30, 2004: 18,740,339

RADISYS CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

RADISYS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	For the Three Months Ended March 31,
	2004	2003
Revenues	$61,115	$48,404
Cost of sales	42,297	33,207

Gross margin	18,818	15,197
Research and development	6,344	5,540
Selling, general, and administrative	7,677	6,548
Intangible assets amortization	682	765
Restructuring charges (reversals)	(180)	1,829

Income from operations	4,295	515
Gain on repurchase of convertible subordinated notes	—	825
Interest expense	(1,426)	(1,209)
Interest income	856	803
Other income (expense), net	78	(492)

Income from continuing operations before income tax provision	3,803	442
Income tax provision	955	9

Income from continuing operations	2,848	433
Discontinued operations related to Savvi business:
Loss from discontinued operations	—	(4,679)

Net income (loss)	$2,848	$(4,246)

Income per share from continuing operations:
Basic	$0.15	$0.02

Diluted	$0.15	$0.02

Net income (loss) per share:
Basic	$0.15	$(0.24)

Diluted	$0.15	$(0.24)

Weighted average shares outstanding:
Basic	18,491	17,673

Diluted	19,447	17,840

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$168,957	$149,925
Short-term investments, net	41,629	44,456
Accounts receivable, net	36,791	32,144
Inventories, net	21,523	26,092
Other current assets	2,800	2,781
Deferred tax assets	6,898	6,898

Total current assets	278,598	262,296
Property and equipment, net	14,526	14,584
Goodwill	27,521	27,521
Intangible assets, net	5,755	6,437
Long-term investments, net	23,859	30,992
Long-term deferred tax assets	22,017	21,911
Other assets	1,959	1,821

Total assets	$374,235	$365,562

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,068	$21,969
Accrued wages and bonuses	4,921	4,868
Accrued interest payable	979	1,577
Accrued restructuring	2,174	2,820
Other accrued liabilities	8,399	8,738

Total current liabilities	40,541	39,972

Long-term liabilities:
Convertible senior notes, net	97,047	97,015
Convertible subordinated notes, net	67,657	67,585

Total long-term liabilities	164,704	164,600

Total liabilities	205,245	204,572

Shareholders’ equity :
Common stock — no par value, 100,000 shares authorized; 18,644 and 18,274 shares issued and outstanding at March 31, 2004 and December 31, 2003	171,757	166,445
Accumulated deficit	(5,846)	(8,694)
Accumulated other comprehensive income:
Cumulative translation adjustments	3,079	3,239

Total shareholders’ equity	168,990	160,990

Total liabilities and shareholders’ equity	$374,235	$365,562

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, unaudited)

	Common Stock		Cumulative			Total other
			translation	Accumulated		comprehensive
	Shares	Amount	adjustments(1)	deficit	Total	income (loss) (2)
Balances, December 31, 2003	18,274	$166,445	$3,239	$(8,694)	$160,990
Shares issued pursuant to benefit plans.	370	4,091	—	—	4,091	$—
Tax benefit of stock-based benefit plans	—	1,044	—	—	1,044	—
Stock-based compensation expense	—	177	—	—	177	—
Translation adjustments	—	—	(160)	—	(160)	(160)
Net income for the period	—	—	—	2,848	2,848	2,848

Balances, March 31, 2004	18,644	$171,757	$3,079	$(5,846)	$168,990

Comprehensive income, for the three months ended March 31, 2004						$2,688

(1)	Income taxes are generally not provided for foreign currency translation adjustments.

(2)	For the three months ended March 31, 2003, other comprehensive loss amounted to $4.1 million and consisted of the net loss for the period of $4.2 million, net income from translation adjustments of $72 thousand, and unrealized gain on a security available for sale of $43 thousand.

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	For the Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$2,848	$(4,246)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on sale of Savvi business	—	4,286
Depreciation and amortization	1,993	2,584
Provision for inventory reserves	716	1,291
Non-cash restructuring (adjustments) charges	(180)	—
Non-cash interest expense	136	71
Non-cash amortization of premium on investments	475	543
Loss on disposal of property and equipment	3	252
Gain on early extinguishments of convertible subordinated notes	—	(825)
Deferred income taxes	(106)	265
Stock-based compensation expense	177	—
Tax benefit of stock-based benefit plans	1,044	17
Other	(88)	80
Changes in operating assets and liabilities:
Accounts receivable	(4,647)	(2,451)
Inventories	3,853	(4,351)
Other current assets	(19)	613
Accounts payable	2,099	2,069
Accrued restructuring	(466)	(378)
Accrued interest payable	(598)	(1,168)
Accrued wages and bonuses	53	(671)
Other accrued liabilities	(420)	2,056

Net cash provided by operating activities	6,873	37

Cash flows from investing activities:
Proceeds from sale or maturity of held-to-maturity investments	11,780	20,176
Purchase of held-to-maturity investments	(2,295)	(18,547)
Capital expenditures	(1,257)	(468)
Proceeds from the sale of Savvi business	—	360

Net cash provided by investing activities	8,228	1,521

Cash flows from financing activities:
Early extinguishments of convertible subordinated notes	—	(9,238)
Principal payments on mortgage payable	—	(23)
Proceeds from issuance of common stock	4,091	684

Net cash provided by (used in) financing activities	4,091	(8,577)

Effects of exchange rate changes	(160)	72

Net increase (decrease) in cash and cash equivalents	19,032	(6,947)
Cash and cash equivalents, beginning of period	149,925	33,138

Cash and cash equivalents, end of period	$168,957	$26,191

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Significant Accounting Policies

     RadiSys Corporation (the “Company”) has adhered to the accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2003 in preparing the accompanying interim Consolidated Financial Statements. The preparation of these statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

     The financial information included herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for interim periods.

     For the three months ended March 31, 2004, there have been no changes to these accounting policies except as noted below.

   Reclassifications

     Certain reclassifications have been made to amounts in prior years to conform to current year presentation. These changes had no effect on previously reported results of operations or shareholders’ equity.

   Inventories

     During the fourth quarter of 2003, the Company revised the excess and obsolete inventory (“E&O”) reserve calculation. The Company previously estimated the required reserve for excess inventory based on a forward projection of excess material beyond 12 months demand. The revised process takes into consideration the historical usage of materials over the prior six months and a prospective view of demand over 12 months. The Company tested the revised method against prior periods and found it to be a better indicator of excess inventory.

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

   Warranty

     The Company provides for the estimated cost of product warranties at the time it recognizes revenue. Products are generally sold with warranty coverage for a period of 24 months after shipment. Parts and labor are covered under the terms of the warranty agreement. The warranty provision is based on historical experience by product family. The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its components suppliers; however, ongoing failure rates, material usage and service delivery costs incurred in correcting product failure, as well as specific product class failures out of the Company’s baseline experience affect the estimated warranty obligation. If actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.

     The following is a summary of the change in the Company’s warranty liability for the three months ended March 31, 2004 and 2003 (in thousands):

	For the Three Months Ended
	March 31,
	2004	2003
Warranty liability balance, beginning of the period	$2,276	$1,553
Product warranty accruals	1,149	1,147
Adjustments for payments made	(1,497)	(781)

Warranty liability balance, end of the period	$1,928	$1,919

     The warranty liability balance is included in other accrued liabilities in the accompanying Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003. The Company offers fixed price support or maintenance contracts to its customers. Revenues from fixed price support or maintenance contracts were not significant to the Company’s operations for the periods reported.

   Stock-based Compensation

     The Company accounts for its stock-based compensation plans using the intrinsic value method and provides pro forma disclosures of net income (loss) and net income (loss) per common share as if the fair value method had been applied in measuring compensation expense. Equity instruments are not granted to non-employees, other than directors, as defined in the respective plan agreements.

     Had RadiSys accounted for these plans under the fair value method, the Company’s net income (loss) and pro forma net income (loss) per share would have been reported as follows (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2004	2003
Net income (loss)	$2,848	$(4,246)
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects	115	—
Deduct: Stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(1,516)	(1,668)

Pro forma net income (loss)	$1,447	$(5,914)

Net income (loss) per share:
Basic	$0.15	$(0.24)

Diluted	$0.15	$(0.24)

Pro forma basic	$0.08	$(0.33)

Pro forma diluted	$0.07	$(0.33)

     During the three months ended March 31, 2004, the Company incurred $177 thousand of stock-based compensation expense associated with shares to be issued pursuant to the Company’s 1996 Employee Stock Purchase Plan (“ESPP”). The Company incurred stock-based compensation expense because the original number of ESPP shares approved by the shareholders will be insufficient to meet employee demand for an ESPP offering which was consummated in February 2003 and ends in August 2004. The Company subsequently received shareholder approval for additional ESPP shares in May 2003. The shares to be issued in the February 2003 ESPP offering in excess of the original number of ESPP shares approved at the beginning of the offering (the “shortfall”) triggers recognition of stock-based compensation expense under the intrinsic value method. The Company currently estimates the shortfall to amount to 121 thousand shares and 138 thousand shares to be issued in May 2004 and August 2004, respectively.

     The expense per share is calculated as the difference between 85% of the closing price of RadiSys shares as quoted on NASDAQ on the date that additional ESPP shares were approved (May 2003) and the February 2003 ESPP offering purchase price. Accordingly, the expense per share is calculated as the difference between $8.42 and $5.48. The shortfall of shares is dependent on the amount of contributions from participants enrolled in the February 2003 ESPP offering.

     The Company recognized stock-based compensation expense as follows (in thousands):

	For the Three Months Ended March 31,
	2004	2003
Cost of sales	$47	$—
Research and development	74	—
Selling, general and administrative	56	—

	$177	$—

     For the three months ended June 30, 2004 and September 30, 2004, the Company estimates stock-based compensation expense recognized under the intrinsic value method to amount to $380 thousand and $200 thousand, respectively.

   Recent Accounting Pronouncements

     In March 2004, the Emerging Issues Task Force (“EITF”) finalized it consensus on EITF Issue 03-6, “Participating Securities and the Two-Class Method Under SFAS No. 128, Earnings Per Share” ( “EITF 03-6”). EITF 03-6 clarifies what constitutes a participating security and requires the use of the two-class method for computing basic earnings per share when participating convertible securities exist. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004. The Company does not expect the adoption of EITF 03-6 to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2 — Held-to-maturity Investments

     Held-to-maturity investments consisted of the following (in thousands):

	March 31,	December 31,
	2004	2003
Short-term held-to-maturity investments, including unamortized premium of $671 and $767, respectively	$41,629	$44,456

Long-term held-to-maturity investments, including unamortized premium of $209 and $442, respectively	$23,859	$30,992

     As of March 31, 2004, the Company’s long-term held-to-maturity investments had maturities ranging from 13.5 months to 28.8 months. The Company’s investment policy requires that the total investment portfolio, including cash and investments, not exceed a maximum weighted-average maturity of 18 months. In addition, the policy mandates that an individual investment must have a maturity of less than 36 months, with no more than 20% of the total portfolio exceeding 24 months. As of March 31, 2004, the Company was in compliance with its investment policy.

Note 3 — Accounts Receivable

     Accounts receivable balances consisted of the following (in thousands):

	March 31,	December 31,
	2004	2003
Accounts receivable, gross	$37,981	$33,445
Less: allowance for doubtful accounts	(1,190)	(1,301)

Accounts receivable, net	$36,791	$32,144

     The Company recorded no provisions for allowance for doubtful accounts during the three months ended March 31, 2004 and 2003.

Note 4 — Inventories

     Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2004	2003
Raw materials	$24,692	$28,992
Work-in-process	1,956	1,472
Finished goods	3,666	5,119

	30,314	35,583
Less: inventory reserves	(8,791)	(9,491)

Inventories, net	$21,523	$26,092

     During the three months ended March 31, 2004 and 2003, the Company recorded provision for excess and obsolete inventory of $716 thousand and $1.3 million, respectively.

     The following is a summary of the change in the Company’s excess and obsolete inventory reserve for the three months ended March 31, 2004 and 2003 (in thousands):

	For the Three Months Ended
	March 31,
	2004	2003
Inventory reserve balance, beginning of the quarter	$9,491	$9,958
Usage:
Inventory scrapped	(667)	(185)
Inventory utilized	(749)	(649)

Subtotal — usage	(1,416)	(834)
Reserve provision	716	1,291

Remaining reserve balance, end of the quarter	$8,791	$10,415

Note 5 — Goodwill

     During the three months ended March 31, 2003 the Company recorded goodwill write-offs of $2.4 million associated with the sale of its Savvi business line. The goodwill write-off associated with the sale of the Savvi business line is included in loss from discontinued operations in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2003. See Note 13.

     The Company tests goodwill for impairment at least annually. Additionally, the Company assesses goodwill for impairment if any adverse conditions exist that would indicate an impairment. Conditions that would trigger an impairment assessment, include, but are not limited to, a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator. If the carrying amount of an asset exceeds the sum of its undiscounted cash flows, the carrying value is written down to fair value in the period identified. Fair value is calculated as the present value of estimate future cash flows using a risk-adjusted discount rate commensurate with the Company’s weighted-average cost of capital. The Company completed its annual goodwill impairment analysis as of September 30, 2003 and concluded that as of September 30, 2003, there was no goodwill impairment. Management concluded there was no indication of material changes requiring an updated goodwill impairment analysis as of March 31, 2004.

Note 6 — Intangible Assets

     The following tables summarize details of the Company’s total purchased intangible assets (in thousands):

		Accumulated
	Gross	Amortization	Net
March 31, 2004
Existing technology	$2,415	$(1,223)	$1,192
Technology licenses	6,790	(3,961)	2,829
Patents	6,647	(5,465)	1,182
Trade names	736	(184)	552
Other	237	(237)	—

Total	$16,825	$(11,070)	$5,755

		Accumulated
	Gross	Amortization	Net
December 31, 2003
Existing technology	$2,415	$(1,146)	$1,269
Technology licenses	6,790	(3,584)	3,206
Patents	6,647	(5,255)	1,392
Trade names	736	(166)	570
Other	237	(237)	—

Total	$16,825	$(10,388)	$6,437

     The Company’s purchased intangible assets have lives ranging from 4 to 11 years. The Company performs reviews for impairment of all its purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of March 31, 2004, management concluded there was no indication of events or changes in circumstances indicating that the carrying amount of purchased intangible assets may not be recoverable. The estimated future amortization expense of purchased intangible assets as of March 31, 2004 is as follows (in thousands):

Estimated
Intangible
Amortization
For the years ending December 31,	Amount
2004 (remaining nine months)	$1,543
2005	2,052
2006	726
2007	526
2008	250
Thereafter	658

Total	$5,755

Note 7 — Accrued Restructuring

     Accrued restructuring consisted of the following (in thousands):

	March 31,	December 31,
	2004	2003
Second quarter 2002 restructuring charge	$553	$672
Fourth quarter 2001 restructuring charge	695	999
First quarter 2001 restructuring charge	926	1,149

Total	$2,174	$2,820

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

  Second Quarter 2002 Restructuring Charge

     The following table summarizes the changes to the second quarter 2002 restructuring charge (in thousands):

	Employee
	Termination and		Property and	Other
	Related Costs	Facilities	Equipment	Charges	Total
Restructuring costs	$2,606	$750	$530	$465	$4,351
Expenditures	(1,782)	(40)	—	(46)	(1,868)
Write-offs	—	—	(219)	—	(219)
Reclassifications	(35)	19	10	6	—
Reversals	(192)	(165)	(147)	—	(504)

Balance accrued as of December 31, 2002	597	564	174	425	1,760
Expenditures	(229)	(373)	—	(57)	(659)
Write-offs	—	—	(90)	(166)	(256)
Reclassifications	(368)	392	—	(24)	—
Reversals	—	(1)	(84)	(88)	(173)

Balance accrued as of December 31, 2003	—	582	—	90	672
Expenditures	—	(29)	—	—	(29)
Reversals	—	—	—	(90)	(90)

Balance accrued as of March 31, 2004	$—	$553	$—	$—	$553

     During the three months ended March 31, 2004, the Company determined that it had fulfilled all of its obligations that were classified as “Other Charges.” Accordingly, the Company reversed the remaining obligation classified as “Other Charges.” The accrual amount remaining as of March 31, 2004 includes lease obligations relating to the facility in Houston, Texas and other small office spaces and office related expenses expected to be paid monthly for the next 15 months.

  Fourth Quarter 2001 Restructuring Charge

     The following table summarizes the changes to the fourth quarter 2001 restructuring charge (in thousands):

	Employee
	Termination and		Property and	Other
	Related Costs	Facilities	Equipment	Charges	Total
Restructuring costs	$914	$2,417	$463	$132	$3,926
Expenditures	(452)	—	—	—	(452)
Write-offs	—	—	(463)	—	(463)

Balance accrued as of December 31, 2001	462	2,417	—	132	3,011
Expenditures	(395)	(931)	—	(27)	(1,353)
Reversals	(67)	—	—	—	(67)

Balance accrued as of December 31, 2002	—	1,486	—	105	1,591
Expenditures	—	(576)	—	(14)	(590)
Reversals	—	(1)	—	(1)	(2)

Balance accrued as of December 31, 2003	—	909	—	90	999
Expenditures	—	(214)	—	(90)	(304)

Balance accrued as of March 31, 2004	$—	$695	$—	$—	$695

     The accrual amount remaining as of March 31, 2004 represents mainly lease obligations relating to the facilities in Houston, Texas and Boca Raton, Florida expected to be paid monthly for the next 15 to 22 months.

  First Quarter 2001 Restructuring Charge

     The following table summarizes the changes to the first quarter 2001 restructuring charge (in thousands):

	Employee	Leasehold	Property
	Termination and	Improvements and	and	Capitalized	Other
	Related Costs	Facilities	Equipment	Software	Charges	Total
Restructuring costs	$2,777	$3,434	$2,460	$1,067	$105	$9,843
Expenditures	(2,545)	(378)	—	—	(46)	(2,969)
Write-offs	—	(113)	(2,460)	(1,067)	—	(3,640)

Balance accrued as of December 31, 2001	232	2,943	—	—	59	3,234
Expenditures	(232)	(679)	—	—	(10)	(921)
Write-offs	—	(627)	—	—	—	(627)
Reversals	—	—	—	—	(49)	(49)

Balance accrued as of December 31, 2002	—	1,637	—	—	—	1,637
Expenditures	—	(488)	—	—	—	(488)

Balance accrued as of December 31, 2003	—	1,149	—	—	—	1,149
Expenditures	—	(133)	—	—	—	(133)
Reversals	—	(90)	—	—	—	(90)

Balance accrued as of March 31, 2004	$—	$926	$—	$—	$—	$926

     During the three months ended March 31, 2004, the Company reversed a portion of the remaining obligation related to amounts originally accrued for certain non-cancelable leases for the facilities in Houston, Texas and Boca Raton, Florida. During 2003, we entered into subleasing arrangements for a portion of these facilities and as result we reduced the restructuring accrual. The accrual amount remaining as of March 31, 2004, represents mainly lease obligations relating to the facilities in Houston, Texas and Boca Raton, Florida expected to be paid monthly for the next 15 months to 22 months.

Note 8 — Short-Term Borrowings

     During the quarter ended March 31, 2004, the Company renewed its line of credit facility, which expires on March 31, 2005, for $20.0 million at an interest rate based upon the lower of the London Inter-Bank Offered Rate (“LIBOR”) plus 1.0% or the bank’s prime rate. The line of credit is collateralized by the Company’s non-equity investments and is reduced by any standby letters of credit. At March 31, 2004, the Company had a standby letter of credit outstanding related to one of its medical insurance carriers for $105 thousand. The market value of non-equity investments must exceed 125.0% of the borrowed facility amount, and the investments must meet specified investment grade ratings.

     As of March 31, 2004 and December 31, 2003, there were no outstanding balances on the standby letter of credit or line of credit and the Company was in compliance with all debt covenants.

Note 9 — Long-Term Liabilities

  Convertible Senior Notes

     During November 2003, the Company completed a private offering of $100 million aggregate principal amount of 1.375% convertible senior notes due November 15, 2023 to qualified institutional buyers. The discount on the convertible senior notes amounted to $3 million.

     Convertible senior notes are unsecured obligations convertible into the Company’s Common Stock and rank equally in right of payment with all existing and future obligations that are unsecured and unsubordinated. Interest on the senior notes accrues at 1.375% per year and is payable semi-annually on May 15 and November 15. The convertible senior notes are payable in full in November 2023. The notes are convertible, at the option of the holder, at any time on or prior to maturity under certain circumstances, unless previously redeemed or repurchased, into shares of the Company’s Common Stock at a conversion price of $23.57 per share, which is equal to a conversion rate of 42.4247 shares per $1,000 principal amount of notes. The notes are convertible prior to maturity into shares of the Company’s Common Stock under certain circumstances that include but are not limited to (i) conversion due to the closing price of the Company’s Common Stock on the trading day prior to the conversion date reaching 120% or more of the conversion price of the notes on such trading date and (ii) conversion due to the trading price of the notes falling below 98% of the conversion value. Upon conversion the Company will have the right to deliver, in lieu of Common Stock, cash or a combination of cash and Common Stock. The Company may redeem all or a portion of the notes at its option on or after November 15, 2006 but before November 15, 2008 provided that the closing price of the Company’s Common Stock exceeds 130% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of the notice of the provisional redemption. On or after November 15, 2008, the Company may redeem the notes at any time. The accretion of the discount on the notes is calculated using the effective interest method.

     As of March 31, 2004 and December 31, 2003 the Company had outstanding convertible senior notes with a face value of $100 million and book value of $97.0 million, net of unamortized discount of $3.0 million. Amortization of the discount on the convertible senior notes was $32 thousand for the three months ended March 31, 2004 and none for the three months ended March 31, 2003, as the convertible senior notes had not yet been issued. The estimated fair value of the convertible senior notes was $112.5 million and $98.0 million at March 31, 2004 and December 31, 2003, respectively.

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

     In the three months ended March 31, 2003, the Company repurchased $10.3 million principal amount of the convertible subordinated notes, with an associated discount of $212 thousand. The Company repurchased the notes in the open market for $9.2 million and, as a result, recorded a gain of $825 thousand.

     As of March 31, 2004 and December 31, 2003 the Company had outstanding convertible subordinated notes with a face value of $68.7 million. As of March 31, 2004 and December 31, 2003 the book value of the convertible subordinated notes was $67.7 million and $67.6 million, respectively, net of amortized discount of $1.1 million and $1.2 million, respectively. Amortization of the discount on the convertible subordinated notes was $72 thousand and $71 thousand for the three months ended March 31, 2004 and 2003, respectively. The estimated fair value of the convertible subordinated notes was $67.6 million and $65.7 million at March 31, 2004 and December 31, 2003, respectively.

The Board of Directors renewed the Company’s authorization to repurchase convertible subordinated notes if and when appropriate opportunities present themselves.

     The aggregate maturities of long-term liabilities for each of the years in the five year period ending December 31, 2008 and thereafter are as follows (in thousands):

	Convertible	Convertible
	Senior	Subordinated
For the years ending December 31,	Notes	Notes
2004 (remaining 9 months)	$—	$—
2005	—	—
2006	—	—
2007	—	68,748
2008 (1)	—	—
Thereafter	100,000	—

	100,000	68,748
Less: unamortized discount	(2,953)	(1,091)
Less: current portion	—	—

Long-term liabilities	$97,047	$67,657

(1)	On or after November 15, 2008, the Company may redeem the Convertible Senior Notes at any time.

  Mortgage Payable

     Through the purchase of Microware, RadiSys assumed a long-term mortgage payable that was secured by Microware’s facility and by real estate in Des Moines, Iowa. In December 2003, the Company sold the Des Moines, Iowa facility. As a result, the Company paid the mortgage payable in full. During the three months ended March 31, 2003, the Company paid $23 thousand of principal on the mortgage payable along with interest at 7.46%.

Note 10 — Basic and Diluted Income (Loss) Per Share

     A reconciliation of the numerator and the denominator used to calculate basic and diluted income (loss) per share is as follows (in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	2004	2003
Numerator — Basic
Income from continuing operations, basic	$2,848	$433

Discontinued operations related to Savvi business:
Loss from discontinued operations	—	(4,679)

Net income (loss), basic	$2,848	$(4,246)

Numerator — Diluted
Income from continuing operations, basic	2,848	433
Interest on convertible notes(1)	—	—

Income from continuing operations, diluted	$2,848	$433

Net income (loss), basic	2,848	(4,246)
Interest on convertible notes(1)	—	—

Net income (loss), diluted	$2,848	$(4,246)

Denominator — Basic
Weighted average shares used to calculate income per share from continuing operations and net income (loss) per share, basic	18,491	17,673

Denominator — Diluted
Weighted average shares used to calculate income per share from continuing operations and net income (loss) per share, basic	18,491	17,673
Effect of dilutive stock options(2)	956	167

Weighted average shares used to calculate income per share from continuing operations and net income (loss) per share, diluted	19,447	17,840

Income per share from continuing operations:
Basic	$0.15	$0.02

Diluted	$0.15	$0.02

Net income (loss) per share:
Basic	$0.15	$(0.24)

Diluted	$0.15	$(0.24)

(1)	Interest on convertible notes and related as-if converted shares were excluded from the calculation as the effect would be anti-dilutive. As of March 31, 2004 and 2003, the total number of as-if converted shares excluded from the calculation associated with the convertible subordinated notes was 1.0 million. During 2003, the Company issued 1.375% Senior Convertible Notes with a face value or principal amount of $100 million. The notes are convertible prior to maturity into shares of our common stock under certain circumstances that include but are not limited to (i) conversion due to the closing price of our common stock on the trading day prior to the conversion date reaching 120% or more of the conversion price of the notes on such trading date and (ii) conversion due to the trading price of the notes falling below 98% of the conversion value. The conversion price is $23.57 per share, which is equal to a conversion rate of 42.4247 shares per $1,000 principal amount of notes. The closing price as reported on NASDAQ on May 3, 2004 was $18.14 per share or 80% of the conversion price. As of March 31, 2004, the total number of as-if converted shares excluded from the earnings per share calculation associated with the convertible senior notes was 4.2 million. See Note 9.

(2)	For the three months ended March 31, 2004 and 2003, options amounting to 713 thousand and 3.8 million were excluded from the calculation as the exercise prices were higher than the average market price of the common shares; therefore, the effect would be anti-dilutive.

Note 11 — Income Taxes

     The Company’s effective tax rate for the three months ended March 31, 2004 differs from the statutory rate primarily due to tax benefits related to certain foreign sales, the amortization of goodwill for tax purposes, and tax benefits associated with research and development credits.

Note 12 — Segment Information

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

     Information about the Company’s geographic revenues and long-lived assets by geographical area is as follows (in thousands):

  Geographic Revenues

	For the Three Months Ended
	March 31,
	2004	2003
North America	$27,092	$26,399
EMEA	30,673	20,635
Asia Pacific — Japan	3,350	1,370

Total	$61,115	$48,404

  Long-lived assets by Geographic Area

	March 31,	December 31,
	2004	2003
Property and equipment, net
United States	$13,944	$14,083
EMEA	212	191
Asia Pacific — Japan	370	310

	$14,526	$14,584

Goodwill
United States	$27,521	$27,521
EMEA	—	—
Asia Pacific — Japan	—	—

	$27,521	$27,521

Intangible assets, net
United States	$5,755	$6,437
EMEA	—	—
Asia Pacific — Japan	—	—

	$5,755	$6,437

     Two customers accounted for more than 10% of total revenues in the three months ended March 31, 2004 and three customers accounted for more than 10% of total revenue in the three months ended March 31, 2003. These customers accounted for the following percentages of total revenue:

	For the Three
	Months Ended
	March 31,
	2004	2003
Nokia	26.7%	17.1%
Nortel	18.6%	20.5%
Comverse Network Systems, LTD.	—	10.0%

Note 13 — Legal Proceedings

     In the normal course of business, the Company periodically becomes involved in litigation. As of March 31, 2004, RadiSys had no pending litigation that would have a material effect on the Company’s financial position, results of operations, or cash flows.

Note 14 — Discontinued Operations

     On March 14, 2003, the Company completed the sale of its Savvi business resulting in a loss of $4.3 million. As a result of this transaction, the Company recorded $4.1 million in write-offs of goodwill and intangible assets. The total $4.7 million loss from discontinued operations recorded in the three months ended March 31, 2003 includes the $4.3 million loss on the sale of the Savvi business as well as $393 thousand of net losses incurred by the business unit during the quarter, before the business unit was sold. Savvi net revenues are included in the loss from discontinued operations and amounted to $9 thousand for the three months ended March 31, 2003. For the three months ended March 31, 2003, a total of $4.7 million, or $0.26 per weighted average share outstanding-basic and diluted, was reclassified from continuing operations to loss from discontinued operations.

Note 15 — Stock Option Exchange Program

     On March 1, 2004, according to the provisions of the shareholder approved stock option exchange program, options to purchase 397,531 shares were granted under the 2001 Nonqualified Stock Option Plan at an exercise price of $21.28 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

     RadiSys is a leading provider of advanced embedded systems for the service provider, commercial and enterprise systems markets. Through intimate customer collaboration, and combining innovative technologies and industry leading architecture, we help our customers bring better products to market faster and more economically. Our products include embedded software, boards, platforms and systems, which are used in today’s complex computing, processing and network intensive applications.

Overview

     Total revenue was $61.1 million and $48.4 million for the three months ended March 31, 2004 and 2003, respectively. Backlog was approximately $34.4 million and $31.8 million as of March 31, 2004 and December 31, 2003, respectively. We include all purchase orders scheduled for delivery within 12 months in backlog. The increase in revenues for the three months ended March 31, 2004 compared to the same period in 2003 reflects our position in a number of diverse and improving end markets, particularly the service provider market. We continue to achieve new design wins. We announced 12 design wins during the first quarter of 2004 and 41 design wins during the year ended December 31, 2003. We derive a majority of our revenues from design wins. A design win is a project estimated at the time of the design win to produce more than $500,000 in revenue per year assuming full production. Two of the design wins announced in the first quarter of 2004 are estimated to produce more than $2 million in revenue per year once in full production. If a design win actually ramps into production, the average ramp into production begins about 12 months after the win, although more complex wins can take up to 24 months or longer. Not all design wins ramp into production and even if a win is ramped into production, the volumes derived from such design wins may not be as significant as we had originally estimated. Of the twelve wins, seven were in Commercial Systems, four were in Service Provider Systems, and one was in Enterprise Systems. The design wins reported this quarter include emerging and existing applications in medical equipment, network security, transaction terminals, and carrier network signaling equipment. In addition to investing in the design wins announced in the first quarter of 2004, we continue to increase our investment in standard products, such as AdvancedTCA. We believe this will allow us to provide a broader set of products and building blocks to take to market, which will grow the base of products to fill our customers’ needs. In addition, we are increasingly creating standard products that combine integrated hardware and software into complete platforms or systems.

     Income from continuing operations was $2.8 million and $433 thousand for the first quarter of 2004 and 2003, respectively. Income per share from continuing operations was $0.15 and $0.02, basic and diluted, for the first quarter of 2004 and 2003, respectively. The increase in income from continuing operations from the first quarter of 2003 compared to the first quarter of 2004 occurred because we increased our gross margin without significantly increasing our operating expenses due to several actions undertaken in 2003 and in the first quarter of 2004. These actions have further improved our profitability and have resulted in higher margins and lower operating expenses as a percentage of revenues for the first quarter of 2004 compared to the first quarter of 2003. These actions included increasing the level of outsourced manufacturing to further control product costs, implementing an aggressive plan to reduce material costs, and initiating other operating cost cutting and control measures, including office closures and tighter controls on discretionary spending. We have also begun to invest in emerging markets such as China.

     Net income was $2.8 million for the first quarter of 2004 compared to a net loss of $4.2 million for the first quarter of 2003. Net income per share was $0.15, basic and diluted, for the first quarter of 2004 compared to net loss per share of $0.24, basic and diluted for the first quarter of 2003. During the first quarter of 2003 we completed the sale of our Savvi business which allowed us to focus on our core embedded systems business within our three primary markets. The total $4.7 million loss from discontinued operations recorded in the first quarter of 2003 includes the $4.3 million loss on the sale of the Savvi business as well as $393 thousand of net losses incurred by the business unit during the quarter.

     In November 2003, we completed a private offering of 1.375% convertible senior notes due November 15, 2023 to qualified institutional buyers resulting in net proceeds of $97 million. We plan to use the proceeds for general corporate purposes including working capital, potential acquisitions, partnership opportunities and potential repayment of existing debt obligations. During the first quarter of 2004, we incurred expenses of $614 thousand evaluating a potential acquisition we do not currently anticipate will occur. We plan to continue to evaluate potential acquisitions and partnership opportunities. Additionally, our Board of Directors renewed the authorization to repurchase our convertible subordinated notes.

     During the first quarter of 2004, we incurred $177 thousand of stock-based compensation expense associated with shares to be issued pursuant to the Company’s 1996 Employee Stock Purchase Plan (“ESPP”). We incurred stock-based compensation expense because the original number of ESPP shares approved by the shareholders will be insufficient to meet employee demand for an ESPP offering which was consummated in February 2003 and ends in August 2004. The Company subsequently received shareholder approval for additional ESPP shares in May 2003. For the second and third quarters of 2004, we estimate stock-based compensation expense recognized under the intrinsic value method to amount to $380 thousand and $200 thousand, respectively.

     Cash and cash equivalents and investments amounted to $234.4 million and $225.4 million at March 31, 2004 and December 31, 2003, respectively. The increase in cash and cash equivalents and investments during the first quarter of 2004, was primarily due to generating net cash from operations in the amount of $6.9 million. We generated net cash from operations in excess of net income in the first quarter of 2004, because we continue to improve our cash cycle time, primarily by increasing inventory turns. Management believes that cash flows from operations, available cash balances, and short-term borrowings will be sufficient to fund our operating liquidity needs.

End Markets

     We provide advanced embedded solutions to three distinct markets:

•	Service Provider Systems — The service provider systems market includes embedded communication systems that are used in voice, video and data systems within public network systems. Examples of these products include 2, 2.5 and 3G wireless infrastructure, wireline infrastructure, packet-based switches and unified messaging products.

•	Commercial Systems — The commercial systems market includes the following sub-markets: medical equipment, transaction terminals, test and measurement equipment, semiconductor capital equipment and automated industrial equipment. Examples of products into which our embedded solutions are incorporated include 4D ultrasound systems, blood analyzers, CT scanners, ATM terminals, point of sale terminals, high-end test equipment and electronics assembly equipment.

•	Enterprise Systems — The enterprise systems market includes embedded compute, processing and networking systems used in private enterprise IT infrastructure. Examples of products that our embedded solutions are used in include blade-based servers, unified messaging systems, IP-enabled PBX systems, storage systems and local area network interface input/output (“I/O”) cards.

Market Drivers

     We believe there are a number of fundamental drivers for growth in the embedded systems market, including:

•	Increasing focus by system makers to provide higher value systems by focusing their internal development efforts on their key areas of core competency and combining their internal development efforts with merchant-supplied platforms from partners like RadiSys to deliver a complete system with a time-to-market advantage and a lower total cost of ownership.

•	Increasing levels of programmable, intelligent and networked functionality embedded in a variety of systems, including systems for monitoring and control, real-time information processing and high-bandwidth network connectivity.

•	Increasing demand for standards-based solutions, such as Advanced Telecommunication Architecture (“AdvancedTCA”), that motivates system makers to discontinue developing their own proprietary architectures.

•	The emergence of new technologies such as switch fabrics, network I/O cards, packet processing, network processing and voice processing, following the embedded systems model.

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

     In the following discussion of our financial condition and results of operations, we intend to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements for the first quarter of 2004 compared to the first quarter of 2003, and the primary factors that accounted for those changes.

Critical Accounting Policies and Estimates

     The Company reaffirms its critical accounting policies and use of estimates as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations

     The following table sets forth certain operating data as a percentage of revenues for the three months ended March 31, 2004 and 2003.

	For the Three Months Ended
	March 31,
	2004	2003
Revenues	100.0%	100.0%
Cost of sales	69.2	68.6

Gross margin	30.8	31.4
Research and development	10.4	11.4
Selling, general, and administrative	12.6	13.5
Intangible assets amortization	1.1	1.6
Restructuring charges	(0.3)	3.8

Income from operations	7.0	1.1
Gain on repurchase of convertible subordinated notes	—	1.5
Interest expense	(2.3)	(2.5)
Interest income	1.4	1.7
Other income (expense), net	0.1	(1.0)

Income from continuing operations before income tax provision	6.2	1.0
Income tax provision	1.6	0.1

Income from continuing operations	4.6	0.9

Loss from discontinued operations related to Savvi business	—	(9.7)

Net income (loss)	4.6%	(8.8)%

   Comparison of Three Months Ended March 31, 2004 and 2003

     Revenues. Revenues increased by $12.7 million or 26.3%, from $48.4 million in the first quarter of 2003 to $61.1 million in the first quarter of 2004. Included in the revenues in the first quarter of 2004, is a $3.1 million end of life component inventory sale to one of our major customers. The inventory sale was recorded as revenue but did not generate any gross profit since the inventory was sold at cost. The increase in revenues in the first quarter of 2004, compared to first quarter of 2003, is due to an increase in revenues in the service provider systems market, commercial systems market, and the enterprise systems markets of $8.0 million, $3.8 million, and $863 thousand, respectively. The $3.1 million end of life component inventory sale to one of our major customers was included the service provider systems market revenues in the first quarter of 2004.

     Revenues in the service provider systems market increased in the first quarter of 2004, compared to the first quarter of 2003, primarily due to increased shipments of 2.5 and 3G wireless infrastructure products. Revenues in the commercial systems market increased in the first quarter of 2004, compared to the first quarter of 2003, primarily due to increased sales in the test and measurement sub-market. We have generally experienced an increase in demand in the commercial systems market due to improving economic conditions and design wins ramping into production. Revenues in the enterprise systems market increased in the first quarter of 2004, compared to the first quarter of 2003, primarily due to new design wins related to the security and datacom sub-markets of the enterprise market ramping into production late in 2003. Given the dynamics of these markets, we may experience general fluctuations as a percentage of revenue attributable to each market and, as a result, the quarter to quarter comparisons of our market segments often are not indicative of overall economic trends affecting the long-term performance of our market segments. We currently expect that each of the three markets will continue to represent a significant portion of total revenues. As of March 31, 2004 and December 31, 2003, backlog was approximately $34.4 million and $31.8 million, respectively.

     For the first quarter of 2004, compared to the first quarter of 2003, excluding the inventory sale of $3.1 million, the overall increase in revenues was concentrated in EMEA which experienced an increase in revenues of $8.3 million. We currently expect continued quarterly fluctuations in the percentage of revenue from each geographic region.

     Gross Margin. Gross margin for the first quarter of 2004 was 30.8%, compared to 31.4% for the first quarter of 2003. For the first quarter of 2004, cost of sales includes $47 thousand of stock-based compensation expense which is discussed in “Stock-based Compensation Expense” below. The decrease in gross margin as a percentage of revenues is primarily due to the $3.1 million end of life component inventory sale to one of our major customers at zero gross profit partially offset by an increase in revenues, while fixed costs remained consistent in the first quarter of 2004, compared to first quarter of 2003. Fixed costs remained consistent due to cost control measures undertaken in 2003, including reductions in payroll expenses as result of decreases in headcount associated with a restructuring event in the first quarter of 2003 and tighter controls on discretionary spending. In the second quarter of 2004, we anticipate moving the manufacturing of certain products to a China-based contract manufacturer. While we are moving these products to our new Asian partner, we expect our gross margin rate to temporarily decline by about one and a half percentage points. However, we expect our gross margin rate to return to more normal levels in the fourth quarter of 2004. Our long-term gross margin target range continues to be 32% to 35%, excluding any impact from stock-based compensation expense.

     Research and Development. Research and development expenses consist primarily of salary, bonuses, and benefits for product development staff, and cost of design and development supplies and equipment, net of reimbursements for non-recurring engineering services. Research and development expenses increased $804 thousand, or 14.5%, from $5.5 million in the first quarter of 2003 to $6.3 for the first quarter of 2004. For the first quarter of 2004, research and development expenses include $74 thousand of stock-based compensation expense which is discussed in “Stock-based Compensation Expense” below. The increase in research and development expenses is due mainly to an increase in payroll-related expenses and fees to outside contractors in the first quarter of 2004 compared to the first quarter of 2003. Payroll-related expenses increased due to additional personnel focused on research and development efforts. We have completed the infrastructure and entity establishment work for our Shanghai research and development design center and we are currently working on staffing the design center. Fees to outside contractors increased as we are working on several projects to meet early 2004 deadlines. During the first quarter of 2004, we increased the percentage of our research and development resources dedicated to further developing standard products, such as AdvancedTCA. Our long-term target for research and development expenses continues to be 10-12% of revenues, excluding any impact from stock-based compensation expense.

     Selling, General, and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of salary, commissions, bonuses and benefits for sales, marketing, executive, and administrative personnel, as well as the costs of professional services and costs of other general corporate activities. SG&A expenses increased $1.1 million, or 17.2%, from $6.5 million for the first quarter of 2003 to $7.7 million for the first quarter of 2004. For the first quarter of 2004, SG&A expenses include $56 thousand of stock-based compensation expense which is discussed in “Stock-based Compensation Expense” below. The increase in SG&A expenses is primarily due to expenses of $614 thousand associated with a potential acquisition we do not currently anticipate will occur. The remainder of the increase is attributable to increased costs associated with sales and marketing activities. Sales and marketing activities increased in the first quarter of 2004 primarily due to increased participation in trade shows and trade events and sales commissions increased on higher revenues. Our long-term goal for SG&A expenses is 10-12% of revenues, excluding any impact from stock-based compensation expense.

     Stock-based Compensation Expense. During first quarter of 2004, we incurred $177 thousand of stock-based compensation expense associated with shares to be issued pursuant to the Company’s 1996 Employee Stock Purchase Plan (“ESPP”). We incurred stock-based compensation expense because the original number of ESPP shares approved by the shareholders will be insufficient to meet employee demand for an ESPP offering which was consummated in February 2003 and ends in August 2004. The Company subsequently received shareholder approval for additional ESPP shares in May 2003. The shares to be issued in the February 2003 ESPP offering in excess of the original number of ESPP shares approved at the beginning of the offering (the “shortfall”) triggers recognition of stock-based compensation expense under the intrinsic value method. We currently estimate the shortfall to amount to 121 thousand shares and 138 thousand shares to be issued in May 2004 and August 2004, respectively.

     The expense per share is calculated as the difference between 85% of the closing price of RadiSys shares as quoted on NASDAQ on the date that additional ESPP shares were approved (May 2003) and the February 2003 ESPP offering purchase price. Accordingly, the expense per share is calculated as the difference between $8.42 and $5.48. The shortfall of shares is dependent on the amount of contributions from participants enrolled in the February 2003 ESPP offering.

     The Company recognized stock-based compensation expense as follows (in thousands):

	For the Three Months Ended March 31,
	2004	2003
Cost of sales	$47	$—
Research and development	74	—
Selling, general and administrative	56	—

	$177	$—

     For the second and third quarters of 2004, we estimate stock-based compensation expense recognized under the intrinsic value method to amount to $380 thousand and $200 thousand, respectively

     Intangible Assets Amortization. Intangible assets consist of purchased technology, patents and other identifiable intangible assets. Intangible assets amortization expense was $682 thousand and $765 thousand for the first quarter of 2004 and 2003, respectively. Intangible assets amortization decreased due to certain intangible assets becoming fully amortized during the first quarter of 2004. Goodwill and all other intangible assets have been and will periodically be evaluated for impairment. We completed our annual goodwill and other intangible assets impairment analysis as of September 30, 2003 and concluded that as of September 30, 2003, there was no goodwill or intangible assets impairment. Management concluded there was no indication of material changes requiring an updated goodwill and intangible assets impairment analysis as of March 31, 2004. We are required under certain circumstances, to update our impairment analysis, which may result in losses on acquired goodwill and intangible assets.

     Restructuring Charges. We evaluate the adequacy of the accrued restructuring charges on a quarterly basis. As a result, we record certain reclassifications and reversals to the accrued restructuring charges based on the results of the evaluation. The total accrued restructuring charges for each restructuring event are not affected by reclassifications. Reversals are recorded in the period in which we determine that expected restructuring obligations are less than the amounts accrued. Tables summarizing the activity in the accrued liability for each restructuring event are contained in Note 7 of the Notes to the Consolidated Financial Statements. During the first quarter of 2004 and 2003, we recorded restructuring charges and reversals as described below.

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

     Reversals

     We recorded reversals amounting to $180 thousand during the first quarter of 2004 related primarily to amounts originally accrued for certain non-cancelable leases for facilities vacated as a resulting of the restructuring events. During 2003, we entered into subleasing arrangements for a portion of these facilities and as result we reduced the restructuring accruals. We expect to see a similar reversal in restructuring liabilities for the second quarter of 2004.

     Gain on Repurchase of Convertible Subordinated Notes. In the first quarter of 2003, we repurchased $10.3 million principal amount of the convertible subordinated notes, with an associated discount of $212 thousand. We repurchased the notes in the open market for $9.2 million and, as a result, recorded a gain of $825 thousand. If and when appropriate opportunities present themselves, we may use a portion of our cash and cash equivalents and investment balances to buy back additional amounts of the convertible subordinated notes.

     Interest Expense. Interest expense primarily includes interest expense incurred on convertible senior and subordinated notes. Interest expense increased $217 thousand, or 17.9%, from $1.2 million for the first quarter of 2003 compared to $1.4 million for the first quarter of 2004. The increase in the interest expense in the first quarter of 2004 is due to $401 thousand of additional interest incurred on our convertible senior notes issued in November 2003, partially offset by a decrease in interest expense associated with the mortgage payable in the amount of $125 thousand and a decrease in the interest expense on our convertible subordinated notes in the amount of $59 thousand. In December 2003, we sold our Des Moines, Iowa facility. As a result, we paid the mortgage payable in full. The decrease in the interest expense associated with our convertible subordinated notes is due to a decrease in the balance of outstanding convertible subordinated notes as a result of the repurchase of the convertible subordinated notes during the first quarter of 2003.

     Interest Income. Interest income increased $53 thousand, or 6.6%, from $803 thousand for the first quarter of 2003 to $856 thousand for the first quarter of 2004. Interest income increased primarily because of the increase in the amount of cash available to invest. The cash available to invest increased due to the net proceeds from the offering of our convertible senior notes completed in November 2003 in the amount of $97 million.

     Other Income (Expense), net. Other income (expense), net, primarily includes foreign currency exchange gains and losses and unusual items. Other income (expense), net, was $78 thousand for the first quarter of 2004 compared to ($492) thousand for the first quarter of 2003. Foreign currency exchange rate fluctuations resulted in a net gain of $103 thousand for the first quarter of 2004 compared to a net loss of $95 thousand for the first quarter of 2003. During 2003, the foreign currency exchange net loss was primarily a result of a weak US dollar relative to European currencies. The improvement of the US dollar relative to the European currencies from 2003 to the first quarter of 2004, caused the foreign currency exchange net gain for the first quarter of 2004.

     Net of the change in net gains and losses related to foreign currency exchange rate fluctuations, the change in other income (expense), net, for the first quarter of 2004, compared to the first quarter of 2003, is primarily attributable to a loss on the disposal of fixed assets recorded in the first quarter of 2003 of $240 thousand as a result of a fixed asset physical inventory count.

     Income Tax Provision. We recorded a tax provision of $955 thousand and $9 thousand from continuing operations for the first quarter of 2004 and 2003, respectively. The increase in the income tax provision for the first quarter of 2004 as compared to the first quarter of 2003 is due to generating higher pre-tax income. Our effective tax rate is expected to be approximately 25.0% in 2004 compared to zero effective tax rate in 2003. Our current effective tax rate differs from the statutory rate primarily due to tax benefits related to certain foreign sales, the amortization of goodwill for tax purposes, and tax benefits associated with R&D credits.

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

     At March 31, 2004, we had net deferred tax assets of $28.9 million. Valuation allowances of $17.4 million have been provided for deferred income tax assets related primarily to net operating loss and tax credit carryforwards that may not be realized. The utilization of the net deferred tax assets will require that we generate at least $76.4 million in future taxable income over a five-year time frame. Management believes it is more likely than not that we will utilize the net deferred tax assets. We cannot provide absolute assurance that we will generate sufficient taxable income to fully utilize the net deferred tax assets of $28.9 million as of March 31, 2004. Accordingly, we may record a full valuation allowance against the deferred tax assets if our expectations of future taxable income are not achieved.

     The IRS has completed its examination of our federal income tax returns for the years 1996 through 2002. The final audit report was favorable and was issued during the first quarter of 2004. Due to the size of the refund for the years under examination our case must be referred to and eventually approved by the Joint Committee of Taxation that is composed of certain members of Congress. Management currently expects to receive approval from the Joint Committee.

     Discontinued Operations. On March 14, 2003, we completed the sale of the Savvi business resulting in a loss of $4.3 million. As a result of this transaction, we recorded $4.1 million in write-offs of goodwill and intangible assets. The total $4.7 million loss from discontinued operations recorded in the first quarter of 2003 includes the $4.3 million loss on the sale of the Savvi business as well as $393 thousand of net losses incurred by the business unit during the quarter, before the business unit was sold.

Liquidity and Capital Resources

     The following table summarizes selected financial information for each of the three months ended on the dates indicated:

	March 31,	December 31,	March 31,
	2004	2003	2003
	(Dollar amounts in thousands)
Working capital	$238,057	$222,324	$115,377
Cash and cash equivalents and investments	$234,445	$225,373	$109,874
Cash and cash equivalents	$168,957	$149,925	$26,191
Short-term investments	$41,629	$44,456	$59,917
Accounts receivable, net	$36,791	$32,144	$29,924
Inventories, net	$21,523	$26,092	$27,596
Long-term investments	$23,859	$30,992	$23,766
Accounts payable	$24,068	$21,969	$21,002
Convertible senior notes	$97,047	$97,015	$—
Convertible subordinated notes	$67,657	$67,585	$67,374
Days sales outstanding(A)	55	53	56
Days to pay(B)	52	54	58
Inventory turns(C)	7.9	5.7	4.8

(A)	Based on ending net trade receivables divided by (quarterly revenue, annualized and divided by 365 days).

(B)	Based on ending accounts payable divided by (quarterly cost of sales, annualized and divided by 365 days).

(C)	Based on quarterly cost of sales, annualized divided by ending inventory.

     Cash and cash equivalents increased by $19.0 million from $149.9 million at December 31, 2003 to $169.0 million at March 31, 2004. Activities impacting cash and cash equivalents are as follows:

     Cash Flows

	For the Three Months Ended
	March 31,
	2004	2003
	(In thousands)
Cash provided by operating activities	$6,873	$37
Cash provided by investing activities	8,228	1,521
Cash provided by (used in) by financing activities	4,091	(8,577)
Effects of exchange rate changes	(160)	72

Net increase (decrease) in cash and cash equivalents	$19,032	$(6,947)

     We have generated cash provided by operating activities in amounts greater than net income (loss) in the first quarter of 2004 and 2003, driven mainly by improved management of our working capital. In addition, management believes that cash flows from operations, available cash balances, and short-term borrowings will be sufficient to fund our operating liquidity needs.

     During the first quarter of 2004, we used net cash provided by operating activities for capital expenditures amounting to $1.3 million. During first quarter of 2004, capital expenditures primarily related to computer hardware, software, and test equipment to be used to design our standard products. Additionally, during the first quarter of 2004, we received $4.1 million in cash proceeds from the sale of our common stock associated with our employee stock-based benefit plans.

     During the first quarter of 2003, we used net cash provided by operating activities and cash and cash equivalents and investment balances to fund the repurchases of our 5.5% convertible subordinated notes in the amount of $9.2 million and for capital expenditures amounting to $468 thousand. In addition, we received net proceeds of $360 thousand related to the sale of our Savvi business in March 2003. During the first quarter of 2003, we received $684 thousand in cash proceeds from the sale of our common stock associated with our employee stock-based benefit plans.

     Working capital increased $15.7 million from $222.3 million at December 31, 2003 to $238.1 million at March 31, 2004. Working capital increased primarily due to our net positive cash flow generated in the first quarter of 2004. We improved our cash cycle time, primarily by increasing inventory turns.

     Held-to-Maturity Investments

     Short-term and long-term investments reported as (in thousands):

	March 31,	December 31,
	2004	2003
Short-term held-to-maturity investments, net of unamortized premium of $671 and $767, respectively	$41,629	$44,456

Long-term held-to-maturity investments, net of unamortized premium of $209 and $442, respectively	$23,859	$30,992

     As of March 31, 2004, our long-term held-to-maturity investments had maturities ranging from 13.5 months to 28.8 months. Our investment policy requires that the total investment portfolio, including cash and investments, not exceed a maximum weighted average maturity of 18 months. In addition, the policy mandates that an individual investment must have a maturity of less than 36 months, with no more than 20% of the total portfolio exceeding 24 months. As of March 31, 2004, we were in compliance with our investment policy.

     Line of Credit

     During the first quarter of 2004, we renewed our line of credit facility, which expires on March 31, 2005, for $20.0 million at an interest rate based upon the lower of the London Inter-Bank Offered Rate (“LIBOR”) plus 1.0% or the bank’s prime rate. The line of credit is collateralized by our non-equity investments and is reduced by any standby letters of credit. At March 31, 2004, we had a standby letter of credit outstanding related to one of our medical insurance carriers for $105 thousand. The market value of non-equity investments must exceed 125.0% of the borrowed facility amount, and the investments must meet specified investment grade ratings.

     As of March 31, 2004 and December 31, 2003, there were no outstanding balances on the standby letter of credit or line of credit and we were in compliance with all debt covenants.

     Convertible Senior Notes

     During November 2003, we completed a private offering of $100 million aggregate principal amount of 1.375% convertible senior notes due November 15, 2023 to qualified institutional buyers. The discount on the convertible senior notes amounted to $3 million.

     Convertible senior notes are unsecured obligations convertible into our Common Stock and rank equally in right of payment with all of our existing and future obligations that are unsecured and unsubordinated. Interest on the senior notes accrues at 1.375% per year and is payable semi-annually on May 15 and November 15. The convertible senior notes are payable in full in November 2023. The notes are convertible, at the option of the holder, at any time on or prior to maturity under certain circumstances, unless previously redeemed or repurchased, into shares of our Common Stock at a conversion price of $23.57 per share, which is equal to a conversion rate of 42.4247 shares per $1,000 principal amount of notes. The notes are convertible prior to maturity into shares of our Common Stock under certain circumstances that include but are not limited to (i) conversion due to the closing price of our Common Stock on the trading day prior to the conversion date reaching 120% or more of the conversion price of the notes on such trading date and (ii) conversion due to the trading price of the notes falling below 98% of the conversion value. We may redeem all or a portion of the notes at our option on or after November 15, 2006 but before November 15, 2008 provided that the closing price of our Common Stock exceeds 130% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of the notice of the provisional redemption. On or after November 15, 2008, we may redeem the notes at any time.

     As of March 31, 2004 we had outstanding convertible senior notes with a face value of $100 million and book value of $97.0 million, net of unamortized discount of $3.0 million. The estimated fair value of the convertible senior notes was $112.5 million and $98.0 million at March 31, 2004 and December 31, 2003, respectively.

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

     In the first quarter of 2003, we repurchased $10.3 million principal amount of the convertible subordinated notes, with an associated discount of $212 thousand. We repurchased the notes in the open market for $9.2 million and, as a result, recorded a gain of $825 thousand.

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

     As of March 31, 2004 and December 31, 2003 we had outstanding convertible subordinated notes with a face value of $68.7 million. The estimated fair value of the convertible subordinated notes was $67.6 million and $65.7 million at March 31, 2004 and December 31, 2003, respectively.

     Our Board of Directors renewed the authorization to repurchase our convertible subordinated notes if and when appropriate opportunities present themselves. We may use a portion of our cash and cash equivalents and investment balances to buy back additional amounts of the convertible subordinated notes.

     Contractual Obligations

     The following summarizes RadiSys’ contractual obligations at March 31, 2004 and the effect of such on its liquidity and cash flows in future periods.

	2004	2005	2006	2007	2008	Thereafter
Future minimum lease payments	$3,325	$3,444	$1,915	$1,791	$1,875	$5,336
Purchase obligations(a)	12,346	—	—	—	—	—
Convertible senior notes(b) (c)	—	—	—	—	—	100,000
Convertible subordinated notes(b)	—	—	—	68,748	—	—

Total	$15,671	$3,444	$1,915	$70,539	$1,875	$105,336

(a)	Purchase obligations include agreements or purchase orders to purchase goods or services that are enforceable and legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(b)	The convertible senior notes and the convertible subordinated notes are shown at their face values, gross of unamortized discount amounting to $3.0 million and $1.1 million, respectively at March 31, 2004.

(c)	On or after November 15, 2008, we may redeem the Convertible Senior Notes at any time.

     Off-Balance Sheet Arrangements

     We do not engage in any activity involving special purpose entities or off-balance sheet financing.

     Liquidity Outlook

     We believe that our current cash and cash equivalents and investments, net, amounting to $234.4 million at March 31, 2004 and cash generated from operations will satisfy our short and long-term expected working capital needs, capital expenditures, stock repurchases, and other liquidity requirements associated with our existing business operations. Capital expenditures are expected to range from $500 thousand to $1.5 million per quarter.

     Recent Accounting Pronouncements

     See Note 1 to the Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q may contain forward-looking statements. Our statements concerning expectations and goals for revenues, gross margin, research and development expenses, selling, general, and administrative expenses, the impact of our restructuring events on future revenues, the anticipated cost savings effects of our restructuring activities, and our projected liquidity are some of the forward-looking statements contained in this Quarterly Report on Form 10-Q. All statements that relate to future events or to our future performance are forward-looking statements. In some cases, forward-looking statements can be identified by terms such as “may,” “will,” “should,” “expect,” “plans,” “seeks,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “seek to continue,” “intends,” or other comparable terminology. These forward-looking statements are made pursuant to safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or our industries’ actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements.

     Forward-looking statements in this Quarterly Report on Form 10-Q include discussions of our goals, including those discussions set forth in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. We cannot provide assurance that these goals will be achieved.

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

     During 2003, we derived 58% of our revenues from five customers. These five customers were Nokia, Nortel, IBM, Comverse and Diebold. For the three months ended March 31, 2004, we derived 59% of our revenue from these five customers. During 2003, revenues attributable to Nokia and Nortel were 20% and 19%, respectively. For the three months ended March 31, 2004, revenues attributable to Nokia and Nortel were 27% and 19%, respectively. We believe that sales to these customers will continue to be a substantial percentage of our revenues. A financial hardship experienced by, or a substantial decrease in sales to any one of our top customers could materially affect revenues and profitability.

We derive a majority of our revenue from design wins. Not all design wins actually ramp into production, and if ramped into production the volumes derived from such design wins may not be as significant as we had originally estimated, which could have a substantial negative impact on our anticipated revenues and profitability.

     We derive a majority of our revenues from design wins. We announced 41 design wins during 2003. We announced 12 design wins for the three months ended March 31, 2004. A design win is a project estimated at the time of the design win to produce more than $500 thousand in revenue per year assuming full production. Design wins that ramp into production do so at varying rates. If a design win actually ramps into production, the average ramp into production begins about 12 months after the win, although some more complex wins can take up to 24 months or longer. After that, there is an additional time lag from the start of production ramp to peak revenue. Not all design wins ramp into production and even if a win is ramped into production, the volumes derived from such design win may not be as significant as we had originally estimated. The determination of a design win is highly subjective and is based on information available to us at the time of the project estimate. Design wins are sometimes canceled or delayed, or can perform below original expectations, which can adversely impact anticipated revenues and profitability. Due to the confidential nature of the relationships we maintain with our customers, as a general practice, we do not update design win information for actual results.

Our business depends on the service provider systems, enterprise systems and commercial systems markets in which demand can be cyclical, and any inability to sell products to these markets could have a material adverse effect on our revenues.

     We derive our revenues from a number of diverse end markets, some of which are subject to significant cyclical changes in demand. In 2003, we derived 38%, 32% and 30% of our revenues from the service provider systems market, the commercial systems market and the enterprise systems market, respectively. For the three months ended March 31, 2004, we derived 46%, 30%, and 24% of our revenues from the service provider systems market, the commercial systems market and the enterprise systems markets, respectively. We believe that our revenues will continue to be derived from these three markets. Service provider revenues include, but are not limited to, telecommunications sales to Comverse, Lucent, Nokia and Nortel. Enterprise systems revenues include, but are not limited to, sales to Avaya, Inc., IBM and Nortel. Commercial systems revenues include, but are not limited to, sales to Agilent Technologies, Beckman Coulter Inc., Diebold, Philips Medical Systems N.E.D. B.V and Seimens AG. Generally, our customers are not the end-users of our products. If our customers experience adverse economic conditions in the markets into which they sell our products (end markets), we would expect a significant reduction in spending by our customers. Some of these end markets are characterized by intense competition, rapid technological change, economic uncertainty and structural financial problems. Our exposure to economic cyclicality and any related fluctuation in customer demand in these end markets could have a material adverse effect on our revenues and financial condition. Significant reduction in our customers’ spending, such as what we experienced in 2001 and 2002, will result in decreased revenues and earnings. We continue to execute on our strategy of expanding into new end markets either through new design wins with our existing customers or through new customer relationships, but no assurance can be given that this strategy will be successful.

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

     Although, we utilize several contract manufacturers for outsourced board and system production, we depend on two primary contract manufacturing partners, Celestica, Inc. (previously Manufacturers’ Services Limited) and Sanmina-SCI, and any failed or less than optimal execution on their behalf could temporarily affect our revenues and profitability. In the second quarter of 2004, we anticipate moving the manufacturing of certain products to a China-based contract manufacturer. In addition, our outsourced board and system production could either be moved internally or transferred to other contract manufacturers. Such transfers would require technical and logistical activities and would not be instantaneous. For the first quarter of 2004, our two primary contract manufacturing partners were manufacturing approximately half of all RadiSys unit volume.

Competition in the market for embedded systems is intense, and if we lose our position, our revenues and profitability could decline.

     We compete with a number of companies providing embedded systems, including Advantech Co. LTD., Force Computers, a division of Solectron, Inc., divisions within Intel Corporation, Kontron AG, Motorola Computer Group, a unit of Motorola Inc., Performance Technologies and SBS Technologies. Because the embedded systems market is growing, it is attracting new non-traditional competitors. These non-traditional competitors include contract-manufacturers that provide design services, Asia-based original design manufacturers (“ODM”), and providers of traditional IT infrastructure products. Some of our competitors and potential competitors have a number of significant advantages over us, including:

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

     We derived 42% of our 2003 revenues from EMEA and 4% from Asia Pacific. For the three months ended March 31, 2004, we derived 50% of our revenues from EMEA and 5% from Asia Pacific. In addition, we have a design center located in Birmingham, United Kingdom and are establishing a design center in Shanghai, China. As a result, we are subject to worldwide economic and market conditions risks generally associated with global trade, such as fluctuating exchange rates, tariff and trade policies, domestic and foreign tax policies, foreign governmental regulations, political unrest, wars and other acts of terrorism and changes in other economic conditions. These risks, among others, could adversely affect our results of operations or financial position.

If we are unable to generate sufficient income in the future, we may not be able to fully utilize our net deferred tax assets or support our current levels of goodwill and intangibles on our balance sheet.

     We cannot provide absolute assurance that we will generate sufficient taxable income to fully utilize the net deferred tax assets of $28.9 million as of March 31, 2004. We may not generate sufficient taxable income due to earning lower than forecasted net income or incurring charges associated with unusual events, such as restructurings and acquisitions. Accordingly, we may record a full valuation allowance against the deferred tax assets if our expectations of taxable future income are not achieved. On the other hand, if we generate taxable income in excess of our expectations, the valuation allowance may be reduced accordingly. We also cannot provide absolute assurance that future income will support the carrying amount of goodwill and intangibles of $34.0 million on the Consolidated Balance Sheet as of March 31, 2004, and therefore, we may incur an impairment charge in the future.

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

Our period-to-period revenues, operating results and earnings per share fluctuate significantly, which may result in volatility in the price of our common stock.

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

     Additionally, during 2003, we issued 1.375% Senior Convertible Notes with a face value or principal amount of $100 million. The notes are convertible prior to maturity into shares of our common stock under certain circumstances that include but are not limited to (i) conversion due to the closing price of our common stock on the trading day prior to the conversion date reaching 120% or more of the conversion price of the notes on such trading date and (ii) conversion due to the trading price of the notes falling below 98% of the conversion value. The conversion price is $23.57 per share, which is equal to a conversion rate of 42.4247 shares per $1,000 principal amount of notes. The closing price as reported on NASDAQ on May 3, 2004 was $18.14 per share or 80% of the conversion price. March 31, 2004, the total number of as-if converted shares excluded from the earnings per share calculation associated with the convertible senior notes was 4.2 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

     The fair market value of our investments in fixed interest rate debt securities is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt securities will increase as interest rates decline and decrease as interest rates rise. The interest rate changes affect the fair market value but do not necessarily have a direct impact on our earnings or cash flows. The estimated fair value of our debt securities at March 31, 2004 and December 31, 2003 was $205.7 million and $209.1 million, respectively. The effect of an immediate 10% change in interest rates would not have a material effect on our operating results or cash flows.

     Foreign Currency Risk. We pay the expenses of our international operations in local currencies, namely, the Japanese Yen, Canadian Dollar, British Pound, New Shekel, Chinese Yuan and Euro. The international operations are subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, future results could be materially and adversely affected by changes in these or other factors. We are also exposed to foreign exchange rate fluctuations as the balance sheets and income statements of our foreign subsidiaries are translated into U.S. dollars during the consolidation process. Because exchange rates vary, these results, when translated, may vary from expectations and adversely affect overall expected profitability. Foreign currency transaction gains (losses), net amounted to $103 thousand and ($95) thousand for the three months ended March 31, 2004 and 2003, respectively.

     Convertible Senior Notes. During November 2003, we completed a private offering of $100 million aggregate principal amount of 1.375% convertible senior notes due November 15, 2023 to qualified institutional buyers. The discount on the convertible senior notes amounted to $3 million.

     Convertible senior notes are unsecured obligations convertible into our Common Stock and rank equally in right of payment with all of our existing and future obligations that are unsecured and unsubordinated. Interest on the senior notes accrues at 1.375% per year and is payable semi-annually on May 15 and November 15. The convertible senior notes are payable in full in November 2023. The notes are convertible, at the option of the holder, at any time on or prior to maturity, unless previously redeemed or repurchased, into shares of our Common Stock at a conversion price of $23.57 per share, which is equal to a conversion rate of 42.4247 shares per $1,000 principal amount of notes. The notes are convertible prior to maturity into shares of our Common Stock under certain circumstances that include but are not limited to (i) conversion due to the closing price of our Common Stock on the trading day prior to the conversion date reaching 120% or more of the conversion price of the notes on such trading date and (ii) conversion due to the trading price of the notes falling below 98% of the conversion value. We may redeem all or a portion of the notes at our option on or after November 15, 2006 but before November 15, 2008 provided that the closing price of our Common Stock exceeds 130% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of the notice of the provisional redemption. On or after November 15, 2008, we may redeem the notes at any time.

     The fair value of the convertible senior notes is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of the convertible senior notes, due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our convertible senior notes in the open market, changes in the fair value of convertible senior notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of the convertible senior notes was $112.5 million and $98.0 million at March 31, 2004 and December 31, 2003, respectively.

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

     The fair value of the convertible subordinated notes is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of the convertible subordinated notes, due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our convertible subordinated notes in the open market, changes in the fair value of convertible subordinated notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of the convertible subordinated notes was $67.6 and $65.7 million at March 31, 2004 and December 31, 2003, respectively.

     We have cumulatively repurchased convertible subordinated notes in the amount of $51.3 million, face value, for $41.3 million. These repurchases were financed from our investment portfolio. Our Board of Directors renewed the authorization to repurchase our convertible subordinated notes if and when appropriate opportunities present themselves. We may use a portion of our cash and cash equivalents and investment balances to buy back additional amounts of the convertible subordinated notes. As of March 31, 2004, our aggregate cash and cash equivalents and investments were $234.4 million.

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

     In connection with the evaluation described above, we identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2004, and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit
No.	Description
10.1	Amendment dated March 30, 2004, to the Revolving line of credit agreement between the Company and U.S. Bank National Association dated March 19, 2002 and related revolving promissory note.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

     On February 2, 2004, the Company filed a current report on Form 8-K under “Item 12. Results of Operations and Financial Condition” announcing that on January 29, 2004, the Company issued a press release announcing its results for the fiscal quarter and year ending December 31, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADISYS CORPORATION
Dated: May 7, 2004	By:	/s/ SCOTT C. GROUT

Scott C. Grout
President and
Chief Executive Officer

Dated: May 7, 2004	By:	/s/ JULIA A. HARPER

Julia A. Harper
Chief Financial Officer, Vice President of Finance
and Administration and Secretary

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amendment dated March 30, 2004, to the Revolving line of credit agreement between the Company and U.S. Bank National Association dated March 19, 2002 and related revolving promissory note.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.