Form 10-Q
period 2004-06-30
RADISYS CORP
filed 2004-08-05
CIK 873044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [✓] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [✓] No [ ]

Number of shares of Common Stock outstanding as of August 2, 2004: 18,943,364

RADISYS CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

RADISYS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues	$60,253	$48,898	$121,368	$97,302
Cost of sales	40,231	32,945	82,528	66,152

Gross margin	20,022	15,953	38,840	31,150
Research and development	7,135	5,733	13,479	11,273
Selling, general, and administrative	7,684	6,783	15,361	13,331
Intangible assets amortization	515	765	1,197	1,530
Restructuring (reversals) charges	(678)	—	(858)	1,829

Income from operations	5,366	2,672	9,661	3,187
(Loss) gain on repurchase of convertible subordinated notes	(387)	—	(387)	825
Interest expense	(1,049)	(1,151)	(2,475)	(2,360)
Interest income	772	556	1,628	1,359
Other (expense) income, net	(27)	(297)	51	(789)

Income from continuing operations before income tax provision	4,675	1,780	8,478	2,222
Income tax provision (benefit)	1,168	(9)	2,123	—

Income from continuing operations	3,507	1,789	6,355	2,222
Discontinued operations related to Savvi business:
Loss from discontinued operations	—	—	—	(4,679)

Net income (loss)	$3,507	$1,789	$6,355	$(2,457)

Income per share from continuing operations:
Basic	$0.19	$0.10	$0.34	$0.13

Diluted	$0.18	$0.10	$0.33	$0.12

Net income (loss) per share:
Basic	$0.19	$0.10	$0.34	$(0.14)

Diluted	$0.18	$0.10	$0.33	$(0.14)

Weighted average shares outstanding:
Basic	18,826	17,785	18,659	17,728

Diluted	19,590	18,098	19,522	17,967

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	June 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$119,307	$149,925
Short-term investments, net	26,201	44,456
Accounts receivable, net	37,845	32,098
Other receivables	2,649	49
Inventories, net	21,796	26,092
Other current assets	2,648	2,778
Deferred tax assets	6,898	6,898

Total current assets	217,344	262,296
Property and equipment, net	14,081	14,584
Goodwill	27,521	27,521
Intangible assets, net	5,240	6,437
Long-term investments, net	35,850	30,992
Long-term deferred tax assets	21,339	21,911
Other assets	2,070	1,821

Total assets	$323,445	$365,562

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,265	$21,969
Accrued wages and bonuses	5,370	4,868
Accrued interest payable	378	1,577
Accrued restructuring	315	2,820
Other accrued liabilities	8,145	8,738

Total current liabilities	40,473	39,972

Long-term liabilities:
Convertible senior notes, net	97,083	97,015
Convertible subordinated notes, net	9,845	67,585

Total long-term liabilities	106,928	164,600

Total liabilities	147,401	204,572

Shareholders’ equity :
Common stock — no par value, 100,000 shares authorized; 18,940 and 18,274 shares issued and outstanding at June 30, 2004 and December 31, 2003	175,511	166,445
Accumulated deficit	(2,339)	(8,694)
Accumulated other comprehensive income:
Cumulative translation adjustments	2,872	3,239

Total shareholders’ equity	176,044	160,990

Total liabilities and shareholders’ equity	$323,445	$365,562

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, unaudited)

	Common Stock		Cumulative translation	Accumulated		Total other comprehensive
	Shares	Amount	adjustments(1)	deficit	Total	income (loss) (2)
Balances, December 31, 2003	18,274	$166,445	$3,239	$(8,694)	$160,990
Shares issued pursuant to benefit plans	666	6,717	—	—	6,717	$—
Tax benefit of stock-based benefit plans	—	1,720	—	—	1,720	—
Stock-based compensation	—	629	—	—	629	—
Translation adjustments	—	—	(367)	—	(367)	(367)
Net income for the period	—	—	—	6,355	6,355	6,355

Balances, June 30, 2004	18,940	$175,511	$2,872	$(2,339)	$176,044

Comprehensive income, for the six months ended June 30, 2004						$5,988

(1)	Income taxes are not provided for foreign currency translation adjustments.

(2)	For the three months ended June 30, 2004, other comprehensive income amounted to $3.3 million and consisted of the net income for the period of $3.5 million and net losses from translation adjustments of $207 thousand. For the three months ended June 30, 2003, other comprehensive income amounted to $2.4 million and consisted of the net income for the period of $1.8 million, net gains from translation adjustments of $658 thousand, and unrealized loss on a security available for sale of $77 thousand. For the six months ended June 30, 2003, other comprehensive loss amounted to $1.8 million and consisted of the net loss for the period of $2.5 million, net gains from translation adjustments of $730 thousand, and net unrealized loss on securities available for sale of $34 thousand.

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$6,355	$(2,457)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on sale of Savvi business	—	4,286
Depreciation and amortization	3,845	5,167
Provision for inventory obsolescence reserves	1,501	2,757
Non-cash restructuring (adjustments) charges	(858)	—
Non-cash interest expense	216	140
Non-cash amortization of premium on investments	912	1,194
Loss on disposal of property and equipment	3	—
Loss (gain) on early extinguishments of convertible subordinated notes	387	(825)
Deferred income taxes	572	265
Loss on disposal of fixed assets	—	492
Stock-based compensation expense	533	—
Tax benefit of stock-based benefit plans	1,720	—
Other	(114)	263
Changes in operating assets and liabilities:
Accounts receivable	(5,747)	(2,033)
Other receivables	(2,600)	16
Inventories	2,891	(5,183)
Other current assets	130	1,869
Accounts payable	4,296	(1,403)
Accrued restructuring	(1,647)	(1,305)
Accrued interest payable	502	(223)
Accrued wages and bonuses	(1,199)	(601)
Other accrued liabilities	(835)	1,763

Net cash provided by operating activities	10,863	4,182

Cash flows from investing activities:
Proceeds from sale or maturity of held-to-maturity investments	31,130	53,801
Purchase of held-to-maturity investments	(18,645)	(52,479)
Capital expenditures	(2,148)	(1,084)
Proceeds from the sale of Savvi business	—	360

Net cash provided by investing activities	10,337	598

Cash flows from financing activities:
Early extinguishments of convertible subordinated notes	(58,168)	(9,238)
Borrowings under revolving line of credit	13,000	—
Repayments on revolving line of credit	(13,000)	—
Principal payments on mortgage payable	—	(44)
Proceeds from issuance of common stock	6,717	1,334

Net cash used in financing activities	(51,451)	(7,948)

Effects of exchange rate changes	(367)	730

Net decrease in cash and cash equivalents	(30,618)	(2,438)
Cash and cash equivalents, beginning of period	149,925	33,138

Cash and cash equivalents, end of period	$119,307	$30,700

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

     For the three and six month periods ended June 30, 2004, there have been no changes to these accounting policies.

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

     The following is a summary of the change in the Company’s warranty liability for the six months ended June 30, 2004 and 2003 (in thousands):

	For the Six Months Ended
	June 30,
	2004	2003
Warranty liability balance, beginning of the period	$2,276	$1,553
Product warranty accruals	951	2,029
Adjustments for payments made	(1,639)	(1,322)

Warranty liability balance, end of the period	$1,588	$2,260

     The warranty liability balance is included in other accrued liabilities in the accompanying Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003. The Company offers fixed price support or maintenance contracts to its customers. Revenues from fixed price support or maintenance contracts were not significant to the Company’s operations for the periods reported.

   Stock-based Compensation

     The Company accounts for its stock-based compensation plans using the intrinsic value method and provides pro forma disclosures of net income (loss) and net income (loss) per common share as if the fair value method had been applied in measuring compensation expense. Equity instruments are granted to employees, directors, and consultants in certain instances, as defined in the respective plan agreements.

     Had RadiSys accounted for these plans under the fair value method, the Company’s net income (loss) and pro forma net income (loss) per share would have been reported as follows (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss)	$3,507	$1,789	$6,355	$(2,457)
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects	220	—	329	—
Deduct: Stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(2,015)	(1,762)	(3,453)	(2,792)

Pro forma net income (loss).	$1,712	$27	$3,231	$(5,249)

Net income (loss) per share:
Basic	$0.19	$0.10	$0.34	$(0.14)

Diluted	$0.18	$0.10	$0.33	$(0.14)

Pro forma basic	$0.09	$0.00	$0.17	$(0.30)

Pro forma diluted	$0.09	$0.00	$0.17	$(0.30)

     During the three and six month periods ended June 30, 2004, the Company incurred $356 thousand and $533 thousand of stock-based compensation expense, respectively. The stock-based compensation expense was associated with shares issued and to be issued pursuant to the Company’s 1996 Employee Stock Purchase Plan (“ESPP”). The Company incurred stock-based compensation expense because the original number of ESPP shares approved by the shareholders will be insufficient to meet employee demand for an ESPP offering which was consummated in February 2003 and ends in August 2004. The Company subsequently received shareholder approval for additional ESPP shares in May 2003. The shares issued and to be issued in the February 2003 ESPP offering in excess of the original number of ESPP shares approved at the beginning of the offering (the “shortfall”) triggers recognition of stock-based compensation expense under the intrinsic value method. The shortfall amounted to 138 thousand shares in May 2004 and the Company currently estimates the shortfall to amount to 152 thousand shares to be issued in August 2004.

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

     The Company recognized stock-based compensation expense as follows (in thousands):

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2004	2003		2004	2003
Cost of sales	$34		$—	$81		$—
Research and development	177		—	251		—
Selling, general and administrative	145		—	201		—

	$356	$		$533	$

     For the three months ended September 30, 2004 and the three months ended December 31, 2004, the Company estimates stock-based compensation expense recognized under the intrinsic value method to amount to approximately $275 thousand and $50 thousand, respectively. Approximately $114 thousand, $90 thousand, and $71 thousand of the stock-based compensation expense currently expected to be incurred in the third quarter of 2004 is associated with cost of sales, research and development, and selling, general and administrative expenses, respectively. Approximately $50 thousand of stock-based compensation currently expected to be incurred in the fourth quarter of 2004 is associated with cost of sales. After the fourth quarter of 2004, the Company currently does not anticipate incurring stock-based compensation expense associated with the Company’s ESPP.

     Recent Accounting Pronouncements

     In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” EITF No. 03-01 requires disclosures on investments in an unrealized loss position. The disclosures are designed to help financial statement users analyze a company’s unrealized losses on its investments and to enable them to better understand the basis for any management conclusion that the impairment is temporary. Quantitative and qualitative disclosures for investments accounted for under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” are effective for the first annual reporting period ending after December 15, 2003. All new disclosures related to cost method investments are effective for the annual reporting periods ending after June 15, 2004. Comparative information for the periods prior to the period of initial application is not required. The Company does not believe that EITF 03-1 will have a material impact on its financial position, results of operations or cash flows.

     In June 2004, the EITF issued a draft of EITF No. 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.” EITF No 04-08 proposes that companies should not exclude shares underlying a convertible bond through the use of a contingent conversion or “CoCo” feature. If ratified by Financial Accounting Standards Board (“FASB”), the proposal would be applied retroactively, which would require companies to restate diluted earnings per share by applying the “If-Converted” method of accounting from the issuance date of the convertible bond. The following table depicts the effect of the EITF as currently drafted, if the EITF is ratified by the FASB (in thousands, except per share amounts).

	For the Three	For the Three	For the Six
	Months Ended	Months Ended	Months Ended
	March 31, 2004	June 30, 2004	June 30, 2004
Net income, diluted, as reported	$2,848	$3,507	$6,355
Interest on convertible notes, net of tax benefit	300	282	582

Net income, diluted, as adjusted	$3,148	$3,789	$6,937

Weighted average shares used to calculate net income per share, diluted, as reported	19,447	19,590	19,522
Effect of Convertible Senior Notes	4,243	4,243	4,243

Weighted average shares used to calculate net income per share, diluted, as adjusted	23,690	23,833	23,765

Net income per share, diluted:
As reported	$0.15	$0.18	$0.33

As adjusted	$0.13	$0.16	$0.29

Note 2 — Held-to-maturity Investments

     Held-to-maturity investments consisted of the following (in thousands):

	June 30,	December 31,
	2004	2003
Short-term held-to-maturity investments, including unamortized premium of $443 and $767, respectively	$26,201	$44,456

Long-term held-to-maturity investments, including unamortized premium of none and $442, respectively	$35,850	$30,992

     The Company invests excess cash in debt instruments of the U.S. Government and its agencies and those of high-quality corporate issuers. As of June 30, 2004, the Company’s long-term held-to-maturity investments had maturities ranging from 15.7 months to 35.6 months. The Company’s investment policy requires that the total investment portfolio, including cash and investments, not exceed a maximum weighted-average maturity of 18 months. In addition, the policy mandates that an individual investment must have a maturity of less than 36 months, with no more than 20% of the total portfolio exceeding 24 months. As of June 30, 2004, the Company was in compliance with its investment policy.

Note 3 — Accounts Receivable and Other Receivables

     Accounts receivable consists of trade accounts receivable. Accounts receivable balances consisted of the following (in thousands):

	June 30,	December 31,
	2004	2003
Accounts receivable, gross	$38,908	$33,399
Less: allowance for doubtful accounts	(1,063)	(1,301)

Accounts receivable, net	$37,845	$32,098

     The Company recorded no provisions for allowance for doubtful accounts during the six months ended June 30, 2004 and 2003. Other receivables consists of non-trade receivables. At June 30, 2004, other receivables primarily consisted of a receivable for the sale of inventory to the Company’s China-based manufacturing partner. At December 31, 2003, other receivables primarily consisted of receivables related to certain facilities’ subleasing arrangements.

Note 4 — Inventories

     Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2004	2003
Raw materials	$24,783	$28,992
Work-in-process	2,184	1,472
Finished goods	2,686	5,119

	29,653	35,583
Less: inventory obsolescence reserves	(7,857)	(9,491)

Inventories, net	$21,796	$26,092

     During the three months ended June 30, 2004 and 2003, the Company recorded provision for excess and obsolete inventory of $785 thousand and $1.5 million, respectively. During the six months ended June 30, 2004 and 2003, the Company recorded provision for excess and obsolete inventory of $1.5 million and $2.8 million, respectively.

     The following is a summary of the change in the Company’s excess and obsolete inventory reserve for the six months ended June 30, 2004 and 2003 (in thousands):

	For the Six Months Ended
	June 30,
	2004	2003
Inventory obsolescence reserve balance, beginning of the year	$9,491	$9,958
Usage:
Inventory scrapped	(1,183)	(967)
Inventory utilized	(1,952)	(1,207)

Subtotal — usage	(3,135)	(2,174)
Reserve provision	1,501	2,757

Remaining reserve balance, end of the quarter	$7,857	$10,541

Note 5 — Goodwill

     During the six months ended June 30, 2003 the Company recorded goodwill write-offs of $2.4 million associated with the sale of its Savvi business line. The goodwill write-off associated with the sale of the Savvi business line is included in loss from discontinued operations in the accompanying Consolidated Statements of Operations for the six months ended June 30, 2003. See Note 14.

     The Company tests goodwill for impairment at least annually. Additionally, the Company assesses goodwill for impairment if any adverse conditions exist that would indicate an impairment. Conditions that would trigger an impairment assessment, include, but are not limited to, a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator. If the carrying amount of an asset exceeds the sum of its discounted cash flows, the carrying value is written down to fair value in the period identified. Fair value is calculated as the present value of estimated future cash flows using a risk-adjusted discount rate commensurate with the Company’s weighted-average cost of capital. The Company completed its annual goodwill impairment analysis as of September 30, 2003 and concluded that as of September 30, 2003, there was no goodwill impairment. Management concluded there was no indication of material changes requiring an updated goodwill impairment analysis as of June 30, 2004. The Company will complete its annual goodwill impairment analysis in the three months ended September 30, 2004.

Note 6 — Intangible Assets

     The following tables summarize details of the Company’s total purchased intangible assets (in thousands):

		Accumulated
	Gross	Amortization	Net
June 30, 2004
Existing technology	$2,415	$(1,301)	$1,114
Technology licenses	6,790	(4,338)	2,452
Patents	6,647	(5,507)	1,140
Trade names	736	(202)	534
Other	237	(237)	—

Total	$16,825	$(11,585)	$5,240

		Accumulated
	Gross	Amortization	Net
December 31, 2003
Existing technology	$2,415	$(1,146)	$1,269
Technology licenses	6,790	(3,584)	3,206
Patents	6,647	(5,255)	1,392
Trade names	736	(166)	570
Other	237	(237)	—

Total	$16,825	$(10,388)	$6,437

     The Company’s purchased intangible assets have lives ranging from 4 to 11 years. The Company performs reviews for impairment of all its purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of June 30, 2004, management concluded there was no indication of events or changes in circumstances indicating that the carrying amount of purchased intangible assets may not be recoverable. The estimated future amortization expense of purchased intangible assets as of June 30, 2004 is as follows (in thousands):

Estimated
Intangible
Amortization
For the years ending December 31,	Amount
2004 (remaining six months).	$1,028
2005	2,052
2006	726
2007	526
2008	250
Thereafter	658

Total	$5,240

Note 7 — Accrued Restructuring

     Accrued restructuring consisted of the following (in thousands):

	June 30,	December 31,
	2004	2003
Second quarter 2002 restructuring charge	$—	$672
Fourth quarter 2001 restructuring charge	315	999
First quarter 2001 restructuring charge.	—	1,149

Total	$315	$2,820

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

   Second Quarter 2002 Restructuring Charge

     The following table summarizes the changes to the second quarter 2002 restructuring charge (in thousands):

	Employee
	Termination and		Property and	Other
	Related Costs	Facilities	Equipment	Charges	Total
Restructuring costs	$2,606	$750	$530	$465	$4,351
Expenditures	(1,782)	(40)	—	(46)	(1,868)
Write-offs	—	—	(219)	—	(219)
Reclassifications	(35)	19	10	6	—
Reversals	(192)	(165)	(147)	—	(504)

Balance accrued as of December 31, 2002	597	564	174	425	1,760
Expenditures	(229)	(373)	—	(57)	(659)
Write-offs	—	—	(90)	(166)	(256)
Reclassifications	(368)	392	—	(24)	—
Reversals	—	(1)	(84)	(88)	(173)

Balance accrued as of December 31, 2003	—	582	—	90	672
Expenditures	—	(29)	—	—	(29)
Reversals	—	—	—	(90)	(90)

Balance accrued as of March 31, 2004	—	553	—	—	553
Expenditures	—	(51)	—	—	(51)
Expenditures — lease buy-out	—	(296)	—	—	(296)
Reversals	—	(206)	—	—	(206)

Balance accrued as of June 30, 2004	$—	$—	$—	$—	$—

     During the three months ended March 31, 2004, the Company determined that it had fulfilled all of its obligations that were classified as “Other Charges.” Accordingly, the Company reversed the remaining obligation classified as “Other Charges.” During the three months ended June 30, 2004, the Company bought out the remaining lease obligations for the Houston facility at a discount and reversed the remaining accruals related to the Houston facility in the amount of $139 thousand. The Company entered into subleasing arrangements for a portion of the remaining facilities vacated as a result of the second quarter 2002 restructuring event. During the three months ended June 30, 2004, Company updated its analysis of the effect of the subleasing arrangements on the second quarter 2002 restructuring accrual and as a result of this analysis reversed approximately $67 thousand.

Fourth Quarter 2001 Restructuring Charge

     The following table summarizes the changes to the fourth quarter 2001 restructuring charge (in thousands):

	Employee
	Termination and		Property and	Other
	Related Costs	Facilities	Equipment	Charges	Total
Restructuring costs	$914	$2,417	$463	$132	$3,926
Expenditures	(452)	—	—	—	(452)
Write-offs	—	—	(463)	—	(463)

Balance accrued as of December 31, 2001	462	2,417	—	132	3,011
Expenditures	(395)	(931)	—	(27)	(1,353)
Reversals	(67)	—	—	—	(67)

Balance accrued as of December 31, 2002	—	1,486	—	105	1,591
Expenditures	—	(576)	—	(14)	(590)
Reversals	—	(1)	—	(1)	(2)

Balance accrued as of December 31, 2003	—	909	—	90	999
Expenditures	—	(214)	—	(90)	(304)

Balance accrued as of March 31, 2004	—	695	—	—	695
Expenditures	—	(127)	—	—	(127)
Expenditures — lease buy-out	—	(53)	—	—	(53)
Reversals	—	(200)	—	—	(200)

Balance accrued as of June 30, 2004	$—	$315	$—	$—	$315

     The accrual amount remaining as of June 30, 2004 represents mainly lease obligations relating to the facilities in Boca Raton, Florida expected to be paid monthly for the next 19 months. During the three months ended June 30, 2004, the Company bought out the remaining lease obligations for the Houston facility at a discount and reversed the remaining accruals related to the Houston facility in the amount of $37 thousand. The Company entered into subleasing arrangements for a portion of the remaining facilities vacated as a result of the fourth quarter 2001 restructuring event. During the three months ended June 30, 2004, the Company updated its analysis of the effect of the these subleasing arrangements on the fourth quarter 2001 restructuring accrual and as a result of this analysis reversed approximately $163 thousand.

First Quarter 2001 Restructuring Charge

     The following table summarizes the changes to the first quarter 2001 restructuring charge (in thousands):

	Employee	Leasehold	Property
	Termination and	Improvements and	and	Capitalized	Other
	Related Costs	Facilities	Equipment	Software	Charges	Total
Restructuring costs	$2,777	$3,434	$2,460	$1,067	$105	$9,843
Expenditures	(2,545)	(378)	—	—	(46)	(2,969)
Write-offs	—	(113)	(2,460)	(1,067)	—	(3,640)

Balance accrued as of December 31, 2001	232	2,943	—	—	59	3,234
Expenditures	(232)	(679)	—	—	(10)	(921)
Write-offs	—	(627)	—	—	—	(627)
Reversals	—	—	—	—	(49)	(49)

Balance accrued as of December 31, 2002	—	1,637	—	—	—	1,637
Expenditures	—	(488)	—	—	—	(488)

Balance accrued as of December 31, 2003	—	1,149	—	—	—	1,149
Expenditures	—	(133)	—	—	—	(133)
Reversals	—	(90)	—	—	—	(90)

Balance accrued as of March 31, 2004	—	926	—	—	—	926
Expenditures	—	(161)	—	—	—	(160)
Expenditures — lease buy-out	—	(493)	—	—	—	(493)
Reversals	—	(272)	—	—	—	(273)

Balance accrued as of June 30, 2004	$—	$—	$—	$—	$—	$—

     During the three months ended March 31, 2004, the Company reversed a portion of the remaining obligation related to amounts originally accrued for certain non-cancelable leases for the facilities in Houston, Texas and Boca Raton, Florida. The Company entered into subleasing arrangements for a portion of these facilities vacated as a result of the first quarter of 2001 restructuring event. During the three months ended March 31, 2004, the Company updated its analysis of the effect of the these subleasing arrangements on the first quarter 2001 restructuring accrual and as a result of this analysis reversed approximately $90 thousand. Additionally, during the three months ended June 30, 2004, the Company bought out the remaining lease obligations for the Houston facility at a discount and reversed the remaining accruals related to the Houston facility in the amount of $272 thousand.

Note 8 — Short-Term Borrowings

     During the quarter ended March 31, 2004, the Company renewed its line of credit facility, which expires on March 31, 2005, for $20.0 million at an interest rate based upon the lower of the London Inter-Bank Offered Rate (“LIBOR”) plus 1.0% or the bank’s prime rate. The line of credit is collateralized by the Company’s non-equity investments and is reduced by any standby letters of credit. At June 30, 2004, the Company had a standby letter of credit outstanding related to one of its medical insurance carriers for $105 thousand. The market value of non-equity investments must exceed 125.0% of the borrowed facility amount, and the investments must meet specified investment grade ratings.

     As of June 30, 2004 and December 31, 2003, there were no outstanding balances on the standby letter of credit or line of credit and the Company was in compliance with all debt covenants.

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

     As of June 30, 2004 and December 31, 2003 the Company had outstanding convertible senior notes with a face value of $100 million. As of June 30, 2004 and December 31, 2003 the book value of the convertible senior notes was $97.1 million and $97.0 million respectively, net of unamortized discount of $2.9 million and $3.0 million, respectively. Amortization of the discount on the convertible senior notes was $36 thousand for the three months ended June 30, 2004 and $68 thousand for the six months ended June 30, 2004. The estimated fair value of the convertible senior notes was $105.1 million and $98.0 million at June 30, 2004 and December 31, 2003, respectively.

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

     In the three months ended June 30, 2004, the Company repurchased $58.8 million principal amount of the convertible subordinated notes, with an associated discount of $897 thousand. The Company repurchased the notes in the open market for $58.2 million and, as a result, recorded a loss of $387 thousand. In 2004, the Company received board authorization to repurchase all remaining convertible subordinated notes. The Company may elect to use a portion of the cash and cash equivalents and investment balances to buy back additional amounts of the convertible subordinated notes.

     In the three months ended March 31, 2003, the Company repurchased $10.3 million principal amount of the convertible subordinated notes, with an associated discount of $212 thousand. The Company repurchased the notes in the open market for $9.2 million and, as a result, recorded a gain of $825 thousand.

     As of June 30, 2004 and December 31, 2003 the Company had outstanding convertible subordinated notes with a face value of $10.0 million and $68.7 million, respectively. As of June 30, 2004 and December 31, 2003 the book value of the convertible subordinated notes was $9.8 million and $67.6 million, respectively, net of amortized discount of $148 thousand and $1.2 million, respectively. Amortization of the discount on the convertible subordinated notes was $46 thousand and $69 thousand for the three months ended June 30, 2004 and 2003, respectively, and $118 thousand and $141 thousand, for the six months ended June 30, 2004 and 2003, respectively. The estimated fair value of the convertible subordinated notes was $9.6 million and $65.7 million at June 30, 2004 and December 31, 2003, respectively.

     The aggregate maturities of long-term liabilities for each of the years in the five year period ending December 31, 2008 and thereafter are as follows (in thousands):

	Senior	Convertible
	Convertible	Subordinated
For the years ending December 31,	Notes	Notes
2004 (remaining 6 months)	$—	$—
2005	—	—
2006	—	—
2007	—	9,993
2008 (1)	—	—
Thereafter	100,000	—

	100,000	9,993
Less: unamortized discount	(2,917)	(148)
Less: current portion	—	—

Long-term liabilities	$97,083	$9,845

(1)	On or after November 15, 2008, the Company may redeem the Convertible Senior Notes at any time.

   Mortgage Payable

     Through the purchase of Microware, RadiSys assumed a long-term mortgage payable that was secured by Microware’s facility and by real estate in Des Moines, Iowa. During the six months ended June 30, 2003, the Company paid $44 thousand of principal on the mortgage payable along with interest at 7.46%. In December 2003, the Company sold the Des Moines, Iowa facility. As a result, the Company paid the mortgage payable in full.

Note 10 — Basic and Diluted Income (Loss) Per Share

     A reconciliation of the numerator and the denominator used to calculate basic and diluted income (loss) per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Numerator — Basic
Income from continuing operations, basic	$3,507	$1,789	$6,355	$2,222

Discontinued operations related to Savvi business:
Loss from discontinued operations	—	—	—	(4,679)
Income tax benefit	—	—	—	—

Net income (loss), basic	$3,507	$1,789	$6,355	$(2,457)

Numerator — Diluted
Income (loss) from continuing operations, basic	3,507	1,789	6,355	2,222
Interest on convertible notes (1)	—	—	—	—

Income from continuing operations, diluted	$3,507	$1,789	$6,355	$2,222

Net income (loss), basic	3,507	1,789	6,355	(2,457)
Interest on convertible notes (1)	—	—	—	—

Net income (loss), diluted	$3,507	$1,789	$6,355	$(2,457)

Denominator — Basic
Weighted average shares used to calculate income per share from continuing operations and net income (loss) per share, basic	18,826	17,785	18,659	17,728
Denominator — Diluted
Weighted average shares used to calculate income per share from continuing operations and net income (loss) per share, basic	18,826	17,785	18,659	17,728
Effect of dilutive stock options (2)	764	313	863	239

Weighted average shares used to calculate income per share from continuing operations and net income (loss) per share , diluted	19,590	18,098	19,522	17,967

Income per share from continuing operations:
Basic	$0.19	$0.10	$0.34	$0.13

Diluted	$0.18	$0.10	$0.33	$0.12

Net income (loss) per share:
Basic	$0.19	$0.10	$0.34	$(0.14)

Diluted	$0.18	$0.10	$0.33	$(0.14)

(1)	Interest on convertible notes and related as-if converted shares were excluded from the calculation as the effect would be anti-dilutive. As of June 30, 2004 and 2003, the total number of as-if converted shares excluded from the calculation associated with the convertible subordinated notes was 147 thousand and 1.0 million. During 2003, the Company issued 1.375% Senior Convertible Notes with a face value or principal amount of $100 million. The notes are convertible prior to maturity into shares of our common stock under certain circumstances that include but are not limited to (i) conversion due to the closing price of our common stock on the trading day prior to the conversion date reaching 120% or more of the conversion price of the notes on such trading date and (ii) conversion due to the trading price of the notes falling below 98% of the conversion value. The conversion price is $23.57 per share, which is equal to a conversion rate of 42.4247 shares per $1,000 principal amount of notes. The closing price as reported on NASDAQ on August 2, 2004 was $11.95 per share or 51% of the conversion price. As of June 30, 2004, the total number of as-if converted shares excluded from the earnings per share calculation associated with the convertible senior notes was 4.2 million. See Note 1 “Recent Accounting Pronouncements” for the potentially dilutive effect of the convertible senior notes on earnings per share, as presented, and Note 9.

(2)	For the three months ended June 30, 2004 and 2003, options amounting to 1.9 million and 3.3 million were excluded from the calculation as the exercise prices were higher than the average market price of the common shares; therefore, the effect would be anti-dilutive. For the six months ended June 30, 2004 and 2003, options amounting to 976 thousand and 3.3 million were excluded from the calculation as the exercise prices were higher than the average market price of the common shares; therefore, the effect would be anti-dilutive.

Note 11 — Income Taxes

     The Company’s effective tax rate for the three and six months ended June 30, 2004 differs from the statutory rate primarily due to tax benefits related to certain foreign sales and other permanent differences. The Company’s effective tax rate for the three and six months ended June 30, 2003 differed from the statutory rate due to tax benefits related to certain foreign sales and other permanent differences.

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

     Information about the Company’s geographic revenues and long-lived assets by geographical area is as follows (in thousands):

   Geographic Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenue
North America	$27,760	$29,296	$54,852	$55,695
Europe, the Middle East, and Africa (“EMEA”)	28,962	16,835	59,635	37,470
Asia Pacific	3,531	2,767	6,881	4,137

Total	$60,253	$48,898	$121,368	$97,302

   Long-lived assets by Geographic Area

	June 30,	December 31,
	2004	2003
Property and equipment, net
United States	$13,339	$14,083
EMEA	369	191
Asia Pacific	373	310

	$14,081	$14,584

Goodwill
United States	$27,521	$27,521
EMEA	—	—
Asia Pacific	—	—

	$27,521	$27,521

Intangible assets, net
United States	$5,240	$6,437
EMEA	—	—
Asia Pacific	—	—

	$5,240	$6,437

     Two customers accounted for more than 10% of total revenues in the three and six months ended June 30, 2004 and 2003. These customers accounted for the following percentages of total revenue:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Nokia.	25.0%	14.9%	25.9%	16.0%
Nortel	15.6%	17.7%	17.2%	19.1%

     As of June 30, 2004 and December 31, 2003 the following customers accounted for more then 10% of accounts receivable. These customers accounted for the following percentages of accounts receivable:

	June 30,	December 31,
	2004	2003
Nokia.	19.2%	21.8%
Nortel	17.6%	17.9%
IBM	*	10.0%

*	Accounted for less than 10% of accounts receivable.

Note 13 — Legal Proceedings

     In the normal course of business, the Company periodically becomes involved in litigation. As of June 30, 2004, RadiSys had no pending litigation that would have a material effect on the Company’s financial position, results of operations, or cash flows.

Note 14 — Discontinued Operations

     On March 14, 2003, the Company completed the sale of its Savvi business resulting in a loss of $4.3 million. As a result of this transaction, the Company recorded $4.1 million in write-offs of goodwill and intangible assets. The total $4.7 million loss from discontinued operations recorded in the three months ended March 31, 2003 includes the $4.3 million loss on the sale of the Savvi business as well as $393 thousand of net losses incurred by the business unit during the quarter, before the business unit was sold. Savvi net revenues are included in the loss from discontinued operations and amounted to none and $9 thousand for the three and six months ended June 30, 2003, respectively. No loss from discontinued operations was recorded for the three month ended June 30, 2003. For the six months ended June 30, 2003, the loss from discontinued operations amounted to $4.7 million, or $0.26 per weighted average share outstanding-basic and diluted.

Note 15 — Stock Option Exchange Program

     On March 1, 2004, according to the provisions of the shareholder approved stock option exchange program, options to purchase 397,531 shares were granted under the 2001 Nonqualified Stock Option Plan at an exercise price of $21.28 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

     RadiSys is a leading provider of advanced embedded solutions for the commercial, enterprise, and service provider systems markets. Through intimate customer collaboration, and combining innovative technologies and industry leading architecture, we help original equipment manufacturers bring better products to market faster and more economically. Our products include embedded software, boards, platforms and systems, which are used in today’s complex computing, processing and network intensive applications.

End Markets

     We provide advanced embedded solutions to three distinct markets:

•	Commercial Systems — The commercial systems market includes the following sub-markets: medical equipment, transaction terminals, test and measurement equipment, semiconductor capital equipment and manufacturing capital equipment. Examples of products into which our embedded solutions are incorporated include 4D ultrasound systems, blood analyzers, CT scanners, ATM terminals, point of sale terminals, high-end test equipment and electronics assembly equipment.

•	Enterprise Systems — The enterprise systems market includes storage systems, network security, datacom, IT infrastructure, enterprise networking and communications equipment. The enterprise systems market includes embedded compute, processing and networking systems used in private enterprise IT infrastructure. Examples of products that our embedded solutions are used in include blade-based servers, unified messaging systems, IP-enabled PBX systems, storage systems and local area network interface input/output (“I/O”) cards.

•	Service Provider Systems — The service provider systems market includes the following sub-markets: public network infrastructure, such as wireless networks, enhanced services and advanced messaging. The service provider systems market includes embedded communication systems that are used in voice, video and data systems within public network systems. Examples of these products include 2, 2.5 and 3G wireless infrastructure, wireline infrastructure, packet-based switches and unified messaging products.

Market Drivers

     We believe there are a number of fundamental drivers for growth in the embedded systems market, including:

•	Increasing focus by system makers to provide higher value systems by focusing their internal development efforts on their key areas of competency and combining their internal development efforts with merchant-supplied platforms from partners like RadiSys to deliver a complete system with a time-to-market advantage and a lower total cost of ownership.

•	Increasing levels of programmable, intelligent and networked functionality embedded in a variety of systems, including systems for monitoring and control, real-time information processing and high-bandwidth network connectivity.

•	Increasing demand for standards-based solutions, such as ATCA that motivates system makers to discontinue developing their own proprietary architectures.

•	The emergence of new technologies such as switch fabrics, network I/O cards, packet processing, network processing and voice processing, following the embedded systems model.

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

     In the following discussion of our financial condition and results of operations, we intend to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements for the three and six months ended June 30, 2004 compared to same periods in 2003, and the primary factors that accounted for those changes.

     Certain statements made in this section of the report may be deemed to be forward-looking statements. Please see the information contained in the section entitled “FORWARD-LOOKING STATEMENTS.”

Overview

     Total revenue was $60.3 million and $48.9 million for the three months ended June 30, 2004 and 2003, respectively. Total revenue was $121.4 million and $97.3 million for the six months ended June 30, 2004 and 2003, respectively. As of June 30, 2004 and December 31, 2003, backlog was approximately $30.9 million and $31.8 million, respectively. We include all purchase orders scheduled for delivery within 12 months in backlog. The increase in revenues for the three months ended June 30, 2004 compared to the same period in 2003 reflects our position in a number of diverse and improving end markets, particularly the service provider market. We announced nine design wins during the second quarter of 2004 and 41 design wins during the year ended December 31, 2003. A design win is a project estimated at the time of the design win to produce more than $500,000 in revenue per year assuming full production. Three of the design wins announced in the second quarter of 2004 are estimated to produce more than $2 million in revenue per year once in full production. If a design win actually ramps into production, the average ramp into production begins about 12 months after the win, although more complex wins can take up to 24 months or longer. Not all design wins ramp into production and even if a win is ramped into production, the volumes derived from such design win may not be as significant as we had originally estimated. Of the nine wins announced in the second quarter of 2004, two were in Commercial Systems, three were in Enterprise Systems and four were in Service Provider Systems.

     We are executing our strategy of shifting our business from predominately custom-designed solutions to more turn-key standard solutions, such as Advanced Telecommunication Architecture (“ATCA”), but no assurance can be given that this strategy will be successful. We believe this will allow us to provide a broader set of products and building blocks to take to market which will grow the base of products to fill our customers’ needs. We have begun to shift our strategy because new technologies and architectures such as Linux and ATCA are enabling our customers to outsource the development and production of a larger share of their proprietary systems. We are investing in a portfolio of ATCA solutions and announced our first ATCA product in the second quarter of 2004. Our new ATCA-1000 carrier card enables customers to flexibly incorporate a wide range of functionality into their systems, including switching, I/O, signaling, and advanced processing. With the ATCA-1000, customers can bring new features to market more quickly and at a lower total cost. In addition, in the second quarter of 2004 we performed a technology demonstration of our ATCA-compliant module using the Intel ®IXP2850 network processor. When introduced, this product would be a flexible data plane packet processing platform that can support line rates of up to 10 Gigabits per second. Using programmable network processors, equipment makers will be able to bring new systems to market faster, with more flexibility and with better price performance than using the traditional ASIC model. We intend to expand our new product offerings in ATCA, in network processors, and in other turn-key and reusable platforms and building blocks that will enable our customers to offer more complete solutions and faster time to market.

     With this intentional shift in investment focus, from mostly custom to more standard solutions, tracking design wins is no longer as meaningful for us; therefore, this will be the last quarter we will report on design wins. The design win metric was an appropriate measure of the level of new demand being put on our engineering team for new designs in a custom-solutions environment.

     Net income was $3.5 million and $1.8 million for the three months ended June 30, 2004 and 2003, respectively. Net income per share was $0.19 and $0.18, basic and diluted, respectively, for the three months ended June 30, 2004 compared to net income per share of $0.10, basic and diluted for the three months ended June 30, 2003. Net income was $6.4 million for the six months ended June 30, 2004 compared to a net loss of $2.5 million for the six months ended June 30, 2003. Net income per share was $0.34 and $0.33, basic and diluted, respectively, for the six months ended June 30, 2004 compared to net loss per share of $0.14, basic and diluted for the six months ended June 30, 2003. During the first quarter of 2003 we completed the sale of our Savvi business which allowed us to focus on our core embedded systems business within our three primary markets. The total $4.7 million loss from discontinued operations recorded in the first quarter of 2003 includes the $4.3 million loss on the sale of the Savvi business as well as $393 thousand of net losses incurred by the business unit during the quarter.

     Income from continuing operations was $3.5 million and $1.8 million for the three months ended June 30, 2004 and 2003, respectively. Income per share from continuing operations was $0.19 and $0.18, basic and diluted, respectively, for the three months ended June 30, 2004 compared to income per share from continuing operations of $0.10, basic and diluted, for the three months ended June 30, 2003. Income from continuing operations was $6.4 million and $2.2 million for the six months ended June 30, 2004 and 2003, respectively. Income per share from continuing operations was $0.34 and $0.33, basic and diluted, respectively, for the six months ended June 30, 2004 compared to income per share from continuing operations of $0.13 and $0.12, basic and diluted, respectively, for the six months ended June 30, 2003. The increase in income from continuing operations for the three and six months ended June 30, 2004 compared to the same periods in 2003 was primarily due to increasing our revenues and gross margin without significantly increasing our operating expenses due to several actions undertaken in 2003 and 2004. These actions have further improved our profitability and have resulted in higher margins and lower operating expenses as a percentage of revenues for the three and six months ended June 30, 2004 compared to the same periods in 2003. These actions included increasing the level of outsourced manufacturing to further control product costs, implementing a plan to reduce material costs, and initiating other operating cost cutting and control measures, including office closures and tighter controls on discretionary spending.

     We have also begun to invest in emerging markets such as China. We continue to ramp up hiring of engineers for our Shanghai R&D center. We have product moving through our strategic manufacturing partner’s China-based facilities and we expect to increase this activity in the third and fourth quarters of 2004. We have hired employees in this geography to support this initiative. We have also hired sales and marketing personnel in this geography to increase our focus on selling product into this region.

     Our expectation for the third quarter of 2004 compared to the second quarter of 2004 is that operating expenses will increase $300 thousand to $500 thousand related to investments in research and development and marketing activities that support our strategy of shifting our business from predominately custom-designed solutions to more turn-key standard solutions.

     In November 2003, we completed a private offering of 1.375% convertible senior notes due November 15, 2023 to qualified institutional buyers resulting in net proceeds of $97 million. We plan to use the proceeds for general corporate purposes including working capital, potential acquisitions, partnership opportunities and potential repayment of existing debt obligations. During the first quarter of 2004, we incurred $614 thousand evaluating a potential acquisition that did not occur. We plan to continue to evaluate potential acquisitions and partnership opportunities. During the second quarter of 2004, we repurchased $58.8 million principal amount of the 5.5% convertible subordinated notes in the open market for $58.2 million.

     In the three months ended June 30, 2004, we bought out the remaining lease obligations for the Houston facility at a discount. The Houston facility was vacated as a result of the second quarter of 2002, fourth quarter of 2001 and first quarter of 2001 restructuring events.

     During the three and six months ended June 30, 2004, we incurred $356 thousand and $533 thousand of stock-based compensation expense, respectively. The stock-based compensation expense was associated with shares to be issued pursuant to the Company’s 1996 Employee Stock Purchase Plan (“ESPP”). We incurred stock-based compensation expense because the original number of ESPP shares approved by the shareholders will be insufficient to meet employee demand for an ESPP offering which was consummated in February 2003 and ends in August 2004. We subsequently received shareholder approval for additional ESPP shares in May 2003. For the third and fourth quarters of 2004, we estimate stock-based compensation expense to amount to approximately $275 thousand and $50 thousand, respectively. After the fourth quarter of 2004, we currently do not anticipate incurring stock-based compensation expense associated with our ESPP.

     Cash and cash equivalents and investments amounted to $181.4 million and $225.4 million at June 30, 2004 and December 31, 2003, respectively. The decrease in cash and cash equivalents and investments during the six months ended June 30, 2004, was primarily due to repurchasing $58.8 million principal amount of the convertible subordinated notes in the open market for $58.2 million partially offset by cash from operations in the amount of $10.9 million. We generated net cash from operations in excess of net income in the six months ended June 30, 2004. In the six months ended June 30, 2004 compared to the same period in 2003, we continue to improve our cash cycle time, primarily by increasing inventory turns. Management believes that cash flows from operations, available cash and investment balances, and short-term borrowings will be sufficient to fund our operating liquidity needs for the foreseeable future. In 2004, we received board authorization to repurchase all remaining convertible subordinated notes. We may elect to use a portion of the cash and cash equivalents and investment balances to buy back additional amounts of the convertible subordinated notes.

Critical Accounting Policies and Estimates

     The Company reaffirms its critical accounting policies and use of estimates as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations

     The following table sets forth certain operating data as a percentage of revenues for the three and six months ended June 30, 2004 and 2003.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues	100%	100%	100%	100%
Cost of sales	66.8	67.4	68.0	68.0

Gross margin	33.2	32.6	32.0	32.0
Research and development	11.8	11.7	11.1	11.6
Selling, general, and administrative	12.7	13.8	12.6	13.6
Intangible assets amortization	0.9	1.6	1.0	1.6
Restructuring (reversals) charges	(1.1)	—	(0.7)	1.9

Income from operations	8.9	5.5	8.0	3.3
(Loss) gain on repurchase of convertible subordinated notes	(0.6)	—	(0.3)	0.8
Interest expense	(1.7)	(2.3)	(2.0)	(2.4)
Interest income	1.2	1.1	1.3	1.4
Other (expense) income, net	—	(0.6)	—	(0.8)

Income from continuing operations before income tax provision	7.8	3.7	7.0	2.3
Income tax provision (benefit)	2.0	—	1.8	—

Income from continuing operations	5.8	3.7	5.2	2.3
Discontinued operations related to Savvi business:
Loss from discontinued operations	—	—	—	(4.8)

Net income (loss)	5.8%	3.7%	5.2%	(2.5)%

   Comparison of Three and Six Months Ended June 30, 2004 and 2003

     Revenues. Revenues increased by $11.4 million or 23.2%, from $48.9 million in the three months ended June 30, 2003 to $60.3 million in the three months ended June 30, 2004. Revenues increased by $24.1 million or 24.7%, from $97.3 million in the six months ended June 30, 2003 to $121.4 million in the six months ended June 30, 2004. Included in the revenues in the first quarter of 2004, is a $3.1 million end of life component inventory sale to one of our major customers. The inventory sale was recorded as revenue but did not generate any gross profit since the inventory was sold at cost. Generally, the increase in revenues for the three and six months ended June 30, 2004 compared to the same periods in 2003 are attributable to sales volume increases in the end markets as described below.

     The increase in revenue for the three months ended June 30, 2004 compared to the same period in 2003, is due to an increase in revenues in the service provider systems market of $9.1 million and enterprise systems markets of $3.4 million, partially offset by a decrease in revenues in the commercial systems market of $1.1. The increase in revenue for the six months ended June 30, 2004 compared to the same period in 2003, is due to an increase in revenues in the commercial systems, enterprise systems markets, and service provider systems market of $2.7 million, $4.2 million, and $17.1 million, respectively. The $3.1 million end of life component inventory sale to one of our major customers was included the service provider systems market revenues in the first quarter of 2004. As of June 30, 2004 and December 31, 2003, backlog was approximately $30.9 million and $31.8 million, respectively.

     Revenues in the commercial systems market decreased in the three months ended June 30, 2004 compared to the same period in 2003, primarily due to decreased sales in transaction terminals partially offset by increases in the test and measurement and medical equipment sub-markets. The decrease in sales in the transaction terminals sub-

market is due to sporadic demand in this sub-market. Revenues in the commercial systems market increased in the six months ended June 30, 2004 compared to the same period in 2003, primarily due to increased sales in the test and measurement, medical equipment, and industrial automation sub-markets, partially offset by a decrease in the transaction terminals sub-market.

     Revenues in the enterprise systems market increased in the three months ended June 30, 2004 compared to the same period in 2003, primarily due to new design wins related to the datacom and converged networks sub-markets ramping into production late in 2003. Revenues in the enterprise systems market increased in the six months ended June 30, 2004 compared to the same period in 2003, primarily due to new design wins related to the security and datacom sub-markets of the enterprise market ramping into production late in 2003 and early in 2004.

     Revenues in the service provider systems market increased in the three and six months ended June 30, 2004 compared to the same periods in 2003, primarily due to increased shipments of 2.5 and 3G wireless infrastructure products.

     Given the dynamics of these markets, we may experience general fluctuations as a percentage of revenue attributable to each market and, as a result, the quarter to quarter comparisons of our market segments often are not indicative of overall economic trends affecting the long-term performance of our market segments. We currently expect that each of the three markets will represent a significant portion of total revenues.

     For the three months ended June 30, 2004 compared to the same period in 2003 the overall increase in revenues was concentrated in EMEA which experienced an increase in revenues of $12.1 million. For the six months ended June 30, 2004 compared to the same period in 2003, the overall increase in revenues was concentrated in EMEA which experienced an increase in revenues of $22.2 million. The increase in the revenues in EMEA for the three and six months ended June 30, 2004, compared to the same periods in 2003, is primarily attributable to sales of wireless infrastructure products to Nokia. Included in EMEA revenues in the first quarter of 2004, is the $3.1 million end of life component inventory sale to one of our major customers. Included in EMEA revenues in the first quarter of 2004, is the $3.1 end-of-life component inventory sale to one of our major customers. We currently expect continued quarterly fluctuations in the percentage of revenue from each geographic region.

     Gross Margin. Gross margin for the three months ended June 30, 2004 was 33.2% compared to 32.6% for the same period in 2003. Gross margin for the six months ended June 30, 2004 was 32.0% compared to 32.0% for the same period in 2003. For the three and six months ended June 30, 2004, cost of sales includes $34 thousand and $81 thousand of stock-based compensation expense, respectively, which is discussed in “Stock-based Compensation Expense” below.

     The increase in gross margin as a percentage of revenues for the three months ended June 30, 2004 compared to the same period in 2003, is primarily attributable to lower excess and obsolete inventory reserve requirements primarily because during the fourth quarter of 2003, we revised the excess and obsolete inventory (“E&O”) reserve calculation. We previously estimated the required reserve for excess inventory based on a forward projection of excess material beyond 12 months demand. The revised process combines the historical view of demand over the prior six months with a prospective view of demand over 12 months. We tested the revised method against prior periods and found it to be a better indicator of excess inventory. Additionally, the E&O inventory reserve requirements have decreased due to increasing demand and consumption for some of our older products. Gross margin as a percentage of revenues for the six months ended June 30, 2004 compared to the same period in 2003, remained flat. Gross margin remained flat for the six months ended June 30, 2004 compared to the same period in 2003 primarily due to the $3.1 million end of life component inventory sale to one of our major customers at zero gross profit partially offset by an increase in revenues without a proportional increase in fixed costs in the first half of 2004 compared to the same period in 2003. The end of life component inventory sale caused a decrease in gross margin as a percentage of revenues of 0.8% for the six months ended June 30, 2004. Fixed costs did not increase proportionally with increased revenues due to cost control measures undertaken in 2003, including reductions in payroll expenses as result of decreases in headcount associated with a restructuring event in the first quarter of 2003 and tighter controls on discretionary spending. Warranty expenses have also decreased as a large portion of the warranty expense for the six months ended June 30, 2003 included a few unique, specifically-identified warranty-related issues that were resolved later in fiscal 2003 resulting in a lower quarterly reserve requirement in 2004. Our long-term gross margin target range continues to be 32% to 35%, excluding any impact from stock-based compensation expense.

     Research and Development. Research and development expenses consist primarily of salary, bonuses, and benefits for product development staff, and cost of design and development supplies and equipment, net of reimbursements for non-recurring engineering services. Research and development expenses increased $1.4 million, or 24.5%, from $5.7 million for the three months ended June 30, 2003 to $7.1 million for the three months ended June 30, 2004. Research and development expenses increased $2.2 million, or 19.6%, from $11.3 million for the six months ended June 30, 2003 to $13.5 million for the six months ended June 30, 2004. For the three and six months ended June 30, 2004, research and development expenses include $177 thousand and $251 thousand of stock-based compensation expense which is discussed in “Stock-based Compensation Expense” below. The increase in research and development expenses is due mainly to an increase in payroll-related expenses, fees to outside contractors, and other costs associated with research and development programs, including materials for prototypes and beta versions of our products, in the three and six months ended June 30, 2004 compared to the same periods in 2003. Payroll-related expenses increased due to additional personnel focused on research and development efforts, merit-related salary increases and profit-dependent compensation expenses. During the first and second quarters of 2004, we increased our investment in the development of turn-key standard platforms, such as ATCA. We completed the infrastructure and entity establishment work and in the three and six months ended June 30, 2004, began hiring additional staff for our Shanghai research and development design center. Fees to outside contractors increased as we were working to meet several project deadlines. We expect to continue to incur fees for outside contractors as we execute on our strategy to develop turn-key standard platforms. Our long-term target for research and development expenses continues to be 10-12% of revenues, excluding any impact from stock-based compensation expense.

     Selling, General, and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of salary, commissions, bonuses and benefits for sales, marketing, executive, and administrative personnel, as well as the costs of professional services and costs of other general corporate activities. SG&A expenses increased $901 thousand, or 13.3%, from $6.8 million for the three months ended June 30, 2003 to $7.7 million for the three months ended June 30, 2004. SG&A expenses increased $2.0 million, or 15.2%, from $13.3 million for the six months ended June 30, 2003 to $15.4 million for the six months ended June 30, 2004. For the three and six months ended June 30, 2004, SG&A expenses included $145 thousand and $201 thousand of stock-based compensation expense, respectively, which is discussed in “Stock-based Compensation Expense” below. The increase in SG&A expenses in the three months ended June 30, 2004 is primarily attributable to an increase in payroll-related expenses, fees to outside contractors and other costs associated with the implementation of the Sarbanes-Oxley Act. Payroll-related expenses have increased primarily due to merit-related salary increases, profit-dependent compensation expenses and additional sales and marketing personnel. Sales and marketing activities have increased to support our increasing investment in turn-key standard platforms and activities associated with the evaluation of potential acquisitions and partnership opportunities. Fees to outside contractors and service providers associated with the implementation of the Sarbanes-Oxley Act caused SG&A expenses to increase. The increase in SG&A expenses in the six months ended June 30, 2004 compared to the same period in 2003 is primarily due to an increase in payroll-related expenses and $614 thousand associated with a potential acquisition that was ultimately abandoned. Payroll-related expenses have increased primarily due to merit-related salary increases, profit-dependent compensation expenses and additional sales and marketing personnel. Sales and marketing activities have increased to support our increasing investment in turn-key standard platforms and activities associated with the evaluation of potential acquisitions and partnership opportunities. We are executing on our strategy of shifting our business from a predominately custom-designed product business to one where we provide more turn-key standard solutions for our customers, but no assurance can be given that this strategy will be successful. Our long-term goal for SG&A expenses is 10-12% of revenues, excluding any impact from stock-based compensation expense.

     Stock-based Compensation Expense. During the three and six months ended June 30, 2004, we incurred $356 thousand and $533 thousand of stock-based compensation expense, respectively. The stock-based compensation expense was associated with shares to be issued pursuant to our 1996 Employee Stock Purchase Plan (“ESPP”). We incurred stock-based compensation expense because the original number of ESPP shares approved by the shareholders will be insufficient to meet employee demand for an ESPP offering which was consummated in

February 2003 and ends in August 2004. We subsequently received shareholder approval for additional shares for additional ESPP shares in May 2003. The shares to be issued in the February 2003 ESPP offering in excess of the original number of ESPP shares approved at the beginning of the offering (the “shortfall”) triggers recognition of stock-based compensation expense under the intrinsic value method. The shortfall amounted to 138 thousand shares in May 2004 and we currently estimate the shortfall to amount to 152 thousand shares to be issued in August 2004.

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

     We recognized stock-based compensation expense as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Cost of sales	$34	$—	$81	$—
Research and development	177	—	251	—
Selling, general, and administrative	145	—	201	—

	$356	$—	$533	$—

     For the third and fourth quarters of 2004, we estimate stock-based compensation expense recognized under the intrinsic value method to amount to approximately $275 thousand and $50 thousand, respectively. Approximately $114 thousand, $90 thousand, and $71 thousand of the stock-based compensation expense currently expected to be incurred in the third quarter of 2004 is associated with cost of sales, research and development, and SG&A, respectively. Approximately $50 thousand of stock-based compensation currently expected to be incurred in the fourth quarter of 2004 is associated with cost of sales. After the fourth quarter of 2004, we currently do not anticipate incurring stock-based compensation expense associated with our ESPP.

     Intangible Assets Amortization. Intangible assets consist of purchased technology, patents and other identifiable intangible assets. Intangible assets amortization expense was $515 thousand and $765 thousand for the three months ended June 30, 2004 and 2003, respectively. Intangible assets amortization expense was $1.2 million and $1.5 million for the six months ended June 30, 2004 and 2003, respectively. Intangible assets amortization decreased due to certain intangible assets becoming fully amortized during the first and second quarters of 2004. Goodwill and all other intangible assets have been and will periodically be evaluated for impairment. We perform reviews for impairment of goodwill and all purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management concluded there was no indication of material changes requiring an updated goodwill and intangible assets impairment analysis as of June 30, 2004. We completed our annual goodwill and other intangible assets impairment analysis as of September 30, 2003 and concluded that as of September 30, 2003, there was no goodwill or intangible assets impairment. We will complete our annual goodwill and other intangibles assets impairment analysis in the third quarter of 2004. We are required under certain circumstances, to update our impairment analysis, which may result in losses on acquired goodwill and intangible assets.

     Restructuring Charges. We evaluate the adequacy of the accrued restructuring charges on a quarterly basis. As a result, we record certain reclassifications and reversals to the accrued restructuring charges based on the results of the evaluation. The total accrued restructuring charges for each restructuring event are not affected by reclassifications. Reversals are recorded in the period in which we determine that expected restructuring obligations are less than the amounts accrued. Tables summarizing the activity in the accrued liability for each restructuring event are contained in Note 7 of the Notes to the Consolidated Financial Statements. During the first half of 2004 and 2003, we recorded restructuring charges and reversals as described below.

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

   Reversals

     We recorded reversals amounting to $678 thousand and $858 thousand during the three and six months ended June 30, 2004, respectively, relating primarily to a buy-out of the remaining lease obligations on our Houston facility vacated as a result of the restructuring events and various amounts originally accrued for certain non-cancelable leases for facilities vacated as a result of the restructuring events. We entered into subleasing arrangements for a portion of these facilities and as a result we reduced the restructuring accruals.

     (Loss) Gain on the Repurchase of Convertible Notes. In the three months ended June 30, 2004, we repurchased $58.8 million principal amount of the convertible subordinated notes, with an associated discount of $897 thousand. We repurchased the notes in the open market for $58.2 million and, as a result, recorded a loss of $387 thousand. In the first quarter of 2003, we repurchased $10.3 million principal amount of the convertible subordinated notes, with an associated discount of $212 thousand. We repurchased the notes in the open market for $9.2 million and, as a result, recorded a gain of $825 thousand. We may elect to use a portion of our cash and cash equivalents and investment balances to buy back additional amounts of the convertible subordinated notes.

     Interest Expense. Interest expense primarily includes interest expense incurred on convertible senior and subordinated notes. Interest expense decreased $102 thousand, or 8.9%, from $1.2 million for the three months ended June 30, 2003 to $1.0 million for the three months ended June 30, 2004. Interest expense increased $115 thousand, or 4.9%, from $2.4 million for the six months ended June 30, 2003 to $2.5 million for the six months ended June 30, 2004.

     The decrease in the interest expense for the three months ended June 30, 2004 compared to the same period in 2003 is due to the decrease in interest expense associated with the convertible subordinated notes of $354 thousand and a decrease in interest expense associated with the mortgage payable in the amount of $127 thousand, partially offset by $376 thousand of additional interest incurred on our convertible senior notes issued in November 2003. The increase in the interest expense for the six months ended June 30, 2004 compared to the same period in 2003 is due to the increase in interest expense associated with the convertible senior notes of $777 thousand, partially offset by a decrease in interest expense associated with the convertible subordinated notes of $413 thousand and a decrease in interest expense associated with the mortgage payable in the amount of $252 thousand. The decrease in the interest expense associated with our convertible subordinated notes is due to a decrease in the balance of outstanding convertible subordinated notes as a result of the repurchase of the convertible subordinated notes during the first quarter of 2003 and the second quarter of 2004. In December 2003, we sold our Des Moines, Iowa facility. As a result, we paid the mortgage payable in full.

     Interest Income. Interest income increased $216 thousand, or 38.8%, from $556 thousand for the three months ended June 30, 2003 to $772 thousand for the three months ended June 30, 2004. Interest income increased $269 thousand, or 19.8%, from $1.4 million for the six months ended June 30, 2003 to $1.6 million for the six months ended June 30, 2004. Interest income increased primarily because of the increase in the amount of cash available to invest. The cash available to invest increased due to the net proceeds from the offering of our convertible senior notes completed in November 2003 in the amount of $97 million.

     Other (Expense) Income, net. Other (expense) income, net, primarily includes foreign currency exchange gains and losses and unusual items. Other (expense) income, net, was ($27) thousand for the three months ended June 30, 2004 compared to ($297) thousand for the three months ended June 30, 2003. Other (expense) income, net, was $51 thousand for the six months ended June 30, 2004 compared to ($789) thousand for the six months ended June 30, 2003.

     Foreign currency exchange rate fluctuations resulted in a net gain of $29 thousand for the three months ended June 30, 2004 compared to a net loss of $83 thousand for the three months ended June 30, 2003. Foreign currency exchange rate fluctuations resulted in a net gain of $132 thousand for the six months ended June 30, 2004 compared to a net loss of $179 thousand for the six months ended June 30, 2003. During 2003, the foreign currency exchange net loss was primarily a result of a weak US dollar relative to European currencies. The improvement of the US dollar relative to the European currencies from 2003 to the first and second quarters of 2004, caused the foreign currency exchange net gain for the first and second quarters of 2004.

     Net of the change in net gains and losses related to foreign currency exchange rate fluctuations, the change in Other (expense) income, net, for the three months ended June 30, 2004 compared to the same period in 2003, is primarily attributable to a loss related to an other-than-temporary decline in value on the investment in shares of GA eXpress (“GA”) common stock amounting to $179 thousand recorded in the three months ended June 30, 2003. We hold shares in GA as a result of the 1996 sale of Texas Micro’s Sequoia Enterprise Systems business unit to GA in exchange for stock. We acquired Texas Micro in 1999. Factors we considered when we determined the decline in value on the investment in GA shares was other than temporary, include, but are not limited to, the likelihood that the related company would have insufficient cash flows to operate for the next 12 months, significant changes in the operating performance or operating model and/or changes in market conditions. As of June 30, 2004, the estimated fair value of this investment is zero.

     Net of the change in net gains and losses related to foreign currency exchange rate fluctuations, the change in Other (expense) income, net, for the six months ended June 30, 2004 compared to the same period in 2003, is primarily attributable to the loss related to an other-than-temporary decline in value on the investment in shares of GA eXpress (“GA”) common stock amounting to $179 thousand recorded in the three months ended June 30, 2003, discussed above. Additionally, we recorded a loss on the disposal of fixed assets recorded in the first quarter of 2003 of $240 thousand as a result of a fixed asset physical inventory count.

     Income Tax Provision (Benefit). We recorded a tax provision of $1.2 million and a tax benefit of $9 thousand from continuing operations for the three months ended June 30, 2004 and 2003, respectively. We recorded a tax provision of $2.1 million and no tax provision (benefit) from continuing operations for the six months ended June 30, 2004 and 2003, respectively. The increase in the income tax provision for the first half of 2004 as compared to the same period in 2003 is due to generating higher pre-tax income. Our effective tax rate is expected to be approximately 25.0% in 2004 compared to zero effective tax rate in 2003. Our current effective tax rate differs from the statutory rate primarily due to tax benefits related to certain foreign sales, tax credits and other permanent differences. Our effective tax rate for the three and six months ended June 30, 2003 differed from the statutory rate due to tax benefits related to certain foreign sales and other permanent differences.

     The 2004 estimated effective tax rate is based on current tax law and the current expected income, and assumes that the company continues to receive the tax benefits associated with export sales. We don’t expect to be a tax payer during 2004 as any tax expense will likely be offset with a reduction of our net operating loss carry-forwards that reside on the balance sheet as deferred tax assets. The tax rate may be affected by potential acquisitions, restructuring events or divestitures, the jurisdictions in which profits are determined to be earned and taxed, and the ability to realize deferred tax assets.

     At June 30, 2004, we had net deferred tax assets of $28.2 million. Valuation allowances of $17.4 million have been provided for deferred income tax assets related primarily to net operating loss and tax credit carryforwards that may not be realized. The utilization of the net deferred tax assets will require that we generate at least $76.4 million in future taxable income over a five-year time frame beginning January 1, 2004. Management believes it is more likely than not that we will utilize the net deferred tax assets. We cannot provide absolute assurance that we will generate sufficient taxable income to fully utilize the net deferred tax assets of $28.2 million as of June 30, 2004. Accordingly, we may record a full valuation allowance against the deferred tax assets if our expectations of future taxable income are not achieved. Our net operating loss and tax credit carryforwards expire on various dates between 2005 and 2023. Any tax benefit subsequently recognized from the acquired Microware net operating loss carryforwards would be allocated to goodwill.

     The IRS has completed its examination of our federal income tax returns for the years 1996 through 2002. The final audit report resulted in no negative consequences and was issued during the first quarter of 2004.

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

Liquidity and Capital Resources

     The following table summarizes selected financial information for each of the three months ended on the dates indicated:

	June 30,	December 31,	June 30,
	2004	2003	2003
	(Dollar amounts in thousands)
Working capital	$176,871	$222,324	$115,722
Cash and cash equivalents and investments	$181,358	$225,373	$113,973
Cash and cash equivalents	$119,307	$149,925	$30,700
Short-term investments	$26,201	$44,456	$54,398
Accounts receivable, net	$37,845	$32,098	$29,450
Inventories, net	$21,796	$26,092	$26,962
Long-term investments	$35,850	$30,992	$28,875
Accounts payable	$26,265	$21,969	$17,530
Convertible senior notes	$97,083	$97,015	$—
Convertible subordinated notes	$9,845	$67,585	$67,433
Days sales outstanding(A)	57	53	55
Days to pay(B)	60	54	49
Inventory turns(C)	7.4	5.7	4.9

(A)	Based on ending net trade receivables divided by (quarterly revenue, annualized and divided by 365 days).

(B)	Based on ending accounts payable divided by (quarterly cost of sales, annualized and divided by 365 days).

(C)	Based on quarterly cost of sales, annualized divided by ending inventory.

     Cash and cash equivalents decreased by $30.6 million from $149.9 million at December 31, 2003 to $119.3 million at June 30, 2004. Activities impacting cash and cash equivalents are as follows:

   Cash Flows

	For the Six Months Ended
	June 30,
	2004	2003
	(In thousands)
Cash provided by operating activities	$10,863	$4,182
Cash provided by investing activities	10,337	598
Cash used in financing activities	(51,451)	(7,984)
Effects of exchange rate changes	(367)	730

Net decrease in cash and cash equivalents	$(30,618)	$(2,438)

     We have generated cash from operating activities in amounts greater than net income (loss) in the six months ended June 30, 2004 and 2003, driven mainly by improved management of our working capital. In addition, management believes that cash flows from operations, available cash balances, and short-term borrowings will be sufficient to fund our operating liquidity needs for the foreseeable future.

     During the six months ended June 30, 2004 we used our cash and cash equivalents and investments to repurchase $58.8 million principal amount of the convertible subordinated notes in the open market for $58.2 million. We may elect to use a portion of our cash and cash equivalents and investment balances to buy back additional amounts of the convertible subordinated notes.

     During the six months ended June 30, 2004, we used net cash provided by operating activities for capital expenditures amounting to $2.1 million. During the six months ended June 30, 2004, capital expenditures primarily related to computer hardware, software, and test equipment to be used to design and test our standard products. Additionally, during the six months ended June 30, 2004, we received $6.7 million in cash proceeds from the sale of our common stock associated with our employee stock-based benefit plans.

     During the six months ended June 30, 2003, we used net cash provided by operating activities and cash and cash equivalents and investment balances to fund the repurchases of our 5.5% convertible subordinated notes in the amount of $9.2 million and for capital expenditures amounting to $1.1 million. In addition, we received net proceeds of $360 thousand related to the sale of our Savvi business in March 2003. During the six months ended June 30, 2003, we received $1.3 million in cash proceeds from the sale of our common stock associated with our employee stock-based benefit plans.

     Working capital decreased $45.5 million from $222.3 million at December 31, 2003 to $176.9 million at June 30, 2004. Working capital decreased primarily due to repurchasing $58.8 million principal amount of the convertible subordinated notes in the open market for $58.2 million partially offset by cash from operations in the amount of $10.9 million.

   Held-to-Maturity Investments

     Held-to-maturity investments consisted of the following (in thousands):

	June 30,	December 31,
	2004	2003
Short-term held-to-maturity investments, including unamortized premium of $443 and $767, respectively	$26,201	$44,456

Long-term held-to-maturity investments, including unamortized premium of none and $442, respectively	$35,850	$30,992

     We invest excess cash in debt instruments of the U.S. Government and its agencies, and those of high-quality corporate issuers. As of June 30, 2004, our long-term held-to-maturity investments had maturities ranging from 15.7 months to 35.6 months. Our investment policy requires that the total investment portfolio, including cash and investments, not exceed a maximum weighted-average maturity of 18 months. In addition, the policy mandates that an individual investment must have a maturity of less than 36 months, with no more than 20% of the total portfolio exceeding 24 months. As of June 30, 2004, we were in compliance with our investment policy.

   Line of Credit

     During the first quarter of 2004, we renewed our line of credit facility, which expires on March 31, 2005, for $20.0 million at an interest rate based upon the lower of the London Inter-Bank Offered Rate (“LIBOR”) plus 1.0% or the bank’s prime rate. The line of credit is collateralized by our non-equity investments and is reduced by any standby letters of credit. At June 30, 2004, we had a standby letter of credit outstanding related to one of our medical insurance carriers for $105 thousand. The market value of non-equity investments must exceed 125.0% of the borrowed facility amount, and the investments must meet specified investment grade ratings.

     As of June 30, 2004 and December 31, 2003, there were no outstanding balances on the standby letter of credit or line of credit and we were in compliance with all debt covenants.

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

     As of June 30, 2004 we had outstanding convertible senior notes with a face value of $100 million and book value of $97.1 million, net of unamortized discount of $2.9 million. The estimated fair value of the convertible senior notes was $105.1 million and $98.0 million at June 30, 2004 and December 31, 2003, respectively.

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

     In the second quarter of 2004, we repurchased $58.8 million principal amount of the convertible subordinated notes, with an associated discount of $897 thousand. We repurchased the notes in the open market for $58.2 million and, as a result, recorded a loss of $387 thousand.

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

     As of June 30, 2004 and December 31, 2003 we had outstanding convertible subordinated notes with a face value of $10.0 million and book value of $9.8 million, net of unamortized discount of $148 thousand. The estimated fair value of the convertible subordinated notes was $9.6 million and $65.7 million at June 30, 2004 and December 31, 2003, respectively.

     We received board authorization to repurchase all remaining convertible subordinated notes. We may elect use a portion of our cash and cash equivalents and investment balances to buy back additional amounts of the convertible subordinated notes.

   Contractual Obligations

     The following summarizes RadiSys’ contractual obligations at June 30, 2004 and the effect of such on its liquidity and cash flows in future periods.

	2004	2005	2006	2007	2008	Thereafter
Future minimum lease payments	$2,020	$3,030	$1,910	$1,791	$1,875	$5,336
Purchase obligations(a)	13,946	—	—	—	—	—
Convertible senior notes(b)	—	—	—	—	—	100,000
Convertible subordinated notes(b)	—	—	—	9,993	—	—

Total	$15,966	$3,030	$1,910	$11,784	$1,875	$105,336

(a)	Purchase obligations include agreements or purchase orders to purchase goods or services that are enforceable and legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(b)	The convertible senior notes and the convertible subordinated notes are shown at their face values, gross of unamortized discount amounting to $2.9 million and $148 thousand, respectively at June 30, 2004.

   Off-Balance Sheet Arrangements

     We do not engage in any activity involving special purpose entities or off-balance sheet financing.

   Liquidity Outlook

     We believe that our current cash and cash equivalents and investments, net, amounting to $181.4 million at June 30, 2004 and cash generated from operations will satisfy our short and long-term expected working capital needs, capital expenditures, stock repurchases, and other liquidity requirements associated with our existing business operations. Capital expenditures are expected to range from $500 thousand to $1.5 million per quarter.

FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q may contain forward-looking statements. Our statements concerning expectations and goals for revenues, gross margin, research and development expenses, selling, general, and administrative expenses, the anticipated cost savings effects of our restructuring activities, and our projected liquidity are some of the forward-looking statements contained in this Quarterly Report on Form 10-Q. All statements that relate to future events or to our future performance are forward-looking statements. In some cases, forward-looking statements can be identified by terms such as “may,” “will,” “should,” “expect,” “plans,” “seeks,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “seek to continue,” “intends,” or other comparable terminology. These forward-looking statements are made pursuant to safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or our industries’ actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements.

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

     During 2003, we derived 58% of our revenues from five customers. These five customers were Nokia, Nortel, IBM, Comverse and Diebold. For the six months ended June 30, 2004, we derived 56% of our revenue from these five customers. During 2003, revenues attributable to Nokia and Nortel were 20% and 19%, respectively. For the six months ended June 30, 2004, revenues attributable to Nokia and Nortel were 26% and 17%, respectively. We believe that sales to these customers will continue to be a substantial percentage of our revenues. A financial hardship experienced by, or a substantial decrease in sales to any one of our top customers could materially affect revenues and profitability.

     We are executing on our strategy of shifting our business from predominately custom-designed solutions to more turn-key standard solutions, such as ATCA, and any inability to sell these products to our customers could have a material adverse effect on our revenues, profitability and financial condition.

     We are executing on our strategy of shifting our business from predominately custom-designed solutions to more turn-key standard solutions, such as ATCA, but no assurance can be given that this strategy will be successful. We believe that our investments in turn-key standard solutions will allow us to provide a broader set of products and building blocks to take to market which will grow the base of products to fill our customers’ needs.

This new strategy requires significant expenditures to implement and there is no assurance that customers will respond to this strategy. If we are unable to successfully sell turn-key standard solutions to our customers our revenues, profitability and financial condition could be materially adversely affected.

We have historically derived a majority of our revenue from design wins. Not all design wins actually ramp into production, and if ramped into production the volumes derived from such design wins may not be as significant as we had originally estimated, which could have a substantial negative impact on our anticipated revenues and profitability.

     We have historically derived a majority of our revenues from design wins. We announced 41 design wins during 2003. We announced 21 design wins for the six months ended June 30, 2004. A design win is a project estimated at the time of the design win to produce more than $500 thousand in revenue per year assuming full production. Design wins that ramp into production do so at varying rates. If a design win actually ramps into production, the average ramp into production begins about 12 months after the win, although some more complex wins can take up to 24 months or longer. After that, there is an additional time lag from the start of production ramp to peak revenue. Not all design wins ramp into production and even if a win is ramped into production, the volumes derived from such design win may not be as significant as we had originally estimated. The determination of a design win is highly subjective and is based on information available to us at the time of the project estimate. Design wins are sometimes canceled or delayed, or can perform below original expectations, which can adversely impact anticipated revenues and profitability. Due to the confidential nature of the relationships we maintain with our customers, as a general practice, we do not update design win information for actual results. With our shift in investment focus, from mostly custom to more standard solutions, tracking design wins is no longer as meaningful for us; therefore, the second quarter of 2004 will be the last quarter we will report on design wins. The design win metric was an appropriate measure of the level of new demand being put on our engineering team for new designs in a custom-solutions environment.

Our business depends on the commercial systems, enterprise systems and service provider systems markets in which demand can be cyclical, and any inability to sell products to these markets could have a material adverse effect on our revenues.

     We derive our revenues from a number of diverse end markets, some of which are subject to significant cyclical changes in demand. In 2003, we derived 38%, 32% and 30% of our revenues from the service provider systems market, the commercial systems market and the enterprise systems market, respectively. For the six months ended June 30, 2004, we derived 41%, 31%, and 28% of our revenues from the service provider systems market, the commercial systems market and the enterprise systems markets, respectively. We believe that our revenues will continue to be derived from these three markets. Service provider revenues include, but are not limited to, telecommunications sales to Comverse, Lucent, Nokia and Nortel. Enterprise systems revenues include, but are not limited to, sales to Avaya, Inc., IBM and Nortel. Commercial systems revenues include, but are not limited to, sales to Agilent Technologies, Beckman Coulter Inc., Diebold, Philips Medical Systems N.E.D. B.V and Seimens AG. Generally, our customers are not the end-users of our products. If our customers experience adverse economic conditions in the markets into which they sell our products (end markets), we would expect a significant reduction in spending by our customers. Some of these end markets are characterized by intense competition, rapid technological change and economic uncertainty. Our exposure to economic cyclicality and any related fluctuation in customer demand in these end markets could have a material adverse effect on our revenues and financial condition. Significant reduction in our customers’ spending, such as what we experienced in 2001 and 2002, will result in decreased revenues and earnings. We continue to execute on our strategy of expanding into new end markets either through new design wins with our existing customers or through new customer relationships, but no assurance can be given that this strategy will be successful.

Because of our dependence on a few suppliers, or in some cases one supplier, for some of the components we use in the manufacture of our products, a loss of a supplier or a shortage of any of these components could have a material adverse effect on our business or our financial performance.

     We depend on a few suppliers, or in some cases one supplier, for a continuing supply of the components we use in the manufacture of our products and any disruption in supply could adversely impact our financial performance. For example, we are dependent solely on Intel for the supply of some microprocessors and other components, and we depend on Epson Electronic America, Agere Systems, Inc., Maxim Integrated Products, Inc., Texas

Instruments, Inc., and Toshiba America Inc. as the sole source suppliers for other components. Alternative sources of supply for some of these components would be difficult to locate.

Because we depend on three primary contract manufacturing partners, any failed or less than optimal execution on their behalf could temporarily affect our revenues and profitability.

     Although, we utilize several contract manufacturers for outsourced board and system production, we depend on three primary contract manufacturing partners, Celestica, Inc. (previously Manufacturers’ Services Limited), Sanmina-SCI and a China-based manufacturing partner, and any failed or less than optimal execution on their behalf could temporarily affect our revenues and profitability. In addition, our outsourced board and system production could either be moved internally or transferred to other contract manufacturers. Such transfers would require technical and logistical activities and would not be instantaneous. For the first half of 2004, our contract manufacturing partners were manufacturing approximately half of all RadiSys unit volume. We expect to increase our outsourcing to our contract manufacturers to approximately 65% to 70% of RadiSys unit volume by the end of 2004.

Competition in the market for embedded systems is intense, and if we lose our position, our revenues and profitability could decline.

     We compete with a number of companies providing embedded systems, including Advantech Co. LTD., Embedded Communications Computing Group (formerly Force Computers and Motorola Computer Group), a unit of Motorola, Inc., divisions within Intel Corporation, Kontron AG, Performance Technologies and SBS Technologies. Because the embedded systems market is growing, it is attracting new non-traditional competitors. These non-traditional competitors include contract-manufacturers that provide design services and Asia-based original design manufacturers. Some of our competitors and potential competitors have a number of significant advantages over us, including:

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

     We derived 42% of our 2003 revenues from EMEA and 4% from Asia Pacific. For the six months ended June 30, 2004, we derived 49% of our revenues from EMEA and 6% from Asia Pacific. In addition, we have a design center located in Birmingham, United Kingdom and are establishing a design center in Shanghai, China. As a result, we are subject to worldwide economic and market condition risks generally associated with global trade, such as fluctuating exchange rates, tariff and trade policies, export control and licensing regulations, domestic and foreign tax policies, foreign governmental regulations, political unrest, wars and other acts of terrorism and changes in other economic conditions. These risks, among others, could adversely affect our results of operations or financial position.

If we are unable to generate sufficient income in the future, we may not be able to fully utilize our net deferred tax assets or support our current levels of goodwill and intangibles on our balance sheet.

     We cannot provide absolute assurance that we will generate sufficient taxable income to fully utilize the net deferred tax assets of $28.2 million as of June 30, 2004. We may not generate sufficient taxable income due to earning lower than forecasted net income or incurring charges associated with unusual events, such as restructurings and acquisitions. Accordingly, we may record a full valuation allowance against the deferred tax assets if our expectations of taxable future income are not achieved. On the other hand, if we generate taxable income in excess of our expectations, the valuation allowance may be reduced accordingly. We also cannot provide absolute assurance that future income will support the carrying amount of goodwill and intangibles of $32.8 million on the Consolidated Balance Sheet as of June 30, 2004, and therefore, we may incur an impairment charge in the future.

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

     Additionally, during 2003, we issued 1.375% Senior Convertible Notes with a face value or principal amount of $100 million. The notes are convertible prior to maturity into shares of our common stock under certain circumstances that include but are not limited to (i) conversion due to the closing price of our common stock on the trading day prior to the conversion date reaching 120% or more of the conversion price of the notes on such trading date and (ii) conversion due to the trading price of the notes falling below 98% of the conversion value. The conversion price is $23.57 per share, which is equal to a conversion rate of 42.4247 shares per $1,000 principal amount of notes. The closing price as reported on NASDAQ on August 2, 2004 was $11.95 per share or 51% of the conversion price. At June 30, 2004, the total number of as-if converted shares excluded from the earnings per share calculation associated with the convertible senior notes was 4.2 million.

     In June 2004, the Emerging Issues Task Force (“EITF”) issued a draft of EITF No. 04-08, “ Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.” EITF No 04-08 proposes that companies should not exclude shares underlying a convertible bond through the use of a contingent conversion or “CoCo” feature. If ratified by Financial Accounting Standards Board (“FASB”), the proposal would be applied retroactively, which would require companies to restate diluted earnings per share by applying the “If-Converted” method of accounting from the issuance date of the convertible bond. If the EITF as currently drafted is ratified by the FASB the total number of as-if converted shares excluded from the earnings per share calculation associated with the convertible senior notes of 4.2 million would be included in the diluted weighted average shares outstanding calculation for the three months ended March 31, 2004 and June 30, 2004 and for the six months ended June 30, 2004.

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

     The fair market value of our investments in fixed interest rate debt securities is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt securities will increase as interest rates decline and decrease as interest rates rise. The interest rate changes affect the fair market value but do not necessarily have a direct impact on our earnings or cash flows. The estimated fair value of our debt securities at June 30, 2004 and December 31, 2003 was $163.9 million and $209.1 million, respectively. The effect of an immediate 10% change in interest rates would not have a material effect on our operating results or cash flows.

     Foreign Currency Risk. We pay the expenses of our international operations in local currencies, namely, the Japanese Yen, Canadian Dollar, British Pound, New Shekel, Chinese Yuan and Euro. The international operations are subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, future results could be materially and adversely affected by changes in these or other factors. We are also exposed to foreign exchange rate fluctuations as the balance sheets and income statements of our foreign subsidiaries are translated into U.S. dollars during the consolidation process. Because exchange rates vary, these results, when translated, may vary from expectations and adversely affect overall expected profitability. Foreign currency exchange rate fluctuations resulted in a net gain of $29 thousand for the three months ended June 30, 2004 and a net loss of $83 thousand for the three months ended June 30, 2003. Foreign currency exchange rate fluctuations resulted in a net gain of $132 thousand for the six months ended June 30, 2004 and a net loss of $179 thousand for the six months ended June 30, 2003.

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

     The fair value of the convertible senior notes is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of the convertible senior notes, due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our convertible senior notes in the open market, changes in the fair value of convertible senior notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of the convertible senior notes was $105.1 million and $98.0 million at June 30, 2004 and December 31, 2003, respectively.

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

     The fair value of the convertible subordinated notes is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of the convertible subordinated notes, due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our convertible subordinated notes in the open market, changes in the fair value of convertible subordinated notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of the convertible subordinated notes was $9.6 million and $65.7 million at June 30, 2004 and December 31, 2003, respectively.

     We have cumulatively repurchased convertible subordinated notes in the amount of $110 million, face value, for $99.5 million. These repurchases were financed from our investment portfolio. We received board authorization to repurchase all remaining convertible subordinated notes. We may elect to use a portion of our cash and cash equivalents and investment balances to buy back additional amounts of the convertible subordinated notes. As of June 30, 2004, our aggregate cash and cash equivalents and investments were $181.4 million.

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

     In connection with the evaluation described above, we identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2004, and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 4. Submission of Matters to a Vote of Security Holders

     At the Company’s Annual Meeting on May 18, 2004, the holders of the Company’s outstanding Common Stock took the actions described below. As of the record date for the Annual Meeting, 18,638,678 shares of Common Stock were issued and outstanding and entitled to vote.

1.	The shareholders elected each of C. Scott Gibson, Scott C. Grout, Ken J. Bradley, Richard J. Faubert, Dr. William W. Lattin, Kevin C. Melia, Carl W. Neun, and Jean-Pierre D. Patkay to the Company’s Board of Directors, by the votes indicated below, to serve for the ensuing year.

C. Scott Gibson

15,539,359	Shares in favor
1,704,588	Shares against or withheld
—	Abstentions
—	Broker nonvotes

Scott C. Grout

16,504,521	Shares in favor
739,426	Shares against or withheld
—	Abstentions
—	Broker nonvotes

Ken J. Bradley

16,506,938	Shares in favor
737,009	Shares against or withheld
—	Abstentions
—	Broker nonvotes

Richard J. Faubert

16,100,778	Shares in favor
1,143,169	Shares against or withheld
—	Abstentions
—	Broker nonvotes

Dr. William W. Lattin

15,849,114	Shares in favor
1,394,833	Shares against or withheld
—	Abstentions
—	Broker nonvotes

Kevin C. Melia

16,509,982	Shares in favor
733,965	Shares against or withheld
—	Abstentions
—	Broker nonvotes

Carl W. Neun

16,624,023	Shares in favor
619,924	Shares against or withheld
—	Abstentions
—	Broker nonvotes

Jean-Pierre D. Patkay

16,326,768	Shares in favor
917,179	Shares against or withheld
—	Abstentions
—	Broker nonvotes

2.	Approval of PriceWaterhouseCoopers LLP as the Company’s independent auditors as appointed by the Audit Committee of the Board of Directors.

16,203,989	Shares in favor
1,010,574	Shares against or withheld
29,384	Abstentions
—	Broker nonvotes

3.	Approval to amend the Company’s 1996 Employee Stock Purchase Plan to add an additional 700,000 shares that may be issued under this plan.

11,802,567	Shares in favor
2,805,574	Shares against or withheld
27,532	Abstentions
2,608,274	Broker nonvotes

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit
No.	Description
10.1	RadiSys Corporation 1996 Employee Stock Purchase Plan, as amended.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On April 27, 2004, the Company filed a current report on Form 8-K under “Item 12. Results of Operations and Financial Condition” announcing that on April 22, 2004 the Company issued a press release announcing its results for the fiscal quarter ending March 31, 2004.

On May 17, 2004, the Company filed a current report on Form 8-K under “Item 5. Other Events” announcing that on May 12, 2004, the Company repurchased $39.4 million principal amount of its 5.5% convertible subordinated notes in the open market, with an associated discount of $606 thousand for $39.0 million in cash.

On June 17, 2004, the Company filed a current report on Form 8-K under “Item 5. Other Events” announcing that during June 2004, the Company repurchased $19.4 million principal amount of its 5.5% convertible subordinated notes in the open market, with an associated discount of $291 thousand for $19.2 million in cash.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADISYS CORPORATION

Dated: August 5, 2004	By:	/s/ SCOTT C. GROUT

Scott C. Grout
President and Chief Executive Officer

Dated: August 5, 2004	By:	/s/ JULIA A. HARPER

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