Form 10-Q
period 2004-09-30
RADISYS CORP
filed 2004-11-05
CIK 873044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
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

Number of shares of Common Stock outstanding as of November 2, 2004: 19,137,021

RADISYS CORPORATION

FORM 10-Q

PART I.     FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

RADISYS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2004	2003	2004	2003

	(In thousands, except per share amounts, unaudited)
Revenues	$61,746	$50,162	$183,114	$147,464
Cost of sales	41,660	34,083	124,188	100,235

Gross margin	20,086	16,079	58,926	47,229
Research and development	7,045	5,705	20,524	16,978
Selling, general and administrative	7,722	6,560	23,083	19,891
Intangible assets amortization	515	765	1,712	2,295
Restructuring and other charges (reversals)	428	—	(430)	1,829

Income from operations	4,376	3,049	14,037	6,236
(Loss) gain on repurchase of convertible subordinated notes	—	—	(387)	825
Interest expense	(545)	(1,151)	(3,020)	(3,511)
Interest income	802	574	2,430	1,933
Other expense, net	(289)	(202)	(238)	(991)

Income from continuing operations before income tax provision	4,344	2,270	12,822	4,492
Income tax provision	524	—	2,647	—

Income from continuing operations	3,820	2,270	10,175	4,492
Discontinued operations related to Savvi business:
Loss from discontinued operations	—	—	—	(4,679)

Net income (loss)	$3,820	$2,270	$10,175	$(187)

Income per share from continuing operations:
Basic	$0.20	$0.13	$0.54	$0.25

Diluted	$0.20	$0.12	$0.52	$0.25

Net income (loss) per share:
Basic	$0.20	$0.13	$0.54	$(0.01)

Diluted	$0.20	$0.12	$0.52	$(0.01)

Weighted average shares outstanding:
Basic	19,032	17,956	18,784	17,804

Diluted	19,532	18,683	19,499	18,214

The accompanying notes are an integral part of these unaudited financial statements.

RADISYS CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003

	(In thousands, unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$114,424	$149,925
Short-term investments, net	38,608	44,456
Accounts receivable, net	40,862	32,098
Other receivables	1,823	49
Inventories, net	21,155	26,092
Other current assets	2,246	2,778
Deferred tax assets	6,276	6,898

Total current assets	225,394	262,296
Property and equipment, net	13,926	14,584
Goodwill	27,521	27,521
Intangible assets, net	4,725	6,437
Long-term investments, net	35,850	30,992
Long-term deferred tax assets	21,606	21,911
Other assets	2,709	1,821

Total assets	$331,731	$365,562

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,143	$21,969
Accrued wages and bonuses	4,504	4,868
Accrued interest payable	584	1,577
Accrued restructuring and other charges	693	2,820
Other accrued liabilities	8,233	8,738

Total current liabilities	43,157	39,972

Long-term liabilities:
Convertible senior notes, net	97,115	97,015
Convertible subordinated notes, net	9,856	67,585

Total long-term liabilities	106,971	164,600

Total liabilities	150,128	204,572

Shareholders’ equity:
Common stock — no par value, 100,000 shares authorized; 19,122 and 18,274 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	176,980	166,445
Accumulated earnings (deficit)	1,481	(8,694)
Accumulated other comprehensive income:
Cumulative translation adjustments	3,142	3,239

Total shareholders’ equity	181,603	160,990

Total liabilities and shareholders’ equity	$331,731	$365,562

The accompanying notes are an integral part of these unaudited financial statements.

RADISYS CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Cumulative			Total Other
			Translation	Accumulated		Comprehensive
	Shares	Amount	Adjustments(1)	Earnings (Deficit)	Total	Income (Loss)(2)

	(In thousands, unaudited)
Balances, December 31, 2003	18,274	$166,445	$3,239	$(8,694)	$160,990
Shares issued pursuant to benefit plans	848	7,804	—	—	7,804	$—
Tax benefit of stock-based benefit plans	—	1,890	—	—	1,890	—
Stock-based compensation	—	841	—	—	841	—
Translation adjustments	—	—	(97)	—	(97)	(97)
Net income for the period	—	—	—	10,175	10,175	10,175

Balances, September 30, 2004	19,122	$176,980	$3,142	$1,481	$181,603

Comprehensive income, for the nine months ended September 30, 2004						$10,078

(1)	Income taxes are not provided for foreign currency translation adjustments.

(2)	For the three months ended September 30, 2004, other comprehensive income amounted to $4.1 million and consisted of the net income for the period of $3.8 million and net gains from translation adjustments of $270 thousand. For the three months ended September 30, 2003, other comprehensive income amounted to $2.5 million and consisted of the net income for the period of $2.3 million and net gains from translation adjustments of $197 thousand. For the nine months ended September 30, 2003, other comprehensive loss amounted to $629 thousand and consisted of the net loss for the period of $187 thousand, net gains from translation adjustments of $927 thousand and net unrealized loss on securities available for sale of $111 thousand.

The accompanying notes are an integral part of these unaudited financial statements.

RADISYS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended September 30,

	2004	2003

	(In thousands,
	unaudited)
Cash flows from operating activities:
Net income (loss)	$10,175	$(187)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on sale of Savvi business	—	4,286
Depreciation and amortization	5,746	7,405
Provision for inventory obsolescence reserves	2,106	3,648
Non-cash restructuring and other (adjustments) charges	(858)	—
Non-cash interest expense	277	217
Non-cash amortization of premium on investments	1,074	1,787
Loss (gain) on disposal of property and equipment	(20)	492
Loss (gain) on early extinguishments of convertible subordinated notes	387	(825)
Deferred income taxes	927	265
Stock-based compensation expense	788	—
Tax benefit of stock-based benefit plans	1,890	—
Other	37	385
Changes in operating assets and liabilities:
Accounts receivable	(8,764)	(7,222)
Other receivables	(1,774)	32
Inventories	2,884	(6,069)
Other current assets	540	1,900
Accounts payable	7,174	2,163
Accrued restructuring and other charges	(1,269)	(1,729)
Accrued interest payable	(993)	(1,167)
Accrued wages and bonuses	(364)	(154)
Other accrued liabilities	(984)	2,641

Net cash provided by operating activities	18,979	7,868

Cash flows from investing activities:
Proceeds from sale or maturity of held-to-maturity investments	43,695	70,497
Purchase of held-to-maturity investments	(43,779)	(66,479)
Capital expenditures	(3,379)	(2,271)
Purchase of long-term assets	(600)	(67)
Proceeds from the sale of property and equipment	44	—
Proceeds from the sale of Savvi business	—	360

Net cash (used in) provided by investing activities	(4,019)	2,040

Cash flows from financing activities:
Early extinguishments of convertible subordinated notes	(58,168)	(9,238)
Borrowings under revolving line of credit	13,000	—
Repayments on revolving line of credit	(13,000)	—
Principal payments on mortgage payable	—	(66)
Proceeds from issuance of common stock pursuant to employee benefit plans	7,804	3,570

Net cash used in financing activities	(50,364)	(5,734)

Effects of exchange rate changes	(97)	927

Net (decrease) increase in cash and cash equivalents	(35,501)	5,101
Cash and cash equivalents, beginning of period	149,925	33,138

Cash and cash equivalents, end of period	$114,424	$38,239

The accompanying notes are an integral part of these unaudited financial statements.

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

      For the three and nine month periods ended September 30, 2004, there have been no changes to these accounting policies.

Reclassifications

      Certain reclassifications have been made to amounts in prior years to conform to current year presentation. These changes had no effect on previously reported results of operations or shareholders’ equity.

Accrued Restructuring and Other Charges

      In July 2002, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that liabilities for costs associated with exit or disposal activities be recognized and measured initially at fair value in the period in which the liabilities are incurred. Because the Company has a history of paying severance benefits, the cost of severance benefits associated with a restructuring charge is recorded when such costs are probable and the amount can be reasonably estimated. For the year ended December 31, 2003 and for the nine months ended September 30, 2004, the Company recorded restructuring and other charges in accordance with the provisions of SFAS No. 146.

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

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) —  (Continued)

      As permitted under Oregon law, the Company has agreements whereby it indemnifies its officers, directors and certain finance employees for certain events or occurrences while the officer, director or employee is or was serving in such capacity at the request of the Company. The term of the indemnification period is for the officer’s, director’s or employee’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2004.

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

      The following is a summary of the change in the Company’s warranty liability for the nine months ended September 30, 2004 and 2003 (in thousands):

	For the Nine Months
	Ended September 30,

	2004	2003

Warranty liability balance, beginning of the period	$2,276	$1,553
Product warranty accruals	1,899	3,057
Adjustments for payments made	(2,490)	(2,046)

Warranty liability balance, end of the period	$1,685	$2,564

      The warranty liability balance is included in other accrued liabilities in the accompanying Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003. The Company offers fixed price support or maintenance contracts to some customers. Revenues from fixed price support or maintenance contracts were not significant to the Company’s operations for the periods reported.

Stock-Based Compensation

      The Company accounts for its stock-based compensation plans using the intrinsic value method and provides pro forma disclosures of net income (loss) and net income (loss) per common share as if the fair

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) —  (Continued)

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

      Had RadiSys accounted for these plans under the fair value method, the Company’s net income (loss) and pro forma net income (loss) per share would have been reported as follows (in thousands, except per share amounts):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2004	2003	2004	2003

Net income (loss)	$3,820	$2,270	$10,175	$(187)
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects	157	—	486	—
Deduct: Stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(1,414)	(1,038)	(4,866)	(3,830)

Pro forma net income (loss)	$2,563	$1,232	$5,795	$(4,017)

Net income (loss) per share:
Basic	$0.20	$0.13	$0.54	$(0.01)

Diluted	$0.20	$0.12	$0.52	$(0.01)

Pro forma basic	$0.13	$0.07	$0.31	$(0.23)

Pro forma diluted	$0.13	$0.07	$0.30	$(0.23)

      During the three and nine month periods ended September 30, 2004, the Company incurred $255 thousand and $788 thousand of stock-based compensation expense, respectively. The stock-based compensation expense was associated with shares issued pursuant to the Company’s 1996 Employee Stock Purchase Plan (“ESPP”). The Company incurred stock-based compensation expense because the original number of ESPP shares approved by the shareholders were insufficient to meet employee demand for an ESPP offering which was consummated in February 2003 and ended in August 2004. The Company subsequently received shareholder approval for additional ESPP shares in May 2003. The shares issued in the February 2003 ESPP offering in excess of the original number of ESPP shares approved at the beginning of the offering (the “shortfall”) triggers recognition of stock-based compensation expense under the intrinsic value method. The shortfall amounted to 138 thousand and 149 thousand shares in May 2004 and August 2004, respectively.

      The expense per share was calculated as the difference between 85% of the closing price of RadiSys shares as quoted on NASDAQ on the date that additional ESPP shares were approved (May 2003) and the February 2003 ESPP offering purchase price. Accordingly, the expense per share was calculated as the difference between $8.42 and $5.48. The shortfall of shares was dependent on the amount of contributions from participants enrolled in the February 2003 ESPP offering.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) —  (Continued)

      The Company recognized stock-based compensation expense as follows (in thousands):

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,

	2004	2003		2004	2003

Cost of sales	$101		$—	$182		$—
Research and development	92		—	343		—
Selling, general and administrative	62		—	263		—

	$255	$		$788	$

Recent Accounting Pronouncements

      In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” EITF No. 03-01 requires disclosures on investments in an unrealized loss position. The disclosures are designed to help financial statement users analyze a company’s unrealized losses on its investments and to enable them to better understand the basis for any management conclusion that the impairment is temporary. Quantitative and qualitative disclosures for investments accounted for under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” are effective for the first annual reporting period ending after December 15, 2003. All new disclosures related to cost method investments are effective for the annual reporting periods ending after June 15, 2004. Comparative information for the periods prior to the period of initial application is not required. As the Company’s estimating methodology for other-than-temporary impairment evaluations is consistent with EITF 03-01, the Company does not believe adoption will have a material impact on its consolidated financial statements.

      In September 2004, the EITF reached a consensus on EITF No. 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.” In October 2004, the FASB ratified EITF No. 04-08. EITF No. 04-08 requires companies to include in the calculation of diluted earnings per share shares underlying a convertible bond that includes a contingent conversion or “CoCo” feature. The Company’s 1.375% convertible senior notes, issued in November 2003, contain a CoCo feature. The provisions of EITF No. 04-08 will be effective for all periods ending after December 15, 2004, contingent upon the effective date of a proposed amendment to FASB No. 128, “Earnings per Share.” The proposed amendment to FASB No. 128 is anticipated to be effective for all periods ending after December 15, 2004. The provisions of EITF 04-08 will be applied retroactively, which would require companies to restate diluted earnings per share by applying the “If-Converted” method of accounting from the issuance date of the convertible bond.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) —  (Continued)

      The following table depicts the effect of EITF 04-08 for the quarterly periods in 2004 and the nine months ended September 30, 2004 (in thousands, except per share amounts):

	For the Three	For the Three	For the Three	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	March 31, 2004	June 30, 2004	September 30, 2004	September 30, 2004

Net income, as reported	$2,848	$3,507	$3,820	$10,175
Interest on convertible senior notes, net of tax benefit	281	263	276	820

Net income, diluted, as adjusted	$3,129	$3,770	$4,096	$10,995

Weighted average shares used to calculate net income per share, diluted, as reported	19,447	19,590	19,532	19,499
Effect of convertible senior notes	4,243	4,243	4,243	4,243

Weighted average shares used to calculate net income per share, diluted, as adjusted	23,690	23,833	23,775	23,742

Net income per share, diluted:
As reported	$0.15	$0.18	$0.20	$0.52

As adjusted	$0.13	$0.16	$0.17	$0.46

Note 2 —	Held-to-maturity Investments

      Held-to-maturity investments consisted of the following (in thousands):

	September 30,	December 31,
	2004	2003

Short-term held-to-maturity investments, including unamortized premium of $222 and $767, respectively	$38,608	$44,456

Long-term held-to-maturity investments, including unamortized premium of none and $442, respectively	$35,850	$30,992

      The Company invests excess cash in debt instruments of the U.S. Government and its agencies and those of high-quality corporate issuers. As of September 30, 2004, the Company’s long-term held-to-maturity investments had maturities ranging from 12.7 months to 33.0 months. The Company’s investment policy requires that the total investment portfolio, including cash and investments, not exceed a maximum weighted-average maturity of 18 months. In addition, the policy mandates that an individual investment must have a maturity of less than 36 months, with no more than 20% of the total portfolio exceeding 24 months. As of September 30, 2004, the Company was in compliance with its investment policy.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) —  (Continued)

Note 3 —	Accounts Receivable and Other Receivables

      Accounts receivable consists of trade accounts receivable. Accounts receivable balances consisted of the following (in thousands):

	September 30,	December 31,
	2004	2003

Accounts receivable, gross	$41,755	$33,399
Less: allowance for doubtful accounts	(893)	(1,301)

Accounts receivable, net	$40,862	$32,098

      The Company recorded no provisions for allowance for doubtful accounts during the nine months ended September 30, 2004 and 2003. Other receivables consists of non-trade receivables. At September 30, 2004, other receivables primarily consisted of a receivable for the sale of inventory to the Company’s China-based manufacturing partner. At December 31, 2003, other receivables primarily consisted of receivables related to subleasing arrangements for certain facilities.

Note 4 —	Inventories

      Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2004	2003

Raw materials	$23,660	$28,992
Work-in-process	2,415	1,472
Finished goods	2,619	5,119

	28,694	35,583
Less: inventory obsolescence reserves	(7,539)	(9,491)

Inventories, net	$21,155	$26,092

      During the three months ended September 30, 2004 and 2003, the Company recorded provision for excess and obsolete inventory of $605 thousand and $891 thousand, respectively. During the nine months ended September 30, 2004 and 2003, the Company recorded provision for excess and obsolete inventory of $2.1 million and $3.6 million, respectively.

      The following is a summary of the change in the Company’s excess and obsolete inventory reserve for the nine months ended September 30, 2004 and 2003 (in thousands):

	For the Nine Months
	Ended September 30,

	2004	2003

Inventory obsolescence reserve balance, beginning of the year	$9,491	$9,958
Usage:
Inventory scrapped	(1,433)	(1,474)
Inventory utilized	(2,625)	(1,771)

Subtotal — usage	(4,058)	(3,245)
Reserve provision	2,106	3,648

Remaining reserve balance, end of the quarter	$7,539	$10,361

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) —  (Continued)

Note 5 —	Goodwill

      During the nine months ended September 30, 2003 the Company recorded goodwill write-offs of $2.4 million associated with the sale of its Savvi business line. The goodwill write-off associated with the sale of the Savvi business line is included in loss from discontinued operations in the accompanying Consolidated Statements of Operations for the nine months ended September 30, 2003. See Note 14.

      The Company tests goodwill for impairment at least annually. Additionally, the Company assesses goodwill for impairment if any adverse conditions exist that would indicate an impairment. Conditions that would trigger an impairment assessment, include, but are not limited to, a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator. The Company is considered one reporting unit. As a result, to determine whether or not goodwill may be impaired, the Company compares its book value to its market capitalization. If the trading price or the average trading price of the Company’s common stock is below the book value per share for a sustained period, a goodwill impairment test will be performed by comparing book value to estimated market value. The Company’s book value per share was $9.50 at September 30, 2004. Additionally, the Company performs other tests, such as the multiple of revenues and present value of future cash flows to further validate the fair market value of its goodwill. The Company completed its annual goodwill impairment analysis as of September 30, 2004 and concluded that as of September 30, 2004, there was no goodwill impairment.

Note 6 —	Intangible Assets

      The following tables summarize details of the Company’s total purchased intangible assets (in thousands):

		Accumulated
	Gross	Amortization	Net

September 30, 2004
Existing technology	$2,415	$(1,379)	$1,036
Technology licenses	6,790	(4,715)	2,075
Patents	6,647	(5,550)	1,097
Trade names	736	(219)	517
Other	237	(237)	—

Total	$16,825	$(12,100)	$4,725

		Accumulated
	Gross	Amortization	Net

December 31, 2003
Existing technology	$2,415	$(1,146)	$1,269
Technology licenses	6,790	(3,584)	3,206
Patents	6,647	(5,255)	1,392
Trade names	736	(166)	570
Other	237	(237)	—

Total	$16,825	$(10,388)	$6,437

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) —  (Continued)

      The Company’s purchased intangible assets have lives ranging from 4 to 11 years. The Company performs reviews for impairment of all its purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of September 30, 2004, management concluded there was no indication of events or changes in circumstances indicating that the carrying amount of purchased intangible assets may not be recoverable. The estimated future amortization expense of purchased intangible assets as of September 30, 2004 is as follows (in thousands):

Estimated
Intangible
Amortization
For the Years Ending December 31,	Amount

2004 (remaining three months)	$515
2005	2,052
2006	726
2007	526
2008	250
Thereafter	656

Total	$4,725

Note 7 —	Accrued Restructuring and Other Charges

      Accrued restructuring and other charges consisted of the following (in thousands):

	September 30,	December 31,
	2004	2003

Third quarter 2004 restructuring	$416	$—
Second quarter 2002 restructuring	—	672
Fourth quarter 2001 restructuring	277	999
First quarter 2001 restructuring	—	1,149

Total	$693	$2,820

      The Company evaluates the adequacy of the accrued restructuring and other charges on a quarterly basis. As a result, the Company records certain reclassifications and reversals to the accrued restructuring and other charges based on the results of the evaluation. The total accrued restructuring and other charges for each restructuring event are not affected by reclassifications. Reversals are recorded in the period in which the Company determines that expected restructuring and other obligations are less than the amounts accrued.

Third Quarter 2004 Restructuring

      In August 2004, the Company announced that it plans to eliminate approximately 14 engineering and marketing positions in its Birmingham, UK office during the fourth quarter of 2004. The Company is planning to move the work currently done by these employees to other RadiSys offices. This action aligns with the Company’s focus to deliver more integrated solutions.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) —  (Continued)

      The following table summarizes the changes to the third quarter 2004 restructuring costs (in thousands):

	Employee
	Termination and	Property and	Other
	Related Costs	Equipment	Charges	Total

Restructuring and other costs	$410	$—	$18	$428
Expenditures	(3)	—	(9)	(12)
Reversals	—	—	—	—

Balance accrued as of September 30, 2004	$407	$—	$9	$416

      The Company expects to incur total restructuring and other charges of approximately $500 thousand associated with the third quarter 2004 restructuring event. Employee termination and related costs primarily includes employee severance. In connection with the third quarter 2004 restructuring event, the Company expects to incur employee termination and related costs of approximately $438 thousand; of which $410 thousand was recorded in the third quarter of 2004 with the remainder of $28 thousand expected to be recorded in the fourth quarter of 2004. Other charges include legal fees and human resource consulting fees. In connection with the third quarter 2004 restructuring event, the Company expects to incur other charges of approximately $33 thousand; of which $18 thousand was recorded in the third quarter of 2004 with the remainder of $15 thousand expected to be recorded in the fourth quarter of 2004. Additionally, the Company will incur additional costs to relocate property and equipment and may determine to write off certain property and equipment with a net book value of approximately $20 thousand. A provision or impairment charge for these costs will be recorded in the period in which they are incurred. The Company expects to complete these restructuring activities in the fourth quarter of 2004.

Second Quarter 2002 Restructuring

      The following table summarizes the changes to the second quarter 2002 restructuring costs (in thousands):

	Employee
	Termination and		Property and	Other
	Related Costs	Facilities	Equipment	Charges	Total

Restructuring costs	$2,606	$750	$530	$465	$4,351
Expenditures	(1,782)	(40)	—	(46)	(1,868)
Write-offs	—	—	(219)	—	(219)
Reclassifications	(35)	19	10	6	—
Reversals	(192)	(165)	(147)	—	(504)

Balance accrued as of December 31, 2002	597	564	174	425	1,760
Expenditures	(229)	(373)	—	(57)	(659)
Write-offs	—	—	(90)	(166)	(256)
Reclassifications	(368)	392	—	(24)	—
Reversals	—	(1)	(84)	(88)	(173)

Balance accrued as of December 31, 2003	—	582	—	90	672
Expenditures	—	(29)	—	—	(29)
Reversals	—	—	—	(90)	(90)

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) —  (Continued)

	Employee
	Termination and		Property and	Other
	Related Costs	Facilities	Equipment	Charges	Total

Balance accrued as of March 31, 2004	—	553	—	—	553
Expenditures	—	(51)	—	—	(51)
Expenditures — lease buy-out	—	(296)	—	—	(296)
Reversals	—	(206)	—	—	(206)

Balance accrued as of June 30, 2004	—	—	—	—	—
Expenditures	—	—	—	—	—
Reversals	—	—	—	—	—

Balance accrued as of September 30, 2004	$—	$—	$—	$—	$—

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

Fourth Quarter 2001 Restructuring

      The following table summarizes the changes to the fourth quarter 2001 restructuring costs (in thousands):

	Employee
	Termination and		Property and	Other
	Related Costs	Facilities	Equipment	Charges	Total

Restructuring costs	$914	$2,417	$463	$132	$3,926
Expenditures	(452)	—	—	—	(452)
Write-offs	—	—	(463)	—	(463)

Balance accrued as of December 31, 2001	462	2,417	—	132	3,011
Expenditures	(395)	(931)	—	(27)	(1,353)
Reversals	(67)	—	—	—	(67)

Balance accrued as of December 31, 2002	—	1,486	—	105	1,591
Expenditures	—	(576)	—	(14)	(590)
Reversals	—	(1)	—	(1)	(2)

Balance accrued as of December 31, 2003	—	909	—	90	999
Expenditures	—	(214)	—	(90)	(304)

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) —  (Continued)

	Employee
	Termination and		Property and	Other
	Related Costs	Facilities	Equipment	Charges	Total

Balance accrued as of March 31, 2004	—	695	—	—	695
Expenditures	—	(127)	—	—	(127)
Expenditures — lease buy-out	—	(53)	—	—	(53)
Reversals	—	(200)	—	—	(200)

Balance accrued as of June 30, 2004	—	315	—	—	315
Expenditures	—	(38)	—	—	(38)
Reversals	—	—	—	—	—

Balance accrued as of September 30, 2004	$—	$277	$—	$—	$277

      The accrual amount remaining as of September 30, 2004 represents mainly lease obligations relating to the facilities in Boca Raton, Florida expected to be paid monthly for the next 16 months. During the three months ended June 30, 2004, the Company bought out the remaining lease obligations for the Houston facility at a discount and reversed the remaining accruals related to the Houston facility in the amount of $37 thousand. The Company entered into subleasing arrangements for a portion of the remaining facilities vacated as a result of the fourth quarter 2001 restructuring event. During the three months ended June 30, 2004, the Company updated its analysis of the effect of the these subleasing arrangements on the fourth quarter 2001 restructuring accrual and as a result of this analysis reversed approximately $163 thousand.

First Quarter 2001 Restructuring

      The following table summarizes the changes to the first quarter 2001 restructuring costs (in thousands):

	Employee	Leasehold	Property
	Termination and	Improvements and	and	Capitalized	Other
	Related Costs	Facilities	Equipment	Software	Charges	Total

Restructuring costs	$2,777	$3,434	$2,460	$1,067	$105	$9,843
Expenditures	(2,545)	(378)	—	—	(46)	(2,969)
Write-offs	—	(113)	(2,460)	(1,067)	—	(3,640)

Balance accrued as of December 31, 2001	232	2,943	—	—	59	3,234
Expenditures	(232)	(679)	—	—	(10)	(921)
Write-offs	—	(627)	—	—	—	(627)
Reversals	—	—	—	—	(49)	(49)

Balance accrued as of December 31, 2002	—	1,637	—	—	—	1,637
Expenditures	—	(488)	—	—	—	(488)

Balance accrued as of December 31, 2003	—	1,149	—	—	—	1,149
Expenditures	—	(133)	—	—	—	(133)
Reversals	—	(90)	—	—	—	(90)

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) —  (Continued)

	Employee	Leasehold	Property
	Termination and	Improvements and	and	Capitalized	Other
	Related Costs	Facilities	Equipment	Software	Charges	Total

Balance accrued as of March 31, 2004	—	926	—	—	—	926
Expenditures	—	(161)	—	—	—	(161)
Expenditures — lease buy-out	—	(493)	—	—	—	(493)
Reversals	—	(272)	—	—	—	(272)

Balance accrued as of June 30, 2004	—	—	—	—	—	—
Expenditures	—	—	—	—	—	—
Reversals	—	—	—	—	—	—

Balance accrued as of September 30, 2004	$—	$—	$—	$—	$—	$—

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

      During the quarter ended March 31, 2004, the Company renewed its line of credit facility, which expires on March 31, 2005, for $20.0 million at an interest rate based upon the lower of the London Inter-Bank Offered Rate (“LIBOR”) plus 1.0% or the bank’s prime rate. The line of credit is collateralized by the Company’s non-equity investments and is reduced by any standby letters of credit. At September 30, 2004, the Company had a standby letter of credit outstanding related to one of its medical insurance carriers for $100 thousand. The market value of non-equity investments must exceed 125.0% of the borrowed facility amount, and the investments must meet specified investment grade ratings.

      As of September 30, 2004 and December 31, 2003, there were no outstanding balances on the standby letter of credit or line of credit and the Company was in compliance with all debt covenants.

Note 9 —	Long-Term Liabilities

Convertible Senior Notes

      During November 2003, the Company completed a private offering of $100 million aggregate principal amount of 1.375% convertible senior notes due November 15, 2023 to qualified institutional buyers. The discount on the convertible senior notes amounted to $3 million.

      Convertible senior notes are unsecured obligations convertible into the Company’s Common Stock and rank equally in right of payment with all existing and future obligations that are unsecured and unsubordinated. Interest on the senior notes accrues at 1.375% per year and is payable semi-annually on May 15 and November 15. The convertible senior notes are payable in full in November 2023. The notes are

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) —  (Continued)

convertible, at the option of the holder, at any time on or prior to maturity under certain circumstances, unless previously redeemed or repurchased, into shares of the Company’s Common Stock at a conversion price of $23.57 per share, which is equal to a conversion rate of 42.4247 shares per $1,000 principal amount of notes. The notes are convertible prior to maturity into shares of the Company’s Common Stock under certain circumstances that include but are not limited to (i) conversion due to the closing price of the Company’s Common Stock on the trading day prior to the conversion date reaching 120% or more of the conversion price of the notes on such trading date and (ii) conversion due to the trading price of the notes falling below 98% of the conversion value. Upon conversion the Company will have the right to deliver, in lieu of Common Stock, cash or a combination of cash and Common Stock. The Company may redeem all or a portion of the notes at its option on or after November 15, 2006 but before November 15, 2008 provided that the closing price of the Company’s Common Stock exceeds 130% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of the notice of the provisional redemption. On or after November 15, 2008, the Company may redeem the notes at any time. On November 15, 2008, November 15, 2013, and November 15, 2018, holders of the convertible senior notes will have the right to require the Company to purchase, in cash, all or any part of the notes held by such holder at a purchase price equal to 100% of the principal amount of the notes being purchased, together with accrued and unpaid interest and additional interest, if any, up to but excluding the purchase date. The accretion of the discount on the notes is calculated using the effective interest method.

      As of September 30, 2004 and December 31, 2003 the Company had outstanding convertible senior notes with a face value of $100 million. As of September 30, 2004 and December 31, 2003 the book value of the convertible senior notes was $97.1 million and $97.0 million respectively, net of unamortized discount of $2.9 million and $3.0 million, respectively. Amortization of the discount on the convertible senior notes was $32 thousand for the three months ended September 30, 2004 and $100 thousand for the nine months ended September 30, 2004. The estimated fair value of the convertible senior notes was $90.1 million and $98.0 million at September 30, 2004 and December 31, 2003, respectively.

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

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) —  (Continued)

      In the three months ended March 31, 2003, the Company repurchased $10.3 million principal amount of the convertible subordinated notes, with an associated discount of $212 thousand. The Company repurchased the notes in the open market for $9.2 million and, as a result, recorded a gain of $825 thousand.

      As of September 30, 2004 and December 31, 2003 the Company had outstanding convertible subordinated notes with a face value of $10.0 million and $68.7 million, respectively. As of September 30, 2004 and December 31, 2003 the book value of the convertible subordinated notes was $9.9 million and $67.6 million, respectively, net of amortized discount of $137 thousand and $1.2 million, respectively. Amortization of the discount on the convertible subordinated notes was $11 thousand and $70 thousand for the three months ended September 30, 2004 and 2003, respectively, and $129 thousand and $212 thousand, for the nine months ended September 30, 2004 and 2003, respectively. The estimated fair value of the convertible subordinated notes was $9.9 million and $65.7 million at September 30, 2004 and December 31, 2003, respectively.

      The aggregate maturities of long-term liabilities for each of the years in the five year period ending December 31, 2008 and thereafter are as follows (in thousands):

	Convertible	Convertible
	Senior	Subordinated
For the Years Ending December 31,	Notes	Notes

2004 (remaining three months)	$—	$—
2005	—	—
2006	—	—
2007	—	9,993
2008(1)	100,000	—
Thereafter	—	—

	100,000	9,993
Less: unamortized discount	(2,885)	(137)
Less: current portion	—	—

Long-term liabilities	$97,115	$9,856

(1)	On or after November 15, 2008, the Company may redeem the Convertible Senior Notes at any time. On November 15, 2008, November 15, 2013, and November 15, 2018, holders of the convertible senior notes will have the right to require the Company to purchase, in cash, all or any part of the notes held by such holder at a purchase price equal to 100% of the principal amount of the notes being purchased, together with accrued and unpaid interest and additional interest, if any, up to but excluding the purchase date.

Mortgage Payable

      Through the purchase of Microware in 2001, RadiSys assumed a long-term mortgage payable that was secured by Microware’s facility and by real estate in Des Moines, Iowa. During the nine months ended September 30, 2003, the Company paid $66 thousand of principal on the mortgage payable along with interest at 7.46%. In December 2003, the Company sold the Des Moines, Iowa facility. As a result, the Company paid the mortgage payable in full.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) —  (Continued)

Note 10 —	Basic and Diluted Income (Loss) Per Share

      A reconciliation of the numerator and the denominator used to calculate basic and diluted income (loss) per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Numerator — Basic
Income from continuing operations, basic	$3,820	$2,270	$10,175	$4,492

Discontinued operations related to Savvi business:
Loss from discontinued operations	—	—	—	(4,679)
Income tax benefit	—	—	—	—

Net income (loss), basic	$3,820	$2,270	$10,175	$(187)

Numerator — Diluted
Income from continuing operations, basic	3,820	2,270	10,175	4,492
Interest on convertible notes(1)	—	—	—	—

Income from continuing operations, diluted	$3,820	$2,270	$10,175	$4,492

Net income (loss), basic	3,820	2,270	10,175	(187)
Interest on convertible notes(1)	—	—	—	—

Net income (loss), diluted	$3,820	$2,270	$10,175	$(187)

Denominator — Basic
Weighted average shares used to calculate income per share from continuing operations and net income (loss) per share, basic	19,032	17,956	18,784	17,804
Denominator — Diluted
Weighted average shares used to calculate income per share from continuing operations and net income (loss) per share, basic	19,032	17,956	18,784	17,804
Effect of dilutive stock options(2)	500	727	715	410

Weighted average shares used to calculate income per share from continuing operations and net income (loss) per share, diluted	19,532	18,683	19,499	18,214

Income per share from continuing operations:
Basic	$0.20	$0.13	$0.54	$0.25

Diluted	$0.20	$0.12	$0.52	$0.25

Net income (loss) per share:
Basic	$0.20	$0.13	$0.54	$(0.01)

Diluted	$0.20	$0.12	$0.52	$(0.01)

(1)	Interest on convertible notes and related as-if converted shares were excluded from the calculation as the effect would be anti-dilutive. As of September 30, 2004 and 2003, the total number of as-if converted

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) —  (Continued)

shares excluded from the calculation associated with the convertible subordinated notes was 147 thousand and 1.0 million. During 2003, the Company issued 1.375% Senior Convertible Notes with a face value or principal amount of $100 million. The notes are convertible prior to maturity into shares of common stock under certain circumstances that include but are not limited to (i) conversion due to the closing price of the Company’s common stock on the trading day prior to the conversion date reaching 120% or more of the conversion price of the notes on such trading date and (ii) conversion due to the trading price of the notes falling below 98% of the conversion value. The conversion price is $23.57 per share, which is equal to a conversion rate of 42.4247 shares per $1,000 principal amount of notes. The closing price as reported on NASDAQ on November 2, 2004 was $13.65 per share or 58.0% of the conversion price. As of September 30, 2004, the total number of as-if converted shares excluded from the earnings per share calculation associated with the convertible senior notes was 4.2 million. See Note 1 “Recent Accounting Pronouncements” for the potentially dilutive effect of the convertible senior notes on earnings per share, as presented, and Note 9.

(2)	For the three months ended September 30, 2004 and 2003, options amounting to 2.7 million and 2.0 million were excluded from the calculation as the exercise prices were higher than the average market price of the common shares; therefore, the effect would be anti-dilutive. For the nine months ended September 30, 2004 and 2003, options amounting to 1.7 million and 3.0 million were excluded from the calculation as the exercise prices were higher than the average market price of the common shares; therefore, the effect would be anti-dilutive.

Note 11 —	Income Taxes

      The Company’s effective tax rate was 25% in the second quarter of 2004 compared to 12.1% in the third quarter of 2004. The decrease in the effective tax rate between the second and third quarter of 2004 was due to an increase in the full year 2004 projection of certain income earned in foreign jurisdictions, which is taxed at a lower tax rate. The Company recorded a year-to-date true-up in the third quarter of 2004 to bring its income tax provision in line with the new full-year estimate. The Company’s effective tax rate for the three and nine months ended September 30, 2004 differs from the statutory rate primarily due to tax benefits related to certain foreign sales and other permanent differences. The Company’s effective tax rate for the three and nine months ended September 30, 2003 differed from the statutory rate due to tax benefits related to certain foreign sales, tax credits and other permanent differences.

      On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the “Act”). One of the key provisions of the Act includes a repeal of the extraterritorial income exclusion with certain transitional rules. In its place, the Act provides a relief provision for domestic manufacturers by providing a new domestic manufacturing deduction. The Act also includes a temporary incentive for U.S. multinationals to repatriate foreign earnings and other international tax reforms designed to improve the global competitiveness of U.S. multinationals. The Company is currently evaluating the impact of the Act on its effective tax rate, cash flows and financial statements.

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

      The Company is one operating segment according to the provisions of SFAS No. 131.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) —  (Continued)

      Information about the Company’s geographic revenues and long-lived assets by geographical area is as follows (in thousands):

Geographic Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Revenue
North America	$26,865	$25,172	$81,717	$80,867
Europe, the Middle East, and Africa (“EMEA”)	30,607	21,894	90,242	59,364
Asia Pacific	4,274	3,096	11,155	7,233

Total	$61,746	$50,162	$183,114	$147,464

Long-lived assets by Geographic Area

	September 30,	December 31,
	2004	2003

Property and equipment, net
United States	$12,429	$14,083
EMEA	354	191
Asia Pacific	1,143	310

	$13,926	$14,584

Goodwill
United States	$27,521	$27,521
EMEA	—	—
Asia Pacific	—	—

	$27,521	$27,521

Intangible assets, net
United States	$4,725	$6,437
EMEA	—	—
Asia Pacific	—	—

	$4,725	$6,437

      Two customers accounted for more than 10% of total revenues in the three and nine months ended September 30, 2004 and 2003. These customers accounted for the following percentages of total revenue:

	For the Three		For the Nine
	Months		Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

Nokia	29.8%	20.9%	27.2%	17.7%
Nortel	11.3%	18.1%	15.2%	18.8%

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) —  (Continued)

      As of September 30, 2004 and December 31, 2003 the following customers accounted for more than 10% of accounts receivable. These customers accounted for the following percentages of accounts receivable:

	September 30,	December 31,
	2004	2003

Nokia	30.1%	21.8%
Nortel	*	17.9%
IBM	*	10.0%

*	Accounted for less than 10% of accounts receivable.

Note 13 —	Legal Proceedings

      In the normal course of business, the Company periodically becomes involved in litigation. As of September 30, 2004, management believes that the Company had no pending litigation that would have a material effect on the Company’s financial position, results of operations, or cash flows.

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

      On March 1, 2004, according to the provisions of the shareholder approved stock option exchange program, options to purchase 397,531 shares were granted under the 2001 Nonqualified Stock Option Plan at an exercise price of $21.28 per share. These options will become fully exercisable two and one-half years after the date of the grant with 33.33% of the total option shares becoming exercisable six months after the date of the grant and in monthly increments equal to approximately 2.78% of the total option shares for the remaining 24 months.

Note 16 —	Subsequent Events

      On October 28, 2004, the Company announced that it expects to record a restructuring charge in the fourth quarter of 2004 to continue its alignment of skills required to develop, sell and support more advanced embedded platforms and solutions. The expected restructuring will also include a reduction in the Company’s internal manufacturing operations given the positive progress by the Company on its global manufacturing outsourcing initiative. The restructuring charge is expected to include severance expenses for 55 to 65 employees and is estimated to be between $1.0 million and $1.5 million, which will be paid out in the next two quarters. The Company expects to continue hiring new employees to expand the skills necessary to execute on its stated strategy.

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

End Markets

      We provide advanced embedded solutions to three distinct markets:

•	Commercial Systems — The commercial systems market includes the following sub-markets: medical equipment, transaction terminals, test and measurement equipment, semiconductor capital equipment and manufacturing capital equipment. Examples of products into which our embedded solutions are incorporated include 4D ultrasound systems, blood analyzers, CT scanners, ATM terminals, point of sale terminals, high-end test equipment and electronics assembly equipment.

•	Enterprise Systems — The enterprise systems market includes storage systems, network security, datacom, IT infrastructure, enterprise networking and communications equipment. The enterprise systems market includes embedded compute, processing and networking systems used in private enterprise IT infrastructure. Examples of products that our embedded solutions are used in include blade-based servers, unified messaging systems, IP-enabled PBX systems, storage systems and local area network interface input/ output (“I/O”) cards.

•	Service Provider Systems — The service provider systems market includes the following sub-markets: public network infrastructure, such as wireless networks, enhanced services and advanced messaging. The service provider systems market includes embedded communication systems that are used in voice, video and data systems within public network systems. Examples of these products include 2, 2.5 and 3G wireless infrastructure, wireline infrastructure, packet-based switches and unified messaging products.

Market Drivers

      We believe there are a number of fundamental drivers for growth in the embedded systems market, including:

•	Increasing focus by system makers to provide higher value systems by focusing their internal development efforts on their key areas of competency and combining their internal development efforts with merchant-supplied platforms from partners like RadiSys to deliver a complete system with a time-to-market advantage and a lower total cost of ownership.

•	Increasing levels of programmable, intelligent and networked functionality embedded in a variety of systems, including systems for monitoring and control, real-time information processing and high-bandwidth network connectivity.

•	Increasing demand for standards-based solutions, such as ATCA, that motivates system makers to discontinue developing their own proprietary architectures.

•	The emergence of new technologies such as switch fabrics, network I/ O cards, packet processing, network processing and voice processing, following the embedded systems model.

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

      In the following discussion of our financial condition and results of operations, we intend to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements for the three and nine months ended September 30, 2004 compared to same periods in 2003, and the primary factors that accounted for those changes.

      Certain statements made in this section of the report may be deemed to be forward-looking statements. Please see the information contained in the section entitled “FORWARD-LOOKING STATEMENTS.”

Overview

      Total revenue was $61.7 million and $50.2 million for the three months ended September 30, 2004 and 2003, respectively. Total revenue was $183.1 million and $147.5 million for the nine months ended September 30, 2004 and 2003, respectively. As of September 30, 2004 and December 31, 2003, backlog was approximately $26.2 million and $31.8 million, respectively. We include all purchase orders scheduled for delivery within 12 months in backlog. The increase in revenues for the three and nine months ended September 30, 2004 compared to the same periods in 2003 reflects our position in a number of diverse and improving end markets. The increase in revenues for the three and nine months ended September 30, 2004 compared to the same periods in 2003 was primarily attributable to sales volume increases driven by improved infrastructure capital spending in our end markets and new products that were completed in 2003 ramping into production in 2004.

      We are executing our strategy of shifting our business from predominately custom-designed solutions to more turn-key standard solutions, such as Advanced Telecommunication Architecture (“ATCA”), but no assurance can be given that this strategy will be successful. We believe this will allow us to provide a broader set of products and building blocks to take to market which will grow the base of products to fill our customers’ needs. We have begun to shift our strategy because new technologies and architectures such as Linux and ATCA are enabling our customers to outsource the development and production of a larger share of their proprietary systems. We are investing in a portfolio of ATCA solutions and announced our first ATCA product in the second quarter of 2004. Our new ATCA-1000 carrier card enables customers to flexibly incorporate a wide range of functionality into their systems, including switching, I/O, signaling, and advanced processing. With the ATCA-1000, customers can bring new features to market more quickly and at a lower total cost. In addition, in the second quarter of 2004 we performed a technology demonstration of our ATCA-compliant module using the Intel ®IXP2850 network processor. When introduced, this product would be a flexible data plane packet processing platform that can support line rates of up to 10 Gigabits per second. Using programmable network processors, equipment makers will be able to bring new systems to market faster, with more flexibility and with better price performance than using the traditional ASIC model. In October 2004, we launched the PromentumTM family of ATCA-compliant products. We also established the RadiSys Alliance Program which will be composed of component and solutions providers that provide technology solutions and services that enhance our ATCA products. We intend to expand our new product offerings in ATCA, in network processors, and in other turn-key and reusable platforms and building blocks that will enable our customers to offer more complete solutions and faster time to market.

      Income from continuing operations was $3.8 million and $2.3 million for the three months ended September 30, 2004 and 2003, respectively. Income per share from continuing operations was $0.20, basic and diluted, for the three months ended September 30, 2004 compared to income per share from continuing operations of $0.13 and $0.12, basic and diluted, respectively, for the three months ended September 30, 2003. Income from continuing operations was $10.2 million and $4.5 million for the nine months ended September 30, 2004 and 2003, respectively. Income per share from continuing operations was $0.54 and $0.52, basic and diluted, respectively, for the nine months ended September 30, 2004 compared to income per share from continuing operations of $0.25, basic and diluted, for the nine months ended September 30, 2003. The increase in income from continuing operations for the three and nine months ended September 30, 2004 compared to the same periods in 2003 was primarily due to increasing our revenues and gross margins without proportionately increasing our operating expenses. We have engaged in several actions that have further improved our profitability and have resulted in higher margins and lower operating expenses as a percentage of revenues for the three and nine months ended September 30, 2004 compared to the same periods in 2003. These actions included increasing the level of outsourced manufacturing to further control product costs, implementing a plan to reduce material costs, and initiating other operating cost cutting and control measures, including office closures and tighter controls on discretionary spending.

      Net income was $3.8 million and $2.3 million for the three months ended September 30, 2004 and 2003, respectively. Net income per share was $0.20, basic and diluted, for the three months ended September 30, 2004 compared to net income per share of $0.13 and $0.12, basic and diluted, respectively, for the three months ended September 30, 2003. Net income was $10.2 million for the nine months ended September 30, 2004 compared to a net loss of $187 thousand for the nine months ended September 30, 2003. Net income per share was $0.54 and $0.52, basic and diluted, respectively, for the nine months ended September 30, 2004 compared to net loss per share of $0.01, basic and diluted, for the nine months ended September 30, 2003. During the first quarter of 2003 we completed the sale of our Savvi business which allowed us to focus on our core embedded systems business within our three primary markets. The total $4.7 million loss from discontinued operations recorded in the first quarter of 2003 includes the $4.3 million loss on the sale of the Savvi business as well as $393 thousand of net losses incurred by the business unit during the quarter.

      In August 2004, we announced plans to eliminate approximately 14 engineering and marketing positions in our Birmingham, UK office during the fourth quarter of 2004. We are planning to move the work currently done by these employees to other RadiSys offices. This action aligns with our focus to deliver more integrated solutions.

      On October 28, 2004, we announced that we expect to record a restructuring charge in the fourth quarter of 2004 to continue our alignment of skills required to develop, sell and support more advanced embedded platforms and solutions. The expected restructuring will also include a reduction in our internal manufacturing operations given the positive progress on our global manufacturing outsourcing initiative. The restructuring charge is expected to include severance expenses for 55 to 65 employees and is estimated to be between $1.0 million and $1.5 million, which will be paid out in the next two quarters. We expect to continue hiring new employees to expand the skills necessary to execute on our stated strategy.

      We have also begun to invest in emerging markets such as China. We continue to ramp up hiring of engineers for our Shanghai R&D center. We have product being built by our strategic manufacturing partner’s China-based facilities and we expect to increase this activity in the fourth quarter of 2004. We have hired employees in this geography to support this initiative. We have also hired sales and marketing support personnel in this geography to increase our focus on selling product into this region.

      We expect a combined overall increase in research and development and sales, marketing and administrative expenses of approximately $250 thousand for the fourth quarter of 2004 compared to the third quarter of 2004 primarily related to investments in research and development and some additional marketing activities that support our strategy of shifting our business from predominately custom-designed solutions to more turn-key standard solutions.

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

      In the second quarter of 2004, we bought out the remaining lease obligations for the Houston facility at a discount. The Houston facility was vacated as a result of the second quarter of 2002, fourth quarter of 2001 and first quarter of 2001 restructuring events.

      During the three and nine months ended September 30, 2004, we incurred $255 thousand and $788 thousand of stock-based compensation expense, respectively. The stock-based compensation expense was associated with shares issued pursuant to the Company’s 1996 Employee Stock Purchase Plan (“ESPP”). We incurred stock-based compensation expense because the original number of ESPP shares approved by the shareholders was insufficient to meet employee demand for an ESPP offering which was consummated in February 2003 and ended in August 2004. We subsequently received shareholder approval for additional ESPP shares in May 2003. For the fourth quarter of 2004, we estimate stock-based compensation expense to amount to approximately $53 thousand. After the fourth quarter of 2004, we currently do not anticipate incurring stock-based compensation expense associated with our ESPP under the intrinsic value method.

      Cash and cash equivalents and investments amounted to $188.9 million and $225.4 million at September 30, 2004 and December 31, 2003, respectively. The decrease in cash and cash equivalents and investments during the nine months ended September 30, 2004, was primarily due to repurchasing $58.8 million principal amount of the convertible subordinated notes in the open market for $58.2 million partially offset by cash from operations in the amount of $19.0 million. We generated net cash from operations in excess of net income in the nine months ended September 30, 2004. In the nine months ended September 30, 2004 compared to the same period in 2003, we continue to improve our cash cycle time, primarily by increasing inventory turns. Management believes that cash flows from operations, available cash and investment balances, and short-term borrowings will be sufficient to fund our operating liquidity needs for the short-term and long-term. In 2004, we received board authorization to repurchase all remaining convertible subordinated notes. We may elect to use a portion of the cash and cash equivalents and investment balances to buy back additional amounts of the convertible subordinated notes.

Critical Accounting Policies and Estimates

      The Company reaffirms its critical accounting policies and use of estimates as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations

      The following table sets forth certain operating data as a percentage of revenues for the three and nine months ended September 30, 2004 and 2003.

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Revenues	100%	100%	100%	100%
Cost of sales	67.5	67.9	67.8	68.0

Gross margin	32.5	32.1	32.2	32.0
Research and development	11.4	11.4	11.2	11.5
Selling, general and administrative	12.5	13.1	12.6	13.5
Intangible assets amortization	0.8	1.5	0.9	1.6
Restructuring and other charges (reversals)	0.7	—	(0.2)	1.2

Income from operations	7.1	6.1	7.7	4.2
(Loss) gain on repurchase of convertible subordinated notes	—	—	(0.2)	0.6
Interest expense	(0.9)	(2.3)	(1.6)	(2.4)
Interest income	1.3	1.1	1.3	1.3
Other expense, net	(0.5)	(0.4)	(0.2)	(0.7)

Income from continuing operations before income tax provision	7.0	4.5	7.0	3.0
Income tax provision	0.8	—	1.4	—

Income from continuing operations	6.2	4.5	5.6	3.0
Discontinued operations related to Savvi business:
Loss from discontinued operations	—	—	—	(3.1)

Net income (loss)	6.2%	4.5%	5.6%	(0.1)%

Comparison of Three and Nine Months Ended September 30, 2004 and 2003

      Revenues. Revenues increased by $11.6 million or 23.1%, from $50.2 million in the three months ended September 30, 2003 to $61.7 million in the three months ended September 30, 2004. Revenues increased by $35.7 million or 24.2%, from $147.5 million in the nine months ended September 30, 2003 to $183.1 million in the nine months ended September 30, 2004. Included in the revenues in the first quarter of 2004, is a $3.1 million end of life component inventory sale to one of our major customers. The inventory sale was recorded as revenue but did not generate any gross profit since the inventory was sold at cost. As of September 30, 2004 and December 31, 2003, backlog was approximately $26.2 million and $31.8 million, respectively. Generally, the increase in revenues for the three and nine months ended September 30, 2004 compared to the same periods in 2003 are attributable to sales volume increases in the end markets as described below.

      The increase in revenues for the three months ended September 30, 2004 compared to the same period in 2003, is due to an increase in revenues in the service provider systems, commercial systems and enterprise systems markets of $6.8 million, $3.4 million and $1.3 million, respectively. The increase in revenues for the nine months ended September 30, 2004 compared to the same period in 2003, is due to an increase in revenues in the service provider systems, commercial systems and enterprise systems markets of $23.9 million, $6.2 million and $5.6 million, respectively. The $3.1 million end of life component inventory sale to one of our major customers was included the service provider systems market revenues in the first quarter of 2004.

      Revenues in the service provider systems market increased in the three and nine months ended September 30, 2004 compared to the same periods in 2003, primarily due to increased shipments of our wireless infrastructure products.

      Revenues in the commercial systems market increased in the three and nine months ended September 30, 2004 compared to the same periods in 2003, primarily due to increased sales in the test and measurement, medical equipment, and industrial automation sub-markets, partially offset by a decrease in the transaction terminals sub-market.

      Revenues in the enterprise systems market increased in the three and nine months ended September 30, 2004 compared to the same periods in 2003, primarily due to increased sales to the IP-PBX sub-market.

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

      From a geographic perspective, for the three months ended September 30, 2004 compared to the same period in 2003 the overall increase in revenues was concentrated in EMEA, which experienced an increase in revenues of $8.7 million. For the nine months ended September 30, 2004 compared to the same period in 2003, the overall increase in revenues was concentrated in EMEA which experienced an increase in revenues of $30.9 million. The increase in the revenues in EMEA for the three and nine months ended September 30, 2004, compared to the same periods in 2003, is primarily attributable to sales of wireless infrastructure products to Nokia. Included in EMEA, revenues in the first quarter of 2004, is the $3.1 million end of life component inventory sale to one of our major customers. We currently expect continued quarterly fluctuations in the percentage of revenue from each geographic region.

      Gross Margin. Gross margin for the three months ended September 30, 2004 was 32.5% compared to 32.1% for the same period in 2003. Gross margin for the nine months ended September 30, 2004 was 32.2% compared to 32.0% for the same period in 2003. For the three and nine months ended September 30, 2004, cost of sales includes $101 thousand and $182 thousand of stock-based compensation expense, respectively, which is discussed in “Stock-based Compensation Expense” below.

      The increase in gross margin as a percentage of revenues for the three and nine months ended September 30, 2004 compared to the same periods in 2003, is primarily attributable a decrease in the excess and obsolete (“E&O”) inventory reserve requirements as a percentage of revenues. The E&O reserve requirements decreased as a percentage of revenues primarily because during the fourth quarter of 2003, we revised the E&O reserve calculation. We previously estimated the required reserve for excess inventory based on a forward projection of excess material beyond 12 months demand. The revised process combines the historical view of demand over the prior six months with a prospective view of demand over 12 months. We tested the revised method against prior periods and found it to be a better indicator of excess inventory. Additionally, the E&O inventory reserve requirements have decreased due to increasing demand and consumption for some of our older products. Warranty expenses have also decreased as a percentage of revenues due to a few unique, specifically-identified warranty-related issues that made up a large portion of the warranty expense for the nine months ended September 30, 2003. The decreases in the E&O inventory reserves and warranty reserves as a percentage of revenues for the three and nine months ended September 30, 2004 compared to same periods in 2003 were partially offset by an increase in other cost of sales as a percentage of revenues attributable to a higher percentage of revenues coming from lower margin products. Our long-term gross margin target range continues to be 32% to 35%, excluding any impact from stock-based compensation expense that would result from the implementation of a proposed accounting standard that would require the recognition of stock-based compensation expense associated with employee stock options expected to be effective in the latter half of 2005. Among other factors, our long-term gross margin range is dependent upon successful execution of our outsourcing strategy.

      Research and Development. Research and development expenses consist primarily of salary, bonuses, and benefits for product development staff, and cost of design and development supplies and equipment, net of reimbursements for non-recurring engineering services. Research and development expenses increased $1.3 million, or 23.5%, from $5.7 million for the three months ended September 30, 2003 to $7.0 million for the three months ended September 30, 2004. Research and development expenses increased $3.5 million, or 20.9%, from $17.0 million for the nine months ended September 30, 2003 to $20.5 million for the nine months ended September 30, 2004. For the three and nine months ended September 30, 2004, research and development expenses include $92 thousand and $343 thousand of stock-based compensation expense which is discussed in “Stock-based Compensation Expense” below. The increase in research and development expenses in the three and nine months ended September 30, 2004 compared to the same periods in 2003 is due mainly to an increase in payroll-related expenses, fees to outside contractors, and other costs associated with research and development programs, including materials for prototypes and beta versions of our products. Payroll-related expenses increased due to additional personnel focused on research and development efforts, merit-related salary increases and profit-dependent compensation expenses. During the first three quarters of 2004, we increased our investment in the development of turn-key standard platforms, such as ATCA. Fees to outside contractors increased as we were working to meet several project deadlines. We expect to continue to incur fees for outside contractors as we execute on our strategy to develop turn-key standard platforms. We completed the infrastructure and entity establishment work for our Shanghai research and development design center, and in the three and nine months ended September 30, 2004 we began hiring additional staff for the design center. Our long-term target for research and development expenses continues to be 10-12% of revenues, excluding any impact from stock-based compensation expense that would result from the implementation of a proposed accounting standard that would require the recognition of stock-based compensation expense associated with employee stock options expected to be effective in the latter half of 2005.

      Selling, General, and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of salary, commissions, bonuses and benefits for sales, marketing, executive, and administrative personnel, as well as the costs of professional services and costs of other general corporate activities. SG&A expenses increased $1.2 million, or 17.7%, from $6.6 million for the three months ended September 30, 2003 to $7.7 million for the three months ended September 30, 2004. SG&A expenses increased $3.2 million, or 16.0%, from $19.9 million for the nine months ended September 30, 2003 to $23.1 million for the nine months ended September 30, 2004. For the three and nine months ended September 30, 2004, SG&A expenses included $62 thousand and $263 thousand of stock-based compensation expense, respectively, which is discussed in “Stock-based Compensation Expense” below. The increase in SG&A expenses in the three and nine months ended September 30, 2004, compared to the same periods in 2003 is primarily attributable to an increase in payroll-related expenses, costs associated with the implementation of the Sarbanes-Oxley Act, costs associated with establishing our presence in China and an increase in sales and marketing expenses. Payroll-related expenses have increased primarily due to merit-related salary increases and profit-dependent compensation expenses. Costs associated with the implementation of the Sarbanes-Oxley Act include fees to outside contractors and service providers. Costs associated with establishing our presence in China include legal fees and other administrative costs. Sales and marketing activities have increased to support our increasing investment in turn-key standard platforms. We are executing on our strategy of shifting our business from a predominately custom-designed product business to one where we provide more turn-key standard solutions for our customers, but no assurance can be given that this strategy will be successful. SG&A expenses for the nine months ended September 30, 2004 also includes $614 thousand associated with a potential acquisition that was ultimately abandoned. Our long-term goal for SG&A expenses is 10-12% of revenues, excluding any impact from stock-based compensation expense that would result from the implementation of a proposed accounting standard that would require the recognition of stock-based compensation expense associated with employee stock options expected to be effective in the latter half of 2005.

      Stock-based Compensation Expense. During the three and nine months ended September 30, 2004, we incurred $255 thousand and $788 thousand of stock-based compensation expense, respectively. The stock-based compensation expense was associated with shares issued pursuant to our 1996 Employee Stock Purchase Plan (“ESPP”). We incurred stock-based compensation expense because the original number of ESPP shares approved by the shareholders was insufficient to meet employee demand for an ESPP offering which was consummated in February 2003 and ended in August 2004. We subsequently received shareholder approval for additional shares for additional ESPP shares in May 2003. The shares issued in the February 2003 ESPP offering in excess of the original number of ESPP shares approved at the beginning of the offering (the “shortfall”) triggers recognition of stock-based compensation expense under the intrinsic value method. The shortfall amounted to 138 thousand and 149 thousand shares in May 2004 and August 2004, respectively.

      The expense per share was calculated as the difference between 85% of the closing price of RadiSys shares as quoted on NASDAQ on the date that additional ESPP shares were approved (May 2003) and the February 2003 ESPP offering purchase price. Accordingly, the expense per share was calculated as the difference between $8.42 and $5.48. The shortfall of shares was dependent on the amount of contributions from participants enrolled in the February 2003 ESPP offering.

      We recognized stock-based compensation expense as follows (in thousands):

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,

	2004	2003		2004	2003

Cost of sales	$101		$—	$182		$—
Research and development	92		—	343		—
Selling, general and administrative	62		—	263		—

	$255	$		$788	$

      For the fourth quarter of 2004, we estimate stock-based compensation expense recognized under the intrinsic value method to amount to approximately $53 thousand and will be associated with cost of sales. After the fourth quarter of 2004, we currently do not anticipate incurring stock-based compensation expense associated with our ESPP under the intrinsic value method.

      Intangible Assets Amortization. Intangible assets consist of purchased technology, patents and other identifiable intangible assets. Intangible assets amortization expense was $515 thousand and $765 thousand for the three months ended September 30, 2004 and 2003, respectively. Intangible assets amortization expense was $1.7 million and $2.3 million for the nine months ended September 30, 2004 and 2003, respectively. Intangible assets amortization decreased due to certain intangible assets becoming fully amortized during the first and second quarters of 2004. Goodwill and all other intangible assets have been and will periodically be evaluated for impairment. We perform reviews for impairment of goodwill and all purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We completed our annual goodwill and other intangible assets impairment analysis as of September 30, 2004 and concluded that as of September 30, 2004, there was no goodwill or intangible assets impairment. We are required under certain circumstances, to update our impairment analysis, which may result in losses on acquired goodwill and intangible assets.

      Restructuring and Other Charges (Reversals). We evaluate the adequacy of the accrued restructuring and other charges on a quarterly basis. As a result, we record certain reclassifications and reversals to the accrued restructuring and other charges based on the results of the evaluation. The total accrued restructuring and other charges for each restructuring event are not affected by reclassifications. Reversals are recorded in the period in which we determine that expected restructuring and other obligations are less than the amounts accrued. Tables summarizing the activity in the accrued liability for each restructuring event are contained in Note 7 of the Notes to the Unaudited Consolidated Financial Statements. During the first nine months of 2004 and 2003, we recorded restructuring and other charges and reversals as described below.

Third Quarter 2004 Restructuring

      In August 2004, we announced that plans to eliminate approximately 14 engineering and marketing positions in our Birmingham, UK office during the fourth quarter of 2004. We are planning to move the work currently done by these employees to other RadiSys offices. This action aligns with our focus to deliver more integrated solutions. We expect to incur total restructuring and other charges of approximately $500 thousand associated with the third quarter 2004 restructuring event. In connection with the third quarter 2004 restructuring event, we expect to incur employee termination and related costs of approximately $438 thousand; of which $410 thousand was recorded in the third quarter of 2004 with the remainder of $28 thousand expected to be recorded in the fourth quarter of 2004. Employee termination and related costs primarily includes employee severance. In connection with the third quarter 2004 restructuring event, we expect to incur other charges of approximately $33 thousand; of which $18 thousand was recorded in the third quarter of 2004 with the remainder of $15 thousand expected to be recorded in the fourth quarter of 2004. Other charges include legal fees and human resource consulting fees. Additionally, we will incur additional costs to relocate property and equipment and may determine to write off certain property and equipment with a net book value of approximately $20 thousand. A provision or impairment charge for these costs will be recorded in the period in which they are incurred. We expect to complete these restructuring activities in the fourth quarter of 2004.

First Quarter 2003 Restructuring

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

Reversals

      We recorded reversals amounting to $858 thousand during the nine months ended September 30, 2004 related primarily to a buy-out of the remaining lease obligations on our Houston facility vacated as a result of various restructuring events. The reversals also include various amounts originally accrued for certain non-cancelable leases for facilities vacated as a result of the restructuring events. We entered into subleasing arrangements for a portion of these facilities and as a result we reduced the restructuring and other accruals.

      (Loss) Gain on the Repurchase of Convertible Notes. In the second quarter of 2004, we repurchased $58.8 million principal amount of the convertible subordinated notes, with an associated discount of $897 thousand. We repurchased the notes in the open market for $58.2 million and, as a result, recorded a loss of $387 thousand. In the first quarter of 2003, we repurchased $10.3 million principal amount of the convertible subordinated notes, with an associated discount of $212 thousand. We repurchased the notes in the open market for $9.2 million and, as a result, recorded a gain of $825 thousand. We may elect to use a portion of our cash and cash equivalents and investment balances to buy back additional amounts of the convertible subordinated notes.

      Interest Expense. Interest expense primarily includes interest expense incurred on convertible senior and subordinated notes. Interest expense decreased $606 thousand, or 52.7%, from $1.2 million for the three months ended September 30, 2003 to $545 thousand for the three months ended September 30, 2004. Interest expense decreased $491 thousand, or 14.0%, from $3.5 million for the nine months ended September 30, 2003 to $3.0 million for the nine months ended September 30, 2004.

      The decrease in the interest expense for the three months ended September 30, 2004 compared to the same period in 2003 is due to the decrease in interest expense associated with the convertible subordinated notes of $875 thousand and a decrease in interest expense associated with a mortgage payable in the amount of $127 thousand, partially offset by $394 thousand of additional interest incurred on our convertible senior notes issued in November 2003. The decrease in the interest expense for the nine months ended September 30, 2004 compared to the same period in 2003 is due to the decrease in interest expense associated with the convertible subordinated notes of $1.3 million and a decrease in interest expense associated with a mortgage payable in the amount of $379 thousand, partially offset by a increase in interest expense associated with the convertible senior notes of $1.2 million. The decrease in the interest expense associated with our convertible subordinated notes is due to a decrease in the balance of outstanding convertible subordinated notes as a result of the repurchase of the notes during the first quarter of 2003 and the second quarter of 2004. In December 2003, we sold our Des Moines, Iowa facility. As a result, we paid the mortgage payable in full.

      Interest Income. Interest income increased $228 thousand, or 39.7%, from $574 thousand for the three months ended September 30, 2003 to $802 thousand for the three months ended September 30, 2004. Interest income increased $497 thousand, or 25.7%, from $1.9 million for the nine months ended September 30, 2003 to $2.4 million for the nine months ended September 30, 2004. Interest income increased primarily because of the increase in the amount of cash available to invest. The cash available to invest increased due to the net proceeds from the offering of our convertible senior notes completed in November 2003 in the amount of $97 million.

      Other Expense, net. Other expense, net, primarily includes foreign currency exchange gains and losses and unusual items. Other expense, net, was $289 thousand for the three months ended September 30, 2004 compared to $202 thousand for the three months ended September 30, 2003. Other expense, net, was $238 thousand for the nine months ended September 30, 2004 compared to $991 thousand for the nine months ended September 30, 2003.

      Foreign currency exchange rate fluctuations resulted in a net loss of $236 thousand for the three months ended September 30, 2004 compared to a net loss of $33 thousand for the three months ended September 30, 2003. The increase in the foreign currency exchange rate net loss from the three months ended September 30, 2004 compared to the same period in 2003 is due to the weakening of the US dollar relative to European currencies during the latter part of the third quarter of 2004. Foreign currency exchange rate fluctuations resulted in a net loss of $105 thousand for the nine months ended September 30, 2004 compared to a net loss of $212 thousand for the nine months ended September 30, 2003. The decrease in the foreign currency exchange rate net loss for the nine months ended September 30, 2004 compared to the same period in 2003 is attributable to the improvement of the US dollar relative to the European currencies from 2003 to the first and second quarters of 2004 which caused foreign currency exchange net gains for the first and second quarters of 2004, partially offset by the net loss incurred in the third quarter of 2004.

      Net of the change in net losses related to foreign currency exchange rate fluctuations, the change in Other expense, net, for the three months ended September 30, 2004 compared to the same period in 2003, is primarily attributable to a loss related to an other-than-temporary decline in value on the investment in shares of GA eXpress (“GA”) common stock amounting to $179 thousand recorded in the three months ended September 30, 2003. We hold shares in GA as a result of the 1996 sale of Texas Micro’s Sequoia Enterprise Systems business unit to GA in exchange for stock. We acquired Texas Micro in 1999. Factors we considered when we determined the decline in value on the investment in GA shares was other than temporary, include, but are not limited to, the likelihood that the related company would have insufficient cash flows to operate for the next 12 months, significant changes in the operating performance or operating model and/or changes in market conditions. As of September 30, 2004, the estimated fair value of this investment is zero.

      Net of the change in net losses related to foreign currency exchange rate fluctuations, the change in Other expense, net, for the nine months ended September 30, 2004 compared to the same period in 2003, is primarily attributable to the loss related to an other-than-temporary decline in value on the investment in shares of GA eXpress (“GA”) common stock amounting to $358 thousand recorded in 2003. We hold shares in GA as a result of the 1996 sale of Texas Micro’s Sequoia Enterprise Systems business unit to GA in exchange for stock. We acquired Texas Micro in 1999. Factors we considered when we determined the decline in value on the investment in GA shares was other than temporary, include, but are not limited to, the likelihood that the related company would have insufficient cash flows to operate for the next 12 months, significant changes in the operating performance or operating model and/or changes in market conditions. Additionally, we recorded a loss on the disposal of fixed assets recorded in the first quarter of 2003 of $240 thousand as a result of a fixed asset physical inventory count.

      Income Tax Provision. We recorded a tax provision of $524 thousand and no tax provision for income from continuing operations for the three months ended September 30, 2004 and 2003, respectively. We recorded a tax provision of $2.6 million and no tax provision from continuing operations for the nine months ended September 30, 2004 and 2003, respectively. The increase in the income tax provision for the first three quarters of 2004 as compared to the same period in 2003 is mainly due to generating higher pre-tax income. Our effective tax rate is expected to be approximately 20.6% in 2004 compared to 1.6% effective tax rate in

2003. We lowered our expected tax rate estimate for the year ended December 31 2004, from 25% to 20.6% primarily due to an increase in the projection of certain income earned in foreign jurisdictions, which is taxed at a lower tax rate. We recorded a year-to-date true-up in the third quarter of 2004 to bring our income tax provision in line with the new full-year estimate. As a result, the effective tax rate for the three months ended September 30, 2004 was approximately 12.1%. Additionally, we lowered our expected tax rate for the year ended December 31, 2004 due to the enactment of the Working Families Tax Relief Act of 2004 enacted on October 4, 2004. The resulting decrease in the expected full year 2004 effective tax rate reflects additional benefits associated with reinstating the research credit. The research credit is a tax credit for the cost of certain qualified research activities that are technological in nature. Our effective tax rate for the three and nine months ended September 30, 2003 differed from the statutory rate due to tax benefits related to certain foreign sales, tax credits and other permanent differences. The 2003 effective tax rate differed from the statutory rate primarily due to the tax impact of income associated with foreign jurisdictions, the loss on disposition of a foreign subsidiary and the impact of the increase in valuation allowance related to tax attributes generated in 2003.

      On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the “Act”). One of the key provisions of the Act includes a repeal of the extraterritorial income exclusion with certain transitional rules. In its place, the Act provides a relief provision for domestic manufacturers by providing a new domestic manufacturing deduction. The Act also includes a temporary incentive for U.S. multinationals to repatriate foreign earnings and other international tax reforms designed to improve the global competitiveness of U.S. multinationals. We are currently evaluating the impact of the Act on our effective tax rate, cash flows and financial statements.

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

      At September 30, 2004, we had net deferred tax assets of $27.9 million. Valuation allowances of $17.4 million have been provided for deferred income tax assets related primarily to net operating loss and tax credit carryforwards that may not be realized. The utilization of the net deferred tax assets will require that we generate at least $76.4 million in future taxable income over a five-year time frame beginning January 1, 2004. Management believes it is more likely than not that we will utilize the net deferred tax assets. We cannot provide absolute assurance that we will generate sufficient taxable income to fully utilize the net deferred tax assets of $27.9 million as of September 30, 2004. Accordingly, we may record an additional valuation allowance or a full valuation allowance against the deferred tax assets if our expectations of future taxable income are not achieved. Our net operating loss and tax credit carryforwards expire on various dates between 2005 and 2023. Any tax benefit subsequently recognized from the acquired Microware net operating loss carryforwards would be allocated to goodwill.

      The IRS has completed its examination of our federal income tax returns for the years 1996 through 2002. The final audit report resulted in no negative consequences and was issued during the first quarter of 2004. However, the final results of the examination are in the process of being reviewed and approved by the Joint Committee of Taxation. We do not expect the report on the final results of the examination as reviewed by the Joint Committee of Taxation to differ from the audit report issued by the IRS.

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

Liquidity and Capital Resources

      The following table summarizes selected financial information as of and for each of the three months ended on the dates indicated:

	September 30,	December 31,	September 30,
	2004	2003	2003

	(Dollar amounts in thousands)
Working capital	$182,237	$222,324	$120,851
Cash and cash equivalents and investments	$188,882	$225,373	$118,223
Cash and cash equivalents	$114,424	$149,925	$38,239
Short-term investments	$38,608	$44,456	$50,373
Accounts receivable, net	$40,862	$32,098	$34,665
Inventories, net	$21,155	$26,092	$26,957
Long-term investments	$35,850	$30,992	$29,611
Accounts payable	$29,143	$21,969	$21,096
Convertible senior notes	$97,115	$97,015	$—
Convertible subordinated notes	$9,856	$67,585	$67,513
Days sales outstanding(A)	60	53	63
Days to pay(B)	64	54	56
Inventory turns(C)	7.9	5.7	5.0
Inventory turns — days(D)	47	64	72
Cash cycle time — days(E)	43	63	79

(A)	Based on ending net trade receivables divided by (quarterly revenue, annualized and divided by 365 days).

(B)	Based on ending accounts payable divided by (quarterly cost of sales, annualized and divided by 365 days).

(C)	Based on quarterly cost of sales, annualized divided by ending inventory.

(D)	Based on ending inventory divided by (quarterly cost of sales, annualized and divided by 365 days).

(E)	Days sales outstanding plus inventory turns — days, less days to pay.

      Cash and cash equivalents decreased by $35.5 million from $149.9 million at December 31, 2003 to $114.4 million at September 30, 2004. Activities impacting cash and cash equivalents are as follows:

Cash Flows

	For the Nine Months
	Ended September 30,

	2004	2003

	(In thousands)
Cash provided by operating activities	$18,979	$7,868
Cash (used in) provided by investing activities	(4,019)	2,040
Cash used in financing activities	(50,364)	(5,734)
Effects of exchange rate changes	(97)	927

Net (decrease) increase in cash and cash equivalents	$(35,501)	$5,101

      We have generated cash from operating activities in amounts greater than net income (loss) in the nine months ended September 30, 2004 and 2003, driven mainly by improved management of our working capital. In addition, management believes that cash flows from operations, available cash balances, and short-term borrowings will be sufficient to fund our operating liquidity needs for the short-term and long-term future.

      During the nine months ended September 30, 2004 we used our cash and cash equivalents and investments to repurchase $58.8 million principal amount of the convertible subordinated notes in the open market for $58.2 million. We may elect to use a portion of our cash and cash equivalents and investment balances to buy back additional amounts of the convertible subordinated notes.

      During the nine months ended September 30, 2004, we used net cash provided by operating activities for capital expenditures amounting to $3.4 million. During the nine months ended September 30, 2004, capital expenditures primarily related to computer hardware, software, and test equipment to be used to design and test our standard products and equipment purchased to support our investment in the China operations. Additionally, during the nine months ended September 30, 2004, we received $7.8 million in cash proceeds from the sale of our common stock associated with our employee stock-based benefit plans.

      During the nine months ended September 30, 2003, we used net cash provided by operating activities and cash and cash equivalents and investment balances to fund the repurchases of our 5.5% convertible subordinated notes in the amount of $9.2 million and for capital expenditures amounting to $2.3 million. In addition, we received net proceeds of $360 thousand related to the sale of our Savvi business in March 2003. During the nine months ended September 30, 2003, we received $3.6 million in cash proceeds from the sale of our common stock associated with our employee stock-based benefit plans.

      Working capital decreased $40.1 million from $222.3 million at December 31, 2003 to $182.2 million at September 30, 2004. Working capital decreased primarily due to repurchasing $58.8 million principal amount of the convertible subordinated notes in the open market for $58.2 million partially offset by cash from operations in the amount of $19.0 million.

Held-to-Maturity Investments

      Held-to-maturity investments consisted of the following (in thousands):

	September 30,	December 31,
	2004	2003

Short-term held-to-maturity investments, including unamortized premium of $222 and $767, respectively	$38,608	$44,456

Long-term held-to-maturity investments, including unamortized premium of none and $442, respectively	$35,850	$30,992

      We invest excess cash in debt instruments of the U.S. Government and its agencies, and those of high-quality corporate issuers. As of September 30, 2004, our long-term held-to-maturity investments had maturities ranging from 12.7 months to 33.0 months. Our investment policy requires that the total investment portfolio, including cash and investments, not exceed a maximum weighted-average maturity of 18 months. In addition, the policy mandates that an individual investment must have a maturity of less than 36 months, with no more than 20% of the total portfolio exceeding 24 months. As of September 30, 2004, we were in compliance with our investment policy.

Line of Credit

      During the first quarter of 2004, we renewed our line of credit facility, which expires on March 31, 2005, for $20.0 million at an interest rate based upon the lower of the London Inter-Bank Offered Rate (“LIBOR”) plus 1.0% or the bank’s prime rate. The line of credit is collateralized by our non-equity investments and is reduced by any standby letters of credit. At September 30, 2004, we had a standby letter of credit outstanding related to one of our medical insurance carriers for $100 thousand. The market value of non-equity investments must exceed 125.0% of the borrowed facility amount, and the investments must meet specified investment grade ratings.

      As of September 30, 2004 and December 31, 2003, there were no outstanding balances on the standby letter of credit or line of credit and we were in compliance with all debt covenants.

Convertible Senior Notes

      During November 2003, we completed a private offering of $100 million aggregate principal amount of 1.375% convertible senior notes due November 15, 2023 to qualified institutional buyers. The discount on the convertible senior notes amounted to $3 million.

      Convertible senior notes are unsecured obligations convertible into our Common Stock and rank equally in right of payment with all of our existing and future obligations that are unsecured and unsubordinated. Interest on the senior notes accrues at 1.375% per year and is payable semi-annually on May 15 and November 15. The convertible senior notes are payable in full in November 2023. The notes are convertible, at the option of the holder, at any time on or prior to maturity under certain circumstances, unless previously redeemed or repurchased, into shares of our Common Stock at a conversion price of $23.57 per share, which is equal to a conversion rate of 42.4247 shares per $1,000 principal amount of notes. The notes are convertible prior to maturity into shares of our Common Stock under certain circumstances that include but are not limited to (i) conversion due to the closing price of our Common Stock on the trading day prior to the conversion date reaching 120% or more of the conversion price of the notes on such trading date and (ii) conversion due to the trading price of the notes falling below 98% of the conversion value. We may redeem all or a portion of the notes at our option on or after November 15, 2006 but before November 15, 2008 provided that the closing price of our Common Stock exceeds 130% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of the notice of the provisional redemption. On or after November 15, 2008, we may redeem the notes at any time. On November 15, 2008, November 15, 2013, and November 15, 2018, holders of the convertible senior notes will have the right to require the Company to purchase, in cash, all or any part of the notes held by such holder at a purchase price equal to 100% of the principal amount of the notes being purchased, together with accrued and unpaid interest and additional interest, if any, up to but excluding the purchase date.

      As of September 30, 2004 we had outstanding convertible senior notes with a face value of $100 million and book value of $97.1 million, net of unamortized discount of $2.9 million. The estimated fair value of the convertible senior notes was $90.1 million and $98.0 million at September 30, 2004 and December 31, 2003, respectively.

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

      As of September 30, 2004 we had outstanding convertible subordinated notes with a face value of $10.0 million and book value of $9.9 million, net of unamortized discount of $137 thousand. The estimated fair value of the convertible subordinated notes was $9.9 million and $65.7 million at September 30, 2004 and December 31, 2003, respectively.

      We received board authorization to repurchase all remaining convertible subordinated notes. We may elect use a portion of our cash and cash equivalents and investment balances to buy back additional amounts of the convertible subordinated notes.

Contractual Obligations

      The following summarizes RadiSys’ contractual obligations at September 30, 2004 and the effect of such on its liquidity and cash flows in future periods (in thousands).

	2004*	2005	2006	2007	2008	Thereafter

Future minimum lease payments	$1,048	$3,033	$1,912	$1,792	$1,875	$5,336
Purchase obligations(a)	13,389	—	—	—	—	—
Interest on convertible notes	688	1,925	1,925	1,925	1,375	20,625
Convertible senior notes(b)	—	—	—	—	100,000	—
Convertible subordinated notes(b)	—	—	—	9,993	—	—

Total	$15,125	$4,958	$3,837	$13,710	$103,250	$25,961

*	Remaining three months

(a)	Purchase obligations include agreements or purchase orders to purchase goods or services that are enforceable and legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(b)	The convertible senior notes and the convertible subordinated notes are shown at their face values, gross of unamortized discount amounting to $2.9 million and $137 thousand, respectively at September 30, 2004. On or after November 15, 2008, we may redeem the notes at any time. On November 15, 2008, November 15, 2013, and November 15, 2018, holders of the convertible senior notes will have the right to require the Company to purchase, in cash, all or any part of the notes held by such holder at a purchase price equal to 100% of the principal amount of the notes being purchased, together with accrued and unpaid interest and additional interest, if any, up to but excluding the purchase date.

Off-Balance Sheet Arrangements

      We do not engage in any activity involving special purpose entities or off-balance sheet financing.

Liquidity Outlook

      We believe that our current cash and cash equivalents and investments, net, amounting to $188.9 million at September 30, 2004 and cash generated from operations will satisfy our short and long-term expected working capital needs, capital expenditures, stock repurchases, and other liquidity requirements associated with our existing business operations. Capital expenditures are expected to range from $500 thousand to $1.5 million per quarter.

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

      During 2003, we derived 58% of our revenues from five customers. These five customers were Nokia, Nortel, IBM, Comverse and Diebold. For the nine months ended September 30, 2004, we derived 57% of our revenue from these five customers. During 2003, revenues attributable to Nokia and Nortel were 20% and 19%, respectively. For the nine months ended September 30, 2004, revenues attributable to Nokia and Nortel were 27% and 15%, respectively. We believe that sales to these customers will continue to be a substantial percentage of our revenues. A financial hardship experienced by, or a substantial decrease in sales to any one of our top customers could materially affect revenues and profitability.

We are executing on our strategy of shifting our business from predominately custom-designed solutions to more turn-key standard solutions, such as ATCA, and any inability to sell these products to our customers could have a material adverse effect on our revenues, profitability and financial condition.

      We are executing on our strategy of shifting our business from predominately custom-designed solutions to more turn-key standard solutions, such as ATCA, but no assurance can be given that this strategy will be successful. We believe that our investments in turn-key standard solutions will allow us to provide a broader set of products and building blocks to take to market which will grow the base of products to fill our customers’ needs. This new strategy requires significant expenditures to implement and there is no assurance that customers will respond to this strategy. If we are unable to successfully sell turn-key standard solutions to our customers, our revenues, profitability and financial condition could be materially adversely affected.

Not all new product development projects ramp into production, and if ramped into production the volumes derived from such projects may not be as significant as we had originally estimated, which could have a substantial negative impact on our anticipated revenues and profitability.

      If a product development project actually ramps into production, the average ramp into production begins about 12 months after the project launch, although some more complex projects can take up to 24 months or longer. After that, there is an additional time lag from the start of production ramp to peak revenue. Not all projects ramp into production and even if a project is ramped into production, the volumes derived from such projects may not be as significant as we had originally estimated. Projects are sometimes canceled or delayed, or can perform below original expectations, which can adversely impact anticipated revenues and profitability.

Our business depends on the commercial systems, enterprise systems and service provider systems markets in which demand can be cyclical, and any inability to sell products to these markets could have a material adverse effect on our revenues.

      We derive our revenues from a number of diverse end markets, some of which are subject to significant cyclical changes in demand. In 2003, we derived 38%, 32% and 30% of our revenues from the service provider systems market, the commercial systems market and the enterprise systems market, respectively. For the nine months ended September 30, 2004, we derived 43%, 26%, and 31% of our revenues from the service provider systems market, the commercial systems market and the enterprise systems markets, respectively. We believe that our revenues will continue to be derived from these three markets. Service provider revenues include, but are not limited to, telecommunications sales to Comverse, Lucent, Nokia and Nortel. Enterprise systems revenues include, but are not limited to, sales to Avaya, Inc., IBM and Nortel. Commercial systems revenues include, but are not limited to, sales to Agilent Technologies, Beckman Coulter Inc., Diebold, Philips Medical Systems N.E.D. B.V and Seimens AG. Generally, our customers are not the end-users of our products. If our customers experience adverse economic conditions in the markets into which they sell our products (end markets), we would expect a significant reduction in spending by our customers. Some of these end markets are characterized by intense competition, rapid technological change and economic uncertainty. Our exposure to economic cyclicality and any related fluctuation in customer demand in these end markets could have a material adverse effect on our revenues and financial condition. Significant reduction in our customers’ spending, such as what we experienced in 2001 and 2002, will result in decreased revenues and earnings. We continue to execute on our strategy of expanding into new end markets either through new design wins with our existing customers or through new customer relationships, but no assurance can be given that this strategy will be successful.

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

      Although we utilize several contract manufacturers for outsourced board and system production, we depend on three primary contract manufacturing partners, Celestica, Inc. (previously Manufacturers’ Services Limited), Sanmina-SCI and Foxconn, and any failed or less than optimal execution on their behalf could temporarily affect our revenues and profitability. In addition, our outsourced board and system production could either be moved internally or transferred to other contract manufacturers. Such transfers would require technical and logistical activities and would not be instantaneous. For the first three quarters of 2004, our contract manufacturing partners were manufacturing approximately half of all RadiSys unit volume. We expect to increase our outsourcing to our contract manufacturers to approximately 65% to 70% of RadiSys unit volume by the end of 2004.

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

      As a result of increased competition, we could encounter significant pricing pressures. These pricing pressures could result in significantly lower average selling prices for our products. We may not be able to offset the effects of any price reductions with an increase in the number of customers, cost reductions or otherwise. In addition, many of the industries we serve, such as the communications industry, are encounter-

ing market consolidation, or are likely to encounter consolidation in the near future, which could result in increased pricing pressure and additional competition.

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

      In 2003, we derived 42% of our 2003 revenues from EMEA and 4% from Asia Pacific. For the nine months ended September 30, 2004, we derived 49% of our revenues from EMEA and 6% from Asia Pacific. In addition, we are establishing a design center in Shanghai, China. As a result, we are subject to worldwide economic and market condition risks generally associated with global trade, such as fluctuating exchange rates, tariff and trade policies, export control and licensing regulations, domestic and foreign tax policies, foreign governmental regulations, political unrest, wars and other acts of terrorism and changes in other economic conditions. These risks, among others, could adversely affect our results of operations or financial position.

If we are unable to generate sufficient income in the future, we may not be able to fully utilize our net deferred tax assets or support our current levels of goodwill and intangibles on our balance sheet.

      We cannot provide absolute assurance that we will generate sufficient taxable income to fully utilize the net deferred tax assets of $27.9 million as of September 30, 2004. We may not generate sufficient taxable income due to earning lower than forecasted net income or incurring charges associated with unusual events, such as restructurings and acquisitions. Accordingly, we may record a full valuation allowance against the deferred tax assets if our expectations of taxable future income are not achieved. On the other hand, if we generate taxable income in excess of our expectations, the valuation allowance may be reduced accordingly. We also cannot provide absolute assurance that future income will support the carrying amount of goodwill and intangibles of $32.2 million on the Consolidated Balance Sheet as of September 30, 2004, and therefore, we may incur an impairment charge in the future.

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

      Additionally, during 2003, we issued 1.375% Senior Convertible Notes with a face value or principal amount of $100 million. The notes are convertible prior to maturity into shares of our common stock under certain circumstances that include but are not limited to (i) conversion due to the closing price of our common stock on the trading day prior to the conversion date reaching 120% or more of the conversion price of the notes on such trading date and (ii) conversion due to the trading price of the notes falling below 98% of the conversion value. The conversion price is $23.57 per share, which is equal to a conversion rate of 42.4247 shares per $1,000 principal amount of notes. The closing price as reported on NASDAQ on November 2, 2004 was $13.65 per share or 58.0% of the conversion price. At September 30, 2004, the total number of as-if converted shares excluded from the earnings per share calculation associated with the convertible senior notes was 4.2 million.

      In September 2004, the EITF reached a consensus on EITF No. 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.” In October 2004, the FASB ratified EITF 04-08. EITF No. 04-08 requires companies to include in the calculation of diluted earnings per share shares underlying a convertible bond that includes a contingent conversion or “CoCo” feature. The provisions of EITF No. 04-08 will be effective for all periods ending after December 15, 2004, contingent upon the effective date of a proposed amendment to FASB No. 128, “Earnings per Share.” The proposed amendment to FASB No. 128 is anticipated to be effective for all periods ending after December 15, 2004. The provisions of EITF 04-08 will be applied retroactively, which would require companies to restate diluted earnings per share by applying the “If-Converted” method of accounting from the issuance date of the convertible bond. The total number of as-if converted shares excluded from the earnings per share calculation associated with the convertible senior notes of 4.2 million would be included in the diluted weighted average shares outstanding calculation for the three months ended March 31, 2004, June 30, 2004, September 30, 2004 and for the nine months ended September 30, 2004.

Fiscal year 2004 is the first year that our internal controls over financial reporting will be audited by our independent registered public accounting firm in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our internal controls over financial reporting may include an unidentified material weakness which would result in receiving an adverse opinion on our internal controls over financial reporting from our independent registered public accounting firm. This could result in significant additional expenditures responding to the Section 404 internal control audit, heightened regulatory scrutiny and potentially an adverse effect to the price of our company’s stock.

      Fiscal year 2004 is the first year that our internal controls over financial reporting will be audited by our independent registered public accounting firm in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Guidance regarding implementation and interpretation of the provisions of Section 404 continue to be issued by the standards-setting community. As a result of the ongoing interpretation of new guidance and the audit testing yet to be completed, our internal controls over financial reporting may include an unidentified material weakness which would result in receiving an adverse opinion on our internal controls over financial reporting from our independent registered public accounting firm. This could result in significant additional expenditures responding to the Section 404 internal control audit, heightened regulatory scrutiny and potentially an adverse effect to the price of our company’s stock.

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

Other Risk Factors Related to Our Business

      Other risk factors include, but are not limited to, changes in the mix of products sold, regulatory and tax legislation, changes in effective tax rates, inventory risks due to changes in market demand or our business strategies, potential litigation and claims arising in the normal course of business, credit risk of customers and other risk factors. Proposed changes to accounting rules, including proposals to account for employee stock options as a compensation expense, could materially increase the expense that we report under generally accepted accounting principles and adversely affect our operating results.

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

      The fair market value of our investments in fixed interest rate debt securities is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt securities will increase as interest rates decline and decrease as interest rates rise. The interest rate changes affect the fair market value but do not necessarily have a direct impact on our earnings or cash flows. The estimated fair value of our debt securities that we have invested in at September 30, 2004 and December 31, 2003 was $138.5 million and $209.1 million, respectively. The effect of an immediate 10% change in interest rates would not have a material effect on our operating results or cash flows.

      Foreign Currency Risk. We pay the expenses of our international operations in local currencies, namely, the Japanese Yen, Canadian Dollar, British Pound, New Shekel, Chinese Yuan and Euro. The international operations are subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, future results could be materially and adversely affected by changes in these or other factors. We are also exposed to foreign exchange rate fluctuations as the balance sheets and income statements of our foreign subsidiaries are translated into U.S. dollars during the consolidation process. Because exchange rates vary, these results, when translated, may vary from expectations and adversely affect overall expected profitability. Foreign currency exchange rate fluctuations resulted in a net loss of $236 thousand and $33 thousand for the three months ended September 30, 2004 and 2003, respectively. Foreign currency exchange rate fluctuations resulted in a net loss of $105 thousand and $212 thousand for the nine months ended September 30, 2004 and 2003, respectively.

      Convertible Senior Notes. During November 2003, we completed a private offering of $100 million aggregate principal amount of 1.375% convertible senior notes due November 15, 2023 to qualified institutional buyers. The discount on the convertible senior notes amounted to $3 million.

      Convertible senior notes are unsecured obligations convertible into our Common Stock and rank equally in right of payment with all of our existing and future obligations that are unsecured and unsubordinated. Interest on the senior notes accrues at 1.375% per year and is payable semi-annually on May 15 and November 15. The convertible senior notes are payable in full in November 2023. The notes are convertible, at the option of the holder, at any time on or prior to maturity, unless previously redeemed or repurchased, into shares of our Common Stock at a conversion price of $23.57 per share, which is equal to a conversion rate of 42.4247 shares per $1,000 principal amount of notes. The notes are convertible prior to maturity into shares of our Common Stock under certain circumstances that include but are not limited to (i) conversion due to the closing price of our Common Stock on the trading day prior to the conversion date reaching 120% or more of the conversion price of the notes on such trading date and (ii) conversion due to the trading price of the notes falling below 98% of the conversion value. We may redeem all or a portion of the notes at our option on or after November 15, 2006 but before November 15, 2008 provided that the closing price of our Common Stock exceeds 130% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of the notice of the provisional redemption. On or after November 15, 2008, we may redeem the notes at any time. On November 15, 2008, November 15, 2013, and November 15, 2018, holders of the convertible senior notes will have the right to require the Company to purchase, in cash, all or any part of the notes held by such holder at a purchase price equal to 100% of the principal amount of the notes being purchased, together with accrued and unpaid interest and additional interest, if any, up to but excluding the purchase date.

      The fair value of the convertible senior notes is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of the convertible senior notes, due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our convertible senior notes in the open market, changes in the fair value of convertible senior notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of the convertible senior notes was $90.1 million and $98.0 million at September 30, 2004 and December 31, 2003, respectively.

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

      The fair value of the convertible subordinated notes is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of the convertible subordinated notes, due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our convertible subordinated notes in the open market, changes in the fair value of convertible subordinated notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of the convertible subordinated notes was $9.9 million and $65.7 million at September 30, 2004 and December 31, 2003, respectively.

      We have cumulatively repurchased convertible subordinated notes in the amount of $110 million, face value, for $99.5 million. These repurchases were financed from our investment portfolio. We received board authorization to repurchase all remaining convertible subordinated notes. We may elect to use a portion of our cash and cash equivalents and investment balances to buy back additional amounts of the convertible subordinated notes. As of September 30, 2004, our aggregate cash and cash equivalents and investments were $188.9 million.

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

      In connection with the evaluation described above, we identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2004, and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 6.	Exhibits

Exhibit
No	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADISYS CORPORATION

BY:	/s/ SCOTT C. GROUT

SCOTT C. GROUT
President and Chief Executive Officer

Dated: November 5, 2004

By:	/s/ JULIA A. HARPER

Julia A. Harper
Vice President of Finance and Administration and Chief Financial Officer

Dated: November 5, 2004

EXHIBIT INDEX

Exhibit
No	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.