Form 10-K
period 2004-12-31
RADISYS CORP
filed 2005-03-08
CIK 873044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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
Common Stock
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)     Yes ☑          No ☐
      The aggregate market value of the voting stock (based upon the closing price of the Nasdaq National Market on June 30, 2004 of $18.57) of the Registrant held by non-affiliates of the Registrant at that date was approximately $302,056,000. For purposes of the calculation executive officers, directors and holders of 10% or more of the outstanding Common Stock are considered affiliates.
Number of shares of Common Stock outstanding as of March 3, 2005: 19,868,070
DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K into Which Incorporated

Proxy Statement for 2005 Annual Meeting of Shareholders	Part III

RADISYS CORPORATION
FORM 10-K

PART I

Item 1.	Business
General
      RadiSys is a leading provider of advanced embedded solutions for the service provider, commercial and enterprise systems markets. Through intimate customer collaboration, and combining innovative technologies and industry leading architecture, we help original equipment manufacturers (“OEMs”) bring better products to market faster and more economically. Our products include embedded boards, software, platforms and systems, which are used in today’s complex computing, processing and network intensive applications.
Our Strategy
      Our strategy is to provide customers with advanced embedded solutions in our target markets. We believe this strategy enables our customers to focus their resources and development efforts on their key areas of competency allowing them to provide higher value systems with a time-to-market advantage and a lower total cost of ownership. Historically, system makers had been largely vertically integrated, developing most, if not all, of the functional building blocks of their systems. System makers are now more focused on their core expertise and are looking for partners like RadiSys to provide them with merchant-supplied building blocks for a growing number of processing and networking functions.
Our Markets
      We provide advanced embedded solutions to three distinct markets:

•	Service Provider Systems — The service provider systems market includes voice, video and data systems deployed into public networks. The service provider systems market consists of a variety of telecommunications focused applications, including 2, 2.5 and 3G wireless infrastructure products, wireline infrastructure products, packet-based switches and unified messaging products. In 2004, we derived 43.4% of our revenues from the service provider systems market.

•	Commercial Systems — The commercial systems market includes the following sub-markets: medical, transaction terminals, industrial automation equipment and test and measurement equipment. Examples of products into which our commercial systems embedded solutions are incorporated include ultrasound equipment, immunodiagnostics and hematology systems, CAT Scan (“CT”) imaging equipment, ATM’s, point of sale terminals, semiconductor manufacturing equipment, electronics assembly equipment and high-end test equipment. In 2004, we derived 31.9% of our revenues from the commercial systems market.

•	Enterprise Systems — The enterprise systems market includes embedded compute, processing and networking systems used in private enterprise IT infrastructure. The enterprise systems market consists of a variety of applications, including voice messaging, storage, data centers, Private Branch Exchange (“PBX”) systems, network access and security and switching applications. In 2004, we derived 24.7% of our revenues from the enterprise systems market.

Our Market Drivers
      We believe there are a number of fundamental drivers for growth in the embedded solutions market, including:

•	Increasing focus by OEMs to utilize outsourced modular building blocks to develop new systems. We believe OEMs are combining their internal development efforts with merchant-supplied platforms from partners like RadiSys to deliver more systems to market, faster at lower total cost of ownership.

•	Increasing levels of programmable, intelligent and networked functionality embedded in a variety of systems, including systems for monitoring and control, real-time information processing and high-bandwidth network connectivity.

•	Increasing demand for standards-based solutions, such as Advanced Telecommunications Architecture (“ATCA”), and Computer-on-Modules (“COM”) Express, that motivates system makers to take advantage of proven and validated standards-based products.

•	The emergence of new technologies utilizing network processors, such as security and high-volume networking applications.
Products
      We design and manufacture a broad range of products at different levels of integration:

•	Complete Turn-key Systems for the service provider, commercial and enterprise systems markets;

•	Embedded Subsystems and Functional Platforms using ATCA, COM Express, CompactPCI, PICMG 2.16 Packet Switching Backplane, and customer-specific proprietary platforms;

•	Compute, I/ O, Inter-networking and Packet Processing Blades; and

•	Software, Middleware, and Microcode, including embedded Operating Systems, Basic Input Output System (“BIOS”), Service Availability (“SA”) Forum — Hardware Platform Interface — (“HPI”), Intelligent Platform Management Interface (“IPMI”), and various protocol stacks including signaling, management and data plan protocols.
      We have specific technical expertise in the following areas:

•	System Architecture and Design;

•	Software Development;

•	Embedded Operating Systems;

•	Microprocessor-Based Designs;

•	Network Processor-Based Designs;

•	ASIC Design; and

•	Signaling Protocols.
Our products fall into two different categories, standard products and perfect fit solutions:
      Standard Products. We believe that we continue to play a leading role in the development and deployment of architectural standards as a premier member of the Intel Communications Alliance, and as a long-time member of the PCI Industrial Computer Manufacturers Group (“PICMG”) and the SA Forum standards bodies.
      In 2004 we shifted more investment from predominantly one-off custom-designed products to standards-based, re-usable platforms and solutions. We believe standards-based platforms provide our customers a number of fundamental benefits. First, by using ready-made platform solutions rather than ground-start custom-designs, our customers can achieve significantly shorter intervals and faster time-to-market. Second, we believe our customers can achieve a lower total cost by using solutions that are leveraged across multiple applications rather than a single-use proprietary solution. By offering standards-

based platforms, we believe we have the opportunity to address a wider range of new market opportunities with the potential for faster time to revenue than with ground-start, custom-designs. We believe this ability to reuse designs makes our business and investment model more scalable. Finally, we believe this standard-focused model will allow us to provide more integrated and higher value solutions to our customers than we have typically delivered under a custom-design model.
      We announced our Promentumtm family of AdvancedTCA products in 2004. This family of products includes universal carrier cards, switch and control modules, disk storage modules, compute modules, and a 14-slot shelf or chassis. These products will be offered individually or will be integrated together as part of a blade server platform system known as the Promentum-6000. We believe the Promentum-6000 system will provide customers a highly reliable managed platform on which to build their new voice and data offerings. We have significant experience in the design, delivery and deployment of carrier-grade, modular platforms. We believe the ATCA standard increases our opportunity to implement reusable platforms, enabling the deployment of more flexible solutions based on cost-effective commercial technologies. We believe our core ATCA solutions will be applicable across a wide range of customers and applications and are potentially applicable in all three of our defined markets. These integrated hardware and software platforms make extensive use of common architectural and component designs, with carrier grade operating systems and middleware, reducing development time and costs and enhancing application portability.
      In addition to our new ATCA offerings, we recently announced our new Proceleranttm series of modular computing solutions, which we anticipate will be released in mid 2005, for customers in our commercial systems markets for medical, transaction terminals and test and measurement applications. These new modular products are currently in development and we believe these products will represent a family of high density, flexible solutions that will enable commercial systems customers to achieve more rapid time to market with cost effective designs.
      Perfect Fit Solutions. Our perfect fit solutions are products tailored or customized to meet specific customer or application requirements. These solutions range from modifications of standard or existing products to complete development and supply of customized solutions. We draw on our experience and large design library to create products with varying degrees of customization. We will continue to invest a portion of our resources in perfect fit solutions as these opportunities are an integral part of our business model. We believe our customers will continue to require some customization of our standard platforms for many of their specific applications.
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
      The Company is one operating segment according to the provisions of SFAS No. 131. See Note 18 of the Notes to the Consolidated Financial Statements for segment information and for financial information by geographic area.
Competition
      We have three different types of competitors:

•	System Makers — Our most significant competition is our own customers and potential customers who choose to fully design and supply their own sub-systems. However, we believe system makers are moving away from this propriety mode of system development and supply.

•	Diversified Conglomerates — These competitors are divisions or business units within large corporations, and include divisions within Artesyn Technologies, Hewlett Packard, Intel Corporation, International Business Machines Corporation (“IBM”), and Motorola (the Embedded Communications Computing Group).

•	Independent Embedded Solutions Providers — These competitors include Advantech Co., Continuous Computing, Kontron AG, Mercury Computer Systems, Performance Technologies and SBS Technologies.
      We believe that our system level architecture and design expertise, coupled with our extensive library of intellectual property, will enable us to differentiate our products against our competition. We believe our rapid design cycles and standards-based solutions will provide customers with a time to market advantage at a lower total cost.
Customers
      Our customers include many leading system makers in a variety of end markets. Examples of these customers include: Agilent Technologies, Applied Materials, Avaya, Beckman Coulter, Comverse Network Systems, Dictaphone, Diebold, Fluke, Hewlett Packard, IBM, Lucent Technologies, Nokia, Nortel Networks, Philips Medical, Rockwell Automation, Siemens AG, SkyStream Networks, Toshiba, and Universal Instruments.
      Our five largest customers, accounting for approximately 58.2% of revenues in 2004, are listed below with an example of the type of application which incorporates RadiSys products:

Customer	Application

Comverse	Wireless Voice and Multimedia Messaging Systems
Diebold	Transaction Terminals
IBM	Local Area Network I/O and Storage Systems
Nokia	2, 2.5, and 3G Wireless Infrastructure Equipment
Nortel	IP-Enabled PBX systems and switches
      Nokia and Nortel were our largest customers in 2004 accounting for 28.5% and 13.7% of total 2004 revenues, respectively.
Partners
      We believe we are also broadening the scope and value of our standards-based solutions by building a robust ecosystem of partners through our RadiSys Alliance Program (“RAP”). By working closely with our alliance partners, we believe we will provide more complete solutions that enable our customers to simplify their supply chains and achieve lower product costs. The RadiSys Alliance Program is composed of companies that provide leading technologies and services that we believe enhance our solutions. Our RAP partners include:

•	Clovis Solutions — for system management and high-availability middleware;

•	GoAhead Software — for high-availability middleware solutions;

•	Hughes Software Systems — for communications protocol stacks software;

•	Intel Communications Alliance — for silicon solutions for a broad range of applications;

•	IPFabrics — for IXP programming tools;

•	Kaparel — for mechanical sub-assemblies;

•	LVL7 Systems — for production-ready networking software;

•	Microsoft Operating Systems — for operating system software;

•	MontaVista Software — for carrier grade Linux operating system software, tools and support;

•	Parallogic Corporation — for IXP2xxx Network Processor microcode;

•	Phar Lap — for embedded tools;

•	Solid Information Technology — for carrier-grade distributed data management platform;

•	Texas Instruments Incorporated — for DSP Silicon;

•	Teja Technologies — for IXP programming platforms;

•	Ulticom — for service-enabling signaling software; and

•	Wind River Systems — for operating system software, tools and support.
Research, Development and Engineering
      We believe that our research, development and engineering (“R&D”) expertise represents an important competitive advantage. Our R&D staff consisted of 175 engineers and technicians at February 28, 2005. We currently have design centers located in the United States and China.
      A majority of our R&D efforts are currently focused on the development of standards-based products for a wide variety of applications. This is an important part of our strategy to provide a broader set of products and building blocks which allows deployment of flexible solutions leveraged off of reusable designs and commercially available components. This results in significant savings in development time and investment for our customers and increases the number of applications into which RadiSys solutions can be incorporated. In addition, we are increasingly combining our standards-based products to create more integrated hardware and software based systems.
      A portion of our R&D efforts are focused on “perfect-fit” integrated solutions for our customers, where existing functional building blocks are tailored to meet the customers’ specific needs. For these programs, our engineering team works closely with the customer’s engineering team to architect, develop and deliver solutions that meet their specific requirements using RadiSys functional building blocks. In some cases, the customer will pay non-recurring engineering fees as pre-defined milestones are achieved. We engage in close and frequent communication during the design and supply process, allowing us to operate as a “virtual division” within a customer’s organization. We believe our in-depth understanding of embedded systems provides customers with specialized competitive solutions, earning RadiSys a strong incumbent position for future system development projects.
      It is our objective to retain the rights to technology developed during the design process. In some cases, we agree to share technology rights, manufacturing rights, or both, with the customer. However, we generally retain nonexclusive rights to use any shared technology.
      In 2004, we opened our China Development Center in Shanghai as we moved to strengthen our position globally and grow our presence within the Asia Pacific region. Our first China Development Center product is currently scheduled for release in mid 2005.
      Our research and development is focused on three fundamental applications:

•	Computing, networking and processing, including blades, software-rich blades, I/ O blades, platforms and systems;

•	Interface modules used in platforms to convert one type of traffic or service into another, such as converting Asychonous Transfer Mode to Ethernet. These interfaces are typically used when aggregating multiple traffic flows, adding services or joining different types of networks;

•	Packet switching fabrics, including cell-based switching with packet processing.
      In 2004, 2003 and 2002, we invested $28.2 million, $22.8 million and $27.7 million, respectively, in research and development.
Sales and Marketing
      Our products are sold through a variety of channels, including direct sales, distributors and sales representatives. The total direct sales and marketing headcount was 75 at February 28, 2005. We use our sales model and dedicated cross-functional teams to develop long-term relationships with our customers, which is a means by which we achieve collaborative success. Our cross-functional teams include sales, marketing, program management, supply chain management, and design engineering. Our teams partner with our customers to combine their development efforts in key areas of competency with our standards-

based or perfect-fit solutions to achieve higher quality, lower development and product cost and faster time to market for their products.
      We market our products in North America, Europe and Israel (“EMEA”), and Asia Pacific. In each of these geographies, products are sold principally through a direct sales force with our sales resources located in the United States, Canada, Europe, Israel, China and Japan. In addition, in each of these geographies we make use of an indirect distribution model and sales representatives to access additional customers. In 2004, global revenues were comprised geographically of 43.8% from North America, 50.1% from EMEA and 6.1% from Asia Pacific.
      Financial information regarding the Company’s domestic and foreign operations is presented in Note 18 of the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
Manufacturing and Supply
      We utilize a combination of internal and outsourced manufacturing. Total manufacturing operations headcount was 217 at February 28, 2005. We currently manufacture approximately 34% of our own products and intend to continue to outsource more of our products to manufacturing services partners for better global customer fulfillment and reduced cost.
      We have an automated ISO9001 certified plant in Hillsboro, Oregon that provides board and systems assembly and test. This plant includes two automated lines for Surface Mount Technology (“SMT”) double-sided board assembly and facilities for systems integration, configuration and test. Because the products into which building blocks are integrated typically have long life reliability requirements, dynamic stress testing of our products must be particularly rigorous. We believe our systems testing processes are a competitive advantage.
      Although many of the raw materials and much of the equipment used in our internal and outsourced manufacturing operations are available from a number of alternative sources, some of these materials and equipment are obtained from a single supplier or a limited number of suppliers. We utilize multiple manufacturing services partners, mainly Celestica Inc., and Hon Hai Precision Industry Co., Ltd. (a.k.a. FoxConn) for outsourced board and system production. If one of these contractors failed to perform, this production could either be transferred internally to our Hillsboro, OR-based plant, or transferred to other contract manufacturers. Such transfers would require technical and logistical activities and would not be instantaneous. We contract with third parties for a continuing supply of the components used in the manufacture of our products. Certain components are supplied by only one supplier. For example, we currently rely on Intel for the supply of some microprocessors and other components, and we rely on LSI, Epson Electronic America, Broadcom, NEC, Chen Ming, Triax and Texas Instruments as sole source suppliers for other components. Alternative sources of supply for some of these components would be difficult to locate and/or it would require a significant amount of time and resources to establish an alternative supply line.
Backlog
      As of December 31, 2004, our backlog was approximately $22.6 million, compared to $31.8 million as of December 31, 2003. We include in our backlog statistic all purchase orders scheduled for delivery within 12 months. The general trend within our addressable markets is for shorter lead times and supplier managed inventory, which has been decreasing backlog as a percentage of revenue.
Intellectual Property
      We own 23 U.S. utility patents and have four U.S. patent applications pending as well as six foreign patent applications pending; however, we rely principally on trade secrets and rapid time to market for protection and leverage of our intellectual property. We believe that our competitiveness depends much more on the pace of our product development, trade secrets, and our relationships with customers. We have from time to time been made aware of others in the industry who assert exclusive rights to certain technologies, usually in the form of an offer to license certain rights for fees or royalties. Our policy is to evaluate such claims on a case-by-case basis. We may seek to enter into licensing agreements with companies having or asserting rights to technologies if we conclude that such licensing arrangements are necessary or desirable in developing specific products.
Employees
      As of February 28, 2005 we had 601 employees, of which 533 were regular employees and 68 were agency temporary employees or contractors. We are not subject to any collective bargaining agreement, have never been subject to a work stoppage, and believe that we have maintained good relationships with our employees.
Corporate History
      RadiSys Corporation was incorporated in March 1987 under the laws of the State of Oregon.
FORWARD-LOOKING STATEMENTS
      This Annual Report on Form 10-K may contain forward-looking statements. Our statements concerning our beliefs about the success of our shift in business strategy from perfect fit solutions to standards-based solutions, expectations and goals for revenues, gross margin, research and development expenses, selling, general, and administrative expenses, the impact of our restructuring events on future revenues, the anticipated cost savings effects of our restructuring activities, and our projected liquidity are some of the forward-looking statements contained in this Annual Report on Form 10-K. All statements that relate to future events or to our future performance are forward-looking statements. In some cases, forward-looking statements can be identified by terms such as “may,” “will,” “should,” “expect,” “plans,” “seeks,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “seek to continue,” “intends,” or other comparable terminology. These forward-looking statements are made pursuant to safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or our industries’ actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements.
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

RISK FACTORS
Risk Factors Related to Our Business

Because of our dependence on certain customers, the loss of, or a substantial decline in sales to, a top customer could have a material adverse effect on our revenues and profitability.
      During 2004, we derived 58.2% of our revenues from five customers. These five customers were Nokia, Nortel, IBM, Comverse and Diebold. During 2004, revenues attributable to Nokia and Nortel were 28.5% and 13.7%, respectively. We believe that sales to these customers will continue to be a substantial percentage of our revenues. A financial hardship experienced by, or a substantial decrease in sales to any one of our top customers could materially affect revenues and profitability.

We are shifting our business from predominately perfect fit solutions to more standards-based products, such as ATCA products, which requires substantial expenditures for research and development and could adversely affect our short-term earnings and, if the strategy is not properly executed, it could have a material adverse effect on our long-term revenues, profitability and financial condition.
      We are shifting our business from predominately perfect fit solutions to more standards-based solutions, such as ATCA products. There can be no assurance that this strategy will be successful. This strategy requires us to make substantial expenditures for research and development in new technologies that we reflect as a current expense in our financial statements. We believe that these investments in standards-based products and new technologies will allow us to provide a broader set of products and building blocks to take to market and allow us to grow on a long-term basis. Revenues from some of these investments, such as ATCA, are not expected to result in any significant revenue opportunities for at least twelve to eighteen months. Accordingly, these expenditures could adversely affect our short-term earnings. In addition, there is no assurance that these new products and technologies will be accepted by our customers and, if accepted, how large the market will be for these products or what the timing will be for any meaningful revenues. If we are unable to successfully develop and sell standards-based products to our customers, our revenues, profitability and financial condition could be materially adversely affected.

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

Our business depends on the service provider, commercial and enterprise systems markets in which demand can be cyclical, and any inability to sell products to these markets could have a material adverse effect on our revenues.
      We derive our revenues from a number of diverse end markets, some of which are subject to significant cyclical changes in demand. In 2004, we derived 43.4%, 31.9% and 24.7% of our revenues from the service provider, the commercial and the enterprise systems markets, respectively. We believe that our revenues will continue to be derived primarily from these three markets. Service provider revenues include, but are not limited to, telecommunications sales to Comverse, Lucent, Nokia and Nortel. Commercial systems revenues include, but are not limited to, sales to Agilent Technologies, Beckman Coulter, Diebold, Philips Medical and Seimens AG. Enterprise systems revenues include, but are not limited to, sales to Avaya, IBM and Nortel. Generally, our customers are not the end-users of our products. If our customers experience adverse economic conditions in the markets into which they sell our products (end markets), we would expect a significant reduction in spending by our customers. Some of these end markets are characterized by intense competition, rapid technological change and economic uncertainty. Our exposure to economic cyclicality and any related fluctuation in customer demand in these end markets could have a material adverse effect on our revenues and financial condition. Significant reduction in our customers’ spending, such as what we experienced in 2001 and 2002, will result in decreased revenues and earnings. We continue to execute on our strategy of expanding into new end markets either through new product development projects with our existing customers or through new customer relationships, but no assurance can be given that this strategy will be successful.

Our projections of future revenues and earnings are highly subjective and may not reflect future results that may result in volatility in the price of our common stock.
      Most of our major customers have contracts but these contracts do not commit them to purchase a minimum amount of our products. These contracts generally require our customers to provide us with forecasts of their anticipated purchases. However, our recent experience indicates that customers can change their purchasing patterns quickly in response to market demands and therefore these forecasts may not be relied upon to accurately forecast sales. From time to time we provide projections to our shareholders and the investment community of our future sales and earnings. Since we do not have long-term purchase commitments from our major customers and the customer order cycle is short, it is difficult for us to accurately predict the amount of our sales and related earnings in any given period. Our projections are based on management’s best estimate of sales using historical sales data, information from customers and other information deemed relevant. These projections are highly subjective since sales to our customers can fluctuate substantially based on the demands of their customers and the relevant markets. If our actual sales or earnings are less than the projected amounts, the price of our common stock may be adversely affected.

Because of our dependence on a few suppliers, or in some cases one supplier, for some of the components we use, as well as our dependence on a few contract manufacturers to supply a majority of our products, a loss of a supplier, a shortage of any of these components, or a loss of a contract manufacturer could have a material adverse effect on our business or our financial performance.
      We depend on a few suppliers, or in some cases one supplier, for a continuing supply of the components we use in the manufacture of our products and any disruption in supply could adversely impact our financial performance. For example, we are dependent solely on Intel for the supply of some microprocessors and other components, and we depend on LSI, Epson Electronic America, Broadcom, NEC, Chen Ming, Triax and Texas Instruments as the sole source suppliers for other components such as integrated circuits and mechanical assemblies. Alternative sources of supply for some of these components would be difficult to locate and/or it would require a significant amount of time and resources to establish an alternative supply line. We also rely on contract manufacturers as the sole suppliers of certain RadiSys products. For example Foxconn produces certain products that we do not produce internally and that no other contact manufacturer produces for us. Alternative sources of supply for the RadiSys products that our contract manufacturers produce would be difficult to locate and/or it would require a significant amount of time and resources to establish an alternative supply line, including transitioning the products to be internally produced.

We are shifting a significant portion of our manufacturing to third party contract manufacturers and our inability to properly transfer our manufacturing or any failed or less than optimal execution on their behalf could adversely affect our revenues and profitability.
      We have traditionally manufactured a substantial portion of our products. To lower our costs and provide better value and more competitive products for our customers and to achieve higher levels of global fulfillment, we are shifting a significant amount of our manufacturing to third party contract manufacturers. At the end of 2004, our contract manufacturing partners were manufacturing approximately

66% of all of our unit volume. We expect to increase our outsourcing to our contract manufacturers to 70% or more of our unit volume by the end of 2005. If we do not properly transfer our manufacturing expertise to these third party manufacturers or they fail to adequately perform, our revenues and profitability could be adversely affected. We also rely on contract manufacturers as the sole suppliers of certain RadiSys products. For example Foxconn produces certain products that we do not produce internally and that no other contact manufacturer produces for us. Alternative sources of supply for the RadiSys products that our contract manufacturers produce would be difficult to locate and/or it would require a significant amount of time and resources to establish an alternative supply line, including transitioning the products to be internally produced. We currently utilize several contract manufacturers for outsourced board and system production; however, we depend on two primary contract manufacturing partners, Foxconn, and Celestica, Inc.

Competition in the market for embedded systems is intense, and if we lose our position, our revenues and profitability could decline.
      We compete with a number of companies providing embedded systems, including Advantech Co., Artesyn Technologies, Continuous Computing, Embedded Communications Computing Group , a unit of Motorola, Hewlett Packard, divisions within Intel Corporation and IBM, Kontron AG, Mercury Computer Systems, Performance Technologies and SBS Technologies. Because the embedded systems market is growing, it is attracting new non-traditional competitors. These non-traditional competitors include contract-manufacturers that provide design services and Asian-based original design manufacturers. Some of our competitors and potential competitors have a number of significant advantages over us, including:

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
      In 2004, we derived 5.0% of our revenues from Canada and Mexico, 50.1% of our revenues from EMEA and 6.1% from Asia Pacific. In addition, during 2004 we opened a development center in Shanghai, China and began to utilize a contract manufacturer in Shenzhen, China. As a result, we are subject to worldwide economic and market condition risks generally associated with global trade, such as fluctuating exchange rates, tariff and trade policies, domestic and foreign tax policies, foreign governmental regulations, political unrest, wars and other acts of terrorism and changes in other economic conditions. These risks, among others, could adversely affect our results of operations or financial position. Additionally, some of our sales to overseas customers are made under export licenses that must be obtained from the United States Department of Commerce. Protectionist trade legislation in either the United States or other countries, such as a change in the current tariff structures, export compliance laws, trade restrictions resulting from war or terrorism, or other trade policies could adversely affect our ability to sell or to manufacture in international markets. Furthermore, revenues from outside the United States are subject to inherent risks, including the general economic and political conditions in each country. These risks, among others, could adversely affect our results of operations or financial position.

If we are unable to generate sufficient income in the future, we may not be able to fully utilize our net deferred tax assets or support our current levels of goodwill and intangible assets on our balance sheet.
      We cannot provide absolute assurance that we will generate sufficient taxable income to fully utilize the net deferred tax assets of $27.4 million as of December 31, 2004. We may not generate sufficient taxable income due to earning lower than forecasted net income or incurring charges associated with unusual events, such as restructurings and acquisitions. Accordingly, we may record a full valuation allowance against the deferred tax assets if our expectations of future taxable income are not achieved. On the other hand, if we generate taxable income in excess of our expectations, the valuation allowance may be reduced accordingly. We also cannot provide absolute assurance that future income will support the carrying amount of goodwill and intangibles of $31.7 million on the Consolidated Balance Sheet as of December 31, 2004, and therefore, we may incur an impairment charge in the future.

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
      We develop and supply a mix of perfect fit and standards-based products. Standards-based products for embedded computing applications are often based on industry standards, which are continually evolving. Our future success in these products will depend, in part, upon our capacity to invest in, and successfully develop and introduce new products based on emerging industry standards. Our inability to invest in or conform to these standards could render parts of our product portfolio uncompetitive, unmarketable or obsolete. As our addressable markets develop new standards, we may be unable to successfully invest in, design and manufacture new products that address the needs of our customers or achieve substantial market acceptance.

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
      The price of our common stock may be subject to wide, rapid fluctuations. Our period-to-period revenues and operating results have varied in the past and may continue to vary in the future, and any such fluctuations may cause our stock price to fluctuate. Fluctuations in the stock price may also be due to other factors, such as changes in analysts’ estimates regarding earnings, or may be due to factors relating to the service provider, commercial and enterprise systems markets in general. Shareholders should be willing to incur the risk of such fluctuations.

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
      In addition, if our common stock is acquired in specified transactions deemed to constitute “control share acquisitions”, provisions of Oregon law condition the voting rights that would otherwise be associated with those common shares upon approval by our shareholders (excluding, among other things, the acquirer in any such transaction). Provisions of Oregon law also restrict, subject to specified exceptions, the ability of a person owning 15% or more of our common stock to enter into any “business combination transaction” with us.
      The foregoing provisions of Oregon law and our articles of incorporation and bylaws could limit the price that investors might be willing to pay in the future for shares of our common stock.

In recent years, various state, federal and international laws and regulations governing the collection, treatment, recycling and disposal of certain materials used in the manufacturing of electrical and electronic components have been enacted. In support of these laws and regulations, we will incur significant additional expenditures and we may incur additional capital expenditures and asset impairments to ensure that our products and our vendor’s products are in compliance with these regulations, and we may also incur significant penalties in connection with any violations of these laws. Additionally, failure to comply with these regulations could have an adverse affect on our business, financial condition and results of operations. As a result, our financial condition or operating results may be negatively impacted.
      The most significant pieces of legislation relate to two European Union (“EU”) directives aimed at wastes from electrical and electronic equipment (“WEEE”) and the restriction of the use of certain hazardous substances (“RoHS”). Specifically, the RoHS directive prohibits the use of certain types of materials, such as lead, in the manufacturing of electronic products. As of July 1, 2006 products sold within the EU, a market in which we sell a significant amount of our products, must be RoHS compliant. Failure to comply with such legislation could result in our customers refusing to purchase our products and subject us to significant monetary penalties in connection with a violation, both of which could have a materially adverse affect on our business, financial condition and results from operations.

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

Item 2.	Properties
      Information concerning our principal properties at December 31, 2004 is set forth below:

			Square
Location	Type	Principal Use	Footage	Ownership

Hillsboro, OR	Office & Plant	Headquarters, Marketing,	138,000	Leased
		Manufacturing, Distribution, Research, and Engineering	23,000	Owned
Des Moines, Iowa	Office	Marketing, Research, and Engineering	12,655	Leased
Boca Raton, FL	Office	Marketing, Research, and Engineering	36,000	Leased
      In addition to the above properties, we own two parcels of land adjacent to our Hillsboro, Oregon facility, which are being held for future expansion. We also lease sales offices in the United States located in San Diego, California; Cheshire, Connecticut and Marlborough, Massachusetts. We have international sales offices located in Munich, Germany; Tokyo, Japan; Birmingham, United Kingdom; and Dublin, Ireland. We have two offices to support our contract manufacturing partners and these offices are located in Charlotte, North Carolina and in Shenzhen, China. We also lease an office in Shanghai, China for our China-based Development Center.
      Beginning in the first quarter of 2001, we initiated a restructuring of our operations. As a result, we committed to vacate properties according to our restructuring plans. We partially vacated facilities in Boca Raton, Florida and fully vacated facilities in Campbell, California and Houston, Texas. At the end of 2004, we were utilizing or subleasing the majority of space in our facilities that were not vacated as a result of our restructuring plans.

Item 3.	Legal Proceedings
      In the opinion of management, there is no material litigation pending.

Item 4.	Submission of Matters to a Vote of Security Holders
      Not applicable.
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
      Our Common Stock is traded on the Nasdaq National Market under the symbol “RSYS.” The following table sets forth, for the periods indicated, the highest and lowest closing sale prices for the Common Stock, as reported by the Nasdaq National Market.

	High	Low

2004
Fourth Quarter	$19.74	$12.60
Third Quarter	19.02	9.61
Second Quarter	24.85	15.13
First Quarter	24.80	16.70
2003
Fourth Quarter	$21.30	$15.84
Third Quarter	20.34	13.30
Second Quarter	13.58	5.35
First Quarter	8.10	5.99
      The closing price as reported on NASDAQ on March 3, 2005 was $15.28 per share. As of March 3, 2005, there were approximately 350 holders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our outstanding Common Stock is held of record in broker “street names” for the benefit of individual investors.
Dividend Policy
      We have never paid any cash dividends on our common stock and do not expect to declare cash dividends on the common stock in the foreseeable future in compliance with our policy to retain all of our earnings to finance future growth.

Item 6.	Selected Financial Data

	For the Years Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Consolidated Statements of Operations Data
Revenues	$245,824	$202,795	$200,087	$227,713	$340,676
Gross margin	79,172	65,157	59,444	35,155	116,897
Income (loss) from operations	17,272	8,775	(3,740)	(57,852)	34,005
Income (loss) from continuing operations	13,011	6,010	(1,759)	(33,117)	32,646
Loss from discontinued operations related to Savvi business, net of tax benefit	—	(4,679)	(1,546)	(1,369)	—
Net income (loss)	13,011	1,331	(3,305)	(34,486)	32,646
Net income (loss) from continuing operations per common share:
Basic	$0.69	$0.34	$(0.10)	$(1.92)	$1.92
Diluted	$0.59	$0.32	$(0.10)	$(1.92)	$1.80
Net loss from discontinued operations related to Savvi business, net of tax benefit per common share:
Basic	$—	$(0.26)	$(0.09)	$(0.08)	$—
Diluted	$—	$(0.25)	$(0.09)	$(0.08)	$—
Net income (loss) per common share:
Basic	$0.69	$0.07	$(0.19)	$(2.00)	$1.92
Diluted	$0.59	$0.07	$(0.19)	$(2.00)	$1.80
Weighted average shares outstanding (basic)	18,913	17,902	17,495	17,249	16,974
Weighted average shares outstanding (diluted)	23,823	18,406	17,495	17,249	18,161
Consolidated Balance Sheet Data
Working capital	$186,634	$222,324	$132,474	$141,940	$205,357
Total assets	345,238	365,562	274,299	305,201	334,003
Long term obligations, excluding current portion	107,015	164,600	83,954	104,180	97,191
Total shareholders’ equity	191,233	160,990	152,801	150,711	179,331

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      Total revenue was $245.8 million, $202.8 million and $200.1 million in 2004, 2003 and 2002, respectively. Backlog was approximately $22.6 million, $31.8 million and $23.8 million at December 31, 2004, 2003 and 2002, respectively. Backlog includes all purchase orders scheduled for delivery within 12 months. The general trend within our addressable markets is for shorter lead times and supplier-managed inventory, which has been decreasing backlog as a percentage of revenue. We believe the increase in revenues from 2002 to 2003 reflected our improving position in a number of diverse and improving end markets and the success of new product introductions. The increase in revenues for 2004 compared to 2003 was primarily attributable to sales volume increases driven by improved infrastructure capital spending in our end markets and shipments of new products that were completed in 2003 ramping into production in 2004.We believe that our customers’ end markets that we serve will continue to see growth in 2005 and that our position in these markets will continue to strengthen with our commitment to providing leading embedded solutions. We currently believe that our customers’ end markets will experience mid to high single digit growth rates in 2005 and that we will grow faster than our customers’ end markets in 2005. We anticipate growth due to new product introductions and we expect to design and supply more of our customers’ solutions.
      In 2004 we shifted more investment from predominantly one-off custom-designed products to standards-based, re-usable platforms and solutions. We believe standards-based platforms provide our customers a number of fundamental benefits. First, by using ready-made platform solutions rather than ground-start custom-designs, our customers can achieve significantly shorter intervals and faster time-to-market. Second, we believe our customers can achieve a lower total cost by using solutions that are leveraged across multiple applications rather than a single-use proprietary solution. By offering ready-made platforms, we believe we have the opportunity to address a wider range of new market opportunities with the potential for faster time to revenue than with ground-start, custom-designs. We believe this ability to reuse designs makes our business and investment model more scalable. Finally, we believe this standard-focused model will allow us to provide more integrated and higher value solutions to our customers than we have typically delivered under a custom-design model.
      We announced our Promentumtm family of AdvancedTCA products in 2004. This family of products includes universal carrier cards, switch and control modules, disk storage modules, compute modules, and a 14-slot shelf or chassis. These products will be offered individually or will be integrated together as part of a blade server platform system known as the Promentum-6000. We believe the Promentum-6000 system will provide customers a highly reliable managed platform on which to build their new voice and data offerings. We have significant experience in the design, delivery and deployment of carrier-grade, modular platforms. We believe the ATCA standard increases our opportunity to implement reusable platforms, enabling the deployment of more flexible solutions based on cost-effective commercial technologies. We believe our core ATCA solutions will be applicable across a wide range of customers and applications and are potentially applicable in all three of our defined markets. These integrated hardware and software platforms make extensive use of common architectural and component designs, with carrier grade operating systems and middleware, reducing development time and costs and enhancing application portability.
      In addition to our new ATCA offerings, we recently announced our new Proceleranttm series of modular computing solutions, which we anticipate will be released in mid 2005, for customers in our commercial systems markets for medical, transaction terminals and test and measurement applications. These new modular products are currently in development and we believe these products will represent a family of high density, flexible solutions that will enable commercial systems customers to achieve more rapid time to market with cost effective designs.
      Income from continuing operations was $13.0 million in 2004, $6.0 million in 2003 and a net loss from continuing operations of $1.8 million in 2002. Income per share from continuing operations was $0.69 and $0.59, basic and diluted, respectively, for 2004 compared to $0.34 and $0.32, basic and diluted, respectively, in 2003. Net loss per share from continuing operations was $0.10, basic and diluted, in 2002. In light of overall market conditions and the economic downturn during 2001 and 2002, we initiated several cost reduction measures. Beginning in 2001, we initiated a restructuring of our operations, and as a result, we recorded several restructuring charges in 2001, 2002 and 2003. The restructuring activities occurring prior to 2004 included workforce reductions, consolidation of certain facilities, fixed asset and capitalized software write-downs, and other costs, and were largely intended to align our capacity and infrastructure to anticipated near-term demand for our products. We realized the effect of reducing our cost structure beginning in 2002 and continued to see cost structure reductions in 2003. We also recorded restructuring charges in 2004 which were not associated with cost reduction measures but were instead related to the continued effort to develop the skills necessary to support our shift in business strategy from predominately custom-designed solutions to more standards-based solutions. The 2004 restructurings were also initiated as a result of the level of increased outsourcing which has partially reduced our need for internal resources. In early 2002 we initiated an aggressive strategic plan to reduce material costs, which began to show results in the latter half of 2002 and in 2003. We also instituted other cost cutting measures during 2002 and 2003, including office closures and tighter controls on discretionary spending. These general cost cutting measures resulted in higher margins and lower operating expenses in 2003 than in previous years. During 2002 we completed the sale of our Multibus business unit and during 2003 we completed the sale of our Savvi business, to allow us to focus on our core embedded systems business and core Tier 1 OEM customers within our three primary markets. The increase in income from continuing operations in 2004 compared to 2003 was primarily due to growing our revenues without proportionately increasing our operating expenses. We have engaged in several actions that have further improved our profitability in 2004 compared to 2003, including increasing the level of outsourced manufacturing to further control product costs, continuing the initiative to reduce material costs, and initiating other operating cost cutting and control measures, including office space reductions and closures and tighter controls on discretionary spending.
      Net income was $13.0 million and $1.3 million in 2004 and 2003, respectively, and net loss was $3.3 million in 2002. Net income per share was $0.69 and $0.59, basic and diluted, respectively, in 2004 compared to $0.07, basic and diluted, in 2003. Net loss per share was $0.19, basic and diluted, in 2002. During the first quarter of 2003, we completed the sale of our Savvi business which allowed us to focus on our core embedded systems business within our three primary markets. The $4.7 million loss from discontinued operations recorded in the first quarter of 2003 includes a $4.3 million loss on the sale of the Savvi business as well as $393 thousand of net losses incurred by the business unit during the quarter.
      In the second quarter of 2004, we bought out the remaining lease obligations for the Houston, Texas manufacturing facility at a discount. The Houston facility was vacated as part of the second quarter of 2002, fourth quarter of 2001 and first quarter of 2001 restructuring events.
      In August 2004, we announced plans to eliminate approximately 14 engineering and marketing positions in our Birmingham, UK office during the fourth quarter of 2004. We have integrated the work done by these employees into other RadiSys locations. In conjunction with these position eliminations, some R&D spending will be re-directed to align with our strategy to deliver more integrated standards-based solutions.
      In October 2004, we announced plans to eliminate approximately 55 to 65 positions during the fourth quarter of 2004 and to record a restructuring charge in the fourth quarter of 2004. These reductions were a result of the increase in outsourced manufacturing as well as to continue our shift of skills required to develop, market, sell, and support more advanced embedded platforms and solutions. We expect the workforce reduction to be substantially completed by March 31, 2005. As we continue to execute on our strategy of increasing the level of outsourced manufacturing, we may incur additional restructuring charges.
      We have also begun to invest in infrastructure in emerging markets such as China. We continue to ramp up the hiring of engineers for our Shanghai R&D center. A significant portion of our products are currently assembled by our China-based manufacturing partner’s China-based facilities and we expect to increase this outsourcing activity in 2005. We have hired employees in China to support the outsourcing initiative, and we have also added sales and marketing support personnel in China to focus on selling product into this region.
      We expect a combined overall decrease in research and development and sales, marketing and administrative expenses of between $100 thousand and $200 thousand for the first quarter of 2005 compared to the fourth quarter of 2004. The decrease is the result of a reduction in costs associated with the implementation of the Sarbanes-Oxley Act and reduced spending associated with the development and fourth quarter 2004 launch of our ATCA family of products.
      In November 2003, we completed a private offering of 1.375% convertible senior notes due November 15, 2023 to qualified institutional buyers, resulting in net proceeds of $97 million. We plan to use the proceeds of the offering for general corporate purposes including working capital, potential acquisitions, partnership opportunities and potential repayment of existing debt obligations. In early 2004, we incurred expenses of $619 thousand to evaluate a potential acquisition that did not occur. We plan to actively continue evaluating potential acquisitions and partnership opportunities. During the second quarter of 2004, we repurchased $58.8 million principal amount of the 5.5% convertible subordinated notes in the open market for $58.2 million.
      During 2004, we incurred $841 thousand of stock-based compensation expense associated with shares issued pursuant to the Company’s 1996 Employee Stock Purchase Plan (“ESPP”). We incurred stock-based compensation expense because the original number of ESPP shares approved by the shareholders was insufficient to meet employee demand for an ESPP offering consummated in February 2003 and ending in August 2004. We subsequently received shareholder approval for additional ESPP shares in May 2003. We currently do not anticipate incurring stock-based compensation expense subsequent to 2004 associated with our ESPP under the intrinsic value method. Beginning in the third quarter of 2005 the Company will recognize stock-based compensation expense based on the fair value method, as required by SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”
      On November 12, 2004, the Compensation and Development Committee of the Board of Directors approved an acceleration of vesting of those employee stock options with an option price greater than $15.99, which was greater than the fair market value of the shares on that date ($14.23). Approximately 1.1 million options with varying remaining vesting schedules were subject to the acceleration and became immediately exercisable. As a result of the acceleration, we expect to reduce our exposure to the effects of the Financial Accounting Standards Board (“FASB”) proposal to require companies to recognize stock-based compensation expense associated with stock options based on the fair value method. The FASB proposal will be effective beginning the second half of fiscal year 2005. Upon adoption of this proposal we must determine the appropriate fair value model to be used for valuing share-based payments. If we were to continue to use the fair value method currently used for reporting pro forma disclosures of net income (loss) and net income (loss) per common share, we estimate a reduction in stock-based compensation expense associated with the acceleration of approximately $2.1 million for the last six months of 2005 and $3.7 million for the year ended December 31, 2006.
      Cash, cash equivalents and investments amounted to $198.6 million, $225.4 million and $118.9 million at December 31, 2004, 2003 and 2002, respectively. The decrease in cash, cash equivalents and investments during 2004 compared to 2003, was primarily due to the repurchase of $58.8 million principal amount of the 5.5% convertible subordinated notes for $58.2 million. This was partially offset by positive cash from operations in the amount of $24.7 million in 2004. The increase in cash, cash equivalents and investments during 2003 compared to 2002, was primarily due to the issuance of our 1.375% convertible senior notes resulting in net proceeds of $97 million and generation of $18.3 million of cash flows from operations in 2003. In 2003, we sold our Des Moines, Iowa facility to a third party for $8.5 million, generating positive cash flow amounting to $360 thousand. In 2003, we repurchased $10.3 million of the 5.5% convertible subordinated notes for $9.2 million.
      We generated net cash from operations in excess of net income in 2004, and we continued to improve our cash cycle time, primarily by increasing inventory turns and decreasing the days that customer accounts receivable are outstanding. We believe that cash flows from operations, available cash and investment balances, and short-term borrowings will be sufficient to fund our operating liquidity needs for the short-term and long-term. In 2004, we obtained board authorization to repurchase all remaining convertible subordinated notes, and we may elect to use a portion of the cash, cash equivalents and investment balances to repurchase additional amounts of the convertible subordinated notes.
      In the following discussion of our financial condition and results of operations, we intend to provide information that will assist in understanding our financial statements, changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our financial statements.
Critical Accounting Policies and Estimates
      Management’s discussion and analysis of our financial condition and results of operations are based upon the Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that may affect the reported amounts of assets, liabilities, and revenues and expenses. On an on-going basis, management evaluates its estimates. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
      An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the Consolidated Financial Statements.

Inventory Reserves
      We record the provision for inventory reserves for estimated obsolete or unmarketable inventories as the difference between the cost of inventories and the estimated net realizable value based upon assumptions about future demand and market conditions. Factors influencing the provision include: changes in demand, rapid technological changes, product life cycle and development plans, component cost trends, product pricing, and physical deterioration. If actual market conditions are less favorable than those projected by management additional provisions for inventory reserves may be required. Our estimate for the provision is based on the assumption that our customers comply with their current contractual obligations to us. We provide long-life support to our customers and therefore we have material levels of customer specific inventory. If our customers experience a financial hardship or if we experience unplanned cancellations of customer contracts, the current provision for the inventory reserves may be inadequate. Additionally, we may incur additional expenses associated with any non-cancelable purchase obligations to our suppliers if they provide customer-specific components to us.
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

Accrued Warranty
      We provide for the estimated cost of product warranties at the time revenue is recognized. Our standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time, which is generally 24 months after shipment. The workmanship of our products produced by contract manufacturers is covered under warranties provided by the contract manufacturer for a specified period of time ranging from 12 to 15 months. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our estimated warranty obligation is based upon ongoing product failure rates, internal repair costs, contract manufacturing repair charges for repairs not covered by the warranty provided by the contract manufacturer, product call rates, average cost per call and current period product shipments. If actual product failure rates, repair rates, service delivery costs, or post-sales support costs differ from our estimates, revisions to the estimated warranty liability would be required. Additionally, we accrue warranty costs for specific customer product repairs that are in excess of our warranty obligation calculation described above.

Long-Lived Assets
      We assess impairment of property and equipment and definite-lived intangible assets whenever changes in circumstances indicate that the carrying values of the assets may not be recoverable. During 2003, we reviewed property and equipment and identifiable intangible assets for impairment due to several events, including the sale of the Savvi business, the restructuring event in the first quarter, and the sale of our facility in Des Moines Iowa. As a result of the sale of the Savvi business, we recorded an impairment of our intangible assets of $1.7 million. This impairment charge is included in the loss from discontinued operations related to the Savvi business in 2003. The Company disposed of $8.8 million of net book value associated with the building and other office equipment as a result of the sale of the Des Moines, Iowa facility. The write off of the net book value associated with building and office equipment is included in loss on building sale in 2003. Also in 2003, we performed a fixed asset physical inventory count, during which we evaluated whether the carrying value of the property and equipment would be recoverable. We recorded write-offs of $240 thousand as a result of the fixed asset physical inventory.
      Goodwill represents the excess of cost over the assigned value of the net assets in connection with prior acquisitions. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator. Goodwill is required to be tested for impairment at least annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Goodwill will be written down when impaired, rather than be amortized as previous standards required.
      We completed our annual goodwill impairment analysis as of September 30, 2004 and concluded that as of September 30, 2004, there was no goodwill impairment. To determine whether or not goodwill may be impaired, we compare our book value to our market capitalization. If the trading price or the average trading price of our common stock is below the book value per share for a sustained period, a goodwill impairment test will be performed by comparing book value to estimated market value. Our book value per share was $9.50 at September 30, 2004. Additionally, we perform other tests, such as the multiple of revenues and present value of future cash flows to further validate the fair market value of the goodwill. Management concluded there was no indication of material changes requiring an updated goodwill impairment analysis as of December 31, 2004. We may be required, under certain circumstances, to update our impairment analysis, which may result in losses on acquired goodwill. As a result of the sale of the Savvi business in 2003, we recorded $2.4 million in write-offs of goodwill. This impairment charge is included in the loss from discontinued operations related to the Savvi business in 2003.
      When we determine that the carrying value of property and equipment, identifiable intangible assets, or goodwill will not be recoverable, we calculate and record impairment losses based upon future estimates of cash flows. We estimate future cash flows using assumptions about our expected future operating performance. Our estimates of future cash flows may differ from actual cash flow due to, among other things, technological changes, economic conditions, or changes to our business operations.

Income Taxes
      We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. The Company records a valuation allowance to reduce deferred tax assets to the amount expected to “more likely than not” be realized in its future tax returns. Should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, adjustments to the valuation allowance for deferred tax assets may be required. The net deferred tax assets amounted to $27.4 million as of December 31, 2004. As of December 31, 2004 we estimate utilization of the net deferred tax assets will require that we generate $73.7 million in taxable income prior to the expiration of net operating loss carryforwards which will occur between 2005 and 2023. We may record a valuation allowance against the deferred tax assets if our expectations of future taxable income are not achieved. If we were to record a valuation allowance, the allowance could include the entire balance of net deferred tax assets as any significant departures from expected future taxable income could suggest uncertainty in our business and therefore we may determine that there is no reasonable basis to calculate a partial valuation allowance. On the other hand, if we generate taxable income in excess of our future expectations, the valuation allowance may be reduced accordingly.

Allowance for Doubtful Accounts
      We have a relatively small set of multinational customers that typically make up the majority of our accounts receivable balance. Our allowance for doubtful accounts is determined using a combination of factors to ensure that our trade receivables balances are not overstated. We record reserves for individual accounts when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, our estimates of the recoverability of receivables would be further adjusted. At December 31, 2004, 63.3% of our accounts receivable was due from our five largest customers. If one of these large customers or a number of our smaller customers files for bankruptcy or otherwise is unable to pay us the amounts due the current allowance for doubtful accounts may not be adequate. At December 31, 2002, we specifically identified and reserved for one international customer that filed for bankruptcy. At December 31, 2002, we recorded a reserve for this customer’s account in the amount of approximately $500 thousand and, subsequently, in 2003 we wrote-off the account as we had determined that this account was uncollectible. During 2003 we improved our international credit policies. During the year ended December 31, 2004 there were no significant account balances reserved for and the allowance for doubtful accounts decreased by $413 thousand as a result of the write-off of previously specifically identified account balances.
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

Accrued Restructuring
      We have engaged, and may continue to engage, in restructuring actions, which require us to make significant estimates in several areas including: realizable values of assets made redundant or obsolete; expenses for severance and other employee separation costs; the ability to generate sublease income, as well as our ability to terminate lease obligations at the amounts we have estimated; and other exit costs. Should the actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted. For a description of our restructuring actions, refer to our discussion of restructuring charges in the Results of Operations section.

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

Stock-based Compensation
      We currently account for the expense associated with our stock-based compensation plans using the intrinsic value method. We provide pro forma disclosures of net income (loss) and net income (loss) per common share as if the fair value method had been applied in measuring compensation expense. Equity instruments are granted to employees, directors, and consultants in certain instances, as defined in the respective plan agreements. We currently use the Black-Scholes model to measure our stock-based compensation expense for the pro forma disclosures. In December 2004, the Financial Accounting Standards Board (“FASB”) issued its final determination on the issue of stock-based compensation, requiring companies to account for stock-based compensation based on the fair value method, which replaces the intrinsic value method. For periods prior to the effective date of this change, pro forma disclosures will be an alternative to recognition in the financial statements. We will be required to adopt this pronouncement in the third quarter of fiscal 2005, beginning July 1, 2005. We must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption alternatives. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption, while the retroactive methods would require reporting compensation expense for all unvested stock options and restricted stock beginning with the first period restated. RadiSys is evaluating the requirements of the pronouncement and expects that the adoption of the pronouncement will have a material impact on RadiSys’ consolidated results of operations and earnings per share. RadiSys has not yet determined the method of adoption or the effect of the pronouncement, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures.
      To determine the fair value of our stock-based compensation plans, we currently take into consideration the following:

•	Exercise price of the option or share

•	Expected life of the option or share

•	Price of our common stock on the date of grant

•	Expected volatility of our common stock over the life of the option or share

•	Risk free interest rate during the expected term of the option
      The calculation includes several assumptions that require management’s judgment. The expected life of the option or share is determined based on assumptions about patterns of employee exercises, and represents a probability-weighted average time-period from grant until exercise of stock options, subject to information available at time of grant. Determining expected volatility generally begins with calculating historical volatility for a similar long-term period and then considering the ways in which the future is reasonably expected to differ from the past.

Results of Operations
      The following table sets forth certain operating data as a percentage of revenues for the years ended December 31, 2004, 2003 and 2002.

	For the Years Ended
	December 31,

	2004	2003	2002

Revenues	100.0%	100.0%	100.0%
Cost of sales	67.8	67.9	70.3

Gross margin	32.2	32.1	29.7
Research and development	11.5	11.3	13.9
Selling, general, and administrative	12.4	13.3	15.0
Intangible assets amortization	0.9	1.5	1.5
Gain on sale of Multibus, net of expenses	—	—	(0.6)
Loss on building sale	—	0.9	—
Restructuring and other charges	0.4	0.8	1.7

Income (loss) from operations	7.0	4.3	(1.8)
Gain (loss) on repurchase of convertible subordinated notes	(0.2)	0.4	1.5
Interest expense	(1.5)	(2.4)	(2.8)
Interest income	1.4	1.3	1.5
Other expense, net	(0.1)	(0.6)	(0.6)

Income (loss) from continuing operations before income tax provision (benefit)	6.6	3.0	(2.2)
Income tax benefit (provision)	1.3	—	1.3

Income (loss) from continuing operations	5.3	3.0	(0.9)

Loss on discontinued operations related to Savvi business, net of tax benefit	—	(2.3)	(0.7)

Net income (loss)	5.3%	0.7%	(1.6)%

Comparison of Year 2004 and Year 2003
      Revenues. Revenues increased by $43.0 million, or 21.2%, from $202.8 million in 2003 to $245.8 million in 2004. Included in the revenues in the first and fourth quarter of 2004, are end of life component inventory sales to two of our major customers amounting to $3.1 million and $1.4 million, respectively. These inventory sales were recorded as revenues but did not generate any gross profit since the inventory was sold at cost. As of December 31, 2004 and December 31, 2003, backlog was approximately $22.6 million and $31.8 million, respectively. Generally, the increase in revenues in 2004 compared to 2003 is attributable to sales volume increases and new product sales in the end markets as described below.
      The increase in revenues in 2004 compared to 2003 is due to an increase in revenues in the service provider systems, commercial systems and enterprise systems markets of $30.6 million, $12.0 million and $350 thousand, respectively. The end of life component inventory sales discussed above were included in the service provider systems market revenues in 2004.
      Revenues in the service provider systems market increased in 2004 compared to the same periods in 2003, primarily because we continue to design and supply more content within our customers’ 2.5G and 3G wireless infrastructure products. The increase was also attributable to improved economic conditions causing market growth in the wireless infrastructure sub-market.

      Revenue in the commercial systems market increased approximately $12.0 million from 2003 levels to 2004 levels due to new product development projects ramping into production volumes and the economic recovery early in 2004 which buoyed demand in cyclical sub-markets. The test and measurement and industrial automation sub-markets grew in response to strengthening market and global economic conditions. Test and measurement and medical sub-markets also benefited from product development projects which ramped to production volumes in 2003 and 2004. Increased revenues from medical, industrial automation and test and measurement were partially offset by lower revenues from the transaction terminals sub-market as legacy business in that area decreased for products reaching or nearing end of life.
      Revenues in the enterprise systems market increased in 2004 compared to 2003, primarily due to increased sales to the datacom sub-market. This is due to the ramp of a new product in this sub-market into full-production in mid-2004. Partially offsetting this growth is a year-over-year decline in the telephony sub-market.
      Given the dynamics of these markets, we may experience general fluctuations as a percentage of revenue attributable to each market and, as a result, the quarter-to-quarter comparisons of our market segments often are not indicative of overall economic trends affecting the long-term performance of our end markets. We currently expect that each of the three markets will continue to represent a significant portion of total revenues.
      From a geographic perspective, in 2004 compared to 2003 the overall increase in revenues was concentrated in EMEA, which experienced an increase in revenues of $38.6 million. The increase in the revenues in EMEA in 2004 compared to 2003, is primarily attributable to higher sales of wireless infrastructure products to Nokia. Included in EMEA revenues in 2004 is $4.5 million end of life component inventory sales to two of our major customers. We currently expect continued quarterly fluctuations in the percentage of revenue from each geographic region.
      Gross Margin. Gross margin for 2004 was 32.2% compared to 32.1% for 2003. In 2004, cost of sales includes $235 thousand of stock-based compensation expense which is discussed in “Stock-based Compensation Expense” below.
      The following items affected gross margin as a percentage of revenues for 2004 compared to 2003. The E&O reserve requirements, including transfers from adverse purchase commitments, decreased as a percentage of revenues from 2.1% in 2003 to 1.2% in 2004 primarily because during the fourth quarter of 2003, we revised the E&O reserve calculation. We previously estimated the required reserve for excess inventory based on a forward projection of excess material beyond 12 months demand. The revised process combines the historical view of demand over the prior six months with a prospective view of demand over 12 months. We tested the revised method against prior periods and found it to be a better indicator of excess inventory. Additionally, the E&O inventory reserve requirements have decreased due to increasing demand and consumption for some of our older products. Warranty expenses have also decreased as a percentage of revenues from 2.0% in 2003 to 1.1% in 2004 due to a few unique, specifically-identified warranty-related issues that made up a large portion of the warranty expense in 2003. The improvement in our gross margin from 2003 to 2004 which resulted from the decreases in E&O inventory reserves and warranty reserves as a percentage of revenues was almost entirely offset by a shift in sales to higher volume products which have lower margins. These lower margin products are primarily associated with sales to our larger customers that receive volume discounts. Further, during the first and fourth quarters of 2004 we had end of life component inventory sales to two of our major customers amounting to $3.1 million and $1.4 million, respectively. These inventory sales did not generate any gross profit as the inventory was sold at cost. Our long-term gross margin target range continues to be 32% to 35%, excluding any impact from the implementation of an accounting standard that will require the recognition of stock-based compensation expense associated with employee stock options effective in the latter half of 2005. Among other factors, our long-term gross margin range is dependent upon successful execution of our outsourcing strategy.

      Research and Development. Research and development expenses consist primarily of salary, bonuses, and benefits for product development staff, and cost of design and development supplies and equipment. Research and development expenses increased $5.4 million, or 23.5%, from $22.8 million in 2003 to $28.2 million in 2004. In 2004, research and development expenses include $343 thousand of stock-based compensation expense which is discussed in “Stock-based Compensation Expense” below. The increase in research and development expenses in 2004 compared to 2003 is due mainly to an increase in payroll-related expenses, fees to outside contractors, and other costs associated with research and development programs, including materials for prototypes and beta versions of our products. Payroll-related expenses increased due to additional personnel focused on research and development efforts, merit-related salary increases and profit-dependent compensation expenses. During 2004, we increased our investment in the development of standards-based platforms, such as ATCA. Fees to outside contractors increased as we were working to meet several project deadlines to capitalize on customer and market opportunities. We expect to continue to incur fees for outside contractors as we execute on our strategy to develop standards-based platforms. We completed the infrastructure and entity establishment work for our Shanghai research and development design center, and in 2004 we began hiring additional staff for the design center. Our long-term target for research and development expenses continues to be 10-12% of revenues, excluding any impact from the implementation of an accounting standard that will require the recognition of stock-based compensation expense associated with employee stock options effective in the latter half of 2005.
      Selling, General, and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of salary, commissions, bonuses and benefits for sales, marketing, executive, and administrative personnel, as well as the costs of professional services and costs of other general corporate activities. SG&A expenses increased $3.4 million, or 12.6%, from $27.0 million in 2003 to $30.4 million in 2004. In 2004, SG&A expenses included $263 thousand of stock-based compensation expense which is discussed in “Stock-based Compensation Expense” below. The increase in SG&A expenses in 2004 compared to 2003 is primarily attributable to an increase in payroll-related expenses, costs associated with the implementation of the Sarbanes-Oxley Act, costs associated with establishing our presence in China and an increase in sales and marketing expenses. Payroll-related expenses have increased due to merit-related salary increases and profit-dependent compensation expenses. Costs associated with the implementation of the Sarbanes-Oxley Act include fees to outside contractors and service providers. Costs associated with establishing our presence in China include legal fees and other administrative costs. Sales and marketing activities have increased to support our increasing investment in standards-based platforms. SG&A expenses in 2004 also includes $619 thousand associated with a potential acquisition that was ultimately abandoned. Our long-term goal for SG&A expenses is 10-12% of revenues, excluding any impact from the implementation of an accounting standard that will require the recognition of stock-based compensation expense associated with employee stock options effective in the latter half of 2005.
      Stock-based Compensation Expense. In 2004, we incurred $841 thousand of stock-based compensation expense, associated with shares issued pursuant to our 1996 Employee Stock Purchase Plan (“ESPP”). We incurred stock-based compensation expense because the original number of ESPP shares approved by the shareholders was insufficient to meet employee demand for an ESPP offering consummated in February 2003 and ending in August 2004. We subsequently received shareholder approval for additional ESPP shares in May 2003. The shares issued in the February 2003 ESPP offering in excess of the original number of ESPP shares approved at the beginning of the offering (the “shortfall”) triggers recognition of stock-based compensation expense under the intrinsic value method. The shortfall amounted to 138 thousand and 149 thousand shares in May 2004 and August 2004, respectively.
      The expense per share was calculated as the difference between 85% of the closing price of RadiSys shares as quoted on NASDAQ on the date that additional ESPP shares were approved (May 2003) and the February 2003 ESPP offering purchase price. Accordingly, the expense per share was calculated as the difference between $8.42 and $5.48. The shortfall of shares was dependent on the amount of shares purchased by participants enrolled in the February 2003 ESPP offering.

      We recognized stock-based compensation expense as follows (in thousands):

	For the Years Ended
	December 31,

	2004	2003	2002

Cost of sales	$235	$—	$—
Research and development	343	—	—
Selling, general and administrative	263	—	—

	$841	$—	$—

      We currently do not anticipate incurring stock-based compensation expense subsequent to 2004 associated with our ESPP plan under the intrinsic value method.
      Intangible Assets Amortization. Intangible assets consist of purchased technology, patents and other identifiable intangible assets. Intangible assets amortization expense was $2.2 million and $3.1 million in 2004 and 2003, respectively. Intangible assets amortization decreased due to certain intangible assets becoming fully amortized during the first and second quarters of 2004. We expect intangible assets amortization expense to decrease slightly in 2005 compared to 2004 due to certain intangible assets becoming fully amortized during 2004. Goodwill has been and will be periodically evaluated for impairment. We perform reviews for impairment of goodwill and all purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We completed our annual goodwill impairment analysis as of September 30, 2004 and concluded that as of September 30, 2004, there was no goodwill impairment. We are required under certain circumstances, to update our impairment analysis, which may result in losses on acquired goodwill.
      Restructuring and Other Charges. We evaluate the adequacy of accrued restructuring and other charges on a quarterly basis. We record certain reclassifications and reversals to accrued restructuring and other charges based on the results of the evaluation. The total accrued restructuring and other charges for each restructuring event are not affected by reclassifications. Reversals are recorded in the period in which we determine that expected restructuring and other obligations are less than the amounts accrued. Tables summarizing the activity in the accrued liability for each restructuring event are contained in Note 9 of the Notes to the Consolidated Financial Statements. During 2004 and 2003, we recorded restructuring and other charges and reversals as described below.

Fourth Quarter 2004 Restructuring
      In October 2004, we announced plans to eliminate approximately 55 to 65 positions during the fourth quarter of 2004 and to record a restructuring charge in the fourth quarter of 2004. These reductions were a result of the increase in outsourced manufacturing as well as to continue our shift of skills required to develop, market, sell, and support more advanced embedded platforms and solutions. We expect the workforce reduction to be substantially completed by March 31, 2005. The restructuring charge includes severance and other employee-related separation costs of $1.6 million for 61 employees and associated legal fees of $20 thousand.

Third Quarter 2004 Restructuring
      In August 2004, we announced plans to close our Birmingham UK office and eliminate approximately 14 engineering and marketing positions during the fourth quarter of 2004. We are integrating the work done by these employees into other RadiSys locations. In conjunction with this elimination of positions, some R&D spending will be re-directed to align our strategy to deliver more integrated standards-based solutions. In connection with the third quarter 2004 restructuring event, we incurred employee termination and related costs of approximately $434 thousand, of which $94 thousand was reversed as two of the affected employees are relocating to continue their employment with us. Employee termination and related costs primarily includes employee severance. In connection with the third quarter 2004 restructuring event, we incurred other charges of approximately $48 thousand and expect to incur an additional $35 thousand associated with the cost of relocating certain employees. Other charges include legal fees, human resource consulting fees and the costs of relocation. Additionally, we will incur additional costs to relocate property and equipment and may write off certain property and equipment with a net book value of approximately $20 thousand. A provision or impairment charge for these costs will be recorded in the period in which they are incurred. We expect to complete these restructuring activities in the first quarter of 2005.

First Quarter 2003 Restructuring
      In March 2003, we recorded a restructuring charge of $1.8 million as a result of our continued efforts to increase profitability and market diversification. The restructuring charge included a net workforce reduction of 103 employee positions. The 103 employee positions eliminated included 53 from manufacturing operations, 42 from shifts in portfolio investments, and eight in support functions.

Reversals
      We recorded reversals amounting to $1.1 million during 2004 related primarily to a buy-out of the remaining lease obligations on our Houston manufacturing facility, which was vacated as a result of various restructuring events. The reversals also include various amounts originally accrued for certain non-cancelable leases for facilities vacated as a result of the restructuring events. We entered into subleasing arrangements for a portion of these remaining facilities and during 2004 updated our analysis of the subleasing arrangements. As a result of this analysis we reversed a portion of restructuring reserves in connection with increased anticipated sublease income as well as previously unbilled charges owed from our sublease tenants.
      (Loss) Gain on the Repurchase of Convertible Notes. In the second quarter of 2004, we repurchased $58.8 million principal amount of the outstanding convertible subordinated notes, with an associated discount of $897 thousand. We repurchased the notes in the open market for $58.2 million and, as a result, recorded a loss of $387 thousand. In the first quarter of 2003, we repurchased $10.3 million principal amount of the convertible subordinated notes, with an associated discount of $212 thousand. We repurchased the notes in the open market for $9.2 million and, as a result, recorded a gain of $825 thousand. We may elect to use a portion of our cash, cash equivalents and investment balances to buy back additional amounts of the convertible subordinated notes.
      Interest Expense. Interest expense primarily includes interest expense incurred on convertible senior and subordinated notes. Interest expense decreased $1.3 million, or 26.6%, from $4.9 million in 2003 to $3.6 million in 2004.
      The decrease in interest expense in 2004 compared to 2003 is due to the $2.2 million decrease in interest expense associated with the convertible subordinated notes and a decrease in interest expense associated with a mortgage payable in the amount of $505 thousand, partially offset by $1.4 million of additional interest incurred on our convertible senior notes issued in November 2003. The decrease in the interest expense associated with our convertible subordinated notes is due to a decrease in the balance of outstanding convertible subordinated notes as a result of the repurchase of the notes during the first quarter of 2003 and the second quarter of 2004. In December 2003, we sold our Des Moines, Iowa facility. As a result, we paid the mortgage payable in full. We expect our interest expense to decrease to approximately $2.2 million in 2005 due to the decrease in the outstanding balance of the convertible subordinated notes as a result of the repurchase of the notes during the second quarter of 2004.
      Interest Income. Interest income increased $790 thousand, or 30.1%, from $2.6 million in 2003 to $3.4 million in 2004. Interest income increased primarily because of the increase in the amount of cash available to invest. The cash available to invest increased due to the net proceeds from the offering of our convertible senior notes completed in November 2003 in the amount of $97 million. Additionally, we experienced an increase in the average yield on investments in 2004 as a result of the increased interest rate environment in the United States.

      Other Expense, net. Other expense, net, primarily includes foreign currency exchange gains and losses and unusual items. Other expense, net, was $472 thousand in 2004 compared to $1.3 million in 2003.
      Foreign currency exchange rate fluctuations resulted in a net loss of $317 thousand in 2004 compared to a net loss of $787 thousand in 2003. The decrease in the foreign currency exchange rate net loss is primarily due to decreased weakening of the US dollar relative to European currencies in 2004 compared to 2003.
      Net of the change in net losses related to foreign currency exchange rate fluctuations, the change in Other expense, net, in 2004 compared to 2003, is primarily attributable to a loss related to an other-than-temporary decline in value on the investment in shares of GA eXpress (“GA”) common stock amounting to $358 thousand recorded in 2003. We hold shares in GA as a result of the 1996 sale of Texas Micro’s Sequoia Enterprise Systems business unit to GA in exchange for stock. We acquired Texas Micro in 1999. Factors we considered when we determined the decline in value on the investment in GA shares was other than temporary, include, but are not limited to, the likelihood that the related company would have insufficient cash flows to operate for the next 12 months, significant changes in the operating performance or operating model and/or changes in market conditions. As of December 31, 2004, the estimated fair value of this investment is zero. Additionally, we recorded a loss on the disposal of fixed assets recorded in the first quarter of 2003 of $240 thousand as a result of a fixed asset physical inventory count.
      Income Tax Provision. We recorded a tax provision of $3.3 million from continuing operations and no income tax provision or benefit from discontinued operations for the year ended December 31, 2004. For the year ended December 31, 2003, we recorded a tax provision of $22 thousand from continuing operations and no tax provision or benefit from discontinued operations. Our effective tax rate was 20.0% in 2004 compared to 1.6% in 2003. Our current effective tax rate differs from the statutory rate due to the tax impact of income associated with foreign jurisdictions, tax benefits related to certain foreign sales, tax credits and other permanent differences.
      We currently estimate that our effective tax rate for 2005 will be approximately 27%. The 2005 estimated effective tax rate is based on current tax law and the current expected income, and assumes that the company continues to receive the tax benefits associated with certain income associated with foreign jurisdictions. The tax rate may be affected by potential acquisitions, restructuring events or divestitures, the jurisdictions in which profits are determined to be earned and taxed, and the ability to realize deferred tax assets.
      On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the “Act”). One of the key provisions of the Act includes a repeal of the extraterritorial income exclusion with certain transitional rules. In its place, the Act provides a relief provision for domestic manufacturers by providing a new domestic manufacturing deduction. The Act also includes a temporary incentive for U.S. multinationals to repatriate foreign earnings and other international tax reforms designed to improve the global competitiveness of U.S. multinationals. We are currently evaluating the impact of the Act on our effective tax rate, cash flows and financial statements. On October 4, 2004 the Working Families Tax Relief Act of 2004 was enacted which extended several expired business related tax breaks, including the research and development tax credit. Under the new law the research and development tax credit was retroactively reinstated to June 30, 2004 and is available through December 31, 2005. For the year ended December 31, 2004 we recorded a research and development tax credit in the amount of $407 thousand, a portion of which would not have been recorded had the Working Families Tax Relief Act of 2004 not been enacted.
      FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the Act (“FSP 109-2”), provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the Act on enterprises’ income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company has not yet completed evaluating the impact of the repatriation provisions. Given the preliminary stage of our evaluation, it is not possible at this time to determine what impact the repatriation provisions will have on our consolidated tax accruals or our effective tax rate. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Act.
      At December 31, 2004, we had net deferred tax assets of $27.4 million. Valuation allowances of $15.9 million and $17.4 million, as of December 31, 2004 and 2003, respectively, have been provided for deferred income tax assets related primarily to net operating loss and tax credit carryforwards that may not be realized. The decrease in valuation allowance of $1.5 million for the year ended December 31, 2004 compared to the year ended December 31, 2003 is primarily attributable to the expiration of certain foreign net operating loss carryforwards in 2004. As of December 31, 2004 we estimate utilization of the net deferred tax assets will require that we generate $73.7 million in taxable income prior to the expiration of net operating loss carryforwards which will occur between 2005 and 2023. Management expects to return to significant levels of profitability, and therefore believes it is more likely than not that we will utilize a portion of the net deferred tax assets. We cannot provide absolute assurance that we will generate sufficient taxable income to fully utilize the net deferred tax assets, and accordingly, we may record a valuation allowance against the deferred tax assets if our expectations of future taxable income are not achieved. If we were to record a valuation allowance, the allowance could include the entire balance of net deferred tax assets as any significant departures from expected future taxable income could suggest uncertainty in our business and therefore we may determine that there is no reasonable basis to calculate a partial valuation allowance. Any tax benefit subsequently recognized from the acquired net operating loss carryforwards of Microware would be allocated to goodwill.
      In 2004 the IRS completed an examination of our federal income tax returns for the years 1996 through 2002. The final audit report resulted in no negative consequences and was issued during the first quarter of 2004. We have agreed to the IRS’s proposed audit adjustments for all years under audit. The proposed adjustments will result in an increase of $241 thousand in the net operating loss carryforwards for the year 2003. There are no additional taxes, penalties and/or interest related to the proposed audit adjustments. However, the final results of the examination are subject to review and approval by the Joint Committee of Taxation. We do not expect the report on the final results of the examination as reviewed by the Joint Committee of Taxation to differ from the audit report issued by the IRS.
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
      Gross Margin. Gross margin for 2003 was 32.1%, compared to 29.7% for 2002. The increase in gross margin as a percentage of revenues for 2003, compared to 2002, was primarily due to improvements in our manufacturing cost structure as a result of the restructuring events in the first quarter of 2003 and the second quarter of 2002. In addition, early in 2002, we began an aggressive strategic plan to reduce material costs, which began to produce benefits in the latter half of 2002. During the fourth quarter of 2003, we revised our excess and obsolete inventory reserve calculation to more accurately reflect our true exposure to losses associated with excess and obsolete (“E&O”) inventory moving forward. We estimate that this change resulted in a reduction to the E&O provision to the inventory reserve of approximately $500 thousand in the fourth quarter of 2003.
      Research and Development. Research and development expenses consist primarily of salary, bonuses, and benefits for product development staff, and cost of design and development supplies and equipment. Research and development expenses decreased $4.9 million, or 17.6%, from $27.7 million in 2002 to $22.8 million in 2003. The decrease in research and development expenses is due mainly to a reduction in payroll-related expenses of $5.2 million in 2003, compared to 2002. The reduction in payroll expenses is a result of decreases in headcount, primarily associated with the restructuring events in the first quarter of 2003 and the second quarter of 2002. In addition, the overall decrease in research and development expenses is a result of cost cutting measures undertaken in 2002 and 2003, including office closures and tighter controls on discretionary spending.
      Selling, General, and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of salary, commissions, bonuses and benefits for sales, marketing, executive, and administrative personnel, as well as the costs of professional services and costs of other general corporate activities. SG&A expenses decreased $3.1 million, or 10.2%, from $30.1 million for 2002 to $27.0 million for 2003. The decrease in SG&A expenses in 2003, compared to 2002, was primarily due to decreased severance and relocation charges incurred in 2002 and a reduction in payroll expenses. Specifically, in June 2002, we incurred $1.2 million of severance-related expenses paid to a former executive. The reduction in payroll expenses is a result of decreases in headcount, primarily associated with the restructuring events in the first quarter of 2003 and the second quarter of 2002. In addition, the overall decrease in SG&A expenses is a result of cost cutting measures undertaken in 2002 and 2003, including office closures and tighter controls on discretionary spending.
      Intangible Assets Amortization. Intangible assets amortization expense was flat at $3.1 million for 2003 and 2002. Intangible assets consist of purchased technology, patents and other identifiable intangible assets. Goodwill and all other intangible assets have been and will periodically be evaluated for impairment. We completed an annual goodwill impairment analysis as of September 30, 2003 and concluded that as of September 30, 2003, there was no goodwill impairment. We concluded there was no indication of material changes requiring an updated goodwill impairment analysis as of December 31, 2003. We may be required under certain circumstances, to update our impairment analysis, which may result in losses on acquired goodwill.
      Gain on Multibus Sale. In November 2002, we completed the sale of the Multibus business unit recording a gain of $1.2 million, net of expenses arising from the disposal. The gain was included in income from operations in accordance with the provisions of SFAS No. 144.
      Loss on Building Sale. In December 2003, we sold the Des Moines, Iowa facility to a third party for $8.5 million. As a result, we disposed of $8.8 million of net book value associated with building, land and other office equipment and paid the mortgage payable in full. In addition, we incurred a prepayment penalty on the mortgage payable amounting to $1.1 million and incurred additional fees of approximately

$353 thousand associated with the sale. The sale resulted in a loss of $1.8 million recorded in Income from operations in the Consolidated Statement of Operations for the year ended December 31, 2003.
      Restructuring Charges. We evaluate the adequacy of the accrued restructuring charges on a quarterly basis. We record certain reclassifications and reversals to the accrued restructuring charges based on the results of the evaluation. The total accrued restructuring charges for each restructuring event are not affected by reclassifications. Reversals are recorded in the period in which we determine that expected restructuring obligations are less than the amounts accrued. Tables summarizing the activity in the accrued liability for each restructuring event are contained in Note 9 of the Notes to the Consolidated Financial Statements. During 2003 and 2002, we recorded restructuring charges and reversals as described below.

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
      Costs included in the charges were: (i) employee termination and related costs, (ii) facility charges related to vacating various domestic and international locations, (iii) write-downs of property and equipment impaired as a result of the restructuring, and (iv) other charges including legal and accounting fees. We realized reduced quarterly operating expenses of approximately $2.2 million as a result of these actions.
      Employee termination and related costs consist of severance, insurance benefits, and other related costs associated with the elimination of 60 domestic positions and 20 international positions. Included in the facility charges are expenses related to the decision to vacate leased spaces at two of our domestic locations and four international locations. Lease costs for these facilities are charged against the restructuring accrual on a monthly basis upon vacation of the premises until the lease contracts expire or the facilities are sub-leased.
      The property and equipment charge is comprised of the net book value of the remaining computer hardware, manufacturing test equipment, and furniture and fixtures at the Houston, Texas facility and the net book value of furniture and fixtures, computer hardware, and computer software at Netherlands, Germany, and one of the United Kingdom facilities. Our decision to completely vacate these facilities during the second quarter prompted the need to write-off the net book value of part or all of the remaining assets at these locations.
      Other charges include legal and accounting fees related to the restructuring activities.

Reversals
      We recorded reversals amounting to $208 thousand and $188 thousand during 2003 and 2002, respectively, related primarily to accruals for certain non-cancelable leases for facilities vacated as a result of the restructuring events. During 2002 and 2003, we entered into subleasing arrangements for a portion of these facilities, and as result, we reduced the restructuring accruals.

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
      Net of the change in expenses related to foreign currency exchange rate fluctuations, the increase in other expense, net, in 2003, compared to 2002, is attributable to several unusual items. Specifically, in 2003, we recorded a loss related to an other-than-temporary decline in value on the investment in shares of GA eXpress (“GA”) common stock amounting to $358 thousand. We hold shares in GA as a result of the 1996 sale of Texas Micro’s Sequoia Enterprise Systems business unit to GA in exchange for stock. The Company acquired Texas Micro in 2001. Factors the Company considered when it determined the decline in value on the investment in GA shares was other than temporary, include, but are not limited to, the likelihood that the related company would have insufficient cash flows to operate for the next 12 months, significant changes in the operating performance or operating model and/or changes in market conditions. As of December 31, 2003 the estimated fair value of this investment is zero. In 2003, we performed a fixed asset physical inventory count resulting in write-offs of $240 thousand, which are included in other expenses. In 2002, other expense included a gain on the sale of an investment in the amount of $69 thousand and we recorded other income in the amount of $189 thousand related to an insurance reimbursement.
      Income Tax Provision (Benefit). We recorded a tax provision of $22 thousand from continuing operations and no tax provision or benefit from discontinued operations for the year ended December 31, 2003. For the year ended December 31, 2002, we recorded a $2.7 million income tax benefit and a $2.4 million income tax benefit from continuing and discontinued operations, respectively. Our effective tax rate was 1.6% in 2003 compared to (60.7%) in 2002. Our current effective tax rate differs from the statutory rate primarily due to the tax impact of income associated with foreign jurisdictions, the loss on disposition of a foreign subsidiary and the impact of the increase in valuation allowance related to tax attributes generated in 2003.
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

      Discontinued Operations. On March 14, 2003, we completed the sale of the Savvi business resulting in a loss of $4.3 million. As a result of this transaction, we recorded $4.1 million in write-offs of goodwill and intangible assets. The total $4.7 million loss from discontinued operations recorded in 2003 includes a $4.3 million loss on the sale of the Savvi business as well as $393 thousand of net losses incurred by the business unit during the quarter, before the business unit was sold. For 2002, $3.9 million of revenues and expenses and $2.4 million of tax benefit were reclassified from continuing operations to losses from discontinued operations as a result of the sale of the Savvi business in the first quarter of 2003.
Liquidity and Capital Resources
      The following table summarizes selected financial information for each of the years ended on the dates indicated:

	December 31,	December 31,	December 31,
	2004	2003	2002

	(Dollar amounts in thousands)
Working capital	$186,634	$222,324	$132,474
Cash and cash equivalents and investments	$198,619	$225,373	$118,927
Cash and cash equivalents	$80,566	$149,925	$33,138
Short-term investments	$17,303	$44,456	$72,661
Accounts receivable, net	$42,902	$30,013	$26,804
Inventories, net	$22,154	$26,092	$24,864
Long-term investments	$39,750	$30,992	$13,128
Accounts payable	$31,585	$21,969	$18,933
Convertible senior notes	$97,148	$97,015	$—
Convertible subordinated notes	$9,867	$67,585	$77,366
Days sales outstanding(A)	54	51	62
Days to pay(B)	59	54	56
Inventory turns(C)	6.9	5.4	4.9
Inventory turns — days(D)	48	64	69
Cash cycle time — days(E)	43	61	75

(A)	Based on average ending net trade receivables divided by daily revenue (based on 365 days in each year presented).

(B)	Based on average ending accounts payable divided by daily cost of sales (based on 365 days in each year presented).

(C)	Based on cost of sales divided by average ending inventory.

(D)	Based on ending inventory divided by (quarterly cost of sales, annualized and divided by 365 days).

(E)	Days sales outstanding plus inventory turns — days, less days to pay.

      Cash and cash equivalents decreased by $69.4 million from $149.9 million at December 31, 2003 to $80.6 million at December 31, 2004. Activities impacting cash and cash equivalents are as follows:

Cash Flows

	For the Years Ended December 31,

	2004	2003	2002

	(In thousands)
Cash provided by operating activities	$24,718	$18,316	$24,598
Cash provided by (used in) investing activities	(49,231)	13,170	(6,154)
Cash provided by (used in) by financing activities	(45,709)	84,501	(15,075)
Effects of exchange rate changes	863	800	733

Net increase (decrease) in cash and cash equivalents	$(69,359)	$116,787	$4,102

      We have generated annual cash provided by operating activities in amounts greater than net income (loss) in 2004, 2003, and 2002, driven mainly by improved management of our working capital. We currently believe that cash flows from operations, available cash balances, and short-term borrowings will be sufficient to fund our operating liquidity needs.
      During 2004, we used net cash provided by operating activities to fund the repurchases of our 5.5% convertible subordinated notes and for capital expenditures. Capital expenditures increased in 2004 compared to 2003 as a result of investments in equipment to support the development of RadiSys standards-based products, such as ATCA, investments in equipment to support the Company’s China-based manufacturing partner and capital expenditures associated with the Company’s new China Development Center which opened during 2004.
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
      Working capital decreased $35.7 million from $222.3 million at December 31, 2003 to $186.6 million at December 31, 2004. Working capital decreased primarily due to repurchasing $58.8 million principal amount of the convertible subordinated notes in the open market for $58.2 million. This was partially offset by cash from operations in the amount of $24.7 million. Working capital increased $89.9 million from $132.5 million at December 31, 2002 to $222.3 million at December 31, 2002. Working capital increased due to the issuance of our 1.375% Convertible Senior Notes for net proceeds of $97 million in November, 2003. This was partially offset by the use of cash to repurchase $9.2 million of our convertible subordinated notes. Additionally, we generated net positive cash flow for the year.

Investments
      Short-term and long-term investments reported as (in thousands):

	December 31,	December 31,
	2004	2003

Short-term investments, net of unamortized premium of $103 and $767, respectively	$78,303	$44,456

Long-term investments, net of unamortized premium of zero and $442, respectively	$39,750	$30,992

      We invest excess cash in debt instruments of the U.S. Government and its agencies, and those of high-quality corporate issuers. As of December 31, 2004 we had $61.0 million investments classified as available-for-sale. As of December 31, 2004 we had $57.1 million investments classified as held-to-maturity. As of December 31, 2004, our long-term held-to-maturity investments had maturities ranging from 15.3 months to 19.7 months. Our investment policy requires that the total investment portfolio, including cash and investments, not exceed a maximum weighted-average maturity of 18 months. In addition, the policy mandates that an individual investment must have a maturity of less than 36 months, with no more than 20% of the total portfolio exceeding 24 months. As of December 31, 2004, we were in compliance with our investment policy.

Stock Repurchase Program
      The Company’s 2001 stock repurchase program expired during the third quarter of 2002. During the years ended December 31, 2002 and 2001, we repurchased 147,000 and 74,000 of outstanding shares, respectively, in the open market or through privately negotiated transactions for $1.1 million and $1.0 million, respectively. The timing and size of any future stock repurchases are subject to approval by the Board of Directors, market conditions, stock prices, cash position, and other cash requirements.

Line of Credit
      During the first quarter of 2004, we renewed our line of credit facility, which expires on March 31, 2005, for $20.0 million at an interest rate based upon the lower of the London Inter-Bank Offered Rate (“LIBOR”) plus 1.0% or the bank’s prime rate. The line of credit is collateralized by our non-equity investments and is reduced by any standby letters of credit. At December 31, 2004, we had a standby letter of credit outstanding related to one of our medical insurance carriers for $105 thousand. The market value of non-equity investments must exceed 125.0% of the borrowed facility amount, and the investments must meet specified investment grade ratings. We plan to renew our line of credit in the first quarter of 2005.
      As of December 31, 2004 and December 31, 2003, there were no outstanding balances on the standby letter of credit or line of credit and we were in compliance with all debt covenants.

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
      As of December 31, 2004 and December 31, 2003 the Company had outstanding convertible senior notes with a face value of $100 million. As of December 31, 2004 and December 31, 2003 the book value of the convertible senior notes was $97.1 million and $97.0 million respectively, net of unamortized discount of $2.9 million and $3.0 million, respectively. The estimated fair value of the convertible senior notes was $106.8 million and $98.0 million at December 31, 2004 and December 31, 2003, respectively.

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
      In 2004, we repurchased $58.8 million principal amount of the convertible subordinated notes, with an associated discount of $897 thousand. We repurchased the notes in the open market for $58.2 million and, as a result, recorded a loss of $387 thousand.
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
      As of December 31, 2004 and December 31, 2003 the Company had outstanding convertible subordinated notes with a face value of $10.0 million and $68.7 million, respectively. As of December 31,

2004 and December 31, 2003 the book value of the convertible subordinated notes was $9.9 million and $67.6 million, respectively, net of amortized discount of $126 thousand and $1.2 million, respectively. The estimated fair value of the convertible subordinated notes was $10.0 million and $65.7 million at December 31, 2004 and December 31, 2003, respectively.
      We have obtained board authorization to repurchase all remaining convertible subordinated notes. We may elect to use a portion of our cash and cash equivalents and investment balances to buy back additional amounts of the convertible subordinated notes.

Mortgage Payable
      Through the purchase of Microware, RadiSys assumed a long-term mortgage payable to GMAC Commercial Mortgage Company in the amount of $6.7 million. The mortgage payable was secured by Microware’s facility in Des Moines, Iowa. In accordance with the provisions of the mortgage agreement, we issued an irrevocable standby letter of credit in the amount of $865 thousand, used as collateral and we also had $865 thousand of restricted cash at December 31, 2002 relating to the standby letter of credit.
      In December 2003, we sold the Des Moines, Iowa facility, and as a result, we paid the mortgage payable in full. The loss on the sale of this facility was $1.8 million as a result of prepayment penalties on the mortgage and related transaction costs.
      During the years ended December 31, 2003 and 2002, we paid $66 thousand and $87 thousand of principal, respectively, on the mortgage payable along with interest at 7.46%.

Contractual Obligations
      The following summarizes RadiSys’ contractual obligations at December 31, 2004 and the effect of such on its liquidity and cash flows in future periods (in thousands).

	2005	2006	2007	2008	2009	Thereafter

Future minimum lease payments	$3,138	$2,054	$1,918	$1,943	$1,883	$3,452
Purchase obligations(a)	13,837	—	—	—	—	—
Interest on convertible notes	1,925	1,925	1,925	1,375	1,375	19,250
Convertible senior notes(b)	—	—	—	100,000	—	—
Convertible subordinated notes(b)	—	—	9,993	—	—	—

Total	$18,900	$3,979	$13,836	$103,318	$3,258	$22,702

(a)	Purchase obligations include agreements or purchase orders to purchase goods or services that are enforceable and legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(b)	The convertible senior notes and the convertible subordinated notes are shown at their face values, gross of unamortized discount amounting to $2.9 million and $126 thousand, respectively at December 31, 2004. On or after November 15, 2008, we may redeem the convertible senior notes at any time. On November 15, 2008, November 15, 2013, and November 15, 2018, holders of the convertible senior notes will have the right to require the Company to purchase, in cash, all or any part of the notes held by such holder at a purchase price equal to 100% of the principal amount of the notes being purchased, together with accrued and unpaid interest and additional interest, if any, up to but excluding the purchase date. The convertible subordinated notes are payable in full in August 2007.

Off-Balance Sheet Arrangements
      We do not engage in any activity involving special purpose entities or off-balance sheet financing.

Liquidity Outlook
      We believe that our current cash, cash equivalents and investments, net, amounting to $198.6 million at December 31, 2004 and the cash generated from operations will satisfy our short and long-term expected working capital needs, capital expenditures, stock repurchases, and other liquidity requirements associated with our existing business operations. Capital expenditures are expected to range from $1 million to $1.5 million per quarter.

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
      Interest Rate Risk. We invest excess cash in debt instruments of the U.S. Government and its agencies, and those of high-quality corporate issuers. We attempt to protect and preserve our invested funds by limiting default, market, and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely affected due to a rise in interest rates while floating rate securities may produce less income than expected if interest rates decline. Due to the short duration of most of the investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair value of our investment portfolio. Additionally, the interest rate changes affect the fair market value but do not necessarily have a direct impact on our earnings or cash flows. Therefore, we would not expect our operating results or cash flows to be affected, to any significant degree, by the effect of a sudden change in market interest rates on the securities portfolio. The estimated fair value of our debt securities that we have invested in at December 31, 2004 and December 31, 2003 was $168.4 million and $209.1 million, respectively. The effect of an immediate 10% change in interest rates would not have a material effect on our operating results or cash flows.
      Foreign Currency Risk. We pay the expenses of our international operations in local currencies, namely, the Euro, British Pound, New Shekel, Japanese Yen and Canadian Dollar. The international operations are subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, foreign exchange rate volatility and other regulations and restrictions. Accordingly, future results could be materially and adversely affected by changes in these or other factors. We are also exposed to foreign exchange rate fluctuations as the balance sheets and income statements of our foreign subsidiaries are translated into U.S. dollars during the consolidation process. Because exchange rates vary, these results, when translated, may vary from expectations and adversely affect overall expected profitability. Foreign currency exchange rate fluctuations resulted in a net loss of $317 thousand, $787 thousand and $1.3 million for the years ended December 31, 2004, 2003, and 2002, respectively.
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
      The fair value of the convertible senior notes is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of the convertible senior notes, due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our convertible senior notes in the open market, changes in the fair value of convertible senior notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of the convertible senior notes was $106.8 million and $98.0 million at December 31, 2004 and December 31, 2003, respectively.
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
      The fair value of the convertible subordinated notes is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of the convertible subordinated notes, due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our convertible subordinated notes in the open market, changes in the fair value of convertible subordinated notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of the convertible subordinated notes was $10 million and $65.7 million at December 31, 2004 and December 31, 2003, respectively.
      We have cumulatively repurchased convertible subordinated notes in the amount of $110 million, face value, for $99.5 million. These repurchases were financed from our investment portfolio and cash from operations. We have obtained board authorization to repurchase all remaining convertible subordinated notes. We may elect to use a portion of our cash and cash equivalents and investment balances to buy back additional amounts of the convertible subordinated notes. As of December 31, 2004, our aggregate cash and cash equivalents and investments were $198.6 million.

Part II, Item 8.     Financial Statements and Supplementary Data
Quarterly Financial Data (unaudited)

	For the Year Ended December 31, 2004				For the Year Ended December 31, 2003

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
Revenues	$61,115	$60,253	$61,746	$62,710	$48,404	$48,898	$50,162	$55,331
Gross margin	18,818	20,022	20,086	20,246	15,197	15,953	16,079	17,928
Income from operations	4,295	5,366	4,376	3,235	515	2,672	3,049	2,539
Income from continuing operations	2,848	3,507	3,820	2,836	433	1,789	2,270	1,518
Loss from discontinued operations, net of tax benefit	—	—	—	—	(4,679)	—	—	—
Net income (loss)	2,848	3,507	3,820	2,836	(4,246)	1,789	2,270	1,518
Net income per share from continuing operations:
Basic	0.15	0.19	0.20	0.15	0.02	0.10	0.13	0.08
Diluted(A)	0.13	0.16	0.17	0.13	0.02	0.10	0.12	0.08
Net income (loss) per share:
Basic	0.15	0.19	0.20	0.15	(0.24)	0.10	0.13	0.08
Diluted(A)	0.13	0.16	0.17	0.13	(0.24)	0.10	0.12	0.08

(A)	The diluted income per share from continuing operations and diluted net income per share for the quarterly periods in the year ended December 31, 2004 and the fourth quarter of the year ended December 31, 2003 reflect the effect of EITF No. 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.” EITF No. 04-08 requires companies to include in the diluted earnings per share calculation shares underlying a convertible bond that includes a contingent conversion or “CoCo” feature if the inclusion of such shares in the calculation results in dilution to earnings per share (“If Converted Method”). Our 1.375% convertible senior notes, issued in November 2003, contain a CoCo feature. Additionally, the If Converted Method requires that the diluted earnings per share calculation exclude the interest expense, net of tax benefit, for our 1.375% convertible senior notes.

The provisions of EITF No. 04-08 are effective for all periods ending after December 15, 2004. The provisions of EITF 04-08 are applied retroactively, which requires companies to restate diluted earnings per share by applying the If-Converted Method of accounting from the issuance date of the convertible bond. As such the fourth quarter 2003, first quarter 2004, second quarter 2004 and third quarter 2004 diluted income per share from continuing operations and diluted net income per share have been restated from previously reported results.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding reliability of financial reporting and the preparation and fair presentation of published financial statements for external purposes in accordance with generally accepted accounting principles.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we conclude that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
      Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by PricewaterhouseCoopers, LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Item 8, as stated in the report which appears on page 44 hereof.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors and Shareholders
of RadiSys Corporation:
      We have completed an integrated audit of RadiSys Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of RadiSys Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Portland, Oregon
March 7, 2005

RADISYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share
	amounts)
Revenues (see Notes 1 and 18)	$245,824	$202,795	$200,087
Cost of sales	166,652	137,638	140,643

Gross margin	79,172	65,157	59,444
Research and development (See Note 1)	28,214	22,843	27,728
Selling, general, and administrative	30,448	27,029	30,111
Intangible assets amortization (See Notes 1 and 7)	2,226	3,060	3,079
Gain on sale of Multibus, net of expenses (See Note 19)	—	—	(1,164)
Loss on building sale (See Note 20)	—	1,829	—
Restructuring and other charges (See Notes 1 and 9)	1,012	1,621	3,430

Income (loss) from operations	17,272	8,775	(3,740)
(Loss) gain on repurchase of convertible subordinated notes	(387)	825	3,010
Interest expense	(3,565)	(4,851)	(5,626)
Interest income	3,416	2,626	3,005
Other expense, net	(472)	(1,343)	(1,130)

Income (loss) from continuing operations before income tax provision (benefit)	16,264	6,032	(4,481)
Income tax provision (benefit)	3,253	22	(2,722)

Income (loss) from continuing operations	13,011	6,010	(1,759)
Discontinued operations related to Savvi business:
Loss from discontinued operations	—	(4,679)	(3,937)
Income tax benefit	—	—	(2,391)

Net income (loss)	$13,011	$1,331	$(3,305)

Income (loss) per share from continuing operations:
Basic	$0.69	$0.34	$(0.10)

Diluted	$0.59	$0.32	$(0.10)

Net income (loss) per share:
Basic	$0.69	$0.07	$(0.19)

Diluted	$0.59	$0.07	$(0.19)

Weighted average shares outstanding:
Basic	18,913	17,902	17,495

Diluted	23,823	18,406	17,495

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2004	2003

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents (Notes 1 and 2)	$80,566	$149,925
Short term investments, net (Notes 1 and 2)	78,303	44,456
Accounts receivable, net (Notes 1, 3 and 18)	42,902	30,013
Other receivables (Note 3)	2,808	2,134
Inventories, net (Notes 1 and 4)	22,154	26,092
Other current assets	2,675	2,778
Deferred tax assets (Notes 1 and 15)	4,216	6,898

Total current assets	233,624	262,296
Property and equipment, net (Notes 1 and 5)	14,002	14,584
Goodwill (Notes 1, 6, 18 and 23)	27,521	27,521
Intangible assets, net (Notes 1, 7, 18 and 23)	4,211	6,437
Long-term investments, net (Notes 1 and 2)	39,750	30,992
Long-term deferred tax assets (Notes 1 and 15)	23,224	21,911
Other assets (Notes 1 and 8)	2,906	1,821

Total assets	$345,238	$365,562

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,585	$21,969
Accrued wages and bonuses	5,626	4,868
Accrued interest payable (Notes 1 and 12)	378	1,577
Accrued restructuring (Note 1 and 9)	1,569	2,820
Other accrued liabilities (Notes 1, 10 and 13)	7,832	8,738

Total current liabilities	46,990	39,972

Long-term liabilities:
Convertible senior notes, net (Note 12)	97,148	97,015
Convertible subordinated notes, net (Note 12)	9,867	67,585

Total long-term liabilities	107,015	164,600

Total liabilities	154,005	204,572

Commitments and contingencies (Note 13)	—	—
Shareholders’ equity (Notes 16 and 17):
Preferred stock — $.01 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock — no par value, 100,000 shares authorized; 19,655 and 18,274 shares issued and outstanding at December 31, 2004 and December 31, 2003	182,705	166,445
Retained earnings (accumulated deficit)	4,317	(8,694)
Accumulated other comprehensive income:
Cumulative translation adjustments (Note 1)	4,211	3,239

Total shareholders’ equity	191,233	160,990

Total liabilities and shareholders’ equity	$345,238	$365,562

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

					Retained		Total
	Common Stock		Cumulative	Gain (Loss)	Earnings		Comprehensive
			Translation	on Equity	(Accumulated		Income
	Shares	Amount	Adjustments(1)	Securities(2)	Deficit)	Total	(Loss)

	(In thousands)
Balances, December 31, 2001	17,347	$158,716	$(1,285)	$—	$(6,720)	$150,711
Shares issued pursuant to benefit plans	405	3,561	—	—	—	3,561	—
Shares repurchased	(147)	(1,093)	—	—	—	(1,093)	—
Tax benefit associated with employee benefit plans	—	301	—	—	—	301	—
Translation adjustments	—	—	2,515	—	—	2,515	2,515
Gain on equity securities available for sale	—	—	—	111	—	111	111
Net loss for the period	—	—	—	—	(3,305)	(3,305)	(3,305)

Balances, December 31, 2002	17,605	161,485	1,230	111	(10,025)	152,801
Comprehensive income, for the year ended December 31, 2002							$(679)

Shares issued pursuant to benefit plans	669	4,960	—	—	—	4,960	—
Translation adjustments	—	—	1,612	—	—	1,612	1,612
Recognition of accumulated foreign currency translation adjustment due to liquidation of subsidiary	—	—	397	—	—	397	397
Loss on equity securities available for sale	—	—	—	(111)	—	(111)	(111)
Net income for the period	—	—	—	—	1,331	1,331	1,331

Balances, December 31, 2003	18,274	166,445	3,239		(8,694)	160,990
Comprehensive income, for the year ended December 31, 2003							$3,229

Shares issued pursuant to benefit plans	1,381	12,459	—	—	—	12,459	—
Tax benefit associated with employee benefit plans	—	2,960	—	—	—	2,960	—
Stock based compensation		841				841
Translation adjustments	—	—	1,118	—	—	1,118	1,118
Recognition of accumulated foreign currency translation adjustment due to liquidation of subsidiary	—	—	(146)	—	—	(146)	(146)
Net income for the period	—	—	—	—	13,011	13,011	13,011

Balances, December 31, 2004	19,655	$182,705	$4,211	$—	$4,317	$191,233

Comprehensive income, for the year ended December 31, 2004							$13,983

(1)	Income taxes are not provided for foreign currency translation adjustments.

(2)	Deferred income tax provided for unrealized gains on equity securities was approximately $39 thousand for the year ended December 31, 2002. Deferred income tax benefit on losses incurred on equity securities was approximately $39 thousand for the year ended December 31, 2003.
The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$13,011	$1,331	$(3,305)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on sale of Savvi business	—	4,286	—
Depreciation and amortization	7,677	9,553	11,553
Provision for allowance for doubtful accounts	—	—	443
Provision for inventory obsolescence reserves	2,778	4,297	6,848
Non-cash restructuring reversals	(858)	(208)	(188)
Non-cash interest expense	339	304	359
Non-cash amortization of premium on investments	1,193	2,318	1,917
Gain on sale of Multibus	—	—	(1,200)
Loss on sale of building	—	1,829	—
Loss (gain) on disposal of property and equipment	(100)	492	316
Loss (gain) on early extinguishments of convertible subordinated notes	387	(825)	(3,010)
Deferred income taxes	1,369	265	4,800
Stock-based compensation expense	841	—	—
Tax benefit of stock-based benefit plans	2,960	—	301
Other	139	(185)	167
Changes in operating assets and liabilities:
Accounts receivable	(12,837)	(3,006)	15,574
Other receivables	(671)	(1,368)	(205)
Inventories	1,165	(5,483)	799
Other current assets	111	1,688	68
Accounts payable	9,655	3,322	(5,205)
Accrued restructuring and other charges	(391)	(2,014)	(1,308)
Accrued interest payable	(1,199)	(67)	(424)
Accrued wages and bonuses	761	(10)	(545)
Other accrued liabilities	(1,612)	1,797	(3,157)

Net cash provided by operating activities	$24,718	$18,316	$24,598

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	For the Years Ended December 31,

	2004	2003	2002

	(In thousands)
Cash flows from investing activities:
Proceeds from sale or maturity of held-to-maturity investment	$70,981	$82,274	$87,970
Purchase of held-to-maturity investments	(53,779)	(74,164)	(91,394)
Proceeds from sale of auction rate securities	9,000	—	—
Purchase of auction rate securities	(70,000)	—	—
Capital expenditures	(4,821)	(3,733)	(3,430)
Purchase of long-term assets	(740)	—	—
Proceeds from the sale of the Mulitbus business unit	—	—	700
Proceeds from the sale of Savvi business	—	360	—
Proceeds from building sale	—	8,500	—
Proceeds from the sale of property and equipment	128	—	—
Capitalized software production costs and other assets	—	(67)	—

Net cash provided by (used in) investing activities	(49,231)	13,170	(6,154)

Cash flows from financing activities:
Proceeds from the issuance of convertible senior notes, net of discount	—	97,000	—
Early extinguishments of convertible subordinated notes	(58,168)	(9,238)	(17,472)
Borrowings under revolving line of credit	13,000
Repayments on revolving line of credit	(13,000)	—	—
Principal payments on mortgage payable	—	(81)	(71)
Payments of mortgage payable as a result of building sale	—	(6,595)	—
Prepayment penalty on early settlement on mortgage and other fees associated with the building sale	—	(1,545)	—
Proceeds from issuance of common stock	12,459	4,960	3,561
Repurchases of common stock	—	—	(1,093)

Net cash provided by (used in) financing activities	(45,709)	84,501	(15,075)

Effects of exchange rate changes	863	800	733

Net increase (decrease) in cash and cash equivalents	(69,359)	116,787	4,102
Cash and cash equivalents, beginning of period	149,925	33,138	29,036

Cash and cash equivalents, end of period	$80,566	$149,925	$33,138

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$4,417	$4,059	$5,568
Income taxes paid (refunded)	130	(3,547)	323
Supplemental disclosure of noncash investing activity:
Notes receivable received as part of the sale of Multibus Note	$—	$—	$500
The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Significant Accounting Policies

Basis of Presentation
      RadiSys Corporation (“RadiSys” or the “Company”) was incorporated in March 1987 under the laws of the State of Oregon for the purpose of developing, producing, and marketing computer system (hardware and software) products for embedded computer applications in the manufacturing automation, medical, transportation, telecommunications, and test equipment marketplaces. The Company has evolved into a leading provider of embedded systems for compute, data processing, and network-intensive applications to original equipment manufacturers (“OEM”) within the service provider, commercial, and enterprise systems markets.

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

Revenue Recognition
      The Company recognizes revenue when the earnings process is complete, as evidenced by the following revenue recognition criteria: an agreement with the customer, fixed pricing, delivery or transfer of title and customer acceptance, if applicable, and that the collectibility of the resulting receivable is reasonably assured.

Hardware
      Under the Company’s standard terms and conditions of sale, the Company transfers title and risk of loss to the customer at the time product is shipped to the customer and revenue is recognized accordingly, unless customer acceptance is uncertain or significant obligations remain. The Company reduces revenue for estimated customer returns for rotation rights according to the agreements with the certain distributors. The Company accrues the estimated cost of post-sale obligations for product warranties, based on historical experience at the time the Company recognizes revenue.

Software Royalties and Licenses
      Revenue from customers for prepaid, non-refundable software royalties is recorded when the revenue recognition criteria have been met. Revenue for non-prepaid royalties is recognized at the time the

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
underlying product is shipped by the customer paying the royalty. The Company recognizes software license revenue at the time of shipment or upon delivery of the software master provided when the revenue recognition criteria have been met and vendor-specific objective evidence exists to allocate the total fee to all delivered and undelivered elements of the arrangement.

Software maintenance
      Software maintenance services are recognized as earned on the straight-line basis over the terms of the contracts.

Engineering and other services
      Engineering services revenue is recognized upon completion of certain contractual milestones and customer acceptance of the services rendered. Other services revenues include hardware repair services and custom software implementation projects. Hardware repair services revenues are recognized when the services are complete. Software implementation revenues are recognized upon completion of certain contractual milestones and customer acceptance of the services rendered.

Shipping Costs
      The Company’s shipping and handling costs for product sales are included under Cost of sales for all periods presented. For the years ended December 31, 2004, 2003 and 2002 shipping and handling costs represented less than 1% of Cost of sales.

Cash and Cash Equivalents
      The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 95 “Statement of Cash Flows.”

Investments
      Auction rate securities are classified as available-for-sale short-term investments. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income. Investments classified as held-to-maturity with original maturities of more than three months but less than a year are classified as Short-term investments, and investments classified as held-to-maturity with maturities more than a year are classified as Long-term investments in the consolidated financial statements.
      The Company’s investments primarily consist of commercial paper, corporate notes and bonds, U.S. government notes and bonds, and auction rate municipal securities. The Company classifies, at the date of acquisition, its investments into categories in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company’s investments consisting of commercial paper, corporate notes and bonds and U.S. government notes and bonds are classified as held-to-maturity as the Company has the positive intent and ability to hold those securities to maturity and are stated at amortized cost in the Consolidated Balance Sheets. The Company’s investment policy requires that the held to maturity investments, including cash and investments, not exceed a maximum weighted-average maturity of 18 months. In addition, the policy mandates that an individual investment must have a maturity of less than 36 months, with no more than 20% of the total portfolio exceeding 24 months. Realized gains and losses, declines in value of securities judged to be other than temporary, and interest and dividends on all securities are included in Other expense, net and Interest income, in the Consolidated Statements of Operations.

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable
      Trade accounts receivable are stated net of an allowance for doubtful accounts. An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of customers to make required payments. Management reviews the allowance for doubtful accounts quarterly for reasonableness and adequacy. If the financial condition of the Company’s customers were to deteriorate resulting in an impairment of their ability to make payments, additional provisions for uncollectible accounts receivable may be required. In the event the Company determined that a smaller or larger reserve was appropriate, it would record a credit or a charge in the period in which such determination is made. In addition to customer accounts that are specifically reserved for, the Company maintains a non-specific bad debt reserve for all customers based on a variety of factors, including the length of time receivables are past due, trends in overall weighted average risk rating of the total portfolio, macroeconomic conditions, significant one-time events and historical experience. Typically, this non-specific bad debt reserve amounts to approximately 1% of quarterly revenues. The Company’s customers are concentrated in the technology industry and the collection of its accounts receivable are directly associated with the operational results of the industry.

Inventories
      Inventories are stated at the lower of cost or market, net of a reserve for obsolete and slow moving items. RadiSys uses the first-in, first-out (“FIFO”) method to determine cost. We evaluate inventory on a quarterly basis for obsolete or slow-moving items to ascertain if the recorded allowance is reasonable and adequate. Inventory is written down for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. During the fourth quarter of 2003, the Company revised the excess and obsolete inventory reserve calculation to more accurately reflect its true exposure to losses associated with excess and obsolete (“E&O”) inventory moving forward. The Company previously estimated the required reserve for excess inventory based on a forward projection of excess material beyond 12 months demand. This resulted in a reserve estimate that was higher than the actual E&O losses for products where the demand and orders are more sporadic. The revised process combines the historical view of demand over the prior six months with a prospective view of demand over 12 months. The Company tested the revised method against prior periods and found it to be a more accurate predictor of excess inventory. This change resulted in a reduction to the E&O provision to the inventory reserve of approximately $500 thousand in the fourth quarter of 2003.
      The Company is dependent on the performance of third party contract manufacturers. Some of the key components in the Company’s products come from single or limited sources of third party manufacturers.

Long-Lived Assets
      Long-lived assets, such as property, plant and equipment and definite-life intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company assesses the impairment of the assets based on the undiscounted future cash flow the assets are expected to generate and recognizes an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment is identified, the Company reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values.

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Goodwill represents the excess of cost over the assigned value of the net assets in connection with all acquisitions. Goodwill is reviewed for impairment in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 requires goodwill to be tested for impairment at least annually and under certain circumstances written down when impaired, rather than be amortized as previous standards required. As a result of the sale of the Savvi business in 2003, the Company recorded $2.4 million in write-offs of goodwill. This impairment charge is included in the loss from discontinued operations related to the Savvi business in 2003. See Note 23. The Company has not recognized any additional impairment losses defined under the provisions of SFAS No. 142.

Property and Equipment
      Property and equipment is recorded at historical cost and depreciated or amortized on a straight-line basis as follows:

Buildings	40 years
Machinery, equipment, furniture, and fixtures	5 years
Software, computer hardware, vehicles, and manufacturing test fixtures	3 years
Engineering equipment and demonstration products	1 year
Leasehold improvements	Lesser of the lease term or estimated useful lives
      Ordinary maintenance and repair expenses are charged to income when incurred.

Accrued Restructuring and Other Charges
      In July 2002, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that liabilities for certain costs associated with exit or disposal activities be recognized and measured initially at fair value in the period in which the liabilities are incurred. For the years ended December 31, 2003 and 2004 the Company recorded non-severance related restructuring and other charges in accordance with the provisions of SFAS No. 146. Because the Company has a history of paying severance benefits, the cost of severance benefits associated with a restructuring charge is recorded when such costs are probable and the amount can be reasonably estimated.
      Prior to the year ended December 31, 2003, the Company recorded restructuring charges including employee termination and related costs, costs related to leased facilities, losses on impairment of fixed assets and capitalized software and other accounting and legal fees. Employee termination and related costs were previously recorded in accordance with the provisions of Emerging Issues Task Force No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” For leased facilities that were vacated and subleased, an amount equal to the total future lease obligations from the date of vacating the premises through the expiration of the lease, net of any future projected sublease income, was recorded as a part of restructuring charges.

Warranty
      The Company provides for the estimated cost of product warranties at the time it recognizes revenue. Products are generally sold with warranty coverage for a period of 24 months after shipment. On a quarterly basis the Company assesses the reasonableness and adequacy of the warranty liability and adjusts such amounts as necessary.

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Warranty reserves are included in other accrued liabilities in the accompanying Consolidated Balance Sheets as of December 31, 2004 and December 31, 2003. See also Note 13.

Research and Development
      Research and development costs are expensed as incurred. Research and development expenses consist primarily of salary, bonuses, and benefits for product development staff, and cost of design and development supplies and equipment.

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

Fair Value of Financial Assets and Liabilities
      RadiSys estimates the fair value of its monetary assets and liabilities including cash and cash equivalents, short-term investments, long-term investments, accounts receivable, accounts payable, convertible senior notes and convertible subordinated notes based upon comparative market values of instruments of a similar nature and degree of risk in accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable are a reasonable estimate of their fair values. The fair value for the investments, convertible senior notes and the convertible subordinated notes is based on quoted market prices as of the balance sheet date. See Note 12.

Comprehensive Income
      In accordance with SFAS No. 130, “Reporting Comprehensive Income,” the Company reports Accumulated other comprehensive income (loss) in its Consolidated Balance Sheets. Comprehensive income (loss) includes net income (loss), Translation adjustments and Unrealized gains (losses) on securities available-for-sale represent. The Cumulative translation adjustments consist of unrealized gains (losses) in accordance with SFAS No. 52, “Foreign Currency Translation.” In 2004 and 2003, the Company liquidated the assets of two separate redundant foreign subsidiaries. As a result, in 2004 and 2003, the Company realized a net gain of approximately $146 thousand and a net loss of approximately $397 thousand, respectively, previously classified as translation adjustments and included such amounts in Other expenses, net in the consolidated financial statements. The Company has no intention of liquidating the assets of its non-redundant foreign subsidiaries in the foreseeable future.

Stock-Based Compensation
      The Company accounts for its stock-based compensation plans using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and provides pro forma disclosures of net income (loss) and net income (loss) per common share as if the fair value method had been applied in measuring compensation expense in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, An Amendment of SFAS No. 123.” SFAS No. 148 amends certain provisions of SFAS No. 123 and provides alternative methods of transition in voluntary adoption of SFAS No. 123. The

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company adopted the disclosure requirements of SFAS No. 148 in 2002. Equity instruments are granted to employees, directors and consultants in certain instances, as defined in the respective plan agreements.
      The Company has elected to account for its stock-based compensation under APB 25. As required by SFAS No. 123, the Company computed the value of options granted during 2004, 2003, and 2002 using the Black-Scholes option pricing model for pro forma disclosure purposes. The fair value of the following stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the fiscal years ended December 31:

				Employee Stock
	Options			Purchase Plan

	2004	2003	2002	2004	2003	2002

Expected life (in years)	3.9	3.2	3.1	1.5	1.5	1.5
Interest rate	2.39%	2.31%	2.87%	1.43%	1.33%	1.89%
Volatility	82%	85%	90%	85%	85%	85%
Dividend yield	—	—	—	—	—	—
      For the years ended December 31, 2004, 2003, and 2002, for purposes of the pro forma disclosure, the total value of the options granted was approximately $9.5 million, $5.2 million, and $14.0 million, respectively, which would be amortized on a straight-line basis over the vesting periods of the options. In addition, according to the provisions of SFAS No. 123, options to be granted in 2004 associated with the Stock Option Exchange Program (see Note 17) completed in August 2003 are to be considered granted in 2003 for purposes of calculating stock-compensation expense. For purposes of the pro forma disclosure, the value of the options issued in 2004 related to the Stock Option Exchange Program amounted to $2.8 million, which represents the incremental value of the new shares over the value of the shares exchanged. This amount is amortized on a straight-line basis beginning on the date of exchange in August 2003. The amortization period of these options includes the six-month period between the exchange and the grant of new shares and continues for the life of the options. For purposes of the pro forma disclosure, the total expense associated with the Employee Stock Purchase Program (“ESPP”) in 2004, 2003, and 2002 was $2.1 million, $1.4 million, and $2.5 million, respectively. The estimated fair value of the ESPP is amortized over the purchase period, subject to modification at the date of purchase.

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Options are assumed to be exercised upon vesting for purposes of this valuation. Adjustments are made for options forfeited as they occur. Had RadiSys accounted for these plans in accordance with SFAS No. 123, the Company’s net income (loss) and pro forma net income (loss) per share would have been reported as follows (in thousands, except per share amounts):

	For the Years Ended December 31,

	2004	2003	2002

Net income (loss)	$13,011	$1,331	$(3,305)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects(A)	520	—	—
Deduct: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects(B)	(12,048)	(5,288)	(8,145)

Pro forma net income (loss)	$1,483	$(3,957)	$(11,450)

Net income (loss) per share:
Basic	$0.69	$0.07	$(0.19)

Diluted(C)	$0.59	$0.07	$(0.19)

Pro forma basic	$0.08	$(0.22)	$(0.65)

Pro forma diluted(C)	$0.10	$(0.22)	$(0.65)

(A)	During the year ended December 31, 2004, the Company incurred $841 thousand of stock-based compensation expense. The stock-based compensation expense was associated with shares issued pursuant to the Company’s 1996 Employee Stock Purchase Plan (“ESPP”). The Company incurred stock-based compensation expense because the original number of ESPP shares approved by the shareholders was insufficient to meet employee demand for an ESPP offering which was consummated in February 2003 and ended in August 2004. The Company subsequently received shareholder approval for additional ESPP shares in May 2003. The shares issued in the February 2003 ESPP offering in excess of the original number of ESPP shares approved at the beginning of the offering (the “shortfall”) triggered recognition of stock-based compensation expense under the intrinsic value method. The shortfall amounted to 138 thousand and 149 thousand shares in May 2004 and August 2004, respectively.

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

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognized stock-based compensation expense associated with the ESPP shortfall as follows (in thousands):

	For the Years Ended
	December 31,

	2004	2003	2002

Cost of sales	$235	$—	$—
Research and development	343	—	—
Selling, general and administrative	263	—	—

	$841	$—	$—

(B)	On November 12, 2004, the Compensation and Development Committee of the Board of Directors approved an acceleration of vesting of those employee stock options with an option price greater than $15.99, which was greater than the fair market value of the shares on that date ($14.23). Approximately 1.1 million options with varying remaining vesting schedules were subject to the acceleration and became immediately exercisable. As a result of the acceleration, the Company expects to reduce its exposure to the effects of the Financial Accounting Standards Board (“FASB”) proposal to require companies to recognize stock-based compensation expense associated with stock options based on the fair value method. The FASB proposal will be effective beginning the second half of fiscal year 2005. Included in the pro forma stock-based compensation expense for 2004 is $6.1 million associated with the acceleration, net of related tax effects.

(C)	The diluted income per share from continuing operations, diluted net income per share and diluted weighted average shares outstanding for the year ended December 31, 2004 reflect the effect of EITF No. 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.” EITF No. 04-08 requires companies to include in the diluted earnings per share calculation shares underlying a convertible bond that includes a contingent conversion or “CoCo” feature if the inclusion of such shares in the calculation results in dilution to earnings per share (“If Converted Method”). Our 1.375% convertible senior notes, issued in November 2003, contain a CoCo feature. Additionally, the If Converted Method requires that the earnings per share calculation exclude the interest expense, net of tax benefit, for our 1.375% convertible senior notes.

The provisions of EITF No. 04-08 are effective for all periods ending after December 15, 2004. The provisions of EITF 04-08 are applied retroactively, which requires companies to restate diluted earnings per share by applying the If-Converted Method of accounting from the issuance date of the convertible bond.

The shares underlying the 1.375% convertible senior notes were excluded from the If-Converted Method calculation for the year ended December 31, 2003 as the effect would be anti-dilutive.
      The effects of applying SFAS 123 for providing pro forma disclosure for 2004, 2003, and 2002 are not likely to be representative of the effects on reported net (loss) income and net (loss) income per share for future years since options vest over several years and additional awards are made each year.

Net income (loss) per share
      The Company computes earnings per share in accordance with SFAS No. 128, “Earnings per Share,” (“SFAS 128”). Accordingly, basic earnings per share amounts are computed based on the weighted-average number of common shares outstanding. Diluted earnings per share amounts are based on the increased number of common shares that would be outstanding assuming the exercise of certain

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
outstanding stock options, convertible senior notes, and convertible subordinated notes, when such conversion would have the effect of reducing earnings per share.

Foreign currency translation
      Assets and liabilities of international operations, using a functional currency other then the U.S. dollar, are translated into U.S. dollars at exchange rates as of December 31, 2004 and 2003. Income and expense accounts are translated into U.S. dollars at the actual daily rates of exchange prevailing during the period. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component in shareholders’ equity in accordance with SFAS No. 130. Foreign exchange transaction gains and losses are included in Other expense, net, in the Consolidated Statements of Operations. Foreign currency transaction losses, net of gains, amounted to $317 thousand, $787 thousand, and $1.3 million, respectively, for the years ended December 31, 2004, 2003 and 2002.

Recent Accounting Pronouncements
      The following recent accounting pronouncements either did not have a material impact on RadiSys’ results of operations and financial condition upon adoption or in the case of pronouncements not yet effective it is anticipated that adoption will not have a material impact on RadiSys’ results of operations and financial condition:

•	FSP No. 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Medicare Act”).

•	FASB Interpretation No. 46® (“FIN 46R”), “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51”;

•	FASB issued revised SFAS No. 132® (revised 2003), “Employer’s Disclosures about Pensions and Other Post-Retirement Benefits — An Amendment of FASB Statements No. 87, 88, and 106”;

•	SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”).

•	EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”; and

•	EITF Issue No. 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.”
      In December 2004, the FASB issued FASB Staff Position (“FSP”) FAS No. 109-1 “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” This FSP, which became effective upon issuance, provides that the tax deduction for income with respect to qualified domestic production activities, as part of the American Jobs Creation Act of 2004 that was enacted on October 22, 2004, will be treated as a special deduction as described in SFAS No. 109. As a result, this deduction has no effect on the Company’s deferred tax assets and liabilities existing at the date of enactment. Instead, the impact of this deduction if any, which was effective January 1, 2005, will be reported in the period in which the deduction is claimed on the Company’s income tax returns.
      FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. RadiSys has not yet completed evaluating the impact of the repatriation provisions. Given the preliminary stage of our evaluation, it is not possible at this time to determine what impact the repatriation provisions will have on our consolidated tax accruals or our effective tax rate. Accordingly, as provided for in FSP 109-2, RadiSys has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by RadiSys in the first quarter of fiscal 2006. RadiSys is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition and does not expect the adoption to have a material impact.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. RadiSys is required to adopt SFAS 123R in the third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, RadiSys must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. RadiSys is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on RadiSys’ consolidated results of operations and earnings per share. RadiSys has not yet determined the method of adoption or the financial statement impact of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.
      In September 2004, the EITF reached a consensus on EITF No. 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.” In October 2004, the FASB ratified EITF No. 04-08. EITF No. 04-08 requires companies to include in the calculation of diluted earnings per share shares underlying a convertible bond that includes a contingent conversion or “CoCo” feature. The Company’s 1.375% convertible senior notes, issued in November 2003, contain a CoCo feature. The provisions of EITF No. 04-08 are effective for all periods ending after December 15, 2004. The provisions of EITF 04-08 have been applied retroactively causing the restatement

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of diluted earnings per share by applying the “If-Converted” method of accounting from the issuance date of the convertible bond.
      The following table depicts the effect of EITF 04-08 for the quarterly periods in 2004 and the twelve months ended December 31, 2004 (in thousands, except per share amounts):

	For the Three	For the Three	For the Three	For the Three	For the Twelve
	Months Ended	Months Ended	Months Ended	Months Ended	Months Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2004	2004	2004	2004	2004

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income, as reported	$2,848	$3,507	$3,820	$2,836	$13,011
Interest on convertible senior notes, net of tax benefit	247	232	243	242	964

Net income, diluted, as adjusted	$3,095	$3,739	$4,063	$3,078	$13,975

Weighted average shares used to calculate net income per share, diluted, as reported	19,447	19,590	19,532	19,842	19,580
Effect of convertible senior notes	4,243	4,243	4,243	4,243	4,243

Weighted average shares used to calculate net income per share, diluted, as adjusted	23,690	23,833	23,775	24,085	23,823

Net income per share, diluted:
As reported	$0.15	$0.18	$0.20	$ N/A	$ N/A

As adjusted	$0.13	$0.16	$0.17	$0.13	$0.59

Note 2 —	Cash Equivalents and Investments

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(In thousands)
December 31, 2004
Money market mutual funds	$598	$—	$—	$598
Certificate of deposit	250	—	—	250
Commercial paper	50,725	2	(1)	50,726
Corporate notes and bonds	14,803	1	(32)	14,772
Auction Rate Securities	61,000	—	—	61,000
U.S. government notes and bonds	42,250	—	(302)	41,948

	$169,626	$3	$(335)	$169,294

Less cash and cash equivalents	(51,573)

Total short-term and long-term investments	$118,053

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(In thousands)
December 31, 2003
Commercial paper	$126,696	$18	$—	$126,714
Corporate notes and bonds	60,812	158	(17)	60,953
U.S. government notes and bonds	21,500	33	(75)	21,458

	$209,008	$209	$(92)	$209,125

Less cash and cash equivalents	(133,560)

Total short-term and long-term investments	$75,448

      Auction rate securities primarily consist of municipal bonds and have been classified as available-for-sale short-term investments. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income. For the year ended December 31, 2004 the Company did not recognize any gains or losses on the sales of available-for-sale investments. For the year ended December 31, 2004 there were no unrealized gains or losses on available-for-sale investments. During the years ended December 31, 2003 and 2002 the Company held no available-for-sale investments. At December 31, 2004 and 2003, the Company has the intent and ability to hold held-to-maturity investments to maturity, and the securities are stated at amortized cost in the Consolidated Balance Sheets. The fair market value disclosed in this footnote is representative of the portfolio’s value at December 31, 2004 had there been an unusual or unplanned liquidation of the underlying investments. As of December 31, 2004, the Company’s long-term held-to-maturity investments had maturities ranging from 15.3 months to 19.7 months. The Company’s investment policy requires that the total investment portfolio, including cash and investments, not exceed a maximum weighted-average maturity of 18 months. In addition, the policy mandates that an individual investment must have a maturity of less than 36 months, with no more than 20% of the total portfolio exceeding 24 months. As of December 31, 2004, the Company was in compliance with its investment policy.
      The following table shows the Company’s investment gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004:

	Less Than 12 Months		12 Months or More		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

Description of securities
Commercial paper	$33,615	$(1)	$—	$—	$33,615	$(1)
Corporate notes and bonds	11,201	(22)	3,020	(10)	14,221	(32)
US government notes and bonds	27,154	(96)	14,794	(206)	41,948	(302)

Total	$71,970	$(119)	$17,814	$(216)	$89,784	$(335)

      The unrealized losses of these investments represented less then 1% of the cost of our investment portfolio at December 31, 2004.
      The Company reviewed all investments with unrealized losses at December 31, 2004 and based on this evaluation concluded that these declines in fair value were temporary after considering:

•	That the majority of such losses for securities in an unrealized loss position for less than 12 months were interest rate related;

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	For securities in an unrealized loss position for 12 months or more, the financial condition and near-term prospects of the issuer of the security;

•	Our intent and ability to keep the security until maturity.
      At December 31, 2004, the amortized cost of short-term and long-term debt securities (excluding cash equivalents and available-for-sale securities) by contractual maturity were as follows (in thousands):

Amortized
Cost

Less than one year	$17,303
Mature in 1 — 2 years	39,750

$57,053

      Short-term and long-term investments reported as (in thousands):

	December 31,	December 31,
	2004	2003

Short-term held-to-maturity investments, net of unamortized premium of $103 and $767, respectively	$17,303	$44,456

Long-term held-to-maturity investments, net of unamortized premium of zero and $442, respectively	$39,750	$30,992

Note 3 —	Accounts Receivable and Other Receivables
      Accounts receivable balances as of December 31, 2004 and 2003 consisted of the following (in thousands):

	December 31,	December 31,
	2004	2003

Accounts receivable, gross	$43,790	$31,314
Less: allowance for doubtful accounts	(888)	(1,301)

Accounts receivable, net	$42,902	$30,013

      Accounts receivable at December 31, 2004 and 2003 primarily consists of inventory sales to the Company’s customers which are generally based on standard terms and conditions. Accounts receivable at December 31, 2004 includes receivables associated with sales of last-time buy inventory to customers. The receivables associated with last-time buy inventory sales to customers contain the standard terms and conditions customary to the Company’s trade receivables. At December 31, 2004 approximately $1.4 million receivables were associated with last-time buy inventory sales to customers. At December 31, 2003 accounts receivable did not include receivables associated with last-time buy inventory sales.
      During the years ended December 31, 2004 and 2003 the Company did not record a provision for allowance for doubtful accounts. During the year ended December 31, 2002 the Company recorded a provision for allowance for doubtful accounts of $443 thousand.
      As of December 31, 2004 and 2003 other receivables was $2,808 thousand and $2,134 thousand, respectively. Other receivables consists of non-trade receivables. There is no revenue recorded associated with non-trade receivables. At December 31, 2004 and 2003, other receivables primarily consisted of receivables for the sale of inventory to the Company’s manufacturing partners. Sales to the Company’s contract manufacturing partners are based on terms and conditions similar to the terms offered to the Company’s regular customers.

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 —	Inventories
      Inventories as of December 31, 2004 and 2003 consisted of the following (in thousands):

	December 31,	December 31,
	2004	2003

Raw materials	$24,044	$28,992
Work-in-process	1,505	1,472
Finished goods	3,958	5,119

	29,507	35,583
Less: inventory reserves	(7,353)	(9,491)

Inventories, net	$22,154	$26,092

      During the years ended December 31, 2004, 2003, and 2002 the Company recorded provision for excess and obsolete inventory of $2.8 million, $4.3 million, and $6.8 million, respectively.
      The following is a summary of the change in the Company’s excess and obsolete inventory reserve for the years ended December 31, 2004 and 2003 (in thousands):

	For the Years Ended
	December 31,

	2004	2003

Inventory reserve balance, beginning of the year	$9,491	$9,958
Usage:
Inventory scrapped	(1,987)	(2,436)
Inventory utilized	(3,197)	(2,328)

Subtotal — usage	(5,184)	(4,764)
Reserve provision	2,778	4,297
Transfer from other liabilities(A)	268	—

Remaining reserve balance, end of the year	$7,353	$9,491

(A)	The $268 thousand transfer from other liabilities is related to obsolete inventory purchased from contract manufacturers during the quarter which was previously reserved for in an adverse purchase commitment liability. (Note 10 and 13)

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 5 — Property and Equipment
      Property and equipment as of December 31, 2004 and 2003, consisted of the following (in thousands):

	December 31,	December 31,
	2004	2003

Land	$2,162	$2,166
Building	1,756	1,756
Manufacturing equipment	15,113	13,032
Office equipment and software	19,482	17,311
Leasehold improvements	3,898	3,741

	42,411	38,006
Less: accumulated depreciation and amortization	(28,409)	(23,422)

Property and equipment, net	$14,002	$14,584

      In December 2003, the Company sold its Des Moines, Iowa facility. As a result, the Company disposed of $8.8 million of net book value associated with land, building and other office equipment. See Note 20.
      Depreciation and amortization expense for property and equipment for the years ended December 31, 2004, 2003 and 2002 was $5.4 million, $5.7 million, $6.7 million, respectively.

Note 6 —	Goodwill
      During the year ended December 31, 2003 the Company recorded goodwill write-offs of $2.4 million associated with the sale of its Savvi business line. The goodwill write-off associated with the sale of the Savvi business line is included in loss from discontinued operations in the accompanying Consolidated Statements of Operations for the year ended December 31, 2003. See Note 23.
      The Company tests goodwill for impairment at least annually. Additionally, the Company assesses goodwill for impairment if any adverse conditions exist that would indicate an impairment. Conditions that would trigger an impairment assessment, include, but are not limited to, a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator. The Company is considered one reporting unit. As a result, to determine whether or not goodwill may be impaired, the Company compares its book value to its market capitalization. If the trading price of the Company’s common stock is below the book value per share at the date of the annual impairment test or if the average trading price of the Company’s common stock is below book value per share for a sustained period, a goodwill impairment test will be performed by comparing book value to estimated market value. Additionally, the Company performs other tests, such as the multiple of revenues and present value of future cash flows to further validate the fair market value of its goodwill. The Company completed its annual goodwill impairment analysis as of September 30, 2004 and concluded that as of September 30, 2004, there was no goodwill impairment.

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Intangible Assets
      The following tables summarize details of the Company’s total purchased intangible assets (in thousands):

		Accumulated
	Gross	Amortization	Net

December 31, 2004
Existing technology	$2,415	$(1,457)	$958
Technology licenses	6,790	(5,093)	1,697
Patents	6,647	(5,590)	1,057
Trade names	736	(237)	499
Other	237	(237)	—

Total	$16,825	$(12,614)	$4,211

December 31, 2003
Existing technology	$2,415	$(1,146)	$1,269
Technology licenses	6,790	(3,584)	3,206
Patents	6,647	(5,255)	1,392
Trade names	736	(166)	570
Other	237	(237)	—

Total	$16,825	$(10,388)	$6,437

      Intangible assets amortization expense was $2.2 million, $3.1 million, and $3.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      The Company’s purchased intangible assets have lives ranging from 4 to 15 years. In accordance with SFAS No. 144, the Company reviews for impairment of all its purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The estimated future amortization expense of purchased intangible assets as of December 31, 2004 is as follows (in thousands):

Estimated
Intangible
Amortization
For the Years Ending December 31,	Amount

2005	$2,052
2006	726
2007	526
2008	250
2009	210
Thereafter	447

Total	$4,211

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Other Assets
      Other current assets as of December 31, 2004 and 2003, consisted of the following (in thousands):

	December 31,	December 31,
	2004	2003

Prepaid maintenance, rent and other	$2,065	$1,850
Interest receivable on investments	610	928

Other current assets	$2,675	$2,778

      Other assets as of December 31, 2004 and 2003, consisted of the following (in thousands):

	December 31,	December 31,
	2004	2003

Employee deferred compensation arrangement	$1,875	$1,131
Other	1,031	690

Other assets	$2,906	$1,821

      During the year ended December 31, 2003, the Company wrote off $38 thousand of capitalized software as a result of the sale of the Savvi business unit (see Note 23). The Company generally discontinued capitalizing software development costs as of January 1, 2002, as the Company concluded it would not incur any material costs between the point of technological feasibility and general release of the product to customers in the future. Amortization expense for capitalized software for the years ended December 31, 2003 and 2002 was $839 thousand and $1.8 million, respectively. There was no amortization expense for capitalized software for the year ended December 31, 2004.
      Employee deferred compensation arrangement represents the net cash surrender value of insurance contracts purchased by the Company as part of its deferred compensation plan established in January 2001 (see Note 17). Any elective deferrals by the eligible employees are invested in insurance contracts.

Note 9 —	Accrued Restructuring
      Accrued restructuring as of December 31, 2004 and December 31, 2003 consisted of the following (in thousands):

	December 31,	December 31,
	2004	2003

Fourth quarter 2004 restructuring charge	$1,282	$—
Third quarter 2004 restructuring charge	86	—
Second quarter 2002 restructuring charge	—	672
Fourth quarter 2001 restructuring charge	201	999
First quarter 2001 restructuring charge	—	1,149

Total	$1,569	$2,820

      The Company evaluates the adequacy of the accrued restructuring charges on a quarterly basis. The Company records certain reclassifications between categories and reversals to the accrued restructuring charges based on the results of the evaluation. The total accrued restructuring charges for each restructuring event are not affected by reclassifications. Reversals are recorded in the period in which the Company determines that expected restructuring obligations are less than the amounts accrued.

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fourth Quarter 2004 Restructuring
      During the fourth quarter of 2004, the Company announced plans to eliminate approximately 55 to 65 positions. These reductions were a result of the increase in outsourced manufacturing as well as to continue our shift of skills required to develop, market, sell, and support more advanced embedded platforms and solutions. The Company expects the workforce reduction to be substantially completed by March 31, 2005.
      The following table summarizes the fourth quarter 2004 restructuring costs (in thousands):

	Employee
	Termination and	Other
	Related Costs	Charges	Total

Restructuring and other costs	$1,630	$20	$1,650
Expenditures	(358)	(10)	(368)

Balance accrued as of December 31, 2004	$1,272	$10	$1,282

      The restructuring charge includes severance and other employee-related separation costs for 61 employees and certain associated legal fees. The severance and other employee-related separation costs amounted to $1.6 million and legal fees amounted to $20 thousand. We expect to substantially complete these restructuring activities in the first quarter of 2005. For the years ended December 31, 2003 and 2004 the Company recorded non-severance related restructuring and other charges in accordance with the provisions of SFAS No. 146.

Third Quarter 2004 Restructuring
      In August 2004, the Company announced plans to eliminate approximately 14 engineering and marketing positions in its Birmingham, UK office during the fourth quarter of 2004. The Company is integrating the work done by these employees into other RadiSys locations. In conjunction with this elimination of positions, some R&D spending will be re-directed to align with the Company’s strategy to deliver more integrated standards-based solutions.
      The following table summarizes the changes to the third quarter 2004 restructuring costs (in thousands):

	Employee
	Termination and	Other
	Related Costs	Charges	Total

Restructuring and other costs	$410	$18	$428
Additions	24	30	54
Expenditures	(254)	(48)	(302)
Reversals	(94)	—	(94)

Balance accrued as of December 31, 2004	$86	$—	$86

      In connection with the third quarter 2004 restructuring event, the Company incurred employee termination and related costs of approximately $434 thousand, of which $94 thousand was reversed as two of the affected employees are relocating to continue their employment with the Company. Employee termination and related costs primarily includes employee severance. In connection with the third quarter 2004 restructuring event, we incurred other charges of approximately $48 thousand and expect to incur an additional $35 thousand associated with the cost of relocating certain employees. Other charges include legal fees, human resource consulting fees and the costs of relocation. We will incur additional costs to relocate property and equipment and may determine to write off certain property and equipment with a net

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
book value of approximately $20 thousand. A provision or impairment charge for these costs will be recorded in the period in which they are incurred. We expect to complete these restructuring activities in the first quarter of 2005.

Second Quarter 2002 Restructuring Charge
      The following table summarizes the write-offs and expenditures related to the second quarter 2002 restructuring charge (in thousands):

	Employee
	Termination and		Property and	Other
	Related Costs	Facilities	Equipment	Charges	Total

Restructuring costs	$2,606	$750	$530	$465	$4,351
Expenditures	(1,782)	(40)	—	(46)	(1,868)
Write-offs	—	—	(219)	—	(219)
Reclassifications	(35)	19	10	6	—
Reversals	(192)	(165)	(147)	—	(504)

Balance accrued as of December 31, 2002	$597	$564	$174	$425	$1,760
Expenditures	(229)	(373)	—	(57)	(659)
Write-offs	—	—	(90)	(166)	(256)
Reclassifications	(368)	392	—	(24)	—
Reversals	—	(1)	(84)	(88)	(173)

Balance accrued as of December 31, 2003	$—	$582	$—	$90	$672
Expenditures	—	(80)	—	—	(80)
Expenditures — lease buy-out	—	(296)	—	—	(296)
Reversals	—	(206)	—	(90)	(296)

Balance accrued as of December 31, 2004	$—	$—	$—	$—	$—

      During the year ended December 31, 2004, the Company determined that it had fulfilled all of its obligations that were classified as “Other Charges”, which included legal and accounting fees. Accordingly, the Company reversed the remaining obligation classified as “Other Charges.” During the year ended 2004, the Company bought out the remaining lease obligations for the Houston, Texas manufacturing facility at a discount and reversed the remaining accruals related to the Houston facility in the amount of $139 thousand. The Company entered into subleasing arrangements for a portion of the remaining facilities vacated as a result of the second quarter 2002 restructuring event. During 2004, the Company updated its analysis of the effect of the subleasing arrangements on the second quarter 2002 restructuring accrual and as a result of this analysis reversed approximately $67 thousand.

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fourth Quarter 2001 Restructuring Charge
      The following table summarizes the write-offs and expenditures relating to the fourth quarter 2001 restructuring charge (in thousands):

	Employee
	Termination and		Property and	Other
	Related Costs	Facilities	Equipment	Charges	Total

Restructuring costs	$914	$2,417	$463	$132	$3,926
Expenditures	(452)	—	—	—	(452)
Write-offs	—	—	(463)	—	(463)

Balance accrued as of December 31, 2001	$462	$2,417	$—	$132	$3,011
Expenditures	(395)	(931)	—	(27)	(1,353)
Reversals	(67)	—	—	—	(67)

Balance accrued as of December 31, 2002	$—	$1,486	$—	$105	$1,591
Expenditures	—	(576)	—	(14)	(590)
Reversals	—	(1)	—	(1)	(2)

Balance accrued as of December 31, 2003	$—	$909	$—	$90	$999
Expenditures	—	(428)	—	(90)	(518)
Expenditures — lease buy-out	—	(53)	—	—	(53)
Recoveries	—	141	—	—	141
Reversals	—	(368)	—	—	(368)

Balance accrued as of December 31, 2004	$—	$201	$—	$—	$201

      During the year ended December 31, 2004, the Company bought out the remaining lease obligations for the Houston facility at a discount and reversed the remaining accruals related to the Houston facility in the amount of $37 thousand. The Company entered into subleasing arrangements for a portion of the remaining facilities vacated as a result of the fourth quarter 2001 restructuring event. During 2004, the Company updated its analysis of the subleasing arrangements on the fourth quarter 2001 restructuring accrual and as a result of this analysis reversed approximately $163 thousand. As a result of the review of sublease arrangements the Company discovered previously unbilled charges owed from the sublease tenants. These charges, which amounted to $141 thousand, were recovered from the tenants during 2004. The remaining reversals of $27 thousand were the result of an adjustment to miscellaneous facility liabilities. The accrual amount remaining as of December 31, 2004 represents mainly lease obligations relating to the facility in Boca Raton, Florida, which is expected to be paid monthly for the next 13 months.

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

First Quarter 2001 Restructuring Charge
      The following table summarizes the write-offs and expenditures related to the first quarter 2001 restructuring charge (in thousands):

	Employee	Leasehold	Property
	Termination and	Improvements and	and	Capitalized	Other
	Related Costs	Facilities	Equipment	Software	Charges	Total

Restructuring costs	$2,777	$3,434	$2,460	$1,067	$105	$9,843
Expenditures	(2,545)	(378)	—	—	(46)	(2,969)
Write-offs	—	(113)	(2,460)	(1,067)	—	(3,640)

Balance accrued as of December 31, 2001	$232	$2,943	$—	$—	$59	$3,234
Expenditures	(232)	(679)	—	—	(10)	(921)
Write-offs	—	(627)	—	—	—	(627)
Reversals	—	—	—	—	(49)	(49)

Balance accrued as of December 31, 2002	$—	$1,637	$—	$—	$—	$1,637
Expenditures	—	(488)	—	—	—	(488)

Balance accrued as of December 31, 2003	$—	$1,149	$—	$—	$—	$1,149
Expenditures	—	(294)	—	—	—	(294)
Expenditures — lease buy-out	—	(493)	—	—	—	(493)
Reversals	—	(362)	—	—	—	(362)

Balance accrued as of December 31, 2004	$—	$—	$—	$—	$—	$—

      During the year ended December 31, 2004, the Company reversed a portion of the remaining obligation related to amounts originally accrued for certain non-cancelable leases for the facilities in Houston, Texas and Boca Raton, Florida. The Company entered into subleasing arrangements for a portion of these facilities vacated as part of the first quarter of 2001 restructuring event. During 2004, the Company updated its analysis of these subleasing arrangements on the first quarter 2001 restructuring accrual and as a result of this analysis reversed approximately $90 thousand. Additionally during 2004, the Company bought out the remaining lease obligations for the Houston facility at a discount and reversed $272 thousand in remaining accruals related to the Houston facility.

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 —	Other accrued liabilities
      Other accrued liabilities as of December 31, 2004 and 2003, consisted of the following (in thousands):

	December 31,	December 31,
	2004	2003

Accrued tax liability	$1,081	$2,183
Accrued warranty reserve	1,719	2,276
Deferred compensation plan liability	1,810	1,048
Deferred revenues	483	635
Adverse purchase commitments	485	528
Accrued royalties	43	181
Other	2,211	1,887

Other accrued liabilities	$7,832	$8,738

Note 11 —	Short-Term Borrowings
      During the quarter ended March 31, 2004, the Company renewed its line of credit facility, which expires on March 31, 2005, for $20.0 million at an interest rate based upon the lower of the London Inter-Bank Offered Rate (“LIBOR”) plus 1.0% or the bank’s prime rate. The line of credit is collateralized by the Company’s non-equity investments and is reduced by any standby letters of credit. At December 31, 2004, the Company had a standby letter of credit outstanding related to one of its medical insurance carriers for $105 thousand. The market value of non-equity investments must exceed 125.0% of the borrowed facility amount, and the investments must meet specified investment grade ratings. The Company plans to renew the line of credit in the first quarter of 2005.
      As of December 31, 2004 and December 31, 2003, there were no outstanding balances on the standby letter of credit or line of credit and the Company was in compliance with all debt covenants.

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

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      As of December 31, 2004 and December 31, 2003 the Company had outstanding convertible senior notes with a face value of $100 million. As of December 31, 2004 and December 31, 2003 the book value of the convertible senior notes was $97.1 million and $97.0 million respectively, net of unamortized discount of $2.9 million and $3.0 million, respectively. Amortization of the discount on the convertible senior notes was $133 thousand and $15 thousand for the years ended December 31, 2004 and 2003, respectively. The estimated fair value of the convertible senior notes was $106.8 million and $98.0 million at December 31, 2004 and December 31, 2003, respectively.

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
      For the year ended December 31, 2004, the Company repurchased $58.8 million principal amount of the convertible subordinated notes, with an associated discount of $897 thousand. The Company repurchased the notes in the open market for $58.2 million and, as a result, recorded a loss of $387 thousand. In 2004, the Company obtained board authorization to repurchase all remaining convertible subordinated notes. The Company may elect to use a portion of the cash and cash equivalents and investment balances to buy back additional amounts of the convertible subordinated notes.
      For the year ended December 31, 2003, the Company repurchased $10.3 million principal amount of the convertible subordinated notes, with an associated discount of $212 thousand. The Company repurchased the notes in the open market for $9.2 million and, as a result, recorded a gain of $825 thousand.
      As of December 31, 2004 and December 31, 2003 the Company had outstanding convertible subordinated notes with a face value of $10.0 million and $68.7 million, respectively. As of December 31, 2004 and December 31, 2003 the book value of the convertible subordinated notes was $9.9 million and $67.6 million, respectively, net of unamortized discount of $126 thousand and $1.2 million, respectively. Amortization of the discount on the convertible subordinated notes was $140 thousand and $283 thousand, for year ended December 31, 2004 and 2003, respectively. The estimated fair value of the convertible

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
subordinated notes was $10.0 million and $65.7 million at December 31, 2004 and December 31, 2003, respectively.

Mortgage Payable
      Through the purchase of Microware, RadiSys assumed a long-term mortgage payable to GMAC Commercial Mortgage Company in the amount of $6.7 million. The mortgage payable was secured by Microware’s facility in Des Moines, Iowa. In December 2003, the Company sold the Des Moines, Iowa facility, and paid the mortgage payable in full (see Note 20).
      During the year ended December 31, 2003 the Company paid $66 thousand of principal on its mortgage payable related to a building owned in Des Moines, Iowa, along with interest at 7.46%.
      The aggregate maturities of long-term liabilities for each of the years in the five year period ending December 31, 2009 and thereafter are as follows (in thousands):

	Convertible	Convertible
	Senior	Subordinated
For the Years Ending December 31,	Notes	Notes

2005	$—	$—
2006	—	—
2007	—	9,993
2008(A)	100,000	—
2009	—	—
Thereafter	—	—

	100,000	9,993
Less: unamortized discount	(2,852)	(126)
Less: current portion	—	—

Long-term liabilities	$97,148	$9,867

(A)	On or after November 15, 2008, the Company may redeem the Convertible Senior Notes at any time. On November 15, 2008, November 15, 2013, and November 15, 2018, holders of the convertible senior notes will have the right to require the Company to purchase, in cash, all or any part of the notes held by such holder at a purchase price equal to 100% of the principal amount of the notes being purchased, together with accrued and unpaid interest and additional interest, if any, up to but excluding the purchase date.

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 13 — Commitments and Contingencies
      RadiSys leases most of its facilities, certain office equipment, and vehicles under non-cancelable operating leases which require minimum lease payments expiring from one to 9 years after December 31, 2004. Amounts of future minimum lease commitments in each of the five years ending December 31, 2004 through 2009 and thereafter are as follows (in thousands):

Future Minimum
For the Years Ending December 31,	Lease Payments

2005	$3,138
2006	2,054
2007	1,918
2008	1,943
2009	1,883
Thereafter	3,452

$14,388

      Rent expense totaled $3.6 million, $3.0 million, and $3.6 million for the years ended December 31, 2004, 2003, and 2002, respectively.

Adverse Purchase Commitments
      The Company is contractually obligated to purchase certain excess inventory, for which there is no alternative use, from our contract manufacturers. This liability, referred to as adverse purchase commitments, is provided for in other accrued liabilities (Note 10). The basis for estimated adverse purchase commitments are reports received on a quarterly basis from our contract manufacturers. Increases to this liability are charged to cost of goods sold. When and if the Company takes possession of inventory reserved for in this liability, the liability is transferred from other liabilities to our excess and obsolete inventory reserve (Note 4).

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
      As permitted under Oregon law, the Company has agreements whereby it indemnifies its officers, directors and certain finance employees for certain events or occurrences while the officer, director or employee is or was serving in such capacity at the request of the Company. The term of the indemnification period is for the officer’s, director’s or employee’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. To date, the Company has not incurred any costs associated with these indemnification agreements and, as a result, management believes

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2004.
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
      The Company provides for the estimated cost of product warranties at the time it recognizes revenue. Products are generally sold with warranty coverage for a period of 24 months after shipment. Parts and labor are covered under the terms of the warranty agreement. The workmanship of our products produced by contract manufacturers is covered under warranties provided by the contract manufacturer for a specified period of time ranging from 12 to 15 months. The warranty provision is based on historical experience by product family. The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its components suppliers. Ongoing failure rates, material usage and service delivery costs incurred in correcting product failure, as well as specific product class failures out of the Company’s baseline experience affect the estimated warranty obligation. If actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.
      The following is a summary of the change in the Company’s warranty accrual reserve for the years ended December 31, 2004 and 2003 (in thousands):

	For the Years Ended
	December 31,

	2004	2003

Warranty liability balance, beginning of the year	$2,276	$1,553
Product warranty accruals	2,731	4,147
Adjustments for payments made	(3,288)	(3,424)

Warranty liability balance, end of the year	$1,719	$2,276

      The Company offers fixed price support or maintenance contracts to its customers however, revenues from fixed price support or maintenance contracts were not significant to the Company’s operations for the years reported.

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 —	Basic and Diluted Income (Loss) Per Share
      A reconciliation of the numerator and the denominator used to calculate basic and diluted income (loss) per share is as follows (in thousands, except per share amounts):

	For the Years Ended
	December 31,

	2004	2003	2002

Numerator — Basic
Income (loss) from continuing operations, basic	$13,011	$6,010	$(1,759)

Discontinued operations related to Savvi business:
Loss from discontinued operations	—	(4,679)	(3,937)
Income tax benefit	—	—	(2,391)

Net income (loss), basic	$13,011	$1,331	$(3,305)

Numerator — Diluted
Income (loss) from continuing operations, basic	13,011	6,010	(1,759)
Interest on convertible notes, net of tax benefit(A)	964	116	—

Income (loss) from continuing operations, diluted	$13,975	$6,126	$(1,759)

Net income (loss), basic	13,011	1,331	(3,305)
Interest on convertible senior notes, net of tax benefit(C)	964	—	—

Net income (loss), diluted	$13,975	$1,331	$(3,305)

Denominator — Basic
Weighted average shares used to calculate income (loss) per share from continuing operations and net income (loss) per share, basic	18,913	17,902	17,495

Denominator — Diluted
Weighted average shares used to calculate income (loss) per share from continuing operations, basic	18,913	17,902	17,495
Effect of dilutive stock options(B)	667	504	—
Effect of convertible senior notes(A)	4,243	488	—

Weighted average shares used to calculate income (loss) from continuing operations, diluted	23,823	18,894	17,495

Weighted average shares used to calculate net income (loss) per share, basic	18,913	17,902	17,495
Effect of dilutive stock options(B)	667	504	—
Effect of convertible senior notes(C)	4,243	—	—

Weighted average shares used to calculate net income (loss) per share, diluted	23,823	18,406	17,495

Income (loss) per share from continuing operations:
Basic	$0.69	$0.34	$(0.10)

Diluted	$0.59	$0.32	$(0.10)

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Years Ended
	December 31,

	2004	2003	2002

Net income (loss) per share:
Basic	$0.69	$0.07	$(0.19)

Diluted	$0.59	$0.07	$(0.19)

(A)	For the year ended December 31, 2002, interest on convertible notes and related if-converted shares were excluded from the income (loss) per share from continuing operations calculation as the effect would be anti-dilutive. As of December 31, 2004, 2003 and 2002, the total number of if-converted shares excluded from the calculation associated with the convertible subordinated notes was 485 thousand, 1.0 million and 1.2 million, respectively. In November 2003, the Company issued 1.375% Senior Convertible Notes with a face value or principal amount of $100 million.

(B)	For the years ended December 31, 2004 and 2003, options amounting to 2.0 million and 2.3 million, respectively, were excluded from the calculation as the exercise prices were higher than the average market price of the common shares; therefore, the effect would be anti-dilutive. For the year ended December 31, 2002, options amounting to 3.7 million were excluded from the calculation as the Company reported a loss from continuing operations; therefore, the effect would be anti-dilutive.

(C)	For the year ended December 31, 2002, interest on convertible notes and related if-converted shares were excluded from the Income (loss) per share calculation as the effect would be anti-dilutive. As of December 31, 2004, 2003 and 2002, the total number of if-converted shares excluded from the calculation associated with the convertible subordinated notes was 485 thousand, 1.0 million and 1.2 million, respectively.
Note 15 — Income Taxes
      The income tax provision (benefit) consists of the following (in thousands):

	For the Years Ended December 31,

	2004	2003	2002

Current payable from continuing operations (refundable):
Federal	$1,556	$—	$(7,800)
State	258	—	—
Foreign	70	(127)	10

Total current payable	1,884	(127)	(7,790)

Deferred (from continuing operations):
Federal	(228)	1,701	4,898
State	67	(1,701)	1,072
Foreign	1,530	149	(902)

Total income tax provision (benefit) from continuing operations	$3,253	$22	$(2,722)

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The income tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate to pretax income as a result of the following differences:

	For the Years Ended
	December 31,

	2004	2003	2002

Statutory federal tax rate	35.0%	35.0%	(35.0)%
Increase (decrease) in rates resulting from:
State taxes	3.4	3.4	(3.4)
Goodwill benefit from acquisitions	(0.6)	(28.5)	(6.7)
Deferred tax asset valuation allowance	1.8	110.5	1.3
Taxes on foreign income that differ from U.S. tax rate	(12.1)	(111.0)	(5.1)
Tax credits	(3.9)	(12.4)	(9.9)
Loss on disposition of foreign subsidiary	—	(31.8)	(1.5)
Foreign base company income	—	28.8	—
Export sale benefit	(2.6)	3.9	(2.2)
Other	(1.0)	3.7	1.8

Effective tax rate	20.0%	1.6%	(60.7)%

      The components of deferred taxes consist of the following (in thousands):

	December 31,

	2004	2003

Deferred tax assets:
Accrued warranty	$659	$873
Inventory	2,761	3,787
Restructuring accrual	519	1,161
Net operating loss carryforwards	23,840	27,353
Tax credit carryforwards	12,256	11,630
Goodwill	177	1,005
Capitalized research and development	2,416	—
Other	2,292	2,932

Total deferred tax assets	44,920	48,741
Less: valuation allowance	(15,886)	(17,410)

Net deferred tax assets	29,034	31,331

Deferred tax liabilities:
Intangible assets — Microware	(1,594)	(2,370)
Depreciation	—	(152)

Total deferred tax liabilities	(1,594)	(2,522)

Total net deferred tax assets	$27,440	$28,809

      During 2003, the Company received a $3.4 million tax refund from the Internal Revenue Service (“IRS”) from a carryback of a portion of the 2002 $22.5 million net operating loss incurred to preceding years ended December 31, 2000 and 2001. The remaining 2002 net operating loss of $7.5 million, after the carryback claim, was carried forward to the years 2003 and thereafter.

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company has recorded valuation allowances of $15.9 million and $17.4 million at December 31, 2004 and December 31, 2003, respectively, due to uncertainty involving utilization of net operating loss and tax credit carryforwards.
      At December 31, 2004 and 2003, the Company had total available federal and state net operating loss carryforwards of approximately $56.4 million and $49.7 million, respectively, before valuation allowance. The Company also had net operating loss carryforwards of approximately $3.6 million from certain non U.S. jurisdictions. The non U.S. net operating loss carryforwards are primarily attributable to Japan, U.K. and Germany, and amount to approximately $694 thousand, $1.7 million, and $996 thousand respectively. The Japan tax losses expire between 2005 and 2008. The U.K. and German tax losses may be carried forward indefinitely, provided certain requirements are met. The federal net operating loss carryforwards expire between 2005 and 2023 and consist of approximately $14.4 million of consolidated taxable loss remaining after loss carrybacks to prior years, $26.9 million of loss carryforwards from the Texas Micro merger in 1999, and $15.1 million of loss carryforwards from the Microware acquisition in August of 2001. The net operating losses from Texas Micro and Microware are stated net of limitations pursuant to Section 382 of the Internal Revenue Code. The annual utilization limitations are $5.7 million and approximately $732 thousand for Texas Micro and Microware, respectively.
      The Company has federal and state research and development tax credit and other federal tax credit carryforwards of approximately $12.3 million at December 31, 2004, to reduce future income tax liabilities. The federal and state tax credits expire between 2005 and 2024. The federal tax credit carryforwards include research and development tax credits of $3.6 million and $205 thousand from the Texas Micro and Microware acquisitions, respectively. The utilization of these acquired credits is subject to an annual limitation pursuant to Section 383 of the Internal Revenue Code. On October 4, 2004 the Working Families Tax Relief Act of 2004 was enacted which extended several expired business related tax breaks, including the research and development tax credit. Under the new law the research and development tax credit was retroactively reinstated to June 30, 2004 and is available through December 31, 2005.
      Pretax book income (loss) from domestic operations for the fiscal years 2004, 2003 and 2002 was $9.7 million, ($3.4) million, and ($7.1) million, respectively. Pretax book income (loss) from foreign operations for fiscal years 2004, 2003 and 2002 was $6.6 million, $4.7 million, and ($1.3) million, respectively.
      The Company has indefinitely reinvested approximately $9.9 million of the undistributed earnings of certain foreign subsidiaries. Such earnings would be subject to U.S. taxation if repatriated to the U.S. On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the “Act”). The Act includes a temporary incentive for U.S. multinationals to repatriate foreign earnings and other international tax reforms designed to improve the global competitiveness of U.S. multinationals. We are currently evaluating the impact of the Act on our effective tax rate, cash flows and financial statements.
      The IRS has completed its examination of our federal income tax returns for the years 1996 through 2002. The final audit report resulted in no negative consequences and was issued during the first quarter of 2004. However, the final results of the examination are subject to review and approval by the Joint Committee of Taxation. We do not expect the report on the final results of the examination as reviewed by the Joint Committee of Taxation to differ from the audit report issued by the IRS.

Note 16 —	Shareholders’ Equity

Stock Repurchase Program
      The Company’s 2001 stock repurchase program expired during the third quarter of 2002. During the years ended December 31, 2002 and 2001, the Company repurchased 147,000 and 74,000 of outstanding

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
shares, respectively, in the open market or through privately negotiated transactions for $1.1 million and $1.0 million, respectively. The timing and size of any future stock repurchases are subject to approval from the Board of Directors, market conditions, stock prices, cash position, and other cash requirements.

Note 17 —	Employee Benefit Plans

Stock Option Plans
      The Company’s 1995 Stock Incentive Plan (“1995 Plan”) and 2001 Nonqualified Stock Option Plan (“2001 Plan”) provide the Board of Directors broad discretion in creating employee equity incentives. Unless otherwise stipulated in the plan document, the Board of Directors, at their discretion, determines the exercise prices, which may not be less than the fair market value of RadiSys common stock at the date of grant, vesting periods, and the expiration periods which are a maximum of 10 years from the date of grant. Under the 1995 Plan, as amended, 5,425,000 shares of common stock have been reserved and authorized for issuance to any non-employee directors and employees, with a maximum of 450,000 shares in connection with the hiring of an employee and 100,000 shares in any calendar year to one participant. Under the 2001 Plan, as amended, 2,250,000 shares of common stock have been reserved and authorized for issuance to selected employees, who are not executive officers or directors of the Company. The Company recorded no compensation expense related to the 1995 Plan and the 2001 Plan for the years ended December 31, 2004, 2003 and 2002. See Note 1 — Stock-Based Compensation.
      The table below summarizes the activities related to the Company’s stock option plans (in thousands, except weighted average exercise prices):

		Stock Options
	Shares	Outstanding
	Available for
	Grant	Number	Average Price

Balance, December 31, 2001	2,479	3,413	$25.65
Granted	(2,134)	2,134	$11.19
Canceled	939	(939)	$23.13
Expired	(9)	—	—
Exercised	—	(70)	$11.65

Balance, December 31, 2002	1,275	4,538	$19.59
Authorized	750	—	—
Granted	(838)	838	$10.66
Canceled	1,493	(1,493)	$27.12
Expired	(8)	—	—
Exercised	—	(177)	$12.61

Balance, December 31, 2003	2,672	3,706	$14.86

Granted	(1,255)	1,255	$19.32
Canceled	362	(362)	$20.15
Expired	—	—	—
Exercised	—	(802)	$11.03

Balance, December 31, 2004	1,779	3,797	$16.64

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the information about stock options outstanding at December 31, 2004 (shares in thousands):

	Options Outstanding
				Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
	As of	Contractual	Exercise	As of	Exercise
Range of Exercise Prices	12/31/2004	Life	Price	12/31/2004	Price

$ 3.74-$ 5.33	440	4.85	$4.48	271	$4.52
$ 5.35-$ 9.29	487	5.14	$7.73	286	$7.79
$ 9.66-$16.62	543	4.93	$13.07	424	$12.71
$16.67-$17.92	612	4.81	$17.18	608	$17.18
$18.00-$21.14	839	4.92	$19.23	831	$19.23
$21.28-$25.81	612	5.07	$22.31	612	$22.31
$26.09-$56.00	264	2.73	$38.07	264	$38.07

$ 3.74-$56.00	3,797	4.80	$16.64	3,296	$17.89

Stock Option Exchange Program
      On August 27, 2003, the Company completed a shareholder approved stock option exchange program. Under the exchange offer, eligible employees had the opportunity to tender for cancellation certain stock options in exchange for new options to be granted at least six months and one day after the cancellation of the tendered options. The Company accepted for cancellation options to purchase an aggregate of 649,604 shares of its common stock under the RadiSys Corporation 1995 Stock Incentive Plan and options to purchase an aggregate of 1,083 shares of its common stock under the RadiSys Corporation 2001 Nonqualified Stock Option Plan. Subject to the terms and conditions of the exchange offer, RadiSys granted new options under its 2001 Nonqualified Stock Option Plan to purchase up to an aggregate of 397,531 shares of its common stock in exchange for the options surrendered and cancelled in the exchange offer. The exercise price per share of the new options was $21.28. See Note 1 — Stock-Based Compensation.

Accelerated Vesting
      On November 12, 2004, the Compensation and Development Committee of the Board of Directors approved an acceleration of vesting of those employee stock options with an option price greater than $15.99, which was greater than the fair market value of the shares on that date ($14.23). Approximately 1.1 million options with varying remaining vesting schedules were subject to the acceleration and became immediately exercisable. Historically the Company has not accelerated the vesting of employee stock options. As a result of the acceleration, the Company expects to reduce its exposure to the effects of the Financial Accounting Standards Board (“FASB”) proposal to require companies to recognize stock-based compensation expense associated with stock options based on the fair value method. The FASB proposal will be effective beginning the second half of fiscal year 2005.

Employee Stock Purchase Plan
      In December 1995, the Company established an Employee Stock Purchase Plan (“ESPP”). All employees of RadiSys and its subsidiaries who customarily work 20 or more hours per week, including all officers, are eligible to participate in the ESPP. Prior to August 15, 2000, a separate offering of Common Stock to eligible employees under the ESPP (an “Offering”) commenced on February 15 and August 15 of each calendar year under the ESPP (the “Enrollment Dates”) and had a term of 18 months, except

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
that, in calendar year 1999, the first Offering was for a period commencing on June 12, 1999 and ending on August 15, 2000. Beginning with the Offering that commenced on August 15, 2000, separate offerings of Common Stock to eligible employees under the ESPP (also an “Offering”) commence on February 15, May 15, August 15 and November 15 of each calendar year (also “Enrollment Dates”) and continue for a period of 18 months. Multiple separate Offerings are in operation under the ESPP at any given time. An employee may participate in only one Offering at a time and may purchase shares only through payroll deductions permitted under the provisions stipulated by the ESPP. The purchase price is the lesser of 85% of the fair market value of the common stock on date of grant or that of the purchase date. Pursuant to the provisions of the ESPP, as amended, the Company is authorized to issue up to 3,450,000 shares of common stock under the plan. For the years ended December 31, 2004, 2003 and 2002 the Company issued 579,773, 489,659 and 332,252 shares under the plan, respectively. At December 31, 2004, 1,269,025 shares are available for issuance under the plan. See Note 1 — Stock-Based Compensation.

401(k) Savings Plan
      The Company established a 401(k) Savings Plan (“401(k) Plan”), a defined contribution plan, as of January 1, 1989 and amended through January 1, 2001, in compliance with Section 401(k) and other related sections of the Internal Revenue Code and corresponding Regulations issued by the Department of Treasury and Section 404(c) of Employee Retirement Income Security Act of 1974 (“ERISA”), to provide retirement benefits for its United States employees. Under the provisions of the plan, eligible employees are allowed pre-tax contributions of up to 20% of their annual compensation or the maximum amount permitted by the applicable statutes. Additionally, eligible employees can elect after-tax contributions of up to 5% of their annual compensation, within the limits set forth by pre-tax contributions, or to the maximum amount permitted by the applicable statutes. Pursuant to the provisions of the 401(k) Plan, the Company may contribute 50% of pre-tax contributions made by eligible employees, adjusted for loans and withdrawals, up to 6% of annual compensation for each eligible employee. The Company may elect to make supplemental contributions as periodically determined by the Board of Directors at their discretion. The contributions made by the Company on behalf of eligible employees become 100% vested after three years of service, or 33% per year after one year of service. The Company’s total contributions to the 401(k) Plan amounted to $812 thousand, $752 thousand and $782 thousand in 2004, 2003 and 2002, respectively. In addition, some of the Company’s employees outside the United States are covered by various defined contribution plans, in compliance with the statutes of respective countries. The participants pay for the 401(k) Savings Plan administrative expenses.

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

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      Revenues on a product and services basis are as follows (in thousands):

	For the Years Ended
	December 31,

	2004	2003

Hardware	$234,352	$190,621
Software royalties and licenses	6,304	6,499
Software maintenance	939	798
Engineering and other services	4,220	4,877
Other	9	—

Total revenues	$245,824	$202,795

      Revenue information on a product and services basis is unavailable for 2002 because it was not categorized in the manner presented above during 2002.
      Generally, the Company’s customers are not the end-users of its products. The Company ultimately derives its revenues from three end markets as follows (in thousands):

	For the Years Ended
	December 31,

	2004	2003

Service Provider Systems	$106,710	$76,092
Commercial Systems	78,366	66,305
Enterprise Systems	60,748	60,398

	$245,824	$202,795

      Revenue information based on our markets is unavailable for 2002 because it was not categorized in the manner presented above during 2002.

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Information about the Company’s geographic revenues and long-lived assets by geographical area is as follows (in thousands):

Geographic Revenues

	For the Years Ended December 31,

	2004	2003	2002

United States	$95,429	$99,300	$112,782
Other North America	12,343	9,635	5,208

North America	107,772	108,935	117,990
EMEA	123,197	84,636	77,058
Asia Pacific — Japan	14,855	9,224	5,039

Total	$245,824	$202,795	$200,087

Long-lived assets by Geographic Area

	December 31,	December 31,	December 31,
	2004	2003	2002

Property and equipment, net United States	$11,630	$14,083	$25,538
EMEA	752	191	298
Asia Pacific — Japan	1,620	310	46

Total property and equipment, net	$14,002	$14,584	$25,882

Goodwill
United States	$27,521	$27,521	$29,969
EMEA	—	—	—
Asia Pacific — Japan	—	—	—

Total goodwill	$27,521	$27,521	$29,969

Intangible assets, net United States	$4,211	$6,437	$11,159
EMEA	—	—	—
Asia Pacific — Japan	—	—	—

Total intangible assets, net	$4,211	$6,437	$11,159

      Two customers accounted for more than 10% of total revenues in 2004, 2003 and 2002. These two customers accounted for the following percentages of total revenue for the years ended December 31:

	2004	2003	2002

Nortel	13.7%	19.4%	17.1%
Nokia	28.5%	19.9%	13.1%

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2004 and 2003 the following customers accounted for more than 10% of accounts receivable. These customers accounted for the following percentages of accounts receivable:

	December 31,	December 31,
	2004	2003

Nokia	32.3%	23.3%
Diebold	12.9%	*
Nortel	*	19.2%
IBM	*	10.7%

*	Accounted for less than 10% of accounts receivable.
Note 19 — Gain on Sale of Assets
      During the fourth quarter of 2002, RadiSys sold its Multibus business to US Technologies for $1.2 million. Consideration included $700 thousand cash and a $500 thousand note receivable. The note receivable was paid in full during 2003. The sale resulted in a net gain of $1.2 million recorded in Income from operations in the Consolidated Statement of Operations for the year ended December 31, 2002 in accordance with the provisions of SFAS No. 144.
Note 20 — Loss on Building Sale
      In December 2003, the Company sold the Des Moines, Iowa facility to a third party for $8.5 million. As a result, the Company disposed of $8.8 million of net book value associated with building and other office equipment and paid the mortgage payable in full. In addition, the Company incurred a prepayment penalty on the mortgage payable amounting to $1.1 million and incurred additional fees associated with the sale of approximately $353 thousand. The sale resulted in a loss of $1.8 million recorded in Income from operations in the Consolidated Statement of Operations for the year ended December 31, 2003.
Note 21 — Other Expense, Net
      Other expense, net, primarily consisted of foreign currency transaction losses, net of gains, of $317 thousand, $787 thousand, and $1.3 million, respectively, for the years ended December 31, 2004, 2003, and 2002.
Note 22 — Legal Proceedings
      In the normal course of business, the Company becomes involved in litigation. As of December 31, 2004, in the opinion of management RadiSys had no pending litigation that would have a material effect on the Company’s financial position, results of operations, or cash flows.
Note 23 — Discontinued Operations
      On March 14, 2003, the Company completed the sale of its Savvi business resulting in a loss of $4.3 million. As a result of this transaction, the Company recorded $4.1 million in write-offs of goodwill and intangible assets. The total $4.7 million loss from discontinued operations recorded in the three months ended March 31, 2003 includes the $4.3 million loss on the sale of the Savvi business as well as $393 thousand of net losses incurred by the business unit during the quarter, before the business unit was sold. Savvi net revenues are included in the loss from discontinued operations and amounted to $9 thousand and $52 thousand for the years ended December 31, 2003 and 2002, respectively. For the year ended December 31, 2003, a total of $4.7 million, or $0.26 per weighted average share outstanding-basic or $0.25 per weighted average share outstanding-diluted, was reclassified from continuing operations to loss

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
from discontinued operations, net of tax benefit. For the year ended December 31, 2002, a total of $1.5 million, or $0.09 per weighted average share outstanding, was reclassified from continuing operations to loss from discontinued operations, net of tax benefit.
Note 24 — Related Parties
      Ken J. Bradley is a member of our Board of Directors and from January 2003 through January 2005 was the Chief Executive Officer of CoreSim, Inc., a company specializing in advanced systems design analysis and product lifecycle management. RadiSys incurred expenses of approximately $329 thousand and $10 thousand, respectively, for 2004 and 2003 from CoreSim, Inc. Amounts payable to CoreSim, Inc. for the years ended December 31, 2004 and 2003, were $96 thousand and $10 thousand, respectively.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
      There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosure required to be reported under this item.

Item 9A.	Controls and Procedures
      Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
      During the Company’s fiscal quarter ended December 31, 2004, no change occurred in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
      Management’s Report on Internal Control Over Financial reporting appears on page 43 hereof. PricewaterhouseCoopers LLP’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears on page 44 hereof.

Item 9B.	Other Information
      None.

PART III
      The Registrant will file its definitive proxy statement for the Annual Meeting of Shareholders to be held on May 17, 2005, pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Report. This Report incorporates by reference specified information included in the Proxy Statement.

Item 10.	Directors and Executive Officers of the Registrant
      The information with respect to our directors is included under “Election of Directors” in our Proxy Statement and is incorporated herein by reference.
      As of March 7, 2005, the names, ages and positions held by the executive officers were as follows:

Name	Age	Position

Scott C. Grout	42	President and Chief Executive Officer
Julia A. Harper	46	Vice President of Finance and Administration, Chief Financial Officer, and Secretary
Christian Lepiane	45	Vice President of Worldwide Sales
Keith Lambert	39	Vice President of Global Operations
      Scott C. Grout has served as the Company’s President, Chief Executive Officer and a Director since October 2002. From May 1998 to October 2002, Mr. Grout was President and Chief Executive Officer of Chorum Technologies, Inc., a privately held provider of fiber optic products based in Richardson, Texas. Prior to joining Chorum, Mr. Grout held various positions at Lucent Technologies, a telecommunications network vendor, including as the Vice President of the Optical Networking Group and a Director of the Access and Optical Networking Group, from June 1984 to May 1998. Mr. Grout received a B.S. in Engineering from the University of Wisconsin at Madison and a M.B.A. from the Sloan School of Management at the Massachusetts Institute of Technology.
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

      Keith Lambert joined us in May 2001 as Vice President of Global Operations. Before joining our executive team, from May 1999 to April 2001 Mr. Lambert served as the Vice President and General Manager at Manufacturers’ Services Ltd. (MSL), a full-service global electronics manufacturing services and supply chain services company. At MSL Mr. Lambert was in charge of the company’s Salt Lake City operations. Prior to joining MSL, from August 1995 to January 1999 Mr. Lambert held a variety of manufacturing and test engineering positions at 3Com Corp, a provider of voice and data networking solutions. He has also worked at Digital Equipment Corp., a provider of information processing solutions from personal computers to integrated worldwide networks, where he held positions in manufacturing and development engineering. Mr. Lambert holds an Electronics degree from University College in Dublin, Ireland.

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

Audit Committee
      We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are C. Scott Gibson, Kevin C. Melia, and Carl W. Neun.

Code of Ethics
      We have adopted a code of business conduct and ethics for directors, officers (including the principal executive officer, principal financial officer and controller) and employees, known as the Code of Conduct. The Code of Conduct is available on our website at http://www.radisys.com or by request from:

RadiSys Investor Relations
5445 NE Dawson Creek Drive
Hillsboro, OR 97124
Phone: (503) 615-RSYS
Email: investor.relations@radisys.com
      We intend to disclose any amendments to, or waivers from, any provisions of our code of conduct by posting such information on our website or by filing a form 8-K within four business days following the date of such amendment or waiver.

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
      On March 7, 2005, the Company entered into an Executive Change of Control Agreement with Keith Lambert providing for severance pay in a cash amount equal to six months of Mr. Lambert’s annual base pay at the rate in effect immediately before the date of termination. Mr. Lambert is entitled to receive the severance pay if his employment with the Company is terminated by the Company (other than for cause, death or disability), or a requirement to accept a position greater than 25 miles from his current work location, within three months before, or within 12 months after, a change in control of the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      Information with respect to security ownership of certain beneficial owners and management and equity compensation plan information is included under “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement and is incorporated herein by reference.
Equity Compensation Plan Information
      The following table summarizes information about the Company’s equity compensation plans as of December 31, 2004. All outstanding awards relate to the Company’s common stock.

	Number of Shares of
	Common Stock to			Number of Shares of
	be Issued Upon		Weighted Average	Common Stock
	Exercise of		Exercise Price of	Remaining Available
	Outstanding Options		Outstanding Options	for Future Issuance

Equity compensation plan approved by security holders	2,076,751	(A)	$17.44	2,912,945	(B)
Equity compensation plan not approved by security holders	1,720,609		15.67	134,587

Total	3,797,360		$16.64	3,047,532

(A)	Includes 613 shares and 9,812 shares subject to employee stock options assumed in the merger with Texas Micro Inc. with weighted average exercise prices of $13.04 and $10.15, respectively.

(B)	Includes 1,269,025 of securities authorized and available for issuance in connection with the RadiSys Corporation 1996 Employee Stock Purchase Plan.
Description of Equity Compensation Plans Not Adopted by Shareholders
2001 Nonqualified Stock Option Plan
      In February 2001, the Company established the 2001 Nonqualified Stock Option Plan, under which 2,250,000 shares of the Company’s common stock were reserved as of December 31, 2004. Grants under the 2001 Nonqualified Stock Option Plan may be awarded to selected employees, who are not executive officers or directors of the Company. The purpose of the 2001 Nonqualified Stock Option Plan is to enable the Company to attract and retain the services of selected employees of the Company or any parent or subsidiary of the Company. Unless otherwise stipulated in the plan document, the Board of Directors, at their discretion, determines the exercise prices, which may not be less than the fair market value of the Company’s common stock at the date of grant, vesting periods, and the expiration periods which are a maximum of 10 years from the date of grant.
      Additional information required by this item is included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2005 and is incorporated herein by reference.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a)(1) Financial Statements
      (a)(2) Financial Statement Schedule

Form 10-K
Page No.

Schedule II — Valuation and Qualifying Accounts	93
      (a)(3) Exhibits

Exhibit
No.		Description

3.1		Second Restated Articles of Incorporation and amendments thereto. Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-95892) (“S-1’), and by reference from Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, SEC File No. 0-26844.

3.2		Restated Bylaws. Incorporated by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38966).

4.1		Indenture dated August 9, 2000 between the Company and U.S. Trust Company, National Association. Incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement of Form S-3 (No. 333-49092).

4.2		Form of Note. Incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (No. 333-49092).

4.3		Registration Rights Agreement, dated November 13, 2003, among the Company, Credit Suisse First Boston LLC and Banc of America Securities LLC. Incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 19, 2003, SEC File No. 0-26844.

4.4		Indenture, dated as of November 19, 2003, between the Company and JPMorgan Chase Bank, as Trustee. Incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-3 (No. 333-111547) filed on December 24, 2003.

4.5		Form of Note. See Exhibit 4.4.

*10	.1	RadiSys Corporation 1995 Employee Stock Incentive Plan, as amended. Incorporated by reference from Exhibit(d)(1) to the Tender Offer Statement filed by the Company on Schedule TO-I, dated July 31, 2003, SEC file No. 005-49160.

*10	.2	RadiSys Corporation 2001 Nonqualified Stock Option Plan, as amended. Incorporated by reference from Exhibit(d)(2) to the Tender Offer Statement filed by the Company on Schedule TO-I, dated July 31, 2003, SEC file No. 005-49160.

*10	.3	RadiSys Corporation 1996 Employee Stock Purchase Plan, as amended. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, SEC File No. 0-26844.

Exhibit
No.		Description

*10	.4	Form of Incentive Stock Option Agreement. Incorporated by reference from Exhibit 10.3 to the Form S-1.

*10	.5	Form of Non-Statutory Stock Option Agreement. Incorporated by reference from Exhibit 10.4 to the Form S-1.

*10	.6	Deferred Compensation Plan. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarterly period ended March 31, 2001, SEC File No. 0-26844.

*10	.7	Executive Change of Control Agreement with Julia A. Harper dated October 3, 2001 between the Company and Julia A. Harper. Incorporated by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, SEC File No. 0-26844.

*10	.8	Executive Change of Control Agreement dated October 15, 2002 between the Company and Scott C. Grout. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, SEC File No. 0-26844.

10.9		Revolving line of credit agreement between the Company and U.S. Bank National Association dated March 19, 2002, related promissory note dated March 19, 2002, related interest rate rider dated March 19, 2002 and related collateral pledge agreement dated March 19, 2002. Incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, SEC File No. 0-26844.

10.10		Dawson Creek II lease, dated March 21, 1997, incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, SEC File No. 0-26844.

10.11		Amendment dated March 20, 2003, to the revolving line of credit agreement between the Company and U.S. Bank National Association dated March 19, 2002 and related revolving promissory note. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, SEC File No. 0-26844.

*10	.12	Form of Indemnity Agreement. Incorporated by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, SEC file No. 0-26844.

10.13		Amendment dated March 30, 2004 to the revolving line of credit agreement between the Company and U.S. Bank National Association dated March 19, 2002 and related promissory note. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, SEC file No. 0-26844.

*10	.14	Executive Change of Control Agreement dated March 7, 2005 between the Company and Keith Lambert.

21.1		List of Subsidiaries.

23.1		Consent of PricewaterhouseCoopers LLP.

24.1		Powers of Attorney.

31.1		Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This Exhibit constitutes a management contract or compensatory plan or arrangement
      (b) See (a)(3) above.
      (c) See (a)(2) above.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

				Reserves
	Balance at	Charged to	Write-Offs	Acquired	Balance at
	Beginning	Costs and	Net of	through	End of
	of Period	Expenses	Recoveries	Acquisitions	Period

	(In thousands)
For the year ended December 31, 2004
Allowance for doubtful accounts	$1,301	$—	$(413)	$—	$888
Obsolescence reserve	9,491	3,046	(5,184)	—	7,353
Tax valuation allowance	17,410	(1,524)			15,886
For the year ended December 31, 2003
Allowance for doubtful accounts	$2,128	$—	$(827)	$—	$1,301
Obsolescence reserve	9,958	4,297	(4,764)	—	9,491
Tax valuation allowance	16,176	1,234	—	—	17,410
For the year ended December 31, 2002
Allowance for doubtful accounts	$2,617	$443	$(932)	$—	$2,128
Obsolescence reserve	19,119	6,848	(16,009)	—	9,958
Tax valuation allowance	19,274	(3,098)	—	—	16,176

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADISYS CORPORATION

By:	/s/ SCOTT C. GROUT

Scott C. Grout
President and Chief Executive Officer
Dated: March 8, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 8, 2005.

Signature	Title

/s/ SCOTT C. GROUT Scott C. Grout	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ JULIA A. HARPER Julia A. Harper	Vice President of Finance and Administration and Chief Financial Officer (Principal Financial Officer)
Directors:

/s/ C. SCOTT GIBSON* C. Scott Gibson	Chairman of the Board and Director

/s/ KEN BRADLEY* Ken Bradley	Director

/s/ RICHARD J. FAUBERT* Richard J. Faubert	Director

/s/ DR. WILLIAM W. LATTIN* Dr. William W. Lattin	Director

/s/ KEVIN C. MELIA* Kevin C. Melia	Director

Signature		Title

/s/ CARL NEUN* Carl Neun		Director

/s/ JEAN-PIERRE D. PATKAY* Jean-Pierre D. Patkay		Director

/s/ LORENE K. STEFFES* Lorene K. Steffes		Director

*By:	/s/ SCOTT C. GROUT* Scott C. Grout, as attorney-in-fact

EXHIBIT INDEX

Exhibit
No.		Description

3.1		Second Restated Articles of Incorporation and amendments thereto. Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-95892) (“S-1’), and by reference from Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, SEC File No. 0-26844.

3.2		Restated Bylaws. Incorporated by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38966).

4.1		Indenture dated August 9, 2000 between the Company and U.S. Trust Company, National Association. Incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement of Form S-3 (No. 333-49092).

4.2		Form of Note. Incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (No. 333-49092).

4.3		Registration Rights Agreement, dated November 13, 2003, among the Company, Credit Suisse First Boston LLC and Banc of America Securities LLC. Incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 19, 2003, SEC File No. 0-26844.

4.4		Indenture, dated as of November 19, 2003, between the Company and JPMorgan Chase Bank, as Trustee. Incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-3 (No. 333-111547) filed on December 24, 2003.

4.5		Form of Note. See Exhibit 4.4.

*10	.1	RadiSys Corporation 1995 Employee Stock Incentive Plan, as amended. Incorporated by reference from Exhibit(d)(1) to the Tender Offer Statement filed by the Company on Schedule TO-I, dated July 31, 2003, SEC file No. 005-49160.

*10	.2	RadiSys Corporation 2001 Nonqualified Stock Option Plan, as amended. Incorporated by reference from Exhibit(d)(2) to the Tender Offer Statement filed by the Company on Schedule TO-I, dated July 31, 2003, SEC file No. 005-49160.

*10	.3	RadiSys Corporation 1996 Employee Stock Purchase Plan, as amended. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, SEC File No. 0-26844.

*10	.4	Form of Incentive Stock Option Agreement. Incorporated by reference from Exhibit 10.3 to the Form S-1.

*10	.5	Form of Non-Statutory Stock Option Agreement. Incorporated by reference from Exhibit 10.4 to the Form S-1.

*10	.6	Deferred Compensation Plan. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarterly period ended March 31, 2001, SEC File No. 0-26844.

*10	.7	Executive Change of Control Agreement with Julia A. Harper dated October 3, 2001 between the Company and Julia A. Harper. Incorporated by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, SEC File No. 0-26844.

*10	.8	Executive Change of Control Agreement dated October 15, 2002 between the Company and Scott C. Grout. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, SEC File No. 0-26844.

10.9		Revolving line of credit agreement between the Company and U.S. Bank National Association dated March 19, 2002, related promissory note dated March 19, 2002, related interest rate rider dated March 19, 2002 and related collateral pledge agreement dated March 19, 2002. Incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, SEC File No. 0-26844.

10.10		Dawson Creek II lease, dated March 21, 1997, incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, SEC File No. 0-26844.

Exhibit
No.		Description

10.11		Amendment dated March 20, 2003, to the revolving line of credit agreement between the Company and U.S. Bank National Association dated March 19, 2002 and related revolving promissory note. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, SEC File No. 0-26844.

*10	.12	Form of Indemnity Agreement. Incorporated by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, SEC file No. 0-26844.

10.13		Amendment dated March 30, 2004 to the revolving line of credit agreement between the Company and U.S. Bank National Association dated March 19, 2002 and related promissory note. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, SEC file No. 0-26844.

*10	.14	Executive Change of Control Agreement dated March 7, 2005 between the Company and Keith Lambert.

21.1		List of Subsidiaries.

23.1		Consent of PricewaterhouseCoopers LLP.

24.1		Powers of Attorney.

31.1		Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This Exhibit constitutes a management contract or compensatory plan or arrangement