Form 10-Q
period 2005-03-31
RADISYS CORP
filed 2005-05-09
CIK 873044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Number of shares of Common Stock outstanding as of May 4, 2005: 19,948,717

RADISYS CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

RADISYS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	For the Three Months Ended March 31,
	2005	2004
Revenues	$57,517	$61,115
Cost of sales	38,975	42,297

Gross margin	18,542	18,818
Research and development	7,532	6,344
Selling, general and administrative	7,254	7,677
Intangible assets amortization	513	682
Restructuring and other charges (reversals)	(18)	(180)

Income from operations	3,261	4,295
Loss on repurchase of convertible subordinated notes	(3)	—
Interest expense	(542)	(1,426)
Interest income	1,171	856
Other (expense) income, net	(349)	78

Income from continuing operations before income tax provision	3,538	3,803
Income tax provision	952	955

Net income	$2,586	$2,848

Net income per share:
Basic	$0.13	$0.15

Diluted	$0.12	$0.13

Weighted average shares outstanding:
Basic	19,782	18,491

Diluted	24,466	23,690

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$77,585	$80,566
Short term investments, net	86,074	78,303
Accounts receivable, net	38,707	42,902
Other receivables	1,487	2,808
Inventories, net	20,686	22,154
Other current assets	2,210	2,675
Deferred tax assets	4,216	4,216

Total current assets	230,965	233,624
Property and equipment, net	14,181	14,002
Goodwill	27,521	27,521
Intangible assets, net	3,698	4,211
Long-term investments, net	39,750	39,750
Long-term deferred tax assets	23,086	23,224
Other assets	3,561	2,906

Total assets	$342,762	$345,238

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,440	$31,585
Accrued wages and bonuses	4,301	5,626
Accrued interest payable	579	378
Accrued restructuring and other charges	496	1,569
Other accrued liabilities	7,684	7,832

Total current liabilities	40,500	46,990

Long-term liabilities:
Convertible senior notes, net	97,180	97,148
Convertible subordinated notes, net	8,890	9,867

Total long-term liabilities	106,070	107,015

Total liabilities	146,570	154,005

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock - $.01 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock - no par value, 100,000 shares authorized; 19,875 and 19,655 shares issued and outstanding at March 31, 2005 and December 31, 2004	185,093	182,705
Retained earnings	6,903	4,317
Accumulated other comprehensive income:
Cumulative translation adjustments	4,196	4,211

Total shareholders’ equity	196,192	191,233

Total liabilities and shareholders’ equity	$342,762	$345,238

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, unaudited)

			Cumulative			Total Other
	Common Stock		Translation	Retained		Comprehensive
	Shares	Amount	Adjustments(1)	Earnings	Total	Income(2)
Balances, December 31, 2004	19,655	$182,705	$4,211	$4,317	$191,233
Shares issued pursuant to benefit plans	220	1,852	—	—	1,852	$—
Tax benefit associated with stock-based benefit plans	—	536	—	—	536	—
Translation adjustments	—	—	(15)	—	(15)	(15)
Net income for the period	—	—	—	2,586	2,586	2,586

Balances, March 31, 2005	19,875	$185,093	$4,196	$6,903	$196,192

Comprehensive income, for the three months ended March 31, 2005						$2,571

(1)	Income taxes are not provided for foreign currency translation adjustments.

(2)	For the three months ended March 31, 2004, other comprehensive income amounted to $2.7 million and consisted of the net income for the period of $2.8 million and net losses from translation adjustments of $160 thousand.

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$2,586	$2,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,028	1,993
Provision for inventory reserves	643	716
Non-cash restructuring charges (adjustments)	30	(180)
Non-cash interest expense	63	136
Non-cash amortization of premium on investments	58	475
Loss on early extinguishments of convertible subordinated notes	3	—
Deferred income taxes	138	(106)
Stock-based compensation expense	—	177
Tax benefit associated with stock-based benefit plans	536	1,044
Other	(192)	(85)
Changes in operating assets and liabilities:		—
Accounts receivable	4,180	(3,592)
Other receivables	1,320	(1,120)
Inventories	825	3,799
Other current assets	579	(19)
Accounts payable	(4,137)	2,070
Accrued restructuring	(1,068)	(473)
Accrued interest payable	201	(598)
Accrued wages and bonuses	(1,311)	52
Other accrued liabilities	(175)	(426)

Net cash provided by operating activities	6,307	6,711

Cash flows from investing activities:
Proceeds from sale or maturity of held-to-maturity investments	34,550	11,780
Purchase of held-to-maturity investments	(24,779)	(2,295)
Proceeds from sale or maturity of auction rate securities	16,200	—
Purchase of auction rate securities	(33,800)	—
Capital expenditures	(1,705)	(1,257)
Other	(36)	—

Net cash (used in) provided by investing activities	(9,570)	8,228

Cash flows from financing activities:
Early extinguishments of convertible subordinated notes	(990)	—
Principal payments on mortgage payable	—	—
Proceeds from issuance of common stock	1,852	4,091

Net cash provided by financing activities	862	4,091

Effects of exchange rate changes on cash	(580)	2

Net increase (decrease) in cash and cash equivalents	(2,981)	19,032
Cash and cash equivalents, beginning of period	80,566	149,925

Cash and cash equivalents, end of period	$77,585	$168,957

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Significant Accounting Policies

     RadiSys Corporation (the “Company”) has adhered to the accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2004 in preparing the accompanying interim Consolidated Financial Statements. The preparation of these statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

     The financial information included herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for interim periods.

     For the three month period ended March 31, 2005, there have been no changes to these accounting policies.

Reclassifications

     Certain reclassifications have been made to amounts in prior years to conform to current year presentation. These changes had no effect on previously reported results of operations or shareholders’ equity.

Inventory Reserves

     The Company records the provision for inventory reserves for estimated obsolete or unmarketable inventories as the difference between the cost of inventories and the estimated net realizable value based upon assumptions about future demand and market conditions. Factors influencing the provision include: changes in demand, rapid technological changes, product life cycle and development plans, component cost trends, product pricing, and physical deterioration. If actual market conditions are less favorable than those projected by management additional provisions for inventory reserves may be required. The Company’s estimate for the provision is based on the assumption that the Company’s customers comply with their current contractual obligations. The Company provides long-life support to its customers and therefore the Company has material levels of customer specific inventory. If the Company’s customers experience a financial hardship or if the Company experiences unplanned cancellations of customer contracts, the current provision for the inventory reserves may be inadequate. Additionally, the Company may incur additional expenses associated with any non-cancelable purchase obligations to our suppliers if they provide customer-specific components.

Adverse Purchase Commitments

     The Company is contractually obligated to reimburse its contract manufacturers for the cost of excess inventory used in the manufacture of the Company’s products, for which there is no alternative use. As the Company continues to execute its strategy of increasing the level of outsourced manufacturing the liability for adverse purchase commitments will become more significant. The basis for estimated adverse purchase commitments are reports received on a quarterly basis from the Company’s contract manufacturers. Increases to this liability are charged to cost of goods sold. When and if the Company takes possession of inventory reserved for in this liability, the liability is transferred from other liabilities to our excess and obsolete inventory reserve. This liability, referred to as adverse purchase commitments, is provided for in other accrued liabilities. Adverse purchase commitments amounted to $461 thousand and $485 thousand at March 31, 2005 and December 31, 2004, respectively.

Accrued Restructuring and Other Charges

     In July 2002, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that liabilities for costs associated with exit or disposal activities be recognized and measured initially at fair value in the period in which the liabilities are incurred. For the three months ended March 31, 2005 and 2004 the Company recorded non-severance related restructuring and other charges in accordance with the provisions of SFAS No. 146. Because the Company has a history of paying severance benefits, the cost of severance benefits associated with a restructuring charge is recorded when such costs are probable and the amount can be reasonably estimated.

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

     As permitted under Oregon law, the Company has agreements whereby it indemnifies its officers, directors and certain finance employees for certain events or occurrences while the officer, director or employee is or was serving in such capacity at the request of the Company. The term of the indemnification period is for the officer’s, director’s or employee’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2005.

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

     The Company provides for the estimated cost of product warranties at the time it recognizes revenue. Products are generally sold with warranty coverage for a period of 24 months after shipment. Parts and labor are covered under the terms of the warranty agreement. The workmanship of our products produced by contract manufacturers is covered under warranties provided by the contract manufacturer for a specific period of time ranging from 12 to 15 months. The warranty provision is based on historical experience by product family. The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its components suppliers; however, ongoing failure rates, material usage and service delivery costs incurred in correcting product failure, as well as specific product class failures out of the Company’s baseline experience affect the estimated warranty obligation. If actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.

     The following is a summary of the change in the Company’s warranty liability for the three months ended March 31, 2005 and 2004 (in thousands):

	For the Three Months
	Ended March 31,
	2005	2004
Warranty liability balance, beginning of the period	$1,719	$2,276
Product warranty accruals	996	1,149
Adjustments for payments made	(775)	(1,497)

Warranty liability balance, end of the period	$1,940	$1,928

     The warranty liability balance is included in other accrued liabilities in the accompanying Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004. The Company offers fixed price support or maintenance contracts to some customers. Revenues from fixed price support or maintenance contracts were not significant to the Company’s operations for the periods reported.

Stock-Based Compensation

     The Company accounts for its stock-based compensation plans using the intrinsic value method and provides pro forma disclosures of net income and net income per common share as if the fair value method had been applied in measuring compensation expense. Equity instruments are granted to employees, directors, and consultants in certain instances, as defined in the respective plan agreements.

     Had RadiSys accounted for these plans under the fair value method, the Company’s net income and pro forma net income per share would have been reported as follows (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2005	2004
Net income	$2,586	$2,848
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—	115
Deduct: Stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(633)	(1,516)

Pro forma net income	$1,953	$1,447

Net income per share:
Basic	$0.13	$0.15

Diluted(A)	$0.12	$0.13

Pro forma basic	$0.10	$0.08

Pro forma diluted(A)	$0.09	$0.07

(A)	Pursuant to the terms of our convertible senior notes and convertible subordinated notes, the notes may be converted to shares of RadiSys common stock under certain conditions. Prior to December 31, 2004, we did not include shares related to the notes in the calculation of diluted weighted average shares outstanding, as the conversion triggers were substantive and had not been met. In accordance with Emerging Issues Task Force Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF 04-8”), which was effective for periods ending after December 15, 2004, the dilutive effect of our convertible senior notes are now included in our diluted earnings per share calculation. As required by EITF 04-8 effective December 31, 2004, we retroactively restated our diluted earnings per share for the first three quarters of 2004. Diluted earnings per share and pro forma diluted earnings per share for the three months ended March 31, 2004, prior to the restatement for EITF 04-8, were $0.15 and $0.07, respectively. Shares related to our convertible subordinated notes have not been included in the calculation of diluted earnings per share for the three months ended March 31, 2004 as their effect is anti-dilutive.

     The Company incurred no stock based compensation expense under the intrinsic value method for the three month period ended March 31, 2005. During the three month period ended March 31, 2004, the Company incurred $177 thousand of stock-based compensation expense under the intrinsic value method ($115 thousand, net of related tax effect). The stock-based compensation expense was associated with shares issued pursuant to the Company’s 1996 Employee Stock Purchase Plan (“ESPP”). The Company incurred stock-based compensation expense because the original number of ESPP shares approved by the shareholders were insufficient to meet employee demand for an ESPP offering which was consummated in February 2003 and ended in August 2004. The Company subsequently received shareholder approval for additional ESPP shares in May 2003. The shares issued in the February 2003 ESPP offering in excess of the original number of ESPP shares approved at the beginning of the offering (the “shortfall”) triggers recognition of stock-based compensation expense under the intrinsic value method. The shortfall amounted to 138 thousand and 149 thousand shares in May 2004 and August 2004, respectively.

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

     The Company recognized stock-based compensation expense as follows (in thousands):

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2005	March 31, 2004
Cost of sales	$—	$47
Research and development	—	74
Selling, general and administrative	—	56

	$—	$177

Recent Accounting Pronouncements

     FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on income tax expense and deferred tax liabilities. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. RadiSys expects to make its repatriation determination by the end of fiscal 2005. Accordingly, as provided for in FSP 109-2, RadiSys has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The effective date for the Company is the beginning of the first fiscal quarter of 2006. RadiSys is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R on January 1, 2006 will have a material impact on RadiSys’ consolidated results of operations and earnings per share. RadiSys has not yet determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123. Effective November 12, 2004, RadiSys accelerated the vesting of all outstanding stock options with an option price greater than $15.99 in anticipation of implementation of Statement No. 123®. Such acceleration of vesting was done for the purpose of avoiding future expense associated with any unvested stock options granted prior to the effective date of Statement No. 123®. If we were to continue to use the fair value method currently used for reporting pro forma disclosures of net income (loss) and net income (loss) per common share, we estimate a reduction in stock-based compensation expense associated with the acceleration of approximately $3.7 million for the year ended December 31, 2006.

     The following recent accounting pronouncements either did not have a material impact on RadiSys’ results of operations and financial condition upon adoption or in the case of pronouncements not yet effective it is anticipated that adoption will not have a material impact on RadiSys’ results of operations and financial condition:

•	SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.”

•	FSP No. 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Medicare Act”)

•	FSP No. 46(R)-5, “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities”

•	FASB Interpretation No. 47 . “Accounting for Conditional Asset Retirement Obligations an interpretation of FASB Statement No. 143”

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by RadiSys in the first quarter of fiscal 2006. RadiSys is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition and does not expect the adoption to have a material impact.

Note 2 — Investments

     Short-term and long-term investments consisted of the following (in thousands):

	March 31,	December 31,
	2005	2004
Short-term held-to-maturity investments, including unamortized premium of $23 and $103, respectively	$7,474	$17,303

Short-term available-for-sale investments	$78,600	$61,000

Long-term held-to-maturity investments*	$39,750	$39,750

*	Long term investments were purchased at par value and therefore there is no discount or premium associated with these investments.

     The Company invests excess cash in debt instruments of the U.S. Government and its agencies, those of high-quality corporate issuers and municipalities. The company’s investments in the debt instruments of municipalities primarily consist of investments in auction rate securities. Auction rate securities have been classified as available-for-sale short-term investments. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income. For the three months ended March 31, 2005 and 2004 the Company did not recognize any gains or losses on the sales of available-for-sale investments. The Company incurred no unrealized gains or losses on investments classified as available-for-sale as of March 31, 2005 or December 31, 2004. As of March 31, 2005, the Company’s long-term held-to-maturity investments had maturities ranging from 12 months to 17 months. The Company’s investment policy requires that the total investment portfolio, including cash and investments, not exceed a maximum weighted-average maturity of 18 months. In addition, the policy mandates that an individual investment must have a maturity of less than 36 months, with no more than 20% of the total portfolio exceeding 24 months. As of March 31, 2005, the Company was in compliance with its investment policy.

Note 3 — Accounts Receivable and Other Receivables

     Accounts receivable consists of trade accounts receivable. Accounts receivable balances consisted of the following (in thousands):

	March 31,	December 31,
	2005	2004
Accounts receivable, gross	$39,581	$43,790
Less: allowance for doubtful accounts	(874)	(888)

Accounts receivable, net	$38,707	$42,902

     The Company recorded no provisions for allowance for doubtful accounts during the three months ended March 31, 2005 and 2004.

     As of March 31, 2005 and December 31, 2004 the balance in other receivables was $1,487 thousand and $2,808 thousand, respectively. Other receivables consists of non-trade receivables. There is no revenue recorded associated with non-trade receivables. At March 31, 2005 and December 31, 2004 other receivables primarily consisted of receivables for the sale of inventory to the Company’s contract manufacturing partners. Sales to the Company’s contract manufacturing partners are based on terms and conditions similar to the terms offered to the Company’s regular customers.

Note 4 — Inventories

     Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2005	2004
Raw materials	$21,843	$24,044
Work-in-process	1,810	1,505
Finished goods	3,818	3,958

	27,471	29,507
Less: inventory reserves	(6,785)	(7,353)

Inventories, net	$20,686	$22,154

     During the three months ended March 31, 2005 and 2004, the Company recorded provision for excess and obsolete inventory of $643 thousand and $716 thousand, respectively.

     The following is a summary of the change in the Company’s excess and obsolete inventory reserve for the three months ended March 31, 2005 and 2004 (in thousands):

	For the Three Months Ended
	March 31,
	2005	2004
Inventory reserve balance, beginning of the quarter	$7,353	$9,491
Usage:
Inventory scrapped	(812)	(667)
Inventory utilized	(399)	(749)

Subtotal — usage	(1,211)	(1,416)
Reserve provision	643	716

Remaining reserve balance, end of the quarter	$6,785	$8,791

Note 5 — Goodwill

     The Company tests goodwill for impairment at least annually. Additionally, the Company assesses goodwill for impairment if any adverse conditions exist that would indicate an impairment. Conditions that would trigger an impairment assessment, include, but are not limited to, a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator. The Company is considered one reporting unit. As a result, to determine whether or not goodwill may be impaired, the Company compares its book value to its market capitalization. If the trading price or the average trading price of the Company’s common stock is below the book value per share for a sustained period, a goodwill impairment test will be performed by comparing book value to estimated market value. The Company’s book value per share was $9.87 at March 31, 2005 which was lower then the trading value of the Company’s common stock during the three month period ended March 31, 2005. Additionally, the Company performs other tests, such as the multiple of revenues and present value of future cash flows to further validate the fair market value of its goodwill. The Company completed its most recent annual goodwill impairment analysis as of September 30, 2004 and concluded that as of September 30, 2004, there was no goodwill impairment.

Note 6 — Intangible Assets

     The following tables summarize details of the Company’s total purchased intangible assets (in thousands):

		Accumulated
	Gross	Amortization	Net
March 31, 2005
Existing technology	$2,415	$(1,534)	$881
Technology licenses	6,790	(5,470)	1,320
Patents	6,647	(5,632)	1,015
Trade names	736	(254)	482
Other	237	(237)	—

Total	$16,825	$(13,127)	$3,698

		Accumulated
	Gross	Amortization	Net
December 31, 2004
Existing technology	$2,415	$(1,457)	$958
Technology licenses	6,790	(5,093)	1,697
Patents	6,647	(5,590)	1,057
Trade names	736	(237)	499
Other	237	(237)	—

Total	$16,825	$(12,614)	$4,211

     The Company’s purchased intangible assets have lives ranging from 4 to 11 years. The Company performs reviews for impairment of all its purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of March 31, 2005, management concluded there was no indication of events or changes in circumstances indicating that the carrying amount of purchased intangible assets may not be recoverable. The estimated future amortization expense of purchased intangible assets as of March 31, 2005 is as follows (in thousands):

Estimated
Intangible
Amortization
For the years ending December 31,	Amount
2005(remaining nine months)	$1,539
2006	726
2007	526
2008	250
2009	210
Thereafter	447

Total	$3,698

Note 7 — Accrued Restructuring and Other Charges

     Accrued restructuring and other charges consisted of the following (in thousands):

	March 31,	December 31,
	2005	2004
Fourth quarter 2004 restructuring charge	$303	$1,282
Third quarter 2004 restructuring charge	25	86
Fourth quarter 2001 restructuring charge	168	201

Total	$496	$1,569

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

Fourth Quarter 2004 Restructuring

     During the fourth quarter of 2004, the Company eliminated 58 positions. These reductions resulted from on increase in outsourced manufacturing as well as to continue our shift of skills required to develop, market, sell, and support more advanced embedded platforms and solutions. As of March 31, 2005 restructuring charges include severance and other employee-related separation costs as well as certain associated legal fees.

     The following table summarizes the changes to the fourth quarter 2004 restructuring costs (in thousands):

	Employee
	Termination and	Other
	Related Costs	Charges	Total
Restructuring and other costs	$1,630	$20	$1,650
Expenditures	(358)	(10)	(368)

Balance accrued as of December 31, 2004	1,272	10	1,282

Additions	16	13	29
Expenditures	(952)	(23)	(975)
Reversals	(33)	—	(33)

Balance accrued as of March 31, 2005	$303	$—	$303

     The restructuring accrual was increased by $29 thousand during the three months ended March 31, 2005 due to higher then anticipated severance and legal expenses incurred during the quarter. The $25 thousand reversal recorded in the first quarter of 2005 was due to the retention of an employee who filled a new position within the Company. The remaining accrual balance primarily includes severance costs associated with employees with termination dates in the second and third quarters of 2005.

Third Quarter 2004 Restructuring

     In August 2004, the Company initiated plans to eliminate approximately 14 engineering and marketing positions in its Birmingham, UK office during the fourth quarter of 2004. The Company has integrating the work done by these employees into other RadiSys locations. In conjunction with this elimination of positions, some R&D spending has be re-directed to align with the Company’s strategy to deliver more integrated standards-based solutions. As of March 31, 2005 restructuring charges include severance and other employee-related separation costs for 11 employees as well as certain associated legal fees. Restructuring charges also include a $30 thousand loss on the disposal of certain property and equipment.

     The following table summarizes the changes to the third quarter 2004 restructuring costs (in thousands):

	Employee
	Termination and	Other
	Related Costs	Charges	Total
Restructuring and other costs	$410	$18	$428
Additions	24	30	54
Expenditures	(254)	(48)	(302)
Reversals	(94)	—	(94)

Balance accrued as of December 31, 2004	86	—	86

Additions	—	72	72
Expenditures	—	(17)	(17)
write-offs	—	(30)	(30)
Reversals	(86)	—	(86)

Balance accrued as of March 31, 2005	$—	$25	$25

     During the three months ended March 31, 2005, $86 thousand in severance and related costs was reversed as one of the effected employees was retained to fill a new position within the Company. Additions to the restructuring accrual were primarily due to relocation costs and the write-offs that resulted from losses incurred on the disposal of property and equipment. During the first quarter of 2005 the Redditch, U.K. office was vacated and property and equipment that was not transferred to other locations was either disposed or sold. The disposal or sale of this property and equipment resulted in a net loss of $30 thousand. The remaining accrual balance includes relocation expenses expected by be paid during the second quarter of 2005.

Fourth Quarter 2001 Restructuring

     The following table summarizes the changes to the fourth quarter 2001 restructuring costs (in thousands):

	Employee
	Termination and		Property and	Other
	Related Costs	Facilities	Equipment	Charges	Total
Restructuring costs	$914	$2,417	$463	$132	$3,926
Expenditures	(452)	—	—	—	(452)
Write-offs	—	—	(463)	—	(463)

Balance accrued as of December 31, 2001	462	2,417	—	132	3,011
Expenditures	(395)	(931)	—	(27)	(1,353)
Reversals	(67)	—	—	—	(67)

Balance accrued as of December 31, 2002	—	1,486	—	105	1,591
Expenditures	—	(576)	—	(14)	(590)
Reversals	—	(1)	—	(1)	(2)

Balance accrued as of December 31, 2003	—	909	—	90	999
Expenditures	—	(428)	—	(90)	(518)
Expenditures — lease buy-out	—	(53)	—	—	(53)
Recoveries	—	141	—	—	141
Reversals	—	(368)	—	—	(368)

Balance accrued as of December 31, 2004	—	201	—		201

Expenditures	—	(33)	—	—	(33)

Balance accrued as of March 31, 2005	$—	$168	$—	$	$168

     The accrual amount remaining as of March 31, 2005 represents mainly lease obligations relating to the facilities in Boca Raton, Florida expected to be paid monthly for the next 10 months.

Note 8 — Short-Term Borrowings

     During the quarter ended March 31, 2005, the Company renewed its line of credit facility, which expires on March 31, 2006, for $20.0 million at an interest rate based upon the lower of the London Inter-Bank Offered Rate (“LIBOR”) plus 1.0% or the bank’s prime rate. The line of credit is collateralized by the Company’s non-equity investments and is reduced by any standby letters of credit. At March 31, 2005, the Company had a standby letter of credit outstanding related to one of its medical insurance carriers for $105 thousand. The market value of non-equity investments must exceed 125.0% of the borrowed facility amount, and the investments must meet specified investment grade ratings.

     As of March 31, 2005 and December 31, 2004, there were no outstanding balances on the standby letter of credit or line of credit and the Company was in compliance with all debt covenants.

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

     As of March 31, 2005 and December 31, 2004 the Company had outstanding convertible senior notes with a face value of $100 million. As of March 31, 2005 and December 31, 2004 the book value of the convertible senior notes was $97.2 million and $97.1 million, respectively, net of unamortized discount of $2.8 million and $2.9 million, respectively. Amortization of the discount on the convertible senior notes was $33 thousand and $32 thousand for the three months ended March 31, 2005 and 2004, respectively. The estimated fair value of the convertible senior notes was $92.0 million and $106.8 million at March 31, 2005 and December 31, 2004, respectively.

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

     In the three months ended March 31, 2005, the Company repurchased $1.0 million principal amount of the convertible subordinated notes, with an associated discount of $12 thousand. The Company repurchased the notes in the open market for $990 thousand and, as a result, recorded a loss of $3 thousand.

     For the year ended December 31, 2004, the Company repurchased $58.8 million principal amount of the convertible subordinated notes, with an associated discount of $897 thousand. The Company repurchased the notes in the open market for $58.2 million and, as a result, recorded a loss of $387 thousand.

     On April 26, 2005 the Board of Directors approved the repurchase of the remaining $9.0 million principal amount of the convertible subordinated notes. The Company will consider the purchase of the notes on the open market or through privately negotiated transactions from time to time subject to market conditions.

     As of March 31, 2005 and December 31, 2004 the Company had outstanding convertible subordinated notes with a face value of $9.0 million and $10.0 million, respectively. As of March 31, 2005 and December 31, 2004 the book value of the convertible subordinated notes was $8.9 million and $9.9 million, respectively, net of amortized discount of $103 thousand and $126 thousand, respectively. Amortization of the discount on the convertible subordinated notes was $11 thousand and $72 thousand for the three months ended March 31, 2005 and 2004, respectively. The estimated fair value of the convertible subordinated notes was $8.7 million and $10.0 million at March 31, 2005 and December 31, 2004, respectively.

     The aggregate maturities of long-term liabilities for each of the years in the five year period ending December 31, 2009 and thereafter are as follows (in thousands):

	Convertible	Convertible
	Senior	Subordinated
For the Years Ending December 31,	Notes	Notes
2005 (remaining nine months)	$—	$—
2006	—	—
2007	—	8,993
2008(1)	100,000	—
2009	—	—
Thereafter	—	—

	100,000	8,993
Less: unamortized discount	(2,820)	(103)
Less: current portion	—	—

Long-term liabilities	$97,180	$8,890

(1)	On or after November 15, 2008, the Company may redeem the Convertible Senior Notes at any time. On November 15, 2008, November 15, 2013, and November 15, 2018, holders of the convertible senior notes will have the right to require the Company to purchase, in cash, all or any part of the notes held by such holder at a purchase price equal to 100% of the principal amount of the notes being purchased, together with accrued and unpaid interest and additional interest, if any, up to but excluding the purchase date.

Note 10 —Basic and Diluted Income Per Share

     A reconciliation of the numerator and the denominator used to calculate basic and diluted income per share is as follows (in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	2005	2004
Numerator — Basic
Net income, basic	$2,586	$2,848

Numerator — Diluted
Net income, basic	2,586	2,848
Interest on convertible notes, net of tax benefit(1)	242	247

Net income, diluted	$2,828	$3,095

Denominator — Basic
Weighted average shares used to calculate income per share , basic	19,782	18,491

Denominator — Diluted
Weighted average shares used to calculate income per share , basic	19,782	18,491
Effect of convertible notes(1)	4,243	4,243
Effect of dilutive stock options(2)	441	956

Weighted average shares used to calculate income per share , diluted	24,466	23,690

Net income per share:
Basic	$0.13	$0.15

Diluted(1)	$0.12	$0.13

(1)	Interest on convertible subordinated notes and related as-if converted shares were excluded from the calculation as the effect would be anti-dilutive. As of March 31, 2005 and 2004, the total number of as-if converted shares excluded from the calculation associated with the convertible subordinated notes was 144 thousand and 1.0 million.

Prior to December 31, 2004, we did not include shares related to our convertible senior notes in the calculation of diluted weighted average shares outstanding, as the conversion triggers were substantive and had not been met. In accordance with Emerging Issues Task Force Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF 04-8”), which was effective for periods ending after December 15, 2004, the dilutive effect of our notes are now included in our diluted earnings per share calculation. As required by EITF 04-8 effective December 31, 2004, we retroactively restated our diluted earnings per share for the first three quarters of 2004. Diluted earnings per share for the three months ended March 31, 2004, prior to the restatement for EITF 04-8, was $0.15.

(2)	For the three months ended March 31, 2005 and 2004, options amounting to 2.3 million and 713 thousand were excluded from the calculation as the exercise prices were higher than the average market price of the common shares; therefore, the effect would be anti-dilutive.

Note 11 —Income Taxes

     The Company’s effective tax rate for the three months ended March 31, 2005 and 2004 differs from the statutory rate primarily due to tax benefits related to certain foreign sales, the amortization of goodwill for tax purposes, and tax benefits associated with research and development credits.

     On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the “Act”). One of the key provisions of the Act includes a repeal of the extraterritorial income exclusion with certain transitional rules. In its place, the Act provides a relief provision for domestic manufacturers by providing a new domestic manufacturing deduction. The Act also includes a temporary incentive for U.S. multinationals to repatriate foreign earnings and other international tax reforms designed to improve the global competitiveness of U.S. multinationals. The Company is currently evaluating the impact of the Act on its effective tax rate, cash flows and financial statements and expects to complete the evaluation by the end of 2005.

Note 12 —Segment Information

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

     The Company is one operating segment according to the provisions of SFAS No. 131.

     Revenues on a product and services basis are as follows (in thousands):

	For the Three Months Ended March 31,
	2005	2004
Hardware	$55,571	$58,247
Software royalties and licenses	1,125	1,457
Software maintenance	395	341
Engineering and other services	426	1,067
Other	—	3

Total revenues	$57,517	$61,115

     Generally, the Company’s customers are not the end-users of its products. The Company ultimately derives its revenues from three end markets as follows (in thousands):

	For the Three Months Ended March 31,
	2005	2004
Service Provider Systems	$26,745	$27,360
Commercial Systems	18,316	18,931
Enterprise Systems	12,456	14,824

	$57,517	$61,115

     Information about the Company’s geographic revenues and long-lived assets by geographical area is as follows (in thousands):

Geographic Revenues

	For the Three Months Ended
	March 31,
	2005	2004
United States.	$21,125	$22,854
Other North America	3,335	4,238

North America	24,460	27,092
Europe, the Middle East and Africa (“EMEA”)
EMEA	27,849	30,673
Asia Pacific	5,208	3,350

Total	$57,517	$61,115

Long-lived assets by Geographic Area

	March 31,	December 31,
	2005	2004
Property and equipment, net
United States	$11,980	$12,031
EMEA	170	351
Asia Pacific	2,031	1,620

	$14,181	$14,002

Goodwill
United States	$27,521	$27,521
Asia Pacific	—	—

	$27,521	$27,521

Intangible assets, net
United States	$3,698	$4,211
EMEA	—	—
Asia Pacific	—	—

	$3,698	$4,211

     Two customers accounted for more than 10% of total revenues in the three months ended March 31, 2005 and 2004. These customers accounted for the following percentages of total revenue:

	For the Three
	Months Ended
	March 31,
	2005	2004
Nokia	28.3%	26.7%
Nortel	13.8%	18.6%

     As of March 31, 2005 and December 31, 2004 the following customers accounted for more than 10% of accounts receivable. These customers accounted for the following percentages of accounts receivable:

	March 31,	December 31,
	2005	2004
Nokia	28.5%	32.3%
Nortel	14.3%	*
Diebold	*	12.9%

*	Accounted for less than 10% of accounts receivable.

Note 13 —Legal Proceedings

     In the normal course of business, the Company periodically becomes involved in litigation. As of March 31, 2005, management believes that the Company has no pending litigation that would have a material effect on the Company’s financial position, results of operations or cash flows.

Note 14 —Subsequent Events

     The Company currently expects to incur restructuring charges over the next four quarters totaling $1 million to $1.5 million. The restructuring charges will consist of severance and related expenses for about 100 employees primarily within the Company’s manufacturing operations. These employee positions will be eliminated over the next four quarters in conjunction with continued outsourcing of production to the Company’s primary manufacturing partners.

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

Our Strategy

     Our strategy is to provide customers with advanced embedded solutions in our target markets. We believe this strategy enables our customers to focus their limited resources and development efforts on their key areas of competency allowing them to provide higher value systems with a time-to-market advantage and a lower total cost of ownership. Historically, system makers had been largely vertically integrated, developing most, if not all, of the functional building blocks of their systems. System makers are now more focused on their core expertise and are looking for partners like RadiSys to provide them with merchant-supplied building blocks for a growing number of processing and networking functions.

Our Markets

     We provide advanced embedded solutions to three distinct markets:

•	Service Provider Systems — The service provider systems market includes voice, video and data systems deployed into public networks. The service provider systems market consists of a variety of telecommunications focused applications, including 2, 2.5 and 3G wireless infrastructure products, wireline infrastructure products, packet-based switches and unified messaging products.

•	Commercial Systems — The commercial systems market includes the following sub-markets: medical, transaction terminals, industrial automation equipment and test and measurement equipment. Examples of products into which our commercial systems embedded solutions are incorporated include ultrasound equipment, immunodiagnostics and hematology systems, CAT Scan (“CT”) imaging equipment, ATM’s, point of sale terminals, semiconductor manufacturing equipment, electronics assembly equipment and high-end test equipment.

•	Enterprise Systems — The enterprise systems market includes embedded compute, processing and networking systems used in private enterprise IT infrastructure. The enterprise systems market consists of a variety of applications, including voice messaging, storage, data centers, Private Branch Exchange (“PBX”) systems, network access and security and switching applications.

Our Market Drivers

     We believe there are a number of fundamental drivers for growth in the embedded solutions market, including:

•	Increasing focus by OEMs to utilize outsourced modular building blocks to develop new systems. We believe OEMs are combining their internal development efforts with merchant-supplied platforms from partners like RadiSys to deliver more systems to market, faster at lower total cost of ownership.

•	Increasing levels of programmable, intelligent and networked functionality embedded in a variety of systems, including systems for monitoring and control, real-time information processing and high-bandwidth network connectivity.

•	Increasing demand for standards-based solutions, such as Advanced Telecommunications Architecture (“ATCA”), and Computer-on-Modules (“COM”) Express that motivates system makers to take advantage of proven and validated standards-based products.

•	Increasing demand for new technologies that utilize network processors, such as security and high-volume networking applications.

     In the following discussion of our financial condition and results of operations, we intend to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements for the three months ended March 31, 2005 compared to same period in 2004 and for the period ended March 31, 2005 compared to December 31, 2004, and the primary factors that accounted for those changes. This discussion should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this filing, and in our annual report on Form 10-K for the year ended December 31, 2004.

     Certain statements made in this section of the report may be deemed to be forward-looking statements. Please see the information contained in the section entitled “FORWARD-LOOKING STATEMENTS.”

Overview

     Total revenue was $57.5 million and $61.1 million for the three months ended March 31, 2005 and 2004, respectively. As of March 31, 2005 and December 31, 2004, backlog was approximately $24.0 million and $22.6 million, respectively. We include all purchase orders scheduled for delivery within 12 months in backlog. Backlog of $24.0 million at March 31, 2005 includes approximately $1.7 million associated with a shipment that was scheduled for the last day of the quarter but was delayed in shipping until after midnight local time. The delayed shipment was not specific to RadiSys and we have implemented processes with our contract manufacturing partner to reduce or avoid such delays in the future. The general trend within our addressable markets is for shorter lead times and supplier managed inventory, which will generally decrease backlog as a percentage of revenue. The decline in revenues for the three months ended March 31, 2005 compared to the same period in 2004 was largely due to a $3.1 million end of life component inventory sale to one of our major customers during the first quarter of 2004. We believe that our customers’ end markets that we serve will strengthen in 2005 with our commitment to providing leading embedded solutions. We believe that our customers’ end markets will experience mid to high single digit growth rates in 2005 and that we will grow faster than our customers’ end markets in 2005. We currently anticipate growth due to new product introductions and we expect to design and supply more of our customers’ solutions.

     In 2004 we shifted more of our investments from predominantly one-off custom-designed products to standards-based, re-usable platforms and solutions. We believe standards-based platforms provide our customers a number of fundamental benefits. First, by using ready-made platform solutions rather than ground-start custom-designs, our customers can achieve significantly shorter intervals and faster time-to-market. Second, we believe our customers can achieve a lower total cost by using solutions that are leveraged across multiple applications rather than a single-use proprietary solution. By offering ready-made platforms, we believe we have the opportunity to address a wider range of new market opportunities with the potential for faster time to revenue than with ground-start, custom-designs. We believe this ability to reuse designs makes our business and investment model more scalable. Finally, we believe a more standard product focused model will allow us to provide more integrated and higher value solutions to our customers than we have typically delivered under a custom-design model.

     In 2004 we announced our Promentum™ family of ATCA products and in March 2005 we began shipping evaluation models of our Promentum™ SYS-6000. The Promentum™ family of products includes universal carrier cards, switch and control modules, disk storage modules, compute modules, and a 14-slot shelf or chassis. The Promentum™ SYS-6000 integrates these individual products into a blade server platform system. We believe the Promentum™ SYS-6000 system will provide customers a highly reliable managed platform on which to build their new voice and data offerings. We have significant experience in the design, delivery and deployment of carrier-grade, modular platforms. We believe the ATCA standard increases our opportunity to implement reusable platforms, enabling the deployment of more flexible solutions based on cost-effective commercial technologies. We believe our core ATCA solutions will be applicable across a wide range of customers and applications and are potentially applicable in all three of our defined markets. These integrated hardware and software platforms make extensive use of common architectural and component designs, with carrier grade operating systems and middleware, reducing development time and costs and enhancing application portability.

     In addition to our new ATCA offerings, we announced our new Procelerant™ series of modular computing solutions, which we anticipate will be released in mid 2005, for customers in our commercial systems markets for medical, transaction terminals and test and measurement applications. These new modular products are currently in development and we believe these products will represent a family of high density, flexible solutions that will enable commercial systems customers to achieve more rapid time to market with cost effective designs.

     Net income was $2.6 million and $2.8 million for the three months ended March 31, 2005 and 2004, respectively. Income per share was $0.13 and $0.12 basic and diluted, respectively, for the three months ended March 31, 2005 compared to income per share of $0.15 and $0.13, basic and diluted, respectively, for the three months ended March 31, 2004. Research and development expenses have increased since the first quarter of 2004 as, in recent quarters, we shifted more investments from predominately one-off custom designed solutions to standards-based, re-usable platforms and solutions. We have also continued to invest in infrastructure in emerging markets such as China.

     Due to our increased spending on research and development our profitability has decreased slightly in the first quarter of 2005 compared to the same period in 2004. Our profitability has not declined to the same magnitude that our research and development has increased due to a lower outstanding debt balance and corresponding interest expense in the first three months of 2005. Also, the first quarter of 2004 included $614 thousand of expense associated with a potential acquisition that was ultimately abandoned. Revenues in the first quarter of 2005 were down compared to the first quarter of 2004 but this did not have a significant impact on our profitability as revenues for the first quarter of 2004 included a $3.1 million end of life component inventory sale to one of our major customers at zero gross profit. We continue to ramp up the hiring of engineers at our Shanghai development center. A significant portion of our products are currently assembled by our China-based manufacturing partner and we expect to increase this outsourcing activity during the remainder of 2005.

     Our shift over the past year from predominantly one-off custom designed products to standards-based products as well as our increase in outsourced manufacturing has resulted in restructurings. The restructurings are necessary to balance our production capacity with our level of outsourced manufacturing and to realign our skills in order to develop, market, sell, and support more advanced embedded platforms and solutions. The Company currently expects to incur restructuring charges over the next four quarters totaling $1 million to $1.5 million. The restructuring charges will consist of severance and related expenses for about 100 employees primarily within the Company’s manufacturing operations. These employee positions will be eliminated over the next four quarters in conjunction with continued outsourcing of production to the Company’s primary manufacturing partners.

     In November 2003, we completed a private offering of 1.375% convertible senior notes due November 15, 2023 to qualified institutional buyers, resulting in net proceeds of $97 million. We plan to use the proceeds of the offering for general corporate purposes including working capital, potential acquisitions, partnership opportunities, repayment of existing debt obligations, and the purchase of outstanding common stock. During 2004, we repurchased $58.8 million principal amount of the 5.5% convertible subordinated notes in the open market for $58.2 million. During the first quarter of 2005, we repurchased an additional $1 million principal amount of the convertible subordinated notes in the open market for $990 thousand. On April 26, 2005 the Board of Directors approved the repurchase of the remaining $9.0 million principal amount of the convertible subordinated notes. When and if we repurchase the remaining convertible subordinated notes, we anticipate incurring a loss on the repurchase of the notes.

     In addition, on April 26, 2005 the Board of Directors also authorized the repurchase of up to $5 million of our outstanding shares of common stock. The Company currently intends to purchase the notes and stock on the open market or through privately negotiated transactions from time to time subject to market conditions.

     During the first quarter of 2004, we incurred $177 thousand of stock-based compensation expense associated with shares to be issued pursuant to the Company’s 1996 Employee Stock Purchase Plan (“ESPP”). We incurred stock-based compensation expense because the original number of ESPP shares approved by the shareholders was insufficient to meet employee demand for an ESPP offering which was consummated in February of 2003 and ended in August of 2004. The Company subsequently received shareholder approval for additional ESPP shares in May 2003. We incurred no stock based compensation in the first quarter of 2005 and do not anticipate incurring any such costs during the remaining nine months of 2005.

     Cash and cash equivalents and investments amounted to $203.4 million and $198.6 million at March 31, 2005 and December 31, 2004, respectively. The increase in cash and cash equivalents and investments during the three months ended March 31, 2005, was primarily due to cash provided from operating activities. We generated net cash from operations in excess of net income in the three months ended March 31, 2005. Management believes that cash flows from operations, available cash and investment balances, and short-term borrowings will be sufficient to fund our operating liquidity needs for the short-term and long-term.

Critical Accounting Policies and Estimates

     The Company reaffirms its critical accounting policies and use of estimates as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. As a result of our continued execution on our strategy of increasing the level of outsourced manufacturing the Company now considers our policies and estimates associated with our adverse purchase commitments reserve to be critical.

Adverse Purchase Commitments

     We are contractually obligated to reimburse our contract manufacturers for the cost of excess inventory used in the manufacture of our products, for which there is no alternative use. As we continue to execute on our strategy of increasing the level of outsourced manufacturing the liability for adverse purchase commitments will become more significant. The basis for estimated adverse purchase commitments are reports received on a quarterly basis from our contract manufacturers. Increases to this liability are charged to cost of goods sold. When and if the Company takes possession of inventory reserved for in this liability, the liability is transferred from other liabilities to our excess and obsolete inventory reserve. This liability, referred to as adverse purchase commitments, is provided for in other accrued liabilities. Adverse purchase commitments amounted to $461 thousand and $485 thousand at March 31, 2005 and December 31, 2004, respectively.

Results of Operations

     The following table sets forth certain operating data as a percentage of revenues for the three months ended March 31, 2005 and 2004.

	For the Three Months Ended
	March 31,
	2005	2004
Revenues	100.0%	100.0%
Cost of sales	67.8	69.2

Gross margin	32.2	30.8
Research and development	13.1	10.4
Selling, general and administrative	12.6	12.6
Intangible assets amortization	0.9	1.1
Restructuring and other charges (reversals)	—	(0.3)

Income from operations	5.6	7.0
Interest expense	(0.9)	(2.3)
Interest income	2.0	1.4
Other (expense) income, net	(0.6)	0.1

Income before income tax provision	6.1	6.2
Income tax provision	1.6	1.6

Net income	4.5%	4.6%

Comparison of Three Months Ended March 31, 2005 and 2004

     Revenues. Revenues decreased by $3.6 million or 5.9%, from $61.1 million in the three months ended March 31, 2004 to $57.5 million in the three months ended March 31, 2005. Included in the revenues in the first quarter of 2004, is a $3.1 million end of life component inventory sale to one of our major customers. The inventory sale was recorded as revenue but did not generate any gross profit as the inventory was sold at cost. As of March 31, 2005 and December 31, 2004, backlog was approximately $24.0 million and $22.6 million, respectively. Backlog of $24.0 million at March 31, 2005 includes $1.7 million associated with a shipment that was scheduled for the last day of the quarter but was delayed in shipping until after midnight local time. The delayed shipment was not specific to RadiSys and we have implemented processes with our contract manufacturing partner to reduce or avoid such delays in the future.

     The decrease in revenues for the three months ended March 31, 2005 compared to the same period in 2004, is due to a decrease in revenues in the enterprise systems, commercial systems and service provider systems markets of $2.4 million, $651 thousand and $579 thousand, respectively. The $3.1 million end of life component inventory sale to one of our major customers was included the service provider systems market revenues in the first quarter of 2004.

     Revenues in the enterprise systems market decreased in the three months ended March 31, 2005 compared to the same period in 2004, primarily due to decreased shipments of our telephony and converged network products, partially offset by increased sales in the security sub-market.

     Revenues in the commercial systems market decreased in the three months ended March 31, 2005 compared to the same period in 2004, primarily due to decreased revenues in the transaction terminal and industrial automation sub-markets, partially offset by an increase in the medical and test and measurement sub-markets.

     Revenues in the service provider market decreased in the three months ended March 31, 2005 compared to the same period in 2004, mainly due to the $3.1 million end of life component inventory sale included in revenue for the three months ended March 31, 2004. In addition the decrease is associated with moderate decreases in sales to the wireless and next generation networks sub-markets compared to the same period in 2004, partially offset by strong sales in the enhanced services sub-market. Although there was a decrease in sales of wireless and next generation networks for the quarter we anticipate growth in this area as our wireless customers build infrastructure to support 2.5G and 3.0G technologies. In addition the $1.7 million shipment which was delayed and therefore pushed into our second quarter was primarily made up of wireless products and therefore this delayed shipment will contribute to our growth in this market in the second quarter of 2005.

     Given the dynamics of these markets, we may experience general fluctuations as a percentage of revenue attributable to each market and, as a result, the quarter to quarter comparisons of our markets often are not indicative of overall economic trends affecting the long-term performance of our markets. We currently expect that each of the three markets will continue to represent a significant portion of total revenues.

     From a geographic perspective, for the three months ended March 31, 2005 compared to the same period in 2004 the overall decrease in revenues was concentrated in the Americas. We also experienced a decrease in revenues from EMEA but this was primarily due to the $3.1 million end of life component inventory sale. Revenues from the Asia Pacific region increased by $1.9 million compared to the same period in 2004. This increase to the Asia Pacific region is due to our expanded operations in this region and does not represent an increase in customers but instead is a result of sales to our multination customers shipped directly into the Asia Pacific region. We currently expect continued quarterly fluctuations in the percentage of revenue from each geographic region.

     Gross Margin. Gross margin as a percentage of revenues for the three months ended March 31, 2005 was 32.2% compared to 30.8% for the same period in 2004. For the three months ended March 31, 2004, cost of sales included $47 thousand stock-based compensation expense, which is discussed in “Stock-based Compensation Expense” below.

     The increase in gross margin as a percentage of revenues for the three months ended March 31, 2005 compared to the same period in 2004, is primarily due to the $3.1 million end of life component inventory sale to one of major customers at zero gross profit during the first quarter of 2004. Excluding this sale gross margins as a percentage of revenues were still slightly lower than the same period in the prior year. This decrease was driven by increased sales to our larger customers who generally receive lower prices as a result of volume discounts. In addition, we continue to incur redundant manufacturing costs as we move forward with outsourcing our internal manufacturing to our contract manufacturing partners.

     We anticipate that gross margins as a percentage of revenues will be approximately 31% to 31.5% in the second quarter of 2005 and will move closer to 32% in early 2006 as we eliminate redundant manufacturing costs associated with our outsourcing initiative. Our long-term gross margin target range continues to be 32% to 35% of revenues. However, we anticipate being at the lower end of this range for the foreseeable future as we transition to more standards-based products. Our long-term gross margin range is dependent upon successful execution of our outsourcing strategy and the successful execution of our strategy to develop and sell more standards-based products. Our long term margin range excludes any impact from stock-based compensation expense that would result from the implementation of a proposed accounting standard that requires the recognition of stock-based compensation expense associated with employee stock options, which is expected to be effective in 2006.

     Research and Development. Research and development expenses consist primarily of salary, bonuses, and benefits for product development staff, and cost of design and development supplies and equipment. Research and development expenses increased $1.2 million, or 18.7%, from $6.3 million for the three months ended March 31, 2004 to $7.5 million for the three months ended March 31, 2005. For the three months ended March 31, 2004, research and development expenses include $74 thousand of stock-based compensation expense, which is discussed in “Stock-based Compensation Expense” below.

     The increase in research and development expenses in the three months ended March 31, 2005 compared to the same period in 2004 is primarily due to increased spending associated with the development of standards-based products, such as ATCA. Expenses incurred in this effort include payroll-related expenses, fees to outside contractors and materials for prototypes and beta versions of our products. We have also continued to invest in our Shanghai development center which has increased research and development expenses through increased headcount and infrastructure costs compared to the same period in 2004. Our long-term target for research and development expenses continues to be 10-12% of revenues, excluding any impact from stock-based compensation expense that would result from the implementation of a proposed accounting standard that would require the recognition of stock-based compensation expense associated with employee stock options, which is expected to be effective in 2006.

     Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of salary, commissions, bonuses and benefits for sales, marketing, executive and administrative personnel, as well as the costs of professional services and costs of other general corporate activities. SG&A expenses decreased $424 thousand, or 5.5%, from $7.7 million for the three months ended March 31, 2004 to $7.3 million for the three months ended March 31, 2005. For the three months ended March 31, 2004, SG&A expenses included $56 thousand of stock-based compensation expense, which is discussed in “Stock-based Compensation Expense” below, and $614 thousand associated with a potential acquisition that was ultimately abandoned. Without these expenses we experienced an increase in SG&A primarily associated with increased audit fees associated with the Sarbanes-Oxley act as well as costs associated with establishing our presence in China including legal fees and other administrative costs. We anticipate SG&A to increase in the second quarter of 2005 as a result of annual merit increases for employees, investments in our standards based roadmaps and higher variable expenses associated with increased revenue. Our long-term goal for SG&A expenses is 10-12% of revenues, excluding any impact from stock-based compensation expense that would result from the implementation of a proposed accounting standard that would require the recognition of stock-based compensation expense associated with employee stock options, which is expected to be effective in 2006.

     Stock-based Compensation Expense. During the three months ended March 31, 2004, we incurred $177 thousand of stock-based compensation expense. The stock-based compensation expense was associated with shares issued pursuant to our 1996 Employee Stock Purchase Plan (“ESPP”). We incurred stock-based compensation expense because the original number of ESPP shares approved by the shareholders was insufficient to meet employee demand for an ESPP offering, which was consummated in February 2003 and ended in August 2004. We subsequently received shareholder approval for additional shares for additional ESPP shares in May 2003. The shares issued in the February 2003 ESPP offering in excess of the original number of ESPP shares approved at the beginning of the offering (the “shortfall”) triggered recognition of stock-based compensation expense under the intrinsic value method. The shortfall amounted to 138 thousand and 149 thousand shares in May 2004 and August 2004, respectively.

     We recognized stock-based compensation expense as follows (in thousands):

	For the Three Months Ended March 31,
	2005		2004
Cost of sales		$—	$47
Research and development		—	74
Selling, general and administrative		—	56

	$		$177

     We currently do not anticipate incurring stock-based compensation expense associated with our ESPP under the intrinsic value method during 2005.

     Intangible Assets Amortization. Intangible assets consist of purchased technology, patents and other identifiable intangible assets. Intangible assets amortization expense was $513 thousand and $682 thousand for the three months ended March 31, 2005 and 2004, respectively. Intangible assets amortization decreased due to certain intangible assets becoming fully amortized during the first and second quarters of 2004. Goodwill and all other intangible assets have been and will periodically be evaluated for impairment. We perform reviews for impairment of goodwill and all purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We completed our annual goodwill impairment analysis as of September 30, 2004 and concluded that as of September 30, 2004, there was no goodwill or intangible assets impairment. We are required under certain circumstances, to update our impairment analysis, which may result in losses on acquired goodwill and intangible assets.

     Restructuring and Other Charges (Reversals). We evaluate the adequacy of the accrued restructuring and other charges on a quarterly basis. As a result, we record certain reclassifications and reversals to the accrued restructuring and other charges based on the results of the evaluation. The total accrued restructuring and other charges for each restructuring event are not affected by reclassifications. Reversals are recorded in the period in which we determine that expected restructuring and other obligations are less than the amounts accrued. Tables summarizing the activity in the accrued liability for each restructuring event are contained in Note 7 of the Notes to the Unaudited Consolidated Financial Statements. During the first three months of 2005 and 2004, we recorded restructuring and other charges and reversals as described below.

     Additions. We recorded additions amounting to $101 thousand during the three months ended March 31, 2005 primarily due to relocation costs as well as fixed asset impairments associated with the third quarter 2004 restructuring.

     Reversals. We recorded reversals amounting to $111 thousand during three months ended March 31, 2005 primarily due to the retention of two employees who were retained to take new positions within the Company. Reversals of $180 thousand recorded during the three months ended March 31, 2004 were primarily related to certain non-cancelable leases for facilities vacated as a result of the restructuring events. We entered into subleasing arrangements for a portion of these facilities and as a result we reduced the restructuring and other accruals.

     Loss on the Repurchase of Convertible Notes. In the first quarter of 2005, we repurchased $1.0 million principal amount of the convertible subordinated notes, with an associated discount of $12 thousand. We repurchased the notes in the open market for $990 thousand and, as a result, recorded a loss of $3 thousand. The repurchase of the remaining $9.0 million principal amount of the convertible subordinated notes has been approved by the board of directors and when and if we repurchase the remaining convertible subordinated notes, we anticipate incurring a loss on the repurchase of the notes.

     Interest Expense. Interest expense primarily includes interest expense incurred on convertible senior and subordinated notes. Interest expense decreased $884 thousand, or 62.0%, from $1.4 million for the three months ended March 31, 2004 to $542 thousand for the three months ended March 31, 2005. The decrease in the interest expense for the three months ended March 31, 2005 compared to the same period in 2004 is due to the decrease in interest expense associated with the convertible subordinated notes as a result of the repurchase of $58.8 million principal amount of subordinated convertible notes during 2004.

     Interest Income. Interest income increased $315 thousand, or 36.8%, from $856 thousand for the three months ended March 31, 2004 to $1.2 million for the three months ended March 31, 2005. Interest income increased primarily because of increasing interest rates as well as shift in our investment portfolio towards higher yielding auction rate securities.

     Other Expense, net. Other expense, net, primarily includes foreign currency exchange gains and losses and unusual items. Other expense, net, was $349 thousand for the three months ended March 31, 2005 compared to other income, net, of $78 thousand for the three months ended March 31, 2004.

     Foreign currency exchange rate fluctuations resulted in a net loss of $299 thousand for the three months March 31, 2005 compared to a net gain of $103 thousand for the three months ended March 31, 2004. Due to certain events in late 2004, we changed the functional currency of our Irish subsidiaries from the Euro to the U.S. Dollar effective January 1, 2005, as required by U.S. generally accepted accounting principles. As a result, our Irish subsidiaries incurred no exchange rate gains or losses on transactions denominated in U.S. dollar for the three months ended March 31, 2005. The amount of the foreign currency net gains associated with transactions denominated in U.S. dollar on our Irish subsidiaries amounted to $83 thousand for the three months ended March 31, 2004. The remainder of the change in the foreign currency exchange rate fluctuations is primarily associated with the strengthening of the U.S. dollar relative to Euro and the Japanese Yen.

     Net of the change in net losses related to foreign currency exchange rate fluctuations, the change in Other expense, net, for the three months ended March 31, 2005 compared to the same period in 2004, is primarily attributable to a losses associated with the cash surrender value of the life insurance policies included in our executive deferred compensation plan.

     Income Tax Provision. We recorded a tax provision of $952 thousand and $955 thousand for the three months ended March 31, 2005 and 2004, respectively. The Company’s expected effective tax rate for the year ended 2005 is 26.9% compared to 20.0% for the year ended December 31, 2004. The increase in the effective tax rate between the first quarter of 2005 and the year ended December 31, 2004 is primarily due to a decrease in estimated foreign sales associated with income generated in certain foreign jurisdictions and a decrease in tax credits. The 2005 estimated effective tax rate is based on current tax law and the current expected income, and assumes that the Company continues to receive the tax benefits associated with certain income associated with foreign jurisdictions. The tax rate may be affected by potential acquisitions, restructuring events or divestitures, the jurisdictions in which profits are determined to be earned and taxed, and the ability to realize deferred tax assets.

     On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the “Act”). One of the key provisions of the Act includes a repeal of the extraterritorial income exclusion with certain transitional rules. In its place, the Act provides a relief provision for domestic manufacturers by providing a new domestic manufacturing deduction. The Act also includes a temporary incentive for U.S. multinationals to repatriate foreign earnings and other international tax reforms designed to improve the global competitiveness of U.S. multinationals. We are currently evaluating the impact of the Act on our effective tax rate, cash flows and financial statements. On October 4, 2004 the Working Families Tax Relief Act of 2004 was enacted which extended several expired business related tax breaks, including the research and development tax credit. Under the new law the research and development tax credit was retroactively reinstated to June 30, 2004 and is available through December 31, 2005. For the year ended December 31, 2004 we recorded a research and development tax credit in the amount of $407 thousand, a portion of which would not have been recorded had the Working Families Tax Relief Act of 2004 not been enacted. We expect to record a federal research and development credit of approximately $359 thousand for the year ended 2005.

     FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the Act (“FSP 109-2”), provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the Act on enterprises’ income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company is in the process of evaluating the impact of the repatriation provisions and expects to complete the evaluation by the end of 2005.

     Given the preliminary stage of our evaluation, it is not possible at this time to determine what impact the repatriation provisions will have on our consolidated tax accruals or our effective tax rate. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Act as of March 31, 2005.

     The IRS has completed its examination of our federal income tax returns for the years 1996 through 2002. The final audit report resulted in no negative consequences and was issued during the first quarter of 2004. The final results of the examination are subject to review and approval by the Joint Committee of Taxation. Although the Company has not received final approval from the Joint Committee of Taxation, the statute of limitations on assessment and collection of income taxes for all tax years 2002 and prior have expired on April 1, 2005.

     At March 31, 2005, we had net deferred tax assets of $27.3 million. Valuation allowances of $15.9 million as of March 31, 2005 have been provided for deferred income tax assets related primarily to net operating loss and tax credit carryforwards that may not be realized. As of March 31, 2005 we estimate utilization of the net deferred tax assets will require that we generate $73.7 million in taxable income prior to the expiration of net operating loss carryforwards which will occur between 2005 and 2023. Management expects to achieve significant levels of profitability, and therefore believes it is more likely than not that we will utilize a significant portion of the net deferred tax assets. We cannot provide absolute assurance that we will generate sufficient taxable income to fully utilize the net deferred tax assets, and accordingly, we may record an additional valuation allowance against the deferred tax assets if our expectations of future taxable income are not achieved. If we were to record a valuation allowance the allowance could include the entire balance of net deferred tax assets as any significant departures from expected future taxable income could suggest uncertainty in our business and therefore we may determine that there is no reasonable basis to calculate a partial valuation allowance. Any tax benefit subsequently recognized from the acquired net operating loss carryforwards of Microware would be allocated to goodwill.

Liquidity and Capital Resources

     The following table summarizes selected financial information as of and for each of the three months ended on the dates indicated:

	March 31,	December 31,	March 31,
	2005	2004	2004
	(Dollar amounts in thousands)
Working capital	$190,465	$186,634	$238,057
Cash and cash equivalents and investments	$203,409	$198,619	$234,445
Cash and cash equivalents	$77,585	$80,566	$168,957
Short-term investments	$86,074	$78,303	$41,629
Accounts receivable, net	$38,707	$42,902	$36,791
Inventories, net	$20,686	$22,154	$21,523
Long-term investments	$39,750	$39,750	$23,859
Accounts payable	$27,440	$31,585	$24,068
Convertible senior notes	$97,180	$97,148	$97,047
Convertible subordinated notes	$8,890	$9,867	$67,657
Days sales outstanding(A)	61	54	55
Days to pay(B)	64	59	52
Inventory turns(C)	7.5	6.9	7.9
Inventory turns — days(D)	48	48	46
Cash cycle time — days(E)	46	43	49

(A)	Based on ending net trade receivables divided by (quarterly revenue, annualized and divided by 365 days).

(B)	Based on ending accounts payable divided by (quarterly cost of sales, annualized and divided by 365 days).

(C)	Based on quarterly cost of sales, annualized divided by ending inventory.

(D)	Based on ending inventory divided by (quarterly cost of sales, annualized and divided by 365 days).

(E)	Days sales outstanding plus inventory turns — days, less days to pay.

     Cash and cash equivalents decreased by $3.0 million from $80.6 million at December 31, 2004 to $77.6 million at March 31, 2005. Activities impacting cash and cash equivalents are as follows:

Cash Flows

	For the Three Months
	Ended March 31,
	2005	2004
	(In thousands)
Cash provided by operating activities	$6,307	$6,711
Cash (used in) provided by investing activities	(9,570)	8,228
Cash provided by financing activities	862	4,091
Effects of exchange rate changes	(580)	2

Net (decrease) increase in cash and cash equivalents	$(2,981)	$19,032

     We have generated annual cash provided by operating activities in amounts greater than net income in the three months ended March 31, 2005 and 2004, driven mainly by improved management of our working capital. We currently believe that cash flows from operations, available cash balances, and short-term borrowings will be sufficient to fund our operating liquidity needs.

     During the three months ended March 31, 2005 we used net cash provided by operating activities for capital expenditures amounting to $1.7 million. Capital expenditures for the quarter included our continued investment in equipment to support the Company’s China based manufacturing partner as well as leasehold improvements, office equipment and software to support our continued growth and productivity.

     Net cash provided by operating activities was also used for severance payments amounting to approximately $1 million associated with our 2004 restructuring activities. As we continue to transition our production to our contract manufacturing partners we will continue to require cash in order make this transition. In April of 2005 we announced the elimination of approximately 100 employees primarily within the Company’s manufacturing operations. We currently expect to incur restructuring charges over the next four quarters totaling $1 million to $1.5 million.

     During the three months ended March 31, 2005 we also used $990 thousand to repurchase our 5.5% convertible subordinated notes. The Board of Directors has approved the repurchase of the remaining $9.0 million principal amount of the convertible subordinated notes and $5.0 million of our outstanding shares of common stock. We will consider the purchase of the notes and common stock on the open market or through privately negotiated transactions from time to time subject to market conditions. In addition to the potential repurchase of our outstanding common stock and convertible subordinated notes we intend to use our working capital to expand our product offerings through research and development and potential acquisitions.

     During the three months ended March 31, 2005 we received $1.8 million in proceeds from the issuance of common stock through the Company’s stock compensation plans.

     Changes in foreign currency rates impacted beginning cash balances during the three months ended March 31, 2005, by $580 thousand. Due to the Company’s international operations where transactions are recorded in functional currencies other than the U.S. Dollar, the effects of changes in foreign currency exchange rates on existing cash balances during any given periods results in amounts on the consolidated statements of cash flows that may not reflect the changes in the corresponding accounts on the consolidated balance sheets.

     During the first quarter of 2004, we used net cash provided by operating activities for capital expenditures amounting to $1.3 million. During the first quarter of 2004, capital expenditures primarily related to computer hardware, software, and test equipment to be used to design our standard products. Additionally, during the first quarter of 2004, we received $4.1 million in cash proceeds from the sale of our common stock associated with our stock compensation plans.

     As of March 31, 2005 and December 31, 2004 working capital was $190.5 million and $186.6 million, respectively, which is an increase of $3.8 million. Working capital increased primarily due to our net positive cash flow generated in the first quarter of 2004.

     Management believes that cash flows from operations, available cash balances, and short-term borrowings will be sufficient to fund our operating liquidity needs for the short-term and long-term future.

     Investments

     Short-term and long-term investments consisted of the following (in thousands):

	March 31,	December 31,
	2005	2004
Short-term held-to-maturity investments, including unamortized premium of $23 and $103, respectively	$7,474	$17,303

Short-term available-for-sale investments	$78,600	$61,000

Long-term held-to-maturity investments*	$39,750	$39,750

*	Long term investments were purchased at par value and therefore there is no discount or premium associated with these investments.

     We invest excess cash in debt instruments of the U.S. Government and its agencies, those of high-quality corporate issuers and municipalities. The Company’s investments in the debt instruments of municipalities primarily consist of investments in auction rate securities. Auction rate securities generally have maturity dates far into the future but due to a resetting interest rate feature associated with these instruments they are readily tradable and rarely have differences between there par value and fair market value. As we do not intend to hold these investments until maturity they are classified as available-for-sale and any unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income. As of March 31, 2005, the Company’s long-term held-to-maturity investments had maturities ranging from 12 months to 17 months. The Company’s investment policy requires that the total investment portfolio, including cash and investments, not exceed a maximum weighted-average maturity of 18 months. In addition, the policy mandates that an individual investment must have a maturity of less than 36 months, with no more than 20% of the total portfolio exceeding 24 months. As of March 31, 2005, the Company was in compliance with its investment policy.

Line of Credit

     During the first quarter of 2005, we renewed our line of credit facility, which expires on March 31, 2006, for $20.0 million at an interest rate based upon the lower of the London Inter-Bank Offered Rate (“LIBOR”) plus 1.0% or the bank’s prime rate. The line of credit is collateralized by our non-equity investments and is reduced by any standby letters of credit. At March 31, 2005, we had a standby letter of credit outstanding related to one of our medical insurance carriers for $105 thousand. The par value of non-equity investments must exceed 125.0% of the borrowed facility amount, and the investments must meet specified investment grade ratings.

     As of March 31, 2005 and December 31, 2004, there were no outstanding balances on the standby letter of credit or line of credit and we were in compliance with all debt covenants.

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

     As of March 31, 2005 and December 31, 2004 the Company had outstanding convertible senior notes with a face value of $100 million. As of March 31, 2005 and December 31, 2004 the book value of the convertible senior notes was $97.2 million and $97.1 million respectively, net of unamortized discount of $2.8 million and $2.9 million, respectively. The estimated fair value of the convertible senior notes was $92.0 million and $106.8 million at March 31, 2005 and December 31, 2004, respectively.

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

     In the three months ended March 31, 2005, the Company repurchased $1.0 million principal amount of the convertible subordinated notes, with an associated discount of $12 thousand. The Company repurchased the notes in the open market for $990 thousand and, as a result, recorded a loss of $3 thousand.

     In 2004, we repurchased $58.8 million principal amount of the convertible subordinated notes, with an associated discount of $897 thousand. We repurchased the notes in the open market for $58.2 million and, as a result, recorded a loss of $387 thousand.

     In 2003, we repurchased $10.3 million principal amount of the convertible subordinated notes, with an associated discount of $212 thousand. We repurchased the notes in the open market for $9.2 million and, as a result, recorded a gain of $825 thousand. In 2002, we repurchased $21.0 million principal amount of the convertible subordinated notes, with an associated discount of $587 thousand for $17.5 million in cash as part of negotiated transactions with third parties. The early extinguishments of the notes resulted in a gain of $3.0 million.In 2000, we purchased $20.0 million principal amount of the convertible subordinated notes, with an associated discount of $581 thousand for $14.3 million as part of a negotiated transaction with a third party. The early extinguishment of the notes resulted in a gain of $5.1 million.

     As of March 31, 2005 and December 31, 2004 we had outstanding convertible subordinated notes with a face value of $9.0 million and $10.0 million, respectively. As of March 31, 2005 and December 31, 2004 the book value of the convertible subordinated notes was $8.9 million and $9.9 million, respectively, net of amortized discount of $103 thousand and $126 thousand, respectively. The estimated fair value of the convertible subordinated notes was $8.7 million and $10.0 million at March 31, 2005 and December 31, 2004, respectively.

     On April 26, 2005 the Board of Directors approved the repurchase of the remaining $9.0 million principal amount of the convertible subordinated notes. . The Company will consider the purchase of the notes on the open market or through privately negotiated transactions from time to time subject to market conditions.

Stock Repurchase Program

     On April 26, 2005 the Board of Directors also authorized the repurchase of up to $5 million of our outstanding shares of common stock. . The Company will consider the purchase of common stock on the open market or through privately negotiated transactions from time to time subject to market conditions.

Contractual Obligations

     The following summarizes RadiSys’ contractual obligations at March 31, 2005 and the effect of such on its liquidity and cash flows in future periods (in thousands).

	2005*	2006	2007	2008	2009	Thereafter
Future minimum lease payments	$2,448	$2,206	$1,935	$1,946	$1,885	$3,452
Purchase obligations(a)	18,196	—	—	—	—	—
Interest on convertible notes	1,622	1,870	1,870	1,375	1,375	19,250
Convertible senior notes(b)	—	—	—	100,000	—	—
Convertible subordinated notes(b)	—	—	9,993	—	—	—

Total	$22,266	$4,076	$13,798	$103,321	$3,260	$22,702

*	Remaining nine months

(a)	Purchase obligations include agreements or purchase orders to purchase goods or services that are enforceable and legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(b)	The convertible senior notes and the convertible subordinated notes are shown at their face values, gross of unamortized discount amounting to $2.8 million and $103 thousand, respectively at March 31, 2005. On or after November 15, 2008, we may redeem the convertible senior notes at any time. On November 15, 2008, November 15, 2013, and November 15, 2018, holders of the convertible senior notes will have the right to require the Company to purchase, in cash, all or any part of the notes held by such holder at a purchase price equal to 100% of the principal amount of the notes being purchased, together with accrued and unpaid interest and additional interest, if any, up to but excluding the purchase date. The convertible subordinated notes are payable in full in August 2007.

Off-Balance Sheet Arrangements

     We do not engage in any activity involving special purpose entities or off-balance sheet financing.

Liquidity Outlook

     We believe that our current cash and cash equivalents and investments, net, amounting to $203.4 million at March 31, 2005 and cash generated from operations will satisfy our short and long-term expected working capital needs, capital expenditures, stock and debt repurchases, and other liquidity requirements associated with our existing business operations. Capital expenditures are expected to range from $1 million to $1.5 million per quarter.

FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q may contain forward-looking statements. Our statements concerning our beliefs about the success of our shift in business strategy from perfect-fit solutions to standards-based solutions, expectations and goals for revenues, gross margin, research and development expenses, selling, general, and administrative expenses, the impact of our restructuring events on future revenues, the anticipated cost savings effects of our restructuring activities, and our projected liquidity are some of the forward-looking statements contained in this Quarterly Report on Form 10-Q. All statements that relate to future events or to our future performance are forward-looking statements. In some cases, forward-looking statements can be identified by terms such as “may,” “will,” “should,” “expect,” “plans,” “seeks,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “seek to continue,” “intends,” or other comparable terminology. These forward-looking statements are made pursuant to safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or our industries’ actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements.

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

     During 2004, we derived 58.2% of our revenues from five customers. These five customers were Nokia, Nortel, IBM, Comverse and Diebold. For the three months ended March 31, 2005, we derived 57.7% of our revenue from these five customers. During 2004, revenues attributable to Nokia and Nortel were 28.5% and 13.7%, respectively. For the three months ended March 31, 2005, revenues attributable to Nokia and Nortel were 28.3% and 13.8%, respectively. We believe that sales to these customers will continue to be a substantial percentage of our revenues. A financial hardship experienced by, or a substantial decrease in sales to any one of our top customers could materially affect revenues and profitability.

We are shifting our business from predominately perfect fit solutions to more standards-based products, such as ATCA products, which requires substantial expenditures for research and development which could adversely affect our short-term earnings and, if the strategy is not accepted by our customers or properly executed by the Company, it could have a material adverse effect on our long-term revenues, profitability and financial condition.

     We are shifting our business from predominately perfect fit solutions to more standards-based solutions, such as ATCA products. There can be no assurance that this strategy will be successful. This strategy requires us to make substantial expenditures for research and development in new technologies that we reflect as a current expense in our financial statements. We believe that these investments in standards-based products and new technologies will allow us to provide a broader set of products and building blocks to take to market and allow us to grow on a long-term basis. Revenues from some of these investments, such as ATCA, are not expected to result in any significant opportunities for at least twelve to eighteen months. Accordingly, these expenditures could adversely affect our short-term earnings. In addition, there is no assurance that these new products and technologies will be accepted by our customers and, if accepted, how large the market will be for these products or what the timing will be for any meaningful revenues. If we are unable to successfully develop and sell standards-based products to our customers, our revenues, profitability and financial condition could be materially adversely affected.

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

     We derive our revenues from a number of diverse end markets, some of which are subject to significant cyclical changes in demand. In 2004, we derived 43.4%, 31.9% and 24.7% of our revenues from the service provider, the commercial and the enterprise systems markets, respectively. For the three months ended March 31, 2005, we derived 46.5%, 31.8% and 21.7% of our revenues from the service provider, the commercial and the enterprise systems markets, respectively. We believe that our revenues will continue to be derived primarily from these three markets. Service provider revenues include, but are not limited to, telecommunications sales to Comverse, Lucent, Nokia and Nortel. Commercial systems revenues include, but are not limited to, sales to Agilent Technologies, Beckman Coulter, Diebold, Philips Medical and Seimens AG. Enterprise systems revenues include, but are not limited to, sales to Avaya, IBM and Nortel. Generally, our customers are not the end-users of our products. If our customers experience adverse economic conditions in the markets into which they sell our products (end markets), we would expect a significant reduction in spending by our customers. Some of these end markets are characterized by intense competition, rapid technological change and economic uncertainty. Our exposure to economic cyclicality and any related fluctuation in customer demand in these end markets could have a material adverse effect on our revenues and financial condition. Significant reduction in our customers’ spending, such as what we experienced in 2001 and 2002, will result in decreased revenues and earnings. We continue to execute on our strategy of expanding into new end markets either through new product development projects with our existing customers or through new customer relationships, but no assurance can be given that this strategy will be successful.

Because of our dependence on a few suppliers, or in some cases one supplier, for some of the components we use, as well as our dependence on a few contract manufacturers to supply a majority of our products, a loss of a supplier, a decline in the quality of these components, a shortage of any of these components, or a loss of a contract manufacturer could have a material adverse effect on our business or our financial performance.

     We depend on a few suppliers, or in some cases one supplier, for a continuing supply of the components we use in the manufacture of our products and any disruption in supply or decline in quality of components supplied could adversely impact our financial performance. For example, we are dependent solely on Intel for the supply of some microprocessors and other components, and we depend on LSI, Epson Electronic America, Broadcom, NEC, Chen Ming, Triax and Texas Instruments as the sole source suppliers for other components such as integrated circuits and mechanical assemblies. Alternative sources of supply for some of these components would be difficult to locate and/or it would require a significant amount of time and resources to establish an alternative supply line. We also rely on contract manufacturers as the sole suppliers of certain RadiSys products. For example Foxconn produces certain products that we do not produce internally and that no other contact manufacturer produces for us. Alternative sources of supply for the RadiSys products that our contract manufacturers produce would be difficult to locate and/or it would require a significant amount of time and resources to establish an alternative supply line, including transitioning the products to be internally produced. In addition, any decline in the quality of components supplied by our vendors or products produced by our contract manufacturing partners could adversely impact our reputation.

We are shifting a significant portion of our manufacturing to third party contract manufacturers and our inability to properly transfer our manufacturing or any failed or less than optimal execution on their behalf could adversely affect our revenues and profitability.

     We have traditionally manufactured a substantial portion of our products. To lower our costs and provide better value and more competitive products for our customers and to achieve higher levels of global fulfillment, we are shifting a significant amount of our manufacturing to third party contract manufacturers. At the end of 2004, our contract manufacturing partners were manufacturing approximately 69% of all of our unit volume. We expect to increase our outsourcing to our contract manufacturers to 70% or more of our unit volume by the end of 2005. If we do not properly transfer our manufacturing expertise to these third party manufacturers or they fail to adequately perform, our revenues and profitability could be adversely affected. Among other things, inadequate performance from our contract manufacturers could include the production of products that do not meet our high quality standards or unanticipated scheduling delays in production and delivery. We also rely on contract manufacturers as the sole suppliers of certain RadiSys products. For example Foxconn produces certain products that we do not produce internally and that no other contact manufacturer produces for us. Alternative sources of supply for the RadiSys products that our contract manufacturers produce would be difficult to locate and/or it would require a significant amount of time and resources to establish an alternative supply line, including transitioning the products to be internally produced. We currently utilize several contract manufacturers for outsourced board and system production; however, we depend on two primary contract manufacturing partners, Foxconn, and Celestica, Inc.

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

     In 2004, we derived 5.0% of our revenues from Canada and Mexico, 50.1% of our revenues from EMEA and 6.1% from Asia Pacific. In addition, during 2004 we opened a design center in Shanghai, China and began to utilize a contract manufacturer in Shenzhen, China. For the three months ended March 31, 2005 approximately 30% of our total revenues were associated with products produced at our new China contract manufacturer. As a result, we are subject to worldwide economic and market condition risks generally associated with global trade, such as fluctuating exchange rates, tariff and trade policies, domestic and foreign tax policies, foreign governmental regulations, political unrest, wars and other acts of terrorism and changes in other economic conditions. These risks, among others, could adversely affect our results of operations or financial position. Additionally, some of our sales to overseas customers are made under export licenses that must be obtained from the United States Department of Commerce. Protectionist trade legislation in either the United States or other countries, such as a change in the current tariff structures, export compliance laws, trade restrictions resulting from war or terrorism, or other trade policies could adversely affect our ability to sell or to manufacture in international markets. Furthermore, revenues from outside the United States are subject to inherent risks, including the general economic and political conditions in each country. These risks, among others, could adversely affect our results of operations or financial position.

If we are unable to generate sufficient income in the future, we may not be able to fully utilize our net deferred tax assets or support our current levels of goodwill and intangible assets on our balance sheet.

     We cannot provide absolute assurance that we will generate sufficient taxable income in the future to fully utilize the net deferred tax assets of $27.3 million as of March 31, 2005. We may not generate sufficient taxable income due to earning lower than forecasted net income or incurring charges associated with unusual events, such as restructurings and acquisitions. Accordingly, we may record a full valuation allowance against the deferred tax assets if our expectations of future taxable income are not achieved. On the other hand, if we generate taxable income in excess of our expectations, the valuation allowance may be reduced accordingly. We also cannot provide absolute assurance that future income will support the carrying amount of goodwill and intangibles of $31.2 million on the Consolidated Balance Sheet as of March 31, 2005, and therefore, we may incur an impairment charge in the future.

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

In recent years, various state, federal and international laws and regulations governing the collection, treatment, recycling and disposal of certain materials used in the manufacturing of electrical and electronic components have been enacted. In support of these laws and regulations, we will incur significant additional expenditures and we may incur additional capital expenditures and asset impairments to ensure that our products and our vendor’s products are in compliance with these regulations, and we may also incur significant penalties in connection with any violations of these laws. Additionally, failure to comply with these regulations could have an adverse effect on our business, financial condition and results of operations. As a result, our financial condition or operating results may be negatively impacted.

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

     Interest Rate Risk. We invest excess cash in debt instruments of the U.S. Government and its agencies, those of high-quality corporate issuers and municipalities. The Company’s investments in the debt instruments of municipalities primarily consist of investments in auction rate securities. We attempt to protect and preserve our invested funds by limiting default, market, and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely affected due to a rise in interest rates while floating rate securities may produce less income than expected if interest rates decline. Due to the short duration of most of the investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair value of our investment portfolio. Therefore, we would not expect our operating results or cash flows to be affected, to any significant degree, by the effect of a sudden change in market interest rates on the securities portfolio. The estimated fair value of our debt securities that we have invested in at March 31, 2005 and December 31, 2004 was $169.0 million and $168.4 million, respectively. The effect of an immediate 10% change in interest rates would not have a material effect on our operating results or cash flows.

     Foreign Currency Risk. We pay the expenses of our international operations in local currencies, namely, the Japanese Yen, Canadian Dollar, British Pound, New Shekel, Chinese Yuan and Euro. The international operations are subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, future results could be materially and adversely affected by changes in these or other factors. We are also exposed to foreign exchange rate fluctuations as the balance sheets and income statements of our foreign subsidiaries are translated into U.S. dollars during the consolidation process. Because exchange rates vary, these results, when translated, may vary from expectations and adversely affect overall expected profitability. Foreign currency exchange rate fluctuations resulted in a net loss of $299 thousand the three months ended March 31, 2005 and a net gain of $103 thousand for the three months ended March 31, 2004.

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

     The fair value of the convertible senior notes is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of the convertible senior notes, due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our convertible senior notes in the open market, changes in the fair value of convertible senior notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of the convertible senior notes was $92.0 million and $106.8 million at March 31, 2005 and December 31, 2004, respectively.

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

     The fair value of the convertible subordinated notes is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of the convertible subordinated notes, due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our convertible subordinated notes in the open market, changes in the fair value of convertible subordinated notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of the convertible subordinated notes was $8.7 million and $10.0 million at March 31, 2005 and December 31, 2004, respectively.

     We have cumulatively repurchased convertible subordinated notes in the amount of $111 million, face value, for $100.5 million. These repurchases were financed from our investment portfolio. We received board authorization to repurchase all remaining convertible subordinated notes. We may elect to use a portion of our cash and cash equivalents and investment balances to buy back additional amounts of the convertible subordinated notes. As of March 31, 2005, our aggregate cash and cash equivalents and investments were $203.4 million.

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

     In connection with the evaluation described above, we identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2005, and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 6. Exhibits

Exhibit
No	Description
10.1	Amendment dated March 23, 2005, to the revolving line of credit agreement between the Company and U.S. Bank National Association dated March 19, 2002 and related promissory note.

10.2	RadiSys Corporation 1995 Employee Stock Incentive Plan, as amended.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADISYS CORPORATION
Date: May 9, 2005	By:	/s/ Scott C. Grout
Scott C. Grout
Pesident and Chief Executive Officer

Date: May 9, 2005	By:	/s/ Julia A. Harper
Julia A. Harper
Vice President of Finance and Administration and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No	Description
10.1	Amendment dated March 23, 2005, to the revolving line of credit agreement between the Company and U.S. Bank National Association dated March 19, 2002 and related promissory note.

10.2	RadiSys Corporation 1995 Employee Stock Incentive Plan, as amended.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.