Form 10-Q
period 2005-09-30
RADISYS CORP
filed 2005-11-08
CIK 873044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes ☐ No ☑
Number of shares of Common Stock outstanding as of November 3, 2005: 20,584,810

RADISYS CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
RADISYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues	$74,856	$61,746	$198,329	$183,114
Cost of sales	53,141	41,660	138,673	124,188

Gross margin	21,715	20,086	59,656	58,926
Research and development	7,390	7,045	22,213	20,524
Selling, general, and administrative	7,613	7,722	22,575	23,083
Intangible assets amortization	513	515	1,539	1,712
Restructuring and other charges (reversals)	(127)	428	1,001	(430)

Income from operations	6,326	4,376	12,328	14,037
Loss on repurchase of convertible subordinated notes	—	—	(4)	(387)
Interest expense	(527)	(545)	(1,596)	(3,020)
Interest income	1,750	802	4,320	2,430
Other expense, net	(147)	(289)	(609)	(238)

Income before income tax provision	7,402	4,344	14,439	12,822
Income tax provision	1,480	524	3,366	2,647

Net income	$5,922	$3,820	$11,073	$10,175

Net income per share:
Basic	$0.29	$0.20	$0.55	$0.54

Diluted	$0.25	$0.17	$0.48	$0.46

Weighted average shares outstanding:
Basic	20,266	19,032	20,012	18,784

Diluted	25,030	23,775	24,702	23,742

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$83,746	$80,566
Short-term investments, net	141,541	78,303
Accounts receivable, net	47,840	42,902
Other receivables	4,002	2,808
Inventories, net	18,755	22,154
Other current assets	1,657	2,675
Deferred tax assets	4,216	4,216

Total current assets	301,757	233,624
Property and equipment, net	13,725	14,002
Goodwill	27,521	27,521
Intangible assets, net	2,672	4,211
Long-term investments	—	39,750
Long-term deferred tax assets	22,729	23,224
Other assets	3,760	2,906

Total assets	$372,164	$345,238

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,494	$31,585
Accrued wages and bonuses	4,251	5,626
Accrued interest payable	577	378
Accrued restructuring	825	1,569
Other accrued liabilities	8,097	7,832

Total current liabilities	54,244	46,990

Long-term liabilities:
Convertible senior notes, net	97,246	97,148
Convertible subordinated notes, net	8,787	9,867

Total long-term liabilities	106,033	107,015

Total liabilities	160,277	154,005

Shareholders’ equity:
Preferred stock — $.01 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock — no par value, 100,000 shares authorized; 20,544 and 19,655 shares issued and outstanding at September 30, 2005 and December 31, 2004	192,486	182,705
Retained earnings	15,390	4,317
Accumulated other comprehensive income:
Cumulative translation adjustments	4,011	4,211

Total shareholders’ equity	211,887	191,233

Total liabilities and shareholders’ equity	$372,164	$345,238

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, unaudited)

			Cumulative			Total other
	Common Stock		translation	Retained		comprehensive
	Shares	Amount	adjustments(1)	earnings	Total	income (2)
Balances, December 31, 2004	19,655	$182,705	$4,211	$4,317	$191,233
Shares issued pursuant to benefit plans	824	7,453	—	—	7,453	$—
Stock-based compensation associated with restricted stock	65	84			84
Stock-based compensation associated with the issuance of stock options to a consultant		48			48
Tax benefit associated with stock-based benefit plans	—	2,196	—	—	2,196	—
Translation adjustments	—	—	(200)	—	(200)	(200)
Net income for the period	—	—	—	11,073	11,073	11,073

Balances, September 30, 2005	20,544	$192,486	$4,011	$15,390	$211,887

Comprehensive income, for the nine months ended September 30, 2005						$10,873

(1)	Income taxes are not provided for foreign currency translation adjustments.

(2)	For the three months ended September 30, 2005, comprehensive income amounted to $6.0 million and consisted of the net income for the period of $5.9 million and net gains from translation adjustments of $30 thousand. For the three months ended September 30, 2004, comprehensive income amounted to $4.1 million and consisted of the net income for the period of $3.8 million and net gains from translation adjustments of $270 thousand. For the nine months ended September 30, 2005, comprehensive income amounted to $10.9 million and consisted of the net income for the period of $11.1 million and net losses from translation adjustments of $200 thousand. For the nine months ended September 30, 2004, comprehensive income amounted to $10.1 million and consisted of net income for the period of $10.2 million and net losses from translation adjustments of $97 thousand.
The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$11,073	$10,175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,087	5,746
Provision for inventory reserves	2,847	2,106
Non-cash restructuring charges (adjustments)	(188)	(858)
Non-cash interest expense	183	277
Non-cash amortization of (discount) premium on investments	(39)	1,074
Loss (Gain) on disposal of property and equipment	1	(20)
Loss on early extinguishments of convertible subordinated notes	4	387
Deferred income taxes	495	927
Stock-based compensation expense	131	788
Tax benefit of stock-based benefit plans	2,196	1,890
Other	(509)	37
Changes in operating assets and liabilities:
Accounts receivable	(4,991)	(8,760)
Other receivables	(1,194)	(1,773)
Inventories	552	2,885
Other current assets	1,174	540
Accounts payable	8,934	7,177
Accrued restructuring	(507)	(1,268)
Accrued interest payable	199	(993)
Accrued wages and bonuses	(1,329)	(364)
Other accrued liabilities	292	(984)

Net cash provided by operating activities	25,411	18,989

Cash flows from investing activities:
Proceeds from held-to-maturity investments	45,600	43,695
Purchase of held-to-maturity investments	(36,499)	(43,779)
Proceeds from sale of maturity of auction rate securities	29,400	—
Purchase of auction rate securities	(61,950)	—
Capital expenditures	(4,218)	(3,379)
Other	(29)	(556)

Net cash used in investing activities	(27,696)	(4,019)

Cash flows from financing activities:
Early extinguishments of convertible subordinated notes	(1,115)	(58,168)
Borrowings under revolving line of credit	—	13,000
Repayments on revolving line of credit	—	(13,000)
Proceeds from issuance of Common Stock	7,453	7,804

Net cash provided by (used in) financing activities	6,338	(50,364)

Effect of exchange rate changes on cash	(873)	(107)

Net increase (decrease) in cash and cash equivalents	3,180	(35,501)
Cash and cash equivalents, beginning of period	80,566	149,925

Cash and cash equivalents, end of period	$83,746	$114,424

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
     For the three and nine month periods ended September 30, 2005, there have been no changes to these accounting policies.
   Reclassifications
     Certain reclassifications have been made to amounts in prior years to conform to current year presentation. These changes had no effect on previously reported results of operations or shareholders’ equity.
   Inventory Reserves
     The Company records the provision for inventory reserves for estimated obsolete or unmarketable inventories as the difference between the cost of inventories and the estimated net realizable value based upon assumptions about future demand and market conditions. Factors influencing the provision include: changes in demand, rapid technological changes, product life cycle and development plans, component cost trends, product pricing, regulatory requirements effecting components, and physical deterioration. If actual market conditions are less favorable than those projected by management additional provisions for inventory reserves may be required. The Company’s estimate for the provision is based on the assumption that the Company’s customers comply with their current contractual obligations. The Company provides long-life support to its customers and therefore the Company has material levels of customer specific inventory. If the Company’s customers experience a financial hardship or if the Company experiences unplanned cancellations of customer contracts, the current provision for the inventory reserves may be inadequate. Additionally, the Company may incur additional expenses associated with any non-cancelable purchase obligations to our suppliers if they provide customer-specific components.
  Adverse Purchase Commitments
     The Company is contractually obligated to reimburse its contract manufacturers for the cost of excess inventory used in the manufacture of the Company’s products, for which there is no alternative use. As the Company continues to execute its strategy of increasing the level of outsourced manufacturing the liability for adverse purchase commitments will become more significant. Estimates for adverse purchase commitments are derived from reports received on a quarterly basis from the Company’s contract manufacturers. Increases to this liability are charged to cost of goods sold. When and if the Company takes possession of inventory reserved for in this liability, the liability is transferred from other liabilities to our excess and obsolete inventory reserve. This liability, referred to as adverse purchase commitments, is provided for in other accrued liabilities in the accompanying balance sheets. Adverse purchase commitments amounted to $842 thousand and $485 thousand at September 30, 2005 and December 31, 2004, respectively. For the nine months ended September 30, 2005 and 2004 the Company recorded a net provision for adverse purchase commitments of $555 thousand and $289 thousand, respectively.
   Accrued Restructuring and Other Charges
     In July 2002, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that liabilities for costs associated with exit or disposal activities be recognized and measured initially at fair value in the period in which the liabilities are incurred. For the nine months ended September 30, 2005 and 2004 the Company recorded non-severance related restructuring and other charges in accordance with the provisions of SFAS No. 146. Because the Company has a history of paying severance benefits, the cost of severance benefits associated with a restructuring charge is recorded when such costs are probable and the amount can be reasonably estimated.
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
     As permitted under Oregon law, the Company has agreements whereby it indemnifies its officers, directors and certain finance employees for certain events or occurrences while the officer, director or employee is or was serving in such capacity at the request of the Company. The term of the indemnification period is for the officer’s, director’s or employee’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2005.
     The Company enters into standard indemnification agreements in its ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to our current products, as well as claims relating to property damage or personal injury resulting from the performance of services by us or our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is generally limited. Historically, our costs to defend lawsuits or settle claims relating to such indemnity agreements have been minimal and accordingly the estimated fair value of these agreements is immaterial.
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

     The following is a summary of the change in the Company’s warranty liability for the nine months ended September 30, 2005 and 2004 (in thousands):

	For the Nine Months
	Ended September 30,
	2005	2004
Warranty liability balance, beginning of the period	$1,719	$2,276
Product warranty accruals	2,360	1,899
Utilization of accrual	(2,188)	(2,490)

Warranty liability balance, end of the period	$1,891	$1,685

     The warranty liability balance is included in other accrued liabilities in the accompanying Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004. The Company offers fixed price support or maintenance contracts to some customers. Revenues from fixed price support or maintenance contracts were not significant to the Company’s operations for the periods reported.
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
     Had the Company accounted for these plans under the fair value method, net income and pro forma net income per share would have been reported as follows (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$5,922	$3,820	$11,073	$10,175
Add: Stock-based compensation expense included in reported net income, net of related tax effects	62	157	81	486
Deduct: Stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(904)	(1,414)	(2,350)	(4,866)

Pro forma net income	$5,080	$2,563	$8,804	$5,795

Net income per share:
Basic	$0.29	$0.20	$0.55	$0.54

Diluted	$0.25	$0.17	$0.48	$0.46

Pro forma basic	$0.25	$0.13	$0.44	$0.31

Pro forma diluted	$0.21	$0.13	$0.39	$0.30

     During the three and nine month periods ended September 30, 2005, the Company incurred $100 thousand and $131 thousand of stock-based compensation, respectively, associated with the issuance of stock options to a consultant and restricted stock. See note 10. During the three and nine month periods ended September 30, 2004, the Company incurred $255 thousand and $788 thousand of stock-based compensation expense, respectively. The stock-based compensation expense in 2004 was associated with shares issued pursuant to the Company’s 1996 Employee Stock Purchase Plan (“ESPP”). The Company incurred stock-based compensation expense because the original number of ESPP shares approved by the shareholders were insufficient to meet employee demand for an ESPP offering which was consummated in February 2003 and ended in August 2004. The Company subsequently received shareholder approval for additional ESPP shares in May 2003. The shares issued in the February 2003 ESPP offering in excess of the original number of ESPP shares approved at the beginning of the offering (the “shortfall”) triggers recognition of stock-based compensation expense under the intrinsic value method. The shortfall amounted to 138 thousand and 149 thousand shares in May 2004 and August 2004, respectively. The expense per share is calculated as the difference between 85% of the closing price of RadiSys shares as quoted on NASDAQ on the date that additional ESPP shares were approved (May 2003) and the February 2003 ESPP offering purchase price. Accordingly, the expense per share is calculated as the difference between $8.42 and $5.48.

     The Company recognized stock-based compensation expense as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Cost of sales	$6	$101	$10	$182
Research and development	67	92	80	343
Selling, general and administrative	27	62	41	263

	$100	$255	$131	$788

  Recent Accounting Pronouncements
     FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on income tax expense and deferred tax liabilities. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. the Company expects to make its repatriation determination by the end of fiscal 2005. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.
     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The effective date for the Company is the beginning of the first fiscal quarter of 2006. Effective November 12, 2004, RadiSys accelerated the vesting of outstanding stock options with an option price greater than $15.99 in anticipation of implementation of Statement No. 123R. On November 12, 2004 the closing price of the Company’s Common Stock was $14.23. The vesting of stock options held by Board of Directors of the Company were not accelerated. The acceleration of vesting was done for the purpose of avoiding future expense associated with any unvested stock options granted prior to the effective date of Statement No. 123R. If we were to continue to use the fair value method currently used for reporting pro forma disclosures of net income (loss) and net income (loss) per common share, we estimate a reduction in stock-based compensation expense associated with the acceleration of approximately $3.7 million for the year ended December 31, 2006.
     In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company is evaluating the requirements of SFAS 123R and SAB 107 and expects that the adoption of SFAS 123R on January 1, 2006 will have a material impact on RadiSys’ consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.
     The following recent accounting pronouncements either did not have a material impact on the Company results of operations and financial condition upon adoption or in the case of pronouncements not yet effective it is anticipated that adoption will not have a material impact on RadiSys’ results of operations and financial condition:
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

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company adopted SFAS 151 during the third of 2005 and currently costs all inventory based on the Company’s normal production capacity. The adoption of SFAS 151 in the third quarter of 2005 resulted in a slightly lower inventory valuation than had the Company valued inventory based on past practices.
Note 2 — Investments
     Short-term and long-term investments consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004
Short-term held-to-maturity investments, including unamortized discount of $9 and premium of $103, respectively	$47,991	$17,303

Short-term available-for-sale investments	$93,550	$61,000

Long-term held-to-maturity investments*	$—	$39,750

*	Long term investments were purchased at par value and therefore there is no discount or premium associated with these investments.
     The Company invests excess cash in debt instruments of the U.S. Government and its agencies, those of high-quality corporate issuers and municipalities. The Company’s investments in the debt instruments of municipalities primarily consist of investments in auction rate securities. Auction rate securities have been classified as available-for-sale short-term investments. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income. For the three months ended September 30, 2005 and 2004, the Company did not recognize any gains or losses on the sales of available-for-sale investments as the fair value of these investments approximated there carrying value. The Company incurred no unrealized gains or losses on investments classified as available-for-sale as of September 30, 2005 or December 31, 2004. The Company’s investment policy requires that the total investment portfolio, including cash and investments, not exceed a maximum weighted-average maturity of 18 months. In addition, the policy mandates that an individual investment must have a maturity of less than 36 months, with no more than 20% of the total portfolio exceeding 24 months. As of September 30, 2005, the Company was in compliance with its investment policy.
Note 3 — Accounts Receivable and Other Receivables
     Accounts receivable consists of trade accounts receivable. Accounts receivable balances consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004
Accounts receivable, gross	$48,740	$43,790
Less: allowance for doubtful accounts	(900)	(888)

Accounts receivable, net	$47,840	$42,902

     The Company recorded no provisions for allowance for doubtful accounts during the nine months ended September 30, 2005 and 2004.
     As of September 30, 2005 and December 31, 2004 the balance in other receivables was $4,002 thousand and $2,808 thousand, respectively. Other receivables consists of non-trade receivables and therefore there is no associated revenue. At September 30, 2005 and December 31, 2004 other receivables primarily consisted of receivables for the sale of inventory to the Company’s contract manufacturing partners. Sales to the Company’s contract manufacturing partners are based on terms and conditions similar to the terms offered to the Company’s regular customers.

Note 4 — Inventories
     Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004
Raw materials	$20,633	$24,044
Work-in-process	1,941	1,505
Finished goods	2,843	3,958

	25,417	29,507
Less: inventory reserves	(6,662)	(7,353)

Inventories, net	$18,755	$22,154

     During the three months ended September 30, 2005 and 2004, the Company recorded provision for excess and obsolete inventory of $1.4 million and $605 thousand, respectively. During the nine months ended September 30, 2005 and 2004, the Company recorded provision for excess and obsolete inventory of $2.8 million and $2.1 million, respectively.
     The following is a summary of the change in the Company’s excess and obsolete inventory reserve for the nine months ended September 30 , 2005 and 2004 (in thousands):

	For the Nine Months Ended
	September 30,
	2005	2004
Inventory reserve balance, beginning of the year	$7,353	$9,491
Usage:
Inventory scrapped	(2,050)	(1,433)
Inventory consumed through sales	(1,513)	(2,625)

Subtotal — usage	(3,563)	(4,058)
Reserve provision	2,847	2,106
Transfer from other liabilities (A)	25	—

Remaining reserve balance, end of the quarter	$6,662	$7,539

(A)	The $25 thousand transfer from other liabilities is related to obsolete inventory purchased from contract manufacturers during the quarter which was previously reserved for in an adverse purchase commitment liability.
Note 5 — Goodwill
     The Company tests goodwill for impairment at least annually. Additionally, the Company assesses goodwill for impairment if any adverse conditions exist that would indicate an impairment. Conditions that would trigger an impairment assessment, include, but are not limited to, a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator. The Company is considered one reporting unit. As a result, to determine whether or not goodwill may be impaired, the Company compares its book value to its market capitalization. If the trading price or the average trading price of the Company’s Common Stock is below the book value per share for a sustained period, a goodwill impairment test will be performed by comparing book value to estimated market value. The Company’s book value per share was $10.32 at September 30, 2005 which was lower then the trading value of the Company’s Common Stock during the nine month period ended September 30, 2005. The Company completed its most recent annual goodwill impairment analysis as of September 30, 2005 and concluded that as of September 30, 2005, there was no goodwill impairment.

Note 6 — Intangible Assets
     The following tables summarize details of the Company’s total purchased intangible assets (in thousands):

		Accumulated
	Gross	Amortization	Net
September 30, 2005
Existing technology	$2,415	$(1,686)	$729
Technology licenses	6,790	(6,223)	567
Patents	6,647	(5,717)	930
Trade names	736	(290)	446

Total	$16,588	$(13,916)	$2,672

		Accumulated
	Gross	Amortization	Net
December 31, 2004
Existing technology	$2,415	$(1,457)	$958
Technology licenses	6,790	(5,093)	1,697
Patents	6,647	(5,590)	1,057
Trade names	736	(237)	499

Total	$16,588	$(12,377)	$4,211

     The Company’s purchased intangible assets have remaining lives ranging from 4 to 11 years. The Company performs reviews for impairment of all its purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of September 30, 2005, management concluded there was no indication of events or changes in circumstances indicating that the carrying amount of purchased intangible assets may not be recoverable. The estimated future amortization expense of purchased intangible assets as of September 30, 2005 is as follows (in thousands):

Estimated
Intangible
Amortization
For the years ending December 31,	Amount
2005(remaining three months)	$513
2006	726
2007	526
2008	250
2009	210
Thereafter	447

Total	$2,672

Note 7— Accrued Restructuring and Other Charges
     Accrued restructuring and other charges consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004
Second quarter 2005 restructuring charge	$764	$—
Fourth quarter 2004 restructuring charge	—	1,282
Third quarter 2004 restructuring charge	—	86
Fourth quarter 2001 restructuring charge	61	201

Total	$825	$1,569

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

     Second Quarter 2005 Restructuring
     During the second quarter of 2005 the Company entered into a restructuring plan that included the elimination of 93 positions primarily within the Company’s manufacturing operations. These employee positions will be eliminated over the next four quarters in conjunction with continued outsourcing of production to the Company’s primary manufacturing partners, Celestica and Foxconn. The restructuring charge included severance and other employee-related separation costs of approximately $1.1 million.
     The following table summarizes the changes to the second quarter 2005 restructuring costs (in thousands):

Employee
Termination and
Related Costs
Restructuring and other costs	$1,108
Expenditures	(25)

Balance accrued as of June 30, 2005	$1,083

Additions	91
Expenditures	(282)
Reversals	(128)

Balance accrued as of September 30, 2005	$764

     Expenditures for the nine months ended September 30, 2005 consisted of severance payments made to employees whose employment terminated during the year. The reversal of $128 thousand is due to the voluntary departure of three employees prior to their termination date as well as one employee who has been retained by the Company to fill an open position. The remaining accrual balance includes severance and other employee-related separation costs which will be paid over the next three quarters.
     Fourth Quarter 2004 Restructuring
     During the fourth quarter of 2004 the Company eliminated 58 positions. These reductions resulted from an increase in outsourced manufacturing as well as to continue the Company’s shift of skills required to develop, market, sell, and support more advanced embedded platforms and solutions.
     The following table summarizes the changes to the fourth quarter 2004 restructuring costs (in thousands):

	Employee
	Termination and	Other
	Related Costs	Charges	Total
Restructuring and other costs	$1,630	$20	$1,650
Expenditures	(358)	(10)	(368)

Balance accrued as of December 31, 2004	1,272	10	1,282

Additions	16	13	29
Expenditures	(952)	(23)	(975)
Reversals	(33)	—	(33)

Balance accrued as of March 31, 2005	$303	$—	$303

Expenditures	(249)	—	(249)

Balance accrued as of June 30, 2005	$54	$—	$54

Expenditures	(43)	—	(43)
Reversals	(11)	—	(11)

Balance accrued as of September 30, 2005	$—	$—	$—

     The restructuring accrual has been reduced to zero during the nine months ended September 30, 2005. The $33 thousand reversal recorded in the first quarter of 2005 was due to the retention of an employee who filled a new position within the Company. Expenditures for the nine months ended September 30, 2005 included severance and other employee-related separation costs.

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
     The following table summarizes the changes to the third quarter 2004 restructuring costs (in thousands):

	Employee
	Termination and	Other
	Related Costs	Charges	Total
Restructuring and other costs	$410	$18	$428
Additions	24	30	54
Expenditures	(254)	(48)	(302)
Reversals	(94)	—	(94)

Balance accrued as of December 31, 2004	86	—	86

Additions	—	72	72
Expenditures	—	(17)	(17)
write-offs	—	(30)	(30)
Reversals	(86)	—	(86)

Balance accrued as of March 31, 2005	$—	$25	$25

Additions	—	38	38
Expenditures	—	(63)	(63)

Balance accrued as of September 30, 2005	$—	$—	$—

     During the nine months ended September 30, 2005, $86 thousand in severance and related costs was reversed as one of the effected employees was retained to fill a new position within the Company. Additions to the restructuring accrual were primarily due to relocation costs and write-offs that resulted from losses incurred on the disposal of property and equipment. During the first quarter of 2005 the Redditch, U.K. office was vacated and property and equipment that was not transferred to other locations was either disposed or sold. The disposal or sale of this property and equipment resulted in a net loss of $30 thousand. Additions to the reserve during second quarter of 2005 include $12 thousand in relocation expenses and $26 thousand paid for repairs associated with the vacated Redditch office building.

     Fourth Quarter 2001 Restructuring
     The following table summarizes the changes to the fourth quarter 2001 restructuring costs (in thousands):

	Employee
	Termination and		Property and	Other
	Related Costs	Facilities	Equipment	Charges	Total
Restructuring costs	$914	$2,417	$463	$132	$3,926
Expenditures	(452)	—	—	—	(452)
Write-offs	—	—	(463)	—	(463)

Balance accrued as of December 31, 2001	462	2,417	—	132	3,011
Expenditures	(395)	(931)	—	(27)	(1,353)
Reversals	(67)	—	—	—	(67)

Balance accrued as of December 31, 2002	—	1,486	—	105	1,591
Expenditures	—	(576)	—	(14)	(590)
Reversals	—	(1)	—	(1)	(2)

Balance accrued as of December 31, 2003	—	909	—	90	999
Expenditures	—	(428)	—	(90)	(518)
Expenditures — lease buy-out	—	(53)	—	—	(53)
Recoveries	—	141	—	—	141
Reversals	—	(368)	—	—	(368)

Balance accrued as of December 31, 2004	—	201	—	—	201

Expenditures	—	(33)	—	—	(33)

Balance accrued as of March 31, 2005	$—	$168	$—	$—	$168

Expenditures	—	(24)	—	—	(24)

Balance accrued as of June 30, 2005	$—	$144	$—	$—	$144

Expenditures	—	(34)	—	—	(34)
Recoveries	—	30	—	—	30
Reversals	—	(79)	—	—	(79)

Balance accrued as of September 30, 2005	$—	$61	$—	$—	$61

     During the third quarter of 2005 the Company reviewed prior lease payments associated with our Boca Raton, Florida leased facilities. As a result of the this review $30 thousand in overcharges were identified and this is represented in recoveries for the three months ended September 30, 2005. The $79 thousand reversal for the third quarter includes the $30 thousand recovery as well as an adjustment for accrued common area maintenance charges. The accrual amount remaining as of September 30, 2005 represents lease obligations relating to the facilities in Boca Raton, Florida expected to be paid monthly for the next 4 months.
Note 8 — Short-Term Borrowings
     During the quarter ended March 31, 2005, the Company renewed its line of credit facility, which expires on March 31, 2006, for $20.0 million at an interest rate based upon the lower of the London Inter-Bank Offered Rate (“LIBOR”) plus 1.0% or the bank’s prime rate. The line of credit is collateralized by the Company’s non-equity investments and is reduced by any standby letters of credit. At September 30, 2005, the Company had a standby letter of credit outstanding related to one of its medical insurance carriers for $105 thousand. The market value of non-equity investments must exceed 125.0% of the borrowed facility amount, and the investments must meet specified investment grade ratings.
     As of September 30, 2005 and December 31, 2004, there were no outstanding balances on the line of credit or any draws under the standby letter of credit and the Company was in compliance with all debt covenants.
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
     As of September 30, 2005 and December 31, 2004 the Company had outstanding convertible senior notes with a face value of $100 million. As of September 30, 2005 and December 31, 2004 the book value of the convertible senior notes was $97.2 million and $97.1 million, respectively, net of unamortized discount of $2.8 million and $2.9 million, respectively. Amortization of the discount on the convertible senior notes was $33 thousand and $32 thousand for the three months ended September 30, 2005 and 2004, respectively. Amortization of the discount on the convertible senior notes was $98 thousand and $100 thousand for the nine months ended September 30, 2005 and 2004, respectively. The estimated fair value of the convertible senior notes was $99.3 million and $106.8 million at September 30, 2005 and December 31, 2004, respectively.
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
     As of September 30, 2005 and December 31, 2004 the Company had outstanding convertible subordinated notes with a face value of $8.9 million and $10.0 million, respectively. As of September 30, 2005 and December 31, 2004 the book value of the convertible subordinated notes was $8.8 million and $9.9 million, respectively, net of amortized discount of $81 thousand and $126 thousand, respectively. Amortization of the discount on the convertible subordinated notes was $10 thousand and $11 thousand for the three ended September 30, 2005 and 2004, respectively and $31 thousand and $129 thousand for the nine months ended September 30, 2005 and 2004, respectively. The estimated fair value of the convertible subordinated notes was $8.9 million and $10.0 million at September 30, 2005 and December 31, 2004, respectively.

     On April 26, 2005 the Board of Directors approved the repurchase of the remaining $8.9 million principal amount of the convertible subordinated notes. On October 19, 2005 the Company repurchased $6.4 million principal amount of the convertible subordinated notes, with an associated discount of $57 thousand. We repurchased the notes in the open market for $6.4 million and, as a result, we will record a loss of $46 thousand in the fourth quarter of 2005. The Company will consider the purchase of the notes on the open market or through privately negotiated transactions from time to time subject to market conditions.
     The aggregate maturities of long-term liabilities for each of the years in the five year period ending December 31, 2009 and thereafter are as follows (in thousands):

	Convertible	Convertible
	Senior	Subordinated
For the Years Ending December 31,	Notes	Notes
2005 (remaining three months)	$—	$—
2006	—	—
2007	—	8,868
2008(1)	100,000	—
2009	—	—
Thereafter	—	—

	100,000	8,868
Less: unamortized discount	(2,754)	(81)
Less: current portion	—	—

Long-term liabilities	$97,246	$8,787

(1)	On or after November 15, 2008, the Company may redeem the Convertible Senior Notes at any time. On November 15, 2008, November 15, 2013, and November 15, 2018, holders of the convertible senior notes will have the right to require the Company to purchase, in cash, all or any part of the notes held by such holder at a purchase price equal to 100% of the principal amount of the notes being purchased, together with accrued and unpaid interest and additional interest, if any, up to but excluding the purchase date.
Note 10 —Restricted Stock
     On March 1, 2005, the Compensation and Development Committee of the Board of Directors approved the form of the restricted stock agreement to be used in connection with restricted stock awards to be granted to employees of the Company under the terms of the Company’s 1995 Stock Incentive Plan. The agreement provides, among other things, that 33% of the shares will vest each year following the date of the grant. During the second quarter employees that have historically been awarded compensation in the form of stock options were allowed to elect to receive restricted stock that approximated the value of stock options that otherwise would have been awarded. Any employee selecting restricted stock received 1 share of restricted stock for every 3 stock options they would have otherwise received. Effective May 2, 2005 the Compensation and Development Committee approved the grant of restricted stock awards to certain employees totaling 40,502 shares. Effective September 16, 2005 the Compensation and Development Committee approved the grant of 25,000 shares of restricted to Scott Grout, Chief Executive Officer. The Company recorded $52 thousand and $83 thousand of stock-based compensation related to the issuance of restricted stock for the three and nine months ended September 30, 2005, respectively. The Company did not incur any stock-based compensation expense associated with restricted stock for the three and nine months ended September 30, 2004. Effective October 25, 2005 the Compensation and Development Committee approved the grant of 31 thousand shares of restricted stock to certain executive officers.

Note 11 —Basic and Diluted Income Per Share
     A reconciliation of the numerator and the denominator used to calculate basic and diluted income per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator — Basic
Net income, basic	$5,922	$3,820	$11,073	$10,175

Numerator — Diluted
Net income, basic	5,922	3,820	11,073	10,175
Interest on convertible notes, net of tax benefit(1)	242	243	727	732

Net income, diluted	$6,164	$4,063	$11,800	$10,907

Denominator — Basic
Weighted average shares used to calculate income per share , basic	20,266	19,032	20,012	18,784

Denominator — Diluted
Weighted average shares used to calculate income per share , basic	20,266	19,032	20,012	18,784
Effect of convertible notes(1)	4,243	4,243	4,243	4,243
Effect of dilutive stock options(2)	513	500	444	715
Effect of dilutive unvested restricted stock	8	—	3	—

Weighted average shares used to calculate income per share , diluted	25,030	23,775	24,702	23,742

Net income per share:
Basic	$0.29	$0.20	$0.55	$0.54

Diluted(1)	$0.25	$0.17	$0.48	$0.46

(1)	Interest on convertible subordinated notes and related as-if converted shares were excluded from the calculation as the effect would be anti-dilutive. For the three months ended September 30, 2005 and 2004, the total number of as-if converted shares excluded from the calculation associated with the convertible subordinated notes was 131 thousand and 147 thousand. For the nine months ended September 30, 2005 and 2004, the total number of as-if converted shares excluded from the calculation associated with the convertible subordinated notes was 135 thousand and 597 thousand.

(2)	For the three months ended September 30, 2005 and 2004, options amounting to 1.4 million and 2.7 million were excluded from the calculation as the exercise prices were higher than the average market price of the common shares; therefore, the effect would be anti-dilutive. For the nine months ended September 30, 2005 and 2004, options amounting to 2.1 million and 1.7 million were excluded from the calculation as the exercise prices were higher than the average market price of the common shares; therefore, the effect would be anti-dilutive.
Note 12 — Income Taxes
     The Company’s effective tax rate for the three month ended September 30, 2005 and 2004 differs from the statutory rate primarily due to tax benefits related to certain foreign sales, the amortization of goodwill for tax purposes, and tax benefits associated with research and development credits. The Company’s effective tax rate for the nine months ended September 30, 2005 and 2004 differed from the statutory rate due to tax benefits related to certain foreign sales and other permanent differences.
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

     The Company is one operating segment according to the provisions of SFAS No. 131.
     Revenues on a product and services basis are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Hardware	$72,877	$58,403	$192,527	$174,146
Software royalties and licenses	1,050	1,734	3,289	4,801
Software maintenance	592	470	1,396	1,090
Engineering and other services	336	1,136	1,116	3,070
Other	1	3	1	7

Total revenues	$74,856	$61,746	$198,329	$183,114

     Generally, the Company’s customers are not the end-users of its products. The Company ultimately derives its revenues from two end markets as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Communications Networking	$57,851	$41,914	$147,596	$125,377
Commercial Systems	17,005	19,832	50,733	57,737

Total revenues	$74,856	$61,746	$198,329	$183,114

Information about the Company’s geographic revenues and long-lived assets by geographical area is as follows (in thousands):
     Geographic Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
United States	$19,330	$24,394	$61,925	$71,998
Other North America	2,932	2,471	10,189	9,719

North America	22,262	26,865	72,114	81,717
Europe, the Middle East and Africa (“EMEA”)	39,645	30,607	101,469	90,242
Asia Pacific	12,949	4,274	24,746	11,155

Total	$74,856	$61,746	$198,329	$183,114

     Long-lived assets by Geographic Area

	September 30,	December 31,
	2005	2004
Property and equipment, net
United States	$11,482	$12,031
EMEA	163	351
Asia Pacific	2,080	1,620

Total	$13,725	$14,002

Goodwill
United States	$27,521	$27,521

Intangible assets, net
United States	$2,672	$4,211

     Two customers accounted for more than 10% of total revenues in the three and nine months ended September 30, 2005 and 2004. These customers accounted for the following percentages of total revenue:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Nokia	44.0%	29.8%	36.6%	27.2%
Nortel	13.0%	11.3%	15.1%	15.2%
     As of September 30, 2005 and December 31, 2004 the following customers accounted for more than 10% of accounts receivable. These customers accounted for the following percentages of accounts receivable:

	September 30,	December 31,
	2005	2004
Nokia	44.0%	32.3%
Nortel	11.4%	*
Diebold	*	12.9%

*	Accounted for less than 10% of accounts receivable.
Note 14 —Legal Proceedings
     In the normal course of business, the Company periodically becomes involved in litigation. As of September 30, 2005, management believes that the Company has no pending litigation that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Note 15 —Subsequent Events
     On October 19, 2005 the Company repurchased $6.4 million principal amount of the convertible subordinated notes, with an associated discount of $57 thousand. We repurchased the notes in the open market for $6.4 million and, as a result, we will record a loss of $46 thousand the fourth quarter of 2005.
     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction and Overview
     RadiSys is a leading provider of advanced embedded solutions for the communications networking and commercial systems markets. Through intimate customer collaboration, and combining innovative technologies and industry leading architecture, we help original equipment manufacturers (“OEMs”) bring better products to market faster and more economically. Our products include embedded boards, software, platforms and systems, which are used in today’s complex computing, processing and network intensive applications.
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
Our Markets
     In prior periods we have segregated our revenues into three distinct markets. Based on increased commonality and a convergence of our technology and products between our current Service Provider and Enterprise markets we have combined these two markets and will now report the underlying revenue associated with these markets as Communications Networking. Our Commercial Systems market has remained unchanged. We now define our markets in the following two categories:

•	Communications Networking — The communications networking market includes the wireless and IP networking and messaging sub-markets. The wireless sub market includes a variety of telecommunications focused applications, including 2, 2.5 and 3G wireless infrastructure products, wireline infrastructure products, packet-based switches and unified messaging products. The IP networking and messaging sub-market includes voice messaging, storage, data centers, Private Branch Exchange (“PBX”) systems, network access and security and switching applications.

•	Commercial Systems — The commercial systems market includes the following sub-markets: medical systems, test and measurement equipment, transaction terminals and industrial automation equipment. Examples of products into which our commercial systems embedded solutions are incorporated include ultrasound equipment, immunodiagnostics and hematology systems, CAT Scan (“CT”) imaging equipment, ATM’s, point of sale terminals, semiconductor manufacturing equipment, electronics assembly equipment and high-end test equipment.
Our Market Drivers
     We believe there are a number of fundamental drivers for growth in the embedded solutions market, including:
•	Increasing focus by OEMs to utilize outsourced modular building blocks to develop new systems. We believe OEMs are combining their internal development efforts with merchant-supplied platforms from partners like RadiSys to deliver more systems to market, faster at lower total cost of ownership.

•	Increasing levels of programmable, intelligent and networked functionality embedded in a variety of systems, including systems for monitoring and control, real-time information processing and high-bandwidth network connectivity.

•	Increasing demand for standards-based solutions, such as Advanced Telecommunications Architecture (“ATCA”), and Computer-on-Modules (“COM”) Express that motivates system makers to take advantage of proven and validated standards-based products.

•	Increasing demand for new technologies that utilize network processors, such as security and high-volume networking applications.
     In the following discussion of our financial condition and results of operations, we intend to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements for the three and nine months ended September 30, 2005 compared to same periods in 2004 and for the period ended September 30, 2005 compared to December 31, 2004, and the primary factors that accounted for those changes. This discussion should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this filing, and in our annual report on Form 10-K for the year ended December 31, 2004.
     Certain statements made in this section of the report may be deemed to be forward-looking statements. Please see the information contained in the section entitled “FORWARD-LOOKING STATEMENTS” and the “RISK FACTORS.”
Overview
     Total revenue was $74.9 million and $61.7 million for the three months ended September 30, 2005 and 2004, respectively. Total revenue was $198.3 million and $183.1 million for the nine months ended September 30, 2005 and 2004, respectively. As of September 30, 2005 and 2004, backlog was approximately $22.6 million and $26.2 million, respectively. We include all purchase orders scheduled for delivery within 12 months in backlog. The general trend within our addressable markets is for shorter lead times and supplier managed inventory, which will generally decrease backlog as a percentage of revenue. The increase in revenue for the three months ended September 30, 2005 compared to the same period in 2004 was primarily driven by strong demand within the wireless market as our product content continues to expand with 2.5 and 3G deployments. We also saw an increase in our third quarter revenues from an initial deployment of a new networking product by one of our customers.
     During 2004 and 2005 we have shifted more of our investments from predominantly one-off custom-designed products to standards-based, re-usable platforms and solutions. We believe standards-based platforms provide our customers a number of fundamental benefits. First, by using ready-made platform solutions rather than ground-start custom-designs, our customers can achieve significantly shorter intervals and faster time-to-market. Second, we believe our customers can achieve a lower total cost by using solutions that are leveraged across multiple applications rather than a single-use proprietary solution. By offering ready-made platforms, we believe we have the opportunity to address a wider range of new market opportunities with the potential for faster time to revenue than with ground-start, custom-designs. We believe this ability to reuse designs makes our business and investment model more scalable. Finally, we believe a more standard product focused model will allow us to provide more integrated higher value solutions to our customers than we have typically delivered under a custom-design model.
     In 2004 we announced our Promentum™ family of ATCA products and in June 2005 we recorded our first revenue associated with these products. The Promentum™ family of products includes universal carrier cards, switch and control modules, disk storage modules, compute modules, and a 14-slot shelf or chassis. The Promentum™ SYS-6000 integrates these individual products into a blade server platform system. We believe the Promentum™ SYS-6000 system will provide customers a highly reliable managed platform on which to build their new voice and data offerings. During the second quarter of 2005 the Company announced the Promentum™ ATCA-7010, a packet processing module that allows the highest bandwidth available in a single ATCA(R) slot. This product is the latest addition to the Company’s family of ATCA-compliant products featuring dual Intel(R) IXP28xx network processors and is designed to address 10 Gbps wirespeed packet processing in network applications that demand high bandwidth throughput such as security gateways, GGSN’s, Broadband-Remote Access Servers, edge routers and session controllers. We have significant experience in the design, delivery and deployment of carrier-grade, modular platforms. We believe the ATCA standard increases our opportunity to implement reusable platforms, enabling the deployment of more flexible solutions based on cost-effective commercial technologies. We believe our core ATCA solutions will be applicable across a wide range of customers and applications and are potentially applicable in all of our defined markets. These integrated hardware and software platforms make extensive use of common architectural and component designs, using carrier grade operating systems and middleware, and will reduce development time and costs, which enhances application portability.
     In addition to our new ATCA offerings, we announced our new Procelerant™ series of modular computing solutions for customers in our commercial systems markets for medical, transaction terminals and test and measurement applications. During the second quarter of 2005 we closed our first Procelerant™ application. During the third quarter of 2005 we announced three new Procelerant™ motherboards, including the industry’s first to support the new microBTX form factor. We believe these new modular products will represent a family of high density, flexible solutions that will enable commercial systems customers to achieve more rapid time to market with cost effective designs.
     Net income was $5.9 million and $3.8 million for the three months ended September 30, 2005 and 2004, respectively. Net income per share was $0.29 and $0.25, basic and diluted, respectively, for the three months ended September 30, 2005 compared to net income per share of $0.20 and $0.17, basic and diluted, respectively, for the three months ended September 30, 2004. Net income was $11.1 million for the nine months ended September 30, 2005 compared to net income of $10.2 million for the nine months ended September 30, 2004. Net income per share was $0.55 and $0.48, basic and diluted, respectively, for the nine months ended September 30, 2005 compared to net income per share of $0.54 and $0.46, basic and diluted, respectively, for the nine months ended September 30, 2004. Net income for the nine months ended September 30, 2005 includes a charge for restructuring of approximately $1.0 million for severance and related expenses for employees primarily within the Company’s manufacturing operations, where positions will be eliminated through the end of the second quarter of 2006 in conjunction with continued outsourcing of production to the Company’s manufacturing partners. The restructuring is necessary to balance our production capacity with our level of outsourced manufacturing and the Company currently expects to incur additional restructuring charges over the three quarters totaling approximately $120 thousand.
     Due to an increase in revenue, combined with a decline in interest expense and an increase in interest income, our profitability has increased for the three and nine months ended September 30, 2005 compared to the same periods in 2004. Our interest income continues to increase as we continue to generate income from operations and see the benefit of rising interest rates. Interest expense has decreased over the prior year due to a lower outstanding debt balance in the first nine months of 2005. We have increased our investment in research and development over the prior year and we currently plan to continue to increase our spending on development of new standards based products. Our profitability has been negatively impacted by restructuring charges primarily resulting from our transition to outsourced manufacturing as well as lower average gross margin as a percentage of revenue. Gross margins as a percentage of revenue have declined largely due to our product mix, with more revenues coming from higher volume products sold at more competitive prices. Our gross margin as a percentage of revenue has also been negatively impacted by increases in our excess and obsolete inventory provision and purchase commitment liabilities associated with our manufacturing transfers to our contract manufacturing partners, as well as higher silicon prices due to industry shortages. We also continue to incur some redundant manufacturing costs as we move forward with outsourcing our internal manufacturing to our partners Celestica and Foxconn.

     In addition, on October 25, 2005 the Board of Directors authorized an increase in the repurchase of our outstanding shares of Common Stock from a previously approved $5 million to $25 million. The Company currently intends to purchase the notes and stock on the open market or through privately negotiated transactions from time to time subject to market conditions.
     During the three and nine months ended September 30, 2005, we incurred $100 thousand and $131 thousand of stock-based compensation expense associated with the vesting of restricted stock as well as the issuance of stock options to a consultant. For the nine months ended September 30, 2005 we have issued 65 thousand shares of restricted stock and anticipate incurring approximately $900 thousand in compensation expense over the next three years associated with the unvested shares included in these grants. During the three and nine months ended September 30, 2004, we incurred $255 and $788 thousand of stock-based compensation expense associated with shares to be issued pursuant to the Company’s 1996 Employee Stock Purchase Plan (“ESPP”). We incurred stock-based compensation expense because the original number of ESPP shares approved by the shareholders was insufficient to meet employee demand for an ESPP offering which was consummated in February of 2003 and ended in August of 2004. The Company subsequently received shareholder approval for additional ESPP shares in May 2003.
     Cash and cash equivalents and investments amounted to $225.3 million and $198.6 million at September 30, 2005 and December 31, 2004, respectively. The increase in cash and cash equivalents and investments during the nine months ended September 30, 2005, was primarily due to cash provided from operating activities. We generated net cash from operations in excess of net income in the nine months ended September 30, 2005. Management believes that cash flows from operations, available cash and investment balances, and short-term borrowings will be sufficient to fund our operating liquidity needs for the short-term and long-term.
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
     Adverse Purchase Commitments
     We are contractually obligated to reimburse our contract manufacturers for the cost or liability for excess inventory used in the manufacture of our products, for which there is no alternative use. As we continue to execute on our strategy of increasing the level of outsourced manufacturing the liability for adverse purchase commitments will become more significant. This will be offset, however, by lower required reserves for excess and obsolete exposure on lower amount of Company-owned inventory. Estimates for adverse purchase commitments are derived from reports received from our contract manufacturers. Increases to this liability are charged to cost of goods sold. When and if the Company takes possession of inventory reserved for in this liability, the liability is transferred from other liabilities to our excess and obsolete inventory reserve. This liability, referred to as adverse purchase commitments, is provided for in other accrued liabilities. Adverse purchase commitments amounted to $842 thousand and $485 thousand at September 30, 2005 and December 31, 2004, respectively.

Results of Operations
     The following table sets forth certain operating data as a percentage of revenues for the three and nine months ended September 30, 2005 and 2004.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues	100%	100%	100%	100%
Cost of sales	71.0	67.5	69.9	67.8

Gross margin	29.0	32.5	30.1	32.2
Research and development	9.9	11.4	11.2	11.2
Selling, general, and administrative	10.2	12.5	11.4	12.6
Intangible assets amortization	0.7	0.8	0.8	0.9
Restructuring and other charges (reversals)	(0.1)	0.7	0.5	(0.2)

Income from operations	8.5	7.1	6.2	7.7
Loss on repurchase of convertible subordinated notes	—	—	—	(0.2)
Interest expense	(0.7)	(0.9)	(0.8)	(1.6)
Interest income	2.3	1.3	2.2	1.3
Other (expense) income, net	(0.2)	(0.5)	(0.3)	(0.2)

Income before income tax provision	9.9	7.0	7.3	7.0
Income tax provision	2.0	0.8	1.7	1.4

Net income	7.9%	6.2%	5.6%	5.6%

     Comparison of Three and Nine Months Ended September 30, 2005 and 2004
     Revenues. Revenues increased by $13.1 million or 21.2%, from $61.7 million in the three months ended September 30, 2004 to $74.9 million in the three months ended September 30, 2005. Revenues increased by $15.2 million or 8.3%, from $183.1 million in the nine months ended September 30, 2004 to $198.3 million in the nine months ended September 30, 2005.
     The increase in revenues for the three months ended September 30, 2005 compared to the same period in 2004, is due to an increase in revenues in the communications networking market of $15.9 million offset by a decrease in revenues from the commercial systems market of $2.8 million. The increase in revenue for the nine months ended September 30, 2005 compared to the same period in 2004, is due to an increase in revenues in the communications networking market of $22.2 million offset by a $7.0 million decrease in revenues from the commercial systems market.
     Revenues in the communications networking market increased in the three and nine months ended September 30, 2005 compared to the same periods in 2004 due to strong demand within the wireless market as our product content continues to expand with 2.5 and 3G deployments. Revenues were also higher in the third quarter due to an initial deployment of new products by one of our customers. We currently expect revenues to decline by 4% to 9% for the three months ended December 31, 2005 compared to the three months ended September 30, 2005.
     Revenues in the commercial systems market decreased in the three and nine months ended September 30, 2005 compared to the same period in 2004, primarily due to declines in our industrial automation and transaction terminal business, partially offset by increases within our medical and test and measurement market. The increase in revenues from the medical market is attributable to design wins that have ramped into production during 2005.
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
     From a geographic perspective, for the three and nine months ended September 30, 2005 compared to the same period in 2004 the overall increase in revenues was split between customers located in the EMEA and Asia Pacific region. For the nine month period ended September 30, 2005 compared to the same period in 2004 revenues in the EMEA region increased by $11.2 million while Asia

Pacific revenues increased by $13.6 million. This increase to the Asia Pacific region is due to existing multinational customers receiving products directly into the Asia Pacific region. For the three and nine months ended September 30, 2005 revenues from North America declined by $4.6 million and $9.6 million, respectively, compared to the same periods in 2004. The decline in this region has been a result of declines in our industrial automation and transaction terminal business as well as a shift of sales for our multinational customers receiving directly into the Asia Pacific region. We currently expect continued quarterly fluctuations in the percentage of revenue from each geographic region.
     Gross Margin. Gross margin for the three months ended September 30, 2005 was 29.0% compared to 32.5% for the same period in 2004. Gross margin for the nine months ended September 30, 2005 was 30.1% compared to 32.2% for the same period in 2004.
     Approximately half of the decrease in gross margin as a percentage of revenues for the three and nine months ended September 30, 2005 compared to the same periods in 2004 was attributable to product mix as more of our revenue is coming from higher volume products with competitive pricing. The remainder of the decrease is associated with our provision for excess and obsolete inventory and purchase commitment liabilities associated with our outsourced manufacturing operations and higher silicon prices due to industry shortages. We also continue to incur some redundant manufacturing costs as we move forward with outsourcing our internal manufacturing to our partners Celestica and Foxconn.
     Based on current forecasted revenue mix and higher silicon prices, we currently anticipate that gross margins will be in the high 20’s range for the next few quarters. This margin range excludes any impact from stock-based compensation expense that would result from the implementation of a new accounting standard that requires the recognition of stock-based compensation expense associated with employee stock options, which will be effective in 2006.
     Research and Development. Research and development expenses consist primarily of salary, bonuses, and benefits for product development staff, and cost of design and development supplies and equipment, net of reimbursements for non-recurring engineering services. Research and development expenses increased $372 thousand, or 5.3%, from $7.0 million for the three months ended September 30, 2004 to $7.4 million for the three months ended September 30, 2005. Research and development expenses increased $1.7 million, or 8.4% from $20.5 million for the nine months ended September 30, 2004 to $22.2 million for the nine months ended September 30, 2005. Our investment in the development of standards-based products, such as ATCA, has increased our research and development expense for the three and nine months ended September 30, 2005 compared to the same periods in 2004. During the third quarter of 2005 we continued to increase headcount at our Shanghai development center and added other expenses in connection with the development of the infrastructure to support this location. Another factor increasing research and development expenses is an increase in variable compensation that is linked to our profitability. We currently anticipate increasing spending on research and development during the fourth quarter of 2005 by approximately $1 million compared to spending in the third quarter of 2005.
     Selling, General, and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of salary, commissions, bonuses and benefits for sales, marketing, executive, and administrative personnel, as well as the costs of professional services and costs of other general corporate activities. SG&A expenses decreased by $109 thousand or 1.4%, from $7.7 million for the three months ended September 30, 2004 to $7.6 million for the three months ended September 30, 2004. SG&A expenses decreased $508 thousand, or 2.2%, from $23.1 million for the nine months ended September 30, 2004 to $22.6 million for the nine months ended September 30, 2005. The decrease in SG&A expense in the nine months ended September 30, 2005 is primarily associated with $614 thousand in non-reoccurring costs that were recognized in the first quarter of 2004 associated with a potential acquisition that was ultimately abandoned. Without these costs we would have seen a slight increase in SG&A expense due to annual merit increases and increased variable sales and marketing expenses.
     Stock-based Compensation Expense. During the three and nine month periods ended September 30, 2005, the Company incurred $100 thousand and $131 thousand, respectively, of stock-based compensation. Stock based on compensation incurred in 2005 is associated with the issuance of restricted stock and the issuance of stock option to a consultant. During the three and nine months ended September 30, 2004, we incurred $255 thousand and $788 thousand of stock-based compensation expense, respectively. The stock-based compensation expense was associated with shares to be issued pursuant to our 1996 Employee Stock Purchase Plan (“ESPP”). We incurred stock-based compensation expense because the original number of ESPP shares approved by the shareholders was insufficient to meet employee demand for an ESPP offering which was consummated in February 2003 and ended in August 2004. We subsequently received shareholder approval for additional ESPP shares in May 2003. The shares issued in the February 2003 ESPP offering in excess of the original number of ESPP shares approved at the beginning of the offering (the “shortfall”) triggered recognition of stock-based compensation expense under the intrinsic value method. The shortfall amounted to 138 thousand and 149 thousand shares in May 2004 and August 2004, respectively.

     We recognized stock-based compensation expense as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Cost of sales	$6	$101	$10	$182
Research and development	67	92	80	343
Selling, general, and administrative	27	62	41	263

	$100	$255	$131	$788

     Intangible Assets Amortization. Intangible assets consist of purchased technology, patents and other identifiable intangible assets. Intangible assets amortization expense was $513 thousand and $515 thousand for the three months ended September 30, 2005 and 2004, respectively. Intangible assets amortization expense was $1.5 million and $1.7 million for the nine months ended September 30, 2005 and 2004, respectively. Intangible assets amortization decreased due to certain intangible assets becoming fully amortized during the first and second quarters of 2004. Goodwill and all other intangible assets have been and will periodically be evaluated for impairment. We perform reviews for impairment of goodwill and all purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We completed our annual goodwill impairment analysis as of September 30, 2005 and concluded that as of September 30, 2005, there was no goodwill or intangible assets impairment. We are required under certain circumstances, to update our impairment analysis, which may result in losses on acquired goodwill and intangible assets.
     Restructuring and Other Charges (Reversals). We evaluate the adequacy of the accrued restructuring and other charges on a quarterly basis. As a result, we record certain reclassifications and reversals to the accrued restructuring and other charges based on the results of the evaluation. The total accrued restructuring and other charges for each restructuring event are not affected by reclassifications. Reversals are recorded in the period in which we determine that expected restructuring and other obligations are less than the amounts accrued. Tables summarizing the activity in the accrued liability for each restructuring event are contained in Note 7 of the Notes to the Unaudited Consolidated Financial Statements. During the first nine months of 2005 and 2004, we recorded restructuring and other charges and reversals as described below.
     During the second quarter of 2005 the Company initiated a plan to eliminate 93 positions over the next four quarters and incurred a $1.1 million charge associated with this plan. The elimination of these positions is the result of the increase in outsourced manufacturing. The restructuring charge incurred included severance and other employee-related separation costs for 93 employees. We expect the workforce reduction to be substantially completed by June 30, 2006.
     Additions. In addition to the severance and other employee-related separation costs associated with the second quarter 2005 restructuring, during the three and nine months ending September 30, 2005 we recorded additions to our restructuring reserves of $91 thousand and $230 thousand, respectively. The additions included higher then anticipated severance payments, retention bonuses, relocation costs, fixed asset impairments and building repair costs.
     Reversals. During the three and nine months ended September 30, 2005 we recorded total reversals amounting to $218 thousand and $337 thousand. The reversals were primarily associated with three employees who left the company prior to receiving a severance payment and three employees who were retained to fill new positions within the Company. We recorded reversals amounting to $858 thousand during the nine months ended September 30, 2004 relating primarily to a buy-out of the remaining lease obligations on our Houston facility vacated as a result of the restructuring events and various amounts originally accrued for certain non-cancelable leases for facilities vacated as a result of the restructuring events. We entered into subleasing arrangements for a portion of these facilities and as a result we reduced the restructuring accruals.
     Loss on the Repurchase of Convertible Notes. In the first quarter of 2005, we repurchased $1.0 million principal amount of the convertible subordinated notes, with an associated discount of $12 thousand. We repurchased the notes in the open market for $990 thousand and, as a result, recorded a loss of $3 thousand. In the second quarter of 2005, the Company repurchased $125 thousand principal amount of the convertible subordinated notes at face value for a loss of $1 thousand. In the three months ended June 30, 2004, we repurchased $58.8 million principal amount of the convertible subordinated notes, with an associated discount of $897 thousand. We repurchased the notes in the open market for $58.2 million and, as a result, recorded a loss of $387 thousand. On October 19, 2005 we repurchased $6.4 million principal amount of the convertible subordinated notes, with an associated discount of $57 thousand. We repurchased the notes in the open market for $6.4 million and, as a result, we will record a loss of $46 thousand in the fourth quarter of 2005. The repurchase of the remaining $2.5 million principal amount of the convertible subordinated notes has been approved by the board of directors and when and if we repurchase the remaining convertible subordinated notes, we anticipate incurring a loss on the repurchase of the notes.
     Interest Expense. Interest expense includes interest incurred on convertible senior and subordinated notes. Interest expense decreased $18 thousand, or 3.3%, from $545 thousand million for the three months ended September 30, 2004 to $527 thousand for the three months ended September 30, 2005. Interest expense decreased $1.4 million, or 47.2%, from $3.0 million for the nine months ended September 30, 2004 to $1.6 million for the nine months ended September 30, 2005. The decrease in the interest expense for the three and nine months ended September 30, 2005 compared to the same period in 2004 is due to the decrease in interest expense associated with the convertible subordinated notes as a result of the repurchase of $58.8 million principal amount of subordinated convertible notes during 2004.
     Interest Income. Interest income increased $948 thousand, or 118.2%, from $802 thousand for the three months ended September 30, 2004 to $1.8 million for the three months ended September 30, 2005. Interest income increased $1.9 million, or 77.8%, from $2.4 million for the nine months ended September 30, 2004 to $4.3 million for the nine months ended September 30, 2005. Interest income increased as a result of a higher average balance of cash, cash equivalents and investments for the three and nine months ended September 30, 2005 compared to the same period in 2004. Increasing interest rates and a shift in our investment portfolio towards higher yielding auction rate securities has also contributed to the increase in interest income.
     Other (Expense) Income, net. Other (expense) income, net, primarily includes foreign currency exchange gains and losses. Other (expense) income, net, was ($147) thousand for the three months ended September 30, 2005 compared to ($289) thousand for the three months ended September 30, 2004. Other (expense) income, net, was ($609) thousand for the nine months ended September 30, 2005 compared to ($238) thousand for the nine months ended September 30, 2004.
     Foreign currency exchange rate fluctuations resulted in a net loss of $133 thousand for the three months ended September 30, 2005 compared to a net loss of $236 thousand for the three months ended September 30, 2004. Foreign currency exchange rate fluctuations resulted in a net loss of $558 thousand for the nine months ended September 30, 2005 compared to a net loss of $105 thousand for the nine months ended September 30, 2004. Due to certain events in late 2004, we changed the functional currency of our Irish subsidiaries from the Euro to the U.S. Dollar effective January 1, 2005, as required by U.S. generally accepted accounting principles. As a result, our Irish subsidiaries incurred no exchange rate gains or losses on transactions denominated in U.S. dollar for the three or nine months ended September 30, 2005. The remainder of the change in the foreign currency exchange rate fluctuations is primarily associated with the strengthening of the U.S. dollar relative to Euro and the Japanese Yen.
     Net of the change in net losses related to foreign currency exchange rate fluctuations, the change in Other expense, net, for the three months ended September 30, 2005 compared to the same period in 2004, is primarily attributable to losses associated with the cash surrender value of life insurance policies included in our executive deferred compensation plan.
     Income Tax Provision (Benefit). We recorded a tax provision of $1.5 million and a tax provision of $524 thousand for the three months ended September 30, 2005 and 2004, respectively. We recorded a tax provision of $3.4 million and a tax provision of $2.6 million for the nine months ended September 30, 2005 and 2004, respectively. The increase in the income tax provision for the nine months ended September 30, 2005 as compared to the same period in 2004 is due to generating more pre-tax income. The Company’s expected effective tax rate for the year ended 2005 is 23.3% compared to 20.0% for the year ended December 31, 2004. The increase in the effective tax rate between the first nine months of 2005 and the year ended December 31, 2004 is primarily due to a decrease in tax benefit related to certain qualified export sales and a decrease in tax credits. The 2005 estimated effective tax rate is based on current tax law and the current expected income, and assumes that the Company continues to receive the tax benefits associated with certain income associated with foreign jurisdictions. The tax rate may be affected by potential acquisitions, restructuring events or divestitures, the jurisdictions in which profits are determined to be earned and taxed, and the ability to realize deferred tax assets.
     On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the “Act”). One of the key provisions of the Act includes a repeal of the extraterritorial income exclusion with certain transitional rules. In its place, the Act provides a relief provision for domestic manufacturers by providing a new domestic manufacturing deduction. The Act also includes a temporary incentive for U.S. multinationals to repatriate foreign earnings and other international tax reforms designed to improve the global competitiveness of U.S. multinationals. We are currently evaluating the impact of the Act on our effective tax rate, cash flows and financial statements. On October 4, 2004 the Working Families Tax Relief Act of 2004 was enacted which extended several expired business related tax breaks, including the research and development tax credit. Under the new law the research and development tax credit was retroactively reinstated to June 30, 2004 and is available through December 31, 2005. For the year ended December 31, 2004 we recorded a research and development tax credit in the amount of $407 thousand, a portion of which would not have been recorded had the Working Families Tax Relief Act of 2004 not been enacted. We expect to record a federal research and development credit of approximately $331 thousand for the year ended 2005.
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
     Given the preliminary stage of our evaluation, it is not possible at this time to determine what impact the repatriation provisions will have on our consolidated tax accruals or our effective tax rate. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Act as of September 30, 2005.
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

Liquidity and Capital Resources
     The following table summarizes selected financial information as of the dates indicated and for each of the three months ended on the dates indicated:

	September 30,	December 31,	September 30,
	2005	2004	2004
	(Dollar amounts in thousands)
Working capital	$247,513	$186,634	$182,237
Cash and cash equivalents and investments	$225,287	$198,619	$188,882
Cash and cash equivalents	$83,746	$80,566	$114,424
Short-term investments	$141,541	$78,303	$38,608
Accounts receivable, net	$47,840	$42,902	$40,862
Inventories, net	$18,755	$22,154	$21,155
Long-term investments	$—	$39,750	$35,850
Accounts payable	$40,494	$31,585	$29,143
Convertible senior notes	$97,246	$97,148	$97,115
Convertible subordinated notes	$8,787	$9,867	$9,856
Days sales outstanding (1)	58	54	60
Days to pay (2)	70	59	64
Inventory turns (3)	11.3	6.9	7.9
Inventory turns — days (4)	32	48	46
Cash cycle time — days (5)	20	43	43

(1)	Based on ending net trade receivables divided by (quarterly revenue, annualized and divided by 365 days).

(2)	Based on ending accounts payable divided by (quarterly cost of sales, annualized and divided by 365 days).

(3)	Based on quarterly cost of sales, annualized divided by ending inventory.

(4)	Based on ending inventory divided by (quarterly cost of sales, annualized and divided by 365 days).

(5)	Days sales outstanding plus inventory turns — days, less days to pay.
Cash and cash equivalents increased by $3.2 million from $80.6 million at December 31, 2004 to $83.7 million at September 30, 2005. Activities impacting cash and cash equivalents are as follows:
Cash Flows

	For the Nine Months Ended
	September 30,
	2005	2004
	(In thousands)
Cash provided by operating activities	$25,411	$18,989
Cash used in provided by investing activities	(27,696)	(4,019)
Cash provided (used in ) by financing activities	6,338	(50,364)
Effects of exchange rate changes	(873)	(107)

Net increase (decrease) in cash and cash equivalents	$3,180	$(35,501)

     We have generated cash from operating activities in amounts greater than net income in the nine months ended September 30, 2005 and 2004, driven mainly by improved management of our working capital. We currently believe that cash flows from operations, available cash balances, and short-term borrowings will be sufficient to fund our operating liquidity needs.
     During the nine months ended September 30, 2005 we used net cash provided by operating activities for capital expenditures amounting to $4.2 million. During the nine months ended September 30, 2005, capital expenditures included our continued investment in equipment to support the Company’s China based manufacturing partner as well as leasehold improvements, office equipment and software to support our continued growth and productivity.

     Net cash provided by operating activities was also used for severance payments amounting to approximately $1.5 million associated with our 2004 restructuring activities. During the second quarter of 2005 the Company entered a restructuring plan that included the elimination of 93 employees. As these employee positions are eliminated over the next three quarters we will be required to make severance payments totaling approximately $764 thousand.
     During the nine months ended September 30, 2005 we also used $1.1 million to repurchase our 5.5% convertible subordinated notes. Subsequent to the third quarter of 2005 we purchased an additional $6.4 million principle amount of the 5.5% convertible subordinated notes. The Board of Directors has approved the repurchase of the remaining $2.5 million principal amount of the convertible subordinated notes and $25.0 million of our outstanding shares of Common Stock. We will consider the purchase of the notes and Common Stock on the open market or through privately negotiated transactions from time to time subject to market conditions. In addition to the potential repurchase of our outstanding Common Stock and convertible subordinated notes we intend to use our working capital to expand our product offerings through research and development and potential acquisitions.
     During the nine months ended September 30, 2005 we received $7.5 million in proceeds from the issuance of Common Stock through the Company’s stock compensation plans.
     Changes in foreign currency rates impacted beginning cash balances during the nine months ended September 30, 2005, by $873 thousand. Due to the Company’s international operations where transactions are recorded in functional currencies other than the U.S. Dollar, the effects of changes in foreign currency exchange rates on existing cash balances during any given periods results in amounts on the consolidated statements of cash flows that may not reflect the changes in the corresponding accounts on the consolidated balance sheets.
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
     As of September 30, 2005 and December 31, 2004 working capital was $247.5 million and $186.6 million, respectively. Working capital increased by $60.9 million due to a shift in our investments from long term to short term combined with our net positive cash flow from operating and financing activities generated during the first three quarters of 2005.
     Management believes that cash flows from operations, available cash balances, and short-term borrowings will be sufficient to fund our operating liquidity needs for the short-term and long-term future.
Investments
     Investments consisted of the following (in thousands):

	June 30,	December 31,
	2005	2004
Short-term held-to-maturity investments, including unamortized premium of $9 and $103, respectively	$47,991	$17,303

Short-term available-for-sale investments	$93,550	$61,000

Long-term held-to-maturity investments*	$—	$39,750

*	Long term investments were purchased at par value and therefore there is no discount or premium associated with these investments.
     We invest excess cash in debt instruments of the U.S. Government and its agencies, those of high-quality corporate issuers and municipalities. The Company’s investments in the debt instruments of municipalities primarily consist of investments in auction rate securities. Auction rate securities generally have maturity dates far into the future but due to a resetting interest rate feature associated with these instruments they are readily tradable and rarely have differences between there par value and fair market value. As we do not intend to hold these investments until maturity they are classified as available-for-sale and any unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income. The Company’s investment policy requires that the total investment portfolio, including cash and investments, not exceed a maximum weighted-average maturity of 18 months. In addition, the policy mandates that an individual investment must have a maturity of less than 36 months, with no more than 20% of the total portfolio exceeding 24 months. As of September 30, 2005, the Company was in compliance with its investment policy.
Line of Credit
     During the first quarter of 2005, we renewed our line of credit facility, which expires on March 31, 2006, for $20.0 million at an interest rate based upon the lower of the London Inter-Bank Offered Rate (“LIBOR”) plus 1.0% or the bank’s prime rate. The line of credit is collateralized by our non-equity investments and is reduced by any standby letters of credit. At September 30, 2005, we had a standby letter of credit outstanding related to one of our medical insurance carriers for $105 thousand. The par value of non-equity investments must exceed 125.0% of the borrowed facility amount, and the investments must meet specified investment grade ratings.
     As of September 30, 2005 and December 31, 2004, there were no outstanding balances on the standby letter of credit or line of credit and we were in compliance with all debt covenants.
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
     As of September 30, 2005 and December 31, 2004 the Company had outstanding convertible senior notes with a face value of $100 million. As of September 30, 2005 and December 31, 2004 the book value of the convertible senior notes was $97.2 million and $97.1 million respectively, net of unamortized discount of $2.8 million and $2.9 million, respectively. The estimated fair value of the convertible senior notes was $99.3 million and $106.8 million at September 30, 2005 and December 31, 2004, respectively.
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
     As of September 30, 2005 and December 31, 2004 we had outstanding convertible subordinated notes with a face value of $8.9 million and $10.0 million, respectively. As of September 30, 2005 and December 31, 2004 the book value of the convertible subordinated notes was $8.8 million and $9.9 million, respectively, net of amortized discount of $81 thousand and $126 thousand, respectively. The estimated fair value of the convertible subordinated notes was $8.9 million and $10.0 million at September 30, 2005 and December 31, 2004, respectively.
     On October 19, 2005 we repurchased $6.4 million principal amount of the convertible subordinated notes, with an associated discount of $57 thousand. We repurchased the notes in the open market for $6.4 million and, as a result, we will record a loss of $46 thousand in the fourth quarter of 2005.
     On April 26, 2005 the Board of Directors approved the repurchase of the remaining $2.5 million principal amount of the convertible subordinated notes. The Company will consider the purchase of the notes on the open market or through privately negotiated transactions from time to time subject to market conditions.
Stock Repurchase Program
     On October 25, 2005 the Board of Directors authorized an increase in the repurchase of our outstanding shares of Common Stock from a previously approved $5 million to $25 million. The Company will consider the purchase of Common Stock on the open market or through privately negotiated transactions from time to time subject to market conditions.

Contractual Obligations
     The following summarizes the Company’s contractual obligations at September 30, 2005 and the effect of such on its liquidity and cash flows in future periods (in thousands).

	2005*	2006	2007	2008	2009	Thereafter
Future minimum lease payments	$828	$2,322	$1,975	$1,940	$1,883	$3,452
Purchase obligations(1)	21,809	—	—	—	—	—
Interest on convertible notes	688	1,863	1,863	1,375	1,375	19,250
Convertible senior notes(2)	—	—	—	100,000	—	—
Convertible subordinated notes(2)	—	—	8,868	—	—	—

Total	$23,325	$4,185	$12,706	$103,315	$3,258	$22,702

*	Remaining three months
(1)	Purchase obligations include agreements or purchase orders to purchase goods or services that are enforceable and legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(2)	The convertible senior notes and the convertible subordinated notes are shown at their face values, gross of unamortized discount amounting to $2.8 million and $81 thousand, respectively at September 30, 2005. On or after November 15, 2008, we may redeem the convertible senior notes at any time. On November 15, 2008, November 15, 2013, and November 15, 2018, holders of the convertible senior notes will have the right to require the Company to purchase, in cash, all or any part of the notes held by such holder at a purchase price equal to 100% of the principal amount of the notes being purchased, together with accrued and unpaid interest and additional interest, if any, up to but excluding the purchase date. The convertible subordinated notes are payable in full in August 2007.
Off-Balance Sheet Arrangements
     We do not engage in any activity involving special purpose entities or off-balance sheet financing.
Liquidity Outlook
     We believe that our current cash and cash equivalents and investments, net, amounting to $225.3 million at September 30, 2005 and cash generated from operations will satisfy our short and long-term expected working capital needs, capital expenditures, stock and debt repurchases, and other liquidity requirements associated with our existing business operations. Capital expenditures are expected to range from $1 million to $1.5 million per quarter.

FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q may contain forward-looking statements. Our statements concerning our beliefs about the success of our shift in business strategy from perfect-fit solutions to standards-based solutions, expectations and goals for revenues, gross margin, research and development expenses, selling, general, and administrative expenses, effective tax rates, the impact of our restructuring events on future revenues, the anticipated cost savings effects of our restructuring activities, and our projected liquidity are some of the forward-looking statements contained in this Quarterly Report on Form 10-Q. All statements that relate to future events or to our future performance are forward-looking statements. In some cases, forward-looking statements can be identified by terms such as “may,” “will,” “should,” “expect,” “plans,” “seeks,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “seek to continue,” “intends,” or other comparable terminology. These forward-looking statements are made pursuant to safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or our industries’ actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements.
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
     During 2004, we derived 58.2% of our revenues from five customers. These five customers were Nokia, Nortel, IBM, Comverse and Diebold. During 2004, revenues attributable to Nokia and Nortel were 28.5% and 13.7%, respectively. For the nine months ended September 30, 2005, we derived 67.6% of our revenue from five customers. These five customers were Nokia, Nortel, Comverse, Philips and Avaya. For the nine months ended September 30, 2005, revenues attributable to Nokia and Nortel were 36.6% and 15.1%, respectively. We believe that sales to these customers will continue to be a substantial percentage of our revenues. A financial hardship experienced by, or a substantial decrease in sales to, any one of our top customers could materially adversely affect revenues and profitability.
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
     We are shifting our business from predominately perfect fit solutions to more standards-based solutions, such as ATCA products. There can be no assurance that this strategy will be successful. This strategy requires us to make substantial expenditures for research and development in new technologies that we reflect as a current expense in our financial statements. In support of this long-term strategy, over the last four quarters we have shifted our new product research and development investments from 80% custom, single-use designs to today where have now over 80% of new product investment directed toward multi-use standards-based products. We believe that these investments in standards-based products and new technologies will allow us to provide a broader set of products and building blocks to take to market and allow us to grow on a long-term basis. Revenues from some of these investments, such as ATCA, are not expected to result in any significant revenues for at least twelve to eighteen months. Accordingly, these expenditures could adversely affect our short-term earnings. In addition, there is no assurance that these new products and technologies will be accepted by our customers and, if accepted, how large the market will be for these products or what the timing will be for any meaningful revenues. If we are unable to successfully develop and sell standards-based products to our customers, our revenues, profitability and financial condition could be materially adversely affected.
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

Our business depends on the communications networking and commercial systems markets in which demand can be cyclical, and any inability to sell products to these markets could have a material adverse effect on our revenues.
     We derive our revenues from a number of diverse end markets, some of which are subject to significant cyclical changes in demand. In 2004, we derived 68.1% and 31.9% of our revenues from the communications networking and commercial systems markets, respectively. For the nine months ended September 30, 2005, we derived 74.4% and 24.4% of our revenues from the communications networking and commercial systems markets, respectively. We believe that our revenues will continue to be derived primarily from these two markets. Communications networking revenues include, but are not limited to, sales to Avaya, Comverse, IBM, Lucent, Nokia and Nortel. Commercial systems revenues include, but are not limited to, sales to Agilent Technologies, Beckman Coulter, Diebold, Philips Medical and Seimens AG. Generally, our customers are not the end-users of our products. If our customers experience adverse economic conditions in the markets into which they sell our products (end markets), we would expect a significant reduction in spending by our customers. Some of these end markets are characterized by intense competition, rapid technological change and economic uncertainty. Our exposure to economic cyclicality and any related fluctuation in customer demand in these end markets could have a material adverse effect on our revenues and financial condition. Significant reduction in our customers’ spending, such as what we experienced in 2001 and 2002, will result in decreased revenues and earnings. We continue to execute on our strategy of expanding into new end markets either through new product development projects with our existing customers or through new customer relationships, but no assurance can be given that this strategy will be successful.
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
     We depend on a few suppliers, or in some cases one supplier, for a continuing supply of the components we use in the manufacture of our products and any disruption in supply or decline in quality of components supplied could adversely impact our financial performance. For example, we are dependent solely on Intel for the supply of some microprocessors and other components, and we depend on LSI, Epson Electronic America, Broadcom, NEC, Chen Ming, Triax and Texas Instruments as the sole source suppliers for other components such as integrated circuits and mechanical assemblies. Alternative sources of supply for some of these components would be difficult to locate and/or it would require a significant amount of time and resources to establish an alternative supply line. We also rely on contract manufacturers as the suppliers of certain RadiSys products. Alternative sources of supply for the RadiSys products that our contract manufacturers produce would be difficult to locate and/or it would require a significant amount of time and resources to establish an alternative supply line, including transitioning the products to be internally produced. In addition, any decline in the quality of components supplied by our vendors or products produced by our contract manufacturing partners could adversely impact our reputation.
We are shifting a significant portion of our manufacturing to third party contract manufacturers and our inability to properly transfer our manufacturing or any failed or less than optimal execution on their behalf could adversely affect our revenues and profitability.
     We have traditionally manufactured a substantial portion of our products. To lower our costs and provide better value and more competitive products for our customers and to achieve higher levels of global fulfillment, we are shifting a significant amount of our manufacturing to third party contract manufacturers. As of September 30, 2005, our contract manufacturing partners were manufacturing approximately 75% of total unit volumes. We expect to increase our outsourcing to our contract manufacturers to 80% or more of our unit volume by the end of 2005. If we do not properly transfer our manufacturing expertise to these third party manufacturers or they fail to adequately perform, our revenues and profitability could be adversely affected. Among other things, inadequate performance from our contract manufacturers could include the production of products that do not meet our high quality standards or unanticipated scheduling delays in production and delivery. We also rely on contract manufacturers as the suppliers of certain RadiSys products. Alternative sources of supply for the RadiSys products that our contract manufacturers produce would be difficult to locate and/or it would require a significant amount of time and resources to establish an alternative supply line, including transitioning the products to be internally produced. We currently utilize several contract manufacturers for outsourced board and system production; however, we depend on two primary contract manufacturing partners, Foxconn, and Celestica, Inc.

Competition in the market for embedded systems is intense, and if we lose our position, our revenues and profitability could decline.
          We compete with a number of companies providing embedded systems, including Advantech Co., Artesyn Technologies, Continuous Computing, Embedded Communications Computing Group , a unit of Motorola, divisions within Intel Corporation, Kontron AG, and SBS Technologies. Because the embedded systems market is growing, it is attracting new non-traditional competitors. These non-traditional competitors include contract-manufacturers that provide design services and Asian-based original design manufacturers. Some of our competitors and potential competitors have a number of significant advantages over us, including:
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
          In 2004, we derived 5.0% of our revenues from Canada and Mexico, 50.1% of our revenues from EMEA and 6.1% from Asia Pacific. For the nine months ended September 30, 2005, we derived 5.1% of our revenues from Canada and Mexico, 50.1% of our revenues from EMEA and 6.1% from Asia Pacific. In addition, during 2004 we opened a design center in Shanghai, China and began to utilize a contract manufacturer in Shenzhen, China. For the nine months ended September 30, 2005 approximately 50% of our total revenues were associated with products produced at our new China contract manufacturer. As a result, we are subject to worldwide economic and market condition risks generally associated with global trade, such as fluctuating exchange rates, tariff and trade policies, domestic and foreign tax policies, foreign governmental regulations, political unrest, wars and other acts of terrorism and changes in other economic conditions. These risks, among others, could adversely affect our results of operations or financial position. Additionally, some of our sales to overseas customers are made under export licenses that must be obtained from the United States Department of Commerce. Protectionist trade legislation in either the United States or other countries, such as a change in the current tariff structures, export compliance laws, trade restrictions resulting from war or terrorism, or other trade policies could adversely affect our ability to sell or to manufacture in international markets. Furthermore, revenues from outside the United States are subject to inherent risks, including the general economic and political conditions in each country. These risks, among others, could adversely affect our results of operations or financial position.
If we are unable to generate sufficient income in the future, we may not be able to fully utilize our net deferred tax assets or support our current levels of goodwill and intangible assets on our balance sheet.
          We cannot provide absolute assurance that we will generate sufficient taxable income in the future to fully utilize the net deferred tax assets of $27.3 million as of September 30, 2005. We may not generate sufficient taxable income due to earning lower than forecasted net income or incurring charges associated with unusual events, such as restructurings and acquisitions. Accordingly, we may record a full valuation allowance against the deferred tax assets if our expectations of future taxable income are not achieved. On the other hand, if we generate taxable income in excess of our expectations, the valuation allowance may be reduced accordingly. We also cannot provide absolute assurance that future income will support the carrying amount of goodwill and intangibles of $30.2 million on the Consolidated Balance Sheet as of September 30, 2005, and therefore, we may incur an impairment charge in the future.
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
          The price of our Common Stock may be subject to wide, rapid fluctuations. Our period-to-period revenues and operating results have varied in the past and may continue to vary in the future, and any such fluctuations may cause our stock price to fluctuate. Fluctuations in the stock price may also be due to other factors, such as changes in analysts’ estimates regarding earnings, or may be due to factors relating to the communications networking and commercial systems markets in general. Shareholders should be willing to incur the risk of such fluctuations.
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
          The most significant pieces of legislation relate to two European Union (“EU”) directives aimed at wastes from electrical and electronic equipment (“WEEE”) and the restriction of the use of certain hazardous substances (“RoHS”). Specifically, the RoHS directive prohibits the use of certain types of materials, such as lead, in the manufacturing of electronic products. As of July 1, 2006 products sold within the EU, a market in which we sell a significant amount of our products, must be RoHS compliant. Failure to comply with such legislation could result in our customers refusing to purchase our products and subject us to significant monetary penalties in connection with a violation. In addition, poor execution of the transition RoHS compliant inventory could result in large balances of excess or obsolete inventory. If these risks are not addressed the impact could have a materially adverse affect on our business, financial condition and results from operations.
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
          Interest Rate Risk. We invest excess cash in debt instruments of the U.S. Government and its agencies, those of high-quality corporate issuers and municipalities. The Company’s investments in the debt instruments of municipalities primarily consist of investments in auction rate securities. We attempt to protect and preserve our invested funds by limiting default, market, and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely affected due to a rise in interest rates while floating rate securities may produce less income than expected if interest rates decline. Due to the short duration of most of the investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair value of our investment portfolio. Therefore, we would not expect our operating results or cash flows to be affected, to any significant degree, by the effect of a sudden change in market interest rates on the securities portfolio. The estimated fair value of our debt securities that we have invested in at September 30, 2005 and December 31, 2004 was $186.9 million and $168.4 million, respectively. The effect of an immediate 10% change in interest rates would not have a material effect on our operating results or cash flows.
          Foreign Currency Risk. We pay the expenses of our international operations in local currencies, namely, the Japanese Yen, Canadian Dollar, British Pound, New Shekel, Chinese Yuan and Euro. The international operations are subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, future results could be materially and adversely affected by changes in these or other factors. We are also exposed to foreign exchange rate fluctuations as the balance sheets and income statements of our foreign subsidiaries are translated into U.S. dollars during the consolidation process. Because exchange rates vary, these results, when translated, may vary from expectations and adversely affect overall expected profitability. Foreign currency exchange rate fluctuations resulted in a net loss of $133 thousand for the three months ended September 30, 2005 and a net loss of $236 thousand for the three months ended September 30, 2004. Foreign currency exchange rate fluctuations resulted in a net loss of $558 thousand in the nine months ended September 30, 2005 and a net loss of $105 thousand for the nine months ended September 30, 2004.
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
          The fair value of the convertible senior notes is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of the convertible senior notes, due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our convertible senior notes in the open market, changes in the fair value of convertible senior notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of the convertible senior notes was $99.3 million and $106.8 million at September 30, 2005 and December 31, 2004, respectively.
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
          The fair value of the convertible subordinated notes is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of the convertible subordinated notes, due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our convertible subordinated notes in the open market, changes in the fair value of convertible subordinated notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of the convertible subordinated notes was $8.9 million and $10.0 million at September 30, 2005 and December 31, 2004, respectively.
          As of September 30, 2005 we have cumulatively repurchased convertible subordinated notes in the amount of $112 million, face value, for $100.6 million. On October 19, 2005 the Company repurchased $6.4 million principal amount of the convertible subordinated notes. These repurchases were financed from our investment portfolio. We received board authorization to repurchase all remaining convertible subordinated notes. We may elect to use a portion of our cash and cash equivalents and investment balances to buy back additional amounts of the convertible subordinated notes. As of September 30, 2005, our aggregate cash and cash equivalents and investments were $225.3 million.
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
          In connection with the evaluation described above, we identified no change in our internal control over financial reporting that occurred during the nine months ended September 30, 2005, and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

RADISYS CORPORATION

Dated: November 7, 2005	By:	/s/ SCOTT C. GROUT
Scott C. Grout
President and Chief Executive Officer

Dated: November 7, 2005	By:	/s/ JULIA A. HARPER

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