Form 10-K
period 2005-12-31
RADISYS CORP
filed 2006-03-03
CIK 873044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Common Stock
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐          No ☑
      The aggregate market value of the voting and non-voting common equity held by non-affiliates (based upon the closing price of the Nasdaq National Market on June 30, 2005 of $16.15) of the Registrant at that date was approximately $279,907,000. For purposes of the calculation executive officers, directors and holders of 10% or more of the outstanding common stock are considered affiliates.
Number of shares of common stock outstanding as of February 24, 2006: 20,840,009
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Company’s Proxy Statement for the registrant’s 2006 Annual Meeting of Shareholders to be held May 16, 2006 are incorporated by reference into Part III of this Form 10-K.

RADISYS CORPORATION
FORM 10-K

PART I

Item 1.	Business
General
      RadiSys is a leading provider of advanced embedded solutions for the communications networking and commercial systems markets. Through innovative product planning, intimate customer collaboration, and combining leading edge technologies and system architecture, we help original equipment manufacturers (“OEMs”) accelerate new product deployments by allowing the customer to redirect their product development resources to their core competencies. Our products include embedded boards, software, platforms and systems, which are used in today’s complex computing, processing and network intensive applications.
Our Strategy
      Our strategy is to provide customers with advanced embedded solutions in our target markets. We believe this strategy enables our customers to focus their resources and development efforts on their key areas of competency allowing them to provide higher value systems with a time-to-market advantage and a lower total cost of ownership. Historically, system makers had been largely vertically integrated, developing most, if not all, of the functional building blocks of their systems. System makers are now more focused on their core expertise, such as specific application software, and are looking for partners like RadiSys to provide them with merchant-supplied building blocks for a growing number of processing and networking functions.
Our Markets
      We provide advanced embedded solutions to the following two distinct markets:

•	Communications Networking — The communications networking market primarily includes two sub markets: Wireless infrastructure, and IP networking and messaging. The wireless infrastructure sub market includes voice, video and data systems deployed into public networks. The wireless sub market includes a variety of telecommunications focused applications, including 2, 2.5 and 3G wireless infrastructure products, packet-based switches and unified messaging products for wireless networks. The IP networking and messaging sub-market includes embedded compute, processing and networking systems used in private enterprise IT infrastructure. The IP networking and messaging sub market consists of a variety of applications including voice messaging, data centers, IP-based Private Branch Exchange (“PBX”) systems, network access and security and switching applications.

•	Commercial Systems — The commercial systems market includes the following sub-markets: medical systems, test and measurement equipment, transaction terminals and industrial automation equipment. Examples of products which incorporate our commercial embedded solutions include ultrasound equipment, immunodiagnostics and hematology systems, CAT Scan (“CT”) imaging equipment, ATM’s, point of sale terminals, semiconductor manufacturing equipment, electronics assembly equipment and high-end network test equipment.
Our Market Drivers
      We believe there are a number of fundamental drivers for growth in the embedded solutions market, including:

•	Increasing desire by OEMs to utilize outsourced modular building blocks to develop new systems. We believe OEMs are combining their internal development efforts with merchant-supplied platforms from partners like RadiSys to deliver more new products to market, faster at lower total cost of ownership.

•	Increasing levels of programmable, intelligent and networked functionality embedded in a variety of systems, including systems for monitoring and control, real-time information processing and high-bandwidth network connectivity.

•	Increasing demand for standards-based solutions, such as Advanced Telecommunications Architecture (“ATCA”), and Computer-on-Module Express (“COM Express”), that motivates system makers to take advantage of proven and validated standards-based products.

•	Increasing demand for new technologies utilizing network processors, such as security and high-volume networking applications.
Products
      We design and manufacture a broad range of products at different levels of integration:

•	Complete Turn-key Systems for the communications networking systems markets such as ATCA blade servers;

•	Embedded Subsystems and Functional Platforms using ATCA, COM Express, CompactPCI, and customer-specific proprietary platforms;

•	Compute, I/ O, Inter-networking and Packet Processing Blades; and

•	Software, Middleware, and Microcode, including embedded Operating Systems, Basic Input Output System (“BIOS”), Service Availability (“SA”) Forum, Hardware Platform Interface (“HPI”), Intelligent Platform Management Interface (“IPMI”), and various protocol stacks including signaling, management and data plane protocols.
      We have specific technical expertise in the following areas:

•	System Architecture, Design and Integration;

•	Software, Hardware and Platform Development;

•	Embedded Operating Systems;

•	Microprocessor-Based Design;

•	Network Processor-Based Design;

•	Signaling Protocols.
Our products fall into two different categories: Standards-based Solutions and Perfect Fit Solutions.
      Standards-based Solutions. As a Premier Member of the Intel Communications Alliance, and as a long-time member of the PCI Industrial Computer Manufacturers Group (“PICMG”) and the SA Forum standards bodies, we believe that we continue to play a leading role in the development and deployment of system architectural standards that are most relevant to our markets.
      In 2004 and 2005 we shifted our product development investment from predominantly one-off custom-designed products (“perfect fit solutions”) to standards-based, re-usable platforms and systems (“standards-based solutions”). We believe standards-based solutions provide our customers a number of fundamental benefits. First, by using ready-made solutions rather than ground-start custom-designs, our customers can achieve significantly shorter product development intervals and faster time-to-market. Second, we believe our customers can achieve a lower total cost by using solutions that are leveraged across multiple applications rather than a single-use proprietary solution. By offering standards-based solutions, we believe we have the opportunity to address a wider range of new market opportunities with the potential for faster time to revenue than with ground-start, custom-designs. We believe this ability to reuse designs makes our business and investment model more scalable. Finally, we believe this standards-based model will allow us to provide more integrated and higher value solutions to our customers than we have typically delivered under a custom-design model. These higher value solutions provide more product content and drive higher average selling prices and therefore more total revenue opportunity for our products.
      We announced our Promentumtm family of ATCA product plans in 2005. This family of products includes universal carrier cards, switch and control modules, disk storage modules, compute modules, and a 14-slot shelf or chassis. These products are offered individually or integrated together as part of a blade server system known as the Promentumtm SYS-6000. We believe the Promentumtm SYS-6000 system provides customers a highly reliable managed platform on which to build their new voice and data offerings. We have significant experience in the design, delivery and deployment of carrier-grade, modular platforms. We believe the ATCA standard increases our opportunity to implement reusable platforms, enabling the deployment of more flexible solutions based on cost-effective technologies. We believe our core ATCA solutions will be applicable across a wide range of customers and applications and are potentially applicable in all of our defined markets. These integrated hardware and software platforms make extensive use of common system architectural and component designs, including carrier grade operating systems and middleware. The use of common system architectural and component designs reduces development time and costs and enhances application portability.
      During the second quarter of 2005, we announced another asset in our ATCA family of products, the Promentumtm ATCA-7010. The 7010 is a high-speed packet processing module that provides the highest bandwidth throughput available in a single ATCA slot. This product will significantly increase the packet-processing power of our customers’ systems, while at the same time reducing costs and speeding time to market. The 7010 features dual Intel® IXP28xx network processors which are designed to address 10 Gbps wirespeed packet processing in network applications that demand high bandwidth throughput, such as security gateways, GGSN’s, Broadband-Remote Access Servers, edge routers and session controllers.
      In addition to our new ATCA offerings, we announced our new Proceleranttm series of modular computing solutions (“COM Express”), for customers in our commercial systems market for medical, transaction terminals, test and measurement and other commercial applications. These new modular products are now available and we believe this family of high density, flexible solutions will enable commercial systems customers to achieve more rapid time to market with cost-effective designs.
      We intend to increasingly focus our development effort on moving deeper into the data path and further up the software stack, positioning us to provide more functionality and more value for our customers. We believe that turnkey modular solutions like ATCA systems will grow to become a large and very attractive market to RadiSys. In 2005, we recorded our first ATCA revenue and secured several new projects that are predominately ATCA and COM Express projects, including applications with 17 new customers. The success of our new ATCA projects are tied to future deployment of wireless voice, wireless data and VoIP applications by our customers. Recent studies done by firms such as ABI Research, VDC, and others call for the ATCA market to grow to between $800 million to $1.7 billion in 2007. These same studies project that the market will grow to between $2 billion to $4.5 billion by 2009.
      We believe that ATCA will become a more prevalent way to implement network equipment and that it will reach multi-billion dollar levels over the next several years. However, history has shown us that rates of adoption in this space can be slower than projected. So our own estimates call for the size of this market to be roughly $500 million in 2007 and growing to over $1 billion by 2009. For RadiSys, this is virtually all new market opportunity that does not exist in a meaningful way for us today. Up until this point only a limited number of equipment makers have used standards-based modular platforms like ATCA. Based on our interactions with customers, we believe this model will become widely adopted as network equipment makers strive to bring more products to market faster and with lower research and development and product life cycle costs.
      Perfect Fit Solutions. Our perfect fit solutions are products tailored or customized to meet specific customer or application requirements. These solutions range from modifications of standard or existing products to complete development and supply of customized solutions. We draw on our experience and large design library to create products with varying degrees of customization. We will continue to invest a portion of our resources in perfect fit solutions as these opportunities are an integral part of our business model. We believe our customers will require and value customization of our standards-based platforms for many of their specific applications.
Segments
      RadiSys is one operating segment as determined by the way that management makes operating decisions and assesses RadiSys’ financial performance. See Note 18 of the Notes to the Consolidated Financial Statements for segment information.
Competition
      We have three different types of competitors:

•	System Makers — Our most significant competition is from our own customers and potential customers who choose to remain vertically integrated and continue to fully design and supply all or most of their own sub-systems. However, we believe system makers are moving away from this propriety mode of system development and supply.

•	Diversified Conglomerates — These competitors are divisions or business units within large corporations, and include divisions within Artesyn Technologies, Hewlett Packard, Intel Corporation, International Business Machines Corporation (“IBM”), Motorola ECC and Sun Microsystems.

•	Independent Embedded Solutions Providers — These competitors include Advantech Co., Continuous Computing, Kontron AG, Mercury Computer Systems, Performance Technologies and SBS Technologies.
      We believe that our system level architecture and design expertise, coupled with our broad product portfolio and flexibility in working intimately with system makers, will enable us to differentiate our products against our competition. We believe our rapid design cycles and standards-based solutions will provide customers with a time to market advantage at a lower total cost.
Customers
      Our customers include many leading system makers in a variety of end markets. Examples of these customers include: Agilent Technologies, Arrow Electronics, Aspect Medical Systems, Avaya, Beckman Coulter, Comverse Network Systems (“Comverse”)- a division of Comverse Technology, Diebold, Fluke, Hewlett Packard, IBM, Lucent Technologies, Mespek Oy, Nokia, Nortel Networks (“Nortel”), Philips Medical Systems, Rockwell Automation, Siemens AG, Skystream Networks, Toshiba Tec Corporation, and Universal Instruments.
      Our five largest customers, accounting for approximately 67.5% of revenues in 2005, are listed below with an example of the type of application which incorporates RadiSys products:

Customer	Application

Avaya	Unified messaging products
Comverse	Wireless Voice and Multimedia Messaging Systems
Nokia	2, 2.5, and 3G Wireless Infrastructure Equipment
Nortel	IP-Enabled PBX systems and switches
Philips Medical Systems	Cardiovascular, Surgical, and Medical Imaging Equipment
      Nokia and Nortel were our largest customers in 2005 accounting for 36.2% and 14.3% of total 2005 revenues, respectively.

Research, Development and Engineering
      We believe that our research, development and engineering (“R&D”) expertise represents an important competitive advantage. Our R&D staff consisted of 241 engineers and technicians as of February 17, 2006. We currently have design centers located in the United States of America and China.
      A majority of our R&D efforts are currently focused on the development of standards-based products targeted at a wide variety of applications. This is an important part of our strategy to provide a broader set of products and building blocks, which allows deployment of flexible solutions leveraged off of reusable designs and commercially available components. We believe this results in significant savings in development time and investment for our customers and increases the number of applications into which RadiSys solutions can be incorporated. In addition, we are increasingly combining our standards-based products to create more integrated and more complex hardware and software based systems.
      A portion of our R&D efforts are focused on custom integrated solutions for our customers, where existing functional building blocks are tailored to meet the customer’s specific needs. For these programs, our engineering team works closely with the customer’s engineering team to architect, develop and deliver solutions that meet their specific requirements using RadiSys functional building blocks. We engage in close and frequent communication during the design and supply process, allowing us to operate as a “virtual division” within a customer’s organization. We believe our in-depth understanding of embedded systems provides customers with specialized competitive solutions, earning RadiSys a strong incumbent position for future system development projects.
      It is our objective to retain the rights to technology developed during the design process. In some cases, we agree to share technology rights, manufacturing rights, or both, with the customer. However, we generally retain nonexclusive rights to use any shared technology.
Sales and Marketing
      Our products are sold through a variety of channels, including direct sales, distributors and sales representatives. The total direct sales and marketing headcount was 79 as of February 17, 2006. We use our dedicated cross-functional teams to develop long-term relationships with our customers, which is a means by which we achieve collaborative success. Our cross-functional teams include sales, application engineering, marketing, program management, supply chain management and design engineering. Our teams collaborate with our customers to combine their development efforts in key areas of competency with our standards-based or perfect-fit solutions to achieve higher quality, lower development and product cost and faster time to market for their products.
      We market and sell our products in North America, Europe and Israel (“EMEA”), and Asia Pacific. In each of these geographies, products are sold principally through a direct sales force with our sales resources located in the United States of America, Canada, Europe, Israel, China and Japan. In addition, in each of these geographies we make use of an indirect distribution model and sales representatives to access additional customers. In 2005, global revenues were comprised geographically of 35.7% from North America, 50.5% from EMEA and 13.8% from Asia Pacific. See Note 18 of the Notes to the Consolidated Financial Statements for financial information by geographic area.
Manufacturing Operations
      We utilize a combination of internal and outsourced manufacturing. Total manufacturing operations headcount was 200 as of February 17, 2006. We currently manufacture approximately 20% of our own products and intend to continue to outsource more of our products to manufacturing services partners for better global customer fulfillment and reduced cost.
      We have an automated ISO9001 certified plant in Hillsboro, Oregon that provides board and systems assembly and test. This plant includes an automated line for Surface Mount Technology (“SMT”) double-sided board assembly and facilities for systems integration, configuration and test. Because the products into which building blocks are integrated typically have long life reliability requirements, dynamic stress testing of our products must be particularly rigorous. We believe our product testing processes are a competitive advantage.
      Although many of the raw materials used in our internal and outsourced manufacturing operations are available from a number of alternative sources, some of these are obtained from a single supplier or a limited number of suppliers. We and our outsourced manufacturing partners contract with third parties for a continuing supply of the components used in the manufacture of our products. Certain components are supplied by only one supplier. For example, we currently rely on Intel for the supply of some microprocessors and other components, and we rely on LSI, Epson Electronic America, Broadcom, NEC, Chen Ming, Triax and Texas Instruments as sole source suppliers for other components. Alternative sources of components that are procured from one supplier or a limited number of suppliers would be difficult to locate and/or it would require a significant amount of time and resources to establish.
      We utilize multiple manufacturing services partners, mainly Celestica Inc., and Hon Hai Precision Industry Co., Ltd. (a.k.a. FoxConn) for outsourced board and system production. If one of these contractors failed to perform, this production would have to be transferred to other contract manufacturers. Such transfers would require technical and logistical activities, could cause a material disruption in our ability to deliver products in a timely fashion to our customers and would require a significant amount of costs, time and resources to establish.
Backlog
      As of December 31, 2005, our backlog was approximately $25.1 million, compared to $22.6 million as of December 31, 2004. We include in our backlog statistic all purchase orders scheduled for delivery within 12 months. The general trend within our addressable markets continues to be shorter lead times and supplier managed inventory, which has been decreasing backlog over time as a percentage of revenue.
Intellectual Property
      We hold 21 U.S. utility patents and three U.S. design patents and have five U.S. patent applications pending and eight foreign patent applications pending; however, we rely principally on trade secrets, know how and rapid time to market for protection and leverage of our intellectual property. We believe that our competitiveness depends much more on the pace of our product development, trade secrets, and our relationships with customers than in filed and issued patents. We have from time to time been made aware of others in the industry who assert exclusive rights to certain technologies, usually in the form of an offer to license certain rights for fees or royalties. Our policy is to evaluate such claims on a case-by-case basis. We may seek to enter into licensing agreements with companies having or asserting rights to technologies if we conclude that such licensing arrangements are necessary or desirable in developing specific products.
Employees
      As of February 17, 2006 we had 598 employees, of which 478 were regular employees and 120 were agency temporary employees or contractors. We are not subject to any collective bargaining agreement, have never been subject to a work stoppage, and believe that we have maintained good relationships with our employees.
Change of Auditor
      On May 9, 2005 we informed PricewaterhouseCoopers, LLP (“PwC”) that PwC had been dismissed as our independent registered public accounting firm and on May 12, 2005, we engaged KPMG LLP (“KPMG”) as our independent registered public accounting firm to audit our financial statements for the year ended December 31, 2005.

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
FORWARD-LOOKING STATEMENTS
      This Annual Report on Form 10-K may contain forward-looking statements. Some of the forward-looking statements contained in this Annual Report on Form 10-K include:

•	Our statements concerning our beliefs about the success of our shift in business strategy from perfect fit solutions to standards-based solutions;

•	The adoption by our customers of standards-based solutions and ATCA;

•	The size of the addressable market for ATCA;

•	Expectations and goals for revenues, gross margin, research and development expenses, selling, general, administrative expenses and profits;

•	The impact of our restructuring events on future revenues;

•	The anticipated cost savings effects of our restructuring activities; and

•	Our projected liquidity.
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

Item 1A.	Risk Factors Related to Our Business

Because of our dependence on certain customers, the loss of, or a substantial decline in sales to, a top customer could have a material adverse effect on our revenues and profitability.
      During 2005, we derived 67.5% of our revenues from five customers. These five customers were Nokia, Nortel, Comverse, Philips Medical Systems and Avaya. During 2005, revenues attributable to Nokia and Nortel were 36.2% and 14.3%, respectively. We believe that sales to these customers will continue to be a substantial percentage of our revenues. A financial hardship experienced by, or a substantial decrease in sales to any one of our top customers could materially affect revenues and profitability. Generally, these customers are not the end-users of our products. If any of these customers’ efforts to market the end products we design and manufacture for them or the end products into which our products are incorporated are unsuccessful in the marketplace our sales and profitability will be significantly reduced. Furthermore, if these customers experience adverse economic conditions in the markets into which they sell our products (end markets), we would expect a significant reduction in spending by these customers. Some of the end markets that these customers sell our products into are characterized by intense competition, rapid technological change and economic uncertainty. Our exposure to economic cyclicality and any related fluctuation in demand from these customers could have a material adverse effect on our revenues and financial condition. Finally, a financial hardship experienced by one of our top customers could materially affect revenues and profitability.

We are shifting our business from predominately perfect fit solutions to more standards-based products, such as ATCA and COM Express. This requires substantial expenditures for research and development that could adversely affect our short-term earnings and, if this strategy is not successful could have a material adverse effect on our long-term revenues, profitability and financial condition.
      We are shifting our business from predominately perfect fit solutions to more standards-based solutions, such as ATCA and COM Express products. There can be no assurance that this strategy will be successful. This strategy requires us to make substantial expenditures for research and development in new technologies that we reflect as a current expense in our financial statements. We believe that these investments in standards-based products and new technologies will allow us to provide a broader set of products and building blocks to take to market and position us to grow on a long-term basis. Revenues from some of these investments, such as ATCA and COM Express, are not expected to result in any significant revenue opportunities for at least twelve to eighteen months. Accordingly, these expenditures could adversely affect our short-term earnings. In addition, there is no assurance that these new products and technologies will be accepted by our customers and, if accepted, how large the market will be for these products or what the timing will be for any meaningful revenues. If we are unable to successfully develop and sell standards-based products to our customers, our revenues, profitability and financial condition could be materially adversely affected. Additionally, if we successfully develop standards-based products we may incur incremental research and development expenses as we tailor the standards-based products for our customers. Furthermore, we are building standards-based products to meet industry standards that define the basis of compatibility in operation and communication of a system supported by different vendors. Those standards constantly change and new competing standards emerge. The development or adaptation of products and technologies require us to commit financial resources, personnel and time significantly in advance of sales. In order to compete, our decisions with respect to those commitments must accurately anticipate, sometimes two years or more in advance, both future demand and the technologies that will win market acceptance to meet that demand.

Our projections of future revenues and earnings are highly subjective and may not reflect future results which could cause volatility in the price of our common stock.
      Most of our major customers have contracts but these contracts do not commit them to purchase a minimum amount of our products. These contracts generally require our customers to provide us with forecasts of their anticipated purchases. However, our experience indicates that customers can change their purchasing patterns quickly in response to market demands and therefore these forecasts may not be relied upon to accurately forecast sales. From time to time we provide projections to our shareholders and the investment community of our future sales and earnings. Since we do not have long-term purchase commitments from our major customers and the customer order cycle is short, it is difficult for us to accurately predict the amount of our sales and related earnings in any given period. Our projections are based on management’s best estimate of sales using historical sales data, information from customers and other information deemed relevant. These projections are highly subjective since sales to our customers can fluctuate substantially based on the demands of their customers and the relevant markets. In addition and as stated above, we have a high degree of customer concentration. Any significant change in purchases by any one of our largest customers can significantly affect our sales and profitability. We have recently experienced significant changes in purchases by one of our large customers which adversely impacted the fiscal period in which it occurred. If our actual sales or earnings are less than the projected amounts, the price of our common stock may be adversely affected and accordingly our shareholders should not place undue reliance on these projections.

Not all new product development projects ramp into production, and if ramped into production the volumes derived from such projects may not be as significant as we had originally estimated, which could have a substantial negative impact on our anticipated revenues and profitability.
      If a product development project actually ramps into production, the average ramp into production begins about 12 to 18 months after the project launch, although some more complex projects can take up to 24 months or longer. After that, there is an additional time lag from the start of production ramp to peak revenue. Not all projects ramp into production and even if a project is ramped into production, the volumes derived from such projects may not be as significant as we had originally estimated. Projects are sometimes canceled or delayed, or can perform below original expectations, which can adversely impact anticipated revenues and profitability.

Our business depends on the communications networking and commercial systems markets in which demand can be cyclical, and any inability to sell products to these markets could have a material adverse effect on our revenues.
      We derive our revenues from a number of diverse end markets, some of which are subject to significant cyclical changes in demand. In 2005, we derived 74.6% and 25.4% of our revenues from the communications networking and commercial systems markets, respectively. We believe that our revenues will continue to be derived primarily from these two markets. Communications networking revenues include, but are not limited to, sales to Avaya, Comverse, Lucent, Nokia and Nortel. Commercial systems revenues include, but are not limited to, sales to Agilent Technologies, Beckman Coulter, Diebold, Philips Medical and Seimens AG. Generally, our customers are not the end-users of our products. If our customers experience adverse economic conditions in the markets into which they sell our products (end markets), we would expect a significant reduction in spending by our customers. Some of these end markets are characterized by intense competition, rapid technological change and economic uncertainty. Our exposure to economic cyclicality and any related fluctuation in customer demand in these end markets could have a material adverse effect on our revenues and financial condition. Significant reduction in our customers’ spending, such as what we experienced in 2001 and 2002, will result in decreased revenues and earnings. We continue to execute on our strategy of expanding into new end markets either through new product development projects with our existing customers or through new customer relationships, but no assurance can be given that this strategy will be successful.

Because of our dependence and our contract manufacturers’ dependence on a few suppliers, or in some cases one supplier, for some of the components we use, as well as our dependence on a few contract manufacturers to supply a majority of our products, a loss of a supplier, a decline in the quality of these components, a shortage of any of these components, or a loss or degradation in performance of a contract manufacturer could have a material adverse effect on our business or our financial performance.
      We depend on a few suppliers, or in some cases one supplier, for a continuing supply of the components we use in the manufacture of our products and any disruption in supply could adversely impact our financial performance. For example, we currently rely on Intel for the supply of some microprocessors and other components, and we rely on LSI, Epson Electronic America, Broadcom, NEC, Chen Ming, Triax and Texas Instruments as the sole source suppliers for other components such as integrated circuits and mechanical assemblies. Alternative sources of components that are procured from one supplier or a limited number of suppliers would be difficult to locate and/or it would require a significant amount of time and resources to establish. We also rely on contract manufacturers with sole sourcing for certain RadiSys products. Alternative sources of manufacturing services for the RadiSys products could require significant time and resources to establish, including transitioning the products to be internally produced. In addition, any decline in the quality of components supplied by our vendors or products produced by our contracting manufacturing partners could adversely impact our reputation and business performance.

We are shifting the majority of our manufacturing to third party contract manufacturers and our inability to properly transfer our manufacturing or any failed or less than optimal execution on their behalf could adversely affect our revenues and profitability.
      We have traditionally manufactured a substantial portion of our products. To lower our costs and provide better value and more competitive products for our customers and to achieve higher levels of global fulfillment, we are shifting a significant amount of our manufacturing to third party contract manufacturers. At the end of 2005, our contract manufacturing partners were manufacturing approximately 80% of all of our unit volume. We expect to increase our outsourcing to our contract manufacturers throughout 2006. If we do not properly transfer our manufacturing expertise to these third party manufacturers or they fail to adequately perform, our revenues and profitability could be adversely affected. Among other things, inadequate performance from our contract manufacturers could include the production of products that do not meet our high quality standards or unanticipated scheduling delays in production and delivery or cause us to invest in additional internal resources as we lose productivity on other important projects. Additionally, inadequate performance by our contract manufacturers may result in higher than anticipated costs. We also rely on contract manufacturers as the sole suppliers of certain RadiSys products. For example, FoxConn produces certain products that we do not produce internally and that no other contract manufacturer produces for us. Alternative sources of supply for the RadiSys products that our contract manufacturers produce would be difficult to locate and/or it would require a significant amount of time and resources to establish an alternative supply line, including transitioning the products to be internally produced. We currently utilize several contract manufacturers for outsourced board and system production; however, we depend on two primary contract manufacturing partners, FoxConn, and Celestica, Inc.

Unexpected changes in customer demand or our inability to accurately forecast customer demand or unexpected changes in design could have a material adverse effect on our gross margins and profitability.
      We typically sell our products pursuant to purchase orders that customers can cancel or defer delivery on short notice without incurring a significant penalty. Order cancellations or deferrals and/or design changes could cause us or our contract manufacturers to hold excess or obsolete inventory that may not be salable to other customers on commercially reasonable terms, and which could require inventory valuation write downs that reduce our gross margin and profitability. This risk is exacerbated by a current trend from our customers of requiring shorter lead times between placing orders with us and the shipment date. That typically necessitates in increase in our inventory or inventory of our products at our contract manufacturers’ locations, raising the likelihood that upon cancellation or deferral, we may be holding greater amounts of inventory and/or incurring additional costs.
      Our contract manufacturers as well as our internal manufacturing department depend on our ability to accurately forecast our customers’ demand so that they can procure materials and manufacture product to meet such demand. Thereby, we are contractually obligated to reimburse our contract manufacturers for the cost of excess inventory used in the manufacture of our products for which there is no forecasted or alternative use. Unexpected decreases in customer demand or our inability to accurately forecast customer demand could result in increases in our adverse purchase commitment liability and have a material adverse effect on our gross margins and profitability.
      If we underestimate customer demand, the contract manufacturers may not have adequate inventories, which could interrupt manufacturing of our products and result in delays in shipments to our customers and revenue recognition.

Competition in the market for embedded systems is intense, and if we lose our market share, our revenues and profitability could decline.
      We compete with a number of companies providing embedded systems, including Advantech Co., Artesyn Technologies, Continuous Computing, Hewlett Packard, divisions within Intel Corporation and IBM, Kontron AG, Mercury Computer Systems, Motorola ECC, Performance Technologies, SBS Technologies and divisions within Sun Microsystems. Because the embedded systems market is growing, it is attracting new non-traditional competitors. These non-traditional competitors include contract-manufacturers that provide design services and Asian-based original design manufacturers. Some of our competitors and potential competitors have a number of significant advantages over us, including:

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
      Future acquisitions and partnerships may involve the use of significant amounts of cash, potentially dilutive issuances of equity or equity-linked securities, issuance of debt and amortization of intangible assets with determinable lives. We may also be required to charge against earnings upon consummation of the acquisition the value of an acquired business’ technology that does not meet the accounting definition of “completed technology.” Moreover, to the extent that any proposed acquisition or strategic investment is not favorably received by shareholders, analysts and others in the investment community, the price of our common stock could be adversely affected. In addition, acquisitions or strategic investments involve numerous risks, including:

•	difficulties in the assimilation of the operations, technologies, products and personnel of the acquired company;

•	the diversion of management’s attention from other business concerns;

•	risks of entering markets in which we have no or limited prior experience;

•	the potential loss of key employees of the acquired company; and

•	performance below expectations by an acquired business.
      In the event that an acquisition or a partnership does occur and we are unable to successfully integrate operations, technologies, products or personnel that we acquire, our business, results of operations and financial condition could be materially adversely affected. We may expend additional resources without receiving benefit from strategic alliances with third parties.

Our international operations expose us to additional political, economic and regulatory risks not faced by businesses that operate only in the United States.
      In 2005, as measured by delivery destination, we derived 4.7% of our revenues from Canada and Mexico, 50.5% of our revenues from EMEA and 13.8% from Asia Pacific. In addition, during 2004 we opened a development center in Shanghai, China and began to utilize a contract manufacturer in Shenzhen, China. In 2005, approximately 39% of our total revenues were associated with products produced at our China contract manufacturer. In 2005 we began migrating products to a Celestica facility in Mexico. So far production at this facility does not make up a meaningful portion of our total revenues. As a result of all these activities, we are subject to worldwide economic and market condition risks generally associated with global trade, such as fluctuating exchange rates, tariff and trade policies, domestic and foreign tax policies, foreign governmental regulations, political unrest, wars and other acts of terrorism and changes in other economic conditions. These risks, among others, could adversely affect our results of operations or financial position. Additionally, some of our sales to overseas customers are made under export licenses that must be obtained from the United States Department of Commerce. Protectionist trade legislation in either the United States of America or other countries, such as a change in the current tariff structures, export compliance laws, trade restrictions resulting from war or terrorism, or other trade policies could adversely affect our ability to sell or to manufacture in international markets. Furthermore, revenues from outside the United States of America are subject to inherent risks, including the general economic and political conditions in each country. These risks, among others, could adversely affect our results of operations or financial position.

If we are unable to generate sufficient income in the future, we may not be able to fully utilize our net deferred tax assets or support our current levels of goodwill and intangible assets on our balance sheet.
      We cannot provide absolute assurance that we will generate sufficient taxable income to fully utilize the net deferred tax assets of $29.0 million as of December 31, 2005. We may not generate sufficient taxable income due to earning lower than forecasted net income or incurring charges associated with unusual events, such as restructurings and acquisitions. Accordingly, we may record a full valuation allowance against the deferred tax assets if our expectations of future taxable income are not achieved. On the other hand, if we generate taxable income in excess of our expectations, the valuation allowance may be reduced accordingly. We also cannot provide absolute assurance that future income will support the carrying amount of goodwill and intangibles of $29.6 million on the Consolidated Balance Sheet as of December 31, 2005, and therefore, we may incur an impairment charge in the future.

Our products for embedded solutions are based on industry standards, which are continually evolving, and any failure to conform to these standards or lack of success of these standards could have a substantial negative impact on our revenues and profitability.
      We develop and supply a mix of perfect fit and standards-based products. Standards-based products for embedded computing applications are often based on industry standards, which are continually evolving. Our future success in these products will depend, in part, upon our capacity to invest in, and successfully develop and introduce new products based on emerging industry standards. Our inability to invest in or conform to these standards could render parts of our product portfolio uncompetitive, unmarketable or obsolete. As new standards are developed for our addressable markets standards, we may be unable to successfully invest in, design and manufacture new products that address the needs of our customers or achieve substantial market acceptance.

If we are unable to protect our intellectual property, we may lose a valuable competitive advantage or be forced to incur costly litigation to protect our rights.
      We are a technology dependent company, and our success depends on developing and protecting our intellectual property. We rely on patents, copyrights, trademarks and trade secret laws to protect our intellectual property. At the same time, our products are complex, and are often not patentable in their entirety. We also license intellectual property from third parties and rely on those parties to maintain and protect their technology. We cannot be certain that our actions will protect proprietary rights. If we are unable to adequately protect our technology, or if we are unable to continue to obtain or maintain licenses for protected technology from third parties, it could have a material adverse effect on our results of operations. In addition, some of our products are now designed, manufactured and sold outside of the United States of America. Despite our precautions to protect our intellectual property, this international exposure may reduce or limit protection of our intellectual property which is more prone to design piracy.

Our period-to-period revenues, operating results and earnings per share fluctuate significantly, which may result in volatility in the price of our common stock.
      The price of our common stock may be subject to wide, rapid fluctuations. Our period-to-period revenues and operating results have varied in the past and may continue to vary in the future, and any such fluctuations may cause our stock price to fluctuate. Fluctuations in the stock price may also be due to other factors, such as changes in analysts’ estimates regarding earnings, or may be due to factors relating to the commercial systems and communication networking markets in general. Shareholders should be willing to incur the risk of such fluctuations.

We depend on the recruitment and retention of qualified personnel, and our failure to attract and retain such personnel could seriously harm our business.
      Due to the specialized nature of our business, our future performance is highly dependent upon our ability to attract and retain qualified engineering, manufacturing, marketing, sales and management personnel for our operations. Competition for personnel is intense, and we may not be successful in attracting and retaining qualified personnel. Our failure to compete for these personnel could seriously harm our business, results of operations and financial condition. In addition, if incentive programs we offer are not considered desirable by current and prospective employees, we could have difficulty retaining or recruiting qualified personnel. If we are unable to recruit and retain key employees, our product development, and marketing and sales could be harmed.

Our disclosure controls and internal control over financial reporting do not guarantee the absence of error or fraud.
      Disclosure Controls are procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to ensure that the information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
      Internal control over financial reporting (Internal Controls) are procedures which are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of RadiSys; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of RadiSys are being made only in accordance with authorizations of management and directors of RadiSys; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of RadiSys’ assets that could have a material effect on the financial statements. To the extent that components of our Internal Controls are included in our Disclosure Controls, they are included in the scope of our quarterly controls evaluation.
      Our management, including the CEO and CFO, do not expect that our Disclosure Controls or Internal Controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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
      In addition, if our common stock is acquired in specified transactions deemed to constitute “control share acquisitions,” provisions of Oregon law condition the voting rights that would otherwise be associated with those common shares upon approval by our shareholders (excluding, among other things, the acquirer in any such transaction). Provisions of Oregon law also restrict, subject to specified exceptions, the ability of a person owning 15% or more of our common stock to enter into any “business combination transaction” with us.
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
      The most significant pieces of legislation relate to two European Union (“EU”) directives aimed at wastes from electrical and electronic equipment (“WEEE”) and the restriction of the use of certain hazardous substances (“RoHS”). Specifically, the RoHS directive prohibits the use of certain types of materials, such as lead, in the manufacturing of electronic products. As of July 1, 2006 products sold within the EU, a market in which we sell a significant amount of our products, must be RoHS compliant. Failure to comply with such legislation could result in our customers refusing to purchase our products and subject us to significant monetary penalties in connection with a violation, both of which could have a materially adverse effect on our business, financial condition and results from operations.

Other Risk Factors Related to Our Business
      Other risk factors include, but are not limited to, changes in the mix of products sold, regulatory and tax legislation, changes in effective tax rates, inventory risks due to changes in market demand or our business strategies, potential litigation and claims arising in the normal course of business, credit risk of customers and other risk factors. Additionally, proposed changes to accounting rules could materially affect what we report under generally accepted accounting principles and adversely affect our operating results.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      Information concerning our principal properties at December 31, 2005 is set forth below:

			Square
Location	Type	Principal Use	Footage	Ownership

Hillsboro, OR	Office & Plant	Headquarters, Marketing,	138,000	Leased
		Manufacturing, Distribution, Research, and Engineering	23,000	Owned
Des Moines, Iowa	Office	Marketing, Research, and Engineering	12,655	Leased
Boca Raton, FL	Office	Marketing, Research, and Engineering	36,000	Leased
      In addition to the above properties, we own two parcels of land adjacent to our Hillsboro, Oregon facility, which were acquired for future expansion. We also lease sales offices in the United States of

America located in San Diego, California and Marlborough, Massachusetts. We have international sales offices located in Munich, Germany, Balbriggan, Ireland and Tokyo, Japan. We have two offices to support our contract manufacturing partners and these offices are located in Charlotte, North Carolina and in Shenzhen, China. We also lease an office in Shanghai, China for our China-based Development Center.
      Beginning in the first quarter of 2001, we initiated multiple restructurings of our operations. As a result, we committed to vacate properties according to our restructuring plans. We partially vacated facilities in Boca Raton, Florida and fully vacated facilities in Campbell, California and Houston, Texas. At the end of 2005, we were utilizing or subleasing the majority of space in our facilities that were not vacated as a result of our restructuring plans.

Item 3.	Legal Proceedings
      None.

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

	High	Low

2005
Fourth Quarter	$19.48	$15.75
Third Quarter	19.48	16.17
Second Quarter	16.58	12.95
First Quarter	19.55	13.89
2004
Fourth Quarter	$19.74	$12.60
Third Quarter	19.02	9.61
Second Quarter	24.85	15.13
First Quarter	24.80	16.70
      The closing price as reported on the Nasdaq National Market on February 24, 2006 was $18.49 per share. As of February 24, 2006, there were approximately 419 holders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our outstanding common stock is held of record in broker “street names” for the benefit of individual investors.
Dividend Policy
      We have never paid any cash dividends on our common stock and do not expect to declare cash dividends on the common stock in the foreseeable future in compliance with our policy to retain all of our earnings to finance future growth.

Item 6.	Selected Financial Data

	For the Years Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Consolidated Statements of Operations Data
Revenues	$260,234	$245,824	$202,795	$200,087	$227,713
Gross margin	76,836	79,172	65,157	59,444	35,155
Income (loss) from operations	13,788	17,272	8,775	(3,740)	(57,852)
Income (loss) from continuing operations	15,958	13,011	6,010	(1,759)	(33,117)
Loss from discontinued operations related to Savvi business, net of tax benefit	—	—	(4,679)	(1,546)	(1,369)
Net income (loss)	15,958	13,011	1,331	(3,305)	(34,486)
Net income (loss) from continuing operations per common share:
Basic	$0.79	$0.69	$0.34	$(0.10)	$(1.92)
Diluted	$0.68	$0.59	$0.32	$(0.10)	$(1.92)
Net loss from discontinued operations related to Savvi business, net of tax benefit per common share:
Basic	$—	$—	$(0.26)	$(0.09)	$(0.08)
Diluted	$—	$—	$(0.25)	$(0.09)	$(0.08)
Net income (loss) per common share:
Basic	$0.79	$0.69	$0.07	$(0.19)	$(2.00)
Diluted	$0.68	$0.59	$0.07	$(0.19)	$(2.00)
Weighted average shares outstanding (basic)	20,146	18,913	17,902	17,495	17,249
Weighted average shares outstanding (diluted)	24,832	23,823	18,406	17,495	17,249
Consolidated Balance Sheet Data
Working capital	$249,159	$186,634	$222,324	$132,474	$141,940
Total assets	368,711	345,238	365,562	274,299	305,201
Long term obligations, excluding current portion	99,777	107,015	164,600	83,954	104,180
Total shareholders’ equity	217,843	191,233	160,990	152,801	150,711

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      We have shifted more of our investments from predominantly perfect fit solutions to standards-based solutions. We believe standards-based solutions provide our customers a number of fundamental benefits. First, by using ready-made platform solutions rather than ground-start custom-designs, our customers can achieve significantly shorter product intervals and faster time-to-market. Second, we believe our customers can achieve a lower total cost by using solutions that are leveraged across multiple applications rather than a single-use proprietary solution. By offering ready-made solutions, we believe we have the opportunity to address a wider range of new market opportunities with the potential for faster time to revenue than with ground-start, custom-designs. We believe this ability to reuse designs makes our business and investment model more scalable. Finally, we believe a more standards-based product model will allow us to provide more integrated higher value solutions to our customers than we have typically delivered under a custom-design model. These higher value solutions drive higher price points and therefore more total revenue opportunities for our products.
      In 2005, we announced our plan for the Promentumtm family of ATCA products and in 2005 we recorded our first revenue associated with these products. The Promentumtm family of products includes universal carrier cards, switch and control modules, disk storage modules, compute modules, and a 14-slot shelf or chassis. The Promentumtm SYS-6000 integrates these individual products into a blade server platform system. We believe the Promentumtm SYS-6000 system will provide customers a highly reliable managed platform on which to build their new voice and data offerings. During the second quarter of 2005, we announced the Promentumtm ATCA-7010, a packet processing module that allows the highest bandwidth available in a single ATCA® slot. This product is the latest addition to our family of ATCA compliant products featuring dual Intel® IXP28xx network processors and is designed to address 10 Gbps wirespeed packet processing in network applications that demand high bandwidth throughput such as security gateways, GGSN’s, Broadband-Remote Access Servers, edge routers and session controllers. We have significant experience in the design, delivery and deployment of carrier-grade, modular platforms. We believe the ATCA standard increases our opportunity to implement reusable platforms, enabling the deployment of more flexible solutions based on cost-effective commercial technologies. We believe our core ATCA solutions will be applicable across a wide range of customers and applications and are potentially applicable in all of our defined markets. These integrated hardware and software platforms make extensive use of common system architectural and component designs, using carrier grade operating systems and middleware, and will reduce development time and costs, which enhances application portability.
      In addition to our new ATCA offerings, we announced our new Proceleranttm series of modular computing solutions for customers in our commercial systems markets for medical, transaction terminals and test and measurement applications. During the second quarter of 2005, we closed our first Proceleranttm application. During the third quarter of 2005, we announced three new Proceleranttm motherboards, including the industry’s first to support the new microBTX form factor. We believe these new modular products will represent a family of high density, flexible solutions that will enable commercial systems customers to achieve more rapid time to market with cost effective designs.
      Total revenue was $260.2 million, $245.8 million and $202.8 million in 2005, 2004 and 2003, respectively. Backlog was approximately $25.1 million, $22.6 million and $31.8 million at December 31, 2005, 2004 and 2003, respectively. Backlog includes all purchase orders scheduled for delivery within 12 months. The general trend within our addressable markets is for shorter lead times and supplier-managed inventory, which will generally decrease backlog over time as a percentage of revenue. The increase in revenues from 2003 to 2005 was primarily attributable to sales volume increases and new product sales in our end markets. The increase in revenues during 2005 compared to 2004 was due to an increase in revenues in the communications networking market of $26.7 million offset by a $12.3 million decrease in revenues from the commercial systems market. The increase in revenues in 2004 compared to 2003 was due to an increase in revenues in the communication networking and commercial systems markets of $31.0 million and $12.0 million, respectively. Revenues in the communications networking market increased from 2003 to 2005 primarily due to strong demand within the wireless submarket as we continued to design and supply more content within our customers’ 2.5 and 3G deployments. Revenues in the commercial systems market decreased in the 2005 compared to 2004, primarily due to declines in our transaction terminal and industrial automation business, partially offset by increases within our medical and test and measurement market. The decreases in the transaction terminal revenues was primarily due to design wins nearing the end of their life cycle. The increase in revenues from the medical market is attributable to design wins that have ramped into production during 2005. Revenue in the commercial systems market increased approximately $12.0 million from 2003 levels to 2004 levels due to new product development projects ramping into production volumes and the economic recovery early in 2004 which buoyed demand in cyclical sub-markets.
      From a geographic perspective, from 2003 to 2005 the percentage of non-U.S. revenues by delivery destination increased as a percentage of total revenues. This was primarily due to existing multinational customers requesting the delivery of products directly into the Asia Pacific region and increased revenues attributable to our EMEA region associated with our wireless infrastructure products. For the year ended December 31, 2005 revenues from North America declined by $14.9 million compared to the same periods in 2004. In 2005, the declines in our North American revenues was also due to a decrease in the transaction terminal and industrial automation business. We expect our non-U.S. revenues to remain a significant portion of our revenues.
      Gross margin as a percentage of revenues were 29.5%, 32.2% and 32.1% for 2005, 2004 and 2003, respectively. We experienced lower gross margin as a percentage of total revenues primarily because more of our revenues shifted to higher volume products which have lower margins due to volume-based pricing. The decrease in the gross margin as a percentage of revenues was also associated with an increase in the write-downs of inventory valuation for estimated excess, obsolete or unmarketable inventories, an increase in the adverse purchase commitment liabilities associated with our outsourced manufacturing operations and higher silicon prices due to industry shortages. We also incurred some redundant manufacturing costs as we moved forward with outsourcing our internal manufacturing to our contract manufacturing partners Celestica and FoxConn. Finally, we incurred additional manufacturing-related costs in 2005 due to making our products RoHS compliant and incurring additional warranty-related costs. Based on current forecasted revenue mix and higher silicon prices, we currently anticipate that gross margin as a percentage of revenues will be in the high 20’s for the next few quarters. This margin range excludes any impact from stock-based compensation expense that would result from the implementation of a new accounting standard that requires the recognition of stock-based compensation expense associated with employee stock options, which became effective January 1, 2006.
      Income from continuing operations was $16.0 million in 2005, $13.0 million in 2004 and $6.0 million in 2003. Income per share from continuing operations was $0.79 and $0.68, basic and diluted, respectively, for 2005 compared to $0.69 and $0.59, basic and diluted, respectively, in 2004. Income per share from continuing operations was $0.34 and $0.32, basic and diluted, respectively, in 2003. Net income was $16.0 million, $13.0 million and $1.3 million in 2005, 2004 and 2003 respectively. Net income per share was $0.79 and $0.68, basic and diluted, respectively, in 2005 compared to $0.69 and $0.59, basic and diluted, respectively, in 2004. Net income per share was $0.07, basic and diluted, in 2003. During the first quarter of 2003, we completed the sale of our Savvi business which allowed us to focus on our core embedded systems business within our two primary markets. The $4.7 million loss from discontinued operations recorded in the first quarter of 2003 includes a $4.3 million loss on the sale of the Savvi business as well as $393 thousand of net losses incurred by the business unit during the quarter.
      Income from continuing operations has increased from 2003 to 2005, despite the decrease in gross margin as a percentage of revenues primarily due to an increase in interest income and a decline in interest expense. Our interest income continues to increase as we continue to generate cash from operations and realize the benefit of rising interest rates. We have decreased our interest expense by repurchasing a significant amount of our outstanding convertible subordinated notes through various repurchases throughout 2003 to 2005.
      We have increased our investment in research and development from 2003 to 2005 and, as previously discussed, we currently plan to continue to increase our spending on development of standards-based solutions. Our income from continuing operations from 2003 to 2005 has been negatively impacted by restructuring charges primarily resulting from our transition to outsourced manufacturing.
      We have also continued to invest in infrastructure in emerging markets such as China through the hiring of engineers for our Shanghai R&D center. A significant portion of our products are currently assembled by, our China-based manufacturing partner, and we expect to increase this outsourcing activity in 2006. We have hired employees in China to support the outsourcing initiative, and we have also added sales and marketing support personnel in China to focus on selling product into this region. In addition we have entered into a relationship with a Mexico-based manufacturing partner and expect this outsourcing activity to increase in 2006 as well.
      From 2003 through 2005, we initiated multiple restructurings of our operations. These restructurings primarily included workforce reductions. These workforce reductions were a result of the increase in outsourced manufacturing and a result of aligning our workforce to deliver more integrated advanced embedded platforms and solutions or standards-based solutions.
      In November 2003, we completed a private offering of 1.375% convertible senior notes due November 15, 2023 to qualified institutional buyers, resulting in net proceeds of $97 million. We plan to use the proceeds of the offering for general corporate purposes including working capital, potential acquisitions, partnership opportunities and targeted repayment of existing debt obligations. In 2003, we repurchased $10.3 million principal amount of the 5.5% convertible subordinated notes for $9.2 million. In 2004, we repurchased $58.8 million principal amount of the 5.5% convertible subordinated notes for $58.2 million. On April 26, 2005 the Board of Directors approved the repurchase of the remaining principal amount of the convertible subordinated notes. In 2005, we repurchased $7.5 million principal amount of the 5.5% convertible subordinated notes for $7.4 million.
      In addition, on October 25, 2005 the Board of Directors authorized an increase in the repurchase of our outstanding shares of common stock from a previously approved $5 million to $25 million. We currently intend to purchase the remaining balance of the 5.5% convertible subordinated notes and outstanding common stock on the open market or through privately negotiated transactions from time to time subject to market conditions.
      In 2005, we began granting restricted stock to our employees. As a result, in 2005, we incurred $199 thousand of stock-based compensation expense associated with the vesting of restricted stock. During 2004, we incurred $841 thousand of stock-based compensation expense associated with shares to be issued pursuant to the 1996 Employee Stock Purchase Plan (“ESPP”). We incurred stock-based compensation expense because the original number of ESPP shares approved by the shareholders was insufficient to meet employee demand for an ESPP offering which was consummated in February of 2003 and ended in August of 2004. We subsequently received shareholder approval for additional ESPP shares in May 2003.
      The stock-based compensation expense associated with our equity instruments issued in 2005, 2004 and 2003 was calculated using the intrinsic value method. As of January 1, 2006, we are required to account for stock-based compensation based on the fair value method, which replaces the intrinsic value method. In Note 1 to the Consolidated Financial Statements, we provide pro forma disclosures of net income (loss) and net income (loss) per common share as if the fair value method had been applied in measuring stock-compensation expense. The pro forma disclosures previously permitted are no longer an alternative to financial statement recognition after December 31, 2005. Prior periods will not be restated. We estimate income from operations will be reduced by stock-based compensation expense of approximately $5.5 million to $6.5 million in 2006.
      Cash and cash equivalents and investments amounted to $225.9 million and $198.6 million at December 31, 2005 and December 31, 2004, respectively. The increase in cash and cash equivalents and investments was primarily due to cash provided from operating activities. We generated net cash from operations in excess of net income during 2005. We believe that cash flows from operations, available cash and investment balances, and short-term borrowings will be sufficient to fund our operating liquidity needs for the short-term and long-term.
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

Critical Accounting Policies and Estimates
      Management’s discussion and analysis of our financial condition and results of operations are based upon the Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that may affect the reported amounts of assets, liabilities, and revenues and expenses. On an on-going basis, management evaluates its estimates. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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

Inventory Valuation Allowance
      We record the write-downs of inventory valuation for estimated excess, obsolete or unmarketable inventories (“E&O”) as the difference between the cost of inventories and the estimated net realizable value based upon assumptions about future demand and market conditions. Factors influencing the write-downs include: changes in demand, rapid technological changes, product life cycle and development plans, component cost trends, product pricing, and physical deterioration. If actual market conditions are less favorable than those projected by management additional write-downs of the inventory valuation may be required. Our estimate for the write-down is based on the assumption that our customers comply with their current contractual obligations to us. We provide long-life support to our customers and therefore we have significant levels of customer specific inventory. If our customers experience a financial hardship or if we experience unplanned cancellations of customer contracts, the current inventory valuation allowance may be inadequate. Additionally, we may incur additional expenses associated with any non-cancelable purchase obligations to our suppliers if they provide customer-specific components.
      During the fourth quarter of 2003, we revised our inventory valuation allowance calculation to more accurately reflect our true exposure to losses associated with E&O inventories moving forward. We previously estimated our required inventory valuation allowance based on a forward projection of excess material beyond 12 months demand. This resulted in an allowance estimate that was higher than the actual E&O losses for products where our demand and orders are more sporadic. Our revised process combines the historical view of demand over the prior six months with a prospective view of demand over 12 months. We tested the revised method against prior periods and found it to be a more accurate predictor of excess inventory. This change resulted in a reduction to the write-downs for inventory valuation of approximately $500 thousand in the fourth quarter of 2003.

Adverse Purchase Commitments
      We are contractually obligated to reimburse our contract manufacturers for the cost of excess inventory used in the manufacture of our products, for which there is no alternative use. Excess inventory is defined as raw materials or assemblies (“components”) used in the manufacture of our products for which the contract manufacturers’ on-hand and on-order quantities are in excess of the requirements derived from our current product forecast of customer demand. We are liable for excess inventory only to the extent that the contract manufacturer procures components to fulfill the manufacturing requirements as set forth in our current product forecast or agreed upon lead times and minimum order quantities. Unexpected decreases in customer demand or our inability to accurately forecast customer demand could result in increases in our adverse purchase commitment liability and have a material adverse effect on our profitability. Factors influencing the adverse purchase commitments liability include: changes in demand, rapid technological changes, product life cycle and development plans, component cost trends, product pricing, and physical deterioration. If actual market conditions are less favorable than those projected by management we may incur additional expenses due to increases in our adverse purchase commitment liabilities. Our estimate for the adverse purchase commitments liabilities is based on the assumption that our customers comply with their current contractual obligations to us. If our customers experience a financial hardship or if we experience unplanned cancellations of customer contracts, the current adverse purchase commitments liabilities may be inadequate.
      As we continue to execute our strategy of increasing the level of outsourced manufacturing the liability for adverse purchase commitments will become more significant. Estimates for adverse purchase commitments are derived from reports received on a quarterly basis from our contract manufacturers. Increases to this liability are charged to cost of goods sold. When and if we take possession of inventory reserved for in this liability, the liability is transferred from other liabilities to our inventory valuation allowance. This liability, referred to as adverse purchase commitments, is provided for in other accrued liabilities in the accompanying balance sheets. Adverse purchase commitments amounted to $828 thousand and $485 thousand at December 31, 2005 and December 31, 2004, respectively.

Accrued Warranty
      We provide for the estimated cost of product warranties at the time revenue is recognized. Our standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time, which is generally 24 months after shipment. The workmanship of our products produced by contract manufacturers is covered under warranties provided by the contract manufacturer for a specified period of time ranging from 12 to 15 months. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our estimated warranty obligation is based upon ongoing product failure rates, internal repair costs, contract manufacturing repair charges for repairs not covered by the contract manufacturer’s warranty, average cost per call and current period product shipments. If actual product failure rates, repair rates, service delivery costs, or post-sales support costs differ from our estimates, revisions to the estimated warranty liability would be required. Additionally, we accrue warranty costs for specific customer product repairs that are in excess of our warranty obligation calculation described above.

Long-Lived Assets
      Our long-lived assets include indefinite-lived intangible assets or goodwill, definite-lived intangible assets and property and equipment. The net balance of goodwill, definite-lived intangible assets and property and equipment at December 31, 2005 amounted to $27.5 million, $2.2 million and $13.6 million, respectively.
      Goodwill represents the excess of cost over the assigned value of the net assets in connection with prior acquisitions. Goodwill will be written down or written off when impaired. Goodwill is required to be tested for impairment at least annually and whenever events or changes in circumstances (“conditions”) indicate the carrying value of goodwill may not be recoverable.
      We completed our annual goodwill impairment analysis as of September 30, 2005 and concluded that as of September 30, 2005, there was no goodwill impairment. Our annual goodwill impairment analysis consists of comparing our book value to our market capitalization. If the trading price or the average trading price of our common stock is below the book value per share for a sustained period, a goodwill impairment test will be performed. Our book value per share was $10.32 at September 30, 2005 compared to the closing price of RadiSys shares as quoted on NASDAQ or the trading price on September 30, 2005 of $19.40. Management concluded there was no indication of material changes requiring an updated goodwill impairment analysis as of December 31, 2005.

      Intangible assets, net of accumulated amortization, primarily consist of acquired patents, completed technology, technology licenses and trade names. Intangible assets are being amortized on a straight-line basis over estimated useful lives ranging from 4 to 15 years. Property and equipment, net of accumulated depreciation, primarily consists of office equipment and software, manufacturing equipment, leasehold improvements, a building and other physical assets owned by RadiSys. Property and equipment are being depreciated or amortized on a straight-line basis over estimated useful lives ranging from 1 to 40 years. We assess impairment of intangible assets and property and equipment whenever changes in circumstances (“conditions”) indicate that the carrying values of the assets may not be recoverable.
      Conditions that would trigger a long-lived asset impairment assessment include, but are not limited to, a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator. If we determine that a long-lived asset impairment assessment is required, we must determine the fair value of the asset, which is determined based on the associated net present value of estimated future cash flows. We would estimate future cash flows using assumptions about our expected future operating performance. Our estimates of future cash flows may differ from actual cash flow due to, among other things, technological changes, economic conditions or changes to our business operations. Impairments would be recognized in operating results to the extent that the carrying value exceeds this calculated fair value of the long-lived assets.
      Historically, we have recognized impairments of long-lived assets as follows:

•	As a result of the sale of the Savvi business in 2003, we recorded $2.4 million in write-offs of goodwill. This impairment charge is included in the loss from discontinued operations related to the Savvi business in 2003.

•	During 2003, we reviewed property and equipment and identifiable intangible assets for impairment due to several events, including the sale of the Savvi business, the restructuring event in the first quarter, and the sale of our facility in Des Moines Iowa. As a result of the sale of the Savvi business, we recorded an impairment of our intangible assets of $1.7 million. This impairment charge is included in the loss from discontinued operations related to the Savvi business in 2003.

•	We disposed of $8.8 million of net book value associated with the building and other office equipment as a result of the sale of the Des Moines, Iowa facility. The write off of the net book value associated with building and office equipment is included in loss on building sale in 2003.

•	Also in 2003, we performed a fixed asset physical inventory count, during which we evaluated whether the carrying value of the property and equipment would be recoverable. We recorded write-offs of $240 thousand as a result of the fixed asset physical inventory.
      Considerable management judgment is required in determining if and when an event would trigger an impairment assessment of our long-lived assets and once such a determination has been made, considerable management judgment is required to determine the fair market value of the long-lived asset. If the trading price or the average trading price of our common stock is below the book value per share for a sustained period or if and when an event has triggered an impairment analysis of our long-lived assets, we may incur substantial impairment losses due to the write-down or the write-off of our long-lived assets.

Income Taxes
      We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. We record a valuation allowance to reduce deferred tax assets to the amount expected to “more likely than not” be realized in its future tax returns. Should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, adjustments to the valuation allowance for deferred tax assets may be required. The net deferred tax assets amounted to $29.0 million as of December 31, 2005. As of December 31, 2005 we estimate utilization of the net deferred tax assets will require that we generate $67.2 million in taxable income prior to the expiration of net operating loss carryforwards which will occur between 2006 and 2023.

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

Allowance for Doubtful Accounts
      We have a relatively small set of multinational customers that typically make up the majority of our accounts receivable balance. Our allowance for doubtful accounts is determined using a combination of factors to ensure that our trade receivables balances are not overstated. We record reserves for individual accounts when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, our estimates of the recoverability of receivables would be further adjusted. At December 31, 2005, 61.6% of our accounts receivable was due from our four largest customers. If one of these large customers or a number of our smaller customers files for bankruptcy or otherwise is unable to pay us the amounts due the current allowance for doubtful accounts may not be adequate. During the years ended December 31, 2004 and 2005 there were no significant account balances reserved for and the allowance for doubtful accounts decreased by $12 thousand as a result of the write-off of previously specifically identified account balances.
      We maintain a non-specific bad debt reserve for all customers based on a variety of factors, including the length of time receivables are past due, trends in overall weighted average risk rating of the total portfolio, macroeconomic conditions, significant one-time events and historical experience. Typically, this non-specific bad debt reserve amounts to at least 1% of quarterly revenues.

Accrued Restructuring and Other Charges
      For the years ended December 31, 2003, 2004 and 2005 expenses associated with exit or disposal activities are recognized when probable and estimable. Because we have a history of paying severance benefits, the cost of severance benefits associated with a restructuring charge is recorded when such costs are probable and the amount can be reasonably estimated.
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

Revenue Recognition
      We recognize revenue when the earnings process is complete, as evidenced by the following revenue recognition criteria: an agreement with the customer, fixed pricing, delivery or transfer of title and customer acceptance, if applicable, and that the collectibility of the resulting receivable is reasonably assured. We enter into contracts to sell our products and services, and, while the majority of our sales agreements contain standard terms and conditions under which we recognize revenue upon shipment of product, infrequently we enter into agreements that contain non-standard terms and conditions. Non-standard terms and conditions can include, but are not limited to, customer acceptance criteria or other post-delivery obligations. As a result, significant contract interpretation is sometimes required to determine the appropriate timing of revenue recognition.
      The components of total revenues were as follows (in thousands):

	For the Years Ended
	December 31,

	2005	2004	2003

Hardware	$252,180	$234,352	$190,621
Software royalties and licenses	4,394	6,304	6,499
Software maintenance	1,919	939	798
Engineering and other services	1,738	4,220	4,877
Other	3	9	—

Total revenues	$260,234	$245,824	$202,795

Hardware
      Under our standard terms and conditions of sale, we transfer title and risk of loss to the customer at the time product is shipped to the customer and revenue is recognized accordingly, unless customer acceptance is uncertain or significant obligations remain. We reduce revenue for estimated customer returns for rotation rights according to agreements with our distributors. The amount of revenues derived from these distributors as a percentage of total revenues was 1.5%, 1.5% and 1.5% for the years ended December 31, 2005, 2004 and 2003, respectively.

Software Royalties and Licenses
      Revenue from customers for prepaid, non-refundable software royalties is recorded when the revenue recognition criteria have been met. Revenue for non-prepaid royalties is recognized at the time the underlying product is shipped by the customer paying the royalty. We recognize software license revenue at the time of shipment or upon delivery of the software master provided when the revenue recognition criteria have been met and vendor-specific objective evidence exists to allocate the total fee to all delivered and undelivered elements of the arrangement.

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

Stock-based Compensation
      Equity instruments are granted to employees, directors and consultants in certain instances, as defined in the respective plan agreements. In 2005, we issued equity instruments in the form of stock options, restricted stock and stock issued to employees as a result of the employee stock purchase plan (“ESPP”). In 2003 and 2004 we issued equity instruments in the form of stock options and stock issued to employees as a result of the ESPP, only. We currently account for the stock-based compensation expense associated with our equity instruments using the intrinsic value method. We provide pro forma disclosures of net income (loss) and net income (loss) per common share as if the fair value method had been applied in measuring compensation expense. In December 2004, the Financial Accounting Standards Board (“FASB”) issued its final determination on the issue of stock-based compensation, requiring companies to account for stock-based compensation based on the fair value method, which replaces the intrinsic value method. For periods prior to the effective date of this change, the pro forma disclosures mentioned previously were an alternative to recognition in the financial statements. The pro forma disclosures previously permitted are no longer an alternative to financial statement recognition after December 31, 2005 as the effective date of this change for us is January 1, 2006.
      We currently use the Black-Scholes model to measure our stock-based compensation expense for the pro forma disclosures. We will continue to use the Black-Scholes valuation model in determining the fair value of equity instruments which will then be amortized on a straight-line basis over the requisite service period. We will apply the modified prospective method, which requires that compensation expense be recorded for all unvested stock options and ESPP shares upon the effective date of this change or January 1, 2006. Prior periods will not be restated.
      To determine the fair value of our stock-based compensation plans, we currently take into consideration the following:

•	Exercise price of the option or share

•	Expected life of the option or share

•	Price of our common stock on the date of grant

•	Expected volatility of our common stock over the expected life of the option or share

•	Risk free interest rate during the expected term of the option
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
      The pro forma disclosure for 2005, 2004 and 2003 included in Note 1 to the Consolidated Financial Statements are not likely to be representative of the effects on reported net income (loss) and net income (loss) per share for future years primarily due to the following factors:

•	We incurred incremental expense associated with options exchanged as a result of the Stock Option Exchange Program (See Note 1 to the Consolidated Financial Statements.) The value of this exchange was $2.8 million and amortized on a straight-line basis beginning on the date of exchange in August 2003 to the date of the Acceleration (see below), at which time the remaining entire expense was recognized, net of related tax effects.

•	In 2004, the Compensation and Development Committee of the Board of Directors approved an acceleration (the “Acceleration”) of vesting of those non-director employee stock options with an option price greater than $15.99, which was greater than the fair market value of the shares on that date ($14.23). Approximately 1.1 million options with varying remaining vesting schedules were subject to the acceleration and became immediately exercisable. Historically we have not accelerated the vesting of employee stock options. As a result of the acceleration, we reduced the stock-based compensation expense that it will include in net income after January 1, 2006. Included in the pro forma stock-based compensation expense for 2004 is $6.1 million associated with the acceleration, net of related tax effects.

•	Additional awards are made every year and beginning in 2005, we changed our equity instrument compensation structure such that we are issuing more restricted shares and fewer stock options.

      We estimate income from operations will be reduced by stock-based compensation expense of approximately $5.5 million to $6.5 million in 2006. However, the actual stock-based compensation expense estimated for 2006 could materially differ from this estimate. Our assessment, which includes an estimate of the timing and number of future options grants and share issuances, is based on the Black-Scholes option pricing model and is affected by our stock price as well as management’s assumptions regarding a number of complex and subjective variables, as previously mentioned. As such, our actual stock option expense may differ materially from this estimate. Additionally, SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after its adoption.
Results of Operations
      The following table sets forth certain operating data as a percentage of revenues for the years ended December 31, 2004, 2003 and 2002.

	For the Years Ended
	December 31,

	2005	2004	2003

Revenues	100.0%	100.0%	100.0%
Cost of sales	70.5	67.8	67.9

Gross margin	29.5	32.2	32.1
Research and development	11.4	11.5	11.3
Selling, general, and administrative	11.6	12.4	13.3
Intangible assets amortization	0.8	0.9	1.5
Loss on building sale	—	—	0.9
Restructuring and other charges	0.4	0.4	0.8

Income from operations	5.3	7.0	4.3
Gain (loss) on repurchase of convertible subordinated notes	(0.0)	(0.2)	0.4
Interest expense	(0.8)	(1.5)	(2.4)
Interest income	2.4	1.4	1.3
Other expense, net	(0.3)	(0.1)	(0.6)

Income from continuing operations before income tax provision	6.6	6.6	3.0
Income tax provision	0.5	1.3	—

Income from continuing operations	6.1	5.3	3.0

Loss on discontinued operations related to Savvi business, net of tax benefit	—	—	(2.3)

Net income	6.1%	5.3%	0.7%

Comparison of Year 2005 and Year 2004
      Revenues. Revenues increased by $14.4 million, or 5.9%, from $245.8 million in 2004 to $260.2 million in 2005. The increase in revenue during 2005 compared to 2004 was due to an increase in revenues in the communications networking market of $26.7 million offset by a $12.3 million decrease in revenues from the commercial systems market.
      Revenues in the communications networking market increased in 2005 compared to 2004 due to strong demand within the wireless market as our product content continues to expand with 2.5 and 3G deployments. Revenues were also higher due to deployments of new products by one of our major customers.

      Revenues in the commercial systems market decreased in the 2005 compared to 2004, primarily due to declines in our transaction terminal and industrial automation business, partially offset by increases within our medical and test and measurement market. The decrease in revenues attributable to the transaction terminal market was primarily due to design wins nearing the end of their life cycle. The increase in revenues from the medical market was attributable to design wins that have ramped into production during 2005.
      Given the dynamics of these markets, we may experience general fluctuations in the percentage of revenue attributable to each market and, as a result, the quarter to quarter and year to year comparisons of our markets often are not indicative of overall economic trends affecting the long-term performance of our markets. We currently expect that each of our markets will continue to represent a significant portion of total revenues.
      From a geographic perspective, for the year ended December 31, 2005 compared to the same period in 2004 the overall increase in revenues was split between customers located in the EMEA and Asia Pacific regions. For the year ended December 31, 2005 compared to the same period in 2004 revenues as measured by destination in the EMEA region increased by $8.2 million while Asia Pacific revenues increased by $21.1 million. This increase to the Asia Pacific region was due to shipments of products to existing multinational customers receiving products directly into the Asia Pacific region. For the year ended December 31, 2005 revenues from North America declined by $14.9 million compared to the same periods in 2004. The decline in this region was a result of declines in our transaction terminal and industrial automation business as well as a shift of sales for our multinational customers requesting delivery of products directly into the Asia Pacific region. We currently expect continued fluctuations in the percentage of revenue from each geographic region. Additionally, we expect non-U.S. revenues to remain a significant portion of our revenues.
      Gross Margin. Gross margin as a percentage of revenues for 2005 was 29.5% compared to 32.2% for 2004. Approximately half of the decrease in gross margin as a percentage of revenues for the year ended December 31, 2005 compared to the same period in 2004 was attributable to product mix as more of our revenue came from higher volume products with volume-based pricing. The remainder of the decrease was associated with our write-down of inventory valuation for excess and obsolete E&O inventory, an increase in the adverse purchase commitment liabilities associated with our outsourced manufacturing operations and higher silicon prices due to industry shortages. We also continued to incur some redundant manufacturing costs as we moved forward with outsourcing our internal manufacturing to our partners Celestica and FoxConn. Finally, we incurred additional manufacturing-related costs in 2005 due to making our products RoHS compliant and incurring additional warranty-related costs.
      Based on current forecasted revenue mix and higher silicon prices, we currently anticipate that gross margin as a percentage of revenues will be in the high 20’s for the next few quarters. This margin range excludes any impact from stock-based compensation expense that will result from the implementation of the new accounting standard that requires the recognition of stock-based compensation expense associated with employee stock options and ESPP shares, effective January 1, 2006.
      Research and Development. Research and development expenses consist primarily of salary, bonuses and benefits for product development staff, and cost of design and development supplies and equipment, net of reimbursements for non-recurring engineering services. Research and development expenses increased $1.6 million, or 5.6%, from $28.2 million in 2004 to $29.8 million in 2005. We plan on additional increases for the next couple of quarters before leveling off in the second half of 2006
      Our investment in the development of standards-based products, such as ATCA, increased our research and development expense for 2005 compared 2004. During 2005, we also continued to increase headcount at our Shanghai development center and added other expenses in connection with the development of the infrastructure to support this location. These increases were partially offset by a decrease in variable compensation linked to profitability.

      Selling, General, and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of salary, commissions, bonuses and benefits for sales, marketing, executive, and administrative personnel, as well as professional services and costs of other general corporate activities. SG&A expenses decreased $364 thousand, or 1.2%, from $30.4 million in 2004 to $30.1 million in 2005. The decrease in SG&A expense for the year ended December 31, 2005 was primarily associated with $619 thousand in non-recurring costs that were recognized in the 2004 associated with a potential acquisition that was ultimately abandoned. Without these costs we would have seen an increase in SG&A expense of $255 thousand primarily due to annual merit increases in salaries.
      Stock-based Compensation Expense. In 2005, 97 thousand shares of restricted stock were granted. We incurred $199 thousand of stock-based compensation related to restricted stock for the year ended December 31, 2005. We did not incur any stock-based compensation expense associated with restricted stock for the year ended December 31, 2004.
      In 2004, we incurred $841 thousand of stock-based compensation expense associated with shares issued pursuant to our 1996 Employee Stock Purchase Plan (“ESPP”). We incurred stock-based compensation expense because the original number of ESPP shares approved by the shareholders was insufficient to meet employee demand for an ESPP offering which was consummated in February 2003 and ended in August 2004. We subsequently received shareholder approval for additional ESPP shares in May 2003. The shares issued in the February 2003 ESPP offering in excess of the original number of ESPP shares approved at the beginning of the offering (the “shortfall”) triggered recognition of stock-based compensation expense under the intrinsic value method. The shortfall amounted to 138 thousand and 149 thousand shares in May 2004 and August 2004, respectively.
      The expense per share was calculated as the difference between 85% of the closing price of RadiSys shares as quoted on NASDAQ on the date that additional ESPP shares were approved (May 2003) and the February 2003 ESPP offering purchase price. Accordingly, the expense per share was calculated as the difference between $8.42 and $5.48. The shortfall of shares was dependent on the amount of contributions from participants enrolled in the February 2003 ESPP offering
      We recognized stock-based compensation expense in reported net income related to 2005 restricted stock grants and the 2004 ESPP shortfall as follows (in thousands):

	For the Years
	Ended
	December 31,

	2005	2004

Cost of sales	$23	$235
Research and development	55	343
Selling, general and administrative	121	263

	$199	$841

      Intangible Assets Amortization. Intangible assets consist of purchased technology, patents and other identifiable intangible assets. Intangible assets amortization expense was $2.1 million and $2.2 million in 2005 and 2004, respectively. Intangible assets amortization decreased due to certain intangible assets becoming fully amortized during the first and second quarters of 2004. We perform reviews for impairment of the purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
      Restructuring and Other Charges. We evaluate the adequacy of the accrued restructuring and other charges on a quarterly basis. As a result, we record certain reclassifications and reversals to the accrued restructuring and other charges based on the results of the evaluation. The total accrued restructuring and other charges for each restructuring event are not affected by reclassifications. Reversals are recorded in the period in which we determine that expected restructuring and other obligations are less than the amounts accrued. Tables summarizing the activity in the accrued liability for each restructuring event are contained in Note 9 of the Notes to the Consolidated Financial Statements. During 2005 and 2004, we recorded restructuring and other charges and reversals as described below.

Second Quarter 2005 Restructuring
      In June 2005, we initiated a restructuring plan that included the elimination of 93 positions primarily within our manufacturing operations as a result of the continued outsourcing of production to our primary manufacturing partners, Celestica and FoxConn. In 2005, we incurred severance and other employee-related separation costs of approximately $1.3 million as a result of this restructuring event. We expect the workforce reduction to be substantially completed by June 30, 2006.

Fourth Quarter 2004 Restructuring
      In October 2004, we announced plans to eliminate approximately 55 to 65 positions as a result of the increase in outsourced manufacturing as well as to continue our shift of skills required to develop, market, sell, and support more advanced embedded platforms and solutions. In 2005 and 2004, we incurred severance and other employee-related separation costs and other charges of $35 thousand and $1.7 million, respectively, as a result of this restructuring event. The balance in accrued restructuring liability related to this charge was zero at December 31, 2005.

Third Quarter 2004 Restructuring
      In August 2004, we announced plans to close our Birmingham UK office and eliminate approximately 14 engineering and marketing positions. In 2005, we completed integrating the work done by these employees into other RadiSys locations. In conjunction with this elimination of positions, R&D spending was re-directed to align our strategy to deliver more integrated standards-based solutions. In 2005 and 2004, we incurred severance and other employee-related separation costs and other charges of $112 thousand and $482 thousand, respectively, as a result of this restructuring event. The balance in accrued restructuring liability related to this charge was zero at December 31, 2005.

Other
      During 2005, we came to agreement in principle with the landlord of the Birmingham, UK office to pay 5 months rent or $33 thousand as compensation for the termination of the lease agreement

Reversals
      In 2005, we recorded restructuring-related reversals amounting to $379 thousand. The reversals were primarily associated with employees who left RadiSys prior to receiving a severance payment and employees who were retained to fill new positions at RadiSys. In 2004, we recorded reversals amounting to $1.1 million relating primarily to a buy-out of the remaining lease obligations on the Houston facility vacated as a result of previous restructuring events and various amounts originally accrued for certain non-cancelable leases for facilities vacated as a result of previous restructuring events. We entered into subleasing arrangements for a portion of these facilities and as a result we reduced the restructuring accruals.
      Loss on the Repurchase of Convertible Notes. In 2005, we repurchased $7.5 million principal amount of the outstanding convertible subordinated notes, with an associated discount of $69 thousand. We repurchased the notes in the open market for $7.4 million and, as a result, recorded a loss of $50 thousand. The repurchase of the remaining outstanding principal amount of the convertible subordinated notes which amounted to $2.5 million at December 31, 2005 has been approved by the board of directors and when and if we repurchase the remaining convertible subordinated notes, we anticipate incurring a small loss on the repurchase of the notes. We may elect to use a portion of our cash, cash equivalents and investment balances to buy back additional amounts of the convertible subordinated notes.

      In 2004, we repurchased $58.8 million principal amount of the outstanding convertible subordinated notes, with an associated discount of $897 thousand. We repurchased the notes in the open market for $58.2 million and, as a result, recorded a loss of $387 thousand.
      Interest Expense. Interest expense includes interest expense incurred on convertible senior and subordinated notes. Interest expense decreased $1.5 million, or 42.4%, from $3.6 million in 2004 to $2.1 million in 2005. The decrease in the interest expense for 2005 compared to 2004 is due to the decrease in interest expense associated with the convertible subordinated notes primarily resulting from the repurchases of the convertible subordinated notes in the fourth quarter of 2005 and the mid-year 2004 repurchases.
      Interest Income. Interest income increased $2.9 million, or 85.5%, from $3.4 million in 2004 to $6.3 million in 2005. Interest income increased as a result of a higher average balance of cash, cash equivalents and investments in 2005 compared to 2004. Increasing interest rates and a shift in our investment portfolio towards higher yielding auction rate securities has also contributed to the increase in interest income.
      Other Expense, net. Other expense, net, primarily includes foreign currency exchange gains and losses. Other expense, net, was $879 thousand in 2005 compared to $472 thousand in 2004. Foreign currency exchange rate fluctuations resulted in a net loss of $803 thousand in 2005 compared to a net loss of $317 thousand in 2004. The net exchange rate loss incurred for the year ended December 31, 2005 was primarily caused by the strengthening of the U.S. dollar relative to the Japanese Yen throughout 2005.
      Income Tax Provision. We recorded a tax provision of $1.2 million for the year ended December 31, 2005 compared to $3.3 million for the year ended December 31, 2004. Our effective tax rate for the year ended 2005 was 6.9% compared to 20.0% for the year ended December 31, 2004. The decrease in the tax provision as well as the effective tax rate in 2005 versus 2004 is primarily due to a projected increase in future utilization of deferred tax assets causing the reversal of a portion of the related valuation allowance and taxes on foreign income that differs from U.S. tax rate.
      We currently estimate that our effective tax rate for 2006 will be approximately 22%. The 2006 estimated effective tax rate is based on current tax law and current projections of income, and assumes that we continue to receive the tax benefits associated with certain income associated with foreign jurisdictions. The tax rate may be affected by potential acquisitions, restructuring events or divestitures, the jurisdictions in which profits are determined to be earned and taxed, and the ability to realize deferred tax assets. Additionally, the estimated effective rate for 2006 excludes any impact from stock-based compensation expense that will result from the implementation of the new accounting standard that requires the recognition of stock-based compensation expense associated with employee stock options and ESPP shares, effective January 1, 2006.
      On October 22, 2004, the President of the United States of America signed the American Jobs Creation Act of 2004 (the “Act”). One of the key provisions of the Act includes a repeal of the extraterritorial income exclusion. In its place, the Act provides a relief provision for domestic manufacturers by providing a new domestic manufacturing deduction. The Act also includes a temporary incentive for U.S. multinationals to repatriate foreign earnings and other international tax reforms designed to improve the global competitiveness of U.S. multinationals. We have completed our evaluation of the impact of the Act and have concluded not to repatriate any foreign earnings pursuant to the provisions of the Act and have determined that due to the reduction of our domestic manufacturing operations, the impact of domestic manufacturing deduction was minimal.
      On October 4, 2004 the Working Families Tax Relief Act of 2004 was enacted to extend several tax credits, including the research and development tax credit. Under the new law the research and development tax credit was retroactively reinstated to June 30, 2004 and is available through December 31, 2005. We have recorded a federal research and development credit of approximately $362 thousand for the year ended 2005.

      At December 31, 2005, we had net deferred tax assets of $29.0 million. Valuation allowances of $6.8 million and $15.9 million, as of December 31, 2005 and 2004, respectively, have been provided for deferred income tax assets related primarily to net operating loss and tax credit carryforwards that may not be realized. The decrease in valuation allowance of $9.1 million for the year ended December 31, 2005 compared to the year ended December 31, 2004 is primarily attributable to a projected increase in future utilization of general business tax credits and certain net operating loss carryforwards. Over the last three years we have generated significant cumulative book income. As of December 31, 2005 we estimate utilization of the net deferred tax assets will require that we generate $67.2 million in taxable income prior to the expiration of net operating loss carryforwards which will occur between 2006 and 2023. We cannot provide absolute assurance that we will generate sufficient taxable income to fully utilize the net deferred tax assets, and accordingly, we may record a valuation allowance against the deferred tax assets if our expectations of future taxable income change or are not achieved. If we were to record a valuation allowance, the allowance could include the entire balance of net deferred tax assets as any significant departures from expected future taxable income could suggest uncertainty in our business and therefore we may determine that there is no reasonable basis to calculate a partial valuation allowance. Any tax benefit subsequently recognized from the acquired net operating loss and research and development tax credit carryforwards of Microware would be allocated to goodwill.
      The Joint Committee of Taxation has issued a tax clearance letter to RadiSys on December 1, 2005 concurring with the IRS audit results for the tax years 1996 through 2002.

Comparison of Year 2004 and Year 2003
      Revenues. Revenues increased by $43.0 million, or 21.2%, from $202.8 million in 2003 to $245.8 million in 2004. Included in the revenues in the first and fourth quarter of 2004, were end of life component inventory sales to two of our major customers amounting to $3.1 million and $1.4 million, respectively. These inventory sales were recorded as revenues but did not generate any gross profit since the inventory was sold at cost. As of December 31, 2004 and December 31, 2003, backlog was approximately $22.6 million and $31.8 million, respectively. Generally, the increase in revenues in 2004 compared to 2003 was attributable to sales volume increases and new product sales in the end markets as described below.
      The increase in revenues in 2004 compared to 2003 was due to an increase in revenues in the communication networking and commercial systems markets of $31.0 million and $12.0 million, respectively. The end of life component inventory sales discussed above were included in the communications networking market revenues in 2004.
      Revenues in the communication networking market increased in 2004 compared to the same periods in 2003, primarily because we continued to design and supply more content within our customers’ 2.5G and 3G wireless infrastructure products. The increase was attributable to improved economic conditions causing market growth in the wireless infrastructure sub-market. Additionally, the revenues attributable to the communications networking market were due to increased sales to the datacom sub-market. This was due to the ramp of a new product in this sub-market into full-production in mid-2004. Partially offsetting this growth was a year-over-year decline in the telephony sub-market.
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

      From a geographic perspective, in 2004 compared to 2003 the overall increase in revenues was concentrated in EMEA, which experienced an increase in revenues of $38.6 million. The increase in the revenues in EMEA in 2004 compared to 2003 was primarily attributable to higher sales of wireless infrastructure products to Nokia. Included in EMEA revenues in 2004 was $4.5 million end of life component inventory sales to two of our major customers.
      Gross Margin. Gross margin for 2004 was 32.2% compared to 32.1% for 2003. In 2004, cost of sales includes $235 thousand of stock-based compensation expense which is discussed in “Stock-based Compensation Expense” below.
      The following items affected gross margin as a percentage of revenues for 2004 compared to 2003. The inventory valuation allowance requirements, including transfers from adverse purchase commitments, decreased as a percentage of revenues from 2.1% in 2003 to 1.2% in 2004 primarily because during the fourth quarter of 2003, we revised the inventory valuation allowance calculation. We previously estimated the required inventory valuation allowance based on a forward projection of excess material beyond 12 months demand. The revised process combines the historical view of demand over the prior six months with a prospective view of demand over 12 months. We tested the revised method against prior periods and found it to be a better indicator of excess inventory. Additionally, the inventory valuation allowance requirements decreased due to increasing demand and consumption for some of our older products. Warranty expenses decreased as a percentage of revenues from 2.0% in 2003 to 1.1% in 2004 due to a few unique, specifically-identified warranty-related issues that made up a large portion of the warranty expense in 2003. The improvement in our gross margin from 2003 to 2004 which resulted from decreases in the inventory valuation allowance and warranty reserves as a percentage of revenues was almost entirely offset by a shift in sales to higher volume products which have lower margins. These lower margin products are primarily associated with sales to our larger customers that receive volume discounts. Further, during the first and fourth quarters of 2004 we had end of life component inventory sales to two of our major customers amounting to $3.1 million and $1.4 million, respectively. These inventory sales did not generate any gross profit as the inventory was sold at cost.
      Research and Development. Research and development expenses consist primarily of salary, bonuses, and benefits for product development staff, and cost of design and development supplies and equipment. Research and development expenses increased $5.4 million, or 23.5%, from $22.8 million in 2003 to $28.2 million in 2004. In 2004, research and development expenses included $343 thousand of stock-based compensation expense which is discussed in “Stock-based Compensation Expense” below. The increase in research and development expenses in 2004 compared to 2003 was due mainly to an increase in payroll-related expenses, fees to outside contractors, and other costs associated with research and development programs, including materials for prototypes and beta versions of our products. Payroll-related expenses increased due to additional personnel focused on research and development efforts, merit-related salary increases and profit-dependent compensation expenses. During 2004, we increased our investment in the development of standards-based platforms, such as ATCA. Fees to outside contractors increased as we were working to meet several project deadlines to capitalize on customer and market opportunities. We completed the infrastructure and entity establishment work for our Shanghai research and development design center, and in 2004 we began hiring additional staff for the design center.
      Selling, General, and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of salary, commissions, bonuses and benefits for sales, marketing, executive, and administrative personnel, as well as the costs of professional services and costs of other general corporate activities. SG&A expenses increased $3.4 million, or 12.6%, from $27.0 million in 2003 to $30.4 million in 2004. In 2004, SG&A expenses included $263 thousand of stock-based compensation expense which is discussed in “Stock-based Compensation Expense” below. The increase in SG&A expenses in 2004 compared to 2003 was primarily attributable to an increase in payroll-related expenses, costs associated with the implementation of the Sarbanes-Oxley Act, costs associated with establishing our presence in China and an increase in sales and marketing expenses. Payroll-related expenses increased due to merit-related salary increases and profit-dependent compensation expenses. Costs associated with the implementation of the Sarbanes-Oxley Act include fees to outside contractors and service providers. Costs associated with establishing our presence in China include legal fees and other administrative costs. Sales and marketing activities increased to support our increasing investment in standards-based platforms. SG&A expenses in 2004 also includes $619 thousand associated with a potential acquisition that was ultimately abandoned.
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
      We recognized stock-based compensation expense in reported net income related to the 2004 ESPP shortfall as follows (in thousands):

	For the Years
	Ended
	December 31,

	2004	2003

Cost of sales	$235	$—
Research and development	343	—
Selling, general and administrative	263	—

	$841	$—

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

Fourth Quarter 2004 Restructuring
      In October 2004, we announced plans to eliminate approximately 55 to 65 positions as a result of the increase in outsourced manufacturing as well as to continue our shift of skills required to develop, market, sell, and support more advanced embedded platforms and solutions. In 2004, we incurred severance and other employee-related separation costs and other charges of $1.7 million, as a result of this restructuring event.

Third Quarter 2004 Restructuring
      In August 2004, we announced plans to close our Birmingham UK office and eliminate approximately 14 engineering and marketing positions. In conjunction with this elimination of positions, R&D spending was re-directed to align our strategy to deliver more integrated standards-based solutions. In 2004, we incurred severance and other employee-related separation costs and other charges of $482 thousand, as a result of this restructuring event.

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

Reversals
      We recorded reversals amounting to $1.1 million during 2004 related primarily to a buy-out of the remaining lease obligations on our Houston manufacturing facility, which was vacated as a result of various restructuring events. The reversals also include various amounts originally accrued for certain non-cancelable leases for facilities vacated as a result of the restructuring events. We entered into subleasing arrangements for a portion of these remaining facilities and during 2004 updated our analysis of the subleasing arrangements. As a result of this analysis we reversed a portion of restructuring reserves in connection with increased anticipated sublease income as well as previously unbilled charges owed from our sublease tenants. We recorded reversals amounting to $208 thousand during 2003 related primarily to accruals for certain non-cancelable leases for facilities vacated as a result of the restructuring events. During 2002 and 2003, we entered into subleasing arrangements for a portion of these facilities, and as result, we reduced the restructuring accruals.
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
      Interest Expense. Interest expense includes interest expense incurred on convertible senior and subordinated notes. Interest expense decreased $1.3 million, or 26.6%, from $4.9 million in 2003 to $3.6 million in 2004.
      The decrease in interest expense in 2004 compared to 2003 was due to the $2.2 million decrease in interest expense associated with the convertible subordinated notes and a decrease in interest expense associated with a mortgage payable in the amount of $505 thousand, partially offset by $1.4 million of additional interest incurred on our convertible senior notes issued in November 2003. The decrease in the interest expense associated with our convertible subordinated notes was due to a decrease in the balance of outstanding convertible subordinated notes as a result of the repurchase of the notes during the first quarter of 2003 and the second quarter of 2004. In December 2003, we sold our Des Moines, Iowa facility. As a result, we paid the mortgage payable in full.
      Interest Income. Interest income increased $790 thousand, or 30.1%, from $2.6 million in 2003 to $3.4 million in 2004. Interest income increased primarily because of the increase in the amount of cash available to invest. The cash available to invest increased due to the net proceeds from the offering of our convertible senior notes completed in November 2003 in the amount of $97 million. Additionally, we experienced an increase in the average yield on investments in 2004 as a result of the increased interest rate environment in the United States of America.

      Other Expense, net. Other expense, net, primarily includes foreign currency exchange gains and losses and unusual items. Other expense, net, was $472 thousand in 2004 compared to $1.3 million in 2003.
      Foreign currency exchange rate fluctuations resulted in a net loss of $317 thousand in 2004 compared to a net loss of $787 thousand in 2003. The decrease in the foreign currency exchange rate net loss was primarily due to strengthening of the US dollar relative to European currencies in 2004 compared to 2003.
      Net of the change in net losses related to foreign currency exchange rate fluctuations, the change in Other expense, net, in 2004 compared to 2003, was primarily attributable to a loss related to an other-than-temporary decline in value on the investment in shares of GA eXpress (“GA”) common stock amounting to $358 thousand recorded in 2003. We hold shares in GA as a result of the 1996 sale of Texas Micro’s Sequoia Enterprise Systems business unit to GA in exchange for stock. We acquired Texas Micro in 1999. Factors we considered when we determined the decline in value on the investment in GA shares was other than temporary, include, but are not limited to, the likelihood that the related company would have insufficient cash flows to operate for the next 12 months, significant changes in the operating performance or operating model and/or changes in market conditions. As of December 31, 2004, the estimated fair value of this investment is zero. Additionally, we recorded a loss on the disposal of fixed assets recorded in the first quarter of 2003 of $240 thousand as a result of a fixed asset physical inventory count.
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

Liquidity and Capital Resources
      The following table summarizes selected financial information for each of the years ended on the dates indicated:

	December 31,	December 31,	December 31,
	2005	2004	2003

	(Dollar amounts in thousands)
Cash and cash equivalents	$90,055	$80,566	$149,925
Short-term investments	135,800	78,303	44,456
Long-term investments	—	39,750	30,992

Cash and cash equivalents and investments	$225,855	$198,619	$225,373

Working capital	$249,159	$186,634	$222,324
Accounts receivable, net	$39,055	$42,902	$30,013
Inventories, net	$21,629	$22,154	$26,092
Accounts payable	$36,903	$31,585	$21,969
Convertible senior notes	$97,279	$97,148	$97,015
Convertible subordinated notes	$2,498	$9,867	$67,585
Days sales outstanding(A)	55	54	51
Days to pay(B)	73	59	54
Inventory turns(C)	8.4	6.9	5.4
Inventory turns — days(D)	44	48	64
Cash cycle time — days(E)	26	43	61

(A)	Based on ending net trade receivables divided by daily revenue (based on 365 days in each year presented).

(B)	Based on ending accounts payable divided by daily cost of sales (based on 365 days in each year presented).

(C)	Based on cost of sales divided by average ending inventory.

(D)	Based on ending inventory divided by quarterly cost of sales (annualized and divided by 365 days).

(E)	Days sales outstanding plus inventory turns — days, less days to pay.
      Cash and cash equivalents increased by $9.5 million from $80.6 million at December 31, 2004 to $90.1 million at December 31, 2005. Activities impacting cash and cash equivalents are as follows:

Cash Flows

	For the Years Ended December 31,

	2005	2004	2003

	(In thousands)
Cash provided by operating activities	$32,171	$24,718	$18,316
Cash provided by (used in) investing activities	(23,302)	(49,231)	13,170
Cash provided by (used in) by financing activities	1,224	(45,709)	84,501
Effects of exchange rate changes	(604)	863	800

Net increase (decrease) in cash and cash equivalents	$9,489	$(69,359)	$116,787

      We have generated annual cash provided by operating activities in amounts greater than net income in 2005, 2004 and 2003, driven mainly by improved management of our working capital. We currently believe that cash flows from operations, available cash balances, and short-term borrowings will be sufficient to fund our operating liquidity needs.

      In 2005 we used net cash provided by operating activities for capital expenditures amounting to $5.5 million. During 2005, capital expenditures included our continued investment in equipment to support our China based manufacturing partner as well as leasehold improvements, office equipment and software to support our continued growth and productivity. Net cash provided by operating activities was also used for expenditures amounting to approximately $1.8 million associated with our restructuring activities.
      During the year ended December 31, 2005 we also used $7.4 million to repurchase our 5.5% convertible subordinated notes. The Board of Directors has approved the repurchase of the remaining principal amount of the convertible subordinated notes amounting to $2.5 million as of December 31, 2005 and $25.0 million of our outstanding shares of common stock. We will consider the repurchase of the notes and common stock on the open market or through privately negotiated transactions from time to time subject to market conditions. In addition to the potential repurchase of our outstanding common stock and convertible subordinated notes we intend to use our working capital to expand our product offerings through research and development and potential acquisitions.
      In 2005 we received $8.7 million in proceeds from the issuance of common stock through our stock-based compensation plans.
      Changes in foreign currency rates impacted beginning cash balances during the year ended December 31, 2005, by $604 thousand. Due to our international operations where transactions are recorded in functional currencies other than the U.S. Dollar, the effects of changes in foreign currency exchange rates on existing cash balances during any given periods results in amounts on the consolidated statements of cash flows that may not reflect the changes in the corresponding accounts on the consolidated balance sheets.
      During the year ended December 31, 2004, we used net cash provided by operating activities for capital expenditures amounting to $4.8 million. In 2004, capital expenditures primarily related to computer hardware, software, and test equipment to be used to design and test our standards-based products and equipment purchased to support our investment in the China operations. Additionally, during the year ended December 31, 2004, we received $12.5 million in cash proceeds from the sale of our common stock associated with our employee stock-based compensation plans.
      Working capital increased $62.6 million from $186.6 million at December 31, 2004 to $249.2 million at December 31, 2005. Working capital increased due to a shift in our investments from long term to short term combined with our net positive cash flow from operating and financing activities generated during 2005.
      Management believes that cash flows from operations, available cash balances, and short-term borrowings will be sufficient to fund our operating liquidity needs for the short-term and long-term future.

Investments
      Short-term and long-term investments reported as (in thousands):

	December 31,	December 31,
	2005	2004

Short-term investments, net of unamortized premium of zero and $103, respectively	$135,800	$78,303

Long-term investments, net of unamortized premium of zero and zero, respectively	$—	$39,750

      We invest excess cash in debt instruments of the U.S. Government and its agencies, and those of high-quality corporate issuers. As of December 31, 2005 we had $96.0 million investments classified as available-for-sale. As of December 31, 2005 we had $39.8 million investments classified as held-to-maturity. As of December 31, 2005, we had no long-term held-to-maturity investments. During 2005 we shifted our investments to shorter-term maturities as we plan on actively evaluating potential acquisitions and partnership opportunities. Our investment policy requires that the total investment portfolio, including cash and investments, not exceed a maximum weighted-average maturity of 18 months. In addition, the policy mandates that an individual investment must have a maturity of less than 36 months, with no more than 20% of the total portfolio exceeding 24 months. As of December 31, 2005, we were in compliance with our investment policy.

Stock Repurchase Program
      In 2005, the Board of Directors authorized the repurchase of up to $25 million of outstanding shares of common stock. We currently intend to purchase the stock on the open market or through privately negotiated transactions. The timing and size of any stock repurchases are subject to market conditions, stock prices, cash position and other cash requirements.

Line of Credit
      During the first quarter of 2005, we renewed our line of credit facility, which expires on March 31, 2006, for $20.0 million at an interest rate based upon the lower of the London Inter-Bank Offered Rate (“LIBOR”) plus 1.0% or the bank’s prime rate. The line of credit is collateralized by our non-equity investments and is reduced by any standby letters of credit. At December 31, 2005, we had a standby letter of credit outstanding related to one of our medical insurance carriers for $105 thousand. The market value of non-equity investments must exceed 125.0% of the borrowed facility amount, and the investments must meet specified investment grade ratings. We plan to renew our line of credit in the first quarter of 2006.
      As of December 31, 2005 and December 31, 2004, there were no outstanding balances on the standby letter of credit or line of credit and we were in compliance with all debt covenants.

Convertible Senior Notes
      During November 2003, we completed a private offering of $100 million aggregate principal amount of 1.375% convertible senior notes due November 15, 2023 to qualified institutional buyers. The discount on the convertible senior notes amounted to $3 million.
      Convertible senior notes are unsecured obligations convertible into our common stock and rank equally in right of payment with all of our existing and future obligations that are unsecured and unsubordinated. Interest on the senior notes accrues at 1.375% per year and is payable semi-annually on May 15 and November 15. The convertible senior notes are payable in full in November 2023. The notes are convertible, at the option of the holder, at any time on or prior to maturity under certain circumstances, unless previously redeemed or repurchased, into shares of our common stock at a conversion price of $23.57 per share, which is equal to a conversion rate of 42.4247 shares per $1,000 principal amount of notes. The notes are convertible prior to maturity into shares of our common stock under certain circumstances that include but are not limited to (i) conversion due to the closing price of our common stock on the trading day prior to the conversion date reaching 120% or more of the conversion price of the notes on such trading date and (ii) conversion due to the trading price of the notes falling below 98% of the conversion value. We may redeem all or a portion of the notes at our option on or after November 15, 2006 but before November 15, 2008 provided that the closing price of our common stock exceeds 130% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of the notice of the provisional redemption. On or after November 15, 2008, we may redeem the notes at any time. On November 15, 2008, November 15, 2013, and November 15, 2018, holders of the convertible senior notes will have the right to require us to purchase, in cash, all or any part of the notes held by such holder at a purchase price equal to 100% of the principal amount of the notes being purchased, together with accrued and unpaid interest and additional interest, if any, up to but excluding the purchase date.
      As of December 31, 2005 and December 31, 2004 we had outstanding convertible senior notes with a face value of $100 million. As of December 31, 2005 and December 31, 2004 the book value of the convertible senior notes was $97.3 million and $97.1 million respectively, net of unamortized discount of $2.7 million and $2.9 million, respectively. The estimated fair value of the convertible senior notes was $93.5 million and $106.8 million at December 31, 2005 and December 31, 2004, respectively.

Convertible Subordinated Notes
      During August 2000, we completed a private offering of $120 million aggregate principal amount of 5.5% convertible subordinated notes due August 15, 2007 to qualified institutional buyers. The discount on the convertible subordinated notes amounted to $3.6 million.
      Convertible subordinated notes are unsecured obligations convertible into our common stock and are subordinated to all of our present and future senior indebtedness. Interest on the subordinated notes accrues at 5.5% per year and is payable semi-annually on February 15 and August 15. The convertible subordinated notes are payable in full in August 2007. The notes are convertible, at the option of the holder, at any time on or before maturity, unless previously redeemed or repurchased, into shares of our common stock at a conversion price of $67.80 per share, which is equal to a conversion rate of 14.7484 shares per $1,000 principal amount of notes. If the closing price of our common stock equals or exceeds 140% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date on which a notice of redemption is mailed, then we may redeem all or a portion of the notes at our option at a redemption price equal to the principal amount of the notes plus a premium (which declines annually on August 15 of each year), together with accrued and unpaid interest to, but excluding, the redemption date.
      On April 26, 2005 the Board of Directors approved the repurchase of the remaining $8.9 million principal amount of the convertible subordinated notes. In 2005, we repurchased $7.5 million principal amount of the convertible subordinated notes, with an associated discount of $69 thousand. We repurchased the notes in the open market for $7.4 million and, as a result, recorded a loss of $50 thousand.
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
      As of December 31, 2005 and December 31, 2004 we had outstanding convertible subordinated notes with a face value of $2.5 million and $10.0 million, respectively. As of December 31, 2005 and December 31, 2004 the book value of the convertible subordinated notes was $2.5 million and $9.9 million, respectively, net of amortized discount of $20 thousand and $126 thousand, respectively. The estimated fair value of the convertible subordinated notes was $2.5 million and $10.0 million at December 31, 2005 and December 31, 2004, respectively.

Contractual Obligations
      The following summarizes our contractual obligations at December 31, 2005 and the effect of such on its liquidity and cash flows in future periods (in thousands).

	2006	2007	2008	2009	2010	Thereafter

Future minimum lease payments	$2,954	$2,926	$2,903	$2,846	$2,658	$1,707
Purchase obligations(a)	20,537	—	—	—	—	—
Interest on convertible notes	1,513	1,513	1,375	1,375	1,375	17,875
Convertible senior notes(b)	—	—	100,000	—	—	—
Convertible subordinated notes(b)	—	2,518	—	—	—	—

Total	$25,004	$6,957	$104,278	$4,221	$4,033	$19,582

(a)	Purchase obligations include agreements or purchase orders to purchase goods or services that are enforceable and legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(b)	The convertible senior notes and the convertible subordinated notes are shown at their face values, gross of unamortized discount amounting to $2.7 million and $20 thousand, respectively at December 31, 2005. On or after November 15, 2008, we may redeem the convertible senior notes at any time. On November 15, 2008, November 15, 2013, and November 15, 2018, holders of the convertible senior notes will have the right to require us to purchase, in cash, all or any part of the notes held by such holder at a purchase price equal to 100% of the principal amount of the notes being purchased, together with accrued and unpaid interest and additional interest, if any, up to but excluding the purchase date. The convertible subordinated notes are payable in full in August 2007.

Off-Balance Sheet Arrangements
      We do not engage in any activity involving special purpose entities or off-balance sheet financing.

Liquidity Outlook
      We believe that our current cash, cash equivalents and investments, net, amounting to $225.9 million at December 31, 2005 and the cash generated from operations will satisfy our short and long-term expected working capital needs, capital expenditures, stock repurchases, and other liquidity requirements associated with our existing business operations. Capital expenditures are expected to range from $1 million to $1.5 million per quarter. We plan to actively continue evaluating potential acquisitions and partnership opportunities which could affect our liquidity.

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
      Interest Rate Risk. We invest excess cash in debt instruments of the U.S. Government and its agencies, and those of high-quality corporate issuers. We attempt to protect and preserve our invested funds by limiting default, market, and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely affected due to a rise in interest rates while floating rate securities may produce less income than expected if interest rates decline. Due to the short duration of most of the investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair value of our investment portfolio. Additionally, the interest rate changes affect the fair market value but do not necessarily have a direct impact on our earnings or cash flows. Therefore, we would not expect our operating results or cash flows to be affected, to any significant degree, by the effect of a sudden change in market interest rates on the securities portfolio. The estimated fair value of our debt securities that we have invested in at December 31, 2005 and December 31, 2004 was $202.6 million and $168.4 million, respectively. The effect of an immediate 10% change in interest rates would not have a material effect on our operating results or cash flows.
      Foreign Currency Risk. We pay the expenses of our international operations in local currencies, namely, the Euro, British Pound, New Shekel, Japanese Yen, Chinese Renminbi and Canadian Dollar. The international operations are subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, foreign exchange rate volatility and other regulations and restrictions. Accordingly, future results could be materially and adversely affected by changes in these or other factors. We are also exposed to foreign exchange rate fluctuations as the balance sheets and income statements of our foreign subsidiaries are translated into U.S. dollars during the consolidation process. Because exchange rates vary, these results, when translated, may vary from expectations and adversely affect overall expected profitability. Foreign currency exchange rate fluctuations resulted in a net loss of $803 thousand, $317 thousand and $787 thousand for the years ended December 31, 2005, 2004, and 2003, respectively.
      Convertible Senior Notes. During November 2003, we completed a private offering of $100 million aggregate principal amount of 1.375% convertible senior notes due November 15, 2023 to qualified institutional buyers. The discount on the convertible senior notes amounted to $3 million.
      Convertible senior notes are unsecured obligations convertible into our common stock and rank equally in right of payment with all of our existing and future obligations that are unsecured and unsubordinated. Interest on the senior notes accrues at 1.375% per year and is payable semi-annually on May 15 and November 15. The convertible senior notes are payable in full in November 2023. The notes are convertible, at the option of the holder, at any time on or prior to maturity under certain circumstances, unless previously redeemed or repurchased, into shares of our common stock at a conversion price of $23.57 per share, which is equal to a conversion rate of 42.4247 shares per $1,000 principal amount of notes. The notes are convertible prior to maturity into shares of our common stock under certain circumstances that include but are not limited to (i) conversion due to the closing price of our common stock on the trading day prior to the conversion date reaching 120% or more of the conversion price of the notes on such trading date and (ii) conversion due to the trading price of the notes falling below 98% of the conversion value. We may redeem all or a portion of the notes at our option on or after November 15, 2006 but before November 15, 2008 provided that the closing price of our common stock exceeds 130% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of the notice of the provisional redemption. On or after November 15, 2008, we may redeem the notes at any time. On November 15, 2008, November 15, 2013, and November 15, 2018, holders of the convertible senior notes will have the right to require us to purchase, in cash, all or any part of the notes held by such holder at a purchase price equal to 100% of the principal amount of the notes being purchased, together with accrued and unpaid interest and additional interest, if any, up to but excluding the purchase date.
      The fair value of the convertible senior notes is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of the convertible senior notes, due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our convertible senior notes in the open market, changes in the fair value of convertible senior notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of the convertible senior notes was $93.5 million and $106.8 million at December 31, 2005 and December 31, 2004, respectively.

      Convertible Subordinated Notes. During August 2000, we completed a private offering of $120 million aggregate principal amount of 5.5% convertible subordinated notes due August 15, 2007 to qualified institutional buyers. The discount on the convertible subordinated notes amounted to $3.6 million.
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
      The fair value of the convertible subordinated notes is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of the convertible subordinated notes, due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our convertible subordinated notes in the open market, changes in the fair value of convertible subordinated notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of the convertible subordinated notes was $2.5 million and $10.0 million at December 31, 2005 and December 31, 2004, respectively.
      We have cumulatively repurchased convertible subordinated notes in the amount of $117.5 million, face value, for $106.9 million. These repurchases were financed from our investment portfolio and cash from operations. We have obtained board authorization to repurchase all remaining convertible subordinated notes. We may elect to use a portion of our cash and cash equivalents and investment balances to buy back additional amounts of the convertible subordinated notes. As of December 31, 2005, our aggregate cash and cash equivalents and investments were $225.9 million.

Part II, Item 8.	Financial Statements and Supplementary Data
Quarterly Financial Data (unaudited)

	For the Year Ended December 31, 2005				For the Year Ended December 31, 2004

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
Revenues	$57,517	$65,956	$74,856	$61,905	$61,115	$60,253	$61,746	$62,710
Gross margin	18,542	19,399	21,715	17,180	18,818	20,022	20,086	20,246
Income from operations(A)	3,261	2,740	6,326	1,460	4,295	5,366	4,376	3,235
Net income	2,586	2,565	5,922	4,885	2,848	3,507	3,820	2,836
Net income per share:
Basic	0.13	0.13	0.29	0.24	0.15	0.19	0.20	0.15
Diluted	0.12	0.11	0.25	0.20	0.13	0.16	0.17	0.13

(A)	Second Quarter 2005 Restructuring. In June 2005, we initiated a restructuring plan that included the elimination of 93 positions primarily within our manufacturing operations as a result of the continued outsourcing of production to our primary manufacturing partners, Celestica and FoxConn. In 2005, we incurred severance and other employee-related separation costs of approximately $1.3 million as a result of this restructuring event. We expect the workforce reduction to be substantially completed by June 30, 2006.

Fourth Quarter 2004 Restructuring. In October 2004, we announced plans to eliminate approximately 55 to 65 positions as a result of the increase in outsourced manufacturing as well as to continue our shift of skills required to develop, market, sell, and support more advanced embedded platforms and solutions. In 2005 and 2004, we incurred severance and other employee-related separation costs and other charges of $35 thousand and $1.7 million, respectively, as a result of this restructuring event. The balance in accrued restructuring liability related to this charge was zero at December 31, 2005.

Third Quarter 2004 Restructuring. In August 2004, we announced plans to close our Birmingham UK office and eliminate approximately 14 engineering and marketing positions. In 2005, we completed integrating the work done by these employees into other RadiSys locations. In conjunction with this elimination of positions, R&D spending was re-directed to align our strategy to deliver more integrated standards-based solutions. In 2005 and 2004, we incurred severance and other employee-related separation costs and other charges of $112 thousand and $482 thousand, respectively, as a result of this restructuring event. The balance in accrued restructuring liability related to this charge was zero at December 31, 2005.

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
      Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we conclude that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
      Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by KPMG, LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Item 8, as stated in the report which appears on page 49 hereof.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
RadiSys Corporation:
      We have audited the accompanying consolidated balance sheet of RadiSys Corporation and subsidiaries as of December 31, 2005 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RadiSys Corporation and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Radisys Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP
Portland, Oregon
March 1, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
RadiSys Corporation:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that RadiSys Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). RadiSys Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In our opinion, management’s assessment that RadiSys Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, RadiSys Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of RadiSys Corporation and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended, and our report dated March 1, 2006 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP
Portland, Oregon
March 1, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
RadiSys Corporation:
      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of RadiSys Corporation and its subsidiaries at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related December 31, 2004 and 2003 consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP
Portland, Oregon
March 7, 2005

RADISYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,

	2005	2004	2003

	(In thousands, except per share
	amounts)
Revenues	$260,234	$245,824	$202,795
Cost of sales	183,398	166,652	137,638

Gross margin	76,836	79,172	65,157
Research and development	29,784	28,214	22,843
Selling, general and administrative	30,084	30,448	27,029
Intangible assets amortization	2,052	2,226	3,060
Loss on building sale	—	—	1,829
Restructuring and other charges	1,128	1,012	1,621

Income from operations	13,788	17,272	8,775
(Loss) gain on repurchase of convertible subordinated notes	(50)	(387)	825
Interest expense	(2,053)	(3,565)	(4,851)
Interest income	6,337	3,416	2,626
Other expense, net	(879)	(472)	(1,343)

Income from continuing operations before income tax provision	17,143	16,264	6,032
Income tax provision	1,185	3,253	22

Income from continuing operations	15,958	13,011	6,010
Discontinued operations related to Savvi business:
Loss from discontinued operations	—	—	(4,679)

Net income	$15,958	$13,011	$1,331

Income per share from continuing operations:
Basic	$0.79	$0.69	$0.34

Diluted	$0.68	$0.59	$0.32

Net income per share:
Basic	$0.79	$0.69	$0.07

Diluted	$0.68	$0.59	$0.07

Weighted average shares outstanding:
Basic	20,146	18,913	17,902

Diluted	24,832	23,823	18,406

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2005	2004

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents (Note 2)	$90,055	$80,566
Short term investments, net (Note 2)	135,800	78,303
Accounts receivable, net (Notes 3 and 18)	39,055	42,902
Other receivables (Note 3)	3,886	2,808
Inventories, net (Note 4)	21,629	22,154
Other current assets (Note 8)	2,426	2,675
Deferred tax assets (Note 15)	7,399	4,216

Total current assets	300,250	233,624
Property and equipment, net (Note 5)	13,576	14,002
Goodwill (Notes 6, 18 and 21)	27,463	27,521
Intangible assets, net (Notes 7, 18 and 21)	2,159	4,211
Long-term investments (Note 2)	—	39,750
Long-term deferred tax assets (Note 15)	21,634	23,224
Other assets (Note 8)	3,629	2,906

Total assets	$368,711	$345,238

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,903	$31,585
Accrued wages and bonuses	4,829	5,626
Accrued interest payable (Note 12)	224	378
Accrued restructuring (Note 9)	856	1,569
Other accrued liabilities (Notes 10 and 13)	8,279	7,832

Total current liabilities	51,091	46,990

Long-term liabilities:
Convertible senior notes, net (Note 12)	97,279	97,148
Convertible subordinated notes, net (Note 12)	2,498	9,867

Total long-term liabilities	99,777	107,015

Total liabilities	150,868	154,005

Commitments and contingencies (Note 13)	—	—
Shareholders’ equity (Notes 16 and 17):
Preferred stock — $.01 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock — no par value, 100,000 shares authorized; 20,703 and 19,655 shares issued and outstanding at December 31, 2005 and December 31, 2004	193,839	182,705
Retained earnings	20,275	4,317
Accumulated other comprehensive income:
Cumulative translation adjustments	3,729	4,211

Total shareholders’ equity	217,843	191,233

Total liabilities and shareholders’ equity	$368,711	$345,238

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

					Retained
	Common Stock		Cumulative	Gain (Loss)	Earnings		Total
			Translation	on Equity	(Accumulated		Comprehensive
	Shares	Amount	Adjustments(1)	Securities(2)	Deficit)	Total	Income (Loss)

	(In thousands)
Balances, December 31, 2002	17,605	$161,485	$1,230	$111	$(10,025)	$152,801
Comprehensive loss, for the year ended December 31, 2002							$(679)

Shares issued pursuant to benefit plans	669	4,960	—	—	—	4,960	—
Translation adjustments	—	—	1,612	—	—	1,612	1,612
Recognition of accumulated foreign currency translation adjustment due to liquidation of subsidiary	—	—	397	—	—	397	397
Loss on equity securities available for sale	—	—	—	(111)	—	(111)	(111)
Net income for the period	—	—	—	—	1,331	1,331	1,331

Balances, December 31, 2003	18,274	166,445	3,239	—	(8,694)	160,990
Comprehensive income, for the year ended December 31, 2003							$3,229

Shares issued pursuant to benefit plans	1,381	12,459	—	—	—	12,459	—
Tax benefit associated with employee benefit plans	—	2,960	—	—	—	2,960	—
Stock based compensation		841				841
Translation adjustments	—	—	1,118	—	—	1,118	1,118
Recognition of accumulated foreign currency translation adjustment due to liquidation of subsidiary	—	—	(146)	—	—	(146)	(146)
Net income for the period	—	—	—	—	13,011	13,011	13,011

Balances, December 31, 2004	19,655	182,705	4,211	—	4,317	191,233
Comprehensive income, for the year ended December 31, 2004							$13,983

Shares issued pursuant to benefit plans	1,048	8,673	—	—	—	8,673	—
Stock based compensation	—	199	—	—	—	199
Tax benefit associated with employee benefit plans	—	2,262	—	—	—	2,262	—
Translation adjustments	—	—	(482)	—	—	(482)	(482)
Net income for the period	—	—	—	—	15,958	15,958	15,958

Balances, December 31, 2005	20,703	$193,839	$3,729	$—	$20,275	$217,843

Comprehensive income, for the year ended December 31, 2005							$15,476

(1)	Income taxes are not provided for foreign currency translation adjustments.

(2)	Deferred income tax benefit on losses incurred on equity securities was approximately $39 thousand for the year ended December 31, 2003.
The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net income	$15,958	$13,011	$1,331
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of Savvi business	—	—	4,286
Depreciation and amortization	8,099	7,677	9,553
Inventory valuation allowance	4,505	2,778	4,297
Non-cash restructuring charges (adjustments)	(188)	(858)	(208)
Non-cash interest expense	236	339	304
Non-cash amortization of (discount) premium on investments	(86)	1,193	2,318
Loss on sale of building	—	—	1,829
Loss (gain) on disposal of property and equipment	4	(100)	492
Loss (gain) on early extinguishments of convertible subordinated notes	50	387	(825)
Deferred income taxes	(1,535)	1,369	265
Stock-based compensation expense	199	841	—
Tax benefit of stock-based compensation plans	2,262	2,960	—
Other	(603)	139	(185)
Changes in operating assets and liabilities:
Accounts receivable	3,785	(12,837)	(3,006)
Other receivables	(1,078)	(671)	(1,368)
Inventories	(3,980)	1,165	(5,483)
Other current assets	(1,142)	111	1,688
Accounts payable	5,355	9,655	3,322
Accrued restructuring	(467)	(391)	(2,014)
Accrued interest payable	(154)	(1,199)	(67)
Accrued wages and bonuses	(749)	761	(10)
Other accrued liabilities	1,700	(1,612)	1,797

Net cash provided by operating activities	$32,171	$24,718	$18,316

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	For the Years Ended December 31,

	2005	2004	2003

	(In thousands)
Cash flows from investing activities:
Proceeds from held-to-maturity investments	$62,056	$70,981	$82,274
Purchase of held-to-maturity investments	(44,667)	(53,779)	(74,164)
Proceeds from sale of auction rate securities	83,950	9,000	—
Purchase of auction rate securities	(119,000)	(70,000)	—
Capital expenditures	(5,527)	(4,821)	(3,800)
Purchase of long-term assets	(124)	(740)	—
Proceeds from the sale of Savvi business	—	—	360
Proceeds from building sale	—	—	8,500
Proceeds from the sale of property and equipment	10	128	—

Net cash provided by (used in) investing activities	(23,302)	(49,231)	13,170

Cash flows from financing activities:
Proceeds from the issuance of convertible senior notes, net of discount	—	—	97,000
Early extinguishments of convertible subordinated notes	(7,449)	(58,168)	(9,238)
Borrowings under revolving line of credit	—	13,000	—
Repayments on revolving line of credit	—	(13,000)	—
Principal payments on mortgage payable	—	—	(81)
Payments of mortgage payable as a result of building sale	—	—	(6,595)
Prepayment penalty on early settlement on mortgage and other fees associated with the building sale	—	—	(1,545)
Proceeds from issuance of common stock	8,673	12,459	4,960

Net cash provided by (used in) financing activities	1,224	(45,709)	84,501

Effect of exchange rate changes on cash	(604)	863	800

Net increase (decrease) in cash and cash equivalents	9,489	(69,359)	116,787
Cash and cash equivalents, beginning of period	80,566	149,925	33,138

Cash and cash equivalents, end of period	$90,055	$80,566	$149,925

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,966	$4,417	$4,059
Income taxes paid (refunded)	199	130	(3,547)
The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Significant Accounting Policies

Basis of Presentation
      RadiSys Corporation (“RadiSys” or the “Company”) was incorporated in March 1987 under the laws of the State of Oregon for the purpose of developing, producing and marketing computer system (hardware and software) products for embedded computer applications in the manufacturing automation, medical, transportation, telecommunications and test equipment marketplaces. The Company has evolved into a leading provider of embedded systems for compute, data processing and network-intensive applications to original equipment manufacturers (“OEM”) within the communications networking and commercial systems markets.

Principles of Consolidation
      The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been properly eliminated in consolidation.

Management Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. This includes, among other things, collectibility of accounts receivable; valuation of inventories, intangible assets and deferred income taxes; and the adequacy of warranty obligations and restructuring liabilities. Actual results could differ from those estimates.

Reclassifications
      Certain reclassifications have been made to amounts in prior years to conform to current year presentation. These changes had no effect on previously reported results of operations, cash flows or shareholders’ equity.

Revenue Recognition
      The Company recognizes revenue when the earnings process is complete, as evidenced by the following revenue recognition criteria: an agreement with the customer, fixed pricing, delivery or transfer of title and customer acceptance, if applicable, and that the collectibility of the resulting receivable is reasonably assured.

Hardware
      Under the Company’s standard terms and conditions of sale, the Company transfers title and risk of loss to the customer at the time product is shipped to the customer and revenue is recognized accordingly, unless customer acceptance is uncertain or significant obligations remain. The Company reduces revenue for estimated customer returns for rotation rights according to agreements with its distributors. The amount of revenues derived from these distributors as a percentage of revenues was 1.5%, 1.5% and 1.5% for the years ended December 31, 2005, 2004, and 2003, respectively. The Company accrues the estimated cost of post-sale obligations for product warranties, based on historical experience at the time the Company recognizes revenue.

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Software Royalties and Licenses
      Revenue from customers for prepaid, non-refundable software royalties is recorded when the revenue recognition criteria have been met. Revenue for non-prepaid royalties is recognized at the time the underlying product is shipped by the customer paying the royalty. The Company recognizes software license revenue at the time of shipment or upon delivery of the software master provided when the revenue recognition criteria have been met and vendor-specific objective evidence exists to allocate the total fee to all delivered and undelivered elements of the arrangement.

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

Shipping Costs
      The Company’s shipping and handling costs for product sales are included under Cost of sales for all periods presented. For the years ended December 31, 2005, 2004 and 2003 shipping and handling costs represented less than 1% of Cost of sales.

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
      The Company’s investments primarily consist of commercial paper, corporate notes and bonds, U.S. government notes and bonds, and auction rate municipal securities. The Company classifies, at the date of acquisition, its investments into categories in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company’s investments consisting of commercial paper, corporate notes and bonds and U.S. government notes and bonds are classified as held-to-maturity as the Company has the positive intent and ability to hold those securities to maturity and are stated at amortized cost in the Consolidated Balance Sheets. The Company’s investment policy requires that the held to maturity investments, including cash and investments, not exceed a maximum weighted-average maturity of 18 months. In addition, the policy mandates that an individual investment must have a maturity of less than 36 months, with no more than 20% of the total portfolio

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
exceeding 24 months. Realized gains and losses, and interest and dividends on all securities are included in Other expense, net and Interest income, in the Consolidated Statements of Operations.

Accounts Receivable
      Trade accounts receivable are stated net of an allowance for doubtful accounts. An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of customers to make required payments. Management reviews the allowance for doubtful accounts quarterly for reasonableness and adequacy. If the financial condition of the Company’s customers were to deteriorate resulting in an impairment of their ability to make payments, additional provisions for uncollectible accounts receivable may be required. In the event the Company determined that a smaller or larger reserve was appropriate, it would record a credit or a charge in the period in which such determination is made. In addition to customer accounts that are specifically reserved for, the Company maintains a non-specific bad debt reserve for all customers based on a variety of factors, including the length of time receivables are past due, trends in overall weighted average risk rating of the total portfolio, macroeconomic conditions, significant one-time events and historical experience. Typically, this non-specific bad debt reserve amounts to at least 1% of quarterly revenues. The Company’s customers are concentrated in the technology industry and the collection of its accounts receivable are directly associated with the operational results of the industry.

Inventories
      Inventories are stated at the lower of cost or market, net of an inventory valuation allowance. RadiSys uses the first-in, first-out (“FIFO”) method to determine cost. We evaluate inventory on a quarterly basis for obsolete or slow-moving items to ascertain if the recorded allowance is reasonable and adequate. Inventory is written down for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. During the fourth quarter of 2003, the Company revised the inventory valuation allowance calculation to more accurately reflect its true exposure to losses associated with excess and obsolete (“E&O”) inventory moving forward. The Company previously estimated the required inventory valuation allowance based on a forward projection of excess material beyond 12 months demand. This resulted in a reserve estimate that was higher than the actual E&O losses for products where the demand and orders are more sporadic. The revised process combines the historical view of demand over the prior six months with a prospective view of demand over 12 months. The Company tested the revised method against prior periods and found it to be a more accurate predictor of excess inventory. This change resulted in a reduction to write-downs for inventory to the inventory valuation allowance of approximately $500 thousand in the fourth quarter of 2003.

Long-Lived Assets
      Long-lived assets, such as property and equipment and definite-life intangible assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company assesses the impairment of the assets based on the undiscounted future cash flow the assets are expected to generate compared to the carrying value of the assets. If the carrying amount of the assets are determined not to be recoverable, a write-down to fair value is recorded. Management estimates future cash flows using assumptions about expected future operating performance. Management’s estimates of future cash flows may differ from actual cash flow due to, among other things, technological changes, economic conditions or changes to our business operations.

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Goodwill represents the excess of cost over the assigned value of the net assets in connection with all acquisitions. Goodwill is reviewed for impairment in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 requires goodwill to be tested for impairment at least annually and under certain circumstances written down when impaired, rather than amortized as previous standards required.
      As a result of the sale of the Savvi business in 2003, the Company recorded $2.4 million in write-offs of goodwill. This impairment charge is included in the loss from discontinued operations related to the Savvi business in 2003. See Note 21. The Company has not recognized any additional impairment losses defined under the provisions of SFAS No. 142.

Property and Equipment
      Property and equipment is recorded at historical cost and depreciated or amortized on a straight-line basis as follows:

Buildings	40 years
Machinery, equipment, furniture and fixtures	5 years
Software, computer hardware, vehicles and manufacturing test fixtures	3 years
Engineering equipment and demonstration products	1 year
Leasehold improvements	Lesser of the lease term or estimated useful lives
      Ordinary maintenance and repair expenses are charged to income when incurred.

Accounting for Leases
      The Company leases most of its facilities, certain office equipment and vehicles under non-cancelable operating leases that expire at various dates through 2011, along with options that permit renewals for additional periods. Rent escalations are considered in the determination of straight-line rent expense for operating leases. Leasehold improvements made at the inception of or during the lease are amortized over the shorter of the asset life or the lease term.

Asset Retirement Obligations
      The Company leases most of its facilities under various operating leases, some of which contain clauses that require the Company to restore the leased facility to its original state at the end of the lease term. In accordance with Statement of Financial Accounting Standards, (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” and FIN 47, “Accounting for Conditional Asset Retirement Obligations”, the Company has completed its analysis to identify asset retirement obligations and to estimate the associated fair value. As of December 31, 2005 the Company did not identify any material asset retirement obligations. If the Company had identified and estimated material asset retirement obligations it would then initially measure the obligation at fair value and record it as a liability with a corresponding increase in the carrying amount of the underlying property. Subsequently, the asset retirement obligation would accrete until the time the retirement obligation is expected to settle while the asset retirement cost is amortized over the useful life of the underlying property.
      In June 2005, the FASB issued FSP 143-1, “Accounting for Electronic Equipment Waste Obligations” (“FSP 143-1”), which provides guidance on the accounting for certain obligations associated with the Waste Electrical and Electronic Equipment Directive (the “Directive”), adopted by the European Union (“EU”). Under the Directive, the waste management obligation for historical equipment (products

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
put on the market on or prior to August 13, 2005) remains with the commercial user until the customer replaces the equipment. FSP 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the Directive’s adoption into law by the applicable EU member countries in which the manufacturers have significant operations. The Company adopted FSP 143-1 in the fourth quarter of fiscal 2005 and has determined that its effect did not have a material impact on its consolidated results of operations and financial condition for fiscal 2005.

Accrued Restructuring and Other Charges
      For the years ended December 31, 2003, 2004 and 2005 expenses associated with exit or disposal activities are recognized when probable and estimable. Because the Company has a history of paying severance benefits, the cost of severance benefits associated with a restructuring charge is recorded when such costs are probable and the amount can be reasonably estimated.
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
      Warranty reserves are included in other accrued liabilities in the accompanying Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004. See also Note 13.

Research and Development
      Research and development costs are expensed as incurred. Research and development expenses consist primarily of salary, bonuses and benefits for product development staff, and cost of design and development supplies and equipment.

Income Taxes
      The Company accounts for income taxes using the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities. Valuation allowances are established in accordance with SFAS No. 109, “Accounting for Income Taxes,” to reduce deferred tax assets to the amount expected to “more likely than not” be realized in future tax returns. Tax law and rate changes are reflected in the period such changes are enacted.

Fair Value of Financial Assets and Liabilities
      RadiSys estimates the fair value of its monetary assets and liabilities including cash and cash equivalents, short-term investments, long-term investments, accounts receivable, accounts payable, convertible senior notes and convertible subordinated notes based upon comparative market values of instruments of a similar nature and degree of risk in accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are a reasonable estimate of their fair values. The fair value for the investments, convertible senior notes and the convertible subordinated notes is based on quoted market prices as of the balance sheet date. See Note 12.

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In November 2005, the FASB issued FSP 115-1 and FSP 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005 and was required to be adopted by the Company in the fourth quarter of fiscal 2005. The adoption of FSP 115-1 did not have a material impact on the Consolidated Financial Statements.

Comprehensive Income
      In accordance with SFAS No. 130, “Reporting Comprehensive Income,” the Company reports Accumulated other comprehensive income in its Consolidated Balance Sheets. Comprehensive income includes net income, translation adjustments and unrealized gains (losses) on securities available-for-sale represent. The Cumulative translation adjustments consist of unrealized gains (losses) in accordance with SFAS No. 52, “Foreign Currency Translation.” In 2004 and 2003, the Company liquidated the assets of two separate redundant foreign subsidiaries. As a result, in 2004 and 2003, the Company realized a net gain of approximately $146 thousand and a net loss of approximately $397 thousand, respectively, previously classified as translation adjustments and included such amounts in Other expenses, net in the consolidated financial statements. The Company has no intention of liquidating the assets of its non-redundant foreign subsidiaries in the foreseeable future.

Stock-Based Compensation
      Equity instruments are granted to employees, directors and consultants in certain instances, as defined in the respective plan agreements. In 2005, the Company issued equity instruments in the form of stock options and restricted stock. In 2003 and 2004 the Company issued stock options only. The Company accounts for its stock-based compensation plans using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and provides pro forma disclosures of net income (loss) and net income (loss) per common share as if the fair value method had been applied in measuring compensation expense in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, An Amendment of SFAS No. 123.” SFAS No. 148 amends certain provisions of SFAS No. 123 and provides alternative methods of transition in voluntary adoption of SFAS No. 123. The Company adopted the disclosure requirements of SFAS No. 148 in 2002.
      In 2005, the Compensation and Development Committee of the Board of Directors approved the form of the restricted stock agreement to be used in connection with restricted stock awards to be granted to employees of the Company under the terms of the Company’s 1995 Stock Incentive Plan. The agreement provides, among other things, that 33% of the shares will vest each year following the date of the grant. In 2005, 97 thousand shares of restricted stock were granted. The Company computed the stock-based compensation per share of the restricted stock granted as the closing price of RadiSys shares as quoted on NASDAQ on the date of grant. The weighted average grant price of restricted stock per share in 2005 was $16.62. The total value of restricted stock granted in 2005 was approximately $1.6 million, which would be amortized on a straight-line basis over the vesting period of the restricted stock. The Company incurred $199 thousand of stock-based compensation related to restricted stock for the year ended December 31, 2005. The Company did not incur any stock-based compensation expense associated with restricted stock for the years ended December 31, 2004 and 2003.

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As required by SFAS No. 123, the Company computed the value of options granted and ESPP shares issued during 2005, 2004 and 2003 using the Black-Scholes option pricing model for pro forma disclosure purposes. The fair value of the following stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the fiscal years ended December 31:

				Employee Stock Purchase
	Options			Plan

	2005	2004	2003	2005	2004	2003

Expected life (in years)	4.2	3.9	3.2	1.5	1.5	1.5
Interest rate	3.80%	2.39%	2.31%	1.95%	1.43%	1.33%
Volatility	64%	82%	85%	84%	85%	85%
Dividend yield	—	—	—	—	—	—
      For the years ended December 31, 2005, 2004 and 2003, for purposes of the pro forma disclosure, the total value of the options granted was approximately $7.4 million, $9.5 million and $5.2 million, respectively, which would be amortized on a straight-line basis over the vesting periods of the options. For the years ended December 31, 2005, 2004 and 2003 the weighted-average valuation per options granted was $7.87, $11.08 and $6.20 respectively. In addition, according to the provisions of SFAS No. 123, options granted in 2004 associated with the Stock Option Exchange Program (see Note 17) completed in August 2003 are to be considered granted in 2003 for purposes of calculating stock-compensation expense. For purposes of the pro forma disclosure, the value of the options issued in 2004 related to the Stock Option Exchange Program amounted to $2.8 million, which represents the incremental value of the new shares over the value of the shares exchanged. This amount is amortized on a straight-line basis beginning on the date of exchange in August 2003 to the end of the new shares’ vesting period. For purposes of the pro forma disclosure, the total expense associated with the Employee Stock Purchase Program (“ESPP”) in 2005, 2004 and 2003 was $1.8 million, $2.1 million, and $1.4 million, respectively. The estimated fair value of the ESPP is amortized over the purchase period, subject to modification at the date of purchase.
      Adjustments are made for options forfeited as they occur. Had RadiSys accounted for these plans in accordance with SFAS No. 123, the Company’s net income and pro forma net income (loss) per share would have been reported as follows (in thousands, except per share amounts):

	For the Years Ended December 31,

	2005	2004	2003

Net income	$15,958	$13,011	$1,331
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects(A)	123	520	—
Deduct: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects(B)	(3,128)	(12,048)	(5,288)

Pro forma net income (loss)	$12,953	$1,483	$(3,957)

Net income (loss) per share:
Basic	$0.79	$0.69	$0.07

Diluted	$0.68	$0.59	$0.07

Pro forma basic	$0.64	$0.08	$(0.22)

Pro forma diluted	$0.56	$0.10	$(0.22)

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(A)	In 2005, 97 thousand shares of restricted stock were granted. The Company incurred $199 thousand of stock-based compensation related to restricted stock for the year ended December 31, 2005. The Company did not incur any stock-based compensation expense associated with restricted stock for the years ended December 31, 2004 and 2003.

In 2004, the Company incurred $841 thousand of stock-based compensation expense associated with shares issued pursuant to the Company’s 1996 Employee Stock Purchase Plan (“ESPP”). The Company incurred stock-based compensation expense because the original number of ESPP shares approved by the shareholders was insufficient to meet employee demand for an ESPP offering which was consummated in February 2003 and ended in August 2004. The Company subsequently received shareholder approval for additional ESPP shares in May 2003. The shares issued in the February 2003 ESPP offering in excess of the original number of ESPP shares approved at the beginning of the offering (the “shortfall”) triggered recognition of stock-based compensation expense under the intrinsic value method. The shortfall amounted to 138 thousand and 149 thousand shares in May 2004 and August 2004, respectively.

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

The Company recognized stock-based compensation expense in reported net income related to 2005 restricted stock grants and the 2004 ESPP shortfall as follows (in thousands):

	For the Years Ended
	December 31,

	2005	2004	2003

Cost of sales	$23	$235	$—
Research and development	55	343	—
Selling, general and administrative	121	263	—

	$199	$841	$—

(B)	In 2004, the Compensation and Development Committee of the Board of Directors approved an acceleration of vesting of those non-director employee stock options with an option price greater than $15.99, which was greater than the fair market value of the shares on that date ($14.23). Approximately 1.1 million options with varying remaining vesting schedules were subject to the acceleration and became immediately exercisable. Historically the Company has not accelerated the vesting of employee stock options. As a result of the acceleration, the Company reduced the stock-based compensation expense that it will include in net income after January 1, 2006, the effective date of SFAS No. 123R. SFAS No. 123R requires companies to recognize stock-based compensation expense associated with stock options based on the fair value method. SFAS No. 123R is effective January 1, 2006. Included in the pro forma stock-based compensation expense for 2004 is $6.1 million associated with the acceleration, net of related tax effects.

The effects of applying SFAS 123 for providing pro forma disclosure for 2005, 2004 and 2003 are not likely to be representative of the effects on reported net (loss) income and net (loss) income per share for future years since options vest over several years and additional awards are made each year.

Net income per share
      The Company computes earnings per share in accordance with SFAS No. 128, “Earnings per Share,” (“SFAS 128”). Accordingly, basic earnings per share amounts are computed based on the weighted-

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
average number of common shares outstanding. Diluted earnings per share amounts incorporate the incremental shares issuable upon assumed exercise of stock options, incremental shares associated with the assumed vesting of restricted stock and the assumed conversion of the Company’s convertible notes, as if the conversion to common shares had occurred at the beginning of the fiscal year and when such conversion would have the effect of reducing earnings per share. When the conversion of the Company’s convertible notes has the effect of reducing earnings per share earnings have also been adjusted for the interest expense on the convertible notes. See also Note 14.

Foreign currency translation
      Assets and liabilities of international operations, using a functional currency other then the U.S. dollar, are translated into U.S. dollars at exchange rates as of December 31, 2005 and 2004. Income and expense accounts are translated into U.S. dollars at the actual daily rates of exchange prevailing during the period. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component in shareholders’ equity in accordance with SFAS No. 130. Foreign exchange transaction gains and losses are included in Other expense, net, in the Consolidated Statements of Operations. Foreign currency transaction losses, net of gains, amounted to $803 thousand, $317 thousand and $787 thousand, respectively, for the years ended December 31, 2005, 2004 and 2003.

Recent Accounting Pronouncements
      FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company has completed its evaluation of the impact of the Act and has concluded not to repatriate any earnings pursuant to the provisions of the Act and has determined that due to the reduction of the Company’s domestic manufacturing operations, the impact of domestic manufacturing deduction was minimal.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values beginning with the first annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the first quarter of fiscal 2006.
      Under SFAS 123R, the Company will apply the Black-Scholes valuation model in determining the fair value of share-based payments which will then be amortized on a straight-line basis over the requisite service period. The Company will apply the modified prospective method, which requires that compensation expense be recorded for all unvested stock options and ESPP shares upon adoption of SFAS 123R.
      In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company is evaluating the requirements of SFAS 123R and SAB 107 and expects that the adoption of

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SFAS 123R on January 1, 2006 will have a material impact on the Consolidated Financial Statements. The Company estimates income from operations will be reduced by stock-based compensation expense of approximately $5.5 million to $6.5 million in 2006. However, the actual stock-based compensation expense estimated for 2006 could materially differ from this estimate. The estimate for 2006 stock-based compensation expense, which includes an estimate of the timing and number of future options grants and share issuances, is based on the Black-Scholes option pricing model and is affected by the fair market value of the Company’s stock as well as management’s assumptions regarding a number of complex and subjective variables. As such, the actual stock option expense may differ materially from this estimate. Additionally, SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after its adoption.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by RadiSys in the first quarter of fiscal 2006. RadiSys does not expect the adoption of SFAS 151 to have a material impact on the Consolidated Financial Statements.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December  15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.
      The following recent accounting pronouncements either did not have a material impact on RadiSys’ results of operations and financial condition upon adoption or in the case of pronouncements not yet effective it is anticipated that adoption will not have a material impact on RadiSys’ results of operations and financial condition:

•	SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29” and

•	FSP No. 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2 — Cash Equivalents and Investments

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(In thousands)
December 31, 2005
Money market mutual funds	$636	$—	$—	$636
Commercial paper	58,301	—	(17)	58,284
Auction rate securities	96,050	—	—	96,050
U.S. government notes and bonds	47,985	—	(339)	47,646

	$202,972	$—	$(356)	$202,616

Less investments classified as cash equivalents	(67,172)

Total short-term and long-term investments	$135,800

December 31, 2004
Money market mutual funds	$598	$—	$—	$598
Certificate of deposit	250	—	—	250
Commercial paper	50,725	2	(1)	50,726
Corporate notes and bonds	14,803	1	(32)	14,772
Auction Rate Securities	61,000	—	—	61,000
U.S. government notes and bonds	42,250	—	(302)	41,948

	$169,626	$3	$(335)	$169,294

Less investments classified as cash equivalents	(51,573)

Total short-term and long-term investments	$118,053

      Auction rate securities primarily consist of municipal bonds and have been classified as available-for-sale short-term investments. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income. For the years ended December 31, 2005 and 2004 the Company did not recognize any gains or losses on the sales of available-for-sale investments. For the years ended December 31, 2005 and 2004, there were no unrealized gains or losses on available-for-sale investments. At December 31, 2005 and 2004, the Company had the intent and ability to hold held-to-maturity investments to maturity, and the securities are stated at amortized cost in the Consolidated Balance Sheets. The fair market value disclosed in this footnote is representative of the portfolio’s value at December 31, 2005 had there been an unusual or unplanned liquidation of the underlying investments. As of December 31, 2005, the Company had no investments classified as long-term held-to-maturity. The Company’s investment policy requires that the total investment portfolio, including cash and investments, not exceed a maximum weighted-average maturity of 18 months. In addition, the policy mandates that an individual investment must have a maturity of less than 36 months, with no more than 20% of the total portfolio exceeding 24 months. As of December 31, 2005, the Company was in compliance with its investment policy.

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table shows the Company’s investment gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005 (in thousands):

	Less Than 12 Months		12 Months or More		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

Description of securities
Commercial paper	$58,284	$(17)	$—	$—	$58,284	$(17)
US government notes and bonds	47,646	(339)	—	—	47,646	(339)

Total	$105,930	$(356)	$—	$—	$105,930	$(356)

      The unrealized losses of these investments represented less than 1% of the cost of our investment portfolio at December 31, 2005.
      The Company reviewed all investments with unrealized losses at December 31, 2005 and based on this evaluation concluded that these declines in fair value were temporary after considering:

•	That the majority of such losses for securities in an unrealized loss position for less than 12 months were interest rate related;

•	Our intent and ability to keep the security until maturity.
      Short-term and long-term investments reported as (in thousands):

	December 31,	December 31,
	2005	2004

Short-term held-to-maturity investments, net of unamortized premium of zero and $103, respectively	$39,750	$17,303
Short-term investments, classified as available for sale	96,050	61,000

Total short-term investments	$135,800	$78,303

Long-term held-to-maturity investments, net of unamortized premium of zero	$—	$39,750

Note 3 —	Accounts Receivable and Other Receivables
      Accounts receivable balances as of December 31, 2005 and 2004 consisted of the following (in thousands):

	December 31,	December 31,
	2005	2004

Accounts receivable, gross	$39,931	$43,790
Less: allowance for doubtful accounts	(876)	(888)

Accounts receivable, net	$39,055	$42,902

      Accounts receivable at December 31, 2005 and 2004 primarily consists of sales to the Company’s customers which are generally based on standard terms and conditions. Accounts receivable at December 31, 2004 includes receivables associated with sales of last-time buy inventory to customers. The receivables associated with last-time buy inventory sales to customers contain the standard terms and conditions customary to the Company’s trade receivables. At December 31, 2004 approximately $1.4 million receivables were associated with last-time buy inventory sales to customers.

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During the years ended December 31, 2005, 2004 and 2003, the Company did not record a provision for allowance for doubtful accounts.
      As of December 31, 2005 and 2004 other receivables was $3,886 thousand and $2,808 thousand, respectively. Other receivables consisted primarily of non-trade receivables including receivables for inventory sold to our contract manufacturing partners, sub-lease billings and receivables from employees for stock option exercises. Sales to the Company’s contract manufacturing partners are based on terms and conditions similar to the terms offered to the Company’s regular customers. There is no revenue recorded associated with non-trade receivables.

Note 4 —	Inventories
      Inventories as of December 31, 2005 and 2004 consisted of the following (in thousands):

	December 31,	December 31,
	2005	2004

Raw materials	$20,790	$24,044
Work-in-process	2,282	1,505
Finished goods	5,829	3,958

	28,901	29,507
Less: inventory valuation allowance	(7,272)	(7,353)

Inventories, net	$21,629	$22,154

      During the years ended December 31, 2005, 2004 and 2003 the Company recorded provision for excess and obsolete inventory of $4.5 million, $2.8 million and $4.3 million, respectively.
      The following is a summary of the change in the Company’s inventory valuation allowance for the years ended December 31, 2005 and 2004 (in thousands):

	For the Years Ended
	December 31,

	2005	2004

Inventory valuation allowance, beginning of the year	$7,353	$9,491
Usage:
Inventory scrapped	(2,241)	(1,987)
Inventory utilized	(2,487)	(3,197)

Subtotal — usage	(4,728)	(5,184)
Write-downs of inventory valuation	4,505	2,778
Transfer from other liabilities(A)	142	268

Remaining valuation allowance, end of the year	$7,272	$7,353

(A)	Transfer from other liabilities is related to obsolete inventory purchased from contract manufacturers during the quarter which was previously reserved for as an adverse purchase commitment. (Notes 10 and 13)
      As of December 31, 1005 the Company was in compliance with SFAS No. 151 as the Company is only applying the amount of overhead to inventory associated with normal production levels. As production levels have dropped off due to outsourcing, the Company has not increased overhead rates and has charged excess capacity costs directly to cost of sales as they are incurred.

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 —	Property and Equipment
      Property and equipment as of December 31, 2005 and 2004 consisted of the following (in thousands):

	December 31,	December 31,
	2005	2004

Land	$2,162	$2,162
Building	1,756	1,756
Manufacturing equipment	16,803	15,113
Office equipment and software	22,413	19,482
Leasehold improvements	4,103	3,898

	47,237	42,411
Less: accumulated depreciation and amortization	(33,661)	(28,409)

Property and equipment, net	$13,576	$14,002

      Depreciation and amortization expense for property and equipment for the years ended December 31, 2005, 2004 and 2003 was $5.9 million, $5.4 million and $5.7 million, respectively.

Note 6 —	Goodwill
      In 2003 the Company recorded goodwill write-offs of $2.4 million associated with the sale of its Savvi business line. The goodwill write-off associated with the sale of the Savvi business line is included in loss from discontinued operations in the accompanying Consolidated Statements of Operations for the year ended December 31, 2003. See Note 21.
      The Company tests goodwill for impairment at least annually. Additionally, the Company assesses goodwill for impairment if any adverse conditions exist that would indicate an impairment. Conditions that would trigger an impairment assessment, include, but are not limited to, a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator. The Company is considered one reporting unit. As a result, to determine whether or not goodwill may be impaired, the Company compares its book value to its market capitalization. If the trading price of the Company’s common stock is below the book value per share at the date of the annual impairment test or if the average trading price of the Company’s common stock is below book value per share for a sustained period, a goodwill impairment test will be performed by comparing book value to estimated market value. The Company completed its annual goodwill impairment analysis as of September 30, 2005 and concluded that as of September 30, 2005, there was no goodwill impairment.

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Intangible Assets
      The following tables summarize details of the Company’s total purchased intangible assets (in thousands):

		Accumulated
	Gross	Amortization	Net

December 31, 2005
Existing technology	$2,415	$(1,764)	$651
Technology licenses	6,790	(6,601)	189
Patents	6,647	(5,757)	890
Trade names	736	(307)	429
Other	237	(237)	—

Total	$16,825	$(14,666)	$2,159

December 31, 2004
Existing technology	$2,415	$(1,457)	$958
Technology licenses	6,790	(5,093)	1,697
Patents	6,647	(5,590)	1,057
Trade names	736	(237)	499
Other	237	(237)	—

Total	$16,825	$(12,614)	$4,211

      Intangible assets amortization expense was $2.1 million, $2.2 million and $3.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.
      The Company’s purchased intangible assets have lives ranging from 4 to 15 years. In accordance with SFAS No. 144, the Company reviews for impairment of all its purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The estimated future amortization expense of purchased intangible assets as of December 31, 2005 is as follows (in thousands):

Estimated
Intangible
Amortization
For the Years Ending December 31,	Amount

2006	726
2007	526
2008	250
2009	210
2010	210
Thereafter	237

Total	$2,159

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Other Assets
      Other current assets as of December 31, 2005 and 2004 consisted of the following (in thousands):

	December 31,	December 31,
	2005	2004

Prepaid maintenance, rent and other	$2,074	$2,065
Interest receivable on investments	352	610

Other current assets	$2,426	$2,675

      Other assets as of December 31, 2005 and 2004 consisted of the following (in thousands):

	December 31,	December 31,
	2005	2004

Employee deferred compensation arrangement	$2,509	$1,875
Other	1,120	1,031

Other assets	$3,629	$2,906

      During the year ended December 31, 2003, the Company wrote off $38 thousand of capitalized software as a result of the sale of the Savvi business unit (see Note 21). The Company generally discontinued capitalizing software development costs as of January 1, 2002, as the Company concluded it would not incur any material costs between the point of technological feasibility and general release of the product to customers in the future. Amortization expense for capitalized software for the year ended December 31, 2003 was $839 thousand. There was no amortization expense for capitalized software for the years ended December 31, 2004 and 2005.
      Employee deferred compensation arrangement represents the net cash surrender value of insurance contracts purchased by the Company as part of its deferred compensation plan established in January 2001 (see Note 17). Any elective deferrals by the eligible employees are invested in insurance contracts.

Note 9 —	Accrued Restructuring and Other Charges
      Accrued restructuring as of December 31, 2005 and December 31, 2004 consisted of the following (in thousands):

	December 31,	December 31,
	2005	2004

Second quarter 2005 restructuring charge	$803	$—
Fourth quarter 2004 restructuring charge	—	1,282
Third quarter 2004 restructuring charge	—	86
Fourth quarter 2001 restructuring charge	20	201
Other	33	—

Total	$856	$1,569

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

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Second Quarter 2005 Restructuring
      In 2005, the Company entered into a restructuring plan that included the elimination of 93 positions primarily within the Company’s manufacturing operations. These employee positions were to be eliminated as a result of continued outsourcing of production to the Company’s primary manufacturing partners, Celestica and FoxConn.
      The following table summarizes the changes to the second quarter 2005 restructuring costs (in thousands):

Employee
Termination and
Related Costs

Restructuring and other costs	$1,108
Additions	219
Expenditures	(355)
Reversals	(169)

Balance accrued as of December 31, 2005	$803

      Employee termination and related costs include severance and other related separation costs. Additions to the original accrual are primarily related to increased estimates of employee severance costs. Expenditures for 2005 consisted of severance payments made to employees whose employment terminated during the year. The reversal of $169 thousand is due to the voluntary departure of three employees prior to their termination date as well as three employees who have been retained by the Company to fill open positions. The Company expects this workforce reduction to be substantially completed by June 30, 2006.

Fourth Quarter 2004 Restructuring
      In 2004, the Company eliminated 58 positions. These reductions resulted from an increase in outsourced manufacturing as well as to continue the Company’s shift of skills required to develop, market, sell and support more advanced embedded platforms and solutions.
      The following table summarizes the changes to the fourth quarter 2004 restructuring costs (in thousands):

	Employee
	Termination and	Other
	Related Costs	Charges	Total

Restructuring and other costs	$1,630	$20	$1,650
Expenditures	(358)	(10)	(368)

Balance accrued as of December 31, 2004	1,272	10	1,282

Additions	16	19	35
Expenditures	(1,244)	(29)	(1,273)
Reversals	(44)	—	(44)

Balance accrued as of December 31, 2005	$—	$—	$—

      The restructuring accrual has been reduced to zero during 2005. $33 thousand of reversal was due to the retention of an employee who filled a new position within the Company. Expenditures included severance and other employee-related separation costs.

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      The following table summarizes the changes to the third quarter 2004 restructuring costs (in thousands):

	Employee
	Termination and	Other
	Related Costs	Charges	Total

Restructuring and other costs	$410	$18	$428
Additions	24	30	54
Expenditures	(254)	(48)	(302)
Reversals	(94)	—	(94)

Balance accrued as of December 31, 2004	86	—	86

Additions	—	112	112
Expenditures	—	(82)	(82)
Write-offs	—	(30)	(30)
Reversals	(86)	—	(86)

Balance accrued as of December 31, 2005	$—	$—	$—

      During 2005, $86 thousand in severance and related costs was reversed as one of the effected employees was retained to fill a new position within the Company. Additions to the restructuring accrual were primarily due to relocation costs and write-offs that resulted from losses incurred on the disposal of property and equipment. During the first quarter of 2005, the Redditch, U.K. office was vacated and property and equipment that was not transferred to other locations was either disposed or sold. The disposal or sale of this property and equipment resulted in a net loss of $30 thousand. Additions to the reserve include $12 thousand in relocation expenses and $26 thousand paid for repairs associated with the vacated Redditch office building.

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fourth Quarter 2001 Restructuring
      The following table summarizes the changes to the fourth quarter 2001 restructuring costs (in thousands):

	Employee
	Termination and		Property and	Other
	Related Costs	Facilities	Equipment	Charges	Total

Restructuring costs	$914	$2,417	$463	$132	$3,926
Expenditures	(452)	—	—	—	(452)
Write-offs	—	—	(463)	—	(463)

Balance accrued as of December 31, 2001	462	2,417	—	132	3,011
Expenditures	(395)	(931)	—	(27)	(1,353)
Reversals	(67)	—	—	—	(67)

Balance accrued as of December 31, 2002	—	1,486	—	105	1,591
Expenditures	—	(576)	—	(14)	(590)
Reversals	—	(1)	—	(1)	(2)

Balance accrued as of December 31, 2003	—	909	—	90	999
Expenditures	—	(428)	—	(90)	(518)
Expenditures — lease buy-out	—	(53)	—	—	(53)
Recoveries	—	141	—	—	141
Reversals	—	(368)	—	—	(368)

Balance accrued as of December 31, 2004	—	201	—	—	201

Expenditures	—	(131)	—	—	(131)
Recoveries	—	30	—	—	30
Reversals	—	(80)	—	—	(80)

Balance accrued as of December 31, 2005	$—	$20	$—	$—	$20

      During 2005 the Company reviewed prior lease payments associated with our Boca Raton, Florida leased facilities. As a result of this review $30 thousand in overcharges were identified and this is represented in recoveries. The $79 thousand reversal includes the $30 thousand recovery as well as an adjustment for accrued common area maintenance charges. The accrual amount remaining as of December 31, 2005 represents lease obligations relating to the facilities in Boca Raton, Florida expected to be paid in January 2006.

Other
      The other restructuring liability represents a tentative lease buy out agreement for the Birmingham, UK office that was vacated primarily due to the third quarter 2004 restructuring event. In the fourth quarter of 2005, the Company came to agreement in principle with the landlord of the Birmingham, UK office to pay 5 months rent or $33 thousand as compensation for the termination of the lease agreement

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 —	Other accrued liabilities
      Other accrued liabilities as of December 31, 2005 and 2004, consisted of the following (in thousands):

	December 31,	December 31,
	2005	2004

Accrued tax liability	$1,569	$1,308
Accrued warranty reserve	2,124	1,719
Deferred compensation plan liability	2,014	1,810
Deferred revenues	539	483
Adverse purchase commitments	828	485
Accrued royalties	75	43
Other	1,130	1,984

Other accrued liabilities	$8,279	$7,832

Note 11 —	Short-Term Borrowings
      During the quarter ended March 31, 2005, the Company renewed its line of credit facility, which expires on March 31, 2006, for $20.0 million at an interest rate based upon the lower of the London Inter-Bank Offered Rate (“LIBOR”) plus 1.0% or the bank’s prime rate. The line of credit is collateralized by the Company’s non-equity investments and is reduced by any standby letters of credit. At December 31, 2005, the Company had a standby letter of credit outstanding related to one of its medical insurance carriers for $105 thousand. The market value of non-equity investments must exceed 125.0% of the borrowed facility amount, and the investments must meet specified investment grade ratings. The Company plans to renew the line of credit in the first quarter of 2006.
      As of December 31, 2005 and December 31, 2004, there were no outstanding balances on the standby letter of credit or line of credit and the Company was in compliance with all debt covenants.

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

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      As of December 31, 2005 and December 31, 2004 the Company had outstanding convertible senior notes with a face value of $100 million. As of December 31, 2005 and December 31, 2004 the book value of the convertible senior notes was $97.3 million and $97.1 million respectively, net of unamortized discount of $2.7 million and $2.9 million, respectively. Amortization of the discount on the convertible senior notes was $131 thousand and $133 thousand for the years ended December 31, 2005 and 2004, respectively. The estimated fair value of the convertible senior notes was $93.5 million and $106.8 million at December 31, 2005 and December 31, 2004, respectively.

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
      In 2005 the Board of Directors approved the repurchase of the remaining $8.9 million principal amount of the convertible subordinated notes. For the year ended December 31, 2005, the Company repurchased $7.5 million principal amount of the convertible subordinated notes with an associated discount of $69 thousand. The Company repurchased the notes in the open market for $7.4 million and recorded a loss of $50 thousand. For the year ended December 31, 2004, the Company repurchased $58.8 million principal amount of the convertible subordinated notes, with an associated discount of $897 thousand. The Company repurchased the notes in the open market for $58.2 million and, as a result, recorded a loss of $387 thousand.
      As of December 31, 2005 and 2004, the Company had outstanding convertible subordinated notes with a face value of $2.5 million and $10.0 million, respectively. As of December 31, 2005 and 2004, the book value of the convertible subordinated notes was $2.5 million and $9.9 million, respectively, net of unamortized discount of $20 thousand and $126 thousand, respectively. Amortization of the discount on the convertible subordinated notes was $106 thousand and $140 thousand for the year ended December 31, 2005 and 2004, respectively. The estimated fair value of the convertible subordinated notes was $2.5 million and $10.0 million December 31, 2005 and 2004, respectively.

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company will consider the purchase of the notes on the open market or through privately negotiated transactions from time to time subject to market conditions.
      The aggregate maturities of long-term liabilities for each of the years in the five year period ending December 31, 2010 and thereafter are as follows (in thousands):

	Convertible	Convertible
	Senior	Subordinated
For the Years Ending December 31,	Notes	Notes

2006	—	—
2007	—	2,518
2008(A)	100,000	—
2009	—	—
2010	—	—
Thereafter	—	—

	100,000	2,518
Less: unamortized discount	(2,721)	(20)
Less: current portion	—	—

Long-term liabilities	$97,279	$2,498

(A)	On or after November 15, 2008, the Company may redeem the Convertible Senior Notes at any time. On November 15, 2008, November 15, 2013, and November 15, 2018, holders of the convertible senior notes will have the right to require the Company to purchase, in cash, all or any part of the notes held by such holder at a purchase price equal to 100% of the principal amount of the notes being purchased, together with accrued and unpaid interest and additional interest, if any, up to but excluding the purchase date.

Note 13 —	Commitments and Contingencies
      RadiSys leases most of its facilities, certain office equipment, and vehicles under non-cancelable operating leases which require minimum lease payments expiring from one to 6 years after December 31, 2005. Amounts of future minimum lease commitments in each of the five years ending December 31, 2006 through 2010 and thereafter are as follows (in thousands):

Future Minimum
For the Years Ending December 31,	Lease Payments

2006	2,954
2007	2,926
2008	2,903
2009	2,846
2010	2,658
Thereafter	1,707

$15,994

      Rent expense totaled $3.2 million, $3.6 million and $3.0 million for the years ended December 31, 2005, 2004, and 2003, respectively.

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Adverse Purchase Commitments
      The Company is contractually obligated to purchase certain excess inventory, for which there is no alternative use, from our contract manufacturers. This liability, referred to as adverse purchase commitments, is provided for in other accrued liabilities (Note 10). The basis for estimated adverse purchase commitments are reports received on a quarterly basis from our contract manufacturers. Increases to this liability are charged to cost of goods sold. When and if the Company takes possession of inventory reserved for in this liability, the liability is transferred from other liabilities to our inventory valuation allowance (Note 4).

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
      As permitted under Oregon law, the Company has agreements whereby it indemnifies its officers, directors and certain finance employees for certain events or occurrences while the officer, director or employee is or was serving in such capacity at the request of the Company. The term of the indemnification period is for the officer’s, director’s or employee’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. To date, the Company has not incurred any costs associated with these indemnification agreements and, as a result, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2005.
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

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.
      The following is a summary of the change in the Company’s warranty accrual reserve for the years ended December 31, 2005 and 2004 (in thousands):

	For the Years Ended
	December 31,

	2005	2004

Warranty liability balance, beginning of the year	$1,719	$2,276
Product warranty accruals	3,244	2,731
Adjustments for payments made	(2,839)	(3,288)

Warranty liability balance, end of the year	$2,124	$1,719

      The Company offers fixed price support or maintenance contracts to its customers however, revenues from fixed price support or maintenance contracts were not significant to the Company’s operations for the years reported.
      On November 22, 2005, the Company received a notice from a customer claiming a breach of a software maintenance support contract and claiming damages of approximately $2.2 million. Although the Company disputes the validity of the claim it has determined that any likely settlement of this claim will range from zero to $2.2 million and has accordingly recorded its current best estimate of the probable settlement of the matter as an accrual.

Note 14 —	Basic and Diluted Income Per Share
      A reconciliation of the numerator and the denominator used to calculate basic and diluted income per share is as follows (in thousands, except per share amounts):

	For the Years Ended
	December 31,

	2005	2004	2003

Numerator — Basic
Income from continuing operations, basic	$15,958	$13,011	$6,010
Discontinued operations related to Savvi business:
Loss from discontinued operations	—	—	(4,679)
Income tax benefit	—	—	—

Net income, basic	$15,958	$13,011	$1,331

Numerator — Diluted
Income from continuing operations, basic	15,958	13,011	6,010
Interest on convertible senior notes, net of tax benefit(A)	969	964	116

Income from continuing operations, diluted	$16,927	$13,975	$6,126

Net income, basic	15,958	13,011	1,331
Interest on convertible senior notes, net of tax benefit(C)	969	964	—

Net income, diluted	$16,927	$13,975	$1,331

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Years Ended
	December 31,

	2005	2004	2003

Denominator — Basic
Weighted average shares used to calculate income per share from continuing operations and net income per share, basic	20,146	18,913	17,902

Denominator — Diluted
Weighted average shares used to calculate income per share from continuing operations, basic	20,146	18,913	17,902
Effect of dilutive restricted stock	5	—	—
Effect of dilutive stock options(B)	438	667	504
Effect of convertible senior notes(A)	4,243	4,243	488

Weighted average shares used to calculate income from continuing operations, diluted	24,832	23,823	18,894

Weighted average shares used to calculate net income per share, basic	20,146	18,913	17,902
Effect of dilutive restricted stock	5	—	—
Effect of dilutive stock options(B)	438	667	504
Effect of convertible senior notes(C)	4,243	4,243	—

Weighted average shares used to calculate net income per share, diluted	24,832	23,823	18,406

Income per share from continuing operations:
Basic	$0.79	$0.69	$0.34

Diluted	$0.68	$0.59	$0.32

Net income per share:
Basic	$0.79	$0.69	$0.07

Diluted	$0.68	$0.59	$0.07

(A)	For the years ended December 31, 2005, 2004 and 2003, interest on the convertible subordinated notes and related if-converted shares were excluded from the income per share from continuing operations calculation as the effect would be anti-dilutive. As of December 31, 2005, 2004 and 2003, the total number of if-converted shares excluded from the income per share from continuing operations calculation associated with the convertible subordinated notes was 117 thousand, 485 thousand and 1.0 million, respectively. The Company issued 1.375% Senior Convertible Notes with a face value or principal amount of $100 million in November 2003.

(B)	For the years ended December 31, 2005, 2004 and 2003, options amounting to 1.8 million, 2.0 million and 2.3 million, respectively, were excluded from the calculation as the exercise prices were higher than the average market price of the common shares; therefore, the effect would be anti-dilutive.

(C)	For the years ended December 31, 2005, 2004 and 2003, interest on the convertible subordinated notes and related if-converted shares were excluded from the net income per share calculation as the effect would be anti-dilutive. As of December 31, 2005, 2004 and 2003, the total number of if-converted shares excluded from the net income per share calculation associated with the convertible subordinated notes was 117 thousand, 485 thousand and 1.0 million, respectively. The Company

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issued 1.375% Senior Convertible Notes with a face value or principal amount of $100 million in November 2003. For the year ended December 31, 2003, interest on the convertible senior notes and related if-converted shares amounting to $116 thousand and 488 thousand shares respectively were excluded from the net income per share calculation as the effect would be anti-dilutive.
Note 15 — Income Taxes
      The income tax provision consists of the following (in thousands):

	For the Years Ended December 31,

	2005	2004	2003

Current payable from continuing operations (refundable):
Federal	$2,064	$1,556	$—
State	198	258	—
Foreign	457	70	(127)

Total current payable	2,719	1,884	(127)

Deferred (from continuing operations):
Federal	(1,975)	(228)	1,701
State	313	67	(1,701)
Foreign	128	1,530	149

Total income tax provision from continuing operations	$1,185	$3,253	$22

      The income tax provision differs from the amount computed by applying the statutory federal income tax rate to pretax income as a result of the following differences:

	For the Years Ended
	December 31,

	2005	2004	2003

Statutory federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) in rates resulting from:
State taxes	3.4	3.4	3.4
Goodwill benefit from acquisitions	(1.4)	(0.6)	(28.5)
Valuation allowance	(11.1)	1.8	110.5
Taxes on foreign income that differ from U.S. tax rate	(14.3)	(12.1)	(111.0)
Tax credits	(2.2)	(3.9)	(12.4)
Loss on disposition of foreign subsidiary	—	—	(31.8)
Foreign base company income	—	—	28.8
Export sale benefit	(2.6)	(2.6)	3.9
Other	0.1	(1.0)	3.7

Effective tax rate	6.9%	20.0%	1.6%

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of deferred taxes consist of the following (in thousands):

	December 31,

	2005	2004

Deferred tax assets:
Accrued warranty	$815	$659
Inventory	2,986	2,761
Restructuring accrual	229	519
Net operating loss carryforwards	17,348	23,840
Tax credit carryforwards	11,422	12,256
Goodwill	—	177
Capitalized research and development	2,301	2,416
Other	2,980	2,292

Total deferred tax assets	38,081	44,920
Less: valuation allowance	(6,812)	(15,886)

Net deferred tax assets	31,269	29,034

Deferred tax liabilities:
Intangible assets — Microware	(816)	(1,594)
Goodwill	(653)	—
Foreign dividend	(767)	—

Total deferred tax liabilities	(2,236)	(1,594)

Total net deferred tax assets	$29,033	$27,440

      The Company has recorded valuation allowances of $6.8 million and $15.9 million at December 31, 2005 and December 31, 2004, respectively, due to uncertainty involving utilization of certain net operating loss and tax credit carryforwards. The decrease in valuation allowance of $9.1 million for the year ended December 31, 2005 compared to the year ended December 31, 2004 is primarily attributable to a projected increase in future utilization of general business tax credits and certain net operating loss carryforwards based on estimates of future taxable income and the implementation of tax planning strategies.
      At December 31, 2005 and 2004, the Company had total available federal net operating loss carryforwards of approximately $38.8 million and $54.7 million, respectively, before valuation allowance. The federal net operating loss carryforwards expire between 2006 and 2023 and consist of approximately $14.4 million of consolidated taxable loss remaining after loss carrybacks to prior years, $10.3 million of loss carryforwards from the Texas Micro merger in 1999, and $14.1 million of loss carryforwards from the Microware acquisition in August of 2001. The net operating losses from Texas Micro and Microware are stated net of limitations pursuant to Section 382 of the Internal Revenue Code. The annual utilization limitations are $5.7 million and approximately $732 thousand for Texas Micro and Microware, respectively. Any tax benefit recognized from the acquired Microware net operating loss carryforwards will be allocated to goodwill and will not benefit the income statement. The company had total state net operating loss carryforwards of approximately $48.4 million and $49.9 million at December 31, 2005 and 2004, respectively, before valuation allowance. The state net operating loss carryforwards expire between 2006 and 2023. The Company also had net operating loss carryforwards of approximately $2.7 million from certain non U.S. jurisdictions. The non U.S. net operating loss carryforwards are primarily attributable to Japan, U.K., Germany and Netherlands, and amount to approximately $327 thousand, $1.5 million, $823 thousand, and $43 thousand, respectively. The Japan tax losses expire between 2006 and 2007. The

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Netherlands, U.K., and German tax losses may be carried forward indefinitely, provided certain requirements are met.
      The Company has federal and state research and development tax credit and other federal tax credit carryforwards of approximately $11.8 million at December 31, 2005, to reduce future income tax liabilities. The federal and state tax credits expire between 2006 and 2025. The federal tax credit carryforwards include research and development tax credits of $2.2 million and $268 thousand from the Texas Micro and Microware acquisitions, respectively. The utilization of these acquired credits is subject to an annual limitation pursuant to Section 383 of the Internal Revenue Code. Any tax benefit recognized from the acquired Microware tax credit carryforwards will be allocated to goodwill and will not benefit the income statement. On October 4, 2004 the Working Families Tax Relief Act of 2004 was enacted which extended several expired business related tax breaks, including the research and development tax credit. Under the Act the research and development tax credit was retroactively reinstated to June 30, 2004 and is available through December 31, 2005.
      Realization of the deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of the net operating loss and tax credit carryforwards. Although realization is not assured, management believes that it is more likely than not that the balance of the deferred tax assets, net of the valuation allowance, as of December 31, 2005 will be realized. The amount of the net deferred tax assets that is considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Should management determine that the Company would not be able to realize all or part of our net deferred tax assets in the future, adjustments to the valuation allowance for deferred tax assets may be required. As of December 31, 2005 we estimate utilization of the net deferred tax assets will require that we generate $67.2 million in taxable income prior to the expiration of the net operating loss carryforwards.
      Pretax book income from domestic operations for the fiscal years 2005, 2004 and 2003 was $9.2 million, $9.7 million, and ($3.4) million, respectively. Pretax book income from foreign operations for fiscal years 2005, 2004 and 2003 was $7.9 million, $6.6 million, and $4.7 million, respectively.
      The Company has indefinitely reinvested approximately $2.6 million of the undistributed earnings of certain foreign subsidiaries at December 31, 2005. Such earnings would be subject to U.S. taxation if repatriated to the U.S. On December 9, 2005, RadiSys Technology (Ireland), Ltd., a wholly owned foreign subsidiary of the Company, has declared a total dividend of $15.5 million under Section 301 of the Internal Revenue Code. The first dividend payment of $13.5 million was completed on December 21, 2005 and was fully subject to U.S. taxation. At December 31, 2005, the Company has provided for a deferred tax liability of $767 thousand on the remaining $2.0 million of the declared dividend that is to be paid in 2006.
      On October 22, 2004, the President of the United States of America signed the American Jobs Creation Act of 2004 (the “Act”). One of the key provisions of the Act includes a repeal of the extraterritorial income exclusion. In its place, the Act provides a relief provision for domestic manufacturers by providing a new domestic manufacturing deduction. The Act also includes a temporary incentive for U.S. multinationals to repatriate foreign earnings and other international tax reforms designed to improve the global competitiveness of U.S. multinationals. The Company has completed its evaluation of the impact of the Act and has concluded not to repatriate any foreign earnings pursuant to the provisions of the Act and has determined that due to the reduction of the Company’s domestic manufacturing operations, the impact of domestic manufacturing deduction was minimal.
      The Joint Committee of Taxation has issued a tax clearance letter to the Company on December 1, 2005 concurring with the IRS audit results for the tax years 1996 through 2002.

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16 —	Shareholders’ Equity

Stock Repurchase Program
      In 2005, the Board of Directors authorized the repurchase of up to $25 million of outstanding shares of common stock. The Company currently intends to purchase the stock on the open market or through privately negotiated transactions. The timing and size of any stock repurchases are subject to market conditions, stock prices, cash position and other cash requirements.

Note 17 —	Employee Benefit Plans

Stock Plans
      The Company’s 1995 Stock Incentive Plan (“1995 Plan”) and 2001 Nonqualified Stock Option Plan (“2001 Plan”) provide the Board of Directors broad discretion in creating employee equity incentives. Unless otherwise stipulated in the plan document, the Board of Directors, at their discretion, determines stock option exercise prices, which may not be less than the fair market value of RadiSys common stock at the date of grant, vesting periods and the expiration periods which are a maximum of 10 years from the date of grant. Under the 1995 Plan, as amended, 5,425,000 shares of common stock have been reserved and authorized for issuance to any non-employee directors and employees, with a maximum of 450,000 shares in connection with the hiring of an employee and 100,000 shares in any calendar year to one participant. Under the 2001 Plan, as amended, 2,250,000 shares of common stock have been reserved and authorized for issuance to selected employees, who are not executive officers or directors of the Company.
      On March 1, 2005, the Compensation and Development Committee of the Board of Directors approved the form of the restricted stock agreement to be used in connection with restricted stock awards to be granted to employees of the Company under the terms of the Company’s 1995 Stock Incentive Plan. The agreement provides, among other things, that 33% of the shares vest each year following the date of the grant.
      The Company recorded no compensation expense related to options issued under the 1995 Plan and the 2001 Plan for the years ended December 31, 2005, 2004 and 2003. The Company incurred $199 thousand of stock-based compensation related to the issuance of restricted stock for the year ended December 31, 2005. The Company did not incur any stock-based compensation expense associated with restricted stock for the years ended December 31, 2004 and 2003. See Note 1 — Stock-Based Compensation.

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The table below summarizes the activities related to the Company’s stock plans (in thousands, except weighted average exercise prices):

		Stock Options
	Shares	Outstanding
	Available for
	Grant	Number	Average Price

Balance, December 31, 2002	1,275	4,538	$19.59
Authorized	750	—	—
Options granted	(838)	838	$10.66
Options canceled	1,493	(1,493)	$27.12
Options expired	(8)	—	—
Options exercised	—	(177)	$12.61

Balance, December 31, 2003	2,672	3,706	$14.86

Options granted	(1,255)	1,255	$19.32
Options canceled	362	(362)	$20.15
Options expired	—	—	—
Options exercised	—	(802)	$11.03

Balance, December 31, 2004	1,779	3,797	$16.64

Options granted	(946)	946	$15.01
Restricted shares granted	(97)	—	—
Options canceled	807	(807)	$19.68
Restricted shares canceled	2	—	—
Options exercised	—	(560)	$9.37

Balance, December 31, 2005	1,545	3,376	$16.66

      The following table summarizes the information about stock options outstanding at December 31, 2005 (shares in thousands):

	Options Outstanding
				Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
	As of	Contractual	Exercise	As of	Exercise
Range of Exercise Prices	12/31/2005	Life	Price	12/31/2005	Price

$ 3.79-$ 9.29	542	3.96	$5.93	532	$5.91
$ 9.90-$14.05	236	3.65	$12.27	212	$12.28
$14.06-$14.23	497	6.36	$14.22	18	$14.09
$14.24-$16.87	502	5.13	$16.10	323	$16.52
$16.90-$19.12	833	5.04	$18.47	704	$18.58
$19.27-$21.36	487	3.68	$20.75	473	$20.78
$21.85-$49.91	279	2.32	$34.07	279	$34.07

$ 3.79-$49.01	3,376	4.56	$16.66	2,541	$17.22

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The table below summarizes the activities related to the Company’s restricted stock grants (in thousands):

Restricted
Shares

Balance, December 31, 2004	—
Shares granted	97
Shares vested	—
Shares canceled	(2)

Balance, December 31, 2005	95

      The Company expects that approximately 32 thousand of the balance of restricted shares at December 31, 2005 will vest in each of the years ending December 31, 2006, 2007 and 2008.

Stock Option Exchange Program
      In 2003, the Company completed a shareholder approved stock option exchange program. Under the exchange offer, eligible employees had the opportunity to tender for cancellation certain stock options in exchange for new options to be granted at least six months and one day after the cancellation of the tendered options. The Company accepted for cancellation options to purchase an aggregate of 649,604 shares of its common stock under the RadiSys Corporation 1995 Stock Incentive Plan and options to purchase an aggregate of 1,083 shares of its common stock under the RadiSys Corporation 2001 Nonqualified Stock Option Plan. Subject to the terms and conditions of the exchange offer, RadiSys granted new options under its 2001 Nonqualified Stock Option Plan to purchase up to an aggregate of 397,531 shares of its common stock in exchange for the options surrendered and cancelled in the exchange offer. The exercise price per share of the new options was $21.28. See Note 1 — Stock-Based Compensation.

Accelerated Vesting
      In 2004, the Compensation and Development Committee of the Board of Directors approved an acceleration of vesting of those non-director employee stock options with an option price greater than $15.99, which was greater than the fair market value of the shares on that date ($14.23). Approximately 1.1 million options with varying remaining vesting schedules were subject to the acceleration and became immediately exercisable. Historically the Company has not accelerated the vesting of employee stock options. The Company took this action to reduce the stock-based compensation expense that it will include in net income after January 1, 2006, the effective date of SFAS No. 123R. SFAS No. 123R requires companies to recognize stock-based compensation expense associated with stock options based on the fair value method. SFAS No. 123R is effective January 1, 2006. Included in the pro forma stock-based compensation expense for 2004 is $6.1 million associated with the acceleration, net of related tax effects. See Note 1 — Stock-Based Compensation.

Employee Stock Purchase Plan
      In December 1995, the Company established an Employee Stock Purchase Plan (“ESPP”). All employees of RadiSys and its subsidiaries who customarily work 20 or more hours per week, including all officers, are eligible to participate in the ESPP. Separate offerings of common stock to eligible employees under the ESPP (also an “Offering”) commence on February 15, May 15, August 15 and November 15 of each calendar year (also “Enrollment Dates”) and continue for a period of 18 months. Multiple separate Offerings are in operation under the ESPP at any given time. An employee may participate in only one Offering at a time and may purchase shares only through payroll deductions permitted under the

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
provisions stipulated by the ESPP. The purchase price is the lesser of 85% of the fair market value of the common stock on date of grant or that of the purchase date. Pursuant to the provisions of the ESPP, as amended, the Company is authorized to issue up to 4,150,000 shares of common stock under the plan. For the years ended December 31, 2005, 2004 and 2003 the Company issued 391,819, 579,773 and 489,659 shares under the plan, respectively. At December 31, 2005, 1,577,206 shares are available for issuance under the plan. See Note 1 — Stock-Based Compensation.

401(k) Savings Plan
      The Company established a 401(k) Savings Plan (“401(k) Plan”), a defined contribution plan, as of January 1, 1989 and amended through January 1, 2001, in compliance with Section 401(k) and other related sections of the Internal Revenue Code and corresponding Regulations issued by the Department of Treasury and Section 404(c) of Employee Retirement Income Security Act of 1974 (“ERISA”), to provide retirement benefits for its United States of America employees. Under the provisions of the plan, eligible employees are allowed pre-tax contributions of up to 20% of their annual compensation or the maximum amount permitted by the applicable statutes. Additionally, eligible employees can elect after-tax contributions of up to 5% of their annual compensation, within the limits set forth by pre-tax contributions, or to the maximum amount permitted by the applicable statutes. Pursuant to the provisions of the 401(k) Plan, the Company may contribute 50% of pre-tax contributions made by eligible employees, adjusted for loans and withdrawals, up to 6% of annual compensation for each eligible employee. The Company may elect to make supplemental contributions as periodically determined by the Board of Directors at their discretion. The contributions made by the Company on behalf of eligible employees become 100% vested after three years of service, or 33% per year after one year of service. The Company’s total contributions to the 401(k) Plan amounted to $792 thousand, $812 thousand and $752 thousand in 2005, 2004 and 2003, respectively. In addition, some of the Company’s employees outside the United States of America are covered by various defined contribution plans, in compliance with the statutes of respective countries. The participants pay for the 401(k) Savings Plan administrative expenses.

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

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Revenues on a product and services basis are as follows (in thousands):

	For the Years Ended December 31,

	2005	2004	2003

Hardware	$252,180	$234,352	$190,621
Software royalties and licenses	4,394	6,304	6,499
Software maintenance	1,919	939	798
Engineering and other services	1,738	4,220	4,877
Other	3	9	—

Total revenues	$260,234	$245,824	$202,795

      Generally, the Company’s customers are not the end-users of its products. The Company ultimately derives its revenues from two end markets as follows (in thousands):

	For the Years Ended December 31,

	2005	2004	2003

Communication Networking	$194,146	$167,458	$136,490
Commercial Systems	66,088	78,366	66,305

	$260,234	$245,824	$202,795

      Information about the Company’s geographic revenues and long-lived assets by geographical area is as follows (in thousands):

Geographic Revenues

	For the Years Ended December 31,

	2005	2004	2003

United States	$80,739	$95,429	$99,300
Other North America	12,115	12,343	9,635

North America	92,854	107,772	108,935
Europe, the Middle East and Africa (“EMEA”)	131,403	123,197	84,636
Asia Pacific	35,977	14,855	9,224

Total	$260,234	$245,824	$202,795

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-lived assets by Geographic Area

	December 31,	December 31,	December 31,
	2005	2004	2003

Property and equipment, net
United States	$11,372	$11,630	$14,083
EMEA	170	752	191
Asia Pacific	2,034	1,620	310

Total	$13,576	$14,002	$14,584

Goodwill
United States	$27,463	$27,521	$27,521

Intangible assets, net
United States	$2,159	$4,211	$6,437

      Two customers accounted for more than 10% of total revenues in 2005, 2004 and 2003. These two customers accounted for the following percentages of total revenue for the years ended December 31:

	2005	2004	2003

Nokia	36.2%	28.5%	19.9%
Nortel	14.3%	13.7%	19.4%
      As of December 31, 2005 and 2004 the following customers accounted for more than 10% of accounts receivable. These customers accounted for the following percentages of accounts receivable:

	December 31,	December 31,
	2005	2004

Nokia	32.3%	32.3%
Diebold	*	12.9%
Nortel	12.9%	*

*	Accounted for less than 10% of accounts receivable.

Note 19 —	Loss on Building Sale
      In 2003, the Company sold the Des Moines, Iowa facility to a third party for $8.5 million. As a result, the Company disposed of $8.8 million of net book value associated with building and other office equipment and paid the mortgage payable in full. In addition, the Company incurred a prepayment penalty on the mortgage payable amounting to $1.1 million and incurred additional fees associated with the sale of approximately $353 thousand. The sale resulted in a loss of $1.8 million recorded in Income from operations in the Consolidated Statement of Operations for the year ended December 31, 2003.

Note 20 —	Legal Proceedings
      In the normal course of business, the Company becomes involved in litigation. As of December 31, 2005, in the opinion of management RadiSys had no pending litigation that would have a material effect on the Company’s financial position, results of operations or cash flows.

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21 —	Discontinued Operations
      On March 14, 2003, the Company completed the sale of its Savvi business resulting in a loss of $4.3 million. As a result of this transaction, the Company recorded $4.1 million in write-offs of goodwill and intangible assets. The total $4.7 million loss from discontinued operations recorded in the three months ended March 31, 2003 includes the $4.3 million loss on the sale of the Savvi business as well as $393 thousand of net losses incurred by the business unit during the quarter, before the business unit was sold. Savvi net revenues are included in the loss from discontinued operations and amounted to $9 thousand for the year ended December 31, 2003. For the year ended December 31, 2003, a total of $4.7 million, or $0.26 per weighted average share outstanding-basic or $0.25 per weighted average share outstanding-diluted, was reclassified from continuing operations to loss from discontinued operations, net of tax benefit.

Note 22 —	Related Parties
      Ken J. Bradley is a member of our Board of Directors and from January 2003 through January 2005 was the Chief Executive Officer of CoreSim, Inc., a company specializing in advanced systems design analysis and product lifecycle management. RadiSys incurred expenses of approximately $206 thousand and $329 thousand, respectively, for 2005 and 2004 from CoreSim, Inc. Amounts payable to CoreSim, Inc. at December 31, 2005 and 2004, were zero and $96 thousand, respectively.

Note 23	— Subsequent Events
      Beginning in 2001, RadiSys made it part of its strategic plan to significantly reduce its costs. As part of its plan to reduce costs RadiSys began in 2004 to outsource the manufacture of most of its products. Through various restructuring activities facilities requirements for manufacturing and other activities in the Hillsboro, Oregon location have decreased significantly. As a result, management decided to transfer operations currently located in one of their buildings in Hillsboro, Oregon (“DC3 building”) to its other building located in Hillsboro, Oregon and other foreign facilities.
      In January 2006, RadiSys vacated the DC3 building and put it and the surrounding land, which had previously been held for future expansion, on the market for sale. The assets held for sale had a recorded value of $2.1 million which included land with value of $0.8 million, building and building improvements with net value of $1.3 million, and machinery and equipment with net value of $38 thousand. The Company classified this facility in net assets held for sale as of January 31, 2006.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
      On May 11, 2005, RadiSys Corporation (the “Company”) informed PricewaterhouseCoopers LLP (“PwC”) that PwC had been dismissed as the Company’s independent registered public accounting firm on May 9, 2005, the date PwC completed its procedures on the Company’s unaudited interim financial statements as of and for the quarter ended March 31, 2005 and on the Form 10-Q in which such financial statements were included. The dismissal of PwC on May  9, 2005 was approved by the Company’s Audit Committee.
      The reports of PwC on the consolidated financial statements of the Company as of and for the years ended December 31, 2004 and 2003, and PwC’s report on management’s assessment of internal control over financial reporting as of December 31, 2004 and the effectiveness of internal control over financial reporting as of December 31, 2004, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principle.
      During the years ended December 31, 2004 and 2003, and through May 9, 2005 (the “Relevant Period”), there have been no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused PwC to make reference thereto in their reports on the financial statements for such years. Also, during the Relevant Period, there were no reportable events as described in Item 304(a)(1)(v) (“Reportable Events”) of Regulation S-K issued by the United States of America Securities and Exchange Commission (the “Commission”).
      The Company has requested that PwC furnish it with a letter addressed to the Commission stating whether or not PwC agrees with the statements set forth in this subsection (a) above. A copy of such letter, dated May 13, 2005, is filed as Exhibit 16.1 to a Form 8-K filed with the Commission on May 13, 2005.
      On May 12, 2005, the Company engaged KPMG LLP (“KPMG”) as its independent registered public accounting firm to audit the Company’s financial statements for the year ending December 31, 2005. The engagement of KPMG was approved by the Company’s Audit Committee.
      During the Relevant Period, neither the Company nor (to the Company’s knowledge) anyone acting on behalf of the Company consult with KPMG regarding either (i) the application of accounting principles to a specified transaction (either completed or proposed), (ii) the type of audit opinion that might be rendered on the Company’s financial statements, or (iii) any Reportable Event.
      There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosure required to be reported under this item.

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
      During the Company’s fiscal quarter ended December 31, 2005, no change occurred in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
      Management’s Report on Internal Control Over Financial reporting appears on page 43 hereof. KPMG LLP’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears on page 44 hereof.

Item 9B.	Other Information
      None.

PART III
      The Registrant will file its definitive proxy statement for the Annual Meeting of Shareholders to be held on May 16, 2006, pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Report. This Report incorporates by reference specified information included in the Proxy Statement.

Item 10.	Directors and Executive Officers of the Registrant
      The information with respect to our directors and officers is included in our Proxy Statement and is incorporated herein by reference.

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
      On February 28, 2006, the Company entered into an Executive Change of Control Agreement with Christian Lepiane providing for severance pay in a cash amount equal to nine months of Mr. Lepiane’s annual base pay at the rate in effect immediately before the date of termination. Mr. Lepiane is entitled to receive the severance pay if his employment with the Company is terminated by the Company (other than for cause, death or disability), or a requirement to accept a position greater than 25 miles from his current work location, within three months before, or within 12 months after, a change in control of the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      Information with respect to security ownership of certain beneficial owners and management and equity compensation plan information is included under “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement and is incorporated herein by reference.
Equity Compensation Plan Information
      The following table summarizes information about the Company’s equity compensation plans as of December 31, 2005. All outstanding awards relate to the Company’s common stock.

	Number of Shares of
	Common Stock to			Number of Shares of
	be Issued Upon		Weighted Average	Common Stock
	Exercise of		Exercise Price of	Remaining Available
	Outstanding Options		Outstanding Options	for Future Issuance

Equity compensation plan approved by security holders	1,799,149	(A)	$17.10	3,077,061	(B)
Equity compensation plan not approved by security holders	1,577,023		16.15	45,074

Total	3,376,172		$16.66	3,122,135

(A)	Includes 4,888 shares subject to employee stock options assumed in the merger with Texas Micro Inc. with weighted average exercise prices of $11.26.

(B)	Includes 1,577,206 of securities authorized and available for issuance in connection with the RadiSys Corporation 1996 Employee Stock Purchase Plan.
Description of Equity Compensation Plans Not Adopted by Shareholders
2001 Nonqualified Stock Option Plan
      In February 2001, we established the 2001 Nonqualified Stock Option Plan, under which 2,250,000 shares of our common stock were reserved as of December 31, 2005. Grants under the 2001 Nonqualified Stock Option Plan may be awarded to selected employees, who are not executive officers or directors of the Company. The purpose of the 2001 Nonqualified Stock Option Plan is to enable us to attract and retain the services of selected employees. Unless otherwise stipulated in the plan document, the Board of Directors, at their discretion, determines the exercise prices, which may not be less than the fair market value of our common stock at the date of grant, vesting periods, and the expiration periods which are a maximum of 10 years from the date of grant.
      Additional information required by this item is included in our Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2006 and is incorporated herein by reference.

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
      (a)(1) Financial Statements
      (a)(2) Financial Statement Schedule

Form 10-K
Page No.

Schedule II — Valuation and Qualifying Accounts	98
      (a)(3) Exhibits

Exhibit
No.		Description

3.1		Second Restated Articles of Incorporation and amendments thereto. Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-95892) (“S-1”), and by reference from Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, SEC File No. 0-26844.
3.2		Restated Bylaws. Incorporated by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38966).
4.1		Indenture dated August 9, 2000 between the Company and U.S. Trust Company, National Association. Incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement of Form S-3 (No. 333-49092).
4.2		Form of Note. Incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (No. 333-49092).
4.4		Indenture, dated as of November 19, 2003, between the Company and JPMorgan Chase Bank, as Trustee. Incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-3 (No. 333-111547) filed on December 24, 2003.
4.5		Form of Note. See Exhibit 4.4.
*10	.1	RadiSys Corporation 1995 Employee Stock Incentive Plan, as amended. Incorporated by reference from Exhibit(d)(1) to the Tender Offer Statement filed by the Company on Schedule TO-I, dated July 31, 2003, SEC file No. 005-49160.
*10	.2	RadiSys Corporation 2001 Nonqualified Stock Option Plan, as amended. Incorporated by reference from Exhibit(d)(2) to the Tender Offer Statement filed by the Company on Schedule TO-I, dated July 31, 2003, SEC file No. 005-49160.
*10	.3	RadiSys Corporation 1996 Employee Stock Purchase Plan, as amended. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, SEC File No. 0-26844.
*10	.4	Form of Incentive Stock Option Agreement. Incorporated by reference from Exhibit 10.3 to the Form S-1.
*10	.5	Form of Non-Statutory Stock Option Agreement. Incorporated by reference from Exhibit 10.4 to the Form S-1.

Exhibit
No.		Description

*10	.6	Deferred Compensation Plan. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarterly period ended March 31, 2001, SEC File No. 0-26844.
*10	.7	Executive Change of Control Agreement with Julia A. Harper dated October 3, 2001 between the Company and Julia A. Harper. Incorporated by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, SEC File No. 0-26844.
*10	.8	Executive Change of Control Agreement dated October 15, 2002 between the Company and Scott C. Grout. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, SEC File No. 0-26844.
10.9		Revolving line of credit agreement between the Company and U.S. Bank National Association dated March 19, 2002, related promissory note dated March 19, 2002, related interest rate rider dated March 19, 2002 and related collateral pledge agreement dated March 19, 2002. Incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, SEC File No. 0-26844.
10.10		Dawson Creek II lease, dated March 21, 1997, incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, SEC File No. 0-26844.
10.11		Amendment dated March 20, 2003, to the revolving line of credit agreement between the Company and U.S. Bank National Association dated March 19, 2002 and related revolving promissory note. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, SEC File No. 0-26844.
*10	.12	Form of Indemnity Agreement. Incorporated by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, SEC file No. 0-26844.
10.13		Amendment dated March 30, 2004 to the revolving line of credit agreement between the Company and U.S. Bank National Association dated March 19, 2002 and related promissory note. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, SEC file No. 0-26844.
*10	.14	Executive Change of Control Agreement dated March 7, 2005 between the Company and Keith Lambert. Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, SEC file No. 0-26844.
*10	.15	Form of Restricted Stock Agreement.
*10	.16	Executive Change of Control Agreement dated March 1, 2006 between the Company and Christian Lepiane. Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, SEC file No. 0-26844.
21.1		List of Subsidiaries.
23.1		Consent of KPMG LLP.
23.2		Consent of PricewaterhouseCoopers LLP.
24.1		Powers of Attorney.
31.1		Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This Exhibit constitutes a management contract or compensatory plan or arrangement
      (b) See (a)(3) above.
      (c) See (a)(2) above.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

				Reserves
	Balance at	Charged to	Write-Offs	Acquired	Balance at
	Beginning	Costs and	Net of	through	End of
	of Period	Expenses	Recoveries	Acquisitions	Period

	(In thousands)
For the year ended December 31, 2005
Allowance for doubtful accounts	$888	$—	$(12)	$—	$876
Obsolescence reserve	7,353	4,647	(4,728)	—	7,272
Tax valuation allowance	15,886	(9,074)	—	—	6,812
For the year ended December 31, 2004
Allowance for doubtful accounts	$1,301	$—	$(413)	$—	$888
Obsolescence reserve	9,491	3,046	(5,184)	—	7,353
Tax valuation allowance	17,410	(1,524)			15,886
For the year ended December 31, 2003
Allowance for doubtful accounts	$2,128	$—	$(827)	$—	$1,301
Obsolescence reserve	9,958	4,297	(4,764)	—	9,491
Tax valuation allowance	16,176	1,234	—	—	17,410

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADISYS CORPORATION

By:	/s/ SCOTT C. GROUT

Scott C. Grout
President and
Chief Executive Officer
Dated: March 3, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2006.

Signature	Title

/s/ SCOTT C. GROUT Scott C. Grout	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ JULIA A. HARPER Julia A. Harper	Vice President of Finance and Administration and Chief Financial Officer (Principal Financial Officer)
Directors:

/s/ C. SCOTT GIBSON* C. Scott Gibson	Chairman of the Board and Director

/s/ KEN BRADLEY* Ken Bradley	Director

/s/ RICHARD J. FAUBERT* Richard J. Faubert	Director

/s/ DR. WILLIAM W. LATTIN* Dr. William W. Lattin	Director

/s/ KEVIN C. MELIA* Kevin C. Melia	Director

/s/ CARL NEUN* Carl Neun	Director

Signature		Title

/s/ LORENE K. STEFFES* Lorene K. Steffes		Director

*By:	/s/ SCOTT C. GROUT* Scott C. Grout, as attorney-in-fact

EXHIBIT INDEX

Exhibit
No.		Description

3.1		Second Restated Articles of Incorporation and amendments thereto. Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-95892) (“S-1”), and by reference from Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, SEC File No. 0-26844.
3.2		Restated Bylaws. Incorporated by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38966).
4.1		Indenture dated August 9, 2000 between the Company and U.S. Trust Company, National Association. Incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement of Form S-3 (No. 333-49092).
4.2		Form of Note. Incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (No. 333-49092).
4.3		Registration Rights Agreement, dated November 13, 2003, among the Company, Credit Suisse First Boston LLC and Banc of America Securities LLC. Incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 19, 2003, SEC File No. 0-26844.
4.4		Indenture, dated as of November 19, 2003, between the Company and JPMorgan Chase Bank, as Trustee. Incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-3 (No. 333-111547) filed on December 24, 2003.
4.5		Form of Note. See Exhibit 4.4.
*10	.1	RadiSys Corporation 1995 Employee Stock Incentive Plan, as amended. Incorporated by reference from Exhibit(d)(1) to the Tender Offer Statement filed by the Company on Schedule TO-I, dated July 31, 2003, SEC file No. 005-49160.
*10	.2	RadiSys Corporation 2001 Nonqualified Stock Option Plan, as amended. Incorporated by reference from Exhibit(d)(2) to the Tender Offer Statement filed by the Company on Schedule TO-I, dated July 31, 2003, SEC file No. 005-49160.
*10	.3	RadiSys Corporation 1996 Employee Stock Purchase Plan, as amended. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, SEC File No. 0-26844.
*10	.4	Form of Incentive Stock Option Agreement. Incorporated by reference from Exhibit 10.3 to the Form S-1.
*10	.5	Form of Non-Statutory Stock Option Agreement. Incorporated by reference from Exhibit 10.4 to the Form S-1.
*10	.6	Deferred Compensation Plan. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarterly period ended March 31, 2001, SEC File No. 0-26844.
*10	.7	Executive Change of Control Agreement with Julia A. Harper dated October 3, 2001 between the Company and Julia A. Harper. Incorporated by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, SEC File No. 0-26844.
*10	.8	Executive Change of Control Agreement dated October 15, 2002 between the Company and Scott C. Grout. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, SEC File No. 0-26844.
10.9		Revolving line of credit agreement between the Company and U.S. Bank National Association dated March 19, 2002, related promissory note dated March 19, 2002, related interest rate rider dated March 19, 2002 and related collateral pledge agreement dated March 19, 2002. Incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, SEC File No. 0-26844.
10.10		Dawson Creek II lease, dated March 21, 1997, incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, SEC File No. 0-26844.

Exhibit
No.		Description

10.11		Amendment dated March 20, 2003, to the revolving line of credit agreement between the Company and U.S. Bank National Association dated March 19, 2002 and related revolving promissory note. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, SEC File No. 0-26844.
*10	.12	Form of Indemnity Agreement. Incorporated by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, SEC file No. 0-26844.
10.13		Amendment dated March 30, 2004 to the revolving line of credit agreement between the Company and U.S. Bank National Association dated March 19, 2002 and related promissory note. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, SEC file No. 0-26844.
*10	.14	Executive Change of Control Agreement dated March 7, 2005 between the Company and Keith Lambert. Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, SEC file No. 0-26844.
*10	.15	Form of Restricted Stock Agreement.
*10	.16	Executive Change of Control Agreement dated March 1, 2006 between the Company and Christian Lepiane. Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, SEC file No. 0-26844.
21.1		List of Subsidiaries.
23.1		Consent of KPMG LLP.
23.2		Consent of PricewaterhouseCoopers LLP.
24.1		Powers of Attorney.
31.1		Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This Exhibit constitutes a management contract or compensatory plan or arrangement