Form 10-Q
period 2006-03-31
RADISYS CORP
filed 2006-05-09
CIK 873044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes ☐ No ☑
Number of shares of common stock outstanding as of May 4, 2006: 21,093,002

RADISYS CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
RADISYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	For the Three Months
	Ended March 31,
	2006	2005
Revenues	$65,811	$57,517
Cost of sales	48,077	38,975

Gross margin	17,734	18,542
Research and development	9,124	7,532
Selling, general and administrative	8,205	7,254
Intangible assets amortization	325	513
Restructuring and other charges (reversals)	59	(18)

Income from operations	21	3,261
Loss on repurchase of convertible subordinated notes	—	(3)
Interest expense	(436)	(542)
Interest income	2,236	1,171
Other (expense) income, net	11	(349)

Income before income tax provision	1,832	3,538
Income tax provision	406	952

Net income	$1,426	$2,586

Net income per share:
Basic	$0.07	$0.13

Diluted	$0.07	$0.12

Weighted average shares outstanding:
Basic	20,699	19,782

Diluted	25,549	24,466

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$91,802	$90,055
Short-term investments, net	139,400	135,800
Accounts receivable, net	44,586	39,055
Other receivables	4,086	3,886
Inventories, net	13,243	21,629
Assets held for sale	2,105	—
Other current assets	2,778	2,426
Deferred tax assets	7,399	7,399

Total current assets	305,399	300,250
Property and equipment, net	11,518	13,576
Goodwill	27,463	27,463
Intangible assets, net	1,835	2,159
Long-term deferred tax assets	21,233	21,634
Other assets	3,791	3,629

Total assets	$371,239	$368,711

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,127	$36,903
Accrued wages and bonuses	3,538	4,829
Accrued interest payable	533	224
Accrued restructuring	312	856
Other accrued liabilities	8,969	8,279

Total current liabilities	48,479	51,091

Long-term liabilities:
Convertible senior notes, net	97,312	97,279
Convertible subordinated notes, net	2,501	2,498

Total long-term liabilities	99,813	99,777

Total liabilities	148,292	150,868

Shareholders’ equity:
Preferred stock — $.01 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock — no par value, 100,000 shares authorized; 20,920 and 20,703 shares issued and outstanding at March 31, 2006 and December 31, 2005	197,461	193,839
Retained earnings	21,701	20,275
Accumulated other comprehensive income:
Cumulative translation adjustments	3,785	3,729

Total shareholders’ equity	222,947	217,843

Total liabilities and shareholders’ equity	$371,239	$368,711

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, unaudited)

			Accumulated
			other			Total
	Common stock		comprehensive	Retained		comprehensive
	Shares	Amount	income (1)	earnings	Total	income (2)
Balances, December 31, 2005	20,703	$193,839	$3,729	$20,275	$217,843
Shares issued pursuant to benefit plans	217	2,326	—	—	2,326	$—
Stock-based compensation associated with employee benefit plans	—	1,296	—	—	1,296
Translation adjustments	—	—	56	—	56	56
Net income for the period	—	—	—	1,426	1,426	1,426

Balances, March 31, 2006	20,920	$197,461	$3,785	$21,701	$222,947

Comprehensive income, for the three months ended March 31, 2006						$1,482

(1)	Income taxes are not provided for foreign currency translation adjustments.

(2)	For the three months ended March 31, 2005, comprehensive income amounted to $2.6 million and consisted of net income for the period of $2.6 million and net losses from translation adjustments of $15 thousand.
The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$1,426	$2,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,653	2,028
Inventory valuation allowance	1,338	643
Deferred income taxes	401	138
Stock-based compensation expense	1,296	—
Tax benefit of stock-based benefit plans	—	536
Other	(155)	(38)
Changes in operating assets and liabilities:
Accounts receivable	(5,603)	4,180
Other receivables	(200)	1,320
Inventories	7,049	825
Other current assets	(93)	579
Accounts payable	(1,781)	(4,137)
Accrued restructuring	(556)	(1,068)
Accrued interest payable	309	201
Accrued wages and bonuses	(1,296)	(1,311)
Other accrued liabilities	434	(175)

Net cash provided by operating activities	4,222	6,307

Cash flows from investing activities:
Proceeds from held-to-maturity investments	—	34,550
Purchase of held-to-maturity investments	—	(24,779)
Proceeds from the sale of auction rate securities	14,900	16,200
Purchase of auction rate securities	(18,500)	(33,800)
Capital expenditures	(1,307)	(1,705)
Other	25	(36)

Net cash used in investing activities	(4,882)	(9,570)

Cash flows from financing activities:
Early extinguishments of convertible subordinated notes	—	(990)
Proceeds from issuance of common stock	2,326	1,852

Net cash provided by financing activities	2,326	862

Effect of exchange rate changes on cash	81	(580)

Net increase (decrease) in cash and cash equivalents	1,747	(2,981)
Cash and cash equivalents, beginning of period	90,055	80,566

Cash and cash equivalents, end of period	$91,802	$77,585

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Significant Accounting Policies
     RadiSys Corporation (the “Company”) has adhered to the accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2005 in preparing the accompanying interim Consolidated Financial Statements. The preparation of these statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.
     The financial information included herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for interim periods.
     For the three month period ended March 31, 2006, there have been no changes to these accounting policies.
   Reclassifications
     Certain reclassifications have been made to amounts in prior years to conform to current year presentation. These changes had no effect on previously reported results of operations, cash flows or shareholders’ equity.
   Inventory Reserves
     The Company records the inventory valuation allowance for estimated obsolete or unmarketable inventories as the difference between the cost of inventories and the estimated net realizable value based upon assumptions about future demand and market conditions. Factors influencing the provision include: changes in demand, rapid technological changes, product life cycle and development plans, component cost trends, product pricing, regulatory requirements effecting components, and physical deterioration. If actual market conditions are less favorable than those projected by management additional provisions for inventory reserves may be required. The Company’s estimate for the allowance is based on the assumption that the Company’s customers comply with their current contractual obligations. The Company provides long-life support to its customers and therefore the Company has material levels of customer specific inventory. If the Company’s customers experience a financial hardship or if the Company experiences unplanned cancellations of customer contracts, the current provision for the inventory reserves may be inadequate. Additionally, the Company may incur additional expenses associated with any non-cancelable purchase obligations to our suppliers if they provide customer-specific components.
   Adverse Purchase Commitments
     The Company is contractually obligated to reimburse its contract manufacturers for the cost of excess inventory used in the manufacture of the Company’s products, for which there is no alternative use. As the Company continues to execute its strategy of increasing the level of outsourced manufacturing the liability for adverse purchase commitments will become more significant. Estimates for adverse purchase commitments are derived from reports received on a quarterly basis from the Company’s contract manufacturers. Increases to this liability are charged to cost of goods sold. When and if the Company takes possession of inventory reserved for in this liability, the liability is transferred from other liabilities to our excess and obsolete inventory valuation allowance. This liability, referred to as adverse purchase commitments, is provided for in other accrued liabilities in the accompanying balance sheets. Adverse purchase commitments amounted to $1,252 thousand and $828 thousand at March 31, 2006 and December 31, 2005, respectively. For the three months ended March 31, 2006 and 2005 the Company recorded a net provision for adverse purchase commitments of $424 thousand and $24 thousand, respectively.
   Accrued Restructuring and Other Charges
     Financial Accounting Standard Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” requires that liabilities for costs associated with exit or disposal activities be recognized and measured initially at fair value in the period in which the liabilities are incurred. For the three months ended March 31, 2006 and 2005 the Company recorded non-severance related restructuring and other charges in accordance with the provisions of

SFAS No. 146. Because the Company has a history of paying severance benefits, the cost of severance benefits associated with a restructuring charge is recorded when such costs are probable and the amount can be reasonably estimated.
   Guarantees and Indemnification Obligations
     FASB FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of SFAS No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee and requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The following is a summary of the agreements that the Company has determined are within the scope of FIN No. 45.
     As permitted under Oregon law, the Company has agreements whereby it indemnifies its officers, directors and certain finance employees for certain events or occurrences while the officer, director or employee is or was serving in such capacity at the request of the Company. The term of the indemnification period is for the officer’s, director’s or employee’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2006
     The Company enters into standard indemnification agreements in its ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to our current products, as well as claims relating to property damage or personal injury resulting from the performance of services by us or our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is generally limited. Historically, our costs to defend lawsuits or settle claims relating to such indemnity agreements have been minimal and accordingly the estimated fair value of these agreements is immaterial.
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

     The following is a summary of the change in the Company’s warranty liability for the three months ended March 31, 2006 and 2005 (in thousands):

	For the Three Months
	Ended March 31,
	2006	2005
Warranty liability balance, beginning of the period	$2,124	$1,719
Product warranty accruals	860	996
Utilization of accrual	(842)	(775)

Warranty liability balance, end of the period	$2,142	$1,940

     The warranty liability balance is included in other accrued liabilities in the accompanying Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005. The Company offers fixed price support or maintenance contracts to some customers. Revenues from fixed price support or maintenance contracts were not significant to the Company’s operations for the periods reported.
  Stock-based Compensation
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 2 to the Consolidated Condensed Financial Statements for a further discussion on stock-based compensation.
   Recent Accounting Pronouncements
     There have been no material changes to the recent pronouncements as previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Note 2 — Stock-based Compensation
  Stock-Based Employee Benefit Plans
     Equity instruments are granted to employees, directors and consultants in certain instances, as defined in the respective plan agreements. Beginning in the second quarter of 2005, the Company issued equity instruments in the form of stock options, restricted shares and shares issued to employees as a result of the employee stock purchase plan (“ESPP”). Prior to the second quarter of 2005, the Company issued equity instruments in the form of stock options and ESPP shares, only.
  Stock Options and Restricted Shares
     The Company’s 1995 Stock Incentive Plan (“1995 Plan”) and 2001 Nonqualified Stock Option Plan (“2001 Plan”) provide the Board of Directors broad discretion in creating employee equity incentives. Unless otherwise stipulated in the plan document, the Board of Directors, at their discretion, determines stock option exercise prices, which may not be less than the fair market value of RadiSys common stock at the date of grant, vesting periods and the expiration periods which are a maximum of 10 years from the date of grant. Under the 1995 Plan, as amended, 5,425,000 shares of common stock have been reserved and authorized for issuance to any non-employee directors and employees, with a maximum of 450,000 shares in connection with the hiring of an employee and 100,000 shares in any calendar year to one participant. Under the 2001 Plan, as amended, 2,250,000 shares of common stock have been reserved and authorized for issuance to selected employees, who are not executive officers or directors of the Company. Currently, all non-director stock option grants are issued under an option agreement that provides, among other things, that the option grant vests over a 3 year period; specifically, 33% of the options vest one year after the grant date and approximately 2.75% of the options vest monthly for 24 months after the first year.
     On March 1, 2005, the Compensation and Development Committee of the Board of Directors approved the form of the restricted share agreement to be used in connection with restricted stock awards to be granted to employees of the Company under the terms of the Company’s 1995 Stock Incentive Plan. The agreement provides, among other things, that 33% of the shares vest each year following the date of the grant.
     The table below summarizes the activities related to the Company’s stock plans (in thousands, except weighted average exercise prices):

				Weighted
				Average
	Shares	Stock Options		Remaining	Aggregate
	Available for	Outstanding		Contractual	Intrinsic
	Grant	Number	Average Price	Life (Years)	Value
Balance, December 31, 2005	1,545	3,376	$16.66

Options granted	(24)	24	$18.29
Restricted shares granted	—	—	—
Options forfeited	6	(6)	$15.25
Options expired	117	(117)	$19.97
Restricted shares canceled	—	—	—
Options exercised	—	(114)	$12.20

Balance, March 31, 2006	1,644	3,163	$16.71	4.51	$14,311

Vested and expected to vest, March 31, 2006		3,115	$16.73	4.48	$14,130

Vested at March 31, 2006		2,380	$17.24	3.94	$10,609

     The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing price of RadiSys shares as quoted on NASDAQ for March 31, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. The intrinsic value changes based on the fair market value of RadiSys stock. Total intrinsic value of options exercised for the three months ended March 31, 2006 was $796 thousand.
   Employee Stock Purchase Plan
     In December 1995, the Company established an Employee Stock Purchase Plan (“ESPP”). All employees of RadiSys and its subsidiaries who customarily work 20 or more hours per week, including all officers, are eligible to participate in the ESPP. Separate offerings of common stock to eligible employees under the ESPP (also an “Offering”) commence on February 15, May 15, August 15 and November 15 of each calendar year (also “Enrollment Dates”) and continue for a period of 18 months. Multiple separate Offerings are in operation under the ESPP at any given time. An employee may participate in only one Offering at a time and may purchase shares only through payroll deductions permitted under the provisions stipulated by the ESPP. The purchase price is the lesser of 85% of the fair market value of the common stock on date of grant or that of the purchase date (“look-back feature”). Pursuant to the provisions of the ESPP, as amended, the Company is authorized to issue up to 4,150,000 shares of common stock under the plan. For the three months ended March 31, 2006 the Company issued 102,283 shares under the plan. At March 31 2006, 1,474,923 shares are available for issuance under the plan
  Stock-Based Compensation associated with Stock-Based Employee Benefit Plans
     Prior to January 1, 2006, the Company accounted for stock-based compensation associated with its stock-based employee benefit plans using the intrinsic value method in accordance with the provisions of APB 25 and, in accordance with the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, An Amendment of SFAS No. 123,” the Company provided pro forma disclosures of net income (loss) and net income (loss) per common share for periods prior to January 1, 2006 as if the fair value method had been applied in measuring compensation expense in accordance with SFAS 123.

     In December 2004, the FASB issued SFAS 123R, which replaces SFAS 123 and supersedes APB 25. SFAS 123R requires companies to account for stock-based compensation based on the fair value method, which replaces the intrinsic value method. The Company adopted SFAS 123R as of January 1, 2006 using the modified prospective method, which requires that compensation expense be recorded for all unvested stock options and ESPP shares outstanding as of January 1, 2006. Prior periods will not be restated. Beginning January 1, 2006, the pro forma disclosures previously permitted are no longer an alternative to financial statement recognition.
     In 2004, in an effort to reduce the amount of stock-based compensation expense that the Company would include in its financial statements after the effective date of SFAS 123R or January 1, 2006, the Compensation and Development Committee of the Board of Directors approved an acceleration of vesting of those non-director employee stock options with an option price greater than $15.99, which was greater than the fair market value of the shares on that date ($14.23). Approximately 1.1 million options with varying remaining vesting schedules were subject to the acceleration and became immediately exercisable. Historically the Company has not accelerated the vesting of employee stock options. As a result of the acceleration, the Company reduced the stock-based compensation expense that it will include in net income after January 1, 2006. Included in the pro forma stock-based compensation expense for fiscal year 2004 was $6.1 million associated with the acceleration, net of related tax effects. As a result of the acceleration, the Company estimates that stock-based compensation expense was reduced by approximately $1.1 million in the three months ended March 31, 2006 and estimates a reduction of approximately $3.9 million for fiscal year 2006 and approximately $400 thousand for fiscal year 2007.
     In an effort to further reduce the impact of SFAS 123R, based on Board of Director approval received on March 1, 2005, the Company changed its equity instrument compensation structure such that it has reduced the total number of options granted to employees and the number of employees who receive stock-based employee benefit plan awards.
     As a result of adopting SFAS 123R, the impact to the Consolidated Financial Statements for the three months ended March 31, 2006 for income before income taxes and net income for the three months ended March 31, 2006 was $1.3 million and $980 thousand lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted earnings per share for the three months ended March 31, 2006 was $0.05 and $0.03 per share, respectively. In addition, prior to the adoption of SFAS 123R, the Company presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options will be classified as financing cash flows when realized as a reduction of cash taxes owed.
     The Company continues to use the Black-Scholes model to measure the grant date fair value of stock options and ESPP shares. The grant date fair value of stock options that are expected to vest is recognized on a straight-line basis over the requisite service period, which is equal to the option vesting period which is, generally, 3 years. The grant date fair value of ESPP shares that are expected to vest is recognized on a straight-line basis over the requisite service period, which is generally, 18 months, subject to modification at the date of purchase due to the ESPP look-back feature. The Company computes the grant date fair value of restricted stock granted as the closing price of RadiSys shares as quoted on NASDAQ on the date of grant. The grant date fair value of restricted shares that are expected to vest is recognized on a straight-line basis over the requisite service period, which is 3 years. The estimate of the number of options, ESPP shares and restricted stock expected to vest is determined based on historical experience.
     To determine the fair value of the stock options and ESPP shares using the Black-Scholes option pricing model, the calculation takes into consideration the effect of the following:
•	Exercise price of the option or purchase price of the ESPP share

•	Price of our common stock on the date of grant

•	Expected life of the option or share

•	Expected volatility of our common stock over the expected life of the option or share

•	Risk free interest rate during the expected life of the option or share
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

     As part of its SFAS 123R adoption, the Company also examined its historical pattern of option exercises in an effort to determine if there were any discernable activity patterns based on certain employee populations. From this analysis, the Company identified three employee populations. The expected life computation is based on historical vested option exercise and post-vest forfeiture patterns and included an estimate of the expected life for options that were fully vested and outstanding at March 31, 2006, for each of the three populations identified. The estimate of the expected life for options that were fully vested and outstanding at March 31, 2006 was determined as the midpoint of a range of estimated expected lives determined as follows: the low end of the range assumes the fully vested and outstanding options settle on March 31, 2006 and the high end of the range assumes that these options expire upon contractual term. The risk free interest rate is based on the U.S. Treasury constant maturities in effect at the time of grant for the expected term of the option or share.
     The Company computed the grant date fair value of options and ESPP shares granted during the three months ended March 31, 2006 and 2005, using the Black-Scholes option pricing model with the following weighted-average assumptions:

			ESPP Shares Granted in the
	Options Granted in the Three		Three Months
	Months ended March 31,		Ended March31,
	2006	2005	2006	2005
Expected life (in years)	3.6	4.2	1.5	1.5
Interest rate	4.57%	3.62%	4.68%	2.87%
Volatility	55%	57%	44%	57%
Dividend yield	—	—	—	—
     For the three months ended March 31, 2006 and 2005, the total value of the options granted was approximately $197 thousand and $1.3 million, respectively. For the three months ended March 31, 2006 and 2005 the weighted-average valuation per option granted was $8.21 and $7.44, respectively. The total expense associated with ESPP shares granted in the three months ended March 31, 2006 and 2005 was $1.6 million and $130 thousand, respectively.
     The table below summarizes the activities related to the Company’s unvested restricted share grants (in thousands):

Weighted-Average
	Restricted	Grant Date
	Shares	Fair Value
Balance, December 31, 2005	95	$16.67
Shares granted	—	—
Shares vested	—	—
Shares canceled	—	—

Balance, March 31, 2006	95	$16.67

     The pro forma table below reflects net income and basic and diluted net income per share for the three months ended March 31, 2005 had RadiSys accounted for these plans in accordance with SFAS No. 123, as follows: (in thousands, except per share amounts):

For the Three
Months Ended
March 31, 2005
Net income	$2,586
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—
Deduct: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects amount to $394	(633)

Pro forma net income	$1,953

Net income per share:
Basic	$0.13

Diluted	$0.12

Pro forma basic	$0.10

Pro forma diluted	$0.09

     For the three months ended March 31, 2006, stock-based compensation under SFAS 123R was recognized and allocated as follows: (in thousands, except per share amounts):

For the Three
Months Ended
March 31, 2006
Cost of sales	$218
Research and development	388
Selling, general and administrative	690

1,296
Income tax benefit	(316)

Total stock-based compensation expense after, income tax benefit	$980

     For the three months ended March 31, 2006, stock-based compensation associated with stock options, restricted stock and ESPP shares amounted to $707 thousand, $131 thousand and $458 thousand, respectively.
     As of March 31, 2006, $4.2 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.08 years. As of March 31, 2006, there was $1.2 million unrecognized stock-based compensation expense related to unvested restricted shares is expected to be recognized over a weighted-average period of 2.39 years. The Company expects that approximately 94 thousand of the balance of restricted shares at March 31, 2006 will vest.
Note 3 — Investments
     Short-term and long-term investments consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005
Short-term held-to-maturity investments	$39,750	$39,750

Short-term available-for-sale investments	$99,650	$96,050

     The Company invests excess cash in debt instruments of the U.S. Government and its agencies, those of high-quality corporate issuers and municipalities. The Company’s investments in the debt instruments of municipalities primarily consist of investments in auction rate securities. Auction rate securities have been classified as available-for-sale short-term investments. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income. For the three months ended March 31, 2006 and 2005, the Company did not recognize any gains or losses on the sale of available-for-sale investments as the fair value of these investments approximated there carrying value. The Company incurred no unrealized gains or losses on investments classified as available-for-sale as of March 31, 2006 or December 31, 2005. The Company’s investment policy requires that the total investment portfolio, including cash and investments, not exceed a maximum weighted-average maturity of 18 months. In addition, the policy mandates that an individual investment must have a maturity of less than 36 months, with no more than 20% of the total portfolio exceeding 24 months. As of March 31, 2006, the Company was in compliance with its investment policy.
Note 4 — Accounts Receivable and Other Receivables
     Accounts receivable consists of trade accounts receivable. Accounts receivable balances consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005
Accounts receivable, gross	$45,462	$39,931
Less: allowance for doubtful accounts	(876)	(876)

Accounts receivable, net	$44,586	$39,055

     The Company recorded no provisions for allowance for doubtful accounts during the three months ended March 31, 2006 and 2005.
     As of March 31, 2006 and December 31, 2005 the balance in other receivables was $4,086 thousand and $3,886 thousand, respectively. Other receivables consisted primarily of non-trade receivables including receivables for inventory sold to our contract manufacturing partners and sub-lease billings. Sales to the Company’s contract manufacturing partners are based on terms and conditions similar to the terms offered to the Company’s regular customers. There is no revenue recorded associated with non-trade receivables.

Note 5 — Inventories
     Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005
Raw materials	$16,343	$20,790
Work-in-process	1,815	2,282
Finished goods	2,495	5,829

	20,653	28,901
Less: inventory valuation allowance	(7,410)	(7,272)

Inventories, net	$13,243	$21,629

     During the three months ended March 31, 2006 and 2005, the Company recorded provision for excess and obsolete inventory of $1.3 million and $643 thousand, respectively.
Note 6 — Long-lived Assets Held for Sale
     Beginning in 2001, RadiSys made it part of its strategic plan to significantly reduce its costs. As part of its plan to reduce costs RadiSys began in 2004 to outsource the manufacture of most of its products. Through various restructuring activities, facilities requirements for manufacturing and other activities in the Hillsboro, Oregon location have decreased significantly. As a result, management decided to transfer operations currently located in one of the Company’s buildings in Hillsboro, Oregon (“DC3 building”) to its other building located in Hillsboro, Oregon and its contract manufacturing partners.
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
Note 7 — Accrued Restructuring and Other Charges
     Accrued restructuring and other charges consisted of the following (in thousands):

	March 31,	December 31,
	2006 31,	2005
Second quarter 2005 restructuring charge	$312	$803
Fourth quarter 2001 restructuring charge	—	20
Other	—	33

Total	$312	$856

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
     The following table summarizes the changes to the second quarter 2005 restructuring costs (in thousands):

Employee
Termination and
Related Costs
Restructuring and other costs	$1,108
Additions	219
Expenditures	(355)
Reversals	(169)

Balance accrued as of December 31, 2005	$803

Additions	$93
Expenditures	(540)
Reversals	(44)

Balance accrued as of March 31, 2006	$312

     Employee termination and related costs include severance and other related separation costs. Additions to the original accrual are primarily attributable to the additional retention bonuses and related expenses for employment terminations to occur later in 2006. The reversal of $44 thousand is associated with employees who have been removed from the restructuring list because they resigned before their planned termination date, they filled an open RadiSys position or their position was re-assessed and the determination was made to keep the position. The Company expects this workforce reduction to be substantially completed by September 30, 2006.
     Fourth Quarter 2001 Restructuring
     The accrual amount remaining as of December 31, 2005 represents lease obligations relating to the facilities in Boca Raton, Florida which were paid in January 2006.
Note 8 — Short-Term Borrowings
     During the quarter ended March 31, 2006, the Company transferred its line of credit facility from its commercial bank to its investment bank, for $20.0 million at an interest rate based on the 30-day London Inter-Bank Offered Rate (“LIBOR”) plus 0.75%. The line of credit is collateralized by the Company’s non-equity investments and is reduced by any standby letters of credit. At March 31, 2006, the Company had a standby letter of credit outstanding related to one of its medical insurance carriers for $105 thousand. The market value of non-equity investments must exceed 125.0% of the borrowed facility amount, and the investments must meet specified investment grade ratings.
     As of March 31, 2006 and December 31, 2005, there were no outstanding balances on the line of credit or any draws under the standby letter of credit and the Company was in compliance with all debt covenants.
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
     As of March 31, 2006 and December 31, 2005 the Company had outstanding convertible senior notes with a face value of $100 million. As of March 31, 2006 and December 31, 2005 the book value of the convertible senior notes was $97.3 million and $97.3 million, respectively, net of unamortized discount of $2.7 million and $2.7 million, respectively. Amortization of the discount on the convertible senior notes was $33 thousand and $33 thousand for the three months ended March 31, 2006 and 2005, respectively. The estimated fair value of the convertible senior notes was $100.5 million and $93.5 million at March 31, 2006 and December 31, 2005, respectively.
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
     As of March 31, 2006 and December 31, 2005 the Company had outstanding convertible subordinated notes with a face value of $2.5 million and $2.5 million, respectively. As of March 31, 2006 and December 31, 2005 the book value of the convertible subordinated notes was $2.5 million and $2.5 million, respectively, net of amortized discount of $17 thousand and $20 thousand, respectively. Amortization of the discount on the convertible subordinated notes was $3 thousand and $11 thousand for the three ended March 31, 2006 and 2005, respectively. The estimated fair value of the convertible subordinated notes was $2.5 million and $2.5 million at March 31, 2006 and December 31, 2005, respectively.
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
     The aggregate maturities of long-term liabilities for each of the years in the five year period ending December 31, 2010 and thereafter are as follows (in thousands):

	Convertible	Convertible
	Senior	Subordinated
For the Years Ending December 31,	Notes	Notes
2006 (remaining nine months)	$—	$—
2007	—	2,518
2008 (A)	100,000	—
2009	—	—
2010	—	—
Thereafter	—	—

	100,000	2,518
Less: unamortized discount	(2,688)	(17)
Less: current portion	—	—

Long-term liabilities	$97,312	$2,501

(A)	On or after November 15, 2008, the Company may redeem the Convertible Senior Notes at any time. On November 15, 2008, November 15, 2013, and November 15, 2018, holders of the convertible senior notes will have the right to require the Company to purchase, in cash, all or any part of the notes held by such holder at a purchase price equal to 100% of the principal amount of the notes being purchased, together with accrued and unpaid interest and additional interest, if any, up to but excluding the purchase date.
Note 10 — Basic and Diluted Income per Share
     A reconciliation of the numerator and the denominator used to calculate basic and diluted income per share is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2006	2005
Numerator — Basic
Net income, basic	$1,426	$2,586

Numerator — Diluted
Net income, basic	1,426	2,586
Interest on convertible notes, net of tax benefit (A)	245	242

Net income, diluted	$1,671	$2,828

Denominator — Basic
Weighted average shares used to calculate income per share , basic	20,699	19,782

Denominator — Diluted
Weighted average shares used to calculate income per share , basic	20,699	19,782
Effect of convertible notes (A)	4,243	4,243
Effect of dilutive stock options, ESPP, and unvested restricted stock (B)	607	441

Weighted average shares used to calculate income per share , diluted	25,549	24,466

Net income per share:
Basic	$0.07	$0.13

Diluted (A)	$0.07	$0.12

(A)	Interest on convertible subordinated notes and related as-if converted shares were excluded from the calculation as the effect would be anti-dilutive. For the three months ended March 31, 2006 and 2005, the total number of as-if converted shares excluded from the calculation associated with the convertible subordinated notes was 37 thousand and 144 thousand.

(B)	For the three months ended March 31, 2006 and 2005, options amounting to 1.9 million and 2.3 million were excluded from the calculation as the effect would be anti-dilutive.
Note 11 — Income Taxes
     The Company’s effective tax rate for the three months ended March 31, 2006 and 2005 differs from the statutory rate primarily due to the benefits of lower tax rates on earnings of foreign subsidiaries, the adoption of SFAS 123R, the amortization of goodwill for tax purposes, and the discrete item related to certain state tax refunds. Our effective tax rate for the year ended December 31, 2005 included the tax impact of a decrease in valuation allowance of $9.1 million primarily attributable to a projected increase in future utilization of general business tax credits and certain net operating loss carryforwards.
     The adoption of SFAS 123R related to the expensing of stock options will create differences in book and taxable income on both a permanent and temporary basis. We are projecting a permanent difference of approximately $2.3 million attributable to statutory options and stock option expense related to all non U.S. employees for the year ending 2006. The annual effective tax rate impact for this permanent difference is projected to be approximately 6.0%.
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
     Revenues on a product and services basis are as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Hardware	$63,711	$55,571
Software royalties and licenses	1,122	1,125
Software maintenance	540	395
Engineering and other services	438	426
Other	—	—

Total revenues	$65,811	$57,517

     Generally, the Company’s customers are not the end-users of its products. The Company ultimately derives its revenues from two end markets as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Communications Networking	$48,836	$39,201
Commercial Systems	16,975	18,316

Total revenues	$65,811	$57,517

Information about the Company’s geographic revenues and long-lived assets by geographical area is as follows (in thousands):
     Geographic Revenues

	Three Months Ended
	March 31,
	2006	2005
United States	$18,213	$21,125
Other North America	2,606	3,335

North America	20,819	24,460
Europe, the Middle East and Africa (“EMEA”)	34,405	27,849
Asia Pacific	10,587	5,208

Total	$65,811	$57,517

     Long-lived assets by Geographic Area

	March 31	December 31,
	2006	2005
Property and equipment, net
United States	$9,370	$11,372
EMEA	177	170
Asia Pacific	1,971	2,034

Total	$11,518	$13,576

Goodwill
United States	$27,463	$27,463

Intangible assets, net
United States	$1,835	$2,159

     For the three months ended March 31, 2006 and 2005 the following customers accounted for more than 10% of total revenues. These customers accounted for the following percentages of total revenue:

	For the Three Months Ended
	March 31,
	2006	2005
Nokia	41.4%	28.3%
Nortel	*	13.8%

*	Accounted for less than 10% of total revenue for the period.
     As of March 31, 2006 and December 31, 2005 the following customers accounted for more than 10% of accounts receivable. These customers accounted for the following percentages of accounts receivable:

	March 31,	December 31,
	2006	2005
Nokia	40.4%	32.3%
Nortel	*	12.9%

*	Accounted for less than 10% of accounts receivable.
Note 13 — Legal Proceedings
     In the normal course of business, the Company periodically becomes involved in litigation. As of March 31, 2006, in the opinion of management, RadiSys had no pending litigation that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Note 14 — Subsequent Events
     None.
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
Our Markets
     We provide advanced embedded solutions to the following two distinct markets:
•	Communications Networking — The communications networking market primarily includes two sub markets: Wireless infrastructure and IP networking and messaging. The wireless infrastructure sub market includes voice, video and data systems deployed into public networks. The wireless sub-market includes a variety of telecommunications focused applications, including 2, 2.5 and 3G wireless infrastructure products, packet-based switches and unified messaging products for wireless networks. The IP networking and messaging sub-market includes embedded compute, processing and networking systems used in private enterprise IT infrastructure. The IP networking and messaging sub-market consists of a variety of applications including voice messaging, data centers, IP-based Private Branch Exchange (“PBX”) systems, network access and security and switching applications.

•	Commercial Systems — The commercial systems market includes the following sub-markets: medical systems, test and measurement equipment, transaction terminals and industrial automation equipment. Examples of products which incorporate our commercial embedded solutions include ultrasound equipment, immunodiagnostics and hematology systems, CAT Scan (“CT”) imaging equipment, ATM’s, point of sale terminals, semiconductor manufacturing equipment, electronics assembly equipment and high-end test equipment.
Our Market Drivers
     We believe there are a number of fundamental drivers for growth in the embedded solutions market, including:
•	Increasing desire by OEMs to utilize outsourced modular building blocks to develop new systems. We believe OEMs are combining their internal development efforts with merchant-supplied platforms from partners like RadiSys to deliver more new products to market faster at a lower total cost of ownership.

•	Increasing levels of programmable, intelligent and networked functionality embedded in a variety of systems, including systems for monitoring and control, real-time information processing and high-bandwidth network connectivity.

•	Increasing demand for standards-based solutions, such as Advanced Telecommunications Architecture (“ATCA”), and Computer-on-Module Express (“COM Express”) that motivates system makers to take advantage of proven and validated standards-based products.

•	Increasing demand for new technologies utilizing network processors, such as security and high-volume networking applications.
     In the following discussion of our financial condition and results of operations, we intend to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements for the three months ended March 31, 2006 compared to same period in 2005 and for the period ended March 31, 2006 compared to December 31, 2005, and the primary factors that accounted for those changes. This discussion should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this filing and in our annual report on Form 10-K for the year ended December 31, 2005.
     Certain statements made in this section of the report may be deemed to be forward-looking statements. Please see the information contained in the section entitled “FORWARD-LOOKING STATEMENTS” and the “RISK FACTORS.”
Overview
     Total revenue was $65.8 million and $57.5 million for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006 and December 31, 2005, backlog was approximately $43.4 million and $25.1 million, respectively. We include all purchase orders scheduled for delivery within 12 months in backlog. The general trend within our addressable markets is for shorter lead times and supplier managed inventory, which will generally decrease backlog as a percentage of revenue. The increase in revenues for the three months ended March 31, 2006 compared to the same period in 2005 was due to strong demand within the wireless submarket as our product content is more substantial in 2.5 and 3G deployments. Revenues were also higher due to deployments of new products by one of our major customers.
     In 2004 and 2005 we shifted our product development investment from predominantly one-off custom-designed products (“perfect fit solutions”) to standards-based, re-usable platforms and systems (“standards-based solutions”). We believe standards-based solutions provide our customers a number of fundamental benefits. First, by using ready-made platform solutions rather than ground-start custom-designs, our customers can achieve significantly shorter product development intervals and faster time-to-market. Second, we believe our customers can achieve a lower total cost by using solutions that are leveraged across multiple applications rather than a single-use proprietary solution. By offering standards-based solutions, we believe we have the opportunity to address a wider range of new market opportunities with the potential for faster time to revenue than with ground-start, custom-designs. We believe this ability to reuse designs makes our business and investment model more scalable. Finally, we believe this standards-based model will allow us to provide more integrated higher value solutions to our customers than we have typically delivered under a custom-design model. These higher value solutions provide more product content and drive higher average selling prices and therefore more total revenue opportunity for our products.

     We announced our Promentum™ family of ATCA products plans in 2005. This family of products includes universal carrier cards, switch and control modules, disk storage modules, compute modules, and a 14-slot shelf or chassis. These products are offered individually or integrated together as part of a blade server system known as the Promentum™ SYS-6000. We believe the Promentum™ SYS-6000 system provides customers a highly reliable managed platform on which to build their new voice and data offerings. We have significant experience in the design, delivery and deployment of carrier-grade, modular platforms. We believe the ATCA standard increases our opportunity to implement reusable platforms, enabling the deployment of more flexible solutions based on cost-effective commercial technologies. We believe our core ATCA solutions will be applicable across a wide range of customers and applications and are potentially applicable in all of our defined markets. These integrated hardware and software platforms make extensive use of common architectural and component designs, using carrier grade operating systems and middleware, and will reduce development time and costs, which enhances application portability.
     During the second quarter of 2005, we announced another product in our ATCA family of products, the Promentum™ ATCA-7010. The 7010 is a high-speed packet processing module that provides the highest bandwidth throughput available in a single ATCA slot. This product will significantly increase the packet-processing power of our customers’ systems, while at the same time reducing costs and speeding time to market. The 7010 features Intel® IXP28xx network processors which are designed to address 10 Gbps wirespeed packet processing in network applications that demand high bandwidth throughput, such as security gateways, GGSN’s, Broadband-Remote Access Servers, edge routers and session controllers.
     During the first quarter of 2006 we announced seven new products in our Promentum family of ATCA solutions. Specifically we announced our new Promentum SYS-6010, the industry’s first 10-gigabit managed ATCA platform that will provide the highest traffic capacity throughput and processing densities available today. Our SYS-6010 is targeted at data plane applications such as IMS, Radio Network and Base Station Controllers, Media Gateways, Call Servers, IPTV among a number of applications.
     In addition to our new ATCA offerings, we announced our new Procelerant™ series of modular computing solutions (“COM Express”), for customers in our commercial systems market for medical, transaction terminals and test and measurement and other commercial applications. These new modular products are now available and we believe this family of high density, flexible solutions will enable commercial systems customers to achieve more rapid time to market with cost effective designs.
     In the first quarter of 2006 we announced another new Procelerant product for our commercial markets including medical imaging. Our new Procelerant 945-GM will be the industry’s first COM Express product that supports low voltage mobile technology. It will provide our customers with greater processing power in a smaller footprint with lower power consumption.
     Net income was $1.4 million and $2.6 million for the three months ended March 31, 2006 and 2005, respectively. Net income per share was $0.07 and $0.07, basic and diluted, respectively, for the three months ended March 31, 2006 compared to net income per share of $0.13 and $0.12, basic and diluted, respectively, for the three months ended March 31, 2005. Net income for the three months ended March 31, 2006 includes a charge for stock-based compensation of $1.3 million. As a result of adopting SFAS 123R, income before income taxes and net income for the three months ended March 31, 2006 was $1.3 million and $980 thousand lower, respectively, than if we had continued to account for stock-based compensation under the intrinsic value method. The impact on basic and diluted earnings per share for the three months ended March 31, 2006 was $0.05 and $0.03 per share, respectively.
     Despite the increase in revenues for the three months ended March 31, 2006 compared to the same period in 2005, gross margins decreased. Gross margins as a percentage of revenue have declined largely due to our product mix, with more revenues coming from higher volume products sold at more competitive prices. Our gross margin as a percentage of revenue has also been negatively impacted by a one-time cost of $691 thousand associated with the write down of raw material inventory that was sold to our contract manufacturing partners. We also continue to incur some redundant manufacturing costs as we move forward with outsourcing our internal manufacturing to our partners Celestica and Foxconn.
     We continue to invest in our research and development activities as we increase our spending on development of standards-based solutions, however, we expect our research and development expenditures to level off on an absolute dollar basis in the second half of 2006.
     Our interest income continues to increase as we continue to generate cash from operations and see the benefit of rising interest rates. Interest expense has decreased over the prior year due to a lower outstanding debt balance.
     Cash and cash equivalents and investments amounted to $231.2 million and $225.9 million at March 31, 2006 and December 31, 2005, respectively. The increase in cash and cash equivalents and investments during the three months ended March 31, 2006, was primarily due to cash provided from operating activities as well as $2.3 million generated from the issuance of common stock. We generated net cash from operations in excess of net income in the three months ended March 31, 2006. Management believes that cash flows from operations, available cash and investment balances, and short-term borrowings will be sufficient to fund our operating liquidity needs for the short-term and long-term.
     The Board of Directors has approved the repurchase of the remaining $2.5 million principal amount of the convertible subordinated notes and also approved the repurchase of up to $25.0 million of our outstanding shares of common stock. We will consider the repurchase of the notes and common stock on the open market or through privately negotiated transactions from time to time subject to market conditions. In addition to the potential repurchase of our securities, we intend to use our working capital to expand our product offerings through research and development, as discussed previously, and for potential acquisitions.
Critical Accounting Policies and Estimates
     The Company reaffirms its critical accounting policies and use of estimates as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Management believes that other than the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), there have been no significant changes during the three months ended March 31, 2006 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method, and therefore have not restated prior periods’ results. Under this method we recognize compensation expense for all stock-based employee benefit plan equity awards granted after January 1, 2006 and prior to but not yet vested as of January 1, 2006, in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation on a straight-line basis over the requisite service period of the award for those shares expected to vest as described below. Prior to SFAS 123R adoption, we accounted for share-based payments under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).
     We continue to use the Black-Scholes model to measure the grant date fair value of stock options and ESPP shares. The grant date fair value of stock options that are expected to vest is recognized on a straight-line basis over the requisite service period, which is equal to the option vesting period which is generally 3 years. The grant date fair value of ESPP shares that are expected to vest is recognized on a straight-line basis over the requisite service period, which is generally 18 months, is subject to modification at the date of purchase due to the ESPP look-back feature. The grant date fair value of restricted stock is equal to the closing price of RadiSys shares as quoted on NASDAQ on the date of grant. The grant date fair value of restricted shares that are expected to vest is recognized on a straight-line basis over the requisite service period, which is 3 years. The estimate of the number of options, ESPP shares and restricted stock expected to vest is determined based on historical experience.
     To determine the fair value of the stock options and ESPP shares, using the Black-Scholes option pricing model, the calculation takes into consideration the effect of the following:
•	Exercise price of the option or purchase price of the ESPP share

•	Price of our common stock on the date of grant

•	Expected life of the option or share

•	Expected volatility of our common stock over the expected life of the option or share

•	Risk free interest rate during the expected life of the option or share
     The calculation includes several assumptions that require management’s judgment. The expected life of the option or share is determined based on assumptions about patterns of employee exercises and represents a probability-weighted average time-period from grant until exercise of stock options, subject to information available at time of grant. Determining expected volatility generally begins with calculating historical volatility for a similar long-term period and then considers the ways in which the future is reasonably expected to differ from the past.
     As part of its SFAS 123R adoption, we also examined its historical pattern of option exercises in an effort to determine if there were any discernable activity patterns based on certain employee populations. From this analysis, we identified three employee populations. The expected life computation is based on historical vested option exercises and post-vest forfeiture patterns and includes an estimate of the expected life for options that were fully vested and outstanding at March 31, 2006 for each of the three populations identified. The estimate of the expected life for options that were fully vested and outstanding at March 31, 2006 was determined as the midpoint of a range of estimated expected lives determined as follows: the low end of the range assumes the fully vested and outstanding options settle on March 31, 2006 and the high end of the range assumes that these options expire upon contractual term. The risk free interest rate is based on the U.S. Treasury constant maturities in effect at the time of grant for the expected term of the option or share.
     Determining the appropriate fair value model and, as noted above, calculating the fair value of equity instruments associated with our employee benefit plans require the input of highly subjective assumptions. The assumptions used in calculating the fair value of these equity instruments represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 2 to the Consolidated Condensed Financial Statements for a further discussion on stock-based compensation.
     As a result of adopting SFAS 123R income before income taxes and net income for the three months ended March 31, 2006 was $1.3 million and $980 thousand lower, respectively, than if we had continued to account for stock-based compensation under the intrinsic value method. The impact on both basic and diluted earnings per share for the three months ended March 31, 2006 was $0.05 and $0.03 per share, respectively. We estimate income from operations will be reduced by stock-based compensation expense of approximately $6.0 million for the year ended December 31, 2006. However, the actual stock-based compensation expense for 2006 could materially differ from this estimate. Our assessment, which includes an estimate of the timing and number of future options grants and share issuances, is based on the Black-Scholes option pricing model and is affected by our stock price as well as management’s assumptions as described previously.
Results of Operations
     The following table sets forth certain operating data as a percentage of revenues for the three months ended March 31, 2006 and 2005.

	For the Three Months Ended
	March 31,
	2006	2005
Revenues	100%	100%
Cost of sales	73.1	67.8

Gross margin	26.9	32.2
Research and development	13.9	13.1
Selling, general, and administrative	12.4	12.6
Intangible assets amortization	0.5	0.9
Restructuring and other charges (reversals)	0.1	—

Income from operations	0.0	5.6
Interest expense	(0.6)	(0.9)
Interest income	3.4	2.0
Other (expense) income, net	0.0	(0.6)

Income before income tax provision	2.8	6.1
Income tax provision	0.6	1.6

Net income	2.2%	4.5%

Comparison of Three Months Ended March 31, 2006 and 2005
     Revenues. Revenues increased by $8.3 million or 14.4%, from $57.5 million in the three months ended March 31, 2005 to $65.8 million in the three months ended March 31, 2006. The increase in revenues for the three months ended March 31, 2006 compared to the same period in 2005 is due to an increase in revenues in the communications networking market of $9.6 million offset by a decrease in revenues from the commercial systems market of $1.3 million.
     Revenues in the communications networking market increased in the three months ended March 31, 2006 compared to the same periods in 2005 due to strong demand within the wireless submarket as our product content is more substantial in 2.5 and 3G deployments. Revenues were also higher due to deployments of new products by one of our major customers.

     Revenues in the commercial systems market decreased in the three months ended March 31, 2006 compared to the same period in 2005, primarily due to declines in the transaction terminal and industrial automation submarkets, partially offset by increases within the medical submarket. The decrease in revenues attributable to the transaction terminal submarket was primarily due to design wins nearing the end of their life cycle. The increase in revenues from the medical market was attributable to design wins that ramped into production during 2005.
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
     From a geographic perspective, for the three months ended March 31, 2006 compared to the same period in 2005, the overall increase in revenues was split between customers shipping into the EMEA and Asia Pacific regions, partially offset by a decrease in revenues for customers shipping into the North American region. For the three months ended March 31, 2006 compared to the same period in 2005 revenues as measured by destination in the EMEA region increased by $6.5 million while Asia Pacific revenues increased by $5.4 million. The increase in the EMEA region is mainly attributable to strong demand within the wireless submarket as our product content is more substantial in 2.5 and 3G deployments. The increase to the Asia Pacific region was due to increased shipments to existing multinational customers directly into the Asia Pacific region. For the three months ended March 31, 2006 revenues from North America declined by $3.6 million, compared to the same period in 2005. The decline in this region is attributable to a decrease in sales volumes as a result of the product nearing its end of life. We currently expect continued fluctuations in the percentage of revenue from each geographic region. Additionally, we expect revenues outside of the US to remain a significant portion of our revenues.
     Gross Margin. Gross margin for the three months ended March 31, 2006 was 26.9% compared to 32.2% for the same period in 2005. For the three months ended March 31, 2006, cost of sales includes $218 thousand of stock-based compensation expense which is discussed in “Stock-based Compensation Expense” below. Approximately half of the decrease in gross margin as a percentage of revenues for the three months ended March 31, 2006 compared to the same periods in 2005 was attributable to product mix as more of our revenue is coming from higher volume products with competitive pricing. The remainder of the decrease was associated with a one-time cost of $691 thousand associated with the write down of raw material inventory that was sold to our contract manufacturing partners. We also continued to incur some redundant manufacturing costs as we moved forward with outsourcing our internal manufacturing to our contract manufacturing partners. Finally, we incurred additional manufacturing-related costs in 2006 due to making our products RoHS compliant.
     Based on current forecasted revenue mix, we currently anticipate that gross margins will be in the high 20’s range for the foreseeable future.
     Research and Development. Research and development expenses consist primarily of salary, bonuses and benefits for product development staff, and costs of design and development supplies and equipment, net of reimbursements for non-recurring engineering services. Research and development expenses increased $1.6 million, or 21.1%, from $7.5 million for the three months ended March 31, 2005 to $9.1 million for the three months ended March 31, 2006. For the three months ended March 31, 2006, research and development expenses include $388 thousand of stock-based compensation expense which is discussed in “Stock-based Compensation Expense” below.
     As we increase our investment in the development of standards-based products, such as ATCA, we have hired additional engineering personnel which has resulted in increased research and development expenses for the three months ended March 31, 2006 compared to the same period in 2005. During 2005, we also continued to increase headcount at our Shanghai development center and added other expenses in connection with the development of the infrastructure to support this location. We currently anticipate increasing spending on research and development during the second quarter of 2006 by approximately $1 million compared to spending in the first quarter of 2006.
     Selling, General, and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of salary, commissions, bonuses and benefits for sales, marketing, executive and administrative personnel, as well as the costs of professional services and other general corporate activities. SG&A expenses increased by $951 thousand or 13.1%, from $7.3 million for the three months ended March 31, 2005 to $8.2 million for the three months ended March 31, 2006. For the three months ended March 31, 2006, SG&A expenses include $690 thousand of stock-based compensation expense which is discussed in “Stock-based

Compensation Expense” below. The increase in SG&A expense in the three months ended March 31, 2006 compared to the same period in 2005 is primarily associated with $690 thousand of stock-based compensation expense recognized in the first quarter of 2006 and an increase in sales commissions. We currently anticipate increasing spending on SG&A during the second quarter of 2006 by approximately $1 million compared to spending in the first quarter of 2006.
     Stock-based Compensation Expense. Stock-based compensation expense for the three months ended March 31, 2006 consists of amortization of stock-based compensation associated with stock options and ESPP shares unvested and outstanding on January 1, 2006, new stock options and ESPP shares granted in the three months ended March 31, 2006 and unvested restricted shares. During the three months ended March 31, 2006, the Company incurred $1.3 million stock-based compensation. During the three months ended March 31, 2005, we incurred no stock-based compensation expense.
     We recognized stock-based compensation expense as follows (in thousands):

	For the Three
	Months Ended
	March 31,
	2006	2005
Cost of sales	$218	$—
Research and development	388	—
Selling, general and administrative	690	—

	$1,296	$—

     Intangible Assets Amortization. Intangible assets consist of purchased technology, patents and other identifiable intangible assets. Intangible assets amortization expense was $325 thousand and $513 thousand for the three months ended March 31, 2006 and 2005, respectively. Intangible assets amortization decreased due to certain intangible assets becoming fully amortized during 2005 and early 2006. We perform reviews for impairment of the purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
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
     Interest Expense. Interest expense includes interest incurred on convertible senior and subordinated notes. Interest expense decreased $106 thousand, or 19.6%, from $542 thousand for the three months ended March 31, 2005 to $436 thousand for the three months ended March 31, 2006. The decrease in the interest expense for the three months ended March 31, 2006 compared to the same period in 2005 is due to the decrease in interest expense associated with the convertible subordinated notes as a result of the repurchases of the subordinated convertible notes amounting to $7.5 million repurchased throughout 2005.
     Interest Income. Interest income increased $1.0 million, or 90.9%, from $1.2 million for the three months ended March 31, 2005 to $2.2 million for the three months ended March 31, 2006. Interest income increased as a result of a higher average balance of cash, cash equivalents and investments for the three months ended March 31, 2006 compared to the same period in 2005. Increasing interest rates and a shift in our investment portfolio towards higher yielding auction rate securities has also contributed to the increase in interest income.
     Other Income (Expense), Net. Other income (expense), net, primarily includes foreign currency exchange gains and losses. Other income, net, was $11 thousand for the three months ended March 31, 2006 compared to other expense, net of $349 thousand for the three months ended March 31, 2005. Foreign currency exchange rate fluctuations resulted in a net gain of $11 thousand for the three months ended March 31, 2006 compared to a net loss of $299 thousand for the three months ended March 31, 2005. The change in the foreign currency exchange rate fluctuations is relatively flat for the quarter due to small changes in the Japanese Yen with offsetting changes in the Euro and GBP relative to the U.S. Dollar.
     Income Tax Provision (Benefit). We recorded a tax provision of $406 thousand and a tax provision of $952 thousand for the three months ended March 31, 2006 and 2005, respectively. We expect the effective tax rate for the year ending December 31, 2006 to be in the low to mid 20%’s compared to 6.9% for the year ended December 31, 2005. The increase in the effective tax rate between the years ended December 31, 2006 and 2005, respectively, is primarily due to the tax impact of a decrease in the valuation allowance at December 31, 2005 attributable to a projected increase in future utilization of general business tax credits and certain net operating loss carryforwards and the adoption of SFAS 123R..
     The Working Families Tax Relief Act of 2004 extended the research and development tax credit through December 31, 2005. As it was done in the past, we expect that Congress will reinstate the tax credit retroactive to January 1st. However, we are not allowed to record the benefit of this credit until the legislation becomes enacted law.
     The adoption of SFAS 123R related to the expensing of stock options will create differences in book and taxable income on both a permanent and temporary basis. We are projecting a permanent difference of approximately $2.3 million attributable to statutory options and stock option expense related to all non U.S. employees for the year ending 2006. The annual effective tax rate impact for this permanent difference is projected to be approximately 6.0%.
     The 2006 estimated effective tax rate is based on current tax law and the current expected income and assumes that the Company continues to receive the tax benefits associated with certain income associated with foreign jurisdictions. The tax rate may be affected by potential acquisitions, restructuring events or divestitures, the jurisdictions in which profits are determined to be earned and taxed and the ability to realize deferred tax assets.
Liquidity and Capital Resources
     The following table summarizes selected financial information as of the dates indicated and for each of the three months ended on the dates indicated:

	March 31,	December 31,	March 31,
	2006	2005	2005
	(Dollar amounts in thousands)
Working capital	$256,920	$249,159	$190,465
Cash and cash equivalents and investments	$231,202	$225,855	$203,409
Cash and cash equivalents	$91,802	$90,055	$77,585
Short-term investments	$139,400	$135,800	$86,074
Accounts receivable, net	$44,586	$39,055	$38,707
Inventories, net	$13,243	$21,629	$20,686
Long-term investments	$—	$—	$39,750
Accounts payable	$35,127	$36,903	$27,440
Convertible senior notes	$97,312	$97,279	$97,180
Convertible subordinated notes	$2,501	$2,498	$8,890
Days sales outstanding (A)	62	55	61
Days to pay (B)	67	73	64
Inventory turns (C)	14.4	8.4	7.5
Inventory turns — days (D)	25	44	48
Cash cycle time — days (E)	20	26	46

(A)	Based on ending net trade receivables divided by daily revenue (quarterly revenue, annualized and divided by 365 days).

(B)	Based on ending accounts payable divided by daily cost of sales (quarterly cost of sales, annualized and divided by 365 days).

(C)	Based on quarterly cost of sales, annualized divided by ending inventory.

(D)	Based on ending inventory divided by quarterly cost of sales (annualized and divided by 365 days).

(E)	Days sales outstanding plus inventory turns — days, less days to pay.
Cash and cash equivalents increased by $1.7 million from $90.1 million at December 31, 2005 to $91.8 million at March 31, 2006. Activities impacting cash and cash equivalents are as follows:
     Cash Flows

	For the Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Cash provided by operating activities	$4,222	$6,307
Cash (used in) investing activities	(4,882)	(9,570)
Cash provided by financing activities	2,326	862
Effects of exchange rate changes	81	(580)

Net increase (decrease) in cash and cash equivalents	$1,747	$(2,981)

     We have generated cash from operating activities in amounts greater than net income in the three months ended March 31, 2006 and 2005, driven mainly by improved management of our working capital. We currently believe that cash flows from operations, available cash balances, and short-term borrowings will be sufficient to fund our operating liquidity needs.
     During the three months ended March 31, 2006 and 2005, we used net cash provided by operating activities for capital expenditures amounting to $1.3 million and $1.7 million, respectively. During the three months ended March 31, 2006, capital expenditures were primarily associated with our increased investment in our R&D and marketing efforts as we continue to develop and begin to sell standards-based solutions. During the three months ended March 31, 2005, capital expenditures included our continued investment in equipment to support the Company’s China-based manufacturing partner as well as leasehold improvements, office equipment and software to support our continued growth and productivity.
     Net cash provided by operating activities for the three months ended March 31, 2006 was also used for severance payments amounting to approximately $556 thousand associated with our 2005 restructuring activities. During the three months ended March 31, 2006, cash used for accounts receivable related to an increase in sales as well as a seven-day increase of Days Sales Outstanding. Cash provided by inventory related to the transfer of inventory to contract manufacturers along with the sale of inventory that was strategically held as of December 31, 2005.
     During the three months ended March 31, 2006 and 2005, we received $2.3 million and $1.9 million, respectively, in proceeds from the issuance of common stock through the Company’s stock compensation plans.
     Also during the three months ended March 31, 2005, we used $990 thousand to repurchase our 5.5% convertible subordinated notes. The Board of Directors has approved the repurchase of the remaining $2.5 million principal amount of the convertible subordinated notes and also approved the repurchase of up to $25.0 million of our outstanding shares of common stock. We will consider the repurchase of the notes and common stock on the open market or through privately negotiated transactions from time to time subject to market conditions. In addition to the potential repurchase of our securities, we intend to use our working capital to expand our product offerings through research and development and potential acquisitions.
     Changes in foreign currency rates impacted beginning cash balances during the three months ended March 31, 2006 by $81 thousand. Due to the Company’s international operations where transactions are recorded in functional currencies other than the U.S. Dollar, the effects of changes in foreign currency exchange rates on existing cash balances during any given periods results in amounts on the consolidated statements of cash flows that may not reflect the changes in the corresponding accounts on the consolidated balance sheets.
     As of March 31, 2006 and December 31, 2005 working capital was $256.9 million and $249.2 million, respectively. Working capital increased by $7.7 million due to primarily to our net positive cash flow from operating and financing activities generated during the first quarter of 2006.
     Management believes that cash flows from operations, available cash balances and short-term borrowings will be sufficient to fund our operating liquidity needs for the short-term and long-term future.
     Investments
     Investments consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005
Short-term held-to-maturity investments	$39,750	$39,750

Short-term available-for-sale investments	$99,650	$96,050

     We invest excess cash in debt instruments of the U.S. Government and its agencies, high-quality corporate issuers and municipalities. The Company’s investments in the debt instruments of municipalities primarily consist of investments in auction rate securities. Auction rate securities generally have maturity dates far into the future but due to a resetting interest rate feature associated with these instruments they are readily tradable and rarely have differences between their par value and fair market value. As we do not intend to hold these investments until maturity, they are classified as available-for-sale and any unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income. The Company’s investment policy requires that the total investment portfolio, including cash and investments, not exceed a maximum weighted-average maturity of 18 months. In addition, the policy mandates that an individual investment must have a maturity of less than 36 months, with no more than 20% of the total portfolio exceeding 24 months. As of March 31, 2006, the Company was in compliance with its investment policy.
     Line of Credit
     During the quarter ended March 31, 2006, the Company transferred its line of credit facility from its commercial bank to its investment bank for $20.0 million at an interest rate based on the 30-day London Inter-Bank Offered Rate (“LIBOR”) plus 0.75%. The line of credit is collateralized by the Company’s non-equity investments and is reduced by any standby letters of credit. At March 31, 2006, the Company had a standby letter of credit outstanding related to one of its medical insurance carriers for $105 thousand. The market value of non-equity investments must exceed 125.0% of the borrowed facility amount, and the investments must meet specified investment grade ratings.
     As of March 31, 2006 and December 31, 2005, there were no outstanding balances on the line of credit or any draws under the standby letter of credit and the Company was in compliance with all debt covenants.
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
     As of March 31, 2006 and December 31, 2005 the Company had outstanding convertible senior notes with a face value of $100 million. As of March 31, 2006 and December 31, 2005 the book value of the convertible senior notes was $97.3 million and $97.3 million respectively, net of unamortized discount of $2.7 million and $2.7 million, respectively. The estimated fair value of the convertible senior notes was $100.5 million and $93.5 million at March 31, 2006 and December 31, 2005, respectively.
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
     On April 26, 2005 the Board of Directors approved the repurchase of the remaining principal amount of the convertible subordinated notes. In 2005 we repurchased $7.5 million principal amount of the convertible subordinated notes, with an associated discount of $69 thousand. We repurchased the notes in the open market for $7.4 million and, as a result, recorded a loss of $50 thousand.
     In 2004, we repurchased $58.8 million principal amount of the convertible subordinated notes, with an associated discount of $897 thousand. We repurchased the notes in the open market for $58.2 million and, as a result, recorded a loss of $387 thousand.
     In 2003, we repurchased $10.3 million principal amount of the convertible subordinated notes, with an associated discount of $212 thousand. We repurchased the notes in the open market for $9.2 million and, as a result, recorded a gain of $825 thousand. In 2002, we repurchased $21.0 million principal amount of the convertible subordinated notes, with an associated discount of $587 thousand for $17.5 million in cash as part of negotiated transactions with third parties. The early extinguishments of the notes resulted in a gain of $3.0 million. In 2000, we repurchased $20.0 million principal amount of the convertible subordinated notes, with an associated discount of $581 thousand for $14.3 million as part of a negotiated transaction with a third party. The early extinguishment of the notes resulted in a gain of $5.1 million.
     As of March 31, 2006 and December 31, 2005 we had outstanding convertible subordinated notes with a face value of $2.5 million and $2.5 million, respectively. As of March 31, 2006 and December 31, 2005 the book value of the convertible subordinated notes was $2.5 million and $2.5 million, respectively, net of amortized discount of $17 thousand and $20 thousand, respectively. The estimated fair value of the convertible subordinated notes was $2.5 million and $2.5 million at March 31, 2006 and December 31, 2005, respectively.
     Stock Repurchase Program
     On October 25, 2005 the Board of Directors authorized an increase in the repurchase of our outstanding shares of common stock from a previously approved $5 million to $25 million. The Company will consider the purchase of common stock on the open market or through privately negotiated transactions from time to time subject to market conditions.
     Contractual Obligations
     The following summarizes the Company’s contractual obligations at March 31, 2006 and the effect of such on its liquidity and cash flows in future periods (in thousands).

	2006*	2007	2008	2009	2010	Thereafter
Future minimum lease payments	$2,212	$2,927	$2,903	$2,846	$2,658	$1,707
Purchase obligations (A)	24,795	—	—	—	—	—
Interest on convertible notes	1,135	1,513	1,375	1,375	1,375	17,875
Convertible senior notes (B)	—	—	100,000	—	—	—
Convertible subordinated notes (B)	—	2,518	—	—	—	—

Total	$28,142	$6,958	$104,278	$4,221	$4,033	$19,582

*	Remaining nine months

(A)	Purchase obligations include agreements or purchase orders to purchase goods or services that are enforceable and legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(B)	The convertible senior notes and the convertible subordinated notes are shown at their face values, gross of unamortized discount amounting to $2.7 million and $17 thousand, respectively at March 31, 2006. On or after November 15, 2008, we may redeem the convertible senior notes at any time. On November 15, 2008, November 15, 2013, and November 15, 2018, holders of the convertible senior notes will have the right to require the Company to purchase, in cash, all or any part of the notes held by such holder at a purchase price equal to 100% of the principal amount of the notes being purchased, together with accrued and unpaid interest and additional interest, if any, up to but excluding the purchase date. The convertible subordinated notes are payable in full in August 2007.
     Off-Balance Sheet Arrangements
     We do not engage in any activity involving special purpose entities or off-balance sheet financing.
     Liquidity Outlook
     We believe that our current cash and cash equivalents and investments amounting to $231.2 million at March 31, 2006 and cash generated from operations will satisfy our short and long-term expected working capital needs, capital expenditures, stock and debt repurchases, and other liquidity requirements associated with our existing business operations. Capital expenditures are expected to range from $1 million to $1.5 million per quarter.

FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q may contain forward-looking statements. Some of the forward-looking statements contained in this Quarterly Report on Form 10-Q include:
•	Our statements concerning our beliefs about the success of our shift in business strategy from perfect fit solutions to standards-based solutions;

•	The adoption by our customers of standards-based solutions and ATCA;

•	The size of the addressable market for ATCA;

•	Expectations and goals for revenues, gross margin, research and development expenses, selling, general, administrative expenses and profits;

•	Estimates and impact of stock-based compensation expense;

•	The impact of our restructuring events on future revenues; and

•	Our projected liquidity.
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
     Interest Rate Risk. We invest excess cash in debt instruments of the U.S. Government and its agencies, those of high-quality corporate issuers and municipalities. The Company’s investments in the debt instruments of municipalities primarily consist of investments in auction rate securities. We attempt to protect and preserve our invested funds by limiting default, market, and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely affected due to a rise in interest rates while floating rate securities may produce less income than expected if interest rates decline. Due to the short duration of most of the investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair value of our investment portfolio. Therefore, we would not expect our operating results or cash flows to be affected, to any significant degree, by the effect of a sudden change in market interest rates on the securities portfolio. The estimated fair value of our debt securities that we have invested in at March 31, 2006 and December 31, 2005 was $207.1 million and $202.6 million, respectively. The effect of an immediate 10% change in interest rates would not have a material effect on our operating results or cash flows.
     Foreign Currency Risk. We pay the expenses of our international operations in local currencies, namely, the Japanese Yen, Canadian Dollar, British Pound, New Shekel, Chinese Yuan and Euro. The international operations are subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, future results could be materially and adversely affected by changes in these or other factors. We are also exposed to foreign exchange rate fluctuations as the balance sheets and income statements of our foreign subsidiaries are translated into U.S. dollars during the consolidation process. Because exchange rates vary, these results, when translated, may vary from expectations and adversely affect overall expected profitability. Foreign currency exchange rate fluctuations resulted in a net gain of $11 thousand for the three months ended March 31, 2006 and a net loss of $299 thousand for the three months ended March 31, 2005.
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
     The fair value of the convertible senior notes is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of the convertible senior notes, due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our convertible senior notes in the open market, changes in the fair value of convertible senior notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of the convertible senior notes was $100.5 million and $93.5 million at March 31, 2006 and December 31, 2005, respectively.
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
     The fair value of the convertible subordinated notes is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of the convertible subordinated notes, due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our convertible subordinated notes in the open market, changes in the fair value of convertible subordinated notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of the convertible subordinated notes was $2.5 million and $2.5 million at March 31, 2006 and December 31, 2005, respectively.
     As of March 31, 2006 we have cumulatively repurchased convertible subordinated notes in the amount of $117.5 million, face value, for $106.9 million. We received board authorization to repurchase all remaining convertible subordinated notes. We may elect to use a portion of our cash and cash equivalents and investment balances to buy back additional amounts of the convertible subordinated notes. As of March 31, 2006, our aggregate cash and cash equivalents and investments were $231.2 million.
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
     In connection with the evaluation described above, we identified no change in our internal control over financial reporting that occurred during the three months ended March 31, 2006, and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 1A. Risk Factors
Because of our dependence on certain customers, the loss of, or a substantial decline in sales to, a top customer could have a material adverse effect on our revenues and profitability.
     During the three months ended March 31, 2006, we derived 67.2% of our revenues from five customers. These five customers were Nokia, Nortel, Comverse, Siemens and Philips Medical Systems. During the three months ended March 31, 2006 revenues attributable to Nokia were 41.4%. We believe that sales to these customers will continue to be a substantial percentage of our revenues. A financial hardship experienced by, or a substantial decrease in sales to any one of our top customers could materially affect revenues and profitability. Generally, these customers are not the end-users of our products. If any of these customers’ efforts to market the end products we design and manufacture for them or the end products into which our products are incorporated are unsuccessful in the marketplace our sales and profitability will be significantly reduced. Furthermore, if these customers experience adverse economic conditions in the markets into which they sell our products (end markets), we would expect a significant reduction in spending by these customers. Some of the end markets that these customers sell our products into are characterized by intense competition, rapid technological change and economic uncertainty. Our exposure to economic cyclicality and any related fluctuation in demand from these customers could have a material adverse effect on our revenues and financial condition. Finally, a financial hardship experienced by one of our top customers could materially affect revenues and profitability.
Our business depends on the communications networking and commercial systems markets in which demand can be cyclical, and any inability to sell products to these markets could have a material adverse effect on our revenues.
     We derive our revenues from a number of diverse end markets, some of which are subject to significant cyclical changes in demand. In the three months ended March 31, 2006, we derived 74.2% and 25.8% of our revenues from the communications networking and commercial systems markets, respectively. We believe that our revenues will continue to be derived primarily from these two markets. Communications networking revenues include, but are not limited to, sales to Avaya, Comverse, Lucent, Nokia and Nortel. Commercial systems revenues include, but are not limited to, sales to Agilent Technologies, Beckman Coulter, Diebold, Philips Medical and Siemens AG. Generally, our customers are not the end-users of our products. If our customers experience adverse economic conditions in the markets into which they sell our products (end markets), we would expect a significant reduction in spending by our customers. Some of these end markets are characterized by intense competition, rapid technological change and economic uncertainty. Our exposure to economic cyclicality and any related fluctuation in customer demand in these end markets could have a material adverse effect on our revenues and financial condition. Significant reduction in our customers’ spending, such as what we experienced in 2001 and 2002, will result in decreased revenues and earnings. We continue to execute on our strategy of expanding into new end markets either through new product development projects with our existing customers or through new customer relationships, but no assurance can be given that this strategy will be successful.
We are shifting a significant portion of our manufacturing to third party contract manufacturers and our inability to properly transfer our manufacturing or any failed or less than optimal execution on their behalf could adversely affect our revenues and profitability.
     We have traditionally manufactured a substantial portion of our products. To lower our costs and provide better value and more competitive products for our customers and to achieve higher levels of global fulfillment, we are shifting a significant amount of our manufacturing to third party contract manufacturers. As of March 31, 2006, our contract manufacturing partners were manufacturing over 80% of all of our unit volume. We expect to increase our outsourcing to our contract manufacturers throughout 2006. If we do not properly transfer our manufacturing expertise to these third party manufacturers or they fail to adequately perform, our revenues and profitability could be adversely affected. Among other things, inadequate performance from our contract manufacturers could include the production of products that do not meet our high quality standards or unanticipated scheduling delays in production and delivery or cause us to invest in additional internal resources as we lose productivity on other important projects. Additionally, inadequate performance by our contract manufacturers may result in higher than anticipated costs. We also rely on contract manufacturers as the sole suppliers of certain RadiSys products. For example, FoxConn produces certain products that we do not produce internally and that no other contract manufacturer produces for us. Alternative sources of supply for the RadiSys products that our contract manufacturers produce would be difficult to locate and/or it would require a significant amount of time and resources to establish an alternative supply line, including transitioning the products to be internally produced. We currently utilize several contract manufacturers for outsourced board and system production; however, we depend on two primary contract manufacturing partners, FoxConn, and Celestica, Inc.

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
     We compete with a number of companies providing embedded systems, including Advantech Co., Continuous Computing, Emerson Electric Co., Hewlett Packard, divisions within Intel Corporation and IBM, Kontron AG, Mercury Computer Systems, Motorola ECC, Performance Technologies, SBS Technologies and divisions within Sun Microsystems. Because the embedded systems market is growing, it is attracting new non-traditional competitors. These non-traditional competitors include contract manufacturers that provide design services and Asian-based original design manufacturers. Some of our competitors and potential competitors have a number of significant advantages over us, including:

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
     In the three months ended March 31, 2006, as measured by delivery destination, we derived 4.0% of our revenues from Canada and Mexico, 52.3% of our revenues from EMEA and 16.1% from Asia Pacific. In addition, during 2004 we opened a development center in Shanghai, China and began to utilize a contract manufacturer in Shenzhen, China. In the first quarter of 2006, approximately 51% of our total revenues were associated with products produced at our China contract manufacturer. In 2005 we began migrating products to a Celestica facility in Mexico. In the first quarter of 2006 approximately 10% of our total revenues were associated with our Mexican contract manufacturer. As a result of all these activities, we are subject to worldwide economic and market condition risks generally associated with global trade, such as fluctuating exchange rates, tariff and trade policies, domestic and foreign tax policies, foreign governmental regulations, political unrest, wars and other acts of terrorism and changes in other economic conditions. These risks, among others, could adversely affect our results of operations or financial position. Additionally, some of our sales to overseas customers are made under export licenses that must be obtained from the United States Department of Commerce. Protectionist trade legislation in either the United States of America or other countries, such as a change in the current tariff structures, export compliance laws, trade restrictions resulting from war or terrorism, or other trade policies could adversely affect our ability to sell or to manufacture in international markets. Furthermore, revenues from outside the United States of America are subject to inherent risks, including the general economic and political conditions in each country. These risks, among others, could adversely affect our results of operations or financial position.
If we are unable to generate sufficient income in the future, we may not be able to fully utilize our net deferred tax assets or support our current levels of goodwill and intangible assets on our balance sheet.

     We cannot provide absolute assurance that we will generate sufficient taxable income to fully utilize the net deferred tax assets of $28.6 million as of March 31, 2006. We may not generate sufficient taxable income due to earning lower than forecasted net income or incurring charges associated with unusual events, such as restructurings and acquisitions. Accordingly, we may record a full valuation allowance against the deferred tax assets if our expectations of future taxable income are not achieved. On the other hand, if we generate taxable income in excess of our expectations, the valuation allowance may be reduced accordingly. We also cannot provide absolute assurance that future income will support the carrying amount of goodwill and intangibles of $29.3 million on the Consolidated Balance Sheet as of March 31, 2006, and therefore, we may incur an impairment charge in the future.
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
Changes in stock-based compensation accounting rules have adversely impacted our operating results and may adversely impact our stock price.
     On December 16, 2004, the Financial Accounting Standards Board issued SFAS 123R. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the financial statements based on their fair values and does not allow the proforma disclosure previously used as an alternative to financial statement recognition.
     We were required to adopt SFAS 123R in the first quarter of 2006. Under SFAS 123R, we applied the Black-Scholes valuation model in determining the fair value of share-based payments, with adjustments to the methodology as necessary for reporting under SFAS 123R guidelines. As a result, our operating results for the first quarter of fiscal 2006 contain, and our operating results for future periods will contain, a charge for share-based compensation related to stock options and ESPP shares. SFAS 123R had a significant impact on our operating results for the first quarter of fiscal 2006, with SFAS 123R charges of $1.3 million reducing operating income to $1.4 million, and we expect the adoption of SFAS 123R will continue to have a significant adverse impact on our operating results in the future. We cannot predict the effect that this adverse impact on our reported operating results will have on the trading price of our common stock.
Decreased effectiveness of share-based payment awards could adversely affect our ability to attract and retain employees.
     We have historically used stock options and other forms of share-based payment awards as key components of our total rewards employee compensation program in order to retain employees and provide competitive compensation and benefit packages. In accordance with SFAS 123R, we began recording charges to earnings for stock-based compensation expense in the first quarter of fiscal 2006. As a result, we will incur increased compensation costs associated with our stock-based compensation programs making it more expensive for us to grant share-based payment awards to employees in the future. Like other companies, we have reviewed our equity compensation strategy in light of the current regulatory and competitive environment and have decided to reduce the total number of options granted to employees and the number of employees who receive share-based payment awards. Due to this change in our stock-based compensation strategy, we may find it difficult to attract, retain and motivate employees, and any such difficulty could materially adversely affect our business.
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
     In addition, if our common stock is acquired in specified transactions deemed to constitute “control share acquisitions,” provisions of Oregon law condition the voting rights that would otherwise be associated with those common shares upon approval by our shareholders (excluding, among other things, the acquirer in any such transaction). Provisions of Oregon law also restrict, subject to specified exceptions, the ability of a person owning 15% or more of our common stock to enter into any “business combination transaction’” with us. The foregoing provisions of Oregon law and our articles of incorporation and bylaws could limit the price that investors might be willing to pay in the future for shares of our common stock.
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
Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits

Exhibit
No	Description
10.1	Form of Restricted Stock Agreement, as amended

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADISYS CORPORATION

Dated: May 9, 2006	By:	/s/ SCOTT C. GROUT

Scott C. Grout
President and Chief Executive Officer

Dated: May 9, 2006	By:	/s/ JULIA A. HARPER

Julia A. Harper
Vice President of Finance and
Administration
and Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Description
10.1	Form of Restricted Stock Agreement, as amended

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.