Form 10-Q
period 2006-06-30
RADISYS CORP
filed 2006-08-04
CIK 873044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission file number 0-26844
RADISYS CORPORATION
(Exact name of registrant as specified in its charter)

OREGON (State or other jurisdiction of	93-0945232 (I.R.S. Employer
Incorporation or Organization)	Identification Number)
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
     Large accelerated filer ☐                         Accelerated filer ☑                         Non-accelerated filer☐
     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes ☐ No ☑
Number of shares of common stock outstanding as of August 1, 2006: 21,416,590

RADISYS CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
RADISYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues	$84,539	$65,956	$150,350	$123,473
Cost of sales	60,946	46,557	109,023	85,532

Gross margin	23,593	19,399	41,327	37,941
Research and development	10,717	7,292	19,841	14,823
Selling, general and administrative	9,484	7,708	17,689	14,962
Intangible assets amortization	136	513	461	1,026
Restructuring and other charges (reversals)	(233)	1,146	(174)	1,128

Income from operations	3,489	2,740	3,510	6,002
Loss on repurchase of convertible subordinated notes	—	(1)	—	(4)
Interest expense	(433)	(527)	(869)	(1,069)
Interest income	2,635	1,399	4,871	2,570
Other (expense) income, net	464	(113)	475	(462)

Income before income tax provision	6,155	3,498	7,987	7,037
Income tax provision	1,796	933	2,202	1,886

Net income	$4,359	$2,565	$5,785	$5,151

Net income per share:
Basic	$0.21	$0.13	$0.28	$0.26

Diluted	$0.18	$0.11	$0.24	$0.23

Weighted average shares outstanding:
Basic	21,015	19,982	20,858	19,882

Diluted	25,915	24,620	25,731	24,548

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$130,769	$90,055
Short-term investments, net	112,150	135,800
Accounts receivable, net	57,538	39,055
Other receivables	2,103	3,886
Inventories, net	15,669	21,629
Assets held for sale	2,105	—
Other current assets	3,000	2,426
Deferred tax assets	7,399	7,399

Total current assets	330,733	300,250
Property and equipment, net	11,710	13,576
Goodwill	27,463	27,463
Intangible assets, net	1,699	2,159
Long-term deferred tax assets	19,748	21,634
Other assets	4,092	3,629

Total assets	$395,445	$368,711

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,467	$36,903
Accrued wages and bonuses	6,294	4,829
Accrued interest payable	224	224
Accrued restructuring	26	856
Other accrued liabilities	9,862	8,279

Total current liabilities	62,873	51,091

Long-term liabilities:
Convertible senior notes, net	97,345	97,279
Convertible subordinated notes, net	2,504	2,498

Total long-term liabilities	99,849	99,777

Total liabilities	162,722	150,868

Shareholders’ equity:
Preferred stock — $.01 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock — no par value, 100,000 shares authorized; 21,376 and 20,703 shares issued and outstanding at June 30, 2006 and December 31, 2005	202,703	193,839
Retained earnings	26,060	20,275
Accumulated other comprehensive income:
Cumulative translation adjustments	3,960	3,729

Total shareholders’ equity	232,723	217,843

Total liabilities and shareholders’ equity	$395,445	$368,711

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, unaudited)

			Accumulated
			other			Total
	Common stock		comprehensive	Retained		comprehensive
	Shares	Amount	income (1)	earnings	Total	income (2)
Balances, December 31, 2005	20,703	$193,839	$3,729	$20,275	$217,843
Shares issued pursuant to benefit plans	560	6,172	—	—	6,172	$—
Stock-based compensation associated with employee benefit plans	—	2,692	—	—	2,692
Restricted stock granted, net	113	—	—	—	—
Translation adjustments	—	—	231	—	231	231
Net income for the period	—	—	—	5,785	5,785	5,785

Balances, June 30, 2006	21,376	$202,703	$3,960	$26,060	$232,723

Comprehensive income, for the six months ended June 30, 2006						$6,016

(1)	Income taxes are not provided for foreign currency translation adjustments.

(2)	For the three months ended June 30, 2006, other comprehensive income amounted to $4.5 million and consisted of the net income for the period of $4.4 million and net gains from translation adjustments of $176 thousand. For the three months ended June 30, 2005, other comprehensive income amounted to $2.4 million and consisted of the net income for the period of $2.6 million and net losses from translation adjustments of $214 thousand For the six months ended June 30, 2005, other comprehensive income amounted to $5.0 million and consisted of net income for the period of $5.2 million and net losses from translation adjustments of $230 thousand.
The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$5,785	$5,151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,085	4,022
Inventory valuation allowance	2,275	1,475
Deferred income taxes	1,886	444
Stock-based compensation expense	2,692	31
Tax benefit of stock-based benefit plans	—	1,096
Other	(68)	(121)
Changes in operating assets and liabilities:
Accounts receivable	(18,542)	(498)
Other receivables	1,783	(2,183)
Inventories	3,684	530
Other current assets	(575)	1,086
Accounts payable	9,549	4,609
Accrued restructuring	(851)	(268)
Accrued interest payable	—	(23)
Accrued wages and bonuses	1,443	(784)
Other accrued liabilities	1,536	(355)

Net cash provided by operating activities	13,682	14,212

Cash flows from investing activities:
Proceeds from sale or maturity of held-to-maturity investments	25,750	41,500
Purchase of held-to-maturity investments	—	(36,499)
Proceeds from sale of maturity of auction rate securities	72,000	27,400
Purchase of auction rate securities	(74,100)	(56,950)
Capital expenditures	(2,750)	(3,083)
Other	(362)	(29)

Net cash provided by (used in) investing activities	20,538	(27,661)

Cash flows from financing activities:
Early extinguishments of convertible subordinated notes	—	(1,115)
Proceeds from issuance of common stock	6,172	4,092

Net cash provided by financing activities	6,172	2,977

Effects of exchange rate changes on cash	322	(910)

Net increase (decrease) in cash and cash equivalents	40,714	(11,382)
Cash and cash equivalents, beginning of period	90,055	80,566

Cash and cash equivalents, end of period	$130,769	$69,184

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Significant Accounting Policies
     RadiSys Corporation (the “Company” or “RadiSys”) has adhered to the accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2005 in preparing the accompanying interim Consolidated Financial Statements. The preparation of these statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Additionally, the accompanying financial data as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
     The financial information included herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for interim periods.
     For the three and six month periods ended June 30, 2006, other than the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), there have been no changes to these accounting policies.
  Reclassifications
     Certain reclassifications have been made to amounts in prior years to conform to current year presentation. These changes had no effect on previously reported results of operations, cash flows or shareholders’ equity.
  Inventory Reserves
     The Company records the inventory valuation allowance for estimated obsolete or unmarketable inventories as the difference between the cost of inventories and the estimated net realizable value based upon assumptions about future demand and market conditions. Factors influencing the provision include: changes in demand, rapid technological changes, product life cycle and development plans, component cost trends, product pricing, regulatory requirements affecting components, and physical deterioration. If actual market conditions are less favorable than those projected by management additional provisions for inventory reserves may be required. The Company’s estimate for the allowance is based on the assumption that the Company’s customers comply with their current contractual obligations. The Company provides long-life support to its customers and therefore the Company has material levels of customer specific inventory. If the Company’s customers experience a financial hardship or if the Company experiences unplanned cancellations of customer contracts, the current provision for the inventory reserves may be inadequate. Additionally, the Company may incur additional expenses associated with any non-cancelable purchase obligations to its suppliers if they provide customer-specific components.
  Adverse Purchase Commitments
     The Company is contractually obligated to reimburse its contract manufacturers for the cost of excess inventory used in the manufacture of the Company’s products, for which there is no alternative use. Estimates for adverse purchase commitments are derived from reports received on a quarterly basis from the Company’s contract manufacturers. Increases to this liability are charged to cost of goods sold. When and if the Company takes possession of inventory reserved for in this liability, the liability is transferred from other liabilities to our excess and obsolete inventory valuation allowance. This liability, referred to as adverse purchase commitments, is provided for in other accrued liabilities in the accompanying balance sheets. Adverse purchase commitments amounted to $1.4 million and $828 thousand at June 30, 2006 and December 31, 2005, respectively. For the six months ended June 30, 2006 and 2005 the Company recorded a net provision for adverse purchase commitments of $815 thousand and $166 thousand, respectively.

  Accrued Restructuring and Other Charges
Financial Accounting Standard Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” requires that liabilities for costs associated with exit or disposal activities be recognized and measured initially at fair value in the period in which the liabilities are incurred. For the six months ended June 30, 2006 and 2005 the Company recorded non-severance related restructuring and other charges in accordance with the provisions of SFAS No. 146. Because the Company has a history of paying severance benefits, the cost of severance benefits associated with a restructuring charge is recorded when such costs are probable and the amount can be reasonably estimated.
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
     As permitted under Oregon law, the Company has agreements whereby it indemnifies its officers, directors and certain finance employees for certain events or occurrences while the officer, director or employee is or was serving in such capacity at the request of the Company. The term of the indemnification period is for the officer’s, director’s or employee’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2006.
     The Company enters into standard indemnification agreements in its ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to our current products, as well as claims relating to property damage or personal injury resulting from the performance of services by us or our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is generally limited. Historically, our costs to defend lawsuits or settle claims relating to such indemnity agreements have been minimal and accordingly management believes the estimated fair value of these agreements is immaterial.
     The Company provides for the estimated cost of product warranties at the time it recognizes revenue. Products are generally sold with warranty coverage for a period of 24 months after shipment. Parts and labor are covered under the terms of the warranty agreement. The workmanship of our products produced by contract manufacturers is covered under warranties provided by the contract manufacturer for a specific period of time ranging from 12 to 15 months. The warranty provision is based on historical experience by product family. The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers; however, ongoing failure rates, material usage and service delivery costs incurred in correcting product failure, as well as specific product class failures out of the Company’s baseline experience affect the estimated warranty obligation. If actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.
     The following is a summary of the change in the Company’s warranty liability for the six months ended June 30, 2006 and 2005 (in thousands):

	For the Six Months
	Ended June 30,
	2006	2005
Warranty liability balance, beginning of the period	$2,124	$1,719
Product warranty accruals	1,832	1,678
Utilization of accrual	(1,890)	(1,560)

Warranty liability balance, end of the period	$2,066	$1,837

     The warranty liability balance is included in other accrued liabilities in the accompanying Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005. The Company offers fixed price support or maintenance contracts to some customers. Revenues from fixed price support or maintenance contracts were not significant to the Company’s operations for the periods reported.
  Stock-based Compensation
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first two quarters of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 2 to the Consolidated Financial Statements for a further discussion on stock-based compensation.
  Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact, if any, that the adoption of this Interpretation will have on its financial statements.
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
     The table below summarizes the activities related to the Company’s stock plans (in thousands, except weighted average exercise prices):

				Weighted
				Average
	Shares	Stock Options		Remaining	Aggregate
	Available for	Outstanding		Contractual	Intrinsic
	Grant	Number	Average Price	Life (Years)	Value
Balance, December 31, 2005	1,545	3,376	$16.66

Options granted	(430)	430	$20.60
Restricted shares granted	(119)	—	—
Options forfeited	34	(34)	$16.68
Options expired	159	(159)	$20.47
Restricted shares canceled	2	—	—
Restricted shares repurchased	4	—	—
Options exercised	—	(398)	$10.87

Balance, June 30, 2006	1,195	3,215	$17.72	4.77	$16,973

Vested and expected to vest, June 30, 2006		3,139	$17.71	4.73	$16,680

Vested at June 30, 2006		2,278	$17.74	4.05	$12,940

     The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing price of RadiSys shares as quoted on the Nasdaq Global Select Market for June 30, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. The intrinsic value changes based on the fair market value of RadiSys stock. Total intrinsic value of options exercised for the three and six months ended June 30, 2006 was $3.0 million and $3.8 million, respectively.
  Employee Stock Purchase Plan
     In December 1995, the Company established an Employee Stock Purchase Plan (“ESPP”). All employees of RadiSys and its subsidiaries, who customarily work 20 or more hours per week, including all officers, are eligible to participate in the ESPP. Separate offerings of common stock to eligible employees under the ESPP (an “Offering”) commence on February 15, May 15, August 15 and November 15 of each calendar year (the “Enrollment Dates”) and continue for a period of 18 months. Multiple separate Offerings are in operation under the ESPP at any given time. An employee may participate in only one Offering at a time and may purchase shares only through payroll deductions permitted under the provisions stipulated by the ESPP. The purchase price is the lesser of 85% of the fair market value of the common stock on date of grant or that of the purchase date (“look-back feature”). Pursuant to the provisions of the ESPP, as amended, the Company is authorized to issue up to 4,150,000 shares of common stock under the ESPP. For the six months ended June 30, 2006 the Company issued 162,099 shares under the ESPP. At June 30 2006, 1,415,107 shares are available for issuance under the ESPP.
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

     In 2004, in an effort to reduce the amount of stock-based compensation expense that the Company would include in its financial statements after the effective date of SFAS 123R or January 1, 2006, the Compensation and Development Committee of the Board of Directors approved an acceleration of vesting of those non-director employee stock options with an option price greater than $15.99, which was greater than the fair market value of the shares on that date ($14.23). Approximately 1.1 million options with varying remaining vesting schedules were subject to the acceleration and became immediately exercisable. Historically the Company has not accelerated the vesting of employee stock options. As a result of the acceleration, the Company reduced the stock-based compensation expense that it will include in net income after January 1, 2006. Included in the pro forma stock-based compensation expense for fiscal year 2004 was $6.1 million associated with the acceleration, net of related tax effects. As a result of the acceleration, the Company estimates that stock-based compensation expense, net of related tax effects, was reduced by approximately $492 thousand and $980 thousand in the three and six months ended June 30, 2006, respectively, and estimates a reduction of approximately $1.8 million for fiscal year 2006 and approximately $214 thousand for fiscal year 2007.
     In an effort to further reduce the impact of SFAS 123R, based on Board of Director approval received on March 1, 2005, the Company changed its equity instrument compensation structure such that it has reduced the total number of options granted to employees and the number of employees who receive stock-based employee benefit plan awards.
     As a result of adopting SFAS 123R, income before income taxes for the three and six months ended June 30, 2006 was $1.4 million and $2.7 million lower, respectively, and net income for the three and six months ended June 30, 2006 was $1.0 million and $2.0 million lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted earnings per share for the three months ended June 30, 2006 was $.05 and $.04 per share, respectively, and for the six months ended June 30, 2006 was $.09 and $.08, respectively. In addition, prior to the adoption of SFAS 123R, the Company presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options will be classified as financing cash flows when realized as a reduction of cash taxes owed.
     The Company continues to use the Black-Scholes model to measure the grant date fair value of stock options and ESPP shares. The grant date fair value of stock options that are expected to vest is recognized on a straight-line basis over the requisite service period, which is equal to the option vesting period which is, generally, 3 years. The grant date fair value of ESPP shares that are expected to vest is recognized on a straight-line basis over the requisite service period, which is generally, 18 months, subject to modification at the date of purchase due to the ESPP look-back feature. The Company computes the grant date fair value of restricted stock granted as the closing price of RadiSys shares as quoted on the Nasdaq Global Select Market on the date of grant. The grant date fair value of restricted shares that are expected to vest is recognized on a straight-line basis over the requisite service period, which is 3 years. The estimate of the number of options, ESPP shares and restricted stock expected to vest is determined based on historical experience.
     To determine the fair value of the stock options and ESPP shares using the Black-Scholes option pricing model, the calculation takes into consideration the effect of the following:
•	Exercise price of the option or purchase price of the ESPP share;

•	Price of our common stock on the date of grant;

•	Expected term of the option or share;

•	Expected volatility of our common stock over the expected term of the option or share; and

•	Risk free interest rate during the expected term of the option or share.
     The calculation includes several assumptions that require management’s judgment. The expected term of the option or share is determined based on assumptions about patterns of employee exercises, and represents a probability-weighted-average time period from grant until exercise of stock options, subject to information available at time of grant. Determining expected volatility generally begins with calculating historical volatility for a similar long-term period and then considering the ways in which the future is reasonably expected to differ from the past.
     As part of its SFAS 123R adoption, the Company also examined its historical pattern of option exercises in an effort to determine if there were any discernable activity patterns based on certain employee populations. From this analysis, the Company identified three employee populations. The expected term computation is based on historical vested option exercise and post-vest forfeiture patterns and included an estimate of the expected term for options that were fully vested and outstanding at June 30, 2006, for each of the three populations identified. The estimate of the expected term for options that were fully vested and outstanding at June 30, 2006 was determined as the midpoint of a range of estimated expected terms determined as follows: the low end of the range assumes the fully vested and outstanding options settle on June 30, 2006 and the high end of the range assumes that these options expire upon contractual term. The risk free interest rate is based on the U.S. Treasury constant maturities in effect at the time of grant for the expected term of the option or share.
     The Company computed the grant date fair value of options and ESPP shares granted during the three and six months ended June 30, 2006 and 2005, using the Black-Scholes option pricing model with the following weighted-average assumptions:

			ESPP Shares Granted in the
	Options Granted in the Three		Three Months
	Months ended June 30,		Ended June 30,
	2006	2005	2006	2005
Expected term (in years)	4.1	4.2	1.5	1.5
Interest rate	5.02%	3.79%	4.99%	3.20%
Volatility	59%	66%	34%	64%
Dividend yield	—	—	—	—

			ESPP Shares Granted in the
	Options Granted in the Six		Six Months
	Months ended June 30,		Ended June 30,
	2006	2005	2006	2005
Expected term (in years)	4.1	4.2	1.5	1.5
Interest rate	5.0%	3.76%	4.70%	3.07%
Volatility	58%	64%	43%	61%
Dividend yield	—	—	—	—
     For the three months ended June 30, 2006 and 2005, the total value of the options granted was approximately $4.2 million and $5.0 million, respectively. For the six months ended June 30, 2006 and 2005, the total value of the options granted was approximately $4.4 million and $6.3 million, respectively. For the three months ended June 30, 2006 and 2005 the weighted-average valuation per option granted was $10.44 and $7.73, respectively. For the six months ended June 30, 2006 and 2005 the weighted-average valuation per option granted was $10.31 and $7.67, respectively. The total estimated value associated with ESPP shares to be granted under enrollment periods beginning in the three months ended June 30, 2006 and 2005 was $111 thousand and $104 thousand, respectively. The total estimated value associated with ESPP shares to be granted under enrollment periods beginning in the six months ended June 30, 2006 and 2005 was $1.6 million and $164 thousand, respectively.
     The table below summarizes the activities related to the Company’s unvested restricted share grants (in thousands; except weighted-average grant date fair values):

		Weighted-Average
	Restricted	Grant Date
	Shares	Fair Value
Balance, December 31, 2005	95	$16.67
Shares granted	119	20.75
Shares vested	(13)	14.23
Shares canceled	(2)	18.34

Balance, June 30, 2006	199	$19.25

     The Company expects that approximately 179 thousand of the balance of restricted shares at June 30, 2006 will vest.
     The pro forma table below reflects net income and basic and diluted net income per share for the three and six months ended June 30, 2005 had RadiSys accounted for these plans in accordance with SFAS No. 123R, as follows (in thousands, except per share amounts):

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2005	June 30, 2005
Net income	$2,565	$5,151
Add: Stock-based compensation expense included in reported net income, net of related tax effects	19	19
Deduct: Stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(813)	(1,446)

Pro forma net income	$1,771	$3,724

Net income per share:
Basic	$0.13	$0.26

Diluted	$0.11	$0.23

Pro forma basic	$0.09	$0.19

Pro forma diluted	$0.08	$0.17

     For the three and six months ended June 30, 2006, stock-based compensation under SFAS 123R was recognized and allocated as follows (in thousands):

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2006	June 30, 2006
Cost of sales	$198	$416
Research and development	363	751
Selling, general and administrative	834	1,524

	1,395	2,691
Income tax benefit	(356)	(672)

Total stock-based compensation expense after, income tax benefit	$1,039	$2,019

     For the three months ended June 30, 2006, stock-based compensation associated with stock options, restricted stock and ESPP shares amounted to $854 thousand, $289 thousand and $252 thousand, respectively. For the six months ended June 30, 2006, stock-based compensation associated with stock options, restricted stock and ESPP shares amounted to $1.6 million, $747 thousand and $384 thousand, respectively.
     As of June 30, 2006, $7.0 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.17 years. As of June 30, 2006, $3.2 million of unrecognized stock-based compensation expense related to unvested restricted shares is expected to be recognized over a weighted-average period of 2.65 years.
Note 3 — Investments
     Short-term and long-term investments consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Short-term held-to-maturity investments	$14,000	$39,750

Short-term available-for-sale investments	$98,150	$96,050

     The Company invests excess cash in debt instruments of the U.S. Government and its agencies, those of high-quality corporate issuers and municipalities. The Company’s investments in the debt instruments of municipalities primarily consist of investments in auction rate securities. Auction rate securities have been classified as available-for-sale short-term investments. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income. For the three and six months ended June 30, 2006 and 2005, the Company did not recognize any gains or losses on the sale of available-for-sale investments as the fair value of these investments approximated their carrying value. The Company incurred no unrealized gains or losses on investments classified as available-for-sale as of June 30, 2006 or December 31, 2005. The Company’s investment policy requires that the total investment portfolio, including cash and investments, not exceed a maximum weighted-average maturity of 18 months. In addition, the policy mandates that an individual investment must have a maturity of less than 36 months, with no more than 20% of the total portfolio exceeding 24 months. As of June 30, 2006, the Company was in compliance with its investment policy.
Note 4 — Accounts Receivable and Other Receivables
     Accounts receivable consists of trade accounts receivable. Accounts receivable balances consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Accounts receivable, gross	$58,397	$39,931
Less: allowance for doubtful accounts	(859)	(876)

Accounts receivable, net	$57,538	$39,055

     The Company recorded no provisions for allowance for doubtful accounts during the six months ended June 30, 2006 and 2005.
     As of June 30, 2006 and December 31, 2005 the balance in other receivables was $2.1 million and $3.9 million, respectively. Other receivables consisted primarily of non-trade receivables including receivables for inventory sold to our contract manufacturing partners and sub-lease billings. Sales to the Company’s contract manufacturing partners are based on terms and conditions similar to the terms offered to the Company’s regular customers. There is no revenue recorded associated with non-trade receivables.
Note 5 — Inventories
     Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Raw materials	$18,657	$20,790
Work-in-process	1,819	2,282
Finished goods	2,962	5,829

	23,438	28,901
Less: inventory valuation allowance	(7,769)	(7,272)

Inventories, net	$15,669	$21,629

     During the three months ended June 30, 2006 and 2005, the Company recorded provisions for excess and obsolete inventory of $937 thousand and $832 thousand, respectively. During the six months ended June 30, 2006 and 2005, the Company recorded provisions for excess and obsolete inventory of $2.3 million and $1.5 million, respectively.
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
Note 7 — Accrued Restructuring and Other Charges
     Accrued restructuring and other charges consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Second quarter 2005 restructuring charge	$26	$803
Fourth quarter 2001 restructuring charge	—	20
Other	—	33

Total	$26	$856

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
     The following table summarizes the changes to the second quarter 2005 restructuring costs (in thousands):

Employee
Termination and
Related Costs
Restructuring and other costs	$1,108
Additions	219
Expenditures	(355)
Reversals	(169)

Balance accrued as of December 31, 2005	803

Additions	93
Expenditures	(540)
Reversals	(44)

Balance accrued as of March 31, 2006	312

Additions	—
Expenditures	(53)
Reversals	(233)

Balance accrued as of June 30, 2006	$26

     Employee termination and related costs include severance and other related separation costs. Additions to the original accrual were primarily attributable to the additional retention bonuses and related expenses for employment terminations that were expected to occur later in 2006. During the second quarter of 2006, the Company announced that it was discontinuing its relationship with one of its contract manufacturers. The Company has also experienced delays in outsourcing its additional manufacturing operations. As a result, the Company determined that all future employment terminations that were originally included in the second quarter 2005 restructuring event would not occur in the near term and the associated liability was reversed in the second quarter of 2006. The balance of the accrual relates to two employment terminations that will still occur according to the plan. The Company anticipates payment against the remainder of the liability to be complete in January 2007.
  Fourth Quarter 2001 Restructuring
     The accrual amount remaining as of December 31, 2005 represents lease obligations relating to the facilities in Boca Raton, Florida which were paid in January 2006.
Note 8 — Short-Term Borrowings
     During the quarter ended March 31, 2006, the Company transferred its line of credit facility from its commercial bank to an investment bank, for $20.0 million at an interest rate based on the 30-day London Inter-Bank Offered Rate (“LIBOR”) plus 0.75%. The line of credit is collateralized by the Company’s non-equity investments. At June 30, 2006, the Company had a standby letter of credit outstanding related to one of its medical insurance carriers for $105 thousand. The market value of non-equity investments must exceed 125.0% of the borrowed facility amount, and the investments must meet specified investment grade ratings.
     As of June 30, 2006 and December 31, 2005, there were no outstanding balances on the line of credit or any draws under the standby letter of credit and the Company was in compliance with all debt covenants.
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
     As of June 30, 2006 and December 31, 2005 the Company had outstanding convertible senior notes with a face value of $100 million and $100 million, respectively. As of June 30, 2006 and December 31, 2005 the book value of the convertible senior notes was $97.3 million and $97.3 million, respectively, net of unamortized discount of $2.7 million and $2.7 million, respectively. Amortization of the discount on the convertible senior notes was $33 thousand and $33 thousand for the three months ended June 30, 2006 and 2005, respectively. Amortization of the discount on the convertible senior notes was $66 thousand and $66 thousand for the six months ended June 30, 2006 and 2005, respectively. The estimated fair value of the convertible senior notes was $106.3 million and $93.5 million at June 30, 2006 and December 31, 2005, respectively.
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
     As of June 30, 2006 and December 31, 2005 the Company had outstanding convertible subordinated notes with a face value of $2.5 million and $2.5 million, respectively. As of June 30, 2006 and December 31, 2005 the book value of the convertible subordinated notes was $2.5 million and $2.5 million, respectively, net of amortized discount of $14 thousand and $20 thousand, respectively. Amortization of the discount on the convertible subordinated notes was $3 thousand and $10 thousand for the three months ended June 30, 2006 and 2005, respectively and $6 thousand and $21 thousand for the six months ended June 30, 2006 and 2005, respectively. The estimated fair value of the convertible subordinated notes was $2.5 million and $2.5 million at June 30, 2006 and December 31, 2005, respectively.

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
     The aggregate maturities of long-term liabilities for each of the years in the five year period ending December 31, 2010 and thereafter are as follows (in thousands):

	Convertible	Convertible
	Senior	Subordinated
For the Years Ending December 31,	Notes	Notes
2006 (remaining six months)	$—	$—
2007	—	2,518
2008 (A)	100,000	—
2009	—	—
2010	—	—
Thereafter	—	—

	100,000	2,518
Less: unamortized discount	(2,655)	(14)
Less: current portion	—	—

Long-term liabilities	$97,345	$2,504

(A)	On or after November 15, 2008, the Company may redeem the Convertible Senior Notes at any time. On November 15, 2008, November 15, 2013, and November 15, 2018, holders of the convertible senior notes will have the right to require the Company to purchase, in cash, all or any part of the notes held by such holder at a purchase price equal to 100% of the principal amount of the notes being purchased, together with accrued and unpaid interest and additional interest, if any, up to but excluding the purchase date.
Note 10 — Basic and Diluted Income per Share
     A reconciliation of the numerator and the denominator used to calculate basic and diluted income per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator — Basic
Net income, basic	$4,359	$2,565	$5,785	$5,151

Numerator — Diluted
Net income, basic	4,359	2,565	5,785	5,151
Interest on convertible notes, net of tax benefit (A)	243	242	488	485

Net income, diluted	$4,602	$2,807	$6,273	$5,636

Denominator — Basic
Weighted average shares used to calculate income per share , basic	21,015	19,982	20,858	19,882

Denominator — Diluted
Weighted average shares used to calculate income per share , basic	21,015	19,982	20,858	19,882
Effect of convertible notes (A)	4,243	4,243	4,243	4,243
Effect of dilutive stock options, ESPP, and unvested restricted stock (B)	657	395	630	423

Weighted average shares used to calculate income per share , diluted	25,915	24,620	25,731	24,548

Net income per share:
Basic	$0.21	$0.13	$0.28	$0.26

Diluted (A)	$0.18	$0.11	$0.24	$0.23

(A)	Interest on convertible subordinated notes and related as-if converted shares were excluded from the calculation as the effect would be anti-dilutive. For the three months ended June 30, 2006 and 2005, the total number of as-if converted shares excluded from the calculation associated with the convertible subordinated notes was 37 thousand and 132 thousand. For the six months ended June 30, 2006 and 2005, the total number of as-if converted shares excluded from the calculation associated with the convertible subordinated notes was 37 thousand and 138 thousand.

(B)	For the three months ended June 30, 2006 and 2005, options amounting to 1.4 million and 2.4 million were excluded from the calculation as the effect would be anti-dilutive. For the six months ended June 30, 2006 and 2005, options amounting to 1.7 million and 2.3 million were excluded from the calculation as the effect would be anti-dilutive.
Note 11 — Income Taxes
     The Company’s effective tax rate for the three and six months ended June 30, 2006 and 2005, respectively, differs from the statutory rate primarily due to the benefits of lower tax rates on earnings of foreign subsidiaries, the adoption of SFAS 123R, the amortization of goodwill for tax purposes, and the discrete item related to certain state tax refunds. Our effective tax rate for the year ended December 31, 2005 included the tax impact of a decrease in valuation allowance of $9.1 million primarily attributable to a projected increase in future utilization of general business tax credits and certain net operating loss carryforwards.
     The adoption of SFAS 123R related to the expensing of stock options will create differences in book and taxable income on both a permanent and temporary basis. We are projecting a permanent difference of approximately $2.1 million attributable to statutory options and stock option expense related to all non U.S. employees for the year ending 2006. The annual effective tax rate impact for this permanent difference is projected to be approximately 4.5%.
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
     The Company is one operating segment according to the provisions of SFAS No. 131.
     Revenues on a product and services basis are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Hardware	$81,785	$64,079	$145,496	$119,650
Software royalties and licenses	1,088	1,114	2,210	2,239
Software maintenance	399	409	939	804
Engineering and other services	1,267	354	1,705	780

Total revenues	$84,539	$65,956	$150,350	$123,473

     Generally, the Company’s customers are not the end-users of its products. The Company ultimately derives its revenues from two end markets as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Communications Networking	$65,409	$50,544	$114,245	$89,745
Commercial Systems	19,130	15,412	36,105	33,728

Total revenues	$84,539	$65,956	$150,350	$123,473

Information about the Company’s geographic revenues and long-lived assets by geographical area is as follows (in thousands):
  Geographic Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
United States	$23,072	$21,469	$41,285	$42,594
Other North America	3,108	3,922	5,714	7,257

North America	26,180	25,391	46,999	49,851
Europe, the Middle East and Africa (“EMEA”)	36,831	33,976	71,236	61,825
Asia Pacific	21,528	6,589	32,115	11,797

Total	$84,539	$65,956	$150,350	$123,473

  Long-lived assets by Geographic Area

	June 30	December 31,
	2006	2005
Property and equipment, net
United States	$9,529	$11,372
EMEA	184	170
Asia Pacific	1,997	2,034

Total	$11,710	$13,576

Goodwill
United States	$27,463	$27,463

Intangible assets, net
United States	$1,699	$2,159

     For the three and six months ended June 30, 2006 and 2005 the following customers accounted for more than 10% of total revenues. These customers accounted for the following percentages of total revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Nokia	49.2%	35.5%	45.8%	25.9%
Nortel	*	18.5%	*	17.2%

*	Accounted for less than 10% of total revenue for the period.
     As of June 30, 2006 and December 31, 2005 the following customers accounted for more than 10% of accounts receivable. These customers accounted for the following percentages of accounts receivable:

	June 30,	December 31,
	2006	2005
Nokia	48.9%	32.3%
Nortel	*	12.9%

*	Accounted for less than 10% of accounts receivable.
Note 13 — Legal Proceedings
     In the normal course of business, the Company periodically becomes involved in litigation. As of June 30, 2006, in the opinion of management, RadiSys had no pending litigation that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Note 14 — Subsequent Events
     Effective as of July 26, 2006, RadiSys entered into an Arrangement Agreement (the “Arrangement Agreement”) with Convedia Corporation (“Convedia”), a corporation incorporated under the laws of Canada, pursuant to which RadiSys will acquire all of the capital stock of Convedia (the “Arrangement”).
     Under the terms of the Arrangement Agreement, RadiSys will acquire Convedia for a total consideration of up to $115 million consisting of: (a) $105 million in cash payable at closing, subject to adjustments, and (b) up to $10 million in additional cash proceeds based on a contingent payment formula tied to achieving certain profitability goals during the twelve-month period beginning October 1, 2006. The Arrangement is subject to the approval of the Supreme Court of British Columbia, the approval of the shareholders and option holders of Convedia and customary closing conditions for transactions of this nature and is expected to close during the later part of the third quarter of 2006.

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
Our Markets
     We provide advanced embedded solutions to the following two distinct markets:
•	Communications Networking — The communications networking market primarily includes two sub markets: Wireless infrastructure, IMS infrastructure, VoIP networks and messaging. The wireless infrastructure, IMS and VoIP sub markets include voice, video and data systems deployed into public networks. The wireless sub-market includes a variety of telecommunications focused applications, including 2, 2.5 and 3G wireless infrastructure products, packet-based switches and unified messaging products for wireless networks. The IP networking and messaging sub-market includes embedded compute, processing and networking systems used in private enterprise IT infrastructure. The IP networking and messaging sub-market consists of a variety of applications including voice messaging, data centers, IP-based Private Branch Exchange (“PBX”) systems, network access and security and switching applications.

•	Commercial Systems — The commercial systems market includes the following sub-markets: medical systems, test and measurement equipment, transaction terminals and industrial automation equipment. Examples of products which incorporate our commercial embedded solutions include ultrasound equipment, immunodiagnostics and hematology systems, CAT Scan (“CT”) imaging equipment, ATM’s, point of sale terminals, semiconductor manufacturing equipment, electronics assembly equipment and high-end test equipment.
Our Market Drivers
     We believe there are a number of fundamental drivers for growth in the embedded solutions market, including:
•	Increasing desire by OEMs to utilize outsourced modular building blocks to develop new systems. We believe OEMs are combining their internal development efforts with merchant-supplied platforms from partners like RadiSys to deliver more new products to market faster at a lower total cost of ownership.
•	Increasing levels of programmable, intelligent and networked functionality embedded in a variety of systems, including systems for monitoring and control, real-time information processing and high-bandwidth network connectivity.

•	Increasing demand for standards-based solutions, such as Advanced Telecommunications Architecture (“ATCA”), and Computer-on-Module Express (“COM Express”) that motivates system makers to take advantage of proven and validated standards-based products.

•	Increasing demand for new technologies utilizing network processors, such as security and high-volume networking applications.

     In the following discussion of our financial condition and results of operations, we intend to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements for the three and six months ended June 30, 2006 compared to the same period in 2005 and for the period ended June 30, 2006 compared to December 31, 2005, and the primary factors that accounted for those changes. This discussion should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this filing and in our annual report on Form 10-K for the year ended December 31, 2005.
     Certain statements made in this section of the report may be deemed to be forward-looking statements. Please see the information contained herein under the sections entitled “FORWARD-LOOKING STATEMENTS” and “RISK FACTORS.”
Overview
     Total revenue was $84.5 million and $66.0 million for the three months ended June 30, 2006 and 2005, respectively. Total revenue was $150.4 million and $123.5 million for the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006 and December 31, 2005, backlog was approximately $43.6 million and $25.1 million, respectively. We include all purchase orders scheduled for delivery within 12 months in backlog. The general trend within our addressable markets is for shorter lead times and supplier managed inventory, which will generally decrease backlog as a percentage of revenue. The increase in revenues for the three and six months ended June 30, 2006 compared to the same periods in 2005 was due to increased demand within the wireless submarket as our product content is more substantial in 2.5 and 3G deployments as well as design wins in the medical market that ramped into production during 2005. Revenues were also higher due to deployments of new products by one of our major customers.
     In 2004 and 2005 we shifted our product development investment from predominantly one-off custom-designed products (“perfect fit solutions”) to standards-based, re-usable platforms and systems (“standards-based solutions”). We believe standards-based solutions provide our customers a number of fundamental benefits. First, by using ready-made platform solutions rather than ground-start custom-designs, our customers can achieve significantly shorter product development intervals and faster time-to-market. Second, we believe our customers can achieve a lower total cost by using solutions that are leveraged across multiple applications rather than a single-use proprietary solution. By offering standards-based solutions, we believe we have the opportunity to address a wider range of new market opportunities with the potential for faster time to revenue than with ground-start, custom-designs. We believe this ability to reuse designs makes our business and investment model more scalable. Finally, we believe this standards-based model will allow us to provide more integrated higher value solutions to our customers than we have typically delivered under a custom-design model. We believe that these higher value solutions provide more product content and drive higher average selling prices and therefore more total revenue opportunity for our products.
     We announced our Promentum™ family of ATCA products plans in 2005. This family of products includes universal carrier cards, switch and control modules, disk storage modules, compute modules, and a 14-slot shelf or chassis. These products are offered individually or integrated together as part of a blade server system known as the Promentum™ SYS-6000. We believe the Promentum™ SYS-6000 system provides customers a highly reliable managed platform on which to build their new voice and data offerings. We have significant experience in the design, delivery and deployment of carrier-grade, modular platforms. We believe the ATCA standard increases our opportunity to implement reusable platforms, enabling the deployment of more flexible solutions based on cost-effective commercial technologies. We believe our core ATCA solutions will be applicable across a wide range of customers and applications and are potentially applicable in all of our defined markets. These integrated hardware and software platforms make extensive use of common architectural and component designs, using carrier grade operating systems and middleware, which we expect to reduce development time and costs and enhance application portability.
     During the second quarter of 2005, we announced another product in our ATCA family of products, the Promentum™ ATCA-7010. The 7010 is a high-speed packet processing module that provides the highest bandwidth throughput available in a single ATCA slot. We believe that this product will significantly increase the packet-processing power of our customers’ systems, while at the same time reducing costs and speeding time to market. The 7010 features Intel® IXP28xx network processors which are designed to address 10 Gbps wirespeed packet processing in network applications that demand high bandwidth throughput, such as security gateways, GGSN’s, Broadband-Remote Access Servers, edge routers and session controllers.
     During the first quarter of 2006, we announced seven new products in our Promentum family of ATCA solutions. Specifically, we announced our new Promentum SYS-6010, the industry’s first 10-gigabit managed ATCA platform that will provide the highest traffic capacity throughput and processing densities available today. Our SYS-6010 is targeted at data plane applications such as IMS, Radio Network and Base Station Controllers, Media Gateways, Call Servers, IPTV among a number of applications.

     In addition to our new ATCA offerings, we announced our new Procelerant™ series of modular computing solutions (“COM Express”), for customers in our commercial systems market for medical, transaction terminals and test and measurement and other commercial applications. These new modular products are now available, and we believe this family of high density, flexible solutions will enable commercial systems customers to achieve more rapid time to market with cost effective designs.
     In the first quarter of 2006 we announced another new Procelerant product for our commercial markets including medical imaging. Our new Procelerant 945-GM will be the industry’s first COM Express product that supports low voltage mobile technology. We believe it will provide our customers with greater processing power in a smaller footprint with lower power consumption.
     In the second quarter of 2006, we announced that we will be the first to market with our new Promentum™ SYS-6010, which is the first and only working 10 Gigabit common managed platform for high-bandwidth network element and data plane applications. This product has already been selected by telecom equipment manufacturers to be used in applications for implementing IMS network elements, Radio and Base Station Controllers, Media Gateways, Call Servers and IPTV network elements. This product is expected to be shipping to customers this fall. Also during the quarter we announced the introduction of the high performance RMS420-5000XI embedded server featuring two Dual-Core Intel® Xeon® 5140 processors. This new server will be used in many demanding data and graphics processing applications such as medical image processing and display, military, industrial machine vision, test and measurement, signal processing, and 3D and 4D image display.
     Net income was $4.4 million and $2.6 million for the three months ended June 30, 2006 and 2005, respectively. Net income per share was $0.21 and $0.18, basic and diluted, respectively, for the three months ended June 30, 2006 compared to net income per share of $0.13 and $0.11, basic and diluted, respectively, for the three months ended June 30, 2005. Net income for the three months ended June 30, 2006 includes a charge for stock-based compensation of $1.4 million. Net income was $5.8 million and $5.2 million for the six months ended June 30, 2006 and 2005, respectively. Net income per share was $0.28 and $0.24, basic and diluted, respectively, for the six months ended June 30, 2006 compared to net income per share of $0.26 and $0.23, basic and diluted, respectively, for the six months ended June 30, 2005. Net income for the six months ended June 30, 2006 includes a charge for stock-based compensation of $2.7 million. As a result of adopting SFAS 123R, income before income taxes for the three and six months ended June 30, 2006 was $1.4 million and $2.7 million lower, respectively, and net income for the three and six months ended June 30, 2006 was $1.0 million and $2.0 million lower, respectively, than if we had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted earnings per share for the three months ended June 30, 2006 was $.05 and $.04 per share, respectively, and for the six months ended June 30, 2006 was $.09 and $.08, respectively.
     Despite the increase in revenues for the three and six months ended June 30, 2006 compared to the same periods in 2005, gross margins decreased. Gross margins as a percentage of revenue have declined largely due to our product mix, with more revenues coming from higher volume products sold at more competitive prices. Our gross margin as a percentage of revenue has also been negatively impacted by a cost of $691 thousand associated with the write down of raw material inventory that was sold to our contract manufacturing partners during the first quarter of 2006. We also continue to incur some redundant manufacturing costs during transition periods with our outsourced manufacturing partners. Finally, we incurred additional manufacturing-related costs in 2006 due to making our products compliant with the restriction of the use of certain hazardous substances (RoHS).
     We continue to invest in our research and development activities as we increase our spending on development of standards-based solutions; however, we expect our research and development expenditures to level off on an absolute dollar basis in the second half of 2006.
     Our interest income continues to increase as we continue to generate cash from operations and see the benefit of rising interest rates. Interest expense has decreased over the prior year due to a lower outstanding debt balance.
     Cash and cash equivalents and investments amounted to $242.9 million and $225.9 million at June 30, 2006 and December 31, 2005, respectively. The increase in cash and cash equivalents and investments during the six months ended June 30, 2006, was primarily due to cash provided from operating activities as well as $6.2 million generated from the issuance of common stock. We generated net cash from operations in excess of net income in the six months ended June 30, 2006. Management believes that cash flows from operations, available cash and investment balances, and short-term borrowings will be sufficient to fund our operating liquidity needs for the short-term and long-term.
     The Board of Directors has approved the repurchase of the remaining $2.5 million principal amount of the convertible subordinated notes. We will consider the repurchase of the notes on the open market or through privately negotiated transactions from time to time subject to market conditions. Additionally, we intend to use our working capital to expand our product offerings through research and development, as discussed previously, and for potential acquisitions.
Recent Developments
     On July 26, 2006 the Company entered into an Arrangement Agreement with Convedia Corporation to acquire all of its capital stock for a total consideration of up to $115 million. See Note 14 to the Consolidated Financial Statements, contained herein under “Item 1. Financial Statements”, for a further discussion on the acquisition.
Critical Accounting Policies and Estimates
     The Company reaffirms its critical accounting policies and use of estimates as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Management believes that other than the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), there have been no significant changes during the six months ended June 30, 2006 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
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
     We continue to use the Black-Scholes model to measure the grant date fair value of stock options and ESPP shares. The grant date fair value of stock options that are expected to vest is recognized on a straight-line basis over the requisite service period, which is equal to the option vesting period which is generally 3 years. The grant date fair value of ESPP shares that are expected to vest is recognized on a straight-line basis over the requisite service period, which is generally 18 months, subject to modification at the date of purchase due to the ESPP look-back feature. The grant date fair value of restricted stock is equal to the closing price of RadiSys shares as quoted on the Nasdaq Global Select Market on the date of grant. The grant date fair value of restricted shares that are expected to vest is recognized on a straight-line basis over the requisite service period, which is 3 years. The estimate of the number of options, ESPP shares and restricted stock expected to vest is determined based on historical experience.
     To determine the fair value of the stock options and ESPP shares, using the Black-Scholes option pricing model, the calculation takes into consideration the effect of the following:
•	Exercise price of the option or purchase price of the ESPP share;

•	Price of our common stock on the date of grant;

•	Expected term of the option or share;

•	Expected volatility of our common stock over the expected term of the option or share; and

•	Risk free interest rate during the expected term of the option or share.
     The calculation includes several assumptions that require management’s judgment. The expected term of the option or share is determined based on assumptions about patterns of employee exercises and represents a probability-weighted average time-period from grant until exercise of stock options, subject to information available at time of grant. Determining expected volatility generally begins with calculating historical volatility for a similar long-term period and then considers the ways in which the future is reasonably expected to differ from the past.
     As part of our SFAS 123R adoption, we also examined our historical pattern of option exercises in an effort to determine if there were any discernable activity patterns based on certain employee populations. From this analysis, we identified three employee populations. The expected term computation is based on historical vested option exercises and post-vest forfeiture patterns and includes an estimate of the expected term for options that were fully vested and outstanding at June 30, 2006 for each of the three populations identified. The estimate of the expected term for options that were fully vested and outstanding at June 30, 2006 was determined as the midpoint of a range of estimated expected terms determined as follows: the low end of the range assumes the fully vested and outstanding options settle on June 30, 2006 and the high end of the range assumes that these options expire upon contractual term. The risk free interest rate is based on the U.S. Treasury constant maturities in effect at the time of grant for the expected term of the option or share.
     Determining the appropriate fair value model and, as noted above, calculating the fair value of equity instruments associated with our employee benefit plans require the input of highly subjective assumptions. The assumptions used in calculating the fair value of these equity instruments represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 2 to the Consolidated Financial Statements for a further discussion on stock-based compensation.
     As a result of adopting SFAS 123R, income before income taxes for the three and six months ended June 30, 2006 was $1.4 million and $2.7 million lower, respectively, and net income for the three and six months ended June 30, 2006 was $1.0 million and $2.0 million lower, respectively, than if we had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted earnings per share for the three months ended June 30, 2006 was $.05 and $.04 per share, respectively, and for the six months ended June 30, 2006 was $.09 and $.08, respectively. We estimate income from operations will be reduced by stock-based compensation expense of approximately $6.1 million for the year ended December 31, 2006. However, the actual stock-based compensation expense for 2006 could materially differ from this estimate. Our assessment, which includes an estimate of the timing and number of future options grants and share issuances, is based on the Black-Scholes option pricing model and is affected by our stock price as well as management’s assumptions as described previously.
Results of Operations
     The following table sets forth certain operating data as a percentage of revenues for the three months ended June 30, 2006 and 2005.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.1	70.6	72.5	69.3

Gross margin	27.9	29.4	27.5	30.7
Research and development	12.7	11.1	13.2	12.0
Selling, general, and administrative	11.2	11.7	11.8	12.1
Intangible assets amortization	0.2	0.8	0.3	0.8
Restructuring and other charges (reversals)	(0.3)	1.7	(0.1)	0.9

Income from operations	4.1	4.1	2.3	4.9
Interest expense	(0.5)	(0.8)	(0.6)	(0.9)
Interest income	3.1	2.1	3.3	2.1
Other (expense) income, net	0.6	(0.2)	0.3	(0.4)

Income before income tax provision	7.3	5.2	5.3	5.7
Income tax provision	2.1	1.4	1.5	1.5

Net income	5.2%	3.8%	3.8%	4.2%

Comparison of Three and Six Months Ended June 30, 2006 and 2005
     Revenues. Revenues increased by $18.5 million or 28.2%, from $66.0 million in the three months ended June 30, 2005 to $84.5 million in the three months ended June 30, 2006. Revenues increased by $26.9 million or 21.8%, from $123.5 million in the six months ended June 30, 2005 to $150.4 million in the six months ended June 30, 2006.

     The increase in revenues for the three months ended June 30, 2006 compared to the same period in 2005 is due to an increase in revenues in the communications networking market of $14.8 million and an increase in revenues from the commercial systems market of $3.7 million. The increase in revenues for the six months ended June 30, 2006 compared to the same period in 2005 is due to an increase in revenues in the communications networking market of $24.5 million and an increase in revenues from the commercial systems market of $2.4 million.
     Revenues in the communications networking market increased in the three and six months ended June 30, 2006 compared to the same periods in 2005 due to increased demand within the wireless submarket as our product content is more substantial in 2.5 and 3G deployments. Revenues were also higher due to deployments of new products by one of our major customers.
     Revenues in the commercial systems market increased in the three and six months ended June 30, 2006 compared to the same period in 2005, primarily due to increases within the medical submarket partially offset by declines in the transaction terminal and industrial automation submarkets. The increase in revenues from the medical market was attributable to design wins that ramped into production during 2005. The decrease in revenues attributable to the transaction terminal submarket was primarily due to design wins nearing the end of their life cycle.
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
     From a geographic perspective, for the three and six months ended June 30, 2006 compared to the same period in 2005, the overall increase in revenues was split between customers shipping into the EMEA and Asia Pacific regions, partially offset by a decrease in revenues for customers shipping into the North American region. For the six months ended June 30, 2006 compared to the same period in 2005, revenues as measured by destination in the EMEA region increased by $9.4 million while Asia Pacific revenues increased by $20.3 million. The increase in the EMEA and Asia Pacific regions is mainly attributable to strong demand within the wireless submarket as our product content is more substantial in 2.5 and 3G deployments. Existing multinational customers are experiencing growth in emerging markets and are increasing shipments directly to those regions. For the three months ended June 30, 2006, revenues from North America increased by $789 thousand, compared to the same period in 2005. For the six months ended June 30, 2006 revenues from North America decreased $2.9 million compared to the same period in 2005. The decline in this region is attributable to a decrease in sales volumes as a result of the product nearing its end of life. We currently expect continued fluctuations in the percentage of revenue from each geographic region. Additionally, we expect revenues outside of the U.S. to remain a significant portion of our revenues.
     Gross Margin. Gross margin for the three months ended June 30, 2006 was 27.9% compared to 29.4% for the same period in 2005. For the three months ended June 30, 2006, cost of sales includes $198 thousand of stock-based compensation expense which is discussed in “Stock-based Compensation Expense” below. Gross margin for the six months ended June 30, 2006 was 27.5% compared to 30.7% for the same period in 2005. For the six months ended June 30, 2006, cost of sales includes $416 thousand of stock-based compensation expense which is discussed in “Stock-based Compensation Expense” below.
     Approximately half of the decrease in gross margin as a percentage of revenues for the three and six months ended June 30, 2006 compared to the same periods in 2005 was attributable to product mix as more of our revenue is coming from higher volume products with competitive pricing. Additionally, the decrease was associated with a cost of $691 thousand associated with the write down of raw material inventory that was sold to our contract manufacturing partners during the first quarter of 2006. We also continued to incur some redundant manufacturing costs as we moved forward with outsourcing our internal manufacturing to our contract manufacturing partners. The decrease was also associated with additional manufacturing-related costs in 2006 due to making our products RoHS compliant. Finally, we incurred stock-based compensation expense as noted above.
     Based on current forecasted revenue mix, we currently anticipate that gross margins will be in the high 20’s range for the foreseeable future.
     Research and Development. Research and development expenses consist primarily of salary, bonuses and benefits for product development staff, and costs of design and development supplies and equipment, net of reimbursements for non-recurring engineering services. Research and development expenses increased $3.4 million, or 47.0%, from $7.3 million for the three months ended June 30, 2005 to $10.7 million for the three months ended June 30, 2006. For the three months ended June 30, 2006, research and development expenses include $363 thousand of stock-based compensation expense which is discussed in “Stock-based Compensation

Expense” below and $824 thousand of incentive compensation expense up $402 thousand from the same period in 2005 due to improved results. Research and development expenses increased $5.0 million, or 33.9%, from $14.8 million for the six months ended June 30, 2005 to $19.8 million for the six months ended June 30, 2006. For the six months ended June 30, 2006, research and development expenses include $751 thousand of stock-based compensation expense which is discussed in “Stock-based Compensation Expense” below.
     In addition to the increased noted above, the increase for the three and six months ended June 30, 2006 compared to the same periods in 2005 is also associated with the increased engineering headcount related to our continued investment in the development of standards-based products, such as ATCA. We have continued to increase headcount at our Shanghai development center and incurred other additional expenses in connection with the development of the infrastructure to support this location. We currently anticipate decreasing spending on research and development during the third quarter of 2006 by approximately $200 thousand compared to spending in the second quarter of 2006.
     Selling, General, and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of salary, commissions, bonuses and benefits for sales, marketing, executive and administrative personnel, as well as the costs of professional services and other general corporate activities. SG&A expenses increased by $1.8 million or 23.0%, from $7.7 million for the three months ended June 30, 2005 to $9.5 million for the three months ended June 30, 2006. For the three months ended June 30, 2006, SG&A expenses include $834 thousand of stock-based compensation expense which is discussed in “Stock-based Compensation Expense” below and $716 thousand of incentive compensation expense up $317 thousand from the same period in 2005 due to improved results. SG&A expenses increased by $2.7 million or 18.2%, from $15.0 million for the six months ended June 30, 2005 to $17.7 million for the six months ended June 30, 2006. For the three and six months ended June 30, 2006, SG&A expenses include $834 thousand and $1.5 million, respectively, of stock-based compensation expense which is discussed in “Stock-based Compensation Expense” below. We currently anticipate increasing spending on SG&A during the third quarter of 2006 by approximately $200 thousand compared to spending in the second quarter of 2006.
     Stock-based Compensation Expense. Stock-based compensation expense for the three months ended June 30, 2006 consists of amortization of stock-based compensation associated with stock options and ESPP shares unvested and outstanding on January 1, 2006, new stock options and ESPP shares granted in the six months ended June 30, 2006 and unvested restricted shares. During the three and six months ended June 30, 2006, the Company incurred $1.4 million and $2.7 million in stock-based compensation, respectively. During the three and six months ended June 30, 2005, we incurred no stock-based compensation expense.
     We recognized stock-based compensation expense as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Cost of sales	$198	$—	$416	$—
Research and development	363	—	751	—
Selling, general, and administrative	834	—	1,524	—

	$1,395	$—	$2,691	$—

     Intangible Assets Amortization. Intangible assets consist of purchased technology, patents and other identifiable intangible assets. Intangible assets amortization expense was $136 thousand and $513 thousand for the three months ended June 30, 2006 and 2005, respectively. Intangible assets amortization expense was $461 thousand and $1.0 million for the six months ended June 30, 2006 and 2005, respectively. Intangible assets amortization decreased due to certain intangible assets becoming fully amortized during 2005 and early 2006. We perform reviews for impairment of the purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
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
     Interest Expense. Interest expense includes interest incurred on convertible senior and subordinated notes. Interest expense decreased $94 thousand, or 17.8%, from $527 thousand for the three months ended June 30, 2005 to $433 thousand for the three months ended June 30, 2006. Interest expense decreased $200 thousand, or 18.7%, from $1.1 million for the six months ended June 30, 2005 to $869 thousand for the six months ended June 30, 2006. The decrease in the interest expense for the three and six months ended June 30, 2006 compared to the same period in 2005 is due to the decrease in interest expense associated with the convertible subordinated notes as a result of the repurchase of $7.5 million of the subordinated convertible notes during 2005.
     Interest Income. Interest income increased $1.2 million, or 88.3%, from $1.4 million for the three months ended June 30, 2005 to $2.6 million for the three months ended June 30, 2006. Interest income increased $2.3 million, or 89.5%, from $2.6 million for the six months ended June 30, 2005 to $4.9 million for the six months ended June 30, 2006. Interest income increased as a result of a higher average balance of cash, cash equivalents and investments for the three and six months ended June 30, 2006 compared to the same period in 2005. Increasing interest rates and a shift in our investment portfolio towards higher yielding auction rate securities has also contributed to the increase in interest income.
     Other Income (Expense), Net. Other income (expense), net, primarily includes foreign currency exchange gains and losses. Other income, net, was $464 thousand for the three months ended June 30, 2006 compared to other expense, net of ($113) thousand for the three months ended June 30, 2005. Other income, net, was $475 thousand for the six months ended June 30, 2006 compared to other expense, net of ($462) thousand for the six months ended June 30, 2005. During the three months ended June 30, 2006 RadiSys received a net amount of $362 thousand associated with an insurance gain.
     Foreign currency exchange rate fluctuations resulted in a net gain of $66 thousand for the three months ended June 30, 2006 compared to a net loss of $127 thousand for the three months ended June 30, 2005. Foreign currency exchange rate fluctuations resulted in a net gain of $77 thousand for the six months ended June 30, 2006 compared to a net loss of $425 thousand for the six months ended June 30, 2005. The change in the foreign currency exchange rate fluctuations is relatively flat for the quarter due to small changes in the Japanese Yen with offsetting changes in the Euro and GBP relative to the U.S. Dollar.
     Income Tax Provision (Benefit). We recorded a tax provision of $1.8 million and a tax provision of $933 thousand for the three months ended June 30, 2006 and 2005, respectively. We recorded a tax provision of $2.2 million and a tax provision of $1.9 million for the six months ended June 30, 2006 and 2005, respectively. We expect the effective tax rate for the year ending December 31, 2006 to be in the mid to high 20%’s compared to 6.9% for the year ended December 31, 2005. The increase in the effective tax rate between the years ended December 31, 2006 and 2005, respectively, is primarily due to the tax impact of a decrease in the valuation allowance at December 31, 2005 attributable to a projected increase in future utilization of general business tax credits and certain net operating loss carryforwards and the adoption of SFAS 123R.
     The Company’s effective tax rate for the three and six months ended June 30, 2006 and 2005, respectively, differs from the statutory rate primarily due to the benefits of lower tax rates on earnings of foreign subsidiaries, the adoption of SFAS 123R, the amortization of goodwill for tax purposes, and the discrete item related to certain state tax refunds. Our effective tax rate for the year ended December 31, 2005 included the tax impact of a decrease in valuation allowance of $9.1 million primarily attributable to a projected increase in future utilization of general business tax credits and certain net operating loss carryforwards.
     The adoption of SFAS 123R related to the expensing of stock options will create differences in book and taxable income on both a permanent and temporary basis. We are projecting a permanent difference of approximately $2.1 million attributable to statutory options and stock option expense related to all non U.S. employees for the year ending 2006. The annual effective tax rate impact for this permanent difference is projected to be approximately 4.5%.
     The Working Families Tax Relief Act of 2004 extended the research and development tax credit through December 31, 2005. As it was done in the past, we expect that Congress will reinstate the tax credit retroactive to January 1st. However, there can be no certainty as to what action Congress may take. We cannot record any benefit of this credit until the legislation becomes enacted law.
     The adoption of SFAS 123R related to the expensing of stock options will create differences in book and taxable income on both a permanent and temporary basis. We are projecting a permanent difference of approximately $2.1 million attributable to statutory options and stock option expense related to all non U.S. employees for the year ending 2006. The annual effective tax rate impact for this permanent difference is projected to be approximately 4.5%.
     The 2006 estimated effective tax rate is based on current tax law and the current expected income and assumes that we will continue to receive the tax benefits associated with certain income associated with foreign jurisdictions. The tax rate may be affected by potential acquisitions, restructuring events or divestitures, the jurisdictions in which profits are determined to be earned and taxed and the ability to realize deferred tax assets.

Liquidity and Capital Resources
     The following table summarizes selected financial information as of the dates indicated and for each of the three months ended on the dates indicated:

	June 30,	December 31,	June 30,
	2006	2005	2005
	(Dollar amounts in thousands)
Working capital	$267,860	$249,159	$210,683
Cash and cash equivalents and investments	$242,919	$225,855	$211,778
Cash and cash equivalents	$130,769	$90,055	$69,184
Short-term investments	$112,150	$135,800	$117,094
Accounts receivable, net	$57,538	$39,055	$43,366
Inventories, net	$15,669	$21,629	$20,149
Long-term investments	$—	$—	$25,500
Accounts payable	$46,467	$36,903	$36,172
Convertible senior notes	$97,345	$97,279	$97,213
Convertible subordinated notes	$2,504	$2,498	$8,776
Days sales outstanding (A)	62	55	60
Days to pay (B)	70	73	71
Inventory turns (C)	16	8.4	9.2
Inventory turns — days (D)	23	44	39
Cash cycle time — days (E)	15	26	29

(A)	Based on ending net trade receivables divided by daily revenue (quarterly revenue, annualized and divided by 365 days).

(B)	Based on ending accounts payable divided by daily cost of sales (quarterly cost of sales, annualized and divided by 365 days).

(C)	Based on quarterly cost of sales, annualized divided by ending inventory.

(D)	Based on ending inventory divided by quarterly cost of sales (annualized and divided by 365 days).

(E)	Days sales outstanding plus inventory turns — days, less days to pay.
     Cash and cash equivalents increased by $40.7 million from $90.1 million at December 31, 2005 to $130.8 million at June 30, 2006. Activities impacting cash and cash equivalents are as follows:

	For the Six Months Ended
	June 30,
	2006	2005
	(In thousands)
Cash provided by operating activities	$13,682	$14,212
Cash (used in) investing activities	20,538	(27,661)
Cash provided by financing activities	6,172	2,977
Effects of exchange rate changes	322	(910)

Net increase (decrease) in cash and cash equivalents	$40,714	$(11,382)

     We have generated cash from operating activities in amounts greater than net income in the six months ended June 30, 2006 and 2005, driven mainly by improved management of our working capital. We currently believe that cash flows from operations, available cash balances, and short-term borrowings will be sufficient to fund our short-term and long-term operating liquidity needs.
     During the six months ended June 30, 2006 and 2005, we used net cash provided by operating activities for capital expenditures amounting to $2.8 million and $3.1 million, respectively. During the six months ended June 30, 2006, capital expenditures were primarily associated with our increased investment in our R&D and marketing efforts as we continue to develop and begin to sell standards-based solutions. During the six months ended June 30, 2005, capital expenditures included our continued investment in equipment to support the Company’s China-based manufacturing partner as well as leasehold improvements, office equipment and software to support our continued growth and productivity. During the six months ended June 30, 2006, we used net cash provided by operating activities for severance payments amounting to approximately $565 thousand associated with our 2005 restructuring activities.
     During the six months ended June 30, 2006 and 2005, we received $6.2 million and $4.1 million, respectively, in proceeds from the issuance of common stock through the Company’s stock compensation plans.

     Also during the six months ended June 30, 2005, we used $1.1 million to repurchase our 5.5% convertible subordinated notes. The Board of Directors has approved the repurchase of the remaining $2.5 million principal amount of the convertible subordinated notes. We will consider the repurchase of the notes on the open market or through privately negotiated transactions from time to time subject to market conditions. Additionally, we intend to use our working capital to expand our product offerings through research and development and potential acquisitions.
     Changes in foreign currency rates impacted beginning cash balances during the six months ended June 30, 2006 by $322 thousand. Due to the Company’s international operations where transactions are recorded in functional currencies other than the U.S. Dollar, the effects of changes in foreign currency exchange rates on existing cash balances during any given periods results in amounts on the consolidated statements of cash flows that may not reflect the changes in the corresponding accounts on the consolidated balance sheets.
     As of June 30, 2006 and December 31, 2005 working capital was $267.9 million and $249.2 million, respectively. Working capital increased by $18.7 million due primarily to our net positive cash flow from operating and financing activities generated during the first two quarters of 2006.
     Management believes that cash flows from operations, available cash balances and short-term borrowings will be sufficient to fund our operating liquidity needs for the short-term and long-term future.
     Investments
     Investments consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Short-term held-to-maturity investments	$14,000	$39,750

Short-term available-for-sale investments	$98,150	$96,050

     We invest excess cash in debt instruments of the U.S. Government and its agencies, high-quality corporate issuers and municipalities. Our investments in the debt instruments of municipalities primarily consist of investments in auction rate securities. Auction rate securities generally have maturity dates far into the future but due to a resetting interest rate feature associated with these instruments they are readily tradable and rarely have differences between their par value and fair market value. As we do not intend to hold these investments until maturity, they are classified as available-for-sale and any unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income. Our investment policy requires that the total investment portfolio, including cash and investments, not exceed a maximum weighted-average maturity of 18 months. In addition, the policy mandates that an individual investment must have a maturity of less than 36 months, with no more than 20% of the total portfolio exceeding 24 months. As of June 30, 2006, we were in compliance with our investment policy.
     Line of Credit
     During the quarter ended March 31, 2006, we transferred our line of credit facility from our commercial bank to an investment bank for $20.0 million at an interest rate based on the 30-day London Inter-Bank Offered Rate (“LIBOR”) plus 0.75%. The line of credit is collateralized by our non-equity investments. At June 30, 2006, we had a standby letter of credit outstanding related to one of our medical insurance carriers for $105 thousand. The market value of non-equity investments must exceed 125.0% of the borrowed facility amount, and the investments must meet specified investment grade ratings.
     As of June 30, 2006 and December 31, 2005, there were no outstanding balances on the line of credit or any draws under the standby letter of credit and we were in compliance with all debt covenants.
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
     As of June 30, 2006 and December 31, 2005 we had outstanding convertible senior notes with a face value of $100 and $100 million, respectively. As of June 30, 2006 and December 31, 2005 the book value of the convertible senior notes was $97.3 million and $97.3 million respectively, net of unamortized discount of $2.7 million and $2.7 million, respectively. The estimated fair value of the convertible senior notes was $106.3 million and $93.5 million at June 30, 2006 and December 31, 2005, respectively.
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
     On April 26, 2005 the Board of Directors approved the repurchase of the remaining principal amount of the convertible subordinated notes. As of June 30, 2006 and December 31, 2005 we had outstanding convertible subordinated notes with a face value of $2.5 million and $2.5 million, respectively. As of June 30, 2006 and December 31, 2005, the book value of the convertible subordinated notes was $2.5 million and $2.5 million, respectively, net of amortized discount of $14 thousand and $20 thousand, respectively. The estimated fair value of the convertible subordinated notes was $2.5 million and $2.5 million at June 30, 2006 and December 31, 2005, respectively.
     Contractual Obligations
     The following summarizes the Company’s contractual obligations at June 30, 2006 and the effect of such on its liquidity and cash flows in future periods (in thousands).

	2006*	2007	2008	2009	2010	Thereafter
Future minimum lease payments	$1,470	$2,929	$2,905	$2,847	$2,658	$1,707
Purchase obligations (A)	29,116	—	—	—	—	—
Interest on convertible notes	757	1,513	1,375	1,375	1,375	17,875
Convertible senior notes (B)	—	—	100,000	—	—	—
Convertible subordinated notes (B)	—	2,518	—	—	—	—

Total	$31,343	$6,960	$104,280	$4,222	$4,033	$19,582

*	Remaining six months

(A)	Purchase obligations include agreements or purchase orders to purchase goods or services that are enforceable and legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(B)	The convertible senior notes and the convertible subordinated notes are shown at their face values, gross of unamortized discount amounting to $2.7 million and $14 thousand, respectively at June 30, 2006. On or after November 15, 2008, we may redeem the convertible senior notes at any time. On November 15, 2008, November 15, 2013, and November 15, 2018, holders of the convertible senior notes will have the right to require the Company to purchase, in cash, all or any part of the notes held by such holder at a purchase price equal to 100% of the principal amount of the notes being purchased, together with accrued and unpaid interest and additional interest, if any, up to but excluding the purchase date. The convertible subordinated notes are payable in full in August 2007.
     Off-Balance Sheet Arrangements
     We do not engage in any activity involving special purpose entities or off-balance sheet financing.
     Liquidity Outlook
     We believe that our current cash and cash equivalents and investments amounting to $242.9 million at June 30, 2006 and cash generated from operations will satisfy our short and long-term expected working capital needs, capital expenditures, debt repurchases, payments related to our acquisition of Convedia and other liquidity requirements associated with our existing business operations. Capital expenditures are expected to range from $1 million to $1.5 million per quarter.
FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains forward-looking statements. Some of the forward-looking statements contained in this Quarterly Report on Form 10-Q include:
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
     Although forward-looking statements help provide additional information about us, investors should keep in mind that forward-looking statements are only predictions, at a point in time, and are inherently less reliable than historical information. In evaluating these statements, you should specifically consider the risks outlined above and those listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 and as updated in our quarterly reports on Form 10-Q. These risk factors may cause our actual results to differ materially from any forward-looking statement.
     We do not guarantee future results, levels of activity, performance or achievements and we do not assume responsibility for the accuracy and completeness of these statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made and based on information as of the date of this report. We assume no obligation to update any of these statements based on information after the date of this report.
   Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to market risk from changes in interest rates, foreign currency exchange rates, and equity trading prices, which could affect our financial position and results of operations.
     Interest Rate Risk. We invest excess cash in debt instruments of the U.S. Government and its agencies, those of high-quality corporate issuers and municipalities. The Company’s investments in the debt instruments of municipalities primarily consist of investments in auction rate securities. We attempt to protect and preserve our invested funds by limiting default, market, and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely affected due to a rise in interest rates while floating rate securities may produce less income than expected if interest rates decline. Due to the short duration of most of the investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair value of our investment portfolio. Therefore, we believe that we would not expect our operating results or cash flows to be affected, to any materially significant degree, by the effect of a sudden change in market interest rates on the securities portfolio. The estimated fair value of our debt securities that we have invested in at June 30, 2006 and December 31, 2005 was $221.1 million and $202.6 million, respectively. We believe that the effect of an immediate 10% change in interest rates would not have a material effect on our operating results or cash flows.
     Foreign Currency Risk. We pay the expenses of our international operations in local currencies, namely, the Japanese Yen, Canadian Dollar, British Pound, Israeli New Shekel, Chinese Yuan and Euro. The international operations are subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, future results could be materially and adversely affected by changes in these or other factors. We are also exposed to foreign exchange rate fluctuations as the balance sheets and income statements of our foreign subsidiaries are translated into U.S. dollars during the consolidation process. Because exchange rates vary, these results, when translated, may vary from expectations and adversely affect overall expected profitability. Foreign currency exchange rate fluctuations resulted in a net gain of $66 thousand for the three months ended June 30, 2006 and a net loss of

$127 thousand for the three months ended June 30, 2005. Foreign currency exchange rate fluctuations resulted in a net gain of $77 thousand for the six months ended June 30, 2006 and a net loss of $425 thousand for the six months ended June 30, 2005.
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
     The fair value of the convertible senior notes is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of the convertible senior notes, due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our convertible senior notes in the open market, changes in the fair value of convertible senior notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of the convertible senior notes was $106.3 million and $93.5 million at June 30, 2006 and December 31, 2005, respectively.
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
     The fair value of the convertible subordinated notes is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of the convertible subordinated notes, due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our convertible subordinated notes in the open market, changes in the fair value of convertible subordinated notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of the convertible subordinated notes was $2.5 million and $2.5 million at June 30, 2006 and December 31, 2005, respectively.
     As of June 30, 2006, we have cumulatively repurchased convertible subordinated notes in the amount of $117.5 million, face value, for $106.9 million. The Board of Directors has authorized the repurchase of all remaining convertible subordinated notes. We may elect to use a portion of our cash and cash equivalents and investment balances to buy back additional amounts of the convertible subordinated notes. As of June 30, 2006, our aggregate cash and cash equivalents and investments were $242.9 million.
Item 4. Controls and Procedures

     Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective.
     In connection with the evaluation described above, we identified no change in our internal control over financial reporting that occurred during the three months ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II
Item 1A. Risk Factors
     In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. Except as set forth below and in our Form 10-Q for the quarterly period ended March 31, 2006, there have been no significant changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC, included in Part I, Item 1A. Risk Factors. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2005, as updated in our Quarterly Reports on Form 10-Q, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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
     We depend on a few suppliers, or in some cases one supplier, for a continuing supply of the components we use in the manufacture of our products and any disruption in supply could adversely impact our financial performance. For example, we currently rely on Intel for the supply of some microprocessors and other components, and we rely on LSI, Epson Electronic America, Broadcom, NEC, Chen Ming, Triax and Texas Instruments as the sole source suppliers for other components such as integrated circuits and mechanical assemblies. Alternative sources of components that are procured from one supplier or a limited number of suppliers would be difficult to locate and/or it would require a significant amount of time and resources to establish. We also rely on contract manufacturers with sole sourcing for certain RadiSys products. Alternative sources of manufacturing services for the RadiSys products could require significant time and resources to establish, including transitioning the products to be internally produced. In addition, any decline in the quality of components supplied by our vendors or products produced by our contracting manufacturing partners could adversely impact our reputation and business performance. We have been experiencing less than optimal service from one of our contract manufacturers. As a result, we are discontinuing our relationship with this contract manufacturer. We are currently working with our contract manufacturer partners to transition these products to alternate sites. However, we may incur additional and unanticipated expenses or delays which may have a material adverse effect on our business or our financial performance.
We have shifted the majority of our manufacturing to third party contract manufacturers and our inability to properly transfer our manufacturing or any failed or less than optimal execution on their behalf could adversely affect our revenues and profitability.

     We have traditionally manufactured a substantial portion of our products. To lower our costs and provide better value and more competitive products for our customers and to achieve higher levels of global fulfillment, we have shifted a significant amount of our manufacturing to third party contract manufacturers. At the end of 2005, our contract manufacturing partners were manufacturing approximately 80% of all of our unit volume. If we do not properly transfer our manufacturing expertise to these third party manufacturers or they fail to adequately perform, our revenues and profitability could be adversely affected. Among other things, inadequate performance from our contract manufacturers could include the production of products that do not meet our high quality standards or unanticipated scheduling delays in production and delivery or cause us to invest in additional internal resources as we lose productivity on other important projects. Additionally, inadequate performance by our contract manufacturers may result in higher than anticipated costs. We also rely on contract manufacturers as the sole suppliers of certain RadiSys products. For example, FoxConn produces certain products that we do not produce internally and that no other contract manufacturer produces for us. Alternative sources of supply for the RadiSys products that our contract manufacturers produce could be difficult to locate and/or it would require a significant amount of time and resources to establish an alternative supply line, including transitioning the products to be internally produced. We currently utilize several contract manufacturers for outsourced board and system production. We have been experiencing less than optimal service from one of our contract manufacturers. As a result, we are discontinuing our relationship with this contract manufacturer. We are currently working with our contract manufacturer partners to transition these products to alternate sites. However, we may incur additional and unanticipated expenses or delays which may have a material adverse effect on our business or financial performance.
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

  Item 4. Submission of Matters to a Vote of Security Holders
     At the Company’s Annual Meeting on May 16, 2006, the holders of the Company’s outstanding Common Stock took the actions described below. As of the record date for the Annual Meeting, 20,885,314 shares of Common Stock were issued and outstanding and entitled to vote.
1.	The shareholders elected each of C. Scott Gibson, Scott C. Grout, Ken J. Bradley, Richard J. Faubert, Dr. William W. Lattin, Kevin C. Melia, Carl W. Neun, and Lorene K Steffes to the Company’s Board of Directors, by the votes indicated below, to serve for the ensuing year.

Nominees	Votes Cast
C. Scott Gibson	19,545,815	Shares in favor
	121,874	Shares against or withheld
	—	Abstentions
	—	Broker nonvotes

Scott C. Grout	19,597,465	Shares in favor
	70,224	Shares against or withheld
	—	Abstentions
	—	Broker nonvotes

Ken J. Bradley	19,330,661	Shares in favor
	337,028	Shares against or withheld
	—	Abstentions
	—	Broker nonvotes

Richard J. Faubert	19,573,630	Shares in favor
	94,059	Shares against or withheld
	—	Abstentions
	—	Broker nonvotes

Dr. William W. Lattin	19,601,099	Shares in favor
	66,590	Shares against or withheld
	—	Abstentions
	—	Broker nonvotes

Kevin C. Melia	18,940,277	Shares in favor
	727,412	Shares against or withheld
	—	Abstentions
	—	Broker nonvotes

Carl W. Neun	18,935,976	Shares in favor
	731,713	Shares against or withheld
	—	Abstentions
	—	Broker nonvotes

Lorene K. Steffes	19,598,160	Shares in favor
	69,529	Shares against or withheld
	—	Abstentions
	—	Broker nonvotes
2.	The shareholders approved the ratification of the Audit Committee’s appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006.

19,493,069	Shares in favor
145,131	Shares against or withheld
29,489	Abstentions
—	Broker non-votes

Item 6. Exhibits
     (a) Exhibits

Exhibit
No	Description
2.1	Arrangement Agreement among RadiSys Corporation, Convedia Corporation and RadiSys Canada Inc., effective as of July 26, 2006. Incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 28, 2006, SEC File No. 0-26844.

10.1	Summary of Performance Goals and Business Criteria for Payment of Awards. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 28, 2006, SEC File No. 0-26844.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADISYS CORPORATION

Dated: August 4, 2006	By:	/s/ SCOTT C. GROUT

Scott C. Grout
President and Chief Executive Officer

Dated: August 4, 2006	By:	/s/ JULIA A. HARPER

Julia A. Harper
Vice President of Finance and
Administration
and Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Description
2.1	Arrangement Agreement among RadiSys Corporation, Convedia Corporation and RadiSys Canada Inc., effective as of July 26, 2006. Incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 28, 2006, SEC File No. 0-26844.

10.1	Summary of Performance Goals and Business Criteria for Payment of Awards. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 28, 2006, SEC File No. 0-26844.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.