Form 10-Q
period 2006-09-30
RADISYS CORP
filed 2006-11-03
CIK 873044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer☐
     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes ☐ No ☑
Number of shares of common stock outstanding as of November 1, 2006: 21,765,904

RADISYS CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
RADISYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$81,430	$74,856	$231,780	$198,329
Cost of sales	60,744	53,141	169,767	138,673

Gross margin	20,686	21,715	62,013	59,656
Research and development	10,381	7,390	30,222	22,213
Selling, general and administrative	10,414	7,613	28,103	22,575
Intangible assets amortization	1,508	513	1,969	1,539
In-process research and development charge	14,000	—	14,000	—
Restructuring and other charges (reversals)	—	(127)	(174)	1,001

Income (loss) from operations	(15,617)	6,326	(12,107)	12,328
Interest expense	(432)	(527)	(1,301)	(1,596)
Interest income	2,630	1,750	7,501	4,320
Other (expense) income, net	(32)	(147)	443	(613)

Income (loss) before income tax provision (benefit)	(13,451)	7,402	(5,464)	14,439
Income tax provision (benefit)	(121)	1,480	2,081	3,366

Net income (loss)	$(13,330)	$5,922	$(7,545)	$11,073

Net income (loss) per share:
Basic	$(0.62)	$0.29	$(0.36)	$0.55

Diluted	$(0.62)	$0.25	$(0.36)	$0.48

Weighted average shares outstanding:
Basic	21,336	20,266	21,019	20,012

Diluted	21,336	25,030	21,019	24,702

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,912	$90,055
Short-term investments, net	105,100	135,800
Accounts receivable, net	53,905	39,055
Other receivables	2,149	3,886
Inventories, net	21,329	21,629
Assets held for sale	2,105	—
Other current assets	4,717	2,426
Deferred tax assets	7,399	7,399

Total current assets	233,616	300,250
Property and equipment, net	12,716	13,576
Goodwill	67,415	27,463
Intangible assets, net	47,391	2,159
Long-term investments, net	9,997	—
Long-term deferred tax assets	20,279	21,634
Other assets	4,637	3,629

Total assets	$396,051	$368,711

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,280	$36,903
Accrued wages and bonuses	5,276	4,829
Accrued interest payable	532	224
Accrued restructuring	16	856
Convertible subordinated notes, net	2,407	—
Other accrued liabilities	11,242	8,279

Total current liabilities	72,753	51,091

Long-term liabilities:
Convertible senior notes, net	97,379	97,279
Convertible subordinated notes, net	—	2,498

Total long-term liabilities	97,379	99,777

Total liabilities	170,132	150,868

Shareholders’ equity:
Preferred stock — $.01 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock — no par value, 100,000 shares authorized; 21,699 and 20,703 shares issued and outstanding at September 30, 2006 and December 31, 2005	209,235	193,839
Retained earnings	12,730	20,275
Accumulated other comprehensive income:
Cumulative translation adjustments	3,954	3,729

Total shareholders’ equity	225,919	217,843

Total liabilities and shareholders’ equity	$396,051	$368,711

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, unaudited)

			Accumulated
			other			Total
	Common stock		comprehensive	Retained		comprehensive
	Shares	Amount	income (1)	earnings	Total	loss (2)
Balances, December 31, 2005	20,703	$193,839	$3,729	$20,275	$217,843
Shares issued pursuant to benefit plans	876	10,931	—	—	10,931	$—
Stock-based compensation associated with employee benefit plans	—	4,465	—	—	4,465
Restricted stock granted, net	120	—	—	—	—
Translation adjustments	—	—	225	—	225	225
Net loss for the period	—	—	—	(7,545)	(7,545)	(7,545)

Balances, September 30, 2006	21,699	$209,235	$3,954	$12,730	$225,919

Comprehensive loss, for the nine months ended September 30, 2006						$(7,320)

(1)	Income taxes are not provided for foreign currency translation adjustments.

(2)	For the three months ended September 30, 2006, other comprehensive loss amounted to $13.3 million and consisted of the net loss for the period of $13.3 million and net losses from translation adjustments of $7 thousand. For the three months ended September 30, 2005, other comprehensive income amounted to $6.0 million and consisted of the net income for the period of $5.9 million and net gains from translation adjustments of $30 thousand. For the nine months ended September 30, 2005, other comprehensive income amounted to $10.8 million and consisted of net income for the period of $11.1 million and net losses from translation adjustments of $200 thousand.
The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Nine months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(7,545)	$11,073
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,155	6,087
In-process research and development charge	14,000	—
Inventory valuation allowance	3,505	2,847
Deferred income taxes	1,667	495
Stock-based compensation expense	4,465	131
Tax benefit of stock-based benefit plans	—	2,196
Other	(95)	(548)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(12,898)	(4,991)
Other receivables	1,788	(1,194)
Inventories	(642)	552
Other current assets	(629)	1,174
Accounts payable	15,140	8,934
Accrued restructuring	(859)	(507)
Accrued interest payable	308	199
Accrued wages and bonuses	(496)	(1,329)
Other accrued liabilities	2,006	292

Net cash provided by operating activities	25,870	25,411

Cash flows from investing activities:
Proceeds from sale or maturity of held-to-maturity investments	39,750	45,600
Purchase of held-to-maturity investments	(9,997)	(36,499)
Proceeds from sale of maturity of auction rate securities	113,900	29,400
Purchase of auction rate securities	(122,950)	(61,950)
Capital expenditures	(4,098)	(4,218)
Acquisition of Convedia, net of cash acquired	(106,300)	—
Other	(449)	(29)

Net cash used in investing activities	(90,144)	(27,696)

Cash flows from financing activities:
Early extinguishments of convertible subordinated notes	(100)	(1,115)
Proceeds from issuance of common stock	10,931	7,453

Net cash provided by financing activities	10,831	6,338

Effects of exchange rate changes on cash	300	(873)

Net increase (decrease) in cash and cash equivalents	(53,143)	3,180
Cash and cash equivalents, beginning of period	90,055	80,566

Cash and cash equivalents, end of period	$36,912	$83,746

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Significant Accounting Policies
          RadiSys Corporation (the “Company” or “RadiSys”) has adhered to the accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2005 in preparing the accompanying interim Consolidated Financial Statements. The preparation of these statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Additionally, the accompanying financial data as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
          The financial information included herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for interim periods.
          For the three and nine month periods ended September 30, 2006, other than the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), there have been no changes to these accounting policies.
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
     Adverse Purchase Commitments
          The Company is contractually obligated to reimburse its contract manufacturers for the cost of excess inventory used in the manufacture of the Company’s products, for which there is no alternative use. Estimates for adverse purchase commitments are derived from reports received on a quarterly basis from the Company’s contract manufacturers. Increases to this liability are charged to cost of goods sold. When and if the Company takes possession of inventory reserved for in this liability, the liability is transferred from other liabilities to our excess and obsolete inventory valuation allowance. This liability, referred to as adverse purchase commitments, is provided for in other accrued liabilities in the accompanying balance sheets. Adverse purchase commitments amounted to $1.5 million and $828 thousand at September 30, 2006 and December 31, 2005, respectively. For the nine months ended

September 30, 2006 and 2005 the Company recorded a net provision for adverse purchase commitments of $1.0 million and $555 thousand, respectively.
     Accrued Restructuring and Other Charges
          Financial Accounting Standard Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” requires that liabilities for costs associated with exit or disposal activities be recognized and measured initially at fair value in the period in which the liabilities are incurred. For the nine months ended September 30, 2006 and 2005 the Company recorded non-severance related restructuring and other charges in accordance with the provisions of SFAS No. 146. Because the Company has a history of paying severance benefits, the cost of severance benefits associated with a restructuring charge is recorded when such costs are probable and the amount can be reasonably estimated.
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
          As permitted under Oregon law, the Company has agreements whereby it indemnifies its officers, directors and certain finance employees for certain events or occurrences while the officer, director or employee is or was serving in such capacity at the request of the Company. The term of the indemnification period is for the officer’s, director’s or employee’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2006.
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

          The following is a summary of the change in the Company’s warranty liability for the nine months ended September 30, 2006 and 2005 (in thousands):

	For the Nine months
	Ended September 30,
	2006	2005
Warranty liability balance, beginning of the period	$2,124	$1,719
Product warranty accruals	2,887	2,360
Utilization of accrual	(2,940)	(2,188)

Warranty liability balance, end of the period	$2,071	$1,891

          The warranty liability balance is included in other accrued liabilities in the accompanying Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005. The Company offers fixed price support or maintenance contracts to some customers. Revenues from fixed price support or maintenance contracts were not significant to the Company’s operations for the periods reported.
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
          In June 2006, the Emerging Issues Task Force issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-3) to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to this Issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006. The Company is currently assessing the impact, if any, that the adoption of this EITF will have on its financial statements.
          In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The Company does not expect the adoption of SAB 108 to have a material impact on its financial condition or results of operations.
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
     Stock Options, Restricted Shares and Restricted Stock Units
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
          On March 1, 2005, the Compensation and Development Committee (the “Compensation Committee) of the Board of Directors approved the form of the restricted share agreement to be used in connection with restricted stock awards to be granted to employees of the Company under the terms of the Company’s 1995 Stock Incentive Plan. The agreement provides, among other things, that 33% of the shares vest each year following the date of the grant.
          In connection with the acquisition of Convedia Corporation (“Convedia”) described in Note 13, on August 31, 2006, the Compensation Committee of the Board of Directors adopted the RadiSys Corporation Stock Plan for Convedia Employees (“ Convedia Plan”). The Convedia Plan was adopted without shareholder approval in reliance upon the exception provided under Nasdaq Marketplace Rule 4350(i)(1)(A)(iv) relating to awards granted in connection with an acquisition and in connection with the hiring of new employees. The Plan became effective as of September 1, 2006 (the “Effective Date”). The Convedia Plan permits the granting of stock options, restricted stock and restricted stock units. The maximum number of shares of common stock with respect to which awards may be granted is 365,000 shares (subject to adjustment in accordance with the Convedia Plan). In order to comply with Nasdaq Marketplace Rule 4350, the awards may only be granted to employees transferred from Convedia in connection with the acquisition of Convedia and in connection with the future hiring of new employees of Convedia. The Convedia Plan provides that the Compensation Committee will determine the option price at which common stock may be purchased, but the price will not be less than the fair market value of the common stock on the date the option is granted. The Compensation Committee will determine the term of each option, but no option will be exercisable more than 10 years after the date of grant. The vesting of restricted stock or restricted stock units may be conditioned upon the completion of a specified period of employment, upon attainment of specified performance goals and/or upon such other criteria as the Compensation Committee determines.

          The table below summarizes the activities related to the Company’s stock plans (in thousands, except weighted average exercise prices):

				Weighted
				Average
	Shares	Stock Options		Remaining	Aggregate
	Available for	Outstanding		Contractual	Intrinsic
	Grant	Number	Average Price	Life (Years)	Value
Balance, December 31, 2005	1,545	3,376	$16.66

Options granted	(630)	630	$21.50
Restricted shares granted	(132)	—	—
Restricted stock units granted	(132)	—	—
Options forfeited	47	(47)	$16.89
Options expired	166	(166)	$20.65
Restricted shares canceled	4	—	—
Restricted shares repurchased	8	—	—
Options exercised	—	(653)	$12.48

Balance, September 30, 2006	876	3,140	$18.29	4.76	$13,244

Vested and expected to vest, September 30, 2006		3,083	$18.25	4.75	$13,119

Vested at September 30, 2006		2,091	$17.96	3.91	$10,379

          The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing price of RadiSys shares as quoted on the Nasdaq Global Select Market for September 30, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. The intrinsic value changes based on the fair market value of RadiSys stock. Total intrinsic value of options exercised for the three and nine months ended September 30, 2006 was $2.1 million and $5.9 million, respectively.
     Employee Stock Purchase Plan
          In December 1995, the Company established an Employee Stock Purchase Plan (“ESPP”). All employees of RadiSys and its subsidiaries, who customarily work 20 or more hours per week, including all officers, are eligible to participate in the ESPP. Separate offerings of common stock to eligible employees under the ESPP (an “Offering”) commence on February 15, May 15, August 15 and November 15 of each calendar year (the “Enrollment Dates”) and continue for a period of 18 months. Multiple separate Offerings are in operation under the ESPP at any given time. An employee may participate in only one Offering at a time and may purchase shares only through payroll deductions permitted under the provisions stipulated by the ESPP. The purchase price is the lesser of 85% of the fair market value of the common stock on date of grant or that of the purchase date (“look-back feature”). Pursuant to the provisions of the ESPP, as amended, the Company is authorized to issue up to 4,150,000 shares of common stock under the ESPP. For the nine months ended September 30, 2006 the Company issued 222,961 shares under the ESPP. At September 30 2006, 1,354,245 shares are available for issuance under the ESPP.
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

     In 2004, in an effort to reduce the amount of stock-based compensation expense that the Company would include in its financial statements after the effective date of SFAS 123R or January 1, 2006, the Compensation Committee of the Board of Directors approved an acceleration of vesting of those non-director employee stock options with an option price greater than $15.99, which was greater than the fair market value of the shares on that date ($14.23). Approximately 1.1 million options with varying remaining vesting schedules were subject to the acceleration and became immediately exercisable. Historically the Company has not accelerated the vesting of employee stock options. As a result of the acceleration, the Company reduced the stock-based compensation expense that it will include in net income after January 1, 2006. Included in the pro forma stock-based compensation expense for fiscal year 2004 was $6.1 million associated with the acceleration, net of related tax effects. As a result of the acceleration, the Company estimates that stock-based compensation expense, net of related tax effects, was reduced by approximately $451 thousand and $1.4 million in the three and nine months ended September 30, 2006, respectively, and estimates a reduction of approximately $1.8 million for fiscal year 2006 and approximately $214 thousand for fiscal year 2007.
     In an effort to further reduce the impact of SFAS 123R, based on Board of Director approval received on March 1, 2005, the Company changed its equity instrument compensation structure such that it has reduced the total number of options granted to employees and the number of employees who receive stock-based employee benefit plan awards.
     As a result of adopting SFAS 123R, income before income taxes for the three and nine months ended September 30, 2006 was $1.8 million and $4.5 million lower, respectively, and net income for the three and nine months ended September 30, 2006 was $1.3 million and $3.4 million lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted loss per share for the three and nine months ended September 30, 2006 was $0.06 and for the nine months ended September 30, 2006 was $0.16. In addition, prior to the adoption of SFAS 123R, the Company presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options will be classified as financing cash flows when realized as a reduction of cash taxes owed.
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
     As part of its SFAS 123R adoption, the Company also examined its historical pattern of option exercises in an effort to determine if there were any discernable activity patterns based on certain employee populations. From this analysis, the Company identified three employee populations. The expected term computation is based on historical vested option exercise and post-vest forfeiture patterns and included an estimate of the expected term for options that were fully vested and outstanding at September 30, 2006, for each of the three populations identified. The estimate of the expected term for options that were fully vested and outstanding at September 30, 2006 was determined as the midpoint of a range of estimated expected terms determined as follows: the low end of the range assumes the fully vested and outstanding options settle on September 30, 2006 and the high end of the range assumes that these options expire upon contractual term. The risk free interest rate is based on the U.S. Treasury constant maturities in effect at the time of grant for the expected term of the option or share.
     The Company computed the grant date fair value of options and ESPP shares granted during the three and nine months ended September 30, 2006 and 2005, using the Black-Scholes option pricing model with the following weighted-average assumptions:

			ESPP Shares Granted in the
	Options Granted in the Three		Three Months
	Months ended September 30,		Ended September 30,
	2006	2005	2006	2005
Expected term (in years)	3.8	4.3	1.5	1.5
Interest rate	4.91%	3.98%	5.11%	3.86%
Volatility	53%	64%	31%	66%
Dividend yield	—	—	—	—

			ESPP Shares Granted in the
	Options Granted in the Nine		Nine months
	Months ended September 30,		Ended September 30,
	2006	2005	2006	2005
Expected term (in years)	4.0	4.2	1.5	1.5
Interest rate	4.97%	3.77%	4.71%	3.31%
Volatility	57%	64%	43%	63%
Dividend yield	—	—	—	—
     For the three months ended September 30, 2006 and 2005, the total value of the options granted was approximately $2.1 million and $657 thousand, respectively. For the nine months ended September 30, 2006 and 2005, the total value of the options granted was approximately $6.5 million and $6.9 million, respectively. For the three months ended September 30, 2006 and 2005 the weighted-average valuation per option granted was $10.45 and $9.45, respectively. For the nine months ended September 30, 2006 and 2005 the weighted-average valuation per option granted was $10.36 and $7.81, respectively. The total estimated value associated with ESPP shares to be granted under enrollment periods beginning in the three months ended September 30, 2006 and 2005 was $54 thousand and $84 thousand, respectively. The total estimated value associated with ESPP shares to be granted under enrollment periods beginning in the nine months ended September 30, 2006 and 2005 was $1.8 million and $249 thousand, respectively.
     The table below summarizes the activities related to the Company’s unvested restricted share and restricted stock unit grants (in thousands; except weighted-average grant date fair values):

		Weighted-Average
	Restricted	Grant Date
	Shares	Fair Value
Balance, December 31, 2005	95	$16.67
Shares and stock units granted	264	22.17
Shares and stock units vested	(22)	15.95
Shares and stock units canceled	(4)	18.52

Balance, September 30, 2006	333	$21.04

     The Company expects that approximately 298 thousand of the balance of restricted shares and restricted stock units at September 30, 2006 will vest. According to the Restricted Stock Grant Agreement, upon the vesting dates, the holder of the restricted stock unit grant shall be issued a number of shares equal to the number of restricted stock units which have vested.

     The pro forma table below reflects net income and basic and diluted net income per share for the three and nine months ended September 30, 2005 had RadiSys accounted for these plans in accordance with SFAS No. 123R, as follows (in thousands, except per share amounts):

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2005	September 30, 2005
Net income	$5,922	$11,073
Add: Stock-based compensation expense included in reported net income, net of related tax effects	62	81
Deduct: Stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(904)	(2,350)

Pro forma net income	$5,080	$8,804

Net income per share:
Basic	$0.29	$0.55

Diluted	$0.25	$0.48

Pro forma basic	$0.25	$0.44

Pro forma diluted	$0.21	$0.39

     For the three and nine months ended September 30, 2006, stock-based compensation under SFAS 123R was recognized and allocated as follows (in thousands):

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2006	September 30, 2006
Cost of sales	$224	$640
Research and development	452	1,203
Selling, general and administrative	1,098	2,622

	1,774	4,465
Income tax benefit	(441)	(1,113)

Total stock-based compensation expense after, income tax benefit	$1,333	$3,352

     For the three months ended September 30, 2006, stock-based compensation associated with stock options, restricted stock and ESPP shares amounted to $1.1 million, $391 thousand and $332 thousand, respectively. For the nine months ended September 30, 2006, stock-based compensation associated with stock options, restricted stock and ESPP shares amounted to $2.6 million, $775 thousand and $1.1 million, respectively.
     As of September 30, 2006, $8.9 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.19 years. As of September 30, 2006, $6.0 million of unrecognized stock-based compensation expense related to unvested restricted shares is expected to be recognized over a weighted-average period of 2.70 years.
Note 3 — Investments
     Short-term and long-term investments consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Short-term held-to-maturity investments	$—	$39,750

Short-term available-for-sale investments	$105,100	$96,050

Long-term held-to-maturity investments	$9,997	$—

     The Company invests excess cash in debt instruments of the U.S. Government and its agencies, those of high-quality corporate issuers and municipalities. The Company’s investments in the debt instruments of municipalities primarily consist of investments in auction rate securities. Auction rate securities have been classified as available-for-sale short-term investments. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income. For the three and nine months ended September 30, 2006 and 2005, the Company did not recognize any gains or losses on the sale of available-for-sale investments as the fair value of these investments approximated their carrying value. The Company incurred no unrealized gains or losses on investments classified as available-for-sale as of September 30, 2006 or December 31, 2005. The Company’s investment policy requires that the total investment portfolio, including cash and investments, not exceed a maximum weighted-average maturity of 18 months. In addition, the policy mandates that an individual investment must have a maturity of less than 36 months, with no more than 20% of the total portfolio exceeding 24 months. As of September 30, 2006, the Company was in compliance with its investment policy.
Note 4 — Accounts Receivable and Other Receivables
     Accounts receivable consists of trade accounts receivable. Accounts receivable balances consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Accounts receivable, gross	$54,963	$39,931
Less: allowance for doubtful accounts	(1,058)	(876)

Accounts receivable, net	$53,905	$39,055

     The Company recorded a $200 thousand provision for allowance for doubtful accounts during the nine months ended September 30, 2006 and 2005.
     As of September 30, 2006 and December 31, 2005 the balance in other receivables was $2.1 million and $3.9 million, respectively. Other receivables consisted primarily of non-trade receivables including receivables for inventory sold to our contract manufacturing partners and sub-lease billings. Sales to the Company’s contract manufacturing partners are based on terms and conditions similar to the terms offered to the Company’s regular customers. There is no revenue recorded associated with non-trade receivables.
Note 5 — Inventories
     Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Raw materials	$19,306	$20,790
Work-in-process	2,601	2,282
Finished goods	7,100	5,829

	29,007	28,901
Less: inventory valuation allowance	(7,678)	(7,272)

Inventories, net	$21,329	$21,629

     During the three months ended September 30, 2006 and 2005, the Company recorded provisions for excess and obsolete inventory of $1.2 million and $1.4 million, respectively. During the nine months ended September 30, 2006 and 2005, the Company recorded provisions for excess and obsolete inventory of $3.5 million and $2.8 million, respectively.
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

Note 7 — Accrued Restructuring and Other Charges
          Accrued restructuring and other charges consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Second quarter 2005 restructuring charge	$16	$803
Fourth quarter 2001 restructuring charge	—	20
Other	—	33

Total	$16	$856

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
          The following table summarizes the changes to the second quarter 2005 restructuring costs (in thousands):

Employee
Termination and
Related Costs
Restructuring and other costs	$1,108
Additions	219
Expenditures	(355)
Reversals	(169)

Balance accrued as of December 31, 2005	803

Additions	93
Expenditures	(540)
Reversals	(44)

Balance accrued as of March 31, 2006	312

Additions	—
Expenditures	(53)
Reversals	(233)

Balance accrued as of June 30, 2006	$26

Additions	—
Expenditures	(10)
Reversals	—

Balance accrued as of September 30, 2006	$16

          Employee termination and related costs include severance and other related separation costs. Additions to the original accrual were primarily attributable to the additional retention bonuses and related expenses for employment terminations that were expected to occur later in 2006. During the second quarter of 2006, the Company announced that it was discontinuing its relationship with one of its contract manufacturers. The Company has also experienced delays in outsourcing its additional manufacturing operations. As a result, the Company determined that all future employment terminations that were originally included in the second quarter 2005 restructuring event would not occur in the near term and the associated liability was reversed in the second quarter of 2006. During the third quarter of 2006, the Company terminated one employee. The balance of the accrual relates to one employment termination that will still occur according to the plan. The Company anticipates payment against the remainder of the liability to be completed in January 2007.

     Fourth Quarter 2001 Restructuring
          The accrual amount remaining as of December 31, 2005 represents lease obligations relating to the facilities in Boca Raton, Florida which were paid in January 2006.
Note 8 — Short-Term Borrowings
          During the quarter ended March 31, 2006, the Company transferred its line of credit facility from its commercial bank to an investment bank, for $20.0 million at an interest rate based on the 30-day London Inter-Bank Offered Rate (“LIBOR”) plus 0.75%. The line of credit is collateralized by the Company’s non-equity investments. At September 30, 2006, the Company had a standby letter of credit outstanding related to one of its medical insurance carriers for $105 thousand. The market value of non-equity investments must exceed 125.0% of the borrowed facility amount, and the investments must meet specified investment grade ratings.
          As of September 30, 2006 and December 31, 2005, there were no outstanding balances on the line of credit or any draws under the standby letter of credit and the Company was in compliance with all debt covenants.
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
          As of September 30, 2006 and December 31, 2005 the Company had outstanding convertible senior notes with a face value of $100 million and $100 million, respectively. As of September 30, 2006 and December 31, 2005 the book value of the convertible senior notes was $97.4 million and $97.3 million, respectively, net of unamortized discount of $2.6 million and $2.7 million, respectively. Amortization of the discount on the convertible senior notes was $33 thousand and $33 thousand for the three months ended September 30, 2006 and 2005, respectively. Amortization of the discount on the convertible senior notes was $100 thousand and $98 thousand for the nine months ended September 30, 2006 and 2005, respectively. The estimated fair value of the convertible senior notes was $104.3 million and $93.5 million at September 30, 2006 and December 31, 2005, respectively.
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
     In the three months ended September 30, 2006, the Company repurchased $100 thousand principal amount of the convertible subordinated notes at face value for a loss of $1 thousand.
     As of September 30, 2006 and December 31, 2005 the Company had outstanding convertible subordinated notes with a face value of $2.4 million and $2.5 million, respectively. As of September 30, 2006 and December 31, 2005 the book value of the convertible subordinated notes was $2.4 million and $2.5 million, respectively, net of amortized discount of $11 thousand and $20 thousand, respectively. Amortization of the discount on the convertible subordinated notes was $3 thousand and $10 thousand for the three months ended September 30, 2006 and 2005, respectively and $9 thousand and $31 thousand for the nine months ended September 30, 2006 and 2005, respectively. The estimated fair value of the convertible subordinated notes was $2.4 million and $2.5 million at September 30, 2006 and December 31, 2005, respectively.
     As of September 30, 2006 the convertible subordinated notes are classified as a short-term liability as it is payable in August 2007.
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
     The aggregate maturities of long-term liabilities for each of the years in the five year period ending December 31, 2010 and thereafter are as follows (in thousands):

	Convertible	Convertible
	Senior	Subordinated
For the Years Ending December 31,	Notes	Notes
2006 (remaining three months)	$—	$—
2007	—	—
2008 (A)	100,000	—
2009	—	—
2010	—	—
Thereafter	—	—

	100,000	—
Less: unamortized discount	(2,621)	(11)
Less: current portion	—	2,418

Long-term liabilities	$97,379	$2,407

(A)	On or after November 15, 2008, the Company may redeem the Convertible Senior Notes at any time. On November 15, 2008, November 15, 2013, and November 15, 2018, holders of the convertible senior notes will have the right to require the Company to purchase, in cash, all or any part of the notes held by such holder at a purchase price equal to 100% of the principal amount of the notes being purchased, together with accrued and unpaid interest and additional interest, if any, up to but excluding the purchase date.

Note 10 — Basic and Diluted Income per Share
     A reconciliation of the numerator and the denominator used to calculate basic and diluted income per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator — Basic
Net income, basic	$(13,330)	$5,922	$(7,545)	$11,073

Numerator — Diluted
Net income, basic	(13,330)	5,922	(7,545)	11,073
Interest on convertible notes, net of tax benefit (A)	—	242	—	727

Net income, diluted	$(13,330)	$6,164	$(7,545)	$11,800

Denominator — Basic
Weighted average shares used to calculate income per share , basic	21,336	20,266	21,019	20,012

Denominator — Diluted
Weighted average shares used to calculate income per share , basic	21,336	20,266	21,019	20,012
Effect of convertible notes (A)	—	4,243	—	4,243
Effect of dilutive stock options, ESPP, and unvested restricted stock (B)	—	521	—	447

Weighted average shares used to calculate income per share , diluted	21,336	25,030	21,019	24,702

Net income per share:
Basic	$(0.62)	$0.29	$(0.36)	$0.55

Diluted (A)	$(0.62)	$0.25	$(0.36)	$0.48

(A)	Interest on convertible subordinated notes and related as-if converted shares were excluded from the calculation as the effect would be anti-dilutive. For the three and nine months ended September 30, 2005, the total number of as-if converted shares excluded from the calculation associated with the convertible subordinated notes was 131 thousand and 135 thousand, respectively. For the three and nine months ended September 30, 2006 as-if converted shares were excluded from the calculation associated with the convertible subordinated notes as the effect would be anti-dilutive.

(B)	For the three and nine months ended September 30, 2005, options amounting to 1.4 million and 2.1 million, respectively, were excluded from the calculation as the effect would be anti-dilutive. For the three and nine months ended September 30, 2006, options amounting to 3.1 million were excluded from the calculation as the effect would be anti-dilutive.
Note 11 — Income Taxes
     The Company’s effective tax rate for the three and nine months ended September 30, 2006 and 2005, respectively, differs from the statutory rate primarily due to the benefits of lower tax rates on earnings of foreign subsidiaries, the adoption of SFAS 123R, the amortization of goodwill for tax purposes, the discrete item related to certain state tax refunds and certain tax benefits on export sales, and the impact of non-deductible in-process research and development associated with the Convedia acquisition. Our effective tax rate for the year ended December 31, 2005 included the tax impact of a decrease in valuation allowance of $9.1 million primarily attributable to a projected increase in future utilization of general business tax credits and certain net operating loss carryforwards.
     The adoption of SFAS 123R related to the expensing of stock options will create differences in book and taxable income on both a permanent and temporary basis. We are projecting a permanent difference of approximately $1.0 million tax impact attributable to statutory options and stock option expense related to all non U.S. employees for the year ending 2006. The annual effective tax rate impact for this permanent difference is projected to be approximately (7.1)%.
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
     The Company is one operating segment according to the provisions of SFAS No. 131.

          Revenues on a product and services basis are as follows (in thousands):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Hardware	$78,471	$72,877	$223,967	$192,527
Software royalties and licenses	1,322	1,050	3,532	3,289
Software maintenance	270	592	1,209	1,396
Engineering and other services	1,367	337	3,072	1,117

Total revenues	$81,430	$74,856	$231,780	$198,329

          Generally, the Company’s customers are not the end-users of its products. The Company ultimately derives its revenues from two end markets as follows (in thousands):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Communications Networking	$61,185	$57,851	$175,430	$147,596
Commercial Systems	20,245	17,005	56,350	50,733

Total revenues	$81,430	$74,856	$231,780	$198,329

Information about the Company’s geographic revenues and long-lived assets by geographical area is as follows (in thousands):
     Geographic Revenues

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2006	2005	2006	2005
United States	$23,459	$19,330	$64,744	$61,925
Other North America	2,693	2,932	8,407	10,189

North America	26,152	22,262	73,151	72,114
Europe, the Middle East and Africa (“EMEA”)	42,530	39,645	113,766	101,469
Asia Pacific	12,748	12,949	44,863	24,746

Total	$81,430	$74,856	$231,780	$198,329

     Long-lived assets by Geographic Area

	September 30	December 31,
	2006	2005
Property and equipment, net
United States	$9,580	$11,372
Other North America	999	—
EMEA	160	170
Asia Pacific	1,977	2,034

Total	$12,716	$13,576

Goodwill
United States	$27,463	$27,463
Other North America	39,952	—

Total	$67,415	$27,463

Intangible assets, net
United States	$1,566	$2,159
Other North America	20,779	—
EMEA	25,046	—

Total	$47,391	$2,159

     For the three and nine months ended September 30, 2006 and 2005 the following customers accounted for more than 10% of total revenues. These customers accounted for the following percentages of total revenue:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Nokia	43.3%	44.0%	44.9%	36.6%
Nortel	*	13.0%	*	15.1%

*	Accounted for less than 10% of total revenue for the period.
     As of September 30, 2006 and December 31, 2005 the following customers accounted for more than 10% of accounts receivable. These customers accounted for the following percentages of accounts receivable:

	September 30,	December 31,
	2006	2005
Nokia	41.2%	32.3%
Nortel	*	12.9%

*	Accounted for less than 10% of accounts receivable.
Note 13 — Acquisition of Convedia
     On September 1, 2006, RadiSys completed the acquisition (the “Acquisition”) of all of the capital stock of Convedia for approximately $105 million in cash at closing (“Initial Consideration”). Up to an additional $10 million in cash (the “Final Consideration”) is payable based on a contingent payment formula tied to achieving certain profitability goals during the twelve-month period which began on October 1, 2006 (“Contingent Payment Provision”). The total preliminary purchase price of the acquisition which consists of the Initial Consideration and the estimated direct acquisition-related expenses (“Preliminary Purchase Price”) is currently estimated to be approximately $111.2 million and has been accounted for as a purchase business combination under Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). The Final Consideration and any associated direct expenses will be recorded as additional goodwill when the Contingent Payment Provision is determinable beyond a reasonable doubt.
     Preliminary Purchase Price Allocation
     In accordance with the purchase method of accounting as prescribed by SFAS 141 the Company allocated the Preliminary Purchase Price to the net tangible and identifiable intangibles assets, based on their estimated fair values. Until the Final Consideration and any associated direct expenses are determinable beyond a reasonable doubt, the purchase price allocation is preliminary and subject to adjustment. Additionally, the Company has currently not identified any material pre-acquisition contingencies where a liability is probable and the amount of the liability can be reasonably estimated. If information becomes available to the Company prior to the end of the purchase price allocation period or one year from the acquisition date, which would indicate that it is probable that such contingencies had existed and the amounts can be reasonably estimated, such items will be included in the final purchase price allocation. The Preliminary Purchase Price has been allocated as follows (in thousands):

September 1, 2006
Fair value of tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$4,874
Accounts receivable, net	2,027
Other receivables	51
Inventories, net	2,546
Deferred tax assets, current	3,606
Other current assets	672
Property and equipment, net	923
Long-term deferred tax assets	5,768
Other assets	531
Accounts payable	(1,228)
Accrued wages and bonuses	(921)
Other accrued liabilities	(1,839)
Deferred tax liabilities	(3,606)
Long-term deferred tax liabilities	(5,456)

7,948
Deferred compensation	1,874
Identifiable intangible assets	47,400
In-process research and development charges	14,000
Goodwill	39,952

Total preliminary purchase price	$111,174

     Deferred Compensation
     According to the terms of the Acquisition Agreement, all outstanding Convedia stock options vested and were considered exercised immediately upon closing or September 1, 2006. The proceeds of which would be distributed as follows: 75% of the purchase price per share less the exercise price was paid to the option holder at closing or September 1, 2006 and the remaining 25% is to be paid in full to those Convedia employees still employed by RadiSys after one year of service. The 75% paid at the time of the acquisition is included in the purchase price and is allocated to goodwill. The remaining 25% is recorded as deferred compensation and amortized through the Statement of Operations for the life of the asset (one year).
     Identifiable intangible assets
     The fair value of the acquired identifiable intangible assets, which are subject to amortization, was determined using the income approach. The following table sets forth the components of these other intangible assets and their weighted average estimated useful lives (in thousands):

		Weighted Average
	Preliminary	Remaining Useful
	Fair Value	Life (in years)
Core and developed technology	35,900	3.0
Trademark and tradename	2,900	4.9
Customer-related intangible	8,200	2.4
Backlog	400	0.2

Total acquired identifiable intangible assets	$47,400

     In-process research and development
     In-process research and development (“IPR&D”) represents Convedia research and development projects that had not reached technological feasibility and had no alternative future use when acquired but had been developed to a point where there was value associated with them in relation to potential future revenue. Using the income approach to value the IPR&D, RadiSys determined that $14.0 million of the purchase price represents purchased in-process technology. Because technological feasibility was not yet proven and no alternative future uses were believed to exist for the in-process technologies, the assigned value was expensed immediately upon the closing date of the acquisition.

     The fair value underlying the $14.0 million assigned to acquired IPR&D from the Convedia acquisition (recognized in the third quarter of 2006) was determined by identifying research projects in areas for which technological feasibility had not been established and there were no alternative future uses. The acquired IPR&D consisted of next generation media server products and was approximately 75% complete and estimated to be completed by January 2007 at an estimated cost of $843 thousand. In addition, this technology along with subsequently developed technology is being integrated into other new products expected to be completed in 2008. There has been no material change in the estimated cost of these projects.
     The fair value of IPR&D was determined by an income approach where fair value is the present value of projected net free cash flows that will be generated by the products incorporating the acquired technologies under development, assuming they are successfully completed. The estimated net free cash flows generated by the products over a 7 year period was discounted at a rate of 22% which was based on the weighted average cost capital and reflected the stage of completion and the technical risks associated with achieving technological feasibility. Other factors considered were the inherent uncertainties in future revenue estimates from technology investments including the uncertainty surrounding the successful development of the IPR&D, the useful life of the technology and the profitability levels of the technology. The estimated net cash flows from these products were based on estimates of related revenues, cost of sales, research and development costs, selling, general and administrative costs, asset requirements and income taxes. The stage of completion of the products at the date of the acquisition were estimated based on research and developments costs that had been expended as of the date of acquisition as compared to total research and development costs expected at completion. The percentages derived from this calculation were then applied to the net present value of future cash flows to determine the IPR&D charge. The nature of the efforts to develop the in-process technology into commercially viable products principally related to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specification, including function, features and technical performance requirements. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur or that the Company will realize any anticipated benefits of the acquisition. The risks associated with IPR&D are considered high and no assurance can be made that these products will generate any benefit or meet market expectations.
     To the extent that estimated completion dates are not met, the risk of competitive product introduction is greater and revenue opportunity may be permanently lost.
     Taxes
     The Company allocated a portion of the Preliminary Purchase Price to identifiable intangible assets, which are subject to amortization. The goodwill and amortization expense associated with the identifiable intangible assets are not deductible for tax purposes. As a result, the Company recorded $9.1 million in deferred tax liabilities.
     Pro forma financial information
     The pro forma financial information for the three and nine months ended September 30, 2006 and 2005 combine the historical RadiSys and Convedia statements of operations as if the Acquisition had been completed at the beginning of each fiscal year being presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented. The pro forma financial information for the three and nine months ended September 30, 2006 includes adjustments to amortization on acquired intangibles and adjustments to tax related effects on the acquisition
     The pro forma financial information for the three and nine months ended September 30, 2006 combines RadiSys’ consolidated statements of operations for the three and nine months ended September 30, 2006 with Convedia’s consolidated statements of operations for the two and eight months ended August 31, 2006, respectively. Convedia’s fiscal year ended on March 31, 2006; as a result, the pro forma financial information for the three and nine months ended September 30, 2005 combines RadiSys’ consolidated statement of operations for the three and nine months ended September 30, 2005 with Convedia’s consolidated statement of operations for the three and nine months ended December 31, 2005, respectively.

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Total revenues	$84,780	$78,344	$244,533	$207,913
Net income (loss)	$(23,367)	$1,107	$(27,178)	$(3,562)
Basic net income (loss) per share	$(1.10)	$0.05	$(1.29)	$(0.18)
Diluted net income (loss) per share	$(1.10)	$0.05	$(1.29)	$(0.18)
     Included in the net loss for the three and nine months ended September 30, 2006 is $7.2 million of stock-based compensation expense associated with the acceleration of the Convedia stock options as of the date of the acquisition. According to the terms of the Acquisition Agreement, all outstanding Convedia stock options vested and considered exercised immediately upon closing or September 1, 2006. Historically Convedia had not accelerated the vesting of employee stock options.
Note 14 — Legal Proceedings
     In the normal course of business, the Company periodically becomes involved in litigation. As of September 30, 2006, in the opinion of management, RadiSys had no pending litigation that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Note 15 — Subsequent Events
     On October 26, 2006, the Company announced Julia A. Harper will be assuming a new role within the Company as Vice President of Corporate Operations on November 6, 2006. Brian Bronson, currently Vice President of Finance and Business Development of the Company, will succeed Ms. Harper and become the Company’s Chief Financial Officer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction and Overview
     RadiSys is a leading provider of advanced solutions for the communications networking and commercial systems markets. Through innovative product planning, intimate customer collaboration, and combining innovative technologies and industry leading architecture, we help original equipment manufacturers (“OEMs”), systems integrators and solution providers bring better products to market faster and more economically. Our products include embedded boards, application enabling platforms and turn-key systems, which are used in today’s complex computing, processing and network intensive applications.
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
Our Markets
     We provide application enabling solutions to the following two distinct markets:
•	Communications Networking — The communications networking market consists primarily of networking infrastructure and applications for deployment in carrier and enterprise networks. The carrier infrastructure market includes wireless, IMS and VOIP systems used in voice, video and data centric solutions that are deployed into public networks. Applications in this market include 2, 2.5 and 3G wireless infrastructure products, IP media server platforms, packet based switches and unified messaging solutions. The enterprise infrastructure market includes embedded compute, media processing and network systems used in private enterprise IT infrastructure. Enterprise networking consists of a variety of applications including IP-based Private Branch Exchange (“PBX”) systems, voice messaging, multimedia conferencing, data centers, network access, security and switching applications.

•	Commercial Systems — The commercial systems market includes the following sub-markets: medical systems, test and measurement equipment, transaction terminals and industrial automation equipment. Examples of products which incorporate our commercial embedded solutions include ultrasound equipment, immunodiagnostics and hematology systems, CAT Scan (“CT”) imaging equipment, ATM’s, point of sale terminals, semiconductor manufacturing equipment, electronics assembly equipment and high-end test equipment.
Our Market Drivers
     We believe there are a number of fundamental drivers for growth in the embedded solutions market, including:
•	Increasing desire by OEMs to utilize outsourced modular building blocks and platforms to develop new systems. We believe OEMs are combining their internal development efforts with merchant-supplied building blocks and platforms from partners like RadiSys to deliver more new products to market faster at a lower total cost of ownership.

•	Increasing levels of programmable, intelligent and networked functionality embedded in a variety of systems, including systems for monitoring and control, real-time information and media processing, and high-bandwidth network connectivity.

•	Increasing demand for standards-based solutions, such as Advanced Telecommunications Architecture (“ATCA”), Session Initiation Protocol (“SIP”), IP Multimedia Subsystem (“IMS”) and Computer-on-Module Express (“COM Express”) that motivates system makers to take advantage of proven and validated standards-based products.

•	Increasing demand for new technologies utilizing network processors, such as security and high-volume networking applications.

     In the following discussion of our financial condition and results of operations, we intend to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements for the three and nine months ended September 30, 2006 compared to the same period in 2005 and for the period ended September 30, 2006 compared to December 31, 2005, and the primary factors that accounted for those changes. This discussion should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this filing and in our annual report on Form 10-K for the year ended December 31, 2005.
     Certain statements made in this section of the report are forward-looking statements. Please see the information contained herein under the sections entitled “FORWARD-LOOKING STATEMENTS” and “RISK FACTORS.”
Overview
     Total revenue was $81.4 million and $74.9 million for the three months ended September 30, 2006 and 2005, respectively. Total revenue was $231.8 million and $198.3 million for the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006 and December 31, 2005, backlog was approximately $27.6 million and $22.6 million, respectively. We include all purchase orders scheduled for delivery within 12 months in backlog. The general trend within our addressable markets is for shorter lead times and supplier managed inventory, which will generally decrease backlog as a percentage of revenue. The increase in revenues for the three and nine months ended September 30, 2006 compared to the same periods in 2005 was due to increased demand within the wireless submarket as our product content is more substantial in 2.5 and 3G deployments as well as design wins in the medical market that ramped into production during 2005 and 2006. While we expect to see a significant decrease in revenues for the fourth quarter in the wireless submarket we still anticipate that our wireless submarket revenues will increase for the year ending December 31, 2006 compared to the year ended December 31, 2005.
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
     We announced our Promentum™ family of ATCA products plans in 2005. This family of products includes universal carrier cards, switch and control modules, disk storage modules, compute modules, and a 14-slot shelf or chassis. These products are offered individually or integrated together as part of a blade server system known as the Promentum™ SYS-6000. We believe the Promentum™ SYS-6000 system provides customers a highly reliable managed platform on which to build their new voice video and data offerings. We have significant experience in the design, delivery and deployment of carrier-grade, modular platforms. We believe the ATCA standard increases our opportunity to implement reusable platforms, enabling the deployment of more flexible solutions based on cost-effective commercial technologies. We believe our core ATCA solutions will be applicable across a wide range of customers and applications and are potentially applicable in all of our defined markets. These integrated hardware and software platforms make extensive use of common architectural and component designs, using carrier grade operating systems and middleware, which we expect to reduce development time and costs and enhance application portability.
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
     During the first quarter of 2006, we announced seven new products in our Promentum family of ATCA solutions. Specifically, we announced our new Promentum SYS-6010, the industry’s first 10-gigabit managed ATCA platform that will provide the highest traffic capacity throughput and processing densities available today. Our SYS-6010 is targeted at data plane applications such as IMS,

Radio Network and Base Station Controllers, Media Gateways, Call Servers, IPTV among a number of applications. Evaluation units of this product have been shipped to certain customers who are now actively evaluating these platforms and developing their applications. We expect that our SYS-6010 will be generally available to our larger customer base before the end of the year. Also during the second quarter we announced the introduction of the high performance RMS420-5000XI embedded server featuring two Dual-Core Intel® Xeon® 5140 processors. This new server will be used in many demanding data and graphics processing applications such as medical image processing and display, military, industrial machine vision, test and measurement, signal processing, and 3D and 4D image display.
     In addition to our new ATCA offerings, in the first quarter of 2006 we announced our new Procelerant™ series of modular computing solutions (“COM Express”), for customers in our commercial systems market for medical, transaction terminals and test and measurement and other commercial applications. These new modular products are now available, and we believe this family of high density, flexible solutions will enable commercial systems customers to achieve more rapid time to market with cost effective designs.
     In the first quarter of 2006 we announced another new Procelerant product for our commercial markets including medical imaging. Our new Procelerant 945-GM will be the industry’s first COM Express product that supports low voltage mobile technology. We believe it will provide our customers with greater processing power in a smaller footprint with lower power consumption.
     In the third quarter of 2006, we announced the expansion of our market leading ATCA and AMC family of products with the introduction of two new products based on the latest OCTEON processors from Cavium Networks. The new ATCA and AMC solutions provide high density Gigabit Ethernet interfaces with sophisticated dataplane hardware acceleration. These products will help equipment manufacturers reduce research and development costs while accelerating the introduction of high performance products such as Radio Network Controllers, Session Border Controllers, Media Gateways, Edge Routers and Security Gateways. Our new AMC-7211 product provides power efficient packet and security processing for customers requiring AMC modules for their ATCA and MicroTCA platforms.
     Also during the third quarter of 2006, we announced our decision to disengage from our manufacturing partner in Monterey, Mexico. Our plan is to be fully transitioned out of that facility by the end of the year. Our higher volume products will be moved to Foxconn, our manufacturing partner in China. Our remaining lower volume products will be moved back to our facility in Hillsboro for the near term. In addition, our manufacturing partner in Charlotte, North Carolina has decided to close its facility where some of our legacy products are currently manufactured. We are working on a plan to transfer production from this facility to other sites. We expect to see inventory increase by as much as $10 million in the fourth quarter as we purchase additional inventory to manage the production transfers out of the Monterey, Mexico and Charlotte, North Carolina plants. We anticipate that a portion of this increase will be temporary but expect some of the increase will be required on an ongoing basis to support the production we are bringing back to Hillsboro. Also, due to the inherent risks associated with the transfer of production out of the Monterey, Mexico and Charlotte, North Carolina plants we may incur additional expenses related to adverse purchase commitments or excess and obsolete inventory. Our manufacturing strategy remains to outsource our higher volume products.
     On September 1, 2006 we completed the acquisition of Convedia, the leading provider of media processing platforms to communications equipment providers for approximately $105 million in cash at closing with up to an additional $10 million in cash payable contingent upon achieving certain profitability goals during the twelve-month period which began on October 1, 2006. We believe that this acquisition is a strategic accelerator for us that will expand our platform business as well as broaden our base of core technologies. Convedia’s market leadership in IP media processing in the emerging IMS and VoIP markets and our leadership in ATCA will help to create a broader and more compelling portfolio of customer solutions for an expanded addressable market.
     Net loss was $13.3 million for the three months ended September 30, 2006 and net income was $5.9 million for the three months ended September 30, 2005. Net loss per share was $0.62 basic and diluted for the three months ended September 30, 2006 compared to net income per share of $0.29 and $0.25, basic and diluted, respectively, for the three months ended September 30, 2005. Net loss for the three months ended September 30, 2006 includes a charge for stock-based compensation of $1.8 million. Net loss was $7.5 million for the nine months ended September 30, 2006 and net income was $11.1 million for the nine months ended September 30, 2005. Net loss per share was $0.36 basic and diluted for the nine months ended September 30, 2006 compared to net income per share of $0.55 and $0.48, basic and diluted, respectively, for the nine months ended September 30, 2005. Net loss for the nine months ended September 30, 2006 includes a charge for stock-based compensation of $4.5 million. As a result of adopting SFAS 123R, loss before income taxes for the three and nine months ended September 30, 2006 was $1.8 million and $4.5 million lower, respectively, and net loss for the three and nine months ended September 30, 2006 was $1.3 million and $3.4 million lower, respectively, than if we had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted loss per share for the three months ended September 30, 2006 was $0.06 and for the nine months ended September 30, 2006 was $0.16. Also included in net loss for the three and nine months ended September 30, 2006 is net loss attributable to Convedia for the month ended September 30, 2006 of $16.8 million which included a charge for in-process research and development of $14 million and amortization of acquired intangibles of $1.4 million. Net loss per share attributable to Convedia was $0.79 per share.
     Gross margins as a percentage of revenue decreased for the three and nine months ended September 30, 2006 compared to the same periods in 2005, due largely to our product mix, with more revenues coming from higher volume products sold at more competitive prices. Our gross margin as a percentage of revenue has also been negatively impacted by a cost of $691 thousand associated with the write down of raw material inventory that was sold to our contract manufacturing partners during the first quarter of 2006, continued poor execution in the Monterey plant, where many of our lower volume, higher margin products were manufactured and purchase accounting charges related to a $675 thousand fair valuing of Convedia inventory and the amortization of the $200 thousand of Convedia backlog identified as an intangible asset. We also continue to incur some redundant manufacturing costs during transition periods with our outsourced manufacturing partners. Finally, we incurred additional manufacturing-related costs in 2006 due to making our products compliant with the restriction of the use of certain hazardous substances (RoHS).
     We expect our research and development expenditures to increase in the fourth quarter of 2006 associated with a full quarter of Convedia’s operating expenses, increased acquisition-related costs and increased stock compensation.
     Our interest income increased over 2005 as we continued to generate cash from operations and we benefited from rising interest rates. However, we expect interest income to decrease in the fourth quarter as cash and investment balances declined due to the use of cash for the recent purchase of Convedia. Interest expense has decreased over the prior year due to a lower outstanding debt balance.
     Cash and cash equivalents and investments amounted to $152.0 million and $225.9 million at September 30, 2006 and December 31, 2005, respectively. The decrease in cash and cash equivalents and investments during the nine months ended September 30, 2006, was primarily due to $106.3 million net cash paid to acquire Convedia offset by $25.9 million cash provided from operating activities as well as $10.9 million generated from the issuance of common stock. Management believes that cash flows from operations, available cash and investment balances, and short-term borrowings will be sufficient to fund our operating liquidity needs for the short-term and long-term.
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
Recent Developments
     As discussed above, on September 1, 2006 we completed the acquisition of Convedia, the leading provider of media processing platforms to communications equipment providers. Convedia’s platform products are at the heart of VoIP (“Voice-over-Internet Protocol”) networks and emerging IMS (“IP Multimedia Subsystem”) deployments, enabling telecommunication service providers to deliver a broad range of value-added multimedia services to their residential and business customers.
     We believe the acquisition of Convedia will benefit both companies’ customers by making available a broader set of technologies and solutions delivered by an expanded team with greater scale and breadth to fully support customers’ product realization initiatives. It should expand global reach and ability to service and support customer needs on a worldwide basis. We expect the combination to facilitate RadiSys’ penetration of the high growth VoIP equipment and IMS infrastructure markets as well as accelerate RadiSys’ strategy to provide turnkey networking platforms. Convedia has deployed their products with more than 200 customers around the globe, including 25 of the top 50 global telecommunication service providers, and many Fortune 500 and enterprise customers. Convedia’s full family of media servers will continue to be developed and enhanced under the RadiSys corporate brand. In addition, the two companies expect to leverage Convedia’s eXMP (eXtended Media Processing™), software technology to operate on RadiSys’ market leading ATCA platforms to further expand the market opportunities of the combined entity.
     On October 26, 2006, the Company announced Julia A. Harper will be assuming a new role within the Company as Vice President of Corporate Operations on November 6, 2006. Brian Bronson, currently Vice President of Finance and Business Development of the Company, will succeed Ms. Harper and become the Company’s Chief Financial Officer. Ms. Harper will oversee manufacturing operations, IT, systems and facilities to design and implement a comprehensive operations capability that is expected to give us a competitive advantage in the market.

Critical Accounting Policies and Estimates
     The Company reaffirms its critical accounting policies and use of estimates as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Management believes that other than the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), there have been no significant changes during the nine months ended September 30, 2006 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
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
     As part of our SFAS 123R adoption, we also examined our historical pattern of option exercises in an effort to determine if there were any discernable activity patterns based on certain employee populations. From this analysis, we identified three employee populations. The expected term computation is based on historical vested option exercises and post-vest forfeiture patterns and includes an estimate of the expected term for options that were fully vested and outstanding at September 30, 2006 for each of the three populations identified. The estimate of the expected term for options that were fully vested and outstanding at September 30, 2006 was determined as the midpoint of a range of estimated expected terms determined as follows: the low end of the range assumes the fully vested and outstanding options settle on September 30, 2006 and the high end of the range assumes that these options expire upon contractual term. The risk free interest rate is based on the U.S. Treasury constant maturities in effect at the time of grant for the expected term of the option or share.

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
     As a result of adopting SFAS 123R, income before income taxes for the three and nine months ended September 30, 2006 was $1.8 million and $4.5 million lower, respectively, and net income for the three and nine months ended September 30, 2006 was $1.3 million and $3.4 million lower, respectively, than if we had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted loss per share for the three months ended September 30, 2006 was $0.06 and for the nine months ended September 30, 2006 was $0.16. We estimate income from operations will be reduced by stock-based compensation expense of approximately $6.6 million for the year ended December 31, 2006. However, the actual stock-based compensation expense for 2006 could materially differ from this estimate. Our assessment, which includes an estimate of the timing and number of future options grants and share issuances, is based on the Black-Scholes option pricing model and is affected by our stock price as well as management’s assumptions as described previously.
Results of Operations
     The following table sets forth certain operating data as a percentage of revenues for the three months ended September 30, 2006 and 2005.

	For the Three Months Ended		For the Nine months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.6	71.0	73.2	69.9

Gross margin	25.4	29.0	26.8	30.1
Research and development	12.7	9.9	13.0	11.2
Selling, general, and administrative	12.8	10.2	12.1	11.4
Intangible assets amortization	1.9	0.7	0.9	0.8
In-process research and development charge	17.2	—	6.1	—
Restructuring and other charges (reversals)	0.0	(0.1)	(0.1)	0.5

Income (loss) from operations	(19.2)	8.5	(5.2)	6.2
Interest expense	(0.5)	(0.7)	(0.6)	(0.8)
Interest income (loss)	3.2	2.3	3.2	2.2
Other (expense) income, net	0.0	(0.2)	0.2	(0.3)

Income (loss) before income tax provision	(16.5)	9.9	(2.4)	7.3
Income tax provision (benefit)	(0.1)	2.0	0.9	1.7

Net income (loss)	(16.4)%	7.9%	(3.3)%	5.6%

Comparison of Three and Nine months Ended September 30, 2006 and 2005
     Revenues. Revenues increased by $6.6 million or 8.8%, from $74.9 million in the three months ended September 30, 2005 to $81.4 million in the three months ended September 30, 2006. Revenues increased by $33.5 million or 16.9%, from $198.3 million in the nine months ended September 30, 2005 to $231.8 million in the nine months ended September 30, 2006.
     The increase in revenues for the three months ended September 30, 2006 compared to the same period in 2005 is due to an increase in revenues in the communications networking market of $3.3 million and an increase in revenues from the commercial systems market of $3.3 million. The increase in revenues for the nine months ended September 30, 2006 compared to the same period in 2005 is due to an increase in revenues in the communications networking market of $27.8 million and an increase in revenues from the commercial systems market of $5.7 million.
     Revenues in the communications networking market increased in the three and nine months ended September 30, 2006 compared to the same periods in 2005 due to increased demand within the wireless submarket as our product content is more substantial in 2.5 and 3G deployments. While we expect to see a significant decrease in revenues for the fourth quarter in the wireless submarket we still anticipate that our wireless submarket revenues will increase for the year ending December 31, 2006 compared to the year ended December 31, 2005.
     Revenues in the commercial systems market increased in the three and nine months ended September 30, 2006 compared to the same period in 2005, primarily due to increases within the medical submarket partially offset by declines in the transaction terminal and industrial automation submarkets. The increase in revenues from the medical market was attributable to design wins that ramped into production during 2005 and 2006. The decrease in revenues attributable to the transaction terminal submarket was primarily due to products nearing the end of their life cycle.
     Given the dynamics of these markets, we may experience meaningful fluctuations in the percentage of revenue attributable to each market and, as a result, the quarter to quarter comparisons of our markets often are not indicative of overall economic trends affecting the long-term performance of our markets. We currently expect that each of our markets will continue to represent a significant portion of total revenues.
     From a geographic perspective, for the three months ended September 30, 2006 compared to the same period in 2005, the overall increase in revenues was split between customers shipping into the EMEA and North American regions, partially offset by a decrease in revenues for customers shipping to the APAC region. For the nine months ended September 30, 2006 compared to the same period in 2005, all regions increased. For the nine months ended September 30, 2006 compared to the same period in 2005, revenues as measured by destination in the Asia Pacific revenues increased by $20.1 million, EMEA region increased by $12.3 million and the North American region increased by $1.0 million. The increase in the Asia Pacific and EMEA regions is mainly attributable to strong demand within the wireless and medical submarkets as our product content is more substantial in 2.5 and 3G deployments. Existing multinational customers are experiencing growth in emerging markets and are increasing shipments directly to those regions. For the three months ended September 30, 2006, revenues from North America increased by $3.9 million while EMEA increased by $2.9 million, compared to the same period in 2005. For the nine months ended September 30, 2006 revenues from Other North America decreased $1.8 million compared to the same period in 2005. The decline in this region is attributable to a decrease in sales volumes as a result of the product nearing its end of life. We currently expect continued fluctuations in the percentage of revenue from each geographic region. Additionally, we expect revenues outside of the U.S. to remain a significant portion of our revenues.
     Gross Margin. Gross margin for the three months ended September 30, 2006 was 25.4% compared to 29.0% for the same period in 2005. For the three months ended September 30, 2006, cost of sales includes $224 thousand of stock-based compensation expense which is discussed in “Stock-based Compensation Expense” below. Gross margin for the nine months ended September 30, 2006 was 26.8% compared to 30.1% for the same period in 2005. For the nine months ended September 30, 2006, cost of sales includes $640 thousand of stock-based compensation expense which is discussed in “Stock-based Compensation Expense” below.
     Approximately half of the decrease in gross margin as a percentage of revenues for the three and nine months ended September 30, 2006 compared to the same periods in 2005 was attributable to product mix as more of our revenue is coming from higher volume products with competitive pricing. The remainder of the decrease was associated with a cost of $691 thousand associated with the write down of raw material inventory that was sold to our contract manufacturing partners during the first quarter of 2006, continued poor execution in the Monterey plant, where many of our lower volume, higher margin products were manufactured and $675 thousand relate to the amortization of the fair value adjustment of Convedia’s inventory balance at the acquisition date and the amortization of $200 thousand of Convedia backlog identified as an intangible asset at the acquisition date. We also continued to incur some redundant manufacturing costs as we moved forward with outsourcing our internal manufacturing to our contract manufacturing partners. The decrease was also associated with additional manufacturing-related costs in 2006 due to making our products RoHS compliant. Finally, we incurred stock-based compensation expense in 2006 as noted above.
     Due to the inherent risks associated with this transfer of production out of the Monterey, Mexico and Charlotte, North Carolina plants we may incur additional expenses related to adverse purchase commitments or excess and obsolete inventory and based on current forecasted revenue mix, we currently anticipate that gross margins will be in the high 20’s range for the next few quarters.
     Research and Development. Research and development expenses consist primarily of salary, bonuses and benefits for product development staff, and costs of design and development supplies and equipment, net of reimbursements for non-recurring engineering services. Research and development expenses increased $3.0 million, or 40.5%, from $7.4 million for the three months ended September 30, 2005 to $10.4 million for the three months ended September 30, 2006. For the three months ended September 30, 2006, research and development expenses include $452 thousand of stock-based compensation expense which is discussed in “Stock-based Compensation Expense” below as well $601 thousand associated with Convedia’s operating expenses for the period from September 1, 2006 (the acquisition date) to September 30, 2006. Research and development expenses increased $8.0 million, or 36.1%, from $22.2 million for the nine months ended September 30, 2005 to $30.2 million for the nine months ended September 30, 2006. For the nine months ended September 30, 2006, research and development expenses include $1.2 million of stock-based compensation expense which is discussed in “Stock-based Compensation Expense” below.
     The increase for the three and nine months ended September 30, 2006 compared to the same periods in 2005 is also associated with higher engineering headcount related to our continued investment in the development of standards-based products, such as ATCA and Com Express. We have continued to increase headcount at our Shanghai development center. We currently anticipate increasing spending on research and development during the fourth quarter of 2006 compared to spending in the third quarter of 2006 associated with a full quarter of Convedia’s operating expenses, increased acquisition-related costs and increased stock compensation.
     Selling, General, and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of salary, commissions, bonuses and benefits for sales, marketing, executive and administrative personnel, as well as the costs of professional services and other general corporate activities. SG&A expenses increased by $2.8 million or 36.8%, from $7.6 million for the three months ended September 30, 2005 to $10.4 million for the three months ended September 30, 2006. For the three months ended September 30, 2006, SG&A expenses include $1.1 million of stock-based compensation expense which is discussed in “Stock-based Compensation Expense” below as well as $930 thousand associated with Convedia’s operating expenses for the period from September 1, 2006 (the acquisition date) to September 30, 2006. SG&A expenses increased by $5.5 million or 24.5%, from $22.6 million for the nine months ended September 30, 2005 to $28.1 million for the nine months ended September 30, 2006. For the nine months ended September 30, 2006, SG&A expenses include $2.6 million of stock-based compensation expense which is discussed in “Stock-based Compensation Expense” below. We currently anticipate increasing spending on SG&A during the fourth quarter of 2006 compared to spending in the third quarter of 2006 associated with a full quarter of Convedia’s operating expenses, increased acquisition-related costs and increased stock compensation.
     Stock-based Compensation Expense. Stock-based compensation expense for the three months ended September 30, 2006 consists of amortization of stock-based compensation associated with stock options and ESPP shares unvested and outstanding on January 1, 2006, new stock options and ESPP shares granted in the nine months ended September 30, 2006 and unvested restricted shares. During the three and nine months ended September 30, 2006, the Company incurred $1.8 million and $4.5 million in stock-based compensation, respectively. During the three and nine months ended September 30, 2005, we incurred no stock-based compensation expense.
     We recognized stock-based compensation expense as follows (in thousands):

	For the Three Months Ended		For the Nine months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Cost of sales	$224	$—	$640	$—
Research and development	452	—	1,203	—
Selling, general, and administrative	1,098	—	2,622	—

	$1,774	$—	$4,465	$—

     Deferred Compensation Expense. On September 1, 2006 all outstanding Convedia stock options vested and were considered exercised immediately, the proceeds of which were distributed as follows: 75% of the purchase price per share less the exercise price was paid to the option holder at closing and the remaining 25% will be paid in full to those Convedia employees still employed by RadiSys after one year of service. The 75% paid at the time of the acquisition is included in the purchase price and is allocated to goodwill. The remaining 25% is recorded as deferred compensation and amortized through the Statement of Operations for the life of the asset (one year). For the month ended September 30, 2006 we incurred $156 thousand in deferred compensation. During the fourth quarter we expect to incur approximately $469 thousand in deferred compensation expense.
     We recognized deferred compensation expense as follows (in thousands):

	For the Three Months Ended		For the Nine months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Cost of sales	$8	$—	$8	$—
Research and development	53	—	53	—
Selling, general, and administrative	95	—	95	—

	$156	$—	$156	$—

     Intangible Assets Amortization. Intangible assets consist of purchased technology, patents and other identifiable intangible assets. Intangible assets amortization expense was $1.5 million and $513 thousand for the three months ended September 30, 2006 and 2005, respectively. Intangible assets amortization expense was $2.0 million and $1.5 million for the nine months ended September 30, 2006 and 2005, respectively. Intangible assets amortization increased primarily due to intangible assets acquired with the purchase of Convedia offset by certain intangible assets becoming fully amortized during 2005 and early 2006. We perform reviews for impairment of the purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the fourth quarter we expect to incur $4.5 million in intangible assets amortization expense.
     In-process research and development charge. In-process research and development (“IPR&D”) represents Convedia research and development projects that had not reached technological feasibility and had no alternative future use when acquired. Using the income approach to value the IPR&D, we determined that $14.0 million of the purchase price represents purchased in-process technology. The IPR&D charge was expensed in the Company’s consolidated financial statements in the third quarter of 2006.
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
     Interest Expense. Interest expense includes interest incurred on convertible senior and subordinated notes. Interest expense decreased $95 thousand, or 18.0%, from $527 thousand for the three months ended September 30, 2005 to $432 thousand for the three months ended September 30, 2006. Interest expense decreased $295 thousand, or 18.5%, from $1.6 million for the nine months ended September 30, 2005 to $1.3 million for the nine months ended September 30, 2006. The decrease in the interest expense for the three and nine months ended September 30, 2006 compared to the same period in 2005 is due to the decrease in interest expense associated with the convertible subordinated notes as a result of the repurchase of $7.5 million of the subordinated convertible notes during 2005.
     Interest Income. Interest income increased $880 thousand, or 50.3%, from $1.8 million for the three months ended September 30, 2005 to $2.6 million for the three months ended September 30, 2006. Interest income increased $3.2 million, or 73.6%, from $4.3 million for the nine months ended September 30, 2005 to $7.5 million for the nine months ended September 30, 2006. Interest income increased as a result of a higher average balance of cash, cash equivalents and investments for the three and nine months ended September 30, 2006 compared to the same period in 2005. Increasing interest rates and a shift in our investment portfolio towards higher yielding auction rate securities has also contributed to the increase in interest income. However, we expect interest income to decrease in the fourth quarter due to our decreased cash and cash equivalents and investments balance associated with the purchase of Convedia.
     Other Income (Expense), Net. Other income (expense), net, primarily includes foreign currency exchange gains and losses. Other expense, net, was $32 thousand for the three months ended September 30, 2006 compared to other expense, net of $147 thousand for the three months ended September 30, 2005. Other income, net, was $443 thousand for the nine months ended September 30, 2006 compared to other expense, net of $613 thousand for the nine months ended September 30, 2005. During the nine months ended September 30, 2006 RadiSys received a net amount of $362 thousand associated with an insurance gain.
     Foreign currency exchange rate fluctuations resulted in a net loss of $19 thousand for the three months ended September 30, 2006 compared to a net loss of $133 thousand for the three months ended September 30, 2005. Foreign currency exchange rate fluctuations resulted in a net gain of $58 thousand for the nine months ended September 30, 2006 compared to a net loss of $558 thousand for the nine months ended September 30, 2005. The change in the foreign currency exchange rate fluctuations is relatively flat for the quarter due to small changes in the Japanese Yen, Euro and GBP relative to the U.S. Dollar.
     Income Tax Provision (Benefit). We recorded a tax benefit of $121 thousand and a tax provision of $1.5 million for the three months ended September 30, 2006 and 2005, respectively. We recorded a tax provision of $2.1 million and a tax provision of $3.4 million for the nine months ended September 30, 2006 and 2005, respectively. We expect the effective tax rate for the year ending December 31, 2006 to be approximately 2.5% adjusted for certain items for which the tax effect is required to be recognized in the period in which it occurs compared to 6.9% for the year ended December 31, 2005. The decrease in the effective tax rate between the years ended December 31, 2006 and 2005, respectively, is primarily due to the tax impact of non-deductible in-process research and development associated with the Convedia acquisition, a lower projected tax benefit on earnings of foreign subsidiaries and the adoption of SFAS 123R which is partially offset by the one-time tax impact of a decrease in the valuation allowance at December 31,

2005 attributable to a projected increase in future utilization of general business tax credits and certain net operating loss carryforwards.
     The Company’s effective tax rate for the three and nine months ended September 30, 2006 and 2005, respectively, differs from the statutory rate primarily due to the benefits of lower tax rates on earnings of foreign subsidiaries, the adoption of SFAS 123R, the amortization of goodwill for tax purposes, the discrete item related to certain state tax refunds and certain tax benefits on export sales, and the impact of non-deductible in-process research and development associated with the Convedia acquisition. Our effective tax rate for the year ended December 31, 2005 included the tax impact of a decrease in valuation allowance of $9.1 million primarily attributable to a projected increase in future utilization of general business tax credits and certain net operating loss carryforwards.
     The adoption of SFAS 123R related to the expensing of stock options will create differences in book and taxable income on both a permanent and temporary basis. We are projecting a permanent difference of approximately $1.0 million tax impacted attributable to statutory options and stock option expense related to all non U.S. employees for the year ending 2006. The annual effective tax rate impact for this permanent difference is projected to be approximately (7.1)%.
     The Working Families Tax Relief Act of 2004 extended the research and development tax credit through December 31, 2005. As it was done in the past, we expect that Congress will reinstate the tax credit retroactive to January 1st. However, there can be no certainty as to what action Congress may take. We cannot record any benefit of this credit until the legislation becomes enacted law.
     The 2006 projected effective tax rate is based on current tax law and the current expected income and assumes that we will continue to receive the tax benefits associated with certain income associated with foreign jurisdictions. The tax rate may be affected by potential acquisitions, restructuring events or divestitures, the jurisdictions in which profits are determined to be earned and taxed and the ability to realize deferred tax assets.
Liquidity and Capital Resources
     The following table summarizes selected financial information as of the dates indicated and for each of the three months ended on the dates indicated:

	September 30,	December 31,	September 30,
	2006	2005	2005
	(Dollar amounts in thousands)
Working capital	$160,863	$249,159	$247,513
Cash and cash equivalents and investments	$152,009	$225,855	$225,287
Cash and cash equivalents	$36,912	$90,055	$83,746
Short-term investments	$105,100	$135,800	$141,541
Accounts receivable, net	$53,905	$39,055	$47,840
Inventories, net	$21,329	$21,629	$18,755
Long-term investments	$9,997	$—	$—
Accounts payable	$53,280	$36,903	$40,494
Convertible subordinated notes	$2,407	$2,498	$8,787
Convertible senior notes	$97,379	$97,279	$97,246
Days sales outstanding (A)	60	55	58
Days to pay (B)	80	73	70
Inventory turns (C)	11.4	8.4	11.3
Inventory turns — days (D)	32	44	32
Cash cycle time — days (E)	12	26	20

(A)	Based on ending net trade receivables divided by daily revenue (quarterly revenue, annualized and divided by 365 days).

(B)	Based on ending accounts payable divided by daily cost of sales (quarterly cost of sales, annualized and divided by 365 days).

(C)	Based on quarterly cost of sales, annualized divided by ending inventory.

(D)	Based on ending inventory divided by quarterly cost of sales (annualized and divided by 365 days).

(E)	Days sales outstanding plus inventory turns — days, less days to pay.

     Cash and cash equivalents decreased by $53.1 million from $90.1 million at December 31, 2005 to $36.9 million at September 30, 2006. Activities impacting cash and cash equivalents are as follows:

	For the Nine months Ended
	September 30,
	2006	2005
	(In thousands)
Cash provided by operating activities	$25,870	$25,411
Cash (used in) investing activities	(90,144)	(27,696)
Cash provided by financing activities	10,831	6,338
Effects of exchange rate changes	300	(873)

Net increase (decrease) in cash and cash equivalents	$(53,143)	$3,180

     On September 1, 2006 we completed the acquisition of Convedia, paying net cash of $106.3 million.
     During the nine months ended September 30, 2006 and 2005, we used $4.1 million and 4.2 million, respectively, for capital expenditures. During the nine months ended September 30, 2006, capital expenditures were primarily associated with our increased investment in our R&D and marketing efforts as we continue to develop and begin to sell standards-based solutions. During the nine months ended September 30, 2005, capital expenditures included our continued investment in equipment to support the Company’s China-based manufacturing partner as well as leasehold improvements, office equipment and software to support our continued growth and productivity. During the nine months ended September 30, 2006, we used net cash provided by operating activities for severance payments amounting to approximately $575 thousand associated with our 2005 restructuring activities.
     During the nine months ended September 30, 2006 and 2005, we received $10.9 million and $7.5 million, respectively, in proceeds from the issuance of common stock through the Company’s stock compensation plans.
     Also during the nine months ended September 30, 2005, we used $1.1 million to repurchase our 5.5% convertible subordinated notes. The Board of Directors has approved the repurchase of the remaining $2.5 million principal amount of the convertible subordinated notes. We will consider the repurchase of the notes on the open market or through privately negotiated transactions from time to time subject to market conditions. Additionally, we intend to use our working capital to expand our product offerings through research and development and potential acquisitions.
     Changes in foreign currency rates impacted beginning cash balances during the nine months ended September 30, 2006 by $300 thousand. Due to the Company’s international operations where transactions are recorded in functional currencies other than the U.S. Dollar, the effects of changes in foreign currency exchange rates on existing cash balances during any given periods results in amounts on the consolidated statements of cash flows that may not reflect the changes in the corresponding accounts on the consolidated balance sheets.
     As of September 30, 2006 and December 31, 2005 working capital was $160.9 million and $249.2 million, respectively. Working capital decreased by $88.3 million due primarily to the purchase of Convedia during the quarter offset by net positive cash flow from operating and financing activities generated during the first three quarters of 2006.
     During the third quarter of 2006, we announced our decision to disengage from our manufacturing partner in Monterey, Mexico. Our plan is to be fully transitioned out of that facility by the end of the year. Our higher volume products will be moved to Foxconn, our manufacturing partner in China. Our remaining lower volume products will be moved back to our facility in Hillsboro for the near term. In addition, our manufacturing partner in Charlotte, North Carolina has decided to close its facility where some of our legacy products are currently manufactured. We are working on a plan to transfer production from this facility to other sites. We expect to see inventory increase by as much as $10 million in the fourth quarter as we purchase additional inventory to manage the production transfers out of the Monterey, Mexico and Charlotte, North Carolina plants. We anticipate that a portion of this increase will be temporary but expect some of the increase will be required on an ongoing basis to support the production we are bringing back to Hillsboro. Also, due to the inherent risks associated with this transfer of production out of the Monterey, Mexico and Charlotte, North Carolina plants we may incur additional expenses related to adverse purchase commitments or excess and obsolete inventory. Our manufacturing strategy remains to outsource our higher volume products.
     Management believes that cash flows from operations, available cash balances and short-term borrowings will be sufficient to fund our operating liquidity needs for the short-term and long-term future.

     Investments
     Investments consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Short-term held-to-maturity investments	$—	$39,750

Short-term available-for-sale investments	$105,100	$96,050

Long-term held-to-maturity investments	$9,997	$—

     We invest excess cash in debt instruments of the U.S. Government and its agencies, high-quality corporate issuers and municipalities. Our investments in the debt instruments of municipalities primarily consist of investments in auction rate securities. Auction rate securities generally have maturity dates far into the future but due to a resetting interest rate feature associated with these instruments they are readily tradable and rarely have differences between their par value and fair market value. As we do not intend to hold these investments until maturity, they are classified as available-for-sale and any unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income. Our investment policy requires that the total investment portfolio, including cash and investments, not exceed a maximum weighted-average maturity of 18 months. In addition, the policy mandates that an individual investment must have a maturity of less than 36 months, with no more than 20% of the total portfolio exceeding 24 months. As of September 30, 2006, we were in compliance with our investment policy.
     Line of Credit
     During the quarter ended March 31, 2006, we transferred our line of credit facility from our commercial bank to an investment bank for $20.0 million at an interest rate based on the 30-day London Inter-Bank Offered Rate (“LIBOR”) plus 0.75%. The line of credit is collateralized by our non-equity investments. At September 30, 2006, we had a standby letter of credit outstanding related to one of our medical insurance carriers for $105 thousand. The market value of non-equity investments must exceed 125.0% of the borrowed facility amount, and the investments must meet specified investment grade ratings.
     As of September 30, 2006 and December 31, 2005, there were no outstanding balances on the line of credit or any draws under the standby letter of credit and we were in compliance with all debt covenants.
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
     As of September 30, 2006 and December 31, 2005 we had outstanding convertible senior notes with a face value of $100 million and $100 million, respectively. As of September 30, 2006 and December 31, 2005 the book value of the convertible senior notes was $97.4 million and $97.3 million respectively, net of unamortized discount of $2.6 million and $2.7 million, respectively. The estimated fair value of the convertible senior notes was $104.3 million and $93.5 million at September 30, 2006 and December 31, 2005, respectively.

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
     In the three months ended September 30, 2006, we repurchased $100 thousand principal amount of the convertible subordinated notes at face value for a loss of $1 thousand.
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
     On April 26, 2005 the Board of Directors approved the repurchase of the remaining principal amount of the convertible subordinated notes. As of September 30, 2006 and December 31, 2005 we had outstanding convertible subordinated notes with a face value of $2.4 million and $2.5 million, respectively. As of September 30, 2006 and December 31, 2005, the book value of the convertible subordinated notes was $2.4 million and $2.5 million, respectively, net of amortized discount of $11 thousand and $20 thousand, respectively. The estimated fair value of the convertible subordinated notes was $2.4 million and $2.5 million at September 30, 2006 and December 31, 2005, respectively.
     Contractual Obligations
     The following summarizes the Company’s contractual obligations at September 30, 2006 and the effect of such on its liquidity and cash flows in future periods (in thousands).

	2006*	2007	2008	2009	2010	Thereafter
Future minimum lease payments	$1,026	$3,922	$3,779	$2,881	$2,659	$1,707
Purchase obligations (A)	32,218	—	—	—	—	—
Interest on convertible notes	688	1,508	1,375	1,375	1,375	17,875
Convertible senior notes (B)	—	—	100,000	—	—	—
Convertible subordinated notes (B)	—	2,418	—	—	—	—

Total	$33,932	$7,848	$105,154	$4,256	$4,034	$19,582

*	Remaining three months

(A)	Purchase obligations include agreements or purchase orders to purchase goods or services that are enforceable and legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(B)	The convertible senior notes and the convertible subordinated notes are shown at their face values, gross of unamortized discount amounting to $2.6 million and $11 thousand, respectively at September 30, 2006. On or after November 15, 2008, we may redeem the convertible senior notes at any time. On November 15, 2008, November 15, 2013, and November 15, 2018, holders of the convertible senior notes will have the right to require the Company to purchase, in cash, all or any part of the notes held by such holder at a purchase price equal to 100% of the principal amount of the notes being purchased, together with accrued and unpaid interest and additional interest, if any, up to but excluding the purchase date. The convertible subordinated notes are payable in full in August 2007.
     Off-Balance Sheet Arrangements
     We do not engage in any activity involving special purpose entities or off-balance sheet financing.
     Liquidity Outlook
     We believe that our current cash and cash equivalents and investments amounting to $152.0 million at September 30, 2006 and cash generated from operations will satisfy our short and long-term expected working capital needs, capital expenditures, debt repurchases, payments related to our acquisition of Convedia and other liquidity requirements associated with our existing business operations. Capital expenditures are expected to range from $1 million to $1.5 million per quarter.
FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains forward-looking statements. Some of the forward-looking statements contained in this Quarterly Report on Form 10-Q include:
•	Our statements concerning our beliefs about the success of our shift in business strategy from perfect fit solutions to standards-based solutions;

•	The adoption by our customers of standards-based solutions and ATCA;

•	The size of the addressable market for ATCA;

•	Expectations and goals for revenues, gross margin, research and development expenses, selling, general, administrative expenses and profits;

•	Estimates and impact of stock-based compensation expense;

•	Expectations about the benefits from and integration of the operations, technologies, products or personnel from the acquisition of Convedia;

•	Estimates and impact of the costs of the acquisition of Convedia;

•	The impact of our restructuring events on future revenues; and

•	Our projected liquidity.
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
     Interest Rate Risk. We invest excess cash in debt instruments of the U.S. Government and its agencies, those of high-quality corporate issuers and municipalities. The Company’s investments in the debt instruments of municipalities primarily consist of investments in auction rate securities. We attempt to protect and preserve our invested funds by limiting default, market, and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely affected due to a rise in interest rates while floating rate securities may produce less income than expected if interest rates decline. Due to the short duration of most of the investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair value of our investment portfolio. Therefore, we believe that we would not expect our operating results or cash flows to be affected, to any materially significant degree, by the effect of a sudden change in market interest rates on the securities portfolio. The estimated fair value of our debt securities that we have invested in at September 30, 2006 and December 31, 2005 was $115.1 million and $202.6 million, respectively. We believe that the effect of an immediate 10% change in interest rates would not have a material effect on our operating results or cash flows.
     Foreign Currency Risk. We pay the expenses of our international operations in local currencies, namely, the Japanese Yen, Canadian Dollar, British Pound, Israeli New Shekel, Chinese Yuan and Euro. The international operations are subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, future results could be materially and adversely affected by changes in these or other factors. We are also exposed to foreign exchange rate fluctuations as the balance sheets and income statements of our foreign subsidiaries are translated into U.S. dollars during the consolidation process. Because exchange rates vary, these results, when translated, may vary from expectations and adversely affect overall expected profitability. Foreign currency exchange rate fluctuations resulted in a net loss of $19 thousand for the three months ended September 30, 2006 and a net loss of $133 thousand for the three months ended September 30, 2005. Foreign currency exchange rate fluctuations resulted in a net gain of $58 thousand for the nine months ended September 30, 2006 and a net loss of $558 thousand for the nine months ended September 30, 2005.
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
     The fair value of the convertible senior notes is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of the convertible senior notes, due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our convertible senior notes in the open market, changes in the fair value of convertible senior notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of the convertible senior notes was $104.3 million and $93.5 million at September 30, 2006 and December 31, 2005, respectively.
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
     The fair value of the convertible subordinated notes is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of the convertible subordinated notes, due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our convertible subordinated notes in the open market, changes in the fair value of convertible subordinated notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of the convertible subordinated notes was $2.4 million and $2.5 million at September 30, 2006 and December 31, 2005, respectively.
     As of September 30, 2006, we have cumulatively repurchased convertible subordinated notes in the amount of $117.6 million, face value, for $107.0 million. The Board of Directors has authorized the repurchase of all remaining convertible subordinated notes. We may elect to use a portion of our cash and cash equivalents and investment balances to buy back additional amounts of the convertible subordinated notes. As of September 30, 2006, our aggregate cash and cash equivalents and investments were $152.0 million.
Item 4. Controls and Procedures
     Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
     In connection with the evaluation described above, we identified no change in our internal control over financial reporting that occurred during the three months ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
     Management excluded from its assessment of the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting, the disclosure controls and procedures and internal controls of Convedia which was acquired effective September 1, 2006. Convedia represents approximately 2% and 25% of RadiSys’ consolidated revenues and consolidated total assets, respectively, for the quarter ended September 30, 2006. Management was unable to assess the effectiveness of the disclosure controls and procedures and internal control over financial reporting of Convedia because of the timing of the acquisition. Management expects to update its assessment of the effectiveness of the disclosure controls and procedures and internal control over financial reporting to include Convedia as soon as practicable but in any event, no later than in the Form 10-Q for the quarterly period ended September 30, 2007.
PART II
Item 1A. Risk Factors
          There are many factors that affect our business and the results of our operations, many of which are beyond our control. In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. Additionally, Item 1A. Risk Factors to Part II of our Form 10-Qs for the quarterly periods ended March 31, 2006 and June 30, 2006 sets forth new risk factors or risk factors that have been modified or have materially changed from the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2005, as updated in our Quarterly Reports on Form 10-Q, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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
          We depend on a few suppliers, or in some cases one supplier, for a continuing supply of the components we use in the manufacture of our products and any disruption in supply could adversely impact our financial performance. For example, we currently rely on Intel for the supply of some microprocessors and other components, and we rely on LSI, Epson Electronic America, Broadcom, NEC, Chen Ming, Triax and Texas Instruments as the sole source suppliers for other components such as integrated circuits and mechanical assemblies. Alternative sources of components that are procured from one supplier or a limited number of suppliers would be difficult to locate and/or it would require a significant amount of time and resources to establish. We also rely on contract manufacturers with sole sourcing for certain RadiSys products. Alternative sources of manufacturing services for the RadiSys products could require significant time and resources to establish, including transitioning the products to be internally produced. In addition, any decline in the quality of components supplied by our vendors or products produced by our contracting manufacturing partners could adversely impact our reputation and business performance. We have been experiencing less than optimal service from one of our contract manufacturers. As a result, we are discontinuing our relationship with this contract manufacturer. In addition, our manufacturing partner in Charlotte, North Carolina has decided to close its facility where some of our legacy products are currently manufactured. We are currently working with Foxconn to transition higher-volume products to them while transitioning the remaining lower-volume products to our Hillsboro facility. We expect to see inventory increase by as much as $10 million in the fourth quarter as we purchase additional inventory to manage the production transfers out of the Monterey, Mexico and Charlotte, North Carolina plants. We anticipate that a portion of this increase will be temporary but expect some of the increase will be required on an ongoing basis to support the production we are bringing back to Hillsboro. However, we may incur additional and unanticipated expenses or delays which may have a material adverse effect on our business or our financial performance. Also, due to the inherent risks associated with this transfer of production out of the Monterey, Mexico and Charlotte, North Carolina plants we may incur additional expenses related to adverse purchase commitments or excess and obsolete inventory.
The failure to successfully integrate Convedia’s business into our operations in the expected time frame, or at all, may adversely affect our future results.
          We believe that the acquisition of Convedia will result in certain benefits, including expanded global reach and increased product offerings. However, to realize these anticipated administrative benefits, Convedia’s business must be successfully integrated into RadiSys’ operations by focusing on engineering and marketing and sales cooperation. The success of the Convedia acquisition will depend on our ability to realize these anticipated benefits from integrating Convedia’s business into our operations. We may fail to realize the anticipated benefits of the Convedia acquisition on a timely basis, or at all, for a variety of reasons, including the following:
•	Failure to successfully communicate engineering projects between the two companies thereby missing opportunities to share potentially important knowledge and capabilities;

•	Failure to effectively coordinate sales and marketing efforts to communicate the capabilities of the Company;

•	Potential difficulties integrating and harmonizing financial reporting systems; and

•	The loss of key employees.
          During the initial months after the closing of the acquisition as we fully integrate Convedia’s operations and personnel, we could experience operating inefficiencies that would adversely impact our gross margin and operating results. As a result of additional integration-related cash expenditures, purchase accounting charges and potential operating and integration inefficiencies, our operating results and financial condition have been and will continue to be adversely affected, particularly in the first year following the closing of the acquisition which occurred on September 1, 2006. Furthermore, the integration may result in additional and unforeseen expenses or delays. If we are not able to successfully integrate Convedia’s business and operations, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected.
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

Item 6. Exhibits
(a) Exhibits

Exhibit No	Description
2.1	Arrangement Agreement among RadiSys Corporation, Convedia Corporation and RadiSys Canada Inc., effective as of July 26, 2006. Incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 28, 2006, SEC File No. 0-26844.

10.1	Summary of Performance Goals and Business Criteria for Payment of Awards. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 28, 2006, SEC File No. 0-26844.

10.2	RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on September 1, 2006, Registration File No. 333-137060.

10.3	Form of Notice of Option Grant for United States employees for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on September 1, 2006, Registration File No. 333-137060.

10.4	Form of Notice of Option Grant for Canada employees for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on September 1, 2006, Registration File No. 333-137060.

10.5	Form of Notice of Option Grant for international employees for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed on September 1, 2006, Registration File No. 333-137060.

10.6	Form of Notice of Option Grant for China employees for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed on September 1, 2006, Registration File No. 333-137060.

10.7	Form of Restricted Stock Grant Agreement for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed on September 1, 2006, Registration File No. 333-137060.

10.8	Form of Restricted Stock Unit Grant Agreement for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.10 to the Company’s Registration Statement on Form S-8 filed on September 1, 2006, Registration File No. 333-137060.

10.9	Executive Change of Control Agreement by and between the Company and Brian Bronson. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 27, 2006, SEC File No. 0-26844.

10.10	Summary of Compensation and Performance Goals and Business Criteria for Payment of Incentive Awards. Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 27, 2006, SEC File No. 0-26844.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADISYS CORPORATION

Dated: November 3, 2006	By:	/s/ SCOTT C. GROUT Scott C. Grout
President and Chief Executive Officer

Dated: November 3, 2006	By:	/s/ JULIA A. HARPER Julia A. Harper
Vice President of Finance and
Administration
and Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Description
2.1	Arrangement Agreement among RadiSys Corporation, Convedia Corporation and RadiSys Canada Inc., effective as of July 26, 2006. Incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 28, 2006, SEC File No. 0-26844.

10.1	Summary of Performance Goals and Business Criteria for Payment of Awards. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 28, 2006, SEC File No. 0-26844.

10.2	RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on September 1, 2006, Registration File No. 333-137060.

10.3	Form of Notice of Option Grant for United States employees for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on September 1, 2006, Registration File No. 333-137060.

10.4	Form of Notice of Option Grant for Canada employees for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on September 1, 2006, Registration File No. 333-137060.

10.5	Form of Notice of Option Grant for international employees for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed on September 1, 2006, Registration File No. 333-137060.

10.6	Form of Notice of Option Grant for China employees for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed on September 1, 2006, Registration File No. 333-137060.

10.7	Form of Restricted Stock Grant Agreement for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed on September 1, 2006, Registration File No. 333-137060.

10.8	Form of Restricted Stock Unit Grant Agreement for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.10 to the Company’s Registration Statement on Form S-8 filed on September 1, 2006, Registration File No. 333-137060.

10.9	Executive Change of Control Agreement by and between the Company and Brian Bronson. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 27, 2006, SEC File No. 0-26844.

10.10	Summary of Compensation and Performance Goals and Business Criteria for Payment of Incentive Awards. Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 27, 2006, SEC File No. 0-26844.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.