Form 10-K
period 2006-12-31
RADISYS CORP
filed 2007-03-02
CIK 873044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

(503) 615-1100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.01 Per Share	The NASDAQ Stock Market LLC
(Title of each Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based upon the closing price of the Nasdaq Global Select Market on June 30, 2006 of $21.96) of the Registrant at that date was approximately $403,230,000. For purposes of the calculation executive officers, directors and holders of 10% or more of the outstanding common stock are considered affiliates.

Number of shares of common stock outstanding as of February 28, 2007: 21,951,342

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders to be held May 15, 2007 are incorporated by reference into Part III of this Form 10-K.

RADISYS CORPORATION

FORM 10-K

		Page

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	10
Item 1B.	Unresolved Staff Comments	18
Item 2.	Properties	18
Item 3.	Legal Proceedings	19
Item 4.	Submission of Matters to a Vote of Security Holders	19

PART II
Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	19
Item 6.	Selected Financial Data	21
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 8.	Financial Statements and Supplementary Data	45
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	92
Item 9A.	Controls and Procedures	92
Item 9B.	Other Information	93

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	94
Item 11.	Executive Compensation	94
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	94
Item 13.	Certain Relationships and Related Transactions, and Director Independence	95
Item 14.	Principal Accounting Fees and Services	95

PART IV
Item 15.	Exhibits and Financial Statement Schedules	96
Signatures		100
EXHIBIT 10.17
EXHIBIT 10.18
EXHIBIT 10.19
EXHIBIT 10.20
EXHIBIT 10.21
EXHIBIT 10.22
EXHIBIT 10.23
EXHIBIT 10.24
EXHIBIT 10.25
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 23.2
EXHIBIT 24.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I

Item 1.	Business

General

RadiSys Corporation is a leading provider of embedded advanced solutions for the communications networking and commercial systems markets. Through innovative product planning, intimate customer collaboration, and combining innovative technologies and industry leading architecture, we help original equipment manufacturers (“OEMs”), systems integrators and solution providers bring better products to market faster and more economically. Our products include embedded boards, application enabling platforms and turn-key systems, which are used in today’s complex computing, processing and network intensive applications. Unless context otherwise requires, or as otherwise indicated, “we,” “us,” “our” and similar terms, as well as references to the “Company” and “RadiSys” refer to RadiSys Corporation and include all of our consolidated subsidiaries.

Our Strategy

Our strategy is to provide customers with standards-based advanced embedded solutions in our target markets. We believe this strategy enables our customers to focus their resources and development efforts on their key areas of competency allowing them to provide higher value systems with a time-to-market advantage and a lower total cost of ownership. Historically, system makers had been largely vertically integrated, developing most, if not all, of the functional building blocks of their systems. System makers are now more focused on their core expertise, such as specific application software, and are looking for partners like RadiSys to provide them with standards-based, merchant-supplied building blocks for a growing number of processing and networking functions.

Our Markets

We provide application enabling solutions to the following two distinct markets:

•	Communications Networking — The communications networking market consists primarily of networking infrastructure and applications for deployment within our wireless and IP networking and messaging markets. Applications in these markets include 2, 2.5 and 3G wireless infrastructure products, IP media server platforms, packet based switches, unified messaging solutions, IP-based Private Branch Exchange (“PBX”) systems, voice messaging, multimedia conferencing, data centers, network access, security and switching applications.

•	Commercial Systems — The commercial systems market includes the following sub-markets: medical systems, test and measurement equipment, transaction terminals and industrial automation equipment. Examples of products which incorporate our commercial embedded solutions include ultrasound equipment, X-Ray, MRI, immunodiagnostics and hematology systems, CAT Scan (“CT”) imaging equipment, network and production test equipment, consumer transaction terminals, semiconductor manufacturing equipment and electronics assembly equipment.

Our Market Drivers

We believe there are a number of fundamental drivers for growth in the embedded solutions market, including:

•	Increasing desire by OEMs to utilize standards-based, merchant-supplied modular building blocks and platforms to develop their new systems. We believe OEMs are combining their internal development efforts with merchant-supplied building blocks and platforms from partners like RadiSys to deliver a larger number of more valuable new products to market faster at a lower total cost of ownership.

•	Increasing usage levels of widely adopted technologies such as Ethernet, IP, Linux, media processing and CPU, GPU and NPU processors to provide programmable, intelligent and networked functionality to a wide variety of applications, including wireless, wireline and data communications, network security, image processing, transaction and monitoring and control.

•	Increasing demand for standards-based solutions, such as Advanced Telecommunications Architecture (“ATCA”), Session Initiation Protocol (“SIP”), IP Multimedia Subsystem (“IMS”) and Computer-on-Module Express (“COM Express”) that motivates system makers to take advantage of proven and validated standards-based products.

Products

We design and manufacture a broad range of products at different levels of integration:

•	Complete Turn-key Systems for the communications networking systems markets such as 10G (Gigabit) ATCA systems and carrier grade media servers (“Media Servers”);

•	Embedded Subsystems and Functional Platforms using ATCA, COM Express and customer-specific proprietary platforms;

•	Compute, Input/Output (“I/O”), Storage, Inter-networking and Packet Processing Blades; and

•	Software, Middleware, and Microcode, including embedded Operating Systems, Basic Input Output System (“BIOS”), Service Availability (“SA”) Forum, Hardware Platform Interface (“HPI”), Intelligent Platform Management Interface (“IPMI”), and various protocol stacks including signaling, management and data plane protocols.

We have specific technical expertise in the following areas:

•	System Architecture, Design and Integration;

•	Software, Hardware and Platform Development;

•	Embedded Operating Systems;

•	Microprocessor-Based Design;

•	Network Processor-Based Design;

•	Media processing;

•	Digital Signal Processor-Based Design; and

•	Signaling Protocols.

Our products fall into two different categories: Standards-based Solutions and Perfect Fit (custom) Solutions.

Standards-based Solutions.  As a Premier Member of the Intel Communications Alliance, and as a long-time member of the PCI Industrial Computer Manufacturers Group (“PICMG”), SCOPE and the SA Forum standards bodies, we believe that we continue to play a leading role in the development and deployment of system architectural standards that are most relevant to our markets. In the IP communications market we believe that we continue to play a leading role in the development and deployment of media server and Multimedia Resource Function (“MRF”) standards through our membership in the Third-Generation Partnership Project (“3GPP”) and our long-term contributions to the Internet Engineering Task Force (“IETF”).

Beginning in 2004 we shifted our product development investment from predominantly one-off custom-designed products (“perfect fit solutions”) to standards-based, re-usable platforms and systems (“standards-based solutions”). We believe standards-based solutions provide our customers a number of fundamental benefits. First, by using ready-made solutions rather than ground-start custom-designs, our customers can achieve significantly shorter product development intervals and faster time-to-market. Second, we believe our customers can achieve a lower total cost by using solutions that are leveraged across multiple applications rather than a single-use proprietary solution. The benefit to RadiSys is that by offering standards-based solutions, we believe we have the opportunity to address a wider range of new market opportunities with the potential for faster time to revenue than with one-off, custom-designs. We believe this ability to reuse designs gives us more leverage and makes our business and investment model more scalable. Finally, we believe this standards-based model will allow us to provide more integrated and higher value solutions to our customers than we have typically delivered under a custom-design model. These higher value solutions should provide more product content and drive higher average selling prices and therefore more total revenue opportunity for our products.

We intend to increasingly focus our development effort on moving deeper into the data path and further up the software stack, positioning us to provide more complete application-ready platforms and more value for our customers. We believe that turn-key modular solutions such as ATCA platforms and Media Servers will grow to become a large and very attractive market to RadiSys. The success of our new ATCA projects is tied to future deployment of wireless voice, wireless data and VoIP applications by our customers. Likewise the success of our Media Servers is tied to the future deployment of IP Multimedia Subsystems (“IMS”).

We believe that ATCA and Media Servers will become more prevalent ways to implement network equipment and that it will reach multi-billion dollar levels over the next several years. However, history has shown us that rates of adoption in this space can be potentially slower than projected. For RadiSys, this is predominately a new market opportunity that has not existed in a meaningful way for us until now. Up until this point only a limited number of equipment makers have used merchant-supplied, standards-based modular platforms. Based on our interactions with customers, we believe this model will become more widely adopted as network equipment makers strive to bring more products to market faster and with lower design and product costs. Currently, our standards-based products do not make up a significant percentage of our total revenues, however, we believe design wins associated with these products will begin to ramp into production in 2008.

Perfect Fit Solutions.  Our perfect fit solutions are products tailored or customized to meet specific customer or application requirements. These solutions range from modifications of standard or existing products to complete development and supply of customized solutions. We draw on our experience and large design library to create products with varying degrees of customization. We will continue to invest a portion of our resources in perfect fit solutions as these opportunities are an integral part of our business model and leverage our existing know-how. We also believe that our customers will require and value some degree of customization of our standards-based platforms for some of their specific applications.

We have introduced or announced the following standards-based solutions products:

Promentumtm.  Our Promentumtm ATCA family includes a fully integrated application ready platform as well as a set of modular building blocks all configurable for a wide variety of applications. Going beyond simple building blocks, our ATCA strategy delivers a common managed platform for network element and dataplane applications, which offers a significant benefit to our customers. Utilizing the same managed platform for a variety of applications, Telecom Equipment Manufactures (“TEMs”) can reduce overall development time by up to 50% and significantly reduce development, lifecycle and equipment costs.

The Promentum SYS-6010 is the industry’s first ATCA 10Gigabit managed platform. The SYS-6010 is a fully integrated and validated managed platform designed to address high speed I/O and bandwidth intensive traffic-bearing applications. This platform is designed to be implemented in a flexible and reliable architecture complete with comprehensive system management. The Promentumtm ATCA building blocks are implemented in a modular fashion with seamless interoperability.

Additionally, we include data path and platform management software integrated into the Promentumtm ATCA product line. This enables TEMs to focus on developing the higher value application layer rather then spending precious resources developing basic protocols and platform management solutions.

Proceleranttm.  Our Proceleranttm CE blades and boards are designed for embedded applications that require a standard processor and memory subsystem, but also modular flexibility to retain key design level IP on a separate carrier board. Proceleranttm CE products are based on modular computing solutions. COM Express is a standard that provides a bridge from legacy interfaces such as PCI and IDE to new serial differential signaling technologies such as PCI Express, Serial ATA, USB 2.0, LVDS, and Serial DVO. Because they are modular and standards-based, our COM Express products help equipment manufacturers shorten their time to market and reduce development costs. By making processor, chipset and memory modular and independent of the rest of the system design, manufacturers can focus engineering resources on developing differentiating features and avoid the design churn that comes with implementing new processor generations.

Convediatm Media Servers (“CMS”).  In the third quarter of 2006 we completed the acquisition of Convedia Corporation (“Convedia”) and entered the media server market with a portfolio of market leading IP media server products. RadiSys CMS enable service innovation and differentiation by providing powerful, reusable and highly scalable multimedia processing platforms for VoIP and IMS telecommunication service providers and enterprise customers. Together with our solution partners, the CMS family supports the next generation of feature rich, turnkey, high-value services that combine the best of the Internet and telecommunications worlds.

The CMS family consolidates the functions of traditional announcement servers, interactive voice response units, audio and video conference bridges, messaging platforms and speech platforms into a single, multi-service, open standards-compliant solution for network and enhanced services media processing. Our CMS share identical control interfaces, media processing features and management capabilities. The many features and benefits of our CMS allow our customers to increase revenues through delivery of new and innovative services, while reducing capital and ongoing operational costs. Our CMS-1000 and CMS-6000 media servers have been successfully deployed around the world. Our newest media servers, the CMS-3000 and CMS-9000, are optimized for IMS network deployments and are currently in field trials with customers.

Segments

RadiSys is one operating segment as determined by the way that management makes operating decisions and assesses RadiSys’ financial performance. See Note 19 of the Notes to the Consolidated Financial Statements for segment information.

Competition

We have three different types of competitors:

•	Our target customers — Our most significant competition is from our own customers and potential customers who choose to remain vertically integrated and continue to fully design and supply all or most of their own modules and sub-systems. However, we believe system makers are moving away from this propriety mode of system development and supply.

•	Merchant Platform Providers — Some of these competitors include Embedded Communications Computing a division of Motorola, IP Unity, Mercury Computer Systems and Sun Microsystems.

•	Merchant Board Providers — Some of these competitors include Advantech Co., a division within Emerson, a division within General Electric Company, a division within Intel Corporation, Interphase and Kontron AG.

We believe that our system level architecture and design expertise, coupled with our broad product portfolio and flexibility in working intimately with system makers, will enable us to differentiate our products against our competition. We believe our rapid design cycles and standards-based solutions will provide customers with a time to market advantage at a lower total cost.

Customers

Our customers include many leading system makers in a variety of end markets. Examples of these customers include: Agilent Technologies, Airvana, Arrow Electronics, Aspect Medical Systems, Avaya, Comverse Network Systems (“Comverse”)- a division of Comverse Technology, Fluke Electronics, Hewlett Packard, Huawei Technologies Co., IBM, Intel Corporation, Intercall, a division of West Corporation, Lucent Technologies, NexTone Communications, Nokia, Nortel Networks (“Nortel”), Philips Medical Systems, Siemens AG, Tektronix, and Universal Instruments.

Our five largest customers, accounting for approximately 66.7% of revenues in 2006 are listed below with an example of the type of application which incorporates RadiSys products:

Customer	Application

Avaya	Unified messaging products
Comverse	Wireless Voice and Multimedia Messaging Systems
Nokia	2, 2.5, and 3G Wireless Infrastructure Equipment
Nortel	IP-Enabled PBX systems and switches
Philips Medical Systems	Cardiovascular, Surgical, and Medical Imaging Equipment

Nokia and Nortel were our largest customers in 2006 accounting for 39.4% and 10.3% of total 2006 revenues, respectively.

Research, Development and Engineering

We believe that our research, development and engineering (“R&D”) expertise represents an important competitive advantage. Our R&D staff consisted of 279 engineers and technicians as of February 2, 2007. We currently have design centers located in the United States of America, Canada and China.

A majority of our R&D efforts are currently focused on the development of standards-based products targeted at a wide variety of applications. This is an important part of our strategy to provide a broader set of products and building blocks, which allows deployment of flexible solutions leveraged off of reusable designs and commercially available components. We believe this will result in significant savings in development time and investment for our customers and will increase the number of applications into which RadiSys solutions can be incorporated. In addition, we are increasingly combining our standards-based products to create more integrated and more complex hardware and software based systems.

A portion of our R&D efforts are focused on custom solutions for our customers, where existing functional building blocks are tailored to meet the customer’s specific needs. For these programs, our engineering team works closely with the customer’s engineering team to architect, develop and deliver solutions that meet their specific requirements using RadiSys functional building blocks. We engage in close and frequent communication during the design and supply process, allowing us to operate as a “virtual division” within a customer’s organization. We believe our in-depth understanding of embedded systems provides customers with specialized competitive solutions, earning RadiSys a strong incumbent position for future system development projects.

It is our objective to retain the rights to technology developed during the design process. In some cases, we agree to share technology rights, manufacturing rights, or both, with the customer. However, we generally retain nonexclusive rights to use any shared technology.

Sales and Marketing

Our products are sold through a variety of channels, including direct sales, distributors and sales representatives. The total direct sales and marketing headcount was 93 as of February 2, 2007. We use our dedicated cross-functional teams to develop long-term relationships with our customers, which is a means by which we achieve collaborative success. Our cross-functional teams include sales, application engineering, marketing, program management, supply chain management and design engineering. Our teams collaborate with our customers to combine their development efforts in key areas of competency with our standards-based or perfect-fit solutions to achieve higher quality, lower development and product cost and faster time to market for their products.

We market and sell our products in North America, Europe, the Middle East and Africa (“EMEA”), and Asia Pacific. In each of these geographies, products are sold principally through a direct sales force with our sales resources located in the United States of America, Canada, Europe, Israel, China and Japan. In addition, in each of these geographies we make use of an indirect distribution model and sales representatives to access additional customers. In 2006, global revenues were comprised geographically of 34.6% from North America,

48.1% from EMEA and 17.3% from Asia Pacific. See Note 19 of the Notes to the Consolidated Financial Statements for financial information by geographic area.

Manufacturing Operations

We utilize a combination of internal and outsourced manufacturing. Total manufacturing operations headcount was 216 as of February 2, 2007. We currently manufacture approximately 20% to 30% of our own products and intend to continue to outsource the majority of our products to manufacturing services partners for better global customer fulfillment and reduced cost.

We have an automated ISO9001 certified plant in Hillsboro, Oregon that provides board and systems assembly and testing. This plant includes an automated line for Surface Mount Technology (“SMT”), double-sided board assembly and facilities for systems integration, configuration and testing. Because the products into which building blocks are integrated typically have long life reliability requirements, dynamic stress testing of our products must be particularly rigorous. We believe our product testing processes are a competitive advantage.

We also have a facility in Vancouver, British Columbia which is responsible for the final integration, testing and delivery of Media Server systems. This includes working with our contract manufacturer to manufacture and functionally test all hardware components of an end system.

Although many of the raw materials used in our internal and outsourced manufacturing operations are available from a number of alternative sources, some of these are obtained from a single supplier or a limited number of suppliers. We and our outsourced manufacturing partners contract with third parties for a continuing supply of the components used in the manufacture of our products. We currently rely solely on Intel for the supply of some microprocessors and other components. Alternative sources of components that are procured from one supplier or a limited number of suppliers would be difficult to locate and/or it would require a significant amount of time and resources to establish and accommodate.

We also rely on contract manufacturers with for certain RadiSys products. Alternative sources of manufacturing services for the RadiSys products, including transitioning the products, could require significant time and resources to establish. In addition, any decline in the quality of components supplied by our vendors or products produced by our contracting manufacturing partners could adversely impact our reputation and business performance. We have experienced less than optimal service from one of our contract manufacturers in North America. As a result, we have discontinued our relationship with this contract manufacturer and are transitioning the majority of this production to our Hillsboro facility.

Backlog

As of December 31, 2006, our backlog was approximately $21.7 million, compared to $25.1 million as of December 31, 2005. We include in our backlog statistic all purchase orders scheduled for delivery within 12 months. The general trend within our addressable markets continues to be shorter lead times and supplier managed inventory, which has been decreasing backlog over time as a percentage of revenue.

Intellectual Property

We hold 25 U.S. and two foreign utility patents, three U.S. design patents and have five U.S. and 18 foreign patent applications pending; however, we rely principally on trade secrets, know how and rapid time to market for protection and leverage of our intellectual property. We believe that our competitiveness depends much more on the pace of our product development, trade secrets, and our relationships with customers than in filed and issued patents. We have from time to time been made aware of others in the industry who assert exclusive rights to certain technologies, usually in the form of an offer to license certain rights for fees or royalties. Our policy is to evaluate such claims on a case-by-case basis. We may seek to enter into licensing agreements with companies having or asserting rights to technologies if we conclude that such licensing arrangements are necessary or desirable in developing specific products.

Employees

As of February 2, 2007 we had 699 employees, of which 606 were regular employees and 93 were agency temporary employees or contractors. We are not subject to any collective bargaining agreement, have never been subject to a work stoppage, and believe that we have maintained good relationships with our employees.

Change of Auditor

On May 9, 2005 we informed PricewaterhouseCoopers, LLP (“PwC”) that PwC had been dismissed as our independent registered public accounting firm and on May 12, 2005, we engaged KPMG LLP (“KPMG”) as our independent registered public accounting firm to audit our financial statements for the years ended December 31, 2005 and 2006.

Corporate History

RadiSys Corporation was incorporated in March 1987 under the laws of the State of Oregon.

INTERNET INFORMATION

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) are available free of charge through our website (www.radisys.com) as soon as reasonably practicable after we electronically file the information with, or furnish it to, the Securities and Exchange Commission (the “SEC”).

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. Some of the forward-looking statements contained in this Annual Report on Form 10-K include:

•	our statements concerning our beliefs about the success of our shift in business strategy from perfect fit solutions to standards-based solutions;

•	the adoption by our customers of standards-based solutions and ATCA;

•	the size of the addressable market for ATCA;

•	estimates of anticipated revenue from design wins;

•	expectations and goals for revenues, gross margin, R&D expenses, selling, general, administrative expenses and profits;

•	estimates and impact of stock-based compensation expense;

•	expectations about the benefits from and integration of the operations, technologies, products or personnel from the acquisition of Convedia;

•	estimates and impact of the costs of the acquisition of Convedia;

•	the impact of our restructuring events on future revenues;

•	currency exchange rate fluctuations, changes in tariff and trade policies and other risks associated with foreign operations;

•	our projected liquidity; and

•	matters affecting the computer manufacturing industry including changes in industry standards, changes in customer requirements and new product introductions, as well as other risks described in Item 1a “Risk Factors”.

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

Forward-looking statements in this Annual Report on Form 10-K include discussions of our goals, including those discussions set forth in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We cannot provide assurance that these goals will be achieved.

Although forward-looking statements help provide additional information about us, investors should keep in mind that forward-looking statements are only predictions, at a point in time, and are inherently less reliable than historical information. In evaluating these statements, you should specifically consider the risks outlined above and those listed under “Risk Factors” in Item 1a. These risk factors may cause our actual results to differ materially from any forward-looking statement.

We do not guarantee future results, levels of activity, performance or achievements and we do not assume responsibility for the accuracy and completeness of these statements. The forward-looking statements contained in this Annual Report on Form 10-K are made and based on information as of the date of this report. We assume no obligation to update any of these statements based on information after the date of this report.

Item 1A.	Risk Factors Related to Our Business

Because of our dependence on certain customers, the loss of, or a substantial decline in sales to, a top customer could have a material adverse effect on our revenues and profitability.

During 2006, we derived 66.7% of our revenues from five customers. These five customers were Nokia, Nortel, Comverse, Philips Medical Systems and Avaya. During 2006, revenues attributable to Nokia and Nortel were 39.4% and 10.3%, respectively. A financial hardship experienced by, or a substantial decrease in sales to any one of our top customers could materially affect revenues and profitability. Generally, these customers are not the end-users of our products. If any of these customers’ efforts to market the end products we design and manufacture for them or the end products into which our products are incorporated are unsuccessful in the marketplace our design wins, sales and/or profitability will be significantly reduced. Furthermore, if these customers experience adverse economic conditions in the markets into which they sell our products (end markets), we would expect a significant reduction in spending by these customers. Some of the end markets that these customers sell our products into are characterized by intense competition, rapid technological change and economic uncertainty. Our exposure to economic cyclicality and any related fluctuation in demand from these customers could have a material adverse effect on our revenues and financial condition.

We are shifting our business from predominately perfect fit (custom) solutions to more standards-based products, such as ATCA, COM Express and Media Servers. This requires substantial expenditures for R&D that could adversely affect our short-term earnings and, if this strategy is not successful could have a material adverse effect on our long-term revenues, profitability and financial condition.

We are shifting our business from predominately perfect fit solutions to more standards-based solutions, such as ATCA, COM Express and Media Server products. There can be no assurance that this strategy will be successful. This strategy requires us to make substantial expenditures for R&D in new technologies that we reflect as a current expense in our financial statements. We believe that these investments in standards-based products and new technologies will allow us to provide a broader set of products and building blocks to take to market and position us to grow on a long-term basis. Most of these investments are not expected to result in significant revenues for at least twelve to twenty-four months. Accordingly, these expenditures could adversely affect our short-term earnings. In addition, there is no assurance that these new products and technologies will be accepted by our customers and, if accepted, how large the market will be for these products or what the timing will be for any meaningful revenues. If we are unable to successfully develop and sell standards-based products to our customers, our revenues, profitability and financial condition could be materially adversely affected. Additionally, if we successfully develop standards-based products we may incur incremental R&D expenses as we tailor the standards-based products for our customers. Furthermore, we are building standards-based products to meet industry standards that define the basis of compatibility in operation and communication of a system supported by different vendors. Those standards constantly change and new competing standards emerge. The development or adaptation of products and technologies require us to commit financial resources, personnel and time significantly in advance of sales. In order to compete, our decisions with respect to those commitments must accurately anticipate, sometimes two years or more in advance, both future demand and the technologies that will win market acceptance to meet that demand.

Our projections of future revenues and earnings are highly subjective and may not reflect future results which could cause volatility in the price of our common stock.

Most of our major customers have contracts but these contracts do not commit them to purchase a minimum amount of our products. These contracts generally require our customers to provide us with forecasts of their anticipated purchases. However, our experience indicates that customers can change their purchasing patterns quickly in response to market demands and therefore these forecasts may not be relied upon to accurately forecast sales. From time to time we provide projections to our shareholders and the investment community of our future sales and earnings. Since we do not have long-term purchase commitments from our major customers and the customer order cycle is short, it is difficult for us to accurately predict the amount of our sales and related earnings in any given period. Our projections are based on management’s best estimate of sales using historical sales data, information from customers and other information deemed relevant. These projections are highly subjective since sales to our customers can fluctuate substantially based on the demands of their customers and the relevant markets. Our period to period revenues have varied in the past and may continue to vary in the future. In addition and as stated above, we have a high degree of customer concentration. Any significant change in purchases by any one of our largest customers can significantly affect our sales and profitability.

If demand for our products fluctuates, our revenues, profitability and financial condition could be adversely affected. Important factors that could cause demand for our products to fluctuate include:

•	changes in customer product needs;

•	changes in the level of customers’ inventory;

•	changes in business and economic conditions, including a downturn in the semiconductor industry; and

•	market acceptance of our products.

We have recently experienced significant changes in purchases by one of our large customers which adversely impacted the fiscal period in which it occurred. If our actual sales or earnings are less than the projected amounts, the price of our common stock may be adversely affected and accordingly our shareholders should not place undue reliance on these projections.

In addition, the price of our common stock may be adversely affected due to other factors, such as changes in analysts’ estimates regarding earnings, or may be due to factors relating to the commercial systems and communication networking markets in general. Shareholders should be willing to incur the risk of such fluctuations.

Not all new design wins ramp into production, and if ramped into production the volumes derived from such projects may not be as significant as we had originally estimated, which could have a substantial negative impact on our anticipated revenues and profitability.

From time to time we estimate the revenue from design wins, which represents three years of revenue once product development has ramped into production. If a design win actually ramps into production, the average ramp into production begins about 12 to 18 months after the initial design win, although some more complex projects can take up to 24 months or longer. After that, there is an additional time lag from the start of production ramp to peak revenue. Not all design wins ramp into production and even if a design win ramped into production, the volumes derived from such projects may be less than we had originally estimated. Design wins are sometimes canceled or delayed, or can perform below original expectations, which can adversely impact anticipated revenues and profitability.

Our business depends on the communications networking and commercial systems markets in which demand can be cyclical, and any inability to sell products to these markets or forecast customer demand could have a material adverse effect on our revenues and gross margin.

We derive our revenues from a number of diverse end markets, some of which are subject to significant cyclical changes in demand. In 2006, we derived 74.4% and 25.6% of our revenues from the communications networking and commercial systems markets, respectively. We believe that our revenues will continue to be derived primarily from these two markets. Communications networking revenues include, but are not limited to, sales to Airvana, Aspect Medical Systems, Avaya, Comverse, Hewlett Packard, Huawei Technologies Co., IBM, Intel Corporation, Intercall, a division of West Corporation, Lucent, NexTone Communications, Nokia, Nortel and Siemens AG. Commercial systems revenues include, but are not limited to, sales to Agilent Technologies, Arrow Electronics, Fluke Electronics, Philips Medical Systems, Tektronix and Universal Instruments. Generally, our customers are not the end-users of our products. If our customers experience adverse economic conditions in the markets into which they sell our products (end markets), we would expect a significant reduction in spending by our customers. Some of these end markets are characterized by intense competition, rapid technological change and economic uncertainty. Our exposure to economic cyclicality and any related fluctuation in customer demand in these end markets could have a material adverse effect on our revenues and financial condition. Significant reduction in our customers’ spending, such as what we experienced in 2001 and 2002, will result in decreased revenues and earnings. We continue to execute on our strategy of expanding into new end markets either through new product development projects with our existing customers or through new customer relationships, but no assurance can be given that this strategy will be successful.

We forecast manufacturing needs based on our customer demand mentioned above. Changes in this demand could cause us or our contract manufacturers to hold excess or obsolete inventory that may not be salable to other customers on commercially reasonable terms, and which could require inventory valuation write downs that reduce our gross margin and profitability. This risk is exacerbated by a current trend from our customers of requiring shorter lead times between placing orders with us and the shipment date. That typically necessitates an increase in our inventory or inventory of our products at our contract manufacturers’ locations, raising the likelihood that upon cancellation or deferral, we may be holding greater amounts of inventory and/or incurring additional costs. Additionally, we are contractually obligated to reimburse our contract manufacturers for the cost of excess inventory used in the manufacture of our products for which there is no forecasted or alternative use. Unexpected decreases in customer demand or our inability to accurately forecast customer demand could result in increases in our adverse purchase commitment liability and have a material adverse effect on our gross margins and profitability.

Because of our dependence and our contract manufacturers’ dependence on a few suppliers, or in some cases one supplier, for some of the components we use, as well as our dependence on a few contract manufacturers to supply a majority of our products, a loss of a supplier, a decline in the quality of these components, a shortage of any of these components, or a loss or degradation in performance of a contract manufacturer could have a material adverse effect on our business or our profitability.

We depend on a few suppliers, or in some cases one supplier, for a continuing supply of the components we use in the manufacture of our products and any disruption in supply could adversely impact our financial performance. For example, we currently solely rely on Intel for the supply of some microprocessors and other components. Alternative sources of components that are procured from one supplier or a limited number of suppliers would be difficult to locate and/or it would require a significant amount of time and resources to establish.

We also rely on contract manufacturers for the supply of approximately 80% of all of our unit volume. If these third party manufacturers fail to adequately perform our revenues and profitability could be adversely affected. Among other things, inadequate performance from our contract manufacturers could include the production of products that do not meet our high quality standards or schedule and delivery requirements and could cause us to invest in additional internal resources as we lose productivity on other important projects. In addition, alternative internal or external sources of manufacturing for RadiSys products could require significant time and resources to establish or transition. We have experienced less than optimal service from one of our contract manufacturers in North America. As a result, we have discontinued our relationship with this contract manufacturer and are currently transitioning the majority of this production to our Hillsboro facility. However, we may incur additional and unanticipated expenses or delays which may have a material adverse effect on our business or our financial performance. Also, due to the inherent risks associated with the transfer of production we may incur additional expenses related to adverse purchase commitments or excess and obsolete inventory.

The failure to successfully integrate Convedia’s business into our operations in the expected time frame, or at all, may adversely affect our future results.

We believe that the acquisition of Convedia, completed in September 2006 will result in certain benefits, including expanded global reach and increased product offerings. However, to realize these anticipated benefits, Convedia’s business must be successfully integrated into RadiSys’ operations by focusing on general and administrative, manufacturing and marketing and sales cooperation. The success of the Convedia acquisition will depend on our ability to realize these anticipated benefits from integrating Convedia’s business into our operations. We may fail to realize the anticipated benefits of the Convedia acquisition on a timely basis, or at all, for a variety of reasons, including the following:

•	failure to effectively coordinate sales and marketing efforts to communicate the capabilities of the Company;

•	potential difficulties integrating and harmonizing financial reporting or other critical systems; and

•	the loss of key employees.

We operate in intensely competitive industries, and our failure to respond quickly to technological developments and incorporate new features into our products could have an adverse effect on our ability to compete.

We operate in intensely competitive industries that experience rapid technological developments, changes in industry standards, changes in customer requirements, and frequent new product introductions and improvements. If we are unable to respond quickly and successfully to these developments, we may lose our competitive position, and our products or technologies may become uncompetitive or obsolete. To compete successfully, we must maintain a successful R&D effort, develop new products and production processes, and improve our existing products and processes at the same pace or ahead of our competitors. We may not be able to successfully develop and market these new products; the products we invest in and develop may not be well received by customers; and products developed and new technologies offered by others may affect the demand for our products. These types of events could have a variety of negative effects on our competitive position and our profitability and financial condition, such as reducing our revenue, increasing our costs, lowering our gross margin percentage, and requiring us to recognize and record impairments of our assets.

Competition in the market for embedded systems is intense, and if we lose our market share, our revenues and profitability could decline.

We compete with a number of companies providing embedded systems, including Advantech Co., AudioCodes, Embedded Communications Computing, a division of Motorola, a division within Emerson, a division within General Electric Company, Hewlett Packard, divisions within both Intel Corporation and IBM, Interphase, IP Unity, Kontron AG, Mercury Computer Systems and Sun Microsystems. Because the embedded systems market is growing, it is attracting new non-traditional competitors. These non-traditional competitors include contract-manufacturers that provide design services and Asian-based original design manufacturers. Some of our competitors and potential competitors have a number of significant advantages over us, including:

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

As a result of increased competition, we could encounter significant pricing pressures. These pricing pressures could result in significantly lower average selling prices for our products. We may not be able to offset the effects of any price reductions with an increase in the number of customers, cost reductions or otherwise. In addition, many of the industries we serve, such as the communications industry, are encountering market consolidation, or are likely to encounter consolidation in the near future, which could result in increased pricing pressure and additional competition thus weakening our position or causing delays in new design wins and their associated production.

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

In 2006, as measured by delivery destination, we derived 4.0% of our revenues from Canada and Mexico, 48.1% of our revenues from EMEA and 17.3% from Asia Pacific. In 2004 we opened a development center in Shanghai, China and began to utilize a contract manufacturer in Shenzhen, China. For the year ended December 31, 2006, approximately 52% of our total revenues were associated with products produced at our China contract manufacturer. Also during 2006 we completed the acquisition of Convedia which includes significant operations in Vancouver, British Columbia. As a result of all these activities, we are subject to worldwide economic and market condition risks generally associated with global trade, such as fluctuating exchange rates, tariff and trade policies, domestic and foreign tax policies, foreign governmental regulations, political unrest, wars and other acts of terrorism and changes in other economic conditions. These risks, among others, could adversely affect our results of operations or financial position. Additionally, some of our sales to overseas customers are made under export licenses that must be obtained from the United States Department of Commerce. Protectionist trade legislation in either the United States of America or other countries, such as a change in the current tariff structures, export compliance laws, trade restrictions resulting from war or terrorism, or other trade policies could adversely affect our ability to sell or to manufacture in international markets. Furthermore, revenues from outside the United States of America are subject to inherent risks, including the general economic and political conditions in each country. These risks, among others, could adversely affect our results of operations or financial position.

If we are unable to generate sufficient income in the future, we may not be able to fully utilize our net deferred tax assets or support our current levels of goodwill and intangible assets on our balance sheet.

We cannot provide absolute assurance that we will generate sufficient taxable income to fully utilize the net deferred tax assets of $30.3 million as of December 31, 2006. We may not generate sufficient taxable income due to earning lower than forecasted net income or incurring charges associated with unusual events, such as restructurings and acquisitions. Accordingly, we may record a full valuation allowance against the deferred tax assets if our expectations of future taxable income are not achieved. On the other hand, if we generate taxable income in excess of our expectations, the valuation allowance may be reduced accordingly. We also cannot provide absolute assurance that future income will support the carrying amount of goodwill and intangibles of $110.1 million on the Consolidated Balance Sheet as of December 31, 2006, and therefore, we may incur an impairment charge in the future.

Our products for embedded solutions are based on industry standards, which are continually evolving, and any failure to conform to these standards or lack of success of these standards could have a substantial negative impact on our revenues and profitability. In addition, these standards could take longer to be deployed or may not be deployed at all.

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

On December 16, 2004, the Financial Accounting Standards Board issued a Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the financial statements based on their fair values and does not allow the pro forma disclosure previously used as an alternative to financial statement recognition.

We were required to adopt SFAS 123R in the first quarter of 2006. Under SFAS 123R, we applied the Black-Scholes valuation model in determining the fair value of share-based payments, with adjustments to the methodology as necessary for reporting under SFAS 123R guidelines. As a result, our operating results for the year ended December 31, 2006 contain, and our operating results for future periods will contain, a charge for share-based compensation related to stock options and shares pursuant to the 1996 Employee Stock Purchase Plan (“ESPP”), in addition to the share-based compensation associated with our restricted share awards and restricted stock units (“restricted stock”). SFAS 123R had a significant impact on our operating results for the year ended December 31, 2006, with SFAS 123R charges of $6.6 million increasing operating losses to $22.2 million, and we expect the adoption of SFAS 123R will continue to have a significant adverse impact on our operating results in the future. We anticipate that stock-based compensation will increase by $3.4 million to approximately $10 million in 2007 due primarily to the 2004 acceleration of employee stock options with an option price greater than $15.99. As a result of the acceleration, we reduced the amount of stock based compensation expense recognized in 2006; however, in 2007 stock based compensation expense will increase as the benefit from the acceleration will have been fully utilized. The increase is also due to the acquisition of Convedia. We cannot predict the effect that this adverse impact on our reported operating results will have on the trading price of our common stock.

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

Disclosure controls are procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that the information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal control over financial reporting (“internal controls”) are procedures which are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of RadiSys; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of RadiSys are being made only in accordance with authorizations of management and directors of RadiSys; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of RadiSys’ assets that could have a material effect on the financial statements. To the extent that components of our Internal Controls are included in our disclosure controls, they are included in the scope of our quarterly controls evaluation.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Information concerning our principal properties at December 31, 2006 is set forth below:

			Square
Location	Type	Principal Use	Footage	Ownership

Hillsboro, OR	Office & Plant	Headquarters, Marketing,	130,000	Leased
		Manufacturing, Distribution, Research and Engineering
	Plant & Land	Held For Sale	23,000	Owned
Des Moines, Iowa	Office	Marketing, Research, and Engineering	12,655	Leased
Boca Raton, FL	Office	Marketing, Research, and Engineering	26,211	Leased
Dublin, Ireland	Office	Marketing, Distribution	1,658	Leased
Burnaby, Canada	Office	Marketing, Research, and Engineering	31,920	Leased

We also lease sales offices in the United States of America located in San Diego, California, Marlborough, Massachusetts and Sea Girt, New Jersey. We have international sales offices located in Munich, Germany and Tokyo, Japan. We have two offices to support our contract manufacturing partners and these offices are located in Charlotte, North Carolina and in Shenzhen, China. We also lease an office in Shanghai, China for our China-based Development Center. In addition to the above properties, we own two parcels of land adjacent to our Hillsboro, Oregon facility, which were acquired for future expansion but are currently held for sale.

During the first quarter of 2007, the Company accepted offers to sell its DC3 building and one of its surrounding lots. The sales are expected to close in the second quarter and third quarter, respectively.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market under the symbol “RSYS.” The following table sets forth, for the periods indicated, the highest and lowest closing sale prices for the common stock, as reported by the Nasdaq Global Select Market.

	High	Low

2006
Fourth Quarter	$21.78	$15.98
Third Quarter	24.94	19.88
Second Quarter	21.96	19.01
First Quarter	20.57	17.29
2005
Fourth Quarter	$19.48	$15.75
Third Quarter	19.48	16.17
Second Quarter	16.58	12.95
First Quarter	19.55	13.89

The closing price as reported on the Nasdaq Global Select Market on February 28, 2007 was $15.72 per share. As of February 28, 2007, there were approximately 380 holders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our outstanding common stock is held of record in broker “street names” for the benefit of individual investors.

Dividend Policy

We have never paid any cash dividends on our common stock and do not expect to declare cash dividends on the common stock in the foreseeable future in compliance with our policy to retain all of our earnings to finance future growth.

Stock Price Performance Graph

The following graph sets forth our total cumulative shareholder return as compared to the return of the Standard and Poor’s 500 Index (“S&P 500”) and the Nasdaq Computer Manufacturers Index for the period of December 31, 2001 through December 31, 2006. The graph reflects the investment of $100 on December 31, 2001 in our stock, the S&P 500 and in a published industry peer group index.

Total return also assumes reinvestment of dividends. As noted above, we have never paid dividends on our common stock. Historical stock price performance should not be relied upon as indicative of future stock price performance.

Comparison of 5-year cumulative total return among RadiSys Corporation, the S&P 500 index and the Nasdaq Computer Manufacturers index

Copyright © 2007, Standard & Poor’s a division of The McGraw-Hill Companies, Inc. All rights reserved.
www. researchdatagroup.com/S&P.htm

	Cumulative Total Return
	12/2001	12/2002	12/2003	12/2004	12/2005	12/2006
RadiSys	100.00	40.59	85.81	99.39	88.20	84.79
S&P 500	100.00	77.90	100.24	111.15	116.61	135.03
Nasdaq Computer Manufacturers	100.00	67.48	109.37	115.04	107.28	134.84

Item 6.	Selected Financial Data

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Consolidated Statements of Operations Data
Revenues	$292,481	$260,234	$245,824	$202,795	$200,087
Gross margin	78,956	76,836	79,172	65,157	59,444
Income (loss) from operations	(22,229)	13,788	17,272	8,775	(3,740)
Income (loss) from continuing operations	(13,016)	15,958	13,011	6,010	(1,759)
Loss from discontinued operations related to Savvi business, net of tax benefit	—	—	—	(4,679)	(1,546)
Net income (loss)	(13,016)	15,958	13,011	1,331	(3,305)
Net income (loss) from continuing operations per common share:
Basic	$(0.62)	$0.79	$0.69	$0.34	$(0.10)
Diluted	$(0.62)	$0.68	$0.59	$0.32	$(0.10)
Net loss from discontinued operations related to Savvi business, net of tax benefit per common share:
Basic	$—	$—	$—	$(0.26)	$(0.09)
Diluted	$—	$—	$—	$(0.25)	$(0.09)
Net income (loss) per common share:
Basic	$(0.62)	$0.79	$0.69	$0.07	$(0.19)
Diluted	$(0.62)	$0.68	$0.59	$0.07	$(0.19)
Weighted average shares outstanding (basic)	21,158	20,146	18,913	17,902	17,495
Weighted average shares outstanding (diluted)	21,158	24,832	23,823	18,406	17,495
Consolidated Balance Sheet Data
Working capital	$161,575	$249,159	$186,634	$222,324	$132,474
Total assets	381,654	368,711	345,238	365,562	274,299
Long term obligations, excluding current portion	98,390	99,777	107,015	164,600	83,954
Total shareholders’ equity	223,455	217,843	191,233	160,990	152,801

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We have shifted more of our investments from predominantly perfect fit (custom) solutions to standards-based solutions. We believe standards-based solutions provide our customers a number of fundamental benefits. First, by using ready-made platform solutions rather than ground-start custom-designs, our customers can achieve significantly shorter product intervals and faster time-to-market. Second, we believe our customers can achieve a lower total cost by using solutions that are leveraged across multiple applications rather than a single-use proprietary solution. By offering ready-made solutions, we believe we have the opportunity to address a wider range of new market opportunities with the potential for faster time to revenue than with ground-start, custom-designs. We believe this ability to reuse designs makes our business and investment model more scalable. Finally, we believe a more standards-based product model will allow us to provide more integrated higher value solutions to our customers than we have typically delivered under a custom-design model. These higher value solutions drive higher price points and therefore more total revenue opportunities for our products.

In 2005, we announced our plan for the Promentumtm family of ATCA products. The Promentumtm family of products include turnkey platforms, universal carrier cards, switch and control modules, disk storage modules, compute modules, packet processing modules and various chassis models. The Promentumtm SYS-6000 integrates these individual products into a blade server platform system. We believe the Promentumtm SYS-6000 system will provide customers a highly reliable managed platform on which to build their new voice and data offerings. The Promentumtm ATCA-7010 is a packet processing module that allows the highest bandwidth available in a single ATCA® slot. This product features dual Intel® IXP28xx network processors and is designed to address 10 Gbps wirespeed packet processing in network applications that demand high bandwidth throughput such as security gateways, GGSN’s, Broadband-Remote Access Servers, edge routers and session controllers. We have significant experience in the design, delivery and deployment of carrier-grade, modular platforms. We believe the ATCA standard increases our opportunity to implement reusable platforms, enabling the deployment of more flexible solutions based on cost-effective commercial technologies. We believe our core ATCA solutions will be applicable across a wide range of customers and applications. These integrated hardware and software platforms make extensive use of common system architectural and component designs, using carrier grade operating systems and middleware, and will reduce development time and costs, which enhances application portability.

In 2006, we announced nine new products in our Promentum family of ATCA solutions. Specifically, we announced our new Promentum SYS-6010, the industry’s first 10-gigabit managed ATCA platform that will provide the highest traffic capacity throughput and processing densities available today. Our SYS-6010 is targeted at data plane applications such as IMS, Radio Network and Base Station Controllers, Media Gateways, Call Servers, IPTV among a number of applications. As of December 31, 2006 our SYS-6010 became generally available to our larger customer base. We also introduced two new products based on the latest OCTEON processors from Cavium Networks. The new ATCA and AMC solutions provide high density Gigabit Ethernet interfaces with sophisticated dataplane hardware acceleration. These products will help equipment manufacturers reduce R&D costs while accelerating the introduction of high performance products such as Radio Network Controllers, Session Border Controllers, Media Gateways, Edge Routers and Security Gateways. Our new AMC-7211 product provides power efficient packet and security processing for customers requiring AMC modules for their ATCA and MicroTCA platforms. The ATCA-7200 is a high performance modular gigabit line card equipped with up to four Cavium OCTEON Plus processor AMCs. Both products have been well received in the market and we expect to begin delivery of evaluation units in the second quarter of 2007.

In addition to our new ATCA offerings, we announced our new Proceleranttm series of modular computing solutions, for customers in our commercial systems market for medical, transaction terminals and test and measurement and other commercial applications. These new modular products are now available, and we believe this family of high density, flexible solutions will enable commercial systems customers to achieve more rapid time to market with cost effective designs. Our new Procelerant 945-GM will be the industry’s first COM Express product that supports low voltage mobile technology. We believe it will provide our customers with greater processing power in a smaller footprint with lower power consumption. We also announced the introduction of the high performance RMS420-5000XI embedded server featuring two Dual-Core Intel® Xeon® 5140 processors. This new server will be used in many demanding data and graphics processing applications such as medical image processing and display, military, industrial machine vision, test and measurement, signal processing, and 3D and 4D image display. Finally we announced the Procelerant RMS420, a 4U high performance embedded server with two dual-core processors and the Procelerant CE945GM dual-core COM Express module. Both products are expected to ship in the first quarter of 2007.

In the third quarter of 2006 we completed the acquisition of Convedia and entered the media server market with a portfolio of media server products. RadiSys Media Servers enable service innovation and differentiation by providing powerful, reusable and highly scalable multimedia processing platforms for VoIP and IMS telecommunication service providers and enterprise customers. Together with our solution partners, the Media Server family supports the next generation of feature rich, turnkey, high-margin services that combine the best of the Internet and telecommunications worlds.

The Media Server family consolidates the functions of traditional announcement servers, interactive voice response units, audio and video conference bridges, messaging platforms and speech platforms into a single, multi-service, open standards-compliant solution for network and enhanced services media processing. Our Media Servers share identical control interfaces, media processing features and management capabilities. The many features and benefits of our Media Servers allow our customers to increase revenues through delivery of new and innovative services, while reducing capital and ongoing operational costs. Our CMS-1000 and CMS-6000 media servers have been successfully deployed around the world. Our newest media servers, the CMS-3000 and CMS-9000, are optimized for IMS network deployments and are currently in field trials with customers.

Total revenue was $292.5 million, $260.2 million and $245.8 million in 2006, 2005 and 2004, respectively. Backlog was approximately $21.7 million, $25.1 million and $22.6 million at December 31, 2006, 2005 and 2004, respectively. Backlog includes all purchase orders scheduled for delivery within 12 months. The general trend within our addressable markets is for shorter lead times and supplier-managed inventory, which will generally decrease backlog over time as a percentage of revenue. The increase in revenues during 2006 compared to 2005 was due to increases in revenues in the communications networking and commercial systems markets of $23.6 million and $8.6 million, respectively. The increase in revenues during 2005 compared to 2004 was due to an increase in revenues in the communications networking market of $26.7 million offset by a $12.3 million decrease in revenues from the commercial systems market. Revenues in the communications networking market increased from 2004 to 2006 primarily due to strong demand within the wireless submarket as we continue to design and supply more content within our customers’ 2.5 and 3G deployments. For the fourth quarter of 2006 the increase in communication revenues was offset by reductions in requested deliveries from a large wireless customer. We believe these reductions were driven by their efforts to significantly reduce inventory levels. We expect our wireless market revenues to increase in the first quarter of 2007. Revenues in the commercial systems market increased in the 2006 compared to 2005, primarily due to increases in the medical submarket partially offset by declines in our transaction terminal and industrial automation submarkets, which is consistent with our strategies. The increase in revenues from the medical market is attributable to design wins that have ramped into production during 2005 and 2006. The decrease in the transaction terminal revenues was primarily due to design wins nearing the end of their life cycle. Currently, our standards-based products do not make up a significant percentage of our total revenues, however, we believe design wins associated with these products will begin to ramp into production in 2008.

From a geographic perspective, from 2004 to 2006 the percentage of non-U.S. revenues by delivery destination increased as a percentage of total revenues. This was primarily due to existing multinational customers requesting the delivery of products directly into the Asia Pacific region and increased revenues attributable to our EMEA region associated with our wireless infrastructure products. For the year ended December 31, 2006 revenues from North America increased by $8.4 million compared to the same periods in 2005. This increase is due to primarily to the addition of media server business revenues and increased Nortel shipments in the fourth quarter of 2006. We expect our non-U.S. revenues to remain a significant portion of our revenues.

During the third quarter of 2006, we announced our decision to disengage from one of our contract manufacturers in North America. We are currently transitioning the majority of this production to our Hillsboro facility. This has resulted in a net increase in inventory related to the transition and we expect to see inventory levels start to decline after the first quarter of 2007 and continue to decline throughout the year to more traditional levels.

Gross margins as a percentage of revenues were 27.0%, 29.5% and 32.2% for 2006, 2005 and 2004, respectively. Approximately half of the decrease in gross margin as a percentage of revenues for the year ended December 31, 2006 compared to the same period in 2005 was attributable to product mix as more of our revenue is coming from higher volume products with competitive pricing. The decrease is also due to

$1.4 million associated with purchase accounting charges attributed to the acquisition of Convedia including $978 thousand for fair value accounting for inventory and the amortization of the $400 thousand of Convedia backlog identified as an intangible asset, an increase of $1.3 million associated with our excess and obsolete accrual and $691 thousand associated with the write down of raw material inventory that was sold to our contract manufacturing partners during the first quarter of 2006. The decrease is also due to increased adverse purchase commitments associated with the transfer of our production from one of our contract manufacturers to our Hillsboro facility and to our other contract manufacturer. For the year ended December 31, 2006, cost of sales included $876 thousand of stock-based compensation expense which is discussed in Note 18. We also continued to incur redundant manufacturing costs as we moved forward with outsourcing our internal manufacturing to our contract manufacturing partners. The decrease was also associated with additional manufacturing-related costs in 2006 due to making our products RoHS (Restriction of the Use of Certain Hazardous Substances in the Electrical and Electronic Equipment) compliant. We currently expect our gross margin percent to be higher in 2007 due to our current forecasted revenue mix.

Net loss was $13.0 million in 2006. Net income was $16.0 million in 2005 and $13.0 million in 2004. Net loss per share was $0.62 for 2006. Net income per share was $0.79 and $0.68, basic and diluted, respectively, in 2005. Net income per share was $0.69 and $0.59, basic and diluted, respectively, in 2004. Net income has decreased from 2005 to 2006, due primarily to the purchase accounting charges due to the acquisition of Convedia including a $14.0 million in-process research and development charge, $5.9 million of intangible amortization and $624 thousand of deferred compensation expenses. See Note 20 — Acquisition of Convedia.

From 2004 through 2006, we initiated multiple restructurings of our operations. These restructurings primarily included workforce reductions. These workforce reductions were a result of the increase in outsourced manufacturing and a result of aligning our workforce to deliver more integrated advanced embedded platforms and solutions or standards-based solutions.

In 2004, we repurchased $58.8 million principal amount of the 5.5% convertible subordinated notes for $58.2 million. In 2005, we repurchased $7.5 million principal amount of the 5.5% convertible subordinated notes for $7.4 million. In 2006, we repurchased $100 thousand principal amount of the 5.5% convertible subordinated notes for $100 thousand.

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

The stock-based compensation expense associated with our equity instruments issued in 2005 and 2004 was calculated using the intrinsic value method. As of January 1, 2006, we are required to account for stock-based compensation based on the fair value method. As a result, in 2006, we incurred $6.6 million of stock-based compensation expense associated with options, restricted stock, and ESPP.

Cash and cash equivalents and investments amounted to $136.0 million and $225.9 million at December 31, 2006 and December 31, 2005, respectively. The decrease in cash and cash equivalents and investments was primarily due to $106.1 million in cash provided from operating activities used to purchase Convedia. We believe that cash flows from operations, available cash and investment balances, and short-term borrowings will be sufficient to fund our operating liquidity needs for the short-term and long-term.

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

Inventory Reserves

We record the inventory valuation allowance for estimated obsolete or unmarketable inventories as the difference between the cost of inventories and the estimated net realizable value based upon assumptions about future demand and market conditions. Factors influencing the provision include: changes in demand; rapid technological changes; product life cycle and development plans; component cost trends; product pricing; regulatory requirements affecting components; and physical deterioration. If actual market conditions are less favorable than those projected by management, additional provisions for inventory reserves may be required. Our estimate for the allowance is based on the assumption that our customers comply with their current contractual obligations. We provide long-life support to our customers and therefore we have material levels of customer specific inventory. If our customers experience a financial hardship or if we experience unplanned cancellations of customer contracts, the current provision for the inventory reserves may be inadequate. Additionally, we may incur additional expenses associated with any non-cancelable purchase obligations to our suppliers if they provide customer-specific components.

Adverse Purchase Commitments

We are contractually obligated to reimburse our contract manufacturers for the cost of excess inventory used in the manufacture of our products, for which there is no alternative use. Excess inventory is defined as raw materials or assemblies (“components”) used in the manufacture of our products for which the contract manufacturers’ on-hand and on-order quantities are in excess of the requirements derived from our current product forecast of customer demand. We are liable for excess inventory only to the extent that the contract manufacturer procures components to fulfill the manufacturing requirements as set forth in our current product forecast and agreed upon lead times and minimum order quantities. Unexpected decreases in customer demand or our inability to accurately forecast customer demand could result in increases in our adverse purchase commitment liability and have a material adverse effect on our profitability. Factors influencing the adverse purchase commitments liability include: changes in demand, rapid technological changes, product life cycle and development plans, component cost trends, product pricing, customer liability and physical deterioration. If actual market conditions are less favorable than those projected by management we may incur additional expenses due to increases in our adverse purchase commitment liabilities. Our estimate for the adverse purchase commitments liabilities is based on the assumption that our customers comply with their current contractual obligations to us. If our customers experience a financial hardship or if we experience unplanned cancellations of customer contracts, the current adverse purchase commitments liabilities may be inadequate

Estimates for adverse purchase commitments are derived from reports received on a quarterly basis from our contract manufacturers. Increases to this liability are charged to cost of goods sold. When and if we take possession of inventory reserved for in this liability, the liability is transferred from other liabilities to our excess and obsolete inventory valuation allowance. This liability, referred to as adverse purchase commitments, is provided for in other accrued liabilities in the accompanying balance sheets. Adverse purchase commitments amounted to $1.9 million and $828 thousand at December 31, 2006 and December 31, 2005, respectively.

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

Long-Lived Assets

Our long-lived assets include indefinite-lived intangible assets or goodwill, definite-lived intangible assets and property and equipment. The net balance of goodwill, definite-lived intangible assets and property and equipment at December 31, 2006 amounted to $67.2 million, $42.9 million and $11.1 million, respectively.

Goodwill represents the excess of cost over the assigned value of the net assets in connection with prior acquisitions. Goodwill will be written down or written off when impaired. Goodwill is required to be tested for impairment at least annually and whenever events or changes in circumstances (“conditions”) indicate the carrying value of goodwill may not be recoverable.

We completed our annual goodwill impairment analysis as of September 30, 2006 and concluded that as of September 30, 2006, there was no goodwill impairment. Our annual goodwill impairment analysis consists of comparing our book value to our market capitalization. If the trading price or the average trading price of our common stock is below the book value per share for a sustained period, a goodwill impairment test will be performed. Our book value per share was $10.41 at September 30, 2006 compared to the closing price of RadiSys shares as quoted on the Nasdaq Global Select Market or the trading price on September 30, 2006 of $21.25. Management concluded there was no indication of material changes requiring an updated goodwill impairment analysis as of December 31, 2006.

Intangible assets, net of accumulated amortization, primarily consist of acquired patents, completed technology, technology licenses, trade names and customer lists. Intangible assets are being amortized on a straight-line basis over estimated useful lives ranging from 1 to 10 years. Property and equipment, net of accumulated depreciation, primarily consists of office equipment and software, manufacturing equipment, leasehold improvements, a building and other physical assets owned by RadiSys. Property and equipment are being depreciated or amortized on a straight-line basis over estimated useful lives ranging from 1 to 40 years. We assess impairment of intangible assets and property and equipment whenever conditions indicate that the carrying values of the assets may not be recoverable.

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

Considerable management judgment is required in determining if and when a condition would trigger an impairment assessment of our long-lived assets and once such a determination has been made, considerable management judgment is required to determine the fair market value of the long-lived asset. If the trading price or the average trading price of our common stock is below the book value per share for a sustained period or if and when a condition has triggered an impairment analysis of our long-lived assets, we may incur substantial impairment losses due to the write-down or the write-off of our long-lived assets.

Income Taxes

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. We record a valuation allowance to reduce deferred tax assets to the amount expected to “more likely than not” be realized in its future tax returns. Should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, adjustments to the valuation allowance for deferred tax assets may be required. The net deferred tax assets amounted to $30.3 million as of December 31, 2006. As of December 31, 2006 we estimate utilization of the net deferred tax assets will require that we generate approximately $60.0 million and $30.0 million in taxable income in the U.S. and Canada, respectively, prior to the expiration of net operating loss and tax credit carryforwards which will occur between 2006 (as we have not yet filed our 2006 return) and 2023. We have considered future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would increase the valuation allowance and make a corresponding charge to earnings in the period in which we make such determination. Likewise, if we later determine that we are more likely than not to realize the net deferred tax assets, we would reverse the applicable portion of the previously provided valuation allowance.

Allowance for Doubtful Accounts

We have a relatively small set of multinational customers that typically make up the majority of our accounts receivable balance. Our allowance for doubtful accounts is determined using a combination of factors to ensure that our trade receivables balances are not overstated. We record reserves for individual accounts when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, our estimates of the recoverability of receivables would be further adjusted. At December 31, 2006, 50.3% of our accounts receivable was due from our four largest customers. If one of these large customers or a number of our smaller customers files for bankruptcy or otherwise is unable to pay the amounts due to us the current allowance for doubtful accounts may not be adequate. During the years ended December 31, 2005 and 2006 there were no significant account balances reserved for and the allowance for doubtful accounts decreased by $18 thousand as a result of the write-off of previously specifically identified account balances.

We maintain a non-specific bad debt reserve for all customers based on a variety of factors, including the length of time receivables are past due, trends in overall weighted average risk rating of the total portfolio, macroeconomic conditions, significant one-time events and historical experience. Typically, this non-specific bad debt reserve amounts to approximately 1% of quarterly revenues.

Accrued Restructuring and Other Charges

For the years ended December 31, 2004, 2005 and 2006 expenses associated with exit or disposal activities are recognized when probable and estimable. Because we have a history of paying severance benefits, the cost of severance benefits associated with a restructuring charge is recorded when such costs are probable and the amount can be reasonably estimated.

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

Revenue Recognition

We recognize revenue when the earnings process is complete, as evidenced by the following revenue recognition criteria: an agreement with the customer; fixed pricing; transfer of title and risk of loss and customer acceptance, if applicable; and that the collectibility of the resulting receivable is reasonably assured. When a sales arrangement contains multiple elements, such as hardware and software products, licenses and/or services, we allocate revenue to each element based on its relative fair value, or for software, based on vendor specific objective evidence (“VSOE”) of fair value. In the absence of fair value for a delivered element, we first allocate revenue to the fair value of the undelivered elements and the residual revenue to the delivered elements. Where the fair value for an undelivered element cannot be determined, we defer revenue for the delivered elements until the undelivered elements are delivered. We limit the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services or subject to customer-specified return or refund privileges. We enter into contracts to sell our products and services, and, while the majority of our sales agreements contain standard terms and conditions under which we recognize revenue upon shipment of product, infrequently we enter into agreements that contain non-standard terms and conditions. Non-standard terms and conditions can include, but are not limited to, customer acceptance criteria or other post-delivery obligations. As a result, significant contract interpretation is sometimes required to determine the appropriate timing of revenue recognition. The components of total revenues were as follows (in thousands):

	For the Years Ended
	December 31,
	2006	2005	2004

Hardware	$280,720	$252,180	$234,352
Software royalties and licenses	6,193	4,394	6,304
Software maintenance	1,402	1,919	939
Engineering and other services	4,166	1,738	4,220
Other	—	3	9

Total revenues	$292,481	$260,234	$245,824

Hardware

Under our standard terms and conditions of sale, we transfer title and risk of loss to the customer at the time product is shipped to the customer and revenue is recognized accordingly, unless customer acceptance is uncertain or significant obligations remain. We reduce revenue for estimated customer returns for rotation rights according to agreements with our distributors. The amount of revenues derived from these distributors as a percentage of total revenues was 3.4% for the year ended December 31, 2006 and 1.5% for the years ended December 31, 2005 and 2004.

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

Stock-based Compensation

Equity instruments are granted to employees, directors and consultants in certain instances, as defined in the respective plan agreements. In 2006, we issued equity instruments in the form of stock options, restricted stock, and stock issued to employees as a result of the ESPP. In 2005, we issued equity instruments in the form of stock options, restricted shares and stock issued to employees as a result of ESPP. In 2004 we issued equity instruments in the form of stock options and stock issued to employees as a result of the ESPP, only.

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

We continue to use the Black-Scholes model to measure the grant date fair value of stock options and ESPP shares. The grant date fair value of stock options that are expected to vest is recognized on a straight-line basis over the requisite service period, which is equal to the option vesting period which is generally 3 years. The grant date fair value of ESPP shares that are expected to vest is recognized on a straight-line basis over the requisite service period, which is generally 18 months, subject to modification at the date of purchase due to the ESPP look-back feature. The grant date fair value of restricted stock is equal to the closing price of RadiSys shares as quoted on the Nasdaq Global Select Market on the date of grant. The grant date fair value of restricted stock that are expected to vest is recognized on a straight-line basis over the requisite service period, which is 3 years. The estimate of the number of options, ESPP shares and restricted stock expected to vest is determined based on historical experience.

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

As part of our SFAS 123R adoption, we also examined our historical pattern of option exercises in an effort to determine if there were any discernable activity patterns based on certain employee populations. From this analysis, we identified three employee populations. The expected term computation is based on historical vested option exercises and post-vest forfeiture patterns and includes an estimate of the expected term for options that were fully vested and outstanding at December 31, 2006 for each of the three populations identified. The estimate of the expected term for options that were fully vested and outstanding at December 31, 2006 was determined as the midpoint of a range of estimated expected terms determined as follows: the low end of the range assumes the fully vested and outstanding options settle on December 31, 2006 and the high end of the range assumes that these options expire upon contractual term. The risk free interest rate is based on the U.S. Treasury constant maturities in effect at the time of grant for the expected term of the option or share.

Determining the appropriate fair value model and, as noted above, calculating the fair value of equity instruments associated with our employee benefit plans require the input of highly subjective assumptions. The assumptions used in calculating the fair value of these equity instruments represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 18 to the Consolidated Financial Statements for a further discussion on stock-based compensation.

As a result of adopting SFAS 123R, loss before income taxes for the year ended December 31, 2006 was $6.6 million higher and net loss for the year ended December 31, 2006 was $6.2 million higher than if we had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted loss per share for the year ended December 31, 2006 was $0.29.

Results of Operations

The following table sets forth certain operating data as a percentage of revenues for the years ended December 31, 2006, 2005 and 2004.

	For the Years Ended
	December 31,
	2006	2005	2004

Revenues	100.0%	100.0%	100.0%
Cost of sales	73.0	70.5	67.8

Gross margin	27.0	29.5	32.2
Research and development	14.2	11.4	11.5
Selling, general, and administrative	13.5	11.6	12.4
Intangible assets amortization	2.1	0.8	0.9
In-process R&D charge(s)	4.8	—	—
Restructuring and other charges	0.0	0.4	0.4

Income (loss) from operations	(7.6)	5.3	7.0
Loss on repurchase of convertible subordinated notes	—	(0.0)	(0.2)
Interest expense	(0.6)	(0.8)	(1.5)
Interest income	3.2	2.4	1.4
Other income (expense), net	0.3	(0.3)	(0.1)

Income (loss) from continuing operations before income tax provision	(4.7)	6.6	6.6
Income tax provision (benefit)	(0.3)	0.5	1.3

Net income (loss)	(4.4)%	6.1%	5.3%

Comparison of Year 2006 and Year 2005

Revenues.  Revenues increased by $32.2 million, or 12.4%, from $260.2 million in 2005 to $292.5 million in 2006. The increase in revenue during 2006 compared to 2005 was due to increases in revenues in the communications networking and commercial systems markets of $23.6 million and $8.6 million, respectively.

Revenues in the communications networking market increased in 2006 compared to 2005 due to strong demand within the wireless market as our product content continues to expand with 2.5 and 3G deployments. Revenues were also higher due to deployments of new products by one of our major customers as well as the addition of media server business revenues. For the fourth quarter of 2006 the increase in communication revenues was offset by reductions in requested deliveries from a large wireless customer. We believe these reductions were driven by their efforts to significantly reduce inventory levels. We expect our wireless market revenues to increase in the first quarter of 2007 as this customer returns to more traditional volumes.

Revenues in the commercial systems market increased in the 2006 compared to 2005, primarily due to increases within the medical submarket partially offset by declines in our transaction terminal and industrial automation submarkets. The increase in revenues from the medical market was attributable to design wins that have ramped into production during 2005 and 2006. The decrease in revenues attributable to the transaction terminal market was primarily due to design wins nearing the end of their life cycle.

Given the dynamics of these markets, we may experience general fluctuations in the percentage of revenue attributable to each market and, as a result, the quarter to quarter and year to year comparisons of our markets often are not indicative of overall economic trends affecting the long-term performance of our markets. We currently expect that each of our markets will continue to represent a significant portion of total revenues. We currently expect 2007 revenue to grow modestly over 2006. Currently, our standards-based products do not make up a significant percentage of our total revenues, however, we believe design wins associated with these products will begin to ramp into production in 2008 based on the timing of our customers’ next generation system deployments.

From a geographic perspective, for the year ended December 31, 2006 compared to the same period in 2005 the percentage of non-US revenues by delivery destination increased as a percentage of total revenues. Revenues as measured by destination in the EMEA region increased by $9.3 million while Asia Pacific revenues increased by $14.5 million. This was primarily due to existing multinational customers requesting the delivery of products directly into the Asia Pacific region and increased revenues attributable to our EMEA region associated with our wireless infrastructure products. For the year ended December 31, 2006 revenues from North America increased by $8.4 million compared to the same periods in 2005. This increase is due to primarily to the addition of media server business revenues and increased Nortel shipments in the fourth quarter of 2006. We currently expect continued fluctuations in the percentage of revenue from each geographic region. Additionally, we expect non-U.S. revenues to remain a significant portion of our revenues.

Gross Margin.  Gross margin as a percentage of revenues for 2006 was 27.0% compared to 29.5% for 2005. Approximately half of the decrease in gross margin as a percentage of revenues for the year ended December 31, 2006 compared to the same period in 2005 was attributable to product mix, as more of our current revenue is coming from higher volume products with competitive pricing. The decrease is also due to $1.4 million associated with purchase accounting charges attributed to the acquisition of Convedia, including $978 thousand for fair valuing accounting of inventory and the amortization of the $400 thousand of Convedia backlog identified as an intangible asset, an increase of $1.3 million associated with our excess and obsolete accrual and $691 thousand associated with the write down of raw material inventory that was sold to our contract manufacturing partners during the first quarter of 2006. The decrease is also due to increased adverse purchase commitments associated with the transfer of our production from one of our contract manufacturers to our Hillsboro facility and to our other contract manufacturer. For the year ended December 31, 2006, cost of sales included $876 thousand of stock-based compensation expense which is discussed in Note 18. We also continued to incur redundant manufacturing costs as we moved forward with outsourcing our internal manufacturing to our contract manufacturing partners. The decrease was also associated with additional manufacturing-related costs in 2006 due to making our products RoHS compliant. We currently expect our gross margin percent to be higher in 2007 due to our current forecasted revenue mix.

Research and Development.  R&D expenses consist primarily of salary, bonuses and benefits for product development staff, and cost of design and development supplies and equipment, net of reimbursements for non-recurring engineering services. R&D expenses increased $11.7 million, or 39.3%, from $29.8 million in 2005 to $41.5 million in 2006.

The increase for the year ended December 31, 2006 compared to the same period in 2005 is primarily associated with higher engineering headcount and increased external project expenses related to our continued investment in the development of standards-based products, such as ATCA, COM Express and Media Servers. The increase was also due to $2.1 million associated with our media server business as well as $1.7 million of stock-based compensation expense which is discussed in “Stock-based Compensation Expense” below. We currently anticipate increases in R&D associated with media server business expenses.

Selling, General, and Administrative.  Selling, general and administrative (“SG&A”) expenses consist primarily of salary, commissions, bonuses and benefits for sales, marketing, executive, and administrative personnel, as well as professional services and costs of other general corporate activities. SG&A expenses increased $9.2 million, or 30.7%, from $30.1 million in 2005 to $39.3 million in 2006.

The increase for the year ended December 31, 2006 compared to the same period in 2005 is primarily associated with higher sales and marketing headcount as we invest in the infrastructure to sell our standards-based products. The increase is also due to $2.7 million associated with our media server business as well as $4.0 million of stock-based compensation expense which is discussed in “Stock-based Compensation Expense” below. We currently anticipate increases in SG&A associated with media server business expenses.

Stock-based Compensation Expense.  Stock-based compensation expense for the year ended December 31, 2006 consists of amortization of stock-based compensation associated with stock options and ESPP shares unvested and outstanding on January 1, 2006, new stock options and ESPP shares granted for the year ended December 31, 2006 and unvested restricted stock. During the year ended December 31, 2006, the Company incurred $6.6 million in stock-based compensation. During the year ended December 31, 2005, we incurred $199 thousand in stock-based compensation expense. We anticipate that stock-based compensation will increase by $3.4 million to approximately $10 million in 2007 due primarily due to the 2004 acceleration of employee stock options with an option price greater than $15.99. As a result of the acceleration, we reduced the amount of stock based compensation expense recognized in 2006; however, in 2007 stock based compensation expense will increase as the benefit from the 2004 acceleration will have been fully utilized as we recognize three years of stock grants as opposed to the two years we recognized in 2006. The increase is also due to the acquisition of Convedia.

We recognized stock-based compensation expense as follows (in thousands):

	2006	2005

Cost of sales	$876	$23
Research and development	1,745	55
Selling, general, and administrative	3,968	121

	$6,589	$199

Deferred Compensation Expense.  On September 1, 2006 all outstanding Convedia stock options vested and were considered exercised immediately. The proceeds of which were distributed as follows: 75% of the purchase price per share less the exercise price was paid to the option holder at closing and the remaining 25% will be paid in full to those Convedia employees still employed by RadiSys after one year of service. The 75% paid at the time of the acquisition is included in the purchase price and is allocated to goodwill. The remaining 25% is recorded as deferred compensation and amortized through the Statement of Operations for the life of the asset (one year). Pursuant to the purchase agreement any forfeitures are reallocated to the remaining Convedia employees. For the four months ended December 31, 2006 we recognized $624 thousand in deferred compensation expense.

We recognized deferred compensation expense as follows (in thousands):

	2006	2005

Cost of sales	$34	$—
Research and development	213	—
Selling, general, and administrative	377	—

	$624	$—

Intangible Assets Amortization.  Intangible assets consist of purchased technology, patents and other identifiable intangible assets. Intangible assets amortization expense was $6.2 million and $2.1 million in 2006 and 2005, respectively. Intangible assets amortization increased primarily due to intangible assets acquired with the purchase of Convedia partially offset by certain intangible assets becoming fully amortized during 2005 and early 2006. We perform reviews for impairment of the purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Restructuring and Other Charges.  We evaluate the adequacy of the accrued restructuring and other charges on a quarterly basis. As a result, we record certain reclassifications and reversals to the accrued restructuring and other charges based on the results of the evaluation. The total accrued restructuring and other charges for each restructuring event are not affected by reclassifications. Reversals are recorded in the period in which we determine that expected restructuring and other obligations are less than the amounts accrued. Tables summarizing the activity in the accrued liability for each restructuring event are contained in Note 10 of the Notes to the Consolidated Financial Statements. During 2006 and 2005, we recorded restructuring and other charges and reversals as described below.

Fourth Quarter 2006 Restructuring

During the fourth quarter of 2006, we initiated a restructuring plan that included the elimination of 12 positions primarily supporting our contract manufacturing operations as a result of the termination of our relationship with one of our contract manufacturers in North America. The restructuring plan also includes closing our Charlotte office. In 2006, we incurred severance and other employee-related separation costs of $329 thousand as a result of this restructuring event. We expect this workforce reduction and office closure to be completed by September 30, 2007.

Second Quarter 2005 Restructuring

In June 2005, we initiated a restructuring plan that included the elimination of 93 positions primarily within our manufacturing operations as a result of the continued outsourcing of production to our manufacturing partners. In 2006, we incurred severance and other employee-related separation costs of $589 thousand as well as $307 thousand of restructuring reversals. During the second quarter of 2006, we announced that we were discontinuing our relationship with one of our contract manufacturers in North America. As a result, we determined that all future employment terminations that were originally included in the second quarter 2005 restructuring event would not occur in the near term and the associated liability was reversed.

Fourth Quarter 2001 Restructuring

The accrual amount remaining as of December 31, 2005 represents lease obligations relating to the facilities in Boca Raton, Florida which were paid in January 2006.

Loss on the Repurchase of Convertible Notes.  In 2006, we repurchased $100 thousand principal amount of the outstanding 5.5% convertible subordinated notes due August 15, 2007 for $100 thousand and, as a result, recorded a loss of $1 thousand.

In 2005, we repurchased $7.5 million principal amount of the outstanding 5.5% convertible subordinated notes, with an associated discount of $69 thousand. We repurchased the notes in the open market for $7.4 million and, as a result, recorded a loss of $50 thousand.

Interest Expense.  Interest expense includes interest expense incurred on the 1.375% convertible senior and the 5.5% convertible subordinated notes. Interest expense decreased $321 thousand, or 15.6%, from $2.1 million in 2005 to $1.7 million in 2006. The decrease in the interest expense for 2006 compared to 2005 is due to the decrease in interest expense associated with the 5.5% convertible subordinated notes primarily resulting from the repurchases of the 5.5% convertible subordinated notes in the fourth quarter of 2005.

Interest Income.  Interest income increased $3.0 million, or 47.5%, from $6.3 million in 2005 to $9.3 million in 2006. Interest income increased as a result of a higher average balance of cash, cash equivalents and investments in 2006 compared to 2005. Increasing interest rates and a shift in our investment portfolio towards higher yielding auction rate securities has also contributed to the increase in interest income. However we expect interest income to decrease due to our decreased cash and cash equivalents and investments balance associated with the purchase of Convedia.

Other Income (Expense), net.  Other expense, net, primarily includes foreign currency exchange gains and losses. Other income (expense), net, was $851 thousand in 2006 compared to $(879) thousand in 2005. Foreign currency exchange rate fluctuations resulted in a net gain of $96 thousand in 2006 compared to a net loss of $803 thousand in 2005. The change in the foreign currency exchange rate fluctuations is relatively flat for the year due to small changes in the Japanese Yen, Euro and GBP relative the U.S. Dollar.

Income Tax Provision.  We recorded a tax benefit of $746 thousand for the year ended December 31, 2006 compared to a tax provision of $1.2 million for the year ended December 31, 2005. Our effective tax rate for the year ended 2006 was (5.4%) compared to 6.9% for the year ended December 31, 2005. The Company’s current effective tax rate differs from the statutory rate primarily due to the impact of stock option expense, in-process R&D related to the Convedia acquisition, research and development tax credits generated in 2006 and taxes on foreign income that differ from U.S. tax rate.

On December 20, 2006 President Bush signed the Tax Relief and Health Care Act of 2006 (the “Tax Relief Act”) which extended the research and development tax credit. Under the Tax Relief Act the research and development tax credit was retroactively reinstated to January 1, 2006 and is available through December 31, 2007. We have recorded a federal research and development credit of approximately $550 thousand for the year ended 2006.

At December 31, 2006, we had net deferred tax assets of $30.3 million. Valuation allowances of $7.0 million and $6.8 million, as of December 31, 2006 and 2005, respectively, have been provided for deferred income tax assets related primarily to net operating loss and tax credit carryforwards that may not be realized. The increase in valuation allowance of $0.2 million for the year ended December 31, 2006 compared to the year ended December 31, 2005 is primarily attributable to a projected decrease in future utilization of general business tax credits carryforwards. Over the last three years we have generated cumulative book income. As of December 31, 2006 we estimate utilization of the net deferred tax assets will require that we generate $60.0 million and $30.0 million in taxable income in the U.S. and Canada, respectively, prior to the expiration of the net operating loss and tax credit carryforwards which will occur between 2006 and 2023. We cannot provide absolute assurance that we will generate sufficient taxable income to fully utilize the net deferred tax assets, and accordingly, we may record a valuation allowance against the deferred tax assets if our expectations of future taxable income change or are not achieved. We have considered future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would increase the valuation allowance and make a corresponding charge to earnings in the period in which we make such determination. Likewise, if we later determine that we are more likely than not to realize the net deferred tax assets, we would reverse the applicable portion of the previously provided valuation allowance. Finally, any tax benefit subsequently recognized from the acquired net operating loss and research and development tax credit associated with our Microware acquisition, completed in 2001, would be allocated to goodwill and will not benefit the income statement.

The Company is subject to income taxes in the U.S. and nine foreign countries, and on occasion, we have been subject to corporate income tax audits. In determining the value of income tax liabilities we make estimates of the results of future examinations of our income tax returns by taxing authorities. We believe that we have adequately provided our financial statements for additional taxes that we estimate may result from these examinations. If these amounts provided prove to be more than what is necessary, the reversal of the reserves would result in tax benefits being recognized in the period in which we determine the liability is no longer necessary. If an ultimate tax assessment exceeds our estimate of tax liabilities, an additional charge to expense will result.

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

From a geographic perspective, for the year ended December 31, 2005 compared to the same period in 2004 the overall increase in revenues was split between customers located in the EMEA and Asia Pacific regions. For the year ended December 31, 2005 compared to the same period in 2004 revenues as measured by destination in the EMEA region increased by $8.2 million while Asia Pacific revenues increased by $21.1 million. This increase related to the Asia Pacific region due to shipments of products to existing multinational customers receiving products directly into the Asia Pacific region. For the year ended December 31, 2005 revenues from North America declined by $14.9 million compared to the same period in 2004. The decline in this region was a result of declines in our transaction terminal and industrial automation business as well as a shift of sales for our multinational customers requesting delivery of products directly into the Asia Pacific region. We currently expect continued fluctuations in the percentage of revenue from each geographic region. Additionally, we expect non-U.S. revenues to remain a significant portion of our revenues.

Gross Margin.  Gross margin as a percentage of revenues for 2005 was 29.5% compared to 32.2% for 2004. Approximately half of the decrease in gross margin as a percentage of revenues for the year ended December 31, 2005 compared to the same period in 2004 was attributable to product mix as more of our revenue came from higher volume products with volume-based pricing. The remainder of the decrease was associated with our write-down of inventory valuation for excess and obsolete E&O inventory, an increase in the adverse purchase commitment liabilities associated with our outsourced manufacturing operations and higher silicon prices due to industry shortages. We also continued to incur some redundant manufacturing costs as we moved forward with outsourcing our internal manufacturing to our partners. Finally, we incurred additional manufacturing-related costs in 2005 due to making our products RoHS compliant and incurring additional warranty-related costs.

Research and Development.  R&D expenses consist primarily of salary, bonuses and benefits for product development staff, and cost of design and development supplies and equipment, net of reimbursements for non-recurring engineering services. R&D expenses increased $1.6 million, or 5.6%, from $28.2 million in 2004 to $29.8 million in 2005.

Our investment in the development of standards-based products, such as ATCA, increased our R&D expense for 2005 compared 2004. During 2005, we also continued to increase headcount at our Shanghai development center and added other expenses in connection with the development of the infrastructure to support this location. These increases were partially offset by a decrease in variable compensation linked to profitability.

Selling, General, and Administrative.  SG&A expenses consist primarily of salary, commissions, bonuses and benefits for sales, marketing, executive, and administrative personnel, as well as professional services and costs of other general corporate activities. SG&A expenses decreased $364 thousand, or 1.2%, from $30.4 million in 2004 to $30.1 million in 2005. The decrease in SG&A expense for the year ended December 31, 2005 was primarily associated with $619 thousand in non-recurring costs that were recognized in the 2004 associated with a potential acquisition that was ultimately abandoned. Without these costs we would have seen an increase in SG&A expense of $255 thousand in 2005 primarily due to annual merit increases in salaries.

Stock-based Compensation Expense.  In 2005, 97 thousand shares of restricted stock were granted. We incurred $199 thousand of stock-based compensation related to restricted stock for the year ended December 31, 2005. We did not incur any stock-based compensation expense associated with restricted stock for the year ended December 31, 2004.

In 2004, we incurred $841 thousand of stock-based compensation expense associated with shares issued pursuant to the ESPP. We incurred stock-based compensation expense because the original number of ESPP shares approved by the shareholders was insufficient to meet employee demand for an ESPP offering which was consummated in February 2003 and ended in August 2004. We subsequently received shareholder approval for additional ESPP shares in May 2003. The shares issued in the February 2003 ESPP offering in excess of the original number of ESPP shares approved at the beginning of the offering (the “shortfall”) triggered recognition of stock- based compensation expense under the intrinsic value method. The shortfall amounted to 138 thousand and 149 thousand shares in May 2004 and August 2004, respectively.

The expense per share was calculated as the difference between 85% of the closing price of RadiSys shares as quoted on the Nasdaq Global Select Market on the date that additional ESPP shares were approved (May 2003) and the February 2003 ESPP offering purchase price. Accordingly, the expense per share was calculated as the difference between $8.42 and $5.48. The shortfall of shares was dependent on the amount of contributions from participants enrolled in the February 2003 ESPP offering

We recognized stock-based compensation expense in reported net income related to 2005 restricted stock grants and the 2004 ESPP shortfall as follows (in thousands):

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

Restructuring and Other Charges.  We evaluate the adequacy of the accrued restructuring and other charges on a quarterly basis. As a result, we record certain reclassifications and reversals to the accrued restructuring and other charges based on the results of the evaluation. The total accrued restructuring and other charges for each restructuring event are not affected by reclassifications. Reversals are recorded in the period in which we determine that expected restructuring and other obligations are less than the amounts accrued. Tables summarizing the activity in the accrued liability for each restructuring event are contained in Note 10 of the Notes to the Consolidated Financial Statements. During 2005 and 2004, we recorded restructuring and other charges and reversals as described below.

Second Quarter 2005 Restructuring

In June 2005, we initiated a restructuring plan that included the elimination of 93 positions primarily within our manufacturing operations as a result of the continued outsourcing of production to our manufacturing partners. In 2005, we incurred severance and other employee-related separation costs of approximately $1.3 million as a result of this restructuring event. We expect the workforce reduction to be substantially completed by June 30, 2006.

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

Loss on the Repurchase of Convertible Notes.  In 2005, we repurchased $7.5 million principal amount of the outstanding 5.5% convertible subordinated notes, with an associated discount of $69 thousand. We repurchased the notes in the open market for $7.4 million and, as a result, recorded a loss of $50 thousand.

In 2004, we repurchased $58.8 million principal amount of the outstanding 5.5% convertible subordinated notes, with an associated discount of $897 thousand. We repurchased the notes in the open market for $58.2 million and, as a result, recorded a loss of $387 thousand.

Interest Expense.  Interest expense includes interest expense incurred on the 1.375% convertible senior and the 5.5% subordinated notes. Interest expense decreased $1.5 million, or 42.4%, from $3.6 million in 2004 to $2.1 million in 2005. The decrease in the interest expense for 2005 compared to 2004 was due to the decrease in interest expense associated with the 5.5% convertible subordinated notes primarily resulting from the repurchases of the 5.5% convertible subordinated notes in the fourth quarter of 2005 and the mid-year 2004 repurchases.

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

Income Tax Provision.  We recorded a tax provision of $1.2 million for the year ended December 31, 2005 compared to $3.3 million for the year ended December 31, 2004. Our effective tax rate for the year ended 2005 was 6.9% compared to 20.0% for the year ended December 31, 2004. The decrease in the tax provision as well as the effective tax rate in 2005 versus 2004 was primarily due to a projected increase in future utilization of deferred tax assets causing the reversal of a portion of the related valuation allowance and taxes on foreign income that differs from U.S. tax rate.

On October 22, 2004, the President of the United States of America signed the American Jobs Creation Act (the “Jobs Act”). One of the key provisions of the Jobs Act includes a repeal of the extraterritorial income exclusion. In its place, the Jobs Act provides a relief provision for domestic manufacturers by providing a new domestic manufacturing deduction. The Jobs Act also includes a temporary incentive for U.S. multinationals to repatriate foreign earnings and other international tax reforms designed to improve the global competitiveness of U.S. multinationals. In 2005 we completed our evaluation of the impact of the Jobs Act and have concluded not to repatriate any foreign earnings pursuant to the provisions of the Jobs Act and have determined that due to the reduction of our domestic manufacturing operations, the impact of domestic manufacturing deduction was minimal.

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

At December 31, 2005, we had net deferred tax assets of $29.0 million. Valuation allowances of $6.8 million and $15.9 million, as of December 31, 2005 and 2004, respectively, have been provided for deferred income tax assets related primarily to net operating loss and tax credit carryforwards that may not be realized. The decrease in valuation allowance of $9.1 million for the year ended December 31, 2005 compared to the year ended December 31, 2004 was primarily attributable to a projected increase in future utilization of general business tax credits and certain net operating loss carryforwards. Over the last three years we have generated significant cumulative book income. As of December 31, 2005 we estimated utilization of the net deferred tax assets would require that we generate $67.2 million in taxable income prior to the expiration of net operating loss carryforwards which will occur between 2006 and 2023. We cannot provide absolute assurance that we will generate sufficient taxable income to fully utilize the net deferred tax assets, and accordingly, we may record a valuation allowance against the deferred tax assets if our expectations of future taxable income change or are not achieved. If we were to record a valuation allowance, the allowance could include the entire balance of net deferred tax assets as any significant departures from expected future taxable income could suggest uncertainty in our business and therefore we may determine that there is no reasonable basis to calculate a partial valuation allowance. Any tax benefit subsequently recognized from the acquired net operating loss and research and development tax credit associated with our Microware acquisition, completed in 2001, would be allocated to goodwill and will not benefit the income statement.

The Joint Committee of Taxation has issued a tax clearance letter to RadiSys on December 1, 2005 concurring with the IRS audit results for the tax years 1996 through 2002.

Liquidity and Capital Resources

The following table summarizes selected financial information for each of the years ended on the dates indicated:

	December 31,	December 31,	December 31,
	2006	2005	2004
	(Dollar amounts in thousands)

Cash and cash equivalents	$23,734	$90,055	$80,566
Short-term investments	102,250	135,800	78,303
Long-term investments	10,000	—	39,750

Cash and cash equivalents and investments	$135,984	$225,855	$198,619

Working capital	$161,575	$249,159	$186,634
Accounts receivable, net	$42,549	$39,055	$42,902
Inventories, net	$35,184	$21,629	$22,154
Accounts payable	$39,699	$36,903	$31,585
Convertible senior notes	$97,412	$97,279	$97,148
Convertible subordinated notes	$2,410	$2,498	$9,867
Days sales outstanding(A)	53	55	54
Days to pay(B)	68	73	59
Inventory turns(C)	7.5	8.4	6.9
Inventory turns — days(D)	73	44	48
Cash cycle time — days(E)	58	26	43

(A)	Based on ending net trade receivables divided by daily revenue (based on 365 days in each year presented).

(B)	Based on ending accounts payable divided by daily cost of sales (based on 365 days in each year presented).

(C)	Based on cost of sales divided by average ending inventory.

(D)	Based on ending inventory divided by quarterly cost of sales (annualized and divided by 365 days).

(E)	Days sales outstanding plus inventory turns — days, less days to pay.

Cash and cash equivalents decreased by $66.3 million from $90.1 million at December 31, 2005 to $23.7 million at December 31, 2006. Activities impacting cash and cash equivalents are as follows:

Cash Flows

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands)

Cash provided by operating activities	$9,062	$32,171	$24,718
Cash provided by (used in) investing activities	(88,179)	(23,302)	(49,231)
Cash provided by (used in) by financing activities	12,366	1,224	(45,709)
Effects of exchange rate changes	430	(604)	863

Net increase (decrease) in cash and cash equivalents	$(66,321)	$9,489	$(69,359)

On September 1, 2006 we completed the acquisition of Convedia, paying net cash of $106.1 million.

During the years ended December 31, 2006 and 2005, we used $5.2 million and $5.5 million, respectively, for capital expenditures During the year ended December 31, 2006 capital expenditures were primarily associated with our increased investment in our R&D and marketing efforts as we continue to develop and begin to sell standards-based solutions. During the year ended December 31, 2005, capital expenditures included our continued investment in equipment to support the Company’s China-based manufacturing partner as well as leasehold improvements, office equipment and software to support our continued growth and productivity.

During the years ended December 31, 2006 and 2005, we received $12.7 million and $8.7 million, respectively, in proceeds from the issuance of common stock through the Company’s stock compensation plans.

During the third quarter of 2006, we announced our decision to disengage from one of our contract manufacturers in North America. We are currently transitioning the majority of this production to our Hillsboro facility . This has resulted in a net increase in inventory related to this transition and we expect to see inventory levels start to decline after the first quarter of 2007 and continue to decline throughout the year to more traditional levels. Also, due to the inherent risks associated with this transfer of production we may incur additional expenses related to adverse purchase commitments or excess and obsolete inventory. We may incur additional and unanticipated expenses or delays which may have a material adverse effect on our business or our financial performance. Our manufacturing strategy is to outsource our higher volume products.

In conjunction with the above announcement we used approximately $17.6 million net cash provided by operating activities for the year ended December 31, 2006 to purchase raw materials and work-in-process inventory to transfer to our Hillsboro facility as well as to our other contract manufacturer. We also purchased component material from this contract manufacturer in anticipation of transitioning out of their facilities.

Changes in foreign currency rates impacted beginning cash balances during 2006 by $430 thousand. Due to the Company’s international operations where transactions are recorded in functional currencies other than the U.S. Dollar, the effects of changes in foreign currency exchange rates on existing cash balances during any given periods results in amounts on the consolidated statements of cash flows that may not reflect the changes in the corresponding accounts on the consolidated balance sheets.

As of December 31, 2006 and 2005 working capital was $161.6 million and $249.2 million, respectively. Working capital decreased by $87.6 million due primarily to the purchase of Convedia during the quarter offset by net positive cash flow from operating and financing activities generated during 2006.

Management believes that cash flows from operations, available cash balances and short-term borrowings will be sufficient to fund our operating liquidity needs for the short-term and long-term future.

Investments

Short-term and long-term investments reported as (in thousands):

	December 31,	December 31,
	2006	2005

Short-term investments, net of unamortized premium of zero and zero, respectively	$102,250	$135,800

Long-term investments, net of unamortized premium of zero and zero, respectively	$10,000	$—

We invest excess cash in debt instruments of the U.S. Government and its agencies, and those of high-quality corporate issuers. As of December 31, 2006 we had $102.3 million investments classified as available-for-sale. As of December 31, 2006, we had $10.0 million long-term held-to-maturity investments. During 2006 we shifted our investments to auction rate securities as we were actively evaluating potential acquisitions and partnership opportunities. Our investment policy requires that the total investment portfolio, including cash and investments, not exceed a maximum weighted-average maturity of 18 months. In addition, the policy mandates that an individual investment must have a maturity of less than 36 months, with no more than 20% of the total portfolio exceeding 24 months. As of December 31, 2006, we were in compliance with our investment policy.

Line of Credit

During the quarter ended March 31, 2006, the Company transferred its line of credit facility from its commercial bank to an investment bank, for $20.0 million at an interest rate based on the 30-day London Inter-Bank Offered Rate (“LIBOR”) plus 0.75%. The line of credit is collateralized by the Company’s non-equity investments. At December 31, 2006, the Company had a standby letter of credit outstanding related to one of its medical insurance carriers for $105 thousand. The market value of non-equity investments must exceed 125% of the borrowed facility amount, and the investments must meet specified investment grade ratings.

As of December 31, 2006 and December 31, 2005, there were no outstanding balances on the standby letter of credit or line of credit and we were in compliance with all debt covenants.

Convertible Senior Notes

During November 2003, we completed a private offering of $100 million aggregate principal amount of 1.375% convertible senior notes due November 15, 2023 to qualified institutional buyers. The discount on the 1.375% convertible senior notes amounted to $3 million.

Convertible senior notes are unsecured obligations convertible into our common stock and rank equally in right of payment with all of our existing and future obligations that are unsecured and unsubordinated. Interest on the senior notes accrues at 1.375% per year and is payable semi-annually on May 15 and November 15. The 1.375% convertible senior notes are payable in full in November 2023. The notes are convertible, at the option of the holder, at any time on or prior to maturity under certain circumstances, unless previously redeemed or repurchased, into shares of our common stock at a conversion price of $23.57 per share, which is equal to a conversion rate of 42.4247 shares per $1,000 principal amount of notes. The notes are convertible prior to maturity into shares of our common stock under certain circumstances that include but are not limited to (i) conversion due to the closing price of our common stock on the trading day prior to the conversion date reaching 120% or more of the conversion price of the notes on such trading date and (ii) conversion due to the trading price of the notes falling below 98% of the conversion value. We may redeem all or a portion of the notes at our option on or after November 15, 2006 but before November 15, 2008 provided that the closing price of our common stock exceeds 130% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of the notice of the provisional redemption. On or after November 15, 2008, we may redeem the notes at any time. On November 15, 2008, November 15, 2013, and November 15, 2018, holders of the 1.375% convertible senior notes will have the right to require us to purchase, in cash, all or any part of the notes held by such holder at a purchase price equal to 100% of the principal amount of the notes being purchased, together with accrued and unpaid interest and additional interest, if any, up to but excluding the purchase date.

As of December 31, 2006 and December 31, 2005 we had outstanding 1.375% convertible senior notes with a face value of $100 million. As of December 31, 2006 and December 31, 2005 the book value of the 1.375% convertible senior notes was $97.4 million and $97.3 million respectively, net of unamortized discount of $2.6 million and $2.7 million, respectively. The estimated fair value of the 1.375% convertible senior notes was $96.6 million and $93.5 million at December 31, 2006 and December 31, 2005, respectively.

Convertible Subordinated Notes

During August 2000, we completed a private offering of $120 million aggregate principal amount of 5.5% convertible subordinated notes due August 15, 2007 to qualified institutional buyers. The discount on the 5.5% convertible subordinated notes amounted to $3.6 million.

Convertible subordinated notes are unsecured obligations convertible into our common stock and are subordinated to all of our present and future senior indebtedness. Interest on the subordinated notes accrues at 5.5% per year and is payable semi-annually on February 15 and August 15. The 5.5% convertible subordinated notes are payable in full in August 2007. The notes are convertible, at the option of the holder, at any time on or before maturity, unless previously redeemed or repurchased, into shares of our common stock at a conversion price of $67.80 per share, which is equal to a conversion rate of 14.7484 shares per $1,000 principal amount of notes. If the closing price of our common stock equals or exceeds 140% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date on which a notice of redemption is mailed, then we may redeem all or a portion of the notes at our option at a redemption price equal to the principal amount of the notes plus a premium (which declines annually on August 15 of each year), together with accrued and unpaid interest to, but excluding, the redemption date.

On April 26, 2005 the Board of Directors approved the repurchase of the remaining principal amount of the 5.5% convertible subordinated notes.

In 2006, we repurchased $100 thousand principal amount of the 5.5% convertible subordinated notes. We repurchased the notes for $100 thousand, with a recorded loss of $1 thousand.

In 2005, we repurchased $7.5 million principal amount of the 5.5% convertible subordinated notes, with an associated discount of $69 thousand. We repurchased the notes in the open market for $7.4 million and, as a result, recorded a loss of $50 thousand.

In 2004, we repurchased $58.8 million principal amount of the 5.5% convertible subordinated notes, with an associated discount of $897 thousand. We repurchased the notes in the open market for $58.2 million and, as a result, recorded a loss of $387 thousand.

From 2000 to 2003, we repurchased $51.3 million principal amount of the 5.5% convertible subordinated notes, with an associated discount of $1.4 million. We repurchased the notes for $41.0 million and, as a result, recorded a gain of $8.9 million.

As of December 31, 2006 and December 31, 2005 we had outstanding 5.5% convertible subordinated notes with a face value of $2.4 million and $2.5 million, respectively. As of December 31, 2006 and December 31, 2005 the book value of the 5.5% convertible subordinated notes was $2.4 million and $2.5 million, respectively, net of amortized discount of $8 thousand and $20 thousand, respectively. The estimated fair value of the 5.5% convertible subordinated notes was $2.4 million and $2.5 million at December 31, 2006 and December 31, 2005, respectively.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2006 and the effect of such on its liquidity and cash flows in future periods (in thousands).

	2007	2008	2009	2010	2011	Thereafter

Future minimum lease payments	$3,662	$3,505	$2,991	$2,595	$1,626	$—
Purchase obligations(A)	24,382	—	—	—	—	—
Celestica Charlotte obligations	790	—	—	—	—	—
Interest on convertible notes	1,508	1,375	1,375	1,375	1,375	16,500
Convertible senior notes(B)	—	100,000	—	—	—	—
Convertible subordinated notes(B)	2,418	—	—	—	—	—

Total	$32,760	$104,880	$4,366	$3,970	$3,001	$16,500

(A)	Purchase obligations include agreements or purchase orders to purchase goods or services that are enforceable and legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(B)	The 1.375% convertible senior notes and the 5.5% convertible subordinated notes are shown at their face values, gross of unamortized discount amounting to $2.6 million and $8 thousand, respectively at December 31, 2005. On or after November 15, 2008, we may redeem the convertible senior notes at any time. On November 15, 2008, November 15, 2013, and November 15, 2018, holders of the 1.375% convertible senior notes will have the right to require us to purchase, in cash, all or any part of the notes held by such holder at a purchase price equal to 100% of the principal amount of the notes being purchased, together with accrued and unpaid interest and additional interest, if any, up to but excluding the purchase date. The 5.5% convertible subordinated notes are payable in full in August 2007.

Off-Balance Sheet Arrangements

We do not engage in any activity involving special purpose entities or off-balance sheet financing.

Liquidity Outlook

We believe that our current cash, cash equivalents and investments, net, amounting to $136.0 million at December 31, 2006 and the cash generated from operations will satisfy our short and long-term expected working capital needs, capital expenditures, stock repurchases, and other liquidity requirements associated with our existing business operations. Capital expenditures are expected to range from $1.5 million to $2.0 million per quarter as we make additional R&D and IT capital investments. We plan to actively continue evaluating potential acquisitions and partnership opportunities which could affect our liquidity.

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

Interest Rate Risk.  We invest excess cash in debt instruments of the U.S. Government and its agencies, and those of high-quality corporate issuers. We attempt to protect and preserve our invested funds by limiting default, market, and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely affected due to a rise in interest rates while floating rate securities may produce less income than expected if interest rates decline. Due to the short duration of most of the investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair value of our investment portfolio. Additionally, the interest rate changes affect the fair market value but do not necessarily have a direct impact on our earnings or cash flows. Therefore, we would not expect our operating results or cash flows to be affected, to any significant degree, by the effect of a sudden change in market interest rates on the securities portfolio. The estimated fair value of our debt securities that we have invested in at December 31, 2006 and 2005 was $112.5 million and $202.6 million, respectively. The effect of an immediate 10% change in interest rates would not have a material effect on our operating results or cash flows.

Foreign Currency Risk.  We pay the expenses of our international operations in local currencies, namely, the Euro, British Pound Sterling, New Shekel, Japanese Yen, Chinese Renminbi and Canadian Dollar. The international operations are subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, foreign exchange rate volatility and other regulations and restrictions. Accordingly, future results could be materially and adversely affected by changes in these or other factors. We are also exposed to foreign exchange rate fluctuations as the balance sheets and income statements of our foreign subsidiaries are translated into U.S. Dollars during the consolidation process. Because exchange rates vary, these results, when translated, may vary from expectations and adversely affect overall expected profitability. Foreign currency exchange rate fluctuations resulted in a net gain of $96 thousand for the year ended December 31, 2006, and a net loss of $803 thousand and $317 thousand for the years ended December 31, 2005, and 2004, respectively.

Convertible Senior Notes.  During November 2003, we completed a private offering of $100 million aggregate principal amount of 1.375% convertible senior notes due November 15, 2023 to qualified institutional buyers. The discount on the 1.375% convertible senior notes amounted to $3 million.

Convertible senior notes are unsecured obligations convertible into our common stock and rank equally in right of payment with all of our existing and future obligations that are unsecured and unsubordinated. Interest on the senior notes accrues at 1.375% per year and is payable semi-annually on May 15 and November 15. The 1.375% convertible senior notes are payable in full in November 2023. The notes are convertible, at the option of the holder, at any time on or prior to maturity under certain circumstances, unless previously redeemed or repurchased, into shares of our common stock at a conversion price of $23.57 per share, which is equal to a conversion rate of 42.4247 shares per $1,000 principal amount of notes. The notes are convertible prior to maturity into shares of our common stock under certain circumstances that include but are not limited to (i) conversion due to the closing price of our common stock on the trading day prior to the conversion date reaching 120% or more of the conversion price of the notes on such trading date and (ii) conversion due to the trading price of the notes falling below 98% of the conversion value. We may redeem all or a portion of the notes at our option on or after November 15, 2006 but before November 15, 2008 provided that the closing price of our common stock exceeds 130% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of the notice of the provisional redemption. On or after November 15, 2008, we may redeem the notes at any time. On November 15, 2008, November 15, 2013, and November 15, 2018, holders of the 1.375% convertible senior notes will have the right to require us to purchase, in cash, all or any part of the notes held by such holder at a purchase price equal to 100% of the principal amount of the notes being purchased, together with accrued and unpaid interest and additional interest, if any, up to but excluding the purchase date.

The fair value of the 1.375% convertible senior notes is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of the 1.375% convertible senior notes, due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our 1.375% convertible senior notes in the open market, changes in the fair value of 1.375% convertible senior notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of the 1.375% convertible senior notes was $96.6 million, $93.5 million and $106.8 million at December 31, 2006, December 31, 2005 and December 31, 2004, respectively.

Convertible Subordinated Notes.  During August 2000, we completed a private offering of $120 million aggregate principal amount of 5.5% convertible subordinated notes due August 15, 2007 to qualified institutional buyers. The discount on the 5.5% convertible subordinated notes amounted to $3.6 million.

Convertible subordinated notes are unsecured obligations convertible into our common stock and are subordinated to all present and future senior indebtedness of RadiSys. Interest on the subordinated notes accrues at 5.5% per year and is payable semi-annually on February 15 and August 15. The 5.5% convertible subordinated notes are payable in full in August 2007. The notes are convertible, at the option of the holder, at any time on or before maturity, unless previously redeemed or repurchased, into shares of our common tock at a conversion price of $67.80 per share, which is equal to a conversion rate of 14.7484 shares per $1,000 principal amount of notes. If the closing price of our common stock equals or exceeds 140% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date on which a notice of redemption is mailed, then we may redeem all or a portion of the notes at our option at a redemption price equal to the principal amount of the notes plus a premium (which declines annually on August 15 of each year), together with accrued and unpaid interest to, but excluding, the redemption date. The fair value of the 5.5% convertible subordinated notes is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of the 5.5% convertible subordinated notes, due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our 5.5% convertible subordinated notes in the open market, changes in the fair value of 5.5% convertible subordinated notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of the 5.5% convertible subordinated notes was $2.4 million, $2.5 million and $10.0 million at December 31, 2006, December 31, 2005 and December 31, 2004, respectively.

We have cumulatively repurchased 5.5% convertible subordinated notes in the amount of $117.7 million, face value, for $106.7 million. These repurchases were financed from our investment portfolio and cash from operations. As of December 31, 2006, our aggregate cash and cash equivalents and investments were $136.0 million.

Part II, Item 8.  Financial Statements and Supplementary Data

Quarterly Financial Data (unaudited)

	For the Year Ended December 31, 2006				For the Year Ended December 31, 2005
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Revenues	$65,811	$84,539	$81,430	$60,701	$57,517	$65,956	$74,856	$61,905
Gross margin	17,734	23,593	20,686	16,943	18,542	19,399	21,715	17,180
Income (loss) from operations(A)	21	3,489	(15,617)	(10,122)	3,261	2,740	6,326	1,460
Net income (loss)	1,426	4,359	(13,330)	(5,471)	2,586	2,565	5,922	4,885
Net income (loss) per share:
Basic	0.07	0.21	(0.62)	(0.25)	0.13	0.13	0.29	0.24
Diluted	0.07	0.18	(0.62)	(0.25)	0.12	0.11	0.25	0.20

(A)	Second Quarter 2005 Restructuring. In June 2005, we initiated a restructuring plan that included the elimination of 93 positions primarily within our manufacturing operations as a result of the continued outsourcing of production to our manufacturing partners. In 2005, we incurred severance and other employee-related separation costs of approximately $1.3 million as a result of this restructuring event.

Third Quarter 2006 Acquisition of Convedia. On September 1, 2006, we completed the acquisition of all of the capital stock of Convedia for approximately $106.1 million cash and incurred a $14.0 million in-process research and development charge.

Fourth Quarter 2006 Restructuring. During the fourth quarter of 2006, we initiated a restructuring plan that included the elimination of 12 positions primarily supporting our contract manufacturing operations as a result of the termination of our relationship with one of our manufacturing partners in North America. The restructuring plan also includes closing our Charlotte, North Carolina manufacturing support office. In 2006, we incurred severance and other employee-related separation costs of $329 thousand as a result of this restructuring event. We expect this workforce reduction and office closure to be completed by September 30, 2007.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on our assessment, we conclude that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management excluded from its assessment of the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting, the disclosure controls and procedures and internal controls of Convedia which was acquired effective September 1, 2006. Convedia represents approximately 3% and 18% (4% excluding acquired goodwill and intangibles) of RadiSys’ consolidated revenues and consolidated total assets, respectively, for the year ended December 31, 2006. Management was unable to assess the effectiveness of the disclosure controls and procedures and internal control over financial reporting of Convedia because of the timing of the acquisition. Management expects to update its assessment of the effectiveness of the disclosure controls and procedures and internal control over financial reporting to include Convedia as soon as practicable but in any event, no later than in the Form 10-Q for the quarterly period ended September 30, 2007.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, has been audited by KPMG, LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Item 8, as stated in the report which appears on page 47 hereof.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
RadiSys Corporation:

We have audited the accompanying consolidated balance sheets of RadiSys Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, statement of changes in shareholders’ equity and comprehensive income (loss) and cash flows for each of the years in the two-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RadiSys Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in notes 14 and 18 to the consolidated financial statements, in the year ended December 31, 2006, RadiSys Corporation adopted SEC staff Accounting Bulletin (SAB) No. 108, “Considering the Effect of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements” and Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payments,” respectively.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of RadiSys Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Portland, Oregon
March 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
RadiSys Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that RadiSys Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). RadiSys Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that RadiSys Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, RadiSys Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

RadiSys Corporation acquired Convedia Corporation during 2006, and management excluded from its assessment of the effectiveness of RadiSys Corporation’s internal control over financial reporting as of December 31, 2006, Convedia Corporation’s internal control over financial reporting associated with total assets of $11,522,000, exclusive of acquired goodwill of $39,720,000 and acquired identifiable intangible assets of $41,501,000, and total revenues of $5,887,000 included in the consolidated financial statements of RadiSys Corporation and subsidiaries as of and for the year ended December 31, 2006. Our audit of internal control over financial reporting of RadiSys Corporation also excluded an evaluation of the internal control over financial reporting of Convedia Corporation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RadiSys Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, statement of changes in shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2006, and our report dated March 1, 2007 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Portland, Oregon
March 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
RadiSys Corporation:

In our opinion, the consolidated statements listed in the index under Item 15(a)(1) present fairly, in all material respects, the financial position of RadiSys Corporation and its subsidiaries at December 31, 2004, and the results of their operations and their cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related December 31, 2004 consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Portland, Oregon
March 7, 2005

RADISYS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share amounts)

Revenues	$292,481	$260,234	$245,824
Cost of sales	213,525	183,398	166,652

Gross margin	78,956	76,836	79,172
Research and development	41,492	29,784	28,214
Selling, general and administrative	39,330	30,084	30,448
Intangible assets amortization	6,224	2,052	2,226
In-process research and development charge	14,000	—	—
Restructuring and other charges	139	1,128	1,012

Income (loss) from operations	(22,229)	13,788	17,272
Loss on repurchase of convertible subordinated notes	—	(50)	(387)
Interest expense	(1,732)	(2,053)	(3,565)
Interest income	9,348	6,337	3,416
Other income (expense), net	851	(879)	(472)

Income (loss) before income tax provision (benefit)	(13,762)	17,143	16,264
Income tax provision (benefit)	(746)	1,185	3,253

Net income (loss)	$(13,016)	$15,958	$13,011

Net income (loss) per share:
Basic	$(0.62)	$0.79	$0.69

Diluted	$(0.62)	$0.68	$0.59

Weighted average shares outstanding:
Basic	21,158	20,146	18,913

Diluted	21,158	24,832	23,823

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents (Note 2)	$23,734	$90,055
Short term investments, net (Note 2)	102,250	135,800
Accounts receivable, net (Notes 3 and 19)	42,549	39,055
Other receivables (Note 3)	3,782	3,886
Inventories, net (Note 4)	35,184	21,629
Other current assets (Note 9)	4,609	2,426
Assets held for sale (Note 5)	3,497	—
Deferred tax assets (Note 17)	5,779	7,399

Total current assets	221,384	300,250
Property and equipment, net (Note 6 and 19)	11,075	13,576
Goodwill (Notes 7, 19 and 20)	67,183	27,463
Intangible assets, net (Notes 8, 19 and 20)	42,935	2,159
Long-term investments (Note 2)	10,000	—
Long-term deferred tax assets (Note 17)	24,531	21,634
Other assets (Note 9)	4,546	3,629

Total assets	$381,654	$368,711

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,699	$36,903
Accrued wages and bonuses	5,995	4,829
Accrued interest payable (Note 13)	222	224
Accrued restructuring (Note 10)	329	856
Convertible subordinated notes, net (Note 13)	2,410	—
Other accrued liabilities (Notes 11 and 15)	11,154	8,279

Total current liabilities	59,809	51,091

Long-term liabilities:
Convertible senior notes, net (Note 13)	97,412	97,279
Convertible subordinated notes, net (Note 13)	—	2,498
Other long-term liabilities (Note 14)	978	—

Total long-term liabilities	98,390	99,777

Total liabilities	158,199	150,868

Commitments and contingencies (Note 15)	—	—
Shareholders’ equity (Notes 14, 16 and 18):
Preferred stock — $.01 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock — no par value, 100,000 shares authorized; 21,835 and 20,703 shares issued and outstanding at December 31, 2006 and December 31, 2005	212,887	193,839
Retained earnings	6,555	20,275
Accumulated other comprehensive income:
Cumulative translation adjustments	4,013	3,729

Total shareholders’ equity	223,455	217,843

Total liabilities and shareholders’ equity	$381,654	$368,711

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

				Retained
			Cumulative	Earnings		Total
	Common Stock		Translation	(Accumulated		Comprehensive
	Shares	Amount	Adjustments	Deficit)	Total	Income (Loss)
	(In thousands)

Balances, December 31, 2003	18,274	$166,445	$3,239	$(8,694)	$160,990
Comprehensive income, for the year ended December 31, 2003						$3,229

Shares issued pursuant to benefit plans	1,381	12,459	—	—	12,459
Tax benefit associated with employee benefit plans	—	2,960	—	—	2,960
Stock based compensation		841			841
Translation adjustments	—	—	1,118	—	1,118	1,118
Recognition of accumulated foreign currency translation adjustment due to liquidation of subsidiary	—	—	(146)	—	(146)	(146)
Net income for the period	—	—	—	13,011	13,011	13,011

Balances, December 31, 2004	19,655	182,705	4,211	4,317	191,233
Comprehensive income, for the year ended December 31, 2004						$13,983

Shares issued pursuant to benefit plans	953	8,673	—	—	8,673
Restricted shares granted, net	95	—	—	—	—
Stock based compensation	—	199	—	—	199
Tax benefit associated with employee benefit plans	—	2,262	—	—	2,262
Translation adjustments	—	—	(482)	—	(482)	(482)
Net income for the period	—	—	—	15,958	15,958	15,958

Balances, December 31, 2005	20,703	193,839	3,729	20,275	217,843
Comprehensive income, for the year ended December 31, 2005						$15,476

Cumulative effect of adjustment resulting from the adoption of SAB 108, net of tax	—	—	—	(704)	(704)

Adjusted Balances, January 1, 2006	20,703	193,839	3,729	19,571	217,139
Shares issued pursuant to benefit plans	1,000	12,723	—	—	12,723
Stock based compensation associated with employee benefit plans	—	6,589	—	—	6,589
Restricted shares granted, net	144	—	—	—	—
Net settlement of restricted shares	(12)	(257)	—	—	(257)
Tax deficiency associated with employee benefit plans	—	(7)	—	—	(7)
Translation adjustments	—	—	350	—	350	350
Recognition of accumulated foreign currency translation adjustment due to liquidation of subsidiary	—	—	(66)	—	(66)	(66)
Net loss for the period	—	—	—	(13,016)	(13,016)	(13,016)

Balances, December 31, 2006	21,835	$212,887	$4,013	$6,555	$223,455

Comprehensive loss, for the year ended December 31, 2006						$(12,732)

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(13,016)	$15,958	$13,011
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,015	8,099	7,677
Inventory valuation adjustment	5,593	4,505	2,778
Non-cash amortization of fair value adjustments to net tangible assets acquired from Convedia	1,428	—	—
Amortization of deferred compensation associated with the acquisition of Convedia	624	—	—
In-process research and development charge	14,000	—	—
Non-cash restructuring adjustments	—	(188)	(858)
Non-cash interest expense	217	236	339
Non-cash amortization of (discount) premium on investments	—	(86)	1,193
Loss (gain) on disposal of property and equipment	27	4	(100)
Loss on early extinguishments of convertible subordinated notes	—	50	387
Deferred income taxes	(562)	(1,535)	1,369
Stock-based compensation expense	6,589	199	841
Tax benefit of stock-based compensation plans	—	2,262	2,960
Other	46	(603)	139
Changes in operating assets and liabilities:
Accounts receivable	(1,547)	3,785	(12,837)
Other receivables	156	(1,078)	(671)
Inventories	(17,563)	(3,980)	1,165
Other current assets	(238)	(1,142)	111
Accounts payable	1,556	5,355	9,655
Accrued restructuring	(557)	(467)	(391)
Accrued interest payable	(2)	(154)	(1,199)
Accrued wages and bonuses	211	(749)	761
Other accrued liabilities	85	1,700	(1,612)

Net cash provided by operating activities	9,062	32,171	24,718

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from investing activities:
Proceeds from held-to-maturity investments	39,750	62,056	70,981
Purchase of held-to-maturity investments	(10,000)	(44,667)	(53,779)
Proceeds from sale of auction rate securities	136,250	83,950	9,000
Purchase of auction rate securities	(142,450)	(119,000)	(70,000)
Capital expenditures	(5,185)	(5,527)	(4,821)
Purchase of long-term assets	(549)	(124)	(740)
Proceeds from the sale of property and equipment	73	10	128
Acquisition of Convedia, net of cash acquired	(106,068)	—	—

Net cash used in investing activities	(88,179)	(23,302)	(49,231)

Cash flows from financing activities:
Early extinguishments of convertible subordinated notes	(100)	(7,449)	(58,168)
Borrowings under revolving line of credit	—	—	13,000
Repayments on revolving line of credit	—	—	(13,000)
Net settlement of restricted shares	(257)	—	—
Proceeds from issuance of common stock	12,723	8,673	12,459

Net cash provided by (used in) financing activities	12,366	1,224	(45,709)

Effect of exchange rate changes on cash	430	(604)	863

Net increase (decrease) in cash and cash equivalents	(66,321)	9,489	(69,359)
Cash and cash equivalents, beginning of period	90,055	80,566	149,925

Cash and cash equivalents, end of period	$23,734	$90,055	$80,566

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,514	$1,966	$4,417
Income taxes paid (refunded)	(154)	199	130

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

The Company, in accordance with Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), adjusted its beginning retained earnings for fiscal 2006 in the accompanying consolidated financial statements. See Note 14 for additional information on the adoption SAB 108.

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

Revenue Recognition

The Company recognizes revenue when the earnings process is complete, as evidenced by the following revenue recognition criteria: an agreement with the customer, fixed pricing, transfer of title and risk of loss and customer acceptance, if applicable, and that the collectibility of the resulting receivable is reasonably assured. When a sales arrangement contains multiple elements, such as hardware and software products, licenses and/or services, the Company allocates revenue to each element based on its relative fair value, or for software, based on vendor specific objective evidence (“VSOE”) of fair value. In the absence of fair value for a delivered element, the Company first allocates revenue to the fair value of the undelivered elements and the residual revenue to the delivered elements. Where the fair value for an undelivered element cannot be determined, the Company defers revenue for the delivered elements until the undelivered elements are delivered. The Company limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services or subject to customer-specified return or refund privileges.

Hardware

Under the Company’s standard terms and conditions of sale, the Company transfers title and risk of loss to the customer at the time product is shipped to the customer and revenue is recognized accordingly, unless

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

customer acceptance is uncertain or significant obligations remain. The Company reduces revenue for estimated customer returns for rotation rights according to agreements with its distributors. The amount of revenues derived from these distributors as a percentage of revenues was 3.4% for the year ended December 31, 2006 and 1.5% for the years ended December 31, 2005 and 2004. The Company accrues the estimated cost of post-sale obligations for product warranties, based on historical experience at the time the Company recognizes revenue.

Software Royalties and Licenses

Revenue from customers for prepaid, non-refundable software royalties is recorded when the revenue recognition criteria have been met. Revenue for non-prepaid royalties is recognized at the time the underlying product is shipped by the customer paying the royalty. The Company recognizes software license revenue at the time of shipment or upon delivery of the software master provided when the revenue recognition criteria have been met and VSOE exists to allocate the total fee to all delivered and undelivered elements of the arrangement.

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

Capitalized Software Development Costs

The Company does not capitalize internal software development costs incurred in the production of computer software as the Company concluded it would not incur any material costs between the point of technological feasibility and general release of the product to customers in the future. As such software and development costs are expensed as R&D costs.

Shipping Costs

The Company’s shipping and handling costs for product sales are included under cost of sales for all periods presented. For the years ended December 31, 2006, 2005 and 2004 shipping and handling costs represented approximately 1% of cost of sales.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents in accordance with a Statement of Financial Accounting Standards (“SFAS”) No. 95 “Statement of Cash Flows.”

Investments

Auction rate securities are classified as available-for-sale short-term investments. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

separate component of accumulated other comprehensive income, which has historically been immaterial. Investments classified as held-to-maturity with original maturities of more than three months but less than a year are classified as short-term investments, and investments classified as held-to-maturity with original maturities more than a year are classified as long-term investments in the consolidated financial statements.

The Company’s investments consist of auction rate municipal securities and U.S. government notes and bonds. The Company classifies, at the date of acquisition, its investments into categories in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company’s investments consisting of U.S. government notes and bonds are classified as held-to-maturity as the Company has the positive intent and ability to hold those securities to maturity and are stated at amortized cost in the Consolidated Balance Sheets. The Company’s investment policy requires that the held to maturity investments, including cash and investments, not exceed a maximum weighted-average maturity of 18 months. In addition, the policy mandates that an individual investment must have a maturity of less than 36 months, with no more than 20% of the total portfolio exceeding 24 months. Realized gains and losses, and interest and dividends on all securities are included in other expense, net and Interest income, in the Consolidated Statements of Operations.

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

Long-Lived Assets

Long-lived assets, such as property and equipment and definite-life intangible assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company assesses the impairment of the assets based on the undiscounted future cash flow the assets are expected to generate compared to the carrying value of the assets. If the carrying amount of the assets is determined not to be recoverable, a write-down to fair value is recorded. Management estimates future cash flows using assumptions about expected future operating performance. Management’s estimates of

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future cash flows may differ from actual cash flow due to, among other things, technological changes, economic conditions or changes to our business operations.

Goodwill represents the excess of cost over the assigned value of the net assets in connection with all acquisitions. Goodwill is reviewed for impairment in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 requires goodwill to be tested for impairment at least annually and under certain circumstances and will be written down when impaired.

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

Asset Retirement Obligations

The Company leases most of its facilities under various operating leases, some of which contain clauses that require the Company to restore the leased facility to its original state at the end of the lease term. In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” and FIN 47, “Accounting for Conditional Asset Retirement Obligations”, the Company has completed its analysis to identify asset retirement obligations and to estimate the associated fair value. As of December 31, 2006 the Company did not identify any material asset retirement obligations. If the Company had identified and estimated material asset retirement obligations it would then initially measure the obligation at fair value and record it as a liability with a corresponding increase in the carrying amount of the underlying property. Subsequently, the asset retirement obligation would accrete until the time the retirement obligation is expected to settle while the asset retirement cost is amortized over the useful life of the underlying property.

Accrued Restructuring and Other Charges

For the years ended December 31, 2004, 2005 and 2006 expenses associated with exit or disposal activities are recognized when probable and estimable under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” for everything but severance. Because the Company has a history of paying severance benefits, the cost of severance benefits associated with a restructuring charge is recorded when such costs are probable and the amount can be reasonably estimated.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For leased facilities that were vacated, an amount equal to the total future lease obligations from the date of vacating the premises through the expiration of the lease, net of any future sublease income, was recorded as a part of restructuring charges.

Warranty

The Company provides for the estimated cost of product warranties at the time it recognizes revenue. Products are generally sold with warranty coverage for a period of 24 months after shipment. On a quarterly basis the Company assesses the reasonableness and adequacy of the warranty liability and adjusts such amounts as necessary.

Warranty reserves are included in other accrued liabilities in the accompanying Consolidated Balance Sheets as of December 31, 2006 and December 31, 2005. See also Notes 11 and 15.

Research and Development

Research and development (“R&D”) costs are expensed as incurred. R&D expenses consist primarily of salary, bonuses and benefits for product development staff, and cost of design and development supplies and equipment, net of reimbursements for non-recurring engineering services.

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

Fair Value of Financial Assets and Liabilities

RadiSys estimates the fair value of its monetary assets and liabilities including cash and cash equivalents, short-term investments, long-term investments, accounts receivable, accounts payable, convertible senior notes and convertible subordinated notes based upon comparative market values of instruments of a similar nature and degree of risk in accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are a reasonable estimate of their fair values. The fair value for the investments, 1.375% convertible senior notes and the 5.5% convertible subordinated notes is based on quoted market prices as of the balance sheet date. See Note 13.

Comprehensive Income (Loss)

In accordance with SFAS No. 130, “Reporting Comprehensive Income,” the Company reports accumulated other comprehensive income (loss) in its Consolidated Balance Sheets. Comprehensive income (loss) includes net income (loss) and translation adjustments. The cumulative translation adjustments consist of unrealized gains (losses) in accordance with SFAS No. 52, “Foreign Currency Translation.” In 2004, the Company liquidated the assets of a redundant foreign subsidiary. As a result, in 2004, the Company realized a net gain of approximately $146 thousand, previously classified as a translation adjustment and included in other expenses, net in the consolidated financial statements. In 2006, the Company liquidated the assets of two separate redundant foreign subsidiaries. As a result, the Company realized a net gain of approximately $66 thousand, previously classified as translation adjustments and included such amounts in other expenses, net in the consolidated financial statements.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 18 to the Consolidated Financial Statements for a further discussion on stock-based compensation.

Net income (loss) per share

For the years ended December 31, 2005 and 2004, the Company computed earnings per share in accordance with SFAS No. 128, “Earnings per Share,” (“SFAS 128”). Accordingly, basic earnings per share amounts were computed based on the weighted-average number of common shares outstanding. Diluted earnings per share amounts incorporated the incremental shares issuable upon assumed exercise of stock options, incremental shares associated with the assumed vesting of restricted stock and the assumed conversion of the Company’s convertible notes, as if the conversion to common shares had occurred at the beginning of the fiscal year and when such conversion would have the effect of reducing earnings per share. When the conversion of the Company’s convertible notes has the effect of reducing earnings per share earnings have also been adjusted for the interest expense on the convertible notes. See also Note 16.

For the year ended December 31, 2006, the Company was in a loss position, and as a result only computed basic net loss per share based on the weighted-average number of common shares outstanding.

Foreign currency translation

Assets and liabilities of international operations, using a functional currency other then the U.S. dollar, are translated into U.S. dollars at exchange rates as of December 31, 2006 and 2005. Income and expense accounts are translated into U.S. dollars at the actual daily rates of exchange prevailing during the period. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component in shareholders’ equity in accordance with SFAS No. 130. Foreign exchange transaction gains and losses are included in other expense, net, in the Consolidated Statements of Operations. Foreign currency exchange rate fluctuations resulted in a net gain of $96 thousand for the year ended December 31, 2006, and a net loss of $803 thousand and $317 thousand for the years ended December 31, 2005, and 2004, respectively.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement (“SFAS”) No. 109.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation describes a recognition threshold and measurement attribute for the financial statement disclosure of tax positions taken or expected to be taken. It also provides for guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt this interpretation in the first quarter of fiscal year 2007. We are currently evaluating the impact of adopting FIN No. 48 on our financial condition, results of operations and cash flows.

In June 2006, the Emerging Issues Task Force issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”) to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to this Issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006. The Company is currently assessing the impact, if any, that the adoption of this EITF will have on its financial statements.

In September 2006, the SEC issued SAB 108. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for fiscal years ending on or after November 15, 2006. See Note 14 of the Notes to the Consolidated Financial Statements for further discussion.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact, if any, that the adoption of SFAS 157 will have on its financial statements.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Cash Equivalents and Investments

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

December 31, 2006
Money market mutual funds	$251	$—	$—	$251
Auction rate securities	102,250	—	—	102,250
U.S. government notes and bonds	10,000	—	(16)	9,984

	$112,501	$—	$(16)	$112,485

Less investments classified as cash equivalents	(251)

Total short-term and long-term investments	$112,250

December 31, 2005
Money market mutual funds	$636	$—	$—	$636
Commercial paper	58,301	—	(17)	58,284
Auction Rate Securities	96,050	—	—	96,050
U.S. government notes and bonds	47,985	—	(339)	47,646

	$202,972	$—	$(356)	$202,616

Less investments classified as cash equivalents	(67,172)

Total short-term and long-term investments	$135,800

Auction rate securities primarily consist of municipal bonds and have been classified as available-for-sale short-term investments. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income. For the years ended December 31, 2006 and 2005 the Company did not recognize any gains or losses on the sales of available-for-sale investments. For the years ended December 31, 2006 and 2005, there were no unrealized gains or losses on available-for-sale investments. At December 31, 2006 and 2005, the Company had the intent and ability to hold held-to-maturity investments to maturity, and the securities are stated at amortized cost in the Consolidated Balance Sheets. The fair market value disclosed in this footnote is representative of the portfolio’s value at December 31, 2006 had there been an unusual or unplanned liquidation of the underlying investments. The Company’s investment policy requires that the total investment portfolio, including cash and investments, not exceed a maximum weighted-average maturity of 18 months. In addition, the policy mandates that an individual investment must have a maturity of less than 36 months, with no more than 20% of the total portfolio exceeding 24 months. As of December 31, 2006, the Company was in compliance with its investment policy.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the Company’s investment gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006 (in thousands):

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

Description of securities
Auction rate securities	$102,250	$—	$—	$—	$102,250	$—
US government notes and bonds	—	—	9,984	(16)	9,984	(16)

Total	$102,250	$—	$9,984	$(16)	$112,234	$(16)

The unrealized losses of these investments represented less than 1% of the cost of our investment portfolio at December 31, 2006.

The Company reviewed all investments with unrealized losses at December 31, 2006 and based on this evaluation concluded that these declines in fair value were temporary after considering:

•	That the majority of such losses for securities in an unrealized loss position for less than 12 months were interest rate related;

•	Our intent and ability to keep the security until maturity.

Short-term and long-term investments reported as (in thousands):

	December 31,	December 31,
	2006	2005

Short-term held-to-maturity investments	$—	$39,750
Short-term investments, classified as available for sale	102,250	96,050

Total short-term investments	$102,250	$135,800

Long-term held-to-maturity investments	$10,000	$—

Note 3 — Accounts Receivable and Other Receivables

Accounts receivable balances as of December 31, 2006 and 2005 consisted of the following (in thousands):

	December 31,	December 31,
	2006	2005

Accounts receivable, gross	$43,407	$39,931
Less: allowance for doubtful accounts	(858)	(876)

Accounts receivable, net	$42,549	$39,055

Accounts receivable at December 31, 2006 and 2005 primarily consists of sales to the Company’s customers which are generally based on standard terms and conditions. During the years ended December 31, 2005 and 2004, the Company did not record a provision for allowance for doubtful accounts. During the third quarter of 2006, the Company recorded a $200 thousand provision for allowance for doubtful accounts which was collected in the subsequent quarter.

As of December 31, 2006 and 2005 other receivables was $3,782 thousand and $3,886 thousand, respectively. Other receivables consisted primarily of non-trade receivables including receivables for inventory

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sold to our contract manufacturing partners. Sales to the Company’s contract manufacturing partners are based on terms and conditions similar to the terms offered to the Company’s regular customers. There is no revenue recorded associated with non-trade receivables.

Note 4 — Inventories

Inventories as of December 31, 2006 and 2005 consisted of the following (in thousands):

	December 31,	December 31,
	2006	2005

Raw materials	$32,034	$20,790
Work-in-process	3,138	2,282
Finished goods	8,624	5,829

	43,796	28,901
Less: inventory valuation allowance	(8,612)	(7,272)

Inventories, net	$35,184	$21,629

During the years ended December 31, 2006, 2005 and 2004 the Company recorded provision for excess and obsolete inventory of $5.6 million, $4.5 million and $2.8 million, respectively.

The following is a summary of the change in the Company’s inventory valuation allowance for the years ended December 31, 2006 and 2005 (in thousands):

	For the Years Ended
	December 31,
	2006	2005

Inventory valuation allowance, beginning of the year	$7,272	$7,353
Usage:
Inventory scrapped	(1,837)	(2,241)
Inventory utilized	(2,943)	(2,487)

Subtotal — usage	(4,780)	(4,728)
Write-downs of inventory valuation	5,593	4,505
Transfer from other liabilities(A)	527	142

Remaining valuation allowance, end of the year	$8,612	$7,272

(A)	Transfer from other liabilities is related to obsolete inventory purchased from contract manufacturers during the year which was previously reserved for as an adverse purchase commitment. (Notes 11 and 15)

Note 5 — Long-Lived Assets Held for Sale

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

In January 2006, RadiSys vacated the DC3 building and put it and the surrounding land, which had previously been held for future expansion, on the market for sale. The assets held for sale had a recorded

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of $3.5 million which included land with a value of $2.2 million, building and building improvements with a net value of $1.3 million, and machinery and equipment with a net value of $38 thousand. The Company classified this facility in net assets held for sale as of January 31, 2006, and as a result ceased depreciation of these assets. Refer to Note 22 — Subsequent Events for further information.

Note 6 — Property and Equipment

Property and equipment as of December 31, 2006 and 2005 consisted of the following (in thousands):

	December 31,	December 31,
	2006	2005

Land	$—	$2,162
Building	—	1,756
Manufacturing equipment	15,856	16,803
Office equipment and software	25,332	22,413
Leasehold improvements	4,126	4,103

	45,314	47,237
Less: accumulated depreciation and amortization	(34,239)	(33,661)

Property and equipment, net	$11,075	$13,576

Depreciation and amortization expense for property and equipment for the years ended December 31, 2006, 2005 and 2004 was $5.1 million, $5.9 million and $5.4 million, respectively.

Note 7 — Goodwill

The Company tests goodwill for impairment at least annually. Additionally, the Company assesses goodwill for impairment if any adverse conditions exist that would indicate impairment. Conditions that would trigger an impairment assessment, include, but are not limited to, a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator. The Company is considered one reporting unit. As a result, to determine whether or not goodwill may be impaired, the Company compares its book value to its market capitalization. If the trading price of the Company’s common stock is below the book value per share at the date of the annual impairment test or if the average trading price of the Company’s common stock is below book value per share for a sustained period, a goodwill impairment test will be performed by comparing book value to estimated market value. The Company completed its annual goodwill impairment analysis as of September 30, 2006 and concluded that as of September 30, 2006, there was no goodwill impairment. See Note 20 — Acquisition of Convedia for further information.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Intangible Assets

The following tables summarize details of the Company’s total purchased intangible assets (in thousands):

		Accumulated
	Gross	Amortization	Net

December 31, 2006
Existing technology	$38,315	$(6,231)	$32,084
Technology licenses	6,790	(6,790)	—
Patents	6,647	(5,918)	729
Customer lists	8,200	(1,139)	7,061
Trade names	3,636	(575)	3,061
Other	637	(637)	—

Total	$64,225	$(21,290)	$42,935

December 31, 2005
Existing technology	$2,415	$(1,764)	$651
Technology licenses	6,790	(6,601)	189
Patents	6,647	(5,757)	890
Trade names	736	(307)	429
Other	237	(237)	—

Total	$16,825	$(14,666)	$2,159

Intangible assets amortization expense was $6.6 million, $2.1 million and $2.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company’s purchased intangible assets have lives ranging from 4 to 10 years. In accordance with SFAS No. 144, the Company reviews for impairment of all its purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The estimated future amortization expense of purchased intangible assets as of December 31, 2006 is as follows (in thousands):

Estimated
Intangible
Amortization
For the Years Ending December 31,	Amount

2007	17,006
2008	15,650
2009	8,412
2010	1,294
2011	573

Total	$42,935

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Other Assets

Other current assets as of December 31, 2006 and 2005 consisted of the following (in thousands):

	December 31,	December 31,
	2006	2005

Prepaid maintenance, rent and other	$2,967	$2,074
Interest receivable on investments	392	352
Deferred compensation associated with the acquisition of Convedia (Note 20)	1,250	—

Other current assets	$4,609	$2,426

Other assets as of December 31, 2006 and 2005 consisted of the following (in thousands):

	December 31,	December 31,
	2006	2005

Employee deferred compensation arrangement	$3,266	$2,509
Other	1,280	1,120

Other assets	$4,546	$3,629

Employee deferred compensation arrangement represents the cash surrender value of insurance contracts purchased by the Company as part of its deferred compensation plan established in January 2001 Any elective deferrals by the eligible employees are invested in insurance contracts.

Note 10 — Accrued Restructuring and Other Charges

Accrued restructuring as of December 31, 2006 and December 31, 2005 consisted of the following (in thousands):

	December 31,	December 31,
	2006	2005

Fourth quarter 2006 restructuring charge	$329	$—
Second quarter 2005 restructuring charge	—	803
Fourth quarter 2001 restructuring charge	—	20
Other	—	33

Total	$329	$856

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

Fourth Quarter 2006 Restructuring

During the fourth quarter of 2006, the Company initiated a restructuring plan that included the elimination of 12 positions primarily supporting the Company’s contract manufacturing operations as a result of the termination of our relationship with one of our contract manufacturers in North America. The restructuring plan also includes closing our Charlotte, North Carolina manufacturing support office. We expect this workforce reduction and office closure to be completed by September 30, 2007.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the changes to the fourth quarter 2006 restructuring costs (in thousands):

Employee
Termination and
Related Costs

Restructuring and other costs	$329
Additions	—
Expenditures	—
Reversals	—

Balance accrued as of December 31, 2006	$329

Second Quarter 2005 Restructuring

In 2005, the Company entered into a restructuring plan that included the elimination of 93 positions primarily within the Company’s manufacturing operations. These employee positions were to be eliminated as a result of continued outsourcing of production to the Company’s manufacturing partners.

The following table summarizes the changes to the second quarter 2006 restructuring costs (in thousands):

Employee
Termination and
Related Costs

Restructuring and other costs	$1,108
Additions	219
Expenditures	(355)
Reversals	(169)

Balance accrued as of December 31, 2005	$803

Additions	93
Expenditures	(589)
Reversals	(307)

Balance accrued as of December 31, 2006	$—

Employee termination and related costs include severance and other related separation costs. Additions to the original accrual were primarily attributable to the additional retention bonuses and related expenses for employment terminations that were expected to occur later in 2006. During the second quarter of 2006, the Company announced that it was discontinuing its relationship with one of its contract manufacturers in North America. As a result, the Company determined that all future employment terminations that were originally included in the second quarter 2005 restructuring event would not occur in the near term and the majority of the associated liability was reversed in the second quarter of 2006. The balance of the accrual related to two employees who were terminated as of December 31, 2006.

Fourth Quarter 2001 Restructuring

The accrual amount remaining as of December 31, 2005 represents lease obligations relating to the facilities in Boca Raton, Florida which were paid in January 2006.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — Other accrued liabilities

Other accrued liabilities as of December 31, 2006 and 2005, consisted of the following (in thousands):

	December 31,	December 31,
	2006	2005

Accrued tax liability	$1,882	$1,569
Accrued warranty reserve	2,000	2,124
Deferred compensation plan liability	2,458	2,014
Deferred revenues	1,242	539
Adverse purchase commitments	1,911	828
Accrued royalties	287	75
Other	1,374	1,130

Other accrued liabilities	$11,154	$8,279

Note 12 — Short-Term Borrowings

During the quarter ended March 31, 2006, the Company transferred its line of credit facility from its commercial bank to an investment bank, for $20.0 million at an interest rate based on the 30-day London Inter-Bank Offered Rate (“LIBOR”) plus 0.75%. The line of credit is collateralized by the Company’s non-equity investments. At December 31, 2006, the Company had a standby letter of credit outstanding related to one of its medical insurance carriers for $105 thousand. The market value of non-equity investments must exceed 125.0% of the borrowed facility amount, and the investments must meet specified investment grade ratings.

As of December 31, 2006 and December 31, 2005, there were no outstanding balances on the standby letter of credit or line of credit and we were in compliance with all debt covenants.

Note 13 — Long-Term Liabilities

Convertible Senior Notes

During November 2003, the Company completed a private offering of $100 million aggregate principal amount of 1.375% convertible senior notes due November 15, 2023 to qualified institutional buyers. The discount on the 1.375% convertible senior notes amounted to $3 million.

Convertible senior notes are unsecured obligations convertible into the Company’s common stock and rank equally in right of payment with all existing and future obligations that are unsecured and unsubordinated. Interest on the senior notes accrues at 1.375% per year and is payable semi-annually on May 15 and November 15. The 1.375% convertible senior notes are payable in full in November 2023. The notes are convertible, at the option of the holder, at any time on or prior to maturity under certain circumstances, unless previously redeemed or repurchased, into shares of the Company’s common stock at a conversion price of $23.57 per share, which is equal to a conversion rate of 42.4247 shares per $1,000 principal amount of notes. The notes are convertible prior to maturity into shares of the Company’s common stock under certain circumstances that include but are not limited to (i) conversion due to the closing price of the Company’s common stock on the trading day prior to the conversion date reaching 120% or more of the conversion price of the notes on such trading date and (ii) conversion due to the trading price of the notes falling below 98% of the conversion value. Upon conversion the Company will have the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. The Company may redeem all or a portion of the notes at its option on or after November 15, 2006 but before November 15, 2008 provided that the closing price of the Company’s common stock exceeds 130% of the conversion price for at least 20 trading days within a period

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of 30 consecutive trading days ending on the trading day before the date of the notice of the provisional redemption. On or after November 15, 2008, the Company may redeem the notes at any time. On November 15, 2008, November 15, 2013, and November 15, 2018, holders of the 1.375% convertible senior notes will have the right to require the Company to purchase, in cash, all or any part of the notes held by such holder at a purchase price equal to 100% of the principal amount of the notes being purchased, together with accrued and unpaid interest and additional interest, if any, up to but excluding the purchase date. The accretion of the discount on the notes is calculated using the effective interest method.

As of December 31, 2006 and December 31, 2005 the Company had outstanding 1.375% convertible senior notes with a face value of $100 million. As of December 31, 2006 and December 31, 2005 the book value of the 1.375% convertible senior notes was $97.4 million and $97.3 million respectively, net of unamortized discount of $2.6 million and $2.7 million, respectively. Amortization of the discount on the 1.375% convertible senior notes was $133 thousand and $131 thousand for the years ended December 31, 2006 and 2005, respectively. The estimated fair value of the 1.375% convertible senior notes was $96.6 million and $93.5 million at December 31, 2006 and December 31, 2005, respectively.

Convertible Subordinated Notes

During August 2000, the Company completed a private offering of $120 million aggregate principal amount of 5.5% convertible subordinated notes due August 15, 2007 to qualified institutional buyers. The discount on the 5.5% convertible subordinated notes amounted to $3.6 million.

Convertible subordinated notes are unsecured obligations convertible into the Company’s common stock and are subordinated to all present and future senior indebtedness of the Company. Interest on the 5.5% convertible subordinated notes accrues at 5.5% per year and is payable semi-annually on February 15 and August 15. The 5.5% convertible subordinated notes are payable in full in August 2007. The notes are convertible, at the option of the holder, at any time on or before maturity, unless previously redeemed or repurchased, into shares of the Company’s common stock at a conversion price of $67.80 per share, which is equal to a conversion rate of 14.7484 shares per $1,000 principal amount of notes. If the closing price of the Company’s common stock equals or exceeds 140% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date on which a notice of redemption is mailed, then the Company may redeem all or a portion of the notes at our option at a redemption price equal to the principal amount of the notes plus a premium (which declines annually on August 15 of each year), together with accrued and unpaid interest to, but excluding, the redemption date. The accretion of the discount on the notes is calculated using the effective interest method.

In 2005 the Board of Directors approved the repurchase of the remaining principal amount of the 5.5% convertible subordinated notes. For the year ended December 31, 2006, the Company repurchased $100 thousand principal amount of the 5.5% convertible subordinated notes for $100 thousand with a recorded loss of $1 thousand. For the year ended December 31, 2005, the Company repurchased $7.5 million principal amount of the 5.5% convertible subordinated notes with an associated discount of $69 thousand. The Company repurchased the notes in the open market for $7.4 million and recorded a loss of $50 thousand.

As of December 31, 2006 and 2005 the Company had outstanding 5.5% convertible subordinated notes with a face value of $2.4 million and $2.5 million, respectively. As of December 31, 2006 and December 31, 2005 the book value of the 5.5% convertible subordinated notes was $2.4 million and $2.5 million, respectively, net of amortized discount of $8 thousand and $20 thousand, respectively. Amortization of the discount on the 5.5% convertible subordinated notes was $12 thousand and $106 thousand for the year ended December 31, 2006 and 2005, respectively. The estimated fair value of the 5.5% convertible subordinated notes was $2.4 million and $2.5 million at December 31, 2006 and December 31, 2005, respectively.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate maturities of long-term liabilities for each of the years in the five year period ending December 31, 2010 and thereafter are as follows (in thousands):

	Convertible	Convertible
	Senior	Subordinated
For the Years Ending December 31,	Notes	Notes

2007	—	2,418
2008(A)	100,000	—
2009	—	—
2010	—	—
2011	—	—
Thereafter	—	—

	100,000	2,418
Less: unamortized discount	(2,588)	(8)
Less: current portion	—	2,410

Long-term liabilities	$97,412	$—

(A)	On or after November 15, 2008, the Company may redeem the 1.375% Convertible Senior Notes at any time. On November 15, 2008, November 15, 2013, and November 15, 2018, holders of the 1.375% convertible senior notes will have the right to require the Company to purchase, in cash, all or any part of the notes held by such holder at a purchase price equal to 100% of the principal amount of the notes being purchased, together with accrued and unpaid interest and additional interest, if any, up to but excluding the purchase date.

Note 14 — Staff Accounting Bulletin No. 108

As discussed under Recent Accounting Pronouncements in Note 1, in September 2006, the SEC released SAB 108. The transitional provisions of SAB 108 permit the Company to adjust for the cumulative effect on retained earnings of immaterial errors relating to prior years. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. In accordance with SAB 108, the Company has adjusted beginning retained earnings for fiscal 2006 in the accompanying consolidated financial statements for the items described below. The Company considers these adjustments to be immaterial to prior periods.

The Company currently leases two buildings in Hillsboro Oregon, which serve as the Company’s headquarters and primary in-house manufacturing facilities. The leases were entered into in October of 1996 and March of 1997 and extend to October of 2011. The terms of each lease include escalating lease payments over the life of the leases. These leases have been properly accounted for as operating leases but the expense associated with these leases was based on actual payments instead of a straight-line basis in accordance with the SFAS 13, “Accounting for Leases”. The cumulative error resulted in a reduction to 2006 beginning retained earnings, net of tax of $704 thousand and an increase in current and long-term liabilities for the deferred rent liability as of January 1, 2006 of $1.1 million.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 — Commitments and Contingencies

RadiSys leases most of its facilities, certain office equipment, and vehicles under non-cancelable operating leases which require minimum lease payments expiring from one to 5 years after December 31, 2006. Amounts of future minimum lease commitments in each of the five years ending December 31, 2007 through 2011 are as follows (in thousands):

Future Minimum
For the Years Ending December 31,	Lease Payments

2007	3,662
2008	3,505
2009	2,991
2010	2,595
2011	1,626

$14,379

Rent expense totaled $3.6 million, $3.2 million and $3.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Adverse Purchase Commitments

The Company is contractually obligated to reimburse its contract manufacturers for the cost of excess inventory used in the manufacture of the Company’s products, for which there is no alternative use. Estimates for adverse purchase commitments are derived from reports received on a quarterly basis from the Company’s contract manufacturers. Increases to this liability are charged to cost of goods sold. When and if the Company takes possession of inventory reserved for in this liability, the liability is transferred from other accrued liabilities (Note 11) to our excess and obsolete inventory valuation allowance (Note 4).

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

As permitted under Oregon law, the Company has agreements whereby it indemnifies its officers, directors and certain finance employees for certain events or occurrences while the officer, director or employee is or was serving in such capacity at the request of the Company. The term of the indemnification period is for the officer’s, director’s or employee’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. To date, the Company has not incurred any costs associated with these indemnification agreements and, as a result, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2006.

The Company enters into standard indemnification agreements in its ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company provides for the estimated cost of product warranties at the time it recognizes revenue. Products are generally sold with warranty coverage for a period of 24 months after shipment. Parts and labor are covered under the terms of the warranty agreement. The workmanship of our products produced by contract manufacturers is covered under warranties provided by the contract manufacturer for a specified period of time ranging from 12 to 15 months. The warranty provision is based on historical experience by product family. The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its components suppliers; however ongoing failure rates, material usage and service delivery costs incurred in correcting product failure, as well as specific product class failures out of the Company’s baseline experience affect the estimated warranty obligation. If actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.

The following is a summary of the change in the Company’s warranty accrual reserve for the years ended December 31, 2006 and 2005 (in thousands):

	For the Years Ended
	December 31,
	2006	2005

Warranty liability balance, beginning of the year	$2,124	$1,719
Product warranty accruals	3,384	3,244
Adjustments for payments made	(3,508)	(2,839)

Warranty liability balance, end of the year	$2,000	$2,124

The warranty liability balance is included in other accrued liabilities in the accompanying Consolidated Balance Sheets as of December 31, 2006 and 2005. The Company offers fixed price support or maintenance contracts to its customers however, revenues from fixed price support or maintenance contracts were not significant to the Company’s operations for the years reported.

On November 22, 2005, the Company received a notice from a customer claiming a breach of a software maintenance support contract and claiming damages. In the fourth quarter of 2006 the Company received additional notice that the customer intended on settling their claim, however the amount has not yet been agreed upon. Although the Company disputes the validity of the claim it has determined that any likely settlement of this claim will range from zero to $950 thousand and has accordingly recorded its current best estimate of the probable settlement of the matter as an accrual. The Company maintains their original accrual is still their best estimate of the probable settlement of the matter.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16 — Basic and Diluted Income per Share

A reconciliation of the numerator and the denominator used to calculate basic and diluted income per share is as follows (in thousands, except per share amounts):

	For the Years Ended
	December 31,
	2006	2005	2004

Numerator — Basic
Net income (loss), basic	$(13,016)	$15,958	$13,011

Numerator — Diluted
Net income (loss), basic	(13,016)	15,958	13,011
Interest on convertible senior notes, net of tax benefit(A)	—	969	964

Net income (loss), diluted	$(13,016)	$16,927	$13,975

Denominator — Basic
Weighted average shares used to calculate income per share from continuing operations and net income (loss) per share, basic	21,158	20,146	18,913

Denominator — Diluted
Weighted average shares used to calculate net income per share, basic	21,158	20,146	18,913
Effect of dilutive restricted stock	—	5	—
Effect of dilutive stock options(B)	—	438	667
Effect of convertible senior notes(A)	—	4,243	4,243

Weighted average shares used to calculate net income per share, diluted	21,158	24,832	23,823

Net income (loss) per share:
Basic	$(0.62)	$0.79	$0.69

Diluted	$(0.62)	$0.68	$0.59

(A)	For the years ended December 31, 2006, 2005 and 2004, interest on the 1.375% convertible subordinated notes and related if-converted shares were excluded from the net income per share calculation as the effect would be anti-dilutive. As of December 31, 2006 the if-converted shares associated with the 5.5% convertible subordinated notes were excluded from the calculation as the effect would be anti-dilutive. As of December 31, 2006, 2005 and 2004, the total number of if-converted shares associated with the 5.5% convertible subordinated notes excluded from the net income per share calculation was 36 thousand, 117 thousand and 485 thousand, respectively. As of December 31, 2006, the total number of if-converted shares associated with the 1.375% convertible senior notes was 4.2 million.

(B)	For the year ended December 31, 2006, options amounting to 3.1 million were excluded from the calculation as the Company was in a loss position. For the years ended December 31, 2005 and 2004, options amounting to 1.8 million and 2.0 million, respectively, were excluded from the calculation as the exercise prices were higher than the average market price of the common shares; therefore, the effect would be anti-dilutive.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17 — Income Taxes

The income tax provision consists of the following (in thousands):

	For the Years Ended December 31,
	2006	2005	2004

Current payable (receivable):
Federal	$(133)	$2,064	$1,556
State	(178)	198	258
Foreign	135	457	70

Total current payable (receivable)	(176)	2,719	1,884

Deferred:
Federal	824	(1,975)	(228)
State	(109)	313	67
Foreign	(1,285)	128	1,530

Total income tax provision (benefit)	$(746)	$1,185	$3,253

The income tax provision differs from the amount computed by applying the statutory federal income tax rate to pretax income as a result of the following differences:

	For the Years Ended December 31,
	2006	2005	2004

Statutory federal tax (benefit) rate	(35.0)%	35.0%	35.0%
Increase (decrease) in rates resulting from:
State taxes	(1.5)	3.4	3.4
Goodwill benefit from acquisitions	(1.8)	(1.4)	(0.6)
Valuation allowance	(0.4)	(11.1)	1.8
Taxes on foreign income that differ from U.S. tax rate	(5.1)	(14.3)	(12.1)
Tax credits	(5.5)	(2.2)	(3.9)
Export sale benefit	(1.4)	(2.6)	(2.6)
Non-deductible stock-based compensation expense	5.7	—	—
In process research and development	37.1	—	—
Other	2.5	0.1	(1.0)

Effective tax rate	(5.4)%	6.9%	20.0%

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of deferred taxes consist of the following (in thousands):

	December 31,
	2006	2005

Deferred tax assets:
Accrued warranty	$680	$815
Inventory	3,707	2,986
Restructuring accrual	120	229
Net operating loss carryforwards	19,415	17,348
Tax credit carryforwards	14,664	11,422
Stock-based compensation	1,264	—
Capitalized research and development	1,914	2,301
Fixed assets	2,630	749
Other	1,048	2,231

Total deferred tax assets	45,442	38,081
Less: valuation allowance	(7,039)	(6,812)

Net deferred tax assets	38,403	31,269

Deferred tax liabilities:
Intangible assets — Convedia/Microware	(6,261)	(816)
Goodwill	(1,832)	(653)
Foreign dividend	—	(767)

Total deferred tax liabilities	(8,093)	(2,236)

Total net deferred tax assets	$30,310	$29,033

The Company has recorded valuation allowances of $7.0 million and $6.8 million at December 31, 2006 and December 31, 2005, respectively, due to uncertainty involving utilization of certain net operating loss and tax credit carryforwards. The increase in valuation allowance of $227 thousand for the year ended December 31, 2006 compared to the year ended December 31, 2005 is primarily attributable to a projected decrease in future utilization of general business tax credits carryforwards based on estimates of future taxable income.

At December 31, 2006 and 2005, the Company had total available federal net operating loss carryforwards of approximately $38.1 million and $38.8 million, respectively, before valuation allowance. The federal net operating loss carryforwards expire between 2009 and 2023 and consist of approximately $14.9 million of consolidated taxable loss remaining after loss carrybacks to prior years, $9.1 million of loss carryforwards from the Texas Micro merger in 1999, and $14.1 million of loss carryforwards from the Microware acquisition in August of 2001. The net operating losses from Texas Micro and Microware are stated net of limitations pursuant to Section 382 of the Internal Revenue Code. The annual utilization limitations are $5.7 million and approximately $732 thousand for Texas Micro and Microware, respectively. Any tax benefit recognized from the acquired Microware net operating loss carryforwards will be allocated to goodwill and will not benefit the income statement. The Company had total state net operating loss carryforwards of approximately $42.3 million and $48.4 million at December 31, 2006 and 2005, respectively, before valuation allowance. The state net operating loss carryforwards expire between 2007 and 2023. The Company also had net operating loss carryforwards of approximately $17.2 million from certain non U.S. jurisdictions. The non U.S. net operating loss carryforwards are primarily attributable to Canada, Germany and the U.K., and amount to approximately $14.5 million, $741 thousand, and $2.0 million,

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. The Canada tax losses are attributable to the Convedia acquisition in September of 2006 and they expire between 2008 and 2014. The U.K. and German tax losses may be carried forward indefinitely provided certain requirements are met.

The Company has federal and state research and development tax credit and other federal tax credit carryforwards of approximately $12.5 million at December 31, 2006, to reduce future income tax liabilities. The federal and state tax credits expire between 2007 and 2026. The federal tax credit carryforwards include research and development tax credits of $2.3 million and $268 thousand from the Texas Micro and Microware acquisitions, respectively. The utilization of these acquired credits is subject to an annual limitation pursuant to Section 383 of the Internal Revenue Code. Any tax benefit recognized from the acquired Microware tax credit carryforwards will be allocated to goodwill and will not benefit the income statement. On December 20, 2006 President Bush signed the Tax Relief and Health Care Act of 2006 which extended the research and development tax credit. Under the Act the research and development tax credit was retroactively reinstated to January 1, 2006 and is available through December 31, 2007. The Company also had approximately $550 thousand in investment tax credit, $6.1 million in unclaimed scientific research and experimental expenditures and $6.0 million in undepreciated capital cost to be carried forward and applied against future income in Canada related to the Convedia acquisition.

Realization of the deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of the net operating loss and tax credit carryforwards. Although realization is not assured, management believes that it is more likely than not that the balance of the deferred tax assets, net of the valuation allowance, as of December 31, 2006 will be realized. The amount of the net deferred tax assets that is considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Should management determine that the Company would not be able to realize all or part of our net deferred tax assets in the future, adjustments to the valuation allowance for deferred tax assets may be required. As of December 31, 2006 we estimate utilization of the net deferred tax assets will require that we generate $60.0 million and $30.0 million in taxable income in the U.S. and Canada, respectively, prior to the expiration of the net operating loss and tax credit carryforwards.

Pretax book income from domestic operations for the fiscal years 2006, 2005 and 2004 was $2.4 million, $9.2 million, and $9.7 million, respectively. Pretax book income (loss) from foreign operations for fiscal years 2006, 2005 and 2004 was $(16.2) million, $7.9 million, and $6.6 million, respectively.

The Company has indefinitely reinvested approximately $9.2 million of the undistributed earnings of certain foreign subsidiaries at December 31, 2006. Such earnings would be subject to U.S. taxation if repatriated to the U.S. On December 9, 2005, RadiSys Technology (Ireland) Ltd., a wholly owned foreign subsidiary of the Company, declared a dividend of $15.5 million under Section 301 of the Internal Revenue Code. The first dividend payment of $13.5 million was completed on December 21, 2005 and the remaining dividend payment of $2.0 million was completed on June 2, 2006. Both dividend payments were fully subject to U.S. taxation. The deferred tax liability of $767 thousand recorded at December 31, 2005 related to the $2.0 million dividend was fully reversed in 2006.

Note 18 — Employee Benefit Plans

Stock-Based Employee Benefit Plans

Equity instruments are granted to employees, directors and consultants in certain instances, as defined in the respective plan agreements. Beginning in the second quarter of 2005, the Company issued equity instruments in the form of stock options, restricted shares and shares issued to employees as a result of the employee stock purchase plan (“ESPP”). Beginning in the third quarter of 2006, the Company began issuing restricted stock units in conjunction with the other equity instruments. Prior to the second quarter of 2005, the Company issued equity instruments in the form of stock options and ESPP shares, only.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options and Restricted Stock Awards

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

In connection with the acquisition of Convedia Corporation described in Note 20, on September 30, 2006, the Compensation Committee of the Board of Directors adopted the RadiSys Corporation Stock Plan for Convedia Employees (“Convedia Plan”). The Convedia Plan was adopted without shareholder approval in reliance upon the exception provided under Nasdaq Marketplace Rule 4350(i)(1)(A)(iv) relating to awards granted in connection with an acquisition and in connection with the hiring of new employees. The Plan became effective as of September 1, 2006 (the “Effective Date”). The Convedia Plan permits the granting of stock options, restricted stock and restricted stock units. The maximum number of shares of common stock with respect to which awards may be granted is 365,000 shares (subject to adjustment in accordance with the Convedia Plan). In order to comply with Nasdaq Marketplace Rule 4350, the awards may only be granted to employees transferred from Convedia in connection with the acquisition of Convedia and in connection with the future hiring of new employees of Convedia. The Convedia Plan provides that the Compensation Committee will determine the option price at which common stock may be purchased, but the price will not be less than the fair market value of the common stock on the date the option is granted. The Compensation Committee will determine the term of each option, but no option will be exercisable more than 10 years after the date of grant. The vesting of restricted stock or restricted stock units may be conditioned upon the completion of a specified period of employment, upon attainment of specified performance goals and/or upon such other criteria as the Compensation Committee determines.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes the activities related to the Company’s stock plans (in thousands, except weighted average exercise prices):

				Weighted
				Average
	Shares	Stock Options		Remaining	Aggregate
	Available for	Outstanding		Contractual	Intrinsic
	Grant	Number	Average Price	Life (Years)	Value

Balance, December 31, 2003	2,672	3,706	$14.86

Options granted	(1,255)	1,255	$19.32
Options canceled	362	(362)	$20.15
Options expired	—	—	—
Options exercised	—	(802)	$11.03

Balance, December 31, 2004	1,779	3,797	$16.64

Options granted	(946)	946	$15.01
Restricted shares granted	(97)	—	—
Options canceled	807	(807)	$19.68
Restricted shares canceled	2	—	—
Options exercised	—	(560)	$9.37

Balance, December 31, 2005	1,545	3,376	$16.66

Authorized	365
Options granted	(684)	684	$21.31
Restricted shares granted	(150)	—	—
Restricted stock units granted	(132)	—	—
Options forfeited	54	(54)	$16.96
Options expired	171	(171)	$20.68
Restricted shares canceled	7	—	—
Restricted shares repurchased	12	—	—
Options exercised	—	(723)	$12.56

Balance, December 31, 2006	1,188	3,112	$18.41	4.57	$4,869

Vested and expected to vest, December 31, 2006		3,054	$18.36	4.51	$4,625

Vested at December 31, 2006		2,096	$18.01	3.72	$4,224

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing price of RadiSys shares as quoted on the Nasdaq Global Select Market for December 31, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. The intrinsic value of options changes based on the fair market value of RadiSys stock. Total intrinsic value of options exercised for the year ended December 31, 2006 was $6.4 million.

In 2006, 169,300 stock options, 5,800 restricted stock awards and 132,035 restricted stock units were granted in connection with the closing of the acquisition of Convedia. The shares were granted under the RadiSys Corporation Stock Plan for Convedia Employees. The Plan is intended to comply with the National Association of Securities Dealers, Inc.’s (“NASD”) Marketplace Rule 4350 which provides an exception to the

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NASD stockholder approval requirement for the issuance of securities with regard to grants to new employees of the Company, including grants to transferred employees in connection with a merger or other acquisition.

The following table summarizes the information about stock options outstanding at December 31, 2006 (shares in thousands):

	Options Outstanding
		Weighted		Options Exercisable
	Number	Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
	As of	Contractual	Exercise	As of	Exercise
Range of Exercise Prices	12/31/2006	Life	Price	12/31/2006	Price

$ 3.79-$14.09	427	3.25	$8.38	418	$8.29
$14.14-$15.27	571	5.29	$14.46	311	$14.52
$15.30-$18.54	562	4.27	$17.19	454	$17.06
$18.55-$20.65	506	4.88	$19.35	412	$19.16
$20.75-$21.28	588	5.49	$20.98	246	$21.28
$21.50-$49.91	458	3.71	$29.82	255	$34.93

$ 3.79-$49.91	3,112	4.57	$18.41	2,096	$18.01

Employee Stock Purchase Plan

In December 1995, the Company established an Employee Stock Purchase Plan (“ESPP”). All employees of RadiSys and its subsidiaries who customarily work 20 or more hours per week, including all officers, are eligible to participate in the ESPP. Separate offerings of common stock to eligible employees under the ESPP (an “Offering”) commence on February 15, May 15, August 15 and November 15 of each calendar year (“Enrollment Dates”) and continue for a period of 18 months. Multiple separate Offerings are in operation under the ESPP at any given time. An employee may participate in only one Offering at a time and may purchase shares only through payroll deductions permitted under the provisions stipulated by the ESPP. The purchase price is the lesser of 85% of the fair market value of the common stock on date of grant or that of the purchase date (“look-back feature”). Pursuant to the provisions of the ESPP, as amended, the Company is authorized to issue up to 4,150,000 shares of common stock under the plan. For the years ended December 31, 2006, 2005 and 2004 the Company issued 278,173, 391,819 and 579,773 shares under the plan, respectively. At December 31, 2006, 1,299,033 shares are available for issuance under the plan.

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

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2004, in an effort to reduce the amount of stock-based compensation expense that the Company would include in its financial statements after the effective date of SFAS 123R or January 1, 2006, the Compensation Committee of the Board of Directors approved an acceleration of vesting of those non-director employee stock options with an option price greater than $15.99, which was greater than the fair market value of the shares on that date ($14.23). Approximately 1.1 million options with varying remaining vesting schedules were subject to the acceleration and became immediately exercisable. Historically the Company has not accelerated the vesting of employee stock options. As a result of the acceleration, the Company reduced the stock-based compensation expense that it would include in net income after January 1, 2006. Included in the pro forma stock-based compensation expense for fiscal year 2004 was $6.1 million associated with the acceleration, net of related tax effects. As a result of the acceleration, the Company estimates that stock-based compensation expense, net of related tax effects, was reduced by approximately $2.5 million and $1.8 million for the years ended December 31, 2005 and 2006, respectively, and estimates a reduction of approximately $213 thousand for fiscal year 2007.

In an effort to further reduce the impact of SFAS 123R, based on Board of Director approval received on March 1, 2005, the Company changed its equity instrument compensation structure such that it has reduced the total number of options granted to employees and the number of employees who receive stock-based employee benefit plan awards.

As a result of adopting SFAS 123R, loss before income taxes for the year ended December 31, 2006 was $6.6 million higher, and net loss for the year ended December 31, 2006 was $6.2 million higher, than if the Company had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted loss per share for the year ended December 31, 2006 was $0.29. In addition, prior to the adoption of SFAS 123R, the Company presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options will be classified as financing cash flows when realized as a reduction of cash taxes owed.

The Company continues to use the Black-Scholes model to measure the grant date fair value of stock options and ESPP shares. The grant date fair value of stock options that are expected to vest is recognized on a straight-line basis over the requisite service period, which is equal to the option vesting period which is, generally, 3 years. The grant date fair value of ESPP shares that are expected to vest is recognized on a straight-line basis over the requisite service period, which is generally, 18 months, subject to modification at the date of purchase due to the ESPP look-back feature. The Company computes the grant date fair value of restricted stock granted as the closing price of RadiSys shares as quoted on the Nasdaq Global Select Market on the earlier of the date of grant or the first date of the service period. The grant date fair value of restricted stock that are expected to vest is recognized on a straight-line basis over the requisite service period, which is 3 years. The estimate of the number of options, ESPP shares and restricted stock expected to vest is determined based on historical experience.

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

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As part of its SFAS 123R adoption, the Company also examined its historical pattern of option exercises in an effort to determine if there were any discernable activity patterns based on certain employee populations. From this analysis, the Company identified three employee populations. The expected term computation is based on historical vested option exercise and post-vest forfeiture patterns and included an estimate of the expected term for options that were fully vested and outstanding, for each of the three populations identified. The estimate of the expected term for options that were fully vested and outstanding was determined as the midpoint of a range of estimated expected terms determined as follows: the low end of the range assumes the fully vested and outstanding options settle on the evaluation date and the high end of the range assumes that these options expire upon contractual term. The risk free interest rate is based on the U.S. Treasury constant maturities in effect at the time of grant for the expected term of the option or share.

As required by SFAS No. 123, the Company computed the value of options granted and ESPP shares issued during 2006, 2005 and 2004 using the Black-Scholes option pricing model for pro forma disclosure purposes. The fair value of the following stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the fiscal years ended December 31:

	Options			Employee Stock Purchase Plan
	2006	2005	2004	2006	2005	2004

Expected life (in years)	4.0	4.2	3.9	1.5	1.5	1.5
Interest rate	4.95%	3.80%	2.39%	4.73%	1.95%	1.43%
Volatility	56%	64%	82%	42%	84%	85%
Dividend yield	—	—	—	—	—	—

For the years ended December 31, 2006, 2005 and 2004, the total value of the options granted was approximately $7.0 million, $7.4 million and $9.5 million, respectively. For the years ended December 31, 2006, 2005 and 2004 the weighted-average valuation per option granted was $10.18, $7.87 and $11.08, respectively. The total estimated value associated with ESPP shares to be granted under enrollment periods beginning in the years ended December 31, 2006, 2005 and 2004 was $1.9 million, $362 thousand and $2.8 million, respectively.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes the activities related to the Company’s unvested restricted stock grants (in thousands; except weighted-average grant date fair values):

		Weighted-Average
	Restricted	Grant Date
	Shares	Fair Value

Balance, December 31, 2004	—	$—

Shares granted	97	16.62
Shares canceled	(2)	14.23

Balance, December 31, 2005	95	$16.67

Shares granted	150	21.14
Stock units granted	132	23.46
Shares vested	(32)	20.82
Shares canceled	(6)	18.19
Stock units canceled	(1)	23.46

Balance, December 31, 2006	338	$21.24

The Company expects that approximately 291 thousand of the balance of restricted stock at December 31, 2006 will vest. According to the Restricted Stock Grant Agreement, upon the vesting dates, the holder of the restricted stock unit grant shall be issued a number of shares equal to the number of restricted stock units which have vested.

The pro forma table below reflects net income and basic and diluted net income per share for the years ended December 31, 2005 and 2004 had RadiSys accounted for these plans in accordance with SFAS No. 123, as follows (in thousands, except per share amounts):

	2005	2004

Net income	$15,958	$13,011
Add: Stock-based compensation expense included in reported net income, net of related tax effects(A)	123	520
Deduct: Stock-based compensation expense determined under fair value method for all awards, net of related tax effects(B)	(3,128)	(12,048)

Pro forma net income	$12,953	$1,483

Net income per share:
Basic	$0.79	$0.69

Diluted	$0.68	$0.59

Pro forma basic	$0.64	$0.08

Pro forma diluted	$0.56	$0.10

(A)	In 2005, 97 thousand shares of restricted stock were granted. The Company incurred $199 thousand of stock-based compensation related to restricted stock for the year ended December 31, 2005. The Company did not incur any stock-based compensation expense associated with restricted stock for the year ended December 31, 2004.

In 2004, the Company incurred $841 thousand of stock-based compensation expense associated with shares issued pursuant to the Company’s 1996 Employee Stock Purchase Plan (“ESPP”). The Company

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(B)	In 2004, in an effort to reduce the amount of stock-based compensation expense that the Company would include in its financial statements after the effective date of SFAS 123R or January 1, 2006, the Compensation Committee of the Board of Directors approved an acceleration of vesting of those non-director employee stock options with an option price greater than $15.99, which was greater than the fair market value of the shares on that date ($14.23). Approximately 1.1 million options with varying remaining vesting schedules were subject to the acceleration and became immediately exercisable. Historically the Company has not accelerated the vesting of employee stock options. As a result of the acceleration, the Company reduced the stock-based compensation expense that it would include in net income after January 1, 2006. Included in the pro forma stock-based compensation expense for fiscal year 2004 was $6.1 million associated with the acceleration, net of related tax effects. As a result of the acceleration, the Company estimates that stock-based compensation expense, net of related tax effects, was reduced by approximately $2.5 million and $1.8 million for the years ended December 31, 2005 and 2006, respectively, and estimates a reduction of approximately $213 thousand for fiscal year 2007.

The effects of applying SFAS 123 for providing pro forma disclosure for 2005 and 2004 are not likely to be representative of the effects on reported net income and net income per share for future years since options vest over several years and additional awards are made each year.

For the years ended December 31, 2006, 2005 and 2004, stock-based compensation was recognized and allocated as follows (in thousands):

	2006	2005	2004

Cost of sales	$876	$23	$235
Research and development	1,745	55	343
Selling, general and administrative	3,968	121	263

	6,589	199	841
Income tax benefit	(357)	(76)	(321)

Total stock-based compensation expense after, income tax benefit	$6,232	$123	$520

For the year ended December 31, 2006, stock-based compensation associated with stock options, restricted stock and ESPP shares amounted to $3.8 million, $1.4 million and $1.4 million, respectively.

As of December 31, 2006, $8.1 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.04 years. As of December 31, 2006, $5.8 million of unrecognized stock-based compensation expense related to unvested restricted stock is expected to be recognized over a weighted-average period of 2.46 years.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

401(k) Savings Plan

The Company established a 401(k) Savings Plan (“401(k) Plan”), a defined contribution plan, as of January 1, 1989 and amended through January 1, 2001, in compliance with Section 401(k) and other related sections of the Internal Revenue Code and corresponding Regulations issued by the Department of Treasury and Section 404(c) of Employee Retirement Income Security Act of 1974 (“ERISA”), to provide retirement benefits for its United States of America employees. Under the provisions of the plan, eligible employees are allowed pre-tax contributions of up to 20% of their annual compensation or the maximum amount permitted by the applicable statutes. Additionally, eligible employees can elect after-tax contributions of up to 5% of their annual compensation, within the limits set forth by pre-tax contributions, or to the maximum amount permitted by the applicable statutes. Pursuant to the provisions of the 401(k) Plan, the Company may contribute 50% of pre-tax contributions made by eligible employees, adjusted for loans and withdrawals, up to 6% of annual compensation for each eligible employee. The Company may elect to make supplemental contributions as periodically determined by the Board of Directors at their discretion. The contributions made by the Company on behalf of eligible employees become 100% vested after three years of service, or 33% per year after one year of service. The Company’s total contributions to the 401(k) Plan amounted to $887 thousand, $792 thousand and $812 thousand in 2006, 2005 and 2004, respectively. In addition, some of the Company’s employees outside the United States of America are covered by various defined contribution plans, in compliance with the statutes of respective countries. The participants pay for the 401(k) Savings Plan administrative expenses.

Deferred Compensation Plan

Effective January 1, 2001, the Company established a Deferred Compensation Plan, providing its directors and certain eligible employees with opportunities to defer a portion of their compensation as defined by the provisions of the plan. The Company credits additional amounts to the deferred compensation plan to make up for reductions of Company contributions under the 401(k) Plan. The deferred amounts are credited with earnings and losses under investment options chosen by the participants. The Company sets aside deferred amounts, which are then invested in long-term insurance contracts. All deferred amounts and earnings are 100% vested at all times, but are subject to the claims of creditors of the Company under a bankruptcy proceeding. Benefits are payable to a participant upon retirement, death, and other termination of employment on such other date as elected by the participant in accordance with the terms of the plan (see Note 9). Deferred amounts may be withdrawn by the participant in case of financial hardship as defined in the plan agreement.

Note 19 — Segment Information

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

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues on a product and services basis are as follows (in thousands):

	For the Years Ended December 31,
	2006	2005	2004

Hardware	$280,720	$252,180	$234,352
Software royalties and licenses	6,193	4,394	6,304
Software maintenance	1,402	1,919	939
Engineering and other services	4,166	1,738	4,220
Other	—	3	9

Total revenues	$292,481	$260,234	$245,824

Generally, the Company’s customers are not the end-users of its products. The Company ultimately derives its revenues from two end markets as follows (in thousands):

	For the Years Ended December 31,
	2006	2005	2004

Communication Networking	$217,744	$194,146	$167,458
Commercial Systems	74,737	66,088	78,366

	$292,481	$260,234	$245,824

Information about the Company’s geographic revenues and long-lived assets by geographical area is as follows (in thousands):

Geographic Revenues

	For the Years Ended December 31,
	2006	2005	2004

United States	$89,404	$80,739	$95,429
Other North America	11,836	12,115	12,343

North America	101,240	92,854	107,772
Europe, the Middle East and Africa (“EMEA”)	140,719	131,403	123,197
Asia Pacific	50,522	35,977	14,855

Total	$292,481	$260,234	$245,824

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-lived assets by Geographic Area

	December 31,	December 31,	December 31,
	2006	2005	2004

Property and equipment, net
United States	$7,881	$11,372	$11,630
Other North America	1,096	—	—
EMEA	143	170	752
Asia Pacific	1,955	2,034	1,620

Total	$11,075	$13,576	$14,002

Goodwill
United States	$27,463	$27,463	$27,521
Other North America	39,720	—	—

Total	$67,183	$27,463	$27,521

Intangible assets, net
United States	$1,434	$2,159	$4,211
Other North America	18,416	—	—
EMEA	23,085	—	—

Total	$42,935	$2,159	$4,211

For the years ended December 31, 2006, 2005 and 2004 the following customers accounted for more than 10% of total revenues. These customers accounted for the following percentages of total revenue:

	2006	2005	2004

Nokia	39.4%	36.2%	28.5%
Nortel	10.3%	14.3%	13.7%

As of December 31, 2006 and 2005 the following customers accounted for more than 10% of accounts receivable. These customers accounted for the following percentages of accounts receivable:

	December 31,	December 31,
	2006	2005

Nokia	24.4%	32.3%
Nortel	10.2%	12.9%

Note 20 — Acquisition of Convedia

On September 1, 2006, RadiSys completed the acquisition (the “Acquisition”) of all of the capital stock of Convedia for approximately $105 million in cash at closing (“Initial Consideration”). Up to an additional $10 million in cash (the “Final Consideration”) is payable based on a contingent payment formula tied to achieving certain profitability goals during the twelve-month period which began on October 1, 2006 (“Contingent Payment Provision”). The total preliminary purchase price of the acquisition which consists of the Initial Consideration and the estimated direct acquisition-related expenses (“Preliminary Purchase Price”) is currently estimated to be approximately $110.9 million and has been accounted for as a purchase business combination under Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). The Final Consideration and any associated direct expenses will be recorded as additional goodwill when the Contingent Payment Provision is determinable beyond a reasonable doubt.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

September 1,
2006

Fair value of tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$4,874
Accounts receivable, net	2,027
Other receivables	51
Inventories, net	2,546
Deferred tax assets, current	3,606
Other current assets	672
Property and equipment, net	923
Long-term deferred tax assets	5,768
Other assets	531
Accounts payable	(1,228)
Accrued wages and bonuses	(921)
Other accrued liabilities	(1,839)
Deferred tax liabilities	(3,606)
Long-term deferred tax liabilities	(5,456)

7,948
Deferred compensation	1,874
Identifiable intangible assets	47,400
In-process research and development charges	14,000
Goodwill	39,720

Total preliminary purchase price	$110,942

Deferred Compensation

According to the terms of the Acquisition Agreement, all outstanding Convedia stock options vested and were considered exercised immediately upon closing or September 1, 2006. The proceeds of which would be distributed as follows: 75% of the purchase price per share less the exercise price was paid to the option holder at closing or September 1, 2006 and the remaining 25% is to be paid in full to those Convedia employees still employed by RadiSys after one year of service. The 75% paid at the time of the acquisition is included in the purchase price and is allocated to goodwill. The remaining 25% is recorded as deferred

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation and amortized through the Statement of Operations for the life of the asset (one year). Pursuant to the purchase agreement any forfeitures are reallocated to the remaining Convedia employees.

Identifiable intangible assets

The fair value of the acquired identifiable intangible assets, which are subject to amortization, was determined using the income approach. The following table sets forth the components of these intangible assets and their weighted average estimated useful lives (in thousands):

		Weighted Average
	Preliminary	Remaining Useful
	Fair Value	Life (In Years)

Core and developed technology	35,900	3.0
Trademark and tradename	2,900	4.9
Customer-related intangible	8,200	2.4
Backlog	400	0.2

Total acquired identifiable intangible assets	$47,400

In-process research and development

In-process research and development (“IPR&D”) represents Convedia R&D projects that had not reached technological feasibility and had no alternative future use when acquired but had been developed to a point where there was value associated with them in relation to potential future revenue. Using the income approach to value the IPR&D, RadiSys determined that $14.0 million of the purchase price represents purchased in-process technology. Because technological feasibility was not yet proven and no alternative future uses were believed to exist for the in-process technologies, the assigned value was expensed immediately upon the closing date of the acquisition.

The fair value underlying the $14.0 million assigned to acquire IPR&D from the Convedia acquisition (recognized in the third quarter of 2006) was determined by identifying research projects in areas for which technological feasibility had not been established and there were no alternative future uses. The acquired IPR&D consisted of next generation media server products and was approximately 75% complete as of September 1, 2006. It was completed as of December 31, 2006. In addition, this technology along with subsequently developed technology is being integrated into other new products expected to be completed in 2008. There has been no material change in the estimated cost of these projects.

The fair value of IPR&D was determined by an income approach where fair value is the present value of projected net free cash flows that will be generated by the products incorporating the acquired technologies under development, assuming they are successfully completed. The estimated net free cash flows generated by the products over a 7 year period was discounted at a rate of 22% which was based on the weighted average cost capital and reflected the stage of completion and the technical risks associated with achieving technological feasibility. Other factors considered were the inherent uncertainties in future revenue estimates from technology investments including the uncertainty surrounding the successful development of the IPR&D, the useful life of the technology and the profitability levels of the technology. The estimated net cash flows from these products were based on estimates of related revenues, cost of sales, R&D costs, SG&A costs, asset requirements and income taxes. The stage of completion of the products at the date of the acquisition were estimated based on R&D costs that had been expended as of the date of acquisition as compared to total R&D costs expected at completion. The percentages derived from this calculation were then applied to the net present value of future cash flows to determine the IPR&D charge. The nature of the efforts to develop the in-process technology into commercially viable products principally related to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

produced to meet its design specification, including function, features and technical performance requirements. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur or that the Company will realize any anticipated benefits of the acquisition. The risks associated with IPR&D are considered high and no assurance can be made that these products will generate any benefit or meet market expectations.

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

Pro forma financial information

The pro forma financial information for the years ended December 31, 2006 and 2005 combine the historical RadiSys and Convedia statements of operations as if the Acquisition had been completed at the beginning of each fiscal year being presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented. The pro forma financial information for the year ended December 31, 2006 includes adjustments to amortization on acquired intangibles and adjustments to tax related effects on the acquisition.

	2006	2005

Total revenues	$305,234	$273,959
Net income (loss)	$(32,649)	$(3,965)
Basic net income (loss) per share	$(1.54)	$(0.20)
Diluted net income (loss) per share	$(1.54)	$(0.20)

Included in the net loss for the year ended December 31, 2006 is $7.2 million of stock-based compensation expense associated with the acceleration of the Convedia stock options as of the date of the acquisition. According to the terms of the Acquisition Agreement, all outstanding Convedia stock options vested and considered exercised immediately upon closing or September 1, 2006. Historically Convedia had not accelerated the vesting of employee stock options.

Note 21 — Legal Proceedings

In the normal course of business, the Company becomes involved in litigation. As of December 31, 2006, in the opinion of management RadiSys had no pending litigation that would have a material effect on the Company’s financial position, results of operations or cash flows.

Note 22 — Subsequent Events

During the first quarter of 2007, the Company accepted offers to sell its DC3 building and one of its surrounding lots. The sales are expected to close in the second quarter and third quarter, respectively.

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

Disclosure Controls and Procedures.  Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the Company’s fiscal quarter ended December 31, 2006, no change occurred in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management excluded from its assessment of the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting, the disclosure controls and procedures and internal controls of Convedia which was acquired effective September 1, 2006. Convedia represents approximately 3% and 18% of RadiSys’ consolidated revenues and consolidated total assets, respectively, for the year ended December 31, 2006. Management was unable to assess the effectiveness of the disclosure controls and procedures and internal control over financial reporting of Convedia because of the timing of the acquisition.

Management expects to update its assessment of the effectiveness of the disclosure controls and procedures and internal control over financial reporting to include Convedia as soon as practicable but in any event, no later than in the Form 10-Q for the quarterly period ended September 30, 2007.

Management’s Report on Internal Control over Financial reporting appears on page 46 hereof. KPMG LLP’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears on page 48 hereof.

Item 9B.	Other Information

On February 27, 2007, the Company entered into agreements to amend and update the existing indemnification agreements for the Board of Directors. The Indemnity Agreements, all in substantially the same form (the “Indemnity Agreements”), were entered into with each of C. Scott Gibson, Ken J. Bradley, Richard J. Faubert, Scott C. Grout, William W. Lattin, Kevin C. Melia, Carl W. Neun and Lorene K. Steffes, being all of the members of the Board of Directors. Each Indemnity Agreement, among other things, requires the Company to (1) indemnify a director against certain liabilities that may arise by reason of his or her status or service as a director, (2) to advance his or her expenses incurred as a result of a proceeding as to which he or she may be indemnified and (3) to cover such person under any directors’ and officers’ liability insurance policy the Company chooses to maintain. The Indemnity Agreements also contain other provisions customary for such agreements. The Indemnity Agreements are intended to provide indemnification rights to the fullest extent permitted under applicable indemnification rights statutes in the State of Oregon and are in addition to any rights the directors may have under the Company’s Second Restated Articles of Incorporation and Restated Bylaws.

The foregoing description of the Indemnity Agreements does not purport to be complete and is qualified in its entirety by reference to the form of Indemnity Agreement which is filed as Exhibit 10.23 hereto.

On February 27, 2007, the Company and each of Scott C. Grout, Julia A. Harper, Keith Lambert, Brian Bronson and Christian Lepiane (collectively, the “Executives” and each an “Executive”) also entered into Amended and Restated Change of Control Agreements (the “Change of Control Agreements”).

The primary purposes of the amendments to the Change of Control Agreements were to make the Change of Control Agreements compliant with Section 409A of the Internal Revenue Code of 1986, as amended, and the related proposed regulations and other guidance, including provisions specifying the timing of payments and distributions to the Executives, and to include other technical amendments. The Change of Control Agreements also contain other changes, including changes to provide more consistency and uniformity among the agreements. The Change of Control Agreements define the benefits each Executive would receive in connection with certain change of control, or potential change of control, events coupled with their loss of employment and contain other provisions customary for such agreements.

The foregoing description of the Change of Control Agreements does not purport to be complete and is qualified in its entirety by reference to each Change of Control Agreement, all of which are filed as Exhibits 10.17 through 10.21 hereto.

In addition, on February 27, 2007, the Company and Mr. Lambert entered into the Executive Severance Agreement (the “Severance Agreement”). Pursuant to the Severance Agreement, among other things, if Mr. Lambert’s employment is terminated by the Company other than for cause, death or disability, Mr. Lambert will be entitled to (1) a payment of nine months base pay, (2) up to nine months of continued coverage pursuant to COBRA under the Company’s group health plan, and (3) incentive compensation plan payout, if any, for the first six months of the calendar year if termination occurs after June 1 of any year. The Severance Agreement contains other provisions customary for such agreements.

The foregoing description of the Severance Agreement does not purport to be complete and is qualified in its entirety by reference to the Severance Agreement, which is filed as Exhibit 10.22 hereto.

PART III

The Registrant will file its definitive proxy statement for the Annual Meeting of Shareholders to be held on May 15, 2007, pursuant to Regulation 14A of the Exchange Act (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Report. This Report incorporates by reference specified information included in the Proxy Statement.

Item 10.	Directors, Executive Officers and Corporate Governance

The information with respect to our directors and officers and corporate governance is included in our Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

Information with respect to executive compensation is included under “Director Compensation,” “Executive Compensation,” “Compensation Committee Report on Executive Compensation,” “Comparison of Cumulative Total Returns,” and “Employment Contracts and Severance Arrangements” in the Company’s Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and management and equity compensation plan information is included under “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes information about the Company’s equity compensation plans as of December 31, 2006. All outstanding awards relate to the Company’s common stock.

	Number of Securities			Number of Securities
	to be Issued Upon		Weighted-Average	Remaining Available
	Exercise of		Exercise Price of	for Future Issuance
	Outstanding Options,		Outstanding Options,	Under Equity
Plan Category	Warrants and Rights		Warrants and Rights ($)	Compensation Plans

Equity compensation plans approved by security holders	1,751,347	(A)	$19.04	2,382,224	(B)
Equity compensation plans not approved by security holders(C)	1,492,186	(D)	18.12	104,850

Total	3,243,533		$18.61	2,487,074

(A)	Includes 1,660 shares subject to employee stock options assumed in the merger with Texas Micro Inc. with weighted average exercise prices of $17.40.

(B)	Includes 1,299,033 of securities authorized and available for issuance in connection with the RadiSys Corporation 1996 Employee Stock Purchase Plan.

(C)	Includes 300,935 shares granted and 58,265 shares available for future issuance under the RadiSys Corporation Stock Plan For Convedia Employees. The Plan is intended to comply with the National Association of Securities Dealers, Inc.’s (“NASD”) Marketplace Rule 4350 which provides an exception to the NASD stockholder approval requirement for the issuance of securities with regard to grants to new employees of the Company, including grants to transferred employees in connection with a merger or other acquisition.

(D)	Includes 131,635 restricted stock units which will vest only if specific service measures are met.

Description of Equity Compensation Plans Not Approved by Shareholders

2001 Nonqualified Stock Option Plan

In February 2001, the Company established the 2001 Nonqualified Stock Option Plan, under which 2,250,000 shares of the Company’s common stock were reserved as of December 31, 2006. Grants under the 2001 Nonqualified Stock Option Plan may be awarded to selected employees, who are not executive officers or directors of the Company. The purpose of the 2001 Nonqualified Stock Option Plan is to enable the Company to attract and retain the services of selected employees of the Company or any parent or subsidiary of the Company. Unless otherwise stipulated in the plan document, the Board of Directors, at their discretion, determines the exercise prices (which may not be less than the fair market value of the Company’s common stock at the date of grant), vesting periods, and the expiration periods, which are a maximum of 10 years from the date of grant.

RadiSys Corporation Stock Plan for Convedia Employees

On August 31, 2006, the Compensation Committee of the Board of Directors adopted the RadiSys Corporation Stock Plan for Convedia Employees (the “Plan”) for awards to be made in connection with the acquisition of Convedia Corporation. The Plan was adopted without shareholder approval in reliance upon the exception provided under Nasdaq Marketplace Rule 4350(i)(1)(A)(iv) relating to awards granted in connection with an acquisition and in connection with the hiring of new employees. The Plan became effective as of September 1, 2006 (the “Effective Date”). The Plan permits the granting of stock options, restricted stock and restricted stock units. The maximum number of shares of common stock with respect to which awards may be granted is 365,000 shares (subject to adjustment in accordance with the Plan). In order to comply with Nasdaq Marketplace Rule 4350, the awards may only be granted to employees transferred from Convedia Corporation in connection with the acquisition of Convedia Corporation and in connection with the future hiring of new employees of Convedia Corporation. Unless sooner terminated by the Board of Directors, the Plan will terminate on the tenth anniversary of the Effective Date. The Plan provides that the Compensation Committee will determine the option price at which common stock may be purchased, but the price will not be less than the fair market value of the common stock on the date the option is granted. The Compensation Committee will determine the term of each option, but no option will be exercisable more than 10 years after the date of grant. The Plan provides for certain terms and conditions pursuant to which restricted stock and restricted stock units may be granted under the Plan; including the term stating that all restricted stock units are to be settled in stock. Each grant of restricted stock and restricted stock units must be evidenced by an award agreement in a form approved by the Compensation Committee. The vesting of restricted stock or restricted stock units may be conditioned upon the completion of a specified period of employment, upon attainment of specified performance goals and/or upon such other criteria as the Compensation Committee determines.

Additional information required by this item is included in our Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2007 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information with respect to certain relationships and related transactions is included under “Certain Relationships and Related Transactions” in the Company’s Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information with respect to principal accountant fees and services is included under “Principal Accountant Fees and Services” in the Company’s proxy statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

(a) (2) Financial Statement Schedule

Form 10-K
Page No.

Schedule II — Valuation and Qualifying Accounts	99

(a) (3) Exhibits

Exhibit
No.		Description

2.1		Arrangement Agreement among RadiSys Corporation, Convedia Corporation and RadiSys Canada Inc., effective as of July 26, 2006. Incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 28, 2006, SEC File No. 000-26844.
3.1		Second Restated Articles of Incorporation and amendments thereto. Incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC File No. 333-137060.
3.2		Restated Bylaws. Incorporated by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-8, filed on June 9, 2000, SEC Registration No. 333-38966.
4.1		Indenture dated August 9, 2000 between the Company and U.S. Trust Company, National Association. Incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement of Form S-3, filed on November 1, 2000, SEC Registration No. 333-49092.
4.2		Form of Note. Incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-3, filed on November 1, 2000, SEC Registration No. 333-49092.
4.4		Indenture, dated as of November 19, 2003, between the Company and JPMorgan Chase Bank, as Trustee. Incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-3, filed December 24, 2003, SEC Registration No. 333-111547.
4.5		Form of Note. See Exhibit 4.4.
10	.1*	RadiSys Corporation 1995 Employee Stock Incentive Plan, as amended. Incorporated by reference from Exhibit (d)(1) to the Tender Offer Statement filed by the Company on Schedule TO-I, filed July 31, 2003, SEC File No. 005-49160.
10	.2*	RadiSys Corporation 1996 Employee Stock Purchase Plan, as amended. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 5, 2004, SEC File No. 0-26844.
10	.3*	RadiSys Corporation 2001 Nonqualified Stock Option Plan, as amended. Incorporated by reference from Exhibit (d)(2) to the Tender Offer Statement filed by the Company on Schedule TO-I, filed July 31, 2003, SEC File No. 005-49160.

Exhibit
No.		Description

10	.4*	Form of Restricted Stock Agreement, as amended. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2006, filed on May 9, 2006, SEC File No. 000-26844.
10	.5*	Form of Notice of Stock Option Grant for the 1995 Stock Incentive Plan. Incorporated by reference from Exhibit (d)(3) to the Tender Offer Statement filed by the Company on TO-I, filed July, 31, 2003, SEC File No. 005-49160.
10	.6*	Form of Notice of Stock Option Grant for the 2001 Nonqualified Stock Option Plan. Incorporated by reference from Exhibit (d)(4) to the Tender Offer Statement filed by the Company on TO-I, filed July, 31, 2003, SEC File No. 005-49160.
10	.7*	Deferred Compensation Plan. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, filed on May 15, 2001, SEC File No. 000-26844.
10	.8*	Summary of Compensation and Performance Goals and Business Criteria for Payment of Incentive Awards. Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 27, 2006, SEC File No. 000-26844.
10	.9*	Summary of Performance Goals and Business Criteria for Payment of Awards. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 28, 2006, SEC File No. 000-26844.
10	.10*	RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC Registration No. 333-137060.
10	.11*	Form of Notice of Option Grant for United States employees for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC Registration No. 333-137060.
10	.12*	Form of Notice of Option Grant for Canada employees for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on September 1, 2006, SEC Registration No. 333-137060.
10	.13*	Form of Notice of Option Grant for international employees for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC Registration No. 333-137060.
10	.14*	Form of Notice of Option Grant for China employees for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.8 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC Registration No. 333-137060.
10	.15*	Form of Restricted Stock Grant Agreement for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.9 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC Registration No. 333-137060.
10	.16*	Form of Restricted Stock Unit Grant Agreement for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.10 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC Registration No. 333-137060.
10	.17*/**	Amended and Restated Executive Change of Control Agreement dated February 27, 2007 between the Company and Julia A. Harper.
10	.18*/**	Amended and Restated Executive Change of Control Agreement dated February 27, 2007 between the Company and Scott C. Grout.
10	.19*/**	Amended and Restated Executive Change of Control Agreement dated February 27, 2007 between the Company and Keith Lambert.
10	.20*/**	Amended and Restated Executive Change of Control Agreement dated February 27, 2007 between the Company and Christian Lepiane.
10	.21*/**	Amended and Restated Executive Change of Control Agreement dated February 27, 2007 between the Company and Brian Bronson.
10	.22*/**	Executive Severance Agreement dated February 27, 2007 between the Company and Keith Lambert.

Exhibit
No.		Description

10	.23*/**	Form of Indemnity Agreement for directors of the Company.
10	.24*/**	Offer letter dated September 16, 2002 between the Company and Scott C. Grout.
10	.25*/**	Offer letter dated August 15, 2003 between the Company and Christian Lepiane.
10.26		Dawson Creek II lease, dated March 21, 1997, incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, filed on August 13, 1997, SEC File No. 000-26844.
16.1		Letter from PricewaterhouseCoopers LLP, dated May 13, 2005. Incorporated by reference from Exhibit 16.1 to the Company’s Current Report on Form 8-K, filed on May 13, 2005, SEC File No. 000-26844.
21	.1**	List of Subsidiaries.
23	.1**	Consent of KPMG LLP.
23	.2 **	Consent of PricewaterhouseCoopers LLP.
24	.1**	Powers of Attorney.
31	.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2**	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This Exhibit constitutes a management contract or compensatory plan or arrangement

**	Filed herewith

(b) See (a) (3) above.

(c) See (a) (2) above.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

				Reserves
	Balance at	Charged to	Write-Offs	Acquired	Balance at
	Beginning	Costs and	Net of	through	End of
	of Period	Expenses	Recoveries	Acquisitions	Period
	(In thousands)

For the year ended December 31, 2006
Allowance for doubtful accounts	$876	$200	$(218)	$—	$858
Obsolescence reserve	7,272	6,084	(4,780)	36	8,612
Tax valuation allowance	6,812	227	—	—	7,039
For the year ended December 31, 2005
Allowance for doubtful accounts	$888	$—	$(12)	$—	$876
Obsolescence reserve	7,353	4,647	(4,728)	—	7,272
Tax valuation allowance	15,886	(9,074)	—	—	6,812
For the year ended December 31, 2004
Allowance for doubtful accounts	$1,301	$—	$(413)	$—	$888
Obsolescence reserve	9,491	3,046	(5,184)	—	7,353
Tax valuation allowance	17,410	(1,524)	—	—	15,886

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADISYS CORPORATION

By:	/s/ SCOTT C. GROUT
Scott C. Grout
President and
Chief Executive Officer

Dated: March 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2007.

Signature	Title

/s/ SCOTT C. GROUT Scott C. Grout	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ BRIAN J. BRONSON Brian J. Bronson	Chief Financial Officer (Principal Financial Officer)

Directors:

/s/ C. SCOTT GIBSON* C. Scott Gibson	Chairman of the Board and Director

/s/ KEN BRADLEY* Ken Bradley	Director

/s/ RICHARD J. FAUBERT* Richard J. Faubert	Director

/s/ DR. WILLIAM W. LATTIN* Dr. William W. Lattin	Director

/s/ KEVIN C. MELIA* Kevin C. Melia	Director

/s/ CARL NEUN* Carl Neun	Director

/s/ LORENE K. STEFFES* Lorene K. Steffes	Director

*By: /s/ SCOTT C. GROUT* Scott C. Grout, as attorney-in-fact

EXHIBIT INDEX

Exhibit
No		Description

2.1		Arrangement Agreement among RadiSys Corporation, Convedia Corporation and RadiSys Canada Inc., effective as of July 26, 2006. Incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 28, 2006, SEC File No. 000-26844.
3.1		Second Restated Articles of Incorporation and amendments thereto. Incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC File No. 333-137060.
3.2		Restated Bylaws. Incorporated by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-8, filed on June 9, 2000, SEC Registration No. 333-38966.
4.1		Indenture dated August 9, 2000 between the Company and U.S. Trust Company, National Association. Incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement of Form S-3, filed on November 1, 2000, SEC Registration No. 333-49092.
4.2		Form of Note. Incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-3, filed on November 1, 2000, SEC Registration No. 333-49092.
4.4		Indenture, dated as of November 19, 2003, between the Company and JPMorgan Chase Bank, as Trustee. Incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-3, filed December 24, 2003, SEC Registration No. 333-111547.
4.5		Form of Note. See Exhibit 4.4.
10	.1*	RadiSys Corporation 1995 Employee Stock Incentive Plan, as amended. Incorporated by reference from Exhibit (d)(1) to the Tender Offer Statement filed by the Company on Schedule TO-I, filed July 31, 2003, SEC File No. 005-49160.
10	.2*	RadiSys Corporation 1996 Employee Stock Purchase Plan, as amended. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 5, 2004, SEC File No. 0-26844.
10	.3*	RadiSys Corporation 2001 Nonqualified Stock Option Plan, as amended. Incorporated by reference from Exhibit (d)(2) to the Tender Offer Statement filed by the Company on Schedule TO-I, filed July 31, 2003, SEC File No. 005-49160.
10	.4*	Form of Restricted Stock Agreement, as amended. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2006, filed on May 9, 2006, SEC File No. 000-26844.
10	.5*	Form of Notice of Stock Option Grant for the 1995 Stock Incentive Plan. Incorporated by reference from Exhibit (d)(3) to the Tender Offer Statement filed by the Company on TO-I, filed July, 31, 2003, SEC File No. 005-49160.
10	.6*	Form of Notice of Stock Option Grant for the 2001 Nonqualified Stock Option Plan. Incorporated by reference from Exhibit (d)(4) to the Tender Offer Statement filed by the Company on TO-I, filed July, 31, 2003, SEC File No. 005-49160.
10	.7*	Deferred Compensation Plan. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, filed on May 15, 2001, SEC File No. 000-26844.
10	.8*	Summary of Compensation and Performance Goals and Business Criteria for Payment of Incentive Awards. Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 27, 2006, SEC File No. 000-26844.
10	.9*	Summary of Performance Goals and Business Criteria for Payment of Awards. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 28, 2006, SEC File No. 000-26844.
10	.10*	RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC Registration No. 333-137060.
10	.11*	Form of Notice of Option Grant for United States employees for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC Registration No. 333-137060.

Exhibit
No		Description

10	.12*	Form of Notice of Option Grant for Canada employees for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on September 1, 2006, SEC Registration No. 333-137060.
10	.13*	Form of Notice of Option Grant for international employees for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC Registration No. 333-137060.
10	.14*	Form of Notice of Option Grant for China employees for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.8 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC Registration No. 333-137060.
10	.15*	Form of Restricted Stock Grant Agreement for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.9 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC Registration No. 333-137060.
10	.16*	Form of Restricted Stock Unit Grant Agreement for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.10 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC Registration No. 333-137060.
10	.17*/**	Amended and Restated Executive Change of Control Agreement dated February 27, 2007 between the Company and Julia A. Harper.
10	.18*/**	Amended and Restated Executive Change of Control Agreement dated February 27, 2007 between the Company and Scott C. Grout.
10	.19*/ **	Amended and Restated Executive Change of Control Agreement dated February 27, 2007 between the Company and Keith Lambert.
10	.20*/**	Amended and Restated Executive Change of Control Agreement dated February 27, 2007 between the Company and Christian Lepiane.
10	.21*/**	Amended and Restated Executive Change of Control Agreement dated February 27, 2007 between the Company and Brian Bronson.
10	.22*/**	Executive Severance Agreement dated February 27, 2007 between the Company and Keith Lambert.
10	.23*/**	Form of Indemnity Agreement for directors of the Company.
10	.24*/**	Offer letter dated September 16, 2002 between the Company and Scott C. Grout.
10	.25*/**	Offer letter dated August 15, 2003 between the Company and Christian Lepiane.
10.26		Dawson Creek II lease, dated March 21, 1997, incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, filed on August 13, 1997, SEC File No. 000-26844.
16.1		Letter from PricewaterhouseCoopers LLP, dated May 13, 2005. Incorporated by reference from Exhibit 16.1 to the Company’s Current Report on Form 8-K, filed on May 13, 2005, SEC File No. 000-26844.
21	.1**	List of Subsidiaries.
23	.1**	Consent of KPMG LLP.
23	.2**	Consent of PricewaterhouseCoopers LLP.
24	.1**	Powers of Attorney.
31	.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2**	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This Exhibit constitutes a management contract or compensatory plan or arrangement

**	Filed herewith