Form 10-Q
period 2007-03-31
RADISYS CORP
filed 2007-05-08
CIK 873044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes ☐     No ☑
Number of shares of common stock outstanding as of May 3, 2007: 21,954,029

RADISYS CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
RADISYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	For the Three Months
	Ended March 31,
	2007	2006
Revenues	$66,853	$65,811
Cost of sales	47,612	48,077

Gross margin	19,241	17,734
Research and development	10,780	9,124
Selling, general and administrative	11,428	8,205
Intangible assets amortization	4,258	325
Restructuring and other charges	88	59

Income (loss) from operations	(7,313)	21
Interest expense	(432)	(436)
Interest income	1,629	2,236
Other (expense) income, net	(56)	11

Income (loss) before income tax provision (benefit)	(6,172)	1,832
Income tax provision (benefit)	(780)	406

Net income (loss)	$(5,392)	$1,426

Net income (loss) per share:
Basic	$(0.25)	$0.07

Diluted	$(0.25)	$0.07

Weighted average shares outstanding:
Basic	21,682	20,699

Diluted	21,682	25,549

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,631	$23,734
Short-term investments, net	89,150	102,250
Accounts receivable, net	49,840	42,549
Other receivables	5,545	3,782
Inventories, net	33,752	35,184
Assets held for sale	3,497	3,497
Other current assets	4,015	4,609
Deferred tax assets	5,779	5,779

Total current assets	218,209	221,384
Property and equipment, net	10,767	11,075
Goodwill	67,041	67,183
Intangible assets, net	38,678	42,935
Long-term investments, net	10,000	10,000
Long-term deferred tax assets	25,259	24,531
Other assets	4,460	4,546

Total assets	$374,414	$381,654

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,425	$39,699
Accrued wages and bonuses	5,359	5,995
Accrued interest payable	532	222
Accrued restructuring	252	329
Convertible subordinated notes, net	2,413	2,410
Other accrued liabilities	9,815	11,154

Total current liabilities	52,796	59,809

Long-term liabilities:
Convertible senior notes, net	97,446	97,412
Other long-term liabilities	2,821	978

Total long-term liabilities	100,267	98,390

Total liabilities	153,063	158,199

Shareholders’ equity:
Preferred stock — $.01 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock — no par value, 100,000 shares authorized; 21,952 and 21,835 shares issued and outstanding at March 31, 2007 and December 31, 2006	216,425	212,887
Retained earnings	875	6,555
Accumulated other comprehensive income:
Cumulative currency translation adjustments	4,051	4,013

Total shareholders’ equity	221,351	223,455

Total liabilities and shareholders’ equity	$374,414	$381,654

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, unaudited)

			Accumulated			Total
	Common stock		Translation	Retained		Comprehensive
	Shares	Amount	Adjustments	Earnings	Total	Loss (1)
Balances, December 31, 2006	21,835	$212,887	$4,013	$6,555	$223,455
Shares issued pursuant to benefit plans	100	1,307	—	—	1,307
Stock-based compensation associated with employee benefit plans	—	2,231	—	—	2,231
Restricted shares granted, net	17	—	—	—	—
Currency translation adjustments	—	—	38	—	38	38
Cumulative effect of adjustment resulting from the adoption of FIN 48 (note 11)	—	—	—	(288)	(288)
Net income (loss) for the period	—	—	—	(5,392)	(5,392)	(5,392)

Balances, March 31, 2007	21,952	$216,425	$4,051	$875	$221,351

Comprehensive income (loss) for the three months ended March 31, 2007						$(5,354)

(1)
For the three months ended March 31, 2006, comprehensive income amounted to $1.5 million and consisted of net income for the period of $1.4 million and net losses from currency translation adjustments of $56 thousand.

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(5,392)	$1,426
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,374	1,653
Inventory valuation allowance	1,813	1,338
Deferred income taxes	(820)	401
Stock-based compensation expense	2,231	1,296
Other	52	(155)
Changes in operating assets and liabilities:
Accounts receivable	(7,285)	(5,603)
Other receivables	(1,763)	(200)
Inventories	(381)	7,049
Other current assets	138	(93)
Accounts payable	(5,277)	(1,781)
Accrued restructuring	(77)	(556)
Accrued interest payable	311	309
Accrued wages and bonuses	(645)	(1,296)
Other accrued liabilities	338	434

Net cash provided by (used in) operating activities	(10,383)	4,222

Cash flows from investing activities:
Proceeds from the sale of auction rate securities	21,700	14,900
Purchase of auction rate securities	(8,600)	(18,500)
Capital expenditures	(1,062)	(1,307)
Other	(102)	25

Net cash provided by (used in) investing activities	11,936	(4,882)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,307	2,326

Net cash provided by financing activities	1,307	2,326

Effect of exchange rate changes on cash	37	81

Net increase in cash and cash equivalents	2,897	1,747
Cash and cash equivalents, beginning of period	23,734	90,055

Cash and cash equivalents, end of period	$26,631	$91,802

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Significant Accounting Policies
RadiSys Corporation (the “Company” or “RadiSys”) has adhered to the accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2006 in preparing the accompanying interim consolidated financial statements. The preparation of these statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Additionally, the accompanying financial data as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
The financial information included herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for interim periods.
For the three months ended March 31, 2007, there have been no significant changes to these accounting policies.
Revenue Recognition
The Company recognizes revenue when the earnings process is complete, as evidenced by the following revenue recognition criteria: an agreement with the customer, fixed pricing, transfer of title and risk of loss and customer acceptance, if applicable, and that the collectibility of the resulting receivable is reasonably assured. When a sales arrangement contains multiple elements, such as hardware and software products, licenses and/or services, the Company allocates revenue to each element based on its relative fair value, or for software, based on vendor specific objective evidence of fair value under the residual method of accounting. Under this method, the total arrangement value is allocated first to undelivered elements, based on their fair values, with the remainder being allocated to the delivered elements. Where the fair value for an undelivered element cannot be determined, the Company defers revenue recognition for the delivered elements until the undelivered elements are delivered. The Company limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services or subject to customer-specified return or refund privileges. The Company accounts for sales and other use taxes on a net basis in accordance with EITF Issue No. 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement.” Therefore, these taxes are excluded from revenue and cost of revenue in the Consolidated Statements of Operations.
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

Adverse Purchase Commitments
The Company is contractually obligated to reimburse its contract manufacturers for the cost of excess inventory used in the manufacture of the Company’s products, for which there is no alternative use. This liability, referred to as adverse purchase commitments, is provided for in other accrued liabilities in the accompanying balance sheets. Estimates for adverse purchase commitments are derived from reports received on a quarterly basis from the Company’s contract manufacturers. Increases to this liability are charged to cost of goods sold. When and if the Company takes possession of inventory reserved for in this liability, the liability is transferred from other liabilities to our excess and obsolete inventory valuation allowance. Adverse purchase commitments amounted to $1.8 million and $1.9 million at March 31, 2007 and December 31, 2006, respectively. For the three months ended March 31, 2007 and 2006, the Company recorded a net provision for adverse purchase commitments of $488 thousand and $424 thousand, respectively.
Guarantees and Indemnification Obligations
FASB FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of SFAS No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee and requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The following is a summary of the agreements that the Company has determined are within the scope of FIN No. 45.
As permitted under Oregon law, the Company has agreements whereby it indemnifies its officers, directors and certain finance employees for certain events or occurrences while the officer, director or employee is or was serving in such capacity at the request of the Company. The term of the indemnification period is for the officer’s, director’s or employee’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2007.
The Company enters into standard indemnification agreements in its ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to our current products, as well as claims relating to property damage or personal injury resulting from the performance of services by us or our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is generally limited. Historically, our costs to defend lawsuits or settle claims relating to such indemnity agreements have been minimal and accordingly management believes the estimated fair value of these agreements is negligible.
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
The following is a summary of the change in the Company’s warranty liability for the three months ended March 31, 2007 and 2006 (in thousands):

	For the Three Months Ended
	March 31,
	2007	2006
Warranty liability balance, beginning of the period	$2,000	$2,124
Product warranty accruals	800	860
Utilization of accrual	(706)	(842)

Warranty liability balance, end of the period	$2,094	$2,142

The warranty liability balance is included in other accrued liabilities in the accompanying consolidated balance sheets as of March 31, 2007 and December 31, 2006.
On November 22, 2005, the Company received a notice from a customer claiming a breach of a software maintenance support contract and claiming damages. In the first quarter of 2007, the Company settled the claim for approximately $90 thousand including a $25 thousand cash payment.
Recent Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments. SFAS 159 is effective for fiscal years ending after November 15, 2007. The Company has completed its evaluation of the impact of SFAS 159 and has determined not to adopt its provisions.
Note 2 — Stock-based Compensation
For the three months ended March 31, 2007 and 2006, stock-based compensation was recognized and allocated as follows (in thousands):

	For the Three Months Ended
	March 31,
	2007	2006
Cost of sales	$262	$218
Research and development	602	388
Selling, general and administrative	1,367	690

	2,231	1,296

Note 3 — Investments
Short-term and long-term investments consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
Short-term investments, classified as available-for-sale	$89,150	$102,250

Long-term held-to-maturity investments	$10,000	$10,000

The Company invests excess cash in debt instruments of the U.S. Government and its agencies, high-quality corporate issuers and municipalities. The Company’s investments in the debt instruments of municipalities primarily consist of investments in auction rate securities. Auction rate securities have been classified as available-for-sale short-term investments. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income. For the three months ended March 31, 2007 and 2006, the Company did not recognize any gains or losses on the sale of available-for-sale investments as the fair value of these investments approximated their carrying value. The Company incurred no unrealized gains or losses on investments classified as available-for-sale as of March 31, 2007 or December 31, 2006. The Company’s investment policy requires that the total investment portfolio, including cash and investments, not exceed a maximum weighted-average maturity of 18 months. In addition, the policy mandates that an individual investment must have a maturity of less than 36 months, with no more than 20% of the total portfolio exceeding 24 months. As of March 31, 2007, the Company was in compliance with its investment policy.
Note 4 — Accounts Receivable and Other Receivables
Accounts receivable consists of trade accounts receivable. Accounts receivable balances consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
Accounts receivable, gross	$50,696	$43,407
Less: allowance for doubtful accounts	(856)	(858)

Accounts receivable, net	$49,840	$42,549

The Company recorded no additional provisions for allowance for doubtful accounts during the three months ended March 31, 2007 and 2006.
As of March 31, 2007 and December 31, 2006, the balance in other receivables was $5.5 million and $3.8 million, respectively. Other receivables consisted primarily of non-trade receivables, including receivables for inventory sold to our contract manufacturing partners and sub-lease billings. Sales to the Company’s contract manufacturing partners are based on terms and conditions similar to the terms offered to the Company’s regular customers. There is no revenue recorded associated with non-trade receivables.
Note 5 — Inventories
Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
Raw materials	$34,536	$32,034
Work-in-process	3,617	3,138
Finished goods	5,624	8,624

	43,777	43,796
Less: inventory valuation allowance	(10,025)	(8,612)

Inventories, net	$33,752	$35,184

During the three months ended March 31, 2007 and 2006, the Company recorded provisions for excess and obsolete inventory of $1.8 million and $1.3 million, respectively.
Note 6 — Long-lived Assets Held for Sale
Beginning in 2001, RadiSys made it part of its strategic plan to significantly reduce its costs. As part of this plan, RadiSys began in 2004 to outsource the manufacture of most of its products. Through various restructuring activities, facilities requirements for manufacturing and other activities in the Hillsboro, Oregon location have decreased significantly. As a result, management decided to transfer operations currently located in one of the Company’s buildings in Hillsboro, Oregon (“DC3 building”) to its other building located in Hillsboro, Oregon and its contract manufacturing partners.
In January 2006, RadiSys vacated the DC3 building and put it and the surrounding land, which had previously been held for future expansion, on the market for sale. The assets held for sale had a recorded value of $3.5 million, which included land with a value of $2.2 million, building and building improvements with a net value of $1.3 million, and machinery and equipment with a net value of $38 thousand. The Company classified this facility in net assets held for sale as of January 31, 2006, and as a result ceased depreciation of these assets.
Note 7 — Accrued Restructuring and Other Charges
Accrued restructuring and other charges consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
Fourth quarter 2006 restructuring charge	$240	$329
First quarter 2007 restructuring charge	12	—

Total	$252	$329

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
The following table summarizes the changes to the fourth quarter 2006 restructuring costs (in thousands):

Employee
Termination and
Related Costs
Restructuring and other costs	$329

Balance accrued as of December 31, 2006	$329

Additions	$61
Expenditures	(50)
Reversals	(100)

Balance accrued as of March 31, 2007	$240

During the three months ended March 31, 2007, we incurred additional severance and other employee-related separation costs of $61 thousand offset by reversals of $100 thousand associated with three employees that found new positions within the Company.
First Quarter 2007 Restructuring
During the first quarter of 2007, the Company incurred employee-related expenses associated with certain engineering realignments. The costs incurred in this restructuring event are associated with employee termination benefits, including severance and medical benefits. All restructuring activities are expected to be completed by June 30, 2007.
The following table summarizes the changes to the first quarter 2007 restructuring costs (in thousands):

Employee
Termination and
Related Costs
Restructuring and other costs	$120
Additions	7
Expenditures	(115)

Balance accrued as of March 31, 2007	$12

Note 8 — Short-Term Borrowings
During the quarter ended March 31, 2006, the Company transferred its $20.0 million line of credit facility from its commercial bank to an investment bank. This line of credit facility has an interest rate based on the 30-day London Inter-Bank Offered Rate (“LIBOR”) plus 0.75%. The line of credit is collateralized by the Company’s non-equity investments. At March 31, 2007, the Company had a standby letter of credit outstanding related to one of its medical insurance carriers for $105 thousand. The market value of non-equity investments must exceed 125.0% of the borrowed facility amount, and the investments must meet specified investment grade ratings.
As of March 31, 2007 and December 31, 2006, there were no outstanding balances on the standby letter of credit or line of credit and we were in compliance with all debt covenants.
Note 9 — Long-Term Liabilities
Convertible Senior Notes
During November 2003, the Company completed a private offering of $100 million in aggregate principal amount of 1.375% convertible senior notes due November 15, 2023 to qualified institutional buyers. The discount at issuance on the convertible senior notes amounted to $3 million.

Convertible senior notes are unsecured obligations convertible into the Company’s common stock and rank equally in right of payment with all existing and future obligations that are unsecured and unsubordinated. Interest on the convertible senior notes accrues at 1.375% per year and is payable semi-annually on May 15 and November 15. The notes are convertible, at the option of the holder, at any time on or prior to maturity under certain circumstances unless previously redeemed or repurchased, into shares of the Company’s common stock at a conversion price of $23.57 per share, which is equal to a conversion rate of 42.4247 shares per $1,000 principal amount of notes. The notes are convertible if (i) the closing price of the Company’s common stock on the trading day prior to the conversion date reaches 120% or more of the conversion price of the notes on such trading date, (ii) the trading price of the notes falls below 98% of the conversion value or (iii) certain other events occur. Upon conversion, the Company will have the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. The Company may redeem all or a portion of the notes at its option on or after November 15, 2006 but before November 15, 2008 provided that the closing price of the Company’s common stock exceeds 130% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of the notice of the provisional redemption. On or after November 15, 2008, the Company may redeem the notes at any time. On November 15, 2008, November 15, 2013, and November 15, 2018, holders of the convertible senior notes will have the right to require the Company to purchase, in cash, all or any part of the notes held by such holder at a purchase price equal to 100% of the principal amount of the notes being purchased, together with accrued and unpaid interest and additional interest, if any, up to but excluding the purchase date. The accretion of the discount on the notes is calculated using the effective interest method.
As of March 31, 2007 and December 31, 2006, the Company had outstanding convertible senior notes with a face value of $100 million and a book value of $97.4 million, net of unamortized discount of $2.6 million. Amortization of the discount on the convertible senior notes was $34 thousand and $33 thousand for the three months ended March 31, 2007 and 2006, respectively. The estimated fair value of the convertible senior notes was $96.6 million at March 31, 2007 and December 31, 2006.
Convertible Subordinated Notes
During August 2000, the Company completed a private offering of $120 million in aggregate principal amount of 5.5% convertible subordinated notes due August 15, 2007 to qualified institutional buyers. The discount at issuance on the convertible subordinated notes amounted to $3.6 million.
Convertible subordinated notes are unsecured obligations convertible into the Company’s common stock and are subordinated to all present and future senior indebtedness of the Company. Interest on the convertible subordinated notes accrues at 5.5% per year and is payable semi-annually on February 15 and August 15. The notes are convertible, at the option of the holder, at any time on or before maturity, unless previously redeemed or repurchased, into shares of the Company’s common stock at a conversion price of $67.80 per share, which is equal to a conversion rate of 14.7484 shares per $1,000 principal amount of notes. If the closing price of the Company’s common stock equals or exceeds 140% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date on which a notice of redemption is mailed, then the Company may redeem all or a portion of the notes at its option at a redemption price equal to the principal amount of the notes plus a premium (which declines annually on August 15 of each year), together with accrued and unpaid interest to, but excluding, the redemption date. The accretion of the discount on the notes is calculated using the effective interest method.
For the year ended December 31, 2006, the Company repurchased $100 thousand principal amount of the convertible subordinated notes for $100 thousand and recorded a loss of approximately $1 thousand.
As of March 31, 2007 and December 31, 2006 the Company had outstanding convertible subordinated notes with a face value of $2.4 million and a book value of $2.4 million, net of amortized discount of $5 thousand and $8 thousand, respectively. Amortization of the discount on the convertible subordinated notes was $3 thousand for the three months ended March 31, 2007 and 2006. The estimated fair value of the convertible subordinated notes was $2.4 million at March 31, 2007 and December 31, 2006.

The aggregate maturities of long-term liabilities for each of the years in the five year period ending December 31, 2011 and thereafter are as follows (in thousands):

	Convertible	Convertible
	Senior	Subordinated
For the Years Ending December 31,	Notes	Notes
2007 (remaining nine months)	$—	$2,418
2008 (A)	100,000	—
2009	—	—
2010	—	—
2011	—	—
Thereafter	—	—

	100,000	2,418
Less: unamortized discount	(2,554)	(5)
Less: current portion	—	2,413

Long-term liabilities	$97,446	$—

(A)
The Company may redeem the convertible senior notes at any time on or after November 15, 2008. On November 15, 2008, November 15, 2013, and November 15, 2018, holders of the convertible senior notes will have the right to require the Company to purchase, in cash, all or any part of the notes held by such holder at a purchase price equal to 100% of the principal amount of the notes being purchased, together with accrued and unpaid interest and additional interest, if any, up to but excluding the purchase date.

Note 10 — Basic and Diluted Income (Loss) per Share
A reconciliation of the numerator and the denominator used to calculate basic and diluted income per share is as follows (in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	2007	2006
Numerator — Basic
Net income (loss), basic	$(5,392)	$1,426

Numerator — Diluted
Net income (loss), basic	(5,392)	1,426
Interest on convertible notes, net of tax benefit (A)	—	245

Net income (loss), diluted	$(5,392)	$1,671

Denominator — Basic
Weighted average shares used to calculate income per share, basic	21,682	20,699

Denominator — Diluted
Weighted average shares used to calculate income per share , basic	21,682	20,699
Effect of convertible notes (A)	—	4,243
Effect of dilutive stock options, ESPP, and unvested restricted stock (B)	—	607

Weighted average shares used to calculate income per share, diluted	21,682	25,549

Net income (loss) per share:
Basic	$(0.25)	$0.07

Diluted (A)	$(0.25)	$0.07

(A)
Interest on the convertible senior notes and related as-if converted shares were excluded from the calculation if the effect would be anti-dilutive. As of March 31, 2007, the as-if converted shares associated with the convertible subordinated notes were excluded from the calculation as the effect would be anti-dilutive. For the three months ended March 31, 2007 and 2006, the total number of as-if converted shares excluded from the calculation associated with the convertible subordinated notes was 36 thousand and 37 thousand. As of March 31, 2007, the total number of as-if converted shares associated with the convertible senior notes was 4.2 million.

(B)
For the three months ended March 31, 2007, options amounting to 3.0 million shares were excluded from the calculation as the Company was in a loss position. For the three months ended March 31, 2006, options amounting to 1.9 million shares were excluded from the calculation as exercise prices were higher than the average market price of the common shares; therefore, the effect would be anti-dilutive.

Note 11 — Income Taxes
The Company’s effective tax rate for the three months ended March 31, 2007 and 2006 differs from the statutory rate primarily due to the benefits of lower tax rates on earnings of foreign subsidiaries, the federal research and development tax credit, the SFAS 123R adjustments, the amortization of goodwill for tax purposes, and the discrete item related to the additional accrual of interest and penalties for uncertain tax positions.

The expensing of stock options will create differences in book and taxable income on both a permanent and temporary basis. We are projecting a tax effected permanent difference of approximately $1.9 million attributable to statutory options and stock option expense related to all non U.S. employees for the year ending 2007. The annual effective tax rate impact for this permanent difference is projected to be approximately 10.1%.
In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48, on January 1, 2007. Upon adoption, the Company increased its reserves for uncertain tax positions by $146 thousand, largely due to the additional accrual of interest and penalties. The adoption adjustment was recorded as a cumulative effect adjustment to shareholders’ equity. This increase was accounted for as a decrease of $288 thousand to the beginning balance of retained earnings partially offset by a decrease of $142 thousand to goodwill related to the acquisition of Convedia Corporation (“Convedia”). As of the date of adoption, the Company’s unrecognized tax benefits totaled $2.0 million. Of this total, $1.5 million represents the amount of unrecognized tax benefits that, if recognized, will favorably affect the effective tax rate. The remaining $474 thousand, if recognized, will result in the reduction of goodwill.
The Company and its subsidiaries are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. The statute of limitations is closed for all federal, state and foreign income tax returns filed before 2003, 2002 and 2001, respectively. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses and credits were generated and carried forward, and make adjustments up to the net operating loss and credit carryforward amounts.
The Company is not currently under Internal Revenue Service (IRS) examination. During 2005, the Company settled an IRS tax examination related to the 1996 through 2002 tax years. In the first quarter of 2007, the state of Texas tax authorities commenced audits of the 2002 through 2005 years. In the fourth quarter of 2006, the German tax authorities commenced audits of 2002 through 2004 years. To date, there are no proposed adjustments that will have a material impact on the Company’s position or results of operations. The Company is not currently under examination in any other states or foreign jurisdictions.
The Company’s ongoing practice is to recognize potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. In conjunction with the adoption of FIN 48, the Company increased the accrual for interest and penalties by an additional $40 thousand to $511 thousand on January 1, 2007 which is included as a component of the $2.0 million unrecognized tax benefit noted above. To the extent that interest and penalties are not assessed with respect to the uncertain tax positions, $404 thousand of this total will be reflected as a reduction of the overall income tax provision. The remaining $107 thousand, if not assessed, will result in the reduction of goodwill. During the three months ended March 31, 2007, the Company recognized approximately $58 thousand in potential interest and penalties associated with uncertain tax positions.
The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of examinations prior to December 31, 2007 or March 31, 2008. The unrecognized tax benefits anticipated to be recognized due to the expiration of statute of limitations within twelve months of the date of FIN 48 adoption are $1.3 million. The unrecognized tax benefits anticipated to be recognized within twelve months primarily relates to foreign subsidiaries operations. Additionally, the unrecognized tax benefits anticipated to be recognized due to the expiration of statute of limitations prior to March 31, 2008 are $1.3 million.
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

Revenues on a product and services basis are as follows (in thousands):

	For the Three Months Ended
	March 31,
	2007	2006
Hardware	$63,151	$63,711
Software royalties and licenses	2,452	1,122
Software maintenance	236	540
Engineering and other services	1,014	438

Total revenues	$66,853	$65,811

Generally, the Company’s customers are not the end-users of its products. The Company ultimately derives its revenues from two end markets as follows (in thousands):

	For the Three Months Ended
	March 31,
	2007	2006
Communications Networking	$48,834	$48,836
Commercial Systems	18,019	16,975

Total revenues	$66,853	$65,811

Information about the Company’s geographic revenues and long-lived assets by geographical area is as follows (in thousands):
Geographic Revenues

	For the Three Months Ended
	March 31,
	2007	2006
United States	$22,789	$18,213
Other North America	2,365	2,606

North America	25,154	20,819
Europe, the Middle East and Africa (“EMEA”)	27,397	34,405
Asia Pacific	14,302	10,587

Total	$66,853	$65,811

Long-lived assets by Geographic Area

	March 31,	December 31,
	2007	2006
Property and equipment, net
United States	$7,744	$7,881
Other North America	1,079	1,096
EMEA	114	143
Asia Pacific	1,830	1,955

Total	$10,767	$11,075

Goodwill
United States	$27,463	$27,463
Other North America	39,578	39,720

Total	67,041	67,183

Intangible assets, net
United States	1,301	1,434
Other North America	16,253	18,416
EMEA	21,124	23,085

Total	$38,678	$42,935

For the three months ended March 31, 2007 and 2006, only one customer, Nokia, accounted for more than 10% of total revenues. This customer accounted for 33.0% and 41.4% of total revenue for the three months ended March 31, 2007 and 2006, respectively.

As of March 31, 2007 and December 31, 2006, the following two customers accounted for more than 10% of accounts receivable:

	March 31,	December 31,
	2007	2006
Nokia	37.8%	24.4%
Nortel	*	10.2%

*	Accounted for less than 10% of accounts receivable.
Note 13 — Legal Proceedings
In the normal course of business, the Company periodically becomes involved in litigation. As of March 31, 2007, in the opinion of management, RadiSys had no pending litigation that would reasonably be expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction and Overview
RadiSys Corporation is a leading provider of embedded advanced solutions for the communications networking and commercial systems markets. Through innovative product planning, intimate customer collaboration, and combining innovative technologies and industry leading architecture, we help original equipment manufacturers (“OEMs”), systems integrators and solution providers bring better products to market faster and more economically. Our products include embedded boards, application enabling platforms and turn-key systems, which are used in today’s complex computing, processing and network intensive applications. Unless context otherwise requires, or as otherwise indicated, “we,” “us,” “our” and similar terms, as well as references to the “Company” and “RadiSys” refer to RadiSys Corporation, and unless the context requires otherwise, includes all of our consolidated subsidiaries.
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
Our Markets
We provide application enabling solutions to the following two distinct markets:
•
Communications Networking — The communications networking market consists primarily of networking infrastructure and applications for deployment within our wireless and IP networking and messaging markets. Applications in these markets include 2, 2.5 and 3G wireless infrastructure products, IP media server platforms, packet based switches, unified messaging solutions, Internet Protocol (IP)-based Private Branch Exchange (PBX) systems, voice messaging, multimedia conferencing, data centers, network access, security and switching applications.

•
Commercial Systems — The commercial systems market includes the following sub-markets: medical systems, test and measurement equipment, transaction terminals and industrial automation equipment. Examples of products which incorporate our commercial embedded solutions include ultrasound equipment, X-Ray, Magnetic Resonance Imaging (MRI), immunodiagnostics and hematology systems, CAT Scan (CT) imaging equipment, network and production test equipment, consumer transaction terminals, semiconductor manufacturing equipment and electronics assembly equipment.

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

•
Increasing demand for standards-based solutions, such as Advanced Telecommunications Architecture (“ATCA”), Session Initiation Protocol (“SIP”), IP Multimedia Subsystem (“IMS”) and Computer-on-Module Express (“COM Express”), that motivates system makers to take advantage of proven and validated standards-based products.

In the following discussion of our financial condition and results of operations, we intend to provide information that will assist in understanding our consolidated financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes. This discussion should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this filing and in our annual report on Form 10-K for the year ended December 31, 2006.
Certain statements made in this section of the report are forward-looking statements. Please see the information contained herein under the sections entitled “Forward-looking Statements” and “Risk Factors.”
Overview
In 2006, we announced nine new products in our Promentum™ family of ATCA solutions. Specifically, we announced two new products based on the latest OCTEON processors from Cavium Networks. The new ATCA and AMC solutions provide high density Gigabit Ethernet interfaces with sophisticated dataplane hardware acceleration. These products will help equipment manufacturers reduce research, development and engineering (“R&D”) costs while accelerating the introduction of high performance products such as Radio Network Controllers, Session Border Controllers, Media Gateways, Edge Routers and Security Gateways. Our new AMC-7211 product provides power efficient packet and security processing for customers requiring AMC modules for their ATCA and MicroTCA platforms. The ATCA-7200 is a high performance modular gigabit line card equipped with up to four Cavium OCTEON Plus processor AMCs. As of this filing, we have begun shipping evaluation units.
During the first quarter of 2007, we and Aricent, a full-service, full-spectrum communications software company, demonstrated an ATCA hardware and software platform designed specifically for WiMAX networks. The solution features the Aricent SigASN WiMAX Gateway software running on the Promentum ATCA SYS 6010, which is the industry’s first and only generally available 10 Gigabit common managed platform for high-bandwidth network element and data plane applications. Our 10 Gigabit ATCA platforms are invaluable to equipment manufacturers developing complex network elements such as WiMAX ASN Gateways, 3G Radio Network and Base Station Controllers, IPTV infrastructure and IP IMS compliant media gateways, application servers and media servers.
In addition to our new ATCA offerings in 2006, we announced the Procelerant™ RMS420, a 4U high performance embedded server with two dual-core processors and the Procelerant™ CE945GM dual-core COM Express module. As of March 31, 2007, both products began shipping.
During the first quarter of 2007, we announced the availability of two new PCI Computer Manufacturers Group (PICMG) Compatible COM Express modules and a quad core embedded server that delivers unsurpassed performance and functionality. The Intel Core 2 Duo processor-based COM Express module coupled with dual channel memory brings maximum computing performance to imaging, gaming, and test and measurement devices that require the smallest COM Express form factor on the market. The second COM Express module that was announced features an extended temperature range COM Express module and fills a highly desired need for in-flight infotainment, industrial and military applications. The quad core server with Intel Core microarchitecture increases the performance of imaging and signaling applications five to seven -fold compared to servers available just 12 months ago.
We also announced a partnership with VirtualLogix, the Real-Time Virtualization company, to deliver a real-time development kit that enables embedded systems designers to combine Linux and our OS-9 real-time operating system onto a single platform. This will enable our customers to improve performance, reduce power consumption and consolidate multiple single core designs onto a single, integrated platform.
In the third quarter of 2006, we completed the acquisition of Convedia and entered the media server market with a portfolio of media server products. Included in this portfolio are our newest media servers, the CMS-3000 and CMS-9000, which are optimized for IMS network deployments have successfully completed field trials and are now generally available to our larger customer base.

During the first quarter of 2007, we announced that we are working closely with Huawei Technologies to deliver IMS solutions that reduce the cost and increase the performance of next generation networks. The Huawei Next Generation Network (NGN) solution and the fixed and mobile convergent IMS solutions incorporate MRS products based on our Media Servers. These solutions are now being marketed and sold into Huawei’s extensive global customer base.
Total revenue was $66.9 million and $65.8 million for the three months ended March 31, 2007 and 2006, respectively. Backlog was approximately $28.2 million and $21.7 million at March 31, 2007 and December 31, 2006, respectively. Backlog includes all purchase orders scheduled for delivery within 12 months. The increase in revenues for the three months ended March 31, 2007 compared to the same period in 2006 was due to higher levels of revenue within our test and measurement submarket as well as the addition of media server revenues partially offset by lower wireless revenues.
Net loss was $5.4 million for the three months ended March 31, 2007 compared to net income of $1.4 million for the three months ended March 31, 2006. Net loss per share was $0.25 for the three months ended March 31, 2007 compared to net income per share of $0.07 basic and diluted for the same period in 2006. Net income has decreased from 2006 to 2007, due primarily to the purchase accounting charges incurred in connection with the acquisition of Convedia, including $4.1 million of intangible amortization and $467 thousand of deferred compensation expenses. The decrease is also due to increased stock-based compensation expense of $935 thousand attributable to the diminishing benefit associated with the 2004 acceleration of employee stock options.
Cash and cash equivalents and investments amounted to $125.8 million and $136.0 million at March 31, 2007 and December 31, 2006, respectively. The decrease in cash and cash equivalents and investments during the three months ended March 31, 2007, was primarily due to the remaining payments associated with our inventory build last quarter as well as shipment linearity within the quarter. Management believes that available cash and investment balances, and short-term borrowings will be sufficient to fund our operating liquidity needs for the short-term and long-term.
Critical Accounting Policies and Estimates
The Company reaffirms its critical accounting policies and use of estimates as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. There have been no significant changes during the three months ended March 31, 2007 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Results of Operations
The following table sets forth certain operating data as a percentage of revenues for the three months ended March 31, 2007 and 2006.

	For the Three Months Ended
	March 31,
	2007	2006
Revenues	100.0%	100.0%
Cost of sales	71.2	73.1

Gross margin	28.8	26.9
Research and development	16.1	13.9
Selling, general, and administrative	17.1	12.4
Intangible assets amortization	6.4	0.5
Restructuring and other charges (reversals)	0.1	0.1

Income from operations	(10.9)	0.0
Interest expense	(0.6)	(0.6)
Interest income	2.4	3.4
Other (expense) income, net	(0.1)	0.0

Income (loss) before income tax provision (benefit)	(9.2)	2.8
Income tax provision (benefit)	(1.2)	0.6

Net income (loss)	(8.0)%	2.2%

Comparison of Three Months Ended March 31, 2007 and 2006
Revenues. Revenues increased by $1.0 million or 1.6%, from $65.8 million in the three months ended March 31, 2006 to $66.9 million in the three months ended March 31, 2007. The increase in revenues for the three months ended March 31, 2007 compared to the same period in 2006 is primarily due to an increase in revenues in the commercial systems market of $1.0 million.
Revenues in the commercial systems market increased in the three months ended March 31, 2007 compared to the same period in 2006, primarily due to increases within the test and measurement and industrial automation submarkets partially offset by declines in our transaction terminal submarket. The increase in revenues from the test and measurement submarket was attributable to design wins that have ramped into production in the latter half of 2006. The decrease in revenues attributable to the transaction terminal market was primarily due to design wins nearing the end of their life cycle.
Revenues in the communications networking market remained flat in the three months ended March 31, 2007 compared to the same periods in 2006 due to lower wireless revenues offset by the addition of media server revenues.
Given the dynamics of these markets, we may experience general fluctuations in the percentage of revenue attributable to each market and, as a result, the quarter to quarter comparisons of our markets often are not indicative of overall economic trends affecting the long-term performance of our markets. We currently expect that both markets will continue to represent a significant portion of total revenues. Currently, our standards-based products do not make up a significant percentage of our total revenues, however, we believe design wins associated with these products will begin to ramp into production in 2008 based on the timing of our customers’ next generation system deployments.
From a geographic perspective, for the three months ended March 31, 2007 compared to the same period in 2006, revenues as measured by destination in the North American and Asia Pacific regions increased by $4.3 million and $3.7 million, respectively, offset by decreased revenues in the EMEA region $7.0 million. The increase in the North American region is primarily due to the addition of media server revenues. The increase in the Asia Pacific region is primarily due to existing multinational customers requesting the delivery of products directly into the Asia Pacific region. The decrease in the EMEA region revenues is primarily due to lower wireless revenues. We currently expect continued fluctuations in the percentage of revenue from each geographic region. Additionally, we expect revenues outside of the US to remain a significant portion of our revenues.
Gross Margin. Gross margins as a percentage of revenues were 28.8% and 26.9% for the three months ended March 31, 2007 and 2006, respectively. The increase in gross margin as a percentage of revenues for the three months ended March 31, 2007 compared to the same period in 2006 was primarily attributable to product mix with the addition of our media server business within our communications networking market. This is partially offset by an increase in our excess and obsolete accrual primarily due to decreased demand for end-of-life products as well as inventory rework costs. We currently expect our gross margin percentage to be lower in the second quarter of 2007 due to costs associated with the remaining transitions from our North Carolina manufacturing partner to our plant in Hillsboro along with unfavorable change in our product mix. However, we do expect gross margins to be higher in the second half of 2007.
Research and Development. R&D expenses consist primarily of salaries, bonuses and benefits for product development staff, and cost of design and development supplies and equipment, net of reimbursements for nonrecurring engineering services. R&D expenses increased $1.7 million, or 18.1%, from $9.1 million for the three months ended March 31, 2006 to $10.8 million for the three months ended March 31, 2007. This increase is primarily due to the addition of our media server business, as well as an additional $214 thousand of stock-based compensation expense compared to the same period in 2006. This increase is partially offset primarily by a leveling off of our investment in standards-based products as they move closer to production. We currently anticipate increasing spending slightly on R&D during the second quarter of 2007 compared to spending in the first quarter of 2007.
Selling, General, and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of salaries, commissions, bonuses and benefits for sales, marketing, executive and administrative personnel, as well as professional services and costs of other general corporate activities. SG&A expenses increased by $3.2 million or 39.3%, from $8.2 million for the three months ended March 31, 2006 to $11.4 million for the three months ended March 31, 2007. This increase is primarily due to the addition of our media server business, as well as an additional $677 thousand of stock-based compensation expense compared to the same period in 2006. We currently anticipate increasing spending slightly on SG&A during the second quarter of 2007 compared to spending in the first quarter of 2007.
Stock-based Compensation Expense. Stock-based compensation expense consists of amortization of stock-based compensation associated with stock options, unvested restricted shares and shares issued to employees as a result of the employee stock purchase plan (“ESPP”). Stock-based compensation expense increased by $935 thousand or 72.1%, from $1.3 million for the three months ended March 31, 2006 to $2.2 million for the three months ended March 31, 2007. The increase is primarily due to the diminishing benefit associated with the 2004 acceleration of employee stock options. We currently anticipate stock-based compensation expense to increase by approximately $300 thousand in the second quarter of 2007.

We recognized stock-based compensation expense as follows (in thousands):

	For the Three Months Ended
	March 31,
	2007	2006
Cost of sales	$262	$218
Research and development	602	388
Selling, general and administrative	1,367	690

	$2,231	$1,296

Deferred Compensation Expense. On September 1, 2006, all outstanding Convedia stock options vested and were considered exercised immediately. The proceeds of which were distributed as follows: 75% of the purchase price per share less the exercise price was paid to the option holder at closing and the remaining 25% will be paid in full to those Convedia employees still employed by RadiSys after one year of service. The 75% paid at the time of the acquisition is included in the purchase price and is allocated to goodwill. The remaining 25% is recorded as deferred compensation and amortized over the period of required service (one year). Pursuant to the purchase agreement, any forfeitures are reallocated to the remaining Convedia shareholders and option holders.
We recognized deferred compensation expense as follows (in thousands):

	For the Three Months Ended
	March 31,
	2007	2006
Cost of sales	$25	$—
Research and development	160	—
Selling, general, and administrative	282	—

	$467	$—

Intangible Assets Amortization. Intangible assets consist of purchased technology, patents and other identifiable intangible assets. Intangible assets amortization expense was $4.3 million and $325 thousand for the three months ended March 31, 2007 and 2006, respectively. Intangible assets amortization increased due to intangible assets acquired with the purchase of Convedia. We perform reviews for impairment of the purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
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
First Quarter 2007 Restructuring
During the first quarter of 2007, we incurred employee-related expenses associated with certain engineering realignments. The costs incurred in this restructuring event are associated with employee termination benefits, including severance and medical benefits. All restructuring activities are expected to be completed by June 30, 2007. During the three months ended March 31, 2007, we incurred $127 thousand associated with employee termination expenses, including severance and medical benefits.
Fourth Quarter 2006 Restructuring
During the fourth quarter of 2006, we initiated a restructuring plan that included the elimination of 12 positions primarily supporting our contract manufacturing operations as a result of the termination of our relationships with one of our contract manufacturers in North America. The restructuring plan also includes closing our Charlotte office. During the three months ended March 31, 2007, we incurred additional severance and other employee-related separation costs of $61 thousand offset by reversals of $100 thousand associated with three employees that found new positions within the Company.

Interest Expense. Interest expense includes interest incurred on the convertible senior and the convertible subordinated notes. Interest expense decreased $4 thousand, or 0.9%, from $436 thousand for the three months ended March 31, 2006 to $432 thousand for the three months ended March 31, 2007. The decrease in the interest expense for the three months ended March 31, 2007 compared to the same period in 2006 is due to the decrease in interest expense associated with the repurchase of $100 thousand in principal amount of the convertible subordinated notes in 2006.
Interest Income. Interest income decreased $607 thousand, or 27.1%, from $2.2 million for the three months ended March 31, 2006 to $1.6 million for the three months ended March 31, 2007. Interest income decreased as a result of a lower average balance of cash, cash equivalents and investments for the three months ended March 31, 2007 compared to the same period in 2006 due primarily to the purchase of Convedia. This decrease was offset by increasing interest rates and a shift in our investment portfolio towards higher yielding auction rate securities has also contributed to the increase in interest income.
Other Income (Expense), Net. Other income (expense), net, primarily includes foreign currency exchange gains and losses. Other expense, net, was $56 thousand for the three months ended March 31, 2007 compared to other income, net of $11 thousand for the three months ended March 31, 2006. Foreign currency exchange rate fluctuations resulted in a net loss of $15 thousand for the three months ended March 31, 2007 compared to a net gain of $11 thousand for the three months ended March 31, 2006.
Net of the change in net losses related to foreign currency exchange rate fluctuations, the change in Other expense, net, for the three months ended March 31, 2007 compared to the same period in 2006, is primarily attributable to a losses associated with the cash surrender value of the life insurance policies included in our executive deferred compensation plan.
Income Tax Provision (Benefit). We recorded a tax benefit of $780 thousand and a tax provision of $406 thousand for the three months ended March 31, 2007 and 2006, respectively. We expect the effective tax rate for the year ending December 31, 2007 to be between 11% and 16% compared to 5.4% for the year ended December 31, 2006. The increase in the effective tax rate between the 2007 and the year ended December 31, 2006 is primarily due to the impact of stock compensation, in-process R&D and intangible amortization related to the Convedia acquisition, and taxes on foreign income that differ from U.S. tax rate.
On December 20, 2006, President Bush signed the Tax Relief and Health Care Act of 2006 (the “Tax Relief Act”), which extended the research and development tax credit. Under the Tax Relief Act, the research and development tax credit was retroactively reinstated to January 1, 2006 and is available through December 31, 2007. We expect to record a federal research and development credit of approximately $550 thousand for the year ending 2007.
The 2007 estimated effective tax rate is based on current tax law and the current expected income and assumes that we continue to receive the tax benefits associated with certain income associated with foreign jurisdictions. The tax rate may be affected by potential acquisitions, restructuring events or divestitures, the jurisdictions in which profits are determined to be earned and taxed and the ability to realize deferred tax assets.
Liquidity and Capital Resources
The following table summarizes selected financial information as of the dates indicated and for each of the three months ended on the dates indicated:

	March 31,	December 31,	March 31,
	2007	2006	2006
	(Dollar amounts in thousands)
Cash and cash equivalents	$26,631	$23,734	$91,802
Short-term investments	$89,150	$102,250	$139,400
Long-term investments	$10,000	$10,000	$—

Cash and cash equivalents and investments	$125,781	$135,984	$231,202

Working capital	$165,413	$161,575	$256,920
Accounts receivable, net	$49,840	$42,549	$44,586
Inventories, net	$33,752	$35,184	$13,243
Accounts payable	$34,425	$36,699	$35,127
Convertible senior notes	$97,446	$97,412	$97,312
Convertible subordinated notes	$2,413	$2,410	$2,501
Days sales outstanding (A)	68	53	62
Days to pay (B)	66	68	67
Inventory turns (C)	5.6	7.5	14.4
Inventory turns — days (D)	65	73	25
Cash cycle time — days (E)	67	58	20

(A)	Based on ending net trade receivables divided by daily revenue (quarterly revenue, annualized and divided by 365 days).

(B)	Based on ending accounts payable divided by daily cost of sales (quarterly cost of sales, annualized and divided by 365 days).

(C)	Based on quarterly cost of sales, annualized divided by ending inventory.

(D)	Based on ending inventory divided by quarterly cost of sales (annualized and divided by 365 days).

(E)	Days sales outstanding plus inventory turns — days, less days to pay.
Cash and cash equivalents increased by $2.9 million from $23.7 million at December 31, 2006 to $26.6 million at March 31, 2007. Activities impacting cash and cash equivalents are as follows:
Cash Flows

	For the Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Cash provided by (used in) operating activities	$(10,383)	$4,222
Cash provided by (used in) investing activities	11,936	(4,882)
Cash provided by financing activities	1,307	2,326
Effects of exchange rate changes	37	81

Net increase in cash and cash equivalents	$2,897	$1,747

During the three months ended March 31, 2007 and 2006, we used $1.1 million and $1.3 million, respectively, for capital expenditures. During the three months ended March 31, 2007, capital expenditures were primarily associated with integrating the media server business, upgrading our internal infrastructure as well as increasing manufacturing capabilities in our Hillsboro facility. During the three months ended March 31, 2006, capital expenditures were primarily associated with our increased investment in the development and marketing of our standards-based solutions.
During the three months ended March 31, 2007 and 2006, we received $1.3 million and $2.3 million, respectively, in proceeds from the issuance of common stock through our stock compensation plans.
During the third quarter of 2006, we announced our decision to disengage from one of our contract manufacturers in North America. We have transitioned the majority of this production to our Hillsboro facility. This has resulted in a net increase in inventory related to this transition and we expect inventory to continue to decrease throughout the year as we consume and sell the inventory related to transitions and changes in our production strategy. Also, due to the inherent risks associated with this transfer of production we may incur additional expenses related to adverse purchase commitments or excess and obsolete inventory. We may incur additional and unanticipated expenses or delays which may have a material adverse effect on our business or our financial performance. Our manufacturing strategy is to outsource our higher volume products.
Changes in foreign currency rates impacted beginning cash balances during the three months ended March 31, 2007 by $37 thousand. Due to our international operations where transactions are recorded in functional currencies other than the U.S. Dollar, the effects of changes in foreign currency exchange rates on existing cash balances during any given periods results in amounts on the consolidated statements of cash flows that may not reflect the changes in the corresponding accounts on the consolidated balance sheets.
As of March 31, 2007 and December 31, 2006 working capital was $165.4 million and $161.6 million, respectively. Working capital increased by $3.8 million due to primarily to the positive cash flow from investing and financing activities generated during the three months ended March 31, 2007.

Management believes that cash flows from operations, available cash balances and short-term borrowings will be sufficient to fund our operating liquidity needs for the short-term and long-term future.
Investments
Investments consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
Short-term investments, classified as available-for-sale	$89,150	$102,250

Long-term held-to-maturity investments	$10,000	$10,000

We invest excess cash in debt instruments of the U.S. Government and its agencies, high-quality corporate issuers and municipalities. As of March 31, 2007, we had $89.2 million investments classified as available-for-sale. As of March 31, 2007, we had $10.0 million long-term held-to-maturity investments. During 2006, we shifted our investments to auction rate securities as we were actively evaluating potential acquisitions and partnership opportunities. Our investment policy requires that the total investment portfolio, including cash and investments, not exceed a maximum weighted-average maturity of 18 months. In addition, the policy mandates that an individual investment must have a maturity of less than 36 months, with no more than 20% of the total portfolio exceeding 24 months. As of March 31, 2007, we were in compliance with our investment policy.
Line of Credit
During the quarter ended March 31, 2006, we transferred our $20.0 million line of credit facility from our commercial bank to an investment bank. This line of credit facility has an interest rate based on the 30-day London Inter-Bank Offered Rate (“LIBOR”) plus 0.75%. The line of credit is collateralized by our non-equity investments. At March 31, 2007, we had a standby letter of credit outstanding related to one of our medical insurance carriers for $105 thousand. The market value of non-equity investments must exceed 125% of the borrowed facility amount, and the investments must meet specified investment grade ratings.
As of March 31, 2007 and December 31, 2006, there were no outstanding balances on the standby letter of credit or line of credit and we were in compliance with all debt covenants.
Convertible Senior Notes
During November 2003, we completed a private offering of $100 million in aggregate principal amount of 1.375% convertible senior notes due November 15, 2023 to qualified institutional buyers. The discount at issuance on the convertible senior notes amounted to $3 million.
The convertible senior notes are unsecured obligations convertible into our common stock and rank equally in right of payment with all existing and future obligations that are unsecured and unsubordinated. Interest on the convertible senior notes accrues at 1.375% per year and is payable semi-annually on May 15 and November 15. The notes are convertible, at the option of the holder, at any time on or prior to maturity under certain circumstances unless previously redeemed or repurchased, into shares of our common stock at a conversion price of $23.57 per share, which is equal to a conversion rate of 42.4247 shares per $1,000 principal amount of notes. The notes are convertible if (i) the closing price of our common stock on the trading day prior to the conversion date reaches 120% or more of the conversion price of the notes on such trading date, (ii) the trading price of the notes falls below 98% of the conversion value or (iii) certain other events occur. Upon conversion, we will have the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. We may redeem all or a portion of the notes at our option on or after November 15, 2006 but before November 15, 2008 provided that the closing price of our common stock exceeds 130% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of the notice of the provisional redemption. On or after November 15, 2008, we may redeem the notes at any time. On November 15, 2008, November 15, 2013, and November 15, 2018, holders of the convertible senior notes will have the right to require us to purchase, in cash, all or any part of the notes held by such holder at a purchase price equal to 100% of the principal amount of the notes being purchased, together with accrued and unpaid interest and additional interest, if any, up to but excluding the purchase date. The accretion of the discount on the notes is calculated using the effective interest method.

As of March 31, 2007 and December 31, 2006, we had outstanding convertible senior notes with a face value of $100 million and a book value of $97.4 million, net of unamortized discount of $2.6 million. The estimated fair value of the convertible senior notes was $96.6 million at March 31, 2007 and December 31, 2006.
Convertible Subordinated Notes
During August 2000, we completed a private offering of $120 million in aggregate principal amount of 5.5% convertible subordinated notes due August 15, 2007 to qualified institutional buyers. From 2000 to 2006, we repurchased $117.7 million in aggregate principal amount of the convertible subordinated notes, with an associated unamortized discount of $2.4 million. We repurchased the notes for $106.7 million and, as a result, recorded a gain of $8.5 million. As of March 31, 2007 and December 31, 2006, we had outstanding convertible subordinated notes with a face value of $2.4 million.
Contractual Obligations
The following summarizes our contractual obligations at March 31, 2007 and the effect of such on its liquidity and cash flows in future periods (in thousands).

	2007*	2008	2009	2010	2011	Thereafter
Future minimum lease payments	$2,792	$3,600	$3,047	$2,718	$1,631	$—
Purchase obligations(A)	26,486	—	—	—	—	—
Celestica Charlotte obligations	320	—	—	—	—	—
Interest on convertible notes	1,441	1,375	1,375	1,375	1,375	16,500
Convertible senior notes(B)	—	100,000	—	—	—	—
Convertible subordinated notes(B).	2,418	—	—	—	—	—

Total	$33,457	$104,975	$4,422	$4,093	$3,006	$16,500

*	Remaining nine months

(A)
Purchase obligations include agreements or purchase orders to purchase goods or services that are enforceable and legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(B)
The convertible senior notes and the convertible subordinated notes are shown at their face values, gross of unamortized discount amounting to $2.6 million and $8 thousand, respectively, at December 31, 2006. On or after November 15, 2008, we may redeem the convertible senior notes at any time. On November 15, 2008, November 15, 2013, and November 15, 2018, holders of the convertible senior notes will have the right to require us to purchase, in cash, all or any part of the notes held by such holder at a purchase price equal to 100% of the principal amount of the notes being purchased, together with accrued and unpaid interest and additional interest, if any, up to but excluding the purchase date. The convertible subordinated notes are payable in full in August 2007.

In addition to the above, as discussed in Note 11 to our consolidated financial statements, we have approximately $2.0 million associated with unrecognized tax benefits and related interest and penalties. These liabilities are primarily included as a component of “other long-term liabilities” in our consolidated balance sheet as we do not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but do not believe that the ultimate settlement of our obligations will materially affect our liquidity.
Off-Balance Sheet Arrangements
We do not engage in any activity involving special purpose entities or off-balance sheet financing.
Liquidity Outlook
We believe that our current cash and cash equivalents and investments, net, amounting to $125.8 million at March 31, 2007 and the cash generated from operations will satisfy our short and long-term expected working capital needs, capital expenditures, and other liquidity requirements associated with our existing business operations. Capital expenditures are expected to range from $1.5 million to $2.0 million per quarter as we make additional R&D and IT capital investments. We plan to actively continue evaluating potential acquisitions and partnership opportunities which could affect our liquidity.

FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements. Some of the forward-looking statements contained in this Quarterly Report include:
•	our statements concerning our beliefs about the success of our shift in business strategy from perfect fit solutions to standards-based solutions;

•	the adoption by our customers of standards-based solutions and ATCA;

•	the size of the addressable market for ATCA;

•	estimates of anticipated revenue from design wins;

•	expectations and goals for revenues, gross margin, R&D expenses, selling, general, administrative expenses and profits;

•	estimates and impact of stock-based compensation expense;

•	expectations about the benefits from and integration of the operations, technologies, products or personnel from the acquisition of Convedia;

•	estimates and impact of the costs of the acquisition of Convedia;

•	statements concerning certain strategic partnerships;

•	the impact of our restructuring events on future revenues;

•	currency exchange rate fluctuations, changes in tariff and trade policies and other risks associated with foreign operations;

•	our projected liquidity; and

•
matters affecting the computer manufacturing industry including changes in industry standards, changes in customer requirements and new product introductions, as well as other risks described in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 and as updated in this Quarterly Report.

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
Forward-looking statements in this Quarterly Report on Form 10-Q include discussions of our goals, including those discussions set forth in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot provide assurance that these goals will be achieved.
Although forward-looking statements help provide additional information about us, investors should keep in mind that forward-looking statements are only predictions, at a point in time, and are inherently less reliable than historical information. In evaluating these statements, you should specifically consider the risks outlined above and those listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 and as updated in our quarterly reports on Form 10-Q. These risk factors may cause our actual results to differ materially from any forward-looking statement.

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
Interest Rate Risk. We invest excess cash in debt instruments of the U.S. Government and its agencies, high-quality corporate issuers and municipalities. We attempt to protect and preserve our invested funds by limiting default, market, and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely affected due to a rise in interest rates while floating rate securities may produce less income than expected if interest rates decline. Due to the short duration of most of the investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair value of our investment portfolio. Additionally, the interest rate changes affect the fair market value but do not necessarily have a direct impact on our earnings or cash flows. Therefore, we would not expect our operating results or cash flows to be affected, to any significant degree, by the effect of a sudden change in market interest rates on the securities portfolio. The estimated fair value of our debt securities that we have invested in at March 31, 2007 and December 31, 2006 was $99.2 million and $112.5 million, respectively. The effect of an immediate 10% change in interest rates would not have a material effect on our operating results or cash flows.
Foreign Currency Risk. We pay the expenses of our international operations in local currencies, namely, the Euro, British Pound Sterling, New Shekel, Japanese Yen, Chinese Renminbi and Canadian Dollar. The international operations are subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, foreign exchange rate volatility and other regulations and restrictions. Accordingly, future results could be materially and adversely affected by changes in these or other factors. We are also exposed to foreign exchange rate fluctuations as the balance sheets and income statements of our foreign subsidiaries are translated into U.S. Dollars during the consolidation process. Because exchange rates vary, these results, when translated, may vary from expectations and adversely affect overall expected profitability. Foreign currency exchange rate fluctuations resulted in a net loss of $15 thousand and a net gain of $11 thousand for the three months ended March 31, 2007 and 2006, respectively.
Convertible Notes. The fair values of the convertible senior and convertible subordinated notes are sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of the convertible notes, due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our convertible notes in the open market, changes in the fair value of convertible notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of the convertible senior notes was $96.6 million at March 31, 2007 and December 31, 2006 and the estimated fair value of the convertible subordinated notes was $2.4 million at March 31, 2007 and December 31, 2006.
Item 4. Controls and Procedures
Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
In connection with the evaluation described above, we identified no change in our internal control over financial reporting that occurred during the three months ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management excluded from its assessment of the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting, the disclosure controls and procedures and internal controls of Convedia, which was acquired effective September 1, 2006. Management was unable to assess the effectiveness of the disclosure controls and procedures and internal control over financial reporting of Convedia because of the timing of the acquisition. Management expects to update its assessment of the effectiveness of the disclosure controls and procedures and internal control over financial reporting to include Convedia as soon as practicable, but in any event, no later than in the Form 10-Q for the quarterly period ended September 30, 2007.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
There are many factors that affect our business and the results of our operations, many of which are beyond our control. In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2006, as updated in this Quarterly Report, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
We may need to raise additional capital in the future to repay our convertible senior notes, and existing or future resources may not be available to us in sufficient amounts or on acceptable terms.
During November 2003, we completed a private offering of $100 million in aggregate principal amount of convertible senior notes due November 15, 2023 to qualified institutional buyers. The notes are convertible prior to maturity into shares of our common stock at a conversion price of $23.57 per share under certain circumstances that include but are not limited to (i) conversion due to the closing price of our common stock on the trading day prior to the conversion date reaching 120% or more of the conversion price of the notes on such trading date and (ii) conversion due to the trading price of the notes falling below 98% of the conversion value. Upon conversion we will have the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. We may redeem all or a portion of the notes at our option on or after November 15, 2006 but before November 15, 2008 provided that the closing price of our common stock exceeds 130% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of the notice of the provisional redemption. As of March 31, 2007, the convertible senior notes were not redeemable at our option. On or after November 15, 2008, we may redeem the notes at any time. On November 15, 2008, November 15, 2013, and November 15, 2018, holders of the convertible senior notes will have the right to require us to purchase, in cash, all or any part of the notes held by such holder at a purchase price equal to 100% of the principal amount of the notes being purchased, together with accrued and unpaid interest and additional interest, if any, up to but excluding the purchase date.
As of March 31, 2007, we had outstanding convertible senior notes with a face value of $100 million. While we cannot predict whether or when holders of the convertible senior notes will choose to exercise their repurchase rights, we believe that they would become more likely to do so in the event that the price of our common stock is not greater than certain levels or if interest rates increase, or both. Therefore, if a substantial portion of the convertible senior notes were to be submitted for repurchase on any of the repurchase dates, we might need to use a substantial amount of our available sources of liquidity for this purpose. Consequently, such repurchase could have the effect of restricting our ability to fund new acquisitions or to meet other future working capital needs, as well as increasing our costs of borrowing. We may seek other means of refinancing or restructuring our obligations under the convertible senior notes, but this may result in terms less favorable than those under the existing convertible senior notes.
Other Risk Factors Related to Our Business
Other risk factors include, but are not limited to, changes in the mix of products sold, changes in regulatory and tax legislation, changes in effective tax rates, inventory risks due to changes in market demand or our business strategies, potential litigation and claims arising in the normal course of business, credit risk of customers and other risk factors. Additionally, proposed changes to accounting rules could materially affect what we report under GAAP and adversely affect our operating results.
Item 6. Exhibits
(a) Exhibits

Exhibit No	Description
3.1	Restated Bylaws.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADISYS CORPORATION
Dated: May 8, 2007	By:	/s/ SCOTT C. GROUT
Scott C. Grout
President and Chief Executive Officer

Dated: May 8, 2007	By:	/s/ BRIAN J. BRONSON
Brian J. Bronson
Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Description
3.1	Restated Bylaws.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.