Form 10-Q
period 2007-06-30
RADISYS CORP
filed 2007-08-07
CIK 873044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act)    Yes   ☐    No  ☒

Number of shares of common stock outstanding as of August 3, 2007: 22,039,053

RADISYS CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

RADISYS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$75,530	$84,539	$142,383	$150,350
Cost of sales	56,829	60,946	104,441	109,023

Gross margin	18,701	23,593	37,942	41,327
Research and development	11,529	10,717	22,309	19,841
Selling, general and administrative	11,829	9,484	23,257	17,689
Intangible assets amortization	4,255	136	8,513	461
Restructuring and other charges (reversals)	1,444	(233)	1,532	(174)

Income (loss) from operations	(10,356)	3,489	(17,669)	3,510
Interest expense	(431)	(433)	(863)	(869)
Interest income	1,627	2,635	3,256	4,871
Other (expense) income, net	(65)	464	(121)	475

Income (loss) before income tax provision (benefit)	(9,225)	6,155	(15,397)	7,987
Income tax provision (benefit)	(1,901)	1,796	(2,681)	2,202

Net income (loss)	$(7,324)	$4,359	$(12,716)	$5,785

Net income (loss) per share:
Basic	$(0.34)	$0.21	$(0.58)	$0.28

Diluted	$(0.34)	$0.18	$(0.58)	$0.24

Weighted average shares outstanding:
Basic	21,802	21,015	21,742	20,858

Diluted	21,802	25,915	21,742	25,731

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,671	$23,734
Short-term investments, net	91,400	102,250
Accounts receivable, net	57,959	42,549
Other receivables	3,260	3,782
Inventories, net	28,758	35,184
Assets held for sale	1,415	3,497
Other current assets	3,420	4,609
Deferred tax assets	5,779	5,779

Total current assets	223,662	221,384
Property and equipment, net	10,985	11,075
Goodwill	57,991	67,183
Intangible assets, net	34,507	42,935
Long-term investments, net	10,000	10,000
Long-term deferred tax assets	37,074	24,531
Other assets	4,270	4,546

Total assets	$378,489	$381,654

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,451	$39,699
Accrued wages and bonuses	6,223	5,995
Accrued interest payable	222	222
Accrued restructuring	1,647	329
Convertible subordinated notes, net	2,416	2,410
Other accrued liabilities	10,709	11,154

Total current liabilities	60,668	59,809

Long-term liabilities:
Convertible senior notes, net	97,480	97,412
Other long-term liabilities	2,733	978

Total long-term liabilities	100,213	98,390

Total liabilities	160,881	158,199

Shareholders’ equity:
Preferred stock - $.01 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock - no par value, 100,000 shares authorized; 22,040 and 21,835 shares issued and outstanding at June 30, 2007 and December 31, 2006	220,000	212,887
Retained earnings (deficit)	(6,449)	6,555
Accumulated other comprehensive income:
Cumulative currency translation adjustments	4,057	4,013

Total shareholders’ equity	217,608	223,455

Total liabilities and shareholders’ equity	$378,489	$381,654

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, unaudited)

	Common stock		Accumulated Translation Adjustments	Retained Earnings (Deficit)	Total	Total Comprehensive Loss (1)
	Shares	Amount
Balances, December 31, 2006	21,835	$212,887	$4,013	$6,555	$223,455
Shares issued pursuant to benefit plans	198	2,485	—	—	2,485
Stock-based compensation associated with employee benefit plans	—	4,881	—	—	4,881
Restricted shares granted, net	24	—	—	—	—
Net settlement of restricted shares	(17)	(253)			(253)
Translation adjustments	—	—	44	—	44	44
Cumulative effect of adjustment resulting from the adoption of FIN 48 (note 12)	—	—	—	(288)	(288)
Net loss for the period	—	—	—	(12,716)	(12,716)	(12,716)

Balances, June 30, 2007	22,040	$220,000	$4,057	$(6,449)	$217,608

Comprehensive loss for the six months ended June 30, 2007						$(12,672)

(1)	For the three months ended June 30, 2007, comprehensive loss amounted to $7.3 million and consisted of net loss for the period of $7.3 million and net gains from currency translation adjustments of $6 thousand. For the three months ended June 30, 2006, other comprehensive income amounted to $4.5 million and consisted of the net income for the period of $4.4 million and net gains from translation adjustments of $176 thousand. For the six months ended June 30, 2006, other comprehensive income amounted to $6.0 million and consisted of the net income for the period of $5.8 million and net losses from translation adjustments of $231 thousand.

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	For the Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(12,716)	$5,785
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,708	3,085
Inventory valuation allowance	3,707	2,275
Deferred income taxes	(3,610)	1,886
Stock-based compensation expense	4,881	2,692
Other	(110)	(68)
Changes in operating assets and liabilities:
Accounts receivable	(15,426)	(18,542)
Other receivables	522	1,783
Inventories	2,718	3,684
Other current assets	304	(575)
Accounts payable	(247)	9,549
Accrued restructuring	1,318	(851)
Accrued wages and bonuses	216	1,443
Other accrued liabilities	1,146	1,536

Net cash provided by (used in) operating activities	(4,589)	13,682

Cash flows from investing activities:
Proceeds from sale or maturity of held-to-maturity investments	—	25,750
Proceeds from the sale of auction rate securities	23,700	72,000
Purchase of auction rate securities	(12,850)	(74,100)
Capital expenditures	(2,675)	(2,750)
Proceeds from the sale of property and equipment	2,208	74
Purchase of long-term assets	(106)	(436)

Net cash provided by investing activities	10,277	20,538

Cash flows from financing activities:
Net resettlement of restricted shares	(253)	—
Proceeds from issuance of common stock	2,485	6,172

Net cash provided by financing activities	2,232	6,172

Effect of exchange rate changes on cash	17	322

Net increase in cash and cash equivalents	7,937	40,714
Cash and cash equivalents, beginning of period	23,734	90,055

Cash and cash equivalents, end of period	$31,671	$130,769

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Significant Accounting Policies

RadiSys Corporation (the “Company” or “RadiSys”) has adhered to the accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2006 in preparing the accompanying interim consolidated financial statements. The preparation of these statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Additionally, the accompanying financial data as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

The financial information included herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for interim periods.

For the three and six months ended June 30, 2007, there have been no significant changes to these accounting policies.

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

Note 2 — Stock-based Compensation

On May 15, 2007, the Shareholders approved the 2007 Stock Plan (the “Plan”) to replace the 1995 Stock Incentive Plan, the 2001 Nonqualified Stock Option Plan and the RadiSys Corporation Stock Plan for Convedia Employees. The Plan provides the Board of Directors broad discretion in creating employee equity incentives. Unless otherwise stipulated in the plan document, the Board of Directors, at their discretion, determines stock option exercise prices, which may not be less than the fair market value of RadiSys common stock at the date of grant, vesting periods and the expiration periods which are a maximum of 10 years from the date of grant. Under the Plan, 3,200,000 shares of common stock have been reserved and authorized for issuance to any non-employee directors and employees, with a maximum of 400,000 shares in any calendar year to one participant. The Plan provides for the issuance of stock options, restricted shares, restricted stock units and performance-based awards.

During the second quarter of 2007, 545 thousand stock options and 167 thousand restricted stock units were issued to non-employee directors and employees under the Plan.

For the three and six months ended June 30, 2007 and 2006, stock-based compensation was recognized and allocated as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Cost of sales	$270	$198	$532	$416
Research and development	712	363	1,314	751
Selling, general and administrative	1,668	834	3,035	1,524

Total	2,650	1,395	4,881	2,691

Note 3 — Investments

Short-term and long-term investments consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Short-term investments, classified as available-for-sale	$91,400	$102,250

Long-term held-to-maturity investments	$10,000	$10,000

The Company invests excess cash in debt instruments of the U.S. Government and its agencies, high-quality corporate issuers and municipalities. The Company’s investments in the debt instruments of municipalities primarily consist of investments in auction rate securities. Auction rate securities have been classified as available-for-sale short-term investments. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income. For the three and six months ended June 30, 2007 and 2006, the Company did not recognize any gains or losses on the sale of available-for-sale investments as the fair value of these investments approximated their carrying value. The Company incurred no unrealized gains or losses on investments classified as available-for-sale as of June 30, 2007 or December 31, 2006.

Note 4 — Accounts Receivable and Other Receivables

Accounts receivable consists of trade accounts receivable. Accounts receivable balances consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Accounts receivable, gross	$58,821	$43,407
Less: allowance for doubtful accounts	(862)	(858)

Accounts receivable, net	$57,959	$42,549

The Company recorded no additional provisions for allowance for doubtful accounts during the three and six months ended June 30, 2007 and 2006.

As of June 30, 2007 and December 31, 2006, the balance in other receivables was $3.3 million and $3.8 million, respectively. Other receivables consisted primarily of non-trade receivables, including receivables for inventory sold to our contract manufacturing partners and sub-lease billings. Sales to the Company’s contract manufacturing partners are based on terms and conditions similar to the terms offered to the Company’s regular customers. There is no revenue recorded associated with non-trade receivables.

Note 5 — Inventories

Inventories consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Raw materials	$30,631	$32,034
Work-in-process	4,715	3,138
Finished goods	4,430	8,624

	39,776	43,796
Less: inventory valuation allowance	(11,018)	(8,612)

Inventories, net	$28,758	$35,184

During the three months ended June 30, 2007 and 2006, the Company recorded provisions for excess and obsolete inventory of $1.9 million and $937 thousand, respectively. During the six months ended June 30, 2007 and 2006, the Company recorded provisions for excess and obsolete inventory of $3.7 million and $2.3 million, respectively.

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

In the second quarter of 2007, the Company sold the DC3 building for $2.2 million resulting in a gain of $135 thousand included in selling, general and administrative expenses in the consolidated statements of operations. During the third quarter of 2007, the Company sold one of the two remaining lots of land held for $824 thousand resulting in a gain of $77 thousand.

Note 7 — Accrued Restructuring and Other Charges

Accrued restructuring and other charges consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Fourth quarter 2006 restructuring charge	$165	$329
First quarter 2007 restructuring charge	50	—
Second quarter 2007 restructuring charge	1,432	—

Total	$1,647	$329

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

The following table summarizes the changes to the fourth quarter 2006 restructuring costs (in thousands):

Employee Termination and Related Costs
Restructuring and other costs	$329

Balance accrued as of December 31, 2006	329

Additions	61
Expenditures	(50)
Reversals	(100)

Balance accrued as of March 31, 2007	240

Additions	52
Expenditures	(30)
Reversals	(97)

Balance accrued as of June 30, 2007	$165

During the three months ended June 30, 2007, we incurred additional severance and other employee-related separation costs of $52 thousand offset by reversals of $97 thousand associated with one employee that left the Company before their termination date.

First Quarter 2007 Restructuring

During the first quarter of 2007, the Company incurred employee-related expenses associated with certain engineering realignments. The costs incurred in this restructuring event are associated with employee termination benefits, including severance and medical benefits. All restructuring activities are expected to be completed by September 30, 2007.

The following table summarizes the changes to the first quarter 2007 restructuring costs (in thousands):

Employee Termination and Related Costs
Restructuring and other costs	$120
Additions	7
Expenditures	(115)

Balance accrued as of March 31, 2007	12

Additions	38

Balance accrued as of June 30, 2007	$50

Second Quarter 2007 Restructuring

During the second quarter of 2007, the Company incurred employee-related expenses associated with skill set changes for approximately 20 employees. The changes involved creating an integrated structure with our media server business along with some skill set changes in certain selling, general and administrative and engineering groups. The costs incurred in this restructuring event include employee severance and medical benefits, and associated legal costs. All restructuring activities are expected to be completed by September 30, 2007.

The following table summarizes the changes to the second quarter 2007 restructuring costs (in thousands):

Employee Termination and Related Costs
Restructuring and other costs	$1,451
Expenditures	(19)

Balance accrued as of June 30, 2007	$1,432

Note 8 — Short-Term Borrowings

During the quarter ended March 31, 2006, the Company transferred its $20.0 million line of credit facility from its commercial bank to an investment bank. This line of credit facility has an interest rate based on the 30-day London Inter-Bank Offered Rate (“LIBOR”) plus 0.75%. The line of credit is collateralized by the Company’s non-equity investments. At June 30, 2007, the Company had a standby letter of credit outstanding related to one of its medical insurance carriers for $105 thousand. The market value of non-equity investments must exceed 125.0% of the borrowed facility amount, and the investments must meet specified investment grade ratings.

As of June 30, 2007 and December 31, 2006, there were no outstanding balances on the standby letter of credit or line of credit and we were in compliance with all debt covenants.

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

As of June 30, 2007 the Company had outstanding convertible senior notes with a face value of $100 million and a book value of $97.5 million, net of unamortized discount of $2.5 million. As of December 31, 2006, the Company had outstanding convertible senior notes with a face value of $100 million and a book value of $97.4 million, net of unamortized discount of $2.6 million. Amortization of the discount on the convertible senior notes was $34 thousand and $33 thousand for the three months ended June 30, 2007 and 2006, respectively. Amortization of the discount on the convertible senior notes was $67 thousand and $66 thousand for the six months ended June 30, 2007 and 2006, respectively. The estimated fair value of the convertible senior notes was $94.6 million and $96.6 million at June 30, 2007 and December 31, 2006, respectively.

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

As of June 30, 2007 and December 31, 2006 the Company had outstanding convertible subordinated notes with a face value of $2.4 million and a book value of $2.4 million, net of amortized discount of $2 thousand and $8 thousand, respectively. Amortization of the discount on the convertible subordinated notes was $3 thousand for the three months ended June 30, 2007 and 2006. Amortization of the discount on the convertible subordinated notes was $6 thousand for the six months ended June 30, 2007 and 2006. The estimated fair value of the convertible subordinated notes was $2.4 million at June 30, 2007 and December 31, 2006. The remaining outstanding notes of $2.4 million will be paid in August 2007.

The aggregate maturities of long-term liabilities for each of the years in the five year period ending December 31, 2011 and thereafter are as follows (in thousands):

For the Years Ending December 31,	Convertible Senior Notes	Convertible Subordinated Notes
2007 (remaining six months)	$—	$2,418
2008 (A)	100,000	—
2009	—	—
2010	—	—
2011	—	—
Thereafter	—	—

	100,000	2,418
Less: unamortized discount	(2,520)	(2)
Less: current portion	—	2,416

Long-term liabilities	$97,480	$—

(A)	The Company may redeem the convertible senior notes at any time on or after November 15, 2008. On November 15, 2008, November 15, 2013, and November 15, 2018, holders of the convertible senior notes will have the right to require the Company to purchase, in cash, all or any part of the notes held by such holder at a purchase price equal to 100% of the principal amount of the notes being purchased, together with accrued and unpaid interest and additional interest, if any, up to but excluding the purchase date.

Note 10 — Commitments and Contingencies

Adverse Purchase Commitments

The Company is contractually obligated to reimburse its contract manufacturers for the cost of excess inventory used in the manufacture of the Company’s products, for which there is no alternative use. This liability, referred to as adverse purchase commitments, is provided for in other accrued liabilities in the accompanying balance sheets. Estimates for adverse purchase commitments are derived from reports received on a quarterly basis from the Company’s contract manufacturers. Increases to this liability are charged to cost of goods sold. When and if the Company takes possession of inventory reserved for in this liability, the liability is transferred from other liabilities to our excess and obsolete inventory valuation allowance. Adverse purchase commitments amounted to $2.2 million and $1.9 million at June 30, 2007 and December 31, 2006, respectively. For the six months ended June 30, 2007 and 2006, the Company recorded a net provision for adverse purchase commitments of $879 thousand and $815 thousand, respectively.

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

As permitted under Oregon law, the Company has agreements whereby it indemnifies its officers, directors and certain finance employees for certain events or occurrences while the officer, director or employee is or was serving in such capacity at the request of the Company. The term of the indemnification period is for the officer’s, director’s or employee’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2007.

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

The following is a summary of the change in the Company’s warranty liability for the six months ended June 30, 2007 and 2006 (in thousands):

	For the Six Months Ended June 30,
	2007	2006
Warranty liability balance, beginning of the period	$2,000	$2,124
Product warranty accruals	1,544	1,832
Utilization of accrual	(1,411)	(1,890)

Warranty liability balance, end of the period	$2,133	$2,066

The warranty liability balance is included in other accrued liabilities in the accompanying consolidated balance sheets as of June 30, 2007 and December 31, 2006.

Note 11 — Basic and Diluted Income (Loss) per Share

A reconciliation of the numerator and the denominator used to calculate basic and diluted income per share is as follows (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Numerator — Basic
Net income (loss), basic	$(7,324)	$4,359	$(12,716)	$5,785

Numerator — Diluted
Net income (loss), basic	(7,324)	4,359	(12,716)	5,785
Interest on convertible notes, net of tax benefit (A)	—	243	—	488

Net income (loss), diluted	$(7,324)	$4,602	$(12,716)	$6,273

Denominator — Basic
Weighted average shares used to calculate income (loss) per share, basic	21,802	21,015	21,742	20,858

Denominator — Diluted
Weighted average shares used to calculate income (loss) per share, basic	21,802	21,015	21,742	20,858
Effect of convertible notes (A)	—	4,243	—	4,243
Effect of dilutive stock options, ESPP, and unvested restricted stock (B)	—	657	—	630

Weighted average shares used to calculate income (loss) per share, diluted	21,802	25,915	21,742	25,731

Net income (loss) per share:
Basic	$(0.34)	$0.21	$(0.58)	$0.28

Diluted (A)	$(0.34)	$0.18	$(0.58)	$0.24

(A)	For the three and six months ended June 30, 2007, interest on the convertible senior notes and as-if converted shares associated with the convertible senior notes and convertible subordinated notes were excluded from the calculation if the effect would be anti-dilutive. For the three months ended June 30, 2007 and 2006, the total number of as-if converted shares excluded from the calculation associated with the convertible subordinated notes was 36 thousand and 37 thousand, respectively. For the six months ended June 30, 2007 and 2006, the total number of as-if converted shares excluded from the calculation associated with the convertible subordinated notes was 36 thousand and 37 thousand, respectively. For the three and six months ended June 30, 2007, the total number of as-if converted shares associated with the convertible senior notes was 4.2 million.

(B)	For the three and six months ended June 30, 2007, options amounting to 3.5 million shares, were excluded from the calculation as the Company was in a loss position. For the three and six months ended June 30, 2006, options amounting to 1.4 million and 1.7 million shares, respectively, were excluded from the calculation as exercise prices were higher than the average market price of the common shares; therefore, the effect would be anti-dilutive.

Note 12 — Income Taxes

The Company’s effective tax rate for the three and six months ended June 30, 2007 and 2006 differs from the statutory rate primarily due to the benefits of lower tax rates on earnings of foreign subsidiaries, the federal research and development tax credit, stock-based compensation, the amortization of goodwill for tax purposes and the discrete item related to the additional accrual of interest and penalties for uncertain tax positions and the revaluation of certain net deferred tax assets due to changes in foreign currency exchange rate.

The expensing of stock options will create differences in book and taxable income on both a permanent and temporary basis. We are projecting a tax effected permanent difference of approximately $1.9 million attributable to statutory options and stock option expense related to all non U.S. employees for the year ending 2007. The annual effective tax rate impact for this permanent difference is projected to be approximately 7.2%.

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48, on January 1, 2007. Upon adoption, the Company increased its reserves for uncertain tax positions by $146 thousand. The adoption adjustment was recorded as a cumulative effect adjustment to shareholders’ equity. This increase was accounted for as a decrease of $288 thousand to the beginning balance of retained earnings partially offset by a decrease of $142 thousand to goodwill related to the acquisition of Convedia Corporation (“Convedia”). As of the date of adoption, the Company’s unrecognized tax benefits totaled $2.0 million. Of this total, $1.5 million represents the amount of unrecognized tax benefits that, if recognized, will favorably affect the effective tax rate. The remaining $474 thousand, if recognized, will result in the reduction of goodwill.

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

The Company’s ongoing practice is to recognize potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. In conjunction with the adoption of FIN 48, the Company increased the accrual for interest and penalties by an additional $40 thousand to $511 thousand on January 1, 2007 which is included as a component of the $2.0 million unrecognized tax benefit noted above. To the extent that interest and penalties are not assessed with respect to the uncertain tax positions, $404 thousand of this total will be reflected as a reduction of the overall income tax provision. The remaining $107 thousand, if not assessed, will result in the reduction of goodwill. During the six months ended June 30, 2007, the Company recognized approximately $92 thousand in potential interest and penalties associated with uncertain tax positions.

The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of examinations prior to December 31, 2007 or June 30, 2008. The unrecognized tax benefits anticipated to be recognized due to the expiration of statute of limitations within twelve months of the date of FIN 48 adoption are $1.3 million. The unrecognized tax benefits anticipated to be recognized within twelve months primarily relates to foreign subsidiaries operations. Additionally, the unrecognized tax benefits anticipated to be recognized due to the expiration of statute of limitations prior to June 30, 2008 are $1.3 million.

During the quarter ended June 30, 2007, we recorded a reduction to goodwill of $9.0 million as a purchase accounting adjustment to establish a deferred tax asset for acquired net operating losses related to the acquisition of Convedia Corporation.

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

The Company is one operating segment according to the provisions of SFAS No. 131.

Revenues on a product and services basis are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Hardware	$72,143	$81,785	$135,294	$145,496
Software royalties and licenses	2,122	1,088	4,574	2,210
Software maintenance	517	399	753	939
Engineering and other services	748	1,267	1,762	1,705

Total revenues	$75,530	$84,539	$142,383	$150,350

Generally, the Company’s customers are not the end-users of its products. The Company ultimately derives its revenues from two end markets as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Communications Networking	$55,108	$65,409	$103,942	$114,245
Commercial Systems	20,422	19,130	38,441	36,105

Total revenues	$75,530	$84,539	$142,383	$150,350

Information about the Company’s geographic revenues and long-lived assets by geographical area is as follows (in thousands):

Geographic Revenues

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
United States	$27,331	$23,072	$50,120	$41,285
Other North America	1,447	3,108	3,812	5,714

North America	28,778	26,180	53,932	46,999
Europe, the Middle East and Africa (“EMEA”)	27,897	36,831	55,294	71,236
Asia Pacific	18,855	21,528	33,157	32,115

Total	$75,530	$84,539	$142,383	$150,350

Long-lived assets by Geographic Area

	June 30, 2007	December 31, 2006
Property and equipment, net
United States	$8,015	$7,881
Other North America	1,081	1,096
EMEA	122	143
Asia Pacific	1,767	1,955

Total	$10,985	$11,075

Goodwill
United States	$27,463	$27,463
Other North America	30,528	39,720

Total	57,991	67,183

Intangible assets, net
United States	1,169	1,434
Other North America	14,174	18,416
EMEA	19,164	23,085

Total	$34,507	$42,935

For the three and six months ended June 30, 2007 and 2006, the following two customers accounted for more than 10% of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Nokia Siemens Networks	39.3%	49.2%	36.3%	45.8%
Nortel	12.4%	—	10.6%	—

As of June 30, 2007 and December 31, 2006, the following two customers accounted for more than 10% of accounts receivable:

	June 30, 2007	December 31, 2006
Nokia Siemens Networks	43.0%	24.4%
Nortel	—	10.2%

Note 14 — Legal Proceedings

In the normal course of business, the Company periodically becomes involved in litigation. As of June 30, 2007, in the opinion of management, RadiSys had no pending litigation that would reasonably be expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, or as otherwise indicated, “we,” “us,” “our” and similar terms, as well as references to the “Company” and “RadiSys” refer to RadiSys Corporation, and unless the context requires otherwise, include all of our consolidated subsidiaries.

Introduction and Overview

We are a leading provider of embedded advanced solutions for the communications networking and commercial systems markets. Through innovative product planning, intimate customer collaboration, and combining innovative technologies and industry leading architecture, we help original equipment manufacturers (“OEMs”), systems integrators and solution providers bring better products to market faster and more economically. Our products include embedded boards, application enabling platforms and turn-key systems, which are used in today’s complex computing, processing and network intensive applications.

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

Overview

Promentum® — During the first quarter of 2007, we and Aricent, a full-service, full-spectrum communications software company, demonstrated an ATCA hardware and software platform designed specifically for WiMAX networks. The solution features the Aricent SigASN WiMAX Gateway software running on the Promentum® ATCA SYS 6010, which is the industry’s first and only generally available 10 Gigabit common managed platform for high-bandwidth network element and data plane applications. Our 10 Gigabit ATCA platforms are invaluable to equipment manufacturers developing complex network elements such as WiMAX ASN Gateways, 3G Radio Network and Base Station Controllers, IPTV infrastructure and IP IMS compliant media gateways, application servers and media servers.

During the second quarter of 2007, we announced the Promentum® ATCA-9100, a Digital Signal Processing (“DSP”) blade that offers telecommunications equipment manufacturers (TEMs) a way to achieve a low cost per port approach for next-generation VoIP, media processing and media gateway solutions. The Promentum® ATCA-9100 extends the award-winning 10-Gigabit SYS-6010 ATCA platform for applications requiring high performance media processing. We expect to ship evaluation units in the third quarter of 2007. We also announced the introduction of a MicroTCA platform development kit aimed at helping TEMs develop network elements geared toward a smaller and more cost effective form factor than existing products.

Procelerant® — During the first quarter of 2007, we announced the availability of two new PCI Industry Computer Manufacturers Group (PICMG) Compatible COM Express modules and a quad core embedded server that delivers unsurpassed performance and functionality. The Intel Core 2 Duo processor-based COM Express module coupled with dual channel memory brings maximum computing performance to imaging, gaming, and test and measurement devices that require the smallest COM Express form factor on the market. The second COM Express module that was announced features an extended temperature range COM Express module and fills a highly desired need for in-flight infotainment, industrial and military applications. The quad core server with Intel Core microarchitecture increases the performance of imaging and signaling applications five to seven -fold compared to servers available just 12 months ago.

We also announced, in the first quarter of 2007, a partnership with VirtualLogix, the Real-Time Virtualization company, to deliver a real-time development kit that enables embedded systems designers to combine Linux and our OS-9 real-time operating system onto a single platform. This will enable our customers to improve performance, reduce power consumption and consolidate multiple single core designs onto a single, integrated platform.

In the second quarter of 2007, we introduced a new COM Express module aimed at supporting high performance communications applications. When incorporated with our Promentum® 2210, system designers gain a switch and control module well suited for Radio Network Controller, Media Gateway, IMS and IPTV applications. The CE3100 utilizes a Core 2 Duo L7400 processor and offers flexible storage in an effort to meet reliability and cost requirements of both equipment manufacturers and service providers.

Media Server — In the third quarter of 2006, we completed the acquisition of Convedia and entered the media server market with a portfolio of media server products. Included in this portfolio are our newest media servers, the CMS-3000 and CMS-9000, which are optimized for IMS network deployments. These solutions are based on a modular hardware platform, which incorporates the latest DSPs and processor chipsets and utilize our eXtended Media Processing™ (eXMP™) technology. During the second quarter of 2007, we announced the general availability of these two products.

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

During the second quarter of 2007, we announced the introduction of the Convedia® Software Media Server. This solution provides an economical IP audio and video media processing solution for ATCA and Linux-based platforms. This advance marks the first product based on integrated technology from RadiSys and Convedia since the acquisition.

Financial Results — Total revenue was $75.5 million and $84.5 million for the three months ended June 30, 2007 and 2006, respectively. Total revenue was $142.4 million and $150.4 million for the six months ended June 30, 2007 and 2006, respectively. Backlog was approximately $35.6 million and $21.7 million at June 30, 2007 and December 31, 2006, respectively. Backlog includes all purchase orders scheduled for delivery within 12 months. The decrease in revenues for the three and six months ended June 30, 2007 compared to the same periods in 2006 was primarily due to lower wireless revenues partially offset by the addition of media server revenues in the communications networking market as well as higher revenues in the commercial systems market.

Net loss was $7.3 million for the three months ended June 30, 2007 compared to net income of $4.4 million for the three months ended June 30, 2006. Net loss per share was $0.34 for the three months ended June 30, 2007 compared to net income per share of $0.21 basic and $0.18 diluted for the same period in 2006. Net loss was $12.7 million for the six months ended June 30, 2007 compared to net income of $5.8 million for the six months ended June 30, 2006. Net loss per share was $0.58 for the six months ended June 30, 2007 compared to net income per share of $0.28 basic and $0.24 diluted for the same period in 2006. Net income has decreased from 2006 to 2007, due to lower gross margins and higher operating expenses including purchase accounting charges incurred in connection with the acquisition of Convedia resulting in $8.2 million of intangible amortization and $934 thousand of deferred compensation expenses for the six months ended June 30, 2007. The decrease is also due to increased stock-based compensation expense of $2.2 million, for the six months ended June 30, 2007, attributable to the diminishing benefit associated with the 2004 acceleration of employee stock options.

Cash and cash equivalents and investments amounted to $133.1 million and $136.0 million at June 30, 2007 and December 31, 2006, respectively. The decrease in cash and cash equivalents and investments during the six months ended June 30, 2007, was primarily due to an increase in days sales outstanding from 53 days as of December 31, 2006 to 70 days as of June 30, 2007 resulting from increased revenues as well as the timing of products shipped within the second quarter. Management believes that available cash and investment balances, and short-term borrowings will be sufficient to fund our operating liquidity needs for the short-term and long-term.

Critical Accounting Policies and Estimates

We reaffirm our critical accounting policies and use of estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no significant changes during the three and six months ended June 30, 2007 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Results of Operations

The following table sets forth certain operating data as a percentage of revenues for the three and six months ended June 30, 2007 and 2006.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.2	72.1	73.4	72.5

Gross margin	24.8	27.9	26.6	27.5
Research and development	15.3	12.7	15.6	13.2
Selling, general, and administrative	15.7	11.2	16.3	11.8
Intangible assets amortization	5.6	0.2	6.0	0.3
Restructuring and other charges (reversals)	1.9	(0.3)	1.1	(0.1)

Income (loss) from operations	(13.7)	4.1	(12.4)	2.3
Interest expense	(0.6)	(0.5)	(0.6)	(0.6)
Interest income	2.2	3.1	2.3	3.3
Other (expense) income, net	(0.1)	0.6	(0.1)	0.3

Income (loss) before income tax provision (benefit)	(12.2)	7.3	(10.8)	5.3
Income tax provision (benefit)	(2.5)	2.1	(1.9)	1.5

Net income (loss)	(9.7)%	5.2%	(8.9)%	3.8%

Comparison of Three and Six Months Ended June 30, 2007 and 2006

Revenues. Revenues decreased by $9.0 million or 10.7%, from $84.5 million in the three months ended June 30, 2006 to $75.5 million in the three months ended June 30, 2007. Revenues decreased by $8.0 million or 5.3%, from $150.4 million in the six months ended June 30, 2006 to $142.4 million in the six months ended June 30, 2007.

The decrease in revenues for the three and six months ended June 30, 2007 compared to the same periods in 2006 is primarily due to a decrease in the communication networking market of $10.3 million offset by increases in the commercial systems market of $1.3 million and $2.3 million, respectively.

Revenues in the communications networking market decreased primarily due to lower wireless revenues offset by the addition of media server revenues for the three and six months ended June 30, 2007 compared to the same periods in 2006.

Revenues in the commercial systems market increased in the three and six months ended June 30, 2007 compared to the same periods in 2006, primarily due to increases within the test and measurement submarket partially offset by declines in our transaction terminal submarket. The increase in revenues from the test and measurement submarket was attributable to design wins that have ramped into production in the latter half of 2006. The decrease in revenues attributable to the transaction terminal market was primarily due to design wins nearing the end of their life cycle.

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

From a geographic perspective, for the three months ended June 30, 2007 compared to the same period in 2006, revenues as measured by destination in the EMEA and Asia Pacific regions decreased by $8.9 million and $2.7 million, respectively, offset by increased revenues in the North American region of $2.6 million. For the six months ended June 30, 2007 compared to the same period in 2006, revenues as measured by destination in the EMEA decreased by $15.9 million, offset by increased revenues in the North American and Asia Pacific regions of $6.9 million and $1.0 million, respectively.

The increase in the North American region is primarily due to the addition of media server revenues. The net increase in the Asia Pacific region is primarily due to existing multinational customers requesting the delivery of products directly into the Asia Pacific region. The decrease in the EMEA region revenues is primarily due to lower wireless revenues. We currently expect continued fluctuations in the percentage of revenue from each geographic region. Additionally, we expect revenues outside of the US to remain a significant portion of our revenues.

Gross Margin. Gross margins as a percentage of revenues were 24.8% and 27.9% for the three months ended June 30, 2007 and 2006, respectively. Gross margins as a percentage of revenues were 26.6% and 27.5% for the six months ended June 30, 2007 and 2006, respectively. The decrease in gross margin as a percentage of revenues for the three and six months ended June 30, 2007 compared to the same periods in 2006 was primarily attributable to product mix in our communications and commercial markets, increased excess and obsolescence inventory charges and costs associated with the remaining transitions from our North Carolina manufacturer. We currently expect our gross margin percentage to be higher in the third quarter of 2007 as transition activities from our contract manufacturer to our plant in Hillsboro, Oregon are materially complete.

Research and Development. Research, development and engineering (“R&D”) expenses consist primarily of salaries, bonuses and benefits for product development staff and cost of design and development supplies and equipment, net of reimbursements for nonrecurring engineering services. R&D expenses increased $812 thousand, or 7.6%, from $10.7 million for the three months ended June 30, 2006 to $11.5 million for the three months ended June 30, 2007. R&D expenses increased $2.5 million, or 12.4%, from $19.8 million for the six months ended June 30, 2006 to $22.3 million for the six months ended June 30, 2007. This increase is primarily due to the addition of our media server business, as well as an additional $349 thousand and $563 thousand of stock-based compensation expense for the three and six months ended June 30, 2007 compared to the same periods in 2006, respectively. This increase is also due to salary increases and engineering project expenses for new development programs. We currently anticipate increasing spending slightly on R&D during the third quarter of 2007 compared to spending in the second quarter of 2007 due to increased incentive compensation expense.

Selling, General, and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of salaries, commissions, bonuses and benefits for sales, marketing, executive and administrative personnel, as well as professional services and costs of other general corporate activities. SG&A expenses increased by $2.3 million or 24.7%, from $9.5 million for the three months ended June 30, 2006 to $11.8 million for the three months ended June 30, 2007. SG&A expenses increased by $5.6 million or 31.5%, from $17.7 million for the six months ended June 30, 2006 to $23.3 million for the six months ended June 30, 2007. This increase is primarily due to the addition of our media server business, as well as an additional $834 thousand and $1.5 million of stock-based compensation expense for the three and six months ended June 30, 2007 compared to the same periods in 2006, respectively. We currently anticipate increasing spending slightly on SG&A during the third quarter of 2007 compared to spending in the second quarter of 2007 due to increased incentive compensation expense.

Stock-based Compensation Expense. Stock-based compensation expense consists of amortization of stock-based compensation associated with stock options, unvested restricted shares and shares issued to employees as a result of the employee stock purchase plan (“ESPP”). Stock-based compensation expense increased by $1.3 million or 90.0%, from $1.4 million for the three months ended June 30, 2006 to $2.7 million for the three months ended June 30, 2007. Stock-based compensation expense increased by $2.2 million or 81.4%, from $2.7 million for the six months ended June 30, 2006 to $4.9 million for the six months ended June 30, 2007. The increase is primarily due to the diminishing benefit associated with the 2004 acceleration of employee stock options as well as increased ESPP expense. We currently anticipate stock-based compensation expense to increase slightly in the third quarter of 2007.

We recognized stock-based compensation expense as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Cost of sales	$270	$198	$532	$416
Research and development	712	363	1,314	751
Selling, general and administrative	1,668	834	3,035	1,524

Total	2,650	1,395	4,881	2,691

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

We recognized deferred compensation expense as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Cost of sales	$25	$—	$50	$—
Research and development	160	—	320	—
Selling, general and administrative	282	—	564	—

Total	467	$—	934	$—

Intangible Assets Amortization. Intangible assets consist of purchased technology, patents and other identifiable intangible assets. Intangible assets amortization expense was $4.3 million and $136 thousand for the three months ended June 30, 2007 and 2006, respectively. Intangible assets amortization expense was $8.5 million and $461 thousand for the six months ended June 30, 2007 and 2006, respectively. Intangible assets amortization increased due to intangible assets acquired with the purchase of Convedia. We perform reviews for impairment of the purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Second Quarter 2007 Restructuring. During the second quarter of 2007, we incurred employee-related expenses of $1.4 million associated with skill set changes for approximately 20 employees. The changes involved creating an integrated structure with our media server business along with some skill set changes in certain selling, general and administrative and engineering groups. The costs incurred in this restructuring event include employee severance and medical benefits. All restructuring activities are expected to be completed by September 30, 2007.

First Quarter 2007 Restructuring. During the first quarter of 2007, we incurred employee-related expenses associated with certain engineering realignments. The costs incurred in this restructuring event are associated with employee termination benefits, including severance and medical benefits. All restructuring activities are expected to be completed by September 30, 2007. During the three and six months ended June 30, 2007, we incurred $38 thousand and $165 thousand of employee-related expenses, respectively.

Fourth Quarter 2006 Restructuring. During the fourth quarter of 2006, we initiated a restructuring plan that included the elimination of 12 positions primarily supporting our contract manufacturing operations as a result of the termination of our relationships with one of our contract manufacturers in North America. The restructuring plan also includes closing our Charlotte office. During the three and six months ended June 30, 2007, we incurred additional severance and other employee-related separation costs of $52 thousand offset by reversals of $97 thousand and $113 thousand offset by reversals of $197 thousand, respectively, associated with three employees that found new positions within the Company.

Interest Expense. Interest expense includes interest incurred on the convertible senior and the convertible subordinated notes. Interest expense decreased $2 thousand, or 0.5%, from $433 thousand for the three months ended June 30, 2006 to $431 thousand for the three months ended June 30, 2007. Interest expense decreased $6 thousand, or 0.7%, from $869 thousand for the six months ended

June 30, 2006 to $863 thousand for the six months ended June 30, 2007. The decrease in the interest expense for the three and six months ended June 30, 2007 compared to the same period in 2006 is due to the decrease in interest expense associated with the repurchase of $100 thousand in principal amount of the convertible subordinated notes in 2006.

Interest Income. Interest income decreased $1.0 million, or 38.3%, from $2.6 million for the three months ended June 30, 2006 to $1.6 million for the three months ended June 30, 2007. Interest income decreased $1.6 million, or 33.2%, from $4.9 million for the six months ended June 30, 2006 to $3.3 million for the six months ended June 30, 2007. Interest income decreased as a result of a lower average balance of cash, cash equivalents and investments for the three months ended June 30, 2007 compared to the same period in 2006 due primarily to the purchase of Convedia. This decrease was offset by increasing interest rates and a shift in our investment portfolio towards higher yielding auction rate securities has also contributed to the increase in interest income.

Other Income (Expense), Net. Other income (expense), net, primarily includes foreign currency exchange gains and losses. Other expense, net, was $65 thousand for the three months ended June 30, 2007 compared to other income, net of $464 thousand for the three months ended June 30, 2006. Other expense, net, was $121 thousand for the six months ended June 30, 2007 compared to other income, net of $475 thousand for the six months ended June 30, 2006.

Foreign currency exchange rate fluctuations resulted in a net loss of $56 thousand for the three months ended June 30, 2007 compared to a net gain of $66 thousand for the three months ended June 30, 2006. Foreign currency exchange rate fluctuations resulted in a net loss of $71 thousand for the six months ended June 30, 2007 compared to a net gain of $77 thousand for the six months ended June 30, 2006.

In addition to foreign currency exchange rate fluctuations, other expense, net, for the three and six months ended June 30, 2007 includes losses associated with the cash surrender value of the life insurance policies included in our executive deferred compensation plan. In addition to foreign currency exchange rate fluctuations, other income, net, for the three and six months ended June 30, 2006 included $362 thousand associated with an insurance gain.

Income Tax Provision (Benefit). We recorded a tax benefit of $1.9 million and a tax provision of $1.8 million for the three months ended June 30, 2007 and 2006, respectively. We recorded a tax benefit of $2.7 million and a tax provision of $2.2 million for the six months ended June 30, 2007 and 2006, respectively. We expect the effective tax rate for the year ending December 31, 2007 to be between 15% and 20% compared to 5.4% for the year ended December 31, 2006. The increase in the effective tax rate between the 2007 and the year ended December 31, 2006 is primarily due to the impact of stock compensation, in-process R&D and taxes on foreign income that differ from the U.S. tax rate.

Our net deferred tax assets in Canada are denominated in Canadian dollars. We revalue those net deferred tax assets to the applicable foreign currency exchange rate at the end of each period. Those foreign currency gains and losses are included in income tax expense. We recorded a tax benefit of $389 thousand due to the revaluation of the net deferred tax assets for the three months ended June 30, 2007.

On December 20, 2006, President Bush signed the Tax Relief and Health Care Act of 2006 (the “Tax Relief Act”), which extended the research and development tax credit. Under the Tax Relief Act, the research and development tax credit was retroactively reinstated to January 1, 2006 and is available through December 31, 2007. We expect to record a federal research and development credit of approximately $550 thousand for the year ending December 31, 2007.

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

Liquidity and Capital Resources

The following table summarizes selected financial information as of the dates indicated and for each of the three months ended on the dates indicated:

	June 30, 2007	December 31, 2006	June 30, 2006
	(Dollar amounts in thousands)
Cash and cash equivalents	$31,671	$23,734	$130,769
Short-term investments	$91,400	$102,250	$112,150
Long-term investments	$10,000	$10,000	$—

Cash and cash equivalents and investments	$133,071	$135,984	$242,919
Working capital	$162,994	$161,575	$267,860
Accounts receivable, net	$57,959	$42,549	$57,538
Inventories, net	$28,758	$35,184	$15,669
Accounts payable	$39,451	$36,699	$46,467
Convertible senior notes	$97,480	$97,412	$97,345
Convertible subordinated notes	$2,416	$2,410	$2,504
Days sales outstanding (A)	70	53	62
Days to pay (B)	63	68	70
Inventory turns (C)	7.9	7.5	16.0
Inventory turns — days (D)	46	73	23
Cash cycle time — days (E)	53	58	15

(A)	Based on ending net trade receivables divided by daily revenue (quarterly revenue, annualized and divided by 365 days).
(B)	Based on ending accounts payable divided by daily cost of sales (quarterly cost of sales, annualized and divided by 365 days).
(C)	Based on quarterly cost of sales, annualized divided by ending inventory.
(D)	Based on ending inventory divided by quarterly cost of sales (annualized and divided by 365 days).
(E)	Days sales outstanding plus inventory turns—days, less days to pay.

Cash and cash equivalents increased by $7.9 million from $23.7 million at December 31, 2006 to $31.7 million at June 30, 2007. Activities impacting cash and cash equivalents are as follows:

Cash Flows

	For the Six Months Ended June 30,
	2007	2006
	(In thousands)
Cash provided by (used in) operating activities	$(4,589)	$13,682
Cash provided by investing activities	10,277	20,538
Cash provided by financing activities	2,232	6,172
Effects of exchange rate changes	17	322

Net increase in cash and cash equivalents	$7,937	$40,714

During the six months ended June 30, 2007 and 2006, we used $2.7 million and $2.8 million, respectively, for capital expenditures. During the six months ended June 30, 2007, capital expenditures were primarily associated with integrating the media server business, upgrading our internal infrastructure as well as increasing manufacturing capabilities in our Hillsboro facility. During the six months ended June 30, 2006, capital expenditures were primarily associated with our increased investment in the development and marketing of our standards-based solutions.

During the six months ended June 30, 2007 and 2006, we received $2.5 million and $6.2 million, respectively, in proceeds from the issuance of common stock through our stock compensation plans.

Changes in foreign currency rates impacted beginning cash balances during the six months ended June 30, 2007 by $17 thousand. Due to our international operations where transactions are recorded in functional currencies other than the U.S. Dollar, the effects of changes in foreign currency exchange rates on existing cash balances during any given period result in amounts on the consolidated statements of cash flows that may not reflect the changes in the corresponding accounts on the consolidated balance sheets.

As of June 30, 2007 and December 31, 2006 working capital was $163.0 million and $161.6 million, respectively. Working capital increased by $1.4 million due primarily to the positive cash flow from investing and financing activities generated during the six months ended June 30, 2007.

Management believes that cash flows from operations, available cash balances and short-term borrowings will be sufficient to fund our operating liquidity needs for the short-term and long-term future.

Investments

Investments consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Short-term investments, classified as available-for-sale	$91,400	$102,250

Long-term held-to-maturity investments	$10,000	$10,000

We invest excess cash in debt instruments of the U.S. Government and its agencies, high-quality corporate issuers and municipalities. As of June 30, 2007, we had $91.4 million investments classified as available-for-sale. As of June 30, 2007, we had $10.0 million long-term held-to-maturity investments. During 2006, we shifted our investments to auction rate securities as we were actively evaluating potential acquisitions and partnership opportunities. Our investment policy requires that the total investment portfolio, including cash and investments, not exceed a maximum weighted-average maturity of 18 months. In addition, the policy mandates that an individual investment must have a maturity of less than 36 months, with no more than 20% of the total portfolio exceeding 24 months. As of June 30, 2007, we were in compliance with our investment policy.

Line of Credit

During the quarter ended March 31, 2006, we transferred our $20.0 million line of credit facility from our commercial bank to an investment bank. This line of credit facility has an interest rate based on the 30-day London Inter-Bank Offered Rate (“LIBOR”) plus 0.75%. The line of credit is collateralized by our non-equity investments. At June 30, 2007, we had a standby letter of credit outstanding related to one of our medical insurance carriers for $105 thousand. The market value of non-equity investments must exceed 125% of the borrowed facility amount, and the investments must meet specified investment grade ratings.

As of June 30, 2007 and December 31, 2006, there were no outstanding balances on the standby letter of credit or line of credit and we were in compliance with all debt covenants.

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

As of June 30, 2007 we had outstanding convertible senior notes with a face value of $100 million and a book value of $97.5 million, net of unamortized discount of $2.5 million. As of December 31, 2006, we had outstanding convertible senior notes with a face value of $100 million and a book value of $97.4 million, net of unamortized discount of $2.6 million. The estimated fair value of the convertible senior notes was $94.6 million and $96.6 million at June 30, 2007 and December 31, 2006, respectively.

Convertible Subordinated Notes

During August 2000, we completed a private offering of $120 million in aggregate principal amount of 5.5% convertible subordinated notes due August 15, 2007 to qualified institutional buyers. From 2000 to 2006, we repurchased $117.7 million in aggregate principal amount of the convertible subordinated notes, with an associated unamortized discount of $2.4 million. We repurchased the notes for $106.7 million and, as a result, recorded a gain of $8.5 million. As of June 30, 2007 and December 31, 2006, we had outstanding convertible subordinated notes with a face value of $2.4 million.

Contractual Obligations

The following summarizes our contractual obligations at June 30, 2007 and the effect of such on our liquidity and cash flows in future periods (in thousands).

	2007*	2008	2009	2010	2011	Thereafter
Future minimum lease payments	$1,816	$3,663	$3,062	$2,720	$1,631	$—
Purchase obligations(A)	23,282	—	—	—	—	—
Celestica Charlotte obligations	320	—	—	—	—	—
Interest on convertible notes	754	1,375	1,375	1,375	1,375	16,500
Convertible senior notes(B)	—	100,000	—	—	—	—
Convertible subordinated notes(B)	2,418	—	—	—	—	—

Total	$28,590	$105,038	$4,437	$4,095	$3,006	$16,500

*	Remaining six months.
(A)	Purchase obligations include agreements or purchase orders to purchase goods or services that are enforceable and legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.
(B)	The convertible senior notes and the convertible subordinated notes are shown at their face values, gross of unamortized discount amounting to $2.6 million and $8 thousand, respectively, at December 31, 2006. On or after November 15, 2008, we may redeem the convertible senior notes at any time. On November 15, 2008, November 15, 2013, and November 15, 2018, holders of the convertible senior notes will have the right to require us to purchase, in cash, all or any part of the notes held by such holders at a purchase price equal to 100% of the principal amount of the notes being purchased, together with accrued and unpaid interest and additional interest, if any, up to but excluding the purchase date. The convertible subordinated notes are payable in full in August 2007.

In addition to the above, as discussed in Note 12 to our consolidated financial statements, we have approximately $2.0 million associated with unrecognized tax benefits and related interest and penalties. These liabilities are primarily included as a component of “other long-term liabilities” in our consolidated balance sheet as we do not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but do not believe that the ultimate settlement of our obligations will materially affect our liquidity.

Off-Balance Sheet Arrangements

We do not engage in any activity involving special purpose entities or off-balance sheet financing.

Liquidity Outlook

We believe that our current cash and cash equivalents and investments, net, amounting to $133.1 million at June 30, 2007 and the cash generated from operations will satisfy our short and long-term expected working capital needs, capital expenditures, and other liquidity requirements associated with our existing business operations. Capital expenditures are expected to range from $1.5 million to $2.0 million per quarter as we make additional R&D and IT capital investments. We plan to actively continue evaluating potential acquisitions and partnership opportunities which could affect our liquidity.

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements. Some of the forward-looking statements contained in this Quarterly Report include:

•	our statements concerning our beliefs about the success of our shift in business strategy from perfect fit solutions to standards-based solutions;

•	the adoption by our customers of standards-based solutions, Media Server and ATCA;

•	expectations and goals for revenues, gross margin, R&D expenses, selling, general, administrative expenses and profits;

•	estimates and impact of stock-based compensation expense;

•	expectations about the benefits from and integration of the operations, technologies, products or personnel from the acquisition of Convedia;

•	estimates and impact of the costs of the acquisition of Convedia;

•	statements concerning certain strategic partnerships;

•	the impact of our restructuring events on future revenues;

•	currency exchange rate fluctuations, changes in tariff and trade policies and other risks associated with foreign operations;

•	our projected liquidity; and

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

Interest Rate Risk. We invest excess cash in debt instruments of the U.S. Government and its agencies, high-quality corporate issuers and municipalities. We attempt to protect and preserve our invested funds by limiting default, market, and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely affected due to a rise in interest rates while floating rate securities may produce less income than expected if interest rates decline. Due to the short duration of most of the investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair value of our investment portfolio. Additionally, the interest rate changes affect the fair market value but do not necessarily have a direct impact on our earnings or cash flows. Therefore, we would not expect our operating results or cash flows to be affected, to any significant degree, by the effect of a sudden change in market interest rates on the securities portfolio. The estimated fair value of our debt securities that we have invested in at June 30, 2007 and December 31, 2006 was $106.1 million and $112.5 million, respectively. The effect of an immediate 10% change in interest rates would not have a material effect on our operating results or cash flows.

Foreign Currency Risk. We pay the expenses of our international operations in local currencies, namely, the Euro, British Pound Sterling, New Shekel, Japanese Yen, Chinese Renminbi and Canadian Dollar. The international operations are subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, foreign exchange rate volatility and other regulations and restrictions. Accordingly, future results could be materially and adversely affected by changes in these or other factors. We are also exposed to foreign exchange rate fluctuations as the balance sheets and income statements of our foreign subsidiaries are translated into U.S. Dollars during the consolidation process. Because exchange rates vary, these results, when translated, may vary from expectations and adversely affect overall expected profitability. Foreign currency exchange rate fluctuations resulted in a net loss of $56 thousand and a net gain of $66 thousand for the three months ended June 30, 2007 and 2006, respectively. Foreign currency exchange rate fluctuations resulted in a net loss of $71 thousand and a net gain of $77 thousand for the six months ended June 30, 2007 and 2006, respectively.

Convertible Notes. The fair values of the convertible senior and convertible subordinated notes are sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of the convertible notes, due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our convertible notes in the open market, changes in the fair value of convertible notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of the convertible senior notes was $94.6 million and $96.6 million at June 30, 2007 and December 31, 2006, respectively, and the estimated fair value of the convertible subordinated notes was $2.4 million at June 30, 2007 and December 31, 2006.

Item 4.	Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and that information we are required to disclose in our SEC reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, we identified no change in our internal control over financial reporting that occurred during the three months ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There are many factors that affect our business and the results of our operations, many of which are beyond our control. In addition to the other information set forth in our Form 10-Q for the quarterly period ended March 31, 2007 and this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2006, as updated in our quarterly reports on Form 10-Q, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We may need to raise additional capital in the future to repay our convertible senior notes, and existing or future resources may not be available to us in sufficient amounts or on acceptable terms.

During November 2003, we completed a private offering of $100 million in aggregate principal amount of convertible senior notes due November 15, 2023 to qualified institutional buyers. The notes are convertible prior to maturity into shares of our common stock at a conversion price of $23.57 per share under certain circumstances that include but are not limited to (i) conversion due to the closing price of our common stock on the trading day prior to the conversion date reaching 120% or more of the conversion price of the notes on such trading date and (ii) conversion due to the trading price of the notes falling below 98% of the conversion value. Upon conversion we will have the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. We may redeem all or a portion of the notes at our option on or after November 15, 2006 but before November 15, 2008 provided that the closing price of our common stock exceeds 130% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of the notice of the provisional redemption. As of June 30, 2007, the convertible senior notes were not redeemable at our option. On or after November 15, 2008, we may redeem the notes at any time. On November 15, 2008, November 15, 2013, and November 15, 2018, holders of the convertible senior notes will have the right to require us to purchase, in cash, all or any part of the notes held by such holder at a purchase price equal to 100% of the principal amount of the notes being purchased, together with accrued and unpaid interest and additional interest, if any, up to but excluding the purchase date.

As of June 30, 2007, we had outstanding convertible senior notes with a face value of $100 million. While we cannot predict whether or when holders of the convertible senior notes will choose to exercise their repurchase rights, we believe that they would become more likely to do so in the event that the price of our common stock is not greater than certain levels or if interest rates increase, or both. Therefore, if a substantial portion of the convertible senior notes were to be submitted for repurchase on any of the repurchase dates, we might need to use a substantial amount of our available sources of liquidity for this purpose. Consequently, such repurchase could have the effect of restricting our ability to fund new acquisitions or to meet other future working capital needs, as well as increasing our costs of borrowing. We may seek other means of refinancing or restructuring our obligations under the convertible senior notes, but this may result in terms less favorable than those under the existing convertible senior notes.

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

At the Company’s Annual Meeting on May 15, 2007, the holders of the Company’s outstanding common stock took the actions described below. As of March 20, 2007, the record date for the Annual Meeting, 21,951,284 shares of our common stock were issued and outstanding and entitled to vote.

The shareholders elected each of C. Scott Gibson, Scott C. Grout, Ken J. Bradley, Richard J. Faubert, Dr. William W. Lattin, Kevin C. Melia, Carl W. Neun, and Lorene K Steffes to the Company’s Board of Directors, by the votes indicated below, to serve for the ensuing year. The following table shows the vote tabulation for the shares represented at the meeting:

Nominee	Votes For	Votes Against	Votes Withheld	Broker Non-votes
C. Scott Gibson	18,444,882	—	1,752,975	—
Scott C. Grout	19,891,358	—	306,499	—
Ken J. Bradley	19,581,751	—	616,106	—
Richard J. Faubert	19,890,749	—	307,108	—
Dr. William W. Lattin	19,583,955	—	613,902	—
Kevin C. Melia	19,967,328	—	230,529	—
Carl W. Neun	19,987,033	—	210,824	—
Lorene K. Steffes	19,580,066	—	617,791	—

The shareholders also voted on the approval of the RadiSys Corporation 2007 Stock Plan and the amendment to the RadiSys Corporation 1996 Employee Stock Purchase Plan as well as on the approval of the ratification of the Audit Committee’s appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007. The following table shows the vote tabulations for the shares represented at the meeting:

Proposal	Votes For	Votes Against	Abstain	Broker Non-votes
Appointment of KPMG LLP as Independent Auditors	20,120,759	38,169	38,929	—
Approval of the 2007 Stock Plan	8,436,208	6,336,346	37,348	5,387,955
Approval of the Amendment to 1996 Employee Stock Purchase Plan	10,799,190	3,971,767	38,945	5,387,955

Item 6.	Exhibits

(a) Exhibits

Exhibit No	Description
4.1	RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

4.2	Form of Notice of Option Grant for United States employees for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

4.3	Form of Notice of Option Grant for Canada employees for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.6 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

4.4	Form of Notice of Option Grant for China employees for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

4.5	Form of Notice of Option Grant for international employees for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.8 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

4.6	Form of Restricted Stock Unit Grant Agreement for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.9 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADISYS CORPORATION

Dated: August 7, 2007	By:	/s/ SCOTT C. GROUT
Scott C. Grout
President and Chief Executive Officer

Dated: August 7, 2007	By:	/s/ BRIAN J. BRONSON
Brian J. Bronson
Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Description
4.1	RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

4.2	Form of Notice of Option Grant for United States employees for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

4.3	Form of Notice of Option Grant for Canada employees for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.6 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

4.4	Form of Notice of Option Grant for China employees for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

4.5	Form of Notice of Option Grant for international employees for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.8 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

4.6	Form of Restricted Stock Unit Grant Agreement for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.9 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith