Form 10-Q
period 2007-09-30
RADISYS CORP
filed 2007-11-08
CIK 873044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Number of shares of common stock outstanding as of November 5, 2007: 22,192,648

RADISYS CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

RADISYS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$83,630	$81,430	$226,013	$231,780
Cost of sales:
Cost of sales	60,907	60,744	165,348	169,767
Amortization of purchased technology	3,532	—	9,999	—

Total cost of sales	64,439	60,744	175,347	169,767

Gross margin	19,191	20,686	50,666	62,013
Research and development	11,775	10,381	34,084	30,222
Selling, general and administrative	11,889	10,414	35,146	28,103
Intangible assets amortization	1,078	1,508	3,124	1,969
In-process research and development charge	—	14,000	—	14,000
Restructuring and other charges (reversals)	(141)	—	1,391	(174)

Loss from operations	(5,410)	(15,617)	(23,079)	(12,107)
Interest expense	(416)	(432)	(1,279)	(1,301)
Interest income	1,690	2,630	4,946	7,501
Other income (expense), net	(30)	(32)	(151)	443

Loss before income tax provision (benefit)	(4,166)	(13,451)	(19,563)	(5,464)
Income tax provision (benefit)	(1,720)	(121)	(4,401)	2,081

Net loss	$(2,446)	$(13,330)	$(15,162)	$(7,545)

Net loss per share:
Basic	$(0.11)	$(0.62)	$(0.70)	$(0.36)

Diluted	$(0.11)	$(0.62)	$(0.70)	$(0.36)

Weighted average shares outstanding:
Basic	21,937	21,336	21,808	21,019

Diluted	21,937	21,336	21,808	21,019

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,245	$23,734
Short-term investments, net	70,000	102,250
Accounts receivable, net	60,255	42,549
Other receivables	2,304	3,782
Inventories, net	26,381	35,184
Assets held for sale	644	3,497
Other current assets	8,416	4,609
Deferred tax assets	5,779	5,779

Total current assets	204,024	221,384
Property and equipment, net	10,738	11,075
Goodwill	68,073	67,183
Intangible assets, net	45,092	42,935
Long-term investments, net	10,000	10,000
Long-term deferred tax assets	38,482	24,531
Other assets	4,115	4,546

Total assets	$380,524	$381,654

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,924	$39,699
Accrued wages and bonuses	5,913	5,995
Accrued interest payable	516	222
Accrued restructuring	508	329
Convertible subordinated notes, net	—	2,410
Other accrued liabilities	11,441	11,154

Total current liabilities	61,302	59,809

Long-term liabilities:
Convertible senior notes, net	97,513	97,412
Other long-term liabilities	2,714	978

Total long-term liabilities	100,227	98,390

Total liabilities	161,529	158,199

Shareholders’ equity:
Preferred stock - $.01 par value, 10,000 shares authorized; none issued or outstanding	—	—
Common stock - no par value, 100,000 shares authorized; 22,196 and 21,835 shares issued and outstanding at September 30, 2007 and December 31, 2006	223,625	212,887
Retained earnings (deficit)	(8,895)	6,555
Accumulated other comprehensive income:
Cumulative currency translation adjustments	4,265	4,013

Total shareholders’ equity	218,995	223,455

Total liabilities and shareholders’ equity	$380,524	$381,654

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, unaudited)

	Common stock		Accumulated Translation Adjustments	Retained Earnings (Deficit)	Total	Total Comprehensive Loss (1)
	Shares	Amount
Balances, December 31, 2006	21,835	$212,887	$4,013	$6,555	$223,455
Shares issued pursuant to benefit plans	322	3,614	—	—	3,614
Stock-based compensation associated with employee benefit plans	—	7,425	—	—	7,425
Restricted shares granted, net of cancellations	61	—	—	—	—
Net settlement of restricted shares	(22)	(301)			(301)
Translation adjustments	—	—	284	—	284	284
Recognition of accumulated foreign currency translation adjustment due to liquidation of subsidiary	—	—	(32)	—	(32)	(32)
Cumulative effect of adjustment resulting from the adoption of accounting policy (note 12)	—	—	—	(288)	(288)
Net loss for the period	—	—	—	(15,162)	(15,162)	(15,162)

Balances, September 30, 2007	22,196	$223,625	$4,265	$(8,895)	$218,995

Comprehensive loss for the nine months ended September 30, 2007						$(14,910)

(1)	For the three months ended September 30, 2007, comprehensive loss amounted to $2.2 million and consisted of net loss for the period of $2.4 million, net gains from currency translation adjustments of $240 thousand and a net loss from the liquidation of a subsidiary of $32 thousand. For the three months ended September 30, 2006, other comprehensive loss amounted to $13.3 million and consisted of the net loss for the period of $13.3 million and net losses from translation adjustments of $7 thousand. For the nine months ended September 30, 2006, other comprehensive loss amounted to $7.3 million and consisted of the net loss for the period of $7.5 million and net gains from translation adjustments of $225 thousand.

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	For the Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(15,162)	$(7,545)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,245	6,155
In-process research and development charge	—	14,000
Inventory valuation allowance	5,179	3,505
Deferred income taxes	(4,976)	1,667
Stock-based compensation expense	7,425	4,465
Other	118	(95)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(17,690)	(12,898)
Other receivables	1,478	1,788
Inventories	3,624	(642)
Other current assets	1,571	(629)
Accounts payable	3,209	15,140
Accrued restructuring	179	(859)
Accrued interest payable	294	308
Accrued wages and bonuses	(127)	(496)
Other accrued liabilities	1,616	2,006

Net cash provided by operating activities	5,983	25,870

Cash flows from investing activities:
Proceeds from sale or maturity of held-to-maturity investments	—	39,750
Purchase of held-to-maturity investments	—	(9,997)
Proceeds from the sale of auction rate securities	50,100	113,900
Purchase of auction rate securities	(17,850)	(122,950)
Capital expenditures	(3,759)	(4,098)
Acquisition of Convedia, net of cash acquired	—	(106,300)
Acquisition of MCPD	(32,032)	—
Proceeds from the sale of property and equipment	3,032	74
Purchase of long-term assets	(106)	(523)

Net cash used in investing activities	(615)	(90,144)

Cash flows from financing activities:
Early extinguishments of convertible subordinated notes	—	(100)
Final payment of convertible subordinated notes	(2,416)	—
Net resettlement of restricted shares	(301)	—
Proceeds from issuance of common stock	3,614	10,931

Net cash provided by financing activities	897	10,831

Effect of exchange rate changes on cash	246	300

Net increase (decrease) in cash and cash equivalents	6,511	(53,143)
Cash and cash equivalents, beginning of period	23,734	90,055

Cash and cash equivalents, end of period	$30,245	$36,912

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Significant Accounting Policies

RadiSys Corporation (the “Company” or “RadiSys”) has adhered to the accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2006 in preparing the accompanying interim consolidated financial statements. The preparation of these statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Additionally, the accompanying financial data as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

The financial information included herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for interim periods.

For the three and nine months ended September 30, 2007, there have been no significant changes to these accounting policies.

Reclassifications

Certain reclassifications have been made to amounts in prior years to conform to current year presentation.

With the acquisition of Convedia on September 1, 2006 RadiSys acquired technology-related intangible assets that are directly incorporated into the line of products included in this acquisition. From the date of acquisition through the period ended June 30, 2007 the Company has recorded amortization of these and other previously purchased intangible assets to a separate line item within operating expenses. As these technologies contribute directly to the revenue generating process the Company has begun to classify the amortization of these intangible assets to cost of sales. The year to date consolidated statement of operations for the period ended September 30, 2007 has been reclassified to reflect this change. Amortization of intangible assets for prior periods is considered immaterial and has not been adjusted.

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

In June 2007, the FASB also ratified EITF 07-3, “Accounting for NonRefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact, if any, that the adoption of EITF 07-3 will have on its financial statements.

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

During the second quarter of 2007, 545 thousand stock options and 167 thousand restricted stock units were issued to non-employee directors and employees under the Plan. During the third quarter of 2007, the number of stock options and restricted stock units issued was not significant.

For the three and nine months ended September 30, 2007 and 2006, stock-based compensation was recognized and allocated as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of sales	$195	$224	$727	$640
Research and development	716	452	2,030	1,203
Selling, general and administrative	1,633	1,098	4,668	2,622

Total	2,544	1,774	7,425	4,465

Note 3 — Investments

Short-term and long-term investments consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Short-term investments, classified as available-for-sale	$70,000	$102,250

Long-term held-to-maturity investments	$10,000	$10,000

The Company invests excess cash in debt instruments of the U.S. Government and its agencies, high-quality corporate issuers and municipalities. The Company’s investments in the debt instruments of municipalities primarily consist of investments in auction rate securities. Auction rate securities have been classified as available-for-sale short-term investments. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income. For the three and nine months ended September 30, 2007 and 2006, the Company did not recognize any gains or losses on the sale of available-for-sale investments as the fair value of these investments approximated their carrying value. The Company incurred no unrealized gains or losses on investments classified as available-for-sale as of September 30, 2007 or December 31, 2006.

Note 4 — Accounts Receivable and Other Receivables

Accounts receivable consists of trade accounts receivable. Accounts receivable balances consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Accounts receivable, gross	$61,120	$43,407
Less: allowance for doubtful accounts	(865)	(858)

Accounts receivable, net	$60,255	$42,549

The Company recorded additional provisions for allowance for doubtful accounts of $40 thousand and $46 thousand during the three and nine months ended September 30, 2007, respectively. The Company recorded a $200 thousand provision for allowance for doubtful accounts during the three and nine months ended September 30, 2006.

As of September 30, 2007 and December 31, 2006, the balance in other receivables was $2.3 million and $3.8 million, respectively. Other receivables consisted primarily of non-trade receivables, including receivables for inventory sold to our contract manufacturing partners and sub-lease billings. Sales to the Company’s contract manufacturing partners are based on terms and conditions similar to the terms offered to the Company’s regular customers. There is no revenue recorded associated with non-trade receivables.

Note 5 — Inventories

Inventories consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Raw materials	$30,172	$32,034
Work-in-process	4,107	3,138
Finished goods	3,710	8,624

	37,989	43,796
Less: inventory valuation allowance	(11,608)	(8,612)

Inventories, net	$26,381	$35,184

During the three months ended September 30, 2007 and 2006, the Company recorded provisions for excess and obsolete inventory of $1.5 million and $1.2 million, respectively. During the nine months ended September 30, 2007 and 2006, the Company recorded provisions for excess and obsolete inventory of $5.2 million and $3.5 million, respectively.

Note 6 — Long-lived Assets Held for Sale

Beginning in 2001, the Company made it part of its strategic plan to significantly reduce its costs. As part of this plan, the Company began in 2004 to outsource the manufacture of most of its products. Through various restructuring activities, facilities requirements for manufacturing and other activities in the Hillsboro, Oregon location have decreased significantly. As a result, management decided to transfer operations currently located in one of the Company’s buildings in Hillsboro, Oregon (“DC3 building”) to its other building located in Hillsboro, Oregon and its contract manufacturing partners.

In January 2006, the Company vacated the DC3 building and put it and the surrounding land, which had previously been held for future expansion, on the market for sale. The assets held for sale had a recorded value of $3.5 million, which included land with a value of $2.2 million, building and building improvements with a net value of $1.3 million, and machinery and equipment with a net value of $38 thousand. The Company classified this facility in net assets held for sale as of January 31, 2006, and as a result ceased depreciation of these assets.

In the second quarter of 2007, the Company sold the DC3 building for $2.2 million resulting in a gain of $135 thousand included in selling, general and administrative expenses in the consolidated statements of operations. During the third quarter of 2007, the Company sold one of the two remaining lots of land held for $824 thousand resulting in a gain of $77 thousand included in selling, general and administrative expenses in the consolidated statements of operations. The balance in long-lived assets held for sale as of September 30, 2007 relates to the remaining lot of land.

Note 7 — Accrued Restructuring and Other Charges

Accrued restructuring and other charges consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Fourth quarter 2006 restructuring charge	$62	$329
First quarter 2007 restructuring charge	—	—
Second quarter 2007 restructuring charge	446	—

Total	$508	$329

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

Fourth Quarter 2006 Restructuring

During the fourth quarter of 2006, the Company initiated a restructuring plan that included the elimination of 12 positions primarily supporting the Company’s contract manufacturing operations as a result of the termination of our relationship with one of the Company’s contract manufacturers in North America. The restructuring plan also includes closing the Company’s Charlotte, North Carolina manufacturing support office.

The following table summarizes the changes to the fourth quarter 2006 restructuring costs (in thousands):

	Employee Termination and Related Costs	Facilities
Restructuring and other costs	$329	$—

Balance accrued as of December 31, 2006	329	—

Additions	61	—
Expenditures	(50)	—
Reversals	(100)	—

Balance accrued as of March 31, 2007	240	—

Additions	52	—
Expenditures	(30)	—
Reversals	(97)	—

Balance accrued as of June 30, 2007	165	—

Additions	14	64
Expenditures	(172)	(2)
Reversals	(7)	—

Balance accrued as of September 30, 2007	$—	$62

During the three months ended September 30, 2007, the Company incurred $14 thousand of additional severance and other employee-related separation costs and $64 thousand of facility-related costs to close the Charlotte, North Carolina manufacturing support office. As of September 30, 2007, all employee-related separation activities have been completed.

First Quarter 2007 Restructuring

During the first quarter of 2007, the Company incurred employee-related expenses associated with certain engineering realignments. The costs incurred in this restructuring event are associated with employee termination benefits, including severance and medical benefits. All restructuring activities were completed by September 30, 2007.

The following table summarizes the changes to the first quarter 2007 restructuring costs (in thousands):

Employee Termination and Related Costs
Restructuring and other costs	$120
Additions	7
Expenditures	(115)

Balance accrued as of March 31, 2007	12

Additions	38

Balance accrued as of June 30, 2007	50

Expenditures	(43)
Reversals	(7)

Balance accrued as of September 30, 2007	$—

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

The following table summarizes the changes to the second quarter 2007 restructuring costs (in thousands):

Employee Termination and Related Costs
Restructuring and other costs	$1,451
Expenditures	(19)

Balance accrued as of June 30, 2007	1,432

Additions	59
Expenditures	(807)
Reversals	(264)
Foreign exchange loss	26

Balance accrued as of September 30, 2007	$446

During the three months ended September 30, 2007, the Company incurred $59 thousand of additional severance and other employee-related separation costs offset by $264 thousand of reversals primarily related to lower severance costs than originally anticipated. All restructuring activities are anticipated to be completed by December 31, 2007.

Note 8 — Short-Term Borrowings

During the quarter ended March 31, 2006, the Company transferred its $20.0 million line of credit facility from its commercial bank to an investment bank. This line of credit facility has an interest rate based on the 30-day London Inter-Bank Offered Rate (“LIBOR”) plus 0.75%. The line of credit is collateralized by the Company’s non-equity investments. The market value of non-equity investments must exceed 125.0% of the borrowed facility amount. At September 30, 2007, the Company had a standby letter of credit outstanding required by one of its medical insurance carriers for $105 thousand.

As of September 30, 2007 and December 31, 2006, there were no outstanding balances on the standby letter of credit or line of credit.

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

As of September 30, 2007 the Company had outstanding convertible senior notes with a face value of $100 million and a book value of $97.5 million, net of unamortized discount of $2.5 million. As of December 31, 2006, the Company had outstanding convertible senior notes with a face value of $100 million and a book value of $97.4 million, net of unamortized discount of $2.6 million. Amortization of the discount on the convertible senior notes was $34 thousand and $33 thousand for the three months ended September 30, 2007 and 2006, respectively. Amortization of the discount on the convertible senior notes was $101 thousand and $100 thousand for the nine months ended September 30, 2007 and 2006, respectively. The estimated fair value of the convertible senior notes was $93.0 million and $96.6 million at September 30, 2007 and December 31, 2006, respectively.

On October 23, 2007, the Board of Directors approved the repurchase of the $100 million principal amount of the convertible senior notes. The Company will consider the purchase of the notes on the open market or through privately negotiated transactions from time to time subject to market conditions.

Convertible Subordinated Notes

During August 2000, the Company completed a private offering of $120 million in aggregate principal amount of 5.5% convertible subordinated notes due to qualified institutional buyers. The discount at issuance on the convertible subordinated notes amounted to $3.6 million. The remaining outstanding notes of $2.4 million were paid at maturity on August 15, 2007.

The aggregate amounts payable of long-term liabilities for each of the years in the five year period ending December 31, 2011 and thereafter are as follows (in thousands):

For the Years Ending December 31,	Convertible Senior Notes
2007 (remaining three months)	$—
2008 (A)	100,000
2009	—
2010	—
2011	—
Thereafter	—

100,000
Less: unamortized discount	(2,487)
Less: current portion	—

Long-term liabilities	$97,513

(A)	The Company may redeem the convertible senior notes at any time on or after November 15, 2008. On November 15, 2008, November 15, 2013, and November 15, 2018, holders of the convertible senior notes will have the right to require the Company to purchase, in cash, all or any part of the notes held by such holder at a purchase price equal to 100% of the principal amount of the notes being purchased, together with accrued and unpaid interest and additional interest, if any, up to but excluding the purchase date.

Note 10 — Commitments and Contingencies

Adverse Purchase Commitments

The Company is contractually obligated to reimburse its contract manufacturers for the cost of excess inventory used in the manufacture of the Company’s products, if there is no alternative use. This liability, referred to as adverse purchase commitments, is provided for in other accrued liabilities in the accompanying balance sheets. Estimates for adverse purchase commitments are derived from reports received on a quarterly basis from the Company’s contract manufacturers. Increases to this liability are charged to cost of goods sold. When and if the Company takes possession of inventory reserved for in this liability, the liability is transferred from other liabilities to our excess and obsolete inventory valuation allowance. Adverse purchase commitments amounted to $2.1 million and $1.9 million at September 30, 2007 and December 31, 2006, respectively. For the nine months ended September 30, 2007 and 2006, the Company recorded a net provision for adverse purchase commitments of $1.0 million.

Guarantees and Indemnification Obligations

FASB FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“FIN 45”) an interpretation of SFAS No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee and requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The following is a summary of the agreements that the Company has determined are within the scope of FIN 45.

As permitted under Oregon law, the Company has agreements whereby it indemnifies its officers, directors and certain finance employees for certain events or occurrences while the officer, director or employee is or was serving in such capacity at the request of the Company. The term of the indemnification period is for the officer’s, director’s or employee’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2007.

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

The Company provides for the estimated cost of product warranties at the time it recognizes revenue. Products are generally sold with warranty coverage for a period of 12 to 24 months after shipment. Parts and labor are covered under the terms of the warranty agreement. The workmanship of our products produced by contract manufacturers is covered under warranties provided by the contract manufacturer for a specific period of time ranging from 12 to 15 months. The warranty provision is based on historical experience by product family. The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers; however, ongoing failure rates, material usage and service delivery costs incurred in correcting product failure, as well as specific product class failures out of the Company’s baseline experience affect the estimated warranty obligation. If actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.

The warranty liability balance is included in other accrued liabilities in the accompanying consolidated balance sheets as of September 30, 2007 and December 31, 2006. The following is a summary of the change in the Company’s warranty liability for the nine months ended September 30, 2007 and 2006 (in thousands):

	For the Nine Months Ended September 30,
	2007	2006
Warranty liability balance, beginning of the period	$2,000	$2,124
Product warranty accruals	2,368	2,887
Utilization of accrual	(2,465)	(2,940)

Warranty liability balance, end of the period	$1,903	$2,071

Note 11 — Basic and Diluted Income (Loss) per Share

A reconciliation of the numerator and the denominator used to calculate basic and diluted loss per share is as follows (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator — Basic
Net loss, basic	$(2,446)	$(13,330)	$(15,162)	$(7,545)

Numerator — Diluted
Net loss, basic	(2,446)	(13,330)	(15,162)	(7,545)
Interest on convertible notes, net of tax benefit (A)	—	—	—	—

Net loss, diluted	$(2,446)	$(13,330)	$(15,162)	$(7,545)

Denominator — Basic
Weighted average shares used to calculate loss per share, basic	21,937	21,336	21,808	21,019

Denominator — Diluted
Weighted average shares used to calculate loss per share , basic	21,937	21,336	21,808	21,019
Effect of convertible notes (A)	—	—	—	—
Effect of dilutive stock options, ESPP, and unvested restricted stock (B)	—	—	—	—

Weighted average shares used to calculate loss per share, diluted	21,937	21,336	21,808	21,019

Net loss per share:
Basic	$(0.11)	$(0.62)	$(0.70)	$(0.36)

Diluted (A)	$(0.11)	$(0.62)	$(0.70)	$(0.36)

(A)	For the three and nine months ended September 30, 2007 and 2006, interest on the convertible senior notes and as-if converted shares associated with the convertible senior notes and convertible subordinated notes were excluded from the calculation if the effect would be anti-dilutive. For the three and nine months ended September 30, 2007 and 2006, the total number of as-if converted shares associated with the convertible senior notes was 4.2 million.

(B)	For the three and nine months ended September 30, 2007, options amounting to 3.3 million shares were excluded from the calculation as the Company was in a loss position. For the three and nine months ended September 30, 2006, options amounting to 3.1 million shares were excluded from the calculation as the Company was in a loss position.

Note 12 — Income Taxes

The Company’s effective tax rate for the three and nine months ended September 30, 2007 and 2006 differs from the statutory rate primarily due to the benefits of lower tax rates on earnings of foreign subsidiaries, the federal research and development tax credit, stock-based compensation, the amortization of goodwill for tax purposes, the increase in valuation allowance related to certain deferred tax assets, the discrete item related to the additional accrual of interest and penalties for uncertain tax positions and the revaluation of certain net deferred tax assets due to changes in foreign currency exchange rates. The tax rate is subject to change depending on fluctuations in foreign currency exchange rates.

The expensing of stock options will create differences in net income and taxable income on both a permanent and temporary basis. We are projecting a tax effected permanent difference of approximately $1.8 million attributable to statutory options and stock option expense related to all non U.S. employees for the year ending 2007. The annual effective tax rate impact for this permanent difference is projected to be approximately 7.6%.

In September 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48, on January 1, 2007. Upon adoption, the Company increased its reserves for uncertain tax positions by $146 thousand. The adoption adjustment was recorded as a cumulative effect adjustment to shareholders’ equity. This increase was accounted for as a decrease of $288 thousand to the beginning balance of retained earnings partially offset by a decrease of $142 thousand to goodwill related to the acquisition of Convedia Corporation (“Convedia”). As of the date of adoption, the Company’s unrecognized tax benefits totaled $2.0 million. Of this total, $1.5 million represents the amount of unrecognized tax benefits that, if recognized, will favorably affect the effective tax rate. The remaining $474 thousand, if recognized, will result in the reduction of goodwill. During the three months ended September 30, 2007, there was an increase of $0.9 million in the uncertain tax positions related to foreign subsidiaries.

The Company and its subsidiaries are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company’s statute of limitations is closed for all federal and state income tax years before 2004 and 2002, respectively. The statute of limitations for the Company’s foreign subsidiaries is closed for all income tax years before 2000. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses and credits were generated and carried forward, and make adjustments up to the net operating loss and credit carryforward amounts.

The Company is not currently under Internal Revenue Service (IRS) examination. During 2005, the Company settled an IRS tax examination related to the 1996 through 2002 tax years. In the fourth quarter of 2006, the German tax authorities commenced audits of 2002 through 2004 years. To date, there are no proposed adjustments that will have a material impact on the Company’s position or results of operations. In the first quarter of 2007, the state of Texas tax authorities commenced audits of the 2002 through 2005 years. The audits were finalized in the third quarter with no additional income taxes assessed to the Company. The Company is not currently under examination in any other states or foreign jurisdictions.

The Company’s ongoing practice is to recognize potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. In conjunction with the adoption of FIN 48, the Company increased the accrual for interest and penalties by an additional $40 thousand to $511 thousand on January 1, 2007 which is included as a component of the $2.0 million unrecognized tax benefit noted above. To the extent that interest and penalties are not assessed with respect to the uncertain tax positions, $404 thousand of this total will be reflected as a reduction of the overall income tax provision. The remaining $107 thousand, if not assessed, will result in the reduction of goodwill. During the nine months ended September 30, 2007, the Company recognized approximately $134 thousand in potential interest and penalties associated with uncertain tax positions.

The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of examinations prior to December 31, 2007 or September 30, 2008. The unrecognized tax benefits anticipated to be recognized due to the expiration of statute of limitations within twelve months of the date of FIN 48 adoption are $0.1 million. The unrecognized tax benefits anticipated to be recognized within twelve months primarily relates to foreign subsidiaries operations. Additionally, the unrecognized tax benefits anticipated to be recognized due to the expiration of statute of limitations prior to September 30, 2008 are $0.3 million.

During the quarter ended June 30, 2007, we recorded a reduction to goodwill of $9.0 million as a purchase accounting adjustment to establish a deferred tax asset for acquired net operating losses related to the acquisition of Convedia Corporation.

Note 13 — Segment Information

The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131”). SFAS 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based upon the way that management organizes the segments within the Company for making operating decisions and assessing financial performance.

The Company is one operating segment according to the provisions of SFAS 131.

Revenues on a product and services basis are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Hardware	$79,513	$78,471	$214,807	$223,967
Software royalties and licenses	1,937	1,322	6,511	3,532
Software maintenance	1,307	270	2,060	1,209
Engineering and other services	873	1,367	2,635	3,072

Total revenues	$83,630	$81,430	$226,013	$231,780

Generally, the Company’s customers are not the end-users of its products. The Company ultimately derives its revenues from two end markets as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Communications Networking	$64,134	$61,185	$168,076	$175,430
Commercial Systems	19,496	20,245	57,937	56,350

Total revenues	$83,630	$81,430	$226,013	$231,780

Information about the Company’s geographic revenues and long-lived assets by geographical area is as follows (in thousands):

Geographic Revenues

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
United States	$20,350	$23,459	$70,470	$64,744
Other North America	3,024	2,693	6,836	8,407

North America	23,374	26,152	77,306	73,151
Europe, the Middle East and Africa (“EMEA”)	36,385	42,530	91,679	113,766
Asia Pacific	23,871	12,748	57,028	44,863

Total	$83,630	$81,430	$226,013	$231,780

Long-lived assets by Geographic Area

	September 30, 2007	December 31, 2006
Property and equipment, net
United States	$7,953	$7,881
Other North America	957	1,096
EMEA	111	143
Asia Pacific	1,717	1,955

Total	$10,738	$11,075

Goodwill
United States	$37,545	$27,463
Other North America	30,528	39,720

Total	68,073	67,183

Intangible assets, net
United States	15,884	1,434
Other North America	12,006	18,416
EMEA	17,202	23,085

Total	$45,092	$42,935

For the three and nine months ended September 30, 2007 and 2006, only one customer, Nokia, accounted for more than 10% of total revenues. This customer accounted for 52.0% and 43.3% of total revenues for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, this customer accounted for 42.1% and 44.9% of total revenues, respectively.

As of September 30, 2007 and December 31, 2006, the following two customers accounted for more than 10% of accounts receivable:

	September 30, 2007	December 31, 2006
Nokia Siemens Networks	53.0%	24.4%
Nortel	—	10.2%

Note 14 — Acquisition

On September 12, 2007, RadiSys completed its acquisition (the “Acquisition”) of certain assets of the Modular Communications Platform Division (“MCPD”), including products in the Advanced Telecommunications Architecture (ATCA) and compact PCI lines, of Intel Corporation (“Intel”) for $31.8 million in cash at closing. The total preliminary purchase price of the acquisition which consists of the cash paid at closing and the estimated direct acquisition-related expenses of $282 thousand is currently estimated to be $32.0 million and has been accounted for as a purchase business combination under Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). Any additional direct expenses will be recorded as additional goodwill.

Preliminary Purchase Price Allocation

In accordance with the purchase method of accounting as prescribed by SFAS 141 the Company allocated the Purchase Price to the net tangible and identifiable intangibles assets, based on their estimated fair values as follows (in thousands):

Prepaid inventory	6,580
Fixed assets	170
Identifiable intangible assets	15,200
Goodwill	10,082

Total preliminary purchase price	$32,032

Identifiable intangible assets

The fair value of the acquired identifiable intangible assets, which are subject to amortization, was determined using the income approach. The following table sets forth the components of these other intangible assets and their estimated useful lives (in thousands):

	Preliminary Fair Value	Remaining Useful Life (in years)
Royalty-free technology license – 1.0 Gigabit ATCA	7,000	3.0
Royalty-free technology license – Next Generation	3,600	5.2
Royalty-free technology license – compact PCI/Legacy	1,100	1.0
Customer-related intangible	2,600	2.3
Backlog	900	0.5

Total acquired identifiable intangible assets	$15,200

Revenue Recognition

MCPD recognizes net revenue when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title, and acceptance, if applicable, as well as fixed pricing and reasonable assurance of collectibility. Pricing allowances, including discounts based on contractual arrangements with customers, are recorded when revenue is recognized as a reduction to both accounts receivable and revenue. Because of frequent sales price reductions and rapid technology obsolescence in the industry, sales made to distributors under agreements allowing price protection and/or right of return are deferred until the distributors sell the merchandise. During the transition period, the Company will continue to recognize revenue in accordance with historical MCPD practice.

Transition Period

In connection with the Asset Purchase Agreement, the Intel and RadiSys entered into a Transition Services Agreement (the “TSA”). Pursuant to the terms of the TSA, Intel intends to manufacture, assemble, and test and supply products that are sold by MCPD. This arrangement is expected to continue through the first quarter of 2008 while RadiSys arranges other resources. Intel will also provide certain transition services to RadiSys, including financial services, supply chain support, data extraction, conversion services, facilities and site computing support, and office space services.

Pro forma financial information

The pro forma financial information for the three and nine months ended September 30, 2007 and 2006 combine the historical RadiSys and MCPD statements of operations as if the Acquisition had been completed at the beginning of each fiscal year being presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented. The pro forma financial information for the three and nine months ended September 30, 2007 includes adjustments to amortization on acquired intangibles and adjustments to tax related effects on the acquisition

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Total revenues	$96,898	$103,693	$271,884	$291,004
Net loss	$(7,824)	$(38,153)	$(49,639)	$(75,701)
Basic net loss per share	$(0.36)	$(1.79)	$(2.28)	$(3.60)
Diluted net loss per share	$(0.36)	$(1.79)	$(2.28)	$(3.60)

Note 15 — Legal Proceedings

In the normal course of business, the Company periodically becomes involved in litigation. As of September 30, 2007, in the opinion of management, RadiSys had no pending litigation that would reasonably be expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 16 — Subsequent Events

On October 23, 2007, the Board of Directors approved the repurchase of the $100 million principal amount of the convertible senior notes. The Company will consider the purchase of the notes on the open market or through privately negotiated transactions from time to time subject to market conditions.

On October 26, 2007, the Company filed an unallocated shelf registration statement on Form S-3 for the offering from time to time of up to $150 million in securities consisting of common stock, preferred stock, depositary shares, warrants, debt securities or units consisting of one or more of these securities. Except as may be stated in a prospectus supplement for any particular offering, the Company intends to use the net proceeds from the sale of any securities for general corporate purposes, which may include acquiring companies in the industry and related businesses, repaying existing debt, providing additional working capital and procuring capital assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, or as otherwise indicated, “we,” “us,” “our” and similar terms, as well as references to the “Company” and “RadiSys” refer to RadiSys Corporation, and unless the context requires otherwise, include all of our consolidated subsidiaries.

Introduction and Overview

We are a leading provider of advanced embedded solutions for the communications networking and commercial systems markets. Through innovative product planning, intimate customer collaboration, and combining innovative technologies and industry leading architecture, we help original equipment manufacturers (“OEMs”), systems integrators and solution providers bring better products to market faster and more economically. Our products include embedded boards, application-enabling platforms and turn-key systems, which are used in today’s complex computing, processing and network intensive applications.

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

Our Markets

We provide application enabling solutions to the following two distinct markets:

•

Communications Networking — The communications networking market consists primarily of networking infrastructure and applications for deployment within our wireless and Internet Protocol (IP) networking and messaging markets. Applications in these markets include 2, 2.5 and 3G wireless infrastructure products, IP media server platforms, packet based switches, unified messaging solutions, IP-based Private Branch Exchange (PBX) systems, voice messaging, multimedia conferencing, data centers, network probes, Wimax infrastructure, IPTV, network access, security and switching applications.

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

Overview

Promentum® — During the first quarter of 2007, we and Aricent, a full-service, full-spectrum communications software company, demonstrated an ATCA hardware and software platform designed specifically for WiMAX networks. The solution features the Aricent SigASN WiMAX Gateway software running on the Promentum® ATCA SYS 6010, which is the industry’s first and only generally available 10 Gigabit common managed platform for high-bandwidth network element and data plane applications. Our 10 Gigabit ATCA platforms are invaluable to equipment manufacturers developing complex network elements such as WiMAX ASN Gateways, 3G Radio Network and Base Station Controllers, IP television (IPTV) infrastructure and IP IMS compliant media gateways, application servers and media servers.

In the second quarter of 2007, we announced the Promentum® ATCA-9100, a Digital Signal Processing (“DSP”) blade that offers telecommunications equipment manufacturers (TEMs) a way to achieve a low cost per port approach for next-generation VoIP, media processing and media gateway solutions. The Promentum® ATCA-9100 extends the award-winning 10-Gigabit SYS-6010 ATCA platform for applications requiring high performance media processing. In the third quarter of 2007, we announced the availability of our Promentum® ATCA-9100 based on Texas Instruments’ DSP and Telogy Software™.

In the second quarter of 2007, we also announced the introduction of a MicroTCA platform development kit aimed at helping TEMs develop network elements geared toward a smaller and more cost effective form factor than existing products.

In the third quarter of 2007, we completed the acquisition of certain assets of the Modular Communications Platform Division (“MCPD”), including products in the ATCA and compact PCI lines, of Intel Corporation (“Intel”) for $31.8 million in cash at closing. This acquisition further solidifies our leadership position in ATCA and communication platforms, broadens our base of customers and enhances our global operations and market penetration.

Procelerant® — During the first quarter of 2007, we announced the availability of two new PCI Industry Computer Manufacturers Group (PICMG) Compatible COM Express modules and a quad core embedded server that delivers unsurpassed performance and functionality. The Intel Core 2 Duo processor-based COM Express module coupled with dual channel memory brings maximum computing performance to imaging, gaming, and test and measurement devices that require the smallest COM Express form factor on the market. The second COM Express module that was announced features an extended temperature range COM Express module and fills a highly desired need for in-flight infotainment, industrial and military applications. The quad core server with Intel Core microarchitecture increases the performance of imaging and signaling applications five to seven-fold compared to servers available just 12 months ago.

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

Media Server — In the third quarter of 2006, we completed the acquisition of Convedia and entered the media server market with a portfolio of media server products. Included in this portfolio are our newest media servers, the CMS-3000 and CMS-9000, which are optimized for IMS network deployments. These solutions are based on a modular hardware platform, which incorporates the latest DSPs and processor chipsets and utilize our eXtended Media Processing™ (eXMP™) technology. During the second quarter of 2007, we announced the general availability of these two products. And during the third quarter of 2007, we introduced a new media processing blade for the CMS-9000. The new MPC-IV blade delivers the telecommunication industry’s highest capacity for conferencing, video and low bitrate codec applications.

In the first quarter of 2007, we announced that we are working closely with Huawei Technologies to deliver IMS solutions that reduce the cost and increase the performance of next generation networks. The Huawei Next Generation Network (NGN) solution and the fixed and mobile convergent IMS solutions incorporate MRS products based on our Media Servers. These solutions are now being marketed and sold into Huawei’s extensive global customer base.

In the second quarter of 2007, we announced the introduction of the Convedia® Software Media Server. This solution provides an economical IP audio and video media processing solution for ATCA and Linux-based platforms. This advance marks the first product based on integrated technology from RadiSys and Convedia since the acquisition.

Financial Results — Total revenue was $83.6 million and $81.4 million for the three months ended September 30, 2007 and 2006, respectively. Total revenue was $226.0 million and $231.8 million for the nine months ended September 30, 2007 and 2006, respectively. Backlog was approximately $43.6 million and $21.7 million at September 30, 2007 and December 31, 2006, respectively. Backlog includes all purchase orders scheduled for delivery within 12 months. The increase in revenues for the three months ended September 30, 2007 compared to the same period in 2006 was primarily due to the addition of media server revenues as well as increased wireless revenues partially offset by decreases in the IP networking and messaging market. The decrease in revenues for the nine months ended September 30, 2007 compared to the same period in 2006 was primarily due to lower wireless revenues partially offset by the addition of media server as well as higher revenues in the commercial systems market.

Net loss was $2.4 million and $13.3 million for the three months ended September 30, 2007 and 2006, respectively. Net loss per share was $0.11 and $0.62 for the three months ended September 30, 2007 and 2006, respectively. Net loss was $15.2 million and $7.5 million for the nine months ended September 30, 2007 and 2006, respectively. Net loss per share was $0.70 and $0.36 for the nine months ended September 30, 2007 and 2006, respectively. For the three and nine months ended September 30, 2006, net loss attributable to Convedia was $16.8 million and included a charge for in-process research and development of $14 million and amortization of acquired intangibles of $1.4 million. For the nine-months ended September 30, 2007, net loss includes lower gross margins and higher operating expenses including purchase accounting charges incurred in connection with the acquisition of Convedia resulting in $12.4 million of intangible amortization and $1.3 million of deferred compensation expenses. The decrease is also due to increased stock-based compensation expense of $3.0 million, for the nine months ended September 30, 2007, attributable to the diminishing benefit associated with the 2004 acceleration of employee stock options.

Cash and cash equivalents and investments amounted to $110.2 million and $136.0 million at September 30, 2007 and December 31, 2006, respectively. The decrease in cash and cash equivalents and investments during the nine months ended September 30, 2007, was primarily due to the purchase of MCPD during the third quarter of 2007 for $31.8 million at closing. This is partially offset by cash provided by operating activities.

Shelf Registration Statement — On October 26, 2007, we filed an unallocated shelf registration statement on Form S-3 for the offering from time to time of up to $150 million in securities consisting of common stock, preferred stock, depositary shares, warrants, debt securities or units consisting of one or more of these securities. The SEC declared the shelf registration effective on November 7, 2007. Except as may be stated in a prospectus supplement for any particular offering, we intend to use the net proceeds from the sale of any securities for general corporate purposes, which may include acquiring companies in our industry and related businesses, repaying existing debt, providing additional working capital and procuring capital assets.

Recent Developments

As discussed above, on September 12, 2007 we completed the acquisition of certain assets of MCPD, including products in the ATCA and compact PCI lines, of Intel. The acquisition will further our global leadership position in ATCA platforms and solutions for telecommunication equipment manufacturers worldwide.

We have added Intel’s MCPD assets to our product portfolio and we are committed to ensuring our new customers needs are well serviced both in the short and long term. The addition of the Intel modular communication assets to our award winning Promentum® product family helps us accelerate our ATCA product strategy, broadens our customer base and expands our addressable market.

Critical Accounting Policies and Estimates

We reaffirm our critical accounting policies and use of estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no significant changes during the three and nine months ended September 30, 2007 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Results of Operations

The following table sets forth certain operating data as a percentage of revenues for the three and nine months ended September 30, 2007 and 2006.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales:
Cost of sales	72.9	74.6	73.2	73.2
Amortization of purchased technology	4.2	0.0	4.4	0.0

Total cost of sales	77.1	74.6	77.6	73.2

Gross margin	22.9	25.4	22.4	26.8
Research and development	14.1	12.7	15.1	13.0
Selling, general, and administrative	14.2	12.8	15.5	12.1
Intangible assets amortization	1.3	1.9	1.4	0.9
In-process research and development charge	0.0	17.2	0.0	6.1
Restructuring and other charges (reversals)	(0.2)	0.0	0.6	(0.1)

Income (loss) from operations	(6.5)	(19.2)	(10.2)	5.2
Interest expense	(0.5)	(0.5)	(0.6)	(0.6)
Interest income	2.0	3.2	2.2	3.2
Other (expense) income, net	(0.0)	0.0	(0.1)	0.2

Loss before income tax provision (benefit)	(5.0)	(16.5)	(8.7)	(2.4)
Income tax provision (benefit)	(2.1)	(0.1)	(2.0)	0.9

Net loss	(2.9)%	(16.4)%	(6.7)%	(3.3)%

Comparison of Three and Nine Months Ended September 30, 2007 and 2006

Revenues. Revenues increased by $2.2 million or 2.7%, from $81.4 million in the three months ended September 30, 2006 to $83.6 million in the three months ended September 30, 2007. Revenues decreased by $5.8 million or 2.5%, from $231.8 million in the nine months ended September 30, 2006 to $226.0 million in the nine months ended September 30, 2007.

The increase in revenues for the three months ended September 30, 2007 compared to the same period in 2006 is primarily due to an increase in the communication networking market of $2.9 million partially offset by a slight decrease in the commercial systems market of $749 thousand. The decrease in revenues for the nine months ended September 30, 2007 compared to the same period in 2006 is primarily due to a decrease in the communication networking market of $7.4 million partially offset by an increases in the commercial systems market of $1.6 million.

For the three months ended September 30, 2007 compared to the same period in 2006, revenues in the communications networking market increased primarily due to the addition of media server revenues as well as increased wireless revenues partially offset by decreases in the IP networking and messaging market. For the nine months ended September 30, 2007 compared to the same period in 2006, revenues in the communications networking market decreased primarily due to lower wireless revenues offset by the addition of media server revenues.

For the three months ended September 30, 2007 compared to the same period in 2006, revenues in the commercial systems market decreased primarily due to decreases in our transaction terminal and medical submarkets. The decrease in revenues attributable to the transaction terminal market was primarily due to design wins nearing the end of their life cycle. For the nine months ended September 30, 2007 compared to the same period in 2006, revenues in the commercial systems market increased primarily due to increases within the test and measurement submarket partially offset by declines in our transaction terminal submarket. The increase in revenues from the test and measurement submarket was attributable to design wins that have ramped into production in the latter half of 2006. The decrease in revenues attributable to the transaction terminal market was primarily due to design wins nearing the end of their life cycle.

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

From a geographic perspective, for the three months ended September 30, 2007 compared to the same period in 2006, revenues as measured by destination in the EMEA and North America regions decreased by $6.1 million and $2.8 million, respectively, offset by increased revenues in the Asia Pacific region of $11.1 million. For the nine months ended September 30, 2007 compared to the same period in 2006, revenues as measured by destination in the EMEA decreased by $22.1 million, offset by increased revenues in the North American and Asia Pacific regions of $4.2 million and $12.2 million, respectively.

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

Gross Margin. Gross margins as a percentage of revenues were 22.9% and 25.4% for the three months ended September 30, 2007 and 2006, respectively. Gross margins as a percentage of revenues were 22.4% and 26.8% for the nine months ended September 30, 2007 and 2006, respectively. The decrease in gross margin as a percentage of revenues for the three and nine months ended September 30, 2007 compared to the same periods in 2006 was primarily attributable to amortization of purchased technology of $3.5 million and $10.0 million for the three and nine months ended September 30, 2007, respectively. We reclassified this amortization to cost of sales based on our view that the intangibles are associated with product costs and our revenue-generating process. For the three months ended September 30, 2007, this decrease is partially offset by product mix in our communications market and reduced manufacturing costs including lower manufacturing spending, lower excess and obsolescence inventory accruals and decreased costs associated with transitioning out of our North Carolina manufacturer. For the nine months ended September 30, 2007, the decrease is also due to product mix in our communications and commercial markets, increased excess and obsolescence inventory charges and costs associated with the remaining transitions from our North Carolina manufacturer. We currently expect our gross margin percent to be lower in the fourth quarter of 2007 compared to the third quarter of 2007 primarily due to the amortization of a full quarter’s worth of MCPD amortization of purchased technology.

Research and Development. Research, development and engineering (“R&D”) expenses consist primarily of salaries, bonuses and benefits for product development staff and cost of design and development supplies and equipment, net of reimbursements for nonrecurring engineering services. R&D expenses increased $1.4 million, or 13.4%, from $10.4 million for the three months ended September 30, 2006 to $11.8 million for the three months ended September 30, 2007. R&D expenses increased $3.9 million, or 12.8%, from $30.2 million for the nine months ended September 30, 2006 to $34.1 million for the nine months ended September 30, 2007. This increase is primarily due to the addition of our media server business, as well as an additional $264 thousand and $827 thousand of stock-based compensation expense for the three and nine months ended September 30, 2007 compared to the same periods in 2006, respectively. This increase is also due to the timing of engineering project expenses for new development programs. We currently anticipate increasing spending on R&D during the fourth quarter of 2007 compared to spending in the third quarter of 2007 primarily related to the newly acquired MCPD operating expenses.

Selling, General, and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of salaries, commissions, bonuses and benefits for sales, marketing, executive and administrative personnel, as well as professional services and costs of other general corporate activities. SG&A expenses increased by $1.5 million or 14.2%, from $10.4 million for the three months ended September 30, 2006 to $11.9 million for the three months ended September 30, 2007. SG&A expenses increased by $7.0 million or 25.1%, from $28.1 million for the nine months ended September 30, 2006 to $35.1 million for the nine months ended September 30, 2007. This increase is primarily due to the addition of our media server business, as well as an additional $535 thousand and $2.0 million of stock-based compensation expense for the three and nine months ended September 30, 2007 compared to the same periods in 2006, respectively. We currently anticipate increasing spending on SG&A during the fourth quarter of 2007 compared to spending in the third quarter of 2007 primarily related to the newly acquired MCPD operating expenses.

Stock-based Compensation Expense. Stock-based compensation expense consists of amortization of stock-based compensation associated with stock options, unvested restricted shares and shares issued to employees as a result of the employee stock purchase plan (“ESPP”). Stock-based compensation expense increased by $770 thousand or 43.4%, from $1.8 million for the three months ended September 30, 2006 to $2.5 million for the three months ended September 30, 2007. Stock-based compensation expense increased by $3.0 million or 66.3%, from $4.5 million for the nine months ended September 30, 2006 to $7.4 million for the nine months ended September 30, 2007. The increase is primarily due to the diminishing benefit associated with the 2004 acceleration of employee stock options as well as increased ESPP expense. We currently anticipate stock-based compensation expense to increase slightly in the fourth quarter of 2007.

We recognized stock-based compensation expense as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of sales	$195	$224	$727	$640
Research and development	716	452	2,030	1,203
Selling, general and administrative	1,633	1,098	4,668	2,622

Total	2,544	1,774	7,425	4,465

Deferred Compensation Expense. On September 1, 2006, all outstanding Convedia stock options vested and were considered exercised immediately. The proceeds of which were distributed as follows: 75% of the purchase price per share less the exercise price was paid to the option holder at closing and the remaining 25% will be paid in full to those Convedia employees still employed by RadiSys after one year of service. The 75% paid at the time of the acquisition is included in the purchase price and is allocated to goodwill. The remaining 25% is recorded as deferred compensation and amortized over the period of required service (one year). Pursuant to the purchase agreement, any forfeitures are reallocated to the remaining Convedia shareholders and option holders. During the three months ended September 30, 2007 we paid the remaining 25% of the proceeds calculated on September 30, 2006.

We recognized deferred compensation expense as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of sales	$17	$8	$67	$8
Research and development	106	53	426	53
Selling, general and administrative	193	95	757	95

Total	316	$156	1,250	$156

Intangible Assets Amortization. Intangible assets consist of purchased technology, patents and other identifiable intangible assets. Intangible assets amortization expense was $1.1 million and $1.5 million for the three months ended September 30, 2007 and 2006, respectively. Intangible assets amortization expense was $3.1 million and $2.0 million for the nine months ended September 30, 2007 and 2006, respectively. Intangible assets amortization increased due to intangible assets acquired with the purchase of Convedia and MCPD. We perform reviews for impairment of the purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Second Quarter 2007 Restructuring. During the second quarter of 2007, we incurred employee-related expenses of $1.4 million associated with skill set changes for approximately 20 employees. The changes involved creating an integrated structure with our media server business along with some skill set changes in certain selling, general and administrative and engineering groups. The costs incurred in this restructuring event include employee severance and medical benefits. All restructuring activities are expected to be completed by December 31, 2007. During the three and nine months ended September 30, 2007, we incurred $59 thousand and $1.5 million of employee-related expenses, respectively. These amounts were offset by reversals, during the third quarter of 2007, of $264 thousand related to lower severance costs than originally anticipated

First Quarter 2007 Restructuring. During the first quarter of 2007, we incurred employee-related expenses associated with certain engineering realignments. The costs incurred in this restructuring event are associated with employee termination benefits, including severance and medical benefits. All restructuring activities were completed by September 30, 2007. During the nine months ended September 30, 2007, we incurred $165 thousand offset by reversals of $7 thousand of employee-related expenses, respectively.

Fourth Quarter 2006 Restructuring. During the fourth quarter of 2006, we initiated a restructuring plan that included the elimination of 12 positions primarily supporting our contract manufacturing operations as a result of the termination of our relationships with one of our contract manufacturers in North America. The restructuring plan also included closing our Charlotte office. During the nine months ended September 30, 2007, we incurred additional severance and other employee-related separation costs of $127 thousand offset by reversals of $204 thousand, respectively, associated with three employees that found new positions within the Company. In addition, we incurred a cost of $64 thousand associated with the closing of the Charlotte office during the third quarter of 2007.

Interest Expense. Interest expense includes interest incurred on the convertible senior and the convertible subordinated notes. Interest expense decreased $16 thousand, or 3.7%, from $432 thousand for the three months ended September 30, 2006 to $416 thousand for the three months ended September 30, 2007. Interest expense decreased $22 thousand, or 1.7%, from $1.3 million for the nine months ended September 30, 2006 to $1.3 million for the nine months ended September 30, 2007. The decrease in the interest expense for the three and nine months ended September 30, 2007 compared to the same period in 2006 is primarily due to the payment of the remaining principal amount of the convertible subordinated notes in August of 2007.

Interest Income. Interest income decreased $940 thousand, or 35.7%, from $2.6 million for the three months ended September 30, 2006 to $1.7 million for the three months ended September 30, 2007. Interest income decreased $2.6 million, or 34.1%, from $7.5 million for the nine months ended September 30, 2006 to $4.9 million for the nine months ended September 30, 2007. Interest income decreased as a result of a lower average balance of cash, cash equivalents and investments for the three months ended September 30, 2007 compared to the same period in 2006 due primarily to the purchase of Convedia. This decrease was offset by increasing interest rates and a shift in our investment portfolio towards higher yielding auction rate securities. We anticipate further decreases to interest income due to the acquisition of MCPD.

Other Income (Expense), Net. Other income (expense), net, primarily includes foreign currency exchange gains and losses. Other expense, net, was $30 thousand for the three months ended September 30, 2007 compared to other expense, net of $32 thousand for the three months ended September 30, 2006. Other expense, net, was $151 thousand for the nine months ended September 30, 2007 compared to other income, net of $443 thousand for the nine months ended September 30, 2006.

Foreign currency exchange rate fluctuations resulted in a net loss of $22 thousand and $19 thousand for the three months ended September 30, 2007 and 2006, respectively. Foreign currency exchange rate fluctuations resulted in a net loss of $93 thousand for the nine months ended September 30, 2007 compared to a net gain of $58 thousand for the nine months ended September 30, 2006.

In addition to foreign currency exchange rate fluctuations, other expense, net, for the three and nine months ended September 30, 2007 includes losses associated with our executive deferred compensation plan. In addition to foreign currency exchange rate fluctuations, other income, net, for the nine months ended September 30, 2006 included $362 thousand associated with an insurance gain.

Income Tax Provision (Benefit). We recorded a tax benefit of $1.7 million and $121 thousand for the three months ended September 30, 2007 and 2006, respectively. We recorded a tax benefit of $4.4 million and a tax provision of $2.1 million for the nine months ended September 30, 2007 and 2006, respectively. We expect the effective tax rate for the year ending December 31, 2007 to be between 20% and 25% compared to 5.4% for the year ended December 31, 2006. The increase in the effective tax rate between the 2007 and the year ended December 31, 2006 is primarily due to the impact of stock compensation, in-process R&D, taxes on foreign income that differ from the U.S. tax rate and the revaluation of certain net deferred tax assets due to changes in foreign currency exchange rates.

Our net deferred tax assets in Canada are denominated in Canadian dollars. We revalue those net deferred tax assets using the applicable foreign currency exchange rate at the end of each period. Those foreign currency gains and losses are included in income tax expense. We recorded tax benefits of $657 thousand and $1.0 million due to the revaluation of the net deferred tax assets for the three and nine months ended September 30, 2007, respectively.

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

Liquidity and Capital Resources

The following table summarizes selected financial information as of the dates indicated and for each of the three months ended on the dates indicated:

	September 30, 2007	December 31, 2006	September 30, 2006
	(Dollar amounts in thousands)
Cash and cash equivalents	$30,245	$23,734	$36,912
Short-term investments	$70,000	$102,250	$105,100
Long-term investments	$10,000	$10,000	$9,997

Cash and cash equivalents and investments	$110,245	$135,984	$152,009
Working capital	$142,722	$161,575	$160,863
Accounts receivable, net	$60,255	$42,549	$53,905
Inventories, net	$26,381	$35,184	$21,329
Accounts payable	$42,924	$36,699	$53,280
Convertible senior notes	$97,513	$97,412	$97,379
Convertible subordinated notes	$—	$2,410	$2,407
Days sales outstanding (A)	66	53	60
Days to pay (B)	64	68	80
Inventory turns (C)	9.2	7.5	11.4
Inventory turns — days (D)	40	73	32
Cash cycle time — days (E)	42	58	12

(A)	Based on ending net trade receivables divided by daily revenue (quarterly revenue, annualized and divided by 365 days).

(B)	Based on ending accounts payable divided by daily cost of sales excluding amortization of purchased technology (quarterly cost of sales, annualized and divided by 365 days).

(C)	Based on quarterly cost of sales excluding amortization of purchased technology (annualized and divided by ending inventory).

(D)	Based on ending inventory divided by quarterly cost of sales excluding amortization of purchased technology (annualized and divided by 365 days).

(E)	Days sales outstanding plus inventory turns - days, less days to pay.

Cash and cash equivalents increased by $6.5 million from $23.7 million at December 31, 2006 to $30.2 million at September 30, 2007. Activities impacting cash and cash equivalents are as follows (in thousands):

Cash Flows

	For the Nine Months Ended September 30,
	2007	2006
Cash provided by operating activities	$5,983	$25,870
Cash used in investing activities	(615)	(90,144)
Cash provided by financing activities	897	10,831
Effects of exchange rate changes	246	300

Net increase (decrease) in cash and cash equivalents	$6,511	$(53,143)

On September 12, 2007, we completed the acquisition of MCPD, paying cash of $31.8 million at closing and estimated direct acquisition-related expenses of $282 thousand.

During the nine months ended September 30, 2007 and 2006, we used $3.8 million and $4.1 million, respectively, for capital expenditures. During the nine months ended September 30, 2007, capital expenditures were primarily associated with integrating the media server business, upgrading our internal infrastructure as well as increasing manufacturing capabilities in our Hillsboro facility. During the nine months ended September 30, 2006, capital expenditures were primarily associated with our increased investment in our development and marketing of our standards-based solutions.

During the nine months ended September 30, 2007 and 2006, we received $3.6 million and $10.9 million, respectively, in proceeds from the issuance of common stock through our stock compensation plans.

Changes in foreign currency rates impacted beginning cash balances during the nine months ended September 30, 2007 by $246 thousand. Due to our international operations where transactions are recorded in functional currencies other than the U.S. Dollar, the effects of changes in foreign currency exchange rates on existing cash balances during any given period result in amounts on the consolidated statements of cash flows that may not reflect the changes in the corresponding accounts on the consolidated balance sheets.

As of September 30, 2007 and December 31, 2006 working capital was $142.7 million and $161.6 million, respectively. Working capital decreased by $18.9 million due primarily to the purchase of MCPD for $31.8 million partially offset by positive cash flow generated from operating activities as well as from proceeds from sales of investments generated during the nine months ended September 30, 2007.

Investments

Investments consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Short-term investments, classified as available-for-sale	$70,000	$102,250

Long-term held-to-maturity investments	$10,000	$10,000

We invest excess cash in debt instruments of the U.S. Government and its agencies, high-quality corporate issuers and municipalities. As of September 30, 2007, we had $70.0 million investments classified as available-for-sale. As of September 30, 2007, we had $10.0 million long-term held-to-maturity investments. During 2006, we shifted our investments to auction rate securities as we were actively evaluating potential acquisitions and partnership opportunities. Our investment policy requires that the total investment portfolio, including cash and investments, not exceed a maximum weighted-average maturity of 18 months. In addition, the policy mandates that an individual investment must have a maturity of less than 36 months, with no more than 20% of the total portfolio exceeding 24 months. As of September 30, 2007, we were in compliance with our investment policy.

Line of Credit

During the quarter ended March 31, 2006, we transferred our $20.0 million line of credit facility from our commercial bank to an investment bank. This line of credit facility has an interest rate based on the 30-day London Inter-Bank Offered Rate (“LIBOR”) plus 0.75%. The line of credit is collateralized by our non-equity investments. The market value of non-equity investments must exceed 125% of the borrowed facility amount. At September 30, 2007, we had a standby letter of credit outstanding as required by one of our medical insurance carriers for $105 thousand.

As of September 30, 2007 and December 31, 2006, there were no outstanding balances on the standby letter of credit or line of credit.

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

As of September 30, 2007 we had outstanding convertible senior notes with a face value of $100 million and a book value of $97.5 million, net of unamortized discount of $2.5 million. As of December 31, 2006, we had outstanding convertible senior notes with a face value of $100 million and a book value of $97.4 million, net of unamortized discount of $2.6 million. The estimated fair value of the convertible senior notes was $93.0 million and $96.6 million at September 30, 2007 and December 31, 2006, respectively.

On October 23, 2007, the Board of Directors approved the repurchase of the $100 million principal amount of the convertible senior notes. We may elect to use a portion of our cash and cash equivalents and investment balances to buy back amounts of the convertible senior notes.

Convertible Subordinated Notes

During August 2000, we completed a private offering of $120 million in aggregate principal amount of 5.5% convertible subordinated notes due to qualified institutional buyers. From 2000 to 2006, we repurchased $117.7 million in aggregate principal amount of the convertible subordinated notes, with an associated unamortized discount of $2.4 million. We repurchased the notes for $106.7 million and, as a result, recorded a gain of $8.5 million. We paid the remaining balance of $2.4 million at maturity on August 15, 2007.

Contractual Obligations

The following summarizes our contractual obligations at September 30, 2007 and the effect of such on our liquidity and cash flows in future periods (in thousands).

	2007*	2008	2009	2010	2011	Thereafter
Future minimum lease payments	$915	$3,703	$3,082	$2,740	$1,635	$—
Purchase obligations(A)	30,661	1,069	—	—	—	—
Interest on convertible notes	688	1,375	1,375	1,375	1,375	16,500
Convertible senior notes(B)	—	100,000	—	—	—	—

Total	$32,264	$106,147	$4,457	$4,115	$3,010	$16,500

*	Remaining three months.

(A)	Purchase obligations include agreements or purchase orders to purchase goods or services that are enforceable and legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(B)	The convertible senior notes are shown at their face values, gross of unamortized discount amounting to $2.5 million at September 30, 2007. On or after November 15, 2008, we may redeem the convertible senior notes at any time. On November 15, 2008, November 15, 2013, and November 15, 2018, holders of the convertible senior notes will have the right to require us to purchase, in cash, all or any part of the notes held by such holders at a purchase price equal to 100% of the principal amount of the notes being purchased, together with accrued and unpaid interest and additional interest, if any, up to but excluding the purchase date.

In addition to the above, as discussed in Note 12 to our consolidated financial statements, we have approximately $1.9 million associated with unrecognized tax benefits and related interest and penalties. These liabilities are primarily included as a component of “other long-term liabilities” in our consolidated balance sheet as we do not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but do not believe that the ultimate settlement of our obligations will materially affect our liquidity.

Off-Balance Sheet Arrangements

We do not engage in any activity involving special purpose entities or off-balance sheet financing.

Shelf Registration Statement

On October 26, 2007, we filed an unallocated shelf registration statement on Form S-3 for the offering from time to time of up to $150 million in securities consisting of common stock, preferred stock, depositary shares, warrants, debt securities or units consisting of one or more of these securities. The SEC declared the shelf registration statement effective on November 7, 2007. Except as may be stated in a prospectus supplement for any particular offering, we intend to use the net proceeds from the sale of any securities for general corporate purposes, which may include acquiring companies in our industry and related businesses, repaying existing debt, providing additional working capital and procuring capital assets.

Liquidity Outlook

We believe that our current cash and cash equivalents and investments, net, amounting to $110.2 million at September 30, 2007 and the cash generated from operations and, if we elect to conduct an offering under our shelf registration statement, the proceeds of any such securities offering will satisfy our short and long-term expected working capital needs, capital expenditures, and other liquidity requirements associated with our existing business operations. Capital expenditures are expected to range from $1.5 million to $2.0 million per quarter as we make additional R&D and IT capital investments.

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements. Some of the forward-looking statements contained in this Quarterly Report include:

•	our statements concerning our beliefs about the success of our shift in business strategy from perfect fit solutions to standards-based solutions;

•	the adoption by our customers of standards-based solutions, Media Server and ATCA and the size of the addressable market for ATCA;

•	expectations and goals for revenues, gross margin, R&D expenses, selling, general, administrative expenses and profits;

•	estimates of anticipated revenue from design wins;

•	estimates and impact of stock-based compensation expense;

•	expectations about the benefits from and integration of the operations, technologies, products or personnel from the acquisition of Convedia and MCPD;

•	estimates and impact of the costs of the acquisition of Convedia and MCPD;

•	statements concerning certain strategic partnerships;

•	currency exchange rate fluctuations, changes in tariff and trade policies and other risks associated with foreign operations;

•	our projected liquidity; and

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

Interest Rate Risk. We invest excess cash in debt instruments of the U.S. Government and its agencies, high-quality corporate issuers and municipalities. We attempt to protect and preserve our invested funds by limiting default, market, and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely affected due to a rise in interest rates while floating rate securities may produce less income than expected if interest rates decline. Due to the short duration of most of the investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair value of our investment portfolio. Additionally, the interest rate changes affect the fair market value but do not necessarily have a direct impact on our earnings or cash flows. Therefore, we would not expect our operating results or cash flows to be affected, to any significant degree, by the effect of a sudden change in market interest rates on the securities portfolio. The estimated fair value of our debt securities that we have invested in at September 30, 2007 and December 31, 2006 was $83.4 million and $112.5 million, respectively. The effect of an immediate 10% change in interest rates would not have a material effect on our operating results or cash flows.

Foreign Currency Risk. We pay the expenses of our international operations in local currencies, namely, the Euro, British Pound Sterling, New Shekel, Japanese Yen, Chinese Renminbi and Canadian Dollar. The international operations are subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, foreign exchange rate volatility and other regulations and restrictions. Accordingly, future results could be materially and adversely affected by changes in these or other factors. We are also exposed to foreign exchange rate fluctuations as the balance sheets and income statements of our foreign subsidiaries are translated into U.S. Dollars during the consolidation process. Because exchange rates vary, these results, when translated, may vary from expectations and adversely affect overall expected profitability. Foreign currency exchange rate fluctuations resulted in a net loss of $22 thousand and $19 thousand for the three months ended September 30, 2007 and 2006, respectively. Foreign currency exchange rate fluctuations resulted in a net loss of $92 thousand and a net gain of $58 thousand for the nine months ended September 30, 2007 and 2006, respectively.

Convertible Notes. The fair value of the convertible senior notes is sensitive to interest rate changes. Interest rate changes would result in an increase or decrease in the fair value of the convertible notes, due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our senior convertible notes in the open market, changes in the fair value of senior convertible notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of the convertible senior notes was $93.0 million and $96.6 million at September 30, 2007 and December 31, 2006, respectively.

On October 23, 2007, the Board of Directors approved the repurchase of the $100 million principal amount of the convertible senior notes. We may elect to use a portion of our cash and cash equivalents and investment balances to buy back amounts of the convertible senior notes.

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

In connection with the evaluation described above, we identified no change in our internal control over financial reporting that occurred during the three months ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the third quarter of 2007, we completed the process of incorporating our controls and procedures into Convedia, which was acquired effective September 1, 2006, and have included such in our assessment of our internal control over financial reporting as of September 30, 2007.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There are many factors that affect our business and the results of our operations, many of which are beyond our control. In addition to the other information set forth in our Form 10-Q for the quarterly periods ended March 31, 2007, June 30, 2007 and this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended

December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2006, as updated in our quarterly reports on Form 10-Q, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The failure to successfully integrate MCPD’s business into our operations in the expected time frame, or at all, may adversely affect our future results.

We believe that the acquisition of MCPD, completed in September 2007 will result in certain benefits, including expanded global reach and increased product offerings. However, to realize these anticipated benefits, MCPD’s business must be successfully integrated into RadiSys’ operations by focusing on general and administrative, manufacturing and marketing and sales cooperation. The success of the MPCD acquisition will depend on our ability to realize these anticipated benefits from integrating MCPD’s business into our operations. We may fail to realize the anticipated benefits of the MCPD acquisition on a timely basis, or at all, for a variety of reasons, including the following:

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

During November 2003, we completed a private offering of $100 million in aggregate principal amount of convertible senior notes due November 15, 2023 to qualified institutional buyers. The notes are convertible prior to maturity into shares of our common stock at a conversion price of $23.57 per share under certain circumstances that include but are not limited to (i) conversion due to the closing price of our common stock on the trading day prior to the conversion date reaching 120% or more of the conversion price of the notes on such trading date and (ii) conversion due to the trading price of the notes falling below 98% of the conversion value. Upon conversion we will have the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. We may redeem all or a portion of the notes at our option on or after November 15, 2006 but before November 15, 2008 provided that the closing price of our common stock exceeds 130% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of the notice of the provisional redemption. As of September 30, 2007, the convertible senior notes were not redeemable at our option. On or after November 15, 2008, we may redeem the notes at any time. On November 15, 2008, November 15, 2013, and November 15, 2018, holders of the convertible senior notes will have the right to require us to purchase, in cash, all or any part of the notes held by such holder at a purchase price equal to 100% of the principal amount of the notes being purchased, together with accrued and unpaid interest and additional interest, if any, up to but excluding the purchase date.

On October 23, 2007, the Board of Directors approved the repurchase of the principal amount of the convertible senior notes. As of September 30, 2007, we had outstanding convertible senior notes with a face value of $100 million. While we cannot predict whether or when holders of the convertible senior notes will choose to exercise their repurchase rights, we believe that they would become more likely to do so in the event that the price of our common stock is not greater than certain levels or if interest rates increase, or both. Therefore, if a substantial portion of the convertible senior notes were to be submitted for repurchase on any of the repurchase dates, we might need to use a substantial amount of our available sources of liquidity for this purpose. Consequently, such repurchase could have the effect of restricting our ability to fund new acquisitions or to meet other future working capital needs, as well as increasing our costs of borrowing. We may seek other means of refinancing or restructuring our obligations under the convertible senior notes, but this may result in terms less favorable than those under the existing convertible senior notes.

Because of our dependence on certain customers, the loss of, or a substantial decline in sales to, a top customer could have a material adverse effect on our revenues and profitability.

During 2006, we derived 66.7% of our revenues from five customers. These five customers were Nokia Siemens Networks, Nortel, Comverse, Philips Medical Systems and Avaya. During 2006, revenues attributable to Nokia and Nortel were 39.4% and 10.3%, respectively. During the three and nine months ended September 30, 2007, we derived 52.0% and 42.1% of our revenues from Nokia Siemens Networks, respectively. A financial hardship experienced by, or a substantial decrease in sales to any one of our top customers could materially affect revenues and profitability. Generally, these customers are not the end-users of our products. If any of these customers’ efforts to market the end products we design and manufacture for them or the end products into which our products are incorporated are unsuccessful in the marketplace our design wins, sales and/or profitability will be significantly reduced. Furthermore, if these customers experience adverse economic conditions in the markets into which they sell our products (end markets), we would expect a significant reduction in spending by these customers. Some of the end markets that these customers sell our products into are characterized by intense competition, rapid technological change and economic uncertainty. Our exposure to economic cyclicality and any related fluctuation in demand from these customers could have a material adverse effect on our revenues and financial condition.

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

Item 5.	Other Events

On November 6, 2007, the Compensation Committee of the Board of Directors of our Company, in recognition of Mr. Brian Bronson’s services and his performance in connection with the acquisition of certain assets of MCPD, approved an award to Mr. Bronson of a cash bonus in the aggregate amount of $40 thousand.

Item 6.	Exhibits

(a) Exhibits

Exhibit No	Description

4.1	RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

4.2	Form of Notice of Option Grant for United States employees for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

4.3	Form of Notice of Option Grant for Canada employees for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.6 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

4.4	Form of Notice of Option Grant for China employees for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

4.5	Form of Notice of Option Grant for international employees for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.8 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

4.6	Form of Restricted Stock Unit Grant Agreement for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.9 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

10.1	Amended and Restated Asset Purchase Agreement, dated September 12, 2007, by and between the Company and Intel Corporation. Incorporated by reference from Exhibit 2.1 in the Company’s Amended Current Report of Form 8-K/A, filed on November 1, 2007, SEC File No. 000-26844.

10.2*	Transition Services Agreement, dated September 12, 2007, by and between the Company and Intel Corporation (portions of the exhibit have been omitted pursuant to a request for confidential treatment to the Commission).

10.3*	Warranty Services Agreement, dated September 12, 2007, by and between the Company and Intel Corporation (portions of the exhibit have been omitted pursuant to a request for confidential treatment to the Commission).

10.4*	Description of the Revisions of the Company’s Directors Compensation Arrangements.

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADISYS CORPORATION

Dated:	November 8, 2007	By:	/s/ SCOTT C. GROUT
Scott C. Grout
President and Chief Executive Officer

Dated:	November 8, 2007	By:	/s/ BRIAN BRONSON
Brian Bronson
Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Description

4.1	RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

4.2	Form of Notice of Option Grant for United States employees for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

4.3	Form of Notice of Option Grant for Canada employees for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.6 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

4.4	Form of Notice of Option Grant for China employees for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

4.5	Form of Notice of Option Grant for international employees for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.8 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

4.6	Form of Restricted Stock Unit Grant Agreement for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.9 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

10.1	Amended and Restated Asset Purchase Agreement, dated September 12, 2007, by and between the Company and Intel Corporation. Incorporated by reference from Exhibit 2.1 in the Company’s Amended Current Report of Form 8-K/A, filed on November 1, 2007, SEC File No. 000-26844.

10.2*	Transition Services Agreement, dated September 12, 2007, by and between the Company and Intel Corporation (portions of the exhibit have been omitted pursuant to a request for confidential treatment to the Commission).

10.3*	Warranty Services Agreement, dated September 12, 2007, by and between the Company and Intel Corporation (portions of the exhibit have been omitted pursuant to a request for confidential treatment to the Commission).

10.4*	Description of the Revisions of the Company’s Directors Compensation Arrangements.

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith