Form 10-K
period 2007-12-31
RADISYS CORP
filed 2008-02-27
CIK 873044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(503) 615-1100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, No Par Value	The NASDAQ Stock Market LLC
(Title of each Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based upon the closing price of the NASDAQ Global Select Market on June 30, 2007 of $12.40) of the Registrant at that date was approximately $270,047,000. For purposes of the calculation executive officers, directors and holders of 10% or more of the outstanding common stock are considered affiliates.

Number of shares of common stock outstanding as of February 22, 2008: 22,447,839

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders to be held May 15, 2008 are incorporated by reference into Part III of this Form 10-K.

RADISYS CORPORATION

FORM 10-K

i

PART I

Item 1.	Business

General

RadiSys Corporation is a leading provider of advanced embedded solutions for the communications networking and commercial systems markets. Through innovative product planning, intimate customer collaboration, and the combination of innovative technologies and industry leading architecture, we help original equipment manufacturers (“OEMs”), systems integrators and solution providers bring better products to market faster and more economically. Our products include embedded boards, application enabling platforms and turn-key systems, which are used in today’s complex computing, processing and network intensive applications. Unless context otherwise requires, or as otherwise indicated, “we,” “us,” “our” and similar terms, as well as references to the “Company” and “RadiSys” refer to RadiSys Corporation and include all of our consolidated subsidiaries.

Our Markets

We provide application enabling solutions to the following two distinct markets:

•

Communications Networking—The communications networking market consists primarily of networking infrastructure and applications for deployment within the wireless and IP networking and messaging markets. Applications in these markets include 2, 2.5 and 3G wireless infrastructure products, IP media server platforms, packet based switches, unified messaging solutions, voice messaging, multimedia messaging, video distribution, network access, security and switching applications.

•

Commercial Systems—The commercial systems market includes the following sub-markets: medical systems, military, test and measurement equipment, transaction terminals and industrial automation equipment. Examples of products which incorporate our commercial embedded solutions include ultrasound equipment, X-Ray, MRI, immunodiagnostics and hematology systems, CAT Scan imaging equipment, network and production test equipment, consumer transaction terminals, semiconductor manufacturing equipment and electronics assembly equipment.

Market Drivers

We believe there are a number of fundamental drivers for growth in the embedded solutions market, including:

•

Increasing desire by OEMs to utilize standards-based, merchant-supplied modular building blocks and platforms to develop their new systems. We believe OEMs are combining their internal development efforts with merchant-supplied building blocks and platforms from partners like RadiSys to deliver a larger number of more valuable new products to market faster at a lower total cost.

•

Increasing usage levels of general purpose technologies, such as Ethernet, IP, Linux, media processing and central processing units (“CPUs”), graphics processing units and network processing units (“NPUs”), to provide programmable, intelligent and networked functionality to a wide variety of applications, including wireless, wireline and data communications, network security, image processing, transaction and monitoring and control.

•

Increasing demand for standards-based solutions, such as ATCA, Session Initiation Protocol, IP Multimedia Subsystem and Computer-on-Module Express (“COM Express”), which motivates system makers to take advantage of proven and validated standards-based products.

Our Solutions

We provide our customers with standards-based and perfect fit (custom) advanced embedded solutions that enable them to focus their resources and development efforts on their key areas of differentiation and allow them to provide higher value systems with a time-to-market advantage and a lower total cost.

Key benefits of our solutions include:

Broad portfolio of embedded solution products. Our product lines include a large portfolio of embedded solutions, integrated platforms and turnkey systems. Our product portfolio allows us to address a range of customer requirements and applications. We believe that over time many of our customers will increasingly rely on a smaller set of vendors who can address a broader set of their embedded solution needs.

Deep pool of technical resources. Our research and development staff has extensive experience in designing embedded hardware and software solutions. Our customers benefit from the broad array of standards-based solutions that our R&D staff continues to develop and support, as well as our staff’s experience in designing perfect fit solutions for our customers.

Reduced time to market. We offer standards-based, ready-made solutions such as ATCA-based solutions for the communications networking market and COM Express solutions for the commercial market. These standards-based solutions combined with our strong technical resources provide our OEM customers with more flexibility and reduced time-to-market than if they developed these solutions internally.

Leading, high-performance technology. We have been the first to market with many technological advancements such as the industry’s first 10-Gigabit common managed platform, and we are a leader in areas such as IP conferencing and COM Express new product development. Our design capabilities extend to CPUs, NPUs, digital signal processing and integrated software managed platforms, such as media and application servers, as well as many other areas.

Our Strategy

Build market leadership in standards-based advanced embedded solutions in our target markets. We believe this strategy enables our customers to focus their resources and development efforts on their key areas of competency allowing them to provide higher value systems with a time-to-market advantage and a lower total cost. We are currently one of the leading vendors in ATCA and COM Express embedded solutions, as well as IP Media Servers. We intend to continue to invest significant research and development and sales and marketing resources to build our presence in these market segments.

Develop our offering of higher value platform solutions. Historically, the majority of our revenues have been from the sale of boards or blades. While we will continue to focus on these product segments, we are also spending considerable resources developing turnkey platform solutions that incorporate complete hardware systems as well as embedded software developed by us or third parties. These platforms provide an additional revenue opportunity for us, and we believe revenues from these products have the potential to generate higher average selling prices and higher gross margins than those provided from the sale of boards or blades.

Expand our global customer base. We continue to expand the number of customers that we work with, particularly as more customers become aware of the benefits of standards-based embedded solutions. Our global reach allows us to market our solutions to most leading system vendors in our target markets. In addition, our acquisitions of Convedia Corporation (“Convedia”) and certain assets of the modular communications platform division (“MCPD”) business from Intel Corporation (“Intel”) provide us access to additional customers to whom we intend to market our full product line.

Explore new partnerships and strategic acquisitions as a means to build leadership in our target markets. We continue to investigate partnerships and strategic relationships which can expand the number of solutions we offer and increase our market reach. We also continue to evaluate potential acquisition opportunities to acquire new capabilities which can help us achieve our strategic goals. For example, in the last two years, we have acquired Convedia, a closely-held vendor of IP media servers, and the MCPD business, including products in the ATCA and compact PCI lines, of Intel.

Products

We design and manufacture a broad range of products at different levels of integration:

•	complete turn-key platforms for communications networking such as 10G (Gigabit) ATCA platforms and carrier grade media servers (“Media Servers”);

•	embedded subsystems and functional platforms using ATCA, COM Express and customer-specific proprietary platforms;

•	compute, input/output (“I/O”), storage, inter-networking and packet processing blades; and

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

Standards-based Solutions. As a Premier Member of the Intel® Embedded and Communications Alliance, and as a long-time member of the PCI Industrial Computer Manufacturers Group (“PICMG”), SCOPE and the SA Forum standards bodies, we believe that we continue to play a leading role in the development and deployment of system architectural standards that are most relevant to our markets. In the IP communications market we believe that we continue to play a leading role in the development and deployment of media server and Multimedia Resource Function (“MRF”) standards through our membership in the Third-Generation Partnership Project (“3GPP”) and our long-term contributions to the Internet Engineering Task Force (“IETF”).

Beginning in 2004 we shifted our product development investment from predominantly one-off custom-designed products (“perfect fit solutions”) to standards-based, re-usable platforms and systems (“standards-based solutions”). We believe standards-based solutions provide our customers a number of fundamental benefits. First, by using ready-made solutions rather than ground-start custom-designs, our customers can achieve significantly shorter product development intervals and faster time-to-market. Second, we believe our customers can achieve a lower total cost by using solutions that are leveraged across multiple applications rather than a single-use proprietary solution. The benefit to RadiSys is that by offering standards-based solutions, we believe we have the opportunity to address a wider range of new market opportunities than with one-off, custom-designs. We believe this ability to reuse designs gives us more leverage and makes our business and investment model more scalable. Finally, we believe this standards-based model will allow us to provide more integrated and higher value solutions to our customers than we have typically delivered under a custom-design model. These higher value solutions should provide more product content and drive higher average selling prices and therefore more total revenue opportunity for our products.

We intend to increasingly focus our development effort on moving deeper into the data path and further up the software stack, positioning us to provide more complete application-ready platforms and more value for our customers. We believe that turn-key modular solutions such as ATCA platforms and Media Servers will grow to become an attractive market to RadiSys. The success of our new ATCA projects is tied to future deployment of wireless voice, wireless data and VoIP applications by our customers. Likewise the success of our Media Servers is tied to the future deployment of IP Multimedia Subsystems (“IMS”).

We believe that ATCA and Media Servers will become more prevalent in implementing network equipment and that it will reach multi-billion dollar levels over time. However, history has shown us that rates of adoption in these markets can be slower than projected. For RadiSys, this is predominately a new market opportunity that has not existed in a meaningful way for us until now. Up until this point only a limited number of equipment makers have used merchant-supplied, standards-based modular platforms. Based on our interactions with customers, we believe this model will become more widely adopted as network equipment makers strive to bring more products to market faster and with lower design and product costs. Currently, our standards-based products do not make up a significant percentage of our total revenues, however, we believe design wins associated with these products will begin to ramp into production in 2008.

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

We have introduced or announced the following standards-based solutions products:

Promentum®. Our Promentum® ATCA family includes a fully integrated application ready platform as well as a set of modular building blocks all configurable for a wide variety of applications. Going beyond simple building blocks, our ATCA strategy delivers a common managed platform for network element and dataplane applications, which offers a significant benefit to our customers. Utilizing the same managed platform for a variety of applications, Telecom Equipment Manufactures (“TEMs”) can reduce overall development time by up to 50% and significantly reduce development, lifecycle and equipment costs.

The Promentum® SYS-6010 is the industry’s first ATCA 10Gigabit managed platform. The SYS-6010 is a fully integrated and validated managed platform designed to address high speed I/O and bandwidth intensive traffic-bearing applications. This platform is designed to be implemented in a flexible and reliable architecture complete with comprehensive system management. The Promentum® ATCA building blocks are implemented in a modular fashion with seamless interoperability.

Finally, on September 12, 2007, we completed the acquisition of certain assets of the MCPD business, including products in the ATCA and compact PCI lines, of Intel. The acquisition will further our global leadership position in ATCA platforms and solutions for telecommunication equipment manufacturers worldwide. The addition of the Intel modular communication assets to our award winning Promentum® product family will also help us broaden our customer base and expand our addressable market.

Procelerant®. Our Procelerant® CE blades and boards are designed for embedded applications that require a standard processor and memory subsystem, but also modular flexibility to retain key design level IP on a separate carrier board. Procelerant® CE products are based on modular computing solutions. COM Express is a standard that provides a bridge from legacy interfaces such as PCI and IDE to new serial differential signaling technologies such as PCI Express, Serial ATA, USB 2.0, LVDS, and Serial DVO. Because they are modular and standards-based, our COM Express products help equipment manufacturers shorten their time to market and reduce development costs. By making processor, chipset and memory modular and independent of the rest of the system design, manufacturers can focus engineering resources on developing differentiating features and avoid the design churn that comes with implementing new processor generations.

Convediatm Media Servers (“CMS”). In the third quarter of 2006, we completed the acquisition of Convedia and entered the media server market with a portfolio of market leading IP media server products. RadiSys CMS enable service innovation and differentiation by providing powerful, reusable and highly scalable multimedia processing platforms for VoIP and IMS telecommunication service providers and enterprise customers. Together with our solution partners, the CMS family supports the next generation of feature rich, turnkey, high-value services that combine the best of the Internet and telecommunications worlds.

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

Competition

We have three different types of competitors:

•

Our target customers—Our most significant competition is from our own customers and potential customers who choose to remain vertically integrated and continue to fully design and supply all or most of their own modules and sub-systems. However, we believe system makers are moving away from this proprietary mode of system development and supply.

•	Merchant Platform Providers—Some of these competitors include a division within Emerson, Hewlett Packard, IBM, IP Unity, Mercury Computer Systems and Sun Microsystems.

•	Merchant Board Providers—Some of these competitors include Advantech Co., AudioCodes, a division within General Electric Company, Interphase and Kontron AG.

We believe that our system level architecture and design expertise, coupled with our broad product portfolio and flexibility in working intimately with system makers, will enable us to differentiate our products against our competition. We believe our rapid design cycles and standards-based solutions will provide customers with a time to market advantage at a lower total cost.

Customers

Our customers include many leading system makers in a variety of end markets. Examples of these customers include: Agilent Technologies, Alcatel Lucent, Arrow Electronics, Avaya, Comverse Network Systems (“Comverse”)- a division of Comverse Technology, Danaher, Fujitsu, Hewlett Packard, Huawei Technologies Co., IBM, Intercall, a division of West Corporation, Miltope, Nokia Siemens Networks, Nortel Networks (“Nortel”), Philips Healthcare, Siemens Medical and Universal Instruments.

Our five largest customers, accounting for approximately 66.0% of revenues in 2007 are listed below with an example of the type of application which incorporates RadiSys products:

Customer	Application
Avaya	Unified messaging products
Comverse	Wireless Voice and Multimedia Messaging Systems
Nokia Siemens Networks	2, 2.5, and 3G Wireless Infrastructure Equipment
Nortel	IP-Enabled PBX systems and switches and Versatile Service Engine common application platforms
Philips Healthcare	Cardiovascular, Surgical, and Medical Imaging Equipment

Nokia Siemens Networks was our largest customer in 2007 accounting for 43.8% of total 2007 revenues.

Research, Development and Engineering

We believe that our research, development and engineering (“R&D”) expertise represents an important competitive advantage. Our R&D staff consisted of 291 engineers and technicians as of February 1, 2008. We currently have design centers located in the U.S, Canada, China and Malaysia.

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

A portion of our R&D efforts are focused on custom solutions for our customers, where existing functional building blocks are tailored to meet the customer’s specific needs. For these programs, our engineering team works closely with the customer’s engineering team to architect, develop and deliver solutions that meet their specific requirements using RadiSys’ functional building blocks. We engage in close and frequent communication during the design and supply process, allowing us to operate as a “virtual division” within a customer’s organization. We believe our in-depth understanding of embedded systems provides customers with specialized competitive solutions, earning RadiSys a strong incumbent position for future system development projects.

It is our objective to retain the rights to technology developed during the design process. In some cases, we agree to share technology rights, manufacturing rights, or both, with the customer. However, we generally retain nonexclusive rights to use any shared technology.

Sales and Marketing

Our products are sold through a variety of channels, including direct sales, distributors and sales representatives. The total direct sales and marketing headcount was 103 as of February 1, 2008. We use our dedicated cross-functional teams to develop long-term relationships with our customers. Our cross-functional teams include sales, application engineering, marketing, program management, supply chain management and design engineering. Our teams collaborate with our customers to combine their development efforts in key areas of competency with our standards-based or perfect-fit solutions to achieve higher quality, lower development and product cost and faster time to market for their products.

We market and sell our products in North America, the Europe, the Middle East and Africa (“EMEA”) region, and the Asia Pacific region. In each of these geographies, products are sold principally through a direct sales force with our sales resources located in the U.S, Canada, Europe, Israel, China and Japan. In addition, in each of these geographies we make use of an indirect distribution model and sales representatives to access additional customers. With the acquisition of the MCPD business, we expect to expand the utilization of the indirect distribution model for our more standards-based ATCA products. In 2007, global revenues were comprised geographically of 32.6% from North America, 40.6% from EMEA and 26.8% from Asia Pacific. See Note 19 of the Notes to the Consolidated Financial Statements for financial information by geographic area.

Manufacturing Operations

We utilize a combination of internal and outsourced manufacturing. Total manufacturing operations headcount was 278 as of February 1, 2008. We currently manufacture approximately 20% of our own products and intend to continue to outsource the majority of our products to manufacturing services partners for better global customer fulfillment and reduced cost.

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

We also have a facility in Vancouver, British Columbia, which is responsible for the final integration, testing and delivery of Media Server systems. This includes working with our contract manufacturer to manufacture and functionally test all hardware components of an end system.

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

We also rely on contract manufacturers for certain RadiSys products. Alternative sources of manufacturing services for the RadiSys products, including transitioning the products, could require significant time and resources to establish. In addition, any decline in the quality of components supplied by our vendors or products produced by our contracting manufacturing partners could adversely impact our reputation and business performance.

Backlog

As of December 31, 2007, our backlog was approximately $33.8 million, compared to $21.7 million as of December 31, 2006. We include in our backlog statistic all purchase orders scheduled for delivery within 12 months.

Intellectual Property

We hold 26 U.S. and three foreign utility patents, three U.S. design patents and have five U.S. and 18 foreign patent applications pending; however, we rely principally on trade secrets, know how and rapid time to market for protection and leverage of our intellectual property. We believe that our competitiveness depends much more on the pace of our product development, trade secrets, and our relationships with customers than in filed and issued patents. We have from time to time been made aware of others in the industry who assert exclusive rights to certain technologies, usually in the form of an offer to license certain rights for fees or royalties. Our policy is to evaluate such claims on a case-by-case basis. We may seek to enter into licensing agreements with companies having or asserting rights to technologies if we conclude that such licensing arrangements are necessary or desirable in developing specific products.

Employees

As of February 1, 2008, we had 776 employees, of which 673 were regular employees and 103 were agency temporary employees or contractors. We are not subject to any collective bargaining agreement, have never been subject to a work stoppage, and believe that we have maintained good relationships with our employees.

Corporate History

RadiSys Corporation was incorporated in March 1987 under the laws of the State of Oregon. Our principal offices are located at 5545 N.E. Dawson Creek Drive, Hillsboro, OR 97124; our telephone number is (503) 615-1100. Our website address is www.radisys.com.

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

We have adopted Corporate Governance Guidelines for our Board of Directors and a Code of Conduct and Ethics for our Board of Directors, our Chief Executive Officer, principal financial and accounting officers and other persons responsible for financial management and our employees generally. We also have charters for the Audit Committee, Compensation and Development Committee, Nominating and Corporate Governance Committee of our Board of Directors. Copies of the above-referenced documents may be obtained on our website (www.radisys.com), and such information is available in print to any shareholder who requests it.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. Some of the forward-looking statements contained in this Annual Report on Form 10-K include:

•	our statements concerning our beliefs about the success of our shift in business strategy from perfect fit (custom) solutions to standards-based solutions;

•	the adoption by our customers of standards-based solutions and ATCA;

•	the size of the addressable market for ATCA;

•	estimates of anticipated revenue from design wins;

•	estimates and future expectations regarding our revenues from our wireless market;

•	expectations and goals for revenues, gross margin, R&D expenses, selling, general and administrative expenses and profits;

•	estimates and impact of stock-based compensation expense;

•	expectations about the benefits from and integration of the operations, technologies, products or personnel from the acquisition of Convedia and MCPD;

•	estimates and impact of the costs of the acquisition of Convedia and MCPD;

•	the impact of our restructuring events on future operating results;

•	currency exchange rate fluctuations, changes in tariff and trade policies and other risks associated with foreign operations;

•	our projected liquidity;

•	matters affecting the embedded system industry, including changes in industry standards, changes in customer requirements and new product introductions; and

•	other risks described in Item 1a “Risk Factors”.

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

For 2007 and 2006, we derived 66.0% and 66.7%, respectively, of our revenues from our five largest customers during these periods. These five customers were Nokia Siemens Networks, Nortel, Comverse, Philips Healthcare and Avaya. During 2007, revenues attributable to Nokia Siemens Networks were 43.8%. During 2006, revenues attributable to Nokia Siemens Networks (including the revenues of Nokia and Siemens Networks prior to their business combination) and Nortel were 40.9% and 10.3%, respectively. Because of our significant customer concentration, our largest customers have additional pricing power over us. Further, a financial hardship experienced by, or a substantial decrease in sales to, any one of our top customers could materially affect our revenues and profitability. Generally, these customers are not the end-users of our products. If any of these customers’ efforts to market the products we design and manufacture for them or the end products into which our products are incorporated are unsuccessful in the marketplace, our design wins, sales and/or profitability will be significantly reduced. Furthermore, if these customers experience adverse economic conditions in the end markets into which they sell our products, we would expect a significant reduction in spending by these customers. Some of these end markets are characterized by intense competition, rapid technological change and economic uncertainty. Our exposure to economic cyclicality and any related fluctuation in demand from these customers could have a material adverse effect on our revenues and financial condition.

We are shifting our business from predominately perfect fit (custom) solutions to more standards-based products, such as ATCA, COM Express and IP Media Servers. This requires substantial expenditures for R&D that could adversely affect our short-term earnings and, if this strategy is not successful, could have a material adverse effect on our long-term revenues, profitability and financial condition.

We are shifting our business from predominately perfect fit solutions, or custom, to more standards-based solutions, such as ATCA, Computer on Module Express and IP Media Server products. We believe that over the next several years customers will increasingly design their embedded computing platforms around standards-based architectures and increasingly source embedded solutions from third-party suppliers, such as RadiSys. However, there can be no assurance that this strategy will be successful. This strategy requires us to make substantial expenditures for R&D in new technologies, which we reflect as a current expense in our financial statements. Most of these investments are not expected to result in significant revenues for at least 12 to 24 months. Accordingly, these expenditures could adversely affect our short-term earnings. In addition, there is no assurance that these new products and technologies will be accepted by our customers and, if accepted, how large the market will be for these products or what the timing will be for any meaningful revenues. Customers may not choose to use standards-based products to the extent that we are projecting or in the timeframe that we are projecting, and if customers instead continue to use perfect fit architectures when designing their systems, we may not be well positioned to receive orders for such projects, or if we do receive such orders, they may not be profitable given our operational focus on standards-based solutions. If we are unable to successfully develop and sell standards-based products to our customers, our revenues, profitability and financial condition could be materially adversely affected. Additionally, if we successfully develop standards-based products we may incur incremental R&D expenses as we tailor the standards-based products for our customers. Furthermore, we are building standards-based products to meet industry standards that define the basis of compatibility in operation and communication of a system supported by different vendors. Those standards constantly change and new competing standards emerge. The development or adaptation of products and technologies requires us to commit financial resources, personnel and time significantly in advance of sales. In order to compete, our decisions with respect to those commitments must accurately anticipate, sometimes two years or more in advance, both future demand and the technologies that will win market acceptance to meet that demand.

Our projections of future revenues and earnings are highly subjective and may not reflect future results which could cause volatility in the price of our common stock.

We have contracts with most of our major customers but these contracts do not commit them to purchase a minimum amount of our products. These contracts generally require our customers to provide us with forecasts of their anticipated purchases. However, our experience indicates that customers can change their purchasing patterns quickly in response to market demands, changes in their management or strategy or other factors and therefore these forecasts may not be relied upon to accurately forecast sales. From time to time we provide projections to our shareholders and the investment community of our future sales and earnings. Since we do not have long-term purchase commitments from our major customers and the customer order cycle is short, it is difficult for us to accurately predict the amount of our sales and related earnings in any given period. Our projections are based on management’s best estimate of sales using historical sales data, information from customers and other information deemed relevant. These projections are highly subjective since sales to our customers can fluctuate substantially based on the demands of their customers and the relevant markets. Our period to period revenues have varied in the past and may continue to vary in the future. Unanticipated reductions in purchase orders from our customers may also result in our having to write off excess or obsolete inventory. In addition and as stated above, we have a high degree of customer concentration. Any significant change in purchases by any one of our large customers can significantly affect our sales and profitability.

If demand for our products fluctuates, our revenues, profitability and financial condition could be adversely affected. Important factors that could cause demand for our products to fluctuate include:

•	changes in customer product needs;

•	changes in the level of customers’ inventory;

•	changes in business and economic conditions;

•	changes in the mix of products we sell; and

•	market acceptance of our products.

For example, in the fourth quarter of 2005 and the fourth quarter of 2006, we experienced unanticipated, significant reductions in anticipated purchases by Nokia, which adversely impacted our results of operations for the quarters in which it occurred. While it is difficult to forecast customer demand, we anticipate that we will experience a decline in purchases by Nokia Siemens Networks in the first quarter of 2008.

In addition, our gross margin is impacted by the mix of revenue among our products. Revenues and profitability of our product lines have historically varied. Overall profitability in any given period is dependent partially on the product, customer and geographic mix reflected in that period’s net revenue, and therefore revenue and gross margin can fluctuate significantly. Also, we believe that our gross margin may increase to the extent our revenue from standards-based products and IP media servers increases. However, our overall gross margin may not grow as quickly as we are expecting, or at all.

The price of our common stock and may be adversely affected due to other factors, such as changes in analysts’ estimates regarding earnings, or may be due to factors relating to the commercial systems and communication networking markets in general. We cannot accurately forecast all of the above factors. As a result, we believe that period-to-period comparisons may not be indicative of future operating results. Our operating results in a future quarter or quarters may fall below the expectations of public market analysts or investors.

Our failure to develop and introduce new products on a timely basis could harm our ability to attract and retain customers.

Our industry is characterized by rapidly changing technology, frequent product introductions and ongoing demands for greater speed and functionality. Therefore, we must continually design, develop and introduce new products with improved features to be competitive. To introduce these products on a timely basis we must:

•	design innovative and performance-improving features that differentiate our products from those of our competitors;

•	identify emerging technological trends in our target markets, including new standards for our products;

•	accurately define and design new products to meet market needs;

•	anticipate changes in end-user preferences with respect to our customers’ products;

•	rapidly develop and produce these products at competitive prices;

•	respond effectively to technological changes or product announcements by others; and

•	provide effective technical and post-sales support for these new products as they are deployed.

Not all new design wins ramp into production, and even if ramped into production, the timing of such production may not occur as we or our customers had estimated or the volumes derived from such projects may not be as significant as we had estimated, which could have a substantial negative impact on our anticipated revenues and profitability.

We have historically estimated the revenue from design wins, which can represent up to three years of revenue once product development has ramped into production. If a design win actually ramps into production, the average ramp into production begins about 12 to 18 months after the initial design win, although some more complex projects can take up to 24 months or longer. After that, there is an additional time lag from the start of production ramp to peak revenue. Not all design wins ramp into production and, even if a design win ramps into production, the volumes derived from such projects may be less than we had originally estimated. Products related to design wins are sometimes canceled or delayed, or can perform below original expectations, which can adversely impact anticipated revenues and profitability. In particular, the volumes and time to production ramp associated with new design wins depend on the adoption rate of new technologies in our customers’ end markets, especially in the communications networking sector. Should technologies such as Voice over IP, IP Multimedia Subsystem, 3G wireless technologies, IPTV, advanced multimedia applications and other emerging technologies not be adopted as fast as we or our customers anticipate, actual volumes from new design wins may be lower than we are expecting, which could adversely affect our revenue and gross margin.

Our business depends on conditions in the communications networking and commercial systems markets. Demand in these markets can be cyclical and volatile, and any inability to sell products to these markets or forecast customer demand due to unfavorable or volatile market conditions could have a material adverse effect on our revenues and gross margin.

We derive our revenues from a number of diverse end markets, some of which are subject to significant cyclical changes in demand. In 2007, we derived 76.0% and 24.0% of our revenues from the communications networking and commercial systems markets, respectively. In 2006, we derived 74.4% and 25.6% of our revenues from the communications networking and commercial systems markets, respectively. We believe that our revenues will continue to be derived primarily from these two markets. Communications networking revenues include, but are not limited to, sales to Alcatel Lucent, AT&T, Avaya, Comverse, Danaher, Fujitsu, Hewlett Packard, Huawei Technologies Co., IBM, Intercall, a division within West Corporation, Italtel, NEC, Nokia Siemens Networks, and Nortel. Commercial systems revenues include, but are not limited to, sales to Agilent Technologies, Arrow Electronics, Danaher, Philips Healthcare and Universal Instruments. Generally, our customers are not the end-users of our products. If our customers experience adverse economic conditions in the end markets into which they sell our products, we would expect a significant reduction in spending by our customers. Some of these end markets are characterized by intense competition, rapid technological change and economic uncertainty. Our exposure to economic cyclicality and any related fluctuation in customer demand in these end markets could have a material adverse effect on our revenues and financial condition. Significant reduction in our customers’ spending, such as what we experienced in 2001 and 2002, will result in decreased revenues and earnings. We are expanding into applications either through new product development projects with our existing customers or through new customer relationships, but no assurance can be given that this strategy will be successful.

We forecast manufacturing needs based on customer demand. Changes in this demand could cause us or our contract manufacturers to hold excess or obsolete inventory that may not be salable to other customers on commercially reasonable terms, and which could require inventory valuation write downs that reduce our gross margin and profitability. This risk is exacerbated by a current trend from our customers of requiring shorter lead times between placing orders with us and the shipment date. That typically necessitates an increase in our inventory or inventory of our products at our contract manufacturers’ locations, raising the likelihood that upon cancellation or deferral, we may be holding greater amounts of inventory and/or incurring additional costs. Additionally, we have adverse purchase commitment liabilities, which means we are contractually obligated to reimburse our contract manufacturers for the cost of excess inventory used in the manufacture of our products for which there is no forecasted or alternative use.

In addition, customer demand for our products is subject to significant fluctuation. If we overestimate demand, we may experience underutilized capacity and excess inventory levels. If we underestimate demand, we may miss sales opportunities and incur additional costs for labor overtime, equipment overuse and logistical complexities. Unexpected decreases in customer demand or our inability to accurately forecast customer demand could also result in increases in our adverse purchase commitment liability and have a material adverse effect on our gross margins and profitability.

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

We depend on a few suppliers, or in some cases one supplier, for a continuing supply of the components we use in the manufacture of our products and any disruption in supply could adversely impact our financial performance. For example, we currently solely rely on Intel for the supply of some microprocessors and other components. Alternative sources of components that are procured from one supplier or a limited number of suppliers would be difficult to locate and/or would require a significant amount of time and resources to establish. We have in the past experienced and may in the future experience difficulty obtaining adequate quantities of key components used in certain of our products, which have resulted and may result in delayed or lost sales.

We also rely on contract manufacturers. In 2007, contract manufacturers provided approximately 80% of all of our unit volume, most of which was attributable to Foxconn and Jabil. If these third party manufacturers fail to adequately perform, our revenues and profitability could be adversely affected. Among other things, inadequate performance by our contract manufacturers could include the production of products that do not meet our quality standards or schedule and delivery requirements and could cause us to manufacture products internally or seek additional sources of manufacturing. In addition, alternative internal or external sources of manufacturing for our products could require significant time and resources to establish or transition. Late in 2006, we discontinued a relationship with a North American contract manufacturer, which created additional expense for us through June 30, 2007. In the future we may make changes to our manufacturing strategy, which could include the transfer of production and may result in additional production and transition expenses as well as costs related to adverse purchase commitments or excess and obsolete inventory.

The failure to successfully integrate the ATCA and compact PCI product lines acquired from Intel in the MCPD acquisition into our operations in the expected time frame, or at all, may adversely affect our future results.

We believe that the acquisition of the ATCA and compact PCI product lines from Intel in September 2007 will result in certain benefits, including the acquisition of new customers, expanded global reach and increased product offerings. However, to realize these anticipated benefits, the ATCA and compact PCI product lines must be successfully integrated into our operations. In addition, the MCPD business was historically operated at a significant loss when it was owned by Intel. The success of this acquisition will depend on our ability to support customers as well as reduce the costs associated with it and realize these anticipated benefits. We may fail to realize the anticipated benefits of this acquisition on a timely basis, or at all, for a variety of reasons, including the following:

•	the loss of key employees;

•	failure to transition manufacturing operations from Intel and their partners;

•	failure to accurately estimate the costs of production and ongoing operations for this business;

•	failure to effectively coordinate sales, service and marketing efforts; and

•	failure to meet the needs of acquired customers.

If we do not successfully integrate this business into our operations, support the acquired customers and reduce the related costs, we may not realize the anticipated revenues and profits from this acquisition.

We operate in intensely competitive industries, and our failure to respond quickly to technological developments and incorporate new features into our products could have an adverse effect on our ability to compete.

We operate in intensely competitive industries that experience rapid technological developments, changes in industry standards, changes in customer requirements, and frequent new product introductions and improvements. If we are unable to respond quickly and successfully to these developments, we may lose our competitive position, and our products or technologies may become uncompetitive or obsolete. Similarly, if there are changes to technology requirements, it can render our products and technologies uncompetitive. To compete successfully, we must maintain a successful R&D effort, develop new products and production processes, and improve our existing products and processes at the same pace or ahead of our competitors. We may not be able to successfully develop and market these new products; the products we invest in and develop may not be well received by customers; and products developed and new technologies offered by others may affect the demand for our products. These types of events could have a variety of negative effects on our competitive position and our profitability and financial condition, such as reducing our revenue, increasing our costs, lowering our gross margin, and requiring us to recognize and record impairments of our assets.

Competition in the market for embedded systems is intense, and if we lose our market share, our revenues and profitability could decline.

We face competition in the design of embedded solutions from a number of sources. Our principal competition remains the internal design resources of our own customers. Many of our customers retain the ability to design embedded solutions in-house. In order to achieve design wins and receive subsequent orders, we must convince our customers of the benefits associated with using our design services and solutions rather than solutions designed by their in-house personnel. While we believe that many of our customers will increase the proportion of their solutions sourced from merchant suppliers, we will need to continue to demonstrate the benefits of our solutions relative to similar products that could be developed by our customers’ internal personnel in order to successfully execute our strategy. In addition, consolidation of our customers can cause material changes in their use of third parties to realize new product designs.

We also compete with a number of companies and divisions of companies that focus on providing embedded solutions, including, but not limited to, Advantech Co., AudioCodes, a division within Emerson, a division within General Electric Company, Hewlett-Packard, Interphase, IBM, IP Unity, Kontron AG, Mercury Computer Systems, and Sun Microsystems.

Because the embedded systems market is growing, the market is attracting new non-traditional competitors. These non-traditional competitors include contract manufacturers that provide design services and Asian-based original design manufacturers.

Some of our competitors and potential competitors have a number of significant advantages over us, including:

•	a longer operating history;

•	greater name recognition and marketing power;

•	preferred vendor status with our existing and potential customers;

•	significantly greater financial, technical, marketing and other resources, which allow them to respond more quickly to new or changing opportunities, technologies and customer requirements;

•	broader product and service offering to provide more complete and valued solutions; and

•	lower cost structures which, among other things, could include different accounting principles relative to US GAAP.

Furthermore, existing or potential competitors may establish cooperative relationships with each other or with third parties or adopt aggressive pricing policies to gain market share.

As a result of increased competition, we could encounter significant pricing pressures and/or suffer losses in market share. These pricing pressures could result in significantly lower average selling prices for our products. We may not be able to offset the effects of any price reductions with an increase in the number of customers, cost reductions or otherwise. In addition, many of the industries we serve, such as the communications industry, are encountering market consolidation, or are likely to encounter consolidation in the near future, which could result in increased pricing pressure and additional competition thus weakening our position or causing delays in new design wins and their associated production.

Acquisitions and partnerships may be more costly or less profitable than anticipated and may adversely affect the price of our common stock.

Future acquisitions and partnerships may involve the use of significant amounts of cash, potentially dilutive issuances of equity or equity-linked securities, issuances of debt and amortization of intangible assets with determinable lives. We may also be required to record a charge against earnings upon consummation of the acquisition in respect of the value of an acquired business’ technology that does not meet the accounting definition of “completed technology.” Moreover, to the extent that any proposed acquisition or strategic investment is not favorably received by shareholders, analysts and others in the investment community, the price of our common stock could be adversely affected. In addition, acquisitions or strategic investments involve numerous risks, including:

•	difficulties in the assimilation of the operations, technologies, products and personnel of the acquired company;

•	the diversion of management’s attention from other business concerns;

•	the risks of entering markets in which we have no or limited prior experience;

•	the potential loss of key employees of the acquired company;

•	unanticipated liabilities;

•	performance by the acquired business below our expectations; and

•	issues with meeting the needs of acquired customers.

In the event that we make an acquisition or enter into a partnership and we are unable to successfully integrate operations, technologies, products or personnel that we acquire, our business, results of operations and financial condition could be materially adversely affected. We may expend additional resources without receiving a related benefit from strategic alliances with third parties.

Our international operations expose us to additional political, economic and regulatory risks not faced by businesses that operate only in the United States.

In 2007 and 2006, as measured by delivery destination, we derived 2.1% and 4.0%, respectively, of our revenues from Canada and Mexico, 40.6% and 48.1%, respectively, of our revenues from EMEA and 26.8% and 17.3%, respectively, from Asia Pacific. In 2004 we opened a development center in Shanghai, China and began to utilize a contract manufacturer in Shenzhen, China. For the year ended December 31, 2007, approximately 50% of our unit volume consisted of products produced by our China contract manufacturer. Also during 2006 we completed the acquisition of Convedia, which includes significant operations in Vancouver, British Columbia. Also, in September 2007, we acquired assets from Intel that include operations in Malaysia. In January 2008, we opened an office in Penang, Malaysia which will house operational staff to support our new Malaysian contract manufacturer as well as a small group of support and design engineers. As a result of all these activities, we are subject to worldwide economic and market condition risks generally associated with global trade, such as fluctuating exchange rates, tariff and trade policies, domestic and foreign tax policies, foreign governmental regulations, political unrest, wars and other acts of terrorism and changes in other economic conditions. These risks, among others, could adversely affect our results of operations or financial position. Additionally, some of our sales to overseas customers are made under export licenses that must be obtained from the U.S. Department of Commerce. Protectionist trade legislation in either the United States or other countries, such as a change in the current tariff structures, export compliance laws, trade restrictions resulting from war or terrorism, or other trade policies could adversely affect our ability to sell or to manufacture in international markets. Furthermore, revenues from outside the United States are subject to inherent risks, including the general economic and political conditions in each country. These risks, among others, could adversely affect our results of operations or financial position.

If we are unable to generate sufficient income in the future, we may not be able to fully utilize our net deferred tax assets or support our current levels of goodwill and intangible assets on our balance sheet.

We cannot provide assurance that we will generate sufficient taxable income to fully utilize our net deferred tax assets, which were $46.6 million as of December 31, 2007. We may not generate sufficient taxable income due to earning lower than forecasted net income or incurring charges associated with unusual events, such as restructurings and acquisitions. Accordingly, we may record a full valuation allowance against the deferred tax assets if our expectations of future taxable income are not achieved. On the other hand, if we generate taxable income in excess of our expectations, the valuation allowance may be reduced accordingly. We also cannot provide assurance that future income will support the carrying amount of our goodwill and intangibles, which were $106.4 million as of December 31, 2007, and therefore, we may incur an impairment charge in the future.

Our products for embedded solutions are based on industry standards, which are continually evolving, and any failure to conform to these standards or lack of success of these standards could have a substantial negative impact on our revenues and profitability. In addition, these standards could take longer to be deployed or may not be deployed at all.

We develop and supply a mix of perfect fit (custom) and standards-based products. The industry standards upon which standards-based products for embedded computing are based are continually evolving. Our future success in these products will depend, in part, upon the success of these standards in the market and our capacity to invest in, and successfully develop and introduce new products based on emerging industry standards. Reduced market acceptance of these standards and our inability to invest in or conform to these standards could render parts of our product portfolio uncompetitive, unmarketable or obsolete. As new standards are developed for our addressable markets, we may be unable to successfully invest in, design and manufacture new products that address the needs of our customers or achieve substantial market acceptance.

If we are unable to protect our intellectual property, we may lose a valuable competitive advantage or be forced to endure costly litigation.

We are a technology dependent company, and our success depends on developing and protecting our intellectual property. We rely on patents, copyrights, trademarks and trade secret laws to protect our intellectual property. At the same time, our products are complex and are often not patentable in their entirety. We also license intellectual property from third parties and rely on those parties to maintain and protect their technology. We cannot be certain that our actions will protect our proprietary rights. Any patents owned by us may be invalidated, circumvented or challenged. Any of our patent applications, whether or not being currently challenged, may not be issued with the scope of the claims we seek, if at all. If we are unable to adequately protect our technology, or if we are unable to continue to obtain or maintain licenses for protected technology from third parties, it could have a material adverse effect on our results of operations. In addition, some of our products are now designed, manufactured and sold outside of the United States. Despite the precautions we take to protect our intellectual property, this international exposure may reduce or limit protection of our intellectual property, which is more prone to design piracy outside of the United States.

Third parties may also assert infringement claims against us in the future; assertions by third parties may result in costly litigation and we may not prevail in such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms. Litigation, regardless of its outcome, could result in substantial costs and diversion of our resources. Any infringement claim or other litigation against us or by us could materially adversely affect our financial condition and results of operations.

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

We were required to adopt SFAS 123R in the first quarter of 2006. Under SFAS 123R, we applied the Black-Scholes valuation model in determining the fair value of share-based payments, with adjustments to the methodology as necessary for reporting under SFAS 123R guidelines. As a result, our operating results for the years ended December 31, 2007 and 2006 contain, and our operating results for future periods will contain, a charge for share-based compensation related to stock options issued pursuant to our incentive plans and shares pursuant to our 1996 Employee Stock Purchase Plan, in addition to the share-based compensation associated with our restricted share awards and restricted stock units (“restricted stock”). SFAS 123R had a significant impact on our operating results for the years ended December 31, 2007 and 2006, with stock-based compensation expenses of $9.9 million and $6.6 million, respectively, for such periods. We expect the adoption of SFAS 123R will continue to have a significant adverse impact on our operating results in the future due primarily to the 2004 acceleration of employee stock options with an option price greater than $15.99. As a result of the acceleration, we reduced the amount of stock based compensation expense recognized in 2006; however, in 2007 stock based compensation expense has increased as the benefit from the acceleration will have been fully utilized. The increase in stock-based compensation expense is also due in part to the acquisition of Convedia in which we granted additional non-qualified stock options and restricted stock units to former Convedia employees.

Decreased effectiveness of share-based payment awards could adversely affect our ability to attract and retain employees.

We have historically used stock options and other forms of share-based payment awards as key components of our total rewards employee compensation program in order to retain employees and provide competitive compensation and benefit packages. In accordance with SFAS 123R, we began recording charges to earnings for stock-based compensation expense in the first quarter of fiscal 2006. As a result, we have and will continue to incur increased compensation costs associated with our stock-based compensation programs making it more expensive for us to grant share-based payment awards to employees in the future. Like other companies, we have reviewed our equity compensation strategy in light of the current regulatory and competitive environment and have decided to reduce the total number of options granted to employees and the number of employees who receive share-based payment awards. Due to this change in our stock-based compensation strategy, we may find it difficult to attract, retain and motivate employees, and any such difficulty could materially adversely affect our business.

We rely on our key management and depend on the recruitment and retention of qualified personnel, and our failure to attract and retain such personnel could seriously harm our business.

A small number of key executives manage our business. Their departure could have a material adverse effect on our operations. In addition, due to the specialized nature of our business, our future performance is highly dependent upon our ability to attract and retain qualified engineering, manufacturing, marketing, sales and management personnel for our operations. Competition for personnel is intense, and we may not be successful in attracting and retaining qualified personnel. Our failure to compete for these personnel could seriously harm our business, results of operations and financial condition. In addition, if incentive programs we offer are not considered desirable by current and prospective employees, we could have difficulty retaining or recruiting qualified personnel. If we are unable to recruit and retain key employees, our product development, and marketing and sales could be harmed.

Our disclosure controls and internal control over financial reporting do not guarantee the absence of error or fraud.

Disclosure controls are procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that the information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal control over financial reporting (“Internal Controls”) are procedures which are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Our management, including our CEO and CFO, do not expect that our disclosure controls or Internal Controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Our articles of incorporation and our bylaws contain anti-takeover provisions that could delay or prevent a change of control of our company, even if a change of control would be beneficial to our shareholders. These provisions:

•

authorize our Board of Directors to issue up to 5,663,952 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without prior shareholder approval, which could adversely affect the voting power or other rights of the holders of outstanding shares of preferred stock or common stock;

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

The foregoing provisions of Oregon law and our articles of incorporation and bylaws could limit the price that investors might be willing to pay in the future for shares of our common stock and value of our convertible notes.

Sales of a significant number of shares of our common stock in the public markets, or the perception of such sales, could depress the market price of our common stock.

Sales of a substantial number of shares of our common stock or other equity-related securities in the public markets could depress the market price of our common stock, and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock. On February 6, 2008, we offered and sold $55.0 million aggregate principal amount of our 2013 convertible senior notes. The price of our common stock could be affected by possible sales of our common stock by investors who view convertible notes as a more attractive means of equity participation in our company and by hedging or arbitrage trading activity which we expect to occur involving our common stock.

The capped call transaction may affect the value of our common stock.

The capped call transaction, which we entered into with a hedge counterparty transaction in connection with the issuance of our 2013 convertible senior notes, is expected to reduce the potential dilution upon conversion of the 2013 convertible senior notes in the event that the market value per share of our common stock, as measured under the terms of the capped call transaction, at the time of exercise is greater than the strike price of the capped call transaction, which corresponds to the initial conversion price of the notes and is subject to certain adjustments similar to those contained in the 2013 convertible senior notes. If, however, the market value per share of our common stock exceeds the cap price of the capped call transaction, as measured under the terms of the capped call transaction, the dilution mitigation under the capped call transaction will be limited, which means that there would be dilution to the extent that the then market value per share of our common stock exceeds the cap price of the capped call transaction.

In connection with hedging the capped call transaction, the hedge counterparty or its affiliates:

•	expect to purchase our common stock and/or enter into various derivatives and/or enter into various derivatives transactions with respect to our common stock; and

•	may enter into or unwind various derivatives and/or purchase or sell our common stock in secondary market transactions.

These activities could have had the effect of increasing or preventing a decline in the price of our common stock concurrently with or following the pricing of the 2013 convertible senior notes and could have the effect of decreasing the price of our common stock during the period immediately prior to a conversion of the 2013 convertible senior notes.

The hedge counterparty or its affiliates are likely to modify their hedge positions in relation to the capped call transaction from time to time prior to conversion or maturity of the notes by purchasing and selling our common stock, other of our securities, or other instruments they may wish to use in connection with such hedging.

In addition, we intend to exercise options we hold under the capped call transaction whenever 2013 convertible senior notes are converted. In order to unwind its hedge positions with respect to those exercised options, the counterparty or affiliates thereof expect to sell our common stock in secondary market transactions or unwind various derivative transactions with respect to our common stock during the period immediately prior to conversion for the converted 2013 convertible senior notes. We have also agreed to indemnify the hedge counterparty and affiliates thereof for losses incurred in connection with a potential unwinding of their hedge positions under certain circumstances.

The effect, if any, of any of these transactions and activities on the market price of our common stock will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the value of our common stock.

If uncertainties in the credit and capital markets continue the market value of our investments in auction rate securities may decline leading to impairment charges which could negatively affect the company’s financial condition, cash flow and reported earnings

At December 31, 2007, our short-term investments were comprised of Auction Rate Securities (“ARS”) which are pools of highly rated debt instruments with a long-term nominal maturity for which the interest rate is set through a “Dutch Auction” process. Our investments in ARS represent interests in collateralized debt obligations supported by pools of government backed student loans with AAA ratings. With the liquidity issues experienced in global credit and capital markets, in February 2008 $9.5 million of par value ARS we held experienced a failed auction as the amount of securities submitted for sale exceeded the amount of purchase orders. As of February 26, 2008, we held $62.8 million of par value ARS. If recent uncertainties continue or markets deteriorate further and we are unable to or decide not to hold our ARS to maturity, we may incur impairment charges, which could negatively affect our financial condition, cash flow and reported earnings and we may need to at least partially utilize our line of credit facility to meet our liquidity needs.

Conversion of our convertible senior notes will dilute the ownership interest of existing shareholders, including holders who have previously converted their convertible senior notes.

Upon conversion of our convertible senior notes, some or all of the ownership interests of existing shareholders may be diluted. Although the capped call transaction is expected to reduce potential dilution upon conversion of our 2013 convertible senior notes, the conversion of our convertible senior notes could still have a dilutive effect on our earnings per share to the extent that the price of our common stock exceeds the cap price of the capped call. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the anticipated conversion of our convertible senior notes into shares of our common stock could depress the price of our common stock.

Other Risks Related to Our Business

Other risk factors include, but are not limited to, changes in the mix of products sold, changes in regulatory and tax legislation, changes in effective tax rates, inventory risks due to changes in market demand or our business strategies, potential litigation and claims arising in the normal course of business, credit risk of customers and other risk factors.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Information concerning our principal properties at December 31, 2007 is set forth below:

Location	Type	Principal Use	Square Footage	Ownership
Hillsboro, OR	Office & Plant	Headquarters, Marketing, Manufacturing, Distribution, Research and Engineering	129,885	Leased
	Land	Held For Sale	214,664	Owned
Boca Raton, FL	Office	Marketing, Research and Engineering	26,211	Leased
Burnaby, Canada	Office	Marketing, Research and Engineering	32,890	Leased
Des Moines, Iowa	Office	Marketing, Research and Engineering	12,655	Leased
Dublin, Ireland	Office	Marketing, Distribution	1,658	Leased
Shanghai, China	Office	Research and Engineering	13,078	Leased
Shenzhen, China	Office	Manufacturing support	857	Leased

We also lease sales offices in the United States located in San Diego, California and Marlborough, Massachusetts. We have international sales offices located in Munich, Germany, Tokyo, Japan and Shanghai, China. As noted in the above properties, we own a parcel of land adjacent to our Hillsboro, Oregon facility, which was acquired for future expansion but is currently held for sale.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “RSYS.” The following table sets forth, for the periods indicated, the highest and lowest sale prices for the common stock, as reported by the NASDAQ Global Select Market.

	High	Low
2007
Fourth Quarter	$17.48	$11.71
Third Quarter	13.59	10.50
Second Quarter	16.74	12.40
First Quarter	17.60	15.04

2006
Fourth Quarter	$22.16	$15.93
Third Quarter	25.06	19.61
Second Quarter	21.96	19.01
First Quarter	20.76	16.36

The closing price as reported on the NASDAQ Global Select Market on February 22, 2008 was $10.02 per share. As of February 22, 2008, there were approximately 353 holders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our outstanding common stock is held of record in broker “street names” for the benefit of individual investors.

Dividend Policy

We have never paid any cash dividends on our common stock and do not expect to declare cash dividends on the common stock in the foreseeable future in compliance with our policy to retain all of our earnings to finance future growth.

Stock Price Performance Graph

The following graph sets forth our total cumulative shareholder return as compared to the return of the Standard and Poor’s 500 Index (“S&P 500”) and the NASDAQ Computer Manufacturers Index for the period of December 31, 2002 through December 31, 2007. The graph reflects the investment of $100 on December 31, 2002 in our stock, the S&P 500 and in a published industry peer group index.

Total return also assumes reinvestment of dividends. As noted above, we have never paid dividends on our common stock. Historical stock price performance should not be relied upon as indicative of future stock price performance.

Comparison of 5-year cumulative total return among RadiSys Corporation,

the S&P 500 Index and the NASDAQ Computer Manufacturers Index

	Cumulative Total Return
	12/2002	12/2003	12/2004	12/2005	12/2006	12/2007
RadiSys	100.00	211.40	244.86	217.29	208.90	167.92
S&P 500	100.00	128.68	142.69	149.70	173.34	182.87
NASDAQ Computer Manufacturers	100.00	162.04	170.46	159.04	197.20	247.15

Item 6.	Selected Financial Data

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Consolidated Statements of Operations Data
Revenues	$325,232	$292,481	$260,234	$245,824	$202,795
Gross margin	71,838	78,956	76,836	79,172	65,157
Income (loss) from operations	(28,124)	(22,229)	13,788	17,272	8,775
Income (loss) from continuing operations	(17,552)	(13,016)	15,958	13,011	6,010
Loss from discontinued operations related to Savvi business, net of tax benefit	—	—	—	—	(4,679)
Net income (loss)	(17,552)	(13,016)	15,958	13,011	1,331
Net income (loss) from continuing operations per common share:
Basic	$(0.80)	$(0.62)	$0.79	$0.69	$0.34
Diluted	$(0.80)	$(0.62)	$0.68	$0.59	$0.32
Net loss from discontinued operations related to Savvi business, net of tax benefit per common share:
Basic	$—	$—	$—	$—	$(0.26)
Diluted	$—	$—	$—	$—	$(0.25)
Net income (loss) per common share:
Basic	$(0.80)	$(0.62)	$0.79	$0.69	$0.07
Diluted	$(0.80)	$(0.62)	$0.68	$0.59	$0.07
Weighted average shares outstanding (basic)	21,883	21,158	20,146	18,913	17,902
Weighted average shares outstanding (diluted)	21,883	21,158	24,832	23,823	18,406

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Consolidated Balance Sheet Data
Working capital	$63,086	$161,575	$249,159	$186,634	$222,324
Total assets	393,108	381,654	368,711	345,238	365,562
Long term obligations, excluding current portion	3,585	98,390	99,777	107,015	164,600
Total shareholders’ equity	219,976	223,455	217,843	191,233	160,990

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Promentum®—In 2005, we announced our plan for the Promentum® family of ATCA products. The Promentum® family of products include turnkey platforms, universal carrier cards, switch and control modules, disk storage modules, compute modules, packet processing modules and various chassis models. The Promentum® SYS-6000 integrates these individual products into a blade server platform system. We believe the Promentum® SYS-6000 system will provide customers a highly reliable managed platform on which to build their new voice and data offerings. We have significant experience in the design, delivery and deployment of carrier-grade, modular platforms. We believe the ATCA standard increases our opportunity to implement reusable platforms, enabling the deployment of more flexible solutions based on cost-effective commercial technologies. We believe our core ATCA solutions will be applicable across a wide range of customers and applications. These integrated hardware and software platforms make extensive use of common system architectural and component designs, using carrier grade operating systems and middleware, and will reduce development time and costs, which enhances application portability.

During the first quarter of 2007, we, partnered with Aricent, a full-service, full-spectrum communications software company, demonstrated an ATCA hardware and software platform designed specifically for WiMAX networks. The solution features the Aricent SigASN WiMAX Gateway software running on the Promentum® ATCA SYS 6010, which is the industry’s first and only generally available 10 Gigabit common managed platform for high-bandwidth network element and data plane applications. Our 10 Gigabit ATCA platforms are invaluable to equipment manufacturers developing complex network elements such as WiMAX ASN Gateways, 3G Radio Network and Base Station Controllers, IPTV infrastructure and IP IMS compliant media gateways, application servers and media servers.

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

In the third quarter of 2007, we completed the acquisition of certain assets of the MCPD business, including products in the ATCA and compact PCI lines, of Intel Corporation ("Intel") for $31.8 million in cash at closing. We believe the acquisition will further our global leadership position in ATCA platforms and solutions for telecommunication equipment manufacturers worldwide. The addition of the Intel modular communication assets to our award winning Promentum® product family should also help us broaden our customer base and expand our addressable market.

Early in 2008, we introduced two new products in our Promentum® ATCA product portfolio. First was the Promentum® ATCA-4310, a 10 Gigabit AtdvancedTCA single-slot processor blade. We believe this product provides enhanced features for compute-intensive applications where transaction and subscriber load can increase dramatically in short intervals, such as IMS, IPTV and Wireless Control Plan based applications. The second was the Promentum® ATCA-7220 Dual OCTEON™ PLUS Packet Processing Module, the industry’s first blade to enable highest density of Gigabit Ethernet interfaces in a single slot with significantly higher processing power and bandwidth access when compared to other platforms available today.

Procelerant®—In addition to our ATCA offerings, we offer a Procelerant® series of modular computing solutions, for customers in our commercial systems market for medical, transaction terminals and test and measurement and other commercial applications. These new modular products are now available, and we believe this family of high density, flexible solutions enables our commercial systems customers to achieve more rapid time to market with cost effective designs. During the first quarter of 2007, we announced the availability of two new PCI Industry Computer Manufacturers Group (PICMG) Compatible COM Express modules and a quad core embedded server that delivers unsurpassed performance and functionality. The Intel Core 2 Duo processor-based COM Express module coupled with dual channel memory brings maximum computing performance to imaging, gaming, and test and measurement devices that require the smallest COM Express form factor on the market. The second COM Express module that was announced features an extended temperature range COM Express module and fills a highly desired need for in-flight infotainment, industrial and military applications. The quad core server with Intel Core microarchitecture increases the performance of imaging and signaling applications five to seven -fold compared to servers available just 12 months ago.

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

Early in 2008, we introduced a new Procelerant® Quad-core server, the industry’s first embedded server to incorporate the latest Intel® Quad-core Xeon® processors. Intended for medical and other imaging, test and measurement, and other digital signal processing applications, the Procelerant® RMS420-5000XSL Quad-core server supports superior image processing at a higher resolution and with greater speed compared to previous embedded servers.

Convedia Media Servers—In the third quarter of 2006, we completed the acquisition of Convedia and entered the media server market with a portfolio of media server products. Included in this portfolio are our newest media servers, the CMS-3000 and CMS-9000, which are optimized for IMS network deployments. These solutions are based on a modular hardware platform, which incorporates the latest DSPs and processor chipsets and utilize our eXtended Media Processing™ (eXMP™) technology. The CMS family consolidates the functions of traditional announcement servers, interactive voice response units, audio and video conference bridges, messaging platforms and speech platforms into a single, multi-service, open standards-compliant solution for network and enhanced services media processing. Our CMS share identical control interfaces, media processing features and management capabilities. The many features and benefits of our CMS allow our customers to increase revenues through delivery of new and innovative services, while reducing capital and ongoing operational costs. During the second quarter of 2007, we announced the general availability of these two products. And during the third quarter of 2007, we introduced a new media processing blade for the CMS-9000. The new MPC-IV blade delivers the telecommunication industry’s highest capacity for conferencing, video and low bitrate codec applications.

In the second quarter of 2007, we announced the introduction of the Convedia® Software Media Server. This solution provides an economical IP audio and video media processing solution for ATCA and Linux-based platforms. This advance marks the first product based on integrated technology from RadiSys and Convedia since the acquisition.

Financial Results—Total revenue was $325.2 million, $292.5 million and $260.2 million in 2007, 2006 and 2005, respectively. Backlog was approximately $33.8 million, $21.7 million and $25.1 million at December 31, 2007, 2006 and 2005, respectively. Backlog includes all purchase orders scheduled for delivery within 12 months. The increase in revenues during 2007 compared to 2006 was due to increases in revenues in the communications networking and commercial systems markets of $29.5 million and $3.3 million, respectively. The increase in revenues during 2006 compared to 2005 was due to increases in revenues in the communications networking and commercial systems markets of $23.6 million and $8.6 million, respectively. Revenues in the communications networking market increased from 2006 to 2007 primarily due to the addition of media server revenues and MCPD revenues. Revenues also increased due to increased wireless revenues partially offset by decreases in the IP networking and messaging submarket. In the fourth quarter, our wireless business increase was driven in part by some acceleration of customer demand, from the first quarter 2008 into the fourth quarter. Revenues in the commercial systems market increased in the 2007 compared to 2006, primarily due to increases within the test and measurement submarket partially offset by declines in our transaction terminal submarket. The increase in revenues from the test and measurement submarket was attributable to design wins that have ramped into production in the latter half of 2006. The decrease in revenues attributable to the transaction terminal submarket was primarily due to design wins nearing the end of their life cycle. Currently, our standards-based products do not make up a significant percentage of our total revenues, however, we believe design wins associated with these products will begin to ramp into production in 2008.

From a geographic perspective, from 2006 to 2007 the percentage of non-U.S. revenues by delivery destination increased as a percentage of total revenues. This was primarily due to existing multinational customers requesting the delivery of products directly into the Asia Pacific region offset by decreased revenues attributable to our EMEA region associated with our wireless infrastructure products. For the year ended December 31, 2007 revenues from North America increased by $4.6 million compared to the same period in 2006. This increase is due primarily to the addition of revenues from the media server and MCPD businesses. We expect our non-U.S. revenues to remain a significant portion of our revenues.

Gross margins as a percentage of revenues were 22.1%, 27.0% and 29.5% for 2007, 2006 and 2005, respectively. The decrease in gross margin as a percentage of revenues for the year ended December 31, 2007 compared to the same period in 2006 was primarily attributable to amortization of purchased technology of $15.0 million. We reclassified this amortization in 2007 to cost of sales based on our view that the intangibles are associated with product costs and our revenue-generating process. Amortization of purchased technology for prior periods is considered immaterial and has not been adjusted. This decrease is also due to product mix in our communications and commercial markets, increased excess and obsolescence inventory charges and costs associated with the remaining transitions from our North Carolina manufacturer. We currently expect our gross margins in 2008 to be similar to 2007.

Net loss was $17.6 million and $13.0 million in 2007 and 2006, respectively. Net income was $16.0 million in 2005. Net loss per share was $0.80 and $0.62 for 2007 and 2006, respectively. Net income per share was $0.79 and $0.68, basic and diluted, respectively, in 2005. Net loss has increased from 2006 to 2007, due primarily to a full year of operating expenses attributed to the acquisition of Convedia, lower gross margins, increased stock-based compensation expense and lower interest income.

From 2005 through 2007, we initiated multiple restructurings of our operations. These restructurings primarily included workforce reductions. These workforce reductions were a result of the reorganization of our manufacturing strategy and the realignment of our workforce to integrate our media server business.

Cash and cash equivalents and investments amounted to $123.3 million and $136.0 million at December 31, 2007 and December 31, 2006, respectively. The decrease in cash and cash equivalents and investments was primarily due to $31.8 million in cash at closing used to purchase the MCPD business partially offset by cash provided by operating activities of $20.0 million.

Shelf Registration Statement—On October 26, 2007, we filed an unallocated shelf registration statement on Form S-3 for the offering from time to time of up to $150 million in securities consisting of common stock, preferred stock, depositary shares, warrants, debt securities or units consisting of one or more of these securities. The SEC declared the shelf registration effective on November 7, 2007. Except as may be stated in a prospectus supplement for any particular offering, we intend to use the net proceeds from the sale of any securities for general corporate purposes, which may include acquiring companies in our industry and related businesses, repaying existing debt, providing additional working capital and procuring capital assets.

On February 6, 2008, we offered and sold in a public offering pursuant to the shelf registration statement $55.0 million aggregate principal amount of 2.75% convertible senior notes (the “2013 convertible senior notes”). Interest is payable semi-annually, in arrears, on each August 15 and February 15, beginning on August 15, 2008, to the holders of record at the close of business on the preceding August 1 and February 1, respectively. The 2013 convertible senior notes mature on February 15, 2013. Holders of the 2013 convertible senior notes may convert their notes into a number of shares of our common stock determined as set forth in the indenture governing the notes, which we refer to as the conversion rate, at their option on any day to and including the business day prior to the maturity date. The 2013 convertible senior are initially convertible into 76.7448 shares of common stock per $1,000 principal amount of the notes (which is equivalent to a conversion price of approximately $ 13.03 per share), subject to adjustment upon the occurrence of certain events. Upon the occurrence of a fundamental change, holders of the 2013 convertible senior notes may require us to repurchase some or all of their notes for cash at a price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any. In addition, if certain fundamental changes occur, we may be required in certain circumstances to increase the conversion rate for any 2013 convertible senior notes converted in connection with such fundamental changes by a specified number of shares of our common stock. The notes are our general unsecured obligations and rank equal in right of payment to all of our existing and future senior indebtedness, including our 2023 convertible senior notes, and senior in right of payment to our future subordinated debt. Our obligations under the 2013 convertible senior notes are not guaranteed by, and are effectively subordinated in right of payment to all existing and future obligations of, our subsidiaries and are effectively subordinated in right of payment to our future secured indebtedness to the extent of the assets securing such debt.

In connection with the issuance of the 2013 convertible senior notes, we entered into a capped call transaction with a hedge counterparty. The capped call transaction is expected to reduce the potential dilution upon conversion of the 2013 convertible senior notes in the event that the market value per share of our common stock, as measured under the terms of the capped call transaction, at the time of exercise is greater than the strike price of the capped call transaction of approximately $13.03, which corresponds to the initial conversion price of the 2013 convertible senior notes and is subject to certain adjustments similar to those contained in the notes. If, however, the market value per share of our common stock exceeds the cap price of the capped call transaction of $23.085, as measured under the terms of the capped call transaction, the dilution mitigation under the capped call transaction will be limited, which means that there would be dilution to the extent that the then market value per share of our common stock exceeds the cap price of the capped call transaction.

The net proceeds from the sale of the 2013 convertible senior notes were approximately $42.4 million, after deducting underwriting discounts and commissions, estimated offering expenses and the cost of the capped call transaction.

Acquisition—As discussed above, on September 12, 2007, we completed the acquisition of certain assets of the MCPD business, including products in the ATCA and compact PCI lines, of Intel. In connection with the completion of the acquisition, we paid to Intel approximately $31.8 million in cash at closing. The acquisition will further our global leadership position in ATCA platforms and solutions for telecommunication equipment manufacturers worldwide. The addition of the Intel modular communication assets to our award winning Promentum® product family will also help us broaden our customer base and expand our addressable market.

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

Inventory Valuation

We record the inventory valuation allowance for estimated obsolete or unmarketable inventories as the difference between the cost of inventories and the estimated net realizable value based upon assumptions about future demand and market conditions. Pursuant to ARB 43 and SAB Topic 5-BB, our inventory valuation allowances establish a new cost basis for inventory. Factors influencing the provision include: changes in demand; rapid technological changes; product life cycle and development plans; component cost trends; product pricing; regulatory requirements affecting components; and physical deterioration. If actual market conditions are less favorable than those projected by management, additional provisions for inventory reserves may be required. Our estimate for the allowance is based on the assumption that our customers comply with their current contractual obligations. We provide long-life support to our customers and therefore we have material levels of customer specific inventory. If our customers experience a financial hardship or if we experience unplanned cancellations of customer contracts, the current provision for the inventory reserves may be inadequate. Additionally, we may incur additional expenses associated with any non-cancelable purchase obligations to our suppliers if they provide customer-specific components.

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

Estimates for adverse purchase commitments are derived from reports received on a quarterly basis from our contract manufacturers. Increases to this liability are charged to cost of goods sold. When and if we take possession of inventory reserved for in this liability, the liability is transferred from other liabilities to our excess and obsolete inventory valuation allowance. This liability, referred to as adverse purchase commitments, is provided for in other accrued liabilities in the accompanying balance sheets. Adverse purchase commitments amounted to $1.9 million at December 31, 2007 and December 31, 2006.

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

Long-Lived Assets

Our long-lived assets include goodwill, definite-lived intangible assets and property and equipment. The net balance of goodwill, definite-lived intangible assets and property and equipment at December 31, 2007 amounted to $67.6 million, $38.8 million and $11.2 million, respectively.

Goodwill represents the excess of cost over the assigned value of the net assets in connection with prior acquisitions. Goodwill will be written down or written off when impaired. Goodwill is required to be tested for impairment at least annually and whenever events or changes in circumstances (“conditions”) indicate the carrying value of goodwill may not be recoverable.

We completed our annual goodwill impairment analysis as of September 30, 2007 and concluded that as of September 30, 2007, there was no goodwill impairment. Our annual goodwill impairment analysis consists of comparing our book value to our market capitalization. If the trading price or the average trading price of our common stock is below the book value per share for a sustained period, a goodwill impairment test will be performed. Our book value per share was $9.87 at September 30, 2007 compared to the closing price of RadiSys shares as quoted on the NASDAQ Global Select Market or the trading price on September 30, 2007 of $12.45.

Management concluded there was no indication of material changes requiring an updated goodwill impairment analysis as of December 31, 2007.

Intangible assets, net of accumulated amortization, primarily consist of acquired patents, completed technology, technology licenses, trade names and customer lists. Intangible assets are being amortized on a straight-line basis over estimated useful lives ranging from 1 to 10 years. Property and equipment, net of accumulated depreciation, primarily consists of office equipment and software, manufacturing equipment, leasehold improvements, a building and other physical assets owned by RadiSys. Property and equipment are being depreciated or amortized on a straight-line basis over estimated useful lives ranging from 1 to 15 years. We assess impairment of intangible assets and property and equipment whenever conditions indicate that the carrying values of the assets may not be recoverable.

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

Income Taxes

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. We record a valuation allowance to reduce deferred tax assets to the amount expected to “more likely than not” be realized in our future tax returns. Should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, adjustments to the valuation allowance for deferred tax assets may be required. The net deferred tax assets amounted to $46.6 million as of December 31, 2007. As of December 31, 2007 we estimate utilization of the net deferred tax assets will require that we generate approximately $53.0 million and $52.1 million in taxable income in the United States and Canada, respectively, prior to the expiration of net operating loss and tax credit carryforwards which will occur between 2008 and 2027. We have considered future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would increase the valuation allowance and make a corresponding charge to earnings in the period in which we make such determination. Likewise, if we later determine that we are more likely than not to realize the net deferred tax assets, we would reverse the applicable portion of the previously provided valuation allowance. To the extent that the valuation allowance was recognized as a result of purchase accounting, the reduction of the valuation allowance would reduce the associated goodwill. All other reversals of the valuation allowance would result in a benefit in the period recognized.

Allowance for Doubtful Accounts

We have a relatively small set of multinational customers that typically make up the majority of our accounts receivable balance. Our allowance for doubtful accounts is determined using a combination of factors to ensure that our trade receivables balances are not overstated. We record reserves for individual accounts when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, our estimates of the recoverability of receivables would be further adjusted. At December 31, 2007, 60.0% of our accounts receivable was due from our two largest customers. If one of these large customers or a number of our smaller customers files for bankruptcy or otherwise is unable to pay the amounts due to us the current allowance for doubtful accounts may not be adequate. During the years ended December 31, 2006 and 2007 there were no significant account balances reserved for and the allowance for doubtful accounts increased by $26,000 as a result of additional provisions partially offset by the write-off of previously specifically-identified account balances.

We maintain a non-specific bad debt reserve for all customers based on a variety of factors, including the length of time receivables are past due, trends in overall weighted average risk rating of the total portfolio, macroeconomic conditions, significant one-time events and historical experience. Typically, this non-specific bad debt reserve amounts to approximately 1% of quarterly revenues.

Accrued Restructuring and Other Charges

For the years ended December 31, 2005, 2006 and 2007 expenses associated with exit or disposal activities are recognized when probable and estimable. Because we have a history of paying severance benefits, the cost of severance benefits associated with a restructuring charge is recorded when such costs are probable and the amount can be reasonably estimated.

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

	For the Years Ended December 31,
	2007	2006	2005
Hardware	$310,001	$280,720	$252,180
Software royalties and licenses	9,440	6,193	4,394
Software maintenance	2,876	1,402	1,919
Engineering and other services	2,915	4,166	1,738
Other	—	—	3

Total revenues	$325,232	$292,481	$260,234

Hardware

Revenue from hardware products where software is incidental is recognized in accordance with Staff Accounting Bulletin (“SAB”) 104. Under our standard terms and conditions of sale, we transfer title and risk of loss to the customer at the time product is shipped to the customer and revenue is recognized accordingly, unless customer acceptance is uncertain or significant obligations remain. We reduce revenue for estimated customer returns for rotation rights as well as for price protection rights according to agreements with our distributors. The amount of revenues derived from these distributors as a percentage of total revenues was 9.9%, 3.4% and 1.5% for the years ended December 31, 2007, 2006 and 2005, respectively.

The software content included in hardware products such as our Convedia Media Servers and certain components of our ATCA solutions are considered to be more than incidental and therefore the revenue associated with these products is recognized in accordance with Statement of Positions (“SOP”) 97-2.

Software Royalties and Licenses

Revenue from Software Royalties and Licenses is recognized in accordance with SOP 97-2. Revenue from customers for prepaid, non-refundable software royalties is recorded when the revenue recognition criteria have been met. Revenue for non-prepaid royalties is recognized at the time the underlying product is shipped by the customer paying the royalty. We recognize software license revenue at the time of shipment or upon delivery of the software master provided when the revenue recognition criteria have been met and vendor-specific objective evidence exists to allocate the total fee to all delivered and undelivered elements of the arrangement. We defer revenue on arrangements including specified software upgrades until the specified upgrade has been delivered.

Software maintenance

Software maintenance services are recognized as earned on the straight-line basis over the terms of the contract in accordance with SOP 97-2. The fair value of our post-contract support has been determined by renewal rates within the Company’s support agreements as well as the actual amounts charged to customers for renewal of their support services.

Engineering and other services

Engineering services revenue is recognized upon completion of certain contractual milestones and customer acceptance of the services rendered in accordance with SOP 81-1. Other services revenues include hardware repair services and custom software implementation projects. Hardware repair services revenues are recognized when the services are complete. Software implementation revenues are recognized upon completion of certain contractual milestones and customer acceptance of the services rendered.

Deferred Revenue

Deferred revenue represents amounts received or billed for the following types of transactions:

•

Distributor sales—Certain sales are made to distributors under agreements providing price protection and right of return on unsold merchandise. Revenue and costs relating to such distributor sales are deferred until the product is sold by the distributor or return privileges and price protection rights terminate, at which time related estimated distributor resale revenue, estimated effects of distributor price adjustments, and estimated costs are reflected in the Consolidated Statement of Operations.

•	Undelivered Elements of an Arrangement—Certain software sales include a specified free upgrade to an existing product. Revenue for such products is deferred until the future obligation is fulfilled.

•

Service sales—Certain sales are made for products and related service where the fair value of the service cannot be determined. Revenues for such sales are deferred until all elements are delivered. The Company limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services or subject to customer-specified return or refund privileges.

Stock-based Compensation

Equity instruments are granted to employees, directors and consultants in certain instances, as defined in the respective plan agreements. In 2007 and 2006, we issued equity instruments in the form of stock options, restricted stock, and stock issued to employees as a result of the ESPP. In 2005, we issued equity instruments in the form of stock options, restricted shares and stock issued to employees as a result of ESPP.

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

As a result of adopting SFAS 123R, loss before income taxes for the years ended December 31, 2007 and 2006 was $9.9 million and $6.6 million higher than if we had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted loss per share for the year ended December 31, 2007 and 2006 was $0.45 and $0.31, respectively.

Results of Operations

The following table sets forth certain operating data as a percentage of revenues for the years ended December 31, 2007, 2006 and 2005.

	For the Years Ended December 31,
	2007	2006	2005
Revenues	100.0%	100.0%	100.0%
Cost of sales:
Cost of sales	73.3	73.0	70.5
Amortization of purchased technology	4.6	—	—

Total cost of sales	77.9	73.0	70.5

Gross margin	22.1	27.0	29.5
Research and development	14.2	14.2	11.4
Selling, general, and administrative	14.7	13.5	11.6
Intangible assets amortization	1.4	2.1	0.8
In-process research and development charge	—	4.8	—
Restructuring and other charges	0.4	0.0	0.4

Income (loss) from operations	(8.6)	(7.6)	5.3
Loss on repurchase of convertible subordinated notes	—	—	(0.0)
Interest expense	(0.5)	(0.6)	(0.8)
Interest income	2.0	3.2	2.4
Other income (expense), net	(0.1)	0.3	(0.3)

Income (loss) from continuing operations before income tax provision (benefit)	(7.2)	(4.7)	6.6
Income tax provision (benefit)	(1.8)	(0.3)	0.5

Net income (loss)	(5.4)%	(4.4)%	6.1%

Comparison of Year 2007 and Year 2006

Revenues. Revenues increased by $32.8 million, or 11.2%, from $292.5 million in 2006 to $325.2 million in 2007. The increase in revenue during 2007 compared to 2006 was due to increases in revenues in the communications networking and commercial systems markets of $29.5 million and $3.3 million, respectively.

Revenues in the communications networking market increased in 2007 compared to 2006 due primarily to the addition of media server business and MCPD revenues. Revenues also increased due to increased wireless revenues partially offset by decreases in the IP networking and messaging submarket. In the fourth quarter of 2007 our wireless business increase was driven in part by some acceleration of customer demand into the fourth quarter.

Revenues in the commercial systems market increased in the 2007 compared to 2006, primarily due to increases within the test and measurement submarket. The increase in revenues from the test and measurement submarket was attributable to design wins that have ramped into production in the latter half of 2006.

Given the dynamics of these markets, we may experience general fluctuations in the percentage of revenue attributable to each market and, as a result, the quarter to quarter and year to year comparisons of our markets often are not indicative of overall economic trends affecting the long-term performance of our markets. We currently expect that each of our markets will continue to represent a significant portion of total revenues. We currently expect 2008 wireless revenues to grow modestly over 2007. Currently, our standards-based products do not make up a significant percentage of our total revenues, however, we believe design wins associated with these products will begin to ramp into production in 2008 based on the timing of our customers’ next generation system deployments.

From a geographic perspective, for the year ended December 31, 2007 compared to the same period in 2006 the percentage of non-US revenues by delivery destination increased as a percentage of total revenues. Revenues as measured by destination in the Asia Pacific region increased by $36.8 million while EMEA revenues decreased by $8.7 million. This was primarily due to existing multinational customers requesting the delivery of products directly into the Asia Pacific region and decreased revenues attributable to our EMEA region associated with our wireless infrastructure products. For the year ended December 31, 2007 revenues from North America increased by $4.6 million compared to the same periods in 2006. This increase is due to primarily to the addition of media server business revenues. We currently expect continued fluctuations in the percentage of revenue from each geographic region. Additionally, we expect non-U.S. revenues to remain a significant portion of our revenues.

Gross margins as a percentage of revenues were 22.1% and 27.0% for 2007 and 2006, respectively. The decrease in gross margin as a percentage of revenues for the year ended December 31, 2007 compared to the same period in 2007 was primarily attributable to amortization of purchased technology of $15.0 million. We reclassified this amortization in 2007 to cost of sales based on our view that the intangibles are associated with product costs and our revenue-generating process. Amortization of purchased technology for prior periods is considered immaterial and has not been adjusted. This decrease is also due to product mix in our communications and commercial markets, increased excess and obsolescence inventory charges and costs associated with the remaining transitions from our North Carolina manufacturer. We currently expect our gross margins in 2008 to be similar to 2007.

Research and Development. R&D expenses consist primarily of salary, bonuses and benefits for product development staff, and cost of design and development supplies and equipment, net of reimbursements for non-recurring engineering services. R&D expenses increased $4.8 million, or 11.4%, from $41.5 million in 2006 to $46.2 million in 2007. The increase for the year ended December 31, 2007 compared to the same period in 2006 is primarily associated with the addition of our media server business partially offset by lower engineering headcount due to restructurings done during the year to integrate our media server business. The increase was also due to an additional $1.0 million of stock-based compensation expense. We currently anticipate R&D spending in 2008 to be similar to 2007.

Selling, General, and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of salary, commissions, bonuses and benefits for sales, marketing, executive, and administrative personnel, as well as professional services and costs of other general corporate activities. SG&A expenses increased $8.5 million, or 21.7%, from $39.3 million in 2006 to $47.9 million in 2006. The increase for the year ended December 31, 2007 compared to the same period in 2006 is primarily associated with higher sales and marketing headcount as we invest in the infrastructure to sell our standards-based products. The increase is also due to the addition of our media server business as well as an additional $2.1 million of stock-based compensation expense. We currently anticipate SG&A increases in 2008 associated with MCPD expenses.

Stock-based Compensation Expense. Stock-based compensation expense for the year ended December 31, 2007 consists of amortization of stock-based compensation associated with stock options, restricted stock and ESPP shares unvested and outstanding on January 1, 2006 and new stock options, restricted stock and ESPP shares granted for the year ended December 31, 2007. During the year ended December 31, 2007, the Company incurred $9.9 million in stock-based compensation. During the year ended December 31, 2006, we incurred $6.6 million in stock-based compensation expense. We currently expect no significant fluctuations in stock-based compensation in 2008 as compared to 2007.

We recognized stock-based compensation expense as follows (in thousands):

	2007	2006
Cost of sales	$971	$876
Research and development	2,793	1,745
Selling, general, and administrative	6,117	3,968

Total stock-based compensation expense	$9,881	$6,589

Deferred Compensation Expense. On September 1, 2006, all outstanding Convedia stock options vested and were considered exercised immediately. The proceeds of which were distributed as follows: 75% of the purchase price per share less the exercise price was paid to the option holder at closing and the remaining 25% will be paid in full to those Convedia employees still employed by RadiSys after one year of service. The 75% paid at the time of the acquisition is included in the purchase price and is allocated to goodwill. The remaining 25% is recorded as deferred compensation and amortized through the Consolidated Statement of Operations for the life of the asset (one year). Pursuant to the purchase agreement any forfeitures are reallocated to the remaining Convedia employees. We paid the remaining 25% of the proceeds calculation on September 30, 2007.

We recognized deferred compensation expense as follows (in thousands):

	2007	2006
Cost of sales	$67	$34
Research and development	426	213
Selling, general, and administrative	757	377

Total deferred compensation expense	$1,250	$624

Intangible Assets Amortization. Intangible assets consist of purchased technology, patents and other identifiable intangible assets. Intangible assets amortization expense was $4.4 million and $6.2 million in 2007 and 2006, respectively. Intangible assets amortization decreased primarily due to the amortization of purchased technology which is now included with cost of sales. We reclassified certain amortization in 2007 to cost of sales based on our view that the intangibles are associated with product costs and our revenue-generating process. Amortization of purchased technology for prior periods is considered immaterial and has not been adjusted. We perform reviews for impairment of the purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Restructuring and Other Charges. We evaluate the adequacy of the accrued restructuring and other charges on a quarterly basis. As a result, we record certain reclassifications and reversals to the accrued restructuring and other charges based on the results of the evaluation. The total accrued restructuring and other charges for each restructuring event are not affected by reclassifications. Reversals are recorded in the period in which we determine that expected restructuring and other obligations are less than the amounts accrued. Tables summarizing the activity in the accrued liability for each restructuring event are contained in Note 10 of the Notes to the Consolidated Financial Statements. During 2007 and 2006, we recorded restructuring and other charges and reversals as described below.

Second Quarter 2007 Restructuring. During the second quarter of 2007, we incurred employee-related expenses associated with skill set changes for approximately 20 employees. The changes involved creating an integrated structure with our media server business along with some skill set changes in certain selling, general and administrative and engineering groups. The costs incurred in this restructuring event include employee severance and medical benefits. In 2007, we incurred $1.3 million of employee-related, net expenses.

First Quarter 2007 Restructuring. During the first quarter of 2007, we incurred employee-related expenses associated with certain engineering realignments. The costs incurred in this restructuring event are associated with employee termination benefits, including severance and medical benefits. All restructuring activities were completed by September 30, 2007. In 2007, we incurred $158,000 of employee-related, net expenses.

Fourth Quarter 2006 Restructuring. During the fourth quarter of 2006, we initiated a restructuring plan that included the elimination of 12 positions primarily supporting our contract manufacturing operations as a result of the termination of our relationship with one of our contract manufacturers in North America. The restructuring plan also includes closing our Charlotte office. In 2006, we incurred severance and other employee-related separation costs of $329,000 as a result of this restructuring event. In 2007 we incurred additional severance and other employee-related separation costs of $127,000 offset by reversals of $204,000, respectively, associated with three employees who found new positions within the Company. In addition, we incurred a cost of $64,000 associated with the closing of the Charlotte office during the third quarter of 2007 offset by $7,000 of amortization.

Interest Expense. Interest expense includes interest expense incurred on the convertible senior and the convertible subordinated notes. Interest expense decreased $54,000, or 3.1%, from $1.7 million in 2006 to $1.7 million in 2007. The decrease in the interest expense in 2007 compared to 2006 is due to the payment of the remaining principal amount of the convertible subordinated notes in August of 2007.

Interest Income. Interest income decreased $2.9 million, or 31.5%, from $9.3 million in 2006 to $6.4 million in 2007. Interest income decreased primarily due to our decreased cash and cash equivalents and investments balance associated with the purchase of Convedia and MCPD

Other Income (Expense), Net. Other income (expense), net, primarily includes foreign currency exchange gains and losses. Other income (expense), net, was $(169,000) in 2007 compared to $851,000 in 2006. Foreign currency exchange rate fluctuations resulted in a net loss of $116,000 in 2007 compared to a net gain of $96,000 in 2006. The change in the foreign currency exchange rate fluctuations for the year is due to changes in the Canadian Dollar, Euro, Israeli Shekel, Japanese Yen and Chinese Yuan relative the U.S. Dollar.

In addition to foreign currency exchange rate fluctuations, other income (expense) includes gains (losses) associated with our executive deferred compensation plan of $(52,000) and $362,000 for 2007 and 2006, respectively. For 2006, other income (expense), net also includes a $400,000 gain associated with a supplier settlement.

Income Tax Provision. We recorded tax benefits of $6.0 million and $746,000 for the years ended December 31, 2007 and 2006, respectively. Our effective tax rate for the year ended 2007 was (25.5%) compared to (5.4%) for the year ended December 31, 2006. The Company’s current effective tax rate differs from the statutory rate primarily due to the impact of stock option expense, research and development tax credits generated in 2007, the revaluation of certain net deferred tax assets due to changes in foreign currency exchange rates and taxes on foreign income that differ from U.S. tax rate.

On December 20, 2006, President Bush signed the Tax Relief and Health Care Act of 2006 (the “Tax Relief Act”), which extended the research and development tax credit. Under the Tax Relief Act the research and development tax credit was retroactively reinstated to January 1, 2006 and is available through December 31, 2007. We have recorded federal and Canadian research and development credits of approximately $770,000 and $1.8 million, respectively, for the year ended 2007.

At December 31, 2007, we had net deferred tax assets of $46.6 million. Valuation allowances of $6.3 million and $7.0 million, as of December 31, 2007 and 2006, respectively, have been provided for deferred income tax assets related primarily to net operating loss and tax credit carryforwards that may not be realized. The decrease in valuation allowance of $732,000 for the year ended December 31, 2007 compared to the year ended December 31, 2006 is primarily attributable to an increase in the utilization of net operating loss carryforwards from the acquisition of Microware in August 2001 and certain expired general business tax credit carryforwards resulting from the merger with Texas Micro Inc. In 1999, which had been previously reserved, offset by an increase in the valuation allowance caused by decreases in the projected income related to state net operating losses. Over the last two years as well as the current year we have generated cumulative book income after adjusting for purchase accounting and nonrecurring related adjustments. As of December 31, 2007 we estimate utilization of the net deferred tax assets will require that we generate $53.0 million and $52.1 million in taxable income in the United States and Canada, respectively, prior to the expiration of the net operating loss and tax credit carryforwards which will occur between 2008 and 2027. We cannot provide absolute assurance that we will generate sufficient taxable income to fully utilize the net deferred tax assets, and accordingly, we may record a valuation allowance against the deferred tax assets if our expectations of future taxable income change or are not achieved. We have considered future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would increase the valuation allowance and make a corresponding charge to earnings in the period in which we make such determination. Likewise, if we later determine that we are more likely than not to realize the net deferred tax assets, we would reverse the applicable portion of the previously provided valuation allowance. To the extent that the valuation allowance was recognized as a result of purchase accounting, the reduction of the valuation allowance would reduce the associated goodwill. All other reversals of the valuation allowance would result in a benefit in the period recognized. Finally, any tax benefit subsequently recognized from the acquired net operating loss and research and development tax credit associated with our Microware acquisition, completed in 2001, would be allocated to goodwill and will not benefit the income statement. Although realization is not assured, management believes that it is more likely than not that the balance of the deferred tax assets, net of the valuation allowance, as of December 31, 2007 will be realized.

The Company is subject to income taxes in the United States. and ten foreign countries, and on occasion, we have been subject to corporate income tax audits. In determining the value of income tax liabilities we make estimates of the results of future examinations of our income tax returns by taxing authorities. We believe that we have adequately provided our financial statements for additional taxes that we estimate may result from these examinations. If these amounts provided prove to be more than what is necessary, the reversal of the reserves would result in tax benefits being recognized in the period in which we determine the liability is no longer necessary. If an ultimate tax assessment exceeds our estimate of tax liabilities, an additional charge to expense will result.

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes —an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48, on January 1, 2007.

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

Gross Margin. Gross margin as a percentage of revenues for 2006 was 27.0% compared to 29.5% for 2005. Approximately half of the decrease in gross margin as a percentage of revenues for the year ended December 31, 2006 compared to the same period in 2005 was attributable to product mix, as more of our current revenue is coming from higher volume products with competitive pricing. The decrease is also due to $1.4 million associated with purchase accounting charges attributed to the acquisition of Convedia, including $978,000 for fair valuing accounting of inventory and the amortization of the $400,000 of Convedia backlog identified as an intangible asset, an increase of $1.3 million associated with our excess and obsolete accrual and $691,000 associated with the write down of raw material inventory that was sold to our contract manufacturing partners during the first quarter of 2006. The decrease is also due to increased adverse purchase commitments associated with the transfer of our production from one of our contract manufacturers to our Hillsboro facility and to our other contract manufacturer. For the year ended December 31, 2006, cost of sales included $876,000 of stock-based compensation expense which is discussed in Note 18 of the Notes to the Consolidated Financial Statements. We also continued to incur redundant manufacturing costs as we moved forward with outsourcing our internal manufacturing to our contract manufacturing partners. The decrease was also associated with additional manufacturing-related costs in 2006 due to making our products RoHS compliant.

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

Stock-based Compensation Expense. Stock-based compensation expense for the year ended December 31, 2006 consists of amortization of stock-based compensation associated with stock options and ESPP shares unvested and outstanding on January 1, 2006, new stock options and ESPP shares granted for the year ended December 31, 2006 and unvested restricted stock. During the year ended December 31, 2006, the Company incurred $6.6 million in stock-based compensation. During the year ended December 31, 2005, we incurred $199,000 in stock-based compensation expense. The increase is also due to the acquisition of Convedia.

We recognized stock-based compensation expense as follows (in thousands):

	2006	2005
Cost of sales	$876	$23
Research and development	1,745	55
Selling, general, and administrative	3,968	121

Total stock-based compensation expense	$6,589	$199

Deferred Compensation Expense. On September 1, 2006 all outstanding Convedia stock options vested and were considered exercised immediately. The proceeds of which were distributed as follows: 75% of the purchase price per share less the exercise price was paid to the option holder at closing and the remaining 25% will be paid in full to those Convedia employees still employed by RadiSys after one year of service. The 75% paid at the time of the acquisition is included in the purchase price and is allocated to goodwill. The remaining 25% is recorded as deferred compensation and amortized through the Consolidated Statement of Operations for the life of the asset (one year). Pursuant to the purchase agreement any forfeitures are reallocated to the remaining Convedia employees. For the four months ended December 31, 2006 we recognized $624,000 in deferred compensation expense.

We recognized deferred compensation expense as follows (in thousands):

	2006	2005
Cost of sales	$34	$—
Research and development	213	—
Selling, general, and administrative	377	—

Total deferred compensation expense	$624	$—

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

Fourth Quarter 2006 Restructuring. During the fourth quarter of 2006, we initiated a restructuring plan that included the elimination of 12 positions primarily supporting our contract manufacturing operations as a result of the termination of our relationship with one of our contract manufacturers in North America. The restructuring plan also includes closing our Charlotte office. In 2006, we incurred severance and other employee-related separation costs of $329,000 as a result of this restructuring event.

Second Quarter 2005 Restructuring. In June 2005, we initiated a restructuring plan that included the elimination of 93 positions primarily within our manufacturing operations as a result of the continued outsourcing of production to our manufacturing partners. In 2006, we incurred severance and other employee-

related separation costs of $589,000 as well as $307,000 of restructuring reversals. During the second quarter of 2006, we announced that we were discontinuing our relationship with one of our contract manufacturers in North America. As a result, we determined that all future employment terminations that were originally included in the second quarter 2005 restructuring event would not occur in the near term and the associated liability was reversed.

Fourth Quarter 2001 Restructuring. The accrual amount remaining as of December 31, 2005 represents lease obligations relating to the facilities in Boca Raton, Florida which were paid in January 2006.

In 2005, we repurchased $7.5 million principal amount of the outstanding 5.5% convertible subordinated notes, with an associated discount of $69,000. We repurchased the notes in the open market for $7.4 million and, as a result, recorded a loss of $50,000.

Interest Expense. Interest expense includes interest expense incurred on the convertible senior and the convertible subordinated notes. Interest expense decreased $321,000, or 15.6%, from $2.1 million in 2005 to $1.7 million in 2006. The decrease in the interest expense for 2006 compared to 2005 is due to the decrease in interest expense associated with the 5.5% convertible subordinated notes primarily resulting from the repurchases of the 5.5% convertible subordinated notes in the fourth quarter of 2005.

Interest Income. Interest income increased $3.0 million, or 47.5%, from $6.3 million in 2005 to $9.3 million in 2006. Interest income increased as a result of a higher average balance of cash, cash equivalents and investments in 2006 compared to 2005. Increasing interest rates and a shift in our investment portfolio towards higher yielding ARS has also contributed to the increase in interest income.

Other Income (Expense), net. Other expense, net, primarily includes foreign currency exchange gains and losses. Other income (expense), net, was $851,000 in 2006 compared to $(879,000) in 2005. Foreign currency exchange rate fluctuations resulted in a net gain of $96,000 in 2006 compared to a net loss of $803,000 in 2005. The change in the foreign currency exchange rate fluctuations is relatively flat for the year due to small changes in the Japanese Yen, Euro and GBP relative the U.S. Dollar.

Income Tax Provision. We recorded a tax benefit of $746,000 for the year ended December 31, 2006 compared to a tax provision of $1.2 million for the year ended December 31, 2005. Our effective tax rate for the year ended 2006 was (5.4%) compared to 6.9% for the year ended December 31, 2005. The Company’s current effective tax rate differs from the statutory rate primarily due to the impact of stock option expense, in-process R&D related to the Convedia acquisition, research and development tax credits generated in 2006 and taxes on foreign income that differ from U.S. tax rate.

Liquidity and Capital Resources

The following table summarizes selected financial information for each of the years ended on the dates indicated:

	December 31, 2007	December 31, 2006	December 31, 2005
	(Dollar amounts in thousands)
Cash and cash equivalents	$50,522	$23,734	$90,055
Short-term investments	72,750	102,250	135,800
Long-term investments	—	10,000	—

Cash and cash equivalents and investments	$123,272	$135,984	$225,855

Working capital	$63,086	$161,575	$249,159
Accounts receivable, net	$70,548	$42,549	$39,055
Inventories, net	$23,101	$35,184	$21,629
Accounts payable	$49,675	$39,699	$36,903
Convertible senior notes	$97,548	$97,412	$97,279
Convertible subordinated notes	$—	$2,410	$2,498
Days sales outstanding (A)	79	53	55
Days to pay (B)	76	68	73
Inventory turns (C)	8.2	7.5	8.4
Inventory turns—days (D)	29	73	44
Cash cycle time—days (E)	32	58	26

(A)	Based on ending net trade receivables divided by daily revenue (based on 365 days in each year presented).

(B)	Based on ending accounts payable divided by daily cost of sales excluding amortization of purchased technology (based on 365 days in each year presented).

(C)	Based on cost of sales divided by average ending inventory.

(D)	Based on ending inventory divided by quarterly cost of sales excluding amortization of purchased technology (annualized and divided by 365 days).

(E)	Days sales outstanding plus inventory turns—days, less days to pay.

Cash and cash equivalents increased by $26.8 million from $23.7 million at December 31, 2006 to $50.5 million at December 31, 2007. Activities impacting cash and cash equivalents are as follows:

Cash Flows

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)
Cash provided by operating activities	$19,971	$9,062	$32,171
Cash provided by (used in) investing activities	4,681	(88,179)	(23,302)
Cash provided by financing activities	1,783	12,366	1,224
Effects of exchange rate changes	353	430	(604)

Net increase (decrease) in cash and cash equivalents	$26,788	$(66,321)	$9,489

On September 12, 2007, we completed the acquisition of the MCPD business, paying cash of $31.8 million at closing and estimated direct acquisition-related expenses of $282,000.

During the years ended December 31, 2007 and 2006, we used $5.7 million and $5.2 million, respectively, for capital expenditures During the year ended December 31, 2007 capital expenditures were primarily associated with integrating the media server business and the MCPD business, upgrading our internal infrastructure as well as increasing manufacturing capabilities in our Hillsboro facility. During the year ended December 31, 2006 capital expenditures were primarily associated with our increased investment in our R&D and marketing efforts as we continue to develop and begin to sell standards-based solutions.

During the years ended December 31, 2007 and 2006, we received $4.8 million and $12.7 million, respectively, in proceeds from the issuance of common stock through the Company’s stock compensation plans.

Changes in foreign currency rates impacted beginning cash balances during 2007 by $353,000. Due to the Company’s international operations where transactions are recorded in functional currencies other than the U.S. Dollar, the effects of changes in foreign currency exchange rates on existing cash balances during any given periods results in amounts on the Consolidated Statements of Cash Flows that may not reflect the changes in the corresponding accounts on the Consolidated Balance Sheets.

As of December 31, 2007 and 2006 working capital was $63.1 million and $161.6 million, respectively. Working capital decreased by $98.5 million due primarily to the reclassification of our convertible senior note from long-term to current in accordance with the redemption option on November, 15, 2008. Working capital also decreased due to the purchase of the MCPD business for $31.8 million in cash at closing partially offset by positive cash flow generated from operating activities as well as from proceeds from sales of investments generated during 2007.

Investments

Short-term and long-term investments reported as (in thousands):

	December 31, 2007	December 31, 2006
Short-term investments, net of unamortized premium of zero and zero, respectively	$72,750	$102,250

Long-term investments, net of unamortized premium of zero and zero, respectively	$—	$10,000

We invest excess cash in debt instruments of the U.S. Government and its agencies, and those of high-quality corporate issuers. As of December 31, 2007 we had $72.8 million investments classified as available-for-sale. Our investment policy requires that the total investment portfolio, including cash and investments, not exceed a maximum weighted-average maturity of 18 months. In addition, the policy mandates that an individual investment must have a maturity of less than 36 months, with no more than 20% of the total portfolio exceeding 24 months. As of December 31, 2007, we were in compliance with our investment policy.

At December 31, 2007, our short-term available-for-sale investments were comprised of ARS which are pools of highly rated debt instruments with a long-term nominal maturity for which the interest rate is set through a “Dutch Auction” process. Our investments in ARS represent interests in collateralized debt obligations supported by pools of government backed student loans with AAA ratings. Between December 31, 2007 and February 26, 2008, we sold at par value $10 million in ARS of the total ARS balance of $72.8 million which was held at December 31, 2007. With the liquidity issues experienced in global credit and capital markets, in February 2008, $9.5 million of par value ARS we held experienced a failed auction as the amount of securities submitted for sale exceeded the amount of purchase orders. As of February 26, 2008, we held $62.8 million of par value ARS. If recent uncertainties continue or markets deteriorate further and we are unable to or decide not to hold our ARS to maturity, we may incur impairment charges, which could negatively affect the Company’s financial condition, cash flow and reported earnings and we may need to at least partially utilize our line of credit facility to meet our liquidity needs. Our investments in ARS continue to accrue and pay interest and with the recent auction failures may be subject to certain penalties payable to the holders as compensation for the lack of liquidity in the investment.

Line of Credit

During the quarter ended March 31, 2006, we transferred our $20.0 million line of credit facility from our commercial bank to an investment bank. This line of credit facility has an interest rate based on the 30-day London Inter-Bank Offered Rate (“LIBOR”) plus 0.75%. The line of credit is collateralized by our non-equity investments. The market value of non-equity investments must exceed 125% of the borrowed facility amount. At December 31, 2007, we had a standby letter of credit outstanding as required by one of our medical insurance carriers for $105,000. As of December 31, 2007 and 2006, there were no outstanding balances on the standby letter of credit or line of credit.

Convertible Senior Notes

During November 2003, we completed a private offering of $100 million aggregate principal amount of 1.375% convertible senior notes due November 15, 2023 to qualified institutional buyers. The discount on the convertible senior notes amounted to $3 million.

Convertible senior notes are unsecured obligations convertible into our common stock and rank equally in right of payment with all existing and future obligations that are unsecured and unsubordinated. Interest on the senior notes accrues at 1.375% per year and is payable semi-annually on May 15 and November 15. The notes are convertible, at the option of the holder, at any time on or prior to maturity under certain circumstances, unless previously redeemed or repurchased, into shares of our common stock at a conversion price of $23.57 per share, which is equal to a conversion rate of 42.4247 shares per $1,000 principal amount of notes. The notes are convertible if (i) the closing price of our common stock on the trading day prior to the conversion date reaches 120% or more of the conversion price of the notes on such trading date; (ii) the trading price of the notes falling below 98% of the conversion value or (iii) certain other events occur. Upon conversion, we will have the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. We may redeem all or a portion of the notes at our option on or after November 15, 2006 but before November 15, 2008 provided that the closing price of our common stock exceeds 130% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of the notice of the provisional redemption. On or after November 15, 2008, we may redeem the notes at any time. On November 15, 2008, November 15, 2013, and November 15, 2018, holders of the convertible senior notes will have the right to require us to purchase, in cash, all or any part of the notes held by such holder at a purchase price equal to 100% of the principal amount of the notes being purchased, together with accrued and unpaid interest and additional interest, if any, up to but excluding the purchase date. The accretion of the discount on the notes is calculated using the effective interest method.

As of December 31, 2007 and 2006, we had outstanding convertible senior notes with a face value of $100 million. As of December 31, 2007 and 2006, the book value of the convertible senior notes was $97.5 million and $97.4 million respectively, net of unamortized discount of $2.5 million and $2.6 million, respectively. The estimated fair value of the convertible senior notes was $99.8 million and $96.6 million at December 31, 2007 and 2006, respectively.

In February 2008, we repurchased $25.3 million principal amount of the convertible senior notes, with an associated discount of $616,000. We repurchased the notes in the open market for $24.6 million and, as a result, recorded a gain of $67,000.

Convertible Subordinated Notes

During August 2000, we completed a private offering of $120 million aggregate principal amount of 5.5% convertible subordinated notes due to qualified institutional buyers. From 2000 to 2006, we repurchased $117.7 million in aggregate principal amount of the convertible subordinated notes, with an associated unamortized discount of $2.4 million. We repurchase the notes for $106.7 million and, as a result recorded a gain of $8.5 million. We paid the remaining balance of $2.4 million at maturity on August 15, 2007.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2007 and the effect of such on its liquidity and cash flows in future periods (in thousands).

	2008	2009	2010	2011	2012	Thereafter
Future minimum lease payments	$3,865	$3,140	$2,776	$1,639	$—	$—
Purchase obligations (A)	31,336	—	—	—	—	—
Interest on convertible senior notes	1,375	1,375	1,375	1,375	1,375	15,125
Convertible senior notes (B)	100,000	—	—	—	—	—

Total contractual obligations	$136,576	$4,515	$4,151	$3,014	$1,375	$15,125

(A)	Purchase obligations include agreements or purchase orders to purchase goods or services that are enforceable and legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(B)	The convertible senior notes are shown at their face values, gross of unamortized discount amounting to $2.5 million at December 31, 2007, we may redeem the convertible senior notes at any time. On November 15, 2008, November 15, 2013, and November 15, 2018, holders of the convertible senior notes will have the right to require us to purchase, in cash, all or any part of the notes held by such holders at a purchase price equal to 100% of the principal amount of the notes being purchased, together with accrued and unpaid interest and additional interest, if any, up to but excluding the purchase date.

As noted above, in February 2008, we repurchased $25.3 million principal amount of the convertible senior notes.

In addition to the above, as discussed in Note 17 of the Notes to the Consolidated Financial Statements, we have approximately $2.8 million associated with unrecognized tax benefits and related interest and penalties. These liabilities are primarily included as a component of “other long-term liabilities” in our Consolidated Balance Sheet as we do not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but do not believe that the ultimate settlement of our obligations will materially affect our liquidity.

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

On February 6, 2008, we offered and sold in a public offering pursuant to the shelf registration statement $55.0 million aggregate principal amount of 2013 convertible senior notes. Interest is payable semi-annually, in arrears, on each August 15 and February 15, beginning on August 15, 2008, to the holders of record at the close of business on the preceding August 1 and February 1, respectively. The 2013 convertible senior notes mature on

February 15, 2013. Holders of the 2013 convertible senior notes may convert their notes into a number of shares of our common stock determined as set forth in the indenture governing the notes, which we refer to as the conversion rate, at their option on any day to and including the business day prior to the maturity date. The 2013 convertible senior are initially convertible into 76.7448 shares of common stock per $1,000 principal amount of the notes (which is equivalent to a conversion price of approximately $13.03 per share), subject to adjustment upon the occurrence of certain events. Upon the occurrence of a fundamental change, holders of the 2013 convertible senior notes may require us to repurchase some or all of their notes for cash at a price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any. In addition, if certain fundamental changes occur, we may be required in certain circumstances to increase the conversion rate for any 2013 convertible senior notes converted in connection with such fundamental changes by a specified number of shares of our common stock. The notes are our general unsecured obligations and rank equal in right of payment to all of our existing and future senior indebtedness, including our 2023 convertible senior notes, and senior in right of payment to our future subordinated debt. Our obligations under the 2013 convertible senior notes are not guaranteed by, and are effectively subordinated in right of payment to all existing and future obligations of, our subsidiaries and are effectively subordinated in right of payment to our future secured indebtedness to the extent of the assets securing such debt.

In connection with the issuance of the 2013 convertible senior notes, we entered into a capped call transaction with a hedge counterparty. The capped call transaction is expected to reduce the potential dilution upon conversion of the 2013 convertible senior notes in the event that the market value per share of our common stock, as measured under the terms of the capped call transaction, at the time of exercise is greater than the strike price of the capped call transaction of approximately $13.03, which corresponds to the initial conversion price of the 2013 convertible senior notes and is subject to certain adjustments similar to those contained in the notes. If, however, the market value per share of our common stock exceeds the cap price of the capped call transaction of $23.085, as measured under the terms of the capped call transaction, the dilution mitigation under the capped call transaction will be limited, which means that there would be dilution to the extent that the then market value per share of our common stock exceeds the cap price of the capped call transaction.

The net proceeds from the sale of the 2013 convertible senior notes were approximately $42.4 million, after deducting underwriting discounts and commissions, estimated offering expenses and the cost of the capped call transaction.

Liquidity Outlook

We believe that our current cash, cash equivalents and investments, net, amounting to $123.3 million at December 31, 2007, of which $72.8 million consisted of ARS, the cash generated from operations and our line of credit facility will satisfy our short and long-term expected working capital needs, capital expenditures, stock repurchases, and other liquidity requirements associated with our existing business operations even if we are required to hold our ARS until maturity. Capital expenditures are expected to range from $1.5 million to $2.0 million per quarter as we make additional R&D and IT capital investments.

As noted above, in February 2008, we offered and sold $55.0 million aggregate principal amount of our 2013 convertible senior notes and received net proceeds of approximately $42.4 million after deducting underwriting discounts and commissions, offering expenses and the cost of a capped call transaction.

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

Interest Rate Risk. We invest excess cash in debt instruments of the U.S. Government and its agencies, and those of high-quality corporate issuers. We attempt to protect and preserve our invested funds by limiting default, market, and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely affected due to a rise in interest rates while floating rate securities may produce less income than expected if interest rates decline. Due to the short duration of most of the investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair value of our investment portfolio. Additionally, the interest rate changes affect the fair market value but do not necessarily have a direct impact on our earnings or cash flows. Therefore, we would not expect our operating results or cash flows to be affected, to any significant degree, by the effect of a sudden change in market interest rates on the securities portfolio. The estimated fair value of our debt securities that we have invested in at December 31, 2007 and 2006 was $95.1 million and $112.5 million, respectively. The effect of an immediate 10% change in interest rates would not have a material effect on our operating results or cash flows.

Foreign Currency Risk. We pay the expenses of our international operations in local currencies, namely, the Euro, British Pound Sterling, New Shekel, Japanese Yen, Chinese Yuan, Canadian Dollar and Malaysian Ringgit. The international operations are subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, foreign exchange rate volatility and other regulations and restrictions. Accordingly, future results could be materially and adversely affected by changes in these or other factors. We are also exposed to foreign exchange rate fluctuations as the balance sheets and income statements of our foreign subsidiaries are translated into U.S. Dollars during the consolidation process. Because exchange rates vary, these results, when translated, may vary from expectations and adversely affect overall expected profitability. Foreign currency exchange rate fluctuations resulted in a net loss of $116,000 for the year ended December 31, 2007, a net gain of $96,000 for the year ended December 31, 2006 and a net loss of $803,000 for the year ended December 31, 2005.

In January 2008, to mitigate the risk associated with foreign exchange rate fluctuations, we entered into twelve foreign currency forward contracts of $7.9 million in Canadian Dollars that mature monthly over the next twelve months.

Convertible Senior Notes. The fair value of the convertible senior notes is sensitive to interest rate changes. Interest rate changes would result in an increase or decrease in the fair value of the convertible notes, due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our senior convertible notes in the open market, changes in the fair value of the senior convertible notes have no impact on our cash flows or Consolidated Financial Statements. The estimated fair value of the convertible senior notes was $99.8 million and $96.6 million at December 31, 2007 and 2006, respectively.

In February 2008, we repurchased $25.3 million principal amount of the convertible senior notes, with an associated discount of $616,000. We repurchased the notes in the open market for $24.6 million and, as a result, recorded a gain of $67,000.

Part II, Item 8.    Financial Statements and Supplementary Data

Quarterly Financial Data (unaudited)

	For the Year Ended December 31, 2007				For the Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Revenues	$66,853	$75,530	$83,630	$99,219	$65,811	$84,539	$81,430	$60,701
Gross margin	16,007	15,468	19,191	21,172	17,734	23,593	20,686	16,943
Income (loss) from operations (A)	(7,313)	(10,356)	(5,410)	(5,045)	21	3,489	(15,617)	(10,122)
Net income (loss)	(5,392)	(7,324)	(2,446)	(2,390)	1,426	4,359	(13,330)	(5,471)
Net income (loss) per share:
Basic	(0.25)	(0.34)	(0.11)	(0.11)	0.07	0.21	(0.62)	(0.25)
Diluted	(0.25)	(0.34)	(0.11)	(0.11)	0.07	0.18	(0.62)	(0.25)

(A)	Third Quarter 2006 Acquisition of Convedia. On September 1, 2006, we completed the acquisition of all of the capital stock of Convedia for approximately $106.1 million cash and incurred a $14.0 million in-process research and development charge.

Fourth Quarter 2006 Restructuring. During the fourth quarter of 2006, we initiated a restructuring plan that included the elimination of 12 positions primarily supporting our contract manufacturing operations as a result of the termination of our relationship with one of our manufacturing partners in North America. The restructuring plan also includes closing our Charlotte, North Carolina manufacturing support office. In 2006 and 2007, we incurred severance and other employee-related separation costs of $329,000 and $127,000, respectively, as a result of this restructuring event. We also incurred a cost of $64,000 associated with the closing of the Charlotte office during the third quarter of 2007.

First Quarter 2007 Restructuring. During the first quarter of 2007, we incurred employee-related expenses associated with certain engineering realignments. In 2007, we incurred severance and other employee-related separation, net costs of $158,000.

Second Quarter 2007 Restructuring. During the second quarter of 2007, we incurred employee-related expenses associated with skill set changes for approximately 20 employees. The changes involved creating an integrated structure with our media server business along with some skill set changes in certain selling, general and administrative and engineering groups. In 2007, we incurred $1.3 million of employee-related expenses, net.

Third Quarter 2007 Acquisition of the MCPD business. On September 12, 2007, we completed the acquisition of MCPD for $31.8 million in cash at closing.

Reclassifications. With the acquisition of Convedia on September 1, 2006, we acquired technology-related intangible assets that are directly incorporated into the line of products included in this acquisition. From the date of the acquisition through the period ended June 30, 2007, we have recorded amortization of these and other previously purchased technology to a separate line item within operating expenses. As these technologies contribute directly to our revenue generating process we have begun to classify the amortization of these purchased technologies to cost of sales. The 2007 Consolidated Statement of Operations has been reclassified to reflect this change. Amortization of purchased technology for prior periods is considered immaterial and has not been adjusted.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we conclude that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management excluded from its assessment of the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting, the disclosure controls and procedures and internal controls of the MCPD business which was acquired effective September 12, 2007. The MPCD business represents approximately 5% and 10% (4% excluding acquired goodwill and intangibles) of RadiSys’ consolidated revenues and consolidated total assets, respectively, for the year ended December 31, 2007. Management was unable to assess the effectiveness of the disclosure controls and procedures and internal control over financial reporting of the MPCD business because of the timing of the acquisition. Management expects to update its assessment of the effectiveness of the disclosure controls and procedures and internal control over financial reporting to include the MPCD business as soon as practicable but in any event, no later than in the Form 10-Q for the quarterly period ended September 30, 2008.

The effectiveness of internal control over financial reporting as of December 31, 2007, has been audited by KPMG, LLP, the independent registered public accounting firm who also audited the Company’s Consolidated Financial Statements included in this Item 8, as stated in the report which appears on page 52 hereof.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

RadiSys Corporation:

We have audited RadiSys Corporation’s internal control over financial reporting as of December 31, 2007, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). RadiSys Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, RadiSys Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

RadiSys Corporation acquired the assets of Intel Corporation’s Modular Communications Platform Division (MCPD) during 2007, and management excluded from its assessment of the effectiveness of RadiSys Corporation’s internal control over financial reporting as of December 31, 2007, MCPD’s internal control over financial reporting associated with total assets of $14,931,000, exclusive of acquired goodwill of $10,082,000, and acquired identifiable intangible assets of $12,777,000, and total revenues of $14,767,000 included in the consolidated financial statements of RadiSys Corporation and subsidiaries as of and for the year ended December 31, 2007. Our audit of internal control over financial reporting of RadiSys Corporation also excluded an evaluation of the internal control over financial reporting of MCPD.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RadiSys Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, statement of changes in shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 27, 2008 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Portland, Oregon

February 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

RadiSys Corporation:

We have audited the accompanying consolidated balance sheets of RadiSys Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, statement of changes in shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RadiSys Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in notes 14 and 18 to the consolidated financial statements, in the year ended December 31, 2006, RadiSys Corporation adopted SEC Staff Accounting Bulletin (SAB) No. 108, “Considering the Effect of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements” and Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share Based Payments”, respectively.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RadiSys Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Portland, Oregon

February 27, 2008

RADISYS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)
Revenues	$325,232	$292,481	$260,234
Cost of sales:
Cost of sales	238,392	213,525	183,398
Amortization of purchased technology	15,002	—	—

Total cost of sales	253,394	213,525	183,398

Gross margin	71,838	78,956	76,836
Research and development	46,242	41,492	29,784
Selling, general and administrative	47,874	39,330	30,084
Intangible assets amortization	4,428	6,224	2,052
In-process research and development charge	—	14,000	—
Restructuring and other charges	1,418	139	1,128

Income (loss) from operations	(28,124)	(22,229)	13,788
Loss on repurchase of convertible subordinated notes	—	—	(50)
Interest expense	(1,678)	(1,732)	(2,053)
Interest income	6,405	9,348	6,337
Other income (expense), net	(169)	851	(879)

Income (loss) before income tax provision (benefit)	(23,566)	(13,762)	17,143
Income tax provision (benefit)	(6,014)	(746)	1,185

Net income (loss)	$(17,552)	$(13,016)	$15,958

Net income (loss) per share:
Basic	$(0.80)	$(0.62)	$0.79

Diluted	$(0.80)	$(0.62)	$0.68

Weighted average shares outstanding:
Basic	21,883	21,158	20,146

Diluted	21,883	21,158	24,832

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents (Note 2)	$50,522	$23,734
Short term investments, net (Note 2)	72,750	102,250
Accounts receivable, net (Notes 3 and 19)	70,548	42,549
Other receivables (Note 3)	2,678	3,782
Inventories, net (Note 4)	23,101	35,184
Other current assets (Note 9)	4,655	4,609
Assets held for sale (Note 5)	644	3,497
Deferred tax assets (Note 17)	7,735	5,779

Total current assets	232,633	221,384
Property and equipment, net (Note 6 and 19)	11,233	11,075
Goodwill (Notes 7, 19 and 20)	67,644	67,183
Intangible assets, net (Notes 8, 19 and 20)	38,779	42,935
Long-term investments (Note 2)	—	10,000
Long-term deferred tax assets, net (Note 17)	38,832	24,531
Other assets (Note 9)	3,987	4,546

Total assets	$393,108	$381,654

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,675	$39,699
Accrued wages and bonuses	8,101	5,995
Accrued interest payable (Note 13)	172	222
Accrued restructuring (Note 10)	68	329
Deferred revenue	5,308	1,242
Convertible subordinated notes, net (Note 13)	—	2,410
Convertible senior notes, net (Note 13)	97,548	—
Other accrued liabilities (Notes 11 and 15)	8,675	9,912

Total current liabilities	169,547	59,809

Long-term liabilities:
Convertible senior notes, net (Note 13)	—	97,412
Other long-term liabilities (Note 14)	3,585	978

Total long-term liabilities	3,585	98,390

Total liabilities	173,132	158,199

Commitments and contingencies (Note 15)	—	—
Shareholders’ equity (Notes 14, 16 and 18):
Preferred stock—$.01 par value, 5,664 shares authorized; none issued or outstanding	—	—
Common stock—no par value, 100,000 shares authorized; 22,312 and 21,835 shares issued and outstanding at December 31, 2007 and December 31, 2006	226,873	212,887
Retained earnings (accumulated deficit)	(11,285)	6,555
Accumulated other comprehensive income:
Cumulative translation adjustments	4,388	4,013

Total shareholders’ equity	219,976	223,455

Total liabilities and shareholders’ equity	$393,108	$381,654

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

	Common Stock		Cumulative Translation Adjustments	Retained Earnings (Accumulated Deficit)	Total	Total Comprehensive Income (Loss)
	Shares	Amount
	(In thousands)
Balances, December 31, 2004	19,655	$182,705	$4,211	$4,317	$191,233
Shares issued pursuant to benefit plans	953	8,673	—	—	8,673
Restricted shares granted, net of cancellations	95	—	—	—	—
Stock based compensation	—	199	—	—	199
Tax benefit associated with employee benefit plans	—	2,262	—	—	2,262
Translation adjustments	—	—	(482)	—	(482)	(482)
Net income for the period	—	—	—	15,958	15,958	15,958

Balances, December 31, 2005	20,703	193,839	3,729	20,275	217,843
Comprehensive income, for the year ended December 31, 2005						$15,476

Cumulative effect of adjustment resulting from the adoption of SAB 108, net of tax	—	—	—	(704)	(704)

Adjusted Balances, January 1, 2006	20,703	193,839	3,729	19,571	217,139
Shares issued pursuant to benefit plans	1,000	12,723	—	—	12,723
Stock based compensation associated with employee benefit plans	—	6,589	—	—	6,589
Restricted shares granted, net of cancellations	144	—	—	—	—
Net settlement of restricted shares	(12)	(257)	—	—	(257)
Tax deficiency associated with employee benefit plans	—	(7)	—	—	(7)
Translation adjustments	—	—	350	—	350	350
Recognition of accumulated foreign currency translation adjustment due to liquidation of subsidiary	—	—	(66)	—	(66)	(66)
Net loss for the period	—	—	—	(13,016)	(13,016)	(13,016)

Balances, December 31, 2006	21,835	$212,887	$4,013	$6,555	$223,455

Comprehensive loss, for the year ended December 31, 2006						$(12,732)

Shares issued pursuant to benefit plans	449	4,830	—	—	4,830
Stock based compensation associated with employee benefit plans	—	9,881	—	—	9,881
Restricted shares granted, net of cancellations	54	—	—	—	—
Net settlement of restricted shares	(26)	(359)	—	—	(359)
Tax deficiency associated with employee benefit plans	—	(366)	—	—	(366)
Translation adjustments	—	—	407	—	407	407
Recognition of accumulated foreign currency translation adjustment due to liquidation of subsidiary	—	—	(32)	—	(32)	(32)
Cumulative effect of adjustment resulting from the adoption of accounting policy (note 17)	—	—	—	(288)	(288)
Net loss for the period	—	—	—	(17,552)	(17,552)	(17,552)

Balances, December 31, 2007	22,312	$226,873	$4,388	$(11,285)	$219,976

Comprehensive loss, for the year ended December 31, 2007						$(17,177)

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(17,552)	$(13,016)	$15,958
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,337	12,015	8,099
Inventory valuation allowance	6,580	5,593	4,505
Non-cash amortization of fair value adjustments to net tangible assets acquired from Convedia	658	1,428	—
Amortization of deferred compensation associated with the acquisition of Convedia	1,250	624	—
In-process research and development charge	—	14,000	—
Non-cash restructuring adjustments	—	—	(188)
Non-cash interest expense	209	217	236
Non-cash amortization of discount on investments	—	—	(86)
Loss (gain) on disposal of property and equipment	(148)	27	4
Loss on early extinguishments of convertible subordinated notes	—	—	50
Deferred income taxes	(6,360)	(562)	(1,535)
Stock-based compensation expense	9,881	6,589	199
Tax benefit of stock-based compensation plans	—	—	2,262
Other	141	46	(603)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(27,958)	(1,547)	3,785
Other receivables	1,104	156	(1,078)
Inventories	5,502	(17,563)	(3,980)
Other current assets	5,540	(238)	(1,142)
Accounts payable	9,956	1,556	5,355
Accrued wages and bonuses	2,048	211	(749)
Accrued interest payable	(50)	(2)	(154)
Accrued restructuring	(228)	(557)	(467)
Deferred revenue	3,760	703	72
Other accrued liabilities	301	(618)	1,628

Net cash provided by operating activities	19,971	9,062	32,171

Cash flows from investing activities:
Proceeds from held-to-maturity investments	10,000	39,750	62,056
Purchase of held-to-maturity investments	—	(10,000)	(44,667)
Proceeds from sale of auction rate securities	54,600	136,250	83,950
Purchase of auction rate securities	(25,100)	(142,450)	(119,000)
Capital expenditures	(5,657)	(5,185)	(5,527)
Purchase of long-term assets	(162)	(549)	(124)
Proceeds from the sale of property and equipment	3,032	73	10
Acquisition of Convedia, net of cash acquired	—	(106,068)	—
Acquisition of MCPD	(32,032)	—	—

Net cash provided by (used in) investing activities	4,681	(88,179)	(23,302)

Cash flows from financing activities:
Early extinguishments of convertible subordinated notes	—	(100)	(7,449)
Final payment of convertible subordinated notes	(2,416)
Net settlement of restricted shares	(359)	(257)	—
Financing costs	(272)	—	—
Proceeds from issuance of common stock	4,830	12,723	8,673

Net cash provided by financing activities	1,783	12,366	1,224

Effect of exchange rate changes on cash	353	430	(604)

Net increase (decrease) in cash and cash equivalents	26,788	(66,321)	9,489
Cash and cash equivalents, beginning of period	23,734	90,055	80,566

Cash and cash equivalents, end of period	$50,522	$23,734	$90,055

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,508	$1,514	$1,966
Income taxes paid (refunded)	314	(154)	199

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Significant Accounting Policies

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

Management Estimates

The Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that may affect the amounts reported in its Consolidated Financial statement and accompanying notes. Actual results may differ from these estimates under different assumptions or conditions.

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

Hardware

Revenue from hardware products where software is incidental is recognized in accordance with Staff Accounting Bulletin (“SAB”) 104. Under the Company’s standard terms and conditions of sale, the Company transfers title and risk of loss to the customer at the time product is shipped to the customer and revenue is

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized accordingly, unless customer acceptance is uncertain or significant obligations remain. The Company reduces revenue for estimated customer returns for rotation rights as well as for price protection rights according to agreements with its distributors. The amount of revenues derived from these distributors as a percentage of revenues was 9.9%, 3.4% and 1.5% for the years ended December 31, 2007, 2006 and 2005. The Company accrues the estimated cost of post-sale obligations for product warranties, based on historical experience at the time the Company recognizes revenue.

The software content included in Convedia Media Servers, certain MCPD products and certain components of ATCA systems is considered to be more than incidental and therefore the revenue associated with these products is recognized in accordance with Statement of Position (“SOP”) 97-2.

Software Royalties and Licenses

Revenue from software royalties and licenses is recognized in accordance with SOP 97-2. Revenue from customers for prepaid, non-refundable software royalties is recorded when the revenue recognition criteria have been met. Revenue for non-prepaid royalties is recognized at the time the underlying product is shipped by the customer paying the royalty. The Company recognizes software license revenue at the time of shipment or upon delivery of the software master provided when the revenue recognition criteria have been met and VSOE exists to allocate the total fee to all delivered and undelivered elements of the arrangement. The Company defers revenue on arrangements including specified software upgrades until the specified upgrade has been delivered.

Software maintenance

Software maintenance services are recognized as earned on the straight-line basis over the terms of the contract in accordance with SOP 97-2. The fair value of the Company’s post-contract support has been determined by renewal rates within the Company’s support agreements as well as the actual amounts charged to customers for renewal of their support services.

Engineering and other services

Engineering services revenue is recognized upon completion of certain contractual milestones and customer acceptance of the services rendered in accordance with SOP 81-1. Other services revenues include hardware repair services and custom software implementation projects. Hardware repair services revenues are recognized when the services are complete. Software implementation revenues are recognized upon completion of certain contractual milestones and customer acceptance of the services rendered.

Deferred Revenue

Deferred revenue represents amounts received or billed for the following types of transactions:

•

Distributor sales—Certain sales are made to distributors under agreements providing price protection and right of return on unsold merchandise. Revenue and costs relating to such distributor sales are deferred until the product is sold by the distributor or return privileges and price protection rights terminate, at which time related estimated distributor resale revenue, estimated effects of distributor price adjustments, and estimated costs are reflected in the Consolidated Statement of Operations.

•	Undelivered Elements of an Arrangement—Certain software sales include a specified free upgrade to an existing product. Revenue for such products is deferred until the future obligation is fulfilled.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

Service sales—Certain sales are made for products and related service where the fair value of the service cannot be determined. Revenues for such sales are deferred until all elements are delivered. The Company limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services or subject to customer-specified return or refund privileges.

Capitalized Software Development Costs

The Company does not capitalize internal software development costs incurred in the production of computer software as the Company concluded it would not incur any material costs between the point of technological feasibility and general release of the product to customers in the future. As such software development costs are expensed as R&D costs.

Shipping Costs

The Company’s shipping and handling costs for product sales are included under cost of sales for all periods presented. For the years ended December 31, 2007, 2006 and 2005 shipping and handling costs represented approximately 1% of cost of sales.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents in accordance with a Statement of Financial Accounting Standards (“SFAS”) No. 95 “Statement of Cash Flows.”

Investments

Auction rate securities (“ARS”) are classified as available-for-sale short-term investments. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income, which has historically been immaterial. Investments classified as held-to-maturity with original maturities of more than three months but less than a year are classified as short-term investments, and investments classified as held-to-maturity with original maturities more than a year are classified as long-term investments in the Consolidated Financial Statements.

The Company’s investments consist of ARS. The Company classifies, at the date of acquisition, its investments into categories in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company’s investments consisting of U.S. government notes and bonds are classified as held-to-maturity as the Company has the positive intent and ability to hold those securities to maturity and are stated at amortized cost in the Consolidated Balance Sheets. The Company’s investment policy requires that the held to maturity investments, including cash and investments, not exceed a maximum weighted-average maturity of 18 months. In addition, the policy mandates that an individual investment must have a maturity of less than 36 months, with no more than 20% of the total portfolio exceeding 24 months. Realized gains and losses, and interest and dividends on all securities are included in other expense, net and Interest income, in the Consolidated Statements of Operations.

Accounts Receivable

Trade accounts receivable are stated net of an allowance for doubtful accounts. An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of customers to make required payments. Management reviews the allowance for doubtful accounts quarterly for reasonableness and adequacy. If the

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Inventories

Inventories are stated at the lower of cost or market, net of an inventory valuation allowance. Pursuant to ARB 43 and SAB Topic 5-BB, our inventory valuation allowances establish a new cost basis for inventory. RadiSys uses the first-in, first-out (“FIFO”) method to determine cost. The Company evaluates inventory on a quarterly basis for obsolete or slow-moving items to ascertain if the recorded allowance is reasonable and adequate. Inventory is written down for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions.

Long-Lived Assets

Long-lived assets, such as property and equipment and definite-life intangible assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company assesses the impairment of the assets based on the undiscounted future cash flow the assets are expected to generate compared to the carrying value of the assets. If the carrying amount of the assets is determined not to be recoverable, a write-down to fair value is recorded. Management estimates future cash flows using assumptions about expected future operating performance. Management’s estimates of future cash flows may differ from actual cash flow due to, among other things, technological changes, economic conditions or changes to the Company’s business operations.

Goodwill represents the excess of cost over the assigned value of the net assets in connection with all acquisitions. Goodwill is reviewed for impairment in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 requires goodwill to be tested for impairment at least annually and under certain circumstances and will be written down when impaired.

Property and Equipment

Property and equipment is recorded at historical cost and depreciated or amortized on a straight-line basis as follows:

Machinery, equipment, furniture and fixtures	5 years
Software, computer hardware and manufacturing test fixtures	3 years
Engineering equipment and demonstration products	1 year
Leasehold improvements	Lesser of the lease term or estimated useful lives

Ordinary maintenance and repair expenses are charged to income when incurred.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Asset Retirement Obligations

The Company leases most of its facilities under various operating leases, some of which contain clauses that require the Company to restore the leased facility to its original state at the end of the lease term. In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” and FIN 47, “Accounting for Conditional Asset Retirement Obligations” any identified material asset retirement obligation is initially measured at the fair value and recorded as a liability with a corresponding increase in the carrying amount of the underlying property. Subsequently, the asset retirement obligation would accrete until the time the retirement obligation is expected to settle while the asset retirement cost is amortized over the useful life of the underlying property. As of December 31, 2007 the Company identified $75,000 of asset retirement obligations.

Accrued Restructuring and Other Charges

For the years ended December 31, 2007, 2006 and 2005 expenses associated with exit or disposal activities are recognized when probable and estimable under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” for everything but severance. Because the Company has a history of paying severance benefits, the cost of severance benefits associated with a restructuring charge is recorded when such costs are probable and the amount can be reasonably estimated. For leased facilities that were vacated, an amount equal to the total future lease obligations from the date of vacating the premises through the expiration of the lease, net of any future sublease income, was recorded as a part of restructuring charges.

Warranty

The Company provides for the estimated cost of product warranties at the time it recognizes revenue. Products are generally sold with warranty coverage for a period of 24 months after shipment. On a quarterly basis the Company assesses the reasonableness and adequacy of the warranty liability and adjusts such amounts as necessary. Warranty reserves are included in other accrued liabilities in the accompanying Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006. See also Note 11—Other Accrued Liabilities and Note 15—Commitments and Contingencies.

Research and Development

Research, development and engineering (“R&D”) costs are expensed as incurred. R&D expenses consist primarily of salary, bonuses and benefits for product development staff, and cost of design and development supplies and equipment, net of reimbursements for non-recurring engineering services.

Income Taxes

The Company accounts for income taxes using the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities. Valuation

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

allowances are established in accordance with SFAS No. 109, “Accounting for Income Taxes,” to reduce deferred tax assets to the amount expected to “more likely than not” be realized in future tax returns. Tax law and rate changes are reflected in the period such changes are enacted. The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109” (“FIN 48”), on January 1, 2007. In accordance with FIN 48, the Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. See Note 17 —Income Taxes.

Fair Value of Financial Assets and Liabilities

RadiSys estimates the fair value of its monetary assets and liabilities including cash and cash equivalents, short-term investments, long-term investments, accounts receivable, accounts payable, convertible senior notes and convertible subordinated notes based upon comparative market values of instruments of a similar nature and degree of risk in accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are a reasonable estimate of their fair values. The fair value for the investments, 1.375% convertible senior notes is based on quoted market prices as of the balance sheet date. See Note 13—Long-Term Liabilities.

Comprehensive Income (Loss)

In accordance with SFAS No. 130, “Reporting Comprehensive Income,” the Company reports accumulated other comprehensive income (loss) in its Consolidated Balance Sheets. Comprehensive income (loss) includes net income (loss) and translation adjustments. The cumulative translation adjustments consist of unrealized gains (losses) in accordance with SFAS No. 52, “Foreign Currency Translation.” In 2006, the Company liquidated the assets of two separate redundant foreign subsidiaries. As a result, the Company realized a net gain of approximately $66,000, previously classified as translation adjustments and included such amounts in other expenses, net in the Consolidated Financial Statements. In 2007, the Company liquidated the assets of a redundant foreign subsidiary. As a result, in 2007, the Company realized a net gain of approximately $32,000, previously classified as a translation adjustment and included in other expenses, net in the Consolidated Financial Statements.

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 18—Employee Benefit Plans.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net income (loss) per share

The Company computes earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Accordingly, basic earnings per share amounts are computed based on the weighted-average number of common shares outstanding. Diluted earnings per share amounts incorporated the incremental shares issuable upon assumed exercise of stock options, incremental shares associated with the assumed vesting of restricted stock and the assumed conversion of the Company’s convertible notes, as if the conversion to common shares had occurred at the beginning of the fiscal year and when such conversion would have the effect of reducing earnings per share. When the conversion of the Company’s convertible notes has the effect of reducing earnings per share earnings have also been adjusted for the interest expense on the convertible notes. See also Note 16—Basic and Diluted Income per Share.

Foreign currency translation

Assets and liabilities of international operations, using a functional currency other than the U.S. dollar, are translated into U.S. dollars at exchange rates as of December 31, 2007 and 2006. Income and expense accounts are translated into U.S. dollars at the actual daily rates of exchange prevailing during the period. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component in shareholders’ equity in accordance with SFAS No. 130. Foreign exchange transaction gains and losses are included in other expense, net, in the Consolidated Statements of Operations. Foreign currency exchange rate fluctuations resulted in a net gain (loss) of $(116,000), $96,000 and $(803,000) for the years ended December 31, 2007, 2006 and 2005, respectively.

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

In June 2007, the FASB also ratified EITF 07-3, “Accounting for Non-Refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact, if any, that the adoption of EITF 07-3 will have on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by the Company as of January 1, 2009.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2—Cash Equivalents and Investments

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2007
Money market mutual funds	$22,309	$—	$—	$22,309
Auction rate securities	72,750	—	—	72,750

	$95,059	$—	$—	$95,059

Less investments classified as cash equivalents	(22,309)

Total short-term investments	$72,750

December 31, 2006
Money market mutual funds	$251	$—	$—	$251
Auction rate securities	102,250	—	—	102,250
U.S. government notes and bonds	10,000	—	(16)	9,984

	$112,501	$—	$(16)	$112,485

Less investments classified as cash equivalents	(251)

Total short-term and long-term investments	$112,250

The Company invests excess cash in ARS primarily that have been classified as available-for-sale short-term investments. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income. For the years ended December 31, 2007 and 2006 the Company did not recognize any gains or losses on the sales of available-for-sale investments. For the years ended December 31, 2007 and 2006, there were no unrealized gains or losses on available-for-sale investments. At December 31, 2007, the Company had no held-to-maturity investments. At December 31, 2006, the Company had the intent and ability to hold held-to-maturity investments to maturity, and the securities are stated at amortized cost in the Consolidated Balance Sheets. The Company’s investment policy requires that the total investment portfolio, including cash and investments, not exceed a maximum weighted-average maturity of 18 months. In addition, the policy mandates that an individual investment must have a maturity of less than 36 months, with no more than 20% of the total portfolio exceeding 24 months. As of December 31, 2007, the Company was in compliance with its investment policy.

Short-term and long-term investments reported as (in thousands):

	December 31, 2007	December 31, 2006
Short-term available for sale investments	$72,750	$102,250

Long-term held-to-maturity investments	$—	$10,000

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Accounts Receivable and Other Receivables

Accounts receivable balances consisted of the following (in thousands):

	December 31, 2007	December 31, 2006
Accounts receivable, gross	$71,432	$43,407
Less: allowance for doubtful accounts	(884)	(858)

Accounts receivable, net	$70,548	$42,549

Accounts receivable at December 31, 2007 and 2006 primarily consists of sales to the Company’s customers which are generally based on standard terms and conditions. The Company recorded the following activity in allowance for doubtful accounts (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Allowance for doubtful accounts, beginning of the year	$858	$876	$888
Charged to costs and expenses	65	200	—
Less: write-offs, net of recoveries	(39)	(218)	(12)

Remaining allowance, end of the year	$884	$858	$876

As of December 31, 2007 and 2006 other receivables was $2.7 million and $3.8 million, respectively. Other receivables consisted primarily of non-trade receivables including receivables for inventory sold to the Company’s contract manufacturing partners. Sales to the Company’s contract manufacturing partners are based on terms and conditions similar to the terms offered to the Company’s regular customers. There is no revenue recorded associated with non-trade receivables.

Note 4—Inventories

Inventories consisted of the following (in thousands):

	December 31, 2007	December 31, 2006
Raw materials	$28,752	$32,034
Work-in-process	1,762	3,138
Finished goods	4,405	8,624

	34,919	43,796
Less: inventory valuation allowance	(11,818)	(8,612)

Inventories, net	$23,101	$35,184

During the years ended December 31, 2007, 2006 and 2005 the Company recorded provision for excess and obsolete inventory of $6.6 million, $5.6 million and $4.5 million, respectively.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the change in the Company’s inventory valuation allowance (in thousands):

	For the Years Ended December 31,
	2007	2006
Inventory valuation allowance, beginning of the year	$8,612	$7,272
Usage:
Inventory scrapped	(1,958)	(1,837)
Inventory utilized	(2,154)	(2,943)

Subtotal—usage	(4,112)	(4,780)
Write-downs of inventory valuation	6,580	5,593
Transfer from other liabilities (A)	738	527

Remaining valuation allowance, end of the year	$11,818	$8,612

(A)	Transfer from other liabilities is related to obsolete inventory purchased from contract manufacturers during the year which was previously reserved for as an adverse purchase commitment. (Note 11—Other Accrued Liabilities and Note 15—Commitments and Contingencies)

Although many of the raw materials used in the Company’s internal and outsourced manufacturing operations are available from a number of alternative sources, some of these are obtained from a single supplier or a limited number of suppliers. The Company and its outsourced manufacturing partners contract with third parties for a continuing supply of the components used in the manufacture of our products. The Company currently relies solely on Intel for the supply of some microprocessors and other components. Alternative sources of components that are procured from one supplier or a limited number of suppliers would be difficult to locate and/or it would require a significant amount of time and resources to establish and accommodate.

Note 5—Long-Lived Assets Held for Sale

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

In January 2006, RadiSys vacated the DC3 building and put it and the surrounding land, which had previously been held for future expansion, on the market for sale. The assets held for sale had a recorded value of $3.5 million which included land with a value of $2.2 million, building and building improvements with a net value of $1.3 million, and machinery and equipment with a net value of $38,000. The Company classified this facility in net assets held for sale as of January 31, 2006, and as a result ceased depreciation of these assets.

During 2007, the Company sold the DC3 building and one of the remaining lots of land held for $3.0 million resulting in a gain of $212,000 included in selling, general and administrative expenses in the Consolidated Statement of Operations. The balance in long-lived assets held for sale as of December 31, 2007 of $644,000 relates to the remaining lot of land.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2007	December 31, 2006
Manufacturing equipment	$17,133	$15,856
Office equipment and software	26,608	25,332
Leasehold improvements	4,588	4,126

	48,329	45,314
Less: accumulated depreciation and amortization	(37,096)	(34,239)

Property and equipment, net	$11,233	$11,075

Depreciation and amortization expense for property and equipment for the years ended December 31, 2007, 2006 and 2005 was $5.7 million, $5.1 million and $5.9 million, respectively.

Note 7—Goodwill

The Company tests goodwill for impairment at least annually. Additionally, the Company assesses goodwill for impairment if any adverse conditions exist that would indicate impairment. Conditions that would trigger an impairment assessment, include, but are not limited to, a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator. The Company is considered one reporting unit. As a result, to determine whether or not goodwill may be impaired, the Company compares its book value to its market capitalization. If the trading price of the Company’s common stock is below the book value per share at the date of the annual impairment test or if the average trading price of the Company’s common stock is below book value per share for a sustained period, a goodwill impairment test will be performed by comparing book value to estimated market value. The Company completed its annual goodwill impairment analysis as of September 30, 2007 and concluded that as of September 30, 2007, there was no goodwill impairment. See Note 20—Acquisitions for further information.

During 2007, the Company recorded a reduction, net to goodwill of $9.1 million primarily related to a purchase accounting adjustment related to the acquisition of Convedia. The Company also recorded a reduction to goodwill of $512,000 related to a purchase accounting adjustment related to the acquisition of Microware. See Note 12—Income Taxes for further information.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Intangible Assets

The following tables summarize details of the Company’s total purchased intangible assets (in thousands):

	Gross	Accumulated Amortization	Net
December 31, 2007
Existing technology	$38,315	$(19,011)	$19,304
Technology licenses	18,589	(8,052)	10,537
Patents	6,652	(6,073)	579
Customer lists	10,800	(4,895)	5,905
Trade names	3,636	(1,236)	2,400
Other	1,537	(1,483)	54

Total intangible assets	$79,529	$(40,750)	$38,779

December 31, 2006
Existing technology	$38,315	$(6,231)	$32,084
Technology licenses	6,790	(6,790)	—
Patents	6,647	(5,918)	729
Customer lists	8,200	(1,139)	7,061
Trade names	3,636	(575)	3,061
Other	637	(637)	—

Total intangible assets	$64,225	$(21,290)	$42,935

Intangible assets amortization expense was $19.4 million, $6.6 million and $2.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. The Company’s purchased intangible assets have lives ranging from 1 to 10 years. In accordance with SFAS No. 144, the Company reviews for impairment of all its purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The estimated future amortization expense of purchased intangible assets as of December 31, 2007 is as follows (in thousands):

For the Years Ending December 31,	Estimated Intangible Amortization Amount
2008	20,649
2009	12,588
2010	3,640
2011	1,253
2012	649

Total estimated future amortization expense	$38,779

With the acquisition of Convedia on September 1, 2006 RadiSys acquired technology-related intangible assets that are directly incorporated into the line of products included in this acquisition. From the date of acquisition through the period ended June 30, 2007 the Company has recorded amortization of these intangible assets to a separate line item within operating expenses. As these technologies contribute directly to the revenue generating process the Company has begun to classify the amortization of these purchased technologies to cost of sales starting on July 1, 2007. The 2007 Consolidated Statement of Operations has been reclassified to reflect this change. Amortization of purchased technology for prior periods is considered immaterial and has not been

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adjusted. Amortization of purchased technology associated with the acquisition of the MCPD business have also been recorded to cost of sales.

Note 9—Other Assets

Other current assets consisted of the following (in thousands):

	December 31, 2007	December 31, 2006
Prepaid maintenance, rent and other	$4,555	$3,359
Deferred compensation associated with the acquisition of Convedia (Note 20)	—	1,250
Income tax receivable, net	100	—

Other current assets	$4,655	$4,609

Other assets consisted of the following (in thousands):

	December 31, 2007	December 31, 2006
Employee deferred compensation arrangement	$3,362	$3,266
Other	625	1,280

Other assets	$3,987	$4,546

Employee deferred compensation arrangement represents the cash surrender value of insurance contracts purchased by the Company as part of its deferred compensation plan established in January 2001. Any elective deferrals by the eligible employees are invested in insurance contracts.

Note 10—Accrued Restructuring and Other Charges

Accrued restructuring consisted of the following (in thousands):

	December 31, 2007	December 31, 2006
Fourth quarter 2006 restructuring charge	$57	$329
Second quarter 2007 restructuring charge	11	—

Total	$68	$329

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

Fourth Quarter 2006 Restructuring

During the fourth quarter of 2006, the Company initiated a restructuring plan that included the elimination of 12 positions primarily supporting the Company’s contract manufacturing operations as a result of the termination of the relationship with one of the Company’s contract manufacturers in North America. The

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

restructuring plan also includes closing the Charlotte, North Carolina manufacturing support office. The Company expects this office closure to be completed by December 31, 2008.

The following table summarizes the changes to the fourth quarter 2006 restructuring costs (in thousands):

	Employee Termination and Related Costs	Facilities
Restructuring and other costs	$329	$—

Balance accrued as of December 31, 2006	329	—

Additions	127	64
Expenditures	(252)	(7)
Reversals	(204)	—

Balance accrued as of December 31, 2007	$—	$57

First Quarter 2007 Restructuring

During the first quarter of 2007, the Company incurred employee-related expenses associated with certain engineering realignments. The costs incurred in this restructuring event are associated with employee termination benefits, including severance and medical benefits. All restructuring activities were completed by September 30, 2007.

Second Quarter 2007 Restructuring

During the second quarter of 2007, the Company incurred employee-related expenses associated with skill set changes for approximately 20 employees. The changes involved creating an integrated structure with the media server business along with some skill set changes in certain selling, general and administrative and engineering groups. The costs incurred in this restructuring event include employee severance and medical benefits, and associated legal costs.

The following table summarizes the changes to the second quarter 2007 restructuring costs (in thousands):

Employee Termination and Related Costs
Restructuring and other costs	$1,451
Additions	71
Expenditures	(1,262)
Reversals	(281)
Foreign exchange loss	32

Balance accrued as of December 31, 2007	$11

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	December 31, 2007	December 31, 2006
Accrued tax liability	$—	$1,882
Accrued warranty reserve	2,494	2,000
Deferred compensation plan liability	2,651	2,458
Adverse purchase commitments	1,884	1,911
Other	1,646	1,661

Other accrued liabilities	$8,675	$9,912

Note 12—Short-Term Borrowings

During the quarter ended March 31, 2006, the Company transferred its $20.0 million line of credit facility from its commercial bank to an investment bank. This line of credit facility has an interest rate based on the 30-day London Inter-Bank Offered Rate (“LIBOR”) plus 0.75%. The line of credit is collateralized by the Company’s non-equity investments. The market value of non-equity investments must exceed 125.0% of the borrowed facility amount. At December 31, 2007, the Company had a standby letter of credit outstanding related to one of its medical insurance carriers for $105,000. As of December 31, 2007 and December 31, 2006, there were no outstanding balances on the standby letter of credit or line of credit.

Note 13—Convertible Debt

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

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007 the Company had outstanding convertible senior notes with a face value of $100 million and a book value of $97.5 million, net of unamortized discount of $2.5 million. As of December 31, 2006, the Company had outstanding convertible senior notes with a face value of $100 million and a book value of $97.4 million, net of unamortized discount of $2.6 million. Amortization of the discount on the convertible senior notes was $135,000 and $133,000 for the years ended December 31, 2007 and 2006, respectively. The estimated fair value of the convertible senior notes was $99.8 million and $96.6 million at December 31, 2007 and December 31, 2006, respectively.

As of December 31, 2007, the convertible senior notes were classified as short-term liabilities as they are redeemable at the option of the holders on November 15, 2008.

In February 2008, the Company repurchased $25.3 million principal amount of the convertible senior notes, with an associated discount of $616,000. The Company repurchased the notes in the open market for $24.6 million and, as a result, recorded a gain of $67,000.

Convertible Subordinated Notes

During August 2000, the Company completed a private offering of $120 million in aggregate principal amount of 5.5% convertible subordinated notes due to qualified institutional buyers. The discount at issuance on the convertible subordinated notes amounted to $3.6 million. The remaining outstanding notes of $2.4 million were paid at maturity on August 15, 2007.

Note 14—Staff Accounting Bulletin No. 108

The Company adopted SAB 108 on January 1, 2006. SAB 108 permitted the Company to adjust for the cumulative effect on retained earnings of immaterial errors relating to prior years. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. In accordance with SAB 108, the Company has adjusted beginning retained earnings for fiscal 2006 in the accompanying Consolidated Financial Statements for the items described below. The Company considers these adjustments to be immaterial to prior periods.

The Company currently leases two buildings in Hillsboro Oregon, which serve as the Company’s headquarters and primary in-house manufacturing facilities. The leases were entered into in October of 1996 and March of 1997 and extend to October of 2011. The terms of each lease include escalating lease payments over the life of the leases. These leases have been properly accounted for as operating leases but the expense associated with these leases was based on actual payments instead of a straight-line basis in accordance with the SFAS 13, “Accounting for Leases”. The cumulative error resulted in a reduction to 2006 beginning retained earnings, net of tax of $704,000 and an increase in current and long-term liabilities for the deferred rent liability as of January 1, 2006 of $1.1 million.

When considering the materiality of these misstatements in prior periods, the Company considered the amount of error originating in the then current years’ Consolidated Statement of Operations. Upon the adoption of SAB 108, the Company continued to assess materiality based on this approach but also considered the materiality of correcting the misstatement existing in the Consolidated Balance Sheet at the end of the current year. Based on this new approach to considering materiality, the Company concluded that the misstatements previously considered immaterial were material under the dual method.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15—Commitments and Contingencies

RadiSys leases most of its facilities, certain office equipment, and vehicles under non-cancelable operating leases which require minimum lease payments expiring from one to four years after December 31, 2007. Amounts of future minimum lease commitments in each of the four years ending December 31, 2008 through 2011 are as follows (in thousands):

For the Years Ending December 31,	Future Minimum Lease Payments
2008	3,865
2009	3,140
2010	2,776
2011	1,639

Total future minimum lease commitments	$11,420

Rent expense totaled $5.7 million, $3.6 million and $3.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Adverse Purchase Commitments

The Company is contractually obligated to reimburse its contract manufacturers for the cost of excess inventory used in the manufacture of the Company’s products, if there is no alternative use. This liability, referred to as adverse purchase commitments, is provided for in other accrued liabilities in the accompanying balance sheets. Estimates for adverse purchase commitments are derived from reports received on a quarterly basis from the Company’s contract manufacturers. Increases to this liability are charged to cost of goods sold. When and if the Company takes possession of inventory reserved for in this liability, the liability is transferred from other accrued liabilities (Note 11—Other Accrued Liabilities) to the excess and obsolete inventory valuation allowance (Note 4—Inventories).

Guarantees and Indemnification Obligations

As permitted under Oregon law, the Company has agreements whereby it indemnifies its officers, directors and certain finance employees for certain events or occurrences while the officer, director or employee is or was serving in such capacity at the request of the Company. The term of the indemnification period is for the officer’s, director’s or employee’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. To date, the Company has not incurred any costs associated with these indemnification agreements and, as a result, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2007.

The Company enters into standard indemnification agreements in its ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to the Company’s current products, as well as claims relating to property damage or personal injury resulting from the performance of services by us or the Company’s subcontractors. The maximum potential

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amount of future payments the Company could be required to make under these indemnification agreements is generally limited. Historically, the Company’s costs to defend lawsuits or settle claims relating to such indemnity agreements have been minimal and accordingly management believes the estimated fair value of these agreements is immaterial.

The Company provides for the estimated cost of product warranties at the time it recognizes revenue. Products are generally sold with warranty coverage for a period of 24 months after shipment. Parts and labor are covered under the terms of the warranty agreement. The workmanship of the Company’s products produced by contract manufacturers is covered under warranties provided by the contract manufacturer for a specified period of time ranging from 12 to 15 months. The warranty provision is based on historical experience by product family. The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its components suppliers; however ongoing failure rates, material usage and service delivery costs incurred in correcting product failure, as well as specific product class failures out of the Company’s baseline experience affect the estimated warranty obligation. If actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.

The following is a summary of the change in the Company’s warranty accrual reserve (in thousands):

	For the Years Ended December 31,
	2007	2006
Warranty liability balance, beginning of the year	$2,000	$2,124
Product warranty accruals	3,836	3,384
Adjustments for payments made	(3,342)	(3,508)

Warranty liability balance, end of the year	$2,494	$2,000

The warranty liability balance is included in other accrued liabilities in the accompanying Consolidated Balance Sheets as of December 31, 2007 and 2006.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16—Basic and Diluted Income per Share

A reconciliation of the numerator and the denominator used to calculate basic and diluted income per share is as follows (in thousands, except per share amounts):

	For the Years Ended December 31,
	2007	2006	2005
Numerator—Basic
Net income (loss), basic	$(17,552)	$(13,016)	$15,958

Numerator—Diluted
Net income (loss), basic	(17,552)	(13,016)	15,958
Interest on convertible senior notes, net of tax benefit (A)	—	—	969

Net income (loss), diluted	$(17,552)	$(13,016)	$16,927

Denominator—Basic
Weighted average shares used to calculate income per share from continuing operations and net income (loss) per share, basic	21,883	21,158	20,146

Denominator—Diluted
Weighted average shares used to calculate net income per share, basic	21,883	21,158	20,146
Effect of dilutive restricted stock	—	—	5
Effect of dilutive stock options (B)	—	—	438
Effect of convertible senior notes (A)	—	—	4,243

Weighted average shares used to calculate net income per share, diluted	21,883	21,158	24,832

Net income (loss) per share:
Basic	$(0.80)	$(0.62)	$0.79

Diluted	$(0.80)	$(0.62)	$0.68

(A)	For the years ended December 31, 2007, 2006 and 2005, interest on the convertible subordinated notes and as-if converted shares associated with the convertible senior notes and convertible subordinated notes were excluded from the calculation if the effect would be anti-dilutive. As of December 31, 2007 and 2006, the total number of as-if converted shares associated with the convertible senior notes was 4.2 million.

(B)	For the years ended December 31, 2007 and 2006, options amounting to 3.3 million and 3.1 million, respectively, were excluded from the calculation as the Company was in a loss position. For the year ended December 31, 2005, options amounting to 1.8 million were excluded from the calculation as the exercise prices were higher than the average market price of the common shares; therefore, the effect would be anti-dilutive.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17—Income Taxes

The income tax provision consists of the following (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Current provision (benefit):
Federal	$(65)	$(133)	$2,064
State	6	(178)	198
Foreign	1,334	135	457

Total current provision (benefit)	1,275	(176)	2,719

Deferred provision (benefit):
Federal	(2,249)	824	(1,975)
State	789	(109)	313
Foreign	(5,829)	(1,285)	128

Total deferred benefit	(7,289)	(570)	(1,534)

Total income tax provision (benefit)	$(6,014)	$(746)	$1,185

The income tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate to pretax income as a result of the following differences:

	For the Years Ended December 31,
	2007	2006	2005
Statutory federal tax (benefit) rate	(35.0)%	(35.0)%	35.0%
Increase (decrease) in rates resulting from:
State taxes	(0.5)	(1.5)	3.4
Goodwill benefit from acquisitions	(1.1)	(1.8)	(1.4)
Valuation allowance	(0.9)	(0.4)	(11.1)
Taxes on foreign income that differ from U.S. tax rate	16.6	(5.1)	(14.3)
Tax credits	(5.1)	(5.5)	(2.2)
Export sale benefit	—	(1.4)	(2.6)
Non-deductible stock-based compensation expense	6.4	5.7	—
In process research and development	—	37.1	—
Foreign currency adjustments	(6.9)	—	—
Other	1.0	2.5	0.1

Effective tax rate	(25.5)%	(5.4)%	6.9%

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of deferred taxes consist of the following (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Accrued warranty	$827	$680
Inventory	4,885	3,707
Restructuring accrual	25	120
Net operating loss carryforwards	18,306	19,415
Tax credit carryforwards	17,651	14,664
Stock-based compensation	2,407	1,264
Capitalized research and development	1,640	1,914
Fixed assets	5,660	2,630
Other	4,380	1,048

Total deferred tax assets	55,781	45,442
Less: valuation allowance	(6,307)	(7,039)

Net deferred tax assets	49,474	38,403

Deferred tax liabilities:
Intangible assets—Convedia/Microware	(118)	(6,261)
Goodwill	(2,789)	(1,832)

Total deferred tax liabilities	(2,907)	(8,093)

Total net deferred tax assets	$46,567	$30,310

In June 2006, the FASB issued FIN 48. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48, on January 1, 2007. Upon adoption, the Company increased its reserves for uncertain tax positions by $146,000. The adoption adjustment was recorded as a cumulative effect adjustment to shareholders’ equity. This increase was accounted for as a decrease of $288,000 to the beginning balance of retained earnings partially offset by a decrease of $142,000 to goodwill related to the acquisition of Convedia Corporation (“Convedia”). As of the date of adoption, the Company’s unrecognized tax benefits, exclusive of associated interest and penalties, totaled $1.5 million. Of this total, $1.1 million represents the amount of unrecognized tax benefits that, if recognized, will favorably affect the effective tax rate. The remaining $474,000, if recognized, will result in the reduction of goodwill. During the year ended December 31, 2007, there was an increase of $835,000 and a decrease of $168,000 in the uncertain tax positions related to foreign subsidiaries.

The Company’s ongoing practice is to recognize potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. In conjunction with the adoption of FIN 48, the Company increased the accrual for interest and penalties by an additional $40,000 to $511,000 on January 1, 2007. To the extent that interest and penalties are not assessed with respect to the uncertain tax positions, $404,000 of this total will be reflected as a reduction of the overall income tax provision. The remaining $107,000, if not assessed, will result in the reduction of goodwill. During the year ended December 31, 2007, the Company recognized a net increase of approximately $116,000 to $627,000 in potential interest and penalties associated with uncertain tax positions.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s total amounts of unrecognized tax benefits at the beginning and end of the period are as follows (in thousands):

Total
Balance at January 1, 2007	$1,476
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	835
Reductions for tax positions of prior years	(57)
Settlements	—
Reductions as a result of a lapse of applicable statute of limitations	(78)
Other	(33)

Balance accrued as of December 31, 2007	$2,143

The Company and its subsidiaries are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company’s statute of limitations is closed for all federal and state income tax years before 2004 and 2003, respectively. The statute of limitations for the Company’s Canadian subsidiary is closed for all tax years ended before October 31, 2004. The statute of limitations for the Company’s other foreign subsidiaries is closed for all income tax years before 2000 which includes federal and state income tax returns. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses and credits were generated and carried forward, and make adjustments up to the net operating loss and credit carryforward amounts.

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

The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of examinations prior to December 31, 2008. Additionally, the unrecognized tax benefits anticipated to be recognized due to the expiration of statute of limitations prior to December 31, 2008 are $339,000. The unrecognized tax benefits anticipated to be recognized within twelve months primarily relates to the expiration of the statute of limitations of the Company’s Ireland subsidiary.

During the year ended December 31, 2007, the Company recorded a reduction to goodwill of $9.0 million and an increase to goodwill of $83,000 as purchase accounting adjustments to adjust deferred tax assets related to the acquisition of Convedia. Additionally, the Company recorded a decrease to goodwill of $512,000 as a purchase accounting adjustment to increase a deferred tax asset for acquired net operating losses related to the acquisition of Microware.

The Company has recorded valuation allowances of $6.3 million and $7.0 million at December 31, 2007 and December 31, 2006, respectively, due to uncertainty involving utilization of certain net operating loss and tax credit carryforwards prior to the expiration which will occur between 2008 and 2027. The decrease in valuation allowance of $732,000 for the year ended December 31, 2007 compared to the year ended December 31, 2006, is primarily attributable to an increase in the utilization of net operating loss carryforwards from the Microware acquisition and certain expired general business tax credit carryforwards from the Texas Micro merger, which

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

had been previously reserved, offset by an increase in the valuation allowance caused by decreases in the projected income related to state net operating losses.

At December 31, 2007 and 2006, the Company had total available federal net operating loss carryforwards of approximately $32.0 million and $38.1 million, respectively, before valuation allowance. The federal net operating loss carryforwards expire between 2009 and 2023 and consist of approximately $14.5 million of consolidated taxable loss remaining after loss carrybacks to prior years, $7.9 million of loss carryforwards from the Texas Micro merger in 1999, and $9.5 million of loss carryforwards from the Microware acquisition in August of 2001. The net operating losses from Texas Micro and Microware are stated net of limitations pursuant to Section 382 of the Internal Revenue Code. The annual utilization limitations are $5.7 million and approximately $732,000 for Texas Micro and Microware, respectively. Any tax benefit recognized from the acquired Microware net operating loss carryforwards will be allocated to goodwill and will not benefit the income statement. The Company had total state net operating loss carryforwards of approximately $40.9 million and $42.3 million at December 31, 2007 and 2006, respectively, before valuation allowance. The state net operating loss carryforwards expire between 2008 and 2023. The Company also had net operating loss carryforwards of approximately $22.4 million from certain non-U.S. jurisdictions. The non-U.S. net operating loss carryforwards are primarily attributable to Canada, Germany and the U.K., and amount to approximately $19.8 million, $712,000, and $1.9 million, respectively. The Canada tax losses are attributable to the Convedia acquisition in September of 2006 and they expire between 2008 and 2026. The U.K. and German tax losses may be carried forward indefinitely provided certain requirements are met.

The Company has federal and state research and development tax credit and other federal tax credit carryforwards of approximately $12.6 million at December 31, 2007, to reduce future income tax liabilities. The federal and state tax credits expire between 2008 and 2027. The federal tax credit carryforwards include research and development tax credits of $1.5 million and $268,000 from the Texas Micro and Microware acquisitions, respectively. The utilization of these acquired credits is subject to an annual limitation pursuant to Section 383 of the Internal Revenue Code. Any tax benefit recognized from the acquired Microware tax credit carryforwards will be allocated to goodwill and will not benefit the income statement. On December 20, 2006 President Bush signed the Tax Relief and Health Care Act of 2006 which extended the research and development tax credit. Under the Act the research and development tax credit was retroactively reinstated to January 1, 2006 and is available through December 31, 2007. The Company’s Canadian subsidiary also had approximately $2.6 million in investment tax credit, $8.5 million in unclaimed scientific research and experimental expenditures and $15.6 million in undepreciated capital cost to be carried forward and applied against future income in Canada.

Realization of the deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of the net operating loss and tax credit carryforwards. Although realization is not assured, management believes that it is more likely than not that the balance of the deferred tax assets, net of the valuation allowance, as of December 31, 2007 will be realized. The amount of the net deferred tax assets that is considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced. Should management determine that the Company would not be able to realize all or part of the net deferred tax assets in the future, adjustments to the valuation allowance for deferred tax assets may be required. As of December 31, 2007 estimated utilization of the net deferred tax assets will require the Company to generate approximately $53.0 million and $52.1 million in taxable income in the United States and Canada, respectively, prior to the expiration of the net operating loss and tax credit carryforwards which will occur between 2008 and 2027.

Pretax book income (loss) from domestic operations for the fiscal years 2007, 2006 and 2005 was $(7.4) million, $2.4 million, and $9.2 million, respectively. Pretax book income (loss) from foreign operations for fiscal

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

years 2007, 2006 and 2005 was $(16.1) million, $(16.2) million, and $7.9 million, respectively. The Company has indefinitely reinvested approximately $3.1 million of the undistributed earnings of certain foreign subsidiaries at December 31, 2007. Such earnings would be subject to U.S. taxation if repatriated to the United States.

Note 18—Employee Benefit Plans

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

Stock Options and Restricted Stock Awards

On May 15, 2007, the Shareholders approved the 2007 Stock Plan (the “Plan”) to replace the 1995 Stock Incentive Plan, the 2001 Nonqualified Stock Option Plan and the RadiSys Corporation Stock Plan for Convedia Employees. The Plan provides the Board of Directors broad discretion in creating employee equity incentives. Unless otherwise stipulated in the plan document, the Board of Directors, at their discretion, determines stock option exercise prices, which may not be less than the fair market value of RadiSys common stock at the date of grant, vesting periods and the expiration periods which are a maximum of 10 years from the date of grant. Under the Plan, 3.2 million shares of common stock have been reserved and authorized for issuance to any non-employee directors and employees, with a maximum of 400,000 shares in any calendar year to one participant. The Plan provides for the issuance of stock options, restricted shares, restricted stock units and performance-based awards.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the activities related to the Company’s stock plans (in thousands, except weighted average exercise prices):

	Shares Available for Grant	Stock Options Outstanding		Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
		Number	Average Price
Balance, December 31, 2004	1,779	3,797	$16.64

Options granted	(946)	946	$15.01
Restricted shares granted	(97)	—	—
Options canceled	807	(807)	$19.68
Restricted shares canceled	2	—	—
Options exercised	—	(560)	$9.37

Balance, December 31, 2005	1,545	3,376	$16.66

Authorized	365
Options granted	(684)	684	$21.31
Restricted shares granted	(150)	—	—
Restricted stock units granted	(132)	—	—
Options forfeited	54	(54)	$16.96
Options expired	171	(171)	$20.68
Restricted shares canceled	7	—	—
Restricted shares repurchased	12	—	—
Options exercised	—	(723)	$12.56

Balance, December 31, 2006	1,188	3,112	$18.41	4.57	$4,869
Shares replaced	(1,597)	—	—
Authorized	3,200	—	—
Options granted	(666)	666	$13.79
Restricted shares granted	(39)	—	—
Restricted stock units granted (A)	(364)	—	—
Options forfeited	142	(142)	$18.48
Options expired	324	(324)	$26.25
Restricted shares canceled	26	—	—
Restricted stock units canceled (A)	44	—	—
Restricted shares repurchased	26	—	—
Options exercised	—	(43)	$10.47

Balance, December 31, 2007	2,284	3,269	$16.79	4.17	$2,032

Vested and expected to vest, December 31, 2007		3,223	$16.81	3.91	$2,030

Vested at December 31, 2007		2,299	$17.17	3.39	$1,987

(A)	The 2007 plan that replaced the 1995 Stock Incentive Plan, the 2001 Nonqualified Stock Option Plan and the RadiSys Corporation Stock Plan for Convedia Employees requires all restricted stock to be counted as two shares and stock options to be counted as one share.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing price of RadiSys shares as quoted on the NASDAQ Global Select Market for December 31, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the option holders had all option holders exercised their options on December 31, 2007. The intrinsic value of options changes based on the fair market value of RadiSys stock. Total intrinsic value of options exercised for the year ended December 31, 2007 was $227,000.

The following table summarizes the information about stock options outstanding at December 31, 2007 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding As of 12/31/2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable As of 12/31/2007	Weighted Average Exercise Price
$ 3.79-$12.26	361	2.35	$7.85	342	$7.64
$12.40-$13.69	571	6.21	$13.51	32	$12.90
$13.79-$15.62	577	4.32	$14.57	500	$14.59
$15.64-$19.02	532	3.48	$17.30	420	$17.34
$19.12-$20.75	707	4.50	$19.96	572	$19.77
$20.82-$49.91	521	3.31	$24.21	433	$24.40

$ 3.79-$49.91	3,269	4.17	$16.79	2,299	$17.17

Employee Stock Purchase Plan

In December 1995, the Company established an Employee Stock Purchase Plan (“ESPP”). All employees of RadiSys and its subsidiaries who customarily work 20 or more hours per week, including all officers, are eligible to participate in the ESPP. Separate offerings of common stock to eligible employees under the ESPP (an “Offering”) commence on February 15, May 15, August 15 and November 15 of each calendar year (“Enrollment Dates”) and continue for a period of 18 months. Multiple separate Offerings are in operation under the ESPP at any given time. An employee may participate in only one Offering at a time and may purchase shares only through payroll deductions permitted under the provisions stipulated by the ESPP. The purchase price is the lesser of 85% of the fair market value of the common stock on date of grant or that of the purchase date (“look-back feature”). Pursuant to the provisions of the ESPP, as amended, the Company is authorized to issue up to 4.7 million shares of common stock under the plan. For the years ended December 31, 2007, 2006 and 2005 the Company issued 405,000, 278,000 and 392,000 shares under the plan, respectively. At December 31, 2007, 1.4 million shares were available for issuance under the plan.

Stock-Based Compensation associated with Stock-Based Employee Benefit Plans

Prior to January 1, 2006, the Company accounted for stock-based compensation associated with its stock-based employee benefit plans using the intrinsic value method in accordance with the provisions of APB 25 and, in accordance with the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, An Amendment of SFAS No. 123,” the Company provided pro forma disclosures of net income (loss) and net income (loss) per common share for periods prior to January 1, 2006 as if the fair value method had been applied in measuring compensation expense in accordance with SFAS 123.

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

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ESPP shares outstanding as of January 1, 2006. Prior periods will not be restated. Beginning January 1, 2006, the pro forma disclosures previously permitted are no longer an alternative to financial statement recognition.

In 2004, in an effort to reduce the amount of stock-based compensation expense that the Company would include in its financial statements after the effective date of SFAS 123R or January 1, 2006, the Compensation Committee of the Board of Directors approved an acceleration of vesting of those non-director employee stock options with an option price greater than $15.99, which was greater than the fair market value of the shares on that date ($14.23). Approximately 1.1 million options with varying remaining vesting schedules were subject to the acceleration and became immediately exercisable. Historically the Company has not accelerated the vesting of employee stock options. As a result of the acceleration, the Company reduced the stock-based compensation expense that it would include in net income after January 1, 2006. Included in the pro forma stock-based compensation expense for fiscal year 2004 was $6.1 million associated with the acceleration, net of related tax effects. As a result of the acceleration, the Company estimates that stock-based compensation expense, net of related tax effects, was reduced by approximately $2.5 million, $1.8 million and $219,000 for the years ended December 31, 2005, 2006 and 2007, respectively.

In an effort to further reduce the impact of SFAS 123R, based on Board of Director approval received on March 1, 2005, the Company changed its equity instrument compensation structure such that it has reduced the total number of options granted to employees and the number of employees who receive stock-based employee benefit plan awards.

As a result of adopting SFAS 123R, net loss for the years ended December 31, 2007 and 2006 was $9.9 million and $6.6 million higher, respectively, than if the Company had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted loss per share for the years ended December 31, 2007 and 2006 was $0.45 and $0.31, respectively. In addition, prior to the adoption of SFAS 123R, the Company presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options will be classified as financing cash flows when realized as a reduction of cash taxes owed.

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

To determine the fair value of the stock options and ESPP shares using the Black-Scholes option pricing model, the calculation takes into consideration the effect of the following:

•	Exercise price of the option or purchase price of the ESPP share;

•	Price of the Company’s common stock on the date of grant;

•	Expected term of the option or share;

•	Expected volatility of the Company’s common stock over the expected term of the option or share; and

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Risk free interest rate during the expected term of the option or share.

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

As required by SFAS No. 123, the Company computed the value of options granted and ESPP shares issued during 2007, 2006 and 2005 using the Black-Scholes option pricing model for pro forma disclosure purposes. The fair value of the following stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the fiscal years ended December 31:

	Options			Employee Stock Purchase Plan
	2007	2006	2005	2007	2006	2005
Expected life (in years)	4.1	4.0	4.2	1.5	1.5	1.5
Interest rate	4.60%	4.95%	3.80%	4.23%	4.73%	1.95%
Volatility	44%	56%	64%	37%	42%	84%
Dividend yield	—	—	—	—	—	—

For the years ended December 31, 2007, 2006 and 2005, the total value of the options granted was approximately $3.7 million, $7.0 million and $7.4 million, respectively. For the years ended December 31, 2007, 2006 and 2005 the weighted-average valuation per option granted was $5.63, $10.18 and $7.87, respectively. The total estimated value associated with ESPP shares to be granted under enrollment periods beginning in the years ended December 31, 2007, 2006 and 2005 was $449,000, $1.9 million and $362,000, respectively.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the activities related to the Company’s unvested restricted stock grants (in thousands; except weighted-average grant date fair values):

	Restricted Shares	Weighted-Average Grant Date Fair Value
Balance, December 31, 2004	—	$—

Shares granted	97	16.62
Shares canceled	(2)	14.23

Balance, December 31, 2005	95	$16.67

Shares granted	150	21.14
Stock units granted	132	23.46
Shares vested	(32)	20.82
Shares canceled	(6)	18.19
Stock units canceled	(1)	23.46

Balance, December 31, 2006	338	$21.24
Shares granted	39	17.79
Stock units granted	183	13.56
Shares vested	(75)	19.10
Stock units vested	(41)	23.46
Shares canceled	(26)	19.80
Stock units canceled	(36)	21.07

Balance, December 31, 2007	382	$17.41

The Company expects that approximately 287,000 of the balance of restricted stock at December 31, 2007 will vest. According to the Restricted Stock Grant Agreement, upon the vesting dates, the holder of the restricted stock unit grant shall be issued a number of shares equal to the number of restricted stock units which have vested.

The pro forma table below reflects net income and basic and diluted net income per share for the year ended December 31, 2005 had RadiSys accounted for these plans in accordance with SFAS No. 123, as follows (in thousands, except per share amounts):

2005
Net income	$15,958
Add: Stock-based compensation expense included in reported net income, net of related tax effects (A)	123
Deduct: Stock-based compensation expense determined under fair value method for all awards, net of related tax effects (B)	(3,128)

Pro forma net income	$12,953

Net income per share:
Basic	$0.79

Diluted	$0.68

Pro forma basic	$0.64

Pro forma diluted	$0.56

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(A)	In 2005, 97,000 shares of restricted stock were granted. The Company incurred $199,000 of stock-based compensation related to restricted stock for the year ended December 31, 2005.

(B)	In 2004, in an effort to reduce the amount of stock-based compensation expense that the Company would include in its financial statements after the effective date of SFAS 123R or January 1, 2006, the Compensation Committee of the Board of Directors approved an acceleration of vesting of those non-director employee stock options with an option price greater than $15.99, which was greater than the fair market value of the shares on that date ($14.23). Approximately 1.1 million options with varying remaining vesting schedules were subject to the acceleration and became immediately exercisable. Historically the Company has not accelerated the vesting of employee stock options. As a result of the acceleration, the Company reduced the stock-based compensation expense that it would include in net income after January 1, 2006. As a result of the acceleration, the Company estimates that stock-based compensation expense, net of related tax effects, was reduced by approximately $2.5 million, $1.8 million and $219,000 for the years ended December 31, 2005, 2006 and 2007, respectively.

The effects of applying SFAS 123 for providing pro forma disclosure for 2005 are not likely to be representative of the effects on reported net income and net income per share for future years since options vest over several years and additional awards are made each year.

For the years ended December 31, 2007, 2006 and 2005, stock-based compensation was recognized and allocated as follows (in thousands):

	2007	2006	2005
Cost of sales	$971	$876	$23
Research and development	2,793	1,745	55
Selling, general and administrative	6,117	3,968	121

Total stock-based compensation expense	9,881	6,589	199

For the year ended December 31, 2007, stock-based compensation associated with stock options, restricted stock and ESPP shares amounted to $4.6 million, $2.9 million and $2.4 million, respectively. For the year ended December 31, 2006, stock-based compensation associated with stock options, restricted stock and ESPP shares amounted to $3.8 million, $1.4 million and $1.4 million, respectively. As of December 31, 2007, $5.8 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.00 years. As of December 31, 2007, $5.1 million of unrecognized stock-based compensation expense related to unvested restricted stock is expected to be recognized over a weighted-average period of 1.38 years.

401(k) Savings Plan

The Company established a 401(k) Savings Plan (“401(k) Plan”), a defined contribution plan, as of January 1, 1989 and amended through January 1, 2007, in compliance with Section 401(k) and other related sections of the Internal Revenue Code and corresponding Regulations issued by the Department of Treasury and Section 404(c) of Employee Retirement Income Security Act of 1974 (“ERISA”), to provide retirement benefits for its U.S employees. Under the provisions of the plan, eligible employees are allowed pre-tax contributions of up to 30% of their annual compensation or the maximum amount permitted by the applicable statutes. Additionally, eligible employees can elect to make catch-up contributions, within the limits set forth by pre-tax contributions, or to the maximum amount permitted by the applicable statutes. Pursuant to the provisions of the 401(k) Plan, the Company may contribute 50% of pre-tax contributions made by eligible employees, adjusted for loans and withdrawals, up to 6% of annual compensation for each eligible employee. The Company may elect to

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

make supplemental contributions as periodically determined by the Board of Directors at their discretion. The contributions made by the Company on behalf of eligible employees become 100% vested after three years of service, or 33% per year after one year of service. The Company’s total contributions to the 401(k) Plan amounted to $905,000, $887,000 and $792,000 in 2007, 2006 and 2005, respectively. In addition, some of the Company’s employees outside the U.S are covered by various defined contribution plans, in compliance with the statutes of respective countries. The participants pay for the 401(k) Savings Plan administrative expenses.

Deferred Compensation Plan

Effective January 1, 2001, the Company established a Deferred Compensation Plan, providing its directors and certain eligible employees with opportunities to defer a portion of their compensation as defined by the provisions of the plan. The Company credits additional amounts to the deferred compensation plan to make up for reductions of Company contributions under the 401(k) Plan. The deferred amounts are credited with earnings and losses under investment options chosen by the participants. The Company sets aside deferred amounts, which are then invested in long-term insurance contracts. All deferred amounts and earnings are 100% vested at all times, but are subject to the claims of creditors of the Company under a bankruptcy proceeding. Benefits are payable to a participant upon retirement, death, and other termination of employment on such other date as elected by the participant in accordance with the terms of the plan (see Note 9—Other Assets). Deferred amounts may be withdrawn by the participant in case of financial hardship as defined in the plan agreement.

Note 19—Segment Information

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

Revenues on a product and services basis are as follows (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Hardware	$310,001	$280,720	$252,180
Software royalties and licenses	9,440	6,193	4,394
Software maintenance	2,876	1,402	1,919
Engineering and other services	2,915	4,166	1,738
Other	—	—	3

Total revenues	$325,232	$292,481	$260,234

Generally, the Company’s customers are not the end-users of its products. The Company ultimately derives its revenues from two end markets as follows (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Communication Networking	$247,227	$217,744	$194,146
Commercial Systems	78,005	74,737	66,088

Total revenues	$325,232	$292,481	$260,234

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information about the Company’s geographic revenues and long-lived assets by geographical area is as follows (in thousands):

Geographic Revenues

	For the Years Ended December 31,
	2007	2006	2005
United States	$99,173	$89,404	$80,739
Other North America	6,706	11,836	12,115
North America	105,879	101,240	92,854
Europe, the Middle East and Africa (“EMEA”)	132,054	140,719	131,403
Asia Pacific	87,299	50,522	35,977

Total revenues	$325,232	$292,481	$260,234

Long-lived assets by Geographic Area

	December 31, 2007	December 31, 2006	December 31, 2005
Property and equipment, net
United States	$9,459	$7,881	$11,372
Other North America	987	1,096	—
EMEA	99	143	170
Asia Pacific	688	1,955	2,034

Total property and equipment, net	$11,233	$11,075	$13,576

Goodwill
United States	$37,033	$27,463	$27,463
Other North America	30,611	39,720	—

Total goodwill	$67,644	$67,183	$27,463

Intangible assets, net
United States	$13,684	$1,434	$2,159
Other North America	9,838	18,416	—
EMEA	15,257	23,085	—

Total intangible assets, net	$38,779	$42,935	$2,159

For the years ended December 31, 2007, 2006 and 2005 the following customers accounted for more than 10% of total revenues. These customers accounted for the following percentages of total revenue:

	2007	2006	2005
Nokia Siemens Networks	43.8%	40.9%	37.1%
Nortel	—	10.3%	14.3%

For the years ended December 31, 2006 and 2005, revenues attributable to Nokia Siemens Networks include revenues of Nokia and Siemens Networks prior to their business combination.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following customers accounted for more than 10% of accounts receivable. These customers accounted for the following percentages of accounts receivable:

	December 31, 2007	December 31, 2006
Nokia Siemens Networks	39.4%	24.4%
Nortel	—	10.2%
Intel	20.6%	—

Note 20—Acquisitions

Acquisition of the MCPD Business

On September 12, 2007, RadiSys completed its acquisition (the "Acquisition") of certain assets of the Modular Communications Platform Division (“MCPD”), including products in the Advanced Telecommunications Architecture (ATCA) and compact PCI lines, of Intel Corporation ("Intel") for $31.8 million in cash at closing. The total preliminary purchase price of the acquisition which consists of the cash paid at closing and the estimated direct acquisition-related expenses of $282,000 is currently estimated to be $32.0 million and has been accounted for as a purchase business combination under Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). Any additional direct expenses will be recorded as additional goodwill.

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

Identifiable intangible assets

The fair value of the acquired identifiable intangible assets, which are subject to amortization, was determined using the income approach. The following table sets forth the components of these other intangible assets and their estimated useful lives (in thousands):

	Preliminary Fair Value	Remaining Useful Life (in years)
Royalty-free technology license—1.0 Gigabit ATCA	7,000	3.0
Royalty-free technology license—Next Generation	3,600	5.2
Royalty-free technology license—compact PCI/Legacy	1,100	1.0
Customer-related intangible	2,600	2.3
Backlog	900	0.5

Total acquired identifiable intangible assets	$15,200

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

The MCPD business recognizes net revenue when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title, and acceptance, if applicable, as well as fixed pricing and reasonable assurance of collectibility. Pricing allowances, including discounts based on contractual arrangements with customers, are recorded when revenue is recognized as a reduction to both accounts receivable and revenue. Because of frequent sales price reductions and rapid technology obsolescence in the industry, sales made to distributors under agreements allowing price protection and/or right of return are deferred until the distributors sell the merchandise. During the transition period, the Company will continue to recognize revenue in accordance with historical practices used by the MCPD business.

Transition Period

In connection with the Asset Purchase Agreement, the Intel and RadiSys entered into a Transition Services Agreement (the “TSA”). Pursuant to the terms of the TSA, Intel intends to manufacture, assemble, and test and supply products that are sold by the MCPD business. This arrangement is expected to continue through the first quarter of 2008 while RadiSys arranges other resources. Intel will also provide certain transition services to RadiSys, including financial services, supply chain support, data extraction, conversion services, facilities and site computing support, and office space services.

Acquisition of Convedia

On September 1, 2006, RadiSys completed the acquisition (the “Acquisition”) of all of the capital stock of Convedia for approximately $105 million in cash at closing (“Initial Consideration”). Up to an additional $10 million in cash (the “Final Consideration”) would be payable based on a contingent payment formula tied to achieving certain profitability goals during the twelve-month period which began on October 1, 2006 (“Contingent Payment”). As of October 1, 2007, the goals were not met; therefore no Contingent Payment was made. The total purchase price of the acquisition which consists of the Initial Consideration and the direct acquisition-related expenses (“Purchase Price”) is approximately $110.9 million and has been accounted for as a purchase business combination under Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”).

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchase Price Allocation

In accordance with the purchase method of accounting as prescribed by SFAS 141, the Company allocated the Purchase Price to the net tangible and identifiable intangibles assets based on their estimated fair values. Additionally, the Company has not identified any material pre-acquisition contingencies where a liability is probable and the amount of the liability can be reasonably estimated. The Purchase Price has initially been allocated as follows (in thousands):

September 1, 2006
Fair value of tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$4,874
Accounts receivable, net	2,027
Other receivables	51
Inventories, net	2,546
Deferred tax assets, current	3,606
Other current assets	672
Property and equipment, net	923
Long-term deferred tax assets	5,768
Other assets	531
Accounts payable	(1,228)
Accrued wages and bonuses	(921)
Other accrued liabilities	(1,839)
Deferred tax liabilities	(3,606)
Long-term deferred tax liabilities	(5,456)

Total tangible assets acquired and liabilities assumed	7,948
Deferred compensation	1,874
Identifiable intangible assets	47,400
In-process research and development charges	14,000
Goodwill	39,720

Total preliminary purchase price	$110,942

During the year ended December 31, 2007, the Company recorded a reduction to goodwill of $9.0 million and an increase to goodwill of $83,000 as purchase accounting adjustments to adjust deferred tax assets related to the acquisition of Convedia.

Deferred Compensation

According to the terms of the Acquisition Agreement, all outstanding Convedia stock options vested and were considered exercised immediately upon closing or September 1, 2006. The proceeds of which would be distributed as follows: 75% of the purchase price per share less the exercise price was paid to the option holder at closing or September 1, 2006 and the remaining 25% is to be paid in full to those Convedia employees still employed by RadiSys after one year of service. The 75% paid at the time of the acquisition is included in the purchase price and is allocated to goodwill. The remaining 25% is recorded as deferred compensation and amortized through the Consolidated Statement of Operations for the life of the asset (one year). Pursuant to the purchase agreement any forfeitures are reallocated to the remaining Convedia employees.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Identifiable intangible assets

The fair value of the acquired identifiable intangible assets, which are subject to amortization, was determined using the income approach. The following table sets forth the components of these intangible assets and their weighted average estimated useful lives (in thousands):

	Preliminary Fair Value	Weighted Average Remaining Useful Life (In Years)
Core and developed technology	35,900	3.0
Trademark and tradename	2,900	4.9
Customer-related intangible	8,200	2.4
Backlog	400	0.2

Total acquired identifiable intangible assets	$47,400

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

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Pro forma financial information

The pro forma financial information for the year ended December 31, 2006 combines the historical RadiSys, Convedia and MCPD statements of operations as if the Acquisitions had been completed at the beginning of the fiscal year. The pro forma financial information for the year ended December 31, 2007 combines the historical RadiSys and MCPD statements of operations as if the Acquisition had been completed at the beginning of the fiscal year. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented.

	2007	2006
Total revenues	$371,103	$387,613
Net income (loss)	$(52,066)	$(118,029)
Basic net income (loss) per share	$(2.38)	$(5.58)
Diluted net income (loss) per share	$(2.38)	$(5.58)

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

Note 21—Legal Proceedings

In the normal course of business, the Company becomes involved in litigation. As of December 31, 2007, in the opinion of management RadiSys had no pending litigation that would have a material effect on the Company’s financial position, results of operations or cash flows.

Note 22—Subsequent Events

Hedging—In January 2008, to mitigate the risk associated with foreign exchange rate fluctuations, the Company entered into twelve foreign currency forward contracts of $7.9 million in Canadian Dollars that mature monthly over the next twelve months.

Amendment to the Articles of Incorporation—On January 29, 2008, the Company’s Board of Directors approved Articles of Amendment to the Second Restated Articles of Incorporation that reflect a reduction in the

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

number of authorized shares of preferred stock. The number of authorized shares of preferred stock was reduced from 10,000,000 to 5,663,952 shares as a result of prior conversions of preferred stock into common stock. Section 60.177 of the Oregon Business Corporation Act provides that the Board of Directors may adopt this housekeeping amendment without shareholder action. The Articles of Amendment were filed with the Oregon Secretary of State on January 30, 2008

Debt Offering—On February 6, 2008, the Company offered and sold in a public offering pursuant to the shelf registration statement $55.0 million aggregate principal amount of 2.75% convertible senior notes due 2013 (the “2013 convertible senior notes”). Interest is payable semi-annually, in arrears, on each August 15 and February 15, beginning on August 15, 2008, to the holders of record at the close of business on the preceding August 1 and February 1, respectively. The 2013 convertible senior notes mature on February 15, 2013. Holders of the 2013 convertible senior notes may convert their notes into a number of shares of the Company’s common stock determined as set forth in the indenture governing the notes at their option on any day to and including the business day prior to the maturity date. The 2013 convertible senior notes are initially convertible into 76.7448 shares of the Company’s common stock per $1,000 principal amount of the notes (which is equivalent to a conversion price of approximately $ 13.03 per share), subject to adjustment upon the occurrence of certain events. Upon the occurrence of a fundamental change, holders of the 2013 convertible senior notes may require the Company to repurchase some or all of their notes for cash at a price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any. In addition, if certain fundamental changes occur, the Company may be required in certain circumstances to increase the conversion rate for any 2013 convertible senior notes converted in connection with such fundamental changes by a specified number of shares of the Company’s common stock. The 2013 convertible senior notes are the Company’s general unsecured obligations and rank equal in right of payment to all of its existing and future senior indebtedness, including the Company’s 2023 convertible senior notes, and senior in right of payment to the Company’s future subordinated debt. The Company’s obligations under the 2013 convertible senior notes are not guaranteed by, and are effectively subordinated in right of payment to all existing and future obligations of, its subsidiaries and are effectively subordinated in right of payment to its future secured indebtedness to the extent of the assets securing such debt.

In connection with the issuance of the 2013 convertible senior notes, the Company entered into a capped call transaction with a hedge counterparty. The capped call transaction is expected to reduce the potential dilution upon conversion of the 2013 convertible senior notes in the event that the market value per share of the Company’s common stock, as measured under the terms of the capped call transaction, at the time of exercise is greater than the strike price of the capped call transaction of approximately $13.03, which corresponds to the initial conversion price of the 2013 convertible senior notes and is subject to certain adjustments similar to those contained in the notes. If, however, the market value per share of the Company’s common stock exceeds the cap price of the capped call transaction of $23.085, as measured under the terms of the capped call transaction, the dilution mitigation under the capped call transaction will be limited, which means that there would be dilution to the extent that the then market value per share of the Company’s common stock exceeds the cap price of the capped call transaction.

The net proceeds from the sale of the 2013 convertible senior notes were approximately $42.4 million, after deducting underwriting discounts and commissions, estimated offering expenses and the cost of the capped call transaction.

Debt buy-back—In February 2008, the Company repurchased $25.3 million principal amount of the convertible senior notes, with an associated discount of $616,000. The Company repurchased the notes in the open market for $24.6 million and, as a result, recorded a gain of $67,000.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Auction rate securities—At December 31, 2007 the Company’s short-term investments were comprised of ARS which are pools of highly rated debt instruments with a long-term nominal maturity for which the interest rate is set through a “Dutch Auction” process. The Company’s investments in ARS represent interests in collateralized debt obligations supported by pools of government backed student loans with AAA ratings. Between December 31, 2007 and February 8, 2008, all but $8 million of the Company’s ARS securities were either sold or experienced a successful auction whereby the securities interest rates were reset. The remaining $8 million of par value ARS have a 90 day reset date and will not come to auction until March 24, 2008. With the liquidity issues experienced in global credit and capital markets, in February 2008 $9.5 million of par value ARS held by the Company experienced a failed auction as the amount of securities submitted for sale exceeded the amount of purchase orders. As of February 26, 2008, the Company held $62.8 million of par value ARS. If recent uncertainties continue or markets deteriorate further and the Company is unable to or decides not to hold its ARS to maturity the Company may incur impairment charges which could negatively affect the Company’s financial condition, cash flow and reported earnings and we may need to at least partially utilize our line of credit facility to meet our liquidity needs.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or finance statement disclosure required to be reported under this item.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information the Company is required to disclose in its SEC reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the Company’s fiscal quarter ended December 31, 2007, no change occurred in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management excluded from its assessment of the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting, the disclosure controls and procedures and internal controls of the MCPD business which was acquired effective September 12, 2007. The MPCD business represents approximately 5% and 10% of RadiSys’ consolidated revenues and consolidated total assets, respectively, for the year ended December 31, 2007. Management was unable to assess the effectiveness of the disclosure controls and procedures and internal control over financial reporting of the MPCD business because of the timing of the acquisition. Management expects to update its assessment of the effectiveness of the disclosure controls and procedures and internal control over financial reporting to include the MPCD business as soon as practicable but in any event, no later than in the Form 10-Q for the quarterly period ended September 30, 2008.

Management’s Report on Internal Control over Financial reporting appears on page 46 hereof. KPMG LLP’s attestation report on the effectiveness of the Company’s internal control over financial reporting appears on page 48 hereof.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Item 9B.	Other Information

On February 26, 2008, the Company and Brian Bronson, Chief Financial Officer, entered into an Executive Severance Agreement (the “Severance Agreement”). Pursuant to the Severance Agreement, among other things, if Mr. Bronson’s employment is terminated by the Company other than for cause, death or disability, Mr. Bronson will be entitled to (1) a payment of twelve months base pay, (2) up to twelve months of continued coverage pursuant to COBRA under the Company’s group health plan, and (3) incentive compensation plan payout, if any, for the first six months of the calendar year if termination occurs after June 1 of any year. The Severance Agreement contains other provisions customary for such agreements.

The foregoing description of the Severance Agreement does not purport to be complete and is qualified in its entirety by reference to the Severance Agreement, which will be filed as an exhibit to the Company’s Quarterly Report on the Form 10-Q for the quarter ending March 31, 2008.

PART III

The Registrant will file its definitive proxy statement for the Annual Meeting of Shareholders to be held on May 15, 2008, pursuant to Regulation 14A of the Exchange Act (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Annual Report. This Annual Report incorporates by reference specified information included in the Proxy Statement.

Item 10.	Directors, Executive Officers and Corporate Governance

The information with respect to the Company’s directors and officers and corporate governance is included in the Company’s Proxy Statement and is incorporated herein by reference. The information with respect to the Company’s code of ethics is included in the Description of Business in Item 1.

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

Equity Compensation Plan Information

The following table summarizes information about the Company’s equity compensation plans as of December 31, 2007. All outstanding awards relate to the Company’s common stock.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	2,277,772	(A,B)	$16.39	3,677,831	(C)
Equity compensation plans not approved by security holders (C)	1,228,803	(D,E)	17.51	—

Total	3,506,575		$16.79	3,677,831

(A)	Includes 6 shares subject to employee stock options assumed in the merger with Texas Micro Inc. with weighted average exercise prices of $12.62.

(B)	Includes 172,389 restricted stock units which will vest only if specific service measures are met.

(C)	Includes 1,393,659 of securities authorized and available for issuance in connection with the RadiSys Corporation 1996 Employee Stock Purchase Plan.

(D)

Includes 188,314 shares granted under the RadiSys Corporation Stock Plan For Convedia Employees. The Plan is intended to comply with the NASDAQ Marketplace Rule 4350, which provides an exception to the

NASDAQ stockholder approval requirement for the issuance of securities with regard to grants to new employees of the Company, including grants to transferred employees in connection with a merger or other acquisition.

(E)	Includes 65,290 restricted stock units which will vest only if specific service measures are met.

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

(a) (1) Financial Statements

(a) (2) Financial Statement Schedule

None.

(a) (3) Exhibits

Exhibit No.	Description
2.1	Amended and Restated Asset Purchase Agreement, dated September 12, 2007, by and between the Company and Intel Corporation. Incorporated by reference from Exhibit 2.1 in the Company’s Amended Current Report of Form 8-K/A, filed on November 1, 2007, SEC File No. 000-26844.

2.2	Transition Services Agreement, dated September 12, 2007, by and between the Company and Intel Corporation (portions of the exhibit have been omitted pursuant to a request for confidential treatment to the Commission). Incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, filed on November 8, 2007, SEC File No. 000-26844.

2.3	Warranty Services Agreement, dated September 12, 2007, by and between the Company and Intel Corporation (portions of the exhibit have been omitted pursuant to a request for confidential treatment to the Commission). Incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, filed on November 8, 2007, SEC File No. 000-26844.

2.4	Arrangement Agreement among RadiSys Corporation, Convedia Corporation and RadiSys Canada Inc., effective as of July 26, 2006. Incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 28, 2006, SEC File No. 000-26844

3.1	Second Restated Articles of Incorporation and amendments thereto. Incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC File No. 333-137060, as amended by the Articles of Amendment incorporated by reference from Exhibit 3.1 in the Company’s Current Report on Form 8-K filed on January 30, 2008.

3.2	Restated Bylaws. Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on From 10-Q, filed on May 8, 2007.

Exhibit No.	Description
4.1	Indenture, dated February 12, 2008, by and between the Company and The Bank of New York Trust Company, N.A. Incorporated by reference from Exhibit 4.1 in the Company’s Current Report on Form 8-K, filed on February 12, 2008.

4.2	First Supplemental Indenture, dated February 12, 2008, by and between the Company and The Bank of New York Trust Company, N.A. Incorporated by reference from Exhibit 4.2 in the Company's Current Report on Form 8-K, filed on February 12, 2008.

4.3	Form of Global Security for the 2.75% Convertible Senior Notes due 2013 (included in Exhibit 4.2).

4.4	Indenture dated as of November 19, 2003, between the Company and JPMorgan Chase Bank, as Trustee, with respect to the 1.375% Convertible Senior Notes due 2023. Incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-3, filed December 24, 2003, SEC Registration No. 333-111547.

4.5	Form of Note for the 1.375% Convertible Senior Notes due 2023. See Exhibit 4.4.

10.1	Amended and Restated Asset Purchase Agreement, dated September 12, 2007, by and between the Company and Intel Corporation. See Exhibit 2.1.

10.2	Transition Services Agreement, dated September 12, 2007, by and between the Company and Intel Corporation. See Exhibit 2.2.

10.3	Warranty Services Agreement, dated September 12, 2007, by and between the Company and Intel Corporation. See Exhibit 2.3.

10.4*	RadiSys Corporation 1995 Employee Stock Incentive Plan, as amended. Incorporated by reference from Exhibit (d)(1) to the Tender Offer Statement filed by the Company on Schedule TO-I, filed July 31, 2003, SEC File No. 005-49160.

10.5*	RadiSys Corporation 1996 Employee Stock Purchase Plan, as amended. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 5, 2004, SEC File No. 0-26844.

10.6*	RadiSys Corporation 2001 Nonqualified Stock Option Plan, as amended. Incorporated by reference from Exhibit (d)(2) to the Tender Offer Statement filed by the Company on Schedule TO-I, filed July 31, 2003, SEC File No. 005-49160.

10.7*	Form of Restricted Stock Agreement, as amended. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2006, filed on May 9, 2006, SEC File No. 000-26844.

10.8*	Form of Notice of Stock Option Grant for the 1995 Stock Incentive Plan. Incorporated by reference from Exhibit (d)(3) to the Tender Offer Statement filed by the Company on TO-I, filed July 31, 2003, SEC File No. 005-49160.

10.9*	Form of Notice of Stock Option Grant for the 2001 Nonqualified Stock Option Plan. Incorporated by reference from Exhibit (d)(4) to the Tender Offer Statement filed by the Company on TO-I, filed July, 31, 2003, SEC File No. 005-49160.

10.10*	Deferred Compensation Plan. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, filed on May 15, 2001, SEC File No. 000-26844.

10.11*	RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC Registration No. 333-137060.

Exhibit No.	Description
10.12*	Form of Notice of Option Grant for United States employees for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC Registration No. 333-137060.

10.13*	Form of Notice of Option Grant for Canada employees for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on September 1, 2006, SEC Registration No. 333-137060.

10.14*	Form of Notice of Option Grant for international employees for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC Registration No. 333-137060.

10.15*	Form of Notice of Option Grant for China employees for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.8 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC Registration No. 333-137060.

10.16*	Form of Restricted Stock Grant Agreement for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.9 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC Registration No. 333-137060.

10.17*	Form of Restricted Stock Unit Grant Agreement for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.10 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC Registration No. 333-137060.

10.18*	Description of the Revisions of the Company’s Directors Compensation Arrangements. Incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on November 8, 2007.

10.19*	RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

10.20*	Form of Notice of Option Grant for United States employees for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

10.21*	Form of Notice of Option Grant for Canada employees for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.6 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

10.22*	Form of Notice of Option Grant for China employees for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

10.23*	Form of Notice of Option Grant for international employees for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.8 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

10.24*	Form of Restricted Stock Unit Grant Agreement for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.9 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

10.25*	Amended and Restated Executive Change of Control Agreement dated February 27, 2007 between the Company and Julia A. Harper. Incorporated by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 2, 2007, SEC File No. 000-26844.

Exhibit No.	Description
10.26*	Amended and Restated Executive Change of Control Agreement dated February 27, 2007 between the Company and Scott C. Grout. Incorporated by reference from Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 2, 2007, SEC File No. 000-26844.

10.27*	Amended and Restated Executive Change of Control Agreement dated February 27, 2007 between the Company and Christian Lepiane. Incorporated by reference from Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 2, 2007, SEC File No. 000-26844.

10.28*	Amended and Restated Executive Change of Control Agreement dated February 27, 2007 between the Company and Brian Bronson. Incorporated by reference from Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 2, 2007, SEC File No. 000-26844.

10.29*	Form of Indemnity Agreement for directors of the Company. Incorporated by reference from Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 2, 2007, SEC File No. 000-26844.

10.30*	Offer letter dated September 16, 2002 between the Company and Scott C. Grout. Incorporated by reference from Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 2, 2007, SEC File No. 000-26844.

10.31*	Offer letter dated August 15, 2003 between the Company and Christian Lepiane. Incorporated by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 2, 2007, SEC File No. 000-26844.

10.32*	Summary of Compensation and Performance Goals and Business Criteria for Payment of Incentive Awards. Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 27, 2006, SEC File No. 000-26844.

10.33*	Summary of Performance Goals and Business Criteria for Payment of Awards. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 28, 2006, SEC File No. 000-26844.

10.34	Dawson Creek II lease, dated March 21, 1997, incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, filed on August 13, 1997, SEC File No. 000-26844.

10.35*/**	Summary of Compensation Arrangements of Certain Officers.

21.1**	List of Subsidiaries.

23.1**	Consent of KPMG LLP.

24.1**	Powers of Attorney.

31.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This Exhibit constitutes a management contract or compensatory plan or arrangement

**	Filed herewith

(b) See (a) (3) above.

(c) See (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADISYS CORPORATION

By:	/S/ SCOTT C. GROUT
Scott C. Grout
President and Chief Executive Officer

Dated: February 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 25, 2008.

Signature	Title

/S/ SCOTT C. GROUT Scott C. Grout	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ BRIAN BRONSON Brian Bronson	Chief Financial Officer (Principal Financial Officer)

Directors:

/S/ C. SCOTT GIBSON* C. Scott Gibson	Chairman of the Board and Director

/S/ KEN BRADLEY* Ken Bradley	Director

/S/ RICHARD J. FAUBERT* Richard J. Faubert	Director

/S/ DR. WILLIAM W. LATTIN* Dr. William W. Lattin	Director

/S/ KEVIN C. MELIA* Kevin C. Melia	Director

/S/ CARL NEUN* Carl Neun	Director

/S/ LORENE K. STEFFES* Lorene K. Steffes	Director

*By:	/s/ SCOTT C. GROUT*
Scott C. Grout, as attorney-in-fact

EXHIBIT INDEX

Exhibit No.	Description
2.1	Amended and Restated Asset Purchase Agreement, dated September 12, 2007, by and between the Company and Intel Corporation. Incorporated by reference from Exhibit 2.1 in the Company’s Amended Current Report of Form 8-K/A, filed on November 1, 2007, SEC File No. 000-26844.

2.2	Transition Services Agreement, dated September 12, 2007, by and between the Company and Intel Corporation (portions of the exhibit have been omitted pursuant to a request for confidential treatment to the Commission). Incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, filed on November 8, 2007, SEC File No. 000-26844.

2.3	Warranty Services Agreement, dated September 12, 2007, by and between the Company and Intel Corporation (portions of the exhibit have been omitted pursuant to a request for confidential treatment to the Commission). Incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, filed on November 8, 2007, SEC File No. 000-26844.

2.4	Arrangement Agreement among RadiSys Corporation, Convedia Corporation and RadiSys Canada Inc., effective as of July 26, 2006. Incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 28, 2006, SEC File No. 000-26844.

3.1	Second Restated Articles of Incorporation and amendments thereto. Incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC File No. 333-137060, as amended by the Articles of Amendment incorporated by reference from Exhibit 3.1 in the Company’s Current Report on Form 8-K filed on January 30, 2008.

3.2	Restated Bylaws. Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on From 10-Q, filed on May 8, 2007.

4.1	Indenture, dated February 12, 2008, by and between the Company and The Bank of New York Trust Company, N.A. Incorporated by reference from Exhibit 4.1 in the Company's Current Report on Form 8-K, filed on February 12, 2008.

4.2	First Supplemental Indenture, dated February 12, 2008, by and between the Company and The Bank of New York Trust Company, N.A. Incorporated by reference from Exhibit 4.2 in the Company's Current Report on Form 8-K, filed on February 12, 2008.

4.3	Form of Global Security for the 2.75% Convertible Senior Notes due 2013 (included in Exhibit 4.2).

4.4	Indenture dated as of November 19, 2003, between the Company and JPMorgan Chase Bank, as Trustee, with respect to the 1.375% Convertible Senior Notes due 2023. Incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-3, filed December 24, 2003, SEC Registration No. 333-111547.

4.5	Form of Note for the 1.375% Convertible Senior Notes due 2023. See Exhibit 4.4.

10.1	Amended and Restated Asset Purchase Agreement, dated September 12, 2007, by and between the Company and Intel Corporation. See Exhibit 2.1.

10.2	Transition Services Agreement, dated September 12, 2007, by and between the Company and Intel Corporation. See Exhibit 2.2

10.3	Warranty Services Agreement, dated September 12, 2007, by and between the Company and Intel Corporation. See Exhibit 2.3

10.4*	RadiSys Corporation 1995 Employee Stock Incentive Plan, as amended. Incorporated by reference from Exhibit (d)(1) to the Tender Offer Statement filed by the Company on Schedule TO-I, filed July 31, 2003, SEC File No. 005-49160.

Exhibit No.	Description
10.5*	RadiSys Corporation 1996 Employee Stock Purchase Plan, as amended. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 5, 2004, SEC File No. 0-26844.

10.6*	RadiSys Corporation 2001 Nonqualified Stock Option Plan, as amended. Incorporated by reference from Exhibit (d)(2) to the Tender Offer Statement filed by the Company on Schedule TO-I, filed July 31, 2003, SEC File No. 005-49160.

10.7*	Form of Restricted Stock Agreement, as amended. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2006, filed on May 9, 2006, SEC File No. 000-26844.

10.8*	Form of Notice of Stock Option Grant for the 1995 Stock Incentive Plan. Incorporated by reference from Exhibit (d)(3) to the Tender Offer Statement filed by the Company on TO-I, filed July, 31, 2003, SEC File No. 005-49160.

10.9*	Form of Notice of Stock Option Grant for the 2001 Nonqualified Stock Option Plan. Incorporated by reference from Exhibit (d)(4) to the Tender Offer Statement filed by the Company on TO-I, filed July, 31, 2003, SEC File No. 005-49160.

10.10*	Deferred Compensation Plan. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, filed on May 15, 2001, SEC File No. 000-26844.

10.11*	RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC Registration No. 333-137060.

10.12*	Form of Notice of Option Grant for United States employees for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC Registration No. 333-137060.

10.13*	Form of Notice of Option Grant for Canada employees for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on September 1, 2006, SEC Registration No. 333-137060.

10.14*	Form of Notice of Option Grant for international employees for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC Registration No. 333-137060.

10.15*	Form of Notice of Option Grant for China employees for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.8 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC Registration No. 333-137060.

10.16*	Form of Restricted Stock Grant Agreement for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.9 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC Registration No. 333-137060.

10.17*	Form of Restricted Stock Unit Grant Agreement for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.10 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC Registration No. 333-137060.

10.18*	Description of the Revisions of the Company’s Directors Compensation Arrangements. Incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on November 8, 2007.

10.19*	RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

Exhibit No.	Description
10.20*	Form of Notice of Option Grant for United States employees for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

10.21*	Form of Notice of Option Grant for Canada employees for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.6 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

10.22*	Form of Notice of Option Grant for China employees for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

10.23*	Form of Notice of Option Grant for international employees for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.8 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

10.24*	Form of Restricted Stock Unit Grant Agreement for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.9 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

10.25*	Amended and Restated Executive Change of Control Agreement dated February 27, 2007 between the Company and Julia A. Harper. Incorporated by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 2, 2007, SEC File No. 000-26844.

10.26*	Amended and Restated Executive Change of Control Agreement dated February 27, 2007 between the Company and Scott C. Grout. Incorporated by reference from Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 2, 2007, SEC File No. 000-26844.

10.27*	Amended and Restated Executive Change of Control Agreement dated February 27, 2007 between the Company and Christian Lepiane. Incorporated by reference from Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 2, 2007, SEC File No. 000-26844.

10.28*	Amended and Restated Executive Change of Control Agreement dated February 27, 2007 between the Company and Brian Bronson. Incorporated by reference from Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 2, 2007, SEC File No. 000-26844.

10.29*	Form of Indemnity Agreement for directors of the Company. Incorporated by reference from Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 2, 2007, SEC File No. 000-26844.

10.30*	Offer letter dated September 16, 2002 between the Company and Scott C. Grout. Incorporated by reference from Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 2, 2007, SEC File No. 000-26844.

10.31*	Offer letter dated August 15, 2003 between the Company and Christian Lepiane. Incorporated by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 2, 2007, SEC File No. 000-26844.

10.32*	Summary of Compensation and Performance Goals and Business Criteria for Payment of Incentive Awards. Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 27, 2006, SEC File No. 000-26844.

10.33*	Summary of Performance Goals and Business Criteria for Payment of Awards. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 28, 2006, SEC File No. 000-26844.

Exhibit No.	Description

10.34	Dawson Creek II lease, dated March 21, 1997, incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, filed on August 13, 1997, SEC File No. 000-26844.

10.35*/**	Summary of Compensation Arrangements of Certain Officers.

21.1**	List of Subsidiaries.

23.1**	Consent of KPMG LLP.

24.1**	Powers of Attorney.

31.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This Exhibit constitutes a management contract or compensatory plan or arrangement

**	Filed herewith