Form 10-Q
period 2008-03-31
RADISYS CORP
filed 2008-05-09
CIK 873044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes  ☐    No  ☑

Number of shares of common stock outstanding as of May 6, 2008: 22,431,281

RADISYS CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

RADISYS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	For the Three Months Ended March 31,
	2008	2007
Revenues	$86,048	$66,853
Cost of sales:
Cost of sales	62,366	47,612
Amortization of purchased technology	4,115	3,234

Total cost of sales	66,481	50,846

Gross margin	19,567	16,007
Research and development	12,650	10,780
Selling, general and administrative	12,850	11,428
Intangible assets amortization	1,303	1,024
Restructuring and other charges	—	88

Loss from operations	(7,236)	(7,313)
Interest expense	(583)	(432)
Interest income	1,304	1,629
Other (expense) income, net	155	(56)

Loss before income tax benefit	(6,360)	(6,172)
Income tax benefit	(22)	(780)

Net loss	$(6,338)	$(5,392)

Net loss per share:
Basic	$(0.28)	$(0.25)

Diluted	$(0.28)	$(0.25)

Weighted average shares outstanding:
Basic	22,245	21,682

Diluted	22,245	21,682

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$59,037	$50,522
Short-term investments, net	—	72,750
Accounts receivable, net	56,212	70,548
Other receivables	2,354	2,678
Inventories, net	30,143	23,101
Assets held for sale	644	644
Other current assets	3,832	4,655
Deferred tax assets, net	6,503	6,489

Total current assets	158,725	231,387
Property and equipment, net	11,891	11,233
Goodwill	67,644	67,644
Intangible assets, net	33,356	38,779
Long-term investments, net	59,305	—
Long-term deferred tax assets, net	41,361	40,078
Other assets	5,843	3,987

Total assets	$378,125	$393,108

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,936	$49,675
Accrued wages and bonuses	7,129	8,101
Deferred revenue	4,943	5,308
2023 convertible senior notes, net	46,355	97,548
Other accrued liabilities	9,902	8,915

Total current liabilities	114,265	169,547

Long-term liabilities:
2013 convertible senior notes	55,000	—
Other long-term liabilities	3,496	3,585

Total long-term liabilities	58,496	3,585

Total liabilities	172,761	173,132

Shareholders’ equity:
Preferred stock - $.01 par value, 5,664 shares authorized; none issued or outstanding	—	—
Common stock - no par value, 100,000 shares authorized; 22,447 and 22,312 shares issued and outstanding at March 31, 2008 and December 31, 2007	220,487	226,873
Accumulated deficit	(17,623)	(11,285)
Accumulated other comprehensive income

Cumulative translation adjustments	4,712	4,388
Unrealized loss on hedge instruments	(22)	—
Unrealized loss on available-for-sale investments	(2,190)	—

Total accumulated other comprehensive income	2,500	4,388

Total shareholders’ equity	205,364	219,976

Total liabilities and shareholders’ equity	$378,125	$393,108

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, unaudited)

	Common stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total	Total Comprehensive Loss (1)
	Shares	Amount
Balances, December 31, 2007	22,312	$226,873	$4,388	$(11,285)	$219,976
Shares issued pursuant to benefit plans	141	1,272	—	—	1,272
Stock-based compensation associated with employee benefit plans	—	2,537	—	—	2,537
Restricted shares granted, net of cancellations	(3)	—	—	—	—
Net settlement of restricted shares	(3)	(41)	—	—	(41)
Impairment of available-for-sale investments, net of tax	—	—	(2,190)	—	(2,190)	(2,190)
Net adjustment for fair value of hedge derivatives	—	—	(22)	—	(22)	(22)
Purchase of capped call on 2013 convertible senior notes	—	(10,154)	—	—	(10,154)
Translation adjustments	—	—	324	—	324	324
Net loss for the period	—	—	—	(6,338)	(6,338)	(6,338)

Balances, March 31, 2008	22,447	$220,487	$2,500	$(17,623)	$205,364

Total comprehensive loss for the three months ended March 31, 2008						$(8,226)

(1)	For the three months ended March 31, 2007, total comprehensive loss amounted to $5.4 million and consisted of net loss for the period of $5.4 million and net gains from currency translation adjustments of $38,000.

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	For the Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(6,338)	$(5,392)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,950	6,374
Inventory valuation allowance	(797)	1,813
Deferred income taxes	(67)	(820)
Gain on early extinguishment of debt	(68)	—
Stock-based compensation expense	2,537	2,231
Other	213	52
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	14,368	(7,285)
Other receivables	324	(1,763)
Inventories	(6,244)	(381)
Other current assets	1,286	138
Accounts payable	(3,772)	(5,277)
Accrued wages and bonuses	(1,019)	(645)
Deferred revenue	(392)	828
Other accrued liabilities	1,078	(256)

Net cash provided by (used in) operating activities	8,059	(10,383)

Cash flows from investing activities:
Proceeds from the sale of auction rate securities	10,000	21,700
Purchase of auction rate securities	—	(8,600)
Capital expenditures	(2,164)	(1,062)
Other	(203)	(102)

Net cash provided by investing activities	7,633	11,936

Cash flows from financing activities:
Financing costs	(2,410)	—
Proceeds from the issuance of 2013 convertible senior notes	55,000	—
Purchase of capped call	(10,154)	—
Repurchase of 2023 convertible senior notes	(51,128)	—
Net settlement of restricted shares	(41)	—
Proceeds from issuance of common stock	1,272	1,307

Net cash provided by (used in) financing activities	(7,461)	1,307

Effect of exchange rate changes on cash	284	37

Net increase in cash and cash equivalents	8,515	2,897
Cash and cash equivalents, beginning of period	50,522	23,734

Cash and cash equivalents, end of period	$59,037	$26,631

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Significant Accounting Policies

RadiSys Corporation (the “Company” or “RadiSys”) has adhered to the accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2007 in preparing the accompanying interim consolidated financial statements. The preparation of these statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Additionally, the accompanying financial data as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

The financial information included herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for interim periods.

Reclassifications

Certain reclassifications have been made to amounts in prior years to conform to current year presentation.

For the three months ended March 31, 2008, there have been no significant changes to these accounting policies except for the following:

Derivatives

During the first quarter of 2008, the Company entered into forward foreign currency exchange contracts to reduce the impact of foreign currency exchange risks where natural hedging strategies cannot be effectively employed. The Company’s forward exchange contracts range from one to twelve months in original maturity.

The Company does not hold or issue derivative financial instruments for trading purposes. The purpose of the Company’s hedging activities is to reduce the risk that the eventual cash flows of the underlying assets, liabilities and firm commitments will be adversely affected by changes in exchange rates. In general, the Company’s hedging activities do not create foreign currency exchange rate risk because fluctuations in the value of the instruments used for hedging purposes are offset by fluctuations in the value of the underlying exposures being hedged. Counterparties to derivative financial instruments expose the Company to credit-related losses in the event of nonperformance. The Company does not believe there is a significant credit risk associated with its hedging activities because the counterparties are all large financial institutions with high credit ratings.

All derivatives, including foreign currency exchange contracts are recognized on the balance sheet at fair value. When specific criteria required by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) have been met, changes in the fair values of hedge contracts related to anticipated transactions are recorded in other comprehensive income (loss) rather than net income (loss) until the underlying hedged transaction affects net income. One of the criteria for this accounting treatment is that the forward foreign currency exchange contract amount should not be in excess of specifically identified anticipated transactions. By their nature, estimates of anticipated transactions may fluctuate over time and may ultimately vary from actual transactions. If anticipated transaction estimates or actual transaction amounts decrease below hedged levels, or when the timing of transactions change significantly, the Company would reclassify a portion of the cumulative changes in fair values of the related hedge contracts from other comprehensive income (loss) to other income (expense) during the quarter in which the changes occur.

The Company has adopted SFAS No. 157, “Fair Value Measurements,” (SFAS 157) however the adoption did not have a material impact on the Company’s results of operations.

Revenue Recognition

During 2007, the Company began to defer revenue associated with sales made to distributors brought over from its acquisition of certain assets of the Modular Communications Platform Division (“MCPD”) of Intel Corporation (“Intel”). Because of frequent sales price reductions and rapid technology obsolescence in the industry, sales made to some distributors under agreements allowing price protection and/or right of return are deferred until the distributors sell the merchandise. During the first quarter of 2008, the Company entered into new arrangements with its significant distributors servicing the MCPD business. For a few of these distributors, the Company eliminated some of the price adjustment programs. For new MCPD distributors, where the Company can estimate price protection, revenue has been recognized upon sale to the distributor. For those distributors where price adjustment programs remain in place, the Company will continue to defer revenue until the distributors sell the merchandise.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard becomes effective for the Company on January 1, 2009. Earlier adoption of SFAS 161 and, separately, comparative disclosures for earlier periods at initial adoption are encouraged. SFAS 161 requires enhanced disclosures, which will be provided in the Company’s 2008 Consolidated Financial Statements.

Note 2 — Investments

Short-term and long-term investments consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Short-term available for sale investments	$—	$72,750

Long-term available for sale investments	$59,305	$—

The Company invests excess cash in auction rate securities (“ARS”), which are highly rated debt instruments with a long-term nominal maturity for which the interest rate is set through a “Dutch Auction” process. The majority of the Company’s ARS investments represent interests in collateralized debt obligations supported by pools of government-backed student loans with S&P AAA or Moody’s Aaa ratings at the time of purchase. These investments have been classified as available-for-sale investments. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income. For the three months ended March 31, 2007, there were no unrealized or realized gains or losses on the sales of available-for-sale investments.

Between December 31, 2007 and February 7, 2008, the Company sold at par value $10.0 million in ARS of the total ARS balance of $72.8 million which was held at December 31,2007. During the first quarter of 2008, due to liquidity issues experienced in the global credit and capital markets, the Company’s entire remaining portfolio of ARS investments experienced multiple failed auctions as the amount of securities submitted for sale exceeded the amount of purchase orders. The Company will not be able to liquidate the investments until a successful auction occurs, a buyer is found outside the auction process, the securities are called or refinanced by the issuer or the securities mature. Due to the uncertainty of when it will be able to liquidate the investments, the Company has reclassified the investments to long-term assets.

The Company’s recorded the ARS at fair value in accordance with SFAS 157. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices in active markets for similar assets or liabilities that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company’s investment bank developed a model that estimated the fair value of its ARS, which is considered Level 3 under SFAS 157. The model weighted various factors, including the issuer’s credit quality, maturity, probability to be called, lack of liquidity, future cash flows based on maximum rate formulas and comparable securities of the issuer, if any. As of March 31, 2008, based on information provided by the investment bank and the Company’s own analysis the Company determined that its investments were impaired by 5.5% or $3.4 million, primarily due to the lack of liquidity. The Company believes declines in ARS fair values due to the lack of liquidity to be temporary as it has the ability and intent to hold these investments until they are sold or are called by the issuer at par. As such the Company did not consider the impairment to be permanent and recorded an unrealized loss of $3.4 million gross, $2.2 million net of tax, under other comprehensive income in the shareholders’ equity section of the accompanying Consolidated Balance Sheets at March 31, 2008.

Note 3 — Accounts Receivable and Other Receivables

Accounts receivable consists of trade accounts receivable. Accounts receivable balances consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Accounts receivable, gross	$57,122	$71,432
Less: allowance for doubtful accounts	(910)	(884)

Accounts receivable, net	$56,212	$70,548

The Company recorded additional provisions of $38,000 for allowance for doubtful accounts during the three months ended March 31, 2008. The Company recorded no additional provisions for allowance for doubtful accounts during the three months ended March 31, 2007.

As of March 31, 2008 and December 31, 2007, the balance in other receivables was $2.4 million and $2.7 million, respectively. Other receivables consisted primarily of non-trade receivables including receivables for inventory sold to the Company’s contract manufacturing partners. Sales to the Company’s contract manufacturing partners are based on terms and conditions similar to the terms offered to the Company’s regular customers. There is no revenue recorded associated with non-trade receivables.

Note 4 — Inventories

Inventories consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Raw materials	$30,499	$28,752
Work-in-process	2,281	1,762
Finished goods	9,172	4,405

	41,952	34,919
Less: inventory valuation allowance	(11,809)	(11,818)

Inventories, net	$30,143	$23,101

During the three months ended March 31, 2008 and 2007, the Company recorded provisions for excess and obsolete inventory of $797,000 and $1.8 million, respectively.

Note 5 — Long-lived Assets Held for Sale

Beginning in 2001, RadiSys made it part of its strategic plan to significantly reduce its costs. As part of its plan to reduce costs, RadiSys began in 2004 to outsource the manufacture of most of its products. Through various restructuring activities, facilities requirements for manufacturing and other activities in the Hillsboro, Oregon location have decreased significantly. As a result, management decided to transfer operations currently located in one of the Company’s buildings in Hillsboro, Oregon (“DC3 building”) to its other building located in Hillsboro, Oregon and its contract manufacturing partners.

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

In the second quarter of 2007, the Company sold the DC3 building for $2.2 million resulting in a gain of $135,000 included in selling, general and administrative expenses in the consolidated statements of operations. During the third quarter of 2007, the

Company sold one of the two remaining lots of land held for $824,000 resulting in a gain of $77,000. The balance in long-lived assets held for sale as of March 31, 2008 of $644,000 relates to the remaining lot of land.

Note 6 — Accrued Restructuring and Other Charges

Accrued restructuring and other charges consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Fourth quarter 2006 restructuring charge	$52	$57
Second quarter 2007 restructuring charge	—	11

Total accrued restructuring charges	$52	$68

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

Fourth Quarter 2006 Restructuring

During the fourth quarter of 2006, the Company initiated a restructuring plan that included the elimination of 12 positions primarily supporting the Company’s contract manufacturing operations as a result of the termination of the relationship with one of the Company’s contract manufacturers in North America. The restructuring plan also includes closing the Charlotte, North Carolina manufacturing support office. The Company expects this office closure to be completed by December 31, 2008.

The following table summarizes the changes to the fourth quarter 2006 restructuring costs (in thousands):

	Employee Termination and Related Costs	Facilities
Restructuring and other costs	$329	$—

Balance accrued as of December 31, 2006	329	—

Additions	127	64
Expenditures	(252)	(7)
Reversals	(204)	—

Balance accrued as of December 31, 2007	$—	$57

Expenditures	—	(5)

Balance accrued as of March 31, 2008	$—	$52

Second Quarter 2007 Restructuring

During the second quarter of 2007, the Company incurred employee-related expenses associated with skill set changes for approximately 20 employees. The changes involved creating an integrated structure with the media server business along with some skill set changes in certain selling, general and administrative and engineering groups. The costs incurred in this restructuring event include employee severance and medical benefits, and associated legal costs. All restructuring activities were completed by March 31, 2008.

Note 7 — Short-Term Borrowings

The Company currently holds a line of credit facility of $20.0 million at its investment bank. This line of credit facility has an interest rate based on the 30-day London Inter-Bank Offered Rate (“LIBOR”) plus 0.75%. The line of credit is collateralized by the Company’s non-equity investments. The market value of non-equity investments must exceed 125.0% of the borrowed facility amount. At March 31, 2008, the Company had a standby letter of credit outstanding related to one of its medical insurance carriers for $105,000. As of March 31, 2008 and December 31, 2007, there were no outstanding balances on the standby letter of credit or line of credit.

Note 8 — Convertible Debt

2023 Convertible Senior Notes

During November 2003, the Company completed a private offering of $100 million in aggregate principal amount of 1.375% convertible senior notes due November 15, 2023 (the “2023 convertible senior notes”) to qualified institutional buyers. The discount at issuance on the 2023 convertible senior notes amounted to $3 million.

Convertible senior notes are unsecured obligations convertible into the Company’s common stock and rank equally in right of payment with all existing and future obligations that are unsecured and unsubordinated. Interest on the 2023 convertible senior notes accrues at 1.375% per year and is payable semi-annually on May 15 and November 15. The notes are convertible, at the option of the holder, at any time on or prior to maturity under certain circumstances unless previously redeemed or repurchased, into shares of the Company’s common stock at a conversion price of $23.57 per share, which is equal to a conversion rate of 42.4247 shares per $1,000 principal amount of notes. The notes are convertible if (i) the closing price of the Company’s common stock on the trading day prior to the conversion date reaches 120% or more of the conversion price of the notes on such trading date, (ii) the trading price of the notes falls below 98% of the conversion value or (iii) certain other events occur. Upon conversion, the Company will have the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. The Company may redeem all or a portion of the notes at its option on or after November 15, 2006 but before November 15, 2008 provided that the closing price of the Company’s common stock exceeds 130% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of the notice of the provisional redemption. On or after November 15, 2008, the Company may redeem the notes at any time. On November 15, 2008, November 15, 2013, and November 15, 2018, holders of the 2023 convertible senior notes will have the right to require the Company to purchase, in cash, all or any part of the notes held by such holder at a purchase price equal to 100% of the principal amount of the notes being purchased, together with accrued and unpaid interest and additional interest, if any, up to but excluding the purchase date. The accretion of the discount on the notes is calculated using the effective interest method.

As of March 31, 2008 and December 31, 2007, the Company had outstanding 2023 convertible senior notes with a face value of $47.5 million and $100 million, and a book value of $46.4 million and $97.5 million, net of unamortized discount of $1.1 million and $2.5 million, respectively. Amortization of the discount on the 2023 convertible senior notes was $29,000 and $34,000 for the three months ended March 31, 2008 and 2007, respectively. The estimated fair value of the 2023 convertible senior notes was $46.4 million and $99.8 million at March 31, 2008 and December 31, 2007, respectively.

During the first quarter of 2008, the Company repurchased $52.5 million aggregate principal amount of the 2023 convertible senior notes, with an associated discount of $1.3 million. The Company repurchased the notes in the open market for $51.1 million and, as a result, recorded a gain of $68,000.

2013 Convertible Senior Notes

On February 6, 2008, the Company offered and sold in a public offering pursuant to the shelf registration statement $55.0 million aggregate principal amount of 2.75% convertible senior notes due 2013 (the “2013 convertible senior notes”). Interest is payable semi-annually, in arrears, on each August 15 and February 15, beginning on August 15, 2008, to the holders of record at the close of business on the preceding August 1 and February 1, respectively. The 2013 convertible senior notes mature on February 15, 2013. Holders of the 2013 convertible senior notes may convert their notes into a number of shares of the Company’s common stock determined as set forth in the indenture governing the notes at their option on any day to and including the business day prior to the maturity date. The 2013 convertible senior notes are initially convertible into 76.7448 shares of the Company’s common stock per $1,000 principal amount of the notes (which is equivalent to a conversion price of approximately $13.03 per share), subject to adjustment upon the occurrence of certain events. Upon the occurrence of a fundamental change, holders of the 2013 convertible senior notes may require the Company to repurchase some or all of their notes for cash at a price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any. In addition, if certain fundamental changes occur, the Company may be required in certain circumstances to increase the conversion rate for any 2013 convertible senior notes converted in connection with such fundamental changes by a specified number of shares of the Company’s common stock. The 2013 convertible senior notes are the Company’s general unsecured obligations and rank equal in right of payment to all of its existing and future senior indebtedness, including the Company’s 2023 convertible senior notes, and senior in right of payment to the Company’s future subordinated debt. The Company’s obligations under the 2013 convertible senior notes are not guaranteed by, and are effectively subordinated in right of payment to all existing and future obligations of, its subsidiaries and are effectively subordinated in right of payment to its future secured indebtedness to the extent of the assets securing such debt.

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

As of March 31, 2008, the Company had outstanding 2013 convertible senior notes with a face value and fair value of $55.0 million and $55.3 million, respectively. The cost of the capped call transaction was approximately $10.2 million and was recorded as a charge to shareholders’ equity.

The aggregate maturities of long-term liabilities for each of the years in the five year period ending December 31, 2012 and thereafter are as follows (in thousands):

For the Years Ending December 31,	2023 Convertible Senior Notes	2013 Convertible Senior Notes
2008 (remaining nine months) (A)	$47,503	$—
2009	—	—
2010	—	—
2011	—	—
2012	—	—
Thereafter	—	55,000

	47,503	55,000
Less: unamortized discount	(1,148)	—
Less: current portion	(46,355)	—

Long-term liabilities	$—	$55,000

(A)	The Company may redeem the 2023 convertible senior notes at any time on or after November 15, 2008. On November 15, 2008, November 15, 2013, and November 15, 2018, holders of the 2023 convertible senior notes will have the right to require the Company to purchase, in cash, all or any part of the notes held by such holder at a purchase price equal to 100% of the principal amount of the notes being purchased, together with accrued and unpaid interest and additional interest, if any, up to but excluding the purchase date.

Note 9 — Commitments and Contingencies

Adverse Purchase Commitments

The Company is contractually obligated to reimburse its contract manufacturers for the cost of excess inventory used in the manufacture of the Company’s products, if there is no alternative use. This liability, referred to as adverse purchase commitments, is provided for in other accrued liabilities in the accompanying balance sheets. Estimates for adverse purchase commitments are derived from reports received on a quarterly basis from the Company’s contract manufacturers. Increases to this liability are charged to cost of goods sold. When and if the Company takes possession of inventory reserved for in this liability, the liability is transferred from other accrued liabilities to the excess and obsolete inventory valuation allowance. Adverse purchase commitments amounted to $2.4 million and $1.9 million at March 31, 2008 and December 31, 2007, respectively. For the three months ended March 31, 2008 and 2007, the Company recorded a net provision for adverse purchase commitments of $747,000 and $488,000, respectively.

Guarantees and Indemnification Obligations

As permitted under Oregon law, the Company has agreements whereby it indemnifies its officers, directors and certain finance employees for certain events or occurrences while the officer, director or employee is or was serving in such capacity at the request of the Company. The term of the indemnification period is for the officer’s, director’s or employee’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. To date, the Company has not incurred any costs associated with these indemnification agreements and, as a result, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2008.

The Company enters into customary indemnification agreements in its ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to the Company’s current products, as well as claims relating to property damage or personal injury resulting from the performance of services by us or the Company’s subcontractors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally limited. Historically, the Company’s costs to defend lawsuits or settle claims relating to such indemnity agreements have been minimal and accordingly management believes the estimated fair value of these agreements is immaterial.

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

The following is a summary of the change in the Company’s warranty accrual reserve (in thousands):

	For the Three Months Ended March 31,
	2008	2007
Warranty liability balance, beginning of the period	$2,494	$2,000
Product warranty accruals	1,332	800
Utilization of accrual	(1,109)	(706)

Warranty liability balance, end of the period	$2,717	$2,094

The warranty liability balance is included in other accrued liabilities in the accompanying Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007.

Note 10 — Basic and Diluted Loss per Share

A reconciliation of the numerator and the denominator used to calculate basic and diluted loss per share is as follows (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2008	2007
Numerator — Basic
Net loss, basic	$(6,338)	$(5,392)

Numerator — Diluted
Net loss, basic	(6,338)	(5,392)
Interest on convertible notes, net of tax benefit (A)	—	—

Net loss, diluted	$(6,338)	$(5,392)

Denominator — Basic
Weighted average shares used to calculate loss per share, basic	22,245	21,682

Denominator — Diluted
Weighted average shares used to calculate loss per share , basic	22,245	21,682
Effect of convertible notes (A)	—	—
Effect of dilutive stock options, ESPP, and unvested restricted stock (B)	—	—

Weighted average shares used to calculate loss per share, diluted	22,245	21,682

Net loss per share:
Basic	$(0.28)	$(0.25)

Diluted (A)	$(0.28)	$(0.25)

(A)	For the three months ended March 31, 2008, interest on the convertible senior notes and as-if converted shares associated with the convertible senior notes were excluded from the calculation as the effect would be anti-dilutive. For the three months ended March 31, 2007, interest on the 2023 convertible senior notes and as-if converted shares associated with the 2023 convertible senior notes and the Company’s previously outstanding convertible subordinated notes were excluded from the calculation as the effect would be anti-dilutive. For the three months ended March 31, 2007, the total number of as-if converted shares associated with the convertible subordinated notes was 36,000. For the three months ended March 31, 2008 and 2007, the total number of as-if converted shares associated with the 2023 convertible senior notes was 3.4 million and 4.2 million, respectively. For the three months ended March 31, 2008, the total number of as-if converted shares associated with the 2013 convertible senior notes was 2.1 million.

(B)	For the three months ended March 31, 2008 and 2007, options amounting to 3.6 million and 3.0 million shares, respectively, were excluded from the calculation as the Company was in a loss position and the effect would be anti-dilutive.

Note 11 — Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2008 and 2007 differs from the statutory rate primarily due to the Canada research and experimental development claims, the federal research and experimental tax credits, the impact of stock option expense under SFAS 123R, the amortization of goodwill for tax purposes and the discrete items related to the revaluation of certain net deferred tax assets due to changes in foreign currency exchange rates and taxes on foreign income that differ from U.S. tax rate.

The Company’s unrecognized tax benefits decreased by $57,000 during the three months ended March 31, 2008 primarily due to changes in foreign currency exchange rates and foreign tax rates. The Company’s liability for potential interest and penalties associated with uncertain tax positions increased by $32,000 during the quarter and the ending balance for this liability at March 31, 2008 was $659,000. The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of examinations within the next twelve months. The unrecognized tax benefits including accrued interest and penalties anticipated to be recognized due to the expiration of statute of limitations within the next twelve months are $345,000.

Note 12 — Stock-based Compensation

During the first quarter of 2008, 445,000 stock options and 162,000 restricted stock units were issued to employees under the 2007 Stock Plan.

Stock-based compensation was recognized and allocated as follows (in thousands):

	For the Three Months Ended March 31,
	2008	2007
Cost of sales	$244	$262
Research and development	812	602
Selling, general and administrative	1,481	1,367

Total stock-based compensation	2,537	2,231

Note 13 — Hedging

The Company’s activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates. During the first quarter of 2008, the Company entered into forward exchange contracts, designated as foreign-currency cash flow hedges, to reduce the potentially adverse effects of foreign currency exchange rate fluctuations that occur in the normal course of business.

These derivatives are recognized on the balance sheet at their fair value. Unrealized gain positions are recorded as other current assets and unrealized loss positions are recorded as other current liabilities as all maturity dates are less than one year. Changes in the fair values of the outstanding derivatives that are highly effective are recorded in other comprehensive income until net income is affected by the variability of the cash flows of the hedged transaction. Changes in the fair values of the derivatives not effective as hedging instruments are recognized in earnings in the current period. Results of hedges are recorded in the expense line item being hedged, which is primarily R&D, when the underlying hedged transaction affects net income (loss).

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives are expected to remain highly effective in future periods.

For the three months ended March 31, 2008, the Company had net foreign exchange hedge-related transaction gains of $42,000. As of March 31, 2008, the Company had forward contracts of $5.8 million that mature monthly over the next ten months. For the three months ended March 31, 2008, the Company had deferred net unrealized losses on outstanding derivatives recorded as other comprehensive loss of $26,000 (excluding tax effect). These amounts are expected to be reclassified from other comprehensive income (loss) to other income (expense) within the next twelve months. For the three months ended March 31, 2008, the Company had no ineffective hedges because forward foreign currency contract amounts were less than the specifically identified anticipated transactions.

Note 14 — Segment Information

The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131). SFAS 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based upon the way that management organizes the segments within the Company for making operating decisions and assessing financial performance. The Company is one operating segment according to the provisions of SFAS 131.

Revenues on a product and services basis are as follows (in thousands):

	For the Three Months Ended March 31,
	2008	2007
Hardware	$81,980	$63,151
Software royalties and licenses	2,842	2,452
Software maintenance	776	236
Engineering and other services	450	1,014

Total revenues	$86,048	$66,853

Generally, the Company’s customers are not the end-users of its products. The Company ultimately derives its revenues from two end markets as follows (in thousands):

	For the Three Months Ended March 31,
	2008	2007
Communications Networking	$66,117	$48,834
Commercial Systems	19,931	18,019

Total revenues	$86,048	$66,853

Information about the Company’s geographic revenues and long-lived assets by geographical area is as follows (in thousands):

Geographic Revenues

	For the Three Months Ended March 31,
	2008	2007
United States	$23,034	$22,789
Other North America	2,210	2,365

North American revenues	25,244	25,154
Europe, the Middle East and Africa (“EMEA”)	33,542	27,397
Asia Pacific	27,262	14,302

Total revenues	$86,048	$66,853

Long-lived assets by Geographic Area

	March 31, 2008	December 31, 2007
Property and equipment, net
United States	$9,619	$9,459
Other North America	931	987
EMEA	94	99
Asia Pacific	1,247	688

Total property and equipment, net	$11,891	$11,233

Goodwill
United States	$37,033	$37,033
Other North America	30,611	30,611

Total goodwill, net	67,644	67,644

Intangible assets, net
United States	12,224	13,684
Other North America	7,720	9,838
EMEA	13,412	15,257

Total intangible assets, net	$33,356	$38,779

For the three months ended March 31, 2008 and 2007, only one customer, Nokia Siemens Networks, accounted for more than 10% of total revenues. This customer accounted for 38.6% and 33.0% of total revenue for the three months ended March 31, 2008 and 2007, respectively.

As of March 31, 2008 and December 31, 2007, only one customer, Nokia Siemens Networks accounted for more than 10% of accounts receivable. This customer accounted for 43.6% and 39.4% of accounts receivable as of March 31, 2008 and December 31, 2007, respectively.

Note 15 — Legal Proceedings

In the normal course of business, the Company may become involved in litigation. As of March 31, 2008, RadiSys had no pending litigation.

Note 16 — Acquisition

On September 12, 2007, RadiSys completed its Acquisition (the “Acquisition”) of certain assets of the MCPD, including products in the Advanced Telecommunications Architecture (ATCA) and compact PCI lines, of Intel for $31.8 million in cash at closing. The total preliminary purchase price of the Acquisition, which consists of the cash paid at closing and the estimated direct acquisition-related expenses of $282,000, is currently estimated to be $32.0 million and has been accounted for as a business combination using the purchase method under Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). Any additional direct expenses will be recorded as additional goodwill.

Preliminary Purchase Price Allocation

In accordance with the purchase method of accounting as prescribed by SFAS 141, the Company allocated the preliminary purchase price to the net tangible and identifiable intangibles assets, based on their estimated fair values. If information becomes available to the Company prior to the end of the purchase price allocation period or one year from the acquisition date, which would indicate that it is probable that such contingencies had existed and the amounts can be reasonably estimated, such items will be included in the final purchase price allocation. The preliminary purchase price has been allocated as follows (in thousands):

Prepaid inventory	6,580
Fixed assets	170
Identifiable intangible assets	15,200
Goodwill	10,082

Total preliminary purchase price	$32,032

Note 17 — Subsequent Events

Repurchase of 2023 Convertible Senior Notes — In May 2008, the Company repurchased $10.0 million principal amount of the 2023 convertible senior notes, with an associated discount of $240,000. The Company repurchased the notes in the open market for $9.8 million and, as a result, recorded a loss of $32,000.

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

Our Markets

We provide application enabling solutions to the following two distinct markets:

•

Communications Networking — The communications networking market consists primarily of networking infrastructure and applications for deployment within the wireless and IP networking and messaging markets. Applications in these markets include 2, 2.5 and 3G wireless infrastructure products, IP media server platforms, packet-based switches, unified messaging solutions, voice messaging, multimedia messaging, video distribution, network access, security and switching applications.

•

Commercial Systems — The commercial systems market includes the following sub-markets: medical systems, military equipment, test and measurement equipment, transaction terminals and industrial automation equipment. Examples of products that incorporate our commercial embedded solutions include ultrasound equipment, X-Ray machines, MRI scanners, immunodiagnostics and hematology systems, CAT scan imaging equipment, network and production test equipment, consumer transaction terminals, semiconductor manufacturing equipment and electronics assembly equipment.

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

Explore new partnerships and strategic acquisitions as a means to build leadership in our target markets. We continue to investigate partnerships and strategic relationships which can expand the number of solutions we offer and increase our market reach. We also continue to evaluate potential acquisition opportunities to acquire new capabilities, which can help us achieve our strategic goals. For example, in the last two years, we have acquired Convedia, a closely-held vendor of IP media servers, and the MCPD business, including products in the ATCA and compact PCI lines, of Intel.

In the following discussion of our financial condition and results of operations, we intend to provide information that will assist in understanding our consolidated financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes. This discussion should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this filing and in our annual report on Form 10-K for the year ended December 31, 2007.

Certain statements made in this section of the report are forward-looking statements. Please see the information contained herein under the sections entitled “Forward-looking Statements” and “Risk Factors.”

Overview

Promentum® — During the first quarter of 2008, we introduced two new products in our Promentum® ATCA product portfolio. First was the Promentum® ATCA-4310, a 10 Gigabit AdvancedTCA single-slot processor blade. We believe this product provides enhanced features for compute-intensive applications where transaction and subscriber load can increase dramatically in short intervals, such as IMS, IPTV and Wireless Control Plan based applications. The second was the Promentum® ATCA-7220 Dual OCTEON™ PLUS Packet Processing Module, the industry’s first blade to enable highest density of Gigabit Ethernet interfaces in a single slot with significantly higher processing power and bandwidth access when compared to other platforms available today.

Procelerant® —During the first quarter of 2008, we introduced two new products in our Procelerant® portfolio. First was the Procelerant® Quad-core server, the industry’s first embedded server to incorporate the latest Intel® Quad-core Xeon® processors. Intended for medical and other imaging, test and measurement, and other digital signal processing applications, the Procelerant® RMS420-5000XSL Quad-core server supports superior image processing at a higher resolution and with greater speed compared to previous embedded servers. Second was the Procelerant® CE945GM2A COM Express module that targets value-priced industrial automation, gaming and test and measurement applications. The Procelerant® CE945GM2A replaces older ETX technology at a comparable price point, enabling high-speed serial interface options such as PCI Express, Serial ATA (SATA) and gigabit ethernet.

Financial Results — Total revenue was $86.0 million and $66.9 million for the three months ended March 31, 2008 and 2007, respectively. Backlog was approximately $36.5 million and $33.8 million at March 31, 2008 and December 31, 2007, respectively. Backlog includes all purchase orders scheduled for delivery within 12 months. The increase in revenues for the three months ended March 31, 2008 compared to the same period in 2007 is primarily due to the addition of MCPD revenues, higher wireless revenues, higher next generation ATCA and media server revenues, partially offset by lower levels of revenue to our legacy enterprise customers in the IP networking and messaging submarket.

Net loss was $6.3 million and $5.4 million for the three months ended March 31, 2008 and 2007, respectively. Net loss per share was $0.28 and $0.25 for the three months ended March 31, 2008 and 2007, respectively. Net loss increased from 2007 to 2008 due to a combination of factors. The addition of our MCPD business led to increased amortization of intangible assets, R&D and SG&A expenses as well as integration costs. This is offset by increased revenue and associated gross margin primarily attributable to the addition of our MCPD business. Another large contributing factor leading to the increased loss was the strengthening of the U.S. Dollar compared to the Canadian Dollar during the first quarter of 2008 resulting in a decrease in our deferred tax assets stated in Canadian Dollars.

Cash and cash equivalents and investments amounted to $118.3 million and $123.3 million at March 31, 2008 and December 31, 2007, respectively. The decrease in cash and cash equivalents and investments during the three months ended March 31, 2008, is primarily due to the repurchase of $52.5 million of our 2023 senior convertible notes offset partially by net proceeds from the issuance of our 2013 convertible senior notes of $42.4 million. The decrease is also due to an impairment charge of $3.4 million recognized during the quarter to reflect our auction rate securities (“ARS”) at fair value. These decreases were partially offset by the cash provided by operating activities during the quarter of $8.1 million.

Convertible Debt — On February 6, 2008, we offered and sold in a public offering pursuant to a shelf registration statement $55.0 million aggregate principal amount of our 2013 convertible senior notes. In connection with the issuance of the 2013 convertible senior notes, we entered into a capped call transaction with a hedge counterparty. The net proceeds from the sale of the 2013 convertible senior notes were approximately $42.4 million, after deducting underwriting discounts and commissions, estimated offering expenses and the cost of the capped call transaction.

Also during the first quarter of 2008, we repurchased $52.5 million aggregate principal amount of our 2023 convertible senior notes, with an associated discount of $1.3 million. The Company repurchased the notes in the open market for $51.1 million and, as a result, recorded a gain of $68,000.

Critical Accounting Policies and Estimates

We reaffirm our critical accounting policies and use of estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no significant changes during the three months ended March 31, 2008 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 except as follows.

Revenue Recognition

During 2007, we began to defer revenue associated with sales made to distributors brought over from our acquisition of certain MCPD assets of Intel. Because of frequent sales price reductions and rapid technology obsolescence in the industry, sales made to some distributors under agreements allowing price protection and/or right of return are deferred until the distributors sell the merchandise. During the first quarter of 2008, we entered into new arrangements with our significant distributors servicing the MCPD business. For a few of these distributors, we eliminated some of the price adjustment programs. For new MCPD distributors, where we can estimate price protection, revenue has been recognized upon sale to the distributor. For those distributors where price adjustment programs remain in place, we will continue to defer revenue until the distributors sell the merchandise.

Our revenue reporting for these distributors is highly dependent on receiving pertinent and accurate data from our distributors in a timely fashion. Distributors provide us periodic data regarding the product, price, quantity, and end customer when products are resold as well as the quantities of our products they still have in stock. We must use estimates and apply judgments to reconcile distributors’ reported inventories to their activities. Any error in our judgment could lead to inaccurate reporting of our revenues, deferred income and allowances on sales to distributors, and net income.

Results of Operations

The following table sets forth certain operating data as a percentage of revenues for the three months ended March 31, 2008 and 2007.

	For the Three Months Ended March 31,
	2008	2007
Revenues	100.0%	100.0%
Cost of sales:
Cost of sales	72.5	71.2
Amortization of purchased technology	4.8	4.8

Total cost of sales	77.3	76.0

Gross margin	22.7	24.0
Research and development	14.7	16.1
Selling, general, and administrative	14.9	17.1
Intangible assets amortization	1.5	1.6
Restructuring and other charges (reversals)	0.0	0.1

Loss from operations	(8.4)	(10.9)
Interest expense	(0.7)	(0.6)
Interest income	1.5	2.4
Other (expense) income, net	0.2	(0.1)

Loss before income tax provision (benefit)	(7.4)	(9.2)
Income tax provision (benefit)	0.0	(1.2)

Net Loss	(7.4)%	(8.0)%

Comparison of Three Months Ended March 31, 2008 and 2007

Revenues. Revenues increased by $19.2 million or 28.7%, from $66.9 million in the three months ended March 31, 2007 to $86.0 million in the three months ended March 31, 2008. The increase in revenues for the three months ended March 31, 2008 compared to the same period in 2007 is due to an increase in revenues in the communications networking and commercial systems markets of $17.3 million and $1.9 million, respectively.

Revenues in the communications networking market increased in the three months ended March 31, 2008 compared to the same period in 2007 primarily due to the addition of MCPD revenues, higher wireless revenues, higher next generation ATCA and media server revenues, partially offset by lower levels of revenue to our legacy enterprise customers in the IP networking and messaging submarket as some of these products approach end of life.

Revenues in the commercial systems market increased in the three months ended March 31, 2008 compared to the same period in 2007, primarily due to increased revenues with our new COM Express® and rack-mount server products in addition to increased revenues associated with new custom products for military applications. These increases were partially offset by decreases to transaction terminal customers and industrial automation customers. The decrease in revenues associated with the transaction terminal customer is primarily attributable to a particular set of mother board products nearing the end of their life cycle.

Given the dynamics of these markets, we may experience general fluctuations in the percentage of revenue attributable to each market and, as a result, the quarter to quarter comparisons of our markets often are not indicative of overall economic trends affecting the long-term performance of our markets. We currently expect that each of our markets will continue to represent a significant portion of total revenues. We currently expect revenues to increase during the second quarter of 2008 compared to the first quarter of 2008 as we expect wireless revenues to increase. Revenues for the second quarter of 2008 are also expected to increase compared to the second quarter of 2007 with the addition of MCPD revenues. We also expect total 2008 revenues will increase over the prior year.

From a geographic perspective, for the three months ended March 31, 2008 compared to the same period in 2007 the percentage of non-US revenues by delivery destination increased as a percentage of total revenues. Revenues as measured by destination in the Asia Pacific and EMEA regions increased by $13.0 million and $6.1 million, respectively. The increase in revenues in the Asia Pacific region is primarily due to the addition of MCPD revenues. The increase in revenues to the EMEA region is primarily due to higher wireless revenues. For the three months ended March 31, 2008 revenues from North America remained flat compared to the same periods in 2007. This is primarily due to the addition of MCPD revenues offset by decreases in North American IP networking and messaging submarket revenues. We currently expect continued fluctuations in the percentage of revenue from each geographic region.

Gross Margin. Gross margins as a percentage of revenues were 22.7% and 24.0% for the three months ended March 31, 2008 and 2007, respectively. This decrease is primarily due to increased amortization of purchased technology of $881,000. The decrease is also due to integration costs associated with the acquisition of the MCPD business. We currently expect our gross margin percentage to be up in the second quarter of 2008 due to continued strength in our new products as well as the completion of the acquisition transition services expenses at the end of the first quarter.

Research and Development. R&D expenses consist primarily of salary, bonuses and benefits for product development staff, and cost of design and development supplies and equipment, net of reimbursements for nonrecurring engineering services. R&D expenses increased $1.9 million, or 17.3%, from $10.8 million for the three months ended March 31, 2007 to $12.7 million for the three months ended March 31, 2008. This increase is primarily due to the addition of the MCPD business, which includes increased headcount and integration expenses and additional $210,000 of stock-based compensation expense compared to the same period in 2007. We also had increased incentive compensation costs offset by a decrease in deferred compensation expense of $160,000. We currently anticipate R&D expense to be about flat from the first to the second quarter of 2008.

Selling, General, and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of salary, commissions, bonuses and benefits for sales, marketing, executive and administrative personnel, as well as professional services and costs of other general corporate activities. SG&A expenses increased by $1.4 million or 12.4%, from $11.4 million for the three months ended March 31, 2007 to $12.9 million for the three months ended March 31, 2008. This increase is primarily due to the addition of the MCPD business, which includes increased headcount and integration expenses, as well as an additional $114,000 of stock-based compensation expense compared to the same period in 2007 offset by a decrease in deferred compensation expense of $282,000. We currently anticipate SG&A expense for the second quarter of 2008 to be down slightly from the first quarter.

Stock-based Compensation Expense. Stock-based compensation expense consists of amortization of stock-based compensation associated with stock options and restricted stock unvested and outstanding on January 1, 2006 and new stock options, restricted stock and ESPP shares granted for the years ended December 31, 2007 and 2006 and for the three months ended March 31, 2008. Stock-based compensation expense increased by $306,000 or 13.7%, from $2.2 million for the three months ended March 31, 2007 to $2.5 million for the three months ended March 31, 2008. The increase is primarily due to the diminishing benefit associated with the 2004 acceleration of employee stock options. We currently anticipate stock-based compensation expense to increase slightly in the second quarter of 2008 compared to the first quarter of 2008.

We recognized stock-based compensation expense as follows (in thousands):

	For the Three Months Ended March 31,
	2008	2007
Cost of sales	$244	$262
Research and development	812	602
Selling, general and administrative	1,481	1,367

Total stock-based compensation expense	2,537	$2,231

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

We recognized deferred compensation expense as follows (in thousands):

	For the Three Months Ended March 31,
	2008	2007
Cost of sales	$—	$25
Research and development	—	160
Selling, general, and administrative	—	282

Total deferred compensation expense	$—	$467

Intangible Assets Amortization. Intangible assets consist of purchased technology, patents and other identifiable intangible assets. Intangible assets amortization expense included within operating expenses was $1.3 million and $1.0 million for the three months ended March 31, 2008 and 2007, respectively. Intangible assets amortization increased due to intangible assets acquired with the purchase of the MCPD business. We perform reviews for impairment of the purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Restructuring and Other Charges. We evaluate the adequacy of the accrued restructuring and other charges on a quarterly basis. As a result, we record certain reclassifications and reversals to the accrued restructuring and other charges based on the results of the evaluation. The total accrued restructuring and other charges for each restructuring event are not affected by reclassifications. Reversals are recorded in the period in which we determine that expected restructuring and other obligations are less than the amounts accrued. Tables summarizing the activity in the accrued liability for each restructuring event are contained in Note 6 — Accrued Restructuring and Other Charges of the Notes to the Unaudited Consolidated Financial Statements.

Fourth Quarter 2006 Restructuring. During the fourth quarter of 2006, we initiated a restructuring plan that included the elimination of 12 positions primarily supporting our contract manufacturing operations as a result of the termination of our relationship with one of our contract manufacturers in North America. The restructuring plan also includes closing our Charlotte office. During the three months ended March 31, 2007, we incurred additional severance and other employee-related separation costs of $61,000 offset by reversals of $100,000 associated with three employees that found new positions within the Company. During the three months ended March 31, 2008, we recorded $5,000 of amortization associated with the closing of our Charlotte office.

Interest Expense. Interest expense includes interest incurred on the convertible senior notes. Interest expense increased $151,000, or 35.0%, from $432,000 for the three months ended March 31, 2007 to $583,000 for the three months ended March 31, 2008. The increase in the interest expense for the three months ended March 31, 2008 compared to the same period in 2007 is due to the issuance of $55.0 million of our 2013 convertible senior notes on February 6, 2008 with an interest rate of 2.75% partially offset by the repurchase of $52.5 million of our 2023 convertible senior notes during the quarter with an interest rate of 1.375%.

Interest Income. Interest income decreased $325,000, or 20.0%, from $1.6 million for the three months ended March 31, 2007 to $1.3 million for the three months ended March 31, 2008. Interest income decreased as a result of a lower average balance of cash, cash equivalents and investments for the three months ended March 31, 2008 compared to the same period in 2007 due primarily to the purchase of the MCPD business. This decrease was also due to decreasing interest rates in the market. We expect additional decreases in interest income in the second quarter of 2008 due to lower reset interest rates associated with our ARS.

Other Income (Expense), Net. Other income (expense), net, primarily includes foreign currency exchange gains and losses. Other income (expense), net, was $155,000 and $(56,000) for the three months ended March 31, 2008 and 2007, respectively. Foreign currency exchange rate fluctuations resulted in a net gain of $125,000 and a net loss of 15,000 for the three months ended March 31, 2008 and 2007, respectively.

In addition to foreign currency exchange rate fluctuations, other income (expense) includes losses associated with our deferred compensation plan of $41,000 and $36,000 for the three months ended March 31, 2008 and 2007, respectively. Also, during the three months ended March 31, 2008, we repurchased $52.5 million aggregate principal amount of the 2023 convertible senior notes resulting in a gain of $68,000.

Income Tax Benefit. We recorded tax benefits of $22,000 and $780,000 for the three months ended March 31, 2008 and 2007, respectively. We expect the effective tax rate for the year ending December 31, 2008 to be a low to mid single digit percentage compared to 25.5% for the year ended December 31, 2007. The decrease in the effective tax rate between 2008 and the year ended December 31, 2007 is primarily due to discrete items related to the revaluation of certain net deferred tax assets due to changes in Canadian currency exchange rates and Canadian statutory tax rates.

The Tax Relief and Health Care Act of 2006 extended the research and development tax credit through December 31, 2007. We have not recognized a tax benefit for the federal research and development tax credit in our tax provision for the three months ended March 31, 2008. If the research and development tax credit is extended through December 31, 2008, we will evaluate the tax benefit at that time.

The 2008 estimated effective tax rate is based on current tax law and the current expected income and assumes that we continue to receive the tax benefits associated with certain income associated with foreign jurisdictions. The tax rate may be affected by potential acquisitions, restructuring events or divestitures, the jurisdictions in which profits are determined to be earned and taxed and the ability to realize deferred tax assets.

Liquidity and Capital Resources

The following table summarizes selected financial information as of the dates indicated and for the three months ended March 31, 2008 and 2007 and for the year ended December 31, 2007:

	March 31, 2008	December 31, 2007	March 31, 2007
	(Dollar amounts in thousands)
Cash and cash equivalents	$59,037	$50,522	$26,631
Short-term investments	$—	$72,750	$89,150
Long-term investments	$59,305	$—	$10,000

Cash and cash equivalents and investments	$118,342	$123,272	$125,781

Working capital	$44,460	$61,840	$165,413
Accounts receivable, net	$56,212	$70,548	$49,840
Inventories, net	$30,143	$23,101	$33,752
Accounts payable	$45,936	$49,675	$34,425
2023 convertible senior notes	$46,355	$97,548	$97,446
2013 convertible senior notes	$55,000	$—	$—
Convertible subordinated notes	$—	$—	$2,413
Days sales outstanding (A)	60	79	68
Days to pay (B)	67	76	66
Inventory turns (C)	8.3	8.2	5.6
Inventory turns — days (D)	44	29	65
Cash cycle time — days (E)	37	32	67

(A)	Based on ending net trade receivables divided by daily revenue (quarterly revenue, annualized and divided by 365 days).

(B)	Based on ending accounts payable divided by daily cost of sales excluding amortization of purchased technology (quarterly cost of sales, annualized and divided by 365 days).

(C)	Based on quarterly cost of sales excluding amortization of purchased technology, annualized divided by ending inventory.

(D)	Based on ending inventory divided by daily cost of sales excluding amortization of purchased technology (quarterly cost of sales, annualized and divided by 365 days).

(E)	Days sales outstanding plus inventory turns - days, less days to pay.

Cash and cash equivalents increased by $8.5 million from $50.5 million at December 31, 2007 to $59.0 million at March 31, 2008. Activities impacting cash and cash equivalents are as follows:

Cash Flows

	For the Three Months Ended March 31,
	2008	2007
	(In thousands)
Cash provided by (used in) operating activities	$8,059	$(10,383)
Cash provided by investing activities	7,633	11,936
Cash provided by (used in) financing activities	(7,461)	1,307
Effects of exchange rate changes	284	37

Net increase in cash and cash equivalents	$8,515	$2,897

During the three months ended March 31, 2008 and 2007, we used $2.2 million and $1.1 million, respectively, for capital expenditures. During the three months ended March 31, 2008, capital expenditures were primarily associated with integrating the MCPD business and upgrading our internal infrastructure. During the three months ended March 31, 2007, capital expenditures were primarily associated with integrating the media server business, upgrading our internal infrastructure as well as increasing manufacturing capabilities in our Hillsboro facility.

During the three months ended March 31, 2008 and 2007, we received $1.3 million in proceeds from the issuance of common stock through our stock compensation plans.

Changes in foreign currency rates impacted beginning cash balances during the three months ended March 31, 2008 by $284,000. Due to our international operations where transactions are recorded in functional currencies other than the U.S. Dollar, the effects of changes in foreign currency exchange rates on existing cash balances during any given period results in amounts on the consolidated statements of cash flows that may not reflect the changes in the corresponding accounts on the consolidated balance sheets.

As of March 31, 2008 and December 31, 2007 working capital was $44.5 million and $61.8 million, respectively. Working capital decreased by $17.4 million due primarily to the reclassification of short-term investments to long-term partially offset by the repurchase of our 2023 convertible senior notes.

Investments

Investments consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Short-term available for sale investments	$—	$72,750

Long-term available for sale investments	$59,305	$—

We invested excess cash in ARS, which are highly rated debt instruments with a long-term nominal maturity for which the interest rate is set through a “Dutch Auction” process. The majority of our ARS investments represent interests in collateralized debt obligations supported by pools of government-backed student loans with S&P AAA ratings or Moody’s Aaa ratings at the time of purchase. These investments have been classified as available-for-sale investments. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income.

Between December 31, 2007 and February 7, 2008, the Company sold at par value $10.0 million in ARS of the total ARS balance of $72.8 million which was held at December 31,2007. During the first quarter of 2008, due to liquidity issues experienced in the global credit and capital markets, our remaining portfolio of ARS investments experienced multiple failed auctions as the amount of securities submitted for sale exceeded the amount of purchase orders. We will not be able to liquidate the investments until a successful auction occurs, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature. Due to the uncertainty of when we will be able to liquidate the investments, we have reclassified the investments to long-term assets.

Our investment bank developed a model that estimated the fair value of its ARS in accordance with SFAS 157. The model weighted various factors, including the issuer’s credit quality, maturity, probability to be called, lack of liquidity, future cash flows based on maximum rate formulas and comparable securities of the issuer, if any. As of March 31, 2008, based on information provided by the investment bank and our own analysis we determined that our investments were impaired by 5.5% or $3.4 million, primarily due to the lack of liquidity. We believe declines in ARS fair values due to the lack of liquidity to be temporary as we have the ability and intent to hold these investments until they are sold or are called by the issuer at par. As such, we did not consider the impairment to be permanent and recorded an unrealized loss of $3.4 million, gross or $2.2 million, net of tax in other comprehensive income in the shareholders’ equity section of the Consolidated Balance Sheets at March 31, 2008.

If recent uncertainties continue or markets deteriorate further and we are unable to or decide not to hold our ARS to maturity, we may incur additional or permanent impairment charges, which could negatively affect our financial condition, cash flow and reported earnings and we may need to at least partially utilize our line of credit facility to meet our liquidity needs.

Line of Credit

We currently hold a line of credit facility of $20.0 million at our investment bank. This line of credit facility has an interest rate based on the 30-day London Inter-Bank Offered Rate (“LIBOR”) plus 0.75%. The line of credit is collateralized by the Company’s non-equity investments. The market value of non-equity investments must exceed 125.0% of the borrowed facility amount. At March 31, 2008, the Company had a standby letter of credit outstanding related to one of its medical insurance carriers for $105,000. As of March 31, 2008 and December 31, 2007, there were no outstanding balances on the standby letter of credit or line of credit.

2023 Convertible Senior Notes

During November 2003, we completed a private offering of $100 million aggregate principal amount of 1.375% convertible senior notes due November 15, 2023 (the “2023 convertible senior notes”) to qualified institutional buyers. The discount on the 2023 convertible senior notes amounted to $3 million.

Convertible senior notes are unsecured obligations convertible into our common stock and rank equally in right of payment with all existing and future obligations that are unsecured and unsubordinated. Interest on the senior notes accrues at 1.375% per year and is payable semi-annually on May 15 and November 15. The notes are convertible, at the option of the holder, at any time on or prior to maturity under certain circumstances, unless previously redeemed or repurchased, into shares of our common stock at a conversion price of $23.57 per share, which is equal to a conversion rate of 42.4247 shares per $1,000 principal amount of notes. The notes are convertible if (i) the closing price of our common stock on the trading day prior to the conversion date reaches 120% or more of the conversion price of the notes on such trading date; (ii) the trading price of the notes falling below 98% of the conversion value or (iii) certain other events occur. Upon conversion, we will have the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. We may redeem all or a portion of the notes at our option on or after November 15, 2006 but before November 15, 2008 provided that the closing price of our common stock exceeds 130% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of the notice of the provisional redemption. On or after November 15, 2008, we may redeem the notes at any time. On November 15, 2008, November 15, 2013, and November 15, 2018, holders of the 2023 convertible senior notes will have the right to require us to purchase, in cash, all or any part of the notes held by such holder at a purchase price equal to 100% of the principal amount of the notes being purchased, together with accrued and unpaid interest and additional interest, if any, up to but excluding the purchase date. The accretion of the discount on the notes is calculated using the effective interest method.

As of March 31, 2008 and December 31, 2007, we had outstanding 2023 convertible senior notes with a face value of $47.5 million and $100 million and a book value of $46.4 million and $97.5 million, net of unamortized discount of $1.1 million and $2.5 million, respectively. The estimated fair value of the 2023 convertible senior notes was $46.4 million and $99.8 million at March 31, 2008 and December 31, 2007, respectively.

During the first quarter of 2008, we repurchased $52.5 million aggregate principal amount of the 2023 convertible senior notes, with an associated discount of $1.3 million. We repurchased the notes in the open market for $51.1 million and, as a result, recorded a gain of $68,000.

2013 Convertible Senior Notes

On February 6, 2008, we offered and sold in a public offering pursuant to the shelf registration statement $55.0 million aggregate principal amount of our 2013 convertible senior notes. Interest is payable semi-annually, in arrears, on each August 15 and February 15, beginning on August 15, 2008, to the holders of record at the close of business on the preceding August 1 and February 1, respectively. The 2013 convertible senior notes mature on February 15, 2013. Holders of the 2013 convertible senior notes may convert their notes into a number of shares of our common stock determined as set forth in the indenture governing the notes at their option on any day to and including the business day prior to the maturity date. The 2013 convertible senior notes are initially convertible into 76.7448 shares of our common stock per $1,000 principal amount of the notes (which is equivalent to a conversion price of approximately $ 13.03 per share), subject to adjustment upon the occurrence of certain events. Upon the occurrence of a fundamental change, holders of the 2013 convertible senior notes may require us to repurchase some or all of our notes for cash at a price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any. In addition, if certain fundamental changes occur, we may be required in certain circumstances to increase the conversion rate for any 2013 convertible senior notes converted in connection with such fundamental changes by a specified number of shares of our common stock. The 2013 convertible senior notes are our general unsecured obligations and rank equal in right of payment to all of our existing and future senior indebtedness, including our 2023 convertible senior notes, and senior in right of payment to our future subordinated debt. Our obligations under the 2013 convertible senior notes are not guaranteed by, and are effectively subordinated in right of payment to all existing and future obligations of, our subsidiaries and are effectively subordinated in right of payment to our future secured indebtedness to the extent of the assets securing such debt.

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

As of March 31, 2008, we had outstanding 2013 convertible senior notes with a face value and fair value of $55.0 million and $55.3 million, respectively. The cost of the capped call transaction was approximately $10.2 million and was recorded as a charge to shareholders’ equity.

Contractual Obligations

The following summarizes our contractual obligations at March 31, 2008 and the effect of such on its liquidity and cash flows in future periods (in thousands).

	2008*	2009	2010	2011	2012	Thereafter
Future minimum lease payments	$3,066	$3,326	$2,946	$1,653	$—	$—
Purchase obligations(A)	35,730	—	—	—	—	—
Interest on convertible notes	1,422	2,166	2,166	2,166	2,166	7,941
2023 convertible senior notes(B)	47,503	—	—	—	—	—
2013 convertible senior notes	—	—	—	—	—	55,000

Total contractual obligations	$87,721	$5,492	$5,112	$3,819	$2,166	$62,941

*	Remaining nine months

(A)	Purchase obligations include agreements or purchase orders to purchase goods or services that are enforceable and legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(B)	The 2023 convertible senior notes are shown at their face values, gross of unamortized discount amounting to $1.1 million at March 31, 2008. We may redeem the 2023 convertible senior notes at any time. On November 15, 2008, November 15, 2013, and November 15, 2018, holders of the 2023 convertible senior notes will have the right to require us to purchase, in cash, all or any part of the notes held by such holders at a purchase price equal to 100% of the principal amount of the notes being purchased, together with accrued and unpaid interest and additional interest, if any, up to but excluding the purchase date.

In addition to the above, as discussed in Note 11 — Income Taxes of the Notes to the Consolidated Financial Statements, we have approximately $2.7 million associated with unrecognized tax benefits and related interest and penalties. These liabilities are primarily included as a component of “other long-term liabilities” in our Consolidated Balance Sheet as we do not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but do not believe that the ultimate settlement of our obligations will materially affect our liquidity.

Off-Balance Sheet Arrangements

We do not engage in any activity involving special purpose entities or off-balance sheet financing.

Liquidity Outlook

We believe that our current cash, cash equivalents and investments, net, amounting to $118.3 million at March 31, 2008, of which $59.3 million consisted of ARS, the cash generated from operations and our line of credit facility will satisfy our short and long-term expected working capital needs, capital expenditures, stock repurchases, other liquidity requirements associated with our existing business operations, and the repurchase of all or part of our 2023 convertible senior notes as required by the holders on November 15, 2008 even if we are required to hold our ARS until maturity. Capital expenditures are expected to range from $1.5 million to $2.0 million per quarter as we make additional R&D and IT capital investments.

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements. Some of the forward-looking statements contained in this Quarterly Report include:

•	expectations and goals for revenues, gross margin, R&D expenses, selling, general, administrative expenses and profits;

•	estimates and impact of stock-based compensation expense;

•	estimates and impact of the costs of the acquisition of Convedia and the MCPD business;

•	the impact of our restructuring events on future operating results;

•	currency exchange rate fluctuations, changes in tariff and trade policies and other risks associated with foreign operations;

•	our projected liquidity; and

•

matters affecting the computer manufacturing industry including changes in industry standards, changes in customer requirements and new product introductions, as well as other risks described in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 and as updated in this Quarterly Report.

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

We do not guarantee future results, levels of activity, performance or achievements and we do not assume responsibility for the accuracy and completeness of these statements. The forward-looking statements contained in this Quarterly Report are made and based on information as of the date of this report. We assume no obligation to update any of these statements based on information after the date of this report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates, foreign currency exchange rates, and equity trading prices, which could affect our financial position and results of operations.

Interest Rate Risk. We invest excess cash in debt instruments of or supported by the U.S. Government and its agencies, and those of high-quality corporate issuers. We attempt to protect and preserve our invested funds by limiting default, market, and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely affected due to a rise in interest rates while floating rate securities may produce less income than expected if interest rates decline. Due to the short duration of most of the investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair value of our investment portfolio. Additionally, the interest rate changes affect the fair market value but do not necessarily have a direct impact on our earnings or cash flows. Therefore, we would not expect our operating results or cash flows to be affected, to any significant degree, by the effect of a sudden change in market interest rates on the securities portfolio. The estimated fair value of our debt investments at March 31, 2008 and December 31, 2007 was $90.3 million and $95.1 million, respectively. The effect of an immediate 10% change in interest rates would not have a material effect on our operating results or cash flows.

Foreign Currency Risk. We pay the expenses of our international operations in local currencies, namely, the British Pound Sterling, Canadian Dollar, Chinese Yuan, Euro, Japanese Yen, Malaysian Ringgit and Israeli New Shekel. The international operations are subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, foreign exchange rate volatility and other regulations and restrictions. Accordingly, future results could be materially and adversely affected by changes in these or other factors. We are also exposed to foreign exchange rate fluctuations as the balance sheets and income statements of our foreign subsidiaries are translated into U.S. Dollars during the consolidation process. Because exchange rates vary, these results, when translated, may vary from expectations and adversely affect overall expected profitability.

Based on our policy, we have established a foreign currency exposure management program which uses derivative foreign exchange contracts to address nonfunctional currency exposures that are expected to be settled in one year or less. During the first quarter of 2008, in order to reduce the potentially adverse effects of foreign currency exchange rate fluctuations we entered into forward exchange contracts. These hedging transactions primarily limit our exposure to changes in the U.S. Dollar/Canadian Dollar exchange rate. Foreign currency exchange rate fluctuations resulted in a net gain of $125,000 and a net loss of $15,000 for the three months ended March 31, 2008 and 2007, respectively.

Holding other variables constant, a 10% adverse fluctuation of the U.S. Dollar relative to the Canadian Dollar would result in a $548,000 loss as of March 31, 2008. Holding other variables constant, a 10% favorable fluctuation of the U.S. Dollar relative to the Canadian Dollar would result in a $614,000 gain as of March 31, 2008. We do not expect a 10% fluctuation to have any impact on our operating results as the underlying hedged transactions will move in an equal and opposite direction.

Convertible Notes. The fair value of the convertible senior notes are sensitive to interest rate changes. Interest rate changes would result in an increase or decrease in the fair value of the convertible notes due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our senior convertible notes in the open market, changes in the fair value of the senior convertible notes have no impact on our cash flows or Consolidated Financial Statements. The estimated fair value of the 2023 convertible senior notes was $46.4 million and $99.8 million at March 31, 2008 and December 31, 2007, respectively, and the estimated fair value of the 2013 convertible senior notes was $55.3 million at March 31, 2008.

Item 4.	Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

In connection with the evaluation described above, we identified no change in our internal control over financial reporting that occurred during the three months ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There are many factors that affect our business and the results of our operations, many of which are beyond our control. In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2007, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

If uncertainties in the credit and capital markets continue the market value of our investments in auction rate securities may decline leading to impairment charges which could negatively affect our financial condition, cash flow and reported earnings.

At March 31, 2008, our long-term investments were comprised of auction rate securities (“ARS”), which are highly rated debt instruments with a long-term nominal maturity for which the interest rate is set through a “Dutch Auction” process. The majority of our ARS investments represent interests in collateralized debt obligations supported by pools of government-backed student loans with S&P AAA or Moody’s Aaa ratings at the time of purchase. These investments have been classified as available-for-sale investments. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income.

During the first quarter of 2008, due to liquidity issues experienced in the global credit and capital markets, our entire portfolio of ARS investments experienced multiple failed auctions as the amount of securities submitted for sale exceeded the amount of purchase orders. We will not be able to liquidate the investments until a successful auction occurs, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature. If recent uncertainties continue or markets deteriorate further and we are unable to or decide not to hold our ARS to maturity, we may incur additional or permanent impairment charges, which could negatively affect our financial condition, cash flow and reported earnings and we may need to at least partially utilize our line of credit facility to meet our liquidity needs.

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

Item 6.	Exhibits

(a) Exhibits

Exhibit No	Description

3.1	Second Restated Articles of Incorporation and amendments thereto. Incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC File No. 333-137060, as amended by the Articles of Amendment incorporated by reference from Exhibit 3.1 in the Company’s Current Report on Form

8-K filed on January 30, 2008

3.2	Restated Bylaws. Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on From 10-Q, filed on May 8, 2007.

4.1	Indenture, dated February 12, 2008, by and between the Company and The Bank of New York Trust Company, N.A. Incorporated by reference from Exhibit 4.1 in the Company’s Current Report on Form 8-K, filed on February 12, 2008.

4.2	First Supplemental Indenture, dated February 12, 2008, by and between the Company and The Bank of New York Trust Company, N.A. Incorporated by reference from Exhibit 4.2 in the Company’s Current Report on Form 8-K, filed on February 12, 2008.

4.3	Form of Global Security for the 2.75% Convertible Senior Notes due 2013 (included in Exhibit 4.2).

10.1*	Executive Severance Agreement dated February 26, 2008 between the Company and Brian Bronson.

10.2*	Summary of Compensation Arrangements of Certain Officers.

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADISYS CORPORATION

Dated: May 9, 2008	By:	/s/ Scott C. Grout
Scott C. Grout President and Chief Executive Officer

Dated: May 9, 2008	By:	/s/ Brian Bronson
Brian Bronson Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Description

3.1	Second Restated Articles of Incorporation and amendments thereto. Incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC File No. 333-137060, as amended by the Articles of Amendment incorporated by reference from Exhibit 3.1 in the Company’s Current Report on Form 8-K filed on January 30, 2008.

3.2	Restated Bylaws. Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on From 10-Q, filed on May 8, 2007.

4.1	Indenture, dated February 12, 2008, by and between the Company and The Bank of New York Trust Company, N.A. Incorporated by reference from Exhibit 4.1 in the Company’s Current Report on Form 8-K, filed on February 12, 2008.

4.2	First Supplemental Indenture, dated February 12, 2008, by and between the Company and The Bank of New York Trust Company, N.A. Incorporated by reference from Exhibit 4.2 in the Company’s Current Report on Form 8-K, filed on February 12, 2008.

4.3	Form of Global Security for the 2.75% Convertible Senior Notes due 2013 (included in Exhibit 4.2).

10.1*	Executive Severance Agreement dated February 26, 2008 between the Company and Brian Bronson.

10.2*	Summary of Compensation Arrangements of Certain Officers.

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith