Form 10-Q
period 2008-06-30
RADISYS CORP
filed 2008-08-08
CIK 873044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Number of shares of common stock outstanding as of August 7, 2008: 22,611,463

RADISYS CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

RADISYS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$97,610	$75,530	$183,658	$142,383
Cost of sales:
Cost of sales	69,173	56,829	131,539	104,441
Amortization of purchased technology	3,923	3,233	8,038	6,467

Total cost of sales	73,096	60,062	139,577	110,908

Gross margin	24,514	15,468	44,081	31,475
Research and development	13,047	11,529	25,697	22,309
Selling, general and administrative	13,102	11,829	25,952	23,257
Intangible assets amortization	1,302	1,022	2,605	2,046
Restructuring and other charges	598	1,444	598	1,532

Loss from operations	(3,535)	(10,356)	(10,771)	(17,669)
Interest expense	(678)	(431)	(1,261)	(863)
Interest income	646	1,627	1,950	3,256
Other (expense) income, net	(146)	(65)	9	(121)

Loss before income tax benefit	(3,713)	(9,225)	(10,073)	(15,397)
Income tax benefit	(939)	(1,901)	(961)	(2,681)

Net loss	$(2,774)	$(7,324)	$(9,112)	$(12,716)

Net loss per share:
Basic	$(0.12)	$(0.34)	$(0.41)	$(0.58)

Diluted	$(0.12)	$(0.34)	$(0.41)	$(0.58)

Weighted average shares outstanding:
Basic	22,423	21,802	22,335	21,742

Diluted	22,423	21,802	22,335	21,742

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$56,645	$50,522
Short-term investments	—	72,750
Accounts receivable, net	55,797	70,548
Other receivables	2,970	2,678
Inventories, net	33,533	23,101
Other current assets	4,414	5,299
Deferred tax assets, net	6,485	6,489

Total current assets	159,844	231,387
Property and equipment, net	12,170	11,233
Goodwill	67,644	67,644
Intangible assets, net	28,126	38,779
Long-term investments, net	58,311	—
Long-term deferred tax assets, net	42,503	40,078
Other assets	5,801	3,987

Total assets	$374,399	$393,108

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,487	$49,675
Accrued wages and bonuses	10,328	8,101
Deferred revenue	5,765	5,308
2023 convertible senior notes, net	36,611	97,548
Other accrued liabilities	11,272	8,915

Total current liabilities	110,463	169,547

Long-term liabilities:
2013 convertible senior notes	55,000	—
Other long-term liabilities	3,511	3,585

Total long-term liabilities	58,511	3,585

Total liabilities	168,974	173,132

Shareholders’ equity:
Preferred stock - $.01 par value, 5,664 shares authorized; none issued or outstanding	—	—
Common stock - no par value, 100,000 shares authorized; 22,609 and 22,312 shares issued and outstanding at June 30, 2008 and December 31, 2007	223,951	226,873
Accumulated deficit	(20,397)	(11,285)
Accumulated other comprehensive income:
Cumulative currency translation adjustments	4,668	4,388
Unrealized gain on hedge instruments	8	—
Unrealized loss on available-for-sale investments	(2,805)	—

Total accumulated other comprehensive income	1,871	4,388

Total shareholders’ equity	205,425	219,976

Total liabilities and shareholders’ equity	$374,399	$393,108

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, unaudited)

	Common stock		Accumulated Other Comprehensive	Accumulated		Total Comprehensive
	Shares	Amount	Income	Deficit	Total	Loss (1)
Balances, December 31, 2007	22,312	$226,873	$4,388	$(11,285)	$219,976
Shares issued pursuant to benefit plans	283	2,537	—	—	2,537
Stock-based compensation associated with employee benefit plans	—	5,048	—	—	5,048
Restricted shares granted, net of cancellations	(4)	—	—	—	—
Net settlement of restricted shares	18	(353)	—	—	(353)
Impairment of available-for-sale investments, net of tax	—	—	(2,805)	—	(2,805)	(2,805)
Net adjustment for fair value of hedge derivatives	—	—	8	—	8	8
Purchase of capped call on 2013 convertible senior notes	—	(10,154)	—	—	(10,154)
Translation adjustments	—	—	280	—	280	280
Net loss for the period	—	—	—	(9,112)	(9,112)	(9,112)

Balances, June 30, 2008	22,609	$223,951	$1,871	$(20,397)	$205,425

Comprehensive loss for the six months ended June 30, 2008						$(11,629)

(1)	For the three months ended June 30, 2008, total comprehensive loss amounted to $3.4 million and consisted of net loss for the period of $2.8 million, net losses from currency translation adjustments of $44,000, net gains from adjustments for fair value of hedge derivatives of $30,000 and an impairment of available-for-sale investments, net of tax, of $615,000. For the three months ended June 30, 2007, other comprehensive loss amounted to $7.3 million and consisted of net loss for the period of $7.3 million and net gains from translation adjustments of $6,000. For the six months ended June 30, 2007, other comprehensive loss amounted to $12.7 million and consisted of net loss for the period of $12.7 million and net gains from translation adjustments of $44,000.

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	For the Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(9,112)	$(12,716)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,777	12,708
Inventory valuation allowance	1,477	3,707
Deferred income taxes	(903)	(3,610)
Gain on early extinguishment of debt	(37)	—
Stock-based compensation expense	5,048	4,881
Provisions for allowance for doubtful accounts	157	—
Other	384	(110)
Changes in operating assets and liabilities:
Accounts receivable	14,634	(15,426)
Other receivables	(293)	522
Inventories	(11,909)	2,718
Other current assets	1,459	304
Accounts payable	(3,206)	(247)
Accrued wages and bonuses	2,179	216
Accrued restructuring	509	1,318
Deferred revenue	435	417
Other accrued liabilities	1,726	729

Net cash provided by (used in) operating activities	16,325	(4,589)

Cash flows from investing activities:
Proceeds from the sale of auction rate securities	10,025	23,700
Purchase of auction rate securities	—	(12,850)
Capital expenditures	(3,622)	(2,675)
Proceeds from the sale of property and equipment	—	2,208
Purchase of long-term assets	(331)	(106)

Net cash provided by investing activities	6,072	10,277

Cash flows from financing activities:
Financing costs	(2,539)	—
Proceeds from issuance of 2013 convertible senior notes	55,000	—
Purchase of capped call	(10,154)	—
Repurchase of 2023 convertible senior notes	(60,915)	—
Payments on capital lease obligation	(77)	—
Net resettlement of restricted shares	(353)	(253)
Proceeds from issuance of common stock	2,537	2,485

Net cash (used in) provided by financing activities	(16,501)	2,232

Effect of exchange rate changes on cash	227	17

Net increase in cash and cash equivalents	6,123	7,937
Cash and cash equivalents, beginning of period	50,522	23,734

Cash and cash equivalents, end of period	$56,645	$31,671

Supplemental disclosures of non-cash investing and financing activities:
Capital lease obligation	$368	$—
Unrealized loss on assets measured at fair value, net	$2,805	$—

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Significant Accounting Policies

RadiSys Corporation (the “Company” or “RadiSys”) has adhered to the accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2007 in preparing the accompanying interim consolidated financial statements. The preparation of these statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Additionally, the accompanying financial data as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

The financial information included herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for interim periods.

For the three and six months ended June 30, 2008, there have been no significant changes to these accounting policies except for the following:

Derivatives

During the first quarter of 2008, the Company entered into forward foreign currency exchange contracts to reduce the impact of foreign currency exchange risks where natural hedging strategies could not be effectively employed.

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

The Company has adopted SFAS No. 157, “Fair Value Measurements,” (SFAS 157); however the adoption did not have a material impact on the Company’s results of operations.

Revenue Recognition

During 2007, the Company began to defer revenue associated with sales made to distributors brought over from its acquisition of certain assets of the Modular Communications Platform Division (“MCPD”) of Intel Corporation (“Intel”). Because of frequent sales price reductions and rapid technology obsolescence in the industry, sales made to some distributors under agreements allowing price protection and/or right of return are deferred until the distributors sell the merchandise. During the first quarter of 2008, the Company entered into new arrangements with its significant distributors servicing the MCPD business. For a few of these distributors, the Company eliminated some of the price adjustment programs. For those distributors where significant price adjustment programs remain in place, the Company will continue to defer revenue until the distributors sell the merchandise.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard becomes effective for the Company on January 1, 2009. Earlier adoption of SFAS 161 and, separately, comparative disclosures for earlier periods at initial adoption are encouraged. SFAS 161 requires enhanced disclosures, which will be provided in the Company’s 2008 Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”) and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51,” (“SFAS 160”). These statements require significant changes in the accounting and reporting for business acquisitions and the reporting of non-controlling interests in subsidiaries. Among many changes under SFAS 141R, an acquirer will record 100% of all assets and liabilities at fair value for partial acquisitions, contingent consideration will be recognized at fair value at the acquisition date with changes possibly recognized in earnings, and acquisition related costs will be expensed rather than capitalized. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary. Key changes under the standard are that non-controlling interests in a subsidiary will be reported as part of equity, losses allocated to a non-controlling interest can result in a deficit balance, and changes in ownership interests that do not result in a change of control are accounted for as equity transactions and, upon a loss of control, gain or loss is recognized and the remaining interest is remeasured at fair value on the date control is lost. SFAS 141R will apply prospectively to the Company’s business combinations occurring on or after January 1, 2009. The Company will also apply SFAS 160 beginning January 1, 2009. Adoption of these statements will affect the Company’s accounting for any business acquisitions occurring after the effective date and the reporting of any non-controlling interests in subsidiaries existing on or after the effective date.

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires that issuers of such instruments separately account for the liability and equity components related to convertible debt instruments in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. Early adoption is not permitted and FSP APB 14-1 becomes effective for the Company on January 1, 2009. Based on preliminary analysis, the Company has determined that the new guidance should only affect its 1.375% convertible senior notes due November 15, 2023 (the “2023 convertible senior notes”). It is expected that by the time of adoption of FSP APB 14-1 the Company’s 2023 convertible senior notes will be retired but the Company will still be required to retrospectively apply FSP APB 14-1 in all periods presented that include the Company’s 2023 convertible senior notes. As a result of this retrospective adoption the Company’s opening accumulated deficit balance and paid in capital balance will increase, however the Company is still assessing the magnitude.

Reclassifications

Certain reclassifications have been made to amounts in prior years to conform to current year presentation.

Note 2 — Investments

Short-term and long-term investments consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Short-term available for sale investments	$—	$72,750

Long-term available for sale investments	$58,311	$—

The Company currently holds investments in auction rate securities (“ARS”), which are highly rated debt instruments with a long-term nominal maturity for which the interest rate is set through a “Dutch Auction” process. The majority of the Company’s ARS investments represent interests in collateralized debt obligations supported by pools of government-backed student loans with S&P AAA or Moody’s Aaa ratings at the time of purchase. These investments have been classified as available-for-sale investments. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income. For the three and six months ended June 30, 2008, there were no realized gains or losses on the sales of available-for-sale investments.

Between December 31, 2007 and February 7, 2008, the Company sold at par value $10.0 million in ARS of the total ARS balance of $72.8 million which was held at December 31, 2007. During the first quarter of 2008, due to liquidity issues experienced in the global credit and capital markets, the Company’s entire remaining portfolio of ARS investments experienced multiple failed auctions as the amount of securities submitted for sale exceeded the amount of purchase orders. An auction failure, which is not a default in the underlying debt instrument, occurs when there are more sellers than buyers at a scheduled interest rate auction date and parties desiring to sell their auction rate securities are unable to do so. When an auction fails, the interest rate is adjusted according to the provisions of the associated security agreement, which may result in an interest rate that is higher than the interest rate the issuer pays in connection with successful auctions. The Company will not be able to liquidate the investments until a successful auction occurs, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature. Due to the uncertainty of when it will be able to liquidate the investments, the Company reclassified the investments to long-term assets during the first quarter of 2008 and continues to hold them as such.

The Company recorded the ARS at fair value in accordance with SFAS 157. The Company considered various inputs, as defined in “Note 3 – Fair Value of Financial Instruments,” to estimate the fair value of its ARS, including the issuer’s credit quality, maturity, probability to be called, lack of liquidity, future cash flows based on maximum rate formulas and comparable securities of the issuer, if any. As of June 30, 2008, the Company determined that its investments were impaired by 7.0% or $4.4 million, primarily due to the lack of liquidity. The Company believes declines in ARS fair values due to the lack of liquidity to be temporary as it has the ability and intent to hold these investments until they are sold or are called by the issuer at par. As such, the Company does not consider the impairment to be permanent and has recorded an unrealized loss of $4.4 million gross, $2.8 million net of tax, under other comprehensive income in the shareholders’ equity section of the accompanying Consolidated Balance Sheets at June 30, 2008.

Note 3 — Fair Value of Financial Instruments

The Company measures at fair value certain financial assets and liabilities, including cash equivalents, long-term investments, and deferred compensation. SFAS No. 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair-value hierarchy:

Level 1—Quoted prices for identical instruments in active markets

Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following table summarizes the fair value measurements as of June 30, 2008, for the Company’s financial instruments, including its ARS (in thousands):

	Fair Value Measurements as of June 30, 2008
	June 30, 2008	Level 1	Level 2	Level 3
Cash equivalents	$26,486	$26,486	$—	$—
Long-term available-for-sale-investments	$58,311	$—	$—	$58,311
Non-qualified deferred compensation assets	$3,179	$3,179	$—	$—
Non-qualified deferred compensation liabilities	$2,366	$2,366	$—	$—

Total	$90,342	$32,031	$—	$58,311

The following table contains a rollforward of the fair value of the Company’s ARS, where fair value is determined using Level 3 inputs:

Fair Value
Balance as of December 31, 2007	$—
Fair value transferred in from Level 1 securities	62,750
Sales of ARS	(25)
Temporary impairment charge reflected as a component of other comprehensive income (A)	(4,414)

Balance as of June 30, 2008	$58,311

(A)	For the three and six months ended June 30, 2008, the Company recognized in other comprehensive income temporary impairment charges of $1.0 and $4.4 million, respectively.

Note 4 — Accounts Receivable and Other Receivables

Accounts receivable consists of trade accounts receivable. Accounts receivable balances consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Accounts receivable, gross	$56,825	$71,432
Less: allowance for doubtful accounts	(1,028)	(884)

Accounts receivable, net	$55,797	$70,548

The Company recorded additional provisions of $157,000 for allowance for doubtful accounts during the six months ended June 30, 2008. The Company recorded no additional provisions for allowance for doubtful accounts during the three and six months ended June 30, 2007.

As of June 30, 2008 and December 31, 2007, the balance in other receivables was $3.0 million and $2.7 million, respectively. Other receivables consisted primarily of non-trade receivables including receivables for inventory sold to the Company’s contract manufacturing partners. Sales to the Company’s contract manufacturing partners are based on terms and conditions similar to the terms offered to the Company’s regular customers. There is no revenue recorded associated with non-trade receivables.

Note 5 — Inventories

Inventories consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Raw materials	$33,913	$28,752
Work-in-process	2,606	1,762
Finished goods	9,166	4,405

	45,685	34,919
Less: inventory valuation allowance	(12,152)	(11,818)

Inventories, net	$33,533	$23,101

During the three months ended June 30, 2008 and 2007, the Company recorded provisions for excess and obsolete inventory of $0.7 million and $1.9 million, respectively. During the six months ended June 30, 2008 and 2007, the Company recorded provisions for excess and obsolete inventory of $1.5 million and $3.7 million, respectively.

Note 6 — Accrued Restructuring and Other Charges

Accrued restructuring and other charges, which is included in other accrued liabilities in the accompanying Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007, respectively, consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Fourth quarter 2006 restructuring charge	$29	$57
Second quarter 2007 restructuring charge	—	11
Second quarter 2008 restructuring charge	550	—

Total	$579	$68

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

The following table summarizes the changes to the fourth quarter 2006 restructuring costs (in thousands):

	Employee Termination and Related Costs	Facilities
Restructuring and other costs	$329	$—

Balance accrued as of December 31, 2006	329	—

Additions	127	64
Expenditures	(252)	(7)
Reversals	(204)	—

Balance accrued as of December 31, 2007	—	57

Expenditures	—	(5)

Balance accrued as of March 31, 2008	$—	$52

Expenditures	—	(23)

Balance accrued as of June 30, 2008	$—	$29

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

Second Quarter 2008 Restructuring

During the second quarter of 2008, the Company initiated a restructuring plan that included the elimination of 23 positions. The restructuring was primarily initiated with the intent to return the Company’s engineering spend to levels which align with targeted profitability as well as refocus the Company’s skill sets in new product deployment and provide enhanced service and support to existing customers. The Company expects to complete all activities associated with the restructuring by March 31, 2009.

The following table summarizes the changes to the second quarter 2008 restructuring costs (in thousands):

Employee Termination and Related Costs
Restructuring and other costs	$598
Expenditures	(48)

Balance accrued as of June 30, 2008	550

Note 7 — Short-Term Borrowings

The Company currently holds a line of credit facility of $20.0 million at its investment bank. This line of credit facility bears an interest rate equal to the 30-day London Inter-Bank Offered Rate (“LIBOR”) plus 0.75%. The line of credit is collateralized by the Company’s non-equity investments. The market value of non-equity investments must exceed 125.0% of the borrowed facility amount. At June 30, 2008, the Company had a standby letter of credit outstanding related to one of its medical insurance carriers for $105,000. As of June 30, 2008 and December 31, 2007, there were no outstanding balances on the standby letter of credit or line of credit.

On August 7, 2008, the Company entered into a secured revolving line of credit agreement with Silicon Valley Bank, which will replace the existing line of credit facility. Refer to “Note 17 – Subsequent Events” for a summary of the material terms of the agreement.

Note 8 — Convertible Debt

2023 Convertible Senior Notes

During November 2003, the Company completed a private offering of $100 million in aggregate principal amount of the 2023 convertible senior notes due November 15, 2023 to qualified institutional buyers. The discount at issuance on the 2023 convertible senior notes amounted to $3 million.

Convertible senior notes are unsecured obligations convertible into the Company’s common stock and rank equally in right of payment with all existing and future obligations that are unsecured and unsubordinated. Interest on the 2023 convertible senior notes accrues at 1.375% per year and is payable semi-annually on May 15 and November 15. The 2023 convertible senior notes are convertible, at the option of the holder, at any time on or prior to maturity under certain circumstances unless previously redeemed or repurchased, into shares of the Company’s common stock at a conversion price of $23.57 per share, which is equal to a conversion rate of 42.4247 shares per $1,000 principal amount of the 2023 convertible senior notes. The 2023 convertible senior notes are convertible if (i) the closing price of the Company’s common stock on the trading day prior to the conversion date reaches 120% or more of the conversion price of the notes on such trading date, (ii) the trading price of the notes falls below 98% of the conversion value or (iii) certain other events occur. Upon conversion, the Company will have the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. The Company may redeem all or a portion of the 2023 convertible senior notes at its option on or after November 15, 2006 but before November 15, 2008 provided that the closing price of the Company’s common stock exceeds 130% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of the notice of the provisional redemption. On or after November 15, 2008, the Company may redeem the notes at any time. On November 15, 2008, November 15, 2013, and November 15, 2018, holders of the 2023 convertible senior notes will have the right to require the Company to purchase, in cash, all or any part of the notes held by such holder at a purchase price equal to 100% of the principal amount of the notes being purchased, together with accrued and unpaid interest and additional interest, if any, up to but excluding the purchase date. The accretion of the discount on the 2023 convertible senior notes is calculated using the effective interest method.

As of June 30, 2008 and December 31, 2007, the Company had outstanding 2023 convertible senior notes with a face value of $37.5 million and $100 million, and a book value of $36.6 million and $97.5 million, net of unamortized discount of $0.9 million and $2.5 million, respectively. Amortization of the discount on the 2023 convertible senior notes was $16,000 and $34,000 for the three months ended June 30, 2008 and 2007, respectively. Amortization of the discount on the 2023 convertible senior notes was $45,000 and $67,000 for the six months ended June 30, 2008 and 2007, respectively. The estimated fair value of the convertible senior notes was $33.6 million and $99.8 million at June 30, 2008 and December 31, 2007, respectively.

During the first quarter of 2008, the Company repurchased $52.5 million aggregate principal amount of the 2023 convertible senior notes, with an associated discount of $1.3 million. The Company repurchased the notes in the open market for $51.1 million and, as a result, recorded a gain of $68,000.

During the second quarter of 2008, the Company repurchased $10.0 million aggregate principal amount of the 2023 convertible senior notes, with an associated discount of $240,000. The Company repurchased the notes in the open market for $9.8 million and, as a result, recorded a loss of $31,000.

2013 Convertible Senior Notes

On February 6, 2008, the Company offered and sold in a public offering pursuant to the shelf registration statement $55.0 million aggregate principal amount of 2.75% convertible senior notes due 2013 (the “2013 convertible senior notes”). Interest on the 2013 convertible senior notes is payable semi-annually, in arrears, on each August 15 and February 15, beginning on August 15, 2008, to the holders of record at the close of business on the preceding August 1 and February 1, respectively. The 2013 convertible senior notes mature on February 15, 2013. Holders of the 2013 convertible senior notes may convert their notes into a number of shares of the Company’s common stock determined as set forth in the indenture governing the notes at their option on any day to and including the business day prior to the maturity date. The 2013 convertible senior notes are initially convertible into 76.7448 shares of the Company’s common stock per $1,000 principal amount of the notes (which is equivalent to a conversion price of approximately $13.03 per share), subject to adjustment upon the occurrence of certain events. Upon the occurrence of a fundamental change, holders of the 2013 convertible senior notes may require the Company to repurchase some or all of their notes for cash at a price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any. In addition, if certain fundamental changes occur, the Company may be required in certain circumstances to increase the conversion rate for any 2013 convertible senior notes converted in connection with such fundamental changes by a specified number of shares of the Company’s common stock. The 2013 convertible senior notes are the Company’s general unsecured obligations and rank equal in right of payment to all of its existing and future senior indebtedness, including the Company’s 2023 convertible senior notes, and senior in right of payment to the Company’s future subordinated debt. The Company’s obligations under the 2013 convertible senior notes are not guaranteed by, and are effectively subordinated in right of payment to all existing and future obligations of, its subsidiaries and are effectively subordinated in right of payment to its future secured indebtedness to the extent of the assets securing such debt.

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

As of June 30, 2008, the Company had outstanding 2013 convertible senior notes with a face value and fair value of $55.0 million and $52.4 million, respectively. The cost of the capped call transaction was approximately $10.2 million and was recorded as a charge to shareholders’ equity.

The aggregate maturities of long-term liabilities for each of the years in the five year period ending December 31, 2012 and thereafter are as follows (in thousands):

For the Years Ending December 31,	2023 Convertible Senior Notes	2013 Convertible Senior Notes
2008 (remaining six months) (A)	$37,503	$—
2009	—	—
2010	—	—
2011	—	—
2012	—	—
Thereafter	—	55,000

	37,503	55,000
Less: unamortized discount	(892)	—
Less: current portion	(36,611)	—

Long-term liabilities	$—	$55,000

(A)	The Company may redeem the 2023 convertible senior notes at any time on or after November 15, 2008. On November 15, 2008, November 15, 2013, and November 15, 2018, holders of the 2023 convertible senior notes will have the right to require the Company to purchase, in cash, all or any part of the notes held by such holder at a purchase price equal to 100% of the principal amount of the notes being purchased, together with accrued and unpaid interest and additional interest, if any, up to but excluding the purchase date.

Note 9 — Commitments and Contingencies

Adverse Purchase Commitments

The Company is contractually obligated to reimburse its contract manufacturers for the cost of excess inventory used in the manufacture of the Company’s products, if there is no alternative use. This liability, referred to as adverse purchase commitments, is provided for in other accrued liabilities in the accompanying Consolidated Balance Sheets. Estimates for adverse purchase commitments are derived from reports received on a quarterly basis from the Company’s contract manufacturers. Increases to this liability are charged to cost of goods sold. When and if the Company takes possession of inventory reserved for in this liability, the liability is transferred from other accrued liabilities to the excess and obsolete inventory valuation allowance. Adverse purchase commitments amounted to $2.2 million and $1.9 million at June 30, 2008 and December 31, 2007, respectively. For the six months ended June 30, 2008 and 2007, the Company recorded a net provision for adverse purchase commitments of $1.2 million and $879,000, respectively.

Guarantees and Indemnification Obligations

As permitted under Oregon law, the Company has agreements whereby it indemnifies its officers, directors and certain finance employees for certain events or occurrences while the officer, director or employee is or was serving in such capacity at the request of the Company. The term of the indemnification period is for the officer’s, director’s or employee’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. To date, the Company has not incurred any costs associated with these indemnification agreements and, as a result, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2008.

The Company enters into customary indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to the Company’s current products, as well as claims relating to property damage or personal injury resulting from the performance of services by the Company or its subcontractors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally limited. Historically, the Company’s costs to defend lawsuits or settle claims relating to such indemnity agreements have been minimal and accordingly management believes the estimated fair value of these agreements is immaterial.

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

The following is a summary of the change in the Company’s warranty liability for the six months ended June 30, 2008 and 2007 (in thousands):

	For the Six Months Ended June 30,
	2008	2007
Warranty liability balance, beginning of the period	$2,494	$2,000
Product warranty accruals	2,891	1,544
Utilization of accrual	(2,175)	(1,411)

Warranty liability balance, end of the period	$3,210	$2,133

The warranty liability balance is included in other accrued liabilities in the accompanying Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007.

Note 10 — Basic and Diluted Net Loss per Share

A reconciliation of the numerator and the denominator used to calculate basic and diluted loss per share is as follows (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Numerator — Basic
Net loss, basic	$(2,774)	$(7,324)	$(9,112)	$(12,716)

Numerator — Diluted
Net loss, basic	(2,774)	(7,324)	(9,112)	(12,716)
Interest on convertible notes, net of tax benefit (A)	—	—	—	—

Net loss, diluted	$(2,774)	$(7,324)	$(9,112)	$(12,716)

Denominator — Basic
Weighted average shares used to calculate income (loss) per share, basic	22,423	21,802	22,335	21,742

Denominator — Diluted
Weighted average shares used to calculate income (loss) per share, basic	22,423	21,802	22,335	21,742
Effect of convertible notes (A)	—	—	—	—
Effect of dilutive stock options, ESPP, and unvested restricted stock (B)	—	—	—	—

Weighted average shares used to calculate income (loss) per share, diluted	22,423	21,802	22,335	21,742

Net loss per share:
Basic	$(0.12)	$(0.34)	$(0.41)	$(0.58)

Diluted (A)	$(0.12)	$(0.34)	$(0.41)	$(0.58)

(A)	For the three and six months ended June 30, 2008 as-if converted shares associated with the 2023 and 2013 convertible senior notes were excluded from the calculation as the Company was in a loss position and their effect would be anti-dilutive. For the three and six months ended June 30, 2007, as-if converted shares associated with the 2023 convertible senior notes and the Company’s previously outstanding convertible subordinated notes were excluded from the calculation as the effect would be anti-dilutive. For the three and six months ended June 30, 2007, the total number of as-if converted shares excluded from the calculation associated with the convertible subordinated notes was 36,000. For the three and six months ended June 30, 2008, the total number of as-if converted shares associated with the 2023 convertible senior notes was 1.8 million and 2.6 million, respectively. For the three and six months ended June 30, 2007, the total number of as-if converted shares associated with the 2023 convertible senior notes was 4.2 million. For the three and six months ended June 30, 2008, the total number of as-if converted shares associated with the 2013 convertible senior notes was 4.2 and 3.2 million, respectively.

(B)	For the three and six months ended June 30, 2008, options amounting to 3.6 million shares, were excluded from the calculation as the Company was in a loss position and the effect would be anti-dilutive. For the three and six months ended June 30, 2007, options amounting to 3.5 million shares, were exclude from the calculation as the Company was in a loss position and the effect would be anti-dilutive.

Note 11 — Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2008 and 2007 differs from the statutory rate primarily due to the following:

•	Canadian scientific research and experimental development claims,

•	Federal research tax credits,

•	Impact of stock option expense under SFAS 123R,

•	Amortization of goodwill for tax purposes,

•	Discrete items related to the revaluation of certain net deferred tax assets due to changes in foreign currency exchange rates,

•	Changes in foreign tax rates and taxes on foreign income that differ from U.S. tax rate.

The expensing of stock options will create differences in book and taxable income on both a permanent and temporary basis. The Company is projecting a tax effected permanent difference of approximately $1.7 million attributable to statutory options and stock option expense related to all non U.S. employees for the year ending 2008. The annual effective tax rate impact for this permanent difference is projected to be approximately 16.3%.

The Company’s unrecognized tax benefits decreased by $18,000 during the three months ended June 30, 2008 primarily due to the decrease in certain foreign tax rates. The Company’s liability for potential interest and penalties associated with uncertain tax positions increased by $28,000 and $60,000 for the three and six months ended June 30, 2008, respectively. The cumulative potential interest and penalty balance as of June 30, 2008 was $687,000. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of examinations within the next twelve months. Unrecognized tax benefits, including accrued interest and penalties, anticipated to be recognized within the next twelve months due to the expiration of statute of limitations, amount to $350,000.

Note 12 — Stock-based Compensation

During the three months ended June 30, 2008, 91,000 stock options and 32,000 restricted stock units were issued to employees under the 2007 Stock Plan. During the six months ended June 30, 2008, 536,000 stock options and 194,000 restricted stock units were issued to employees under the 2007 Stock Plan.

For the three and six months ended June 30, 2008 and 2007, stock-based compensation was recognized and allocated as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Cost of sales	$270	$270	$514	$532
Research and development	785	712	1,597	1,314
Selling, general and administrative	1,456	1,668	2,937	3,035

Total	2,511	2,650	5,048	4,881

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

These derivatives are recognized on the balance sheet at their fair value. Unrealized gain positions are recorded as other current assets and unrealized loss positions are recorded as other current liabilities as all maturity dates are less than one year. Changes in the fair values of the outstanding derivatives that are highly effective are recorded in other comprehensive income until net income is affected by the variability of the cash flows of the hedged transaction. Changes in the fair values of the derivatives not effective as hedging instruments are recognized in earnings in the current period. Results of hedges are recorded in the expense line item being hedged, which is primarily research, development, and engineering (“R&D”), when the underlying hedged transaction affects net income (loss).

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives are expected to remain highly effective in future periods.

For the three and six months ended June 30, 2008, the Company had net foreign exchange hedge-related transaction gains of $25,000 and $67,000, respectively. As of June 30, 2008, the Company had forward contracts of $3.9 million that mature monthly over the next six months. For the three and six months ended June 30, 2008, the Company had deferred unrealized gains on outstanding derivatives recorded as other comprehensive gain of $30,000 and $8,000, respectively, (net of tax). These amounts are expected to be reclassified from other comprehensive income (loss) to other income (expense) within the next twelve months. As of June 30, 2008, the Company had no ineffective hedges because forward foreign currency contract amounts were less than the specifically identified anticipated transactions.

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

Revenues on a product and services basis are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Hardware	$94,223	$72,143	$176,203	$135,294
Software royalties and licenses	2,106	2,122	4,948	4,574
Software maintenance	803	517	1,579	753
Engineering and other services	478	748	928	1,762

Total revenues	$97,610	$75,530	$183,658	$142,383

Generally, the Company’s customers are not the end-users of its products. The Company ultimately derives its revenues from two end markets as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Communications Networking	$79,106	$55,108	$145,223	$103,942
Commercial Systems	18,504	20,422	38,435	38,441

Total revenues	$97,610	$75,530	$183,658	$142,383

Information about the Company’s geographic revenues and long-lived assets by geographical area is as follows (in thousands):

Geographic Revenues

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
United States	$26,694	$27,331	$49,728	$50,120
Other North America	1,993	1,447	4,203	3,812

North America	28,687	28,778	53,931	53,932
Europe, the Middle East and Africa (“EMEA”)	38,710	27,897	72,252	55,294
Asia Pacific	30,213	18,855	57,475	33,157

Total	$97,610	$75,530	$183,658	$142,383

Long-lived assets by Geographic Area

	June 30, 2008	December 31, 2007
Property and equipment, net
United States	$9,783	$9,459
Other North America	799	987
EMEA	145	99
Asia Pacific	1,443	688

Total	$12,170	$11,233

Goodwill
United States	$37,033	$37,033
Other North America	30,611	30,611

Total	67,644	67,644

Intangible assets, net
United States	10,857	13,684
Other North America	5,703	9,838
EMEA	11,566	15,257

Total	$28,126	$38,779

For the three and six months ended June 30, 2008 and 2007, the following two customers accounted for more than 10% of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Nokia Siemens Networks	51.7%	39.3%	47.3%	36.3%
Nortel (A)	—	12.4%	—	10.6%

(A)	For the three and six months ended June 30, 2008, sales to this customer did not represent more than 10% of the Company’s total revenues.

As of June 30, 2008 and December 31, 2007, only one customer, Nokia Siemens Networks accounted for more than 10% of accounts receivable. This customer accounted for 51.1% and 39.4% of accounts receivable as of June 30, 2008 and December 31, 2007, respectively.

Note 15 — Acquisition

On September 12, 2007, RadiSys completed its Acquisition (the “Acquisition”) of certain assets of the MCPD, including products in the Advanced Telecommunications Architecture (“ATCA”) and compact PCI lines, of Intel for $31.8 million in cash at closing. The total preliminary purchase price of the Acquisition, which consists of the cash paid at closing and the estimated direct acquisition-related expenses of $282,000, is currently estimated to be $32.0 million and has been accounted for as a business combination using the purchase method under Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). Any additional direct expenses will be recorded as additional goodwill.

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

Note 16 — Legal Proceedings

In the normal course of business, the Company may become involved in litigation. As of June 30, 2008, RadiSys had no pending litigation.

Note 17 — Subsequent Events

On August 7, 2008, the Company entered into a secured revolving line of credit agreement (the “Agreement”) with Silicon Valley Bank, as the Lender, which will replace the existing line of credit facility. The Agreement provides the Company with a two-year secured revolving credit facility of $30.0 million, which is subject to a borrowing base and secured by its accounts receivable. Borrowings under the Agreement will bear interest at the LIBOR rate, currently at 2.47%, plus 1.25%. The Company is required to make interest payments monthly. The Company is further required to pay a commitment fee equal to 0.08% of the $30.0 million maximum borrowing limit on an annual basis, and to pay quarterly in arrears, an unused facility fee in an amount equal to 0.375% per year of the unused amount of the facility. In addition, the credit facility provides sub-facilities for letters of credit and foreign exchange contracts to be issued on the Company’s behalf.

The credit facility requires that the Company make and maintain certain financial covenants, representations, warranties and other agreements that are customary in credit agreements of this type. The Agreement requires the Company to maintain a minimum current ratio (current assets divided by the sum of current liabilities less deferred revenue plus the amount of outstanding advances and letters of credit) of 1.3 through the third quarter of 2008, which rises to a ratio of 1.5 during quarterly periods thereafter. Additionally, any quarterly EBITDA (earnings before interest, taxes, depreciation, amortization, and stock based compensation, as defined in the Agreement) loss may not exceed $2.5 million in any one quarter, and quarterly EBITDA may not be negative for any two consecutive quarters for the duration of the Agreement. Further, the Company’s EBITDA may not be negative for the nine months ended September 30, 2008 and the year ended December 31, 2008. For quarterly periods beginning after January 1, 2009, the Company must maintain a positive rolling four quarter EBITDA. In addition, the Company’s capital expenditures may not exceed $12.0 million in any fiscal year.

Amounts borrowed and repaid are available for re-borrowing during the term of the facility. Outstanding amounts are due in full on the maturity date of August 6, 2010. Upon the occurrence of certain events of default specified in the Agreement, amounts due under the Agreement may be declared immediately due and payable.

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

Market Drivers

We believe there are a number of fundamental drivers for growth in the embedded solutions market, including:

•

Increasing desire by OEMs to utilize standards-based, merchant-supplied modular building blocks and platforms to develop their new systems. We believe OEMs are combining their internal development efforts with merchant-supplied building blocks and platforms, from partners like RadiSys, to deliver a larger number of more valuable new products to market faster at a lower total cost.

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

•

Increasing demand for standards-based solutions, such as ATCA, Session Initiation Protocol, IP Multimedia Subsystem (“IMS”) and Computer-on-Module Express (“COM Express”), which motivates system makers to take advantage of proven and validated standards-based products.

•

Continued emergence, growth and evolution of applications utilizing next generation technologies and standards such as long term evolution (“LTE”) and worldwide interoperability for microwave access (“WiMAX”), both of which are supported by ATCA.

Our Solutions

We provide our customers with standards-based and custom advanced embedded solutions that enable them to focus their resources and development efforts on their key areas of differentiation and allow them to provide higher value systems with a time-to-market advantage and a lower total cost.

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

Develop our offering of higher value platform solutions. Historically, the majority of our revenues have been from the sale of boards or blades. While we will continue to focus on these products, we have spent and continue spending considerable resources developing turnkey platform solutions that incorporate complete hardware systems as well as embedded software developed by us or third parties. These platforms provide an additional revenue opportunity for us, and we believe revenues from these products have the potential to generate higher average selling prices and higher gross margins than those provided from the sale of boards or blades alone.

Expand our global customer base. We continue to expand the number of customers that we work with, particularly as more customers become aware of the benefits of standards-based embedded solutions. Our global reach allows us to market our solutions to most leading system vendors in our target markets. In addition, our acquisitions of Convedia Corporation (“Convedia”) and certain assets of the MCPD business from Intel provide us access to additional customers to whom we intend to market our full product line.

Explore new partnerships and strategic acquisitions as a means to build leadership in our target markets. We continue to investigate partnerships and strategic relationships which can expand the number of solutions we offer and increase our market reach. We also continue to evaluate potential acquisition opportunities to acquire new capabilities, which can help us achieve our strategic goals. For example, in the last two years, we acquired Convedia, a closely-held vendor of IP media servers, and the Intel MCPD business which included ATCA and compact PCI product lines.

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

Overview

Promentum® ATCA Product Line — During the first half of 2008, we introduced two new products in our Promentum® ATCA product portfolio. First was the Promentum® ATCA-4310, a 10 Gigabit ATCA single-slot processor blade. We believe this product provides enhanced features for compute-intensive applications where transaction and subscriber load can increase dramatically in short intervals, such as IMS, IPTV and Wireless Control Plan based applications. The second was the Promentum® ATCA-7220 Dual OCTEON™ PLUS Packet Processing Module, the industry’s first blade to enable highest density of Gigabit Ethernet interfaces in a single slot with significantly higher processing power and bandwidth access when compared to other platforms available today.

During the second quarter of 2008, we received the 2007 Communications Solutions Product of the Year Award for the Promentum ATCA MCPBL0050 CPU blade and the Promentum ATCA 7220 CPU blade with smart front-end architecture. The Communications Solutions Product of the Year Awards recognize the most innovative products that facilitate voice, data and video communications, or combinations thereof.

Procelerant® COM Express Product Line—During the first half of 2008, we introduced two new products in our Procelerant® portfolio. First was the Procelerant® Quad-core server, the industry’s first embedded server to incorporate the latest Intel® Quad-core Xeon® processors. Intended for medical and other imaging, test and measurement, and other digital signal processing applications, the Procelerant® RMS420-5000XSL Quad-core server supports superior image processing at a higher resolution and with greater speed compared to previous embedded servers. Second was the Procelerant® CE945GM2A COM Express module that targets value-priced industrial automation, gaming and test and measurement applications. The Procelerant® CE945GM2A replaces older ETX technology at a comparable price point, enabling high-speed serial interface options such as PCI Express, Serial ATA (SATA) and gigabit ethernet.

During the second quarter of 2008, we introduced CEGM45, with the Intel® Core™ 2 Duo processor T9400 for high-performance portable implementations in medical and machine imaging, test and measurement, and communications. This product is early to market and brings lower power and increased processing capability.

Convedia® Media Server Product Line— In the second quarter of 2008, we announced the addition of continuous presence (CP) capabilities in our Convedia® media server family. More specifically, our new “continuous presence” (CP) video conferencing mode will support multiple real-time video streams within a unified multi-pane display and deliver an “immersive” video experience for desktop conferencing users. This new capability will benefit our customers who wish to add feature-rich video conferencing capabilities to their communications solutions.

In addition, in the second quarter of 2008, we announced that our Convedia® media server family now supports automatic speech recognition (ASR), or converting human speech to computer data, and text-to-speech (TTS) capabilities in multiple languages for IP contact center application developers and service providers. This new capability will not only allow our customers to accelerate the introduction of new services, but will also competitively differentiate their products in next-generation IP contact centers.

Financial Results

Total revenue was $97.6 million and $75.5 million for the three months ended June 30, 2008 and 2007, respectively. Total revenue was $183.7 million and $142.4 million for the six months ended June 30, 2008 and 2007, respectively. Backlog was approximately $49.4 million and $33.8 million at June 30, 2008 and December 31, 2007, respectively. Backlog includes all purchase orders scheduled for delivery within 12 months. The increase in revenues for the three and six months ended June 30, 2008 compared to the same periods in 2007 is primarily due to the addition of MCPD revenues, higher wireless revenues, higher next generation communications revenues from ATCA and media server products, partially offset by decreased revenues from our older products in the IP networking and messaging submarket and decreased revenues in the commercial test and measurement and medical submarkets.

Net loss was $2.8 million and $7.3 million for the three months ended June 30, 2008 and 2007, respectively. Net loss per share was $0.12 and $0.34 for the three months ended June 30, 2008 and 2007, respectively. Net loss was $9.1 million and $12.7 million for the six months ended June 30, 2008 and 2007, respectively. Net loss per share was $0.41 and $0.58 for the six months ended June 30, 2008 and 2007, respectively. The decrease in net loss from 2007 to 2008 is primarily due to increased revenues resulting from the addition of MCPD along with increased wireless and next generation communication revenues from ATCA and media server products. Gross margin increased favorably for the three and six months ended June 30, 2008 primarily due to operational improvements including lower excess and obsolete inventory charges, the absence of significant charges associated with the transition from our North Carolina manufacturer, as well as a greater amount of revenues from higher margin products. Furthermore, our operating expenses as a percent of revenues decreased 5.5 percentage points to 28.7% for the three months ended June 30, 2008 from 34.2% for the three months ended June 30, 2007. Operating expenses as a percent of revenues decreased 4.6 percentage points to 29.9% for the six months ended June 30, 2008 from 34.5% for the six months ended June 30, 2007. Operating expenses are up $2.2 million and $5.8 million for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007 primarily due to the addition of MCPD acquired operating expenses, increased MCPD intangible asset amortization, increased sales commissions and increased incentive compensation, all of which were partially offset by decreased restructuring charges.

Cash and cash equivalents and investments amounted to $115.0 million and $123.3 million at June 30, 2008 and December 31, 2007, respectively. The decrease in cash and cash equivalents and investments during the six months ended June 30, 2008, is primarily due to the repurchase of $60.9 million of our 2023 senior convertible notes offset partially by net proceeds from the issuance of our 2013 convertible senior notes of $42.3 million. The decrease is also due to a temporary impairment charge of $4.4 million recognized during the six months ended June 30, 2008 to reflect our auction rate securities (“ARS”) at fair value. These decreases were partially offset by cash provided by operating activities during the six months ended June 30, 2008 of $16.3 million.

Convertible Debt

On February 6, 2008, we offered and sold in a public offering pursuant to a shelf registration statement $55.0 million aggregate principal amount of our 2013 convertible senior notes. In connection with the issuance of the 2013 convertible senior notes, we entered into a capped call transaction with a hedge counterparty. The net proceeds from the sale of the 2013 convertible senior notes were approximately $42.3 million, after deducting underwriting discounts and commissions, estimated offering expenses and the cost of the capped call transaction.

Also during the first quarter of 2008, we repurchased $52.5 million aggregate principal amount of our 2023 convertible senior notes, with an associated discount of $1.3 million. We repurchased the notes in the open market for $51.1 million and, as a result, recorded a gain of $68,000. During the second quarter of 2008, we repurchased $10.0 million aggregate principal amount of our 2023 convertible senior notes, with an associated discount of $240,000. We repurchased the notes in the open market for $9.8 million and, as a result, recorded a loss of $31,000.

Critical Accounting Policies and Estimates

We reaffirm our critical accounting policies and use of estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no significant changes during the three and six months ended June 30, 2008 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 except as follows:

Derivatives

During the first quarter of 2008, we entered into forward foreign currency exchange contracts to reduce the impact of foreign currency exchange risks where natural hedging strategies could not be effectively employed.

We do not hold or issue derivative financial instruments for trading purposes. The purpose of our hedging activities are to reduce the risk that the eventual cash flows of the underlying assets, liabilities and firm commitments will be adversely affected by changes in exchange rates. In general, our hedging activities do not create foreign currency exchange rate risk because fluctuations in the value of the instruments used for hedging purposes are offset by fluctuations in the value of the underlying exposures being hedged. Counterparties to derivative financial instruments expose us to credit-related losses in the event of nonperformance. We do not believe there is a significant credit risk associated with our hedging activities because the counterparties are all large financial institutions with high credit ratings.

All derivatives, including foreign currency exchange contracts are recognized on the balance sheet at fair value. When specific criteria required by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) have been met, changes in the fair values of hedge contracts related to anticipated transactions are recorded in other comprehensive income (loss) rather than net income (loss) until the underlying hedged transaction affects net income. One of the criteria for this accounting treatment is that the forward foreign currency exchange contract amount should not be in excess of specifically identified anticipated transactions. By their nature, estimates of anticipated transactions may fluctuate over time and may ultimately vary from actual transactions. If anticipated transaction estimates or actual transaction amounts decrease below hedged levels, or when the timing of transactions change significantly, we would reclassify a portion of the cumulative changes in fair values of the related hedge contracts from other comprehensive income (loss) to other income (expense) during the quarter in which the changes occur.

We adopted SFAS No. 157, “Fair Value Measurements,” (SFAS 157); however the adoption did not have a material impact on the Company’s results of operations.

Revenue Recognition

During 2007, we began to defer revenue associated with sales made to distributors brought over from our acquisition of certain MCPD assets of Intel. Because of frequent sales price reductions and rapid technology obsolescence in the industry, sales made to some distributors under agreements allowing price protection and/or right of return are deferred until the distributors sell the merchandise. During the first quarter of 2008, we entered into new arrangements with our significant distributors servicing the MCPD business. For a few of these distributors, we eliminated some of the price adjustment programs. For those distributors where significant price adjustment programs remain in place, we will continue to defer revenue until the distributors sell the merchandise.

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

Results of Operations

The following table sets forth certain operating data as a percentage of revenues for the three and six months ended June 30, 2008 and 2007 (in thousands, except percentages).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales:
Cost of sales	70.9	75.2	71.6	73.4
Amortization of purchased technology	4.0	4.3	4.4	4.5

Total cost of sales	74.9	79.5	76.0	77.9

Gross margin	25.1	20.5	24.0	22.1
Research and development	13.4	15.3	14.0	15.6
Selling, general, and administrative	13.4	15.7	14.1	16.3
Intangible assets amortization	1.3	1.3	1.4	1.5
Restructuring and other charges	0.6	1.9	0.4	1.1

Loss from operations	(3.6)	(13.7)	(5.9)	(12.4)
Interest expense	(0.7)	(0.6)	(0.7)	(0.6)
Interest income	0.7	2.2	1.1	2.3
Other (expense) income, net	(0.2)	(0.1)	0.0	(0.1)

Loss before income tax benefit	(3.8)	(12.2)	(5.5)	(10.8)
Income tax benefit	(1.0)	(2.5)	(0.5)	(1.9)

Net loss	(2.8)%	(9.7)%	(5.0)%	(8.9)%

Comparison of Three and Six Months Ended June 30, 2008 and 2007

Revenues

Revenues increased by $22.1 million or 29.2%, from $75.5 million in the three months ended June 30, 2007 to $97.6 million in the three months ended June 30, 2008. Revenues increased by $41.3 million or 29.0%, from $142.4 million in the six months ended June 30, 2007 to $183.7 million in the six months ended June 30, 2008.

The increase in revenues for the three and six months ended June 30, 2008 compared to the same periods in 2007 is primarily due to increases in the communications networking market of $24.0 million and $41.3 million, respectively. These increases were slightly offset by decreased revenues in the commercial systems market of $1.9 million during the three months ended June 30, 2008. For the six months ended June 30, 2008, revenues in the commercial systems market were flat when compared to the same period in the prior year.

The following table sets forth our revenues by market (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Communications Networking	$79,106	$55,108	$23,998	$145,223	$103,942	$41,281
Commercial Systems	18,504	20,422	(1,918)	38,435	38,441	(6)

Total revenues	$97,610	$75,530	$22,080	$183,658	$142,383	$41,275

Communications Networking Market

Revenues in the communications networking market increased in the three and six months ended June 30, 2008 compared to the same periods in 2007 primarily due to the addition of MCPD revenues along with increased wireless and next generation communication revenues from ATCA and media server products. These increased revenues were partially offset by lower revenues from older products in the IP networking and messaging submarket as some of these products are approaching end of life.

Commercial Systems Market

Revenues in the commercial systems market decreased in the three months ended June 30, 2008 compared to the same period in 2007, primarily due to decreased revenues in the commercial medical market. The decreased revenues during the three months ended June 30, 2008 were due to the absence of a significant buy from one of our customers which occurred in the second quarter of 2007 along with overall softness in this market. These decreases were partially offset by increased revenues for new products associated with military applications, which are now ramping into production.

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

From a geographic perspective, for the three and six months ended June 30, 2008 compared to the same periods in 2007 the percentage of non-US revenues by delivery destination increased as a percentage of total revenues. Revenues from the EMEA and Asia Pacific regions increased by $10.8 million and $11.4 million, respectively for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007. Revenues from the EMEA and Asia Pacific regions increased by $17.0 million and $24.3 million, respectively for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. The increase in revenues in the Asia Pacific region is primarily due to the addition of MCPD revenues along with increased wireless and media server revenues. These increases were partially offset by lower test and measurement revenues. The increase in revenues from the EMEA region is primarily due to higher wireless, media server, and new MCPD revenues. These increases were partially offset by decreases in IP networking and messaging and medical revenues. For the three and six months ended June 30, 2008, revenues from North America remained flat compared to the same periods in 2007. We currently expect continued fluctuations in the percentage of revenue from each geographic region.

Gross Margin

Gross margins as a percentage of revenues were 25.1% and 20.5% for the three months ended June 30, 2008 and 2007, respectively. Gross margins as a percentage of revenues were 24.0% and 22.1% for the six months ended June 30, 2008 and 2007, respectively. The increase in gross margin as a percentage of revenues for the three and six months ended June 30, 2008 compared to the same periods in 2007 is primarily due to operational improvements including lower excess and obsolete inventory charges, the absence of charges associated with the transition from our North Carolina manufacturer, as well as a greater amount of revenues from higher margin products.

Research and Development

R&D expenses consist primarily of salary, bonuses and benefits for product development staff, and cost of design and development supplies and equipment, net of reimbursements for nonrecurring engineering services. R&D expenses increased $1.5 million, or 13.2%, from $11.5 million for the three months ended June 30, 2007 to $13.0 million for the three months ended June 30, 2008. R&D expenses increased $3.4 million, or 15.2%, from $22.3 million for the six months ended June 30, 2007 to $25.7 million for the six months ended June 30, 2008. This increase, compared to the same period in 2007, is primarily due to the addition of the MCPD business, which includes headcount and integration expenses as well as stock-based compensation expense, along with increased incentive compensation costs.

Selling, General, and Administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of salary, commissions, bonuses and benefits for sales, marketing, executive and administrative personnel, as well as professional services and costs of other general corporate activities. SG&A expenses increased by $1.3 million or 10.8%, from $11.8 million for the three months ended June 30, 2007 to $13.1 million for the three months ended June 30, 2008. SG&A expenses increased by $2.7 million or 11.6%, from $23.3 million for the six months ended June 30, 2007 to $26.0 million for the six months ended June 30, 2008. This increase, as compared to the same period in 2007, is primarily due to increased incentive compensation, including sales commission costs, associated with both new product design wins as well as improved operating results. The increase in SG&A from the same period in 2007 was further driven by the addition of the MCPD business, which includes increased headcount and integration expenses, as well as an additional stock-based compensation expense compared to the same period in 2007.

Stock-based Compensation Expense

Stock-based compensation expense consists of amortization of stock-based compensation associated with stock options, restricted shares and shares issued to employees as a result of the employee stock purchase plan (“ESPP”). Stock-based compensation expense decreased by $0.2 million or 5.0%, from $2.7 million for the three months ended June 30, 2007 to $2.5 million for the three months ended June 30, 2008. Stock-based compensation expense increased by $0.1 million or 3.4%, from $4.9 million for the six months ended June 30, 2007 to $5.0 million for the six months ended June 30, 2008.

We recognized stock-based compensation expense as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Cost of sales	$270	$270	$514	$532
Research and development	785	712	1,597	1,314
Selling, general and administrative	1,456	1,668	2,937	3,035

Total	2,511	2,650	5,048	4,881

Deferred Compensation Expense

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

We recognized deferred compensation expense as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Cost of sales	$—	$25	$—	$50
Research and development	—	160	—	320
Selling, general and administrative	—	282	—	564

Total	$—	467	$—	934

Intangible Assets Amortization

Intangible assets consist of purchased technology, patents and other identifiable intangible assets. Intangible assets amortization expense included within operating expenses was $1.3 million and $1.0 million for the three months ended June 30, 2008 and 2007, respectively. Intangible assets amortization expense included within operating expenses was $2.6 million and $2.0 million for the six months ended June 30, 2008 and 2007, respectively. Intangible assets amortization increased due to intangible assets acquired with the purchase of the MCPD business. We perform reviews for impairment of the purchased intangible assets when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Fourth Quarter 2006 Restructuring

During the fourth quarter of 2006, we initiated a restructuring plan that included the elimination of 12 positions primarily supporting our contract manufacturing operations as a result of the termination of our relationship with one of our contract manufacturers in North America. The restructuring plan also includes closing our Charlotte office, which we expect to be completed in December 2008. During the three and six months ended June 30, 2007, we incurred additional severance and other employee-related separation costs of $52,000 and $113,000 partially offset by reversals of $97,000 and $197,000 and expenditures of $30,000 and $80,000, respectively, associated with three employees that found new positions within the Company. During the three and six months ended June 30, 2008, we recorded $23,000 and $28,000 of amortization, respectively, associated with the closing of our Charlotte office.

Second Quarter 2007 Restructuring

During the three and six months ended June 30, 2007, we incurred employee-related expenses of $1.4 million associated with skill set changes for approximately 20 employees. No such charges were incurred in the three or six months ended June 30, 2008. The changes involved creating an integrated structure with the media server business along with some skill set changes in certain selling, general and administrative and engineering groups. The costs incurred in this restructuring event include employee severance and medical benefits, and associated legal costs. All restructuring activities were completed by March 31, 2008.

Second Quarter 2008 Restructuring

During the second quarter of 2008, we initiated a restructuring plan that included the elimination of 23 positions and as a result, we incurred employee-related expenses of $598,000, during the three and six months end June 30, 2008. The restructuring was primarily initiated with the intent to return our engineering spend to levels which align with targeted profitability as well as refocus our skill sets in order to promote new product growth and provide enhanced service and support to existing customers. We expect to complete all activities associated with the restructuring by March 31, 2009.

Interest Expense

Interest expense includes interest incurred on the convertible senior notes. Interest expense increased $247,000 or 57.3%, from $431,000 for the three months ended June 30, 2007 to $678,000 for the three months ended June 30, 2008. Interest expense increased $398,000 or 46.1%, from $863,000 for the six months ended June 30, 2007 to $1,261,000 for the six months ended June 30, 2008. The increase in the interest expense for the three and six months ended June 30, 2008 compared to the same periods in 2007 is due to the issuance of $55.0 million of our 2013 convertible senior notes on February 6, 2008 with an interest rate of 2.75% partially offset by the repurchase of $62.5 million of our 2023 convertible senior notes during the six months ended June 30, 2008 with an interest rate of 1.375%.

Interest Income

Interest income decreased $1.0 million, or 60.3%, from $1.6 million for the three months ended June 30, 2007 to $646,000 for the three months ended June 30, 2008. Interest income decreased $1.3 million, or 40.1%, from $3.3 million for the six months ended June 30, 2007 to $2.0 million for the six months ended June 30, 2008. Interest income decreased as a result of a lower average balance of cash, cash equivalents and investments for the three and six months ended June 30, 2008 compared to the same period in 2007 as well as a decline in the average yield on investment holdings. The decline in our average investment yield was driven primarily by lower reset interest rates associated with our ARS interest rates coupled with a shift in our investment portfolio.

Other Income (Expense), Net

Other income (expense), net, primarily includes foreign currency exchange gains and losses. Other income (expense), net, was $(146,000) and $(65,000) for the three months ended June 30, 2008 and 2007, respectively. Other income (expense), net, was $9,000 and $(121,000) for the six months ended June 30, 2008 and 2007, respectively.

Foreign currency exchange rate fluctuations resulted in a net loss of $122,000 and $56,000 for the three months ended June 30, 2008 and 2007, respectively. Foreign currency exchange rate fluctuations resulted in a net gain of $3,000 and a net loss of $71,000 for the six months ended June 30, 2008 and 2007, respectively.

In addition to foreign currency exchange rate fluctuations, other income (expense), net, for the three and six months ended June 30, 2008 included losses associated with our deferred compensation plan of $11,000 and $53,000. Other income (expense), net, for the three and six months ended June 30, 2007 included losses associated with our deferred compensation plan of $8,000 and $44,000. Also, during the three and six months ended June 30, 2008, we repurchased $10.0 million and $62.5 million aggregate principal amount of the 2023 convertible senior notes resulting in a net loss of $31,000 and a net gain $37,000, respectively.

Income Tax Benefit

We recorded tax benefits of $939,000 and $1.9 million during the three months ended June 30, 2008 and 2007, respectively. We recorded tax benefits of $961,000 and $2.7 million during the six months ended June 30, 2008 and 2007, respectively. The decrease in the effective tax rate for the six months ended June 30, 2008, from the tax rate for the year ended December 31, 2007, is primarily due to revaluation of certain net deferred tax assets caused by changes in foreign currency exchange rates and taxes on foreign income that differ from U.S. tax rate.

The Tax Relief and Health Care Act of 2006 extended the research and development tax credit through December 31, 2007. We have not recognized a tax benefit for the federal research and development tax credit in our tax provision for the three months ended June 30, 2008. If the research and development tax credit is extended through December 31, 2008, we will evaluate the tax benefit at that time.

The 2008 estimated effective tax rate is based on current tax law and current expected income and assumes that we continue to receive tax benefits associated with certain income associated with foreign jurisdictions. The tax rate may be affected by potential acquisitions, restructuring events or divestitures, the jurisdictions in which profits are determined to be earned and taxed, and the ability to realize deferred tax assets.

Liquidity and Capital Resources

The following table summarizes selected financial information as of the dates indicated and for the six months ended June 30, 2008 and 2007 and for the year ended December 31, 2007:

	June 30, 2008	December 31, 2007	June 30, 2007
	(Dollar amounts in thousands)
Cash and cash equivalents	$56,645	$50,522	$31,671
Short-term investments	$—	$72,750	$91,400
Long-term investments, net	$58,311	$—	$10,000

Cash and cash equivalents and investments	$114,956	$123,272	$133,071

Working capital	$49,381	$61,840	$162,994
Accounts receivable, net	$55,797	$70,548	$57,959
Inventories, net	$33,533	$23,101	$28,758
Accounts payable	$46,487	$49,675	$39,451
2023 convertible senior notes, net	$36,611	$97,548	$97,480
2013 convertible senior notes	$55,000	$—	—
Convertible subordinated notes	$—	$—	$2,416
Days sales outstanding (A)	52	79	70
Days to pay (B)	61	76	63
Inventory turns (C)	8.3	8.2	7.9
Inventory turns — days (D)	44	29	46
Cash cycle time — days (E)	35	32	53

(A)	Based on ending net trade receivables divided by daily revenue (quarterly revenue, annualized and divided by 365 days).

(B)	Based on ending accounts payable divided by daily cost of sales excluding amortization of purchased technology (quarterly cost of sales, annualized and divided by 365 days).

(C)	Based on quarterly cost of sales excluding amortization of purchased technology, annualized divided by ending inventory.

(D)	Based on ending inventory divided by daily cost of sales excluding amortization of purchased technology (quarterly cost of sales, annualized and divided by 365 days).

(E)	Days sales outstanding plus inventory turns - days, less days to pay.

Cash and cash equivalents increased by $6.1 million from $50.5 million at December 31, 2007 to $56.6 million at June 30, 2008. Activities impacting cash and cash equivalents are as follows:

Cash Flows

	For the Six Months Ended June 30,
	2008	2007
	(In thousands)
Cash provided by (used in) operating activities	$16,325	$(4,589)
Cash provided by investing activities	6,072	10,277
Cash (used in) provided by financing activities	(16,501)	2,232
Effects of exchange rate changes	227	17

Net increase in cash and cash equivalents	$6,123	$7,937

During the six months ended June 30, 2008 and 2007, we used $3.6 million and $2.7 million, respectively, for capital expenditures. During the six months ended June 30, 2008, capital expenditures were primarily associated with integrating the MCPD business as well as various hardware purchases made to upgrade our internal infrastructure. During the six months ended June 30, 2007, capital expenditures were primarily associated with integrating the media server business, upgrading our internal infrastructure as well as increasing manufacturing capabilities in our Hillsboro facility.

During the six months ended June 30, 2008 and 2007, we received $2.5 million, in each period, in proceeds from the issuance of common stock through our stock compensation plans.

Changes in foreign currency rates impacted beginning cash balances during the six months ended June 30, 2008 by $227,000. Due to our international operations where transactions are recorded in functional currencies other than the U.S. Dollar, the effects of changes in foreign currency exchange rates on existing cash balances during any given period results in amounts on the consolidated statements of cash flows that may not reflect the changes in the corresponding accounts on the Consolidated Balance Sheets.

As of June 30, 2008 and December 31, 2007 working capital was $49.4 million and $61.8 million, respectively. Working capital decreased by $12.4 million due primarily to the reclassification of short-term investments to long-term partially offset by the repurchase of our 2023 convertible senior notes.

Investments

Investments consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Short-term available for sale investments	$—	$72,750

Long-term available for sale investments	$58,311	$—

We currently hold investments in ARS, which are highly rated debt instruments with a long-term nominal maturity for which the interest rate is set through a “Dutch Auction” process. The majority of our ARS investments represent interests in collateralized debt obligations supported by pools of government-backed student loans with S&P AAA ratings or Moody’s Aaa ratings at the time of purchase. These investments have been classified as available-for-sale investments. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income.

Between December 31, 2007 and February 7, 2008, we sold at par value $10.0 million in ARS of the total ARS balance of $72.8 million which was held at December 31, 2007. During the first quarter of 2008, due to liquidity issues experienced in the global credit and capital markets, our remaining portfolio of ARS investments experienced multiple failed auctions as the amount of securities submitted for sale exceeded the amount of purchase orders. An auction failure, which is not a default in the underlying debt instrument, occurs when there are more sellers than buyers at a scheduled interest rate auction date and parties desiring to sell their auction rate securities are unable to do so. When an auction fails, the interest rate is adjusted according to the provisions of the associated security agreement, which may result in an interest rate that is higher than the interest rate the issuer pays in connection with successful auctions. We will not be able to liquidate the investments until a successful auction occurs, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature. Due to the uncertainty of when we will be able to liquidate the investments, we reclassified the investments to long-term assets during the first quarter of 2008 and we will continue to hold our ARS investments as such.

We considered various inputs to estimate the fair value of its ARS, including the issuer’s credit quality, maturity, probability to be called, lack of liquidity, future cash flows based on maximum rate formulas and comparable securities of the issuer, if any. As of June 30, 2008 we determined that our investments were impaired by 7.0% or $4.4 million, primarily due to the lack of liquidity. We believe declines in ARS fair values due to the lack of liquidity to be temporary as we have the ability and intent to hold these investments until they are sold or are called by the issuer at par. As such, we do not consider the impairment to be permanent and have recorded an unrealized loss of $4.4 million, gross or $2.8 million, net of tax in other comprehensive income in the shareholders’ equity section of the Consolidated Balance Sheets at June 30, 2008.

If recent uncertainties continue or markets deteriorate further and we are unable to or decide not to hold our ARS to maturity, we may incur additional or permanent impairment charges, which could negatively affect our financial condition, cash flow and reported earnings and we may need to at least partially utilize our line of credit facility to meet our liquidity needs.

Line of Credit

We currently hold a line of credit facility of $20.0 million at our investment bank. This line of credit facility has an interest rate based on the 30-day London Inter-Bank Offered Rate (“LIBOR”) plus 0.75%. The line of credit is collateralized by our non-equity investments. The market value of non-equity investments must exceed 125.0% of the borrowed facility amount. At June 30, 2008, we had a standby letter of credit outstanding related to one of its medical insurance carriers for $105,000. As of June 30, 2008 and December 31, 2007, there were no outstanding balances on the standby letter of credit or line of credit.

On August 7, 2008, we entered into the Agreement with Silicon Valley Bank, as the Lender, which will replace the existing line of credit facility. The Agreement provides us with a two-year secured revolving credit facility of $30.0 million, which is subject to a borrowing base and secured by our accounts receivable. Borrowings under the Agreement will bear interest at the LIBOR rate, currently at 2.47%, plus 1.25%. We are required to make interest payments monthly. We are further required to pay a commitment fee equal to 0.08% of the $30.0 million maximum borrowing limit on an annual basis, and to pay quarterly in arrears an unused facility fee in an amount equal to 0.375% per year of the unused amount of the facility. In addition, the credit facility provides sub-facilities for letters of credit and foreign exchange contracts to be issued on our behalf.

The credit facility requires that we make and maintain certain financial covenants, representations, warranties and other agreements that are customary in credit agreements of this type. The Agreement requires us to maintain a minimum current ratio (current assets divided by the sum of current liabilities less deferred revenue plus the amount of outstanding advances and letters of credit) of 1.3 through the third quarter of 2008, which rises to a ratio of 1.5 during quarterly periods thereafter. Additionally, any quarterly EBITDA (earnings before interest, taxes, depreciation, amortization, and stock based compensation, as defined in the Agreement) loss may not exceed $2.5 million in any one quarter, and quarterly EBITDA may not be negative for any two consecutive quarters for the duration of the Agreement. Further, our EBITDA may not be negative for the nine months ended September 30, 2008 and the year ended December 31, 2008. For quarterly periods beginning after January 1, 2009, we must maintain a positive rolling four quarter EBITDA. In addition, our capital expenditures may not exceed $12.0 million in any fiscal year.

Amounts borrowed and repaid are available for re-borrowing during the term of the facility. Outstanding amounts are due in full on the maturity date of August 6, 2010. Upon the occurrence of certain events of default specified in the Agreement, amounts due under the Agreement may be declared immediately due and payable.

2023 Convertible Senior Notes

During November 2003, we completed a private offering of $100 million aggregate principal amount of 1.375% convertible senior notes due November 15, 2023 (the “2023 convertible senior notes”) to qualified institutional buyers. The discount on the 2023 convertible senior notes amounted to $3 million.

Convertible senior notes are unsecured obligations convertible into our common stock and rank equally in right of payment with all existing and future obligations that are unsecured and unsubordinated. Interest on the 2023 convertible senior notes accrues at 1.375% per year and is payable semi-annually on May 15 and November 15. The 2023 convertible senior notes are convertible, at the option of the holder, at any time on or prior to maturity under certain circumstances, unless previously redeemed or repurchased, into shares of our common stock at a conversion price of $23.57 per share, which is equal to a conversion rate of 42.4247 shares per $1,000 principal amount of notes. The 2023 convertible senior notes are convertible if (i) the closing price of our common stock on the trading day prior to the conversion date reaches 120% or more of the conversion price of the notes on such trading date; (ii) the trading price of the notes falling below 98% of the conversion value or (iii) certain other events occur. Upon conversion, we will have the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. We may redeem all or a portion of the 2023 convertible senior notes at our option on or after November 15, 2006 but before November 15, 2008 provided that the closing price of our common stock exceeds 130% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of the notice of the provisional redemption. On or after November 15, 2008, we may redeem the 2023 convertible senior notes at any time. On November 15, 2008, November 15, 2013, and November 15, 2018, holders of the 2023 convertible senior notes will have the right to require us to purchase, in cash, all or any part of the notes held by such holder at a purchase price equal to 100% of the principal amount of the notes being purchased, together with accrued and unpaid interest and additional interest, if any, up to but excluding the purchase date. The accretion of the discount on the 2023 convertible senior notes is calculated using the effective interest method.

As of June 30, 2008 we had outstanding 2023 convertible senior notes with a face value of $37.5 million and a book value of $36.6 million, net of unamortized discount of $0.9 million. As of December 31, 2007, we had outstanding 2023 convertible senior notes with a face value of $100 million and a book value of $97.5 million, net of unamortized discount of $2.5 million. The estimated fair value of the 2023 convertible senior notes was $33.6 million and $99.8 million at June 30, 2008 and December 31, 2007, respectively.

During the first quarter of 2008, we repurchased $52.5 million aggregate principal amount of the 2023 convertible senior notes, with an associated discount of $1.3 million. We repurchased the notes in the open market for $51.1 million and, as a result, recorded a gain of $68,000.

During the second quarter of 2008, we repurchased $10.0 million aggregate principal amount of the 2023 convertible senior notes, with an associated discount of $240,000. We repurchased the notes in the open market for $9.8 million and, as a result, recorded a net loss of $31,000.

2013 Convertible Senior Notes

On February 6, 2008, we offered and sold in a public offering pursuant to the shelf registration statement $55.0 million aggregate principal amount of our 2013 convertible senior notes. Interest on the 2013 convertible senior notes is payable semi-annually, in arrears, on each August 15 and February 15, beginning on August 15, 2008, to the holders of record at the close of business on the preceding August 1 and February 1, respectively. The 2013 convertible senior notes mature on February 15, 2013. Holders of the 2013 convertible senior notes may convert their notes into a number of shares of our common stock determined as set forth in the indenture governing the notes at their option on any day to and including the business day prior to the maturity date. The 2013 convertible senior notes are initially convertible into 76.7448 shares of our common stock per $1,000 principal amount of the notes (which is equivalent to a conversion price of approximately $ 13.03 per share), subject to adjustment upon the occurrence of certain events. Upon the occurrence of a fundamental change, holders of the 2013 convertible senior notes may require us to repurchase some or all of our notes for cash at a price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any. In addition, if certain fundamental changes occur, we may be required in certain circumstances to increase the conversion rate for any 2013 convertible senior notes converted in connection with such fundamental changes by a specified number of shares of our common stock. The 2013 convertible senior notes are our general unsecured obligations and rank equal in right of payment to all of our existing and future senior indebtedness, including our 2023 convertible senior notes, and senior in right of payment to our future subordinated debt. Our obligations under the 2013 convertible senior notes are not guaranteed by, and are effectively subordinated in right of payment to all existing and future obligations of, our subsidiaries and are effectively subordinated in right of payment to our future secured indebtedness to the extent of the assets securing such debt.

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

As of June 30, 2008, we had outstanding 2013 convertible senior notes with a face value and fair value of $55.0 million and $52.4 million, respectively. The cost of the capped call transaction was approximately $10.2 million and was recorded as a charge to shareholders’ equity.

Contractual Obligations

The following summarizes our contractual obligations at June 30, 2008 and the effect of such on our liquidity and cash flows in future periods (in thousands).

	2008*	2009	2010	2011	2012	Thereafter
Future minimum lease payments	$3,228	$3,541	$3,161	$1,707	$—	$—
Purchase obligations(A)	42,477	—	—	—	—	—
Interest on convertible senior notes	1,285	2,028	2,028	2,028	2,028	6,429
2023 convertible senior notes(B)	37,503	—	—	—	—	—
2013 convertible senior notes	—	—	—	—	—	55,000

Total	$84,493	$5,569	$5,189	$3,735	$2,028	$61,429

*	Remaining six months.

(A)	Purchase obligations include agreements or purchase orders to purchase goods or services that are enforceable and legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(B)	The 2023 convertible senior notes are shown at their face value, gross of unamortized discount amounting to $0.9 million at June 30, 2008. We may redeem the 2023 convertible senior notes at any time. On November 15, 2008, November 15, 2013, and November 15, 2018, holders of the 2023 convertible senior notes will have the right to require us to purchase, in cash, all or any part of the notes held by such holders at a purchase price equal to 100% of the principal amount of the notes being purchased, together with accrued and unpaid interest and additional interest, if any, up to but excluding the purchase date.

In addition to the above, as discussed in Note 11 — Income Taxes of the Notes to the Consolidated Financial Statements, we have approximately $2.8 million associated with unrecognized tax benefits and related interest and penalties. These liabilities are primarily included as a component of “other long-term liabilities” in our Consolidated Balance Sheets as we do not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but do not believe that the ultimate settlement of our obligations will materially affect our liquidity.

Off-Balance Sheet Arrangements

We do not engage in any activity involving special purpose entities or off-balance sheet financing.

Liquidity Outlook

We believe that our current cash, cash equivalents and investments, net, amounting to $115.0 million at June 30, 2008, of which $58.3 million consisted of ARS, the cash generated from operations and our line of credit facility will satisfy our short and long-term expected working capital needs, capital expenditures, stock repurchases, other liquidity requirements associated with our existing business operations, and the repurchase of all or part of our 2023 convertible senior notes as required by the holders on November 15, 2008 even if we are required to hold our ARS until maturity. Capital expenditures are expected to range from $1.5 million to $2.0 million per quarter as we make additional R&D and IT capital investments.

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

Interest Rate Risk. We invest excess cash in debt instruments of or supported by the U.S. Government and its agencies, and those of high-quality corporate issuers. We attempt to protect and preserve our invested funds by limiting default, market, and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely affected due to a rise in interest rates while floating rate securities may produce less income than expected if interest rates decline. Due to the short duration of most of the investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair value of our investment portfolio. Additionally, the interest rate changes affect the fair market value but do not necessarily have a direct impact on our earnings or cash flows. Therefore, we would not expect our operating results or cash flows to be affected, to any significant degree, by the effect of a sudden change in market interest rates on the securities portfolio. The estimated fair value of our debt investments at June 30, 2008 and December 31, 2007 was $86.0 million and $95.1 million, respectively. The effect of an immediate 10% change in interest rates would not have a material effect on our operating results or cash flows.

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

Based on our policy, we have established a foreign currency exposure management program which uses derivative foreign exchange contracts to address nonfunctional currency exposures that are expected to be settled in one year or less. During the first quarter of 2008, in order to reduce the potentially adverse effects of foreign currency exchange rate fluctuations, we began to enter into forward exchange contracts. These hedging transactions primarily limit our exposure to changes in the U.S. Dollar/Canadian Dollar exchange rate.

Holding other variables constant, a 10% adverse fluctuation of the U.S. Dollar relative to the Canadian Dollar would result in a $332,000 loss as of June 30, 2008. Holding other variables constant, a 10% favorable fluctuation of the U.S. Dollar relative to the Canadian Dollar would result in a $444,000 gain as of June 30, 2008. We do not expect a 10% fluctuation to have any impact on our operating results as the underlying hedged transactions will move in an equal and opposite direction.

Convertible Notes. The fair value of the convertible senior notes are sensitive to interest rate changes. Interest rate changes would result in an increase or decrease in the fair value of the convertible notes due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our senior convertible notes in the open market, changes in the fair value of the senior convertible notes have no impact on our cash flows or Consolidated Financial Statements. The estimated fair value of the 2023 convertible senior notes was $33.6 million and $99.8 million at June 30, 2008 and December 31, 2007, respectively, and the estimated fair value of the 2013 convertible senior notes was $52.4 million at June 30, 2008.

Item 4.	Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

In connection with the evaluation described above, we identified no change in our internal control over financial reporting that occurred during the three months ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management excluded from its assessment of the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting, the disclosure controls and procedures and internal controls of the MCPD business which was acquired effective September 12, 2007. Management was unable to assess the effectiveness of the disclosure controls and procedures and internal control over financial reporting of the MCPD business because of the timing of the acquisition. Management expects to update its assessment of the effectiveness of the disclosure controls and procedures and internal control over financial reporting to include the MCPD business as soon as practicable but in any event, no later than in the Form 10-Q for the quarterly period ended September 30, 2008.

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

Impairment charges associated with our goodwill and other intangible assets could adversely affect our future results of operations and financial position and may cause our stock price to decline.

Under statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets deemed to have indefinite lives are not amortized but instead are subject to annual impairment tests or sooner when events or circumstances warrant such testing. As of June 30, 2008, we had goodwill of approximately $67.6 million, and intangible assets, net of accumulated amortization, of approximately $28.1 million. In accordance with the statement, we will test for impairment at least annually, and generally do so in the third quarter of each year. In addition, we will test for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Such tests may result in a determination that these assets have been impaired.

At June 30, 2008, our share price declined to $9.06 per share from $12.45 at September 30, 2007, the date of our most recent annual impairment test. This compares to a book value per share of $9.09 and $9.87 per share at June 30, 2008 and September 30, 2007, respectively. During the nine months ended June 30, 2008, the Company’s stock price has closed below its book value per share at June 30, 2008 for a limited number of trading days. Based on the limited number of trading days involved and the absence of any other discernible relevant factors, we concluded that no event had occurred and no circumstance had changed that would require an additional impairment analysis prior to the next scheduled annual impairment test. Additionally, subsequent to June 30, 2008, our stock price has risen above the per share book value.

If at any time management has determined that an impairment exists, we will be required to reflect the impaired value as a part of operating income, resulting in a reduction in earnings and a corresponding reduction in our net asset value in the period such impairment is identified. Any future impairment charges could have a material adverse effect on our financial condition, earnings and results of operations and may cause our stock price to decline.

If uncertainties in the credit and capital markets continue the market value of our investments in auction rate securities may decline leading to impairment charges which could negatively affect our financial condition, cash flow and reported earnings.

At June 30, 2008, our long-term investments were comprised of ARS, which are highly rated debt instruments with a long-term nominal maturity for which the interest rate is set through a “Dutch Auction” process. The majority of our ARS investments represent interests in collateralized debt obligations supported by pools of government-backed student loans with S&P AAA or Moody’s Aaa ratings at the time of purchase. These investments have been classified as available-for-sale investments. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income.

During the first half of 2008, due to liquidity issues experienced in the global credit and capital markets, our entire portfolio of ARS investments experienced multiple failed auctions as the amount of securities submitted for sale exceeded the amount of purchase orders. We will not be able to liquidate the investments until a successful auction occurs, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature. If recent uncertainties continue or markets deteriorate further and we are unable to or decide not to hold our ARS to maturity, we may incur additional or permanent impairment charges, which could negatively affect our financial condition, cash flow and reported earnings and we may need to at least partially utilize our line of credit facility to meet our liquidity needs.

There are a number of trends and factors affecting our markets, including economic conditions in the United States, Europe and globally, which are beyond our control. These trends and factors may result in increasing upward pressure on the costs of products and an overall reduction in demand.

There are trends and factors affecting our markets and our sources of supply that are beyond our control and may negatively affect our cost of sales. Such trends and factors include: adverse changes in the cost of raw commodities and increasing freight, energy, and labor costs in developing regions such as China. Our business strategy has been to provide customers with faster time-to-market and greater value solutions in order to help them compete in an industry that generally faces downward pricing pressure. In addition, our competitors have in the past lowered, and may again in the future lower, prices in order to increase their market share, which would ultimately reduce the price we may realize from our customers. If we are unable to realize prices that allow us to continue to compete on this basis of performance, our profit margin, market share, and overall financial condition and operating results may be materially and adversely affected.

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

At the Company’s Annual Meeting on May 28, 2008, the holders of the Company’s outstanding common stock took the actions described below. As of April 2, 2008, the record date for the Annual Meeting, 22,446,850 shares of our common stock were issued and outstanding and entitled to vote.

The shareholders elected each of C. Scott Gibson, Scott C. Grout, Ken J. Bradley, Richard J. Faubert, Dr. William W. Lattin, Kevin C. Melia, Carl W. Neun, and Lorene K. Steffes to the Company’s Board of Directors, by the votes indicated below, to serve for the ensuing year. The following table shows the vote tabulation for the shares represented at the meeting:

Nominee	Votes For	Votes Against	Votes Withheld	Broker Non-votes
C. Scott Gibson	16,630,582	—	4,403,310	—
Scott C. Grout	20,927,599	—	106,293	—
Ken J. Bradley	17,317,540	—	3,716,352	—
Richard J. Faubert	20,933,998	—	99,894	—
Dr. William W. Lattin	17,327,898	—	3,705,994	—
Kevin C. Melia	20,936,962	—	96,930	—
Carl W. Neun	20,922,319	—	111,573	—
Lorene K. Steffes	17,343,830	—	3,690,062	—

The shareholders also voted on the approval of the ratification of the Audit Committee’s appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008 as well as on the approval of the Long-Term Incentive Plan and the amendment to the RadiSys Corporation 1996 Employee Stock Purchase Plan. The following table shows the vote tabulations for the shares represented at the meeting:

Proposal	Votes For	Votes Against	Abstain	Broker Non-votes
Appointment of KPMG LLP as Independent Auditors	20,873,572	26,944	133,376	—
Approval of the Long-Term Incentive Plan	10,752,881	6,954,012	5,474	3,321,525
Approval of the Amendment to 1996 Employee Stock Purchase Plan	17,018,385	688,566	5,416	3,321,525

Item 6.	Exhibits

(a)	Exhibits

Exhibit No	Description

3.1	Second Restated Articles of Incorporation and amendments thereto. Incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC File No. 333-137060, as amended by the Articles of Amendment incorporated by reference from Exhibit 3.1 in the Company’s Current Report on Form 8-K filed on January 30, 2008.

3.2	Restated Bylaws. Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on From 10-Q, filed on May 8, 2007.

4.1	Indenture, dated February 12, 2008, by and between the Company and The Bank of New York Trust Company, N.A. Incorporated by reference from Exhibit 4.1 in the Company’s Current Report on Form 8-K, filed on February 12, 2008.

4.2	First Supplemental Indenture, dated February 12, 2008, by and between the Company and The Bank of New York Trust Company, N.A. Incorporated by reference from Exhibit 4.2 in the Company’s Current Report on Form 8-K, filed on February 12, 2008.

4.3	Form of Global Security for the 2.75% Convertible Senior Notes due 2013 (included in Exhibit 4.2).

10.3*	Loan and Security Agreement, dated August 7, 2008, between the Company and Silicon Valley Bank.

10.4*	Severance Agreement between the Company and Scott Grout.

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADISYS CORPORATION

Dated: August 8, 2008	By:	/s/ SCOTT C. GROUT
Scott C. Grout
President and Chief Executive Officer

Dated: August 8, 2008	By:	/s/ BRIAN BRONSON
Brian Bronson
Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Description

3.1	Second Restated Articles of Incorporation and amendments thereto. Incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC File No. 333-137060, as amended by the Articles of Amendment incorporated by reference from Exhibit 3.1 in the Company’s Current Report on Form 8-K filed on January 30, 2008.

3.2	Restated Bylaws. Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on From 10-Q, filed on May 8, 2007.

4.1	Indenture, dated February 12, 2008, by and between the Company and The Bank of New York Trust Company, N.A. Incorporated by reference from Exhibit 4.1 in the Company’s Current Report on Form 8-K, filed on February 12, 2008.

4.2	First Supplemental Indenture, dated February 12, 2008, by and between the Company and The Bank of New York Trust Company, N.A. Incorporated by reference from Exhibit 4.2 in the Company’s Current Report on Form 8-K, filed on February 12, 2008.

4.3	Form of Global Security for the 2.75% Convertible Senior Notes due 2013 (included in Exhibit 4.2).

10.3*	Loan and Security Agreement, dated August 7, 2008, between the Company and Silicon Valley Bank.

10.4*	Severance Agreement between the Company and Scott Grout.

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith