Form 10-Q
period 2008-09-30
RADISYS CORP
filed 2008-11-07
CIK 873044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☑

Number of shares of common stock outstanding as of November 6, 2008: 22,863,101

RADISYS CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

RADISYS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$100,258	$83,630	$283,916	$226,013
Cost of sales:
Cost of sales	69,652	60,907	201,191	165,348
Amortization of purchased technology	3,868	3,532	11,906	9,999

Total cost of sales	73,520	64,439	213,097	175,347

Gross margin	26,738	19,191	70,819	50,666
Research and development	11,896	11,775	37,593	34,084
Selling, general and administrative	12,763	11,889	38,715	35,146
Intangible assets amortization	1,302	1,078	3,907	3,124
Restructuring and other charges (reversals)	(23)	(141)	575	1,391

Income (loss) from operations	800	(5,410)	(9,971)	(23,079)
Interest expense	(672)	(416)	(1,933)	(1,279)
Interest income	605	1,690	2,555	4,946
Other income (expense), net	27	(30)	36	(151)

Income (loss) before income tax provision (benefit)	760	(4,166)	(9,313)	(19,563)
Income tax provision (benefit)	1,006	(1,720)	45	(4,401)

Net loss	$(246)	$(2,446)	$(9,358)	$(15,162)

Net loss per share:
Basic	$(0.01)	$(0.11)	$(0.42)	$(0.70)

Diluted	$(0.01)	$(0.11)	$(0.42)	$(0.70)

Weighted average shares outstanding:
Basic	22,653	21,937	22,442	21,808

Diluted	22,653	21,937	22,442	21,808

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$83,676	$50,522
Short-term investments	—	72,750
Accounts receivable, net	49,129	70,548
Other receivables	1,995	2,678
Inventories, net	31,351	23,101
Other current assets	3,674	5,299
Deferred tax assets, net	6,603	6,489

Total current assets	176,428	231,387
Property and equipment, net	11,757	11,233
Goodwill	67,644	67,644
Intangible assets, net	22,950	38,779
Long-term investments, net	56,522	—
Long-term deferred tax assets, net	42,110	40,078
Other assets	5,449	3,987

Total assets	$382,860	$393,108

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,857	$49,675
Accrued wages and bonuses	8,693	8,101
Deferred income	3,073	5,308
2023 convertible senior notes, net	36,623	97,548
Other accrued liabilities	10,890	8,915

Total current liabilities	97,136	169,547

Long-term liabilities:
2013 convertible senior notes	55,000	—
Revolving line of credit	20,000	—
Other long-term liabilities	3,260	3,585

Total long-term liabilities	78,260	3,585

Total liabilities	175,396	173,132

Shareholders’ equity:
Preferred stock - $.01 par value, 5,664 shares authorized; none issued or outstanding	—	—
Common stock - no par value, 100,000 shares authorized; 22,848 and 22,312 shares issued and outstanding at September 30, 2008 and December 31, 2007	227,918	226,873
Accumulated deficit	(20,643)	(11,285)
Accumulated other comprehensive income:
Cumulative currency translation adjustments	4,395	4,388
Unrealized loss on hedge instruments	(246)	—
Unrealized loss on available-for-sale investments	(3,960)	—

Total accumulated other comprehensive income	189	4,388

Total shareholders’ equity	207,464	219,976

Total liabilities and shareholders’ equity	$382,860	$393,108

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, unaudited)

	Common stock		Accumulated Other Comprehensive	Accumulated		Total Comprehensive
	Shares	Amount	Income	Deficit	Total	Loss (1)
Balances, December 31, 2007	22,312	$226,873	$4,388	$(11,285)	$219,976
Shares issued pursuant to benefit plans	506	4,163	—	—	4,163
Stock-based compensation associated with employee benefit plans	—	7,426	—	—	7,426
Restricted share cancellations and forfeitures for tax settlements	(44)	(390)	—	—	(390)
Vesting of restricted stock units	74	—	—	—	—
Impairment of available-for-sale investments, net of tax	—	—	(3,960)	—	(3,960)	(3,960)
Net adjustment for fair value of hedge derivatives	—	—	(246)	—	(246)	(246)
Purchase of capped call on 2013 convertible senior notes	—	(10,154)	—	—	(10,154)
Translation adjustments	—	—	7	—	7	7
Net loss for the period	—	—	—	(9,358)	(9,358)	(9,358)

Balances, September 30, 2008	22,848	$227,918	$189	$(20,643)	$207,464

Comprehensive loss for the nine months ended September 30, 2008						$(13,557)

(1)	For the three months ended September 30, 2008, total comprehensive loss amounted to $1.9 million and consisted of net loss for the period of $246,000, net losses from currency translation adjustments of $273,000, net losses from adjustments for fair value of hedge derivatives of $254,000 and an impairment of available-for-sale investments, net of tax, of $1.2 million. For the three months ended September 30, 2007, total comprehensive loss amounted to $2.2 million and consisted of net loss for the period of $2.4 million, net gains from currency translation adjustments of $240,000 and a net loss from the liquidation of a subsidiary of $32,000. For the nine months ended September 30, 2007, total comprehensive loss amounted to $14.9 million and consisted of net loss for the period of $15.2 million and net gains from translation adjustments of $284,000 and a net loss from the liquidation of a subsidiary in the amount of $32,000.

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	For the Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(9,358)	$(15,162)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,534	19,245
Inventory valuation allowance	2,872	5,179
Deferred income taxes	70	(4,976)
Gain on early extinguishment of debt	(37)	—
Stock-based compensation expense	7,426	7,425
Provisions for allowance for doubtful accounts	170	7
Other	531	111
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	21,284	(17,690)
Other receivables	683	1,478
Inventories	(11,122)	3,624
Other current assets	2,077	1,571
Accounts payable	(11,827)	3,209
Accrued wages and bonuses	608	(127)
Deferred income	(2,294)	1,614
Other accrued liabilities	1,607	475

Net cash provided by operating activities	23,224	5,983

Cash flows from investing activities:
Proceeds from the sale of auction rate securities	10,025	50,100
Purchase of auction rate securities	—	(17,850)
Capital expenditures	(4,951)	(3,759)
Acquisition of MCPD	—	(32,032)
Proceeds from the sale of property and equipment	—	3,032
Purchase of long-term assets	(280)	(106)

Net cash provided by investing activities	4,794	(615)

Cash flows from financing activities:
Financing costs	(2,539)	—
Proceeds from issuance of 2013 convertible senior notes	55,000	—
Purchase of capped call	(10,154)	—
Repurchase of 2023 convertible senior notes	(60,916)	—
Final payment of convertible subordinated notes	—	(2,416)
Payments on capital lease obligation	(101)	—
Borrowings on revolving line of credit	20,000	—
Net settlement of restricted shares	(390)	(301)
Proceeds from issuance of common stock	4,163	3,614

Net cash provided by financing activities	5,063	897

Effect of exchange rate changes on cash	73	246

Net increase in cash and cash equivalents	33,154	6,511
Cash and cash equivalents, beginning of period	50,522	23,734

Cash and cash equivalents, end of period	$83,676	$30,245

Supplemental disclosures of non-cash investing and financing activities:
Capital lease obligation	$204	$—
Unrealized loss on assets measured at fair value, net	$3,960	$—

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Significant Accounting Policies

RadiSys Corporation (the “Company” or “RadiSys”) has adhered to the accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2007 in preparing the accompanying interim consolidated financial statements. The preparation of these statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Additionally, the accompanying financial data as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

The financial information included herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for interim periods.

For the three and nine months ended September 30, 2008, there have been no significant changes to these accounting policies except for the following:

Derivatives

During 2008, the Company began to enter into forward foreign currency exchange contracts to reduce the impact of foreign currency exchange risks where natural hedging strategies could not be effectively employed.

The Company does not hold or issue derivative financial instruments for trading purposes. The purpose of the Company’s hedging activities is to reduce the risk that the eventual cash flows of the underlying assets, liabilities and firm commitments will be adversely affected by changes in exchange rates. In general, the Company’s hedging activities do not create foreign currency exchange rate risk because fluctuations in the value of the instruments used for hedging purposes are offset by fluctuations in the value of the underlying exposures being hedged. Counterparties to derivative financial instruments expose the Company to credit-related losses in the event of nonperformance. Due to the current economic issues and factors affecting the viability of financial institutions, the Company continues to the review the economic stability of the institutions with which it conducts its hedging activities. The Company does not believe there is a significant credit risk associated with its hedging activities because the counterparties are all large financial institutions with high credit ratings.

All derivatives, including foreign currency exchange contracts are recognized on the balance sheet at fair value. When specific criteria required by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) have been met, changes in the fair values of hedge contracts related to anticipated transactions are recorded in other comprehensive income (loss) rather than net income (loss) until the underlying hedged transaction affects net income. One of the criteria for this accounting treatment is that the forward foreign currency exchange contract amount should not be in excess of specifically identified anticipated transactions. By their nature, estimates of anticipated transactions may fluctuate over time and may ultimately vary from actual transactions. If anticipated transaction estimates or actual transaction amounts decrease below hedged levels, or when the timing of transactions change significantly, the Company would reclassify a portion of the cumulative changes in fair values of the related hedge contracts from other comprehensive income (loss) to other income (expense) during the quarter in which the changes occur.

The Company has adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”); however the adoption did not have a material impact on the Company’s results of operations.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard becomes effective for the Company on January 1, 2009. Earlier adoption of SFAS 161 and, separately, comparative disclosures for earlier periods at initial adoption are encouraged. SFAS 161 requires enhanced disclosures, which will be provided in the Company’s 2009 Consolidated Financial Statements.

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

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires that issuers of such instruments separately account for the liability and equity components related to convertible debt instruments in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. Early adoption is not permitted and FSP APB 14-1 becomes effective for the Company on January 1, 2009. Based on preliminary analysis, the Company has determined that the new guidance should only affect its 1.375% convertible senior notes due November 15, 2023 (the “2023 convertible senior notes”). It is expected that by the time of adoption of FSP APB 14-1 the Company’s 2023 convertible senior notes will be retired, but the Company will still be required to retrospectively apply FSP APB 14-1 in all periods presented that include the Company’s 2023 convertible senior notes. As a result of this retrospective adoption, the Company’s opening accumulated deficit balance and paid in capital balance will increase, however the Company is still assessing the magnitude.

Reclassifications

Certain reclassifications have been made to amounts in prior years to conform to current year presentation.

Note 2 — Investments

Short-term and long-term investments consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Short-term available for sale investments	$—	$72,750

Long-term available for sale investments	$56,522	$—

The Company currently holds investments in auction rate securities (“ARS”), which are highly rated debt instruments with a long-term nominal maturity for which the interest rate is set through a “Dutch Auction” process. The majority of the Company’s ARS investments represent interests in collateralized debt obligations supported by pools of government-backed student loans with S&P AAA or Moody’s Aaa ratings at the time of purchase. These investments have been classified as available-for-sale investments. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income. For the three and nine months ended September 30, 2008, there were no realized gains or losses on the sales of available-for-sale investments.

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

The Company recorded the ARS at fair value in accordance with SFAS 157. The Company considered various inputs, as defined in “Note 3 – Fair Value of Financial Instruments,” to estimate the fair value of its ARS, including the issuer’s credit quality, maturity, probability to be called, lack of liquidity, future cash flows based on maximum rate formulas and comparable securities of the issuer, if any. As of September 30, 2008, the Company determined that its investments were impaired by 9.9% or $6.2 million, primarily due to the lack of liquidity. The Company believes declines in ARS fair values due to the lack of liquidity to be temporary as it has the ability and intent to hold these investments until they are sold or are called by the issuer at par. As such, the Company does not consider the impairment to be permanent and has recorded an unrealized loss of $6.2 million gross, $4.0 million net of tax, under other comprehensive income in the shareholders’ equity section of the accompanying Consolidated Balance Sheets at September 30, 2008.

During October of 2008, the Company’s investment bank announced it had agreed to settlements with the Securities and Exchange Commission and other state regulatory agencies to restore liquidity to eligible holders of auction-rate securities. Subsequently, during the fourth quarter of 2008, the Company accepted an offer from its investment bank which gives the Company a non-transferrable right to require the bank to purchase, at par value, $62.7 million in ARS investments at any time between June 30, 2010 and June 30, 2012. The agreement allows the investment bank to purchase the ARS investments sooner than June 30, 2010, but is under no obligation to do so. If the bank has not purchased the investments by June 30, 2010, the Company plans to exercise its non-transferrable right to require the purchase at that time. In addition, under the terms of the offer, the Company is also eligible for a no net interest loan of up to 75% of the market value of its ARS until the time of purchase. Consequently, in accordance with the Company’s policy as well as the provisions of SFAS No. 115, the Company plans to transfer its ARS investments from available-for-sale to trading securities during the fourth quarter of 2008, as it plans to sell them on June 30, 2010. As such, at the time of transfer, the Company will be required to recognize in results of operations any unrealized loss, which was $4.0 million, net of tax, at September, 30, 2008. Concurrently, the Company will elect the fair value option under SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” for the non-transferrable right, upon initial recognition. In electing the fair value option, the Company will record the changes in fair value of the non-transferrable right through results of operations until it is exercised. While the Company believes the fair value of the non-transferrable right will approximate the realized loss to be recognized when its ARS are transferred to trading securities, it is still determining the full impact.

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

The following table summarizes the fair value measurements as of September 30, 2008, for the Company’s financial instruments, including its ARS (in thousands):

	Fair Value Measurements as of September 30, 2008
	September 30, 2008	Level 1	Level 2	Level 3
Cash equivalents	$48,178	$48,178	$—	$—
Long-term available-for-sale-investments	$56,522	$—	$—	$56,522
Non-qualified deferred compensation assets	$3,073	$3,073	$—	$—
Non-qualified deferred compensation liabilities	$2,507	$2,507	$—	$—

Total	$110,280	$53,758	$—	$56,522

The following table contains a rollforward of the fair value of the Company’s ARS, where fair value is determined using Level 3 inputs:

Fair Value
Balance as of December 31, 2007	$—
Fair value transferred in from Level 1 securities	62,750
Sales of ARS	(25)
Temporary impairment charge reflected as a component of other comprehensive income (A)	(6,203)

Balance as of September 30, 2008	$56,522

(A)	For the three and nine months ended September 30, 2008, the Company recognized in other comprehensive income temporary impairment charges of $1.8 and $6.2 million, respectively.

Note 4 — Accounts Receivable and Other Receivables

Accounts receivable consists of trade accounts receivable. Accounts receivable balances consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Accounts receivable, gross	$50,170	$71,432
Less: allowance for doubtful accounts	(1,041)	(884)

Accounts receivable, net	$49,129	$70,548

The Company recorded additional provisions of $13,000 and $170,000 for allowance for doubtful accounts during the three and nine months ended September 30, 2008. The Company recorded additional provisions for allowance for doubtful accounts of $40,000 and $46,000 during the three and nine months ended September 30, 2007.

As of September 30, 2008 and December 31, 2007, the balance in other receivables was $2.0 million and $2.7 million, respectively. Other receivables consisted primarily of non-trade receivables including receivables for inventory sold to the Company’s contract manufacturing partners. Sales to the Company’s contract manufacturing partners are based on terms and conditions similar to the terms offered to the Company’s regular customers. There is no revenue recorded in association with sales of non-trade receivables.

Note 5 — Inventories

Inventories consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Raw materials	$31,597	$28,752
Work-in-process	3,006	1,762
Finished goods	8,727	4,405

	43,330	34,919
Less: inventory valuation allowance	(11,979)	(11,818)

Inventories, net	$31,351	$23,101

During the three months ended September 30, 2008 and 2007, the Company recorded provisions for excess and obsolete inventory of $1.4 million and $1.5 million, respectively. During the nine months ended September 30, 2008 and 2007, the Company recorded provisions for excess and obsolete inventory of $2.9 million and $5.2 million, respectively.

Note 6 — Accrued Restructuring and Other Charges

Accrued restructuring and other charges, which is included in other accrued liabilities in the accompanying Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007, respectively, consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Fourth quarter 2006 restructuring charge	$29	$57
Second quarter 2007 restructuring charge	—	11
Second quarter 2008 restructuring charge	136	—

Total	$165	$68

The Company evaluates the adequacy of the accrued restructuring charges on a quarterly basis. The Company records certain reclassifications between categories as well as reversals to accrued restructuring charges based on the results of the evaluation. The total accrued restructuring charges for each restructuring event are not affected by reclassifications. Reversals are recorded in the period in which the Company determines that expected restructuring obligations are less than the amounts accrued.

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

The following table summarizes the changes to the second quarter 2008 restructuring costs (in thousands):

Employee Termination and Related Costs
Restructuring and other costs	$598
Expenditures	(48)

Balance accrued as of June 30, 2008	550

Expenditures	(379)
Reversals	(35)

Balance accrued as of September 30, 2008	136

Note 7 — Borrowings

On August 7, 2008, the Company entered into a secured revolving line of credit agreement (“the Agreement”) with Silicon Valley Bank, as the Lender, which has replaced its previous line of credit facility. The Agreement provides the Company with a two-year secured revolving credit facility of up to $30.0 million, which is subject to a borrowing base and secured by the Company’s accounts receivable. Borrowings under the Agreement will bear interest at either the prime rate, which was 5.0% as of September 30, 2008, or the LIBOR rate, which was 4.45% as of September 30, 2008, plus 1.25%, with either interest rate determined by the Company. The Company is required to make interest payments monthly. The Company is further required to pay a commitment fee equal to 0.08% of the $30.0 million maximum borrowing limit on an annual basis, and to pay quarterly in arrears an unused facility fee in an amount equal to 0.375% per year of the unused amount of the facility. In addition, the credit facility provides sub-facilities for letters of credit and foreign exchange contracts to be issued on the Company’s behalf.

The credit facility requires the Company to make and maintain the following financial covenants, representations, warranties and other agreements that are customary in credit agreements of this type:

•

The Company’s Current ratio (current assets divided by the sum of current liabilities less deferred income plus the amount of outstanding advances and letters of credit) must be above 1.3 through the third quarter of 2008, which rises to a ratio of 1.5 during quarterly periods thereafter.

•	Quarterly EBITDA (earnings before interest, taxes, depreciation, amortization, and stock based compensation, as defined in the Agreement) loss may not exceed $2.5 million in any one quarter

•	Quarterly EBITDA may not be negative for any two consecutive quarters for the duration of the Agreement.

•	EBITDA may not be negative for the nine months ended September 30, 2008 and the year ended December 31, 2008.

•	For quarterly periods beginning after January 1, 2009, the Company must maintain a positive rolling four quarter EBITDA.

•	Capital expenditures may not exceed $12.0 million in any fiscal year.

Amounts borrowed and repaid are available for re-borrowing during the term of the facility. Outstanding amounts are due in full on the maturity date of August 6, 2010. Upon the occurrence of certain events of default specified in the Agreement, amounts due under the Agreement may be declared immediately due and payable.

As of September 30, 2008, the Company owed $20.0 million on the line of credit, while there were no outstanding balances on the standby letter of credit. As of December 31, 2007 there were no outstanding balances on the Company’s previous line of credit or letters of credit issued on its behalf.

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

As of September 30, 2008 and December 31, 2007, the Company had outstanding 2023 convertible senior notes with a face value of $37.5 million and $100 million, and a book value of $36.6 million and $97.5 million, net of unamortized discount of $880,000 and $2.5 million, respectively. Amortization of the discount on the 2023 convertible senior notes was $12,000 and $34,000 for the three months ended September 30, 2008 and 2007, respectively. Amortization of the discount on the 2023 convertible senior notes was $57,000 and $101,000 for the nine months ended September 30, 2008 and 2007, respectively. The estimated fair value of the convertible senior notes was $33.4 million and $99.8 million at September 30, 2008 and December 31, 2007, respectively.

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

On November 15, 2008, November 15, 2013, and November 15, 2018, holders of the 2023 convertible senior notes will have the right to require the Company to purchase, in cash, all or any part of the notes held by such holder at a purchase price equal to 100% of the principal amount of the notes being purchased, together with accrued and unpaid interest and additional interest, if any, up to but excluding the purchase date. If required, the Company has sufficient cash to repurchase its 2023 convertible senior notes on November 15, 2008 and anticipates incurring a loss of up to approximately $871,000 related to the write-off of the associated unamortized discount.

2013 Convertible Senior Notes

On February 6, 2008, the Company offered and sold in a public offering pursuant to the shelf registration statement $55.0 million aggregate principal amount of 2.75% convertible senior notes due 2013 (the “2013 convertible senior notes”). Interest on the 2013 convertible senior notes is payable semi-annually, in arrears, on each August 15 and February 15, beginning on August 15, 2008, to the holders of record at the close of business on the preceding August 1 and February 1, respectively. The 2013 convertible senior notes mature on February 15, 2013. Holders of the 2013 convertible senior notes may convert their notes into a number of shares of the Company’s common stock determined as set forth in the indenture governing the notes at their option on any day to and including the business day prior to the maturity date. The 2013 convertible senior notes are initially convertible into 76.7448 shares of the Company’s common stock per $1,000 principal amount of the notes (which is equivalent to a conversion price of approximately $13.03 per share), subject to adjustment upon the occurrence of certain events. Upon the occurrence of a fundamental change, holders of the 2013 convertible senior notes may require the Company to repurchase some or all of their notes for cash at a price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any. In addition, if certain fundamental changes occur, the Company may be required in certain circumstances to increase the conversion rate for any 2013 convertible senior notes converted in connection with such fundamental changes by a specified number of shares of the Company’s common stock. The 2013 convertible senior notes are the Company’s general unsecured obligations and rank equal in right of payment to all of its existing and future senior indebtedness, including the Company’s 2023 convertible senior notes, and senior in right of payment to the Company’s future subordinated debt. The Company’s obligations under the 2013 convertible senior notes are not guaranteed by, and are effectively subordinated in right of payment to all existing and future obligations of its subsidiaries and are effectively subordinated in right of payment to its future secured indebtedness to the extent of the assets securing such debt.

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

As of September 30, 2008, the Company had outstanding 2013 convertible senior notes with a face value and fair value of $55.0 million and $45.3 million, respectively. The cost of the capped call transaction was approximately $10.2 million and was recorded as a charge to shareholders’ equity.

The aggregate maturities of long-term liabilities for each of the years in the five year period ending December 31, 2012 and thereafter are as follows (in thousands):

For the Years Ending December 31,	2023 Convertible Senior Notes	2013 Convertible Senior Notes
2008 (remaining three months) (A)	$37,503	$—
2009	—	—
2010	—	—
2011	—	—
2012	—	—
Thereafter	—	55,000

	37,503	55,000
Less: unamortized discount	(880)	—
Less: current portion	(36,623)	—

Long-term liabilities	$—	$55,000

(A)	The Company may redeem the 2023 convertible senior notes at any time on or after November 15, 2008. On November 15, 2008, November 15, 2013, and November 15, 2018, holders of the 2023 convertible senior notes will have the right to require the Company to purchase, in cash, all or any part of the notes held by such holder at a purchase price equal to 100% of the principal amount of the notes being purchased, together with accrued and unpaid interest and additional interest, if any, up to but excluding the purchase date.

Note 9 — Commitments and Contingencies

Adverse Purchase Commitments

The Company is contractually obligated to reimburse its contract manufacturers for the cost of excess inventory used in the manufacture of the Company’s products, if there is no alternative use. This liability, referred to as adverse purchase commitments, is provided for in other accrued liabilities in the accompanying Consolidated Balance Sheets. Estimates for adverse purchase commitments are derived from reports received on a quarterly basis from the Company’s contract manufacturers. Increases to this liability are charged to cost of goods sold. When and if the Company takes possession of inventory reserved for in this liability, the liability is transferred from other accrued liabilities to the excess and obsolete inventory valuation allowance. Adverse purchase commitments amounted to $1.7 million and $1.9 million at September 30, 2008 and December 31, 2007, respectively. For the three months ended September 30, 2008 and 2007, the Company recorded a net provision for adverse purchase commitments of $179,000 and $148,000, respectively. For the nine months ended September 30, 2008 and 2007, the Company recorded a net provision for adverse purchase commitments of $1.4 million and $1.0 million, respectively.

Guarantees and Indemnification Obligations

As permitted under Oregon law, the Company has agreements whereby it indemnifies its officers, directors and certain finance employees for certain events or occurrences while the officer, director or employee is or was serving in such capacity at the request of the Company. The term of the indemnification period is for the officer’s, director’s or employee’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. To date, the Company has not incurred any costs associated with these indemnification agreements and, as a result, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2008.

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

The following is a summary of the change in the Company’s warranty liability for the nine months ended September 30, 2008 and 2007 (in thousands):

	For the Nine Months Ended September 30,
	2008	2007
Warranty liability balance, beginning of the period	$2,494	$2,000
Product warranty accruals	4,269	2,368
Utilization of accrual	(3,490)	(2,465)

Warranty liability balance, end of the period	$3,273	$1,903

The warranty liability balance is included in other accrued liabilities in the accompanying Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007, and amounted to $3.3 million and $2.5 million, respectively.

Note 10 — Basic and Diluted Net Loss per Share

A reconciliation of the numerator and the denominator used to calculate basic and diluted loss per share is as follows (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator — Basic
Net loss, basic	$(246)	$(2,446)	$(9,358)	$(15,162)

Numerator — Diluted
Net loss, basic	(246)	(2,446)	(9,358)	(15,162)
Interest on convertible notes, net of tax benefit (A)	—	—	—	—

Net loss, diluted	$(246)	$(2,446)	$(9,358)	$(15,162)

Denominator — Basic
Weighted average shares used to calculate loss per share, basic	22,653	21,937	22,442	21,808

Denominator — Diluted
Weighted average shares used to calculate income loss per share, basic	22,653	21,937	22,442	21,808
Effect of convertible notes (A), (B)	—	—	—	—
Effect of dilutive stock options, ESPP, and unvested restricted stock (C)	—	—	—	—

Weighted average shares used to calculate loss per share, diluted	22,653	21,937	22,442	21,808

Net loss per share:
Basic	$(0.01)	$(0.11)	$(0.42)	$(0.70)

Diluted (A)	$(0.01)	$(0.11)	$(0.42)	$(0.70)

(A)	For the three and nine months ended September 30, 2008 as-if converted shares associated with the 2023 and 2013 convertible senior notes were excluded from the calculation as the Company was in a loss position and their effect would have been anti-dilutive. For the three and nine months ended September 30, 2007, as-if converted shares associated with the 2023 convertible senior notes and the Company’s previously outstanding convertible subordinated notes were excluded from the calculation as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2008, the total number of as-if converted shares associated with the 2023 convertible senior notes was 1.6 million and 2.3 million, respectively. For the three and nine months ended September 30, 2007, the total number of as-if converted shares associated with the 2023 convertible senior notes was 4.2 million. For the three and nine months ended September 30, 2008, the total number of as-if converted shares associated with the 2013 convertible senior notes was 4.2 and 3.5 million, respectively.

(B)	For the three and nine months ended September 30, 2008, options amounting to 3.5 million shares, were excluded from the calculation as the Company was in a loss position and their effect would have been anti-dilutive. For the three and nine months ended September 30, 2007, options amounting to 3.3 million shares, were excluded from the calculation as the Company was in a loss position and their effect would have been anti-dilutive.

Note 11 — Income Taxes

The Company’s effective tax rate for the three months ended September 30, 2008 and 2007 differs from the statutory rate primarily due to the following:

•	Discrete items related to the revaluation of certain net deferred tax assets due to changes in foreign currency exchange rates,

•	Changes in foreign tax rates and taxes on foreign income that differ from U.S. tax rate.

•	Impact of stock option expense under SFAS 123R,

•	Canadian scientific research and experimental development claims,

•	Federal research tax credits, and

•	Amortization of goodwill for tax purposes,

The expensing of stock options will create differences in book and taxable income on both a permanent and temporary basis. The Company is projecting a tax effected permanent difference of approximately $1.8 million attributable to statutory options and stock option expense related to all non U.S. employees for the year ending 2008. The annual effective tax rate impact for this permanent difference is projected to be approximately 15.1%.

The Company’s unrecognized tax benefits decreased by $136,000 during the three months ended September 30, 2008 primarily due to a German tax audit and the change in certain foreign currency rates. The Company’s liability for potential interest and penalties associated with uncertain tax positions increased by $21,000 and $81,000 for the three and nine months ended September 30, 2008, respectively. The cumulative potential interest and penalty balance as of September 30, 2008 was $707,000. The Company does not anticipate that total unrecognized tax benefits that include accrued interest and penalties will significantly change due to the settlement of examinations or the expiration of the statute of limitations within the next twelve months.

Note 12 — Stock-based Compensation

During the three months ended September 30, 2008, 15,000 stock options and 4,000 restricted stock units were issued to employees under the 2007 Stock Plan. During the nine months ended September 30, 2008, 551,000 stock options and 198,000 restricted stock units were issued to employees under the 2007 Stock Plan.

For the three and nine months ended September 30, 2008 and 2007, stock-based compensation was recognized and allocated as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of sales	$254	$195	$768	$727
Research and development	746	716	2,343	2,030
Selling, general and administrative	1,378	1,633	4,315	4,668

Total	2,378	2,544	7,426	7,425

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

These derivatives are recognized on the balance sheet at their fair value. Unrealized gain positions are recorded as other current assets and unrealized loss positions are recorded as other current liabilities as all maturity dates are less than one year. Changes in the fair values of the outstanding derivatives that are highly effective are recorded in other comprehensive income until net income is affected by the variability of the cash flows of the hedged transaction. Changes in the fair values of the derivatives not effective as hedging instruments are recognized in earnings in the current period. Results of hedges are recorded in the expense line item being hedged, which is primarily research, development and engineering (“R&D”), when the underlying hedged transaction affects net income (loss).

The Company evaluates, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives are expected to remain highly effective in future periods.

For the three and nine months ended September 30, 2008, the Company had a net foreign exchange hedge-related transaction loss of $23,000 and a gain of $44,000, respectively. As of September 30, 2008, the Company had forward contracts of $8.4 million that mature monthly over the next fourteen months. For the three and nine months ended September 30, 2008, the Company had recorded as other comprehensive income, unrealized losses of $254,000 and $246,000 (net of tax), respectively, on outstanding derivatives. The majority of these amounts are expected to be reclassified from other comprehensive (loss) income to other (expense) income within the next twelve months. As of September 30, 2008, the Company had no ineffective hedges because forward foreign currency contract amounts were less than the specifically identified anticipated transactions being hedged.

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

Revenues on a product and services basis are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Hardware	$95,862	$79,513	$272,064	$214,807
Software royalties and licenses	2,485	1,937	7,433	6,511
Software maintenance	1,004	1,307	2,583	2,060
Engineering and other services	907	873	1,836	2,635

Total revenues	$100,258	$83,630	$283,916	$226,013

Generally, the Company’s customers are not the end-users of its products. The Company ultimately derives its revenues from two end markets as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Communications Networking	$78,321	$64,134	$223,544	$168,076
Commercial Systems	21,937	19,496	60,372	57,937

Total revenues	$100,258	$83,630	$283,916	$226,013

Information about the Company’s geographic revenues and long-lived assets by geographical area is as follows (in thousands):

Geographic Revenues

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
United States	$31,487	$20,350	$81,215	$70,470
Other North America	1,653	3,024	5,856	6,836

North America	33,140	23,374	87,071	77,306
Europe, the Middle East and Africa (“EMEA”)	37,274	36,385	109,526	91,679
Asia Pacific	29,844	23,871	87,319	57,028

Total	$100,258	$83,630	$283,916	$226,013

Long-lived assets by Geographic Area

	September 30, 2008	December 31, 2007
Property and equipment, net
United States	$9,434	$9,459
Other North America	790	987
EMEA	77	99
Asia Pacific	1,456	688

Total	$11,757	$11,233

Goodwill
United States	$37,033	$37,033
Other North America	30,611	30,611

Total	67,644	67,644

Intangible assets, net
United States	9,546	13,684
Other North America	3,684	9,838
EMEA	9,720	15,257

Total	$22,950	$38,779

For the three and nine months ended September 30, 2008 and 2007, the following customer accounted for more than 10% of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Nokia Siemens Networks	38.4%	52.0%	43.2%	42.1%

As of September 30, 2008 and December 31, 2007, only one customer, Nokia Siemens Networks accounted for more than 10% of accounts receivable. This customer accounted for 38.0% and 39.4% of accounts receivable as of September 30, 2008 and December 31, 2007, respectively.

Note 15 — Legal Proceedings

In the normal course of business, the Company may become involved in litigation. As of September 30, 2008, RadiSys had no pending litigation.

Note 16 — Subsequent Events

During the fourth quarter of 2008, the Company accepted an offer from its investment bank, UBS, which gives the Company a non-transferrable right to require the bank to purchase, at par value, $62.7 million in ARS investments between June 30, 2010 and June 30, 2012. Refer to Note 2 – Investments for further detail regarding the non-transferrable right.

During the fourth quarter of 2008, the Company repurchased $5.0 million aggregate principal amount of the 2013 convertible senior notes, with an associated discount of $196,000. The Company repurchased the notes in the open market for $3.1 million and, as a result, will record a net gain of $1.7 million.

On October 15th, 2008, the Company notified holders of the 2023 convertible senior notes of their right to require the Company to repurchase the notes on November 15, 2008 at a purchase price equal to 100% of the principal amount of the notes being purchased together with accrued and unpaid interest and additional interest, if any, up to but excluding the purchase date. The Company expects that all or substantially all of the holders will exercise this right. If required, the Company has sufficient cash to repurchase its 2023 convertible senior notes on November 15, 2008 and anticipates incurring a loss of up to approximately $871,000 related to the write-off of the associated unamortized discount. Refer to Note 8 – Convertible Debt.

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

During the third quarter of 2008, we announced two new application ready platforms. The first is the SYS-6016 platform, which is a fully integrated high-capacity 16-slot solution that provides the maximum number of billable application slots in an ATCA carrier-grade platform, and delivers industry-leading 10-Gigabit switching, packet processing, and media processing capabilities. The second is the SYS-6002, which is a low-profile 2-slot integrated platform that provides a compact cost-effective solution ideally suited for an array of specialized appliances such as sophisticated security and traffic handling applications. The SYS-6016 increases payload capacity for maximum subscriber density while the SYS-6002 addresses lower-density subscriber areas. In addition, RadiSys launched a lab for use by global ecosystem partners and customers so that they may remotely perform validation, testing, and demonstrations of their unique solutions on our ATCA systems.

Procelerant™ COM Express Product Line—During the first half of 2008, we introduced two new products in our Procelerant™ portfolio. First was the Procelerant™ Quad-core server, the industry’s first embedded server to incorporate the latest Intel® Quad-core Xeon® processors. Intended for medical and other imaging, test and measurement, and other digital signal processing applications, the Procelerant™ RMS420-5000XSL Quad-core server supports superior image processing at a higher resolution and with greater speed compared to previous embedded servers. Second was the Procelerant™ CE945GM2A COM Express module that targets value-priced industrial automation, gaming and test and measurement applications. The Procelerant™ CE945GM2A replaces older ETX technology at a comparable price point, enabling high-speed serial interface options such as PCI Express, Serial ATA (SATA) and gigabit ethernet.

During the second quarter of 2008, we introduced CEGM45, with the Intel® Core™ 2 Duo processor T9400 for high-performance portable implementations in medical and machine imaging, test and measurement, and communications. This product is early to market and brings lower power and increased processing capability.

During the third quarter of 2008, we announced the availability of four new COM Express modules all powered by Intel Core 2 Duo Processor technology and the Mobile Intel GS45/GM45 Express chipsets. The new compact COMs are ideal for developers designing portable devices for such applications as medical and machine imaging that mandate processing performance, large file transfers, high-throughput communications and low power.

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

During the third quarter of 2008, we announced a rich feature set targeted to the contact center market with the RadiSys market-leading IP media server platform. The Convedia product family has real-time audio, video, and new embedded fax media processing capabilities that provide a common, feature-rich platform that fulfills next-generation contact center business requirements.

Financial Results

Total revenue was $100.3 million and $83.6 million for the three months ended September 30, 2008 and 2007, respectively. Total revenue was $283.9 million and $226.0 million for the nine months ended September 30, 2008 and 2007, respectively. Backlog was approximately $41.2 million and $33.8 million at September 30, 2008 and December 31, 2007, respectively. Backlog includes all purchase orders scheduled for delivery within 12 months. The increase in revenues for the three and nine months ended September 30, 2008 compared to the same periods in 2007 is primarily due to increases in next-generation communications revenue, which includes ATCA and media server products. In addition, increased medical and other commercial market sales attributed to the growth over the prior year.

Net loss was $246,000 and $2.4 million for the three months ended September 30, 2008 and 2007, respectively. Net loss per share was $0.01 and $0.11 for the three months ended September 30, 2008 and 2007, respectively. Net loss was $9.4 million and $15.2 million for the nine months ended September 30, 2008 and 2007, respectively. Net loss per share was $0.42 and $0.70 for the nine months ended September 30, 2008 and 2007, respectively. The decrease in net loss from 2007 to 2008 is primarily due to increased revenues from next-generation communication products, including ATCA and media server products, as well as increased revenues from medical and other commercial market sales. Gross margin increased favorably for the three and nine months ended September 30, 2008 primarily due to an increased mix of revenues from higher margin next generation communication products. Gross margin for the nine months was also favorably impacted by operational improvements leading to lower excess and obsolete charges as well as increased leverage of fixed costs as volumes have increased. In addition, gross margin improved favorably due to the absence of significant charges associated with the transition from our North Carolina manufacturer, which occurred in 2007. These increases were slightly offset by increased warranty charges and amortization of intangible assets.

Cash and cash equivalents and investments amounted to $140.2 million and $123.3 million at September 30, 2008 and December 31, 2007, respectively. The increase in cash and cash equivalents and investments during the nine months ended September 30, 2008 is primarily due to net proceeds from the issuance of our 2013 convertible senior notes of $42.3 million, cash provided by operating activities of $23.2 million and a borrowing on our new line of credit in the amount of $20.0 million. These increases have been offset by the purchase of $60.9 million of our 2023 senior convertible notes along with a temporary impairment charge of $6.2 million recognized during the nine months ended September 30, 2008 to record our auction rate securities (“ARS”) at fair value.

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

On October 15, 2008, we notified holders of the 2023 convertible senior notes of their right to require us to repurchase the notes on November 15, 2008 at a purchase price equal to 100% of the principal amount of the notes being purchased together with accrued and unpaid interest and additional interest, if any, up to but excluding the purchase date. We expect that all or substantially all of the holders will exercise this right. If required, we have sufficient cash to repurchase our 2023 convertible senior notes on November 15, 2008 and anticipate incurring a loss of up to approximately $871,000 related to the write-off of the associated unamortized discount.

Critical Accounting Policies and Estimates

We reaffirm our critical accounting policies and use of estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no significant changes during the three and nine months ended September 30, 2008 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 except as follows:

Derivatives

During 2008 we began to enter into forward foreign currency exchange contracts to reduce the impact of foreign currency exchange risks where natural hedging strategies could not be effectively employed.

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

All derivatives, including foreign currency exchange contracts are recognized on the balance sheet at fair value. When specific criteria required by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) have been met, changes in the fair values of hedge contracts related to anticipated transactions are recorded in other comprehensive income (loss) rather than net income (loss) until the underlying hedged transaction affects net income. One of the criteria for this accounting treatment is that the forward foreign currency exchange contract amount should not be in excess of specifically identified anticipated transactions. By their nature, estimates of anticipated transactions may fluctuate over time and may ultimately vary from actual transactions. If anticipated transaction estimates or actual transaction amounts decrease below hedged levels, or when the timing of transactions change significantly, we would reclassify a portion of the cumulative changes in fair values of the related hedge contracts from other comprehensive income (loss) to other income (expense) during the quarter in which the changes occur.

We adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”); however the adoption did not have a material impact on our results of operations.

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

Our revenue reporting for these distributors is highly dependent on receiving pertinent and accurate data from our distributors in a timely fashion. Distributors provide us periodic data regarding the product, price, quantity, and end customer when products are resold as well as the quantities of our products they still have in stock. We must use estimates and apply judgments to reconcile distributors’ reported inventories to their activities. Any error in our judgment could lead to inaccurate reporting of our revenues, deferred income on sales to distributors, and net income.

Our ATCA products include software that is considered more then incidental and therefore we account for ATCA revenue under AICPA Statement of Positions 97-2, Software Revenue Recognition. Our ATCA arrangements generally include multiple elements such as hardware, technical support services as well as specified software upgrades or enhancements. During the third quarter of 2008 we recognized approximately $7.2 million in ATCA revenue that had been billed in previous quarters. This revenue was deferred as of the second quarter as we had not met all revenue recognition criteria and was recognized when these criteria were met in the third quarter. The execution of technical support agreements as well as the delivery of specified upgrades or enhancements during the third quarter of 2008 allowed us to recognize revenue.

Results of Operations

The following table sets forth certain operating data as a percentage of revenues for the three and nine months ended September 30, 2008 and 2007 (in thousands, except percentages).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%%	100.0%
Cost of sales:
Cost of sales	69.5	72.9	70.9	73.2
Amortization of purchased technology	3.8	4.2	4.2	4.4

Total cost of sales	73.3	77.1	75.1	77.6

Gross margin	26.7	22.9	24.9	22.4
Research and development	11.9	14.1	13.2	15.1
Selling, general, and administrative	12.7	14.2	13.6	15.5
Intangible assets amortization	1.3	1.3	1.4	1.4
Restructuring and other charges	0.0	(0.2)	0.2	0.6

Income (loss) from operations	0.8	(6.5)	(3.5)	(10.2)
Interest expense	(0.7)	(0.5)	(0.7)	(0.6)
Interest income	0.7	2.0	0.9	2.2
Other income (expense) income, net	0.0	(0.0)	0.0	(0.1)

Income (loss) before income tax benefit	0.8	(5.0)	(3.3)	(8.7)
Income tax provision (benefit)	1.0	(2.1)	(0.0)	(2.0)

Net loss	(0.2)%	(2.9)%	(3.3)%	(6.7)%

Comparison of Three and Nine Months Ended September 30, 2008 and 2007

Revenues

Revenues increased by $16.7 million or 19.9%, from $83.6 million in the three months ended September 30, 2007 to $100.3 million in the three months ended September 30, 2008. Revenues increased by $57.9 million or 25.6%, from $226.0 million in the nine months ended September 30, 2007 to $283.9 million in the nine months ended September 30, 2008.

The increase in revenues for the three and nine months ended September 30, 2008 compared to the same periods in 2007 is primarily due to increases in the communications networking market of $14.2 million and $55.5 million, respectively, along with increases in the commercial systems market of $2.4 million for the three and nine months ended September 30, 2008.

The following table sets forth our revenues by market (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Wireless	$38,011	$42,953	$(4,942)	$117,107	$94,689	$22,418
IP Networking and Messaging	13,065	15,879	(2,814)	38,843	55,382	(16,539)
Other Communications Networking	27,245	5,302	21,943	67,594	18,005	49,589

Total Communications Networking	$78,321	$64,134	$14,187	$223,544	$168,076	$55,468

Medical	$8,418	$7,574	$844	$21,908	$25,389	$(3,481)
Other Commercial Systems	13,519	11,922	1,597	38,464	32,548	5,916

Total Commercial	$21,937	$19,496	$2,441	$60,372	$57,937	$2,435

Total Company	$100,258	$83,630	$16,628	$283,916	$226,013	$57,903

Communications Networking Market

Revenues in the communications networking market increased in the three and nine months ended September 30, 2008 compared to the same periods in 2007 primarily due to increases in next generation communication revenues, which include the realization of a full three and nine months, respectively, of the acquired Intel MCPD revenues as well increases in revenues from organic ATCA and media server products. In addition, increases in MCPD and ATCA revenues were driven by the recognition of revenue which was previously deferred. The majority of these sales occurred in the second quarter of 2008. Offsetting the increases seen in the three months ended September 30, 2008, were decreased wireless revenues driven by timing of end customer deployments programs, which were especially strong for the same period in 2007. For the nine months ended September 30, 2008, wireless revenues increased due to increased market share as compared to the same period in 2007. Further offsetting these increases, were decreased revenues from legacy enterprise products in the IP networking and messaging submarket, as various legacy enterprise products approach end of life.

Commercial Systems Market

Revenues in the commercial systems market increased in the three months ended September 30, 2008 compared to the same period in 2007, primarily due to increased revenues in the other commercial and medical markets. The increased revenues during the three months ended September 30, 2008 were driven by increased demand in the commercial medical market along with increased revenues for new products associated with military applications. For the nine months ended September 30, 2008, revenues in the commercial systems market increased due to consistent increases in the other commercial market for new products associated with military and industrial applications. This increase was slightly offset by the absence of a significant last time buy which occurred during the same periods in 2007, coupled with decreased revenues from medical products due to slower demand experienced in the second quarter of 2008.

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

Revenue by Geography

From a geographic perspective, for the three and nine months ended September 30, 2008 compared to the same periods in 2007 the percentage of non-US revenues by delivery destination increased as a percentage of total revenues. Revenues from the EMEA and Asia Pacific regions increased by $0.9 million and $6.0 million, respectively for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007. Revenues from the EMEA and Asia Pacific regions increased by $17.8 million and $30.3 million, respectively for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. The increase in revenues in the Asia Pacific region is primarily due to the addition of MCPD revenues along with increases in revenues from media server and ATCA products. The increase in revenues from the EMEA region is primarily due to higher organic ATCA revenues from wireless, IP networking and messaging, other products and MCPD revenues, all of which were partially offset by decreases in revenues from our legacy enterprise products. For the three and nine months ended September 30, 2008, revenues from North America increased $9.8 million compared to the same periods in 2007 primarily driven by increased MCPD and organic ATCA revenues. We currently expect continued fluctuations in the percentage of revenue from each geographic region.

Gross Margin

Gross margins as a percentage of revenues were 26.7% and 22.9% for the three months ended September 30, 2008 and 2007, respectively. Gross margins as a percentage of revenues were 24.9% and 22.4% for the nine months ended September 30, 2008 and 2007, respectively. The increase in gross margin as a percentage of revenues for the three and nine months ended September 30, 2008 compared to the same periods in 2007 is primarily due to increased sales of higher margin next generation products. Gross margin for the nine months ended September 30, 2008, was also favorably impacted by operational improvements leading to lower excess and obsolete charges as well as increased leverage of fixed costs as volumes have increased. In addition, gross margin improved favorably due to the absence of significant charges associated with the transition from our North Carolina manufacturer, which occurred in 2007. Further improvements were driven by favorable variances realized in the allocation of fixed charges. These increases were slightly offset by increased warranty charges and amortization of intangible assets.

Research and Development

R&D expenses consist primarily of salary, bonuses and benefits for product development staff, and cost of design and development supplies and equipment, net of reimbursements for nonrecurring engineering services. R&D expenses increased $121,000, or 1.0%, from $11.8 million for the three months ended September 30, 2007 to $11.9 million for the three months ended September 30, 2008. R&D expenses increased $3.5 million, or 10.3%, from $34.1 million for the nine months ended September 30,

2007 to $37.6 million for the nine months ended September 30, 2008. This increase, compared to the same period in 2007, is primarily due to the addition of the MCPD business, which includes headcount and integration expenses as well as stock-based compensation expense and increased incentive compensation costs. These increases were partially offset by decreased compensation costs resulting from the restructuring activities undertaken by us in the second quarter of 2008.

Selling, General, and Administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of salary, commissions, bonuses and benefits for sales, marketing, executive and administrative personnel, as well as professional services and costs of other general corporate activities. SG&A expenses increased by $0.9 million or 7.4%, from $11.9 million for the three months ended September 30, 2007 to $12.8 million for the three months ended September 30, 2008. SG&A expenses increased by $3.6 million or 10.2%, from $35.1 million for the nine months ended September 30, 2007 to $38.7 million for the nine months ended September 30, 2008. This increase, as compared to the same period in 2007, is primarily due to increased incentive compensation and sales commission costs, including direct representative costs. These increases in costs are primarily the result of increased revenue, new product design wins and improved operating results. The increase in SG&A from the same period in 2007 was further driven by the purchase of the MCPD business.

Stock-based Compensation Expense

Stock-based compensation expense consists of amortization of stock-based compensation associated with stock options, restricted shares and shares issued to employees as a result of the employee stock purchase plan (“ESPP”). Stock-based compensation expense decreased by $166,000 or 0.7%, from $2.5 million for the three months ended September 30, 2007 to $2.4 million for the three months ended September 30, 2008. Stock-based compensation expense remained flat for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

We recognized stock-based compensation expense as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of sales	$254	$195	$768	$727
Research and development	746	716	2,343	2,030
Selling, general and administrative	1,378	1,633	4,315	4,668

Total	2,378	2,544	7,426	7,425

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

We recognized deferred compensation expense as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of sales	$—	$17	$—	$67
Research and development	—	106	—	426
Selling, general and administrative	—	193	—	757

Total	$—	316	$—	1,250

Intangible Assets Amortization

Intangible assets consist of purchased technology, patents and other identifiable intangible assets. Intangible assets amortization expense included within operating expenses was $1.3 million and $1.1 million for the three months ended September 30, 2008 and 2007, respectively. Intangible assets amortization expense included within operating expenses was $3.9 million and $3.1 million for the nine months ended September 30, 2008 and 2007, respectively. Intangible asset amortization increased as a full three and nine months of charges were recognized for those assets acquired in our MCPD acquisition, which was completed at the end of the third quarter of 2007.

We test goodwill for impairment on an annual basis, or more often if events or circumstances indicate potential impairment. Goodwill impairment testing is performed at the reporting unit level in a two-step process, which consists of, first, comparing our fair value to our carrying value, including goodwill. If our fair value exceeds our carrying value, applicable goodwill is not considered to be impaired. If our carrying value exceeds our fair value, there is an indication of impairment, upon which time we would perform the second step, which includes a further and more detailed analysis in order to corroborate any such impairment.

We completed our annual goodwill impairment analysis during the third quarter of 2008. Our annual goodwill impairment analysis consists of, first, comparing our book value of our sole reporting unit to its fair value. The estimated fair value of our sole reporting unit was calculated considering the trading price of our common stock on September 30, 2008, the average trading price during the third quarter of 2008, as well as the average trading price of incremental time periods near the end of the third quarter of 2008. At September 30, 2008, our share price declined to $8.60 per share from $12.45 at September 30, 2007, the date of our last annual impairment test. This compares to a book value per share of $9.08 and $9.87 per share at September 30, 2008 and 2007, respectively. Our analysis showed that the average share price remained above book value per share when calculating the average using the entire third quarter as well as calculating the average for the last 15 trading days of the quarter. We believe that it is important to look at the stock price near the end of the quarter, but using a time period of less than 15 days would not accurately reflect the fair market value of the stock given the duration of the time period as well as the volatility in the market at this time. Nevertheless, if the trading price of our common stock were to remain below the book value per share for a sustained period, an additional analysis would be performed to measure the potential goodwill impairment. During the three and nine months ended September 30, 2008, our stock price has closed below its book value per share at September 30, 2008 for a limited number of trading days. Based on the limited number of trading days involved and the absence of any other triggering events, we concluded as part of our annual goodwill impairment test that goodwill was not impaired as of September 30, 2008.

We will continue to monitor the relationship between our market capitalization and our book value, as well as any other triggering events, in order to evaluate the carrying value of goodwill. Based on current economic conditions combined with our stock price, which has remained below our book value per share since September 30, 2008, we anticipate performing a goodwill impairment test during the fourth quarter of 2008. If at any time management has determined that an impairment exists, we will be required to reflect the impaired value as a part of operating income, resulting in a reduction in earnings and a corresponding reduction in our net asset value in the period such impairment is identified. Any future impairment charges could have a material adverse effect on our financial condition, earnings and results of operations and may cause our stock price to decline.

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

Fourth Quarter 2006 Restructuring

During the fourth quarter of 2006, we initiated a restructuring plan that included the elimination of 12 positions primarily supporting our contract manufacturing operations as a result of the termination of our relationship with one of our contract manufacturers in North America. The restructuring plan also includes closing our Charlotte office, which we expect to be completed in December 2008. During the three and nine months ended September 30, 2007, we incurred $14,000 and $127,000 of additional severance and other employee-related separation costs. During the three and nine months ended September 30, 2007, we incurred $64,000 of facility-related costs to close the Charlotte, North Carolina manufacturing support office. During the nine months ended September 30, 2008, we amortized costs of $28,000 associated with the closing of our Charlotte office.

Second Quarter 2007 Restructuring

During the three and nine months ended September 30, 2007, we incurred employee-related expenses of $59,000 and $1.5 million associated with skill set changes for approximately 20 employees. No such charges were incurred in the three or nine months ended September 30, 2008. The changes involved creating an integrated structure with the media server business along with some skill set changes in certain selling, general and administrative and engineering groups. The costs incurred in this restructuring event include employee severance and medical benefits, and associated legal costs. All restructuring activities were completed by March 31, 2008.

Second Quarter 2008 Restructuring

During the second quarter of 2008, we initiated a restructuring plan that included the elimination of 23 positions primarily initiated with the intent to return our engineering spend to levels which align with targeted profitability as well as refocus our skill sets in order to promote new product growth and provide enhanced service and support to existing customers. During the three and nine months ended September 30, 2008, we reversed $35,000 of charges previously recognized as part of this restructure. We expect to complete all activities associated with the restructuring by March 31, 2009.

Interest Expense

Interest expense includes interest incurred on the convertible senior notes as well as our revolving line of credit. Interest expense increased $256,000 or 61.5%, from $416,000 for the three months ended September 30, 2007 to $672,000 for the three months ended September 30, 2008. Interest expense increased $654,000 or 51.1%, from $1.3 million for the nine months ended September 30, 2007 to $1.9 million for the nine months ended September 30, 2008. The increase in the interest expense for the three and nine months ended September 30, 2008 compared to the same periods in 2007 is due to the issuance of $55.0 million of our 2013 convertible senior notes with an interest rate of 2.75% on February 6, 2008 along with interest charges incurred from a withdrawal on our revolving line of credit. These increases were partially offset by the repurchase of $62.5 million of our 2023 convertible senior notes, with an interest rate of 1.375%, during the nine months ended September 30, 2008. We currently expect to repurchase our 2023 convertible senior notes in November, at which time the holders have the right to require us to repurchase the notes. As such, we expect interest expense to decrease slightly going forward.

Interest Income

Interest income decreased $1.1 million, or 64.2%, from $1.7 million for the three months ended September 30, 2007 to $605,000 for the three months ended September 30, 2008. Interest income decreased $2.3 million, or 48.3%, from $4.9 million for the nine months ended September 30, 2007 to $2.6 million for the nine months ended September 30, 2008. Interest income decreased as a result of a lower average balance of cash, cash equivalents and investments for the three and nine months ended September 30, 2008 compared to the same period in 2007 as well as a decline in the average yield on investment holdings. The decline in cash, cash equivalents and investments was due to the repurchase of $60.9 million in aggregate principal amount of the 2023 convertible senior notes, along with our Intel MCPD acquisition.

The decline in our average investment yield was driven primarily by lower reset interest rates associated with our ARS interest rates coupled with a shift in our investment portfolio.

Income Tax

We recorded a tax provision of $1.0 million and a tax benefit of $1.7 million during the three months ended September 30, 2008 and 2007, respectively. We recorded a tax provision of $45,000 and a tax benefit of $4.4 million during the nine months ended September 30, 2008 and 2007, respectively. The increase in the effective tax rate for the nine months ended September 30, 2008, from the tax rate for the year ended December 31, 2007, is primarily due to revaluation of our Canadian subsidiary’s net deferred tax assets, caused by changes in foreign currency exchange rates, and taxes on foreign income that differ from U.S. tax rate.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was signed into law which extended the research and development tax credit through December 31, 2009. Congress has reinstated the tax credit retroactive to January 1, 2008. As the Bill was signed into law after September 30, we have not recognized a tax benefit for the federal research and development tax credit in our tax provision for the three months ended September 30, 2008. We will evaluate the tax benefit associated with the research and development tax credit during the fourth quarter of 2008.

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

Liquidity and Capital Resources

The following table summarizes selected financial information as of the dates indicated and for the nine months ended September 30, 2008 and 2007 and for the year ended December 31, 2007:

	September 30, 2008	December 31, 2007	September 30, 2007
	(Dollar amounts in thousands)
Cash and cash equivalents	$83,676	$50,522	$30,245
Short-term investments	$—	$72,750	$70,000
Long-term investments, net	$56,522	$—	$10,000

Cash and cash equivalents and investments	$140,198	$123,272	$110,245

Working capital	$79,292	$61,840	$142,722
Accounts receivable, net	$49,129	$70,548	$60,255
Inventories, net	$31,351	$23,101	$26,381
Accounts payable	$37,857	$49,675	$42,924
Revolving line of credit	$20,000	$—	$—
2023 convertible senior notes, net	$36,623	$97,548	$97,513
2013 convertible senior notes	$55,000	$—	$—
Convertible subordinated notes	$—	$—	$—
Days sales outstanding (A)	45	79	66
Days to pay (B)	50	76	64
Inventory turns (C)	8.9	8.2	9.2
Inventory turns — days (D)	41	29	40
Cash cycle time — days (E)	36	32	42

(A)	Based on ending net trade receivables divided by daily revenue (quarterly revenue, annualized and divided by 365 days).

(B)	Based on ending accounts payable divided by daily cost of sales excluding amortization of purchased technology (quarterly cost of sales, annualized and divided by 365 days).

(C)	Based on quarterly cost of sales excluding amortization of purchased technology, annualized divided by ending inventory.

(D)	Based on ending inventory divided by daily cost of sales excluding amortization of purchased technology (quarterly cost of sales, annualized and divided by 365 days).

(E)	Days sales outstanding plus inventory turns - days, less days to pay.

Cash and cash equivalents increased by $33.2 million from $50.5 million at December 31, 2007 to $83.7 million at September 30, 2008. Activities impacting cash and cash equivalents are as follows:

Cash Flows

	For the Nine Months Ended September 30,
	2008	2007
	(In thousands)
Cash provided by operating activities	$23,224	$5,983
Cash provided by (used in) investing activities	4,794	(615)
Cash provided by financing activities	5,063	897
Effects of exchange rate changes	73	246

Net increase in cash and cash equivalents	$33,154	$6,511

During the nine months ended September 30, 2008 and 2007, we used $5.0 million and $3.8 million, respectively, for capital expenditures. During the nine months ended September 30, 2008, capital expenditures were primarily associated with integrating the MCPD business as well as various purchases made to upgrade our internal infrastructure. During the nine months ended September 30, 2007, capital expenditures were primarily associated with integrating the media server business, upgrading our internal infrastructure as well as increasing manufacturing capabilities in our Hillsboro facility.

During the nine months ended September 30, 2008 and 2007, we received $4.2 million and $3.6 million, in each period, in proceeds from the issuance of common stock through our stock compensation plans.

Changes in foreign currency rates impacted beginning cash balances during the nine months ended September 30, 2008 by $73,000. Due to our international operations where transactions are recorded in functional currencies other than the U.S. Dollar, the effects of changes in foreign currency exchange rates on existing cash balances during any given period results in amounts on the consolidated statements of cash flows that may not reflect the changes in the corresponding accounts on the Consolidated Balance Sheets.

As of September 30, 2008 and December 31, 2007 working capital was $79.3 million and $61.8 million, respectively. Working capital increased by $17.5 million due primarily to a borrowing on our revolving line of credit coupled with increased cash flows from operations; both of which were partially offset by the reclassification of short-term investments to long.

Investments

Investments consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Short-term available for sale investments	$—	$72,750

Long-term available for sale investments	$56,522	$—

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

We considered various inputs to estimate the fair value of its ARS, including the issuer’s credit quality, maturity, probability to be called, lack of liquidity, future cash flows based on maximum rate formulas and comparable securities of the issuer, if any. As of September 30, 2008 we determined that our investments were impaired by 9.9% or $6.2 million, primarily due to the lack of liquidity. We believe declines in ARS fair values due to the lack of liquidity to be temporary as we have the ability and intent to hold these investments until they are sold or are called by the issuer at par. As such, we do not consider the impairment to be permanent and have recorded an unrealized loss of $6.2 million, gross or $4.0 million, net of tax in other comprehensive income in the shareholders’ equity section of the Consolidated Balance Sheet at September 30, 2008.

During October of 2008, our investment bank announced it had agreed to settlements with the Securities and Exchange Commission and other state regulatory agencies to restore liquidity to eligible holders of auction-rate securities. Subsequently, during the fourth quarter of 2008, we accepted an offer from our investment bank which gives us a non-transferrable right to require the bank to purchase, at par value, $62.7 million in ARS investments at any time between June 30, 2010 and June 30, 2012. The agreement allows the investment bank to purchase the ARS investments sooner than June 30, 2010, but is under no obligation to do so. If the bank has not purchased the investments by June 30, 2010, we plan to exercise our non-transferrable right to require the purchase at that time. In addition, under the terms of the offer, we are also eligible for a no net interest loan of up to 75% of the market value of our ARS until the time of purchase. Consequently, in accordance with our policy as well as the provisions of SFAS No. 115, we plan to transfer our ARS investments from available-for-sale to trading securities during the fourth quarter of 2008, as we plan to sell them on June 30, 2010. As such, at the time of transfer, we will be required to recognize in results of operations any unrealized loss, which was $4.0 million, net of tax, at September, 30, 2008. Concurrently, we will elect the fair value option under SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” for the non-transferrable right, upon initial recognition. In electing the fair value option, we will record the changes in fair value of the non-transferrable right through results of operations until it is exercised. While we believe the fair value of the non-transferrable right will approximate the realized loss to be recognized when our ARS are transferred to trading securities, we are still determining the full impact.

Line of Credit

On August 7, 2008, we entered into a secured revolving line of credit agreement (“the Agreement”) with Silicon Valley Bank, as the Lender, which has replaced our previous line of credit facility with our investment bank. The Agreement provides us with a two-year secured revolving credit facility of $30.0 million, which is subject to a borrowing base and secured by our accounts receivable. Borrowings under the Agreement will bear interest at the prime rate, currently at 5.00% or the LIBOR rate, currently at 4.45%, plus 1.25%, with either interest rate determined by our election. We are required to make interest payments monthly. We are further required to pay a commitment fee equal to 0.08% of the $30.0 million maximum borrowing limit on an annual basis, and to pay quarterly in arrears an unused facility fee in an amount equal to 0.375% per year of the unused amount of the facility. In addition, the credit facility provides sub-facilities for letters of credit and foreign exchange contracts to be issued on our behalf.

The credit facility requires us to make and maintain certain financial covenants, representations, warranties and other agreements that are customary in credit agreements of this type. The Agreement requires us to maintain a minimum current ratio (current assets divided by the sum of current liabilities less deferred income plus the amount of outstanding advances and letters of credit) of 1.3 through the third quarter of 2008, which rises to a ratio of 1.5 during quarterly periods thereafter. Additionally, any quarterly EBITDA (earnings before interest, taxes, depreciation, amortization, and stock based compensation, as defined in the Agreement) loss may not exceed $2.5 million in any one quarter, and quarterly EBITDA may not be negative for any two consecutive quarters for the duration of the Agreement. Further, our EBITDA may not be negative for the nine months ended September 30, 2008 and the year ended December 31, 2008. For quarterly periods beginning after January 1, 2009, we must maintain a positive rolling four quarter EBITDA. In addition, capital expenditures may not exceed $12.0 million in any fiscal year.

Based on our current position we do not believe we will have any difficulties meeting these covenants. Given current economic conditions a sudden dramatic down turn in our business could result in non-compliance with one or more of these covenants.

Amounts borrowed and repaid are available for re-borrowing during the term of the facility. Outstanding amounts are due in full on the maturity date of August 6, 2010. Upon the occurrence of certain events of default specified in the Agreement, amounts due under the Agreement may be declared immediately due and payable.

As of September 30, 2008, we owed $20.0 million on the line of credit, while there were no outstanding balances on the standby letter of credit. As of December 31, 2007 there were no outstanding balances on the line of credit or letters of credit issued on our behalf.

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

As of September 30, 2008 we had outstanding 2023 convertible senior notes with a face value of $37.5 million and a book value of $36.6 million, net of unamortized discount of $0.9 million. As of December 31, 2007, we had outstanding 2023 convertible senior notes with a face value of $100 million and a book value of $97.5 million, net of unamortized discount of $2.5 million. The estimated fair value of the 2023 convertible senior notes was $33.4 million and $99.8 million at September 30, 2008 and December 31, 2007, respectively.

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

On November 15, 2008, November 15, 2013, and November 15, 2018, holders of the 2023 convertible senior notes will have the right to require us to purchase, in cash, all or any part of the notes held by such holder at a purchase price equal to 100% of the principal amount of the notes being purchased, together with accrued and unpaid interest and additional interest, if any, up to but excluding the purchase date. If required, we have sufficient cash to repurchase its 2023 convertible senior notes on November 15, 2008 and anticipates incurring a loss of up to approximately $871,000 related to the write-off of the associated unamortized discount.

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

As of September 30, 2008, we had outstanding 2013 convertible senior notes with a face value and fair value of $55.0 million and $45.3 million, respectively.

Contractual Obligations

The following summarizes our contractual obligations at September 30, 2008 and the effect of such on our liquidity and cash flows in future periods (in thousands).

	2008*	2009	2010	2011	2012	Thereafter
Future minimum lease payments	$1,117	$3,664	$3,327	$1,786	$—	$—
Purchase obligations(A)	35,817	—	—	—	—	—
Interest on convertible senior notes	258	2,028	2,028	2,028	2,028	6,429
2023 convertible senior notes(B)	37,503	—	—	—	—	—
2013 convertible senior notes	—	—	—	—	—	55,000

Total	$74,695	$5,692	$5,355	$3,814	$2,028	$61,429

*	Remaining three months.

(A)	Purchase obligations include agreements or purchase orders to purchase goods or services that are enforceable and legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(B)	The 2023 convertible senior notes are shown at their face value, gross of unamortized discount amounting to $0.9 million at September 30, 2008. We may redeem the 2023 convertible senior notes at any time. On November 15, 2008, November 15, 2013, and November 15, 2018, holders of the 2023 convertible senior notes will have the right to require us to purchase, in cash, all or any part of the notes held by such holders at a purchase price equal to 100% of the principal amount of the notes being purchased, together with accrued and unpaid interest and additional interest, if any, up to but excluding the purchase date.

In addition to the above, as discussed in Note 11 — Income Taxes of the Notes to the Consolidated Financial Statements, we have approximately $2.6 million associated with unrecognized tax benefits and related interest and penalties. These liabilities are primarily included as a component of “other long-term liabilities” in our Consolidated Balance Sheets as we do not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but do not believe that the ultimate settlement of our obligations will materially affect our liquidity.

Off-Balance Sheet Arrangements

We do not engage in any activity involving special purpose entities or off-balance sheet financing.

Liquidity Outlook

We believe that our current cash, cash equivalents and investments, net, amounting to $140.2 million at September 30, 2008, of which $56.5 million consisted of ARS, the cash generated from operations and our line of credit facility will satisfy our short and long-term expected working capital needs, capital expenditures, stock repurchases, other liquidity requirements associated with our existing business operations, and the repurchase of all or part of our 2023 convertible senior notes as required by the holders on November 15, 2008 even if we are required to hold our ARS until maturity. Capital expenditures are expected to range from $1.5 million to $2.0 million per quarter as we make additional R&D and IT capital investments.

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

Interest Rate Risk. We invest excess cash in debt instruments of or supported by the U.S. Government and its agencies, and those of high-quality corporate issuers. We attempt to protect and preserve our invested funds by limiting default, market, and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely affected due to a rise in interest rates while floating rate securities may produce less income than expected if interest rates decline. Due to the short duration of most of the investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair value of our investment portfolio. Additionally, the interest rate changes affect the fair market value but do not necessarily have a direct impact on our earnings or cash flows. Therefore, we would not expect our operating results or cash flows to be affected, to any significant degree, by the effect of a sudden change in market interest rates on the securities portfolio. The estimated fair value of our debt investments at September 30, 2008 and December 31, 2007 was $78.7 million and $95.1 million, respectively. The effect of an immediate 10% change in interest rates would not have a material effect on our operating results or cash flows.

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

Holding other variables constant, a 10% adverse fluctuation of the U.S. Dollar relative to the Canadian Dollar would result in a $1.1 million loss as of September 30, 2008. Holding other variables constant, a 10% favorable fluctuation of the U.S. Dollar relative to the Canadian Dollar would result in a $604,000 gain as of September 30, 2008. We do not expect a 10% fluctuation to have any impact on our operating results as the underlying hedged transactions will move in an equal and opposite direction.

Convertible Notes. The fair value of the convertible senior notes are sensitive to interest rate changes. Interest rate changes would result in an increase or decrease in the fair value of the convertible notes due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our senior convertible notes in the open market, changes in the fair value of the senior convertible notes have no impact on our cash flows or Consolidated Financial Statements. The estimated fair value of the 2023 convertible senior notes was $33.4 million and $99.8 million at September 30, 2008 and December 31, 2007, respectively, and the estimated fair value of the 2013 convertible senior notes was $45.3 million at September 30, 2008.

Item 4.	Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

In connection with the evaluation described above, we identified no change in our internal control over financial reporting, aside from those associated with our acquisition of the MCPD business, that occurred during the three months ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the third quarter of 2008, we completed the process of incorporating our internal controls and procedures into the MCPD business, which was acquired effective September 12, 2007.

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

Under statement of SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets deemed to have indefinite lives are not amortized but instead are subject to annual impairment tests or sooner when events or circumstances warrant such testing. As of September 30, 2008, we had goodwill of approximately $67.6 million, and intangible assets, net of accumulated amortization, of approximately $23.0 million. In accordance with the statement, we will test for impairment at least annually, and historically have done so in the third quarter of each year. In addition, we will test goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Such tests may result in a determination that these assets have been impaired.

At September 30, 2008, our share price declined to $8.60 per share from $12.45 at September 30, 2007, the date of our last annual impairment test. This compares to a book value per share of $9.08 and $9.87 per share at September 30, 2008 and 2007, respectively. Our analysis showed that the average share price remained above book value per share when calculating the average using the entire third quarter as well as calculating the average for the last 15 trading days of the quarter. We believe that it is important to look at the stock price near the end of the quarter, but using a time period of less than 15 days would not accurately reflect the fair market value of the stock given the duration of the time period as well as the volatility in the market at this time. Nevertheless, if the trading price of our common stock were to remain below the book value per share for a sustained period, an additional analysis would be performed to measure the potential goodwill impairment. During the three and nine months ended September 30, 2008, the Company’s stock price closed below its book value per share at September 30, 2008 for only a limited number of trading days. Based on the limited number of trading days involved and the absence of any other triggering events, we concluded as part of our annual goodwill impairment test that goodwill was not impaired as of September 30, 2008.

We will continue to monitor the relationship between our market capitalization and our book value, as well as any other triggering events, in order to evaluate the carrying value of goodwill. Based on current economic conditions combined with our stock price, which has remained below our book value per share since September 30, 2008, we anticipate performing a goodwill impairment test during the fourth quarter of 2008. If at any time management has determined that an impairment exists, we will be required to reflect the impaired value as a part of operating income, resulting in a reduction in earnings and a corresponding reduction in our net asset value in the period such impairment is identified. Any future impairment charges could have a material adverse effect on our financial condition, earnings and results of operations, may cause a covenant default associated with our revolving line of credit which could trigger repayment of any outstanding borrowings, and may cause our stock price to decline.

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

Our operating results may be adversely impacted by worldwide political and macro- economic uncertainties and fears.

Recently general worldwide economic conditions have experienced a downturn due to the credit conditions impacted by the subprime-mortgage turmoil and other factors, slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity, the ongoing effects of the war in Iraq, recent international conflicts and terrorist and military activity, and the impact of natural disasters and public health emergencies. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products and services, which would delay and lengthen sales cycles. Furthermore, during challenging economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, or in the markets in which we operate. If the economy or markets in which we operate do not continue at their present levels, our business, financial condition and results of operations could be materially and adversely affected. All the aforementioned macro-economic challenges and conditions could have a synergistic negative impact on the results of our operations.

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

Item 5.	Other Information

Effective November 17, 2008, Julia Harper, the Company’s Vice President of Corporate Operations, will be transitioning into the role of Vice President of Corporate Administration. Concurrently, the Company has hired John Major, 49, to assume the role of Vice President of Global Operations.

Prior to joining the Company, Mr. Major served as Vice President of Global Operations for Planar Systems since January 2008, and Vice President of Supply Chain and Manufacturing Operations for Tektronix from October 2003 to January 2008, where he was responsible for worldwide operations, including the deployment of Lean Sigma. Prior to joining Tektronix, Mr. Major served as Vice President of Customer Support and Service for Xerox Office Printing Business from June 2000 to October 2003. Earlier in his career, Mr. Major served in a number of manufacturing leadership roles at Tektronix and Digital Equipment Corporation. Mr. Major holds a Bachelor of Science degree in Mechanical Engineering and an Executive MBA from the University of Washington.

Under the terms of the offer of employment made to Mr. Major, he will have a base salary of $260,000, plus an incentive compensation plan annual target amount of $160,000 at 100% of plan payout. Additionally, subject to Board approval, Mr. Major will participate in the Company’s Long-Term Incentive Plan, and will be granted an equity award of 45,000 stock options, which will vest over a three-year period from the grant date. He will also be eligible to participate in other benefit plans generally available to executive officers.

On November 4, 2008, the Company entered into a Change of Control Agreement with Mr. Major in connection with his appointment as Vice President of Global Operations. Mr. Major’s Change of Control Agreement provides that if we terminate his employment with us (other than for cause, death or disability), or if his employment terminates as a result of a requirement that he accept a position greater than 25 miles from his current work location or a position of less total compensation, in each case within 12 months following a change of control or within 3 months preceding a change of control, Mr. Major would be entitled to receive severance pay in a cash amount equal to 9 months of his annual base pay at the highest annual rate in effect at any time within the 9-month period preceding the date of termination. Upon such termination, and in addition to severance pay, he would also be entitled to receive COBRA benefits for 9 months.

On November 4, 2008, the Company agreed to enter into a Severance Agreement with Mr. Major. If his employment with us is terminated other than for cause, death or disability, he will be entitled to (i) a payment of six months base pay and (ii) up to six months of continued coverage pursuant to COBRA under the Company’s group health plan.

Except as set forth above, there are no relationships between the Company and Mr. Major or between Mr. Major and any director or executive officer of the Company.

Item 6.	Exhibits

(a)	Exhibits

Exhibit No	Description

3.1	Second Restated Articles of Incorporation and amendments thereto. Incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC File No. 333-137060, as amended by the Articles of Amendment incorporated by reference from Exhibit 3.1 in the Company’s Current Report on Form 8-K filed on January 30, 2008.

3.2	Restated Bylaws. Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 8, 2007.

4.1	Indenture, dated February 12, 2008, by and between the Company and The Bank of New York Trust Company, N.A. Incorporated by reference from Exhibit 4.1 in the Company’s Current Report on Form 8-K, filed on February 12, 2008.

4.2	First Supplemental Indenture, dated February 12, 2008, by and between the Company and The Bank of New York Trust Company, N.A. Incorporated by reference from Exhibit 4.2 in the Company’s Current Report on Form 8-K, filed on February 12, 2008.

4.3	Form of Global Security for the 2.75% Convertible Senior Notes due 2013 (included in Exhibit 4.2).

10.1	Loan and Security Agreement, dated August 7, 2008, between the Company and Silicon Valley Bank. Incorporated by reference from Exhibit 10.3 in the Company’s Quarterly Report on Form 10-Q, filed on August 8, 2008.

10.2	Severance Agreement, dated August 6, 2008, between the Company and Scott Grout. Incorporated by reference from Exhibit 10.4 in the Company’s Quarterly Report on Form 10-Q, filed on August 8, 2008.

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADISYS CORPORATION

Dated: November 7, 2008	By:	/s/ SCOTT C. GROUT
Scott C. Grout
President and Chief Executive Officer

Dated: November 7, 2008	By:	/s/ BRIAN BRONSON
Brian Bronson
Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Description

3.1	Second Restated Articles of Incorporation and amendments thereto. Incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC File No. 333-137060, as amended by the Articles of Amendment incorporated by reference from Exhibit 3.1 in the Company’s Current Report on Form 8-K filed on January 30, 2008.

3.2	Restated Bylaws. Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on From 10-Q, filed on May 8, 2007.

4.1	Indenture, dated February 12, 2008, by and between the Company and The Bank of New York Trust Company, N.A. Incorporated by reference from Exhibit 4.1 in the Company’s Current Report on Form 8-K, filed on February 12, 2008.

4.2	First Supplemental Indenture, dated February 12, 2008, by and between the Company and The Bank of New York Trust Company, N.A. Incorporated by reference from Exhibit 4.2 in the Company’s Current Report on Form 8-K, filed on February 12, 2008.

4.3	Form of Global Security for the 2.75% Convertible Senior Notes due 2013 (included in Exhibit 4.2).

10.1	Loan and Security Agreement, dated August 7, 2008, between the Company and Silicon Valley Bank. Incorporated by reference from Exhibit 10.3 in the Company’s Quarterly report on Form 10-Q, filed on August 8, 2008.

10.2	Severance Agreement, dated August 6, 2008, between the Company and Scott Grout. Incorporated by reference from Exhibit 10.4 in the Company’s Quarterly report on Form 10-Q, filed on August 8, 2008.

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith