Form 10-K
period 2008-12-31
RADISYS CORP
filed 2009-03-06
CIK 873044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based upon the closing price of the NASDAQ Global Select Market on June 30, 2008 of $9.06) of the Registrant at that date was approximately $162,140,460. For purposes of the calculation executive officers, directors and holders of 10% or more of the outstanding common stock are considered affiliates.

Number of shares of common stock outstanding as of March 3, 2009: 23,288,842

DOCUMENTS INCORPORATED BY REFERENCE

None.

RADISYS CORPORATION

FORM 10-K

i

PART I

Item 1.	Business

General

RadiSys Corporation is a leading provider of advanced embedded solutions for the communications networking and commercial systems markets. Through innovative product planning, intimate customer collaboration, and the combination of innovative technologies and industry leading architecture, we help original equipment manufacturers (“OEMs”), systems integrators and solution providers bring better products to market faster and more economically. Our products include embedded boards, application enabling platforms and application-ready systems, which are used in today’s complex computing, processing and network intensive applications. Unless context otherwise requires, or as otherwise indicated, “we,” “us,” “our” and similar terms, as well as references to the “Company” and “RadiSys” refer to RadiSys Corporation and include all of our consolidated subsidiaries.

Our Markets

We provide application enabling solutions to the following two distinct markets:

•

Communications Networking—The communications networking market consists primarily of networking infrastructure and applications for deployment within the wireless and IP networking and messaging markets. Applications in these markets include 2, 2.5, 3, and 4G wireless infrastructure products, IP media server platforms, packet-based switches, unified messaging solutions, voice messaging, multimedia messaging, video distribution, network access, security and switching applications.

•

Commercial Systems—The commercial systems market consists primarily of embedded solutions for the medical imaging, test and measurement, industrial automation and military submarkets. Specific applications include:

•	Medical Imaging: X-Ray machines, MRI scanners, CT scan imaging equipment and ultrasound equipment;

•	Test and Measurement: network and logic analyzers, network and production test equipment;

•	Industrial Automation: distribution automation, electronics assembly and semiconductor manufacturing equipment.

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

•

Increasing demand for standards-based solutions, such as Advanced Telecommunications Computing Architecture (“ATCA”), IP Multimedia Subsystem (“IMS”), Computer-on-Module Express (“COM Express”), and Session Initiation Protocol, which motivates system makers to take advantage of proven and validated standards-based products.

•	Continued emergence, growth and evolution of applications utilizing long term evolution (“LTE”) and worldwide inter-operability for microwave access (“WiMAX”), both of which are supported by ATCA.

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

Deep pool of technical resources. Our research and development staff has extensive experience in designing embedded hardware and software solutions. Our customers benefit from the broad array of standards-based solutions that our research and development staff continues to develop and support, as well as our staff’s experience in designing perfect fit solutions for our customers.

Reduced time to market. We offer standards-based, ready-made solutions such as ATCA-based solutions for the communications networking market and COM Express solutions for the commercial market. These standards-based solutions combined with our strong technical resources provide our OEM customers with more flexibility and reduced time-to-market than if they developed these solutions internally.

Broad portfolio of embedded solution products. Our product lines include a large portfolio of embedded solutions, integrated platforms and application-ready systems. Our product portfolio allows us to address a range of customer requirements and applications. We believe that over time many of our customers will increasingly rely on a smaller set of vendors who can address a broader set of their embedded solution needs.

Our Strategy

Build market leadership in standards-based advanced embedded solutions in our target markets. We believe this strategy enables our customers to focus their resources and development efforts on their key areas of competency allowing them to provide higher value systems with a time-to-market advantage and a lower total cost. We are currently one of the leading vendors in ATCA, IP Media Servers as well as COM Express embedded solutions. We intend to continue to invest significant research and development and sales and marketing resources to build our presence in these market segments.

Develop our offering of higher value platform solutions. Historically, the majority of our revenues have been from the sale of stand-alone boards or blades. While we will continue to focus on these products, we have spent considerable resources developing application-ready platform solutions that incorporate complete hardware systems as well as embedded software developed by us or third parties. These platforms provide an additional revenue opportunity for us, and we believe revenues from these products have the potential to generate higher average selling prices and higher gross margins than those provided from the sale of boards or blades alone.

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

Explore new partnerships and strategic acquisitions as a means to build leadership in our target markets. We continue to investigate partnerships and strategic relationships which can expand the number of solutions we offer and increase our market reach. We also continue to evaluate potential acquisition opportunities to acquire new capabilities, which can help us achieve our strategic goals. For example, in the last two years, we acquired Convedia®, a closely-held vendor of IP media servers, and certain assets of the Intel MCPD business, which included ATCA and compact peripheral component interconnect (“PCI”) product lines.

Products

We design and manufacture a broad range of products at different levels of integration:

•	complete application-ready platforms for communications networking such as 10G (Gigabit) ATCA platforms and carrier grade media servers (“Media Servers”);

•	embedded subsystems and functional platforms using ATCA, COM Express and customer-specific proprietary platforms;

•	compute, input/output (“I/O”), storage, inter-networking media processing and packet processing solutions; and

•

software and firmware specific to the aforementioned hardware that includes intelligent platform management interface (“IPMI”) and hardware platform interface (“HPI”) for platform management. We also make all the necessary modifications to 3rd party software, including basic input output system (“BIOS”), embedded operating systems, protocol stacks and other requisite software, to provide a platform for our customer’s use.

We have specific technical expertise in the following areas:

•	system architecture, design and integration;

•	software, hardware and platform development;

•	embedded operating systems;

•	microprocessor-based design;

•	network processor-based design;

•	media processing;

•	fault-tolerant design;

•	digital signal processor-based design; and

•	signaling protocols.

Our products fall into two different categories: standards-based solutions and perfect fit (custom) solutions.

Standards-based Solutions. As a Premier Member of the Intel® Embedded and Communications Alliance, and as a long-time member of the PCI Industrial Computer Manufacturers Group (“PICMG”), SCOPE Alliance and the Service Availability (“SA”) Forum standards bodies, we believe that we continue to play a leading role in the development and deployment of system architectural standards that are most relevant to our markets. In the IP communications market we believe that we continue to play a leading role in the development and deployment of media server and Multimedia Resource Function (“MRF”) standards through our membership in the Third-Generation Partnership Project (“3GPP”) and our long-term contributions to the Internet Engineering Task Force (“IETF”).

Beginning in 2004 we shifted our product development investment from predominantly one-off custom-designed products (“perfect fit solutions”) to standards-based, re-usable platforms and systems (“standards-based solutions”). We believe standards-based solutions provide our customers a number of fundamental benefits. First, by using ready-made solutions rather than ground-start custom-designs, our customers can achieve significantly shorter product development intervals and faster time-to-market. Second, we believe our customers can achieve a lower total cost by using solutions that are leveraged across multiple applications rather than a single-use proprietary solution. The benefit to RadiSys is that by offering standards-based solutions, we believe we have the opportunity to address a wider range of new market opportunities than with one-off, custom-designs. We believe this ability to reuse designs gives us more leverage and makes our business and investment model more scalable. Finally, we believe this standards-based model will allow us to provide more integrated and higher value solutions to our customers than we have typically delivered under a custom-design model. In many cases RadiSys will optimize its standard products to best suite the needs of a particular customer or application. This has the dual benefit of giving customers a higher value solution as well as making RadiSys a better choice for the application over the longer term. These higher value solutions should provide more product content and drive higher average selling prices and therefore more total revenue opportunity for our products.

We intend to increasingly focus our development efforts on moving further up the software stack, positioning us to provide more complete application-ready platforms and more value for our customers. We believe that application-ready modular solutions such as ATCA platforms and Media Servers will grow to become an attractive market to RadiSys. The success of our new ATCA projects is tied to future deployment of wireless voice, wireless data and Voice over Internet Protocol (“VoIP”) applications by our customers. Likewise the success of our Media Servers is tied to the future deployment of IP Multimedia Subsystems (“IMS”) and IP networks.

We believe that ATCA and Media Servers will continue to become more prevalent in implementing network equipment. However, history has shown us that rates of adoption in these markets can be slower than projected. For RadiSys, this is predominately a new market opportunity that had not existed in a meaningful way for us prior to 2007, and only a limited number of equipment makers had used merchant-supplied, standards-based modular platforms. Based on our interactions with customers and recent results, we believe this model will become more widely adopted as network equipment makers strive to bring more products to market faster and with lower design and product costs.

We have introduced or announced the following standards-based solutions products:

Promentum®. Our Promentum® ATCA family includes a fully integrated application ready platform as well as a set of modular building blocks all configurable for a wide variety of applications. Going beyond simple building blocks, our ATCA strategy delivers a common managed platform for network element and dataplane applications, which offers a significant benefit to our customers. Utilizing the same managed platform for a variety of applications, Telecom Equipment Manufactures (“TEMs”) can reduce overall development time and significantly reduce development, lifecycle and equipment costs.

The Promentum® SYS-6010 is the industry’s first ATCA 10G managed platform. The SYS-6010 is a fully integrated and validated managed platform designed to address high speed I/O and bandwidth intensive traffic-bearing applications. This platform is designed to be implemented in a flexible and reliable architecture complete with comprehensive system management. The Promentum® ATCA building blocks are implemented in a modular fashion with seamless interoperability.

During the first half of 2008, we introduced two new products in our Promentum® ATCA product portfolio. First was the Promentum® ATCA-4310, a 10G ATCA single-slot processor blade. We believe this product provides enhanced features for compute-intensive applications where transaction and subscriber load can increase dramatically in short intervals, such as IMS, Internet Protocol Television (“IPTV”) and Wireless Control Plan based applications. The second was the Promentum® ATCA-7220 Dual OCTEON™ PLUS Packet Processing Module, the industry’s first blade to enable highest density of Gigabit Ethernet interfaces in a single slot with significantly higher processing power and bandwidth access when compared to other platforms available today.

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

Convedia® Media Servers (“CMS”). Our line of market leading IP media server products enables service innovation and differentiation by providing powerful, reusable and highly scalable multimedia processing platforms for the VoIP and IMS telecommunication and enterprise markets. Together with products by our solution partners, the CMS family supports the next generation of feature rich, application-ready, high-value services that combine the best of the Internet and telecommunications worlds.

The CMS family consolidates the functions of traditional announcement servers, interactive voice response units, audio and video conference bridges, messaging platforms and speech platforms into a single, multi-service, open standards-compliant solution for network and enhanced services media processing. Our CMS share identical control interfaces, media processing features and management capabilities. The many features and benefits of our CMS allow our customers to increase revenues through delivery of new and innovative services, while reducing capital and ongoing operational costs. Our CMS-1000 and CMS-6000 media servers have been successfully deployed around the world. During 2008 we began deployment of the next generation of media servers, the CMS-3000 and CMS-9000.

In the second quarter of 2008, we announced the addition of continuous presence (“CP”) capabilities in our CMS family. More specifically, our new CP video conferencing mode will support multiple real-time video streams within a unified multi-pane display and deliver an “immersive” video experience for desktop conferencing users. This new capability will benefit our customers who wish to add feature-rich video conferencing capabilities to their communications solutions.

In addition, in the second quarter of 2008 we announced that our CMS family now supports automatic speech recognition (“ASR”), or converting human speech to computer data, and text-to-speech (“TTS”) capabilities in multiple languages for IP contact center application developers and service providers. This new capability will not only allow our customers to accelerate the introduction of new services, but will also competitively differentiate their products in next-generation IP contact centers.

During the third quarter of 2008, we announced a rich feature set targeted to the contact centers with the RadiSys market-leading IP media server platform. The Convedia product family has real-time audio, video, and new embedded fax media processing capabilities that provide a common, feature-rich platform that fulfills next-generation contact center business requirements.

Procelerant™. Our Procelerant™ CE blades and boards are designed for embedded applications that require a standard processor and memory subsystem, but also modular flexibility to retain key design level IP on a separate carrier board. Procelerant™ CE products are based on modular computing solutions. COM Express is a standard that provides a bridge from legacy interfaces such as PCI and integrated drive electronics (“IDE”) to new serial differential signaling technologies such as PCI Express, Serial ATA, USB 2.0, LVDS, and Serial

DVO. Because they are modular and standards-based, our COM Express products help equipment manufacturers shorten their time to market and reduce development costs. By making processor, chipset and memory modular and independent of the rest of the system design, manufacturers can focus engineering resources on developing differentiating features and avoid the design churn that comes with implementing new processor generations.

Also in the Procelerant™ product family are our embedded servers that specialize in meeting the needs of specific applications that are designed to be the brains of a larger integrated system. Examples of systems that incorporate embedded servers include medical imaging systems, high performance test and measurement instruments, automated industrial equipment, telecommunications “appliances,” military imaging and signal processing systems, and casino gaming machines.

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

During the fourth quarter of 2008, the Procelerant™ RMS420 image processing server began shipping in production to two of our “Tier 1” medical imaging customers. The Procelerant™ RMS420 embedded server combines very high compute performance with dual PCI-Express (PCIe) x16 slots (x8 electrical) for high performance graphics and/or co-processor cards. This combination is ideally suited for applications such as medical and military imaging, signal processing, 3D and 4D graphics display and test and measurement systems.

During the fourth quarter of 2008, we also announced that we developed, with industry consortium Embedded4You, a powerful multi-core, application-ready platform for industrial automation. The demonstration of the platform showcases the integration of general purpose Microsoft® Windows® and RadiSys’ Microware® OS-9® real time operating system running concurrently on a RadiSys COM Express module. This hybrid approach allows individual systems to merge onto a single platform to reduce hardware cost, reuse available software and improve system performance. This approach also allows OS-9 to guarantee high real-time reliability, stability and system response time with zero impact on other applications running on the system.

Perfect Fit Solutions. Our perfect fit solutions are products tailored or customized to meet specific customer or application requirements. These solutions range from modifications of standard or existing products to complete development and supply of customized solutions. We draw on our experience and large design library to create products with varying degrees of customization. We will continue to invest a portion of our resources in perfect fit solutions as these opportunities are an integral part of our business model and leverage our existing know-how. We also believe that our customers will continue to require and value some degree of customization of our standards-based platforms for some of their specific applications.

Segments

RadiSys is one operating segment as determined by the way that management makes operating decisions and assesses RadiSys’ financial performance. See Note 20 of the Notes to the Consolidated Financial Statements for segment information.

Competition

We have three different types of competitors:

•

Our target customers—Our most significant competition is from our own customers and potential customers who choose to remain vertically integrated and continue to fully design and supply all or most of their own platforms, modules and/or sub-systems. However, we believe system makers are moving away from this proprietary mode of system development and supply.

•

Platform Providers—Our competitors in the platform product space include Emerson Network Power, HP, IBM, and Sun Microsystems. In addition, we face competition in the media server market from AudioCodes, Dialogic and Movius.

•	Board providers—Our competitors in the board product space include ADLink Technologies, Advantech Co., Continuous Computing, Emerson Network Power and Kontron AG.

We believe that our system level architecture and design expertise, coupled with our broad technology portfolio and flexibility in working intimately with system makers, will enable us to differentiate our products against our competition. We believe our rapid design cycles and standards-based solutions coupled with our global presence will provide customers with a time to market advantage at a lower total cost.

Customers

Our customers include many leading system makers in a variety of end markets. Examples of these customers include: Agilent Technologies, Alcatel Lucent, Arrow Electronics, Aspect Telecom, Avaya, Bigband Networks, British Telecom, Cisco Systems, Comverse Network Systems (“Comverse”)- a division of Comverse Technology, Danaher, Fujitsu, G.E. Healthcare, Huawei Technologies Co., IBM, IP Access, Italtel, Kineto Wireless, Miltope, Mindray, NEC, Nokia Siemens Networks, Nortel Networks (“Nortel”), Philips Healthcare, Siemens Medical, and Universal Instruments, West Corporation, and ZTE.

Our five largest customers, accounting for approximately 59.7% of revenues in 2008 are listed below with an example of the type of application which incorporates RadiSys products:

Customer	Application
Agilent	Network and logic analyzers along with other test and measurement equipment
Danaher	Scopes, logic analyzers, network probes and monitoring equipment
Fujitsu	3G wireless infrastructure equipment
Nokia Siemens Network	2, 2.5, and 3G wireless infrastructure equipment
Philips Healthcare	Cardiovascular, surgical, and medical imaging equipment

Nokia Siemens Networks was our largest customer in 2008 accounting for 43.5% of total 2008 revenues.

Technology, Research, Development and Engineering

We believe that our technology, research, development and engineering (“R&D”) expertise represents an important competitive advantage. Our R&D staff consisted of 281 engineers and technicians as of January 30, 2009. We currently have design centers located in the U.S, Canada, China and Malaysia.

A majority of our R&D efforts are focused on the development of sophisticated standards-based products targeted at a wide variety of applications. This is an important part of our strategy to provide a broader set of products and building blocks, which allows deployment of flexible solutions leveraged off of reusable designs and commercially available components. We believe this will result in significant savings in development time and investment for our customers and will increase the number of applications into which RadiSys solutions can be incorporated. In addition, we are increasingly combining our standards-based products to create more integrated and more complex hardware and software based systems.

We also focus on the development of custom solutions for our customers, where existing functional building blocks are tailored to meet the customer’s specific needs. For these programs, our engineering team works closely with the customer’s engineering team to architect, develop and deliver solutions that meet their specific requirements using RadiSys’ functional building blocks. We engage in close and frequent communications during the design and supply process, allowing us to operate as a “virtual division” within a customer’s organization. We believe our in-depth understanding of embedded systems and technology provides customers with specialized competitive solutions, earning RadiSys a strong incumbent position for future system development projects.

We believe that we have developed a unique and valuable portfolio of technology and intellectual property associated with our standards-based and other solutions that provides us a competitive advantage. Our objective is to retain the rights to technology developed during the design process. In some cases, we agree to share technology rights, manufacturing rights, or both, with the customer. However, we generally retain nonexclusive rights to use any shared technology.

Sales, Marketing, and Service

Our products are sold through a variety of channels, including direct sales, distributors and sales representatives. The total direct sales and marketing headcount was 101 as of January 30, 2009. We use our dedicated cross-functional teams to develop long-term relationships with our customers. Our cross-functional teams include sales, application engineering, marketing, program management, supply chain management and design engineering. Our teams collaborate with our customers to combine their development efforts in key areas of competency with our standards-based or perfect-fit solutions to achieve higher quality, lower development and product cost and faster time to market for their products.

We market and sell our products in North America, the Europe, Middle East and Africa (“EMEA”) region, and the Asia Pacific region. In each of these geographies, products are sold principally through a direct sales force with our sales resources located in the U.S., Canada, Europe, Israel, China and Japan. In addition, in each of these geographies we make use of an indirect distribution model and sales representatives to access additional customers. In 2008, global revenues were comprised geographically of 32.5% from North America, 37.0% from EMEA and 30.5% from Asia Pacific. See Note 20 of the Notes to the Consolidated Financial Statements for financial information by geographic area.

We believe that along with providing our customers competitive time to market, low-cost and high-quality products, our global services organization’s detailed involvement, beginning early in the product life-cycle, reduces our customers’ product risks. Service areas include warranty, repair, integration, training as well as product upgrades and enhancements in some our next-generation ATCA products.

Manufacturing Operations

We utilize a combination of internal and outsourced manufacturing. Total manufacturing operations headcount was 309 as of January 30, 2009. We currently manufacture approximately 15% of our own products and intend to continue to shift manufacturing to third party contract manufacturers located in low cost regions.

We have an automated ISO9001 certified plant in Hillsboro, Oregon that provides board and systems assembly and testing. This plant includes an automated Surface Mount Technology (“SMT”) line which allows double-sided board assembly. Because many of our products typically have long life reliability requirements, they must undergo particularly rigorous stress testing.

We also have an integration facility in Burnaby, British Columbia, which is responsible for the final integration, testing and delivery of Media Server systems. This organization works closely with our contract manufacturer to oversee the manufacturing process and functionally test all hardware components of an end system.

In addition to the facilities where we manufacture, integrate and test our products, we also utilize our offices in Shenzhen, China and Penang, Malaysia to oversee the manufacturing conducted by our contract manufacturing partners in these regions. The oversight includes supply chain management as well as quality control.

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

We increasingly rely on contract manufacturers for certain RadiSys products. Alternative sources of manufacturing services for the RadiSys products, including transitioning the products, could require significant time and resources to establish. In addition, any decline in the quality of components supplied by our vendors or products produced by our contracting manufacturing partners could adversely impact our reputation and business performance.

Backlog

As of December 31, 2008, our backlog was approximately $34.4 million, compared to $33.8 million as of December 31, 2007. We include in our backlog statistic all purchase orders scheduled for delivery within 12 months.

Intellectual Property

We hold 32 U.S. and 28 foreign utility patents, two U.S. design patents and have five U.S. and 13 foreign patent applications pending. We also rely on trade secrets, know how and rapid time to market for protection and leverage of our intellectual property. We have, from time to time, been made aware of others in the industry who assert exclusive rights to certain technologies, usually in the form of an offer to license certain rights for fees or royalties. Our policy is to evaluate such claims on a case-by-case basis. We may seek to enter into licensing agreements with companies having or asserting rights to technologies if we conclude that such licensing arrangements are necessary or desirable in developing specific products.

Employees

As of January 30, 2009, we had 826 employees, of which 669 were regular employees and 157 were agency temporary employees or contractors. We are not subject to any collective bargaining agreement, have never been subject to a work stoppage, and believe that we have maintained good relationships with our employees.

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

We have adopted Corporate Governance Guidelines for our Board of Directors and a Code of Conduct and Ethics (“the Code”) for our Board of Directors, our Chief Executive Officer, principal financial and accounting officers and other persons responsible for financial management and our employees generally. We also have charters for the Audit Committee, Compensation and Development Committee, Nominating and Corporate Governance Committee of our Board of Directors. Copies of the above-referenced documents may be obtained on our website (www.radisys.com), and such information is available in print to any shareholder who requests it.

We also utilize a third party compliance website, EthicsPoint®, to provide our employees with a simple, risk-free way to anonymously and confidentially report actual or suspected activities that may involve financial or criminal misconduct or violations of the Code. This webpage is hosted on EthicsPoint’s secure servers and is not part of our website or intranet.

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

There are many factors that affect our business and the results of our operations, many of which are beyond our control. The risks described in this Annual Report on Form 10-K for the year ended December 31, 2008, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Because of our dependence on certain customers, the loss of, or a substantial decline in sales to, a top customer could have a material adverse effect on our revenues and profitability.

For 2008 and 2007, we derived 59.7% and 66.0%, respectively, of our revenues from our five largest customers during these periods. These five customers were Nokia Siemens Networks, Philips Healthcare, Danaher, Agilent and Fujitsu. During 2008, revenues attributable to Nokia Siemens Networks were 43.5%. During 2007, revenues attributable to Nokia Siemens Networks were 44.8%. Because of our significant customer concentration, our largest customers have additional pricing power over us. Further, a financial hardship experienced by, or a substantial decrease in sales to, any one of our customers could materially affect our revenues and profitability. Generally, these customers are not the end-users of our products. If any of these customers’ efforts to market the products we design and manufacture for them or the end products into which our products are incorporated are unsuccessful in the marketplace or if these customers experience a decrease in demand for such products, our design wins, sales and/or profitability will be significantly reduced. Furthermore, if these customers experience adverse economic conditions in the end markets into which they sell our products, we would expect a significant reduction in spending by these customers in addition to increasing our exposure to credit risk, which may limit our ability to collect. Some of these end markets are characterized by intense competition, rapid technological change and economic uncertainty and as such there is no guarantee that the revenues associated with the potential loss of a key customer will be replaced by the establishment of new business relationships. Our exposure to economic cyclicality and any related fluctuation in demand from these customers could have a material adverse effect on our revenues and financial condition.

Our operating results may be adversely impacted by worldwide political and macro- economic uncertainties and fears.

Recently general worldwide economic conditions have experienced a significant downturn due to the credit conditions impacted by factors such as the subprime-mortgage turmoil, slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity, the ongoing effects of the war in Iraq, recent international conflicts and terrorist and military activity, and the impact of natural disasters and public health emergencies. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products and services, which would lengthen sales cycles and, ultimately, reduce our revenues and profitability. Furthermore, during challenging economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. We cannot predict the timing, depth or duration of any economic slowdown or subsequent economic recovery, worldwide, or in the markets in which we operate. If the economy or markets in which we operate do not continue at their present levels, our business, financial condition and results of operations could be materially and adversely affected. All the aforementioned macro-economic challenges and conditions could negatively impact our results of operations.

We have shifted our business from predominately perfect fit (custom) solutions to more standards-based products, such as ATCA, IP Media Servers, and COM Express. This required substantial expenditures for R&D and if this strategy is not successful, our long-term revenues, profitability and financial condition could be materially and adversely affected

We have shifted our business from predominately perfect fit solutions, or custom, to more standards-based solutions, such as ATCA, IP Media Server, and COM Express products. We believe that over the next several years customers will continue to increasingly design their embedded computing platforms around standards-based architectures and increasingly source embedded solutions from third-party suppliers, such as RadiSys. However, there can be no assurance that this strategy will be successful and the current state of the economy could further delay or prolong the transition or adoption of standards-based products. This strategy required us to make substantial expenditures for R&D in new technologies, which were reflected as current expenses in our financial statements. There is no assurance that these new products and technologies will be accepted by all of our customers and, if accepted, how large the market will be for these products or what the timing will be for any meaningful revenues. Customers may not choose to use standards-based products to the extent that we are projecting or in the timeframe that we are projecting, and if customers instead continue to use perfect fit architectures when designing their systems, we may not be well positioned to receive orders for such projects, or if we do receive such orders, they may not be profitable given our operational focus on standards-based solutions. If we are unable to successfully develop and sell standards-based products to our customers, our revenues, profitability and financial condition could be materially adversely affected. Additionally, if we successfully develop standards-based products we may incur incremental R&D expenses as we tailor the standards-based products for our customers. Furthermore, we are building standards-based products to meet industry standards that define the basis of compatibility in the operation and communication of a system supported by different vendors. Those standards constantly change and new competing standards emerge. The development or adaptation of products and technologies requires us to commit financial resources, personnel and time significantly in advance of sales. In order to compete, our decisions with respect to those commitments must accurately anticipate, sometimes two years or more in advance, both future demand and the technologies that will gain market acceptance to meet that demand.

Our projections of future revenues and earnings are highly subjective and may not reflect future results which could cause volatility in the price of our common stock.

We have contracts with most of our major customers but these contracts do not commit them to purchase a minimum amount of our products. These contracts generally require our customers to provide us with forecasts of their anticipated purchases. However, our experience indicates that customers can change their purchasing patterns quickly in response to market demands, changes in their management or strategy, among other factors, and therefore these forecasts may not be relied upon to accurately forecast sales. From time to time we provide projections to our shareholders and the investment community of our future sales and earnings. Since we do not have long-term purchase commitments from our major customers and the customer order cycle is short, it is difficult for us to accurately predict the amount of our sales and related earnings in any given period. Our projections are based on management’s best estimate of sales using historical sales data, information from customers and other information deemed relevant. These projections are highly subjective since sales to our customers can fluctuate substantially based on the demands of their customers and the relevant markets. Our period to period revenues have varied in the past and may continue to vary in the future. Unanticipated reductions in purchase orders from our customers may also result in our having to write off excess or obsolete inventory. In addition and as stated above, we have a high degree of customer concentration. Any significant change in purchases by any one of our large customers can significantly affect our sales and profitability.

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

The price of our common stock may be adversely affected by numerous factors, such as general economic and market conditions, changes in analysts’ estimates regarding earnings as well as factors relating to the commercial systems and communication networking markets in general. We cannot accurately forecast all of the above factors. As a result, we believe that period-to-period comparisons may not be indicative of future operating results. Our operating results in any future period may fall below the expectations of public market analysts or investors.

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

We have historically estimated the revenue from design wins, which can represent up to three years of revenue once product development has ramped into production. If a design win actually ramps into production, the average ramp into production begins about 12 to 18 months after the initial design win, although some more complex projects can take up to 24 months or longer. After that, there is an additional time lag from the start of production ramp to peak revenue. Not all design wins ramp into production and, even if a design win ramps into production, the volumes derived from such projects may be less than we had originally estimated. Products related to design wins are sometimes canceled or delayed, or can perform below original expectations, which can adversely impact anticipated revenues and profitability. In particular, the volumes and time to production ramp associated with new design wins depend on the adoption rate of new technologies in our customers’ end markets, especially in the communications networking sector. Program delays or cancellations could be more frequent during times of meaningful economic downturn. Should technologies such as Voice over IP, IP Multimedia Subsystem, 3G wireless technologies, IPTV, advanced multimedia applications and other emerging technologies not be adopted as fast as we or our customers anticipate, actual volumes from new design wins may be lower than we are expecting, which could adversely affect our revenue and gross margin.

Our business depends on conditions in the communications networking and commercial systems markets. Demand in these markets can be cyclical and volatile, and any inability to sell products to these markets or forecast customer demand due to unfavorable or volatile market conditions could have a material adverse effect on our revenues and gross margin.

We derive our revenues from a number of diverse end markets, some of which are subject to significant cyclical changes in demand. In 2008, we derived 78.5% and 21.5% of our revenues from the communications networking and commercial systems markets, respectively. In 2007, we derived 76.0% and 24.0% of our revenues from the communications networking and commercial systems markets, respectively. We believe that our revenues will continue to be derived primarily from these two markets. Communications networking revenues include, but are not limited to, sales to Alcatel Lucent, Aspect Telecom, Avaya, Bigband Networks, British Telecom, Cisco Systems, Comverse, Danaher, Fujitsu, Hewlett Packard, Huawei Technologies Co., IBM, IP Access, Italtel, Kineto Wireless, Italtel, NEC, Nokia Siemens Networks, Nortel, West Corporation, and ZTE. Commercial systems revenues include, but are not limited to, sales to Agilent Technologies, Arrow Electronics, Danaher, Miltope, Mindray, Philips Healthcare, Siemens Medical and Universal Instruments. Generally, our customers are not the end-users of our products. If our customers experience adverse economic conditions in the end markets into which they sell our products, we would expect a significant reduction in spending by our customers. Some of these end markets are characterized by intense competition, rapid technological change and economic uncertainty. Our exposure to economic cyclicality and any related fluctuation in customer demand in these end markets could have a material adverse effect on our revenues and financial condition. We are expanding into applications either through new product development projects with our existing customers or through new customer relationships, but no assurance can be given that this strategy will be successful.

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

In addition, customer demand for our products is subject to significant fluctuation. A prolonged economic downturn in the business or geographic areas in which we sell our products could reduce demand for our products and result in a decline in our revenue, gross margin and overall profitability. Volatility and disruption of financial and credit markets could limit our customers’ ability to obtain adequate financing to maintain operations and invest in network infrastructure and therefore could also reduce demand for our products and result in a decline revenue, gross margin and overall profitability. If we overestimate demand, we may experience underutilized capacity and excess inventory levels. As such, if we underestimate demand, we may miss sales opportunities and incur additional costs for labor overtime, equipment overuse and logistical complexities. Unexpected decreases in customer demand or our inability to accurately forecast customer demand could also result in increases in our adverse purchase commitment liability and have a material adverse effect on our gross margins and profitability.

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

We depend on a few suppliers, or in some cases one supplier, for a continuing supply of the components we use in the manufacture of our products and any disruption in supply could adversely impact our financial performance. For example, we currently solely rely on Intel for the supply of some microprocessors and other components. Alternative sources of components that are procured from one supplier or a limited number of suppliers would be difficult to locate and/or would require a significant amount of time and resources to establish. We have in the past experienced and may in the future experience difficulty obtaining adequate quantities of key components used in certain of our products, which have resulted and may result in delayed or lost sales. In addition, current economic conditions expose us to an increased risk of vendor insolvency, which, given our reliance upon a limited supply base, could result in an inability to procure adequate quantities of materials and components to meet our customers’ demand and/or ability to procure the quality of materials and components our customers require.

We also rely on contract manufacturers. In 2008, contract manufacturers provided approximately 85% of all of our unit volume, most of which was attributable to Foxconn and Jabil. Furthermore, we intend to continue transferring manufacturing capabilities to our contract manufacturers in the future, and there is no guarantee that these transitions will be successful and timely. In addition, if these third party manufacturers fail to adequately perform, our revenues and profitability could be adversely affected. Among other things, inadequate performance by our contract manufacturers could include the production of products that do not meet our quality standards or schedule and delivery requirements and could cause us to manufacture products internally or seek additional sources of manufacturing. Additionally, if our contract manufacturers are responsible for a patent or copyright infringement (including through the supply of counterfeit parts), we may or may not be able to hold them responsible and we may incur costs in defending claims or providing remedies. Such infringements may also cause our customers to abruptly discontinue selling the impacted products, which would adversely affect our net sales of those products, and could affect our customer relationships more broadly. In addition, alternative internal or external sources of manufacturing for our products could require significant time and resources to establish or transition.

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

We also compete with a number of companies and divisions of companies that focus on providing embedded solutions, including, but not limited to, Advantech Co., AudioCodes, a division within Emerson, a division within General Electric Company, Hewlett-Packard, Interphase, IBM, Kontron AG, Mercury Computer Systems, Movius, and Sun Microsystems.

Because the embedded systems market is growing, the market is attracting new non-traditional competitors. These non-traditional competitors include contract manufacturers that provide design services and Asian-based original design manufacturers.

Some of our competitors and potential competitors have a number of significant advantages over us, including:

•	a longer operating history;

•	greater name recognition and marketing power;

•	preferred vendor status with our existing and potential customers;

•	significantly greater financial, technical, marketing and other resources, which allow them to respond more quickly to new or changing opportunities, technologies and customer requirements;

•	broader product and service offering to provide more complete and valued solutions; and

•	lower cost structures which, among other things, could include different accounting principles relative to U.S. generally accepted accounting principles (“GAAP”).

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

We have incurred, and may in the future incur, restructuring and other charges, the amounts of which are difficult to predict accurately.

From time to time, we seek to optimize our operational capabilities and efficiencies and focus our efforts and expertise through business restructurings. In the future we may decide to further restructure our operations, and possible adverse consequences related to such actions may include various charges for such items as idle capacity, disposition costs, severance costs, loss of propriety information and in-house knowledge. We may be unsuccessful in any of our current or future efforts to restructure our business. Our restructuring activities may have a material adverse effect upon our business, financial condition or results of operations.

Our international operations expose us to additional political, economic and regulatory risks not faced by businesses that operate only in the United States.

In 2008 and 2007, as measured by delivery destination, we derived 1.6% and 2.1%, respectively, of our revenues from Canada and Mexico, 37.0% and 40.6%, respectively, of our revenues from EMEA and 30.5% and 26.8%, respectively, from Asia Pacific. For the year ended December 31, 2008, approximately 78% of our unit volume consisted of products manufactured by our China contract manufacturer. During 2006, we completed the acquisition of Convedia, which includes significant operations in Burnaby, British Columbia. Also, in September 2007, we acquired assets from Intel that include operations in Malaysia. In January 2008, we opened an office in Penang, Malaysia, which houses operational staff to support our Malaysian contract manufacturer as well as a small group of support and design engineers. As a result of all these activities, we are subject to worldwide economic and market conditions risks generally associated with global trade, such as fluctuating exchange rates, tariff and trade policies, domestic and foreign tax policies, foreign governmental regulations, political unrest, wars and other acts of terrorism and changes in other economic conditions. These risks, among others, could adversely affect our results of operations or financial position. Additionally, some of our sales to overseas customers are made under export licenses that must be obtained from the U.S. Department of Commerce. Protectionist trade legislation in either the United States or other countries, such as a change in the current tariff structures, export compliance laws, trade restrictions resulting from war or terrorism, or other trade policies could adversely affect our ability to sell or to manufacture in international markets. Additionally, U.S. federal and state agency restrictions imposed by the Buy American Act or the Trade Agreement Act may apply to our products manufactured outside the United States. Furthermore, revenues from outside the United States are subject to inherent risks, including the general economic and political conditions in each country. As a result of the recent financial crisis and tightening of the credit markets, our customers and suppliers may face issues gaining timely access to sufficient credit, which could impair our customers’ ability to make timely payments to us and could cause key suppliers to delay shipments and face serious risks of insolvency. These risks, among others, could adversely affect our results of operations or financial position.

Our ability to procure contracts, maintain and increase revenues in foreign markets may be negatively impacted by increasing protectionism of foreign governments.

Some foreign governments have come under increased pressure to protect their domestic economy and national security. Economic and security concerns have resulted in increasing protectionism that excludes foreign market participants from successfully procuring contracts and gaining sales in foreign markets. As a result, our revenues could decrease and business and operating results could be adversely affected.

If we are unable to generate sufficient income in the future, we may not be able to fully utilize our net deferred tax assets or support our current levels of intangible assets on our balance sheet.

We cannot provide assurance that we will generate sufficient taxable income to fully utilize our net deferred tax assets, which were $56.4 million as of December 31, 2008. We may not generate sufficient taxable income due to earning lower than forecasted net income or incurring charges associated with unusual events, such as restructurings and acquisitions. Accordingly, we may record a full valuation allowance against the deferred tax assets if our expectations of future taxable income are not achieved. On the other hand, if we generate taxable income in excess of our expectations, the valuation allowance may be reduced accordingly. We also cannot provide assurance that future income will support the carrying amount of our remaining intangible assets, which were $19.8 million as of December 31, 2008, and therefore, we may incur an impairment charge in the future.

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

Changes to the inputs used to value our share based awards, could adversely affect our operating results.

In accordance with SFAS 123R, Share-Based Payment, we are required to recognize the fair value of stock options and other share-based payment compensation to employees as compensation expense in the statement of income. Option pricing models require the input of highly subjective assumptions, including the expected stock price, stock price volatility, expected life and forfeiture rate of such options. We base our estimates on historical experience as well as other assumptions management believes to be reasonable under the circumstances at the time of updating our assumptions. Accordingly, actual results may differ significantly from these estimates, which could have a material impact on our financial position and results of operations. Given the unpredictable nature and current significant volatility of the “Black-Scholes” variables and other management assumptions such as number of options to be granted, underlying strike price and associated income tax impact, share based payment costs may differ from estimates as well as increase in future periods.

Total share-based compensation expense decreased for the year end December 31, 2008, as compared to the year ended December 31, 2007, however our stock price volatility has increased during the fourth quarter of 2008, which along with unfavorable changes in the other assumptions used to value our share based payment arrangements could result in future increased costs. Any such increase will be driven by significant fluctuations to the inputs used in applying our Black-Scholes valuation model, which may have a material impact on our operating results.

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

As of December 31, 2008, we had 2.1 million outstanding stock options awarded to our employees with an average grant price of $15.46. In addition, approximately 97% of outstanding options were issued at a price above the closing price of our stock on December 31, 2008. If our stock price continues to decline, our stock option program will become ineffective as an incentive to retain key employees.

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

As of December 31, 2008, we had 972,000 outstanding stock options awarded to our executive management team with an average grant price of $14.68. As the average grant price of our outstanding options is greater than our current stock price, our stock option program may become less effective as an incentive to retain our current management team.

Our disclosure controls and internal control over financial reporting do not guarantee the absence of error or fraud.

Disclosure controls are procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that the information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal controls over financial reporting (“Internal Controls”) are procedures which are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Sales of a substantial number of shares of our common stock or other equity-related securities in the public markets could depress the market price of our common stock, and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock. As of December 31, 2008, we had $50.0 million aggregate principal amount of our 2013 convertible senior notes outstanding. The price of our common stock could be affected by possible sales of our common stock by investors who view convertible notes as a more attractive means of equity participation in our company and by hedging or arbitrage trading activity which we expect to occur involving our common stock.

The capped call transaction may affect the value of our common stock.

The capped call transaction, which we entered into with a hedge counterparty in connection with the issuance of our 2013 convertible senior notes, is expected to reduce the potential dilution upon conversion of the 2013 convertible senior notes in the event that the market value per share of our common stock, as measured under the terms of the capped call transaction, at the time of exercise is greater than the strike price of the capped call transaction, which corresponds to the initial conversion price of the notes and is subject to certain adjustments similar to those contained in the 2013 convertible senior notes. If, however, the market value per share of our common stock exceeds the cap price of the capped call transaction, as measured under the terms of the capped call transaction, the dilution mitigation under the capped call transaction will be limited, which means that there would be dilution to the extent that the then market value per share of our common stock exceeds the cap price of the capped call transaction.

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

In addition, we intend to exercise options we hold under the capped call transaction whenever 2013 convertible senior notes are converted. In order to unwind its hedge positions with respect to those exercised options, the counterparty or affiliates thereof expect to sell our common stock in secondary market transactions or unwind various derivative transactions with respect to our common stock during the period immediately prior to conversion of the 2013 convertible senior notes. We have also agreed to indemnify the hedge counterparty and affiliates thereof for losses incurred in connection with a potential unwinding of their hedge positions under certain circumstances.

The effect, if any, of any of these transactions and activities on the market price of our common stock will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the value of our common stock.

If the economic viability of our investment bank (UBS AG) deteriorates, we may incur permanent impairment charges which could negatively affect the company’s financial condition, cash flow and reported earnings.

We currently hold investments in auction rate securities (“ARS”), which are highly rated debt instruments with a long-term nominal maturity. The majority of our ARS represent interests in collateralized debt obligations supported by pools of government-backed student loans with Standard and Poors (“S&P”) AAA ratings or Moody’s Investor Service (“Moody’s”) Aaa ratings at the time of purchase. These investments had previously been classified as available-for-sale investments. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income.

Between December 31, 2007 and February 7, 2008, we sold at par value $10.0 million in ARS of the total ARS balance of $72.8 million which was held at December 31, 2007. During the first quarter of 2008, due to liquidity issues experienced in the global credit and capital markets, our remaining portfolio of ARS experienced multiple failed auctions as the amount of securities submitted for sale exceeded the amount of purchase orders. An auction failure, which is not a default in the underlying debt instrument, occurs when there are more sellers than buyers at a scheduled interest rate auction date and parties desiring to sell their auction rate securities are unable to do so. When an auction fails, the interest rate is adjusted according to the provisions of the associated security agreement, which may result in an interest rate that is higher than the interest rate the issuer pays in connection with successful auctions. We will not be able to liquidate the investments until a successful auction occurs, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature. Due to the uncertainty of when we will be able to liquidate the investments, we reclassified the investments to long-term assets during the first quarter of 2008.

During August of 2008, UBS AG, the parent company of the securities firm with which we hold our ARS, announced an offer to its clients holding ARS. Under this offer, UBS AG would issue Auction Rate Securities Rights to us. Subsequently, during the fourth quarter of 2008, we accepted the offer from UBS AG, which gave us a non-transferable right to require the bank to purchase, at par value, $62.7 million in ARS at any time between June 30, 2010 and June 30, 2012. The agreement allows UBS AG, to purchase the ARS before than June 30, 2010, but it is under no obligation to do so. If the bank has not purchased the investments by June 30, 2010, we plan to exercise our non-transferable right to require the purchase at that time. In addition, under the terms of the offer, we also became eligible for a demand line of credit of up to 75% of the market value of our ARS until the time of purchase. As of December 31, 2008, we had drawn $39.5 million under the terms of this agreement.

As a result of accepting the settlement right from UBS AG, in accordance with our policy as well as the provisions of SFAS No. 115, we transferred our ARS from available-for-sale to trading securities during the fourth quarter of 2008, as we plan to sell them on June 30, 2010. At the time of transfer, we recognized, in earnings, an unrealized loss in the amount of $11.5 million, based on our estimated valuation of our ARS at that time. Concurrently, we recognized, in earnings, an unrealized gain in the amount of $11.1 million, associated with our acceptance of the settlement right from UBS. This gain was due to our election of the fair value option under SFAS No. 159 – “The Fair Value Option for Financial Assets and Financial Liabilities” upon initial recognition of this right.

The fair value of both the settlement right and the ARS were derived based on estimates of their respective discounted cash flows. We considered various inputs to estimate future cash flows for our ARS at December 31, 2008, including the time believed to allow the market for such investments to recover, projected estimates of future interest income, as well premiums designed to account for liquidity and credit risks associated with our ARS holdings. For our non-transferable right, we considered inputs such as the issuer’s credit quality, expected term, and estimates of future risk free rates. Our valuation of both components of our ARS are contingent upon the financial viability of our investment bank and accordingly, we have assigned a credit risk component to our valuations based on market data available at the time of valuation. However, if market conditions change and our investment bank is unable to fulfil its commitment, we could incur a permanent impairment charge for the fair value assigned to our settlement right, which would materially and adversely affect our operating results and overall financial condition. Additionally, the inputs used in our valuation are based on managements’ estimates at the time of valuation and require significant judgment. If any of these inputs vary or market conditions change significantly, actual results may differ and our overall financial condition and operating results may be materially and adversely affected.

Conversion of our convertible senior notes will dilute the ownership interest of existing shareholders, including holders who have previously converted their convertible senior notes.

Upon conversion of our 2013 convertible senior notes, some or all of the ownership interests of existing shareholders may be diluted. Although the capped call transaction is expected to reduce potential dilution upon conversion of our 2013 convertible senior notes, the conversion of our 2013 convertible senior notes could still have a dilutive effect on our earnings per share to the extent that the price of our common stock exceeds the cap price of the capped call. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the anticipated conversion of our 2013 convertible senior notes into shares of our common stock could depress the price of our common stock.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Information concerning our principal properties at December 31, 2008 is set forth below:

Location	Type	Principal Use	Square Footage	Ownership
Hillsboro, OR	Office & Plant	Headquarters, marketing, manufacturing, distribution, research and engineering	129,885	Leased
	Land	Held for sale	214,664	Owned
Boca Raton, FL	Office	Marketing, research and engineering	26,211	Leased
Burnaby, Canada	Office	Marketing, research and engineering	32,890	Leased
Des Moines, Iowa	Office	Marketing, research and engineering	12,655	Leased
Dublin, Ireland	Office	Marketing and distribution	1,658	Leased
Penang, Malaysia	Office	Manufacturing support, research and engineering	18,164	Leased
Shanghai, China	Office	Research and engineering	13,078	Leased
Shenzhen, China	Office	Manufacturing support	857	Leased

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

	High	Low
2008
Fourth Quarter	$8.94	$4.01
Third Quarter	12.69	7.72
Second Quarter	10.70	8.02
First Quarter	14.00	8.95

2007
Fourth Quarter	$17.48	$11.71
Third Quarter	13.59	10.50
Second Quarter	16.74	12.40
First Quarter	17.60	15.04

The closing price as reported on the NASDAQ Global Select Market on March 3, 2009 was $5.10 per share. As of March 3, 2009, there were approximately 279 holders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our outstanding common stock is held of record in broker “street names” for the benefit of individual investors.

Dividend Policy

We have never paid any cash dividends on our common stock and do not expect to declare cash dividends on the common stock in the foreseeable future. Our ability to pay dividends is restricted by our policy as well as the covenants arising from our line of credit agreement with Silicon Valley Bank. As such, we plan to retain all of our earnings to finance future growth.

Stock Price Performance Graph

The following graph sets forth our total cumulative shareholder return as compared to the return of the S&P 500 Index and the NASDAQ Computer Manufacturers Index for the period of December 31, 2003 through December 31, 2008. The graph reflects the investment of $100 on December 31, 2003 in our stock, the S&P 500 and in a published industry peer group index.

Total return also assumes reinvestment of dividends. As noted above, we have never paid dividends on our common stock. Historical stock price performance should not be relied upon as indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among RadiSys Corporation, The S&P 500 Index

And The NASDAQ Computer Manufacturers Index

	Cumulative Total Return
	12/2003	12/2004	12/2005	12/2006	12/2007	12/2008
RadiSys	100.00	115.83	102.79	98.81	79.43	32.78
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
NASDAQ Computer Manufacturers	100.00	104.95	98.58	122.27	151.90	73.66

Item 6.	Selected Financial Data

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Consolidated Statements of Operations Data
Revenues	$372,584	$325,232	$292,481	$260,234	$245,824
Gross margin	96,083	71,838	78,956	76,836	79,172
Income (loss) from operations	(76,464)	(28,124)	(22,229)	13,788	17,272
Income (loss) from continuing operations	(65,950)	(17,552)	(13,016)	15,958	13,011
Net income (loss)	(65,950)	(17,552)	(13,016)	15,958	13,011
Net income (loss) per common share:
Basic	$(2.92)	$(0.80)	$(0.62)	$0.79	$0.69
Diluted	$(2.92)	$(0.80)	$(0.62)	$0.68	$0.59
Weighted average shares outstanding (basic)	22,552	21,883	21,158	20,146	18,913
Weighted average shares outstanding (diluted)	22,552	21,883	21,158	24,832	23,823

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Consolidated Balance Sheet Data
Working capital	$66,067	$61,840	$161,575	$249,159	$186,634
Total assets	309,026	393,108	381,654	368,711	345,238
Long term obligations, excluding current portion	52,989	3,585	98,390	99,777	107,015
Total shareholders’ equity	157,468	219,976	223,455	217,843	191,233

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Financial Results—Total revenue was $372.6 million, $325.2 million and $292.5 million in 2008, 2007 and 2006, respectively. Backlog was approximately $34.4 million, $33.8 million and $21.7 million at December 31, 2008, 2007 and 2006, respectively. Backlog includes all purchase orders scheduled for delivery within 12 months. The increase in revenues during 2008 compared to 2007 was due to increases in revenues in the communications networking market of $45.4 million along with increased revenues of $2.0 million in the commercial systems market. The increase in revenues during 2007 compared to 2006 was due to increases in revenues in the communications networking and commercial systems markets of $29.5 million and $3.3 million, respectively. Revenues in the communications networking market increased from 2007 to 2008 primarily due to increases in next generation communication revenues from our Intel MCPD acquisition, for which a full year of revenues were realized, as well as increases in revenues from organic ATCA and media server products. Revenues in the commercial systems market increased slightly during 2008 compared to 2007, primarily due to increases within the other commercial submarket, which was partially offset by declines in revenues from the test and measurement and medical submarkets.

From a geographic perspective, from 2007 to 2008 non-U.S. revenues by delivery destination increased by $32.1 million. Specifically, revenues from the Asia Pacific region increased by $26.2 million in 2008 and represented 30.5% of total revenues, up from 26.8% in 2007. Additionally, revenues from the EMEA region increased $5.9 million and represented 37.0% of total revenues, down from 40.6% in 2007. Increased revenues in both the Asia Pacific and EMEA regions were driven by the addition of Asian Pacific and European customer revenues resulting from our MCPD acquisition. Increased sales to Nokia Siemens Networks further contributed to these increases. For the year ended December 31, 2008 revenues from North America increased by $15.3 million as compared to the same period in 2007, but remained flat as a percent of total revenues. The increase was due primarily to the addition of revenues from our MCPD acquisition as well as increased media server revenues.

Gross margins as a percentage of revenues were 25.8%, 22.1% and 27.0% for 2008, 2007 and 2006, respectively. The increase in gross margin as a percentage of revenues for the year ended December 31, 2008 compared to the same period in 2007 was primarily attributable to an increased mix of revenues from higher margin next generation communication products. This increase was further driven by operational improvements leading to lower excess and obsolete charges as well as increased leverage of fixed costs. In addition, gross margin improved favorably due to the absence of significant charges associated with the transition from our North Carolina manufacturer, which occurred in 2007.

During the year ended December 31, 2008, we also incurred a $67.3 million charge associated with the full impairment of our goodwill balances. A decline in our share price, during the fourth quarter of 2008, was considered a triggering event, which prompted us to perform an impairment analysis that ultimately led to the impairment charge. The charge was the result of our book value exceeding our fair value.

Net loss was $66.0 million, $17.6 million, $13.0 million in 2008, 2007 and 2006, respectively. Net loss per share was $2.92, $0.80 and $0.62 for 2008, 2007 and 2006, respectively. The net loss increased from 2007 to 2008, due primarily to the goodwill impairment charge totaling $67.3 million.

Cash and cash equivalents amounted to $74.0 million and $50.5 million at December 31, 2008 and December 31, 2007, respectively. The increase in cash and cash equivalents was primarily due to operating cash flows in the amount of $34.9 million, which were partially offset by cash outflows for financing in the amount of $15.1 million. Financing cash outflows were driven by repurchases of our convertible debt and offset partially by new borrowings on our revolving line of credit. Our investments totaled $72.8 million at December 31, 2007 and $62.3 million at December 31, 2008, which includes our ARS settlement right. The decrease is primarily due to sales of ARS in the first quarter of 2008.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon the Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and judgments that may affect the reported amounts of assets, liabilities, and revenues and expenses. On an on-going basis, management evaluates its estimates. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Adverse Purchase Commitments

We are contractually obligated to reimburse our contract manufacturers for the cost of excess inventory used in the manufacture of our products, for which there is no alternative use. Excess inventory is defined as raw materials or assemblies (“components”) used in the manufacture of our products for which the contract manufacturers’ on-hand and on-order quantities are in excess of the requirements derived from our current product forecast of customer demand. We are liable for excess inventory only to the extent that the contract manufacturer procures components to fulfill the manufacturing requirements as set forth in our current product forecast and agreed upon lead times and minimum order quantities. Unexpected decreases in customer demand or our inability to accurately forecast customer demand could result in increases in our adverse purchase commitment liability and have a material adverse effect on our profitability. Factors influencing the adverse purchase commitments liability include: changes in demand, rapid technological changes, product life cycle and development plans, component cost trends, product pricing, customer liability and physical deterioration. If actual market conditions are less favorable than those projected by management, we may incur additional expenses due to increases in our adverse purchase commitment liabilities. Our estimate for the adverse purchase commitments liabilities is based on the assumption that our customers comply with their current contractual obligations to us. If our customers experience a financial hardship or if we experience unplanned cancellations of customer contracts, the current adverse purchase commitments liabilities may be inadequate.

Estimates for adverse purchase commitments are derived from reports received on a quarterly basis from our contract manufacturers. Increases to this liability are charged to cost of goods sold. When and if we take possession of inventory reserved for in this liability, the liability is transferred from other liabilities to our excess and obsolete inventory valuation allowance. This liability, referred to as adverse purchase commitments, is provided for in other accrued liabilities in the accompanying balance sheets. Adverse purchase commitments amounted to $2.0 million and $1.9 million at December 31, 2008 and 2007, respectively.

Accrued Warranty

We provide for the estimated cost of product warranties at the time revenue is recognized. Our standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time, which is generally 24 months after shipment. The workmanship of our products produced by contract manufacturers is covered under warranties provided by the contract manufacturer for a specified period of time ranging from 12 to 15 months. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our estimated warranty obligation is based upon ongoing product failure rates, internal repair costs, contract manufacturing repair charges for repairs not covered by the contract manufacturer’s warranty, average cost per call and current period product shipments. If actual product failure rates, repair rates, service delivery costs, or post-sales support costs differ from our estimates, revisions to the estimated warranty liability would be required. Additionally, we accrue warranty costs for specific customer product repairs that are in excess of our warranty obligation calculation described above. Accrued warranty reserves are included in other accrued liabilities in the accompanying balance sheets.

Long-Lived Assets

Our long-lived assets include definite-lived intangible assets and property and equipment. The net balance of our definite-lived intangible assets and property and equipment at December 31, 2008 amounted to $19.8 million and $11.6 million, respectively.

In previous years our long-lived asset balance has included goodwill, which represents the excess of cost over the assigned value of the net assets in connection with prior acquisitions. Pursuant to SFAS No. 142, we are required to test goodwill for impairment at least annually. Additionally, we assess goodwill for impairment if any adverse conditions exist that would indicate impairment. Conditions that would trigger an impairment assessment, include, but are not limited to, (i) a significant decline in the Company’s market capitalization, (ii) a significant adverse change in legal factors or in the business climate that could affect the value of an asset, (iii) or an adverse action or assessment by a regulator. The Company is considered one reporting unit. As a result, goodwill impairment testing is performed at the reporting unit level in a two-step process, which consists of, first, comparing the Company’s fair value to its carrying value, including goodwill. If the Company’s fair value exceeds its carrying value, applicable goodwill is not considered to be impaired. If the Company’s carrying value exceeds its fair value, there is an indication of impairment, in which case we would perform the second step, including a further and more detailed analysis in order to corroborate any such impairment.

In accordance with SFAS No. 142, our annual goodwill impairment test was performed during the third quarter of 2008. General economic conditions combined with the resulting decline in the Company’s stock price, were considered triggering events that required us to re-perform our goodwill impairment test at the end of the fourth quarter of 2008. To perform the test, a fair value for the Company was estimated primarily based on the market approach, using the market capitalization method. An impairment loss was then calculated based on an allocation of the fair value of the Company to the fair value of the Company’s assets and liabilities in a manner similar to a purchase price allocation in a business combination. This resulted in an impairment charge representing the entire balance of goodwill, which totaled $67.3 million, net of adjustments and as of December 31, 2008 we had no remaining indefinite lived intangible assets.

Intangible assets, net of accumulated amortization, primarily consist of acquired patents, completed technology, technology licenses, trade names and customer lists. Intangible assets are being amortized on a straight-line basis over estimated useful lives ranging from one to ten years. Property and equipment, net of accumulated depreciation, primarily consists of office equipment and software, manufacturing equipment, leasehold improvements and other physical assets owned by RadiSys. Property and equipment are being depreciated or amortized on a straight-line basis over estimated useful lives ranging from one to 15 years. We assess impairment of intangible assets and property and equipment whenever conditions indicate that the carrying values of the assets may not be recoverable.

Conditions that would trigger a long-lived asset impairment assessment include, but are not limited to, a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator. If we determine that a long-lived asset impairment assessment is required, we must determine the fair value of the asset, which is determined based on the associated value of estimated future cash flows. We would estimate future cash flows using assumptions about our expected future operating performance. Our estimates of future cash flows may differ from actual cash flow due to, among other things, technological changes, economic conditions or changes to our business operations. Impairments would be recognized in operating results to the extent that the carrying value exceeds this calculated fair value of the long-lived assets.

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

The triggering events that resulted in the impairment analysis of goodwill were also considered triggering events that required us to perform an impairment test of our long lived assets at the end of the fourth quarter of 2008. For our long lived assets, we determined no impairment existed. However, during the analysis we noted that the benefit associated with certain of our intangible assets exceeded their remaining depreciable lives and therefore we adjusted their remaining depreciable lives prospectively. See Note 9 of the Notes to the Consolidated Financial Statements for additional details regarding these changes in accounting estimate.

Income Taxes

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. We record a valuation allowance to reduce deferred tax assets to the amount expected to “more likely than not” be realized in our future tax returns. Should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, adjustments to the valuation allowance for deferred tax assets may be required. The net deferred tax assets amounted to $56.4 million as of December 31, 2008. As of December 31, 2008 we estimate utilization of the net deferred tax assets will require that we generate approximately $56.0 million and $41.5 million in taxable income in the United States and Canada, respectively, prior to the expiration of net operating loss and tax credit carryforwards which will occur between 2009 and 2028. We have considered future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would increase the valuation allowance and make a corresponding charge to earnings in the period in which we make such determination. Likewise, if we later determine that we are more likely than not to realize the net deferred tax assets, we would reverse the applicable portion of the previously provided valuation allowance. All future reversals of the valuation allowance would result in a benefit in the period recognized.

Allowance for Doubtful Accounts

We have a relatively small set of multinational customers that typically make up the majority of our accounts receivable balance. Our allowance for doubtful accounts is determined using a combination of factors to ensure that our trade receivables balances are not overstated. We record reserves for individual accounts when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, our estimates of the recoverability of receivables would be further adjusted. At December 31, 2008, 39.8% of our accounts receivable was due from our two largest customers. If one of these large customers or a number of our smaller customers files for bankruptcy or otherwise is unable to pay the amounts due to us, the current allowance for doubtful accounts may not be adequate. During the years ended December 31, 2008 and 2007, there were no significant account balances reserved for and the allowance for doubtful accounts increased by $86,000 as a result of additional provisions partially offset by the write-off of previously specifically-identified account balances.

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

	For the Years Ended December 31,
	2008	2007	2006
Hardware	$356,228	$310,001	$280,720
Software royalties and licenses	10,382	9,440	6,193
Software maintenance	3,093	2,876	1,402
Engineering and other services	2,881	2,915	4,166

Total revenues	$372,584	$325,232	$292,481

Hardware

Revenue from hardware products where software is incidental is recognized in accordance with Staff Accounting Bulletin (“SAB”) 104. Under our standard terms and conditions of sale, we transfer title and risk of loss to the customer at the time product is shipped to the customer and revenue is recognized accordingly, unless customer acceptance is uncertain or significant obligations remain. We reduce revenue for estimated customer returns for rotation rights as well as for price protection rights according to agreements with our distributors. The amount of revenues derived from these distributors as a percentage of total revenues was 15.2%, 9.9% and 3.4% for the years ended December 31, 2008, 2007 and 2006, respectively.

The software content included in hardware products such as our ATCA systems, certain MCPD products and CMS solutions are considered to be more than incidental and our ATCA arrangements generally include multiple elements such as hardware, technical support services as well as specified software upgrades or enhancements. As such, the revenue associated with these products is recognized in accordance with Statement of Positions (“SOP”) 97-2 Software Revenue Recognition (“SOP 97-2”).

Software royalties and licenses

Revenue from Software royalties and licenses is recognized in accordance with SOP 97-2. Revenue from customers for prepaid, non-refundable software royalties is recorded when the revenue recognition criteria have been met. Revenue for non-prepaid royalties is recognized at the time the underlying product is shipped by the customer paying the royalty. We recognize software license revenue at the time of shipment or upon delivery of the software provided all relevant revenue recognition criteria have been met and vendor-specific objective evidence exists to allocate the total fee to all delivered and undelivered elements of the arrangement. We defer revenue on arrangements including specified software upgrades until the specified upgrade has been delivered.

Software maintenance

Software maintenance services are recognized as earned on the straight-line basis over the terms of the contract in accordance with SOP 97-2. The fair value of our post-contract support has been determined by renewal rates within the Company’s support agreements as well as the actual amounts charged to customers for renewal of their support services.

Engineering and other services

Engineering services revenue is recognized upon completion of certain contractual milestones and customer acceptance of the services rendered in accordance with SOP 81-1 Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”). Other services revenues include hardware repair services and custom software implementation projects. Hardware repair services revenues are recognized when the services are complete. Software implementation revenues are recognized upon completion of certain contractual milestones and customer acceptance of the services rendered.

Deferred income

Deferred income represents amounts received or billed for the following types of transactions:

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

•

Undelivered elements of an arrangement—Certain software sales include specified free upgrades and enhancements to an existing product. Revenue for such products is deferred until the future obligation is fulfilled.

•

Service sales—Certain sales are made for products and related service where the fair value of the service cannot be determined. Revenues for such sales are deferred until service obligations represent the only undelivered element, at which point revenues are recognized ratably over the requisite service period. The Company limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services or subject to customer-specified return or refund privileges.

Stock-based Compensation

Equity instruments are granted to employees, directors and consultants in certain instances, as defined in the respective plan agreements. In 2008, 2007, and 2006, we issued stock options, restricted stock, and stock to our employees under our employee stock purchase plan (“ESPP”).

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

We continue to use the Black-Scholes model to measure the grant date fair value of stock options and ESPP shares. The grant date fair value of stock options that are expected to vest is recognized on a straight-line basis over the requisite service period, which is equal to the option vesting period, which is generally three years. The grant date fair value of ESPP shares that are expected to vest is recognized on a straight-line basis over the requisite service period, which is generally 18 months, subject to modification at the date of purchase due to the ESPP look-back feature. The grant date fair value of restricted stock is equal to the closing price of RadiSys shares as quoted on the NASDAQ Global Select Market on the date of grant. The grant date fair value of restricted stock that are expected to vest is recognized on a straight-line basis over the requisite service period, which is 3 years. The estimate of the number of options, ESPP shares and restricted stock expected to vest is determined based on historical experience.

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

Determining the appropriate fair value model and, as noted above, calculating the fair value of equity instruments associated with our employee benefit plans require the input of highly subjective assumptions. The assumptions used in calculating the fair value of these equity instruments represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 19 to the Consolidated Financial Statements for a further discussion on stock-based compensation.

Derivatives

During 2008, we began to enter into forward foreign currency exchange contracts to reduce the impact of foreign currency exchange risks where natural hedging strategies could not be effectively employed.

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

Results of Operations

The following table sets forth certain operating data as a percentage of revenues for the years ended December 31, 2008, 2007 and 2006.

	For the Years Ended December 31,
	2008	2007	2006
Revenues	100.0%	100.0%	100.0%
Cost of sales:
Cost of sales	70.3	73.3	73.0
Amortization of purchased technology	3.9	4.6	—

Total cost of sales	74.2	77.9	73.0

Gross margin	25.8	22.1	27.0
Research and development	13.2	14.2	14.2
Selling, general, and administrative	13.6	14.7	13.5
Intangible assets amortization	1.2	1.4	2.1
In-process research and development charge	—	—	4.8
Goodwill impairment charge	18.1	—	—
Restructuring and other charges	0.2	0.4	0.0

Loss from operations	(20.5)	(8.6)	(7.6)
Interest expense	(0.7)	(0.5)	(0.6)
Interest income	0.8	2.0	3.2
Other income (expense), net	0.2	(0.1)	0.3

Loss from continuing operations before income tax benefit	(20.2)	(7.2)	(4.7)
Income tax benefit	(2.5)	(1.8)	(0.3)

Net loss	(17.7)%	(5.4)%	(4.4)%

Comparison of Year 2008 and Year 2007

Revenues. Revenues increased by $47.4 million, or 14.6%, from $325.2 million in 2007 to $372.6 million in 2008. The increase in revenues during the year ended December 31, 2008 compared to the year ended December 31, 2007 was driven by increases in revenues in the communications networking and commercial systems markets of $45.4 million and $2.0 million, respectively.

Revenues in the communications networking market increased in 2008 compared to 2007 primarily due to increases in next generation communication revenues from our Intel MCPD acquisition, for which a full year of revenue was realized, as well increases in revenues from organic ATCA and media server products. Offsetting these increases, were decreased revenues from legacy enterprise products in the IP networking and messaging markets, as various legacy enterprise products approach end of life.

Revenues in the commercial systems market increased slightly during 2008 as compared to 2007, primarily due to increases within the other commercial submarket, which offset decreased revenues in the industrial automation, medical, and test and measurement submarkets.

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

From a geographic perspective, for the year ended December 31, 2008 compared to the same period in 2007, the percentage of non-US revenues by delivery destination remained relatively flat. Revenues as measured by destination in the Asia Pacific region increased by $26.2 and represented 30.5% of total revenues up from 26.8% in 2007. Revenues in the EMEA region increased by $5.9 million in 2008, however, as a percent of total revenues decreased to 37.0% in 2008, down from 40.6% in 2007. Increased revenues from both the Asia Pacific and EMEA regions were driven by the addition of Asian Pacific and European customer revenues resulting from our MCPD acquisition. Increased sales to Nokia Siemens Networks further contributed to these increases. For the year ended December 31, 2008 revenues from North America increased by $15.3 million compared to the same period in 2007. This increase is primarily due to the addition of revenues from our MCPD acquisition as well as increased revenues from the media server revenues.

We currently expect continued fluctuations in the percentage of revenue from each geographic region. Additionally, we expect non-U.S. revenues to remain a significant portion of our revenues.

Gross margins as a percentage of revenues were 25.8% and 22.1% for 2008 and 2007, respectively. The increase in gross margin as a percentage of revenues for the year ended December 31, 2008 compared to the same period in 2007 was primarily attributable to an increased mix of revenues from higher margin next generation communication products. This increase was further driven by operational improvements ultimately leading to lower excess and obsolete charges as well as increased leverage of fixed costs.

Research and Development. R&D expenses consist primarily of salary, bonuses and benefits for product development staff, and cost of design and development supplies and equipment, net of reimbursements for non-recurring engineering services. R&D expenses increased $3.1 million, or 6.7%, from $46.2 million in 2007 to $49.3 million in 2008. The increase for the year ended December 31, 2008 compared to the same period in 2007 was primarily driven by the addition of the MCPD business, which includes increased headcount as well as stock-based compensation expense. The increase was further driven by increased incentive compensation costs. These increases were partially offset by decreased salary and related costs resulting from the restructuring activities undertaken in the second quarter of 2008, as well as conscious efforts to manage R&D spending.

Selling, General, and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of salary, commissions, bonuses and benefits for sales, marketing, executive, and administrative personnel, as well as professional services and costs of other general corporate activities. SG&A expenses increased $3.0 million, or 6.2%, from $47.9 million in 2007 to $50.8 million in 2008. The increase for the year ended December 31, 2008 compared to the same period in 2007 is primarily due to increased incentive compensation and sales commission costs, including direct representative costs. These increases in costs are primarily the result of increased revenue, new design wins and improved operating results. The increase in SG&A year over year was also attributable to the employee and related costs of the MCPD acquisition.

Stock-based Compensation Expense. Stock-based compensation expense for the year ended December 31, 2008 consists of amortization of stock-based compensation associated with stock options, restricted stock and ESPP shares unvested and outstanding on January 1, 2006 and new stock options, restricted stock and ESPP shares granted for the year ended December 31, 2008. During the year ended December 31, 2008, the Company incurred $9.6 million in stock-based compensation. During the year ended December 31, 2007, we incurred $9.9 million in stock-based compensation expense.

We recognized stock-based compensation expense as follows (in thousands):

	2008	2007
Cost of sales	$1,031	$971
Research and development	3,001	2,793
Selling, general, and administrative	5,584	6,117

Total stock-based compensation expense	$9,616	$9,881

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

We recognized deferred compensation expense as follows (in thousands):

	2008	2007
Cost of sales	$—	$67
Research and development	—	426
Selling, general, and administrative	—	757

Total deferred compensation expense	$—	$1,250

Intangible Assets Amortization. Intangible assets consist of purchased technology, patents and other identifiable intangible assets. We reclassified certain amortization in 2007 to cost of sales based on our view that the intangibles are associated with product costs and our revenue-generating process. Amortization of purchased technology for prior periods is considered immaterial and has not been adjusted. Intangible assets amortization expense included in results of operations was $4.6 million and $4.4 million in 2008 and 2007, respectively. Intangible assets amortization increased primarily due to the amortization of purchased technology, for which the impact of a full year was realized. We perform reviews for impairment of the purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Restructuring and Other Charges. We evaluate the adequacy of the accrued restructuring and other charges on a quarterly basis. As a result, we record certain reclassifications and reversals to the accrued restructuring and other charges based on the results of the evaluation. The total accrued restructuring and other charges for each restructuring event are not affected by reclassifications. Reversals are recorded in the period in which we determine that expected restructuring and other obligations are less than the amounts accrued. Tables summarizing the activity in the accrued liability for each restructuring event are contained in Note 11 of the Notes to the Consolidated Financial Statements. During 2008 and 2007, we recorded restructuring and other charges and reversals as described below.

First Quarter 2007 Restructuring. During the first quarter of 2007, we incurred employee-related expenses associated with certain engineering realignments. The costs incurred in this restructuring event are associated with employee termination benefits, including severance and medical benefits. All restructuring activities were completed by September 30, 2007. In 2007, we incurred $158,000 of employee-related, net expenses. No such charges were incurred during 2008.

Second Quarter 2007 Restructuring. During the second quarter of 2007, we incurred employee-related expenses associated with skill set changes for approximately 20 employees. The changes involved creating an integrated structure with our media server business along with some skill set changes in certain selling, general and administrative and engineering groups. The costs incurred in this restructuring event include employee severance and medical benefits. In 2007, we incurred $1.3 million of employee-related, net expenses. No additional charges related to this restructuring event were incurred in the year ended December 31, 2008. All restructuring activities were completed by March 31, 2008.

Second Quarter 2008 Restructuring. During the second quarter of 2008, we initiated a restructuring plan that included the elimination of 23 positions primarily initiated with the intent to return our engineering spend to levels which align with targeted profitability as well as refocus our skill sets in order to promote new product growth and provide enhanced service and support to existing customers. During 2008, we incurred $598,000 of employee-related expenses as part of this restructure. We expect to complete all activities associated with the restructuring by March 31, 2009.

Interest Expense. Interest expense includes interest incurred on our convertible notes and the Company’s new lines of credit. Interest expense increased $1.0 million, or 61.0%, from $1.7 million in 2007 to $2.7 million in 2008. The increase in interest expense in 2008 compared to 2007 was due to the issuance of $55.0 million of our 2013 convertible senior notes with an interest rate of 2.75% on February 6, 2008, along with interest charges incurred from borrowings on our revolving line of credit.

Interest Income. Interest income decreased $3.3 million, or 52.2%, from $6.4 million in 2007 to $3.1 million in 2008. Interest income decreased as a result of a lower average balance of cash, cash equivalents and investments during 2008 compared to 2007 as well as a decline in the average yield on investment holdings. The decline in cash, cash equivalents and investments was due to the repurchase of $98.4 million and $3.1 million of our 2023 and 2013 convertible notes, respectively. There was also a decline in cash, cash equivalents and investments resulting from the acquisition of Intel’s MCPD business in 2007 for approximately $32.0 million.

Other Income (Expense), Net. Other income (expense), net, primarily includes foreign currency exchange gains and losses. Other income (expense), net, was $629,000 in 2008 compared to $(169,000) in 2007. The increase is primarily due to net gains on the buyback of our convertible notes, which totaled $843,000 during 2008.

Income Tax Provision. We recorded tax benefits of $9.5 million and $6.0 million for the years ended December 31, 2008 and 2007, respectively. Our effective tax rate for the year ended 2008 was (12.6%) compared to (25.5%) for the year ended December 31, 2007. The Company’s current effective tax rate differs from the statutory rate primarily due to the impact of goodwill impairment, stock option expense, research and development tax credits generated in 2008, the revaluation of certain net deferred tax assets due to changes in foreign currency exchange rates and taxes on foreign income that differ from U.S. tax rate.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was signed into law which extended the research and development tax credit through December 31, 2009. Congress has reinstated the tax credit retroactive to January 1, 2008. We have recorded federal and Canadian research and development credits of approximately $709,000 and $1.3 million, respectively, for the year ended 2008.

At December 31, 2008, we had net deferred tax assets of $56.4 million. Valuation allowances of $5.6 million and $6.3 million, as of December 31, 2008 and 2007, respectively, have been provided for deferred income tax assets related primarily to net operating loss and tax credit carryforwards that may not be realized. The decrease in valuation allowance of $752,000 for the year ended December 31, 2008 compared to the year ended December 31, 2007 is primarily attributable to an increase in the utilization of net operating loss carryforwards from the acquisition of Microware in August 2001 and the expiration of a capital loss carryforward that was previously reserved. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would increase the valuation allowance and make a corresponding charge to earnings in the period in which we make such determination. Likewise, if we later determine that we are more likely than not to realize the net deferred tax assets, we would reverse the applicable portion of the previously provided valuation allowance. All future reversals of the valuation allowance would result in a benefit in the period recognized. Although realization is not assured, management believes that it is more likely than not that the balance of the deferred tax assets, net of the valuation allowance, as of December 31, 2008 will be realized.

The Company recognizes uncertain tax positions in accordance with FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on January 1, 2007.

The Company is subject to income taxes in the United States and ten foreign countries, and on occasion, we have been subject to corporate income tax audits. In determining the amount of income tax liabilities we make estimates of the results of future examinations of our income tax returns by taxing authorities. We believe that we have adequately provided for in our financial statements for additional taxes that we estimate may result from these examinations. If these amounts exceed our estimates, reversal of the reserves would result in the recognition of tax benefits in the period in which we determine the liability is no longer necessary. If an ultimate tax assessment exceeds our estimate of tax liabilities, an additional charge to expense will result.

Comparison of Year 2007 and Year 2006

Revenues. Revenues increased by $32.8 million, or 11.2%, from $292.5 million in 2006 to $325.2 million in 2007. The increase in revenue during the year ended December 31, 2007 compared to the year ended December 31, 2006 was due to increases in revenues in the communications networking and commercial systems markets of $29.5 million and $3.3 million, respectively.

Revenues in the communications networking market increased in the year ended December 31, 2007 compared to the year ended December 31, 2006 due primarily to the addition of media server business and MCPD revenues. Revenues also increased due to increased wireless revenues partially offset by decreases in the IP networking and messaging submarket. In the fourth quarter of 2007 our wireless business increase was driven in part by some acceleration of customer demand into the fourth quarter.

Revenues in the commercial systems market increased in the year ended December 31, 2007 compared to the year ended December 31, 2006, primarily due to increases within the test and measurement submarket. The increase in revenues from the test and measurement submarket was attributable to design wins that have ramped into production in the latter half of 2006.

Given the dynamics of these markets, we experience general fluctuations in the percentage of revenue attributable to each market and, as a result, the quarter to quarter and year to year comparisons of our markets often are not indicative of overall economic trends affecting the long-term performance of our markets.

From a geographic perspective, for the year ended December 31, 2007 compared to the same period in 2006 the percentage of non-US revenues by delivery destination increased as a percentage of total revenues. Revenues as measured by destination in the Asia Pacific region increased by $36.8 million while EMEA revenues decreased by $8.7 million. This was primarily due to existing multinational customers requesting the delivery of products directly into the Asia Pacific region and decreased revenues attributable to our EMEA region associated with our wireless infrastructure products. For the year ended December 31, 2007 revenues from North America increased by $4.6 million compared to the same period in 2006. This increase was due to primarily to the addition of media server business revenues.

Gross margins as a percentage of revenues were 22.1% and 27.0% for 2007 and 2006, respectively. The decrease in gross margin as a percentage of revenues for the year ended December 31, 2007 compared to the same period in 2006 was primarily attributable to amortization of purchased technology of $15.0 million. We reclassified this amortization in 2007 to cost of sales based on our view that the intangibles are associated with product costs and our revenue-generating process. Amortization of purchased technology for prior periods was considered immaterial and has not been adjusted. This decrease was also due to product mix in our communications and commercial markets, increased excess and obsolescence inventory charges and costs associated with the remaining transitions from our North Carolina manufacturer.

Research and Development. R&D expenses in 2007 consisted primarily of salary, bonuses and benefits for product development staff, and cost of design and development supplies and equipment, net of reimbursements for non-recurring engineering services. R&D expenses increased $4.8 million, or 11.4%, from $41.5 million in 2006 to $46.2 million in 2007. The increase for the year ended December 31, 2007 compared to the same period in 2006 was primarily associated with the addition of our media server business partially offset by lower engineering headcount due to restructurings done during the year to integrate our media server business. The increase was also due to an additional $1.0 million of stock-based compensation expense.

Selling, General, and Administrative. SG&A expenses in 2007 consisted primarily of salary, commissions, bonuses and benefits for sales, marketing, executive, and administrative personnel, as well as professional services and costs of other general corporate activities. SG&A expenses increased $8.5 million, or 21.7%, from $39.3 million in 2006 to $47.9 million in 2006. The increase for the year ended December 31, 2007 compared to the same period in 2006 was primarily associated with higher sales and marketing headcount as we invested in the infrastructure to sell our standards-based products. The increase was also due to the addition of our media server business as well as an additional $2.1 million of stock-based compensation expense.

Stock-based Compensation Expense. Stock-based compensation expense for the year ended December 31, 2007 consisted of amortization of stock-based compensation associated with stock options, restricted stock and ESPP shares unvested and outstanding on January 1, 2006 and new stock options, restricted stock and ESPP shares granted for the year ended December 31, 2007. During the year ended December 31, 2007, the Company incurred $9.9 million in stock-based compensation. During the year ended December 31, 2006, we incurred $6.6 million in stock-based compensation expense.

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

Intangible Assets Amortization. Intangible assets consisted of purchased technology, patents and other identifiable intangible assets. Intangible assets amortization expense was $4.4 million and $6.2 million in 2007 and 2006, respectively. Intangible assets amortization decreased primarily due to the amortization of purchased technology which was included with cost of sales. We reclassified certain amortization in 2007 to cost of sales based on our view that the intangibles are associated with product costs and our revenue-generating process. Amortization of purchased technology for prior periods was considered immaterial and was not adjusted. We perform reviews for impairment of the purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Restructuring and Other Charges. We evaluate the adequacy of the accrued restructuring and other charges on a quarterly basis. As a result, we record certain reclassifications and reversals to the accrued restructuring and other charges based on the results of the evaluation. The total accrued restructuring and other charges for each restructuring event are not affected by reclassifications. Reversals are recorded in the period in which we determine that expected restructuring and other obligations are less than the amounts accrued. Tables summarizing the activity in the accrued liability for each restructuring event are contained in Note 11 of the Notes to the Consolidated Financial Statements. During 2007 and 2006, we recorded restructuring and other charges and reversals as described below.

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

Interest Expense. Interest expense included interest incurred on the convertible notes. Interest expense decreased $54,000, or 3.1%, from $1.7 million in 2006 to $1.7 million in 2007. The decrease in the interest expense in 2007 compared to 2006 is due to the payment of the remaining principal amount of the convertible subordinated notes in August of 2007.

Interest Income. Interest income decreased $2.9 million, or 31.5%, from $9.3 million in 2006 to $6.4 million in 2007. Interest income decreased primarily due to our decreased cash and cash equivalents and investments balance associated with the purchase of Convedia and MCPD.

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

In addition to foreign currency exchange rate fluctuations, other income (expense) included gains (losses) associated with our executive deferred compensation plan of $(52,000) and $362,000 for 2007 and 2006, respectively. For 2006, other income (expense), net also included a $400,000 gain associated with a supplier settlement.

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

Liquidity and Capital Resources

The following table summarizes selected financial information for each of the years ended on the dates indicated:

	December 31, 2008	December 31, 2007	December 31, 2006
	(Dollar amounts in thousands)
Cash and cash equivalents	$73,980	$50,522	$23,734
Short-term investments	—	72,750	102,250
Long-term investments	51,213	—	10,000

Cash and cash equivalents and investments	$125,193	$123,272	$135,984

Working capital	$66,067	$61,840	$161,575
Accounts receivable, net	$45,551	$70,548	$42,549
Inventories, net	$29,450	$23,101	$35,184
Accounts payable	$34,123	$49,675	$39,699
Convertible senior notes	$50,000	$97,548	$97,412
Convertible subordinated notes	$—	$—	$2,410
Days sales outstanding (A)	45	79	53
Days to pay (B)	48	76	68
Inventory turns (C)	10.0	8.2	7.5
Inventory turns—days (D)	44	29	73
Cash cycle time—days (E)	41	32	58

(A)	Based on ending net trade receivables divided by daily revenue (based on 365 days in each year presented).

(B)	Based on ending accounts payable divided by daily cost of sales excluding amortization of purchased technology (based on 365 days in each year presented).

(C)	Based on cost of sales, excluding amortization of purchased technology, divided by average ending inventory.

(D)	Based on ending inventory divided by quarterly cost of sales excluding amortization of purchased technology (annualized and divided by 365 days).

(E)	Days sales outstanding plus inventory turns—days, less days to pay.

Cash and cash equivalents increased by $23.5 million from $50.5 million at December 31, 2007 to $74.0 million at December 31, 2008. Activities impacting cash and cash equivalents are as follows:

Cash Flows

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)
Cash provided by operating activities	$34,855	$19,971	$9,062
Cash provided by (used in) investing activities	4,003	4,681	(88,179)
Cash (used in) provided by financing activities	(15,099)	1,783	12,366
Effects of exchange rate changes	(301)	353	430

Net increase (decrease) in cash and cash equivalents	$23,458	$26,788	$(66,321)

On September 12, 2007, we completed the acquisition of the MCPD business, paying cash of $31.8 million at closing and estimated direct acquisition-related expenses of $282,000.

During the years ended December 31, 2008 and 2007, we used $6.3 million and $5.7 million, respectively, for capital expenditures. During the year ended December 31, 2008 capital expenditures were primarily associated with integrating the MCPD business as well as various purchases made to upgrade our internal infrastructure. During the year ended December 31, 2007 capital expenditures were primarily associated with integrating the media server business and the MCPD business, upgrading our internal infrastructure as well as increasing manufacturing capabilities in our Hillsboro facility.

During the years ended December 31, 2008 and 2007, we received $5.2 million and $4.8 million, respectively, in proceeds from the issuance of common stock through the Company’s stock compensation plans.

Changes in foreign currency rates impacted beginning cash balances during 2008 by ($301,000). Due to the Company’s international operations where transactions are recorded in functional currencies other than the U.S. Dollar, the effects of changes in foreign currency exchange rates on existing cash balances during any given periods results in amounts on the Consolidated Statements of Cash Flows that may not reflect the changes in the corresponding accounts on the Consolidated Balance Sheets.

As of December 31, 2008 and 2007 working capital was $66.1 million and $61.8 million, respectively. Working capital increased by $4.3 million due primarily to a net decrease in current liabilities that was greater than the decrease in our current assets. The decrease in current assets was due primarily to the reclassification of our ARS to long-term along with a decrease in accounts receivable of $25.0 million. These decreases were offset by an increased cash balance driven by cash flow from operations totaling $34.9 million. The decrease in current liabilities resulted from the repurchase of our 2023 convertible senior notes for $97.5 million and a decrease in accounts payable totaling $15.6 million. These decreases were both offset by borrowings on our revolving line of credit.

Investments

Short-term and long-term investments reported as (in thousands):

	December 31, 2008	December 31, 2007
Short-term investments	$—	$72,750

Long-term investments	$51,213	$—

We currently hold investments in ARS, which are highly rated debt instruments with a long-term nominal maturity. The majority of our ARS represent interests in collateralized debt obligations supported by pools of government-backed student loans with S&P AAA ratings or Moody’s Aaa ratings at the time of purchase. These investments had previously been classified as available-for-sale investments. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income.

Between December 31, 2007 and February 7, 2008, we sold at par value $10.0 million in ARS of the total ARS balance of $72.8 million which was held at December 31, 2007. During the first quarter of 2008, due to liquidity issues experienced in the global credit and capital markets, our remaining portfolio of ARS experienced multiple failed auctions as the amount of securities submitted for sale exceeded the amount of purchase orders. An auction failure, which is not a default in the underlying debt instrument, occurs when there are more sellers than buyers at a scheduled interest rate auction date and parties desiring to sell their auction rate securities are unable to do so. When an auction fails, the interest rate is adjusted according to the provisions of the associated security agreement, which may result in an interest rate that is higher than the interest rate the issuer pays in connection with successful auctions. We will not be able to liquidate the investments until a successful auction occurs, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature. Due to the uncertainty of when we will be able to liquidate the investments, we reclassified the investments to long-term assets during the first quarter of 2008 and continue to hold our ARS as such.

During August of 2008, UBS AG, the parent company of the securities firm with which we hold our ARS, announced an offer to its clients holding ARS. Under this offer, UBS AG would issue Auction Rate Securities Rights to us. Subsequently, during the fourth quarter of 2008, we accepted the offer from UBS AG, which gave us a non-transferable right to require the bank to purchase, at par value, $62.7 million in ARS at any time between June 30, 2010 and June 30, 2012. The agreement allows UBS AG to purchase the ARS before June 30, 2010, but it is under no obligation to do so. If the bank has not purchased the investments by June 30, 2010, we plan to exercise our non-transferable right to require the purchase at that time. In addition, under the terms of the offer, we also became eligible for a demand line of credit of up to 75% of the market value of our ARS until the time of purchase, which is described in greater detail below. As of December 31, 2008, we had drawn $39.5 million under the terms of this agreement.

As a result of accepting the settlement right from UBS, in accordance with our policy as well as the provisions of SFAS No. 115, we transferred our ARS from available-for-sale to trading securities during the fourth quarter of 2008, as we plan to sell them on June 30, 2010. At the time of transfer we recognized in earnings an unrealized holding loss in the amount of $11.5 million. The loss was based on our own estimated valuation of the ARS as of December 31, 2008. Concurrently, we recognized a gain in the amount of $11.1 million, associated with the settlement right accepted from UBS. This gain was due to the Company electing the fair value option under SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” upon initial recognition of this right.

The fair value of the settlement right and ARS were derived based on estimated discounted cash flows. We considered various inputs to estimate cash flows for our ARS at December 31, 2008, including the estimated time to allow the market for ARS to recover, projected estimates of future interest income generated from the investments, as well premiums designed to account for liquidity and credit risks associated with our ARS holdings. For our non-transferable right, we considered inputs such as the issuer’s credit quality, expected term, and estimates of future risk free rates. Our valuation of both components of our ARS are contingent upon the financial viability of our investment bank and accordingly, we have assigned a credit risk component to our valuations based on market data available at the time of valuation. However, if market conditions change and our investment bank is unable to fulfill its commitment, we could incur an impairment charge on our settlement right, which would materially and adversely affect our operating results and overall financial condition. Additionally, the inputs used in our valuation are based on managements’ estimates at the time of valuation and require significant judgment. If any of these inputs vary or market conditions change significantly, actual results may differ and our overall financial condition and operating results may be materially and adversely affected.

Lines of Credit

Silicon Valley Bank

On August 7, 2008, we entered into a secured revolving line of credit agreement (“the Agreement”) with Silicon Valley Bank, as the Lender. The Agreement provides us with a two-year secured revolving credit facility of $30.0 million, which is subject to a borrowing base and secured by our accounts receivable. Borrowings under the Agreement will bear interest at the prime rate, which was 3.25% at December 31, 2008, or the LIBOR rate, which was 0.44% at December 31, 2008, plus 1.25%, with either interest rate determined upon our election. We are required to make interest payments monthly. We are further required to pay a commitment fee equal to 0.08% of the $30.0 million maximum borrowing limit on an annual basis, and to pay quarterly in arrears an unused facility fee in an amount equal to 0.375% per year of the unused amount of the facility. In addition, the credit facility provides sub-facilities for letters of credit and foreign exchange contracts to be issued on our behalf.

The Agreement requires us to make and maintain certain financial covenants, representations, warranties and other agreements that are customary in credit agreements of this type. The Agreement requires us to maintain a minimum current ratio (current assets divided by the sum of current liabilities less deferred income plus the amount of outstanding advances and letters of credit) of 1.5 as of December 31, 2008 and quarterly periods thereafter. Additionally, any quarterly EBITDA (earnings before interest, taxes, depreciation, amortization, stock based compensation and goodwill impairment charges, as defined in the Agreement) loss may not exceed $2.5 million in any one quarter, and quarterly EBITDA may not be negative for any two consecutive quarters for the duration of the Agreement. Further, our EBITDA may not be negative for the year ended December 31, 2008. For quarterly periods beginning after January 1, 2009, we must maintain a positive rolling four quarter EBITDA. In addition, capital expenditures may not exceed $12.0 million in any fiscal year. During the fourth quarter of 2008, we amended the Agreement. The amendment included a one-time exclusion for the goodwill impairment charge recognized in the fourth quarter of 2008.

Amounts borrowed and repaid are available for re-borrowing during the term of the facility. Outstanding amounts are due in full on the maturity date of August 6, 2010. Upon the occurrence of certain events of default specified in the Agreement, amounts due under the Agreement may be declared immediately due and payable.

As of December 31, 2008, we had no outstanding balances on the line of credit or letters of credit issued on our behalf.

UBS

As noted above, in August 2008, UBS AG, the parent company of the securities firm with which we hold our ARS, announced an offer to its clients holding ARS. Under this offer, UBS AG would issue Auction Rate Securities Rights to us. These rights would allow us to sell the ARS held in our accounts with UBS Financial Services, Inc. or UBS Securities LLC to UBS AG at par value during the period beginning June 30, 2010 and ending July 2, 2012. Under this offer, we would also be entitled to receive no net cost loans from UBS AG or its affiliates for up to 75% of the fair value of our ARS.

We accepted the offer and entered into a Credit Line Agreement (“the Credit Line”), including an Addendum to Credit Line Account Application and Agreement, with UBS Bank USA. In addition, on December 12, 2008 we borrowed approximately $39.8 million under the Credit Line. On December 15, 2008, we used a portion of the proceeds to pay in full the outstanding principal balance of approximately $20.0 million under our secured revolving line of credit agreement with Silicon Valley Bank. The amount of interest we will pay under the Credit Line is intended to equal the amount of interest we would receive with respect to our ARS and is currently set at T-Bill plus 1.20%. The borrowings under the Credit Line are payable upon demand; however, UBS Bank USA or its affiliates are required to provide to us alternative financing on substantially similar terms, unless the demand right was exercised as a result of certain specified events or the customer relationship between UBS Bank USA and us is terminated for cause by UBS Bank USA. As of December 31, 2008, we had an outstanding balance on the Credit Line in the amount of $39.5 million.

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

On November 15, 2008, the holders of the 2023 convertible senior notes required us to purchase, in cash, the entire remaining aggregate amount outstanding, together with accrued and unpaid interest as of this date. As such, we repurchased $37.5 million remaining aggregate principal amount of the 2023 convertible senior notes, with an associated discount of $874,000. We repurchased the notes in the open market for $37.5 million and, as a result, recorded a net loss of $874,000. As of December 31, 2008, the 2023 convertible senior notes were fully retired.

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

During the fourth quarter of 2008, we repurchased $5.0 million aggregate principal amount of the 2013 convertible senior notes, with associated unamortized issuance costs of $196,000. We repurchased the notes in the open market for $3.1 million and, as a result, recorded a net gain of $1.7 million.

As of December 31, 2008, we had outstanding 2013 convertible senior notes with a face value and fair value of $50.0 million and $26.9 million, respectively.

Convertible Subordinated Notes

During August 2000, we completed a private offering of $120 million aggregate principal amount of 5.5% convertible subordinated notes due to qualified institutional buyers. From 2000 to 2006, we repurchased $117.7 million in aggregate principal amount of the convertible subordinated notes, with an associated unamortized discount of $2.4 million. We repurchased the notes for $106.7 million and, as a result recorded a gain of $8.5 million. We paid the remaining balance of $2.4 million at maturity on August 15, 2007.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2008 and the effect of such on its liquidity and cash flows in future periods (in thousands).

	2009	2010	2011	2012	2013	Thereafter
Future minimum lease payments	$4,483	$4,150	$2,417	$719	$727	$788
Purchase obligations (A)	29,558	—	—	—	—	—
Foreign-currency cash flow hedge contracts	5,683	—	—	—	—	—
2013 convertible senior notes	—	—	—	—	50,000	—
Interest on convertible senior notes	1,375	1,375	1,375	1,375	229	—

Total contractual obligations	$41,099	$5,525	$3,792	$2,094	$50,956	$788

(A)	Purchase obligations include agreements or purchase orders to purchase goods or services that are enforceable and legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

In addition to the above, as discussed in Note 18 of the Notes to the Consolidated Financial Statements, we have approximately $2.4 million associated with unrecognized tax benefits and related interest and penalties. These liabilities are primarily included as a component of “other long-term liabilities” in our Consolidated Balance Sheet as we do not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but do not believe that the ultimate settlement of our obligations will materially affect our liquidity.

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

On February 6, 2008, we offered and sold in a public offering pursuant to the shelf registration statement $55.0 million aggregate principal amount of 2013 convertible senior notes. During the fourth quarter of 2008, we repurchased $5.0 million aggregate principal amount of the 2013 convertible senior notes, with associated unamortized issuance costs of $196,000. We repurchased the notes in the open market for $3.1 million and, as a result, recorded a net gain of $1.7 million. As such, we have $100.0 million remaining capacity under this shelf registration statement.

Liquidity Outlook

We believe that our current cash, cash equivalents and investments, net, amounting to $125.2 million at December 31, 2008, of which $51.2 million consisted of ARS, the cash generated from operations and our line of credit facility will satisfy our short and long-term expected working capital needs, capital expenditures, stock repurchases, other liquidity requirements associated with our existing business operations even if we are required to hold our ARS until maturity. Capital expenditures are expected to range from $1.0 million to $1.5 million per quarter.

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

Interest Rate Risk. We invest excess cash in debt instruments of the U.S. Government and its agencies, and those of high-quality corporate issuers. We attempt to protect and preserve our invested funds by limiting default, market, and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely affected due to a rise in interest rates while floating rate securities may produce less income than expected if interest rates decline. Due to the short duration of most of the investment portfolios, an immediate 10% change in interest rates would not have a material effect on the fair value of our investment portfolio. Additionally, the interest rate changes affect the fair market value but do not necessarily have a direct impact on our earnings or cash flows. Therefore, we would not expect our operating results or cash flows to be affected, to any significant degree, by the effect of a sudden change in market interest rates on the securities portfolio. The estimated fair value of our interest bearing investments at December 31, 2008 and 2007 was $66.2 million and $95.1 million, respectively. The effect of an immediate 10% change in interest rates would not have a material effect on our operating results or cash flows.

Foreign Currency Risk. We pay the expenses of our international operations in local currencies, namely, the Euro, British Pound Sterling, New Shekel, Japanese Yen, Chinese Yuan, Canadian Dollar and Malaysian Ringgit. The international operations are subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, foreign exchange rate volatility and other regulations and restrictions. Accordingly, future results could be materially and adversely affected by changes in these or other factors. We are also exposed to foreign exchange rate fluctuations as the balance sheets and income statements of our foreign subsidiaries are translated into U.S. Dollars during the consolidation process. Because exchange rates vary, these results, when translated, may vary from expectations and adversely affect overall expected profitability. Foreign currency exchange rate fluctuations resulted in a net gain of $193,000 for the year ended December 31, 2008, a net loss of $116,000 for the year ended December 31, 2007 and a net gain of $96,000 for the year ended December 31, 2006.

Based on our policy, we have established a foreign currency exposure management program which uses derivative foreign exchange contracts to address nonfunctional currency exposures that are expected to be settled in one year or less. During the first quarter of 2008, in order to reduce the potentially adverse effects of foreign currency exchange rate fluctuations, we began to enter into forward exchange contracts. These hedging transactions primarily limit our exposure to changes in the U.S. Dollar/Canadian Dollar exchange rate and as of December 31, 2008 we had $5.7 million in aggregate hedge contracts outstanding, which mature over the next 11 months.

Holding other variables constant, a 10% adverse fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Canadian Dollar would result in an increase of $625,000 to our current hedge liability and the total hedge liability as of December 31, 2008, would be $1.8 million. A 10% favorable fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Canadian Dollar would result in the reversal of an $622,000 from our current hedge liability and the total hedge liability as of December 31, 2008, would be $584,000. We do not expect a 10% fluctuation to have any impact on our operating results as the underlying hedged transactions will move in an equal and opposite direction.

Convertible Notes. The fair value of the convertible senior notes is sensitive to interest rate changes as well as changes in our stock price. Interest rate changes would result in an increase or decrease in the fair value of the convertible notes due to differences between market interest rates and rates in effect at the inception of the obligation. Fluctuations in our stock price would result in an increase or decrease in the fair value of the convertible notes due to the value of the notes derived from the conversion feature. Unless we elect to repurchase our senior convertible notes in the open market, changes in the fair value of the senior convertible notes have no impact on our cash flows or Consolidated Financial Statements. The estimated fair value of the 2013 convertible senior notes was $26.9 million at December 31, 2008.

Item 8.	Financial Statements and Supplementary Data

Quarterly Financial Data (unaudited)

	For the Year Ended December 31, 2008				For the Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Revenues	$86,048	$97,610	$100,258	$88,668	$66,853	$75,530	$83,630	$99,219
Gross margin	19,567	24,514	26,738	25,264	16,007	15,468	19,191	21,172
Income (loss) from operations (A)	(7,236)	(3,535)	800	(66,494)	(7,313)	(10,356)	(5,410)	(5,045)
Net loss	(6,338)	(2,774)	(246)	(56,592)	(5,392)	(7,324)	(2,446)	(2,390)
Net loss per share:
Basic	(0.28)	(0.12)	(0.01)	(2.47)	(0.25)	(0.34)	(0.11)	(0.11)
Diluted	(0.28)	(0.12)	(0.01)	(2.47)	(0.25)	(0.34)	(0.11)	(0.11)

(A)	Second Quarter 2007 Restructuring. During the second quarter of 2007, we incurred employee-related expenses associated with skill set changes for approximately 20 employees. The changes involved creating an integrated structure with our media server business along with some skill set changes in certain selling, general and administrative and engineering groups. In 2007, we incurred $1.3 million of employee-related expenses, net.

Third Quarter 2007 Acquisition of the MCPD business. On September 12, 2007, we completed the acquisition of MCPD for $31.8 million in cash at closing.

Second Quarter 2008 Restructuring. During the second quarter of 2008, we incurred employee-related expenses associated with efforts to manage engineering spend to levels which align with targeted profitability as well as refocus the Company’s skill sets in new product deployment and provide enhanced service and support to existing customers. In 2008 we incurred $598,000 of employee-related expenses, net.

Fourth Quarter 2008 Goodwill Impairment Charge. During the fourth quarter of 2008, we incurred a goodwill impairment charge. In accordance SFAS 142, we completed our annual goodwill impairment test in September 2008, at which time no impairment was indicated. At the end of the fourth quarter of 2008, we reviewed our continued low stock price, which was considered a triggering event for re-testing goodwill impairment, and ultimately concluded that its difference from our book value per share indicated impairment. As such, we impaired our entire goodwill balance which resulted in a charge of $67.3 million.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we conclude that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of internal control over financial reporting as of December 31, 2008, has been audited by KPMG, LLP, the independent registered public accounting firm who also audited the Company’s Consolidated Financial Statements included in this Item 8, as stated in the report which appears on page 54 hereof.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

RadiSys Corporation:

We have audited RadiSys Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). RadiSys Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, RadiSys Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RadiSys Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 6, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Portland, Oregon

March 6, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

RadiSys Corporation:

We have audited the accompanying consolidated balance sheets of RadiSys Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RadiSys Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RadiSys Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon

March 6, 2009

RADISYS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)
Revenues	$372,584	$325,232	$292,481
Cost of sales:
Cost of sales	262,100	238,392	213,525
Amortization of purchased technology	14,401	15,002	—

Total cost of sales	276,501	253,394	213,525

Gross margin	96,083	71,838	78,956
Research and development	49,325	46,242	41,492
Selling, general and administrative	50,837	47,874	39,330
Goodwill impairment charge	67,256	—	—
Intangible assets amortization	4,554	4,428	6,224
In-process research and development charge	—	—	14,000
Restructuring and other charges, net	575	1,418	139

Loss from operations	(76,464)	(28,124)	(22,229)
Interest expense	(2,701)	(1,678)	(1,732)
Interest income	3,059	6,405	9,348
Other income (expense), net	629	(169)	851

Loss before income tax benefit	(75,477)	(23,566)	(13,762)
Income tax benefit	(9,527)	(6,014)	(746)

Net loss	$(65,950)	$(17,552)	$(13,016)

Net loss per share:
Basic	$(2.92)	$(0.80)	$(0.62)

Diluted	$(2.92)	$(0.80)	$(0.62)

Weighted average shares outstanding:
Basic	22,552	21,883	21,158

Diluted	22,552	21,883	21,158

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents (Notes 2 and 3)	$73,980	$50,522
Short term investments, net (Note 2)	—	72,750
Accounts receivable, net (Notes 4 and 20)	45,551	70,548
Other receivables (Note 4)	1,090	2,678
Inventories, net (Note 5)	29,450	23,101
Other current assets (Note 10)	4,268	5,299
Deferred tax assets, net (Note 18)	10,297	6,489

Total current assets	164,636	231,387
Property and equipment, net (Notes 7 and 20 )	11,556	11,233
Goodwill (Notes 7, 18 and 20)	—	67,644
Intangible assets, net (Notes 9, 18 and 20)	19,804	38,779
Long-term investments (Note 2 and Note 3)	51,213	—
ARS settlement right (Notes 2 and 3)	11,071	—
Long-term deferred tax assets, net (Note 18)	45,864	40,078
Other assets (Note 10)	4,882	3,987

Total assets	$309,026	$393,108

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,123	$49,675
Accrued wages and bonuses	11,253	8,101
Deferred income	2,274	5,308
Line of credit (Note 13)	39,535	—
2023 convertible senior notes, net (Note 14)	—	97,548
Other accrued liabilities (Notes 12 and 16)	11,384	8,915

Total current liabilities	98,569	169,547

Long-term liabilities:
2013 convertible senior notes (Note 14)	50,000	—
Other long-term liabilities (Note 16)	2,989	3,585

Total long-term liabilities	52,989	3,585

Total liabilities	151,558	173,132

Commitments and contingencies (Note 16)	—	—
Shareholders’ equity (Notes 14, 16 and 17):
Preferred stock—$.01 par value, 5,664 shares authorized; none issued or outstanding	—	—
Common stock—no par value, 100,000 shares authorized; 23,033 and 22,312 shares issued and outstanding at December 31, 2008 and December 31, 2007	231,236	226,873
Accumulated deficit	(77,235)	(11,285)
Accumulated other comprehensive income:
Cumulative translation adjustments	4,326	4,388
Unrealized loss on hedge instruments	(859)	—

Total accumulated other comprehensive income	3,467	4,388

Total shareholders’ equity	157,468	219,976

Total liabilities and shareholders’ equity	$309,026	$393,108

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

	Common Stock		Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total	Total Comprehensive Income (Loss)
	Shares	Amount
	(In thousands)
Balances, December 31, 2005	20,703	193,839	3,729	20,275	217,843
Comprehensive income, for the year ended December 31, 2005						$15,476

Cumulative effect of adjustment resulting from the adoption of SAB 108, net of tax	—	—	—	(704)	(704)

Adjusted Balances, January 1, 2006	20,703	193,839	3,729	19,571	217,139
Shares issued pursuant to benefit plans	1,000	12,723	—	—	12,723
Stock based compensation associated with employee benefit plans	—	6,589	—	—	6,589
Restricted stock issued	150	—	—	—	—
Restricted share cancellations and forfeitures for tax settlements	(18)	(257)	—	—	(257)
Tax deficiency associated with employee benefit plans	—	(7)	—	—	(7)
Translation adjustments	—	—	350	—	350	350
Recognition of accumulated foreign currency translation adjustment due to liquidation of subsidiary	—	—	(66)	—	(66)	(66)
Net loss for the period	—	—	—	(13,016)	(13,016)	(13,016)

Balances, December 31, 2006	21,835	$212,887	$4,013	$6,555	$223,455

Comprehensive loss, for the year ended December 31, 2006						$(12,732)

Shares issued pursuant to benefit plans	449	4,830	—	—	4,830
Stock based compensation associated with employee benefit plans	—	9,881	—	—	9,881
Restricted stock issued	80	—	—	—	—
Restricted share cancellations and forfeitures for tax settlements	(52)	(359)	—	—	(359)
Tax deficiency associated with employee benefit plans	—	(366)	—	—	(366)
Translation adjustments	—	—	407	—	407	407
Recognition of accumulated foreign currency translation adjustment due to liquidation of subsidiary	—	—	(32)	—	(32)	(32)
Cumulative effect of adjustment resulting from the adoption of accounting policy	—	—	—	(288)	(288)
Net loss for the period	—	—	—	(17,552)	(17,552)	(17,552)

Balances, December 31, 2007	22,312	$226,873	$4,388	$(11,285)	$219,976

Comprehensive loss, for the year ended December 31, 2007						$(17,177)

Shares issued pursuant to benefit plans	694	5,324	—	—	5,324
Stock based compensation associated with employee benefit plans	—	9,571	—	—	9,571
Restricted stock issued	76	—	—	—	—
Restricted share cancellations and forfeitures for tax settlements	(49)	(378)	—	—	(378)
Purchase of capped call	—	(10,154)	—	—	(10,154)
Translation adjustments	—	—	(62)	—	(62)	(62)
Net adjustment for fair value of hedge derivatives	—	—	(859)	—	(859)	(859)
Net loss for the period	—	—	—	(65,950)	(65,950)	(65,950)

Balances, December 31, 2008	23,033	$231,236	$3,467	$(77,235)	$157,468

Comprehensive loss, for the year ended December 31, 2008						$(66,871)

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)
Cash flows from operating activities:
Net loss	$(65,950)	$(17,552)	$(13,016)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,147	25,337	12,015
Inventory valuation allowance	3,720	6,580	5,593
Non-cash amortization associated with the acquisition of Convedia	112	1,908	2,052
In-process research and development charge	—	—	14,000
Non-cash interest expense	519	209	217
Goodwill impairment charge	67,256	—	—
Loss (gain) on disposal of property and equipment	93	(148)	27
Gain from ARS settlement right	(11,071)	—	—
Loss from impairment of ARS	11,512	—	—
Gain on early extinguishments of convertible subordinated notes	(843)	—	—
Deferred income taxes	(9,223)	(6,360)	(562)
Stock-based compensation expense	9,616	9,881	6,589
Other	5	141	46
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	24,932	(27,958)	(1,547)
Other receivables	1,588	1,104	156
Inventories	(10,069)	5,502	(17,563)
Other current assets	1,282	5,540	(238)
Accounts payable	(15,586)	9,956	1,556
Accrued wages and bonuses	3,177	2,048	211
Accrued interest payable	344	(50)	(2)
Accrued restructuring	26	(228)	(557)
Deferred income	(3,124)	3,760	703
Other accrued liabilities	1,392	301	(618)

Net cash provided by operating activities	34,855	19,971	9,062

Cash flows from investing activities:
Proceeds from held-to-maturity investments	—	10,000	39,750
Purchase of held-to-maturity investments	—	—	(10,000)
Proceeds from sale of auction rate securities	10,025	54,600	136,250
Purchase of auction rate securities	—	(25,100)	(142,450)
Capital expenditures	(6,324)	(5,657)	(5,185)
Purchase of long-term assets	302	(162)	(549)
Proceeds from the sale of property and equipment	—	3,032	73
Acquisition of Convedia, net of cash acquired	—	—	(106,068)
Acquisition of MCPD	—	(32,032)	—

Net cash provided by (used in) investing activities	4,003	4,681	(88,179)

Cash flows from financing activities:
Proceeds from issuance of 2013 convertible senior notes	55,000	—	—
Purchase of capped call	(10,154)	—	—
Extinguishment of convertible subordinated notes	—	(2,416)	(100)
Repurchase of 2023 convertible senior notes	(98,419)	—	—
Repurchase of 2013 convertible senior notes	(3,125)	—	—
Net settlement of restricted shares	(422)	(359)	(257)
Borrowings on line of credit	59,800	—	—
Payments on line of credit	(20,265)	—	—
Financing costs	(2,539)	(272)	—
Payments on capital lease obligation	(150)	—	—
Proceeds from issuance of common stock	5,175	4,830	12,723

Net cash (used in) provided by financing activities	(15,099)	1,783	12,366

Effect of exchange rate changes on cash	(301)	353	430

Net increase (decrease) in cash and cash equivalents	23,458	26,788	(66,321)
Cash and cash equivalents, beginning of period	50,522	23,734	90,055

Cash and cash equivalents, end of period	$73,980	$50,522	$23,734

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,662	$1,514	$1,966
Income taxes paid (refunded)	229	(154)	199
Supplemental disclosure of non-cash financing activities:
Capital lease obligation	$155	$—	$—

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

Management Estimates

The Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that may affect the amounts reported in its Consolidated Financial statement and accompanying notes. Current volatile economic conditions require additional judgment in the establishment of reserves such as the Company’s allowance for doubtful accounts and inventory valuation allowance. Actual results may differ from these estimates under different assumptions or conditions.

Reclassifications

Certain reclassifications have been made to amounts in prior years to conform to current year presentation.

Revenue Recognition

The Company recognizes revenue when the earnings process is complete, as evidenced by the following revenue recognition criteria: an agreement with the customer, fixed pricing, transfer of title and risk of loss and customer acceptance, if applicable, and that the collectability of the resulting receivable is reasonably assured. When a sales arrangement contains multiple elements, such as hardware and software products, licenses and/or services, the Company allocates revenue to each element based on its relative fair value, or for software, based on vendor specific objective evidence (“VSOE”) of fair value. In the absence of fair value for a delivered element, the Company first allocates revenue to the fair value of the undelivered elements and the residual revenue to the delivered elements. Where the fair value for an undelivered element cannot be determined, the Company defers revenue for the delivered elements until the undelivered elements are delivered. The Company limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services or subject to customer-specified return or refund privileges.

Hardware

Revenue from hardware products where software is incidental is recognized in accordance with Staff Accounting Bulletin (“SAB”) 104. Under the Company’s standard terms and conditions of sale, the Company transfers title and risk of loss to the customer at the time product is shipped to the customer and revenue is recognized accordingly, unless customer acceptance is uncertain or significant obligations remain. The Company

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reduces revenue for estimated customer returns for rotation rights as well as for price protection rights according to agreements with its distributors. The amount of revenues derived from these distributors as a percentage of revenues was 15.2%, 9.9% and 3.4% for the years ended December 31, 2008, 2007 and 2006. The Company accrues the estimated cost of post-sale obligations for product warranties, based on historical experience at the time the Company recognizes revenue. In addition, approximately 85% of the Company’s unit volume is attributable to contract manufacturers.

The software content included in certain components of ATCA systems, certain MCPD products and Convedia Media Servers is considered to be more than incidental and our ATCA arrangements generally include multiple elements such as hardware, technical support services as well as specified software upgrades or enhancements. As such, the revenue associated with these products is recognized in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition.

Software royalties and licenses

Revenue from software royalties and licenses is recognized in accordance with SOP 97-2. Revenue from customers for prepaid, non-refundable software royalties is recorded when the revenue recognition criteria have been met. Revenue for non-prepaid royalties is recognized at the time the underlying product is shipped by the customer paying the royalty. The Company recognizes software license revenue at the time of shipment or upon delivery of the software master provided that the revenue recognition criteria have been met and VSOE exists to allocate the total fee to all undelivered elements of the arrangement. The Company defers revenue on arrangements including specified software upgrades until the specified upgrade has been delivered.

Software maintenance

Software maintenance services are recognized as earned on the straight-line basis over the terms of the contract in accordance with SOP 97-2. The fair value of the Company’s post-contract support has been determined by renewal rates within the Company’s support agreements as well as the actual amounts charged to customers for renewal of their support services.

Engineering and other services

Engineering services revenue is recognized upon completion of certain contractual milestones and customer acceptance of the services rendered in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”). Other services revenues include hardware repair services and custom software implementation projects. Hardware repair services revenues are recognized when the services are complete. Software implementation revenues are recognized upon completion of certain contractual milestones and customer acceptance of the services rendered.

Deferred income

Deferred income represents amounts received or billed for the following types of transactions:

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

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the first quarter of 2008, the Company entered into new arrangements with its significant distributors servicing the MCPD business. For the majority of these distributors, price adjustment programs were eliminated. For those distributors where significant price adjustment programs remain in place, the Company continues to defer revenue until the distributors sell the merchandise.

Revenue reporting for these distributors is highly dependent on receiving pertinent and accurate data from the Company’s distributors in a timely fashion. Distributors provide periodic data regarding the product, price, quantity, and end customer when products are resold as well as the quantities of the Company’s products they still have in stock. The Company must use estimates and apply judgments to reconcile distributors’ reported inventories to its activities.

•

Undelivered elements of an arrangement—Certain software sales include specified free upgrades and enhancements to an existing product. Revenue for such products is deferred until the future obligation is fulfilled.

•

Service sales—Certain sales are made for products and related service where the fair value of the service cannot be determined. Revenues for such sales are deferred until service obligations represent the only undelivered element, at which point revenues are recognized ratably over the requisite service period. The Company limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services or subject to customer-specified return or refund privileges.

Capitalized Software Development Costs

The Company does not capitalize internal software development costs incurred in the production of computer software as the Company concluded it does not incur any material costs between the point of technological feasibility and general release of the product to customers in the future. As such software development costs are expensed as R&D costs.

Shipping Costs

The Company’s shipping and handling costs for product sales are included under cost of sales for all periods presented. For the years ended December 31, 2008, 2007 and 2006 shipping and handling costs represented approximately 1% of cost of sales.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents in accordance with a Statement of Financial Accounting Standards (“SFAS”) No. 95 “Statement of Cash Flows.”

Investments

Auction rate securities (“ARS”) are classified as long-term trading securities. Trading securities are recorded at fair value, and unrealized holding gains and losses are recognized in earnings. Historically, these investments were classified as held-to-maturity with original maturities of more than three months but less than a year classified as short-term investments, and investments classified as held-to-maturity with original maturities more than a year classified as long-term investments in the Consolidated Financial Statements.

The Company’s investments consist of ARS. The Company classifies, at the date of acquisition, its investments into categories in accordance with the provisions of SFAS No. 115, “Accounting for Certain

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Inventories

Inventories are stated at the lower of cost or market, net of an inventory valuation allowance. Pursuant to ARB 43 and SAB Topic 5-BB, our inventory valuation allowances establish a new cost basis for inventory. The Company uses a standard cost methodology to determine its cost basis for its inventories. The Company evaluates inventory on a quarterly basis for obsolete or slow-moving items to ascertain if the recorded allowance is reasonable and adequate. Inventory is written down for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions.

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

Goodwill represents the excess of cost over the assigned value of the net assets in connection with all acquisitions. Goodwill is reviewed for impairment in accordance with SFAS No. 142 “Goodwill and Other

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires goodwill to be tested for impairment at least annually and under certain circumstances and will be written down when impaired. During the fourth quarter of 2008, the Company impaired its entire amount of previously recorded goodwill. Refer to Note 8, for details of the impairment analysis.

Intangible assets with estimable useful lives are amortized over their respective estimated lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144.

Property and Equipment

Property and equipment is recorded at historical cost and generally depreciated or amortized on a straight-line basis according to the table below. In certain circumstances where the Company is aware that an asset’s life differs from the general guidelines set forth in its policy, management adjusts its depreciable life accordingly, to ensure that expense is being recognized over the appropriate future periods.

Machinery, equipment, furniture and fixtures	5 years
Software, computer hardware and manufacturing test fixtures	3 years
Engineering equipment and demonstration products	1 year
Leasehold improvements	Lesser of the lease term or estimated useful lives

Ordinary maintenance and repair expenses are charged to income when incurred.

Accounting for Leases

The Company leases most of its facilities, certain office equipment and vehicles under non-cancelable operating leases that expire at various dates through 2013, along with options that permit renewals for additional periods. Rent escalations are considered in the determination of straight-line rent expense for operating leases. Leasehold improvements made at the inception of or during the lease are amortized over the shorter of the asset life or the lease term.

Asset Retirement Obligations

The Company leases most of its facilities under various operating leases, some of which contain clauses that require the Company to restore the leased facility to its original state at the end of the lease term. In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” and FIN 47, “Accounting for Conditional Asset Retirement Obligations” any identified material asset retirement obligation is initially measured at the fair value and recorded as a liability with a corresponding increase in the carrying amount of the underlying property. Subsequently, the asset retirement obligation would accrete until the time the retirement obligation is expected to settle while the asset retirement cost is amortized over the useful life of the underlying property. As of December 31, 2008 and 2007, the Company identified $75,000, of asset retirement obligations.

Accrued Restructuring and Other Charges

For the years ended December 31, 2008, 2007 and 2006 expenses associated with exit or disposal activities are recognized when probable and estimable under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” for everything but severance. Because the Company has a history of paying severance benefits, the cost of severance benefits associated with a restructuring charge is recorded when such costs are probable and the amount can be reasonably estimated. For leased facilities that were vacated, an amount equal to

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the total future lease obligations from the date of vacating the premises through the expiration of the lease, net of any future sublease income, was recorded as a part of restructuring charges.

Warranty

The Company provides for the estimated cost of product warranties at the time it recognizes revenue. Products are generally sold with warranty coverage for a period of 24 months after shipment. On a quarterly basis the Company assesses the reasonableness and adequacy of the warranty liability and adjusts such amounts as necessary. Warranty reserves are included in other accrued liabilities in the accompanying Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007. See also Note 12—Other Accrued Liabilities and Note 16—Commitments and Contingencies.

Research and Development

Research, development and engineering costs are expensed as incurred. R&D expenses consist primarily of salary, bonuses and benefits for product development staff, and cost of design and development supplies and equipment, net of reimbursements for non-recurring engineering services.

Income Taxes

The Company accounts for income taxes using the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities. Valuation allowances are established in accordance with SFAS No. 109, “Accounting for Income Taxes,” to reduce deferred tax assets to the amount expected to “more likely than not” be realized in future tax returns. Tax law and rate changes are reflected in the period such changes are enacted. The Company recognizes uncertain tax positions in accordance with FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109” (“FIN 48”). The Company adopted the provisions of FIN 48 on January 1, 2007. In accordance with FIN 48, the Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. See Note 18—Income Taxes.

Fair Value of Financial Assets and Liabilities

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP No. 157-2. SFAS No. 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is:

Level 1—Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2—Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3—Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Refer to Note 3, for details of the Company’s financial assets and their respective classification within the SFAS No. 157 hierarchy.

Comprehensive Income (Loss)

In accordance with SFAS No. 130, “Reporting Comprehensive Income,” the Company reports accumulated other comprehensive income (loss) in its Consolidated Balance Sheets. Comprehensive income (loss) includes net income (loss), translation adjustments and unrealized gains (losses) on hedging instruments. The cumulative translation adjustments consist of unrealized gains (losses) in accordance with SFAS No. 52, “Foreign Currency Translation.”

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 19—Employee Benefit Plans.

Net income (loss) per share

The Company computes earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Accordingly, basic earnings per share amounts are computed based on the weighted-average number of common shares outstanding. Diluted earnings per share amounts incorporated the incremental shares issuable upon assumed exercise of stock options, incremental shares associated with the assumed vesting of restricted stock and the assumed conversion of the Company’s convertible notes, as if the conversion to common shares had occurred at the beginning of the fiscal year and when such conversion would have the effect of reducing earnings per share. When the conversion of the Company’s convertible notes has the effect of reducing earnings per share earnings have also been adjusted for the interest expense on the convertible notes. See also Note 17—Basic and Diluted Income per Share.

Derivatives

During 2008, the Company began to enter into forward foreign currency exchange contracts to reduce the impact of foreign currency exchange risks where natural hedging strategies could not be effectively employed.

The Company does not hold or issue derivative financial instruments for trading purposes. The purpose of the Company’s hedging activities are to reduce the risk that the eventual cash flows of the underlying assets, liabilities and firm commitments will be adversely affected by changes in exchange rates.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company adopted SFAS No. 157; however the adoption did not have a material impact on results of operations. Refer to Note 15—Hedging for further details of the Company’s hedging activities.

Foreign currency translation

Assets and liabilities of international operations, using a functional currency other than the U.S. dollar, are translated into U.S. dollars at exchange rates as of December 31, 2008 and 2007. Income and expense accounts are translated into U.S. dollars at the actual daily rates of exchange prevailing during the period. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component in shareholders’ equity in accordance with SFAS No. 130. Foreign exchange transaction gains and losses are included in other expense, net, in the Consolidated Statements of Operations. Foreign currency exchange rate fluctuations resulted in a net gain (loss) of $193,000, $(116,000), and $96,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires that issuers of such instruments separately account for the liability and equity components related to convertible debt instruments in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. Early adoption is not permitted and FSP APB 14-1 becomes effective for the Company on January 1, 2009. Based on preliminary analysis, the Company has determined that the new guidance should only affect its 1.375% convertible senior notes due November 15, 2023 (the “2023 convertible senior notes”). Although, the Company’s 2023 convertible senior notes were retired as of December 31, 2008, the Company will still be required to retrospectively apply FSP APB 14-1 in all periods presented that include the Company’s 2023 convertible senior notes. As a result of this retrospective adoption, the Company’s opening accumulated deficit balance and paid in capital balance will increase, however the Company is still assessing the magnitude.

Note 2—Cash Equivalents and Investments

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2008
Cash Equivalents
Money market mutual funds	$14,987	$—	$—	$14,987

Long-term investments
Auction rate securities	51,213	—	—	51,213

December 31, 2007
Cash Equivalents
Money market mutual funds	$22,309	$—	$—	$22,309
Short-term investments
Auction rate securities	72,750	—	—	72,750

The Company has invested excess cash in auction rate securities (“ARS”) that have been classified as trading securities. Historically these investments have been held as available-for-sale short-term investments, however, as explained below, due the circumstances surrounding the Company’s ARS they were moved from short-term to long-term in the first quarter of 2008, and reclassified to trading securities during the fourth quarter of 2008. In the past, available-for-sale securities were recorded at fair value, and unrealized holding gains and losses were recorded, net of tax, as a separate component of accumulated other comprehensive income. For the years ended December 31, 2008, 2007 and 2006 the Company did not recognize any gains or losses on the sales of available-for-sale investments. At December 31, 2008 and 2007 the Company had no held-to-maturity investments. The Company’s investment policy requires that the total investment portfolio, including cash and investments, not exceed a maximum weighted-average maturity of 18 months. In addition, the policy mandates that an individual investment must have a maturity of less than 36 months, with no more than 20% of the total portfolio exceeding 24 months.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Between December 31, 2007 and February 7, 2008, the Company sold at par value $10.0 million in ARS of the total ARS balance of $72.8 million which was held at December 31, 2007. During the first quarter of 2008, due to liquidity issues experienced in the global credit and capital markets, the Company’s remaining portfolio of ARS experienced multiple failed auctions as the amount of securities submitted for sale exceeded the amount of purchase orders. An auction failure, which is not a default in the underlying debt instrument, occurs when there are more sellers than buyers at a scheduled interest rate auction date and parties desiring to sell their auction rate securities are unable to do so. When an auction fails, the interest rate is adjusted according to the provisions of the associated security agreement, which may result in an interest rate that is higher than the interest rate the issuer pays in connection with successful auctions. The Company will not be able to liquidate the investments until a successful auction occurs, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature. Due to the uncertainty of when the Company will be able to liquidate the investments, the investments were reclassified to long-term assets during the first quarter of 2008 and will continue to be held as such.

During August of 2008, the Company’s investment bank announced it had agreed to settlements with the Securities and Exchange Commission and other state regulatory agencies to restore liquidity to eligible holders of auction-rate securities. Subsequently, during the fourth quarter of 2008, the Company accepted an offer from its investment bank which provided a non-transferable right to require the bank to purchase, at par value, $62.7 million in ARS at any time between June 30, 2010 and June 30, 2012. The agreement allows the investment bank to purchase the ARS sooner than June 30, 2010, but is under no obligation to do so. If the bank has not purchased the investments by June 30, 2010, the Company plans to exercise its non-transferable right to require the purchase at that time. In addition, under the terms of the offer, the Company also became eligible for a demand line of credit of up to 75% of the market value of our ARS until the time of purchase. As of December 31, 2008, the Company had drawn $39.5 million under the terms of this agreement.

Consequently, in accordance with its policy as well as the provisions of SFAS No. 115, the Company transferred its ARS from available-for-sale to trading securities during the fourth quarter of 2008, as it plans to sell them on June 30, 2010. As such, at the time of transfer, the Company recognized, in earnings, an unrealized holding loss, in the amount of $11.5 million, based on its estimated valuation of its ARS at that time. Concurrently, the Company elected the fair value option under SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” for the non-transferable right, upon initial recognition. As such, the Company also recognized a gain in the amount of $11.1 million, based upon the value assigned to its non-transferable right from UBS. The net loss resulting from these transactions is included in other income (expense), net, in the consolidated statements of operations for the year ended December 31, 2008.

The Company considered various inputs to estimate the fair value of its ARS at December 31, 2008, including the estimated time believed to allow the market for such investments to recover, projected estimates of future risk free rates, as well premiums designed to account for liquidity and credit risks associated with its ARS holdings. For its non-transferable right, the Company considered inputs around the issuer’s credit quality, expected term, and estimates of future risk free rates. The Company’s valuation of both components of its ARS, are contingent upon the financial viability of its investment bank and accordingly, the Company has assigned a credit risk component to both its valuations based on market data available at the time of valuation. However, if market conditions change and the Company’s investment bank is unable to fulfil its commitment, the Company could incur a permanent impairment charge for the remaining amount of our ARS, which would materially and adversely affect its operating results and overall financial condition. Additionally, the inputs used in the Company’s valuation are based on managements’ estimates at the time of valuation and require significant judgment. If any of these inputs vary or market conditions change significantly, actual results may differ and the Company’s overall financial condition and operating results may be materially and adversely affected.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-term and long-term investments reported as (in thousands):

	December 31, 2008	December 31, 2007
Short-term available for sale investments	$—	$72,750

Long-term trading investments	$51,213	$—

Note 3—Fair Value of Financial Instruments

The Company measures at fair value certain financial assets and liabilities, including cash equivalents, long-term investments, and its ARS settlement right. SFAS No. 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair-value hierarchy:

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

The following table summarizes the fair value measurements as of December 31, 2008, for the Company’s financial instruments, including its ARS (in thousands):

	Fair Value Measurements as of December 31, 2008
	December 31, 2008	Level 1	Level 2	Level 3
Cash equivalents	$14,987	$14,987	$—	$—
Long-term trading investments	$51,213	$—	$—	$51,213
ARS settlement right	$11,071	$—	$—	$11,071

Total	$77,271	$14,987	$—	$62,284

The following tables outline changes in the fair value of the Company’s ARS and ARS settlement right, where fair value is determined using Level 3 inputs:

Fair Value
Balance as of December 31, 2007	$—
Fair value transferred in from Level 1 securities	62,750
Sales of ARS	(25)
Impairment charges (A)	(11,512)

Balance as of December 31, 2008	$51,213

Fair Value
Balance as of December 31, 2007	$—
Initial recognition of ARS settlement right (A)	11,071

Balance as of December 31, 2008	$11,071

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(A)	Refer to Note 2—Cash Equivalents and Investments for further discussion of the inputs used in determining the appropriate fair values for each financial instrument.

Note 4—Accounts Receivable and Other Receivables

Accounts receivable balances consisted of the following (in thousands):

	December 31, 2008	December 31, 2007
Accounts receivable, gross	$46,521	$71,432
Less: allowance for doubtful accounts	(970)	(884)

Accounts receivable, net	$45,551	$70,548

Accounts receivable at December 31, 2008 and 2007 primarily consists of sales to the Company’s customers which are generally based on standard terms and conditions. The Company recorded the following activity in allowance for doubtful accounts (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Allowance for doubtful accounts, beginning of the year	$884	$858	$876
Charged to costs and expenses	168	65	200
Less: write-offs, net of recoveries	(82)	(39)	(218)

Remaining allowance, end of the year	$970	$884	$858

As of December 31, 2008 and 2007 other receivables was $1.1 million and $2.7 million, respectively. Other receivables consisted primarily of non-trade receivables including receivables for inventory sold to the Company’s contract manufacturing partners. Sales to the Company’s contract manufacturing partners are based on terms and conditions similar to the terms offered to the Company’s regular customers. There is no revenue recorded associated with non-trade receivables.

Note 5—Inventories

Inventories consisted of the following (in thousands):

	December 31, 2008	December 31, 2007
Raw materials	$30,183	$28,752
Work-in-process	1,126	1,762
Finished goods	9,392	4,405

	40,701	34,919
Less: inventory valuation allowance	(11,251)	(11,818)

Inventories, net	$29,450	$23,101

During the years ended December 31, 2008, 2007 and 2006 the Company recorded provision for excess and obsolete inventory of $3.7 million, $6.6 million and $5.6 million, respectively.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the change in the Company’s inventory valuation allowance (in thousands):

	For the Years Ended December 31,
	2008	2007
Inventory valuation allowance, beginning of the year	$11,818	$8,612
Usage:
Inventory scrapped	(4,793)	(1,958)
Inventory utilized	(1,166)	(2,154)

Subtotal—usage	(5,959)	(4,112)
Write-downs of inventory valuation	3,720	6,580
Transfer from other liabilities (A)	1,421	738
Inventory revaluation for standard cost changes	251	—

Inventory valuation allowance, end of the year	$11,251	$11,818

(A)	Transfer from other liabilities is related to obsolete inventory purchased from contract manufacturers during the year which was previously reserved for as an adverse purchase commitment. (Note 12—Other Accrued Liabilities and Note 16—Commitments and Contingencies)

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

Note 6—Long-Lived Assets Held for Sale

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

During 2007, the Company sold the DC3 building and one of the remaining lots of land held for $3.0 million resulting in a gain of $212,000 included in selling, general and administrative expenses in the Consolidated Statement of Operations. The balance in long-lived assets held for sale as of December 31, 2008 of $644,000 relates to the remaining parcel of land, and is recorded in other current assets as of December 31, 2008 and 2007.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2008	December 31, 2007
Manufacturing equipment	$20,362	$17,133
Office equipment and software	27,153	26,608
Leasehold improvements	5,124	4,588

	52,639	48,329
Less: accumulated depreciation and amortization	(41,083)	(37,096)

Property and equipment, net	$11,556	$11,233

Depreciation and amortization expense for property and equipment for the years ended December 31, 2008, 2007 and 2006 was $6.2 million, $5.7 million and $5.1 million, respectively.

Note 8—Goodwill

Pursuant to SFAS No. 142, the Company is required to test goodwill for impairment at least annually. Additionally, the Company assesses goodwill for impairment if any adverse conditions exist that would indicate impairment. Conditions that would trigger an impairment assessment, include, but are not limited to, a significant decline in the Company’s market capitalization, a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator. The Company is considered one reporting unit. As a result, goodwill impairment testing is performed at the reporting unit level in a two-step process, which consists of, first, comparing the Company’s fair value to its carrying value, including goodwill. If the Company’s fair value exceeds its carrying value, applicable goodwill is not considered to be impaired. If the Company’s carrying value exceeds its fair value, there is an indication of impairment, upon which time the Company would perform the second step, which includes a further and more detailed analysis in order to corroborate any such impairment.

In accordance with SFAS No. 142, the Company’s annual goodwill impairment test was performed during the third quarter of 2008. General economic conditions combined with a decline in the Company’s stock price, were considered triggering events that required management to re-perform its goodwill impairment test at the end of the fourth quarter of 2008. To perform the test, a fair value for the Company was estimated primarily based on the market approach, which used the market capitalization method. An impairment loss was then calculated based on an allocation of the fair value of the Company to the fair value of the Company’s assets and liabilities in a manner similar to a purchase price allocation in a business combination. This resulted in an impairment charge representing the entire balance of goodwill, which totaled $67.3 million, net of adjustments and as of December 31, 2008 the Company had no remaining indefinite lived intangible assets.

The following is a summary of the change in Company’s total balance during the year ended December 31, 2008 (in thousands):

Goodwill Balance
Goodwill balance as of January 1, 2008	$67,644
Purchase accounting adjustments	(388)
Impairments	(67,256)

Goodwill balance as of December 31, 2008	$—

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Intangible Assets

The following tables summarize details of the Company’s total purchased intangible assets (in thousands):

	Weighted Average Amortization Period (in years)	Gross	Accumulated Amortization	Net
December 31, 2008
Existing technology	5.0	$38,315	$(29,407)	$8,908
Technology licenses	3.7	18,589	(11,867)	6,722
Patents	10.5	6,652	(6,216)	436
Customer lists	3.0	10,800	(8,805)	1,995
Trade names	6.0	3,636	(1,893)	1,743
Other	—	1,537	(1,537)	—

Total intangible assets	4.6	$79,529	$(59,725)	$19,804

December 31, 2007
Existing technology	3.2	$38,315	$(19,011)	$19,304
Technology licenses	3.5	18,589	(8,052)	10,537
Patents	10.5	6,652	(6,073)	579
Customer lists	2.4	10,800	(4,895)	5,905
Trade names	6.0	3,636	(1,236)	2,400
Other	0.5	1,537	(1,483)	54

Total intangible assets	3.4	$79,529	$(40,750)	$38,779

Intangible assets amortization expense was $19.0 million, $19.4 million and $6.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. The Company’s purchased intangible assets have lives ranging from one to 10 years. In accordance with SFAS No. 144, the Company reviews for impairment of all its purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

General economic conditions as well as the decline in the Company’s stock price were considered triggering events that required the Company to re-perform an impairment test of its long lived assets, including intangible assets. This analysis was performed in accordance with SFAS No. 144. For its long lived intangible assets, the Company determined no impairment existed, however, during its analysis, the remaining depreciable lives were reviewed for adequacy. The Company noted that expected future benefits derived from certain MSBU intangible assets exceeded their remaining depreciable lives. Accordingly, an adjustment was made in order to match amortization expense over the period of expected future benefit. The intangible asset categories impacted were existing technology and customer lists. The adjustments to depreciable lives of the Company’s intangible assets were treated as changes in estimates and, in accordance with Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections,” their effects were recognized prospectively in our Consolidated Financial Statements, effective October 1, 2008.

The intangible asset balance within existing technology is made up of one asset, which is related to technology acquired in the Company’s purchase of Convedia in 2007. In the quarter and year ended December 31, 2008, this prospective treatment resulted in a reduction in our amortization expense of $637,000. The balance within customer lists is also associated with the Convedia acquisition. In the quarter and year ended December 31, 2008, this prospective treatment resulted in a reduction in our amortization expense of $1.0 million. In the quarter and year ended December 31, 2008, this prospective treatment resulted in a collective

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reduction in our amortization expense of $1.7 million. The impact of the change in estimate resulted in a pre-tax decrease to net loss of $1.7 million, and a pre-tax decrease in fully diluted loss per share of $0.08.

The estimated future amortization expense of purchased intangible assets as of December 31, 2008 is as follows (in thousands):

For the Years Ending December 31,	Estimated Intangible Amortization Amount
2009	9,084
2010	6,388
2011	3,683
2012	649

Total estimated future amortization expense	$19,804

Note 10—Other Assets

Other current assets consisted of the following (in thousands):

	December 31, 2008	December 31, 2007
Prepaid maintenance, rent and other	$3,279	$4,555
Assets held for sale	644	644
Income tax receivable, net	345	100

Other current assets	$4,268	$5,299

Other assets consisted of the following (in thousands):

	December 31, 2008	December 31, 2007
Employee deferred compensation arrangement	$2,819	$3,362
2013 convertible senior notes debt issuance costs	1,394	—
Other	669	625

Other assets	$4,882	$3,987

Employee deferred compensation arrangement represents the cash surrender value of insurance contracts purchased by the Company as part of its deferred compensation plan established in January 2001. Any elective deferrals by the eligible employees are invested in insurance contracts.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Accrued Restructuring and Other Charges

Accrued restructuring is recorded in other accrued liabilities as of December 31, 2008 and 2007, and consisted of the following (in thousands):

	December 31, 2008	December 31, 2007
Fourth quarter 2006 restructuring charge	$6	$57
Second quarter 2007 restructuring charge	—	11
Second quarter 2008 restructuring charge	87	—

Total	$93	$68

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

Fourth Quarter 2006 Restructuring

During the fourth quarter of 2006, the Company initiated a restructuring plan that included the elimination of 12 positions primarily supporting the Company’s contract manufacturing operations as a result of the termination of the relationship with one of the Company’s contract manufacturers in North America. The restructuring plan also includes closing the Charlotte, North Carolina manufacturing support office. The Company expects this office closure to be completed by January 31, 2009.

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

The following table summarizes the changes to the second quarter 2008 restructuring costs (in thousands):

Employee Termination and Related Costs
Restructuring and other costs	$598
Expenditures	(468)
Reversals	(43)

Balance accrued as of December 31, 2008	$87

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	December 31, 2008	December 31, 2007
Accrued warranty reserve	3,072	2,494
Deferred compensation plan liability	2,135	2,651
Adverse purchase commitments	1,968	1,884
Accrued interest payable	517	172
Accrued restructuring	93	68
Hedge liability	1,196	—
Other	2,403	1,646

Other accrued liabilities	$11,384	$8,915

Note 13—Short-Term Borrowings

Silicon Valley Bank

On August 7, 2008, the Company entered into a secured revolving line of credit agreement (“the Agreement”) with Silicon Valley Bank, as the Lender. The Agreement provides the Company with a two-year secured revolving credit facility of $30.0 million, which is subject to a borrowing base and secured by its accounts receivable. Borrowings under the Agreement will bear interest at the prime rate, which was 3.25% as of December 31, 2008, or the LIBOR rate, which was 0.44% as of December 31, 2008, plus 1.25%, with either interest rate determined by the Company’s election. The Company is required to make interest payments monthly. The Company is further required to pay a commitment fee equal to 0.08% of the $30.0 million maximum borrowing limit on an annual basis, and to pay quarterly in arrears an unused facility fee in an amount equal to 0.375% per year of the unused amount of the facility. In addition, the credit facility provides sub-facilities for letters of credit and foreign exchange contracts to be issued on the Company’s behalf.

The credit facility requires the Company to make and maintain certain financial covenants, representations, warranties and other agreements that are customary in credit agreements of this type. The Agreement requires the Company to maintain a minimum current ratio (current assets divided by the sum of current liabilities less deferred income plus the amount of outstanding advances and letters of credit) of 1.5 as of December 31, 2008 and during quarterly periods thereafter. Additionally, any quarterly EBITDA (earnings before interest, taxes, depreciation, amortization, stock based compensation and goodwill impairment charges, as defined in the Agreement) loss may not exceed $2.5 million in any one quarter, and quarterly EBITDA may not be negative for any two consecutive quarters for the duration of the Agreement. Further, the Company’s EBITDA may not be negative for the year ended December 31, 2008. For quarterly periods beginning after January 1, 2009, the Company must maintain a positive rolling four quarter EBITDA. In addition, capital expenditures may not exceed $12.0 million in any fiscal year. During the fourth quarter of 2008, the Company amended the Agreement with Silicon Valley bank. The amendment included a one-time exclusion for the goodwill impairment charge recognized in the fourth quarter of 2008.

Amounts borrowed and repaid are available for re-borrowing during the term of the facility. Outstanding amounts are due in full on the maturity date of August 6, 2010. Upon the occurrence of certain events of default specified in the Agreement, amounts due under the Agreement may be declared immediately due and payable.

As of December 31, 2008, the Company had no outstanding balances on the line of credit or letters of credit issued on its behalf.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UBS

During August of 2008, UBS AG, the parent company of the securities firm with which the Company holds its ARS, announced an offer to its clients holding auction rate securities (“the Offer”). Under the Offer, UBS AG would issue Auction Rate Securities Rights (“the Rights”) to the Company. The Rights would allow the Company to sell the ARS held in the Company accounts with UBS Financial Services, Inc. or UBS Securities LLC to UBS AG at par value during the period beginning June 30, 2010 and ending July 2, 2012. Under the Offer, the Company would also be entitled to receive no net cost loans from UBS AG or its affiliates for up to 75% of the market value of the Company’s ARS.

The Company accepted the Offer and entered into a Credit Line Agreement (“the Credit Line”), including an Addendum to Credit Line Account Application and Agreement, with UBS Bank USA and on December 12, 2008 borrowed approximately $39.8 million under the Credit Line. On December 15, 2008, the Company used a portion of the proceeds to pay in full the outstanding principal balance of approximately $20.0 million under its secured revolving line of credit agreement with Silicon Valley Bank. The amount of interest the Company will pay under the Credit Line is intended to equal the amount of interest the Company would receive with respect to the Company’s auction rate securities and is currently set at T-Bill plus 1.20%, which will be subject market fluctuations. The borrowings under the Credit Line are payable upon demand; however, UBS Bank USA or its affiliates are required to provide to the Company alternative financing on substantially similar terms, unless the demand right was exercised as a result of certain specified events or the customer relationship between UBS Bank USA and the Company is terminated for cause by UBS Bank USA. As of December 31, 2008, the Company had an outstanding balance on the Credit Line in the amount of $39.5 million.

Note 14—Convertible Debt

2023 Convertible Senior Notes

During November 2003, the Company completed a private offering of $100 million in aggregate principal amount of the 2023 convertible senior notes due November 15, 2023 to qualified institutional buyers. The discount at issuance on the 2023 convertible senior notes amounted to $3 million.

During the first quarter of 2008, the Company repurchased $52.5 million aggregate principal amount of the 2023 convertible senior notes, with an associated discount of $1.3 million. The notes were repurchased in the open market for $51.1 million and, as a result, the Company recorded a gain of $68,000.

During the second quarter of 2008, the Company repurchased $10.0 million aggregate principal amount of the 2023 convertible senior notes, with an associated discount of $240,000. The Company repurchased the notes in the open market for $9.8 million and, as a result, recorded a net loss of $31,000.

On November 15, 2008, the holders of the 2023 convertible senior notes required the Company to purchase, in cash, the entire remaining aggregate amount outstanding, together with accrued and unpaid interest as of this date. As such, the Company repurchased $37.5 million aggregate principal amount of the 2023 convertible senior notes, with an associated discount of $874,000. The Company repurchased the notes in the open market for $37.5 million and, as a result, recorded a net loss of $874,000. As of December 31, 2008, the 2023 convertible senior notes were fully retired.

2013 Convertible Senior Notes

On February 6, 2008, the Company offered and sold in a public offering pursuant to the shelf registration statement $55.0 million aggregate principal amount of 2.75% convertible senior notes due 2013 (the “2013 convertible senior notes”). Interest on the 2013 convertible senior notes is payable semi-annually, in arrears, on

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

each August 15 and February 15, beginning on August 15, 2008, to the holders of record at the close of business on the preceding August 1 and February 1, respectively. The 2013 convertible senior notes mature on February 15, 2013. Holders of the 2013 convertible senior notes may convert their notes into a number of shares of the Company’s common stock determined as set forth in the indenture governing the notes at their option on any day to and including the business day prior to the maturity date. The 2013 convertible senior notes are initially convertible into 76.7448 shares of the Company’s common stock per $1,000 principal amount of the notes (which is equivalent to a conversion price of approximately $13.03 per share), subject to adjustment upon the occurrence of certain events. Upon the occurrence of a fundamental change, holders of the 2013 convertible senior notes may require the Company to repurchase some or all of their notes for cash at a price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any. In addition, if certain fundamental changes occur, the Company may be required in certain circumstances to increase the conversion rate for any 2013 convertible senior notes converted in connection with such fundamental changes by a specified number of shares of the Company’s common stock. The 2013 convertible senior notes are the Company’s general unsecured obligations and rank equal in right of payment to all of its existing and future senior indebtedness, and senior in right of payment to the Company’s future subordinated debt. The Company’s obligations under the 2013 convertible senior notes are not guaranteed by, and are effectively subordinated in right of payment to all existing and future obligations of its subsidiaries and are effectively subordinated in right of payment to its future secured indebtedness to the extent of the assets securing such debt.

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

During the fourth quarter of 2008, the Company repurchased $5.0 million aggregate principal amount of the 2023 convertible senior notes, with associated unamortized issuance costs of $196,000. The Company repurchased the notes in the open market for $3.1 million and, as a result, recorded a net gain of $1.7 million.

As of December 31, 2008, the Company had outstanding 2013 convertible senior notes with a face value and fair value of $50.0 million and $26.9 million, respectively.

Convertible Subordinated Notes

During August 2000, the Company completed a private offering of $120 million in aggregate principal amount of 5.5% convertible subordinated notes due to qualified institutional buyers. The discount at issuance on the convertible subordinated notes amounted to $3.6 million. The remaining outstanding notes of $2.4 million were paid at maturity on August 15, 2007.

Note 15—Hedging

The Company’s activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates. During the first quarter of 2008, the Company entered into forward exchange contracts, designated as foreign-currency cash flow hedges, to reduce the potentially adverse effects of foreign currency

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exchange rate fluctuations that occur in the normal course of business. All hedging transactions are conducted with a large, and in the opinion of management, reputable and financially stable financial institution.

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

For the year ended December 31, 2008, the Company had a net foreign exchange hedge-related transaction loss of $190,000. As of December 31, 2008, the Company had forward contracts outstanding in the amount of $5.7 million that mature monthly over the next eleven months. For the year ended December 31, 2008, the Company had recorded as other comprehensive income, unrealized losses of $859,000 on outstanding derivatives. The majority of these amounts are expected to be reclassified from other comprehensive (loss) income to other (expense) income within the next twelve months. As of December 31, 2008, the Company had no ineffective hedges because forward foreign currency contract amounts were less than the specifically identified anticipated transactions being hedged.

Note 16—Commitments and Contingencies

RadiSys leases most of its facilities, certain office equipment, and vehicles under non-cancelable operating leases which require minimum lease payments expiring from one to four years after December 31, 2008. Amounts of future minimum lease commitments in each of the five years ending December 31, 2009 through 2013 and thereafter, are as follows (in thousands):

For the Years Ending December 31,	Future Minimum Lease Payments
2009	4,483
2010	4,150
2011	2,417
2012	719
2013 and thereafter	1,515

Total future minimum lease commitments	$13,284

Rent expense totaled $5.4 million, $5.7 million and $3.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Adverse Purchase Commitments

The Company is contractually obligated to reimburse its contract manufacturers for the cost of excess inventory used in the manufacture of the Company’s products, if there is no alternative use. This liability, referred to as adverse purchase commitments, is provided for in other accrued liabilities in the accompanying balance sheets. Estimates for adverse purchase commitments are derived from reports received on a quarterly

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

basis from the Company’s contract manufacturers. Increases to this liability are charged to cost of goods sold. When and if the Company takes possession of inventory reserved for in this liability, the liability is transferred from other accrued liabilities (Note 12—Other Accrued Liabilities) to the excess and obsolete inventory valuation allowance (Note 5—Inventories).

Guarantees and Indemnification Obligations

As permitted under Oregon law, the Company has agreements whereby it indemnifies its officers, directors and certain finance employees for certain events or occurrences while the officer, director or employee is or was serving in such capacity at the request of the Company. The term of the indemnification period is for the officer’s, director’s or employee’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. To date, the Company has not incurred any costs associated with these indemnification agreements and, as a result, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2008.

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

The following is a summary of the change in the Company’s warranty accrual reserve (in thousands):

	For the Years Ended December 31,
	2008	2007
Warranty liability balance, beginning of the year	$2,494	$2,000
Product warranty accruals	5,465	3,836
Adjustments for payments made	(4,887)	(3,342)

Warranty liability balance, end of the year	$3,072	$2,494

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The warranty liability balance is included in other accrued liabilities in the accompanying Consolidated Balance Sheets as of December 31, 2008 and 2007.

Note 17—Basic and Diluted Loss per Share

A reconciliation of the numerator and the denominator used to calculate basic and diluted income per share is as follows (in thousands, except per share amounts):

	For the Years Ended December 31,
	2008	2007	2006
Numerator—Basic
Net loss, basic	$(65,950)	$(17,552)	$(13,016)

Numerator—Diluted
Net loss, basic	(65,950)	(17,552)	(13,016)
Interest on convertible senior notes, net of tax benefit (A)	—	—	—

Net loss, diluted	$(65,950)	$(17,552)	$(13,016)

Denominator—Basic
Weighted average shares used to calculate net loss per share, basic	22,552	21,883	21,158

Denominator—Diluted
Weighted average shares used to calculate net loss per share, basic	22,552	21,883	21,158
Effect of dilutive restricted stock	—	—	—
Effect of dilutive stock options (B)	—	—	—
Effect of convertible senior notes (A)	—	—	—

Weighted average shares used to calculate net loss per share, diluted	22,552	21,883	21,158

Net loss per share:
Basic	$(2.92)	$(0.80)	$(0.62)

Diluted	$(2.92)	$(0.80)	$(0.62)

(A)	For the years ended December 31, 2008, 2007 and 2006, as-if converted shares associated with the Company’s 2013 and 2023 convertible notes, as well as its previously issued convertible subordinated notes, were excluded from the calculation if the effect would be anti-dilutive. The following table summarizes the total number of shares excluded from the earnings per share calculation, by year, for the different forms of convertible debt:

	For the Years Ended December 31,
	2008	2007	2006
Convertible subordinated notes	—	9	36
2023 convertible senior notes	1,896	4,243	4,243
2013 convertible senior notes	3,653	—	—

Total shares excluded from earnings per share calculation	5,549	4,252	4,279

(B)	For the years ended December 31, 2008, 2007, and 2006, options amounting to 3.8 million, 3.3 million, and 3.1 million, respectively, were excluded from the calculation as the Company was in a loss position.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18—Income Taxes

The income tax provision consists of the following (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Current provision (benefit):
Federal	$(216)	$(65)	$(133)
State	34	6	(178)
Foreign	(193)	1,334	135

Total current provision (benefit)	(375)	1,275	(176)

Deferred provision (benefit):
Federal	(12,051)	(2,249)	824
State	(526)	789	(109)
Foreign	3,425	(5,829)	(1,285)

Total deferred benefit	(9,152)	(7,289)	(570)

Total income tax benefit	$(9,527)	$(6,014)	$(746)

The income tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate to pretax income as a result of the following differences:

	For the Years Ended December 31,
	2008	2007	2006
Statutory federal tax (benefit) rate	(35.0)%	(35.0)%	(35.0)%
Increase (decrease) in rates resulting from:
State taxes	(0.6)	(0.5)	(1.5)
Goodwill impairment expense and (benefit) from acquisitions	15.6	(1.1)	(1.8)
Valuation allowance	0.1	(0.9)	(0.4)
Taxes on foreign income that differ from U.S. tax rate	1.1	16.6	(5.1)
Tax credits	(2.0)	(5.1)	(5.5)
Export sale benefit	—	—	(1.4)
Non-deductible stock-based compensation expense	2.5	6.4	5.7
In process research and development	—	—	37.1
Foreign currency adjustments	3.6	(6.9)	—
Other	2.1	1.0	2.5

Effective tax rate	(12.6)%	(25.5)%	(5.4)%

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of deferred taxes consist of the following (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Accrued warranty	$1,014	$827
Inventory	4,517	4,885
Restructuring accrual	24	25
Net operating loss carryforwards	10,804	18,306
Tax credit carryforwards	19,034	17,651
Stock-based compensation	3,389	2,407
Capitalized research and development	1,355	1,640
Fixed assets	4,300	5,660
Intangible Assets	4,845	1,240
Goodwill	7,980	—
Other	4,704	3,661

Total deferred tax assets	61,966	56,302
Less: valuation allowance	(5,555)	(6,307)

Net deferred tax assets	56,411	49,995

Deferred tax liabilities:
Goodwill	—	(2,789)
Other	(250)	(639)

Total deferred tax liabilities	(250)	(3,428)

Total net deferred tax assets	$56,161	$46,567

At December 31, 2008, our unrecognized tax benefits associated with uncertain tax positions were $1.8 million, substantially all of which, if recognized, would favorably affect the effective tax rate.

The Company’s ongoing practice is to recognize potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. During the year ended December 31, 2008, potential interest and penalties associated with uncertain tax positions totaled $678,000, which represents an increase of $51,000 from the balance as of December 31, 2007.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s total amounts of unrecognized tax benefits at the beginning and end of the period are as follows (in thousands):

Total
Balance at January 1, 2007	$1,476
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	835
Reductions for tax positions of prior years	(57)
Settlements	—
Reductions as a result of a lapse of applicable statute of limitations	(78)
Other	(33)

Balance accrued as of December 31, 2007	$2,143

Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	(107)
Reductions as a result of a lapse of applicable statute of limitations	(78)
Other	(203)

Balance accrued as of December 31, 2008	$1,755

The Company and its subsidiaries are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company’s statute of limitations is closed for all federal and state income tax years before 2005 and 2004, respectively. The statute of limitations for the Company’s Canadian subsidiary is closed for all tax years ended before October 31, 2005. The statute of limitations for the Company’s other foreign subsidiaries is closed for all income tax years before 2002 which includes federal and state income tax returns. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses and credits were generated and carried forward, and make adjustments up to the net operating loss and credit carryforward amounts.

The Company is not currently under Internal Revenue Service (IRS) examination. During 2005, the Company settled an IRS tax examination related to the 1996 through 2002 tax years. In the fourth quarter of 2006, the German tax authorities commenced audits of 2002 through 2004 years. The German taxing authority has completed their examination and all audit adjustments were essentially settled during the third quarter of 2008. The final audit adjustments did not have a material impact on the Company’s position or results of operations. In the fourth quarter of 2008, the Canada Revenue Agency commenced routine tax inquiries for the taxation years 2005 through 2007. The Company is not currently under examination in any other states or foreign jurisdictions.

During the year ended December 31, 2008, the Company recorded a reduction to goodwill of $388,000 primarily related to a purchase accounting adjustment to increase a deferred tax asset for acquired net operating losses related to the acquisition of Microware and the recognition of an acquisition related uncertain tax position.

The Company has recorded valuation allowances of $5.6 million and $6.3 million at December 31, 2008 and December 31, 2007, respectively, due to uncertainty involving utilization of certain net operating loss and tax credit carryforwards prior to the expiration which will occur between 2009 and 2026. The decrease in valuation allowance of $752,000 for the year ended December 31, 2008 compared to the year ended December 31, 2007, is primarily attributable to an increase in the utilization of net operating loss carryforwards from the acquisition of Microware in August 2001 and the expiration of a capital loss carryforward, that was previously reserved.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2008 and 2007, the Company had total available federal net operating loss carryforwards of approximately $27.9 million and $32.0 million, respectively, before valuation allowance. The federal net operating loss carryforwards expire between 2009 and 2023 and consist of approximately $14.5 million of consolidated taxable loss remaining after loss carrybacks to prior years, $3.9 million of loss carryforwards from the Texas Micro merger in 1999, and $9.5 million of loss carryforwards from the Microware acquisition in August of 2001. The net operating losses from Texas Micro and Microware are stated net of limitations pursuant to Section 382 of the Internal Revenue Code. The annual utilization limitations are $5.7 million and $732,000 for Texas Micro and Microware, respectively. The Company had total state net operating loss carryforwards of approximately $40.2 million and $40.9 million at December 31, 2008 and 2007, respectively, before valuation allowance. The state net operating loss carryforwards expire between 2010 and 2023. The Company also had net operating loss carryforwards of approximately $5.9 million from certain non-U.S. jurisdictions. The non-U.S. net operating loss carryforwards are primarily attributable to Canada and the U.K. The Canada tax losses are attributable to the Convedia acquisition in September of 2006 and they expire between 2009 and 2026. The U.K. tax losses may be carried forward indefinitely provided certain requirements are met.

The Company has federal and state research and development tax credit and other federal tax credit carryforwards of approximately $13.3 million at December 31, 2008, to reduce future income tax liabilities. The federal and state tax credits expire between 2014 and 2028. The federal tax credit carryforwards include research and development tax credits of $1.5 million and $268,000 from the Texas Micro and Microware acquisitions, respectively. The utilization of these acquired credits is subject to an annual limitation pursuant to Section 383 of the Internal Revenue Code. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was signed into law which extended the research and development tax credit through December 31, 2009. Congress has reinstated the tax credit retroactive to January 1, 2008. The Company’s Canadian subsidiary also had approximately $3.6 million in investment tax credit, $8.9 million in unclaimed scientific research and experimental expenditures and $12.5 million in undepreciated capital cost to be carried forward and applied against future income in Canada.

Realization of the deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of the net operating loss and tax credit carryforwards. Although realization is not assured, management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the balance of the deferred tax assets, net of the valuation allowance, as of December 31, 2008. The amount of the net deferred tax assets that is considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced. Should management determine that the Company would not be able to realize all or part of the net deferred tax assets in the future, adjustments to the valuation allowance for deferred tax assets may be required. Pre-tax book loss in fiscal 2008 is primarily the result of the $67.3 million charge associated with the full impairment of our goodwill balances. Of this total charge, approximately $34.0 million is related to stock acquisitions and therefore not tax deductible for income tax purposes. The pre-tax book losses from foreign operations for fiscal years 2008, 2007 and 2006 are primarily the result of purchased intangible asset amortization and an in-process R&D charge related to the Convedia Corporation acquisition of $13.7 million, $16.5 million and $19.9 million, respectively. These other acquisition related charges, as well as approximately $34.0 million of the goodwill charge, are not tax deductible and therefore have not affected taxable income for these years.

Pretax book income (loss) from domestic operations for the fiscal years 2008, 2007 and 2006 was $(42.4) million, $(7.4) million, and $2.4 million, respectively. Pretax book income (loss) from foreign operations for fiscal years 2008, 2007 and 2006 was $(33.1) million, $(16.1) million, and $(16.2) million, respectively. The Company has indefinitely reinvested approximately $13.3 million of the undistributed earnings of certain foreign subsidiaries at December 31, 2008. Such earnings would be subject to U.S. taxation if repatriated to the United States.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19—Employee Benefit Plans

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

On May 15, 2008, the shareholders approved the Long-Term Incentive Plan (the “LTIP”). The LTIP provides for the grants of awards payable in shares of common stock or cash upon the achievement of performance goals set by the Company’s Compensation and Development Committee. The number of shares of the Company’s common stock initially reserved for issuance under the LTIP is 2.0 million shares with a maximum of 500,000 shares in any calendar year to one participant.

The table below summarizes the activities related to the Company’s stock plans (in thousands, except weighted average exercise prices):

	Shares Available for Grant	Stock Options Outstanding		Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
		Number	Average Price
Balance, December 31, 2007	2,284	3,269	$16.79	4.17	$2,032
Shares replaced	(345)	—	—
Authorized	2,000	—	—
Options granted	(603)	603	$9.38
Restricted shares granted	(0)	—	—
Restricted stock units granted (A)	(407)	—	—
Options forfeited	62	(62)	$17.98
Options expired	262	(262)	$20.80
Restricted shares canceled	5	—	—
Restricted stock units canceled (A)	64	—	—
Restricted shares repurchased	27	—	—
Options exercised	—	(75)	$3.99

Balance, December 31, 2008	3,349	3,473	$15.46	3.89	$12

Vested and expected to vest, December 31, 2008		3,471	$15.46	3.89	$12

Vested at December 31, 2008		2,493	$16.95	3.10	$7,301

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(A)	The 2007 plan that replaced the 1995 Stock Incentive Plan, the 2001 Nonqualified Stock Option Plan and the RadiSys Corporation Stock Plan for Convedia Employees requires all restricted stock to be counted as two shares and stock options to be counted as one share.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing price of RadiSys shares as quoted on the NASDAQ Global Select Market for December 31, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. The intrinsic value of options changes based on the fair market value of RadiSys stock. Total intrinsic value of options exercised for the years ended December 31, 2008, 2007 and 2006 was $591,000, $227,000, and $6.4 million, respectively.

The following table summarizes the information about stock options outstanding at December 31, 2008 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding As of 12/31/2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable As of 12/31/2008	Weighted Average Exercise Price

$ 4.34-$ 9.44	669	4.86	$8.63	187	$7.52
$ 9.74-$13.56	638	5.11	$12.73	300	$13.00
$13.66-$15.27	588	3.68	$14.38	534	$14.43
$15.30-$18.92	554	2.64	$17.16	507	$17.19
$18.94-$20.65	404	3.09	$19.40	404	$19.39
$20.75-$49.91	620	3.44	$22.54	561	$22.64

$ 4.34-$49.91	3,473	3.89	$15.46	2,493	$16.95

Employee Stock Purchase Plan

In December 1995, the Company established an Employee Stock Purchase Plan (“ESPP”). All employees of RadiSys and its subsidiaries who customarily work 20 or more hours per week, including all officers, are eligible to participate in the ESPP. Separate offerings of common stock to eligible employees under the ESPP (an “Offering”) commence on February 15, May 15, August 15 and November 15 of each calendar year (“Enrollment Dates”) and continue for a period of 18 months. Multiple separate Offerings are in operation under the ESPP at any given time. An employee may participate in only one Offering at a time and may purchase shares only through payroll deductions permitted under the provisions stipulated by the ESPP. The purchase price is the lesser of 85% of the fair market value of the common stock on date of grant or that of the purchase date (“look-back feature”). Pursuant to the provisions of the ESPP, as amended, the Company is authorized to issue up to 5.2 million shares of common stock under the plan. For the years ended December 31, 2008, 2007 and 2006 the Company issued 596,000, 405,000 and 278,000 shares under the plan, respectively. At December 31, 2008, 1.3 million shares were available for issuance under the plan.

Stock-Based Compensation associated with Stock-Based Employee Benefit Plans

In 2004, in an effort to reduce the amount of stock-based compensation expense that the Company would include in its financial statements after the effective date of SFAS 123R or January 1, 2006, the Compensation Committee of the Board of Directors approved an acceleration of vesting of those non-director employee stock options with an option price greater than $15.99, which was greater than the fair market value of the shares on

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that date ($14.23). Approximately 1.1 million options with varying remaining vesting schedules were subject to the acceleration and became immediately exercisable. Historically the Company has not accelerated the vesting of employee stock options. As a result of the acceleration, the Company estimates that stock-based compensation expense, net of related tax effects, was reduced by approximately $1.8 million and $219,000 for the years ended December 31, 2006 and 2007, respectively.

The Company uses the Black-Scholes model to measure the grant date fair value of stock options and ESPP shares. The grant date fair value of stock options that are expected to vest is recognized on a straight-line basis over the requisite service period, which is equal to the option vesting period which is, generally, 3 years. The grant date fair value of ESPP shares that are expected to vest is recognized on a straight-line basis over the requisite service period, which is generally, 18 months, subject to modification at the date of purchase due to the ESPP look-back feature. The Company computes the grant date fair value of restricted stock granted as the closing price of RadiSys shares as quoted on the NASDAQ Global Select Market on the earlier of the date of grant or the first date of the service period. The grant date fair value of restricted stock that are expected to vest is recognized on a straight-line basis over the requisite service period, which is 3 years. The estimate of the number of options, ESPP shares and restricted stock expected to vest is determined based on historical experience.

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

The Company uses three employee populations. The expected term computation is based on historical vested option exercise and post-vest forfeiture patterns and included an estimate of the expected term for options that were fully vested and outstanding, for each of the three populations identified. The estimate of the expected term for options that were fully vested and outstanding was determined as the midpoint of a range of estimated expected terms determined as follows: the low end of the range assumes the fully vested and outstanding options settle on the evaluation date and the high end of the range assumes that these options expire upon contractual term. The risk free interest rate is based on the U.S. Treasury constant maturities in effect at the time of grant for the expected term of the option or share.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As required by SFAS No. 123(R), the Company computed the value of options granted and ESPP shares issued during 2008, 2007 and 2006 using the Black-Scholes option pricing model. The fair value of the following stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the fiscal years ended December 31:

	Options			Employee Stock Purchase Plan
	2008	2007	2006	2008	2007	2006
Expected life (in years)	4.2	4.1	4.0	1.5	1.5	1.5
Interest rate	2.55%	4.60%	4.95%	1.59%	4.23%	4.73%
Volatility	46%	44%	56%	59%	37%	42%
Dividend yield	—	—	—	—	—	—

For the years ended December 31, 2008, 2007 and 2006, the total value of the options granted was approximately $2.2 million, $3.7 million and $7.0 million, respectively. For the years ended December 31, 2008, 2007 and 2006 the weighted-average valuation per option granted was $3.67, $5.63 and $10.18, respectively. The total estimated value associated with ESPP shares to be granted under enrollment periods beginning in the years ended December 31, 2008, 2007 and 2006 was $563,000, $449,000 and $1.9 million, respectively.

The table below summarizes the activities related to the Company’s unvested restricted stock grants (in thousands; except weighted-average grant date fair values):

	Restricted Shares	Weighted-Average Grant Date Fair Value
Balance, December 31, 2007	382	$17.41
Stock units granted	204	10.58
Shares vested	(79)	18.74
Stock units vested	(76)	16.27
Shares canceled	(6)	19.31
Stock units canceled	(44)	18.40

Balance, December 31, 2008	381	$13.45

The Company expects that approximately 248,300 of the balance of restricted stock at December 31, 2008 will vest. According to the Restricted Stock Grant Agreement, upon the vesting dates, the holder of the restricted stock unit grant shall be issued a number of shares equal to the number of restricted stock units which have vested.

For the years ended December 31, 2008, 2007 and 2006, stock-based compensation was recognized and allocated in the Consolidated Statements of Operations as follows (in thousands):

	2008	2007	2006
Cost of sales	$1,031	$971	$876
Research and development	3,001	2,793	1,745
Selling, general and administrative	5,584	6,117	3,968

Total stock-based compensation expense	9,616	9,881	6,589

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2008, stock-based compensation associated with stock options, restricted stock and ESPP shares amounted to $3.7 million, $3.0 million and $2.9 million, respectively. For the year ended December 31, 2007, stock-based compensation associated with stock options, restricted stock and ESPP shares amounted to $4.6 million, $2.9 million and $2.4 million, respectively. For the year ended December 31, 2006, stock-based compensation associated with stock options, restricted stock and ESPP shares amounted to $3.8 million, $1.4 million and $1.4 million, respectively. As of December 31, 2008, $3.9 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.00 years. As of December 31, 2008, $7.3 million of unrecognized stock-based compensation expense related to unvested restricted stock is expected to be recognized over a weighted-average period of 1.03 years.

401(k) Savings Plan

The Company established a 401(k) Savings Plan (“401(k) Plan”), a defined contribution plan, as of January 1, 1989 and amended through January 1, 2007, in compliance with Section 401(k) and other related sections of the Internal Revenue Code and corresponding Regulations issued by the Department of Treasury and Section 404(c) of Employee Retirement Income Security Act of 1974 (“ERISA”), to provide retirement benefits for its U.S employees. Under the provisions of the plan, eligible employees are allowed pre-tax contributions of up to 30% of their annual compensation or the maximum amount permitted by the applicable statutes. Additionally, eligible employees can elect to make catch-up contributions, within the limits set forth by pre-tax contributions, or to the maximum amount permitted by the applicable statutes. Pursuant to the provisions of the 401(k) Plan, the Company may contribute 50% of pre-tax contributions made by eligible employees, adjusted for loans and withdrawals, up to 6% of annual compensation for each eligible employee. The Company may elect to make supplemental contributions as periodically determined by the Board of Directors at their discretion. The contributions made by the Company on behalf of eligible employees become 100% vested after three years of service, or 33% per year after one year of service. The Company’s total contributions to the 401(k) Plan amounted to $1.0 million, $905,000 and $887,000 in 2008, 2007 and 2006, respectively. In addition, some of the Company’s employees outside the U.S are covered by various defined contribution plans, in compliance with the statutes of respective countries. The participants pay for the 401(k) Savings Plan administrative expenses.

Deferred Compensation Plan

Effective January 1, 2001, the Company established a Deferred Compensation Plan, providing its directors and certain eligible employees with opportunities to defer a portion of their compensation as defined by the provisions of the plan. The Company credits additional amounts to the deferred compensation plan to make up for reductions of Company contributions under the 401(k) Plan. The deferred amounts are credited with earnings and losses under investment options chosen by the participants. The Company sets aside deferred amounts, which are then invested in long-term insurance contracts. All deferred amounts and earnings are 100% vested at all times, but are subject to the claims of creditors of the Company under a bankruptcy proceeding. Benefits are payable to a participant upon retirement, death, and termination of employment and paid as elected by the participant in accordance with the terms of the plan. The Plan also permits scheduled in-service distributions. (see Note 10- Other Assets) Deferred amounts may be withdrawn by the participant in case of financial hardship as defined in the plan agreement.

Note 20—Segment Information

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

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company for making operating decisions and assessing financial performance. The Company is one operating segment according to the provisions of SFAS No. 131.

Revenues on a product and services basis are as follows (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Hardware	$356,228	$310,001	$280,720
Software royalties and licenses	10,382	9,440	6,193
Software maintenance	3,093	2,876	1,402
Engineering and other services	2,881	2,915	4,166

Total revenues	$372,584	$325,232	$292,481

Generally, the Company’s customers are not the end-users of its products. The Company ultimately derives its revenues from two end markets as follows (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Communication Networking	$292,608	$247,227	$217,744
Commercial Systems	79,976	78,005	74,737

Total revenues	$372,584	$325,232	$292,481

Information about the Company’s geographic revenues and long-lived assets by geographical area is as follows (in thousands):

Geographic Revenues

	For the Years Ended December 31,
	2008	2007	2006
United States	$114,582	$99,173	$89,404
Other North America	6,552	6,706	11,836

North America	121,134	105,879	101,240
Europe, the Middle East and Africa (“EMEA”)	137,940	132,054	140,719
Asia Pacific	113,510	87,299	50,522

Total revenues	$372,584	$325,232	$292,481

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-lived assets by Geographic Area

	December 31, 2008	December 31, 2007	December 31, 2006
Property and equipment, net
United States	$9,343	$9,459	$7,881
Other North America	706	987	1,096
EMEA	66	99	143
Asia Pacific	1,441	688	1,955

Total property and equipment, net	$11,556	$11,233	$11,075

Goodwill
United States	$—	$37,033	$27,463
Other North America	—	30,611	39,720

Total goodwill	$—	$67,644	$67,183

Intangible assets, net
United States	$8,454	$13,684	$1,434
Other North America	2,440	9,838	18,416
EMEA	8,910	15,257	23,085

Total intangible assets, net	$19,804	$38,779	$42,935

For the years ended December 31, 2008, 2007 and 2006, the following customers accounted for more than 10% of total revenues. These customers accounted for the following percentages of total revenue:

	2008	2007	2006
Nokia Siemens Networks	43.5%	44.8%	40.9%
Nortel	—	—	10.3%

For the year ended December 31, 2006, revenues attributable to Nokia Siemens Networks include revenues of Nokia and Siemens Networks prior to their business combination.

The following customers accounted for more than 10% of accounts receivable. These customers accounted for the following percentages of accounts receivable:

	December 31, 2008	December 31, 2007
Nokia Siemens Networks	31.0%	39.4%
Intel	—	20.6%

Note 21—Legal Proceedings

In the normal course of business, the Company becomes involved in litigation. As of December 31, 2008, in the opinion of management, RadiSys had no pending litigation that would have a material effect on the Company’s financial position, results of operations or cash flows.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or finance statement disclosure required to be reported under this item.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective.

During the Company’s fiscal quarter ended December 31, 2008, no change occurred in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial reporting appears on page 53 hereof. KPMG LLP’s attestation report on the effectiveness of the Company’s internal control over financial reporting appears on page 54 hereof.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS

Name	Age	Position with the Company
C. Scott Gibson	56	Chairman of the Board
Scott C. Grout	46	Director, President and Chief Executive Officer
Ken J. Bradley	61	Director
Richard J. Faubert	61	Director
Dr. William W. Lattin	68	Director
Kevin C. Melia	61	Director
Carl W. Neun	65	Director
Lorene K. Steffes	63	Director

C. Scott Gibson has served as a Director since June 1993 and as Chairman of our Board of Directors since October 2002. From January 1983 through February 1992, Mr. Gibson co-founded and served as President of Sequent Computer Systems, Inc., a computer systems company. Before co-founding Sequent, Mr. Gibson served as General Manager, Memory Components Operation, at Intel Corporation. Since March 1992, Mr. Gibson has been a director and consultant to high technology companies. Mr. Gibson serves on the boards of several other companies and non-profit organizations, including Verigy, Triquint Semiconductor, Inc., Pixelworks, Inc., NW Natural, Electroglas, Inc., Oregon Health and Science University, the Oregon Community Foundation and the Franklin W. Olin College of Engineering. Mr. Gibson holds a B.S.E.E. and a M.B.A. from the University of Illinois.

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

Ken J. Bradley has served as a Director since October 2003. Since February 2005, Mr. Bradley has been President of Lytica Inc., a company specializing in supply chain management and product lifecycle planning. He is also President and Director of Shared Insight, a management consulting firm. From January 2003 through January 2005, Mr. Bradley was the Chief Executive Officer of CoreSim, Inc., a company specializing in advanced systems design analysis. Prior to CoreSim, Inc. Mr. Bradley was with Nortel Networks from 1972 to 2002, most recently as Nortel’s Chief Procurement Officer. During his 30-year career at Nortel, Mr. Bradley held several national and international executive positions in supply management, operations management and technology development including Vice President, Supplier Strategy; Senior Managing Director, Guangdong Nortel Communications Joint Venture in China; and Vice President, China Joint Venture Program. Mr. Bradley also serves on the Board of Directors of SynQor, Inc., Powerwave Technologies, Inc, and Mu-Analysis, Inc. Mr. Bradley is a degreed electrical engineer and a member of the Professional Engineers of Ontario.

Richard J. Faubert has served as a Director since June 1993. Since September 2003, Mr. Faubert has served as President, Chief Executive Officer, and Director of Amberwave Systems, Inc., a semiconductor technology company in New Hampshire. From January to September 2003, Mr. Faubert served as Executive Vice President of Novellus Systems, Inc.’s Chemical Mechanical Planarization Business Unit, a company that designs, manufactures, markets and services chemical vapor deposition equipment, used in fabricating integrated circuits. From 1998 through 2002, Mr. Faubert was President, Chief Executive Officer and Director of SpeedFam-IPEC, Inc., a semiconductor capital equipment manufacturing company that was purchased in

December 2002 by Novellus Systems Inc. From 1992 through 1998, Mr. Faubert was employed by Tektronix, Inc., a test, measurement and monitoring technology company, first as General Manager of its Instruments Business Unit and then as Vice President and General Manager of the Television and Communications Business Unit, Measurement Business Division. From 1986 through 1992, Mr. Faubert served as Vice President of Product Development of GenRad, Inc. Mr. Faubert serves on the North American Board of Semiconductor Equipment and Materials International and the Board of Electro Scientific Industries, Inc. in Portland, Oregon. Mr. Faubert holds a B.S.E.E. from Northeastern University.

Dr. William W. Lattin has served as a Director since November 2002. In October 1999, Dr. Lattin retired from Synopsys, Inc., a supplier of electronic design automation software, where he had been an Executive Vice President since October 1994. Prior to joining Synopsys, Dr. Lattin served as President and Chief Executive Officer of Logic Modeling Corp. from 1986 through 1994. From 1975 to 1986, Dr. Lattin held various engineering and management positions with Intel Corporation. Dr. Lattin also serves on the Board of Directors of Merix Corporation, Easy Street Online Services, Inc., FEI Corp., Tripwire Inc., and Intrinsity, Inc. Dr. Lattin previously served on our Board of Directors from 1988 to 1999. Dr. Lattin holds a Ph.D. in electrical engineering from Arizona State University and a M.S.E.E. and a B.S.E.E. from the University of California-Berkeley.

Kevin C. Melia has served as a Director since July 2003. Mr. Melia is a past Chairman of the Board of IONA Technologies PLC, a leading middleware software company. Prior to joining IONA Technologies, Inc., he was the Co-Founder and Chief Executive Officer of Manufacturers’ Services Ltd. (“MSL”) from June 1994 to January 2003. MSL is a leading company in the electronics manufacturing services industry. Mr. Melia also served as Chairman of the Board of MSL from June 1994 to January 2003. Prior to establishing MSL, he held a number of senior executive positions over a five-year period at Sun Microsystems, initially as their Executive Vice President of Operations, then as President of Sun Microsystems Computer Company, a Sun Microsystems subsidiary, and finally as Chief Financial Officer of Sun Microsystems Corporation. Mr. Melia also held a number of senior executive positions in operations and finance over a sixteen-year career at Digital Equipment Corporation. Mr. Melia is a past member of the Board of Directors of Manugistics Group Inc., a supply chain software application company and is a past member of the Board of Directors of Eircom PLC, a leading telecom company in Ireland. He is also a joint managing director of Boulder Brook Partners LLC, a private investment company and a member of the Board of Directors of C&S Wholesale Grocers, Greatbatch Company, and DCC PLC. He is also a past member of the Board of Directors of Horizon Technologies, a European systems integration and distribution company. Mr. Melia is a Chartered Accountant and holds a joint diploma in Management Accounting from the Accounting Institutes of the U.K and Ireland.

Carl W. Neun has served as a Director since June 2000. Mr. Neun is Chairman of the Board of Directors of Powerwave Technologies, Inc., serves on the Board of Directors of Planar Systems, Inc. and is past Chairman of the Board of Directors of Oregon Steel Mills, Inc. From March 1993 to January 2000, Mr. Neun was Senior Vice President and Chief Financial Officer of Tektronix, Inc. From September 1987 to March 1993, he was the Chief Financial Officer for Conner Peripherals, Inc. Mr. Neun received a B.A. from Hamilton College and an M.B.A. from The Wharton School at the University of Pennsylvania.

Lorene K. Steffes has served as a Director since January 2005. Since October 2003, she has been an independent business advisor. From July 1999 to October 2003 she was an executive at IBM Corporation where she served as Vice President and General Manager, Global Electronics Industry; was based in Tokyo as Vice President, Asia Pacific marketing and sales of solutions for the Telecommunications, Media & Entertainment and Energy & Utilities industries; and, prior to her assignment in Asia Pacific, was Vice President of software group services for IBM’s middleware products. Ms. Steffes was appointed President and Chief Executive Officer of Transarc Corporation, Inc. in 1997. Prior to this appointment she worked for 15 years in the telecommunications industry at Ameritech and at AT&T Bell Laboratories and AT&T Network Systems. Ms. Steffes is a director on the board of PNC Financial Services Corporation and PNC Bank, NA, a member of the Northern Illinois University College of Liberal Arts and Sciences advisory board and was formerly a trustee on the Carlow College Board in Pittsburgh. She holds a BS in Mathematics and MS in Computer Science from Northern Illinois University.

EXECUTIVE OFFICERS

Name	Age	Position
Scott C. Grout	46	President, Chief Executive Officer and Director
Brian Bronson	37	Chief Financial Officer
Anthony Ambrose	47	Vice President & General Manager
Christian A. Lepiane	49	Vice President, Worldwide Sales
John T. Major	49	Vice President, Corporate Operations

See Mr. Grout’s biography above.

Mr. Bronson joined us in 1999 and has been an officer since 2000. Prior to his being named as our Chief Financial Officer in November 2006, Mr. Bronson held the positions of our Vice President of Finance and Business Development and Treasurer and Chief Accounting Officer. Before joining RadiSys, from 1995 to 1999, Mr. Bronson held a number of financial management roles at Tektronix, Inc. where he was responsible for investor relations, finance and accounting functions for both domestic and international operations. Prior to joining Tektronix, Inc., Mr. Bronson practiced as a Certified Public Accountant with the accounting firm Deloitte and Touche, LLP. Mr. Bronson holds a bachelors degree in Business Administration and Communications from Oregon State University.

Mr. Ambrose joined us in 2007 as Vice President and General Manager of Communications Networks and has been an officer since 2008. Before joining our executive team, Mr. Ambrose was Intel Corporation’s General Manager of the Modular Communications Platform Division in the Communications Infrastructure Group. Mr. Ambrose joined Intel Corporation in 1983, where he utilized his leadership experience in engineering, development, sales and marketing. In his most recent role at Intel Corporation, his organization had the responsibility for servers, blades, boards and software to the telecommunications industry and he has led Intel Corporation’s ATCA efforts for the past several years. In addition to being an industry advocate and spokesperson for standards based platforms, Mr. Ambrose has a track record of developing products and building businesses worldwide. While he held the Director of Product Marketing position in the Enterprise Server Group at Intel Corporation, he developed the strategies for standard high volume server products, leading to a $1 Billion business. Mr. Ambrose holds a Bachelors of Science degree in Engineering from Princeton University, graduating Magna Cum Laude.

Mr. Lepiane joined us in 2003. Before joining RadiSys, Mr. Lepiane was vice president of worldwide sales for Lightspeed Semiconductor in Sunnyvale, California, a chip design company. Mr. Lepiane has also held various management level sales positions with Oplink Communications, OMM, Lucent and AT&T. With nearly 20 years of experience selling to global OEMs, Mr. Lepiane has been recognized for his ability to grow and manage worldwide sales organizations and successfully lead multifunctional teams through all phases of client platform selection and product life cycles. He also has extensive experience developing strategic alliances and negotiating contracts with major OEMs. Mr. Lepiane holds a B.S. from the University of Pittsburgh. He also received a M.B.A. from the University of California.

Mr. Major joined us in 2008 as Vice President of Global Operations. Prior to joining us, Mr. Major served as Vice President of Global Operations for Planar Systems, a company that provides display technologies and solutions for home, business, medical and industrial needs, since January 2008, and Vice President of Supply Chain and Manufacturing Operations for Tektronix, Inc. from October 2003 to January 2008, where he was responsible for worldwide operations, including the deployment of Lean Sigma. Prior to joining Tektronix, Inc., Mr. Major served as Vice President of Customer Support and Service for Xerox Office Printing Business from June 2000 to October 2003. Earlier in his career, Mr. Major served in a number of manufacturing leadership roles at Tektronix, Inc. and Digital Equipment Corporation. Mr. Major holds a Bachelor of Science degree in Mechanical Engineering and an Executive MBA from the University of Washington.

Corporate Governance

We have implemented corporate governance policies that are designed to strengthen the accountability of our Board of Directors and management team, thereby aiming to achieve long-term shareholder value.

Our Board of Directors has adopted a Code of Ethics applicable to each of our directors, officers, employees and agents including our Chief Executive Officer, Chief Financial Officer or persons performing similar functions. Our Code of Ethics is available on our website at www.radisys.com under Investor Relations/Corporate Governance.

In addition, our Board of Directors has implemented a process whereby shareholders may send communications directly to its attention. Any shareholder desiring to communicate with our Board of Directors, or one or more members of our Board of Directors, should communicate in writing addressed to our Corporate Secretary. Our Corporate Secretary has been instructed by our Board of Directors to promptly forward all such communications to the specified addressees. Shareholders should send communications directed to our Board of Directors to 5445 NE Dawson Creek Drive, Hillsboro, Oregon 97124, Attention: Corporate Secretary.

Our Board of Directors held five regularly scheduled board meetings during the fiscal year ended December 31, 2008. In 2008, independent directors met on a regularly scheduled basis in executive sessions without our Chief Executive Officer or other members of the our management present. The Chairman of the Board presides at these meetings.

Each director attended at least 75% of the aggregate of the regularly scheduled meetings of our Board of Directors and the committees of which he or she was a member. We encourage, but do not require, our Board of Directors’ members to attend the annual shareholders meeting. Last year, all of our directors attended the annual shareholders meeting.

Board Committees

Audit Committee.

We maintain an Audit Committee consisting of Carl W. Neun as Chairman, C. Scott Gibson and Kevin C. Melia which is established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. All of the members of the Audit Committee are “independent directors” within the meaning of the Nasdaq listing standards and Rule 10A-3 of the Securities Exchange Act of 1934. In addition, our Board of Directors has determined that all three members of the Audit Committee, C. Scott Gibson, Kevin C. Melia and Carl W. Neun, qualify as “audit committee financial experts” as defined by the SEC in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act of 1933 and are independent within the meaning of Rule 10A-3 of the Securities Exchange Act of 1934. C. Scott Gibson qualifies as an audit committee financial expert by virtue of his service on our audit committee since 1992, the audit committee of Pixelworks, Inc. since 2002, and past service on the audit committees of Inference Corp. and Integrated Measurement Systems. Additionally, Mr. Gibson received an M.B.A. in Finance from the University of Illinois in 1976 and served as CFO and Senior VP Operations for Sequent Computer Systems from 1983 to 1984. Further, from 1985 to March 1992, the CFO of Sequent Computer Systems reported to Mr. Gibson. Our Audit Committee assists our Board of Directors in fulfilling its oversight responsibilities relating to corporate accounting, our reporting practices and the quality and integrity of our financial reports; compliance with law and the maintenance of our ethical standards; and our the effectiveness of our internal controls. The full responsibilities of our Audit Committee are set forth in its charter, a copy of which can be found on our website at www.radisys.com under Investor Relations/Corporate Governance. The charter was last reviewed and updated in May 2008. Our Audit Committee met nine times in the last fiscal year.

Compensation and Development Committee.

We maintain a Compensation and Development Committee consisting of Dr. William W. Lattin as Chairman, Ken J. Bradley, C. Scott Gibson and Lorene K. Steffes, all of whom are independent directors within the meaning of the Nasdaq listing standards. None of the members of our Compensation and Development Committee are our current or former officers or employees. The Committee assists our Board of Directors in fulfilling its oversight responsibilities relating to our compensation policies and benefit plans, particularly policies relating to executive compensation and performance. The Chairman of the Committee reports and reviews the Committee’s activities and decisions with our Board of Directors on a regular basis. The Committee met nine times in the last fiscal year.

The Compensation and Development Committee is responsible for the design and management of our executive compensation programs as well as our philosophy and programs for all employee compensation, benefit, and development programs on a worldwide basis. The full responsibilities of the Committee are set forth in a written charter, which is formally reviewed by the Committee on an annual basis. Our Board of Directors regularly reviews the Committee charter and approves any proposed changes made by the Committee. The charter was last reviewed and updated in July 2007 and is available on our Internet website at www.radisys.com under Investor Relations/Corporate Governance.

Our Compensation and Development Committee annually reviews and establishes executive compensation levels and makes equity grants to our officers under our 2007 Stock Plan. The Committee has delegated its responsibility for approving non-executive employee new hire and refresher equity grants (up to a maximum grant of 10,000 shares per individual and within established guidelines) to our Chief Executive Officer and President, Scott Grout. In addition, pursuant to its Charter, the Committee may delegate authority to its Chairman and one or more members, as the Committee deems necessary, provided that the decisions of such members shall be presented to the full Committee at its next scheduled meeting.

Our Compensation and Development Committee maintains a formal annual calendar and annual plan to guide the timing of the Committee’s review, analysis, and decision making related to our compensation, benefits, and development programs. Our Chief Executive Officer and Chief Financial Officer provide inputs and recommendations to the Committee on matters of executive compensation. Under the supervision of the Committee, our Chief Executive Officer and Chief Financial Officer have responsibility for the execution of our compensation philosophy and related compensation elements.

Nominating and Governance Committee.

We maintain a Nominating and Governance Committee consisting of Richard J. Faubert as Chairman, Kevin C. Melia and Lorene K. Steffes, all of whom are independent directors within the meaning of the Nasdaq listing standards. The Committee met four times in the last fiscal year. The Committee (i) recommends for our Board of Director’s selection the individuals qualified to serve on our Board of Directors (consistent with criteria that our Board of Directors has approved) for election by shareholders at each annual meeting of shareholders to fill vacancies on our Board of Directors, (ii) develops and recommends to our Board of Directors, and assesses our corporate governance policies, and (iii) oversees the evaluations of our Board of Directors. The full responsibilities of the Committee are set forth in its charter, a copy of which is posted on our website at www.radisys.com under Investor Relations/Corporate Governance. The charter was last reviewed and updated in July 2007. Our Board of Directors considers the recommendations of the Committee with respect to the nominations of directors to our Board of Directors, but otherwise retains authority over the identification of nominees. Candidates to serve on our Board of Directors are considered based upon various criteria, such as ethics, business and professional activities, relevant business expertise, available time to carry out our Board of Directors’ duties, social, political and economic awareness, health, conflicts of interest, service on other boards and commitment to our overall performance. The Committee will make an effort to maintain representation on our Board of Directors of members who have substantial and direct experience in areas of importance to us.

Director Nomination Policy

The Nominating and Governance Committee has a policy with regard to consideration of director candidates recommended by shareholders. The Committee will consider nominees recommended by our shareholders holding no less than 10,000 shares of our common stock continuously for at least 12 months prior to the date of the submission of the recommendation. A shareholder that desires to recommend a candidate for election to our Board of Directors shall direct his or her recommendation in writing to RadiSys Corporation, Attention: Corporate Secretary, 5445 NE Dawson Creek Drive, Hillsboro, Oregon 97124. The recommendation must include the candidate’s name, home and business contact information, detailed biographical data and qualifications, information regarding any relationships between us and the candidate within the last three years and evidence of the recommending shareholder’s ownership of the our common stock. In addition, the recommendation shall also contain a statement from the recommending shareholder in support of the candidate, professional references, particularly within the context of the those relevant the membership on our Board of Directors, including issues of character, judgment, diversity, age, independence, expertise, corporate experience, length of service, other commitments and the like, personal references and a written indication by the candidate of his or her willingness to serve, if elected.

SECTION 16(a) BENEFICIAL

OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than 10% of our outstanding common stock to file with the SEC reports of changes in ownership of the common stock of the Company held by such persons. Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file under this regulation. To the Company’s knowledge, based solely on a review of the copies of the reports received by the Company during and with respect to fiscal 2008 and on written representations of certain reporting persons, no director, executive officer or beneficial owner of more than 10% of the outstanding common stock of the Company failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

Item 11.	Executive Officer Compensation

Executive Compensation Discussion and Analysis (CD&A)

Section I: Introduction

This narrative describes the philosophy, approach and elements used by us and the Compensation and Development Committee of our Board of Directors to define, manage and review compensation paid to our executives. The philosophy and management approach for executive compensation described below applies to all executives including those executives designated as named executive officers.

Our Compensation and Development Committee is responsible for the design and management of our executive compensation programs as well as the philosophy and programs for all employee compensation, benefit, and development programs on a worldwide basis. The Committee operates under a written charter, which is formally reviewed annually by the members of the Committee and is revised as needed. Our Board of Directors regularly reviews the Committee charter and any changes the Committee makes to it. The charter is available on our website at www.radisys.com under the investor relations tab.

Our Compensation and Development Committee regularly reviews and uses data, analysis and recommendations from internal staff and survey data from Radford, a division of Aon Corporation, an independent executive compensation survey and consulting firm to establish the approach and implementation of executive compensation. The Committee maintains an annual calendar to guide the timing of its review, analysis, and decision making related to compensation, benefits, and development programs. Our Chief Executive Officer, Chief Financial Officer, and Human Resources staff provide management inputs and recommendations to the Committee on matters of executive compensation.

Our Board of Directors has delegated responsibility to the Compensation and Development Committee for final approval of decisions related to all executive employment offers, adjustments to base salary and bonus targets, equity grants, payments for executive incentive bonuses, as well as any executive change of control agreements, succession plans, and other programs which are related to the executives. Under the supervision of the Committee, our Chief Executive Officer, Chief Financial Officer and Human Resources staff have responsibility for the implementation of our executive compensation programs. The Committee also guides executive development programs and succession planning in order to maintain and develop the Company’s leadership and management capability.

Section II: Philosophy and Objectives of Executive Compensation Programs

The Compensation and Development Committee has adopted a philosophy of executive compensation that is based on performance and is competitive with other similar sized high tech companies. The goal of our compensation program is to attract and retain the executives and employees needed to achieve our business objectives, and to substantially link executive compensation with near-term performance on operating plans and longer-term strategic progress. Our executive compensation program is comprised of cash compensation (base salary and incentive bonus), equity incentive grants, employee benefits, a deferred compensation program, paid time off and a 401(k) matching plan.

Annually, our Compensation and Development Committee, with the assistance of the Chief Executive Officer, the Chief Financial Officer, and the Human Resources staff reviews base salaries, incentive bonus targets and equity compensation paid in the market by the peer group of companies identified in the Radford Total Compensation Survey U.S. Executive report, which included summary data from 111 U.S. based high tech companies with annual revenues between $200 – 499 million (average revenue is approximately $331 million). This information is used to assure our base salaries, incentive bonus targets and equity grants are competitive with other companies in the same industry and revenue size. The Committee believes that using third party peer group benchmark data is essential to determining market competitive compensation to ensure the attraction and retention of key management. To ensure accurate data collection based on actual job duties, our executive positions are individually benchmarked with the Radford Survey data using a detailed review of the job responsibilities and scope for each executive role as defined by their job descriptions.

Our Compensation and Development Committee has historically considered salary, bonus and equity compensation as a package in making annual compensation decisions and uses “tally sheets” to consider and evaluate the total potential compensation of executives from all sources upon various scenarios and any benefits associated with voluntary and involuntary termination of employment.

Section III: Design of Our Compensation Programs, Individual Elements, and Impact of Performance on Compensation

The design of our executive compensation program includes three main categories:

1.	Cash compensation, which includes base salary, incentive bonus plan (target and actual) and other potential incentive cash awards.

2.	Equity incentive awards, which may include stock option grants, restricted stock grants, or a combination thereof.

3.	Employee benefits, including health care insurance, employee stock purchase program under the RadiSys Corporation 1996 Employee Stock Purchase Plan (“ESPP”), 401(k) plan, flexible spending accounts, life insurance, and other benefits. Employee benefit programs are the same for all U.S. employees including executive officers. Executive officers receive no special employee benefits except that U.S. employees at director level and above are eligible to participate in our Non-Qualified Deferred Compensation Plan. By approval of our Compensation and Development Committee, change of control agreements and severance agreements are used in selected situations as described in the section outlining potential post-employment payments.

Total Cash Compensation. The total cash compensation for an executive is the sum of the base salary amount plus the cash incentive bonus amount. Our goal is for an executive’s targeted total cash compensation to be approximately equal to the 50th percentile of the Radford median market data when shared and individual objectives are met. At the end of 2008, the total cash compensation for our Chief Executive Officer at 100% cash incentive bonus payout was at the 35th percentile of Radford market data and our Chief Financial Officer was at the 37th percentile. The average total cash compensation among the rest of the named executive officers at 100% cash incentive bonus payout was at the 58th percentile of Radford market data.

Base Salary. Our objective is that the base salaries of our executives be between the 25 th and 50th percentile (median) of the market data. At the end of 2008, the base salary was at the 39th percentile of Radford market data for our Chief Executive Officer and the 39th percentile for our Chief Financial Officer. The base salary for the rest of the named executive officers was at the 43rd percentile of the Radford market data. This approach is based on the principle that a competitive base salary is required to attract and retain the qualified and experienced executive talent required to effectively lead and manage our business, while placing more upside in incentive bonus targets.

Our Compensation and Development Committee reviews base salary for each executive on an annual basis as part of the company-wide merit review process. The amount of any merit increase to an executive’s base salary is determined based on a combination of the current position of the executive’s pay against market data and the executive’s performance and results during the past year. Our Chief Executive Officer is responsible for assessing the performance of each executive reporting to him. The Committee assesses the performance of our Chief Executive Officer annually. The Chief Executive Officer performance review process includes a Chief Executive Officer self appraisal, a formal Board of Directors evaluation process as well as a written performance appraisal delivered by the Chairman of the Board of Directors. In addition the Committee reviews the overall performance assessment of his direct reports, including all named executive officers.

An executive’s base salary is increased if warranted based on the executive’s performance and business results provided the resulting base salary remains within the targeted zone of the market data. By exception, our Compensation and Development Committee or Chief Executive Officer may determine that an individual executive’s base salary should be above (or below) the targeted zone due to extenuating factors. In this case the executive’s compensation may be outside the targeted zone. In 2008, our executive and broad employee base salaries increased an average of 3% based on performance and market data. Due to the uncertain economic climate, on January 27, 2009, the Board of Directors decided to forego any Board and Executive merit increases for 2009.

Cash Incentive Bonus. Based on Radford survey data, job level, and our compensation program philosophy, each executive is assigned an annual cash incentive bonus amount. The executive cash incentive bonus is designed to be a significant portion of executive compensation in order to create high incentive for our executives to perform against annual and strategic objectives. The cash incentive bonus when paid at 100% of plan is targeted to be at the 50th to 75th percentile of the Radford market data. By setting the potential (target) incentive bonus to be between the 50th to 75th percentile, our Compensation and Development Committee believes that we are encouraging our executives to achieve higher levels of performance. At the end of 2008, the cash incentive bonus at 100% payout was at the 31st percentile of Radford market data for our Chief Executive Officer and at the 33rd percentile for our Chief Financial Officer. The cash incentive bonus at 100% payout for the rest of the named executive officers was at the 63rd percentile of the Radford market data.

In addition, there is a difference between targeted bonus and actual paid bonus. Actual bonus payments are funded by profitability against our target model and paid out based on the performance by each executive to defined objectives. For the five years leading up to 2008, actual total cash compensation funded for all executives has been below targeted compensation as we continued to invest in new strategies which impacted profitability and therefore the level of bonuses funded. This curtailed funding of bonuses would have further reduced the performance to Radford benchmarks referenced above.

Our incentive bonus target is expressed as a dollar amount and the incentive bonus pool for executives as well as all employees is funded based on certain levels of non-GAAP operating income. Operating income goals and resulting bonus pool funding levels are established at the beginning of each year through our annual operating plan process. Actual operating income results determine the available bonus pool. This incentive bonus pool is calculated by our Finance department with review and approval by our Compensation and Development Committee on a semi-annual basis along with any actual payouts to each executive, including our Chief Executive Officer. Our Chief Financial Officer calculates the proposed bonus payout amounts based on the bonus pool, performance results, and the individual executive’s bonus target. If we underachieve or over-achieve our objectives for operating income, the bonus pool is adjusted accordingly. In addition, minimum levels of non-GAAP operating income must be met before there is any payout. Further lower achievement of individual annual and strategic objectives would also reduce the payout. Funding levels for the bonus pool have been 162%, 50%, and 67% for 2008, 2007 and 2006, respectively. The incentive bonuses of other executives are designed and managed using the same performance based program as our named executive officers.

The Compensation and Development Committee establishes the maximum payout which could be made on an annual basis at the beginning of the year. For example, the maximum payout which could have been made in 2008 was two times the targeted amount. The Committee also has discretion to make adjustments to individual bonus payouts to executives and the broad employee base when in its business judgment, it believes that the results obtained by the formula may not provide the appropriate judgment of performance. In 2008, the Committee used its discretion to increase the earned payouts to certain named executive officers by a total of $135,000.

Our other employees also participate in a bonus program with targeted annual bonus amounts based on the level of their position in the organization and for performance to established objectives in the case of non-executive management. The incentive bonuses of all other company non-executive management are designed and managed using a performance based program similar to our executives, as described below. For the year 2008, the bonus pool payout for all eligible employees was approximately 162% of the annual target amount. This is the same percentage bonus pool paid for executives, including our Chief Executive Officer.

The calculation of an individual executive’s bonus is based on the calculated bonus pool times performance against shared/corporate objectives (weighted 50%) and performance against department/individual objectives (weighted 50%). The Committee believes that assigning equal weights to the shared/corporate objectives and department/individual objectives provides an appropriate balance of rewarding and encouraging overall performance to promote teamwork with recognizing and rewarding individual/department performance.

Our shared/corporate objectives are developed by our Chief Executive Officer and reviewed by our Board of Directors. The shared/corporate objectives and progress towards these objectives are periodically reviewed by our Board of Directors and Compensation and Development Committee during the year. For 2008, these shared objectives related to enhancements to customer service, the successful integration of the Intel Modular Communications Platform ATCA business we acquired in the fourth quarter of 2007, a ramp-up of revenues on new products, and targeted market share growth. On average, the shared/corporate objectives were 96% achieved based on the annual operating plan.

Individual objectives for each executive officer are developed by the Chief Executive Officer with the executive and then reviewed by the Compensation and Development Committee. The individual performance objectives include both quantitative and subjective metrics, such as quality, service, new product introduction, sales, design wins, working capital and cost improvements, and strategy realization, depending on the job function of the executive. Individual executive bonus amounts paid out vary depending on the individual results against these objectives. For 2008, the Committee determined that the individual performance objectives were 115%, 93%, 86%, 96% and 97% achieved by Mr. Bronson, Mr. Lepiane, Ms. Harper, Mr. Ambrose and Mr. Grout, respectively. The Committee reviews and approves our Chief Executive Officer’s quantitative assessment of executive performance and the proposed executive bonus amounts to be paid to each executive with such qualitative modifications as the Committee may make at its discretion. The Committee assesses performance of our Chief Executive Officer and determines the amount of bonus to be paid to our Chief Executive Officer based on the same calculation used for other executives.

In addition to our cash-based, pay-for-performance incentive compensation plan described above, we maintain a cash-based reward program for selected members of our sales and marketing departments who can most directly impact revenues of our media server business (“MSBU Plan”). The named executive officer participants in the MSBU Plan include Messrs. Ambrose and Lepiane. Payouts under the MSBU Plan are determined based on the achievement of the pre-determined revenue objectives of our media server business unit. The objectives for the MSBU Plan are proposed by our Chief Executive Officer and reviewed, modified and approved by our Compensation and Development Committee. Depending on the actual results, as determined by the Committee, final payouts may be below (but not above) the targeted amount payable at 100% of the objectives’ achievement. The MSBU Plan payout pool is calculated by our Finance department with review and approval by our Chief Executive Officer and the Committee.

Equity Incentive Awards. We believe that long-term incentives in the form of stock options, restricted stock, or other equity instruments are a highly effective way to link the interests of management and shareholders, and to motivate management to drive longer term shareholder value. Stock option and/or restricted stock grants are made to executives under the RadiSys Corporation 2007 Stock Plan. For 2008, the annual equity grant made to each executive consisted of stock options and restricted stock units. For 2009, the annual equity grant made to each executive consisted solely of stock options. The decision to grant only stock options was due to the Company’s stock price and the ongoing effort to reduce overall burnrate.

Our Compensation and Development Committee uses Radford survey data as a reference point in determining the amounts and allocation of equity grants by executive position. Radford survey data on equity grants to executives at similar sized high tech companies is reviewed and analyzed annually. The Committee’s objective is to provide equity grants to executives that are at approximately the 50th to 75th percentile of market data for the Radford Survey peer group companies. In addition, the retentive value of past grants for each executive is reviewed to ensure that the value of unvested equity grants is in line with benchmarks and is of sufficient value to assure retention and strong performance incentive for the executive in future years.

All equity grants to newly hired executives and annual (“refresher”) grants to existing executives are reviewed and approved by our Compensation and Development Committee using the above mentioned factors of market data, the total retention value, and the executive’s projected level of future contribution. Grants of equity awards are made at predetermined times and are not intentionally scheduled to coincide with the disclosure of favorable or unfavorable information. Each year we review to determine whether refresher grants are necessary to continue to motivate management and employees while providing long term incentives.

Our Compensation and Development Committee anticipated implementing a new, performance-based Long-Term Incentive Plan (“LTIP”) in 2008, following its approval by shareholders in May 2008. The LTIP is intended to create an incentive for exceptional performance in addition to our annual refresher stock program that enables us to attract, retain and motivate senior executives and other key employees. The difference between the annual refresher stock program and LTIP is that the LTIP grants are performance based and participants are only eligible to receive these awards if certain financial or strategic metrics, such as non-GAAP earnings per share (EPS), meet or exceed threshold targets established by our Compensation and Development Committee. These targets will be “stretch” goals above the targets in our operating plan and require superior corporate performance to be earned.

The LTIP awards, when combined with annual refresher stock grants made to executives, are designed to strongly align equity grants with higher levels of company performance. Because of the dramatic change in the global economic environment, it became difficult to establish longer-range corporate performance targets at the end of 2008 and our Compensation and Development Committee decided to delay the start of the LTIP program. We anticipate that the program will be initiated in the second half of 2009.

Finally, our executive officers are expected to acquire and hold a minimum number of shares equal to one year of their annual base salary. The minimum amount is expected to be reached within three to five years from joining us or being promoted to an executive role. Of our five current named executive officers, four have already reached this ownership goal, including our Chief Executive Officer who is over three times the stock ownership goal.

Executive and Employee Benefits. RadiSys provides employee benefit programs to executive officers which are the same as those benefits provided to other employees in the same country. Our U.S. based employee benefit programs include medical/dental/vision plans, Employee Stock Purchase Plan, 401(k) plan, tuition reimbursement, life insurance, short term disability and long term disability. Employee benefit programs are targeted to be approximately at the 50th to 60th percentile of market data of employee benefit programs for similar high tech companies using the same survey firm used for executive compensation data. Our employee benefit programs are benchmarked at least annually to ensure that program design reflects current market practices and is cost effective.

Our executive officers, directors and director level equivalents (i.e. employees who are classified as a principal) and members of our Board of Directors are also eligible to participate in the RadiSys Corporation Deferred Compensation Plan. For further description of our Deferred Compensation Plan, please refer to the narrative following the 2008 Nonqualified Deferred Compensation Table. The gains or losses of participants in the Deferred Compensation Plan based on their investment choices are not a factor in determining an executive’s base, incentive bonus target, equity, or any other forms of reward or recognition.

We do not provide our executives with any special perquisites such as club memberships, pension plans, automobile allowances, or dwellings for personal use. Relocation packages to newly hired executives and other newly hired employees are defined within our hiring policy and are based on standard market practices for executive level relocation.

Section IV: Deductibility of Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), limits to $1,000,000 per person the amount that we may deduct for compensation paid to our Chief Executive Officer and four highest compensated officers who are named executive officers (other than the Chief Executive Officer) in any year. The levels of salary and annual cash incentive bonus we generally pay to our executive officers do not exceed this limit. In addition, Section 162(m) specifically exempts certain performance-based compensation from the deduction limit. The stock options granted to executive officers under the RadiSys Corporation 2007 Stock Plan are considered performance based for purposes of Section 162(m) and are therefore not subject to the $1,000,000 limitation. The intent of our Compensation and Development Committee is to design compensation that will be deductible without limitation, where doing so will further the purposes of our executive compensation program. The Committee will, however, take into consideration various other factors described in this CD&A, together with Section 162(m) considerations, in making executive compensation decisions and could, in certain circumstances, approve and authorize compensation that is not fully tax-deductible.

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning compensation paid or accrued for services to us in all capacities for the last fiscal year for:

•	the individuals who served as our Chief Executive Officer and Chief Financial Officer during fiscal year 2008;

•

our most highly compensated executive officers other than the Chief Executive Officer and Chief Financial Officer whose total compensation exceeded $100,000 and who were serving as executive officers at the end of fiscal year 2008; and

•	one other individual for whom disclosure would have been provided, but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year.

The above individuals are referred to hereafter as the “named executive officers.”

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1)(2) ($)	Option Awards (1)(3) ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred compensation Earnings (4)($)	All Other Compensation (5) ($)	Total ($)
Scott Grout	2008	476,242	—	522,162	613,836	641,066	—	8,160	2,261,466
President & Chief Executive Officer	2007	452,413	—	441,742	483,821	176,600	—	8,010	1,562,586
	2006	434,385	—	283,007	459,233	218,400	—	7,860	1,402,885

Brian Bronson	2008	293,352	20,000	203,446	292,279	320,501	—	8,150	1,137,728
Chief Financial Officer	2007	273,844	39,500	160,811	249,834	73,400	—	7,710	805,100
	2006	189,877	13,000	53,586	115,185	54,100	—	7,344	433,092

Anthony Ambrose	2008	267,039	20,000	98,830	137,186	266,908	—	8,022	797,985
Vice President & General Manager, CNBU

Julia Harper (6)	2008	254,892	20,000	143,096	234,174	239,007	—	8,025	899,194
VP Corporate Operations	2007	244,551	—	114,440	283,089	88,400	—	7,637	738,117
	2006	263,269	—	76,880	220,876	91,400	—	8,062	660,487

Christian Lepiane	2008	255,367	20,000	152,108	214,671	286,297	—	8,024	936,467
VP Worldwide Sales	2007	238,696	25,000	118,658	237,228	77,600	—	7,691	704,873
	2006	226,123	—	81,115	187,983	118,600	—	7,547	621,368

(1)	The amounts included in the Stock Awards and Option Awards columns include stock-based compensation cost we recognized in fiscal 2008 in accordance with Statement of Financial Accounting Standards No. 123(R) (revised 2004), “Share-Based Payment” (“Stock-based Compensation Cost”). We continue to use the Black-Scholes model to measure the grant date fair value of stock options and ESPP shares. The grant date fair value of stock options that are expected to vest is recognized on a straight-line basis over the requisite service period, which is equal to the option vesting period which is, generally, three years. The grant date fair value of ESPP shares that are expected to vest is recognized on a straight-line basis over the requisite service period, which is generally 18 months, subject to modification at the date of purchase due to the ESPP look-back feature. For a discussion of the valuation assumptions used to value the options and shares purchased or to be purchased under the ESPP, see Note 19 to our Consolidated Financial Statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2008. We compute the grant date fair value of restricted stock as the closing price of our shares as quoted on the Nasdaq Global Market (“Nasdaq”) on the date of grant or the first date of the underlying service period, whichever occurs first. The grant date fair value of restricted shares that are expected to vest is recognized on a straight-line basis over the requisite service period, which is three years.

(2)	The amounts included in the Stock Awards column include Stock-based Compensation Cost we recognized in fiscal 2008 related to unvested restricted share awards for which the first date of the underlying service period occurred during 2008.

(3)	The amounts included in the Option Awards column include Stock-based Compensation Cost we recognized in fiscal 2008 related to unvested stock option awards and the ESPP.

(4)

The Summary Compensation Table only requires disclosure of above-market or preferential returns on nonqualified deferred compensation. The 2008 Nonqualified Deferred Compensation Table below discloses all earnings under our Non-Qualified Deferred Compensation Plan during 2008. Participants in our Non-Qualified Deferred Compensation Plan make voluntary contributions to their accounts and in some cases we make matching contributions to the extent that a participant loses the Company match in our 401(k) plan due to the effect of participation in the Non-Qualified Deferred Compensation Plan. Participants elect to benchmark earnings on their accounts to the performance of third-party investment funds available to them under the Non-Qualified Deferred Compensation Plan. Participants select from among the funds available to them. Earnings are calculated and applied to participant accounts daily and may be positive or negative, based on individual fund performance. Although the funds offered to participants under our Non-Qualified Deferred Compensation Plan differ from those of our 401(k) plan, the number of funds and investment objectives of each fund are similar to those of the 401(k) plan. In accordance with SEC rules and publicly available interpretations of these rules by the SEC Staff, earnings on deferred compensation invested in third-party investment vehicles, such as mutual funds, need not be reported as compensation on the Summary Compensation Table.

(5)	The table below details the amounts included in the All Other Compensation column for 2008:

	401(k) Contributions	Term Life Insurance Payments	Contributions to our Non- Qualified Deferred Compensation Plan
Scott C. Grout	$6,900	$1,260	$—
Brian Bronson	6,900	1,250	—
Anthony Ambrose	6,900	1,122	—
Julia A. Harper	6,900	1,125	—
Christian Lepiane	6,900	1,124	—

(6)	Julia A. Harper was no longer an executive officer as of November 17, 2008.

2008 GRANTS OF PLAN BASED AWARDS

Name	Grant Date (1)	Approval Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (2)				Estimated Future Payouts Under Equity Incentive Plan Awards			Full Grant Date Fair Value ($)	Exercise or Base Price of Option Awards ($/sh)
			Threshold ($)	Target ($)		Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Scott Grout	3/17/2008	3/13/2008					—	100,000	—	379,090	9.44
	3/17/2008	3/13/2008					—	26,753	—	252,548	N/A
			—	361,920		723,840

Brian Bronson	3/17/2008	3/13/2008					—	47,000	—	178,172	9.44
	3/17/2008	3/13/2008					—	15,523	—	146,537	N/A
			—	161,160		322,320

Anthony Ambrose	1/1/2008	12/12/2007					—	4,000	—	58,760	N/A
	3/17/2008	3/13/2008					—	12,300	—	46,628	9.44
	3/17/2008	3/13/2008					—	4,062	—	38,345	N/A
	2008 Incentive Compensation Plan		—	150,000		300,000
	MSBU Plan		19,008		(3)	56,056

Julia Harper	3/17/2008	3/13/2008					—	28,000	—	106,145	9.44
	3/17/2008	3/13/2008					—	9,248	—	87,301	N/A
			—	166,400		332,800

Christian Lepiane	3/17/2008	3/13/2008					—	33,000	—	125,100	9.44
	3/17/2008	3/13/2008					—	10,899	—	102,887	N/A
	2008 Incentive Compensation Plan		—	162,330		324,660
	MSBU Plan		23,200		(3)	67,200

(1)	Grant Date applies only to grants of equity awards.

(2)	Represents estimated payouts during 2008 fiscal year. Under the 2008 Incentive Compensation Plan, minimum levels of non-GAAP operating income and achievement of individual annual and strategic objectives must be met before there is any payout into the bonus pool under the plan, which means that the minimum payout of any named executive officer’s individual bonus cannot be determined.

(3)	There is no target payout under this Plan. Payouts are made at the Maximum amount if maximum revenue targets defined in the Plan are achieved or exceeded. Payouts are pro-rated between the Threshold and Maximum amounts when revenue results are between minimum and maximum targeted amounts as defined in the Plan.

Narrative Description of Additional Material Factors — Summary Compensation Table & 2008 Grants of Plan-Based Awards Table

Equity Incentive Plans: Stock option and restricted stock units and awards are made under the RadiSys Corporation 2007 Stock Plan. Grants of stock options become exercisable for one-third of the total option shares on the first anniversary of the date of grant and become exercisable in monthly increments equal to 1/36th of the total option shares, cumulatively, each month thereafter, becoming fully exercisable on the 3rd anniversary of the date of grant. The term of each option grant is seven years. No consideration is payable by the named executive for grants of restricted stock units/awards. Grants of restricted stock units become vested for one-third of the award shares on each anniversary of the date of grant.

The grant dates for equity awards during 2008 were established by our Compensation and Development Committee during meetings prior to each grant date.

Non-Equity Incentive Plans: We maintain a cash-based, pay-for-performance annual Incentive Compensation Plan in which executive officers are eligible for potential cash bonuses dependent upon the level of achievement of the stated corporate goals and department/individual performance goals, calculated on the basis of a fixed semi-annual target dollar amount. Depending on the pool funding level, achievement of the stated corporate goals and individual/department performance goals, the bonus may be less than or greater than the target bonus.

The actual bonus payouts are calculated and paid semi-annually. Bonuses earned between January 1 and June 30 are generally paid in early August; bonuses earned between July 1 and December 31 are generally paid in the following February. Our Compensation and Development Committee determines the actual bonuses based initially on our achievement of certain financial objectives that are based on our annual targeted operating plan. For 2008 and previous years, the Committee used operating income as the financial objective to determine funding of the bonus pool.

The actual operating income payout percentage is determined at the end of the semi-annual period. The operating income payout percentage payout multiplied by the target bonus and percent goal achievement for each executive officer determines the executive’s semi-annual bonus. The Compensation and Development Committee then reviews additional information we provided on the individual executive’s performance and his or her department’s collective performance, and may make subjective adjustments to the initial calculation.

Depending upon actual department/individual performance results, as determined by the Compensation and Development Committee, an executive’s final bonus payout may be above or below the initial calculation. However, generally, the aggregate amount of bonuses paid to all executive officers will not exceed that calculated by the formula stated above, which represents the bonus funding pool.

In September 2007, our Compensation and Development Committee approved the MSBU Plan. The MSBU Plan is a cash-based motivation and reward program for selected members of our sales and marketing departments who can most directly impact revenues of our media server business. Messrs. Ambrose and Lepiane, two of our named executive officers, participate in the MSBU Plan. Payouts under the MSBU Plan are determined based on the achievement of pre-determined revenue objectives of our media server business.

Payouts under the MSBU Plan are calculated and made on a quarterly basis. Payouts are made if the average of the past quarter’s results, the current quarter’s results and the forecasted next quarter results of our media server business are at, or above, certain revenue levels. Payouts are made at 100% of the maximum payout amount if the results for each of the quarters meet the revenue targets and are prorated for lower levels. The MSBU Plan objectives for 2008 were considered difficult to obtain at the maximum level and have been set at a higher level in 2009 in order to payout at the same level.

For the second, third and fourth quarters of 2008, our Compensation and Development Committee determined that the media server business stretch objectives achieved by both Mr. Ambrose and Mr. Lepiane were 67.46%, 89.09% and 100%, respectively.

2008 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards (1)						Stock Awards (1)
Name	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($/share)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value or Unearned Shares, Units or Other Rights That Have Not Vested ($)
	Exercisable		Unexercisable
Scott Grout	—		100,000	—	9.44	3/17/2015	26,753	147,944	—	—
	68,997		69,003	—	13.56	6/5/2014	5,834	32,262	—	—
	44,778		7,222	—	20.75	5/2/2013	30,667	169,589	—	—
	50,000		—	—	14.23	5/2/2012	—	—	—	—
	50,000		—	—	15.13	2/9/2012	—	—	—	—
	100,000		—	—	19.12	3/15/2011	—	—	—	—

Brian Bronson	—		7,711	—	9.44	3/17/2015	15,523	85,842	—	—
	14,200		14,200	—	13.56	6/5/2014	6,334	35,027	—	—
	25,000		11,000	—	18.34	11/6/2013	7,579	41,912	—	—
	8,656		7,744	—	20.75	5/2/2013	1,800	9,954	—	—
	14,122		2,278	—	14.23	5/2/2012	—	—	—	—
	7,500		—	—	22.31	4/20/2011	—	—	—	—
	10,000		—	—	19.12	3/15/2011	—	—	—	—
	9,603	(2)	—	—	21.28	3/1/2011	—	—	—	—
	5,000		—	—	17.461	4/10/2009	—	—	—	—
	4,250		—	—	16.76	3/20/2009	—	—	—	—

Anthony Ambrose	—		12,300	—	9.44	3/17/2015	4,062	22,463	—	—
	4,000		8,000	—	14.69	12/12/2014	4,000	22,120	—	—
	22,916		14,584	—	16.48	2/26/2014	8,000	44,240	—	—

Julia Harper	—		28,000	—	9.44	3/17/2015	9,248	51,141	—	—
	8,450		8,450	—	13.56	6/5/2014	3,734	20,649	—	—
	26,264		4,236	—	20.75	5/2/2013	3,367	18,620	—	—
	54,200		—	—	14.23	5/2/2012			—	—
	50,000		—	—	19.12	3/15/2011	—	—	—	—
	19,000		—	—	7.039	1/28/2010	—	—	—	—
	5,140		—	—	5.33	10/17/2009	—	—	—	—
	15,000		—	—	12.26	7/16/2009	—	—	—	—
	5,000		—	—	19.49	1/11/2009	—	—	—	—

Christian Lepiane	—		33,000	—	9.44	3/17/2009	10,899	60,271	—	—
	10,650		10,650	—	13.56	6/5/2014	4,734	26,179	—	—
	21,786		3,514	—	20.75	5/2/2013	2,800	15,484	—	—
	43,200		—	—	14.23	5/2/2012	—	—	—	—
	75,000		—	—	17.58	9/15/2010	—	—	—	—

(1)	Unless otherwise noted, grants of option awards become exercisable for one-third of the total option shares on the first anniversary of the date of grant and become exercisable in monthly increments equal to 1/36th of the total option shares, each month thereafter, becoming fully exercisable on the 3rd anniversary of the date of grant. Grants of restricted stock awards become vested for one-third of the award shares on each anniversary of the date of grant.

(2)	Option award vested on November 12, 2004.

2008 OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Scott Grout	70,000	570,189	32,834	321,269
Brian Bronson	—	—	10,387	114,621
Anthony Ambrose	—	—	4,500	45,180
Julia Harper	—	—	6,900	60,936
Christian Lepiane	—	—	7,500	64,225

2008 NONQUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in Last Fiscal Year ($) (1)	Registrant Contributions in Last Fiscal Year (2) ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
Scott Grout	47,136	—	(109,778)	—	196,731
Brian Bronson	—	—	—	—	—
Anthony Ambrose	—	—	802	—	43,462
Julia Harper	91,250	—	(62,571)	10,259	664,471
Christian Lepiane	12,752	—	(101,151)	—	215,192

(1)	The amounts reported in this column are included in the Salary and Non-Equity Incentive Plan Compensation columns in the Summary Compensation Table above.

(2)	The amounts reported in this column are included in the All Other Compensation column in the Summary Compensation Table above.

Narrative Disclosure Describing Material Factors

Executives and other select employees can participate in a deferred compensation program. Executive contributions to this program may be made from salary, sales commission payments and/or incentive bonus, excluding the MSBU Plan. A maximum of 90% of salary and 100% of sales commission payments and/or incentive bonus may be deferred. Base salary and bonus elections apply to compensation earned during the plan year. Sales commission elections apply to compensation paid during the plan year. Employee contributions are credited to the account balance on the date they would otherwise have been paid to the participant. We only make Company contributions to the Non-Qualified Deferred Compensation Plan in situations where such contributions are needed to restore any match lost in the 401(k) plan due to the effect of participation in the Non-Qualified Deferred Compensation Plan. Any such matching contributions are credited as soon as practicable following the end of the plan year.

Participants select from among the funds available to them. Earnings are calculated and applied to participant accounts daily and may be positive or negative, based on individual fund performance. Although the funds offered to participants under our Non-Qualified Deferred Compensation Plan differ from those of our 401(k) plan, the number of funds and investment objectives of each fund are similar to those of the 401(k) plan.

Aggregate Distributions are any distributions made to a participant measured from participation commencement in the Non-Qualified Deferred Compensation Plan to the end of the proxy reporting period. Distributions are paid in the form elected by the participant in the Participation Agreement filed prior to the beginning of each plan year. The participant may elect to receive payment during employment or upon separation from service. Available forms of payment made during employment are lump sum or annual installments over a maximum of five years. Available forms of payment made following a separation from service are lump sum or annual installments over a maximum of 15 years.

POTENTIAL POST-EMPLOYMENT PAYMENTS

Our Compensation and Development Committee has adopted guidelines on severance and change of control agreements to help ensure that written severance or change of control agreements are offered to our executive officers only if special business needs indicate that such agreements are necessary or advisable.

On December 24, 2008, we entered into a Change of Control Agreement with our Chief Executive Officer, Scott C. Grout, to update a preexisting agreement to comply with changes in tax laws. Mr. Grout’s Change of Control Agreement provides that if we terminate his employment with us (other than for cause, death or disability) or if he terminates his employment with us for good reason within 12 months following a change of control or within three months preceding a change of control, Mr. Grout is entitled to receive severance pay in a cash amount equal to 12 months of Mr. Grout’s annual base pay at the highest annual rate in effect at any time within the 12-month period preceding the date of termination. Upon such a termination, Mr. Grout would receive 25% of the severance pay on the date that is six months and one day following termination and the remaining 75% would be paid in six periodic payments on regular paydays, provided that the first remaining payment will be an amount equal to one-half of the aggregate amount of the remaining payments so long as during the period of remaining payments Mr. Grout does not serve as or become a director, officer, partner, limited partner, employee, agent, representative, material stockholder, creditor, or consultant of or to, or serve in any other capacity with any business worldwide that shall in any manner (i) engage or prepare to engage in any business which competes directly with us or (ii) solicit, hire, or otherwise assist in any effort that attempts to employ or otherwise utilize the services of any of our employees. Upon such termination, and in addition to severance pay, Mr. Grout is also entitled to receive COBRA benefits for 12 months. Upon such termination, all stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other similar awards granted to Mr. Grout shall be immediately exercisable in full in accordance with the applicable provisions of the relevant award agreement and the plan; and any risk of forfeiture included in any restricted stock or other similar award shall immediately lapse. Stock options (other than those considered Incentive Stock Options) and stock appreciation rights shall also be amended to permit Mr. Grout to exercise such stock options and stock appreciation rights for a period of time equal to the earlier of (i) the period of 180 days after the date of Mr. Grout’s termination; or (ii) the date that each stock option and stock appreciation right would otherwise expire by its original terms had Mr. Grout not terminated. Had the Change of Control Agreement been in effect and a triggering event occurred on December 31, 2008, such that Mr. Grout would become entitled to benefits under his Change of Control Agreement, Mr. Grout would have been entitled to receive the payments described below.

On December 24, 2008, we entered into an Employment Agreement including Severance Agreement with Scott C. Grout, to update a preexisting agreement to comply with changes in tax laws. If Mr. Grout’s employment with us is terminated other than for cause and contingent on Mr. Grout signing the Release Agreement, Mr. Grout is entitled to receive severance pay in a lump sum cash amount equal to 12 months of Mr. Grout’s annual base pay at the rate in effect immediately before the date of termination. Had Mr. Grout’s employment been terminated by us without cause, and if he had signed a release agreement, on December 31, 2008, Mr. Grout would have become entitled to receive the payment described below.

Scott Grout	Termination Following a Change of Control		Termination Under Employment/Severance Agreement
Severance Payments	$476,736		$476,736
Equity Acceleration	$349,795	(1)	—
Health Insurance Benefits	$17,011		$17,011

(1)	Options to acquire 176,225 shares would have accelerated and vested. However, all of the options would have had an exercise price greater than the closing market price on December 31, 2008. Restricted stock with a market value of $349,795 would have accelerated and vested.

On December 23, 2008, we entered into a Change of Control Agreement with our Vice President of Corporate Operations, Julia A. Harper, to update a preexisting agreement to comply with changes in tax laws. Ms. Harper’s Change of Control Agreement provides that if we terminate her employment with us (other than for cause, death or disability) or if she terminates her employment with us for good reason within 12 months following a change of control or within three months preceding a change of control, Ms. Harper is entitled to receive severance pay in a cash amount equal to 12 months of Ms. Harper’s annual base pay at the highest annual rate in effect at any time within the 12-month period preceding the date of termination. Upon such termination, and in addition to severance pay, Ms. Harper is also entitled to receive COBRA benefits for 12 months. Upon such termination, all stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other similar awards granted to Ms. Harper shall be immediately exercisable in full in accordance with the applicable provisions of the relevant award agreement and the plan; and any risk of forfeiture included in any restricted stock or other similar award shall immediately lapse. Stock options (other than those considered Incentive Stock Options) and stock appreciation rights shall also be amended to permit Ms. Harper to exercise such stock options and stock appreciation rights for a period of time equal to the earlier of (i) the period of 180 days after the date of Ms. Harper’s termination; or (ii) the date that each stock option and stock appreciation right would otherwise expire by its original terms had Ms. Harper not terminated. Had the Change of Control Agreement been in effect and a triggering event occurred on December 31, 2008, such that Ms. Harper would become entitled to benefits under her Change of Control Agreement, Ms. Harper would have been entitled to the payments detailed below.

Julia Harper	Termination Following a Change of Control
Severance Payments	$254,616
Equity Acceleration	$90,410	(1)
Health Insurance Benefits	$8,772

(1)	Options to acquire 40,686 shares would have accelerated and vested. However, all of the options would have had an exercise price greater than the closing market price on December 31, 2008. Restricted stock with a market value of $90,410 would have accelerated and vested.

On December 22, 2008, we entered into a Change of Control Agreement with our Chief Financial Officer, Brian Bronson, to update a preexisting agreement to comply with changes in tax laws. Mr. Bronson’s Change of Control Agreement provides that if we terminate his employment with us (other than for cause, death or disability), or if his employment terminates as a result of a requirement that he accept a position greater than 25 miles from his current work location or a position of less total compensation within 12 months following a change of control, Mr. Bronson is entitled to receive severance pay in a cash amount equal to 12 months of Mr. Bronson’s annual base pay at the highest annual rate in effect at any time within the 12-month period preceding the date of termination. Upon such termination, and in addition to severance pay, Mr. Bronson is also entitled to receive COBRA benefits for 12 months. Upon such termination, all stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other similar awards granted to Mr. Bronson shall be immediately exercisable in full in accordance with the applicable provisions of the relevant award agreement and the plan; and any risk of forfeiture included in any restricted stock or other similar award shall immediately lapse. Stock options (other than those considered Incentive Stock Options) and stock appreciation rights shall also be amended to permit Mr. Bronson to exercise such stock options and stock appreciation rights for a period of time equal to the earlier of (i) the period of 180 days after the date of Mr. Bronson’s termination; or (ii) the date that each stock option and stock appreciation right would otherwise expire by its original terms had Mr. Bronson not terminated. Had the Change of Control Agreement been in effect and a triggering event occurred on December 31, 2008, such that

Mr. Bronson would become entitled to benefits under his Change of Control Agreement, Mr. Bronson would have been entitled to the payments detailed below.

On December 22, 2008, we entered into an Executive Severance Agreement with Brian Bronson, to update a preexisting agreement to comply with changes in tax laws. If Mr. Bronson’s employment with us is terminated other than for cause, death or disability, Mr. Bronson will be entitled to (i) a payment of twelve months base pay, (ii) up to twelve months of continued coverage pursuant to COBRA under the Company’s group health plan, (iii) stock-based incentive compensation plan payout under our LTIP pursuant to the terms of and within the periods specified in the LTIP (when implemented), and (iv) partial cash-based incentive compensation plan payout, if any. Had Mr. Bronson’s employment been terminated by us without cause on December 31, 2008, Mr. Bronson would have become entitled to receive the payment described below.

Brian Bronson	Termination Following a Change of Control		Termination Under Executive Severance Agreement
Severance Payments	$293,035		$293,035
Equity Acceleration	$172,735	(1)	—
Health Insurance Benefits	$14,977		$14,977

(1)	Options to acquire 74,478 shares would have accelerated and vested. However, all of the options would have had an exercise price greater than the closing market price on December 31, 2008. Restricted stock with a market value of $172,735 would have accelerated and vested.

On December 31, 2008, we entered into a Change of Control Agreement with our Vice President of Sales, Christian Lepiane, to update a preexisting agreement to comply with changes in tax laws. Mr. Lepiane’s Change of Control Agreement provides for severance pay in a cash amount equal to 9 months of his annual base pay at the highest annual rate in effect at any time within the 12-month period preceding the date of termination. Mr. Lepiane is entitled to receive the severance pay if we terminate his employment with us (other than for cause, death or disability), or if his employment terminates as a result of a requirement that he accept a position with a title of less than Vice President or greater than 25 miles from his current work location, within three months before, or within twelve months after, a change of control. Upon such termination, and in addition to severance pay, Mr. Lepiane is also entitled to receive COBRA benefits for 9 months. Had the Change of Control Agreement been in effect and a triggering event occurred on December 31, 2008, such that Mr. Lepiane would become entitled to benefits under his Change of Control Agreement, Mr. Lepiane would have been entitled to the payments detailed below.

On December 31, 2008, we entered into an Employment Agreement including Severance Agreement with Christian Lepiane, to update a preexisting agreement to comply with changes in tax laws. If we terminate Mr. Lepiane’s employment with us other than for cause and contingent upon Mr. Lepiane signing a release agreement, Mr. Lepiane is entitled to receive severance pay in a lump sum cash amount equal to six months of Mr. Lepiane’s annual base pay at the rate in effect immediately before the date of termination. The payment would be made on the later of the date of termination or ten days after execution of the release agreement. Mr. Lepiane would also receive COBRA benefits for six months. Had Mr. Lepiane’s employment been terminated by us without cause, and if he had signed a release agreement, on December 31, 2008, Mr. Lepiane would have become entitled to receive the payment described below.

Christian Lepiane	Termination Following a Change of Control	Termination Under Employment/ Severance Agreement
Severance Payments	$194,724	$127,816
Health Insurance Benefits	$6,779	$4,519

On December 29, 2008, we entered into an Executive Severance Agreement with Anthony Ambrose. If we terminate Mr. Ambrose’s employment with us other than for cause and contingent upon Mr. Ambrose signing a release agreement, Mr. Ambrose is entitled to receive severance pay in a lump sum cash amount equal to six months of Mr. Ambrose’s annual base pay at the rate in effect immediately before the date of termination. However, the payment may not exceed two times the lesser of (i) the sum of Mr. Ambrose’s annualized compensation based upon the annual rate of pay for services provided to us as an employee for the calendar year preceding the calendar year of the termination of Mr. Ambrose’s employment, or (ii) the maximum amount that may be taken into account under a qualified plan pursuant to the Code. The payment would be made within 30 days following execution of the release agreement and in any event, no later than the end of the second calendar year following the calendar year of termination. Mr. Ambrose would also receive COBRA benefits for six months. Had Mr. Ambrose’s employment been terminated by us without cause, and if he had signed a release agreement, on December 31, 2008, Mr. Ambrose would have become entitled to receive the payment described below.

Anthony Ambrose	Termination Under Severance Agreement
Severance Payments	$130,000
Health Insurance Benefits	$8,506

2008 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (2)	All Other Compensation ($)	Total ($)
Ken Bradley	32,000	—	33,166	—	—	—	65,166
Richard J. Faubert	35,000	—	33,166	—	—	—	68,166
C. Scott Gibson	67,000	—	41,458	—	—	—	108,458
William W. Lattin	38,000	—	33,166	—	—	—	71,166
Kevin C. Melia	38,000	—	33,166	—	—	—	71,166
Carl W. Neun	40,500	—	33,166	—	—	—	73,666
Lorene K. Steffes	36,000	—	33,166	—	—	—	69,166

(1)	The amounts included in the Stock Awards and Option Awards columns include Stock-Based Compensation cost we recognized in fiscal 2008. We continue to use the Black-Scholes model to measure the grant date fair value of stock options. The grant date fair value of stock options that are expected to vest is recognized on a straight-line basis over the requisite service period, which is equal to the option vesting period which is, generally, three years. For a discussion of the valuation assumptions, see Note 19 to our Consolidated Financial Statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2008. A supplemental table following these footnotes sets forth: (i) the aggregate number of stock awards and option awards outstanding at 2008 fiscal year end; (ii) the aggregate number of stock awards and options awards granted during fiscal 2008; and (iii) the grant date fair value of equity awards granted by us during fiscal 2008 to each of our directors who was not an executive officer.

(2)

The 2008 Director Compensation Table only requires disclosure of above-market or preferential returns on nonqualified deferred compensation. Participants in our Non-Qualified Deferred Compensation Plan make voluntary contributions to their accounts and in some cases we make matching contributions to the extent that a participant loses the Company match in our 401(k) plan due to the effect of participation in the Non-Qualified Deferred Compensation Plan. Participants elect to benchmark earnings on their accounts to the performance of third-party investment funds available to them under the Non-Qualified Deferred Compensation Plan. Participants select from among the funds available to them. Earnings are calculated and applied to participant accounts daily and may be positive or negative, based on individual fund performance. Although the funds offered to participants under our Non-Qualified Deferred Compensation Plan differ from those of our 401(k) plan, the number of funds and investment objectives of each fund are similar to those of the 401(k) plan. In accordance with SEC rules and publicly available interpretations of these rules by the SEC Staff, earnings on deferred compensation invested in third-party investment vehicles, such as mutual funds, need not be reported as compensation on the Director Compensation Table.

Additional Information With Respect to Director Equity Awards

Name	Option Awards Outstanding at 2008 Fiscal Year End (#) (1)	Stock Awards Outstanding at 2008 Fiscal Year End (#) (1)	Option Awards Granted during Fiscal 2008 (#) (2)	Stock Awards Granted during Fiscal 2008 (#)	Grant Date Fair Value of Option Awards Granted in Fiscal 2008 ($) (3)
Ken Bradley	59,000	—	12,000	—	49,606
Richard J. Faubert	68,500	—	12,000	—	49,606
C. Scott Gibson	67,500	—	15,000	—	62,007
William W. Lattin	64,000	—	12,000	—	49,606
Kevin C. Melia	59,000	—	12,000	—	49,606
Carl W. Neun	54,000	—	12,000	—	49,606
Lorene K. Steffes	49,000	—	12,000	—	49,606

(1)	Includes both vested and unvested options to purchase our common stock.

(2)	Stock grants to our Board of Directors are made pursuant to the terms of the RadiSys Corporation 2007 Stock Plan. The exercise price of options granted to non-employee directors during 2008 was the fair market value of our common stock on the date of grant and the term of each option is seven years. For stock option grants made in 2008, the exercise price was $10.13. Grants of stock options become exercisable for one-third of the total option shares on the first anniversary of the date of grant and become exercisable in monthly increments equal to 1/36th of the total option shares, cumulatively, each month thereafter, becoming fully exercisable on the 3rd annual anniversary of the date of grant.

(3)	Amounts in this column represent the fair value of stock options, calculated in accordance with FAS123(R). For option awards, that number is calculated by multiplying the Black-Scholes value by the number of options awarded.

Narrative Disclosure of Director Compensation

During 2008, each director who was not employed by us was compensated as follows:

Director annual retainer	$28,000
Chairman of the Board annual retainer	$57,000
Audit Committee Chairman	$12,500
Compensation and Development Committee Chairman	$10,000
Nominating and Governance Committee Chairman	$7,000
Committee membership (other than Audit Committee)	$4,000
Audit Committee membership	$6,000

Directors are also reimbursed for reasonable expenses incurred in attending meetings.

Non-employee directors are expected to acquire and hold a minimum of 5,000 shares or $100,000 worth of our common stock, whichever is the lesser value, and that minimum amount is expected to be reached within three to five years of becoming a director. Of our non-employee directors, five have already reached this ownership goal and two are within the three to five year period to reach this goal. Directors who are our employees receive no separate compensation as directors.

Our Board of Directors is eligible to participate in the RadiSys Corporation Deferred Compensation Plan. The Deferred Compensation Plan provides the members of our Board of Directors the opportunity to defer up to 100% of compensation (includes annual retainer and committee fees). Contributions by the members of our Board of Directors are credited on the date they would otherwise have been paid to the participant. We make no contributions on behalf of our Board of Directors’ members who participate in the Deferred Compensation Plan.

Participants select from among the fund(s) available to them. Earnings are calculated and applied to participant accounts daily and may be positive or negative, based on individual fund performance.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None.

COMPENSATION AND DEVELOPMENT COMMITTEE

REPORT1

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the RadiSys Corporation annual report on Form 10-K for the year ended December 31, 2008.

Ken J. Bradley

C. Scott Gibson

Dr. William W. Lattin, Chairman

Lorene K. Steffes

[1]

This Compensation and Development Committee Report is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, regardless of date or any general incorporation language in such filing.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 3, 2009 (or such other date as otherwise indicated in the footnotes below) by (i) each person known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors, (iii) each “named executive officer” named in the Summary Compensation Table and (iv) all of our directors and executive officers as a group. Unless otherwise noted in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all outstanding shares of common stock shown as beneficially owned by them.

Name	Shares Beneficially Owned	Percentage of Common Stock (1)
Anthony Ambrose (2)	62,580	*
Ken J. Bradley (2)	47,667	*
Brian Bronson (2)	159,174	*
Richard J. Faubert (2)	62,167	*
C. Scott Gibson (2)	78,167	*
Scott C. Grout (2)	481,234	2.03%
Julia A. Harper (2)(6)	232,910	*
Dr. William W. Lattin (2)	88,123	*
Christian A. Lepiane (2)	193,366	*
Kevin C. Melia (2)	47,667	*
Carl W. Neun (2)	42,667	*
Lorene K. Steffes (2)	37,167	*
Artisan Partners Limited Partnership (3)	1,872,600	8.04%
875 East Wisconsin Avenue, Suite 800 Milwaukee, WI 53202
Barclays Global Investors, NA (3)	1,762,595	7.71%
400 Howard Street San Francisco, CA 94105
Credit Suisse (3)	1,203,208	5.17%
Uetlibergstrasses 231 P.O. Box 900 CH 8070 Zurich, Switzerland
The D3 Family Fund, L.P. (4)	4,527,463	19.44%
Nierenberg Investment Management Company 19605 NE 8th Street Camas, WA 98607
Dimensional Fund Advisors LP (3)	1,669,846	7.25%
Palisades West, Building One 6300 Bee Cave Road Austin, TX 78746
Ronald J. Juvonen (3)	1,674,946	7.19%
Downtown Associates, L.L.C. 674 Unionville Road, Suite 105 Kennett Square, PA 19348
All directors and executive officers as a group (12 persons) (5)	1,299,979	5.35%

*	Less than 1%
(1)	Percentage ownership is calculated based on 23,288,842 shares of our common stock outstanding on March 3, 2009.

(2)	Includes the number of shares of our common stock that could be purchased by exercise of options exercisable at March 3, 2009, or within 60 days thereafter and the number of shares underlying restricted stock units that vest within 60 days of March 3, 2009 as set forth below:

Name	Options to Purchase Shares	Restricted Stock Units Vesting
Anthony Ambrose	36,858	1,354
Ken J. Bradley	42,667	—
Brian Bronson	129,414	5,174
Richard J. Faubert	52,167	—
C. Scott Gibson	47,083	—
Scott C. Grout	372,439	8,917
Julia A. Harper	189,139	3,082
Dr. William W. Lattin	47,667	—
Christian A. Lepiane	168,433	3,633
Kevin C. Melia	42,667	—
Carl W. Neun	37,667	—
Lorene K. Steffes	32,667	—

(3)	Based solely on information set forth in Schedule 13G dated December 31, 2008, filed with the SEC.

(4)	Based solely on information set forth in Form 4 dated December 29, 2008, filed with the SEC.

(5)	The total amount includes options to purchase 1,009,729 shares of our common stock exercisable within 60 days after March 3, 2009 and 19,078 shares underlying restricted stock units that vest within 60 days of March 3, 2009.

(6)	Julia A. Harper was no longer an executive officer as of November 17, 2008.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about the Company’s equity compensation plans as of December 31, 2008. All outstanding awards relate to the Company’s common stock.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,777,758	(1)	$14.76	4,647,513	(2)
Equity compensation plans not approved by security holders (3)	1,017,454	(4)	$17.19	—

Total	3,795,212		$15.46	4,647,513

(1)	Includes 300,694 restricted stock units which will vest only if specific service measures are met.

(2)	Includes 1,298,014 of securities authorized and available for issuance in connection with the RadiSys Corporation 1996 Employee Stock Purchase Plan.

(3)	Includes 69,700 shares granted under the RadiSys Corporation Stock Plan For Convedia Employees. The Plan is intended to comply with the NASD Marketplace Rule 4350 which provides an exception to the NASD shareholder approval requirement for the issuance of securities with regard to grants to new employees of the Company, including grants to transferred employees in connection with a merger or other acquisition.

(4)	Includes 21,025 restricted stock units which will vest only if specific service measures are met.

Description of Equity Compensation Plans Not Adopted by Shareholders

2001 Nonqualified Stock Option Plan.

In February 2001, we established the 2001 Nonqualified Stock Option Plan, under which 2,250,000 shares of the our common stock were reserved as of December 31, 2006. Grants under the 2001 Nonqualified Stock Option Plan may be awarded to selected employees, who are not executive officers or directors of the Company. The purpose of the 2001 Nonqualified Stock Option Plan is to enable the Company to attract and retain the services of selected employees of the Company or any parent or subsidiary of the Company. Unless otherwise stipulated in the plan document, the Board of Directors, at their discretion, determines the exercise prices (which may not be less than the fair market value of the Company’s common stock at the date of grant), vesting periods, and the expiration periods, which are a maximum of 10 years from the date of grant.

On March 21, 2007, our Board of Directors approved the termination of the RadiSys Corporation 2001 Nonqualified Stock Option Plan, which was effective upon our shareholders’ approval of the 2007 Stock Plan at the annual meeting on May 15, 2007. Accordingly, no new options may be granted under the 2001 Nonqualified Stock Option Plan. However, the termination does not affect any outstanding options issued under this Plan.

RadiSys Corporation Stock Plan For Convedia Employees.

On August 31, 2006, our Compensation and Development Committee adopted the RadiSys Corporation Stock Plan for Convedia Employees (“Convedia Stock Plan”) for awards to be made in connection with our acquisition of Convedia Corporation. The Convedia Stock Plan was adopted without shareholder approval in reliance upon the exception provided under Nasdaq Marketplace Rule 4350(i)(1)(A)(iv) relating to awards granted in connection with an acquisition and in connection with the hiring of new employees. The Convedia Stock Plan became effective as of September 1, 2006. The Convedia Stock Plan permits the granting of stock options, restricted stock and restricted stock units. The maximum number of shares of common stock with respect to which awards may be granted is 365,000 shares (subject to adjustment in accordance with the Convedia Stock Plan). In order to comply with Nasdaq Marketplace Rule 4350, the awards may only be granted to employees transferred from Convedia Corporation in connection with our acquisition of Convedia Corporation and in connection with the future hiring of new employees of Convedia Corporation by us. Unless sooner terminated by our Board of Directors, the Convedia Stock Plan will terminate on the tenth anniversary of its effective date of September 1, 2006. The Convedia Stock Plan provides that the Committee will determine the option price at which common stock may be purchased, but the price will not be less than the fair market value of the common stock on the date the option is granted. The Committee will determine the term of each option, but no option will be exercisable more than 10 years after the date of grant. The Convedia Stock Plan provides for certain terms and conditions pursuant to which restricted stock and restricted stock units may be granted under the Convedia Stock Plan. Each grant of restricted stock and restricted stock units must be evidenced by an award agreement in a form approved by the Committee. The vesting of restricted stock or restricted stock units may be conditioned upon the completion of a specified period of employment, upon attainment of specified performance goals and/or upon such other criteria as the Committee determines.

On March 21, 2007, our Board of Directors approved the termination of the Convedia Stock Plan, which was effective upon our shareholders’ approval of the 2007 Stock Plan at the annual meeting on May 15, 2007. Accordingly, no new awards may be granted under the Convedia Stock Plan. However, the termination does not affect any awards previously granted and outstanding under this Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Our Board of Directors has affirmatively determined that each of C. Scott Gibson, Ken J. Bradley, Richard J. Faubert, Dr. William W. Lattin, Kevin C. Melia, Carl W. Neun, and Lorene K. Steffes are “independent directors” as defined by the SEC rules and within the meaning of the Nasdaq Marketplace Rule 4200(a)(15) and, therefore, a majority of our Board of Directors is currently independent as so defined. Dr. Lattin is also a member of the Board of Directors of Merix Corporation which builds printed circuit boards for us, and Mr. Bradley is a member of the Board of Directors of SynQor Inc., which supplies power converters to us. We do not view Dr. Lattin’s or Mr. Bradley’s positions with Merix Corporation or SynQor Inc., as applicable, as a conflict of interest or as a material relationship that would prevent either of them from being an independent director.

Related Party Transactions Policy

In accordance with our Audit Committee charter, the Audit Committee is responsible for reviewing and approving the terms and conditions of all proposed related-party transactions required to be disclosed under the SEC rules prior to initiation of any such transaction.

Item 14.	Principal Accounting Fees and Services

	Fiscal 2007	Fiscal 2008
Fee Category
Audit Fees	$914,203	$734,866
Audit-Related Fees	$20,250	$22,500
Tax Fees	$66,518	$63,631
All Other Fees	—	—
Total Fees	$1,000,971	$820,997

Audit Fees. This category includes the audit of the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K, review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, Section 404 internal control audit and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of the audit or the review of interim financial statements. The amounts reported in fiscal year 2007 also include additional audit work required in connection with the acquisition of certain assets of the module communications platform division business from Intel Corporation and our shelf registration statement and related convertible debt issuance.

Audit-Related Fees. This category consists of fees billed for assurance and related services that are related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees”. These services include employee benefit plan audits and accounting consultations concerning financial accounting and reporting standards. For 2008, this category primarily consists of fees paid in connection with our employee benefit plan audit.

Tax Fees. This category consists of professional services rendered by KPMG for international tax compliance and other international tax related services. The services for the fees disclosed under this category primarily consist of international tax return preparation, technical consulting and other international tax related services. For 2008, these fees included work on Canadian tax related matters including the Scientific Research & Experimental Design tax credits.

AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Audit Committee pre-approved all of the services described above that were provided during 2007 and 2008 in accordance with the pre-approval requirements of the Sarbanes-Oxley Act of 2002. Accordingly, there were no services for which the de minimus exception, as defined in Section 202 of the Sarbanes-Oxley Act, was applicable. The Audit Committee has considered whether the provision of the services covered by these fees is compatible with maintaining the principal auditor’s independence. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent registered public accounting firm. Under the policy, all audit and non-audit services to be performed by the independent registered public accounting firm must be presented to the Audit Committee in writing prior to the commencement of such services. The proposal must include a description and purpose of the services, estimated fees and other terms of the engagement. The Audit Committee may delegate to the Chairman of the Audit Committee the authority to grant pre-approvals. Any pre-approvals made by the Chairman pursuant to this delegation shall be presented to the full Audit Committee at its next scheduled meeting following such pre-approvals.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

(a) (2) Financial Statement Schedule

None.

(a) (3) Exhibits

Exhibit No.	Description
2.1	Amended and Restated Asset Purchase Agreement, dated September 12, 2007, by and between the Company and Intel Corporation. Incorporated by reference from Exhibit 2.1 in the Company’s Amended Current Report of Form 8-K/A, filed on November 1, 2007, SEC File No. 000-26844.

2.2	Transition Services Agreement, dated September 12, 2007, by and between the Company and Intel Corporation (portions of the exhibit have been omitted pursuant to a request for confidential treatment to the Commission). Incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, filed on November 8, 2007, SEC File No. 000-26844.

2.3	Warranty Services Agreement, dated September 12, 2007, by and between the Company and Intel Corporation (portions of the exhibit have been omitted pursuant to a request for confidential treatment to the Commission). Incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, filed on November 8, 2007, SEC File No. 000-26844.

2.4	Arrangement Agreement among RadiSys Corporation, Convedia Corporation and RadiSys Canada Inc., effective as of July 26, 2006. Incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 28, 2006, SEC File No. 000-26844

3.1	Second Restated Articles of Incorporation and amendments thereto. Incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC File No. 333-137060, as amended by the Articles of Amendment incorporated by reference from Exhibit 3.1 in the Company’s Current Report on Form 8-K filed on January 30, 2008.
3.2	Restated Bylaws. Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on From 10-Q, filed on May 8, 2007.

Exhibit No.	Description
4.1	Indenture, dated February 12, 2008, by and between the Company and The Bank of New York Trust Company, N.A. Incorporated by reference from Exhibit 4.1 in the Company’s Current Report on Form 8-K, filed on February 12, 2008.

4.2	First Supplemental Indenture, dated February 12, 2008, by and between the Company and The Bank of New York Trust Company, N.A. Incorporated by reference from Exhibit 4.2 in the Company’s Current Report on Form 8-K, filed on February 12, 2008.

4.3	Form of Global Security for the 2.75% Convertible Senior Notes due 2013 (included in Exhibit 4.2).

4.4	Indenture dated as of November 19, 2003, between the Company and JPMorgan Chase Bank, as Trustee, with respect to the 1.375% Convertible Senior Notes due 2023. Incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-3, filed December 24, 2003, SEC Registration No. 333-111547.

4.5	Form of Note for the 1.375% Convertible Senior Notes due 2023. See Exhibit 4.4.

10.1	Amended and Restated Asset Purchase Agreement, dated September 12, 2007, by and between the Company and Intel Corporation. See Exhibit 2.1.

10.2	Transition Services Agreement, dated September 12, 2007, by and between the Company and Intel Corporation. See Exhibit 2.2.

10.3	Warranty Services Agreement, dated September 12, 2007, by and between the Company and Intel Corporation. See Exhibit 2.3.

10.4*	RadiSys Corporation 1995 Employee Stock Incentive Plan, as amended. Incorporated by reference from Exhibit (d)(1) to the Tender Offer Statement filed by the Company on Schedule TO-I, filed July 31, 2003, SEC File No. 005-49160.

10.5*	RadiSys Corporation 1996 Employee Stock Purchase Plan, as amended. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 5, 2004, SEC File No. 0-26844.

10.6*	RadiSys Corporation 2001 Nonqualified Stock Option Plan, as amended. Incorporated by reference from Exhibit (d)(2) to the Tender Offer Statement filed by the Company on Schedule TO-I, filed July 31, 2003, SEC File No. 005-49160.

10.7*	Form of Restricted Stock Agreement, as amended. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2006, filed on May 9, 2006, SEC File No. 000-26844.

10.8*	Form of Notice of Stock Option Grant for the 1995 Stock Incentive Plan. Incorporated by reference from Exhibit (d)(3) to the Tender Offer Statement filed by the Company on TO-I, filed July, 31, 2003, SEC File No. 005-49160.

10.9*	Form of Notice of Stock Option Grant for the 2001 Nonqualified Stock Option Plan. Incorporated by reference from Exhibit (d)(4) to the Tender Offer Statement filed by the Company on TO-I, filed July, 31, 2003, SEC File No. 005-49160.

10.10*	Deferred Compensation Plan. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, filed on May 15, 2001, SEC File No. 000-26844.

10.11*	RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC Registration No. 333-137060.

Exhibit No.	Description
10.12*	Form of Notice of Option Grant for United States employees for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC Registration No. 333-137060.

10.13*	Form of Notice of Option Grant for Canada employees for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on September 1, 2006, SEC Registration No. 333-137060.

10.14*	Form of Notice of Option Grant for international employees for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC Registration No. 333-137060.

10.15*	Form of Notice of Option Grant for China employees for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.8 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC Registration No. 333-137060.

10.16*	Form of Restricted Stock Grant Agreement for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.9 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC Registration No. 333-137060.

10.17*	Form of Restricted Stock Unit Grant Agreement for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.10 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC Registration No. 333-137060.

10.18*	Description of the Revisions of the Company’s Directors Compensation Arrangements. Incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2007.

10.19*	RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

10.20*	Form of Notice of Option Grant for United States employees for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

10.21*	Form of Notice of Option Grant for Canada employees for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.6 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

10.22*	Form of Notice of Option Grant for China employees for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

10.23*	Form of Notice of Option Grant for international employees for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.8 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

10.24*	Form of Restricted Stock Unit Grant Agreement for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.9 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

10.25*	Amended and Restated Executive Change of Control Agreement dated February 27, 2007 between the Company and Julia A. Harper. Incorporated by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 2, 2007, SEC File No. 000-26844.

Exhibit No.	Description
10.26*	Amended and Restated Executive Change of Control Agreement dated February 27, 2007 between the Company and Scott C. Grout. Incorporated by reference from Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 2, 2007, SEC File No. 000-26844.

10.27*	Amended and Restated Executive Change of Control Agreement dated February 27, 2007 between the Company and Christian Lepiane. Incorporated by reference from Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 2, 2007, SEC File No. 000-26844.

10.28*	Amended and Restated Executive Change of Control Agreement dated February 27, 2007 between the Company and Brian Bronson. Incorporated by reference from Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 2, 2007, SEC File No. 000-26844.

10.29*	Form of Indemnity Agreement for directors of the Company. Incorporated by reference from Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 2, 2007, SEC File No. 000-26844.

10.30*	Offer letter dated September 16, 2002 between the Company and Scott C. Grout. Incorporated by reference from Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 2, 2007, SEC File No. 000-26844.

10.31*	Offer letter dated August 15, 2003 between the Company and Christian Lepiane. Incorporated by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 2, 2007, SEC File No. 000-26844.

10.32*	Summary of Compensation and Performance Goals and Business Criteria for Payment of Incentive Awards. Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 27, 2006, SEC File No. 000-26844.

10.33*	Summary of Performance Goals and Business Criteria for Payment of Awards. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 28, 2006, SEC File No. 000-26844.

10.34	Dawson Creek II lease, dated March 21, 1997, incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, filed on August 13, 1997, SEC File No. 000-26844.

10.35*	Summary of Compensation Arrangements of Certain Officers. Incorporated by reference from Exhibit 10.2 in the Company’s Quarterly report on Form 10-Q for the quarterly period ended March 31, 2008, filed on May 9, 2008, SEC File No. 000-26844.

10.36	Loan and Security Agreement, dated August 7, 2008, between the Company and Silicon Valley Bank. Incorporated by reference from Exhibit 10.3 in the Company’s Quarterly report on Form 10-Q for the quarterly period ended June 30, 2008, filed on August 8, 2008, SEC File No. 000-26844.

10.37*	Severance Agreement, dated August 6, 2008, between the Company and Scott Grout. Incorporated by reference from Exhibit 10.4 in the Company’s Quarterly report on Form 10-Q for the quarterly period ended June 30, 2008, filed on August 8, 2008, SEC File No. 000-26844.

10.38*	Severance Agreement, dated February 26, 2008, between the Company and Brian Bronson. Incorporated by reference from Exhibit 10.1 in the Company’s Quarterly report on Form 10-Q for the quarterly period ended March 31, 2008, filed on May 9, 2008, SEC File No. 000-26844.

10.39**	Offer by UBS AG relating to auction rate Securities as accepted by the Company on October 21, 2008.

10.40**	Credit Line Agreement by and between the Company and UBS AG, dated December 12, 2008.

Exhibit No.	Description
10.41*/**	Severance agreement, dated November 4, 2008, between the Company and John T. Major.

10.42*/**	Severance agreement, dated December 29, 2008, between the Company and Anthony Ambrose.

10.43*/**	Executive Change of Control Agreement dated December 30, 2008 between the Company and John T. Major.

10.44**	Second Amendment and Limited Waiver to Loan and Security Agreement, dated February 13, 2009, between the Company and Silicon Valley Bank.

10.45**	Third Amendment to Loan and Security Agreement, dated February 13, 2009, between the Company and Silicon Valley Bank.

21.1**	List of Subsidiaries.

23.1**	Consent of KPMG LLP.

31.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This Exhibit constitutes a management contract or compensatory plan or arrangement

**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADISYS CORPORATION

By:	/s/ SCOTT C. GROUT
Scott C. Grout
President and Chief Executive Officer

Dated: March 6, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 6, 2009.

Signature	Title

/s/ SCOTT C. GROUT Scott C. Grout	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ BRIAN BRONSON Brian Bronson	Chief Financial Officer (Principal Financial Officer)

Directors:

/s/ C. SCOTT GIBSON C. Scott Gibson	Chairman of the Board and Director

/s/ KEN BRADLEY Ken Bradley	Director

/s/ RICHARD J. FAUBERT Richard J. Faubert	Director

/s/ DR. WILLIAM W. LATTIN Dr. William W. Lattin	Director

/s/ KEVIN C. MELIA Kevin C. Melia	Director

/s/ CARL NEUN Carl Neun	Director

/s/ LORENE K. STEFFES Lorene K. Steffes	Director

EXHIBIT INDEX

Exhibit No.	Description
2.1	Amended and Restated Asset Purchase Agreement, dated September 12, 2007, by and between the Company and Intel Corporation. Incorporated by reference from Exhibit 2.1 in the Company’s Amended Current Report of Form 8-K/A, filed on November 1, 2007, SEC File No. 000-26844.

2.2	Transition Services Agreement, dated September 12, 2007, by and between the Company and Intel Corporation (portions of the exhibit have been omitted pursuant to a request for confidential treatment to the Commission). Incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, filed on November 8, 2007, SEC File No. 000-26844.

2.3	Warranty Services Agreement, dated September 12, 2007, by and between the Company and Intel Corporation (portions of the exhibit have been omitted pursuant to a request for confidential treatment to the Commission). Incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, filed on November 8, 2007, SEC File No. 000-26844.

2.4	Arrangement Agreement among RadiSys Corporation, Convedia Corporation and RadiSys Canada Inc., effective as of July 26, 2006. Incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 28, 2006, SEC File No. 000-26844.

3.1	Second Restated Articles of Incorporation and amendments thereto. Incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC File No. 333-137060, as amended by the Articles of Amendment incorporated by reference from Exhibit 3.1 in the Company’s Current Report on Form 8-K filed on January 30, 2008.

3.2	Restated Bylaws. Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on From 10-Q, filed on May 8, 2007.

4.1	Indenture, dated February 12, 2008, by and between the Company and The Bank of New York Trust Company, N.A. Incorporated by reference from Exhibit 4.1 in the Company’s Current Report on Form 8-K, filed on February 12, 2008.

4.2	First Supplemental Indenture, dated February 12, 2008, by and between the Company and The Bank of New York Trust Company, N.A. Incorporated by reference from Exhibit 4.2 in the Company’s Current Report on Form 8-K, filed on February 12, 2008.

4.3	Form of Global Security for the 2.75% Convertible Senior Notes due 2013 (included in Exhibit 4.2).

4.4	Indenture dated as of November 19, 2003, between the Company and JPMorgan Chase Bank, as Trustee, with respect to the 1.375% Convertible Senior Notes due 2023. Incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-3, filed December 24, 2003, SEC Registration No. 333-111547.

4.5	Form of Note for the 1.375% Convertible Senior Notes due 2023. See Exhibit 4.4.

10.1	Amended and Restated Asset Purchase Agreement, dated September 12, 2007, by and between the Company and Intel Corporation. See Exhibit 2.1.

10.2	Transition Services Agreement, dated September 12, 2007, by and between the Company and Intel Corporation. See Exhibit 2.2

10.3	Warranty Services Agreement, dated September 12, 2007, by and between the Company and Intel Corporation. See Exhibit 2.3

Exhibit No.	Description
10.4*	RadiSys Corporation 1995 Employee Stock Incentive Plan, as amended. Incorporated by reference from Exhibit (d)(1) to the Tender Offer Statement filed by the Company on Schedule TO-I, filed July 31, 2003, SEC File No. 005-49160.

10.5*	RadiSys Corporation 1996 Employee Stock Purchase Plan, as amended. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 5, 2004, SEC File No. 0-26844.

10.6*	RadiSys Corporation 2001 Nonqualified Stock Option Plan, as amended. Incorporated by reference from Exhibit (d)(2) to the Tender Offer Statement filed by the Company on Schedule TO-I, filed July 31, 2003, SEC File No. 005-49160.

10.7*	Form of Restricted Stock Agreement, as amended. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2006, filed on May 9, 2006, SEC File No. 000-26844.

10.8*	Form of Notice of Stock Option Grant for the 1995 Stock Incentive Plan. Incorporated by reference from Exhibit (d)(3) to the Tender Offer Statement filed by the Company on TO-I, filed July, 31, 2003, SEC File No. 005-49160.

10.9*	Form of Notice of Stock Option Grant for the 2001 Nonqualified Stock Option Plan. Incorporated by reference from Exhibit (d)(4) to the Tender Offer Statement filed by the Company on TO-I, filed July, 31, 2003, SEC File No. 005-49160.

10.10*	Deferred Compensation Plan. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, filed on May 15, 2001, SEC File No. 000-26844.

10.11*	RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC Registration No. 333-137060.

10.12*	Form of Notice of Option Grant for United States employees for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC Registration No. 333-137060.
10.13*	Form of Notice of Option Grant for Canada employees for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on September 1, 2006, SEC Registration No. 333-137060.

10.14*	Form of Notice of Option Grant for international employees for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC Registration No. 333-137060.

10.15*	Form of Notice of Option Grant for China employees for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.8 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC Registration No. 333-137060.

10.16*	Form of Restricted Stock Grant Agreement for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.9 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC Registration No. 333-137060.

10.17*	Form of Restricted Stock Unit Grant Agreement for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.10 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC Registration No. 333-137060.

Exhibit No.	Description
10.18*	Description of the Revisions of the Company’s Directors Compensation Arrangements. Incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2007.

10.19*	RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

10.20*	Form of Notice of Option Grant for United States employees for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

10.21*	Form of Notice of Option Grant for Canada employees for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.6 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

10.22*	Form of Notice of Option Grant for China employees for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

10.23*	Form of Notice of Option Grant for international employees for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.8 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

10.24*	Form of Restricted Stock Unit Grant Agreement for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.9 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

10.25*	Amended and Restated Executive Change of Control Agreement dated February 27, 2007 between the Company and Julia A. Harper. Incorporated by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 2, 2007, SEC File No. 000-26844.

10.26*	Amended and Restated Executive Change of Control Agreement dated February 27, 2007 between the Company and Scott C. Grout. Incorporated by reference from Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 2, 2007, SEC File No. 000-26844.

10.27*	Amended and Restated Executive Change of Control Agreement dated February 27, 2007 between the Company and Christian Lepiane. Incorporated by reference from Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 2, 2007, SEC File No. 000-26844.

10.28*	Amended and Restated Executive Change of Control Agreement dated February 27, 2007 between the Company and Brian Bronson. Incorporated by reference from Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 2, 2007, SEC File No. 000-26844.

10.29*	Form of Indemnity Agreement for directors of the Company. Incorporated by reference from Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 2, 2007, SEC File No. 000-26844.

10.30*	Offer letter dated September 16, 2002 between the Company and Scott C. Grout. Incorporated by reference from Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 2, 2007, SEC File No. 000-26844.

10.31*	Offer letter dated August 15, 2003 between the Company and Christian Lepiane. Incorporated by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 2, 2007, SEC File No. 000-26844.

Exhibit No.	Description
10.32*	Summary of Compensation and Performance Goals and Business Criteria for Payment of Incentive Awards. Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 27, 2006, SEC File No. 000-26844.

10.33*	Summary of Performance Goals and Business Criteria for Payment of Awards. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 28, 2006, SEC File No. 000-26844.

10.34	Dawson Creek II lease, dated March 21, 1997, incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, filed on August 13, 1997, SEC File No. 000-26844.

10.35*	Summary of Compensation Arrangements of Certain Officers. Incorporated by reference from Exhibit 10.2 in the Company’s Quarterly report on Form 10-Q for the quarterly period ended March 31, 2008, filed on May 9, 2008, SEC File No. 000-26844.

10.36	Loan and Security Agreement, dated August 7, 2008, between the Company and Silicon Valley Bank. Incorporated by reference from Exhibit 10.3 in the Company’s Quarterly report on Form 10-Q for the quarterly period ended June 30, 2008, filed on August 8, 2008, SEC File No. 000-26844.

10.37*	Severance Agreement, dated August 6, 2008, between the Company and Scott Grout. Incorporated by reference from Exhibit 10.4 in the Company’s Quarterly report on Form 10-Q for the quarterly period ended June 30, 2008, filed on August 8, 2008, SEC File No. 000-26844.

10.38*	Severance Agreement, dated February 26, 2008, between the Company and Brian Bronson. Incorporated by reference from Exhibit 10.1 in the Company’s Quarterly report on Form 10-Q for the quarterly period ended March 31, 2008, filed on May 9, 2008, SEC File No. 000-26844.

10.39**	Offer by UBS AG relating to auction rate Securities as accepted by the Company on October 21, 2008.

10.40**	Credit Line Agreement by and between the Company and UBS AG, dated December 12, 2008.

10.41*/**	Severance agreement, dated November 4, 2008, between the Company and John T. Major.

10.42*/**	Severance agreement, dated December 29, 2008, between the Company and Anthony Ambrose.

10.43*/**	Executive Change of Control Agreement dated December 30, 2008 between the Company and John T. Major.

10.44**	Second Amendment and Limited Waiver to Loan and Security Agreement, dated February 13, 2009, between the Company and Silicon Valley Bank.

10.45**	Third Amendment to Loan and Security Agreement, dated February 13, 2009, between the Company and Silicon Valley Bank.

21.1**	List of Subsidiaries.

23.1**	Consent of KPMG LLP.

31.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This Exhibit constitutes a management contract or compensatory plan or arrangement

**	Filed herewith