Form 10-Q
period 2009-03-31
RADISYS CORP
filed 2009-05-08
CIK 873044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Number of shares of common stock outstanding as of May 6, 2009: 23,338,475

RADISYS CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RADISYS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	For the Three Months Ended March 31,
	2009	2008
		(As adjusted)
Revenues	$77,604	$86,048
Cost of sales:
Cost of sales	51,951	62,366
Amortization of purchased technology	1,619	4,115

Total cost of sales	53,570	66,481

Gross margin	24,034	19,567
Research and development	11,197	12,650
Selling, general and administrative	11,812	12,850
Intangible assets amortization	647	1,303
Restructuring charges, net	1,478	—

Loss from operations	(1,100)	(7,236)
Interest expense	(590)	(1,756)
Interest income	395	1,304
Other income, net	124	38

Loss before income tax expense (benefit)	(1,171)	(7,650)
Income tax expense (benefit)	38,926	(491)

Net loss	$(40,097)	$(7,159)

Net loss per share:
Basic	$(1.73)	$(0.32)

Diluted	$(1.73)	$(0.32)

Weighted average shares outstanding:
Basic	23,119	22,245

Diluted	23,119	22,245

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$79,132	$73,980
Accounts receivable, net	44,142	45,551
Other receivables	1,644	1,090
Inventories, net	28,713	29,450
Other current assets	4,516	4,268
Deferred tax assets, net	1,881	10,297

Total current assets	160,028	164,636
Property and equipment, net	10,391	11,556
Intangible assets, net	17,533	19,804
Long-term investments	52,886	51,213
ARS settlement right	9,502	11,071
Long-term deferred tax assets, net	14,946	45,864
Other assets	4,637	4,882

Total assets	$269,923	$309,026

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,305	$34,123
Accrued wages and bonuses	6,722	11,253
Deferred income	3,829	2,274
Line of credit	39,800	39,535
Other accrued liabilities	11,827	11,384

Total current liabilities	95,483	98,569

Long-term liabilities:
2013 convertible senior notes	50,000	50,000
Other long-term liabilities	3,134	2,989

Total long-term liabilities	53,134	52,989

Total liabilities	148,617	151,558

Shareholders’ equity:
Preferred stock — $.01 par value, 5,664 shares authorized; none issued or outstanding	—	—
Common stock — no par value, 100,000 shares authorized; 23,315 and 22,033 shares issued and outstanding at March 31, 2009 and December 31, 2008	249,958	245,748
Accumulated deficit	(131,844)	(91,747)
Accumulated other comprehensive income:
Cumulative translation adjustments	4,092	4,326
Unrealized loss on hedge instruments	(900)	(859)

Total accumulated other comprehensive income	3,192	3,467

Total shareholders’ equity	121,306	157,468

Total liabilities and shareholders’ equity	$269,923	$309,026

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, unaudited)

	Common stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total	Total Comprehensive Loss (1)
	Shares	Amount
Balances, December 31, 2008	23,033	$231,236	$3,467	$(77,235)	$157,468
Cumulative effect of adjustment resulting from the adoption of FSP APB 14-1, net of tax	—	14,512	—	(14,512)	—

Adjusted balances, December 31, 2008	23,033	245,748	3,467	(91,747)	157,468
Shares issued pursuant to benefit plans	249	1,531	—	—	1,531
Stock-based compensation associated with employee benefit plans	—	2,791	—	—	2,791
Vesting of restricted stock units	53	—	—	—	—
Restricted share cancellations and forfeitures for tax settlements	(20)	(112)	—	—	(112)
Net adjustment for fair value of hedge derivatives	—	—	(41)	—	(41)	(41)
Translation adjustments	—	—	(234)	—	(234)	(234)
Net loss for the period	—	—	—	(40,097)	(40,097)	(40,097)

Balances, March 31, 2009	23,315	$249,958	$3,192	$(131,844)	$121,306

Total comprehensive loss for the three months ended March 31, 2009						$(40,372)

(1)	For the three months ended March 31, 2008, total comprehensive loss amounted to $8.2 million and consisted of a net loss for the period of $6.3 million, a net gains from currency translation adjustments of $324,000, net losses from adjustments for fair value of hedge derivatives of $22,000 and an impairment of available-for-sale investments, net of tax, of $2.2 million.

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	For the Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(40,097)	$(7,159)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,898	6,950
Inventory valuation allowance	884	797
Unrealized loss on ARS settlement right	1,569	—
Unrealized gain on ARS	(1,673)	—
Non-cash interest expense	112	1,273
Deferred income taxes	499	(536)
Deferred tax valuation allowance	42,003	—
Canadian deferred tax foreign exchange benefit	(3,204)	—
Net loss on early extinguishment of debt	—	49
Stock-based compensation expense	2,791	2,537
Other	177	113
Changes in operating assets and liabilities:
Accounts receivable	1,409	14,368
Other receivables	(554)	324
Inventories	349	(7,838)
Other current assets	(249)	1,286
Accounts payable	(818)	(3,772)
Accrued wages and bonuses	(4,531)	(1,019)
Deferred income	1,539	(392)
Other accrued liabilities	171	1,078

Net cash provided by operating activities	4,275	8,059

Cash flows from investing activities:
Proceeds from the sale of auction rate securities	—	10,000
Capital expenditures	(485)	(2,164)
Other	(67)	(203)

Net cash (used in) provided by investing activities	(552)	7,633

Cash flows from financing activities:
Financing costs	—	(2,410)
Proceeds from the issuance of 2013 convertible senior notes	—	55,000
Purchase of capped call	—	(10,154)
Repurchase of 2023 convertible senior notes	—	(51,128)
Payments on capital lease obligation	(49)	—
Net borrowings on line of credit	265	—
Net settlement of restricted shares	(112)	(41)
Proceeds from issuance of common stock	1,531	1,272

Net cash provided by (used in) financing activities	1,635	(7,461)

Effect of exchange rate changes on cash	(206)	284

Net increase in cash and cash equivalents	5,152	8,515
Cash and cash equivalents, beginning of period	73,980	50,522

Cash and cash equivalents, end of period	$79,132	$59,037

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Significant Accounting Policies

RadiSys Corporation (the “Company” or “RadiSys”) has adhered to the accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2008 in preparing the accompanying interim consolidated financial statements. The preparation of these statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Additionally, the accompanying financial data as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The financial information included herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for interim periods.

Reclassifications

Certain reclassifications have been made to amounts in prior years to conform to current year presentation.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard became effective for the Company on January 1, 2009 and the required enhanced disclosures have been provided for in Note 13.

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 required that issuers of such instruments separately account for the liability and equity components related to convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. FSP APB 14-1 became effective for the Company on January 1, 2009. Based on its analysis, the Company determined that the new guidance only affected its 1.375% convertible senior notes which were due November 15, 2023 (the “2023 convertible senior notes”), even though the notes were retired during the fourth quarter of 2008. Accordingly, the Company was required to retrospectively apply FSP APB 14-1 to all periods presented that include the 2023 convertible senior notes. As a result of this retrospective application, the Company adjusted its opening accumulated deficit balance and paid in capital balances as of December 31, 2008. For further details refer to Note 8.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (“FSP 157-4”). FSP 157-4 provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The implementation of this standard will not have a material impact on the Company’s financial position, financial performance, or cash flows; however, it may change the way in which it discloses information regarding certain financial assets and liabilities.

In April 2009, the FASB issued FSP No. SFAS 107-1 and APB No. 28-1, “Interim Disclosures about the Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which requires quarterly disclosure of information about the fair value of financial instruments within the scope of FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. The implementation of this standard will not have a material impact on the Company’s financial position, financial performance, or cash flows; however, it may change the way in which it discloses information regarding certain financial assets and liabilities.

Note 2 — Investments

The Company currently holds investments in auction rate securities (“ARS”), the majority of which represent interests in collateralized debt obligations supported by pools of government-backed student loans with S&P AAA or Moody’s Aaa ratings at the time of purchase. During the first quarter of 2008, the Company’s portfolio of ARS experienced multiple failed auctions as the amount of securities submitted for sale exceeded the amount of purchase orders. An auction failure, which is not a default in the underlying debt instrument, occurs when there are more sellers than buyers at a scheduled interest rate auction date and parties desiring to sell their auction rate securities are unable to do so. During the fourth quarter of 2008, the Company accepted a settlement offer from its investment bank, UBS AG, associated with the failed auctions. Under the terms of the offer, the Company has the right to require the bank to repurchase at par value its ARS investments at any time between June 30, 2010 and June 30, 2012. As the Company plans to require UBS to repurchase its ARS on June 30, 2010, and these investments are not expected to be sold prior to June 30, 2010, these investments have been classified as long-term trading investments. For its ARS settlement right, the Company has elected the fair value option under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”

The Company records its ARS and corresponding settlement right at fair value in accordance with SFAS No. 157, “Fair Value Measurements,” using level 3 inputs, as defined in Note 3. The Company considered various inputs to estimate the fair value of its ARS at March 31, 2009, including the estimated time believed to allow the market for such investments to recover, projected estimates of future risk-free rates, as well as premiums designed to account for liquidity and credit risks associated with its ARS holdings.

The Company determined the fair value of its ARS settlement right based on the difference between the estimated fair value of the ARS and the par value of the ARS. This difference was then discounted based on the future date when the settlement right is expected to be exercised to account for the time value of money. The discount rate used took into consideration the risk free rate as well as UBS’s credit quality. The Company’s valuation of its ARS settlement right is contingent upon the financial viability of its investment bank and accordingly, the Company has assigned a credit risk component based on market data available at the time of valuation. However, if market conditions change and the Company’s investment bank is unable to fulfill its commitment, the realizable value of the Company’s ARS settlement right would be adversely affected. Additionally, the inputs used in the Company’s valuation are based on managements’ estimates at the time of valuation and require significant judgment. If any of these inputs vary or market conditions change significantly, actual results may differ and the Company’s overall financial condition and operating results may be materially and adversely affected.

Short-term and long-term investments consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Long-term trading investments	$52,886	$51,213

ARS settlement right	$9,502	$11,071

Note 3 — Fair Value of Financial Instruments

The Company measures at fair value certain financial assets and liabilities, including cash equivalents, long-term investments, and its ARS settlement right. SFAS No. 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair value hierarchy:

Level 1—Quoted prices for identical instruments in active markets;

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

The following table summarizes the fair value measurements as of March 31, 2009, for the Company’s financial instruments, including its ARS (in thousands):

	Fair Value Measurements as of March 31, 2009
	March 31, 2009	Level 1	Level 2	Level 3
Cash equivalents	$15,217	$15,217	$—	$—
Long-term trading investments	$52,886	$—	$—	$52,886
ARS settlement right	$9,502	$—	$—	$9,502
Foreign currency forward contracts	$(1,086)	$—	$(1,086)	$—

Total	$76,519	$15,217	$(1,086)	$62,388

The following table outlines changes in the fair value of the Company’s long-term trading investments and ARS settlement right, where fair value is determined using Level 3 inputs:

	Fair Value
	Long-term Trading Investments	ARS Settlement Right
Balance as of December 31, 2008	$51,213	$11,071
Unrealized gain(A)	1,673	—
Unrealized loss(B)	—	(1,569)

Balance as of March 31, 2009	$52,886	$9,502

(A)

Refer to Note 2 for discussion of the inputs used in determining the appropriate fair values for the Company’s ARS. Unrealized gains, which totaled $1.7 million, related to the Company’s ARS are included in other income in the Company’s Consolidated Statement of Operations for the three months ended March 31, 2009.

(B)

Refer to Note 2 for discussion of the inputs used in determining the appropriate fair values for the Company’s ARS settlement right. Valuation of the Company’s ARS settlement right is performed using a present value approach on the difference between the estimated fair value and the par value of the ARS investments. Therefore, there is an inverse relationship between changes in the value of the Company’s ARS investments and its settlement right. Unrealized losses for the first quarter, which totaled $1.6 million, related to the Company’s ARS settlement right, are included in other income in the Company’s Consolidated Statement of Operations for the three months ended March 31, 2009.

Note 4 — Accounts Receivable and Other Receivables

Accounts receivable consists of trade accounts receivable. Accounts receivable balances consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Accounts receivable, gross	$45,107	$46,521
Less: allowance for doubtful accounts	(965)	(970)

Accounts receivable, net	$44,142	$45,551

The Company recorded no additional provisions for allowance for doubtful accounts during the three months ended March 31, 2009. The Company recorded additional provisions of $38,000 for allowance for doubtful accounts during the three months ended March 31, 2008.

As of March 31, 2009 and December 31, 2008, the balance in other receivables was $1.6 million and $1.1 million, respectively. Other receivables consisted primarily of non-trade receivables including receivables for inventory sold to the Company’s contract manufacturing partners. Sales to the Company’s contract manufacturing partners are based on terms and conditions similar to the terms offered to the Company’s regular customers. There is no revenue recorded in association with sales of non-trade receivables.

Note 5 — Inventories

Inventories consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Raw materials	$29,292	$30,183
Work-in-process	1,800	1,126
Finished goods	8,578	9,392

	39,670	40,701
Less: inventory valuation allowance	(10,957)	(11,251)

Inventories, net	$28,713	$29,450

During the three months ended March 31, 2009 and 2008, the Company recorded provisions for excess and obsolete inventory of $884,000 and $797,000, respectively.

Note 6 — Accrued Restructuring and Other Charges

Accrued restructuring, which is included in other accrued liabilities in the accompanying Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008, respectively, consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Fourth quarter 2006 restructuring charge	$—	$6
Second quarter 2008 restructuring charge	—	87
First quarter 2009 restructuring charge	1,289	—

Total accrued restructuring charges	$1,289	$93

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

Fourth Quarter 2006 Restructuring

During the fourth quarter of 2006, the Company initiated a restructuring plan that included the elimination of 12 positions primarily supporting the Company’s contract manufacturing operations as a result of the termination of the relationship with one of the Company’s contract manufacturers in North America. The restructuring plan also includes closing the Charlotte, North Carolina manufacturing support office. All restructuring activities were completed as of March 31, 2009.

Second Quarter 2008 Restructuring

During the second quarter of 2008, the Company initiated a restructuring plan that included the elimination of 23 positions. The restructuring was primarily initiated with the intent to return the Company’s engineering spend to levels which align with targeted profitability as well as refocus the Company’s skill sets in new product deployment and provide enhanced service and support to existing customers. All restructuring activities were completed as of March 31, 2009.

First Quarter 2009 Restructuring

During the first quarter of 2009, the Company initiated a restructuring plan that included the elimination of 29 positions. The restructuring impacted all areas of the business and was initiated in an effort to lower the Company’s overall cost structure in accordance with operating plan targets. The Company expects to complete all activities associated with the restructuring by December 31, 2009. Total costs of the first quarter 2009 restructuring activities included accrued severance obligations, healthcare benefits and legal costs, which totaled $1.3 million. Additionally, the Company incurred $234,000 in stock-based compensation costs associated with the modification of equity awards to certain employees included in this restructuring activity. There were no payments made during the three months ended March 31, 2009, associated with these restructuring activities.

Note 7 — Borrowings

Silicon Valley Bank

The Company has a secured revolving line of credit agreement with Silicon Valley Bank, which provides the Company with a two-year secured revolving credit facility of $30.0 million, which is subject to a borrowing base and secured by its accounts receivable. Borrowings under the agreement bear interest at the prime rate, which was 3.25% as of March 31, 2009, or the LIBOR rate, which was 0.50% as of March 31, 2009, plus 1.25%, with either interest rate determined by the Company’s election. The Company is required to make interest payments monthly. The Company is further required to pay a commitment fee equal to 0.08% of the $30.0 million maximum borrowing limit on an annual basis, and to pay quarterly in arrears an unused facility fee in an amount equal to 0.375% per year of the unused amount of the facility. In addition, the credit facility provides sub-facilities for letters of credit and foreign exchange contracts to be issued on the Company’s behalf.

The credit facility requires the Company to make and maintain certain financial covenants, representations, warranties and other agreements that are customary in credit agreements of this type, which are disclosed in full in the Company’s annual report on Form 10-K for the year ended December 31, 2008. During the three months ended March 31, 2009, the Company amended its agreement with Silicon Valley Bank. The amendment included an exclusion for charges associated with the establishment of its deferred tax valuation allowance recognized during the three months ended March 31, 2009.

As of March 31, 2009, the Company had no outstanding balances on the line of credit or letters of credit issued on its behalf.

UBS

During August of 2008, UBS AG, the parent company of the securities firm with which the Company holds its ARS, announced an offer to its clients holding auction rate securities. Under the terms of the offer, UBS AG would issue ARS settlement rights to the Company, which in addition to the terms discussed in Note 2, would also entitle the Company to receive no net cost loans from UBS AG, or its affiliates, for up to 75% of the market value of the Company’s ARS.

The Company accepted the offer and entered into a Credit Line Agreement (“the Credit Line”), including an Addendum to Credit Line Account Application and Agreement, with UBS Bank. The amount of interest the Company will pay under the Credit Line is intended to equal the amount of interest the Company would receive with respect to the Company’s auction rate securities and is currently set at T-Bill plus 1.20%, which will be subject market fluctuations. The borrowings under the Credit Line are payable upon demand; however, UBS Bank USA or its affiliates are required to provide to the Company alternative financing on substantially similar terms, unless the demand right was exercised as a result of certain specified events or the customer relationship between UBS Bank USA and the Company is terminated for cause by UBS Bank USA. As of March 31, 2009, the Company had an outstanding balance on the Credit Line in the amount of $39.8 million.

Note 8 — Convertible Debt

2013 Convertible Senior Notes

During February 2008, the Company offered and sold in a public offering pursuant to the shelf registration statement $55.0 million aggregate principal amount of 2.75% convertible senior notes due 2013 (the “2013 convertible senior notes”). Interest is payable semi-annually, in arrears, on each August 15 and February 15, beginning on August 15, 2008, to the holders of record at the close of business on the preceding August 1 and February 1, respectively. The 2013 convertible senior notes mature on February 15, 2013. Holders of the 2013 convertible senior notes may convert their notes into a number of shares of the Company’s common stock determined as set forth in the indenture governing the notes at their option on any day to and including the business day prior to the maturity date. The 2013 convertible senior notes are initially convertible into 76.7448 shares of the Company’s common stock per $1,000 principal amount of the notes (which is equivalent to a conversion price of approximately $13.03 per share), subject to adjustment upon the occurrence of certain events. Upon the occurrence of a fundamental change, holders of the 2013 convertible senior notes may require the Company to repurchase some or all of their notes for cash at a price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any. In addition, if certain fundamental changes occur, the Company may be required in certain circumstances to increase the conversion rate for any 2013 convertible senior notes converted in connection with such fundamental changes by a specified number of shares of the Company’s common stock. The 2013 convertible senior notes are the Company’s general unsecured obligations and rank equal in right of payment to all of its existing and future senior indebtedness, and senior in right of payment to the Company’s future subordinated debt. The Company’s obligations under the 2013 convertible senior notes are not guaranteed by, and are effectively subordinated in right of payment to all existing and future obligations of, its subsidiaries and are effectively subordinated in right of payment to its future secured indebtedness to the extent of the assets securing such debt.

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

As of March 31, 2009 and December 31, 2008, the Company had outstanding 2013 convertible senior notes with a face value of $50.0 million. As of March 31, 2009 and December 31, 2008, the Company had outstanding 2013 convertible senior notes with a fair value of $33.1 million and $26.9 million, respectively.

2023 Convertible Senior Notes

During the three months ended March 31, 2009, the Company adopted FSP APB 14-1. FSP APB 14-1 is effective for the Company’s previously outstanding 1.375% convertible senior notes. Although, the Company’s 2023 convertible senior notes were retired as of December 31, 2008, the Company was still required to retrospectively apply FSP APB 14-1 in all periods presented that include the Company’s 2023 convertible senior notes. As a result of this retrospective application, the Company’s opening accumulated deficit and additional paid in capital balances were adjusted by $14.5 million.

FSP APB 14-1 required that issuers of convertible instruments that may be settled in cash upon conversion separately account for the liability and equity components related to convertible debt instruments in a manner which would reflect the issuer’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. As such, the Company calculated the liability component, at issuance, to be $73.6 million. The liability component was calculated as the present value of cash flows from the related principal and interest payments using an 8.0% discount rate. The discount rate used represents the Company’s estimated borrowing rate, at the date of issuance, for a similar debt instrument without the conversion feature. The equity component, recorded as additional paid-in capital, totaled $16.2 million, which represents the difference between the proceeds from the issuance of the notes and the fair value of the liability, net of deferred taxes and equity related issuance costs of $10.2 million, as of the date of the issuance.

FSP APB 14-1 also requires an accretion of the resultant debt discount over the expected life of the notes, which was November 15, 2003 to November 15, 2008. Accordingly, the Consolidated Statement of Operations for the three months ended March 31, 2008, was retrospectively modified, compared to previously reported amounts, as follows (in thousands, except per share amounts):

For the Three Months Ended March 31, 2008
Additional pre-tax non-cash interest expense	$1,173
Adjustment to loss from early extinguishment of debt	117
Additional deferred tax benefit	(469)

Net adjustment to net loss	821

Net loss per share:
Basic	$(0.04)

Diluted	$(0.04)

For the three months ended March 31, 2008, the effective interest rate for the liability component of the notes was approximately 7.1%. For the three months ended March 31, 2008, the Company incurred contractually stated interest costs totaling $284,000. For the three months ended March 31, 2008, the Company incurred interest costs of $1.3 million related to amortization of the discount on the liability component of the notes.

Note 9 — Commitments and Contingencies

Adverse Purchase Commitments

The Company is contractually obligated to reimburse its contract manufacturers for the cost of excess inventory used in the manufacture of the Company’s products, if there is no alternative use. This liability, referred to as adverse purchase commitments, is provided for in other accrued liabilities in the accompanying Consolidated Balance Sheets. Estimates for adverse purchase commitments are derived from reports received on a quarterly basis from the Company’s contract manufacturers. Increases to this liability are charged to cost of goods sold. When and if the Company takes possession of inventory reserved for in this liability, the liability is transferred from other accrued liabilities to the excess and obsolete inventory valuation allowance. Adverse purchase commitments amounted to $1.7 million and $2.0 million at March 31, 2009 and December 31, 2008, respectively. For the three months ended March 31, 2009 and 2008, the Company recorded a net provision for adverse purchase commitments of $257,000 and $747,000, respectively.

Guarantees and Indemnification Obligations

As permitted under Oregon law, the Company has agreements whereby it indemnifies its officers, directors and certain finance employees for certain events or occurrences while an officer, director or employee is or was serving in such capacity at the request of the Company. The term of the indemnification period is for the officer’s, director’s or employee’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. To date, the Company has not incurred any costs associated with these indemnification agreements and, as a result, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2009.

The Company enters into standard indemnification agreements in its ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to the Company’s current products, as well as claims relating to property damage or personal injury resulting from the performance of services by us or the Company’s subcontractors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally limited. To date, the Company has not had any claims relating to such indemnity agreements and therefore, management believes the estimated fair value of these agreements is immaterial.

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

The following is a summary of the change in the Company’s warranty accrual reserve (in thousands):

	For the Three Months Ended March 31,
	2009	2008
Warranty liability balance, beginning of the period	$3,072	$2,494
Product warranty accruals	1,253	1,332
Utilization of accrual	(1,224)	(1,109)

Warranty liability balance, end of the period	$3,101	$2,717

The warranty liability balance is included in other accrued liabilities in the accompanying Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008.

Note 10 — Basic and Diluted Loss per Share

A reconciliation of the numerator and the denominator used to calculate basic and diluted loss per share is as follows (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2009	2008
Numerator — Basic
Net loss, basic	$(40,097)	$(7,159)

Numerator — Diluted
Net loss, basic	(40,097)	(7,159)
Interest on convertible notes, net of tax benefit (A)	—	—

Net loss, diluted	$(40,097)	$(7,159)

Denominator — Basic
Weighted average shares used to calculate loss per share, basic	23,119	22,245

Denominator — Diluted
Weighted average shares used to calculate loss per share, basic	23,119	22,245
Effect of convertible notes (A)	—	—
Effect of dilutive stock options, ESPP, and unvested restricted stock (B)	—	—

Weighted average shares used to calculate loss per share, diluted	23,119	22,245

Net loss per share:
Basic	$(1.73)	$(0.32)

Diluted (A), (B)	$(1.73)	$(0.32)

(A)	For the three months ended March 31, 2008, as-if converted shares associated with the Company’s 2013 and 2023 convertible senior notes, were excluded from the calculation as their effect would have been anti-dilutive. For the three months ended March 31, 2009, the as-if converted shares associated with the Company’s 2013 convertible senior notes were excluded from the calculation as their effect would have been anti-dilutive. The following table summarizes the total number of shares excluded from the earnings per share calculation, by year, for the different issuances of convertible debt:

	For the Three Months Ended March 31,
	2009	2008
2023 convertible senior notes	—	3,440
2013 convertible senior notes	3,837	2,134

Total shares excluded from earnings per share calculation	3,837	5,574

(B)	For the three months ended March 31, 2009 and 2008, the following equity awards, by type, were excluded from the calculation, as their effect would have been anti-dilutive:

	For the Three Months Ended March 31,
	2009	2008
Stock options	3,923	3,555
Restricted stock units	260	383

Total equity awards excluded from earnings per share calculation	4,183	3,938

Note 11 — Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2009 differs from the statutory rate primarily due to a full valuation allowance provided against its U.S. net deferred tax assets, revaluation of the Canadian net deferred tax assets, Canadian research and experimental development claims, federal research and experimental tax credits, the impact of stock option expense under SFAS 123R, the amortization of goodwill for tax purposes and taxes on foreign income that differ from the U.S. tax rate.

The Company’s effective tax rate for the three months ended March 31, 2008, differs from the statutory rate primarily due to the aforementioned items except for the full valuation allowance against its U.S. net deferred tax assets, which was a discrete event during the three months ended March 31, 2009.

The Company utilizes the asset and liability method of accounting for income taxes as set forth in SFAS 109, “Accounting for Income Taxes.” The Company records deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon the Company’s review of all positive and negative evidence, including its projected three year U.S. cumulative pre-tax book loss and taxable loss, it concluded that a full valuation allowance should be recorded against its U.S. net deferred tax assets in the three months ended March 31, 2009. The Company’s projected three year U.S. cumulative pre-tax book loss was calculated using 2007 and 2008 actual results combined with 2009 projections. In certain other foreign jurisdictions, where the Company does not have cumulative losses or other negative evidence, the Company had net deferred tax assets of $16.8 million and $14.2 million at March 31, 2009 and December 31, 2008, respectively. In the future, if the Company determines that it is more likely than not that it will realize its U.S. net deferred tax assets, it will reverse the applicable portion of the valuation allowance and recognize an income tax benefit in the period in which such determination is made.

During the three months ended March 31, 2009, the Company recognized a $3.2 million tax benefit associated with the revaluation of its Canadian net deferred tax assets. In Canada, the Company’s functional currency is the U.S. dollar, which in the past, differed from its tax currency, which was the Canadian dollar. Accordingly, the Company would revalue its Canadian net deferred tax assets for currency exchange rate movements between the U.S and Canadian dollar, which are reflected as permanent differences within the income tax provision (benefit). During the three months ended March 31, 2009, Canadian functional currency tax reporting legislation was enacted into law, which allowed the Company to lock in the exchange rate it uses to revalue its Canadian net deferred tax assets. The revaluation of the Company’s Canadian net deferred tax asset resulted in a $3.2 million tax benefit in the three months ended March 31, 2009.

The Company’s unrecognized tax benefits increased by $105,000 during the three months ended March 31, 2009 primarily due to changes in foreign currency exchange rates and foreign tax rates. The Company’s liability for potential interest and penalties associated with uncertain tax positions increased by $20,000 during the three months ended March 31, 2009. The Company’s balance for unrecognized tax benefits, including interest and penalties, was $697,000 at March 31, 2009. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of examinations within the next twelve months. The Company anticipates recognizing $122,000 in unrecognized tax benefits, including accrued interest and penalties, due to the expiration of the statute of limitations within the next twelve months.

The Company plans to repatriate between $20.0 to $30.0 million from its foreign subsidiaries prior to December 31, 2009. The Company has determined that the majority of the repatriated amount would be considered a return of capital and, therefore, would not be subject to U.S. income taxes. The Company plans to indefinitely reinvest the remaining earnings of all of its foreign subsidiaries. Should the Company plan to repatriate any foreign earnings in the future, it will be required to establish an income tax liability and recognize additional income tax expense related to such earnings.

Note 12 — Stock-based Compensation

During the three months ended March 31, 2009, 682,000 stock options and 1,000 restricted stock units were issued to employees under the 2007 Stock Plan.

Stock-based compensation was recognized and allocated as follows (in thousands):

	For the Three Months Ended March 31,
	2009	2008
Cost of sales	$340	$244
Research and development	752	812
Selling, general and administrative	1,465	1,481
Restructuring	234	—

Total stock-based compensation	$2,791	$2,537

Note 13 — Hedging

The Company’s activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates. The Company manages these risks through the use of forward exchange contracts, designated as foreign-currency cash flow hedges, in an attempt to reduce the potentially adverse effects of foreign currency exchange rate fluctuations that occur in the normal course of business. As such, the Company’s hedging activities are all employed solely for risk management purposes as defined in SFAS 133 - Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). All hedging transactions are conducted with a single, large, and in the opinion of management, reputable and financially stable financial institution. For the year ended December 31, 2008 and for the three months ended March 31, 2009, the only hedge instruments executed by the Company are associated with it’s exposure to fluctuations in the Canadian Dollar which result from obligations such as payroll and rent paid in Canadian Dollar.

These derivatives are recognized on the balance sheet at their fair value. Unrealized gain positions are recorded as other current assets and unrealized loss positions are recorded as other current liabilities. Changes in the fair values of the outstanding derivatives that are highly effective are recorded in other comprehensive income until net income is affected by the variability of the cash flows of the hedged transaction. Typically, hedge ineffectiveness could result when the amount of the Company’s hedge contracts exceed the Company’s forecasted or actual transactions for which the hedge contracts were designed to hedge. Once a hedge contract matures the associated gain (loss) on the contract will remain in other comprehensive income until the underlying hedged transaction affects net income (loss), at which time the gain (loss) will be recorded to the expense line item being hedged, which is primarily R&D. The Company only enters into derivative contracts in order to hedge foreign currency exposure. If the Company entered into a contract for speculative reasons or if the Company’s current hedge position becomes ineffective, changes in the fair values of the derivatives would be recognized in earnings in the current period.

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives are expected to remain highly effective in future periods. For the three months ended March 31, 2009 and for the year ended December 31, 2008, the Company had no hedge ineffectiveness.

During the three months ended March 31, 2009, the Company entered into twelve new foreign currency forward contracts, with a total contractual value at March 31, 2009 of $4.9 million.

A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments designated as cash flow hedges at March 31, 2009 is as follows:

	Contractual / Notional Amount	Consolidated Balance Sheet Classification	Estimated Fair Value
			Asset	(Liability)
Foreign currency forward exchange contracts	$9,884	Other accrued liabilities	$—	$(1,086)

The effect of derivative instruments on the consolidated financial statements for the three months ended March 31, 2009 was as follows:

	Effective Portion			Ineffective Portion
Type of Cash Flow Hedge	Pretax Hedge Gain (Loss) Recognized in Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Hedge Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Recognized	Hedge Gain (Loss) Recognized
Foreign currency forward exchange contracts	$(370)
		Cost of sales	$(27)	None	$—
		Research and development	$(238)	None	$—
		Selling, general and administrative	$(63)	None	$—

The bank counterparties in these contracts expose the Company to credit-related losses in the event of their nonperformance. However, to mitigate that risk, the Company only contracts with counterparties who meet its minimum requirements regarding counterparty credit worthiness. In addition, the Company monitors credit ratings, credit spreads and potential downgrades prior to entering into any new hedging contracts.

Note 14 — Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based upon the way that management organizes the segments within the Company for making operating decisions and assessing financial performance. The Company is one operating segment according to the provisions of SFAS 131.

Revenues on a product and services basis are as follows (in thousands):

	For the Three Months Ended March 31,
	2009	2008
Hardware	$73,197	$81,980
Software royalties and licenses	2,638	2,842
Software maintenance	833	776
Engineering and other services	936	450

Total revenues	$77,604	$86,048

Generally, the Company’s customers are not the end-users of its products. The Company ultimately derives its revenues from two end markets as follows (in thousands):

	For the Three Months Ended March 31,
	2009	2008
Communications Networking	$62,031	$66,552
Commercial Systems	15,573	19,496

Total revenues	$77,604	$86,048

Information about the Company’s geographic revenues and long-lived assets by geographical area is as follows (in thousands):

Geographic Revenues

	For the Three Months Ended March 31,
	2009	2008
United States	$22,358	$23,034
Other North America	1,365	2,210

North American revenues	23,723	25,244
Europe, the Middle East and Africa (“EMEA”)	25,430	33,542
Asia Pacific	28,451	27,262

Total revenues	$77,604	$86,048

Long-lived assets by Geographic Area

	March 31, 2009	December 31, 2008
Property and equipment, net
United States	$8,384	$9,343
Other North America	673	706
EMEA	60	66
Asia Pacific	1,274	1,441

Total property and equipment, net	$10,391	$11,556

Intangible assets, net
United States	7,363	8,454
Other North America	2,070	2,440
EMEA	8,100	8,910

Total intangible assets, net	$17,533	$19,804

For the three months ended March 31, 2009 and 2008, only one customer, Nokia Siemens Networks, accounted for more than 10% of total revenues. This customer accounted for 50.4% and 38.6% of total revenue for the three months ended March 31, 2009 and 2008, respectively.

As of March 31, 2009 and December 31, 2008, only one customer, Nokia Siemens Networks, accounted for more than 10% of the Company’s accounts receivable balance. This customer accounted for 42.8% and 31.0% of accounts receivable as of March 31, 2009 and December 31, 2008, respectively.

Note 15 — Legal Proceedings

In the normal course of business, the Company may become involved in litigation. As of March 31, 2009, RadiSys had no pending litigation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

RadiSys Corporation is a leading provider of advanced embedded solutions for the communications networking and commercial systems markets. Through innovative product planning, close customer collaboration, and the combination of innovative technologies and industry leading architecture, we help original equipment manufacturers (“OEMs”), systems integrators and solution providers bring better products to market faster and more economically. Our products include embedded boards, application enabling platforms and turn-key systems, which are used in today’s complex computing, processing and network intensive applications. Unless context otherwise requires, or as otherwise indicated, “we,” “us,” “our” and similar terms, as well as references to the “Company” and “RadiSys” refer to RadiSys Corporation and include all of our consolidated subsidiaries.

Our Markets

We provide application enabling solutions to the following two distinct markets:

•

Communications Networking — The communications networking market is comprised of two product categories, which are next generation and traditional communication networking products. Included in our next-generation communications product group are Advanced Telecommunications Computing Architecture (“ATCA”) and Media Server products. Included in our traditional product group are traditional wireless products and all other communications networking revenues not included in the next-generation group. Applications in this market include 2, 2.5, 3, and 4G wireless infrastructure products, IP media server platforms, military applications, multimedia messaging, network access, packet-based switches, security and switching applications, unified messaging solutions, voice messaging and video distribution applications.

•

Commercial Systems — The commercial systems market consists primarily of embedded solutions for the medical imaging, test and measurement, industrial automation and military submarkets. Specific applications include:

•	Medical Imaging: X-Ray machines, MRI scanners, CT scan imaging equipment and ultrasound equipment;

•	Test and Measurement: network and logic analyzers, network and production test equipment; and

•	Industrial Automation: distribution automation, electronics assembly and semiconductor manufacturing equipment.

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

•

Increasing demand for standards-based solutions, such as ATCA, IP Multimedia Subsystem (“IMS”), Computer-on-Module Express (“COM Express”), and Session Initiation Protocol, which motivates system makers to take advantage of proven and validated standards-based products.

•

Continued emergence, growth and evolution of applications utilizing long term evolution (“LTE”) and worldwide inter-operability for microwave access (“WiMAX”) networks, both of which are supported by ATCA.

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

Reduced time to market. We offer standards-based, ready-made solutions, such as ATCA-based solutions for the communications networking market and COM Express solutions for the commercial market. These standards-based solutions combined with our strong technical resources provide our OEM customers with more flexibility and reduced time-to-market than if they developed these solutions internally.

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

Explore new partnerships and strategic acquisitions as a means to build leadership in our target markets. We continue to investigate partnerships and strategic relationships which can expand the number of solutions we offer and increase our market reach. We also continue to evaluate potential acquisition opportunities to acquire new capabilities, which can help us achieve our strategic goals. For example, in the last three years, we acquired Convedia®, a closely-held vendor of IP media servers, and certain assets of the Intel MCPD business, which included ATCA and compact peripheral component interconnect (“PCI”) product lines.

Products Overview

Promentum® ATCA Products. During the first quarter of 2009, we announced ongoing development with Cavium Networks to deliver OCTEON II based ATCA solutions to Telecom Equipment Manufacturers (TEMs). The OCTEON II packet processing smart front end ATCA solution has cutting-edge performance, flexibility and throughput to reduce TEMs time-to-market, price and improve performance of their systems. We also announced the release of the first ATCA processing blade using the new Intel Xeon processor 5500 series that combines high performance with large memory capacity and expansion flexibility. The new product is targeted at 4G applications including LTE, WiMAX, and IMS (IP Multimedia Subsystem). This new product resulted in several design wins in the first quarter in both Asia and North America.

Convedia® Media Servers (“CMS”). During the first quarter of 2009, the RadiSys Convedia Media Server was named the media server market leader for the fifth consecutive year by Infonetics in its report, “Service Provider VoIP Equipment and Subscribers: Quarterly Worldwide Market Share and Forecasts.” RadiSys captured 47% of the total media server market in 2008.

During the first quarter of 2009, we also introduced Voice Quality Enhancement features for the CMS that will improve voice quality in VoIP conferencing applications. This new feature set recently received the 2009 NGN Leadership Award from NGN (Next Generation Networks) Magazine, a Technology Marketing Corporation publication.

Procelerant™ Commercial Products. During the first quarter of 2009, we announced a new image processing embedded server with high processing performance targeted at medical imaging, industrial automation and test and measurement applications. We also announced a new ruggedized extended temp COM Express module targeted at industrial automation, transportation, military, aerospace, and government applications using ultra low-power Intel Atom processors. In addition, the Company announced an ultra-small, low power PICO-ITX single board computer for portable and handheld devices for medical, gaming, ticketing and test and measurement applications.

Financial Results — Total revenue was $77.6 million and $86.0 million for the three months ended March 31, 2009 and 2008, respectively. Backlog was approximately $41.4 million and $34.4 million at March 31, 2009 and December 31, 2008, respectively. Backlog includes all purchase orders scheduled for delivery within 12 months. The decrease in revenues for the three months ended March 31, 2009 compared to the same period in 2008 was driven by decreased revenues from our traditional wireless business and our commercial markets. These declines were offset by increased revenues from our next-generation communications products.

Net loss was $40.1 million and $7.2 million for the three months ended March 31, 2009 and 2008, respectively. Net loss per share was $1.73 and $0.32 for the three months ended March 31, 2009 and 2008, respectively. Net loss increased from 2008 to 2009, due to increased income tax expense, which totaled $38.9 million for the three months ended March 31, 2009, as compared to an income tax benefit of $491,000 for the three months ended March 31, 2008. The increase in income tax expense was driven by the establishment of a valuation allowance for our U.S. deferred tax assets.

Cash and cash equivalents amounted to $79.1 million and $74.0 million at March 31, 2009 and December 31, 2008, respectively. The increase in cash and cash equivalents and investments during the three months ended March 31, 2009, is primarily due to cash generated from our operating activities in the amount of $4.3 million. Additionally, financing activities generated cash flows of $1.6 million largely due to proceeds from the issuance of our common stock. Cash flows used in investing activities totaling $552,000, slightly offset these increases. Investing activities were primarily related to capital expenditures, which were down compared to prior periods due to our focus on reducing spending.

Critical Accounting Policies and Estimates

We reaffirm our critical accounting policies and use of estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no significant changes during the three months ended March 31, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 except as follows.

2023 Convertible Senior Notes

During the three months ended March 31, 2009, we adopted FSP APB 14-1. FSP APB 14-1 is effective for our previously outstanding 1.375% convertible senior notes which were due November 15, 2023. Although, the 2023 convertible senior notes were retired as of December 31, 2008, we were still required to retrospectively apply FSP APB 14-1 in all periods presented that include the notes. FSP APB 14-1 required that issuers of convertible instruments that may be settled for cash upon conversion separately account for the liability and equity components related to convertible debt instruments in a manner which would reflect the issuer’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. Adoption of FSP APB 14-1 required significant judgment by management in determining the estimated borrowing rate at date of issuance, exclusive of the conversion feature. For further discussion of the adoption of FSP APB 14-1 refer to Note 8.

Results of Operations

The following table sets forth certain operating data as a percentage of revenues for the three months ended March 31, 2009 and 2008.

	For the Three Months Ended March 31,
	2009	2008
Revenues	100.0%	100.0%
Cost of sales:
Cost of sales	66.9	72.5
Amortization of purchased technology	2.1	4.8

Total cost of sales	69.0	77.3

Gross margin	31.0	22.7
Research and development	14.4	14.7
Selling, general, and administrative	15.2	14.9
Intangible assets amortization	0.8	1.5
Restructuring charges, net	2.0	—

Loss from operations	(1.4)	(8.4)
Interest expense	(0.8)	(2.0)
Interest income	0.5	1.5
Other income, net	0.2	0.0

Loss before income tax provision (benefit)	(1.5)	(8.9)
Income tax provision (benefit)	50.2	(0.6)

Net Loss	(51.7)%	(8.3)%

Comparison of Three Months Ended March 31, 2009 and 2008

Revenues. Revenues decreased by $8.4 million or 9.8%, from $86.0 million for the three months ended March 31, 2008 to $77.6 million for the three months ended March 31, 2009. The decrease in revenues for the three months ended March 31, 2009, compared to the same period in 2008, was driven by decreased revenues from our traditional wireless business and our commercial markets. These declines were offset by increased revenues from our next-generation communications products. During the three months ended March 31, 2009, we changed the manner in which we report revenues, which involved a shift from a market based approach to a product based approach. Previously, we reported communications networking revenues broken out into sub-markets for wireless, IP networking and messaging, and other communications networking products. As described above in the description of our markets, we now report our communications networking revenues from either next-generation communications networking products or our traditional communications networking products.

	For the Three Months Ended March 31,
	2009	2008	Change
Next-generation Communications Networking Products	$25,159	$23,881	$1,278
Traditional Communications Networking Products	36,872	42,671	(5,799)

Total Communications Networking Products	62,031	66,552	(4,521)

Medical Products	$6,386	$8,009	$(1,623)
Other Commercial Products	9,187	11,487	(2,300)

Total Commercial Products	$15,573	$19,496	$(3,923)

Total	$77,604	$86,048	$(8,444)

Revenues in the communications networking product group decreased for the three months ended March 31, 2009, compared to the same period in 2008, primarily due to declines in revenues from traditional communications networking products, which was the result of general economic weakness combined with the ongoing end of life of some of our traditional products. This decrease was partially offset by overall increased revenues from the deployment of our next generation communications networking product group.

Revenues in our commercial products group decreased for the three months ended March 31, 2009, compared to the same period in 2008. This decrease was driven by a decline in demand caused by soft overall economic conditions in all of our submarkets including medical and test and measurement equipment.

Given the dynamics of these markets, we may experience general fluctuations in the percentage of revenue attributable to each market. As a result, the quarter to quarter and year to year comparisons of our markets often are not indicative of overall economic trends affecting the long-term performance of our markets.

From a geographic perspective, for the three months ended March 31, 2009, compared to the same period in 2008, the percentage of revenues by destination in the Asia Pacific region increased by $1.2 million, and represented 36.7% of total revenues, up from 31.7% in the same period of 2008. Revenues in the EMEA region decreased by $8.1 million during the three months ended March 31, 2009 and represented 32.8% of total revenues, down from 39.0% in the same period of 2008. The changes in the percentages of revenues from EMEA and Asia Pacific regions were driven by a shift in our end customers for our traditional wireless products, from Europe to Asia. For the three months ended March 31, 2009, revenues from North America decreased by $1.5 million, compared to the same period in 2008. This decrease is primarily due to a reduction in demand driven by soft economic conditions.

Gross Margin. Gross margin as a percentage of revenues increased 8.3 percentage points, up from 22.7% for the three months ended March 31, 2008, to 31.0% for the three months ended March 31, 2009. This increase was largely driven by a greater mix of next-generation higher margin products as well as lower manufacturing and operational costs, which combined accounted for 6.4 of the percentage point increase. The remaining 1.9 percentage point increase in gross margin was driven by a reduction in amortization costs of purchased technology, for which certain assets are now fully amortized, along with a change in the estimated life of certain intangible assets in the fourth quarter of 2008.

Research and Development. Research and Development (“R&D”) expenses consist primarily of salary, bonuses and benefits for product development staff, and cost of design and development supplies and equipment, net of reimbursements for nonrecurring engineering services. R&D expenses decreased $1.5 million, or 11.5%, from $12.7 million for the three months ended March 31, 2008 to $11.2 million for the three months ended March 31, 2009. This decrease is primarily the result of decreased headcount and related payroll costs, resulting from restructuring activities undertaken during the second quarter of 2008. The decrease was further driven by lower project costs.

Selling, General, and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of salary, commissions, bonuses and benefits for sales, marketing, executive and administrative personnel, as well as professional services and costs of other general corporate activities. SG&A expenses decreased by $1.0 million or 8.1%, from $12.9 million for the three months ended March 31, 2008 to $11.8 million for the three months ended March 31, 2009. The decrease was driven by the elimination of transition service payments related to the MCPD acquisition along with general expense reductions.

Stock-based Compensation Expense. Stock-based compensation expense consists of amortization of stock-based compensation associated with stock options, restricted shares and shares issued to employees as a result of the employee stock purchase plan (“ESPP”). Stock-based compensation expense increased by $254,000 or 10.0%, from $2.5 million for the three months ended March 31, 2008 to $2.8 million for the three months ended March 31, 2009. The increase is primarily due to the incremental cost of stock-based compensation, which totaled $234,000, associated with restructuring activities undertaken during the three months ended March 31, 2009, which included charges related to the modification of equity awards of certain employees involved in the restructuring plan.

We recognized stock-based compensation expense as follows (in thousands):

	For the Three Months Ended March 31,
	2009	2008
Cost of sales	$340	$244
Research and development	752	812
Selling, general and administrative	1,465	1,481
Restructuring	234	—

Total stock-based compensation	2,791	2,537

Intangible Assets Amortization. Intangible assets consist of purchased technology, patents and other identifiable intangible assets. Intangible assets amortization expense included within operating expenses was $647,000 and $1.3 million for the three months ended March 31, 2009 and 2008, respectively. Intangible assets amortization decreased due to the extension of the useful lives of various intangible assets in the fourth quarter of 2008. We perform reviews for impairment of the purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Restructuring and Other Charges. We evaluate the adequacy of the accrued restructuring and other charges on a quarterly basis. As a result, we record certain reclassifications and reversals to the accrued restructuring and other charges based on the results of the evaluation. The total accrued restructuring and other charges for each restructuring event are not affected by reclassifications. Reversals are recorded in the period in which we determine that expected restructuring and other obligations are less than the amounts accrued. Tables summarizing the activity in the accrued liability for current restructuring activities are contained in Note 6 — Accrued Restructuring and Other Charges of the Notes to the Unaudited Consolidated Financial Statements.

First Quarter 2009 Restructuring. During the fourth quarter of 2009, we initiated a restructuring plan that included the elimination of 29 positions. The restructuring was initiated to align our costs with our annual operating plan. During the three months ended March 31, 2009, we incurred $1.5 million in restructuring charges, which were comprised almost entirely of employee payroll related severance costs. Included in these costs were charges related to the modification of equity awards to certain employees included in this restructuring activity.

Interest Expense. Interest expense includes interest incurred on our convertible notes and our lines of credit. Interest expense decreased $1.2 million, or 66.4%, from $1.8 million during the three months ended March 31, 2008, to $590,000 during the three months ended March 31, 2009. The decrease in interest expense during the three months ended March 31, 2009, compared to the same period in 2008, was driven by the adoption of FSP APB 14-1 during the first quarter of 2009, which resulted in the retrospective recognition of interest expense in the amount of $1.2 million for the three months ended March 31, 2008.

Interest Income. Interest income decreased $909,000, or 69.7%, from $1.3 million for the three months ended March 31, 2008 to $395,000 million for the three months ended March 31, 2009. Interest income decreased largely as a result of a decline in our overall average investment yield during the first quarter of 2009, as compared to our average investment yield in the first quarter of 2008. The decline in our average investment yield is a direct result of lower reset interest rates associated with our ARS coupled with a shift in our investment portfolio.

Income Tax Provision. We recorded a tax provision of $38.9 million and a tax benefit of $491,000 for the three months ended March 31, 2009 and 2008, respectively. We expect the effective tax rate for the year ending December 31, 2009 to be higher in comparison to 12.6% for the year ended December 31, 2008. The anticipated increase in the effective tax rate, is primarily due to discrete items related to the full valuation allowance against our U.S. net deferred tax assets and the revaluation of our Canadian net deferred tax assets. The establishment of a valuation allowance resulted in a $42.0 million tax expense while the revaluation of net Canadian tax assets resulted in a tax benefit of $3.2 million in the three months ended March 31, 2009. See Note 11 — Income Taxes of the Notes to the Unaudited Consolidated Financial Statements for more details regarding these discrete items.

The 2009 estimated effective tax rate is based on current tax law and the current expected income, by tax jurisdiction, and assumes that we will continue to receive the tax benefits associated with certain income associated with foreign jurisdictions. The tax rate may be affected by potential acquisitions, restructuring events or divestitures, the jurisdictions in which profits are determined to be earned and taxed and the ability to realize deferred tax assets.

Liquidity and Capital Resources

The following table summarizes selected financial information as of the dates indicated and for the three months ended March 31, 2009 and 2008 and for the year ended December 31, 2008:

	March 31, 2009	December 31, 2008	March 31, 2008
	(Dollar amounts in thousands)
Cash and cash equivalents	$79,132	$73,980	$59,037
Long-term investments	$52,886	51,213	$59,305

Cash and cash equivalents and investments	$132,018	$125,193	$118,342

Working capital	$64,545	$66,067	$44,460
Accounts receivable, net	$44,142	$45,551	$56,212
Inventories, net	$28,713	$29,450	$30,143
Accounts payable	$33,305	$34,123	$45,936
2023 convertible senior notes	$—	—	$46,355
2013 convertible senior notes	$50,000	$50,000	$55,000
Days sales outstanding (A)	52	45	60
Days to pay (B)	58	48	67
Inventory turns (C)	7.2	10.0	8.3
Inventory turns — days (D)	50	44	44
Cash cycle time — days (E)	44	41	37

(A)	Based on ending net trade receivables divided by daily revenue (quarterly revenue, annualized and divided by 365 days).

(B)	Based on ending accounts payable divided by daily cost of sales excluding amortization of purchased technology (quarterly cost of sales, annualized and divided by 365 days).

(C)	Based on quarterly cost of sales excluding amortization of purchased technology, annualized divided by ending inventory.

(D)	Based on ending inventory divided by daily cost of sales excluding amortization of purchased technology (quarterly cost of sales, annualized and divided by 365 days).

(E)	Days sales outstanding plus inventory turns - days, less days to pay.

Cash and cash equivalents increased by $5.1 million from $74.0 million at December 31, 2008 to $79.1 million at March 31, 2009. Activities impacting cash and cash equivalents are as follows:

Cash Flows

	For the Three Months Ended March 31,
	2009	2008
	(In thousands)
Cash provided by operating activities	$4,275	$8,059
Cash (used in) provided by investing activities	(552)	7,633
Cash provided by (used in) financing activities	1,635	(7,461)
Effects of exchange rate changes	(206)	284

Net increase in cash and cash equivalents	$5,152	$8,515

During the three months ended March 31, 2009 and 2008, we used $485,000 and $2.2 million, respectively, for capital expenditures. During the three months ended March 31, 2009, capital expenditures consisted primarily of upgrades to our internal infrastructure. During the three months ended March 31, 2008, capital expenditures were primarily associated with integrating the MCPD business and upgrading our internal infrastructure. Capital expenditures were below our historical run-rate as we focused on reducing spending.

During the three months ended March 31, 2009 and 2008, we received $1.5 million and $1.3 million, respectively, in proceeds from the issuance of common stock through our stock compensation plans.

Changes in foreign currency rates unfavorably impacted beginning cash balances during the three months ended March 31, 2009 by $206,000. Due to our international operations where transactions are recorded in functional currencies other than the U.S. Dollar, the effects of changes in foreign currency exchange rates on existing cash balances during any given period results in amounts on the consolidated statements of cash flows that may not reflect the changes in the corresponding accounts on the consolidated balance sheets.

As of March 31, 2009 and December 31, 2008, working capital was $64.5 million and $66.1 million, respectively. Absent charges incurred specifically relating to the establishment of valuation allowances for our deferred tax assets, our working capital increased during the three months ended March 31, 2009. This increase was driven by an increase in cash due to positive cash flows from operations, along with a reduction in our accrued wages and bonuses. Accrued wages and bonuses decreased during the three months ended March 31, 2009, due to the payment of accrued incentive compensation bonuses as well as a lower general payroll accrual at March 31, 2009. Including charges associated with the establishment of our valuation allowance at March 31, 2009, working capital decreased by $1.6 million.

Investments

Investments consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Long-term available for sale investments	$52,886	$51,213

UBS settlement right	$9,502	$11,071

We currently hold investments in auction rate securities (“ARS”), the majority of which represent interests in collateralized debt obligations supported by pools of government-backed student loans with S&P AAA or Moody’s Aaa ratings at the time of purchase. During the first quarter of 2008, our portfolio of ARS investments experienced multiple failed auctions as the amount of securities submitted for sale exceeded the amount of purchase orders. An auction failure, which is not a default in the underlying debt instrument, occurs when there are more sellers than buyers at a scheduled interest rate auction date and parties desiring to sell their auction rate securities are unable to do so. During the fourth quarter of 2008, we accepted a settlement offer from our investment bank, UBS AG, associated with the failed auctions. Under the terms of the offer, we have the right to require the bank to repurchase at par value our ARS investments at any time between June 30, 2010 and June 30, 2012. As we plan to require UBS repurchase our ARS on June 30, 2010 and these investments are not expected to be sold prior to June 30, 2010, these investments have been classified as long-term trading investments. For our ARS settlement right, we have elected the fair value option under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”

We record our ARS investments and corresponding settlement right at fair value in accordance with SFAS No. 157, “Fair Value Measurements,” using level 3 inputs, as defined in Note 3 — Fair Value of Financial Instruments to the Unaudited Consolidated Financial Statements. We considered various inputs to estimate the fair value of our ARS investments at March 31, 2009, including the estimated time believed to allow the market for such investments to recover, projected estimates of future risk free rates, as well premiums designed to account for liquidity and credit risks associated with our ARS investment holdings.

We determined the fair value of our ARS settlement right based on the difference between the estimated fair value of the ARS and the par value of the ARS. This difference was then discounted based on the future date when the settlement right is expected to be exercised to account for the time value of money. The discount rate used took into consideration the risk free rate as well as UBS’s credit quality. The valuation of our ARS settlement right is contingent upon the financial viability of our investment bank and accordingly, we have assigned a credit risk component based on market data available at the time of valuation. However, if market conditions change and our investment bank is unable to fulfill its commitment, the realizable value of our ARS settlement right would be adversely affected. Additionally, the inputs used in our valuation are based on managements’ estimates at the time of valuation and require significant judgment. If any of these inputs vary or market conditions change significantly, actual results may differ and our overall financial condition and operating results may be materially and adversely affected.

Lines of Credit

Silicon Valley Bank

We have a secured revolving line of credit agreement with Silicon Valley Bank. The Agreement provides us with a two-year secured revolving credit facility of $30.0 million, which is subject to a borrowing base and secured by our accounts receivable. Borrowings under the Agreement bear interest at the prime rate, which was 3.25% as of March 31, 2009, or the LIBOR rate, which was 0.50% as of March 31, 2009, plus 1.25%, with either interest rate determined by our election. We are required to make interest payments monthly. We are further required to pay a commitment fee equal to 0.08% of the $30.0 million maximum borrowing limit on an annual basis, and to pay quarterly in arrears an unused facility fee in an amount equal to 0.375% per year of the unused amount of the facility. In addition, the credit facility provides sub-facilities for letters of credit and foreign exchange contracts to be issued on our behalf.

The credit facility requires us to make and maintain certain financial covenants, representations, warranties and other agreements that are customary in credit agreements of this type, which are disclosed in full in our annual report on Form 10-K for the year ended December 31, 2008. During the three months ended March 31, 2009, we amended our agreement with Silicon Valley bank. The amendment included a one-time exclusion for charges associated with the establishment of our deferred tax valuation allowance recognized during the three months ended March 31, 2009.

As of March 31, 2009, we had no outstanding balances on the line of credit or letters of credit issued on our behalf.

UBS

During August of 2008, UBS AG, the parent company of the securities firm with which we holds our ARS, announced an offer to its clients holding ARS. Under the terms of the offer, UBS AG would issue ARS settlement rights to us, which in addition to the terms discussed in Note 2 – Investments in the Notes to the Consolidated Financial Statements, would also entitle us to receive no net cost loans from UBS AG, or its affiliates, for up to 75% of the market value of ARS.

We accepted the offer and entered into a Credit Line Agreement (“the Credit Line”), including an Addendum to Credit Line Account Application and Agreement, with UBS Bank USA. The amount of interest we will pay under the Credit Line is intended to equal the amount of interest we would receive with respect to our auction rate securities and is currently set at T-Bill plus 1.20%, which will be subject market fluctuations. The borrowings under the Credit Line are payable upon demand; however, UBS Bank USA or its affiliates are required to provide to us alternative financing on substantially similar terms, unless the demand right was exercised as a result of certain specified events or the customer relationship between UBS Bank USA and us is terminated for cause by UBS Bank USA. As of March 31, 2009, we had an outstanding balance on the Credit Line in the amount of $39.8 million.

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

As of March 31, 2009, we had outstanding 2013 convertible senior notes with a face value and fair value of $50.0 million and $33.1 million, respectively. As of December 31, 2008, we had outstanding 2013 convertible senior notes with a face value and fair value of $50.0 million and $26.9 million, respectively.

Contractual Obligations

The following summarizes our contractual obligations at March 31, 2009 and the effect of such on its liquidity and cash flows in future periods (in thousands):

	2009	2010	2011	2012	2013	Thereafter
Future minimum lease payments	$3,995	$4,193	$2,570	$722	$727	$2,181
Purchase obligations(A)	26,468	—	—	—	—	—
Foreign-currency cash flow hedge contracts	9,884	—	—	—	—	—
2013 convertible senior notes	—	—	—	—	50,000	—
Interest on convertible senior notes	687	1,375	1,375	1,375	229	—

Total contractual obligations	$41,034	$5,568	$3,945	$2,097	$50,956	$2,181

*	Remaining nine months

(A)	Purchase obligations include agreements or purchase orders to purchase goods or services that are enforceable and legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

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

Liquidity Outlook

We believe that our current cash and cash equivalents of $79.1 million at March 31, 2009, the cash generated from operations and our line of credit facility will satisfy our short and long-term expected working capital needs, capital expenditures, stock repurchases, and other liquidity requirements associated with our existing business operations even if we are required to hold our ARS until maturity. Capital expenditures are expected to range from $1.0 million to $1.5 million per quarter.

FORWARD-LOOKING STATEMENTS

This report contains some forward-looking statements that set forth anticipated results and expectations based on management’s plans and assumptions. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. In some cases, forward-looking statements can be identified by terms such as “may,” “will,” “should,” “expect,” “plans,” “seeks,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “seek to continue,” “intends,” or other comparable terminology. In particular, these include statements relating to:

•	future actions, expectations and goals for revenues; gross margin;

•	research and development expenses; selling, general and administrative expenses and profits;

•	prospective products, future performance of current products;

•	the impact of our restructuring events on future operating results;

•	our projected liquidity; and

•	matters related to the embedded system industry, including changes in industry standards, changes in customer requirements and new product introductions.

In particular, forward-looking statements in this report include discussions of our goals, including those discussions set forth in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We cannot provide assurance that these goals will be achieved.

Although forward-looking statements help provide additional information about us, investors should keep in mind that forward-looking statements are only predictions, at a point in time, and are inherently less reliable than historical information. Actual results could differ materially from the anticipated results and expectations in these forward-looking statements as a result of a number of risk factors, including, among others, (a) our dependence on certain customers and high degree of customer concentration (b) the anticipated amount and timing of revenues from design wins due to our customers’ product development time, cancellations or delays, (c) the current economic uncertainty and turmoil within the global financial markets, (d) currency exchange rate fluctuations, changes in tariff and trade policies and other risks associated with foreign operations; and (e) the other factors listed in our reports filed with the SEC, including those listed under “Risk Factors” in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2008, as updated in this report. These risk factors may cause our actual results to differ materially from any forward-looking statement.

We do not guarantee future results, levels of activity, performance or achievements, and we do not assume responsibility for the accuracy and completeness of these statements. The forward-looking statements contained in this report are made and based on information as of the date of this report. We assume no obligation to update any of these statements based on information after the date of this report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates, foreign currency exchange rates, and equity trading prices, which could affect our financial position and results of operations.

Interest Rate Risk. We invest excess cash in debt instruments of the U.S. Government and its agencies, and those of high-quality corporate issuers. We attempt to protect and preserve our invested funds by limiting default, market, and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely affected due to a rise in interest rates while floating rate securities may produce less income than expected if interest rates decline. Due to the short duration of most of the investment portfolios, an immediate 10% change in interest rates would not have a material effect on the fair value of our investment portfolio. Additionally, the interest rate changes affect the fair market value but do not necessarily have a direct impact on our earnings or cash flows. Therefore, we would not expect our operating results or cash flows to be affected, to any significant degree, by the effect of a sudden change in market interest rates on the securities portfolio. The estimated fair value of our interest bearing investments at March 31, 2009 and December 31, 2008 was $68.1 million and $66.2 million, respectively. The effect of an immediate 10% change in interest rates would not have a material effect on our operating results or cash flows.

Foreign Currency Risk. We pay the expenses of our international operations in local currencies, namely, the Canadian Dollar, Euro, Chinese Yuan, Japanese Yen, Malaysian Ringgit, British Pound Sterling, and New Shekel. Our international operations are subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, foreign exchange rate volatility and other regulations and restrictions. Accordingly, future results could be materially and adversely affected by changes in these or other factors. We are also exposed to foreign exchange rate fluctuations as the balance sheets and income statements of our foreign subsidiaries are translated into U.S. Dollars during the consolidation process. Because exchange rates vary, these results, when translated, may vary from expectations and adversely affect overall expected profitability. Foreign currency exchange rate fluctuations resulted in a net gain of $24,000 and 125,000 for the three months ended March 31, 2009 and 2008, respectively.

Based on our policy, we have established a foreign currency exposure management program which uses derivative foreign exchange contracts to address nonfunctional currency exposures. In order to reduce the potentially adverse effects of foreign currency exchange rate fluctuations, we may enter into forward exchange contracts. These hedging transactions limit our exposure to changes in the U.S. Dollar/Canadian Dollar exchange rate, and as of March 31, 2009 the total notional or contractual value of the contracts we held was $9.9 million. These contracts will mature over the next 20 months.

Holding other variables constant, a 10% adverse fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Canadian Dollar would result in an increase of $882,000 to our current hedge liability and the total hedge liability as of March 31, 2009, would be $1.9 million. A 10% favorable fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Canadian Dollar would result in the reversal of $883,000 from our current hedge liability and the total hedge liability as of March 31, 2009, would be $179,000. We do not expect a 10% fluctuation to have any impact on our operating results as the underlying hedged transactions will move in an equal and opposite direction. As of March 31, 2009 our hedged positions are associated with our exposure to movements in the Canadian Dollar. If there is an unfavorable movement in the Canadian Dollar relative to our hedged positions this would be offset by reduced expenses, after conversion to the U.S. Dollar, associated with obligations paid for in the Canadian Dollar.

Convertible Notes. The fair value of the convertible senior notes is sensitive to interest rate changes as well as our common stock price. Interest rate changes would result in an increase or decrease in the fair value of the convertible notes due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our senior convertible notes in the open market, changes in the fair value of the senior convertible notes have no impact on our cash flows or Consolidated Financial Statements. The estimated fair value of the 2013 convertible senior notes was $33.1 million and $26.9 million at March 31, 2009 and December 31, 2008, respectively.

Item 4.	Controls and Procedures

Based on their evaluation as of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

In connection with the evaluation described above, we identified no change in our internal control over financial reporting, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There are many factors that affect our business and the results of our operations, many of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in this report and our Annual Report on Form 10-K for the year ended December 31, 2008, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We have incurred, and may in the future incur, restructuring and other charges, the amounts of which are difficult to predict accurately.

From time to time, we seek to optimize our operational capabilities and efficiencies and focus our efforts and expertise through business restructurings. In the future we may decide to further restructure our operations. Possible adverse consequences related to such actions may include various charges for such items as idle capacity, disposition costs, severance costs, loss of propriety information and in-house knowledge. We may be unsuccessful in any of our current or future efforts to restructure our business, which may have a material adverse effect upon our business, financial condition or results of operations.

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

2009 Annual Meeting of Shareholders

Our 2009 annual meeting of shareholders will be held at our headquarters, located at 5445 NE Dawson Creek Drive, Hillsboro, Oregon 97124, on Tuesday, August 18, 2009 at 8:30 a.m., Pacific time.

In accordance with Rules 14a-5(f) and 14a-8(e)(2) under the Securities Exchange Act of 1934, as amended, we will consider shareholder proposals for inclusion in the Company’s proxy statement for the 2009 annual meeting of shareholders to have been submitted in a timely fashion if such proposals are received by us at our principal offices between June 4, 2009 and June 29, 2009.

Item 6.	Exhibits

(a) Exhibits

Exhibit No	Description

10.1	Second Amendment and Limited Waiver to Loan and Security Agreement, dated February 13, 2009, between the Company and Silicon Valley Bank. Incorporated by reference from Exhibit 10.44 in the Company’s Annual report on Form 10-K for the annual period ended December 31, 2008, filed on March 6, 2009, SEC File No. 000-26844.

10.2	Third Amendment to Loan and Security Agreement, dated February 13, 2009, between the Company and Silicon Valley Bank. Incorporated by reference from Exhibit 10.45 in the Company’s Annual report on Form 10-K for the annual period ended December 31, 2008, filed on March 6, 2009, SEC File No. 000-26844.

10.3*	Executive Severance Agreement dated April 9, 2009 between the Company and Julia Harper.

10.4*	Amendment to Loan and Security Agreement, dated August 7, 2008, between the Company and Silicon Valley Bank, dated as of April 27, 2009.

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADISYS CORPORATION

Dated: May 8, 2009	By:	/s/ Scott C. Grout
Scott C. Grout
President and Chief Executive Officer

Dated: May 8, 2009	By:	/s/ Brian Bronson
Brian Bronson
Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Description

10.1	Second Amendment and Limited Waiver to Loan and Security Agreement, dated February 13, 2009, between the Company and Silicon Valley Bank. Incorporated by reference from Exhibit 10.44 in the Company’s Annual report on Form 10-K for the annual period ended December 31, 2008, filed on March 6, 2009, SEC File No. 000-26844.

10.2	Third Amendment to Loan and Security Agreement, dated February 13, 2009, between the Company and Silicon Valley Bank. Incorporated by reference from Exhibit 10.45 in the Company’s Annual report on Form 10-K for the annual period ended December 31, 2008, filed on March 6, 2009, SEC File No. 000-26844.

10.3*	Executive Severance Agreement dated April 9, 2009 between the Company and Julia Harper.

10.4*	Amendment to Loan and Security Agreement, dated August 7, 2008, between the Company and Silicon Valley Bank, dated as of April 27, 2009.

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith