Form 10-Q
period 2009-06-30
RADISYS CORP
filed 2009-08-07
CIK 873044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Number of shares of common stock outstanding as of August 6, 2009: 23,544,433

RADISYS CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RADISYS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$78,093	$97,610	$155,697	$183,658
Cost of sales:
Cost of sales	52,155	69,173	104,106	131,539
Amortization of purchased technology	1,619	3,923	3,238	8,038

Total cost of sales	53,774	73,096	107,344	139,577

Gross margin	24,319	24,514	48,353	44,081
Research and development	10,450	13,047	21,647	25,697
Selling, general and administrative	11,362	13,102	23,174	25,952
Intangible assets amortization	647	1,302	1,294	2,605
Restructuring	2,957	598	4,435	598

Loss from operations	(1,097)	(3,535)	(2,197)	(10,771)
Interest expense	(596)	(1,118)	(1,186)	(2,874)
Interest income	256	646	651	1,950
Other income (expense), net	89	(170)	212	(132)

Loss before income tax expense (benefit)	(1,348)	(4,177)	(2,520)	(11,827)
Income tax expense (benefit)	770	(1,119)	39,696	(1,610)

Net loss	$(2,118)	$(3,058)	$(42,216)	$(10,217)

Net loss per share:
Basic	$(0.09)	$(0.14)	$(1.81)	$(0.46)

Diluted	$(0.09)	$(0.14)	$(1.81)	$(0.46)

Weighted average shares outstanding:
Basic	23,401	22,423	23,261	22,335

Diluted	23,401	22,423	23,261	22,335

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$87,597	$73,980
Short-term investments	53,912	—
ARS settlement right	8,558	—
Accounts receivable, net	39,986	45,551
Other receivables	1,528	1,090
Inventories, net	26,540	29,450
Other current assets	5,324	4,268
Deferred tax assets, net	1,639	10,297

Total current assets	225,084	164,636
Property and equipment, net	9,912	11,556
Intangible assets, net	15,262	19,804
Long-term investments	—	51,213
ARS settlement right	—	11,071
Long-term deferred tax assets, net	14,508	45,864
Other assets	4,666	4,882

Total assets	$269,432	$309,026

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$27,113	$34,123
Accrued wages and bonuses	8,925	11,253
Deferred income	4,052	2,274
Line of credit	39,800	39,535
Other accrued liabilities	13,297	11,384

Total current liabilities	93,187	98,569

Long-term liabilities:
2013 convertible senior notes	50,000	50,000
Other long-term liabilities	3,128	2,989

Total long-term liabilities	53,128	52,989

Total liabilities	146,315	151,558

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock — $.01 par value, 5,664 shares authorized; none issued or outstanding	—	—
Common stock — no par value, 100,000 shares authorized; 23,535 and 23,033 shares issued and outstanding at June 30, 2009 and December 31, 2008	252,888	245,748
Accumulated deficit	(133,963)	(91,747)
Accumulated other comprehensive income:
Cumulative translation adjustments	4,393	4,326
Unrealized loss on hedge instruments	(201)	(859)

Total accumulated other comprehensive income	4,192	3,467

Total shareholders’ equity	123,117	157,468

Total liabilities and shareholders’ equity	$269,432	$309,026

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, unaudited)

			Accumulated Other			Total
	Common stock		Comprehensive Income	Accumulated Deficit	Total	Comprehensive Loss (1)
	Shares	Amount
Balances, December 31, 2008	23,033	$231,236	$3,467	$(77,235)	$157,468
Cumulative effect of adjustment resulting from the adoption of FSP APB 14-1, net of tax	—	14,512	—	(14,512)	—

Adjusted balances, December 31, 2008	23,033	245,748	3,467	(91,747)	157,468
Shares issued pursuant to benefit plans	442	2,741	—	—	2,741
Stock-based compensation associated with employee benefit plans	—	4,717	—	—	4,717
Vesting of restricted stock units	109	—	—	—	—
Restricted share cancellations and forfeitures for tax settlements	(49)	(318)	—	—	(318)
Net adjustment for fair value of hedge derivatives	—	—	658	—	658	658
Translation adjustments	—	—	67	—	67	67
Net loss for the period	—	—	—	(42,216)	(42,216)	(42,216)

Balances, June 30, 2009	23,535	$252,888	$4,192	$(133,963)	$123,117

Total comprehensive loss for the six months ended June 30, 2009						$(41,941)

(1)	For the three and six months ended June 30, 2009 and 2008, total comprehensive loss consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Net loss for the period	$(2,118)	$(3,058)	$(42,216)	$(10,217)
Net adjustment for fair value of hedge derivatives	699	30	658	8
Translation adjustments	301	(44)	67	280
Impairment of available-for-sale investments, net of tax	—	(615)	—	(2,805)

Total comprehensive loss	$(1,118)	$(3,687)	$(41,491)	$(12,734)

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	For the Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(42,216)	$(10,217)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,763	13,777
Inventory valuation allowance	2,005	1,477
Unrealized loss on ARS settlement right	2,513	—
Unrealized gain on ARS	(2,799)	—
Non-cash interest expense	224	1,898
Deferred income taxes	938	(1,552)
Deferred tax valuation allowance	42,003	—
Canadian deferred tax foreign exchange benefit	(3,204)	—
Gain on early extinguishment of debt	—	104
Stock-based compensation expense	4,717	5,048
Other	175	256
Changes in operating assets and liabilities:
Accounts receivable	5,565	14,634
Other receivables	(438)	(293)
Inventories	1,401	(11,909)
Other current assets	(1,056)	1,459
Accounts payable	(7,010)	(3,206)
Accrued wages and bonuses	(2,328)	2,179
Accrued restructuring	3,251	509
Deferred revenue	1,754	435
Other accrued liabilities	(700)	1,726

Net cash provided by operating activities	12,558	16,325

Cash flows from investing activities:
Proceeds from the sale of auction rate securities	100	10,025
Capital expenditures	(1,605)	(3,622)
Purchase of long-term assets	(42)	(331)

Net cash (used in) provided by investing activities	(1,547)	6,072

Cash flows from financing activities:
Financing costs	—	(2,539)
Proceeds from issuance of 2013 convertible senior notes	—	55,000
Purchase of capped call	—	(10,154)
Repurchase of 2023 convertible senior notes	—	(60,915)
Payments on capital lease obligation	(98)	(77)
Net resettlement of restricted shares	(318)	(353)
Borrowings on line of credit	265	—
Proceeds from issuance of common stock	2,741	2,537

Net cash provided by (used in) financing activities	2,590	(16,501)

Effect of exchange rate changes on cash	16	227

Net increase in cash and cash equivalents	13,617	6,123
Cash and cash equivalents, beginning of period	73,980	50,522

Cash and cash equivalents, end of period	$87,597	$56,645

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Significant Accounting Policies

RadiSys Corporation (the “Company” or “RadiSys”) has adhered to the accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2008 in preparing the accompanying interim consolidated financial statements. The preparation of these statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Additionally, the accompanying financial data as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires that issuers of such instruments separately account for the liability and equity components related to convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. FSP APB 14-1 became effective for the Company on January 1, 2009. Based on its analysis, the Company determined that the new guidance only affected its 1.375% convertible senior notes which were due November 15, 2023 (the “2023 convertible senior notes”), even though the notes were retired during the fourth quarter of 2008. Accordingly, the Company is required to retrospectively apply FSP APB 14-1 to all periods presented that include the 2023 convertible senior notes. As a result of this retrospective application, the Company adjusted its opening accumulated deficit balance and paid in capital balances as of December 31, 2008. For further details refer to Note 8.

In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, “Interim Disclosures about the Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which requires quarterly disclosure of information about the fair value of financial instruments within the scope of FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments.” This standard became effective for the Company on April 1, 2009 and the required enhanced disclosures have been provided for in Note 2.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). The provisions of SFAS 165 establish the principles and requirements for subsequent events. Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may have occurred for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The provisions of SFAS 165 became effective for the Company on April 1, 2009, and were applied prospectively beginning in the second quarter of 2009. The implementation of this standard did not have a material impact on the Company’s financial position, financial performance, or cash flows; however, it has changed the way in which the Company discloses information regarding subsequent events, which has been disclosed in Note 16 – Subsequent Events.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162” (“FAS 168”). Under FAS 168, the FASB Accounting Standards Codification ™ (the “Codification”) will become the exclusive source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards, with the exception of certain non-SEC accounting literature, which will become non-authoritative. FAS 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of FAS 168 will not have an impact on the Company’s consolidated financial statements; however, it will change the way in which the Company discloses information regarding financial assets, liabilities and results of operations.

Note 2 — Investments

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash Equivalents
Money market mutual funds	$15,395	$15,395	$14,987	$14,987

Short-term investments
Auction rate securities	$53,912	$53,912	$—	$—
ARS settlement right	8,558	8,558	—	—

Total short-term investments	$62,470	$62,470	$—	$—

Long-term investments
Auction rate securities	$—	$—	$51,213	$51,213
ARS settlement right	—	—	11,071	11,071

Total long-term investments	$—	$—	$62,284	$62,284

The Company currently holds investments in auction rate securities (“ARS”), the majority of which represent interests in collateralized debt obligations supported by pools of government-backed student loans with S&P AAA or Moody’s Aaa ratings at the time of purchase. During the first quarter of 2008, the Company’s portfolio of ARS experienced multiple failed auctions as the amount of securities submitted for sale exceeded the amount of purchase orders. An auction failure, which is not a default in the underlying debt instrument, occurs when there are more sellers than buyers at a scheduled interest rate auction date and parties desiring to sell their auction rate securities are unable to do so. During the fourth quarter of 2008, the Company accepted a settlement offer from its investment bank, UBS AG, associated with the failed auctions. Under the terms of the offer, the Company has the right to require the bank to repurchase at par value its ARS investments at any time between June 30, 2010 and June 30, 2012. As the Company plans to require UBS to repurchase its ARS on June 30, 2010, these investments have been classified as short-term trading investments. For its ARS settlement right, the Company has elected the fair option under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Management elected the fair value option for the ARS settlement right in order to quantify its agreement with UBS, as it guarantees settlement at par value, which essentially offsets any impairment on its ARS.

The Company records its ARS and corresponding settlement right at fair value, using the income approach, in accordance with SFAS No. 157, “Fair Value Measurements,” using level 3 inputs, as defined in Note 3. The Company considered various inputs to estimate the fair value of its ARS at June 30, 2009, including the estimated time believed to allow the market for such investments to recover, projected estimates of future risk-free rates, as well as premiums designed to account for liquidity and credit risks associated with its ARS holdings.

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

Short-term and long-term investments consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Short-term trading investments	$53,912	$—

Long-term trading investments	$—	$51,213

ARS settlement right	$8,558	$11,071

Note 3 — Fair Value of Financial Instruments

The Company measures at fair value certain financial assets and liabilities, including cash equivalents, short-term investments, its ARS settlement right, and deferred compensation. SFAS No. 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair-value hierarchy:

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

The following table summarizes the fair value measurements as of June 30, 2009, for the Company’s financial instruments, including its ARS (in thousands):

	Fair Value Measurements as of June 30, 2009
	June 30, 2009	Level 1	Level 2	Level 3
Cash equivalents	$15,395	$15,395	$—	$—
Short-term trading investments	$53,912	$—	$—	$53,912
ARS settlement right	$8,558	$—	$—	$8,558
Foreign currency forward contracts	$(226)	$—	$(226)	$—

Total	$77,639	$15,395	$(226)	$62,470

The following table outlines changes in the fair value of the Company’s short-term trading investments and ARS settlement right, where fair value is determined using Level 3 inputs:

	Fair Value
	Short-term Trading Investments	ARS Settlement Right
Balance as of December 31, 2008	$51,213	$11,071
Unrealized gain(A)	2,799	—
Unrealized loss(B)	—	(2,513)
Sales of auction rate securities	(100)	—

Balance as of June 30, 2009	$53,912	$8,558

(A)

Refer to Note 2 for discussion of the inputs used in determining the appropriate fair values for the Company’s ARS. Unrealized gains on the Company’s ARS, which totaled $1.1 million and $2.8 million for the three and six months ended June 30, 2009, respectively, are included in other income in the Company’s Consolidated Statement of Operations.

(B)

Refer to Note 2 for discussion of the inputs used in determining the appropriate fair values for the Company’s ARS settlement right. Valuation of the Company’s ARS settlement right is performed using a present value approach on the difference between the estimated fair value and the par value of the ARS investments. Therefore, there is an inverse relationship between changes in the value of the Company’s ARS investments and its settlement right. Unrealized losses on the Company’s ARS settlement right for the three and six months ended June 30, 2009, which totaled $944,000 and $2.5 million, respectively, are included in other income in the Company’s Consolidated Statement of Operations for the three and six months ended June 30, 2009.

Note 4 — Accounts Receivable and Other Receivables

Accounts receivable consists of trade accounts receivable. Accounts receivable balances consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Accounts receivable, gross	$40,951	$46,521
Less: allowance for doubtful accounts	(965)	(970)

Accounts receivable, net	$39,986	$45,551

The Company recorded no additional provisions for allowance for doubtful accounts during the three and six months ended June 30, 2009. The Company recorded additional provisions of $119,000 and $157,000, respectively, for allowance for doubtful accounts during the three and six months ended June 30, 2008.

As of June 30, 2009 and December 31, 2008, the balance in other receivables was $1.5 million and $1.1 million, respectively. Other receivables consisted primarily of non-trade receivables including receivables for inventory sold to the Company’s contract manufacturing partners. Sales to the Company’s contract manufacturing partners are based on terms and conditions similar to the terms offered to the Company’s regular customers. There is no revenue recorded in association with sales of non-trade receivables.

Note 5 — Inventories

Inventories consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Raw materials	$25,105	$30,183
Work-in-process	1,159	1,126
Finished goods	7,133	9,392

	33,397	40,701
Less: inventory valuation allowance	(6,857)	(11,251)

Inventories, net	$26,540	$29,450

During the three months ended June 30, 2009 and 2008, the Company recorded provisions for excess and obsolete inventory of $1.1 million and $0.7 million, respectively. During the six months ended June 30, 2009 and 2008, the Company recorded provisions for excess and obsolete inventory of $2.0 million and $1.5 million, respectively.

Note 6 — Accrued Restructuring and Other Charges

Accrued restructuring, which is included in other accrued liabilities in the accompanying Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008, consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Fourth quarter 2006 restructuring charge	$—	$6
Second quarter 2008 restructuring charge	—	87
First quarter 2009 restructuring charge	397	—
Second quarter 2009 restructuring charge	2,947	—

Total accrued restructuring charges	$3,344	$93

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

Fourth Quarter 2006 Restructuring

During the fourth quarter of 2006, the Company initiated a restructuring plan that included the elimination of 12 positions primarily supporting the Company’s contract manufacturing operations as a result of the termination of the relationship with one of the Company’s contract manufacturers in North America. The restructuring plan also included closing the Charlotte, North Carolina manufacturing support office. All restructuring activities were completed as of March 31, 2009.

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

The following table summarizes the changes to the first quarter 2009 restructuring costs (in thousands):

Employee Termination and Related Costs
Balance accrued as of March 31, 2009	$1,289
Additions	52
Expenditures	(863)
Change in estimates	(81)

Balance accrued as of June 30, 2009	$397

Second Quarter 2009 Restructuring

During the second quarter of 2009, the Company initiated a restructuring plan that included the elimination of 119 positions and the relocation of 11 employees as part of strategic initiatives within manufacturing operations and engineering. As part of the initiative, the Company plans to transition to a fully outsourced manufacturing model, which will transfer remaining manufacturing from the Company’s manufacturing plant in Hillsboro, Oregon to its manufacturing partners in Asia. The plan also includes consolidating the Company’s North American research and development positions and programs, and specifically transferring current projects from its design center in Boca Raton, Florida, to other existing research and development centers. This transition is expected to be substantially complete by the third quarter of 2010. Total costs for the second quarter 2009 restructuring were $3.0 million and consisted of accrued severance obligations, healthcare benefits, relocation incentives and related payroll taxes. The current balance also includes legal expenditures as well as contract termination fees. The Company currently expects to incur approximately $550,000 in additional restructuring charges over the next 9 months associated with the second quarter 2009 restructuring plan. These additional charges are primarily related to employee relocation costs.

The following table summarizes the changes to the second quarter 2009 restructuring costs (in thousands):

	Employee Termination and Related Costs	Other
Restructuring	$2,903	$84
Expenditures	(21)	(19)

Balance accrued as of June 30, 2009	$2,882	$65

Note 7 — Short-Term Borrowings

Silicon Valley Bank

The Company has a secured revolving line of credit agreement with Silicon Valley Bank, which provides the Company with a two-year secured revolving credit facility of $30.0 million, which is subject to a borrowing base and secured by its accounts receivable. Borrowings under the agreement bear interest at the prime rate, which was 3.25% as of June 30, 2009, or the LIBOR rate, which was 0.32% as of June 30, 2009, plus 1.25%, with either interest rate determined by the Company’s election. The Company is required to make interest payments monthly. The Company is further required to pay a commitment fee equal to 0.08% of the $30.0 million maximum borrowing limit on an annual basis, and to pay quarterly in arrears an unused facility fee in an amount equal to 0.375% per year of the unused amount of the facility. In addition, the credit facility provides sub-facilities for letters of credit and foreign exchange contracts to be issued on the Company’s behalf.

The credit facility requires the Company to make and maintain certain financial covenants, representations, warranties and other agreements that are customary in credit agreements of this type, which are disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2008. As of June 30, 2009, the Company had no outstanding balances on the line of credit or letters of credit issued on its behalf.

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

The Company accepted the offer and entered into a Credit Line Agreement (“the Credit Line”), including an Addendum to Credit Line Account Application and Agreement, with UBS Bank. The amount of interest the Company will pay under the Credit Line is intended to equal the amount of interest the Company would receive with respect to the Company’s ARS and is currently set at T-Bill plus 1.20%, which will be subject to market fluctuations. The borrowings under the Credit Line are payable upon demand; however, UBS Bank USA or its affiliates are required to provide to the Company alternative financing on substantially similar terms, unless the demand right was exercised as a result of certain specified events or the customer relationship between UBS Bank USA and the Company is terminated for cause by UBS Bank USA. As of June 30, 2009, the Company had an outstanding balance on the Credit Line in the amount of $39.8 million.

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

As of June 30, 2009 and December 31, 2008, the Company had outstanding 2013 convertible senior notes with a face value of $50.0 million. As of June 30, 2009 and December 31, 2008, the fair value of the Company’s 2013 convertible senior notes was $42.8 million and $26.9 million, respectively.

2023 Convertible Senior Notes

During the first quarter of 2009, the Company adopted FSP APB 14-1. FSP APB 14-1 is effective for the Company’s previously outstanding 1.375% convertible senior notes due 2023. Although, the Company’s 2023 convertible senior notes were retired as of December 31, 2008, the Company was still required to retrospectively apply FSP APB 14-1 in all periods presented that include the Company’s 2023 convertible senior notes. As a result of this retrospective application, the Company’s opening accumulated deficit and additional paid in capital balances were adjusted by $14.5 million.

FSP APB 14-1 required that issuers of convertible instruments that may be settled in cash upon conversion separately account for the liability and equity components related to convertible debt instruments in a manner which would reflect the issuer’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. As such, the Company calculated the liability component, at issuance, to be $73.6 million. The liability component was calculated as the present value of cash flows from the related principal and interest payments using an 8.0% discount rate. The discount rate used represented the Company’s estimated borrowing rate, at the date of issuance, for a similar debt instrument without the conversion feature. The equity component, recorded as additional paid-in capital, totaled $16.2 million, which represented the difference between the proceeds from the issuance of the notes and the fair value of the liability, net of deferred taxes and equity related issuance costs of $10.2 million, as of the date of the issuance.

FSP APB 14-1 also requires an accretion of the resultant debt discount over the expected life of the notes, which was November 15, 2003 to November 15, 2008. Accordingly, the Consolidated Statements of Operations for the three and six months ended June 30, 2008, were retrospectively modified, compared to previously reported amounts, as follows (in thousands, except per share amounts):

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2008	2008
Additional pre-tax non-cash interest expense	$440	$1,613
Adjustment to loss from early extinguishment of debt	24	141
Additional deferred tax benefit	(180)	(649)

Net adjustment to net loss	$284	$1,105

Net loss per share:
Basic	$(0.01)	$(0.05)

Diluted	$(0.01)	$(0.05)

For the three and six months ended June 30, 2008, the effective interest rate for the liability component of the notes was approximately 5.6% and 6.7%, respectively. During the three and six months ended June 30, 2008, the Company incurred contractually stated interest costs totaling $142,000 and $426,000. During the three and six months ended June 30, 2008, the Company incurred interest costs of $256,000 and $1.6 million, respectively, related to amortization of the discount on the liability component of the notes.

Note 9 — Commitments and Contingencies

Adverse Purchase Commitments

The Company is contractually obligated to reimburse its contract manufacturers for the cost of excess inventory used in the manufacture of the Company’s products, if there is no alternative use. This liability, referred to as adverse purchase commitments, is provided for in other accrued liabilities in the accompanying Consolidated Balance Sheets. Estimates for adverse purchase commitments are derived from reports received on a quarterly basis from the Company’s contract manufacturers. Increases to this liability are charged to cost of goods sold. When and if the Company takes possession of inventory reserved for in this liability, the liability is transferred from other accrued liabilities to the excess and obsolete inventory valuation allowance. Adverse purchase commitments amounted to $1.9 million and $2.0 million at June 30, 2009 and December 31, 2008, respectively. For the three months ended June 30, 2009 and 2008, the Company recorded a net provision for adverse purchase commitments of $168,000 and $457,000, respectively. For the six months ended June 30, 2009 and 2008, the Company recorded a net provision for adverse purchase commitments of $425,000 and $1.2 million, respectively.

Guarantees and Indemnification Obligations

As permitted under Oregon law, the Company has agreements whereby it indemnifies its officers, directors and certain finance employees for certain events or occurrences while an officer, director or employee is or was serving in such capacity at the request of the Company. The term of the indemnification period is for the officer’s, director’s or employee’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. To date, the Company has not incurred any costs associated with these indemnification agreements and, as a result, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2009.

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

The following is a summary of the change in the Company’s warranty accrual reserve (in thousands):

The following is a summary of the change in the Company’s warranty liability for the six months ended June 30, 2009 and 2008 (in thousands):

	For the Six Months Ended June 30,
	2009	2008
Warranty liability balance, beginning of the period	$3,072	$2,494
Product warranty accruals	2,107	2,891
Utilization of accrual	(2,232)	(2,175)

Warranty liability balance, end of the period	$2,947	$3,210

The warranty liability balance is included in other accrued liabilities in the accompanying Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008.

Note 10 — Basic and Diluted Net Loss per Share

A reconciliation of the numerator and the denominator used to calculate basic and diluted loss per share is as follows (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Numerator — Basic
Net loss, basic	$(2,118)	$(3,058)	$(42,216)	$(10,217)

Numerator — Diluted
Net loss, basic	$(2,118)	$(3,058)	$(42,216)	$(10,217)
Interest on convertible notes, net of tax benefit (A)	—	—	—	—

Net loss, diluted	$(2,118)	$(3,058)	$(42,216)	$(10,217)

Denominator — Basic
Weighted average shares used to calculate loss per share, basic	23,401	22,423	23,261	22,335

Denominator — Diluted
Weighted average shares used to calculate loss per share, basic	23,401	22,423	23,261	22,335
Effect of convertible notes (A)	—	—	—	—
Effect of dilutive stock options, ESPP, and unvested restricted stock (B)	—	—	—	—

Weighted average shares used to calculate loss per share, diluted	23,401	22,423	23,261	22,335

Net loss per share:
Basic	$(0.09)	$(0.14)	$(1.81)	$(0.46)

Diluted (A), (B)	$(0.09)	$(0.14)	$(1.81)	$(0.46)

(A)	For the three and six months ended June, 2008, as-if converted shares associated with the Company’s 2013 and 2023 convertible senior notes, were excluded from the calculation as their effect would have been anti-dilutive. For the three and six months ended June 30, 2009, the as-if converted shares associated with the Company’s 2013 convertible senior notes were excluded from the calculation as their effect would have been anti-dilutive. The following table summarizes the total number of shares excluded from the earnings per share calculation, by year, for the different forms of convertible debt (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
2023 convertible senior notes	—	1,754	—	1,725
2013 convertible senior notes	3,837	4,221	3,837	2,111

Total shares excluded from earnings per share calculation	3,837	5,975	3,837	3,836

(B)	For the three and six months ended June 30, 2009 and 2008, the following shares, by equity award type, were excluded from the calculation, as their effect would have been anti-dilutive (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Stock options	227	197	93	196
Restricted stock units	250	506	303	463

Total equity award shares excluded from earnings per share calculation	477	703	396	659

Note 11 — Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2009 differs from the statutory rate primarily due to a full valuation allowance provided against its U.S. net deferred tax assets, Canadian research and experimental development claims, federal research and experimental tax credits, the impact of stock option expense under SFAS 123R, the amortization of goodwill for tax purposes and taxes on foreign income that differ from the U.S. tax rate. The Company’s effective tax rate for the six months ended June 30, 2009 differs from the statutory rate primarily due to the aforementioned items as well as the revaluation of the Canadian net deferred tax asset, which was a discrete event during the three months ended March 31, 2009.

The Company utilizes the asset and liability method of accounting for income taxes as set forth in SFAS 109, “Accounting for Income Taxes.” The Company records deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon the Company’s review of all positive and negative evidence, including its projected three year U.S. cumulative pre-tax book loss and taxable loss, it concluded that a full valuation allowance should be recorded against its U.S. net deferred tax assets in the three months ended March 31, 2009. The Company’s projected three year U.S. cumulative pre-tax book loss was calculated using 2007 and 2008 actual results combined with 2009 projections. In certain other foreign jurisdictions, where the Company does not have cumulative losses or other negative evidence, the Company had net deferred tax assets of $16.1 million and $14.2 million at June 30, 2009 and December 31, 2008, respectively. In the future, if the Company determines that it is more likely than not that it will realize its U.S. net deferred tax assets, it will reverse the applicable portion of the valuation allowance and recognize an income tax benefit in the period in which such determination is made.

The Company’s unrecognized tax benefits increased by $16,000 during the three months ended June 30, 2009 primarily due to additional accrued interest. The Company’s balance for unrecognized tax benefits, including interest and penalties, was $2.6 million at June 30, 2009. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of examinations within the next twelve months. The Company anticipates recognizing $124,000 in unrecognized tax benefits, including accrued interest and penalties, due to the expiration of the statute of limitations within the next twelve months.

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

The Company is currently under an income tax audit examination in Canada. The tax periods under examination by the Canada Revenue Agency include fiscal years 2006 through 2008. The Company anticipates this audit will take several years to resolve and believes that it has provided for adequate reserves related to various matters under audit. However, should the Company experience an unfavorable outcome, it could have a material impact on its results of operations, financial position, or cash flows. Although the timing of the income tax audit resolutions and negotiations with the Canada Revenue Agency are uncertain, the Company does not anticipate a significant change to the total amount of unrecognized income tax benefits within the next 12 months.

Note 12 — Stock-based Compensation

During the three months ended June 30, 2009, 112,000 stock options and less than 1,000 restricted stock units were issued to the Company’s employees and directors under the 2007 Stock Plan. During the six months ended June 30, 2009, 794,000 stock options and 1,000 restricted stock units were issued to employees under the 2007 Stock Plan.

For the three and six months ended June 30, 2009 and 2008 stock-based compensation was recognized and allocated as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Cost of sales	$209	$270	$549	$514
Research and development	476	785	1,228	1,597
Selling, general and administrative	1,240	1,456	2,706	2,937
Restructuring	—	—	234	—

Total	$1,925	$2,511	$4,717	$5,048

Note 13 — Hedging

The Company’s activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates. The Company manages these risks through the use of forward exchange contracts, designated as foreign-currency cash flow hedges, in an attempt to reduce the potentially adverse effects of foreign currency exchange rate fluctuations that occur in the normal course of business. As such, the Company’s hedging activities are all employed solely for risk management purposes as defined in SFAS 133 - Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). All hedging transactions are conducted with, in the opinion of management, financially stable and reputable financial institutions. For the year ended December 31, 2008 and for the three and six months ended June 30, 2009, the only hedge instruments executed by the Company are associated with its exposure to fluctuations in the Canadian Dollar which result from obligations such as payroll and rent paid in Canadian Dollar.

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

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives are expected to remain highly effective in future periods. For the three and six months ended June 30, 2009 and for the year ended December 31, 2008, the Company had no hedge ineffectiveness.

During the three months ended June 30, 2009, the Company entered into twelve new foreign currency forward contracts, with total contractual values of $1.7 million at June 30, 2009. During the six months ended June 30, 2009, the Company entered into twenty-four new foreign currency forward contracts, with total contractual values of $6.7 million at June 30, 2009.

A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments designated as cash flow hedges at June 30, 2009 is as follows (in thousands):

	Contractual / Notional Amount	Consolidated Balance Sheet Classification	Estimated Fair Value
			Asset	(Liability)
Foreign currency forward exchange contracts	$9,754	Other accrued liabilities	$—	$(473)
		Other accrued liabilities	$247	$—

The effect of derivative instruments on the consolidated financial statements for the three months ended June 30, 2009 was as follows (in thousands):

	Effective Portion			Ineffective Portion
Type of Cash Flow Hedge	Pretax Hedge Gain (Loss) Recognized in Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Hedge Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Recognized	Hedge Gain (Loss) Recognized
Foreign currency forward exchange contracts	$450
		Cost of sales	$(28)	None	$—
		Research and development	$(175)	None	$—
		Selling, general and administrative	$(46)	None	$—

The effect of derivative instruments on the consolidated financial statements for the six months ended June 30, 2009 was as follows (in thousands):

	Effective Portion			Ineffective Portion
Type of Cash Flow Hedge	Pretax Hedge Gain (Loss) Recognized in Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Hedge Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Recognized	Hedge Gain (Loss) Recognized
Foreign currency forward exchange contracts	$80
		Cost of sales	$(55)	None	$—
		Research and development	$(413)	None	$—
		Selling, general and administrative	$(108)	None	$—

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

Revenues on a product and services basis are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Hardware	$74,071	$94,223	$147,268	$176,203
Software royalties and licenses	2,392	2,106	5,030	4,948
Software maintenance	799	803	1,632	1,579
Engineering and other services	831	478	1,767	928

Total revenues	$78,093	$97,610	$155,697	$183,658

Generally, the Company’s customers are not the end-users of its products. The Company ultimately derives its revenues from two end markets as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Communications Networking	$65,275	$79,603	$127,306	$146,155
Commercial Systems	12,818	18,007	28,391	37,503

Total revenues	$78,093	$97,610	$155,697	$183,658

Information about the Company’s geographic revenues and long-lived assets by geographical area is as follows (in thousands):

Geographic Revenues

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
United States	$23,835	$26,694	$46,193	$49,728
Other North America	85	1,993	1,450	4,203

North America	$23,920	$28,687	$47,643	$53,931
Europe, the Middle East and Africa (“EMEA”)	19,509	38,710	44,939	72,252
Asia Pacific	34,664	30,213	63,115	57,475

Total	$78,093	$97,610	$155,697	$183,658

Long-lived assets by Geographic Area

	June 30, 2009	December 31, 2008
Property and equipment, net
United States	$7,721	$9,343
Other North America	917	706
EMEA	93	66
Asia Pacific	1,181	1,441

Total property and equipment, net	$9,912	$11,556

Intangible assets, net
United States	6,271	8,454
Other North America	1,701	2,440
EMEA	7,290	8,910

Total intangible assets, net	$15,262	$19,804

For the three and six months ended June 30, 2009 and 2008, the following customer accounted for more than 10% of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Nokia Siemens Networks	53.1%	51.7%	51.7%	47.3%

As of June 30, 2009 and December 31, 2008, only one customer, Nokia Siemens Networks accounted for more than 10% of accounts receivable. This customer accounted for 48.1% and 31.0% of accounts receivable as of June 30, 2009 and December 31, 2008, respectively.

Note 15 — Legal Proceedings

In the normal course of business, the Company may become involved in litigation. As of June 30, 2009, RadiSys had no pending litigation.

Note 16 — Subsequent Events

The Company has considered subsequent events through August 7, 2009, the issuance date of the financial statements, in preparing the consolidated financial statements and notes thereto.

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

Our Markets

We provide application enabling solutions to the following two distinct markets:

•

Communications Networking — The communications networking market is comprised of two product categories, which are next-generation and traditional communication networking products. Included in our next-generation communications product group are Advanced Telecommunications Computing Architecture (“ATCA”) and Media Server products. Included in our traditional product group are traditional wireless products and all other communications networking revenues not included in the next-generation group. Applications in this market include 2, 2.5, 3, and 4G wireless infrastructure products, Femtocell applications, IP media server platforms, military applications, multimedia messaging, network access, packet-based switches, security and switching applications, unified messaging solutions, voice messaging and video distribution applications.

•

Commercial Systems — The commercial systems market consists primarily of embedded solutions for the medical imaging, test and measurement, military and industrial automation submarkets. Specific applications include:

•	Medical Imaging: X-Ray machines, MRI scanners, CT scan imaging equipment and ultrasound equipment;

•	Test and Measurement: network and logic analyzers, network and production test equipment; and

•	Military: ruggedized laptops, small unmanned vehicles, and other military applications.

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

Products Overview

Convedia® Media Servers (“CMS”). During the second quarter of 2009, we were awarded new Media Server business with a Tier 1 North American customer for an Interactive Voice Response (“IVR”) front end IP teleconferencing service application. This application will use our full featured software media server product.

During the second quarter of 2009, we were also awarded our first Media Server business with a targeted new Tier 1 customer in Asia. This award was for a WiMax application in the customer’s home market. We believe that this initial win will enable further Media Server business with this customer in its end markets.

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

Promentum® ATCA Products. During the second quarter of 2009, we were awarded new ATCA business in deep packet inspection, network security appliance, 3G wireless appliance, Packet Data Serving Node (“PDSN”) and Wireless Access Gateway (“WAG”) applications. These wins, which were particularly strong in Asia and North America, included full platform solutions with both Tier 1 and Tier 2 Telecommunications Equipment Manufacturers (“TEMs”).

Additionally, during the second quarter of 2009, we began ramping shipments of our packet processing ATCA 7220 blade to support a number of growing Tier 1 and Tier 2 customers. The ATCA 7220, which has been designed into seven different programs already, provides the highest density of Gigabit Ethernet interfaces in the industry and offers a complete solution for packet processing applications such as radio network controller (“RNC”), session border controller (“SBC”), edge routers, security and media gateways.

In the second quarter of 2009, our ATCA platforms began field deployment into a top North American wireless carrier for a new 3G Femtocell application.

Additionally, during the second quarter of 2009, our newly announced ATCA 4500 processing blade that uses the new Intel Xeon processor 5500 series started shipping in production volumes. We were also awarded new ATCA 4500 business for security appliance and PDSN applications from customers in Japan and China.

During the first quarter of 2009, we announced ongoing development with Cavium Networks to deliver OCTEON II based ATCA solutions to TEMs. We believe that the OCTEON II packet processing smart front end ATCA solution has cutting-edge performance, flexibility and throughput to reduce TEMs time-to-market, price and performance of their systems. We also announced the release of the first ATCA processing blade using the new Intel Xeon processor 5500 series that combines high performance with large memory capacity and expansion flexibility. The new product is targeted at 4G applications including LTE, WiMAX, and IMS. This new product resulted in several design wins in the first quarter in both Asia and North America.

Procelerant™ Commercial Products. During the second quarter of 2009, we won embedded rackmount server business with an existing Tier 1 medical customer. In addition, during the second quarter of 2009, we won new COM Express business in a wide variety of applications such as military, IP Gateway, Network Analyzer, Aircraft video, entertainment and law enforcement.

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

Financial Results

Total revenue was $78.1 million and $97.6 million for the three months ended June 30, 2009 and 2008, respectively. Total revenue was $155.7 million and $183.7 million for the six months ended June 30, 2009 and 2008, respectively. Backlog was approximately $39.1 million and $34.4 million at June 30, 2009 and December 31, 2008, respectively. Backlog includes all purchase orders scheduled for delivery within 12 months. The decrease in revenues for the three and six months ended June 30, 2009, compared to the same periods in 2008, was driven by decreased revenues from our traditional communications networking and commercial products. These declines were offset by increased revenues from our next-generation communications networks products.

Net loss was $2.1 million and $3.1 million for the three months ended June 30, 2009 and 2008, respectively. Net loss per share was $0.09 and $0.14 for the three months ended June 30, 2009 and 2008, respectively. Net loss was $42.2 million and $10.2 million for the six months ended June 30, 2009 and 2008, respectively. Net loss per share was $1.81 and $0.46 for the six months ended June 30, 2009 and 2008, respectively. Net loss for the three months ended June 30, 2009, decreased compared to the three months ended June 30, 2008, primarily due to improvements in gross margin which increased to 31.1% for the three months ended June 30, 2009 from 25.1% for the three months ended June 30, 2008. This was largely driven by favorable changes in product mix, which included a greater percentage of revenues from our next-generation communications networks products, as compared to the three months ended June 30, 2008. Further contributing to the increased gross margin percentage was less amortization of purchased technology, which resulted from the extension of the useful lives of various assets in the fourth quarter of 2008. In addition, research and development costs decreased by $2.5 million, to $10.5 million during the three months ended June 30, 2009 from $13.0 million during the three months ended June 30, 2008. This decrease was primarily due to restructuring activities and the corresponding decrease in payroll and payroll related costs in the Company’s research and development functions. These decreases were offset by income tax expense of $770,000 during the three months ended June 30, 2009, as opposed to the income tax benefit of $1.1 million recorded in the three months ended June 30, 2008. Net loss increased for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, primarily due to increased income tax expense, which totaled $39.7 million for the six months ended June 30, 2009, as compared to an income tax benefit of $1.6 million for the six months ended June 30, 2008. The increase in income tax expense was driven by the valuation allowance for our U.S. deferred tax assets during the three months ended March 31, 2009. This increase was offset by both decreased operating and other expenses for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008.

Cash and cash equivalents amounted to $87.6 million and $74.0 million at June 30, 2009 and December 31, 2008, respectively. The increase in cash and cash equivalents during the six months ended June 30, 2009, is primarily due to cash generated from our operating activities in the amount of $12.6 million. Additionally, financing activities generated cash flows of $2.6 million largely due to proceeds from the issuance of our common stock. Cash flows used in investing activities totaling $1.5 million, primarily related to capital expenditures, partially offset these increases.

Critical Accounting Policies and Estimates

We reaffirm our critical accounting policies and use of estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no significant changes during the three and six months ended June 30, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 except as follows.

2023 Convertible Senior Notes

During the first quarter of 2009, we adopted FSP APB 14-1. FSP APB 14-1 is effective for our previously outstanding 1.375% convertible senior notes due 2023 (the “2023 convertible senior notes”). Although, the 2023 convertible senior notes were retired as of December 31, 2008, we were still required to retrospectively apply FSP APB 14-1 in all periods presented that include the notes. FSP APB 14-1 required that issuers of convertible instruments which may be settled for cash upon conversion separately account for the liability and equity components related to convertible debt instruments in a manner which would reflect the issuer’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. Adoption of FSP APB 14-1 required significant judgment by management in determining the estimated borrowing rate at date of issuance, exclusive of the conversion feature. For further discussion of the adoption of FSP APB 14-1 refer to Note 8 – Convertible Debt, of the Notes to the Consolidated Financial Statements.

Results of Operations

The following table sets forth certain operating data as a percentage of revenues for the three and six months ended June 30, 2009 and 2008 (in thousands, except percentages).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales:
Cost of sales	66.8	70.9	66.9	71.6

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Amortization of purchased technology	2.1	4.0	2.0	4.4

Total cost of sales	68.9	74.9	68.9	76.0

Gross margin	31.1	25.1	31.1	24.0
Research and development	13.4	13.4	13.9	14.0
Selling, general, and administrative	14.5	13.4	14.9	14.1
Intangible assets amortization	0.8	1.3	0.8	1.4
Restructuring and other charges	3.8	0.6	2.9	0.4

Loss from operations	(1.4)	(3.6)	(1.4)	(5.9)
Interest expense	(0.8)	(1.1)	(0.8)	(1.6)
Interest income	0.3	0.7	0.4	1.1
Other (expense) income, net	0.2	(0.3)	0.2	(0.0)

Loss before income tax benefit	(1.7)	(4.3)	(1.6)	(6.4)
Income tax benefit	1.0	(1.2)	(25.5)	(0.8)

Net loss	(2.7)%	(3.1)%	(27.1)%	(5.6)%

Comparison of Three and Six Months Ended June 30, 2009 and 2008

Revenues

Revenues decreased by $19.5 million or 20.0%, to $78.1 million in the three months ended June 30, 2009 from $97.6 million in the three months ended June 30, 2008. Revenues decreased by $28.0 million or 15.2%, to $155.7 million in the six months ended June 30, 2009 from $183.7 million in the six months ended June 30, 2008. The decrease in revenues for the three and six months ended June 30, 2009, compared to the same periods in 2008, is primarily due to decreased sales of our traditional communications networking products along with decreased revenues from our commercial products. These declines were largely the result of general economic weakness for our products along with decreased customer deployments, as compared to the same periods in 2008, which were driven by the maturity of products in the traditional communications networks product group. These decreases were partially offset by increased revenues from our next-generation communications networking products during the three and six months ended June 30, 2009, as compared to the same periods in 2008. The increase in next-generation communications networks revenues was due to design wins ramping into production as well as a customer-driven acceleration of a network build, which was originally planned for the second half of 2009.

The following table sets forth our revenues by market (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Next-generation Communications Networking Products	$26,762	$22,604	$4,158	$51,921	$46,485	$5,436
Traditional Communications Networking Products	38,513	56,999	(18,486)	75,385	99,670	(24,285)

Total Communications Networking Products	$65,275	$79,603	$(14,328)	$127,306	$146,155	$(18,849)

Medical Products	5,247	5,482	(235)	11,633	13,491	(1,858)
Other Commercial Products	7,571	12,525	(4,954)	16,758	24,012	(7,254)

Total Commercial Products	$12,818	$18,007	$(5,189)	$28,391	$37,503	$(9,112)

Total revenues	$78,093	$97,610	$(19,517)	$155,697	$183,658	$(27,691)

Communications Networking Product Group

Revenues in the communications networking product group decreased during the three and six months ended June 30, 2009 compared to the same periods in 2008 primarily due to decreased traditional communications networking product revenues. The second quarter of 2008 was a very strong quarter for traditional communications networking revenues due in part to the timing of end customer deployments. The strong prior year results combined with general economic weakness in the second quarter of 2009 have led to the decline in traditional communications networking revenues year over year. These decreases were also driven by the maturity of our traditional communications networking products. These decreases were partially offset by increased revenues from our next-generation communications networks products during the three and six months ended June 30, 2009, as compared to the same periods in 2008. The increase in next-generation communications networking revenues was due to design wins ramping into production as well as a customer-driven acceleration of a network build, which was originally planned for the second half of 2009.

Commercial Products Group

Revenues in our commercial products group decreased for the three and six months ended June 30, 2009, compared to the same periods in 2008. These decreases were driven by a decline in demand caused by general global economic weakness in all of our submarkets including medical and test and measurement equipment.

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

Revenue by Geography

The following table outlines the percentage of revenues, by geographic region, for the three and six months ended June 30, 2009 and 2008:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
North America	30.6%	29.4%	30.6%	29.4%
EMEA	25.0	39.6	28.9	39.3
Asia Pacific	44.4	31.0	40.5	31.3

Total	100.0%	100.0%	100.0%	100.0%

From a geographic perspective, for the three and six months ended June 30, 2009 compared to the same periods in 2008 the percentage of non-US revenues by delivery destination decreased partially as a percentage of total revenues, while the percentage of revenues by region continued to shift from the EMEA region to the Asia Pacific region. Revenues from the EMEA region decreased by $19.2 million and $27.3 million during the three and six months ended June 30, 2009, respectively. Revenues from the Asia Pacific region increased by $4.5 million and $5.6 million, respectively, for the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008. The shift in revenues from the EMEA region to the Asia Pacific region was driven by increased demand for our next-generation communications networks products in the Asia Pacific region along with changes to our existing customers’ integration processes which have been shifting to this region. Revenues from North America decreased by $4.8 million and $6.3 million during the three and six months ended June 30, 2009, respectively. However, for the three and six months ended June 30, 2009 the percentage of revenues from North America remained relatively flat. The decrease in overall revenues from North America is attributable to general economic weakness. We currently expect continued fluctuations in the percentage of revenue from each geographic region.

Gross Margin

Gross margin as a percentage of revenues increased by 6.0 percentage points, to 31.1% for the three months ended June 30, 2009 from 25.1% for the three months ended June 30, 2008. Gross margin as a percentage of revenues increased by 7.1 percentage points, to 31.1% for the six months ended June 30, 2009 from 24.0% for the six months ended June 30, 2008. The increase in gross margin as a percentage of revenues for the three and six months ended June 30, 2009, compared to the same periods in 2008, is primarily due to favorable changes in our product mix, which resulted from a larger percentage of overall revenues coming from our next-generation communications networks products. Our gross margin percentage was also favorably impacted by a reduction in charges related to the amortization of purchased technology resulting from assets which have been fully amortized, along with the extension of the useful lives of various intangible assets in the fourth quarter of 2008.

Research and Development

Research and development (“R&D”) expenses consist primarily of salary, bonuses and benefits for product development staff, and cost of design and development supplies and equipment, net of reimbursements for nonrecurring engineering services. R&D expenses decreased $2.5 million, or 19.9%, to $10.5 million for the three months ended June 30, 2009, from $13.0 million for the three months ended June 30, 2008. R&D expenses decreased $4.1 million, or 15.8%, to $21.6 million for the six months ended June 30, 2009 from $25.7 million for the six months ended June 30, 2008. This decrease, compared to the same periods in 2008, is primarily due to decreased headcount and related payroll costs, resulting from restructuring activities undertaken during 2008 and 2009. The decrease was further driven by lower project costs.

Selling, General, and Administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of salary, commissions, bonuses and benefits for sales, marketing, executive and administrative personnel, as well as professional services and costs of other general corporate activities. SG&A expenses decreased by $1.7 million or 13.3%, to $11.4 million for the three months ended June 30, 2009 from $13.1 million for the three months ended June 30, 2008. SG&A expenses decreased by $2.8 million or 10.7%, to $23.2 million for the six months ended June 30, 2009 from $26.0 million for the six months ended June 30, 2008. This decrease was largely driven by lower marketing and sales costs. Further contributing to these decreases were decreased incentive compensation and bonus costs.

Stock-based Compensation Expense

Stock-based compensation expense consists of amortization of stock-based compensation associated with stock options, restricted shares and shares issued to employees as a result of the employee stock purchase plan (“ESPP”). Stock-based compensation expense decreased by $586,000 or 23.3%, to $1.9 million for the three months ended June 30, 2009 from $2.5 million for the three months ended June 30, 2008. Stock-based compensation expense decreased by $331,000 or 6.6%, to $4.7 million for the six months ended June 30, 2009 from $5.0 million for the six months ended June 30, 2008.

We recognized stock-based compensation expense as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Cost of sales	$209	$270	$549	$514
Research and development	476	785	1,228	1,597
Selling, general and administrative	1,240	1,456	2,706	2,937
Restructuring	—	—	234	—

Total	$1,925	$2,511	$4,717	$5,048

Intangible Assets Amortization

Intangible assets consist of purchased technology, patents and other identifiable intangible assets. Intangible assets amortization expense included within operating expenses was $647,000 and $1.3 million for the three months ended June 30, 2009 and 2008, respectively. Intangible assets amortization expense included within operating expenses was $1.3 million and $2.6 million for the six months ended June 30, 2009 and 2008, respectively. Intangible assets amortization decreased due to the extension of the useful lives of various intangible assets in the fourth quarter of 2008. We perform reviews for impairment of the purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Second Quarter 2008 Restructuring. During the second quarter of 2008, we initiated a restructuring plan that included the elimination of 23 positions and as a result, we incurred employee-related expenses of $598,000, during the three and six months ended June 30, 2008. The restructuring was primarily initiated with the intent to return our engineering spend to levels which align with targeted profitability as well as refocus our skill sets in order to promote new product growth and provide enhanced service and support to existing customers. All restructuring activities were completed as of March 31, 2009.

First Quarter 2009 Restructuring. During the first quarter of 2009, we initiated a restructuring plan that included the elimination of 29 positions. The restructuring was initiated to align our costs with our annual operating plan. During the three months ended March 31, 2009, we incurred $1.5 million in restructuring charges, which were comprised almost entirely of employee payroll related severance costs. Included in these costs were charges related to the modification of equity awards to certain employees included in this restructuring activity.

Second Quarter 2009 Restructuring. During the second quarter of 2009, we initiated a restructuring plan that includes the elimination of 119 positions and the relocation of 11 employees as part of two strategic initiatives within manufacturing operations and engineering. As part of the initiative, we plan to transition to a fully outsourced manufacturing model, which will transfer remaining manufacturing from our manufacturing plant in Hillsboro, Oregon to our manufacturing partners in Asia. The plan also includes consolidating our North American research and development positions and programs, and specifically transferring current projects from our design center in Boca Raton, Florida, to other existing R&D centers. This transition is expected to be substantially complete by the third quarter of 2010. Total costs for the second quarter 2009 restructuring were $2.9 million and consisted of accrued severance obligations, healthcare benefits, relocation incentives and related payroll taxes. The balance also includes legal expenditures as well as contract termination fees. We currently expect to incur approximately $550,000 in additional restructuring charges over the next 9 months associated with the second quarter 2009 restructuring plan. These additional charges are primarily related to employee relocation costs.

Interest Expense

Interest expense includes interest incurred on the convertible senior notes. Interest expense decreased $522,000 or 46.7%, to $596,000 for the three months ended June 30, 2009 from $1.1 million for the three months ended June 30, 2008. Interest expense decreased $1.7 million or 58.7%, to $1.2 million for the six months ended June 30, 2009 from $2.9 million for the six months ended June 30, 2008. The decrease in interest expense for the three and six months ended June 30, 2009 compared to the same periods in 2008, was driven by the adoption of FSP APB 14-1 during the first quarter of 2009, which resulted in the retrospective recognition of interest expense in the amount of $440,000 and $1.6 million for the three and six months ended June 30, 2008, respectively.

Interest Income

Interest income decreased $390,000, or 60.4%, to $256,000 for the three months ended June 30, 2009 from $646,000 for the three months ended June 30, 2008. Interest income decreased $1.3 million, or 66.6%, to $651,000 for the six months ended June 30, 2009 from $2.0 million for the six months ended June 30, 2008. Interest income decreased as a result of a decline in the average yield on investment holdings. The decline in our average investment yield was driven primarily by lower reset interest rates associated with our ARS.

Income Tax Provision

We recorded a tax provision of $770,000 and a tax benefit of $1.1 million for the three months ended June 30, 2009 and 2008, respectively. We recorded a tax provision of $39.7 million and a tax benefit of $1.6 million for the six months ended June 30, 2009 and 2008, respectively. We expect the effective tax rate for the year ended December 31, 2009 to increase from the effective tax rate for the year ended December 31, 2008. The anticipated increase in the effective tax rate is primarily due to discrete items related to the full valuation allowance against our U.S. net deferred tax assets and the revaluation of our Canadian net deferred tax assets. The establishment of a valuation allowance resulted in a $42.0 million tax expense while the revaluation of net Canadian tax assets resulted in a tax benefit of $3.2 million in the three months ended March 31, 2009. See Note 11 — Income Taxes of the Notes to the Unaudited Consolidated Financial Statements for more details regarding these discrete items.

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

Liquidity and Capital Resources

The following table summarizes selected financial information as of the dates indicated and for the six months ended June 30, 2009 and 2008 and for the year ended December 31, 2008:

	June 30, 2009	December 31, 2008	June 30, 2008
	(Dollar amounts in thousands)
Cash and cash equivalents	$87,597	$73,980	$56,645
Short-term investments	$53,912	$—	$—
Long-term investments	$—	$51,213	$58,311

Cash and cash equivalents and investments	$141,509	$125,193	$114,956

	June 30, 2009	December 31, 2008	June 30, 2008
	(Dollar amounts in thousands)
Working capital	$131,897	$66,067	$49,381
Accounts receivable, net	$39,986	$45,551	$55,797
Inventories, net	$26,540	$29,450	$33,533
Accounts payable	$27,113	$34,123	$46,487
2023 convertible senior notes, net	$—	$—	$36,611
2013 convertible senior notes	$50,000	$50,000	$55,000
Days sales outstanding (A)	47	45	52
Days to pay (B)	47	48	61
Inventory turns (C)	7.9	10.0	8.3
Inventory turns — days (D)	46	44	44
Cash cycle time — days (E)	46	41	35

(A)	Based on ending net trade receivables divided by daily revenue (quarterly revenue, annualized and divided by 365 days).
(B)	Based on ending accounts payable divided by daily cost of sales excluding amortization of purchased technology (quarterly cost of sales, annualized and divided by 365 days).
(C)	Based on quarterly cost of sales excluding amortization of purchased technology, annualized divided by ending inventory.
(D)	Based on ending inventory divided by daily cost of sales excluding amortization of purchased technology (quarterly cost of sales, annualized and divided by 365 days).
(E)	Days sales outstanding plus inventory turns — days, less days to pay.

Cash and cash equivalents increased by $13.6 million to $87.6 million at June 30, 2009 from $74.0 million at December 31, 2008. Activities impacting cash and cash equivalents are as follows:

Cash Flows

	For the Six Months Ended June 30,
	2009	2008
	(In thousands)
Cash provided by operating activities	$12,558	$16,325
Cash (used in) provided by investing activities	(1,547)	6,072
Cash provided by (used in) financing activities	2,590	(16,501)
Effects of exchange rate changes	16	227

Net increase in cash and cash equivalents	$13,617	$6,123

During the six months ended June 30, 2009 and 2008, we used $1.6 million and $3.6 million, respectively, for capital expenditures. During the six months ended June 30, 2009, capital expenditures consisted primarily of upgrades to our internal infrastructure. During the six months ended June 30, 2008, capital expenditures were primarily associated with integrating the MCPD business as well as various hardware purchases made to upgrade our internal infrastructure.

During the six months ended June 30, 2009 and 2008, we received $2.7 million and $2.5 million, respectively, in proceeds from the issuance of common stock through our stock compensation plans.

Changes in foreign currency rates impacted beginning cash balances during the six months ended June 30, 2009 by $16,000. Due to our international operations where transactions are recorded in functional currencies other than the U.S. Dollar, the effects of changes in foreign currency exchange rates on existing cash balances during any given period result in amounts on the consolidated statements of cash flows that may not reflect the changes in the corresponding accounts on the Consolidated Balance Sheets.

As of June 30, 2009 and December 31, 2008 working capital was $131.9 million and $66.1 million, respectively. Working capital increased by $65.8 million due primarily to the reclassification of our long-term investments and our ARS settlement right to short-term during the three months ended June 30, 2009.

Investments

Investments consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Short-term trading investments	$53,912	$—
Long-term trading investments	—	$51,213
UBS settlement right	$8,558	$11,071

	$62,470	$62,284

We currently hold investments in auction rate securities (“ARS”), the majority of which represent interests in collateralized debt obligations supported by pools of government-backed student loans with S&P AAA or Moody’s Aaa ratings at the time of purchase. During the first quarter of 2008, our portfolio of ARS investments experienced multiple failed auctions as the amount of securities submitted for sale exceeded the amount of purchase orders. An auction failure, which is not a default in the underlying debt instrument, occurs when there are more sellers than buyers at a scheduled interest rate auction date and parties desiring to sell their auction rate securities are unable to do so. During the fourth quarter of 2008, we accepted a settlement offer from our investment bank, UBS AG, associated with the failed auctions. Under the terms of the offer, we have the right to require the bank to repurchase at par value our ARS investments at any time between June 30, 2010 and June 30, 2012. As we plan to require UBS repurchase our ARS on June 30, 2010, these investments have been classified as short-term trading investments. For our ARS settlement right, we have elected the fair value option under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”

We record our ARS investments and corresponding settlement right at fair value in accordance with SFAS No. 157, “Fair Value Measurements,” using level 3 inputs, as defined in Note 3 — Fair Value of Financial Instruments to the Unaudited Consolidated Financial Statements. We considered various inputs to estimate the fair value of our ARS investments at June 30, 2009, including the estimated time believed to allow the market for such investments to recover, projected estimates of future risk free rates, as well premiums designed to account for liquidity and credit risks associated with our ARS holdings.

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

Lines of Credit

Silicon Valley Bank

We have a secured revolving line of credit agreement with Silicon Valley Bank. The Agreement provides us with a two-year secured revolving credit facility of $30.0 million, which is subject to a borrowing base and secured by our accounts receivable. Borrowings under the Agreement bear interest at the prime rate, which was 3.25% as of June 30, 2009, or the LIBOR rate, which was 0.32% as of June 30, 2009, plus 1.25%, with either interest rate determined by our election. We are required to make interest payments monthly. We are further required to pay a commitment fee equal to 0.08% of the $30.0 million maximum borrowing limit on an annual basis, and to pay quarterly in arrears an unused facility fee in an amount equal to 0.375% per year of the unused amount of the facility. In addition, the credit facility provides sub-facilities for letters of credit and foreign exchange contracts to be issued on our behalf.

The credit facility requires us to make and maintain certain financial covenants, representations, warranties and other agreements that are customary in credit agreements of this type, which are disclosed in full in our annual report on Form 10-K for the year ended December 31, 2008. As of June 30, 2009, we had no outstanding balances on the line of credit or letters of credit issued on our behalf.

UBS

During August of 2008, UBS AG, the parent company of the securities firm with which we hold our ARS, announced an offer to its clients holding ARS. Under the terms of the offer, UBS AG would issue ARS settlement rights to us, which in addition to the terms discussed in Note 2 — Investments in the Notes to the Consolidated Financial Statements, would also entitle us to receive no net cost loans from UBS AG, or its affiliates, for up to 75% of the market value of our ARS.

        We accepted the offer and entered into a Credit Line Agreement (“the Credit Line”), including an Addendum to Credit Line Account Application and Agreement, with UBS Bank USA. The amount of interest we will pay under the Credit Line is intended to equal the amount of interest we would receive with respect to our auction rate securities and is currently set at T-Bill plus 1.20%, which will be subject market fluctuations. The borrowings under the Credit Line are payable upon demand; however, UBS Bank USA or its affiliates are required to provide to us alternative financing on substantially similar terms, unless the demand right was exercised as a result of certain specified events or the customer relationship between UBS Bank USA and us is terminated for cause by UBS Bank USA. As of June 30, 2009, we had an outstanding balance on the Credit Line in the amount of $39.8 million.

2013 Convertible Senior Notes

On February 6, 2008, we offered and sold in a public offering pursuant to the shelf registration statement $55.0 million aggregate principal amount of our 2013 convertible senior notes. Interest is payable semi-annually, in arrears, on each August 15 and February 15, beginning on August 15, 2008, to the holders of record at the close of business on the preceding August 1 and February 1, respectively. The 2013 convertible senior notes mature on February 15, 2013. Holders of the 2013 convertible senior notes may convert their notes into a number of shares of our common stock determined as set forth in the indenture governing the notes at their option on any day to and including the business day prior to the maturity date. The 2013 convertible senior notes are initially convertible into 76.7448 shares of our common stock per $1,000 principal amount of the notes (which is equivalent to a conversion price of approximately $ 13.03 per share), subject to adjustment upon the occurrence of certain events. Upon the occurrence of a fundamental change, holders of the 2013 convertible senior notes may require us to repurchase some or all of our notes for cash at a price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any. In addition, if certain fundamental changes occur, we may be required in certain circumstances to increase the conversion rate for any 2013 convertible senior notes converted in connection with such fundamental changes by a specified number of shares of our common stock. The 2013 convertible senior notes are our general unsecured obligations and rank equal in right of payment to all of our existing and future senior indebtedness and senior in right of payment to our future subordinated debt. Our obligations under the 2013 convertible senior notes are not guaranteed by, and are effectively subordinated in right of payment to all existing and future obligations of, our subsidiaries and are effectively subordinated in right of payment to our future secured indebtedness to the extent of the assets securing such debt.

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

As of June 30, 2009, we had outstanding 2013 convertible senior notes with face and fair values of $50.0 million and $42.8 million, respectively. As of December 31, 2008, we had outstanding 2013 convertible senior notes with face and fair values of $50.0 million and $26.9 million, respectively.

Contractual Obligations

The following summarizes our contractual obligations at June 30, 2009 and the effect of such on our liquidity and cash flows in future periods (in thousands).

	2009*	2010	2011	2012	2013	Thereafter
Future minimum lease payments	$2,439	$4,282	$2,586	$722	$727	$1,514
Purchase obligations(A)	30,050	—	—	—	—	—
Foreign-currency cash flow hedge contracts	9,754	—	—	—	—	—
2013 convertible senior notes	—	—	—	—	50,000	—
Interest on convertible senior notes	688	1,375	1,375	1,375	688	—

Total contractual obligations	$42,931	$5,657	$3,961	$2,097	$51,415	$1,514

*	Remaining six months.
(A)	Purchase obligations include agreements or purchase orders to purchase goods or services that are enforceable and legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. These purchase obligations are entered into in the ordinary course of business and are expected to be funded by cash flows from continuing operations.

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

Liquidity Outlook

We believe that our cash and cash equivalents of $87.6 million at June 30, 2009, the cash generated from operations and our line of credit facility will satisfy our short and long-term expected working capital needs, capital expenditures, stock repurchases, and other liquidity requirements associated with our existing business operations even if we are required to hold our ARS until maturity. Capital expenditures are expected to range from $1.0 million to $1.5 million per quarter.

FORWARD-LOOKING STATEMENTS

This report contains some forward-looking statements that set forth anticipated results and expectations based on management’s plans and assumptions. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. In some cases, forward-looking statements can be identified by terms such as “may,” “will,” “should,” “expect,” “plans,” “seeks,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “seek to continue,” “intends,” or other comparable terminology. In particular, these include statements relating to:

•	future actions, expectations and goals for revenues, gross margin, R&D expenses, SG&A expenses and profits;

•	prospective products, future performance of current products;

•	the impact of our restructuring events on future operating results;

•	currency exchange rate fluctuations, changes in tariff and trade policies and other risks associated with foreign operations;

•	our projected liquidity; and

•	matters related to the embedded system industry, including changes in industry standards, changes in customer requirements and new product introductions.

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

        Interest Rate Risk. We invest excess cash in debt instruments of the U.S. Government and its agencies, and those of high-quality corporate issuers. We attempt to protect and preserve our invested funds by limiting default, market, and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely affected due to a rise in interest rates while floating rate securities may produce less income than expected if interest rates decline. Due to the short duration of most of the investment portfolios, an immediate 10% change in interest rates would not have a material effect on the fair value of our investment portfolio. Additionally, interest rate changes affect the fair market value but do not necessarily have a direct impact on our earnings or cash flows. Therefore, we would not expect our operating results or cash flows to be affected, to any significant degree, by the effect of a sudden change in market interest rates on the securities portfolio. The estimated fair value of our interest bearing investments at June 30, 2009 and December 31, 2008 was $69.3 million and $66.2 million, respectively. The effect of an immediate 10% change in interest rates would not have a material effect on our operating results or cash flows.

Foreign Currency Risk. We pay the expenses of our international operations in local currencies, namely, the Canadian Dollar, Euro, Chinese Yuan, Japanese Yen, Malaysian Ringgit, British Pound Sterling, and New Shekel. Our international operations are subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, foreign exchange rate volatility and other regulations and restrictions. Accordingly, future results could be materially and adversely affected by changes in these or other factors. We are also exposed to foreign exchange rate fluctuations as the balance sheets and income statements of our foreign subsidiaries are translated into U.S. Dollars during the consolidation process. Because exchange rates vary, these results, when translated, may vary from expectations and adversely affect overall expected profitability. Foreign currency exchange rate fluctuations resulted in a net loss of $23,000 and $118,000 for the three months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, foreign currency exchange rate fluctuations resulted in a net gain of $1,000 and $7,000, respectively.

Based on our policy, we have established a foreign currency exposure management program which uses derivative foreign exchange contracts to address nonfunctional currency exposures. In order to reduce the potentially adverse effects of foreign currency exchange rate fluctuations, we have entered into forward exchange contracts. These hedging transactions limit our exposure to changes in the U.S. Dollar/Canadian Dollar exchange rate, and as of June, 2009 the total notional or contractual value of the contracts we held was $9.8 million. These contracts will mature over the next 20 months.

Holding other variables constant, a 10% adverse fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Canadian Dollar would result in an increase of $952,000 to our current hedge liability and the total hedge liability as of June 30, 2009, would be $1.2 million. A 10% favorable fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Canadian Dollar would result in the reversal of $953,000 from our current hedge liability and result in a total hedge asset as of June 30, 2009, of $728,000. We do not expect a 10% fluctuation to have any impact on our operating results as the underlying hedged transactions will move in an equal and opposite direction. As of June 30, 2009 our hedged positions are associated with our exposure to movements in the Canadian Dollar. If there is an unfavorable movement in the Canadian Dollar relative to our hedged positions this would be offset by reduced expenses, after conversion to the U.S. Dollar, associated with obligations paid for in the Canadian Dollar.

Convertible Notes. The fair value of our convertible senior notes is sensitive to interest rate changes as well as our common stock price. Interest rate changes would result in an increase or decrease in the fair value of our convertible notes due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our convertible senior notes in the open market, changes in the fair value of the convertible senior notes have no impact on our cash flows or Consolidated Financial Statements. The estimated fair value of the 2013 convertible senior notes was $42.8 million and $26.9 million at June 30, 2009 and December 31, 2008, respectively.

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

From time to time, we have sought to optimize our operational capabilities and efficiencies and focus our efforts and expertise through business restructurings. In the future we may decide to engage in discrete restructurings of our operations if business or economic conditions warrant. Possible adverse consequences related to such actions may include various charges for such items as idle capacity, disposition costs, severance costs, loss of propriety information and in-house knowledge. We may be unsuccessful in any of our current or future efforts to restructure our business, which may have a material adverse effect upon our business, financial condition or results of operations.

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

Item 6.	Exhibits

(a)	Exhibits

Exhibit No	Description
10.1	Executive Severance Agreement dated April 9, 2009 between the Company and Julia Harper. Incorporated by reference from Exhibit 10.3 in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed on May 8, 2009, SEC File No. 000-26844.

10.2	Amendment to Loan and Security Agreement, dated August 7, 2008, between the Company and Silicon Valley Bank, dated as of April 27, 2009. Incorporated by reference from Exhibit 10.4 in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed on May 8, 2009, SEC File No. 000-26844.

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADISYS CORPORATION

Dated: August 7, 2009	By:	/s/ SCOTT C. GROUT
Scott C. Grout
President and Chief Executive Officer

Dated: August 7, 2009	By:	/s/ BRIAN BRONSON
Brian Bronson
Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Description
10.1	Executive Severance Agreement dated April 9, 2009 between the Company and Julia Harper. Incorporated by reference from Exhibit 10.3 in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed on May 8, 2009, SEC File No. 000-26844.

10.2	Amendment to Loan and Security Agreement, dated August 7, 2008, between the Company and Silicon Valley Bank, dated as of April 27, 2009. Incorporated by reference from Exhibit 10.4 in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed on May 8, 2009, SEC File No. 000-26844.

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith