Form 10-Q
period 2009-09-30
RADISYS CORP
filed 2009-11-06
CIK 873044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Number of shares of common stock outstanding as of November 5, 2009: 23,774,345

RADISYS CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RADISYS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$70,448	$100,258	$226,145	$283,916
Cost of sales:
Cost of sales	48,086	69,652	152,192	201,191
Amortization of purchased technology	1,619	3,868	4,857	11,906

Total cost of sales	49,705	73,520	157,049	213,097

Gross margin	20,743	26,738	69,096	70,819
Research and development	10,031	11,896	31,678	37,593
Selling, general and administrative	10,960	12,763	34,134	38,715
Intangible assets amortization	647	1,302	1,941	3,907
Restructuring charges (reversals)	183	(23)	4,618	575

Income (loss) from operations	(1,078)	800	(3,275)	(9,971)
Interest expense	(598)	(1,042)	(1,784)	(3,916)
Interest income	177	605	828	2,555
Other income (expense), net	21	27	233	(105)

Income (loss) before income tax expense (benefit)	(1,478)	390	(3,998)	(11,437)
Income tax expense (benefit)	(646)	871	39,050	(739)

Net loss	$(832)	$(481)	$(43,048)	$(10,698)

Net loss per share:
Basic	$(0.04)	$(0.02)	$(1.84)	$(0.48)

Diluted	$(0.04)	$(0.02)	$(1.84)	$(0.48)

Weighted average shares outstanding:
Basic	23,632	22,653	23,386	22,442

Diluted	23,632	22,653	23,386	22,442

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$92,112	$73,980
Short-term investments	55,014	—
ARS settlement right	7,350	—
Accounts receivable, net	37,037	45,551
Other receivables	5,145	1,090
Inventories, net	28,289	29,450
Other current assets	4,655	4,268
Deferred tax assets, net	1,393	10,297

Total current assets	230,995	164,636
Property and equipment, net	9,037	11,556
Intangible assets, net	12,991	19,804
Long-term investments	—	51,213
ARS settlement right	—	11,071
Long-term deferred tax assets, net	15,281	45,864
Other assets	6,427	4,882

Total assets	$274,731	$309,026

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,359	$34,123
Accrued wages and bonuses	5,457	11,253
Deferred income	2,871	2,274
Line of credit	41,243	39,535
Other accrued liabilities	14,329	11,384

Total current liabilities	95,259	98,569

Long-term liabilities:
2013 convertible senior notes	50,000	50,000
Other long-term liabilities	3,071	2,989

Total long-term liabilities	53,071	52,989

Total liabilities	148,330	151,558

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock — $.01 par value, 5,664 shares authorized; none issued or outstanding	—	—
Common stock — no par value, 100,000 shares authorized; 23,763 and 23,033 shares issued and outstanding at September 30, 2009 and December 31, 2008	256,142	245,748
Accumulated deficit	(134,795)	(91,747)
Accumulated other comprehensive income:
Cumulative translation adjustments	4,553	4,326
Unrealized gain (loss) on hedge instruments	501	(859)

Total accumulated other comprehensive income	5,054	3,467

Total shareholders’ equity	126,401	157,468

Total liabilities and shareholders’ equity	$274,731	$309,026

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, unaudited)

	Common stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total	Total Comprehensive Loss (1)
	Shares	Amount
Balances, December 31, 2008	23,033	$231,236	$3,467	$(77,235)	$157,468
Cumulative effect of adjustment resulting from the adoption of ASC Subtopic 470-20, net of tax	—	14,512	—	(14,512)	—

Adjusted balances, December 31, 2008	23,033	245,748	3,467	(91,747)	157,468
Shares issued pursuant to benefit plans	649	4,019	—	—	4,019
Stock-based compensation associated with employee benefit plans	—	6,706	—	—	6,706
Vesting of restricted stock units	131	—	—	—	—
Restricted share cancellations and forfeitures for tax settlements	(50)	(331)	—	—	(331)
Net adjustment for fair value of hedge derivatives	—	—	1,360	—	1,360	1,360
Translation adjustments	—	—	227	—	227	227
Net loss for the period	—	—	—	(43,048)	(43,048)	(43,048)

Balances, September 30, 2009	23,763	$256,142	$5,054	$(134,795)	$126,401

Total comprehensive loss for the nine months ended September 30, 2009						$(41,461)

(1)	For the three and nine months ended September 30, 2009 and 2008, total comprehensive loss consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss for the period	$(832)	$(481)	$(43,048)	$(10,698)
Net adjustment for fair value of hedge derivatives	702	(254)	1,360	(246)
Translation adjustments	160	(273)	227	7
Impairment of available-for-sale investments, net of tax	—	(1,155)	—	(3,960)

Total comprehensive loss	$30	$(2,163)	$(41,461)	$(14,897)

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	For the Nine Months Ended September 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(43,048)	$(10,698)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,653	20,534
Inventory valuation allowance	2,623	2,872
Unrealized loss on ARS settlement right	3,721	—
Unrealized gain on ARS	(4,101)	—
Non-cash interest expense	336	2,380
Deferred income taxes	180	(714)
Deferred tax valuation allowance	42,003	—
Canadian deferred tax foreign exchange benefit	(3,204)	—
Gain on early extinguishment of debt	—	104
Stock-based compensation expense	6,706	7,426
Other	34	304
Changes in operating assets and liabilities:
Accounts receivable	8,514	21,284
Other receivables	(4,055)	683
Inventories	(966)	(11,122)
Other current assets	259	2,077
Accounts payable	(2,764)	(11,827)
Accrued wages and bonuses	(5,796)	608
Deferred revenue	597	(2,294)
Other accrued liabilities	2,184	1,607

Net cash provided by operating activities	14,876	23,224

Cash flows from investing activities:
Proceeds from the sale of auction rate securities	300	10,025
Capital expenditures	(2,393)	(4,951)
Purchase of long-term assets	(42)	(280)

Net cash (used in) provided by investing activities	(2,135)	4,794

Cash flows from financing activities:
Financing costs	—	(2,539)
Proceeds from issuance of 2013 convertible senior notes	—	55,000
Purchase of capped call	—	(10,154)
Repurchase of 2023 convertible senior notes	—	(60,916)
Payments on capital lease obligation	(147)	(101)
Net resettlement of restricted shares	(331)	(390)
Borrowings on line of credit	1,708	20,000
Proceeds from issuance of common stock	4,019	4,163

Net cash provided by financing activities	5,249	5,063

Effect of exchange rate changes on cash	142	73

Net increase in cash and cash equivalents	18,132	33,154
Cash and cash equivalents, beginning of period	73,980	50,522

Cash and cash equivalents, end of period	$92,112	$83,676

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Significant Accounting Policies

RadiSys Corporation (the “Company” or “RadiSys”) has adhered to the accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2008 in preparing the accompanying interim consolidated financial statements. The preparation of these statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Additionally, the accompanying financial data as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The financial information included herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for interim periods.

Reclassifications

Certain reclassifications have been made to amounts in prior years to conform to current year presentation.

Recent Accounting Pronouncements

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles – Overall (“ASC 105-10”). Under ASC 105-10, the FASB Accounting Standards Codification (the “Codification”) became the exclusive source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification superseded all then-existing non-SEC accounting and reporting standards, with the exception of certain non-SEC accounting literature, which became non-authoritative. The adoption of ASC 105-10 did not have an impact on the Company’s consolidated financial statements; however, it changed the way in which the Company discloses information regarding financial assets, liabilities and results of operations.

In March 2008, the FASB issued a new accounting standard on disclosures about derivative instruments and hedging activities, which amended previous literature to require enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under GAAP, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard became effective for the Company on January 1, 2009 and the required enhanced disclosures have been provided for in Note 13 - Hedging.

In May 2008, the FASB issued a new accounting standard on accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). Under the Codification, this standard is located in the cash subsections of ASC 470-20, “Debt with Conversion and Other Options.” This standard required that issuers of such instruments separately account for the liability and equity components related to convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. This standard became effective for the Company on January 1, 2009. Based on its analysis, the Company determined that the new guidance only affected its 1.375% convertible senior notes which were due November 15, 2023 (the “2023 convertible senior notes”), even though the notes were retired during the fourth quarter of 2008. Accordingly, the Company is required to retrospectively apply this guidance to all periods presented that include the 2023 convertible senior notes. As a result of this retrospective application, the Company adjusted its opening accumulated deficit balance and paid in capital balances as of December 31, 2008. For further details refer to Note 8 – Convertible Debt.

In April 2009, the FASB issued a new accounting standard on interim disclosures about the fair value of financial instruments, which required quarterly disclosure of information about the fair value of financial instruments within the scope of GAAP. This standard became effective for the Company on April 1, 2009 and the required enhanced disclosures have been provided for in Note 2 - Investments.

In May 2009, the FASB issued a new accounting standard on subsequent events, which established the principles and requirements for subsequent events. Specifically, the new standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may have occurred for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The provisions of the new standard became effective for the Company on April 1, 2009, and were applied prospectively beginning in the second quarter of 2009. The implementation of this standard did not have a material impact on the Company’s financial position, financial performance, or cash flows; however, it has changed the way in which the Company discloses information regarding subsequent events, which has been disclosed in Note 16 – Subsequent Events.

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance amends ASC subtopic 650-25 to eliminate the requirement that all undelivered elements have either vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) prior to recognition of a portion of the arrangement fee that is attributable to items that have already been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Accordingly, the overall arrangement fee will be allocated based on their relative selling prices. ASU 2009-13 also eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software) (“ASU 2009-14”). ASU 2009-14 amends the original authoritative literature currently under ASC 985-605, and originally issued under AICPA Statement of Position 97-2, Software Revenue Recognition, and its related interpretive guidance. The original guidance applies to revenue arrangements for products or services that include software that is “more-than-incidental” to the products as a whole. The amendment under ASU 2009-14, excludes from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. ASU 2009-14 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its consolidated financial statements.

Note 2 — Investments

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash Equivalents
Money market mutual funds	$15,551	$15,551	$14,987	$14,987

Short-term investments and ARS settlement right
Auction rate securities	$55,014	$55,014	$—	$—
ARS settlement right	7,350	7,350	—	—

Total short-term investments and ARS settlement right	$62,364	$62,364	$—	$—

Long-term investments and ARS settlement right
Auction rate securities	$—	$—	$51,213	$51,213
ARS settlement right	—	—	11,071	11,071

Total long-term investments and ARS settlement right	$—	$—	$62,284	$62,284

The Company currently holds investments in auction rate securities (“ARS”), the majority of which represent interests in collateralized debt obligations supported by pools of government-backed student loans with S&P AAA or Moody’s Aaa ratings at the time of purchase. During the first quarter of 2008, the Company’s portfolio of ARS experienced multiple failed auctions as the amount of securities submitted for sale exceeded the amount of purchase orders. An auction failure, which is not a default in the underlying debt instrument, occurs when there are more sellers than buyers at a scheduled interest rate auction date and parties desiring to sell their auction rate securities are unable to do so. During the fourth quarter of 2008, the Company accepted a settlement offer from its investment bank, UBS AG, associated with the failed auctions. Under the terms of the offer, the Company has the right to require the bank to repurchase at par value its ARS investments at any time between June 30, 2010 and June 30, 2012. As the Company plans to require UBS to repurchase its ARS on June 30, 2010, these investments have been classified as short-term trading investments. For its ARS settlement right, the Company has elected the fair value option under GAAP for financial assets and financial liabilities. Management elected the fair value option for the ARS settlement right in order to quantify its agreement with UBS, as it guarantees settlement at par value, which essentially offsets any impairment on its ARS.

The Company records its ARS and corresponding settlement right at fair value, using the income approach, in accordance with the applicable GAAP using level 3 inputs, as defined in Note 3 - Fair Value of Financial Instruments. The Company considered various inputs to estimate the fair value of its ARS at September 30, 2009, including the estimated time believed to allow the market for such investments to recover, projected estimates of future risk-free rates, as well as premiums designed to account for liquidity and credit risks associated with its ARS holdings.

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

Note 3 — Fair Value of Financial Instruments

The Company measures at fair value certain financial assets and liabilities, including cash equivalents, short-term investments, its ARS settlement right, and deferred compensation. GAAP specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair-value hierarchy:

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

The following table summarizes the fair value measurements as of September 30, 2009, for the Company’s financial instruments, including its ARS (in thousands):

	Fair Value Measurements as of September 30, 2009
	September 30, 2009	Level 1	Level 2	Level 3
Cash equivalents	$15,551	$15,551	$—	$—
Short-term trading investments	$55,014	$—	$—	$55,014
ARS settlement right	$7,350	$—	$—	$7,350
Foreign currency forward contracts	$646	$—	$646	$—

Total	$78,561	$15,551	$646	$62,364

The following table outlines changes in the fair value of the Company’s short-term trading investments and ARS settlement right, where fair value is determined using Level 3 inputs:

	Fair Value
	Short-term Trading Investments	ARS Settlement Right
Balance as of December 31, 2008	$51,213	$11,071
Unrealized gain(A)	4,101	—
Unrealized loss(B)	—	(3,721)
Sales of auction rate securities	(300)	—

Balance as of September 30, 2009	$55,014	$7,350

(A)

Refer to Note 2 for discussion of the inputs used in determining the appropriate fair values for the Company’s ARS. Unrealized gains on the Company’s ARS, which totaled $1.3 million and $4.1 million for the three and nine months ended September 30, 2009, respectively, are included in other income in the Company’s Consolidated Statement of Operations.

(B)

Refer to Note 2 for discussion of the inputs used in determining the appropriate fair values for the Company’s ARS settlement right. Valuation of the Company’s ARS settlement right is performed using a present value approach on the difference between the estimated fair value and the par value of the ARS investments. Therefore, there is an inverse relationship between changes in the value of the Company’s ARS investments and its settlement right. Unrealized losses on the Company’s ARS settlement right for the three and nine months ended September 30, 2009, which totaled $1.2 million and $3.7 million, respectively, are included in other income in the Company’s Consolidated Statement of Operations for the three and nine months ended September 30, 2009.

Note 4 — Accounts Receivable and Other Receivables

Accounts receivable consists of trade accounts receivable. Accounts receivable balances consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Accounts receivable, gross	$38,003	$46,521
Less: allowance for doubtful accounts	(966)	(970)

Accounts receivable, net	$37,037	$45,551

The Company recorded no additional provisions for allowance for doubtful accounts during the three and nine months ended September 30, 2009. The Company recorded additional provisions of $13,000 and $170,000, respectively, for allowance for doubtful accounts during the three and nine months ended September 30, 2008.

As of September 30, 2009 and December 31, 2008, the balance in other receivables was $5.1 million and $1.1 million, respectively. Other receivables consisted primarily of non-trade receivables including receivables for inventory sold to the Company’s contract manufacturing partners. Sales to the Company’s contract manufacturing partners are based on terms and conditions similar to the terms offered to the Company’s regular customers. There is no revenue recorded in association with sales of non-trade receivables.

Note 5 — Inventories

Inventories consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Raw materials	$25,649	$30,183
Work-in-process	2,417	1,126
Finished goods	6,023	9,392

	34,089	40,701
Less: inventory valuation allowance	(5,800)	(11,251)

Inventories, net	$28,289	$29,450

During the three months ended September 30, 2009 and 2008, the Company recorded provisions for excess and obsolete inventory of $618,000 and $1.4 million, respectively. During the nine months ended September 30, 2009 and 2008, the Company recorded provisions for excess and obsolete inventory of $2.6 million and $2.9 million, respectively.

Note 6 — Accrued Restructuring and Other Charges

Accrued restructuring, which is included in other accrued liabilities in the accompanying Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008, consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Fourth quarter 2006 restructuring charge	$—	$6
Second quarter 2008 restructuring charge	—	87
First quarter 2009 restructuring charge	301	—
Second quarter 2009 restructuring charge	2,525	—

Total accrued restructuring charges	$2,826	$93

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

First Quarter 2009 Restructuring

During the first quarter of 2009, the Company initiated a restructuring plan that included the elimination of 29 positions. The restructuring impacted all areas of the business and was initiated in an effort to lower the Company’s overall cost structure in accordance with operating plan targets. The Company expects to complete all activities associated with the restructuring by December 31, 2009. Total costs of the first quarter 2009 restructuring activities included accrued severance obligations, healthcare benefits and legal costs, which totaled $1.3 million. Additionally, the Company incurred $234,000 in stock-based compensation costs associated with the modification of equity awards to certain employees included in this restructuring activity. The company expects all activities associated with this restructuring to be completed by March 31, 2010.

The following table summarizes the changes to the first quarter 2009 restructuring costs (in thousands):

Employee Termination and Related Costs
Balance accrued as of March 31, 2009	$1,289
Additions	56
Expenditures	(963)
Change in estimates	(81)

Balance accrued as of September 30, 2009	$301

Second Quarter 2009 Restructuring

During the second quarter of 2009, the Company initiated a restructuring plan that included the elimination of 119 positions and the relocation of 11 employees as part of strategic initiatives within manufacturing operations and engineering. As part of the initiative, the Company plans to transition to a fully outsourced manufacturing model, which will transfer remaining manufacturing from the Company’s manufacturing plant in Hillsboro, Oregon to its contract manufacturing partners in Asia. The plan also includes consolidating the Company’s North American research and development positions and programs, and specifically transferring current projects from its design center in Boca Raton, Florida, to other existing research and development centers. This transition is expected to be substantially complete by the third quarter of 2010. Total costs through the third quarter of 2009 totaled $3.2 million and consisted of accrued severance obligations, healthcare benefits, relocation incentives and related payroll taxes. The current balance also includes legal expenditures as well as contract termination fees. The Company currently expects to incur approximately $400,000 in additional restructuring charges over the next 6 months associated with the second quarter 2009 restructuring plan. These additional charges are primarily related to employee relocation costs.

The following table summarizes the changes to the second quarter 2009 restructuring costs (in thousands):

	Employee Termination and Related Costs	Other
Restructuring	$2,903	$84
Expenditures	(21)	(19)

Balance accrued as of June 30, 2009	$2,882	$65

Additions	83	183
Reversals	(81)	—
Expenditures	(418)	(189)

Balance accrued as of September 30, 2009	$2,466	$59

Note 7 — Short-Term Borrowings

Silicon Valley Bank

The Company has a secured revolving line of credit agreement with Silicon Valley Bank, which provides the Company with a two-year secured revolving credit facility of $30.0 million, which is subject to a borrowing base and secured by its accounts receivable. Borrowings under the agreement bear interest at the prime rate, which was 3.25% as of September 30, 2009, or the LIBOR rate, which was 0.25% as of September 30, 2009, plus 1.25%, with either interest rate determined by the Company’s election. The Company is required to make interest payments monthly. The Company is further required to pay a commitment fee equal to 0.08% of the $30.0 million maximum borrowing limit on an annual basis, and to pay quarterly in arrears an unused facility fee in an amount equal to 0.375% per year of the unused amount of the facility. In addition, the credit facility provides sub-facilities for letters of credit and foreign exchange contracts to be issued on the Company’s behalf.

The credit facility requires the Company to make and maintain certain financial covenants, representations, warranties and other agreements that are customary in credit agreements of this type, which are disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2008. As of September 30, 2009, the Company had no outstanding balances on the line of credit or letters of credit issued on its behalf.

On November 4, 2009, the Company amended its line of credit with Silicon Valley Bank to extend the term of the line and modify certain terms within the agreement. See Note 16 – Subsequent Events for additional details surrounding this amendment.

UBS

During August of 2008, UBS AG, the parent company of the securities firm with which the Company holds its ARS, announced an offer to its clients holding auction rate securities. Under the terms of the offer, UBS AG would issue ARS settlement rights to the Company, which in addition to the terms discussed in Note 2 - Investments, would also entitle the Company to receive no net cost loans from UBS AG, or its affiliates, for up to 75% of the market value of the Company’s ARS.

The Company accepted the offer and entered into a Credit Line Agreement (“the Credit Line”), including an Addendum to Credit Line Account Application and Agreement, with UBS Bank. The amount of interest the Company will pay under the Credit Line is intended to equal the amount of interest the Company would receive with respect to the Company’s ARS and is currently set at T-Bill plus 1.20%, which will be subject to market fluctuations. The borrowings under the Credit Line are payable upon demand; however, UBS Bank USA or its affiliates are required to provide to the Company alternative financing on substantially similar terms, unless the demand right was exercised as a result of certain specified events or the customer relationship between UBS Bank USA and the Company is terminated for cause by UBS Bank USA. As of September 30, 2009, the Company had an outstanding balance on the Credit Line in the amount of $41.2 million.

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

In connection with the issuance of the 2013 convertible senior notes, the Company entered into a capped call transaction with a hedge counterparty. The capped call transaction is expected to reduce the potential dilution upon conversion of the 2013 convertible senior notes in the event that the market value per share of the Company’s common stock, as measured under the terms of the capped call transaction, at the time of exercise is greater than the strike price of the capped call transaction of approximately $13.03. The strike price of the capped call transaction corresponds to the initial conversion price of the 2013 convertible senior notes and is subject to certain adjustments similar to those contained in the notes. The capped call transaction provides for net-share settlement in the event that the volume-weighted average price per share of the Company’s common stock on the settlement date exceeds the strike price of approximately $13.03 per share. In such event, the hedge counterparty would deliver to the Company a number of shares equal to a formula determined by the quotient resulting from (a) the shares being settled times the difference between the volume-weighted average price on the settlement date and the strike price of approximately $13.03 per share, divided by (b) the volume-weighted average price on the settlement date. If the volume-weighted average price on the settlement date equals or exceeds the cap price of $23.085 per share, the difference in (a) would be $23.085 minus $13.03, or $10.055. If the market value per share of the Company’s common stock exceeds the cap price of the capped call transaction of $23.085, as measured under the terms of the capped call transaction, the dilution mitigation under the capped call transaction will be limited, which means that there would be dilution to the extent that the then market value per share of the Company’s common stock exceeds the cap price of the capped call transaction. Although the capped call transaction covers approximately 4.2 million shares, in order to facilitate an orderly settlement process, the shares are divided into tranches of approximately 211,000 shares each, settling on the twenty consecutive trading days prior to the date of maturity of the Company’s convertible notes. Thus, on each settlement date, approximately 211,000 shares would be settled, assuming a volume-weighted average price on such settlement date of $23.085. Assuming a volume-weighted average price of $23.085, the hedge counterparty would deliver to the Company approximately 91,904 shares on each settlement date, calculated as follows: 211,000 x ($23.085 – $13.03)/$23.085 = 91,904.

As of September 30, 2009 and December 31, 2008, the Company had outstanding 2013 convertible senior notes with a face value of $50.0 million. As of September 30, 2009 and December 31, 2008, the fair value of the Company’s 2013 convertible senior notes was $44.8 million and $26.9 million, respectively.

2023 Convertible Senior Notes

During the first quarter of 2009, the Company adopted the cash conversion subsections of ASC topic 470-20 “Debt with Conversion and Other Options – Cash Conversion” (“Cash Conversion Subsections”). The Cash Conversion Subsections are effective for the Company’s previously outstanding 1.375% convertible senior notes due 2023. Although, the Company’s 2023 convertible senior notes were retired as of December 31, 2008, the Company was still required to retrospectively apply Cash Conversion Subsections in all periods presented that include the Company’s 2023 convertible senior notes. As a result of this retrospective application, the Company’s opening accumulated deficit and additional paid in capital balances were adjusted by $14.5 million.

The Cash Conversion Subsections required that issuers of convertible instruments that may be settled in cash upon conversion separately account for the liability and equity components related to convertible debt instruments in a manner which would reflect the issuer’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. As such, the Company calculated the liability component, at issuance, to be $73.6 million. The liability component was calculated as the present value of cash flows from the related principal and interest payments using an 8.0% discount rate. The discount rate used represented the Company’s estimated borrowing rate, at the date of issuance, for a similar debt instrument without the conversion feature. The equity component, recorded as additional paid-in capital, totaled $16.2 million, which represented the difference between the proceeds from the issuance of the notes and the fair value of the liability, net of deferred taxes and equity related issuance costs of $10.2 million, as of the date of the issuance.

The Cash Conversion Subsections also requires an accretion of the resultant debt discount over the expected life of the notes, which was November 15, 2003 to November 15, 2008. Accordingly, the Consolidated Statements of Operations for the three and nine months ended September 30, 2008, were retrospectively modified, compared to previously reported amounts, as follows (in thousands, except per share amounts):

	For the Three Months Ended September 30, 2008	For the Nine Months Ended September 30, 2008
Additional pre-tax non-cash interest expense	$370	$1,983
Adjustment to loss from early extinguishment of debt	—	141
Additional deferred tax benefit	(135)	(784)

Net adjustment to net loss	$235	$1,340

Net loss per share:
Basic	$(0.01)	$(0.06)

Diluted	$(0.01)	$(0.06)

For the three and nine months ended September 30, 2008, the effective interest rate for the liability component of the notes was approximately 5.7% and 6.1%, respectively. During the three and nine months ended September 30, 2008, the Company incurred contractually stated interest costs totaling $129,000 and $555,000. During the three and nine months ended September 30, 2008, the Company incurred interest costs of $374,000 and $5.2 million, respectively, related to amortization of the discount on the liability component of the notes.

Note 9 — Commitments and Contingencies

Adverse Purchase Commitments

The Company is contractually obligated to reimburse its contract manufacturers for the cost of excess inventory used in the manufacture of the Company’s products, if there is no alternative use. This liability, referred to as adverse purchase commitments, is provided for in other accrued liabilities in the accompanying Consolidated Balance Sheets. Estimates for adverse purchase commitments are derived from reports received on a quarterly basis from the Company’s contract manufacturers. Increases to this liability are charged to cost of goods sold. When and if the Company takes possession of inventory reserved for in this liability, the liability is transferred from other accrued liabilities to the excess and obsolete inventory valuation allowance. Adverse purchase commitments amounted to $2.1 million and $2.0 million at September 30, 2009 and December 31, 2008, respectively. For the three months ended September 30, 2009 and 2008, the Company recorded a net provision for adverse purchase commitments of $187,000 and $179,000, respectively. For the nine months ended September 30, 2009 and 2008, the Company recorded a net provision for adverse purchase commitments of $612,000 and $1.4 million, respectively.

Guarantees and Indemnification Obligations

As permitted under Oregon law, the Company has agreements whereby it indemnifies its officers, directors and certain finance employees for certain events or occurrences while an officer, director or employee is or was serving in such capacity at the request of the Company. The term of the indemnification period is for the officer’s, director’s or employee’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. To date, the Company has not incurred any costs associated with these indemnification agreements and, as a result, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2009.

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

The following is a summary of the change in the Company’s warranty accrual reserve (in thousands):

The following is a summary of the change in the Company’s warranty liability for the nine months ended September 30, 2009 and 2008 (in thousands):

	For the Nine Months Ended September 30,
	2009	2008
Warranty liability balance, beginning of the period	$3,072	$2,494
Product warranty accruals	2,960	4,269
Utilization of accrual	(3,212)	(3,490)

Warranty liability balance, end of the period	$2,820	$3,273

The warranty liability balance is included in other accrued liabilities in the accompanying Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008.

Note 10 — Basic and Diluted Net Loss per Share

A reconciliation of the numerator and the denominator used to calculate basic and diluted loss per share is as follows (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator — Basic
Net loss, basic	$(832)	$(481)	$(43,048)	$(10,698)

Numerator — Diluted
Net loss, basic	$(832)	$(481)	$(43,048)	$(10,698)
Interest on convertible notes, net of tax benefit (A)	—	—	—	—

Net loss, diluted	$(832)	$(481)	$(43,048)	$(10,698)

Denominator — Basic
Weighted average shares used to calculate loss per share, basic	23,632	22,653	23,386	22,442

Denominator — Diluted
Weighted average shares used to calculate loss per share, basic	23,632	22,653	23,386	22,442
Effect of convertible notes (A)	—	—	—	—
Effect of dilutive stock options, ESPP, and unvested restricted stock (B)	—	—	—	—

Weighted average shares used to calculate loss per share, diluted	23,632	22,653	23,386	22,442

Net loss per share:
Basic	$(0.04)	$(0.02)	$(1.84)	$(0.48)

Diluted (A), (B)	$(0.04)	$(0.02)	$(1.84)	$(0.48)

(A)	For the three and nine months ended September 30, 2008, as-if converted shares associated with the Company’s 2013 and 2023 convertible senior notes, were excluded from the calculation as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2009, the as-if converted shares associated with the Company’s 2013 convertible senior notes were excluded from the calculation as their effect would have been anti-dilutive. The following table summarizes the total number of shares excluded from the net loss per share calculation, by year, for the different forms of convertible debt (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
2023 convertible senior notes	—	1,591	—	2,259
2013 convertible senior notes	3,837	4,221	3,837	3,528

Total shares excluded	3,837	5,812	3,837	5,787

(B)	As of September 30, 2009 and 2008, the following shares, by equity award type, were excluded from the calculation, as their effect would have been anti-dilutive (in thousands):

	September 30,
	2009	2008
Stock options	3,669	3,471
Restricted stock	179	392

Total equity award shares excluded	3,848	3,863

Note 11 — Income Taxes

The Company’s effective tax rate for the three months ended September 30, 2009 differs from the statutory rate primarily due to a full valuation allowance provided against its U.S. net deferred tax assets, Canadian research and experimental development claims, federal research and experimental tax credits, the impact of stock compensation, the amortization of goodwill for tax purposes, various return to provision true-up adjustments and taxes on foreign income that differ from the U.S. tax rate. The Company’s effective tax rate for the nine months ended September 30, 2009 differs from the statutory rate primarily due to the aforementioned items as well as the revaluation of the Canadian net deferred tax asset which was a discrete event during the three months ended March 31, 2009.

The Company utilizes the asset and liability method of accounting for income taxes as required under GAAP for income taxes. The Company records deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon the Company’s review of all positive and negative evidence, including its projected three year U.S. cumulative pre-tax book loss and taxable loss, it concluded that a full valuation allowance should be recorded against its U.S. net deferred tax assets in the three months ended March 31, 2009. The Company’s projected three year U.S. cumulative pre-tax book loss was calculated using 2007 and 2008 actual results combined with 2009 projections. In certain other foreign jurisdictions, where the Company does not have cumulative losses or other negative evidence, the Company had net deferred tax assets of $16.7 million and $14.2 million at September 30, 2009 and December 31, 2008, respectively. In the future, if the Company determines that it is more likely than not that it will realize its U.S. net deferred tax assets, it will reverse the applicable portion of the valuation allowance and recognize an income tax benefit in the period in which such determination is made.

The Company’s unrecognized tax benefits, including interest and penalties, increased by $17,000 during the three months ended September 30, 2009 primarily due to additional accrued interest. The Company’s unrecognized tax benefits, interest and penalties, were $1.9 million, $484,000 and $245,000 at September 30, 2009, respectively. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of examinations within the next twelve months. The Company anticipates recognizing $1.5 million in unrecognized tax benefits, including accrued interest and penalties, due to the expiration of the statute of limitations within the next twelve months.

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

Note 12 — Stock-based Compensation

During the three months ended September 30, 2009, 15,000 stock options and no restricted stock units were issued to the Company’s employees and directors under the 2007 Stock Plan. During the nine months ended September 30, 2009, 809,000 stock options and 1,000 restricted stock units were issued to employees under the 2007 Stock Plan.

For the three and nine months ended September 30, 2009 and 2008 stock-based compensation was recognized and allocated as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of sales	$283	$254	$832	$768
Research and development	579	746	1,807	2,343
Selling, general and administrative	1,127	1,378	3,833	4,315
Restructuring	—	—	234	—

Total	$1,989	$2,378	$6,706	$7,426

Note 13 — Hedging

The Company’s activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates. The Company manages these risks through the use of forward exchange contracts, designated as foreign-currency cash flow hedges, in an attempt to reduce the potentially adverse effects of foreign currency exchange rate fluctuations that occur in the normal course of business. As such, the Company’s hedging activities are all employed solely for risk management purposes as defined in GAAP for derivative instruments and hedging activities. All hedging transactions are conducted with, in the opinion of management, financially stable and reputable financial institutions. For the year ended December 31, 2008 and for the three and nine months ended September 30, 2009, the only hedge instruments executed by the Company are associated with its exposure to fluctuations in the Canadian Dollar which result from obligations such as payroll and rent paid in Canadian Dollar.

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

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives are expected to remain highly effective in future periods. For the three and nine months ended September 30, 2009 and for the year ended December 31, 2008, the Company had no hedge ineffectiveness.

During the three months ended September 30, 2009, the Company entered into twelve new foreign currency forward contracts, with total contractual values of $1.8 million at September 30, 2009. During the nine months ended September 30, 2009, the Company entered into thirty-six new foreign currency forward contracts, with total contractual values of $8.5 million at September 30, 2009.

A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments designated as cash flow hedges at September 30, 2009 is as follows (in thousands):

	Contractual /Notional Amount	Consolidated Balance Sheet Classification	Estimated Fair Value
			Asset	(Liability)
Foreign currency forward exchange contracts	$9,694	Other current assets	$720	$—
		Other current assets	$—	$(74)

The effect of derivative instruments on the consolidated financial statements for the three months ended September 30, 2009 was as follows (in thousands):

	Effective Portion			Ineffective Portion
Type of Cash Flow Hedge	Hedge Gain (Loss) Recognized in Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Hedge Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Recognized	Hedge Gain (Loss) Recognized
Foreign currency forward exchange contracts	$702
		Cost of sales	$(16)	None	$—
		Research and development	$(102)	None	$—
		Selling, general and administrative	$(26)	None	$—

The effect of derivative instruments on the consolidated financial statements for the nine months ended September 30, 2009 was as follows (in thousands):

	Effective Portion			Ineffective Portion
Type of Cash Flow Hedge	Pretax Hedge Gain (Loss) Recognized in Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Hedge Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Recognized	Hedge Gain (Loss) Recognized
Foreign currency forward exchange contracts	$1,360
		Cost of sales	$(71)	None	$—
		Research and development	$(515)	None	$—
		Selling, general and administrative	$(135)	None	$—

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

Note 14 — Segment Information

GAAP for disclosures about segments of an enterprise establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based upon the way that management organizes the segments within the Company for making operating decisions and assessing financial performance. The Company is one operating segment according to the provisions of GAAP.

Revenues on a product and services basis are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Hardware	$67,210	$95,862	$214,478	$272,064
Software royalties and licenses	1,212	2,485	6,242	7,433
Software maintenance	1,106	1,004	2,738	2,583
Engineering and other services	920	907	2,687	1,836

Total revenues	$70,448	$100,258	$226,145	$283,916

Generally, the Company’s customers are not the end-users of its products. The Company ultimately derives its revenues from two end markets as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Communications Networking	$53,899	$79,023	$181,205	$225,178
Commercial Systems	16,549	21,235	44,940	58,738

Total revenues	$70,448	$100,258	$226,145	$283,916

Information about the Company’s geographic revenues and long-lived assets by geographical area is as follows (in thousands):

Geographic Revenues

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
United States	$21,240	$31,487	$67,433	$81,215
Other North America	14	1,653	1,464	5,856

North America	$21,253	$33,140	$68,897	$87,071
Europe, the Middle East and Africa (“EMEA”)	16,619	37,274	61,558	109,526
Asia Pacific	32,575	29,844	95,690	87,319

Total	$70,448	$100,258	$226,145	$283,916

Long-lived assets by Geographic Area

	September 30, 2009	December 31, 2008
Property and equipment, net
United States	$6,951	$9,343
Other North America	886	706
EMEA	87	66
Asia Pacific	1,113	1,441

Total property and equipment, net	$9,037	$11,556

Intangible assets, net
United States	5,179	8,454
Other North America	1,331	2,440
EMEA	6,481	8,910

Total intangible assets, net	$12,991	$19,804

For the three and nine months ended September 30, 2009 and 2008, the following customer accounted for more than 10% of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Nokia Siemens Networks	40.7%	38.4%	41.8%	43.2%

As of September 30, 2009 and December 31, 2008, only one customer, Nokia Siemens Networks accounted for more than 10% of accounts receivable. This customer accounted for 41.6% and 31.0% of accounts receivable as of September 30, 2009 and December 31, 2008, respectively.

Note 15 — Legal Proceedings

In the normal course of business, the Company may become involved in litigation. As of September 30, 2009, RadiSys had no pending litigation.

Note 16 — Subsequent Events

The Company has considered subsequent events through November 6, 2009, the issuance date of the financial statements, in preparing the consolidated financial statements and notes thereto.

Long-Term Incentive Plan

During the fourth quarter of 2009, the Company adopted the form of award agreement for performance-based restricted stock units under it’s Long-Term Incentive Plan (as amended, the “LTIP”) and granted the first award to participants under the LTIP, with a grant date of October 1, 2009. The Company adopted a target performance goal of non-GAAP earnings per share of $0.75

The performance goals for non-GAAP earnings per share range from $0.65 to $0.85 with payouts ranging from 75% to 125% of the target payout amounts. In the aggregate, the target payout amount for the first performance period equals 684,900 shares, or approximately one-third of the total number of shares authorized under the LTIP. On each payout determination date, the Company will measure its performance relative to the performance goals based on the sum of non-GAAP earnings per share for each quarter during the four consecutive quarters preceding such payout determination date. As used in the LTIP for the first performance period, non-GAAP earnings per share is calculated as follows: Non-GAAP earnings for a quarter (as calculated in accordance with GAAP) plus stock-based compensation expense, plus amortization of intangible assets, plus or minus restructuring charges or reversals, plus or minus such other items determined as non-recurring or adjusted from non-GAAP earnings as reported by the Company and as approved by the Committee, plus other adjustments resulting from purchase accounting as determined by the Committee, plus a fixed 20% effective tax rate notwithstanding the tax rate otherwise applicable in accordance with GAAP. The number of shares equals the weighted average shares outstanding during such quarter (calculated as required by GAAP with or without shares issuable upon conversion of any outstanding convertible notes and interest thereon so as to result in the most dilutive impact but disregarding shares earned and issued or issuable under the LTIP during such quarter) plus the total number of shares earned and issued or issuable with respect to all awards under the LTIP during such quarter. When selecting the performance goal, the Company decided to fix the tax rate at 20% for the purpose of calculating non-GAAP earnings per share, because of the significant variability in the Company’s tax rate. The Company’s decision to fix the tax rate at 20% was not submitted to the Company’s shareholders for approval, and therefore, the awards under the LTIP for the first performance period are not intended to qualify as “performance-based compensation” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended.

The award shares were valued at $8.17 per share, and the corresponding initial target compensation cost totaled $5.6 million. However, the number of shares that will ultimately vest under the LTIP will vary depending on whether the performance criteria are met or exceeded. The award will be reviewed quarterly and the value may be adjusted, depending on the performance of the Company compared to the award criteria. The compensation cost of the award is being expensed over the first performance period of the award, which is from October 1, 2009 to December 31, 2012. As a result, the award may increase our stock based compensation expense during the vesting period.

Cash Incentive Program

On September 30, 2009, the Committee put in place a cash incentive program (the “Incentive Program”) for certain of the Company’s employees to drive breakthrough Company transformations in an accelerated timeframe. The Incentive Program is intended to motivate and recognize the employees’ performance in achieving the Company’s defined strategy and goals by aligning measurable results with rewards. The Incentive Program is designed to reward the Company’s employees who are leading or significantly contributing to the transformational business initiatives in the engineering and operations organizations.

Awards under the Incentive Program will be based on Company performance as measured by two sets of goals: an operations outsourcing performance goal and an engineering enterprise performance goal. The performance period for the Incentive Program runs from October 1, 2009 to June 30, 2010. Actual payouts under the Incentive Program will range from 75% to 125% of the target incentive amounts based on the weighted average of achievement of both performance goals. The target incentive amounts account for 50% or less than the existing annual incentive compensation targets. The Incentive Program’s target payout will be approximately $1.0 million.

Revolving Line of Credit – Silicon Valley Bank

During the fourth quarter of 2009, the Company amended its revolving line of credit agreement with Silicon Valley Bank. Among the amendments, the Company extended the term of the agreement for another year, which will now end on September 30, 2011. Additionally, the Company amended the covenants surrounding the maximum allowable quarterly EBTIDA loss from $2.5 million to $3.0 million and removed the covenant prohibiting two consecutive quarterly EBITDA losses. The Company also modified the covenant surrounding capital expenditures, which are now required to not exceed $8.0 million in any fiscal year, down from a previous limit of $12.0 million.

Employee Stock Option Exchange

During the fourth quarter of 2009, the Company filed a Tender Offer Statement on Schedule TO related to an offer (the “exchange offer”) under which the Company’s eligible employees were permitted to exchange some or all of their outstanding options. Options available for exchange included those with an exercise price greater than $9.44 per share (which was equal to the 52-week high closing price of our common stock as of the start of this offer) and that were granted on or before October 5, 2008, whether vested or unvested. In exchange for options employees received restricted stock units, except for employees in Canada who received new stock options with new exercise prices. New awards have updated seven year terms and a three year vesting schedule. All employees of RadiSys and its subsidiaries, other than members of our Board of Directors, executive officers and employees located in the Netherlands and Israel were eligible to participate in the exchange offer, so long as they remained employed through the expiration date of the offer.

The exchange offer expired at 12:00 p.m. (Noon), Pacific Time, on November 3, 2009. A total of 222 eligible employees participated in the exchange offer. Pursuant to the terms and conditions of the exchange offer, the Company accepted for exchange options to purchase 848,822 shares of the Company’s common stock, representing approximately 75% of the total options eligible for exchange. All surrendered options were cancelled and the Company granted a total of 169,639 restricted stock units and 34,983 new stock options in exchange, pursuant to the terms of the exchange offer. The new awards were granted under the Company’s 2007 Stock Plan.

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

Products Overview

Convedia® Media Servers (“CMS”). In the third quarter, we were awarded a key new design win with an existing Tier 1 customer in China. This award was for an integrated media processing platform that will be used by mobile service providers to deliver advanced 3G video services.

During September of 2009, we announced the addition of new 3G features for our media server product family enabling two-way interactive mobile video. RadiSys media servers offer a broad range of IP video processing features for video telephony applications including mobile video conferencing, video ringback tones, video mail and interactive voice and video response (“IVVR”). With the addition of new media processing capabilities, the RadiSys media servers can now support a service provider’s 3G video processing needs with one common voice over internet protocol (“VoIP”) infrastructure.

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

During the first quarter of 2009, the RadiSys CMS was named the media server market leader for the fifth consecutive year by Infonetics in its report, “Service Provider VoIP Equipment and Subscribers: Quarterly Worldwide Market Share and Forecasts.” RadiSys captured 47% of the total media server market in 2008.

During the first quarter of 2009, we also introduced Voice Quality Enhancement features for the CMS that will improve voice quality in VoIP conferencing applications. This new feature set recently received the 2009 NGN Leadership Award from NGN (Next Generation Networks) Magazine, a Technology Marketing Corporation publication.

Promentum® ATCA Products. During the third quarter of 2009, we announced our ATCA 4.0 initiative, our 4th generation of ATCA products that are designed to support the next generation of high bandwidth applications. This fully integrated platform features the latest technology in the industry, incorporating a 10/40G backplane and switching capability. As telecom equipment manufacturers (“TEMs”) focus on building next generation network infrastructures, including 4G and Broadband, the RadiSys ATCA 4.0 platform will provide them with the next-generation switching, power and cooling they require.

Also, during the third quarter of 2009, we partnered with Aricent and 6WIND to deliver application-ready platforms for the LTE evolved packet core (“EPC”). Through this collaboration, we can deliver its market-proven ATCA Promentum platform, a comprehensive LTE signaling stack and efficient data path software in one fully integrated solution that lowers development risk for TEMs and reduces time-to-market by as much as 18 months.

In addition, during the third quarter of 2009, we were awarded new ATCA business in messaging, deep packet inspection (“DPI”) security gateway, VoIP probe, session border controller (“SBC”) and unmanned aerial vehicles (“UAV”). Specifically, the messaging win was of notable size with a new large Tier 1 TEM for RadiSys in North America. The UAV win is related to a project for a new customer for a universal ground control station for unmanned aerial reconnaissance drones.

Also, during the third quarter of 2009, the our ATCA 4500 10 Gigabit compute processing module was production released in the second quarter and deployed in customer trial networks in the third quarter. This product is ideal for control plane and server functions for LTE wireless infrastructure, DPI, internet protocol television (“IPTV”), IP multimedia subsystems and defense applications.

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

Additionally, during the second quarter of 2009, we began ramping shipments of our packet processing ATCA 7220 blade to support a number of growing Tier 1 and Tier 2 customers. The ATCA 7220, which has been designed into seven different programs already, provides the highest density of Gigabit Ethernet interfaces in the industry and offers a complete solution for packet processing applications such as radio network controller (“RNC”), SBC, edge routers, security and media gateways.

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

Procelerant™ Commercial Products. During the third quarter of 2009, we were awarded sizable new COM Express business by a leading enterprise service provider in North America for a network switch application. We also won new COM Express business in the third quarter in a wide variety of applications including military, Session Border Controller and touch panel home automation systems. Further, we also won new rack mount server medical imaging business with an existing Tier 1 medical customer.

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

Financial Results

Total revenue was $70.4 million and $100.3 million for the three months ended September 30, 2009 and 2008, respectively. Total revenue was $226.1 million and $283.9 million for the nine months ended September 30, 2009 and 2008, respectively. Backlog was approximately $51.7 million and $34.4 million at September 30, 2009 and December 31, 2008, respectively. Backlog includes all purchase orders scheduled for delivery within 12 months. The decrease in revenues for the three and nine months ended September 30, 2009, compared to the same periods in 2008, was driven by decreased revenues in all of our product groups.

Net loss was $832,000 and $481,000 for the three months ended September 30, 2009 and 2008, respectively. Net loss per share was $0.04 and $0.02 for the three months ended September 30, 2009 and 2008, respectively. Net loss was $43.0 million and $10.7 million for the nine months ended September 30, 2009 and 2008, respectively. Net loss per share was $1.84 and $0.48 for the nine months ended September 30, 2009 and 2008, respectively. Net loss for the three months ended September 30, 2009, increased compared to the three months ended September 30, 2008, primarily due to decreased revenues in all of our product groups. These declines were largely the result of general economic weakness along with declines due to the maturity of our traditional communications networking products and decreased customer deployments for our next-generation communications networking products, as compared to the same periods in 2008. The decline in revenues was partially offset by improvements in our gross margin by 2.7 percentage points due to an improved mix of products and better operational costs. The decline in revenue was also partially offset by lower operating expense from ongoing expense control. Net loss increased for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, primarily due to increased income tax expense, which totaled $39.1 million for the nine months ended September 30, 2009, as compared to an income tax benefit of $739,000 for the nine months ended September 30, 2008. The increase in income tax expense was driven by the valuation allowance taken for our U.S. deferred tax assets during the three months ended March 31, 2009. Without the charge associated with the valuation allowance we would have seen an improvement in our net loss for the nine months ended September 30, 2009 compared to the same period in 2008. The improvement is due to better margins associated with a more favorable product mix as well as our ongoing focus on expense control.

Cash and cash equivalents amounted to $92.1 million and $74.0 million at September 30, 2009 and December 31, 2008, respectively. The increase in cash and cash equivalents during the nine months ended September 30, 2009, is primarily due to cash generated from our operating activities in the amount of $14.9 million. Additionally, financing activities generated cash flows of $5.2 million largely due to proceeds from the issuance of our common stock, through our stock compensation plans, along with borrowings on our line of credit totaling $1.7 million. These increases were offset by cash flows used in investing activities of $2.1 million, primarily related to capital expenditures.

On November 3, 2009 the Company exchanged a total of 848,822 of vested or unvested stock options having an exercise price greater than $9.44 per share for restricted stock units or new stock options with new vesting schedules and exercise prices, pursuant to the terms and conditions of the option exchange offer approved by the Company’s shareholders on August 18, 2009. All surrendered options were cancelled and the Company granted a total of 169,639 restricted stock units and 34,983 new stock options, pursuant to the terms of the exchange offer. The new awards were granted under the Company’s 2007 Stock Plan. See Note 16 – Subsequent Events to our consolidated financial statements for additional details about this offer.

Critical Accounting Policies and Estimates

We reaffirm our critical accounting policies and use of estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no significant changes during the three and nine months ended September 30, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 except as follows.

2023 Convertible Senior Notes

During the first quarter of 2009, we adopted the Cash Conversion Subsections of ASC Subtopic 470-20, “Debt with Conversion and Other Options – Cash Conversion” (“Cash Conversion Subsections”). The Cash Conversion Subsections are effective for our previously outstanding 1.375% convertible senior notes due 2023 (the “2023 convertible senior notes”). Although, the 2023 convertible senior notes were retired as of December 31, 2008, we were still required to retrospectively apply the Cash Conversion Subsections in all periods presented that include the notes. The Cash Conversion Subsections required that issuers of convertible instruments which may be settled for cash upon conversion separately account for the liability and equity components related to convertible debt instruments in a manner which would reflect the issuer’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. Adoption of the Cash Conversion Subsections required significant judgment by management in determining the estimated borrowing rate at date of issuance, exclusive of the conversion feature. For further discussion of the adoption of the Cash Conversion Subsections refer to Note 8 – Convertible Debt, of the Notes to the Consolidated Financial Statements.

Results of Operations

The following table sets forth certain operating data as a percentage of revenues for the three and nine months ended September 30, 2009 and 2008.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	100.0%%	100.0%	100.0%	100.0%
Cost of sales:
Cost of sales	68.3	69.5	67.3	70.9
Amortization of purchased technology	2.3	3.8	2.1	4.2

Total cost of sales	70.6	73.3	69.4	75.1

Gross margin	29.4	26.7	30.6	24.9
Research and development	14.2	11.9	14.0	13.2
Selling, general, and administrative	15.6	12.7	15.1	13.6
Intangible assets amortization	0.9	1.3	0.9	1.4
Restructuring and other charges	0.2	0.0	2.0	0.2

Income (loss) from operations	(1.5)	0.8	(1.4)	(3.5)
Interest expense	(0.8)	(1.0)	(0.8)	(1.4)
Interest income	0.2	0.6	0.3	0.9
Other income (expense), net	0.0	0.0	0.1	(0.0)

Income (loss) before income tax (benefit) expense	(2.1)	0.4	(1.8)	(4.0)
Income tax (benefit) expense	(0.9)	0.9	17.2	(0.2)

Net loss	(1.2)%	(0.5)%	(19.0)%	(3.8)%

Comparison of Three and Nine Months Ended September 30, 2009 and 2008

Revenues

Revenues decreased by $29.8 million or 29.7%, to $70.4 million in the three months ended September 30, 2009 from $100.3 million in the three months ended September 30, 2008. Revenues decreased by $57.8 million or 20.3%, to $226.1 million in the nine months ended September 30, 2009 from $283.9 million in the nine months ended September 30, 2008. The decrease in revenues for the three and nine months ended September 30, 2009, compared to the same periods in 2008, is due to decreased revenues from all of our product groups. These declines were largely the result of general economic weakness for our products, declines due to the maturity of our traditional communications networking products and decreased customer deployments for our next-generation communications networking products, as compared to the same periods in 2008.

The following table sets forth our revenues by market (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
Next-generation Communications Networking Products	$21,653	$30,655	$(9,002)	$73,574	$77,140	$(3,566)
Traditional Communications Networking Products	32,246	48,368	(16,122)	107,631	148,038	(40,407)

Total Communications Networking Products	$53,899	$79,023	$(25,124)	$181,205	$225,178	$(43,973)

Medical Products	6,683	8,418	(1,735)	18,316	21,909	(3,593)
Other Commercial Products	9,866	12,817	(2,951)	26,624	36,829	(10,205)

Total Commercial Products	$16,549	$21,235	$(4,686)	$44,940	$58,738	$(13,798)

Total revenues	$70,448	$100,258	$(29,810)	$226,145	$283,916	$(57,771)

Communications Networking Product Group

Revenues in the communications networking product group decreased during the three and nine months ended September 30, 2009 compared to the same periods in 2008 due to decreased revenues from both submarkets within our communications networking product group. Both product groups were affected by continued economic weakness. The decreases in revenues from our traditional communications networking products were further driven by the maturity of the products within this group. The decline in revenues from our next-generation communications networking products was driven by the recognition of approximately $7.2 million in previously deferred revenues.

Commercial Products Group

Revenues in our commercial products group decreased for the three and nine months ended September 30, 2009, compared to the same periods in 2008. These decreases were driven by a decline in demand caused by general global economic weakness in all of our submarkets including medical and test and measurement equipment. These declines were also affected by the maturity of our traditional products within our commercial products group.

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

Revenue by Geography

The following table outlines the percentage of revenues, by geographic region, for the three and nine months ended September 30, 2009 and 2008:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
North America	30.2%	33.0%	30.5%	30.7%
EMEA	23.6	37.2	27.2	38.6
Asia Pacific	46.2	29.8	42.3	30.7

Total	100.0%	100.0%	100.0%	100.0%

From a geographic perspective, for the three and nine months ended September 30, 2009 compared to the same periods in 2008 the percentage of non-US revenues by delivery destination increased as a percentage of total revenues and the percentage of revenues by region continued to shift from the EMEA region to the Asia Pacific region. Revenues from the EMEA region decreased by $20.7 million and $48.0 million during the three and nine months ended September 30, 2009, respectively. Revenues from the Asia Pacific region increased by $2.7 million and $8.4 million, respectively, for the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008. The shift in revenues from the EMEA region to the Asia Pacific region was largely driven by continued changes to our existing customers’ integration processes which have been transitioning to this region. Revenues from North America decreased by $11.9 million and $18.2 million during the three and nine months ended September 30, 2009, respectively. However, for the three and nine months ended September 30, 2009 the percentage of revenues from North America remained relatively flat. The decrease in overall revenues from North America is attributable to general economic weakness. We currently expect continued fluctuations in the percentage of revenue from each geographic region.

Gross Margin

Gross margin as a percentage of revenues increased by 2.7 percentage points, to 29.4% for the three months ended September 30, 2009 from 26.7% for the three months ended September 30, 2008. Gross margin as a percentage of revenues increased by 5.7 percentage points, to 30.6% for the nine months ended September 30, 2009 from 24.9% for the nine months ended September 30, 2008. The increase in gross margin as a percentage of revenues for the three and nine months ended September 30, 2009, compared to the same periods in 2008, was driven by favorable changes in our product mix, lower charges incurred for warranty and excess and obsolete inventories, and a reduction in charges related to the amortization of purchased technology. The favorable change in our product mix resulted from a larger percentage of overall revenues coming from our higher margin next-generation communications networks products. We incurred lower charges for excess and obsolete inventory primarily due to internal process improvements. Decreased charges for the amortization of purchased technology resulted from assets which have been fully amortized since the same periods in 2008, along with the extension of the useful lives of various intangible assets in the fourth quarter of 2008.

Research and Development

Research and development (“R&D”) expenses consist primarily of salary, bonuses and benefits for product development staff, and cost of design and development supplies and equipment, net of reimbursements for nonrecurring engineering services. R&D expenses decreased $1.9 million, or 15.7%, to $10.0 million for the three months ended September 30, 2009, from $11.9 million for the three months ended September 30, 2008. R&D expenses decreased $5.9 million, or 15.7%, to $31.7 million for the nine months ended September 30, 2009 from $37.6 million for the nine months ended September 30, 2008. This decrease, compared to the same periods in 2008, is primarily due to lower payroll costs, which resulted from restructuring activities undertaken during 2008 and 2009. The decrease was further driven by lower project costs and decreased incentive compensation and bonus costs.

Selling, General, and Administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of salary, commissions, bonuses and benefits for sales, marketing, executive and administrative personnel, as well as professional services and costs of other general corporate activities. SG&A expenses decreased by $1.8 million or 14.1%, to $11.0 million for the three months ended September 30, 2009 from $12.8 million for the three months ended September 30, 2008. SG&A expenses decreased by $4.6 million or 11.8%, to $34.1 million for the nine months ended September 30, 2009 from $38.7 million for the nine months ended September 30, 2008. This decrease was largely driven by decreased incentive compensation costs, followed by decreased travel and overall payroll costs. Our decreased payroll costs resulted from restructuring activities undertaken during 2008 and 2009.

Stock-based Compensation Expense

Stock-based compensation expense consists of amortization of stock-based compensation associated with stock options, restricted shares and shares issued to employees as a result of the employee stock purchase plan (“ESPP”). Stock-based compensation expense decreased by $389,000 or 16.4%, to $2.0 million for the three months ended September 30, 2009 from $2.4 million for the three months ended September 30, 2008. Stock-based compensation expense decreased by $720,000 or 9.7%, to $6.7 million for the nine months ended September 30, 2009 from $7.4 million for the nine months ended September 30, 2008. Stock based compensation decreased for the three and nine months ended September 30, 2009, as compared to the same periods in 2008, due to older share based payment awards becoming fully vested along with decreased costs of new awards, which were the result of our overall lower stock price.

We recognized stock-based compensation expense as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of sales	$283	$254	$832	$768
Research and development	579	746	1,807	2,343
Selling, general and administrative	1,127	1,378	3,833	4,315
Restructuring	—	—	234	—

Total	$1,989	$2,378	$6,706	$7,426

Intangible Assets Amortization

Intangible assets consist of purchased technology, patents and other identifiable intangible assets. Intangible assets amortization expense included within operating expenses was $647,000 and $1.3 million for the three months ended September 30, 2009 and 2008, respectively. Intangible assets amortization expense included within operating expenses was $1.9 million and $3.9 million for the nine months ended September 30, 2009 and 2008, respectively. Intangible assets amortization decreased due to the extension of the useful lives of various intangible assets in the fourth quarter of 2008. We perform reviews for impairment of the purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Restructuring and Other Charges

We evaluate the adequacy of the accrued restructuring and other charges on a quarterly basis. As a result, we record certain reclassifications and reversals to the accrued restructuring and other charges based on the results of the evaluation. Reversals are recorded in the period in which we determine that expected restructuring and other obligations are less than the amounts accrued. Tables summarizing the activity in the accrued liability for each restructuring event are contained in Note 6 — Accrued Restructuring and Other Charges of the Notes to the Consolidated Financial Statements.

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

First Quarter 2009 Restructuring. During the first quarter of 2009, we initiated a restructuring plan that included the elimination of 29 positions. The restructuring was initiated to align our costs with our annual operating plan. During the three months ended September 30, 2009, we incurred $4,000 in additional restructuring charges, which were comprised entirely of employee payroll related severance costs. During the nine months ended September 30, 2009 we incurred a total of $1.5 million in restructuring charges, which were comprised almost entirely of employee payroll related severance costs. Included in these costs were charges related to the modification of equity awards to certain employees included in this restructuring activity. We expect all activities associated with this restructuring to be completed by March 31, 2010.

Second Quarter 2009 Restructuring. During the second quarter of 2009, we initiated a restructuring plan that includes the elimination of 119 positions and the relocation of 11 employees as part of two strategic initiatives within manufacturing operations and engineering. As part of the initiative, we plan to transition to a fully outsourced manufacturing model, which will transfer remaining manufacturing from our manufacturing plant in Hillsboro, Oregon to our manufacturing partners in Asia. The plan also includes consolidating our North American research and development positions and programs, and specifically transferring current projects from our design center in Boca Raton, Florida, to other existing R&D centers. This transition is expected to be substantially complete by the third quarter of 2010. Total costs through the third quarter of 2009 totaled $3.2 million and consisted of accrued severance obligations, healthcare benefits, relocation incentives and related payroll taxes. The balance also includes legal expenditures as well as contract termination fees. We currently expect to incur approximately $400,000 in additional restructuring charges over the next 6 months associated with the second quarter 2009 restructuring plan. These additional charges are primarily related to employee relocation costs.

Interest Expense

Interest expense includes interest incurred on the convertible senior notes. Interest expense decreased $444,000 or 42.6%, to $598,000 for the three months ended September 30, 2009 from $1.0 million for the three months ended September 30, 2008. Interest expense decreased $2.1 million or 54.4%, to $1.8 million for the nine months ended September 30, 2009 from $3.9 million for the nine months ended September 30, 2008. The decrease in interest expense for the three and nine months ended September 30, 2009 compared to the same periods in 2008, was driven by the adoption of the Cash Conversion Subsections of ASC Subtopic 470-20 (“ASC 470-20”), during the first quarter of 2009, which resulted in the retrospective recognition of interest expense in the amount of $370,000 and $2.0 million for the three and nine months ended September 30, 2008, respectively. Refer to Note 8 – Convertible Debt in the Notes to Consolidated Financial Statements for further details of the interest costs resulting from our adoption of ASC 470-20.

Interest Income

Interest income decreased $428,000, or 70.7%, to $177,000 for the three months ended September 30, 2009 from $605,000 for the three months ended September 30, 2008. Interest income decreased $1.7 million, or 67.6%, to $828,000 for the nine months ended September 30, 2009 from $2.6 million for the nine months ended September 30, 2008. Interest income decreased as a result of a decline in the average yield on investment holdings. The decline in our average investment yield was driven primarily by lower reset interest rates associated with our ARS as well as a decline in earnings from our cash equivalents.

Income Tax Provision

We recorded a tax benefit of $646,000 and a tax expense of $871,000 for the three months ended September 30, 2009 and 2008, respectively. We recorded a tax provision of $39.1 million and a tax benefit of $739,000 for the nine months ended September 30, 2009 and 2008, respectively. We expect the effective tax rate for the year ended December 31, 2009 to increase from the effective tax rate for the year ended December 31, 2008. The anticipated increase in the effective tax rate is primarily due to discrete items related to the full valuation allowance against our U.S. net deferred tax assets and the revaluation of our Canadian net deferred tax assets. The establishment of a valuation allowance resulted in a $42.0 million tax expense while the revaluation of net Canadian tax assets resulted in a tax benefit of $3.2 million in the three months ended March 31, 2009. In the future, if we determine that it is more likely than not that we will realize our U.S. net deferred tax assets, we will reverse the applicable portion of the valuation allowance and recognize an income tax benefit in the period in which such determination is made.

See Note 11 — Income Taxes of the Notes to the Consolidated Financial Statements for more details regarding these discrete items.

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

Liquidity and Capital Resources

The following table summarizes selected financial information as of the dates indicated and for the nine months ended September 30, 2009 and 2008 and for the year ended December 31, 2008:

	September 30, 2009	December 31, 2008	September 30, 2008
	(Dollar amounts in thousands)
Cash and cash equivalents	$92,112	$73,980	$83,676
Short-term investments	$55,014	$—	$—
Long-term investments	$—	$51,213	$56,522

Cash and cash equivalents and investments	$147,126	$125,193	$140,198

Working capital	$135,736	$66,067	$79,292
Accounts receivable, net	$37,037	$45,551	$49,129
Inventories, net	$28,289	$29,450	$31,351
Accounts payable	$31,359	$34,123	$37,857
Revolving line of credit	$41,243	$39,800	$20,000
2023 convertible senior notes, net	$—	$—	$36,623
2013 convertible senior notes	$50,000	$50,000	$55,000
Days sales outstanding (A)	48	45	45
Days to pay (B)	60	48	50
Inventory turns (C)	6.8	10.0	8.9
Inventory turns — days (D)	54	44	41
Cash cycle time — days (E)	42	41	36

(A)	Based on ending net trade receivables divided by daily revenue (quarterly revenue, annualized and divided by 365 days).

(B)	Based on ending accounts payable divided by daily cost of sales excluding amortization of purchased technology (quarterly cost of sales, annualized and divided by 365 days).

(C)	Based on quarterly cost of sales excluding amortization of purchased technology, annualized divided by ending inventory.

(D)	Based on ending inventory divided by daily cost of sales excluding amortization of purchased technology (quarterly cost of sales, annualized and divided by 365 days).

(E)	Days sales outstanding plus inventory turns - days, less days to pay.

Cash and cash equivalents increased by $18.1 million to $92.1 million at September 30, 2009 from $74.0 million at December 31, 2008. Activities impacting cash and cash equivalents are as follows:

Cash Flows

	For the Nine Months Ended September 30,
	2009	2008
	(In thousands)
Cash provided by operating activities	$14,876	$23,224
Cash (used in) provided by investing activities	(2,135)	4,794
Cash provided by financing activities	5,249	5,063
Effects of exchange rate changes	142	73

Net increase in cash and cash equivalents	$18,132	$33,154

During the nine months ended September 30, 2009 and 2008, we used $2.4 million and $5.0 million, respectively, for capital expenditures. During the nine months ended September 30, 2009, capital expenditures consisted primarily of upgrades to our internal infrastructure along with expenditures associated with our transition to a fully outsourced manufacturing model. During the nine months ended September 30, 2008, capital expenditures were primarily associated with integrating the MCPD business as well as various purchases made to upgrade our internal infrastructure.

During the nine months ended September 30, 2009 and 2008, we received $4.0 million and $4.2 million, respectively, in proceeds from the issuance of common stock through our stock compensation plans.

Changes in foreign currency rates impacted beginning cash balances during the nine months ended September 30, 2009 by $142,000. Due to our international operations where transactions are recorded in functional currencies other than the U.S. Dollar, the effects of changes in foreign currency exchange rates on existing cash balances during any given period result in amounts on the consolidated statements of cash flows that may not reflect the changes in the corresponding accounts on the Consolidated Balance Sheets.

As of September 30, 2009 and December 31, 2008 working capital was $135.7 million and $66.1 million, respectively. Working capital increased by $69.6 million due primarily to the reclassification of our long-term investments and our ARS settlement right to short-term during the three months ended September 30, 2009. The Company’s working capital has also been positively impacted by cash flows from operations and financing activities.

Investments

Investments consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Short-term trading investments	$55,014	$—
Long-term trading investments	—	$51,213
UBS settlement right	$7,350	$11,071

	$62,364	$62,284

We currently hold investments in auction rate securities (“ARS”), the majority of which represent interests in collateralized debt obligations supported by pools of government-backed student loans with S&P AAA or Moody’s Aaa ratings at the time of purchase. During the first quarter of 2008, our portfolio of ARS investments experienced multiple failed auctions as the amount of securities submitted for sale exceeded the amount of purchase orders. An auction failure, which is not a default in the underlying debt instrument, occurs when there are more sellers than buyers at a scheduled interest rate auction date and parties desiring to sell their auction rate securities are unable to do so. During the fourth quarter of 2008, we accepted a settlement offer from our investment bank, UBS AG, associated with the failed auctions. Under the terms of the offer, we have the right to require the bank to repurchase at par value our ARS investments at any time between June 30, 2010 and June 30, 2012. As we plan to require UBS repurchase our ARS on June 30, 2010, these investments have been classified as short-term trading investments. For our ARS settlement right, we have elected the fair value option under GAAP for financial assets and financial liabilities.

We record our ARS investments and corresponding settlement right at fair value in accordance with GAAP for fair value measurements, using level 3 inputs, as defined in Note 3 — Fair Value of Financial Instruments to the Consolidated Financial Statements. We considered various inputs to estimate the fair value of our ARS investments at September 30, 2009, including the estimated time believed to allow the market for such investments to recover, projected estimates of future risk free rates, as well premiums designed to account for liquidity and credit risks associated with our ARS holdings.

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

Lines of Credit

Silicon Valley Bank

We have a secured revolving line of credit agreement with Silicon Valley Bank (“SVB”), dated as of August 7, 2008 (as amended, the “Revolving Credit Agreement”). The Revolving Credit Agreement provides us with a two-year secured revolving credit facility of $30.0 million, which is subject to a borrowing base and secured by our accounts receivable. Borrowings under the Revolving Credit Agreement bear interest at the prime rate, which was 3.25% as of September 30, 2009, or the LIBOR rate, which was 0.25% as of September 30, 2009, plus 1.25%, with either interest rate determined by our election. We are required to make interest payments monthly. We are further required to pay a commitment fee equal to 0.08% of the $30.0 million maximum borrowing limit on an annual basis, and to pay quarterly in arrears an unused facility fee in an amount equal to 0.375% per year of the unused amount of the facility. In addition, the Revolving Credit Agreement provides sub-facilities for letters of credit and foreign exchange contracts to be issued on our behalf.

The Revolving Credit Agreement requires us to make and maintain certain financial covenants, representations, warranties and other agreements that are customary in credit agreements of this type, which are disclosed in full in our annual report on Form 10-K for the year ended December 31, 2008. As of September 30, 2009, we had no outstanding balances on the line of credit or letters of credit issued on our behalf.

On November 4, 2009 we amended our Revolving Credit Agreement to extend the term of the line and modify certain terms within the agreement. See Note 16 – Subsequent Events to our consolidated financial statements and Item 5. Other Information in Part II. of this report for additional details about this amendment.

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

We accepted the offer and entered into a Credit Line Agreement (“the Credit Line”), including an Addendum to Credit Line Account Application and Agreement, with UBS Bank USA. The amount of interest we will pay under the Credit Line is intended to equal the amount of interest we would receive with respect to our auction rate securities and is currently set at T-Bill plus 1.20%, which will be subject market fluctuations. The borrowings under the Credit Line are payable upon demand; however, UBS Bank USA or its affiliates are required to provide to us alternative financing on substantially similar terms, unless the demand right was exercised as a result of certain specified events or the customer relationship between UBS Bank USA and us is terminated for cause by UBS Bank USA. As of September 30, 2009, we had an outstanding balance on the Credit Line in the amount of $41.2 million.

2013 Convertible Senior Notes

During February 2008, we offered and sold in a public offering pursuant to the shelf registration statement $55.0 million aggregate principal amount of 2.75% convertible senior notes due 2013 (the “2013 convertible senior notes”). Interest is payable semi-annually, in arrears, on each August 15 and February 15, beginning on August 15, 2008, to the holders of record at the close of business on the preceding August 1 and February 1, respectively. The 2013 convertible senior notes mature on February 15, 2013. Holders of the 2013 convertible senior notes may convert their notes into a number of shares of our common stock determined as set forth in the indenture governing the notes at their option on any day up to and including the business day prior to the maturity date. The 2013 convertible senior notes are initially convertible into 76.7448 shares of our common stock per $1,000 principal amount of the notes (which is equivalent to a conversion price of approximately $13.03 per share), subject to adjustment upon the occurrence of certain events. Upon the occurrence of a fundamental change, holders of the 2013 convertible senior notes may require us to repurchase some or all of their notes for cash at a price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any. In addition, if certain fundamental changes occur, we may be required in certain circumstances to increase the conversion rate for any 2013 convertible senior notes converted in connection with such fundamental changes by a specified number of shares of our common stock. The 2013 convertible senior notes are our general unsecured obligations and rank equal in right of payment to all of our existing and future senior indebtedness, and senior in right of payment to our future subordinated debt. Our obligations under the 2013 convertible senior notes are not guaranteed by, and are effectively subordinated in right of payment to all existing and future obligations of our subsidiaries and are effectively subordinated in right of payment to our future secured indebtedness to the extent of the assets securing such debt.

In connection with the issuance of the 2013 convertible senior notes, we entered into a capped call transaction with a hedge counterparty. The capped call transaction is expected to reduce the potential dilution upon conversion of the 2013 convertible senior notes in the event that the market value per share of our common stock, as measured under the terms of the capped call transaction, at the time of exercise is greater than the strike price of the capped call transaction of approximately $13.03. The strike price of the capped call transaction corresponds to the initial conversion price of the 2013 convertible senior notes and is subject to certain adjustments similar to those contained in the notes. The capped call transaction provides for net-share settlement in the event that the volume-weighted average price per share of our common stock on the settlement date exceeds the strike price of approximately $13.03 per share. In such event, the hedge counterparty would deliver to us a number of shares equal to a formula determined by the quotient resulting from (a) the shares being settled times the difference between the volume-weighted average price on the settlement date and the strike price of approximately $13.03 per share, divided by (b) the volume-weighted average price on the settlement date. If the volume-weighted average price on the settlement date equals or exceeds the cap price of $23.085 per share, the difference in (a) would be $23.085 minus $13.03, or $10.055. If the market value per share of our common stock exceeds the cap price of the capped call transaction of $23.085, as measured under the terms of the capped call transaction, the dilution mitigation under the capped call transaction will be limited, which means that there would be dilution to the extent that the then market value per share of our common stock exceeds the cap price of the capped call transaction. Although the capped call transaction covers approximately 4.2 million shares, in order to facilitate an orderly settlement process, the shares are divided into tranches of approximately 211,000 shares each, settling on the twenty consecutive trading days prior to the date of maturity of our convertible notes. Thus, on each settlement date, approximately 211,000 shares would be settled, assuming a volume-weighted average price on such settlement date of $23.085. Assuming volume-weighted average price of $23.085, the hedge counterparty would deliver to us approximately 91,904 shares on each settlement date, calculated as follows: 211,000 x ($23.085 – $13.03)/$23.085 = 91,904.

As of September 30, 2009 and December 31, 2008, we had outstanding 2013 convertible senior notes with a face value of $50.0 million. As of September 30, 2009 and December 31, 2008, the fair value of our 2013 convertible senior notes was $44.8 million and $26.9 million, respectively.

Contractual Obligations

The following summarizes our contractual obligations at September 30, 2009 and the effect of such on our liquidity and cash flows in future periods (in thousands).

	2009*	2010	2011	2012	2013	Thereafter
Future minimum lease payments	$1,143	$4,191	$2,492	$722	$727	$1,515
Purchase obligations(A)	30,548	1,100	—	—	—	—
Foreign-currency cash flow hedge contracts	9,694	—	—	—	—	—
2013 convertible senior notes	—	—	—	—	50,000	—
Interest on convertible senior notes	—	1,375	1,375	1,375	688	—

Total contractual obligations	$41,385	$6,666	$3,867	$2,097	$51,415	$1,515

*	Remaining three months.

(A)	Purchase obligations include agreements or purchase orders to purchase goods or services that are enforceable and legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. These purchase obligations are entered into in the ordinary course of business and are expected to be funded by cash flows from continuing operations.

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

Liquidity Outlook

We believe that our cash and cash equivalents of $92.1 million at September 30, 2009, the cash generated from operations and our line of credit facility will satisfy our short and long-term expected working capital needs, capital expenditures, stock repurchases, and other liquidity requirements associated with our existing business operations even if we are required to hold our ARS until maturity. Capital expenditures are expected to range from $1.0 million to $1.5 million per quarter.

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

Interest Rate Risk. We invest excess cash in debt instruments of the U.S. Government and its agencies, and those of high-quality corporate issuers. We attempt to protect and preserve our invested funds by limiting default, market, and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely affected due to a rise in interest rates while floating rate securities may produce less income than expected if interest rates decline. Due to the short duration of most of the investment portfolios, an immediate 10% change in interest rates would not have a material effect on the fair value of our investment portfolio. Additionally, interest rate changes affect the fair market value but do not necessarily have a direct impact on our earnings or cash flows. Therefore, we would not expect our operating results or cash flows to be affected, to any significant degree, by the effect of a sudden change in market interest rates on the securities portfolio. The estimated fair value of our interest bearing investments at September 30, 2009 and December 31, 2008 was $70.6 million and $66.2 million, respectively. The effect of an immediate 10% change in interest rates would not have a material effect on our operating results or cash flows.

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

Based on our policy, we have established a foreign currency exposure management program which uses derivative foreign exchange contracts to address nonfunctional currency exposures. In order to reduce the potentially adverse effects of foreign currency exchange rate fluctuations, we have entered into forward exchange contracts. These hedging transactions limit our exposure to changes in the U.S. Dollar/Canadian Dollar exchange rate, and as of September 30, 2009 the total notional or contractual value of the contracts we held was $9.7 million. These contracts will mature over the next 20 months.

Holding other variables constant, a 10% adverse fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Canadian Dollar would require an adjustment of $1.0 million, reversing our hedge asset and creating a hedge liability as of September 30, 2009, in the amount of $382,000. A 10% favorable fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Canadian Dollar would result in an adjustment of $1.0 million and increase our total hedge asset as of September 30, 2009, to $1.7 million. We do not expect a 10% fluctuation to have any impact on our operating results as the underlying hedged transactions will move in an equal and opposite direction. As of September 30, 2009 our hedged positions are associated with our exposure to movements in the Canadian Dollar. If there is an unfavorable movement in the Canadian Dollar relative to our hedged positions this would be offset by reduced expenses, after conversion to the U.S. Dollar, associated with obligations paid for in the Canadian Dollar.

Convertible Notes. The fair value of our convertible senior notes is sensitive to interest rate changes as well as our common stock price. Interest rate changes would result in an increase or decrease in the fair value of our convertible notes due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our convertible senior notes in the open market, changes in the fair value of the convertible senior notes have no impact on our cash flows or Consolidated Financial Statements. The estimated fair value of the 2013 convertible senior notes was $44.8 million and $26.9 million at September 30, 2009 and December 31, 2008, respectively.

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

At the Annual Meeting of the Company’s shareholders (the “Annual Meeting”) held on August 18, 2009, the holders of the Company’s outstanding common stock took the actions described below. As of June 22, 2009, the record date for the Annual Meeting, 23,535,393 shares of our common stock were issued and outstanding and entitled to vote.

The shareholders elected each of C. Scott Gibson, Scott C. Grout, Ken J. Bradley, Richard J. Faubert, Dr. William W. Lattin, Kevin C. Melia, Carl W. Neun, and Lorene K. Steffes to the Company’s Board of Directors, by the votes indicated below, to serve for the ensuing year. The following table shows the vote tabulation for the shares represented at the meeting:

Nominee	Votes For	Votes Against	Votes Withheld	Broker Non-votes
C. Scott Gibson	20,381,182	—	1,070,272	—
Scott C. Grout	21,118,858	—	332,596	—
Ken J. Bradley	21,082,474	—	368,980	—
Richard J. Faubert	21,101,927	—	349,527	—
Dr. William W. Lattin	20,498,176	—	953,278	—
Kevin C. Melia	21,123,225	—	328,229	—
Carl W. Neun	21,144,996	—	306,458	—
Lorene K. Steffes	21,100,683	—	350,771	—

The shareholders also voted on the approval of the ratification of the Audit Committee’s appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009, as well as on the approval of an employee stock option exchange program and the amendment to the RadiSys Corporation 1996 Employee Stock Purchase Plan. The following table shows the vote tabulations for the shares represented at the meeting:

Proposal	Votes For	Votes Against	Abstain	Broker Non-votes
Appointment of KPMG LLP as independent auditors	21,187,941	94,966	168,547	—
Approval of an employee stock option exchange program	16,792,574	1,053,249	10,569	3,595,062
Approval of the amendment to the 1996 Employee Stock Purchase Plan	20,836,081	600,388	14,985	—

Item 5.	Other Information

On November 4, 2009, the Company amended its Revolving Credit Agreement, by entering into the Fifth Amendment to Loan and Security Agreement with SVB (the “Fifth Amendment”).

Pursuant to the Fifth Amendment, the Company and SVB agreed to extend the term of the Revolving Credit Agreement for another year, to September 30, 2011 and to amend the covenants surrounding the maximum allowable quarterly EBTIDA loss from $2.5 million to $3.0 million and remove the covenant prohibiting two consecutive quarterly EBITDA losses. The parties also modified the covenant surrounding capital expenditures, which are now required to not exceed $8.0 million in any fiscal year, down from a previous limit of $12.0 million.

The foregoing summary of the Fifth Amendment is not complete and is qualified in its entirety by reference to the Fifth Amendment, filed as Exhibit 10.4 to this report and is incorporated herein by reference.

Item 6.	Exhibits

(a)	Exhibits

Exhibit No	Description
10.1	RadiSys Corporation Employee Stock Purchase Plan, as amended through August 18, 2009. Incorporated by reference from Appendix A to the Company’s Proxy Statement on Schedule 14A , filed on July 6, 2009, SEC File No. 000-26844 09929350.

10.2	Amendment to RadiSys Corporation Long-Term Incentive Plan. Incorporated by reference from Exhibit 4.4 in the Company’s Registration Statement on Form S-8, filed on September 30, 2009, SEC File No. 333-162231.

10.3	Form of Award Agreement for Performance-Based Restricted Stock Units under the RadiSys Corporation Long-Term Incentive Plan. Incorporated by reference from Exhibit 4.5 in the Company’s Registration Statement on Form S-8, filed on September 30, 2009, SEC File No. 333-162231.

10.4*	Fifth Amendment to Loan and Security Agreement, dated August 7, 2008, between the Company and Silicon Valley Bank, dated as of November 4, 2009.

10.5*	Amended and Restated Executive Severance Agreement, dated December 22, 2008, between the Company and Brian Bronson.

10.6*	Amended and Restated Executive Change of Control Agreement dated December 22, 2008 between the Company and Brian Bronson.

10.7*	Amended and Restated Executive Change of Control Agreement dated December 24, 2008 between the Company and Scott C. Grout.

10.8*	Amended and Restated Executive Severance Agreement, dated December 24, 2008, between the Company and Scott Grout.

10.9*	Code Section 409A Amendment to Offer Letter, dated December 31, 2008, between the Company and Christian Lepiane.

10.10*	Amended and Restated Executive Change of Control Agreement dated December 31, 2008 between the Company and Christian Lepiane.

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADISYS CORPORATION

Dated: November 6, 2009	By:	/S/ SCOTT C. GROUT
Scott C. Grout
President and Chief Executive Officer

Dated: November 6, 2009	By:	/S/ BRIAN BRONSON
Brian Bronson
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No	Description
10.1	RadiSys Corporation Employee Stock Purchase Plan, as amended through August 18, 2009. Incorporated by reference from Appendix A to the Company’s Proxy Statement on Schedule 14A , filed on July 6, 2009, SEC File No. 000-26844 09929350.

10.2	Amendment to RadiSys Corporation Long-Term Incentive Plan. Incorporated by reference from Exhibit 4.4 in the Company’s Registration Statement on Form S-8, filed on September 30, 2009, SEC File No. 333-162231.

10.3	Form of Award Agreement for Performance-Based Restricted Stock Units under the RadiSys Corporation Long-Term Incentive Plan. Incorporated by reference from Exhibit 4.5 in the Company’s Registration Statement on Form S-8, filed on September 30, 2009, SEC File No. 333-162231.

10.4*	Fifth Amendment to Loan and Security Agreement, dated August 7, 2008, between the Company and Silicon Valley Bank, dated as of November 4, 2009.

10.5*	Amended and Restated Executive Severance Agreement, dated December 22, 2008, between the Company and Brian Bronson.

10.6*	Amended and Restated Executive Change of Control Agreement dated December 22, 2008 between the Company and Brian Bronson.

10.7*	Amended and Restated Executive Change of Control Agreement dated December 24, 2008 between the Company and Scott C. Grout.

10.8*	Amended and Restated Executive Severance Agreement, dated December 24, 2008, between the Company and Scott Grout.

10.9*	Code Section 409A Amendment to Offer Letter, dated December 31, 2008, between the Company and Christian Lepiane.

10.10*	Amended and Restated Executive Change of Control Agreement dated December 31, 2008 between the Company and Christian Lepiane.

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith