Form 10-K
period 2009-12-31
RADISYS CORP
filed 2010-03-15
CIK 873044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based upon the closing price of the NASDAQ Global Select Market on June 30, 2009 of $9.04) of the Registrant at that date was approximately $169,194,864. For purposes of the calculation executive officers, directors and holders of 10% or more of the outstanding common stock are considered affiliates.

Number of shares of common stock outstanding as of March 12, 2010: 24,004,292

DOCUMENTS INCORPORATED BY REFERENCE

None.

RADISYS CORPORATION

FORM 10-K

i

PART I

Item 1.	Business

General

RadiSys Corporation is a leading provider of application-ready software and hardware platforms for use in the communications, multi-media, military and aerospace (“military/aerospace”), and medical markets. RadiSys’ innovative and market leading technologies help equipment manufacturers and network operators bring the most advanced products and services to market faster and more economically. Unless required by context, or as otherwise indicated, “we,” “us,” “our” and similar terms, as well as references to the “Company” and “RadiSys” refer to RadiSys Corporation and include all of our consolidated subsidiaries.

Our Markets

We provide application-ready software and hardware platforms to the following two markets:

•

Communications networks—The communications networks market is comprised of two product categories: next-generation and legacy/traditional communication networking products. Included in our next-generation communications product group are Advanced Telecommunications Computing Architecture (“ATCA”) and media server products. Included in our legacy/traditional product group are our legacy/traditional wireless products and all other communications networks revenues that are not included in the next-generation communications group.

We enable the following applications in the ATCA market:

•	IP Multimedia Subsytem (IMS)

•	IP Video (IPTV)

•	Military Communications:

•	Command and Control Stations

•	Secure Networking

•	Portable and In-Vehicle Computers

•	Mobile Data (3G, 4G, LTE)

•	Mobile Video

•	Mobile Voice (2G-4G)

•	Voice over Internet Protocol (“VoIP”) (Gateways)

•	Voice Quality Enchancement (VQE)

•	Wireless Data (WiMax, Femtocell)

We enable the following applications in the media server market:

•	Audio Conferencing

•	Call Center

•	Enterprise Voice Services

•	Network Voice Services

•	Unified Messaging

•	Video Services

•	Voice Quality Enchancement (VQE)

•	Commercial—The commercial market consists primarily of solutions and systems for the medical imaging, test and measurement, and military/aerospace submarkets. Specific applications include:

•	Medical Imaging: X-Ray machines, MRI scanners, CT scan imaging equipment and ultrasound equipment;

•	Test and Measurement: network and logic analyzers, network and production test equipment;

•	Military/aerospace: ruggedized terminals, small unmanned ground vehicles and other military applications.

Market Drivers

We believe there are a number of fundamental drivers for growth in our target markets, including:

•

The increasing desire by original equipment manufacturers (“OEMs”) to utilize standards-based, merchant-supplied modular building blocks and platforms to develop their systems. We believe more OEMs will see the advantage of combining their internal development efforts with merchant-supplied building blocks and platforms from partners like RadiSys to deliver a larger number of more valuable new products to get to market faster at a lower total cost.

•

The high network traffic growth in data and video. High traffic growth in the network will require high density, high speed, high performance systems. RadiSys’ ATCA 10G and 40G systems provide 2 to 10 times the density over legacy/traditional systems.

•

The industry structure is changing in that Telecommunications Equipment Manufactures (“TEMs”) are focusing more on applications and network operations, while operators and carriers are focusing more on service delivery and content delivery. RadiSys is benefiting from these market shifts and is providing more platforms to TEMs.

•

Continued emergence, growth and evolution of applications utilizing 4G or long term evolution (“LTE”), worldwide inter- operability for microwave access (“WiMAX”) networks, Femtocell Gateways, VoIP, IP Communications, Mobile Video, Video Gateways, Video Conferencing, IPTV, IP IVR/ Voice-to-text, IP Messaging, Network Surveillance, Network Security, Military/aerospace and Packet Inspection, all of which are supported by ATCA.

Our Solutions

We provide our customers with advanced infrastructure platforms that enable them to focus their resources and development efforts on their key areas of differentiation, while allowing them to provide higher value systems with a time-to-market advantage at a lower total cost.

Our customers select our solutions because we provide:

Leading, high-performance technology. We have been the first to market with many technological advancements such as the industry’s first 10G and 40G common managed platforms, and we are a leader in areas such as IP conferencing and COM Express new product development. Our design capabilities extend to media processing and central processing units (“CPUs”), graphics processing units and network processing units (“NPUs”), digital signal processing and integrated software managed platforms, such as media and application servers, as well as many other areas.

Experienced technical resources. Our research and development staff has extensive experience in designing embedded hardware and software solutions. Our customers benefit from the broad array of standards-based solutions that our research and development staff continues to develop and support.

Reduced time to market. We offer standards-based, ready-made solutions such as ATCA and media server solutions for the communications networks market and COM Express solutions for the commercial market. These standards-based solutions combined with our strong technical resources provide our OEM customers with more flexibility and reduced time-to-market than if they developed these solutions internally.

Broad portfolio of products. Our product lines include a large portfolio of solutions including fully integrated platforms and application-ready systems with software content. Our market leading product portfolio addresses a large range of customer requirements and applications. We believe that over time many of our customers will increasingly rely on a smaller set of suppliers who can address a broader set of their solution needs.

Our Strategy

To build market leadership in standards-based advanced infrastructure platforms in our target markets. We believe this strategy enables our customers to focus their resources and development efforts on their key areas of competency, allowing them to provide higher value systems with a time-to-market advantage and a lower total cost. We are currently the leading vendor in ATCA, IP Media Servers as well as COM Express solutions. We intend to continue to invest significant research and development and sales and marketing resources to build our presence in these market segments.

To develop our offering of higher value platform solutions. Historically, the majority of our revenues had been from the sale of stand-alone boards or blades. We have spent considerable resources developing application-ready platform solutions that incorporate complete hardware systems and software developed by us. We intend to increasingly focus our development efforts on moving further up the software stack, positioning us to provide more complete application-ready platforms that provide more value for our customers. These platforms provide an additional revenue opportunity for us, and we believe revenues from these products have the potential to generate higher average selling prices and higher gross margins than those provided from the sale of boards or blades alone.

To expand our global customer base. We continue to expand the number of customers that we work with, particularly as more customers become aware of the benefits of standards-based solutions. Our global reach allows us to market our solutions to most of the leading system vendors in our target markets. We are also expanding our customer base through entrance into adjacent markets like military/aerospace.

To explore new partnerships and strategic acquisitions as a means to build leadership in our target markets. We continue to investigate partnerships and strategic relationships, which can expand the number of solutions we offer and increase our market reach. We also continue to evaluate potential acquisition opportunities to acquire new capabilities, which can help us achieve our strategic goals. For example, in the last four years, we acquired Convedia Corporation or Convedia®, a closely-held vendor of IP media servers, and certain assets of the Modular Communications Platform Division (“MCPD”) business from Intel Corporation (“Intel”), which included ATCA and compact peripheral component interconnect (“PCI”) product lines.

Strategic Progress

•

Market Share—We achieved significant traction in Next Generation ATCA and Media Server platforms, which strengthened our #1 market share position in these target markets. During the year, we announced our new market leading ATCA 40G and enhanced Media Server products.

•

Design Wins—Our Next Generation platforms have been designed into over fifty different programs during the past two years across dozens of compelling new applications including 3G, 4G/LTE, Femtocell Gateway, Wimax, VoIP, IP Communications, Mobile Video, Video Gateways, Video Conferencing, IPTV, IP IVR/ Voice-to-text, IP Messaging, Network Surveillance, Network Security, Defense and Packet Inspection.

•

Customers—We are now selling Next Generation products into many of the largest and most innovative communications customers in the market. Our Next Generation products are sold to 8 of the top 10 Conference Service Providers (“CSPs”), nine of the top ten (tier one) TEMs, and to more than three dozen different TEMs worldwide.

•

Growing ASPs—We increased our Average Selling Prices (“ASPs”) by ten times, comparing our legacy/traditional board businesses with our Next Generation platforms business, where platforms sell for between $20,000 and $70,000 per platform.

•

Next Generation Growth—We almost tripled our Next Generation revenues over the past two years, growing from $36 million in 2007 to over $100 million in 2009. Gross margin percentages on our Next Generation platforms are in the mid forties and are approximately 20 percentage points higher than our Legacy products.

•

Asia Presence—We significantly grew our presence in Asia with a 39% increase in revenue and 87% growth in R&D and Operations employees in Asia over the past two years. During 2009, we also doubled the size of our R&D facility in Shanghai, China.

Our Products

We design a broad range of products at different levels of integration:

•	complete application-ready platforms for communications networks such as 10G and 40G ATCA platforms and carrier grade media servers (“Media Servers”) with significant software content;

•	embedded subsystems and functional platforms using ATCA, COM Express and customer-specific proprietary platforms;

•	compute, input/output (“I/O”), storage, inter-networking media processing and packet processing solutions; and

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

We believe standards-based solutions provide our customers a number of fundamental benefits. First, by using ready-made solutions rather than ground-start custom-designs, our customers can achieve significantly shorter product development intervals and faster time-to-market. Second, we believe our customers can achieve a lower total cost by using solutions that are leveraged across multiple applications rather than a single-use proprietary solution. The benefit to RadiSys is that by offering standards-based solutions, we believe we have the opportunity to address a wider range of new market opportunities than with one-off, custom-designs. We believe this ability to reuse designs gives us more leverage and makes our business and investment model more scalable. Finally, we believe this standards-based model will allow us to provide more integrated and higher value solutions to our customers than we have typically delivered under a custom-design model. In many cases RadiSys will optimize its standard products to best suite the needs of a particular customer or application. This has the dual benefit of giving customers a higher value solution and as well as making RadiSys a better choice for the application over the longer term. These higher value solutions should provide more product content and drive higher average selling prices and therefore more total revenue opportunity for our products.

We have three primary product families: Convedia® Media Servers (“CMS”), ATCA—Promentum®, and Commercial—Procelerant ™.

Convedia® Media Servers

Our line of market leading IP media server products enables innovation and differentiation by providing powerful, reusable and highly scalable multimedia processing platforms for the VoIP and IMS telecommunication and enterprise markets. Together with products by our solution partners, our media server family of products supports the next generation of feature rich, application-ready, high-value services that combine the best of the Internet and telecommunications worlds.

Our media server family of products consolidates the functions of traditional announcement servers, interactive voice response units, audio and video conference bridges, messaging platforms and speech platforms into a single, multi-service, open standards-compliant solution for network and enhanced services media processing. Our media servers share identical control interfaces, media processing features and management capabilities. The many features and benefits of our media servers allow our customers to increase revenues through delivery of new and innovative services, while reducing capital and ongoing operational costs. Our media server family of products includes three product choices that can address varying requirements and price points.

Convedia CMS-9000 Media Server. The RadiSys CMS–9000 media server provides a standards–based Multimedia Resource Function (“MRF”) that can be shared across a broad range of IMS applications from multiple application suppliers. Increased processing power and I/O throughput results in dramatic performance improvements for XML–based IVR and messaging applications, while expanding multi–service versatility for numerous IMS applications, including multimedia conferencing, IP Centrex, ringback tones, IP contact centers, video communications, and complex audio/video transcoding. The CMS–9000 media server provides industry–leading scalability and flexibility. Capacity can be increased through additional media processing cards, while innovative Digital Signal Processing (“DSP”), CPU and security accelerator cards provide hardware–level tuning based on application requirements.

Convedia CMS-3000 Media Server. The CMS-3000 media server consolidates the functions of traditional announcement and recording servers, audio and video conference bridges, interactive voice response units (IVR/VRU), messaging equipment and speech platforms onto a single, economical, purpose-built platform for delivering any enhanced service in your IP telephony data center.

Convedia Software Media Server. The Convedia Software Media Server extends RadiSys media processing technology into a flexible software-only product, providing enterprise VoIP and IMS solution vendors with additional platform and deployment options. A single entry-level Convedia Software Media Server deployment can economically support a broad range of Enterprise VoIP applications including IP PBX, IP Contact Centers, VoiceXML-based IVR, Unified Messaging, or voice/video enterprise-wide conferencing. Convedia Software Media Server can be deployed on commercial-off-the-shelf Linux appliance or blade servers, as well as the RadiSys Promentum platform.

During 2009 and at the beginning of 2010, we had the following significant developments associated with our media server line of products.

•

We announced the Integrated Mobile Media Server (“IMMS”), enhancing Mobile Service Providers’ ability to grow new revenues from the explosion of 3G mobile video services and emerging 4G LTE deployments. IMMS is a packet-based service delivery system that offers scale economies to enhance Mobile Service Providers’ ability to generate profitable mobile service revenues beyond flat-rate data plans. The IMMS delivers two-way and N-way conversational video services, while also enhancing one-way streaming services, thereby shifting the point of service monetization back into the Mobile Service Providers’ domain. In addition, by consolidating disparate service processing equipment into a single, cost-efficient carrier-class network element, the IMMS will reduce the overall costs for mass-market deployment of 3G and 4G/LTE mobile services.

•

We were awarded a key new design win for our media server product line with an existing Tier 1 customer in China. This award was for an integrated media processing platform that will be used by mobile service providers to deliver advanced 3G video services.

•

We announced the addition of new 3G features for our media server product family enabling two-way interactive mobile video. RadiSys media servers offer a broad range of IP video processing features for video telephony applications including mobile video conferencing, video ringback tones, video mail and interactive voice and video response (“IVVR”). With the addition of new media processing capabilities, the RadiSys media servers can now support a service provider’s 3G video processing needs with one common VoIP infrastructure.

•

We were awarded new media server business with a Tier 1 North American customer for an interactive voice response (“IVR”) front end IP teleconferencing service application. This application will use our full featured software media server product.

•

We were awarded our first media server business with a targeted new Tier 1 customer in Asia. This award was for a WiMax application in the customer’s home market. We believe that this initial win will enable further media server business with this customer in its end markets.

•

The RadiSys CMS was named the media server market leader for the fifth consecutive year by Infonetics in its report, “Service Provider VoIP Equipment and Subscribers: Quarterly Worldwide Market Share and Forecasts.” RadiSys captured 47% of the total media server market in 2008.

•

We introduced Voice Quality Enhancement features for our media server products that will improve voice quality in VoIP conferencing applications. This new feature set recently received the 2009 NGN Leadership Award from NGN (Next Generation Networks) Magazine, a Technology Marketing Corporation publication.

ATCA Product Family—Promentum®

Our ATCA product family includes a fully integrated, application-ready platform as well as a set of modular building blocks all configurable for a wide variety of applications. Going beyond simple building blocks, our ATCA strategy delivers a common managed platform for network element and dataplane applications, which offers a significant benefit to our customers. Utilizing the same managed platform for a variety of applications, TEMs can reduce overall development time and significantly reduce development, lifecycle and equipment costs.

Promentum® SYS-6010. The foundation of our ATCA portfolio is an industry leading platform with 10G switching to handle high-throughput applications. The RadiSys ATCA SYS-6010 is a 10 Gigabit Ethernet platform that integrates with a multitude of state-of-the-art building blocks such as:

•	10G switch and control module

•	Dual/multi-core compute modules

•	High density media resource modules

•	High throughput packet processing modules

•	Advanced Mezzanine Card (“AMC”) carrier-based line card modules and a comprehensive choice of AMCs

Building Blocks. TEMs can design their own unique communications solutions using RadiSys’ broad range of award-winning building blocks in conjunction with the RadiSys SYS-6010 or with other ATCA hardware. These building blocks include carrier blades, chassis, disk modules, line cards, and processing and switch modules.

Platform Software. RadiSys and our ecosystem partners provide a full complement of platform software, including operating systems, middleware, shelf management, and data path management.

During 2009 we had the following significant developments associated with our ATCA line of products.

•

We announced our ATCA 40G initiative, our 4th generation of ATCA products that are designed to support the next generation of high bandwidth applications. This fully integrated platform features the latest technology in the industry, incorporating a 40G backplane and switching capability. As telecom TEMs focus on building next generation network infrastructures, including 4G and Broadband, the RadiSys ATCA 40G platform will provide them with the next-generation switching, power and cooling they require.

•

We partnered with Aricent and 6WIND to deliver application-ready platforms for the LTE evolved packet core (“EPC”). Through this collaboration, we can deliver its market-proven ATCA platform, a comprehensive LTE signaling stack and efficient data path software in one fully integrated solution that lowers development risk for TEMs and reduces time-to-market by as much as 18 months.

•

We were awarded new ATCA business in messaging, deep packet inspection (“DPI”) security gateway, VoIP probe, session border controller (“SBC”) and unmanned aerial vehicles (“UAV”). Specifically, the messaging win was of notable size with a new large Tier 1 TEM for RadiSys in North America. The UAV win is related to a project for a new customer for a universal ground control station for unmanned aerial reconnaissance drones. We were also awarded new ATCA business in network security appliance, 3G wireless appliance, Packet Data Serving Node (“PDSN”) and Wireless Access Gateway (“WAG”) applications. These wins, which were particularly strong in Asia and North America, included full platform solutions with both Tier 1 and Tier 2 TEMs.

•

Our ATCA 4500 10 Gigabit compute processing module was production released in the second quarter and deployed in customer trial networks in the third quarter. This product is ideal for control plane and server functions for LTE wireless infrastructure, DPI, internet protocol television (“IPTV”), IP multimedia subsystems and military/aerospace applications.

•

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

•	Our ATCA platforms began field deployment into a top North American wireless carrier for a new 3G Femtocell application.

•

Our newly announced ATCA 4500 processing blade that uses the new Intel Xeon processor 5500 series started shipping in production volumes. We were also awarded new ATCA 4500 business for security appliance and PDSN applications from customers in Japan and China.

•

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

Commercial Product Line—Procelerant™

Blades and Boards. Our COM Express blades and boards are designed for embedded applications that require a standard processor and memory subsystem, but also modular flexibility to retain key design level IP on a separate carrier board. COM Express products are based on modular computing solutions. COM Express is a standard that provides a bridge from legacy interfaces such as PCI and integrated drive electronics (“IDE”) to new serial differential signaling technologies such as PCI Express, Serial ATA, USB 2.0, LVDS, and Serial

DVO. Because they are modular and standards-based, our COM Express products help equipment manufacturers shorten their time to market and reduce development costs. By making processor, chipset and memory modular and independent of the rest of the system design, manufacturers can focus engineering resources on developing differentiating features and avoid the design churn that comes with implementing new processor generations.

Embedded Servers. Also in the commercial product family are our embedded servers that specialize in meeting the needs of specific applications that are designed to be the brains of a larger integrated system. Examples of systems that incorporate embedded servers include medical imaging systems, high performance test and measurement instruments, telecommunications “appliances,” and military imaging and signal processing systems.

During 2009 we had the following significant developments associated with our Commercial line of products.

•

We announced the release of our CEQM57 COM Express module, utilizing the new Intel® Core™ i5 and i7 processors and the Mobile Intel QM57 Express chipset. The CEQM57 COM Express high performance module features improved PCI Express bandwidth, graphics, storage and security features that directly impact compute intensive applications. These modules are ideally suited for medical imaging, communications, military-aerospace and test and measurement applications that require high levels of performance. RadiSys will deliver the CEQM57 module in a Type 2 and Type 3 pin-out, enabling customers to easily upgrade from their previous generation module. In addition, the CEQM57 module can support error-correcting code (ECC) for applications where memory integrity is critical. By releasing the CEQM57 COM Express Module in lock-step with the Intel® Core™ i5 and i7 processors and Mobile Intel® QM57 Express chipset, RadiSys enables design engineers to save months of development time and reduce overall time-to-market.

•

We were awarded sizable new COM Express business by a leading enterprise service provider in North America for a network switch application. We also won new COM Express business in the third quarter in a wide variety of applications including military, Session Border Controller and touch panel home automation systems. Further, we also won new rack mount server medical imaging business with an existing Tier 1medical customer.

•

We won embedded rackmount server business with an existing Tier 1 medical customer. In addition, during the second quarter of 2009, we won new COM Express business in a wide variety of applications such as military, IP Gateway, Network Analyzer, aircraft video, entertainment and law enforcement.

•

We announced a new image processing embedded server with high processing performance targeted at medical imaging, industrial automation and test and measurement applications. We also announced a new ruggedized extended temp COM Express module targeted at industrial automation, transportation, military/aerospace and government applications using ultra low-power Intel Atom processors. In addition, we announced an PICO-ITX single board computer for portable and handheld devices for medical, gaming, ticketing and test and measurement applications.

Segments

RadiSys is one operating segment as determined by the way that management makes operating decisions and assesses RadiSys’ financial performance. See Note 18 — Segment Information of the Notes to the Consolidated Financial Statements for segment information.

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

Customers

Our customers include many leading system makers in a variety of end markets. Examples of these customers include: AAI, Agilent Technologies, Alcatel Lucent, Arrow Electronics, Aspect Telecom, Avaya, Bigband Networks, British Telecom, Cisco Systems, Comverse Network Systems (“Comverse”) a division of Comverse Technology, Danaher Diebold, G.E. Healthcare, Global Crossing, HP, Huawei Technologies Co., IBM, IP Access, iRobot, Italtel, Kineto Wireless, LG Nortel, Miltope, Mindray, Motorola, Nanjing Linuoruite, Nokia Siemens Networks, Nortel Networks (“Nortel”), Okaya (end customer Fujitsu), PGi (formerly Premiere Global), Philips Healthcare, Qwest, Siemens Medical, Tellabs, Tomen (end customer NEC), UTStarcom, Viasat, Webex, West Corporation, and ZTE.

Our five largest customers, accounting for approximately 64.6% of revenues in 2009 are listed below with an example of the type of application which incorporates RadiSys products:

Customer	Application
Danaher (A)	Scopes, logic analyzers, network probes and monitoring equipment
Okaya (end customer Fujitsu)	3G wireless infrastructure equipment
Miltope	Ruggedized terminals
Nokia Siemens Network	2, 2.5, and 3G wireless infrastructure equipment, conferencing
Philips Healthcare	Cardiovascular, surgical, and medical imaging equipment

(A)	Includes commercial product revenues sold through our distributor, NEI, for which Danaher is the end customer.

Nokia Siemens Networks was our largest customer in 2009 accounting for 45.9% of total 2009 revenues.

Technology, Research, Development and Engineering

We believe that our technology, research, development and engineering (“R&D”) expertise represents an important competitive advantage. Our R&D staff consisted of 276 engineers and technicians as of January 30, 2010. We currently have design centers located in the U.S, Canada, China and Malaysia.

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

Sales, Marketing, and Service

Our products are sold through a variety of channels, including direct sales, distributors and sales representatives. The total direct sales and marketing headcount was 97 as of January 30, 2010. We use our dedicated cross-functional teams to develop long-term relationships with our customers. Our cross-functional teams include sales, application engineering, marketing, program management, supply chain management and design engineering. Our teams collaborate with our customers to combine their development efforts in key areas of competency with our standards-based or perfect-fit solutions to achieve higher quality, lower development and product cost and faster time to market for their products.

We market and sell our products in North America, the EMEA region and the Asia Pacific region. EMEA includes Europe, the Middle East and Africa. In each of these geographic markets, products are sold principally through a direct sales force with our sales resources located in the U.S., Canada, Europe, Israel, China and Japan. In addition, in each of these geographies we make use of an indirect distribution model and sales representatives to access additional customers. In 2009, global revenues were comprised geographically of 32.9% from North America, 27.2 % from EMEA and 39.9 % from Asia Pacific. See Note 18—Segment Information of the Notes to the Consolidated Financial Statements for financial information by geographic area.

We believe that, along with providing our customers competitive time to market, low-cost and high-quality products our global services organization’s detailed involvement, beginning early in the product life-cycle, reduces our customer’s product risks. Service areas include warranty, repair, integration, training as well as product upgrades and enhancements in some our next-generation ATCA products.

Manufacturing Operations

Total manufacturing operations headcount was 222 as of January 30, 2010. For the year ended December 31, 2009 we manufactured approximately 15% of our own products. We have historically utilized a combination of internal and outsourced manufacturing. During 2009 we initiated a plan to complete our strategic goal of operating based on a fully outsourced manufacturing model. As part of this plan we have begun to transfer our remaining internally manufactured products from our plant in Hillsboro, Oregon to lower cost manufacturing partners in Asia. We expect the transition to be complete by the third quarter of 2010.

We utilize our offices in Shenzhen, China and Penang, Malaysia to oversee the manufacturing, integration and product testing efforts conducted by our contract manufacturing partners in these regions. Because many of our products typically have long life reliability requirements, they must undergo particularly rigorous stress testing. In addition, the oversight includes supply chain management as well as quality control.

We also have an integration facility in Burnaby, British Columbia, which is responsible for the final integration, testing and delivery of Media Server systems. This organization works closely with our contract manufacturer to oversee the manufacturing process and functionally test all hardware components of an end system.

Although many of the raw materials used in our internal and outsourced manufacturing operations are available from a number of alternative sources, some of these are obtained from a single supplier or a limited number of suppliers. We and our outsourced manufacturing partners contract with third parties for a continuing supply of the components used in the manufacture of our products. Some of the microprocessors and other components used in our products are made exclusively by Intel, and we obtain these microprocessors and other components from resellers, integrators, component manufacturers and contract manufacturers. Alternative sources of components that are procured from one supplier or a limited number of suppliers would be difficult to locate and/or it would require a significant amount of time and resources to establish and accommodate.

We increasingly rely on contract manufacturers for certain RadiSys products and expect to reach a fully outsourced manufacturing model by the third quarter of 2010. While our contract manufacturing agreements are on terms and conditions that we believe are customary for the industry and do not impart any rights of exclusivity and while our contract manufacturers do not supply any specialized know-how or intellectual property necessary to manufacture our products, alternative sources of manufacturing services for the RadiSys products, including transitioning the products, could require significant time and resources to establish. In addition, any decline in the quality of components supplied by our vendors or products produced by our contracting manufacturing partners could adversely impact our reputation and business performance.

Backlog

As of December 31, 2009, our backlog was approximately $51.4 million, compared to $34.4 million as of December 31, 2008. We include in our backlog statistic all purchase orders scheduled for delivery within 12 months.

Intellectual Property

We hold 32 U.S. and 26 foreign utility patents, three U.S. design patents and have two U.S. and four foreign patent applications pending. We also rely on trade secrets, know how and rapid time to market for protection and leverage of our intellectual property. We have from time to time been made aware of others in the industry who assert exclusive rights to certain technologies, usually in the form of an offer to license certain rights for fees or royalties. Our policy is to evaluate such claims on a case-by-case basis. We may seek to enter into licensing agreements with companies having or asserting rights to technologies if we conclude that such licensing arrangements are necessary or desirable in developing specific products.

Employees

As of January 30, 2010, we had 719 employees, of which 623 were regular employees and 96 were agency temporary employees or contractors. We are not subject to any collective bargaining agreement, have never been subject to a work stoppage, and believe that we have maintained good relationships with our employees.

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

We have adopted Corporate Governance Guidelines for our Board of Directors and a Code of Conduct and Ethics (“the Code”) for our Board of Directors, our Chief Executive Officer, principal financial and accounting officers and other persons responsible for financial management and our employees generally. We also have charters for the Audit Committee, Compensation and Development Committee, Nominating and Corporate Governance Committee of our Board of Directors. Copies of the above-referenced documents may be obtained on our website (www.radisys.com), and such information is available in print to any shareholder who requests it by contacting us at our corporate headquarters at (503)-615-1100. Information contained on the Company’s website is not included as part of, or incorporated by reference into, this report.

We also utilize a third party compliance website, EthicsPoint®, to provide our employees with at simple, risk-free way to anonymously and confidentially report actual or suspected activities that may involve financial or criminal misconduct or violations of the Code. This webpage is hosted on EthicsPoint’s secure servers and is not part of our website or intranet.

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

We do not guarantee future results, levels of activity, performance or achievements and we do not assume responsibility for the accuracy and completeness of these statements. The forward-looking statements contained in this Annual Report are made and based on information as of the date of this report. We assume no obligation to update any of these statements based on information after the date of this report.

Item 1A.	Risk Factors

There are many factors that affect our business and the results of our operations, many of which are beyond our control. The risks described in this Annual Report on Form 10-K for the year ended December 31, 2009, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Because of the significant percentage of our sales to certain customers, the loss of, or a substantial decline in sales to, a top customer could have a material adverse effect on our revenues and profitability.

For 2009, 2008 and 2007, we derived 64.6%, 59.7%, and 66.0%, respectively, of our revenues from our five largest customers during these periods. These five customers were Danaher, Nokia Siemens Networks, Philips Healthcare, Okaya (end customer Fujitsu) and Miltope, which each purchase a variety of products from us. During 2009, 2008 and 2007, revenues attributable to Nokia Siemens Networks were 45.9%, 43.5%, and 44.8%, respectively. Because of our significant customer concentration, our largest customers have additional pricing power over us. Further, a financial hardship experienced by, or a substantial decrease in sales to, any one of our customers could materially affect our revenues and profitability. Generally, our products are building blocks for our customers’ products and, in certain instances, our customers are not the end-users of our products. If any of these customers’ efforts to market the products we design and manufacture for them or the end products into which our products are incorporated are unsuccessful in the marketplace or if these customers experience a decrease in demand for such products, our design wins, sales and/or profitability will be significantly reduced. Furthermore, if these customers experience adverse economic conditions in the end markets into which they sell our products, we would expect a significant reduction in spending by these customers in addition to increasing our exposure to credit risk, which may limit our ability to collect. Some of these end markets are characterized by intense competition, rapid technological change and economic uncertainty and as such there is no guarantee that the revenues associated with the potential loss of a key customer will be replaced by the establishment of new business relationships. Our exposure to economic cyclicality and any related fluctuation in demand from these customers could have a material adverse effect on our revenues and financial condition.

Our ability, as well as our contract manufacturers’ ability, to meet customer demand depends largely on our ability to obtain raw materials and a reduction or disruption in the availability of raw materials could negatively impact our business.

The continued global economic contraction has caused many of our component suppliers to reduce their manufacturing capacity. As the global economy improves, our component suppliers are experiencing and will continue to experience supply constraints until they expand capacity to meet increased levels of demand. These supply constraints may adversely affect the availability and lead times of components for our products. Increased lead times mean we may have to forsake flexibility in aligning our supply to customer demand changes and increase our exposure to excess inventory since we may have to order material earlier and in larger quantities. Further, supply constraints will likely result in increased expedite and overall procurement costs as we attempt to meet customer demand requirements. In addition, these supply constraints may affect our ability, as well as our contract manufacturers’ ability, to meet customer demand and thus result in missed sales opportunities and a loss of market share, negatively impacting revenues and our overall operating results.

Our projections of future revenues and earnings are highly subjective and may not reflect future results which could cause volatility in the price of our common stock.

We have several contracts with most of our major customers but these contracts do not commit them to purchase a minimum amount of our products. These contracts generally require our customers to provide us with forecasts of their anticipated purchases. However, our experience indicates that customers can change their purchasing patterns quickly in response to market demands, changes in their management or strategy, among other factors, and therefore these forecasts may not be relied upon to accurately forecast sales. From time to time we provide projections to our shareholders and the investment community of our future sales and earnings. Since we do not have long-term purchase commitments from our major customers and the customer order cycle is short, it is difficult for us to accurately predict the amount of our sales and related earnings in any given period. Our projections are based on management’s best estimate of sales using historical sales data, information from customers and other information deemed relevant. These projections are highly subjective since sales to our customers can fluctuate substantially based on the demands of their customers and the relevant markets. Our period to period revenues have varied in the past and may continue to vary in the future. Unanticipated reductions in purchase orders from our customers may also result in us having to write off excess or obsolete inventory. In addition and as stated above, we have a high degree of customer concentration. Any significant change in purchases by any one of our large customers can significantly affect our sales and profitability.

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

The growth of our business is dependent in part on successfully implementing our international expansion strategy.

During 2009, we launched two significant strategic initiatives within manufacturing operations and engineering. As part of the initiatives, we plan to transition to a fully outsourced manufacturing model, which will transfer remaining manufacturing from our manufacturing plant in Hillsboro, Oregon to our contract manufacturing partners in Asia. The plan also includes consolidating our North American research and development positions and programs and expanding our research and development operations in Shanghai, China. As part of this expansion in China, we have doubled our engineering space and have begun increasing headcount in that location.

Both of these strategic initiatives increase our international presence, which along with our existing international operations involve risks inherent in doing business on an international level. These risks include the following:

•	difficulties in managing operations due to distance, language, and cultural differences;

•	different or conflicting laws and regulations;

•	accounting (including managing internal control over financial reporting in our non-U.S. subsidiaries), tax and legal complexities arising from international operations;

•	burdensome regulatory requirements and unexpected changes in these requirements, including data protection requirements;

•	political and economic instability;

•	fluctuations in currency exchange rates; and

•	different laws and regulations surrounding taxes and their potentially adverse consequences.

Our foreign currency exchange risk management program reduces, but does not eliminate, the impact of currency exchange rate movements. If we cannot manage our international operations successfully, our business, results of operations and financial condition could be adversely affected.

Our customers and suppliers are exposed to risks associated with the worldwide economic downturn and financial turmoil that could adversely affect their payment of our invoices or the continuation of their businesses at the same level.

The businesses of many of our customers and suppliers are exposed to risks related to the current economic environment. A number of our customers and suppliers have been and may continue to be adversely affected by the worldwide financial turmoil, disruptions to the capital and credit markets and decreased demand for their products and services. In the event that any of our large customers or suppliers, or a significant number of smaller customers and suppliers, are adversely affected by these risks, we may face disruptions in supply, further reductions in demand for our products and services, failure of customers to pay invoices when due and other adverse effects that may have a material adverse effect on our business, financial condition and operating results.

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

Our revenue growth expectations for our next-generation products are highly dependent upon successful ramping of our design wins. The time between when we achieve a design win with a customer and when we begin shipping to that customer at production levels generally has been shortened with our standards-based model. In some cases there is no time in between when a design win is achieved and when production level shipments begin. With many new design wins with our ATCA platforms and our COM Express module’s, customers may require us to provide customization to our products. In addition, customers may require significant time to port their own applications to our systems. Customization of our products as well as porting of customer specific applications can take six to twelve months and in some circumstances can be as long as 24 months. After that, there is an additional time lag from the start of production ramp to peak revenue. Not all design wins ramp into production and, even if a design win ramps into production, the volumes derived from such projects may be less than we had originally estimated. Customer projects related to design wins are sometimes canceled or delayed, or can perform below original expectations, which can adversely impact anticipated revenues and profitability. In particular, the volumes and time to production ramp associated with new design wins depend on the adoption rate of new technologies in our customers’ end markets, especially in the communications networking sector. Program delays or cancellations could be more frequent during times of meaningful economic downturn. Should technologies such as Voice over IP, IP Multimedia Subsystem, 3G and 4G wireless technologies, IPTV, advanced multimedia applications, Femtocell applications and other emerging technologies not be adopted as fast as we or our customers anticipate, actual volumes from new design wins may be lower than we are expecting, which could adversely affect our revenue growth and gross margin expectations.

Our business depends on conditions in the communications networks and commercial systems markets. Demand in these markets can be cyclical and volatile, and any inability to sell products to these markets or forecast customer demand due to unfavorable or volatile market conditions could have a material adverse effect on our revenues and gross margin.

We derive our revenues from a number of diverse end markets, some of which are subject to significant cyclical changes in demand. In 2009, we derived 78.5% and 21.5% of our revenues from the communications networks and commercial systems markets, respectively. In 2008, we derived 79.2% and 20.8% of our revenues from the communications networks and commercial systems markets, respectively. In 2007, we derived 76.7% and 23.3% of our revenues from the communications networks and commercial systems markets, respectively. We believe that our revenues will continue to be derived primarily from these two markets. Communications networks revenues include, but are not limited to, sales to Alcatel Lucent, Avaya, Bigband Networks, British Telecom, Cisco Systems, Comverse, Global Crossing, Huawei Technologies Co., IBM, IP Access, Italtel, Kineto Wireless, LG Nortel, Motorola, Nanjing , NEI (end customer Danaher), Nokia Siemens Networks, PGi (formerly Premiere Global), Qwest, Samsung, Tellabs, Tomen (end customer NEC), Viasat, Webex, West Corporation, and ZTE. Commercial systems revenues include, but are not limited to, sales to AAI Textron, Agilent Technologies, Arrow Electronics, Danaher, Diebold, GE Healthcare, HP, IBM, iRobot, Miltope, Mindray, Philips Healthcare, and Siemens Medical. Generally, our products are building blocks for our customers’ products and, in certain instances, our customers are not the end-users of our products. If our customers experience adverse economic conditions in the end markets into which they sell our products, we would expect a significant reduction in spending by our customers. Some of these end markets are characterized by intense competition, rapid technological change and economic uncertainty. Our exposure to economic cyclicality and any related fluctuation in customer demand in these end markets could have a material adverse effect on our revenues and financial condition. We are expanding into applications either through new product development projects with our existing customers or through new customer relationships, but no assurance can be given that this strategy will be successful.

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

Because of the limited number of direct and indirect suppliers, or in some cases, one supplier, for some of the components we and our contract manufacturers use, as well as the limited number of contract manufacturers who supply a majority of our products, a loss of a supplier, a decline in the quality of these components, a shortage of any of these components, or a loss or degradation in performance of a contract manufacturer could have a material adverse effect on our business or our profitability.

There are only a limited number of direct and indirect suppliers, or in some cases, only one supplier, for a continuing supply of the components we and our contract manufacturers use in the manufacture of our products and any disruption in supply could adversely impact our financial performance. For example, Intel is the only indirect supplier of some microprocessors and other components used in our products. We obtain these microprocessors and other components from resellers, integrators, component manufacturers and contract manufacturers. Alternative sources of components that are procured from one supplier or a limited number of suppliers could be difficult to locate and/or would require a significant amount of time and resources to establish. We have in the past experienced and may in the future experience difficulty obtaining adequate quantities of key components used in certain of our products, which have resulted and may result in delayed or lost sales. In addition, current economic conditions expose us to an increased risk of vendor insolvency, which, given our reliance upon a limited supply base, could result in an inability to procure adequate quantities of materials and components to meet our customers’ demand and/or ability to procure the quality of materials and components our customers require.

We have almost completed the transition to a fully outsourced model of manufacturing. In 2009, contract manufacturers provided approximately 85% of all of our unit volume, most of which was attributable to Foxconn and Jabil. Furthermore, we intend to continue transferring manufacturing capabilities to our contract manufacturers in the future, and there is no guarantee that these transitions will be successful and timely. In addition, if these third party manufacturers fail to adequately perform, our revenues and profitability could be adversely affected. Among other things, inadequate performance by our contract manufacturers could include the production of products that do not meet our quality standards or schedule and delivery requirements and could cause us to manufacture products internally or seek additional sources of manufacturing. Additionally, if our contract manufacturers are responsible for a patent or copyright infringement (including through the supply of counterfeit parts), we may or may not be able to hold them responsible and we may incur costs in defending claims or providing remedies. Such infringements may also cause our customers to abruptly discontinue selling the impacted products, which would adversely affect our net sales of those products, and could affect our customer relationships more broadly. In addition, alternative internal or external sources of manufacturing for our products could require significant time and resources to establish or transition.

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

We face competition in the design of embedded solutions from a number of sources. Our principal competition remains the internal design resources of our own customers. Many of our customers retain the ability to design embedded solutions in-house. In order to achieve design wins and receive subsequent orders from these customers, we must convince them of the benefits associated with using our design services and solutions rather than solutions designed by their in-house personnel. While we believe that many of our customers will increase the proportion of their solutions sourced from merchant suppliers, we will need to continue to demonstrate the benefits of our solutions relative to similar products that could be developed by our customers’ internal personnel in order to successfully execute our strategy. In addition, consolidation of our customers can cause material changes in their use of third parties to realize new product designs.

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

We have shifted our business from predominately perfect fit (custom) solutions to more standards-based products, such as ATCA, IP Media Servers, and COM Express. This required substantial expenditures for R&D and if this strategy is not successful, our long-term revenues, profitability and financial condition could be materially and adversely affected

We have shifted our business from predominately perfect fit or custom solutions, to more standards-based solutions, such as ATCA, IP Media Server, and COM Express products. We believe that over the next several years customers will continue to increasingly design their embedded computing platforms around standards-based architectures and increasingly source embedded solutions from third-party suppliers, such as RadiSys. However, there can be no assurance that this strategy will be successful. In addition, the current state of the economy could further delay or prolong the transition or adoption of standards-based products. During 2009, this strategy required us to make substantial expenditures for R&D in new technologies, which were reflected as current expenses in our financial statements.

There is no assurance that these new products and technologies will be accepted by all of our customers and, if accepted, how large the market will be for these products or what the timing will be for any meaningful revenues. Customers may choose not to use standards-based products to the extent, or in the timeframe that we are projecting. If customers continue to use perfect fit architectures when designing their systems, we may not be well positioned to receive orders for such projects, or if we do receive such orders, they may not be profitable given our operational focus on standards-based solutions.

If we are unable to successfully develop and sell standards-based products to our customers, our revenues, profitability and financial condition could be materially adversely affected. Additionally, if we successfully develop standards-based products we may incur incremental R&D expenses as we tailor the standards-based products for our customers. Furthermore, we are building standards-based products to meet industry standards that define the basis of compatibility in the operation and communication of a system supported by different vendors. These standards constantly change and new competing standards emerge. The development or adaptation of products and technologies requires us to commit financial resources, personnel and time significantly in advance of sales. In order to compete, our decisions with respect to those commitments must accurately anticipate, sometimes two years or more in advance, both future demand and the technologies that will gain market acceptance to meet that demand. If we are unable to accurately anticipate future demand and the technologies that will gain market acceptance, or appropriately allocate personnel and financial resources to meet such demand, our revenues, profitability and financial condition could be materially adversely affected.

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

In 2009, 2008, and 2007, as measured by delivery destination, we derived 0.9%, 1.6% and 2.1%, respectively, of our revenues from Canada and Mexico, 27.2%, 37.0% and 40.6%, respectively, of our revenues from EMEA and 39.9%, 30.5% and 26.8%, respectively, from Asia Pacific. For the year ended December 31, 2009, approximately 85% of our unit volume consisted of products manufactured by our Asian contract manufacturing partners. Continuing this trend, during 2009 we continued to globally diversify our operations and began our transition to a fully outsourced manufacturing model. As part of this plan we have begun to transfer our remaining internally manufactured products from our plant in Hillsboro, Oregon to lower cost manufacturing partners in Asia. As a result of all these activities, we are subject to worldwide economic and market conditions risks generally associated with global trade, such as fluctuating exchange rates, tariff and trade policies, domestic and foreign tax policies, foreign governmental regulations, political unrest, wars and other acts of terrorism and changes in other economic conditions. These risks, among others, could adversely affect our results of operations or financial position. Additionally, some of our sales to overseas customers are made under export licenses that must be obtained from the U.S. Department of Commerce. Protectionist trade legislation in either the United States or other countries, such as a change in the current tariff structures, export compliance laws, trade restrictions resulting from war or terrorism, or other trade policies could adversely affect our ability to sell or to manufacture in international markets. Additionally, U.S. federal and state agency restrictions imposed by the Buy American Act or the Trade Agreement Act may apply to our products manufactured outside the United States. Furthermore, revenues from outside the United States are subject to inherent risks, including the general economic and political conditions in each country. As a result of the recent financial crisis and tightening of the credit markets, our customers and suppliers may face issues gaining timely access to sufficient credit, which could impair our customers’ ability to make timely payments to us and could cause key suppliers to delay shipments and face serious risks of insolvency. These risks, among others, could adversely affect our results of operations or financial position.

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

Changes to the inputs used to value our share based awards could adversely affect our operating results.

We are required to recognize the fair value of stock options and other share-based payment compensation to employees as compensation expense in the statement of income. Option pricing models require the input of highly subjective assumptions, including stock price volatility, expected life and forfeiture rate of such options. We base our estimates on historical experience as well as other assumptions management believes to be reasonable under the circumstances at the time of updating our assumptions. Accordingly, actual results may differ significantly from these estimates, which could have a material impact on our financial position and results of operations. Given the unpredictable nature and current significant volatility of the “Black-Scholes” variables and other management assumptions such as number of options to be granted, underlying strike price and associated income tax impact, share based payment costs may differ from estimates as well as increase in future periods.

Total share-based compensation expense decreased for the year end December 31, 2009, as compared to the year ended December 31, 2008, however our stock price volatility has increased during the fourth quarter of 2009, which along with unfavorable changes in the other assumptions used to value our share-based payment arrangements could result in future increased compensation costs. Any such increase will be driven by significant fluctuations to the inputs used in applying our Black-Scholes valuation model, which may have a material impact on our operating results.

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

As of December 31, 2009, we had 2.7 million outstanding stock options awarded to our employees with an average grant price of $12.91. In addition, approximately 55% of outstanding options were issued at a price above the closing price of our stock on December 31, 2009. If our stock price continues to decline, our stock option program will become ineffective as an incentive to retain key employees.

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

As of December 31, 2009, we had 1.3 million outstanding stock options awarded to our executive management team with an average grant price of $12.96. As the average grant price of our outstanding options is greater than our current stock price, our stock option program may become less effective as an incentive to retain our current management team.

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

Sales of a substantial number of shares of our common stock or other equity-related securities in the public markets could depress the market price of our common stock, and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock. As of December 31, 2009, we had $50.0 million aggregate principal amount of our 2013 convertible senior notes outstanding. The price of our common stock could be affected by possible sales of our common stock by investors who view convertible notes as a more attractive means of equity participation in our company and by hedging or arbitrage trading activity which we expect to occur involving our common stock.

The capped call transaction may affect the value of our common stock and any desired dilution mitigation will be limited to the extent that our stock price remains below $23.08 per share.

The capped call transaction, which we entered into with a hedge counterparty in connection with the issuance of our 2013 convertible senior notes, is expected to reduce the potential dilution upon conversion of the 2013 convertible senior notes in the event that the market value per share of our common stock, as measured under the terms of the capped call transaction, at the time of exercise is greater than the strike price of the capped call transaction, which corresponds to the initial conversion price of the notes and is subject to certain adjustments similar to those contained in the 2013 convertible senior notes. Because the maximum number of shares deliverable under the capped call transaction is less than the number of shares issuable upon conversion of the 2013 convertible senior notes, we refer to this effect as “dilution mitigation.” If, however, the market value per share of our common stock exceeds the cap price of the capped call transaction of $23.08 per share, as measured under the terms of the capped call transaction, no additional shares would be delivered under the capped call transaction, and correspondingly, the dilution mitigation under the capped call transaction will be limited, which means that there would be dilution to the extent that the then market value per share of our common stock exceeds the cap price of the capped call transaction.

In connection with hedging the capped call transaction, the hedge counterparty or its affiliates:

•	expect to purchase our common stock in the open market and/or enter into various derivatives and/or enter into various derivative transactions with respect to our common stock; and

•	may enter into or unwind various derivatives and/or purchase or sell our common stock in secondary market transactions.

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

The effect, if any, of any of these transactions and activities on the market price of our common stock will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the value of our common stock. For further information regarding the mechanics of our capped call transaction refer to our discussion in the Liquidity and Capital Resources section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

If the economic viability of our investment bank (UBS AG) deteriorates, we may incur permanent impairment charges which could negatively affect our financial condition, cash flow and reported earnings

We currently hold investments in auction rate securities (“ARS”), the majority of which represent interests in collateralized debt obligations supported by pools of government-backed student loans with S&P AAA or Moody’s Aaa ratings at the time of purchase. During the first quarter of 2008, our portfolio of ARS investments experienced multiple failed auctions as the amount of securities submitted for sale exceeded the amount of purchase orders. An auction failure, which is not a default in the underlying debt instrument, occurs when there are more sellers than buyers at a scheduled interest rate auction date and parties desiring to sell their auction rate securities are unable to do so. During the fourth quarter of 2008, we accepted a settlement offer from our investment bank, UBS AG, associated with the failed auctions. Under the terms of the offer, we have the right to require the bank to repurchase at par value our ARS investments at any time between June 30, 2010 and June 30, 2012. As we plan to require UBS to repurchase our ARS on June 30, 2010, these investments have been classified as short-term investments. For our ARS settlement right, we have elected the fair value option for financial assets and financial liabilities.

We record our ARS investments and corresponding settlement right at fair value in accordance with GAAP for fair value measurements, using level 3 inputs, as defined in Note 3—Fair Value of Financial Instruments of the Notes to the Consolidated Financial Statements. We considered various inputs to estimate the fair value of our ARS investments at December 31, 2009, including the estimated time believed to allow the market for such investments to recover, projected estimates of future risk free rates, as well premiums designed to account for liquidity and credit risks associated with our ARS holdings.

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

Our 2013 convertible senior notes have a conversion price of equivalent to $13.03 per share. Upon conversion of our 2013 convertible senior notes, some or all of the ownership interests of existing shareholders may be diluted. Although the capped call transaction is expected to reduce potential dilution upon conversion of our 2013 convertible senior notes, the conversion of our 2013 convertible senior notes could still have a dilutive effect on our earnings per share to the extent that the price of our common stock exceeds the cap price of $23.08 per share for the capped call. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the anticipated conversion of our 2013 convertible senior notes into shares of our common stock could depress the price of our common stock.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Information concerning our principal properties at December 31, 2009 is set forth below:

Location	Type	Principal Use	Square Footage	Ownership
Hillsboro, OR	Office & Plant	Headquarters, marketing, manufacturing, distribution, research and engineering	129,885	Leased
	Land	Held for sale	214,664	Owned
Boca Raton, FL	Office	Marketing, research and engineering	26,211	Leased
Burnaby, Canada	Office	Marketing, research and engineering	29,081	Leased
Des Moines, Iowa	Office	Marketing, research and engineering	12,655	Leased
Dublin, Ireland	Office	Marketing and distribution	1,658	Leased
Penang, Malaysia	Office	Manufacturing support, research and engineering	18,164	Leased
Shanghai, China	Office	Research and engineering	24,078	Leased
Shenzhen, China	Office	Manufacturing support	857	Leased

We also lease sales offices in the United States located in San Diego, California and Marlborough, Massachusetts. We have international sales offices located in Munich, Germany, Tokyo, Japan and Shanghai, China. As noted in the above properties, we own a parcel of land adjacent to our Hillsboro, Oregon facility, which was acquired for future expansion but is currently held for sale.

Item 3.	Legal Proceedings

None.

Item 4.	Reserved

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “RSYS.” The following table sets forth, for the periods indicated, the highest and lowest sale prices for the common stock, as reported by the NASDAQ Global Select Market.

	High	Low
2009
Fourth Quarter	$10.10	$7.50
Third Quarter	9.71	6.80
Second Quarter	9.45	5.76
First Quarter	8.00	4.30

2008
Fourth Quarter	$8.94	$4.01
Third Quarter	12.69	7.72
Second Quarter	10.70	8.02
First Quarter	14.00	8.95

The closing price as reported on the NASDAQ Global Select Market on March 12, 2010 was $8.90 per share. As of March 12, 2009, there were approximately 269 holders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our outstanding common stock is held of record in broker “street names” for the benefit of individual investors.

Dividend Policy

We have never paid any cash dividends on our common stock and do not expect to declare cash dividends on the common stock in the foreseeable future. Our ability to pay dividends is restricted by our policy as well as the covenants arising from our line of credit agreement with Silicon Valley Bank. As such, we plan to retain all of our earnings to finance future growth.

Stock Price Performance Graph

The following graph sets forth our total cumulative shareholder return as compared to the return of the S&P 500 Index, the NASDAQ Index, the NASDAQ Computer Manufacturers Index, and the NASDAQ Telecommunications Index for the period of December 31, 2004 through December 31, 2009. The graph reflects the investment of $100 on December 31, 2004 in our stock, the S&P 500 Index, the NASDAQ Index, and in published industry indices.

Historically, we have included the S&P 500 Index as well as the NASDAQ Computer Manufacturers Index in our performance graph. For the year ended December 31, 2009 for comparison purposes, we have also included the NASDAQ Index and NASDAQ Telecommunications Index, which we intend to use going forward. Due to changes in our business model over the past several years, we now believe these indices provide a better comparison between the performance of our stock and that of other companies in our line of business and broader market.

Total return also assumes reinvestment of dividends. As noted above, we have never paid dividends on our common stock. Historical stock price performance should not be relied upon as indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among RadiSys Corporation, the S&P 500 Index, the NASDAQ Index,

the NASDAQ Computer Manufactures Index,

and the NASDAQ Telecommunications Index

	Cumulative Total Return
	12/2004	12/2005	12/2006	12/2007	12/2008	12/2009
RadiSys	100.00	88.74	85.31	68.58	28.30	48.87
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
NASDAQ Composite	100.00	101.41	114.05	123.94	73.43	105.89
NASDAQ Computer Manufacturers	100.00	95.36	119.65	146.69	70.51	133.37
NASDAQ Telecommunications	100.00	91.66	119.67	132.55	77.09	107.17

Item 6.	Selected Financial Data

	For the Years Ended December 31,
	2009	2008 (A)	2007 (A)	2006 (A)	2005 (A)
	(In thousands, except per share data)
Consolidated Statements of Operations Data
Revenues	$304,273	$372,584	$325,232	$292,481	$260,234
Gross margin	92,822	96,083	71,838	78,956	76,836
Income (loss) from operations	(2,192)	(76,464)	(28,124)	(22,229)	13,788
Income (loss) from continuing operations	(42,567)	(67,262)	(21,150)	(16,346)	12,877
Net income (loss)	(42,567)	(67,262)	(21,150)	(16,346)	12,877
Net income (loss) per common share:
Basic	$(1.81)	$(2.98)	$(0.97)	$(0.77)	$0.64
Diluted	$(1.81)	$(2.98)	$(0.97)	$(0.77)	$0.63
Weighted average shares outstanding (basic)	23,493	22,552	21,883	21,158	20,146
Weighted average shares outstanding (diluted)	23,493	22,552	21,883	21,158	20,588

	December 31,
	2009	2008(A)	2007(A)	2006(A)	2005(A)
	(In thousands)
Consolidated Balance Sheet Data
Working capital	$140,438	$66,067	$66,573	$161,575	$249,159
Total assets	277,034	309,026	394,843	385,471	374,454
Long term obligations, excluding current portion	52,565	52,989	3,585	87,976	84,107
Total shareholders’ equity	129,717	157,468	222,974	230,052	227,769

(A)	As adjusted due to the implementation of the cash conversion subsections of ASC Topic 470-20 “Debt with Conversion and Other Options—Cash Conversion.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading provider of application-ready software and hardware platforms for use in the communications, multi-media, military/aerospace and medical markets. RadiSys’ innovative and market leading technologies help equipment manufacturers and network operators bring the most advanced products and services to market faster and more economically. Our product offerings include our media server products, ATCA products and Commercial products. We enable our customers to focus their resources and development efforts on their key areas of differentiation, while allowing them to provide higher value systems with a time-to-market advantage at a lower total cost.

Financial Results—Total revenue was $304.3 million, $372.6 million and $325.2 million in 2009, 2008 and 2007, respectively. Backlog was approximately $51.4 million, $34.4 million and $33.8 million at December 31, 2009, 2008 and 2007, respectively. Backlog includes all purchase orders scheduled for delivery within 12 months. The decrease in revenues during 2009 compared to 2008 was driven by decreased revenues in all of our product groups. The increase in revenues during 2008 compared to 2007 was due to increases in revenues in the communications networks market of $45.4 million along with increased revenues of $2.0 million in the commercial systems market.

Gross margins as a percentage of revenues were 30.5%, 25.8% and 22.1% for 2009, 2008 and 2007, respectively. The increase in gross margin as a percentage of revenues was driven by favorable changes in our product mix, a reduction in the amortization of purchased technology, and lower charges incurred for warranty and excess and obsolete inventories. The favorable change in our product mix resulted from a larger percentage of overall revenues coming from our higher margin next-generation communications networks products. Amortization of purchased technology decreased by $7.9 million during 2009 from 2008. This was driven by assets which have become fully amortized over the past two years, which accounted for $4.9 million of the decrease, along with the extension of the useful lives of various intangible assets in the fourth quarter of 2008, which resulted in a decrease of $3.1 million in amortization costs. In addition, we incurred lower charges for excess and obsolete inventory primarily due to the continued realization of internal process improvements during 2009.

During the year ended December 31, 2009, we also incurred in the first quarter a $42.0 million charge associated with the establishment of a full valuation allowance against our U.S. net deferred tax assets. We recognize deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, including our projected three year U.S. cumulative pre-tax book loss and taxable loss, we concluded that a full valuation allowance should be recorded against our U.S. net deferred tax assets during 2009.

Net loss was $42.6 million, $67.3 million, $21.2 million in 2009, 2008 and 2007, respectively. Net loss per share was $1.81, $2.98 and $0.97 for 2009, 2008 and 2007, respectively. The decrease in net loss during 2009 from 2008, was due primarily to the absence of goodwill impairment charges, which totaled $67.3 million during 2008. This was offset by increased income tax provisions during 2009 driven primarily by the establishment of our deferred tax valuation allowance in the amount of $42.0 million.

Cash and cash equivalents amounted to $100.7 million and $74.0 million at December 31, 2009 and December 31, 2008, respectively. The increase in cash and cash equivalents was primarily due to operating cash flows in the amount of $25.4 million and financing cash flows of $6.0 million. These positive cash flows were partially offset by cash outflows from investing activities in the amount of $4.8 million. Investing cash outflows were driven by capital expenditures primarily related to upgrades and expansion of our internal infrastructure as well as costs due to our transition to a fully outsourced manufacturing model. Our investments, which include our ARS settlement right, remained relatively consistent and totaled $62.2 million at December 31, 2009 and

$62.3 million at December 31, 2008. Decreases in our investments were driven by changes in the variables of our valuation model along with sales of ARS during 2009. These decreases were almost fully offset by increases in the value of our ARS settlement right during 2009.

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

Accrued Warranty

We provide for the estimated cost of product warranties at the time revenue is recognized. Our standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time, which is generally 24 months after shipment. The workmanship of our products produced by contract manufacturers is covered under warranties provided by the contract manufacturer for a specified period of time ranging from 12 to 15 months. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our estimated warranty obligation is based upon ongoing product failure rates, internal repair costs, contract manufacturing repair charges for repairs not covered by the contract manufacturer’s warranty, average cost per call and current period product shipments. If actual product failure rates, repair rates, service delivery costs, or post-sales support costs differ from our estimates, revisions to the estimated warranty liability would be required. Additionally, we accrue warranty costs for specific customer product repairs that are in excess of our warranty obligation calculation described above. Accrued warranty reserves are included in other accrued liabilities in the accompanying Consolidated Balance Sheets.

Long-Lived Assets

Our long-lived assets include definite-lived intangible assets and property and equipment. The net balance of our definite-lived intangible assets and property and equipment at December 31, 2009 amounted to $10.7 million and $9.9 million, respectively.

Intangible assets, net of accumulated amortization, primarily consist of acquired patents, completed technology, technology licenses, trade names and customer lists. Intangible assets are being amortized on a straight-line basis over estimated useful lives ranging from one to ten years. Property and equipment, net of accumulated depreciation, primarily consists of office equipment and software, manufacturing equipment, leasehold improvements and other physical assets owned by us. Property and equipment are being depreciated or amortized on a straight-line basis over estimated useful lives ranging from one to 15 years. We assess impairment of intangible assets and property and equipment whenever conditions indicate that the carrying values of the assets may not be recoverable.

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

Income Taxes

Income tax accounting requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. We record a valuation allowance to reduce deferred tax assets to the amount expected to “more likely than not” be realized in our future tax returns. To the extent that we determine that we will not be able to realize all or part of our net deferred tax assets in the future, we adjustment the valuation allowance accordingly. The net deferred tax assets amounted to $16.8 million as of December 31, 2009. We have considered future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would increase the valuation allowance and make a corresponding charge to earnings in the period in which we make such determination. Likewise, if we later determine that we are more likely than not to realize the net deferred tax assets, we would reverse the applicable portion of the previously provided valuation allowance. All future reversals of the valuation allowance would result in a benefit in the period recognized.

Allowance for Doubtful Accounts

We have a relatively small set of multinational customers that typically make up the majority of our accounts receivable balance. Our allowance for doubtful accounts is determined using a combination of factors to ensure that our trade receivables balances are not overstated. We record reserves for individual accounts when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, our estimates of the recoverability of receivables would be further adjusted. At December 31, 2009, 30.8% of our accounts receivable was due from our largest customer. If one of these large customers or a number of our smaller customers files for bankruptcy or otherwise is unable to pay the amounts due to us, the current allowance for doubtful accounts may not be adequate. During the years ended December 31, 2009 and 2008, there were no significant account balances reserved for and during 2009 the allowance for doubtful accounts decreased by $4,000 as a result of the write-off of previously specifically-identified account balances.

We maintain a non-specific bad debt reserve for all customers based on a variety of factors, including the length of time receivables are past due, trends in overall weighted average risk rating of the total portfolio, macroeconomic conditions, significant one-time events and historical experience. Typically, this non-specific bad debt reserve amounts to approximately 1% of quarterly revenues.

Accrued Restructuring and Other Charges

Because we have a history of paying severance benefits, expenses associated with exit or disposal activities are recognized when probable and estimable.

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

Revenue Recognition

We recognize revenue when the earnings process is complete, as evidenced by the following revenue recognition criteria: an agreement with the customer; fixed pricing; transfer of title and risk of loss; and that the collectibility of the resulting receivable is reasonably assured. When a sales arrangement contains multiple elements, such as hardware and software products, licenses and/or services, we allocate revenue to each element based on its relative fair value, or for software, based on vendor specific objective evidence (“VSOE”) of fair value. In the absence of fair value for a delivered element, we first allocate revenue to the fair value of the undelivered elements and the residual revenue to the delivered elements. Where the fair value for an undelivered element cannot be determined, we defer revenue for the delivered elements until the undelivered elements are delivered or if support is the only undelivered element, revenue is recognized ratably over the service period of the support. We limit the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services or subject to customer-specified return or refund privileges. We enter into contracts to sell our products and services, and, while the majority of our sales agreements contain standard terms and conditions under which we recognize revenue upon shipment of product, infrequently we enter into agreements that contain non-standard terms and conditions. Non-standard terms and conditions can include, but are not limited to, customer acceptance criteria or other post-delivery obligations. As a result, significant contract interpretation is sometimes required to determine the appropriate timing of revenue recognition. The components of total revenues were as follows (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Hardware	$278,907	$356,228	$310,001
Software royalties and licenses	17,878	10,382	9,440
Software maintenance	3,326	3,093	2,876
Engineering and other services	4,162	2,881	2,915

Total revenues	$304,273	$372,584	$325,232

Hardware

Under our standard terms and conditions of sale, we transfer title and risk of loss to the customer at the time product is shipped to the customer and revenue is recognized accordingly, unless customer acceptance is uncertain or significant obligations remain. We reduce revenue for estimated customer returns for rotation rights as well as for price protection rights according to agreements with our distributors. The amount of revenues derived from these distributors as a percentage of total revenues was 17.5%, 15.2% and 9.9% for the years ended December 31, 2009, 2008 and 2007, respectively.

The software content included in hardware products such as our ATCA systems, certain MCPD products and CMS solutions are considered to be more than incidental and our ATCA arrangements generally include multiple elements such as hardware, technical support services as well as specified software upgrades or enhancements. As such, the revenue associated with these products is recognized in accordance with applicable software revenue recognition criteria.

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

Software maintenance

Software maintenance services are recognized as earned on the straight-line basis over the terms of the contract. The fair value of our post-contract support has been determined by renewal rates within our support agreements as well as the actual amounts charged to customers for renewal of their support services.

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

•

Undelivered elements of an arrangement—Certain software sales include specified upgrades and enhancements to an existing product. Revenue for such products is deferred until the future obligation is fulfilled.

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

Stock-based Compensation

Equity instruments are granted to employees, directors and consultants in certain instances, as defined in the respective plan agreements. In 2009, 2008, and 2007, we issued stock options, restricted stock units under our 2007 stock plan and long-term incentive plan (“LTIP”) and stock under employee stock purchase plan (“ESPP”).

We continue to use the Black-Scholes model to measure the grant date fair value of stock options and ESPP shares. The grant date fair value of stock options that are expected to vest is recognized on a straight-line basis over the requisite service period, which is equal to the option vesting period, which is generally three years. The grant date fair value of ESPP shares that are expected to vest is recognized on a straight-line basis over the requisite service period, which is generally 18 months, subject to modification at the date of purchase due to the ESPP look-back feature. The grant date fair value of restricted stock units granted under our 2007 stock plan and LTIP is equal to the closing price of our shares as quoted on the NASDAQ Global Select Market on the date of grant. The grant date fair value of restricted stock issued under our 2007 stock plan that are expected to vest is recognized on a straight-line basis over the requisite service period, which is three years. The estimate of the number of options, ESPP shares, restricted stock unit awards issued under our 2007 stock plan expected to vest is determined based on historical experience.

The grant date fair value of restricted stock units issued under our LTIP that are expected to vest is recognized ratably over the service period of the award. The service period of restricted stock units issued under our LTIP is equal to the period of time over which performance objectives underlying the awards are expected to be achieved. The estimate of the number of restricted stock units, issued under our LTIP, expected to vest is determined based upon our financial results as compared to the performance goals set for the award and is adjusted quarterly.

To determine the fair value of the stock options and ESPP shares, using the Black-Scholes option pricing model, the calculation takes into consideration the effect of the following:

•	exercise price of the option or purchase price of the ESPP share;

•	price of our common stock on the date of grant;

•	expected term of the option or share;

•	expected volatility of our common stock over the expected term of the option or share;

•	risk free interest rate during the expected term of the option or share; and

•	illiquidity associated with one year required holding period for ESPP shares.

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

We also examined our historical pattern of option exercises in an effort to determine if there were any discernable activity patterns based on certain employee populations. From this analysis, we identified three employee populations. The expected term computation is based on historical vested option exercises and post-vest forfeiture patterns. The risk free interest rate is based on the U.S. Treasury constant maturities in effect at the time of grant for the expected term of the option or share.

Determining the appropriate fair value model and, as noted above, calculating the fair value of equity instruments associated with our employee benefit plans require the input of highly subjective assumptions. The assumptions used in calculating the fair value of these equity instruments represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 17—Employee Benefit Plans of the Notes to the Consolidated Financial Statements for a further discussion on stock-based compensation.

The LTIP performance awards are valued at the closing price of our common stock on the grant date which was $8.18 on October 1, 2009. The corresponding compensation cost of each LTIP award is expensed ratably over the measurement period of the award. Since the number of shares that may be issued under the LTIP and the measurement period are both variable, we reevaluate the LTIP awards on a quarterly basis and adjust the number of shares expected to be awarded based upon our financial results as compared to the performance goals set for the award. Adjustments to the number of shares awarded, and to the corresponding compensation expense, are made on a cumulative basis at the date of adjustment based upon the estimated probable number of shares to be awarded. Adjustments made to compensation expense resulting from a change in the estimated probable vesting date of the awards are made on a prospective basis. For the year ended December 31, 2009, we recorded $452,000 in stock compensation expense associated with LTIP awards.

On October 5, 2009, we announced an offer to exchange certain outstanding options for restricted stock units or new options. Eligible employees were permitted to exchange some or all of their outstanding options, with an exercise price greater than $9.44 per share (which is equal to the 52-week high closing price of our common stock as of the start of this offer), that were granted on or before October 5, 2008, whether vested or unvested, for restricted stock units, except for employees in Canada who received new stock options with new vesting schedules and exercise prices. All employees of RadiSys and its subsidiaries, other than members of our Board of Directors, executive officers and employees located in the Netherlands and Israel were eligible to participate in the exchange offer, so long as they remain employed through the expiration date of the offer. The option exchange took place on November 3, 2009. Pursuant to the option exchange 848,800 eligible options were canceled and replaced with 169,600 restricted stock units and 35,000 stock options. The new restricted stock units and stock options have a new three year vesting period that began on November 3, 2009. The exchange resulted in $173,000 in additional stock compensation expense which will be recognized over the new three year vesting period.

Results of Operations

The following table sets forth certain operating data as a percentage of revenues for the years ended December 31, 2009, 2008 and 2007.

During the first quarter of 2009, we adopted the cash conversion subsections of ASC Topic 470-20 “Debt with Conversion and Other Options—Cash Conversion” (“ASC Topic 470-20”). The Cash Conversion Subsections are effective for our previously outstanding 1.375% convertible senior notes due 2023. Although, our 2023 convertible senior notes were retired as of December 31, 2009, we were still required to retrospectively apply Cash Conversion Subsections in all periods presented that include our 2023 convertible senior notes. As a result of this retrospective application, our opening accumulated deficit and additional paid in capital balances were adjusted by ($9.6 million) and $16.2 million, net of tax, respectively. In addition, amounts previously reported in our Consolidated Statements of Operations for interest expense, other income (expense), net, income tax expense (benefit), and net loss have been adjusted as a result of adoption.

	For the Years Ended December 31,
	2009	2008 (A)	2007 (A)
Revenues	100.0%	100.0%	100.0%
Cost of sales:
Cost of sales	67.4	70.3	73.3
Amortization of purchased technology	2.1	3.9	4.6

Total cost of sales	69.5	74.2	77.9

Gross margin	30.5	25.8	22.1
Research and development	13.8	13.2	14.2
Selling, general, and administrative	14.8	13.6	14.7
Intangible assets amortization	0.9	1.2	1.4
Goodwill impairment charge	—	18.1	—
Restructuring and other charges	1.7	0.2	0.4

Loss from operations	(0.7)	(20.5)	(8.6)
Interest expense	(0.8)	(1.3)	(2.3)
Interest income	0.4	0.8	2.0
Other income (expense), net	0.0	0.2	(0.1)

Loss from continuing operations before income tax expense (benefit)	(1.1)	(20.8)	(9.0)
Income tax expense (benefit)	12.9	(2.7)	(2.5)

Net loss	(14.0)%	(18.1)%	(6.5)%

(A)	As adjusted due to the implementation of the cash conversion subsections of ASC Topic 470-20.

Comparison of Year 2009 and Year 2008

Revenues

Revenues decreased by $68.3 million, or 18.3%, to $304.3 million in 2009 from $372.6 million in 2008. Changes in our revenues by product group for the years ended December 31, 2009 and 2008, were as follows:

	For the Year Ended December 31,
	2009	2008	Change
Next-generation Communications Networks Products	$102,047	$103,676	$(1,629)
Traditional Communications Networks Products	136,828	191,507	(54,679)

Total Communications Networks Products	$238,875	$295,183	$(56,308)

Medical Products	26,261	29,607	(3,346)
Other Commercial Products	39,137	47,794	(8,657)

Total Commercial Products	$65,398	$77,401	$(12,003)

Total revenues	$304,273	$372,584	$(68,311)

Communications Networks Product Group

Revenues in the communications networks market decreased by $56.3 million or 19.1%, to $238.9 million in 2009 from $295.2 million in 2008 due to decreased revenues from both submarkets within our communications networks product group. Both product groups were affected by continued economic weakness during 2009. The decreases in revenues from our legacy/traditional communications networks products were further driven by the maturity of the products within this group as they approach end of life. The decline in revenues from our next-generation communications networks products was further affected by the recognition of approximately $8.7 million in previously deferred revenues during 2008.

Commercial Products Group

Revenues in the commercial systems market decreased by $12.0 million, or 15.5%, to $65.4 million in 2009 from $77.4 million in 2008. These declines were primarily driven by the maturity of our legacy/traditional products within our commercial products group. These decreases were also affected by a decline in demand caused by general global economic weakness in all of our submarkets including medical and test and measurement equipment. Revenues from our medical product group declined by $3.3 million, or 11.3%, to $26.3 million during 2009 from $29.6 million in 2008. Revenues from our test and measurement product group declined by $5.4 million, or 42.6%, to $7.3 million in 2009 from $12.7 million in 2008.

Revenue by Geography

The following table outlines the percentage of revenues, by geographic region, for the years ended December 31, 2009 and 2008:

	For the Years Ended December 31,
	2009	2008
North America	32.9%	32.5%
EMEA	27.2	37.0
Asia Pacific	39.9	30.5

Total	100.0%	100.0%

From a geographic perspective, non-North American revenues by delivery destination decreased by $47.4 million, or 18.8%, to $204.1 million during 2009 from $251.5 million during 2008. As a percentage of total revenues, non-North American revenues by delivery destination remained relatively consistent while the percentage of revenues by region continued to shift from the EMEA region to the Asia Pacific region. Specifically, non-North American revenues by delivery destination accounted for 67.1% of total revenues during 2009, down from 67.5% during 2008. In addition, revenues from the Asia Pacific region increased by $8.0 million in 2009 and represented 39.9% of total revenues, up from 30.5% in 2008. Revenues from the EMEA region decreased $55.3 million during 2009 and represented 27.2% of total revenues, down from 37.0% in 2008. The shift in revenues from the EMEA region to the Asia Pacific region was largely driven by continued changes to our existing customers’ integration processes which have been transitioning to this region coupled with an increased percentage of our revenues being derived from our next-generation communications networks products sold to customers in the Asia Pacific region. Revenues from North America decreased by $21.0 million, or 17.3%, to $100.1 million during 2009 from $121.1 million in 2008. Revenues from North America remained flat as a percent of total revenues and represented 32.9% during 2009, up from 32.5% during 2008. The decrease in overall revenues from North America was attributable to general economic weakness as well as the maturity of products being sold to customers in this region.

We currently expect continued fluctuations in the percentage of revenue from each geographic region. Additionally, we expect non-U.S. revenues to remain a significant portion of our revenues.

Gross Margin

Gross margins as a percentage of revenues increased by 4.7 percentage points to 30.5% in 2009 from 25.8% in 2008. The increase in gross margin as a percentage of revenues was driven by a reduction in the amortization of purchased technology, favorable changes in our product mix, and lower charges incurred for warranty and excess and obsolete inventories. Amortization of purchased technology decreased by $7.9 million, or 55%, to $6.5 million in 2009 from $14.4 million in 2008. This was driven by assets which have become fully amortized over the past two years, which accounted for $4.9 million of the decrease, along with the extension of the useful lives of various intangible assets in the fourth quarter of 2008, which resulted in a decrease of $3.1 million in amortization costs during 2009. The favorable change in our product mix resulted from a larger percentage of overall revenues coming from our higher margin next-generation communications networks products. We incurred reduced charges for excess and obsolete inventory primarily due to the continued realization of internal process improvements implemented over the last few years.

Research and Development

R&D expenses consist primarily of salary, bonuses and benefits for product development staff, and cost of design and development supplies and equipment, net of reimbursements for non-recurring engineering services. R&D expenses decreased $7.4 million, or 15.1%, to $41.9 million in 2009 from $49.3 million in 2008. This decrease, compared to the same periods in 2008, is primarily due to lower payroll costs, which decreased by $3.2 million, or 14.2%, to $19.4 million in 2009 from $22.6 million in 2008. Decreases in payroll costs resulted from restructuring activities undertaken during 2008 and 2009. The decrease was further driven by decreased incentive compensation and bonus costs, which decreased by $2.5 million, or 37.2%, to $4.3 million in 2009 from $6.8 million in 2008. The decrease in incentive compensation and bonus costs were a direct result of restructuring activities along with a lower payout factor for employee incentive compensation plans associated with the achievement of corporate objectives. Due to our restructuring activities initiated during 2009, R&D expenses are expected to further decrease during 2010.

Selling, General, and Administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of salary, commissions, bonuses and benefits for sales, marketing, executive, and administrative personnel, as well as professional services and costs of other general corporate activities. SG&A expenses decreased $5.7 million, or 11.3%, to $45.1 million in

2009 from $50.8 million in 2008. This decrease was largely driven by lower incentive compensation costs, which decreased by $2.5 million, or 24.7%, and totaled $7.5 million in 2009 down from $9.9 million in 2008. The decrease in incentive compensation costs were driven by a lower payout factor for employee incentive compensation plans associated with the achievement of corporate objectives. The decrease was further driven by decreased travel costs of $837,000 and a decrease in overall payroll costs of $765,000. Our decreased payroll costs resulted from restructuring activities undertaken during 2008 and 2009 and our overall headcount decreased by 15 to 221 employees in 2009 from 236 employees in 2008.

Stock-based Compensation Expense

Stock-based compensation expense consists of amortization of stock-based compensation associated with unvested stock options, restricted stock units issued to employees under the 2007 stock plan and long-term incentive plan (“LTIP”), and employee stock purchase plan (“ESPP”). During the year ended December 31, 2009, we incurred $8.5 million in stock-based compensation. During the year ended December 31, 2008, we incurred $9.6 million in stock-based compensation expense. The decrease in stock-based compensation expense was driven by older share based payment awards becoming fully vested along with decreased costs of new awards, which were the result of our overall lower stock price.

We incurred and recognized stock-based compensation expense as follows (in thousands):

	For the Year Ended December 31,
	2009	2008
Cost of sales	$1,050	$1,031
Research and development	2,175	3,001
Selling, general, and administrative	5,060	5,584
Restructuring	234	—

Total stock-based compensation expense	$8,519	$9,616

On October 5, 2009, we announced an offer to exchange certain outstanding options for restricted stock units or new options. Eligible employees were permitted to exchange some or all of their outstanding options, with an exercise price greater than $9.44 per share (which is equal to the 52-week high closing price of our common stock as of the start of this offer), that were granted on or before October 5, 2008, whether vested or unvested, for restricted stock units, except for employees in Canada who received new stock options with new vesting schedules and exercise prices. All employees of RadiSys and its subsidiaries, other than members of our Board of Directors, executive officers and employees located in the Netherlands and Israel were eligible to participate in the exchange offer, so long as they remain employed through the expiration date of the offer. The option exchange took place on November 3, 2009. Pursuant to the option exchange 848,800 eligible options were canceled and replaced with 169,600 restricted stock units and 35,000 stock options. The new restricted stock units and stock options have a new three year vesting period that began on November 3, 2009. The exchange resulted in $173,000 in additional stock compensation expense which will be recognized over the new three year vesting period.

Intangible Assets Amortization

Intangible asset amortization expense included in operating expenses consists of the amortization of trade names and customer related intangible assets. Intangible assets amortization expense included in results of operations was $2.6 million and $4.6 million in 2009 and 2008, respectively. Intangible assets amortization decreased due to the extension of the useful lives of various intangible assets in the fourth quarter of 2008. We perform reviews for impairment of the purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Restructuring and Other Charges

We evaluate the adequacy of the accrued restructuring and other charges on a quarterly basis. As a result, we record certain reclassifications and reversals to the accrued restructuring and other charges based on the results of the evaluation. The total accrued restructuring and other charges for each restructuring event are not affected by reclassifications. Reversals are recorded in the period in which we determine that expected restructuring and other obligations are less than the amounts accrued. Tables summarizing the activity in the accrued liability for each restructuring event are contained in Note 9—Accrued Restructuring and Other Charges of the Notes to the Consolidated Financial Statements. During 2009 and 2008, we recorded restructuring and other charges and reversals as described below.

Second Quarter 2008 Restructuring. During the second quarter of 2008, we initiated a restructuring plan that included the elimination of 23 positions. The restructuring was primarily initiated to return our engineering spend to levels which align with targeted profitability as well as refocus our skill sets in order to promote new product growth and provide enhanced service and support to existing customers. During 2008, we incurred $598,000 of employee-related expenses as part of this restructure. All restructuring activities were completed during the first quarter of 2009. No charges associated with the second quarter 2008 restructuring plan were incurred during 2009.

First Quarter 2009 Restructuring. During the first quarter of 2009, we initiated a restructuring plan that included the elimination of 29 positions. The restructuring was initiated to align our costs with our annual operating plan. During 2009 we incurred a total of $1.5 million in restructuring charges, which were comprised almost entirely of employee payroll related severance costs. Included in these costs were charges related to the modification of equity awards to certain employees included in this restructuring activity. We expect all activities associated with this restructuring to be completed by first quarter of 2010.

Second Quarter 2009 Restructuring. During the second quarter of 2009, we initiated a restructuring plan that includes the elimination of 115 positions and the relocation of eight employees as part of two strategic initiatives within manufacturing operations and engineering. As part of the initiative, we plan to transition to a fully outsourced manufacturing model, which will transfer remaining manufacturing from our manufacturing plant in Hillsboro, Oregon to our manufacturing partners in Asia. The plan also includes consolidating our North American research and development positions and programs, and specifically transferring current projects from our design center in Boca Raton, Florida, to other existing R&D centers. During 2009 we incurred a total of $3.1 million in restructuring charges, which consisted of accrued severance obligations, healthcare benefits, relocation incentives and related payroll taxes. The balance also includes legal expenditures as well as contract termination fees. We currently expect to incur approximately $200,000 in additional restructuring charges over the next four months associated with the second quarter 2009 restructuring plan. These additional charges are primarily related to employee relocation costs. This transition is expected to be complete by the third quarter of 2010.

Fourth Quarter 2009 Restructuring. During the fourth quarter of 2009, we initiated a restructuring plan that includes the elimination of 22 positions at various locations throughout the company. The primary focus of this initiative is to align expenses with our 2010 operating plan objectives, which include the need to continue focusing on lowered costs. During 2009, we incurred $882,000 in charges associated with this restructuring plan, which consisted of severance and related payroll costs as well as healthcare benefits. We expect all activities associated with this restructuring plan to be completed by the fourth quarter of 2010.

Interest Expense

During 2009, interest expense includes interest incurred on our convertible notes and our new lines of credit. Interest expense decreased $2.5 million, or 51.3%, to $2.4 million in 2009 from $4.9 million in 2008. The decrease in interest expense in 2009 compared to 2008 was driven by the adoption of the ASC Topic 470-20 during the first quarter of 2009, which resulted in the retrospective recognition of interest expense in the amount of $2.2 million during 2008. Refer to Note 12—Convertible Debt of the Notes to the Consolidated Financial Statements for further details of the interest costs resulting from our adoption of ASC Topic 470-20.

Interest Income

During 2009, interest income decreased $2.0 million, or 63.3%, to $1.1 million in 2009 from $3.1 million in 2008. Interest income decreased as a result of a decline in the average yield on investment holdings. The decline in our average investment yield was driven primarily by lower reset interest rates associated with our ARS as well as a decline in earnings from our cash equivalents.

Income Tax Provision

We recorded tax expense and benefit of $39.3 million and $9.5 million for the years ended December 31, 2009 and 2008, respectively. Our current effective tax rate differs from the statutory rate primarily due to a full valuation allowance provided against its U.S. net deferred tax assets, revaluation of the Canadian net deferred tax asset and Canadian research and experimental development claims.

At December 31, 2009, we had net deferred tax assets of $16.8 million. In addition, we had valuation allowances of $48.4 million and $5.6 million, as of December 31, 2009 and 2008, respectively. The $48.4 million valuation at December 31, 2009 represents a full valuation allowance against our U.S. deferred tax assets. The $5.6 million valuation allowance at December 31, 2008 was related primarily to certain U.S. net operating loss and tax credit carryforwards. In evaluating our valuation allowance, we considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based on our review of all positive and negative evidence, including a three year U.S. cumulative pre-tax loss and taxable loss, it was concluded that a full valuation allowance should be recorded against our U.S. net deferred tax assets. In the event we were to determine that we would not be able to realize all or part of our foreign net deferred tax assets in the future, we would increase the valuation allowance and make a corresponding charge to earnings in the period in which we make such determination. Likewise, if we later determine that we are more likely than not to realize all or a portion of the U.S. net deferred tax assets, we would reverse the previously provided valuation allowance. All future reversals of the valuation allowance would result in a benefit in the period recognized. Although realization is not assured, management believes that it is more likely than not that the balance of the deferred tax assets, net of the valuation allowance, as of December 31, 2009 will be realized.

We are subject to income taxes in the U.S. and ten foreign countries, and on occasion, we have been subject to corporate income tax audits. Specifically, we are currently under examination in the U.S. and Canada. In determining the amount of income tax liabilities for uncertain tax positions, we have evaluated whether certain tax positions are more likely than not to be sustained by taxing authorities. We believe that we have adequately provided in our financial statements for additional taxes that we estimate may result from these examinations. To the extent the ultimate outcome of the examinations differs from the amounts provided for as uncertain tax positions either additional expense or benefit will be recognized in the period in which the examinations are effectively settled.

In the fourth quarter of 2009, the Internal Revenue Service (“IRS”) commenced its examination of the 2007 and 2008 years. Subsequent to December 31, 2009, the IRS has issued and we have agreed to a Notice of Proposed Adjustment. The Proposed Adjustment was provided in full as an uncertain tax position at December 31, 2009, but did not have a material impact on our Consolidated Financial Statements.

Comparison of Year 2008 and Year 2007

Revenues

	For the Year Ended December 31,
	2008	2007	Change
Next-generation Communications Networks Products	$103,676	$35,974	$67,702
Traditional Communications Networks Products	191,507	213,460	(21,953)

Total Communications Networks Products	$295,183	$249,434	$45,749

Medical Products	29,607	32,168	(2,561)
Other Commercial Products	47,794	43,630	4,164

Total Commercial Products	$77,401	$75,798	$1,603

Total revenues	$372,584	$325,232	$47,352

Revenues increased by $47.4 million, or 14.6%, from $325.2 million in 2007 to $372.6 million in 2008. The increase in revenues during the year ended December 31, 2008 compared to the year ended December 31, 2007 was driven by increases in revenues in the communications networks and commercial systems markets of $45.7 million and $1.6 million, respectively.

Communications Networks Product Group

Revenues in the communications networks market increased in 2008 compared to 2007 primarily due to increases in next generation communication revenues from our Intel MCPD acquisition, for which a full year of revenue was realized, as well increases in revenues from organic ATCA and media server products. Offsetting these increases, were decreased revenues from legacy enterprise products in the IP networking and messaging markets, as various legacy enterprise products approach end of life.

Commercial Products Group

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

Revenue by Geography

The following table outlines the percentage of revenues, by geographic region, for the years ended December 31, 2008 and 2007:

	For the Years Ended December 31,
	2008	2007
North America	32.5%	32.6%
EMEA	37.0	40.6
Asia Pacific	30.5	26.8

Total	100.0%	100.0%

From a geographic perspective, for the year ended December 31, 2008 compared to the same period in 2007, the percentage of non-US revenues by delivery destination remained relatively flat. Revenues as measured by destination in the Asia Pacific region increased by $26.2 million and represented 30.5% of total revenues up from 26.8% in 2007. Revenues in the EMEA region increased by $5.9 million in 2008, however, as a percent of total revenues decreased to 37.0% in 2008, down from 40.6% in 2007. Increased revenues from both the Asia Pacific and EMEA regions were driven by the addition of Asian Pacific and European customer revenues resulting from our MCPD acquisition. Increased sales to Nokia Siemens Networks further contributed to these increases. For the year ended December 31, 2008 revenues from North America increased by $15.3 million compared to the same period in 2007. This increase is primarily due to the addition of revenues from our MCPD acquisition as well as increased revenues from the media server revenues.

Gross Margin

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

Research and Development

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

Selling, General, and Administrative

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

Stock-based Compensation Expense

Stock-based compensation expense for the year ended December 31, 2008 consists of amortization of stock-based compensation associated with stock options, restricted stock unit awards and ESPP shares unvested and outstanding on January 1, 2006 and new stock options, restricted stock units and ESPP shares granted for the year ended December 31, 2008.

We incurred and recognized stock-based compensation expense as follows (in thousands):

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

Restructuring and Other Charges

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

Second Quarter 2008 Restructuring. During the second quarter of 2008, we initiated a restructuring plan that included the elimination of 23 positions primarily initiated with the intent to return our engineering spend to levels which align with targeted profitability as well as refocus our skill sets in order to promote new product growth and provide enhanced service and support to existing customers. During 2008, we incurred $598,000 of employee-related expenses as part of this restructure. We completed all activities associated with the restructuring by March 31, 2009.

Interest Expense

Interest expense includes interest incurred on our convertible notes and our new lines of credit. Interest expense decreased $2.4 million, or 51.3%, from $7.3 million in 2007 to $4.9 million in 2008. The decrease in interest expense in 2008 compared to 2007 was driven by the adoption of ASC Topic 470-20 during the first quarter of 2009, which resulted in the retrospective recognition of interest expense in the amount of $2.2 million and $5.7 million during 2008 and 2007, respectively. Offsetting this decrease from 2008 to 2007, were increased interest costs due to the issuance of $55.0 million of our 2013 convertible senior notes with an interest rate of 2.75% on February 6, 2008, along with interest charges incurred from borrowings on our revolving line of credit.

Interest Income

Interest income decreased $3.3 million, or 52.2%, from $6.4 million in 2007 to $3.1 million in 2008. Interest income decreased as a result of a lower average balance of cash, cash equivalents and investments during 2008 compared to 2007 as well as a decline in the average yield on investment holdings. The decline in cash, cash equivalents and investments was due to the repurchase of $98.4 million and $3.1 million of our 2023 and 2013 convertible notes, respectively. There was also a decline in cash, cash equivalents and investments resulting from the acquisition of Intel’s MCPD business in 2007 for approximately $32 million.

Income Tax Provision

We recorded tax benefits of $10.3 million and $8.1 million for the years ended December 31, 2008 and 2007, respectively. Our effective tax rate for the year ended 2008 was a tax benefit of 12.6% compared to a tax benefit of 25.5% for the year ended December 31, 2007. Our current effective tax rate differs from the statutory rate primarily due to the impact of goodwill impairment, the revaluation of certain net deferred tax assets due to changes in foreign currency exchange rates, and research and development tax credits generated in 2008.

At December 31, 2008, we had net deferred tax assets of $56.2 million. Valuation allowances were $5.6 million and $6.3 million, as of December 31, 2008 and 2007, respectively. The valuation allowances have been provided for deferred income tax assets related primarily to net operating loss and tax credit carryforwards that may not be realized. The decrease in valuation allowance of $752,000 for the year ended December 31, 2008 compared to the year ended December 31, 2007 is primarily attributable to an increase in the utilization of net operating loss carryforwards from the acquisition of Microware in August 2001 and the expiration of a capital loss carryforward that was previously reserved.

Liquidity and Capital Resources

The following table summarizes selected financial information for each of the years ended on the dates indicated:

	December 31, 2009	December 31, 2008	December 31, 2007 (A)
	(Dollar amounts in thousands)
Cash and cash equivalents	$100,672	$73,980	$50,522
Short-term investments	54,321	—	72,750
Long-term investments	—	51,213	—

Cash and cash equivalents and investments	$154,993	$125,193	$123,272

Working capital	$140,438	$66,067	$66,573
Accounts receivable, net	$44,614	$45,551	$70,548
Inventories, net	$15,325	$28,790	$23,101
Accounts payable	$29,073	$34,123	$49,675
2023 convertible senior notes	$—	$—	$92,815
2013 convertible senior notes	$50,000	$50,000	$—
Days sales outstanding (B)	54	45	79
Days to pay (C)	52	48	76
Inventory turns (D)	11.8	10.0	8.2
Inventory turns—days (E)	30	44	29
Cash cycle time—days (F)	32	41	32

(A)	As adjusted due to the implementation of the cash conversion subsections of ASC Topic 470-20.

(B)	Based on ending net trade receivables divided by daily revenue (based on 365 days in each year presented).

(C)	Based on ending accounts payable divided by daily cost of sales excluding amortization of purchased technology (based on 365 days in each year presented).

(D)	Based on cost of sales, excluding amortization of purchased technology, divided by ending inventory, which also includes inventory deposits.

(E)	Based on ending inventory, including inventory deposits, divided by daily cost of sales excluding amortization of purchased technology (quarterly cost of sales, annualized and divided by 365 days).

(F)	Days sales outstanding plus inventory turns—days, less days to pay.

Cash and cash equivalents increased by $26.7 million to $100.7 million at December 31, 2009 from $74.0 million at December 31, 2008. Activities impacting cash and cash equivalents are as follows:

Cash Flows

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)
Cash provided by operating activities	$25,440	$34,855	$19,971
Cash (used in) provided by investing activities	(4,847)	4,003	4,681
Cash provided by (used in) financing activities	6,007	(15,099)	1,783
Effects of exchange rate changes	92	(301)	353

Net increase in cash and cash equivalents	$26,692	$23,458	$26,788

On September 12, 2007, we completed the acquisition of the MCPD business from Intel, paying cash of $31.8 million at closing and estimated direct acquisition-related expenses of $282,000.

During the years ended December 31, 2009, 2008 and 2007, we used $4.8 million, $6.3 million and $5.7 million, respectively, for capital expenditures. During the year ended December 31, 2009 capital expenditures consisted primarily of upgrades to our internal infrastructure, expenditures associated with our transition to a fully outsourced manufacturing model, and the expansion of our Shanghai, China design center. During the year ended December 31, 2008 capital expenditures were primarily associated with integrating the MCPD business as well as various purchases made to upgrade our internal infrastructure. During the year ended December 31, 2007 capital expenditures were primarily associated with integrating the media server business and the MCPD business, upgrading our internal infrastructure.

During the years ended December 31, 2009, 2008 and 2007, we received $4.8 million, $5.2 million and $4.8 million, respectively, in proceeds from the issuance of common stock through our stock compensation plans.

Changes in foreign currency rates impacted beginning cash balances by $92,000, ($301,000), and $353,000 during 2009, 2008 and 2007, respectively. Due to our international operations where transactions are recorded in functional currencies other than the U.S. Dollar, the effects of changes in foreign currency exchange rates on existing cash balances during any given periods results in amounts on the Consolidated Statements of Cash Flows that may not reflect the changes in the corresponding accounts on the Consolidated Balance Sheets.

As of December 31, 2009 and 2008, working capital was $140.4 million and $66.1 million, respectively. Working capital increased by $74.3 million due primarily to the reclassification of our long-term investments and our ARS settlement right to short-term during 2009. Working capital was further impacted by an increase in our overall cash balance of $26.7 million, to $100.7 million at December 31, 2009 from $74.0 at December 31, 2008. The increase in our overall cash balance was driven by cash flows from operations totaling $25.4 million during 2009.

Investments

Short-term and long-term investments reported as (in thousands):

	December 31, 2009	December 31, 2008
Short-term investments	$54,321	$—
Long-term investments	$—	$51,213
ARS Settlement right	$7,833	$11,071

	$62,154	$62,284

We currently hold investments in auction rate securities (“ARS”), the majority of which represent interests in collateralized debt obligations supported by pools of government-backed student loans with S&P AAA or Moody’s Aaa ratings at the time of purchase. During the first quarter of 2008, our portfolio of ARS investments experienced multiple failed auctions as the amount of securities submitted for sale exceeded the amount of purchase orders. An auction failure, which is not a default in the underlying debt instrument, occurs when there are more sellers than buyers at a scheduled interest rate auction date and parties desiring to sell their auction rate securities are unable to do so. During the fourth quarter of 2008, we accepted a settlement offer from our investment bank, UBS AG, associated with the failed auctions. Under the terms of the offer, we have the right to require the bank to repurchase at par value our ARS investments at any time between June 30, 2010 and June 30, 2012. As we plan to require UBS repurchase our ARS on June 30, 2010, these investments have been classified as short-term investments. For our ARS settlement right, we have elected the fair value option for financial assets and financial liabilities.

The inputs used in our valuation are based on managements’ estimates at the time of valuation and require significant judgment. If any of these inputs vary or market conditions change significantly, actual results may differ and our overall financial condition and operating results may be materially and adversely affected.

Lines of Credit

Silicon Valley Bank

We have a secured revolving line of credit agreement with Silicon Valley Bank (“SVB”), dated as of August 7, 2008 (as amended, the “Revolving Credit Agreement”). The Revolving Credit Agreement provides us with a two-year secured revolving credit facility of $30.0 million, which is subject to a borrowing base and secured by our accounts receivable. Borrowings under the Revolving Credit Agreement bear interest at the prime rate, which was 3.25% as of December 31, 2009, or the LIBOR rate, which was 0.23% as of December 31, 2009, plus 1.25%, with either interest rate determined by our election. We are required to make interest payments monthly. We are further required to pay a commitment fee equal to 0.08% of the $30.0 million maximum borrowing limit on an annual basis, and to pay quarterly in arrears an unused facility fee in an amount equal to 0.375% per year of the unused amount of the facility. In addition, the Revolving Credit Agreement provides sub-facilities for letters of credit and foreign exchange contracts to be issued on our behalf.

The credit facility requires us to make and maintain certain financial covenants, representations, warranties and other agreements that are customary in credit agreements of this type. The Agreement requires us to maintain a minimum quarterly current ratio (current assets divided by the sum of current liabilities less deferred income plus the amount of outstanding advances and letters of credit) of 1.5 during the term of the agreement. Additionally, any quarterly EBITDA (earnings before interest, taxes, depreciation, amortization, stock based compensation, goodwill impairment charges, and deferred tax asset valuation charges, as defined in the Agreement) loss may not exceed $3.0 million in any one quarter. For quarterly periods beginning after January 1, 2009, we must maintain a positive rolling four quarter EBITDA. In addition, capital expenditures may not exceed $8.0 million in any fiscal year.

As of December 31, 2009, we had no outstanding balances on the line of credit or letters of credit issued on our behalf.

UBS

During August of 2008, UBS AG, the parent company of the securities firm with which we hold our ARS, announced an offer to its clients holding ARS. Under the terms of the offer, UBS AG would issue ARS settlement rights to us, which in addition to the terms discussed in Note 2—Cash Equivalents and Investments of the Notes to the Consolidated Financial Statements, would also entitle us to receive no net cost loans from UBS AG, or its affiliates, for up to 75% of the market value of our ARS.

We accepted the offer and entered into a Credit Line Agreement (the “Credit Line”), including an Addendum to Credit Line Account Application and Agreement, with UBS Bank USA. The amount of interest we will pay under the Credit Line is intended to equal the amount of interest we would receive with respect to our auction rate securities and is currently set at T-Bill plus 1.20%, which will be subject market fluctuations. The borrowings under the Credit Line are payable upon demand; however, UBS Bank USA or its affiliates are required to provide to us alternative financing on substantially similar terms, unless the demand right was exercised as a result of certain specified events or the customer relationship between UBS Bank USA and us is terminated for cause by UBS Bank USA. As of December 31, 2009, we had an outstanding balance on the Credit Line in the amount of $41.3 million.

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

In connection with the issuance of the 2013 convertible senior notes, we entered into a capped call transaction with a hedge counterparty. The capped call transaction is expected to reduce the potential dilution upon conversion of the 2013 convertible senior notes in the event that the market value per share of our common stock, as measured under the terms of the capped call transaction, at the time of exercise is greater than the strike price of the capped call transaction of approximately $13.03. The strike price of the capped call transaction corresponds to the initial conversion price of the 2013 convertible senior notes and is subject to certain adjustments similar to those contained in the notes. The capped call transaction provides for net-share settlement in the event that the volume-weighted average price per share of our common stock on the settlement date exceeds the strike price of approximately $13.03 per share. In such event, the hedge counterparty would deliver to us a number of shares equal to a formula determined by the quotient resulting from (a) the shares being settled times the difference between the volume-weighted average price on the settlement date and the strike price of approximately $13.03 per share, divided by (b) the volume-weighted average price on the settlement date. If the volume-weighted average price on the settlement date equals or exceeds the cap price of $23.085 per share, the difference in (a) would be $23.085 minus $13.03, or $10.055. Because the maximum number of shares deliverable under the capped call transaction is less than the number of shares issuable upon conversion of the 2013 convertible senior notes, we refer to this effect as “dilution mitigation.” If the market value per share of our common stock exceeds the cap price of the capped call transaction of $23.085, as measured under the terms of the capped call transaction, no additional shares would be delivered under the capped call transaction, and correspondingly, the dilution mitigation under the capped call transaction will be limited, which means that there would be dilution to the extent that the then market value per share of our common stock exceeds the cap price of the capped call transaction. Although the capped call transaction covers approximately 4.2 million shares, in order to facilitate an orderly settlement process, the shares are divided into tranches of approximately 211,000 shares each, settling on the twenty consecutive trading days prior to the date of maturity of our convertible notes. Thus, on each settlement date, approximately 211,000 shares would be settled, assuming a volume-weighted average price on such settlement date of $23.085. Assuming volume-weighted average price of $23.085, the hedge counterparty would deliver to us approximately 91,904 shares on each settlement date, calculated as follows: 211,000 x ($23.085 – $13.03)/$23.085 = 91,904.

We were advised by the hedge counterparty that, in order to hedge or manage its risk of having to deliver shares under the capped call transaction, depending on whether our stock price rises or falls, the counterparty may purchase our common stock in the open market or enter into derivative transactions equivalent to purchasing our stock (in which case its derivative counterparty would be expected to purchase common stock or accomplish the equivalent in derivative transactions) and/or may sell our common stock, enter into derivative transactions equivalent to selling our stock or unwind (that is, cancel upon payment of agreed consideration) previous derivative transactions (which would be the equivalent of selling our common stock). These types of transactions are commonly referred to as “modifying hedge positions.” Such modifications to our counterparty’s hedge positions may have an effect on our stock price.

As of December 31, 2009 and 2008, we had outstanding 2013 convertible senior notes with a face value of $50.0 million. As of December 31, 2009 and 2008, the fair value of our 2013 convertible senior notes was $44.8 million and $26.9 million, respectively.

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

We do not hold or issue derivative financial instruments for trading purposes. The purpose of our hedging activities are to reduce the risk that the eventual cash flows of the underlying assets, liabilities and firm commitments will be adversely affected by changes in exchange rates. In general, our hedging activities do not create foreign currency exchange rate risk because fluctuations in the value of the instruments used for hedging purposes are offset by fluctuations in the value of the underlying exposures being hedged. Counterparties to derivative financial instruments expose us to credit-related losses in the event of non-performance. We do not believe there is a significant credit risk associated with our hedging activities because the counterparties are all large financial institutions with high credit ratings.

All derivatives, including foreign currency exchange contracts are recognized on the balance sheet at fair value. Unrealized gain positions are recorded as other current assets and unrealized loss positions are recorded as other current liabilities. Changes in the fair values of the outstanding derivatives that are highly effective are recorded in other comprehensive income until net income is affected by the variability of the cash flows of the hedged transaction. Typically, hedge ineffectiveness could result when the amount of our hedge contracts exceed our forecasted or actual transactions for which the hedge contracts were designed to hedge. Once a hedge contract matures the associated gain (loss) on the contract will remain in other comprehensive income until the underlying hedged transaction affects net income (loss), at which time the gain (loss) will be recorded to the expense line item being hedged, which is primarily R&D. One of the criteria for this accounting treatment is that the forward foreign currency exchange contract amount should not be in excess of specifically identified anticipated transactions. By their nature, estimates of anticipated transactions may fluctuate over time and may ultimately vary from actual transactions. If anticipated transaction estimates or actual transaction amounts decrease below hedged levels, or when the timing of transactions change significantly, we would reclassify a portion of the cumulative changes in fair values of the related hedge contracts from other comprehensive income (loss) to other income (expense) during the quarter in which the changes occur.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2009 and the effect of such on its liquidity and cash flows in future periods (in thousands).

	2010	2011	2012	2013	2014	Thereafter
Future minimum lease payments	$4,189	$2,492	$722	$727	$727	$788
Purchase obligations (A)	29,647	—	—	—	—	—
Foreign-currency cash flow hedge contracts	7,455	3,769	—	—	—	—
2013 convertible senior notes	—	—	—	50,000	—	—
Interest on convertible senior notes	1,375	1,375	1,375	688	—	—

Total contractual obligations	$42,666	$7,636	$2,097	$51,415	$727	$788

(A)	Purchase obligations include agreements or purchase orders to purchase goods or services that are enforceable and legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. These purchase obligations are entered into in the ordinary course of business and are expected to be funded by cash flows from continuing operations.

In addition to the above, as discussed in Note 16—Income Taxes of the Notes to the Consolidated Financial Statements, we have approximately $2.1 million associated with unrecognized tax benefits and related interest and penalties. These liabilities are primarily included as a component of “other long-term liabilities” in our Consolidated Balance Sheet as we do not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but do not believe that the ultimate settlement of our obligations will materially affect our liquidity.

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

On February 6, 2008, we offered and sold in a public offering pursuant to the shelf registration statement $55.0 million aggregate principal amount of 2013 convertible senior notes. During the fourth quarter of 2008, we repurchased $5.0 million aggregate principal amount of the 2013 convertible senior notes, with an associated unamortized issuance costs of $196,000. We repurchased the notes in the open market for $3.1 million and, as a result, recorded a net gain of $1.7 million. As such, we have $100.0 million remaining capacity under this shelf registration statement.

Liquidity Outlook

At December 31, 2009, our cash, cash equivalents and investments, net, amounted to $155.0 million, of which $54.3 million consisted of ARS at fair value. We believe that our current cash, cash equivalents and investments, net, the cash generated from operations and our line of credit facilities will satisfy our short and long-term expected working capital needs, capital expenditures, stock repurchases, and other liquidity requirements associated with our existing business operations. On June 30, 2010 we intend to exercise our right to require UBS to repurchase our ARS investments for total gross proceeds of $62.2 million. The exercise of the settlement right will require us to pay off our line of credit with UBS, which is anticipated to require us to pay $41.3 million. This reduction in cash will be offset by UBS’s payment to us in settlement of our ARS investments and ARS settlement right. We believe the settlement of our ARS investments and ARS settlement right, offset by the pay off of our UBS line of credit, will result in a net improvement to our cash and cash equivalents of $20.9 million. If we were required to hold our ARS until maturity, we believe we would still be able to satisfy our short and long-term expected working capital needs, capital expenditures, stock repurchases, other liquidity requirements associated with our existing business operations.

Recent Accounting Pronouncements

See Note 1—Significant Accounting Policies of the Notes to the Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates, foreign currency exchange rates, and equity trading prices, which could affect our financial position and results of operations.

Interest Rate Risk. We invest excess cash in debt instruments of the U.S. Government and its agencies, and those of high-quality corporate issuers. We attempt to protect and preserve our invested funds by limiting default, market, and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely affected due to a rise in interest rates while floating rate securities may produce less income than expected if interest rates decline. Due to the short duration of most of the investment portfolios, an immediate 10% change in interest rates would not have a material effect on the fair value of our investment portfolio. Additionally, interest rate changes affect the fair market value but do not necessarily have a direct impact on our earnings or cash flows. Therefore, we would not expect our operating results or cash flows to be affected, to any significant degree, by the effect of a sudden change in market interest rates on the securities portfolio. The estimated fair value of our interest bearing investments at December 31, 2009 and December 31, 2008 was $70.2 million and $66.2 million, respectively. The effect of an immediate 10% change in interest rates would not have a material effect on our operating results or cash flows.

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

Based on our policy, we have established a foreign currency exposure management program which uses derivative foreign exchange contracts to address nonfunctional currency exposures. In order to reduce the potentially adverse effects of foreign currency exchange rate fluctuations, we have entered into forward exchange contracts. These hedging transactions limit our exposure to changes in the U.S. Dollar/Canadian Dollar exchange rate, and as of December 31, 2009 the total notional or contractual value of the contracts we held was $11.2 million. These contracts will mature over the next 20 months.

Holding other variables constant, a 10% adverse fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Canadian Dollar would require an adjustment of $1.2 million, reversing our hedge asset and creating a hedge liability as of December 31, 2009, in the amount of $407,000. A 10% favorable fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Canadian Dollar would result in an adjustment of $1.2 million and increase our total hedge asset as of December 31, 2009, to $2.0 million. We do not expect a 10% fluctuation to have any impact on our operating results as the underlying hedged transactions will move in an equal and opposite direction. As of December 31, 2009 our hedged positions are associated with our exposure to movements in the Canadian Dollar. If there is an unfavorable movement in the Canadian Dollar relative to our hedged positions this would be offset by reduced expenses, after conversion to the U.S. Dollar, associated with obligations paid for in the Canadian Dollar.

Convertible Notes. The fair value of the convertible senior notes is sensitive to interest rate changes as well as changes in our stock price. Interest rate changes would result in an increase or decrease in the fair value of the convertible notes due to differences between market interest rates and rates in effect at the inception of the obligation. Fluctuations in our stock price would result in an increase or decrease in the fair value of the convertible notes due to the value of the notes derived from the conversion feature. Unless we elect to repurchase our senior convertible notes in the open market, changes in the fair value of the senior convertible notes have no impact on our cash flows or Consolidated Financial Statements. The estimated fair value of the 2013 convertible senior notes was $44.8 million at December 31, 2009.

Item 8.	Financial Statements and Supplementary Data

Quarterly Financial Data (unaudited)

	For the Year Ended December 31, 2009				For the Year Ended December 31, 2008 (A)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Revenues	$77,604	$78,093	$70,448	$78,128	$86,049	$97,610	$100,258	$88,667
Gross margin	24,034	24,319	20,743	23,726	19,568	24,514	26,738	25,263
Income (loss) from operations (B)	(1,101)	(1,097)	(1,078)	1,084	(7,235)	(3,535)	800	(66,494)
Net income (loss) (C)	(40,097)	(2,118)	(832)	480	(7,159)	(3,058)	(481)	(56,564)
Net income (loss) per share:
Basic	(1.73)	(0.09)	(0.04)	0.02	(0.32)	(0.14)	(0.02)	(2.47)
Diluted	(1.73)	(0.09)	(0.04)	0.02	(0.32)	(0.14)	(0.02)	(2.47)

(A)	As adjusted due to the implementation of the cash conversion subsections of ASC Topic 470-20.

(B)	Fourth Quarter 2008 Goodwill Impairment Charge. During the fourth quarter of 2008, we incurred a goodwill impairment charge. We completed our annual goodwill impairment test in September 2008, at which time no impairment was indicated. At the end of the fourth quarter of 2008, we reviewed our continued low stock price, which was considered a triggering event for re-testing goodwill impairment, and ultimately concluded that its difference from our book value per share indicated impairment. As such, we impaired our entire goodwill balance which resulted in a charge of $67.3 million.

(C)	First Quarter 2009 Deferred Tax Valuation Allowance. During the first quarter of 2009, we incurred $42.0 million in charges related to the establishment of a full valuation allowance against our U.S. net deferred tax assets. We record deferred tax assets to the extent we believes these assets will more likely than not be realized. In making such determination, we considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, including our projected three year U.S. cumulative pre-tax book loss and taxable loss, we concluded that a full valuation allowance should be recorded against our U.S. net deferred tax assets.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we conclude that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of internal control over financial reporting as of December 31, 2009, has been audited by KPMG, LLP, the independent registered public accounting firm who also audited the Company’s Consolidated Financial Statements included in this Item 8, as stated in the report which appears on page 57 hereof.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

RadiSys Corporation:

We have audited RadiSys Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). RadiSys Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, RadiSys Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RadiSys Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 15, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Portland, Oregon

March 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

RadiSys Corporation:

We have audited the accompanying consolidated balance sheets of RadiSys Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RadiSys Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Staff Position No. APB 14–1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP APB 14–1) (codified in FASB ASC Topic 470, Debt with Conversions and Other Options) effective as of January 1, 2009 and retrospectively adjusted its accounting for its consolidated financial statements for the years ended December 31, 2008 and 2007 presented herein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RadiSys Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Portland, Oregon

March 15, 2010

RADISYS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2009	2008 (A)	2007 (A)
	(In thousands, except per share amounts)
Revenues	$304,273	$372,584	$325,232
Cost of sales:
Cost of sales	204,975	262,100	238,392
Amortization of purchased technology	6,476	14,401	15,002

Total cost of sales	211,451	276,501	253,394

Gross margin	92,822	96,083	71,838
Research and development	41,886	49,325	46,242
Selling, general and administrative	45,105	50,837	47,874
Goodwill impairment charge	—	67,256	—
Intangible assets amortization	2,588	4,554	4,428
Restructuring and other charges, net	5,435	575	1,418

Loss from operations	(2,192)	(76,464)	(28,124)
Interest expense	(2,373)	(4,871)	(7,340)
Interest income	1,122	3,059	6,405
Other income (expense), net	211	719	(169)

Loss before income tax expense (benefit)	(3,232)	(77,557)	(29,228)
Income tax expense (benefit)	39,335	(10,295)	(8,078)

Net loss	$(42,567)	$(67,262)	$(21,150)

Net loss per share:
Basic	$(1.81)	$(2.98)	$(0.97)

Diluted	$(1.81)	$(2.98)	$(0.97)

Weighted average shares outstanding:
Basic	23,493	22,552	21,883

Diluted	23,493	22,552	21,883

(A)	As adjusted due to the implementation of the cash conversion subsections of ASC Topic 470-20 “Debt with Conversion and Other Options—Cash Conversion” (“ASC Topic 470-20”).

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008 (A)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents (Notes 2 and 3)	$100,672	$73,980
Short-term investments (Notes 2 and 3)	54,321	—
ARS settlement right (Notes 2 and 3)	7,833	—
Accounts receivable, net (Notes 4 and 18)	44,614	45,551
Other receivables (Note 4)	3,708	1,090
Inventories, net (Note 5)	15,325	28,796
Inventory deposit, net (Note 5)	2,126	654
Other current assets (Note 8)	4,679	4,268
Deferred tax assets, net (Note 16)	1,912	10,297

Total current assets	235,190	164,636
Property and equipment, net (Notes 6 and 18)	9,926	11,556
Intangible assets, net (Notes 7, 16 and 18)	10,720	19,804
Long-term investments (Notes 2 and 3)	—	51,213
ARS settlement right (Notes 2 and 3)	—	11,071
Long-term deferred tax assets, net (Note 16)	14,925	45,864
Other assets (Note 8)	6,273	4,882

Total assets	$277,034	$309,026

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,073	$34,123
Accrued wages and bonuses	6,934	11,253
Deferred income	3,156	2,274
Line of credit (Note 11)	41,287	39,535
Other accrued liabilities (Notes 10 and 14)	14,302	11,384

Total current liabilities	94,752	98,569

Long-term liabilities:
2013 convertible senior notes (Note 14)	50,000	50,000
Other long-term liabilities (Note 16)	2,565	2,989

Total long-term liabilities	52,565	52,989

Total liabilities	147,317	151,558

Commitments and contingencies (Note 14)	—	—
Shareholders’ equity (Notes 12, 14 and 15):
Preferred stock—$.01 par value, 5,664 shares authorized; none issued or outstanding	—	—
Common stock—no par value, 100,000 shares authorized; 23,876 and 23,033 shares issued and outstanding at December 31, 2009 and December 31, 2008	258,670	245,748
Accumulated deficit	(134,314)	(91,747)
Accumulated other comprehensive income:
Cumulative translation adjustments	4,614	4,326
Unrealized gain (loss) on hedge instruments	747	(859)

Total accumulated other comprehensive income	5,361	3,467

Total shareholders’ equity	129,717	157,468

Total liabilities and shareholders’ equity	$277,034	$309,026

(A)	As adjusted due to the implementation of the cash conversion subsections of ASC Topic 470-20.

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

	Common Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total	Total Comprehensive Income (Loss)
	Shares	Amount
	(In thousands)
Balances, December 31, 2006	21,835	$212,887	$6,555	$4,013	$223,455	$(12,732)
Cumulative effect of adjustment resulting from the adoption of ASC Topic 470-20, net of tax	—	16,198	(9,602)	—	6,596	(9,602)

Adjusted balances, December 31, 2006	21,835	$229,085	$(3,047)	$4,013	$230,051	$(22,334)

Shares issued pursuant to benefit plans	449	4,830	—	—	4,830
Stock based compensation associated with employee benefit plans	—	9,881	—	—	9,881
Restricted stock issued	80	—	—	—	—
Restricted share cancellations and forfeitures for tax settlements	(52)	(359)	—	—	(359)
Tax deficiency associated with employee benefit plans	—	(366)	—	—	(366)
Translation adjustments	—	—	—	407	407	407
Recognition of accumulated foreign currency translation adjustment due to liquidation of subsidiary	—	—	—	(32)	(32)	(32)
Cumulative effect of adjustment resulting from the adoption of accounting policy	—	—	(288)	—	(288)
Net loss for the period	—	—	(21,150)	—	(21,150)	(21,150)

Balances, December 31, 2007	22,312	$243,071	$(24,485)	$4,388	$222,974

Comprehensive loss, for the year ended December 31, 2007						$(20,775)

Shares issued pursuant to benefit plans	694	5,324	—	—	5,324
Stock based compensation associated with employee benefit plans	—	9,571	—	—	9,571
Restricted stock issued	76	—	—	—	—
Restricted share cancellations and forfeitures for tax settlements	(49)	(378)	—	—	(378)
Purchase of capped call	—	(10,154)	—	—	(10,154)
Translation adjustments	—	—	—	(62)	(62)	(62)
Net adjustment for fair value of hedge derivatives, net of taxes of $467	—	—	—	(859)	(859)	(859)
Repurchase of 2023 convertible senior notes		(1,686)	—	—	(1,686)
Net loss for the period	—	—	(67,262)	—	(67,262)	(67,262)

Balances, December 31, 2008	23,033	$245,748	$(91,747)	$3,467	$157,468

Comprehensive loss, for the year ended December 31, 2008						$(68,183)

Shares issued pursuant to benefit plans	761	4,754	—	—	4,754
Stock-based compensation associated with employee benefit plans	—	8,520	—	—	8,520
Vesting of restricted stock units	135	—	—	—
Restricted share cancellations and forfeitures for tax settlements	(53)	(352)	—	—	(352)
Net adjustment for fair value of hedge derivatives, net of taxes of $732	—	—	—	1,606	1,606	1,606
Translation adjustments	—	—	—	288	288	288
Net loss for the period	—	—	(42,567)	—	(42,567)	(42,567)

Balances, December 31, 2009	23,876	$258,670	$(134,314)	$5,361	$129,717

Total comprehensive loss for the year ended December 31, 2009						$(40,673)

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008 (A)	2007 (A)
	(In thousands)
Cash flows from operating activities:
Net loss	$(42,567)	$(67,262)	$(21,150)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,354	25,147	25,337
Inventory valuation allowance	2,995	3,720	6,580
Non-cash amortization associated with the acquisition of Convedia	36	112	1,908
Deferred tax valuation allowance	42,003	—	—
Deferred income taxes	(3,717)	(9,991)	(8,424)
Non-cash interest expense	448	2,689	5,871
Goodwill impairment charge	—	67,256	—
Loss (gain) on disposal of property and equipment	39	93	(148)
Unrealized loss (gain) on ARS settlement right	3,238	(11,071)	—
Unrealized holding gain (loss) on ARS	(3,658)	11,512	—
Gain on early extinguishments of convertible subordinated notes	—	(933)	—
Stock-based compensation expense	8,520	9,616	9,881
Other	413	5	141
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	937	24,932	(27,958)
Other receivables	(2,618)	1,588	1,104
Inventories	12,130	(9,415)	5,502
Inventory deposit	(2,370)	(654)	—
Other current assets	432	1,282	5,540
Accounts payable	(5,050)	(15,586)	9,956
Accrued wages and bonuses	(4,319)	3,177	2,048
Accrued restructuring	2,932	26	(228)
Deferred income	881	(3,124)	3,760
Other accrued liabilities	(619)	1,736	251

Net cash provided by operating activities	25,440	34,855	19,971

Cash flows from investing activities:
Proceeds from held-to-maturity investments	—	—	10,000
Proceeds from sale of auction rate securities	550	10,025	54,600
Purchase of auction rate securities	—	—	(25,100)
Capital expenditures	(4,805)	(6,324)	(5,657)
Purchase of long-term assets	(592)	302	(162)
Proceeds from the sale of property and equipment	—	—	3,032
Acquisition of MCPD	—	—	(32,032)

Net cash (used in) provided by investing activities	(4,847)	4,003	4,681

Cash flows from financing activities:
Proceeds from issuance of 2013 convertible senior notes	—	55,000	—
Purchase of capped call	—	(10,154)	—
Extinguishment of convertible subordinated notes	—	—	(2,416)
Repurchase of 2023 convertible senior notes	—	(98,419)	—
Repurchase of 2013 convertible senior notes	—	(3,125)	—
Net settlement of restricted shares	(352)	(422)	(359)
Borrowings on line of credit	1,752	59,800	—
Payments on line of credit	—	(20,265)	—
Financing costs	—	(2,539)	(272)
Payments on capital lease obligation	(147)	(150)	—
Proceeds from issuance of common stock	4,754	5,175	4,830

Net cash provided by (used in) financing activities	6,007	(15,099)	1,783

Effect of exchange rate changes on cash	92	(301)	353

Net increase in cash and cash equivalents	26,692	23,458	26,788
Cash and cash equivalents, beginning of period	73,980	50,522	23,734

Cash and cash equivalents, end of period	$100,672	$73,980	$50,522

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,375	$1,662	$1,514
Income taxes paid (refunded)	194	229	(154)
Supplemental disclosure of non-cash financing activities:
Capital lease obligation	$—	$155	$—

(A)	As adjusted due to the implementation of the cash conversion subsections of ASC Topic 470-20.

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Significant Accounting Policies

Basis of Presentation

RadiSys Corporation (“RadiSys” or the “Company”) was incorporated in March 1987 under the laws of the State of Oregon for the purpose of developing, producing and marketing application-ready software and hardware platforms for use in the communications, multi-media, military and aerospace, and medical markets. The Company has evolved into a leading provider of application-ready software and hardware platforms to original equipment manufacturers (“OEM”) within the communications networks and commercial systems markets. The Company provides its customers with advanced infrastructure platforms that enable them to focus their resources and development efforts on their key areas of differentiation, while allowing them to provide higher value systems with a time-to-market advantage at a lower total cost.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been properly eliminated in consolidation.

Management Estimates

The Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates and judgments that may affect the amounts reported in its Consolidated Financial statement and accompanying notes. Current volatile economic conditions require additional judgment in the establishment of reserves such as the Company’s allowance for doubtful accounts and inventory valuation allowance. Actual results may differ from these estimates under different assumptions or conditions.

Reclassifications

Certain reclassifications have been made to amounts in prior years to conform to current year presentation.

Revenue Recognition

The Company recognizes revenue when the earnings process is complete, as evidenced by the following revenue recognition criteria: an agreement with the customer, fixed pricing, transfer of title and risk of loss and that the collectability of the resulting receivable is reasonably assured. When a sales arrangement contains multiple elements, such as hardware and software products, licenses and/or services, the Company allocates revenue to each element based on its relative fair value, or for software, based on vendor specific objective evidence (“VSOE”) of fair value. In the absence of fair value for a delivered element, the Company first allocates revenue to the fair value of the undelivered elements and the residual revenue to the delivered elements. Where the fair value for an undelivered element cannot be determined, the Company defers revenue for the delivered elements until the undelivered elements are delivered or if support is the only undelivered element, revenue is recognized ratably over the support term. The Company limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services or subject to customer-specified return or refund privileges.

Hardware

Revenue from hardware products where software is incidental is recognized in accordance with applicable GAAP for revenue recognition. Under the Company’s standard terms and conditions of sale, the Company transfers title and risk of loss to the customer at the time product is shipped to the customer and revenue is recognized accordingly, unless customer acceptance is uncertain or significant obligations remain. The Company

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reduces revenue for estimated customer returns for rotation rights as well as for price protection rights according to agreements with its distributors. The amount of revenues derived from these distributors as a percentage of revenues was 17.5%, 15.2% and 9.9% for the years ended December 31, 2009, 2008 and 2007. The Company accrues the estimated cost of post-sale obligations for product warranties, based on historical experience at the time the Company recognizes revenue. In addition, approximately 85% of the Company’s unit volume is attributable to contract manufacturers.

The software content included in certain components of ATCA systems, certain MCPD products and Convedia Media Servers is considered to be more than incidental and the Company’s ATCA arrangements generally include multiple elements such as hardware, technical support services as well as specified software upgrades or enhancements. As such, the revenue associated with these products is recognized in accordance with applicable GAAP for software revenue recognition.

Software royalties and licenses

Revenue from software royalties and licenses is recognized in accordance with applicable GAAP for software revenue recognition. Revenue from customers for prepaid, non-refundable software royalties is recorded when the revenue recognition criteria have been met. Revenue for non-prepaid royalties is recognized at the time the underlying product is shipped by the customer paying the royalty. The Company recognizes software license revenue at the time of shipment or upon delivery of the software master provided that the revenue recognition criteria have been met and VSOE exists to allocate the total fee to all undelivered elements of the arrangement. The Company defers revenue on arrangements, including specified software upgrades, until the specified upgrade has been delivered.

Software maintenance

Software maintenance services are recognized as earned on the straight-line basis over the terms of the contract in accordance with applicable GAAP for software revenue recognition. The fair value of the Company’s post-contract support has been determined by renewal rates within the Company’s support agreements as well as the actual amounts charged to customers for renewal of their support services.

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

•

Undelivered elements of an arrangement—Certain software sales include specified upgrades and enhancements to an existing product. Revenue for such products is deferred until the future obligation is fulfilled.

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

Capitalized Software Development Costs

The Company does not capitalize internal software development costs incurred in the production of computer software as the Company does not incur any material costs between the point of technological feasibility and general release of the product to customers in the future. As such software development costs are expensed as research and development (“R&D”) costs.

Shipping Costs

The Company’s shipping and handling costs for product sales are included under cost of sales for all periods presented. For the years ended December 31, 2009, 2008 and 2007 shipping and handling costs represented approximately 1% of cost of sales.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs consist primarily of media, display, and print advertising, along with trade show costs and product demos and brochures. For 2009, 2008 and 2007 advertising costs were $1.5 million, $1.6 million and $1.3 million, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.

Investments

Auction rate securities (“ARS”) are classified as short-term investments. Trading securities are recorded at fair value, and unrealized holding gains and losses are recognized in earnings. Historically, these investments were classified as held-to-maturity with original maturities of more than three months but less than a year classified as short-term investments, and investments classified as held-to-maturity with original maturities more than a year classified as long-term investments in the Consolidated Balance Sheets.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company classifies, at the date of acquisition, its investments into categories in accordance with applicable GAAP for investments in debt and equity securities. The Company’s investment policy requires that the held-to-maturity investments, including cash and investments, not exceed a maximum weighted-average maturity of 12 months. In addition, the policy mandates that an individual investment must have a maturity of less than 24 months, with no more than 20% of the total portfolio exceeding 18 months. Realized gains and losses, and interest and dividends on all securities were included in other income (expense), net in the Consolidated Statements of Operations.

The Company’s current holdings of ARS are classified as trading securities as it plans to exercise its right to require its investment bank to repurchase, at par value, its ARS no later than June 30, 2010 under the terms of a settlement right. Refer to Note 2—Cash Equivalents and Investments for further discussion of the terms of the Company’s settlement right. Unrealized holding gains and losses from its ARS and ARS settlement right are included in other income (expense) in its Consolidated Statement of Operations.

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

Inventories

Inventories are stated at the lower of cost or market, net of an inventory valuation allowance. The Company uses a standard cost methodology to determine its cost basis for its inventories. The Company evaluates inventory on a quarterly basis for obsolete or slow-moving items to ascertain if the recorded allowance is reasonable and adequate. Inventory is written down for estimated obsolescence or unmarketable inventory equal

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. Our inventory valuation allowances establish a new cost basis for inventory.

Long-Lived Assets

Long-lived assets, such as property and equipment and definite-life intangible assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company assesses the impairment of the assets based on the undiscounted future cash flow the assets are expected to generate compared to the carrying value of the assets. If the carrying amount of the assets is determined not to be recoverable, a write-down to fair value is recorded. Management estimates future cash flows using assumptions about expected future operating performance. Management’s estimates of future cash flows may differ from actual cash flow due to, among other things, technological changes, economic conditions or changes to the Company’s business operations.

Goodwill represents the excess of cost over the assigned value of the net assets in connection with all acquisitions. Goodwill is reviewed for impairment at least annually and also under certain circumstances. During the fourth quarter of 2008, the Company impaired its entire amount of previously recorded goodwill in the amount of $67.3 million. As of December 31, 2009 and 2008, the Company had no goodwill balances recorded.

Intangible assets with estimable useful lives are amortized over their respective estimated life and reviewed for impairment whenever events or circumstances require management to do so.

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

Machinery, equipment, furniture and fixtures	5 years
Software, computer hardware and manufacturing test fixtures	3 years
Engineering demonstration products and samples	1 year
Leasehold improvements	Lesser of the lease term or estimated useful lives

Ordinary maintenance and repair expenses are charged to income when incurred.

Accounting for Leases

The Company leases all of its facilities, certain office equipment and vehicles under non-cancelable operating leases that expire at various dates through 2016, along with options that permit renewals for additional periods. Rent escalations are considered in the determination of straight-line rent expense for operating leases. Leasehold improvements made at the inception of or during the lease are amortized over the shorter of the asset life or the lease term.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Asset Retirement Obligations

The Company leases all of its facilities under various operating leases, some of which contain clauses that require the Company to restore the leased facility to its original state at the end of the lease term. Any identified material asset retirement obligation is initially measured at the fair value and recorded as a liability with a corresponding increase in the carrying amount of the underlying property. Subsequently, the asset retirement obligation would accrete until the time the retirement obligation is expected to settle while the asset retirement cost is amortized over the useful life of the underlying property. As of December 31, 2009 and 2008, the Company identified $75,000, of asset retirement obligations, which is included in Other long-term liabilities, net in the accompanying Consolidated Balance Sheets.

Accrued Restructuring and Other Charges

For the years ended December 31, 2009, 2008 and 2007, expenses associated with exit or disposal activities are recognized when probable and estimable because the Company has a history of paying severance benefits. For leased facilities that were vacated, an amount equal to the total future lease obligations from the date of vacating the premises through the expiration of the lease, net of any future sublease income, was recorded as a part of restructuring charges.

Warranty

The Company provides for the estimated cost of product warranties at the time it recognizes revenue. Products are generally sold with warranty coverage for a period of 24 months after shipment. On a quarterly basis the Company assesses the reasonableness and adequacy of the warranty liability and adjusts such amounts as necessary. Warranty reserves are included in other accrued liabilities in the accompanying Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008.

Research and Development

Research, development and engineering costs are expensed as incurred. R&D expenses consist primarily of salary, bonuses and benefits for product development staff, and cost of design and development supplies and equipment, net of reimbursements for non-recurring engineering services.

Income Taxes

Income tax accounting requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities. Valuation allowances are established to reduce deferred tax assets to the amount expected to “more likely than not” be realized in future tax returns. Tax law and rate changes are reflected in the period such changes are enacted. The Company recognizes uncertain tax positions after evaluating whether certain the tax positions are more likely than not to be sustained by taxing authorities. In addition, the Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Assets and Liabilities

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

Comprehensive Income (Loss)

The Company reports accumulated other comprehensive income (loss) in its Consolidated Balance Sheets. Comprehensive income (loss) includes net income (loss), translation adjustments and unrealized gains (losses) on hedging instruments. The cumulative translation adjustments consist of unrealized gains (losses) for foreign currency translation.

Stock-Based Compensation

Stock-based compensation expense for all stock-based compensation awards is based on the estimated grant-date fair value. The Company uses the Black-Scholes model to measure the grant date fair value of stock options and ESPP shares. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award. The grant date fair value of stock options that are expected to vest is recognized on a straight-line basis over the requisite service period, which is equal to the option vesting period which is, generally, three years. The grant date fair value of ESPP shares that are expected to vest is recognized on a straight-line basis over the requisite service period, which is generally, 18 months, subject to modification at the date of purchase due to the ESPP look-back feature. The grant date fair value of restricted stock units issued under the 2007 stock plan that are expected to vest is recognized on a straight-line basis over the requisite service period, which is three years. The estimate of the number of options, ESPP shares and restricted stock units issued under the 2007 stock plan expected to vest is determined based on historical experience.

The Company computes the grant date fair value of restricted stock units granted under the LTIP and 2007 Stock Plan as the closing price of RadiSys shares as quoted on the NASDAQ Global Select Market on the earlier of the date of grant or the first date of the service period. The grant date fair value of restricted stock units, issued under the LTIP, are expensed ratably over the measurement period of the award. The estimated number of restricted stock units, issued under the LTIP, expected to vest is based upon financial results of the Company as compared to the performance goals set for the award and is adjusted quarterly.

Net income (loss) per share

Basic earnings per share amounts are computed based on the weighted-average number of common shares outstanding. Diluted earnings per share amounts incorporate the incremental shares issuable upon assumed exercise of stock options, incremental shares associated with the assumed vesting of restricted stock and the

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assumed conversion of the Company’s convertible notes, as if the conversion to common shares had occurred at the beginning of the fiscal year and when such conversion would have the effect of reducing earnings per share. When the conversion of the Company’s convertible notes has the effect of reducing earnings per share, earnings have also been adjusted for interest expense foregone on the convertible notes.

Derivatives

During 2008, the Company began to enter into forward foreign currency exchange contracts to reduce the impact of foreign currency exchange risks where natural hedging strategies could not be effectively employed.

The Company’s activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates. The Company manages these risks through the use of forward exchange contracts, designated as foreign-currency cash flow hedges, in an attempt to reduce the potentially adverse effects of foreign currency exchange rate fluctuations that occur in the normal course of business. As such, the Company’s hedging activities are all employed solely for risk management purposes. All hedging transactions are conducted with, in the opinion of management, financially stable and reputable financial institutions.

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

Foreign currency translation

Assets and liabilities of international operations, using a functional currency other than the U.S. dollar, are translated into U.S. dollars at exchange rates as of December 31, 2009 and 2008. Income and expense accounts are translated into U.S. dollars at the actual daily rates of exchange prevailing during the period. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component in shareholders’ equity. Foreign exchange transaction gains and losses are included in other expense, net, in the Consolidated Statements of Operations. Foreign currency exchange rate fluctuations resulted in a net transaction (loss) gain of $(195,000), $193,000, and $(116,000) for the years ended December 31, 2009, 2008 and 2007, respectively.

Recent Accounting Pronouncements

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles—Overall (“ASC 105-10”). Under ASC 105-10, the FASB Accounting Standards Codification (the “Codification”) became the exclusive source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification superseded all then-existing non-SEC accounting and

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reporting standards, with the exception of certain non-SEC accounting literature, which became non-authoritative. The adoption of ASC 105-10 did not have an impact on the Company’s consolidated financial statements; however, it changed the way in which the Company discloses information regarding financial assets, liabilities and results of operations.

In March 2008, the FASB issued a new accounting standard on disclosures about derivative instruments and hedging activities, which amended previous literature to require enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under GAAP, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard became effective for the Company on January 1, 2009 and the required enhanced disclosures have been provided for in Note 13—Hedging.

In May 2008, the FASB issued a new accounting standard on accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). Under the Codification, this standard is located in the cash conversion subsections of ASC 470-20, “Debt with Conversion and Other Options.” This standard required that issuers of such instruments separately account for the liability and equity components related to convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. This standard became effective for the Company on January 1, 2009. Based on its analysis, the Company determined that the new guidance only affected its 1.375% convertible senior notes which were due November 15, 2023 (the “2023 convertible senior notes”), even though the notes were retired during the fourth quarter of 2008. Accordingly, the Company is required to retrospectively apply this guidance to all periods presented that include the 2023 convertible senior notes. As a result of this retrospective application, the Company adjusted its opening accumulated deficit balance and paid in capital balances as of December 31, 2006.

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance amends ASC subtopic 650-25 to eliminate the requirement that all undelivered elements have either vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) prior to recognition of a portion of the arrangement fee that is attributable to items that have already been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Accordingly, the overall arrangement fee will be allocated based on their relative selling prices. ASU 2009-13 also eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company has elected to adopt the provisions of ASU 2009-13 as of January 1, 2010, however it is currently assessing the future impact of this new accounting update to its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-14, “Certain Arrangements That Include Software Elements,” (amendments to FASB ASC Topic 985, Software) (“ASU 2009-14”). ASU 2009-14 amends the original authoritative literature currently under ASC 985-605, and originally issued under AICPA Statement of Position 97-2, Software Revenue Recognition, and its related interpretive guidance. The original guidance applies to revenue arrangements for products or services that include software that is “more-than-incidental” to the products as a whole. The amendment under ASU 2009-14, excludes from its scope tangible products that contain both

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

software and non-software components that function together to deliver a product’s essential functionality. ASU 2009-14 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company has elected to adopt the provisions of ASU 2009-13 as of January 1, 2010, however it is currently assessing the future impact of this new accounting update to its consolidated financial statements.

Note 2—Cash Equivalents and Investments

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2009
Cash Equivalents
Money market mutual funds (A)	$15,885	$—	$—	$15,885

Short-term investments and ARS settlement right
Auction rate securities	$54,321	$—	$—	$54,321
ARS settlement right	7,833	—	—	7,833

Total short-term investments and ARS settlement right	$62,154	$—	$—	$62,154

December 31, 2008
Cash Equivalents
Money market mutual funds	$14,987	$—	$—	$14,987

Long-term investments and ARS settlement right
Auction rate securities	$51,213	$—	$—	$51,213
ARS settlement right	11,071	—	—	11,071

Total long-term investments and ARS settlement right	$62,284	$—	$—	$62,284

(A)	Balance includes $826,000 in money market mutual funds restricted by the Company’s investment bank. All restricted amounts are held as collateral by the Company’s investment bank unless the bank permits withdrawal of all or part of such amounts.

The Company currently holds investments in auction rate securities (“ARS”), the majority of which represent interests in collateralized debt obligations supported by pools of government-backed student loans with S&P AAA or Moody’s Aaa ratings at the time of purchase. During the first quarter of 2008, the Company’s portfolio of ARS experienced multiple failed auctions as the amount of securities submitted for sale exceeded the amount of purchase orders. An auction failure, which is not a default in the underlying debt instrument, occurs when there are more sellers than buyers at a scheduled interest rate auction date and parties desiring to sell their auction rate securities are unable to do so. During the fourth quarter of 2008, the Company accepted a settlement offer from its investment bank, UBS AG, associated with the failed auctions. Under the terms of the offer, the Company has the right to require the bank to repurchase at par value its ARS investments at any time between June 30, 2010 and June 30, 2012. As the Company plans to require UBS to repurchase its ARS on June 30, 2010, these investments have been classified as short-term investments. For its ARS settlement right, the Company has elected the fair value option for financial assets and financial liabilities. Management elected the fair value option for the ARS settlement right in order to quantify its agreement with UBS, as it guarantees settlement at par value, which essentially offsets any impairment on its ARS.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company records its ARS and corresponding settlement right at fair value, using the income approach, in accordance with the applicable GAAP using level 3 inputs, as defined in Note 3—Fair Value of Financial Instruments. The Company considered various inputs to estimate the fair value of its ARS at December 31, 2009, including the estimated time believed to allow the market for such investments to recover, projected estimates of future risk-free rates, as well as premiums designed to account for liquidity and credit risks associated with its ARS holdings.

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

The following table summarizes the fair value measurements as of December 31, 2009, for the Company’s financial instruments, including its ARS (in thousands):

	Fair Value Measurements as of December 31, 2009
	December 31, 2009	Level 1	Level 2	Level 3
Cash equivalents	$15,885	$15,885	$—	$—
Short-term investments	$54,321	$—	$—	$54,321
ARS settlement right	$7,833	$—	$—	$7,833
Cash surrender value of life insurance contracts	$3,178	$—	$3,178	$—
Foreign currency forward contracts	$842	$—	$842	$—

Total	$82,059	$15,885	$4,020	$62,154

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the fair value measurements as of December 31, 2008, for the Company’s financial instruments, including its ARS (in thousands):

	Fair Value Measurements as of December 31, 2008
	December 31, 2008	Level 1	Level 2	Level 3
Cash equivalents	$14,987	$14,987	$—	$—
Long-term investments	$51,213	$—	$—	$51,213
ARS settlement right	$11,071	$—	$—	$11,071
Cash surrender value of life insurance contracts	$2,819	$—	$2,819	$—
Foreign currency forward contracts	$(1,196)	$—	$(1,196)	$—

Total	$78,894	$14,987	$1,623	$62,284

The following tables outline changes in the fair value of the Company’s ARS and ARS settlement right, where fair value is determined using Level 3 inputs:

	Fair Value
	Short-term Investments	ARS Settlement Right
Balance as of December 31, 2007	$—	$—
Fair value transferred in from Level 1 securities	62,750	—
Initial recognition of ARS settlement right	—	11,071
Unrealized loss	(11,512)	—
Sales of ARS	(25)	—

Balance as of December 31, 2008	$51,213	$11,071
Unrealized gain (loss) (A)	3,658	(3,238)
Sales of ARS	(550)	—

Balance as of December 31, 2009	$54,321	$7,833

(A)	Refer to Note 2—Cash Equivalents and Investments for discussion of the inputs used in determining the appropriate fair values for the Company’s ARS and ARS settlement right. Unrealized gains on the Company’s ARS, which totaled $3.7 million for the year ended December 31, 2009, are included in other income in the Company’s Consolidated Statement of Operations. Valuation of the Company’s ARS settlement right is performed using a present value approach on the difference between the estimated fair value and the par value of the ARS investments. Therefore, there is an inverse relationship between changes in the value of the Company’s ARS investments and its settlement right. Unrealized losses on the Company’s ARS settlement right for the year ended December 31, 2009, which totaled $3.2 million, are included in other income in the Company’s Consolidated Statement of Operations.

Note 4—Accounts Receivable and Other Receivables

Accounts receivable balances consisted of the following (in thousands):

	December 31, 2009	December 31, 2008
Accounts receivable, gross	$45,580	$46,521
Less: allowance for doubtful accounts	(966)	(970)

Accounts receivable, net	$44,614	$45,551

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts receivable at December 31, 2009 and 2008 primarily consists of sales to the Company’s customers which are generally based on standard terms and conditions. The Company recorded the following activity in allowance for doubtful accounts (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Allowance for doubtful accounts, beginning of the year	$970	$884	$858
Charged to costs and expenses	—	168	65
Less: write-offs, net of recoveries	(4)	(82)	(39)

Remaining allowance, end of the year	$966	$970	$884

As of December 31, 2009 and 2008, other receivables was $3.7 million and $1.1 million, respectively. Other receivables consisted primarily of non-trade receivables including receivables for inventory transferred to the Company’s contract manufacturing partners. There is no revenue recorded associated with non-trade receivables.

Note 5—Inventories

Inventories consisted of the following (in thousands):

	December 31, 2009	December 31, 2008
Raw materials	$14,066	$29,529
Work-in-process	985	1,126
Finished goods	5,066	9,392

	20,117	40,047
Less: inventory valuation allowance	(4,792)	(11,251)

Inventories, net	$15,325	$28,796

	December 31, 2009	December 31, 2008
Inventory deposit (A)	$3,024	$654
Less: inventory deposit valuation allowance	(898)	—

Inventory deposit, net	$2,126	$654

(A)	The Company is contractually obligated to reimburse its contract manufacturer for the cost of excess inventory purchased based on the Company’s forecasted demand when there is no alternative use. The Company’s inventory deposit represents a cash deposit paid to its contract manufacturers for excess and obsolete inventory. The deposit is recorded net of adverse purchase commitment liabilities, and therefore the net balance of the deposit represents inventory the Company believes will be utilized. The deposit will be applied against future adverse purchase commitments owed to the Company’s contract manufacturers or reduced based on the usage of inventory. See Note 14—Commitments and Contingencies for additional information regarding the Company’s adverse purchase commitment liability.

Consigned inventory is held at third-party locations, including the Company’s contract manufacturing partners and customers. The Company retains title to the inventory until purchased by the third-party. Consigned inventory, consisting of raw materials and finished goods, was $3.0 million and $2.3 million at December 31, 2009 and 2008, respectively.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the years ended December 31, 2009, 2008 and 2007 the Company recorded provision for excess and obsolete inventory of $3.0 million, $3.7 million and $6.6 million, respectively.

The following is a summary of the change in the Company’s inventory valuation allowance (in thousands):

	For the Years Ended December 31,
	2009	2008
Inventory valuation allowance, beginning of the year	$11,251	$11,818
Usage:
Inventory scrapped	(8,223)	(4,793)
Inventory utilized	(1,089)	(1,166)

Subtotal—usage	(9,312)	(5,959)
Write-downs of inventory valuation	2,995	3,720
Transfer from other liabilities (A)	756	1,421
Transfer to inventory deposit valuation allowance (B)	(898)	—
Inventory revaluation for standard cost changes	—	251

Inventory valuation allowance, end of the year	$4,792	$11,251

(A)	Transfer from other liabilities is related to obsolete inventory purchased from contract manufacturers during the year which was previously reserved for as an adverse purchase commitment. (Note 10—Other Accrued Liabilities and Note 14—Commitments and Contingencies.)

Note 6—Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2009	December 31, 2008
Manufacturing equipment	$21,224	$20,362
Office equipment and software	26,825	27,153
Leasehold improvements	6,294	5,124

	54,343	52,639
Less: accumulated depreciation and amortization	(44,417)	(41,083)

Property and equipment, net	$9,926	$11,556

Depreciation and amortization expense for property and equipment for the years ended December 31, 2009, 2008 and 2007 was $6.3 million, $6.2 million and $5.7 million, respectively. During 2009, the Company capitalized several leasehold improvements related to the expansion of its China operations, which will be amortized over a weighted average period of 3.6 years and represents the shorter of the lease term or the life of the asset.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Intangible Assets

The following tables summarize details of the Company’s total purchased intangible assets (in thousands):

	Weighted Average Amortization Period (in years)	Gross	Accumulated Amortization	Net
December 31, 2009
Existing technology	3.4	$38,315	$(32,654)	$5,661
Technology licenses	4.2	18,589	(14,911)	3,678
Patents	10.5	6,652	(6,358)	294
Customer lists	—	10,800	(10,800)	—
Trade names	5.7	3,636	(2,549)	1,087

Total intangible assets	4.1	$77,992	$(67,272)	$10,720

December 31, 2008
Existing technology	5.0	$38,315	$(29,407)	$8,908
Technology licenses	3.7	18,589	(11,867)	6,722
Patents	10.5	6,652	(6,216)	436
Customer lists	3.0	10,800	(8,805)	1,995
Trade names	6.0	3,636	(1,893)	1,743
Other	—	1,537	(1,537)	—

Total intangible assets	4.6	$79,529	$(59,725)	$19,804

Intangible assets amortization expense was $9.1 million, $19.0 million and $19.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. The Company’s purchased intangible assets have lives ranging from one to 10 years. The Company reviews for impairment of all its purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

During 2008, general economic conditions as well as the decline in the Company’s stock price were considered triggering events that required the Company to re-perform an impairment test of its long lived assets, including intangible assets. The Company assesses the impairment of the assets based on the undiscounted future cash flow the assets are expected to generate compared to the carrying value of the assets. If the carrying amount of the assets is determined not to be recoverable, a write-down to fair value is recorded. Management estimates future cash flows using assumptions about expected future operating performance. For its long lived intangible assets, the Company determined no impairment existed, however, during its analysis, the remaining depreciable lives were reviewed for adequacy. The Company noted that expected future benefits derived from certain intangible assets of its Canadian subsidiary exceeded their remaining depreciable lives. Accordingly, an adjustment was made in order to match amortization expense over the period of expected future benefit. The intangible asset categories impacted were existing technology and customer lists. The adjustments to depreciable lives of the Company’s intangible assets were treated as changes in estimates and their effects were recognized prospectively in our Consolidated Financial Statements, effective October 1, 2008.

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

The estimated future amortization expense of purchased intangible assets as of December 31, 2009 is as follows (in thousands):

For the Years Ending December 31,	Estimated Intangible Amortization Amount
2010	6,388
2011	3,683
2012	649

Total estimated future amortization expense	$10,720

Note 8—Other Assets

Other current assets consisted of the following (in thousands):

	December 31, 2009	December 31, 2008
Prepaid maintenance, rent and other	$3,193	$3,279
Assets held for sale	644	644
Hedge derivative asset (A)	842	—
Income tax receivable, net	—	345

Other current assets	$4,679	$4,268

(A)	As of December 31, 2008, the Company’s foreign currency forward were contracts were included in other accrued liabilities, as they were in a loss position, in the Consolidated Balance Sheets.

Other assets consisted of the following (in thousands):

	December 31, 2009	December 31, 2008
Employee deferred compensation arrangement	$3,393	$2,819
2013 convertible senior notes debt issuance costs	947	1,394
Other, net	1,933	669

Other assets, net	$6,273	$4,882

Employee deferred compensation arrangement represents the cash surrender value of insurance contracts purchased by the Company as part of its deferred compensation plan established in January 2001. Any elective deferrals by the eligible employees are invested in insurance contracts.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Accrued Restructuring and Other Charges

Accrued restructuring is recorded in other accrued liabilities as of December 31, 2009 and 2008, and consisted of the following (in thousands):

	December 31, 2009	December 31, 2008
Fourth quarter 2006 restructuring charge	$—	$6
Second quarter 2008 restructuring charge	—	87
First quarter 2009 restructuring charge	263	—
Second quarter 2009 restructuring charge	1,933	—
Fourth quarter 2009 restructuring charge	829	—

Total	$3,025	$93

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

Fourth Quarter 2006 Restructuring

During the fourth quarter of 2006, the Company initiated a restructuring plan that included the elimination of 12 positions primarily supporting the Company’s contract manufacturing operations as a result of the termination of the relationship with one of the Company’s contract manufacturers in North America. The restructuring plan also includes closing the Charlotte, North Carolina manufacturing support office. The Company completed this office closure during the first quarter of 2009.

Second Quarter 2008 Restructuring

During the second quarter of 2008, the Company initiated a restructuring plan that included the elimination of 23 positions. The restructuring was primarily initiated with the intent to return the Company’s engineering spend to levels which align with targeted profitability as well as refocus the Company’s skill sets in new product deployment and provide enhanced service and support to existing customers. The Company completed all activities associated with the restructuring during the first quarter of 2009.

First Quarter 2009 Restructuring

During the first quarter of 2009, the Company initiated a restructuring plan that included the elimination of 29 positions. The restructuring was initiated to align the Company’s costs with its annual operating plan. During 2009 the Company incurred a total of $1.5 million in restructuring charges, which were comprised almost entirely of employee payroll related severance costs. Included in these costs were charges related to the modification of equity awards to certain employees included in this restructuring activity. The Company expects all activities associated with this restructuring to be completed by first quarter of 2010.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the changes to the first quarter 2009 restructuring costs (in thousands):

Employee Termination and Related Costs
Balance accrued as of December 31, 2008	$—
Restructuring and other costs	1,289
Additions	59
Reversals	(91)
Expenditures	(994)

Balance accrued as of December 31, 2009	$263

Second Quarter 2009 Restructuring.

During the second quarter of 2009, the Company initiated a restructuring plan that includes the elimination of 115 positions and the relocation of eight employees as part of two strategic initiatives within manufacturing operations and engineering. As part of the initiative, the Company plans to transition to a fully outsourced manufacturing model, which will transfer remaining manufacturing from its manufacturing plant in Hillsboro, Oregon to its manufacturing partners in Asia. The plan also includes consolidating the Company’s North American research and development positions and programs, and specifically transferring current projects from its design center in Boca Raton, Florida, to other existing R&D centers. During 2009, the Company incurred a total of $3.1 million in restructuring charges, which consisted of accrued severance obligations, healthcare benefits, relocation incentives and related payroll taxes. The balance also includes legal expenditures as well as contract termination fees. The Company currently expects to incur approximately $200,000 in additional restructuring charges over the next 4 months associated with the second quarter 2009 restructuring plan. These additional charges are primarily related to employee relocation costs. This transition is expected to be substantially complete by the third quarter of 2010.

The following table summarizes the changes to the second quarter 2009 restructuring costs (in thousands):

	Employee Termination and Related Costs	Other
Balance accrued as of December 31, 2008	$—	$—
Restructuring and other costs	2,903	84
Additions	346	263
Reversals	(485)	—
Expenditures	(879)	(299)

Balance accrued as of December 31, 2009	$1,885	$48

Fourth Quarter 2009 Restructuring

During the fourth quarter of 2009, the Company initiated a restructuring plan that includes the future elimination of 22 positions at various locations throughout the company. The primary focus of this initiative is to align expenses with the Company’s 2010 operating plan objectives, which include the need to continue focusing on lowered costs. During 2009, the Company incurred $882,000 in charges associated with this restructuring plan, which consisted of severance and related payroll costs as well as healthcare benefits. The Company expects all activities associated with this restructuring plan to be completed by the fourth quarter of 2010.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the changes to the fourth quarter 2009 restructuring costs (in thousands):

Employee Termination and Related Costs
Balance accrued as of December 31, 2008	$—
Restructuring and other costs	882
Expenditures	(53)

Balance accrued as of December 31, 2009	$829

Note 10—Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	December 31, 2009	December 31, 2008
Accrued warranty reserve	$2,810	$3,072
Deferred compensation plan liability	2,396	2,135
Adverse purchase commitments	1,828	1,968
Accrued interest payable	516	517
Accrued restructuring	3,025	93
Hedge derivative liability	—	1,196
Income tax payable, net	740	—
Other	2,987	2,403

Other accrued liabilities	$14,302	$11,384

Note 11—Short-Term Borrowings

Silicon Valley Bank

The Company has a secured revolving line of credit agreement with Silicon Valley Bank, which provides the Company with a two-year secured revolving credit facility of $30.0 million, which is subject to a borrowing base and secured by its accounts receivable. During 2009, the Company extended the term of the agreement for another year, which will now end on September 30, 2011. Borrowings under the agreement bear interest at the prime rate, which was 3.25% as of December 31, 2009, or the LIBOR rate, which was 0.23% as of December 31, 2009, plus 1.25%, with either interest rate determined by the Company’s election. The Company is required to make interest payments monthly. The Company is further required to pay a commitment fee equal to 0.08% of the $30.0 million maximum borrowing limit on an annual basis, and to pay quarterly in arrears an unused facility fee in an amount equal to 0.375% per year of the unused amount of the facility. In addition, the credit facility provides sub-facilities for letters of credit and foreign exchange contracts to be issued on the Company’s behalf.

The credit facility requires the Company to make and maintain certain financial covenants, representations, warranties and other agreements that are customary in credit agreements of this type. The Agreement requires the Company to maintain a minimum quarterly current ratio (current assets divided by the sum of current liabilities less deferred income plus the amount of outstanding advances and letters of credit) of 1.5 during the term of the agreement. Additionally, any quarterly EBITDA (earnings before interest, taxes, depreciation, amortization, stock based compensation, goodwill impairment charges, and deferred tax asset valuation charges, as defined in the Agreement) loss may not exceed $3.0 million in any one quarter. For quarterly periods beginning after January 1, 2009, the Company must maintain a positive rolling four quarter EBITDA. In addition, capital expenditures may not exceed $8.0 million in any fiscal year.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009 and 2008, the Company had no outstanding balances on the line of credit or letters of credit issued on its behalf.

UBS

During August of 2008, UBS AG, the parent company of the securities firm with which the Company holds its ARS, announced an offer to its clients holding auction rate securities. Under the terms of the offer, UBS AG would issue ARS settlement rights to the Company, which in addition to the terms discussed in Note 2—Cash Equivalents and Investments, would also entitle the Company to receive no net cost loans from UBS AG, or its affiliates, for up to 75% of the market value of the Company’s ARS.

The Company accepted the offer and entered into a Credit Line Agreement (the “Credit Line”), including an Addendum to Credit Line Account Application and Agreement, with UBS Bank. The amount of interest the Company will pay under the Credit Line is intended to equal the amount of interest the Company would receive with respect to the Company’s ARS and is currently set at T-Bill plus 1.20%, which will be subject to market fluctuations. The borrowings under the Credit Line are payable upon demand; however, UBS Bank USA or its affiliates are required to provide to the Company alternative financing on substantially similar terms, unless the demand right was exercised as a result of certain specified events or the customer relationship between UBS Bank USA and the Company is terminated for cause by UBS Bank USA. As of December 31, 2009 and 2008, the Company had outstanding balances on the Credit Line in the amount of $41.3 million $39.5 million, respectively.

Note 12—Convertible Debt

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

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For the years ended December 31, 2009 and 2008, the effective interest rate for the 2013 convertible senior notes was approximately 3.6% and 2.6%, respectively. During the years ended December 31, 2009 and 2008, the Company incurred contractually stated interest costs totaling $1.4 million and $1.3 million, respectively. During the years ended December 31, 2009 and 2008, the Company incurred costs related to the amortization of issuance costs totaling $447,000 and $659,000, respectively.

As of December 31, 2009 and December 31, 2008, the Company had outstanding 2013 convertible senior notes with a face value of $50.0 million. As of December 31, 2009 and December 31, 2008, the fair value of the Company’s 2013 convertible senior notes was $44.8 million and $26.9 million, respectively.

2023 Convertible Senior Notes

During the first quarter of 2009, the Company adopted the cash conversion subsections of ASC Topic 470-20. ASC Topic 470-20 is effective for the Company’s previously outstanding 1.375% convertible senior notes due 2023. Although, the Company’s 2023 convertible senior notes were retired as of December 31, 2008, the Company was still required to retrospectively apply Cash Conversion Subsections in all periods presented that include the Company’s 2023 convertible senior notes. As a result of this retrospective application, the Company’s opening accumulated deficit and additional paid in capital balances were adjusted by ($9.6 million) and $16.2 million, net of tax, respectively.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Cash Conversion Subsections required that issuers of convertible instruments that may be settled in cash upon conversion separately account for the liability and equity components related to convertible debt instruments in a manner which would reflect the issuer’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. As such, the Company calculated the liability component, at issuance, to be $73.6 million. The liability component was calculated as the present value of cash lows from the related principal and interest payments using an 8.0% discount rate. The discount rate used represented the Company’s estimated borrowing rate, at the date of issuance, for a similar debt instrument without the conversion feature. The equity component, recorded as additional paid-in capital, totaled $16.2 million, which represented the difference between the proceeds from the issuance of the notes and the fair value of the liability, net of deferred taxes and equity related issuance costs of $10.2 million, as of the date of the issuance.

The Cash Conversion Subsections also requires an accretion of the resultant debt discount over the expected life of the notes, which was November 15, 2003 to November 15, 2008. Accordingly, the Consolidated Statements of Operations for the years ended December 31, 2008 and 2007, were retrospectively modified, compared to previously reported amounts, as follows (in thousands, except per share amounts):

	For the Year Ended December 31,
	2008	2007
Additional pre-tax non-cash interest expense	$(2,170)	$(5,662)
Adjustment to loss from early extinguishment of debt	90	—
Additional deferred tax benefit	768	2,064

Net adjustment to net loss	$(1,312)	$(3,598)

Net loss per share:
Basic	$(0.06)	$(0.17)

Diluted	$(0.06)	$(0.17)

For the years ended December 31, 2008 and 2007, the effective interest rate for the liability component of the notes was approximately 6.0% and 7.8%, respectively. During the years ended December 31, 2008 and 2007, the Company incurred contractually stated interest costs totaling $619,000 and $1.4 million. During the years ended December 31, 2008 and 2007, the Company incurred interest costs of $5.4 million and $5.7 million, respectively, related to amortization of the discount on the liability component of the notes.

Note 13—Hedging

The Company’s activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates. The Company manages these risks through the use of forward exchange contracts, designated as foreign-currency cash flow hedges, in an attempt to reduce the potentially adverse effects of foreign currency exchange rate fluctuations that occur in the normal course of business. As such, the Company’s hedging activities are all employed solely for risk management purposes. All hedging transactions are conducted with, in the opinion of management, financially stable and reputable financial institutions. As of December 31, 2009 and 2008, and for the years ended December 31, 2009 and 2008, the only hedge instruments executed by the Company are associated with its exposure to fluctuations in the Canadian Dollar which result from obligations such as payroll and rent paid in Canadian Dollars.

These derivatives are recognized on the balance sheet at their fair value. Unrealized gain positions are recorded as other current assets and unrealized loss positions are recorded as other current liabilities. Changes in the fair values of the outstanding derivatives that are highly effective are recorded in other comprehensive

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives are expected to remain highly effective in future periods. For the years ended December 31, 2009 and 2008, the Company had no hedge ineffectiveness.

During the year ended December 31, 2009, the Company entered into fifty-six new foreign currency forward contracts, with total contractual values of $11.8 million. During the year ended December 31, 2008, the Company entered into twenty-three new foreign currency forward contracts, with total contractual values of $14.5 million.

A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments designated as cash flow hedges at December 31, 2009 is as follows (in thousands):

	Contractual / Notional Amount	Consolidated Balance Sheet Classification	Estimated Fair Value
			Asset	(Liability)
Foreign currency forward exchange contracts	$11,224	Other current assets	$842	$—

A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments designated as cash flow hedges at December 31, 2008 is as follows (in thousands):

	Contractual / Notional Amount	Consolidated Balance Sheet Classification	Estimated Fair Value
			Asset	(Liability)
Foreign currency forward exchange contracts	$6,785	Other accrued liabilities	$—	$(1,196)

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effect of derivative instruments on the consolidated financial statements for the year ended December 31, 2009 was as follows (in thousands):

Type of Cash Flow Hedge	Effective Portion			Ineffective Portion
	Hedge Gain (Loss) Recognized in Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Hedge Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Recognized	Hedge Gain (Loss) Recognized
Foreign currency forward exchange contracts	$1,606
		Cost of sales	$(81)	None	$—
		Research and development	$(573)	None	$—
		Selling, general and administrative	$(150)	None	$—

The effect of derivative instruments on the consolidated financial statements for the year ended December 31, 2008 was as follows (in thousands):

Type of Cash Flow Hedge	Effective Portion			Ineffective Portion
	Pretax Hedge Gain (Loss) Recognized in Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Hedge Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Recognized	Hedge Gain (Loss) Recognized
Foreign currency forward exchange contracts	$(859)
		Cost of sales	$(13)	None	$—
		Research and development	$(155)	None	$—
		Selling, general and administrative	$(22)	None	$—

Over the next twelve months, the Company expects to reclassify into earnings a gain of approximately $787,000, currently recorded as other comprehensive income, as a result of the maturity of currently held forward exchange contracts.

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

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14—Commitments and Contingencies

RadiSys leases most of its facilities, certain office equipment, and vehicles under non-cancelable operating leases which require minimum lease payments expiring from one to four years after December 31, 2009. Amounts of future minimum lease commitments in each of the five years ending December 31, 2010 through 2014 and thereafter, are as follows (in thousands):

For the Years Ending December 31,	Future Minimum Lease Payments
2010	$4,189
2011	2,492
2012	722
2013	727
2014 and thereafter	1,515

Total future minimum lease commitments	$9,645

Rent expense totaled $5.2 million, $5.4 million and $5.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Adverse Purchase Commitments

The Company is contractually obligated to reimburse its contract manufacturers for the cost of excess inventory used in the manufacture of the Company’s products, if there is no alternative use. This liability, referred to as adverse purchase commitments, is provided for in other accrued liabilities in the accompanying balance sheets. Estimates for adverse purchase commitments are derived from reports received on a quarterly basis from the Company’s contract manufacturers. Increases to this liability are charged to cost of goods sold. When and if the Company takes possession of inventory reserved for in this liability, the liability is transferred from other accrued liabilities (Note 10—Other Accrued Liabilities) to the excess and obsolete inventory valuation allowance (Note 5—Inventories).

Guarantees and Indemnification Obligations

As permitted under Oregon law, the Company has agreements whereby it indemnifies its officers, directors and certain finance employees for certain events or occurrences while the officer, director or employee is or was serving in such capacity at the request of the Company. The term of the indemnification period is for the officer’s, director’s or employee’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. To date, the Company has not incurred any costs associated with these indemnification agreements and, as a result, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2009.

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

The following is a summary of the change in the Company’s warranty accrual reserve (in thousands):

	For the Years Ended December 31,
	2009	2008
Warranty liability balance, beginning of the year	$3,072	$2,494
Product warranty accruals	3,729	5,465
Adjustments for payments made	(3,991)	(4,887)

Warranty liability balance, end of the year	$2,810	$3,072

The warranty liability balance is included in other accrued liabilities in the accompanying Consolidated Balance Sheets as of December 31, 2009 and 2008.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15—Basic and Diluted Loss per Share

A reconciliation of the numerator and the denominator used to calculate basic and diluted loss per share is as follows (in thousands, except per share amounts):

	For the Years Ended December 31,
	2009	2008	2007
Numerator—Basic
Net loss, basic	$(42,567)	$(67,262)	$(21,150)

Numerator—Diluted
Net loss, basic	(42,567)	(67,262)	(21,150)
Interest on convertible senior notes, net of tax benefit (A)	—	—	—

Net loss, diluted	$(42,567)	$(67,262)	$(21,150)

Denominator—Basic
Weighted average shares used to calculate net loss per share, basic	23,493	22,552	21,883

Denominator—Diluted
Weighted average shares used to calculate net loss per share, basic	23,493	22,552	21,883
Effect of dilutive restricted stock	—	—	—
Effect of dilutive stock options (A)	—	—	—
Effect of convertible senior notes (B)	—	—	—

Weighted average shares used to calculate net loss per share, diluted	23,493	22,552	21,883

Net loss per share:
Basic	$(1.81)	$(2.98)	$(0.97)

Diluted	$(1.81)	$(2.98)	$(0.97)

(A)	For the years ended December 31, 2009, 2008, and 2007, the following shares, by equity award type, were excluded from the calculation, as their effect would have been anti-dilutive (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Stock options	2,736	3,473	3,269
Restricted stock	1,007	381	382

Total shares excluded from earnings per share calculation	3,743	3,854	3,651

(B)	For the years ended December 31, 2009, 2008 and 2007, as-if converted shares associated with the Company’s 2013 and 2023 convertible notes, as well as its previously issued convertible subordinated notes, were excluded from the calculation if the effect would be anti-dilutive. The following table summarizes the total number of shares excluded from the earnings per share calculation, by year, for the different forms of convertible debt:

	For the Years Ended December 31,
	2009	2008	2007
Convertible subordinated notes	—	—	9
2023 convertible senior notes	—	1,896	4,243
2013 convertible senior notes	3,837	3,653	—

Total shares excluded from earnings per share calculation	3,837	5,549	4,252

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16—Income Taxes

The income tax provision consists of the following (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Current provision (benefit):
Federal	$12	$(216)	$(65)
State	37	34	6
Foreign	532	(193)	1,334

Total current provision (benefit)	$581	$(375)	$1,275

Deferred provision (benefit):
Federal	$38,640	$(12,819)	$(4,313)
State	3,363	(526)	789
Foreign	(3,249)	3,425	(5,829)

Total deferred provision (benefit)	$38,754	$(9,920)	$(9,353)

Total income tax provision (benefit)	$39,335	$(10,295)	$(8,078)

The income tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate to pretax income as a result of the following differences:

	For the Years Ended December 31,
	2009		2008		2007
	$	%	$	%	$	%
Statutory federal tax (benefit) rate	$(1,131)	(35.0)%	$(27,145)	(35.0)%	$(10,230)	(35.0)%
Increase (decrease) in rates resulting from:
State taxes	(127)	(3.9)	(486)	(0.6)	(108)	(0.4)
Foreign dividend	3,195	98.9	—	—	—	—
Goodwill impairment expense and (benefit) from acquisitions	(250)	(7.7)	11,792	15.2	(254)	(0.9)
Valuation allowance	42,828	1,325.5	84	0.1	(219)	(0.7)
Taxes on foreign income that differ from U.S. tax rate	(2,973)	(92.0)	808	1.0	3,907	13.4
Tax credits	(2,031)	(62.9)	(1,474)	(1.9)	(1,207)	(4.1)
Non-deductible stock-based compensation expense	2,056	63.6	1,860	2.4	1,511	5.2
Foreign currency adjustments	(3,205)	(99.2)	2,744	3.5	(1,632)	(5.6)
Other	973	30.0	1,522	2.0	154	0.5

Effective tax rate	$39,335	1,217.3%	$(10,295)	(13.3)%	$(8,078)	(27.6)%

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of deferred taxes consist of the following (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Accrued warranty	$916	$1,014
Inventory	2,381	4,517
Restructuring accrual	874	24
Net operating loss carryforwards	12,193	10,804
Tax credit carryforwards	22,881	19,034
Stock-based compensation	3,622	3,389
Capitalized research and development	1,075	1,355
Fixed assets	5,100	4,300
Intangible Assets	6,410	4,845
Goodwill	6,829	7,980
Other	3,182	4,704

Total deferred tax assets	65,463	61,966
Less: valuation allowance	(48,385)	(5,555)

Net deferred tax assets	17,078	56,411

Deferred tax liabilities:
Other	(242)	(250)

Total deferred tax liabilities	(242)	(250)

Total net deferred tax assets	$16,836	$56,161

At December 31, 2009, our unrecognized tax benefits associated with uncertain tax positions were $2.1 million, substantially all of which, if recognized, would favorably affect the effective tax rate.

The Company’s ongoing practice is to recognize potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. During the year ended December 31, 2009, the Company recognized a net increase of approximately $16,000 for a total of $694,000 in potential interest and penalties associated with uncertain tax positions.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s total amounts of unrecognized tax benefits at the beginning and end of the period are as follows (in thousands):

Total
Balance accrued as of December 31, 2007	$2,143
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	(107)
Reductions as a result of a lapse of applicable statute of limitations	(78)
Other	(203)

Balance accrued as of December 31, 2008	$1,755

Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	395
Reductions for tax positions of prior years	—
Settlements	—

Reductions as a result of a lapse of applicable statute of limitations	(77)
Other	105

Balance accrued as of December 31, 2009	$2,178

The Company and its subsidiaries are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company’s statute of limitations are closed for all federal and state income tax years before 2006 and 2005, respectively. The statute of limitations for the Company’s Canadian subsidiary are closed for all tax years ended before August 31, 2006. The statute of limitations for the Company’s other foreign subsidiaries are closed for all income tax years before 2000 which includes federal and state income tax returns. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses and credits were generated and carried forward, and make adjustments up to the net operating loss and credit carryforward amounts. It is reasonably possible that the Company’s uncertain tax positions could decrease by $2.6 million including interest and penalties of $441,000 and $253,000, respectively, in the next twelve months.

The Company is currently under Internal Revenue Service (“IRS”) examination. In the fourth quarter of 2009, the IRS commenced its examination of the 2007 and 2008 years. Subsequent to December 31, 2009, the IRS has issued and the Company has agreed to a Notice of Proposed Adjustment. The Proposed Adjustment was provided in full as an uncertain tax position at December 31, 2009. The Company is also currently under examination in Canada. The tax periods under examination by the Canada Revenue Agency include fiscal years 2006 through 2008. To date, no proposed adjustment has been made by the Canada Revenue Agency and the Company believes that it has adequately provided for uncertain tax positions. However, should the Company experience an unfavorable outcome, it could have a material impact on its results of operations, financial position, or cash flow. The Company is not currently under examination in any other states or foreign jurisdictions.

The Company has recorded valuation allowances of $48.4 million and $5.6 million, as of December 31, 2009 and 2008, respectively. The $48.4 million valuation allowance at December 31, 2009 represents a full valuation allowance against the Company’s U.S. net deferred tax assets. The $5.6 million valuation allowance at December 31, 2008 was related primarily to U.S. net operating loss and tax credit carryforwards. In evaluating its valuation allowance, the Company considers all available positive and negative evidence, including scheduled

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based on the Company’s review of all positive and negative evidence, including a three year U.S. cumulative pre-tax loss it concluded that a full valuation allowance should be recorded against its U.S. net deferred tax assets.

At December 31, 2009 and 2008, the Company had total available federal net operating loss carryforwards of approximately $35.6 million and $27.9 million, respectively. The federal net operating loss carryforwards expire between 2010 and 2029 and consist of approximately $22.3 million of consolidated taxable loss remaining after loss carrybacks to prior years, $4.5 million of loss carryforwards from the Texas Micro merger in 1999, and $8.8 million of loss carryforwards from the Microware acquisition in August of 2001. The net operating losses from Texas Micro and Microware are stated net of limitations pursuant to Section 382 of the Internal Revenue Code. The annual utilization limitations are $5.7 million and $732,000 for Texas Micro and Microware, respectively. The Company had total state net operating loss carryforwards of approximately $42.8 million and $40.2 million at December 31, 2009 and 2008, respectively. The state net operating loss carryforwards expire between 2010 and 2029. The Company also had net operating loss carryforwards of approximately $1.8 million from certain non-U.S. jurisdictions. The non-U.S. net operating loss carryforwards are attributable to Canada and the United Kingdom (“U.K.”) The Canada tax losses are attributable to the Convedia acquisition in September of 2006 and they expire in 2026. The U.K. tax losses may be carried forward indefinitely provided certain requirements are met.

The Company has federal and state research and development tax credit and other federal tax credit carryforwards of approximately $14.4 million at December 31, 2009, to reduce future income tax liabilities. The federal and state tax credits expire between 2010 and 2029. The federal tax credit carryforwards include research and development tax credits of $1.5 million and $268,000 from the Texas Micro and Microware acquisitions, respectively. The utilization of these acquired credits is subject to an annual limitation pursuant to Section 383 of the Internal Revenue Code. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was signed into law which extended the research and development tax credit through December 31, 2009. The Company’s Canadian subsidiary also had approximately $5.8 million in investment tax credit, $12.3 million in unclaimed scientific research and experimental expenditures and $16.2 million in undepreciated capital cost to be carried forward and applied against future income in Canada.

Realization of the foreign deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of the net operating loss and tax credit carryforwards. Although realization is not assured, management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the balance of the deferred tax assets, net of the valuation allowance, as of December 31, 2009. The amount of the net deferred tax assets that is considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced. Should management determine that the Company would not be able to realize all or part of the net deferred tax assets in the future, adjustments to the valuation allowance for deferred tax assets may be required.

The Company repatriated $40.1 million from its foreign subsidiaries during 2009. The repatriation resulted in a taxable dividend of $8.9 million. The remainder of the repatriation was a return of capital and, therefore, was not subject to U.S. income taxes. The Company plans to indefinitely reinvest the remaining earnings of all its foreign subsidiaries. Should the Company plan to repatriate any foreign earnings in the future, it will be required to establish an income tax liability and recognize additional income tax expense related to such earnings. The Company has indefinitely reinvested approximately $10.5 million of the undistributed earnings of certain foreign subsidiaries at December 31, 2009. Such earnings would be subject to U.S. taxation if repatriated to the United States.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pretax book income (loss) from domestic operations for the fiscal years 2009, 2008 and 2007 was $(15.6) million, $(42.4) million, and $(7.4) million, respectively. Pretax book income (loss) from foreign operations for fiscal years 2009, 2008 and 2007 was $12.3 million, $(33.1) million, and $(16.1) million, respectively

Note 17—Employee Benefit Plans

Stock-Based Employee Benefit Plans

Equity instruments are granted to employees, directors and consultants in certain instances, as defined in the respective plan agreements.

Stock Options and Restricted Stock Awards

On May 15, 2007, the Shareholders approved the 2007 Stock Plan (the “Plan”) to replace the 1995 Stock Incentive Plan, the 2001 Nonqualified Stock Option Plan and the RadiSys Corporation Stock Plan for Convedia Employees. The Plan provides the Board of Directors broad discretion in creating employee equity incentives. Unless otherwise stipulated in the plan document, the Board of Directors, at their discretion, determines stock option exercise prices, which may not be less than the fair value of RadiSys common stock at the date of grant, vesting periods and the expiration periods which are a maximum of 10 years from the date of grant. Under the Plan, 3.2 million shares of common stock have been reserved and authorized for issuance to any non-employee directors and employees, with a maximum of 400,000 shares in any calendar year to one participant. The Plan provides for the issuance of stock options, restricted shares, restricted stock units and performance-based awards.

On May 15, 2008, the shareholders approved the Long-Term Incentive Plan (the “LTIP”). The LTIP provides for the grants of awards payable in shares of common stock or cash upon the achievement of performance goals set by the Company’s Compensation and Development Committee (“the Committee”). The number of shares of the Company’s common stock initially reserved for issuance under the LTIP is 2.0 million shares with a maximum of 500,000 shares in any calendar year to one participant.

The Company granted the first award to participants under the LTIP on October 1, 2009. The target performance goal for these awards is non-GAAP earnings per share of $0.75. Non-GAAP earnings per share is measured as the cumulative sum over four consecutive quarters during the first performance period of October 1, 2009 to September 30, 2012 with a first goal achievement date of September 30, 2010 and subsequent goal achievement dates for each calendar quarter thereafter. Quarterly non-GAAP earnings equals earnings (as calculated in accordance with GAAP) plus stock-based compensation expense, plus amortization of intangible assets, plus or minus restructuring charges or reversals, plus or minus such other items determined as non-recurring or adjusted from non-GAAP earnings as reported by the Company and as approved by the Committee, plus other adjustments resulting from purchase accounting as determined by the Committee, plus a fixed 20% effective tax rate notwithstanding the tax rate otherwise applicable in accordance with GAAP. Non-GAAP earnings per share targets range from $0.65 to $0.85 with payouts ranging from 75% to 125% of the target payout amounts. In the aggregate, the target payout amount for the first performance period equals 684,900 shares, or approximately one-third of the total number of shares authorized under the LTIP. Shares cliff-vest upon achievement of the performance goal and if the performance target is not met by the last measurement period, awards will expire unvested. If a portion of a participant’s award has been settled on a prior payout determination date upon achievement of a performance goal with respect to a quarter during the performance period, the previously settled portion of such participant’s award shall be taken into account and shall be offset against any subsequently settled portion of such participant’s award on any subsequent payout determination date.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted stock units issued under the LTIP are valued at the closing price of our common stock on the grant date which was $8.18 on October 1, 2009. The corresponding compensation cost of each LTIP award is expensed ratably over the measurement period of the award. Since the number of shares that may be issued under the LTIP and the service period are both variable, the Company reevaluates the LTIP awards on a quarterly basis and adjust the number of shares expected to be awarded based upon financial results of the Company as compared to the performance goals set for the award. Adjustments to the number of shares awarded, and to the corresponding compensation expense, are made on a cumulative basis at the date of adjustment based upon the estimated probable number of shares to be awarded. Adjustments made to compensation expense resulting from a change in the estimated probable vesting date of the awards are made on a prospective basis. For the year ended December 31, 2009 the Company recorded $452,000 in stock compensation expense associated with LTIP awards.

In November 2009, the Company completed a stock option exchange program. The Company’s eligible employees were permitted to exchange some or all of their outstanding options, with an exercise price greater than $9.44 per share (which is equal to the 52-week high closing price of our common stock as of the start of this offer), that were granted on or before October 5, 2008, whether vested or unvested, for restricted stock units, except for employees in Canada who received new stock options with new vesting schedules and exercise prices. All employees of RadiSys and its subsidiaries, other than members of our Board of Directors, executive officers and employees located in the Netherlands and Israel were eligible to participate in the exchange offer. The option exchange took place on November 3, 2009. Pursuant to the option exchange 848,800 eligible options were canceled and replaced with 169,600 restricted stock units and 35,000 stock options. The new restricted stock units and stock options have a new three year vesting period that began on November 3, 2009. The exchange resulted in $173,000 in additional stock compensation expense which will be recognized over the new three year vesting period.

The table below summarizes the activities related to the Company’s stock plans (in thousands, except weighted average exercise prices):

	Shares Available for Grant	Stock Options Outstanding		Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
		Number	Average Price
Balance, December 31, 2008	3,349	3,473	$15.46	3.89	$12
Shares replaced	(1,189)	—	—
Authorized	—	—	—
Options granted (C)	(880)	880	$7.88
Restricted shares granted	—	—	—
Restricted stock units granted (A, B)	(1,026)	—	—
Options forfeited (D)	160	(160)	$11.02
Options expired (E)	1,357	(1,357)	$16.86
Restricted shares canceled	6	—	—
Restricted stock units canceled (A)	70	—	—
Restricted shares repurchased	13	—	—
Options exercised	—	(100)	$6.69

Balance, December 31, 2009	1,860	2,736	$12.91	4.26	$1,718

Vested and expected to vest, December 31, 2009		2,718	$12.94	4.30	$1,689

Vested at December 31, 2009		1,606	$16.06	3.12	$142

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(A)	The 2007 plan that replaced the 1995 Stock Incentive Plan, the 2001 Nonqualified Stock Option Plan and the RadiSys Corporation Stock Plan for Convedia Employees requires all restricted stock to be counted as two shares and stock options to be counted as one share.
(B)	Includes 684,900 LTIP performance stock units granted on October 1, 2009 and 169,639 restricted stock units granted through the option exchange on November 3, 2009.
(C)	Includes 34,983 options granted through the option exchange on November 3, 2009.
(D)	Includes 80,992 options cancelled through the option exchange on November 3, 2009.
(E)	Includes 767,830 options cancelled through the option exchange on November 3, 2009.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing price of RadiSys shares as quoted on the NASDAQ Global Select Market for December 31, 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2009. The intrinsic value of options changes based on the fair market value of RadiSys stock. Total intrinsic value of options exercised for the years ended December 31, 2009, 2008 and 2007 was $206,000, $591,000 and $227,000, respectively.

The following table summarizes the information about stock options outstanding at December 31, 2009 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 4.34-$ 7.67	112	5.11	$5.97	31	$6.44
$ 7.74-$ 7.82	629	6.03	$7.82	—	$0.00
$ 7.87-$ 9.44	500	5.51	$9.09	191	$9.31
$ 9.52-$13.69	456	4.45	$12.77	357	$13.00
$13.79-$17.58	474	2.48	$15.43	462	$15.42
$17.60-$49.91	565	2.35	$21.31	565	$21.31

$ 4.34-$49.91	2,736	4.26	$12.91	1,606	$16.06

Employee Stock Purchase Plan

In December 1995, the Company established an Employee Stock Purchase Plan (“ESPP”). All employees of RadiSys and its subsidiaries who customarily work 20 or more hours per week, including all officers, are eligible to participate in the ESPP. Separate offerings of common stock to eligible employees under the ESPP (an “Offering”) commence on February 15, May 15, August 15 and November 15 of each calendar year (“Enrollment Dates”) and continue for a period of 18 months. Multiple separate Offerings are in operation under the ESPP at any given time. An employee may participate in only one Offering at a time and may purchase shares only through payroll deductions permitted under the provisions stipulated by the ESPP. The purchase price is the lesser of 85% of the fair market value of the common stock on date of grant or that of the purchase date (“look-back feature”). Pursuant to the provisions of the ESPP, as amended, the Company is authorized to issue up to 5.2 million shares of common stock under the plan. An additional 500,000 shares were authorized for the plan in 2009, which brings the total to 5.7 million shares of common stock under the plan. For the years ended December 31, 2009, 2008 and 2007 the Company issued 660,000, 596,000 and 405,000 shares under the plan, respectively. At December 31, 2009, 1.1 million shares were available for issuance under the plan.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the second quarter of 2009, the Board of Directors approved an amendment to the Company’s ESPP plan to provide for a one-year holding period with respect to common stock shares purchased by participants under the 1996 plan. The one-year holding period took effect during the fourth quarter of 2009. Due to the holding period, the Company applies a discount to the ESPP stock compensation to reflect the decreased liquidity. The Company utilizes the Finnerty Asian Put Option Approach to estimate the discount. Inputs for the model include the length of the holding period, volatility and risk-free rate. The discount applied in the fourth quarter of 2009 was 21.0%.

Stock-Based Compensation associated with Stock-Based Employee Benefit Plans

The Company uses the Black-Scholes model to measure the grant date fair value of stock options and ESPP shares. The grant date fair value of stock options that are expected to vest is recognized on a straight-line basis over the requisite service period, which is equal to the option vesting period which is, generally, three years. The grant date fair value of ESPP shares that are expected to vest is recognized on a straight-line basis over the requisite service period, which is generally, 18 months, subject to modification at the date of purchase due to the ESPP look-back feature. The Company computes the grant date fair value of restricted stock units granted under the 2007 stock plan and LTIP as the closing price of RadiSys shares as quoted on the NASDAQ Global Select Market on the earlier of the date of grant or the first date of the service period. The grant date fair value of restricted stock units granted under the 2007 stock plan that are expected to vest is recognized on a straight-line basis over the requisite service period, which is three years. The estimate of the number of options, ESPP shares and restricted stock units granted under the 2007 stock plan expected to vest is determined based on historical experience.

The grant date fair value of restricted stock units issued under the Company’s LTIP that are expected to vest is recognized ratably over the service period of the award. The service period of restricted stock units issued under the Company’s LTIP is equal to the period of time over which performance objectives underlying the awards underlying objectives are expected to be achieved. The estimated number of restricted stock units under the Company’s LTIP expected to vest is determined based upon financial results of the Company as compared to the performance goals set for the award and is adjusted quarterly.

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

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company computed the value of options granted and ESPP shares issued during 2009, 2008 and 2007 using the Black-Scholes option pricing model. The fair value of the following stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the fiscal years ended December 31:

	Options			Employee Stock Purchase Plan
	2009	2008	2007	2009	2008	2007
Expected life (in years)	4.1	4.2	4.1	1.5	1.5	1.5
Interest rate	1.64%	2.55%	4.60%	0.44%	1.59%	4.23%
Volatility	60%	46%	44%	98%	59%	37%
Dividend yield	—	—	—	—	—	—

For the years ended December 31, 2009, 2008 and 2007, the total value of the options granted was approximately $3.5 million, $2.2 million and $3.7 million, respectively. For the years ended December 31, 2009, 2008 and 2007 the weighted-average valuation per option granted was $3.96, $3.67 and $5.63, respectively. The total estimated value associated with ESPP shares to be granted under enrollment periods beginning in the years ended December 31, 2009, 2008 and 2007 was $164,000, $563,000 and $449,000, respectively.

The table below summarizes the activities related to the Company’s unvested restricted stock unit grants (in thousands; except weighted-average grant date fair values):

	Restricted Shares	Weighted-Average Grant Date Fair Value
Balance, December 31, 2008	381	$13.45
Stock units granted	856	8.25
Shares vested	(43)	19.88
Stock units vested	(135)	13.54
Shares canceled	(6)	19.92
Stock units canceled	(35)	11.18

Balance, December 31, 2009	1,018	$8.83

The Company expects that approximately 823,400 of the balance of restricted stock units at December 31, 2009 will vest. According to the Restricted Stock Grant Agreement, upon the vesting dates, the holder of the restricted stock unit grant shall be issued a number of shares equal to the number of restricted stock units which have vested.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2009, 2008 and 2007, stock-based compensation was recognized and allocated in the Consolidated Statements of Operations as follows (in thousands):

	2009	2008	2007
Cost of sales	$1,050	$1,031	$971
Research and development	2,176	3,001	2,793
Selling, general and administrative	5,060	5,584	6,117

Total stock-based compensation expense	8,286	9,616	9,881

As of December 31, 2009, $3.5 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.00 years. As of December 31, 2009, $5.0 million of unrecognized stock-based compensation expense related to unvested restricted stock units is expected to be recognized over a weighted-average period of 1.81 years.

401(k) Savings Plan

The Company established a 401(k) Savings Plan (“401(k) Plan”), a defined contribution plan, as of January 1, 1989 and amended through January 1, 2007, in compliance with Section 401(k) and other related sections of the Internal Revenue Code and corresponding Regulations issued by the Department of Treasury and Section 404(c) of Employee Retirement Income Security Act of 1974 (“ERISA”), to provide retirement benefits for its U.S employees. Under the provisions of the plan, eligible employees are allowed pre-tax contributions of up to 30% of their annual compensation or the maximum amount permitted by the applicable statutes. Additionally, eligible employees can elect to make catch-up contributions, within the limits set forth by pre-tax contributions, or to the maximum amount permitted by the applicable statutes. Pursuant to the provisions of the 401(k) Plan, the Company may contribute 50% of pre-tax contributions made by eligible employees, adjusted for loans and withdrawals, up to 6% of annual compensation for each eligible employee. The Company may elect to make supplemental contributions as periodically determined by the Board of Directors at their discretion. The contributions made by the Company on behalf of eligible employees become 100% vested after three years of service, or 33% per year after one year of service. The Company’s total contributions to the 401(k) Plan amounted to $1.1 million, $1.0 million and $905,000 in 2009, 2008 and 2007, respectively. In addition, some of the Company’s employees outside the U.S are covered by various defined contribution plans, in compliance with the statutes of respective countries. The participants pay for the 401(k) Savings Plan administrative expenses.

Deferred Compensation Plan

The Company has a Deferred Compensation Plan, providing its directors and certain eligible employees with opportunities to defer a portion of their compensation as defined by the provisions of the plan. The Company credits additional amounts to the deferred compensation plan to make up for reductions of Company contributions under the 401(k) Plan. The deferred amounts are credited with earnings and losses under investment options chosen by the participants. The Company sets aside deferred amounts, which are then invested in long-term insurance contracts. All deferred amounts and earnings are 100% vested at all times, but are subject to the claims of creditors of the Company under a bankruptcy proceeding. Benefits are payable to a participant upon retirement, death, and termination of employment and paid as elected by the participant in accordance with the terms of the plan. The Plan also permits scheduled in-service distributions. (see Note 8—Other Assets) Deferred amounts may be withdrawn by the participant in case of financial hardship as defined in the plan agreement.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 18—Segment Information

The Company is one operating segment. This is because results of operations are provided and analyzed at a company-wide level. Key resources, decisions, and assessment of performance are also analyzed on a company-wide level. This is the way management organizes the Company for making operating decisions and assessing financial performance by the chief operating decision maker.

Revenues on a product and services basis are as follows (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Hardware	$278,907	$356,228	$310,001
Software royalties and licenses	17,878	10,382	9,440
Software maintenance	3,326	3,093	2,876
Engineering and other services	4,162	2,881	2,915

Total revenues	$304,273	$372,584	$325,232

The Company ultimately derives its revenues from two end markets as follows (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Communication Networking	$238,875	$295,183	$249,434
Commercial Systems	65,398	77,401	75,798

Total revenues	$304,273	$372,584	$325,232

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information about the Company’s geographic revenues and long-lived assets by geographical area is as follows (in thousands):

Geographic Revenues

Revenues are reported in the geographic area of the ship-to customer.

	For the Years Ended December 31,
	2009	2008	2007
United States	$97,407	$114,582	$99,173
Other North America	2,731	6,552	6,706

North America	100,138	121,134	105,879
Europe, the Middle East and Africa (“EMEA”)	82,654	137,940	132,054
Asia Pacific	121,481	113,510	87,299

Total revenues	$304,273	$372,584	$325,232

Long-lived assets by Geographic Area

	December 31, 2009	December 31, 2008	December 31, 2007
Property and equipment, net
United States	$6,914	$9,343	$9,459
Other North America	914	706	987
EMEA	71	66	99
Asia Pacific	2,027	1,441	688

Total property and equipment, net	$9,926	$11,556	$11,233

Goodwill
United States	$—	$—	$37,033
Other North America	—	—	30,611

Total goodwill	$—	$—	$67,644

Intangible assets, net
United States	$4,088	$8,454	$13,684
Other North America	962	2,440	9,838
EMEA	5,670	8,910	15,257

Total intangible assets, net	$10,720	$19,804	$38,779

For the years ended December 31, 2009, 2008 and 2007, the following customers accounted for more than 10% of total revenues. These customers accounted for the following percentages of total revenue:

	2009	2008	2007
Nokia Siemens Networks	45.9%	43.5%	44.8%

The following customers accounted for more than 10% of accounts receivable. These customers accounted for the following percentages of accounts receivable:

	December 31, 2009	December 31, 2008
Nokia Siemens Networks	30.8%	31.0%

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19—Legal Proceedings

In the normal course of business, the Company becomes involved in litigation. As of December 31, 2009, in the opinion of management, RadiSys had no pending litigation that would have a material effect on the Company’s financial position, results of operations or cash flows.

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

During the Company’s fiscal quarter ended December 31, 2009, no change occurred in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial reporting appears on page 56 hereof. KPMG LLP’s attestation report on the effectiveness of the Company’s internal control over financial reporting appears on page 57 hereof.

Item 9B.	Other Information

None.

PART III

The Company will file its definitive proxy statement for the Annual Meeting of Shareholders to be held on June 15, 2010, pursuant to Regulation 14A of the Exchange Act (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Annual Report. This Annual Report incorporates by reference specified information included in the Proxy Statement.

Item 10.	Directors, Executive Officers and Corporate Governance

The information with respect to the Company’s directors and officers and corporate governance is included in the Company’s Proxy Statement and is incorporated herein by reference. The information with respect to the Company’s code of ethics is included in the Description of Business in Item 1.

Item 11.	Executive Officer Compensation

Information with respect to executive compensation is included under “Director Compensation,” “Executive Compensation,” “Compensation Committee Report on Executive Compensation,” “Comparison of Cumulative Total Returns,” and “Employment Contracts and Severance Arrangements” in the Company’s Proxy Statement and is incorporated herein by reference.

Item 12:	Security Ownership of Certain Beneficial Owners and Management

Information with respect to security ownership of certain beneficial owners and management and equity compensation plan information is included under “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement and is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about the Company’s equity compensation plans as of December 31, 2009. All outstanding awards relate to the Company’s common stock.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	3,365,800	(1)	$12.54	3,169,412	(2)
Equity compensation plans not approved by security holders (3)	205,742	(4)	$17.44	—

Total	3,571,542		$12.91	3,169,412

(1)	Includes 321,903 restricted stock units which will vest only if specific service measures are met and 513,675 restricted stock units which will vest only upon attaining certain performance goals.

(2)	Includes 1,137,937 of securities authorized and available for issuance in connection with the RadiSys Corporation 1996 Employee Stock Purchase Plan.

(3)	Includes 2,652 shares granted under the RadiSys Corporation Stock Plan For Convedia Employees. The Plan is intended to comply with the NASD Marketplace Rule 4350 which provides an exception to the NASD shareholder approval requirement for the issuance of securities with regard to grants to new employees of the Company, including grants to transferred employees in connection with a merger or other acquisition.

(4)	Includes 402 restricted stock units which will vest only if specific service measures are met.

Description of Equity Compensation Plans Not Adopted by Shareholders

Additional information required by this item is included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held June 15, 2010 and is incorporated herein by reference.

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

(a) (1) Financial Statements

(a) (2) Financial Statement Schedule

None.

(a) (3) Exhibits

Exhibit No.	Description
2.1	Amended and Restated Asset Purchase Agreement, dated September 12, 2007, by and between the Company and Intel Corporation. Incorporated by reference from Exhibit 2.1 in the Company’s Amended Current Report of Form 8-K/A, filed on November 1, 2007, SEC File No. 000-26844.

2.2	Transition Services Agreement, dated September 12, 2007, by and between the Company and Intel Corporation (portions of the exhibit have been omitted pursuant to a request for confidential treatment to the Commission). Incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, filed on November 8, 2007, SEC File No. 000-26844.

2.3	Warranty Services Agreement, dated September 12, 2007, by and between the Company and Intel Corporation (portions of the exhibit have been omitted pursuant to a request for confidential treatment to the Commission). Incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, filed on November 8, 2007, SEC File No. 000-26844.

2.4	Arrangement Agreement among RadiSys Corporation, Convedia Corporation and RadiSys Canada Inc., effective as of July 26, 2006. Incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 28, 2006, SEC File No. 000-26844.

3.1	Second Restated Articles of Incorporation and amendments thereto. Incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC File No. 333-137060, as amended by the Articles of Amendment incorporated by reference from Exhibit 3.1 in the Company’s Current Report on Form 8-K filed on January 30, 2008.

3.2	Restated Bylaws. Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on From 10-Q, filed on May 8, 2007.

4.1	Indenture, dated February 12, 2008, by and between the Company and The Bank of New York Trust Company, N.A. Incorporated by reference from Exhibit 4.1 in the Company’s Current Report on Form 8-K, filed on February 12, 2008.

Exhibit No.	Description
4.2	First Supplemental Indenture, dated February 12, 2008, by and between the Company and The Bank of New York Trust Company, N.A. Incorporated by reference from Exhibit 4.2 in the Company’s Current Report on Form 8-K, filed on February 12, 2008.

4.3	Form of Global Security for the 2.75% Convertible Senior Notes due 2013 (included in Exhibit 4.2).

4.4	Indenture dated as of November 19, 2003, between the Company and JPMorgan Chase Bank, as Trustee, with respect to the 1.375% Convertible Senior Notes due 2023. Incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-3, filed December 24, 2003, SEC Registration No. 333-111547.

4.5	Form of Note for the 1.375% Convertible Senior Notes due 2023. See Exhibit 4.4.

10.1	Amended and Restated Asset Purchase Agreement, dated September 12, 2007, by and between the Company and Intel Corporation. See Exhibit 2.1.

10.2	Transition Services Agreement, dated September 12, 2007, by and between the Company and Intel Corporation. See Exhibit 2.2

10.3	Warranty Services Agreement, dated September 12, 2007, by and between the Company and Intel Corporation. See Exhibit 2.3

10.4*	RadiSys Corporation 1995 Employee Stock Incentive Plan, as amended. Incorporated by reference from Exhibit (d)(1) to the Tender Offer Statement filed by the Company on Schedule TO-I, filed July 31, 2003, SEC File No. 005-49160.

10.5*	RadiSys Corporation Employee Stock Purchase Plan, as amended through August 18, 2009. Incorporated by reference from Appendix A to the Company’s Proxy Statement on Schedule 14A , filed on July 6, 2009, SEC File No. 000-26844 09929350.

10.6*	RadiSys Corporation 2001 Nonqualified Stock Option Plan, as amended. Incorporated by reference from Exhibit (d)(2) to the Tender Offer Statement filed by the Company on Schedule TO-I, filed July 31, 2003, SEC File No. 005-49160.

10.7*	Form of Restricted Stock Agreement, as amended. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2006, filed on May 9, 2006, SEC File No. 000-26844.

10.8*	Form of Notice of Stock Option Grant for the 1995 Stock Incentive Plan. Incorporated by reference from Exhibit (d)(3) to the Tender Offer Statement filed by the Company on TO-I, filed July, 31, 2003, SEC File No. 005-49160.

10.9*	Form of Notice of Stock Option Grant for the 2001 Nonqualified Stock Option Plan. Incorporated by reference from Exhibit (d)(4) to the Tender Offer Statement filed by the Company on TO-I, filed July, 31, 2003, SEC File No. 005-49160.

10.10*	Deferred Compensation Plan. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, filed on May 15, 2001, SEC File No. 000-26844.

10.11*	RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC Registration No. 333-137060.

10.12*	Form of Notice of Option Grant for United States employees for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC Registration No. 333-137060.

Exhibit No.	Description
10.13*	Form of Notice of Option Grant for Canada employees for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on September 1, 2006, SEC Registration No. 333-137060.

10.14*	Form of Notice of Option Grant for international employees for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC Registration No. 333-137060.

10.15*	Form of Notice of Option Grant for China employees for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.8 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC Registration No. 333-137060.

10.16*	Form of Restricted Stock Grant Agreement for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.9 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC Registration No. 333-137060.

10.17*	Form of Restricted Stock Unit Grant Agreement for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.10 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC Registration No. 333-137060.

10.18*	Description of the Revisions of the Company’s Directors Compensation Arrangements. Incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2007.

10.19*	RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

10.20*	Form of Notice of Option Grant for United States employees for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

10.21*	Form of Notice of Option Grant for Canada employees for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.6 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

10.22*	Form of Notice of Option Grant for China employees for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

10.23*	Form of Notice of Option Grant for international employees for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.8 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

10.24*	Form of Restricted Stock Unit Grant Agreement for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.9 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

10.25*	Amended and Restated Executive Change of Control Agreement dated February 27, 2007 between the Company and Julia A. Harper. Incorporated by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 2, 2007, SEC File No. 000-26844.

10.26*	Amended and Restated Executive Change of Control Agreement dated December 24, 2008 between the Company and Scott C. Grout. Incorporated by reference from Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed on November 6, 2009, SEC File No. 000-26844.

Exhibit No.	Description
10.27*	Amended and Restated Executive Change of Control Agreement dated December 31, 2008 between the Company and Christian Lepiane. Incorporated by reference from Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed on November 6, 2009, SEC File No. 000-26844.

10.28*	Amended and Restated Executive Change of Control Agreement dated December 22, 2008 between the Company and Brian Bronson. Incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed on November 6, 2009, SEC File No. 000-26844.

10.29*	Form of Indemnity Agreement for directors and officers of the Company. Incorporated by reference from Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 2, 2007, SEC File No. 000-26844.

10.30*	Offer letter dated September 16, 2002 between the Company and Scott C. Grout. Incorporated by reference from Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 2, 2007, SEC File No. 000-26844.

10.31*	Offer letter dated August 15, 2003 between the Company and Christian Lepiane. Incorporated by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 2, 2007, SEC File No. 000-26844.

10.32*	Summary of Compensation and Performance Goals and Business Criteria for Payment of Incentive Awards. Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 27, 2006, SEC File No. 000-26844.

10.33*	Summary of Performance Goals and Business Criteria for Payment of Awards. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 28, 2006, SEC File No. 000-26844.

10.34	Dawson Creek II lease, dated March 21, 1997, incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, filed on August 13, 1997, SEC File No. 000-26844.

10.35*	Summary of Compensation Arrangements of Certain Officers. Incorporated by reference from Exhibit 10.2 in the Company’s Quarterly report on Form 10-Q for the quarterly period ended March 31, 2008, filed on May 9, 2008, SEC File No. 000-26844.

10.36	Loan and Security Agreement, dated August 7, 2008, between the Company and Silicon Valley Bank. Incorporated by reference from Exhibit 10.3 in the Company’s Quarterly report on Form 10-Q for the quarterly period ended June 30, 2008, filed on August 8, 2008, SEC File No. 000-26844.

10.37*	Amended and Restated Executive Severance Agreement, dated December 24, 2008, between the Company and Scott Grout. Incorporated by reference from Exhibit 10.8 in the Company’s Quarterly report on Form 10-Q for the quarterly period ended September 30, 2009, filed on November 6, 2009, SEC File No. 000-26844.

10.38*	Amended and Restated Executive Severance Agreement, dated December 22, 2008, between the Company and Brian Bronson. Incorporated by reference from Exhibit 10.5 in the Company’s Quarterly report on Form 10-Q for the quarterly period ended September 30, 2009, filed on November 6, 2009, SEC File No. 000-26844.

10.39*	Code Section 409A Amendment to Offer Letter, dated December 31, 2008, between the Company and Christian Lepiane. Incorporated by reference from Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed on November 6, 2009, SEC File No. 000-26844.

Exhibit No.	Description
10.40*	RadiSys Corporation Long-Term Incentive Plan. Incorporated by reference from Appendix A to the Company’s Proxy Statement on Schedule 14A , filed on April 15, 2008, SEC File No. 000-26844 08756410.

10.41*	Amendment to RadiSys Corporation Long-Term Incentive Plan. Incorporated by reference from Exhibit 4.4 in the Company’s Registration Statement on Form S-8, filed on September 30, 2009, SEC File No. 333-162231.

10.42*	Form of Award Agreement for Performance-Based Restricted Stock Units under the RadiSys Corporation Long-Term Incentive Plan. Incorporated by reference from Exhibit 4.5 in the Company’s Registration Statement on Form S-8, filed on September 30, 2009, SEC File No. 333-162231.

10.43	Credit Line Agreement by and between the Company and UBS AG, dated December 12, 2008. Incorporated by reference from Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 6, 2009, SEC File No. 000-26844.

10.44*	Severance agreement, dated November 4, 2008, between the Company and John T. Major. Incorporated by reference from Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 6, 2009, SEC File No. 000-26844.

10.45*	Severance agreement, dated December 29, 2008, between the Company and Anthony Ambrose. Incorporated by reference from Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 6, 2009, SEC File No. 000-26844.

10.46*	Executive Severance Agreement dated April 9, 2009, between the Company and Julia Harper. Incorporated by reference from Exhibit 10.3 in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed on May 8, 2009, SEC File No. 000-26844.

10.47*	Executive Change of Control Agreement dated December 30, 2008, between the Company and John T. Major. Incorporated by reference from Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 6, 2009, SEC File No. 000-26844.

10.48	Second Amendment and Limited Waiver to Loan and Security Agreement, dated February 13, 2009, between the Company and Silicon Valley Bank. Incorporated by reference from Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 6, 2009, SEC File No. 000-26844.

10.49	Third Amendment to Loan and Security Agreement, dated February 13, 2009, between the Company and Silicon Valley Bank. Incorporated by reference from Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 6, 2009, SEC File No. 000-26844.

10.50	Fourth Amendment to Loan and Security Agreement, dated August 7, 2008, between the Company and Silicon Valley Bank, dated as of April 27, 2009. Incorporated by reference from Exhibit 10.4 in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed on May 8, 2009, SEC File No. 000-26844.

10.51	Fifth Amendment to Loan and Security Agreement, dated August 7, 2008, between the Company and Silicon Valley Bank, dated as of November 4, 2009. Incorporated by reference from Exhibit 10.4 in the Company’s Quarterly report on Form 10-Q for the quarterly period ended September 30, 2009, filed on November 6, 2009, SEC File No. 000-26844.

21.1**	List of Subsidiaries.

23.1**	Consent of KPMG LLP.

24.1**	Powers of Attorney.

Exhibit No.	Description
31.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This Exhibit constitutes a management contract or compensatory plan or arrangement
**	Filed herewith

(b) See (a) (3) above.

See (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADISYS CORPORATION

By:	/S/ SCOTT C. GROUT
Scott C. Grout
President and Chief Executive Officer

Dated: March 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2010.

Signature	Title

/S/ SCOTT C. GROUT Scott C. Grout	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ BRIAN BRONSON Brian Bronson	Chief Financial Officer (Principal Financial and Accounting Officer)

Directors:

/S/ C. SCOTT GIBSON* C. Scott Gibson	Chairman of the Board and Director

/S/ KEN BRADLEY* Ken Bradley	Director

/S/ RICHARD J. FAUBERT* Richard J. Faubert	Director

/S/ DR. WILLIAM W. LATTIN* Dr. William W. Lattin	Director

/S/ KEVIN C. MELIA* Kevin C. Melia	Director

/S/ CARL NEUN* Carl Neun	Director

/S/ LORENE K. STEFFES* Lorene K. Steffes	Director

*By:	/S/ SCOTT C. GROUT
Scott C. Grout, as attorney-in-fact

EXHIBIT INDEX

Exhibit No.	Description
2.1	Amended and Restated Asset Purchase Agreement, dated September 12, 2007, by and between the Company and Intel Corporation. Incorporated by reference from Exhibit 2.1 in the Company’s Amended Current Report of Form 8-K/A, filed on November 1, 2007, SEC File No. 000-26844.

2.2	Transition Services Agreement, dated September 12, 2007, by and between the Company and Intel Corporation (portions of the exhibit have been omitted pursuant to a request for confidential treatment to the Commission). Incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, filed on November 8, 2007, SEC File No. 000-26844.

2.3	Warranty Services Agreement, dated September 12, 2007, by and between the Company and Intel Corporation (portions of the exhibit have been omitted pursuant to a request for confidential treatment to the Commission). Incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, filed on November 8, 2007, SEC File No. 000-26844.

2.4	Arrangement Agreement among RadiSys Corporation, Convedia Corporation and RadiSys Canada Inc., effective as of July 26, 2006. Incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 28, 2006, SEC File No. 000-26844.

3.1	Second Restated Articles of Incorporation and amendments thereto. Incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC File No. 333-137060, as amended by the Articles of Amendment incorporated by reference from Exhibit 3.1 in the Company’s Current Report on Form 8-K filed on January 30, 2008.

3.2	Restated Bylaws. Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on From 10-Q, filed on May 8, 2007.

4.1	Indenture, dated February 12, 2008, by and between the Company and The Bank of New York Trust Company, N.A. Incorporated by reference from Exhibit 4.1 in the Company’s Current Report on Form 8-K, filed on February 12, 2008.

4.2	First Supplemental Indenture, dated February 12, 2008, by and between the Company and The Bank of New York Trust Company, N.A. Incorporated by reference from Exhibit 4.2 in the Company’s Current Report on Form 8-K, filed on February 12, 2008.

4.3	Form of Global Security for the 2.75% Convertible Senior Notes due 2013 (included in Exhibit 4.2).

4.4	Indenture dated as of November 19, 2003, between the Company and JPMorgan Chase Bank, as Trustee, with respect to the 1.375% Convertible Senior Notes due 2023. Incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-3, filed December 24, 2003, SEC Registration No. 333-111547.

4.5	Form of Note for the 1.375% Convertible Senior Notes due 2023. See Exhibit 4.4.

10.1	Amended and Restated Asset Purchase Agreement, dated September 12, 2007, by and between the Company and Intel Corporation. See Exhibit 2.1.

10.2	Transition Services Agreement, dated September 12, 2007, by and between the Company and Intel Corporation. See Exhibit 2.2

10.3	Warranty Services Agreement, dated September 12, 2007, by and between the Company and Intel Corporation. See Exhibit 2.3

Exhibit No.	Description
10.4*	RadiSys Corporation 1995 Employee Stock Incentive Plan, as amended. Incorporated by reference from Exhibit (d)(1) to the Tender Offer Statement filed by the Company on Schedule TO-I, filed July 31, 2003, SEC File No. 005-49160.

10.5*	RadiSys Corporation Employee Stock Purchase Plan, as amended through August 18, 2009. Incorporated by reference from Appendix A to the Company’s Proxy Statement on Schedule 14A , filed on July 6, 2009, SEC File No. 000-26844 09929350.

10.6*	RadiSys Corporation 2001 Nonqualified Stock Option Plan, as amended. Incorporated by reference from Exhibit (d)(2) to the Tender Offer Statement filed by the Company on Schedule TO-I, filed July 31, 2003, SEC File No. 005-49160.

10.7*	Form of Restricted Stock Agreement, as amended. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2006, filed on May 9, 2006, SEC File No. 000-26844.

10.8*	Form of Notice of Stock Option Grant for the 1995 Stock Incentive Plan. Incorporated by reference from Exhibit (d)(3) to the Tender Offer Statement filed by the Company on TO-I, filed July, 31, 2003, SEC File No. 005-49160.

10.9*	Form of Notice of Stock Option Grant for the 2001 Nonqualified Stock Option Plan. Incorporated by reference from Exhibit (d)(4) to the Tender Offer Statement filed by the Company on TO-I, filed July, 31, 2003, SEC File No. 005-49160.

10.10*	Deferred Compensation Plan. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, filed on May 15, 2001, SEC File No. 000-26844.

10.11*	RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC Registration No. 333-137060.

10.12*	Form of Notice of Option Grant for United States employees for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC Registration No. 333-137060.

10.13*	Form of Notice of Option Grant for Canada employees for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on September 1, 2006, SEC Registration No. 333-137060.

10.14*	Form of Notice of Option Grant for international employees for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC Registration No. 333-137060.

10.15*	Form of Notice of Option Grant for China employees for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.8 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC Registration No. 333-137060.

10.16*	Form of Restricted Stock Grant Agreement for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.9 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC Registration No. 333-137060.

10.17*	Form of Restricted Stock Unit Grant Agreement for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.10 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC Registration No. 333-137060.

Exhibit No.	Description
10.18*	Description of the Revisions of the Company’s Directors Compensation Arrangements. Incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2007.

10.19*	RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

10.20*	Form of Notice of Option Grant for United States employees for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

10.21*	Form of Notice of Option Grant for Canada employees for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.6 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

10.22*	Form of Notice of Option Grant for China employees for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

10.23*	Form of Notice of Option Grant for international employees for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.8 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

10.24*	Form of Restricted Stock Unit Grant Agreement for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.9 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

10.25*	Amended and Restated Executive Change of Control Agreement dated February 27, 2007 between the Company and Julia A. Harper. Incorporated by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 2, 2007, SEC File No. 000-26844.

10.26*	Amended and Restated Executive Change of Control Agreement dated December 24, 2008 between the Company and Scott C. Grout. Incorporated by reference from Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed on November 6, 2009, SEC File No. 000-26844.

10.27*	Amended and Restated Executive Change of Control Agreement dated December 31, 2008 between the Company and Christian Lepiane. Incorporated by reference from Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed on November 6, 2009, SEC File No. 000-26844.

10.28*	Amended and Restated Executive Change of Control Agreement dated December 22, 2008 between the Company and Brian Bronson. Incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed on November 6, 2009, SEC File No. 000-26844.

10.29*	Form of Indemnity Agreement for directors and officers of the Company. Incorporated by reference from Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 2, 2007, SEC File No. 000-26844.

10.30*	Offer letter dated September 16, 2002 between the Company and Scott C. Grout. Incorporated by reference from Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 2, 2007, SEC File No. 000-26844.

10.31*	Offer letter dated August 15, 2003 between the Company and Christian Lepiane. Incorporated by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 2, 2007, SEC File No. 000-26844.

Exhibit No.	Description
10.32*	Summary of Compensation and Performance Goals and Business Criteria for Payment of Incentive Awards. Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 27, 2006, SEC File No. 000-26844.

10.33*	Summary of Performance Goals and Business Criteria for Payment of Awards. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 28, 2006, SEC File No. 000-26844.

10.34	Dawson Creek II lease, dated March 21, 1997, incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, filed on August 13, 1997, SEC File No. 000-26844.

10.35*	Summary of Compensation Arrangements of Certain Officers. Incorporated by reference from Exhibit 10.2 in the Company’s Quarterly report on Form 10-Q for the quarterly period ended March 31, 2008, filed on May 9, 2008, SEC File No. 000-26844.

10.36	Loan and Security Agreement, dated August 7, 2008, between the Company and Silicon Valley Bank. Incorporated by reference from Exhibit 10.3 in the Company’s Quarterly report on Form 10-Q for the quarterly period ended June 30, 2008, filed on August 8, 2008, SEC File No. 000-26844.

10.37*	Amended and Restated Executive Severance Agreement, dated December 24, 2008, between the Company and Scott Grout. Incorporated by reference from Exhibit 10.8 in the Company’s Quarterly report on Form 10-Q for the quarterly period ended September 30, 2009, filed on November 6, 2009, SEC File No. 000-26844.

10.38*	Amended and Restated Executive Severance Agreement, dated December 22, 2008, between the Company and Brian Bronson. Incorporated by reference from Exhibit 10.5 in the Company’s Quarterly report on Form 10-Q for the quarterly period ended September 30, 2009, filed on November 6, 2009, SEC File No. 000-26844.

10.39*	Code Section 409A Amendment to Offer Letter, dated December 31, 2008, between the Company and Christian Lepiane. Incorporated by reference from Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed on November 6, 2009, SEC File No. 000-26844.

10.40*	RadiSys Corporation Long-Term Incentive Plan. Incorporated by reference from Appendix A to the Company’s Proxy Statement on Schedule 14A , filed on April 15, 2008, SEC File No. 000-26844 08756410.

10.41*	Amendment to RadiSys Corporation Long-Term Incentive Plan. Incorporated by reference from Exhibit 4.4 in the Company’s Registration Statement on Form S-8, filed on September 30, 2009, SEC File No. 333-162231.

10.42*	Form of Award Agreement for Performance-Based Restricted Stock Units under the RadiSys Corporation Long-Term Incentive Plan. Incorporated by reference from Exhibit 4.5 in the Company’s Registration Statement on Form S-8, filed on September 30, 2009, SEC File No. 333-162231.

10.43	Credit Line Agreement by and between the Company and UBS AG, dated December 12, 2008. Incorporated by reference from Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 6, 2009, SEC File No. 000-26844.

10.44*	Severance agreement, dated November 4, 2008, between the Company and John T. Major. Incorporated by reference from Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 6, 2009, SEC File No. 000-26844.

Exhibit No.	Description
10.45*	Severance agreement, dated December 29, 2008, between the Company and Anthony Ambrose. Incorporated by reference from Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 6, 2009, SEC File No. 000-26844.

10.46*	Executive Severance Agreement dated April 9, 2009, between the Company and Julia Harper. Incorporated by reference from Exhibit 10.3 in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed on May 8, 2009, SEC File No. 000-26844.

10.47*	Executive Change of Control Agreement dated December 30, 2008, between the Company and John T. Major. Incorporated by reference from Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 6, 2009, SEC File No. 000-26844.

10.48	Second Amendment and Limited Waiver to Loan and Security Agreement, dated February 13, 2009, between the Company and Silicon Valley Bank. Incorporated by reference from Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 6, 2009, SEC File No. 000-26844.

10.49	Third Amendment to Loan and Security Agreement, dated February 13, 2009, between the Company and Silicon Valley Bank. Incorporated by reference from Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 6, 2009, SEC File No. 000-26844.

10.50	Fourth Amendment to Loan and Security Agreement, dated August 7, 2008, between the Company and Silicon Valley Bank, dated as of April 27, 2009. Incorporated by reference from Exhibit 10.4 in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed on May 8, 2009, SEC File No. 000-26844.

10.51	Fifth Amendment to Loan and Security Agreement, dated August 7, 2008, between the Company and Silicon Valley Bank, dated as of November 4, 2009. Incorporated by reference from Exhibit 10.4 in the Company’s Quarterly report on Form 10-Q for the quarterly period ended September 30, 2009, filed on November 6, 2009, SEC File No. 000-26844.

21.1**	List of Subsidiaries.

23.1**	Consent of KPMG LLP.

24.1**	Powers of Attorney.

31.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This Exhibit constitutes a management contract or compensatory plan or arrangement
**	Filed herewith