Form 10-K/A
period 2009-12-31
RADISYS CORP
filed 2010-04-29
CIK 873044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Number of shares of common stock outstanding as of April 22, 2010: 24,034,986

DOCUMENTS INCORPORATED BY REFERENCE

None.

RADISYS CORPORATION

FORM 10-K/A

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends RadiSys Corporation’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2009, originally filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2010 (the “Original Filing”). We are filing this Amendment to include the information required by Part III of Form 10-K which was not included in the Original Filing because we planned to include such information in a definitive Proxy Statement. However, we will not file a definitive Proxy Statement with the SEC within 120 days after the end of our fiscal year ended December 31, 2009. Accordingly, such information is included in our Form 10-K by this Amendment. In addition, the information about the date, time and location of our 2010 annual meeting of shareholders and the deadline for submitting shareholder proposals for inclusion in the Company’s proxy statement for the 2010 annual meeting is provided in this Amendment, as required by Rule 14a-5(f) under the Securities Exchange Act of 1934. Item 9B of Part II has been amended to include this information. Additionally, current dated officer certifications under Section 302 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this Amendment, as required by the SEC rules. Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. In this Amendment, unless context otherwise requires, or as otherwise indicated, “we,” “us,” “our” and similar terms, as well as references to the “Company” and “RadiSys” refer to RadiSys Corporation and include all of our consolidated subsidiaries.

PART II

Item 9B.	Other Information

2010 Annual Meeting of Shareholders

Our 2010 annual meeting of shareholders will be held at our headquarters, located at 5445 NE Dawson Creek Drive, Hillsboro, Oregon 97124, on Tuesday, August 17, 2010 at 8:30 a.m., Pacific time.

In accordance with Rule 14a-5(f) under the Securities Exchange Act of 1934, as amended, we will consider shareholder proposals, other than proposals submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, for inclusion in the Company’s proxy statement for the 2010 annual meeting of shareholders to have been submitted in a timely fashion if such proposals are received by us at our principal offices between June 3, 2010 and June 28, 2010. The deadline for proposals submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, remain unchanged.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

Our Board of Directors currently consists of eight members. The directors are elected at the annual meeting of shareholders to serve until the next annual meeting and until their successors are elected and qualified.

Set forth in the table below is the name, age and position with the Company of each of our directors. Additional information about each of the directors is provided below the table and in “Security Ownership of Certain Beneficial Owners and Management.” There are no family relationships among our directors and executive officers.

Name	Age	Position with the Company
C. Scott Gibson	57	Chairman of the Board
Scott C. Grout	47	Director, President and Chief Executive Officer
Ken J. Bradley	62	Director
Richard J. Faubert	62	Director
Dr. William W. Lattin	69	Director
Kevin C. Melia	62	Director
Carl W. Neun	66	Director
Lorene K. Steffes	64	Director

C. Scott Gibson has served as a Director since June 1993 and as Chairman of our Board of Directors since October 2002. From January 1983 through February 1992, Mr. Gibson co-founded and served as President of Sequent Computer Systems, Inc., a computer systems company. Before co-founding Sequent, Mr. Gibson served as General Manager, Memory Components Operation, at Intel Corporation. Since March 1992, Mr. Gibson has been a full time professional director to high technology companies. Mr. Gibson serves on the boards of several other companies and non-profit organizations, including Verigy, Triquint Semiconductor, Inc., Pixelworks, Inc., NW Natural, the Oregon Community Foundation and the Franklin W. Olin College of Engineering. During the past five years, Mr. Gibson was previously a director of Electroglas, Inc. Each of the boards of directors of the public companies for which Mr. Gibson serves as an audit committee member has determined that he is an “audit committee financial expert” as that term is defined by the rules and regulations of the SEC. Mr. Gibson holds a B.S.E.E. and a M.B.A. from the University of Illinois.

We believe that Mr. Gibson’s qualifications to serve as a Director include his extensive experience in the semiconductor and computer systems industries, including co-founding and helping take public a highly successful computer systems company. In addition, his service on boards of other high technology companies, including as a member of audit and compensation committees, gives him financial expertise and understanding of compensation policies as well as extensive organizational leadership skills to assist the CEO with strategic planning.

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

We believe that Mr. Grout’s qualifications to serve as a Director include his years of executive experience with high technology companies, including his positions as an executive with Chorum Technologies, Inc. and Lucent Technologies, as well as the deep understanding of our people and our products that he has acquired as our Chief Executive Officer. As the only management representative on our Board of Directors, Mr. Grout also provides leadership to the Board and its deliberations based on the insight gained from the management of the day-to-day business operations and strategic planning process.

Ken J. Bradley has served as a Director since October 2003. Since February 2005, Mr. Bradley has been President of Lytica Inc., a company specializing in supply chain management and product lifecycle planning. He is also President and Director of Shared Insight, a management consulting firm. From January 2003 through January 2005, Mr. Bradley was the Chief Executive Officer of CoreSim, Inc., a company specializing in advanced systems design analysis. Prior to CoreSim, Inc. Mr. Bradley was with Nortel Networks from 1972 to 2002, most recently as Nortel’s Chief Procurement Officer. During his 30-year career at Nortel, Mr. Bradley held several national and international executive positions in supply management, operations management and technology development including Vice President, Supplier Strategy; Senior Managing Director, Guangdong Nortel Communications Joint Venture in China; and Vice President, China Joint Venture Program. Mr. Bradley also serves on the Board of Directors of SynQor, Inc., Powerwave Technologies, Inc, and Lytica Inc. Mr. Bradley has a degree in electronics from Algonquin College and in electrical engineering through the Professional Engineers of Ontario.

We believe that Mr. Bradley’s qualifications to serve as a Director include his extensive experience of over 37 years as a manager, executive, consultant and director of global technology companies, including his experience with supply chain management in the Asia-Pacific region. In addition, his service as a director of a variety of other technology companies gives him a deep understanding of the role of the Board of Directors in corporate strategy development.

Richard J. Faubert has served as a Director since June 1993. Since September 2003, Mr. Faubert has served as President, Chief Executive Officer, and Director of Amberwave Systems, Inc., a semiconductor technology company in New Hampshire. From January to September 2003, Mr. Faubert served as Executive Vice President of Novellus Systems, Inc.’s Chemical Mechanical Planarization Business Unit, a company that designs, manufactures, markets and services chemical vapor deposition equipment, used in fabricating integrated circuits. From 1998 through 2002, Mr. Faubert was President, Chief Executive Officer and Director of SpeedFam-IPEC, Inc., a semiconductor capital equipment manufacturing company that was purchased in December 2002 by Novellus Systems Inc. From 1992 through 1998, Mr. Faubert was employed by Tektronix, Inc., a test, measurement and monitoring technology company, first as General Manager of its Instruments Business Unit and then as Vice President and General Manager of the Television and Communications Business Unit, Measurement Business Division. From 1986 through 1992, Mr. Faubert served as Vice President of Product Development of GenRad, Inc. Mr. Faubert serves on the Board of Electro Scientific Industries, Inc. in Portland, Oregon. Mr. Faubert holds a B.S.E.E. from Northeastern University.

We believe that Mr. Faubert’s qualifications to serve as a Director include his 38 years of experience as a manager, executive and director of high technology companies, including his experience in leading complex technology enterprises and his experience as the Chief Executive Officer of a semiconductor company. This experience gives Mr. Faubert a deep understanding of best practices in managing complex, high technology businesses from customer requirements through R&D programs.

Dr. William W. Lattin has served as a Director since November 2002. In October 1999, Dr. Lattin retired from Synopsys, Inc., a supplier of electronic design automation software, where he had been an Executive Vice President since October 1994. Prior to joining Synopsys, Dr. Lattin served as President and Chief Executive Officer of Logic Modeling Corp. from 1986 through 1994. From 1975 to 1986, Dr. Lattin held various engineering and management positions with Intel Corporation. Dr. Lattin also serves on the Board of Directors of Easy Street Online Services, Inc., FEI Corp., and Tripwire Inc. During the past five years, Dr. Lattin was previously a director of Merix Corporation. Dr. Lattin previously served on our Board of Directors from 1988 to 1999. Dr. Lattin holds a Ph.D. in electrical engineering from Arizona State University and a M.S.E.E. and a B.S.E.E. from the University of California-Berkeley.

We believe that Mr. Lattin’s qualifications to serve as a Director include his experience of over 34 years as a manager, executive and director of global technology companies, including Intel and Synopsys. His direct experience with embedded systems design, manufacturing sales and marketing enhances the Board’s ability to provide oversight and guidance to our senior executives. His previous experience on boards of other companies within our industry further augment his range of knowledge, providing experience on which he can draw while serving as a member of our Board.

Kevin C. Melia has served as a Director since July 2003. Since 2003, he works with and has been an advisor to several public and private companies. Mr. Melia was the Co-founder and Chief Executive Officer of Manufacturers’ Services Ltd. (“MSL”) from June 1994 to January 2003. MSL was the leading company in the electronics manufacturing services industry. Mr. Melia also served as Chairman of the Board of MSL from June 1994 to January 2003. Prior to establishing MSL, he held a number of senior executive positions over a five-year period at Sun Microsystems, initially as their Executive Vice President of Operations, then as President of Sun Microsystems Computer Company, a Sun Microsystems subsidiary, and finally as Chief Financial Officer of Sun Microsystems Corporation. Mr. Melia also held a number of senior executive positions in Europe and the U.S. in operations and finance over a sixteen-year career at Digital Equipment Corporation. Mr. Melia was previously the Non-Executive Chairman of Iona Technologies, a middleware software company, a director of Manugistics Group Inc., a supply chain software application company, a director of Authorize.Net, a leading e.payments company, and a director of Horizon Technologies, a European systems integration and distribution company. He was also the Lead Independent Director of Eircom PLC, a leading telecom company in Ireland. He is currently a member of the Board of Directors of the following public companies: Greatbatch Company, Analogic Corporation and DCC PLC. He is also a member of the advisory board of C&S Wholesale Grocers, a private company. He is a Chartered Accountant (FCMA JDipMA).

We believe that Mr. Melia’s qualifications to serve as a Director include his experience as a senior executive in the U.S. and Europe with a number of global technology companies including his co-founding and taking public of a leading company in the electronics manufacturing outsourcing sector in addition to his management and corporate governance expertise. In addition, Mr. Melia’s experience with mergers and acquisitions and private equity gives him broad understanding of corporate investments and acquisitions. He also qualifies as an audit committee financial expert from his experience as a Chief Financial Officer of a large public company and his professional qualifications which give him enhanced expertise to assist the Board with its financial oversight function.

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

We believe that Mr. Neun’s qualifications to serve as a Director include his extensive experience as a senior financial executive, including his service as the Chief Financial Officer of two high technology public companies, Conner Peripherals, Inc. and Tektronix, Inc., that provides him with the deep knowledge of financial matters and financial reporting. In addition, Mr. Neun’s service on the boards of a variety of other high technology companies, including as a member of audit committees, further enhances his financial expertise, strategy development expertise and business acumen to assist the Board with its financial oversight function.

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

We believe that Ms. Steffes’s qualifications to serve as a Director include her extensive technical knowledge and background, including telecommunications industry experience. Ms. Steffes’s experience as a senior executive with a global technology company has given her an understanding of the financial and other aspects of doing business globally. In addition, her service on boards of other companies gives her a deep understanding of the role of the board of directors in the Company’s operations and broad experience in corporate strategy development.

Executive Officers

Set forth in the table below is the name, age and position with the Company of each of our executive officers:

Name	Age	Position
Scott C. Grout	47	President, Chief Executive Officer and Director
Brian Bronson	38	Chief Financial Officer
Anthony Ambrose	48	Vice President & General Manager of Communications Networks
Christian A. Lepiane	50	Vice President, Worldwide Sales
John T. Major	50	Vice President, Global Operations

See Scott C. Grout’s biography above.

Brian Bronson joined us in 1999 and has been an officer since 2000. Prior to his being named as our Chief Financial Officer in November 2006, Mr. Bronson held the positions of our Vice President of Finance and Business Development and Treasurer and Chief Accounting Officer. Before joining RadiSys, from 1995 to 1999, Mr. Bronson held a number of financial management roles at Tektronix, Inc. where he was responsible for investor relations, finance and accounting functions for both domestic and international operations. Prior to joining Tektronix, Inc., Mr. Bronson practiced as a Certified Public Accountant with the accounting firm Deloitte and Touche, LLP. Mr. Bronson holds a bachelors degree in Business Administration and Communications from Oregon State University.

Anthony Ambrose joined us in 2007 as Vice President and General Manager of Communications Networks and has been an officer since 2008. Before joining our executive team, Mr. Ambrose was Intel Corporation’s General Manager of the Modular Communications Platform Division in the Communications Infrastructure Group. Mr. Ambrose joined Intel Corporation in 1983, where he utilized his leadership experience in engineering, development, sales and marketing. In his most recent role at Intel Corporation, his organization had the responsibility for servers, blades, boards and software to the telecommunications industry and he has led Intel Corporation’s ATCA efforts for the past several years. In addition to being an industry advocate and spokesperson for standards based platforms, Mr. Ambrose has a track record of developing products and building businesses worldwide. While he held the Director of Product Marketing position in the Enterprise Server Group at Intel Corporation, he developed the strategies for standard high volume server products, leading to a $1 Billion business. Mr. Ambrose holds a Bachelors of Science degree in Engineering from Princeton University, graduating Magna Cum Laude.

Christian A. Lepiane joined us in 2003. Before joining RadiSys, Mr. Lepiane was vice president of worldwide sales for Lightspeed Semiconductor in Sunnyvale, California, a chip design company. Mr. Lepiane has also held various management level sales positions with Oplink Communications, OMM, Lucent and AT&T. With nearly 20 years of experience selling to global original equipment manufacturers (OEMs), Mr. Lepiane has been recognized for his ability to grow and manage worldwide sales organizations and successfully lead multifunctional teams through all phases of client platform selection and product life cycles. He also has extensive experience developing strategic alliances and negotiating contracts with major OEMs. Mr. Lepiane holds a B.S. from the University of Pittsburgh. He also received a M.B.A. from the University of California.

John T. Major joined us in 2008 as Vice President of Global Operations. Prior to joining us, Mr. Major served as Vice President of Global Operations for Planar Systems, a company that provides display technologies and solutions for home, business, medical and industrial needs, since January 2008, and Vice President of Supply Chain and Manufacturing Operations for Tektronix, Inc. from October 2003 to January 2008, where he was responsible for worldwide operations, including the deployment of Lean Sigma. Prior to joining Tektronix, Inc., Mr. Major served as Vice President of Customer Support and Service for Xerox Office Printing Business from June 2000 to October 2003. Earlier in his career, Mr. Major served in a number of manufacturing leadership roles at Tektronix, Inc. and Digital Equipment Corporation. Mr. Major holds a Bachelor of Science degree in Mechanical Engineering and an Executive MBA from the University of Washington.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics applicable to each of our directors, officers, employees and agents including our Chief Executive Officer, Chief Financial Officer or persons performing similar functions. Our Code of Ethics is available on our website at www.radisys.com under Investor Relations/Corporate Governance.

Director Nomination Process

The Nominating and Governance Committee has a policy with regard to consideration of director candidates recommended by shareholders. There have been no changes to this policy and procedures for shareholder nominations of directors since the policy and procedures were disclosed in the proxy statement for the 2009 annual meeting of the Company’s shareholders.

Audit Committee Matters

We maintain an Audit Committee consisting of Carl W. Neun as Chairman, C. Scott Gibson and Kevin C. Melia which is established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. All of the members of the Audit Committee are “independent directors” within the meaning of the Nasdaq listing standards and Rule 10A-3 of the Securities Exchange Act of 1934. In addition, our Board of Directors has determined that all three members of the Audit Committee, C. Scott Gibson, Kevin C. Melia and Carl W. Neun, qualify as “audit committee financial experts” as defined by the SEC in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act of 1933 and are independent within the meaning of Rule 10A-3 of the Securities Exchange Act of 1934. C. Scott Gibson qualifies as an audit committee financial expert by virtue of his service on our audit committee since 1992, the audit committee of Pixelworks, Inc. since 2002, and past service on the audit committees of Inference Corp. and Integrated Measurement Systems. Additionally, Mr. Gibson received an M.B.A. in Finance from the University of Illinois in 1976 and served as CFO and Senior VP Operations for Sequent Computer Systems from 1983 to 1984. Further, from 1985 to 1988, the CFO of Sequent Computer Systems reported to Mr. Gibson. Mr. Gibson has significant audit committee educational experience, including speaking at several KPMG audit committee forums. Mr. Melia qualifies as an audit committee financial expert by virtue of his long service in a number of senior executive positions over a five-year period at Sun Microsystems, including as its Chief Financial Officer, and over a sixteen-year period at Digital Equipment Corporation, as well as by virtue of his status as a Chartered Accountant with a joint diploma in Management Accounting from the Accounting Institutes of the U.K. and Ireland. Mr. Neun qualifies as an audit committee financial expert by virtue of his long service in senior financial positions, including as Chief Financial Officer of Tektronix, Inc. and as Chief Financial Officer of Conner Peripherals, Inc. and by virtue of his status as a recipient of an M.B.A. degree from the from The Wharton School at the University of Pennsylvania. Our Audit Committee assists our Board of Directors in fulfilling its oversight responsibilities relating to corporate accounting, our reporting practices and the quality and integrity of our financial reports; oversight of audit and financial risk; compliance with law and the maintenance of our ethical standards; and the effectiveness of our internal controls. The full responsibilities of our Audit Committee are set forth in its charter, a copy of which can be found on our website at www.radisys.com under Investor Relations/Corporate Management and Governance. Our Audit Committee met nine times in the last fiscal year. For additional information about our Audit Committee, see “Audit Committee Report.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than 10% of our outstanding common stock to file with the SEC reports of changes in ownership of the common stock of the Company held by such persons. Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file under this regulation. To the Company’s knowledge, based solely on a review of the copies of the reports received by the Company during and with respect to fiscal 2009 and on written representations of certain reporting persons, no director, executive officer or beneficial owner of more than 10% of the outstanding common stock of the Company failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

Certifications

Certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 were filed with the Original Filing. Currently dated certifications pursuant to Section 302, as required by the SEC, are attached to this Amendment.

Item 11.	Executive Officer Compensation

Executive Compensation Discussion and Analysis (CD&A)

Section I: Introduction

This narrative describes the philosophy, approach and elements used by us and the Compensation and Development Committee of our Board of Directors to define, manage and review compensation paid to our named executive officers. The philosophy and management’s approach for executive compensation described below applies to the named executive officers with respect to 2009.

Our Compensation and Development Committee is responsible for the design and management of our executive compensation programs as well as the philosophy for all employee compensation, benefits, and development programs on a worldwide basis. The Compensation and Development Committee operates under a written charter, which is formally reviewed annually and revised as needed. The charter is available on our website at www.radisys.com under the investor relations tab.

Section II: Philosophy and Objectives of Executive Compensation Programs

The Compensation and Development Committee has adopted a philosophy of executive compensation that is based on performance and is competitive with other similar sized, high tech companies. Our executive compensation programs are designed to address the following key objectives:

•

Attract and retain executives needed to achieve our business objectives. This is achieved through at least annual reviews of executive compensation and benefit programs to ensure market competitiveness.

•

To substantially link executive compensation with near-term performance on operating plans. This is achieved through cash incentive programs which are directly aligned to key operating goals and strategic objectives.

•

To provide a reward for longer-term strategic progress and shareholder value creation. This is achieved through the use of equity-based compensation programs, including the use of performance-based shares.

Section III: Process for Determining Executive Compensation

Roles and Responsibilities.

Roles of Committee: Our Board of Directors has delegated responsibility to the Compensation and Development Committee for final approval of decisions related to base salary, cash incentive targets, equity grants and payments for executive incentive plans, as well as any executive employment offers, executive change of control agreements, severance agreements and other executive compensation programs. The Compensation and Development Committee also guides executive development programs and succession planning in order to maintain and develop the Company’s leadership team. The Compensation and Development Committee maintains an annual calendar to guide the timing of its review, analysis, and decision making related to executive compensation, benefits, and development programs.

The Committee conducts a formal review of each executive’s compensation on an annual basis as part of the Company-wide merit review process or more frequently if needed. The review consists of the Committee comparing the cash and equity components of each executive’s pay to the market data for similar positions;

considering recommendations provided by the Chief Executive Officer, Chief Financial Officer and Human Resources staff; assessing individual performance; and aligning any pay changes with market and Company performance. The Compensation and Development Committee reviews the mix of base salary, incentive cash compensation and equity compensation, but does not attempt to target a specific percentage allocation as each compensation element is compared to market survey data. The Committee believes that the amount of “at risk” compensation tied to meeting company objectives should increase as an executive’s compensation and level of responsibility increases. “Tally sheets” have historically been used to consider and evaluate the total potential compensation of executives from all sources upon various scenarios and any benefits associated with termination of employment. Based on this analysis, the committee is able to make market based decisions that are aligned to the Company’s financial and strategic direction.

The Compensation and Development Committee assesses the performance of our Chief Executive Officer annually. The Chief Executive Officer performance review process includes a Chief Executive Officer’s self appraisal, a formal Board of Directors evaluation process as well as a performance appraisal delivered by the Chairman of the Board of Directors.

Role of Chief Executive Officer and Management: Under the supervision of the Compensation and Development Committee, our Chief Executive Officer, Chief Financial Officer and Human Resources staff have responsibility for the implementation of our executive compensation programs. The Committee reviews the recommendation from the Chief Executive Officer and makes all final compensation decisions. Our Chief Executive Officer is responsible for assessing the performance of each executive reporting to him.

Role of Surveys and Benchmarking: The Radford Executive survey is the primary data source for executive compensation market data. The market, for the purposes of executive compensation benchmarking, is defined as high-tech companies with average revenues of $200M to $499M. A list of the companies included in our Radford Survey market cut is set forth in Exhibit 99.1 to this Amendment.

Radford is a division of Aon Corporation that publishes an independent executive compensation survey and offers consulting services. We believe the Radford Executive survey is a leading resource in the technology industry on competitive intelligence for technology executives in the U.S and provides a reliable market benchmark for our executive positions. The executive survey includes data from over 900 companies and more than 17,600 incumbents representing a wide range of technology sub-industries. The Committee does not use a formal peer group in determining executive compensation as there is no well-defined group of comparable publicly-traded companies in the United States operating in the same industry. As a result, the Committee believes that the broad technology industry comparison provided by the Radford Survey is appropriate.

To ensure accurate data collection based on actual job duties, our executive positions are individually benchmarked with the Radford Survey data using a detailed review of the job responsibilities and scope for each executive role as defined by their job descriptions.

Role of the Compensation Consultant: Starting in 2010, the Committee has also retained Mercer, a subsidiary of March & McLennan Companies, Inc., to help supplement the current executive compensation benchmarking process and analysis.

Base Salaries.

As part of the review process, the amount of any annual merit increase to an executive’s base salary is determined based on a combination of a board approved compensation budget, the current position of the executive’s pay against market data and the executive’s experience, performance and results during the past year. An executive’s base salary is increased if warranted based on the executive’s experience, performance and business results provided the resulting base salary remains within the targeted zone of the market data. By exception, our Compensation and Development Committee may determine that an individual executive’s base salary should be above (or below) the targeted zone due to extenuating factors. In this case, the executive’s compensation may be outside the targeted zone.

Cash Incentive Compensation.

Cash Incentive Plan: Based on the recommendations of our Chief Executive Officer, Radford benchmark data, and our compensation program philosophy, our Compensation and Development Committee assigns each executive an annual cash incentive target amount under our cash-based, pay-for-performance annual Incentive Compensation Plan (the “Cash Incentive Plan”). Payouts against these targets, as described in greater detail below, are mostly attributable to the attainment of achieving certain levels of non-GAAP Operating income with some minor modulation based on corporate objectives as well as individual performance factors.

Our cash incentive target is expressed as a dollar amount for each executive, and the incentive pool for executives as well as all employees, is funded based on achievement against target levels of non-GAAP operating income. For this purpose, non-GAAP operating income is defined as GAAP operating income excluding the impact of amortization of acquired intangible assets, stock-based compensation, restructuring charges, a goodwill impairment charge and deferred tax asset write-offs or benefits. Non-GAAP operating income targets and resulting funding levels are established and approved by the Compensation and Development Committee at the beginning of each year through our annual operating plan process. Actual non-GAAP operating income results against these targets determine the size of the available incentive pool. If we under-achieve or over-achieve our objectives for non-GAAP operating income, the incentive pool is adjusted down or up accordingly. In addition, higher or lower achievement of individual annual and strategic objectives would also impact the payout to a lesser extent. The Compensation and Development Committee establishes the maximum payout which could be made on an annual basis at the beginning of the year. For example, the maximum payout which could have been made in 2009 was two times the targeted amount. Our corporate objectives are developed by our Chief Executive Officer and reviewed by our Board of Directors. The corporate objectives and progress towards these objectives are periodically reviewed by our Board of Directors and our Compensation and Development Committee during the year. Individual objectives for each executive officer are developed by the Chief Executive Officer in consultation with the affected executive and then reviewed by the Compensation and Development Committee. The Compensation and Development Committee reviews our Chief Executive Officer’s assessment of executive performance and the proposed cash incentive amounts to be paid to each executive. The Compensation and Development Committee ultimately decides the amounts paid to each executive with such qualitative modifications as the Compensation and Development Committee may make at its discretion.

MSBU Plan: In the case of two of our named executive officers, for 2009, based on the recommendations of our Chief Executive Officer, our Compensation and Development Committee assigned an additional cash incentive target amount under the MSBU Plan based on the amount of revenue generated by our media server business unit consistent with our annual operating plan. This additional cash incentive was not benchmarked against Radford benchmark data, but is intended to provide an additional incentive to reward superior performance for a focused objective. The Compensation and Development Committee used its business judgment to set the target amount under the MSBU Plan in an amount believed to be sufficient to provide a meaningful incentive to reach the performance targets and did not rely on any set formula or peer group percentile to determine the target amount.

Cash Incentive Overlay Program: In September 2009, our Compensation and Development Committee approved the cash incentive overlay program (the “Overlay Program”) to help drive meaningful transformation in productivity and cost within our operations and engineering organizations. The Compensation and Development Committee approved operations outsourcing performance goals and engineering performance goals and target incentive amounts based on the recommendation of the Chief Executive Officer and Chief Financial Officer. The Compensation and Development Committee compared the proposed cash incentive target amounts to Radford benchmark data, but did not seek to achieve any particular percentile. The Compensation and Development Committee also compared the proposed target cash incentive amounts to the total amount of potential compensation for each named executive officer. The Compensation and Development Committee exercised its business judgment in setting the target amount under the Overlay Program in an amount believed to be sufficient to provide a meaningful incentive to reach the performance targets and did not rely on any set formula or peer group percentile to determine the target amount. Upon completion of the performance period, our Chief Financial Officer, with support from the Finance staff, will calculate the proposed payout amounts based on the performance results and the individual executive’s pre-existing targets. Our Compensation and Development Committee will then review and approve such proposed payout amounts.

Equity Compensation.

We believe that long-term equity incentives in the form of stock options, restricted stock, or other equity instruments are a highly effective way to align the interests of management and shareholders, and to motivate management to drive longer term shareholder value. Time-based equity incentives are made to executives under the 2007 Stock Plan and performance-based equity incentives are made to executives under the Long Term Incentive Plan (“LTIP”).

2007 Stock Plan: With respect to the allocation of time-based equity incentives under the RadiSys Corporation 2007 Stock Plan (the “2007 Stock Plan”), the Compensation and Development Committee uses equity values from Radford benchmark data as a reference point in determining the amounts of equity grants by executive position, which is reviewed and analyzed at least annually. In addition, the retentive value of past grants for each executive is reviewed to ensure that the value of unvested equity grants is in line with benchmarks and is of sufficient value to assure retention and strong performance incentive for the executive in future years. All equity grants to newly hired executives and annual (“refresher”) grants to existing executives are reviewed and approved by our Compensation and Development Committee, on the recommendation of the Chief Executive Officer, using the above mentioned factors of market data, the total retention value, and the executive’s projected level of future contribution. Grants of equity awards are made at predetermined times and are not intentionally scheduled to coincide with the disclosure of favorable or unfavorable information. Each year we review whether refresher grants are necessary to continue to motivate management and employees while providing long term incentives.

The Long Term Incentive Plan (LTIP): The LTIP is intended to create an incentive for exceptional performance in addition to our annual refresher stock program under the 2007 Stock Plan, which enables us to attract, retain and motivate senior executives and other key employees. The difference between the annual refresher stock program and LTIP is that the LTIP grants are performance based and participants are only eligible to receive these awards if certain financial or strategic metrics meet or exceed threshold targets established by our Compensation and Development Committee. These targets will be “stretch” goals above the targets in our operating plan and require superior corporate performance to be earned.

With respect to the allocation of performance-based shares from the LTIP in September 2009, the Compensation and Development Committee made the first tranche of grants of performance-based restricted stock units to participating executives, including all of the named executive officers. The Chief Executive Officer recommended the participants and target award amounts, and the Chief Financial Officer recommended the performance goal and calculation of payouts at various levels of non-GAAP earnings per share. The Compensation and Development Committee compared the target award amounts to the Radford benchmark data, but did not seek to achieve any particular percentile except with respect to the distribution of awards among the participant group as described below. The Compensation and Development Committee considered the goals necessary to achieve our strategic plan, the value of the proposed performance-based awards and the then-existing retentive value of the executive’s outstanding, vested and unvested equity awards at various stock prices, but did not assign any specified weight to any particular factor. Upon completion of the performance period, our Chief Financial Officer, with support from the Finance staff, will calculate the proposed award payout amounts based on the performance results and the individual executive’s target award amount. Our Compensation and Development Committee will then review and approve such proposed award payouts after financial review from our outside auditors. A second tranche of performance-based restricted stock unit grants is planned for 2010.

Section IV: Key Components of Executive Compensation and Impact of Performance on Compensation for Fiscal 2009

Our executive compensation program for 2009 includes three main key components:

1. Cash compensation, which for 2009 included base salary, the Cash Incentive Plan based primarily on attaining certain levels of non-GAAP Operating Income and the MSBU Plan for two of our named executive officers based on attainment of revenue goals for our media server business unit. An additional cash incentive plan was implemented in 2009, with payout occurring in 2010 if performance goals are met.

2. Equity incentive awards, which for 2009 included time-based, non-qualified stock option awards under the 2007 Stock Plan and performance-based restricted stock units under the LTIP based on attainment of non-GAAP earnings per share performance targets.

3. Employee benefits, including health care insurance, employee stock purchase program under the RadiSys Corporation 1996 Employee Stock Purchase Plan (“ESPP”), 401(k) plan, flexible spending accounts, life insurance, and other benefits.

Our executive compensation program does not seek to achieve a specific mix of components, but rather each component is designed to provide competitive compensation comparable to similar companies with performance incentives for cash and equity compensation.

Cash Compensation

For 2009, our goal for an executive’s targeted base salary and cash incentive compensation was approximately equal to the 50th percentile when compared to the Radford benchmark data. For base salaries, our objective for 2009 was that executive base salaries would be between the 25th and 50th percentile (median) of the data for our peer group. An executive’s base pay and resulting percentile are dependent on many factors such as current year market data, the executive’s experience and performance. It is believed that this positioning provides a sufficient retentive factor when coupled with the opportunity to earn compensation above the median through the cash incentive and equity plans as well as other programs described below.

The executive’s cash incentive target under the Cash Incentive Plan is designed to be a significant portion of executive compensation in order to create high incentive for our executives to perform against annual objectives. For 2009, the Cash Incentive Plan when paid at 100% was targeted to be at the 50th to 75th percentile when compared to the Radford benchmark data. By setting the potential incentive target to be between the 50th to 75th percentiles, our Compensation and Development Committee believes that we are encouraging our executives to achieve higher levels of performance with a strong retentive factor.

At the end of 2009, the base salary, cash incentive target and total cash compensation for our Chief Executive Officer and Chief Financial Officer was approximately at the following percentiles when compared to the Radford benchmark data.

General Percentile Achieved for End of Year 2009
Named Executive Officer	Base Salary	Cash Incentive Target	Total Cash Compensation
Scott Grout	50th-55 th	45th-50 th	45th-50 th
Brian Bronson	50th-55 th	65th-70 th	60th-65 th

At the end of 2009, the general percentiles for the rest of the Named Executive Officers were between 40th – 55th for base salary, 40th – 75th for cash incentive targets and 40th – 65th for total cash compensation.

Base Salary. Due to the uncertain economic climate, the Board of Directors decided to forego any Board and executive officer merit increases for 2009. In addition, each executive’s base salary was reviewed to ensure that there were no significant retention risks and it was decided that no adjustments were needed because base salaries were within the acceptable percentile range. Further, improved base pay percentiles for four of the five positions at the end of 2009 relative to 2008 provided support for the decision to forego merit increases. For 2010, we expect a one to two percent increase in base salaries for executive officers based on market data.

Cash Incentive Plan. On February 24, 2009, The Compensation and Development Committee reviewed the Cash Incentive Plan targets for each executive and identified that the Chief Executive Officer and Chief Financial Officer had targets and total cash percentiles that were well below the 50th percentile when our goal was to be between 50th – 75th percentiles. In addition, given the transformational work occurring within the company, the Committee felt it was a risk for these positions to be below the goal (Cash Incentive Targets at the beginning of 2009 were as follows: Chief Executive Officer — 25th to 30th percentile; and Chief Financial Officer — 35 th to 40th percentile). The Compensation and Development Committee increased the Chief Financial Officer’s target cash amount from $161,160 to $211,160 and the Chief Executive Officer’s from $361,920 to $436,920.

For 2009, the Cash Incentive Plan was funded at 80.2%. Funding of the Cash Incentive Plan at 100% is based on our strategic non-GAAP operating income target, not the Company’s annual operating plan. Specifically, the 2009 non-GAAP operating income plan was $17.6 million and actual performance was $20.6 million or 116% of plan but fell short of our longer-term strategic target of $25.7 million resulting in a payout of 80.2%.

A total of $968,000 was paid to the named executive officers via the Cash Incentive Plan. $899,000, or 93% was attributable to actual 2009 non-GAAP operating income performance relative to target as mentioned above and $69,000 or 7% was attributable to the achievement of various shared Company and individual objectives such as balance sheet performance, customer satisfaction, employee development, manufacturing metrics, new design wins, new product introduction and process improvement. For 2009, the actual cash incentive payouts for each executive officer were as follows:

	2009 Incentive Target at 100% Funding	Actual 2009 Payout	% Attainment
Scott Grout	$436,920	$375,917	86%
Brian Bronson	$211,160	$193,660	92%
Anthony Ambrose	$150,000	$125,230	83%
Christian Lepiane	$162,330	$138,691	85%
John Major	$160,000	$134,392	84%

MSBU Plan. The named executive officer participants in the MSBU Plan for 2009 are Messrs, Ambrose and Lepiane. Our media server business unit had a strong 2009, finishing at 109% of our annual operating plan. The target payouts associated with the MSBU Plan were set well above operating plan levels and were meant to be a significant stretch.

	2009 Performance Target	Actual 2009 Payout
Anthony Ambrose	$56,056	$28,028
Christian Lepiane	$67,200	$33,600

Because the performance goals under the MSBU Plan were not previously approved by the shareholders, the awards under the MSBU Plan are not intended to qualify as “performance-based compensation” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended. The plan has been discontinued for 2010 since the desired results have been achieved.

Cash Incentive Overlay Program. On September 30, 2009, the Compensation and Development Committee put in place the Overlay Program for certain of our employees to drive breakthrough Company transformations in an accelerated timeframe. These initiatives are expected to be implemented by the third quarter of 2010 and, if successful, are estimated to save $1.0 to $2.0 million a quarter in manufacturing costs, reduce inventory levels by $5.0 to $10.0 million, and save $0.5 to $1.0 million a quarter in development costs, while at the same time enhancing our product development and operational capabilities. These are transformational objectives and there can be no assurance that these initiatives will fully achieve the desired results.

Awards under the Overlay Program will be based on Company performance as measured by two sets of goals: an operations outsourcing performance goal, which consists of achieving an operational overhead spend of $4.5 million or less in the second quarter of 2010, with additional conditions intended to incentivize sustainability of the achievements, and an engineering performance goal, which consists of achieving $1.0 million of R&D cost savings in the second quarter of 2010 with conditions of demonstrating continued support of our long-term strategy and the ability to sustain the cost savings through subsequent quarters. Attainment of the performance goals will be calculated by the Chief Financial Officer with the assistance of the human resources staff and submitted to the Compensation and Development Committee for review and approval. The performance period for the Incentive Program runs from October 1, 2009 to June 30, 2010 and will be calculated for payout during the calendar third quarter of 2010. Actual payouts under the Overlay Program will range from 75% to 125% of the target incentive amounts based on the weighted average of achievement of both performance goals. The target incentive amounts account for 50% or less than the existing annual incentive compensation targets under the Cash Incentive Plan, which the Compensation and Development Committee in its business judgment determined would be an amount sufficient to provide a meaningful incentive for participants to achieve the aforementioned savings.

For 2010, under the Overlay Program target incentive amounts for the named executive officers are as follows: Mr. Grout - $218,460; Mr. Bronson - $105,580; Mr. Ambrose - $37,500; Mr. Lepiane - $20,000; and Mr. Major -$80,000. An amount of $620,000 will be targeted for participants other than named executive offices for an aggregate target payout of approximately $1.0 million to all participants. Because the performance goals under the Overlay Program were not previously approved by the shareholders, the awards under the Overlay Program are not intended to qualify as “performance-based compensation” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended.

Equity Incentive Awards.

2007 Stock Plan. For 2009, the annual equity grants made to each executive under the 2007 Stock Plan consisted solely of non-qualified stock options. The decision to grant exclusively stock options was due to the Company’s stock price and the ongoing effort to reduce overall burn rate under the 2007 Stock Plan. The Compensation and Development Committee’s objective is to provide equity grants to executives that are aligned to allocation distributions that would typically be found in companies of similar size. The Committee reviews the retentive value of past grants for each executive to ensure that the value of prior, unvested equity grants remains consistent with benchmarks and remains of sufficient value to assure retention and strong performance incentive for the executive in future years. If the Compensation and Development Committee determines that prior, unvested equity grants no longer provide a sufficient retentive incentive, it may use its business judgment without reference to a set formula or benchmark to increase future equity grants. Grants of equity awards are made at predetermined times and are not intentionally scheduled to coincide with the disclosure of favorable or unfavorable information. Each year we review to determine whether refresher grants are necessary to continue to motivate management and employees while providing long term incentives.

The Compensation and Development Committee reviewed and approved annual (“refresher”) grants to existing named executive officers (refer to the 2009 Grants of Plan Based Awards table below for actual share amounts). The total refresher stock budget for executives for 2009 was determined to be 380,000 shares based on availability within the option pool, general benchmarking and historical allocations. A typical allocation distribution based on position from the Radford benchmark data would be: Chief Executive Officer (Scott C. Grout) - 37%; Chief Financial Officer (Brian Bronson) - 13%; Vice President & General Manager of Communications Networks (Anthony Ambrose) - 11%; Vice President, Worldwide Sales (Christian Lepiane) - 8%; Vice President, Global Operations (John T. Major) - 8%. Adjustments were made to Messrs. Bronson’s, Lepiane’s and Ambrose’s allocations due to the low retentive value of the previous shares and their strong individual performance. Since Mr. Major received a recent new hire grants, his shares were adjusted to a grant amount lower than his allocation percentage.

Long Term Incentive Plan. On September 30, 2009, the Compensation and Development Committee made the first tranche of grants to participants under the LTIP, with a grant date of October 1, 2009. For the first tranche, the Compensation and Development Committee adopted a target performance goal of non-GAAP earnings per share of $0.75. Non-GAAP earnings per share is measured as the cumulative sum over four consecutive quarters during the first performance period of October 1, 2009 to December 31, 2012 with the first possibility of goal achievement of September 30, 2010 and subsequent goal achievement dates for each calendar quarter thereafter. Non-GAAP earnings per share for the LTIP for the first performance period is calculated as follows: Earnings (as calculated in accordance with GAAP) plus stock-based compensation expense, plus amortization of intangible assets, plus or minus restructuring charges or reversals, plus or minus such other items determined as non-recurring or adjusted from non-GAAP earnings as reported and as approved by the Compensation and Development Committee, plus other adjustments resulting from purchase accounting as determined by the Compensation and Development Committee, plus a fixed 20% effective tax rate notwithstanding the tax rate otherwise applicable in accordance with GAAP. The number of shares equals the weighted average shares outstanding during such quarter (calculated as required by GAAP with or without shares issuable upon conversion of any outstanding convertible notes and interest thereon so as to result in the most dilutive impact but disregarding shares earned and issued or issuable under the LTIP during such quarter) plus the total number of shares earned and issued or issuable with respect to all awards under the LTIP during such quarter.

When selecting the performance goal, the Compensation and Development Committee chose non-GAAP earnings per share because it felt, in its business judgment, that this metric would best reflect longer-term shareholder value creation but decided to fix the tax rate used in this calculation at 20% for the purpose of calculating non-GAAP earnings per share because in general, LTIP participants have little influence on the tax rate up or down and the Compensation and Development Committee felt would be inconsistent with the performance based objectives of the LTIP. Because this performance goal was not previously approved by the shareholders, the awards under the LTIP for the first performance period are not intended to qualify as “performance-based compensation” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended.

The performance goals for non-GAAP earnings per share range from $0.65 to $0.85 in increments with payouts ranging from 75% to 125% of the target payout amounts. The target payout amounts for the first performance period for the named executive officers were: Mr. Grout – 161,000 shares; Mr. Bronson – 75,000 shares; Mr. Ambrose – 50,000 shares; Mr. Lepiane – 50,000 shares; Mr. Major – 50,000 shares. The number of shares awarded to each executive was intended to reflect a distribution among the executives roughly correlated to the distribution of similar performance-based equity awards to comparable positions in the Radford benchmark data.

Finally, our executive officers are expected to acquire and hold a minimum number of shares equal to one year of their annual base salary. The minimum amount is expected to be reached within three to five years from joining us or being promoted to an executive role. Of our five current named executive officers, four have already reached this ownership goal, including our Chief Executive Officer who is over four times the stock ownership goal.

Executive and Employee Benefits.

RadiSys provides employee benefit programs to the named executive officers that are the same as those benefits provided to other employees in the same country. Our U.S. based employee benefit programs include medical/dental/vision plans, ESPP, 401(k) plan, tuition reimbursement, life insurance, short term disability and long term disability. Employee benefit programs are targeted to be approximately at the 50th to 60th percentile of Radford market data of employee benefit programs for similar high tech companies. Our employee benefit programs are benchmarked at least annually to ensure that program design reflects current market practices and is cost effective.

Our named executive officers, certain other senior employees and members of our Board of Directors are also eligible to participate in the RadiSys Corporation Deferred Compensation Plan. For further description of our Deferred Compensation Plan, please refer to the narrative following the 2009 Nonqualified Deferred Compensation Table. The gains or losses of participants in the Deferred Compensation Plan based on their investment choices are not a factor in determining an executive’s base salary, incentive cash incentive payments, equity awards or any other forms of reward or compensation.

We do not provide our executives with any special perquisites such as club memberships, pension plans, automobile allowances or dwellings for personal use. Relocation packages to newly hired executives and other newly hired employees are defined within our hiring policy and are based on standard market practices for executive level relocation.

Severance and Change of Control Arrangements.

Our named executive officers are parties to various severance arrangements, change of control agreements, or both, entered into pursuant to guidelines adopted by our Compensation and Development Committee. The Compensation and Development Committee believes that these agreements may be necessary or advisable to keep executive officers focused on the best interests of shareholders at times that may otherwise cause a lack of focus due to personal economic exposure and extreme turmoil for RadiSys. Further, the Compensation and Development Committee believes that they are necessary or advisable for retentive purposes to provide a measure of support to our named executive officers who may receive offers of employment from competitors that would provide severance or change of control benefits. Consistent with the practice of a substantial number of companies in our peer group, the change of control agreements provide for a “double trigger” payout only in the event there is a change in control and the executive officer is either terminated from his or her position (other than for cause, death or disability) or resigns for “good reason,” which generally means that he or she is moved into a position that represents a substantial change in responsibilities or is required to relocate a substantial distance within a limited period of time after the transaction (i.e. these agreements do not become operative unless both events occur). See “Executive Compensation—Potential Post-Employment Payments” for a description of the severance and change of control agreements with our named executive officers.

Section V: Deductibility of Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), limits to $1,000,000 per person the amount that we may deduct for compensation paid to our Chief Executive Officer and four highest compensated officers who are named executive officers (other than the Chief Executive Officer) in any year. The levels of salary and annual cash incentive payments we generally pay to our executive officers do not exceed this limit. In addition, Section 162(m) specifically exempts certain performance-based compensation from the deduction limit. The stock options granted to executive officers under the 2007 Stock Plan are considered performance based for purposes of Section 162(m) and are therefore not subject to the $1,000,000 limitation. The intent of our Compensation and Development Committee is to design compensation that will be deductible without limitation where doing so will further the purposes of our executive compensation program. The Compensation and Development Committee will, however, take into consideration various other factors described in this CD&A, together with Section 162(m) considerations, in making executive compensation decisions and could, in certain circumstances, such as the initial tranche of awards under the LTIP, the MSBU Plan and the Overlay Program described above, approve and authorize compensation that is not fully tax-deductible.

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning compensation paid or accrued for services to us in all capacities for the last fiscal year for:

•	the individuals who served as our Chief Executive Officer and Chief Financial Officer during fiscal year 2009; and

•

our most highly compensated executive officers other than the Chief Executive Officer and Chief Financial Officer whose total compensation exceeded $100,000 and who were serving as executive officers at the end of fiscal year 2009.

The above individuals are referred to herein as the “named executive officers.”

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1)(2) ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3) ($)	All Other Compensation (4) ($)	Total ($)
Scott Grout	2009	478,570	—	987,735	547,430	375,917	—	8,610	2,398,262
	2008	476,242	—	252,548	379,090	641,066	—	8,160	1,757,106
	2007	452,413	—	623,760	799,130	176,600	—	8,010	2,059,913
President & Chief Executive Officer
Brian Bronson	2009	294,162	—	460,125	276,637	193,660	—	8,610	1,233,194
	2008	293,352	20,000	146,537	178,172	320,501	—	8,150	966,712
	2007	273,844	39,500	348,900	164,459	73,400	—	7,710	907,813
Chief Financial Officer
Anthony Ambrose	2009	266,019	—	306,750	214,297	153,258	—	8,591	948,915
	2008	267,039	20,000	97,105	46,628	266,908	—	8,022	705,702
Vice President & General Manager, CNBU
Christian Lepiane	2009	256,615	—	306,750	194,815	172,291	—	8,582	939,053
	2008	255,367	20,000	102,887	125,100	286,297	—	8,024	797,675
	2007	238,696	25,000	96,276	123,344	77,600	—	7,691	568,607
VP Worldwide Sales
John Major	2009	261,000	—	306,750	—	134,392	—	8,418	710,560
	2008	33,000	—	—	124,857	36,777	—	674	195,308
VP Global Operations

(1)	The amounts included in the Stock Awards and Option Awards columns include the aggregate grant date fair value of stock and option awards granted in the fiscal year computed in accordance with FASB ASC Topic 718. We continue to use the Black-Scholes model to measure the grant date fair value of stock options. For a discussion of the valuation assumptions used to value the options, see Note 17 to our Consolidated Financial Statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2009. We compute the grant date fair value of restricted stock as the closing price of our shares as quoted on the Nasdaq Global Select Market (“Nasdaq”) on the date of grant or the first date of the underlying service period, whichever occurs first.

(2)	The amounts included in the Stock Awards column for 2009 are performance awards under the LTIP valued at the probable outcome of the performance conditions as of the grant date. The table below details the maximum potential value of the awards in 2009.

Name	Value of grant at maximum payout
Scott Grout	$1,646,225
Brian Bronson	$766,875
Anthony Ambrose	$511,250
Christian Lepiane	$511,250
John Major	$511,250

(3)	The Summary Compensation Table only requires disclosure of above-market or preferential returns on nonqualified deferred compensation. The 2009 Nonqualified Deferred Compensation Table below discloses all earnings under our Non-Qualified Deferred Compensation Plan during 2009. Participants in our Non-Qualified Deferred Compensation Plan make voluntary contributions to their accounts and in some cases we make matching contributions to the extent that a participant loses the Company match in our 401(k) plan due to the effect of participation in the Non-Qualified Deferred Compensation Plan. Participants elect to benchmark earnings on their accounts to the performance of third-party investment funds available to them under the Non-Qualified Deferred Compensation Plan. Participants select from among the funds available to them. Earnings are calculated and applied to participant accounts daily and may be positive or negative, based on individual fund performance. Although the funds offered to participants under our Non-Qualified Deferred Compensation Plan differ from those under our 401(k) plan, the number of funds and investment objectives of each fund are similar to those under the 401(k) plan. In accordance with SEC rules and publicly available interpretations of these rules by the SEC Staff, earnings on deferred compensation invested in third-party investment vehicles, such as mutual funds, need not be reported as compensation on the Summary Compensation Table.

(4)	The table below details the amounts included in the All Other Compensation column for 2009:

	401(k) Contributions	Term Life Insurance Payments	Contributions to our Non-Qualified Deferred Compensation Plan
Scott C. Grout	$7,350	$1,260	$—
Brian Bronson	7,350	1,260	$—
Anthony Ambrose	7,350	1,241	$—
Christian Lepiane	7,350	1,232	$—
John Major	7,350	1,068	$—

2009 GRANTS OF PLAN BASED AWARDS

Name	Grant Date (1)	Approval Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			Full Grant Date Fair Value ($) (2)	Exercise or Base Price of Option Awards ($/sh)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Scott Grout	2/9/2009	1/27/2009				—	140,500	—	547,430	7.82
	10/1/2009	9/22/2009				120,750	161,000	201,250	987,735	N/A
	Cash Incentive Plan (3)		—	436,920	873,840
	Overlay Program		163,845	218.460	273,075
Brian Bronson	2/9/2009	1/27/2009				—	71,000	—	276,637	7.82
	10/1/2009	9/22/2009				56,250	75,000	93,750	460,125	N/A
	Cash Incentive Plan (3)		—	211,160	422,320
	Overlay Program		79,185	105,580	131,975
Anthony Ambrose	2/9/2009	1/27/2009				—	55,000	—	214,297	7.82
	10/1/2009	9/22/2009				37,500	50,000	62,500	306,750	N/A
	Cash Incentive Plan (3)		—	150,000	300,000
	Overlay Program		28,125	37,500	46,875
	MSBU Plan		19,008	(4)	56,056
Christian Lepiane	2/9/2009	1/27/2009				—	50,000	—	194,815	7.82
	10/1/2009	9/22/2009				37,500	50,000	62,500	306,750	N/A
	Cash Incentive Plan (3)		—	162,330	324,660
	Overlay Program		15,000	20,000	25,000
	MSBU Plan		23,200	(4)	67,200
John Major	10/1/2009	9/22/2009				37,500	50,000	62,500	306,750	N/A
	Cash Incentive Plan (3)		—	160,000	320,000
	Overlay Program		60,000	80,000	100,000

(1)	Grant Date applies only to grants of equity awards.

(2)	The amounts included in the Stock Awards column for 2009 are performance awards under the LTIP valued at the probable outcome of the performance conditions as of the grant date. The table below details the maximum potential value of the awards in 2009.

Name	Value of grant at maximum payout
Scott Grout	$1,646,225
Brian Bronson	$766,875
Anthony Ambrose	$511,250
Christian Lepiane	$511,250
John Major	$511,250

(3)	Represents the possible payout range during the 2009 fiscal year for the Cash Incentive Plan. Minimum levels of non-GAAP operating income and achievement of individual annual and strategic objectives must be met before there is any payout into the pool under the plan, which means that the minimum payout of any named executive officer’s individual cash incentive payment cannot be determined.

(4)	There is no target payout under the MSBU Plan. Payouts are made at the Maximum amount if maximum revenue targets defined in the Plan are achieved or exceeded. Payouts are pro-rated between the Threshold and Maximum amounts when revenue results are between the minimum and maximum targeted amounts as defined in the Plan.

Narrative Description to Summary Compensation Table & 2009 Grants of Plan-Based Awards Table

Equity Incentive Plans: Stock option awards are made under the 2007 Stock Plan. Grants of stock options become exercisable for one-third of the total option shares on the first anniversary of the date of grant and become exercisable in monthly increments equal to 1/36th of the total option shares, cumulatively, each month thereafter, becoming fully exercisable on the 3rd anniversary of the date of grant. The term of each option grant is seven years. The grants of the restricted stock units are made under the LTIP. No consideration is payable by the named executive for grants of restricted stock units/awards. The vesting of the shares will be determined upon us reaching a target performance goal of non-GAAP earnings per share of $0.75. It is measured as the cumulative sum over four consecutive quarters during the first performance period of October 1, 2009 to December 31, 2012 with a first goal achievement date of September 30, 2010 and subsequent goal achievement dates for each calendar quarter thereafter. The performance goals for non-GAAP earnings per share range from $0.65 to $0.85 in increments with payouts ranging from 75% to 125% of the target payout amounts.

The grant dates for equity awards during 2009 were established by our Compensation and Development Committee during meetings prior to each grant date.

Dividend and dividend equivalents are not payable on shares subject to performance awards in the LTIP until the shares are earned and issued.

Non-Equity Incentive Plans: We maintain the Cash Incentive Plan in which executive officers are eligible for potential incentive payments dependent upon the level of achievement of non-GAAP operating income and other stated corporate goals and department/individual performance goals.

The actual incentive payouts are calculated and paid semi-annually. Cash incentive awards earned between January 1 and June 30 are generally paid in early August; cash incentive awards earned between July 1 and December 31 are generally paid in the following February.

In September 2007, our Compensation and Development Committee approved the MSBU Plan. The MSBU Plan is a cash-based motivation and reward program for selected members of our sales and marketing departments who can most directly impact revenues of our media server business. Messrs. Ambrose and Lepiane, two of our named executive officers, participate in the MSBU Plan. Payouts under the MSBU Plan are determined based on the achievement of pre-determined revenue objectives of our media server business. This plan has been discontinued for 2010, since the desired results have been achieved.

For a more complete description of the salary, equity incentive plans and non-equity incentive plans for each named executive officer, see “Compensation Discussion and Analysis.”

2009 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards(1)						Stock Awards(1)
Name	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($/share)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	Exercisable		Unexercisable
Scott Grout	—		140,500	—	7.82	2/9/2016	—	—	120,750	1,153,163
	58,331		41,669	—	9.44	3/17/2015	15,334	146,440	—	—
	114,999		23,001	—	13.56	6/5/2014	17,836	170,334	—	—
	52,000		—	—	20.75	5/2/2013	—	—	—	—
	50,000		—	—	14.23	5/2/2012	—	—	—	—
	50,000		—	—	15.13	2/9/2012	—	—	—	—
	100,000		—	—	19.12	3/15/2011	—	—	—	—
Brian Bronson	—		71,000	—	7.82	2/9/2016	—	—	56,250	537,188
	27,416		19,584	—	9.44	3/17/2015	3,790	36,195	—
	23,667		4,733	—	13.56	6/5/2014	3,167	30,245	—	—
	36,000		—	—	18.34	11/6/2013	10,349	98,833	—	—
	16,400		—	—	20.75	5/2/2013	—	—	—	—
	13,333		—	—	14.23	5/2/2012	—	—	—	—
	7,500		—	—	22.31	4/20/2011	—	—	—	—
	10,000		—	—	19.12	3/15/2011	—	—	—	—
	9,603	(2)	—	—	21.28	3/1/2011	—	—	—	—
Anthony Ambrose	—		55,000		7.82	2/9/2016	—	—	37,500	358,125
	7,175		5,125	—	9.44	3/17/2015	4,000	38,200
	8,000		4,000	—	14.69	12/12/2014	2,595	24,782	—	—
	35,417		2,083	—	16.48	2/26/2014	2,708	25,861	—	—
Christian Lepiane	—		50,000	—	7.82	2/9/2016	—	—	37,500	358,125
	19,249		13,751	—	9.44	3/17/2009	2,367	22,605	—	—
	17,750		3,550	—	13.56	6/5/2014	7,266	69,390	—	—
	25,300		—	—	20.75	5/2/2013	—	—	—	—
	43,200		—	—	14.23	5/2/2012	—	—	—	—
	75,000		—	—	17.58	9/15/2010	—	—	—	—
John Major	16,249		28,751	—	6.26	11/17/2015	—	—	37,500	358,125

(1)	Unless otherwise noted, grants of option awards become exercisable for one-third of the total option shares on the first anniversary of the date of grant and become exercisable in monthly increments equal to 1/36th of the total option shares, each month thereafter, becoming fully exercisable on the 3rd anniversary of the date of grant. Grants of restricted stock unit awards become vested for one-third of the award shares on each anniversary of the date of grant. The vesting of the grants of equity incentive plan awards will be determined upon us reaching a specified performance goal of non-GAAP earnings. It is measured as the cumulative sum over four consecutive quarters during the first performance period of October 1, 2009 to September 30, 2012 with a first goal achievement date of September 30, 2010 and subsequent goal achievement dates for each calendar quarter thereafter. The performance goals for non-GAAP earnings per share range from $0.65 to $0.85 in increments with payouts ranging from 75% to 125% of the target payout amounts.
(2)	Option award vested on November 12, 2004.

2009 OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Scott Grout	—	—	30,084	242,801
Brian Bronson	—	—	13,930	98,102
Anthony Ambrose	—	—	6,759	41,693
Christian Lepiane	—	—	8,800	68,440
John Major	—	—	—	—

2009 NONQUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in Last Fiscal Year ($) (1)	Registrant Contributions in Last Fiscal Year (2) ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
Scott Grout	—	—	63,340	—	302,134
Brian Bronson	—	—	—	—	—
Anthony Ambrose	—	—	371	—	44,328
Christian Lepiane	42,299	—	60,985	—	325,258
John Major	—	—	—	—	—

(1)	The amounts reported in this column are included in the Salary and Non-Equity Incentive Plan Compensation columns in the Summary Compensation Table above.
(2)	The amounts reported in this column are included in the All Other Compensation column in the Summary Compensation Table above.

Narrative Description to 2009 Nonqualified Deferred Compensation Table

Executives and other select employees can participate in a deferred compensation program. Executive contributions to this program may be made from salary, sales commission payments and/or cash incentive awards, excluding the MSBU Plan. A maximum of 75% of salary and 75% of sales commission payments and/or cash incentive awards may be deferred. Base salary, cash incentive awards and commission elections apply to compensation earned during the plan year. Employee contributions are credited to the account balance on the date they would otherwise have been paid to the participant. We only make Company contributions to the Non-Qualified Deferred Compensation Plan in situations where such contributions are needed to restore any match lost in the 401(k) plan due to the effect of participation in the Non-Qualified Deferred Compensation Plan. Any such matching contributions are credited as soon as practicable following the end of the plan year.

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

Aggregate Distributions are any distributions made to a participant measured from participation commencement in the Non-Qualified Deferred Compensation Plan to the end of the proxy reporting period. Distributions are paid in the form elected by the participant in the Participation Agreement entered into prior to the beginning of each plan year. The participant may elect to receive payment during employment or upon separation from service. Available forms of payment made during employment are lump sum or annual installments over a maximum of five years. Available forms of payment made following a separation from service are lump sum or annual installments over a maximum of 15 years.

Potential Post-Employment Payments

Our Compensation and Development Committee has adopted guidelines on severance and change of control agreements to help ensure that written severance or change of control agreements are offered to our executive officers only if special business needs indicate that such agreements are necessary or advisable.

We have a Change of Control Agreement with our Chief Executive Officer, Scott C. Grout. Mr. Grout’s Change of Control Agreement provides that if we terminate his employment with us (other than for cause, death or disability) or if he terminates his employment with us for good reason within 12 months following a change of control or within three months preceding a change of control, Mr. Grout is entitled to receive severance pay in a cash amount equal to 12 months of Mr. Grout’s annual base pay at the highest annual rate in effect at any time within the 12-month period preceding the date of termination. Upon such a termination, Mr. Grout would receive 25% of the severance pay on the date that is six months and one day following termination and the remaining 75% would be paid in six periodic payments on regular paydays, provided that the first remaining payment will be an amount equal to one-half of the aggregate amount of the remaining payments so long as during the period of remaining payments Mr. Grout does not serve as or become a director, officer, partner, limited partner, employee, agent, representative, material stockholder, creditor, or consultant of or to, or serve in any other capacity with any business worldwide that shall in any manner (i) engage or prepare to engage in any business which competes directly with us or (ii) solicit, hire, or otherwise assist in any effort that attempts to employ or otherwise utilize the services of any of our employees. Upon such termination, and in addition to severance pay, Mr. Grout is also entitled to receive COBRA benefits for 12 months. Upon such termination, all stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other similar awards granted to Mr. Grout shall be immediately exercisable in full in accordance with the applicable provisions of the relevant award agreement and the plan; and any risk of forfeiture included in any restricted stock or other similar award shall immediately lapse. Stock options (other than those considered Incentive Stock Options) and stock appreciation rights shall also be amended to permit Mr. Grout to exercise such stock options and stock appreciation rights for a period of time equal to the earlier of (i) the period of 180 days after the date of Mr. Grout’s termination; or (ii) the date that each stock option and stock appreciation right would otherwise expire by its original terms had Mr. Grout not terminated. Had the Change of Control Agreement been in effect and a triggering event occurred on December 31, 2009, such that Mr. Grout would become entitled to benefits under his Change of Control Agreement, Mr. Grout would have been entitled to receive the payments described below.

We also have an Employment Agreement including Severance Agreement with Mr. Grout. If Mr. Grout’s employment with us is terminated other than for cause and contingent on Mr. Grout signing a release agreement, Mr. Grout is entitled to receive severance pay in a lump sum cash amount equal to 12 months of Mr. Grout’s annual base pay at the rate in effect immediately before the date of termination. Had Mr. Grout’s employment been terminated by us without cause, and if he had signed a release agreement, on December 31, 2009, Mr. Grout would have become entitled to receive the payment described below.

Scott Grout	Termination Following a Change of Control		Termination Under Employment/Severance Agreement
Severance Payments	$476,376		$476,376
Equity Acceleration	$564,423	(1)	—
Health Insurance Benefits	$17,835		$17,835

(1)	Options to acquire 205,170 shares would have accelerated and vested with an intrinsic value of $247,649 as of December 31, 2009. Restricted stock with a market value of $316,774 would have accelerated and vested.

We have a Change of Control Agreement with our Chief Financial Officer, Brian Bronson. Mr. Bronson’s Change of Control Agreement provides that if we terminate his employment with us (other than for cause, death or disability), or if his employment terminates as a result of a requirement that he accept a position greater than 25 miles from his current work location or a position of less total compensation within 12 months following a change of control, Mr. Bronson is entitled to receive severance pay in a cash amount equal to 12 months of Mr. Bronson’s annual base pay at the highest annual rate in effect at any time within the 12-month period preceding the date of termination. Upon such termination, and in addition to severance pay, Mr. Bronson is also entitled to receive COBRA benefits for 12 months. Upon such termination, all stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other similar awards granted to Mr. Bronson shall be immediately exercisable in full in accordance with the applicable provisions of the relevant award agreement and the plan; and any risk of forfeiture included in any restricted stock or other similar award shall immediately lapse. Stock options (other than those considered Incentive Stock Options) and stock appreciation rights shall also be amended to permit Mr. Bronson to exercise such stock options and stock appreciation rights for a period of time equal to the earlier of (i) the period of 180 days after the date of Mr. Bronson’s termination; or (ii) the date that each stock option and stock appreciation right would otherwise expire by its original terms had Mr. Bronson not terminated. Had the Change of Control Agreement been in effect and a triggering event occurred on December 31, 2009, such that Mr. Bronson would become entitled to benefits under his Change of Control Agreement, Mr. Bronson would have been entitled to the payments detailed below.

We also have an Executive Severance Agreement with Mr. Bronson. If Mr. Bronson’s employment with us is terminated other than for cause, death or disability, Mr. Bronson will be entitled to (i) a payment of twelve months base pay, (ii) up to twelve months of continued coverage pursuant to COBRA under the Company’s group health plan, (iii) stock-based incentive compensation plan payout under our LTIP pursuant to the terms of and within the periods specified in the LTIP (when implemented), and (iv) partial cash-based incentive compensation plan payout, if any. Had Mr. Bronson’s employment been terminated by us without cause on December 31, 2009, Mr. Bronson would have become entitled to receive the payment described below.

Brian Bronson	Termination Following a Change of Control		Termination Under Executive Severance Agreement
Severance Payments	$293,035		$293,035
Equity Acceleration	$290,256	(1)	—
Health Insurance Benefits	$15,733		$15,733

(1)	Options to acquire 95,317 shares would have accelerated and vested with an intrinsic value of $124,984 as of December 31, 2009. Restricted stock with a market value of $165,272 would have accelerated and vested.

We have a Change of Control Agreement with our Vice President of Sales, Christian Lepiane. Mr. Lepiane’s Change of Control Agreement provides for severance pay in a cash amount equal to 9 months of his annual base pay at the highest annual rate in effect at any time within the 12-month period preceding the date of termination. Mr. Lepiane is entitled to receive the severance pay if we terminate his employment with us (other than for cause, death or disability), or if his employment terminates as a result of a requirement that he accept a position with a title of less than Vice President or greater than 25 miles from his current work location, within three months before, or within twelve months after, a change of control. Upon such termination, and in addition to severance pay, Mr. Lepiane is also entitled to receive COBRA benefits for 9 months. Had the Change of Control Agreement been in effect and a triggering event occurred on December 31, 2009, such that Mr. Lepiane would become entitled to benefits under his Change of Control Agreement, Mr. Lepiane would have been entitled to the payments detailed below.

We also have an Employment Agreement including Severance Agreement with Mr. Lepiane, to update a preexisting agreement to comply with changes in tax laws. If we terminate Mr. Lepiane’s employment with us other than for cause and contingent upon Mr. Lepiane signing a release agreement, Mr. Lepiane is entitled to receive severance pay in a lump sum cash amount equal to six months of Mr. Lepiane’s annual base pay at the rate in effect immediately before the date of termination. The payment would be made on the later of the date of termination or ten days after execution of the release agreement. Mr. Lepiane would also receive COBRA benefits for six months. Had Mr. Lepiane’s employment been terminated by us without cause, and if he had signed a release agreement, on December 31, 2009, Mr. Lepiane would have become entitled to receive the payment described below.

Christian Lepiane	Termination Following a Change of Control	Termination Under Employment/Severance Agreement
Severance Payments	$191,724	$127,816
Health Insurance Benefits	$7,134	$4,756

We have an Executive Severance Agreement with our Vice President and General Manager, Anthony Ambrose. If we terminate Mr. Ambrose’s employment with us other than for cause and contingent upon Mr. Ambrose signing a release agreement, Mr. Ambrose is entitled to receive severance pay in a lump sum cash amount equal to six months of Mr. Ambrose’s annual base pay at the rate in effect immediately before the date of termination. However, the payment may not exceed two times the lesser of (i) the sum of Mr. Ambrose’s annualized compensation based upon the annual rate of pay for services provided to us as an employee for the calendar year preceding the calendar year of the termination of Mr. Ambrose’s employment, or (ii) the maximum amount that may be taken into account under a qualified plan pursuant to the Code. The payment would be made within 30 days following execution of the release agreement and in any event, no later than the end of the second calendar year following the calendar year of termination. Mr. Ambrose would also receive COBRA benefits for six months. Had Mr. Ambrose’s employment been terminated by us without cause, and if he had signed a release agreement, on December 31, 2009, Mr. Ambrose would have become entitled to receive the payment described below.

Anthony Ambrose	Termination Under Severance Agreement
Severance Payments	$132,500
Health Insurance Benefits	$8,917

We have an Executive Severance Agreement with our Vice President of Global Operations, John Major. If we terminate Mr. Major’s employment with us other than for cause and contingent upon Mr. Major signing a release agreement, Mr. Major is entitled to receive severance pay in a lump sum cash amount equal to six months of Mr. Major’s annual base pay at the rate in effect immediately before the date of termination. However, the payment may not exceed two times the lesser of (i) the sum of Mr. Major’s annualized compensation based upon the annual rate of pay for services provided to us as an employee for the calendar year preceding the calendar year of the termination of Mr. Major’s employment, or (ii) the maximum amount that may be taken into account under a qualified plan pursuant to the Code. The payment would be made within 30 days following execution of the release agreement and in any event, no later than the end of the second calendar year following the calendar year of termination. Mr. Major would also receive COBRA benefits for six months. Had Mr. Major’s employment been terminated by us without cause, and if he had signed a release agreement, on December 31, 2009, Mr. Major would have become entitled to receive the payment described below.

We also have a Change of Control Agreement with John Major. Mr. Major’s Change of Control Agreement provides for severance pay in a cash amount equal to 9 months of his annual base pay at the highest annual rate in effect at any time within the 12-month period preceding the date of termination. Mr. Major is entitled to receive the severance pay if we terminate his employment with us (other than for cause, death or disability), or if his employment terminates as a result of a requirement that he accept a position of less total compensation or greater than 25 miles from his current work location, within three months before, or within twelve months after, a change of control. Upon such termination, and in addition to severance pay, Mr. Major is also entitled to receive COBRA benefits for 9 months. Had the Change of Control Agreement been in effect and a triggering event occurred on December 31, 2009, such that Mr. Major would become entitled to benefits under his Change of Control Agreement, Mr. Major would have been entitled to the payments detailed below.

John Major	Termination Following a Change of Control	Termination Under Employment/Severance Agreement
Severance Payments	$195,000	$130,000
Health Insurance Benefits	$13,376	$8,917

2009 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(2)	All Other Compensation ($)	Total ($)
Ken Bradley	32,000	—	69,090	—	—	—	101,090
Richard J. Faubert	35,000	—	69,090	—	—	—	104,090
C. Scott Gibson	67,000	—	82,908	—	—	—	149,908
William W. Lattin	38,000	—	69,090	—	—	—	107,090
Kevin C. Melia	38,000	—	69,090	—	—	—	107,090
Carl W. Neun	40,500	—	69,090	—	—	—	109,590
Lorene K. Steffes	36,000	—	69,090	—	—	—	105,090

(1)	The amounts included in the Stock Awards and Option Awards columns include the aggregate grant date fair value of stock and option awards granted in the fiscal year computed in accordance with FASB ASC Topic 718. We continue to use the Black-Scholes model to measure the grant date fair value of stock options shares. For a discussion of the valuation assumptions used to value the options, see Note 17 to our Consolidated Financial Statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2009. A supplemental table following these footnotes sets forth: (i) the aggregate number of stock awards and option awards outstanding at 2009 fiscal year end; (ii) the aggregate number of stock awards and options awards granted during fiscal 2009; and (iii) the grant date fair value of equity awards granted by us during fiscal 2009 to each of our directors who was not an executive officer.
(2)	The 2009 Director Compensation Table only requires disclosure of above-market or preferential returns on nonqualified deferred compensation. Participants in our Non-Qualified Deferred Compensation Plan make voluntary contributions to their accounts and in some cases we make matching contributions to the extent that a participant loses the Company match in our 401(k) plan due to the effect of participation in the Non-Qualified Deferred Compensation Plan. Participants elect to benchmark earnings on their accounts to the performance of third-party investment funds available to them under the Non-Qualified Deferred Compensation Plan. Participants select from among the funds available to them. Earnings are calculated and applied to participant accounts daily and may be positive or negative, based on individual fund performance. Although the funds offered to participants under our Non-Qualified Deferred Compensation Plan differ from those under our 401(k) plan, the number of funds and investment objectives of each fund are similar to those under the 401(k) plan. In accordance with SEC rules and publicly available interpretations of these rules by the SEC Staff, earnings on deferred compensation invested in third-party investment vehicles, such as mutual funds, need not be reported as compensation on the Director Compensation Table.

Additional Information With Respect to Director Equity Awards

Name	Option Awards Outstanding at 2009 Fiscal Year End (#) (1)	Stock Awards Outstanding at 2009 Fiscal Year End (#) (1)	Option Awards Granted during Fiscal 2009 (#) (2)	Stock Awards Granted during Fiscal 2009 (#)	Grant Date Fair Value of Option Awards Granted in Fiscal 2009 ($) (3)
Ken Bradley	74,000	—	15,000	—	69,090
Richard J. Faubert	76,000	—	15,000	—	69,090
C. Scott Gibson	78,000	—	18,000	—	82,908
William W. Lattin	79,000	—	15,000	—	69,090
Kevin C. Melia	74,000	—	15,000	—	69,090
Carl W. Neun	69,000	—	15,000	—	69,090
Lorene K. Steffes	64,000	—	15,000	—	69,090

(1)	Includes both vested and unvested options to purchase our common stock.

(2)	Stock grants to our Board of Directors are made pursuant to the terms of the 2007 Stock Plan. The exercise price of options granted to non-employee directors during 2009 was the fair market value of our common stock on the date of grant and the term of each option is seven years. For stock option grants made in 2009, the exercise price was $8.66. Grants of stock options become exercisable for one-third of the total option shares on the first anniversary of the date of grant and become exercisable in monthly increments equal to 1/36th of the total option shares, cumulatively, each month thereafter, becoming fully exercisable on the 3rd annual anniversary of the date of grant.
(3)	Amounts in this column represent the fair value of stock options, calculated in accordance with FAS123(R). For option awards, that number is calculated by multiplying the Black-Scholes value by the number of options awarded.

Narrative Description to 2009 Director Compensation Table

During 2009, each director who was not employed by us was compensated as follows:

Director annual retainer	$28,000
Chairman of the Board annual retainer	$57,000
Audit Committee Chairman	$12,500
Compensation and Development Committee Chairman	$10,000
Nominating and Governance Committee Chairman	$7,000
Committee membership (other than Audit Committee)	$4,000
Audit Committee membership	$6,000

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

Compensation Committee Interlocks and Insider Participation

None.

COMPENSATION AND DEVELOPMENT COMMITTEE REPORT1

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the RadiSys Corporation annual report on Form 10-K for the year ended December 31, 2009, as amended.

Ken J. Bradley
C. Scott Gibson
Dr. William W. Lattin, Chairman
Lorene K. Steffes

[1]

This Compensation and Development Committee Report is not “soliciting material,” are not deemed “filed” with the SEC and are not to be incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, regardless of date or any general incorporation language in such filing.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Security Ownership Information

The following table sets forth information regarding the beneficial ownership of our common stock as of April 12, 2010 (or such other date as otherwise indicated in the footnotes below) by (i) each person known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors and nominees for directors, (iii) each “named executive officer” named in the Summary Compensation Table and (iv) all of our directors and executive officers as a group. Unless otherwise noted in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all outstanding shares of common stock shown as beneficially owned by them.

Name	Shares Beneficially Owned	Percentage of Common Stock (1)
Anthony Ambrose (2)	110,336	*
Ken J. Bradley (2)	65,000	*
Brian Bronson (2)	224,715	*
Richard J. Faubert (2)	72,000	*
C. Scott Gibson (2)(3)	90,908	*
Scott C. Grout (2)	662,663	2.70%
Dr. William W. Lattin (2)	107,456	*
Christian A. Lepiane (2)	241,151	*
John T. Major (2)	26,208	*
Kevin C. Melia (2)	65,000	*
Carl W. Neun (2)	60,000	*
Lorene K. Steffes (2)	55,000	*
Artisan Partners Limited Partnership (4) 875 East Wisconsin Avenue, Suite 800 Milwaukee, WI 53202	2,460,500	10.24%
Blackrock Inc. (4) 40 East 52nd Street New York, NY 10022	1,962,908	8.17%
Credit Suisse (4) Uetlibergstrasses 231 P.O. Box 900 CH 8070 Zurich, Switzerland	1,485,499	6.18%
The D3 Family Fund, L.P. (5) Nierenberg Investment Management Company 19605 NE 8th Street Camas, WA 98607	4,527,463	18.84%
Dimensional Fund Advisors LP (4) Palisades West, Building One 6300 Bee Cave Road Austin, TX 78746	1,460,747	6.08%
Ronald J. Juvonen (4) Downtown Associates, L.L.C. 674 Unionville Road, Suite 105 Kennett Square, PA 19348	1,480,316	6.16%
All directors and executive officers as a group (12 persons) (6)	1,780,437	6.98%

*	Less than 1%
(1)	Percentage ownership is calculated based on 24,034,009 shares of our common stock outstanding on April 12, 2010.

(2)	Includes the number of shares of our common stock that could be purchased by exercise of options or vesting of restricted stock units at April 12, 2010, or within 60 days thereafter as set forth below.

Name	Options to Purchase Shares	Restricted Stock Units Vesting
Anthony Ambrose	80,493	—
Ken J. Bradley	60,000	—
Brian Bronson	186,734	3,167
Richard J. Faubert	62,000	—
C. Scott Gibson	61,000	—
Scott C. Grout	524,662	15,334
Dr. William W. Lattin	65,000	—
Christian A. Lepiane	210,854	2,367
John T. Major	22,499	—
Kevin C. Melia	60,000	—
Carl W. Neun	55,000	—
Lorene K. Steffes	50,000	—

(3)	Includes 2,808 shares held by Mr. Gibson’s spouse and 20,935 shares held in the Deferred Compensation Plan.
(4)	Based solely on information set forth in Schedule 13G dated December 31, 2009, filed with the SEC.
(5)	Based solely on information set forth in Form 4 dated December 29, 2008, filed with the SEC.
(6)	The total amount includes options to purchase 1,438,242 shares of our common stock and 20,868 shares of restricted stock units exercisable or vesting within 60 days after April 12, 2010.

Equity Compensation Plan Information

Information with respect to shares of common stock of the Company that may be issued under the Company’s equity compensation plans as of December 31, 2009, was included in Item 12 of the Original Filing.

Description of Equity Compensation Plans Not Adopted by Shareholders

2001 Nonqualified Stock Option Plan.

In February 2001, we established the 2001 Nonqualified Stock Option Plan, under which 2,250,000 shares of the our common stock were reserved as of December 31, 2006. The 2001 Nonqualified Stock Option Plan was adopted without shareholder approval prior to the amendment to the then-applicable Nasdaq rules requiring shareholder approval of equity compensation plans. Grants under the 2001 Nonqualified Stock Option Plan were eligible to be awarded to selected employees, who are not executive officers or directors of the Company. The purpose of the 2001 Nonqualified Stock Option Plan was to enable the Company to attract and retain the services of selected new employees of the Company or any parent or subsidiary of the Company. Unless otherwise stipulated in the plan document, the Board of Directors, at their discretion, determines the exercise prices (which may not be less than the fair market value of the Company’s common stock at the date of grant), vesting periods, and the expiration periods, which are a maximum of 10 years from the date of grant.

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

RadiSys Corporation Stock Plan For Convedia Employees.

On August 31, 2006, our Compensation and Development Committee adopted the RadiSys Corporation Stock Plan for Convedia Employees (“Convedia Stock Plan”) for awards to be made in connection with our acquisition of Convedia Corporation. The Convedia Stock Plan was adopted without shareholder approval in reliance upon the exception provided under the Nasdaq Listing Rule 5635(c)(4) relating to awards granted to new employees of the Company, including grants to transferred employees in connection with a merger or other acquisition. The Convedia Stock Plan became effective as of September 1, 2006. The Convedia Stock Plan permits the granting of stock options, restricted stock and restricted stock units. The maximum number of shares of common stock with respect to which awards may be granted is 365,000 shares (subject to adjustment in accordance with the Convedia Stock Plan). In order to comply with the former Nasdaq Listing Rule 5635, the awards may only be granted to employees transferred from Convedia Corporation in connection with our acquisition of Convedia Corporation and in connection with the future hiring of new employees of Convedia Corporation by us. Unless sooner terminated by our Board of Directors, the Convedia Stock Plan will terminate on the tenth anniversary of its effective date of September 1, 2006. The Convedia Stock Plan provides that the Committee will determine the option price at which common stock may be purchased, but the price will not be less than the fair market value of the common stock on the date the option is granted. The Committee will determine the term of each option, but no option will be exercisable more than 10 years after the date of grant. The Convedia Stock Plan provides for certain terms and conditions pursuant to which restricted stock and restricted stock units may be granted under the Convedia Stock Plan. Each grant of restricted stock and restricted stock units must be evidenced by an award agreement in a form approved by the Committee. The vesting of restricted stock or restricted stock units may be conditioned upon the completion of a specified period of employment, upon attainment of specified performance goals and/or upon such other criteria as the Committee determines.

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

Certain Relationships and Related Transactions

None.

Director Independence

Our Board of Directors has affirmatively determined that each of C. Scott Gibson, Ken J. Bradley, Richard J. Faubert, Dr. William W. Lattin, Kevin C. Melia, Carl W. Neun, and Lorene K. Steffes are “independent directors” as defined by the SEC rules and within the meaning of the Nasdaq Listing Rule 5605(a)(2) and, therefore, a majority of our Board of Directors is currently independent as so defined. Through February 16, 2010, Dr. Lattin was also a member of the Board of Directors of Merix Corporation which builds printed circuit boards for us, and Mr. Bradley is a member of the Board of Directors of SynQor Inc., which supplies power converters to us. We do not view Dr. Lattin’s former position with Merix Corporation or Mr. Bradley’s position with SynQor Inc., as applicable, as a conflict of interest or as a material relationship that would prevent either of them from being an independent director.

Item 14.	Principal Accounting Fees and Services

Principal Accountant Fees and Services

Fee Category	Fiscal 2008	Fiscal 2009
Audit Fees	$734,866	$794,881
Audit-Related Fees	$22,500	$42,000
Tax Fees	$63,631	$48,509
All Other Fees	—	—
Total Fees	$820,997	$885,390

Audit Fees. This category includes the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, Section 404 internal control audit and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of the audit or the review of interim financial statements.

Audit-Related Fees. This category consists of fees billed for assurance and related services that are related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees”. These services include statutory audits required by non-U.S. jurisdictions, employee benefit plan audits and accounting consultations concerning financial accounting and reporting standards. For 2008 and 2009, this category primarily consists of fees paid in connection with our employee benefit plan audit.

Tax Fees. This category consists of professional services rendered by KPMG for international tax compliance and other international tax related services. The services for the fees disclosed under this category primarily consist of international tax return preparation, technical consulting and other international tax related services. For 2008 and 2009, these fees included work on Canadian tax related matters including the Scientific Research & Experimental Design tax credits.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee pre-approved all of the services described above that were provided during 2008 and 2009 in accordance with the pre-approval requirements of the Sarbanes-Oxley Act of 2002. Accordingly, there were no services for which the de minimus exception, as defined in Section 202 of the Sarbanes-Oxley Act, was applicable. The Audit Committee has considered whether the provision of the services covered by these fees is compatible with maintaining the principal auditor’s independence. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent registered public accounting firm. Under the policy, all audit and non-audit services to be performed by the independent registered public accounting firm must be presented to the Audit Committee in writing prior to the commencement of such services. The proposal must include a description and purpose of the services, estimated fees and other terms of the engagement. The Audit Committee may delegate to the Chairman of the Audit Committee the authority to grant pre-approvals. Any pre-approvals made by the Chairman pursuant to this delegation shall be presented to the full Audit Committee at its next scheduled meeting following such pre-approvals.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) and (2)	No financial statements or schedules are filed with this report on Form 10-K/A.

(a) (3)	Exhibits

Exhibit No.	Description
2.1	Amended and Restated Asset Purchase Agreement, dated September 12, 2007, by and between the Company and Intel Corporation. Incorporated by reference from Exhibit 2.1 in the Company’s Amended Current Report of Form 8-K/A, filed on November 1, 2007, SEC File No. 000-26844.

2.2	Transition Services Agreement, dated September 12, 2007, by and between the Company and Intel Corporation (portions of the exhibit have been omitted pursuant to a request for confidential treatment to the Commission). Incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, filed on November 8, 2007, SEC File No. 000-26844.

2.3	Warranty Services Agreement, dated September 12, 2007, by and between the Company and Intel Corporation (portions of the exhibit have been omitted pursuant to a request for confidential treatment to the Commission). Incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, filed on November 8, 2007, SEC File No. 000-26844.

2.4	Arrangement Agreement among RadiSys Corporation, Convedia Corporation and RadiSys Canada Inc., effective as of July 26, 2006. Incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 28, 2006, SEC File No. 000-26844.

3.1	Second Restated Articles of Incorporation and amendments thereto. Incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC File No. 333-137060, as amended by the Articles of Amendment incorporated by reference from Exhibit 3.1 in the Company’s Current Report on Form 8-K filed on January 30, 2008.

3.2	Restated Bylaws. Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on From 10-Q, filed on May 8, 2007.

4.1	Indenture, dated February 12, 2008, by and between the Company and The Bank of New York Trust Company, N.A. Incorporated by reference from Exhibit 4.1 in the Company’s Current Report on Form 8-K, filed on February 12, 2008.

4.2	First Supplemental Indenture, dated February 12, 2008, by and between the Company and The Bank of New York Trust Company, N.A. Incorporated by reference from Exhibit 4.2 in the Company’s Current Report on Form 8-K, filed on February 12, 2008.

4.3	Form of Global Security for the 2.75% Convertible Senior Notes due 2013 (included in Exhibit 4.2).

4.4	Indenture dated as of November 19, 2003, between the Company and JPMorgan Chase Bank, as Trustee, with respect to the 1.375% Convertible Senior Notes due 2023. Incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-3, filed December 24, 2003, SEC Registration No. 333-111547.

4.5	Form of Note for the 1.375% Convertible Senior Notes due 2023. See Exhibit 4.4.

10.1	Amended and Restated Asset Purchase Agreement, dated September 12, 2007, by and between the Company and Intel Corporation. See Exhibit 2.1.

10.2	Transition Services Agreement, dated September 12, 2007, by and between the Company and Intel Corporation. See Exhibit 2.2

10.3	Warranty Services Agreement, dated September 12, 2007, by and between the Company and Intel Corporation. See Exhibit 2.3

10.4*	RadiSys Corporation 1995 Employee Stock Incentive Plan, as amended. Incorporated by reference from Exhibit (d)(1) to the Tender Offer Statement filed by the Company on Schedule TO-I, filed July 31, 2003, SEC File No. 005-49160.

10.5*	RadiSys Corporation Employee Stock Purchase Plan, as amended through August 18, 2009. Incorporated by reference from Appendix A to the Company’s Proxy Statement on Schedule 14A , filed on July 6, 2009, SEC File No. 000-26844 09929350.

10.6*	RadiSys Corporation 2001 Nonqualified Stock Option Plan, as amended. Incorporated by reference from Exhibit (d)(2) to the Tender Offer Statement filed by the Company on Schedule TO-I, filed July 31, 2003, SEC File No. 005-49160.

10.7*	Form of Restricted Stock Agreement, as amended. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2006, filed on May 9, 2006, SEC File No. 000-26844.

10.8*	Form of Notice of Stock Option Grant for the 1995 Stock Incentive Plan. Incorporated by reference from Exhibit (d)(3) to the Tender Offer Statement filed by the Company on TO-I, filed July, 31, 2003, SEC File No. 005-49160.

10.9*	Form of Notice of Stock Option Grant for the 2001 Nonqualified Stock Option Plan. Incorporated by reference from Exhibit (d)(4) to the Tender Offer Statement filed by the Company on TO-I, filed July, 31, 2003, SEC File No. 005-49160.

10.10*	Deferred Compensation Plan. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, filed on May 15, 2001, SEC File No. 000-26844.

10.11*	RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC Registration No. 333-137060.

10.12*	Form of Notice of Option Grant for United States employees for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC Registration No. 333-137060.

10.13*	Form of Notice of Option Grant for Canada employees for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on September 1, 2006, SEC Registration No. 333-137060.

10.14*	Form of Notice of Option Grant for international employees for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC Registration No. 333-137060.

10.15*	Form of Notice of Option Grant for China employees for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.8 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC Registration No. 333-137060.

10.16*	Form of Restricted Stock Grant Agreement for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.9 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC Registration No. 333-137060.

10.17*	Form of Restricted Stock Unit Grant Agreement for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.10 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC Registration No. 333-137060.

10.18*	Description of the Revisions of the Company’s Directors Compensation Arrangements. Incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2007.

10.19*	RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

10.20*	Form of Notice of Option Grant for United States employees for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

10.21*	Form of Notice of Option Grant for Canada employees for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.6 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

10.22*	Form of Notice of Option Grant for China employees for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

10.23*	Form of Notice of Option Grant for international employees for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.8 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

10.24*	Form of Restricted Stock Unit Grant Agreement for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.9 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

10.25*	Amended and Restated Executive Change of Control Agreement dated February 27, 2007 between the Company and Julia A. Harper. Incorporated by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 2, 2007, SEC File No. 000-26844.

10.26*	Amended and Restated Executive Change of Control Agreement dated December 24, 2008 between the Company and Scott C. Grout. Incorporated by reference from Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed on November 6, 2009, SEC File No. 000-26844.

10.27*	Amended and Restated Executive Change of Control Agreement dated December 31, 2008 between the Company and Christian Lepiane. Incorporated by reference from Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed on November 6, 2009, SEC File No. 000-26844.

10.28*	Amended and Restated Executive Change of Control Agreement dated December 22, 2008 between the Company and Brian Bronson. Incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed on November 6, 2009, SEC File No. 000-26844.

10.29*	Form of Indemnity Agreement for directors and officers of the Company. Incorporated by reference from Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 2, 2007, SEC File No. 000-26844.

10.30*	Offer letter dated September 16, 2002 between the Company and Scott C. Grout. Incorporated by reference from Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 2, 2007, SEC File No. 000-26844.

10.31*	Offer letter dated August 15, 2003 between the Company and Christian Lepiane. Incorporated by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 2, 2007, SEC File No. 000-26844.

10.32	Dawson Creek II lease, dated March 21, 1997, incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, filed on August 13, 1997, SEC File No. 000-26844.

10.33*	Summary of Compensation Arrangements of Certain Officers. Incorporated by reference from Exhibit 10.2 in the Company’s Quarterly report on Form 10-Q for the quarterly period ended March 31, 2008, filed on May 9, 2008, SEC File No. 000-26844.

10.34	Loan and Security Agreement, dated August 7, 2008, between the Company and Silicon Valley Bank. Incorporated by reference from Exhibit 10.3 in the Company’s Quarterly report on Form 10-Q for the quarterly period ended June 30, 2008, filed on August 8, 2008, SEC File No. 000-26844.

10.35*	Amended and Restated Executive Severance Agreement, dated December 24, 2008, between the Company and Scott Grout. Incorporated by reference from Exhibit 10.8 in the Company’s Quarterly report on Form 10-Q for the quarterly period ended September 30, 2009, filed on November 6, 2009, SEC File No. 000-26844.

10.36*	Amended and Restated Executive Severance Agreement, dated December 22, 2008, between the Company and Brian Bronson. Incorporated by reference from Exhibit 10.5 in the Company’s Quarterly report on Form 10-Q for the quarterly period ended September 30, 2009, filed on November 6, 2009, SEC File No. 000-26844.

10.37*	Code Section 409A Amendment to Offer Letter, dated December 31, 2008, between the Company and Christian Lepiane. Incorporated by reference from Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed on November 6, 2009, SEC File No. 000-26844.

10.38*	RadiSys Corporation Long-Term Incentive Plan. Incorporated by reference from Appendix A to the Company’s Proxy Statement on Schedule 14A, filed on April 15, 2008, SEC File No. 000-26844 08756410.

10.39*	Amendment to RadiSys Corporation Long-Term Incentive Plan. Incorporated by reference from Exhibit 4.4 in the Company’s Registration Statement on Form S-8, filed on September 30, 2009, SEC File No. 333-162231.

10.40*	Form of Award Agreement for Performance-Based Restricted Stock Units under the RadiSys Corporation Long-Term Incentive Plan. Incorporated by reference from Exhibit 4.5 in the Company’s Registration Statement on Form S-8, filed on September 30, 2009, SEC File No. 333-162231.

10.41	Credit Line Agreement by and between the Company and UBS AG, dated December 12, 2008. Incorporated by reference from Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 6, 2009, SEC File No. 000-26844.

10.42*	Severance Agreement, dated November 4, 2008, between the Company and John T. Major. Incorporated by reference from Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 6, 2009, SEC File No. 000-26844.

10.43*	Severance Agreement, dated December 29, 2008, between the Company and Anthony Ambrose. Incorporated by reference from Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 6, 2009, SEC File No. 000-26844.

10.44*	Executive Severance Agreement dated April 9, 2009, between the Company and Julia Harper. Incorporated by reference from Exhibit 10.3 in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed on May 8, 2009, SEC File No. 000-26844.

10.45*	Executive Change of Control Agreement dated December 30, 2008, between the Company and John T. Major. Incorporated by reference from Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 6, 2009, SEC File No. 000-26844.

10.46	Second Amendment and Limited Waiver to Loan and Security Agreement, dated February 13, 2009, between the Company and Silicon Valley Bank. Incorporated by reference from Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 6, 2009, SEC File No. 000-26844.

10.47	Third Amendment to Loan and Security Agreement, dated February 13, 2009, between the Company and Silicon Valley Bank. Incorporated by reference from Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 6, 2009, SEC File No. 000-26844.

10.48	Fourth Amendment to Loan and Security Agreement, dated August 7, 2008, between the Company and Silicon Valley Bank, dated as of April 27, 2009. Incorporated by reference from Exhibit 10.4 in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed on May 8, 2009, SEC File No. 000-26844.

10.49	Fifth Amendment to Loan and Security Agreement, dated August 7, 2008, between the Company and Silicon Valley Bank, dated as of November 4, 2009. Incorporated by reference from Exhibit 10.4 in the Company’s Quarterly report on Form 10-Q for the quarterly period ended September 30, 2009, filed on November 6, 2009, SEC File No. 000-26844.

21.1	List of Subsidiaries. Incorporated by reference from Exhibit 21.1 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 15, 2010, SEC File No. 000-26844.

23.1	Consent of KPMG LLP. Incorporated by reference from Exhibit 23.1 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 15, 2010, SEC File No. 000-26844.

24.1	Powers of Attorney. Incorporated by reference from Exhibit 24.1 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 15, 2010, SEC File No. 000-26844.

31.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Incorporated by reference from Exhibit 32.1 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 15, 2010, SEC File No. 000-26844.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Incorporated by reference from Exhibit 32.2 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 15, 2010, SEC File No. 000-26844.

99.1**	Radford Executive Survey Market Cut.

*	This Exhibit constitutes a management contract or compensatory plan or arrangement
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADISYS CORPORATION

By:	/s/ Brian Bronson
Chief Financial Officer

Dated: April 29, 2010

EXHIBIT INDEX

Exhibit No.	Description
2.1	Amended and Restated Asset Purchase Agreement, dated September 12, 2007, by and between the Company and Intel Corporation. Incorporated by reference from Exhibit 2.1 in the Company’s Amended Current Report of Form 8-K/A, filed on November 1, 2007, SEC File No. 000-26844.

2.2	Transition Services Agreement, dated September 12, 2007, by and between the Company and Intel Corporation (portions of the exhibit have been omitted pursuant to a request for confidential treatment to the Commission). Incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, filed on November 8, 2007, SEC File No. 000-26844.

2.3	Warranty Services Agreement, dated September 12, 2007, by and between the Company and Intel Corporation (portions of the exhibit have been omitted pursuant to a request for confidential treatment to the Commission). Incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, filed on November 8, 2007, SEC File No. 000-26844.

2.4	Arrangement Agreement among RadiSys Corporation, Convedia Corporation and RadiSys Canada Inc., effective as of July 26, 2006. Incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 28, 2006, SEC File No. 000-26844.

3.1	Second Restated Articles of Incorporation and amendments thereto. Incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC File No. 333-137060, as amended by the Articles of Amendment incorporated by reference from Exhibit 3.1 in the Company’s Current Report on Form 8-K filed on January 30, 2008.

3.2	Restated Bylaws. Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on From 10-Q, filed on May 8, 2007.

4.1	Indenture, dated February 12, 2008, by and between the Company and The Bank of New York Trust Company, N.A. Incorporated by reference from Exhibit 4.1 in the Company’s Current Report on Form 8-K, filed on February 12, 2008.

4.2	First Supplemental Indenture, dated February 12, 2008, by and between the Company and The Bank of New York Trust Company, N.A. Incorporated by reference from Exhibit 4.2 in the Company’s Current Report on Form 8-K, filed on February 12, 2008.

4.3	Form of Global Security for the 2.75% Convertible Senior Notes due 2013 (included in Exhibit 4.2).

4.4	Indenture dated as of November 19, 2003, between the Company and JPMorgan Chase Bank, as Trustee, with respect to the 1.375% Convertible Senior Notes due 2023. Incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-3, filed December 24, 2003, SEC Registration No. 333-111547.

4.5	Form of Note for the 1.375% Convertible Senior Notes due 2023. See Exhibit 4.4.

10.1	Amended and Restated Asset Purchase Agreement, dated September 12, 2007, by and between the Company and Intel Corporation. See Exhibit 2.1.

10.2	Transition Services Agreement, dated September 12, 2007, by and between the Company and Intel Corporation. See Exhibit 2.2

10.3	Warranty Services Agreement, dated September 12, 2007, by and between the Company and Intel Corporation. See Exhibit 2.3

10.4*	RadiSys Corporation 1995 Employee Stock Incentive Plan, as amended. Incorporated by reference from Exhibit (d)(1) to the Tender Offer Statement filed by the Company on Schedule TO-I, filed July 31, 2003, SEC File No. 005-49160.

10.5*	RadiSys Corporation Employee Stock Purchase Plan, as amended through August 18, 2009. Incorporated by reference from Appendix A to the Company’s Proxy Statement on Schedule 14A , filed on July 6, 2009, SEC File No. 000-26844 09929350.

10.6*	RadiSys Corporation 2001 Nonqualified Stock Option Plan, as amended. Incorporated by reference from Exhibit (d)(2) to the Tender Offer Statement filed by the Company on Schedule TO-I, filed July 31, 2003, SEC File No. 005-49160.

10.7*	Form of Restricted Stock Agreement, as amended. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2006, filed on May 9, 2006, SEC File No. 000-26844.

10.8*	Form of Notice of Stock Option Grant for the 1995 Stock Incentive Plan. Incorporated by reference from Exhibit (d)(3) to the Tender Offer Statement filed by the Company on TO-I, filed July, 31, 2003, SEC File No. 005-49160.

10.9*	Form of Notice of Stock Option Grant for the 2001 Nonqualified Stock Option Plan. Incorporated by reference from Exhibit (d)(4) to the Tender Offer Statement filed by the Company on TO-I, filed July, 31, 2003, SEC File No. 005-49160.

10.10*	Deferred Compensation Plan. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, filed on May 15, 2001, SEC File No. 000-26844.

10.11*	RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC Registration No. 333-137060.

10.12*	Form of Notice of Option Grant for United States employees for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC Registration No. 333-137060.

10.13*	Form of Notice of Option Grant for Canada employees for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on September 1, 2006, SEC Registration No. 333-137060.

10.14*	Form of Notice of Option Grant for international employees for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC Registration No. 333-137060.

10.15*	Form of Notice of Option Grant for China employees for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.8 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC Registration No. 333-137060.

10.16*	Form of Restricted Stock Grant Agreement for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.9 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC Registration No. 333-137060.

10.17*	Form of Restricted Stock Unit Grant Agreement for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.10 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006, SEC Registration No. 333-137060.

10.18*	Description of the Revisions of the Company’s Directors Compensation Arrangements. Incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2007.

10.19*	RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

10.20*	Form of Notice of Option Grant for United States employees for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

10.21*	Form of Notice of Option Grant for Canada employees for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.6 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

10.22*	Form of Notice of Option Grant for China employees for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

10.23*	Form of Notice of Option Grant for international employees for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.8 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

10.24*	Form of Restricted Stock Unit Grant Agreement for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.9 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007, SEC Registration No. 333-142968.

10.25*	Amended and Restated Executive Change of Control Agreement dated February 27, 2007 between the Company and Julia A. Harper. Incorporated by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 2, 2007, SEC File No. 000-26844.

10.26*	Amended and Restated Executive Change of Control Agreement dated December 24, 2008 between the Company and Scott C. Grout. Incorporated by reference from Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed on November 6, 2009, SEC File No. 000-26844.

10.27*	Amended and Restated Executive Change of Control Agreement dated December 31, 2008 between the Company and Christian Lepiane. Incorporated by reference from Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed on November 6, 2009, SEC File No. 000-26844.

10.28*	Amended and Restated Executive Change of Control Agreement dated December 22, 2008 between the Company and Brian Bronson. Incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed on November 6, 2009, SEC File No. 000-26844.

10.29*	Form of Indemnity Agreement for directors and officers of the Company. Incorporated by reference from Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 2, 2007, SEC File No. 000-26844.

10.30*	Offer letter dated September 16, 2002 between the Company and Scott C. Grout. Incorporated by reference from Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 2, 2007, SEC File No. 000-26844.

10.31*	Offer letter dated August 15, 2003 between the Company and Christian Lepiane. Incorporated by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 2, 2007, SEC File No. 000-26844.

10.32	Dawson Creek II lease, dated March 21, 1997, incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, filed on August 13, 1997, SEC File No. 000-26844.

10.33*	Summary of Compensation Arrangements of Certain Officers. Incorporated by reference from Exhibit 10.2 in the Company’s Quarterly report on Form 10-Q for the quarterly period ended March 31, 2008, filed on May 9, 2008, SEC File No. 000-26844.

10.34	Loan and Security Agreement, dated August 7, 2008, between the Company and Silicon Valley Bank. Incorporated by reference from Exhibit 10.3 in the Company’s Quarterly report on Form 10-Q for the quarterly period ended June 30, 2008, filed on August 8, 2008, SEC File No. 000-26844.

10.35*	Amended and Restated Executive Severance Agreement, dated December 24, 2008, between the Company and Scott Grout. Incorporated by reference from Exhibit 10.8 in the Company’s Quarterly report on Form 10-Q for the quarterly period ended September 30, 2009, filed on November 6, 2009, SEC File No. 000-26844.

10.36*	Amended and Restated Executive Severance Agreement, dated December 22, 2008, between the Company and Brian Bronson. Incorporated by reference from Exhibit 10.5 in the Company’s Quarterly report on Form 10-Q for the quarterly period ended September 30, 2009, filed on November 6, 2009, SEC File No. 000-26844.

10.37*	Code Section 409A Amendment to Offer Letter, dated December 31, 2008, between the Company and Christian Lepiane. Incorporated by reference from Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed on November 6, 2009, SEC File No. 000-26844.

10.38*	RadiSys Corporation Long-Term Incentive Plan. Incorporated by reference from Appendix A to the Company’s Proxy Statement on Schedule 14A, filed on April 15, 2008, SEC File No. 000-26844 08756410.

10.39*	Amendment to RadiSys Corporation Long-Term Incentive Plan. Incorporated by reference from Exhibit 4.4 in the Company’s Registration Statement on Form S-8, filed on September 30, 2009, SEC File No. 333-162231.

10.40*	Form of Award Agreement for Performance-Based Restricted Stock Units under the RadiSys Corporation Long-Term Incentive Plan. Incorporated by reference from Exhibit 4.5 in the Company’s Registration Statement on Form S-8, filed on September 30, 2009, SEC File No. 333-162231.

10.41	Credit Line Agreement by and between the Company and UBS AG, dated December 12, 2008. Incorporated by reference from Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 6, 2009, SEC File No. 000-26844.

10.42*	Severance Agreement, dated November 4, 2008, between the Company and John T. Major. Incorporated by reference from Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 6, 2009, SEC File No. 000-26844.

10.43*	Severance Agreement, dated December 29, 2008, between the Company and Anthony Ambrose. Incorporated by reference from Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 6, 2009, SEC File No. 000-26844.

10.44*	Executive Severance Agreement dated April 9, 2009, between the Company and Julia Harper. Incorporated by reference from Exhibit 10.3 in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed on May 8, 2009, SEC File No. 000-26844.

10.45*	Executive Change of Control Agreement dated December 30, 2008, between the Company and John T. Major. Incorporated by reference from Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 6, 2009, SEC File No. 000-26844.

10.46	Second Amendment and Limited Waiver to Loan and Security Agreement, dated February 13, 2009, between the Company and Silicon Valley Bank. Incorporated by reference from Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 6, 2009, SEC File No. 000-26844.

10.47	Third Amendment to Loan and Security Agreement, dated February 13, 2009, between the Company and Silicon Valley Bank. Incorporated by reference from Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 6, 2009, SEC File No. 000-26844.

10.48	Fourth Amendment to Loan and Security Agreement, dated August 7, 2008, between the Company and Silicon Valley Bank, dated as of April 27, 2009. Incorporated by reference from Exhibit 10.4 in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed on May 8, 2009, SEC File No. 000-26844.

10.49	Fifth Amendment to Loan and Security Agreement, dated August 7, 2008, between the Company and Silicon Valley Bank, dated as of November 4, 2009. Incorporated by reference from Exhibit 10.4 in the Company’s Quarterly report on Form 10-Q for the quarterly period ended September 30, 2009, filed on November 6, 2009, SEC File No. 000-26844.

21.1	List of Subsidiaries. Incorporated by reference from Exhibit 21.1 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 15, 2010, SEC File No. 000-26844.

23.1	Consent of KPMG LLP. Incorporated by reference from Exhibit 23.1 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 15, 2010, SEC File No. 000-26844.

24.1	Powers of Attorney. Incorporated by reference from Exhibit 24.1 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 15, 2010, SEC File No. 000-26844.

31.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Incorporated by reference from Exhibit 32.1 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 15, 2010, SEC File No. 000-26844.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Incorporated by reference from Exhibit 32.2 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 15, 2010, SEC File No. 000-26844.

99.1**	Radford Executive Survey Market Cut.

*	This Exhibit constitutes a management contract or compensatory plan or arrangement
**	Filed herewith