Form 10-Q
period 2010-03-31
RADISYS CORP
filed 2010-05-07
CIK 873044

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  [x]    No  [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [ ]    No  [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer	[ ]		Accelerated filer	[x]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act)     Yes  [ ]    No  [x]
Number of shares of common stock outstanding as of May 5, 2010: 24,064,740

RADISYS CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

RADISYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	For the Three Months Ended
	March 31,
	2010	2009
Revenues	$67,307	$77,604
Cost of sales:
Cost of sales	45,370	51,951
Amortization of purchased technology	1,641	1,619
Total cost of sales	47,011	53,570
Gross margin	20,296	24,034
Research and development	9,706	11,197
Selling, general and administrative	11,222	11,812
Intangible assets amortization	160	647
Restructuring charges, net	201	1,478
Loss from operations	(993)	(1,100)
Interest expense	(568)	(590)
Interest income	311	395
Other (expense) income, net	(21)	124
Loss before income tax (benefit) expense	(1,271)	(1,171)
Income tax (benefit) expense	(223)	38,926
Net loss	$(1,048)	$(40,097)
Net loss per share:
Basic	$(0.04)	$(1.73)
Diluted	$(0.04)	$(1.73)
Weighted average shares outstanding:
Basic	23,946	23,119
Diluted	23,946	23,119

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$110,395	$100,672
Short-term investments	42,679	54,321
ARS settlement right	4,290	7,833
Accounts receivable, net	40,505	44,614
Other receivables	2,891	3,708
Inventories, net	13,910	15,325
Inventory deposit, net	1,138	2,126
Other current assets	4,635	4,679
Deferred tax assets, net	1,967	1,912
Total current assets	222,410	235,190
Property and equipment, net	9,423	9,926
Intangible assets, net	12,214	10,720
Long-term deferred tax assets, net	14,895	14,925
Other assets	6,206	6,273
Total assets	$265,148	$277,034

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,061	$29,073
Accrued wages and bonuses	5,948	6,934
Deferred income	3,488	3,156
Line of credit	31,137	41,287
Other accrued liabilities	11,998	14,302
Total current liabilities	81,632	94,752
Long-term liabilities:
2013 convertible senior notes	50,000	50,000
Other long-term liabilities	2,519	2,565
Total long-term liabilities	52,519	52,565
Total liabilities	134,151	147,317
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock — $.01 par value, 5,664 shares authorized; none issued or outstanding	—	—
Common stock — no par value, 100,000 shares authorized; 24,027 and 23,876 shares issued and outstanding at March 31, 2010 and December 31, 2009	261,151	258,670
Accumulated deficit	(135,362)	(134,314)
Accumulated other comprehensive income:
Cumulative translation adjustments	4,434	4,614
Unrealized gain on hedge instruments	774	747
Total accumulated other comprehensive income	5,208	5,361
Total shareholders’ equity	130,997	129,717
Total liabilities and shareholders’ equity	$265,148	$277,034

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, unaudited)

	Common stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total	Total Comprehensive Loss (1)
	Shares	Amount
Balances, December 31, 2009	23,876	$258,670	$(134,314)	$5,361	$129,717
Shares issued pursuant to benefit plans	125	780		—	780
Stock-based compensation associated with employee benefit plans	—	1,860		—	1,860
Vesting of restricted stock units	43	—		—	—
Restricted share forfeitures for tax settlements	(17)	(159)		—	(159)
Net adjustment for fair value of hedge derivatives	—	—		27	27	27
Translation adjustments	—	—		(180)	(180)	(180)
Net loss for the period	—	—	(1,048)	—	(1,048)	(1,048)
Balances, March 31, 2010	24,027	$261,151	$(135,362)	$5,208	$130,997
Total comprehensive loss for the three months ended March 31, 2010						$(1,201)

(1)    For the three months ended March 31, 2010 and 2009, total comprehensive loss consisted of the following:
	For the Three Months Ended
	March 31,
	2010	2009
Net loss for the period	$(1,048)	$(40,097)
Net adjustment for fair value of hedge derivatives	27	(41)
Translation adjustments	(180)	(234)
Total comprehensive loss	$(1,201)	$(40,372)

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)
	For the Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,048)	$(40,097)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,081	3,898
Inventory valuation allowance	534	884
Deferred tax valuation allowance	—	42,003
Deferred income taxes	(34)	(2,705)
Non-cash interest expense	112	112
Loss (gain) on disposal of property and equipment	(322)	—
Unrealized loss on ARS settlement right	3,543	1,569
Unrealized gain on ARS	(3,558)	(1,673)
Stock-based compensation expense	1,860	2,791
Other	93	177
Changes in operating assets and liabilities:
Accounts receivable	4,452	1,409
Other receivables	817	(554)
Inventories	796	349
Inventory deposit	988	—
Other current assets	106	(249)
Accounts payable	(47)	(818)
Accrued wages and bonuses	(1,144)	(4,531)
Accrued restructuring	(1,018)	—
Deferred revenue	62	1,539
Other accrued liabilities	(989)	171
Net cash provided by operating activities	8,284	4,275
Cash flows from investing activities:
Acquisition of Pactolus, net of cash acquired	(3,385)	—
Proceeds from sale of auction rate securities	15,200	—
Capital expenditures	(837)	(485)
Purchase of long-term assets	(275)	—
Proceeds from the sale of property and equipment	352	—
Other	—	(67)
Net cash provided by (used in) investing activities	11,055	(552)
Cash flows from financing activities:
Payments on capital lease obligation	—	(49)
Net resettlement of restricted shares	(159)	(112)
Borrowings on line of credit	6,151	265
Payments on line of credit	(16,301)	—
Proceeds from issuance of common stock	780	1,531
Net cash (used in) provided by financing activities	(9,529)	1,635
Effect of exchange rate changes on cash	(87)	(206)
Net increase in cash and cash equivalents	9,723	5,152
Cash and cash equivalents, beginning of period	100,672	73,980
Cash and cash equivalents, end of period	$110,395	$79,132
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$688	$688
Income Taxes paid	$316	$15
The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Significant Accounting Policies
RadiSys Corporation (the “Company” or “RadiSys”) has adhered to the accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2009 in preparing the accompanying interim consolidated financial statements. The preparation of these statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Additionally, the accompanying financial data as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
The financial information included herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for interim periods.
Recent Accounting Pronouncements
In January 2010, the FASB issued Accounting Standard Update ("ASU") No. 2010-06, "Improving Disclosures about Fair Value Measurements" ("ASU 2010-06"), which amended standards to require additional fair value disclosures. These amended standards require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. The Company has adopted the applicable portion of the ASU 2010-06 during the three months ended March 31, 2010. The implementation of this portion of ASU 2010-06 did not have a material impact on the Company’s financial position, financial performance, or cash flows; however, it changed the way in which the Company discloses information regarding fair value measurements. The implementation of the remaining portions of this standard will not have a material impact on the Company’s financial position, financial performance, or cash flows; however, it will change the way in which the Company discloses information regarding fair value measurements.
Revenue Recognition
Multiple Element Arrangements
A significant portion of the Company's revenue relates to product sales for which revenue is recognized upon shipment, with limited judgment required related to product returns. Product sales are shipped FOB shipping point. The software content included in certain components of ATCA systems and Convedia Media Servers is considered to be more than incidental and these arrangements generally include multiple elements such as hardware, technical support services as well as specified software upgrades or enhancements on a when and if available basis. Arrangements that include multiple elements require significant management judgment to evaluate the effective terms of agreements, our performance commitments and determination of fair value of the various deliverables under the arrangement. During the first quarter of 2010 the Company elected early adoption of ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” ("ASU 2009-13") and ASU No. 2009-14, “Certain Arrangements That Include Software Elements,” (amendments to FASB ASC Topic 985, Software)(“ASU 2009-14”). Adoption of ASU 2009-13 and 2009-14 allows the Company to meet separation criteria required for multiple element arrangements where it could not previously establish a fair value for one or more of the relevant deliverables. Previously, when the Company could not establish fair value for certain technical support agreements all revenue was deferred. These revenues were then recognized over the appropriate period, generally coinciding with an explicit or implied support period, or in some cases until all elements of the arrangement had been delivered. Under ASU 2009-13, overall consideration is allocated among the separate units of accounting based on their relative selling price. This will ultimately result in the ability to recognize each unit of accounting upon delivery. Revenue for hardware, which includes software that is considered more than incidental, will be recognized upon delivery whereas technical support services will be recognized over the applicable service period.
ASU 2009-13 provides a selling price hierarchy in order to determine the appropriate relative selling price for each element of an arrangement. When available, the Company uses vendor specific objective evidence (“VSOE”) to determine the estimated selling price. In the absence of VSOE or TPE for a delivered element, the Company then uses an estimated selling price in order to determine fair value. Estimated selling prices represent the Company's best estimate of the price at which it would transact if the deliverable were sold on a standalone basis. For technical support services, the Company generally determines its selling price based on VSOE as supported by substantive renewal rates in the related service agreements. In certain instances where the Company has no service agreement or VSOE cannot be established, the Company then relies upon its estimated selling price for such deliverables as TPE is generally not available due to the unique company specific terms surrounding such service agreements.
The transition guidance provided within ASU 2009-13 is only allowed to be applied to new or substantially modified arrangements. No previously existing arrangements were modified during the quarter and therefore existing arrangements were not effected by ASU 2009-13. This guidance was applied to new revenue arrangements arising in the first quarter of 2010 where hardware sales were bundled with technical support services. In these arrangements, the Company used VSOE supported by standalone sales to establish its selling price for the hardware elements of the arrangement. Technical support service elements were either not supported by service agreements or those agreements did not contain renewal rates typically used to establish VSOE and ultimately determine the selling price. In establishing an appropriate estimated selling price for these technical support agreements, the Company considered entity specific factors such as its historical and projected costs, historical and projected revenues, and profit objectives. The Company also considered market specific factors when establishing reasonable profit objectives.
Adoption of ASU 2009-13 has not materially affected the Company's consolidated financial statements for the three months ended March 31, 2010. In the future, the application of this guidance may have a material impact to the results of operations based on the revenue growth of new arrangements arising in the first quarter of 2010 as well as future material revenue arrangements.

Note 2 — Investments
	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash Equivalents
Money market mutual funds (A)	$120	$120	$15,885	$15,885
Short-term investments and ARS settlement right
Auction rate securities	$42,679	$42,679	$54,321	$54,321
ARS settlement right	4,290	4,290	7,833	7,833
Total short-term investments and ARS settlement right	$46,969	$46,969	$62,154	$62,154

(A)
Balance includes $63,000 and $826,000 in money market mutual funds restricted by the Company’s investment bank as of March 31, 2010 and December 31, 2009, respectively. All restricted amounts are held as collateral by the Company’s investment bank unless the bank permits withdrawal of all or part of such amounts.

The Company currently holds investments in auction rate securities (“ARS”), the majority of which represent interests in collateralized debt obligations supported by pools of government-backed student loans with S&P AAA or Moody's Aaa ratings at the time of purchase. During the first quarter of 2008, the Company's portfolio of ARS experienced multiple failed auctions as the amount of securities submitted for sale exceeded the amount of purchase orders. An auction failure, which is not a default in the underlying debt instrument, occurs when there are more sellers than buyers at a scheduled interest rate auction date and parties desiring to sell their auction rate securities are unable to do so. During the fourth quarter of 2008, the Company accepted a settlement offer from its investment bank, UBS AG, associated with the failed auctions. Under the terms of the offer, the Company has the right to require the bank to repurchase at par value its ARS investments at any time between June 30, 2010 and June 30, 2012. As the Company plans to require UBS to repurchase its ARS on June 30, 2010, these investments have been classified as short-term investments. For its ARS settlement right, the Company has elected the fair value option for financial assets and financial liabilities. Management elected the fair value option for the ARS settlement right in order to quantify its agreement with UBS, as it guarantees settlement at par value, which essentially offsets any impairment on its ARS.
The Company records its ARS and corresponding settlement right at fair value, using the income approach, in accordance with the applicable GAAP using level 3 inputs, as defined in Note 3-Fair Value of Financial Instruments. The Company considered various inputs to estimate the fair value of its ARS at March 31, 2010, including the estimated time believed to allow the market for such investments to recover, projected estimates of future risk-free rates, as well as premiums designed to account for liquidity and credit risks associated with its ARS holdings.
The Company determined the fair value of its ARS settlement right based on the difference between the estimated fair value of the ARS and the par value of the ARS. This difference was then discounted based on the future date when the settlement right is expected to be exercised to account for the time value of money. The discount rate used took into consideration the risk free rate as well as UBS's credit quality. The Company's valuation of its ARS settlement right is contingent upon the financial viability of its investment bank and accordingly, the Company has assigned a credit risk component based on market data available at the time of valuation. However, if market conditions change and the Company's investment bank is unable to fulfill its commitment, the realizable value of the Company's ARS settlement right would be adversely affected.
Note 3 — Fair Value of Financial Instruments
The Company measures at fair value certain financial assets and liabilities. GAAP specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. These two types of inputs have created the following fair-value hierarchy:
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
The following table summarizes the fair value measurements as of March 31, 2010, for the Company's financial instruments, including its ARS (in thousands):
	Fair Value Measurements as of March 31, 2010
	March 31, 2010	Level 1	Level 2	Level 3
Cash equivalents	$120	$120	$—	$—
Short-term investments (ARS)	42,679	—	—	42,679
ARS settlement right	4,290	—	—	4,290
Cash surrender value of life insurance contracts	3,238	—	3,238	—
Foreign currency forward contracts	851	—	851	—
Total	$51,178	$120	$4,089	$46,969
The following table summarizes the fair value measurements as of December 31, 2009, for the Company's financial instruments, including its ARS (in thousands):

	Fair Value Measurements as of December 31, 2009
	December 31, 2009	Level 1	Level 2	Level 3
Cash equivalents	$15,885	$15,885	$—	$—
Short-term investments (ARS)	54,321	—	—	54,321
ARS settlement right	7,833	—	—	7,833
Cash surrender value of life insurance contracts	3,178	—	3,178	—
Foreign currency forward contracts	842	—	842	—
Total	$82,059	$15,885	$4,020	$62,154

The following table outlines changes in the fair value of the Company's ARS and ARS settlement right, where fair value is determined using Level 3 inputs:

	Fair Value
	Short-term Investments	ARS Settlement Right
Balance as of December 31, 2009	$54,321	$7,833
Unrealized gain (loss)(A)	3,558	(3,543)
Sales of auction rate securities	(15,200)	—
Balance as of March 31, 2010	$42,679	$4,290

(A)
Refer to Note 2 - Investments for discussion of the inputs used in determining the appropriate fair values for the Company's ARS and ARS settlement right. Unrealized gains, which totaled $3.6 million, related to the Company's ARS are included in other income in the Company's Consolidated Statement of Operations for the three months ended March 31, 2010. Valuation of the Company's ARS settlement right is performed using a present value approach on the difference between the estimated fair value and the par value of the ARS investments. Therefore, there is an inverse relationship between changes in the value of the Company's ARS investments and its settlement right. Unrealized losses for the first quarter, which totaled $3.5 million, related to the Company's ARS settlement right, are included in other income in the Company's Consolidated Statement of Operations for the three months ended March 31, 2010.

Note 4 — Accounts Receivable and Other Receivables
Accounts receivable consists of trade accounts receivable. Accounts receivable balances consisted of the following (in thousands):
	March 31, 2010	December 31, 2009
Accounts receivable, gross	$41,469	$45,580
Less: allowance for doubtful accounts	(964)	(966)
Accounts receivable, net	$40,505	$44,614
The Company utilized $2,000 of its provision for allowance for doubtful accounts during the three months ended March 31, 2010. The Company recorded no additional provisions for allowance for doubtful accounts during the three months ended March 31, 2009.
As of March 31, 2010 and December 31, 2009, the balance in other receivables was $2.9 million and $3.7 million, respectively. Other receivables consisted primarily of non-trade receivables including receivables for inventory sold to the Company's contract manufacturing partners. There is no revenue recorded associated with non-trade receivables.

Note 5 — Inventories
Inventories consisted of the following (in thousands):
	March 31, 2010	December 31, 2009
Raw materials	$11,508	$14,066
Work-in-process	438	985
Finished goods	6,751	5,066
	18,697	20,117
Less: inventory valuation allowance	(4,787)	(4,792)
Inventories, net	$13,910	$15,325
	March 31, 2010	December 31, 2009
Inventory deposit (A)	$2,188	$3,024
Less: inventory deposit valuation allowance	(1,050)	(898)
Inventory deposit, net	$1,138	$2,126

(A)
The Company is contractually obligated to reimburse its contract manufacturer for the cost of excess inventory, purchased based on the Company's forecasted demand, when there is no alternative use. The Company's inventory deposit represents a cash deposit paid to its contract manufacturers for excess and obsolete inventory. The deposit is recorded net of adverse purchase commitment liabilities, and therefore the net balance of the deposit represents inventory the Company believes will be utilized. The deposit will be applied against future adverse purchase commitments owed to the Company's contract manufacturers or reduced based on the usage of inventory. See Note 10 - Commitments and Contingencies for additional information regarding the Company's adverse purchase commitment liability.

Consigned inventory is held at third-party locations, including the Company's contract manufacturing partners and customers. The Company retains title to the inventory until purchased by the third-party. Consigned inventory, consisting of raw materials and finished goods, was $4.4 million and $3.0 million at March 31, 2010 and December 31, 2009, respectively.
During the three months ended March 31, 2010 and 2009, the Company recorded provisions for excess and obsolete inventory of $534,000 and $884,000, respectively.

Note 6 — Business Combinations
Pactolus
On March 11, 2010, the Company acquired the assets of Pactolus Communications Software Company ("Pactolus"), a developer of next-generation IP communications solutions for converged time-division multiplexing/internet protocol ("TDM/IP") and session initiation protocol ("SIP") enabled voice over internet protocol ("VoIP") networks. The Company paid $3.5 million in cash on the closing date and assumed certain contractual liabilities of Pactolus. The purchase price was allocated to Pactolus' assets and liabilities based on their estimated fair value as follows:
Cash	$115
Tangible assets	490
Liabilites assumed	(565)
Developed technology	2,600
Customer related intangibles	700
Goodwill	160
Total	$3,500
Developed technology will be amortized over a period of approximately five years and customer related intangibles will be amortized over approximately four years. Goodwill is calculated as the purchase price in excess of the fair values of Pactolus' assets and liabilities.
Pro forma results of operations have not been presented for this acquisition because its effect was not material to the Company.

Note 7 — Accrued Restructuring and Other Charges
Accrued restructuring, which is included in other accrued liabilities in the accompanying Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009, consisted of the following (in thousands):
	March 31, 2010	December 31, 2009
First quarter 2009 restructuring charge	$53	$263
Second quarter 2009 restructuring charge	1,373	1,933
Fourth quarter 2009 restructuring charge	581	829
Total accrued restructuring charges	$2,007	$3,025
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
First Quarter 2009 Restructuring
During the first quarter of 2009, the Company initiated a restructuring plan that included the elimination of 29 positions. The restructuring was initiated in an effort to lower the Company's overall cost structure in accordance with operating plan targets. Total costs of the first quarter 2009 restructuring activities included accrued severance obligations, and healthcare benefits, which totaled $1.5 million. Additionally, the Company incurred $234,000 in stock-based compensation costs associated with the modification of equity awards to certain employees included in this restructuring activity. During the three months ended March 31, 2010, the Company reversed $32,000 in previously estimated costs of the first quarter 2009 restructuring. The Company expects all activities associated with the restructuring to be completed by the second quarter of 2010.

The following table summarizes the changes to the first quarter 2009 restructuring costs (in thousands):
Employee Termination and Related Costs
Balance accrued as of December 31, 2009	$263
Additions	—
Reversals	(32)
Expenditures	(178)
Balance accrued as of March 31, 2010	$53
Second Quarter 2009 Restructuring
During the second quarter of 2009, the Company initiated a restructuring plan that includes the elimination of 115 positions and the relocation of eight employees as part of two strategic initiatives within manufacturing operations and engineering. As part of the initiative, the Company plans to transition to a fully outsourced manufacturing model, which will transfer remaining manufacturing from its manufacturing plant in Hillsboro, Oregon to its manufacturing partners in Asia. The plan also includes consolidating the Company's North American research and development positions and programs, and specifically transferring current projects from its design center in Boca Raton, Florida, to other existing research and development ("R&D") centers. To date the Company has incurred total second quarter 2009 restructuring costs of $3.3 million which consisted primarily of accrued severance obligations, healthcare benefits, relocation incentives and related payroll taxes as well as equipment moving costs. During the three months ended March 31, 2010, the Company incurred a total of $160,000 in restructuring charges, which consisted of accrued severance obligations, healthcare benefits, relocation incentives and related payroll taxes. This transition is expected to be substantially complete by the third quarter of 2010.
The following table summarizes the changes to the second quarter 2009 restructuring costs (in thousands):

	Employee Termination and Related Costs	Other	Total
Balance accrued as of December 31, 2009	$1,885	$48	$1,933
Additions	212	130	342
Reversals	(182)	—	(182)
Expenditures	(646)	(74)	(720)
Balance accrued as of March 31, 2010	$1,269	$104	$1,373
Fourth Quarter 2009 Restructuring
During the fourth quarter of 2009, the Company initiated a restructuring plan that includes the elimination of 22 positions at various locations throughout the company. The primary focus of this initiative is to align expenses with the Company's 2010 operating plan objectives, which include the need to continue focusing on lowered costs. To date the Company has incurred total fourth quarter 2009 restructuring costs of $952,000, which consisted primarily of severance and related payroll costs as well as healthcare benefits. During the three months ended March 31, 2010, the Company incurred $70,000 in charges associated with this restructuring plan, which consisted of severance and related payroll costs as well as healthcare benefits. The Company expects all activities associated with this restructuring plan to be completed by the fourth quarter of 2010.
The following table summarizes the changes to the fourth quarter 2009 restructuring costs (in thousands):
Employee Termination and Related Costs
Balance accrued as of December 31, 2009	$829
Additions	72
Reversals	(2)
Expenditures	(318)
Balance accrued as of March 31, 2010	$581

Note 8 — Short-Term Borrowings
Silicon Valley Bank
The Company has a secured revolving line of credit agreement with Silicon Valley Bank, which provides the Company with a two-year secured revolving credit facility of $30.0 million, which is subject to a borrowing base and secured by its accounts receivable. The term of the agreement goes through September 30, 2011. Borrowings under the agreement bear interest at the prime rate, which was 3.25% as of March 31, 2010, or LIBOR, which was 0.24% as of March 31, 2010, plus 1.25%, with either interest rate determined by the Company’s election. The Company is required to make interest payments monthly. The Company is further required to pay a commitment fee equal to 0.08% of the $30.0 million maximum borrowing limit on an annual basis, and to pay quarterly in arrears an unused facility fee in an amount equal to 0.375% per year of the unused amount of the facility. In addition, the credit facility provides sub-facilities for letters of credit and foreign exchange contracts to be issued on the Company’s behalf.
The credit facility requires the Company to make and maintain certain financial covenants, representations, warranties and other agreements that are customary in credit agreements of this type, which are disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2009. As of March 31, 2010, the Company is in compliance with all covenants associated with its line of credit agreement with Silicon Valley Bank.
As of March 31, 2010 and December 31, 2009, respectively, the Company had no outstanding balances on the line of credit or letters of credit issued on its behalf.
UBS
During August of 2008, UBS AG, the parent company of the securities firm with which the Company holds its ARS, announced an offer to its clients holding auction rate securities. Under the terms of the offer, UBS AG would issue ARS settlement rights to the Company, which in addition to the terms discussed in Note 2 - Investments, would also entitle the Company to receive no net cost loans from UBS AG, or its affiliates, for up to 75% of the market value of the Company's ARS.
The Company accepted the offer and entered into a Credit Line Agreement (the “Credit Line”), including an Addendum to Credit Line Account Application and Agreement, with UBS Bank. The amount of interest the Company will pay under the Credit Line is intended to equal the amount of interest the Company would receive with respect to the Company's ARS and is currently set at T-Bill plus 1.20%, which will be subject to market fluctuations. The borrowings under the Credit Line are payable upon demand; however, UBS Bank USA or its affiliates are required to provide to the Company alternative financing on substantially similar terms, unless the demand right was exercised as a result of certain specified events or the customer relationship between UBS Bank USA and the Company is terminated for cause by UBS Bank USA. As of March 31, 2010 and December 31, 2009, the Company had outstanding balances on the Credit Line in the amount of $31.1 million and $41.3 million, respectively.
Note 9 - Convertible Debt
2013 Convertible Senior Notes
During February 2008, the Company offered and sold in a public offering pursuant to the shelf registration statement $55.0 million aggregate principal amount of 2.75% convertible senior notes due 2013 (the “2013 convertible senior notes”). Interest is payable semi-annually, in arrears, on each August 15 and February 15, beginning on August 15, 2008, to the holders of record at the close of business on the preceding August 1 and February 1, respectively. The 2013 convertible senior notes mature on February 15, 2013. Holders of the 2013 convertible senior notes may convert their notes into a number of shares of the Company's common stock determined as set forth in the indenture governing the notes at their option on any day to and including the business day prior to the maturity date. The 2013 convertible senior notes are initially convertible into 76.7448 shares of the Company's common stock per $1,000 principal amount of the notes (which is equivalent to a conversion price of approximately $13.03 per share), subject to adjustment upon the occurrence of certain events. Upon the occurrence of a fundamental change, holders of the 2013 convertible senior notes may require the Company to repurchase some or all of their notes for cash at a price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any. In addition, if certain fundamental changes occur, the Company may be required in certain circumstances to increase the conversion rate for any 2013 convertible senior notes converted in connection with such fundamental changes by a specified number of shares of the Company's common stock. The 2013 convertible senior notes are the Company's general unsecured obligations and rank equal in right of payment to all of its existing and future senior indebtedness, and senior in right of payment to the Company's future subordinated debt. The Company's obligations under the 2013 convertible senior notes are not guaranteed by, and are effectively subordinated in right of payment to all existing and future obligations of its subsidiaries and are effectively subordinated in right of payment to its future secured indebtedness to the extent of the assets securing such debt.
In connection with the issuance of the 2013 convertible senior notes, the Company entered into a capped call transaction with a hedge counterparty. The capped call transaction is expected to reduce the potential dilution upon conversion of the 2013 convertible senior notes in the event that the market value per share of the Company's common stock, as measured under the terms of the capped call transaction, at the time of exercise is greater than the strike price of the capped call transaction of approximately $13.03. The strike price of the capped call transaction corresponds to the initial conversion price of the 2013 convertible senior notes and is subject to certain adjustments similar to those contained in the notes. The capped call transaction provides for net-share settlement in the event that the volume-weighted average price per share of the Company's common stock on the settlement date exceeds the strike price of approximately $13.03 per share. In such event, the hedge counterparty would deliver to the Company a number of shares equal to a formula determined by the quotient resulting from (a) the shares being settled times the difference between the volume-weighted average price on the settlement date and the strike price of approximately $13.03 per share, divided by (b) the volume-weighted average price on the settlement date. If the volume-weighted average price on the settlement date equals or exceeds the cap price of $23.085 per share, the difference in (a) would be $23.085 minus $13.03, or $10.055. If the market value per share of the Company's common stock exceeds the cap price of the capped call transaction of $23.085, as measured under the terms of the capped call transaction, the dilution mitigation under the capped call transaction will be limited, which means that there would be dilution to the extent that the then market value per share of the Company's common stock exceeds the cap price of the capped call transaction. Although the capped call transaction covers approximately 4.2 million shares, in order to facilitate an orderly settlement process, the shares are divided into tranches of approximately 211,000 shares each, settling on the twenty consecutive trading days prior to the date of maturity of the Company's convertible notes. Thus, on each settlement date, approximately 211,000 shares would be settled, assuming a volume-weighted average price on such settlement date of $23.085. Assuming a volume-weighted average price of $23.085, the hedge counterparty would deliver to the Company approximately 91,904 shares on each settlement date, calculated as follows: 211,000 x ($23.085 - $13.03)/$23.085 = 91,904.
For the three months ended March 31, 2010 and 2009, the effective interest rate for the 2013 convertible senior notes was 3.64%. During the three months ended March 31, 2010 and 2009, the Company incurred contractually stated interest costs totaling $344,000. During the three months ended March 31, 2010 and 2009, the Company incurred costs related to the amortization of issuance costs totaling $112,000.

As of March 31, 2010 and December 31, 2009, the Company had outstanding 2013 convertible senior notes with a face value of $50.0 million. As of March 31, 2010 and December 31, 2009, the fair value of the Company's 2013 convertible senior notes was $41.9 million and $44.8 million, respectively.

Note 10 - Commitments and Contingencies
Adverse Purchase Commitments
The Company is contractually obligated to reimburse its contract manufacturers for the cost of excess inventory used in the manufacture of the Company's products, if there is no alternative use. This liability, referred to as adverse purchase commitments, is provided for in other accrued liabilities in the accompanying Consolidated Balance Sheets. Estimates for adverse purchase commitments are derived from reports received on a quarterly basis from the Company's contract manufacturers. Increases to this liability are charged to cost of goods sold. When and if the Company takes possession of inventory reserved for in this liability, the liability is transferred from other accrued liabilities to the excess and obsolete inventory valuation allowance. Adverse purchase commitments amounted to $1.9 million and $1.8 million at March 31, 2010 and December 31, 2009, respectively. For the three months ended March 31, 2010 and 2009, the Company recorded a net provision for adverse purchase commitments of $98,000 and $257,000, respectively.
Guarantees and Indemnification Obligations
As permitted under Oregon law, the Company has agreements whereby it indemnifies its officers, directors and certain finance employees for certain events or occurrences while an officer, director or employee is or was serving in such capacity at the request of the Company. The term of the indemnification period is for the officer's, director's or employee's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. To date, the Company has not incurred any costs associated with these indemnification agreements. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2010.
The Company enters into standard indemnification agreements in its ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company's business partners or customers, in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to the Company's current products, as well as claims relating to property damage or personal injury resulting from the performance of services by us or the Company's subcontractors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally limited. To date, the Company has not had any claims relating to such indemnity agreements.
The Company provides for the estimated cost of product warranties at the time it recognizes revenue. Products are generally sold with warranty coverage for a period of 24 months after shipment. Parts and labor are covered under the terms of the warranty agreement. The workmanship of the Company's products produced by contract manufacturers is covered under warranties provided by the contract manufacturer for a specified period of time ranging from 12 to 15 months. The warranty provision is based on historical experience by product family. The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its components suppliers; however ongoing failure rates, material usage and service delivery costs incurred in correcting product failure, as well as specific product class failures out of the Company's baseline experience affect the estimated warranty obligation. If actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.
The following is a summary of the change in the Company's warranty accrual reserve (in thousands):
	For the Three Months Ended
	March 31,
	2010	2009
Warranty liability balance, beginning of the period	$2,810	$3,072
Product warranty accruals	820	1,253
Utilization of accrual	(908)	(1,224)
Warranty liability balance, end of the period	$2,722	$3,101

The warranty liability balance is included in other accrued liabilities in the accompanying Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009.

Note 11 — Basic and Diluted Net Loss per Share
A reconciliation of the numerator and the denominator used to calculate basic and diluted loss per share is as follows (in thousands, except per share amounts):
	For the Three Months Ended
	March 31,
	2010	2009
Numerator — Basic
Net loss, basic	$(1,048)	$(40,097)
Numerator — Diluted
Net loss, basic	$(1,048)	$(40,097)
Interest on convertible notes, net of tax benefit (A)	—	—
Net loss, diluted	$(1,048)	$(40,097)
Denominator — Basic
Weighted average shares used to calculate loss per share, basic	23,946	23,119
Denominator — Diluted
Weighted average shares used to calculate loss per share, basic	23,946	23,119
Effect of convertible notes (A)	—	—
Effect of dilutive stock options, ESPP, and unvested restricted stock (B)	—	—
Weighted average shares used to calculate loss per share, diluted	23,946	23,119
Net loss per share:
Basic	$(0.04)	$(1.73)
Diluted (A), (B)	$(0.04)	$(1.73)

(A)
For the three months ended March 31, 2010 and 2009, 3.8 million as-if converted shares associated with the Company's 2013 convertible senior notes were excluded from the calculation as their effect would have been anti-dilutive.

(B)	For the three months ended March 31, 2010 and 2009, the following equity awards, by type, were excluded from the calculation, as their effect would have been anti-dilutive (in thousands):
	For the Three Months Ended
	March 31,
	2010	2009
Stock options	2,606	3,923
Restricted stock	976	260
Total equity award shares excluded	3,582	4,183

Note 12 — Income Taxes
The Company's effective tax rate for the three months ended March 31, 2010 and 2009, differs from the statutory rate primarily due to a full valuation allowance provided against its United States (“U.S.”) net deferred tax assets, Canadian research and experimental development claims, the impact of stock option expense, the amortization of goodwill for tax purposes and taxes on foreign income that differ from the U.S. tax rate. In addition to the aforementioned items, the effective tax rate for the three months ended March 31, 2009 differs from the statutory rate due to the revaluation of the Canadian net deferred tax assets and Federal research and experimental tax credits.

The Company utilizes the asset and liability method of accounting for income taxes. The Company records deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon the Company's review of all positive and negative evidence, including its projected three year U.S. cumulative pre-tax book loss and taxable loss, it concluded that a full valuation allowance should continue to be recorded against its U.S. net deferred tax assets in the three months ended March 31, 2010. In certain other foreign jurisdictions, where the Company does not have cumulative losses or other negative evidence, the Company had net deferred tax assets of $16.9 million and $16.8 million at March 31, 2010 and December 31, 2009, respectively.  In the future, if the Company determines that it is more likely than not that it will realize its U.S. net deferred tax assets, it will reverse the applicable portion of the valuation allowance and recognize an income tax benefit in the period in which such determination is made.
The Company's unrecognized tax benefits decreased by $319,000 during the three months ended March 31, 2010. The decrease is primarily due to an additional tax assessment and payment of $148,000 resulting from the completion of the Internal Revenue Service (“IRS”) examination for the 2007 and 2008 tax years and a reduction of $171,000 in unrecognized tax benefits related to the IRS examination. The Company's liability for potential interest and penalties associated with uncertain tax positions decreased by $49,000 during the three months ended March 31, 2010. The ending balances for the unrecognized tax benefits and interest and penalties, were approximately $1.9 million and $645,000, respectively, at March 31, 2010. The Company anticipates recognizing unrecognized tax benefit, accrued interest and penalties, of approximately $891,000, $456,000 and $189,000, respectively, due to the expiration of the statute of limitations within the next twelve months.
During the three months ended March 31, 2010, the IRS completed its examination of the 2007 and 2008 tax years. The Company agreed with the IRS proposed adjustment in full and paid the additional tax assessment of $148,000. Also, during the three months ended March 31, 2010, the French tax authority commenced its examination of the Company's branch operations in France for the 2007 and 2008 tax years. The Company is also currently under examination by the Canada Revenue Agency for tax years 2006 through 2008. To date, no proposed adjustment has been made by the French or Canadian tax authorities and the Company believes that it has adequately provided for uncertain tax positions at March 31, 2010. However, should the Company experience an unfavorable outcome; it could have a material impact on its results of operations, financial position, and cash flows. The Company is not currently under examination by tax authorities in any other states or foreign jurisdictions.

Note 13 — Stock-based Compensation
During the three months ended March 31, 2010, 53,000 stock options and 34,000 restricted stock units were issued to employees under the RadiSys Corporation 2007 Stock Plan. During the three months ended March 31, 2009, 682,000 stock options and 1,000 restricted stock units were issued to employees under the 2007 Stock Plan.
Stock-based compensation was recognized and allocated as follows (in thousands):
	For the Three Months Ended
	March 31,
	2010	2009
Cost of sales	$244	$340
Research and development	411	752
Selling, general and administrative	1,205	1,465
Restructuring	—	234
Total	$1,860	$2,791

Note 14 — Hedging
The Company’s activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates. The Company manages these risks through the use of forward exchange contracts, designated as foreign-currency cash flow hedges, in an attempt to reduce the potentially adverse effects of foreign currency exchange rate fluctuations that occur in the normal course of business. As such, the Company’s hedging activities are all employed solely for risk management purposes as defined in GAAP for derivative instruments and hedging activities. All hedging transactions are conducted with, in the opinion of management, financially stable and reputable financial institutions. For the year ended December 31, 2009 and for the three months ended March 31, 2010, the only hedge instruments executed by the Company are associated with its exposure to fluctuations in the Canadian Dollar which result from obligations such as payroll and rent paid in Canadian Dollar.

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
The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives are expected to remain highly effective in future periods. For the three months ended March 31, 2010 and for the year ended December 31, 2009, the Company had no hedge ineffectiveness.
During the three months ended March 31, 2010, the Company entered into 20 new foreign currency forward contracts, with total contractual values of $2.4 million. During the three months ended March 31, 2009, the Company entered into 12 new foreign currency forward contracts, with a total contractual value of $4.9 million.
 A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments designated as cash flow hedges at March 31, 2010 is as follows (in thousands):
	Contractual/Notional Amount	Consolidated Balance Sheet Classification	Estimated Fair Value
Type of Cash Flow Hedge			Asset	(Liability)
Foreign currency forward exchange contracts	$11,900	Other current assets	$880	$(29)
A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments designated as cash flow hedges at December 31, 2009 is as follows:

	Contractual/Notional Amount	Consolidated Balance Sheet Classification	Estimated Fair Value
Type of Cash Flow Hedge			Asset	(Liability)
Foreign currency forward exchange contracts	$11,224	Other current assets	$842	$—
The effect of derivative instruments on the consolidated financial statements for the three months ended March 31, 2010 was as follows (in thousands):
	Effective Portion			Ineffective Portion
Type of Cash Flow Hedge	Hedge Gain (Loss) Recognized in Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Hedge Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Recognized	Hedge Gain (Loss) Recognized
Foreign currency forward exchange contracts	$27
		Cost of sales	$(28)	None	$—
		Research and development	$(190)	None	$—
		Selling, general and administrative	$(44)	None	$—
The effect of derivative instruments on the consolidated financial statements for the three months ended March 31, 2009 was as follows:

	Effective Portion			Ineffective Portion
Type of Cash Flow Hedge	Hedge Gain (Loss) Recognized in Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Hedge Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Recognized	Hedge Gain (Loss) Recognized
Foreign currency forward exchange contracts	$(370)
		Cost of sales	$(27)	None	$—
		Research and development	$(238)	None	$—
		Selling, general and administrative	$(63)	None	$—
Over the next twelve months, the Company expects to reclassify into earnings a gain of approximately $702,000, currently recorded as other comprehensive income, as a result of the maturity of currently held forward exchange contracts.
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

Note 15 — Segment Information
The Company is one operating segment. This is because results of operations are provided and analyzed at a company-wide level. Key resources, decisions, and assessment of performance are also analyzed on a company-wide level. This is the way management organizes the Company for making operating decisions and assessing financial performance by the chief operating decision maker.
Revenues on a product and services basis are as follows (in thousands):
	For the Three Months Ended
	March 31,
	2010	2009
Hardware	$60,764	$73,197
Software royalties and licenses	3,978	2,638
Software maintenance	1,437	833
Engineering and other services	1,128	936
Total revenues	$67,307	$77,604
Generally, the Company’s customers are not the end-users of its products. The Company ultimately derives its revenues from two end markets as follows (in thousands):
	For the Three Months Ended
	March 31,
	2010	2009
Communications Networking	$50,655	$62,031
Commercial Systems	16,652	15,573
Total revenues	$67,307	$77,604
Information about the Company’s geographic revenues and long-lived assets by geographical area is as follows (in thousands):
Geographic Revenues

	For the Three Months Ended
	March 31,
	2010	2009
United States	$26,274	$22,358
Other North America	215	1,365
North America	$26,489	$23,723
Europe, the Middle East and Africa (“EMEA”)	17,679	25,430
Asia Pacific	23,139	28,451
Total	$67,307	$77,604
Long-lived assets by Geographic Area

	March 31, 2010	December 31, 2009
Property and equipment, net
United States	$6,560	$6,914
Other North America	851	914
EMEA	55	71
Asia Pacific	1,957	2,027
Total property and equipment, net	$9,423	$9,926
Goodwill (A)
EMEA	$160	$—
Total goodwill	$160	$—
Intangible assets, net
United States	$3,279	$4,088
Other North America	1,497	962
EMEA	7,438	5,670
Total intangible assets, net	$12,214	$10,720
(A) Goodwill is included in other assets, net, in the Company's Consolidated Balance Sheet as of March 31, 2010.
For the three months ended March 31, 2010, Nokia Siemens Networks and NEI (Danaher being the largest end customer), accounted for more than 10% of total revenues. These customers accounted for 33.5% and 15.1%, respectively, of total revenue for the three months ended March 31, 2010. For the three months ended March 31, 2009, Nokia Siemens Networks accounted for more than 10% of total revenues and represented 50.4% of total revenue.
As of March 31, 2010, Nokia Siemens Networks and NEI (primarily related to end customer Danaher) accounted for more than 10% of the Company's accounts receivable balance. These customers accounted for 38.5% and 13.1%, respectively, of accounts receivable as of March 31, 2010. As of December 31, 2009, Nokia Siemens Networks accounted for more than 10% of the Company's accounts receivable balance and represented 42.8% of the total accounts receivable balance.

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
Our Markets
We provide application-ready software and hardware platforms to the following two markets:

Communications Networks

The communications networks market is comprised of two product categories: next-generation and legacy/traditional communication networking products. Included in our next-generation communications product group are Advanced Telecommunications Computing Architecture (“ATCA”) and media server products. Included in our legacy/traditional product group are our legacy/traditional wireless products and all other communications networks products that are not     included in the next-generation communications group.

We enable the following applications in the ATCA market:
IP Multimedia Subsystem ("IMS")
IP Video ("IPTV")
Military Communications:
-    Command and Control Stations
-    Secure Networking
-    Portable and In-Vehicle Computers
Mobile Data (3G, 4G, and long-term evolution ("LTE"))
Mobile Video
Mobile Voice (2G-4G)
Voice over Internet Protocol ("VoIP") (Gateways)
Voice Quality Enhancement ("VQE")
Wireless Data (WiMax, Femtocell)
We enable the following applications in the media server market:
Audio Conferencing
Call Center
Enterprise Voice Services
Network Voice Services
Unified Messaging
Video Services
Voice Quality Enhancement
Commercial Systems
The commercial market consists primarily of solutions and systems for the medical imaging, test and measurement, and military/aerospace submarkets. Specific applications include:
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

The high network traffic growth in data and video. High traffic growth in the network will require high density, high speed, high performance systems. RadiSys' ATCA 10G and 40G systems provide 2 to 10 times the density over legacy/traditional systems.

The industry structure is changing in that Telecommunications Equipment Manufactures (“TEMs”) are focusing more on applications and network operations, while operators and carriers are focusing more on service delivery and content delivery. RadiSys is benefiting from these market shifts and is providing more platforms to TEMs.

Continued emergence, growth and evolution of applications utilizing 4G or LTE, worldwide inter-operability for microwave access (“WiMAX”) networks, Femtocell Gateways, VoIP, IP Communications, Mobile Video, Video Gateways, Video Conferencing, IPTV, IP interactive voice response ("IVR")/ Voice-to-text, IP Messaging, Network Surveillance, Network Security, Military/aerospace and Packet Inspection, all of which are supported by ATCA.

combining their internal development efforts with merchant-supplied building blocks and platforms from partners like RadiSys to deliver a larger number of more valuable new products to get to market faster at a lower total cost.

The high network traffic growth in data and video. High traffic growth in the network will require high density, high speed, high performance systems. RadiSys' ATCA 10G and 40G systems provide 2 to 10 times the density over legacy/traditional systems.

The industry structure is changing in that Telecommunications Equipment Manufactures (“TEMs”) are focusing more on applications and network operations, while operators and carriers are focusing more on service delivery and content delivery. RadiSys is benefiting from these market shifts and is providing more platforms to TEMs.

Continued emergence, growth and evolution of applications utilizing 4G or LTE, worldwide inter-operability for microwave access (“WiMAX”) networks, Femtocell Gateways, VoIP, IP Communications, Mobile Video, Video Gateways, Video Conferencing, IPTV, IP interactive voice response ("IVR")/ Voice-to-text, IP Messaging, Network Surveillance, Network Security, Military/aerospace and Packet Inspection, all of which are supported by ATCA.

Our Solutions
We provide our customers with advanced infrastructure platforms that enable them to focus their resources and development efforts on their key areas of differentiation, while allowing them to provide higher value systems with a time-to-market advantage at a lower total cost.
Our customers select our solutions because we provide:
Leading, high-performance technology. We have been the first to market with many technological advancements such as the industry's first 10G and 40G common managed platforms, and we are a leader in areas such as IP conferencing and COM Express new product development. Our design capabilities extend to media processing and central processing units (“CPUs”), graphics processing units and network processing units (“NPUs”), digital signal processing and integrated software managed platforms, such as media and application servers, as well as many other areas.
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

To explore new partnerships and strategic acquisitions as a means to build leadership in our target markets. We continue to investigate partnerships and strategic relationships, which can expand the number of solutions we offer and increase our market reach. We also continue to evaluate potential acquisition opportunities to acquire new capabilities, which can help us achieve our strategic goals. For example, in the last four years, we acquired Convedia Corporation or Convedia®, a closely-held vendor of internet protocol ("IP") media servers, and certain assets of the Modular Communications Platform Division (“MCPD”) business from Intel Corporation (“Intel”), which included ATCA and compact peripheral component interconnect (“PCI”) product lines. Most recently we acquired the assets of privately-held Pactolus Communications Software Company ("Pactolus"), a developer of next-generation IP communications solutions for converged time-division multiplexing/internet protocol ("TDM/IP") and session initiation protocol ("SIP") enabled VoIP networks.

Products Overview
Convedia® Media Servers (“CMS”).
During three months ended March 31, 2010, we had the following significant developments associated with our media server line of products.

We acquired the assets of Pactolus, a developer of next-generation IP communications solutions for converged TDM/IP and SIP enabled VoIP networks. Pactolus software is used in operator-assisted and reservationless conferencing, prepaid/post-paid long distance services and is installed in over 45 telecommunications service provider customers worldwide. We believe that the acquisition will further strengthen our offering of telecom solutions.

We announced our new Integrated Mobile Media Server ("IMMS"), which enhances Mobile Service Providers' ability to grow new revenues from the expansion of 3G mobile video services and emerging 4G LTE deployments. We expect that our IMMS will increase service provider revenues and reduce their cost of deployment for 3G and 4G/LTE mobile video services.

We were again named the market leader in media servers for the sixth consecutive year by Infonetics Research. RadiSys' media servers captured approximately 60.0% of the total fourth quarter 2009 market and approximately 57.0% for the full year 2009, which represents an 8.0% and 10.0% gain, respectively, from 2008.

We were awarded our first VoIP VQE win with a North American Tier 1 service provider. This was an important win for us as it expands the market for our media server products to now include VQE. In addition, we won new media server business in applications including announcements, IVR and conferencing.

ATCA Product Family - Promentum®
During the three months ended March 31, 2010, we had the following significant developments associated with our ATCA line of products.
Our 40G ATCA platform was named as a recipient of the 2009 Product of the Year Award by Technology Marketing Corporation's Internet Telephony magazine.

We announced three new ATCA products that offer customers increased choice and flexibility in 10/40G processing power. We believe that these new products provide significant performance increases and improved energy efficiency over previous processing technology and target applications for the communications and military/aerospace markets.

We were awarded new ATCA system business in LTE, WiMAX, Femtocell Gateway, WLAN and satellite communication applications. The LTE win was of notable size with a Tier 1 TEM in Asia. The WiMAX win was with a new customer for an Access Service Network ("ASN") gateway project in India.

We reached several significant deployment milestones with our ATCA customers in the quarter. A customer's Femtocell deployment in North America is now planned to occur sooner than expected. A global Tier 1 TEM customer is in customer trials with RadiSys ATCA solutions. In addition, a satellite communications deployment using RadiSys ATCA solutions is currently scheduled for the second quarter.

Commercial Product Line - Procelerant™
During three months ended March 31, 2010, we had the following significant developments associated with our commercial line of products.

We introduced a new ruggedized COM Express module for deployment in harsh military/aerospace industrial environments that require extended temperature and vibration specifications. In addition, we released a new rack mount server platform with significant performance increases and improved energy efficiency for applications such as medical imaging and video streaming.

We were awarded new COM Express business in medical imaging, network switch, VoIP and defense applications.
Financial Results - Total revenue was $67.3 million and $77.6 million for the three months ended March 31, 2010 and 2009, respectively. Backlog was approximately $45.2 million and $51.4 million at March 31, 2010 and December 31, 2009, respectively. Backlog includes all purchase orders scheduled for delivery within 12 months. The decrease in revenues for the three months ended March 31, 2010 compared to the same period in 2009 was due to decreased revenues from our legacy/traditional communications networks products, which decreased by $16.9 million or 45.7%, to $20.0 million in the three months ended March 31, 2010 from $36.9 million in the three months ended March 31, 2009.  Offsetting these declines were increased revenues from our next-generation communications networks products, which increased by $5.5 million or 21.8%, to $30.6 million in the three months ended March 31, 2010 from $25.2 million in the three months ended March 31, 2009. Further offsetting declines in overall revenue were increased revenues from commercial products, which increased $1.1 million or 6.9%, to $16.7 million for the three months ended March 31, 2010 from $15.6 million for the three months ended March 31, 2009.
Net loss was $1.0 million and $40.1 million for the three months ended March 31, 2010 and 2009, respectively. Net loss per share was $0.04 and $1.73 for the three months ended March 31, 2010 and 2009, respectively. Net loss decreased from 2009 to 2010, primarily due to a reduction in income tax expense, which totaled $38.9 million for the three months ended March 31, 2009, as compared to an income tax benefit of $223,000 for the same period in 2009. The establishment of a valuation allowance for our U.S. deferred tax assets during the three months ended March 31, 2009 was the cause of the significant increase in income tax expense between the two periods. Absent the charge associated with our valuation allowance in 2009, our net loss decreased by $123,000 during the three months ended March 31, 2010 as compared to the same period in 2009. The reduction in net loss of $123,000, that resulted from excluding the charge for our valuation allowance in 2009, was due to lower overall operating expenses partially offset by lower gross margins on reduced revenues. Operating expenses declined by $3.8 million or 15.3%, to $21.3 million during the three months ended March 31, 2010 from $25.1 for the three months ended March 31, 2009. The decline primarily came from reduced levels of research and development (“R&D”) spending due to cost cutting measures that included the movement of various R&D functions to lower cost regions as well as no significant restructuring charges in the first quarter of 2010 compared to the same period in 2009.
Cash and cash equivalents amounted to $110.4 million and $100.7 million at March 31, 2010 and December 31, 2009, respectively. The increase in cash and cash equivalents during the three months ended March 31, 2010, was primarily due to cash generated from our operating activities in the amount of $8.3 million along with cash flows provided by investing activities totaling $11.1 million. Cash flows from investing activities were primarily the result of proceeds from calls of our auction rate securities ("ARS") totaling $15.2 million, which were offset by the purchase of the assets of Pactolus for the cash amount of $3.4 million. Offsetting these increases were cash flows used in financing activities of $9.5 million largely due to a net pay down on our UBS line of credit which totaled $10.2 million.
Critical Accounting Policies and Estimates
We reaffirm our critical accounting policies and use of estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant changes during the three months ended March 31, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 except as discussed in Note 1 - Significant Accounting Policies - Recent Accounting Pronouncements of the Notes to the Consolidated Financial Statements.
Results of Operations
The following table sets forth certain operating data as a percentage of revenues for the three months ended March 31, 2010 and 2009.

	For the Three Months Ended
	March 31,
	2010	2009
Revenues	100.0%	100.0%
Cost of sales:
Cost of sales	67.4	66.9
Amortization of purchased technology	2.4	2.1
Total cost of sales	69.8	69.0
Gross margin	30.2	31.0
Research and development	14.4	14.4
Selling, general, and administrative	16.7	15.2
Goodwill impairment charge	—	—
Intangible assets amortization	0.2	0.8
Restructuring charges, net	0.3	1.9
Loss from operations	(1.5)	(1.4)
Interest expense	(0.8)	(0.8)
Interest income	0.5	0.5
Other (expense) income, net	(0.0)	0.2
Loss before income tax (benefit) expense	(1.9)	(1.5)
Income tax (benefit) expense	(0.3)	50.2
Net loss	(1.6)%	(51.7)%
 Comparison of Three Months Ended March 31, 2010 and 2009
Revenues
Revenues decreased by $10.3 million or 13.3%, to $67.3 million in the three months ended March 31, 2010 from $77.6 million in the three months ended March 31, 2009. The decrease in revenues for the three months ended March 31, 2010, compared to the same period in 2009, was due to decreased revenues from our legacy/traditional communications networks products, which decreased by $16.9 million or 45.7%, to $20.0 million in the three months ended March 31, 2010 from $36.9 million in the three months ended March 31, 2009. Offsetting these declines were increased revenues from our next-generation communications networks products, which increased by $5.5 million or 21.8%, to $30.6 million in the three months ended March 31, 2010 from $25.2 million in the three months ended March 31, 2009. Further offsetting declines in overall revenue were increased revenues from commercial products, which increased $1.1 million or 6.9%, to $16.7 million for the three months ended March 31, 2010 from $15.6 million for the three months ended March 31, 2009.
The following table sets forth our revenues by market (in thousands):

	For the Three Months Ended
	March 31,
	2010	2009	Change
Next-generation Communications Networks Products	$30,645	$25,159	$5,486
Traditional Communications Networks Products	20,010	36,872	(16,862)
Total Communications Networks Products	$50,655	$62,031	$(11,376)
Medical Products	7,016	6,386	630
Other Commercial Products	9,636	9,187	449
Total Commercial Products	$16,652	$15,573	$1,079
Total revenues	$67,307	$77,604	$(10,297)
Communications Networks Product Group

Revenues in the communications networks product group decreased by $11.4 million, or 18.3%, to $50.7 million for the three months ended March 31, 2010, from $62.0 million for the three months ended March 31, 2009. The decrease was driven by the maturity of our legacy/traditional communications networks products, which resulted in a decline in revenue of $16.9 million or 45.7% for the three months ended March 31, 2010 compared with the same period in 2009. Continued growth from our next-generation communications networks products partially offset this decline, increasing by $5.5 million or 21.8%, in the three months ended March 31, 2010 compared to the same period in 2009. Increased revenues from our next-generation communications networks products were driven by increased deployments along with increased ramping of new products.
Commercial Products Group
Revenues in our commercial products group increased by $1.1 million or 6.9%, to $16.7 million for the three months ended March 31, 2010 from $15.6 million for the three months ended March 31, 2009. Increased revenues from the commercial products group were driven primarily by increased medical products revenues. Revenue from medical products grew primarily due to a design win that ramped throughout 2009.
Given the dynamics of these markets, we may experience general fluctuations in the percentage of revenue attributable to each market. As a result, the quarter to quarter and year to year comparisons of our markets often are not indicative of overall economic trends affecting the long-term performance of our markets.
Revenue by Geography

The following table outlines the percentage of revenues, by geographic region, for the three months ended March 31, 2010 and 2009:

	For the Three Months Ended
	March 31,
	2010	2009
North America	39.4%	30.5%
EMEA	26.3	32.8
Asia Pacific	34.3	36.7
Total	100.0%	100.0%

From a geographic perspective, revenues from North America increased by $2.8 million or 11.7%, to $26.5 million for the three months ended March 31, 2010, from $23.7 million for the three months ended March 31, 2009. Revenues from North America increased as a percent of total revenues and represented 39.4% during the three months ended March 31, 2010, up from 30.5% during the three months ended March 31, 2009. The overall increase in revenue dollars and increase in the percentage of revenues from North America is primarily due to an increase in North American deployments for our next-generation communications networks products. We continue to see a significant portion of our revenues from the Asia Pacific region and a shift away from the EMEA region. The decline in revenues from the EMEA region of $7.8 million during the three months ended March 31, 2010 compared to the same period in 2009 is largely due to the increase in sales of next-generation communications networks products in both the Asia Pacific and North America regions.
 Gross Margin. Gross margin as a percentage of revenues decreased 0.8%, to 30.2% for the three months ended March 31, 2010, from 31.0% for the three months ended March 31, 2009. This decrease was largely driven by unfavorable changes in our product mix, which were partially offset by lower manufacturing and operational costs along with a $344,000 gain from the disposal of manufacturing equipment. During the three months ended March 31, 2009 we had a more favorable product mix relative to 2010 due to a larger volume of sales of our Media Server product line which resulted from the timing of shipments of these products in 2009. Lower manufacturing and operating costs were the result of continued realization of internal process improvements implemented over the last few years. Specifically, charges related to warranty and excess and obsolete inventory decreased by $433,000 and $415,000, respectively, during the three months ended March 31, 2010 as compared to the same period in 2009. The gain from the disposal of manufacturing equipment was a result of our transition to a fully outsourced manufacturing model and the sale of fully depreciated manufacturing equipment.
Research and Development. R&D expenses consist primarily of salary, bonuses and benefits for product development staff, and cost of design and development supplies and equipment, net of reimbursements for nonrecurring engineering services. R&D expenses decreased $1.5 million, or 13.3%, to $9.7 million for the three months ended March 31, 2010 from $11.2 million for the three months ended March 31, 2009. This decrease is primarily the result of lower payroll and payroll related costs, resulting from restructuring activities and the movement of various R&D functions to lower cost regions. This resulted in a decrease in payroll costs of $662,000 for the three months ended March 31, 2010, as compared to the same period in 2009. Further contributing to the decrease were lower project costs, which decreased by $409,000 during the three months ended March 31, 2010 as compared to the same period in 2009.
Selling, General, and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of salary, commissions, bonuses and benefits for sales, marketing, executive and administrative personnel, as well as professional services and costs of other general corporate activities. SG&A expenses decreased by $590,000 or 5.0%, to $11.2 million for the three months ended March 31, 2010 from $11.8 million for the three months ended March 31, 2009. The decrease in SG&A costs was primarily due to lower incentive compensation, stock compensation and sales commissions, which collectively decreased by $759,000, or 23.2%, to $2.5 million for three months ended March 31, 2010 from $3.3 million for the three months ended March 31, 2009. Decreases in incentive compensation were driven by a lower projected payout factor based on a lower level of projected target operating income attainment, as compared to the same period in 2009. Decreased sales commissions were directly related to the reduction in revenues, as compared to the same period in 2009. Lower payroll related costs, which decreased by $283,000 or 6.6%, to $4.5 million during the three months ended March 31, 2010 from $4.8 million, further drove the decrease in overall SG&A costs. These decreases were partially offset by increases in legal and professional services costs of $373,000, which was partially driven by our acquisition of the assets of Pactolus.
Stock-based Compensation Expense. Stock-based compensation expense consists of amortization of stock-based compensation associated with stock options, restricted shares and shares issued to employees as a result of the employee stock purchase plan (“ESPP”). Stock-based compensation expense decreased by $931,000 or 33.4%, to $1.9 million for the three months ended March 31, 2010 from $2.8 million for the three months ended March 31, 2009. One of the primary reasons for the decrease in stock-based compensation expense was our restructuring activities that have occurred over the past year. As a result of our restructuring activities many awards have been forfeited and there has been a decrease in the participation in our ESPP. Additionally, we recorded $234,000 in incremental stock-based compensation for the three months ended March 31, 2009, as a result of the modification of equity awards for certain employees involved in our restructuring activities. Further adding to the decline in stock-based compensation was lower expense for our ESPP due to a liquidity discount applied to the stock-based compensation calculation to reflect a one year holding period that was added to the plan at the end of 2009. The liquidity discount accounted for $135,000 of the decrease in stock-based compensation between the three months ended March 31, 2010 and the same period in 2009. Partially offsetting these declines was $459,000 in additional stock-based compensation associated with shares granted from our long-term incentive plan in the fourth quarter of 2009.
We recognized stock-based compensation expense as follows (in thousands):

	For the Three Months Ended
	March 31,
	2010	2009
Cost of sales	$244	$340
Research and development	411	752
Selling, general and administrative	1,205	1,465
Restructuring	—	234
Total	$1,860	$2,791
Intangible Assets Amortization. Intangible assets consist of purchased technology, patents and other identifiable intangible assets. Intangible assets amortization expense included within operating expenses was $160,000 and $647,000 for the three months ended March 31, 2010 and 2009, respectively. Intangible assets amortization decreased due to assets that became fully amortized during the fourth quarter of 2009. We perform reviews for impairment of the purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
Restructuring and Other Charges. We evaluate the adequacy of the accrued restructuring and other charges on a quarterly basis. As a result, we record certain reclassifications and reversals to the accrued restructuring and other charges based on the results of the evaluation. The total accrued restructuring and other charges for each restructuring event are not affected by reclassifications. Reversals are recorded in the period in which we determine that expected restructuring and other obligations are less than the amounts accrued. Tables summarizing the activity in the accrued liability for current restructuring activities are contained in Note 7 - Accrued Restructuring and Other Charges of the Notes to the Unaudited Consolidated Financial Statements. During the three months ended March 31, 2010, we recorded restructuring and other charges and reversals as described below.

First Quarter 2009 Restructuring. During the first quarter of 2009, we initiated a restructuring plan that included the elimination of 29 positions. The restructuring was initiated to align our costs with our annual operating plan. During the three months ended March 31, 2009, we incurred a total of $1.5 million in restructuring charges, which were comprised almost entirely of employee payroll related severance costs. Included in these costs were charges related to the modification of equity awards to certain employees included in this restructuring activity. During the three months ended, March 31, 2010, we reversed $32,000 of previously recorded expenses resulting from changes in the estimates of previously accrued amounts. We expect all activities associated with this restructuring to be completed by second quarter of 2010.
Second Quarter 2009 Restructuring. During the second quarter of 2009, we initiated a restructuring plan that includes the elimination of 115 positions and the relocation of eight employees as part of two strategic initiatives within manufacturing operations and engineering. As part of the initiative, we plan to transition to a fully outsourced manufacturing model, which will transfer remaining manufacturing from our manufacturing plant in Hillsboro, Oregon to our manufacturing partners in Asia. The plan also includes consolidating our North American research and development positions and programs, and specifically transferring current projects from our design center in Boca Raton, Florida, to other existing R&D centers. During the three months ended March 31, 2010, we incurred $160,000 in additional costs associated with this restructuring plan. The additional costs were primarily related to employee severance and associated payroll costs along with equipment moving costs. This transition is expected to be complete by the third quarter of 2010.

Fourth Quarter 2009 Restructuring. During the fourth quarter of 2009, we initiated a restructuring plan that includes the elimination of 22 positions at various locations throughout the company. The primary focus of this initiative is to align expenses with our 2010 operating plan objectives, which include the need to continue focusing on lowered costs. During the three months ended March 31, 2010, we incurred $70,000 in additional costs associated with this restructuring plan primarily related to additional employee severance and associated payroll costs. We expect all activities associated with this restructuring plan to be completed by the fourth quarter of 2010.
Interest Expense. Interest expense includes interest incurred on our convertible notes and our lines of credit. Interest expense decreased $22,000, or 3.7%, to $568,000 during the three months ended March 31, 2010 from $590,000 during the three months ended March 31, 2009. The decrease in interest expense during the three months ended March 31, 2010, compared to the same period in 2009, was driven by a decreased balance on our revolving line of credit.
Interest Income. Interest income decreased $84,000, or 21.3%, to $311,000 for the three months ended March 31, 2010 from $395,000 for the three months ended March 31, 2009. Interest income decreased largely as a result of a decline in the weighted average balance of interest bearing investments held.
Income Tax Provision.  We recorded a tax benefit of $223,000 and a tax provision of $38.9 million for the three months ended March 31, 2010 and 2009, respectively. We expect the effective tax rate for the twelve months ending December 31, 2010 to be approximately 30.0% as compared to 1,217.3% for the twelve months ended December 31, 2009. The anticipated decrease in the effective tax rate is primarily due to discrete items related to the full valuation allowance against our U.S. net deferred tax assets and the revaluation of our Canadian net deferred tax assets for the year ended December 31, 2009. In the future, if we determine that it is more likely than not that we will realize our U.S. net deferred tax assets, we will reverse the applicable portion of the valuation allowance and recognize an income tax benefit in the period in which such determination is made.
The 2010 estimated effective tax rate is based on current tax law and the current expected income, by tax jurisdiction, and assumes that we will continue to receive the tax benefits associated with certain income from foreign jurisdictions. The tax rate may be affected by potential acquisitions, restructuring events or divestitures, the jurisdictions in which profits are determined to be earned and taxed and the ability to realize deferred tax assets.

Liquidity and Capital Resources
The following table summarizes selected financial information as of the dates indicated and for the three months ended March 31, 2010 and 2009 and for the year ended December 31, 2009:

	March 31, 2010	December 31, 2009	March 31, 2009
	(Dollar amounts in thousands)
Cash and cash equivalents	$110,395	$100,672	$79,132
Short-term investments	$42,679	$54,321	$—
Long-term investments	$—	$—	$52,886
Cash and cash equivalents and investments	$153,074	$154,993	$132,018
Working capital	$140,778	$140,438	$64,545
Accounts receivable, net	$40,505	$44,614	$44,142
Inventories, net	$13,910	$15,325	$28,713
Accounts payable	$29,061	$29,073	$33,305
Revolving line of credit	$31,137	$41,287	$39,800
2013 convertible senior notes	$50,000	$50,000	$50,000
Days sales outstanding (A)	55	54	52
Days to pay (B)	58	52	58
Inventory turns (C)	12.1	11.8	7.2
Inventory turns — days (D)	30	30	50
Cash cycle time — days (E)	27	32	44

(A)	Based on ending net trade receivables divided by daily revenue (quarterly revenue, annualized and divided by 365 days).

(B)	Based on ending accounts payable divided by daily cost of sales excluding amortization of purchased technology (quarterly cost of sales, annualized and divided by 365 days).

(C)	Based on quarterly cost of sales excluding amortization of purchased technology, annualized divided by ending inventory, including inventory deposits.

(D)	Based on ending inventory, including inventory deposits. divided by daily cost of sales excluding amortization of purchased technology (quarterly cost of sales, annualized and divided by 365 days).

(E)	Days sales outstanding plus inventory turns - days, less days to pay.
 Cash and cash equivalents increased by $9.7 million to $110.4 million at March 31, 2010 from $100.7 million at December 31, 2009. Activities impacting cash and cash equivalents are as follows:
Cash Flows

	For the Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Cash provided by operating activities	$8,284	$4,275
Cash provided by (used in) investing activities	11,055	(552)
Cash (used in) provided by financing activities	(9,529)	1,635
Effects of exchange rate changes	(87)	(206)
Net increase in cash and cash equivalents	$9,723	$5,152
During the three months ended March 31, 2010 and 2009, we used $837,000 and $485,000, respectively, for capital expenditures. During the three months ended March 31, 2010, capital expenditures consisted primarily of upgrades and expansion of our internal infrastructure as well as additions associated with our transition to a fully outsourced manufacturing model. During the three months ended March 31, 2009, capital expenditures consisted primarily of upgrades to our internal infrastructure.
The increase in cash provided by investing activities was the result of $15.2 million of the Company's ARS being called during the three months ended March 31, 2010. Proceeds from the ARS were used to pay down the Company's line of credit with UBS resulting in the increase in cash used in financing activities as compared to the same period in 2009.
During the three months ended March 31, 2010 and 2009, we received $780,000 and $1.5 million, respectively, in proceeds from the issuance of common stock through our stock compensation plans.
Changes in foreign currency rates unfavorably impacted beginning cash balances during the three months ended March 31, 2010 by $87,000. Due to our international operations where transactions are recorded in functional currencies other than the U.S. Dollar, the effects of changes in foreign currency exchange rates on existing cash balances during any given period results in amounts on the consolidated statements of cash flows that may not reflect the changes in the corresponding accounts on the consolidated balance sheets.
As of March 31, 2010 and December 31, 2009, working capital was $140.8 million and $140.4 million, respectively. Our working capital remained flat during the three months ended March 31, 2010 as compared to the balance at December 31, 2009 as our current asset and liabilities balances decreased by $12.8 million and $13.1 million, respectively. The decrease in our current asset and liabilities balances were primarily due to calls of our ARS balances for which proceeds were used to pay down the balance on our revolving line of credit. As of March 31, 2009 working capital was $64.5 million and the improvement in our working capital balance since March 31, 2009 is primarily due to the reclassification of ARS from long term to short term as we plan to require UBS to repurchase our ARS on June 30, 2010. The improvement has also been the result of positive cash flows from operations over the past twelve months.
Investments
Investments consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Short-term investments (ARS)	$42,679	$54,321
UBS settlement right	4,290	7,833
	$46,969	$62,154
We currently hold investments in ARS, the majority of which represent interests in collateralized debt obligations supported by pools of government-backed student loans with S&P AAA or Moody’s Aaa ratings at the time of purchase. During the first quarter of 2008, our portfolio of ARS investments experienced multiple failed auctions as the amount of securities submitted for sale exceeded the amount of purchase orders. An auction failure, which is not a default in the underlying debt instrument, occurs when there are more sellers than buyers at a scheduled interest rate auction date and parties desiring to sell their auction rate securities are unable to do so. During the fourth quarter of 2008, we accepted a settlement offer from our investment bank, UBS AG, associated with the failed auctions. Under the terms of the offer, we have the right to require the bank to repurchase at par value our ARS investments at any time between June 30, 2010 and June 30, 2012. As we plan to require UBS repurchase our ARS on June 30, 2010, these investments have been classified as short-term investments. For our ARS settlement right, we have elected the fair value option for financial assets and financial liabilities.

The inputs used in our valuation are based on managements’ estimates at the time of valuation and require significant judgment. If any of these inputs vary or market conditions change significantly, actual results may differ and our overall financial condition and operating results may be materially and adversely affected.
Lines of Credit
Silicon Valley Bank
We have a secured revolving line of credit agreement with Silicon Valley Bank (the "Agreement"). The Agreement provides us with a two-year secured revolving credit facility of $30.0 million, which is subject to a borrowing base and secured by our accounts receivable. Borrowings under the Agreement bear interest at the prime rate, which was 3.25% as of March 31, 2010, or LIBOR, which was 0.24% as of March 31, 2010, plus 1.25%, with either interest rate determined by our election. We are required to make interest payments monthly. We are further required to pay a commitment fee equal to 0.08% of the $30.0 million maximum borrowing limit on an annual basis, and to pay quarterly in arrears an unused facility fee in an amount equal to 0.375% per year of the unused amount of the facility. In addition, the Agreement provides sub-facilities for letters of credit and foreign exchange contracts to be issued on our behalf.

The Agreement requires us to make and maintain certain financial covenants, representations, warranties and other agreements that are customary in credit agreements of this type, which are disclosed in full in our annual report on Form 10-K for the year ended December 31, 2009.
As of March 31, 2010, we had no outstanding balances on the line of credit or letters of credit issued on our behalf.
UBS
During August of 2008, UBS AG, the parent company of the securities firm with which we hold our ARS, announced an offer to its clients holding ARS. Under the terms of the offer, UBS AG would issue ARS settlement rights to us, which in addition to the terms discussed in Note 2 — Investments of the Notes to the Consolidated Financial Statements, would also entitle us to receive no net cost loans from UBS AG, or its affiliates, for up to 75% of the market value of our ARS.

We accepted the offer and entered into a Credit Line Agreement (the “Credit Line”), including an Addendum to Credit Line Account Application and Agreement, with UBS Bank USA. The amount of interest we will pay under the Credit Line is intended to equal the amount of interest we would receive with respect to our auction rate securities and is currently set at T-Bill plus 1.20%, which will be subject market fluctuations. The borrowings under the Credit Line are payable upon demand; however, UBS Bank USA or its affiliates are required to provide to us alternative financing on substantially similar terms, unless the demand right was exercised as a result of certain specified events or the customer relationship between UBS Bank USA and us is terminated for cause by UBS Bank USA As of March 31, 2010, we had an outstanding balance on the Credit Line in the amount of $31.1 million.

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
As of March 31, 2010, we had outstanding 2013 convertible senior notes with a face value and fair value of $50.0 million and $41.9 million, respectively. As of December 31, 2009, we had outstanding 2013 convertible senior notes with a face value and fair value of $50.0 million and $44.8 million, respectively.
Contractual Obligations
The following summarizes our contractual obligations at March 31, 2010 and the effect of such on our liquidity and cash flows in future periods (in thousands).
	2010*	2011	2012	2013	2014	Thereafter
Future minimum lease payments	$2,856	$2,640	$806	$742	$727	$788
Purchase obligations(A)	31,884	—	—	—	—	—
Line of credit	31,137	—	—	—	—	—
Foreign-currency cash flow hedge contracts	7,934	3,966	—	—	—	—
2013 convertible senior notes	—	—	—	50,000	—	—
Interest on convertible senior notes	688	1,375	1,375	688	—	—
Total contractual obligations	$74,499	$7,981	$2,181	$51,430	$727	$788

*	Remaining nine months.

(A)
Purchase obligations include agreements or purchase orders to purchase goods or services that are enforceable and legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

In addition to the above, as discussed in Note 12 - Income Taxes of the Notes to the Consolidated Financial Statements, we have approximately $2.2 million associated with unrecognized tax benefits and related interest and penalties. These liabilities are primarily included as a component of “other long-term liabilities” in our Consolidated Balance Sheet as we do not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but do not believe that the ultimate settlement of our obligations will materially affect our liquidity.

Off-Balance Sheet Arrangements

We do not engage in any activity involving special purpose entities or off-balance sheet financing.

Liquidity Outlook

We believe that our current cash and cash equivalents of $110.4 million at March 31, 2010, the cash generated from operations and our line of credit facility will satisfy our short and long-term expected working capital needs, capital expenditures, stock repurchases, and other liquidity requirements associated with our existing business operations even if we are required to hold our ARS until maturity. Capital expenditures are expected to range from $500,000 to $1.0 million per quarter.

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
estimates and impact of the costs of the acquisition of the assets of Pactolus;
expectations about benefits from and integration of the operations, technologies, products and personnel from the acquisition of the assets of Pactolus;
prospective products, future performance of current products;
the impact of our restructuring events on future operating results;
currency exchange rate fluctuations, changes in tariff and trade policies and other risks associated with foreign operations;
our projected liquidity; and
matters related to the embedded system industry, including changes in industry standards, changes in customer requirements and new product introductions.
In particular, forward-looking statements in this report include discussions of our goals, including those discussions set forth in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations." We cannot provide assurance that these goals will be achieved.
Although forward-looking statements help provide additional information about us, investors should keep in mind that forward-looking statements are only predictions, at a point in time, and are inherently less reliable than historical information. Actual results could differ materially from the anticipated results and expectations in these forward-looking statements as a result of a number of risk factors, including, among others, (a) our dependence on certain customers and high degree of customer concentration (b) the anticipated amount and timing of revenues from design wins due to our customers' product development time, cancellations or delays, (c) inability to successfully integrate Pactolus' operations, (d) the current economic uncertainty and turmoil within the global financial markets, (e) currency exchange rate fluctuations, changes in tariff and trade policies and other risks associated with foreign operations; and (f) the other factors listed in our reports filed with the SEC, including those listed under "Risk Factors" in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009, as updated in this report. These risk factors may cause our actual results to differ materially from any forward-looking statement.
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
Interest Rate Risk. We invest excess cash in debt instruments of the U.S. Government and its agencies, and those of high-quality corporate issuers. We attempt to protect and preserve our invested funds by limiting default, market, and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely affected due to a rise in interest rates while floating rate securities may produce less income than expected if interest rates decline. Due to the short duration of most of the investment portfolios, an immediate 10% change in interest rates would not have a material effect on the fair value of our investment portfolio. Additionally, the interest rate changes affect the fair market value but do not necessarily have a direct impact on our earnings or cash flows. Therefore, we would not expect our operating results or cash flows to be affected, to any significant degree, by the effect of a sudden change in market interest rates on the securities portfolio. The estimated fair value of our interest bearing investments at March 31, 2010 and December 31, 2009 was $42.8 million and $70.2 million, respectively. The effect of an immediate 10% change in interest rates would not have a material effect on our operating results or cash flows.
Foreign Currency Risk. We pay the expenses of our international operations in local currencies, namely, the Canadian Dollar, Euro, Chinese Yuan, Japanese Yen, Malaysian Ringgit, British Pound Sterling, and New Shekel. Our international operations are subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, foreign exchange rate volatility and other regulations and restrictions. Accordingly, future results could be materially and adversely affected by changes in these or other factors. We are also exposed to foreign exchange rate fluctuations as the balance sheets and income statements of our foreign subsidiaries are translated into U.S. Dollars during the consolidation process. Because exchange rates vary, these results, when translated, may vary from expectations and adversely affect overall expected profitability. Foreign currency exchange rate fluctuations resulted in a net gain of $24,000 and $125,000 for the three months ended March 31, 2010 and 2009, respectively.
Based on our policy, we have established a foreign currency exposure management program which uses derivative foreign exchange contracts to address nonfunctional currency exposures. In order to reduce the potentially adverse effects of foreign currency exchange rate fluctuations, we may enter into forward exchange contracts. These hedging transactions limit our exposure to changes in the U.S. Dollar/Canadian Dollar exchange rate, and as of March 31, 2010 the total notional or contractual value of the contracts we held was $11.9 million. These contracts will mature over the next 20 months.
Holding other variables constant, a 10% adverse fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Canadian Dollar would require an adjustment of $1.3 million, reversing our hedge asset and creating a hedge liability as of March 31, 2010, in the amount of $419,000. A 10% favorable fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Canadian Dollar would result in an adjustment of $1.3 million and our total hedge asset as of March 31, 2010, would be $2.1 million. We do not expect a 10% fluctuation to have any impact on our operating results as the underlying hedged transactions will move in an equal and opposite direction. As of March 31, 2010 our hedged positions are associated with our exposure to movements in the Canadian Dollar. If there is an unfavorable movement in the Canadian Dollar relative to our hedged positions this would be offset by reduced expenses, after conversion to the U.S. Dollar, associated with obligations paid for in the Canadian Dollar.
Convertible Notes. The fair value of the 2013 convertible senior notes is sensitive to interest rate changes as well as our common stock price. Interest rate changes would result in an increase or decrease in the fair value of the 2013 convertible senior notes due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our 2013 convertible senior notes in the open market, changes in the fair value of the senior convertible notes have no impact on our cash flows or Consolidated Financial Statements. The estimated fair value of the 2013 convertible senior notes was $41.9 million and $44.8 million at March 31, 2010 and December 31, 2009, respectively.

Item 4.    Controls and Procedures
Based on their evaluation as of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective. Management excluded from its evaluation of the effectiveness of the Company’s disclosure controls and procedures the disclosure controls and procedures of Pactolus, which was acquired effective March 11, 2010. Management was unable to assess the effectiveness of the disclosure controls and procedures of Pactolus because of the timing of the acquisition. Management expects to update its assessment of the effectiveness of the disclosure controls and procedures to include Pactolus as soon as practicable, but in any event, no later than in the Form 10-Q for the quarterly period ended September 30, 2010.
During our most recent fiscal quarter, we identified no change in our internal control over financial reporting, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.    Risk Factors
There are many factors that affect our business and the results of our operations, many of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors and Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in this report and our Annual Report on Form 10-K for the year ended December 31, 2009, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Our ability, as well as our contract manufacturers' ability, to meet customer demand depends largely on our ability to obtain raw materials and a reduction or disruption in the availability of raw materials could negatively impact our business.
The global economic contraction has caused many of our component suppliers to reduce their manufacturing capacity. As the global economy improves, our component suppliers are experiencing and will continue to experience supply constraints until they expand capacity to meet increased levels of demand. These supply constraints may adversely affect the availability and lead times of components for our products. Increased lead times mean we may have to forsake flexibility in aligning our supply to customer demand changes and increase our exposure to excess inventory since we may have to order material earlier and in larger quantities. Further, supply constraints will likely result in increased expedite and overall procurement costs as we attempt to meet customer demand requirements. In addition, these supply constraints may affect our ability, as well as our contract manufacturers' ability, to meet customer demand and thus result in missed sales opportunities and a loss of market share, negatively impacting revenues and our overall operating results. In order to secure components for the manufacturing of products, we may have to enter into non-cancelable purchase commitments with suppliers, at times make advance payments to suppliers, or purchase components strategically in advance of demand, which could impact our ability to adjust our inventory to declining market demands. If demand for our products is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges.
We increasingly rely on two major contract manufacturers to assemble certain RadiSys products, and a loss or degradation in performance of a contract manufacturer could have a material adverse effect on our business or our profitability.

We have almost completed the transition to a fully outsourced model of manufacturing. In 2009, contract manufacturers provided approximately 85% of all of our unit volume, most of which was attributable to Foxconn and Jabil. Furthermore, we intend to continue transferring manufacturing capabilities to our contract manufacturers in the future, and there is no guarantee that these transitions will be successful and timely. In addition, if these third party manufacturers fail to adequately perform, our revenues and profitability could be adversely affected. Among other things, inadequate performance by our contract manufacturers could include the production of products that do not meet our quality standards or schedule and delivery requirements and could cause us to manufacture products internally or seek additional sources of manufacturing. Additionally, our contract manufacturers may decide in the future to discontinue conducting business with us. If we are required to change contract manufacturers or assume internal manufacturing operations due to any termination of the agreements with our contract manufacturers, we may lose revenue, experience manufacturing delays, incur increased costs or otherwise damage our customer relationships. We cannot guarantee that we will be able to establish alternative manufacturing relationships on similar terms.

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

Item 6.    Exhibits
(a)    Exhibits
Exhibit No	Description
10.1*	Summary of Compensatory Arrangements of Certain Officers.

10.2*	Summary of Revisions to Compensatory Arrangements of Directors.

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
RADISYS CORPORATION
Dated:	May 7, 2010	By:	/S/ SCOTT C. GROUT
Scott C. Grout
President and Chief Executive Officer

Dated:	May 7, 2010	By:	/S/ BRIAN BRONSON
Brian Bronson
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX
Exhibit No	Description
10.1*	Summary of Compensatory Arrangements of Certain Officers.

10.2*	Summary of Revisions to Compensatory Arrangements of Directors.

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith