Form 10-Q
period 2010-06-30
RADISYS CORP
filed 2010-08-06
CIK 873044

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

 (Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

(Former name, former address and former fiscal year, if changed since last report)

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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act)     Yes  [ ]    No  [x]
Number of shares of common stock outstanding as of August 5, 2010: 24,174,564

RADISYS CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RADISYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues	$75,011	$78,093	$142,318	$155,697
Cost of sales:
Cost of sales	50,979	52,155	96,349	104,106
Amortization of purchased technology	1,747	1,619	3,388	3,238
Total cost of sales	52,726	53,774	99,737	107,344
Gross margin	22,285	24,319	42,581	48,353
Research and development	9,605	10,450	19,311	21,647
Selling, general and administrative	11,583	11,362	22,805	23,174
Intangible assets amortization	186	647	346	1,294
Restructuring (reversals) charges, net	(176)	2,957	25	4,435
Income (loss) from operations	1,087	(1,097)	94	(2,197)
Interest expense	(548)	(596)	(1,116)	(1,186)
Interest income	196	256	507	651
Other income, net	42	89	21	212
Income (loss) before income tax expense (benefit)	777	(1,348)	(494)	(2,520)
Income tax expense (benefit)	187	770	(36)	39,696
Net income (loss)	$590	$(2,118)	$(458)	$(42,216)
Net income (loss) per share:
Basic	$0.02	$(0.09)	$(0.02)	$(1.81)
Diluted	$0.02	$(0.09)	$(0.02)	$(1.81)
Weighted average shares outstanding:
Basic	24,104	23,401	24,025	23,261
Diluted	24,350	23,401	24,025	23,261

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$122,012	$100,672
Restricted cash	25,796	—
Short-term investments	—	54,321
ARS settlement right	—	7,833
Accounts receivable, net	43,211	44,614
Other receivables	2,223	3,708
Inventories, net	15,216	15,325
Inventory deposit, net	1,863	2,126
Other current assets	4,162	4,679
Deferred tax assets, net	2,047	1,912
Total current assets	216,530	235,190
Property and equipment, net	9,155	9,926
Intangible assets, net	10,276	10,720
Long-term deferred tax assets, net	14,896	14,925
Other assets	7,781	6,273
Total assets	$258,638	$277,034

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,305	$29,073
Accrued wages and bonuses	8,026	6,934
Deferred income	4,654	3,156
Line of credit	17,327	41,287
Other accrued liabilities	10,814	14,302
Total current liabilities	73,126	94,752
Long-term liabilities:
2013 convertible senior notes	50,000	50,000
Other long-term liabilities	2,475	2,565
Total long-term liabilities	52,475	52,565
Total liabilities	125,601	147,317
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock — $.01 par value, 5,664 shares authorized; none issued or outstanding	—	—
Common stock — no par value, 100,000 shares authorized; 24,171 and 23,876 shares issued and outstanding at June 30, 2010 and December 31, 2009	263,343	258,670
Accumulated deficit	(134,772)	(134,314)
Accumulated other comprehensive income:
Cumulative translation adjustments	4,337	4,614
Unrealized gain on hedge instruments	129	747
Total accumulated other comprehensive income	4,466	5,361
Total shareholders’ equity	133,037	129,717
Total liabilities and shareholders’ equity	$258,638	$277,034

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, unaudited)

	Common stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total	Total Comprehensive Loss (1)
	Shares	Amount
Balances, December 31, 2009	23,876	$258,670	$(134,314)	$5,361	$129,717
Shares issued pursuant to benefit plans	239	1,554		—	1,554
Stock-based compensation associated with employee benefit plans	—	3,440		—	3,440
Vesting of restricted stock units	91	—		—	—
Restricted share forfeitures for tax settlements	(35)	(321)		—	(321)
Net adjustment for fair value of hedge derivatives	—	—		(618)	(618)	(618)
Translation adjustments	—	—		(277)	(277)	(277)
Net loss for the period	—	—	(458)	—	(458)	(458)
Balances, June 30, 2010	24,171	$263,343	$(134,772)	$4,466	$133,037
Total comprehensive loss for the six months ended June 30, 2010						$(1,353)

(1)    For the three and six months ended June 30, 2010 and 2009, total comprehensive loss consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss) for the period	$590	$(2,118)	$(458)	$(42,216)
Net adjustment for fair value of hedge derivatives	(645)	699	(618)	658
Translation adjustments	(97)	301	(277)	67
Total comprehensive loss	$(152)	$(1,118)	$(1,353)	$(41,491)

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(458)	$(42,216)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,262	7,763
Inventory valuation allowance	817	2,005
Deferred tax valuation allowance	—	42,003
Deferred income taxes	112	938
Canadian deferred tax foreign exchange benefit	—	(3,204)
Non-cash interest expense	224	224
Gain on disposal of property and equipment	(385)	—
ARS settlement right	7,833	2,513
Gain on ARS	(7,854)	(2,799)
Stock-based compensation expense	3,440	4,717
Other	204	175
Changes in operating assets and liabilities:
Accounts receivable	1,746	5,565
Other receivables	1,485	(438)
Inventories	(756)	1,401
Inventory deposit	263	—
Other current assets	(219)	(1,056)
Accounts payable	3,197	(7,010)
Accrued wages and bonuses	934	(2,328)
Accrued restructuring	(2,198)	3,251
Deferred revenue	1,228	1,754
Other accrued liabilities	(582)	(700)
Net cash provided by operating activities	15,293	12,558
Cash flows from investing activities:
Acquisition of Pactolus, net of cash acquired	(3,385)	—
Proceeds from sale of auction rate securities	62,175	100
Capital expenditures	(1,873)	(1,605)
Restricted cash	(25,796)	—
Purchase of long-term assets	(2,569)	(42)
Proceeds from the sale of property and equipment	437	—
Net cash provided by (used in) investing activities	28,989	(1,547)
Cash flows from financing activities:
Payments on capital lease obligation	—	(98)
Net settlement of restricted shares	(321)	(318)
Borrowings on line of credit	13,732	265
Payments on line of credit	(37,691)	—
Proceeds from issuance of common stock	1,554	2,741
Net cash (used in) provided by financing activities	(22,726)	2,590
Effect of exchange rate changes on cash	(216)	16
Net increase in cash and cash equivalents	21,340	13,617
Cash and cash equivalents, beginning of period	100,672	73,980
Cash and cash equivalents, end of period	$122,012	$87,597
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$688	$688
Income Taxes paid	$382	$89
The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Significant Accounting Policies
RadiSys Corporation (the “Company” or “RadiSys”) has adhered to the accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2009 in preparing the accompanying interim consolidated financial statements. The preparation of these statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Additionally, the accompanying financial data as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
The financial information included herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for interim periods.
Recent Accounting Pronouncements
In January 2010, the FASB issued Accounting Standard Update ("ASU") No. 2010-06, "Improving Disclosures about Fair Value Measurements" ("ASU 2010-06"), which amended standards to require additional fair value disclosures. These amended standards require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. The Company adopted the applicable portion of the ASU 2010-06 during the three months ended March 31, 2010. The implementation of this portion of ASU 2010-06 did not have a material impact on the Company’s financial position, financial performance, or cash flows; however, it changed the way in which the Company discloses information regarding fair value measurements. The implementation of the remaining portions of this standard will not have a material impact on the Company’s financial position, financial performance, or cash flows; however, it will change the way in which the Company discloses information regarding fair value measurements.
Revenue Recognition
Multiple Element Arrangements
A significant portion of the Company's revenue relates to product sales for which revenue is recognized upon shipment, with limited judgment required related to product returns. Product sales are shipped FOB shipping point. The software content included in certain components of Advanced Telecommunications Computing Architecture ("ATCA") systems and Convedia Media Servers is considered to be more than incidental and these arrangements generally include multiple elements such as hardware, technical support services as well as software upgrades or enhancements on a when and if available basis. Arrangements that include multiple elements require significant management judgment to evaluate the effective terms of agreements, our performance commitments and determination of fair value of the various deliverables under the arrangement. During the first quarter of 2010 the Company elected early adoption of ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” ("ASU 2009-13") and ASU No. 2009-14, “Certain Arrangements That Include Software Elements,” (amendments to FASB ASC Topic 985, Software) (“ASU 2009-14”). Adoption of ASU 2009-13 and ASU 2009-14 allows the Company to meet separation criteria required for multiple element arrangements where it could not previously establish a fair value for one or more of the relevant deliverables. Previously, when the Company could not establish fair value for certain technical support agreements all revenue was deferred. These revenues were then recognized over the appropriate period, generally coinciding with an explicit or implied support period, or in some cases until all elements of the arrangement had been delivered. Under ASU 2009-13, overall consideration is allocated among the separate units of accounting based on their relative fair value. This will result in the ability to recognize each unit of accounting upon delivery. Revenue for hardware, which includes software that is considered more than incidental, will be recognized upon delivery whereas technical support services will be recognized over the applicable service period.
ASU 2009-13 provides a fair value hierarchy in order to determine the appropriate relative fair value for each element of an arrangement. When available, the Company uses vendor specific objective evidence (“VSOE”) to determine the estimated selling price. In the absence of VSOE or third-party evidence ("TPE") for a delivered element, the Company then uses an estimated selling price in order to determine fair value. Estimated selling prices represent the Company's best estimate of the price at which it would transact if the deliverable were sold on a standalone basis. For technical support services, the Company generally determines its selling price based on VSOE as supported by substantive renewal rates in the related service agreements. In certain instances where the Company has VSOE cannot be established, the Company then relies upon its estimated selling price for such deliverables as TPE is generally not available due to the unique company specific terms surrounding such service agreements. In establishing an appropriate estimated selling price for these technical support agreements, the Company considered entity specific factors such as its historical and projected costs, historical and projected revenues, and profit objectives. The Company also considered market specific factors when establishing reasonable profit objectives.
The transition guidance provided within ASU 2009-13 is only allowed to be applied to new or substantially modified arrangements. No previously existing arrangements were modified during the quarter and therefore existing arrangements were not effected by ASU 2009-13. This guidance was applied to new revenue arrangements arising in the first quarter of 2010 where tangible products were bundled with technical support services.
Adoption of ASU 2009-13 and ASU 2009-14 has not materially affected the Company's consolidated financial statements for the three and six months ended June 30, 2010. In the future, the application of this guidance may have a material impact to the results of operations based on the revenue growth of new arrangements arising in the first quarter of 2010 as well as future material revenue arrangements.

Note 2 — Investments

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash Equivalents
Money market mutual funds (A)	$25,853	$25,853	$15,885	$15,885
Short-term investments and ARS settlement right
Auction rate securities	$—	$—	$54,321	$54,321
ARS settlement right	—	—	7,833	7,833
Total short-term investments and ARS settlement right	$—	$—	$62,154	$62,154

(A)
Balance includes $25.8 million and $826,000 in money market mutual funds restricted by the Company’s investment bank as of June 30, 2010 and December 31, 2009, respectively. As of June 30, 2010, the majority of the balance represents restricted money market mutual funds resulting from the Company's exercise of its settlement right with UBS. All restricted amounts are held as collateral by the Company’s investment bank unless the bank permits withdrawal of all or part of such amounts.

As of December 31, 2009, the Company held investments in auction rate securities (“ARS”), the majority of which represented interests in collateralized debt obligations supported by pools of government-backed student loans with S&P AAA or Moody's Aaa ratings at the time of purchase. During the first quarter of 2008, the Company's portfolio of ARS experienced multiple failed auctions as the amount of securities submitted for sale exceeded the amount of purchase orders. An auction failure, which is not a default in the underlying debt instrument, occurs when there are more sellers than buyers at a scheduled interest rate auction date and parties desiring to sell their auction rate securities are unable to do so. During the fourth quarter of 2008, the Company accepted a settlement offer from its investment bank, UBS AG, the parent company of the securities firm with which the Company holds its ARS, associated with the failed auctions. Under the terms of the offer, the Company had the right to require the bank to repurchase at par value its ARS investments at any time between June 30, 2010 and June 30, 2012. As the Company planned to require UBS to repurchase its ARS on June 30, 2010, these investments were classified as short-term investments at December 31, 2009. For its ARS settlement right, the Company elected the fair value option for financial assets and financial liabilities. Management elected the fair value option for the ARS settlement right in order to quantify its agreement with UBS, as it guarantees settlement at par value, which essentially offsets any impairment on its ARS.
The Company recorded its ARS and corresponding settlement right at fair value, using the income approach, in accordance with the applicable GAAP using level 3 inputs, as defined in Note 3-Fair Value of Financial Instruments. The Company considered various inputs to estimate the fair value of its ARS at December 31, 2009, including the estimated time believed to allow the market for such investments to recover, projected estimates of future risk-free rates, as well as premiums designed to account for liquidity and credit risks associated with its ARS holdings.
The Company determined the fair value of its ARS settlement right based on the difference between the estimated fair value of the ARS and the par value of the ARS. This difference was then discounted based on the future date when the settlement right is expected to be exercised to account for the time value of money and to reflect the degree of credit risk associated with UBS. The discount rate used took into consideration the risk free rate as well as UBS's credit quality.
On June 30, 2010, the Company exercised its settlement right with UBS and as a result the investment bank repurchased the Company's remaining balance of ARS. As of June 30, 2010, the Company held no ARS investments; however, it did have a balance of restricted money market mutual funds in the amount of $25.8 million. As of June 30, 2010, these funds were held as collateral against the outstanding balance on the Company's line of credit with UBS. In general, proceeds from the sale or call of the Company's ARS are required to first pay down any outstanding balances on the Company's line of credit, however, as of June 30, 2010, the transaction to do so had not fully settled. On July 1, 2010, the transaction settled and the Company had no outstanding balances on its UBS line of credit nor any restricted money market mutual funds. The Company recorded net gains of $6,000 and $21,000 during the three and six months ended June 30, 2010, respectively, resulting from the exercise of its settlement right. These gains are included in other income, net in the accompanying Consolidated Statement of Operations.

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
The following table summarizes the fair value measurements as of June 30, 2010, for the Company's financial instruments, (in thousands):

	Fair Value Measurements as of June 30, 2010
	June 30, 2010	Level 1	Level 2	Level 3
Cash equivalents	$25,853	$25,853	$—	$—
Cash surrender value of life insurance contracts	3,045	—	3,045	—
Foreign currency forward contracts	53	—	53	—
Total	$28,951	$25,853	$3,098	$—
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
The following table outlines changes in the fair value of the Company's ARS and ARS settlement right, where fair value is determined using Level 3 inputs:

	Fair Value
	Short-term investments	ARS settlement right
Balance as of December 31, 2009	$54,321	$7,833
Realized gain(A)	7,854	—
Exercise of ARS settlement right(B)	—	(7,833)
Sales of auction rate securities	(62,175)	—
Balance as of June 30, 2010	$—	$—

(A)
Refer to Note 2 - Investments for discussion of the inputs used in determining the appropriate fair values for the Company's ARS and ARS settlement right. Realized gains related to the Company's ARS, which totaled $7.9 million and $4.3 million for the three and six months ended June 30, 2010, respectively, are included in other income in the Company's Consolidated Statement of Operations. Unrealized gains on the Company’s ARS, which totaled $1.1 million and $2.8 million for the three and six months ended June 30, 2009, respectively, are included in other income in the Company’s Consolidated Statement of Operations.

(B)
Valuation of the Company's ARS settlement right was performed using a present value approach on the difference between the estimated fair value and the par value of the ARS investments. Therefore, there was an inverse relationship between changes in the value of the Company's ARS investments and its settlement right. Realized losses related to the Company's ARS settlement right, which totaled $7.8 million and $4.3 million, for the three and six months ended June 30, 2010, respectively, are included in other income in the Company's Consolidated Statement of Operations. Unrealized losses on the Company’s ARS settlement right, which totaled $944,000 and $2.5 million, for the three and six months ended June 30, 2009, respectively, are included in other income in the Company’s Consolidated Statement of Operations.

Note 4 — Accounts Receivable and Other Receivables
Accounts receivable consists of trade accounts receivable. Accounts receivable balances consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Accounts receivable, gross	$44,166	$45,580
Less: allowance for doubtful accounts	(955)	(966)
Accounts receivable, net	$43,211	$44,614
The Company utilized $9,000 and $11,000 of its provision for allowance for doubtful accounts during the three and six months ended June 30, 2010. The Company recorded no additional provisions for allowance for doubtful accounts during the three and six months ended June 30, 2009.
As of June 30, 2010 and December 31, 2009, the balance in other receivables was $2.2 million and $3.7 million, respectively. Other receivables consisted primarily of non-trade receivables including receivables for inventory sold to the Company's contract manufacturing partners. There is no revenue recorded associated with non-trade receivables.

Note 5 — Inventories
Inventories consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Raw materials	$9,181	$14,066
Work-in-process	(5)	985
Finished goods	10,148	5,066
	19,324	20,117
Less: inventory valuation allowance	(4,108)	(4,792)
Inventories, net	$15,216	$15,325

	June 30, 2010	December 31, 2009
Inventory deposit (A)	$3,597	$3,024
Less: inventory deposit valuation allowance	(1,734)	(898)
Inventory deposit, net	$1,863	$2,126

(A)
The Company is contractually obligated to reimburse one of its contract manufacturers for the cost of excess inventory, purchased based on the Company's forecasted demand, when there is no alternative use. The Company's inventory deposit represents a cash deposit paid to one of its contract manufacturers for excess and obsolete inventory. The deposit is recorded net of adverse purchase commitment liabilities, and therefore the net balance of the deposit represents inventory the Company believes will be utilized. The deposit will be applied against future adverse purchase commitments owed to the Company's contract manufacturers or reduced based on the usage of inventory. See Note 10 - Commitments and Contingencies for additional information regarding the Company's adverse purchase commitment liability.

Consigned inventory is held at third-party locations, including the Company's contract manufacturing partners and customers. The Company retains title to the inventory until purchased by the third-party. Consigned inventory, consisting of raw materials and finished goods, was $2.9 million and $3.0 million at June 30, 2010 and December 31, 2009, respectively.
During the three months ended June 30, 2010 and 2009, the Company recorded provisions for excess and obsolete inventory of $283,000 and $1.1 million, respectively. During the six months ended June 30, 2010 and 2009, the Company recorded provisions for excess and obsolete inventory of $817,000 and $2.0 million, respectively.

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

Cash	$115
Tangible assets	490
Liabilities assumed	(565)
Developed technology	2,600
Customer related intangibles	700
Goodwill	160
Total	$3,500
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

Note 7 — Accrued Restructuring and Other Charges
Accrued restructuring, which is included in other accrued liabilities in the accompanying Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009, consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
First quarter 2009 restructuring charge	$—	$263
Second quarter 2009 restructuring charge	322	1,933
Fourth quarter 2009 restructuring charge	505	829
Total accrued restructuring charges	$827	$3,025
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
First Quarter 2009 Restructuring
During the first quarter of 2009, the Company initiated a restructuring plan that included the elimination of 29 positions. The restructuring was initiated in an effort to lower the Company's overall cost structure in accordance with operating plan targets. Total costs of the first quarter 2009 restructuring activities included accrued severance obligations, and healthcare benefits, which totaled $1.5 million. During the three months ended June 30, 2010 and 2009, the Company recorded net reversals of $53,000 and $29,000, respectively, in previously accrued amounts resulting from changes in estimates. During the six months ended June 30, 2010, the Company recorded a net reversal of $85,000 of previously recorded expenses resulting from changes in estimates. During the six months ended June 30, 2009, the Company incurred a total of $1.5 million in restructuring charges, which were comprised almost entirely of employee payroll related severance costs. As of June 30, 2010, all activities associated with this restructuring were completed.
The following table summarizes the changes to the first quarter 2009 restructuring costs (in thousands):

Employee Termination and Related Costs
Balance accrued as of December 31, 2009	$263
Additions	—
Reversals	(85)
Expenditures	(178)
Balance accrued as of June 30, 2010	$—

Second Quarter 2009 Restructuring
During the second quarter of 2009, the Company initiated a restructuring plan that includes the elimination of 115 positions and the relocation of eight employees as part of two strategic initiatives within manufacturing operations and engineering. As part of the initiative, the Company plans to transition to a fully outsourced manufacturing model, which will transfer remaining manufacturing from its manufacturing plant in Hillsboro, Oregon to its manufacturing partners in Asia. The plan also includes consolidating the Company's North American research and development ("R&D") positions and programs, and specifically transferring current projects from its design center in Boca Raton, Florida, to other existing R&D centers. To date the Company has incurred total second quarter 2009 restructuring costs of $3.2 million which consisted primarily of accrued severance obligations, healthcare benefits, relocation incentives and related payroll taxes as well as equipment moving costs. During the three months ended June 30, 2010, the Company recorded a net reversal of $89,000 in previously accrued amounts due to changes in previously accrued employee severance and related payroll costs which were offset by equipment moving expenses. During the six months ended June 30, 2010, the Company recorded a net addition of $71,000 in additional costs associated with this restructuring plan primarily related to equipment moving expenses. Reversals for the three and six months ended June 30, 2010, were primarily related to employees who were assigned new positions within the Company. During the three and six months ended June 30, 2009, the Company incurred $3.0 million in restructuring expenses, which consisted of accrued severance obligations, healthcare benefits, relocation incentives and related payroll taxes. The initial costs were primarily related to employee severance and associated payroll costs along with equipment moving costs. This transition is expected to be complete by the fourth quarter of 2010.
The following table summarizes the changes to the second quarter 2009 restructuring costs (in thousands):

	Employee Termination and Related Costs	Other	Total
Balance accrued as of December 31, 2009	$1,885	$48	$1,933
Additions	219	129	348
Reversals	(249)	(28)	(277)
Expenditures	(1,533)	(149)	(1,682)
Balance accrued as of June 30, 2010	$322	$—	$322
Fourth Quarter 2009 Restructuring
During the fourth quarter of 2009, the Company initiated a restructuring plan that includes the elimination of 22 positions at various locations throughout the company. The primary focus of this initiative is to align expenses with the Company's 2010 operating plan objectives, which include the need to continue focusing on lowered costs. To date the Company has incurred total fourth quarter 2009 restructuring costs of $922,000, which consisted primarily of severance and related payroll costs as well as healthcare benefits. During the three months ended June 30, 2010, the Company recorded a net reversal of $30,000 in previously accrued amounts. During the six months ended June 30, 2010, the Company recorded a net addition of $40,000 in additional costs associated with this restructuring plan primarily related to additional employee severance and associated payroll costs. The Company expects all activities associated with this restructuring plan to be completed by the fourth quarter of 2010.
The following table summarizes the changes to the fourth quarter 2009 restructuring costs (in thousands):

Employee Termination and Related Costs
Balance accrued as of December 31, 2009	$829
Additions	72
Reversals	(32)
Expenditures	(364)
Balance accrued as of June 30, 2010	$505

Note 8 — Short-Term Borrowings
Silicon Valley Bank

The Company has a secured revolving line of credit agreement with Silicon Valley Bank, which provides the Company with a two-year secured revolving credit facility of $30.0 million, which is subject to a borrowing base and secured by its accounts receivable. The term of the agreement goes through September 30, 2011. Borrowings under the agreement bear interest at the prime rate, which was 3.25% as of June 30, 2010, or LIBOR, which was 0.35% as of June 30, 2010, plus 1.25%, with either interest rate determined by the Company’s election. The Company is required to make interest payments monthly. The Company is further required to pay a commitment fee equal to 0.08% of the $30.0 million maximum borrowing limit on an annual basis, and to pay quarterly in arrears an unused facility fee in an amount equal to 0.375% per year of the unused amount of the facility. In addition, the credit facility provides sub-facilities for letters of credit and foreign exchange contracts to be issued on the Company’s behalf.
The credit facility requires the Company to make and maintain certain financial covenants, representations, warranties and other agreements that are customary in credit agreements of this type, which are disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2009. As of June 30, 2010, the Company was in compliance with all covenants associated with its line of credit agreement with Silicon Valley Bank.
As of June 30, 2010 and December 31, 2009, respectively, the Company had no outstanding balances on the line of credit or letters of credit issued on its behalf.
UBS
On June 30, 2010, the Company exercised its settlement right with UBS, which resulted in the repurchase by UBS of the Company's remaining ARS investments. As of June 30, 2010, the exercise of the Company's settlement right with UBS had not fully settled and, therefore, the Company had an outstanding balance of $17.3 million on its line of credit with UBS. On July 1, 2010, upon complete settlement of the transaction to exercise its settlement right with UBS, the Company repaid its line of credit with UBS in full and has no further unused capacity or ability to borrow under this line of credit.
The settlement right and line of credit with UBS resulted from an offer made by UBS in 2008 to its clients holding auction rate securities. Under the terms of the offer, UBS AG issued ARS settlement rights to the Company, which in addition to the terms discussed in Note 2 - Investments, also entitled the Company to receive no net cost loans from UBS AG, or its affiliates, for up to 75% of the market value of the Company's ARS.
The Company accepted the offer and entered into a Credit Line Agreement (the “Credit Line”), including an Addendum to Credit Line Account Application and Agreement, with UBS. The amount of interest the Company will pay under the Credit Line is intended to equal the amount of interest the Company would receive with respect to the Company's ARS and is currently set at T-Bill plus 1.20%, which will be subject to market fluctuations. The borrowings under the Credit Line are payable upon demand; however, UBS Bank USA or its affiliates are required to provide to the Company alternative financing on substantially similar terms, unless the demand right was exercised as a result of certain specified events or the customer relationship between UBS Bank USA and the Company is terminated for cause by UBS Bank USA. As of June 30, 2010 and December 31, 2009, the Company had outstanding balances on the Credit Line in the amount of $17.3 million and $41.3 million, respectively.

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
The following table outlines the effective interest rate, contractually stated interest costs, and costs related to the amortization of issuance costs for the Company's 2013 convertible senior notes during the three and six months ended June 30, 2010 and 2009:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Effective interest rate	3.64%	3.64%	3.64%	3.64%
Contractually stated interest costs	$344	$344	$688	$688
Amortization of interest costs	$112	$112	$224	$224
As of June 30, 2010 and December 31, 2009, the Company had outstanding 2013 convertible senior notes with a face value of $50.0 million. As of June 30, 2010 and December 31, 2009, the fair value of the Company's 2013 convertible senior notes was $49.1 million and $44.8 million, respectively.

Note 10 - Commitments and Contingencies
Adverse Purchase Commitments
The Company is contractually obligated to reimburse its contract manufacturers for the cost of excess inventory used in the manufacture of the Company's products, if there is no alternative use. This liability, referred to as adverse purchase commitments, is provided for in other accrued liabilities in the accompanying Consolidated Balance Sheets. Estimates for adverse purchase commitments are derived from reports received on a quarterly basis from the Company's contract manufacturers. Increases to this liability are charged to cost of goods sold. When and if the Company takes possession of inventory reserved for in this liability, the liability is transferred from other accrued liabilities to the excess and obsolete inventory valuation allowance. Adverse purchase commitments amounted to $1.9 million and $1.8 million at June 30, 2010 and December 31, 2009, respectively. For the three months ended June 30, 2010 and 2009, the Company reversed previous accruals for adverse purchase commitments of $37,000 and a net provision for adverse purchase commitments of $168,000. For the six months ended June 30, 2010 and 2009, the Company recorded a net provision for adverse purchase commitments of $61,000 and $425,000, respectively.
Guarantees and Indemnification Obligations
As permitted under Oregon law, the Company has agreements whereby it indemnifies its officers, directors and certain finance employees for certain events or occurrences while an officer, director or employee is or was serving in such capacity at the request of the Company. The term of the indemnification period is for the officer's, director's or employee's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. To date, the Company has not incurred any costs associated with these indemnification agreements. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2010.
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
The following is a summary of the change in the Company's warranty accrual reserve (in thousands):

	For the Six Months Ended
	June 30,
	2010	2009
Warranty liability balance, beginning of the period	$2,810	$3,072
Product warranty accruals	1,835	2,107
Utilization of accrual	(1,852)	(2,232)
Warranty liability balance, end of the period	$2,793	$2,947
The warranty liability balance is included in other accrued liabilities in the accompanying Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009.

Note 11 — Basic and Diluted Net Loss per Share
A reconciliation of the numerator and the denominator used to calculate basic and diluted loss per share is as follows (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator — Basic
Net income (loss), basic	$590	$(2,118)	$(458)	$(42,216)
Numerator — Diluted
Net income (loss), basic	$590	$(2,118)	$(458)	$(42,216)
Interest on convertible notes, net of tax benefit (A)	—	—	—	—
Net income (loss), diluted	$590	$(2,118)	$(458)	$(42,216)
Denominator — Basic
Weighted average shares used to calculate loss per share, basic	24,104	23,401	24,025	23,261
Denominator — Diluted
Weighted average shares used to calculate loss per share, basic	24,104	23,401	24,025	23,261
Effect of convertible notes (A)	—	—	—	—
Effect of dilutive stock options, ESPP, and unvested restricted stock (B)	246	—	—	—
Weighted average shares used to calculate loss per share, diluted	24,350	23,401	24,025	23,261
Net income (loss) per share:
Basic	$0.02	$(0.09)	$(0.02)	$(1.81)
Diluted (A), (B)	$0.02	$(0.09)	$(0.02)	$(1.81)

(A)
For the three and six months ended June 30, 2010 and 2009, 3.8 million as-if converted shares associated with the Company's 2013 convertible senior notes were excluded from the calculation as their effect would have been anti-dilutive.

(B)	For the three and six months ended June 30, 2010 and 2009, the following equity awards, by type, were excluded from the calculation, as their effect would have been anti-dilutive (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Stock options	2,399	3,864	2,495	3,864
Restricted stock	773	209	923	209
Total equity award shares excluded	3,172	4,073	3,418	4,073

Note 12 — Income Taxes
The Company's effective tax rate for the three months ended June 30, 2010 and 2009, differs from the statutory rate primarily due to a full valuation allowance provided against its United States (“U.S.”) net deferred tax assets, Canadian research and experimental development claims, the impact of stock option expense, the amortization of goodwill for tax purposes and taxes on foreign income that differ from the U.S. tax rate.
The Company utilizes the asset and liability method of accounting for income taxes. The Company records deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon the Company's review of all positive and negative evidence, including its projected three year U.S. cumulative pre-tax book loss and taxable loss, it concluded that a full valuation allowance should continue to be recorded against its U.S. net deferred tax assets in the three months ended March 31, 2010. In certain other foreign jurisdictions, where the Company does not have cumulative losses or other negative evidence, the

Company had net deferred tax assets of $16.9 million and $16.8 million at June 30, 2010 and December 31, 2009, respectively. In the future, if the Company determines that it is more likely than not that it will realize its U.S. net deferred tax assets, it will reverse the applicable portion of the valuation allowance and recognize an income tax benefit in the period in which such determination is made.
The Company's unrecognized tax benefits of $1.9 million did not change during the three months ended June 30, 2010. The Company's liability for potential interest and penalties associated with uncertain tax positions increased by $15,000 during the three months ended June 30, 2010. The ending balances for the unrecognized tax benefits and interest and penalties, were approximately $1.9 million and $661,000, respectively, at June 30, 2010. The Company anticipates recognizing unrecognized tax benefit, accrued interest and penalties, of approximately $1.6 million, $469,000 and $189,000, respectively, due to the expiration of the statute of limitations within the next twelve months.
During the three months ended March 31, 2010, the IRS completed its examination of the 2007 and 2008 tax years. The Company agreed with the IRS proposed adjustment in full and paid the additional tax and interest assessments of $148,000 and $3,000, respectively. Also, during the three months ended June 30, 2010, the French tax authority completed its examination of the Company's branch operations in France for the 2007 and 2008 tax years with no income tax adjustment. The Company is also currently under examination by the Canada Revenue Agency for tax years 2006 through 2008. To date, no proposed adjustment has been made by the Canadian tax authorities and the Company believes that it has adequately provided for uncertain tax positions at June 30, 2010. However, should the Company experience an unfavorable outcome; it could have a material impact on its results of operations, financial position, and cash flows. The Company is not currently under examination by tax authorities in any other states or foreign jurisdictions.

Note 13 — Stock-based Compensation
During the three months ended June 30, 2010, 5,000 stock options were issued to employees under the RadiSys Corporation 2007 Stock Plan. During the three months ended June 30, 2010, no restricted stock units were issued under the RadiSys Corporation 2007 Stock Plan. During the three months ended June 30, 2009, 112,000 stock options and less than 1,000 restricted stock units were issued to employees under the 2007 Stock Plan. During the six months ended June 30, 2010, 58,000 stock options and 34,000 restricted stock units were issued to employees under the RadiSys Corporation 2007 Stock Plan. During the six months ended June 30, 2009, 794,000 stock options and 1,000 restricted stock units were issued to employees under the 2007 Stock Plan.
Stock-based compensation was recognized and allocated as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Cost of sales	$202	$209	$446	$549
Research and development	297	476	708	1,228
Selling, general and administrative	1,081	1,241	2,286	2,706
Restructuring	—	—	—	234
Total	$1,580	$1,926	$3,440	$4,717

Note 14 — Hedging
The Company’s activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates. The Company manages these risks through the use of forward exchange contracts, designated as foreign-currency cash flow hedges, in an attempt to reduce the potentially adverse effects of foreign currency exchange rate fluctuations that occur in the normal course of business. As such, the Company’s hedging activities are all employed solely for risk management purposes as defined in GAAP for derivative instruments and hedging activities. All hedging transactions are conducted with, in the opinion of management, financially stable and reputable financial institutions. For the year ended December 31, 2009 and for the three and six months ended June 30, 2010, the only hedge instruments executed by the Company are associated with its exposure to fluctuations in the Canadian Dollar which result from obligations such as payroll and rent paid in Canadian Dollar.
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
The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives are expected to remain highly effective in future periods. For the three and six months ended June 30, 2010 and for the year ended December 31, 2009, the Company had no hedge ineffectiveness.
During the three months ended June 30, 2010, the Company entered into 12 new foreign currency forward contracts, with total contractual values of $2.1 million. During the three months ended June 30, 2009, the Company entered into 12 new foreign currency forward contracts, with a total contractual value of $1.7 million. During the six months ended June 30, 2010, the Company entered into 32 new foreign currency forward contracts, with total contractual values of $4.5 million. During the six months ended June 30, 2009, the Company entered into 24 new foreign currency forward contracts, with a total contractual value of $6.7 million.
 A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments designated as cash flow hedges at June 30, 2010 is as follows (in thousands):

	Contractual/Notional Amount	Consolidated Balance Sheet Classification	Estimated Fair Value
Type of Cash Flow Hedge			Asset	(Liability)
Foreign currency forward exchange contracts	$12,096	Other current assets	$260	$(207)
A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments designated as cash flow hedges at December 31, 2009 is as follows:

	Contractual/Notional Amount	Consolidated Balance Sheet Classification	Estimated Fair Value
Type of Cash Flow Hedge			Asset	(Liability)
Foreign currency forward exchange contracts	$11,224	Other current assets	$842	$—
The effect of derivative instruments on the consolidated financial statements for the three months ended June 30, 2010 was as follows (in thousands):

	Effective Portion			Ineffective Portion
Type of Cash Flow Hedge	Hedge Gain (Loss) Recognized in Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Hedge Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Recognized	Hedge Gain (Loss) Recognized
Foreign currency forward exchange contracts	$(645)
		Cost of sales	$(31)	None	$—
		Research and development	$(208)	None	$—
		Selling, general and administrative	$(47)	None	$—
The effect of derivative instruments on the consolidated financial statements for the six months ended June 30, 2010 was as follows (in thousands):

	Effective Portion			Ineffective Portion
Type of Cash Flow Hedge	Hedge Gain (Loss) Recognized in Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Hedge Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Recognized	Hedge Gain (Loss) Recognized
Foreign currency forward exchange contracts	$(618)
		Cost of sales	$(59)	None	$—
		Research and development	$(398)	None	$—
		Selling, general and administrative	$(91)	None	$—
The effect of derivative instruments on the consolidated financial statements for the three months ended June 30, 2009 was as follows:

	Effective Portion			Ineffective Portion
Type of Cash Flow Hedge	Hedge Gain (Loss) Recognized in Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Hedge Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Recognized	Hedge Gain (Loss) Recognized
Foreign currency forward exchange contracts	$450
		Cost of sales	$(28)	None	$—
		Research and development	$(175)	None	$—
		Selling, general and administrative	$(46)	None	$—
The effect of derivative instruments on the consolidated financial statements for the six months ended June 30, 2009 was as follows:

	Effective Portion			Ineffective Portion
Type of Cash Flow Hedge	Hedge Gain (Loss) Recognized in Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Hedge Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Recognized	Hedge Gain (Loss) Recognized
Foreign currency forward exchange contracts	$80
		Cost of sales	$(55)	None	$—
		Research and development	$(413)	None	$—
		Selling, general and administrative	$(108)	None	$—
Over the next twelve months, the Company expects to reclassify into earnings a gain of approximately $137,000, currently recorded as other comprehensive income, as a result of the maturity of currently held forward exchange contracts.
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
Revenues on a product and services basis are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Hardware	$68,635	$74,071	$129,399	$147,268
Software royalties and licenses	4,463	2,392	8,441	5,030
Software maintenance	599	799	2,036	1,632
Engineering and other services	1,314	831	2,442	1,767
Total revenues	$75,011	$78,093	$142,318	$155,697
Generally, the Company’s customers are not the end-users of its products. The Company ultimately derives its revenues from two end markets as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Communications Networking	$55,079	$65,275	$105,734	$127,306
Commercial Systems	19,932	12,818	36,584	28,391
Total revenues	$75,011	$78,093	$142,318	$155,697
Information about the Company’s geographic revenues and long-lived assets by geographical area is as follows (in thousands):
Geographic Revenues

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
United States	$23,277	$23,835	$49,551	$46,193
Other North America	226	85	441	1,450
North America	$23,503	$23,920	$49,992	$47,643
Europe, the Middle East and Africa (“EMEA”)	21,345	19,509	39,024	44,939
Asia Pacific	30,163	34,664	53,302	63,115
Total	$75,011	$78,093	$142,318	$155,697
Long-lived assets by Geographic Area

	June 30, 2010	December 31, 2009
Property and equipment, net
United States	$6,316	$6,914
Other North America	788	914
EMEA	44	71
Asia Pacific	2,007	2,027
Total property and equipment, net	$9,155	$9,926
Goodwill (A)
EMEA	$160	$—
Total goodwill	$160	$—
Intangible assets, net
United States	$2,470	$4,088
Other North America	1,305	962
EMEA	6,501	5,670
Total intangible assets, net	$10,276	$10,720

(A)	Goodwill is included in other assets, net, in the Company's Consolidated Balance Sheet as of June 30, 2010.
For the three and six months ended June 30, 2010 and 2009, the following customers accounted for more than 10% of total revenues:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Nokia Siemens Networks	41.4%	53.1%	37.8%	51.7%
NEI (primarily related to end customer Danaher)	9.0%	N/A	12.1%	N/A
As of June 30, 2010, only one customer, Nokia Siemens Networks accounted for more than 10% of the Company's accounts receivable balance. This customer accounted for 44.9% and 30.8% of accounts receivable as of June 30, 2010 and December 31, 2009, respectively.

Note 16 — Subsequent Events
ARS Settlement Right
On June 30, 2010, the Company exercised its settlement right with UBS, which resulted in UBS repurchasing the Company's remaining ARS investments. On July 1, 2010, upon settlement of the sale of ARS investments to UBS, the Company repaid its total outstanding line of credit with UBS. Once the line of credit was paid in full, the remaining cash held at UBS, classified as restricted as of June 30, 2010, was transferred out of UBS. The line of credit with UBS was terminated as of July 2, 2010, upon completion of all of the parties' obligations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction and Overview
RadiSys Corporation is a leading provider of innovative hardware and software platforms for next generation IP-based wireless, wireline and video networks. RadiSys products include its market leading Advanced Telecommunications Computing Architecture ("ATCA") and Internet Protocol ("IP") Media Server platforms as well as application software for new IP-based communications services. These products enable customers to bring more new high-value applications and services to market faster with a lower investment. RadiSys products are used in a wide variety of applications including 3G/4G/long term evolution ("LTE") wireless voice, data and video, Femtocell, voice over internet protocol ("VoIP") and Video over IP communications and conferencing, voice quality enhancement ("VQE"), and secure defense communications. Unless required by context, or as otherwise indicated, “we,” “us,” “our” and similar terms, as well as references to the “Company” and “RadiSys” refer to RadiSys Corporation and include all of our consolidated subsidiaries.
Our Markets
We provide application-ready software and hardware platforms to the following two markets:
Communications Networks
The communications networks market is comprised of two product categories: next-generation and legacy/traditional communication networking products. Included in our next-generation communications product group are ATCA and media server products. Included in our legacy/traditional product group are our legacy/traditional wireless products and all other communications networks products that are not included in the next-generation communications group.
We enable applications in the ATCA market such as 3G/4G/LTE wireless voice, data and video, Femtocell, VoIP and Video over IP communications and conferencing, VQE, WiMax, IP Video ("IPTV") and secure defense communications, among others.
We enable applications in the media server market such as audio conferencing, network voice services, unified messaging, video services and VQE.
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
Experienced technical resources. Our research and development ("R&D") staff has extensive experience in designing embedded hardware and software solutions. We believe that our customers benefit from the broad array of standards-based solutions that our R&D staff continues to develop and support.
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
Broad portfolio of products. Our product lines include a large portfolio of solutions including fully integrated platforms and application-ready systems with software content. Our product portfolio addresses a large range of customer requirements and applications. We believe that over time many of our customers will increasingly rely on a smaller set of suppliers who can address a broader set of their solution needs.
Our Strategy
To build market leadership in standards-based advanced infrastructure platforms in our target markets. We believe this strategy enables our customers to focus their resources and development efforts on their key areas of competency, allowing them to provide higher value systems with a time-to-market advantage and a lower total cost. We believe that we are currently the leading vendor in ATCA, IP Media Servers as well as COM Express solutions. We intend to continue to invest significant R&D and sales and marketing resources to build our presence in these market segments.
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

Product Developments
Convedia® Media Servers (“CMS”).
During the six months ended June 30, 2010, we had the following significant developments associated with our media server line of products.
•
Our Integrated Mobile Media Server ("IMMS") received the NGN 2010 Leadership Award from Technology Marketing Corporations NGN Magazine. IMMS enhances mobile service providers' ability to grow new revenues from the expansion of 3G mobile video services and emerging 4G LTE deployments.
•
The VQE feature for our media server was recognized for exceptional innovation by Unified Communications Magazine and won 2009 product of the year. This feature improves audio quality, minimizes end-to-end delay and streamlines network integration.
•
We announced real-time transcoding services for our media server product family. This transcoding capability converts one type of digital encoding standard to another, achieving interoperability among media streams using different endpoints in the network. TEMs and service providers need flexible, IP-based solutions to support the new transcoding requirements in converged IP-based mobile, NGN and IP Multimedia Subsystem networks.
•
The Company was awarded new business in North America, China and Europe in voice and video services, video lawful intercept, conferencing and voice mail applications.
•
In the first quarter of 2010 we acquired the assets of Pactolus, a developer of next-generation IP communications solutions for converged TDM/IP and SIP enabled VoIP networks. Pactolus software is used in operator-assisted and reservationless conferencing, prepaid/post-paid long distance services and is installed in over 45 telecommunications service provider customers worldwide. We believe that the acquisition will further strengthen our offering of telecom solutions.
•
We were again named the market leader in media servers for the sixth consecutive year by Infonetics Research. RadiSys' media servers captured approximately 60.0% of the total fourth quarter 2009 market and approximately 57.0% for the full year 2009, which represents an 8.0% and 10.0% gain, respectively, from 2008.
•
We were awarded our first VoIP VQE win with a North American Tier 1 service provider. This was an important win for us as it expands the market for our media server products to now include VQE. In addition, we won new media server business in applications including announcements, IVR and conferencing.
ATCA Product Family - Promentum®
During the six months ended June 30, 2010, we had the following significant developments associated with our ATCA line of products.
•
We announced the Promentum C2 Server, the industry's first ruggedized portable ATCA platform designed to provide the performance and features required for demanding, mobile applications in military/aerospace.
•
Our 40G ATCA platform received the NGN 2010 Leadership Award from Technology Marketing Corporation's NGN Magazine.
•
We were awarded new ATCA business in network security, military reconnaissance, test and measurement, and Ethernet Passive Optical Network ("EPON") applications. The network security win was of notable size with a Tier 1 TEM. The test and measurement win was for a carrier test equipment project in Asia and demonstrates one of the many different adjacent markets that are starting to adopt ATCA.
•
We reached some significant deployment milestones with our ATCA customers during the three months ended June 30, 2010. Two separate satellite communications programs began field development. In addition, a mobile network solutions provider customer started installations with a top North American carrier using our ATCA solutions. Also, a new WiMax infrastructure provider customer in India reached significant milestones leading to deployment in the next few months.
•
Our 40G ATCA platform was named as a recipient of the 2009 Product of the Year Award by Technology Marketing Corporation's Internet Telephony magazine.
•
We announced three new ATCA products that offer customers increased choice and flexibility in 10/40G processing power. We believe that these new products provide significant performance increases and improved energy efficiency over previous processing technology and target applications for the communications and military/aerospace markets.
•
We were awarded new ATCA system business in LTE, WiMAX, Femtocell Gateway, WLAN and satellite communication applications. The LTE win was of notable size with a Tier 1 TEM in Asia. The WiMAX win was with a new customer for an Access Service Network ("ASN") gateway project in India.
•
We reached several significant deployment milestones with our ATCA customers in the quarter. A customer's Femtocell deployment in North America is now planned to occur sooner than expected. A global Tier 1 TEM is in customer trials with RadiSys ATCA solutions. In addition, a satellite communications deployment using RadiSys ATCA solutions is currently scheduled for the second quarter.
Commercial Product Line - Procelerant™
During the six months ended June 30, 2010, we had the following significant developments associated with our commercial line of products.
•
We were awarded new COM Express business in rugged military PDA, medical imaging, patient monitoring, Private Automatic Branch Exchange ("PABX"), military mobile platform and test and measurement. Specifically, the PABX win was for a strategic new telecom customer in Europe.
•
We introduced a new ruggedized COM Express module for deployment in harsh military/aerospace industrial environments that require extended temperature and vibration specifications. In addition, we released a new rack mount server platform with significant performance increases and improved energy efficiency for applications such as medical imaging and video streaming.
•
We were awarded new COM Express business in medical imaging, network switch, VoIP and defense applications.
Financial Results
Total revenue was $75.0 million and $78.1 million for the three months ended June 30, 2010 and 2009, respectively. Total revenue was $142.3 million and $155.7 million for the six months ended June 30, 2010 and 2009, respectively. Backlog was approximately $44.3 million and $51.4 million at June 30, 2010 and December 31, 2009, respectively. Backlog includes all purchase orders scheduled for delivery within 12 months. The decrease in revenues for the three and six months ended June 30, 2010 compared to the same periods in 2009 was due to decreased revenues from our legacy/traditional communications networks products. Our legacy/traditional communications networks revenues decreased by $12.0 million or 31.2%, to $26.5 million in the three months ended June 30, 2010 from $38.5 million in the three months ended June 30, 2009. During the six months ended June 30, 2010 legacy/traditional communications networks revenues decreased by $28.9 million or 38.3% to $46.5 million from $75.4 million for the six months ended June 30, 2009. Partially offsetting these declines were increased revenues from our next-generation communications networks products, which increased by $1.8 million or 6.8%, to $28.6 million in the three months ended June 30, 2010 from $26.8 million in the three months ended June 30, 2009. For the six months ended June 30, 2010, next-generation communications network product revenues increased by $7.3 million or 14.1% to $59.2 million from $51.9 million for the same period in the prior year. Further offsetting declines in overall legacy communications revenues were increased revenues from commercial products, which increased $7.1 million or 55.5%, to $19.9 million for the three months ended June 30, 2010 from $12.8 million for the three months ended June 30, 2009. For the six months ended June 30, 2010, revenues from commercial products increased by $8.2 million or 28.9% to $36.6 million from $28.4 million for the same period in the prior year.
For the three months ended June 30, 2010, net income was $590,000 compared to a net loss of $2.1 million for the three months ended June 30, 2009. For the three months ended June 30, 2010, net income per share was $0.02 while our net loss per share was $0.09 for the three months ended June 30, 2009. The Company changed from a net loss to net income primarily due to a reduction in restructuring expenses, which totaled $3.0 million for the three months ended June 30, 2009, as compared to reversals of $176,000 for the three months ended June 30, 2010. Net loss was $458,000 and $42.2 million for the six months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009 net loss per share was $0.02 and $1.81, respectively. The decrease in net loss for the six months ended June 30, 2010, as compared to the same period in 2009, was primarily due to a reduction in income tax expense, which totaled $39.7 million for the six months ended June 30, 2009, as compared to an income tax benefit of $36,000 for the six months ended June 30, 2010. The establishment of a valuation allowance for our U.S. deferred tax assets during the three months ended March 31, 2009 was the cause of the significant increase in income tax expense between the two periods. Absent the charge associated with our valuation allowance in 2009, our net loss decreased by $2.1 million during the six months ended June 30, 2010 as compared to the same period in 2009. The reduction in net loss of $2.1 million was due to lower overall operating expenses partially offset by lower gross margins on reduced revenues. Operating expenses declined by $8.1 million or 16.0%, to $42.5 million during the six months ended June 30, 2010 from $50.6 million for the six months ended June 30, 2009. The decline was primarily driven by a reduction in restructuring charges of $4.4 million along with lower levels of R&D spending. R&D spending was down $2.3 million due to cost cutting measures initiated over the past year, which included the movement of certain R&D functions to lower cost regions.
Cash and cash equivalents amounted to $122.0 million and $100.7 million at June 30, 2010 and December 31, 2009, respectively. The increase in cash and cash equivalents during the six months ended June 30, 2010, was primarily driven by cash generated from our investing activities totaling $29.0 million along with cash from operating activities in the amount of $15.3 million. Cash flows from investing activities were the result of the exercise of our settlement right with UBS along with proceeds from calls of our auction rate securities ("ARS"), which collectively totaled $62.2 million. These proceeds were offset by restricted cash in the amount $25.8 million, held as collateral against the Company's UBS line of credit which totaled $17.3 million at June 30, 2010. The line of credit was paid in full on July 1, 2010 thus removing all restrictions on cash. Cash generated by investing activities was offset by the purchase of the assets of Pactolus for $3.4 million during the six months ended June 30, 2010. Offsetting these increases were cash flows used in financing activities of $22.7 million largely due to a net pay down on our UBS line of credit which totaled $24.0 million.
Critical Accounting Policies and Estimates
We reaffirm our critical accounting policies and use of estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant changes during the three months ended June 30, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 except as discussed in Note 1 - Significant Accounting Policies - Recent Accounting Pronouncements of the Notes to the Consolidated Financial Statements.

Results of Operations
The following table sets forth certain operating data as a percentage of revenues for the three and six months ended June 30, 2010 and 2009.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales:
Cost of sales	68.0	66.8	67.7	66.9
Amortization of purchased technology	2.3	2.1	2.4	2.0
Total cost of sales	70.3	68.9	70.1	68.9
Gross margin	29.7	31.1	29.9	31.1
Research and development	12.8	13.4	13.6	13.9
Selling, general, and administrative	15.4	14.5	16.0	14.9
Intangible assets amortization	0.2	0.8	0.2	0.8
Restructuring (reversals) charges, net	(0.2)	3.8	0.0	2.8
Income (loss) from operations	1.4	(1.4)	0.1	(1.4)
Interest expense	(0.7)	(0.8)	(0.8)	(0.8)
Interest income	0.3	0.3	0.4	0.4
Other income, net	0.1	0.1	0.0	0.1
Income (loss) before income tax expense (benefit)	1.0	(1.7)	(0.3)	(1.6)
Income tax expense (benefit)	0.2	1.0	(0.0)	25.5
Net income (loss)	0.8%	(2.7)%	(0.3)%	(27.1)%
Comparison of Three and Six Months Ended June 30, 2010 and 2009
Revenues

Revenues decreased by $3.1 million or 3.9%, to $75.0 million in the three months ended June 30, 2010 from $78.1 million in the three months ended June 30, 2009. Revenues decreased by $13.4 million or 8.6%, to $142.3 million in the six months ended June 30, 2010 from $155.7 million in the six months ended June 30, 2009.
The following table sets forth our revenues by market (in thousands):

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
Next-generation Communications Networks Products	$28,591	$26,762	$1,829	$59,236	$51,921	$7,315
Traditional Communications Networks Products	26,488	38,513	(12,025)	46,498	75,385	(28,887)
Total Communications Networks Products	$55,079	$65,275	$(10,196)	$105,734	$127,306	$(21,572)
Medical Products	9,319	5,247	4,072	16,335	11,633	4,702
Other Commercial Products	10,613	7,571	3,042	20,249	16,758	3,491
Total Commercial Products	$19,932	$12,818	$7,114	$36,584	$28,391	$8,193
Total revenues	$75,011	$78,093	$(3,082)	$142,318	$155,697	$(13,379)
Communications Networks Product Group
Revenues in the communications networks product group decreased by $10.2 million, or 15.6%, to $55.1 million for the three months ended June 30, 2010, from $65.3 million for the three months ended June 30, 2009. For the six months ended June 30, 2010, revenues in the communications networks product group decreased by $21.6 million, or 16.9%, to $105.7 million from $127.3 million for the same period in 2009. The decrease was driven by the maturity of our legacy/traditional communications networks products, which resulted in a decline in revenue of $12.0 million or 31.2% and $28.9 million or 38.3% for the three and six months ended June 30, 2010, respectively, as compared with the same periods in 2009. Partially offsetting the decline in revenues from our legacy/traditional products is the transition to next-generation communications networks products by some of these customers. Revenues from our next-generation communications networks products increased by $1.8 million or 6.8%, in the three months ended June 30, 2010, compared to the same period in 2009. For the six months ended June 30, 2010, revenues from our next-generation communications networks product group increased by $7.3 million or 14.1%, as compared to the same period in 2009. Increased revenues from our next-generation communications networks products were primarily driven by increased deployments along with increased ramping of new products.
Commercial Products Group
Revenues in our commercial products group increased by $7.1 million or 55.5%, to $19.9 million for the three months ended June 30, 2010 from $12.8 million for the three months ended June 30, 2009. For the six months ended June 30, 2010, revenues in our commercial products group increased by $8.2 million or 28.9%, to $36.6 million from $28.4 million for the six months ended June 30, 2009. Increased revenues from the commercial products group were driven primarily by increased medical products revenues. In addition, revenues from products included in the other commercial products category increased by $3.0 million or 40.2% and $3.5 million or 20.8% for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. Revenues from medical and other commercial products grew primarily due to increased customer spending driven by an overall improvement in the economy and the healthcare sector in particular as compared to the same periods in 2009.
Given the dynamics of these markets, we may experience general fluctuations in the percentage of revenue attributable to each market. As a result, quarter to quarter and year to year comparisons of our markets often are not indicative of overall economic trends affecting the long-term performance of our markets.
Revenue by Geography
The following tables outline overall revenue dollars and the percentage of revenues, by geographic region, for the three and six months ended June 30, 2010 and 2009:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
North America	$23,503	$23,920	$49,992	$47,643
EMEA	21,345	19,509	39,024	44,939
Asia Pacific	30,163	34,664	53,302	63,115
Total	$75,011	$78,093	$142,318	$155,697

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
North America	31.3%	30.6%	35.1%	30.6%
EMEA	28.5	25.0	27.4	28.9
Asia Pacific	40.2	44.4	37.5	40.5
Total	100.0%	100.0%	100.0%	100.0%
North America. From a geographic perspective, revenues from North America increased by $2.3 million or 4.9%, to $50.0 million for the six months ended June 30, 2010, from $47.6 million for the six months ended June 30, 2009. North America revenues for the three months ended June 30, 2010, compared to the same period in 2009 were relatively flat. The overall increase in revenue dollars and increase in the percentage of revenues from North America for the six month period in 2010, compared to 2009 is primarily due to an increase in North American deployments of our next-generation communications networks products as well as increased revenues from our commercial products.
EMEA. During the three months ended June 30, 2010, revenues from EMEA increased by $1.8 million or 9.4%, as compared to the same period in 2009. This increase was driven by increased revenues from medical and next-generation communications networks products. During the six months ended June 30, 2010, revenues from the EMEA region declined by $5.9 million, compared to the same period in 2009. This decrease was primarily driven by the maturity of our legacy/traditional communications networks products.
Asia Pacific. Revenues from the Asia Pacific region declined by $4.5 million and $9.8 million during the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. As a percent of total revenues Asia Pacific declined 4.2 percentage points and 3.0 percentage points for the three and six months ended June 30, 2010 and 2009, respectively, as compared to the same periods in 2009. These declines are due to decreased revenues from our legacy/traditional communications networks products.
Gross Margin. Gross margin as a percentage of revenues decreased 1.4 percentage points, to 29.7% for the three months ended June 30, 2010, from 31.1% for the three months ended June 30, 2009. Gross margin as a percentage of revenues decreased 1.2 percentage points, to 29.9% for the six months ended June 30, 2010, from 31.1% for the six months ended June 30, 2009. This decrease was largely driven by unfavorable changes in our product mix, which were partially offset by lower manufacturing and operational costs including decreased charges for excess and obsolete inventory as well as a $385,000 gain from the disposal of manufacturing equipment during the six months ended June 30, 2010. During the three and six months ended June 30, 2009 we had a more favorable product mix relative to 2010 due to a larger volume of sales of our Media Server product line which resulted from the timing of shipments of these products in 2009. Lower manufacturing and operating costs were the result of continued realization of internal process improvements implemented over the last few years coupled with benefits from our transition to a fully outsourced manufacturing model. Specifically, charges related to excess and obsolete inventory decreased by $408,000 and $823,000 during the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. The gain from the disposal of manufacturing equipment was a result of our transition to a fully outsourced manufacturing model and the sale of fully depreciated manufacturing equipment.
Research and Development. R&D expenses consist primarily of salary, bonuses and benefits for product development staff, and cost of design and development supplies and equipment, net of reimbursements for nonrecurring engineering services. R&D expenses decreased $845,000, or 8.1%, to $9.6 million for the three months ended June 30, 2010 from $10.5 million for the three months ended June 30, 2009. For the six months ended June 30, 2010, R&D expenses decreased $2.3 million, or 10.8%, to $19.3 million from $21.6 million for the six months ended June 30, 2009. This decrease is primarily the result of lower incentive and stock compensation costs, which decreased by $325,000 or 30.2% and $815,000 or 34.1% for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. In addition, payroll and payroll related costs decreased by $318,000 for the six months ended June 30, 2010, as compared to the same period in 2009. Lower stock and incentive compensation, as well as lower payroll costs, resulted from our transition to lower cost regions along with a lower payout factor for incentive compensation. Further contributing to the decrease were lower project costs, which decreased by $236,000 and $645,000 during the three and six months ended June 30, 2010, as compared to the same periods in 2009. Offsetting these decreases were increased costs related to the integration of Pactolus for which the Company experienced a full quarter of expense.
Selling, General, and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of salary, commissions, bonuses and benefits for sales, marketing, executive and administrative personnel, as well as professional services and costs of other general corporate activities. SG&A expenses increased by $221,000 or 1.9%, to $11.6 million for the three months ended June 30, 2010 from $11.4 million for the three months ended June 30, 2009. The increase in SG&A costs during the three months ended June 30, 2010 was primarily due to a reallocation of expenses associated with unused manufacturing space totaling $271,000, increased travel expenses of $211,000, along with increases in marketing and professional service costs of $198,000 and $183,000, respectively. Unused manufacturing space has resulted from our transition to a fully outsourced manufacturing model. Expenses associated with unused manufacturing space include rent and other related facilities costs that were previously charged to cost of goods sold. Increased travel expenses were associated with increased sales and marketing activities as compared to the same period in the prior year. These increases were offset by lower costs related to incentive compensation, stock compensation and sales commissions, which collectively decreased by $496,000, or 16.8%, to $2.5 million for three months ended June 30, 2010 from $3.0 million for the three months ended June 30, 2009. Decreases in incentive compensation were driven by a lower projected payout factor based on a lower level of projected target operating income attainment, as compared to the same period in 2009. Decreased sales commissions were directly related to the reduction in revenues, as compared to the same period in 2009.
SG&A expenses decreased by $369,000 or 1.6%, to $22.8 million for the six months ended June 30, 2010 from $23.2 million for the six months ended June 30, 2009. The decrease in SG&A costs for the six months ended June 30, 2010, as compared to the same period in 2009 was driven by lower costs related to incentive compensation, stock compensation and sales commissions, which collectively decreased by $1.3 million, or 20.2%, to $5.0 million for six months ended June 30, 2010 from $6.2 million for the six months ended June 30, 2009. Decreases in incentive compensation were driven by a lower projected payout factor based on a lower level of projected target operating income attainment while decreased sales commissions were directly related to the reduction in revenues, as compared to the same period in 2009. This decrease was further driven by lower payroll and payroll related costs which decreased by $326,000 or 3.0% to $10.4 million for the six months ended June 30, 2010 from $10.7, as compared to the same period in 2009. Lower payroll related costs are the result of restructuring activities undertaken over the past year. Offsetting these declines were increased costs for travel of $473,000 along with increases in professional service and marketing costs of $425,000 and $188,000, respectively. Additionally, for the six months ended June 30, 2010 SG&A includes the allocation of costs associated with unused manufacturing space, as described above, in the amount of $500,000 which was previously charged to cost of goods sold.
Stock-based Compensation Expense. Stock-based compensation expense consists of amortization of stock-based compensation associated with stock options, restricted shares and shares issued to employees as a result of the employee stock purchase plan (“ESPP”). Stock-based compensation expense decreased by $346,000 or 18.0%, to $1.6 million for the three months ended June 30, 2010 from $1.9 million for the three months ended June 30, 2009. Stock-based compensation expense decreased by $1.3 million or 27.1%, to $3.4 million for the six months ended June 30, 2010 from $4.7 million for the six months ended June 30, 2009. One of the primary reasons for the decrease in stock-based compensation expense was our restructuring activities that have occurred over the past year. As a result of our restructuring activities many awards have been forfeited and there has been a decrease in the participation in our ESPP. During the three and six months ended June 30, 2010 stock-based compensation related to our ESPP decreased by $239,000 and $825,000, respectively, as compared to the same periods in 2009. This decline in ESPP expense was also due to a liquidity discount applied to the stock-based compensation calculation to reflect a one year holding period that was added to the plan at the end of 2009. The liquidity discount accounted for $63,000 and $197,000 of the decrease in ESPP related stock-based compensation between the three and six months ended June 30, 2010 compared to the same periods in 2009. Partially offsetting these declines was $481,000 and $940,000 in additional stock-based compensation during the three and six months ended June 30, 2010, associated with shares granted from our long-term incentive plan in the fourth quarter of 2009. Another partial offset was related to $234,000 in incremental stock-based compensation for the three months ended March 31, 2009 that resulted from the modification of equity awards for certain employees involved in our restructuring activities.
We recognized stock-based compensation expense as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Cost of sales	$202	$209	$446	$549
Research and development	297	476	708	1,228
Selling, general and administrative	1,081	1,241	2,286	2,706
Restructuring	—	—	—	234
Total	$1,580	$1,926	$3,440	$4,717
Intangible Assets Amortization. Intangible assets consist of purchased technology, patents and other identifiable intangible assets. Intangible assets amortization expense included within operating expenses was $186,000 and $647,000 for the three months ended June 30, 2010 and 2009, respectively. Intangible assets amortization expense included within operating expenses was $346,000 and $1.3 million for the six months ended June 30, 2010 and 2009, respectively. Intangible assets amortization decreased due to assets that became fully amortized during the fourth quarter of 2009. We perform reviews for impairment of the purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
Restructuring and Other Charges. We evaluate the adequacy of the accrued restructuring and other charges on a quarterly basis. As a result, we record certain reclassifications and reversals to the accrued restructuring and other charges based on the results of the evaluation. The total accrued restructuring and other charges for each restructuring event are not affected by reclassifications. Reversals are recorded in the period in which we determine that expected restructuring and other obligations are less than the amounts accrued. During the three and six months ended June 30, 2010, we recorded restructuring and other charges and reversals as described below.
First Quarter 2009 Restructuring. During the first quarter of 2009, we initiated a restructuring plan that included the elimination of 29 positions. The restructuring was initiated to align our costs with our annual operating plan. Included in these costs were charges related to the modification of equity awards to certain employees included in this restructuring activity. During the three months ended June 30, 2009, we recorded a net reversal of $29,000 in previously accrued amounts. During the six months ended June 30, 2009, we incurred a total of $1.5 million in restructuring charges, which were comprised almost entirely of employee payroll related severance costs. During the three and six months ended June 30, 2010, we recorded net reversals of $53,000 and $85,000, respectively, of previously recorded expenses resulting primarily from the re-assignment of employees initially included in the restructuring plan. As of June 30, 2010, all activities associated with this restructuring were completed.
Second Quarter 2009 Restructuring. During the second quarter of 2009, we initiated a restructuring plan that includes the elimination of 115 positions and the relocation of eight employees as part of two strategic initiatives within manufacturing operations and engineering. As part of the initiative, we plan to transition to a fully outsourced manufacturing model, which will transfer remaining manufacturing from our manufacturing plant in Hillsboro, Oregon to our manufacturing partners in Asia. The plan also includes consolidating our North American research and development positions and programs, and specifically transferring current projects from our design center in Boca Raton, Florida, to other existing R&D centers. During the three and six months ended June 30, 2009, we incurred $3.0 million in restructuring expenses, which consisted of accrued severance obligations, healthcare benefits, relocation incentives and related payroll taxes. During the three months ended June 30, 2010, we recorded a net reversal of $89,000 in previously accrued amounts primarily due to the re-assignment of employees initially included in the restructuring plan. During the six months ended June 30, 2010, we recorded a net addition of $71,000 in additional costs associated with employee severance and associated payroll costs along with equipment moving costs. Our transition to a fully outsource manufacturing model and all activities associated with this restructuring plan are expected to be complete by the fourth quarter of 2010.
Fourth Quarter 2009 Restructuring. During the fourth quarter of 2009, we initiated a restructuring plan that includes the elimination of 22 positions at various locations throughout the company. The primary focus of this initiative is to align expenses with our 2010 operating plan objectives, which include the need to continue focusing on lowered costs. During the three months ended June 30, 2010, we recorded a net reversal of $30,000 in previously accrued amounts. During the six months ended June 30, 2010, we recorded a net addition of $40,000 in additional costs associated with this restructuring plan primarily related to additional employee severance and associated payroll costs. We expect all activities associated with this restructuring plan to be completed by the fourth quarter of 2010.
Interest Expense. Interest expense includes interest incurred on our convertible notes and our lines of credit. Interest expense decreased $48,000, or 8.1%, to $548,000 during the three months ended June 30, 2010 from $596,000 during the three months ended June 30, 2009. Interest expense decreased $70,000, or 5.9%, to $1,116,000 during the six months ended June 30, 2010 from $1,186,000 during the six months ended June 30, 2009. The decrease in interest expense during the three and six months ended

June 30, 2010, compared to the same periods in 2009, was driven by a decreased balance on our revolving line of credit.
Interest Income. Interest income decreased $60,000, or 23.4%, to $196,000 for the three months ended June 30, 2010 from $256,000 for the three months ended June 30, 2009. Interest income decreased $144,000, or 22.1%, to $507,000 for the six months ended June 30, 2010 from $651,000 for the six months ended June 30, 2009. Interest income decreased largely as a result of a decline in the weighted average balance of interest bearing investments held, coupled with a decline in the average yield on investments, as compared to the same periods in 2009.
Income Tax Provision. We recorded a tax provision of $187,000 and $770,000 for the three months ended June 30, 2010 and 2009, respectively. We recorded a tax benefit of $36,000 and a tax provision of $39.7 million for the six months ended June 30, 2010 and 2009, respectively. We expect the effective tax rate for the twelve months ending December 31, 2010 to be a benefit of approximately 76.0% as compared to an expense of 1,217.3% for the twelve months ended December 31, 2009. The anticipated decrease in the effective tax rate is primarily due to discrete items related to the full valuation allowance against our U.S. net deferred tax assets, the revaluation of our Canadian net deferred tax assets for the year ended December 31, 2009 and recognition of unrecognized tax benefit, accrued interest and penalties due to the expiration of the statute of limitations.
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

Liquidity and Capital Resources
The following table summarizes selected financial information as of the dates indicated and for the six months ended June 30, 2010 and 2009 and for the year ended December 31, 2009:

	June 30, 2010	December 31, 2009	June 30, 2009
	(Dollar amounts in thousands)
Cash and cash equivalents	$122,012	$100,672	$87,597
Restricted cash	$25,796	$—	$—
Short-term investments	$—	$54,321	$53,912
Cash and cash equivalents and investments	$147,808	$154,993	$141,509
Working capital	$143,404	$140,438	$131,897
Accounts receivable, net	$43,211	$44,614	$39,986
Inventories, net	$15,216	$15,325	$26,540
Accounts payable	$32,305	$29,073	$27,113
Revolving line of credit	$17,327	$41,287	$39,800
2013 convertible senior notes	$50,000	$50,000	$50,000
Days sales outstanding (A)	53	54	47
Days to pay (B)	58	52	47
Inventory turns (C)	13.4	11.8	7.9
Inventory turns — days (D)	27	30	46
Cash cycle time — days (E)	22	32	46

(A)	Based on ending net trade receivables divided by daily revenue (quarterly revenue, annualized and divided by 365 days).

(B)	Based on ending accounts payable divided by daily cost of sales excluding amortization of purchased technology (quarterly cost of sales, annualized and divided by 365 days).

(C)	Based on quarterly cost of sales excluding amortization of purchased technology, annualized divided by ending inventory, including inventory deposits.

(D)	Based on ending inventory, including inventory deposits, divided by daily cost of sales excluding amortization of purchased technology (quarterly cost of sales, annualized and divided by 365 days).

(E)	Days sales outstanding plus inventory turns - days, less days to pay.
 Cash and cash equivalents increased by $21.3 million to $122.0 million at June 30, 2010 from $100.7 million at December 31, 2009. Activities impacting cash and cash equivalents are as follows:
Cash Flows

	For the Six Months Ended
	June 30,
	2010	2009
	(In thousands)
Cash provided by operating activities	$15,293	$12,558
Cash provided by (used in) investing activities	28,989	(1,547)
Cash (used in) provided by financing activities	(22,726)	2,590
Effects of exchange rate changes	(216)	16
Net increase in cash and cash equivalents	$21,340	$13,617
During the six months ended June 30, 2010 and 2009, we used $1.9 million and $1.6 million, respectively, for capital expenditures. During the six months ended June 30, 2010, capital expenditures consisted primarily of additions associated with our transition to a fully outsourced manufacturing model as well as upgrades and expansion of our internal infrastructure. During the six months ended June 30, 2009, capital expenditures consisted primarily of upgrades to our internal infrastructure.
The increase in cash provided by investing activities was the result of gross proceeds from ARS investments purchased from UBS through the exercise of the Company's settlement right or from the ARS being called by the original issuer. Proceeds from ARS activities totaled $62.2 million and were partially offset by restricted cash associated with our UBS line of credit. The restricted cash represented funds held at UBS that were used as collateral against the UBS line of credit and resulted from settlements of ARS investments. On July 1, 2010 the restricted cash of $25.8 million was used to pay in full the UBS line of credit, which had a balance of $17.3 million at June 30, 2010, with the remaining funds transferred to other RadiSys accounts. Another partial offset to the proceeds from ARS investments resulted from the acquisition of Pactolus' assets for $3.4 million in cash.
During the six months ended June 30, 2010 and 2009, we received $1.6 million and $2.7 million, respectively, in proceeds from the issuance of common stock through our stock compensation plans.
Changes in foreign currency rates unfavorably impacted beginning cash balances during the six months ended June 30, 2010 by $216,000. Due to our international operations where transactions are recorded in functional currencies other than the U.S. Dollar, the effects of changes in foreign currency exchange rates on existing cash balances during any given period results in amounts on the consolidated statements of cash flows that may not reflect the changes in the corresponding accounts on the consolidated balance sheets.
As of June 30, 2010 and December 31, 2009, working capital was $143.4 million and $140.4 million, respectively. Our working capital remained flat as of June 30, 2010 from the balance at December 31, 2009 as our current asset and liabilities balances decreased by $18.7 million and $21.6 million, respectively. The decrease in our current asset and liabilities balances were primarily due to the settlement of our ARS balances for which proceeds were used to pay down our UBS line of credit. As of June 30, 2009 working capital was $131.9 million and the improvement in our working capital balance since June 30, 2009 was primarily due to cash generated from operations.
Investments
Investments consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Short-term investments (ARS)	$—	$54,321
UBS settlement right	—	7,833
	$—	$62,154
As of December 31, 2009, we held investments in ARS, the majority of which represented interests in collateralized debt obligations supported by pools of government-backed student loans with S&P AAA or Moody’s Aaa ratings at the time of purchase. During the first quarter of 2008, our portfolio of ARS investments experienced multiple failed auctions as the amount of securities submitted for sale exceeded the amount of purchase orders. An auction failure, which is not a default in the underlying debt instrument, occurs when there are more sellers than buyers at a scheduled interest rate auction date and parties desiring to sell their auction rate securities are unable to do so. During the fourth quarter of 2008, we accepted a settlement offer from our investment bank, UBS AG, associated with the failed auctions. Under the terms of the offer, we had the right to require the bank to repurchase at par value our ARS investments at any time between June 30, 2010 and June 30, 2012. During the three months ended June 30, 2010, we exercised our settlement right with UBS and as a result the investment bank repurchased our remaining balance of ARS. As of June 30, 2010, we held no ARS investments, however we had a balance of cash restricted as described above. We recorded net gains of $6,000 and $21,000 associated with our settlement right during the three and six months ended June 30, 2010, respectively, which are included in other income, net in the accompanying Consolidated Statement of Operations.
Lines of Credit
Silicon Valley Bank
We have a secured revolving line of credit agreement with Silicon Valley Bank (the "Agreement"). The Agreement provides us with a two-year secured revolving credit facility of $30.0 million, which is subject to a borrowing base and secured by our accounts receivable. Borrowings under the Agreement bear interest at the prime rate, which was 3.25% as of June 30, 2010, or LIBOR, which was 0.35% as of June 30, 2010, plus 1.25%, with either interest rate determined by our election. We are required to make interest payments monthly. We are further required to pay a commitment fee equal to 0.08% of the $30.0 million maximum borrowing limit on an annual basis, and to pay quarterly in arrears an unused facility fee in an amount equal to 0.375% per year of the unused amount of the facility. In addition, the Agreement provides sub-facilities for letters of credit and foreign exchange contracts to be issued on our behalf.
The Agreement requires us to make and maintain certain financial covenants, representations, warranties and other agreements that are customary in credit agreements of this type, which are disclosed in full in our annual report on Form 10-K for the year ended December 31, 2009.
As of June 30, 2010, we had no outstanding balances on the line of credit or letters of credit issued on our behalf.
UBS
On June 30, 2010, we exercised our settlement right with UBS, which resulted in the repurchase by UBS of our remaining ARS investments. On July 1, 2010, upon the settlement of the ARS investments sold to UBS, we repaid our line of credit with UBS in full. On July 2, 2010 the UBS line of credit was terminated upon completion of all of the parties' obligations.
The settlement right and line of credit with UBS resulted from an offer made by UBS in 2008 to its clients holding ARS. Under the terms of the offer, UBS AG issued ARS settlement rights to us, which also entitled us to receive no net cost loans from UBS AG, or its affiliates, for up to 75% of the market value of our ARS.
We accepted the offer and entered into a Credit Line Agreement (the “Credit Line”), including an Addendum to Credit Line Account Application and Agreement, with UBS Bank USA. The amount of interest we will pay under the Credit Line is intended to equal the amount of interest we would receive with respect to our auction rate securities and is currently set at T-Bill plus 1.20%, which will be subject market fluctuations. The borrowings under the Credit Line are payable upon demand; however, UBS Bank USA or its affiliates are required to provide to us alternative financing on substantially similar terms, unless the demand right was exercised as a result of certain specified events or the customer relationship between UBS Bank USA and us is terminated for cause by UBS Bank USA. As of June 30, 2010, we had an outstanding balance on the Credit Line in the amount of $17.3 million.
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
As of June 30, 2010, we had outstanding 2013 convertible senior notes with a face value and fair value of $50.0 million and $49.1 million, respectively. As of December 31, 2009, we had outstanding 2013 convertible senior notes with a face value and fair value of $50.0 million and $44.8 million, respectively.
Contractual Obligations
The following summarizes our contractual obligations at June 30, 2010 and the effect of such on our liquidity and cash flows in future periods (in thousands).

	2010*	2011	2012	2013	2014	Thereafter
Future minimum lease payments	$1,852	$2,638	$806	$742	$727	$788
Purchase obligations(A)	25,021	—	—	—	—	—
Line of credit	17,327	—	—	—	—	—
Foreign-currency cash flow hedge contracts	3,998	7,303	795	—	—	—
2013 convertible senior notes	—	—	—	50,000	—	—
Interest on convertible senior notes	688	1,375	1,375	688	—	—
Total contractual obligations	$48,886	$11,316	$2,976	$51,430	$727	$788

*	Remaining six months.

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
Liquidity Outlook
We believe that our current cash and cash equivalents of $122.0 million at June 30, 2010, the cash generated from operations and our line of credit facility will satisfy our short and long-term expected working capital needs, capital expenditures, stock repurchases, and other liquidity requirements associated with our existing business operations even if we are required to hold our ARS until maturity. Capital expenditures are expected to range from $500,000 to $1.0 million per quarter.

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
•
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
Although forward-looking statements help provide additional information about us, investors should keep in mind that forward-looking statements are only predictions, at a point in time, and are inherently less reliable than historical information. Actual results could differ materially from the anticipated results and expectations in these forward-looking statements as a result of a number of risk factors, including, among others, (a) our dependence on certain customers and high degree of customer concentration (b) the anticipated amount and timing of revenues from design wins due to our customers' product development time, cancellations or delays, (c) the current economic uncertainty and turmoil within the global financial markets, (d) currency exchange rate fluctuations, changes in tariff and trade policies and other risks associated with foreign operations; and (e) the other factors listed in our reports filed with the SEC, including those listed under "Risk Factors" in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009, as updated by a subsequent quarterly report on Form 10-Q and in this report. These risk factors may cause our actual results to differ materially from any forward-looking statement.
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
Interest Rate Risk. We invest excess cash in debt instruments of the U.S. Government and its agencies, and those of high-quality corporate issuers. We attempt to protect and preserve our invested funds by limiting default, market, and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely affected due to a rise in interest rates while floating rate securities may produce less income than expected if interest rates decline. Due to the short duration of most of the investment portfolios, an immediate 10% change in interest rates would not have a material effect on the fair value of our investment portfolio. Additionally, the interest rate changes affect the fair market value but do not necessarily have a direct impact on our earnings or cash flows. Therefore, we would not expect our operating results or cash flows to be affected, to any significant degree, by the effect of a sudden change in market interest rates on the securities portfolio. The estimated fair value of our interest bearing investments at June 30, 2010 and

December 31, 2009 was $25.8 million and $70.2 million, respectively. The effect of an immediate 10% change in interest rates would not have a material effect on our operating results or cash flows.
Foreign Currency Risk. We pay the expenses of our international operations in local currencies, namely, the Canadian Dollar, Euro, Chinese Yuan, Japanese Yen, Malaysian Ringgit, British Pound Sterling, and New Shekel. Our international operations are subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, foreign exchange rate volatility and other regulations and restrictions. Accordingly, future results could be materially and adversely affected by changes in these or other factors. We are also exposed to foreign exchange rate fluctuations as the balance sheets and income statements of our foreign subsidiaries are translated into U.S. Dollars during the consolidation process. Because exchange rates vary, these results, when translated, may vary from expectations and adversely affect overall expected profitability. Foreign currency exchange rate fluctuations resulted in a net loss of $15,000 and $23,000 for the three months ended June 30, 2010 and 2009, respectively. Foreign currency exchange rate fluctuations resulted in a net gain of $5,000 and $1,000 for the six months ended June 30, 2010 and 2009, respectively.
Based on our policy, we have established a foreign currency exposure management program which uses derivative foreign exchange contracts to address nonfunctional currency exposures. In order to reduce the potentially adverse effects of foreign currency exchange rate fluctuations, we may enter into forward exchange contracts. These hedging transactions limit our exposure to changes in the U.S. Dollar/Canadian Dollar exchange rate, and as of June 30, 2010, the total notional or contractual value of the contracts we held was $12.1 million. These contracts will mature over the next 20 months.
Holding other variables constant, a 10% adverse fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Canadian Dollar would require an adjustment of $1.2 million, reversing our hedge asset and creating a hedge liability as of June 30, 2010, in the amount of $1.2 million. A 10% favorable fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Canadian Dollar would result in an adjustment of $1.2 million and our total hedge asset as of June 30, 2010 would be $1.2 million. We do not expect a 10% fluctuation to have any impact on our operating results as the underlying hedged transactions will move in an equal and opposite direction. As of June 30, 2010, our hedged positions are associated with our exposure to movements in the Canadian Dollar. If there is an unfavorable movement in the Canadian Dollar relative to our hedged positions this would be offset by reduced expenses, after conversion to the U.S. Dollar, associated with obligations paid for in the Canadian Dollar.
Convertible Notes. The fair value of the 2013 convertible senior notes is sensitive to interest rate changes as well as our common stock price. Interest rate changes would result in an increase or decrease in the fair value of the 2013 convertible senior notes due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our 2013 convertible senior notes in the open market, changes in the fair value of the senior convertible notes have no impact on our cash flows or Consolidated Financial Statements. The estimated fair value of the 2013 convertible senior notes was $49.1 million and $44.8 million at June 30, 2010 and December 31, 2009, respectively.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors
There are many factors that affect our business and the results of our operations, many of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors and Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in this report and our Annual Report on Form 10-K for the year ended December 31, 2009, as updated by a subsequent quarterly report on form 10-Q, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Some of the products or technologies acquired, licensed or developed by us incorporate open source software, and we may incorporate open source software into other products in the future. Any failure to comply with the terms of one or more of open source licenses could negatively affect our business.
Certain of our products and technologies incorporate software licensed by its authors or other third parties under so-called open source licenses, including, for example, the GNU General Public License (“GPL”), GNU Lesser General Public License (“LGPL”), the Common Public License, "Apache-style" licenses, "Berkley Software Distribution or BSD-style" licenses, among other open source licenses. Some of these open source licenses contain requirements that we offer our products that use the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software and/or that we license such modifications or derivative works under the terms of the particular open source license, granting third parties certain rights of further use. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software if we combine our proprietary software with open source software in a certain manner. If an author or other third-party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations. If our defenses were not successful, we could be enjoined from the distribution of our products that contained the open source software and required to make the source code for the open source software available to others, to grant third parties certain rights of further use of our software or to remove the open source software from our products, which could disrupt the distribution and sale of some of our products. Further, if we combine our proprietary software with open source software in a certain manner, under some open source licenses we could be required to release the source code of our proprietary software. If an author or other third-party that distributes open source software were to obtain a judgment against us based on allegations that we had not complied with the terms of any such open source licenses, we could also be subject to liability for copyright infringement damages and breach of contract for our past distribution of such open source software. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third party commercial software, as open source licensors generally do not provide warranties or controls on origin of the software.
We monitor our use of open source software to avoid subjecting our products to unwanted conditions. Although we believe that we have complied with our obligations under the various applicable licenses for open source software that we use, there is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses, and therefore the potential impact of these terms on our business is somewhat unknown and may result in unanticipated obligations regarding our products and technologies, which may negatively affect our business, financial condition, operating results, cash flow and ability to commercialize our products or technologies.

Item 5.    Other Information
Executive Change of Control Agreement between the Company and Anthony Ambrose.
On August 3, 2010, we entered into an Executive Change of Control Agreement (the "Change of Control Agreement") with Mr. Anthony Ambrose, our Vice President and General Manager of Communications Networks. Mr. Ambrose's Change of Control Agreement provides for severance pay in a cash amount equal to nine months of his annual base pay at the highest annual rate in effect at any time within the 12-month period preceding the date of termination. Mr. Ambrose is entitled to receive the severance pay if we terminate his employment with us (other than for cause, death or disability), or if his employment terminates as a result of a requirement that he accept a position of less total compensation or greater than 25 miles from his current work location, within three months before, or within twelve months after, a change of control. Upon such termination, and in addition to severance pay, Mr. Ambrose is also entitled to receive COBRA benefits for nine months.
The foregoing summary of the Change of Control Agreement is not complete and is qualified in its entirety by reference to the Change of Control Agreement, filed as Exhibit 10.1 to this report and incorporated herein by reference.

Item 6. Exhibits
(a) Exhibits

Exhibit No	Description
10.1*	Executive Change of Control Agreement dated, August 3, 2010, between the Company and Anthony Ambrose.

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADISYS CORPORATION

Dated:	August 5, 2010	By:	/S/ SCOTT C. GROUT
Scott C. Grout
President and Chief Executive Officer

Dated:	August 5, 2010	By:	/S/ BRIAN BRONSON
Brian Bronson
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No	Description
10.1*	Executive Change of Control Agreement dated, August 3, 2010, between the Company and Anthony Ambrose.

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith