Form 10-Q
period 2010-09-30
RADISYS CORP
filed 2010-11-05
CIK 873044

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

 (Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act)     Yes  [ ]    No  [x]
Number of shares of common stock outstanding as of November 4, 2010: 24,289,502

RADISYS CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

RADISYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues	$75,167	$70,448	$217,485	$226,145
Cost of sales:
Cost of sales	50,740	48,086	147,089	152,192
Amortization of purchased technology	1,630	1,619	5,018	4,857
Total cost of sales	52,370	49,705	152,107	157,049
Gross margin	22,797	20,743	65,378	69,096
Research and development	9,863	10,031	29,174	31,678
Selling, general and administrative	11,225	10,960	34,030	34,134
Intangible assets amortization	192	647	538	1,941
Restructuring (reversals) charges, net	(228)	183	(203)	4,618
Income (loss) from operations	1,745	(1,078)	1,839	(3,275)
Interest expense	(462)	(598)	(1,578)	(1,784)
Interest income	59	177	566	828
Other income, net	(55)	21	(34)	233
Income (loss) before income tax (benefit) expense	1,287	(1,478)	793	(3,998)
Income tax (benefit) expense	(884)	(646)	(920)	39,050
Net income (loss)	$2,171	$(832)	$1,713	$(43,048)
Net income (loss) per share:
Basic	$0.09	$(0.04)	$0.07	$(1.84)
Diluted	$0.09	$(0.04)	$0.07	$(1.84)
Weighted average shares outstanding:
Basic	24,212	23,632	24,088	23,386
Diluted	24,400	23,632	24,310	23,386

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30, 2010	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$133,257	$100,672
Short-term investments	—	54,321
ARS settlement right	—	7,833
Accounts receivable, net	43,647	44,614
Other receivables	2,184	3,708
Inventories, net	12,881	15,325
Inventory deposit, net	5,497	2,126
Other current assets	4,669	4,679
Deferred tax assets, net	2,055	1,912
Total current assets	204,190	235,190
Property and equipment, net	9,321	9,926
Intangible assets, net	8,449	10,720
Long-term deferred tax assets, net	14,795	14,925
Other assets	8,330	6,273
Total assets	$245,085	$277,034

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,781	$29,073
Accrued wages and bonuses	5,912	6,934
Deferred income	5,075	3,156
Line of credit	—	41,287
Other accrued liabilities	11,413	14,302
Total current liabilities	57,181	94,752
Long-term liabilities:
2013 convertible senior notes	50,000	50,000
Other long-term liabilities	253	2,565
Total long-term liabilities	50,253	52,565
Total liabilities	107,434	147,317
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock — $.01 par value, 5,664 shares authorized; none issued or outstanding	—	—
Common stock — no par value, 100,000 shares authorized; 24,252 and 23,876 shares issued and outstanding at September 30, 2010 and December 31, 2009	265,351	258,670
Accumulated deficit	(132,601)	(134,314)
Accumulated other comprehensive income:
Cumulative translation adjustments	4,638	4,614
Unrealized gain on hedge instruments	263	747
Total accumulated other comprehensive income	4,901	5,361
Total shareholders’ equity	137,651	129,717
Total liabilities and shareholders’ equity	$245,085	$277,034

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, unaudited)

	Common stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total	Total Comprehensive Loss (1)
	Shares	Amount
Balances, December 31, 2009	23,876	$258,670	$(134,314)	$5,361	$129,717
Shares issued pursuant to benefit plans	319	2,130		—	2,130
Stock-based compensation associated with employee benefit plans	—	4,880		—	4,880
Vesting of restricted stock units	92	—		—	—
Restricted share forfeitures for tax settlements	(35)	(329)		—	(329)
Net adjustment for fair value of hedge derivatives	—	—		(484)	(484)	(484)
Translation adjustments	—	—		24	24	24
Net income for the period	—	—	1,713	—	1,713	1,713
Balances, September 30, 2010	24,252	$265,351	$(132,601)	$4,901	$137,651
Total comprehensive income for the nine months ended September 30, 2010						$1,253

(1)    For the three and nine months ended September 30, 2010 and 2009, total comprehensive income (loss) consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss) for the period	$2,171	$(832)	$1,713	$(43,048)
Net adjustment for fair value of hedge derivatives	134	702	(484)	1,360
Translation adjustments	301	160	24	227
Total comprehensive income (loss)	$2,606	$30	$1,253	$(41,461)

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,713	$(43,048)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,337	11,653
Inventory valuation allowance	1,003	2,623
Deferred tax valuation allowance	—	42,003
Deferred income taxes	158	180
Tax liability adjustments	(1,029)	—
Canadian deferred tax foreign exchange benefit	—	(3,204)
Non-cash interest expense	336	336
Gain on disposal of property and equipment	(398)	—
ARS settlement right	7,833	3,721
Gain on ARS	(7,854)	(4,101)
Stock-based compensation expense	4,880	6,706
Other	366	34
Changes in operating assets and liabilities:
Accounts receivable	1,310	8,514
Other receivables	1,524	(4,055)
Inventories	1,497	(966)
Inventory deposit	(3,371)	—
Other current assets	(567)	259
Accounts payable	5,673	(2,764)
Accrued wages and bonuses	(1,180)	(5,796)
Accrued restructuring	(2,510)	—
Deferred revenue	1,649	597
Other accrued liabilities	(1,116)	2,184
Net cash provided by operating activities	19,254	14,876
Cash flows from investing activities:
Acquisition of Pactolus, net of cash acquired	(3,385)
Proceeds from sale of auction rate securities	62,175	300
Capital expenditures	(3,283)	(2,393)
Purchase of long-term assets	(3,189)	(42)
Proceeds from the sale of property and equipment	450	—
Net cash provided by (used in) investing activities	52,768	(2,135)
Cash flows from financing activities:
Payments on capital lease obligation	—	(147)
Net settlement of restricted shares	(329)	(331)
Borrowings on line of credit	13,738	1,708
Payments on line of credit	(55,025)	—
Proceeds from issuance of common stock	2,130	4,019
Net cash (used in) provided by financing activities	(39,486)	5,249
Effect of exchange rate changes on cash	49	142
Net increase in cash and cash equivalents	32,585	18,132
Cash and cash equivalents, beginning of period	100,672	73,980
Cash and cash equivalents, end of period	$133,257	$92,112
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,375	$1,375
Income Taxes paid	$524	$89
The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Significant Accounting Policies
RadiSys Corporation (the “Company” or “RadiSys”) has adhered to the accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2009 in preparing the accompanying interim consolidated financial statements. The preparation of these statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Additionally, the accompanying financial data as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
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
Revenue Recognition
Multiple Element Arrangements
A significant portion of the Company's revenue relates to product sales for which revenue is recognized upon shipment, with limited judgment required related to product returns. The software content included in certain components of Advanced Telecommunications Computing Architecture ("ATCA") systems and Convedia Media Servers is considered to be more than incidental and these arrangements generally include multiple elements such as hardware and technical support services as well as software upgrades or enhancements on a when and if available basis. Arrangements that include multiple elements require significant management judgment to evaluate the effective terms of agreements and the Company's performance commitments and to determine the fair value of the various deliverables under the arrangement. During the first quarter of 2010 the Company elected early adoption of ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” ("ASU 2009-13") and ASU No. 2009-14, “Certain Arrangements That Include Software Elements,” (amendments to FASB ASC Topic 985, Software) (“ASU 2009-14”). Adoption of ASU 2009-13 and ASU 2009-14 allows the Company to meet separation criteria required for multiple element arrangements where it could not previously establish a fair value for one or more of the relevant deliverables. Previously, when the Company could not establish fair value for certain technical support agreements all revenue was deferred. These revenues were then recognized over the appropriate period, generally coinciding with an explicit or implied support period, or in some cases deferred until all elements of the arrangement had been delivered. Under ASU 2009-13, overall consideration is allocated among the separate units of accounting based on their relative fair value. This will result in the ability to recognize each unit of accounting upon delivery. Revenue for hardware, which includes software that is considered more than incidental, will be recognized upon delivery whereas technical support services will be recognized over the applicable service period.
ASU 2009-13 provides a fair value hierarchy in order to determine the appropriate relative fair value for each element of an arrangement. When available, the Company uses vendor specific objective evidence (“VSOE”) to determine the estimated selling price. In the absence of VSOE or third-party evidence ("TPE") for a delivered element, the Company then uses an estimated selling price in order to determine fair value. Estimated selling prices represent the Company's best estimate of the price at which it would transact if the deliverables were sold on a standalone basis. For technical support services, the Company generally determines its selling price based on VSOE as supported by substantive renewal rates in the related service agreements. In certain instances where the Company has no service agreement or VSOE cannot be established, the Company then relies upon its estimated selling price for such deliverables as TPE is generally not available due to the unique company-specific terms surrounding such service agreements. In establishing an appropriate estimated selling price for these technical support agreements, the Company considered entity specific factors such as its historical and projected costs, historical and projected revenues, and profit objectives. The Company also considered market specific factors when establishing reasonable profit objectives.
The transition guidance provided within ASU 2009-13 is only allowed to be applied to new or substantially modified arrangements. No previously existing arrangements were modified during the quarter and therefore existing arrangements were not effected by ASU 2009-13. This guidance was applied to new revenue arrangements arising in the nine months ended September 30, 2010 where tangible products were bundled with technical support services.
Adoption of ASU 2009-13 and ASU 2009-14 has not materially affected the Company's consolidated financial statements for the three and nine months ended September 30, 2010.
Note 2 — Investments

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash Equivalents
Money market mutual funds (A)	$58	$58	$15,885	$15,885
Short-term investments and ARS settlement right
Auction rate securities	$—	$—	$54,321	$54,321
ARS settlement right	—	—	7,833	7,833
Total short-term investments and ARS settlement right	$—	$—	$62,154	$62,154

(A)
Balance includes $826,000 in money market mutual funds restricted by the Company’s investment bank as of December 31, 2009. All restricted amounts were held as collateral by the Company’s investment bank unless the bank permitted withdrawal of all or part of such amounts.

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
On June 30, 2010, the Company exercised its settlement right with UBS and as a result the investment bank repurchased the Company's remaining balance of ARS. On July 1, 2010, the transaction settled and the Company had no outstanding balances on its UBS line of credit nor any restricted money market mutual funds. The Company recorded net gains of $21,000 during the nine months ended September 30, 2010 resulting from the exercise of its settlement right. These gains are included in other income, net in the accompanying Consolidated Statement of Operations.
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
The following table summarizes the fair value measurements as of September 30, 2010, for the Company's financial instruments, (in thousands):

	Fair Value Measurements as of September 30, 2010
	September 30, 2010	Level 1	Level 2	Level 3
Cash equivalents	$58	$58	$—	$—
Cash surrender value of life insurance contracts	3,216	—	3,216	—
Foreign currency forward contracts	212	—	212	—
Total	$3,486	$58	$3,428	$—
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
The following table outlines changes in the fair value of the Company's ARS and ARS settlement right, where fair value is determined using Level 3 inputs:

	Fair Value
	Short-term investments	ARS settlement right
Balance as of December 31, 2009	$54,321	$7,833
Realized gain(A)	7,854	—
Exercise of ARS settlement right(B)	—	(7,833)
Sales of auction rate securities	(62,175)	—
Balance as of September 30, 2010	$—	$—

(A)
Refer to Note 2 - Investments for discussion of the inputs used in determining the appropriate fair values for the Company's ARS and ARS settlement right. Realized gains related to the Company's ARS, which totaled $7.9 million for the nine months ended September 30, 2010 are included in other income in the Company's Consolidated Statement of Operations. Unrealized gains on the Company’s ARS, which totaled $1.3 million and $4.1 million for the three and nine months ended September 30, 2009, respectively, are included in other income in the Company’s Consolidated Statement of Operations.

(B)
Valuation of the Company's ARS settlement right was performed using a present value approach on the difference between the estimated fair value and the par value of the ARS investments. Therefore, there was an inverse relationship between changes in the value of the Company's ARS investments and its settlement right. Realized losses related to the Company's ARS settlement right, which totaled $7.8 million for the nine months ended September 30, 2010, are included in other income in the Company's Consolidated Statement of Operations. Unrealized losses on the Company’s ARS settlement right, which totaled $1.2 million and $3.7 million, for the three and nine months ended September 30, 2009, respectively, are included in other income in the Company’s Consolidated Statement of Operations.

Note 4 — Accounts Receivable and Other Receivables
Accounts receivable consists of trade accounts receivable. Accounts receivable balances consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Accounts receivable, gross	$44,602	$45,580
Less: allowance for doubtful accounts	(955)	(966)
Accounts receivable, net	$43,647	$44,614
The Company did not utilize any of its provision for allowance for doubtful accounts during the three months ended September 30, 2010, while it utilized $11,000 during the nine months ended September 30, 2010. The Company recorded no additional provisions for allowance for doubtful accounts during the three and nine months ended September 30, 2010 and 2009.
As of September 30, 2010 and December 31, 2009, the balance in other receivables was $2.2 million and $3.7 million, respectively. Other receivables consisted primarily of non-trade receivables including receivables for inventory sold to the Company's contract manufacturing partners. There is no revenue recorded associated with non-trade receivables.
Note 5 — Inventories
Inventories consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Raw materials	$7,819	$14,066
Work-in-process	43	985
Finished goods	8,929	5,066
	16,791	20,117
Less: inventory valuation allowance	(3,910)	(4,792)
Inventories, net	$12,881	$15,325

	September 30, 2010	December 31, 2009
Inventory deposit (A)	$7,762	$3,024
Less: inventory deposit valuation allowance	(2,265)	(898)
Inventory deposit, net	$5,497	$2,126

(A)
The Company is contractually obligated to reimburse one of its contract manufacturers for the cost of excess inventory, purchased based on the Company's forecasted demand, when there is no alternative use. The Company's inventory deposit represents a cash deposit paid to one of its contract manufacturers. The deposit is recorded net of adverse purchase commitment liabilities, and therefore the net balance of the deposit represents inventory the Company believes will be utilized. The deposit will be applied against future adverse purchase commitments owed to the Company's contract manufacturers or reduced based on the usage of inventory. See Note 10 - Commitments and Contingencies for additional information regarding the Company's adverse purchase commitment liability.

Consigned inventory is held at third-party locations, including the Company's contract manufacturing partners and customers. The Company retains title to the inventory until purchased by the third-party. Consigned inventory, consisting of raw materials and finished goods, was $3.1 million and $3.0 million at September 30, 2010 and December 31, 2009, respectively.
During the three months ended September 30, 2010 and 2009, the Company recorded provisions for excess and obsolete inventory of $186,000 and $618,000, respectively. During the nine months ended September 30, 2010 and 2009, the Company recorded provisions for excess and obsolete inventory of $1.0 million and $2.6 million, respectively.
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
Developed technology will be amortized over a period of approximately five years and customer related intangibles will be amortized over approximately four years. Goodwill was calculated as the purchase price in excess of the fair values of Pactolus' assets and liabilities.
Pro forma results of operations have not been presented for this acquisition because its effect was not material to the Company.
Note 7 — Accrued Restructuring and Other Charges
Accrued restructuring, which is included in other accrued liabilities in the accompanying Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009, consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
First quarter 2009 restructuring charge	$—	$263
Second quarter 2009 restructuring charge	208	1,933
Fourth quarter 2009 restructuring charge	306	829
Total accrued restructuring charges	$514	$3,025
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
First Quarter 2009 Restructuring
During the first quarter of 2009, the Company initiated a restructuring plan that included the elimination of 29 positions. The restructuring was initiated in an effort to lower the Company's overall cost structure in accordance with operating plan targets. Total costs of the first quarter 2009 restructuring activities included accrued severance obligations, and healthcare benefits, which totaled $1.5 million. During the three months ended September 30, 2009, the Company incurred $4,000 in additional restructuring charges, which were comprised entirely of employee payroll related severance costs. During the nine months ended September 30, 2010, the Company recorded a net reversal of $85,000 of previously recorded expenses resulting primarily from the re-assignment of employees initially included in the restructuring plan. During the nine months ended September 30, 2009, the Company incurred a total of $1.5 million in restructuring charges, which were comprised almost entirely of employee payroll related severance costs. As of September 30, 2010, all activities associated with this restructuring were completed.
The following table summarizes the changes to the first quarter 2009 restructuring costs (in thousands):

Employee Termination and Related Costs
Balance accrued as of December 31, 2009	$263
Additions	—
Reversals	(85)
Expenditures	(178)
Balance accrued as of September 30, 2010	$—
Second Quarter 2009 Restructuring
During the second quarter of 2009, the Company initiated a restructuring plan that included the elimination of 115 positions and the relocation of eight employees as part of two strategic initiatives within manufacturing operations and engineering. As part of the initiative, the Company began a transition to a fully outsourced manufacturing model, which would transfer remaining manufacturing from its manufacturing plant in Hillsboro, Oregon to its manufacturing partners in Asia. The plan also included consolidating the Company's North American research and development ("R&D") positions and programs, and specifically transferring current projects from its design center in Boca Raton, Florida, to other existing R&D centers. To date, the Company has incurred total second quarter 2009 restructuring costs of $3.2 million which has consisted primarily of accrued severance obligations, healthcare benefits, relocation incentives and related payroll taxes as well as equipment moving costs.
During the three months ended September 30, 2010, the Company recorded a net reversal of $42,000, which primarily consisted of a reversal of $65,000 in costs associated with employee severance, healthcare benefits, and associated payroll costs. This reversal was caused by changes in previously estimated costs associated with this restructuring plan. Partially offsetting these reversals were $23,000 in additional facilities related costs resulting from the transition to a fully outsourced manufacturing model. During the three months ended September 30, 2009, the Company incurred an additional $171,000 in costs consisting of equipment moving fees along with other facilities related charges.
During the nine months ended September 30, 2010, the Company incurred an additional $371,000 in expenses while it reversed $342,000 in previously estimated amounts associated with the second quarter of 2009 restructuring plan. The additional costs consisted of $219,000 in employee severance, healthcare benefits and associated payroll costs along with facilities related costs and legal fees of $152,000. Reversals consisted of $314,000 in previously estimated employee severance, healthcare benefits and associated payroll costs, primarily associated with retaining employees in new roles with the Company. In addition, the

Company reversed $28,000 in facilities related expenses. During the nine months ended September 30, 2009, the Company incurred $3.2 million in restructuring expenses, which consisted of accrued severance obligations, healthcare benefits, relocation incentives and related payroll taxes as well as facilities related charges. All activities associated with this restructuring plan are expected to be complete by the fourth quarter of 2010.
The following table summarizes the changes to the second quarter 2009 restructuring costs (in thousands):

	Employee Termination and Related Costs	Other	Total
Balance accrued as of December 31, 2009	$1,885	$48	$1,933
Additions	219	152	371
Reversals	(314)	(28)	(342)
Expenditures	(1,582)	(172)	(1,754)
Balance accrued as of September 30, 2010	$208	$—	$208
Fourth Quarter 2009 Restructuring
During the fourth quarter of 2009, the Company initiated a restructuring plan that included the elimination of 22 positions at various locations throughout the company. The primary focus of this initiative was to align expenses with the Company's 2010 operating plan objectives, which included the need to continue focusing on lowered costs. To date, the Company has incurred total fourth quarter 2009 restructuring costs of $781,000, which consisted primarily of severance and related payroll costs as well as healthcare benefits.
During the three months ended September 30, 2010, the Company recorded a net reversal of $181,000 in costs primarily associated with employee severance, healthcare benefits, and associated payroll costs. Specifically, the Company reversed $192,000 in previously accrued amounts for employee severance, healthcare benefits, and associated payroll costs primarily related to changes in previously estimated expenses. In addition, a portion of these reversals relates to employees who will now be retained by the Company. These reversals were offset by additional expenses for legal fees and foreign currency adjustments, which collectively totaled $12,000. During the nine months ended September 30, 2010, the Company recorded a net reversal of $138,000 in previously accrued amounts associated with this restructuring plan. Specifically, the Company reversed previously accrued costs for employee severance, healthcare benefits and associated payroll costs in the amount of $231,000 primarily related to changes in previously estimated expenses. In addition, a portion of these reversals relates to employees who will now be retained by the Company. Offsetting these reversals were changes to previously estimated amounts for employee severance, healthcare benefits and associated payroll costs in the amount of $66,000 along with additional costs for legal fees and foreign currency adjustments collectively totaling $27,000. The Company expects all activities associated with this restructuring plan to be completed by the end of 2011.
The following table summarizes the changes to the fourth quarter 2009 restructuring costs (in thousands):

Employee Termination and Related Costs
Balance accrued as of December 31, 2009	$829
Additions	93
Reversals	(231)
Expenditures	(385)
Balance accrued as of September 30, 2010	$306
Note 8 — Short-Term Borrowings
Silicon Valley Bank
The Company has a secured revolving line of credit agreement with Silicon Valley Bank, which provides the Company with a two-year secured revolving credit facility of $30.0 million, which is subject to a borrowing base and secured by its accounts receivable. The term of the agreement goes through September 30, 2011. Borrowings under the agreement bear interest at the prime rate, which was 3.25% as of September 30, 2010, or LIBOR, which was 0.26% as of September 30, 2010, plus 1.25%, with either interest rate determined by the Company’s election. The Company is required to make interest payments monthly. The

Company is further required to pay a commitment fee equal to 0.08% of the $30.0 million maximum borrowing limit on an annual basis, and to pay quarterly in arrears an unused facility fee in an amount equal to 0.375% per year of the unused amount of the facility. In addition, the credit facility provides sub-facilities for letters of credit and foreign exchange contracts to be issued on the Company’s behalf.
The credit facility requires the Company to make and maintain certain financial covenants, representations, warranties and other agreements that are customary in credit agreements of this type, which are disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2009. As of September 30, 2010, the Company was in compliance with all covenants associated with its line of credit agreement with Silicon Valley Bank.
As of September 30, 2010, and December 31, 2009, respectively, the Company had no outstanding balances on the line of credit or letters of credit issued on its behalf.
On November 2, 2010, the Company amended its line of credit agreement with Silicon Valley Bank to extend the term of the agreement and modify certain of its terms. See Note 16 – Subsequent Events for additional details of this amendment.
UBS
During the fourth quarter of 2008, the Company accepted a settlement offer from its investment bank, UBS, associated with failed auctions for its previously held ARS. Under the terms of the offer, the Company had the right to require the bank to repurchase at par value its ARS investments at any time between June 30, 2010 and June 30, 2012. Under the terms of the offer, UBS issued ARS settlement rights to the Company, which in addition to the terms discussed in Note 2 - Investments, also entitled the Company to receive no net cost loans from UBS, or its affiliates, for up to 75% of the market value of the Company's ARS.
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
The following table outlines the effective interest rate, contractually stated interest costs, and costs related to the amortization of issuance costs for the Company's 2013 convertible senior notes during the three and nine months ended September 30, 2010 and 2009:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Effective interest rate	3.64%	3.64%	3.64%	3.64%
Contractually stated interest costs	$344	$344	$1,031	$1,031
Amortization of interest costs	$112	$112	$336	$336
As of September 30, 2010 and December 31, 2009, the Company had outstanding 2013 convertible senior notes with a face value of $50.0 million. As of September 30, 2010 and December 31, 2009, the fair value of the Company's 2013 convertible senior notes was $49.0 million and $44.8 million, respectively.
Note 10 - Commitments and Contingencies
Adverse Purchase Commitments
The Company is contractually obligated to reimburse its contract manufacturers for the cost of excess inventory used in the manufacture of the Company's products, if there is no alternative use. This liability, referred to as adverse purchase commitments, is provided for in other accrued liabilities in the accompanying Consolidated Balance Sheets. Estimates for adverse purchase commitments are derived from reports received on a quarterly basis from the Company's contract manufacturers. Increases to this liability are charged to cost of goods sold. When and if the Company takes possession of inventory reserved for in this liability, the liability is transferred from other accrued liabilities to the excess and obsolete inventory valuation allowance. Adverse purchase commitments amounted to $1.6 million and $1.8 million at September 30, 2010 and December 31, 2009, respectively. For the three months ended September 30, 2010 and 2009, the Company recorded a provision for adverse purchase commitments of $203,000 and $187,000, respectively. For the nine months ended September 30, 2010 and 2009, the Company recorded a net provision for adverse purchase commitments of $264,000 and $612,000, respectively.
Guarantees and Indemnification Obligations
As permitted under Oregon law, the Company has agreements whereby it indemnifies its officers, directors and certain finance employees for certain events or occurrences while an officer, director or employee is or was serving in such capacity at the request of the Company. The term of the indemnification period is for the officer's, director's or employee's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. To date, the Company has not incurred any costs associated with these indemnification agreements. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2010.
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
The following is a summary of the changes in the Company's warranty accrual reserve (in thousands):

	For the Nine Months Ended
	September 30,
	2010	2009
Warranty liability balance, beginning of the period	$2,810	$3,072
Product warranty accruals	2,739	2,960
Utilization of accrual	(2,678)	(3,212)
Warranty liability balance, end of the period	$2,871	$2,820
The warranty liability balance is included in other accrued liabilities in the accompanying Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009.
Note 11 — Basic and Diluted Net Income (Loss) per Share
A reconciliation of the numerator and the denominator used to calculate basic and diluted loss per share is as follows (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator — Basic
Net income (loss), basic	$2,171	$(832)	$1,713	$(43,048)
Numerator — Diluted
Net income (loss), basic	$2,171	$(832)	$1,713	$(43,048)
Interest on convertible notes, net of tax benefit (A)	—	—	—	—
Net income (loss), diluted	$2,171	$(832)	$1,713	$(43,048)
Denominator — Basic
Weighted average shares used to calculate loss per share, basic	24,212	23,632	24,088	23,386
Denominator — Diluted
Weighted average shares used to calculate loss per share, basic	24,212	23,632	24,088	23,386
Effect of convertible notes (A)	—	—	—	—
Effect of dilutive stock options, ESPP, and unvested restricted stock (B)	188	—	222	—
Weighted average shares used to calculate loss per share, diluted	24,400	23,632	24,310	23,386
Net income (loss) per share:
Basic	$0.09	$(0.04)	$0.07	$(1.84)
Diluted (A), (B)	$0.09	$(0.04)	$0.07	$(1.84)

(A)
For the three and nine months ended September 30, 2010 and 2009, 3.8 million as-if converted shares associated with the Company's 2013 convertible senior notes were excluded from the calculation as their effect would have been anti-dilutive.

(B)	For the three and nine months ended September 30, 2010 and 2009, the following equity awards, by type, were excluded from the calculation, as their effect would have been anti-dilutive (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Stock options	2,183	3,671	2,260	3,671
Restricted stock	—	164	—	164
Total equity award shares excluded	2,183	3,835	2,260	3,835
Note 12 — Income Taxes
The Company's effective tax rates for the three and nine months ended September 30, 2010 and 2009, differ from the statutory rate primarily due to a full valuation allowance provided against its United States (“U.S.”) net deferred tax assets, Canadian research and experimental development claims, the impact of stock option expense, the amortization of goodwill for tax purposes, the discrete adjustments related to uncertain tax positions and taxes on foreign income that differ from the U.S. tax rate.

The Company utilizes the asset and liability method of accounting for income taxes. The Company records deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon the Company's review of all positive and negative evidence, including its projected three year U.S. cumulative pre-tax book loss and taxable loss, it concluded that a full valuation allowance should continue to be recorded against its U.S. net deferred tax assets at September 30, 2010. In certain other foreign jurisdictions, where the Company does not have cumulative losses or other negative evidence, the Company had net deferred tax assets of $16.9 million and $16.8 million at September 30, 2010 and December 31, 2009, respectively. In the future, if the Company determines that it is more likely than not that it will realize its U.S. net deferred tax assets, it will reverse the applicable portion of the valuation allowance and recognize an income tax benefit in the period in which such determination is made.

The Company's unrecognized tax benefit, including interest and penalties, decreased by approximately $1.0 million during the three months ended September 30, 2010. The decrease was primarily due to a reduction in unrecognized tax benefits, including interest and penalties, related to the expiration of the statute of limitations. This decrease was partially offset by an increase in unrecognized tax benefits of $400,000 associated with uncertain tax positions. The ending balances for the unrecognized tax benefits and related interest and penalties, were approximately $1.4 million, $22,000 and $27,000, respectively, at September 30, 2010. The Company anticipates recognizing unrecognized tax benefits and accrued interest and penalties of approximately $1.2 million, $22,000 and $27,000, respectively, due to anticipated closure of certain income tax audits and the expiration of the statute of limitations within the next twelve months.

During the three months ended March 31, 2010, the IRS completed its examination of the 2007 and 2008 tax years. The Company agreed with the IRS proposed adjustment in full and paid the additional tax and interest assessments of $148,000 and $3,000, respectively. During the three months ended June 30, 2010, the French tax authority completed its examination of the Company's branch operations in France for the 2007 and 2008 tax years with no income tax adjustment. The Company is currently under examination by the Canada Revenue Agency for tax years 2006 through 2008. To date, no official proposed adjustment has been made by the Canadian tax authorities and the Company believes that it has adequately provided for uncertain tax positions at September 30, 2010. However, should the Company experience an unfavorable outcome; it could have a material impact on its results of operations, financial position, and cash flows. The Company is not currently under examination by tax authorities in any other states or foreign jurisdictions.
Note 13 — Stock-based Compensation
During the three months ended September 30, 2010, 20,000 stock options and 79,000 restricted stock units were issued to employees and directors under the RadiSys Corporation 2007 Stock Plan. During the three months ended September 30, 2009, 15,000 stock options and no restricted stock units were issued to employees and directors under the RadiSys Corporation 2007 Stock Plan. During the nine months ended September 30, 2010, 78,000 stock options and 113,000 restricted stock units were issued to employees under the RadiSys Corporation 2007 Stock Plan. During the nine months ended September 30, 2009, 809,000 stock options and 1,000 restricted stock units were issued to employees under the RadiSys Corporation 2007 Stock Plan.
Stock-based compensation was recognized and allocated as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Cost of sales	$194	$283	$640	$832
Research and development	302	579	1,010	1,807
Selling, general and administrative	944	1,127	3,230	3,833
Restructuring	—	—	—	234
Total	$1,440	$1,989	$4,880	$6,706
Note 14 — Hedging
The Company’s activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates. The Company manages these risks through the use of forward exchange contracts, designated as foreign-currency cash flow hedges, in an attempt to reduce the potentially adverse effects of foreign currency exchange rate fluctuations that occur in the normal course of business. As such, the Company’s hedging activities are all employed solely for risk management purposes as defined in GAAP for derivative instruments and hedging activities. All hedging transactions are conducted with, in the opinion of management, financially stable and reputable financial institutions. For the year ended December 31, 2009 and for the three and nine months ended September 30, 2010, the only hedge instruments executed by the Company are associated with its exposure to fluctuations in the Canadian Dollar which result from obligations such as payroll and rent paid in Canadian Dollars.
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
The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives are expected to remain highly effective in future periods. For the three and nine months ended September 30, 2010 and for the year ended December 31, 2009, the Company had no hedge ineffectiveness.
During the three months ended September 30, 2010, the Company entered into 12 new foreign currency forward contracts, with total contractual values of $2.3 million. During the three months ended September 30, 2009, the Company entered into 12 new foreign currency forward contracts, with a total contractual value of $1.8 million. During the nine months ended September 30, 2010, the Company entered into 44 new foreign currency forward contracts, with total contractual values of $6.8 million. During the nine months ended September 30, 2009, the Company entered into 36 new foreign currency forward contracts, with a total contractual value of $8.5 million.
 A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments designated as cash flow hedges at September 30, 2010 is as follows (in thousands):

	Contractual/Notional Amount	Consolidated Balance Sheet Classification	Estimated Fair Value
Type of Cash Flow Hedge			Asset	(Liability)
Foreign currency forward exchange contracts	$12,391	Other current assets	$284	$(72)
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
The effect of derivative instruments on the consolidated financial statements for the three months ended September 30, 2010 was as follows (in thousands):

	Effective Portion			Ineffective Portion
Type of Cash Flow Hedge	Hedge Gain (Loss) Recognized in Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Hedge Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Recognized	Hedge Gain (Loss) Recognized
Foreign currency forward exchange contracts	$134
		Cost of sales	$(21)	None	$—
		Research and development	$(145)	None	$—
		Selling, general and administrative	$(34)	None	$—
The effect of derivative instruments on the consolidated financial statements for the nine months ended September 30, 2010 was as follows (in thousands):

	Effective Portion			Ineffective Portion
Type of Cash Flow Hedge	Hedge Gain (Loss) Recognized in Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Hedge Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Recognized	Hedge Gain (Loss) Recognized
Foreign currency forward exchange contracts	$(484)
		Cost of sales	$(80)	None	$—
		Research and development	$(543)	None	$—
		Selling, general and administrative	$(125)	None	$—
The effect of derivative instruments on the consolidated financial statements for the three months ended September 30, 2009 was as follows:

	Effective Portion			Ineffective Portion
Type of Cash Flow Hedge	Hedge Gain (Loss) Recognized in Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Hedge Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Recognized	Hedge Gain (Loss) Recognized
Foreign currency forward exchange contracts	$702
		Cost of sales	$(16)	None	$—
		Research and development	$(102)	None	$—
		Selling, general and administrative	$(26)	None	$—
The effect of derivative instruments on the consolidated financial statements for the nine months ended September 30, 2009 was as follows:

	Effective Portion			Ineffective Portion
Type of Cash Flow Hedge	Hedge Gain (Loss) Recognized in Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Hedge Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Recognized	Hedge Gain (Loss) Recognized
Foreign currency forward exchange contracts	$1,360
		Cost of sales	$(71)	None	$—
		Research and development	$(515)	None	$—
		Selling, general and administrative	$(135)	None	$—

Over the next twelve months, the Company expects to reclassify into earnings a gain of approximately $243,000, currently recorded as other comprehensive income, as a result of the maturity of currently held forward exchange contracts.
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
Revenues on a product and services basis are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Hardware	$68,770	$67,210	$198,169	$214,478
Software royalties and licenses	4,029	1,212	12,470	6,242
Software maintenance	722	1,106	2,758	2,738
Engineering and other services	1,646	920	4,088	2,687
Total revenues	$75,167	$70,448	$217,485	$226,145
Generally, the Company’s customers are not the end-users of its products. The Company ultimately derives its revenues from two end markets as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Communications Networking	$55,432	$53,899	$161,166	$181,205
Commercial Systems	19,735	16,549	56,319	44,940
Total revenues	$75,167	$70,448	$217,485	$226,145
Information about the Company’s geographic revenues and long-lived assets by geographical area is as follows (in thousands):
Geographic Revenues

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
United States	$24,468	$21,240	$74,019	$67,433
Other North America	271	14	712	1,464
North America	$24,739	$21,254	$74,731	$68,897
Europe, the Middle East and Africa (“EMEA”)	20,937	16,619	59,961	61,558
Asia Pacific	29,491	32,575	82,793	95,690
Total	$75,167	$70,448	$217,485	$226,145
Long-lived assets by Geographic Area

	September 30, 2010	December 31, 2009
Property and equipment, net
United States	$6,103	$6,914
Other North America	719	914
EMEA	40	71
Asia Pacific	2,459	2,027
Total property and equipment, net	$9,321	$9,926
Goodwill (A)
EMEA	$160	$—
Total goodwill	$160	$—
Intangible assets, net
United States	$1,778	$4,088
Other North America	1,109	962
EMEA	5,562	5,670
Total intangible assets, net	$8,449	$10,720

(A)	Goodwill is included in other assets, net, in the Company's Consolidated Balance Sheet as of September 30, 2010.
For the three and nine months ended September 30, 2010 and 2009, the following customers accounted for more than 10% of total revenues:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Nokia Siemens Networks	42.0%	40.7%	39.2%	41.8%
NEI (primarily related to end customer Danaher)	NA	NA	10.0%	NA
As of September 30, 2010, only one customer, Nokia Siemens Networks accounted for more than 10% of the Company's accounts receivable balance. This customer accounted for 47.7% and 30.8%of accounts receivable as of September 30, 2010 and December 31, 2009, respectively.
Note 16 — Subsequent Events
Revolving Line of Credit – Silicon Valley Bank
During the fourth quarter of 2010, the Company amended its revolving line of credit agreement with Silicon Valley Bank. Among other amendments, the Company extended the term of the agreement for another year, to September 30, 2012. Additionally, the Company amended the non-formula borrowing base to a maximum amount of $30.0 million as long as the Company maintains a minimum quarterly current ratio of 2:1. The current ratio is calculated as current assets divided by the sum of current liabilities, including the outstanding aggregate amount of borrowings and letters of credit, less deferred income.

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

Product Developments
Convedia® Media Servers (“CMS”).
During the nine months ended September 30, 2010, we had the following significant developments associated with our media server line of products.

•
The Company has been awarded new business in North America, China and Europe. Our wins are in a wide range of applications, including voice and video services, video lawful intercept, conferencing, announcements and IVR applications. We were also awarded our first VoIP VQE win with a North American Tier 1 service provider. This was an important win for us as it expands the market for our media server products to now include VQE. In addition, a new Tier 1 equipment maker went live with the RadiSys CMS-9000 with China Mobile. Finally, we were awarded other new business for our IP Media Server product in Color Ring Back Tone (“CRBT”), conferencing and network announcement applications.

•
Our Integrated Mobile Media Server ("IMMS"), which was announced earlier this year, received the NGN 2010 Leadership Award from Technology Marketing Corporations NGN Magazine. The RadiSys IMMS is built on the Company's industry-leading IP Media Server. IMMS enhances mobile service providers' ability to grow new revenues from the expansion of 3G mobile video services and emerging 4G LTE deployments. During the third quarter we released our IMMS to a China-based Tier 1 equipment maker to begin trials.

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

•
In the first quarter of 2010, we acquired the assets of Pactolus, a developer of next-generation IP communications solutions for converged TDM/IP and SIP enabled VoIP networks. Pactolus software is used in operator-assisted and reservationless conferencing, prepaid/post-paid long distance services and is installed in over 45 telecommunications service provider customers worldwide. We believe that the acquisition will further strengthen our offering of telecom solutions.

•
We were again named the market leader in media servers for the sixth consecutive year by Infonetics Research. RadiSys' media servers captured approximately 60.0% of the total fourth quarter 2009 market and approximately 57.0% for the full year 2009, which represents an 8.0% and 10.0% gain, respectively, from 2008.

ATCA Product Family - Promentum®
During the nine months ended September 30, 2010, we had the following significant developments associated with our ATCA line of products.

•	During the nine months ended September 30, 2010, we have been awarded business in the following applications:

•	Ethernet Passive Optical Network ("EPON")

•	Femtocell Gateway

•	IPTV

•	LTE Evolved Packet Core

•	Military reconnaissance

•	Satellite communication

•	Test and measurement

•	Wireless access location service

•	WiMAX

•	WLAN

The LTE win was of notable size with a Tier 1 TEM in Asia. The military reconnaissance application will be used for high performance computer control and image acquisition and processing. The test and measurement win was for a carrier test equipment project in Asia and demonstrates one of the many different adjacent markets that are starting to adopt ATCA. The WiMAX win was with a new customer for an Access Service Network ("ASN") gateway project in India.

•
We announced our new LTE Security Gateway (“SEG”) product. The RadiSys LTE SEG is a carrier grade solution providing user authentication, data integrity and encryption for IP-based wireless networks and can be deployed as a standalone network element or integrated into other wireless data systems. The Security Gateway is now under evaluation by a Tier 1 equipment maker and will be available for trials in the fourth quarter of 2010 and commercially available in the first half of 2011.

•
We announced the Promentum C2 Server, the industry's first ruggedized portable ATCA platform designed to provide the performance and features required for demanding, mobile applications in military/aerospace.

•	Our 40G ATCA platform received the NGN 2010 Leadership Award from Technology Marketing Corporation's NGN Magazine.

•
We reached some significant deployment milestones with our ATCA customers. Two separate satellite communications programs began field development. In addition, a mobile network solutions provider customer started installations with a top North American carrier using our ATCA solutions. Also, a new WiMAX infrastructure provider customer in India reached significant milestones leading to deployment in the next few months.

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

Commercial Product Line - Procelerant™
During the nine months ended September 30, 2010, we had the following significant developments associated with our commercial line of products.

•	We were awarded new COM Express business across all three geographies in the following applications:

•	Defense

•	Medical imaging

•	Patient network switch

•	Private Automatic Branch Exchange ("PABX")

•	Telecommunications

•	Test and measurement

•	VoIP monitoring

Specifically, the PABX win was for a strategic new telecom customer in Europe. In addition, a Tier 1 enterprise infrastructure provider in North America began production of a new network switching/routing solution using RadiSys' high performance COM Express products.

•
We introduced a new ruggedized COM Express module for deployment in harsh military/aerospace industrial environments that require extended temperature and vibration specifications. In addition, we released a new rack mount server platform with significant performance increases and improved energy efficiency for applications such as medical imaging and video streaming.

Financial Results
During the third quarter of 2010, total revenue increased by $4.7 million, compared to the same period in 2009.  The increase was primarily the result of continued growth from our Next-Generation product revenue, which grew 42.5% compared to the prior year.  This growth is due to prior design wins moving into our customers deployment phase and ramping volumes as a result.  The increase in third quarter revenues was also driven by a 19.3% improvement in revenues from our Commercial products compared to the same quarter in 2009.  These improvements were partially offset by the maturity of legacy/traditional communications networks products leading to a decline in revenue from this category of 23.8% compared to the same quarter in 2009.  For the nine months ended September 30, 2010, we are seeing the same trends seen in the three-month comparison with a larger decline in revenues from legacy/traditional communications networks products leading to a decline in total revenue of 3.8% compared to the same nine-month period in 2009.

Operating income increased by $2.8 million and $5.1 million for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. We went from a net operating loss to a net operating income position primarily due to, and as a result of, our restructuring activities in 2009.  The restructuring charge for the nine months ended September 30, 2009 of $4.8 million reduced operating income for the period compared to the same period in 2010, but also allowed the company to reduce R&D expenses in 2010.  R&D expenses have declined by $2.5 million in the nine months ended September 30, 2010, compared to the same period in the prior year.

For the three months ended September 30, 2010, net income was $2.2 million compared to a net loss of $832,000 for the three months ended September 30, 2009. The improvement in net income was due to growth in revenue coupled with improved gross margins and lower operating expenses. Net income was $1.7 million for the nine months ended September 30, 2010 compared to a net loss of $43.0 million for the nine months ended September 30, 2009. The loss in 2009 was primarily the result of income tax expense of $42.0 million associated with the establishment of a valuation allowance for our U.S. deferred tax assets.

Cash and cash equivalents amounted to $133.3 million and $100.7 million at September 30, 2010 and December 31, 2009, respectively. The increase in cash and cash equivalents during the nine months ended September 30, 2010, was primarily driven by positive cash flows from operating activities in the amount of $19.3 million. In addition, net cash flows from the exercise of our settlement right with our investment bank, UBS, along with proceeds from calls of our auction rate securities ("ARS"), totaled $20.9 million after we paid down our line of credit with UBS. These positive cash inflows were offset by our purchase of the assets of Pactolus for $3.4 million along with capital expenditures in the amount of $3.3 million during the nine months ended September 30, 2010.
Critical Accounting Policies and Estimates
We reaffirm our critical accounting policies and use of estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant changes during the three months ended September 30, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 except as discussed below.
Revenue Recognition
Multiple Element Arrangements
A significant portion of our revenue relates to product sales for which revenue is recognized upon shipment, with limited judgment required related to product returns. The software content included in certain components of ATCA systems and CMS is considered to be more than incidental and these arrangements generally include multiple elements such as hardware and technical support services as well as software upgrades or enhancements on a when and if available basis. Arrangements that include multiple elements require significant management judgment to evaluate the effective terms of agreements and our performance commitments and to determine the fair value of the various deliverables under the arrangement. During the first quarter of 2010 we elected early adoption of ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force” ("ASU 2009-13") and ASU No. 2009-14, “Certain Arrangements That Include Software Elements,” (amendments to FASB ASC Topic 985, Software) (“ASU 2009-14”). Adoption of ASU 2009-13 and ASU 2009-14 allows us to meet separation criteria required for multiple element arrangements where we could not previously establish a fair value for one or more of the relevant deliverables. Previously, when we could not establish fair value for certain technical support agreements all revenue was deferred. These revenues were then recognized over the appropriate period, generally coinciding with an explicit or implied support period, or in some cases deferred until all elements of the arrangement had been delivered. Under ASU 2009-13, overall consideration is allocated among the separate units of accounting based on their relative fair value. This will result in the ability to recognize each unit of accounting upon delivery. Revenue for hardware, which includes software that is considered more than incidental, will be recognized upon delivery whereas technical support services will be recognized over the applicable service period.
ASU 2009-13 provides a fair value hierarchy in order to determine the appropriate relative fair value for each element of an arrangement. When available, we use vendor specific objective evidence (“VSOE”) to determine the estimated selling price. In the absence of VSOE or third-party evidence ("TPE") for a delivered element, we then use an estimated selling price in order to determine fair value. Estimated selling prices represent our best estimate of the price at which we would transact if the deliverables were sold on a standalone basis. For technical support services, we generally determine our selling price based on VSOE as supported by substantive renewal rates in the related service agreements. In certain instances where we have no service agreement or VSOE cannot be established, we then rely upon our estimated selling price for such deliverables as TPE is generally not available due to the unique company-specific terms surrounding such service agreements. In establishing an appropriate estimated selling price for these technical support agreements, we considered entity specific factors such as our historical and projected costs, historical and projected revenues, and profit objectives. We also considered market specific factors when establishing reasonable profit objectives.
The transition guidance provided within ASU 2009-13 is only allowed to be applied to new or substantially modified arrangements. No previously existing arrangements were modified during the quarter of adoption and therefore existing arrangements were not effected by ASU 2009-13. This guidance was applied to new revenue arrangements arising in the nine months ended September 30, 2010 where tangible products were bundled with technical support services.
Adoption of ASU 2009-13 and ASU 2009-14 has not materially affected our consolidated financial statements for the three and nine months ended September 30, 2010.
Results of Operations
The following table sets forth certain operating data as a percentage of revenues for the three and nine months ended September 30, 2010 and 2009.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales:
Cost of sales	67.5	68.3	67.6	67.3
Amortization of purchased technology	2.2	2.3	2.3	2.1
Total cost of sales	69.7	70.6	69.9	69.4
Gross margin	30.3	29.4	30.1	30.6
Research and development	13.1	14.2	13.4	14.0
Selling, general, and administrative	14.9	15.6	15.6	15.1
Intangible assets amortization	0.3	0.9	0.3	0.9
Restructuring (reversals) charges, net	(0.3)	0.2	(0.0)	2.0
Income (loss) from operations	2.3	(1.5)	0.7	(1.4)
Interest expense	(0.6)	(0.8)	(0.7)	(0.8)
Interest income	0.1	0.2	0.3	0.3
Other income, net	(0.1)	0.0	(0.0)	0.1
Income (loss) before income tax (benefit) expense	1.7	(2.1)	0.2	(1.9)
Income tax (benefit) expense	(1.2)	(0.9)	(0.4)	17.2
Net income (loss)	2.9%	(1.2)%	0.6%	(19.0)%
Comparison of Three and Nine Months Ended September 30, 2010 and 2009
Revenues
Revenues increased by $4.7 million or 6.7%, to $75.2 million in the three months ended September 30, 2010 from $70.4 million in the three months ended September 30, 2009. Revenues decreased by $8.7 million or 3.8%, to $217.5 million in the nine months ended September 30, 2010 from $226.1 million in the nine months ended September 30, 2009.
The following table sets forth our revenues by market (in thousands):

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
Next-generation Communications Networks Products	$30,857	$21,653	$9,204	$90,093	$73,574	$16,519
Traditional Communications Networks Products	24,575	32,246	(7,671)	71,073	107,631	(36,558)
Total Communications Networks Products	$55,432	$53,899	$1,533	$161,166	$181,205	$(20,039)
Medical Products	8,403	6,683	1,720	24,738	18,316	6,422
Other Commercial Products	11,332	9,866	1,466	31,581	26,624	4,957
Total Commercial Products	$19,735	$16,549	$3,186	$56,319	$44,940	$11,379
Total revenues	$75,167	$70,448	$4,719	$217,485	$226,145	$(8,660)
Communications Networks Product Group
Revenues in the communications networks product group increased by $1.5 million, or 2.8%, to $55.4 million for the three months ended September 30, 2010, from $53.9 million for the three months ended September 30, 2009. For the nine months ended September 30, 2010, revenues in the communications networks product group decreased by $20.0 million, or 11.1%, to $161.2 million from $181.2 million for the same period in 2009. The decrease was driven by the maturity of our legacy/traditional communications networks products, which resulted in a decline in revenue of $7.7 million or 23.8% and $36.6 million or 34.0% for the three and nine months ended September 30, 2010, respectively, as compared with the same periods in 2009. Partially offsetting the decline was the transition to next-generation communications networks products by some of these customers. Revenues from our next-generation communications networks products increased by $9.2 million or 42.5%, in the three months ended September 30, 2010, compared to the same period in 2009. For the nine months ended September 30, 2010, revenues from our next-generation communications networks product group increased by $16.5 million or 22.5%, as compared to the same period in 2009. Increased revenues from our next-generation communications networks products were primarily driven by increased deployments during the three and nine months ended September 30, 2010.
Commercial Products Group
Revenues in our commercial products group increased by $3.2 million or 19.3%, to $19.7 million for the three months ended September 30, 2010 from $16.5 million for the three months ended September 30, 2009. For the nine months ended September 30, 2010, revenues in our commercial products group increased by $11.4 million or 25.3%, to $56.3 million from $44.9 million for the nine months ended September 30, 2009. Increased revenues from the commercial products group were driven by increased medical product revenues, which increased by $1.7 million or 25.7% and $6.4 million or 35.1% for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. In addition, revenues from our other commercial products category increased by $1.5 million or 14.9% and $5.0 million or 18.6% for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. Revenues from medical and other commercial products grew primarily due to increased customer spending driven by an overall improvement in the economy and the healthcare sector in particular as compared to the same periods in 2009.
Given the dynamics of these markets, we may experience general fluctuations in the percentage of revenue attributable to each market. As a result, quarter to quarter and year to year comparisons of our markets often are not indicative of overall economic trends affecting the long-term performance of our markets.
Revenue by Geography
The following tables outline overall revenue dollars and the percentage of revenues, by geographic region, for the three and nine months ended September 30, 2010 and 2009:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
North America	$24,739	$21,254	$74,731	$68,897
Europe, the Middle East and Africa ("EMEA")	20,937	16,619	59,961	61,558
Asia Pacific	29,491	32,575	82,793	95,690
Total	$75,167	$70,448	$217,485	$226,145

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
North America	32.9%	30.2%	34.3%	30.5%
EMEA	27.9	23.6	27.6	27.2
Asia Pacific	39.2	46.2	38.1	42.3
Total	100.0%	100.0%	100.0%	100.0%
North America. From a geographic perspective, revenues from North America increased by $3.5 million or 16.4%, to $24.7 million for the three months ended September 30, 2010, from $21.3 million for the three months ended September 30, 2009. Revenues from North America increased by $5.8 million or 8.5%, to $74.7 million for the nine months ended September 30, 2010, from $68.9 million for the nine months ended September 30, 2009. The overall increase in revenue dollars and increase in the percentage of revenues from North America for the three and nine months ended September 30, 2010, compared to the same periods in 2009, were primarily due to an increase in North American deployments of our next-generation communications networks products as well as increased revenues from our commercial products.
EMEA. During the three months ended September 30, 2010, revenues from EMEA increased by $4.3 million or 26.0%, as compared to the same period in 2009. This increase was driven by increased revenues from both our next-generation communications networks and medical products. Increased EMEA revenues for our next-generation communications network and medical products were partially offset by decreased revenues from our legacy/traditional products in the three months ended September 30, 2010, compared to 2009. During the nine months ended September 30, 2010, revenues from the EMEA region declined by $1.6 million, compared to the same period in 2009. This decrease was driven by the maturity of our legacy/traditional communications networks products. Decreased EMEA revenues for our legacy/traditional products were partially offset by increased revenues from our next-generation communications networks products along with increased revenues from our medical products.
Asia Pacific. Revenues from the Asia Pacific region declined by $3.1 million and $12.9 million during the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. As a percent of total revenues Asia Pacific declined 7.0 percentage points and 4.2 percentage points for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. These declines were due to decreased revenues from our legacy/traditional communications networks products.
Gross Margin. Gross margin as a percentage of revenues increased 0.9 percentage points, to 30.3% for the three months ended September 30, 2010, from 29.4% for the three months ended September 30, 2009. The increase in our gross margin during the three months ended September 30, 2010, was driven by favorable changes in our product mix. During the three months ended September 30, 2010, we derived 41.1% of our revenues from our next-generation communications networks products up 10.4 percentage points from 30.7% in the three months ended September 30, 2009. Favorable changes to our product mix were partially offset by increased manufacturing and operational costs including increased charges for excess and obsolete inventory. Specifically, excess and obsolete inventory charges increased by $346,000 during the three months ended September 30, 2010, as compared to same period in 2009.
Gross margin as a percentage of revenues decreased 0.5 percentage points, to 30.1% for the nine months ended September 30, 2010, from 30.6% for the nine months ended September 30, 2009. This decrease was largely driven by unfavorable changes in our product mix along with increased amortization of purchased technology. These unfavorable changes to gross margin as a percentage of revenue were partially offset by lower manufacturing and operational costs including decreased charges for excess and obsolete inventory as well as a $385,000 gain from the disposal of manufacturing equipment during the nine months ended September 30, 2010. During the nine months ended September 30, 2009 we had a more favorable product mix as compared to 2010 due to a larger volume of sales of our Media Server product line which resulted from the timing of shipments of these products in 2009. Amortization of purchased technology increased by $161,000 to $5.0 million in the nine months ended September 30, 2010 from $4.9 million in the nine months ended September 30, 2009. This was driven by the amortization of intangible assets from our purchase of the assets of Pactolus. Lower manufacturing and operating costs were the result of continued realization of internal process improvements implemented over the last few years coupled with benefits from our transition to a fully outsourced manufacturing model. Specifically, charges related to excess and obsolete inventory decreased by $477,000 during the nine months ended September 30, 2010, respectively, as compared to the same period in 2009. The gain from the disposal of manufacturing equipment was a result of our transition to a fully outsourced manufacturing model and the sale of fully depreciated manufacturing equipment.
Research and Development. R&D expenses consist primarily of salary, bonuses and benefits for product development staff, and cost of design and development supplies and equipment, net of reimbursements for nonrecurring engineering services. R&D expenses decreased $168,000, or 1.7%, to $9.9 million for the three months ended September 30, 2010 from $10.0 million for the three months ended September 30, 2009. For the nine months ended September 30, 2010, R&D expenses decreased $2.5 million, or 7.9%, to $29.2 million from $31.7 million for the nine months ended September 30, 2009. This decrease was primarily the result of lower incentive and stock compensation costs, which decreased by $178,000 or 19.3% and $993,000 or 30.1% for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. In addition, payroll and payroll related costs decreased by $362,000 for the nine months ended September 30, 2010, as compared to the same period in 2009. Lower stock and incentive compensation, as well as lower payroll costs, resulted from our transition to lower cost regions along with a lower payout factor for incentive compensation. Further contributing to the decrease were lower project costs, which decreased by $496,000 during the nine months ended September 30, 2010, as compared to the same period in 2009. Offsetting these decreases were increased costs related to the integration of Pactolus along with increased travel expenses.
Selling, General, and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of salary, commissions, bonuses and benefits for sales, marketing, executive and administrative personnel, as well as professional services and costs of other general corporate activities. SG&A expenses increased by $265,000 or 2.4%, to $11.2 million for the three months ended September 30, 2010 from $11.0 million for the three months ended September 30, 2009. The increase in SG&A costs during the three months ended September 30, 2010 was primarily due to increased travel expenses of $239,000, increased marketing costs of $172,000, as well as a reallocation of expenses associated with unused manufacturing space totaling $129,000. Increased travel expenses were associated with increased sales and marketing activities as compared to the same period in the prior year. Expenses associated with unused manufacturing space include rent and other related facilities costs that were previously charged to cost of goods sold and have resulted from our transition to a fully outsourced manufacturing model. These increases were offset by decreased legal fees as well as rental expenses, which collectively decreased by $327,000 in the three months ended September 30, 2010, as compared to same period in 2009.
SG&A expenses decreased by $104,000 or 0.3%, to $34.0 million for the nine months ended September 30, 2010 from $34.1 million for the nine months ended September 30, 2009. The decrease in SG&A costs for the nine months ended September 30, 2010, as compared to the same period in 2009, was driven by lower costs related to incentive compensation, stock compensation and sales commissions. This decrease in compensation related costs primarily resulted from restructuring activities undertaken over the past year. Partially offsetting these declines were increased costs for travel and marketing which resulted primarily from increased sales and marketing activities as compared to the same period in 2009. Additionally, for the nine months ended September 30, 2010, SG&A includes the allocation of costs associated with unused manufacturing space, as described above, in the amount of $629,000 which was previously charged to cost of goods sold. We also incurred increased professional service fees, during the nine months ended September 30, 2010, primarily related to our acquisition of Pactolus.
Stock-based Compensation Expense. Stock-based compensation expense consists of amortization of stock-based compensation associated with stock options and restricted stock units issued under the RadiSys Corporation 2007 Stock Plan and shares issued to employees under the employee stock purchase plan (“ESPP”). Stock-based compensation expense decreased by $549,000 or 27.6%, to $1.4 million for the three months ended September 30, 2010 from $2.0 million for the three months ended September 30, 2009. Stock-based compensation expense decreased by $1.8 million or 27.2%, to $4.9 million for the nine months ended September 30, 2010 from $6.7 million for the nine months ended September 30, 2009. One of the primary reasons for the decrease in stock-based compensation expense was our restructuring activities that have occurred over the past year. As a result of our restructuring activities many awards have been forfeited and there has been a decrease in the participation in our ESPP. During the three and nine months ended September 30, 2010 stock-based compensation related to our ESPP decreased by $437,000 and $1.3 million, respectively, as compared to the same periods in 2009. In addition to lower participation, the decline in ESPP expense was also due to a liquidity discount applied to the stock-based compensation calculation to reflect a one year holding period that was added to the plan at the end of 2009. The liquidity discount accounted for $50,000 and $248,000 of the decrease in ESPP related stock-based compensation for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. Partially offsetting these declines was $496,000 and $1.4 million in additional stock-based compensation during the three and nine months ended September 30, 2010, associated with shares granted from our long-term incentive plan in the fourth quarter of 2009.

We recognized stock-based compensation expense as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Cost of sales	$194	$283	$640	$832
Research and development	302	579	1,010	1,807
Selling, general and administrative	944	1,127	3,230	3,833
Restructuring	—	—	—	234
Total	$1,440	$1,989	$4,880	$6,706
Intangible Assets Amortization. Intangible assets consist of purchased technology, patents and other identifiable intangible assets. Intangible assets amortization expense included within operating expenses was $192,000 and $647,000 for the three months ended September 30, 2010 and 2009, respectively. Intangible assets amortization expense included within operating expenses was $538,000 and $1.9 million for the nine months ended September 30, 2010 and 2009, respectively. Intangible assets amortization decreased due to assets that became fully amortized during the fourth quarter of 2009. We perform reviews for impairment of the purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
Restructuring and Other Charges. We evaluate the adequacy of the accrued restructuring and other charges on a quarterly basis. As a result, we record certain reclassifications and reversals to the accrued restructuring and other charges based on the results of the evaluation. The total accrued restructuring and other charges for each restructuring event are not affected by reclassifications. Reversals are recorded in the period in which we determine that expected restructuring and other obligations are less than the amounts accrued. During the three and nine months ended September 30, 2010, we recorded restructuring and other charges and reversals as described below.
First Quarter 2009 Restructuring. During the first quarter of 2009, we initiated a restructuring plan that included the elimination of 29 positions. The restructuring was initiated to align our costs with our annual operating plan. Included in these costs were charges related to the modification of equity awards to certain employees included in this restructuring activity. During the three months ended September 30, 2009, we incurred $4,000 in additional restructuring charges, which were comprised entirely of employee payroll related severance costs. During the nine months ended September 30, 2010, we recorded a net reversal of $85,000 of previously recorded expenses resulting primarily from the re-assignment of employees initially included in the restructuring plan. During the nine months ended September 30, 2009, we incurred a total of $1.5 million in restructuring charges, which were comprised almost entirely of employee payroll related severance costs. As of September 30, 2010, all activities associated with this restructuring were completed.
Second Quarter 2009 Restructuring.     During the three months ended September 30, 2010, we recorded a net reversal of $42,000, which primarily consisted of a reversal of $65,000 in costs associated with employee severance, healthcare benefits, and associated payroll costs. This was driven by a change in previously estimated costs associated with this restructuring plan. In addition, we incurred $23,000 in facilities related costs from our transition to a fully outsourced manufacturing model. During the three months ended September 30, 2009, we incurred an additional $171,000 in costs consisting of equipment moving fees along with other facilities related charges.
During the nine months ended September 30, 2010, we incurred $371,000 in additional expenses while we reversed $342,000 in previously estimated amounts associated with the second quarter of 2009 restructuring plan. The additional costs consisted of $219,000 in employee severance, healthcare benefits and associated payroll costs along with facilities related costs of $152,000. Reversals consisted of $314,000 in previously estimated employee severance, healthcare benefits and associated payroll costs primarily associated with retaining employees in new roles with the Company. In addition, we reversed $28,000 in facilities related expenses. During the nine months ended September 30, 2009, we incurred $3.2 million in restructuring expenses, which consisted of accrued severance obligations, healthcare benefits, relocation incentives and related payroll taxes as well as facilities related charges. All activities associated with this restructuring plan are expected to be complete by the fourth quarter of 2010.

Fourth Quarter 2009 Restructuring. During the three months ended September 30, 2010, we recorded a net reversal of $181,000 in costs primarily associated with employee severance, healthcare benefits, and related payroll costs. Specifically, we reversed $192,000 in previously accrued amounts for employee severance, healthcare benefits, and associated payroll costs primarily related to changes in previously estimated expenses. In addition, a portion of these reversals relate to employees who will now be retained in new roles. These reversals were offset by additional expenses related to legal fees and foreign currency adjustments, which collectively totaled $9,000. During the nine months ended September 30, 2010, we recorded a net reversal of

$138,000 in previously accrued costs associated with this restructuring plan. Specifically, we reversed previously accrued costs for employee severance, healthcare benefits and related payroll costs in the amount of $231,000 primarily related to changes in previously estimated expenses. In addition, a portion of these reversals relate to employees who will now be retained in new roles. Offsetting these reversals were changes to previously estimated amounts for employee severance, healthcare benefits and related payroll costs in the amount of $66,000 along with additional costs for legal fees and foreign currency adjustments collectively totaling $27,000. We expect all activities associated with this restructuring plan to be completed by the end of 2011.
Interest Expense. Interest expense includes interest incurred on our convertible notes and our lines of credit. Interest expense decreased $136,000, or 22.7%, to $462,000 during the three months ended September 30, 2010 from $598,000 during the three months ended September 30, 2009. Interest expense decreased $206,000, or 11.5%, to $1.6 million during the nine months ended September 30, 2010 from $1.8 million during the nine months ended September 30, 2009. The decrease in interest expense during the three and nine months ended September 30, 2010, compared to the same periods in 2009, was driven by the payoff of our revolving line of credit.
Interest Income. Interest income decreased $118,000, or 66.7%, to $59,000 for the three months ended September 30, 2010 from $177,000 for the three months ended September 30, 2009. Interest income decreased $262,000, or 31.6%, to $566,000 for the nine months ended September 30, 2010 from $828,000 for the nine months ended September 30, 2009. Interest income decreased largely as a result of our exit from the ARS market upon execution of our settlement right with UBS.
Income Tax Provision. We recorded a tax benefit of $884,000 and $646,000 for the three months ended September 30, 2010 and 2009, respectively. We recorded a tax benefit of $920,000 and a tax provision of $39.1 million for the nine months ended September 30, 2010 and 2009, respectively. We expect the effective tax rate for the twelve months ending December 31, 2010 to be a benefit of approximately 103.7% as compared to an expense of 1,217.3% for the twelve months ended December 31, 2009. The anticipated decrease in the effective tax rate is primarily due to discrete items related to the full valuation allowance against our U.S. net deferred tax assets, the revaluation of our Canadian net deferred tax assets for the year ended December 31, 2009 and recognition of unrecognized tax benefit, accrued interest and penalties due to the expiration of the statute of limitations.

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
Liquidity and Capital Resources
The following table summarizes selected financial information as of the dates indicated and for the nine months ended September 30, 2010 and 2009 and for the year ended December 31, 2009:

	September 30, 2010	December 31, 2009	September 30, 2009
	(Dollar amounts in thousands)
Cash and cash equivalents	$133,257	$100,672	$92,112
Short-term investments	$—	$54,321	$55,014
Cash and cash equivalents and investments	$133,257	$154,993	$147,126
Working capital	$147,009	$140,438	$135,736
Accounts receivable, net	$43,647	$44,614	$37,037
Inventories, net	$12,881	$15,325	$28,289
Accounts payable	$34,781	$29,073	$31,359
Revolving line of credit	$—	$41,287	$41,243
2013 convertible senior notes	$50,000	$50,000	$50,000
Days sales outstanding (A)	53	54	48
Days to pay (B)	63	52	60
Inventory turns (C)	15.8	11.8	6.8
Inventory turns — days (D)	23	30	54
Cash cycle time — days (E)	13	32	42

(A)	Based on ending net trade receivables divided by daily revenue (quarterly revenue, annualized and divided by 365 days).

(B)	Based on ending accounts payable divided by daily cost of sales excluding amortization of purchased technology (quarterly cost of sales, annualized and divided by 365 days).

(C)	Based on quarterly cost of sales excluding amortization of purchased technology, annualized, and divided by ending inventory, including inventory deposits.

(D)	Based on ending inventory, including inventory deposits, divided by daily cost of sales excluding amortization of purchased technology (quarterly cost of sales, annualized and divided by 365 days).

(E)	Days sales outstanding plus inventory turns - days, less days to pay.
 Cash and cash equivalents increased by $32.6 million to $133.3 million at September 30, 2010 from $100.7 million at December 31, 2009. Activities impacting cash and cash equivalents are as follows:
Cash Flows

	For the Nine Months Ended
	September 30,
	2010	2009
	(In thousands)
Cash provided by operating activities	$19,254	$14,876
Cash provided by (used in) investing activities	52,768	(2,135)
Cash (used in) provided by financing activities	(39,486)	5,249
Effects of exchange rate changes	49	142
Net increase in cash and cash equivalents	$32,585	$18,132
During the nine months ended September 30, 2010 and 2009, we used $3.3 million and $2.4 million, respectively, for capital expenditures. During the nine months ended September 30, 2010, capital expenditures consisted primarily of additions associated with our transition to lower cost geographies as well as upgrades and expansion of our internal infrastructure. During the nine months ended September 30, 2009, capital expenditures consisted primarily of upgrades to our internal infrastructure along with expenditures associated with our transition to lower cost geographies.
The increase in cash provided by investing activities was the result of gross proceeds from ARS investments purchased from UBS through the exercise of the Company's settlement right or from the ARS being called by the original issuer. Proceeds from ARS activities totaled $62.2 million, which were partially offset by the acquisition of Pactolus' assets for $3.4 million in cash.
During the nine months ended September 30, 2010 we used net cash totaling $39.5 million for financing activities. This was due to net repayments of $41.3 million on our UBS revolving line of credit.
During the nine months ended September 30, 2010 and 2009, we received $2.1 million and $4.0 million, respectively, in proceeds from the issuance of common stock through our stock compensation plans.
Changes in foreign currency rates unfavorably impacted beginning cash balances during the nine months ended September 30, 2010 by $49,000. Due to our international operations where transactions are recorded in functional currencies other than the U.S. Dollar, the effects of changes in foreign currency exchange rates on existing cash balances during any given period results in amounts on the consolidated statements of cash flows that may not reflect the changes in the corresponding accounts on the consolidated balance sheets.
As of September 30, 2010 and December 31, 2009, working capital was $147.0 million and $140.4 million, respectively. Our working capital increased by $6.6 million from the balance at December 31, 2009 as our current asset and liabilities balances decreased by $31.0 million and $37.6 million, respectively. The decrease in our current asset and liabilities balances were primarily due to the settlement of our ARS balances for which proceeds were used to pay down our UBS line of credit. As of September 30, 2009 working capital was $135.7 million and the improvement in our working capital balance since September 30, 2009 was primarily due to cash generated from operations.
Investments

Investments consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Short-term investments (ARS)	$—	$54,321
UBS settlement right	—	7,833
	$—	$62,154
As of December 31, 2009, we held investments in ARS, the majority of which represented interests in collateralized debt obligations supported by pools of government-backed student loans with S&P AAA or Moody’s Aaa ratings at the time of purchase. During the first quarter of 2008, our portfolio of ARS investments experienced multiple failed auctions as the amount of securities submitted for sale exceeded the amount of purchase orders. An auction failure, which is not a default in the underlying debt instrument, occurs when there are more sellers than buyers at a scheduled interest rate auction date and parties desiring to sell their auction rate securities are unable to do so. During the fourth quarter of 2008, we accepted a settlement offer from UBS, associated with the failed auctions. Under the terms of the offer, we had the right to require the bank to repurchase at par value our ARS investments at any time between June 30, 2010 and June 30, 2012. During the nine months ended September 30, 2010, we exercised our settlement right with UBS and as a result the investment bank repurchased our remaining balance of ARS. As of September 30, 2010, we held no ARS investments. We recorded net gains of $21,000 associated with our settlement right during the nine months ended September 30, 2010, which are included in other income, net in the accompanying Consolidated Statement of Operations.
Lines of Credit
Silicon Valley Bank
We have a secured revolving line of credit agreement with Silicon Valley Bank (the "Agreement"). The Agreement provides us with a two-year secured revolving credit facility of $30.0 million, which is subject to a borrowing base and secured by our accounts receivable. Borrowings under the Agreement bear interest at the prime rate, which was 3.25% as of September 30, 2010, or LIBOR, which was 0.26% as of September 30, 2010, plus 1.25%, with either interest rate determined by our election. We are required to make interest payments monthly. We are further required to pay a commitment fee equal to 0.08% of the $30.0 million maximum borrowing limit on an annual basis, and to pay quarterly in arrears an unused facility fee in an amount equal to 0.375% per year of the unused amount of the facility. In addition, the Agreement provides sub-facilities for letters of credit and foreign exchange contracts to be issued on our behalf.
The Agreement requires us to make and maintain certain financial covenants, representations, warranties and other agreements that are customary in credit agreements of this type, which are disclosed in full in our annual report on Form 10-K for the year ended December 31, 2009. As of September 30, 2010, we had no outstanding balances on the line of credit or letters of credit issued on our behalf.
During the fourth quarter of 2010, we amended our revolving line of credit agreement with Silicon Valley Bank. Among other amendments, we extended the term of the agreement for another year, to September 30, 2012. Additionally, we amended the non-formula borrowing base to a maximum amount of $30.0 million as long as we maintain a minimum quarterly current ratio of 2:1. The current ratio is calculated as current assets divided by the sum of current liabilities, including the outstanding aggregate amount of borrowings and letters of credit, less deferred income.
UBS
During the fourth quarter of 2008, we accepted a settlement offer from UBS, associated with failed auctions for our previously held ARS. Under the terms of the offer, we had the right to require the bank to repurchase at par value our ARS investments at any time between June 30, 2010 and June 30, 2012. Acceptance of the offer also entitled us to receive no net cost loans from UBS, or its affiliates, for up to 75% of the market value of the Company's ARS.
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
As of September 30, 2010, we had outstanding 2013 convertible senior notes with a face value and fair value of $50.0 million and $49.0 million, respectively. As of December 31, 2009, we had outstanding 2013 convertible senior notes with a face value and fair value of $50.0 million and $44.8 million, respectively.
Contractual Obligations
The following summarizes our contractual obligations at September 30, 2010 and the effect of such on our liquidity and cash flows in future periods (in thousands).

	2010*	2011	2012	2013	2014	Thereafter
Future minimum lease payments	$1,202	$3,614	$1,644	$827	$727	$838
Purchase obligations(A)	25,891	—	—	—	—	—
Foreign-currency cash flow hedge contracts	2,033	8,092	2,266	—	—	—
2013 convertible senior notes	—	—	—	50,000	—	—
Interest on convertible senior notes	—	1,375	1,375	688	—	—
Total contractual obligations	$29,126	$13,081	$5,285	$51,515	$727	$838

*	Remaining three months.

(A)
Purchase obligations include agreements or purchase orders to purchase goods or services that are enforceable and legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

In addition to the above, as discussed in Note 12 - Income Taxes of the Notes to the Consolidated Financial Statements, we have approximately $1.5 million associated with unrecognized tax benefits and related interest and penalties. These liabilities are primarily included as a component of “Other accrued liabilities” in our Consolidated Balance Sheet as we anticipate that settlement of the liabilities will be within the next twelve months. We do not believe that the ultimate settlement of our obligations will materially affect our liquidity.

Off-Balance Sheet Arrangements
We do not engage in any activity involving special purpose entities or off-balance sheet financing.
Liquidity Outlook
We believe that our current cash and cash equivalents of $133.3 million at September 30, 2010, the cash generated from operations and our line of credit facility will satisfy our short and long-term expected working capital needs, capital expenditures, stock repurchases, and other liquidity requirements associated with our existing business operations even if we are required to hold our ARS until maturity. Capital expenditures are expected to be approximately $1.0 million per quarter.

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
Although forward-looking statements help provide additional information about us, investors should keep in mind that forward-looking statements are only predictions, at a point in time, and are inherently less reliable than historical information. Actual results could differ materially from the anticipated results and expectations in these forward-looking statements as a result of a number of risk factors, including, among others, (a) our dependence on certain customers and high degree of customer concentration (b) the anticipated amount and timing of revenues from design wins due to our customers' product development time, cancellations or delays, (c) the current economic uncertainty and turmoil within the global financial markets, (d) currency exchange rate fluctuations, changes in tariff and trade policies and other risks associated with foreign operations; and (e) the other factors listed in our reports filed with the SEC, including those listed under "Risk Factors" in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009, as updated by subsequent quarterly reports on Form 10-Q. These risk factors may cause our actual results to differ materially from any forward-looking statement.
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
Interest Rate Risk. We invest excess cash in debt instruments of the U.S. Government and its agencies, and those of high-quality corporate issuers. We attempt to protect and preserve our invested funds by limiting default, market, and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely affected due to a rise in interest rates while floating rate securities may produce less income than expected if interest rates decline. Due to the short duration of most of the investment portfolios, an immediate 10% change in interest rates would not have a material effect on the fair value of our investment portfolio. Additionally, the interest rate changes affect the fair market value but do not necessarily have a direct impact on our earnings or cash flows. Therefore, we would not expect our operating results or cash flows to be affected, to any significant degree, by the effect of a sudden change in market interest rates on the securities portfolio. The estimated fair value of our interest bearing investments at September 30, 2010 and December 31, 2009 was $58,000 and $70.2 million, respectively. The effect of an immediate 10% change in interest rates would not have a material effect on our operating results or cash flows.

Foreign Currency Risk. We pay the expenses of our international operations in local currencies, namely, the Canadian Dollar, Euro, Chinese Yuan, Japanese Yen, Malaysian Ringgit, British Pound Sterling, and New Shekel. Our international operations are subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, foreign exchange rate volatility and other regulations and restrictions. Accordingly, future results could be materially and adversely affected by changes in these or other factors. We are also exposed to foreign exchange rate fluctuations as the balance sheets and income statements of our foreign subsidiaries are translated into U.S. Dollars during the consolidation process. Because exchange rates vary, these results, when translated, may vary from expectations and adversely affect overall expected profitability. Foreign currency exchange rate fluctuations resulted in a net loss of $30,000 and less than $1,000 for the three months ended September 30, 2010 and 2009, respectively. Foreign currency exchange rate fluctuations resulted in a net gain of $25,000 and $5,000 for the nine months ended September 30, 2010 and 2009, respectively.
Based on our policy, we have established a foreign currency exposure management program which uses derivative foreign exchange contracts to address nonfunctional currency exposures. In order to reduce the potentially adverse effects of foreign currency exchange rate fluctuations, we may enter into forward exchange contracts. These hedging transactions limit our exposure to changes in the U.S. Dollar/Canadian Dollar exchange rate, and as of September 30, 2010, the total notional or contractual value of the contracts we held was $12.4 million. These contracts will mature over the next 20 months.
Holding other variables constant, a 10% adverse fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Canadian Dollar would require an adjustment of $1.2 million, reversing our hedge asset and creating a hedge liability as of September 30, 2010, in the amount of $1.0 million. A 10% favorable fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Canadian Dollar would result in an adjustment of $1.2 million and our total hedge asset as of September 30, 2010 would be $1.5 million. We do not expect a 10% fluctuation to have any impact on our operating results as the underlying hedged transactions will move in an equal and opposite direction. As of September 30, 2010, our hedged positions are associated with our exposure to movements in the Canadian Dollar. If there is an unfavorable movement in the Canadian Dollar relative to our hedged positions this would be offset by reduced expenses, after conversion to the U.S. Dollar, associated with obligations paid for in the Canadian Dollar.
Convertible Notes. The fair value of the 2013 convertible senior notes is sensitive to interest rate changes as well as our common stock price. Interest rate changes would result in an increase or decrease in the fair value of the 2013 convertible senior notes due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our 2013 convertible senior notes in the open market, changes in the fair value of the senior convertible notes have no impact on our cash flows or Consolidated Financial Statements. The estimated fair value of the 2013 convertible senior notes was $49.0 million and $44.8 million at September 30, 2010 and December 31, 2009, respectively.
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
During the third quarter of 2010, we completed the process of incorporating disclosure controls and procedures of Pactolus, which was acquired effective March 11, 2010, into the Company's disclosure controls and procedures.

PART II. OTHER INFORMATION

Item 1A.    Risk Factors
There are many factors that affect our business and the results of our operations, many of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors and Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2009, as updated by subsequent quarterly reports on form 10-Q, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 5.    Other Information
On November 2, 2010, the Company amended its revolving line of credit agreement, by entering into the Sixth Amendment to Loan and Security Agreement with Silicon Valley Bank (the “Sixth Amendment”).
Pursuant to the Sixth Amendment,among other things, the Company extended the term of the agreement for another year, to September 30, 2012. Additionally, the Company amended the non-formula borrowing base to a maximum amount of $30.0 million as long as the Company maintains a minimum quarterly current ratio of 2:1. The current ratio is calculated as current assets divided by the sum of current liabilities, including the outstanding aggregate amount of borrowings and letters of credit, less deferred income.
The foregoing summary of the Sixth Amendment is not complete and is qualified in its entirety by reference to the Sixth Amendment, filed as Exhibit 10.1 to this report and is incorporated herein by reference.

Item 6.    Exhibits
(a)    Exhibits

Exhibit No	Description
10.1*	Sixth Amendment to Loan and Security Agreement, dated August 7, 2008, between the Company and Silicon Valley Bank, dated as of November 2, 2010.

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADISYS CORPORATION

Dated:	November 5, 2010	By:	/S/ SCOTT C. GROUT
Scott C. Grout
President and Chief Executive Officer

Dated:	November 5, 2010	By:	/S/ BRIAN BRONSON
Brian Bronson
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No	Description
10.1*	Sixth Amendment to Loan and Security Agreement, dated August 7, 2008, between the Company and Silicon Valley Bank, dated as of November 2, 2010.

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith