Form 10-K
period 2010-12-31
RADISYS CORP
filed 2011-03-15
CIK 873044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
 Form 10-K
__________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2010
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .
Commission file number 0-26844
__________________________________
RADISYS CORPORATION
(Exact name of registrant as specified in its charter)
__________________________________

Oregon	93-0945232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5445 N.E. Dawson Creek Drive, Hillsboro, OR	97124
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code	(503) 615-1100

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock, No Par Value	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None
____________________________________________________________________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates (based upon the closing price of the NASDAQ Global Select Market on June 30, 2010 of $9.52) of the Registrant at that date was approximately $160,419,511. For purposes of the calculation executive officers, directors and holders of 10% or more of the outstanding common stock are considered affiliates.
Number of shares of common stock outstanding as of March 11, 2011: 24,280,508
DOCUMENTS INCORPORATED BY REFERENCE
None.

RADISYS CORPORATION

FORM 10-K

i

PART I

Item 1. Business

General

RadiSys Corporation is a leading provider of innovative hardware and software platforms for Next Generation IP-based wireless, wireline and video networks. RadiSys products include its market leading Advanced Telecommunications Computing Architecture ("ATCA") and Internet Protocol ("IP") Media Server platforms as well as application software for new IP-based communications services. These products enable customers to bring more new high-value products and services to market faster with a lower investment. RadiSys products are used in a wide variety of applications including 3G/4G/long term evolution ("LTE") wireless voice, data and video, Femtocell, Voice over Internet Protocol ("VoIP") and Video over IP communications and conferencing, Voice Quality Enhancement ("VQE"), and secure defense communications. Unless required by context, or as otherwise indicated, “we,” “us,” “our” and similar terms, as well as references to the “Company” and “RadiSys” refer to RadiSys Corporation and include all of our consolidated subsidiaries.

Our Markets

We provide application-ready software and hardware platforms to the following two markets:

Communications networks

The communications networks market is comprised of two product categories: Next Generation and Legacy/ Traditional Communication Networking products. Included in our Next Generation Communications Networks product group are ATCA and media server products. Included in our Legacy/ Traditional Communications Networks product group are our legacy/traditional wireless products and all other Communications Networks revenues that are not included in the Next Generation Communications Networks group.

We enable applications in the ATCA market such as 3G/4G/LTE wireless voice, data and video, deep packet inspection (“DPI”), Femtocell, mobile video, VoIP and Video over IP communications and conferencing, VQE, worldwide inter-operability for microwave access ("WiMax"), IP Video ("IPTV"), satellite, security and secure defense communications, among others.

We enable applications in the media server market such as conferencing, interactive voice and video network services, transcoding and VQE.

Commercial Systems

The commercial market consists primarily of solutions and systems for the medical imaging, test and measurement, and military/aerospace submarkets. Specific applications include:

•	Military/aerospace: ruggedized terminals, small unmanned ground vehicles and other military applications

•	Small form factor communications

•	Medical imaging: X-Ray machines, MRI scanners, CT scan imaging equipment and ultrasound equipment

Market Drivers

We believe there are a number of fundamental drivers for growth in our target markets, including:

•
The increasing desire by original equipment manufacturers (“OEMs”) to utilize standards-based, merchant-supplied platforms to develop their systems. We believe more OEMs will see the advantage of combining their internal development efforts with merchant-supplied platforms from partners like RadiSys to deliver a larger number of more valuable new products to get to market faster at a lower total cost.

•
Meaningful traffic growth in the network will require high density, high speed, high performance systems. RadiSys’ ATCA 10G and 40G systems provide 2 to 10 times the density and performance over legacy/traditional systems.

•
The industry structure is changing in that Telecommunications Equipment Manufactures (“TEMs”) are focusing more on applications and network operations, while operators and carriers are focusing more on service and content delivery. RadiSys is benefiting from these market shifts and is providing more platforms and solutions to TEMs.

•
Continued emergence, growth and evolution of applications utilizing 4G or LTE, WiMAX networks, Femtocell Gateways, VoIP, IP Communications, Mobile Video, Video Gateways, Video Conferencing, IPTV, IP interactive voice response ("IVR")/ Voice-to-text, IP Messaging, Network Surveillance, Network Security, Military/aerospace and Packet Inspection, all of which are supported by ATCA.

Our Solutions

We provide our customers with advanced software and hardware platforms that enable them to focus their resources and development efforts on their key areas of differentiation, bring more products and services to market with speed and flexibility, using the latest technologies with reduced product and delivery costs.

Our customers select our solutions because we provide:

Superior technology. We have been the first to market with many technological advancements such as the industry’s first 10G common managed platform, and we are a leader in areas such as IP conferencing and COM Express new product development. Our design capabilities extend to media processing and central processing units (“CPUs”), graphics processing units and network processing units (“NPUs”), digital signal processing and integrated software managed platforms, such as media and application servers, as well as many other areas.

Experienced technical personnel. Our research and development ("R&D") staff has extensive experience in designing complex hardware and software solutions for the communications and commercial markets. We believe that our customers benefit from the broad array of IP and solutions that our R&D staff develop and support.

Reduced time to market. We offer standards-based, turn-key solutions such as ATCA and media server solutions for the communications networks market and COM Express solutions for the commercial market. These standards-based solutions combined with our strong technical resources provide our OEM customers with more flexibility and reduced time-to-market than if they developed these solutions internally.

Broad portfolio of products. Our product lines include a large portfolio of solutions including fully integrated platforms and application-ready systems with software rich content. Our product portfolio addresses a large range of customer requirements and applications. We believe that over time many of our customers will increasingly rely on a smaller set of suppliers who can address a broader set of their solution needs.

Long term customer relationships. We understand what our customers need and work closely with them. Accordingly, we have developed and maintained long-term relationships with many Tier 1 and 2 customers.

Our Strategy

To build market leadership in standards-based advanced infrastructure platforms in our target markets. We believe this strategy enables our customers to focus their resources and development efforts on their key areas of competency, allowing them to provide higher value systems with a time-to-market advantage and a lower total cost. We believe that we are currently the leading provider in the ATCA and IP Media Server markets. We also believe that we are a leading provider with our COM Express solutions in our targeted markets. We intend to continue to invest significant R&D and sales and marketing resources to build our presence in these market segments.

To develop our offering of higher value platform solutions. Historically, the majority of our revenues were derived from the sale of stand-alone boards. We have spent considerable resources developing application-ready platform solutions that incorporate hardware and software developed by us. We intend to increasingly focus our development efforts on providing more software content, positioning us to provide more complete application-ready platforms that provide more value for our customers. These platforms provide an additional revenue opportunity for us, and we believe revenues from these products have the potential to generate higher average selling prices and higher gross margins relative to the sale of boards or hardware centric platforms.

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

To explore new partnerships and strategic acquisitions as a means to build leadership in our target markets. We continue to investigate partnerships and strategic relationships, which can expand the number of solutions we offer and increase our market reach. We also continue to evaluate potential acquisition opportunities to acquire new capabilities, which can help us achieve our strategic goals. For example, in the last four years, we acquired Convedia Corporation or Convedia®, a closely-held vendor of IP media servers, and certain assets of the Modular Communications Platform Division (“MCPD”) business from Intel Corporation (“Intel”), which included ATCA and compact peripheral component interconnect (“PCI”) product lines. Most recently we acquired the assets of privately-held Pactolus Communications Software Company ("Pactolus"), a developer of Next Generation IP communications solutions for converged time-division multiplexing/internet protocol ("TDM/IP") and session initiation protocol ("SIP") enabled VoIP networks.

Strategic Progress

•
New Product Announcements—We announced many new products this year, including our Integrated Mobile Media Server for mobile video services, our LTE Security Gateway solution, new 10/40 gigabit ATCA products, our Media Server based VQE, our C2 Server, a ruggedized ATCA platform for the military/ aerospace market, transcoding services for our media server and new COM Express modules in our Commercial business.

•
Providing Higher Value Solutions—Strategically, we are focused on providing our customers more solution level products that leverage and add value to our existing platforms. These solutions command margins from between 40 and 50 percent. In March, we acquired Pactolus Communications Software Corporation ("Pactolus") that further strengthened our higher value, software-based solutions and is a great example of added software on top of our existing platforms enabling us to provide a more complete set of solutions to our customers.

•	Market Share—We believe that we continue to be market leaders in our target markets with our Next Generation ATCA and Media Server platforms and solutions.

•
Design Wins—We had awards across a number of new and growing market segments with our Next Generation platforms and solutions. Some of our media server wins this past year were in applications such as VoIP VQE, which was a new market for us, conferencing, network voice services and IVR. In ATCA we won business in markets such as LTE, Network Security, unmanned vehicle reconnaissance, WiMax for an Access Service Network Gateway, Femtocell Gateways and WLAN and satellite communications. In Commercial we won new COM Express business in network switching, medical imaging, VoIP and various telecommunications and defense applications.

•
Customers—We are now selling Next Generation products into many of the largest and most innovative communications customers in the market. Our Next Generation products are sold to nine of the top ten Conference Service Providers (“CSPs”) and to more than three dozen different TEMs worldwide.

•
Next Generation Growth—We have tripled our Next Generation revenues over the past three years, growing from $36 million in 2007 to $118 million in 2010. Overall gross margin percentages on our Next Generation platforms are between 40 and 50 percent and are approximately 20 percentage points higher than our Legacy/Traditional Communications Networks products.

Our Products

We design a broad range of products at different levels of integration:

•
complete turn-key software and hardware integrated solutions allowing our customer's to provide revenue–generating telecommunication services, including multimedia conferencing, audio and video ringback tones, unified communications, prepaid and postpaid calling cards, Voice over Broad Band (VoBB), and IP contact center applications;

•
security solutions for next generation communications infrastructure in the form of our LTE Security Gateway ("LTE SEG") which enables secure backhaul and provides packet network protection for 2G, 3G and 4G networks;

•	application-ready platforms for communications networks such as 10G and 40G ATCA platforms and carrier grade IP media servers (“Media Servers”) with significant software content;

•	subsystems and functional platforms using ATCA, COM Express and customer-specific proprietary platforms;

•	compute, input/output (“I/O”), storage, inter-networking media processing and packet processing solutions; and

•
software and firmware specific to the aforementioned hardware that includes intelligent platform management interface (“IPMI”) and hardware platform interface (“HPI”) for platform management. We also make all the necessary modifications to third party software, including basic input output system (“BIOS”), operating systems, protocol stacks and other requisite software, to provide a platform for our customer’s use.

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

We have three primary product families: Media Servers, ATCA, and Commercial.

Media Servers

Our line of market leading IP media server products enables innovation and differentiation by providing powerful, reusable and highly scalable multimedia processing platforms for the VoIP and IMS telecommunication service providers, solution developers and enterprise customers. Together with our own application solutions or products offered by our solution partners, our IP media server products support the next generation of feature all IP rich, application-ready, high-value services that combine the best of the Internet and telecommunications worlds.

Our IP media servers enable fixed mobile convergence by delivering a shared IP media processing resource for any access network, including wireless, broadband, cable, public switched telephone network (PSTN) or satellite. The system's multi-service versatility enables service providers, and their application development partners, to rapidly deploy innovative revenue-generating telecommunications services including multimedia conferencing, ringback tones, unified communications and IP contact center applications. The introduction of our VQE solution provides a group of features specifically designed to address noise, packet loss, and echo in VoIP networks which greatly enhances the already compelling economic benefits of VoIP services. Our media server family of products includes these product choices that can address varying requirements and price points.

CMS-9000 Media Server. The RadiSys CMS–9000 media server provides a standards–based Multimedia Resource Function (“MRF”) that can be shared across a broad range of IMS applications from multiple application suppliers. Increased processing power and I/O throughput results in significant performance improvements for XML–based IVR and messaging applications, while expanding multi–service versatility for numerous IMS applications, including multimedia conferencing, IP Centrex, ringback tones, IP contact centers, video communications, and complex audio/video transcoding. We believe that the CMS–9000 media server provides industry–leading scalability and flexibility. Capacity can be increased through additional media processing cards, while innovative Digital Signal Processing (“DSP”), CPU and security accelerator cards provide hardware–level tuning based on application requirements.

CMS-3000 Media Server. The CMS-3000 media server consolidates the functions of traditional announcement and recording servers, audio and video conference bridges, interactive voice response units (IVR/VRU), messaging equipment and speech platforms onto a single, economical, purpose-built platform for delivering any enhanced service in your IP telephony data center.

Software Media Server. The Software Media Server extends RadiSys media processing technology into a flexible software-only product, providing enterprise VoIP and IMS solution vendors with additional platform and deployment options. A single entry-level Software Media Server deployment can economically support a broad range of Enterprise VoIP applications including IP PBX, IP Contact Centers, VoiceXML-based IVR, Unified Messaging, or voice/video enterprise-wide conferencing. Software Media Server can be deployed on commercial-off-the-shelf Linux appliance or blade servers, as well as the RadiSys ATCA platforms.

Solutions Software. With the acquisition of Pactolus we can now offer our customers a service delivery platform and turnkey application software for next generation network voice services. This software can be seamlessly integrated with our existing Media Server platforms or integrated with third party hardware. The introduction of VQE provides our customers with an optional feature that can greatly enhance their VoIP services.

During 2010, we had the following significant developments associated with our media server line of products.

•
We were awarded new business in North America, Asia Pacific and Europe. Our wins are in a wide range of applications, including voice and video services, video lawful intercept, conferencing, announcements and IVR applications. We were also awarded our first VoIP VQE win with a North American Tier 1 service provider. This was an important win for us as it expands the market for our media server products to now include VQE. In addition, a new Tier 1 equipment maker went live with the RadiSys CMS-9000 with China Mobile. Finally, we were awarded other new business for our IP Media Server product in Color Ring Back Tone (“CRBT”), conferencing and network announcement applications.

•
Our Integrated Mobile Media Server ("IMMS"), which was announced earlier this year, received the NGN 2010 Leadership Award from Technology Marketing Corporations NGN     Magazine. The RadiSys IMMS is built on the Company's industry-leading IP Media Server. IMMS enhances mobile service providers' ability to grow new revenues through interactive voice and video services offered on expanded 3G and emerging 4G LTE deployments. During the third quarter we released our IMMS to a China-based Tier 1 equipment maker to begin trials.

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

•
In the first quarter of 2010, we acquired the assets of Pactolus, a developer of Next Generation IP     communications solutions for converged TDM/IP and SIP enabled VoIP networks. Pactolus software is used in operator-assisted and reservationless conferencing, prepaid/post-paid long distance services and is installed in over 45 telecommunications service provider customers worldwide. We believe that the acquisition will further strengthen our offering of telecom solutions.

•
We were again named the market leader in media servers for the sixth consecutive year by Infonetics Research. RadiSys' media servers captured approximately 66.0% of the total fourth quarter 2010 market and approximately 65.0% for the full year 2010, which represents an 6.0% and 8.0% gain, respectively, from 2009.

ATCA Product Family

Our ATCA product family includes a fully integrated, application-ready platform as well as a set of modular solutions all configurable for a wide variety of applications. ATCA delivers a common managed platform for network element and dataplane applications, which offers a significant benefit to our customers. Utilizing the same managed platform for a variety of applications, TEMs can reduce overall development time and significantly reduce development, lifecycle and equipment costs.

SYS-6010. The foundation of the RadiSys ATCA portfolio is our industry leading platform with 10G switching to handle high-throughput applications. The RadiSys ATCA SYS-6010 is a 10 Gigabit Ethernet platform that integrates with a multitude of state-of-the-art building blocks such as:

•	10G switch and control module

•	Dual/multi-core compute modules

•	High density media resource modules

•	High throughput packet processing modules

•	Advanced Mezzanine Card (“AMC”) carrier-based line card modules and a comprehensive choice of AMCs

Flexible Product Offerings. TEMs can design their own unique communications solutions using RadiSys’ broad range of award-winning modular solutions in conjunction with the RadiSys SYS-6010 or with other ATCA hardware. These building blocks include carrier blades, chassis, disk modules, line cards, and processing and switch modules.

Platform Software. RadiSys and our ecosystem partners provide a full complement of platform software, including operating systems, middleware, shelf management, high availability, system management and data path management.
During 2010 we had the following significant developments associated with our ATCA line of products.

•	We were awarded business in the following applications:

•	Ethernet Passive Optical Network ("EPON")

•	Femtocells

•	IPTV

•	4G and LTE Networks

•	Military reconnaissance

•	Satellite communication

•	Test and measurement

•	WiMAX

•	WLAN
One LTE win was of notable size with a Tier 1 TEM. The military reconnaissance application will be used for high performance computer control and image acquisition and processing. The test and measurement win was for a carrier test equipment project and demonstrates one of the many different adjacent markets that are starting to adopt ATCA. The WiMAX win was with a new customer for an Access Service Network ("ASN") gateway project.

•
We announced our new LTE Security Gateway (“SEG”) product. The RadiSys LTE SEG is a carrier grade solution providing user authentication, data integrity and encryption for IP-based wireless networks and can be deployed as a standalone network element or integrated into other wireless data systems. The Security Gateway went into trials in the fourth quarter of 2010 and is expected to be commercially available in the first half of 2011.

•	We announced the C2 Server, the industry's first ruggedized portable ATCA platform designed to provide the performance and features required for demanding, mobile applications in military/aerospace.

•	Our 40G ATCA platform received the NGN 2010 Leadership Award from Technology Marketing Corporation's NGN Magazine.

•	Our 40G ATCA platform was named as a recipient of the 2009 Product of the Year Award by Technology Marketing Corporation's Internet Telephony magazine.

•
We announced three new ATCA products that offer customers increased choice and flexibility in 10/40G processing power. We believe that these new products provide significant performance increases and improved energy efficiency over previous processing technology and target applications for the communications and military/aerospace markets.

Commercial Product Line

COM Express. Our COM Express solutions are designed for applications that require a standard processor and memory subsystem, but also modular flexibility to retain key design level IP on a separate carrier board. COM Express products are based on modular computing solutions. COM Express is a standard that provides a bridge from legacy interfaces such as PCI and integrated drive electronics (“IDE”) to new serial differential signaling technologies such as PCI Express, Serial ATA, USB 2.0, LVDS, and Serial DVO. Because they are modular and standards-based, our COM Express products help equipment manufacturers shorten their time to market and reduce development costs. By making processor, chipset and memory modular and independent of the rest of the system design, manufacturers can focus engineering resources on developing differentiating features and avoid the design turnover that comes with implementing new processor generations.

Embedded Servers. Also in the commercial product family are our embedded servers that specialize in meeting the needs of specific applications that are designed to be the central control point of a larger integrated system. Examples of systems that incorporate embedded servers include medical imaging systems, high performance test and measurement instruments, telecommunications “appliances,” and military imaging and signal processing systems.

During 2010 we had the following significant developments associated with our Commercial line of products.

•	We were awarded new COM Express business across all three geographies in the following applications:

•	Defense

•	Medical imaging

•	Patient network monitoring

•	Private Automatic Branch Exchange ("PABX")

•	Telecommunications

•	Test and measurement

•	VoIP monitoring

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

Competition

We have three different types of competitors:

•
Our target customers—Our most significant competition is from our own customers and potential customers who choose to remain vertically integrated and continue to internally design and supply all or most of their own platforms, modules and/or sub-systems.

•
Platform Providers—Our competitors in the platform product space include Emerson Network Power, HP, and IBM. In addition, we face competition in the media server market from AudioCodes, Dialogic and Movius.

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

Customers

Our customers include many leading system makers in a variety of end markets. Examples of these customers include: AAI, Agilent Technologies, Arrow Electronics, AT&T (fulfilled through Nokia Siemens Networks), Bigband Networks, Cisco Systems, Comverse Technology, G.E. Healthcare, IBM, IP Access, Italtel, Kineto Wireless, Lestina International, LG Ericsson, Miltope, Motorola, Danaher (fulfilled through NEI), Nokia Siemens Networks, Okaya (end customer Fujitsu), PGi (formerly Premiere Global), Philips Healthcare, PointRed, Qwest, Samsung, Siemens Medical, Tellabs, NEC, UTStarcom, Viasat, Webex, West Corporation, and ZTE.

Our five largest customers, accounting for approximately 63.4% of revenues in 2010 are listed below with an example of the type of application which incorporates RadiSys products:

Customer	Application / End Customer
Arrow Electronics	Defense communications / telecommunications applications to various end customers
NEI	Network performance monitoring equipment with Danaher as the primary end customer
G.E. Healthcare	Medical imaging equipment with G.E. Healthcare as the end customer
Nokia Siemens Networks	2, 2.5, and 3G wireless infrastructure equipment with Nokia Siemens Networks as the end customer and conferencing solutions sold through to AT&T as the end cusotmer
Philips Healthcare	Medical imaging equipment with Philips Healthcare as the end customer
_____________________________________
Nokia Siemens Networks was our largest customer in 2010 accounting for 37.4% of total 2010 revenues.

Technology, Research, Development and Engineering

We believe that our technology, research, development and engineering expertise represents an important competitive advantage. Our R&D staff consisted of 289 engineers and technicians as of February 4, 2011. We currently have design centers located in the U.S, Canada, China and Malaysia as well as a relationship with design services firms in India.

A majority of our R&D efforts are focused on the development of sophisticated products targeted at a wide variety of applications. This is an important part of our strategy to provide a broader set of products, which allows deployment of flexible solutions leveraged off of reusable designs and commercially available components. We believe this will result in significant savings in development time and investment for our customers and will increase the number of applications into which RadiSys solutions can be incorporated. In addition, we are increasingly combining our standards-based products to create more integrated and more complex hardware and software based systems.

We believe that we have developed a unique and valuable portfolio of technology and intellectual property associated with our solutions that provides us a competitive advantage. Our objective is to retain the rights to technology developed during the design process. In some cases, we agree to share technology rights, manufacturing rights, or both, with the customer. However, we generally retain nonexclusive rights to use any shared technology.

Sales, Marketing, and Service

Our products are sold through a variety of channels, including direct sales, distributors and sales representatives. The total direct sales and marketing headcount was 88 as of February 4, 2011. We use our dedicated cross-functional teams to develop long-term relationships with our customers. Our cross-functional teams include sales, application engineering, marketing, program management, supply chain management and design engineering. Our teams collaborate with our customers to combine their development efforts in key areas of competency with our solutions to achieve higher quality, lower development and product cost and faster time to market for their products.

We market and sell our products in North America, EMEA and Asia Pacific. EMEA includes Europe, the Middle East and Africa while the Asia Pacific region includes India. In each of these geographic markets, products are sold principally through a direct sales force with our sales resources located in the U.S., Canada, Europe, China and Japan. In addition, in each of these geographies we make use of an indirect distribution model and sales representatives to access additional customers. In 2010, global revenues were comprised geographically of 34.3% from North America, 28.2% from EMEA and 37.5% from Asia Pacific. See Note 18—Segment Information of the Notes to the Consolidated Financial Statements for financial information by geographic area.

We believe that, along with providing our customers competitive time to market, low-cost and high-quality products our global services organization’s detailed involvement, beginning early in the product life-cycle, reduces our customer’s product risks. Service areas include warranty, repair, integration, training as well as product upgrades and enhancements in some of our Next Generation ATCA products.

Manufacturing Operations

Total manufacturing operations headcount was 137 as of February 4, 2011. We have historically utilized a combination of internal and outsourced manufacturing. However, during 2009 we initiated a plan to complete our strategic goal of operating based on a fully outsourced manufacturing model. As part of this plan, in 2010, we transferred our remaining internally manufactured products from our plant in Hillsboro, Oregon to lower cost manufacturing partners in Asia.

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

In the fourth quarter of 2010, we decided to further consolidate all of our manufacturing capabilities with one contract manufacturer. We expect this transition to be substantially complete by September 30, 2011. Upon completion of our transition to a single contract manufacturer, we intend to close our office in Shenzhen, China. While our contract manufacturing agreements are on terms and conditions that we believe are customary for the industry and do not impart any rights of exclusivity and while our contract manufacturers do not supply any specialized know-how or intellectual property necessary to manufacture our products, alternative sources of manufacturing services for the RadiSys products, including transitioning the products, could require significant time and resources to establish. In addition, any decline in the quality of products produced by our contracting manufacturing partners could adversely impact our reputation and business performance. Finally, we could be adversely impacted if our contract manufacturer does not cooperate with our transition plan.

We also have an integration facility in Burnaby, British Columbia, which is responsible for the final integration, testing and delivery of Media Server systems. This organization works closely with our contract manufacturer to oversee the manufacturing process and functionality test all hardware components of an end system.

Backlog

As of December 31, 2010, our backlog was approximately $43.9 million, compared to $51.4 million as of December 31, 2009. We include in our backlog statistic all purchase orders scheduled for delivery within 12 months.

Intellectual Property

We hold 39 U.S. and 44 foreign utility patents, three U.S. design patents and have four U.S. and twelve foreign patent applications pending. We also rely on trade secrets, know how and rapid time to market for protection and leverage of our intellectual property. We have from time to time been made aware of others in the industry who assert exclusive rights to certain technologies, usually in the form of an offer to license certain rights for fees or royalties. Our policy is to evaluate such claims on a case-by-case basis. We may seek to enter into licensing agreements with companies having or asserting rights to technologies if we conclude that such licensing arrangements are necessary or desirable in developing specific products.

Employees

As of February 4, 2011, we had 619 employees, of which 567 were regular employees and 52 were agency temporary employees or contractors. We are not subject to any collective bargaining agreement, have never been subject to a work stoppage, and believe that we have maintained good relationships with our employees.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. Some of the forward-looking statements contained in this Annual Report on Form 10-K include:

•	expectations and goals for revenues, gross margin, R&D expenses, selling, general and administrative expenses and profits;

•	the impact of our restructuring events on future operating results;

•	our projected liquidity;

•	future operations and market conditions;

•	industry trends or conditions and the business environment; and

•	future levels of inventory and backlog and new products introductions.

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
These factors include, among others, (a) the Company's high degree of customer concentration, (b) the Company's transition to one contract manufacturer and use of the single contract manufacturer in the future for the significant portion of the production of our products, (c) the anticipated amount and timing of revenues from design wins due to the Company's customers' product development schedule, cancellations or delays, (d) matters affecting the embedded system industry, including changes in industry standards, changes in customer requirements and new product introductions, (e) currency exchange rate fluctuations, changes in tariff and trade policies and other risks associated with foreign operations, and (f) other factors listed in Item 1 A “Risk Factors” and in other reports we file with the SEC.

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

Item 1A.    Risk Factors

There are many factors that affect our business and the results of our operations, many of which are beyond our control. The risks described in this Annual Report on Form 10-K for the year ended December 31, 2010, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Because of the significant percentage of our sales to certain customers, the loss of, or a substantial decline in sales to, a top customer could have a material adverse effect on our revenues and profitability.

For 2010, 2009 and 2008, we derived 63.4%, 64.6%, and 59.7%, respectively, of our revenues from our five largest customers during these periods. These five customers were Arrow Electronics, Danaher, G.E. Healthcare, Nokia Siemens Networks and Philips Healthcare, which each purchase a variety of products from us. During 2010, 2009 and 2008, revenues attributable to Nokia Siemens Networks were 37.4%, 45.9%, and 43.5%, respectively. Because of our significant customer concentration, our largest customers have additional pricing power over us that can adversely affect revenues, gross margins or cause us to gradually exit lines of business with them that do not meet profitability objectives. Further, a financial hardship experienced by, or a substantial decrease in sales to, any one of our customers could materially affect our revenues and profitability. Generally, our products are components for our customers’ products and, in certain instances, our customers are not the end-users of our products. If any of these customers’ efforts to market the products we design and manufacture for them or the end products into which our products are incorporated are unsuccessful in the marketplace or if these customers experience a decrease in demand for such products, our design wins, sales and/or profitability will be significantly reduced. Furthermore, if these customers experience adverse economic conditions in the end markets into which they sell our products, we would expect a significant reduction in spending by these customers in addition to increasing our exposure to credit risk, which may limit our ability to collect. Some of these end markets are characterized by intense competition, rapid technological change and economic uncertainty and as such there is no guarantee that the revenues associated with the potential loss of a key customer will be replaced by the establishment of new business relationships. Our exposure to economic cyclicality and any related fluctuation in demand from these customers could have a material adverse effect on our revenues and financial condition.

We use two major contract manufacturers to assemble certain RadiSys products, and a loss or degradation in performance of a contract manufacturer could have a material adverse effect on our business or our profitability.

In 2010, we completed the transition to a fully outsourced model of manufacturing. Furthermore, in the fourth quarter of 2010, we began a process to consolidate all of our manufacturing capabilities with one contract manufacturer. If our third party manufacturers fail to adequately perform, our revenues and profitability could be adversely affected. Among other things, inadequate performance by our contract manufacturers could include the production of products that do not meet our quality standards or schedule and delivery requirements and could cause us to manufacture products internally or seek additional sources of manufacturing. Additionally, our contract manufacturers may decide in the future to discontinue conducting business with us. If we are required to change contract manufacturers or assume internal manufacturing operations due to any termination of the agreements with our contract manufacturers, we may lose revenue, experience manufacturing delays, incur increased costs or otherwise damage our customer relationships. We cannot guarantee that we will be able to establish alternative manufacturing relationships on similar terms.

Also, once the transition to one contract manufacturer is complete, the loss of this manufacturer, a deterioration of our relationship with them, or any unilateral modification to the contractual terms could have an adverse effect on our business and operating results.

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

Our ability to successfully transition all of our manufacturing to one contract manufacturer depends on the performance of our current contract manufacturers as well as our own management.  If our contract manufacturers do not perform as expected, we underestimate the cost of the transfer or our internal measures to mitigate this risk are not effective, we could have a material adverse affect on our business or our profitability.

In 2010, we made the decision to consolidate all of our manufacturing capabilities with one manufacturer. During 2011, we will begin the process of transitioning manufacturing to Jabil, which is expected to be substantially complete by September 30, 2011. The successful transition of our manufacturing to Jabil is partly dependent upon the cooperation and continued performance of our other contract manufacturer. During the transition period, we must establish procedures to ensure that our contract manufacturer maintains its high standards of quality and on time delivery with a reasonable cost structure despite the pending termination of our relationship. Our master supplier agreement provides for a six month notification period for the termination of the agreement. Although we have not yet provided formal notice of termination of the master supplier agreement, we must still ensure that the transition is completed smoothly with sustained high performance before setting a formal termination date.
As part of the transition, we plan to increase our inventory to mitigate the risk of not being able to meet customer demand during the transition and to be able to fulfill last time buy orders of products that will not be transferred to Jabil. Holding increased levels of inventory could expose us to increased excess and obsolete charges that could negatively impact our operating results. Not maintaining adequate levels of inventory could result in missed sales opportunities and a loss of market share, negatively impacting revenues and our overall operating results.

If the transition does not go as expected, in addition to other issues noted above, each of the following events could have an adverse effect on our business and operating results and our business reputation:

•	delay of shipments;

•	unexpected cost overruns; and

•	quality issues with outsourced products.

Once the transition is complete, our use of one primary contract manufacturer to produce all of our products could increase our exposure to product quality problems, late deliveries and increased costs. While we will have influence as their customer, we will not have complete control.

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

Because of the limited number of direct and indirect suppliers, or in some cases, one supplier, for some of the components we and our contract manufacturers use, a loss of a supplier, a decline in the quality of these components, or a shortage of any of these components could have a material adverse effect on our business or our profitability.

There are only a limited number of direct and indirect suppliers, or in some cases, only one supplier, for a continuing supply of the components our contract manufacturers use in the manufacture of our products and any disruption in supply could adversely impact our financial performance. For example, we have some silicon that is solely sourced from companies like Intel, Texas Instruments, Cavium or Broadband, to name a few. We obtain these components from resellers, integrators and component manufacturers. Alternative sources of components that are procured from one supplier or a limited number of suppliers could be difficult to locate and/or would require a significant amount of time and resources to establish. We have in the past experienced and may in the future experience difficulty obtaining adequate quantities of key components used in certain of our products, which have resulted and may result in delayed or lost sales. Delayed sales can also result from our silicon vendor's delays or cancellations of new technologies and products as these technologies and products are often designed into new RadiSys products before they are fully available from our suppliers. In addition, current economic conditions expose us to an increased risk of vendor insolvency, which, given our reliance upon a limited supply base, could result in an inability to procure adequate quantities of materials and components to meet our customers’ demand and/or ability to procure the quality of materials and components our customers require.

Our failure to develop and introduce new products on a timely basis could harm our ability to attract and retain customers.

Our industry is characterized by rapidly evolving technology, frequent product introductions and ongoing demands for greater performance and functionality. Therefore, we must continually identify, design, develop and introduce new and updated products with improved features to remain competitive. To introduce these products on a timely basis we must:

•	design innovative and performance-improving features that differentiate our products from those of our competitors;

•	identify emerging technological trends in our target markets, including new standards for our products in a timely manner;

•	accurately define and design new products to meet market needs;

•	anticipate changes in end-user preferences with respect to our customers’ products;

•	rapidly develop and produce these products at competitive prices;

•	anticipate and respond effectively to technological changes or product announcements by others; and

•	provide effective technical and post-sales support for these new products as they are deployed.

We intend to develop new products and expand into new markets, which may not be successful and could harm our operating results.

We intend to expand into new markets and develop new products and applications based on our existing technologies integrated with new technologies organically developed or acquired. These efforts have required and will continue to require us to make substantial investments, including but not limited to significant research, development and engineering expenditures. Additionally, many of the new products and applications we are working on may take longer and more resources to develop and commercialize than originally anticipated. Specific risks in connection with expanding into new products and markets include, but are not limited to the inability to transfer our quality standards and technology into new products, the failure of customers to accept our new products, longer product development cycles and competition and intellectual property disputes. We may not be able to successfully manage expansion into new markets and products and these unsuccessful efforts may harm our financial condition and operating results.

Our projections of future purchase orders, revenues and earnings are highly subjective and may not reflect future results which could negatively affect our financial results and cause volatility in the price of our common stock.

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

Unanticipated reductions in purchase orders from our customers may also result in us having to write off excess or obsolete inventory. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available or if our customers experience a financial hardship or if we experience unplanned cancellations of customer contracts, the current provision for the inventory reserves may be inadequate and as a result we could forego revenue opportunities and potentially lose market share and damage our customer relationships. In addition and as stated above, we have a high degree of customer concentration. Any significant change in purchases by any one of our large customers can significantly affect our sales and profitability.

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

We derive our revenues from a number of diverse end markets, some of which are subject to significant cyclical changes in demand. In 2010, we derived 73.8% and 26.2% of our revenues from the communications networks and commercial systems markets, respectively. In 2009, we derived 78.5% and 21.5% of our revenues from the communications networks and commercial systems markets, respectively. In 2008, we derived 79.2% and 20.8% of our revenues from the communications networks and commercial systems markets, respectively. We believe that our revenues will continue to be derived primarily from these two markets. Communications networks revenues include, but are not limited to, sales to AT&T (fulfilled through Nokia Siemens Networks), Bigband Networks, Cisco Systems, Comverse Technology, IBM, IP Access, Italtel, Kineto Wireless, LG Ericsson, Motorola, Danaher (fulfilled through NEI), Nokia Siemens Networks, Okaya (end customer Fujitsu), PGi (formerly Premiere Global), PointRed, Qwest, Samsung, Tellabs, NEC, UTStarcom, Viasat, Webex, West Corporation, and ZTE. Commercial systems revenues include, but are not limited to, sales to AAI, Agilent Technologies, Arrow Electronics, G.E. Healthcare, IBM, Lestina International, Miltope, Philips Healthcare, and Siemens Medical. Generally, our products are components for our customers’ products and, in certain instances, our customers are not the end-users of our products. If our customers experience adverse economic conditions in the end markets into which they sell our products, we would expect a significant reduction in spending by our customers. Some of these end markets are characterized by intense competition, rapid technological change, consolidation of providers and economic uncertainty. Our exposure to economic cyclicality and any related fluctuation in customer demand in these end markets could have a material adverse effect on our revenues and financial condition. We are expanding into applications either through new product development projects with our existing customers or through new customer relationships, but no assurance can be given that this strategy will be successful.

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

Our revenue growth expectations for our Next Generation products are highly dependent upon successful ramping of our design wins. The time between when we achieve a design win with a customer and when we begin shipping to that customer at production levels generally has been shortened with our standards-based model. In some cases there is no time in between when a design win is achieved and when production level shipments begin. With many new design wins with our ATCA platforms and our COM Express module’s, customers may require us to provide customization to our products. In addition, customers may require significant time to port their own applications to our systems. Customization of our products as well as porting of customer specific applications can take six to twelve months and in some circumstances can be as long as 24 months. After that, there is an additional time lag from the start of production ramp to peak revenue. Not all design wins ramp into production and, even if a design win ramps into production, the volumes derived from such projects may be less than we had originally estimated. Customer projects related to design wins are sometimes canceled or delayed, or can perform below original expectations, which can adversely impact anticipated revenues and profitability. In particular, the volumes and time to production ramp associated with new design wins depend on the adoption rate of new technologies in our customers’ end markets, especially in the communications networking sector. Program delays or cancellations could be more frequent during times of meaningful economic downturn or due to the consolidation of one or more of our end customers. Should technologies such as Voice over IP, IMS, 3G and 4G/LTE wireless technologies, IPTV, advanced multimedia applications, Femtocell applications and other emerging technologies not be adopted as fast as we or our customers anticipate, actual volumes from new design wins may be lower than we are expecting, which could adversely affect our revenue growth and gross margin expectations.

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

As of December 31, 2010, we had 1.9 million outstanding stock options awarded to our executive management team with an average grant price of $12.49. As the average grant price of our outstanding options is greater than our current stock price, our stock option program may become less effective as an incentive to retain our current management team.

The growth of our business is dependent in part on successfully implementing our international expansion strategy.

In 2010, we completed the transition to a fully outsourced manufacturing model utilizing Asian-based contract manufacturers. We also increased our international headcount partly due to our strategic plan to increase our engineering presence in Asia.

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

We operate in intensely competitive industries that experience rapid technological developments, changes in industry standards, changes in customer requirements, and frequent new product introductions and improvements. If we are unable to respond quickly and successfully to these developments, we may lose our competitive position, and our products or technologies may become uncompetitive or obsolete. Similarly, if there are changes to technology requirements, it can render our products and technologies uncompetitive. To compete successfully, we must maintain a successful marketing and R&D effort, develop new products and production processes, and improve our existing products and processes at the same pace or ahead of our competitors. We may not be able to successfully develop and market these new products; the products we invest in and develop may not be well received by customers; and products developed and new technologies offered by others may affect the demand for our products. These types of events could have a variety of negative effects on our competitive position and our profitability and financial condition, such as reducing our revenue, increasing our costs, lowering our gross margin, reducing our profitability and/or requiring us to recognize and record impairments of our assets.

There are a number of trends and factors affecting our markets, including economic conditions in the United States, Europe and Asia, which are beyond our control. These trends and factors may result in increasing upward pressure on the costs of products and an overall reduction in demand.

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

Certain of our products and technologies incorporate software licensed by its authors or other third parties under so-called open source licenses, including, for example, the GNU General Public License (“GPL”), GNU Lesser General Public License (“LGPL”), the Common Public License, "Apache-style" licenses, "Berkley Software Distribution or BSD-style" licenses, among other open source licenses. Some of these open source licenses contain requirements that we offer our products that use the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software and/or that we license such modifications or derivative works under the terms of the particular open source license, granting third parties certain rights of further use. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software if we combine our proprietary software with open source software in a certain manner. If an author or other third-party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations. If our defenses were not successful, we could be enjoined from the distribution of our products that contained the open source software and required to make the source code for the open source software available to others, to grant third parties certain rights of further use of our software or to remove the open source software from our products, which could disrupt the distribution and sale of some of our products. Further, if we combine our proprietary software with open source software in a certain manner, under some open source licenses we could be required to release the source code of our proprietary software. If an author or other third-party that distributes open source software were to obtain a judgment against us based on allegations that we had not complied with the terms of any such open source licenses, we could also be subject to liability for copyright infringement damages and breach of contract for our past distribution of such open source software. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third party commercial software, as open source licensor's generally do not provide warranties or controls on origin of the software.

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

We also compete with a number of companies and divisions of companies that focus on providing embedded solutions, including, but not limited to, ADLink Technologies, Advantech Co., AudioCodes, Continuous Computing, Dialogic, Emerson Network Power, Hewlett-Packard, IBM, Kontron AG, and Movius.

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

In 2010, 2009, and 2008, as measured by delivery destination, we derived 0.3%, 0.9% and 1.6%, respectively, of our revenues from Canada and Mexico, 28.2%, 27.2% and 37.0%, respectively, of our revenues from EMEA and 37.5%, 39.9% and 30.5%, respectively, from Asia Pacific. During 2010, we continued to globally diversify our operations and completed our transition to a fully outsourced manufacturing model. As part of this plan we transferred our remaining internally manufactured products from our plant in Hillsboro, Oregon to lower cost manufacturing partners in Asia. As of December 31, 2010, 100% of our manufacturing was completed by our Asian contract manufacturing partners. As a result of all these activities, we are subject to worldwide economic and market conditions risks generally associated with global trade, such as fluctuating exchange rates, tariff and trade policies, domestic and foreign tax policies, foreign governmental regulations, political unrest, wars and other acts of terrorism and changes in other economic conditions. These risks, among others, could adversely affect our results of operations or financial position. Additionally, some of our sales to overseas customers are made under export licenses that must be obtained from the U.S. Department of Commerce. Protectionist trade legislation in either the United States or other countries, such as a change in the current tariff structures, export compliance laws, trade restrictions resulting from war or terrorism, or other trade policies could adversely affect our ability to sell or to manufacture in international markets. Additionally, U.S. federal and state agency restrictions imposed by the Buy American Act or the Trade Agreement Act may apply to our products manufactured outside the United States. Furthermore, revenues from outside the United States are subject to inherent risks, including the general economic and political conditions in each country. As a result of the recent financial crisis and tightening of the credit markets, our customers and suppliers may face issues gaining timely access to sufficient credit, which could impair our customers’ ability to make timely payments to us and could cause key suppliers to delay shipments and face serious risks of insolvency. These risks, among others, could adversely affect our results of operations or financial position.

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

We are required to recognize the fair value of stock options and other share-based payment compensation to employees and Board of Directors as compensation expense in the statement of income. Option pricing models require the input of highly subjective assumptions, including stock price volatility, expected life and forfeiture rate of such options. We base our estimates on historical experience as well as other assumptions management believes to be reasonable under the circumstances at the time of updating our assumptions. Accordingly, actual results may differ significantly from these estimates, which could have a material impact on our financial position and results of operations. Given the unpredictable nature and current significant volatility of the “Black-Scholes” variables and other management assumptions such as number of options to be granted, underlying strike price and associated income tax impact, share based payment costs may differ from estimates as well as increase in future periods.

Total share-based compensation expense decreased for the year end December 31, 2010, as compared to the year ended December 31, 2009, however unfavorable changes in the other assumptions used to value our share-based payment arrangements could result in future increased compensation costs. Any such increase will be driven by significant fluctuations to the inputs used in applying our Black-Scholes valuation model, which may have a material impact on our operating results.

Our disclosure controls and internal control over financial reporting do not guarantee the absence of error or fraud.

Disclosure controls are procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that the information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal controls over financial reporting are procedures which are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Sales of a substantial number of shares of our common stock or other equity-related securities in the public markets could depress the market price of our common stock, and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock. As of December 31, 2010, we had $50.0 million aggregate principal amount of our 2013 convertible senior notes outstanding. The price of our common stock could be affected by possible sales of our common stock by investors who view convertible notes as a more attractive means of equity participation in our company and by hedging or arbitrage trading activity which we expect to occur involving our common stock.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2. Properties

Information concerning our principal properties at December 31, 2010 is set forth below:

Location	Type	Principal Use	Square Footage	Ownership
Hillsboro, OR	Office & Plant	Headquarters, marketing, repair services, research and engineering	103,603	Leased
	Land	Held for sale	214,664	Owned
Burnaby, Canada	Office	Marketing, research and engineering	29,081	Leased
Dublin, Ireland	Office	Marketing and distribution	1,658	Leased
Marlborough, MA	Office	Sales, marketing, research and engineering	13,150	Leased
Penang, Malaysia	Office	Manufacturing support, research and engineering	18,164	Leased
Shanghai, China	Office	Sales, research and engineering	25,059	Leased
Shenzhen, China	Office	Manufacturing support	3,066	Leased

We also lease sales offices in the United States located in San Diego, California and Boca Raton, FL. We have international sales offices located in Munich, Germany and Tokyo, Japan. As noted in the above properties, we own a parcel of land adjacent to our Hillsboro, Oregon facility.

Item 3. Legal Proceedings

In the normal course of business, the Company becomes involved in litigation. As of December 31, 2010, in the opinion of management, RadiSys had no pending litigation that would have a material effect on the Company’s financial position, results of operations or cash flows.

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

	High	Low
2010
Fourth Quarter	$10.45	$8.46
Third Quarter	10.95	8.47
Second Quarter	11.00	8.22
First Quarter	10.18	7.13
2009
Fourth Quarter	$10.10	$7.50
Third Quarter	9.71	6.80
Second Quarter	9.45	5.76
First Quarter	8.00	4.30

The closing price as reported on the NASDAQ Global Select Market on March 11, 2011 was $8.50 per share. As of March 11, 2011, there were approximately 255 holders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our outstanding common stock is held of record in broker “street names” for the benefit of individual investors.

Dividend Policy

We have never paid any cash dividends on our common stock and do not expect to declare cash dividends on the common stock in the foreseeable future. Our ability to pay dividends is restricted by our policy as well as the covenants arising from our line of credit agreement with Silicon Valley Bank. As such, we plan to retain all of our earnings to finance future growth.

Share Repurchase Program

On December 16, 2010, we announced the Board of Director's authorization of a share repurchase program under which we may repurchase up to $20 million of our common stock at the discretion of management. Shares may be purchased from time to time at prevailing market prices, in the open market or through privately negotiated transactions, subject to market conditions and as permitted by the securities laws and in compliance with other legal requirements. Under the program, the purchases will be funded from available working capital, and any repurchased shares will be returned to authorized but unissued status. The duration of the repurchase program is two years, although it may be extended, suspended or discontinued without prior notice, at the discretion of the Board. During the fourth quarter of 2010, no shares were repurchased under the program.

Stock Price Performance Graph

The following graph sets forth our total cumulative shareholder return as compared to the return of the S&P 500 Index, the NASDAQ Index, the NASDAQ Computer Manufacturers Index, and the NASDAQ Telecommunications Index for the period of December 31, 2005 through December 31, 2010. The graph reflects the investment of $100 on December 31, 2005 in our stock, the S&P 500 Index, the NASDAQ Index, and in published industry indexes.

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

	Cumulative Total Return
	12/2005	12/2006	12/2007	12/2008	12/2009	12/2010
RadiSys	100.00	96.14	77.28	31.89	55.07	51.33
S&P 500	100.00	115.80	122.16	76.96	97.33	111.99
NASDAQ Composite	100.00	111.74	124.67	73.77	107.12	125.93
NASDAQ Computer Manufacturers	100.00	101.97	152.15	63.25	145.32	210.16
NASDAQ Telecommunications	100.00	131.50	146.22	85.43	118.25	129.78

Item 6. Selected Financial Data

	For the Years Ended December 31,
	2010	2009	2008 (A)	2007 (A)	2006 (A)
	(In thousands, except per share data)
Consolidated Statements of Operations Data
Revenues	$284,311	$304,273	$372,584	$325,232	$292,481
Gross margin	87,214	92,822	96,083	71,838	78,956
Income (loss) from operations	699	(2,192)	(76,464)	(28,124)	(22,229)
Loss from continuing operations	(369)	(42,567)	(67,262)	(21,150)	(16,346)
Net loss	(369)	(42,567)	(67,262)	(21,150)	(16,346)
Net loss per common share:
Basic	$(0.02)	$(1.81)	$(2.98)	$(0.97)	$(0.77)
Diluted	$(0.02)	$(1.81)	$(2.98)	$(0.97)	$(0.77)
Weighted average shares outstanding (basic)	24,144	23,493	22,552	21,883	21,158
Weighted average shares outstanding (diluted)	24,144	23,493	22,552	21,883	21,158
	December 31,
	2010	2009	2008 (A)	2007 (A)	2006 (A)
	(In thousands)
Consolidated Balance Sheet Data
Working capital	$147,049	$140,438	$66,067	$66,573	$161,575
Total assets	240,928	277,034	309,026	394,844	385,471
Long term obligations, excluding current portion	50,450	52,565	52,989	3,585	87,976
Total shareholders’ equity	137,394	129,717	157,468	222,974	230,052
__________________________________

(A)	As adjusted due to the implementation of the cash conversion subsections of ASC Topic 470-20 “Debt with Conversion and Other Options—Cash Conversion.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading provider of innovative hardware and software platforms for Next Generation IP-based wireless, wireline and video networks. Our products include our market leading ATCA and IP Media Server platforms as well as application software for new IP-based communication services. These products enable customers to bring more new high-value products and services to market with speed and flexibility using the latest technologies and with a lower investment.

Financial Results—Total revenue was $284.3 million, $304.3 million and $372.6 million in 2010, 2009 and 2008, respectively. Backlog was approximately $43.9 million, $51.4 million and $34.4 million at December 31, 2010, 2009 and 2008, respectively. Backlog includes all purchase orders scheduled for delivery within 12 months. The decrease in revenues during 2010 compared to 2009 was driven by decreased revenues in our Legacy/ Traditional Communications Networks products of $45.0 million partially offset by increases in our Next Generation Communications Networks products of $16.0 million as well as by the commercial systems market of $9.0 million. The decrease in revenues during 2009 compared to 2008 was driven by decreased revenues in all of our product groups.

Gross margins as a percentage of revenues were 30.7%, 30.5% and 25.8% for 2010, 2009 and 2008, respectively. The increase in gross margin as a percentage of revenues was driven by our transition to a fully outsourced manufacturing model, thereby lowering our manufacturing and operational costs, favorable changes in our product mix and a reduction in the amortization of purchased technology. The favorable change in our product mix resulted from a larger percentage of overall revenues coming from our higher margin Next Generation Communications Networks products. In addition, we incurred lower charges for excess and obsolete inventory primarily due to the continued realization of internal process improvements during 2010. These increases were partially offset by reductions to the gross margins of our Legacy/ Traditional revenues.

Net loss was $369,000, $42.6 million, $67.3 million in 2010, 2009 and 2008, respectively. Net loss per share was $0.02, $1.81 and $2.98 for 2010, 2009 and 2008, respectively. The net loss from 2009, was primarily due to the establishment of a deferred tax valuation allowance in the amount of $42.0 million. The net loss from 2008 was primarily due to a goodwill impairment charge in the amount of $67.3 million. In the absence of these charges, net loss per share for 2009 and 2008 would have been $0.02 and $0.00, respectively.

Cash and cash equivalents amounted to $129.1 million and $100.7 million at December 31, 2010 and December 31, 2009, respectively. The increase in cash and cash equivalents was primarily due to cash flows from operating activities in the amount of $16.1 million as well as the settlement of our Auction Rate Securities ("ARS"). See Note 2—Cash Equivalents and Investments for details on the ARS settlement.

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

Adverse Purchase Commitments

We are contractually obligated to reimburse our contract manufacturers for the cost of excess inventory used in the manufacture of our products, and for which there is no alternative use. Excess inventory is defined as raw materials or assemblies (“components”) used in the manufacture of our products for which the contract manufacturers’ on-hand and on-order quantities are in excess of the requirements derived from our current product forecast of customer demand. We are liable for excess inventory only to the extent that the contract manufacturer procures components to fulfill the manufacturing requirements as set forth in our current product forecast and agreed upon lead times and minimum order quantities. Unexpected decreases in customer demand or our inability to accurately forecast customer demand could result in increases in our adverse purchase commitment liability and have a material adverse effect on our profitability. Factors influencing the adverse purchase commitments liability include: changes in demand, rapid technological changes, product life cycle and development plans, component cost trends, product pricing, customer liability and physical deterioration. If actual market conditions are less favorable than those projected by management, we may incur additional expenses due to increases in our adverse purchase commitment liabilities. Our estimate for the adverse purchase commitments liabilities is based on the assumption that our customers comply with their current contractual obligations to us. If our customers experience a financial hardship or if we experience unplanned cancellations of customer contracts, the current adverse purchase commitments liabilities may be inadequate.

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

Accrued Warranty

We provide for the estimated cost of product warranties at the time revenue is recognized. Our standard product warranty terms generally include repairs or replacement of a product at no additional charge for a specified period of time, which is generally 24 months after shipment. The workmanship of our products produced by contract manufacturers is covered under warranties provided by the contract manufacturer for a specified period of time ranging from 12 to 15 months. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our estimated warranty obligation is based upon ongoing product failure rates, internal repair costs, contract manufacturing repair charges for repairs not covered by the contract manufacturer’s warranty, average cost per call and current period product shipments. If actual product failure rates, repair rates, service delivery costs, or post-sales support costs differ from our estimates, revisions to the estimated warranty liability would be required. Additionally, we accrue warranty costs for specific customer product repairs that are in excess of our warranty obligation calculation described above. Accrued warranty reserves are included in other accrued liabilities in the accompanying Consolidated Balance Sheets.

Long-Lived Assets

Our long-lived assets include definite-lived intangible assets and property and equipment. The net balance of our definite-lived intangible assets and property and equipment at December 31, 2010 amounted to $7.1 million and $9.5 million, respectively.

Intangible assets, net of accumulated amortization, primarily consist of acquired patents, completed technology, technology licenses, trade names and customer lists. Intangible assets are being amortized on a straight-line basis over estimated useful lives ranging from three to ten years. Property and equipment, net of accumulated depreciation, primarily consists of office equipment and software, manufacturing equipment, leasehold improvements and other physical assets owned by us. Property and equipment are being depreciated or amortized on a straight-line basis over estimated useful lives ranging from one to 15 years. We assess impairment of intangible assets and property and equipment whenever conditions indicate that the carrying values of the assets may not be recoverable.

Conditions that would trigger a long-lived asset impairment assessment include, but are not limited to, a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator. If we determine that a long-lived asset impairment assessment is required, we must determine the fair value of the asset. Impairments would be recognized in operating results to the extent that the carrying value exceeds this calculated fair value of the long-lived assets.

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

Income Taxes

Income tax accounting requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. We record a valuation allowance to reduce deferred tax assets if it is “more likely than not” that all or portion of the asset will not be realized due to inability to generate sufficient taxable income in the relevant period to utilize the deferred tax asset. Our net deferred tax assets amounted to $16.6 million as of December 31, 2010. We have considered future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would increase the valuation allowance and make a corresponding charge to earnings in the period in which we make such determination. Likewise, if we later determine that we are more likely than not to realize the net deferred tax assets, we would reverse the applicable portion of the previously provided valuation allowance. All future reversals of the valuation allowance would result in a benefit in the period recognized.

Allowance for Doubtful Accounts

We have a relatively small set of multinational customers that typically make up the majority of our accounts receivable balance. Our allowance for doubtful accounts is determined using a combination of factors to ensure that our trade receivables balances are not overstated. We record reserves for individual accounts when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, our estimates of the recoverability of receivables would be further adjusted. At December 31, 2010, 32.0% of our accounts receivable was due from our largest customer. If one of our large customers or a number of our smaller customers files for bankruptcy or otherwise is unable to pay the amounts due to us, the current allowance for doubtful accounts may not be adequate. During the years ended December 31, 2010 and 2009, there were no significant account balances reserved.

We maintain a non-specific bad debt reserve for all customers based on a variety of factors, including the length of time receivables are past due, trends in overall weighted average risk rating of the total portfolio, macroeconomic conditions, significant events and historical experience. Typically, this non-specific bad debt reserve amounts to approximately 1% of quarterly revenues.

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

Revenue Recognition

Multiple Element Arrangements

A significant portion of our revenue relates to product sales for which revenue is recognized upon shipment, with limited judgment required related to product returns. Product sales are shipped FOB shipping point. The software elements included in certain components of ATCA systems and Media Servers is considered to be functioning together with the non-software elements to provide the tangible product's essential functionality and these arrangements generally include multiple elements such as hardware, technical support services as well as software upgrades or enhancements on a when and if available basis. Arrangements that include multiple elements require significant management judgment to evaluate the effective terms of agreements, our performance commitments and determination of fair value of the various deliverables under the arrangement. During the first quarter of 2010 we elected early adoption of ASU No. 2009−13, “Multiple−Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” ("ASU 2009−13") and ASU No. 2009−14, “Certain Arrangements That Include Software Elements,” (amendments to FASB ASC Topic 985, Software) (“ASU 2009−14”). Adoption of ASU 2009−13 and ASU 2009−14 allows us to meet separation criteria required for multiple element arrangements where we could not previously establish a fair value for one or more of the relevant deliverables. Previously, when we could not establish fair value for certain technical support agreements all revenue was deferred. These revenues were then recognized over the appropriate period, generally coinciding with an explicit or implied support period, or in some cases until all elements of the arrangement had been delivered. Under ASU 2009−13, overall consideration is allocated among the separate units of accounting based on their relative fair value. This will result in the ability to recognize each unit of accounting upon delivery. Revenue for hardware, which includes software that is considered more than incidental, will be recognized upon delivery whereas technical support services will be recognized over the applicable service period.

ASU 2009−13 provides a fair value hierarchy in order to determine the appropriate relative fair value for each element of an arrangement. When available, we use vendor specific objective evidence (“VSOE”) to determine the estimated selling price.

In the absence of VSOE or third−party evidence ("TPE") for a delivered element, we then use an estimated selling price in order to determine fair value. Estimated selling prices represent our best estimate of the price at which it would transact if the deliverables were sold on a standalone basis. For technical support services, we generally determine our selling price based on VSOE as supported by substantive renewal rates in the related service agreements. In certain instances where VSOE cannot be established, we then rely upon the estimated selling price for such deliverables as TPE is generally not available due to the unique company specific terms surrounding such service agreements. In establishing an appropriate estimated selling price for these technical support agreements, we considered entity specific factors such as its historical and projected costs, historical and projected revenues, and profit objectives. We also considered market specific factors when establishing reasonable profit objectives.

	For the Years Ended December 31,
	2010	2009	2008
	(in thousands)
Hardware	$257,533	$278,907	$356,228
Software royalties and licenses	16,614	17,878	10,382
Software maintenance	4,980	3,326	3,093
Engineering and other services	5,184	4,162	2,881
Total revenues	$284,311	$304,273	$372,584

Hardware

Revenue from hardware products is recognized in accordance with applicable GAAP for revenue recognition. Under our standard terms and conditions of sale, we transfer title and risk of loss to the customer at the time product is shipped to the customer and revenue is recognized accordingly, unless customer acceptance is uncertain or significant obligations remain. We reduce revenue for estimated customer returns for rotation rights as well as for price protection rights according to agreements with our distributors. The amount of revenues derived from these distributors as a percentage of total revenues was 18.1%, 17.5% and 15.2% for the years ended December 31, 2010, 2009 and 2008, respectively. We accrue the estimated cost of post-sale obligations for product warranties, based on historical experience at the time we recognize revenue.

The software elements included in certain components of ATCA systems and Media Servers are considered to be functioning together with the non-software elements to provide the tangible product's essential functionality and our ATCA arrangements generally include multiple elements such as hardware, technical support services as well as specified software upgrades or enhancements. As such, the revenue associated with these products is recognized in accordance with applicable GAAP for revenue recognition .

Software royalties and licenses

Revenue from software royalties and licenses is recognized in accordance with applicable GAAP for revenue recognition. Revenue from customers for prepaid, non-refundable software royalties is recorded when the revenue recognition criteria have been met. Revenue for non-prepaid royalties is recognized at the time the underlying product is shipped by the customer paying the royalty. We recognize software license revenue at the time of shipment or upon delivery of the software master provided that the revenue recognition criteria have been met and VSOE exists to allocate the total fee to all undelivered elements of the arrangement. We defer revenue on arrangements including specified software upgrades until the specified upgrade has been delivered.

Technical support services

Technical support services are recognized as earned on the straight-line basis over the terms of the contract in accordance with applicable GAAP for revenue recognition. The fair value of our post-contract support has been determined by renewal rates within our support agreements, the actual amounts charged to customers for renewal of their support services or based on an estimated selling price.

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

•
Undelivered elements of an arrangement—Certain arrangements include specified software upgrades and enhancements to an existing product. Revenue for such arrangements is deferred until the future obligation is fulfilled.

Stock-based Compensation

Equity instruments are granted to employees, directors and consultants in certain instances, as defined in the respective plan agreements. In 2010, 2009, and 2008, we issued stock options, restricted stock units under our 2007 stock plan and long-term incentive plan (“LTIP”) and stock under employee stock purchase plan (“ESPP”).

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

The calculation includes several assumptions that require management's judgment. The expected term of the option or share is determined based on assumptions about patterns of employee exercises and represents a probability-weighted average time-period from grant until exercise of stock options, subject to information available at time of grant. Determining expected volatility generally begins with calculating historical volatility for a similar long-term period and then considers the ways in which the future is reasonably expected to differ from the past.

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

Determining the appropriate fair value model and, as noted above, calculating the fair value of equity instruments associated with our employee benefit plans require the input of highly subjective assumptions. The assumptions used in calculating the fair value of these equity instruments represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 17-Employee Benefit Plans of the Notes to the Consolidated Financial Statements for a further discussion on stock-based compensation.

The LTIP performance awards are valued at the closing price of our common stock on the grant date. The corresponding compensation cost of each LTIP award is expensed ratably over the measurement period of the award. Since the number of shares that may be issued under the LTIP and the measurement period are both variable, we reevaluate the LTIP awards on a quarterly basis and adjust the number of shares expected to be awarded based upon our financial results as compared to the performance goals set for the award. Adjustments to the number of shares awarded, and to the corresponding compensation expense, are made on a cumulative basis at the date of adjustment based upon the estimated probable number of shares to be awarded. Adjustments made to compensation expense resulting from a change in the estimated probable vesting date of the awards are made on a prospective basis. For the year ended December 31, 2010, we recorded $1.6 million in stock compensation expense associated with LTIP awards.

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

Results of Operations

The following table sets forth certain operating data as a percentage of revenues for the years ended December 31, 2010, 2009 and 2008.

During the first quarter of 2009, we adopted the cash conversion subsections of ASC Topic 470-20 “Debt with Conversion and Other Options—Cash Conversion” (“ASC Topic 470-20”). The Cash Conversion Subsections are effective for our previously outstanding 1.375% convertible senior notes due 2023. Although, our 2023 convertible senior notes were retired as of December 31, 2009, we were still required to retrospectively apply Cash Conversion Subsections in all periods presented that include our 2023 convertible senior notes. As a result of this retrospective application, we adjusted our opening accumulated deficit and additional paid in capital balances, as of December 31, 2006, by ($9.6 million) and $16.2 million, net of tax, respectively. In addition, amounts previously reported in our Consolidated Statements of Operations for interest expense, other income (expense), net, income tax expense (benefit), and net loss have been adjusted as a result of adoption.

	For the Years Ended December 31,
	2010	2009	2008 (A)
Revenues	100.0%	100.0%	100.0%
Cost of sales:
Cost of sales	67.1	67.4	70.3
Amortization of purchased technology	2.2	2.1	3.9
Total cost of sales	69.3	69.5	74.2
Gross margin	30.7	30.5	25.8
Research and development	13.6	13.8	13.2
Selling, general, and administrative	16.0	14.8	13.6
Intangible assets amortization	0.3	0.9	1.2
Goodwill impairment charge	—	—	18.1
Restructuring and other charges	0.6	1.7	0.2
Loss from operations	0.2	(0.7)	(20.5)
Interest expense	(0.7)	(0.8)	(1.3)
Interest income	0.2	0.4	0.8
Other income (expense), net	(0.0)	0.0	0.2
Loss from continuing operations before income tax expense (benefit)	(0.3)	(1.1)	(20.8)
Income tax expense (benefit)	(0.2)	12.9	(2.7)
Net loss	(0.1)%	(14.0)%	(18.1)%
__________________________________

(A)	As adjusted due to the implementation of the cash conversion subsections of ASC Topic 470-20.

Comparison of Year 2010 and Year 2009

Revenues

Revenues decreased by $20.0 million, or 6.6%, to $284.3 million in 2010 from $304.3 million in 2009. Changes in our revenues by product group for the years ended December 31, 2010 and 2009, were as follows (in thousands):

	For the Year Ended December 31,
	2010	2009	Change
Next Generation Communications Networks Products	$118,078	$102,047	$16,031
Legacy/ Traditional Communications Networks Products	91,873	136,828	(44,955)
Total Communications Networks Products	209,951	238,875	(28,924)
Medical Products	33,366	26,261	7,105
Other Commercial Products	40,994	39,137	1,857
Total Commercial Products	74,360	65,398	8,962
Total revenues	$284,311	$304,273	$(19,962)

Communications Networks Product Group

Revenues in the Communications Networks market decreased by $28.9 million or 12.1%, to $210.0 million in 2010 from $238.9 million in 2009. The decrease was driven by the maturity of our Legacy/ Traditional Communications Networks products, which resulted in a decline in revenue of $45.0 million or 32.9% for the year ended December 31, 2010 as compared with the same period in 2009. We expect further decreases to our Legacy/Traditional Communications Networks products revenues as these products continue to migrate toward end of life in 2011.

Partially offsetting the decline were the revenues from our Next Generation Communications Networks products. Revenues from our Next Generation Communications Networks products increased by $16.0 million or 15.7% for the year ended December 31, 2010 as compared with the same period in 2009. Increased revenues from our Next Generation Communications Networks products were primarily driven by increased deployments of 3G and 4G infrastructure as well as telecommunication network monitoring equipment during the year ended December 31, 2010. We expect further growth to our Next Generation Communications Networks products in 2011.

Commercial Products Group

Revenues in the Commercial Systems market increased by $9.0 million, or 13.7%, to $74.4 million in 2010 from $65.4 million in 2009. Increased revenues from the Commercial products group were driven by increased Medical Products revenues, which increased by $7.1 million or 27.1% for the year ended December 31, 2010 as compared with the same period in 2009. In addition, revenues from our Other Commercial products category increased by $1.9 million or 4.7% for the year ended December 31, 2010 as compared with the same period in 2009. Revenues from Medical and Other Commercial products grew primarily due to increased customer spending driven by an overall improvement in the economy and the healthcare sector in particular as compared to the same period in 2009. We expect further growth due to our COM Express product line offset by declines from our Rack Mount Server product line in 2011.

Revenue by Geography

The following tables outline overall revenue dollars (in thousands) and the percentage of revenues, by geographic region, for the years ended December 31, 2010 and 2009:

	For the Years Ended December 31,
	2010	2009
North America	$97,361	$100,138
EMEA	80,218	82,654
Asia Pacific	106,732	121,481
Total	$284,311	$304,273

	For the Years Ended December 31,
	2010	2009
North America	34.3%	32.9%
EMEA	28.2	27.2
Asia Pacific	37.5	39.9
Total	100.0%	100.0%

North America. From a geographic perspective, revenues from North America decreased by $2.8 million, or 2.8%, to $97.4 million in 2010 from $100.1 million in 2009. Revenues from North America increased slightly as a percent of total revenues and represented 34.3% in 2010, up from 32.9% in 2009. The decline in overall revenues from North America was attributable to decreases in revenues from our Legacy/ Traditional Communications Networks and Media Server products partially offset by increases from our Next Generation Communications Networks products

EMEA. Revenues from the EMEA region decreased $2.4 million or 2.9% to $80.2 million in 2010 from $82.7 million in 2009. The decrease was driven by the maturity of our Legacy/ Traditional Communications Networks products. This decrease was partially offset by increased revenues from our Next Generation Communications Networks products along with increased revenues from our Medical Products.

Asia Pacific. Revenues from the Asia Pacific region decreased by $14.7 million or 12.1% to $106.7 million in 2010 from $121.5 million in 2009. The decrease was driven by the maturity of our Legacy/ Traditional Communications Networks products. This decrease was partially offset by increased revenues from our media server products as well as our test and measurement products.

We currently expect continued fluctuations in the percentage of revenue from each geographic region. Additionally, we expect non-U.S. revenues to remain a significant portion of our revenues.

Gross Margin

Gross margins as a percentage of revenues increased by 0.2 percentage points to 30.7% in 2010 from 30.5% in 2009. The increase in gross margin as a percentage of revenues was driven by increased revenues from our higher margin Next Generation Communications Networks products along with lower manufacturing and operational costs. These increases were partially offset by decreased gross margins associated with our Legacy/ Traditional Communications Networks products as these products are mostly dual sourced and we are getting pricing pressure by our customers as they approach end of life. Decreases in manufacturing and operational costs are attributable to our completed transition to a fully outsourced manufacturing model. We expect gross margins to be down sequentially, in the first quarter of 2011, due primarily to reductions to the gross margins of our Legacy/ Traditional revenues, as these products are mostly dual sourced and we are getting pricing pressure by our customers as they approach end of life, as well as unfavorable changes to our product mix with lower expected media server revenues.

Research and Development

R&D expenses consist primarily of salary, bonuses and benefits for product development staff, and cost of design and development supplies and equipment, net of reimbursements for non-recurring engineering services. R&D expenses decreased $3.2 million, or 7.7%, to $38.7 million in 2010 from $41.9 million in 2009. At the beginning of 2010, we closed our Boca Raton, Florida R&D office as we transitioned the work to lower cost regions resulting in lower payroll costs. This transition to lower cost regions combined with the closure of our Boca Raton office was the biggest contributing factor to the decrease in R&D expense. R&D expense also declined due to lower stock-based compensation costs which decreased by $873,000 or 40.1% for the year ended December 31, 2010 as compared with the same period in 2009. Offsetting these decreases were increased costs related to the acquisition of Pactolus.

Selling, General, and Administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of salary, commissions, bonuses and benefits for sales, marketing, executive, and administrative personnel, as well as professional services and costs of other general corporate activities. SG&A expenses increased $427,000, or 0.9%, to $45.5 million in 2010 from $45.1 million in 2009. This slight increase was primarily due to increased travel expenses related to the improved economic environment along with increased professional service fees. Travel expenses and professional service fees increased by $1.3 million or 42.0% for the year ended December 31, 2010 as compared with 2009 and was primarily attributable to our acquisition of Pactolus during the first quarter of 2010. These increases were partially offset by lower stock-based compensation costs which decreased by $1.0 million or 20.2% for the year ended December 31, 2010 as compared with the same period in 2009.

Stock-based Compensation Expense

Stock-based compensation expense consists of amortization of stock-based compensation associated with unvested stock options, restricted stock units issued to employees under the 2007 stock plan and the LTIP, and the ESPP. During 2010, we incurred $6.2 million in stock-based compensation. During 2009, we incurred $8.5 million in stock-based compensation expense. The decrease in stock-based compensation expense was driven primarily by our restructuring activities that have occurred over the past two years. As a result of our restructuring activities many awards have been forfeited and there has been a decrease in the participation in our ESPP. In addition to lower participation, the decline in ESPP expense of $1.4 million during the year ended December 31, 2010 as compared with the same period in 2009, was also due to a liquidity discount applied to the stock-based compensation calculation to reflect a one-year holding period that was added to the plan at the end of 2009. Partially offsetting these declines was $1.2 million of additional stock-based compensation during the year ended December 31, 2010 as compared with the same period in 2009, associated with shares granted from our LTIP in the fourth quarter of 2009.

We incurred and recognized stock-based compensation expense as follows (in thousands):

	For the Year Ended December 31,
	2010	2009
Cost of sales	$816	$1,050
Research and development	1,303	2,176
Selling, general, and administrative	4,039	5,060
Restructuring	—	234
Total stock-based compensation expense	$6,158	$8,520

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

Intangible Assets Amortization

Intangible asset amortization expense included in operating expenses consists of the amortization of trade names and customer related intangible assets. Intangible assets amortization expense included in results of operations decreased $1.9 million or 71.8% to $730,000 in 2010 from $2.6 million in 2009. Intangible assets amortization decreased due to certain assets becoming fully amortized at the end of 2009. These decreases were partially offset by the addition of amortization expense associated with the acquisition of Pactolus in the first quarter of 2010. We perform reviews for impairment of the purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Restructuring and Other Charges

We evaluate the adequacy of the accrued restructuring and other charges on a quarterly basis. As a result, we record reversals to the accrued restructuring in the period in which we determine that expected restructuring and other obligations are less than the amounts accrued. Tables summarizing the activity in the accrued liability for each restructuring event are contained in Note 9—Accrued Restructuring and Other Charges of the Notes to the Consolidated Financial Statements. During 2010 and 2009, we recorded restructuring and other charges and reversals as described below.

First Quarter 2009 Restructuring. During the first quarter of 2009, we initiated a restructuring plan that included the elimination of 29 positions. The restructuring was initiated to align our costs with our annual operating plan. During 2010, we recorded reversals of $85,000 of previously recorded expenses resulting primarily from the re-assignment of employees initially included in the restructuring plan. During 2009 we incurred a total of $1.5 million in restructuring charges, which were comprised almost entirely of employee payroll related severance costs. Included in these costs were charges related to the modification of equity awards to certain employees included in this restructuring activity. As of December 31, 2010, all activities associated with this restructuring were completed.

Second Quarter 2009 Restructuring. During the second quarter of 2009, we initiated a restructuring plan that included the elimination of 115 positions and the relocation of eight employees as part of two strategic initiatives within manufacturing operations and engineering. As part of the initiative, we began our transition to a fully outsourced manufacturing model, which has transfered remaining manufacturing from our manufacturing plant in Hillsboro, Oregon to our manufacturing partners in Asia. The plan also included consolidating our North American R&D positions and programs, and specifically transferring current projects from our design center in Boca Raton, Florida, to other existing R&D centers. During 2010, we recorded a net reversal of $121,000, consisting of reversals of $501,000 of previously recorded expenses resulting primarily from the re-assignment of employees initially included in the restructuring plan partially offset by additional accrued employee severance, healthcare benefits and associated payroll costs along with the facilities related costs and legal fees of $380,000. During 2009, we incurred a total of $3.1 million in restructuring charges, which consisted of accrued severance obligations, healthcare benefits, relocation incentives and related payroll taxes. The expense from 2009 also included legal expenditures as well as contract termination fees. This transition was substantially complete as of December 31, 2010.

Fourth Quarter 2009 Restructuring. During the fourth quarter of 2009, we initiated a restructuring plan that included the elimination of 22 positions at various locations throughout the company. The primary focus of this initiative was to align expenses with our 2010 operating plan objectives, which included the need to continue focusing on lowered costs. During 2010, we recorded a net reversal of $173,000, consisting of reversals of $309,000 of previously recorded expenses resulting primarily from changes in previously estimated expenses as well as the re-assignment of employees initially included in the restructuring plan. These reversals were partially offset by additional employee severance, healthcare benefits and associated payroll costs along with legal fees and foreign currency adjustments of $136,000. During 2009, we incurred $882,000 in charges associated with this restructuring plan, which consisted of severance and related payroll costs as well as healthcare benefits. We expect all activities associated with this restructuring plan to be completed by the end of 2011.

Fourth Quarter 2010 Restructuring. During the fourth quarter of 2010, we initiated a restructuring plan that includes the elimination of 67 positions at various locations throughout the company. The primary focus of this initiative is to align expenses with our 2011 operating plan objectives, which includes the need to reduce our infrastructure associated with the maturity of our legacy/traditional communications networks products, as well as the consolidation of our contract manufacturers. During 2010, we incurred $2.0 million in charges associated with this restructuring plan, which consisted of severance and related payroll costs as well as healthcare benefits. We expect all activities associated with this restructuring plan to be substantially completed by the end of 2011.

Interest Expense

Interest expense includes interest incurred on our convertible notes and our lines of credit. During 2010, interest expense decreased $338,000, or 14.2%, to $2.0 million from $2.4 million in 2009. The decrease in interest expense in 2010 compared to 2009 was driven by the settlement of our revolving line of credit.

Interest Income

During 2010, interest income decreased $486,000, or 43.3%, to $636,000 from $1.1 million in 2009. Interest income decreased largely as a result of our sales of ARS investments upon execution of our settlement right with UBS AG.

Income Tax Provision

We recorded a tax benefit of $485,000 for the year ended December 31, 2010 and a tax expense of $39.3 million for the year ended December 31, 2009. Our current effective tax rate differs from the statutory rate primarily due to a full valuation allowance provided against our U.S. net deferred tax assets and the Canadian scientific research and experimental development expenditures claim.

At December 31, 2010, we had net deferred tax assets of $16.6 million. In addition, we had valuation allowances of $49.6 million and $48.4 million, as of December 31, 2010 and 2009, respectively. This represents a full valuation allowance against our U.S. deferred tax assets. In evaluating our valuation allowance, we considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based on our review of all positive and negative evidence, including a three year U.S. cumulative pre-tax loss and taxable loss, it was concluded that a full valuation allowance should be recorded against our U.S. net deferred tax assets. In the event we were to determine that we would not be able to realize all or part of our foreign net deferred tax assets in the future, we would increase the valuation allowance and make a corresponding charge to earnings in the period in which we make such determination. Likewise, if we later determine that we are more likely than not to realize all or a portion of the U.S. net deferred tax assets, we would reverse the previously provided valuation allowance. All future reversals of the valuation allowance would result in a benefit in the period recognized. Although realization is not assured, management believes that it is more likely than not that the balance of the deferred tax assets, net of the valuation allowance, as of December 31, 2010 will be realized.

We are subject to income taxes in the U.S. and ten foreign countries, and on occasion, we have been subject to corporate income tax audits. Specifically, we are currently under examination in Canada by the Canada Revenue Agency (“CRA”). In determining the amount of income tax liabilities for uncertain tax positions, we have evaluated whether certain tax positions are more likely than not to be sustained by taxing authorities. We believe that we have adequately provided in our financial statements for additional taxes that may result from this examination. To the extent the ultimate outcome of the examination differs from the amounts provided for as uncertain tax positions either additional expense or benefit will be recognized in the period in which the examination is effectively settled.

During the fourth quarter of 2009, the Internal Revenue Service (“IRS”) commenced its examination of the 2007 and 2008 tax years. The examination was effectively settled in the first quarter of 2010, when we agreed to a Notice of Proposed Adjustment that was issued by the IRS. The Proposed Adjustment did not have a material impact on our Consolidated Financial Statements and it was provided in full as an uncertain tax position at December 31, 2009.

Comparison of Year 2009 and Year 2008

Revenues

Revenues decreased by $68.3 million, or 18.3%, to $304.3 million in 2009 from $372.6 million in 2008. Changes in our revenues by product group for the years ended December 31, 2009 and 2008, were as follows (in thousands):

	For the Year Ended December 31,
	2009	2008	Change
Next Generation Communications Networks Products	$102,047	$103,676	$(1,629)
Legacy/ Traditional Communications Networks Products	136,828	191,507	(54,679)
Total Communications Networks Products	238,875	295,183	(56,308)
Medical Products	26,261	29,607	(3,346)
Other Commercial Products	39,137	47,794	(8,657)
Total Commercial Products	65,398	77,401	(12,003)
Total revenues	$304,273	$372,584	$(68,311)

Communications Networks Product Group

Revenues in the Communications Networks market decreased by $56.3 million or 19.1%, to $238.9 million in 2009 from $295.2 million in 2008 due to decreased revenues from both submarkets within our Communications Networks product group. Both product groups were affected by continued economic weakness during 2009. The decreases in revenues from our Legacy/Traditional Communications Networks products were further driven by the maturity of the products within this group as they approach end of life. The decline in revenues from our Next Generation Communications Networks products was further affected by the recognition of approximately $8.7 million in previously deferred revenues during 2008.

Commercial Products Group

Revenues in the Commercial Systems market decreased by $12.0 million, or 15.5%, to $65.4 million in 2009 from $77.4 million in 2008. These declines were primarily driven by the maturity of our Legacy/ Traditional products within our Commercial products group. These decreases were also affected by a decline in demand caused by general global economic weakness in all of our submarkets including medical and test and measurement equipment. Revenues from our Medical Products group declined by $3.3 million, or 11.3%, to $26.3 million during 2009 from $29.6 million in 2008. Revenues from our test and measurement product group declined by $5.4 million, or 42.6%, to $7.3 million in 2009 from $12.7 million in 2008.

Revenue by Geography

The following table outlines the percentage of revenues, by geographic region, for the years ended December 31, 2009 and 2008:

	For the Years Ended December 31,
	2009	2008
North America	32.9%	32.5%
EMEA	27.2	37.0
Asia Pacific	39.9	30.5
Total	100.0%	100.0%

From a geographic perspective, non-North American revenues by delivery destination decreased by $47.4 million, or 18.8%, to $204.1 million during 2009 from $251.5 million during 2008. As a percentage of total revenues, non-North American revenues by delivery destination remained relatively consistent while the percentage of revenues by region continued to shift from the EMEA region to the Asia Pacific region. Specifically, non-North American revenues by delivery destination accounted for 67.1% of total revenues during 2009, down from 67.5% during 2008. In addition, revenues from the Asia Pacific region increased by $8.0 million in 2009 and represented 39.9% of total revenues, up from 30.5% in 2008. Revenues from the EMEA region decreased $55.3 million during 2009 and represented 27.2% of total revenues, down from 37.0% in 2008. The shift in revenues from the EMEA region to the Asia Pacific region was largely driven by continued changes to our existing customers’

integration processes which have been transitioning to this region coupled with an increased percentage of our revenues being derived from our Next Generation Communications Networks products sold to customers in the Asia Pacific region. Revenues from North America decreased by $21.0 million, or 17.3%, to $100.1 million during 2009 from $121.1 million in 2008. Revenues from North America remained flat as a percent of total revenues and represented 32.9% during 2009, up from 32.5% during 2008. The decrease in overall revenues from North America was attributable to general economic weakness as well as the maturity of products being sold to customers in this region.

Gross Margin

Gross margins as a percentage of revenues increased by 4.7 percentage points to 30.5% in 2009 from 25.8% in 2008. The increase in gross margin as a percentage of revenues was driven by a reduction in the amortization of purchased technology, favorable changes in our product mix, and lower charges incurred for warranty and excess and obsolete inventories. Amortization of purchased technology decreased by $7.9 million, or 55.0%, to $6.5 million in 2009 from $14.4 million in 2008. This was driven by assets which have become fully amortized over the past two years, which accounted for $4.9 million of the decrease, along with the extension of the useful lives of various intangible assets in the fourth quarter of 2008, which resulted in a decrease of $3.1 million in amortization costs during 2009. The favorable change in our product mix resulted from a larger percentage of overall revenues coming from our higher margin Next Generation Communications Networks products. We incurred reduced charges for excess and obsolete inventory primarily due to the continued realization of internal process improvements implemented over the last few years.

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

Selling, General, and Administrative

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

Stock-based Compensation Expense

Stock-based compensation expense consists of amortization of stock-based compensation associated with unvested stock options, restricted stock units issued to employees under the 2007 stock plan and the LTIP, and the ESPP. During 2009, we incurred $8.5 million in stock-based compensation. During 2008, we incurred $9.6 million in stock-based compensation expense. The decrease in stock-based compensation expense was driven by older share based payment awards becoming fully vested along with decreased costs of new awards, which were the result of our overall lower stock price.

We incurred and recognized stock-based compensation expense as follows (in thousands):

	2009	2008
Cost of sales	$1,050	$1,031
Research and development	2,176	3,001
Selling, general, and administrative	5,060	5,584
Restructuring	234	—
Total stock-based compensation expense	$8,520	$9,616

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

Interest Expense

Interest expense includes interest incurred on our convertible notes and our new lines of credit. During 2009, interest expense decreased $2.5 million, or 51.3%, to $2.4 million from $4.9 million in 2008. The decrease in interest expense in 2009 compared to 2008 was driven by the adoption of the ASC Topic 470-20 during the first quarter of 2009, which resulted in the retrospective recognition of interest expense in the amount of $2.2 million during 2008. Refer to Note 12—Convertible Debt of the Notes to the Consolidated Financial Statements for further details of the interest costs resulting from our adoption of ASC Topic 470-20.

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

Liquidity and Capital Resources

The following table summarizes selected financial information:

	For the years ended December 31,
	2010	2009	2008 (A)
	(Dollar amounts in thousands)
Cash and cash equivalents	$129,078	$100,672	$73,980
Short-term investments	—	54,321	—
Long-term investments	—	—	51,213
Cash and cash equivalents and investments	$129,078	$154,993	$125,193
Working capital	$147,049	$140,438	$66,067
Accounts receivable, net	$42,855	$44,614	$45,551
Inventories, net	$15,178	$15,325	$28,796
Accounts payable	$29,190	$29,073	$34,123
2013 convertible senior notes	$50,000	$50,000	$50,000
Days sales outstanding (B)	55	54	45
Days to pay (C)	56	52	48
Inventory turns (D)	8.9	11.8	10.0
Inventory turns—days (E)	44	30	44
Cash cycle time—days (F)	43	32	41
_________________________________

(A)	As adjusted due to the implementation of the cash conversion subsections of ASC Topic 470-20.

(B)	Based on ending net trade receivables divided by daily revenue (based on 365 days in each year presented).

(C)	Based on ending accounts payable divided by daily cost of sales excluding amortization of purchased technology (based on 365 days in each year presented).

(D)	Based on cost of sales, excluding amortization of purchased technology, divided by ending inventory, which also includes inventory deposits.

(E)	Based on ending inventory, including inventory deposits, divided by daily cost of sales excluding amortization of purchased technology (quarterly cost of sales, annualized and divided by 365 days).

(F)	Days sales outstanding plus inventory turns—days, less days to pay.

Cash and cash equivalents increased by $28.4 million to $129.1 million at December 31, 2010 from $100.7 million at December 31, 2009. Activities impacting cash and cash equivalents are as follows:

Cash Flows

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands)
Cash provided by operating activities	$16,089	$25,440	$34,855
Cash (used in) provided by investing activities	51,448	(4,847)	4,003
Cash provided by (used in) financing activities	(39,170)	6,007	(15,099)
Effects of exchange rate changes	39	92	(301)
Net increase in cash and cash equivalents	$28,406	$26,692	$23,458

During the years ended December 31, 2010, 2009 and 2008, we used $4.1 million, $4.8 million and $6.3 million, respectively, for capital expenditures. During the year ended December 31, 2010 capital expenditures consisted primarily of additions associated with our transition to lower cost regions as well as upgrades and expansions to our internal infrastructure. During the year ended December 31, 2009 capital expenditures consisted primarily of upgrades to our internal infrastructure, expenditures associated with our transition to a fully outsourced manufacturing model and the expansion of our Shanghai, China design center. During the year ended December 31, 2008 capital expenditures were primarily associated with integrating the MCPD business as well as various purchases made to upgrade our internal infrastructure.

The increase in cash provided by investing activities was the result of gross proceeds from ARS investments purchased from UBS through the exercise of the Company's settlement right or from the ARS being called by the original issuer. Proceeds from ARS activities totaled $62.2 million, which were partially offset by the acquisition of Pactolus' assets for $3.4 million in cash.
During the year ended December 31, 2010 we used net cash totaling $39.2 million for financing activities. This was due to net repayments of $41.3 million on our UBS revolving line of credit.

During the years ended December 31, 2010, 2009 and 2008, we received $2.6 million, $4.8 million and $5.2 million, respectively, in proceeds from the issuance of common stock through our stock compensation plans.

Changes in foreign currency rates had a favorable impact on our cash balances of $39,000 and $92,000, and $(301,000) during 2010, 2009 and 2008, respectively. Due to our international operations where transactions are recorded in functional currencies other than the U.S. Dollar, the effects of changes in foreign currency exchange rates on existing cash balances during any given periods results in amounts on the Consolidated Statements of Cash Flows that may not reflect the changes in the corresponding accounts on the Consolidated Balance Sheets.

As of December 31, 2010 and 2009, working capital was $147.0 million and $140.4 million, respectively. Working capital increased by $6.6 million due primarily to cash flows from operations totaling $16.1 million for the year ended December 31, 2010.

Investments

Short-term and long-term investments reported as (in thousands):

	As of December 31,
	2010	2009
Short-term investments	$—	$54,321
ARS Settlement right	—	7,833
	$—	$62,154

During the year ended December 31, 2010, we exercised our right with UBS and as a result the investment bank repurchased our remaining balance of ARS. As of December 31, 2010, we held no ARS investments. During 2010, we recorded net gains of $21,000 associated with our settlement right, which are included in other income, net in the Consolidated

Statement of Operations.

As of December 31, 2009, we held investments in auction rate securities (“ARS”), the majority of which represented interests in collateralized debt obligations supported by pools of government-backed student loans with S&P AAA or Moody’s Aaa ratings at the time of purchase. During the first quarter of 2008, our portfolio of ARS investments experienced multiple failed auctions as the amount of securities submitted for sale exceeded the amount of purchase orders. An auction failure, which is not a default in the underlying debt instrument, occurs when there are more sellers than buyers at a scheduled interest rate auction date and parties desiring to sell their auction rate securities are unable to do so. During the fourth quarter of 2008, we accepted a settlement offer from UBS associated with the failed auctions. Under the terms of the offer, we had the right to require the bank to repurchase at par value our ARS investments at any time between June 30, 2010 and June 30, 2012.

Lines of Credit

Silicon Valley Bank

We have a secured revolving line of credit agreement with Silicon Valley Bank (“SVB”), dated as of August 7, 2008. The credit facility provides us with a two-year secured revolving credit facility of $30.0 million, which is subject to a borrowing base and secured by our accounts receivable. Borrowings under the credit facility bear interest at the prime rate, which was 3.25% as of December 31, 2010, or the LIBOR rate, which was 0.26% as of December 31, 2010, plus 1.25%, with either interest rate determined by our election. We are required to make interest payments monthly. We are further required to pay a commitment fee equal to 0.08% of the $30.0 million maximum borrowing limit on an annual basis, and to pay quarterly in arrears an unused facility fee in an amount equal to 0.375% per year of the unused amount of the facility. In addition, the credit facility provides sub-facilities for letters of credit and foreign exchange contracts to be issued on our behalf.

The credit facility requires us to make and maintain certain financial covenants, representations, warranties and other agreements that are customary in credit agreements of this type. The credit facility requires us to maintain a minimum quarterly current ratio (current assets divided by the sum of current liabilities less deferred income plus the amount of outstanding advances and letters of credit) of 1.5 during the term of the credit facility. Additionally, any quarterly EBITDA (earnings before interest, taxes, depreciation, amortization, stock based compensation, goodwill impairment charges, and deferred tax asset valuation charges, as defined by the credit facility) loss may not exceed $3.0 million in any one quarter. We must maintain a positive rolling four quarter EBITDA and capital expenditures may not exceed $8.0 million in any fiscal year.

During the fourth quarter of 2010, we amended the credit facility with SVB. Among other amendments, we extended the term of the agreement for another year to September 30, 2012. Additionally, we amended the non-formula borrowing base to a maximum amount of $30.0 million as long as we maintain a minimum quarterly current ratio of 2:1.

As of December 31, 2010, we had no outstanding balances on the line of credit or letters of credit issued on our behalf, however we were eligible to borrow up to $30.0 million. As of December 31, 2010, we were in compliance with all covenants, with a current ratio of 4:1, rolling four quarter EBITDA of $19.4 million and capital expenditures for 2010 of $4.1 million.

UBS

On June 30, 2010, we exercised our settlement right with UBS AG, which resulted in the repurchase by UBS AG of our remaining ARS investments. On July 1, 2010, upon the settlement of the ARS investments sold to UBS AG, we repaid our line of credit with UBS AG in full. On July 2, 2010, the UBS AG line of credit was terminated upon completion of all of the parties' obligations.

During the fourth quarter of 2008, we accepted a settlement offer from UBS AG, associated with failed auctions for our previously held ARS. Under the terms of the offer, we had the right to require the bank to repurchase at par value our ARS investments at any time between June 30, 2010 and June 30, 2012. Acceptance of the offer also entitled us to receive no net cost loans from UBS AG, or its affiliates, for up to 75% of the market value of our ARS.

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

As of December 31, 2010 and 2009, we had outstanding 2013 convertible senior notes with a face value of $50.0 million. As of December 31, 2010 and 2009, the fair value of our 2013 convertible senior notes was $49.1 million and $44.8 million, respectively.

During the fourth quarter of 2008, we repurchased $5.0 million aggregate principal amount of the 2013 convertible senior notes, with associated unamortized issuance costs of $196,000. We repurchased the notes in the open market for $3.1 million and, as a result, recorded a net gain of $1.7 million.

Derivatives

During 2008, we began to enter into forward foreign currency exchange contracts for the Canadian Dollar to reduce the impact of foreign currency exchange risks where natural hedging strategies could not be effectively employed.

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

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2010 and the effect of such on its liquidity and cash flows in future periods (in thousands).

	2011	2012	2013	2014	2015	Thereafter
Future minimum lease payments	$2,755	$2,401	$2,115	$1,819	$1,745	$4,995
Purchase obligations (A)	20,123	—	—	—	—	—
Foreign-currency cash flow hedge contracts	8,525	4,022	—	—	—	—
2013 convertible senior notes	—	—	50,000	—	—	—
Interest on convertible senior notes	1,375	1,375	688	—	—	—
Total contractual obligations	$32,778	$7,798	52,803	$1,819	$1,745	$4,995
_______________________________

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

In addition to the above, as discussed in Note 16—Income Taxes of the Notes to the Consolidated Financial Statements, we have approximately $1.4 million associated with unrecognized tax benefits and related interest and penalties. These liabilities are primarily included as a component of “other accrued liabilities” in our Consolidated Balance Sheet as we do not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but do not believe that the ultimate settlement of our obligations will materially affect our liquidity.

Off-Balance Sheet Arrangements

We do not engage in any activity involving special purpose entities or off-balance sheet financing.

Shelf Registration Statement

On October 26, 2010, we filed an unallocated shelf registration statement on Form S-3 for the offering from time to time of up to $100 million in securities consisting of common stock, preferred stock, depositary shares, warrants, debt securities or units consisting of one or more of these securities. The SEC declared the shelf registration statement effective on November 24, 2010, and it will expire in November 2013. Except as may be stated in a prospectus supplement for any particular offering, we intend to use the net proceeds from the sale of any securities for general corporate purposes, which may include acquiring companies in our industry and related businesses, repaying existing debt, providing additional working capital and procuring capital assets.

Liquidity Outlook

At December 31, 2010, our cash, cash equivalents and investments, net, amounted to $129.1 million. We believe that our current cash, cash equivalents and investments, net, the cash generated from operations and our line of credit facilities will satisfy our short and long-term expected working capital needs, capital expenditures, stock repurchases, and other liquidity requirements associated with our existing business operations.

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

Based on our policy, we have established a foreign currency exposure management program which uses derivative foreign exchange contracts to address nonfunctional currency exposures. In order to reduce the potentially adverse effects of foreign currency exchange rate fluctuations, we have entered into forward exchange contracts. These hedging transactions limit our exposure to changes in the U.S. Dollar/Canadian Dollar exchange rate, and as of December 31, 2010 the total notional or contractual value of the contracts we held was $12.5 million. These contracts will mature over the next two years.

Holding other variables constant, a 10% adverse fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Canadian Dollar would require an adjustment of $1.3 million, reversing our hedge asset and creating a hedge liability as of December 31, 2010, in the amount of $854,000. A 10% favorable fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Canadian Dollar would result in an adjustment of $1.3 million and increase our total hedge asset as of December 31, 2010, to $1.7 million. We do not expect a 10% fluctuation to have any impact on our operating results as the underlying hedged transactions will move in an equal and opposite direction. As of December 31, 2010 our hedged positions are associated with our exposure to movements in the Canadian Dollar. If there is an unfavorable movement in the Canadian Dollar relative to our hedged positions this would be offset by reduced expenses, after conversion to the U.S. Dollar, associated with obligations paid for in the Canadian Dollar.

Convertible Notes. The fair value of the convertible senior notes is sensitive to interest rate changes as well as changes in our stock price. Interest rate changes would result in an increase or decrease in the fair value of the convertible notes due to differences between market interest rates and rates in effect at the inception of the obligation. Fluctuations in our stock price would result in an increase or decrease in the fair value of the convertible notes due to the value of the notes derived from the conversion feature. Unless we elect to repurchase our senior convertible notes in the open market, changes in the fair value of the senior convertible notes have no impact on our cash flows or Consolidated Financial Statements. The estimated fair value of the 2013 convertible senior notes was $49.1 million at December 31, 2010.

Item 8. Financial Statements and Supplementary Data

Quarterly Financial Data (unaudited)

	For the Year Ended December 31, 2010				For the Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Revenues	$67,307	$75,011	$75,167	$66,826	$77,604	$78,093	$70,448	$78,128
Gross margin	20,296	22,285	22,797	21,836	24,034	24,319	20,743	23,726
Income (loss) from operations	(993)	1,087	1,745	(1,140)	(1,100)	(1,097)	(1,078)	1,083
Net income (loss) (A)	(1,048)	590	2,171	(2,082)	(40,097)	(2,118)	(832)	480
Net income (loss) per share:
Basic	$(0.04)	$0.02	$0.09	$(0.09)	$(1.73)	$(0.09)	$(0.04)	$0.02
Diluted	$(0.04)	$0.02	$0.09	$(0.09)	$(1.73)	$(0.09)	$(0.04)	$0.02
________________________________

(A)
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we conclude that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of internal control over financial reporting as of December 31, 2010, has been audited by KPMG, LLP, the independent registered public accounting firm who also audited the Company’s Consolidated Financial Statements included in this Item 8, as stated in the report which appears on page 47 hereof.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

RadiSys Corporation:

We have audited RadiSys Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). RadiSys Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, RadiSys Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RadiSys Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 15, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Portland, Oregon
March 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

RadiSys Corporation:

We have audited the accompanying consolidated balance sheets of RadiSys Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RadiSys Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

The Company adopted Financial Accounting Standards Board Staff Position No. APB 14–1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP APB 14–1) (codified in FASB ASC Topic 470, Debt with Conversions and Other Options) effective as of January 1, 2009 and retrospectively adjusted its accounting for its consolidated financial statements for the year ended December 31, 2008 presented herein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RadiSys Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Portland, Oregon
March 15, 2011

RADISYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2010	2009	2008 (A)
	(In thousands, except per share amounts)
Revenues	$284,311	$304,273	$372,584
Cost of sales:
Cost of sales	190,915	204,975	262,100
Amortization of purchased technology	6,182	6,476	14,401
Total cost of sales	197,097	211,451	276,501
Gross margin	87,214	92,822	96,083
Research and development	38,678	41,886	49,325
Selling, general and administrative	45,532	45,105	50,837
Goodwill impairment charge	—	—	67,256
Intangible assets amortization	730	2,588	4,554
Restructuring and other charges, net	1,575	5,435	575
Income (loss) from operations	699	(2,192)	(76,464)
Interest expense	(2,035)	(2,373)	(4,871)
Interest income	636	1,122	3,059
Other income (expense), net	(154)	211	719
Loss before income tax expense (benefit)	(854)	(3,232)	(77,557)
Income tax expense (benefit)	(485)	39,335	(10,295)
Net loss	$(369)	$(42,567)	$(67,262)
Net loss per share:
Basic	$(0.02)	$(1.81)	$(2.98)
Diluted	$(0.02)	$(1.81)	$(2.98)
Weighted average shares outstanding:
Basic	24,144	23,493	22,552
Diluted	24,144	23,493	22,552
______________________________

(A)	As adjusted due to the implementation of the cash conversion subsections of ASC Topic 470-20 “Debt with Conversion and Other Options—Cash Conversion” (“ASC Topic 470-20”).

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents (Notes 2 and 3)	$129,078	$100,672
Short-term investments (Notes 2 and 3)	—	54,321
ARS settlement right (Notes 2 and 3)	—	7,833
Accounts receivable, net (Notes 4 and 18)	42,855	44,614
Other receivables (Note 4)	1,665	3,708
Inventories, net (Note 5)	15,178	15,325
Inventory deposit, net (Note 5)	6,194	2,126
Other current assets (Notes 8 and 13)	4,612	4,679
Deferred tax assets, net (Note 16)	551	1,912
Total current assets	200,133	235,190
Property and equipment, net (Notes 6 and 18)	9,487	9,926
Intangible assets, net (Notes 7, 16 and 18)	7,088	10,720
Long-term deferred tax assets, net (Note 16)	16,005	14,925
Other assets (Note 8)	8,215	6,273
Total assets	$240,928	$277,034
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,190	$29,073
Accrued wages and bonuses	6,556	6,934
Deferred income	4,424	3,156
Line of credit (Note 11)	—	41,287
Other accrued liabilities (Notes 10 and 14)	12,914	14,302
Total current liabilities	53,084	94,752
Long-term liabilities:
2013 convertible senior notes (Note 12)	50,000	50,000
Other long-term liabilities (Note 16)	450	2,565
Total long-term liabilities	50,450	52,565
Total liabilities	103,534	147,317
Commitments and contingencies (Note 14)	—	—
Shareholders’ equity (Notes 12, 14 and 15):
Preferred stock—$.01 par value, 5,664 shares authorized; none issued or outstanding	—	—
Common stock—no par value, 100,000 shares authorized; 24,351 and 23,876 shares issued and outstanding at December 31, 2010 and December 31, 2009	266,945	258,670
Accumulated deficit	(134,683)	(134,314)
Accumulated other comprehensive income:
Cumulative translation adjustments	4,739	4,614
Unrealized gain on hedge instruments	393	747
Total accumulated other comprehensive income	5,132	5,361
Total shareholders’ equity	137,394	129,717
Total liabilities and shareholders’ equity	$240,928	$277,034

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS

	Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total	Total Comprehensive Loss
	Shares	Amount
	(In thousands)
Balances, December 31, 2007	22,312	$243,071	$(24,485)	$4,388	$222,974	$(20,775)
Shares issued pursuant to benefit plans	694	5,324	—	—	5,324
Stock based compensation associated with employee benefit plans	—	9,571	—	—	9,571
Restricted stock issued	76	—	—	—	—
Restricted share cancellations and forfeitures for tax settlements	(49)	(378)	—	—	(378)
Purchase of capped call	—	(10,154)	—	—	(10,154)
Translation adjustments	—	—	—	(62)	(62)	(62)
Net adjustment for fair value of hedge derivatives, net of taxes of $467	—	—	—	(859)	(859)	(859)
Repurchase of 2023 convertible senior notes	—	(1,686)	—	—	(1,686)
Net loss for the period	—	—	(67,262)	—	(67,262)	(67,262)
Balances, December 31, 2008	23,033	$245,748	$(91,747)	$3,467	$157,468
Comprehensive loss, for the year ended December 31, 2008						$(68,183)
Shares issued pursuant to benefit plans	761	4,754	—	—	4,754
Stock-based compensation associated with employee benefit plans	—	8,520	—	—	8,520
Vesting of restricted stock units	135	—	—	—	—
Restricted share cancellations and forfeitures for tax settlements	(53)	(352)	—	—	(352)
Translation adjustments	—	—	—	288	288	288
Net adjustment for fair value of hedge derivatives, net of taxes of $732	—	—	—	1,606	1,606	1,606
Net loss for the period	—	—	(42,567)	—	(42,567)	(42,567)
Balances, December 31, 2009	23,876	$258,670	$(134,314)	$5,361	$129,717
Total comprehensive loss for the year ended December 31, 2009						$(40,673)
Shares issued pursuant to benefit plans	380	2,586	—	—	2,586
Stock-based compensation associated with employee benefit plans	—	6,158	—	—	6,158
Vesting of restricted stock units	144	—	—	—	—
Restricted share cancellations and forfeitures for tax settlements	(49)	(469)	—	—	(469)
Translation adjustments	—	—	—	125	125	125
Net adjustment for fair value of hedge derivatives, net of taxes of $142	—	—	—	(354)	(354)	(354)
Net loss for the period	—	—	(369)	—	(369)	(369)
Balances, December 31, 2010	24,351	$266,945	$(134,683)	$5,132	$137,394
Total comprehensive loss for the year ended December 31, 2010						$(598)

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009	2008 (A)
	(In thousands)
Cash flows from operating activities:
Net loss	$(369)	$(42,567)	$(67,262)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,922	15,354	25,147
Inventory valuation allowance	1,368	2,995	3,720
Non-cash amortization associated with the acquisition of Convedia	—	36	112
Deferred tax valuation allowance	—	42,003	—
Deferred income taxes	403	(513)	(9,991)
Canadian deferred tax foreign exchange benefit	—	(3,204)	—
Tax liability adjustments	(1,029)	—	—
Non-cash interest expense	448	448	2,689
Goodwill impairment charge	—	—	67,256
(Gain) loss on disposal of property and equipment	(462)	39	93
Loss (gain) on ARS settlement right	7,833	3,238	(11,071)
(Gain) loss on ARS	(7,854)	(3,658)	11,512
Gain on early extinguishments of convertible subordinated notes	—	—	(933)
Stock-based compensation expense	6,158	8,520	9,616
Other	641	413	5
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,102	937	24,932
Other receivables	2,043	(2,618)	1,588
Inventories	(1,030)	12,130	(9,415)
Inventory deposit	(4,068)	(2,370)	(654)
Other current assets	(934)	432	1,282
Accounts payable	82	(5,050)	(15,586)
Accrued wages and bonuses	(536)	(4,319)	3,177
Accrued restructuring	(971)	2,932	26
Deferred income	998	881	(3,124)
Other accrued liabilities	(656)	(619)	1,736
Net cash provided by operating activities	16,089	25,440	34,855
Cash flows from investing activities:
Acquisition of Pactolus, net of cash acquired	(3,385)	—	—
Proceeds from sale of auction rate securities	62,175	550	10,025
Capital expenditures	(4,061)	(4,805)	(6,324)
Purchase of long-term assets	(3,758)	(592)	302
Proceeds from the sale of property and equipment	477	—	—
Net cash provided by (used in) investing activities	51,448	(4,847)	4,003
Cash flows from financing activities:
Proceeds from issuance of 2013 convertible senior notes	—	—	55,000
Purchase of capped call	—	—	(10,154)
Repurchase of 2023 convertible senior notes	—	—	(98,419)
Repurchase of 2013 convertible senior notes	—	—	(3,125)
Restricted share cancellations and forfeitures for tax settlement	(469)	(352)	(422)
Borrowings on line of credit	13,738	1,752	59,800
Payments on line of credit	(55,025)	—	(20,265)
Financing costs	—	—	(2,539)
Payments on capital lease obligation	—	(147)	(150)
Proceeds from issuance of common stock	2,586	4,754	5,175
Net cash (used in) provided by financing activities	(39,170)	6,007	(15,099)
Effect of exchange rate changes on cash	39	92	(301)

RADISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009	2008 (A)
	(In thousands)
Net increase in cash and cash equivalents	28,406	26,692	23,458
Cash and cash equivalents, beginning of period	100,672	73,980	50,522
Cash and cash equivalents, end of period	$129,078	$100,672	$73,980
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,375	$1,375	$1,662
Income taxes paid (refunded)	$592	$194	$229
Supplemental disclosure of non-cash financing activities:
Capital lease obligation	$—	$—	$155
___________________________

(A)	As adjusted due to the implementation of the cash conversion subsections of ASC Topic 470-20.

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Significant Accounting Policies

Basis of Presentation

RadiSys Corporation (“RadiSys” or the “Company”) was incorporated in March 1987 under the laws of the State of Oregon for the purpose of developing, producing and marketing hardware and software platforms for next-generation IP-based wireless, wireline and video networks. The Company's products include Advanced Telecommunications Computing Architecture ("ATCA") and IP Media Server platforms as well as application software for new IP-based communication services. These products enable customers to bring more new high-value products and services to market with speed and flexibility using the latest technologies and with a lower investment.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been properly eliminated in consolidation.

Management Estimates

The Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these Consolidated Financial Statements requires management to make estimates and judgments that may affect the amounts reported in its Consolidated Financial Statements and accompanying notes. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Multiple Element Arrangements

A significant portion of the Company's revenue relates to product sales for which revenue is recognized upon shipment, with limited judgment required related to product returns. Product sales are shipped FOB shipping point. The software elements included in certain components of Advanced Telecommunications Computing Architecture ("ATCA") systems and Media Servers is considered to be functioning together with the non-software elements to provide the tangible product's essential functionality and these arrangements generally include multiple elements such as hardware, technical support services as well as software upgrades or enhancements on a when and if available basis. Arrangements that include multiple elements require significant management judgment to evaluate the effective terms of agreements, our performance commitments and determination of fair value of the various deliverables under the arrangement. During the first quarter of 2010 the Company elected early adoption of ASU No. 2009−13, “Multiple−Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” ("ASU 2009−13") and ASU No. 2009−14, “Certain Arrangements That Include Software Elements,” (amendments to FASB ASC Topic 985, Software) (“ASU 2009−14”). Adoption of ASU 2009−13 and ASU 2009−14 allows the Company to meet separation criteria required for multiple element arrangements where it could not previously establish a fair value for one or more of the relevant deliverables. Previously, when the Company could not establish fair value for certain technical support agreements all revenue was deferred. These revenues were then recognized over the appropriate period, generally coinciding with an explicit or implied support period, or in some cases until all elements of the arrangement had been delivered. Under ASU 2009−13, overall consideration is allocated among the separate units of accounting based on their relative fair value. This will result in the ability to recognize each unit of accounting upon delivery. Revenue for hardware, which includes software that is considered more than incidental, will be recognized upon delivery whereas technical support services will be recognized over the applicable service period.

ASU 2009−13 provides a fair value hierarchy in order to determine the appropriate relative fair value for each element of an arrangement. When available, the Company uses vendor specific objective evidence (“VSOE”) to determine the estimated selling price. In the absence of VSOE or third−party evidence ("TPE") for a delivered element, the Company then uses an estimated selling price in order to determine fair value. Estimated selling prices represent the Company's best estimate of the price at which it would transact if the deliverables were sold on a standalone basis. For technical support services, the Company generally determines its selling price based on VSOE as supported by substantive renewal rates in the related service agreements. In certain instances where VSOE cannot be established, the Company then relies upon its estimated selling price for such deliverables as TPE is generally not available due to the unique company specific terms surrounding such service

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreements. In establishing an appropriate estimated selling price for these technical support agreements, the Company considered entity specific factors such as its historical and projected costs, historical and projected revenues, and profit objectives. The Company also considered market specific factors when establishing reasonable profit objectives.

The transition guidance provided within ASU 2009−13 is only allowed to be applied to new or substantially modified arrangements. No previously existing arrangements were modified during the year and therefore existing arrangements were not effected by ASU 2009−13. This guidance was applied to new revenue arrangements arising in the first quarter of 2010 where tangible products were bundled with technical support services. For these arrangements, the Company used an estimated selling price to determine the revenue related to technical support service elements of these arrangements. The adoption of ASU 2009-13 and ASU 2009-14 has not materially affected the Company's Consolidated Financial Statements for the year ended December 31, 2010.

Hardware

Revenue from hardware products is recognized in accordance with applicable GAAP for revenue recognition. Under the Company’s standard terms and conditions of sale, the Company transfers title and risk of loss to the customer at the time product is shipped to the customer and revenue is recognized accordingly, unless customer acceptance is uncertain or significant obligations remain. The Company reduces revenue for estimated customer returns for rotation rights as well as for price protection rights according to agreements with its distributors. The amount of revenues derived from these distributors as a percentage of revenues was 18.1%, 17.5% and 15.2% for the years ended December 31, 2010, 2009 and 2008, respectively. The Company accrues the estimated cost of post-sale obligations for product warranties, based on historical experience at the time the Company recognizes revenue.

The software elements included in certain components of ATCA systems and Media Servers are considered to be functioning together with the non-software elements to provide the tangible product's essential functionality and the Company’s ATCA arrangements generally include multiple elements such as hardware, technical support services as well as specified software upgrades or enhancements. As such, the revenue associated with these products is recognized in accordance with applicable GAAP for revenue recognition.

Software royalties and licenses

Revenue from software royalties and licenses is recognized in accordance with applicable GAAP for revenue recognition. Revenue from customers for prepaid, non-refundable software royalties is recorded when the revenue recognition criteria have been met. Revenue for non-prepaid royalties is recognized at the time the underlying product is shipped by the customer paying the royalty. The Company recognizes software license revenue at the time of shipment or upon delivery of the software master provided that the revenue recognition criteria have been met and VSOE exists to allocate the total fee to all undelivered elements of the arrangement. The Company defers revenue on arrangements, including specified software upgrades, until the specified upgrade has been delivered.

Technical support services

Technical support services are recognized as earned on the straight-line basis over the terms of the contract in accordance with applicable GAAP for revenue recognition. The fair value of the Company’s post-contract support has been determined by renewal rates within the Company’s support agreements, the actual amounts charged to customers for renewal of their support services or based on an estimated selling price.

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

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Shipping Costs

The Company’s shipping and handling costs for product sales are included under cost of sales for all periods presented. For the years ended December 31, 2010, 2009 and 2008 shipping and handling costs represented approximately 1% of cost of sales.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs consist primarily of media, display, and print advertising, along with trade show costs and product demos and brochures. For the years ended December 31, 2010, 2009 and 2008 advertising costs were $2.1 million, $1.5 million and $1.6 million, respectively.

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

Accounts Receivable

Trade accounts receivable are stated net of an allowance for doubtful accounts. An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of customers to make required payments. Management reviews the allowance for doubtful accounts quarterly for reasonableness and adequacy. If the financial condition of the Company’s customers were to deteriorate resulting in an impairment of their ability to make payments, additional provisions for

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

uncollectible accounts receivable may be required. In the event the Company determined that a smaller or larger reserve was appropriate, it would record a credit or a charge in the period in which such determination is made. In addition to customer accounts that are specifically reserved for, the Company maintains a non-specific bad debt reserve for all customers based on a variety of factors, including the length of time receivables are past due, trends in overall weighted average risk rating of the total portfolio, macroeconomic conditions, significant events and historical experience. Typically, this non-specific bad debt reserve amounts to at least 1% of quarterly revenues. The Company’s customers are concentrated in the technology industry and the collection of its accounts receivable are directly associated with the operational results of the industry.

Inventories

Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or market, net of an inventory valuation allowance. The Company uses a standard cost methodology to determine its cost basis for its inventories. The Company evaluates inventory on a quarterly basis for obsolete or slow-moving items to ascertain if the recorded allowance is reasonable and adequate. Inventory is written down for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. Our inventory valuation allowances establish a new cost basis for inventory.

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

Goodwill represents the excess of cost over the assigned value of the net assets in connection with all acquisitions. Goodwill is reviewed for impairment during the fourth quarter as well as when certain triggering events suggest impairment has occurred. During the fourth quarter of 2008, the Company impaired its entire amount of previously recorded goodwill in the amount of $67.3 million. As of December 31, 2010 and 2009, the Company had $160,000 and zero goodwill balances recorded, respectively.

Intangible assets with estimable useful lives are amortized on a straight-line basis over their respective estimated life and reviewed for impairment whenever events or circumstances require management to do so.

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

Ordinary maintenance and repair expenses are expensed when incurred.

Accounting for Leases

The Company leases all of its facilities, certain office equipment and vehicles under non-cancelable operating leases that expire at various dates through 2020, along with options that permit renewals for additional periods. Rent escalations are considered in the determination of straight-line rent expense for operating leases. Leasehold improvements made at the inception of or during the lease are amortized over the shorter of the asset life or the lease term.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 Asset Retirement Obligations

The Company leases all of its facilities under various operating leases, some of which contain clauses that require the Company to restore the leased facility to its original state at the end of the lease term. Any identified material asset retirement obligation is initially measured at the fair value and recorded as a liability with a corresponding increase in the carrying amount of the underlying property. Subsequently, the asset retirement obligation would accrete until the time the retirement obligation is expected to settle while the asset retirement cost is amortized over the useful life of the underlying property. As of December 31, 2009 the Company identified $75,000 of asset retirement obligations, which is included in other long-term liabilities, net in the accompanying Consolidated Balance Sheets. During the fourth quarter of 2010, the Company renegotiated its Hillsboro lease and as a result of the amendment to this lease the asset retirement obligation was removed, and therefore the related liability was reversed.

Accrued Restructuring and Other Charges

For the years ended December 31, 2010, 2009 and 2008, expenses associated with exit or disposal activities are recognized when probable and estimable because the Company has a history of paying severance benefits. For leased facilities that were no longer used, an amount equal to the total future lease obligations from the date of vacating the premises through the expiration of the lease, net of any future sublease income, was recorded as a part of restructuring charges.

Warranty

The Company provides for the estimated cost of product warranties at the time it recognizes revenue. Products are generally sold with warranty coverage for a period of 24 months after shipment. On a quarterly basis the Company assesses the reasonableness and adequacy of the warranty liability and adjusts such amounts as necessary. Warranty reserves are included in other accrued liabilities in the accompanying Consolidated Balance Sheets as of December 31, 2010 and 2009.

Research and Development

Research, development and engineering costs are expensed as incurred. R&D expenses consist primarily of salary, bonuses and benefits for product development staff, and cost of design and development supplies and equipment, net of reimbursements for non-recurring engineering services.

Income Taxes

Income tax accounting requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities. Valuation allowances are established to reduce deferred tax assets if it is “more likely than not” that all or portion of the asset will not be realized due to inability to generate sufficient taxable income in the relevant period to utilize the deferred tax asset. Tax law and rate changes are reflected in the period such changes are enacted. The Company recognizes uncertain tax positions after evaluating whether certain tax positions are more likely than not to be sustained by taxing authorities. In addition, the Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense.

Fair Value of Financial Assets and Liabilities

The Company measures at fair value certain financial assets and liabilities, including cash equivalents, short-term investments, its ARS settlement right, and the cash surrender value of life insurance contracts. GAAP specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair-value hierarchy:

Level 1—Quoted prices for identical instruments in active markets;

Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Net income (loss) per share

Basic earnings per share amounts are computed based on the weighted-average number of common shares outstanding. Diluted earnings per share amounts incorporate the incremental shares issuable upon assumed exercise of stock options, incremental shares associated with the assumed vesting of restricted stock and the assumed conversion of the Company’s convertible notes, as if the conversion to common shares had occurred at the beginning of the fiscal year and when such conversion would have a dilutive effect. When the conversion of the Company’s convertible notes are dilutive earnings have also been adjusted for interest expense foregone on the convertible notes.

Derivatives

During 2008, the Company began to enter into forward foreign currency exchange contracts for the Canadian Dollar to reduce the impact of foreign currency exchange risks where natural hedging strategies could not be effectively employed.

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

These derivatives are recognized on the balance sheet at their fair value. Unrealized gain positions are recorded as other current assets and unrealized loss positions are recorded as other current liabilities. Changes in the fair values of the outstanding derivatives that are highly effective are recorded in other comprehensive income until net income (loss) is affected by the variability of the cash flows of the hedged transaction. Typically, hedge ineffectiveness could result when the amount of the Company’s hedge contracts exceed the Company’s forecasted or actual transactions for which the hedge contracts were designed to hedge. Once a hedge contract matures the associated gain (loss) on the contract will remain in other comprehensive

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income until the underlying hedged transaction affects net income (loss), at which time the gain (loss) will be recorded to the expense line item being hedged, which is primarily R&D. The Company only enters into derivative contracts in order to hedge foreign currency exposure. If the Company entered into a contract for speculative reasons or if the Company’s current hedge position becomes ineffective, changes in the fair values of the derivatives would be recognized in earnings in the current period.

Foreign currency translation

Assets and liabilities of international operations, using a functional currency other than the U.S. dollar, are translated into U.S. dollars at exchange rates as of December 31, 2010 and 2009. Income and expense accounts are translated into U.S. dollars at the actual daily rates of exchange prevailing during the period. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component in shareholders’ equity. Foreign exchange transaction gains and losses are included in other expense, net, in the Consolidated Statements of Operations. Foreign currency exchange rate fluctuations resulted in a net transaction loss of $177,000 and $195,000 for the years ended December 31, 2010 and 2009, respectively. Foreign currency exchange rate fluctuations resulted in a net transaction gain of $193,000 for the year ended December 31, 2008.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standard Update ("ASU") No. 2010−06, "Improving Disclosures about Fair Value Measurements" ("ASU 2010−06"), which amended standards to require additional fair value disclosures. These amended standards require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. The Company adopted the applicable portion of the ASU 2010−06 during the three months ended March 31, 2010. The implementation of this portion of ASU 2010−06 did not have a material impact on the Company’s financial position, financial performance, or cash flows; however, it changed the way in which the Company discloses information regarding fair value measurements. The implementation of the remaining portions of this standard will not have a material impact on the Company’s financial position, financial performance, or cash flows; however, it will change the way in which the Company discloses information regarding fair value measurements.

In April 2010, the FASB issued ASU 2010-17, "Revenue Recognition—Milestone Method" ("ASU 2010-17"), which updated its guidance related to the milestone method of revenue recognition. The update provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. The Company can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The updated guidance became effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently assessing the future impact of this new accounting update to its Consolidated Financial Statements.

In December 2010, the FASB issued ASU No. 2010-28, "Intangibles—Goodwill and Other (Topic 350)," ("ASU 2010-28"), which amends ASC Topic 350. ASU 2010-28 clarifies the requirement to test for the impairment of goodwill. ASC Topic 350 has required that goodwill be tested for impairment if the carrying amount of a reporting unit exceeds its fair value. Under ASU 2010-28, when the carrying amount of a reporting unit is zero or negative an entity must assume that it is more likely than not that a goodwill impairment exists, perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment. The modifications to ASC Topic 350 resulting from the issuance of ASU 2010-28 are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. Early adoption is not permitted. The Company is currently assessing the future impact of this new accounting update to its Consolidated Financial Statements.

In December 2010, the FASB issued ASU No. 2010-29, "Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations," ("ASU 2010-29"). This standard update clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010. The Company is currently assessing the future impact of this new accounting update to its Consolidated Financial Statements.

Note 2—Cash Equivalents and Investments

As of December 31, 2010, the Company held no cash equivalents or investments.

The following table summarizes the fair value and unrealized gains and losses for the Company's cash equivalents and short-term investments and ARS settlement right as of December 31, 2009 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2009
Cash Equivalents
Money market mutual funds (A)	$15,885	$—	$—	$15,885
Short-term investments and ARS settlement right
Auction rate securities	$54,321	$—	$—	$54,321
ARS settlement right	7,833	—	—	7,833
Total short-term investments and ARS settlement right	$62,154	$—	$—	$62,154
___________________________

(A)
Balance included $826,000 in money market mutual funds restricted by the Company’s investment bank. All restricted amounts were held as collateral by the Company’s investment bank unless the bank permitted withdrawal of all or part of such amounts.

As of December 31, 2009, the Company held investments in auction rate securities (“ARS”), the majority of which represented interests in collateralized debt obligations supported by pools of government-backed student loans with S&P AAA or Moody’s Aaa ratings at the time of purchase. During the first quarter of 2008, the Company’s portfolio of ARS experienced multiple failed auctions as the amount of securities submitted for sale exceeded the amount of purchase orders. An auction failure, which is not a default in the underlying debt instrument, occurs when there are more sellers than buyers at a scheduled interest rate auction date and parties desiring to sell their auction rate securities are unable to do so. During the fourth quarter of 2008, the Company accepted a settlement offer from its investment bank, UBS AG, associated with the failed auctions. Under the terms of the offer, the Company had the right to require the bank to repurchase at par value its ARS investments at any time between June 30, 2010 and June 30, 2012. As the Company planned to require UBS AG to repurchase its ARS on June 30, 2010, these investments were classified as short-term investments. For its ARS settlement right, the Company elected the fair value option for financial assets and financial liabilities. Management elected the fair value option for the ARS settlement right in order to quantify its agreement with UBS AG, as it guaranteed settlement at par value, which essentially offset any impairment on its ARS.

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

The Company determined the fair value of its ARS settlement right based on the difference between the estimated fair value of the ARS and the par value of the ARS. This difference was then discounted based on the future date when the settlement right was expected to be exercised to account for the time value of money and to reflect the degree of credit risk associated with UBS. The discount rate used took into consideration the risk free rate as well as UBS AG’s credit quality.

On June 30, 2010, the Company exercised its settlement right with UBS AG and as a result the investment bank repurchased the Company's remaining balance of ARS. On July 1, 2010, the transaction settled and the Company had no outstanding balances on its UBS line of credit nor any restricted money market mutual funds. The Company recorded net gains of $21,000 during the year ended December 31, 2010 resulting from the exercise of its settlement right. These gains are included in other income, net in the accompanying Consolidated Statement of Operations.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Fair Value of Financial Instruments

The Company measures at fair value certain financial assets and liabilities, including cash equivalents, short-term investments, its ARS settlement right, and the cash surrender value of life insurance contracts. GAAP specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair-value hierarchy:

Level 1—Quoted prices for identical instruments in active markets;

Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following table summarizes the fair value measurements as of December 31, 2010, for the Company’s financial instruments (in thousands):

	Fair Value Measurements as of December 31, 2010
	December 31, 2010	Level 1	Level 2	Level 3
Cash surrender value of life insurance contracts	$3,618	$—	$3,618	$—
Foreign currency forward contracts	432	—	432	—
Total	$4,050	$—	$4,050	$—

The following table summarizes the fair value measurements as of December 31, 2009, for the Company’s financial instruments, including its ARS (in thousands):

	Fair Value Measurements as of December 31, 2009
	December 31, 2009	Level 1	Level 2	Level 3
Cash equivalents	$15,885	$15,885	$—	$—
Short-term investments	54,321	—	—	54,321
ARS settlement right	7,833	—	—	7,833
Cash surrender value of life insurance contracts	3,178	—	3,178	—
Foreign currency forward contracts	842	—	842	—
Total	$82,059	$15,885	$4,020	$62,154

The following tables outline changes in the fair value of the Company’s ARS and ARS settlement right, where fair value is determined using Level 3 inputs (in thousands):

	Fair Value
	Short-term Investments	ARS Settlement Right
Balance as of December 31, 2008	$51,213	$11,071
Unrealized gain (loss) (A)	3,658	(3,238)
Sales of ARS	(550)	—
Balance as of December 31, 2009	$54,321	$7,833
Realized gain (A)	7,854	—
Exercise of ARS settlement right (B)	—	(7,833)
Sales of ARS	(62,175)	—
Balance as of December 31, 2010	$—	$—

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

__________________________

(A)
Refer to Note 2—Cash Equivalents and Investments for discussion of the inputs used in determining the appropriate fair values for the Company’s ARS and ARS settlement right. Unrealized gains on the Company’s ARS, which totaled $3.7 million for the year ended December 31, 2009, are included in other income, net in the Company’s Consolidated Statement of Operations. Realized gains on the Company’s ARS which totaled $7.9 million for the year ended December 31, 2010, are included in other expense, net in the Company’s Consolidated Statement of Operations.

(B)
Valuation of the Company's ARS settlement right was performed using a present value approach on the difference between the estimated fair value and the par value of the ARS investments. Therefore, there was an inverse relationship between changes in the value of the Company's ARS investment and its settlement right. Unrealized losses on the Company's ARS settlement right, which totaled $3.2 million for the year ended December 31, 2009, are included in other income, net in the Company’s Consolidated Statement of Operations. Realized losses on the Company's ARS settlement right, which totaled $7.8 million for the year ended December 31, 2010, are included in other expense, net in the Company’s Consolidated Statement of Operations.

Note 4—Accounts Receivable and Other Receivables

Accounts receivable balances consisted of the following (in thousands):

	December 31, 2010	December 31, 2009
Accounts receivable, gross	$43,788	$45,580
Less: allowance for doubtful accounts	(933)	(966)
Accounts receivable, net	$42,855	$44,614

Accounts receivable at December 31, 2010 and 2009 primarily consisted of sales to the Company’s customers which are generally based on standard terms and conditions. The Company recorded the following activity in allowance for doubtful accounts (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Allowance for doubtful accounts, beginning of the year	$966	$970	$884
Charged to costs and expenses	—	—	168
Less: write-offs, net of recoveries	(33)	(4)	(82)
Remaining allowance, end of the year	$933	$966	$970

As of December 31, 2010 and 2009, other receivables were $1.7 million and $3.7 million, respectively. Other receivables consisted primarily of non-trade receivables including receivables for inventory transferred to the Company’s contract manufacturing partners. There is no revenue recorded associated with non-trade receivables.

Note 5—Inventories

Inventories consisted of the following (in thousands):

	December 31, 2010	December 31, 2009
Raw materials	$8,204	$14,066
Work-in-process	—	985
Finished goods	10,521	5,066
	18,725	20,117
Less: inventory valuation allowance	(3,547)	(4,792)
Inventories, net	$15,178	$15,325

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2010	December 31, 2009
	(in thousands)
Inventory deposit (A)	$8,468	$3,024
Less: inventory deposit valuation allowance	(2,274)	(898)
Inventory deposit, net	$6,194	$2,126
________________________________

(A)
The Company is contractually obligated to reimburse its contract manufacturers for the cost of excess inventory purchased based on the Company’s forecasted demand when there is no alternative use. The Company’s inventory deposit represents a cash deposit paid to its contract manufacturers for inventory in excess of near term demand. The deposit is recorded net of adverse purchase commitment liabilities, and therefore the net balance of the deposit represents inventory the Company believes will be utilized. The deposit will be applied against future adverse purchase commitments owed to the Company’s contract manufacturers or reduced based on the usage of inventory. See Note 14—Commitments and Contingencies for additional information regarding the Company’s adverse purchase commitment liability.

Consigned inventory is held at third-party locations, including the Company’s contract manufacturing partners and customers. The Company retains title to the inventory until purchased by the third-party. Consigned inventory, consisting of raw materials and finished goods, was $3.0 million and $3.0 million at December 31, 2010 and 2009, respectively.

During the years ended December 31, 2010, 2009 and 2008 the Company recorded provision for excess and obsolete inventory of $2.9 million, $3.0 million and $3.7 million, respectively.

The following is a summary of the change in the Company’s inventory valuation allowance (in thousands):

	For the Years Ended December 31,
	2010	2009
Inventory valuation allowance, beginning of the year	$4,792	$11,251
Usage:
Inventory scrapped	(1,625)	(8,223)
Inventory utilized	(1,225)	(1,089)
Subtotal—usage	(2,850)	(9,312)
Write-downs of inventory valuation	2,899	2,995
Transfer from other liabilities (A)	178	756
Transfer to inventory deposit valuation allowance	(1,376)	(898)
Inventory revaluation for standard cost changes	(96)	—
Inventory valuation allowance, end of the year	$3,547	$4,792
 ____________________________

(A)
Transfer from other liabilities is related to obsolete inventory purchased from contract manufacturers during the year which was previously reserved for as an adverse purchase commitment. (Note 10—Other Accrued Liabilities and Note 14—Commitments and Contingencies.)

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2010	December 31, 2009
Land	$644	$—
Manufacturing equipment	18,128	21,224
Office equipment and software	26,152	26,825
Leasehold improvements	5,975	6,294
	50,899	54,343
Less: accumulated depreciation and amortization	(41,412)	(44,417)
Property and equipment, net	$9,487	$9,926

Depreciation and amortization expense for property and equipment for the years ended December 31, 2010, 2009 and 2008 was $5.1 million, $6.3 million and $6.2 million, respectively.

Note 7—Intangible Assets

The following tables summarize details of the Company’s total purchased intangible assets (dollar amounts in thousands):

	Weighted Average Amortization Period (in years)	Gross	Accumulated Amortization	Net
December 31, 2010
Existing technology	4.2	$40,915	$(36,291)	$4,624
Technology licenses	5.1	18,588	(17,258)	1,330
Patents	10.5	6,472	(6,314)	158
Customer lists	4.0	11,500	(10,938)	562
Trade names	6.0	3,636	(3,222)	414
Total intangible assets	4.6	$81,111	$(74,023)	$7,088
December 31, 2009
Existing technology	3.4	$38,315	$(32,654)	$5,661
Technology licenses	4.2	18,589	(14,911)	3,678
Patents	10.5	6,652	(6,358)	294
Customer lists	—	10,800	(10,800)	—
Trade names	5.7	3,636	(2,549)	1,087
Total intangible assets	4.1	$77,992	$(67,272)	$10,720

Intangible assets amortization expense was $6.9 million, $9.1 million and $19.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. The Company’s purchased intangible assets have lives ranging from one to 10 years. The Company reviews for impairment of all its purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were treated as changes in estimates and their effects were recognized prospectively in our Consolidated Financial Statements, effective October 1, 2008.

The intangible asset balance within existing technology is primarily made up of one asset, which is related to technology acquired in the Company’s purchase of Convedia in 2007. In the quarter and year ended December 31, 2008, this prospective treatment resulted in a reduction in our amortization expense of $637,000. The balance within customer lists is also primarily associated with the Convedia acquisition. In the quarter and year ended December 31, 2008, this prospective treatment resulted in a reduction in our amortization expense of $1.0 million. In the quarter and year ended December 31, 2008, this prospective treatment resulted in a collective reduction in our amortization expense of $1.7 million. The impact of the change in estimate resulted in a pre-tax decrease to net loss of $1.7 million, and a pre-tax decrease in fully diluted loss per share of $0.08.

The estimated future amortization expense of purchased intangible assets as of December 31, 2010 is as follows (in thousands):

For the Years Ending December 31,	Estimated Intangible Amortization Amount
2011	$4,370
2012	1,337
2013	687
2014	467
2015	227
Total estimated future amortization expense	$7,088

Note 8—Other Assets

Other current assets consisted of the following (in thousands):

	December 31, 2010	December 31, 2009
Prepaid maintenance, rent and other	$4,162	$3,193
Assets held for sale	—	644
Hedge derivative asset	432	842
Income tax receivable, net	18	—
Other current assets	$4,612	$4,679

Other assets consisted of the following (in thousands):

	December 31, 2010	December 31, 2009
Employee deferred compensation arrangement	$3,618	$3,393
2013 convertible senior notes debt issuance costs	499	947
Other, net	3,938	1,933
Goodwill	160	—
Other assets, net	$8,215	$6,273

Employee deferred compensation arrangement represents the cash surrender value of insurance contracts purchased by the Company as part of its deferred compensation plan established in January 2001. Any elective deferrals by the eligible employees are invested in insurance contracts.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Accrued Restructuring and Other Charges

Accrued restructuring is recorded in other accrued liabilities as of December 31, 2010 and 2009, and consisted of the following (in thousands):

	December 31, 2010	December 31, 2009
First quarter 2009 restructuring charge	$—	$263
Second quarter 2009 restructuring charge	58	1,933
Fourth quarter 2009 restructuring charge	182	829
Fourth quarter 2010 restructuring charge	1,814	—
Total	$2,054	$3,025

The Company evaluates the adequacy of the accrued restructuring and other charges on a quarterly basis. As a result, the Company records reversals to the accrued restructuring charges in the period in which the Company determines that expected restructuring and other obligations are less than the amounts accrued.

First Quarter 2009 Restructuring

During the first quarter of 2009, the Company initiated a restructuring plan that included the elimination of 29 positions. The restructuring was initiated in an effort to lower the Company's overall cost structure in accordance with operating plan targets. Total costs of the first quarter 2009 restructuring activities included accrued severance obligations and healthcare benefits, which totaled $1.4 million. As of December 31, 2010, all activities associated with this restructuring were completed.

The following table summarizes the changes to the first quarter 2009 restructuring costs (in thousands):

Employee Termination and Related Costs
Balance accrued as of December 31, 2009	$263
Additions	—
Reversals	(85)
Expenditures	(178)
Balance accrued as of December 31, 2010	$—

Second Quarter 2009 Restructuring

During the second quarter of 2009, the Company initiated a restructuring plan that included the elimination of 115 positions and the relocation of eight employees as part of two strategic initiatives within manufacturing operations and engineering. As part of the initiative, the Company began a transition to a fully outsourced manufacturing model, which has transferred remaining manufacturing from its manufacturing plant in Hillsboro, Oregon to its manufacturing partners in Asia. The plan also included consolidating the Company’s North American R&D positions and programs, and specifically transferring projects from its design center in Boca Raton, Florida, to other existing R&D centers. To date, the Company has incurred total second quarter 2009 restructuring costs of $3.0 million which has consisted primarily of accrued severance obligations, healthcare benefits, relocation incentives and related payroll taxes as well as equipment moving costs.

During the year ended December 31, 2010, the Company incurred an additional $380,000 in expenses while it reversed $501,000 in previously estimated amounts associated with the second quarter 2009 restructuring plan. The additional costs consisted of $228,000 in employee severance, healthcare benefits and associated payroll costs along with the facilities related costs and legal fees of $152,000. Reversals consisted of $473,000 in previously estimated employee severance, healthcare benefits and associated payroll costs, primarily associated with retaining employees in new roles with the Company. In addition, the Company reversed $28,000 in facilities related expenses. This transition was substantially complete as of December 31, 2010.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the changes to the second quarter 2009 restructuring costs (in thousands):

	Employee Termination and Related Costs	Other	Total
Balance accrued as of December 31, 2009	$1,885	$48	$1,933
Additions	228	152	380
Reversals	(473)	(28)	(501)
Expenditures	(1,582)	(172)	(1,754)
Balance accrued as of December 31, 2010	$58	$—	$58

Fourth Quarter 2009 Restructuring

During the fourth quarter of 2009, the Company initiated a restructuring plan that included the elimination of 22 positions at various locations throughout the company. The primary focus of this initiative was to align expenses with the Company’s 2010 operating plan objectives, which included the need to continue focusing on lowered costs. To date, the Company has incurred total fourth quarter 2009 restructuring costs of $709,000, which consisted primarily of severance and related payroll costs as well as healthcare benefits.

During the year ended December 31, 2010, the Company incurred an additional $136,000 in expenses while it reversed $309,000 in previously estimated amounts associated with the fourth quarter 2009 restructuring plan. The additional costs consisted of employee severance, healthcare benefits and associated payroll costs along with legal fees and foreign currency adjustments. Reversals consisted of changes in previously estimated expenses as well as the re-assignment of employees initially included in the restructuring plan. The Company expects all activities associated with this restructuring plan to be completed by the end of 2011.

The following table summarizes the changes to the fourth quarter 2009 restructuring costs (in thousands):

Employee Termination and Related Costs
Balance accrued as of December 31, 2009	$829
Additions	136
Reversals	(309)
Expenditures	(474)
Balance accrued as of December 31, 2010	$182

Fourth Quarter 2010 Restructuring

During the fourth quarter of 2010, the Company initiated a restructuring plan that included the elimination of 67 positions at various locations throughout the company. The primary focus of this initiative was to align expenses with the Company’s 2011 operating plan objectives, which included the need to reduce the Company's infrastructure associated with the maturity of the Company's legacy/traditional communications networks products, as well as the consolidation of it's contract manufacturers. During 2010, the Company incurred $2.0 million in charges associated with this restructuring plan, which consisted of severance and related payroll costs as well as healthcare benefits. The Company expects all activities associated with this restructuring plan to be substantially completed by the end of 2011.

The following table summarizes the changes to the fourth quarter 2010 restructuring costs (in thousands):

Employee Termination and Related Costs
Balance accrued as of December 31, 2009	$—
Restructuring and other costs	1,968
Expenditures	(154)
Balance accrued as of December 31, 2010	$1,814

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	December 31, 2010	December 31, 2009
Accrued warranty reserve	$3,025	$2,810
Deferred compensation plan liability	2,402	2,396
Adverse purchase commitments	1,268	1,828
Accrued interest payable	516	516
Accrued restructuring	2,054	3,025
Income tax payable, net	1,480	740
Other	2,169	2,987
Other accrued liabilities	$12,914	$14,302

Note 11—Short-Term Borrowings

Silicon Valley Bank

The Company has a secured revolving line of credit agreement with Silicon Valley Bank ("SVB"), dated as of August 7, 2008 (as amended, the “Agreement”), which provides the Company with a two-year secured revolving credit facility of $30.0 million, which is subject to a borrowing base and secured by its accounts receivable. Borrowings under the Agreement bear interest at the prime rate, which was 3.25% as of December 31, 2010, or the LIBOR rate, which was 0.26% as of December 31, 2010, plus 1.25%, with either interest rate determined by the Company’s election. The Company is required to make interest payments monthly. The Company is further required to pay a commitment fee equal to 0.08% of the $30.0 million maximum borrowing limit on an annual basis, and to pay quarterly in arrears an unused facility fee in an amount equal to 0.375% per year of the unused amount of the facility. In addition, the credit facility provides sub-facilities for letters of credit and foreign exchange contracts to be issued on the Company’s behalf.

The credit facility requires the Company to make and maintain certain financial covenants, representations, warranties and other agreements that are customary in credit agreements of this type. The Agreement also requires the Company to maintain a minimum quarterly current ratio (current assets divided by the sum of current liabilities less deferred income plus the amount of outstanding advances and letters of credit) of 1.5 during the term of the agreement. Additionally, any quarterly EBITDA (earnings before interest, taxes, depreciation, amortization, stock based compensation, goodwill impairment charges, and deferred tax asset valuation charges, as defined in the Agreement) loss may not exceed $3.0 million in any one quarter. For quarterly periods beginning after January 1, 2009, the Company must maintain a positive rolling four quarter EBITDA. In addition, capital expenditures may not exceed $8.0 million in any fiscal year.

During the fourth quarter of 2010, the Company amended the Agreement with SVB. Among other amendments, the Company and SVB extended the term of the Agreement for another year to September 30, 2012. Additionally, the Company and SVB amended the non-formula borrowing base to a maximum amount of $30.0 million as long as the Company maintains a minimum quarterly current ratio of 2:1. The current ratio is calculated as current assets divided by the sum of current liabilities, including the outstanding aggregate amount of borrowings and letters of credit, less deferred income.

As of December 31, 2010 and 2009, the Company had no outstanding balances on the line of credit or letters of credit issued on its behalf. As of December 31, 2010, the Company was in compliance with all covenants, with a current ratio of 4:1, rolling four quarter EBITDA of $19.4 million and capital expenditures for 2010 of $4.1 million.

UBS

During the fourth quarter of 2008, the Company accepted a settlement offer from its investment bank, UBS AG, associated with failed auctions for its previously held ARS. Under the terms of the offer, the Company had the right to require the bank to repurchase at par value its ARS investments at any time between June 30, 2010 and June 30, 2012. Under the terms of the offer, UBS AG issued ARS settlement rights to the Company, which in addition to the terms discussed in Note 2—Cash Equivalents and Investments, also entitled the Company to receive no net cost loans from UBS AG, or its affiliates, for up to 75% of the market value of the Company’s ARS.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 30, 2010, the Company exercised its settlement right with UBS AG, which resulted in the repurchase by UBS AG of the Company's remaining ARS investments. On July 1, 2010, upon the settlement of the ARS investments sold to UBS AG, the Company repaid its line of credit with UBS AG in full. On July 2, 2010, the Company terminated its line of credit with UBS AG upon completion of all parties' obligations.

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

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2010 and 2009, the effective interest rate for the 2013 convertible senior notes was approximately 3.6%. During the years ended December 31, 2010 and 2009, the Company incurred contractually stated interest costs totaling $1.4 million and $1.4 million, respectively. During the years ended December 31, 2010 and 2009, the Company incurred costs related to the amortization of issuance costs totaling $447,000 and $447,000, respectively.

As of December 31, 2010 and 2009, the Company had outstanding 2013 convertible senior notes with a face value of $50.0 million. As of December 31, 2010 and 2009, the fair value of the Company’s 2013 convertible senior notes was $49.1 million and $44.8 million, respectively.

Note 13—Hedging

The Company’s activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates. The Company manages these risks through the use of forward exchange contracts, designated as foreign-currency cash flow hedges, in an attempt to reduce the potentially adverse effects of foreign currency exchange rate fluctuations that occur in the normal course of business. As such, the Company’s hedging activities are all employed solely for risk management purposes. All hedging transactions are conducted with, in the opinion of management, financially stable and reputable financial institutions. As of December 31, 2010 and 2009, and for the years ended December 31, 2010 and 2009, the only hedge instruments executed by the Company are associated with its exposure to fluctuations in the Canadian Dollar which result from obligations such as payroll and rent paid in Canadian Dollars.

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

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives are expected to remain highly effective in future periods. For the years ended December 31, 2010 and 2009 the Company had no hedge ineffectiveness.

During the year ended December 31, 2010, the Company entered into 56 new foreign currency forward contracts, with total contractual values of $9.1 million. During the year ended December 31, 2009, the Company entered into 56 new foreign currency forward contracts, with total contractual values of $11.8 million.

A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments designated as cash flow hedges at December 31, 2010 is as follows (in thousands):

	Contractual / Notional Amount	Consolidated Balance Sheet Classification	Estimated Fair Value
			Asset	(Liability)
Foreign currency forward exchange contracts	$12,547	Other current assets	$432	$—

A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments designated as cash flow hedges at December 31, 2009 is as follows (in thousands):

	Contractual / Notional Amount	Consolidated Balance Sheet Classification	Estimated Fair Value
			Asset	(Liability)
Foreign currency forward exchange contracts	$11,224	Other current assets	$842	$—

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effect of derivative instruments on the Consolidated Financial Statements for the year ended December 31, 2010 was as follows (in thousands):

Type of Cash Flow Hedge	Effective Portion			Ineffective Portion
	Hedge Gain (Loss) Recognized in Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Hedge Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Recognized	Hedge Gain (Loss) Recognized
Foreign currency forward exchange contracts	$(354)
		Cost of sales	$104	None	$—
		Research and development	705	None	—
		Selling, general and administrative	162	None	—

The effect of derivative instruments on the Consolidated Financial Statements for the year ended December 31, 2009 was as follows (in thousands):

Type of Cash Flow Hedge	Effective Portion			Ineffective Portion
	Pretax Hedge Gain (Loss) Recognized in Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Hedge Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Recognized	Hedge Gain (Loss) Recognized
Foreign currency forward exchange contracts	$1,606
		Cost of sales	$(81)	None	$—
		Research and development	(573)	None	—
		Selling, general and administrative	(150)	None	—

Over the next twelve months, the Company expects to reclassify into earnings a gain of approximately $398,000, currently recorded as other comprehensive income, as a result of the maturity of currently held forward exchange contracts.

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

Note 14—Commitments and Contingencies

Operating Leases

RadiSys leases most of its facilities, certain office equipment, and vehicles under non-cancelable operating leases which require minimum lease payments expiring from one to four years after December 31, 2010. Amounts of future minimum lease commitments in each of the five years ending December 31, 2011through 2015 and thereafter, are as follows (in thousands):

For the Years Ending December 31,	Future Minimum Lease Payments
2011	$2,755
2012	2,401
2013	2,115
2014	1,819
2015 and thereafter	6,740
Total future minimum lease commitments	$15,830

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent expense totaled $4.2 million, $5.2 million and $5.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

During 2010, the Company renegotiated several of its leases, most notably it's lease for its headquarters located in Hillsboro, Oregon, extending the lease to June 30, 2020 as well as a reduction of approximately 26,000 square feet of plant space.

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

Guarantees and Indemnification Obligations

As permitted under Oregon law, the Company has agreements whereby it indemnifies its officers, directors and certain finance employees for certain events or occurrences while the officer, director or employee is or was serving in such capacity at the request of the Company. The term of the indemnification period is for the officer’s, director’s or employee’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. To date, the Company has not incurred any costs associated with these indemnification agreements and, as a result, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2010.

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

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the change in the Company’s warranty accrual reserve (in thousands):

	For the Years Ended December 31,
	2010	2009
Warranty liability balance, beginning of the year	$2,810	$3,072
Product warranty accruals	3,543	3,729
Adjustments for payments made	(3,328)	(3,991)
Warranty liability balance, end of the year	$3,025	$2,810

The warranty liability balance is included in other accrued liabilities in the accompanying Consolidated Balance Sheets as of December 31, 2010 and 2009.

Note 15—Basic and Diluted Loss per Share

A reconciliation of the numerator and the denominator used to calculate basic and diluted loss per share is as follows (in thousands, except per share amounts):

	For the Years Ended December 31,
	2010	2009	2008
Numerator—Basic
Net loss, basic	$(369)	$(42,567)	$(67,262)
Numerator—Diluted
Net loss, basic	$(369)	$(42,567)	$(67,262)
Interest on convertible senior notes, net of tax benefit (A)	—	—	—
Net loss, diluted	$(369)	$(42,567)	$(67,262)
Denominator—Basic
Weighted average shares used to calculate net loss per share, basic	24,144	23,493	22,552
Denominator—Diluted
Weighted average shares used to calculate net loss per share, basic	24,144	23,493	22,552
Effect of dilutive restricted stock	—	—	—
Effect of dilutive stock options (A)	—	—	—
Effect of convertible senior notes (B)	—	—	—
Weighted average shares used to calculate net loss per share, diluted	24,144	23,493	22,552
Net loss per share:
Basic	$(0.02)	$(1.81)	$(2.98)
Diluted	$(0.02)	$(1.81)	$(2.98)
______________________________

(A)	For the years ended December 31, 2010, 2009 and 2008, the following shares, by equity award type, were excluded from the calculation, as their effect would have been anti-dilutive (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Stock options	2,698	2,736	3,473
Restricted stock	1,121	1,007	381
Total shares excluded from earnings per share calculation	3,819	3,743	3,854
______________________________

(B)
For the years ended December 31, 2010, 2009 and 2008, as-if converted shares associated with the Company’s 2013 and 2023 convertible notes, as well as its previously issued convertible subordinated notes, were excluded from the calculation if the effect would be anti-dilutive. The following table summarizes the total number of shares excluded from the earnings per share calculation, by year, for the different forms of convertible debt (in thousands):

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Years Ended December 31,
	2010	2009	2008
2023 convertible senior notes	—	—	1,896
2013 convertible senior notes	3,837	3,837	3,653
Total shares excluded from earnings per share calculation	3,837	3,837	5,549

Note 16—Income Taxes

The income tax provision consists of the following (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Current provision (benefit):
Federal	$(358)	$12	$(216)
State	26	37	34
Foreign	(573)	532	(193)
Total current provision (benefit)	(905)	581	(375)
Deferred provision (benefit):
Federal	—	38,640	(12,819)
State	—	3,363	(526)
Foreign	420	(3,249)	3,425
Total deferred provision (benefit)	420	38,754	(9,920)
Total income tax provision (benefit)	$(485)	$39,335	$(10,295)

The income tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate to pretax income as a result of the following differences (dollar amounts in thousands):

	For the Years Ended December 31,
	2010		2009		2008
	$	%	$	%	$	%
Statutory federal tax (benefit) rate	$(299)	(35.0)%	$(1,131)	(35.0)%	$(27,145)	(35.0)%
Increase (decrease) in rates resulting from:
State taxes	(132)	(15.5)	(127)	(3.9)	(486)	(0.6)
Foreign dividend	—	—	3,195	98.9	—	—
Goodwill impairment expense and (benefit) from acquisitions	(251)	(29.4)	(250)	(7.7)	11,792	15.2
Valuation allowance	1,173	137.3	42,828	1,325.5	84	0.1
Taxes on foreign income that differ from U.S. tax rate	(2,886)	(338.0)	(2,973)	(92.0)	808	1.0
Tax credits	142	16.7	(2,031)	(62.9)	(1,474)	(1.9)
Non-deductible stock-based compensation expense	1,528	179.0	2,056	63.6	1,860	2.4
Foreign currency adjustments	—	—	(3,205)	(99.2)	2,744	3.5
Other	240	28.1	973	30.0	1,522	2.0
Effective tax rate	$(485)	(56.8)%	$39,335	1,217.3%	$(10,295)	(13.3)%

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of deferred taxes consist of the following (in thousands):

	December 31, 2010	December 31, 2009
Deferred tax assets:
Accrued warranty	$1,010	$916
Inventory	2,356	2,381
Restructuring accrual	678	874
Net operating loss carryforwards	14,610	12,193
Tax credit carryforwards	23,014	22,881
Stock-based compensation	3,862	3,622
Capitalized research and development	811	1,075
Fixed assets	3,483	5,100
Intangible Assets	6,900	6,410
Goodwill	5,786	6,829
Other	3,851	3,182
Total deferred tax assets	66,361	65,463
Less: valuation allowance	(49,558)	(48,385)
Net deferred tax assets	16,803	17,078
Deferred tax liabilities:
Other	(247)	(242)
Total deferred tax liabilities	(247)	(242)
Total net deferred tax assets	$16,556	$16,836

At December 31, 2010, our unrecognized tax benefits associated with uncertain tax positions were $1.4 million, substantially all of which, if recognized, would favorably affect the effective tax rate.

The Company’s ongoing practice is to recognize potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. During the year ended December 31, 2010, the Company recognized a net decrease of approximately $694,000 in potential interest and penalties associated with uncertain tax positions. The Company did not have any potential accrued interest and penalties related to unrecognized tax benefits at December 31, 2010.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s total amounts of unrecognized tax benefits at the beginning and end of the period are as follows (in thousands):

Total
Balance accrued as of December 31, 2008	$1,755
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	395
Reductions for tax positions of prior years	—
Settlements	—
Reductions as a result of a lapse of applicable statute of limitations	(77)
Other	105
Balance accrued as of December 31, 2009	$2,178
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	400
Reductions for tax positions of prior years	(171)
Settlements	(148)
Reductions as a result of a lapse of applicable statute of limitations	(901)
Other	—
Balance accrued as of December 31, 2010	$1,358

The Company and its subsidiaries are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company's statute of limitations are closed for all federal and state income tax years before 2007 and 2006, respectively. The statute of limitations for the Company's Canadian subsidiary are closed for all tax years ended before August 31, 2006. The statute of limitations for the Company's other foreign subsidiaries are closed for all income tax years before 2001 which includes federal and state income tax returns. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses and credits were generated and carried forward, and make adjustments up to the net operating loss and credit carryforward amounts. It is reasonably possible that the Company's uncertain tax positions could decrease by approximately $1.1 million in the next twelve months.

During 2010 an IRS examination was effectively settled when we agreed to a Notice of Proposed Adjustment that was issued by the IRS. The Proposed Adjustment was provided in full as an uncertain tax position at December 31, 2009. The Company is currently under examination in Canada by the Canada Revenue Agency (“CRA”). The periods under examination by the CRA include the tax years 2006 through 2008. During the fourth quarter of 2010, the CRA has issued proposed adjustment notices and the Company is currently in the process of reviewing the proposed adjustments. The Company believes that it has adequately provided for uncertain tax positions related to the CRA examination. However, should the Company experience an unfavorable outcome, it could have a material impact on its results of operations, financial position, or cash flow. The Company is not currently under examination in any other states or foreign jurisdictions.

The Company has recorded valuation allowances of $49.6 million and $48.4 million, as of December 31, 2010 and 2009, respectively. This represents a full valuation allowance against the Company's U.S. net deferred tax assets. In evaluating its valuation allowance, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based on the Company's review of all positive and negative evidence, including a three year U.S. cumulative pre-tax loss it concluded that a full valuation allowance should be recorded against its U.S. net deferred tax assets.

At December 31, 2010 and 2009, the Company had total available federal net operating loss carryforwards of approximately $43.0 million and $35.6 million, respectively. The federal net operating loss carryforwards expire between 2011 and 2030 and consist of approximately $33.5 million of consolidated taxable loss remaining after loss carrybacks to prior years, $2.2 million of loss carryforwards from the Texas Micro merger in 1999, and $7.3 million of loss carryforwards from the Microware acquisition in August of 2001. The net operating losses from Texas Micro and Microware are stated net of limitations pursuant to Section 382 of the Internal Revenue Code. The annual utilization limitations are $5.7 million and $732,000 for Texas Micro and Microware, respectively. The Company had total state net operating loss carryforwards of approximately $44.9 million and $42.4 million at December 31, 2010 and 2009, respectively. The state net operating loss carryforwards expire between 2011 and 2030. The Company also had net operating loss carryforwards of approximately $1.5 million from certain non-U.S. jurisdictions. The non-U.S. net operating loss carryforwards are attributable to United Kingdom

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(“U.K.”), Netherlands, and Japan. The U.K. tax losses may be carried forward indefinitely provided certain requirements are met. The Netherlands and Japan tax losses may be carried forward between 7 and 9 years.

The Company has federal and state research and development tax credit and other federal tax credit carryforwards of approximately $13.4 million at December 31, 2010, to reduce future income tax liabilities. The federal and state tax credits expire between 2011 and 2030. The federal tax credit carryforwards include research and development tax credits of $600,000 and $205,000 from the Texas Micro and Microware acquisitions, respectively. The utilization of these acquired credits is subject to an annual limitation pursuant to Section 383 of the Internal Revenue Code. On December 17, 2010, President Barack Obama signed into law H.R. 4853, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 which extended the research and development tax credit through December 31, 2011. The Company's Canadian subsidiary also had approximately $7.0 million in investment tax credit, $12.6 million in unclaimed scientific research and experimental expenditures and $10.7 million in undepreciated capital cost to be carried forward and applied against future income in Canada.

Realization of the foreign deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of the net operating loss and tax credit carryforwards. Although realization is not assured, management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the balance of the deferred tax assets, net of the valuation allowance, as of December 31, 2010. The amount of the net deferred tax assets that is considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced. Should management determine that the Company would not be able to realize all or part of the net deferred tax assets in the future, adjustments to the valuation allowance for deferred tax assets may be required.

The Company repatriated $40.1 million from its foreign subsidiaries during 2009. The repatriation resulted in a taxable dividend of $8.9 million. The remainder of the repatriation was a return of capital and, therefore, was not subject to U.S. income taxes. The Company did not repatriate any earnings of its foreign subsidiaries in 2010. The Company plans to indefinitely reinvest the remaining earnings of all its foreign subsidiaries. Should the Company plan to repatriate any foreign earnings in the future, it will be required to establish an income tax liability and recognize additional income tax expense related to such earnings. The Company has indefinitely reinvested approximately $17.1 million of the undistributed earnings of certain foreign subsidiaries at December 31, 2010. Such earnings would be subject to U.S. taxation if repatriated to the United States.

Pretax book loss from domestic operations for the fiscal years 2010, 2009 and 2008 was $12.8 million, $15.6 million, and $42.4 million, respectively. Pretax book income from foreign operations for the fiscal years 2010 and 2009 was $11.9 million and $12.3 million, respectively. Pretax book loss from foreign operations for the fiscal year 2008 was $33.1 million.

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

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

initially reserved for issuance under the LTIP is 2.0 million shares with a maximum of 500,000 shares in any calendar year to one participant.

The Company granted the first award to participants under the LTIP on October 1, 2009. The target performance goal for these awards is non-GAAP earnings per share of $0.75. Non-GAAP earnings per share is measured as the cumulative sum over four consecutive quarters with the first measurement period ending September 30, 2010. Subsequent measurement dates occur each calendar quarter thereafter until the awards fully vest or expire. Quarterly non-GAAP earnings equals earnings (as calculated in accordance with GAAP) plus stock-based compensation expense, plus amortization of intangible assets, plus or minus restructuring charges or reversals, plus or minus such other items determined as non-recurring or adjusted from non-GAAP earnings as reported by the Company and as approved by the Committee, plus other adjustments resulting from purchase accounting as determined by the Committee, plus a fixed 20% effective tax rate notwithstanding the tax rate otherwise applicable in accordance with GAAP. Non-GAAP earnings per share targets range from $0.65 to $0.85 with payouts ranging from 75% to 125% of the target payout amounts. In the aggregate, the target payout amount for the first performance period equals 731,400 shares, or approximately one-third of the total number of shares authorized under the LTIP. Shares cliff-vest upon achievement of the performance goal and if the performance target is not met by the last measurement period of December 31, 2012, awards will expire unvested. If a portion of a participant’s award has been settled on a prior payout determination date upon achievement of a performance goal with respect to a quarter during the performance period, the previously settled portion of such participant’s award shall be taken into account and shall be offset against any subsequently settled portion of such participant’s award on any subsequent payout determination date.

Restricted stock units issued under the LTIP are valued at the closing price of our common stock on the grant date. At December 31, 2010, outstanding restricted stock units granted under the LTIP have a weighted average valuation of $8.24. The corresponding compensation cost of each LTIP award is expensed ratably over the measurement period of the award. Since the number of shares that may be issued under the LTIP and the service period are both variable, the Company reevaluates the LTIP awards on a quarterly basis and adjust the number of shares expected to be awarded based upon financial results of the Company as compared to the performance goals set for the award. Adjustments to the number of shares awarded, and to the corresponding compensation expense, are made on a cumulative basis at the date of adjustment based upon the estimated probable number of shares to be awarded. Adjustments made to compensation expense resulting from a change in the estimated probable vesting date of the awards are made on a prospective basis. For the year ended December 31, 2010 the Company recorded $1.6 million in stock compensation expense associated with LTIP awards.

In November 2009, the Company completed a stock option exchange program. The Company's eligible employees were permitted to exchange some or all of their outstanding options, with an exercise price greater than $9.44 per share (which is equal to the 52-week high closing price of our common stock as of the start of this offer), that were granted on or before October 5, 2008, whether vested or unvested, for restricted stock units, except for employees in Canada who received new stock options with new vesting schedules and exercise prices. All employees of RadiSys and its subsidiaries, other than members of our Board of Directors, executive officers and employees located in the Netherlands and Israel were eligible to participate in the exchange offer. The option exchange took place on November 3, 2009. Pursuant to the option exchange 848,800 eligible options were canceled and replaced with 169,600 restricted stock units and 35,000 stock options. The new restricted stock units and stock options have a new three year vesting period that began on November 3, 2009. The exchange resulted in $173,000 in additional stock compensation expense which will be recognized over the new three year vesting period.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the activities related to the Company’s stock plans (in thousands, except average prices and weighted average remaining contractual lives):

	Shares Available for Grant	Stock Options Outstanding		Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
		Number	Average Price
Balance, December 31, 2009	1,860	2,736	$12.91	4.26	$1,718
Authorized	500	—	—
Options granted (C)	(385)	385	9.74
Restricted stock units granted (A, B)	(541)	—	—
Options forfeited from 2007 plan (A)	36	(36)	7.91
Options expired from 2007 plan (A)	27	(27)	12.58
Options expired	—	(291)	20.48
Restricted stock units canceled (A,C)	71	—	—
Options exercised	—	(69)	7.77
Balance, December 31, 2010	1,568	2,698	$11.84	4.05	$948
Vested and expected to vest, December 31, 2010		2,685	$11.86	4.04	$940
Vested at December 31, 2010		1,910	$13.07	3.31	$558
_____________________________

(A)
The 2007 plan that replaced the 1995 Stock Incentive Plan, the 2001 Nonqualified Stock Option Plan and the RadiSys Corporation Stock Plan for Convedia Employees requires all restricted stock to be counted as two shares and stock options to be counted as one share for both grants and forfeitures. In addition, options and restricted stock from the 2007 plan that are forfeited, expire or are repurchased are returned to the pool of shares available for grant.

(B)	Includes 47,500 LTIP performance stock units granted in 2010.

(C)	Includes 1,000 LTIP performance stock units canceled in 2010.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing price of RadiSys shares as quoted on the NASDAQ Global Select Market for December 31, 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2010. The intrinsic value of options changes based on the fair market value of RadiSys stock. Total intrinsic value of options exercised for the years ended December 31, 2010, 2009 and 2008 was $132,000, $206,000 and $591,000, respectively.

The following table summarizes the information about stock options outstanding at December 31, 2010 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 4.34-$ 6.26	71	4.97	$5.63	45	$5.74
$ 6.38-$ 7.82	590	5.08	7.81	347	7.81
$ 7.87-$ 9.44	535	4.71	9.05	347	9.18
$ 9.45-$13.56	662	5.08	11.27	331	12.59
$13.66-$18.34	478	2.27	15.16	478	15.16
$18.69-$ 24.50	362	1.72	20.42	362	20.42
$ 4.34-$ 24.50	2,698	4.05	11.84	1,910	13.07

Employee Stock Purchase Plan

In December 1995, the Company established an Employee Stock Purchase Plan (“ESPP”). All employees of RadiSys and its subsidiaries who customarily work 20 or more hours per week, including all officers, are eligible to participate in the ESPP. Separate offerings of common stock to eligible employees under the ESPP (an “Offering”) commence on February 15, May 15,

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 15 and November 15 of each calendar year (“Enrollment Dates”) and continue for a period of 18 months. Multiple separate Offerings are in operation under the ESPP at any given time. An employee may participate in only one Offering at a time and may purchase shares only through payroll deductions permitted under the provisions stipulated by the ESPP. The purchase price is the lesser of 85% of the fair market value of the common stock on date of grant or that of the purchase date (“look-back feature”). Pursuant to the provisions of the ESPP, as amended, the Company is authorized to issue up to 5.7 million shares of common stock under the plan. For the years ended December 31, 2010, 2009 and 2008 the Company issued 311,000, 660,000 and 596,000 shares under the plan, respectively. At December 31, 2010, 827,000 shares were available for issuance under the plan.

During the second quarter of 2009, the Board of Directors approved an amendment to the Company’s ESPP plan to provide for a one-year holding period with respect to common stock shares purchased by participants under the 1996 plan. The one-year holding period took effect during the fourth quarter of 2009. Due to the holding period, the Company applies a discount to the ESPP stock compensation to reflect the decreased liquidity. The Company utilizes the Finnerty Asian Put Option Approach to estimate the discount. Inputs for the model include the length of the holding period, volatility and risk-free rate. The discount applied in the fourth quarter of 2010 was 10.0%.

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

The grant date fair value of restricted stock units issued under the Company’s LTIP that are expected to vest is recognized ratably over the service period of the award. The service period of restricted stock units issued under the Company’s LTIP is equal to the period of time over which performance objectives underlying the awards underlying objectives are expected to be achieved. The estimated number of restricted stock units under the Company’s LTIP expected to vest is determined based upon financial results of the Company as compared to the performance goals set for the award and is adjusted quarterly. During the year ended December 31, 2010 the estimated service period associated with outstanding LTIP restricted stock units was adjusted resulting in a reduction of stock compensation expense of $230,000.

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

The Company uses three employee populations. The expected term computation is based on historical vested option exercise and post-vest forfeiture patterns and is  also factored by an estimate of the expected term for fully vested and outstanding options. The estimate of the expected term for options that were fully vested and outstanding was determined as the midpoint between the evaluation date and the contractual term date of the option.   The risk free interest rate is based on the

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. Treasury constant maturities in effect at the time of grant for the expected term of the option or share.

The Company computed the value of options granted and ESPP shares issued during 2010, 2009 and 2008 using the Black-Scholes option pricing model. The fair value of the following stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the fiscal years ended December 31:

	Options			Employee Stock Purchase Plan
	2010	2009	2008	2010	2009	2008
Expected life (in years)	4.3	4.1	4.2	1.5	1.5	1.5
Interest rate	1.34%	1.64%	2.55%	0.33%	0.44%	1.59%
Volatility	71%	60%	46%	88%	98%	59%
Dividend yield	—	—	—	—	—	—

For the years ended December 31, 2010, 2009 and 2008, the total value of the options granted was approximately $2.1 million, $3.5 million and $2.2 million, respectively. For the years ended December 31, 2010, 2009 and 2008 the weighted-average valuation per option granted was $5.41, $3.96 and $3.67, respectively. The total estimated value associated with ESPP shares to be granted under enrollment periods beginning in the years ended December 31, 2010, 2009 and 2008 was $1.6 million, $164,000 and $563,000, respectively.

The table below summarizes the activities related to the Company’s unvested restricted stock unit grants (shares in thousands):

	Restricted Shares	Weighted-Average Grant Date Fair Value
Balance, December 31, 2009	1,018	$8.83
Stock units granted	294	9.56
Shares vested	(11)	17.68
Stock units vested	(144)	10.79
Stock units canceled	(36)	9.36
Balance, December 31, 2010	1,121	$8.67

The Company expects that approximately 865,000 of the balance of restricted stock units at December 31, 2010 will vest. According to the Restricted Stock Grant Agreement, upon the vesting dates, the holder of the restricted stock unit grant shall be issued a number of shares equal to the number of restricted stock units which have vested.

For the years ended December 31, 2010, 2009 and 2008, stock-based compensation was recognized and allocated in the Consolidated Statements of Operations as follows (in thousands):

	2010	2009	2008
Cost of sales	$816	$1,050	$1,031
Research and development	1,303	2,176	3,001
Selling, general and administrative	4,039	5,060	5,584
Restructuring	—	234	—
Total stock-based compensation expense	$6,158	$8,520	$9,616

As of December 31, 2010, $3.3 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.88 years. As of December 31, 2010, $4.7 million of unrecognized stock-based compensation expense related to unvested restricted stock units is expected to be recognized over a weighted-average period of 2.10 years.

401(k) Savings Plan

The Company established a 401(k) Savings Plan (“401(k) Plan”), a defined contribution plan, as of January 1, 1989 and

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amended through January 1, 2007, in compliance with Section 401(k) and other related sections of the Internal Revenue Code and corresponding Regulations issued by the Department of Treasury and Section 404(c) of Employee Retirement Income Security Act of 1974 (“ERISA”), to provide retirement benefits for its U.S employees. Under the provisions of the plan, eligible employees are allowed pre-tax contributions of up to 30% of their annual compensation or the maximum amount permitted by the applicable statutes. Additionally, eligible employees can elect to make catch-up contributions, within the limits set forth by pre-tax contributions, or to the maximum amount permitted by the applicable statutes. Pursuant to the provisions of the 401(k) Plan, the Company may contribute 50% of pre-tax contributions made by eligible employees, adjusted for loans and withdrawals, up to 6% of annual compensation for each eligible employee. The Company may elect to make supplemental contributions as periodically determined by the Board of Directors at their discretion. The contributions made by the Company on behalf of eligible employees become 100% vested after three years of service, or 33% per year after one year of service. The Company’s total contributions to the 401(k) Plan amounted to $885,000, $1.1 million and $1.0 million in 2010, 2009 and 2008, respectively. In addition, some of the Company’s employees outside the U.S are covered by various defined contribution plans, in compliance with the statutes of respective countries. The participants pay for the 401(k) Savings Plan administrative expenses.

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

Cash Incentive Program

On September 30, 2009, the Committee put in place a cash incentive program (the “Incentive Program”) for certain of the Company’s employees to drive breakthrough Company transformations in an accelerated timeframe. The Incentive Program was intended to motivate and recognize the employees’ performance in achieving the Company’s defined strategy and goals by aligning measurable results with rewards. The Incentive Program was designed to reward the Company’s employees who were leading or significantly contributing to the transformational business initiatives in the engineering and operations organizations.

Awards under the Incentive Program were based on Company performance as measured by two sets of goals: an operations outsourcing performance goal and an engineering enterprise performance goal. The performance period for the Incentive Program ran from October 1, 2009 to June 30, 2010. During 2010, the Company paid $839,000 in connection with this plan.

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

Revenues on a product and services basis are as follows (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Hardware	$257,533	$278,907	$356,228
Software royalties and licenses	16,614	17,878	10,382
Software maintenance	4,980	3,326	3,093
Engineering and other services	5,184	4,162	2,881
Total revenues	$284,311	$304,273	$372,584

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company ultimately derives its revenues from two end markets as follows (in thousands):

	For the Year Ended December 31,
	2010	2009	2008
Next Generation Communications Networks Products	$118,078	$102,047	$103,676
Legacy/ Traditional Communications Networks Products	91,873	136,828	191,507
Total Communications Networks Products	209,951	238,875	295,183
Medical Products	33,366	26,261	29,607
Other Commercial Products	40,994	39,137	47,794
Total Commercial Products	74,360	65,398	77,401
Total revenues	$284,311	$304,273	$372,584

Information about the Company’s geographic revenues and long-lived assets by geographical area is as follows (in thousands):

Geographic Revenues

Revenues are reported in the geographic area of the ship-to customer.

	For the Years Ended December 31,
	2010	2009	2008
United States	$96,449	$97,407	$114,582
Other North America	912	2,731	6,552
North America	97,361	100,138	121,134
Europe, the Middle East and Africa (“EMEA”)	80,218	82,654	137,940
Asia Pacific	106,732	121,481	113,510
Total revenues	$284,311	$304,273	$372,584

Long-lived assets by Geographic Area

	December 31, 2010	December 31, 2009	December 31, 2008
Property and equipment, net
United States	$6,404	$6,914	$9,343
Other North America	716	914	706
EMEA	30	71	66
Asia Pacific	2,337	2,027	1,441
Total property and equipment, net	$9,487	$9,926	$11,556
Goodwill
EMEA	$160	$—	$—
Total goodwill	$160	$—	$—
Intangible assets, net
United States	$1,552	$4,088	$8,454
Other North America	912	962	2,440
EMEA	4,624	5,670	8,910
Total intangible assets, net	$7,088	$10,720	$19,804

For the years ended December 31, 2010, 2009 and 2008, the following customers accounted for more than 10% of total revenues. These customers accounted for the following percentages of total revenue:

	2010	2009	2008
Nokia Siemens Networks	37.4%	45.9%	43.5%
NEI (primarily related to end customer Danaher)	10.0%	NA	NA

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following customer accounted for more than 10% of accounts receivable. This customer accounted for the following percentages of accounts receivable:

	December 31, 2010	December 31, 2009
Nokia Siemens Networks	32.0%	30.8%

Suppliers

In 2010 the Company used two contract manufacturers for the supply of all its products. By the end of September 2011 the Company expects to consolidate all manufacturing with one contract manufacturer.

Note 19—Acquisition of Pactolus

On March 11, 2010, the Company acquired the assets of Pactolus Communications Software Company ("Pactolus"), a developer of next-generation IP communications solutions for converged time-division multiplexing/internet protocol ("TDM/IP") and session initiation protocol ("SIP") enabled voice over internet protocol ("VoIP") networks. The Company paid $3.5 million in cash on the closing date and assumed certain contractual liabilities of Pactolus. The purchase price was allocated to Pactolus' assets and liabilities based on their estimated fair value as follows (in thousands):

Cash	$115
Tangible assets	490
Liabilities assumed	(565)
Developed technology	2,600
Customer related intangibles	700
Goodwill	160
Total	$3,500

Developed technology and customer related intangibles will be amortized over a period of approximately five years and four years, respectively. Goodwill is calculated as the purchase price in excess of the fair values of Pactolus' assets and liabilities.

Pro forma results of operations have not been presented for this acquisition because its effect was not material to the Company.

Note 20—Legal Proceedings

In the normal course of business, the Company becomes involved in litigation. As of December 31, 2010, in the opinion of management, RadiSys had no pending litigation that would have a material effect on the Company’s financial position, results of operations or cash flows.

Note 21—Subsequent Events

On December 16, 2010, the Company announced the Board of Director's authorization of a share repurchase program under which the Company may repurchase up to $20 million of its common stock at the discretion of management. Shares may be purchased from time to time at prevailing market prices, in the open market or through privately negotiated transactions, subject to market conditions and as permitted by the securities laws and in compliance with other legal requirements. Under the program, the purchases will be funded from available working capital, and any repurchased shares will be returned to authorized but unissued status. The duration of the repurchase program is two years, although it may be extended, suspended or discontinued without prior notice, at the discretion of the Board.

The following table sets forth information concerning shares of the Company's common stock repurchased subsequent to December 31, 2010 (in thousands, except average prices paid per share):

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2011 through January 31, 2011	—	$—	—	$20,000
February 1, 2011 through February 28, 2011	117,737	8.36	117,737	19,016
March 1, 2011 through March 15, 2011	32,010	8.42	149,747	18,747
Total	149,747	$8.37	149,747	$18,747

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

During the Company’s fiscal quarter ended December 31, 2010, no change occurred in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial reporting appears on page 46 hereof. KPMG LLP’s attestation report on the effectiveness of the Company’s internal control over financial reporting appears on page 47 hereof.

Item 9B. Other Information

Director Appointment

On March 15, 2011, our Board, upon the recommendation of the Nominating and Governance Committee, increased the size of the Board to nine members and elected Mr. David Nierenberg to fill the vacancy effective as of March 16, 2011. His term will expire at the upcoming annual meeting of our stockholders.

David Nierenberg is the Founder and President of Nierenberg Investment Management Company, Inc. in Camas, Washington, which manages The D3 Family Funds. Prior to founding Nierenberg Investment Management Company in 1996, Mr. Nierenberg was a General Partner at Trinity Ventures, a venture capital fund, where he invested in financial services, healthcare and turnarounds. Prior to 1985, he was a Partner with Bain & Company, a business and strategy consulting firm, in San Francisco, Boston and London. Mr. Nierenberg is Chairman of the Advisory Board of the Millstein Center for Corporate Governance and Performance at the Yale School of Management. He also serves on the Washington State Investment Board and the advisory board of Glass-Lewis & Co, a leading investment research and global proxy advisory and voting services firm. He is Chairman of PSA Healthcare, a leading provider of pediatric home care services, and a member of the board of directors of Electro Scientific Industries, Inc., a designer and manufacturer of sophisticated production equipment used by microelectronics manufacturers, First Independent Bank, a diversified financial services institution, Kuni Automotive Group, an auto dealership company, and HDV/Holt.

Mr. Nierenberg will receive the same compensation for service on the Board as that of our other non-employee directors.  Non-employee director compensation includes a retainer of $31,500 per year (increased to $35,000, effective April 1, 2011), pro-rated in the case of Mr. Nierenberg from the date of his election to the Board. Mr. Nierenberg is eligible to participate in the RadiSys Corporation Deferred Compensation Plan, which allows the members of the Board to defer up to 100% of compensation (including annual retainer and committee fees).  In connection with his appointment as a director, Mr. Nierenberg will also receive options to acquire 7,000 shares of our common stock and 4,000 restricted stock units under the RadiSys Corporation 2007 Stock Plan. Under the Company's current compensation policy for directors, Mr. Nierenberg will also be eligible to receive a grant of 7,500 restricted stock units made annually to all directors, which is expected to be effective as of June 15, 2011, subject to the approval of the increase of the number of shares available for issuance under the 2007 Stock Plan by our stockholders at the next annual meeting.

PART III

The Company will file its definitive proxy statement for the Annual Meeting of Shareholders to be held on June 15, 2011, pursuant to Regulation 14A of the Exchange Act (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Annual Report. This Annual Report incorporates by reference specified information included in the Proxy Statement.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about the Company’s equity compensation plans as of December 31, 2010. All outstanding awards relate to the Company’s common stock.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	3,512,644	(1)	$11.54	2,576,564	(2)
Equity compensation plans not approved by security holders (3)	123,339		18.03	—
Total	3,635,983		$11.84	2,576,564
_____________________________

(1)	Includes 392,234 restricted stock units which will vest only if specific service measures are met and 548,550 restricted stock units which will vest only upon attaining certain performance goals.

(2)	Includes 825,438 of securities authorized and available for issuance in connection with the RadiSys Corporation 1996 Employee Stock Purchase Plan.

(3)
Includes 2,250 shares granted under the RadiSys Corporation Stock Plan For Convedia Employees. The Plan is intended to comply with the NASD Marketplace Rule 4350 which provides an exception to the NASD shareholder approval requirement for the issuance of securities with regard to grants to new employees of the Company, including grants to transferred employees in connection with a merger or other acquisition.

Description of Equity Compensation Plans Not Adopted by Shareholders

Additional information required by this item is included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held June 15, 2011 and is incorporated herein by reference.

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

4.3	Form of Global Security for the 2.75% Convertible Senior Notes due 2013 (included in Exhibit 4.2).

4.4	Form of Debt Securities Indenture. Incorporated by reference from Exhibit 4.5 in the Company's registration statement in Form S-3, filed on October 26, 2010, SEC File No. 333-170148.

Exhibit No.	Description
10.1	Amended and Restated Asset Purchase Agreement, dated September 12, 2007, by and between the Company and Intel Corporation. See Exhibit 2.1.

10.2	Transition Services Agreement, dated September 12, 2007, by and between the Company and Intel Corporation. See Exhibit 2.2

10.3	Warranty Services Agreement, dated September 12, 2007, by and between the Company and Intel Corporation. See Exhibit 2.3

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

10.31
Dawson Creek II lease, dated March 21, 1997, incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, filed on August 13, 1997, SEC File No. 000-26844.

10.32*
Summary of Compensatory Arrangements of Certain Officers. Incorporated by reference from Exhibit 10.1 in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, filed on May 7, 2010, SEC File No. 000-26844.

10.33
Summary of Revisions to Compensatory Arrangements of Directors. Incorporated by reference from Exhibit 10.2 in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, filed on May 7, 2010, SEC File No. 000-26844.

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

10.45*
Executive Change of Control Agreement dated August 3, 2010, between the Company and Anthony Ambrose. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, filed on August 6, 2010, SEC File No. 000-26844.

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

10.50
Sixth Amendment to Loan and Security Agreement, dated August 7, 2008, between the Company and Silicon Valley Bank, dated as of November 2, 2010. Incorporated by reference from Exhibit 10.1 in the Company’s Quarterly report on Form 10-Q for the quarterly period ended September 30, 2010, filed on November 5, 2009, SEC File No. 000-26844.

21.1**	List of Subsidiaries.

23.1**	Consent of KPMG LLP.

24.1**	Power of Attorney of C. Scott Gibson

24.2**	Power of Attorney of Richard J. Faubert

24.3**	Power of Attorney of William W. Lattin

24.4**	Power of Attorney of Kevin C. Melia

24.5**	Power of Attorney of Carl Neun

Exhibit No.	Description
24.6**	Power of Attorney of Lorene K. Steffes

24.7**	Power of Attorney of M. Niel Ransom

31.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This Exhibit constitutes a management contract or compensatory plan or arrangement

**	Filed herewith
(b) See (a) (3) above.
See (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADISYS CORPORATION

By:	/S/ SCOTT C. GROUT
Scott C. Grout
President and Chief Executive Officer

Dated: March 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2011.

Signature	Title

/S/ SCOTT C. GROUT	President, Chief Executive Officer and Director
Scott C. Grout	(Principal Executive Officer)

/S/ BRIAN BRONSON	Chief Financial Officer
Brian Bronson	(Principal Financial and Accounting Officer)

Directors:

/S/ C. SCOTT GIBSON*	Chairman of the Board and Director
C. Scott Gibson

/S/ RICHARD J. FAUBERT*	Director
Richard J. Faubert

/S/ DR. WILLIAM W. LATTIN*	Director
Dr. William W. Lattin

/S/ KEVIN C. MELIA*	Director
Kevin C. Melia

/S/ CARL NEUN*	Director
Carl Neun

/S/ LORENE K. STEFFES*	Director
Lorene K. Steffes

/S/ Niel Ranson*	Director
Niel Ransom

*By:	/S/ SCOTT C. GROUT
Scott C. Grout, as attorney-in-fact

EXHIBIT INDEX

Exhibit No.	Description
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

4.3	Form of Global Security for the 2.75% Convertible Senior Notes due 2013 (included in Exhibit 4.2).

4.4	Form of Debt Securities Indenture. Incorporated by reference from Exhibit 4.5 in the Company's registration statement in Form S-3, filed on October 26, 2010, SEC File No. 333-170148.

10.1	Amended and Restated Asset Purchase Agreement, dated September 12, 2007, by and between the Company and Intel Corporation. See Exhibit 2.1.

10.2	Transition Services Agreement, dated September 12, 2007, by and between the Company and Intel Corporation. See Exhibit 2.2

10.3	Warranty Services Agreement, dated September 12, 2007, by and between the Company and Intel Corporation. See Exhibit 2.3

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

Exhibit No.	Description
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

10.31
Dawson Creek II lease, dated March 21, 1997, incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, filed on August 13, 1997, SEC File No. 000-26844.

10.32*
Summary of Compensatory Arrangements of Certain Officers. Incorporated by reference from Exhibit 10.1 in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, filed on May 7, 2010, SEC File No. 000-26844.

10.33
Summary of Revisions to Compensatory Arrangements of Directors. Incorporated by reference from Exhibit 10.2 in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, filed on May 7, 2010, SEC File No. 000-26844.

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
10.45*
Executive Change of Control Agreement dated August 3, 2010, between the Company and Anthony Ambrose. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, filed on August 6, 2010, SEC File No. 000-26844.

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

10.50
Sixth Amendment to Loan and Security Agreement, dated August 7, 2008, between the Company and Silicon Valley Bank, dated as of November 2, 2010. Incorporated by reference from Exhibit 10.1 in the Company’s Quarterly report on Form 10-Q for the quarterly period ended September 30, 2010, filed on November 5, 2009, SEC File No. 000-26844.

21.1**	List of Subsidiaries.

23.1**	Consent of KPMG LLP.

24.1**	Power of Attorney of C. Scott Gibson

24.2**	Power of Attorney of Richard J. Faubert

24.3**	Power of Attorney of William W. Lattin

24.4**	Power of Attorney of Kevin C. Melia

24.5**	Power of Attorney of Carl Neun

24.6**	Power of Attorney of Lorene K. Steffes

24.7**	Power of Attorney of M. Niel Ransom

31.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This Exhibit constitutes a management contract or compensatory plan or arrangement

**	Filed herewith