Form 10-Q
period 2011-03-31
RADISYS CORP
filed 2011-05-06
CIK 873044

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	0-26844

RADISYS CORPORATION
(Exact name of registrant as specified in its charter)

OREGON	93-0945232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5445 N.E. Dawon Creek Drive, Hillsboro, OR	97124
(Address of principal executive offices)	(Zip Code)

(503) 615-1100
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  [x]    No  [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [ ]    No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]		Accelerated filer	[x]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act)     Yes  [ ]    No  [x]

Number of shares of common stock outstanding as of May 3, 2011: 24,307,805

RADISYS CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RADISYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
Revenues	$73,627	$67,307
Cost of sales:
Cost of sales	52,234	45,370
Amortization of purchased technology	1,164	1,641
Total cost of sales	53,398	47,011
Gross margin	20,229	20,296
Research and development	9,007	9,706
Selling, general and administrative	11,035	11,222
Intangible assets amortization	192	160
Restructuring charges, net	40	201
Loss from operations	(45)	(993)
Interest expense	(496)	(568)
Interest income	56	311
Other expense, net	(93)	(21)
Loss before income tax benefit	(578)	(1,271)
Income tax benefit	(49)	(223)
Net loss	$(529)	$(1,048)
Net loss per share:
Basic	$(0.02)	$(0.04)
Diluted	$(0.02)	$(0.04)
Weighted average shares outstanding:
Basic	24,347	23,946
Diluted	24,347	23,946

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	March 31, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$132,795	$129,078
Accounts receivable, net	48,055	42,855
Other receivables	952	1,665
Inventories, net	14,960	15,178
Inventory deposit, net	6,981	6,194
Other current assets	4,376	4,612
Deferred tax assets, net	475	551
Total current assets	208,594	200,133
Property and equipment, net	9,325	9,487
Intangible assets, net	5,728	7,088
Long-term deferred tax assets, net	16,018	16,005
Other assets	8,449	8,215
Total assets	$248,114	$240,928

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,105	$29,190
Accrued wages and bonuses	5,256	6,556
Deferred income	6,903	4,424
Other accrued liabilities	10,690	12,914
Total current liabilities	59,954	53,084
Long-term liabilities:
2013 convertible senior notes	50,000	50,000
Other long-term liabilities	490	450
Total long-term liabilities	50,490	50,450
Total liabilities	110,444	103,534
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock — $.01 par value, 5,664 shares authorized; none issued or outstanding	—	—
Common stock — no par value, 100,000 shares authorized; 24,303 and 24,351 shares issued and outstanding at March 31, 2011 and December 31, 2010	267,507	266,945
Accumulated deficit	(135,212)	(134,683)
Accumulated other comprehensive income:
Cumulative translation adjustments	4,870	4,739
Unrealized gain on hedge instruments	505	393
Total accumulated other comprehensive income	5,375	5,132
Total shareholders’ equity	137,670	137,394
Total liabilities and shareholders’ equity	$248,114	$240,928

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, unaudited)

	Common stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total	Total Comprehensive Loss (1)
	Shares	Amount
Balances, December 31, 2010	24,351	$266,945	$(134,683)	$5,132	$137,394
Shares issued pursuant to benefit plans	76	543		—	543
Stock-based compensation associated with employee benefit plans	—	1,401		—	1,401
Vesting of restricted stock units	41	—		—	—
Restricted share cancellations and forfeitures for tax settlements	(15)	(124)		—	(124)
Repurchases of common stock	(150)	(1,258)		—	(1,258)
Net adjustment for fair value of hedge derivatives	—	—		112	112	112
Translation adjustments	—	—		131	131	131
Net loss for the period	—	—	(529)	—	(529)	(529)
Balances, March 31, 2011	24,303	$267,507	$(135,212)	$5,375	$137,670
Total comprehensive loss for the three months ended March 31, 2011						$(286)

(1)    For the three months ended March 31, 2011 and 2010, total comprehensive loss consisted of the following:

	For the Three Months Ended
	March 31,
	2011	2010
Net loss for the period	$(529)	$(1,048)
Net adjustment for fair value of hedge derivatives	112	27
Translation adjustments	131	(180)
Total comprehensive loss	$(286)	$(1,201)

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(529)	$(1,048)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,521	3,081
Inventory valuation allowance	458	534
Deferred income taxes	69	(34)
Non-cash interest expense	112	112
Loss (gain) on disposal of property and equipment	21	(322)
Loss on ARS settlement right	—	3,543
Gain on ARS	—	(3,558)
Stock-based compensation expense	1,401	1,860
Other	37	93
Changes in operating assets and liabilities:
Accounts receivable	(5,200)	4,452
Other receivables	713	817
Inventories	246	796
Inventory deposit	(787)	988
Other current assets	437	106
Accounts payable	7,915	(47)
Accrued wages and bonuses	(1,300)	(1,144)
Accrued restructuring	(657)	(1,018)
Deferred income	2,479	62
Other accrued liabilities	(2,050)	(989)
Net cash provided by operating activities	5,886	8,284
Cash flows from investing activities:
Acquisition of Pactolus, net of cash acquired	—	(3,385)
Proceeds from sale of auction rate securities	—	15,200
Capital expenditures	(961)	(837)
Purchase of long-term assets	(500)	(275)
Proceeds from the sale of property and equipment	—	352
Net cash provided by (used in) investing activities	(1,461)	11,055
Cash flows from financing activities:
Restricted share cancellations and forfeitures for tax settlement	(124)	(159)
Borrowings on line of credit	—	6,151
Payments on line of credit	—	(16,301)
Repurchases of common stock	(1,258)	—
Proceeds from issuance of common stock	543	780
Net cash used in financing activities	(839)	(9,529)
Effect of exchange rate changes on cash	131	(87)
Net increase in cash and cash equivalents	3,717	9,723
Cash and cash equivalents, beginning of period	129,078	100,672
Cash and cash equivalents, end of period	$132,795	$110,395
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$688	$688
Income Taxes paid	$263	$316
The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Significant Accounting Policies

RadiSys Corporation (the “Company” or “RadiSys”) has adhered to the accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2010 in preparing the accompanying interim consolidated financial statements. The preparation of these statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Additionally, the accompanying financial data as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

The financial information included herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for interim periods.

Note 2 — Fair Value of Financial Instruments

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

Level 1— Quoted prices for identical instruments in active markets;

Level 2— Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

Level 3— Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following table summarizes the fair value measurements for the Company's financial instruments (in thousands):

	Fair Value Measurements as of March 31, 2011
	March 31, 2011	Level 1	Level 2	Level 3
Cash surrender value of life insurance contracts	3,662	—	3,662	—
Foreign currency forward contracts	633	—	633	—
Total	$4,295	$—	$4,295	$—

	Fair Value Measurements as of December 31, 2010
	December 31, 2010	Level 1	Level 2	Level 3
Cash surrender value of life insurance contracts	$3,618	$—	$3,618	$—
Foreign currency forward contracts	432	—	432	—
Total	$4,050	$—	$4,050	$—

Note 3 — Accounts Receivable and Other Receivables

Accounts receivable consists of sales to the Company's customers which are generally based on standard terms and conditions. Accounts receivable balances consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Accounts receivable, gross	$48,983	$43,788
Less: allowance for doubtful accounts	(928)	(933)
Accounts receivable, net	$48,055	$42,855

As of March 31, 2011 and December 31, 2010, the balance in other receivables was $1.0 million and $1.7 million, respectively. Other receivables consisted primarily of non-trade receivables including receivables for inventory transferred to the Company's contract manufacturing partners. There is no revenue recorded associated with non-trade receivables.

Note 4 — Inventories

Inventories consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Raw materials	$8,605	$8,204
Finished goods	9,879	10,521
	18,484	18,725
Less: inventory valuation allowance	(3,524)	(3,547)
Inventories, net	$14,960	$15,178

	March 31, 2011	December 31, 2010
Inventory deposit (A)	$9,289	$8,468
Less: inventory deposit valuation allowance	(2,308)	(2,274)
Inventory deposit, net	$6,981	$6,194

(A)
The Company is contractually obligated to reimburse its contract manufacturers for the cost of excess inventory, purchased based on the Company's forecasted demand when there is no alternative use. The Company's inventory deposit represents a cash deposit paid to its contract manufacturers for inventory in excess of near term demand. The deposit is recorded net of adverse purchase commitment liabilities, and therefore the net balance of the deposit represents inventory the Company believes will be utilized. The deposit will be applied against future adverse purchase commitments owed to the Company's contract manufacturers or reduced based on the usage of inventory. See Note 8 - Commitments and Contingencies for additional information regarding the Company's adverse purchase commitment liability.

Consigned inventory is held at third-party locations, including the Company's contract manufacturing partners and customers. The Company retains title to the inventory until purchased by the third-party. Consigned inventory, consisting of raw materials and finished goods, was $3.2 million and $3.0 million at March 31, 2011 and December 31, 2010, respectively.

During the three months ended March 31, 2011 and 2010, the Company recorded provisions for excess and obsolete inventory of $458,000 and $534,000, respectively.

Note 5 — Accrued Restructuring and Other Charges

Accrued restructuring, which is included in other accrued liabilities in the accompanying Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010, consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Second quarter 2009 restructuring charge	$58	$58
Fourth quarter 2009 restructuring charge	228	182
Fourth quarter 2010 restructuring charge	1,111	1,814
Total accrued restructuring charges	$1,397	$2,054

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

Second Quarter 2009 Restructuring

During the second quarter of 2009, the Company initiated a restructuring plan that included the elimination of 115 positions and the relocation of eight employees as part of two strategic initiatives within manufacturing operations and engineering. As part of the initiative, the Company began a transition to a fully outsourced manufacturing model, which has transferred remaining manufacturing from its manufacturing plant in Hillsboro, Oregon to its manufacturing partners in Asia. The plan also included consolidating the Company's North American research and development ("R&D") positions and programs, and specifically transferring projects from its design center in Boca Raton, Florida, to other existing R&D centers. To date, the Company has incurred total second quarter 2009 restructuring costs of $3.0 million which has consisted primarily of accrued severance obligations, healthcare benefits, relocation incentives and related payroll taxes as well as equipment moving costs. This transition was substantially completed in 2010.

Fourth Quarter 2009 Restructuring

During the fourth quarter of 2009, the Company initiated a restructuring plan that included the elimination of 22 positions at various locations throughout the company. The primary focus of this initiative was to align expenses with the Company's 2010 operating plan objectives, which included the need to continue focusing on lowered costs. To date, the Company has incurred total fourth quarter 2009 restructuring costs of $759,000, which consisted primarily of severance and related payroll costs as well as healthcare benefits. During the three months ended March 31, 2011, the Company incurred an additional $50,000 in net expenses associated with the fourth quarter 2009 restructuring plan. The adjustments consisted of employee severance and foreign currency adjustments. The Company expects all activities associated with this restructuring plan to be completed by the end of 2011.

The following table summarizes the changes to the fourth quarter 2009 restructuring costs (in thousands):

Employee Termination and Related Costs
Balance accrued as of December 31, 2010	$182
Additions	61
Reversals	(11)
Expenditures	(4)
Balance accrued as of March 31, 2011	$228

Fourth Quarter 2010 Restructuring

During the fourth quarter of 2010, the Company initiated a restructuring plan that included the elimination of 67 positions at various locations throughout the company. The primary focus of this initiative was to align expenses with the Company’s 2011 operating plan objectives, which included the need to reduce the Company's infrastructure associated with the maturity of the Company's legacy/traditional communications networks products, as well as the consolidation of its contract manufacturers. To date, the Company has incurred total fourth quarter 2010 restructuring costs of $2.0 million, which consisted of severance and related payroll costs as well as healthcare benefits. During the three months ended March 31, 2011, the Company recorded a net reversal of $10,000 for previously estimated amounts associated with the fourth quarter 2010 restructuring plan due primarily to lower-than-expected employee separation costs. The Company expects all activities associated with this restructuring plan to be substantially completed by the end of 2011.

The following table summarizes the changes to the fourth quarter 2010 restructuring costs (in thousands):

Employee Termination and Related Costs
Balance accrued as of December 31, 2010	$1,814
Additions	81
Reversals	(91)
Expenditures	(693)
Balance accrued as of March 31, 2011	$1,111

Note 6 — Short-Term Borrowings

Silicon Valley Bank

The Company has a $30.0 million secured revolving line of credit agreement with Silicon Valley Bank ("SVB") that matures September 30, 2012, which is subject to a borrowing base and secured by its accounts receivable. The secured revolving credit facility is available for cash borrowings and for the issuance of letters of credit. The Borrowings under the Agreement bear interest at the prime rate, which was 3.25% as of March 31, 2011, or LIBOR, which was 0.24% as of March 31, 2011, plus 1.25%, with either interest rate determined by the Company’s election. The Company is required to make interest payments monthly. The Company is further required to pay a commitment fee equal to 0.08% of the $30.0 million maximum borrowing limit on an annual basis, and to pay quarterly in arrears an unused facility fee in an amount equal to 0.375% per year of the unused amount of the facility. In addition, the credit facility provides sub-facilities for letters of credit and foreign exchange contracts to be issued on the Company’s behalf.

The credit facility requires the Company to make and maintain certain financial covenants, representations, warranties and other agreements that are customary in credit agreements of this type, which are disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2010. As of March 31, 2011, the Company is in compliance with all covenants associated with its line of credit agreement with SVB.

As of March 31, 2011 and December 31, 2010, respectively, the Company had no outstanding balances on the line of credit or letters of credit issued on its behalf.

Note 7 - Convertible Debt

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

The following table outlines the effective interest rate, contractually stated interest costs, and costs related to the amortization of issuance costs for the Company's 2013 convertible senior notes:

	For the Three Months Ended
	March 31,
	2011	2010
Effective interest rate	3.64%	3.64%
Contractually stated interest costs	$344	$344
Amortization of interest costs	$112	$112

As of March 31, 2011 and December 31, 2010, the Company had outstanding 2013 convertible senior notes with a face value of $50.0 million. As of March 31, 2011 and December 31, 2010, the fair value of the Company's 2013 convertible senior notes was $48.4 million and $49.1 million, respectively.

Note 8 - Commitments and Contingencies

Adverse Purchase Commitments

The Company is contractually obligated to reimburse its contract manufacturers for the cost of excess inventory used in the manufacture of the Company's products, if there is no alternative use. This liability, referred to as adverse purchase commitments, is provided for in other accrued liabilities in the accompanying Consolidated Balance Sheets. Estimates for adverse purchase commitments are derived from reports received on a quarterly basis from the Company's contract manufacturers. Increases to this liability are charged to cost of goods sold. When and if the Company takes possession of inventory reserved for in this liability, the liability is transferred from other accrued liabilities to the excess and obsolete inventory valuation allowance. Adverse purchase commitments amounted to $805,000 and $1.3 million at March 31, 2011 and December 31, 2010, respectively. For the three months ended March 31, 2011 and 2010, the Company recorded a net provision for adverse purchase commitments of $251,000 and $98,000, respectively.

Guarantees and Indemnification Obligations

As permitted under Oregon law, the Company has agreements whereby it indemnifies its officers, directors and certain finance employees for certain events or occurrences while an officer, director or employee is or was serving in such capacity at the request of the Company. The term of the indemnification period is for the officer's, director's or employee's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. To date, the Company has not incurred any costs associated with these indemnification agreements and, as a result, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2011.

The Company enters into standard indemnification agreements in its ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company's business partners or customers, in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to the Company's current products, as well as claims relating to property damage or personal injury resulting from the performance of services by us or the Company's subcontractors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally limited. Historically, the Company's costs to defend lawsuits or settle claims relating to such indemnity agreements have been minimal and accordingly management believes the estimated fair value of the agreements is immaterial.

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

The following is a summary of the change in the Company's warranty accrual reserve (in thousands):

	For the Three Months Ended
	March 31,
	2011	2010
Warranty liability balance, beginning of the period	$3,025	$2,810
Product warranty accruals	519	820
Utilization of accrual	(718)	(908)
Warranty liability balance, end of the period	$2,826	$2,722

The warranty liability balance is included in other accrued liabilities in the accompanying Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010.

Note 9 — Basic and Diluted Net Loss per Share

A reconciliation of the numerator and the denominator used to calculate basic and diluted loss per share is as follows (in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	2011	2010
Numerator — Basic
Net loss, basic	$(529)	$(1,048)
Numerator — Diluted
Net loss, basic	$(529)	$(1,048)
Interest on convertible notes, net of tax benefit (A)	—	—
Net loss, diluted	$(529)	$(1,048)
Denominator — Basic
Weighted average shares used to calculate loss per share, basic	24,347	23,946
Denominator — Diluted
Weighted average shares used to calculate loss per share, basic	24,347	23,946
Effect of convertible notes (A)	—	—
Effect of dilutive restricted stock (B)	—	—
Effect of dilutive stock options (B)	—	—
Weighted average shares used to calculate loss per share, diluted	24,347	23,946
Net loss per share:
Basic	$(0.02)	$(0.04)
Diluted (A), (B)	$(0.02)	$(0.04)

(A)
For the three months ended March 31, 2011 and 2010, 3.8 million as-if converted shares associated with the Company's 2013 convertible senior notes were excluded from the calculation as their effect would have been anti-dilutive.

(B)	For the three months ended March 31, 2011 and 2010, the following equity awards, by type, were excluded from the calculation, as their effect would have been anti-dilutive (in thousands):

	For the Three Months Ended
	March 31,
	2011	2010
Stock options	2,506	2,606
Restricted stock	1,062	976
Total equity award shares excluded	3,568	3,582

Note 10 — Income Taxes

The Company's effective tax rate for the three months ended March 31, 2011 and 2010, differs from the statutory rate primarily due to a full valuation allowance provided against its United States (“U.S.”) net deferred tax assets, Canadian research and experimental development claims, the impact of stock option expense, the amortization of goodwill for tax purposes and taxes on foreign income that differ from the U.S. tax rate. In addition to the aforementioned items, the effective tax rate for the three months ended March 31, 2011 differs from the statutory rate due to the change in the Chinese tax rate that directly resulted from the Company being granted the Advanced Technology Service Enterprise status by the Chinese taxing authority during the three months ended March 31, 2011.

The Company utilizes the asset and liability method of accounting for income taxes. The Company records deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon the Company's review of all positive and negative evidence, including its projected three year U.S. cumulative pre-tax book loss and taxable loss, it concluded that a full valuation allowance should continue to be recorded against its U.S. net deferred tax assets at March 31, 2011. In certain other foreign jurisdictions, where the Company does not have cumulative losses or other negative evidence, the Company had net deferred tax assets of $16.5 million and $16.6 million at March 31, 2011 and December 31, 2010, respectively.  In the future, if the Company determines that it is more likely than not that it will realize its U.S. net deferred tax assets, it will reverse the applicable portion of the valuation allowance and recognize an income tax benefit in the period in which such determination is made.

There were no significant changes in the Company's unrecognized tax benefits or related interest and penalties during the three months ended March 31, 2011. The ending balance for the unrecognized tax benefits was approximately $1.4 million at March 31, 2011. The related interest and penalties were insignificant. It is reasonably possible that the Company's uncertain tax positions could decrease by approximately $1.1 million in the next twelve months due to tax examination closure.

The Company is currently under examination by the Canada Revenue Agency (“CRA”) for tax years 2006 through 2008. During the fourth quarter of 2010, the CRA issued proposed adjustment notices. During the three months ended March 31, 2011, the Company issued a formal written response stating the Company's position and not accepting the CRA's proposed adjustments. The Company believes that it has adequately provided for uncertain tax positions at March 31, 2011. However, should the Company experience an unfavorable outcome; it could have a material impact on its results of operations, financial position, and cash flows. The Company is not currently under examination by tax authorities in any other jurisdictions.

Note 11 — Stock-based Compensation

During the three months ended March 31, 2011, 8,000 stock options were issued to employees under the RadiSys Corporation 2007 Stock Plan. During the three months ended March 31, 2010, 53,000 stock options and 34,000 restricted stock units were issued to employees under the 2007 Stock Plan.

Stock-based compensation was recognized and allocated as follows (in thousands):

	For the Three Months Ended
	March 31,
	2011	2010
Cost of sales	$185	$244
Research and development	313	411
Selling, general and administrative	903	1,205
Total	$1,401	$1,860

Note 12 — Common Stock Repurchase Program

In December 2010, the Board of Directors authorized the repurchase of up to $20 million of the Company's common stock through open-market transactions and privately negotiated transactions from time to time at the discretion of management. The duration of the repurchase program is two years, although it may be extended, suspended or discontinued without prior notice, at the discretion of the Board. Under the program, the Company repurchased common stock with a value of $1.3 million in the first three months of 2011, leaving $18.7 million available for future repurchases of common stock.

Note 13 — Hedging

The Company’s activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates. The Company manages these risks through the use of forward exchange contracts, designated as foreign-currency cash flow hedges, in an attempt to reduce the potentially adverse effects of foreign currency exchange rate fluctuations that occur in the normal course of business. As such, the Company’s hedging activities are all employed solely for risk management purposes. All hedging transactions are conducted with, in the opinion of management, financially stable and reputable financial institutions. For the year ended December 31, 2010 and for the three months ended March 31, 2011, the only hedge instruments executed by the Company are associated with its exposure to fluctuations in the Canadian Dollar which result from obligations such as payroll and rent paid in Canadian Dollar.

These derivatives are recognized on the balance sheet at their fair value. Unrealized gain positions are recorded as other current assets and unrealized loss positions are recorded as other current liabilities. Changes in the fair values of the outstanding derivatives that are highly effective are recorded in other comprehensive income (loss) until net income is affected by the variability of the cash flows of the hedged transaction. Typically, hedge ineffectiveness could result when the amount of the Company’s hedge contracts exceed the Company’s forecasted or actual transactions for which the hedge contracts were designed to hedge. Once a hedge contract matures the associated gain (loss) on the contract will remain in other comprehensive income (loss) until the underlying hedged transaction affects net income (loss), at which time the gain (loss) will be recorded to the expense line item being hedged, which is primarily R&D. The Company only enters into derivative contracts in order to hedge foreign currency exposure. If the Company entered into a contract for speculative reasons or if the Company’s current hedge position becomes ineffective, changes in the fair values of the derivatives would be recognized in earnings in the current period.

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives are expected to remain highly effective in future periods. For the three months ended March 31, 2011 and for the year ended December 31, 2010, the Company had no hedge ineffectiveness.

During the three months ended March 31, 2011, the Company entered into 12 new foreign currency forward contracts, with total contractual values of $2.2 million. During the three months ended March 31, 2010, the Company entered into 20 new foreign currency forward contracts, with total contractual values of $2.4 million.

 A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments designated as cash flow hedges at March 31, 2011 is as follows (in thousands):

	Contractual/Notional Amount	Consolidated Balance Sheet Classification	Estimated Fair Value
Type of Cash Flow Hedge			Asset	(Liability)
Foreign currency forward exchange contracts	$12,608	Other current assets	$633	$—

A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments designated as cash flow hedges at December 31, 2010 is as follows:

	Contractual/Notional Amount	Consolidated Balance Sheet Classification	Estimated Fair Value
Type of Cash Flow Hedge			Asset	(Liability)
Foreign currency forward exchange contracts	$12,547	Other current assets	$432	$—

The effect of derivative instruments on the consolidated financial statements for the three months ended March 31, 2011 was as follows (in thousands):

	Effective Portion			Ineffective Portion
Type of Cash Flow Hedge	Hedge Gain (Loss) Recognized in Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Hedge Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Recognized	Hedge Gain (Loss) Recognized
Foreign currency forward exchange contracts	$112
		Cost of sales	$15	None	$—
		Research and development	103	None	—
		Selling, general and administrative	43	None	—

The effect of derivative instruments on the consolidated financial statements for the three months ended March 31, 2010 was as follows:

	Effective Portion			Ineffective Portion
Type of Cash Flow Hedge	Hedge Gain (Loss) Recognized in Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Hedge Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Recognized	Hedge Gain (Loss) Recognized
Foreign currency forward exchange contracts	$27
		Cost of sales	$28	None	$—
		Research and development	190	None	—
		Selling, general and administrative	44	None	—

Over the next twelve months, the Company expects to reclassify into earnings a gain of approximately $526,000, currently recorded as other comprehensive income, as a result of the maturity of currently held forward exchange contracts.

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

Revenues on a product and services basis are as follows (in thousands):

	For the Three Months Ended
	March 31,
	2011	2010
Hardware	$69,221	$60,764
Software royalties and licenses	1,483	3,978
Software maintenance	1,619	1,437
Engineering and other services	1,304	1,128
Total revenues	$73,627	$67,307

Generally, the Company’s customers are not the end-users of its products. The Company ultimately derives its revenues from two end markets as follows (in thousands):

	For the Three Months Ended
	March 31,
	2011	2010
Next Generation Communications Networks Products	$30,358	$30,645
Legacy/ Traditional Communications Networks Products	23,522	20,010
Total Communications Networking Products	53,880	50,655
Medical Products	7,102	7,016
Other Commercial Products	12,645	9,636
Total Commercial Products	19,747	16,652
Total revenues	$73,627	$67,307

Information about the Company’s geographic revenues and long-lived assets by geographical area is as follows (in thousands):

Geographic Revenues

	For the Three Months Ended
	March 31,
	2011	2010
United States	$18,706	$26,274
Other North America	340	215
North America	19,046	26,489
Europe, the Middle East and Africa (“EMEA”)	25,456	17,679
Asia Pacific	29,125	23,139
Total	$73,627	$67,307

Long-lived assets by Geographic Area

	March 31, 2011	December 31, 2010
Property and equipment, net
United States	$6,311	$6,404
Other North America	748	716
EMEA	25	30
Asia Pacific	2,241	2,337
Total property and equipment, net	$9,325	$9,487
Goodwill (A)
EMEA	$160	$160
Total goodwill	$160	$160
Intangible assets, net
United States	$1,326	$1,552
Other North America	715	912
EMEA	3,687	4,624
Total intangible assets, net	$5,728	$7,088

(A)	Goodwill is included in other assets, net, in the Company's Consolidated Balance Sheet as of March 31, 2011.

The following customers accounted for more than 10% of the Company's total revenues:

	For the Three Months Ended
	March 31,
	2011	2010
Nokia Siemens Networks	42.4%	33.5%
NEI (primarily related to end customer Danaher)	NA	15.1%

As of March 31, 2011 and December 31, 2010, Nokia Siemens Networks accounted for 43.1% and 32.0%, respectively, of the Company's total accounts receivable balance.

Note 15 — Subsequent Events

On May 2, 2011, the Company entered into a definitive agreement to acquire privately held Continuous Computing Corporation ("Continuous Computing") for $73 million in cash, subject to adjustment based on the closing date net working capital of Continuous Computing, and 3,666,667 shares of RadiSys common stock. In addition, Radisys has agreed to make earn-out payments based on the amount of revenues generated by a specified set of contracts associated with certain Continuous Computing products recognized over a period of 36 months after the closing of the acquisition. In lieu of the earn-out payments, the Company can make a one-time payment of $15 million in cash or issuance of common stock 18 months after the closing date. The boards of directors of both companies approved the transaction. Closing of the acquisition is subject to certain regulatory approvals, the approval of the shareholders of Continuous Computing and other customary closing conditions and is expected to occur by the end of the second quarter of 2011.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

RadiSys Corporation is a leading provider of innovative hardware and software platforms for Next Generation IP-based wireless, wireline and video networks. Our products include our market leading Advanced Telecommunications Computing Architecture ("ATCA") and Internet Protocol ("IP") Media Server platforms as well as application software for new IP-based communications services. These products enable customers to bring more new high-value products and services to market with speed and flexibility using the latest technologies and with a lower investment. RadiSys products are used in a wide variety of applications including 3G/4G/long term evolution ("LTE") wireless voice, data and video, Femtocell, Voice over Internet Protocol ("VoIP") and Video over IP communications and conferencing, Voice Quality Enhancement ("VQE"), and secure defense communications. Unless required by context, or as otherwise indicated, “we,” “us,” “our” and similar terms, as well as references to the “Company” and “RadiSys” refer to RadiSys Corporation and include all of our consolidated subsidiaries.

Our Markets

We provide application-ready software and hardware platforms to the following two markets:

Communications Networks

The communications networks market is comprised of two product categories: Next Generation and Legacy/ Traditional Communication Networking products. Included in our Next Generation Communications Networks product group are ATCA and media server products. Included in our Legacy/ Traditional Communications Networks product group are our legacy/ traditional wireless products and all other Communications Networks revenues that are not included in the Next Generation Communications Networks group.

We enable applications in the ATCA market such as 3G/4G/LTE wireless voice, data and video, deep packet inspection (“DPI”), Femtocell, mobile video, VoIP and Video over IP communications and conferencing, VQE, worldwide interoperability for microwave access ("WiMax"), IP Video ("IPTV"), satellite, security and secure defense communications, among others.

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

Our customers select our solutions because we provide:

Superior technology. We have been the first to market with many technological advancements such as the industry's first 10G common managed platforms, and we are a leader in areas such as IP conferencing and COM Express new product development. Our design capabilities extend to media processing and central processing units (“CPUs”), graphics processing units and network processing units (“NPUs”), digital signal processing and integrated software managed platforms, such as media and application servers, as well as many other areas.

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

Long-term customer relationships. We understand what our customers need and work closely with them. Accordingly, we have developed and maintained long-term relationships with many Tier 1 and 2 customers.

Our Strategy

To build market leadership in standards-based advanced infrastructure platforms in our target markets. We believe this strategy enables our customers to focus their resources and development efforts on their key areas of competency, allowing them to provide higher value systems with a time-to-market advantage and a lower total cost. We believe that we are currently the leading vendor in the ATCA, IP Media Servers markets. We also believe that we are a leading provider with our COM Express solutions in our targeted markets. We intend to continue to invest significant R&D and sales and marketing resources to build our presence in these market segments.

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

To explore new partnerships and strategic acquisitions as a means to build leadership in our target markets. We continue to investigate partnerships and strategic relationships, which can expand the number of solutions we offer and increase our market reach. We also continue to evaluate potential acquisition opportunities to acquire new capabilities, which can help us achieve our strategic goals. For example, in the last five years, we acquired Convedia Corporation or Convedia®, a closely-held vendor of IP media servers, certain assets of the Modular Communications Platform Division (“MCPD”) business from Intel Corporation (“Intel”), which included ATCA and compact peripheral component interconnect (“PCI”) product lines and we acquired the assets of privately-held Pactolus Communications Software Company ("Pactolus"), a developer of Next Generation IP communications solutions for converged time-division multiplexing/internet protocol ("TDM/IP") and session initiation protocol ("SIP") enabled VoIP networks.

Recent Developments

On May 2, 2011 we entered into a definitive agreement to acquire privately held Continuous Computing Corporation (“Continuous Computing”) for $73,000,000 in cash, subject to adjustment based on the closing date net working capital of Continuous Computing, and 3,666,667 shares of our common stock. In addition we agreed to make earn-out payments based on the amount of revenues generated by a specified set of contracts associated with certain of Continuous Computing products recognized over a period of 36 months after the closing of the acquisition. In lieu of the earn-out payments, 18 months after the closing date we can elect to make a one-time payment in cash and/or issuance of our common stock with a combined aggregate value of $15,000,000. Any common stock issued in connection with the earn-out payments will be based on the volume-weighted average price per share on the NASDAQ Global Select Market for the ten trading day period ending five trading days immediately preceding the date of issuance.

Under the agreement, the maximum number of shares of our common stock that may be issued in connection with the acquisition, including among other things, the earn-out payments, is capped at 19.9% of the number of shares of our common stock outstanding immediately before the closing of the merger. If the acquisition had closed on May 2, 2011, the cap would have been approximately 4.84 million shares.

Continuous Computing develops systems consisting of highly integrated ATCA platforms, Trillium protocol software and software design Professional Services. Continuous Computing is a recognized leader in integrated platform solutions that enable network equipment providers to overcome the mobile broadband capacity quickly and cost effectively and has deployed its products with more than 150 customers around the globe including all major telecom manufacturers. We expect to realize a number of strategic benefits from the acquisition, including further expansion into the higher growth and higher gross margin next generation business, customer diversification and operational efficiencies.

The boards of directors of both companies approved the transaction. Closing of the acquisition is subject to certain regulatory approvals, the approval of the shareholders of Continuous Computing and other customary closing conditions and is expected to occur by the end of the second quarter of 2011.

Financial Results

Total revenue was $73.6 million and $67.3 million for the three months ended March 31, 2011 and 2010, respectively. Backlog was approximately $43.0 million and $43.9 million at March 31, 2011 and December 31, 2010, respectively. Backlog includes all purchase orders scheduled for delivery within 12 months. The increase in revenues for the three months ended March 31, 2011 compared to the same period in 2010 was due to increased revenues from our Legacy/ Traditional Communications Networks products, which increased by $3.5 million as well as increases in Other Commercial products of $3.0 million.

Gross margins as a percentage of revenues were 27.5% and 30.2% for the three months ended March 31, 2011 and 2010, respectively. The decrease in gross margins as a percentage of revenues was attributable to lower gross margins on our Legacy/ Traditional products and product mix inside our next generation communications networks business. These decreases were partially offset by lower manufacturing and operational costs and a reduction in the amortization of purchased technology.

Net loss was $529,000 and $1.0 million for the three months ended March 31, 2011 and 2010, respectively. Net loss per share was $0.02 and $0.04 for the three months ended March 31, 2011 and 2010, respectively. Net loss decreased from 2011 to 2010, primarily due to lower overall operating expenses partially offset by lower gross margins on increased revenues. Operating expenses declined by $1.0 million or 4.8%, to $20.3 million during the three months ended March 31, 2011 from $21.3 million for the three months ended March 31, 2010. The decline primarily came from reduced R&D expenses due to restructuring activities.

Cash and cash equivalents amounted to $132.8 million and $129.1 million at March 31, 2011 and December 31, 2010,

respectively. The increase in cash and cash equivalents was primarily due to cash generated from our operating activities in the amount of $5.9 million. These positive cash inflows were offset by our repurchases of common stock for $1.3 million and our capital expenditures of $1.0 million.

Critical Accounting Policies and Estimates

We reaffirm our critical accounting policies and use of estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no significant changes during the three months ended March 31, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010 except as discussed in Note 1 - Significant Accounting Policies - Recent Accounting Pronouncements of the Notes to Unaudited Consolidated Financial Statements.

Results of Operations

The following table sets forth certain operating data as a percentage of revenues for the three months ended March 31, 2011 and 2010.

	For the Three Months Ended
	March 31,
	2011	2010
Revenues	100.0%	100.0%
Cost of sales:
Cost of sales	70.9	67.4
Amortization of purchased technology	1.6	2.4
Total cost of sales	72.5	69.8
Gross margin	27.5	30.2
Research and development	12.2	14.4
Selling, general, and administrative	15.0	16.7
Intangible assets amortization	0.3	0.2
Restructuring charges, net	0.1	0.3
Loss from operations	(0.1)	(1.4)
Interest expense	(0.7)	(0.8)
Interest income	0.1	0.5
Other expense, net	(0.1)	—
Loss before income tax benefit	(0.8)	(1.9)
Income tax benefit	(0.1)	(0.3)
Net loss	(0.7)%	(1.6)%

Comparison of Three Months Ended March 31, 2011 and 2010

Revenues

Revenues increased by $6.3 million or 9.4%, to $73.6 million in the three months ended March 31, 2011 from $67.3 million in the three months ended March 31, 2010.

The following table sets forth our revenues by market (in thousands):

	For the Three Months Ended
	March 31,
	2011	2010	Change
Next Generation Communications Networks Products	$30,358	$30,645	$(287)
Legacy/ Traditional Communications Networks Products	23,522	20,010	3,512
Total Communications Networks Products	53,880	50,655	3,225
Medical Products	7,102	7,016	86
Other Commercial Products	12,645	9,636	3,009
Total Commercial Products	19,747	16,652	3,095
Total revenues	$73,627	$67,307	$6,320

Communications Networks Product Group

Revenues in the communications networks product group increased by $3.2 million, or 6.4%, to $53.9 million for the three months ended March 31, 2011, from $50.7 million for the three months ended March 31, 2010. The $3.2 million or 6.4% increase in revenue reflects a $3.5 million or 17.6% increase in our Legacy/ Traditional Communication Networks products, partially offset by a $287,000 or 0.9% decrease in our Next Generation Communications products.

Increased revenues from our Legacy/ Traditional Communication products reflects a near-term increase in market share with an existing customer. Decreased revenues from our Next Generation Communication products reflects decreased revenue from our media server products, partially offset by increased revenue from our ATCA products. Revenue from our media server products decreased primarily due to a decline in revenue from one of our larger North American customers.  We anticipate future orders from this customer over the coming year as they upgrade their equipment and expand.  Also impacting our media server revenues was the deferral of $1.7 million in revenue due to an arrangement that included both our media server hardware as well as integrated conferencing software. This revenue was deferred as a result of acceptance provisions within the related agreement and due to undelivered elements at the end of the quarter. Increased revenues from our ATCA products were primarily driven by increased deployments as well as a significant last-time buy of an older-generation ATCA product, partially offset by a decline in revenue of our ATCA blades that are used in telecommunication network monitoring equipment.

Commercial Products Group

Revenues in our Commercial products group increased by $3.1 million or 18.6%, to $19.7 million for the three months ended March 31, 2011 from $16.7 million for the three months ended March 31, 2010. Increased revenues from the commercial products group were driven primarily by increased revenues from our Other Commercial products category, which increased by $3.0 million or 31.2%. Revenues from our Other Commercial products reflect increased sales of our COM Express product line to a customer in the telecommunications industry.

Given the dynamics of these markets, we may experience general fluctuations in the percentage of revenue attributable to each market. As a result, the quarter to quarter and year to year comparisons of our markets often are not indicative of overall economic trends affecting the long-term performance of our markets.

Revenue by Geography

The following tables outline overall revenue dollars and the percentage of revenues, by geographic region, for the three months ended March 31, 2011 and 2010:

	For the Three Months Ended
	March 31,
	2011	2010
North America	$19,046	$26,489
Europe, the Middle East and Africa ("EMEA")	25,456	17,679
Asia Pacific	29,125	23,139
Total	$73,627	$67,307

	For the Three Months Ended
	March 31,
	2011	2010
North America	25.9%	39.4%
EMEA	34.6	26.3
Asia Pacific	39.5	34.3
Total	100.0%	100.0%

North America. Revenues from the North America region decreased by $7.4 million or 28.1%, to $19.0 million for the three months ended March 31, 2011 from $26.5 million for the first three months ended March 31, 2010. The decline in overall revenues from North America was primarily attributable to decreases in revenue from our Media Server products and ATCA blades that are used in telecommunication network monitoring equipment. These decreases were partially offset by an increase in revenue from our Other Commercial products line, which primarily reflects an increase in revenue from our COM Express product line.

EMEA. Revenues from the EMEA region increased by $7.8 million or 44.0%, to $25.5 million for the three months ended March 31, 2011 from $17.7 million for the three months ended March 31, 2010. The increase was driven by a near-term increase in revenues from our Legacy/ Traditional Communications Network products and increased revenues from our Next Generation Communications Network products.

Asia Pacific. Revenues from the Asia Pacific region increased by $6.0 million or 25.9%, to $29.1 million for the three months ended March 31, 2011 from $23.1 million in the same period of 2010. The increase was driven by a near-term increase in revenues from our Legacy/ Traditional Communications Network products and increased revenues from our Next Generation Communications Networks products.

We currently expect continued fluctuations in the percentage of revenue from each geographic region. Additionally, we expect non-U.S. revenues to remain a significant portion of our revenues.

Gross Margin

Gross margin as a percentage of revenues decreased 2.7 percentage points to 27.5% for the three months ended March 31, 2011 from 30.2% for the three months ended March 31, 2010. The decrease in gross margin as a percentage of revenues was attributable to lower gross margins on our Legacy/ Traditional Communications Network products and product mix inside our next generation communications network business. These decreases were partially offset by lower manufacturing and operational costs.

The decline in gross margin was due to changes in our product mix that resulted from a larger percentage of overall revenues coming from our lower margin Legacy/ Traditional Communications Networks products and a smaller percentage of overall revenues coming from our higher margin Media Server products. The margin on our Legacy/Traditional Communications Network products continues to decrease due to the end of life for our higher margin Legacy/ Traditional Communications Products combined with competitive pricing pressure on our newer Legacy/ Traditional Communications Network Products. Partially offsetting the decline in gross margin resulting from product mix are lower manufacturing and operational costs which is attributable to our complete transition to a fully outsourced manufacturing model. One other factor leading to the decline in gross margin as a percentage of revenue for the first quarter of 2011 compared to the same period in the prior year was a $385,000 gain on disposal of manufacturing equipment in 2010 which was not repeated in 2011.

Research and Development

R&D expenses consist primarily of salary, bonuses and benefits for product development staff, and cost of design and development supplies and equipment, net of reimbursements for nonrecurring engineering services. R&D expenses decreased $699,000, or 7.2%, to $9.0 million for the three months ended March 31, 2011 from $9.7 million for the three months ended March 31, 2010. The decrease is due primarily to lower payroll and payroll related costs, resulting from restructuring activities.

Selling, General, and Administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of salary, commissions, bonuses and benefits for sales, marketing, executive and administrative personnel, as well as professional services and costs of other general corporate activities. SG&A expenses decreased by $187,000 or 1.7%, to $11.0 million for the three months ended March 31, 2011 from $11.2 million for the three months ended March 31, 2010. The decrease in SG&A expense was due primarily to lower stock compensation, lease expense and incentive compensation, which collectively decreased by $786,000 or 27.4% to $2.1 million for the three months ended March 31, 2011 from $2.9 million for the same period of 2010. The decrease in lease expense was a direct result of renegotiating our lease for our headquarters while the decrease in incentive compensation was due to variations in the achievement of corporate objectives relative to incentive-plan targets. These decreases were partially offset by an increase in expenses for professional services and sales commissions.

Stock-based Compensation Expense

Stock-based compensation expense consists of amortization of stock-based compensation associated with unvested stock options, restricted stock units issued to employees under the 2007 stock plan and the long-term incentive plan ("LTIP"), and the employee stock purchase plan (“ESPP”). Stock-based compensation expense decreased by $459,000 or 24.7%, to $1.4 million for the three months ended March 31, 2011 from $1.9 million for the three months ended March 31, 2010. The decrease in stock-based compensation expense was due primarily to a decrease in LTIP expense, which was a result of a fourth quarter 2010 change in the expected service period of the award. As more fully discussed in Item 8 - "Financial Statements and Supplementary Data - Note 17 - Employee Benefit Plans" of our Annual Report on Form 10-K for the year ended December 31, 2010, the service period is variable and reevaluated quarterly.

We incurred and recognized stock-based compensation expense as follows (in thousands):

	For the Three Months Ended
	March 31,
	2011	2010
Cost of sales	$185	$244
Research and development	313	411
Selling, general and administrative	903	1,205
Total	$1,401	$1,860

Intangible Assets Amortization

Intangible asset amortization expense included in operating expenses consists of the amortization of trade names and customer related intangible assets. Intangible assets amortization expense included in results of operations was $192,000 and $160,000 for the three months ended March 31, 2011 and 2010, respectively. Intangible assets amortization increased due to the acquisition of Pactolus in the first quarter of 2010. We perform reviews for impairment of the purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Restructuring and Other Charges

We evaluate the adequacy of the accrued restructuring and other charges on a quarterly basis. As a result, we record reversals to the accrued restructuring in the period in which we determine that expected restructuring and other obligations are less than the amounts accrued.

In connection with our restructuring activities, we recognized $40,000 of expense for the three months ended March 31, 2011 and $201,000 for the three months ended March 31, 2010. For additional information concerning our restructuring activities see Note 5 - Accrued Restructuring and Other Charges of the Notes to the Unaudited Consolidated Financial Statements.

Interest Expense

Interest expense includes interest incurred on our convertible notes and our lines of credit. During the three months ended March 31, 2011, interest expense decreased $72,000, or 12.7%, to $496,000 from $568,000 during the three months ended March 31, 2010. The decrease in interest expense during the three months ended March 31, 2011, compared to the same period in 2010, was driven by a decreased balance on our revolving line of credit.

Interest Income

During the three months ended March 31, 2011, interest income decreased $255,000, or 82.0%, to $56,000 from $311,000 for the three months ended March 31, 2010. Interest income decreased due to a decline in the weighted average balance of interest bearing investments held coupled with a decline in the average yield on investments.

Income Tax Provision

We recorded a tax benefit of $49,000 and $223,000 for the three months ended March 31, 2011 and 2010, respectively. Our effective tax rate for the three months ended March 31, 2011 and 2010 was 8.5% and 17.5%, respectively.  The effective tax rate fluctuations are primarily due to the jurisdictions in which pretax income (loss) is being earned and income tax rate differences between the jurisdictions.  The effective tax rate benefit for the three months ended March 31, 2011 was increased by the change in the Chinese tax rate that directly resulted from being granted the Advanced Technology Service Enterprise status by the Chinese taxing authority.  The effective tax rate benefit for the three months ended March 31, 2010 was increased by the recognition of a previously unrecognized tax benefit as the result of the completion of an Internal Revenue Service examination of the 2007 and 2008 tax years.

Our effective tax rate, without discrete items, for the three months ended March 31, 2011 was -0.9%.

Liquidity and Capital Resources

The following table summarizes selected financial information as of the dates indicated and for the three months ended March 31, 2011 and 2010 and for the year ended December 31, 2010:

	March 31, 2011	December 31, 2010	March 31, 2010
	(Dollar amounts in thousands)
Cash and cash equivalents	$132,795	$129,078	$110,395
Short-term investments	$—	$—	$42,679
Cash and cash equivalents and investments	$132,795	$129,078	$153,074
Working capital	$148,640	$147,049	$140,778
Accounts receivable, net	$48,055	$42,855	$40,505
Inventories, net	$14,960	$15,178	$13,910
Accounts payable	$37,105	$29,190	$29,061
Revolving line of credit	$—	$—	$31,137
2013 convertible senior notes	$50,000	$50,000	$50,000
Days sales outstanding (A)	60	55	55
Days to pay (B)	65	56	58
Inventory turns (C)	9.5	8.9	12.1
Inventory turns — days (D)	38	44	30
Cash cycle time — days (E)	33	43	27

(A)	Based on ending net trade receivables divided by daily revenue (quarterly revenue, annualized and divided by 365 days).
(B)	Based on ending accounts payable divided by daily cost of sales excluding amortization of purchased technology (quarterly cost of sales, annualized and divided by 365 days).
(C)	Based on quarterly cost of sales excluding amortization of purchased technology, annualized divided by ending inventory, including inventory deposits.
(D)	Based on ending inventory, including inventory deposits. divided by daily cost of sales excluding amortization of purchased technology (quarterly cost of sales, annualized and divided by 365 days).
(E)	Days sales outstanding plus inventory turns - days, less days to pay.

Cash and cash equivalents increased by $3.7 million to $132.8 million at March 31, 2011 from $129.1 million at December 31, 2010. Activities impacting cash and cash equivalents are as follows:

Cash Flows

	For the Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Cash provided by operating activities	$5,886	$8,284
Cash provided by (used in) investing activities	(1,461)	11,055
Cash used in financing activities	(839)	(9,529)
Effects of exchange rate changes	131	(87)
Net increase in cash and cash equivalents	$3,717	$9,723

In the first three months of 2011, cash provided by operating activities decreased $2.4 million from the same period of 2010 due to a decrease in cash provided from changes in assets and liabilities. Changes in accounts receivable and inventory deposit decreased operating cash flow in the first three months of 2011 when compared to the same period of 2010, while changes in accounts payable and and deferred income increased operating cash flow.

The increase in accounts receivable of $5.2 million for the first three months of 2011, compared to a decrease of $4.5 million for the same prior-year period was due to increased revenue and an increase in the days sales outstanding. The increase in inventory deposit of $787,000 for the first three months of 2011, compared to a decrease of $988,000 for the first three months of 2010, was due primarily to building up inventory buffers at our contract manufacturers in order to reduce lead times. The increased inventory levels have required us to increase our inventory deposit with one of our contract manufacturers to cover inventory that exceeded current forecasted demand.

In the first three months of 2011, accounts payable increased $7.9 million, compared to a decrease of $47,000 for the first three months of 2010 reflecting higher business volumes and an increase in days to pay. Deferred income increased $2.5 million in the first three months of 2011, compared to an increase of $62,000 for the same prior-year period, due primarily to billings that were not recognized as income due to undelivered elements or acceptance provisions associated with certain arrangements.

Investing activities used cash of $1.5 million in the first three months of 2011, compared to $11.1 million provided in the same period of 2010. Cash provided by investing activities in the first three months of 2010 was the result of $15.2 million of our ARS being called by the original issuer, which was partially offset by the acquisition of Pactolus' assets for $3.4 million.

Cash used in financing activities decreased to $839,000 in the first three months of 2011, compared to $9.5 million in the first three months of 2010. In the first three months of 2011, we made common stock repurchases of $1.3 million under the Company's repurchase program. Under a program more fully discussed in Note 12 - Common Stock Repurchase Program of the Notes to the Unaudited Consolidated Financial Statements, we are authorized to repurchase an additional $18.7 million of common stock. Financing activities in the first three months of 2010, reflect net repayments of $10.2 million on our UBS revolving line of credit.

Changes in foreign currency rates had a favorable impact on our cash balances of $131,000 during the three months ended March 31, 2011. Due to our international operations where transactions are recorded in functional currencies other than the U.S. Dollar, the effects of changes in foreign currency exchange rates on existing cash balances during any given period results in amounts on the Consolidated Statements of Cash Flows that may not reflect the changes in the corresponding accounts on the Consolidated Balance Sheets.

As of March 31, 2011 and December 31, 2010, working capital was $148.6 million and $147.0 million, respectively. Working capital increased by $1.6 million as our current assets and current liabilities increased by $8.5 million and $6.9 million, respectively. The increase in our current asset and liabilities balance were primarily due to increases in our accounts receivable and payable balances resulting from increased revenue.

Lines of Credit

Silicon Valley Bank

We have a $30.0 million secured revolving line of credit agreement with Silicon Valley Bank ("SVB") that matures September 30, 2012. The credit facility is subject to a borrowing base and secured by our accounts receivable. Borrowings under the credit facility bear interest at the prime rate, which was 3.25% as of March 31, 2011, or the LIBOR rate, which was 0.24% as of March 31, 2011, plus 1.25%, with either interest rate determined by our election. We are required to make interest payments monthly. We are further required to pay a commitment fee equal to 0.08% of the $30.0 million maximum borrowing limit on an annual basis, and to pay quarterly in arrears an unused facility fee in an amount equal to 0.375% per year of the unused amount of the facility. In addition, the credit facility provides sub-facilities for letters of credit and foreign exchange contracts to be issued on our behalf.

The credit facility requires us to make and maintain certain financial covenants, representations, warranties and other agreements that are customary in credit agreements of this type, which are disclosed in full in our Annual Report on Form 10-K for the year ended December 31, 2010. As of March 31, 2011, we are in compliance with all covenants associated with our line of credit agreement with SVB.

As of March 31, 2011 and December 31, 2010, respectively, we had no outstanding balances on the line of credit or letters of credit issued on our behalf.

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

As of March 31, 2011 and December 31, 2010, we had outstanding 2013 convertible senior notes with a face value of $50.0 million. As of March 31, 2011 and December 31, 2010, the fair value of our 2013 convertible senior notes was $48.4 million and $49.1 million, respectively.

Contractual Obligations

Our contractual obligations as of December 31, 2010 are summarized in Item 7 - "Management's Discussion and Analysis - Liquidity and Capital Resources - Contractual Cash Obligations," of the Company's Annual Report on Form 10-K for the year ended December 31, 2010. For the three months ended March 31, 2011, there have been no material changes in our contractual obligations, except for agreements entered into regarding new foreign currency forward contracts with total contractual values of $2.2 million that mature in 2012.

In addition to the above, as discussed in Note 10 - Income Taxes of the Notes to the Unaudited Consolidated Financial Statements, we have approximately $1.4 million associated with unrecognized tax benefits. These liabilities are primarily included as a component of “other accrued liabilities” in our Consolidated Balance Sheet as we do not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but do not believe that the ultimate settlement of our obligations will materially affect our liquidity.

Off-Balance Sheet Arrangements

We do not engage in any activity involving special purpose entities or off-balance sheet financing.

Liquidity Outlook

At March 31, 2011, our cash and cash equivalents amounted to $132.8 million. We believe that our current cash and cash equivalents, the cash generated from operations and our line of credit facility will satisfy our short and long-term expected working capital needs, capital expenditures, acquisitions, stock repurchases, and other liquidity requirements associated with our existing business operations.

FORWARD-LOOKING STATEMENTS

This report contains some forward-looking statements. Some of the forward-looking statements in this quarterly report include:

•	expectations and goals for revenues, gross margin, R&D expenses, selling, general and administrative expenses and profits;

•	the impact of our restructuring events on future operating results;

•	our projected liquidity;

•	future operations and market conditions;

•	industry trends or conditions and the business environment;

•	future levels of inventory and backlog and new products introductions;

•	the impact of the current situation in Japan, as a result of the recent earthquakes and tsunami, on future operating results;

•	expectations about the consummation of the proposed acquisition of Continuous Computing;

•	expected synergies and other expense savings and operational and administrative efficiencies, opportunities, timing, expense and effects of the acquisition;

•	financial performance, revenue growth, management changes or other attributes of RadiSys following the acquisition; and

•	other statements that are not historical facts, are forward-looking statements.

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

These factors include, among others, the Company's high degree of customer concentration, the Company's transition to one contract manufacturer and use of the single contract manufacturer in the future for the significant portion of the production of our products, the anticipated amount and timing of revenues from design wins due to the Company's customers' product development schedule, cancellations or delays, matters affecting the embedded system industry, including changes in industry standards, changes in customer requirements and new product introductions, currency exchange rate fluctuations, changes in tariff and trade policies and other risks associated with foreign operations, actions by regulatory authorities or other third parties, actions by Continuous Computing's shareholders, costs and difficulties related to integration of acquired businesses, delays, costs and difficulties related to the transaction, market conditions, performance and customer acceptance of the Trillium line of products, the combined companies' financial results and performance, satisfaction of closing conditions, and other factors described in "Risk Factors" and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2010, as updated in this report. Although forward-looking statements help provide additional information about us, investors should keep in mind that forward-looking statements are only predictions, at a point in time, and are inherently less reliable than historical information.

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

Based on our policy, we have established a foreign currency exposure management program which uses derivative foreign exchange contracts to address nonfunctional currency exposures. In order to reduce the potentially adverse effects of foreign currency exchange rate fluctuations, we may enter into forward exchange contracts. These hedging transactions limit our exposure to changes in the U.S. Dollar/Canadian Dollar exchange rate, and as of March 31, 2011 the total notional or contractual value of the contracts we held was $12.6 million. These contracts will mature over the next 20 months.

Holding other variables constant, a 10% adverse fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Canadian Dollar would require an adjustment of $1.2 million, reversing our hedge asset and creating a hedge liability as of March 31, 2011, in the amount of $587,000. A 10% favorable fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Canadian Dollar would result in an adjustment of $1.4 million and our total hedge asset as of March 31, 2011, would be $2.1 million. We do not expect a 10% fluctuation to have any impact on our operating results as the underlying hedged transactions will move in an equal and opposite direction. As of March 31, 2011 our hedged positions are associated with our exposure to movements in the Canadian Dollar. If there is an unfavorable movement in the Canadian Dollar relative to our hedged positions this would be offset by reduced expenses, after conversion to the U.S. Dollar, associated with obligations paid for in the Canadian Dollar.

Convertible Notes. The fair value of the 2013 convertible senior notes is sensitive to interest rate changes as well as changes in our stock price. Interest rate changes would result in an increase or decrease in the fair value of the 2013 convertible senior notes due to differences between market interest rates and rates in effect at the inception of the obligation. Fluctuations in our stock price would result in an increase or decrease in the fair value of the 2013 convertible senior notes due to the value of the notes derived from the conversion feature. Unless we elect to repurchase our 2013 convertible senior notes in the open market, changes in the fair value of the senior convertible notes have no impact on our cash flows or Consolidated Financial Statements. The estimated fair value of the 2013 convertible senior notes was $48.4 million and $49.1 million at March 31, 2011 and December 31, 2010, respectively.

Item 4. Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective.

During our most recent fiscal quarter ended March 31, 2011, no change occurred in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There are many factors that affect our business and the results of our operations, many of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors and Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in this report and our Annual Report on Form 10-K for the year ended December 31, 2010 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We cannot predict the impact that recent events in Japan may have on our business and operations.

In March 2011, Japan experienced a severe earthquake followed by a tsunami, with continuing aftershocks. These events have caused significant damage, including severe damage to nuclear power plants, and have impacted Japan's power and other infrastructure as well as its economy. Some of the suppliers of raw materials to our contract manufacturers are located in Japan and some continue to be affected by unreliable power supply and shipping constraints. These suppliers provide key components in our manufacturing process. We are currently assessing our potential exposure, but significant uncertainties exist such that the extent and duration of these supply constraints cannot be currently determined. Although, our contract manufacturers have sufficient inventory to cover our immediate needs, we may experience potential shortages or delays that could cause us to limit our capacity, change our manufacturing processes and force us to seek alternative suppliers. We may also encounter reduced demand for our products as a portion of our revenue is derived from the Asia Pacific region. During the three months ended March 31, 2011, the Asia Pacific region represented $29.1 million or 39.5% of our revenues. These risks could adversely affect the Company's results of operations or financial position.

The failure to successfully integrate the business of Continuous Computing into our operations in the expected time frame, or at all, may adversely affect our future results.

We believe that the acquisition of Continuous Computing will result in certain customer and strategic benefits, including expanded market reach and increased product offerings. However, to realize these anticipated benefits, Continuous Computing's business must be successfully integrated into our operations by focusing on engineering and marketing and sales cooperation. The success of the Continuous Computing acquisition will depend on our ability to realize these anticipated benefits from integrating Continuous Computing's business into our operations. We may fail to realize the anticipated benefits of the Continuous Computing acquisition on a timely basis, or at all. In addition, the diversion of the attention of management from its current operations to the integration effort could adversely affect our business.

We will incur substantial transaction costs in connection with the acquisition.

 We expect to incur a number of non-recurring transaction costs associated with completing the acquisition, combining the operations of the two companies and achieving desired synergies. These fees and costs will be substantial. During the initial months after the closing of the acquisition as we integrate Continuous Computing's operations and personnel, we could experience operating inefficiencies that would adversely impact our gross margin and operating results. As a result of additional integration-related cash expenditures, purchase accounting charges and potential operating and integration inefficiencies, our operating results and financial condition may be adversely affected, particularly in the first year following the closing of the acquisition. Furthermore, the integration may result in additional and unforeseen expenses or delays. If we are not able to successfully integrate Continuous Computing's business and operations, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs [1]
January 1, 2011 through January 31, 2011	—	$—	—	$20,000
February 1, 2011 through February 28, 2011	117,737	$8.36	117,737	$19,012
March 1, 2011 through March 31, 2011	32,010	$8.42	149,747	$18,742
Total	149,747	$8.37	149,747	$18,742

[1] In December 2010, the Board of Directors authorized the repurchase of up to $20 million of our common stock through open market transactions or through privately negotiated transactions from time to time at the discretion of management.

Item 6. Exhibits

(a) Exhibits

Exhibit No	Description
2.1	Merger Agreement between the Company and Continuous Computing Corporation dated May 2, 2011 incorporated by reference from Exhibit 2.1 in the Company's Current Report on Form 8-K filed on May 3, 2011.

3.1
Second Restated Articles of Incorporation and amendments thereto. Incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-8, filed on September 1, 2006, SEC File No. 333-137060, as amended by the Articles of Amendment incorporated by reference from Exhibit 3.1 in the Company's Current Report on Form 8-K filed on January 30, 2008.

3.2
Restated Bylaws. Incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on May 8, 2007, as amended by the Amendment to Restated Bylaws incorporated by reference from Exhibit 3.1 in the Company's Current Report on Form 8-K filed on May 3, 2011.

10.1*/**	Summary of Compensatory Arrangements of Certain Officers.

10.2*/**	Summary of Revisions to Compensatory Arrangements of Directors.

31.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This Exhibit constitutes a managment contract or compensatory plan or arrangement

**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADISYS CORPORATION
Dated:	May 6, 2011	By:	/S/ SCOTT C. GROUT
Scott C. Grout
President and Chief Executive Officer

Dated:	May 6, 2011	By:	/S/ BRIAN BRONSON
Brian Bronson
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No	Description
2.1	Merger Agreement between the Company and Continuous Computing Corporation dated May 2, 2011 incorporated by reference from Exhibit 2.1 in the Company's Current Report on Form 8-K filed on May 3, 2011.

3.1
Second Restated Articles of Incorporation and amendments thereto. Incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-8, filed on September 1, 2006, SEC File No. 333-137060, as amended by the Articles of Amendment incorporated by reference from Exhibit 3.1 in the Company's Current Report on Form 8-K filed on January 30, 2008.

3.2
Restated Bylaws. Incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on May 8, 2007, as amended by the Amendment to Restated Bylaws incorporated by reference from Exhibit 3.1 in the Company's Current Report on Form 8-K filed on May 3, 2011.

10.1*/**	Summary of Compensatory Arrangements of Certain Officers.

10.2*/**	Summary of Revisions to Compensatory Arrangements of Directors.

31.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This Exhibit constitutes a managment contract or compensatory plan or arrangement

**	Filed herewith