Form 10-Q
period 2011-06-30
RADISYS CORP
filed 2011-08-05
CIK 873044

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	0-26844

RADISYS CORPORATION
(Exact name of registrant as specified in its charter)

OREGON	93-0945232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5445 N.E. Dawson Creek Drive, Hillsboro, OR	97124
(Address of principal executive offices)	(Zip Code)

(503) 615-1100
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  [x]    No  [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [x]    No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]		Accelerated filer	[x]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act)     Yes  [ ]    No  [x]

Number of shares of common stock outstanding as of August 2, 2011: 28,024,653

RADISYS CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RADISYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues	$79,856	$75,011	$153,483	$142,318
Cost of sales:
Cost of sales	54,933	50,979	107,167	96,349
Amortization of purchased technology	1,163	1,747	2,327	3,388
Total cost of sales	56,096	52,726	109,494	99,737
Gross margin	23,760	22,285	43,989	42,581
Research and development	9,600	9,605	18,607	19,311
Selling, general and administrative	10,875	11,583	21,910	22,805
Intangible assets amortization	192	186	384	346
Restructuring and acquisition-related charges, net	2,481	(176)	2,521	25
Income from operations	612	1,087	567	94
Interest expense	(456)	(548)	(952)	(1,116)
Interest income	35	196	91	507
Other income (expense), net	(47)	42	(140)	21
Income (loss) before income tax expense (benefit)	144	777	(434)	(494)
Income tax expense (benefit)	(46)	187	(95)	(36)
Net income (loss)	$190	$590	$(339)	$(458)
Net income (loss) per share:
Basic	$0.01	$0.02	$(0.01)	$(0.02)
Diluted	$0.01	$0.02	$(0.01)	$(0.02)
Weighted average shares outstanding:
Basic	24,334	24,104	24,341	24,025
Diluted	24,475	24,350	24,341	24,025

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	June 30, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$135,632	$129,078
Accounts receivable, net	48,748	42,855
Other receivables	3,064	1,665
Inventories, net	15,954	15,178
Inventory deposit, net	7,384	6,194
Other current assets	4,170	4,612
Deferred tax assets, net	616	551
Total current assets	215,568	200,133
Property and equipment, net	9,380	9,487
Intangible assets, net	4,368	7,088
Long-term deferred tax assets, net	16,015	16,005
Other assets	7,916	8,215
Total assets	$253,247	$240,928

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,703	$29,190
Accrued wages and bonuses	6,344	6,556
Deferred income	7,275	4,424
Other accrued liabilities	12,369	12,914
Total current liabilities	63,691	53,084
Long-term liabilities:
2013 convertible senior notes	50,000	50,000
Other long-term liabilities	534	450
Total long-term liabilities	50,534	50,450
Total liabilities	114,225	103,534
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock — $.01 par value, 5,664 shares authorized; none issued or outstanding	—	—
Common stock — no par value, 100,000 shares authorized; 24,358 and 24,351 shares issued and outstanding at June 30, 2011 and December 31, 2010	268,599	266,945
Accumulated deficit	(135,022)	(134,683)
Accumulated other comprehensive income:
Cumulative translation adjustments	4,995	4,739
Unrealized gain on hedge instruments	450	393
Total accumulated other comprehensive income	5,445	5,132
Total shareholders’ equity	139,022	137,394
Total liabilities and shareholders’ equity	$253,247	$240,928

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, unaudited)

	Common stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total	Total Comprehensive Loss (1)
	Shares	Amount
Balances, December 31, 2010	24,351	$266,945	$(134,683)	$5,132	$137,394
Shares issued pursuant to benefit plans	127	914		—	914
Stock-based compensation associated with employee benefit plans	—	2,137		—	2,137
Vesting of restricted stock units	47	—		—	—
Restricted share forfeitures for tax settlements	(17)	(139)		—	(139)
Repurchases of common stock	(150)	(1,258)		—	(1,258)
Net adjustment for fair value of hedge derivatives	—	—		57	57	57
Translation adjustments	—	—		256	256	256
Net loss for the period	—	—	(339)	—	(339)	(339)
Balances, June 30, 2011	24,358	$268,599	$(135,022)	$5,445	$139,022
Total comprehensive loss for the six months ended June 30, 2011						$(26)

(1)    For the three and six months ended June 30, 2011 and 2010, total comprehensive income (loss) consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss) for the period	$190	$590	$(339)	$(458)
Net adjustment for fair value of hedge derivatives	(55)	(645)	57	(618)
Translation adjustments	125	(97)	256	(277)
Total comprehensive income (loss)	$260	$(152)	$(26)	$(1,353)

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(339)	$(458)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,990	6,262
Inventory valuation allowance	822	817
Deferred income taxes	(69)	112
Non-cash interest expense	224	224
Loss (gain) on disposal of property and equipment	107	(385)
Loss on ARS settlement right	—	7,833
Gain on ARS	—	(7,854)
Stock-based compensation expense	2,137	3,440
Other	243	204
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,893)	1,746
Other receivables	(1,399)	1,485
Inventories	(997)	(756)
Inventory deposit	(1,190)	263
Other current assets	570	(219)
Accounts payable	8,513	3,197
Accrued wages and bonuses	(212)	934
Accrued restructuring	(88)	(2,198)
Deferred income	2,851	1,228
Other accrued liabilities	(777)	(582)
Net cash provided by operating activities	9,493	15,293
Cash flows from investing activities:
Acquisition of Pactolus, net of cash acquired	—	(3,385)
Proceeds from sale of auction rate securities	—	62,175
Capital expenditures	(2,142)	(1,873)
Restricted cash	—	(25,796)
Purchase of long-term assets	(500)	(2,569)
Proceeds from the sale of property and equipment	—	437
Net cash provided by (used in) investing activities	(2,642)	28,989
Cash flows from financing activities:
Restricted share forfeitures for tax settlement	(139)	(321)
Borrowings on line of credit	—	13,732
Payments on line of credit	—	(37,691)
Payments on capital lease obligation	(8)	—
Repurchases of common stock	(1,258)	—
Proceeds from issuance of common stock	914	1,554
Net cash used in financing activities	(491)	(22,726)
Effect of exchange rate changes on cash	194	(216)
Net increase in cash and cash equivalents	6,554	21,340
Cash and cash equivalents, beginning of period	129,078	100,672
Cash and cash equivalents, end of period	$135,632	$122,012
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$688	$688
Income Taxes paid	$355	$382
Supplemental disclosure of non-cash financing activities:
Capital lease obligation	$81	$—
The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Significant Accounting Policies

RadiSys Corporation (the “Company” or “RadiSys”) has adhered to the accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2010 in preparing the accompanying interim consolidated financial statements. The preparation of these statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Additionally, the accompanying financial data as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

The financial information included herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for interim periods.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards," that amends some fair value measurement principles and disclosure requirements. This ASU states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets and prohibits the grouping of financial instruments for purposes of determining their fair values when the unit of account is specified in other guidance. The provisions of this ASU will be applied prospectively for interim and annual periods beginning after December 15, 2011, with early adoption prohibited. The standard will not have a material impact on the Company's financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income”. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in stockholders' equity. The provisions of this ASU will be applied retrospectively for interim and annual periods beginning after December 15, 2011, with early application permitted. The standard will not have a material impact on the Company's financial position or results of operations; however it will change the manner in which the Company presents comprehensive income.

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

Level 3— Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following table summarizes the fair value measurements for the Company's financial instruments (in thousands):

	Fair Value Measurements as of June 30, 2011
	June 30, 2011	Level 1	Level 2	Level 3
Cash surrender value of life insurance contracts	$3,556	$—	$3,556	$—
Foreign currency forward contracts	561	—	561	—
Total	$4,117	$—	$4,117	$—

	Fair Value Measurements as of December 31, 2010
	December 31, 2010	Level 1	Level 2	Level 3
Cash surrender value of life insurance contracts	$3,618	$—	$3,618	$—
Foreign currency forward contracts	432	—	432	—
Total	$4,050	$—	$4,050	$—

Note 3 — Accounts Receivable and Other Receivables

Accounts receivable consists of sales to the Company's customers which are generally based on standard terms and conditions. Accounts receivable balances consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Accounts receivable, gross	$49,634	$43,788
Less: allowance for doubtful accounts	(886)	(933)
Accounts receivable, net	$48,748	$42,855

As of June 30, 2011 and December 31, 2010, the balance in other receivables was $3.1 million and $1.7 million. Other receivables consisted primarily of non-trade receivables including receivables for inventory transferred to the Company's contract manufacturing partners. There is no revenue recorded associated with non-trade receivables.

Note 4 — Inventories

Inventories consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Raw materials	$8,025	$8,204
Finished goods	11,136	10,521
	19,161	18,725
Less: inventory valuation allowance	(3,207)	(3,547)
Inventories, net	$15,954	$15,178

	June 30, 2011	December 31, 2010
Inventory deposit (A)	$9,885	$8,468
Less: inventory deposit valuation allowance	(2,501)	(2,274)
Inventory deposit, net	$7,384	$6,194

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

Consigned inventory is held at third-party locations, including the Company's contract manufacturing partners and customers. The Company retains title to the inventory until purchased by the third-party. Consigned inventory, consisting of raw materials and finished goods, was $3.3 million and $3.0 million at June 30, 2011 and December 31, 2010.

The Company recorded the following charges associated with the valuation of inventory, inventory deposit and the adverse purchase commitment liability (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Inventory, net	$364	$283	$822	$817
Inventory deposit, net	193	684	408	836
Adverse purchase commitments	546	(37)	797	61

Note 5 — Accrued Restructuring and Acquisition-Related Charges

Accrued restructuring, which is included in other accrued liabilities in the accompanying Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Second quarter 2009 restructuring charge	$58	$58
Fourth quarter 2009 restructuring charge	69	182
Fourth quarter 2010 restructuring charge	939	1,814
Continuous Computing restructuring charge	900	—
Total accrued restructuring charges	$1,966	$2,054

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

Fourth Quarter 2009 Restructuring

During the fourth quarter of 2009, the Company initiated a restructuring plan that included the elimination of 22 positions at various locations throughout the company. The primary focus of this initiative was to align expenses with the Company's 2010 operating plan objectives, which included the need to continue focusing on lowered costs. To date, the Company has incurred total fourth quarter 2009 restructuring costs of $742,000, which consisted primarily of severance and related payroll costs as well as healthcare benefits. The Company expects all activities associated with this restructuring plan to be completed by the end of 2011.

For the three months ended June 30, 2011 and 2010, the Company reversed $17,000 and $30,000 in previously estimated amounts associated with the fourth quarter 2009 restructuring plan. The Company incurred additional expenses of $33,000 and $40,000 during the six months ended June 30, 2011 and 2010. The adjustments primarily consisted of employee severance and the reversal of previously estimated payroll taxes.

The following table summarizes the changes to the fourth quarter 2009 restructuring costs (in thousands):

Employee Termination and Related Costs
Balance accrued as of December 31, 2010	$182
Additions	61
Reversals	(28)
Expenditures	(146)
Balance accrued as of June 30, 2011	$69

Fourth Quarter 2010 Restructuring

During the fourth quarter of 2010, the Company initiated a restructuring plan that included the elimination of 67 positions at various locations throughout the company. The primary focus of this initiative was to align expenses with the Company’s 2011 operating plan objectives, which included the need to reduce the Company's infrastructure associated with the maturity of the Company's legacy communications networks products, as well as the consolidation of its contract manufacturers. To date, the Company has incurred total fourth quarter 2010 restructuring costs of $1.9 million, which consisted of severance and related payroll costs as well as healthcare benefits. The Company expects all activities associated with this restructuring plan to be substantially completed by the end of 2011.

During the three and six months ended June 30, 2011, the Company recorded a net reversal of $17,000 and $27,000 for previously estimated amounts associated with the fourth quarter 2010 restructuring plan due primarily to lower-than-expected employee separation costs.

The following table summarizes the changes to the fourth quarter 2010 restructuring costs (in thousands):

Employee Termination and Related Costs
Balance accrued as of December 31, 2010	$1,814
Additions	108
Reversals	(135)
Expenditures	(848)
Balance accrued as of June 30, 2011	$939

Continuous Computing Related Restructuring

During the second quarter of 2011, the Company initiated a restructuring plan that included the elimination of two senior-level positions. The primary intent of these initial integration activities was to better align sales organization expenses and headcount with expected synergies to be realized as a direct result of the Company's acquisition of Continuous Computing Corporation ("Continuous Computing"), as more fully discussed in Note 15 - Subsequent Event. During the second quarter of 2011 the Company recorded restructuring costs of $900,000, which consisted of severance and related payroll costs as well as healthcare benefits. The Company expects all activities associated with this restructuring plan to be substantially completed by the end of 2011.

The following table summarizes the charges associated with the Continuous Computing restructuring initiative (in thousands):

Employee Termination and Related Costs
Additions	$900
Balance accrued as of June 30, 2011	$900

Note 6 — Short-Term Borrowings

Silicon Valley Bank

The Company has a $30.0 million secured revolving line of credit agreement with Silicon Valley Bank ("SVB") that matures September 30, 2012, which is subject to a borrowing base and secured by its accounts receivable. The secured revolving credit facility is available for cash borrowings and for the issuance of letters of credit. The Borrowings under the Agreement bear interest at the prime rate, which was 3.25% as of June 30, 2011, or LIBOR, which was 0.19% as of June 30, 2011, plus 1.25%, with either interest rate determined by the Company’s election. The Company is required to make interest payments monthly. The Company is further required to pay a commitment fee equal to 0.08% of the $30.0 million maximum borrowing limit on an annual basis, and to pay quarterly in arrears an unused facility fee in an amount equal to 0.375% per year of the unused amount of the facility. In addition, the credit facility provides sub-facilities for letters of credit and foreign exchange contracts to be issued on the Company’s behalf.

The credit facility requires the Company to make and maintain certain financial covenants, representations, warranties and other agreements that are customary in credit agreements of this type, which are disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2010. As of June 30, 2011, the Company is in compliance with all covenants associated with its line of credit agreement with SVB.

As of June 30, 2011 and December 31, 2010, the Company had no outstanding balances on the line of credit or letters of credit issued on its behalf.

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

The following table outlines the effective interest rate, contractually stated interest costs, and costs related to the amortization of issuance costs for the Company's 2013 convertible senior notes:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Effective interest rate	3.64%	3.64%	3.64%	3.64%
Contractually stated interest costs	$344	$344	$688	$688
Amortization of interest costs	$112	$112	$224	$224

As of June 30, 2011 and December 31, 2010, the Company had outstanding 2013 convertible senior notes with a face value of $50.0 million. As of June 30, 2011 and December 31, 2010, the fair value of the Company's 2013 convertible senior notes was $46.5 million and $49.1 million.

Note 8 - Commitments and Contingencies

Adverse Purchase Commitments

The Company is contractually obligated to reimburse its contract manufacturers for the cost of excess inventory used in the manufacture of the Company's products, if there is no alternative use. This liability, referred to as adverse purchase commitments, is provided for in other accrued liabilities in the accompanying Consolidated Balance Sheets. Estimates for adverse purchase commitments are derived from reports received on a quarterly basis from the Company's contract manufacturers. Increases to this liability are charged to cost of goods sold. When and if the Company takes possession of inventory reserved for in this liability, the liability is transferred from other accrued liabilities to the excess and obsolete inventory valuation allowance. Adverse purchase commitments amounted to $1.2 million and $1.3 million at June 30, 2011 and December 31, 2010.

Guarantees and Indemnification Obligations

As permitted under Oregon law, the Company has agreements whereby it indemnifies its officers, directors and certain finance employees for certain events or occurrences while an officer, director or employee is or was serving in such capacity at the request of the Company. The term of the indemnification period is for the officer's, director's or employee's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. To date, the Company has not incurred any costs associated with these indemnification agreements and, as a result, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2011.

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

The Company provides for the estimated cost of product warranties at the time it recognizes revenue. Products are generally sold with warranty coverage for a period of 24 months after shipment. Parts and labor are covered under the terms of the warranty agreement. The workmanship of the Company's products produced by contract manufacturers is covered under warranties provided by the contract manufacturer for a specified period of time ranging from 12 to 15 months. The warranty provision is based on historical experience. The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its components suppliers; however ongoing failure rates, material usage and service delivery costs incurred in correcting product failure, as well as specific product class failures out of the Company's baseline experience affect the estimated warranty obligation. If actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.

The following is a summary of the change in the Company's warranty accrual reserve (in thousands):

	For the Six Months Ended
	June 30,
	2011	2010
Warranty liability balance, beginning of the period	$3,025	$2,810
Product warranty accruals	1,286	1,835
Utilization of accrual	(1,521)	(1,852)
Warranty liability balance, end of the period	$2,790	$2,793

The warranty liability balance is included in other accrued liabilities in the accompanying Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010.

Note 9 — Basic and Diluted Net Income (Loss) per Share

A reconciliation of the numerator and the denominator used to calculate basic and diluted net income (loss) per share is as follows (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator — Basic
Net income (loss), basic	$190	$590	$(339)	$(458)
Numerator — Diluted
Net income (loss), basic	$190	$590	$(339)	$(458)
Interest on convertible notes, net of tax benefit (A)	—	—	—	—
Net income (loss), diluted	$190	$590	$(339)	$(458)
Denominator — Basic
Weighted average shares used to calculate net income (loss)
per share, basic	24,334	24,104	24,341	24,025
Denominator — Diluted
Weighted average shares used to calculate net income (loss)
per share, basic	24,334	24,104	24,341	24,025
Effect of convertible notes (A)	—	—	—	—
Effect of dilutive restricted stock (B)	122	—	—	—
Effect of dilutive stock options (B)	19	246	—	—
Weighted average shares used to calculate net income (loss)
per share, diluted	24,475	24,350	24,341	24,025
Net income (loss) per share
Basic	$0.01	$0.02	$(0.01)	$(0.02)
Diluted (A), (B)	$0.01	$0.02	$(0.01)	$(0.02)

(A)
For the three and six months June 30, 2011 and 2010, 3.8 million as-if converted shares associated with the Company's 2013 convertible senior notes were excluded from the calculation as their effect would have been anti-dilutive.

(B)	For the three and six months ended June 30, 2011 and 2010, the following equity awards, by type, were excluded from the calculation, as their effect would have been anti-dilutive (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Stock options	2,369	2,399	2,495	2,495
Restricted stock	928	773	1,249	923
Total equity award shares excluded	3,297	3,172	3,744	3,418

Note 10 — Income Taxes

The Company's effective tax rate for the three months ended June 30, 2011 and 2010, differs from the statutory rate primarily due to a full valuation allowance provided against its United States (“U.S.”) net deferred tax assets, Canadian research and experimental development claims, the impact of stock option expense, the amortization of goodwill for tax purposes and taxes on foreign income that differ from the U.S. tax rate. In addition to the aforementioned items, the effective tax rate for the three months ended June 30, 2011 differs from the statutory rate due to the re-measurement of uncertain tax positions related to the examination by the Canada Revenue Agency ("CRA").
The Company utilizes the asset and liability method of accounting for income taxes. The Company records deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon the Company's review of all positive and negative evidence, including its projected three year U.S. cumulative pre-tax book loss and taxable loss, it concluded that a full valuation allowance should continue to be recorded against its U.S. net deferred tax assets at June 30, 2011. In certain other foreign jurisdictions, where the Company does not have cumulative losses or other negative evidence, the Company had net deferred tax assets of $16.6 million at June 30, 2011 and December 31, 2010.  In the future, if the Company determines that it is more likely than not that it will realize its U.S. net deferred tax assets, it will reverse the applicable portion of the valuation allowance and recognize an income tax benefit in the period in which such determination is made.
The Company's unrecognized tax benefits and related interest and penalties during the three months ended June 30, 2011 decreased by $81,000 due to the re-measurement of certain uncertain tax positions related to the examination by the CRA. The ending balance for the unrecognized tax benefits was approximately $1.3 million at June 30, 2011. The related interest and penalties were insignificant. It is reasonably possible that the Company's uncertain tax positions could decrease by approximately $1.1 million in the next twelve months due to tax examination closure.
The Company is currently under examination by the CRA for tax years 2006 through 2008. During the fourth quarter of 2010, the CRA issued proposed adjustment notices. During the three months ended June 30, 2011, the CRA has reissued the proposed adjustments and the Company is in the process of reaching an agreement with CRA with respect to the tax carry-forward attributes to be utilized in future tax years. The Company believes that it has adequately provided for uncertain tax positions at June 30, 2011. However, should the Company experience an unfavorable outcome, it could have a material impact on its results of operations, financial position, and cash flows. The Company is not currently under examination by tax authorities in any other jurisdictions.
Note 11 — Stock-based Compensation

On June 15, 2011 the Company's stockholders approved an amendment to the RadiSys Corporation 2007 Stock Plan. The amendment increased the number of shares of the Company's common stock reserved and authorized for issuance under the plan from 3.7 million to 4.7 million. On May 3, 2011 the Company registered 600,000 shares of its common stock under the RadiSys Corporation Inducement Stock Plan for CCPU Employees (the "CCPU Plan"). The CCPU Plan was adopted without shareholder approval in reliance upon the exception provided under Nasdaq Listing Rule 5635(c)(4) relating to awards granted in connection with the hiring of new employees, including grants to transferred employees in connection with a merger or acquisition. Awards under the CCPU Plan are made only to employees of Continuous Computing or its subsidiaries and became effective upon the completion of the acquisition of Continuous Computing on July 8, 2011. The CCPU Plan provides for the issuance of stock options, restricted shares and restricted stock units.

The following table summarizes the awards granted under the RadiSys Corporation 2007 Stock Plan (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Stock options	53	5	61	58
Restricted stock	196	—	196	34
Total	249	5	257	92

Stock-based compensation was recognized and allocated as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Cost of sales	$170	$202	$355	$446
Research and development	293	297	606	708
Selling, general and administrative	273	1,081	1,176	2,286
Total	$736	$1,580	$2,137	$3,440

Note 12 — Common Stock Repurchase Program

In December 2010, the Board of Directors authorized the repurchase of up to $20 million of the Company's common stock through open-market transactions and privately negotiated transactions from time to time at the discretion of management. The duration of the repurchase program is two years, although it may be extended, suspended or discontinued without prior notice, at the discretion of the Board. Under the program, the Company repurchased common stock with a value of $1.3 million in the first six months of 2011, leaving $18.7 million available for future repurchases of the Company's common stock.

Note 13 — Hedging

The Company’s activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates. The Company manages these risks through the use of forward exchange contracts, designated as foreign currency cash flow hedges, in an attempt to reduce the potentially adverse effects of foreign currency exchange rate fluctuations that occur in the normal course of business. As such, the Company’s hedging activities are all employed solely for risk management purposes. All hedging transactions are conducted with, in the opinion of management, financially stable and reputable financial institutions. For the year ended December 31, 2010 and for the six months ended June 30, 2011, the only hedge instruments executed by the Company are associated with its exposure to fluctuations in the Canadian Dollar which result from obligations such as payroll and rent paid in Canadian Dollar.

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

During the three months ended June 30, 2011, the Company did not enter into any new foreign currency contracts, while during the six months ended June 30, 2011, the Company entered into 12 new foreign currency forward contracts, with total contractual values of $2.2 million. During the three and six months ended June 30, 2010, the Company entered into 12 and 32 new foreign currency forward contracts, with total contractual values of $1.7 million and $4.5 million.

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives are expected to remain highly effective in future periods. For the three and six months ended June 30, 2011 and for the year ended December 31, 2010, the Company had no hedge ineffectiveness.

 A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments designated as cash flow hedges at June 30, 2011 is as follows (in thousands):

	Contractual/Notional Amount	Consolidated Balance Sheet Classification	Estimated Fair Value
Type of Cash Flow Hedge			Asset	(Liability)
Foreign currency forward exchange contracts	$10,464	Other current assets	$561	$—

A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments designated as cash flow hedges at December 31, 2010 is as follows (in thousands):

	Contractual/Notional Amount	Consolidated Balance Sheet Classification	Estimated Fair Value
Type of Cash Flow Hedge			Asset	(Liability)
Foreign currency forward exchange contracts	$12,547	Other current assets	$432	$—

The effect of derivative instruments on the consolidated financial statements for the three months ended June 30, 2011 was as follows (in thousands):

	Effective Portion			Ineffective Portion
Type of Cash Flow Hedge	Hedge Loss Recognized in Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Hedge Gain Reclassified from Accumulated Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Recognized	Hedge Gain (Loss) Recognized
Foreign currency forward exchange contracts	$(55)
		Cost of sales	$20	None	$—
		Research and development	127	None	—
		Selling, general and administrative	31	None	—

The effect of derivative instruments on the consolidated financial statements for the six months ended June 30, 2011 was as follows (in thousands):

	Effective Portion			Ineffective Portion
Type of Cash Flow Hedge	Hedge Gain Recognized in Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Hedge Gain Reclassified from Accumulated Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Recognized	Hedge Gain (Loss) Recognized
Foreign currency forward exchange contracts	$57
		Cost of sales	$35	None	$—
		Research and development	230	None	—
		Selling, general and administrative	74	None	—

The effect of derivative instruments on the consolidated financial statements for the three months ended June 30, 2010 was as follows (in thousands):

	Effective Portion			Ineffective Portion
Type of Cash Flow Hedge	Hedge Loss Recognized in Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Hedge Gain Reclassified from Accumulated Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Recognized	Hedge Gain (Loss) Recognized
Foreign currency forward exchange contracts	$(645)
		Cost of sales	$31	None	$—
		Research and development	208	None	—
		Selling, general and administrative	47	None	—

The effect of derivative instruments on the consolidated financial statements for the six months ended June 30, 2010 was as follows (in thousands):

	Effective Portion			Ineffective Portion
Type of Cash Flow Hedge	Hedge Loss Recognized in Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Hedge Gain Reclassified from Accumulated Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Recognized	Hedge Gain (Loss) Recognized
Foreign currency forward exchange contracts	$(618)
		Cost of sales	$59	None	$—
		Research and development	398	None	—
		Selling, general and administrative	91	None	—

Over the next twelve months, the Company expects to reclassify into earnings a gain of approximately $502,000, currently recorded as other comprehensive income, as a result of the maturity of currently held forward exchange contracts.

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

Note 14 — Segment Information

The Company is one operating segment. This is because results of operations are provided and analyzed at a company wide level. Key resources, decisions, and assessment of performance are also analyzed on a company-wide level. This is the way management organizes the Company for making operating decisions and assessing financial performance by the chief operating decision maker.

Revenues on a product and services basis are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Hardware	$72,377	$68,635	$141,598	$129,399
Software royalties and licenses	4,508	4,463	5,991	8,441
Software maintenance	1,509	599	3,128	2,036
Engineering and other services	1,462	1,314	2,766	2,442
Total revenues	$79,856	$75,011	$153,483	$142,318

Generally, the Company’s customers are not the end-users of its products. The Company ultimately derives its revenues from two end markets as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Next Generation Communications Networks Products	$32,171	$28,591	$62,529	$59,236
Legacy Communications Networks Products	29,472	26,488	52,994	46,498
Total Communications Networks Products	61,643	55,079	115,523	105,734
Medical Products	5,742	9,319	12,844	16,335
Other Commercial Products	12,471	10,613	25,116	20,249
Total Commercial Products	18,213	19,932	37,960	36,584
Total revenues	$79,856	$75,011	$153,483	$142,318

Information about the Company’s geographic revenues and long-lived assets by geographical area is as follows (in thousands):

Geographic Revenues

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
United States	$23,651	$23,277	$42,357	$49,551
Other North America	252	226	592	441
North America	23,903	23,503	42,949	49,992
Europe, the Middle East and Africa (“EMEA”)	16,340	21,345	41,796	39,024
Asia Pacific	39,613	30,163	68,738	53,302
Total	$79,856	$75,011	$153,483	$142,318

Long-lived assets by Geographic Area

	June 30, 2011	December 31, 2010
Property and equipment, net
United States	$6,505	$6,404
Other North America	697	716
EMEA	27	30
Asia Pacific	2,151	2,337
Total property and equipment, net	$9,380	$9,487
Goodwill (A)
EMEA	$160	$160
Total goodwill	$160	$160
Intangible assets, net
United States	$1,101	$1,552
Other North America	519	912
EMEA	2,748	4,624
Total intangible assets, net	$4,368	$7,088

(A)	Goodwill is included in other assets in the Company's Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010.

The following customer accounted for more than 10% of the Company's total revenues:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Nokia Siemens Networks	51.9%	41.4%	47.3%	37.8%

As of June 30, 2011 and December 31, 2010, Nokia Siemens Networks accounted for 59.3% and 32.0% of the Company's total accounts receivable balance.

Note 15 — Subsequent Event

On July 8, 2011, the Company completed its previously announced acquisition of Continuous Computing for approximately $77 million in cash and 2,321,016 shares of the Company's common stock. The aggregate cash amount consists of $73 million plus an additional $4.4 million, reflecting a portion of the value of Continuous Computing's estimated net working capital at the closing of the acquisition and subject to adjustment based on the final net working capital of Continuous Computing at closing. The Company also deposited an additional 1,344,444 shares of its common stock into an escrow account and subject to any indemnification claims, one-half of the shares held therein will be released one year after the closing of the acquisition with the remainder to be released six months thereafter.

In addition, the Company has agreed to make certain earn-out payments based on the amount of royalty revenues generated by a specified set of contracts associated with certain of Continuous Computing's products over a period of 36 months after closing. Earn-out payments will be made in cash in three installments following the 18-, 24- and 36-month anniversaries of July 8, 2011, the closing date, and in each case will equal the amount of such royalty revenues during the immediately preceding 18-month, six-month or 12-month period, as applicable, except that, in lieu of making any and all earn-out payments, the Company may elect after the 18-month anniversary of the closing date to make a one-time payment in cash and/or issuance of common stock with a combined aggregate value of $15 million.

In connection with the acquisition, the Company assumed Continuous Computing's stock incentive plan as to stock options held by continuing employees of Continuous Computing that were not vested on or prior to June 30, 2011, which were converted into options to acquire approximately 320,000 shares of the Company's common stock.

Continuous Computing is a developer of communications systems consisting of highly integrated Advanced Telecommunications Computing Architecture platforms and Trillium protocol software coupled with software Professional Services to complement their full solution offering. Their key customer applications include 3G and 4G Wireless infrastructure, Small Cell base stations, Traffic Management, Internet Offload and Network Security. The acquisition is expected to accelerate the Company's strategy to deliver more differentiated platforms and solutions. Continuous Computing also brings expansion into high growth markets with many new customers, creating meaningful customer diversification.

The Company is in the process of finalizing its appraisals of tangible and intangible assets relating to this acquisition, and the preliminary allocation of the purchase price to the assets acquired and liabilities assumed will be recorded in the Company's financial statements for the period ended September 30, 2011.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

RadiSys Corporation is a leading provider of innovative hardware and software platforms for Next Generation IP-based wireless, wireline and video networks. Our products include our market leading Advanced Telecommunications Computing Architecture ("ATCA") and Internet Protocol ("IP") Media Server platforms as well as application software for new IP-based communications services. These products enable customers to bring new high-value products and services to market with speed and flexibility using the latest technologies and with a lower investment. RadiSys products are used in a wide variety of applications including 3G/4G/long term evolution ("LTE") wireless voice, data and video, Femtocell, Voice over Internet Protocol ("VoIP") and Video over IP communications and conferencing, Voice Quality Enhancement ("VQE"), and secure defense communications. Unless required by context, or as otherwise indicated, “we,” “us,” “our” and similar terms, as well as references to the “Company” and “RadiSys” refer to RadiSys Corporation and include all of our consolidated subsidiaries.

In July 2011, we acquired Continuous Computing Corporation ("Continuous Computing"), a developer of communications systems consisting of highly integrated ATCA platforms and Trillium protocol software coupled with software Professional Services to complement their full solution offering. Continuous Computing's key customer applications include 3G and 4G Wireless infrastructure, Small Cell base stations, Traffic Management, Internet Offload and Network Security. The acquisition is expected to accelerate the Company's strategy to deliver more differentiated platforms and solutions. Continuous Computing also brings expansion into high growth markets with many new customers, creating meaningful customer diversification.

The acquisition also brings us a new combined leadership team.  Mike Dagenais, previously Continuous Computing's President and CEO, is now our Chief Executive Officer.  Mike brings over 25 years of experience in driving transformational change in the telecommunications industry, including prior executive and management positions at Optical Solutions, Convergent Networks, Lucent, and Nortel.

Our Markets

We provide application-ready software and hardware platforms to the following two markets:

Communications Networks

The communications networks market is comprised of two product categories: Next Generation and Legacy Communication Networks products. Included in the Next Generation Communications Networks product group are our ATCA and media server products. Included in the Legacy Communications Networks product group are our legacy wireless products and all other Communications Networks revenues that are not included in the Next Generation Communications Networks group.

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

Commercial Systems

The commercial market consists primarily of solutions and systems for the medical imaging, test and measurement, and aerospace and defense submarkets. Specific applications include:

•	Aerospace and defense: ruggedized terminals, small unmanned ground vehicles and other military applications

•	Small form factor communications

•	Medical imaging: X-Ray machines, MRI scanners, CT scan imaging equipment and ultrasound equipment

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

•
Meaningful traffic growth in the network will require high density, high speed, and high performance systems. RadiSys' ATCA 10G and 40G systems provide 2 to 10 times the density when compared to legacy systems.

•
The industry structure is changing in that Telecommunications Equipment Manufactures (“TEMs”) are focusing more on applications and network operations, while operators and carriers are focusing more on service and content delivery. RadiSys is benefiting from these market shifts and is providing more platforms and solutions to TEMs.

•
Continued emergence, growth and evolution of applications utilizing 4G or LTE, WiMAX networks, Femtocell Gateways, VoIP, IP Communications, Mobile Video, Video Gateways, Video Conferencing, IPTV, IP interactive voice response ("IVR")/ Voice-to-text, IP Messaging, Network Surveillance, Network Security, Aerospace and Defense and Packet Inspection, all of which are supported by ATCA.

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

Long-term customer relationships. We understand what our customers need and work closely with them. Accordingly, we have developed and maintained long-term relationships with many Tier 1 and Tier 2 customers.

Our Strategy

To build market leadership in standards-based advanced infrastructure platforms in our target markets. We believe this strategy enables our customers to focus their resources and development efforts on their key areas of competency, allowing them to provide higher value systems with a time-to-market advantage and a lower total cost. We believe that we are currently the leading vendor in the ATCA and IP Media Server markets. We also believe that we are a leading provider with our COM Express solutions in our targeted markets. We intend to continue to invest significant R&D and sales and marketing resources to build our presence in these market segments.

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

To expand our global customer base. We continue to expand the number of customers that we work with, particularly as more customers become aware of the benefits of standards-based solutions. Our global reach allows us to market our solutions to most of the leading system vendors in our target markets. We are also expanding our customer base through entrance into adjacent markets like aerospace and defense.

To explore new partnerships and strategic acquisitions as a means to build leadership in our target markets. We continue to investigate partnerships and strategic relationships, which can expand the number of solutions we offer and increase our market reach. We also continue to evaluate potential acquisition opportunities to acquire new capabilities, which can help us achieve our strategic goals. For example, in the last five years, we acquired:

•	Convedia Corporation or Convedia®, a closely-held vendor of IP media servers;

•
certain assets of the Modular Communications Platform Division (“MCPD”) business from Intel Corporation (“Intel”), which included ATCA and compact peripheral component interconnect (“PCI”) product lines;

•
the assets of privately-held Pactolus Communications Software Company ("Pactolus"), a developer of Next Generation IP communications solutions for converged time-division multiplexing/internet protocol ("TDM/IP") and session initiation protocol ("SIP") enabled VoIP networks; and

•	Continuous Computing, a developer of communications systems consisting of highly integrated ATCA platforms and Trillium protocol software coupled with software professional services.

Products Overview

Next Generation Communications Networks Products

During the first half of 2011, we announced the new 40G ATCA packet processing module designed to meet the diverse requirements of next generation LTE networks that will be available for early access starting in the second half of 2011. The packet processing module based on a Cavium Networks processor is targeted at applications such as Serving Gateways, Session Boarder Control, Security Gateways, Deep Packet Inspection, Edge Routers, Media Gateways and Mobility Management Entity network elements found in the 4G LTE Evolved Packet Core. The module provides a three times total compute advantage and a two times performance-per-watt advantage over existing modules.

Commercial Products

In the first half of 2011, we achieved International Traffic in Arms Regulations ("ITAR") compliance to allow for full participation as an approved U.S. aerospace and defense solutions supplier.  This compliance should enable us to expand our customer base for industry-leading, commercial off-the-shelf ("COTS") support systems.

Recent Developments

On July 8, 2011, we completed our previously announced acquisition of Continuous Computing for approximately $77 million in cash and 2,321,016 shares of the Company's common stock. The aggregate cash amount consists of $73 million plus an additional $4.4 million, reflecting a portion of the value of Continuous Computing's estimated net working capital at the closing of the acquisition and subject to adjustment based on the final net working capital of Continuous Computing at closing. We also deposited an additional 1,344,444 shares of our common stock into an escrow account and subject to any indemnification claims, one-half of the shares held therein will be released one year after the closing of the acquisition with the remainder to be released six months thereafter.

In addition, we have agreed to make certain earn-out payments based on the amount of royalty revenues generated by a specified set of contracts associated with certain of Continuous Computing's products over a period of 36 months after closing. Earn-out payments will be made in cash in three installments following the 18-, 24- and 36-month anniversaries of July 8,

2011, the closing date, and in each case will equal the amount of such royalty revenues during the immediately preceding 18-month, six-month or 12-month period, as applicable, except that, in lieu of making any and all earn-out payments, we may elect after the 18-month anniversary of the closing date to make a one-time payment in cash and/or issuance of common stock with a combined aggregate value of $15 million.

In connection with the acquisition, we assumed Continuous Computing's stock incentive plan as to stock options held by continuing employees of Continuous Computing that were not vested on or prior to June 30, 2011, which were converted into options to acquire approximately 320,000 shares of our common stock.

Financial Results

Total revenue for the three and six months ended June 30, 2011 was $79.9 million and $153.5 million as compared to total revenue of $75.0 million and $142.3 million for the three and six months ended June 30, 2010. Backlog grew 41% during the six months ended June 30, 2011 from $43.9 million at December 31, 2010 to $61.9 million at June 30, 2011. Backlog includes all purchase orders scheduled for delivery within 12 months. The increase in revenues for the three and six months ended June 30, 2011 compared to the same period in 2010 was due to increased revenues from our Communications Networks products and Other Commercial products, partially offset by decreases in revenue from our Medical products.

Gross margins as a percentage of revenues were 29.8% and 28.7% for the three and six months ended June 30, 2011 as compared to 29.7% and 29.9% for the three and six months ended June 30, 2010. Gross margin as a percentage of revenues was unfavorably impacted by the expected decline in gross margins on our Legacy products which was partially offset by a reduction in the amortization of purchased technology and increased margins from our ATCA products.

Net income for the three months ended June 30, 2011 and 2010 was $190,000 and $590,000 compared to a net loss of $339,000 and $458,000 for the six months ended June 30, 2011 and 2010. For the three and six months ended June 30, 2011, net income (loss) was impacted by increased operating expenses and lower margins on increased revenues, offset by a decline in the amortization of purchased technology. Operating expenses increased $2.0 million and $0.9 million in the three and six months ended June 30, 2011 compared to the same prior-year periods due to expenses associated with our acquisition of Continuous Computing and increased restructuring activities.

Cash and cash equivalents amounted to $135.6 million and $129.1 million at June 30, 2011 and December 31, 2010. The increase in cash and cash equivalents was primarily due to cash generated from operating activities of $9.5 million. These cash inflows were offset by repurchases of our common stock for $1.3 million and capital expenditures of $2.1 million.

Critical Accounting Policies and Estimates

We reaffirm our critical accounting policies and use of estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no significant changes during the six months ended June 30, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010 except as discussed in Note 1 - Significant Accounting Policies - Recent Accounting Pronouncements of the Notes to Unaudited Consolidated Financial Statements.

Results of Operations

The following table sets forth certain operating data as a percentage of revenues for the three and six months ended June 30, 2011 and 2010:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales:
Cost of sales	68.7	68.0	69.8	67.7
Amortization of purchased technology	1.5	2.3	1.5	2.4
Total cost of sales	70.2	70.3	71.3	70.1
Gross margin	29.8	29.7	28.7	29.9
Research and development	12.0	12.8	12.1	13.6
Selling, general, and administrative	13.6	15.4	14.3	16.0
Intangible assets amortization	0.2	0.2	0.3	0.2
Restructuring and acquisition-related charges, net	3.2	(0.1)	1.6	—
Income from operations	0.8	1.4	0.4	0.1
Interest expense	(0.6)	(0.7)	(0.6)	(0.8)
Interest income	—	0.3	—	0.4
Other income (expense), net	—	—	(0.1)	—
Income (loss) before income tax expense (benefit)	0.2	1.0	(0.3)	(0.3)
Income tax expense (benefit)	—	0.2	(0.1)	—
Net income (loss)	0.2%	0.8%	(0.2)%	(0.3)%

Comparison of the Three and Six Months Ended June 30, 2011 and 2010

Revenues

Revenues increased $4.8 million to $79.9 million in the three months ended June 30, 2011 from $75.0 million in the three months ended June 30, 2010. Revenues increased $11.2 million to $153.5 million in the six months ended June 30, 2011 from $142.3 million in the six months ended June 30, 2010.

The following table sets forth our revenues by market (in thousands):

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Next Generation Communications Networks Products	$32,171	$28,591	12.5%	$62,529	$59,236	5.6%
Legacy Communications Networks Products	29,472	26,488	11.3	52,994	46,498	14.0
Total Communications Networks Products	61,643	55,079	11.9	115,523	105,734	9.3
Medical Products	5,742	9,319	(38.4)	12,844	16,335	(21.4)
Other Commercial Products	12,471	10,613	17.5	25,116	20,249	24.0
Total Commercial Products	18,213	19,932	(8.6)	37,960	36,584	3.8
Total revenues	$79,856	$75,011	6.5	$153,483	$142,318	7.8

Communications Networks Product Group

Revenues in the Communications Networks market increased $6.6 million to $61.6 million for the three months ended June 30, 2011, from $55.1 million for the three months ended June 30, 2010. For the six months ended June 30, 2011, revenues in the Communications Networks market increased $9.8 million to $115.5 million from $105.7 million in the same period in 2010.

The increase in revenue for the three and six months ended June 30, 2011 compared to the same periods in 2010 reflects a $3.6 million and a $3.3 million increase in our Next Generation Communications Networks products and a $3.0 million and a $6.5 million increase in revenues from our Legacy Communications Networks products.

For the periods presented, increased revenues from our Next Generation Communications Networks products reflect increased revenue from our ATCA products primarily due to increased LTE deployments, partially offset by a decline in revenue of our ATCA blades used in telecommunication network monitoring equipment due to the timing of carrier deployments which we expect to accelerate during the second half of 2011. In addition, for the six months ended June 30, 2011, revenue benefited from a significant last-time buy of an older generation ATCA product. For the periods presented, increased revenues from our Legacy Communications Networks products reflect a near-term increase in market share with an existing customer.

Commercial Products Group

Revenues in the Commercial Products market decreased $1.7 million to $18.2 million for the three months ended June 30, 2011 from $19.9 million for the three months ended June 30, 2010. Revenues in the Commercial Products market increased $1.4 million to $38.0 million for the six months ended June 30, 2011 from $36.6 million in the same period in 2010. The decrease in revenue for the three months ended June 30, 2011 reflects a $3.6 million decrease in revenues from our Medical products, partially offset by a $1.9 million increase in revenues from our Other Commercial products. Increased revenues for the six months ended June 30, 2011 were the result of a $4.9 million increase in revenues from our Other Commercial products and partially offset by a $3.5 million decline in revenues from our Medical products. Revenues from our Other Commercial products reflect increased sales of our COM Express products to a customer in the telecommunications industry. Revenues from our Medical products decreased primarily due to a decline in revenues from our Rack Mount Server product line.

Given the dynamics of these markets, we may experience general fluctuations in the percentage of revenue attributable to each market. As a result, the quarter to quarter and year to year comparisons of our markets often are not indicative of overall economic trends affecting the long-term performance of our markets.

Revenue by Geography

The following tables outline overall revenue dollars and the percentage of revenues, by geographic region, for the three and six months ended June 30, 2011 and 2010:

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
North America	$23,903	$23,503	1.7%	$42,949	$49,992	(14.1)%
Europe, the Middle East and Africa ("EMEA")	16,340	21,345	(23.4)	41,796	39,024	7.1
Asia Pacific	39,613	30,163	31.3	68,738	53,302	29.0
Total	$79,856	$75,011	6.5	$153,483	$142,318	7.8

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
North America	29.9%	31.3%	28.0%	35.1%
EMEA	20.5	28.5	27.2	27.4
Asia Pacific	49.6	40.2	44.8	37.5
Total	100.0%	100.0%	100.0%	100.0%

North America. Revenues from the North America region for the three months ended June 30, 2011 compared to the same period in 2010 were relatively flat. Revenues from the North America region decreased $7.0 million to $42.9 million for the six months ended June 30, 2011 from $50.0 million for the six months ended June 30, 2010. The decrease in overall revenues from North America was primarily attributable to decreases in revenue from our ATCA blades that are used in telecommunication network monitoring equipment and partially offset by an increase in revenue from our Other Commercial products, which primarily reflects an increase in revenue from our COM Express products.

EMEA. Revenues from the EMEA region decreased $5.0 million to $16.3 million for the three months ended June 30, 2011 from $21.3 million for the three months ended June 30, 2010. Revenues from the EMEA region increased $2.8 million to $41.8 million for the six months ended June 30, 2011 from $39.0 million for the six months ended June 30, 2010. For the three months ended June 30, 2011, revenue declined compared to the same period in 2010 due to decreased revenues from our Medical products. For the six months ended June 30, 2011, revenue increased due to increased revenues from our Medical products group and partially offset by decreased revenues from our Next Generation Communications Networks products.

Asia Pacific. Revenues from the Asia Pacific region increased $9.5 million to $39.6 million for the three months ended June 30, 2011 from $30.2 million in the same period of 2010. Revenues from the Asia Pacific region increased $15.4 million to $68.7 million for the six months ended June 30, 2011 from $53.3 million in the same period of 2010. The increase was the result of a near-term increase in revenues from our Legacy Communications Networks products and increased revenues from our Next Generation Communications Networks products due primarily to LTE deployments.

We currently expect continued fluctuations in the percentage of revenue from each geographic region. Additionally, we expect non-U.S. revenues to remain a significant portion of our revenues.

Gross Margin

Gross margin as a percentage of revenues increased 0.1 percentage points to 29.8% for the three months ended June 30, 2011 from 29.7% for the three months ended June 30, 2010. Gross margin as a percentage of revenues decreased 1.2 percentage points to 28.7% for the six months ended June 30, 2011 from 29.9% in the same period in 2010. Gross margin was unfavorably impacted for the three and six months ended June 30, 2011 compared to same periods in 2010 due to the continued deterioration of gross margin for our Legacy Communications Networks products. The decline is due to the end of life for our higher margin Legacy Communications Networks products combined with competitive pricing pressure on our newer Legacy Communications Networks products. Gross margin was favorably impacted due to lower amortization of purchased technology and increased gross margins from our ATCA products. Amortization of purchased technology decreased by $0.6 million and $1.1 million for the three and six months ended June 30, 2011 compared to the same periods in 2010 due to MCPD purchased-technology licenses that have become fully amortized.

Operating Expenses

The following table summarizes our operating expenses (in thousands):

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Research and development	$9,600	$9,605	(0.1)%	$18,607	$19,311	(3.6)%
Selling, general and administrative	10,875	11,583	(6.1)	21,910	22,805	(3.9)
Intangible assets amortization	192	186	3.2	384	346	11.0
Restructuring and acquisition-related charges, net	2,481	(176)	NM	2,521	25	NM
Total	$23,148	$21,198	9.2	$43,422	$42,487	2.2

Research and Development

R&D expenses consist primarily of salary, bonuses and benefits for product development staff, and cost of design and development supplies and equipment, net of reimbursements for nonrecurring engineering services. R&D expense for the three months ended June 30, 2011 compared to same period in 2010 was flat as the decline in payroll-related costs from reduced headcount was offset by increased temporary labor and incentive compensation. R&D expenses decreased $704,000 to $18.6 million for the six months ended June 30, 2011 from $19.3 million for the six months ended June 30, 2010. The decrease is due primarily to lower payroll and payroll-related costs resulting from a reduction in overall headcount.

Selling, General, and Administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of salary, commissions, bonuses and benefits for sales, marketing, executive and administrative personnel, as well as professional services and costs of other general corporate activities. SG&A expenses decreased $708,000 to $10.9 million for the three months ended June 30, 2011 from $11.6 million for the same period in 2010. SG&A expenses decreased $895,000 to $21.9 million for the six months ended June 30, 2011 from $22.8 million for the same period in 2010. The decrease in SG&A expense was due primarily to a decrease in stock-based compensation and facilities expense. Stock-based compensation expense decreased $844,000 and $1.3 million for the three and six months ended June 30, 2011 compared to the same periods in 2010 primarily due to the reversal of LTIP expense for a named executive officer who forfeited shares upon his departure as a result of not completing the requisite service period. The decrease in facilities expense was a direct result of renegotiating the lease for our headquarters during the fourth quarter of 2010.

Intangible Assets Amortization

Intangible assets amortization increased for the six months ended June 30, 2011 due to the acquisition of Pactolus in the first quarter of 2010. We perform reviews for impairment of the purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Restructuring and Acquisition-Related Charges, Net

Restructuring and acquisition-related charges include expenses associated with restructuring activities as well as integration, transaction and legal fees, and retention bonuses incurred in connection with our acquisition of Continuous Computing. We evaluate the adequacy of the accrued restructuring and other charges on a quarterly basis. As a result, we record reversals to the accrued restructuring in the period in which we determine that expected restructuring and other obligations are less than the amounts accrued.

The increase in restructuring and acquisition-related charges for the three and six months ended June 30, 2011 is due to expenses associated with our acquisition of Continuous Computing including legal and investment banking fees of $1.6 million and restructuring activities related to severance costs for two employees. For additional information concerning our restructuring activities see Note 5 - Accrued Restructuring and Acquisition-Related Charges of the Notes to the Unaudited Consolidated Financial Statements.

Stock-based Compensation Expense

Included within costs of sales, R&D and SG&A are expenses associated with stock-based compensation. Stock-based compensation expense consists of amortization of stock-based compensation associated with unvested stock options, restricted stock units issued to employees under the 2007 stock plan and the long-term incentive plan ("LTIP"), and the employee stock purchase plan (“ESPP”).

We incurred and recognized stock-based compensation expense as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Cost of sales	$170	$202	$355	$446
Research and development	293	297	606	708
Selling, general and administrative	273	1,081	1,176	2,286
Total	$736	$1,580	$2,137	$3,440

Non-Operating Expenses

The following table summarizes our non-operating expenses (in thousands):

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Interest expense	$(456)	$(548)	(16.8)%	$(952)	$(1,116)	(14.7)%
Interest income	35	196	(82.1)	91	507	(82.1)
Other income (expense), net	(47)	42	NM	(140)	21	NM
Total	$(468)	$(310)	51.0%	$(1,001)	$(588)	70.2%

Interest Expense

Interest expense includes interest incurred on our convertible notes and our lines of credit. The decrease in interest expense during the three and six months ended June 30, 2011, compared to the same periods in 2010, was due to a decrease in the outstanding balance on our revolving line of credit. During 2011, we had no outstanding balances on our line of credit.

Interest Income

Interest income decreased for the three and six months ended June 30, 2011 due to a decline in the weighted average balance of interest bearing investments held coupled with a decline in the average yield on investments.

Income Tax Provision

We recorded a tax benefit of $46,000 and a tax provision of $187,000 for the three months ended June 30, 2011 and 2010. We recorded tax benefits of $95,000 and $36,000 for the six months ended June 30, 2011 and 2010. Our effective tax rate for the three months ended June 30, 2011 and 2010 was (31.3)% and 24.1%.  The effective tax rate fluctuations are primarily due to the jurisdictions in which pretax income (loss) is being earned and income tax rate differences between the jurisdictions.  The effective tax rate for the three months ended June 30, 2011 was increased by the re-measurement of uncertain tax positions related to the Canadian tax examination.

Liquidity and Capital Resources

The following table summarizes selected financial information as of the dates indicated and for the three months ended June 30, 2011 and 2010 and for the year ended December 31, 2010:

	June 30, 2011	December 31, 2010	June 30, 2010
	(Dollar amounts in thousands)
Cash and cash equivalents	$135,632	$129,078	$122,012
Restricted cash	—	—	25,796
Cash and cash equivalents and investments	$135,632	$129,078	$147,808
Working capital	$151,877	$147,049	$143,404
Accounts receivable, net	$48,748	$42,855	$43,211
Inventories, net	$15,954	$15,178	$15,216
Accounts payable	$37,703	$29,190	$32,305
Revolving line of credit	$—	$—	$17,327
2013 convertible senior notes	$50,000	$50,000	$50,000
Days sales outstanding (A)	56	55	53

(A)	Based on ending net trade receivables divided by daily revenue (quarterly revenue, annualized and divided by 365 days).

Cash Flows

Cash and cash equivalents increased by $6.6 million to $135.6 million at June 30, 2011 from $129.1 million at December 31, 2010. As of June 30, 2011, the amount of cash held by foreign subsidiaries was $19.6 million. If these funds are needed for our operations in the U.S., we would be required to accrue U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not require us to repatriate them to fund our U.S. operations. Any repatriation may not result in actual cash payments as the taxable event would likely be offset by the utilization of the then-available net operating losses and tax credits.

Activities impacting cash and cash equivalents are as follows:

	For the Six Months Ended
	June 30,
	2011	2010
	(In thousands)
Cash provided by operating activities	$9,493	$15,293
Cash provided by (used in) investing activities	(2,642)	28,989
Cash used in financing activities	(491)	(22,726)
Effects of exchange rate changes	194	(216)
Net increase in cash and cash equivalents	$6,554	$21,340

Cash provided by operating activities in the six months ended June 30, 2011 was $9.5 million and consisted of a net loss of $339,000, adjustments for non-cash items of $8.5 million and cash provided by working capital and other activities of $1.4 million. Adjustments for non-cash items primarily consisted of $2.1 million of stock-based compensation expense, $5.0 million of depreciation and amortization expense, and $822,000 for the change in inventory valuation allowance. In addition, the increase in cash from changes in working capital activities consisted of an increase in accounts payable of $8.5 million and deferred income of $2.9 million and offset by increases in accounts and other receivables of $7.3 million and inventories, including inventory deposit, of $2.2 million. Accounts payable increased due to higher business volumes and an increase in days to pay. The increase in deferred income is primarily due to billings that were not recognized as income due to undelivered elements or acceptance provisions associated with certain arrangements. Accounts receivable increased due to increased sales and an increase in the days sales outstanding. The increase in inventory deposit was due primarily to building up increased inventory levels at our contract manufacturers in order to reduce lead times. These increased inventory levels have required us to increase our inventory deposit with one of our contract manufacturers to cover inventory that exceeded current forecasted demand.

Cash provided by operating activities in the six months ended June 30, 2010 was $15.3 million and consisted of net loss of $458,000, adjustments for non-cash items of $10.7 million and cash provided by working capital and other activities of $5.1 million. Adjustments for non-cash items primarily consisted of $3.4 million of stock-based compensation expense and $6.3 million of depreciation and amortization expense on property and equipment. In addition, the increase in cash from changes in working capital activities primarily consisted of an increase in accounts payable of $3.2 million, a decrease of $3.2 million in accounts and other receivables due to the timing of billing processing and collections, and to a lesser extent by an increase in deferred income of $1.2 million, partially offset by a decrease of $2.2 million in accrued restructuring due primarily to expected payments associated with restructuring activities,

Cash used in investing activities in the six months ended June 30, 2011 of $2.6 million was primarily attributable to capital expenditures of $2.1 million related principally to infrastructure to support our contract manufacturing model as well as our transfer to one contract manufacturer and cash consideration used in the purchase of other assets of $500,000.

Cash provided by investing activities in the six months ended June 30, 2010 of $29.0 million was attributable to $62.2 million of gross proceeds from the settlement of auction rate securities offset by a $25.8 million decrease in cash restricted as to use as the funds were held as collateral against the outstanding line of credit with UBS which was subsequently settled in the third quarter of 2010. Additional uses of cash included $3.4 million for the acquisition of Pactolus, $2.6 million for the purchase of other assets, and $1.9 million in capital expenditures principally related to office equipment and software.

Cash used in financing activities in the six months ended June 30, 2011 of $491,000 was primarily driven by repurchases of our common stock of $1.3 million under the Company's repurchase program and offset by cash received for net payments related to stock-based award activities of $914,000. As more fully discussed in Note 12 - Common Stock Repurchase Program of the Notes to the Unaudited Consolidated Financial Statements, we are authorized to repurchase an additional $18.7 million of common stock.

Cash used in financing activities in the six months ended June 30, 2010 of $22.7 million was primarily related to $24.0 million in net repayments on our revolving UBS line of credit and offset by cash received for net payments related to stock-based award activities of $1.6 million.

Changes in foreign currency rates had a favorable impact on our cash balances of $194,000 during the six months ended June 30, 2011. Due to our international operations where transactions are recorded in functional currencies other than the U.S. Dollar, the effects of changes in foreign currency exchange rates on existing cash balances during any given period results in amounts on the Consolidated Statements of Cash Flows that may not reflect the changes in the corresponding accounts on the Consolidated Balance Sheets.

As of June 30, 2011 and December 31, 2010, working capital was $151.9 million and $147.0 million, respectively. Working capital increased $4.8 million as our current assets and current liabilities increased $15.4 million and $10.6 million, respectively. The increase in our current asset and liabilities balance were primarily due to increases in our accounts receivable and payable balances resulting from increased revenue.

Lines of Credit

Silicon Valley Bank

We have a $30.0 million secured revolving line of credit agreement with Silicon Valley Bank ("SVB") that matures September 30, 2012. The credit facility is subject to a borrowing base and secured by our accounts receivable. Our line of credit availability is calculated based upon the composition of our trade accounts receivable and is subject to certain covenants including maintaining a current ratio greater than 1.5x, adjusted EBITDA greater than zero, as measured on a rolling four quarter basis, and annual capital expenditures of less than $8 million.  Based upon current trade accounts receivable composition, current asset and current liability account balances and financial performance, as well as balances following the July 8, 2011 acquisition of Continuous Computing, the full $30 million line of credit is available to the Company without a review of the borrowing base.  Our $50 million of convertible debt becomes due in February 2013.  In February 2012, this debt will reclassify to a current liability and may result in a current ratio less than 1.5x, and therefore, the availability of our line of credit could be limited. Borrowings under the credit facility bear interest at the prime rate, which was 3.25% as of June 30, 2011, or the LIBOR rate, which was 0.19% as of June 30, 2011, plus 1.25%, with either interest rate determined by our election. We are required to make interest payments monthly. We are further required to pay a commitment fee equal to 0.08% of the $30.0 million maximum borrowing limit on an annual basis, and to pay quarterly in arrears an unused facility fee in an amount equal to 0.375% per year of the unused amount of the facility. In addition, the credit facility provides sub-facilities for letters of credit and foreign exchange contracts to be issued on our behalf.

The credit facility requires us to make and maintain certain financial covenants, representations, warranties and other agreements that are customary in credit agreements of this type, which are disclosed in full in our Annual Report on Form 10-K for the year ended December 31, 2010. As of June 30, 2011, we are in compliance with all covenants associated with our line of credit agreement with SVB.

As of June 30, 2011 and December 31, 2010, respectively, we had no outstanding balances on the line of credit or letters of credit issued on our behalf.

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

As of June 30, 2011 and December 31, 2010, we had outstanding 2013 convertible senior notes with a face value of $50.0 million.

Contractual Obligations

Our contractual obligations as of December 31, 2010 are summarized in Item 7 - "Management's Discussion and Analysis - Liquidity and Capital Resources - Contractual Cash Obligations," of the Company's Annual Report on Form 10-K for the year ended December 31, 2010. For the six months ended June 30, 2011, there have been no material changes in our contractual obligations, except for agreements entered into regarding new foreign currency forward contracts with total contractual values of $2.2 million that mature in 2012.

In addition to the above, as discussed in Note 10 - Income Taxes of the Notes to the Unaudited Consolidated Financial Statements, we have approximately $1.3 million associated with unrecognized tax benefits. These liabilities are primarily included as a component of “other accrued liabilities” in our Consolidated Balance Sheet as we do not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but do not believe that the ultimate settlement of our obligations will materially affect our liquidity.

Off-Balance Sheet Arrangements

We do not engage in any activity involving special purpose entities or off-balance sheet financing.

Liquidity Outlook

At June 30, 2011, our cash and cash equivalents amounted to $135.6 million. On July 8, 2011 we completed our acquisition of Continuous Computing for initial cash consideration of approximately $77 million subject to net working capital adjustments and earn-out provisions, as more fully discussed in Note 15 - Subsequent Event of the Notes to the Unaudited Consolidated Financial Statements. We believe that our current cash and cash equivalents, the cash generated from operations and our line of credit facility will satisfy our short and long-term expected working capital needs, capital expenditures, acquisitions, stock repurchases, and other liquidity requirements associated with our existing business operations.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements including:

•	expectations and goals for revenues, gross margin, R&D expenses, SG&A expenses and profits;

•	the impact of our restructuring events on future operating results;

•	our projected liquidity;

•	future operations and market conditions;

•	industry trends or conditions and the business environment;

•	future levels of inventory and backlog and new products introductions;

•	expected synergies and other expense savings and operational and administrative efficiencies, opportunities, timing, expense and effects of the acquisition of Continuous Computing;

•	financial performance, revenue growth, management changes or other attributes of RadiSys following the acquisition; and

•	other statements that are not historical facts.

All statements that relate to future events or to our future performance are forward-looking statements. In some cases, forward-looking statements can be identified by terms such as “may,” “will,” “should,” “expect,” “plans,” “seeks,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “seek to continue,” “intends,” or other comparable terminology. These forward-looking statements are made pursuant to safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or our industries’ actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

These factors include, among others, the Company's high degree of customer concentration, the Company's transition to one contract manufacturer and use of the single contract manufacturer in the future for the significant portion of the production of our products, the anticipated amount and timing of revenues from design wins due to the Company's customers' product development schedule, cancellations or delays, matters affecting the embedded system industry, including changes in industry standards, changes in customer requirements and new product introductions, currency exchange rate fluctuations, changes in tariff and trade policies and other risks associated with foreign operations, actions by regulatory authorities or other third parties, actions by Continuous Computing's shareholders, costs and difficulties related to integration of acquired businesses, delays, costs and difficulties related to the transaction, market conditions, performance and customer acceptance of the Trillium line of products, the combined companies' financial results and performance, satisfaction of closing conditions, and other factors described in "Risk Factors" and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2010, as updated in the subsequent quarterly reports on Form 10-Q. Although forward-looking statements help provide additional information about us, investors should keep in mind that forward-looking statements are only predictions, at a point in time, and are inherently less reliable than historical information.

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

Based on our policy, we have established a foreign currency exposure management program which uses derivative foreign exchange contracts to address nonfunctional currency exposures. In order to reduce the potentially adverse effects of foreign currency exchange rate fluctuations, we may enter into forward exchange contracts. These hedging transactions limit our exposure to changes in the U.S. Dollar/Canadian Dollar exchange rate, and as of June 30, 2011 the total notional or contractual value of the contracts we held was $10.5 million. These contracts will mature over the next 17 months.

Holding other variables constant, a 10% adverse fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Canadian Dollar would require an adjustment of $990,000, reversing our hedge asset and creating a hedge liability as of June 30, 2011, in the amount of $429,000. A 10% favorable fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Canadian Dollar would result in an adjustment of $1.2 million and our total hedge asset as of June 30, 2011, would be $1.8 million. We do not expect a 10% fluctuation to have any impact on our operating results as the underlying hedged transactions will move in an equal and opposite direction. As of June 30, 2011 our hedged positions are associated with our exposure to movements in the Canadian Dollar. If there is an unfavorable movement in the Canadian Dollar relative to our hedged positions this would be offset by reduced expenses, after conversion to the U.S. Dollar, associated with obligations paid for in the Canadian Dollar.

Convertible Notes. The fair value of the 2013 convertible senior notes is sensitive to interest rate changes as well as changes in our stock price. Interest rate changes would result in an increase or decrease in the fair value of the 2013 convertible senior notes due to differences between market interest rates and rates in effect at the inception of the obligation. Fluctuations in our stock price would result in an increase or decrease in the fair value of the 2013 convertible senior notes due to the value of the notes derived from the conversion feature. Unless we elect to repurchase our 2013 convertible senior notes in the open market, changes in the fair value of the senior convertible notes have no impact on our cash flows or Consolidated Financial Statements. The estimated fair value of the 2013 convertible senior notes was $46.5 million and $49.1 million at June 30, 2011 and December 31, 2010, respectively.

Item 4. Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective.

During our most recent fiscal quarter ended June 30, 2011, no change occurred in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

We may not realize the anticipated benefits of the acquisition of Continuous Computing, and integration of the Continuous Computing business may disrupt our operations and may adversely affect our future results.

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

2.2
Amendment No. 1 to Agreement and Plan of Merger by and among RadiSys Corporation, an Oregon corporation, RadiSys Holdings, Inc., a Delaware corporation, and Continuous Computing Corporation, a Delaware corporation, dated June 22, 2011, incorporated by reference to Exhibit 2.1 to RadiSys Corporation's Current Report on Form 8-K filed with the SEC on July 8, 2011, SEC File No.000-26844.

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

10.1*
RadiSys Corporation Inducement Stock Plan for CCPU Employees, incorporated by reference from Exhibit 4.4 of the Company's Registration Statement on Form S-8 filed on May 3, 2011, SEC File No. 333.-173885.

10.2*
Form of Notice of Option Grant for United States employees for RadiSys Corporation Inducement Stock Plan for CCPU Employees, incorporated by reference from Exhibit 4.5 of the Company's Registration Statement on Form S-8 filed on May 3, 2011, SEC File No. 333.-173885.

10.3*
Form of Notice of Option Grant for international employees for RadiSys Corporation Inducement Stock Plan for CCPU Employees, incorporated by reference from Exhibit 4.6 of the Company's Registration Statement on Form S-8 filed on May 3, 2011, SEC File No. 333.-173885.

10.4*
Form of Restricted Stock Unit Grant Agreement for United States employees for RadiSys Corporation Inducement Stock Plan for CCPU Employees, incorporated by reference from Exhibit 4.7 of the Company's Registration Statement on Form S-8 filed on May 3, 2011, SEC File No. 333.-173885.

10.5*
Form of Restricted Stock Unit Grant Agreement for international employees for RadiSys Corporation Inducement Stock Plan for CCPU Employees, incorporated by reference from Exhibit 4.8 of the Company's Registration Statement on Form S-8 filed on May 3, 2011, SEC File No. 333.-173885.

10.6*
Sixth Amended and Restated Continuous Computing Corporation 1998 Stock Incentive Plan, incorporated by reference from Exhibit 4.4 of the Company's Registration Statement on Form S-8 filed on July 12, 2011, SEC File No. 333.-175510.

10.7*
Amendment to Sixth Amended and Restated Continuous Computing Corporation 1998 Stock Incentive Plan, dated June 23, 2011, incorporated by reference from Exhibit 4.5 of the Company's Registration Statement on Form S-8 filed on July 12, 2011, SEC File No. 333.-175510.

10.8*
Amendment to Sixth Amended and Restated Continuous Computing Corporation 1998 Stock Incentive Plan, dated July 6, 2011 incorporated by reference from Exhibit 4.6 of the Company's Registration Statement on Form S-8 filed on July 12, 2011, SEC File No. 333.-175510.

10.9*
Notice of Option Assumption and Conversion under the Sixth Amended and Restated Continuous Computing Corporation 1998 Stock Incentive Plan for U.S. employees, incorporated by reference from Exhibit 4.7 of the Company's Registration Statement on Form S-8 filed on July 12, 2011, SEC File No. 333.-175510

10.10*
Notice of Option Assumption and Conversion under the Sixth Amended and Restated Continuous Computing Corporation 1998 Stock Incentive Plan for non-U.S. employees, incorporated by reference from Exhibit 4.8 of the Company's Registration Statement on Form S-8 filed on July 12, 2011, SEC File No. 333.-175510.

10.11*
Employment Agreement dated May 1, 2011 between RadiSys Corporation and Michel Dagenais, incorporated by reference to Exhibit 10.1 to RadiSys Corporation's Current Report on Form 8-K filed with the SEC on May 3, 2011, SEC File No.000-26844.

10.12*
Executive Change of Control Agreement dated May 2, 2011 between RadiSys Corporation and Michel Dagenais, incorporated by reference to Exhibit 10.2 to RadiSys Corporation's Current Report on Form 8-K filed with the SEC on May 3, 2011, SEC File No.000-26844.

10.13*
Executive Severance Agreement dated May 2, 2011 between RadiSys Corporation and Michel Dagenais, incorporated by reference to Exhibit 10.3 to RadiSys Corporation's Current Report on Form 8-K filed with the SEC on May 3, 2011, SEC File No.000-26844.

10.14*
Amended & Restated Executive Change of Control Agreement dated May 2, 2011 between RadiSys Corporation and Brian Bronson incorporated by reference to Exhibit 10.4 to RadiSys Corporation's Current Report on Form 8-K filed with the SEC on May 3, 2011, SEC File No.000-26844.

10.15*
Amended & Restated Executive Severance Agreement dated May 2, 2011 between RadiSys Corporation and Brian Bronson, incorporated by reference to Exhibit 10.5 to RadiSys Corporation's Current Report on Form 8-K filed with the SEC on May 3, 2011, SEC File No.000-26844.

10.16*/**	Transition Services Agreement dated May 13, 2011 between RadiSys Corporation and Anthony Ambrose.

10.17*
Integration Services Agreement dated May 2, 2011 between RadiSys Corporation and Scott Grout, incorporated by reference to Exhibit 10.6 to RadiSys Corporation's Current Report on Form 8-K filed with the SEC on May 3, 2011, SEC File No.000-26844.

31.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

101.LAB***	XBRL Taxonomy Extension Label Linkbase

101.PRE***	XBRL Taxonomy Presentation Linkbase

101.DEF***	XBRL Taxonomy Definition Linkbase

*	This Exhibit constitutes a management contract or compensatory plan or arrangement

**	Filed herewith

***
Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADISYS CORPORATION
Dated:	August 5, 2011	By:	/s/ MICHEL DAGENAIS
Michel Dagenais
Chief Executive Officer

Dated:	August 5, 2011	By:	/S/ BRIAN BRONSON
Brian Bronson
President, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No	Description
2.1	Merger Agreement between the Company and Continuous Computing Corporation dated May 2, 2011 incorporated by reference from Exhibit 2.1 in the Company's Current Report on Form 8-K filed on May 3, 2011.

2.2
Amendment No. 1 to Agreement and Plan of Merger by and among RadiSys Corporation, an Oregon corporation, RadiSys Holdings, Inc., a Delaware corporation, and Continuous Computing Corporation, a Delaware corporation, dated June 22, 2011, incorporated by reference to Exhibit 2.1 to RadiSys Corporation's Current Report on Form 8-K filed with the SEC on July 8, 2011, SEC File No.000-26844.

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

10.1*
RadiSys Corporation Inducement Stock Plan for CCPU Employees, incorporated by reference from Exhibit 4.4 of the Company's Registration Statement on Form S-8 filed on May 3, 2011, SEC File No. 333.-173885.

10.2*
Form of Notice of Option Grant for United States employees for RadiSys Corporation Inducement Stock Plan for CCPU Employees, incorporated by reference from Exhibit 4.5 of the Company's Registration Statement on Form S-8 filed on May 3, 2011, SEC File No. 333.-173885.

10.3*
Form of Notice of Option Grant for international employees for RadiSys Corporation Inducement Stock Plan for CCPU Employees, incorporated by reference from Exhibit 4.6 of the Company's Registration Statement on Form S-8 filed on May 3, 2011, SEC File No. 333.-173885.

10.4*
Form of Restricted Stock Unit Grant Agreement for United States employees for RadiSys Corporation Inducement Stock Plan for CCPU Employees, incorporated by reference from Exhibit 4.7 of the Company's Registration Statement on Form S-8 filed on May 3, 2011, SEC File No. 333.-173885.

10.5*
Form of Restricted Stock Unit Grant Agreement for international employees for RadiSys Corporation Inducement Stock Plan for CCPU Employees, incorporated by reference from Exhibit 4.8 of the Company's Registration Statement on Form S-8 filed on May 3, 2011, SEC File No. 333.-173885.

10.6*
Sixth Amended and Restated Continuous Computing Corporation 1998 Stock Incentive Plan, incorporated by reference from Exhibit 4.4 of the Company's Registration Statement on Form S-8 filed on July 12, 2011, SEC File No. 333.-175510.

10.7*
Amendment to Sixth Amended and Restated Continuous Computing Corporation 1998 Stock Incentive Plan, dated June 23, 2011, incorporated by reference from Exhibit 4.5 of the Company's Registration Statement on Form S-8 filed on July 12, 2011, SEC File No. 333.-175510.

10.8*
Amendment to Sixth Amended and Restated Continuous Computing Corporation 1998 Stock Incentive Plan, dated July 6, 2011 incorporated by reference from Exhibit 4.6 of the Company's Registration Statement on Form S-8 filed on July 12, 2011, SEC File No. 333.-175510.

10.9*
Notice of Option Assumption and Conversion under the Sixth Amended and Restated Continuous Computing Corporation 1998 Stock Incentive Plan for U.S. employees, incorporated by reference from Exhibit 4.7 of the Company's Registration Statement on Form S-8 filed on July 12, 2011, SEC File No. 333.-175510

10.10*
Notice of Option Assumption and Conversion under the Sixth Amended and Restated Continuous Computing Corporation 1998 Stock Incentive Plan for non-U.S. employees, incorporated by reference from Exhibit 4.8 of the Company's Registration Statement on Form S-8 filed on July 12, 2011, SEC File No. 333.-175510.

10.11*
Employment Agreement dated May 1, 2011 between RadiSys Corporation and Michel Dagenais, incorporated by reference to Exhibit 10.1 to RadiSys Corporation's Current Report on Form 8-K filed with the SEC on May 3, 2011, SEC File No.000-26844.

10.12*
Executive Change of Control Agreement dated May 2, 2011 between RadiSys Corporation and Michel Dagenais, incorporated by reference to Exhibit 10.2 to RadiSys Corporation's Current Report on Form 8-K filed with the SEC on May 3, 2011, SEC File No.000-26844.

10.13*
Executive Severance Agreement dated May 2, 2011 between RadiSys Corporation and Michel Dagenais, incorporated by reference to Exhibit 10.3 to RadiSys Corporation's Current Report on Form 8-K filed with the SEC on May 3, 2011, SEC File No.000-26844.

10.14*
Amended & Restated Executive Change of Control Agreement dated May 2, 2011 between RadiSys Corporation and Brian Bronson incorporated by reference to Exhibit 10.4 to RadiSys Corporation's Current Report on Form 8-K filed with the SEC on May 3, 2011, SEC File No.000-26844.

10.15*
Amended & Restated Executive Severance Agreement dated May 2, 2011 between RadiSys Corporation and Brian Bronson, incorporated by reference to Exhibit 10.5 to RadiSys Corporation's Current Report on Form 8-K filed with the SEC on May 3, 2011, SEC File No.000-26844.

10.16*/**	Transition Services Agreement dated May 13, 2011 between RadiSys Corporation and Anthony Ambrose.

10.17*
Integration Services Agreement dated May 2, 2011 between RadiSys Corporation and Scott Grout, incorporated by reference to Exhibit 10.6 to RadiSys Corporation's Current Report on Form 8-K filed with the SEC on May 3, 2011, SEC File No.000-26844.

31.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

101.LAB***	XBRL Taxonomy Extension Label Linkbase

101.PRE***	XBRL Taxonomy Presentation Linkbase

101.DEF***	XBRL Taxonomy Definition Linkbase

*	This Exhibit constitutes a management contract or compensatory plan or arrangement

**	Filed herewith

***
Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.