Form 10-Q
period 2011-09-30
RADISYS CORP
filed 2011-11-04
CIK 873044

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	0-26844

RADISYS CORPORATION
(Exact name of registrant as specified in its charter)

OREGON	93-0945232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5435 N.E. Dawson Creek Drive, Hillsboro, OR	97124
(Address of principal executive offices)	(Zip Code)

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

Number of shares of common stock outstanding as of November 1, 2011: 27,736,226

RADISYS CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RADISYS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts, unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues	$97,876	$75,167	$251,359	$217,485
Cost of sales:
Cost of sales	66,610	50,740	173,777	147,089
Amortization of purchased technology	3,283	1,630	5,610	5,018
Total cost of sales	69,893	52,370	179,387	152,107
Gross margin	27,983	22,797	71,972	65,378
Research and development	12,955	9,863	31,562	29,174
Selling, general and administrative	15,610	11,225	37,520	34,030
Intangible assets amortization	1,234	192	1,618	538
Restructuring and acquisition-related charges, net	5,758	(228)	8,279	(203)
Gain on the liquidation of a foreign subsidiary	(2,081)	—	(2,081)	—
Income (loss) from operations	(5,493)	1,745	(4,926)	1,839
Interest expense	(458)	(462)	(1,410)	(1,578)
Interest income	6	59	97	566
Other income (expense), net	327	(55)	187	(34)
Income (loss) before income tax benefit	(5,618)	1,287	(6,052)	793
Income tax benefit	(8,383)	(884)	(8,478)	(920)
Net income	$2,765	$2,171	$2,426	$1,713
Net income per share:
Basic	$0.10	$0.09	$0.10	$0.07
Diluted	$0.10	$0.09	$0.09	$0.07
Weighted average shares outstanding:
Basic	26,432	24,212	25,038	24,088
Diluted	27,820	24,400	25,595	24,310

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	September 30, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$55,902	$129,078
Accounts receivable, net	58,805	42,855
Other receivables	4,643	1,665
Inventories, net	30,281	15,178
Inventory deposit, net	6,674	6,194
Other current assets	5,354	4,612
Deferred tax assets, net	5,151	551
Total current assets	166,810	200,133
Property and equipment, net	12,271	9,487
Goodwill	26,155	160
Intangible assets, net	89,086	7,088
Long-term deferred tax assets, net	13,166	16,005
Other assets	7,744	8,055
Total assets	$315,232	$240,928

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,762	$29,190
Accrued wages and bonuses	9,600	6,556
Deferred income	9,437	4,424
Other accrued liabilities	15,836	12,914
Total current liabilities	87,635	53,084
Long-term liabilities:
2013 convertible senior notes	50,000	50,000
Other long-term liabilities	8,515	450
Total long-term liabilities	58,515	50,450
Total liabilities	146,150	103,534
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock — no par value, 100,000 shares authorized; 27,735 and 24,351 shares issued and outstanding at September 30, 2011 and December 31, 2010	299,063	266,945
Accumulated deficit	(132,257)	(134,683)
Accumulated other comprehensive income:
Cumulative translation adjustments	2,486	4,739
Unrealized gain (loss) on hedge instruments	(210)	393
Total accumulated other comprehensive income	2,276	5,132
Total shareholders’ equity	169,082	137,394
Total liabilities and shareholders’ equity	$315,232	$240,928

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, unaudited)

	Common stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total	Total Comprehensive Loss (1)
	Shares	Amount
Balances, December 31, 2010	24,351	$266,945	$(134,683)	$5,132	$137,394
Shares issued pursuant to benefit plans	187	1,324		—	1,324
Stock-based compensation associated with employee benefit plans	—	4,038		—	4,038
Vesting of restricted stock units	67	—		—	—
Restricted share forfeitures for tax settlements	(17)	(142)		—	(142)
Repurchases of common stock	(518)	(3,920)		—	(3,920)
Shares issued for acquisitions	3,665	30,818			30,818
Net adjustment for fair value of hedge derivatives	—	—		(603)	(603)	(603)
Gain on liquidation of foreign subsidiary	—	—		(2,081)	(2,081)	(2,081)
Translation adjustments	—	—		(172)	(172)	(172)
Net income for the period	—	—	2,426	—	2,426	2,426
Balances, September 30, 2011	27,735	$299,063	$(132,257)	$2,276	$169,082
Total comprehensive loss for the nine months ended September 30, 2011						$(430)

(1)    For the three and nine months ended September 30, 2011 and 2010, total comprehensive income (loss) consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income for the period	$2,765	$2,171	$2,426	$1,713
Net adjustment for fair value of hedge derivatives	(660)	134	(603)	(484)
Gain on liquidation of foreign subsidiary	(2,081)	—	(2,081)	—
Translation adjustments	(428)	301	(172)	24
Total comprehensive income (loss)	$(404)	$2,606	$(430)	$1,253

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income	$2,426	$1,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,199	9,337
Inventory valuation allowance	1,637	1,003
Deferred income taxes	(878)	158
Deferred tax valuation allowance reversal	(7,557)	—
Tax liability adjustments	—	(1,029)
Non-cash interest expense	336	336
Gain on the liquidation of a foreign subsidiary	(2,081)	—
Loss (gain) on disposal of property and equipment	121	(398)
Loss on ARS settlement right	—	7,833
Gain on ARS	—	(7,854)
Stock-based compensation expense	4,038	4,880
Other	1,286	366
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,514)	1,310
Other receivables	(1,781)	1,524
Inventories	(11,705)	1,497
Inventory deposit	(480)	(3,371)
Other current assets	254	(567)
Accounts payable	18,151	5,673
Accrued wages and bonuses	125	(1,180)
Accrued restructuring	1,958	(2,510)
Deferred income	2,574	1,649
Other accrued liabilities	(3,194)	(1,116)
Net cash provided by operating activities	13,915	19,254
Cash flows from investing activities:
Acquisitions, net of cash acquired	(79,298)	(3,385)
Proceeds from sale of auction rate securities	—	62,175
Capital expenditures	(4,289)	(3,283)
Purchase of long-term assets	(500)	(3,189)
Proceeds from the sale of property and equipment	—	450
Net cash provided by (used in) investing activities	(84,087)	52,768
Cash flows from financing activities:
Borrowings on line of credit	—	13,738
Payments on line of credit	—	(55,025)
Repurchases of common stock	(3,920)	—
Proceeds from issuance of common stock	1,324	2,130
Other financing activities	(408)	(329)
Net cash used in financing activities	(3,004)	(39,486)
Effect of exchange rate changes on cash	—	49
Net increase (decrease) in cash and cash equivalents	(73,176)	32,585
Cash and cash equivalents, beginning of period	129,078	100,672
Cash and cash equivalents, end of period	$55,902	$133,257
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,375	$1,375
Income taxes	$538	$524
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for acquisitions	$30,818	$—
Capital lease obligation	$120	$—

Refer to Note 2 - Acquisition of Continuous Computing Corporation for other non-cash impacts associated with the acquisition
The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Significant Accounting Policies

Radisys Corporation (the “Company” or “Radisys”) has adhered to the accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2010 in preparing the accompanying interim consolidated financial statements. The preparation of these statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Additionally, the accompanying financial data as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

The financial information included herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for interim periods.

Contingent Consideration

Contingent consideration is recorded at the acquisition date estimated fair value of the contingent payment for all acquisitions. The fair value of the contingent consideration is remeasured each reporting period with any adjustments in fair value included in the Company’s Consolidated Statement of Income.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards," that amends some fair value measurement principles and disclosure requirements. This ASU states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets and prohibits the grouping of financial instruments for purposes of determining their fair values when the unit of account is specified in other guidance. The provisions of this ASU will be applied prospectively for interim and annual periods beginning after December 15, 2011, with early adoption prohibited. The standard is not expected to have a material impact on the Company's financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income”. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in stockholders' equity. The provisions of this ASU will be applied retrospectively for interim and annual periods beginning after December 15, 2011, with early application permitted. The standard is not expected to have a material impact on the Company's financial position or results of operations; however it will change the manner in which the Company presents comprehensive income.
In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other” that will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The guidance is effective for fiscal years beginning after December 15, 2011 with early adoption permitted. The standard is not expected to have a material impact on the Company's financial position or results of operations; however it will change the manner in which we assess goodwill for impairment.

Note 2 — Acquisition of Continuous Computing Corporation

On July 8, 2011, the Company acquired 100% of the outstanding shares of Continuous Computing Corporation ("Continuous Computing"), a developer of communications systems consisting of highly integrated ATCA platforms and Trillium protocol software. The Company expects the acquisition to accelerate our strategy to deliver more differentiated platforms and solutions. Continuous Computing also brings expansion into high growth markets with many new customers, creating meaningful customer diversification.

Under the terms of the acquisition agreement, the Company paid approximately $81.5 million in cash and 2,321,016 in shares of our common stock. The aggregate cash amount consisted of $73.0 million plus an $8.5 million working capital adjustment. The Company also deposited an additional 1,344,444 shares of its common stock into an escrow account and subject to any indemnification claims, one-half of the shares held therein will be released one year after the closing of the acquisition with the remainder to be released six months thereafter. The common stock issued to former shareholders of Continuous Computing has a fair value of $30.8 million, based on the closing price of the Company's common stock on July 8, 2011 of $8.39 per share.

In addition, the Company has agreed to make certain earn-out payments based on the amount of product royalty revenues generated by a specified set of contracts associated with certain of Continuous Computing's products over a period of 36 months after closing. Earn-out payments will be made in cash in three installments following the 18-, 24- and 36-month anniversaries of the closing date, and in each case will equal the amount of such royalty revenues during the immediately preceding 18-month, six-month or 12-month period, as applicable, except that, in lieu of making any and all earn-out payments, the Company may elect at any time prior to the fifth business day following the 18-month anniversary of the closing date to make a one-time payment in cash and/or issuance of common stock with a combined aggregate value of $15 million. The estimated fair value of this contingent consideration at the acquisition date was $7.4 million and is included in other long-term liabilities in the Consolidated Balance Sheet at September 30, 2011. See Note 3 - Fair Value of Financial Instruments for additional information regarding the valuation of the contingent consideration liability.

In connection with the acquisition, the Company assumed Continuous Computing's stock incentive plan as to stock options held by continuing employees of Continuous Computing that were not vested on or prior to June 30, 2011, which were converted into options to acquire approximately 322,000 shares of the Company's common stock. See Note 12 - Stock-based Compensation for additional information regarding the valuation of the assumed options.

The total preliminary acquisition consideration is as follows (in thousands):

Cash paid for initial consideration	$73,009
Working capital adjustment	8,504
Fair value of contingent consideration (earn-out payments)	7,400
Share consideration payable upon closing:
3.7 million Radisys common shares	30,753
Fair value of stock options	65
Total preliminary purchase price	$119,731

Preliminary Purchase Price Allocation
The Company accounted for the transaction using the acquisition method and, accordingly, the consideration has been allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price was allocated using the information available and is preliminary. The Company may adjust the preliminary purchase price allocation if additional information is obtained during the measurement period (up to one year from the acquisition date) regarding, among other things, assets valuations, liabilities assumed and revisions to preliminary estimates.
Continuous Computing is subject to legal and regulatory requirements, including but not limited to those related to taxation in each of the jurisdictions in the countries in which it operated. The Company has conducted a preliminary assessment of liabilities arising from these tax matters in each of these jurisdictions, and has recognized provisional amounts in its initial accounting for the acquisition of Continuous Computing for the identified liabilities. However, the Company is continuing its review of these matters during the measurement period, and if new information is obtained about facts and circumstances that existed at the acquisition date identifies adjustments to the liabilities initially recognized, as well as any additional liabilities that existed as the acquisition date, the acquisition accounting will be revised to reflect the resulting adjustments to the provisional tax amounts initially recognized.

The purchase price in excess of the fair value of the tangible and identified intangible assets acquired less liabilities assumed is recognized as goodwill. The preliminary allocation of the total purchase price is as follows (in thousands):

Total preliminary purchase price		$119,731

Fair value of net tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$2,214
Accounts receivable	13,433
Inventories	4,036
Prepaid expenses and other current assets	3,393
Fixed assets	2,304
Other assets	614
Accounts payable	(5,368)
Accrued expenses	(6,802)
Deferred revenue	(1,825)
Other long-term liabilities	(702)
		11,297
Fair value of identifiable intangible assets acquired		89,240
Net deferred tax liability		(6,801)
Goodwill		$25,995

The goodwill created by the transaction of $26.0 million is not deductible for tax purposes. Key factors that make up the goodwill created by the transaction include expected synergies from the combination of operations and the knowledge and experience of the acquired workforce and infrastructure.

Valuation of Intangible Assets Acquired

The following table summarizes the intangible assets acquired in connection with the acquisition (in thousands):

	Fair Value	Estimated Life (yrs)
Developed technology:
ATCA developed technology	$33,600	7
Trillium developed technology	18,500	7
Software developed technology	1,850	7
Legacy developed technology	1,300	2
Total developed technology	55,250
Customer relationships	25,500	6
Trade name	7,900	10
Backlog	590	0.5
Total intangible assets subject to amortization	$89,240

The Company is amortizing purchased technology and backlog to amortization of purchased technology in the Consolidated Income Statements over the respective estimated life of each intangible asset.  Customer relationships and trade name are being amortized to intangible assets amortization in the Consolidated Statements of Income over the respective estimated life of each intangible asset.

Transaction-Related Expenses
The Company has incurred significant transaction costs directly related to the Continuous Computing transaction. The incremental expenses related to legal, accounting and valuation services, and investment banking fees. During the three and nine months ended September, 2011, the Company incurred restructuring costs associated with severance and other related compensation charges. In addition, the Company has incurred significant integration-related costs which include expenses associated with operational consolidation, training, re-branding, and consulting. These charges are included in cost of sales and restructuring and acquisition-related charges, net on the Consolidated Statements of Income.
The table below presents the amounts related to these expenses included in our Consolidated Statements of Income (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Cost of sales	$212	$—	$212	$—
Restructuring and acquisition-related charges, net
Transaction costs	1,719	—	3,347	—
Restructuring costs	3,411	—	4,311	—
Integration-related costs	644	—	644	—
Total restructuring and acquisition-related charges, net	5,774	—	8,302	—
Total transaction-related expenses	$5,986	$—	$8,514	$—

Unaudited Actual and Pro Forma Information

Our consolidated revenues for the three and nine months ended September 30, 2011 included $15.3 million from Continuous Computing subsequent to the acquisition date. The following table presents the unaudited pro forma results for the periods set forth below. The unaudited pro forma financial information combines the results of operations as though the acquisition had occurred on January 1, 2010. No pro forma adjustments have been made for our incremental transaction, restructuring or integration-related costs. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had occurred on January 1, 2010: (in thousands, except per share data):

	Actual	Pro-Forma	Pro-Forma
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues	$97,876	$89,507	$282,363	$259,317
Net income (loss)	$2,765	$(1,253)	$(5,126)	$(7,115)
Net income (loss) per share:
Basic	$0.10	$(0.05)	$(0.19)	$(0.27)
Diluted	$0.10	$(0.05)	$(0.19)	$(0.27)

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

Foreign currency forward contracts are measured at fair value using models based on observable market inputs such as foreign currency exchange rates; therefore, they are classified within Level 2 of the valuation hierarchy. The cash surrender value of life insurance contracts is measured at fair value using quoted market prices for similar instruments; therefore, they are classified within Level 2 of the valuation hierarchy.

The contingent consideration liability represents future amounts we may be required to pay in conjunction with the acquisition of Continuous Computing and is based on the amount of royalty revenues generated by a specified set of contracts associated with certain of Continuous Computing's products over a period of 36 months after closing. The Company estimates the fair value of the contingent consideration liability using a probability-weighted scenario of estimated qualifying earn-out revenues calculated at net present value (level 3 of the fair value hierarchy).

The following table summarizes the fair value measurements for the Company's financial instruments (in thousands):

	Fair Value Measurements as of September 30, 2011
	Total	Level 1	Level 2	Level 3
Cash surrender value of life insurance contracts	$3,282	$—	$3,282	$—
Foreign currency forward contracts	(264)	—	(264)	—
Contingent consideration liability	(7,446)	—	—	(7,446)
Total	$(4,428)	$—	$3,018	$(7,446)

	Fair Value Measurements as of December 31, 2010
	Total	Level 1	Level 2	Level 3
Cash surrender value of life insurance contracts	$3,618	$—	$3,618	$—
Foreign currency forward contracts	432	—	432	—
Total	$4,050	$—	$4,050	$—

The following table summarizes our Level 3 activity for the Company's contingent consideration liability (in thousands):

Level 3
Balance at December 31, 2010	$—
Additions	7,400
Increase in liability due to re-measurement	26
Interest accretion	20
Balance at September 30, 2011	$7,446
The Company records all gains and losses and interest accretion on the contingent consideration liability to restructuring and acquisition-related charges,net in the Consolidated Income Statements.

Note 4 — Accounts Receivable and Other Receivables

Accounts receivable consists of sales to the Company's customers which are generally based on standard terms and conditions. Accounts receivable balances consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Accounts receivable, gross	$59,648	$43,788
Less: allowance for doubtful accounts	(843)	(933)
Accounts receivable, net	$58,805	$42,855

As of September 30, 2011 and December 31, 2010, the balance in other receivables was $4.6 million and $1.7 million. Other receivables consisted primarily of non-trade receivables including receivables for inventory transferred to the Company's contract manufacturing partners. There is no revenue recorded associated with non-trade receivables.

Note 5 — Inventories

Inventories consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Raw materials	$14,012	$8,204
Work-in-process	121	—
Finished goods	21,011	10,521
	35,144	18,725
Less: inventory valuation allowance	(4,863)	(3,547)
Inventories, net	$30,281	$15,178

	September 30, 2011	December 31, 2010
Inventory deposit (A)	$9,569	$8,468
Less: inventory deposit valuation allowance	(2,895)	(2,274)
Inventory deposit, net	$6,674	$6,194

(A)
The Company is contractually obligated to reimburse its contract manufacturers for the cost of excess inventory that has been purchased as a result of the Company's forecasted demand when there is no alternative use. The Company's inventory deposit represents a cash deposit paid to its contract manufacturers for inventory in excess of near term demand. The deposit is recorded net of adverse purchase commitment liabilities, and therefore the net balance of the deposit represents inventory the Company believes will be utilized. The deposit will be applied against future adverse purchase commitments owed to the Company's contract manufacturers or reduced based on the usage of inventory. See Note 9 - Commitments and Contingencies for additional information regarding the Company's adverse purchase commitment liability.

Consigned inventory is held at third-party locations, including the Company's contract manufacturing partners and customers. The Company retains title to the inventory until purchased by the third-party. Consigned inventory, consisting of raw materials and finished goods, was $5.3 million and $3.0 million at September 30, 2011 and December 31, 2010.

The Company recorded the following charges associated with the valuation of inventory, inventory deposit and the adverse purchase commitment liability (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Inventory, net	$815	$186	$1,637	$1,003
Inventory deposit, net	394	686	802	1,522
Adverse purchase commitments	28	203	825	264

Note 6 — Accrued Restructuring

Accrued restructuring, which is included in other accrued liabilities in the accompanying Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
2009 restructuring charges	$78	$240
Fourth quarter 2010 restructuring charge	427	1,814
Continuous Computing restructuring charge	3,507	—
Total accrued restructuring charges	$4,012	$2,054

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

2009 Restructurings

During the second and fourth quarters of 2009, the Company undertook various restructuring activities. To date, the Company has incurred restructuring costs of $3.7 million which has consisted primarily of severance and related payroll costs, healthcare benefits, relocation incentives, and equipment moving costs.

The following table summarizes the changes to the 2009 restructuring costs for the nine months ended September 30, 2011 (in thousands):

Employee Termination and Related Costs
Balance accrued as of December 31, 2010	$240
Additions	61
Reversals	(78)
Expenditures	(145)
Balance accrued as of September 30, 2011	$78

Fourth Quarter 2010 Restructuring

During the fourth quarter of 2010, the Company initiated a restructuring plan that included the elimination of 67 positions at various locations throughout the company. The primary focus of this initiative was to align expenses with the Company’s 2011 operating plan objectives, which included the need to reduce the Company's infrastructure associated with the maturity of the Company's legacy communication networks products, as well as the consolidation of its contract manufacturers. To date, the Company has incurred total fourth quarter 2010 restructuring costs of $2.0 million, which consisted of severance and related payroll costs as well as healthcare benefits. The Company expects all activities associated with this restructuring plan to be substantially completed by the end of 2011.

During the three and nine months ended September 30, 2011, the Company recorded expense of $21,000 and a net reversal of $6,000 for previously estimated amounts associated with the fourth quarter 2010 restructuring plan. The activity reflects the re-assignment of employees initially included in the plan and changes in previously estimated amounts for employee severance and associated payroll costs.

The following table summarizes the changes to the fourth quarter 2010 restructuring costs during the nine months ended September 30, 2011 (in thousands):

Employee Termination and Related Costs
Balance accrued as of December 31, 2010	$1,814
Additions	248
Reversals	(254)
Expenditures	(1,381)
Balance accrued as of September 30, 2011	$427

Continuous Computing Related Restructuring

During the second quarter of 2011, the Company initiated a restructuring plan associated with the acquisition of Continuous Computing. This plan includes multiple phases and the full scope of the plan is expected to be finalized by the end of the fourth quarter. At the end of the third quarter the plan included the identification of 114 positions at various locations that will be eliminated. The primary intent of these integration activities was to better align our operations and headcount with expected synergies to be realized as a direct result of the Company's acquisition of Continuous Computing, as more fully discussed in Note 2 - Acquisition of Continuous Computing Corporation. In addition, these integration activities align with the Company's corporate objective to transfer a significant portion of its research and development activities to offshore lower cost geographies. During the three and nine months ended September 30, 2011, the Company recorded restructuring costs of $3.4 million and $4.3 million, which consisted of severance, healthcare benefits, related payroll costs and legal fees. The Company expects additional charges associated with the restructuring plan to be substantially completed by the first quarter of 2012.

The following table summarizes activity associated with the Continuous Computing restructuring initiative during the nine months ended September 30, 2011 (in thousands):

Employee Termination and Related Costs
Additions	$4,316
Reversals	(5)
Expenditures	(804)
Balance accrued as of September 30, 2011	$3,507

Note 7 — Short-Term Borrowings

Silicon Valley Bank

On November 1, 2011 the Company entered into a $40.0 million secured revolving line of credit agreement (the “Agreement”) with Silicon Valley Bank (“SVB”) to replace the Company's existing line of credit with SVB. The new Agreement matures on September 30, 2014 and is subject to a borrowing base and secured by the Company's accounts receivable. The secured revolving credit facility is available for cash borrowings, with $20.0 million of the Agreement available on a non-formula basis and the remaining $20.0 million subject to a borrowing formula based upon eligible accounts receivable. Eligible accounts receivable (as defined in the Agreement) include 100% of US and 65% of foreign (including Continuous Computing) accounts receivable, limited to concentration by certain customers, not greater than 60 days past due and no greater than 120 days from original invoice date. Borrowings under the Agreement bear interest at the prime rate, which was 3.25% as of September 30, 2011, or LIBOR, which was 0.24% as of September 30, 2011, plus 1.25%, with either interest rate determined by the Company's election. The Company is required to make interest payments monthly. The Company is further required to pay a commitment fee equal to $35,000 on the closing date of the agreement and annually thereafter and to pay quarterly in arrears an unused facility fee in an amount equal to 0.375% per year of the unused amount of the facility.

The Agreement requires the Company to make and maintain certain financial covenants, representations, warranties and other agreements that are customary in credit agreements of this type. The Agreement also requires the Company to maintain the following specific financial covenants:

•
minimum quarterly liquidity ratio of 1.25 during the term of the agreement. The liquidity ratio is defined as cash, cash equivalents and short term investments (with cash and cash equivalents held by the Company's foreign subsidiaries not to exceed $10.0 million and excluding any investments held by the Company's foreign subsidiaries) plus eligible accounts receivable (as defined in the Agreement), divided by the sum of obligations to SVB;

•
minimum two quarter positive rolling EBITDA (earnings before interest, taxes, depreciation, amortization, stock based compensation, goodwill impairment charges, and non cash restructuring and integration expenses associated with the acquisition of Continuous Computing) of $3.0 million beginning with the quarter ending December 31, 2012. Prior to December 31, 2012, the minimum two quarter rolling EBITDA requirements increase on a quarterly basis with the quarter ending September 30, 2011 as follows: ($8.3) million, ($8.5) million, ($2.1) million, ($0.5) million and $2.0 million; and

•	capital expenditures may not exceed $11.0 million in fiscal 2011 and $8.0 million in subsequent fiscal years.

As of September 30, 2011 and December 31, 2010, the Company had no outstanding balances or letters of credit issued on its behalf under the agreement that existed on those dates.

Note 8 - Convertible Debt

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

The following table outlines the effective interest rate, contractually stated interest costs, and costs related to the amortization of issuance costs for the Company's 2013 convertible senior notes:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Effective interest rate	3.64%	3.64%	3.64%	3.64%
Contractually stated interest costs	$344	$344	$1,032	$1,032
Amortization of interest costs	$112	$112	$336	$336

As of September 30, 2011 and December 31, 2010, the Company had outstanding 2013 convertible senior notes with a face value of $50.0 million. As of September 30, 2011 and December 31, 2010, the fair value of the Company's 2013 convertible senior notes was $44.9 million and $49.1 million.

Note 9 - Commitments and Contingencies

Adverse Purchase Commitments

The Company is contractually obligated to reimburse its contract manufacturers for the cost of excess inventory used in the manufacture of the Company's products, if there is no alternative use. This liability, referred to as adverse purchase commitments, is provided for in other accrued liabilities in the accompanying Consolidated Balance Sheets. Estimates for adverse purchase commitments are derived from reports received on a quarterly basis from the Company's contract manufacturers. Increases to this liability are charged to cost of goods sold. When and if the Company takes possession of inventory reserved for in this liability, the liability is transferred from other accrued liabilities to the excess and obsolete inventory valuation allowance. Adverse purchase commitments amounted to $1.1 million and $1.3 million at September 30, 2011 and December 31, 2010.

Guarantees and Indemnification Obligations

As permitted under Oregon law, the Company has agreements whereby it indemnifies its officers, directors and certain finance employees for certain events or occurrences while an officer, director or employee is or was serving in such capacity at the request of the Company. The term of the indemnification period is for the officer's, director's or employee's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. To date, the Company has not incurred any costs associated with these indemnification agreements and, as a result, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2011.

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

The following is a summary of the change in the Company's warranty accrual reserve (in thousands):

	For the Nine Months Ended
	September 30,
	2011	2010
Warranty liability balance, beginning of the period	$3,025	$2,810
Product warranty accruals	2,205	2,739
Continuous Computing beginning balance	817	—
Utilization of accrual	(2,345)	(2,678)
Warranty liability balance, end of the period	$3,702	$2,871

The warranty liability balance is included in other accrued liabilities in the accompanying Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010.

Note 10 — Basic and Diluted Net Income per Share

A reconciliation of the numerator and the denominator used to calculate basic and diluted net income per share is as follows (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator — Basic
Net income, basic	$2,765	$2,171	$2,426	$1,713
Numerator — Diluted
Net income, basic	$2,765	$2,171	$2,426	$1,713
Interest on convertible notes, net of tax benefit (A)	—	—	—	—
Net income, diluted	$2,765	$2,171	$2,426	$1,713
Denominator — Basic
Weighted average shares used to calculate net income
per share, basic	26,432	24,212	25,038	24,088
Denominator — Diluted
Weighted average shares used to calculate net income
per share, basic	26,432	24,212	25,038	24,088
Effect of escrow shares	1,242	—	414	—
Effect of convertible notes (A)	—	—	—	—
Effect of dilutive restricted stock (B)	84	141	88	153
Effect of dilutive stock options (B)	62	47	55	69
Weighted average shares used to calculate net income
per share, diluted	27,820	24,400	25,595	24,310
Net income per share
Basic	$0.10	$0.09	$0.10	$0.07
Diluted (A), (B)	$0.10	$0.09	$0.09	$0.07

(A)
For the three and nine months September 30, 2011 and 2010, 3.8 million as-if converted shares associated with the Company's 2013 convertible senior notes were excluded from the calculation as their effect would have been anti-dilutive.

(B)	For the three and nine months ended September 30, 2011 and 2010, the following equity awards, by type, were excluded from the calculation, as their effect would have been anti-dilutive (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Stock options	2,953	2,183	2,962	2,260
Restricted stock	1,404	—	1,400	—
Total equity award shares excluded	4,357	2,183	4,362	2,260

Note 11 — Income Taxes

The Company's effective tax rate for the three months ended September 30, 2011 and 2010, differs from the statutory rate primarily due to a full valuation allowance provided against its United States (“U.S.”) net deferred tax assets, Canadian research and experimental development claims, the impact of stock option expense, the amortization of goodwill for tax purposes and taxes on foreign income that differ from the U.S. tax rate.  In addition to the aforementioned items, the effective tax rate for the three months ended September 30, 2011 differs from the statutory rate due to a partial release of the Company's valuation allowance provided against its U.S. net deferred tax assets as a result of the purchase accounting associated with the acquisition of Continuous Computing.   Purchase accounting includes the establishment of a deferred tax liability due to the book tax basis differences related to specifically identified non-goodwill intangibles resulting from the acquisition. The net liability from the acquisition created an additional source of income to utilize our deferred tax assets.   As such, authoritative guidance requires the Company to record the impact on the Company's deferred tax assets outside of purchase accounting. An income tax benefit of $7.6 million was recognized upon the partial valuation allowance release.
The Company utilizes the asset and liability method of accounting for income taxes. The Company records deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon the Company's review of all positive and negative evidence, including its projected three year U.S. cumulative pre-tax book loss and taxable loss, it concluded that a full valuation allowance should continue to be recorded against its U.S. net deferred tax assets at September 30, 2011. In certain other foreign jurisdictions, where the Company does not have cumulative losses or other negative evidence, the Company had net deferred tax assets of $18.3 million at September 30, 2011 and $16.6 million at December 31, 2010.  In the future, if the Company determines that it is more likely than not that it will realize its U.S. net deferred tax assets, it will reverse the applicable portion of the valuation allowance and recognize an income tax benefit in the period in which such determination is made.
The Company's unrecognized tax benefits and related interest and penalties during the three months ended September 30, 2011 increased by $2.2 million due to uncertain tax positions associated with the acquisition of Continuous Computing as part of the purchase accounting adjustments which was partially offset by a $1.1 million decrease related to the effective settlement of an examination by the Canadian Revenue Agency ("CRA"). The ending balance for the unrecognized tax benefits was approximately $2.0 million at September 30, 2011. The related interest and penalties were $180,000 and $154,000, respectively. The uncertain tax positions that are reasonably possible to decrease in the next twelve months are insignificant.
The CRA completed an examination of the Company for tax years 2006 through 2008 during the three months ended September 30, 2011. During the three months ended December 31, 2010, the CRA issued proposed adjustment notices. During the three months ended June 30, 2011, the CRA reissued the proposed adjustments and the Company, as of June 30, 2011, was in the process of reaching an agreement with CRA with respect to the tax carry-forward attributes to be utilized in future tax years. The Company agreed to the proposed adjustments and effectively settled the examination during the three months ended September 30, 2011. The effective settlement did not have a significant impact on the Company's financial statements. The Company is not currently under examination by tax authorities in any other jurisdictions.
The Company is currently under tax examination in India from the acquisition of Continuous Computing. The periods covered under examination are the Company's financial years 2004 through 2008. The examination is in various stages of appellate proceedings and all material uncertain tax positions associated with the examination have been taken into account in the ending balance of the unrecognized tax benefits at September 30, 2011. The Company is not under examination by tax authorities in any other jurisdictions.
Note 12 — Stock-based Compensation

On June 15, 2011 the Company's stockholders approved an amendment to the RadiSys Corporation 2007 Stock Plan. The amendment increased the number of shares of the Company's common stock reserved and authorized for issuance under the plan from 3.7 million to 4.7 million.

On May 3, 2011 the Company registered 600,000 shares of its common stock under the RadiSys Corporation Inducement Stock Plan for CCPU Employees (the "CCPU Plan"). The CCPU Plan was adopted without shareholder approval in reliance upon the exception provided under Nasdaq Listing Rule 5635(c)(4) relating to awards granted in connection with the hiring of new employees, including grants to transferred employees in connection with a merger or acquisition. Awards under the CCPU Plan are made only to employees of Continuous Computing or its subsidiaries and became effective upon the completion of the acquisition. The CCPU Plan provides for the issuance of stock options, restricted shares and restricted stock units.

The Company assumed the stock plans of Continuous Computing during the three and nine months ended September 30, 2011. Under the terms of the Company's merger agreement with Continuous Computing, options outstanding under these plans were converted to options to purchase shares of the Company's common stock. Options issued under these plans vest over four years from the original grant date and have an expiration date of 10 years from the original grant date. The exercise price of each converted option is equal to the product of the original exercise price and the original number of options granted divided by the number of converted options received. These stock plans have been suspended and no future awards will be granted under these plans. A total of 322,000 shares of common stock have been authorized and issued under the Continuous Computing plans.
In accordance with the merger agreement the options were required to be converted into multiple awards on the acquisition date, with the resulting awards being non-contingent and contingent options. Both the non-contingent and contingent awards continue to vest under the original service conditions of the awards. However, the contingent awards contain post-vesting restrictions tied to payment of certain merger contingencies such as the earn-out and indemnification agreements. The assumed options were valued using a Black-Scholes option-pricing model. In addition, we utilized the Finnerty Asian Put Option Approach to estimate the discount associated with the post-vesting restrictions for the contingent options. The resulting discount applied was 10%.
The following table summarizes awards granted and assumed under all of the Company's stock plans (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Stock options	242	20	303	78
Restricted stock	497	79	693	113
Continuous Computing assumed options	322	—	322	—
Total	1,061	99	1,318	191

Stock-based compensation was recognized and allocated as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Cost of sales	$217	$194	$572	$640
Research and development	464	302	1,070	1,010
Selling, general and administrative	1,220	944	2,396	3,230
Total	$1,901	$1,440	$4,038	$4,880

Note 13 — Common Stock Repurchase Program

In December 2010, the Board of Directors authorized the repurchase of up to $20 million of the Company's common stock through open-market transactions and privately negotiated transactions from time to time at the discretion of management. The duration of the repurchase program is two years, although it may be extended, suspended or discontinued without prior notice, at the discretion of the Board. Under the program, the Company repurchased common stock with a value of $3.9 million during the nine months ended September 30, 2011, leaving $16.1 million available for future repurchases of the Company's common stock.

Note 14 — Hedging

The Company’s activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates. The Company manages these risks through the use of forward exchange contracts, designated as foreign currency cash flow hedges, in an attempt to reduce the potentially adverse effects of foreign currency exchange rate fluctuations that occur in the normal course of business. As such, the Company’s hedging activities are all employed solely for risk management purposes. All hedging transactions are conducted with, in the opinion of management, financially stable and reputable financial institutions. For the year ended December 31, 2010 and for the nine months ended September 30, 2011, the only hedge instruments executed by the Company are associated with its exposure to fluctuations in the Canadian Dollar which result from obligations such as payroll and rent paid in Canadian Dollars.

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

During the three months ended September 30, 2011, the Company did not enter into any new foreign currency contracts, while during the nine months ended September 30, 2011, the Company entered into 12 new foreign currency forward contracts, with total contractual values of $2.2 million. During the three and nine months ended September 30, 2010, the Company entered into 12 and 44 new foreign currency forward contracts, with total contractual values of $2.3 million and $6.8 million. As of September 30, 2011, the maximum term over which the Company is hedging exposures to the variability of cash flows for its forecasted and recorded transactions is 14 months.

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives are expected to remain highly effective in future periods. For the three and nine months ended September 30, 2011 and for the year ended December 31, 2010, the Company had no hedge ineffectiveness.

 A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments designated as cash flow hedges at September 30, 2011 is as follows (in thousands):

	Contractual/Notional Amount	Consolidated Balance Sheet Classification	Estimated Fair Value
Type of Cash Flow Hedge			Asset	(Liability)
Foreign currency forward exchange contracts	$8,281	Other accrued liabilities	$—	$(264)

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

The effect of derivative instruments on the consolidated financial statements for the three months ended September 30, 2011 was as follows (in thousands):

	Effective Portion			Ineffective Portion
Type of Cash Flow Hedge	Hedge Loss Recognized in Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Hedge Gain Reclassified from Accumulated Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Recognized	Hedge Gain (Loss) Recognized
Foreign currency forward exchange contracts	$(660)
		Cost of sales	$18	None	$—
		Research and development	109	None	—
		Selling, general and administrative	52	None	—

The effect of derivative instruments on the consolidated financial statements for the nine months ended September 30, 2011 was as follows (in thousands):

	Effective Portion			Ineffective Portion
Type of Cash Flow Hedge	Hedge Loss Recognized in Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Hedge Gain Reclassified from Accumulated Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Recognized	Hedge Gain (Loss) Recognized
Foreign currency forward exchange contracts	$(603)
		Cost of sales	$53	None	$—
		Research and development	339	None	—
		Selling, general and administrative	126	None	—

The effect of derivative instruments on the consolidated financial statements for the three months ended September 30, 2010 was as follows (in thousands):

	Effective Portion			Ineffective Portion
Type of Cash Flow Hedge	Hedge Gain Recognized in Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Hedge Gain Reclassified from Accumulated Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Recognized	Hedge Gain (Loss) Recognized
Foreign currency forward exchange contracts	$134
		Cost of sales	$21	None	$—
		Research and development	145	None	—
		Selling, general and administrative	34	None	—

The effect of derivative instruments on the consolidated financial statements for the nine months ended September 30, 2010 was as follows (in thousands):

	Effective Portion			Ineffective Portion
Type of Cash Flow Hedge	Hedge Loss Recognized in Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Hedge Gain Reclassified from Accumulated Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Recognized	Hedge Gain (Loss) Recognized
Foreign currency forward exchange contracts	$(484)
		Cost of sales	$80	None	$—
		Research and development	543	None	—
		Selling, general and administrative	125	None	—

Over the next twelve months, the Company expects to reclassify into earnings a loss of approximately $218,000, currently recorded as other comprehensive income, as a result of the maturity of currently held forward exchange contracts.

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

Revenues on a product and services basis are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Hardware	$89,751	$68,770	$231,349	$198,169
Software royalties and licenses	3,543	4,029	9,534	12,470
Software maintenance	1,635	722	4,763	2,758
Engineering and other services	2,947	1,646	5,713	4,088
Total revenues	$97,876	$75,167	$251,359	$217,485

Generally, the Company’s customers are not the end-users of its products. The Company ultimately derives its revenues from two end markets as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Next Generation Communication Networks Products	$53,626	$30,857	$116,155	$90,093
Legacy Communication Networks Products	23,717	24,575	76,711	71,073
Total Communication Networks Products	77,343	55,432	192,866	161,166
Medical Products	8,447	8,403	21,291	24,738
Other Commercial Products	12,086	11,332	37,202	31,581
Total Commercial Products	20,533	19,735	58,493	56,319
Total revenues	$97,876	$75,167	$251,359	$217,485

Information about the Company’s geographic revenues and long-lived assets by geographical area is as follows (in thousands):

Geographic Revenues

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
United States	$29,693	$24,468	$72,050	$74,019
Other North America	495	271	1,087	712
North America	30,188	24,739	73,137	74,731
Europe, the Middle East and Africa (“EMEA”)	21,337	20,937	63,133	59,961
Asia Pacific	46,351	29,491	115,089	82,793
Total	$97,876	$75,167	$251,359	$217,485

Long-lived assets by Geographic Area

	September 30, 2011	December 31, 2010
Property and equipment, net
United States	$7,929	$6,404
Other North America	610	716
EMEA	696	30
Asia Pacific	3,036	2,337
Total property and equipment, net	$12,271	$9,487
Goodwill
United States	$25,995	$—
EMEA	160	160
Total goodwill	$26,155	$160
Intangible assets, net
United States	$86,845	$1,552
Other North America	432	912
EMEA	1,809	4,624
Total intangible assets, net	$89,086	$7,088

The following customers accounted for more than 10% of the Company's total revenues:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Nokia Siemens Networks	29.1%	42.0%	40.2%	39.2%
NEI	NA	NA	NA	10.0%

As of September 30, 2011 and December 31, 2010, Nokia Siemens Networks accounted for 31.6% and 32.0% of the Company's total accounts receivable balance.

Note 16 — Subsequent Event

On November 1, 2011, the Company entered into a $40.0 million secured revolving line of credit agreement with Silicon Valley Bank to replace the Company's existing line of credit agreement with Silicon Valley Bank. Refer to Note 7 - Short-Term Borrowings for a compete description of the terms and conditions of the new line of credit.

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

The acquisition also brings us a new combined leadership team.  Mike Dagenais, previously Continuous Computing's President and CEO, is now the Company's Chief Executive Officer.  Mr. Dagenais brings over 25 years of experience in driving transformational change in the telecommunications industry, including prior executive and management positions at Optical Solutions, Convergent Networks, Lucent, and Nortel.

Our Markets

We provide application-ready software and hardware platforms to the following two markets:

Communication Networks

The communications networks market is comprised of two product categories: Next Generation and Legacy Communication Networks products. Included in the Next Generation Communication Networks product group are our ATCA, Media Server, Trillium Software, and corresponding professional services. Included in the Legacy Communication Networks product group are our legacy wireless products and all other Communication Networks revenues that are not included in the Next Generation Communication Networks group.

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

Our Trillium software protocols are the underlying signaling infrastructure that enables the communication between core network products and wireless communications devices. Trillium software protocols encompass all of the wireless communications software required for mobile devices to interwork with 3G and 4G/LTE core network providers.

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

Reduced time to market. We offer standards-based, turn-key solutions such as ATCA and media server solutions for the communication networks market and COM Express solutions for the commercial market. These standards-based solutions combined with our strong technical resources provide our OEM customers with more flexibility and reduced time-to-market than if they developed these solutions internally.

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

Our Strategy

To provide embedded wireless infrastructure solutions aimed at enabling our customers with the innovative and cost effective technologies necessary to solve growing capacity challenges.  We believe that our combination of hardware and software expertise, along with our professional service capabilities, creates a compelling and unique offering that our customer's value and our competitors will find hard to duplicate. Our primary focus is the wireless telecom market; however, we are also targeting other markets where we can add value with our product breadth.  These include the defense and aerospace market and the public safety market, which includes police, fire, and security applications.  As part of our strategy we will also further leverage our core competencies in hardware design by making renewed investments in medical and other commercial markets, which we expect will provide compelling solutions to our targeted customers while maximizing our infrastructure and developed technologies in these markets.

To develop our offering of higher value platform solutions and services. We continue to focus our investments in developing application-ready platform solutions that incorporate hardware and software developed by us. We intend to increasingly focus our development efforts on providing more software content, positioning us to provide more complete application-ready platforms that provide more value for our customers. The addition of our Trillium product offerings significantly increases the software and network expertise we can provide to our customers.  We believe this, combined with our new professional services, will further enhance our strategy to accelerate our customer's efforts to bring their solutions to market as quickly as possible.  These new offerings provide an additional revenue opportunity for us as well as new ways for us to collaborate with our customers.  We believe revenues from these products have the potential to generate higher average selling prices and higher gross margins relative to the sale of boards or hardware centric platforms.

To leverage our professional service capabilities. We believe we can bring additional value to our customers across all of our product categories by leveraging our unique professional service capabilities. Our tier 2 and tier 3 customer base can benefit significantly by partnering with us as they seek to develop technologies and solutions to the growing wireless capacity issues.

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

To explore new partnerships and strategic acquisitions as a means to build leadership in our target markets. We continue to investigate partnerships and strategic relationships, which can expand the number of solutions we offer and increase our market reach. We also continue to evaluate potential acquisition opportunities to acquire new capabilities, which can help us achieve our strategic goals. For example, in the last five years, we acquired:

•	Continuous Computing, a developer of communications systems consisting of highly integrated ATCA platforms and Trillium protocol software coupled with software professional services;

•
the assets of privately-held Pactolus Communications Software Company ("Pactolus"), a developer of Next Generation IP communications solutions for converged time-division multiplexing/internet protocol ("TDM/IP") and session initiation protocol ("SIP") enabled VoIP networks;

•
certain assets of the Modular Communications Platform Division (“MCPD”) business from Intel Corporation (“Intel”), which included ATCA and compact peripheral component interconnect (“PCI”) product lines; and

•	Convedia Corporation or Convedia®, a closely-held vendor of IP media servers.

Financial Results

For the three and nine months ended September 30, 2011, the acquisition of Continuous Computing had a significant impact on our financial results. The increase in revenues for the three and nine months ended September 30, 2011 was largely attributable to revenues of $15.3 million contributed by Continuous Computing. Operating expenses increased significantly compared to the prior periods as a result of the acquisition; however, we expect these to decrease materially over the next twelve months as we finalize integration activities. Integration activities are proceeding as planned and we expect to continue to incur material restructuring and acquisition-related charges through the first quarter of 2012.

Total revenue for the three and nine months ended September 30, 2011 was $97.9 million and $251.4 million as compared to total revenue of $75.2 million and $217.5 million for the three and nine months ended September 30, 2010. Backlog grew 26.0% during the nine months ended September 30, 2011 to $55.3 million at September 30, 2011 from $43.9 million at December 31, 2010 . Backlog includes all purchase orders scheduled for delivery within 12 months. The increase in revenues for the three and nine months ended September 30, 2011 compared to the same period in 2010 was due to increased revenues from our Next Generation Communication Networks products, the acquisition of Continuous Computing, and Other Commercial products.

Gross margin as a percentage of revenues was 28.6% for the three and nine months ended September 30, 2011 as compared to 30.3% and 30.1% for the three and nine months ended September 30, 2010. Gross margin as a percentage of revenues was unfavorably impacted by increased amortization of purchased technology, an expected decline in gross margins on our Legacy products, and increased excess and obsolete inventory charges, which was partially offset by increased margins from our Next Generation Communication Networks products .

Net income for the three and nine months ended September 30, 2011 was $2.8 million and $2.4 million compared to net income of $2.2 million and $1.7 million for the three and nine months ended September 30, 2010. For the three and nine months ended September 30, 2011, net income was impacted by increased operating expenses and offset by a higher income tax benefit. Increased operating expenses primarily reflect expenses associated with our acquisition of Continuous Computing and increased restructuring activities. The increase in the income tax benefit reflects the partial reversal of the valuation allowance recorded on our deferred tax assets. The reversal is the direct result of the addition of deferred tax liabilities associated with the acquisition of Continuous Computing during the third quarter of 2011.

Cash and cash equivalents amounted to $55.9 million and $129.1 million at September 30, 2011 and December 31, 2010. The decrease in cash and cash equivalents was primarily due to $81.5 million used for the acquisition of Continuous Computing, capital expenditures of $4.3 million, and repurchases of our common stock for $3.9 million. These cash outflows were offset by cash generated from operating activities of $13.9 million.

Critical Accounting Policies and Estimates

We reaffirm our critical accounting policies and use of estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no significant changes during the nine months ended September 30, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010 except as discussed below.

Contingent Consideration

Contingent consideration is recorded at the acquisition date estimated fair value of the contingent payment for all acquisitions. The fair value of the contingent consideration is remeasured each reporting period with any adjustments in fair value included in our Consolidated Statements of Income.

Results of Operations

The following table sets forth certain operating data as a percentage of revenues for the three and nine months ended September 30, 2011 and 2010:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales:
Cost of sales	68.0	67.5	69.2	67.6
Amortization of purchased technology	3.4	2.2	2.2	2.3
Total cost of sales	71.4	69.7	71.4	69.9
Gross margin	28.6	30.3	28.6	30.1
Research and development	13.2	13.1	12.6	13.4
Selling, general, and administrative	15.9	14.9	14.9	15.6
Intangible assets amortization	1.3	0.3	0.6	0.3
Restructuring and acquisition-related charges, net	5.9	(0.3)	3.3	—
Gain on the liquidation of a foreign subsidiary	(2.1)	—	(0.8)	—
Income (loss) from operations	(5.6)	2.3	(2.0)	0.8
Interest expense	(0.4)	(0.6)	(0.5)	(0.7)
Interest income	—	0.1	—	0.3
Other income (expense), net	0.3	(0.1)	0.1	—
Income (loss) before income tax benefit	(5.7)	1.7	(2.4)	0.4
Income tax benefit	(8.5)	(1.2)	(3.4)	(0.4)
Net income	2.8%	2.9%	1.0%	0.8%

Comparison of the Three and Nine Months Ended September 30, 2011 and 2010

Revenues

Revenues increased $22.7 million to $97.9 million in the three months ended September 30, 2011 from $75.2 million in the three months ended September 30, 2010. Revenues increased $33.9 million to $251.4 million in the nine months ended September 30, 2011 from $217.5 million in the nine months ended September 30, 2010.

For the three months ended September 30, 2011 and 2010 one customer, Nokia Siemens Networks, accounted for 29.1% and 42.0% of revenues. For the nine months ended September 30, 2011 Nokia Siemens Networks accounted for 40.2% of revenues and no other customers accounted for greater than 10% of revenues. For the nine months ended September 30, 2010 two customers, Nokia Siemens Networks and NEI accounted for 39.2% and 10.0% of revenues. Due to our growing design wins with new customers and acquisitions we expect a continued decline in customer concentration in future periods.

The following table sets forth our revenues by market (in thousands):

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
Next Generation Communication Networks Products	$53,626	$30,857	73.8%	$116,155	$90,093	28.9%
Legacy Communication Networks Products	23,717	24,575	(3.5)	76,711	71,073	7.9
Total Communication Networks Products	77,343	55,432	39.5	192,866	161,166	19.7
Medical Products	8,447	8,403	0.5	21,291	24,738	(13.9)
Other Commercial Products	12,086	11,332	6.7	37,202	31,581	17.8
Total Commercial Products	20,533	19,735	4.0	58,493	56,319	3.9
Total revenues	$97,876	$75,167	30.2%	$251,359	$217,485	15.6%

Communication Networks Product Group

Revenues in the Communication Networks market increased $21.9 million to $77.3 million for the three months ended September 30, 2011, from $55.4 million for the three months ended September 30, 2010. The increase in revenue for the three months ended September 30, 2011 reflects a $22.8 million increase in Next Generation Communication Networks products and an $858,000 decrease in Legacy Communication Network products. Increased revenues from the Next Generation Communication Networks products reflect a $12.8 million increase in revenues from ATCA products as the result of increased 3G and 4G/LTE infrastructure deployments and a $12.2 million increase in revenue due to the acquisition of Continuous Computing, offset by a $2.5 million decline in revenues from our media server products. Revenues from the Legacy Communication Networks products decreased as the expected decline in revenue from customers migrating to ATCA products more than offset a $3.1 million increase in revenue due to the acquisition of Continuous Computing.

For the nine months ended September 30, 2011, revenues in the Communication Networks market increased $31.7 million to $192.9 million from $161.2 million for the nine months ended September 30, 2010. The increase in revenue reflects a $26.1 million increase in Next Generation Communication Networks products and a $5.6 million increase in Legacy Communication Networks products. Increased revenues from the Next Generation Communication Networks products was due to a $17.9 million increase in revenues from ATCA products as the result of increased 3G and 4G/LTE infrastructure deployments and the continued migration within our largest customer from Legacy Communication Networks products as well as, a $12.2 million increase in revenue due to the acquisition of Continuous Computing. These increases were offset by a $4.3 million decline in revenues from our media server products. Increased revenues from the Legacy Communication Networks products reflect a near-term increase in market share with an existing customer during the first half of 2011 and a $3.1 million increase in revenue due to the acquisition of Continuous Computing.

Commercial Products Group

Revenues in the Commercial Products market increased $798,000 to $20.5 million for the three months ended September 30, 2011 from $19.7 million for the three months ended September 30, 2010. Revenues in the Commercial Products market increased $2.2 million to $58.5 million for the nine months ended September 30, 2011 from $56.3 million in the same period in 2010. The increase in revenue for the three months ended September 30, 2011 reflects a $754,000 increase in Other Commercial products. Increased revenues for the nine months ended September 30, 2011 were the result of a $5.6 million increase in revenues from our Other Commercials products and partially offset by a $3.4 million decline in revenues from our Medical products. Revenues from our Other Commercial products reflect increased sales of our COM Express products to a customer in the telecommunications industry. Revenues from our Medical products decreased primarily due to a decline in revenues from our RackMount Server product line. We expect revenues from our RackMount Server product line to continue to decline through 2012; however, we are reinvesting in this product line and expect revenue growth to resume again in 2013.

Given the dynamics of these markets, we may experience general fluctuations in the percentage of revenue attributable to each market. As a result, the quarter to quarter and year to year comparisons of our markets often are not indicative of overall economic trends affecting the long-term performance of our markets.

Revenue by Geography

The following tables outline overall revenue dollars and the percentage of revenues, by geographic region, for the three and nine months ended September 30, 2011 and 2010:

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
North America	$30,188	$24,739	22.0%	$73,137	$74,731	(2.1)%
Europe, the Middle East and Africa ("EMEA")	21,337	20,937	1.9	63,133	59,961	5.3
Asia Pacific	46,351	29,491	57.2	115,089	82,793	39.0
Total	$97,876	$75,167	30.2%	$251,359	$217,485	15.6%

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
North America	30.8%	32.9%	29.1%	34.3%
EMEA	21.8	27.9	25.1	27.6
Asia Pacific	47.4	39.2	45.8	38.1
Total	100.0%	100.0%	100.0%	100.0%

North America. Revenues from the North America region for the three months ended September 30, 2011 compared to the same period in 2010 increased $5.4 million to $30.2 million from $24.7 million. The increase is primarily due to the acquisition of Continuous Computing which contributed $5.4 million to revenues. Revenues from the North America region decreased $1.6 million to $73.1 million for the nine months ended September 30, 2011 from $74.7 million for the nine months ended September 30, 2010. The decrease in overall revenues from North America was primarily attributable to decreases in revenue from our ATCA blades that are used in telecommunication network monitoring equipment due to the timing of carrier deployment during the first half of 2011 which accelerated in third quarter of 2011 and is expected to continue to increase in the fourth quarter of 2011. This decrease was offset by a $5.4 million increase in revenue due to the acquisition of Continuous Computing and an increase in revenue from our Other Commercial products, which primarily reflects an increase in revenue from our COM Express products.

EMEA. Revenues from the EMEA region increased $400,000 to $21.3 million for the three months ended September 30, 2011 from $20.9 million for the three months ended September 30, 2010. The increase is primarily due to the acquisition of Continuous Computing which contributed $1.4 million to revenues. Revenues from the EMEA region increased $3.2 million to $63.1 million for the nine months ended September 30, 2011 from $60.0 million for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, the increase reflects a $2.1 million increase in revenues from Next Generation Communication Networks products and a $1.4 million increase due to the acquisition of Continuous Computing. These increases were offset by decreased revenues from our Medical products.

Asia Pacific. Revenues from the Asia Pacific region increased $16.9 million to $46.4 million for the three months ended September 30, 2011 from $29.5 million in the same period of 2010. Revenues from the Asia Pacific region increased $32.3 million to $115.1 million for the nine months ended September 30, 2011 from $82.8 million in the same period of 2010. The increase was the result of increased revenues from our Next Generation Communication Networks products as the result of increased 3G and 4G/LTE infrastructure deployments and a near-term increase in market share from an existing customer during the first half of 2011 from our Legacy Communication Networks products. In addition, revenues for the three and nine months ended September 30, 2011 benefited from the acquisition of Continuous Computing which contributed $8.5 million to revenues.

We currently expect continued fluctuations in the percentage of revenue from each geographic region. Additionally, we expect non-U.S. revenues to remain a significant portion of our revenues.

Gross Margin

Gross margin as a percentage of revenues decreased 1.7 percentage points to 28.6% for the three months ended September 30, 2011 from 30.3% for the three months ended September 30, 2010. Gross margin as a percentage of revenues decreased 1.5 percentage points to 28.6% for the nine months ended September 30, 2011 from 30.1% in the same period in 2010. Gross margin was unfavorably impacted for the three and nine months ended September 30, 2011 compared to the same periods in 2010 due to higher amortization of purchased technology, the continued deterioration of gross margin for Legacy Communication Networks products, and increased charges for excess and obsolete inventory primarily associated with rationalizing product overlap associated with our acquisition of Continuous Computing.

Amortization of purchased technology increased $1.7 million and $592,000 for the three and nine months ended September 30, 2011 compared to the same periods in 2010 due to the acquisition of Continuous Computing and offset by decreased amortization due to MCPD purchased-technology licenses that have become fully amortized. The decline in gross margin for Legacy Communication Network products is due to the end of life for our higher margin Legacy Communication Networks products combined with competitive pricing pressure on our newer Legacy Communication Networks products. For the three and nine months ended September 30, 2011, excess and obsolete charges increased $193,000 and $217,000 compared to the same periods in 2010 attributable to product overlap associated with our acquisition of Continuous Computing and product build in excess of customer demand associated with a range of products near end of life.

For the three and nine months ended September 30, 2011, gross margin was favorably impacted due to an increase in the share of Next Generation Communication Networks products as a percentage of our total revenues as compared to prior periods. In addition to the increase in share of overall revenues, gross margin on Next Generation Communication Networks products increased as a result of reduced customer concentration coupled with the acquisition of Continuous Computing.

Operating Expenses

The following table summarizes our operating expenses (in thousands):

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
Research and development	$12,955	$9,863	31.3%	$31,562	$29,174	8.2%
Selling, general and administrative	15,610	11,225	39.1	37,520	34,030	10.3
Intangible assets amortization	1,234	192	542.7	1,618	538	200.7
Restructuring and acquisition-related charges, net	5,758	(228)	NM	8,279	(203)	NM
Gain on the liquidation of a foreign subsidiary	(2,081)	—	NM	(2,081)	—	NM
Total	$33,476	$21,052	59.0%	$76,898	$63,539	21.0%

Research and Development

R&D expenses consist primarily of salary, bonuses and benefits for product development staff, and cost of design and development supplies and equipment, net of reimbursements for nonrecurring engineering services. R&D expenses increased $3.1 million to $13.0 million for the three months ended September 30, 2011 from $9.9 million for the same period in 2010. R&D expenses increased $2.4 million to $31.6 million for the nine months ended September 30, 2011 from $29.2 million for the nine months ended September 30, 2010. These increases are primarily due to the acquisition of Continuous Computing which contributed $3.2 million to R&D expense for the three and nine months ended September 30, 2011. This increase was offset by lower payroll and payroll-related costs of $326,000 and $1.1 million for the three and nine months ended September 30, 2011 resulting from a reduction in overall headcount and the transition of R&D activities to lower cost geographies. These cost savings were partially offset by an increase in expenses for temporary labor of $186,000 and $439,000 for the three and nine months ended September 30, 2011.

Selling, General, and Administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of salary, commissions, bonuses and benefits for sales, marketing, executive and administrative personnel, as well as professional services and costs of other general corporate activities. SG&A expenses increased $4.4 million to $15.6 million for the three months ended September 30, 2011 from $11.2 million for the same period in 2010. The increase in SG&A expenses for the three months ended September 30,

2011 was due to the acquisition of Continuous Computing which contributed an additional $3.8 million to SG&A expenses. In addition, SG&A expense was impacted by increased commissions of $508,000 and stock-based compensation expense of $276,000. The increase in commissions expense was primarily the result of strong design win performance during the third quarter of 2011 as well as increased third-party commissions. Stock-based compensation expense increased for the three months ended September 30, 2011 compared to the same period in 2010 and primarily reflects expense for new grants and options assumed as part of our acquisition of Continuous Computing.

SG&A expenses increased $3.5 million to $37.5 million for the nine months ended September 30, 2011 from $34.0 million for the same period in 2010. The increase in SG&A expenses for the nine months ended September 30, 2011 was due to the acquisition of Continuous Computing which contributed an additional $3.8 million to SG&A expenses. In addition SG&A expense increased as a result of an increase in commissions of $790,000 and temporary labor of $248,000. Increased commissions are the result of increased design win activity as well as an increase in third party commissions. These increases were offset by a decrease in stock-based compensation of $834,000. Stock-based compensation expense decreased due to the reversal of LTIP expense for a named executive officer who forfeited shares upon his departure as a result of not completing the requisite service period which was partially offset by increased expense for new grants and assumed options associated with the acquisition of Continuous Computing.

Intangible Assets Amortization

Intangible assets amortization increased $1.0 million to $1.2 million for the three months ended September 30, 2011 from $192,000 for the same period in 2010. Intangible assets amortization increased $1.1 million to $1.6 million for the nine months ended September 30, 2011 from $538,000 for the same period in 2010. Intangible assets amortization increased primarily due to the acquisition of Continuous Computing in July 2011 which contributed $1.2 million to amortization expense. The increase associated with Continuous Computing intangible assets was offset by a decrease of $109,000 resulting from final amortization of intangible assets associated with our acquisition of Convedia. We perform reviews for impairment of the purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Restructuring and Acquisition-Related Charges, Net

Restructuring and acquisition-related charges, net include expenses associated with restructuring activities as well as integration, transaction and legal fees, and retention bonuses incurred in connection with our acquisition of Continuous Computing. We evaluate the adequacy of the accrued restructuring and other charges on a quarterly basis. As a result, we record reversals to the accrued restructuring in the period in which we determine that expected restructuring and other obligations are less than the amounts accrued.

The increase in restructuring and acquisition-related charges, net for the three and nine months ended September 30, 2011 is due to expenses associated with our acquisition of Continuous Computing including legal and investment banking fees of $2.6 million and $4.2 million and restructuring activities associated with the acquisition. During the second quarter of 2011, we initiated a restructuring plan associated with the acquisition of Continuous Computing, and for the three and nine months ended September 30, 2011, we have recorded charges of $3.4 million and $4.3 million under this plan. This plan includes multiple phases and the full scope of the plan is expected to be finalized by the end of the fourth quarter. At the end of the third quarter, the plan included the identification of 114 positions at various locations that will be eliminated. The restructuring plan is ongoing and we expect to incur additional charges under the plan through the first quarter of 2012.

Stock-based Compensation Expense

Included within costs of sales, R&D and SG&A are expenses associated with stock-based compensation. Stock-based compensation expense consists of amortization of stock-based compensation associated with unvested stock options, restricted stock units issued to employees under the 2007 stock plan, the 1998 Continuous Computing plan, the Continuous Computing inducement stock plan and the long-term incentive plan ("LTIP"), and the employee stock purchase plan (“ESPP”).

We incurred and recognized stock-based compensation expense as follows (in thousands):

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
Cost of sales	$217	$194	11.9%	$572	$640	(10.6)%
Research and development	464	302	53.6	1,070	1,010	5.9
Selling, general and administrative	1,220	944	29.2	2,396	3,230	(25.8)
Total	$1,901	$1,440	32.0%	$4,038	$4,880	(17.3)%

Stock-based compensation expense for the three months ended September 30, 2011 increased over the comparable period due to new grants and assumed options associated with the acquisition of Continuous Computing. For the nine months ended September 30, 2011 stock-based compensation expense decreased over the comparable period due to the reversal of LTIP expense for a named executive officer and offset by additional expense associated with the acquisition of Continuous Computing.
Non-Operating Expenses

The following table summarizes our non-operating expenses (in thousands):

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
Interest expense	$(458)	$(462)	(0.9)%	$(1,410)	$(1,578)	(10.6)%
Interest income	6	59	(89.8)	97	566	(82.9)
Other income (expense), net	327	(55)	NM	187	(34)	NM
Total	$(125)	$(458)	(72.7)%	$(1,126)	$(1,046)	7.6%

Interest Expense

Interest expense includes interest incurred on our convertible notes and our lines of credit. The decrease in interest expense during the three and nine months ended September 30, 2011, compared to the same periods in 2010, was due to a decrease in the outstanding balance on our revolving line of credit. During 2011, we had no outstanding balances on our line of credit.

Interest Income and Other Income (Expense), Net

Interest income decreased for the three and nine months ended September 30, 2011 due to a decline in the weighted average balance of interest bearing investments held as a result of cash paid for the acquisition of Continuous Computing coupled with a decline in the average yield on investments.

Other income (expense), net increased for the three and nine months ended September 30, 2011 as a result of the strengthening of the US Dollar ('USD') against currencies of our non-USD functional currency subsidiaries. Specifically, as a result of our acquisition of Continuous Computing, we now have exposure to the Indian Rupee ("INR"), which, as a result of weakening against the USD gave rise to a substantial portion of the gain recognized in other income (expense) for the three months ended September 30, 2011. We are currently evaluating strategies to limit our exposure to fluctuations in exchange rates between the INR and USD and expect to begin hedging this currency exposure in the fourth quarter of 2011.
Income Tax Provision

We recorded tax benefits of $8.4 million and $884,000 for the three months ended September 30, 2011 and 2010. We recorded tax benefits of $8.5 million and $920,000 for the nine months ended September 30, 2011 and 2010. Our effective tax rate for the three months ended September 30, 2011 and 2010 was 149.2% and (68.7)%.  The effective tax rate fluctuations are due to the jurisdictions in which pretax income (loss) is being earned and income tax rate differences between the jurisdictions.  Additionally, the effective tax rate for the three months ended September 30, 2011 was increased by a partial release of the Company's valuation allowance provided against its U.S. net deferred tax assets as a result of the purchase accounting associated with the acquisition of Continuous Computing. An income tax benefit of $7.6 million was recognized upon the partial valuation allowance release.

Liquidity and Capital Resources

The following table summarizes selected financial information as of the dates indicated and for the three months ended September 30, 2011 and 2010 and for the year ended December 31, 2010:

	September 30, 2011	December 31, 2010	September 30, 2010
	(Dollar amounts in thousands)
Cash and cash equivalents	$55,902	$129,078	$133,257
Working capital	$79,175	$147,049	$147,009
Accounts receivable, net	$58,805	$42,855	$43,647
Inventories, net	$30,281	$15,178	$12,881
Accounts payable	$52,762	$29,190	$34,781
2013 convertible senior notes	$50,000	$50,000	$50,000
Days sales outstanding (A)	55	55	53

(A)	Based on ending net trade receivables divided by daily revenue (quarterly revenue, annualized and divided by 365 days).

Cash Flows

Cash and cash equivalents decreased by $73.2 million to $55.9 million at September 30, 2011 from $129.1 million at December 31, 2010. As of September 30, 2011, the amount of cash held by foreign subsidiaries was $23.8 million. If these funds are needed for our operations in the U.S., we would be required to accrue U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not require us to repatriate them to fund our U.S. operations. Any repatriation may not result in actual cash payments as the taxable event would likely be offset by the utilization of the then-available net operating losses and tax credits.

Activities impacting cash and cash equivalents are as follows:

	For the Nine Months Ended
	September 30,
	2011	2010
	(In thousands)
Operating Activities
Net income	$2,426	$1,713
Non-cash adjustments	8,101	14,632
Changes in working capital	3,388	2,909
Cash provided by operating activities	13,915	19,254
Cash provided by (used in) investing activities	(84,087)	52,768
Cash used in financing activities	(3,004)	(39,486)
Effects of exchange rate changes	—	49
Net increase (decrease) in cash and cash equivalents	$(73,176)	$32,585

Cash provided by operating activities in the nine months ended September 30, 2011 was $13.9 million and consisted of net income of $2.4 million, adjustments for non-cash items of $8.1 million and cash provided by working capital and other activities of $3.4 million. For the nine months ended September 30, 2011 primary drivers to changes in our working capital, net of changes attributable to the acquisition of Continuous Computing, consisted of the following:

•
Net trade accounts receivable increased primarily as the result of increased revenues, the timing of our shipments and customer payments. Days sales outstanding decreased from 59 days at December 31, 2010 to 54 days at September 30, 2011.

•	Inventories increased significantly due to the build-up of buffer stock and end of life products as we finalize our transition to one contract manufacturer.

•	Accounts payable increased as a direct result of our build in inventories as well as timing of vendor payments.

Days to pay increased from 54 days at December 31, 2010 to 69 days at September 30, 2011.

•	Deferred income increased as the result of customer billings not recognized as revenues due to undelivered elements or acceptance provisions contained in certain arrangements.

Cash provided by operating activities in the nine months ended September 30, 2010 was $19.3 million and consisted of net income of $1.7 million, adjustments for non-cash items of $14.6 million and cash provided by working capital and other activities of $2.9 million. For the nine months ended September 30, 2010 primary drivers to changes in our working capital consisted of the following:

•
Net trade accounts receivable decreased slightly primarily as a result of the timing of shipments and customer payments. Days sales outstanding decreased from 54 days at December 31, 2009 to 53 days at September 30, 2010.

•	Inventories decreased due to an increase in inventory turns as the result of the outsourcing of our manufacturing function as well as timing of customer shipments.

•	Accounts payable increased as a result of our cash management and timing of vendor payments. Days to pay increased from 50 days at December 31, 2009 to 61 days at September 30, 2010.

•
Deferred income increased as the result of an increase in the base of customer maintenance contracts as well as an increase in contract-specific deferrals for contracts containing undelivered elements.

Cash used in investing activities in the nine months ended September 30, 2011 of $84.1 million was primarily attributable to $79.3 million used for the acquisition of Continuous Computing and to capital expenditures of $4.3 million related principally to infrastructure to support our contract manufacturing model as well as our transfer to one contract manufacturer.

Cash provided by investing activities in the nine months ended September 30, 2010 of $52.8 million was attributable to $62.2 million of gross proceeds from the settlement of auction rate securities. Additional uses of cash included $3.4 million for the acquisition of Pactolus, $3.2 million for the purchase of other assets, and $3.3 million in capital expenditures principally related to office equipment and software.

Cash used in financing activities in the nine months ended September 30, 2011 of $3.0 million was primarily driven by repurchases of our common stock of $3.9 million under the Company's repurchase program and partially offset by cash received for net payments related to stock-based award activities of $1.2 million. As more fully discussed in Note 13 - Common Stock Repurchase Program of the Notes to the Unaudited Consolidated Financial Statements, we are authorized to repurchase an additional $16.1 million of common stock.

Cash used in financing activities in the nine months ended September 30, 2010 of $39.5 million was primarily related to $41.3 million in net repayments on our revolving UBS line of credit and partially offset by cash received for net payments related to stock-based award activities of $1.8 million.

As of September 30, 2011 and December 31, 2010, working capital was $79.2 million and $147.0 million, respectively. Working capital decreased $67.9 million as our current assets decreased $33.3 million and our current liabilities increased $34.6 million. The decrease in our current assets balance was primarily due to $81.5 million cash used for the July 2011 acquisition of Continuous Computing which was partially offset by Continuous Computing's current assets. Current liabilities increased primarily to the acquisition of Continuous Computing and an increase in our accounts payable balance resulting from increased inventory levels and timing of vendor payments.

Lines of Credit

Silicon Valley Bank

On November 1, 2011 the Company entered into a $40.0 million secured revolving line of credit agreement (the “Agreement”) with Silicon Valley Bank (“SVB”) to replace the Company's existing line of credit with SVB. The new Agreement matures on September 30, 2014 and is subject to a borrowing base and secured by the Company's accounts receivable. The secured revolving credit facility is available for cash borrowings, with $20.0 million of the Agreement available on a non-formula basis and the remaining $20.0 million subject to a borrowing formula based upon eligible accounts receivable. Eligible accounts receivable (as defined in the Agreement) include 100% of US and 65% of foreign (including Continuous Computing), limited to concentration by certain customers, accounts receivable not greater than 60 days past due and no greater than 120 days from original invoice date. Borrowings under the Agreement bear interest at the prime rate, which was 3.25% as of September 30, 2011, or LIBOR, which was 0.24% as of September 30, 2011, plus 1.25%, with either interest rate determined by the Company's election. The Company is required to make interest payments monthly. The Company is further required to pay a commitment fee equal to $35,000 on the closing date of the agreement and annually thereafter and to pay quarterly in arrears an unused facility fee in an amount equal to 0.375% per year of the unused amount of the facility.

The Agreement requires the Company to make and maintain certain financial covenants, representations, warranties and other agreements that are customary in credit agreements of this type. The Agreement also requires the Company to maintain the following specific financial covenants:

•
minimum quarterly liquidity ratio of 1.25 during the term of the agreement. The liquidity ratio is defined as cash, cash equivalents and short term investments (with cash and cash equivalents held by the Company's foreign subsidiaries not to exceed $10.0 million and excluding any investments held by the Company's foreign subsidiaries) plus eligible accounts receivable (as defined in the Agreement), divided by the sum of obligations to SVB;

•
minimum two quarter positive rolling EBITDA (earnings before interest, taxes, depreciation, amortization, stock based compensation, goodwill impairment charges, and non cash restructuring and integration expenses associated with the acquisition of Continuous Computing) of $3.0 million beginning with the quarter ending December 31, 2012. Prior to December 31, 2012, the minimum two quarter rolling EBITDA requirements increase on a quarterly basis with the quarter ending September 30, 2011 as follows: ($8.3) million, ($8.5) million, ($2.1) million, ($0.5) million and $2.0 million;

•	capital expenditures may not exceed $11.0 million in fiscal 2011 and $8.0 million in subsequent fiscal years.

As of September 30, 2011 and December 31, 2010, the Company had no outstanding balances or letters of credit issued on its behalf under the agreement that existed on those dates.

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

As of September 30, 2011 and December 31, 2010, we had outstanding 2013 convertible senior notes with a face value of $50.0 million.

Contractual Obligations

The following summarizes our contractual obligations at September 30, 2011 and the effect of such on its liquidity and cash flows in future periods (in thousands):

	Total	2011*	2012 - 2013	2014 - 2015	2016 & Thereafter
Operating leases	$25,064	$1,387	$9,785	$8,319	$5,573
Capital leases	108	10	82	16	—
Purchase obligations (A)	15,031	15,031	—	—	—
2013 convertible senior notes	50,000	—	50,000	—	—
Interest on convertible senior notes	2,063	—	2,063	—	—
Total	$92,266	$16,428	$61,930	$8,335	$5,573

*	Remaining three months of 2011.

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

In addition to the above, we have approximately $2.4 million associated with unrecognized tax benefits. These liabilities are primarily included as a component of “other accrued liabilities” in our Consolidated Balance Sheet as we do not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but do not believe that the ultimate settlement of our obligations will materially affect our liquidity.

Off-Balance Sheet Arrangements

We do not engage in any activity involving special purpose entities or off-balance sheet financing.

Liquidity Outlook

At September 30, 2011, our cash and cash equivalents amounted to $55.9 million. We believe that our current cash and cash equivalents, the cash generated from operations and our line of credit facility will satisfy our short and long-term expected working capital needs, capital expenditures, acquisitions, stock repurchases, and other liquidity requirements associated with our existing business operations.

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

These factors include, among others, the Company's high degree of customer concentration, the Company's transition to one contract manufacturer and use of the single contract manufacturer in the future for the significant portion of the production of our products, the anticipated amount and timing of revenues from design wins due to the Company's customers' product development schedule, cancellations or delays, matters affecting the embedded system industry, including changes in industry standards, changes in customer requirements and new product introductions, currency exchange rate fluctuations, changes in tariff and trade policies and other risks associated with foreign operations, actions by regulatory authorities or other third parties, actions by Continuous Computing's former shareholders, costs and difficulties related to integration of acquired businesses, delays, costs and difficulties related to the transaction, market conditions, performance and customer acceptance of the Trillium line of products, the combined companies' financial results and performance, satisfaction of closing conditions, and other factors described in "Risk Factors" and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2010, as updated in the subsequent quarterly reports on Form 10-Q. Although forward-looking statements help provide additional information about us, investors should keep in mind that forward-looking statements are only predictions, at a point in time, and are inherently less reliable than historical information.

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

Foreign Currency Risk. We pay the expenses of our international operations in local currencies, namely, the Canadian Dollar, Euro, Chinese Yuan, Japanese Yen, Malaysian Ringgit, British Pound Sterling, New Shekel, and Indian Rupee. Our international operations are subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, foreign exchange rate volatility and other regulations and restrictions. Accordingly, future results could be materially and adversely affected by changes in these or other factors. We are also exposed to foreign exchange rate fluctuations as the balance sheets and income statements of our foreign subsidiaries are translated into U.S. Dollars during the consolidation process. Because exchange rates vary, these results, when translated, may vary from expectations and adversely affect overall expected profitability.

Based on our policy, we have established a foreign currency exposure management program which uses derivative foreign exchange contracts to address nonfunctional currency exposures. In order to reduce the potentially adverse effects of foreign currency exchange rate fluctuations, we may enter into forward exchange contracts. These hedging transactions limit our exposure to changes in the U.S. Dollar/Canadian Dollar exchange rate, and as of September 30, 2011 the total notional or contractual value of the contracts we held was $8.3 million. These contracts will mature over the next 14 months.

Holding other variables constant, a 10% adverse fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Canadian Dollar would require an adjustment of $829,000, and our total hedge liability as of September 30, 2011, would be $1.1 million. A 10% favorable fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Canadian Dollar would result in an adjustment of $763,000 reversing our hedge liability and creating a hedge asset as of September 30, 2011 of $499,000. We do not expect a 10% fluctuation to have any impact on our operating results as the underlying hedged transactions will move in an equal and opposite direction. As of September 30, 2011 our hedged positions are associated with our exposure to movements in the Canadian Dollar. If there is an unfavorable movement in the Canadian Dollar relative to our hedged positions this would be offset by reduced expenses, after conversion to the U.S. Dollar, associated with obligations paid for in the Canadian Dollar.

Convertible Notes. The fair value of the 2013 convertible senior notes is sensitive to interest rate changes as well as changes in our stock price. Interest rate changes would result in an increase or decrease in the fair value of the 2013 convertible senior notes due to differences between market interest rates and rates in effect at the inception of the obligation. Fluctuations in our stock price would result in an increase or decrease in the fair value of the 2013 convertible senior notes due to the value of the notes derived from the conversion feature. Unless we elect to repurchase our 2013 convertible senior notes in the open market, changes in the fair value of the senior convertible notes have no impact on our cash flows or Consolidated Financial Statements. The estimated fair value of the 2013 convertible senior notes was $44.9 million and $49.1 million at September 30, 2011 and December 31, 2010, respectively.

Item 4. Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective.

During our most recent fiscal quarter ended September 30, 2011, no change occurred in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company acquired Continuous Computing Corporation ("Continuous Computing") on July 8, 2011. Continuous Computing was not previously required to maintain disclosure controls and procedures, or maintain, document and assess internal control over financial reporting, as required under the rules and regulation of the Securities and Exchange Commission. The Company will review Continuous Computing's procedures and controls and may make additional changes in those controls in the future. The Company excluded Continuous Computing from its assessment of the effectiveness of disclosure controls and procedures as of September 30, 2011.

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

 We have incurred and expect to continue to incur a number of non-recurring transaction costs associated with completing the acquisition, combining the operations of the two companies and achieving desired synergies. These fees and costs will be substantial. During the initial months after the closing of the acquisition as we integrate Continuous Computing's operations and personnel, we could experience operating inefficiencies that would adversely impact our gross margin and operating results. As a result of additional integration-related cash expenditures, purchase accounting charges and potential operating and integration inefficiencies, our operating results and financial condition may be adversely affected, particularly in the first year following the closing of the acquisition. Furthermore, the integration may result in additional and unforeseen expenses or delays. If we are not able to successfully integrate Continuous Computing's business and operations, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs [1]
July 1, 2011 through July 31, 2011	—	$—	149,747	$18,747
August 1, 2011 through August 31, 2011	176,633	$7.44	326,380	$17,433
September 1, 2011 through September 30, 2011	191,651	$6.98	518,031	$16,096
Total	368,284	$7.54	518,031	$16,096

[1] In December 2010, the Board of Directors authorized the repurchase of up to $20 million of our common stock through open market transactions or through privately negotiated transactions from time to time at the discretion of management.

Item 5. Other Information

Credit Agreement Amended and Restated

On November 1, 2011 the Company entered into a $40.0 million secured revolving line of credit agreement (the “Agreement”) with Silicon Valley Bank (“SVB”) to replace the Company's existing line of credit with SVB. The new Agreement matures on September 30, 2014 and is subject to a borrowing base and secured by the Company's accounts receivable. The secured revolving credit facility is available for cash borrowings, with $20.0 million of the Agreement available on a non-formula basis and the remaining $20.0 million subject to a borrowing formula based upon eligible accounts receivable. Eligible accounts receivable (as defined in the Agreement) include 100% of US and 65% of foreign (including Continuous Computing) accounts receivable, limited to concentration by certain customers, not greater than 60 days past due and no greater than 120 days from original invoice date. Borrowings under the Agreement bear interest at the prime rate, which was 3.25% as of September 30, 2011, or LIBOR, which was 0.24% as of September 30, 2011, plus 1.25%, with either interest rate determined by the Company's election. The Company is required to make interest payments monthly. The Company is further required to pay a commitment fee equal to $35,000 on the closing date of the agreement and annually thereafter and to pay quarterly in arrears an unused facility fee in an amount equal to 0.375% per year of the unused amount of the facility.

The Agreement requires the Company to make and maintain certain financial covenants, representations, warranties and other agreements that are customary in credit agreements of this type. The Agreement also requires the Company to maintain the following specific financial covenants:

•
minimum quarterly liquidity ratio of 1.25 during the term of the agreement. The liquidity ratio is defined as cash, cash equivalents and short term investments (with cash and cash equivalents held by the Company's foreign subsidiaries not to exceed $10.0 million and excluding any investments held by the Company's foreign subsidiaries) plus eligible accounts receivable (as defined in the Agreement), divided by the sum of obligations to SVB;

•
minimum two quarter positive rolling EBITDA (earnings before interest, taxes, depreciation, amortization, stock based compensation, goodwill impairment charges, and non cash restructuring and integration expenses associated with the acquisition of Continuous Computing) of $3.0 million beginning with the quarter ending December 31, 2012. Prior to December 31, 2012, the minimum two quarter rolling EBITDA requirements increase on a quarterly basis with the quarter ending September 30, 2011 as follows: ($8.3) million, ($8.5) million, ($2.1) million, ($0.5) million and $2.0 million; and

•	capital expenditures may not exceed $11.0 million in fiscal 2011 and $8.0 million in subsequent fiscal years.

The foregoing summary of the Amended and Restated Loan and Security Agreement is not complete and is qualified in its entirety by reference to the Amended and Restated Loan and Security Agreement, filed as Exhibit 10.1 to this report and incorporated herein by reference.

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

10.1*	Amended and Restated Loan and Security Agreement, dated November 1, 2011, between the Company and Silicon Valley Bank.

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Presentation Linkbase

101.DEF**	XBRL Taxonomy Definition Linkbase

*	Filed herewith

**
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

RADISYS CORPORATION
Dated:	November 4, 2011	By:	/s/ Michel Dagenais
Michel Dagenais
Chief Executive Officer

Dated:	November 4, 2011	By:	/s/ Brian Bronson
Brian Bronson
President, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No	Description
2.1	Merger Agreement between the Company and Continuous Computing Corporation dated May 2, 2011 incorporated by reference from Exhibit 2.1 in the Company's Current Report on Form 8-K filed on May 3, 2011.

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

10.1*	Amended and Restated Loan and Security Agreement, dated November 1, 2011, between the Company and Silicon Valley Bank.

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Presentation Linkbase

101.DEF**	XBRL Taxonomy Definition Linkbase

*	Filed herewith

**
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