Form 10-K
period 2011-12-31
RADISYS CORP
filed 2012-03-01
CIK 873044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
 Form 10-K
__________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2011
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates (based upon the closing price of the NASDAQ Global Select Market on June 30, 2011 of $7.29) of the registrant as of June 30, 2011 was approximately $121,332,128. For purposes of the calculation executive officers, directors and holders of 10% or more of the outstanding common stock are considered affiliates.
Number of shares of common stock outstanding as of February 28, 2012: 28,044,968
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2012 Annual Meeting of Shareholders to be held on June 13, 2012 are incorporated by reference into Part III of this report.

RADISYS CORPORATION

FORM 10-K

PART I

Item 1. Business

General

Radisys (NASDAQ: RSYS) is a leading provider of embedded wireless infrastructure solutions for telecom, aerospace, defense and public safety applications. Radisys' market-leading Advanced Telecommunications Computing Architecture (“ATCA”), Internet Protocol (“IP”) Media Server, Computer-on-Module (“COM”) Express, Rackmount Server platforms and world-renowned Trillium software coupled with an expert professional services organization and market expertise enable Radisys customers to bring high-value products and services to market faster with lower investment and risk. Radisys solutions are used in a wide variety of 3G & 4G / Long-Term Evolution ("LTE") mobile network applications including: Radio Access Networks ("RAN") solutions from femtocells to picocells and macrocells, wireless core network applications, Deep Packet Inspection ("DPI") and policy management, conferencing and media services including voice, video and data, as well as customized mobile network applications that support the aerospace, defense and public safety markets. Unless required by context, or as otherwise indicated, “we,” “us,” “our” and similar terms, as well as references to the “Company” and “Radisys” refer to Radisys Corporation and include all of our consolidated subsidiaries.

In July 2011, we acquired Continuous Computing Corporation ("Continuous Computing"), a developer of communications systems consisting of highly integrated ATCA platforms and Trillium protocol software coupled with professional services to enable a full solution offering. Continuous Computing's key customer applications include 3G and 4G Wireless infrastructure, Small Cell base stations, Traffic Management, Internet Offload and Network Security. The acquisition is expected to accelerate the Company's strategy to deliver more differentiated platforms and solutions. Continuous Computing also brings expansion into high growth markets with many new customers, creating meaningful customer diversification.

Market Drivers
As a producer of embedded wireless communications hardware and software products, we are uniquely positioned to benefit from the significant growth in the wireless communications infrastructure market as demand for data and video traffic continues to expand as a result of the increasing usage of smart phones, tablets and other wireless devices. These projected increases in traffic are driving the need for wireless communications and other network providers to decrease the cost and increase the efficiency of wireless networks through the following:

•
Lowering the cost per bit of data transferred on wireless networks. The wireless spectrum is a limited resource over which data is transferred. Wireless communications and network providers require continual technological advancements to allow increasing amounts of data to be transferred over the same band of wireless spectrum. Our products and solutions enable providers to lower the cost per bit by:

◦	transforming wireless networks through the use of small cell technology that decrease mobile data traffic congestion,

◦	upgrading core and access network elements from 10G to 40G ATCA platforms which increase the network connectivity bandwidth and

◦	increasing the amount of data offloaded from wireless spectrum to other communications networks such as WiFi, the internet and the fiber optic infrastructure.

•
Increasing average revenue per user ("ARPU"). Wireless communications and network providers require the ability to increase the monetization of users accessing their networks. Through the use of our products and solutions, our customers can increase monetization by:

◦	offering tiered service level agreements to their customers,

◦	increasing value-added services such as audio conferencing, ringback tones, video conferencing and high-definition voice and

◦	increasing the scope of connected devices able to access their networks.

In addition to these fundamental market drivers, we believe there are a number of additional drivers for growth in our target markets, including:

•
The increasing desire by original equipment manufacturers (“OEMs”) to utilize standards-based, merchant supplied platforms and solutions to develop their systems. We believe more OEMs will see the advantage of accelerating their internal development efforts by leveraging the technical expertise of merchant-supplied platforms and solutions from partners like Radisys to deliver a larger number of more valuable new products at a lower total cost.

•
Meaningful traffic growth in the network will require high density, high speed, and high performance systems. Radisys' ATCA 10G and 40G systems provide 2 to 10 times the density when compared to legacy systems.

•
The industry structure is changing in that telecommunications equipment manufacturers (“TEMs”) are focusing more on applications and network operations, while operators and carriers are focusing more on service and content delivery. We continue to benefit from these market shifts and are providing more platforms and solutions to TEMs.

•
Continued emergence, growth and evolution of applications utilizing next-generation LTE wireless networks, WiMAX networks, Femtocell Gateways, Video Gateways, IPTV, IP Messaging, Network Surveillance, Network Security, Aerospace and Defense, and DPI, all of which are supported by ATCA.

•
Ongoing growth of revenue-generating IP telecommunication services, including mobile Value Added Services, Voice over IP ("VoIP") and Video over IP Communications, Mobile Video, Multimedia Conferencing, Interactive Voice and Video Response, all of which are supported by our Media Servers and Application Server products.

Our Strategy
Our strategy is to provide secure, cost-effective, faster, and smarter solutions for mobile broadband networks to ultimately increase the efficiency of wireless spectrum for the end users of our products. We believe we are uniquely positioned to address the needs of our customers by:

•
Providing a comprehensive solution to our customers through a combination of our unique hardware, software, and professional services offerings. We are a leading embedded wireless infrastructure solutions vendor and provide a complete suite of solutions for customers in the wireless industry. We believe that our combination of hardware and software expertise, along with our professional service capabilities, creates a compelling and unique offering that our customers value and our competitors will find hard to duplicate. In addition, we possess expertise to address our customer's needs in each of the key components of their wireless networks. As part of our strategy, we will also further leverage our core competencies in embedded hardware design by making renewed investments in COM Express and Rackmount Server products that are primarily targeted at medical, defense and aerospace and other commercial markets. We expect to provide compelling solutions to targeted customers in these markets while leveraging our existing infrastructure and developed technologies from the wireless communications infrastructure market.

•
Accelerating time-to-market for our customers. We offer standards-based, turn-key solutions such as Trillium software, ATCA, Media Server, and Application solutions for the communications networks market, along with COM Express and Rackmount Servers solutions for the commercial market. These standards-based solutions, combined with our strong technical resources, provide our OEM customers with more flexibility and reduced time-to-market than if they developed these solutions internally.

•
Lowering total cost-of-ownership for our customers. Our embedded wireless communications hardware and software products provide a lower total cost-of-ownership to our customers by reducing R&D and support cost, when compared to utilizing their own internal development capabilities and resources. By leveraging our technology expertise and development, our customers no longer have to invest in maintaining and upgrading current technologies or new technologies and can focus their development efforts on their own differentiating applications.

Our Markets and Products
Our strategy addresses our customer's needs in the following two primary markets:
Communication Networks
We have differentiated our products within the communication networks market as follows: Next Generation and Legacy Communication Networks. Our strategy continues to focus on the development and sales of Next Generation products as these products achieve higher margins than our legacy products and are developed under current technology standards.
Our Next Generation Communication Networks products provide our customers with a comprehensive suite of solutions to address their core network needs. These solutions include the following product families:

•
Trillium Software. Our Trillium software protocols are the underlying signaling infrastructure that enables the communication between core network products and wireless communications devices. Trillium software protocols encompass all of the wireless communications software required for mobile devices to interact with 3G and 4G/LTE core network providers.

Trillium Software is enabling the next-generation of mobile networks and applications. Our capabilities enable signaling from user devices to the RAN and through to the core of the network and spans all generations of wireless networks including 2G, 2.5G, 3G and 4G / LTE. Trillium software is the foundation for our Femtotality solutions in both 3G and 4G/LTE networks through small cell platforms. Femtotality enables small cell network equipment to provide end users with additional functionality not previously available in small cells such as enabling device and privilege identification, location services, and performing radio resource management ("RRM"). RRM functionality is increasingly sought out by wireless network providers to maximize wireless spectrum as RRM technology increases the efficiency of wireless networks by allowing multiple wireless network users to access the same channel frequencies on wireless networks which was not previously possible using legacy technologies.

•
Media Servers. Our line of market leading IP media server products enable innovation and differentiation by providing powerful, reusable and highly scalable multimedia processing platforms for Audio Conferencing, VoIP, Video over IP, and IP Multimedia Subsystem ("IMS") telecommunication service providers, solution developers and enterprise customers. Together with our own conferencing application software ("SIPware"), or applications offered by our solution partners, our IP media server products support the next generation of feature rich, revenue-generating services that combine the best of the Internet and telecommunications worlds.

Our IP media servers perform as the Multimedia Resource Function ("MRF") in an IMS architecture, enabling fixed mobile convergence by delivering a shared IP media processing resource for any access network, including 4G/LTE wireless, broadband, cable, public switched telephone network ("PSTN") or satellite. The system's multi-service versatility enables service providers, and their application development partners, to rapidly deploy innovative high-margin telecommunications services including multimedia conferencing, ringback tones, unified communications and IP contact center applications. The introduction of our voice quality enhancement ("VQE") solution provides a group of features specifically designed to address noise, packet loss, and echo in VoIP networks which greatly enhances the already compelling economic benefits of VoIP services. More recently, we have added IP-IP transcoding features, improved Video over IP capabilities and densities, with support for Voice over LTE ("VoLTE"), positioning our media server family of products to benefit from the growth in LTE mobile networks and mobile video services.

•
ATCA. Our ATCA product family includes a fully integrated, application-ready platform as well as a set of modular solutions all configurable for a wide variety of applications. ATCA delivers a common managed platform for network elements comprised of data, control and application functionality. This offers a significant benefit to our customers. Utilizing the same common platform for a variety of applications, TEMs can reduce overall development time and significantly reduce development, lifecycle and equipment costs.

We offer standard ATCA platforms which integrate a number of key products and applications to enable functions within the core of wireless networks. These products are comprised of carrier blades, chassis, disk modules, line cards, and processing and switch modules. Specific functionality provided by our ATCA products includes:

◦	Computing/Switching. These blades provide the essential functionality necessary to enable sophisticated applications such as traffic shaping, internet offload, load balancing, and security gateways.

◦
Deep Packet Inspection. Allows our customers to analyze packets of data traveling across wireless networks and create protocols to manage the packets, thus enabling advanced network management. This functionality is increasing required by telecommunications and network providers as they seek to improve the efficiency and revenue-generating ability of their networks.

◦	Digital Signal Processing. These products provide the key functionality required for audio, digital, and video signal compression and transmission across wireless networks.
Our Legacy Communication Networks products include all other products addressing our customer's communication network needs. These products are based on earlier technology standards and are less technology-rich than our Next Generation products.
Other Markets
Other markets consist primarily of solutions and systems for the medical imaging, test and measurement, and aerospace and defense submarkets. We have two primary product families within the other markets category:

•
Computer-on-Module Express. Our COM Express compute solutions are designed for applications that require a standard processor and memory subsystem, but also modular flexibility to retain key design level IP on a separate carrier board. COM Express products are based on modular computing solutions. Because they are modular and standards-based, our COM Express products help equipment manufacturers shorten their time to market and reduce development costs. By making processor, chipset and memory modular independent of the rest of the system design, manufacturers can focus engineering resources on developing differentiating features and avoid the design turnover that comes with implementing new processor generations.

•
Rackmount Servers. Our embedded Rackmount Servers specialize in meeting the needs of specific applications that are designed to be the central control point of a larger integrated system. Examples of systems that incorporate embedded servers include medical imaging systems, high performance test and measurement instruments, telecommunications “appliances" and military imaging and signal processing systems.

Our Solutions

End-to-End LTE Infrastructure
From Radio Access to Media Processing

Radio Access Network
User Equipment
Home eNodeB
User Equipment
eNodeB
TRILLIUM
FROM radisys
Evolved Packet Core
Mobility Management Entity
LTE Security Gateway
Security Gateway
Packet Gateway
TRILLIUM
FROM radisys
Policy Control
Policy Control Routing Function
Policy Control Enforcement Function
Media / Content
IP Multimedia Subsystem
Application Server
Media Resource Function
Internet

We provide end-to-end infrastructure solutions for existing and next-generation wireless and advanced wireless communications networks. Our embedded hardware and software products combined with our professional service capabilities provide our customers with solutions from the point users access wireless networks, to managing and controlling the information flow within networks, as well as providing voice, video, and image manipulation capabilities for network providers. Specifically we provide solutions to our customers in the following areas:

•
Radio Access Network. This is the point at which user equipment, such as mobile phones, access wireless networks via base stations. Our Trillium software provides the signaling protocols that wireless networks depend upon to allow user equipment to access wireless networks while also lowering the overall cost-per-bit of data by increasing the amount of data which can be transferred over a set amount of wireless spectrum. Trillium protocols address solutions in a wide-range of wireless network technologies including LTE, 3G, femtocell and small cell technologies as well as solutions for IMS and VoIP technologies. In addition, our COM Express products provide modular solutions throughout a variety of industries that allow users to access a wireless networks.

•
Evolved Packet Core ("EPC"). EPC defines the capabilities of the core network. Our technologies address both the essential functionality and compute power within the wireless network core and include our Trillium software, ATCA hardware, and Security Gateway ("SEG") technologies. Our ATCA hardware provides both the necessary compute power as well as the essential decision-making capabilities which allow wireless networks to function. Our SEG product, based on our common ATCA platform, addresses our customer's needs to ensure network data is encrypted when transmitted from base stations to the core network. This is an ever-increasing requirement as network providers are increasingly transmitting data to the network core over leased wire lines which requires the data to be encrypted to ensure the security of customer data.

•
Policy Control. This function resides in the core network and enables the network to define policies on how to handle network traffic as well as enforcement of the defined policies based upon the characteristics of data itself. Our ATCA products provide the functionality necessary to allow core networks to, for instance, block calls and enforce the call blocking. In addition, our ATCA products enable our customers to perform DPI which allows them to analyze the user traffic on their networks. Through the use of DPI, customers and end users are able to increase average revenue per user and monetize their networks by providing different classes of services to customers and optimizing data traffic by enabling networks to be device and application aware. Further, our Rackmount servers are used in a variety of applications within the medical field and enable processing of heavy work-loads that previously required multiple workstations or processors.

•
Media / Content. IMS operates in the core of wireline and wireless networks, including 4G/LTE networks, to support and deliver a wide range of telecommunication services. Our media servers perform the function of the Multimedia Resource Function in an IMS architecture, providing economical real-time IP audio and video media processing essential for supporting tens of thousands of simultaneous real-time telecommunication sessions in a typical IP network or 4G/LTE service deployment. Typical services range from basic network announcements, to more advanced services such as Voice over LTE, Interactive Voice and Video Response ("IVVR"), or multimedia Ringback Tones. The IMS is also where IP to IP transcoding is performed, potentially combined with our Voice Quality Enhancement ("VQE") and other media conditioning features, to interconnect telecom devices operating with incompatible audio and video codecs. Finally, the Radisys media server acting as the IMS MRF can be packaged with our SIPware conferencing application software, to deliver our Conferencing Service Provider ("CSP") customers complete integrated revenue-generating audio conferencing or video conferencing solutions.

In addition, our Trillium software allows customers to simplify their IMS networks by addressing common concerns for network providers such as interoperability, security, quality of service and legacy interworking. Through using our Media Server, Application software, and Trillium software our customers are able to increase the average revenue per user by offering additional features and functionality to their customers.

Segments

Radisys is one operating segment as determined by the way that management makes operating decisions and assesses Radisys’ financial performance. See Note 18 — Segment Information of the Notes to the Consolidated Financial Statements for segment information.

Competition

We have four different types of competitors:

•
Our target customers. Our most significant competition is from our own customers and potential customers who choose to remain vertically integrated and continue to internally design and supply all or most of their own platforms, modules and/or sub-systems.

•	Platform providers. Our competitors in the platform product space include Emerson Network Power, HP, and IBM. In addition, we face competition in the media server market from AudioCodes and Dialogic.

•	Board providers. Our competitors in the board product space include ADLink Technologies, Advantech Co., Emerson Network Power and Kontron AG.

•	Embedded software. Our primary competitors in the embedded software solutions market, into which our Trillium software is sold, are Aricent Group, NodeH and Tata Communications.

We believe the main competitive factors are product performance, quality, service, time to market, ability to respond to technological change and/or price. We believe that our system level architecture and design expertise, coupled with our broad technology portfolio, flexibility in working intimately with system makers and our ability to combine commercial off the shelf platforms with networking software and services to complete solutions, will enable us to differentiate our products against our competition. We believe our rapid design cycles and standards-based solutions coupled with our design and manufacturing presence in low cost geographies will provide customers with a time to market advantage at a lower total cost.

Customers

Our customers include many leading system makers in a variety of end markets. Examples of these customers include: AAI, Agilent Technologies, Alcatel-Lucent, Arris, Arrow Electronics, AT&T (fulfilled through Nokia Siemens Networks), Cisco Systems, Danaher (fulfilled directly and through NEI), Fujitsu (fulfilled through Okaya), G.E. Healthcare, IP Access, Italtel, Kineto Wireless, Lestina International, LG Ericsson, Miltope, Motorola, NEC (fulfilled directly and through Kineto Wireless and Macnica Networks Corp.), Nokia Siemens Networks, PGi (formerly Premiere Global), Philips Healthcare, Qwest, Samsung, Siemens Medical, Tellabs, UTStarcom, Viasat, Webex, West Corporation, and ZTE.

Our five largest customers, accounting for approximately 59% of revenues in 2011, are listed below with an example of the type of application which incorporates our products:

Customer	Application / End Customer
Arrow Electronics	Defense communications / telecommunications applications to various end customers
Danaher	Network performance monitoring equipment and network security
LG-Ericsson	Complete ATCA systems for use in 3G and 4G/LTE wireless infrastructure solutions
Nokia Siemens Networks	2, 2.5, and 3G wireless infrastructure equipment incorporated into Nokia Siemens Networks solutions as well as conferencing solutions sold through to the carrier at&t
Philips Healthcare	Medical imaging equipment

Nokia Siemens Networks was our largest customer in 2011 accounting for 35% of 2011 revenues.

Research and Development
Because the industries in which we compete are characterized by rapid technological advances, our ability to compete successfully depends heavily upon its ability to ensure a continual and timely flow of competitive products, services and technologies to the marketplace. We continue to develop new technologies to enhance existing products and to expand the range of its product offerings through research and development, licensing of intellectual property and acquisition of third-party businesses and technology. Our research and development ("R&D") staff consisted of 476 engineers and technicians as of February 3, 2012 located in the U.S, Canada, China, India and Malaysia. R&D expense in 2011, 2010 and 2009 was $44.6 million, $38.7 million and $41.9 million.

Sales, Marketing, and Service

Our products are sold through a variety of channels, including direct sales, distributors and sales representatives, and system integrators. The total direct sales and marketing headcount was 112 as of February 3, 2012. Our teams collaborate with our customers to combine their development efforts in key areas of competency to achieve higher quality, lower development and product cost and faster time to market for their products.

We market and sell our products in North America, EMEA and Asia Pacific. EMEA includes Europe, the Middle East and Africa while the Asia Pacific region includes India. In each of these geographic markets, products are sold principally through a direct sales force with our sales resources located in the U.S., Canada, Europe, China, Japan, India, and Korea. In addition, in each of these geographies we make use of an indirect distribution model and sales representatives to access additional customers. In 2011, global revenues were comprised geographically of 32% from North America, 24% from EMEA and 44% from Asia Pacific. See Note 18—Segment Information of the Notes to the Consolidated Financial Statements for financial information by geographic area.

We have a worldwide service organization focused on meeting our customers' needs for hardware warranty and repair, system integration, and training. In addition, we provide technical support and maintenance service agreements specifically for our next generation product families to address customer needs for hardware and software products. Certain customers enter into technical support and maintenance service agreements which allow the customers to receive product upgrades and enhancements over the life of the contract as such releases become generally available.

Supply Chain Operations

Our manufacturing is fully outsourced to contract manufacturing partners in Asia as we believe these partners provide significant cost savings advantages to our business. Total operations headcount was 301 as of February 3, 2012, which includes 146 employees in manufacturing operations and 155 professional service employees. We utilize our offices in Shenzhen, China and Penang, Malaysia to oversee the supply chain management, manufacturing, integration and product testing and quality efforts conducted by our contract manufacturing partners in these regions. We also utilize an integration facility in Burnaby, British Columbia, which is responsible for the final integration, testing and delivery of Media Server systems.

We are in process of transitioning to a single source contract manufacturer. During 2011, we successfully completed the transition from two to one contract manufacturers; however, as a result of the Continuous Computing acquisition, we gained an additional contract manufacturer relationship. We are in process of transitioning from the Continuous Computing contract manufacturer and expect to complete the transition during 2012, at which time we will have a single source contract manufacturer.

Backlog

As of December 31, 2011, our backlog was approximately $51.0 million, compared to $43.9 million as of December 31, 2010. We include in our backlog all unshipped purchase orders scheduled for delivery within 12 months.

Intellectual Property

We hold 38 U.S. and 31 foreign utility patents, three U.S. design patents and have seven U.S. and nine foreign patent applications pending. We also rely on trade secrets, know-how and rapid time to market for protection and leverage of our intellectual property. We have from time to time been made aware of others in the industry who assert exclusive rights to certain technologies, usually in the form of an offer to license certain rights for fees or royalties. Our policy is to evaluate such claims on a case-by-case basis. We may seek to enter into licensing agreements with companies having or asserting rights to technologies if we conclude that such licensing arrangements are necessary or desirable in developing specific products.

Employees

As of February 3, 2012, we had 1,024 employees, comprised of 983 regular employees and 41 agency sourced temporary employees or contractors. We are not subject to any collective bargaining agreements, have never been subject to a work stoppage, and believe we have maintained good relationships with our employees.

Corporate History

Radisys Corporation was incorporated in March 1987 under the laws of the State of Oregon. Our principal offices are located at 5435 N.E. Dawson Creek Drive, Hillsboro, OR 97124; our telephone number is (503) 615-1100. Our website address is www.radisys.com.

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

We have adopted Corporate Governance Guidelines for our Board of Directors and a Code of Conduct and Ethics (“the Code”) for our Board of Directors, our Chief Executive Officer, principal financial and accounting officers and other persons responsible for financial management and our employees generally. We also have charters for the Audit Committee, Compensation and Development Committee, Nominating and Corporate Governance Committee and Technology and Market Development Committee of our Board of Directors. Copies of the above-referenced documents may be obtained on our website (www.radisys.com), and such information is available in print to any shareholder who requests it by contacting us at our corporate headquarters at (503) 615-1100. Information contained on the Company’s website is not included as part of, or incorporated by reference into, this report.

We also utilize a third party compliance website, EthicsPoint®, to provide our employees with a simple, risk-free way to anonymously and confidentially report actual or suspected activities that may involve financial or criminal misconduct or violations of the Code. This webpage is hosted on EthicsPoint’s secure servers and is not part of our website or intranet.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. Some of the forward-looking statements contained in this report include:

•	expectations and goals for revenues, gross profit, R&D expenses, selling, general and administrative ("SG&A") expenses and profits;

•	the impact of our restructuring events on future operating results;

•	our projected liquidity;

•	future operations and market conditions;

•	industry trends or conditions and the business environment;

•	future levels of inventory and backlog and new products introductions;

•	expected synergies and other expense savings and operational and administrative efficiencies, opportunities, timing, expense and effects of the acquisition of Continuous Computing;

•	financial performance, revenue growth, management changes or other attributes of Radisys following the acquisition; and

•	other statements that are not historical facts.

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

These factors include, among others, the Company's high degree of customer concentration, the Company's transition to one contract manufacturer and use of the single contract manufacturer in the future for the significant portion of the production of our products, the anticipated amount and timing of revenues from design wins due to the Company's customers' product development schedule, cancellations or delays, matters affecting the embedded system industry, including changes in industry standards, changes in customer requirements and new product introductions, currency exchange rate fluctuations, changes in tariff and trade policies and other risks associated with foreign operations, actions by regulatory authorities or other third parties, actions by Continuous Computing's former shareholders, costs and difficulties related to integration of acquired businesses, delays, costs and difficulties related to the transaction, market conditions, performance and customer acceptance of the Trillium line of products, the combined companies' financial results and performance, satisfaction of closing conditions, and other factors listed in Item 1A “Risk Factors” and in other reports we file with the SEC. Although forward-looking statements help provide additional information about us, investors should keep in mind that forward-looking statements are only predictions, at a point in time, and are inherently less reliable than historical information.

Forward-looking statements in this report include discussions of our goals, including those discussions set forth in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations". We cannot provide assurance that these goals will be achieved.

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

There are many factors that affect our business and the results of our operations, many of which are beyond our control. The risks described in this report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Because of the significant percentage of our sales to certain customers, the loss of, or a substantial decline in sales to, a top customer could have a material adverse effect on our revenues and profitability.

For 2011, 2010 and 2009, we derived 59%, 63% and 65%, respectively, of our revenues from our five largest customers during these periods. These five customers were Arrow Electronics, Danaher, LG-Ericsson, Nokia Siemens Networks and Philips Healthcare, each of which purchase a variety of products from us. During 2011, 2010 and 2009, revenues attributable to Nokia Siemens Networks were 35%, 37% and 46%. Because of our significant customer concentration, our largest customers have additional pricing power over us that can adversely affect revenues, gross margins or cause us to gradually exit lines of business with them that do not meet profitability objectives. Further, a financial hardship experienced by, or a substantial decrease in sales to, any one of these customers could materially affect our revenues and profitability. Generally, our products are components for our customers’ products and, in certain instances, our customers are not the end-users of our products. If any of these customers’ efforts to market the products we design and manufacture for them or the end products into which our products are incorporated are unsuccessful in the marketplace or if these customers experience a decrease in demand for such products, our design wins, sales and/or profitability will be significantly reduced. Furthermore, if these customers experience adverse economic conditions in the end markets into which they sell our products, we would expect a significant reduction in spending by these customers in addition to increasing our exposure to credit risk, which may limit our ability to collect. Some of these end markets are characterized by intense competition, rapid technological change and economic uncertainty and as such there is no guarantee that the revenues associated with the potential loss of a key customer will be replaced by the establishment of new business relationships. Our exposure to economic cyclicality and any related fluctuation in demand from these customers could have a material adverse effect on our revenues and financial condition.

We use two major contract manufacturers to assemble certain Radisys products, and a loss or degradation in performance of a contract manufacturer could have a material adverse effect on our business or our profitability.

In connection with the July 2011 acquisition of Continuous Computing Corporation, we assumed the relationship with their contract manufacturer, which we intend to consolidate into our contract manufacturer in 2012. If our third party manufacturers fail to adequately perform, our revenues and profitability could be adversely affected. Among other things, inadequate performance by our contract manufacturers could include the production of products that do not meet our quality standards or schedule and delivery requirements and could cause us to manufacture products internally or seek additional sources of manufacturing. Additionally, our contract manufacturers may decide in the future to discontinue conducting business with us. If we are required to change contract manufacturers or assume internal manufacturing operations due to any termination of the agreements with our contract manufacturers, we may lose revenue, experience manufacturing delays, incur increased costs or otherwise damage our customer relationships. We cannot guarantee that we will be able to establish alternative manufacturing relationships on similar terms.

Also, once the transition to one contract manufacturer is complete, the loss of this manufacturer, a deterioration of our relationship with them or any unilateral modification to the contractual terms could have an adverse effect on our business and operating results.

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

Our ability to successfully transition all of our manufacturing to one contract manufacturer depends on the performance of our current contract manufacturers as well as our own management.  If our contract manufacturers do not perform as expected, or we underestimate the cost of the transfer or our internal measures to mitigate this risk are not effective, we may have a material adverse effect on our business or our profitability.

We are in process of transitioning to a single source contract manufacturer. The successful transition of our manufacturing is partly dependent upon the cooperation and continued performance of our other contract manufacturer. During the transition period, we must establish procedures to ensure that our contract manufacturer maintains its high standards of quality and on time delivery with a reasonable cost structure despite the pending termination of our relationship.

As part of the transition, we plan to increase our inventory to mitigate the risk of not being able to meet customer demand during the transition and to be able to fulfill last time buy orders of products that will not be transferred to our contract manufacturer. Holding increased levels of inventory could expose us to increased excess and obsolete charges that could negatively impact our operating results. Not maintaining adequate levels of inventory could result in missed sales opportunities and a loss of market share, negatively impacting revenues and our overall operating results.

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
Our future performance depends in part on the research and development efforts of third parties.
We purchase technology from a number of third parties that is used in the development of new software and hardware products. If our third party vendors fail to adequately develop new products that meet our specifications, timelines and cost targets, our revenues and profitability could be adversely affected as we may be unable to meet our customer delivery commitments or maintain pace with the development efforts of our competitors.
Our ability, as well as our contract manufacturers’ ability, to meet customer demand depends largely on our ability to obtain raw materials and a reduction or disruption in the availability of raw materials could negatively impact our business.

The recent global economic contraction has caused many of our component suppliers to reduce their manufacturing capacity. As the global economy improves, our component suppliers are experiencing and will continue to experience supply constraints until they expand capacity to meet increased levels of demand. These supply constraints may adversely affect the availability and lead times of components for our products. Increased lead times mean we may have to forsake flexibility in aligning our supply to customer demand changes and increase our exposure to excess inventory since we may have to order material earlier and in larger quantities. Further, supply constraints will likely result in increased expedite and overall procurement costs as we attempt to meet customer demand requirements. In addition, these supply constraints may affect our ability, as well as our contract manufacturers’ ability, to meet customer demand and thus result in missed sales opportunities and a loss of market share, negatively impacting revenues and our overall operating results.

Because of the limited number of direct and indirect suppliers, or in some cases, one supplier, for some of the components we and our contract manufacturers use, a loss of a supplier, a decline in the quality of these components or a shortage of any of these components could have a material adverse effect on our business or our profitability.

There are only a limited number of direct and indirect suppliers, or in some cases, only one supplier, for a continuing supply of the components our contract manufacturers use in the manufacture of our products and any disruption in supply could adversely impact our financial performance. For example, we have some silicon that is solely sourced from large silicon producers. We obtain these components from resellers, integrators and component manufacturers. Alternative sources of components that are procured from one supplier or a limited number of suppliers could be difficult to locate and / or would require a significant amount of time and resources to establish. We have in the past experienced and may in the future experience difficulty obtaining adequate quantities of key components used in certain of our products, which have resulted and may result in delayed or lost sales. Delayed sales can also result from our silicon vendors delays or cancellations of new technologies and products as these technologies and products are often designed into new Radisys products before they are fully available from our suppliers. In addition, current economic conditions expose us to an increased risk of vendor insolvency, which, given our reliance upon a limited supply base, could result in an inability to procure adequate quantities of materials and components to meet our customers’ demand and/or ability to procure the quality of materials and components our customers require.
Political events, war, terrorism, public health issues, natural disasters and other circumstances could materially adversely affect our financial condition and operating results
War, terrorism, geopolitical uncertainties, public health issues, and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on our business and our suppliers, logistics providers, manufacturing vendors and customers, including channel partners. Our business operations are subject to interruption by natural disasters, fire, power shortages, nuclear power plant accidents, terrorist attacks, and other hostile acts, labor disputes, public health issues, and other events beyond our control. Such events could decrease demand for our products, make it difficult or impossible for us to make and deliver products to our customers, including channel partners, or to receive components from our suppliers, and create delays and inefficiencies in our supply chain. Should major public health issues, including pandemics, arise, our business could be negatively affected by more stringent employee travel restrictions, additional limitations in freight services, governmental actions limiting the movement of products between regions, delays in production ramps of new products, and disruptions in the operations of our manufacturing vendors and component suppliers. The majority of our research and development activities and other critical business operations, including certain component suppliers and manufacturing vendors, are in locations that could be affected by natural disasters. In the event of a natural disaster, losses, significant recovery time and substantial expenditures could be required to resume operations and our financial condition and operating results could be materially adversely affected.

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

To remain competitive and stimulate customer demand, we must successfully manage the transition from 10G to 40G ATCA product technologies.

The telecommunications industry is in the process of transitioning from 10G to 40G ATCA technologies. We intend to introduce a suite of new products under the 40G ATCA standards to meet our customers' demands. The success of these new product introductions depends on a number of factors including but not limited to timely and successful product development, market acceptance, our ability to manage the risks associated with new products and production ramp issues, the availability of application software for new products, the effective management of purchase commitments and inventory levels in line with anticipated product demand, the availability of products in appropriate quantities and costs to meet anticipated demand, and the risk that new products may have quality or other defects in the early stages of introduction. Accordingly, we cannot determine in advance the ultimate effect of new product introductions and transitions on our financial condition and operating results.
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

Unanticipated reductions in purchase orders from our customers may also result in us having to write off excess or obsolete inventory. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available or if our customers experience a financial hardship or if we experience unplanned cancellations of customer contracts, the current provision for inventory reserves may be inadequate and as a result we could forego revenue opportunities and potentially lose market share and damage our customer relationships. In addition and as stated above, we have a high degree of customer concentration. Any significant change in purchases by any one of our large customers may significantly affect our sales and profitability.

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

Our business depends on conditions in primary markets into which we sell our products. Demand in these markets can be cyclical and volatile, and any inability to sell products to these markets or forecast customer demand due to unfavorable or volatile market conditions could have a material adverse effect on our revenues and gross margin.

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

Our revenue growth expectations for our Next Generation Communication Networks products are highly dependent upon successful ramping of our design wins. The time between when we achieve a design win with a customer and when we begin shipping to that customer at production levels generally has been shortened with our standards-based model. In some cases there is no time between when a design win is achieved and when production level shipments begin. With many new design wins with our ATCA platforms and our COM Express modules, customers may require us to provide customization to our products. In addition, customers may require significant time to port their own applications to our systems. Customization of our products as well as porting of customer specific applications can take six to twelve months and in some circumstances can be as long as 24 months. After that, there is an additional time lag from the start of production ramp to peak revenue. Not all design wins ramp into production and, even if a design win ramps into production, the volumes derived from such projects may be less than we had originally estimated. Customer projects related to design wins are sometimes canceled or delayed, or can perform below original expectations, which can adversely impact anticipated revenues and profitability. In particular, the volumes and time to production ramp associated with new design wins depend on the adoption rate of new technologies in our customers’ end markets, especially in the communications networking sector. Program delays or cancellations could be more frequent during times of meaningful economic downturn or due to the consolidation of one or more of our end customers. Should technologies such as Voice over IP, IMS, 3G and 4G/LTE wireless technologies, IPTV, advanced multimedia applications, Femtocell applications and other emerging technologies not be adopted as fast as we or our customers anticipate, actual volumes from new design wins may be lower than we are expecting, which could adversely affect our revenue growth and gross margin expectations.

We rely on our key management and depend on the recruitment and retention of qualified personnel, and our failure to attract and retain such personnel could seriously harm our business.

A small number of key executives manage our business. Their departure could have a material adverse effect on our operations. In addition, due to the specialized nature of our business, our future performance is highly dependent upon our ability to attract and retain qualified engineering, manufacturing, marketing, sales and management personnel for our operations. Competition for personnel is intense, and we may not be successful in attracting and retaining qualified personnel. Our failure to compete for these personnel could seriously harm our business, results of operations and financial condition. In addition, if incentive programs we offer are not considered desirable by current and prospective employees, we could have difficulty retaining or recruiting qualified personnel. If we are unable to recruit and retain key employees, our product development, marketing and sales could be harmed.

The growth of our business is dependent in part on successfully implementing our international expansion strategy.

As a result of our acquisition of Continuous Computing we acquired new research and development centers in both China and India. These development centers further accelerated our strategic plan to increase our engineering presence in Asia and we intend to further increase our presence by transitioning substantially all of our development activities to these geographies.

This strategic initiative increases our international presence, which along with our existing international operations, involve risks inherent in doing business on an international level. These risks include:

•	difficulties in managing operations due to distance, language and cultural differences;

•	different or conflicting laws and regulations;

•	accounting (including managing internal control over financial reporting in our non-U.S. subsidiaries), tax and legal complexities arising from international operations;

•	burdensome regulatory requirements and unexpected changes in these requirements, including data protection requirements;

•	political and economic instability;

•	fluctuations in currency exchange rates; and

•	different laws and regulations surrounding taxes and their potentially adverse consequences.

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

 We have incurred and expect to continue to incur a number of non-recurring transaction costs associated with completing the acquisition of Continuous Computing, combining the operations of the two companies and achieving desired synergies. These fees and costs will be substantial. As we integrate Continuous Computing's operations and personnel, we could experience operating inefficiencies that would adversely impact our gross margin and operating results. As a result of additional integration-related cash expenditures, purchase accounting charges and potential operating and integration inefficiencies, our operating results and financial condition may be adversely affected, particularly in the first year following the closing of the acquisition. Furthermore, the integration may result in additional and unforeseen expenses or delays. If we are not able to successfully integrate Continuous Computing's business and operations, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected.

We operate in intensely competitive industries, and our failure to respond quickly to technological developments and incorporate new features into our products could have an adverse effect on our ability to compete.

We operate in intensely competitive industries that experience rapid technological developments, changes in industry standards, changes in customer requirements, and frequent new product introductions and improvements. If we are unable to respond quickly and successfully to these developments, we may lose our competitive position, and our products or technologies may become uncompetitive or obsolete. Similarly, if there are changes to technology requirements, it may render our products and technologies uncompetitive. To compete successfully, we must maintain a successful marketing and R&D effort, develop new products and production processes, and improve our existing products and processes at the same pace or ahead of our competitors. We may not be able to successfully develop and market these new products, the products we invest in and develop may not be well received by customers, and products developed and new technologies offered by others may affect the demand for our products. These types of events could have a variety of negative effects on our competitive position and our profitability and financial condition, such as reducing our revenue, increasing our costs, lowering our gross margin, reducing our profitability and/or requiring us to recognize and record impairments of our assets.

There are a number of trends and factors affecting our markets, including economic conditions in the United States, Europe and Asia, which are beyond our control. These trends and factors may result in increasing upward pressure on the costs of products and an overall reduction in demand.

There are trends and factors affecting our markets and our sources of supply that are beyond our control and may negatively affect our cost of sales. Such trends and factors include: adverse changes in the cost of raw commodities and increasing freight, energy, and labor costs in developing regions such as China and India. Our business strategy has been to provide customers with faster time-to-market and greater value solutions in order to help them compete in an industry that generally faces downward pricing pressure. In addition, our competitors have in the past lowered, and may again in the future lower, prices in order to increase their market share, which would ultimately reduce the price we may realize from our customers. If we are unable to realize prices that allow us to continue to compete on this basis of performance, our profit margin, market share, and overall financial condition and operating results may be materially and adversely affected.

Some of the products or technologies acquired, licensed or developed by us incorporate open source software, and we may incorporate open source software into other products in the future. Any failure to comply with the terms of one or more of open source licenses could negatively affect our business.
The products, services or technologies we acquire, license, provide or develop may incorporate or use open source software. We monitor our use of open source software in an effort to avoid unintended consequences, such as reciprocal license grants, patent retaliation clauses, and the requirement to license our products at no cost. Nevertheless, we may be subject to unanticipated obligations regarding our products which incorporate open source software.

Competition in the market for embedded software and systems is intense, and if we lose our market share, our revenues and profitability could decline.

We face competition in the design of embedded solutions from a number of sources. Our principal competition remains the internal design resources of our own customers. Many of our customers retain the ability to design embedded solutions in-house. In order to achieve design wins and receive subsequent orders from these customers, we must convince them of the benefits associated with using our design services and solutions rather than solutions designed by their in-house personnel. While we believe that many of our customers will increase the proportion of their solutions sourced from merchant suppliers, we will need to continue to demonstrate the benefits of our solutions relative to similar products that could be developed by our customers’ internal personnel in order to successfully execute our strategy. In addition, consolidation of our customers may cause material changes in their use of third parties to realize new product designs.

We also compete with a number of companies and divisions of companies that focus on providing embedded solutions, including, but not limited to, ADLink Technologies, Advantech Co., AudioCodes, Dialogic, Emerson Network Power, Hewlett-Packard, IBM and Kontron AG. In addition, our primary competitors in the embedded software solutions market, into which out Trillium software is sold, are Aricent Group, NodeH and Tata Communications.

Because the embedded software and systems market is growing, the market is attracting new non-traditional competitors. These non-traditional competitors include contract manufacturers that provide design services and Asian-based original design manufacturers.

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

As a result of increased competition, we may encounter significant pricing pressures and / or suffer losses in market share. These pricing pressures could result in significantly lower average selling prices for our products. We may not be able to offset the effects of any price reductions with an increase in the number of customers, cost reductions or otherwise. In addition, many of the industries we serve, such as the communications industry, are encountering market consolidation, or are likely to encounter consolidation in the near future, which could result in increased pricing pressure and additional competition thus weakening our position or causing delays in new design wins and their associated production.

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

In 2011, 2010, and 2009, as measured by delivery destination, we derived 24%, 28% and 27% of our revenues from EMEA and 44%, 37% and 40% from Asia Pacific. In 2010, we continued to globally diversify our operations and completed our transition to a fully outsourced manufacturing model. As part of this plan we transferred our remaining internally manufactured products from our plant in Hillsboro, Oregon to lower cost manufacturing partners in Asia. As of December 31, 2011, 100% of our manufacturing was completed by our U.S. contract manufacturer's Asian supply chain and operations. As a result of all these activities, we are subject to worldwide economic and market conditions risks generally associated with global trade, such as fluctuating exchange rates, tariff and trade policies, domestic and foreign tax policies, foreign governmental regulations, political unrest, wars and other acts of terrorism and changes in other economic conditions. These risks, among others, could adversely affect our results of operations or financial position. Additionally, some of our sales to overseas customers are made under export licenses that must be obtained from the U.S. Department of Commerce. Protectionist trade legislation in either the United States or other countries, such as a change in the current tariff structures, export compliance laws, trade restrictions resulting from war or terrorism, or other trade policies could adversely affect our ability to sell or to manufacture in international markets. Additionally, U.S. federal and state agency restrictions imposed by the Buy American Act or the Trade Agreement Act may apply to our products manufactured outside the United States. Furthermore, revenues from outside the United States are subject to inherent risks, including the general economic and political conditions in each country. As a result of the recent financial crisis and tightening of the credit markets, our customers and suppliers may face issues gaining timely access to sufficient credit, which could impair our customers’ ability to make timely payments to us and could cause key suppliers to delay shipments and face serious risks of insolvency. These risks, among others, could adversely affect our results of operations or financial position.

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

We do not expect that disclosure controls or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Failure of our control systems to prevent error or fraud could materially adversely impact us.

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

Sales of a substantial number of shares of our common stock or other equity-related securities in the public markets could depress the market price of our common stock, and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock. As of December 31, 2011, we had $45.0 million aggregate principal amount of our 2013 convertible senior notes outstanding. The price of our common stock could be affected by possible sales of our common stock by investors who view convertible notes as a more attractive means of equity participation in our company and by hedging or arbitrage trading activity which we expect to occur involving our common stock.

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

Our 2.75% convertible senior notes due 2013 (the "2013 convertible senior notes") have a conversion price equivalent to $13.03 per share. Upon conversion of our 2013 convertible senior notes, some or all of the ownership interests of existing shareholders may be diluted. Although the capped call transaction is expected to reduce potential dilution upon conversion of our 2013 convertible senior notes, the conversion of our 2013 convertible senior notes could still have a dilutive effect on our earnings per share to the extent that the price of our common stock exceeds the cap price of $23.08 per share for the capped call. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the anticipated conversion of our 2013 convertible senior notes into shares of our common stock could depress the price of our common stock.

We have a substantial level of indebtedness and future obligations relative to our cash position.

As of December 31, 2011, we had $47.8 million of cash and cash equivalents and 2013 convertible senior notes outstanding with an aggregate principal amount of $45.0 million.  In addition, we have various other short-term obligations which will require use of our cash to satisfy. This level of debt and our ability to repay or refinance this debt prior to maturity could have negative consequences to our business, including:

•	increasing the difficulty of our ability to make payments on our outstanding debt;

•
requiring a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use or cash flow to fund our operations, capital expenditures, acquisitions;

•	limiting our ability to pursue our growth strategy;

•
limiting our ability to incur additional indebtedness or obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements, acquisitions, or general corporate purposes;

•
placing us at a disadvantage compared to our competitors who are less highly leveraged and may be better able to use their cash flow to fund competitive responses to changing industry, market or economic conditions; and

•	increasing our vulnerability in the event of an increase in interest rates if we must incur new debt to satisfy our obligations under the 2013 convertible senior notes.

If required to fund operations, refinance debt or for other general corporate purposes, we have $40.0 million available for borrowing under our secured revolving line of credit agreement with Silicon Valley Bank, which matures September 30, 2014. The line of credit is however subject to certain financial covenants and may not be available, in full or in part, on dates we may attempt to draw on the line in the future.

We may also be unable to borrow funds as a result of an inability of financial institutions to lend due to restrictive lending policies and / or institutional liquidity concerns.

If we experience a decline in revenues, we could have difficulty paying amounts due on our indebtedness. Any default under our indebtedness could have a material adverse impact on our business, operating results, and financial condition.

Item 1B.	Unresolved Staff Comments

None.

Item 2. Properties

Information concerning our principal properties at December 31, 2011 is set forth below:

Location	Type	Principal Use	Square Footage	Ownership
Hillsboro, OR	Office & Plant	Headquarters, marketing, repair services, research and engineering	103,603	Leased
	Land		214,664	Owned
San Diego, CA	Office	Sales and marketing	25,029	Leased
Burnaby, Canada	Office	Marketing, research and engineering	29,081	Leased
Dublin, Ireland	Office	Marketing and distribution	1,658	Leased
Marlborough, MA	Office	Sales, marketing, research and engineering	5,899	Leased
Bangalore, India	Office	Research and engineering	58,837	Leased
Penang, Malaysia	Office	Manufacturing support, research and engineering	18,164	Leased
Shanghai, China	Office	Sales, research and engineering	25,059	Leased
Shenzhen, China	Office	Manufacturing support, research and engineering	47,265	Leased

We also lease sales offices in Gdansk, Poland, Barcelona, Spain, Seoul, South Korea and Tokyo, Japan. As noted in the above table we own a parcel of land adjacent to our Hillsboro, Oregon facility.

Item 3. Legal Proceedings

In the normal course of business, the Company becomes involved in litigation. As of December 31, 2011, in the opinion of management, Radisys had no pending litigation that would have a material effect on the Company’s financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “RSYS.” The following table sets forth, for the periods indicated, the highest and lowest sale prices for our common stock, as reported by the NASDAQ Global Select Market.

	High	Low
2011
Fourth Quarter	$6.91	$4.01
Third Quarter	8.86	5.79
Second Quarter	9.38	7.05
First Quarter	9.22	8.01
2010
Fourth Quarter	$10.45	$8.46
Third Quarter	10.95	8.47
Second Quarter	11.00	8.22
First Quarter	10.18	7.13

The closing price as reported on the NASDAQ Global Select Market on February 28, 2012 was $7.69 per share. As of February 28, 2012, there were approximately 578 holders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our outstanding common stock is held of record in “street name” by brokers and other financial institutions for the benefit of individual investors.

Dividend Policy

We have never paid any cash dividends on our common stock and do not expect to declare cash dividends on the common stock in the foreseeable future. Our ability to pay dividends is restricted by our policy as well as the covenants arising from our line of credit agreement with Silicon Valley Bank. As such, we plan to retain all of our earnings to finance future growth.

Share Repurchase Program

In December 2010, the Board of Directors authorized the repurchase of up to $20 million of our common stock through open-market transactions and privately negotiated transactions from time to time at the discretion of management. Under the program, the purchases will be funded from available working capital, and any repurchased shares will be returned to authorized but unissued status. The duration of the repurchase program is two years, although it may be extended, suspended or discontinued without prior notice, at the discretion of the Board of Directors. Under the program, we have repurchased common stock with a value of $3.9 million during the year ended December 31, 2011, leaving $16.1 million available for future repurchases of our common stock.

Stock Price Performance Graph

The following graph sets forth our total cumulative shareholder return as compared to the return of the S&P 500 Index, the NASDAQ Index, the NASDAQ Computer Manufacturers Index, and the NASDAQ Telecommunications Index for the period of December 31, 2006 through December 31, 2011. The graph reflects the investment of $100 on December 31, 2006 in our stock, the S&P 500 Index, the NASDAQ Index, and in published industry indexes.

Total return also assumes reinvestment of dividends. As noted above, we have never paid dividends on our common stock. Historical stock price performance should not be relied upon as indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Radisys Corporation, the S&P 500 Index, the NASDAQ Composite Index, the NASDAQ Computer Manufacturers Index and the NASDAQ Telecommunications Index

$250
$200
$150
$100
$50
$0
12/06
12/07
12/08
12/09
12/10
12/11
RadiSys Corporation
S&P 500
NASDAQ Composite
NASDAQ Computer Manufacturers
NASDAQ Telecommunications

	Cumulative Total Return
	12/2006	12/2007	12/2008	12/2009	12/2010	12/2011
RadiSys	100.00	80.38	33.17	57.29	53.39	30.35
S&P 500	100.00	105.49	66.46	84.05	96.71	98.75
NASDAQ Composite	100.00	110.26	65.65	95.19	112.10	110.81
NASDAQ Computer Manufacturers	100.00	149.61	62.18	143.16	206.95	246.32
NASDAQ Telecommunications	100.00	113.32	61.52	85.61	94.28	83.51

Item 6. Selected Financial Data

	For the Years Ended December 31,
	2011 (A)	2010	2009	2008 (B)	2007 (B)
	(In thousands, except per share data)
Consolidated Statements of Operations Data
Revenues	$330,865	$284,311	$304,273	$372,584	$325,232
Gross margin	96,765	87,214	92,822	96,083	71,838
Income (loss) from operations	(11,403)	699	(2,192)	(76,464)	(28,124)
Loss from continuing operations	(4,225)	(369)	(42,567)	(67,262)	(21,150)
Net loss	(4,225)	(369)	(42,567)	(67,262)	(21,150)
Net loss per common share:
Basic	$(0.17)	$(0.02)	$(1.81)	$(2.98)	$(0.97)
Diluted	$(0.17)	$(0.02)	$(1.81)	$(2.98)	$(0.97)
Weighted average shares outstanding (basic)	25,413	24,144	23,493	22,552	21,883
Weighted average shares outstanding (diluted)	25,413	24,144	23,493	22,552	21,883
	December 31,
	2011	2010	2009	2008 (B)	2007 (B)
	(In thousands)
Consolidated Balance Sheet Data
Working capital	$71,037	$147,049	$140,438	$66,067	$66,573
Total assets	294,492	240,928	277,034	309,026	394,844
Long term obligations, excluding current portion	54,065	50,450	52,565	52,989	3,585
Total shareholders’ equity	164,037	137,394	129,717	157,468	222,974
__________________________________

(A)	Effective July 8, 2011, we acquired Continuous Computing Corporation ("Continuous Computing"). Continuous Computing's operating results are only included for periods subsequent to the acquisition.

(B)	As adjusted due to the implementation of the cash conversion subsections of ASC Topic 470-20 “Debt with Conversion and Other Options—Cash Conversion.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading provider of embedded wireless infrastructure solutions for telecom, aerospace, defense and public safety applications. Radisys' market-leading ATCA, IP Media Server, COM Express, Rackmount Server platforms, and world-renowned Trillium software coupled with an expert professional services organization and market expertise enable customers to bring high-value products and services to market faster with lower investment and risk. Radisys solutions are used in a wide variety of 3G & 4G / LTE mobile network applications including: RAN solutions from femtocells to picocells and macrocells, wireless core network applications, DPI and policy management; conferencing and media services including voice, video and data, as well as customized mobile network applications that support the aerospace, defense and public safety markets

On July 8, 2011, we acquired Continuous Computing, a developer of communications systems consisting of highly integrated ATCA platforms and Trillium protocol software coupled with professional services to enable a full solution offering. Continuous Computing's key customer applications include 3G and 4G Wireless infrastructure, Small Cell base stations, Traffic Management, Internet Offload and Network Security. The acquisition is expected to accelerate our strategy to deliver more differentiated platforms and solutions. Continuous Computing also brings expansion into high growth markets with many new customers, creating meaningful customer diversification.

As disclosed in our 2011 earnings release furnished with our Form 8-K on January 31, 2012, beginning in the first quarter of 2012, we will be changing our revenue reporting to align with how management will assess its revenue internally going forward. Specifically, revenue will be disclosed in the following four product groups: ATCA Platforms, COM Express and Rackmount Server Products, Software and Solutions and Other Products. The total ATCA Platforms and Software and Solutions revenue represent the previously disclosed Next Generation Communications Networks revenue; COM Express and Rackmount Server revenue represent most of the previously disclosed Commercial Products revenue and Other Products revenue represents the previously disclosed Legacy Communications revenue as well as previously reported Commercial Products revenue that is not COM Express or Rackmount Server products.

As this change is occurring prospectively, our management's discussion and analysis is aligned with our revenue reporting policy existing through 2011. However, the following table includes a summary of our revenues for 2011 under the new reporting policy for informational purposes (in thousands):

Year Ended
December 31, 2011
ATCA Platforms	$132,530
COM Express and Rackmount Server	56,848
Software and Solutions	36,938
Other Products	104,549
Total Revenues	$330,865

Results of Operations

2011 Summary

•
Our July 2011 acquisition of Continuous Computing had a significant impact on financial results. Subsequent to the acquisition, Continuous Computing contributed $30.2 million to revenues which includes a reduction in revenue of $2.0 million for adjustments under the acquisition method of accounting pursuant to ASC 805 - Business Combinations. In addition to the purchase accounting adjustments to revenue, post-acquisition revenues of Continuous Computing were also impacted by management product rationalization decisions to substitute our existing products in lieu of Continuous Computing products for certain legacy customers of Continuous Computing. Integration activities are proceeding as planned; however, we expect to continue to incur material acquisition-related charges through the second quarter of 2012.

•
Revenues increased $46.6 million in 2011 to $330.9 million from $284.3 million in 2010. The increase was primarily the result of the acquisition of Continuous Computing and an increase in ATCA revenue of $25.8 million, partially offset by decline in revenue from our Medical products of $5.6 million.

•
Our gross margin decreased by 1.5% in 2011 to 29.2% from 30.7% of revenue in 2010. The decrease reflects a decline in gross margin on our Legacy Communication Networks products, higher intangible asset amortization from the Continuous Computing acquisition and offset by favorable product mix as higher margin Next Generation Communication Networks products comprised a larger share of our revenue in 2011 as compared to 2010.

•
In 2011, we recorded $10.0 million in restructuring and acquisition-related charges primarily associated with the acquisition of Continuous Computing. The charges include transaction and integration-related costs as well as restructuring costs for the elimination of positions as we consolidate our operations on a global basis.

•
We ended 2011 with $47.8 million of cash and cash equivalents, compared to $129.1 million at the end of 2010. The decrease in cash and cash equivalents was primarily due to $81.5 million used for the acquisition of Continuous Computing, capital expenditures of $8.2 million, partial repurchase of our convertible notes for $4.9 million and the repurchases of our common stock for $3.9 million. These cash outflows were offset by cash generated from operating activities of $14.8 million.

The following table sets forth certain operating data as a percentage of revenues for the years ended December 31:

	2011	2010	2009
Revenues	100.0%	100.0%	100.0%
Cost of sales:
Cost of sales	68.3	67.1	67.4
Amortization of purchased technology	2.5	2.2	2.1
Total cost of sales	70.8	69.3	69.5
Gross margin	29.2	30.7	30.5
Research and development	13.5	13.6	13.8
Selling, general and administrative	15.8	16.0	14.8
Intangible assets amortization	0.9	0.3	0.9
Restructuring and acquisition-related charges, net	3.0	0.6	1.7
Gain on the liquidation of a foreign subsidiary	(0.6)	—	—
Income (loss) from operations	(3.4)	0.2	(0.7)
Interest expense	(0.6)	(0.7)	(0.8)
Interest income	—	0.2	0.4
Other income (expense), net	0.2	—	—
Loss before income tax expense (benefit)	(3.8)	(0.3)	(1.1)
Income tax expense (benefit)	(2.5)	(0.2)	12.9
Net loss	(1.3)%	(0.1)%	(14.0)%

Revenues

The following table sets forth our revenues by market for the years ended December 31 (in thousands):

				Change
	2011	2010	2009	2011 vs 2010	2010 vs 2009
Next Generation Communication Networks Products	$167,134	$118,078	$102,047	41.5%	15.7%
Legacy Communication Networks Products	89,865	91,873	136,828	(2.2)	(32.9)
Total Communication Networks Products	256,999	209,951	238,875	22.4	(12.1)
Medical Products	27,723	33,366	26,261	(16.9)	27.1
Other Commercial Products	46,143	40,994	39,137	12.6	4.7
Total Commercial Products	73,866	74,360	65,398	(0.7)	13.7
Total revenues	$330,865	$284,311	$304,273	16.4%	(6.6)%

Communication Networks Product Group

Revenues in the Communication Networks product group increased $47.0 million to $257.0 million in 2011 from $210.0 million in 2010. The increase in revenue reflects a $49.1 million increase in Next Generation Communication Networks products and a $2.0 million decrease in Legacy Communication Networks products. Increased revenues from our Next Generation Communication Networks products was due to a $25.8 million increase in revenues from ATCA products as a result of increased 3G and 4G/LTE infrastructure deployments, the continued migration within our largest customer from Legacy Communication Networks products, and a significant last-time buy of older generation ATCA products. In addition, ATCA revenues increased $25.4 million due to the acquisition of Continuous Computing. We expect further growth in our Next Generation Communication Networks products revenues in 2012.

Revenues in the Legacy Communication Networks product group decreased $2.0 million in 2011 as compared to 2010 as the expected decline in revenue from customers migrating to ATCA products more than offset a $4.8 million increase in revenue due to the acquisition of Continuous Computing. We expect revenues from our Legacy Communication Networks product group to decline by approximately 50% in 2012 due to the continued migration of our largest customer to ATCA products.

Revenues in the Communication Networks product group decreased by $28.9 million to $210.0 million in 2010 from $238.9 million in 2009. The decrease was driven by the maturity of our Legacy Communication Networks products, which resulted in a $45.0 million decline in 2010 revenue when compared to 2009. Partially offsetting the decline were the revenues from our Next Generation Communication Networks products. Next Generation Communication Networks products revenue increased by $16.0 million in 2010 as compared to 2009 resulting primarily from increased deployments of 3G and 4G/LTE infrastructure as well as telecommunication network monitoring equipment during 2010.

Commercial Products Group

Revenues in the Commercial products group decreased $0.5 million to $73.9 million in 2011 from $74.4 million in 2010. The decrease in revenue reflects a $5.6 million decline in Medical products and is partially offset by a $5.1 million increase in Other Commercial products. Revenues from our Medical products decreased primarily due to a 2010 strategic decision to de-invest in our our Rackmount Server product line. We expect revenues from this product line to continue to decline in 2012; however, in 2011 management has begun reinvesting in this product line and we expect revenue growth to resume in 2013. Revenues from our Other Commercial products reflect increased sales of our COM Express products to a customer in the telecommunications industry.

Revenues in the Commercial products group increased by $9.0 million to $74.4 million in 2010 from $65.4 million in 2009. Increased revenues from the Commercial products group were driven by increased Medical Products revenues, which increased by $7.1 million in 2010 as compared to 2009. In addition, revenues from our Other Commercial products group increased by $1.9 million in 2010 as compared to 2009. Revenues from Medical products and Other Commercial products grew compared to the same period in 2009 primarily due to increased customer spending resulting from an overall improvement in the economy and the healthcare sector in particular.

Revenue by Geography

The following tables outline overall revenue dollars (in thousands) and the percentage of revenues, by geographic region, for the years ended December 31:

				Change
	2011	2010	2009	2011 vs 2010	2010 vs 2009
North America	$107,042	$97,361	$100,138	9.9%	(2.8)%
Europe, the Middle East and Africa ("EMEA")	79,858	80,218	82,654	(0.4)	(2.9)
Asia Pacific	143,965	106,732	121,481	34.9	(12.1)
Total	$330,865	$284,311	$304,273	16.4%	(6.6)%

	2011	2010	2009
North America	32.4%	34.3%	32.9%
EMEA	24.1	28.2	27.2
Asia Pacific	43.5	37.5	39.9
Total	100.0%	100.0%	100.0%

North America. North American revenues increased by $9.7 million to $107.0 million in 2011 from $97.4 million in 2010. The increase in overall North American revenues was primarily attributable to the acquisition of Continuous Computing, which contributed $14.2 million to revenues, and an increase in revenue from our Other Commercial products, which primarily reflects an increase in revenue from our COM Express products. These increases were partially offset by decreased revenues from our Medical products and our Legacy Communication Networks products.

North American revenues decreased by $2.8 million to $97.4 million in 2010 from $100.1 million in 2009. The decline in overall revenues from North America was attributable to decreases in revenues from our Legacy Communication Networks and Media Server products partially offset by increases from our Next Generation Communication Networks products.

EMEA. Revenues from the EMEA region decreased $0.4 million to $79.9 million in 2011 from $80.2 million in 2010. The decrease reflects a decline in revenues from our Legacy Communication Networks and Medical products and were partially offset by increased revenues resulting from the acquisition of Continuous Computing, which contributed $3.4 million and increased revenues from our Next Generation Communication Networks products. Increased revenues from our Next Generation Communication Networks products reflects the continued migration within our largest customer from Legacy Communication Networks products.

Revenues from the EMEA region decreased $2.4 million to $80.2 million in 2010 from $82.7 million in 2009. The decrease was driven by the maturity of our Legacy Communication Networks products. This decrease was partially offset by increased revenues from our Next Generation Communication Networks products along with increased revenues from our Medical products.

Asia Pacific. Revenues from the Asia Pacific region increased $37.2 million to $144.0 million in 2011 from $106.7 million in 2010. The increase was the result of increased revenues from our Next Generation Communication Networks products as the result of increased 3G and 4G/LTE infrastructure deployments. In addition, revenues in 2011 benefited from the acquisition of Continuous Computing which contributed $12.6 million to revenues.

Revenues from the Asia Pacific region decreased by $14.7 million to $106.7 million in 2010 from $121.5 million in 2009. The decrease was driven by the maturity of our Legacy Communication Networks products. This decrease was partially offset by increased revenues from our media server products as well as our test and measurement products.

We currently expect continued fluctuations in the percentage of revenue from each geographic region. Additionally, we expect non-U.S. revenues to remain a significant portion of our revenues.

Gross Margin

Gross margin as a percentage of revenues decreased 1.5 percentage points to 29.2% in 2011 from 30.7% in 2010. Gross margin was unfavorably impacted in 2011 compared to 2010 due to the continued deterioration of gross margin for Legacy Communication Networks products and higher amortization of purchased technology, partially offset by favorable product mix as higher margin Next Generation Communication Networks products comprised a larger share of our revenues in 2011 as compared to 2010.

The decline in gross margin for Legacy Communication Networks products is due to the end of life for our higher margin Legacy Communication Networks products combined with competitive pricing pressure on our newer Legacy Communication Networks products. Amortization of purchased technology increased $2.2 million in 2011 compared to 2010 due to the acquisition of Continuous Computing and offset by decreased amortization due to previously acquired purchased-technology licenses that have become fully amortized.

In 2011, gross margin was favorably impacted due to an increase in the share of Next Generation Communication Networks products as a percentage of our total revenues as compared to the prior year. In addition to the increase in share of overall revenues, gross margin on Next Generation Communication Networks products increased as a result of reduced customer concentration coupled with the addition of Trillium software and professional services obtained with the acquisition of Continuous Computing.

Gross margins as a percentage of revenues increased by 0.2 percentage points to 30.7% in 2010 from 30.5% in 2009. The increase in gross margin as a percentage of revenues was driven by increased revenues from our higher margin Next Generation Communication Networks products along with lower manufacturing and operational costs. These increases were partially offset by decreased gross margins associated with our Legacy Communication Networks products as these products are mostly dual sourced and we are experiencing pressure by our customers as they approach end of life. Decreases in manufacturing and operational costs are attributable to our completed transition to a fully outsourced manufacturing model.

Operating Expenses

The following table summarizes our operating expenses for the years ended December 31 (in thousands):

				Change
	2011	2010	2009	2011 vs 2010	2010 vs 2009
Research and development	$44,625	$38,678	$41,886	15.4%	(7.7)%
Selling, general and administrative	52,722	45,532	45,105	15.8	0.9
Intangible assets amortization	2,922	730	2,588	300.3	(71.8)
Restructuring and acquisition-related charges, net	9,980	1,575	5,435	533.7	(71.0)
Gain on the liquidation of a foreign subsidiary	(2,081)	—	—	NM	NM
Total	$108,168	$86,515	$95,014	25.0%	(8.9)%

Research and Development

R&D expenses consist primarily of salary, bonuses and benefits for product development staff, and cost of design and development supplies and equipment, net of reimbursements for nonrecurring engineering services. R&D expenses increased$5.9 million to $44.6 million in 2011 from $38.7 million in 2010. These increases are primarily due to the acquisition of Continuous Computing which contributed $6.4 million to R&D expense in 2011, an $0.8 million increase in non-recurring engineering charges and a $0.6 million increase in temporary labor. These increases were offset by lower payroll and payroll-related costs of $1.6 million in 2011 primarily resulting from the transition of R&D activities to lower cost geographies in Asia.

R&D expenses decreased $3.2 million to $38.7 million in 2010 from $41.9 million in 2009. At the beginning of 2010, we closed our Boca Raton, Florida R&D office as we transitioned the work to lower cost regions resulting in lower payroll costs. This transition to lower cost regions combined with the closure of our Boca Raton office was the biggest contributing factor to the decrease in R&D expense. R&D expense also declined due to lower stock-based compensation costs which decreased by $0.9 million in 2010 as compared to 2009. Offsetting these decreases were increased costs related to the acquisition of Pactolus Communications Software Company ("Pactolus"), a developer of Next Generation IP communications solutions for converged time-division multiplexing/internet protocol and session initiation protocol enabled VoIP networks.

Selling, General, and Administrative

SG&A expenses consist primarily of salary, commissions, bonuses and benefits for sales, marketing, executive and administrative personnel, as well as professional services and costs of other general corporate activities. SG&A expenses increased $7.2 million to $52.7 million in 2011 from $45.5 million in 2010. The increase in SG&A expenses in 2011 was primarily due to the acquisition of Continuous Computing which contributed an additional $8.1 million to SG&A expenses and increased commissions of $1.3 million resulting from strong design win performance in the second half of 2011 as well as increased third-party commissions. These increases were offset by a decrease in stock-based compensation expense of $0.6 million. Stock-based compensation expense decreased due to the reversal of LTIP expense for named executive officers that forfeited shares upon their departure as a result of not completing the requisite service period which was partially offset by increased expense for new grants and assumed options associated with acquisition of Continuous Computing.

SG&A expenses increased $0.4 million to $45.5 million in 2010 from $45.1 million in 2009. This slight increase was primarily due to increased travel expenses related to the improved economic environment along with increased professional service fees. Travel expenses and professional service fees increased by $1.3 million in 2010 as compared with 2009 and was primarily attributable to our acquisition of Pactolus during the first quarter of 2010. These increases were partially offset by lower stock-based compensation costs which decreased by $1.0 million in 2010 as compared with 2009.

Intangible Assets Amortization

Intangible assets amortization increased $2.2 million to $2.9 million in 2011 from $0.7 million in 2010. Intangible assets amortization increased primarily due to the acquisition of Continuous Computing in July 2011 which contributed $2.4 million to amortization expense. The increase associated with Continuous Computing intangible assets was offset by a decrease of $0.3 million resulting from final amortization of intangible assets associated with our acquisition of Convedia Corporation ("Convedia"), a closely held vendor of IP media servers. We perform reviews for impairment of the purchased intangible assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

In 2010, intangible asset amortization decreased $1.9 million to $0.7 million from $2.6 million in 2009. Intangible assets amortization decreased due to certain assets becoming fully amortized at the end of 2009. These decreases were partially offset by the addition of amortization expense associated with the acquisition of Pactolus in 2010.

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

The increase in restructuring and acquisition-related charges, net in 2011 was due to expenses associated with our acquisition of Continuous Computing, including transaction costs of $3.4 million, integration-related costs of $1.5 million and charges for restructuring activities primarily associated with the acquisition of $5.1 million. Our restructuring plan that was finalized in the fourth quarter of 2011 includes the elimination of 115 positions at various locations. The restructuring plan is ongoing and we expect to incur additional charges under the plan through the second quarter of 2012.

Restructuring and acquisition-related charges, net decreased $3.9 million to $1.6 million in 2010 from $5.4 million in 2009. The decrease is primarily due to restructuring activities that were initiated in 2009 related to the outsourcing of our manufacturing and the alignment of costs with our operating plans.

Gain on Liquidation of a Foreign Subsidiary

During the third quarter of 2011, as part of an update to our tax planning strategy, we completed the liquidation of Radisys Technology Ireland Limited (“RTIL”). As a result of this liquidation, we recorded a $2.1 million gain to reflect the realization of accumulated foreign currency translation adjustments related to RTIL. This gain represents the net unrealized foreign currency translation gains accumulated from changes in exchange rates and the related effects from the translation of assets and liabilities of RTIL.

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

We incurred and recognized stock-based compensation expense as follows for the years ended December 31 (in thousands):

				Change
	2011	2010	2009	2011 vs 2010	2010 vs 2009
Cost of sales	$838	$816	$1,050	2.7%	(22.3)%
Research and development	1,434	1,303	2,176	10.1	(40.1)
Selling, general and administrative	3,445	4,039	5,060	(14.7)	(20.2)
Restructuring and acquisition-related charges, net	—	—	234	—	(100.0)%
Total	$5,717	$6,158	$8,520	(7.2)%	(27.7)%

In 2011, stock-based compensation expense decreased over 2010 due to the reversal of LTIP expense for named executive officers of $0.8 million and was offset by additional expense associated with the acquisition of Continuous Computing.
In 2010, stock-based compensation expense decreased primarily due to our restructuring activities that have occurred over the past two years. As a result, many awards have been forfeited and there has been a decrease in the participation in our ESPP. In addition to lower participation, the decline in ESPP expense of $1.4 million during the year ended December 31, 2010 as compared with the same period in 2009, was also due to a liquidity discount applied to the stock-based compensation calculation to reflect a one-year holding period that was added to the plan at the end of 2009. Partially offsetting these declines was $1.2 million of additional stock-based compensation during the year ended December 31, 2010 as compared with the same period in 2009 associated with shares granted from our LTIP in the fourth quarter of 2009.

Non-Operating Expenses

The following table summarizes our non-operating expenses for the years ended December 31 (in thousands):

				Change
	2011	2010	2009	2011 vs 2010	2010 vs 2009
Interest expense	$(1,870)	$(2,035)	$(2,373)	(8.1)%	(14.2)%
Interest income	99	636	1,122	(84.4)	(43.3)
Other income (expense), net	513	(154)	211	(433.1)	173.0
Total	$(1,258)	$(1,553)	$(1,040)	(19.0)%	49.3%

Interest Expense

Interest expense includes interest incurred on our convertible notes and our lines of credit and amortization of debt issuance costs. In 2011 interest expense decreased $0.2 million to $1.9 million from $2.0 million in 2010. The decrease in interest expense in 2011 was due to a decrease in the outstanding balance on our revolving line of credit. During 2011, we had no outstanding balances or letters of credit outstanding on our line of credit.

In 2010 interest expense decreased $0.3 million to $2.0 million from $2.4 million in 2009. The decrease in interest expense in 2010 compared to 2009 was the result of the settlement of our revolving line of credit.

Interest Income and Other Income (Expense), Net

In 2011, interest income decreased $0.5 million to $0.1 million from $0.6 million in 2010 due to a decline in the weighted average balance of interest bearing investments held as a result of cash paid for the acquisition of Continuous Computing coupled with a decline in the average yield on investments due to a more conservative investment strategy.

In 2011, other income (expense), net increased $0.7 million to $0.5 million of income from expense of $0.2 million in 2010 as a result of the strengthening of the US Dollar ("USD") against currencies of our non-USD functional currency subsidiaries. Specifically, as a result of our acquisition of Continuous Computing, we now have exposure to the Indian Rupee ("INR"), which, as a result of weakening against the USD, gave rise to a substantial portion of the gain recognized in other income (expense) in 2011. In the fourth quarter of 2011, we entered into forward foreign currency exchange contracts for the INR to limit our exposure to fluctuations in exchange rates between the INR and USD.
In 2010, interest income decreased $0.5 million to $0.6 million from $1.1 million in 2009. Interest income decreased largely as a result of our sales of ARS investments upon execution of our settlement right with UBS AG.

Income Tax Provision

We recorded a tax benefit of $8.4 million and $0.5 million for the years ended December 31, 2011 and December 31, 2010. We recorded a tax expense of $39.3 million for the year ended December 31, 2009. Our current effective tax rate differs from the statutory rate primarily due to a full valuation allowance provided against our U.S. net deferred tax assets and the Canadian scientific research and experimental development expenditures claim. In addition to the aforementioned items, the effective tax rate for 2011 differs from the statutory rate due to a partial release of our valuation allowance provided against its U.S. net deferred tax assets as a result of the purchase of Continuous Computing.   Purchase accounting includes the establishment of a deferred tax liability due to the book tax basis differences related to specifically identified non-goodwill intangibles resulting from the acquisition. The net deferred tax liability from the acquisition created an additional source of income to utilize our deferred tax assets which resulted in a reduction of our valuation allowance.   As such, due to this additional source of income an income tax benefit of $7.7 million was recognized upon the partial valuation allowance release.
At December 31, 2011 and 2010, we had net deferred tax assets of $18.1 million and $16.6 million. We had valuation allowances of $49.1 million and $49.6 million as of December 31, 2011 and 2010, which represents a full valuation allowance against our U.S. deferred tax assets. In evaluating our valuation allowance, we considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based on our review of all positive and negative evidence, including a three year U.S. cumulative pre-tax loss and taxable loss, it was concluded that a full valuation allowance should be recorded against our U.S. net deferred tax assets. In the event we were to determine that we would not be able to realize all or part of our foreign net deferred tax assets in the future, we would increase the valuation allowance and make a corresponding charge to earnings in the period in which we make such determination. Likewise, if we later determine that we are more likely than not to realize all or a portion of the U.S. net deferred tax assets, we would reverse the previously provided valuation allowance. All future reversals of the valuation allowance would result in a benefit in the period recognized. Although realization is not assured, management believes that it is more likely than not that the balance of the deferred tax assets, net of the valuation allowance, as of December 31, 2011 will be realized.
We are subject to income taxes in the U.S. and various foreign countries, and on occasion, we have been subject to corporate income tax audits. In determining the amount of income tax liabilities for uncertain tax positions, we have evaluated whether certain tax positions are more likely than not to be sustained by taxing authorities. We believe that we have adequately provided in our financial statements for additional taxes that may result from examination. To the extent the ultimate outcome of an examination differs from the amounts provided for as uncertain tax positions either additional expense or benefit will be recognized in the period in which the examination is effectively settled.
During 2010 an Internal Revenue Service ("IRS") examination was effectively settled when we agreed to a Notice of Proposed Adjustment that was issued by the IRS. The Proposed Adjustment was provided in full as an uncertain tax position at December 31, 2009.

The Canada Revenue Agency (“CRA”) completed an examination of our tax years 2006 through 2008 during the three months ended September 30, 2011. We agreed to the proposed adjustments and effectively settled the examination during 2011. The effective settlement did not have a significant impact on our financial statements.

We are currently under tax examination in India. The periods covered under examination are the financial years 2004 through 2009. The examination is in various stages of appellate proceedings and all material uncertain tax positions associated with the examination have been taken into account in the ending balance of the unrecognized tax benefits at December 31, 2011.

We are not under examination by tax authorities in any other jurisdictions.

Liquidity and Capital Resources

The following table summarizes selected financial information:

	December 31, 2011	December 31, 2010	December 31, 2009
	(Dollar amounts in thousands)
Cash and cash equivalents	$47,770	$129,078	$100,672
Working capital	$71,037	$147,049	$140,438
Accounts receivable, net	$49,212	$42,855	$44,614
Inventories, net	$27,011	$15,178	$15,325
Accounts payable	$37,874	$29,190	$29,073
2013 convertible senior notes	$45,000	$50,000	$50,000
Days sales outstanding (A)	54	55	54
Days to pay (B)	59	54	50

(A)	Based on ending accounts receivable, net divided by daily revenue (based on 365 days in each year presented).

(B)	Based on ending accounts payable divided by daily cost of sales (based on 365 days in each year presented).

Cash Flows

Cash and cash equivalents decreased by $81.3 million to $47.8 million at December 31, 2011 from $129.1 million at December 31, 2010. As of December 31, 2011, the amount of cash held by foreign subsidiaries was $20.3 million. If these funds are needed for our operations in the U.S., we would be required to accrue U.S. taxes to repatriate these funds. Our intent is to permanently reinvest these funds outside the U.S.; however, if needed, we may repatriate these funds for use in our U.S. operations although our current plans do not require any repatriation of these funds. Any repatriation may not result in actual cash payments as the taxable event would likely be offset by the utilization of then-available net operating losses and tax credits.

Activities impacting cash and cash equivalents are as follows:

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)
Operating Activities
Net loss	$(4,225)	$(369)	$(42,567)
Non-cash adjustments	16,922	19,428	65,671
Changes in working capital	2,111	(2,970)	2,336
Cash provided by operating activities	14,808	16,089	25,440
Cash provided by (used in) investing activities	(87,969)	51,448	(4,847)
Cash provided by (used in) financing activities	(8,072)	(39,170)	6,007
Effects of exchange rate changes	(75)	39	92
Net increase (decrease) in cash and cash equivalents	$(81,308)	$28,406	$26,692

Operating Activities

Cash provided by operating activities in 2011 was $14.8 million and consisted of a net loss of $4.2 million, adjustments for non-cash items of $16.9 million and cash provided by working capital and other activities of $2.1 million. For the year ended December 31, 2011 primary drivers to changes in our working capital, net of changes attributable to the acquisition of Continuous Computing, consisted of the following:

•
Net trade accounts receivable increased primarily as the result of increased revenues, the timing of our shipments and customer payments. Days sales outstanding decreased from 55 days at December 31, 2010 to 54 days at

December 31, 2011.

•	Inventories increased significantly due to the build-up of buffer stock and end of life products as we finalize our transition to one contract manufacturer.

•	Accounts payable increased as a direct result of our build in inventories as well as timing of vendor payments. Days to pay increased from 54 days at December 31, 2010 to 59 days at December 31, 2011.

•	Deferred income increased as a result of customer billings not recognized as revenues due to undelivered elements or acceptance provisions contained in certain arrangements.

Cash provided by operating activities in 2010 was $16.1 million and consisted of a net loss of $0.4 million, adjustments for non-cash items of $19.4 million and cash used by working capital and other activities of $3.0 million. For the year ended December 31, 2010 primary drivers to changes in our working capital consisted of the following:

•
Net trade accounts receivable decreased slightly primarily as a result of the timing of shipments and customer payments. Days sales outstanding increased from 54 days at December 31, 2009 to 55 days at December 31, 2010.

•
Inventories and other receivables increased due to the establishment of an inventory deposit as a result of our transition to one contract manufacturer. This program requires a deposit on raw material inventory in excess of 180 days of demand.

Cash used in investing activities in 2011 of $88.0 million was primarily attributable to $79.3 million used for the acquisition of Continuous Computing and to capital expenditures of $8.2 million related to integration activities including the build out of our new facility in Bangalore, India, as well as the transition to one contract manufacturer.

Cash provided by investing activities in 2010 of $51.4 million was attributable to $62.2 million of gross proceeds from the settlement of auction rate securities. Additional uses of cash included $4.1 million in capital expenditures principally related to office equipment and software, $3.8 million for the purchase of other assets, and $3.4 million for the acquisition of Pactolus.

Cash used in financing activities in 2011 of $8.1 million was primarily driven by the repurchase of $5.0 million aggregate principal amount of the 2013 convertible senior notes for $4.9 million and repurchases of our common stock of $3.9 million under our share repurchase program. These outflows were partially offset by cash received for net payments related to stock-based award activities of $1.6 million.

Cash used in financing activities in 2010 of $39.2 million was primarily related to $41.3 million in net repayments on our revolving UBS line of credit and partially offset by cash received for net payments related to stock-based award activities of $2.6 million.

As of December 31, 2011 and December 31, 2010, working capital was $71.0 million and $147.0 million. The decrease in our working capital from December 31, 2010 is due to $81.5 million cash used for the July 2011 acquisition of Continuous Computing and offset by Continuous Computing's net assets acquired of $10.9 million.

Line of Credit

Silicon Valley Bank

In November 2011, we entered into a $40.0 million secured revolving line of credit agreement (as amended, the “Agreement”) with Silicon Valley Bank (“SVB”) maturing on September 31, 2014 to replace our existing $30.0 million line of credit with SVB. The secured revolving credit facility is available for cash borrowings, with $20.0 million of the Agreement available on a non-formula basis and the remaining $20.0 million subject to a borrowing formula based upon eligible accounts receivable. Eligible accounts receivable (as defined in the Agreement) include 80% of US and 65% of foreign accounts receivable of our U.S. companies, limited to concentration by certain customers, not greater than 60 days past due and no greater than 120 days from original invoice date. Borrowings under the Agreement bear interest at the prime rate, which was 3.25% as of December 31, 2011, or LIBOR, which was 0.26% as of December 31, 2011, plus 1.25%, with either interest rate determined by the Company's election. The Company is required to make interest payments monthly. We are further required to pay a commitment fee equal to $35,000 on the closing date of the Agreement and annually thereafter and to pay quarterly in arrears an unused facility fee in an amount equal to 0.375% per year of the unused amount of the facility.

The Agreement requires us to make and maintain certain financial covenants, representations, warranties and other agreements that are customary in credit agreements of this type. The Agreement also requires us to maintain the following specific financial covenants:

•
minimum quarterly liquidity ratio of 1.25 during the term of the Agreement. The liquidity ratio is defined as cash, cash equivalents and short term investments (with cash and cash equivalents held by our foreign subsidiaries not to exceed $10.0 million and excluding any investments held by our foreign subsidiaries) plus eligible accounts receivable (as defined in the Agreement), divided by the sum of obligations owing to SVB under the Agreement;

•
minimum two quarter positive rolling EBITDA (earnings before interest, taxes, depreciation, amortization, stock based compensation, goodwill impairment charges, and non-cash restructuring and integration expenses associated with the acquisition of Continuous Computing) of $3.0 million beginning with the quarter ending December 31, 2012. Prior to December 31, 2012, the minimum two quarter rolling EBITDA requirements increase on a quarterly basis with the quarter ending September 30, 2011 as follows: ($8.3) million, ($8.5) million, ($2.1) million, ($0.5) million and $2.0 million; and

•	capital expenditures may not exceed $20.0 million during the period January 1, 2011 to December 31, 2012 and $8.0 million in subsequent years.

As of December 31, 2011 and 2010, we had no outstanding balances or letters of credit issued on its behalf under the agreement that existed on those dates. At December 31, 2011, we had $40.0 million of available capacity under the Agreement. As of December 31, 2011, we are in compliance with all covenants.

2013 Convertible Senior Notes

During February 2008, we offered and sold in a public offering pursuant to a shelf registration statement $55.0 million aggregate principal amount of 2.75% convertible senior notes due 2013 (the “2013 convertible senior notes”). Interest is payable semi-annually, in arrears, on each August 15 and February 15, beginning on August 15, 2008, to the holders of record at the close of business on the preceding August 1 and February 1, respectively. The 2013 convertible senior notes mature on February 15, 2013. Holders of the 2013 convertible senior notes may convert their notes into a number of shares of our common stock determined as set forth in the indenture governing the notes at their option on any day up to and including the business day prior to the maturity date. The 2013 convertible senior notes are initially convertible into 76.7448 shares of our common stock per $1,000 principal amount of the notes (which is equivalent to a conversion price of approximately $13.03 per share), subject to adjustment upon the occurrence of certain events. Upon the occurrence of a fundamental change, holders of the 2013 convertible senior notes may require us to repurchase some or all of their notes for cash at a price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any. In addition, if certain fundamental changes occur, we may be required in certain circumstances to increase the conversion rate for any 2013 convertible senior notes converted in connection with such fundamental changes by a specified number of shares of our common stock. The 2013 convertible senior notes are our general unsecured obligations and rank equal in right of payment to all of our existing and future senior indebtedness, and senior in right of payment to our future subordinated debt. Our obligations under the 2013 convertible senior notes are not guaranteed by, and are effectively subordinated in right of payment to all existing and future obligations of our subsidiaries and are effectively subordinated in right of payment to our future secured indebtedness to the extent of the assets securing such debt.

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

During the fourth quarter of 2011, we repurchased $5.0 million aggregate principal amount of the 2013 convertible senior notes, with associated unamortized issuance costs of $81,000. We repurchased the notes in the open market for $4.9 million and recorded a net gain of $44,000.

As of December 31, 2011 and 2010, we had outstanding 2013 convertible senior notes with a face value of $45.0 million and $50.0 million. As of December 31, 2011 and 2010, the fair value of our 2013 convertible senior notes was $41.8 million and $49.1 million.

Derivatives

We enter into forward foreign currency exchange contracts for the Canadian Dollar and Indian Rupee to reduce the impact of foreign currency exchange risks where natural hedging strategies could not be effectively employed.

We do not hold or issue derivative financial instruments for trading purposes. The purpose of our hedging activities is to reduce the risk that the eventual cash flows of the underlying assets, liabilities and firm commitments will be adversely affected by changes in exchange rates. In general, our hedging activities do not create foreign currency exchange rate risk because fluctuations in the value of the instruments used for hedging purposes are offset by fluctuations in the value of the underlying exposures being hedged. Counterparties to derivative financial instruments expose us to credit-related losses in the event of non-performance. We do not believe there is a significant credit risk associated with our hedging activities because the counterparties are all large financial institutions with high credit ratings.

All derivatives, including foreign currency exchange contracts are recognized on the balance sheet at fair value. Unrealized gain positions are recorded as other current assets and unrealized loss positions are recorded as other current liabilities. Changes in the fair values of the outstanding derivatives that are highly effective are recorded in other comprehensive income (loss) until net income (loss) is affected by the variability of the cash flows of the hedged transaction. Typically, hedge ineffectiveness could result when the amount of our hedge contracts exceed our forecasted or actual transactions for which the hedge contracts were designed to hedge. Once a hedge contract matures the associated gain (loss) on the contract will remain in other comprehensive income until the underlying hedged transaction affects net income (loss), at which time the gain (loss) will be recorded to the expense line item being hedged, which is primarily R&D. One of the criteria for this accounting treatment is that the forward foreign currency exchange contract amount should not be in excess of specifically identified anticipated transactions. By their nature, estimates of anticipated transactions may fluctuate over time and may ultimately vary from actual transactions. If anticipated transaction estimates or actual transaction amounts decrease below hedged levels, or when the timing of transactions change significantly, we would reclassify a portion of the cumulative changes in fair values of the related hedge contracts from other comprehensive income (loss) to other income (expense) during the quarter in which the changes occur.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2011 and the effect of such on our liquidity and cash flows in future periods (in thousands):

	Total	2012	2013-2014	2015-2016	2017 & Thereafter
Operating leases	$21,389	$4,991	$7,777	$4,737	$3,884
Capital leases	119	49	70	—	—
Purchase obligations (A)	13,452	13,452	—	—	—
Contingent consideration (B)	10,626	—	10,626	—	—
2013 convertible senior notes	45,000	—	45,000	—	—
Interest on convertible senior notes	1,857	1,238	619	—	—
Total	$92,443	$19,730	$64,092	$4,737	$3,884

(A)
Purchase obligations include agreements or purchase orders to purchase goods or services that are enforceable and legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. These purchase obligations are entered into in the ordinary course of business and are expected to be funded by cash flows from continuing operations.

(B)
Contingent consideration reflects the earn-out payments we agreed to pay in connection with the acquisition of Continuous Computing. The amounts are based on forecasted revenues at December 31, 2011 and will change based on the actual revenues at each payout date. See Note 3 - Acquisitions of the Notes to the Consolidated Financial Statements for additional information regarding the contingent consideration.

In addition to the above, we have approximately $2.7 million associated with unrecognized tax benefits. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but do not believe that the ultimate settlement of our obligations will materially affect our liquidity.

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

Liquidity Outlook

At December 31, 2011, our cash and cash equivalents amounted to $47.8 million. We believe that our current cash and cash equivalents, the cash generated from operations and our line of credit facility will satisfy our short and long-term expected working capital needs, capital expenditures, acquisitions, stock repurchases, and other liquidity requirements associated with our existing business operations.

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

Accrued Warranty

We provide for the estimated cost of product warranties at the time revenue is recognized. Our standard product warranty terms generally include repairs or replacement of a product at no additional charge for a specified period of time, which is generally 12 or 24 months after shipment. The workmanship of our products produced by contract manufacturers is covered under warranties provided by the contract manufacturer for a specified period of time ranging from 12 to 15 months. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our estimated warranty obligation is based upon ongoing product failure rates, internal repair costs, contract manufacturing repair charges for repairs not covered by the contract manufacturer’s warranty, average cost per call and current period product shipments. If actual product failure rates, repair rates, service delivery costs, or post-sales support costs differ from our estimates, revisions to the estimated warranty liability would be required. Additionally, we accrue warranty costs for specific customer product repairs that are in excess of our warranty obligation calculation described above. Accrued warranty reserves are included in other accrued liabilities in the accompanying Consolidated Balance Sheets.

Long-Lived Assets

Our long-lived assets include definite-lived intangible assets and property and equipment. The net balance of our definite-lived intangible assets and property and equipment at December 31, 2011 amounted to $85.0 million and $15.4 million.

Intangible assets, net of accumulated amortization, primarily consist of acquired patents, completed technology, technology licenses, trade names and customer lists. Intangible assets are being amortized on a straight-line basis over estimated useful lives ranging from six months to ten years. Property and equipment, net of accumulated depreciation, primarily consists of office equipment and software, manufacturing equipment, leasehold improvements and other physical assets owned by us. Property and equipment are being depreciated or amortized on a straight-line basis over estimated useful lives ranging from one to fifteen years. We assess impairment of intangible assets and property and equipment whenever conditions indicate that the carrying values of the assets may not be recoverable.

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

Income Taxes

Income tax accounting requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. We record a valuation allowance to reduce deferred tax assets if it is “more likely than not” that all or portion of the asset will not be realized due to inability to generate sufficient taxable income in the relevant period to utilize the deferred tax asset. Our net deferred tax assets amounted to $18.1 million as of December 31, 2011. We have considered future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would increase the valuation allowance and make a corresponding charge to earnings in the period in which we make such determination. Likewise, if we later determine that we are more likely than not to realize the net deferred tax assets, we would reverse the applicable portion of the previously provided valuation allowance. All future reversals of the valuation allowance would result in a benefit in the period recognized.

We evaluate liabilities for estimated tax exposures in all of its operational jurisdictions. The calculation of our tax liabilities includes addressing uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions in the U.S. and other tax jurisdictions based on recognition and measurement criteria that allow financial statement benefits to be recognized only for tax positions that are more-likely-than-not to be sustained upon tax audit, administrative appeals or final court determination. The liabilities are reviewed for their adequacy and appropriateness. Changes to our assumptions could cause it to find a revision of past estimates appropriate. Such a change in measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

Allowance for Doubtful Accounts

We have a relatively small set of multinational customers that typically make up the majority of our accounts receivable balance. Our allowance for doubtful accounts is determined using a combination of factors to ensure that our trade receivables balances are not overstated. We record reserves for individual accounts when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, our estimates of the recoverability of receivables would be further adjusted. At December 31, 2011, 23.4% of our accounts receivable was due from our largest customer. If one of our large customers or a number of our smaller customers files for bankruptcy or otherwise is unable to pay the amounts due to us, the current allowance for doubtful accounts may not be adequate. During the years ended December 31, 2011 and 2010, there were no significant account balances reserved.

We maintain a non-specific bad debt reserve for all customers. This non-specific bad debt reserve is calculated based on the Company's historical pattern of bad debt write offs as a percentage of annual revenues, which percentage is then applied to the current rolling four-quarter's revenue.

Accrued Restructuring

Because we have a history of paying severance benefits, expenses associated with exit or disposal activities are recognized when probable and estimable.

We have engaged, and may continue to engage, in restructuring actions, which require us to make significant estimates in several areas including: realizable values of assets made redundant or obsolete; expenses for severance and other employee separation costs; the ability to generate sublease income, as well as our ability to terminate lease obligations at the amounts we have estimated; and other exit costs. Should the actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted. For a description of our restructuring actions, refer to our discussion of restructuring and acquisition-related charges, net in the Results of Operations section.

Revenue Recognition

Multiple Element Arrangements

A significant portion of our revenue relates to product sales for which revenue is recognized upon shipment, with limited judgment required related to product returns. Most product sales are shipped FOB shipping point. The software elements included in certain components of ATCA systems and Media Server products is considered to be functioning together with the non-software elements to provide the tangible product's essential functionality and these arrangements generally include multiple elements such as hardware, technical support services as well as software upgrades or enhancements on a when and if available basis. Arrangements that include multiple elements require significant management judgment to evaluate the effective terms of agreements, our performance commitments and determination of fair value of the various deliverables under the arrangement. During the first quarter of 2010 we elected early adoption of ASU No. 2009−13, “Multiple−Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” ("ASU 2009−13") and ASU No. 2009−14, “Certain Arrangements That Include Software Elements,” (amendments to FASB ASC Topic 985, Software) (“ASU 2009−14”). Adoption of ASU 2009−13 and ASU 2009−14 allows us to meet separation criteria required for multiple element arrangements where we could not previously establish a fair value for one or more of the relevant deliverables. Previously, when we could not establish fair value for certain technical support agreements all revenue was deferred. These revenues were then recognized over the appropriate period, generally coinciding with an explicit or implied support period, or in some cases until all elements of the arrangement had been delivered. Under ASU 2009−13, overall consideration is allocated among the separate units of accounting based on their relative fair value. This will result in the ability to recognize each unit of accounting upon delivery. Revenue for hardware, which includes software that is considered more than incidental, will be recognized upon delivery whereas technical support services will be recognized over the applicable service period.

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

	For the Years Ended December 31,
	2011	2010	2009
	(in thousands)
Hardware	$300,505	$257,533	$278,907
Software royalties and licenses	13,952	16,614	17,878
Technical support services	6,635	4,980	3,326
Engineering and other services	9,773	5,184	4,162
Total revenues	$330,865	$284,311	$304,273

Hardware

Revenue from hardware products is recognized in accordance with ASC 605 Revenue Recognition. Under our standard terms and conditions of sale, we transfer title and risk of loss to the customer at the time product is shipped to the customer and revenue is recognized accordingly, unless customer acceptance is uncertain or significant obligations remain. We reduce revenue for estimated customer returns for rotation rights as well as for price protection rights according to agreements with our distributors. The amount of revenues derived from these distributors as a percentage of total revenues was 24.3%, 18.1% and 17.5% for the years ended December 31, 2011, 2010 and 2009, respectively. We accrue the estimated cost of product warranties based on historical experience at the time we recognize revenue.

The software elements included in certain components of ATCA systems and Media Server products are considered to be functioning together with the non-software elements to provide the tangible product's essential functionality and our ATCA arrangements generally include multiple elements such as hardware, technical support services as well as specified software upgrades or enhancements. As such, the revenue associated with these products is recognized in accordance with applicable GAAP for revenue recognition.

Software royalties and licenses

Revenue from software royalties and licenses is recognized in accordance with ASC 985 Software. Revenue from customers for prepaid, non-refundable software royalties is recorded when the revenue recognition criteria have been met.

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

Engineering and other services

Engineering services revenue is recognized upon completion of certain contractual milestones and customer acceptance of the services rendered. Other services revenues include hardware repair services and custom software implementation projects. Hardware repair services revenues are recognized when the services are complete. Software implementation revenues are recognized upon completion of certain contractual milestones and customer acceptance of the services rendered or as services are performed under the percentage-of-completion method when we are reasonably able to estimate the total effort required to complete the contract.

Deferred income

Deferred income represents amounts received or billed for the following types of transactions:

•
Distributor sales—Certain sales are made to distributors under agreements providing price protection and right of return on unsold merchandise. Revenue and costs relating to such distributor sales are deferred until the product is sold by the distributor or return privileges and price protection rights terminate, at which time related estimated distributor resale revenue, estimated effects of distributor price adjustments, and estimated costs are reflected in the Consolidated Statements of Operations.

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

•
Technical support services—We have a number of technical support agreements with our customers for hardware and software maintenance. Generally, these services are billed in advance and recognized over the term of the agreement.

Stock-based Compensation

We measure stock-based compensation at the grant date, based on the fair value of the award, and recognize expense on a straight-line basis over the employee's requisite service period. For LTIP awards the requisite service period is equal to the period of time over which performance objectives underlying the award are expected to be achieved. The number of LTIP shares that vest depends on the achievement of certain performance criteria over the measurement period. Quarterly, we reevaluate the period which the performance objective will be met and the number of LTIP shares expected to vest. The amount of expense recorded each period for LTIP awards is based on our estimate of the number of awards that will ultimately vest.

We estimate the fair value of stock options and purchase rights under our employee stock purchase plans using a Black-Scholes option-pricing model. The Black-Scholes option-pricing model incorporates several highly subjective assumptions including expected volatility, expected term and interest rates.

In reaching our determination of expected volatility, we use the historic volatility of our shares of common stock. We base the expected term of our stock options on historic experience. The expected term for purchase rights under our employee stock plans is based on the 18 month offering period. The risk-free rate is based on the U.S. Treasury constant maturities in effect at the time of grant for the expected term of the option or share.

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

The input factors used in the valuation model are based on subjective future expectations combined with management judgment. If there is a difference between the assumptions used in determining stock-based compensation cost and the actual factors which become known over time, we may change the input factors used in determining stock-based compensation costs. These changes may materially impact the results of operations in the event such changes are made. In addition, if we were to modify any awards, additional charges would be taken. If our actual forfeiture rate is materially different from our estimate the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 17-Employee Benefit Plans of the Notes to the Consolidated Financial Statements for a further discussion on stock-based compensation.

Contingent Consideration

Contingent consideration is recorded at the acquisition date based upon the estimated fair value of the contingent payment for all acquisitions. The fair value of the contingent consideration is remeasured each reporting period with any adjustments in fair value included in our Consolidated Statements of Operations.

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

Foreign Currency Risk. We pay the expenses of our international operations in local currencies, namely, the Canadian Dollar, Euro, Chinese Yuan, Indian Rupee, Japanese Yen, Malaysian Ringgit, New Shekel and British Pound Sterling. Our international operations are subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, foreign exchange rate volatility and other regulations and restrictions. Accordingly, future results could be materially and adversely affected by changes in these or other factors. We are also exposed to foreign exchange rate fluctuations as the balance sheets and income statements of our foreign subsidiaries are translated into U.S. Dollars during the consolidation process. Because exchange rates vary, these results, when translated, may vary from expectations and adversely affect overall expected profitability.

Based on our policy, we have established a foreign currency exposure management program which uses derivative foreign exchange contracts to address nonfunctional currency exposures. In order to reduce the potentially adverse effects of foreign currency exchange rate fluctuations, we have entered into forward exchange contracts. These hedging transactions limit our exposure to changes in the U.S. Dollar to the Canadian Dollar and Indian Rupee exchange rates, and as of December 31, 2011 the total notional or contractual value of the contracts we held was $15.5 million. These contracts will mature over the next two years.

Holding other variables constant, a 10% adverse fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Canadian Dollar would require an adjustment of $0.6 million and increase our Canadian Dollar hedge liability as of December 31, 2011, to $0.6 million. A 10% favorable fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Canadian Dollar would require an adjustment of $0.7 million, reversing our Canadian Dollar hedge liability and creating a hedge asset as of December 31, 2011, in the amount of $0.7 million . We do not expect a 10% fluctuation to have any impact on our operating results as the underlying hedged transactions will move in an equal and opposite direction. If there is an unfavorable movement in the Canadian Dollar relative to our hedged positions this would be offset by reduced expenses, after conversion to the U.S. Dollar, associated with obligations paid for in the Canadian Dollar.

Holding other variables constant, a 10% adverse fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Indian Rupee would require an adjustment of $0.8 million and increase our Indian Rupee hedge liability as of December 31, 2011, to $1.4 million. A 10% favorable fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Indian Rupee would result in an adjustment of $1.0 million, reversing our Indian Rupee hedge liability and creating a hedge asset as December 31, 2011, in the amount of $0.4 million. We do not expect a 10% fluctuation to have any impact on our operating results as the underlying hedged transactions will move in an equal and opposite direction. If there is an unfavorable movement in the Indian Rupee relative to our hedged positions this would be offset by reduced expenses, after conversion to the U.S. Dollar, associated with obligations paid for in the Indian Rupee.

Convertible Notes. The fair value of the 2013 convertible senior notes is sensitive to interest rate changes as well as changes in our stock price. Interest rate changes would result in an increase or decrease in the fair value of the 2013 convertible senior notes due to differences between market interest rates and rates in effect at the inception of the obligation. Fluctuations in our stock price would result in an increase or decrease in the fair value of the 2013 convertible senior notes due to the value of the notes derived from the conversion feature. Unless we elect to repurchase our 2013 convertible senior notes in the open market, changes in the fair value of the 2013 convertible senior notes have no impact on our cash flows or Consolidated Financial Statements. The estimated fair value of the 2013 convertible senior notes was $41.8 million at December 31, 2011.

Item 8. Financial Statements and Supplementary Data

Quarterly Financial Data (unaudited)

	For the Year Ended December 31, 2011				For the Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter (A)	Fourth Quarter (A)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Revenues	$73,627	$79,856	$97,876	$79,506	$67,307	$75,011	$75,167	$66,826
Gross margin	20,229	23,760	27,983	24,793	20,296	22,285	22,797	21,836
Income (loss) from operations (B)	(45)	612	(5,493)	(6,477)	(993)	1,087	1,745	(1,140)
Net income (loss) (B)	(529)	190	2,765	(6,651)	(1,048)	590	2,171	(2,082)
Net income (loss) per share:
Basic	$(0.02)	$0.01	$0.10	$(0.25)	$(0.04)	$0.02	$0.09	$(0.09)
Diluted	$(0.02)	$0.01	$0.10	$(0.25)	$(0.04)	$0.02	$0.09	$(0.09)
________________________________

(A)
Effective July 8, 2011, we acquired Continuous Computing Corporation ("Continuous Computing"). Under purchase-method accounting, Continuous Computing's operating results are only included for periods subsequent to the acquisition.

(B)	The comparability of our income (loss) from operations and net income (loss) per share was affected by the following unusual income or expense items:

•
Charges of $2.5 million in the second quarter of 2011, $5.8 million in the third quarter of 2011 and $1.7 million in the fourth quarter of 2011 for restructuring and acquisition-related charges primarily related to the acquisition of Continuous Computing.

•	Gain of $2.1 million for the liquidation of a foreign subsidiary in the third quarter of 2011.

•	Recognition of a $7.6 million income tax benefit related to the partial valuation allowance release in the third quarter of 2011 as the result of the acquisition of Continuous Computing.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we conclude that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company acquired Continuous Computing Corporation (“Continuous Computing”) during 2011, and management has excluded Continuous Computing from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2011, Continuous Computing's internal control over financial reporting associated with total assets of $130.3 million, or 44.3% of our consolidated total assets (of which $108.8 million or 36.9% represents goodwill and intangible assets included within the scope of our assessment), and total revenues of $30.2 million, or 9.1% of our consolidated revenues, included in the consolidated financial statements as of and for the year ended December 31, 2011.
The effectiveness of internal control over financial reporting as of December 31, 2011, has been audited by KPMG, LLP, the independent registered public accounting firm who also audited the Company’s Consolidated Financial Statements included in this Item 8, as stated in the report which appears on page 48 hereof.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Radisys Corporation:

We have audited Radisys Corporation's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Radisys Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Radisys Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Radisys Corporation acquired Continuous Computing Corporation (“Continuous Computing”) on July 8, 2011. In making its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2011, management has excluded Continuous Computing's internal control over financial reporting associated with total assets of $130.3 million, or 44.3% of Radisys Corporation's consolidated total assets (of which $108.8 million or 36.9% represents goodwill and intangible assets included within the scope of our assessment), and total revenues of $30.2 million, or 9.1% of Radisys Corporation's total consolidated revenues, included in the consolidated financial statements as of and for the year ended December 31, 2011. Our audit of internal control over financial reporting of Radisys Corporation also excluded an evaluation of the internal control over financial reporting of Continuous Computing.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Radisys Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 1, 2012 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Portland, Oregon
March 1, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Radisys Corporation:
We have audited the accompanying consolidated balance sheets of Radisys Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive loss, and cash flows for each of the years in the three‑year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Radisys Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Radisys Corporation's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/s/ KPMG LLP
Portland, Oregon
March 1, 2012

RADISYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Years Ended Ended December 31,
	2011	2010	2009
Revenues	$330,865	$284,311	$304,273
Cost of sales:
Cost of sales	225,752	190,915	204,975
Amortization of purchased technology	8,348	6,182	6,476
Total cost of sales	234,100	197,097	211,451
Gross margin	96,765	87,214	92,822
Research and development	44,625	38,678	41,886
Selling, general and administrative	52,722	45,532	45,105
Intangible assets amortization	2,922	730	2,588
Restructuring and acquisition-related charges, net	9,980	1,575	5,435
Gain on the liquidation of a foreign subsidiary	(2,081)	—	—
Income (loss) from operations	(11,403)	699	(2,192)
Interest expense	(1,870)	(2,035)	(2,373)
Interest income	99	636	1,122
Other income (expense), net	513	(154)	211
Loss before income tax expense (benefit)	(12,661)	(854)	(3,232)
Income tax expense (benefit)	(8,436)	(485)	39,335
Net loss	$(4,225)	$(369)	$(42,567)
Net loss per share:
Basic	$(0.17)	$(0.02)	$(1.81)
Diluted	$(0.17)	$(0.02)	$(1.81)
Weighted average shares outstanding:
Basic	25,413	24,144	23,493
Diluted	25,413	24,144	23,493

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$47,770	$129,078
Accounts receivable, net	49,212	42,855
Other receivables	4,036	1,665
Inventories, net	27,011	15,178
Inventory deposit, net	8,443	6,194
Other current assets	5,080	4,612
Deferred tax assets, net	5,875	551
Total current assets	147,427	200,133
Property and equipment, net	15,366	9,487
Goodwill	26,599	160
Intangible assets, net	85,043	7,088
Long-term deferred tax assets, net	12,266	16,005
Other assets	7,791	8,055
Total assets	$294,492	$240,928

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,874	$29,190
Accrued wages and bonuses	10,808	6,556
Deferred income	11,602	4,424
Other accrued liabilities	16,106	12,914
Total current liabilities	76,390	53,084
Long-term liabilities:
2013 convertible senior notes	45,000	50,000
Other long-term liabilities	9,065	450
Total long-term liabilities	54,065	50,450
Total liabilities	130,455	103,534
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock — $.01 par value, 5,664 shares authorized; none issued or outstanding at December 31, 2011 and December 31, 2010	—	—
Common stock — no par value, 100,000 shares authorized; 27,949 and 24,351 shares issued and outstanding at December 31, 2011 and December 31, 2010	301,225	266,945
Accumulated deficit	(138,908)	(134,683)
Accumulated other comprehensive income:
Cumulative translation adjustments	2,494	4,739
Unrealized gain (loss) on hedge instruments	(774)	393
Total accumulated other comprehensive income	1,720	5,132
Total shareholders’ equity	164,037	137,394
Total liabilities and shareholders’ equity	$294,492	$240,928

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS

	Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total	Total Comprehensive Loss
	Shares	Amount
	(In thousands)
Balances, December 31, 2008	23,033	$245,748	$(91,747)	$3,467	$157,468
Shares issued pursuant to benefit plans	761	4,754	—	—	4,754
Stock based compensation associated with employee benefit plans	—	8,520	—	—	8,520
Vesting of restricted stock units	135	—	—	—	—
Restricted share forfeitures for tax settlements	(53)	(352)	—	—	(352)
Net adjustment for fair value of hedge derivatives, net of taxes of $732	—	—	—	1,606	1,606	1,606
Translation adjustments	—	—	—	288	288	288
Net loss for the period	—	—	(42,567)	—	(42,567)	(42,567)
Balances, December 31, 2009	23,876	$258,670	$(134,314)	$5,361	$129,717
Comprehensive loss, for the year ended December 31, 2009						$(40,673)
Shares issued pursuant to benefit plans	380	2,586	—	—	2,586
Stock based compensation associated with employee benefit plans	—	6,158	—	—	6,158
Vesting of restricted stock units	144	—	—	—	—
Restricted share forfeitures for tax settlements	(49)	(469)	—	—	(469)
Net adjustment for fair value of hedge derivatives, net of taxes of $142	—	—	—	(354)	(354)	(354)
Translation adjustments	—	—	—	125	125	125
Net loss for the period	—	—	(369)	—	(369)	(369)
Balances, December 31, 2010	24,351	$266,945	$(134,683)	$5,132	$137,394
Total comprehensive loss for the year ended December 31, 2010						$(598)
Shares issued pursuant to benefit plans	335	1,960	—	—	1,960
Stock based compensation associated with employee benefit plans	—	5,717	—	—	5,717
Vesting of restricted stock units	161	—	—	—	—
Restricted share forfeitures for tax settlements	(45)	(295)	—	—	(295)
Repurchases of common stock	(518)	(3,920)	—	—	(3,920)
Shares issued for acquisition	3,665	30,818	—	—	30,818
Net adjustment for fair value of hedge derivatives, net of taxes of $8	—	—	—	(1,167)	(1,167)	(1,167)
Gain on liquidation of foreign subsidiary	—	—	—	(2,081)	(2,081)	(2,081)
Translation adjustments	—	—	—	(164)	(164)	(164)
Net loss for the period	—	—	(4,225)	—	(4,225)	(4,225)
Balances, December 31, 2011	27,949	$301,225	$(138,908)	$1,720	$164,037
Total comprehensive loss for the year ended December 31, 2011						$(7,637)

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(4,225)	$(369)	$(42,567)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,864	11,922	15,354
Inventory valuation allowance	2,668	1,368	2,995
Deferred income taxes	(842)	403	(513)
Canadian deferred tax foreign exchange benefit	—	—	(3,204)
Deferred tax valuation allowance (reversal)	(7,654)	—	42,003
Tax liability adjustments	—	(1,029)	—
Non-cash interest expense	420	448	448
Gain on the liquidation of a foreign subsidiary	(2,081)	—	—
Loss (gain) on disposal of property and equipment	143	(462)	39
Loss on ARS settlement right	—	7,833	3,238
Gain on ARS	—	(7,854)	(3,658)
Stock-based compensation expense	5,717	6,158	8,520
Gain on early extinguishment of convertible notes	(44)	—	—
Other	1,731	641	449
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	7,146	2,102	937
Other receivables	(1,202)	2,043	(2,618)
Inventories	(9,221)	(1,030)	12,130
Inventory deposit	(2,249)	(4,068)	(2,370)
Other current assets	451	(934)	432
Accounts payable	2,629	82	(5,050)
Accrued wages and bonuses	1,317	(536)	(4,319)
Accrued restructuring	2,148	(971)	2,932
Deferred income	4,269	998	881
Other accrued liabilities	(3,177)	(656)	(619)
Net cash provided by operating activities	14,808	16,089	25,440
Cash flows from investing activities:
Acquisitions, net of cash acquired	(79,298)	(3,385)	—
Proceeds from sale of auction rate securities	—	62,175	550
Capital expenditures	(8,171)	(4,061)	(4,805)
Purchase of long-term assets	(500)	(3,758)	(592)
Proceeds from the sale of property and equipment	—	477	—
Net cash provided by (used in) investing activities	(87,969)	51,448	(4,847)
Cash flows from financing activities:
Borrowings on line of credit	—	13,738	1,752
Payments on line of credit	—	(55,025)	—
Repurchase of convertible notes	(4,875)	—	—
Repurchases of common stock	(3,920)	—	—
Proceeds from issuance of common stock	1,646	2,586	4,754
Other financing activities	(923)	(469)	(499)
Net cash provided by (used in) financing activities	(8,072)	(39,170)	6,007
Effect of exchange rate changes on cash	(75)	39	92
Net increase (decrease) in cash and cash equivalents	(81,308)	28,406	26,692
Cash and cash equivalents, beginning of period	129,078	100,672	73,980
Cash and cash equivalents, end of period	$47,770	$129,078	$100,672
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,424	$1,375	$1,375
Income taxes	$806	$592	$194
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for acquisitions	$30,818	$—	$—
Capital lease obligation	$134	$—	$—
Common stock issued pursuant to benefit plans	$314	$—	$—

Refer to Note 3 - Acquisitions for other non-cash impacts associated with the acquisition of Continuous Computing.
The accompanying notes are an integral part of these financial statements.

Note 1— Nature of Operations

Radisys Corporation (“Radisys” or the “Company”) was incorporated in March 1987 under the laws of the State of Oregon for the purpose of being a leading provider of embedded wireless infrastructure solutions for telecom, aerospace, defense and public safety applications. The Company's market-leading Advanced Telecommunications Computing Architecture (“ATCA”), Internet Protocol (“IP”) Media Server, Computer-on-Module (“COM”) Express, Rackmount Server platforms, and world-renowned Trillium software coupled with an expert professional services organization and market expertise enable customers to bring high-value products and services to market faster with lower investment and risk.

Note 2—Significant Accounting Policies

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

Revenue Recognition

Multiple Element Arrangements

A significant portion of the Company's revenue relates to product sales for which revenue is recognized upon shipment, with limited judgment required related to product returns. Most product sales are shipped FOB shipping point. The software elements included in certain components of ATCA systems and Media Server products are considered to be functioning together with the non-software elements to provide the tangible product's essential functionality and these arrangements generally include multiple elements such as hardware, technical support services as well as software upgrades or enhancements on a when and if available basis. Arrangements that include multiple elements require significant management judgment to evaluate the effective terms of agreements, our performance commitments and determination of fair value of the various deliverables under the arrangement. During the first quarter of 2010 the Company elected early adoption of ASU No. 2009−13, “Multiple− Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” ("ASU 2009−13") and ASU No. 2009−14, “Certain Arrangements That Include Software Elements,” (amendments to FASB ASC Topic 985, Software) (“ASU 2009−14”). Adoption of ASU 2009−13 and ASU 2009−14 allows the Company to meet separation criteria required for multiple element arrangements where it could not previously establish a fair value for one or more of the relevant deliverables. Previously, when the Company could not establish fair value for certain technical support agreements all revenue was deferred. These revenues were then recognized over the appropriate period, generally coinciding with an explicit or implied support period, or in some cases until all elements of the arrangement had been delivered. Under ASU 2009−13, overall consideration is allocated among the separate units of accounting based on their relative fair value. This will result in the ability to recognize each unit of accounting as each unit is delivered. Revenue for hardware, which includes software that is considered more than incidental, will be recognized upon delivery whereas technical support services will be recognized over the applicable service period.

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

Hardware

Revenue from hardware products is recognized in accordance with ASC 605 Revenue Recognition. Under the Company’s standard terms and conditions of sale, the Company transfers title and risk of loss to the customer at the time product is shipped to the customer and revenue is recognized accordingly, unless customer acceptance is uncertain or significant obligations remain. The Company reduces revenue for estimated customer returns for rotation rights as well as for price protection rights according to agreements with its distributors. The amount of revenues derived from these distributors as a percentage of revenues was 24.3%, 18.1% and 17.5% for the years ended December 31, 2011, 2010 and 2009. The Company accrues the estimated cost of product warranties, based on historical experience at the time the Company recognizes revenue.

The software elements included in certain components of ATCA systems and Media Server products are considered to be functioning together with the non-software elements to provide the tangible product's essential functionality and the Company’s ATCA arrangements generally include multiple elements such as hardware, technical support services as well as specified software upgrades or enhancements. As such, the revenue associated with these products is recognized in accordance with applicable GAAP for revenue recognition.

Software royalties and licenses

Revenue from software royalties and licenses is recognized in accordance with ASC 985 Software. Revenue from customers for prepaid, non-refundable software royalties is recorded when the revenue recognition criteria have been met. Revenue for non-prepaid royalties is recognized at the time the underlying product is shipped by the customer paying the royalty. The Company recognizes software license revenue at the time of shipment or upon delivery of the software master provided that the revenue recognition criteria have been met and VSOE exists to allocate the total fee to all undelivered elements of the arrangement. The Company defers revenue on arrangements, including specified software upgrades, until the specified upgrade has been delivered.

Technical support services

Technical support services are recognized as earned on the straight-line basis over the terms of the contract. The fair value of the Company’s post-contract support has been determined by renewal rates within the Company’s support agreements, the actual amounts charged to customers for renewal of their support services or based on an estimated selling price.

Engineering and other services

Engineering services revenue is recognized upon completion of certain contractual milestones and customer acceptance of the services rendered. Other services revenues include hardware repair services and custom software implementation projects. Hardware repair services revenues are recognized when the services are complete. Software implementation revenues are recognized upon completion of certain contractual milestones and customer acceptance of the services rendered or as services are performed under the percentage-of-completion method when the Company is reasonably able to estimate the total effort required to complete the contract.

Deferred income

Deferred income represents amounts received or billed for the following types of transactions:

•
Distributor sales—Certain sales are made to distributors under agreements providing price protection and right of return on unsold merchandise. Revenue and costs relating to such distributor sales are deferred until the product is sold by the distributor or return privileges and price protection rights terminate, at which time related estimated distributor resale revenue, estimated effects of distributor price adjustments, and estimated costs are reflected in the Consolidated Statements of Operations.

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

•
Technical support services—We have a number of technical support agreements with our customers for hardware and software maintenance. Generally, these services are billed in advance and recognized over the term of the agreement.

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

Shipping Costs

The Company’s shipping and handling costs for product sales are included under cost of sales for all periods presented. For the years ended December 31, 2011, 2010 and 2009 shipping and handling costs represented approximately 1% of cost of sales.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs consist primarily of media, display, web, and print advertising, along with trade show costs and product demos and brochures. For the years ended December 31, 2011, 2010 and 2009 advertising costs were $2.2 million, $2.1 million and $1.5 million.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.

Accounts Receivable

Trade accounts receivable are stated net of an allowance for doubtful accounts. An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of customers to make required payments. Management reviews the allowance for doubtful accounts quarterly for reasonableness and adequacy. If the financial condition of the Company’s customers were to deteriorate resulting in an impairment of their ability to make payments, additional provisions for uncollectible accounts receivable may be required. In the event the Company determined that a smaller or larger reserve was appropriate, it would record a credit or a charge in the period in which such determination is made. In addition to customer accounts that are specifically reserved for, the Company maintains a non-specific bad debt reserve for all customers. This non-specific bad debt reserve is calculated based on the Company's historical pattern of bad debt write offs as a percentage of annual revenues, which percentage is then applied to the current rolling four-quarter's revenue. The Company’s customers are concentrated in the technology industry and the collection of its accounts receivable are directly associated with the operational results of the industry.

Inventories

Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or market, net of an inventory valuation allowance. The Company uses a standard cost methodology to determine the cost basis for its inventories. The Company evaluates inventory on a quarterly basis for obsolete or slow-moving items to ascertain if the recorded allowance is reasonable and adequate. Inventory is written down for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. Our inventory valuation allowances establish a new cost basis for inventory.

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

Goodwill represents the excess of cost over the assigned value of the net assets in connection with all acquisitions. Goodwill is reviewed for impairment during the fourth quarter as well as when certain triggering events suggest impairment has occurred. As of December 31, 2011 and 2010, the Company had $26.6 million and $160,000 goodwill balances recorded.

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

Accrued Restructuring and Other Charges

For the years ended December 31, 2011, 2010 and 2009, expenses associated with exit or disposal activities are recognized when probable and estimable because the Company has a history of paying severance benefits. For leased facilities that were no longer used, an amount equal to the total future lease obligations from the date of vacating the premises through the expiration of the lease, net of any future sublease income, was recorded as a part of restructuring charges.

Warranty

The Company provides for the estimated cost of product warranties at the time it recognizes revenue. Products are generally sold with warranty coverage for a period of 12 or 24 months after shipment. On a quarterly basis the Company assesses the reasonableness and adequacy of the warranty liability and adjusts such amounts as necessary. Warranty reserves are included in other accrued liabilities in the accompanying Consolidated Balance Sheets as of December 31, 2011 and 2010.

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

Fair Value of Financial Assets and Liabilities

The Company measures at fair value certain financial assets and liabilities, including cash equivalents, short-term investments, its ARS settlement right, contingent consideration, and the cash surrender value of life insurance contracts. GAAP specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair-value hierarchy:

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

Stock-Based Compensation

We measure stock-based compensation at the grant date, based on the fair value of the award, and recognize expense on a straight-line basis over the employee's requisite service period. For LTIP awards the requisite service period is equal to the period of time over which performance objectives underlying the award are expected to be achieved. The number of LTIP shares that vest depends on the achievement of certain performance criteria over the measurement period. Quarterly, we reevaluate the period which the performance objective will be met and the number of LTIP shares expected to vest. The amount of expense recorded each period for LTIP awards is based on our estimate of the number of awards that will ultimately vest.

Net income (loss) per share

Basic earnings per share amounts are computed based on the weighted-average number of common shares outstanding. Diluted earnings per share amounts incorporate the incremental shares issuable upon assumed exercise of stock options, incremental shares associated with the assumed vesting of restricted stock and the assumed conversion of the Company’s convertible notes, as if the conversion to common shares had occurred at the beginning of the fiscal year and when such conversion would have a dilutive effect. When the conversion of the Company’s convertible notes are dilutive earnings have also been adjusted for interest expense incurred on the convertible notes.

Derivatives

The Company hedges exposure to changes in exchange rates from the US Dollar to both the Canadian Dollar and Indian Rupee. These derivatives are recognized on the balance sheet at their fair value. Unrealized gain positions are recorded as other current assets and unrealized loss positions are recorded as other accrued liabilities. Changes in the fair values of the outstanding derivatives that are highly effective are recorded in other comprehensive income until net income (loss) is affected by the variability of the cash flows of the hedged transaction. Typically, hedge ineffectiveness could result when the amount of the Company’s hedge contracts exceed the Company’s forecasted or actual transactions for which the hedge contracts were designed to hedge. Once a hedge contract matures the associated gain (loss) on the contract will remain in other comprehensive income until the underlying hedged transaction affects net income (loss), at which time the gain (loss) will be recorded to the expense line item being hedged, which is primarily R&D. The Company only enters into derivative contracts in order to hedge foreign currency exposure. If the Company entered into a contract for speculative reasons or if the Company’s current hedge position becomes ineffective, changes in the fair values of the derivatives would be recognized in earnings in the current period.

Foreign currency translation

Assets and liabilities of international operations, using a functional currency other than the U.S. dollar, are translated into U.S. dollars at exchange rates as of December 31, 2011 and 2010. Income and expense accounts are translated into U.S. dollars at the average daily rates of exchange prevailing during the period. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component in shareholders’ equity. Foreign exchange transaction gains and losses are included in other income (expense), net, in the Consolidated Statements of Operations. Foreign currency exchange rate fluctuations resulted in a net transaction gain of $0.5 million for the year ended December 31, 2011, and a net transaction loss of $0.2 million and $0.2 million for the years ended December 31, 2010 and 2009.

Contingent Consideration

Contingent consideration is recorded at the acquisition date based upon the estimated fair value of the contingent payment for all acquisitions. The fair value of the contingent consideration is remeasured each reporting period with any adjustments in fair value included in the Company’s Consolidated Statements of Operations.

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
Note 3 — Acquisitions

Acquisition of Continuous Computing

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

Under the terms of the acquisition agreement, the Company paid approximately $81.5 million in cash and 2,321,016 in shares of our common stock. The aggregate cash amount consisted of $73.0 million plus an $8.5 million working capital adjustment. The Company also deposited an additional 1,344,444 shares of its common stock into an escrow account and subject to any indemnification claims, one-half of the shares held therein will be released one year after the closing of the acquisition with the remainder to be released six months thereafter. The common stock issued to former shareholders of Continuous Computing had a fair value of $30.8 million, based on the closing price of the Company's common stock on July 8, 2011 of $8.39 per share.

In addition, the Company has agreed to make certain earn-out payments based on the amount of product royalty revenues generated by a specified set of contracts associated with certain of Continuous Computing's products over a period of 36 months after closing. Earn-out payments will be made in cash in three installments following the 18, 24 and 36-month anniversaries of the closing date, and in each case will equal the amount of such royalty revenues during the immediately preceding 18-month, six-month or 12-month period, as applicable, except that, in lieu of making any and all earn-out payments, the Company may elect at any time prior to the fifth business day following the 18-month anniversary of the closing date to make a one-time payment in cash and/or issuance of common stock with a combined aggregate value of $15 million. The estimated fair value of this contingent consideration at December 31, 2011 was $7.6 million and is included in other long-term liabilities in the Consolidated Balance Sheet. See Note 4 - Fair Value of Financial Instruments for additional information regarding the valuation of the contingent consideration liability.

In connection with the acquisition, the Company assumed Continuous Computing's stock incentive plan as to stock options held by continuing employees of Continuous Computing that were not vested on or prior to June 30, 2011, which were converted into options to acquire approximately 319,000 shares of the Company's common stock. See Note 17 - Employee Benefits for additional information regarding the valuation of the assumed options.

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
Continuous Computing is subject to legal and regulatory requirements, including but not limited to those related to taxation in each of the jurisdictions in the countries in which it operated. The Company has conducted a preliminary assessment of liabilities arising from these tax matters in each of these jurisdictions, and has recognized provisional amounts in its initial accounting for the acquisition of Continuous Computing for the identified liabilities. However, the Company is still in the process of obtaining information related to tax matters in foreign jurisdictions and when that information is obtained the acquisition accounting will be revised accordingly.
The purchase price in excess of the fair value of the tangible and identified intangible assets acquired less liabilities assumed is recognized as goodwill. The preliminary allocation of the total purchase price is as follows (in thousands):

Total preliminary purchase price		$119,731

Fair value of net tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$2,214
Accounts receivable	13,434
Inventories	4,036
Prepaid expenses and other current assets	3,316
Fixed assets	2,469
Other assets	614
Accounts payable	(5,368)
Accrued expenses	(6,802)
Deferred revenue	(1,825)
Other long-term liabilities	(1,230)
		10,858
Fair value of identifiable intangible assets acquired		89,240
Net deferred tax liability		(6,806)
Goodwill		$26,439

The goodwill created by the transaction of $26.4 million is not deductible for tax purposes. Key factors that make up the goodwill created by the transaction include expected synergies from the combination of operations and the knowledge and experience of the acquired workforce and infrastructure.

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

The Company is amortizing purchased technology and backlog to amortization of purchased technology in the Consolidated Statements of Operations over the respective estimated life of each intangible asset.  Customer relationships and trade name are being amortized to intangible assets amortization in the Consolidated Statements of Operations over the respective estimated life of each intangible asset.

Transaction-Related Expenses
The Company has incurred significant transaction costs directly related to the Continuous Computing transaction. The incremental expenses related to legal, accounting and valuation services, and investment banking fees. In 2011, the Company incurred restructuring costs associated with severance and other related compensation charges. In addition, the Company has incurred significant integration-related costs which include expenses associated with operational consolidation, training, re-branding, and consulting. These charges are included in cost of sales and restructuring and acquisition-related charges, net on the Consolidated Statements of Operations.
The table below presents the amounts related to these expenses included in our Consolidated Statements of Operations (in thousands):

Year Ended
December 31, 2011
Cost of sales	$225
Restructuring and acquisition-related charges, net
Transaction costs	3,381
Restructuring costs	5,050
Integration-related costs	1,528
Total restructuring and acquisition-related charges, net	9,959
Total transaction-related expenses	$10,184
Unaudited Actual and Pro Forma Information

Our consolidated revenues for the year ended December 31, 2011 included $30.2 million from Continuous Computing subsequent to the acquisition date which includes a reduction in revenue of $2.0 million for purchase accounting adjustments. The following table presents the unaudited pro forma results for the periods set forth below. The unaudited pro forma financial information combines the results of operations as though the acquisition had occurred on January 1, 2010. No pro forma adjustments have been made for our incremental transaction, restructuring or integration-related costs. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had occurred on January 1, 2010: (in thousands, except per share data):

	Pro-Forma
	For the Years Ended December 31,
	2011	2010
	(unaudited)
Revenues	$361,869	$339,817
Net loss	$(11,777)	$(12,177)
Net loss per share:
Basic	$(0.44)	$(0.46)
Diluted	$(0.44)	$(0.46)
Acquisition of Pactolus

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

Developed technology and customer related intangibles will be amortized over a period of approximately five years and four years. Goodwill is calculated as the purchase price in excess of the fair values of Pactolus' assets and liabilities.

Pro forma results of operations have not been presented for this acquisition because its effect was not material to the

Company.

Note 4—Fair Value of Financial Instruments

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

The following table summarizes the fair value measurements as of December 31, 2011 for the Company's financial instruments (in thousands):

	Fair Value Measurements as of December 31, 2011
	Total	Level 1	Level 2	Level 3
Cash surrender value of life insurance contracts	$3,394	$—	$3,394	$—
Foreign currency forward contracts	(647)	—	(647)	—
Contingent consideration liability	(7,594)	—	—	(7,594)
Total	$(4,847)	$—	$2,747	$(7,594)

The following table summarizes the fair value measurements as of December 31, 2010, for the Company’s financial instruments, including its ARS (in thousands):

	Fair Value Measurements as of December 31, 2010
	Total	Level 1	Level 2	Level 3
Cash surrender value of life insurance contracts	$3,618	$—	$3,618	$—
Foreign currency forward contracts	432	—	432	—
Total	$4,050	$—	$4,050	$—

The following table summarizes our level 3 activity for the Company's ARS, ARS settlement right and contingent consideration liability (in thousands):

	Fair Value
	Short-term Investments	ARS Settlement Right	Contingent Consideration
Balance as of December 31, 2009	$54,321	$7,833	$—
Realized gain (A)	7,854	—	—
Exercise of ARS settlement right (B)	—	(7,833)	—
Sales of ARS	(62,175)	—	—
Balance as of December 31, 2010	$—	$—	$—
Additions	—	—	7,400
Increase in liability due to re-measurement (C)	—	—	143
Interest accretion (C)	—	—	51
Balance at December 31, 2011	$—	$—	$7,594
__________________________

(A)
Valuation of the Company's ARS was performed using the income approach which considered various inputs including the estimated time believed to allow the market for such investments to recover, projected estimates of future risk-free rates, as well as premiums designed to account for liquidity and credit risks associated with its ARS holdings. Unrealized gains on the Company’s ARS, which totaled $3.7 million for the year ended December 31, 2009, are included in other income (expense), net in the Company’s Consolidated Statements of Operations. Realized gains on the Company’s ARS which totaled $7.9 million for the year ended December 31, 2010, are included in other income (expense), net in the Company’s Consolidated Statements of Operations.

(B)
Valuation of the Company's ARS settlement right was performed using a present value approach on the difference between the estimated fair value and the par value of the ARS investments. Therefore, there was an inverse relationship between changes in the value of the Company's ARS investment and its settlement right. Unrealized losses on the Company's ARS settlement right, which totaled $3.2 million for the year ended December 31, 2009, are included in other income (expense), net in the Company’s Consolidated Statements of Operations. Realized losses on the Company's ARS settlement right, which totaled $7.8 million for the year ended December 31, 2010, are included in other income (expense), net in the Company’s Consolidated Statements of Operations.

(C)
The Company records all gains and losses and interest accretion on the contingent consideration liability to restructuring and acquisition-related charges, net in the Consolidated Statements of Operations.

Note 5—Accounts Receivable and Other Receivables

Accounts receivable balances consisted of the following (in thousands):

	December 31, 2011	December 31, 2010
Accounts receivable, gross	$50,040	$43,788
Less: allowance for doubtful accounts	(828)	(933)
Accounts receivable, net	$49,212	$42,855

Accounts receivable at December 31, 2011 and 2010 primarily consisted of sales to the Company’s customers which are generally based on standard terms and conditions. The Company recorded the following activity in allowance for doubtful accounts (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Allowance for doubtful accounts, beginning of the year	$933	$966	$970
Charged to costs and expenses	51	—	—
Less: write-offs, net of recoveries	(156)	(33)	(4)
Remaining allowance, end of the year	$828	$933	$966

As of December 31, 2011 and 2010, other receivables were $4.0 million and $1.7 million. Other receivables consisted primarily of non-trade receivables including receivables for inventory transferred to the Company’s contract manufacturing partners on which the Company does not recognize revenue. In addition, at December 31, 2011 other receivables includes $1.3 million for a last-time buy of components partially fulfilled in 2011 which will be invoiced in 2012 when the remaining components are shipped but for which revenue recognition criteria were met upon shipment.

Note 6 — Inventories

Inventories consisted of the following (in thousands):

	December 31, 2011	December 31, 2010
Raw materials	$10,925	$8,204
Work-in-process	599	—
Finished goods	20,127	10,521
	31,651	18,725
Less: inventory valuation allowance	(4,640)	(3,547)
Inventories, net	$27,011	$15,178

	December 31, 2011	December 31, 2010
Inventory deposit (A)	$11,578	$8,468
Less: inventory deposit valuation allowance	(3,135)	(2,274)
Inventory deposit, net	$8,443	$6,194

(A)
The Company is contractually obligated to reimburse its contract manufacturers for the cost of excess inventory that has been purchased as a result of the Company's forecasted demand when there is no alternative use. The Company's inventory deposit represents a cash deposit paid to its contract manufacturers for inventory in excess of near term demand. The deposit is recorded net of adverse purchase commitment liabilities, and therefore the net balance of the deposit represents inventory the Company believes will be utilized. The deposit will be applied against future adverse purchase commitments owed to the Company's contract manufacturers or reduced based on the usage of inventory. See Note 14 - Commitments and Contingencies for additional information regarding the Company's adverse purchase commitment liability.

Consigned inventory is held at third-party locations, including the Company's contract manufacturing partners and customers. The Company retains title to the inventory until purchased by the third-party. Consigned inventory, consisting of raw materials and finished goods, was $3.8 million and $3.0 million at December 31, 2011 and 2010.

The Company recorded the following charges associated with the valuation of inventory, inventory deposit and the adverse purchase commitment liability (in thousands):

	For the Years Ended
	December 31,
	2011	2010	2009
Inventory, net	$2,668	$1,368	$2,995
Inventory deposit, net	1,096	1,531	898
Adverse purchase commitments	733	318	648

The following is a summary of the change in the Company’s inventory valuation allowance (in thousands):

	For the Years Ended December 31,
	2011	2010
Inventory valuation allowance, beginning of the year	$3,547	$4,792
Usage:
Inventory scrapped	(1,767)	(1,625)
Inventory utilized	(933)	(1,225)
Subtotal—usage	(2,700)	(2,850)
Write-downs of inventory valuation	2,668	2,899
Transfer from other liabilities (A)	1,398	178
Transfer to inventory deposit valuation allowance	(273)	(1,376)
Inventory revaluation for standard cost changes	—	(96)
Inventory valuation allowance, end of the year	$4,640	$3,547
 ____________________________

(A)
Transfer from other liabilities is related to obsolete inventory purchased from contract manufacturers during the year which was previously reserved for as an adverse purchase commitment. (Note 10—Other Accrued and Other Long-Term Liabilities and Note 14—Commitments and Contingencies.)

Note 7—Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2011	December 31, 2010
Land	$644	$644
Manufacturing equipment	19,384	18,128
Office equipment and software	32,372	26,152
Leasehold improvements	7,460	5,975
	59,860	50,899
Less: accumulated depreciation and amortization	(44,494)	(41,412)
Property and equipment, net	$15,366	$9,487

Depreciation and amortization expense for property and equipment for the years ended December 31, 2011, 2010 and 2009 was $5.4 million, $5.1 million and $6.3 million.

Note 8—Intangible Assets

The following tables summarize details of the Company’s total purchased intangible assets (in thousands):

	Gross	Accumulated Amortization	Net
December 31, 2011
Existing technology	$96,165	$(43,172)	$52,993
Technology licenses	18,589	(17,965)	624
Patents	6,472	(6,454)	18
Customer lists	37,000	(13,148)	23,852
Trade names	11,536	(4,005)	7,531
Backlog	2,127	(2,102)	25
Total intangible assets	$171,889	$(86,846)	$85,043
December 31, 2010
Existing technology	$40,915	$(36,291)	$4,624
Technology licenses	18,588	(17,258)	1,330
Patents	6,472	(6,314)	158
Customer lists	11,500	(10,938)	562
Trade names	3,636	(3,222)	414
Backlog	1,538	(1,538)	—
Total intangible assets	$82,649	$(75,561)	$7,088

Intangible assets amortization expense was $11.3 million, $6.9 million and $9.1 million for the years ended December 31, 2011, 2010 and 2009. The Company’s purchased intangible assets have lives ranging from one to 10 years. The Company reviews for impairment of all its purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

In 2011, the Company acquired intangible assets of $89.2 million in connection with the acquisition of Continuous Computing as more fully discussed in Note 3 - Acquisitions.

The estimated future amortization expense of purchased intangible assets as of December 31, 2011 is as follows (in thousands):

For the Years Ending December 31,	Estimated Intangible Amortization Amount
2012	$14,759
2013	13,773
2014	13,214
2015	12,969
Thereafter	30,328
Total estimated future amortization expense	$85,043

Note 9 — Accrued Restructuring

Accrued restructuring, which is included in other accrued liabilities in the accompanying Consolidated Balance Sheets consisted of the following (in thousands):

	December 31, 2011	December 31, 2010
2009 restructuring	$84	$240
Fourth quarter 2010 restructuring	218	1,814
Continuous Computing restructuring	3,900	—
Total accrued restructuring	$4,202	$2,054

The Company evaluates the adequacy of the accrued restructuring on a quarterly basis. The Company records certain reclassifications between categories and reversals to the accrued restructuring charges based on the results of the evaluation. The total accrued restructuring charges for each restructuring event are not affected by reclassifications. Reversals are recorded in the period in which the Company determines that expected restructuring obligations are less than the amounts accrued.

2009 Restructurings

During the second and fourth quarters of 2009, the Company undertook various restructuring activities. To date, the Company has incurred restructuring costs of $3.7 million which has consisted primarily of severance and related payroll costs, healthcare benefits, relocation incentives, and equipment moving costs.

The following table summarizes the changes to the 2009 restructuring costs for the year ended December 31, 2011 (in thousands):

Employee Termination and Related Costs
Balance accrued as of December 31, 2010	$240
Additions	61
Reversals	(78)
Expenditures	(139)
Balance accrued as of December 31, 2011	$84

Fourth Quarter 2010 Restructuring

During the fourth quarter of 2010, the Company initiated a restructuring plan that included the elimination of 67 positions at various locations throughout the company. The primary focus of this initiative was to align expenses with the Company’s 2011 operating plan objectives, which included the need to reduce the Company's infrastructure associated with the maturity of the Company's legacy communication networks products, as well as the consolidation of its contract manufacturers. To date, the Company has incurred total fourth quarter 2010 restructuring costs of $2.0 million, which consisted of severance and related payroll costs as well as healthcare benefits. All activities associated with this restructuring plan were substantially completed by the end of 2011.

For the year ended December 31, 2011, the Company recorded expense, net of reversals, of $38,000 which reflects the re-assignment of employees initially included in the plan and changes in previously estimated amounts for employee severance and associated payroll costs.

The following table summarizes the changes to the fourth quarter 2010 restructuring costs during the year ended December 31, 2011 (in thousands):

Employee Termination and Related Costs
Balance accrued as of December 31, 2010	$1,814
Additions	292
Reversals	(254)
Expenditures	(1,634)
Balance accrued as of December 31, 2011	$218

Continuous Computing Related Restructuring

During the second quarter of 2011, the Company initiated a restructuring plan associated with the acquisition of Continuous Computing. The plan included the identification of 115 positions at various locations that will be eliminated. The primary intent of these integration activities was to better align our operations and headcount with expected synergies to be realized as a direct result of the Company's acquisition of Continuous Computing, as more fully discussed in Note 3 - Acquisitions. In addition, these integration activities align with the Company's corporate objective to transfer a significant portion of its research and development activities to offshore lower cost geographies. In 2011, the Company recorded restructuring costs, net of reversals, of $5.1 million which consisted of severance, healthcare benefits, related payroll costs and legal fees. The Company expects additional charges associated with the restructuring plan to be substantially completed by the second quarter of 2012.

The following table summarizes activity associated with the Continuous Computing restructuring initiative during the year ended December 31, 2011 (in thousands):

Employee Termination and Related Costs
Additions	$5,336
Reversals	(286)
Expenditures	(1,150)
Balance accrued as of December 31, 2011	$3,900

Note 10—Other Accrued and Other Long-Term Liabilities

Other accrued liabilities consisted of the following (in thousands):

	December 31, 2011	December 31, 2010
Accrued restructuring	$4,202	$2,054
Accrued warranty reserve	3,438	3,025
Deferred compensation plan liability	2,302	2,402
Adverse purchase commitments	596	1,268
Income tax payable, net	537	1,480
Other	5,031	2,685
Other accrued liabilities	$16,106	$12,914

Other long-term liabilities consisted of the following (in thousands):

	December 31, 2011	December 31, 2010
Contingent consideration liability	$7,594	$—
Other	1,471	450
Other long-term liabilities	$9,065	$450

The contingent consideration liability represents future amounts the Company may be required to pay in conjunction with the acquisition of Continuous Computing. See Note 3 - Acquisitions and Note 4 - Fair Value of Financial Instruments for additional information regarding the contingent consideration liability.

Note 11— Short-Term Borrowings

Silicon Valley Bank

In November 2011, the Company entered into a $40.0 million secured revolving line of credit agreement (as amended, the “Agreement”) with Silicon Valley Bank (“SVB”) maturing on September 30, 2014 to replace the Company's existing $30.0 million line of credit with SVB. The secured revolving credit facility is available for cash borrowings, with $20.0 million of the Agreement available on a non-formula basis and the remaining $20.0 million subject to a borrowing formula based upon eligible accounts receivable. Eligible accounts receivable (as defined in the Agreement) include 80% of US and 65% of foreign accounts receivable for our U.S. companies, limited to concentration by certain customers, not greater than 60 days past due and no greater than 120 days from original invoice date. Borrowings under the Agreement bear interest at the prime rate, which was 3.25% as of December 31, 2011, or LIBOR, which was 0.26% as of December 31, 2011, plus 1.25%, with either interest rate determined by the Company's election. The Company is required to make interest payments monthly. The Company is further required to pay a commitment fee equal to $35,000 on the closing date of the Agreement and annually thereafter and to pay quarterly in arrears an unused facility fee in an amount equal to 0.375% per year of the unused amount of the facility.

The Agreement requires the Company to make and maintain certain financial covenants, representations, warranties and other agreements that are customary in credit agreements of this type. The Agreement also requires the Company to maintain the following specific financial covenants:

•
minimum quarterly liquidity ratio of 1.25 during the term of the Agreement. The liquidity ratio is defined as cash, cash equivalents and short term investments (with cash and cash equivalents held by the Company's foreign subsidiaries not to exceed $10.0 million and excluding any investments held by the Company's foreign subsidiaries) plus eligible accounts receivable (as defined in the Agreement), divided by the sum of obligations owing to SVB under the Agreement;

•
minimum two quarter positive rolling EBITDA (earnings before interest, taxes, depreciation, amortization, stock based compensation, goodwill impairment charges, and non-cash restructuring and integration expenses associated with the acquisition of Continuous Computing) of $3.0 million beginning with the quarter ending December 31, 2012. Prior to December 31, 2012, the minimum two quarter rolling EBITDA requirements increase on a quarterly basis with the quarter ending September 30, 2011 as follows: ($8.3) million, ($8.5) million, ($2.1) million, ($0.5) million and $2.0 million; and

•	capital expenditures may not exceed $20.0 million during the period January 1, 2011 to December 31, 2012 and $8.0 million in subsequent years.

As of December 31, 2011 and 2010, the Company had no outstanding balances or letters of credit issued on its behalf under the Agreement that existed on those dates. At December 31, 2011, the Company had $40.0 million of available capacity under the Agreement. As of December 31, 2011, the Company was in compliance with all covenants.

Note 12 - Convertible Debt

2013 Convertible Senior Notes

During February 2008, the Company offered and sold in a public offering pursuant to a shelf registration statement $55.0 million aggregate principal amount of 2.75% convertible senior notes due 2013 (the “2013 convertible senior notes”). Interest is payable semi-annually, in arrears, on each August 15 and February 15, beginning on August 15, 2008, to the holders of record at the close of business on the preceding August 1 and February 1, respectively. The 2013 convertible senior notes mature on February 15, 2013. Holders of the 2013 convertible senior notes may convert their notes into a number of shares of the Company's common stock determined as set forth in the indenture governing the notes at their option on any day to and including the business day prior to the maturity date. The 2013 convertible senior notes are initially convertible into 76.7448 shares of the Company's common stock per $1,000 principal amount of the notes (which is equivalent to a conversion price of approximately $13.03 per share), subject to adjustment upon the occurrence of certain events. Upon the occurrence of a fundamental change, holders of the 2013 convertible senior notes may require the Company to repurchase some or all of their notes for cash at a price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any. In addition, if certain fundamental changes occur, the Company may be required in certain circumstances to increase the conversion rate for any 2013 convertible senior notes converted in connection with such fundamental changes by a specified number of shares of the Company's common stock. The 2013 convertible senior notes are the Company's general unsecured obligations and rank equal in right of payment to all of its existing and future senior indebtedness, and senior in right of payment to the Company's future subordinated debt. The Company's obligations under the 2013 convertible senior notes are not guaranteed by, and are effectively subordinated in right of payment to all existing and future obligations of its subsidiaries and are effectively subordinated in right of payment to its future secured indebtedness to the extent of the assets securing such debt.

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

During the fourth quarter of 2011, the Company repurchased $5.0 million aggregate principal amount of the 2013 convertible senior notes, with associated unamortized issuance costs of $81,000. The Company repurchased the notes in the open market for $4.9 million and recorded a net gain of $44,000.

The following table outlines the effective interest rate, contractually stated interest costs, and costs related to the amortization of issuance costs for the Company's 2013 convertible senior notes:

	For the Years Ended
	December 31,
	2011	2010	2009
Effective interest rate	3.64%	3.64%	3.64%
Contractually stated interest costs	$1,372	$1,375	$1,375
Amortization of interest costs	$501	$447	$447

As of December 31, 2011 and 2010, the Company had outstanding 2013 convertible senior notes with a face value of $45.0 million and $50.0 million and a fair value of $41.8 million and $49.1 million.

Note 13—Hedging

The Company’s activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates. The Company manages these risks through the use of forward exchange contracts, designated as foreign-currency cash flow hedges, in an attempt to reduce the potentially adverse effects of foreign currency exchange rate fluctuations that occur in the normal course of business. As such, the Company’s hedging activities are all employed solely for risk management purposes. All hedging transactions are conducted with, in the opinion of management, financially stable and reputable financial institutions. As of and for the years ended December 31, 2011 and 2010, the only hedge instruments executed by the Company are associated with its exposure to fluctuations in the Canadian Dollar and Indian Rupee which result from obligations such as payroll and rent paid in these respective currencies.

These derivatives are recognized on the balance sheet at their fair value. Unrealized gain positions are recorded as other current assets and unrealized loss positions are recorded as other current liabilities. Changes in the fair values of the outstanding derivatives that are highly effective are recorded in other comprehensive income until net income is affected by the variability of the cash flows of the hedged transaction. Typically, hedge ineffectiveness could result when the amount of the Company’s hedge contracts exceed the Company’s forecasted or actual transactions for which the hedge contracts were designed to hedge. Once a hedge contract matures the associated gain (loss) on the contract will remain in other comprehensive income until the underlying hedged transaction affects net income (loss), at which time the gain (loss) will be recorded to the expense line item being hedged, which is primarily R&D. The Company only enters into derivative contracts in order to hedge foreign currency exposure, which contracts do not exceed two years from inception. If the Company entered into a contract for speculative reasons or if the Company’s current hedge position becomes ineffective, changes in the fair values of the derivatives would be recognized in earnings in the current period.

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives are expected to remain highly effective in future periods. For the years ended December 31, 2011 and 2010 the Company had no hedge ineffectiveness.

During the year ended December 31, 2011, the Company entered into 34 new foreign currency forward contracts, with total contractual values of $12.7 million. During the year ended December 31, 2010, the Company entered into 56 new foreign currency forward contracts, with total contractual values of $9.1 million.

A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments designated as cash flow hedges at December 31, 2011 is as follows (in thousands):

	Contractual / Notional Amount	Consolidated Balance Sheet Classification	Estimated Fair Value
			Asset	(Liability)
Foreign currency forward exchange contracts	$15,480	Other accrued liabilities	$—	$(647)

A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments designated as cash flow hedges at December 31, 2010 is as follows (in thousands):

	Contractual / Notional Amount	Consolidated Balance Sheet Classification	Estimated Fair Value
			Asset	(Liability)
Foreign currency forward exchange contracts	$12,547	Other current assets	$432	$—

The effect of derivative instruments on the Consolidated Financial Statements for the year ended December 31, 2011 was as follows (in thousands):

Type of Cash Flow Hedge	Effective Portion			Ineffective Portion
	Hedge Loss Recognized in Other Comprehensive Income	Consolidated Statements of Operations Classification of Gain Reclassified from Accumulated Other Comprehensive Income	Hedge Gain Reclassified from Accumulated Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Recognized	Hedge Gain (Loss) Recognized
Foreign currency forward exchange contracts	$(1,167)
		Cost of sales	$41	None	$—
		Research and development	322	None	—
		Selling, general and administrative	123	None	—

The effect of derivative instruments on the Consolidated Financial Statements for the year ended December 31, 2010 was as follows (in thousands):

Type of Cash Flow Hedge	Effective Portion			Ineffective Portion
	Hedge Loss Recognized in Other Comprehensive Income	Consolidated Statements of Operations Classification of Gain Reclassified from Accumulated Other Comprehensive Income	Hedge Gain Reclassified from Accumulated Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Recognized	Hedge Gain (Loss) Recognized
Foreign currency forward exchange contracts	$(354)
		Cost of sales	$104	None	$—
		Research and development	705	None	—
		Selling, general and administrative	162	None	—

Over the next twelve months, the Company expects to reclassify into earnings a loss of approximately $0.4 million currently recorded as other comprehensive income, as a result of the maturity of currently held forward exchange contracts.

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

Note 14—Commitments and Contingencies

Operating Leases

Radisys is obligated under non-cancelable operating leases for certain facilities, office equipment, and vehicles. Future minimum lease payments with initial or remaining non-cancelable lease terms in excess of one year, at December 31, 2011, were as follows (in thousands):

For the Years Ending December 31,	Future Minimum Lease Payments
2012	$4,991
2013	4,152
2014	3,625
2015	3,299
2016 and thereafter (through 2020)	5,322
Total future minimum lease commitments	$21,389

Rent expense totaled $4.8 million, $4.2 million and $5.2 million for the years ended December 31, 2011, 2010 and 2009.

Adverse Purchase Commitments

The Company is contractually obligated to reimburse its contract manufacturers for the cost of excess inventory used in the manufacture of the Company’s products, if there is no alternative use. This liability, referred to as adverse purchase commitments, is provided for in other accrued liabilities in the accompanying Consolidated Balance Sheets. Estimates for adverse purchase commitments are derived from reports received on a quarterly basis from the Company’s contract manufacturers. Increases to this liability are charged to cost of goods sold. When and if the Company takes possession of inventory reserved for in this liability, the liability is transferred from other accrued liabilities (Note 10—Other Accrued and Other Long-Term Liabilities) to the excess and obsolete inventory valuation allowance (Note 6—Inventories).

Guarantees and Indemnification Obligations

As permitted under Oregon law, the Company has agreements whereby it indemnifies its officers, directors and certain finance employees for certain events or occurrences while the officer, director or employee is or was serving in such capacity at the request of the Company. The term of the indemnification period is for the officer’s, director’s or employee’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. To date, the Company has not incurred any costs associated with these indemnification agreements and, as a result, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2011.

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

Accrued Warranty

The Company provides for the estimated cost of product warranties at the time it recognizes revenue. Products are generally sold with warranty coverage for a period of 12 or 24 months after shipment. Parts and labor are covered under the terms of the warranty agreement. The workmanship of the Company’s products produced by contract manufacturers is covered under warranties provided by the contract manufacturer for a specified period of time ranging from 12 to 15 months. The warranty provision is based on historical experience by product family. The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its components suppliers; however ongoing failure rates, material usage and service delivery costs incurred in correcting product failure, as well as specific product class failures out of the Company’s baseline experience affect the estimated warranty obligation. If actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.

The following is a summary of the change in the Company’s warranty accrual reserve (in thousands):

	For the Years Ended December 31,
	2011	2010
Warranty liability balance, beginning of the year	$3,025	$2,810
Product warranty accruals	2,987	3,543
Continuous Computing beginning balance	817	—
Adjustments for payments made	(3,391)	(3,328)
Warranty liability balance, end of the year	$3,438	$3,025

The warranty liability balance is included in other accrued liabilities in the accompanying Consolidated Balance Sheets as of December 31, 2011 and 2010.

Note 15—Basic and Diluted Loss per Share

A reconciliation of the numerator and the denominator used to calculate basic and diluted loss per share is as follows (in thousands, except per share amounts):

	For the Years Ended December 31,
	2011	2010	2009
Numerator—Basic
Net loss, basic	$(4,225)	$(369)	$(42,567)
Numerator—Diluted
Net loss, basic	$(4,225)	$(369)	$(42,567)
Interest on convertible senior notes, net of tax benefit (B)	—	—	—
Net loss, diluted	$(4,225)	$(369)	$(42,567)
Denominator—Basic
Weighted average shares used to calculate net loss per share, basic	25,413	24,144	23,493
Denominator—Diluted
Weighted average shares used to calculate net loss per share, basic	25,413	24,144	23,493
Effect of escrow shares (A)	—	—	—
Effect of convertible notes (B)	—	—	—
Effect of dilutive restricted stock (C)(D)	—	—	—
Effect of dilutive stock options (C)	—	—	—
Weighted average shares used to calculate net loss per share, diluted	25,413	24,144	23,493
Net loss per share:
Basic	$(0.17)	$(0.02)	$(1.81)
Diluted	$(0.17)	$(0.02)	$(1.81)

(A)	For the year ended December 31, 2011, the 1.3 million contingently issuable escrow shares were excluded from the calculation as their effect would have been anti-dilutive.

(B)	The following as-if converted shares associated with the Company’s 2013 convertible senior notes were excluded from the calculation as their effect would be anti-dilutive (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
2013 convertible senior notes	3,454	3,837	3,837

(C)	The following shares, by equity award type, were excluded from the calculation, as their effect would have been anti-dilutive (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Effect of dilutive restricted stock units	510	390	322
Effect of dilutive stock options	2,900	2,698	2,736
Total equity award shares excluded	3,410	3,088	3,058

(D) For the years ended December 31, 2011, 2010 and 2009 the Company excluded restricted shares of 844,200, 731,400, and 684,900 granted under the Long-Term Incentive Plan, as the performance criteria required for issuance of the awards was not satisfied as of these dates.

Note 16—Income Taxes

The income tax provision consists of the following (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Current provision (benefit):
Federal	$—	$(358)	$12
State	38	26	37
Foreign	548	(573)	532
Total current provision (benefit)	586	(905)	581
Deferred provision (benefit):
Federal	(6,683)	—	38,640
State	(55)	—	3,363
Foreign	(2,284)	420	(3,249)
Total deferred provision (benefit)	(9,022)	420	38,754
Total income tax provision (benefit)	$(8,436)	$(485)	$39,335

The income tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate to pretax income as a result of the following differences (dollar amounts in thousands):

	For the Years Ended December 31,
	2011		2010		2009
	$	%	$	%	$	%
Statutory federal tax (benefit) rate	$(4,431)	35.0%	$(299)	(35.0)%	$(1,131)	(35.0)%
Increase (decrease) in rates resulting from:
State taxes	(131)	1.0	(132)	(15.5)	(127)	(3.9)
Foreign dividend	—	—	—	—	3,195	98.9
Goodwill impairment expense and (benefit) from acquisitions	(81)	0.6	(251)	(29.4)	(250)	(7.7)
Valuation allowance	(2,835)	22.4	1,173	137.3	42,828	1,325.5
Taxes on foreign income that differ from U.S. tax rate	(2,797)	22.1	(2,886)	(338.0)	(2,973)	(92.0)
Tax credits	(737)	5.8	142	16.7	(2,031)	(62.9)
Non-deductible stock-based compensation expense	1,275	(10.1)	1,528	179.0	2,056	63.6
Foreign currency adjustments	—	—	—	—	(3,205)	(99.2)
Transaction costs	1,183	(9.3)
Other	118	(0.9)	240	28.1	973	30.0
Effective tax rate	$(8,436)	66.6%	$(485)	(56.8)%	$39,335	1,217.3%

The Company's 2011 effective tax rate differs from the statutory rate primarily due to a full valuation allowance provided against its United States (“U.S.”) net deferred tax assets, Canadian research and experimental development claims, the impact of stock option expense, the amortization of goodwill for tax purposes and taxes on foreign income that differ from the U.S. tax rate.  In addition to the aforementioned items, the effective tax rate for 2011 differs from the statutory rate due to a partial release of the Company's valuation allowance provided against its U.S. net deferred tax assets as a result of the purchase accounting associated with the acquisition of Continuous Computing.   Purchase accounting includes the establishment of a deferred tax liability due to the book tax basis differences related to specifically identified non-goodwill intangibles resulting from the acquisition. The net liability from the acquisition created an additional source of income to utilize our deferred tax assets.   As such, an income tax benefit of $7.7 million was recognized upon the partial valuation allowance release.

The components of deferred taxes consist of the following (in thousands):

	December 31, 2011	December 31, 2010
Deferred tax assets:
Accrued warranty	$1,167	$1,010
Inventory	2,904	2,356
Restructuring accrual	1,331	678
Net operating loss carryforwards	37,401	14,610
Tax credit carryforwards	26,196	23,014
Stock-based compensation	4,261	3,862
Capitalized research and development	1,241	811
Fixed assets	2,783	3,483
Intangible Assets	—	6,900
Goodwill	4,628	5,786
Other	7,306	3,851
Total deferred tax assets	89,218	66,361
Less: valuation allowance	(49,117)	(49,558)
Net deferred tax assets	40,101	16,803
Deferred tax liabilities:
Intangible assets	(21,721)	—
Other	(239)	(247)
Total deferred tax liabilities	(21,960)	(247)
Total net deferred tax assets	$18,141	$16,556

At December 31, 2011, our unrecognized tax benefits associated with uncertain tax positions were $2.4 million, of which $2.1 million, if recognized, would favorably affect the effective tax rate.

The Company's ongoing practice is to recognize potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. During 2011, the Company recognized a net increase of approximately $43,000 in potential interest and penalties associated with uncertain tax positions in the Consolidated Statements of Operations. The Company had approximately $211,000 and $154,000 of interest and penalties associated with uncertain tax positions at December 31, 2011, which are excluded from the unrecognized tax benefits table below.

The Company’s total amounts of unrecognized tax benefits at the beginning and end of the period are as follows (in thousands):

Total
Balance accrued as of December 31, 2009	$2,178
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	400
Reductions for tax positions of prior years	(171)
Settlements	(901)
Reductions as a result of a lapse of applicable statute of limitations	(148)
Other	—
Balance accrued as of December 31, 2010	$1,358
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	74
Reductions for tax positions of prior years	(81)
Settlements	(1,057)
Increase due to acquisition of Continuous Computing	2,084
Other	(18)
Balance accrued as of December 31, 2011	$2,360

The Company and its subsidiaries are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company's statute of limitations are closed for all federal and state income tax years before 2008 and 2007. The statute of limitations for the Company's other foreign subsidiaries are closed for all income tax years before 2000.The statute of limitations for the Company's Canadian subsidiary are closed for all tax years ended before August 31, 2006. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses and credits were generated and carried forward, and make adjustments up to the net operating loss and credit carryforward amounts. It is reasonably possible that the Company's uncertain tax positions, including interest and penalties, could decrease by approximately $375,000 in the next twelve months.

During 2010 an Internal Revenue Service ("IRS") examination was effectively settled when we agreed to a Notice of Proposed Adjustment that was issued by the IRS. The Proposed Adjustment was provided in full as an uncertain tax position at December 31, 2009.

The Canada Revenue Agency ("CRA") completed an examination of the Company for tax years 2006 through 2008 during the three months ended September 30, 2011. The Company agreed to the proposed adjustments and effectively settled the examination during 2011. The effective settlement did not have a significant impact on the Company's financial statements.

The Company is currently under tax examination in India. The periods covered under examination are the Company's financial years 2004 through 2009. The examination is in various stages of appellate proceedings and all material uncertain tax positions associated with the examination have been taken into account in the ending balance of the unrecognized tax benefits at December 31, 2011.

The Company has recorded valuation allowances of $49.1 million and $49.6 million, as of December 31, 2011 and 2010. This represents a full valuation allowance against the Company's U.S. net deferred tax assets. In evaluating its valuation allowance, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based on the Company's review of all positive and negative evidence, including a three year U.S. cumulative pre-tax loss it concluded that a full valuation allowance should be recorded against its U.S. net deferred tax assets.

At December 31, 2011 and 2010, the Company had total available federal net operating loss carryforwards of approximately $103.2 million and $43.0 million. The state net operating loss carryforwards expire between 2012 and 2031. The net operating losses from acquisitions are stated net of limitations pursuant to Section 382 of the Internal Revenue Code. The total annual utilization limitation is approximately $l2.1 million. The Company had total state net operating loss carryforwards of approximately $69.8 million and $44.9 million at December 31, 2011 and 2010. The Company also had net operating loss carryforwards of approximately $2.0 million from certain non-U.S. jurisdictions. The non-U.S. net operating loss carryforwards are primarily attributable to the United Kingdom (“U.K.”) and China. The U.K. tax losses may be carried forward indefinitely provided certain requirements are met. The Chinese tax losses may be carried forward 5 years.

The Company has federal and state research and development tax credit and other federal tax credit carryforwards of approximately $17.9 million at December 31, 2011, to reduce future income tax liabilities. The federal and Oregon tax credits expire between 2012 and 2031. The California research and development credits do not expire. The utilization of acquired credits is subject to an annual limitation pursuant to Section 383 of the Internal Revenue Code. The Company's Canadian subsidiary also had approximately $8.3 million in investment tax credit, $9.1 million in unclaimed scientific research and experimental expenditures and $7.5 million in undepreciated capital cost to be carried forward and applied against future income in Canada.

Realization of the foreign deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of the net operating loss and tax credit carryforwards. Although realization is not assured, management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the balance of the deferred tax assets, net of the valuation allowance, as of December 31, 2011. The amount of the net deferred tax assets that is considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced. Should management determine that the Company would not be able to realize all or part of the net deferred tax assets in the future, adjustments to the valuation allowance for deferred tax assets may be required.

The Company did not repatriate any earnings of its foreign subsidiaries in 2011. The Company plans to indefinitely reinvest the remaining earnings of all its foreign subsidiaries. Should the Company plan to repatriate any foreign earnings in the future, it will be required to establish an income tax liability and recognize additional income tax expense related to such earnings. The Company has indefinitely reinvested approximately $34.2 million of the undistributed earnings of certain foreign subsidiaries at December 31, 2011. Such earnings would be subject to U.S. taxation if repatriated to the U.S.

Pretax book loss from domestic operations for the fiscal years 2011, 2010 and 2009 was $23.2 million, $12.8 million, and $15.6 million. Pretax book income from foreign operations for the fiscal years 2011, 2010 and 2009 was $10.5 million, $11.9 million, and $12.3 million.

Note 17—Employee Benefit Plans

Stock-Based Employee Benefit Plans

Equity instruments are granted to employees, directors and consultants in certain instances, as defined in the respective plan agreements.

Stock Options and Restricted Stock Awards

On May 15, 2007, the Company's shareholders approved the 2007 Stock Plan, as amended (the "Plan") which provides for issuance of stock options, restricted shares, restricted stock units and performance-based awards. Under the plan, 4.7 million shares have been reserved and authorized for issuance to any non-employee directors and employees. The Plan provides the Board of Directors discretion in creating employee equity incentives. Unless otherwise stipulated in the plan document, the Board of Directors determines stock option exercise prices, which may not be less than the fair value of Radisys common stock at the date of grant, vesting periods and the expiration periods which are a maximum of 10 years from the date of grant.

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

On May 3, 2011 the Company registered 600,000 shares of its common stock under the RadiSys Corporation Inducement Stock Plan for CCPU Employees (the "CCPU Plan"). The CCPU Plan was adopted without shareholder approval in reliance upon the exception provided under Nasdaq Listing Rule 5635(c)(4) relating to awards granted in connection with the hiring of new employees, including grants to transferred employees in connection with a merger or acquisition. Awards under the CCPU Plan are made only to employees of Continuous Computing or its subsidiaries and became effective upon the completion of the Continuous Computing acquisition. The CCPU Plan provides for the issuance of stock options, restricted shares and restricted stock units. In 2011, the Company issued 368,000 shares under the CCPU Plan and no future awards will be granted.

The Company assumed the stock plans of Continuous Computing on July 8, 2011. Under the terms of the Company's merger agreement with Continuous Computing, options outstanding under these plans were converted to options to purchase shares of the Company's common stock. Options issued under these plans vest over four years from the original grant date and have an expiration date of 10 years from the original grant date. The exercise price of each converted option is equal to the product of the original exercise price and the original number of options granted divided by the number of converted options received. These stock plans have been suspended and no future awards will be granted under these plans. A total of 319,000 shares of common stock were issued under the Continuous Computing stock plans.
In accordance with the merger agreement with Continuous Computing the options were required to be converted into multiple awards on the acquisition date, with the resulting awards being non-contingent and contingent options. Both the non-contingent and contingent awards continue to vest under the original service conditions of the awards. However, the contingent awards contain post-vesting restrictions tied to payment of certain merger contingencies such as the earn-out and indemnification agreements. The assumed options were valued using a Black-Scholes option-pricing model. In addition, we utilized the Finnerty Asian Put Option Approach to estimate the discount associated with the post-vesting restrictions for the contingent options. The resulting discount applied was 10%.
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
As of December 31, 2011, the Company had 2,197,233 common shares available for future grant under its equity plans.
The following table summarizes stock option activity for 2011 (in thousands, except average prices and weighted average remaining contractual lives):

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, December 31, 2010	2,698	$11.84	4.05	$948
Granted	433	7.73
Assumed in acquisition	319	0.69
Exercised	(18)	4.02
Forfeited	(120)	8.61
Expired	(412)	16.04
Balance, December 31, 2011	2,900	$9.58	3.80	$1,334
Options exercisable at December 31, 2011	2,001	$11.04	2.59	$318
Options vested as of December 31, 2011 and expected to vest after December 31, 2011	2,900	$9.58	3.80	$1,334

The aggregate intrinsic value in the table above represents the total pretax value, based on the Company's closing common stock price of $5.06 at December 31, 2011 that would have been received by the option holders had all option holders exercised their in-the-money options on December 31, 2011.

Total intrinsic value of options exercised for the years ended December 31, 2011, 2010 and 2009 was $46,000, $132,000 and $206,000. The total amount of cash received from the exercise of options in 2011, 2010 and 2009 was $70,000, $537,000 and $678,000.

As of December 31, 2011, the Company had $3.6 million in unrecognized compensation expense related to stock options which is expected to be recognized over a weighted-average period of 2.15 years.

The following table summarizes nonvested activity for 2011:

	Nonvested Stock
	Restricted Stock Units		LTIP Awards
	Restricted Shares	Weighted-Average Fair Value	Restricted Shares	Weighted-Average Fair Value
Balance, December 31, 2010	390	$8.08	731	$8.24
Granted	357	7.45	448	8.43
Vested	(161)	8.20	—	—
Forfeited	(76)	7.60	(335)	8.28
Balance, December 31, 2011	510	$7.68	844	$8.33

The total fair value of restricted stock units that vested in 2011, 2010 and 2009 was $1.0 million, $1.5 million and $1.3 million. As of December 31, 2011, the Company had $3.4 million in unrecognized compensation expense related to restricted stock units which is expected to be recognized over a weighted-average period of 1.5 years and $2.9 million in unrecognized compensation expense related to LTIP awards which is expected to be recognized over a weighted-average period of 1.0 year.

Employee Stock Purchase Plan

In December 1995, the Company established an Employee Stock Purchase Plan (“ESPP”). All employees of Radisys and its subsidiaries who customarily work 20 or more hours per week, including all officers, are eligible to participate in the ESPP. Separate offerings of common stock to eligible employees under the ESPP (an “Offering”) commence on February 15, May 15, August 15 and November 15 of each calendar year (“Enrollment Dates”) and continue for a period of 18 months. Multiple separate Offerings are in operation under the ESPP at any given time. An employee may participate in only one Offering at a time and may purchase shares only through payroll deductions permitted under the provisions stipulated by the ESPP. The purchase price is the lesser of 85% of the fair market value of the common stock on date of grant or that of the purchase date (“look-back feature”). Pursuant to the provisions of the ESPP, as amended, the Company is authorized to issue up to 5.7 million shares of common stock under the ESPP. At December 31, 2011, 574,000 shares were available for issuance under the plan.

During the second quarter of 2009, the Board of Directors approved an amendment to the Company’s ESPP to provide for a one-year holding period with respect to common stock shares purchased by participants under the ESPP. The one-year holding period took effect during the fourth quarter of 2009. Due to the holding period, the Company applies a discount to the ESPP stock compensation to reflect the decreased liquidity. The Company utilizes the Finnerty Asian Put Option Approach to estimate the discount. Inputs for the model include the length of the holding period, volatility and risk-free rate. The discount applied in the fourth quarter of 2011 was 10.0%.

The following table summarizes shares issued under the ESPP (in thousands, except per share amounts):

	Year Ended December 31,
	2011	2010	2009
Shares issued under the ESPP	251	311	660
Cash received for the purchase of shares under the ESPP	$1,572	$2,049	$4,076
Weighted-average purchase price per share	$6.27	$6.60	$6.18

Stock-Based Compensation Expense

The Company uses the Black-Scholes model to measure the grant-date fair value of stock options and ESPP shares. The grant-date fair value of stock options that are expected to vest is recognized on a straight-line basis over the requisite service period, generally, three years. The grant date fair value of ESPP shares that are expected to vest is recognized on a straight-line basis over the requisite service period, generally, 18 months, subject to modification at the date of purchase due to the ESPP look-back feature. The estimate of the number of options, ESPP shares and restricted stock units granted under the 2007 stock plan expected to vest is determined based on historical experience.

The Company estimates the fair value of stock options and purchase rights under the ESPP using a Black-Scholes option-pricing model. The calculation includes several assumptions that require management’s judgment. The expected term of the option or share is determined based on assumptions about patterns of employee exercises, and represents a probability-weighted-average time period from grant until exercise of stock options, subject to information available at time of grant. Determining expected volatility generally begins with calculating historical volatility for a similar long-term period and then considering the ways in which the future is reasonably expected to differ from the past.

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

The fair value of nonvested stock is the market value as of the grant date. The grant-date fair value of the restricted stock units that are expected to vest is recognized on a straight-line basis over the requisite service period, which is three years. The grant-date fair value of the LTIP awards is recognized ratably over the service period which equals the measurement period of the award. The measurement period is the period of time over which performance objectives are expected to be achieved. Since the number of shares that may be issued under the LTIP and the service period are both variable, the Company reevaluates the LTIP awards on a quarterly basis and adjusts the number of shares expected to be awarded based upon financial results of the Company as compared to the performance goals set for the award. Adjustments to the number of shares awarded, and to the corresponding compensation expense, are made on a cumulative basis at the date of adjustment based upon the estimated probable number of shares to be awarded. Adjustments made to compensation expense resulting from a change in the estimated probable vesting date of the awards are made on a prospective basis.

The fair value calculations for stock options and ESPP shares used the following assumptions for the years ended December 31:

	Stock Options			Assumed Options	Employee Stock Purchase Plan
	2011	2010	2009	2011	2011	2010	2009
Estimated fair value	$4.23	$5.41	$3.96	$7.77	$2.09	$4.57	3.9
Expected life (in years)	4.4	4.3	4.1	2.7	1.5	1.5	1.5
Interest rate	0.91%	1.34%	1.64%	0.66%	0.12%	0.33%	0.44%
Volatility	70%	71%	60%	64%	42%	88%	98%
Dividend yield	—	—	—	—	—	—	—

For the years ended December 31, 2011, 2010 and 2009, stock-based compensation was recognized and allocated in the Consolidated Statements of Operations as follows (in thousands):

	2011	2010	2009
Cost of sales	$838	$816	$1,050
Research and development	1,434	1,303	2,176
Selling, general and administrative	3,445	4,039	5,060
Restructuring	—	—	234
Total stock-based compensation expense	$5,717	$6,158	$8,520

401(k) Savings Plan

The Company established a 401(k) Savings Plan (“401(k) Plan”), a defined contribution plan, as of January 1, 1989 and amended through January 1, 2007, in compliance with Section 401(k) and other related sections of the Internal Revenue Code and corresponding Regulations issued by the Department of Treasury and Section 404(c) of Employee Retirement Income Security Act of 1974 (“ERISA”), to provide retirement benefits for its U.S employees. Under the provisions of the plan, eligible employees are allowed pre-tax contributions of up to 30% of their annual compensation or the maximum amount permitted by the applicable statutes. Additionally, eligible employees can elect to make catch-up contributions, within the limits set forth by pre-tax contributions, or to the maximum amount permitted by the applicable statutes. Pursuant to the provisions of the 401(k) Plan, the Company may contribute 50% of pre-tax contributions made by eligible employees, adjusted for loans and withdrawals, up to 6% of annual compensation for each eligible employee. The Company may elect to make supplemental contributions as periodically determined by the Board of Directors at their discretion. The contributions made by the Company on behalf of eligible employees become 100% vested after three years of service, or 33% per year after one year of service. The Company’s total contributions to the 401(k) Plan amounted to $721,000, $885,000 and $1.1 million in 2011, 2010 and 2009, respectively. In addition, some of the Company’s employees outside the U.S are covered by various defined contribution plans, in compliance with the statutes of respective countries. The participants pay for the 401(k) Plan administrative expenses.

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

Note 18—Segment Information

The Company's Chief Operating Decision Maker (CODM), our Chief Executive Officer, reviews our results of operations on a consolidated level. Therefore, the Company is one operating segment. Key resources, decisions, and assessment of performance are also analyzed on a company-wide level.

Revenues on a product and services basis are as follows (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Hardware	$300,505	$257,533	$278,907
Software royalties and licenses	13,952	16,614	17,878
Technical support services	6,635	4,980	3,326
Engineering and other services	9,773	5,184	4,162
Total revenues	$330,865	$284,311	$304,273

Generally, the Company's customers are not the end-user of its products. The Company ultimately derives its revenues from two end markets: Communication Networks Products and Commercial Products as follows (in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Next Generation Communication Networks Products	$167,134	$118,078	$102,047
Legacy Communication Networks Products	89,865	91,873	136,828
Total Communication Networks Products	256,999	209,951	238,875
Medical Products	27,723	33,366	26,261
Other Commercial Products	46,143	40,994	39,137
Total Commercial Products	73,866	74,360	65,398
Total revenues	$330,865	$284,311	$304,273

Information about the Company’s geographic revenues and long-lived assets by geographical area is as follows (in thousands):

Geographic Revenues

Revenues are reported in the geographic area of the ship-to customer.

	For the Years Ended December 31,
	2011	2010	2009
United States	$105,671	$96,449	$97,407
Other North America	1,371	912	2,731
North America	107,042	97,361	100,138
Europe, the Middle East and Africa (“EMEA”)	79,858	80,218	82,654
Asia Pacific	143,965	106,732	121,481
Foreign countries	223,823	186,950	204,135
Total revenues	$330,865	$284,311	$304,273

Long-lived assets by Geographic Area

	December 31, 2011	December 31, 2010	December 31, 2009
Property and equipment, net
United States	$8,748	$6,404	$6,914
Other North America	568	716	914
North America	9,316	7,120	7,828
EMEA	2,928	30	71
Asia Pacific	3,122	2,337	2,027
Foreign Countries	6,050	2,367	2,098
Total property and equipment, net	$15,366	$9,487	$9,926
Goodwill
United States	$26,439	$—	$—
EMEA	160	160	—
Total goodwill	$26,599	$160	$—
Intangible assets, net
United States	$82,975	$1,552	$4,088
Other North America	386	912	962
EMEA	1,682	4,624	5,670
Total intangible assets, net	$85,043	$7,088	$10,720

The following customers accounted for more than 10% of total revenues for the years ended December 31:

	2011	2010	2009
Nokia Siemens Networks	35.1%	37.4%	45.9%
NEI (primarily related to end customer Danaher)	NA	10.0%	NA

The following customer accounted for more than 10% of accounts receivable. This customer accounted for the following percentages of accounts receivable:

	December 31, 2011	December 31, 2010
Nokia Siemens Networks	23.4%	32.0%

Suppliers

The Company is in the process of transitioning to a single source contract manufacturer. During 2011 the Company successfully completed the transition from two to one contract manufacturers; however, as a result of the Continuous Computing acquisition the Company gained an additional contract manufacturer relationship. We are in process of transitioning from the Continuous Computing contract manufacturer and expect to complete the transition during 2012.

Note 19 — Common Stock Repurchase Program

In December 2010, the Board of Directors authorized the repurchase of up to $20 million of the Company's common stock through open-market transactions and privately negotiated transactions from time to time at the discretion of management. The duration of the repurchase program is two years, although it may be extended, suspended or discontinued without prior notice, at the discretion of the Board of Directors. Under the program, the Company repurchased common stock with a value of $3.9 million during the year ended December 31, 2011, leaving $16.1 million available for future repurchases of the Company's common stock.

Note 20—Legal Proceedings

In the normal course of business, the Company becomes involved in litigation. As of December 31, 2011, in the opinion of management, Radisys had no pending litigation that would have a material effect on the Company’s financial position, results of operations or cash flows.

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

During the Company’s fiscal quarter ended December 31, 2011, no change occurred in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial reporting appears on page 47 hereof. KPMG LLP’s attestation report on the effectiveness of the Company’s internal control over financial reporting appears on page 48 hereof.

The Company acquired Continuous Computing Corporation (“Continuous Computing”) during 2011, and management has excluded Continuous Computing from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2011, Continuous Computing's internal control over financial reporting associated with total assets of $130.3 million, or 44.3% of our consolidated total assets (of which $108.8 million or 36.9% represents goodwill and intangible assets included within the scope of our assessment), and total revenues of $30.2 million, or 9.1% of our consolidated revenues, included in the consolidated financial statements as of and for the year ended December 31, 2011.
Item 9B. Other Information

Not applicable.

PART III

The Company will file its definitive proxy statement for the Annual Meeting of Shareholders to be held on June 13, 2012, pursuant to Regulation 14A of the Exchange Act (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Annual Report. This Annual Report incorporates by reference specified information included in the Proxy Statement.

Item 10. Directors, Executive Officers and Corporate Governance

The information with respect to the Company’s directors and officers and corporate governance is included under "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance" in the Company’s Proxy Statement and is incorporated herein by reference. The information with respect to the Company’s code of ethics is included in Item 1 "Business" in this Annual Report on Form 10-K.

Item 11. Executive Compensation

Information with respect to executive compensation is included under “Director Compensation,” “Executive Officer Compensation,” “Compensation and Development Committee Report,” and “Potential Post-Employment Payments” in the Company’s Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and management and equity compensation plan information is included under “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement and is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about the Company’s equity compensation plans as of December 31, 2011. All outstanding awards relate to the Company’s common stock.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	3,347,928	(1)	$10.74	2,982,234	(2)
Equity compensation plans not approved by security holders (3)	695,078	(4)	4.70	—
Total	4,043,006		$9.58	2,982,234
_____________________________

(1)	Includes 371,301 restricted stock units which will vest only if specific service measures are met and 633,150 restricted stock units which will vest only upon attaining certain performance goals.

(2)	Includes 573,951 of securities authorized and available for issuance in connection with the RadiSys Corporation 1996 Employee Stock Purchase Plan.

(3)
Includes 2,250 shares granted under the RadiSys Corporation Stock Plan For Convedia Employees and 355,825 shares granted under the Radisys Corporation Inducement Plan for CCPU Employees. The Plans are intended to comply with an exception provided under NASDAQ Listing Rule 5635(c)(4) relating to awards granted in connection with the hiring of new employees of the Company, including grants to transferred employees in connection with a merger or other acquisition.

(4)
Includes 302,912 stock options assumed part of the acquisition of Continuous Computing. The exercisability of some shares may be subject to contingencies as provided in Section 6.11 of the Agreement and Plan of Merger dated May 2, 2011.

Description of Equity Compensation Plans Not Adopted by Shareholders

Additional information required by this item is included in the Company’s Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information with respect to certain relationships and related transactions and director independence is included under “Certain Relationships and Related Transactions” and "Corporate Governance" in the Company’s Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information with respect to principal accountant fees and services is included under “Principal Accountant Fees and Services” and "Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm" in the Company’s proxy statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement and Schedules

(a) (1) Financial Statements

(a) (2) Financial Statement Schedule
 None.
(a) (3) Exhibits

Exhibit No	Description
2.1
Amended and Restated Asset Purchase Agreement, dated September 12, 2007, by and between the Company and Intel Corporation. Incorporated by reference from Exhibit 2.1 to the Company's Current Report of Form 8-K/A, filed on November 1, 2007 (SEC File No. 000-26844).

2.2
Transition Services Agreement, dated September 12, 2007, by and between the Company and Intel Corporation (portions of the exhibit have been omitted pursuant to a request for confidential treatment to the Commission). Incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, filed on November 8, 2007 (SEC File No. 000-26844).

2.3
Warranty Services Agreement, dated September 12, 2007, by and between the Company and Intel Corporation (portions of the exhibit have been omitted pursuant to a request for confidential treatment to the Commission). Incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, filed on November 8, 2007 (SEC File No. 000-26844).

2.4
Arrangement Agreement among RadiSys Corporation, Convedia Corporation and RadiSys Canada Inc., effective as of July 26, 2006. Incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 28, 2006 (SEC File No. 000-26844).

2.5
Agreement and Plan of Merger, dated May 2, 2011, by and among the Company, RadiSys Holdings, Inc., Continuous Computing Corporation and Shareholder Representative Services LLC. Incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K filed on May 3, 2011 (SEC File No. 000-26844).

2.6
Amendment No. 1 to Agreement and Plan of Merger, dated June 22, 2011, by and among the Company, RadiSys Holdings, Inc., Continuous Computing Corporation and Shareholder Representative Services LLC. Incorporated by reference from Exhibit 2.2 to the Company's Current Report on Form 8-K filed on July 11, 2011 (SEC File No. 000-26844).

3.1
Second Restated Articles of Incorporation and amendments thereto. Incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-8, filed on September 1, 2006 (SEC File No. 333-137060), as amended by the Articles of Amendment incorporated by reference from Exhibit 3.1 in the Company's Current Report on Form 8-K filed on January 30, 2008 (SEC File No. 000-26844).

3.2
Amended and Restated Bylaws and amendments thereto. Incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed on May 8, 2007 (SEC File No. 000-26844), as amended by the Amendment to Restated Bylaws incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 3, 2011 (SEC File No. 000-26844).

4.1	Second Restated Articles of Incorporation and amendments thereto. See Exhibit 3.1.

4.2	Amended and Restated Bylaws and amendments thereto. See Exhibit 3.2.

4.3	Specimen Common Stock Certificate. Incorporated by reference from Exhibit 4.3 to the Company's Registration Statement on Form S-8, filed on September 1, 2006 (SEC File No. 333-137060).

4.4
Indenture, dated February 12, 2008, by and between the Company and The Bank of New York Trust Company, N.A. Incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed on February 12, 2008 (SEC File No. 000-26844).

4.5
First Supplemental Indenture, dated February 12, 2008, by and between the Company and The Bank of New York Trust Company, N.A. Incorporated by reference from Exhibit 4.2 to the Company's Current Report on Form 8-K filed on February 12, 2008 (SEC File No. 000-26844).

4.6	Form of Global Security for the 2.75% Convertible Senior Notes due 2013 (included in Exhibit 4.2).

4.7	Form of Debt Securities Indenture. Incorporated by reference from Exhibit 4.5 to the Company's Registration Statement on Form S-3, filed on October 26, 2010 (SEC File No. 333-170148).

10.1	Amended and Restated Asset Purchase Agreement, dated September 12, 2007, by and between the Company and Intel Corporation. See Exhibit 2.1.

10.2	Transition Services Agreement, dated September 12, 2007, by and between the Company and Intel Corporation. See Exhibit 2.2

10.3	Warranty Services Agreement, dated September 12, 2007, by and between the Company and Intel Corporation. See Exhibit 2.3

10.4*
RadiSys Corporation 1995 Stock Incentive Plan, as amended. Incorporated by reference from Exhibit (d)(1) to the Tender Offer Statement filed by the Company on Schedule TO-I, filed July 31, 2003 (SEC File No. 005-49160).

10.5*
Form of Notice of Stock Option Grant for the 1995 Stock Incentive Plan. Incorporated by reference from Exhibit (d)(3) to the Tender Offer Statement filed by the Company on TO-I, filed July, 31, 2003 (SEC File No. 005-49160).

10.6*
Form of Restricted Stock Agreement for the 1995 Stock Incentive Plan. Incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2006, filed on May 9, 2006 (SEC File No. 000-26844).

10.7*
RadiSys Corporation 1996 Employee Stock Purchase Plan, as amended through August 18, 2009. Incorporated by reference from Appendix A to the Company's Proxy Statement on Schedule 14A , filed on July 6, 2009 (SEC File No. 000-26844).

10.8*
RadiSys Corporation 2001 Nonqualified Stock Option Plan, as amended. Incorporated by reference from Exhibit (d)(2) to the Tender Offer Statement filed by the Company on Schedule TO-I, filed July 31, 2003 (SEC File No. 005-49160).

10.9*
Form of Notice of Stock Option Grant for the 2001 Nonqualified Stock Option Plan. Incorporated by reference from Exhibit (d)(4) to the Tender Offer Statement filed by the Company on TO-I, filed July, 31, 2003 (SEC File No. 005-49160).

10.10*
Deferred Compensation Plan. Incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, filed on May 15, 2001 (SEC File No. 000-26844).

10.11*
RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.4 to the Company's Registration Statement on Form S-8, filed on September 1, 2006 (SEC File No. 333-137060).

10.12*
Form of Notice of Option Grant for United States employees for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.5 to the Company's Registration Statement on Form S-8, filed on September 1, 2006 (SEC File No. 333-137060).

10.13*
Form of Notice of Option Grant for Canada employees for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.6 to the Company's Registration Statement on Form S-8 filed on September 1, 2006 (SEC File No. 333-137060).

10.14*
Form of Notice of Option Grant for international employees for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.7 to the Company's Registration Statement on Form S-8, filed on September 1, 2006 (SEC File No. 333-137060).

10.15*
Form of Notice of Option Grant for China employees for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.8 to the Company's Registration Statement on Form S-8, filed on September 1, 2006 (SEC File No. 333-137060).

10.16*
Form of Restricted Stock Grant Agreement for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.9 to the Company's Registration Statement on Form S-8, filed on September 1, 2006 (SEC File No. 333-137060).

10.17*
Form of Restricted Stock Unit Grant Agreement for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.10 to the Company's Registration Statement on Form S-8, filed on September 1, 2006 (SEC File No. 333-137060).

10.18*	RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.4 to the Company's Registration Statement on Form S-8, filed on May 15, 2007 (SEC File No. 333-142968).

10.19*
Form of Notice of Option Grant for United States employees for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.5 to the Company's Registration Statement on Form S-8, filed on May 15, 2007 (SEC File No. 333-142968).

10.20*
Form of Notice of Option Grant for Canada employees for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.6 to the Company's Registration Statement on Form S-8, filed on May 15, 2007 (SEC File No. 333-142968).

10.21*
Form of Notice of Option Grant for China employees for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.7 to the Company's Registration Statement on Form S-8, filed on May 15, 2007 (SEC File No. 333-142968).

10.22*
Form of Notice of Option Grant for international employees for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.8 to the Company's Registration Statement on Form S-8, filed on May 15, 2007 (SEC File No. 333-142968).

10.23*
Form of Restricted Stock Unit Grant Agreement for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.9 to the Company's Registration Statement on Form S-8, filed on May 15, 2007 (SEC File No. 333-142968).

10.24*	RadiSys Corporation Long-Term Incentive Plan. Incorporated by reference from Appendix A to the Company's Proxy Statement on Schedule 14A, filed on April 15, 2008 (SEC File No. 000-26844).

10.25*
First Amendment to RadiSys Corporation Long-Term Incentive Plan. Incorporated by reference from Exhibit 4.4 to the Company's Registration Statement on Form S-8, filed on September 30, 2009 (SEC File No. 333-162231).

10.26*
Form of Award Agreement for Performance-Based Restricted Stock Units under the RadiSys Corporation Long-Term Incentive Plan. Incorporated by reference from Exhibit 4.5 to the Company's Registration Statement on Form S-8, filed on September 30, 2009 (SEC File No. 333-162231).

10.27*
RadiSys Corporation Inducement Stock Plan for CCPU Employees. Incorporated by reference from Exhibit 4.4 to the Company's Registration Statement on Form S-8, filed on May 3, 2011 (SEC File No. 333-173885).

10.28*
Form of Notice of Option Grant for United States employees for RadiSys Corporation Inducement Stock Plan for CCPU Employees. Incorporated by reference from Exhibit 4.5 to the Company's Registration Statement on Form S-8, filed on May 3, 2011 (SEC File No. 333-173885).

10.29*
Form of Notice of Option Grant for international employees for RadiSys Corporation Inducement Stock Plan for CCPU Employees. Incorporated by reference from Exhibit 4.6 to the Company's Registration Statement on Form S-8, filed on May 3, 2011 (SEC File No. 333-173885).

10.30*
Form of Restricted Stock Unit Grant Agreement for United States employees for RadiSys Corporation Inducement Stock Plan for CCPU Employees. Incorporated by reference from Exhibit 4.7 to the Company's Registration Statement on Form S-8, filed on May 3, 2011 (SEC File No. 333-173885).

10.31*
Form of Restricted Stock Unit Grant Agreement for international employees for RadiSys Corporation Inducement Stock Plan for CCPU Employees. Incorporated by reference from Exhibit 4.8 to the Company's Registration Statement on Form S-8, filed on May 3, 2011 (SEC File No. 333-173885).

10.32*
Sixth Amended and Restated Continuous Computing Corporation 1998 Stock Incentive Plan. Incorporated by reference from Exhibit 4.4 to the Company's Registration Statement on Form S-8, filed on July 13, 2011 (SEC File No. 333-175510).

10.33*
Amendment to Sixth Amended and Restated Continuous Computing Corporation 1998 Stock Incentive Plan, dated June 23, 2011. Incorporated by reference from Exhibit 4.5 to the Company's Registration Statement on Form S-8, filed on July 13, 2011 (SEC File No. 333-175510).

10.34*
Amendment to Sixth Amended and Restated Continuous Computing Corporation 1998 Stock Incentive Plan, dated July 6, 2011. Incorporated by reference from Exhibit 4.6 to the Company's Registration Statement on Form S-8, filed on July 13, 2011 (SEC File No. 333-175510).

10.35*
Notice of Option Assumption and Conversion under the Sixth Amended and Restated Continuous Computing Corporation 1998 Stock Incentive Plan for U.S. employees. Incorporated by reference from Exhibit 4.7 to the Company's Registration Statement on Form S-8, filed on July 13, 2011 (SEC File No. 333-175510).

10.36*
Notice of Option Assumption and Conversion under the Sixth Amended and Restated Continuous Computing Corporation 1998 Stock Incentive Plan for non-U.S. employees. Incorporated by reference from Exhibit 4.8 to the Company's Registration Statement on Form S-8, filed on July 13, 2011 (SEC File No. 333-175510).

10.37*
Offer letter dated September 16, 2002 between the Company and Scott C. Grout. Incorporated by reference from Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 2, 2007 (SEC File No. 000-26844).

10.38*
Amended and Restated Executive Change of Control Agreement dated December 24, 2008 between the Company and Scott C. Grout. Incorporated by reference from Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed on November 6, 2009 (SEC File No. 000-26844).

10.39*
Amended and Restated Executive Severance Agreement, dated December 24, 2008, between the Company and Scott Grout. Incorporated by reference from Exhibit 10.8 to the Company's Quarterly report on Form 10-Q for the quarterly period ended September 30, 2009, filed on November 6, 2009 (SEC File No. 000-26844).

10.40*
Integration Services Agreement, dated May 2, 2011, between the Company and Scott C. Grout. Incorporated by reference from Exhibit 10.6 to the Company's Current Report on Form 8-K filed on May 3, 2011 (SEC File No. 000-26844).

10.41*
Offer letter dated August 15, 2003 between the Company and Christian Lepiane. Incorporated by reference from Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 2, 2007 (SEC File No. 000-26844).

10.42*
Code Section 409A Amendment to Offer Letter, dated December 31, 2008, between the Company and Christian Lepiane. Incorporated by reference from Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed on November 6, 2009 (SEC File No. 000-26844).

10.43*
Amended and Restated Executive Change of Control Agreement dated December 31, 2008 between the Company and Christian Lepiane. Incorporated by reference from Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed on November 6, 2009 (SEC File No. 000-26844).

10.44*
Executive Change of Control Agreement dated December 30, 2008, between the Company and John T. Major. Incorporated by reference from Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 6, 2009 (SEC File No. 000-26844).

10.45*
Severance agreement, dated November 4, 2008, between the Company and John T. Major. Incorporated by reference from Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 6, 2009 (SEC File No. 000-26844).

10.46*
Executive Change of Control Agreement dated August 3, 2010, between the Company and Anthony Ambrose. Incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, filed on August 6, 2010 (SEC File No. 000-26844).

10.47*
Severance agreement, dated December 29, 2008, between the Company and Anthony Ambrose. Incorporated by reference from Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 6, 2009 (SEC File No. 000-26844).

10.48*
Transition Agreement, dated May 13, 2011, between the Company and Anthony Ambrose. Incorporated by reference from Exhibit 10.16 in the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed on August 5, 2011 (SEC File No. 000-26844).

10.49*
Employment Agreement, dated April 30, 2011, by and between the Company and Michel A. Dagenais. Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 3, 2011 (SEC File No. 000-26844).

10.50*
Executive Change of Control Agreement, dated May 2, 2011, between the Company and Michel A. Dagenais. Incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 3, 2011 (SEC File No. 000-26844).

10.51*
Executive Severance Agreement, dated May 2, 2011, between the Company and Michel A. Dagenais. Incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 3, 2011 (SEC File No. 000-26844).

10.52*
Amended and Restated Executive Change of Control Agreement, dated May 2, 2011, between the Company and Brian Bronson. Incorporated by reference from Exhibit 10.4 to the Company's Current Report on Form 8-K filed on May 3, 2011 (SEC File No. 000-26844).

10.53*
Amended and Restated Executive Severance Agreement, dated May 2, 2011, between the Company and Brian Bronson. Incorporated by reference from Exhibit 10.5 to the Company's Current Report on Form 8-K filed on May 3, 2011 (SEC File No. 000-26844).

10.54*
Summary of Compensatory Arrangements of Certain Officers. Incorporated by reference from Exhibit 10.1 in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed on May 6, 2011 (SEC File No. 000-26844).

10.55*
Summary of Compensatory Arrangements of Directors. Incorporated by reference from Exhibit 10.2 in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed on May 6, 2011 (SEC File No. 000-26844).

10.56*
Form of Indemnity Agreement for directors and officers of the Company. Incorporated by reference from Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 2, 2007.

10.57*
Form of Indemnification Agreement (for directors and the CEO/CFO). Incorporated by referenced from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 14, 2011 (SEC File No. 000-26844).

10.58*
Form of Indemnification Agreement (for certain executive officers). Incorporated by referenced from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 14, 2011 (SEC File No. 000-26844).

10.59
Dawson Creek II lease, dated March 21, 1997, incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, filed on August 13, 1997 (SEC File No. 000-26844).

10.60
Credit Line Agreement by and between the Company and UBS AG, dated December 12, 2008. Incorporated by reference from Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 6, 2009 (SEC File No. 000-26844).

10.61
Amended and Restated Loan and Security Agreement, dated November 1, 2011, between the Company and Silicon Valley Bank. Incorporated by referenced from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed on November 4, 2011 (SEC File No. 000-26844).

10.62
Amendment No. 1 to Amended and Restated Loan and Security Agreement and Consent, dated as of December 22, 2011, by and between the Company and Silicon Valley Bank. Incorporated by referenced from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 27, 2011 (SEC File No. 000-26844).

21.1**	List of Subsidiaries.

23.1**	Consent of KPMG LLP.

31.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS****	XBRL Instance Document

101.SCH****	XBRL Taxonomy Extension Schema

101.CAL****	XBRL Taxonomy Extension Calculation Linkbase

101.LAB****	XBRL Taxonomy Extension Label Linkbase

101.PRE****	XBRL Taxonomy Presentation Linkbase

101.DEF****	XBRL Taxonomy Definition Linkbase

*	This Exhibit constitutes a management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.
****
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

(b) See (a) (3) above.
See (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADISYS CORPORATION

By:	/s/ Michel Dagenais
Michel Dagenais
Chief Executive Officer

Dated: March 1, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2012.

Signature	Title

/s/ Michel Dagenais	Chief Executive Officer and Director
Michel Dagenais	(Principal Executive Officer)

/s/ Brian Bronson	President and Chief Financial Officer
Brian Bronson	(Principal Financial and Accounting Officer)

Directors:

/s/ C. Scott Gibson	Chairman of the Board and Director
C. Scott Gibson

/s/ Scott C. Grout	Vice Chairman of the Board and Director
Scott C. Grout

/s/ Richard J. Faubert	Director
Richard J. Faubert

/s/ Dr. William W. Lattin	Director
Dr. William W. Lattin

/s/ Kevin C. Melia	Director
Kevin C. Melia

/s/ David Nierenberg	Director
David Nierenberg

/s/ Carl Neun	Director
Carl Neun
/s/ Niel Ransom	Director
Niel Ransom

/s/ Lorene K. Steffes	Director
Lorene K. Steffes

EXHIBIT INDEX

Exhibit No	Description
2.1
Amended and Restated Asset Purchase Agreement, dated September 12, 2007, by and between the Company and Intel Corporation. Incorporated by reference from Exhibit 2.1 to the Company's Current Report of Form 8-K/A, filed on November 1, 2007 (SEC File No. 000-26844).

2.2
Transition Services Agreement, dated September 12, 2007, by and between the Company and Intel Corporation (portions of the exhibit have been omitted pursuant to a request for confidential treatment to the Commission). Incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, filed on November 8, 2007 (SEC File No. 000-26844).

2.3
Warranty Services Agreement, dated September 12, 2007, by and between the Company and Intel Corporation (portions of the exhibit have been omitted pursuant to a request for confidential treatment to the Commission). Incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, filed on November 8, 2007 (SEC File No. 000-26844).

2.4
Arrangement Agreement among RadiSys Corporation, Convedia Corporation and RadiSys Canada Inc., effective as of July 26, 2006. Incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 28, 2006 (SEC File No. 000-26844).

2.5
Agreement and Plan of Merger, dated May 2, 2011, by and among the Company, RadiSys Holdings, Inc., Continuous Computing Corporation and Shareholder Representative Services LLC. Incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K filed on May 3, 2011 (SEC File No. 000-26844).

2.6
Amendment No. 1 to Agreement and Plan of Merger, dated June 22, 2011, by and among the Company, RadiSys Holdings, Inc., Continuous Computing Corporation and Shareholder Representative Services LLC. Incorporated by reference from Exhibit 2.2 to the Company's Current Report on Form 8-K filed on July 11, 2011 (SEC File No. 000-26844).

3.1
Second Restated Articles of Incorporation and amendments thereto. Incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-8, filed on September 1, 2006 (SEC File No. 333-137060), as amended by the Articles of Amendment incorporated by reference from Exhibit 3.1 in the Company's Current Report on Form 8-K filed on January 30, 2008 (SEC File No. 000-26844).

3.2
Amended and Restated Bylaws and amendments thereto. Incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed on May 8, 2007 (SEC File No. 000-26844), as amended by the Amendment to Restated Bylaws incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 3, 2011 (SEC File No. 000-26844).

4.1	Second Restated Articles of Incorporation and amendments thereto. See Exhibit 3.1.

4.2	Amended and Restated Bylaws and amendments thereto. See Exhibit 3.2.

4.3	Specimen Common Stock Certificate. Incorporated by reference from Exhibit 4.3 to the Company's Registration Statement on Form S-8, filed on September 1, 2006 (SEC File No. 333-137060).

4.4
Indenture, dated February 12, 2008, by and between the Company and The Bank of New York Trust Company, N.A. Incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed on February 12, 2008 (SEC File No. 000-26844).

4.5
First Supplemental Indenture, dated February 12, 2008, by and between the Company and The Bank of New York Trust Company, N.A. Incorporated by reference from Exhibit 4.2 to the Company's Current Report on Form 8-K filed on February 12, 2008 (SEC File No. 000-26844).

4.6	Form of Global Security for the 2.75% Convertible Senior Notes due 2013 (included in Exhibit 4.2).

4.7	Form of Debt Securities Indenture. Incorporated by reference from Exhibit 4.5 to the Company's Registration Statement on Form S-3, filed on October 26, 2010 (SEC File No. 333-170148).

10.1	Amended and Restated Asset Purchase Agreement, dated September 12, 2007, by and between the Company and Intel Corporation. See Exhibit 2.1.

10.2	Transition Services Agreement, dated September 12, 2007, by and between the Company and Intel Corporation. See Exhibit 2.2

10.3	Warranty Services Agreement, dated September 12, 2007, by and between the Company and Intel Corporation. See Exhibit 2.3

10.4*
RadiSys Corporation 1995 Stock Incentive Plan, as amended. Incorporated by reference from Exhibit (d)(1) to the Tender Offer Statement filed by the Company on Schedule TO-I, filed July 31, 2003 (SEC File No. 005-49160).

10.5*
Form of Notice of Stock Option Grant for the 1995 Stock Incentive Plan. Incorporated by reference from Exhibit (d)(3) to the Tender Offer Statement filed by the Company on TO-I, filed July, 31, 2003 (SEC File No. 005-49160).

10.6*
Form of Restricted Stock Agreement for the 1995 Stock Incentive Plan. Incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2006, filed on May 9, 2006 (SEC File No. 000-26844).

10.7*
RadiSys Corporation 1996 Employee Stock Purchase Plan, as amended through August 18, 2009. Incorporated by reference from Appendix A to the Company's Proxy Statement on Schedule 14A , filed on July 6, 2009 (SEC File No. 000-26844).

10.8*
RadiSys Corporation 2001 Nonqualified Stock Option Plan, as amended. Incorporated by reference from Exhibit (d)(2) to the Tender Offer Statement filed by the Company on Schedule TO-I, filed July 31, 2003 (SEC File No. 005-49160).

10.9*
Form of Notice of Stock Option Grant for the 2001 Nonqualified Stock Option Plan. Incorporated by reference from Exhibit (d)(4) to the Tender Offer Statement filed by the Company on TO-I, filed July, 31, 2003 (SEC File No. 005-49160).

10.10*
Deferred Compensation Plan. Incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, filed on May 15, 2001 (SEC File No. 000-26844).

10.11*
RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.4 to the Company's Registration Statement on Form S-8, filed on September 1, 2006 (SEC File No. 333-137060).

10.12*
Form of Notice of Option Grant for United States employees for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.5 to the Company's Registration Statement on Form S-8, filed on September 1, 2006 (SEC File No. 333-137060).

10.13*
Form of Notice of Option Grant for Canada employees for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.6 to the Company's Registration Statement on Form S-8 filed on September 1, 2006 (SEC File No. 333-137060).

10.14*
Form of Notice of Option Grant for international employees for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.7 to the Company's Registration Statement on Form S-8, filed on September 1, 2006 (SEC File No. 333-137060).

10.15*
Form of Notice of Option Grant for China employees for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.8 to the Company's Registration Statement on Form S-8, filed on September 1, 2006 (SEC File No. 333-137060).

10.16*
Form of Restricted Stock Grant Agreement for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.9 to the Company's Registration Statement on Form S-8, filed on September 1, 2006 (SEC File No. 333-137060).

10.17*
Form of Restricted Stock Unit Grant Agreement for RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.10 to the Company's Registration Statement on Form S-8, filed on September 1, 2006 (SEC File No. 333-137060).

10.18*	RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.4 to the Company's Registration Statement on Form S-8, filed on May 15, 2007 (SEC File No. 333-142968).

10.19*
Form of Notice of Option Grant for United States employees for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.5 to the Company's Registration Statement on Form S-8, filed on May 15, 2007 (SEC File No. 333-142968).

10.20*
Form of Notice of Option Grant for Canada employees for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.6 to the Company's Registration Statement on Form S-8, filed on May 15, 2007 (SEC File No. 333-142968).

10.21*
Form of Notice of Option Grant for China employees for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.7 to the Company's Registration Statement on Form S-8, filed on May 15, 2007 (SEC File No. 333-142968).

10.22*
Form of Notice of Option Grant for international employees for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.8 to the Company's Registration Statement on Form S-8, filed on May 15, 2007 (SEC File No. 333-142968).

10.23*
Form of Restricted Stock Unit Grant Agreement for RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.9 to the Company's Registration Statement on Form S-8, filed on May 15, 2007 (SEC File No. 333-142968).

10.24*	RadiSys Corporation Long-Term Incentive Plan. Incorporated by reference from Appendix A to the Company's Proxy Statement on Schedule 14A, filed on April 15, 2008 (SEC File No. 000-26844).

10.25*
First Amendment to RadiSys Corporation Long-Term Incentive Plan. Incorporated by reference from Exhibit 4.4 to the Company's Registration Statement on Form S-8, filed on September 30, 2009 (SEC File No. 333-162231).

10.26*
Form of Award Agreement for Performance-Based Restricted Stock Units under the RadiSys Corporation Long-Term Incentive Plan. Incorporated by reference from Exhibit 4.5 to the Company's Registration Statement on Form S-8, filed on September 30, 2009 (SEC File No. 333-162231).

10.27*
RadiSys Corporation Inducement Stock Plan for CCPU Employees. Incorporated by reference from Exhibit 4.4 to the Company's Registration Statement on Form S-8, filed on May 3, 2011 (SEC File No. 333-173885).

10.28*
Form of Notice of Option Grant for United States employees for RadiSys Corporation Inducement Stock Plan for CCPU Employees. Incorporated by reference from Exhibit 4.5 to the Company's Registration Statement on Form S-8, filed on May 3, 2011 (SEC File No. 333-173885).

10.29*
Form of Notice of Option Grant for international employees for RadiSys Corporation Inducement Stock Plan for CCPU Employees. Incorporated by reference from Exhibit 4.6 to the Company's Registration Statement on Form S-8, filed on May 3, 2011 (SEC File No. 333-173885).

10.30*
Form of Restricted Stock Unit Grant Agreement for United States employees for RadiSys Corporation Inducement Stock Plan for CCPU Employees. Incorporated by reference from Exhibit 4.7 to the Company's Registration Statement on Form S-8, filed on May 3, 2011 (SEC File No. 333-173885).

10.31*
Form of Restricted Stock Unit Grant Agreement for international employees for RadiSys Corporation Inducement Stock Plan for CCPU Employees. Incorporated by reference from Exhibit 4.8 to the Company's Registration Statement on Form S-8, filed on May 3, 2011 (SEC File No. 333-173885).

10.32*
Sixth Amended and Restated Continuous Computing Corporation 1998 Stock Incentive Plan. Incorporated by reference from Exhibit 4.4 to the Company's Registration Statement on Form S-8, filed on July 13, 2011 (SEC File No. 333-175510).

10.33*
Amendment to Sixth Amended and Restated Continuous Computing Corporation 1998 Stock Incentive Plan, dated June 23, 2011. Incorporated by reference from Exhibit 4.5 to the Company's Registration Statement on Form S-8, filed on July 13, 2011 (SEC File No. 333-175510).

10.34*
Amendment to Sixth Amended and Restated Continuous Computing Corporation 1998 Stock Incentive Plan, dated July 6, 2011. Incorporated by reference from Exhibit 4.6 to the Company's Registration Statement on Form S-8, filed on July 13, 2011 (SEC File No. 333-175510).

10.35*
Notice of Option Assumption and Conversion under the Sixth Amended and Restated Continuous Computing Corporation 1998 Stock Incentive Plan for U.S. employees. Incorporated by reference from Exhibit 4.7 to the Company's Registration Statement on Form S-8, filed on July 13, 2011 (SEC File No. 333-175510).

10.36*
Notice of Option Assumption and Conversion under the Sixth Amended and Restated Continuous Computing Corporation 1998 Stock Incentive Plan for non-U.S. employees. Incorporated by reference from Exhibit 4.8 to the Company's Registration Statement on Form S-8, filed on July 13, 2011 (SEC File No. 333-175510).

10.37*
Offer letter dated September 16, 2002 between the Company and Scott C. Grout. Incorporated by reference from Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 2, 2007 (SEC File No. 000-26844).

10.38*
Amended and Restated Executive Change of Control Agreement dated December 24, 2008 between the Company and Scott C. Grout. Incorporated by reference from Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed on November 6, 2009 (SEC File No. 000-26844).

10.39*
Amended and Restated Executive Severance Agreement, dated December 24, 2008, between the Company and Scott Grout. Incorporated by reference from Exhibit 10.8 to the Company's Quarterly report on Form 10-Q for the quarterly period ended September 30, 2009, filed on November 6, 2009 (SEC File No. 000-26844).

10.40*
Integration Services Agreement, dated May 2, 2011, between the Company and Scott C. Grout. Incorporated by reference from Exhibit 10.6 to the Company's Current Report on Form 8-K filed on May 3, 2011 (SEC File No. 000-26844).

10.41*
Offer letter dated August 15, 2003 between the Company and Christian Lepiane. Incorporated by reference from Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 2, 2007 (SEC File No. 000-26844).

10.42*
Code Section 409A Amendment to Offer Letter, dated December 31, 2008, between the Company and Christian Lepiane. Incorporated by reference from Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed on November 6, 2009 (SEC File No. 000-26844).

10.43*
Amended and Restated Executive Change of Control Agreement dated December 31, 2008 between the Company and Christian Lepiane. Incorporated by reference from Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed on November 6, 2009 (SEC File No. 000-26844).

10.44*
Executive Change of Control Agreement dated December 30, 2008, between the Company and John T. Major. Incorporated by reference from Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 6, 2009 (SEC File No. 000-26844).

10.45*
Severance agreement, dated November 4, 2008, between the Company and John T. Major. Incorporated by reference from Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 6, 2009 (SEC File No. 000-26844).

10.46*
Executive Change of Control Agreement dated August 3, 2010, between the Company and Anthony Ambrose. Incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, filed on August 6, 2010 (SEC File No. 000-26844).

10.47*
Severance agreement, dated December 29, 2008, between the Company and Anthony Ambrose. Incorporated by reference from Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 6, 2009 (SEC File No. 000-26844).

10.48*
Transition Agreement, dated May 13, 2011, between the Company and Anthony Ambrose. Incorporated by reference from Exhibit 10.16 in the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed on August 5, 2011 (SEC File No. 000-26844).

10.49*
Employment Agreement, dated April 30, 2011, by and between the Company and Michel A. Dagenais. Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 3, 2011 (SEC File No. 000-26844).

10.50*
Executive Change of Control Agreement, dated May 2, 2011, between the Company and Michel A. Dagenais. Incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 3, 2011 (SEC File No. 000-26844).

10.51*
Executive Severance Agreement, dated May 2, 2011, between the Company and Michel A. Dagenais. Incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 3, 2011 (SEC File No. 000-26844).

10.52*
Amended and Restated Executive Change of Control Agreement, dated May 2, 2011, between the Company and Brian Bronson. Incorporated by reference from Exhibit 10.4 to the Company's Current Report on Form 8-K filed on May 3, 2011 (SEC File No. 000-26844).

10.53*
Amended and Restated Executive Severance Agreement, dated May 2, 2011, between the Company and Brian Bronson. Incorporated by reference from Exhibit 10.5 to the Company's Current Report on Form 8-K filed on May 3, 2011 (SEC File No. 000-26844).

10.54*
Summary of Compensatory Arrangements of Certain Officers. Incorporated by reference from Exhibit 10.1 in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed on May 6, 2011 (SEC File No. 000-26844).

10.55*
Summary of Compensatory Arrangements of Directors. Incorporated by reference from Exhibit 10.2 in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed on May 6, 2011 (SEC File No. 000-26844).

10.56*
Form of Indemnity Agreement for directors and officers of the Company. Incorporated by reference from Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 2, 2007.

10.57*
Form of Indemnification Agreement (for directors and the CEO/CFO). Incorporated by referenced from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 14, 2011 (SEC File No. 000-26844).

10.58*
Form of Indemnification Agreement (for certain executive officers). Incorporated by referenced from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 14, 2011 (SEC File No. 000-26844).

10.59
Dawson Creek II lease, dated March 21, 1997, incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, filed on August 13, 1997 (SEC File No. 000-26844).

10.60
Credit Line Agreement by and between the Company and UBS AG, dated December 12, 2008. Incorporated by reference from Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 6, 2009 (SEC File No. 000-26844).

10.61
Amended and Restated Loan and Security Agreement, dated November 1, 2011, between the Company and Silicon Valley Bank. Incorporated by referenced from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed on November 4, 2011 (SEC File No. 000-26844).

10.62
Amendment No. 1 to Amended and Restated Loan and Security Agreement and Consent, dated as of December 22, 2011, by and between the Company and Silicon Valley Bank. Incorporated by referenced from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 27, 2011 (SEC File No. 000-26844).

21.1**	List of Subsidiaries.

23.1**	Consent of KPMG LLP.

31.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS****	XBRL Instance Document

101.SCH****	XBRL Taxonomy Extension Schema

101.CAL****	XBRL Taxonomy Extension Calculation Linkbase

101.LAB****	XBRL Taxonomy Extension Label Linkbase

101.PRE****	XBRL Taxonomy Presentation Linkbase

101.DEF****	XBRL Taxonomy Definition Linkbase

*	This Exhibit constitutes a management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.
****
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.