Form 10-K/A
period 2011-12-31
RADISYS CORP
filed 2012-04-27
CIK 873044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
 Form 10-K/A
(Amendment No. 1)
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
Number of shares of common stock outstanding as of April 17, 2012: 28,052,786
DOCUMENTS INCORPORATED BY REFERENCE
None

RADISYS CORPORATION
FORM 10-K/A

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this "Amendment") amends Radisys Corporation's (the "Company") Annual Report on Form 10-K for the fiscal year ended December 31, 2011, originally filed with the Securities and Exchange Commission (the "SEC") on March 1, 2012 (the "Original Filing"). We are filing this Amendment to include the information required by Part III of Form 10-K which was not included in the Original Filing because we planned to include such information in a definitive Proxy Statement. However, we will not file a definitive Proxy Statement with the SEC within 120 days after the end of our fiscal year ended December 31, 2011. Accordingly, such information is included in our Form 10-K by this Amendment. In addition, the information about the date, time and location of our 2012 annual meeting of shareholders and the deadline for submitting shareholder proposals for inclusion in the Company's proxy statement for the 2012 annual meeting is provided in this Amendment, as required by Rule 14a-5(f) under the Securities Exchange Act of 1934. Item 9B of Part II has been amended to include this information. Additionally, current dated officer certifications under Section 302 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this Amendment, as required by the SEC rules. Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.
Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. In this Amendment, unless context otherwise requires, or as otherwise indicated, "we," "us," "our" and similar terms, as well as references to the "Company" and "Radisys" refer to Radisys Corporation and include all of our consolidated subsidiaries.

PART II

Item 9B.    Other Information

2012 Annual Meeting of Shareholders
Our 2012 annual meeting of shareholders will be held at our headquarters, located at 5435 NE Dawson Creek Drive, Hillsboro, Oregon 97124, on June 26, 2012 at 1:00 p.m., Pacific time.
We will consider shareholder proposals, other than proposals submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, for inclusion in the Company's proxy statement for the 2012 annual meeting of shareholders to have been submitted in a timely fashion if such proposals are received by us at our principal offices before the close of business on May 7, 2012. The deadline for proposals submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, remain unchanged.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Board of Directors

Our Board of Directors currently consists of ten members. The directors are elected at the annual meeting of shareholders to serve until the next annual meeting and until their successors are elected and qualified.

Set forth in the table below is the name, age and position with the Company of each of our directors. Additional information about each of the directors is provided below the table and in "Security Ownership of Certain Beneficial Owners and Management." There are no family relationships among our directors and executive officers.

Name	Age	Position
C. Scott Gibson	59	Chairman of the Board
Michel A. Dagenais	59	Director and Chief Executive Officer
Hubert de Pesquidoux	46	Director
Richard J. Faubert	64	Director
Scott C. Grout	49	Director
Dr. William W. Lattin	71	Director
Kevin C. Melia	64	Director
David Nierenberg	58	Director
M. Niel Ransom	62	Director
Lorene K. Steffes	66	Director

C. Scott Gibson has served as a Director since June 1993 and as Chairman of our Board of Directors since October 2002. From January 1983 through February 1992, Mr. Gibson co-founded and served as Chief Financial Officer and Senior VP of Operations, then Executive VP and Chief Operating Officer and finally President and Co-Chief Executive Officer of Sequent Computer Systems, Inc. (“Sequent”), a computer systems company. Before co-founding Sequent, Mr. Gibson served as General Manager, Memory Components Operation, at Intel Corporation. Since March 1992, Mr. Gibson has been a director to high technology companies as his full time occupation. Mr. Gibson serves on the boards of several other companies and non-profit organizations, including Triquint Semiconductor, Inc., Pixelworks, Inc., NW Natural, and the St. Johns Medical Center in Jackson, WY. During the past five years, Mr. Gibson was previously a director of Verigy, Pty. and Electroglas, Inc. Each of the boards of directors of the public companies for which Mr. Gibson serves as an audit committee member has determined that he is an "audit committee financial expert" as that term is defined by the rules and regulations of the SEC. Mr. Gibson holds a B.S.E.E. and a M.B.A. from the University of Illinois.

We believe that Mr. Gibson's qualifications to serve as a Director include his extensive experience in the semiconductor and computer systems industries, including co-founding and helping take public a highly successful computer systems company. In addition, his service on boards of other high technology companies, including as a member of audit and compensation committees, gives him financial expertise and understanding of compensation policies as well as extensive organizational leadership skills to assist the CEO with strategic planning.

Michel A. Dagenais has served as our Chief Executive Officer and a Director since July 2011. Mr. Dagenais was previously Continuous Computing Corporation's (“Continuous Computing”) President and Chief Executive Officer and joined Continuous Computing in this role in December 2006. From December 2003 to March 2006, he was President and Chief Executive Officer of Optical Solutions, a provider of fiber optic products to the telecommunications markets, and led the company through a period of unprecedented growth, culminating in the successful acquisition of Optical Solutions by Calix Networks. Mr. Dagenais has over 25 years of experience in the telecommunications industry, including prior executive and management positions at Convergent Networks, Lucent, and Nortel. Mr. Dagenais has a M.Eng. and a B.Eng. in electrical engineering from Carleton University in Ottawa, Canada.

We believe that Mr. Dagenais' qualifications to serve as a Director include his years of executive experience with companies in the telecommunications industry, including his positions as an executive with Optical Solutions, Lucent and Nortel, as well as the deep understanding of our people and our products that he has acquired as our Chief Executive Officer.  As the only management representative on our Board of Directors, Mr. Dagenais also provides leadership to the Board and its deliberations based on the insight gained from the management of the day-to-day business operation and strategic planning process.

Hubert de Pesquidoux was appointed to serve as a director by the Board on April 11, 2012, to hold the term ending at the upcoming meeting of shareholders. Mr. de Pesquidoux is the former Chief Financial Officer of Alcatel-Lucent and former President and Chief Executive Officer of the Enterprise Business Group of Alcatel-Lucent. In his nearly 20-year career at Alcatel-Lucent SA (and its predecessor, Alcatel), Mr. de Pesquidoux's executive positions included President and Chief Executive Officer of Alcatel North America; Chief Operating Officer of Alcatel USA; President and Chief Executive Officer of Alcatel Canada; Chief Financial Officer of Alcatel USA and Treasurer of Alcatel Alsthom. He joined Alcatel in 1991 after several years in the banking industry. Mr. de Pesquidoux also previously served as Chairman of the Board at Tekelec, and is a member of the Board and Chairman of the Audit Committee of Sequans Communications, a member of the Board and Chairman of the Audit Committee of Mavenir Systems, and a member of the Board of Albaix Energy. Mr. de Pesquidoux holds a master's degree in law and a master's degree in business from the Institute for Political Studies (Sciences Po) in Paris and a DESS in Finance from Paris Dauphine University.

We believe that Mr. de Pesquidoux' qualifications to serve as director include his over 20 years of experience of financial and operational management in the telecommunications industry in the U.S., Canada and Europe. This experience gives Mr. de Pesquidoux a deep understanding of the high technology industry both on the service provider side and the large to small enterprise side, including knowledge relating to sales and marketing, R&D, finance, IT and supply chain. As the founder and owner of a private consulting and advisory firm, Mr. de Pesquidoux brings to the board additional financial and technical expertise. His experience on boards of other companies within our industry, including his former Chairman position at Tekelec, further augment his range of knowledge and understanding of Corporate Governance providing experience on which he can draw while serving as a member of our Board. He also qualifies as an audit committee financial expert from his experience as a Chief Financial Officer of a large public company and his professional qualifications which give him enhanced expertise to assist the Board with its financial oversight function.

Scott C. Grout served as our President and Chief Executive Officer from October 2002 through July 2011. He has served as a Director since October 2002. From May 1998 to October 2002, Mr. Grout was President and Chief Executive Officer of Chorum Technologies, Inc., a privately held provider of fiber optic products based in Richardson, Texas. Prior to joining Chorum, Mr. Grout held various positions at Lucent Technologies, a telecommunications network vendor, including as the Vice President of the Optical Networking Group and a Director of the Access and Optical Networking Group, from June 1984 to May 1998. Mr. Grout received a B.S. in Engineering from the University of Wisconsin at Madison and a M.B.A. from the Sloan School of Management at the Massachusetts Institute of Technology.

We believe that Mr. Grout's qualifications to serve as a Director include his years of executive experience with high technology companies, including his positions as an executive with Chorum Technologies, Inc. and Lucent Technologies, as well as the deep understanding of our people and our products that he acquired as our Chief Executive Officer.

Richard J. Faubert has served as a Director since June 1993. From September 2003 to December 2010, Mr. Faubert served as President, Chief Executive Officer, and Director of Amberwave Systems, Inc., a semiconductor technology company in New Hampshire. From January to September 2003, Mr. Faubert served as Executive Vice President of Novellus Systems, Inc.'s Chemical Mechanical Planarization Business Unit, a company that designs, manufactures, markets and services chemical vapor deposition equipment, used in fabricating integrated circuits. From 1998 through 2002, Mr. Faubert was President, Chief Executive Officer and Director of SpeedFam-IPEC, Inc., a semiconductor capital equipment manufacturing company that was purchased in December 2002 by Novellus Systems Inc. From 1992 through 1998, Mr. Faubert was employed by Tektronix, Inc., a test, measurement and monitoring technology company, first as General Manager of its Instruments Business Unit and then as Vice President and General Manager of the Television and Communications Business Unit, Measurement Business Division. From 1986 through 1992, Mr. Faubert served as Vice President of Product Development of GenRad, Inc. Mr. Faubert serves on the Board of Electro Scientific Industries, Inc. in Portland, Oregon. Mr. Faubert holds a B.S.E.E. from Northeastern University.

We believe that Mr. Faubert's qualifications to serve as a Director include his 38 years of experience as a manager, executive and director of high technology companies, including his experience in leading complex technology enterprises and his experience as the Chief Executive Officer of a semiconductor company. This experience gives Mr. Faubert a deep understanding of best practices in managing complex, high technology businesses from customer requirements through R&D programs.

Dr. William W. Lattin has served as a Director since November 2002. In October 1999, Dr. Lattin retired from Synopsys, Inc., a supplier of electronic design automation software, where he had been an Executive Vice President since October 1994. Prior to joining Synopsys, Dr. Lattin served as President and Chief Executive Officer of Logic Modeling Corp. from 1986 through 1994. From 1975 to 1986, Dr. Lattin held various engineering and management positions with Intel Corporation. Dr. Lattin also serves on the Board of Directors of Easy Street Online Services, Inc. During the past five years, Dr. Lattin was previously a director of Merix Corporation, FEI Corp and Tripwire Inc. Dr. Lattin previously served on our Board of Directors from 1988 to 1999. Dr. Lattin holds a Ph.D. in electrical engineering from Arizona State University and a M.S.E.E. and a B.S.E.E. from the University of California-Berkeley.

We believe that Mr. Lattin's qualifications to serve as a Director include his experience of over 34 years as a manager, executive and director of global technology companies, including Intel and Synopsys. His direct experience with embedded systems design, manufacturing sales and marketing enhances the Board's ability to provide oversight and guidance to our senior executives. His previous experience on boards of other companies within our industry further augment his range of knowledge, providing experience on which he can draw while serving as a member of our Board.

Kevin C. Melia has served as a Director since July 2003. Mr. Melia is the non-executive Chairman of the Vette Corp., a private company in the thermal management business. Mr. Melia is a past Chairman of the Board of IONA Technologies PLC, a leading middleware software company. Prior to joining IONA Technologies, Inc., he was the Co-Founder and Chief Executive Officer of Manufacturers' Services Ltd. (“MSL”) from June 1994 to January 2003. MSL was a leading company in the electronics manufacturing services industry. Mr. Melia also served as Chairman of the Board of MSL from June 1994 to January 2003. Prior to establishing MSL, he held a number of senior executive positions over a five-year period at Sun Microsystems, initially as their Executive Vice President of Operations, then as President of Sun Microsystems Computer Company, a Sun Microsystems subsidiary, and finally as Chief Financial Officer of Sun Microsystems Corporation. Mr. Melia also held a number of senior executive positions in operations and finance over a sixteen-year career at Digital Equipment Corporation. Mr. Melia is a past member of the board of directors of Manugistics Group Inc., a supply chain software application company and is a past member of the board of directors of Eircom PLC, a leading telecom company in Ireland. He is also advisory director of Boulder Brook Partners LLC, a private investment company, a member of the advisory board of C&S Wholesale Grocers and a director of Merrion Capital, a private financial services firm. He is also a member of the board of directors of Greatbatch Company, DCC PLC, and Analogic Corporation and a past member of the board of directors of Horizon Technologies, a European systems integration and distribution company. Mr. Melia is a Chartered Accountant and holds a joint diploma in Management Accounting from the Accounting Institutes of the U.K. and Ireland.

We believe that Mr. Melia's qualifications to serve as a Director include his experience as a senior executive in the U.S. and Europe with a number of global technology companies including his co-founding and taking public of a leading company in the electronics manufacturing outsourcing sector in addition to his management and corporate governance expertise. In addition, Mr. Melia's experience with mergers and acquisitions and private equity gives him broad understanding of corporate investments and acquisitions. He also qualifies as an audit committee financial expert from his experience as a Chief Financial Officer of a large public company and his professional qualifications which give him enhanced expertise to assist the Board with its financial oversight function.

David Nierenberg has served as a Director since March 2011. Mr. Nierenberg is the Founder and President of Nierenberg Investment Management Company, Inc. in Camas, Washington, which manages The D3 Family Funds. Prior to founding Nierenberg Investment Management Company in 1996, Mr. Nierenberg was a General Partner at Trinity Ventures, a venture capital fund, where he invested in financial services, healthcare and turnarounds. Prior to 1985, he was a Partner with Bain & Company, a business and strategy consulting firm. Mr. Nierenberg is a member of the Yale University Development Board, Chairman of the Advisory Board of the Millstein Center for Corporate Governance and Performance at the Yale School of Management and a member of the Advisory Board of the Yale School of Management. He also serves on the Washington State Investment Board. He is Chairman of PSA Healthcare, a leading provider of pediatric home care services, and a member of the board of directors of Electro Scientific Industries, Inc., a designer and manufacturer of sophisticated production equipment used by microelectronics manufacturers, and Kuni Automotive Group, an auto dealership company. Mr. Nierenberg received his B.A. in History from Yale College and his J.D. from Yale Law School. He is a retired member of the Massachusetts bar.

We believe that Mr. Nierenberg's qualifications to serve as a Director include his significant expertise in strategic planning and corporate governance. He also brings broad-based business knowledge to the Board.

M. Niel Ransom has served as a Director since August 2010. Mr. Ransom is a principal of Ransomshire Associates, Inc., an advisory firm he founded in 2005. He also serves as a board member of DesignArt Networks, a provider for LTE, WiMAX or HSPA RAN equipment; Capella, a provider of wavelength selective switch modules; Cyan Optics, a provider of packet-optical transport platforms; Polatis, a provider of high performance optical switch solutions in optical communications; and MultiPhy, a provider of integrated circuits for high-speed optical communications. During the last five years, Mr. Ransom was previously a director of ECI Telecom, a provider of networking infrastructure equipment. Previously, as worldwide CTO of Alcatel and a member of its Executive Committee, he was responsible for research, corporate strategy, intellectual property and R&D investment. Prior to that, he directed Alcatel's access and metro optical business in North America. Earlier in his career, he directed the Advanced Technology Systems Center at BellSouth and various development and applied research organizations in voice and data switching at Bell Laboratories. He holds a Ph.D. in electrical engineering from the University of Notre Dame, BSEE and MSEE degrees from Old Dominion University, and an MBA from the University of Chicago.

We believe that Mr. Ransom brings to our Board significant international experience acquired during his service as worldwide CTO of Alcatel. Further, Mr. Ransom's experience at Alcatel enables him to offer valuable perspectives on Radisys' corporate planning and development. As a principal of a private advisory firm, Mr. Ransom brings to the Board significant senior leadership, operational and financial expertise. His board engagements in venture capital-based startups bring valuable insights in emerging technology trends.

Lorene K. Steffes has served as a Director since January 2005. Ms. Steffes is an independent business advisor with executive, business management and technical experience in telecommunications, information technology and high tech industries. From July 1999 to October 2003 she was an executive at IBM Corporation where she served as Vice President and General Manager, Global Electronics Industry. She was based in Tokyo for a time as IBM Vice President, Asia Pacific marketing and sales of solutions for the Telecommunications, Media & Entertainment and Energy & Utilities industries. Prior to her assignment in the Asia Pacific region, she was Vice President of software group services for IBM's middleware products. Ms. Steffes was appointed President and Chief Executive Officer of Transarc Corporation, Inc. in 1997. Prior to this appointment she worked for 15 years in the telecommunications industry at Ameritech, AT&T Bell Laboratories and AT&T Network Systems. Ms. Steffes is a director on the board of PNC Financial Services Corporation and PNC Bank, NA, a member of Women Corporate Directors (WCD) and the National Association of Corporate Directors (NACD). She was formerly a member of the Northern Illinois University College of Liberal Arts and Sciences advisory board and was formerly a trustee on the Carlow College Board in Pittsburgh. She holds a BS in Mathematics and MS in Computer Science from Northern Illinois University.

We believe that Ms. Steffes's qualifications to serve as a Director include her extensive technical knowledge and background, including telecommunications industry experience. Ms. Steffes's experience as a Chief Executive Officer of a high technology company and as a senior executive with a global technology company has given her an understanding of the financial, operational and other aspects of doing business globally. In addition, her service on boards of other companies gives her a deep understanding of the role of the Board of Directors in the Company's governance and operations, and broad experience in corporate strategy development.

Executive Officers

Set forth in the table below is the name, age and position with the Company of each of our executive officers:

Name	Age	Position
Michel A. Dagenais	59	Chief Executive Officer and Director
Brian Bronson	40	President and Chief Financial Officer
Amit Agarwal	44	Vice President & General Manager, Software and Solutions
Fred Barden	46	Vice President of Worldwide Sales
Keate Despain	43	Vice President and General Manager, CBU & ATCA
John T. Major	52	Vice President of Global Operations

See Michel A. Dagenais' biography above.

Brian Bronson joined us in 1999 and has been an officer since 2000. In July 2011, he was named our President and Chief Financial Officer. Prior to his being named as our Chief Financial Officer in November 2006, Mr. Bronson held the positions of our Vice President of Finance and Business Development and Treasurer and Chief Accounting Officer. Before joining Radisys, from 1995 to 1999, Mr. Bronson held a number of financial management roles at Tektronix, Inc. where he was responsible for investor relations, finance and accounting functions for both domestic and international operations. Prior to joining Tektronix, Inc., Mr. Bronson practiced as a Certified Public Accountant with the accounting firm Deloitte and Touche, LLP. Mr. Bronson holds a bachelors degree in Business Administration and Communications from Oregon State University.

Amit Agarwal joined us in July 2011 as Vice President and General Manager for our Software and Solutions business unit, which includes Trillium software and media server products and services to provide customer specific solutions using Radisys off the shelf hardware and software components. Mr. Agarwal was named an executive officer in 2012. Mr. Agarwal was previously Continuous Computing's Chief Operating Officer from January 2010 to July 2011 and Senior Vice President of Engineering from October 2006 to December 2009. Prior to joining Continuous Computing, Mr. Agarwal held various senior engineering management positions with Trillium and Intel Corporation. Mr. Agarwal holds a Masters degree in telecommunications systems from the Indian Institute of Technology (IIT), Kharagpur, India.

Fred Barden joined us in July 2011 as Vice President of Worldwide Sales and was named an executive officer in January 2012. Mr. Barden was previously Continuous Computing's Vice President of Worldwide Sales since 2010. Prior to Continuous Computing, Mr. Barden was Director of Sales, Americas at Kontron America from December 2004 to December 2009, and prior to that, he spent 15 years as a manufacturers' representative, specializing in sales of embedded products to the Silicon Valley market.  Mr. Barden has been instrumental in team building and development, and has applied his industry knowledge and his contacts to develop effective partner and channel strategies throughout his career.  Mr. Barden holds a BS degree in Industrial Engineering from Oregon State University and an MBA degree from Santa Clara University with a concentration in Marketing.

Keate Despain joined us in 2007. In May 2011, he was named Vice President & General Manager of our CBU and ATCA divisions. He was named an executive officer in January 2012. Before joining Radisys, Mr. Despain held various marketing leadership positions with Intel Corporation from 1994 to 2007 where he led various groups in the Embedded Microprocessor Group focusing on the communications segment, embedded software, channel management and product marketing. Mr. Despain holds an MBA degree from Arizona State University.

John T. Major joined us in 2008 as Vice President of Global Operations. From January 2008 until joining us, Mr. Major served as Vice President of Global Operations for Planar Systems, a company that provides display technologies and solutions for home, business, medical and industrial needs. Mr. Major also served as Vice President of Supply Chain and Manufacturing Operations for Tektronix, Inc. from October 2003 to January 2008, where he was responsible for worldwide operations, including the deployment of Lean Sigma. Prior to joining Tektronix, Inc., Mr. Major served as Vice President of Customer Support and Service for Xerox Office Printing Business from June 2000 to October 2003. Earlier in his career, Mr. Major served in a number of manufacturing leadership roles at Tektronix, Inc. and Digital Equipment Corporation. Mr. Major holds a Bachelor of Science degree in Mechanical Engineering and an Executive MBA from the University of Washington. On April 23, 2012, the Company and Mr. Major entered into a Transition Agreement pursuant to which Mr. Major's employment with the Company as Vice President of Global Operations will terminate as of June 30, 2012.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics applicable to each of our directors, officers, employees and agents, including our Chief Executive Officer, Chief Financial Officer, Controller or persons performing similar functions. Our Code of Ethics is available on our website at www.radisys.com under Investor Relations/Corporate Governance.

Director Nomination Process

The Nominating and Governance Committee has a policy with regard to consideration of director candidates recommended by shareholders. The Committee will consider nominees recommended by our shareholders holding no less than 10,000 shares of our common stock continuously for at least 12 months prior to the date of the submission of the recommendation. A shareholder that desires to recommend a candidate for election to our Board of Directors shall direct his or her recommendation in writing to Radisys Corporation, Attention: Corporate Secretary, 5435 NE Dawson Creek Drive, Hillsboro, Oregon 97124. The recommendation must include the candidate's name, home and business contact information, detailed biographical data and qualifications, information regarding any relationships between us and the candidate within the last three years and evidence of the recommending shareholder's ownership of our common stock. In addition, the recommendation shall also contain a statement from the recommending shareholder in support of the candidate, professional references, particularly within the context of the those relevant the membership on our Board of Directors, including issues of character, judgment, diversity, age, independence, expertise, corporate experience, length of service, other commitments and the like, personal references and a written indication by the candidate of his or her willingness to serve, if elected.

Audit Committee Matters

We maintain an Audit Committee consisting of C. Scott Gibson as Chairman, Hubert de Pesquidoux, William W. Lattin and Kevin C. Melia. All of the members of the Audit Committee are “independent directors” within the meaning of the Nasdaq listing standards and Rule 10A-3 of the Securities Exchange Act of 1934. In addition, our Board of Directors has determined that all four members of the Audit Committee, Hubert de Pesquidoux, C. Scott Gibson, William W. Lattin and Kevin C. Melia, qualify as “audit committee financial experts” as defined by the SEC in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act of 1933 and are independent within the meaning of Rule 10A-3 of the Securities Exchange Act of 1934 (the “Exchange Act”). C. Scott Gibson qualifies as an audit committee financial expert by virtue of his service on our audit committee since 1992, the audit committee of Pixelworks, Inc. since 2002, and past service on the audit committees of Inference Corp. and Integrated Measurement Systems. Additionally, Mr. Gibson received an M.B.A. in Finance from the University of Illinois in 1976 and served as CFO and Senior VP of Operations for Sequent Computer Systems from 1983 to 1984. Further, from 1985 to 1988, the CFO of Sequent Computer Systems reported to Mr. Gibson. Mr. Gibson has significant audit committee educational experience, including speaking at several KPMG audit committee forums. Mr. de Pesquidoux qualifies as an audit committee financial expert by virtue of his long service in a number of senior executive positions over 20 years at Alcatel-Lucent and its subsidiaries, including Chief Executive Officer, President and Chief Financial Officer. Mr. de Pesquidoux also serves on the audit committees of Sequans Communications S.A. and Mavenir Systems. Additionally, Mr. de Pesquidoux holds a master's degree in business law from Nancy Law University, is a graduate of the Institute for Political Studies (Sciences Po Paris) with a master's degree in Economics and Finance and holds a master's degree in International Finance from Paris Dauphine University. Mr. Melia qualifies as an audit committee financial expert by virtue of his long service in a number of senior executive positions over a five-year period at Sun Microsystems, including as its Chief Financial Officer, and over a sixteen-year period at Digital Equipment Corporation, as well as by virtue of his status as a Chartered Accountant with a joint diploma in Management Accounting from the Accounting Institutes of the U.K. and Ireland. Dr. Lattin qualifies as an audit committee financial expert by virtue of his years of experience as Chief Executive Officer of Logic Modeling Corp., during which time Dr. Lattin was responsible for supervising Logic Modeling Corp.'s chief financial officer. Our Audit Committee assists our Board of Directors in fulfilling its oversight responsibilities relating to corporate accounting, our reporting practices and the quality and integrity of our financial reports; oversight of audit and financial risk; compliance with law and the maintenance of our ethical standards; and the effectiveness of our internal controls. The full responsibilities of our Audit Committee are set forth in its charter, a copy of which can be found on our website at www.radisys.com under Investor Relations/Corporate Governance. Our Audit Committee met nine times in the last fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than 10% of our outstanding common stock to file with the SEC reports of changes in ownership of the common stock of the Company held by such persons. Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file under this regulation. To the Company's knowledge, based solely on a review of the copies of the reports received by the Company during and with respect to fiscal 2011 and on written representations of certain reporting persons, no director, executive officer or beneficial owner of more than 10% of the outstanding common stock of the Company failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

Certifications

Certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 were filed with the Original Filing.  Currently dated certifications pursuant to Section 302, as required by the SEC, are attached to this Amendment.

Item 11.    Executive Compensation

Executive Compensation Discussion and Analysis (CD&A)

Section I: Executive Summary

2011 was a transformative year for Radisys, with the acquisition and integration of Continuous Computing in July, a change in the Company's senior leadership, and a redefined business strategy that targets the Company to be the world's premier provider of embedded wireless infrastructure solutions. To support and better align executive compensation with the successful execution of our newly defined strategy, our compensation philosophy was revised to include tighter linkage between compensation and the achievement of the newly defined business goals. Beginning in 2012, our compensation programs will reflect this new philosophy.

The Radisys executive compensation philosophy and programs starting in 2012 include:

An executive's total compensation should increase or decrease based on Company and individual performance to reflect our pay for performance philosophy.

•
A stronger “risk/reward” philosophy was adopted which resulted in the 2012 variable cash compensation program now requiring a minimum level of corporate operating income performance to fund any payout. In addition, performance in respect of individual objectives will determine an executive officer's actual payout after plan is funded. There is now significant upside if funding and individual performance exceed goals. Payouts from the incentive plan will now be on an annual basis, rather than a semi-annual basis, to better align compensation with sustained performance against plan objectives.

•
As the result of introducing greater accountability for the achievement of financial goals into the variable cash compensation component, a stronger emphasis has been placed on ensuring base pay is aligned to the 50th percentile of market as determined by benchmarking.

•
Equity will continue to be a substantial component of an executive's total compensation given that it ties an executive's long-term interest to that of our shareholders. A combination of performance-based & time-based shares will continue to be used; however, to provide greater retentive value, the vesting period on time-based grants has been increased from three to four years.

•	Stock ownership guidelines were revised for Named Executive Officers (NEOs) from 1x base pay to 3x base pay for CEO, 2x base pay for President/CFO, and 1x base pay for all other NEOs.

Linking Pay for Performance:

During 2011, Radisys made progress towards the achievement of its strategic objectives that are intended to improve future revenue growth and profitability.

•	Radisys delivered revenue of $330.9 million, representing 16% year on year growth.

•	Next generation communications revenue of $167.1 million increased 42% when compared to 2010 and now represents more than half of total Company revenue.

•	Design wins finished strong in the 2nd half of the year at $195 million of projected revenue over the next five years.

•
Radisys acquired Continuous Computing and as a result is expected to achieve $13-15 million in integration synergies and has redefined the business strategy. The Company is receiving positive market support for the newly defined strategy.

•	Non-GAAP EPS of $0.55 grew 10% when compared to 2010. See "Non-GAAP Financial Information" for further information regarding the calculation of non-GAAP EPS.

As a result of the 2011 financial performance:

•
NEOs earned, on average, 66% of their target variable compensation in 2011 as a result of achieving non-GAAP operating income of 4.9% of revenue vs. the 100% target funding of 8% non-GAAP operating income as a percent of revenue. See “Non-GAAP Financial Information” for further information regarding the calculation of non-GAAP operating income.

•
The first tranche of performance-based shares granted in October, 2009 under the Radisys Corporation Long Term Incentive Plan (“LTIP”) did not vest in 2011. A minimum of $0.65 of non-GAAP EPS on a rolling four quarter basis is required for LTIP share vesting.

•
The stock price at year-end was $5.06 representing a decline of 43% when compared to the 2010 year-end stock price $8.90. This decline in stock price led to a decrease in all executive officers' total actual and potential compensation as demonstrated by Mr. Grout's decrease in total actual and potential compensation of $340,000 or 58% during this period. This is reflective of the alignment we seek to achieve between our executive officers' compensation and the interests of our shareholders.

The link between pay and performance is highlighted by the trends in the CEO's compensation below. The graph below demonstrates that our CEO's total actual and potential compensation (sum of annual base pay, bonuses earned, LTIP, actual equity granted and CCPU assumed shares, each as defined below) has aligned to stock price changes over the last three years. In addition, more than 50% of our CEO's compensation has been tied to Company and individual performance for the periods presented below.

“Annual Base”- means the annual base salary effective at year-end.

“Bonus Earned”- means the total short-term cash incentive awards earned during the calendar plan year. For Mr. Dagenais, only his bonus payment for performance during the 2nd half of 2011, after the Continuous Computing acquisition, is included. For Mr. Grout, both 1st & 2nd half bonus payments are included for 2011.

“Actual Equity” - means the value of equity awards outstanding at year-end. For RSUs, such value is the value of unvested RSUs outstanding at year-end. For stock options (vested and unvested), such value is the difference between an option's strike price and the stock price at year-end; if an option's strike price is below the year-end stock price, the value of the option is $0.

“CCPU Assumed Shares” - means those unvested shares issued by Continuous Computing which were converted and assumed by Radisys on the acquisition date.

“LTIP” - means our Long-Term Incentive Plan award which is designed to be paid when the indicated performance targets are hit within a three-year period. To date, no payouts from the LTIP have been made and therefore no actual compensation has been realized.

“Stock Price” - means the closing stock price on the last day of the calendar year.

For a comparison of Radisys stock performance to the NASDAQ Composite and other composites at the end of each calendar year, please refer to the table below.

Section II: Compensation Practices

Radisys' compensation practices reflect the Company's compensation philosophy and an alignment to a number of best practices, including:

•
The Compensation & Development Committee oversees all elements of compensation for the executive officers while directly retaining an independent compensation consultant that performs services solely in support of the Committee.

•
NEOs were expected to maintain an investment in our stock equal to a multiple of 1x annual base salary in 2011. Starting in 2012, ownership guidelines increased to CEO=3x, President/CFO=2x, and other NEOs=1x. We feel this increase in ownership will help to ensure an alignment with stockholder interests. All NEOs must be “net” buyers until stock ownership requirements are fulfilled within a 3-5 year grace period.

•	Executive officers' change of control agreements provide for a "double trigger" payout with stock acceleration provisions only included for the CEO and President.

•	Compensation plans are competitive with those of our peer companies. Plans are annually monitored, evaluated and compared against trends in executive compensation.

•	Equity-based incentive plans prohibit backdating and re-pricing of stock options.

•
Different metrics are used to measure performance over varying timeframes. For example, earnings per share is used over a 3 year timeframe as the metric for the LTIP while operating income is used on an annual basis for the short-term cash incentive plan.

•	Special perquisites, tax equalization or gross-up benefits, or benefits designed solely for executive officers are not provided.

•	The Compensation & Development Committee reviews annually all compensation plans to ensure incentives do not promote taking undue risk.
Additional best practices are being implemented in 2012 to further strengthen the pay for performance linkage, including:

•	A peer group for benchmarking total shareholder return will be put in place so that pay can be compared to a performance benchmark.

•
A dashboard, consisting of incentive compensation costs and financial performance metrics, has been created and will be reviewed each quarter by the Compensation and Development Committee. A claw-back provision for the incentive cash and equity plans will be implemented upon final adoption of SEC rules and additional guidance.

In addition, the most recent shareholder advisory vote on compensation of NEOs resulted in a 98% vote “For” the approval of the compensation of our NEOs. The shareholders voted to hold an advisory vote on the compensation of NEOs every year. We intend to hold such advisory vote on compensation each year. The Compensation and Development Committee was aware of and considered the results of the vote when designing the 2012 compensation programs, which are designed to reflect our pay for performance philosophy and further provide that an executive's total compensation should increase or decrease based on Company and individual performance.
The Compensation and Development Committee conducted an assessment of the Company's compensation policies and practices to identify any potential risk arising from such policies and practices that could be reasonably likely to have a material adverse effect on the company. All compensation policies and procedures, including variable cash compensation plans (Incentive Compensation Plan & Sales Commission plan), were included in the review. The review included an analysis of overall compensation costs (total costs, variable incentive costs vs. fixed compensation costs), compensation plan participation by employee group (sales vs. employees vs. senior leaders), metrics and performance goals. No potential risks that could be reasonably likely to have a material adverse effect were identified.

Section III: Elements of Executive Compensation
The following table outlines elements of direct compensation of our NEOs and how it aligns with the Company's philosophy and business objectives.

Compensation Element		What is Rewarded		How it Aligns with Strategic Objectives	Fixed or Variable / Performance Related
Base Salary	•	Skills and abilities critical to success of the business	•	Competitive base salaries enable the attraction and retention of talent	Fixed / Merit Increase are Performance Related
	•	Experience and performance against individual objectives	•	Merit-based salary increases reflect pay to performance philosophy
	•	Demonstrated success in meeting or exceeding key financial and other business objectives
Short-Term Incentive (Cash Incentive Plan)	•	Organization performance during the year against achievement of pre-defined profitability goals	•	Payout of awards depends on ability to fund and individual and organizational performance	Variable / Performance-Related
	•	Individual performance during the year measured against identified goals and objectives	•	Competitive, market-based variable incentive targets enables the attraction and retention of talent
Long-Term Incentives	Stock Options		•	Value depends on price of the stock; no value unless the stock price increases	Variable / Performance-Related
	•	Increase in stock price
	•	Retention	•	Four-year vesting supports retention
	Restricted Share Units ("RSUs")		•	Although RSUs always have value, the value increases or decreases as stock price increase or decreases	Variable / Performance-Related
	•	Increase in stock price
	•	Retention	•	Four year vesting supports retention
	LTIP Award		•	Payout is based on metrics important to our shareholders	Variable / Performance-Related
	•	Performance relative to pre-determined strategic financial goal (non-GAAP EPS for 2009 grant)	•	Three-year performance period supports retention

In addition to direct compensation, we provide executive officers with the following indirect compensation.
NEOs are provided the same benefit plans as those provided to other employees in the same country. Our U.S. based employee benefit programs include medical/dental/vision plans, Employee Stock Purchase Plan (“ESPP”), 401(k) plan, tuition reimbursement, life insurance, short-term disability and long-term disability.
Our NEOs, certain other senior employees and members of our Board of Directors are also eligible to participate in the Radisys Corporation Deferred Compensation Plan. For further description of our Deferred Compensation Plan, please refer to the narrative following the 2011 Nonqualified Deferred Compensation Table. The gains or losses of participants in the Deferred Compensation Plan based on their investment choices are not a factor in determining a participant's base salary, incentive cash incentive payments, equity awards or any other forms of reward or compensation.
We do not provide our executives with any special perquisites such as club memberships, pension plans, automobile allowances or dwellings for personal use. Relocation packages to newly hired executives and other newly hired employees are defined within our hiring policy and are based on standard market practices for executive-level relocation.
Our NEOs are parties to various severance arrangements, change of control agreements, or both, entered into pursuant to guidelines adopted by our Compensation and Development Committee. The Compensation and Development Committee believes that these agreements may be necessary or advisable to keep executive officers focused on the best interests of shareholders at times that may otherwise cause a lack of focus due to personal economic exposure and extreme turmoil for Radisys. Further, the Compensation and Development Committee believes that they are necessary or advisable for retentive purposes to provide a measure of support to our NEOs who may receive offers of employment from competitors that would provide severance or change of control benefits. Consistent with the practice of a substantial number of companies in our peer group, the change of control agreements provide for a "double trigger" payout only in the event there is a change in control and the executive officer is either terminated from his or her position (other than for cause, death or disability) or resigns for "good reason," which generally means that he or she is moved into a position that represents a substantial change in responsibilities or is required to relocate a substantial distance within a limited period of time after the transaction (i.e. these agreements do not become operative unless both events occur). See "Executive Compensation-Potential Post-Employment Payments" for a description of the severance and change of control agreements with our NEOs.
Section IV: 2011 Compensation Determinations
During 2011, base salary, cash incentive targets and total target cash compensation for our NEOs was adjusted during the annual merit process and as a result of significant role changes. In addition, executive officers received 66% of their variable target cash incentive target because of the alignment between cash incentive payouts and short-term financial goals. Significant changes in the Company's executive officers occurred in 2011, mainly following the acquisition of Continuous Computing, which has contributed to the $13-15 million in anticipated integration synergies. Please refer to the items below for a summary of the changes:

NEOs No Longer with Radisys:

•	Anthony Ambrose, Sr. Divisional Executive, employed through August 31, 2011.

•	Chris Lepiane, Vice President of World-Wide Sales, employed through December 31, 2011.

•	Scott Grout, Chief Executive Officer, employed as CEO through July 7, 2011 and as Advisor to the CEO through January 31, 2012.

NEO Role Changes:

•	Mike Dagenais, Chief Executive Officer, hired at the closing of the Continuous Computing acquisition, effective July 8, 2011.

•	Brian Bronson promoted from Chief Financial Officer (CFO) to President & CFO effective July 8, 2011.

•
John Major, Vice President of Global Operations, entered into a Transition Agreement on April 23, 2012 pursuant to which Mr. Major's employment with the Company will terminate as of June 30, 2012. See "Executive Compensation-Potential Post-Employment Payments" for a description of the material terms of the Transition Agreement.

Changes to Base Salary, Target Cash Incentive, Total Target Cash

Increases to total base salary, target cash incentive, and total target cash typically occur during the annual merit process which provides merit-based increases as determined appropriate using salary benchmarking data, annual performance reviews, and annual budgets. During 2011, further adjustments were made as the result of role changes during the year. For a summary of compensation market percentiles for each currently employed NEO at both the beginning and end of 2011, please refer to the table below.

*General Percentiles for 2011
Named Executive Officer	Date	Base Salary	Target Cash Incentive	Total Target Cash Comp.	Comments
Mike Dagenais (CEO, starting July 8, 2011)	July	10th - 15th	25th - 30th	30th	No increases were made to Mr. Dagenais' compensation during 2011. Note, effective January 1, 2012 an increase to Mr. Dagenais compensation occurred.
	December	10th - 15th	25th - 30th	30th
Scott Grout (CEO, through July 7, 2011)	January	50th -55th	35th - 40th	45th - 50th	An increase in Mr. Grout's variable target % occurred in April during the annual merit process to align his variable target amount to the 50th percentile market goal.
	December	50th -55th	40th - 45th	50th - 55th
Brian Bronson (Chief Financial Officer (CFO) through July 7, 2011; President and CFO starting July 8, 2011)	January	45th - 50th	70th - 75th	60th - 65th
As the result of a promotion to first COO then President, Mr. Bronson's base salary and incentive target increased during 2011. His total compensation continues to align above the 50th percentile due to his dual role as President and CFO. Effective January 1, 2012; however, a decrease to Mr. Bronson's variable target occurred to improve alignment of his total compensation to market goals.

	December	40th - 45th	80th	65th-70th
John Major (VP Global Operations)	January	50th	75th - 80th	75th - 80th
Mr. Major received a 2% increase to both his base salary and variable target % during the annual merit process in alignment with the average budget. His above market cash compensation is supported by his deep domain expertise which has led to the successful outsourcing of manufacturing.

	December	50th -55th	80th - 85th	80th - 85th
Anthony Ambrose, (Sr. Divisional Executive)	January	55th-60th	60th-65th	60th-65th	Mr. Ambrose received a 2% increase to his variable target % during the annual merit process
	August	55th-60th	60th-65th	60th-65th
Chris Lepiane (Vice President of World-Wide Sales)	January	35th-40th	50th-55th	55th-60th	Mr. Lepiane received a 3% increase to his base salary and 4.5% increase to his variable target, aligning him to the target market position of slightly above market on total cash.
	December	44th-50th	55th-60th	60th-65th
*Market percentiles are based on 2011 Radford salary survey data as further explained in Section VII “The Compensation Decision Making Process.”

Annual Merit Increases - Target total cash compensation for executive officers, which includes base pay and variable cash incentive targets, increased an average of 4.6%, or $124,489, on an annual basis during the merit process. The majority of the budget was applied to increasing variable cash incentive targets in order to align executive compensation with our compensation philosophy for both base pay and incentive target cash and to recognize Mr. Bronson for his additional responsibility managing the company's engineering operations and promotion to Chief Operating Officer. As a result of the promotion, Mr. Bronson received equity grants of 6,000 RSUs, 14,000 options and 45,000 LTIP shares.

Executive Officer Promotion and Appointments - During 2011, there were several changes to the senior leadership of the Company, which resulted in the following compensation changes:

•
Mike Dagenais was hired on July 8, 2011 as the Chief Executive Officer with starting cash compensation of $385,000 base pay and a $425,000 variable target pursuant to the Cash Incentive Plan. Equity awards were granted in the following amounts: 135,000 LTIP shares, 30,000 RSUs and 70,000 options. In addition, Mr. Dagenais' unvested Continuous Computing options were converted to Radisys shares upon the close of the acquisition, resulting in an additional 71,625 options. The combination of Mr. Dagenais' converted and newly granted shares provides for an approximate retentive value of 2.5 times base pay which is above our 2011 goal of 1x base pay.

•
Following the acquisition of Continuous Computing, Mr. Bronson was promoted to the role of President/CFO on July 8, 2011 and received a 7.7% base pay increase, aligning him to the 42nd percentile of market on base pay for the role of President and a new variable target of $300,000 pursuant to the Cash Incentive Plan, aligning him to the 80th percentile on variable target cash for the role of President. In connection with his promotion, Mr. Bronson received grants of 9,000 RSUs and 21,000 options. These grants have helped maintain an approximate retentive value of 1x his base pay.

Compensation Changes in Alignment of Revised Philosophy - After the Compensation and Development Committee's revisions of the compensation philosophy during the latter half of 2011, further changes were made to compensation.

•
Mr. Dagenais received an increase to both his base salary and variable target percent in recognition that his current total cash compensation was significantly below the 50th percentile for his role as CEO while his demonstrated performance supported total compensation closer to the 50th percentile. Both Radford and Mercer market data for the role of CEO was used to determine the appropriate market target, which was determined to be $500,000 base pay and a 100% of base salary variable target. Mr. Dagenais' base pay was increased to $445,000 and variable target to $445,000, aligning him between the 25th- 30th percentile of market for both base salary and variable target.

•	Mr. Bronson's variable target was reduced from $300,000 to $280,000 to align his variable target closer to the 50th percentile, per the revised compensation philosophy.

•	No other changes to executive officer's pay were made during the Compensation and Development Committee's review. The changes were effective January 1, 2012.

Short-Term Cash Incentive Plan

For 2011, the Cash Incentive Plan was funded at 64.5%. Funding of the Cash Incentive Plan at 100% is based on our strategic non-GAAP operating income target, which is a different target than the Company's annual operating plan. Specifically, the 2011 non-GAAP operating income under the annual operating plan was $17.9 million and actual performance was $15.9 million, or 88% of the annual operating plan, which was also short of our longer-term strategic target of $24 million. Because the longer-term strategic target was not achieved, plan funding was 64.5% of target for the year.

A total of $924,035 was paid to the NEOs via the Cash Incentive Plan during 2011. This amount was 100% funded by the actual 2011 non-GAAP operating income performance relative to target as mentioned above. There were slight adjustments made, relative to the aforementioned formula, to the named executive officers' first half incentive payouts. Mr. Bronson received an additional $10,000 in recognition of his work associated with the acquisition of Continuous Computing and Mr. Major received an additional $3,000 for the additional effort required to outsource manufacturing to our third party manufacturer. Minor adjustments to the NEO's second half incentive payouts included an additional $14,875 for Mr. Dagenais and $13,740 for Mr. Bronson in recognition of their efforts to integrate the company and Continuous Computing. The total of all payouts remained within the funded pool. For 2011, the actual cash incentive payouts for each executive officer were as follows:

	2011 Incentive Target at 100% Funding	Actual 2011 Payout	% Attainment
*Dagenais, Mike	$212,500	$153,000	72%
Scott Grout	$476,920	$295,690	62%
Brian Bronson	$266,365	$195,714	73%
Anthony Ambrose	$85,680	$54,835	64%
Christian Lepiane	$180,085	$111,653	62%
John Major	$177,650	$113,143	64%
*Mr. Dagenais received $60,000 in August from the 2011 Continuous Computing bonus payout. This payout was determined by the Board of Directors of Continuous Computing and therefore not included in the above.

Long-Term Equity Plans
Annual Equity Refresher - For 2011, annual refresher grants of time-based stock were limited to Mr. Major, as Mr. Dagenais received a grant in connection with the acquisition of Continuous Computing, Mr. Bronson received a grant in recognition of his promotion to the President / CFO position, and Mr. Ambrose was no longer employed by the Company at the time of the grants. The Compensation and Development Committee reviewed and approved the select refresher grants. Please refer to the 2011 Grants of Plan Based Awards table for actual share amounts.
Long Term Incentive Plan - On September 30, 2009, the Compensation and Development Committee made the first tranche of grants to participants under the LTIP, with a grant date of October 1, 2009. For this first tranche, the Compensation and Development Committee adopted a target performance goal of non-GAAP earnings per share of $0.75, with performance goal range from $0.65 to $0.85 in increments with payouts ranging from 75% to 125% of the target payout amounts. Non-GAAP earnings per share is measured as the cumulative sum over four consecutive quarters during the first performance period of October 1, 2009 to December 31, 2012. The Compensation and Development Committee reviews performance to goal at the end of each quarter, starting with the quarter that ended September 30, 2010. No payouts were made in 2011 under the LTIP.

Section V: Executive Compensation Philosophy
The Compensation and Development Committee has adopted a philosophy of executive compensation that is based on pay for performance and is competitive with other similar sized, technology companies. Our executive compensation programs are designed to address the following key objectives:

•
To attract and retain executives needed to achieve our business objectives. This objective is achieved through at least annual reviews of executive compensation and benefit programs to ensure market competitiveness.

•
To substantially link executive compensation with near-term performance on operating plans. This is achieved through cash incentive programs which are directly aligned to key operating goals and strategic objectives. For example, in 2012 minimum performance requirements have been put in place resulting in a steeper risk/reward curve and a zero payout if the minimum level of performance is not achieved.

•
To provide a reward for longer-term strategic progress and creation of shareholder value. This is achieved through the use of equity-based compensation programs, including the use of performance-based shares.

Section VI: Compensation Program Descriptions
Base Salary:

As part of the review process, the amount of any annual merit increase to an executive's base salary is determined based on a combination of a Board-approved compensation budget, the current position of the executive's pay against market data and the executive's experience, performance and results during the past year. An executive's base salary is increased if warranted based on the executive's experience, performance and business results, provided the resulting base salary remains within the targeted zone of the market data. By exception, our Compensation and Development Committee may determine that an individual executive's base salary should be above (or below) the targeted zone due to extenuating factors. In this case, the executive's compensation may be outside the targeted zone.

Short-Term Incentives:

Each executive officer is assigned a target amount for the Cash Incentive Plan, expressed as a dollar amount in 2011 and a percentage of base salary starting in 2012. The amounts or percentages are established and reviewed annually against Radford benchmark data for comparable positions and Mercer benchmark data, in addition to Radford, for the CEO position. Executive officer targets, in general, are aligned to the 50th percentile of market. Exceptions may exist based on the executive officer's job responsibilities or experience level.

Payout against targets, as described in Section IV: 2011 Compensation Determinations are mostly attributable to the attainment of a predetermined target level of non-GAAP operating income with modification of such occurring based on individual performance factors. See “Non-GAAP Financial Information” for further information regarding the calculation of non-GAAP operating income. Non-GAAP operating income targets and resulting funding levels are established and approved by the Compensation and Development Committee at the beginning of each year through our annual operating plan process. Actual non-GAAP operating income results measured against these targets determine the size of the available incentive pool. If we under-achieve or over-achieve our objectives for non-GAAP operating income, the incentive pool is adjusted down or up accordingly. In addition, higher or lower achievement of individual annual and strategic objectives impacts an executive officer's payout, but to a lesser extent. The Compensation and Development Committee reviews our Chief Executive Officer's assessment of executive performance and the proposed cash incentive amounts to be paid to each executive. The Compensation and Development Committee ultimately decides the amounts paid to each executive with such quantitative and qualitative modifications as the Compensation and Development Committee may make at its discretion.

The Compensation and Development Committee establishes the maximum payout which could be made on an annual basis at the beginning of the year. For example, the maximum payout which could have been made in 2011 was two times the targeted amount. Individual objectives for each executive officer are developed by the Chief Executive Officer in consultation with the affected executive and then reviewed by the Compensation and Development Committee.

Long-Term Incentives:

Long-term equity incentives in the form of stock options, restricted stock, and performance-based shares are awarded to executive officers because they are a highly effective way to align the interests of management and shareholders, and to motivate management to drive long-term shareholder value.

Radford benchmark data for comparable executive positions is used to establish total equity market values at the time of grant. Total annual grant values, including options, RSUs and performance-based shares are targeted to be between the 50th - 75th percentiles of market. Since performance-based shares are not granted on an annual basis, the total grant value may be allocated across multiple years (i.e. the performance period). The Black-Scholes methodology is used for valuing options and the grant date fair value is used for valuing both RSUs and performance-based shares. The targeted grant mix is 50% time-based, of which 70% are options and 30% are RSUs, and 50% performance-based shares.

Time-based equity incentives are granted under the Radisys Corporation 2007 Stock Plan (the "2007 Stock Plan") for annual refresh, promotion and retentive purposes. Refresher grants are typically made in the fall after shareholder approval of additional shares. Because inducement grants were made in 2011 in connection with the acquisition of Continuous Computing, refresher grants were only made to previous Radisys executive officers. In addition to reviewing benchmark data to determine time-based grants, the retentive value of past grants for each executive is reviewed to ensure that the value of unvested equity grants is in line with benchmarks and is of sufficient value to retain and provide strong performance incentive for the executive in future years. All equity grants to newly hired executives and refresher grants to existing executives are reviewed and approved by our Compensation and Development Committee, on the recommendation of the Chief Executive Officer, using the above mentioned factors of market data, the total retention value, and the executive's projected level of future contribution. Grants of equity awards are made at predetermined times and are not intentionally scheduled to coincide with the disclosure of favorable or unfavorable information. Each year we review whether refresher grants are necessary to continue to motivate management and employees while providing long-term incentives.

The Radisys Long-Term Incentive Plan provides performance-based RSUs, intended to create an incentive for exceptional financial performance. LTIP awards vest only upon achievement of certain financial or strategic metrics. Threshold targets have been established by our Compensation and Development Committee to ensure a minimum level of achievement for payout. LTIP targets are intended to be "stretch" goals above the targets in our operating plan and require superior corporate performance to be earned. With respect to the allocation of performance-based shares from the LTIP, the first tranche of grants was made by the Compensation and Development Committee in September 2009. No new tranches of grants were made in 2011.

The Board of Directors revised the officer ownership guidelines in January 2012. Executive officers are now expected to acquire and hold a minimum number of shares equal to a base pay multiple of their annual base salary (CEO=3x, President=2x, NEOs=1x).  The minimum amount is expected to be reached within three to five years from January 2012 or three to five years from joining us or being promoted to an executive role. Of our current executive officers, one has already reached this ownership goal.

Section VII: The Compensation Decision Making Process

Compensation and Development Committee

    Our Board of Directors has delegated responsibility to the Compensation and Development Committee for final approval of decisions related to base salary, cash incentive targets, equity grants and payments for executive incentive plans, as well as any executive employment offers, executive change of control agreements, severance agreements and other executive compensation programs. The Committee also guides executive development programs and succession planning in order to maintain and develop the Company's leadership team. The Committee maintains an annual calendar to guide the timing of its review, analysis, and decision making related to executive compensation, benefits, and development programs.
The Committee conducts a formal review of each executive's compensation on an annual basis as part of the Company-wide merit review process or more frequently if needed. The review consists of the Committee comparing the cash and equity components of each executive's pay to market data for similar positions; considering recommendations provided by the Chief Executive Officer, President and Chief Financial Officer and Human Resources staff; assessing individual performance; and aligning any pay changes with market and Company performance. The Committee reviews the mix of base salary, incentive cash compensation and equity compensation, but does not attempt to target a specific percentage allocation as each compensation element is compared to market survey data. The Committee believes that the amount of "at risk" compensation tied to meeting company objectives should increase as an executive's compensation and level of responsibility increases. "Tally sheets" are used to consider and evaluate the total potential compensation of executives from all sources upon various scenarios and any benefits associated with termination of employment. Based on this analysis, the Committee is able to make market based decisions that are aligned to the Company's financial and strategic direction.
The Committee and the Chairman of the Board assess the performance of our Chief Executive Officer annually. The Chief Executive Officer performance review process includes a Chief Executive Officer's self-appraisal, a formal Board of Directors evaluation process as well as a performance appraisal delivered by the Chairman of the Board of Directors.
Chief Executive Officer and Management

Under the supervision of the Compensation and Development Committee, our Chief Executive Officer, President and Chief Financial Officer and Human Resources staff have responsibility for the implementation of our executive compensation programs. The Committee reviews the recommendation from the Chief Executive Officer and makes all final compensation decisions. Our Chief Executive Officer is responsible for assessing the performance of each executive reporting to him.

Surveys and Benchmarking

The Radford executive survey is the primary data source for executive compensation market data. The market, for the purposes of executive compensation benchmarking, is defined as high-technology companies with average revenues of $200M to $499M. A list of the companies included in our Radford survey market cut is set forth in Exhibit 99.1.

Radford is a division of Aon Corporation that publishes an independent executive compensation survey and offers consulting services. We believe the Radford executive survey is a leading resource in the technology industry on competitive intelligence for technology executives in the U.S. and provides a reliable market benchmark for our executive positions. The Radford executive survey includes data from over 900 companies and more than 17,600 incumbents representing a wide range of technology sub-industries. The Committee did not use a formal peer group in determining executive compensation in 2011 because it was determined that a well-defined group of comparable publicly-traded companies in the United States operating in the same industry did not exist. For 2012, with a newly defined business strategy to be the world's premier provider of embedded wireless infrastructure solutions, the Committee will be re-looking at defining a peer group. The Committee still believes that the broad technology industry comparison provided by the Radford salary survey is appropriate for executive compensation benchmarking, while a peer list will provide a secondary source which will includes the pay for performance linkage.

To ensure accurate data collection based on actual job duties, our executive positions are individually benchmarked with the Radford survey data using a detailed review of the job responsibilities and scope for each executive role as defined by their job descriptions.

Compensation Consultant

The Committee has retained Mercer, a subsidiary of Marsh & McLennan Companies, Inc., to help supplement the current executive compensation benchmarking process and analysis. Every other year, Mercer provides salary benchmarking data on the top executive officer positions (CEO, CFO and President). The data is obtained using Mercer's proxy database and applying the same market criteria as used for Radford executive survey (high-tech companies with average revenues of $200 million to $499 million). This analysis was not provided for the 2011 merit process, however, it was completed for the 2012 CEO pay analysis. A list of the companies included in Mercer's salary benchmarking market cut is set forth in Exhibit 99.2.
Section VIII: Deductibility of Compensation
Section 162(m) of the Internal Revenue Code of 1986 (the “Code”) limits to $1,000,000 per person the amount that we may deduct for compensation paid to our Chief Executive Officer and four highest compensated officers who are named executive officers (other than the Chief Executive Officer) in any year. The levels of salary and annual cash incentive payments we generally pay to our executive officers do not exceed this limit. In addition, Section 162(m) specifically exempts certain performance-based compensation from the deduction limit. The stock options granted to executive officers under the 2007 Stock Plan are considered performance based for purposes of Section 162(m) and are therefore not subject to the $1,000,000 limitation. The intent of our Compensation and Development Committee is to design compensation that will be deductible without limitation where doing so will further the purposes of our executive compensation program. The Compensation and Development Committee will, however, take into consideration various other factors described in this CD&A, together with Section 162(m) considerations, in making executive compensation decisions and could, in certain circumstances, such as the initial tranche of awards under the LTIP described above, approve and authorize compensation that is not fully tax-deductible.
Section IX: Non-GAAP Financial Measures
To help evaluate the Company's performance for purposes of determining executive compensation, the Compensation and Development Committee considers non-GAAP operating income and non-GAAP earnings per share, which exclude certain expenses, gains and losses, such as the effects of (a) purchase accounting adjustments, (b) amortization of acquired intangible assets, (c) stock-based compensation expense recognized as a result of the Company's adoption of FAS 123R (now codified at FASB ASC Topic 718), (d) restructuring and acquisition-related charges, net (reversals), (e) gain on the liquidation of a foreign subsidiary, (f) tax contingency adjustments, and (g) income taxes effect of reconciling items. The Company believes that the use of non-GAAP financial measures provides useful information to investors to gain an overall understanding of its compensation policies. Specifically, the Company believes the non-GAAP results provide useful information to both management and investors by excluding certain expenses, gains and losses that the Company believes are not indicative of its core operating results. In addition, non-GAAP financial measures are used by management for budgeting and forecasting as well as subsequently measuring the Company's performance, and the Company believes that it is providing investors with financial measures that most closely align to its internal measurement processes. These non-GAAP measures are considered to be reflective of the Company's core operating results as they more closely reflect the essential revenue-generating activities of the Company and direct operating expenses (resulting in cash expenditures) needed to perform these revenue-generating activities. The Company also believes, based on feedback provided to the Company during its earnings calls' Q&A sessions and discussions with the investment community, that the non-GAAP financial measures it provides are necessary to allow the investment community to construct their valuation models to better align its results and projections with its competitors and market sector, as there is significant variability and unpredictability across companies with respect to certain expenses, gains and losses.
The non-GAAP financial information is presented using consistent methodology from quarter-to-quarter and year-to-year. These measures should be considered in addition to results prepared in accordance with GAAP. In addition, these non-GAAP financial measures are not based on any comprehensive set of accounting rules or principles. The Company believes that non-GAAP financial measures have limitations in that they do not reflect all of the amounts associated with the Company's results of operations as determined in accordance with GAAP and that these measures should only be used to evaluate the Company's results of operations in conjunction with the corresponding GAAP financial measures. A reconciliation of non-GAAP information to GAAP information is included in the table below. The non-GAAP financial measures disclosed by the Company should not be considered a substitute for or superior to financial measures calculated in accordance with GAAP, and reconciliations between GAAP and non-GAAP financial measures set forth below should be carefully evaluated. The non-GAAP financial measures used by the Company may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies.

	Year Ended
	2011	2010
INCOME FROM OPERATIONS:
GAAP income (loss) from operations	$(11,403)	$699
(a) Purchase accounting adjustments	2,210	—
(b) Amortization of acquired intangible assets	11,270	6,912
(c) Stock-based compensation	5,717	6,158
(d) Restructuring and acquisition-related charges, net	10,205	1,575
(e) Gain on the liquidation of a foreign subsidiary	(2,081)	—
Non-GAAP income from operations	$15,918	$15,344

NET INCOME
GAAP net loss	$(4,225)	$(369)
(a) Purchase accounting adjustments	2,210	—
(b) Amortization of acquired intangible assets	11,270	6,912
(c) Stock-based compensation	5,717	6,158
(d) Restructuring and acquisition-related charges, net	10,205	1,575
(e) Gain on the liquidation of a foreign subsidiary	(2,081)	—
(f) Non-recurring tax adjustments	(7,654)	(1,029)
(g) Income tax effect of reconciling items	(614)	(405)
Non-GAAP net income	$14,828	$12,842

GAAP weighted average diluted shares	25,413	24,144
Escrow shares	647	—
Dilutive equity awards included in Non-GAAP earnings per share	648	444
2013 convertible senior notes dilutive shares (I)	3,829	3,837
Non-GAAP weighted average diluted shares (I)	30,537	28,425
GAAP net loss per share (diluted)	$(0.17)	$(0.02)
Non-GAAP adjustments detailed above	0.72	0.52
Non-GAAP net income per share (diluted) (I)	$0.55	$0.50
(I)  For the years ended December 31, 2011 and 2010, the diluted earnings per share calculation excludes interest costs, net of tax benefit, totaling $1.9 million and $1.5 million related to dilutive equity shares underlying our 2013 convertible senior notes.
(a) Purchase accounting adjustments: Purchase accounting adjustments consistent of the impact to revenues and cost of sales associated with adjusting deferred revenue and inventories of acquired companies to fair value. For deferred revenue, as is the case with our existing business, at the time of acquisition, the acquired business recorded deferred revenue related to past transactions for which revenue would have been recognized by the acquired entity in future periods as revenue recognition criteria were satisfied. However, purchase accounting rules require us to write down a portion of this deferred revenue to its then current fair value, which is equivalent to the cost to complete the outstanding obligations required to earn the deferred revenue plus a reasonable margin. Consequently, in post-acquisition periods, we do not recognize the full amount of this deferred revenue. When measuring the performance of our business, however, we add back non-GAAP revenue associated with deferrals for which no future obligations existed as well as obligations we assumed to provide maintenance or support to customers of the acquired business that were excluded as a result of these purchase accounting adjustments. We believe that the non-GAAP revenue disclosures enhance investors' ability to conduct period-over-period analyses of our results that reflect the full impact of the acquired business's results together with the results from our pre-existing products and services.
In addition, the non-GAAP financial results exclude the impact to cost of sales from the markup of inventories required by GAAP as part of the fair value adjustments required under purchase accounting for business combinations. This results from marking the acquired company's inventory to fair value at the time of acquisition. This charge is not factored into management's evaluation of potential acquisitions or our performance after completion of acquisitions, because it is not related to our core operating performance, and the frequency and amount of this type of charge can vary significantly based on the size and timing of our acquisitions. Excluding this data provides investors with a basis to compare the company against the performance of other companies without this variability.
(b) Amortization of acquired intangible assets: Amortization of acquisition-related intangible assets primarily relate to core and existing technologies, patents, trade name and customer relationships that were acquired with the acquisition of Convedia, MCPD and Pactolus. The Company excludes the amortization of acquisition-related intangible assets because it does not reflect the Company's ongoing business and it does not have a direct correlation to the operation of the Company's business. In addition, in accordance with GAAP, the Company generally recognizes expenses for internally-developed intangible assets as they are incurred, notwithstanding the potential future benefit such assets may provide. Unlike internally-developed intangible assets, however, and also in accordance with GAAP, the Company generally capitalizes the cost of acquired intangible assets and recognizes that cost as an expense over the useful lives of the assets acquired. As a result of their GAAP treatment, there is an inherent lack of comparability between the financial performance of internally-developed intangible assets and acquired intangible assets. Accordingly, the Company believes it is useful to provide, as a supplement to its GAAP operating results, non-GAAP financial measures that exclude the amortization of acquired intangibles in order to enhance the period-over-period comparison of its operating results, as there is significant variability and unpredictability across companies with respect to this expense.
(c) Stock-based compensation: Stock-based compensation consists of expenses recorded under GAAP, in connection with stock awards such as stock options, restricted stock awards and restricted stock units granted under the Company's equity incentive plans and shares issued pursuant to the Company's employee stock purchase plan. The Company excludes stock-based compensation from non-GAAP financial measures because it is a non-cash measurement that does not reflect the Company's ongoing business and because the Company believes that investors want to understand the impact on the Company of the adoption of the applicable GAAP surrounding share based payments; the Company believes that the provision of non-GAAP information that excludes stock-based compensation improves the ability of investors to compare its period-over-period operating results, as there is significant variability and unpredictability across companies with respect to this expense.
(d) Restructuring and acquisition-related charges, net: Restructuring and acquisition-related charges, net: Restructuring primarily relates to activities engaged in by the Company's management to simplify and focus its infrastructure. Restructuring and other charges are excluded from non-GAAP financial measures because they are not considered core operating activities. Although the Company has engaged in various restructuring activities over the past several years, each has been a discrete event based on a unique set of business objectives. The Company does not engage in restructuring activities in the ordinary course of business. As such, the Company believes it is appropriate to exclude restructuring charges from its non-GAAP financial measures because it enhances the ability of investors to compare the Company's period-over-period operating results.
In addition to restructuring activities, we exclude certain other acquisition-related items including the following, when applicable: (i) integration related charges; and (ii) acquisition-related charges. Acquisitions result in non-recurring operating expenses, which would not otherwise have been incurred by us in the normal course of our business operations. Integration charges include, among other things, expenses associated with operational consolidation, training, rebranding and consulting. Acquisition-related charges include transaction fees and legal and professional service expenses incurred in connection with our acquisitions. We believe that providing non-GAAP information for acquisition-related expense items in addition to the corresponding GAAP information allows the users of our financial statements to better review and understand the historic and current results of our continuing operations, and also facilitates comparisons to less acquisitive peer companies.
(e) Gain on the liquidation of a foreign subsidiary: During the third quarter of 2011, as part of an update of our tax planning strategy, we completed the liquidation of Radisys Technology Ireland Limited (“RTIL”). As a result of this liquidation we recorded a gain to reflect the realization of accumulated foreign currency translation adjustments related to RTIL. This gain represents the net unrealized foreign currency translation gains accumulated from changes in exchange rates and the related effects from the translation of assets and liabilities of RTIL. The liquidation of foreign subsidiaries occurs on an infrequent basis and management does not view the impact of this non-cash charge as indicative of the ongoing performance of the Company. As such, the Company believes it is appropriate to exclude this gain from its non-GAAP financial measures because it enhances the ability of investors to compare the Company's period-over-period operating results.
(f) Non-recurring tax adjustments: During the third quarter of 2011, the Company recorded an income tax benefit of $7.6 million related to the partial reversal of the valuation allowance recorded on our deferred tax assets. The reversal is the direct result of the addition of deferred tax liabilities associated with the acquisition of Continuous Computing during the third quarter of 2011. During the third quarter of 2010 the Company reversed approximately $1.4 million of income tax liabilities that were previously accrued for uncertain tax positions. In addition, during the third quarter of 2010 the Company accrued an additional $400K of income tax contingencies related to an uncertain tax position. The Company believes it is appropriate to exclude these non-recurring tax adjustments from its non-GAAP financial measures because it enhances the ability of investors to compare the Company's period-over-period operating results and each adjustment had a non-cash benefit during the respective periods.
(g) Income taxes: Income tax provision/ (benefit) associated with non-GAAP adjustments, which is calculated as the net effect of all non-GAAP financial statement adjustments on the Company's overall income tax provision/ (benefit).

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning compensation paid or accrued for services to us in all capacities for the last fiscal year for:

•	the individuals who served as our Chief Executive Officer and Chief Financial Officer during fiscal year 2011; and

•
our most highly compensated executive officers other than the Chief Executive Officer and Chief Financial Officer whose total compensation exceeded $100,000 and who were serving as executive officers at the end of fiscal year 2011; and

•	Up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year.

The above individuals are referred to herein as the “named executive officers.”

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1) (2) ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation Earnings (3) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (4) ($)	All Other Compensation (5) ($)	Total ($)
Michel A. Dagenais (6)	2011	340,552	—	1,101,188	331,114	213,000	—	2,925	1,988,779
CEO
Scott Grout	2011	476,736	—	—	—	295,690	—	8,430	780,856
Former President & CEO	2010	478,570	205,352	223,425	298,757	262,551	—	8,430	1,477,085
	2009	478,570	—	987,735	547,430	375,917	—	8,610	2,398,262
Brian Bronson	2011	331,580	—	420,540	168,941	195,714	—	8,405	1,125,180
President & CFO	2010	298,735	99,245	144,184	192,798	133,461	—	8,413	876,836
	2009	294,162	—	460,125	276,637	193,660	—	8,610	1,233,194
Anthony Ambrose (7)	2011	176,327	—	—	—	54,835	—	204,052	435,214
Vice President & General Manager, CNBU	2010	266,019	35,250	104,265	139,420	91,660	—	8,255	644,869
	2009	266,019	—	306,750	214,297	153,258	—	8,591	948,915
Christian Lepiane (8)	2011	266,797	—	—	—	111,653	—	8,272	386,722
VP Worldwide Sales	2010	260,558	18,800	104,265	139,420	101,637	—	8,246	632,926
	2009	256,615	—	306,750	194,815	172,291	—	8,582	939,053
John T. Major	2011	264,100	—	45,900	61,112	113,143	—	8,274	492,529
VP Global Operations	2010	261,000	75,200	104,265	139,420	105,350	—	8,250	693,485
	2009	261,000	—	306,750	—	134,392	—	8,418	710,560

(1)
The amounts included in the Stock Awards and Option Awards columns include the aggregate grant date fair value of stock and option awards granted in the fiscal year computed in accordance with FASB ASC Topic 718. We continue to use the Black-Scholes model to measure the grant date fair value of stock options and the amounts above do not include any forfeiture reserve. For a discussion of the valuation assumptions used to value the options, see Note 17 to our Consolidated Financial Statements included in our annual report on Form 10‑K for the fiscal year ended December 31, 2011. We compute the grant date fair value of restricted stock as the closing price of our shares as quoted on the Nasdaq Global Select Market (“Nasdaq”) on the date of grant or the first date of the underlying service period, whichever occurs first.

(2)	A portion of the amounts included in the Stock Awards column for 2011 are performance awards under the LTIP valued at the probable outcome of the performance conditions as of the grant date. The table below details the maximum potential value of the awards in 2011.

Name	Value of grant at maximum payout
Michel A. Dagenais	$1,415,813
Brian Bronson	$488,250

(3)    The amounts in this column represent payments made under our Cash Incentive Plan.

(4)
The Summary Compensation Table only requires disclosure of above-market or preferential returns on nonqualified deferred compensation. The 2011 Nonqualified Deferred Compensation Table below discloses all earnings under our Non-Qualified Deferred Compensation Plan during 2011. Participants in our Non-Qualified Deferred Compensation Plan make voluntary contributions to their accounts and in some cases we make matching contributions to the extent that a participant loses the Company match in our 401(k) plan due to the effect of participation in the Non-Qualified Deferred Compensation Plan. Participants elect to benchmark earnings on their accounts to the performance of third-party investment funds available to them under the Non-Qualified Deferred Compensation Plan. Participants select from among the funds available to them. Earnings are calculated and applied to participant accounts daily and may be positive or negative, based on individual fund performance. Although the funds offered to participants under our Non-Qualified Deferred Compensation Plan differ from those under our 401(k) plan, the number of funds and investment objectives of each fund are similar to those under the 401(k) plan. In accordance with SEC rules and publicly available interpretations of these rules by the SEC Staff, earnings on deferred compensation invested in third-party investment vehicles, such as mutual funds, need not be reported as compensation on the Summary Compensation Table.

(5)	The table below details the amounts included in the All Other Compensation column for 2011:

	401(k) Contributions	Term Life Insurance Payments	Payments under Transition Agreement	Payments under Severance Agreement
Michel A. Dagenais	$2,475	$450	—	—
Scott C. Grout	$7,350	$1,080	—	—
Brian Bronson	$7,350	$1,055	—	—
Anthony Ambrose	$7,350	$602	$57,120	$138,980
Christian Lepiane	$7,350	$922	—	—
John Major	$7,350	$924	—	—

(6)	Mr. Dagenais became our Chief Executive Officer on July 8, 2011.

(7)	Mr. Ambrose's employment ceased on August 31, 2011.

(8)	Mr. Lepiane's employment ceased on December 31, 2011.

2011 GRANTS OF PLAN BASED AWARDS

				Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date (1)	Approval Date	Plan (3)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)(2)
Michel A. Dagenais	7/8/2011	5/2/2011	INDU				—	70,000	—	8.39	331,114
	7/8/2011	5/2/2011	INDU				—	30,000	—	N/A	251,700
	7/8/2011	7/5/2011	LTIP				101,250	135,000	168,750	N/A	849,488
	Cash Incentive Plan (4)		CIP	N/A	425,000	850,000
Scott Grout	Cash Incentive Plan (4)		CIP	N/A	476,920	953,840
Brian Bronson	4/1/2011	2/22/2011	2007				—	14,000	—	8.68	69,607
	4/1/2011	2/22/2011	2007				—	6,000	—	N/A	52,080
	4/1/2011	2/22/2011	LTIP				33,750	45,000	56,250	N/A	292,950
	7/8/2011	5/2/2011	2007				—	21,000	—	8.39	99,334
	7/8/2011	5/2/2011	2007				—	9,000	—	N/A	75,510
	Cash Incentive Plan (4)		CIP	N/A	215,460	430,920
Anthony Ambrose	Cash Incentive Plan (4)		CIP	N/A	85,680	171,360
Christian Lepiane	Cash Incentive Plan (4)		CIP	N/A	180,085	360,170
John Major	10/1/2011	9/12/2011	2007				—	17,500	—	6.12	61,112
	10/1/2011	9/12/2011	2007				—	7,500	—	N/A	45,900
	Cash Incentive Plan (4)		CIP	N/A	177,650	355,300

(1)	Grant Date applies only to grants of equity awards.

(2)
A portion of the amounts included in the Stock Awards column for 2011 are performance awards under the LTIP valued at the probable outcome of the performance conditions as of the grant date. The table below details the maximum potential value of the awards in 2011.

Name	Value of grant at maximum payout
Michel A. Dagenais	$1,415,813
Brian Bronson	$488,250

(3)	The plans in this column represent:

•	“2007” is the 2007 Stock Plan

•	“INDU” is the Radisys Corporation Inducement Stock Plan for CCPU Employees

•	“LTIP” is the Long-Term Incentive Plan

•	“CIP” is the Cash Incentive Plan

(4)
Represents the possible payout range during the 2011 fiscal year for the Cash Incentive Plan. Minimum levels of non-GAAP operating income and achievement of individual annual and strategic objectives must be met before there is any payout into the pool under the plan, which means that the minimum payout of any named executive officer's individual cash incentive payment cannot be determined.

Narrative Description of Additional Material Factors -- Summary Compensation Table & 2011 Grants of Plan-Based Awards Table

Equity Incentive Plans: Stock options and restricted stock unit awards made to Mr. Bronson and Mr. Major are made under the 2007 Stock Plan. Stock options and restricted stock unit awards made to Mr. Dagenais were made under the RadiSys Corporation Inducement Stock Plan for CCPU Employees. Performance share awards were made under the LTIP. Grants of stock options become exercisable for one-third of the total option shares on the first anniversary of the date of grant and become exercisable in monthly increments equal to 1/36th of the total option shares, cumulatively, each month thereafter, becoming fully exercisable on the 3rd anniversary of the date of grant. The term of each option grant is seven years. Grants of restricted stock unit awards become vested for one-third of the award shares on each anniversary of the date of grant. No consideration is payable by the named executive for grants of restricted stock units. The vesting of the performance share awards will be determined upon us reaching a target performance goal of non-GAAP earnings per shares of $0.75. It is measured as the cumulative sum over four consecutive quarters during the first performance period of October 1, 2009 to December 31, 2012 with the first goal achievement date of September 30, 2010 and subsequent goal achievement dates for each calendar quarter thereafter. The performance goals for non-GAAP earnings per share range from $0.65 to $0.85 in increments with payouts ranging from 75% to 125% of the target payout amounts.

The grant dates for equity awards during 2011 were established by our Compensation and Development Committee during meetings prior to each grant date.

Non-Equity Incentive Plans: We maintain the Cash Incentive Plan in which executive officers are eligible for potential incentive payments dependent upon the level of achievement of non-GAAP operating income and other stated corporate goals and department/individual performance goals.

The actual incentive payouts for 2011 were calculated and paid semi-annually. For 2012, cash incentive awards will be paid on a annual basis. Cash incentive awards earned between January 1 and December 31 will be paid out in early February.

    For a more complete description of the salary, equity incentive plans and non-equity incentive plans for each named executive officer, see "Compensation Discussion and Analysis."

2011 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards(1)					Stock Awards(1)
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($/share)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Exercisable	Unexercisable
Michel A. Dagenais	—	70,000	—	8.39	7/8/2018	—	—	101,250	512,325
	480 (2)	30,441 (2)	—	0.77	4/22/2020	30,000	151,800	—	—
	224 (3)	11,419 (3)	—	0.38	12/10/2019	—	—	—	—
	282 (4)	8,970 (4)	—	0.38	4/24/2019	—	—	—	—
	206 (5)	6,036 (5)	—	0.38	3/12/2019	—	—	—	—
Scott Grout	18,957	33,543	—	9.93	11/10/2017	15,000	75,900	—	—
	132,694	7,806	—	7.82	2/9/2016	—	—	—	—
	100,000	—	—	9.44	3/17/2015	—	—	—	—
	138,000	—	—	13.56	6/5/2014	—	—	—	—
	52,000	—	—	20.75	5/2/2013	—	—	—	—
	50,000	—	—	14.23	5/2/2012	—	—	—	—
	50,000	—	—	15.13	2/9/2012	—	—	—	—
Brian Bronson	—	21,000	—	8.39	7/8/2018	—	—	90,000	455,400
	—	14,000	—	8.68	4/1/2018	9,680	48,981	—	—
	12,234	21,646	—	9.93	11/10/2017	6,000	30,360	—	—
	67,055	3,945	—	7.82	2/9/2016	9,000	45,540	—	—
	47,000	—	—	9.44	3/17/2015	—	—	—	—
	28,400	—	—	13.56	6/5/2014	—	—	—	—
	36,000	—	—	18.34	11/6/2013	—	—	—	—
	16,400	—	—	20.75	5/2/2013	—	—	—	—
	13,333	—	—	14.23	5/2/2012	—	—	—	—
Anthony Ambrose	—	—	—	—	—	—	—	—	—
Christian Lepiane (6)	8,847	15,653	—	9.93	11/10/2017	—	—	—	—
	47,222	2,778	—	7.82	2/9/2016	—	—	—	—
	33,000	—	—	9.44	3/17/2009	—	—	—	—
	21,300	—	—	13.56	6/5/2014	—	—	—	—
	25,300	—	—	20.75	5/2/2013	—	—	—	—
	43,200	—	—	14.23	5/2/2012	—	—	—	—
John Major	—	17,500	—	6.12	10/1/2018	—	—	37,500	189,750
	8,847	15,653	—	9.93	11/10/2017	7,500	37,950	—	—
	45,000	—	—	6.26	11/17/2015	7,000	35,420	—	—

(1)
Unless otherwise noted, grants of option awards become exercisable for one-third of the total option shares on the first anniversary of the date of grant and become exercisable in monthly increments equal to 1/36th of the total option shares, each month thereafter, becoming fully exercisable on the 3rd anniversary of the date of grant. Grants of restricted stock unit awards become vested for one-third of the award shares on each anniversary of the date of grant. The vesting of the grants of equity incentive plan awards will be determined upon us reaching a specified performance goal of non-GAAP operating income. It is measured as the cumulative sum over four consecutive quarters during the first performance period of October 1, 2009 to September 30, 2012 with a first goal achievement date of September 30, 2010 and subsequent goal achievement dates for each calendar quarter thereafter. The performance goals for non-GAAP earnings per share range from $0.65 to $0.85 in increments with payouts ranging from 75% to 125% of the target payout amounts.

(2)
Grants of option awards become exercisable under the original CCPU stock option grant agreement. 1/48th of shares vest monthly over 4 years from 4/22/2010. 103 exercisable shares and 19,903 unexercisable shares are subject to contingencies as provided in Section 6.11 of the Agreement and Plan of Merger, dated May 2, 2011, by and among the Company, Continuous Computing, Shareholder Representative Services, LLC and Radisys Holdings, Inc. (the “Merger Agreement”).

(3)
Grants of option awards become exercisable under the original CCPU stock option grant agreement. 1/48th of shares vest monthly over 4 years from 12/10/2009. 42 exercisable shares and 7,052 unexercisable shares are subject to contingencies as provided in Section 6.11 of the Merger Agreement.

(4)
Grants of option awards become exercisable under the original CCPU stock option grant agreement. 1/48th of shares vest monthly over 4 years from 3/12/2009. 53 exercisable shares and 5,539 unexercisable shares are subject to contingencies as provided in Section 6.11 of the Merger Agreement.

(5)
Grants of option awards become exercisable under the original CCPU stock option grant agreement. 25 percent of shares vest on 1-year anniversary of 12/16/2008 and 1/36th of the remaining shares vest monthly over 3 years. 39 exercisable shares and 4,723 unexercisable shares are subject to contingencies as provided in Section 6.11 of the Merger Agreement.

(6)	Mr. Lepiane's employment with the company terminated on December 31, 2011. Any vested, yet unexercised stock options were canceled on March 31, 2012.

2011 OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Michel A. Dagenais	5,953	22,742	—	—
Scott Grout	—	—	16,148	111,850
Brian Bronson	—	—	10,015	67,476
Anthony Ambrose	—	—	2,652	22,533
Christian A. Lepiane	—	—	7,133	47,909
John T. Major	—	—	3,500	18,445

2011 NONQUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in Last Fiscal Year ($) (1)	Registrant Contributions in Last Fiscal Year ($) (2)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
Michel A. Dagenais	—	—	—	—	—
Scott Grout	—	—	6,653	—	307,338
Brian Bronson	—	—	—	—	—
Anthony Ambrose	66,575	—	1,196	—	115,962
Christian A. Lepiane	56,560	—	(16,326)	—	495,550
John T. Major	—	—	—	—	—

(1)	The amounts reported in this column are included in the Salary and Non-Equity Incentive Plan Compensation columns in the Summary Compensation Table above.

(2)	The amounts reported in this column are included in the All Other Compensation column in the Summary Compensation Table above.

Narrative Disclosure Describing Material Factors - 2011 Nonqualified Deferred Compensation Table

Executives and other select employees can participate in a deferred compensation program. Executive contributions to this program may be made from salary, sales commission payments and/or cash incentive awards.  A maximum of 75% of salary and 75% of sales commission payments and/or cash incentive awards may be deferred. Base salary, cash incentive awards and commission elections apply to compensation earned during the plan year. Employee contributions are credited to the account balance on the date they would otherwise have been paid to the participant.  We only make Company contributions to the Non-Qualified Deferred Compensation Plan in situations where such contributions are needed to restore any match lost in the 401(k) plan due to the effect of participation in the Non-Qualified Deferred Compensation Plan.  Any such matching contributions are credited as soon as practicable following the end of the plan year.

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

Aggregate Distributions are any distributions made to a participant during the last fiscal year. Distributions are paid in the form elected by the participant in the Participation Agreement entered into prior to the beginning of each plan year.   The participant may elect to receive payment during employment or upon separation from service. Available forms of payment made during employment are lump sum or annual installments over a maximum of five years. Available forms of payment made following a separation from service are lump sum or annual installments over a maximum of 15 years.

Potential Post-Employment Payments

Our Compensation and Development Committee has adopted guidelines on severance and change of control agreements to help ensure that written severance or change of control agreements are offered to our executive officers only if special business needs indicate that such agreements are necessary or advisable.

As part of our merger and acquisition of Continuous Computing, on May 2, 2011 we entered into a Change of Control Agreement with our Chief Executive Officer, Michel A. Dagenais. Mr. Dagenais' Change of Control Agreement provides that if we terminate his employment with us (other than for cause, death or disability) or if he terminates his employment with us for good reason within 12 months following a change of control or within three months preceding a change of control, Mr. Dagenais is entitled to receive severance pay in a cash amount equal to 24 months of Mr. Dagenais' annual base pay at the highest annual rate in effect at any time within the 12-month period preceding the date of termination. Upon such termination, and in addition to severance pay, Mr. Dagenais is also entitled to receive (i) up to twelve months of continued coverage pursuant to COBRA under the Company's group health plan, (ii) partial cash-based incentive compensation plan payout, if any, and (iii) up to $25,000 for the costs and expenses of any executive outplacement firm. Upon such termination, all stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other similar awards granted to Mr. Dagenais shall be immediately exercisable in full in accordance with the applicable provisions of the relevant award agreement and the applicable plan; and any risk of forfeiture included in any restricted stock or other similar award shall immediately lapse. Stock options (other than those considered Incentive Stock Options) and stock appreciation rights shall also be amended to permit Mr. Dagenais to exercise such stock options and stock appreciation rights for a period of time equal to the earlier of (i) the period of 180 days after the date of Mr. Dagenais' termination; or (ii) the date that each stock option and stock appreciation right would otherwise expire by its original terms had Mr. Dagenais' employment not been terminated. Had the Change of Control Agreement been in effect and a triggering event occurred on December 31, 2011, such that Mr. Dagenais would become entitled to benefits under his Change of Control Agreement, Mr. Dagenais would have been entitled to receive the payments described below.

As part of our merger and acquisition of Continuous Computing Corporation, on May 2, 2011, we entered into a Severance Agreement with Michel A. Dagenais. Mr. Dagenais' Severance Agreement provides that if we terminate his employment with us (other than for cause, death or disability) or if he terminates his employment with us for good reason and contingent on Mr. Dagenais signing a release agreement, Mr. Dagenais is entitled to receive severance pay in a lump sum cash amount equal to 24 months of Mr. Dagenais' annual base pay at the rate in effect immediately before the date of termination. Upon such termination, and in addition to severance pay, Mr. Dagenais is also entitled to receive (i) up to twelve months of continued coverage pursuant to COBRA under the Company's group health plan, (ii) stock-based incentive compensation plan payout under our LTIP pursuant to the terms of and within the periods specified in the LTIP, (iii) partial cash-based incentive compensation plan payout, if any, and (iv) up to $25,000 for the costs and expenses of any executive outplacement firm. Had Mr. Dagenais' employment been terminated by us without cause, and if he had signed a release agreement, on December 31, 2011, Mr. Dagenais would have become entitled to receive the benefits described below.

Michel A. Dagenais	Termination Following a Change of Control	Termination Under Employment/Severance Agreement
Severance Payments	$770,000	$770,000
Equity Acceleration (1)	$406,061	—
Health Insurance Benefits	$13,903	$13,903
TOTAL	$1,189,964	$783,903

(1) Options to acquire 126,866 shares would have accelerated and vested with an intrinsic value of $254,261 as of December 31, 2011. Restricted stock with a market value of $151,800 would have accelerated and vested.

On May 2, 2011, we entered into an Integration Services Agreement with Scott C. Grout. The Integration Services Agreement supersedes and replaces each of the Severance Agreement and Executive Change of Control Agreement dated December 24, 2008. Contingent on Mr. Grout signing a release agreement, during the integration period, Mr. Grout receives his regular base salary, is eligible for our cash-based incentive compensation plan and all other employee benefit plans. Following the integration period, Mr. Grout will receive (i) a transition bonus of $500,000, (ii) up to twelve months of continued coverage pursuant to COBRA under the Company's group health plan and (iii) up to $25,000 for the costs and expenses of any executive outplacement firm. Stock options and stock appreciation rights shall also be amended to permit Mr. Grout to exercise such stock options and stock appreciation rights for a period of time equal to the earlier of (i) the period of 12 months after the date of Mr. Grout's termination or the date he ceases to serve as a member of our Board of Directors. As of the closing date of our merger with Continuous Computing, Mr. Grout forfeited all rights to stock-based incentive compensation plan payouts under our LTIP. Under the Integration Services Agreement, Mr. Grout's employment with us terminated on January 31, 2012 and he signed a release agreement. Pursuant to his Integrated Services Agreement, Mr. Grout has received (or, in the case of continual coverage pursuant to COBRA, is receiving) the benefits described below.

Scott Grout	Integration Services Agreement
Base Salary	$271,373
Transition Bonus	$500,000
Health Insurance Benefits	$16,448
TOTAL	$787,821

As part of assuming the role of President, on May 2, 2011, we entered into a Change of Control Agreement with our President and Chief Financial Officer, Brian Bronson. Mr. Bronson's Change of Control Agreement provides that if we terminate his employment with us (other than for cause, death or disability), or if he terminates his employment with us for good reason within 12 months following a change of control or within three months preceding a change of control, Mr. Bronson is entitled to receive severance pay in a cash amount equal to 24 months of Mr. Bronson's annual base pay at the highest annual rate in effect at any time within the 12-month period preceding the date of termination. Upon such termination, and in addition to severance pay, Mr. Bronson is also entitled to receive (i) up to twelve months of continued coverage pursuant to COBRA under the Company's group health plan, (ii) partial cash-based incentive compensation plan payout, if any and (iii) up to $15,000 for the costs and expenses of any executive outplacement firm. Upon such termination, all stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other similar awards granted to Mr. Bronson shall be immediately exercisable in full in accordance with the applicable provisions of the relevant award agreement and the plan; and any risk of forfeiture included in any restricted stock or other similar award shall immediately lapse. Stock options (other than those considered Incentive Stock Options) and stock appreciation rights shall also be amended to permit Mr. Bronson to exercise such stock options and stock appreciation rights for a period of time equal to the earlier of (i) the period of 180 days after the date of Mr. Bronson's termination; or (ii) the date that each stock option and stock appreciation right would otherwise expire by its original terms had Mr. Bronson not terminated. Had the Change of Control Agreement been in effect and a triggering event occurred on December 31, 2011, such that Mr. Bronson would become entitled to benefits under his Change of Control Agreement, Mr. Bronson would have been entitled to the payments detailed below.

As part of assuming the role of President, on May 2, 2011, we entered into an Executive Severance Agreement with Brian Bronson. Mr. Bronson's Severance Agreement provides that if we terminate his employment with us (other than for cause, death or disability) or if he terminates his employment with us for good reason and contingent on Mr. Bronson signing a release agreement, Mr. Bronson will be entitled to (i) a payment of 24 months base pay, (ii) up to twelve months of continued coverage pursuant to COBRA under the Company's group health plan, (iii) stock-based incentive compensation plan payout under our LTIP pursuant to the terms of and within the periods specified in the LTIP, (iv) partial cash-based incentive compensation plan payout, if any, and (v) up to $15,000 for the costs and expenses of any executive outplacement firm. Had Mr. Bronson's employment been terminated by us without cause on December 31, 2011, Mr. Bronson would have become entitled to receive the benefits described below.

Brian Bronson	Termination Following a Change of Control	Termination Under Executive Severance Agreement
Severance Payments	$700,000	$700,000
Equity Acceleration (1)	$124,881	—
Health Insurance Benefits	$16,448	$16,448
TOTAL	$841,329	$716,448

(1) Options to acquire 60,591 shares would have accelerated and vested with an intrinsic value of $0 as of December 31, 2011. Restricted stock with a market value of $124,881 would have accelerated and vested.

On December 31, 2008, we entered into an Employment Agreement including Severance Agreement with Christian Lepiane, to update a preexisting agreement to comply with changes in tax laws. If we terminate Mr. Lepiane's employment with us other than for cause and contingent upon Mr. Lepiane signing a release agreement, Mr. Lepiane is entitled to receive severance pay in a lump sum cash amount equal to six months of Mr. Lepiane's annual base pay at the rate in effect immediately before the date of termination. The payment would be made on the later of the date of termination or ten days after execution of the release agreement. Mr. Lepiane would also receive COBRA benefits for six months. Mr. Lepiane's employment terminated on December 31, 2011. Mr. Lepiane is currently receiving the payments pursuant to this Employment Agreement described below.

Christian Lepiane	Termination Under Employment/Severance Agreement
Severance Payments	$134,226
Health Insurance Benefits	$6,650
TOTAL	$140,876

On December 29, 2008, we entered into an Executive Severance Agreement with our Vice President and General Manager, Anthony Ambrose. If we terminate Mr. Ambrose's employment with us other than for cause and contingent upon Mr. Ambrose signing a release agreement, Mr. Ambrose is entitled to receive severance pay in a lump sum cash amount equal to six months of Mr. Ambrose's annual base pay at the rate in effect immediately before the date of termination. However, the payment may not exceed two times the lesser of (i) the sum of Mr. Ambrose's annualized compensation based upon the annual rate of pay for services provided to us as an employee for the calendar year preceding the calendar year of the termination of Mr. Ambrose's employment, or (ii) the maximum amount that may be taken into account under a qualified plan pursuant to the Code. The payment would be made within 30 days following execution of the release agreement and in any event, no later than the end of the second calendar year following the calendar year of termination. Mr. Ambrose would also receive COBRA benefits for six months. On May 20, 2011, we entered into a Transition Agreement with Mr. Ambrose. Under the terms of the Transition Agreement, if Mr. Ambrose assisted the company with the integration of Continuous Computing and satisfied certain other conditions, he would receive, in addition to payments under his Executive Severance Agreement, (i) a transition bonus in a lump sum cash amount equal to approximately one-third of his annual incentive compensation target ($57,120) and (ii) up to $5,000 for the costs and expenses of any executive outplacement firm. Mr. Ambrose's employment terminated on August 31, 2011. Pursuant to his Executive Severance Agreement and his Transition Agreement, Mr. Ambrose has received the payments described below.

Anthony Ambrose	Termination Under Executive Severance Agreement and Transition Agreement
Severance Payments	$132,500
Transition Bonus	$57,120
Health Insurance Benefits	$6,480
TOTAL	$196,100

On November 4, 2009, we entered into an Executive Severance Agreement with our Vice President of Global Operations, John Major. If we terminate Mr. Major's employment with us other than for cause and contingent upon Mr. Major signing a release agreement, Mr. Major is entitled to receive severance pay in a lump sum cash amount equal to six months of Mr. Major's annual base pay at the rate in effect immediately before the date of termination. However, the payment may not exceed two times the lesser of (i) the sum of Mr. Major's annualized compensation based upon the annual rate of pay for services provided to us as an employee for the calendar year preceding the calendar year of the termination of Mr. Major's employment, or (ii) the maximum amount that may be taken into account under a qualified plan pursuant to the Code. The payment would be made within 30 days following execution of the release agreement and in any event, no later than the end of the second calendar year following the calendar year of termination. Mr. Major would also receive COBRA benefits for six months. Had Mr. Major's employment been terminated by us without cause, and if he had signed a release agreement, on December 31, 2011, Mr. Major would have become entitled to receive the payment described below.

On December 30, 2008, we entered into a Change of Control Agreement with John Major. Mr. Major's Change of Control Agreement provides for severance pay in a cash amount equal to 9 months of his annual base pay at the highest annual rate in effect at any time within the 12-month period preceding the date of termination. Mr. Major is entitled to receive the severance pay if we terminate his employment with us (other than for cause, death or disability), or if his employment terminates as a result of a requirement that he accept a position of less total compensation or greater than 25 miles from his current work location, within three months before, or within twelve months after, a change of control. Upon such termination, and in addition to severance pay, Mr. Major is also entitled to receive COBRA benefits for 9 months. Had the Change of Control Agreement been in effect and a triggering event occurred on December 31, 2011, such that Mr. Major would become entitled to benefits under his Change of Control Agreement, Mr. Major would have been entitled to the payments detailed below.

On April 23, 2012, we entered into a Transition Agreement with Mr. Major. Under the terms of the Transition Agreement, if Mr. Major assisted the Company in the transition of his responsibilities and satisfied other conditions, he would receive, in addition to payments under his Executive Severance Agreement, (i) a transition bonus in a lump sum cash amount equal to $150,000 and (ii) up to $5,000 for the costs and expenses of any executive outplacement firm. Mr. Major's employment with the Company is scheduled to terminate on June 30, 2012. Had Mr. Major's Transition Agreement been in effect on December 31, 2011, and assuming Mr. Major satisfied all the terms and conditions of the Transition Agreement, Mr. Major would have become entitled to the payment described below.

John Major	Termination Following a Change of Control	Termination Under Executive Severance Agreement	Termination Under Transition Agreement
Severance Payments	$198,900	$132,600	$132,600
Transition Bonus	$—	$—	$150,000
Health Insurance Benefits	$15,002	$10,001	$10,001
TOTAL	$213,902	$142,601	$292,601

2011 DIRECTOR COMPENSATION

	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (2)	All Other Compensation ($)	Total ($)
Ken Bradley (3)	2,738	—	—	—	—	—	2,738
Richard J. Faubert	42,541	53,850	—	—	—	—	96,391
C. Scott Gibson	90,250	53,850	—	—	—	—	144,100
Dr. William W. Lattin	45,125	53,850	—	—	—	—	98,975
Kevin C. Melia	46,041	53,850	—	—	—	—	99,891
Carl W. Neun (4)	51,125	53,850	—	—	—	—	104,975
David Nierenberg	28,900	88,570	33,059	—	—	—	150,529
M. Niel Ransom	46,788	53,850	—	—	—	—	100,638
Lorene K. Steffes	44,788	53,850	—	—	—	—	98,638

(1)
The amounts included in the Stock Awards and Option Awards columns include the aggregate grant date fair value of stock and option awards granted in the fiscal year computed in accordance with FASB ASC Topic 718. We continue to use the Black-Scholes model to measure the grant date fair value of stock options and the amounts above do not include any forfeiture reserve. For a discussion of the valuation assumptions used to value the options, see Note 17 to our Consolidated Financial Statements included in our annual report on Form 10‑K for the fiscal year ended December 31, 2011. A supplemental table following these footnotes sets forth: (i) the aggregate number of stock awards and option awards outstanding at 2011 fiscal year end; (ii) the aggregate number of stock awards and options awards granted during fiscal 2011; and (iii) the grant date fair value of equity awards granted by us during fiscal 2011 to each of our directors who was not an executive officer.

(2)
The 2011 Director Compensation Table only requires disclosure of above-market or preferential returns on nonqualified deferred compensation. Participants in our Non-Qualified Deferred Compensation Plan make voluntary contributions to their accounts. Participants elect to benchmark earnings on their accounts to the performance of third-party investment funds available to them under the Non-Qualified Deferred Compensation Plan. Participants select from among the funds available to them. Earnings are calculated and applied to participant accounts daily and may be positive or negative, based on individual fund performance. Although the funds offered to participants under our Non-Qualified Deferred Compensation Plan differ from those under our 401(k) plan, the number of funds and investment objectives of each fund are similar to those under the 401(k) plan. In accordance with SEC rules and publicly available interpretations of these rules by the SEC Staff, earnings on deferred compensation invested in third-party investment vehicles, such as mutual funds, need not be reported as compensation on the Director Compensation Table.

(3)	Mr. Bradley resigned from our Board, effective January 27, 2011.

(4)	Mr. Neun resigned from our Board, effective March 1, 2012.

Additional Information With Respect to Director Equity Awards

Name	Option Awards Outstanding at 2011 Fiscal Year End (#) (1)	Stock Awards Outstanding at 2011 Fiscal Year End (#) (1)	Option Awards Granted during Fiscal 2011 (#) (2)	Stock Awards Granted during Fiscal 2011 (#) (2)	Grant Date Fair Value of Option Awards Granted in Fiscal 2011 ($) (3)	Grant Date Fair Value of Stock Awards Granted in Fiscal 2011 ($) (3)
Ken Bradley (4)	—	—	—	—	—	—
Richard J. Faubert	66,000	12,500	—	7,500	—	53,850
C. Scott Gibson	68,000	12,500	—	7,500	—	53,850
William W. Lattin	79,000	12,500	—	7,500	—	53,850
Kevin C. Melia	74,000	12,500	—	7,500	—	53,850
Carl W. Neun (5)	49,000	12,500	—	7,500	—	53,850
David Nierenberg	7,000	11,500	7,000	11,500	33,059	88,570
M. Niel Ransom	7,000	15,167	—	7,500	—	53,850
Lorene K. Steffes	64,000	12,500	—	7,500	—	53,850

(1)	Includes both vested and unvested options to purchase our common stock.

(2)
Stock grants to our Board of Directors are made pursuant to the terms of the 2007 Stock Plan. The exercise price of options granted to non‑employee directors during 2011 was the fair market value of our common stock on the date of grant and the term of each option is seven years. For stock option grants made in 2011, the exercise price was $8.11. Grants of stock options become exercisable for one-third of the total option shares on the first anniversary of the date of grant and become exercisable in monthly increments equal to 1/36th of the total option shares, cumulatively, each month thereafter, becoming fully exercisable on the 3rd annual anniversary of the date of grant. Grants of restricted stock unit awards become vested for one-third of the award shares on each anniversary of the date of grant.

(3)
Amounts in this column represent the fair value of stock options and stock awards, calculated in accordance with FASB ASC Topic 718. For option awards, that number is calculated by multiplying the Black-Scholes value by the number of options awarded and the amounts above do not include any forfeiture reserve. For stock awards, that number is calculated by multiplying the fair market value on the grant date by the number of stock awards granted.

(4)	Mr. Bradley resigned from our Board, effective January 27, 2011.

(5)	Mr. Neun resigned from our Board, effective March 1, 2012.

Narrative Disclosure of Director Compensation

During 2011, each director who was not employed by us was compensated per the chart below. Director compensation is reviewed on a bi-annual basis through our benchmarking process. Compensation adjustments, if determined appropriate, are typically effective April 1st. In 2011, an increase occurred to the Director annual retainer and the Chairman of the Board annual retainer. For 2012, the Compensation and Development Committee approved an increase to Board committee and chair retainers. The Director annual retainer was found to be below market, however, the decision was made to increase the retainer to $40,000 effective January 1, 2013 contingent upon Radisys achieving the 2012 financial non-GAAP EPS goal of $0.80.

	January 1, 2011	April 1, 2011	April 1, 2012
Director annual retainer	$31,000	$35,000	$35,000
Chairman of the Board annual retainer	$66,000	$75,000	$75,000
Audit Committee Chairman	$17,000	$17,000	$20,000
Compensation and Development Committee Chairman	$11,000	$11,000	$14,000
Nominating and Governance Committee Chairman	$8,000	$8,000	$11,000
Technology and Market Development Committee Chairman	$11,000	$11,000	$11,000
Audit Committee membership	$7,500	$7,500	$10,000
Compensation and Development Committee membership	$5,000	$5,000	$7,500
Nominating and Governance Committee membership	$4,000	$4,000	$5,000
Technology and Market Development Committee membership	$5,000	$5,000	$5,000

Effective January 2012, non-employee directors are expected to acquire and hold a minimum of common stock worth six times the annual retainer or 20,000 shares, whichever is the lesser value, and that minimum amount is expected to be reached within three to five years of becoming a director. Directors must reach the minimum stock ownership guidelines prior to selling any shares of Company stock. Of our non-employee directors, six have already reached this ownership goal and three are within the three to five year period to reach this goal. Directors who are our employees receive no separate compensation as directors.

In addition, non-employee directors receive an annual equity grant of 7,500 restricted stock units. The vesting of the restricted stock units granted in 2011 was over a three-year period as described above. Grants made in 2012 will be vesting over a two-year period. Newly appointed directors receive a similar grant of 7,000 non-qualified stock options and 4,000 restricted stock units upon appointment to the Board of Directors with “refresher” annual equity grants to commence immediately upon appointment if appointment occurs after granting of the annual Board refresher grants or during the next annual refresher cycle for the full Board if appointed prior to the granting of the annual Board refresher grants. Directors are also reimbursed for reasonable expenses incurred in attending meetings.

Each member of our Board of Directors is eligible to participate in the Radisys Corporation Deferred Compensation Plan. The Deferred Compensation Plan provides the members of our Board of Directors the opportunity to defer up to 100% of compensation (includes annual retainer and committee fees). Contributions by the members of our Board of Directors are credited on the date they would otherwise have been paid to the participant. We make no contributions on behalf of our Board of Directors' members who participate in the Deferred Compensation Plan.

Participants select from among the fund(s) available to them. Earnings are calculated and applied to participant accounts daily and may be positive or negative, based on individual fund performance.

Assessment of Risk Related to Compensation Policies and Practices
We regularly review and assess our compensation policies and practices to determine whether they are reasonably likely to have a material adverse effect on the Company. The assessment is conducted by management, which reviews both our equity and cash incentive compensation programs for the presence of certain elements that could encourage our employees to take unnecessary or excessive risks; the ratios and level of incentive to fixed compensation, annual to long-term compensation and cash to equity compensation; the percentage of compensation expense as compared to the business unit's revenues; and the presence of other design features that may serve to mitigate risk taking, such as the use of multiple performance measures, caps on payments and similar features. Management's assessment of our compensation policies is then reviewed by the Compensation and Development Committee and discussed with the entire Board of Directors in connection with the risk oversight function.
We have concluded that our programs are appropriately tailored to encourage employees to grow our business, but not encourage them to do so in a way that poses unnecessary or excessive material risk to us. More specifically, our compensation programs are designed to balance the following elements: elements that reward different aspects of short-term and long-term performance; incentive compensation that rewards performance based on a variety of different shared and individual objectives; awards that are paid based on results, awards paid in cash and awards paid in equity, which have a value that depends on long-term shareholder return; and compensation with fixed and variable components, so that executives have both competitive remuneration to encourage retention and opportunities to earn more by successfully executing our business strategy.
In addition, our compensation programs incorporate controls such as caps on potential payouts under incentive plans (to reduce incentives to sacrifice long-term performance for short-term goals). Overall, while risk is a necessary element in any business strategy, we have concluded that our compensation policies and practices, when coupled with our personnel performance and development programs, provide an appropriate balance to encourage superior performance while mitigating excessive risk-taking.

Compensation Committee Interlocks and Insider Participation

None.

COMPENSATION AND DEVELOPMENT COMMITTEE
REPORT (1)
We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Radisys Corporation annual report on Form 10-K for the year ended December 31, 2011, as amended.

C. Scott Gibson
Dr. William W. Lattin
Kevin C. Melia, Chairman
Lorene K. Steffes

(1) This Compensation and Development Committee Report is not "soliciting material," is not deemed "filed" with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, regardless of date or any general incorporation language in such filing.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership Information

The following table sets forth information regarding the beneficial ownership of our common stock as of April 17, 2012 (or such other date as otherwise indicated in the footnotes below) by (i) each person known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors and nominees for directors, (iii) each “named executive officer” named in the Summary Compensation Table and (iv) all of our directors and executive officers as a group. Unless otherwise noted in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all outstanding shares of common stock shown as beneficially owned by them.

Name	Shares Beneficially Owned	Percentage of Common Stock (1)
CURRENT DIRECTORS
C. Scott Gibson (2) (3)	149,296	*
Michel A. Dagenais (2)	198,799	*
Hubert de Pesquidoux (9)	—	*
Richard J. Faubert (2) (4)	100,365	*
Scott C. Grout (2)	653,693	2.29%
Dr. William W. Lattin (2)	128,956	*
Kevin C. Melia (2)	109,000	*
David Nierenberg (2) (5)	4,534,213	16.16%
M. Niel Ransom (2)	10,417	*
Lorene K. Steffes (2)	74,000	*
CURRENT NAMED EXECUTIVE OFFICERS
Brian Bronson (2)	287,954	1.02%
John T. Major (2)	71,421	*
All directors and officers as a group (15 persons) (7)	6,369,031	21.76%

FORMER EXECUTIVE OFFICERS
Anthony Ambrose (2) (8)	7,336	*
Christian A. Lepiane (2) (8)	29,185	*

PRINCIPAL SHAREHOLDERS
Artisan Partners Limited Partnership (6)	1,721,397	6.14%
875 East Wisconsin Avenue, Suite 800
Milwaukee, WI 53202
Blackrock Inc. (6)	1,835,817	6.54%
40 East 52nd Street
New York, NY 10022
The D3 Family Funds, L.P. (5)	4,527,463	16.14%
Nierenberg Investment Management Company
19605 NE 8th Street
Camas, WA 98607

*    Less than 1%

(1)	Percentage ownership is calculated based on 28,052,786 shares of our common stock outstanding on April 17, 2012.

(2)	Includes options to purchase shares of our common stock exercisable within 60 days after April 17, 2012 or restricted stock units that will vest within 60 days after April 17, 2012 as set forth below.

Name	Options to Purchase Shares	Restricted Stock Units
Anthony Ambrose	—	—
Brian Bronson	235,460	—
Michel A. Dagenais	5,475	—
Richard J. Faubert	66,000	5,000
C. Scott Gibson	68,000	2,500
Scott C. Grout	508,208	—
Dr. William W. Lattin	79,000	5,000
Christian A. Lepiane	—	—
John T. Major	57,931	—
Kevin C. Melia	74,000	2,500
David Nierenberg	2,917	2,500
M. Niel Ransom	4,084	2,500
Lorene K. Steffes	64,000	2,500

(3)	Includes 69,046 shares held in the Deferred Compensation Plan.

(4)	Includes 13,841 shares held in the Deferred Compensation Plan.

(5)
David Nierenberg is the President of Nierenberg Investment Management Company, Inc. (“NIMCO”), which manages The D3 Family Funds. David Nierenberg, NIMCO and The D3 Family Funds have joint beneficial ownership and shared voting authority over 4,527,463 shares of our common stock. The shares reported herein are based on information set forth in Schedule 13D filed by The D3 Family Funds with the SEC on March 17, 2011. Mr. Nierenberg disclaims beneficial ownership by the four partnerships of NIMCO except to the extent of his own general partner & limited partner investments in each of the funds.

(6)
Based solely on information set forth in Schedule 13G dated December 31, 2011, filed with the SEC. According to the filing of Artisan Partners Limited Partnership (“Artisan”), Artisan has shared voting power for 1,645,997 shares, shared dispositive power for 1,721,397 shares, sole voting power for zero shares and sole dispositive power for zero shares. According to the filing of Blackrock Inc., Blackrock Inc. has sole voting power for 1,835,817 shares, sole dispositive power for 1,835,817 shares, shared voting power for zero shares and shared dispositive power for zero shares.

(7)
The total amount includes current executive officers Amit Agarwal, Fred Barden and Keate Despain and 1,215,337 options to purchase shares of our common stock exercisable within 60 days after April 17, 2012 and/or restricted stock units that will vest within 60 days after April 17, 2012.

(8)	Mr. Ambrose and Mr. Lepiane are no longer executive officers and are no longer with the company.

(9)    Mr. de Pesquidoux was appointed to the Board of Directors effective April 11, 2012.

Equity Compensation Plan Information

Information with respect to shares of common stock of the Company that may be issued under the Company's equity compensation plans as of December 31, 2011, was included in Item 12 of the Original Filing.

Description of Equity Compensation Plans Not Adopted by Shareholders

2001 Nonqualified Stock Option Plan.
In February 2001, we established the 2001 Nonqualified Stock Option Plan, under which 2,250,000 shares of the our common stock were reserved as of December 31, 2006. The 2001 Nonqualified Stock Option Plan was adopted without shareholder approval prior to the amendment to the then-applicable Nasdaq rules requiring shareholder approval of equity compensation plans. Grants under the 2001 Nonqualified Stock Option Plan were eligible to be awarded to selected employees, who are not executive officers or directors of the Company. The purpose of the 2001 Nonqualified Stock Option Plan was to enable the Company to attract and retain the services of selected new employees of the Company or any parent or subsidiary of the Company. Unless otherwise stipulated in the plan document, the Board of Directors, at their discretion, determines the exercise prices (which may not be less than the fair market value of the Company's common stock at the date of grant), vesting periods, and the expiration periods, which are a maximum of 10 years from the date of grant.

On March 21, 2007, our Board of Directors approved the termination of the Radisys Corporation 2001 Nonqualified Stock Option Plan, which was effective upon our shareholders' approval of the 2007 Stock Plan at the annual meeting on May 15, 2007. Accordingly, no new options may be granted under the 2001 Nonqualified Stock Option Plan. However, the termination does not affect any outstanding options issued under this Plan.

Radisys Corporation Stock Plan For Convedia Employees.
On August 31, 2006, our Compensation and Development Committee adopted the Radisys Corporation Stock Plan for Convedia Employees (“Convedia Stock Plan”) for awards to be made in connection with our acquisition of Convedia Corporation. The Convedia Stock Plan was adopted without shareholder approval in reliance upon the exception provided under the Nasdaq Listing Rule 5635(c)(4) relating to awards granted to new employees of the Company, including grants to transferred employees in connection with a merger or other acquisition. The Convedia Stock Plan became effective as of September 1, 2006. The Convedia Stock Plan permits the granting of stock options, restricted stock and restricted stock units. The maximum number of shares of common stock with respect to which awards may be granted is 365,000 shares (subject to adjustment in accordance with the Convedia Stock Plan). In order to comply with the Nasdaq Listing Rule 5635, the awards may only be granted to employees transferred from Convedia Corporation in connection with our acquisition of Convedia Corporation and in connection with the future hiring of new employees of Convedia Corporation by us. Unless sooner terminated by our Board of Directors, the Convedia Stock Plan will terminate on the tenth anniversary of its effective date of September 1, 2006. The Convedia Stock Plan provides that the Committee will determine the option price at which common stock may be purchased, but the price will not be less than the fair market value of the common stock on the date the option is granted. The Committee will determine the term of each option, but no option will be exercisable more than 10 years after the date of grant. The Convedia Stock Plan provides for certain terms and conditions pursuant to which restricted stock and restricted stock units may be granted under the Convedia Stock Plan. Each grant of restricted stock and restricted stock units must be evidenced by an award agreement in a form approved by the Committee. The vesting of restricted stock or restricted stock units may be conditioned upon the completion of a specified period of employment, upon attainment of specified performance goals and/or upon such other criteria as the Committee determines.

On March 21, 2007, our Board of Directors approved the termination of the Convedia Stock Plan, which was effective upon our shareholders' approval of the 2007 Stock Plan at the annual meeting on May 15, 2007. Accordingly, no new awards may be granted under the Convedia Stock Plan. However, the termination does not affect any awards previously granted and outstanding under this Plan.

Radisys Corporation Inducement Stock Plan for CCPU Employees
On July 5, 2011, our Compensation and Development Committee adopted the Radisys Corporation Inducement Stock Plan for CCPU Employees (“CCPU Inducement Stock Plan”) for awards to be made in connection with our acquisition of CCPU. The CCPU Inducement Stock Plan was adopted without shareholder approval in reliance upon the exception provided under the Nasdaq Listing Rule 5635(c)(4) relating to awards granted to new employees of the Company, including grants to transferred employees in connection with a merger or other acquisition. The CCPU Inducement Stock Plan became effective as of July 8, 2011. The CCPU Inducement Stock Plan permits the granting of stock options, restricted stock and restricted stock units. The maximum number of shares of common stock with respect to which awards may be granted is 600,000 shares (subject to adjustment in accordance with the CCPU Inducement Stock Plan). In order to comply with Nasdaq Listing Rule 5635, the awards may only be granted to employees transferred from CCPU Corporation in connection with our acquisition of CCPU Corporation and in connection with the future hiring of new employees of CCPU Corporation by us. Unless sooner terminated by our Board of Directors, the CCPU Inducement Stock Plan will terminate on the tenth anniversary of its effective date of July 8, 2011. The CCPU Inducement Stock Plan provides that the Committee will determine the option price at which common stock may be purchased, but the price will not be less than the fair market value of the common stock on the date the option is granted. The Committee will determine the term of each option, but no option will be exercisable more than seven years after the date of grant. The CCPU Inducement Stock Plan provides for certain terms and conditions pursuant to which restricted stock and restricted stock units may be granted under the CCPU Inducement Stock Plan. Each grant of restricted stock and restricted stock units must be evidenced by an award agreement in a form approved by the Committee. The vesting of restricted stock or restricted stock units may be conditioned upon the completion of a specified period of employment, upon attainment of specified performance goals and/or upon such other criteria as the Committee determines.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions Policy

 In accordance with our Audit Committee charter, the Audit Committee is responsible for reviewing and approving the terms and conditions of all proposed related-party transactions required to be disclosed under the SEC rules prior to initiation of any such transaction.

Related Party Transactions

In July 2011 Radisys acquired Continuous Computing pursuant to the Merger Agreement, resulting in a change in the Company's senior leadership and a redefined business strategy. The aggregate consideration to be paid to the former shareholders of Continuous Computing pursuant to the terms of the Merger Agreement was approximately $100,985,855. In addition to consideration paid to shareholders of Continuous Computing at the closing of the acquisition, Radisys was required pursuant to the terms of the Merger Agreement to (i) deposit shares of the Company's common stock (“Escrow Stock Consideration”) into an escrow account (the “Escrow Account”) to serve as security for indemnification obligations of the Company and as security for certain amounts that may be required to be reimbursed to Radisys pursuant to the Merger Agreement and (ii) make certain earn-out payments (the “Earn-Out Payments;” and together with the Escrow Stock Consideration, the “CCPU Share Consideration”) to the former Continuous Computing shareholders based on the amount of royalty revenues generated by a specific set of contracts associated with Continuous Computing's Trillium products recognized over a period of 36 months beginning on August 1, 2011 (the “Commencement Date”). At the time of the closing of the transactions contemplated by the Merger Agreement, the Escrow Stock Consideration had approximate dollar value of $11,279,885 while the approximate dollar value of the Earn-Out Payments was estimated to be $10.8 million based on the Company's estimate of eligible future royalty revenues over the earn-out period.

Pursuant to the terms of the Merger Agreement, (i) subject to any indemnification claims made against Radisys, one-half of the Escrow Stock Consideration will be released to Continuous Computing shareholders on July 8, 2012 with the remainder to be released six months thereafter and (ii) Radisys will make Earn-Out Payments in cash in three installments following the 18-, 24- and 36-month anniversaries of the Commencement Date in each case equal to the amount of such royalty revenues during the immediately preceding 18-month, six-month or 12-month period, as applicable, except that, in lieu of making any and all Earn-Out Payments, Radisys may elect, at any time prior to the fifth business day following the determination of any Earn-Out payment to be paid with respect to the first 18-month period, to make a one-time payment in cash and/or, subject to certain share issuance requirements, shares of Radisys common stock with a combined aggregate value of $15,000,000.

The transactions contemplated by the Merger Agreement were approved unanimously by the Board of Directors of Radisys.

As described above under Executive Officers, Michel A. Dagenais, our current Chief Executive Officer, was previously the President and Chief Executive Officer of Continuous Computing; Amit Agarwal, our current Vice President and General Managers, Software and Solutions, was previously the Chief Operating Officer of Continuous Computing; and Fred Barden, our current Vice President of Worldwide Sales, was previously the Vice President of Worldwide Sales of Continuous Computing (collectively, the “Former CCPU Officers”), each of whom joined us following the acquisition of Continuous Computing. Pursuant to the terms of the Merger Agreement, and as described above, the Former CCPU Officers may be entitled to payments of CCPU Share Consideration in the future. The approximate dollar value of each Former CCPU Officer's interest in the transactions contemplated by the Merger Agreement is summarized below:

Name	Merger Consideration Received in Cash-2011	Merger Consideration Received in Radisys Shares-2011 (1)	Assumed Stock Options (Intrinsic Value) (2)	Merger Consideration (Cash) Yet To Be Received (3)	Merger Consideration (Shares) Yet To Be Received (3)	Total
Michel A. Dagenais	$2,555,772	$603,988	$559,300	$841,812	$873,760	$5,434,632
Amit Agarwal	$423,987	$105,655	$203,522	$168,545	$175,158	$1,076,867
Fred Barden	$141,534	$30,489	$305,632	$25,377	$28,308	$531,340

(1)	Valued at $8.39, which is the closing price of our stock on the closing date of the merger.

(2)
Intrinsic value represents the aggregate market value on the closing date of the merger less the aggregate exercise price and includes stock options for which exercisability is subject to the payment of contingencies pursuant to Section 6.11 of the Merger Agreement.

(3)
Represents estimated Earn-Out Payments subject to timing described above and assumes no indemnification or other claims against the escrow fund. Estimated Earn-Out Payments are estimated to be $10.8 million based on the Company's estimate of eligible future royalty revenues over the earn-out period.

Director Independence

Our Board of Directors has affirmatively determined that each of C. Scott Gibson, Hubert de Pesquidoux, Richard J. Faubert, Dr. William W. Lattin, Kevin C. Melia, David Nierenberg, M. Niel Ransom and Lorene K. Steffes are "independent directors" as defined by the SEC rules and within the meaning of the Nasdaq Listing Rule 5605(a)(2) and, therefore, a majority of our Board of Directors is currently independent as so defined.

Item 14. Principal Accounting Fees and Services

Fee Category	Fiscal 2010	Fiscal 2011
Audit Fees	$763,470	$930,092
Audit-Related Fees	$35,135	$24,255
Tax Fees	$26,461	$57,550
All Other Fees	—	—
Total Fees	$825,066	$1,011,897

Audit Fees. This category includes the audit of the Company's annual financial statements, review of financial statements included in the Company's Quarterly Reports on Form 10-Q, Section 404 internal control audit and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of the audit or the review of interim financial statements.

Audit-Related Fees. This category consists of fees billed for the audit of employee benefit plans and assurance and related services that are related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under “Audit Fees”.

Tax Fees. This category consists of professional services rendered by KPMG for international tax compliance and other international tax related services. The services for the fees disclosed under this category primarily consist of international tax return preparation, technical consulting and other international tax related services. For 2010 and 2011, these fees included work on Canadian tax related matters including the Scientific Research & Experimental Design tax credits.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

     The Audit Committee pre-approved all of the services described above that were provided during 2010 and 2011 in accordance with the pre-approval requirements of the Sarbanes-Oxley Act of 2002. Accordingly, there were no services for which the de minimus exception, as defined in Section 202 of the Sarbanes-Oxley Act, was applicable. The Audit Committee has considered whether the provision of the services covered by these fees is compatible with maintaining the principal auditor's independence. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent registered public accounting firm. Under the policy, all audit and non-audit services to be performed by the independent registered public accounting firm must be presented to the Audit Committee in writing prior to the commencement of such services. The proposal must include a description and purpose of the services, estimated fees and other terms of the engagement. The Audit Committee may delegate to the Chairman of the Audit Committee the authority to grant pre-approvals. Any pre-approvals made by the Chairman pursuant to this delegation shall be presented to the full Audit Committee at its next scheduled meeting following such pre-approvals.

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

21.1
List of Subsidiaries. Incorporated by reference from Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 1, 2012 (SEC File No. 000-26844).

23.1
Consent of KPMG LLP. Incorporated by reference from Exhibit 23.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 1, 2012 (SEC File No. 000-26844).

31.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Incorporated by reference from Exhibit 32.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 1, 2012 (SEC File No. 000-26844).

32.2
Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Incorporated by reference from Exhibit 32.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 1, 2012 (SEC File No. 000-26844).

99.1**	Companies Included in the Radford Executive Survey Market Cut

99.2**	Companies Included in the Chief Executive Officer Salary Benchmarking Data

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

101.LAB***	XBRL Taxonomy Extension Label Linkbase

101.PRE***	XBRL Taxonomy Presentation Linkbase

101.DEF***	XBRL Taxonomy Definition Linkbase

*	This Exhibit constitutes a management contract or compensatory plan or arrangement.
**	Filed herewith.
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

Dated: April 27, 2012

RADISYS CORPORATION
By: /s/ Brian Bronson
Brian Bronson
President and Chief Financial Officer

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

21.1
List of Subsidiaries. Incorporated by reference from Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 1, 2012 (SEC File No. 000-26844).

23.1
Consent of KPMG LLP. Incorporated by reference from Exhibit 23.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 1, 2012 (SEC File No. 000-26844).

31.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Incorporated by reference from Exhibit 32.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 1, 2012 (SEC File No. 000-26844).

32.2
Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Incorporated by reference from Exhibit 32.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 1, 2012 (SEC File No. 000-26844).

99.1**	Companies Included in the Radford Executive Survey Market Cut

99.2**	Companies Included in the Chief Executive Officer Salary Benchmarking Data

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

101.LAB***	XBRL Taxonomy Extension Label Linkbase

101.PRE***	XBRL Taxonomy Presentation Linkbase

101.DEF***	XBRL Taxonomy Definition Linkbase

*	This Exhibit constitutes a management contract or compensatory plan or arrangement.
**	Filed herewith.
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