Form 10-Q
period 2012-03-31
RADISYS CORP
filed 2012-05-04
CIK 873044

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	0-26844

RADISYS CORPORATION
(Exact name of registrant as specified in its charter)

OREGON	93-0945232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5435 N.E. Dawson Creek Drive, Hillsboro, OR	97124
(Address of principal executive offices)	(Zip Code)

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

Number of shares of common stock outstanding as of May 1, 2012: 28,052,786

RADISYS CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
Revenues	$75,487	$73,627
Cost of sales:
Cost of sales	50,005	52,234
Amortization of purchased technology	2,442	1,164
Total cost of sales	52,447	53,398
Gross margin	23,040	20,229
Research and development	12,546	9,007
Selling, general and administrative	12,000	11,035
Intangible asset amortization	1,304	192
Restructuring and acquisition-related charges, net	1,444	40
Loss from operations	(4,254)	(45)
Interest expense	(421)	(496)
Other income (expense), net	164	(37)
Loss before income tax expense (benefit)	(4,511)	(578)
Income tax expense (benefit)	304	(49)
Net loss	$(4,815)	$(529)
Net loss per share:
Basic	$(0.18)	$(0.02)
Diluted	$(0.18)	$(0.02)
Weighted average shares outstanding:
Basic	26,656	24,347
Diluted	26,656	24,347

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
Net loss	$(4,815)	$(529)
Other comprehensive income:
Translation adjustments	220	131
Net adjustment for fair value of hedge derivatives (A)	173	112
Other comprehensive income	393	243
Comprehensive loss	$(4,422)	$(286)

(A)	For the three months ended March 31, 2012 and 2011, the amounts are net of deferred taxes of $29,000 and $38,000.

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	March 31, 2012	December 31, 2011 (A)

ASSETS
Current assets:
Cash and cash equivalents	$43,841	$47,770
Accounts receivable, net	47,272	49,212
Other receivables	3,052	4,036
Inventories, net	22,058	27,011
Inventory deposit, net	8,091	8,443
Other current assets	5,159	5,080
Deferred tax assets, net	5,476	5,507
Total current assets	134,949	147,059
Property and equipment, net	16,312	15,366
Goodwill	29,748	29,748
Intangible assets, net	81,297	85,043
Long-term deferred tax assets, net	12,260	12,266
Other assets	7,576	7,791
Total assets	$282,142	$297,273

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,081	$37,874
Accrued wages and bonuses	7,175	10,808
Deferred income	8,238	11,602
2013 convertible senior notes	45,000	—
Other accrued liabilities	12,597	16,195
Total current liabilities	109,091	76,479
Long-term liabilities:
2013 convertible senior notes	—	45,000
Other long-term liabilities	9,390	9,061
Total long-term liabilities	9,390	54,061
Total liabilities	118,481	130,540
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock — no par value, 100,000 shares authorized; 28,049 and 27,949 shares issued and outstanding at March 31, 2012 and December 31, 2011	302,575	301,225
Accumulated deficit	(141,027)	(136,212)
Accumulated other comprehensive income:
Cumulative translation adjustments	2,714	2,494
Unrealized loss on hedge instruments	(601)	(774)
Total accumulated other comprehensive income	2,113	1,720
Total shareholders’ equity	163,661	166,733
Total liabilities and shareholders’ equity	$282,142	$297,273

(A)
As adjusted to reflect the impact of additional tax-related adjustments to the Company's purchase accounting for Continuous Computing in accordance with ASC 805-10 "Business Combinations". See Note 2 — Acquisitions for additional information.

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(4,815)	$(529)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,527	2,521
Inventory valuation allowance	453	458
Deferred income taxes	75	69
Non-cash interest expense	111	112
Loss on disposal of property and equipment	76	21
Stock-based compensation expense	922	1,401
Other	115	37
Changes in operating assets and liabilities:
Accounts receivable	1,898	(5,200)
Other receivables	963	713
Inventories	4,386	246
Inventory deposit	352	(787)
Other current assets	547	437
Accounts payable	(1,496)	7,915
Accrued wages and bonuses	(3,555)	(1,300)
Accrued restructuring	(1,053)	(657)
Deferred income	(3,380)	2,479
Other accrued liabilities	(1,988)	(2,050)
Net cash provided by (used in) operating activities	(862)	5,886
Cash flows from investing activities:
Capital expenditures	(3,574)	(961)
Purchase of long-term assets	—	(500)
Net cash used in investing activities	(3,574)	(1,461)
Cash flows from financing activities:
Repurchases of common stock	—	(1,258)
Proceeds from issuance of common stock	431	543
Other financing activities	(14)	(124)
Net cash provided by (used in) financing activities	417	(839)
Effect of exchange rate changes on cash	90	131
Net increase (decrease) in cash and cash equivalents	(3,929)	3,717
Cash and cash equivalents, beginning of period	47,770	129,078
Cash and cash equivalents, end of period	$43,841	$132,795
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$619	$688
Income taxes	$181	$263
The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Significant Accounting Policies

Radisys Corporation (the “Company” or “Radisys”) has adhered to the accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2011 in preparing the accompanying interim consolidated financial statements. The preparation of these statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Additionally, the accompanying financial data as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

The financial information included herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for interim periods.

Note 2 — Acquisitions

During the three months ended March 31, 2012, the Company revised the purchase price allocation for the acquisition of Continuous Computing Corporation ("Continuous Computing"). This revision is the result of finalizing the accounting for certain tax matters. These adjustments resulted in an additional release of the Company's valuation allowance provided against its U.S. net deferred tax assets, which results in additional deferred tax benefit reported in third-quarter 2011 financial information of approximately $2.7 million. As required by ASC 805-10, the Company's December 31, 2011 balance sheet has been revised to reflect the impact of these measurement period adjustments.

The following tables summarize the purchase price allocation and the impact of these measurement period adjustments to the Company's previously filed December 31, 2011 balance sheet:

Total purchase price		$119,731

Fair value of net tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$2,214
Accounts receivable	13,434
Inventories	4,036
Prepaid expenses and other current assets	3,316
Fixed assets	2,469
Other assets	614
Accounts payable	(5,368)
Accrued expenses	(6,891)
Deferred revenue	(1,825)
Other long-term liabilities	(1,226)
		10,773
Fair value of identifiable intangible assets acquired		89,240
Net deferred tax liability		(9,870)
Goodwill		$29,588

	December 31, 2011 - As reported	Purchase accounting entry	December 31, 2011 - Revised
Current assets:
Deferred tax assets, net	$5,875	$(368)	$5,507
Total current assets	147,427	(368)	147,059
Goodwill	26,599	3,149	29,748
Total assets	294,492	2,781	297,273
Current liabilities:
Other accrued liabilities	16,106	89	16,195
Total current liabilities	76,390	89	76,479
Long-term liabilities:
Other long-term liabilities	9,065	(4)	9,061
Total long-term liabilities	54,065	(4)	54,061
Total liabilities	130,455	85	130,540
Shareholders' equity:
Accumulated deficit	(138,908)	2,696	(136,212)
Total shareholders’ equity	164,037	2,696	166,733
Total liabilities and shareholders’ equity	294,492	2,781	297,273

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

The Company has obligations ("contingent consideration"), to be paid in cash, related to the acquisition of Continuous Computing based on the amount of product royalty revenues generated by a specified set of contracts associated with certain of Continuous Computing's products over a period of 36 months after closing. The contingent consideration liability was established at the time of acquisition and is evaluated at the end of each reporting period. As the significant inputs used in determining the fair value are unobservable, this liability is classified within Level 3 of the fair value hierarchy.

The fair value of this contingent consideration is determined by calculating the net present value of the expected payments using significant inputs that are not observable in the market, including revenue projections and discount rates consistent with the level of risk of achievement; therefore the Company developed its own assumptions for the expected product royalty revenues generated under the arrangement. The fair value of the contingent consideration is affected most significantly by changes in the amount and timing of the revenue projections. If the revenue projections increase or decrease, the fair value of the contingent consideration will increase or decrease accordingly, in amounts that will vary based on the timing of the projected revenues and the timing of the expected payments.

The following table summarizes the fair value measurements for the Company's financial instruments (in thousands):

	Fair Value Measurements as of March 31, 2012
	Total	Level 1	Level 2	Level 3
Cash surrender value of life insurance contracts	$3,484	$—	$3,484	$—
Foreign currency forward contracts	(306)	—	(306)	—
Contingent consideration liability	(7,880)	—	—	(7,880)
Total	$(4,702)	$—	$3,178	$(7,880)

	Fair Value Measurements as of December 31, 2011
	Total	Level 1	Level 2	Level 3
Cash surrender value of life insurance contracts	$3,394	$—	$3,394	$—
Foreign currency forward contracts	(647)	—	(647)	—
Contingent consideration liability	(7,594)	$—	$—	(7,594)
Total	$(4,847)	$—	$2,747	$(7,594)

The following table summarizes our Level 3 activity for the Company's contingent consideration liability (in thousands):

Level 3
Balance at December 31, 2011	$7,594
Increase in liability due to re-measurement	255
Interest accretion	31
Balance at March 31, 2012	$7,880
The Company records all gains and losses and interest accretion on the contingent consideration liability to restructuring and acquisition-related charges, net in the Condensed Consolidated Statements of Operations.

Note 4 — Accounts Receivable and Other Receivables

Accounts receivable consists of sales to the Company's customers which are generally based on standard terms and conditions. Accounts receivable balances consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Accounts receivable, gross	$48,064	$50,040
Less: allowance for doubtful accounts	(792)	(828)
Accounts receivable, net	$47,272	$49,212

As of March 31, 2012 and December 31, 2011, the balance in other receivables was $3.1 million and $4.0 million. Other receivables consisted primarily of non-trade receivables including receivables for value-added taxes and inventory transferred to the Company's contract manufacturing partners on which the Company does not recognize revenue. In addition, at December 31, 2011 other receivables included $1.3 million for a sale of components partially fulfilled in 2011 which were not invoiced until the first quarter of 2012 when the remaining components were shipped.

Note 5 — Inventories

Inventories consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$8,540	$10,925
Work-in-process	1,138	599
Finished goods	15,386	20,127
	25,064	31,651
Less: inventory valuation allowance	(3,006)	(4,640)
Inventories, net	$22,058	$27,011

	March 31, 2012	December 31, 2011
Inventory deposit (A)	$11,487	$11,578
Less: inventory deposit valuation allowance	(3,396)	(3,135)
Inventory deposit, net	$8,091	$8,443

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

Consigned inventory is held at third-party locations, including the Company's contract manufacturing partners and customers. The Company retains title to the inventory until purchased by the third-party. Consigned inventory, consisting of raw materials and finished goods, was $0.8 million and $3.8 million at March 31, 2012 and December 31, 2011.

The Company recorded the following charges associated with the valuation of inventory, inventory deposit and the adverse purchase commitment liability (in thousands):

	For the Three Months Ended
	March 31,
	2012	2011
Inventory, net	$453	$458
Inventory deposit, net	299	215
Adverse purchase commitments	74	251

Note 6 — Accrued Restructuring

Accrued restructuring, which is included in other accrued liabilities in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
2009 restructuring charges	$—	$84
Fourth quarter 2010 restructuring charge	34	218
Continuous Computing restructuring	3,115	3,900
Total accrued restructuring charges	$3,149	$4,202

The Company evaluates the adequacy of the accrued restructuring charges on a quarterly basis. Reversals are recorded in the period in which the Company determines that expected restructuring obligations are less than the amounts accrued.

2009 Restructurings

During the three months ended March 31, 2012 all remaining activities related to the 2009 plan were completed.

Fourth Quarter 2010 Restructuring

During the three months ended March 31, 2012, the Company recorded a net reversal of $16,000 for previously estimated amounts associated with the fourth quarter 2010 restructuring plan. The activity reflects the re-assignment of employees initially included in the plan and changes in previously estimated amounts for employee severance and associated payroll costs.

The following table summarizes the changes to the fourth quarter 2010 restructuring costs during the three months ended March 31, 2012, (in thousands):

Employee Termination and Related Costs
Balance accrued as of December 31, 2011	$218
Additions	3
Reversals	(19)
Expenditures	(168)
Balance accrued as of March 31, 2012	$34

Continuous Computing Related Restructuring

In the second quarter of 2011, the Company initiated a restructuring plan associated with the acquisition of Continuous Computing. The plan included the identification of 117 positions at various locations that will be eliminated. The primary intent of these integration activities was to eliminate the staffing redundancies that resulted from the Company's acquisition of Continuous Computing. In addition, these integration activities align with the Company's corporate objective to transfer a significant portion of its research and development activities to lower cost geographies. To date, under this plan, the Company has incurred restructuring costs of $5.7 million, which consisted of severance and related payroll costs as well as healthcare benefits and legal fees. The Company expects additional charges associated with the restructuring plan to be substantially complete by the second quarter of 2012.

During the three months ended March 31, 2012, under the Continuous Computing restructuring plan, the Company recorded net expense of $0.6 million for the severance of a named executive officer and various other employees, net of the reduction resulting from the re-assignment of employees initially included in the plan and changes in previously estimated amounts for employee severance and associated payroll costs.

The following table summarizes activity associated with the Continuous Computing restructuring plan during the three months ended March 31, 2012, (in thousands):

Employee Termination and Related Costs
Balance accrued as of December 31, 2011	$3,900
Additions	755
Reversals	(119)
Expenditures	(1,421)
Balance accrued as of March 31, 2012	$3,115

Note 7 — Short-Term Borrowings

Silicon Valley Bank

The Company has a $40.0 million secured revolving line of credit agreement (as amended, the “Agreement”) with Silicon Valley Bank (“SVB”) maturing on September 30, 2014. The secured revolving credit facility is available for cash borrowings, with $20.0 million of the Agreement available on a non-formula basis and the remaining $20.0 million subject to a borrowing formula based upon eligible accounts receivable. Eligible accounts receivable (as defined in the Agreement) include 80% of US and 65% of foreign accounts receivable for our U.S. companies, limited to concentration by certain customers, not greater than 60 days past due and no greater than 120 days from original invoice date. Borrowings under the Agreement bear interest at the prime rate, which was 3.25% as of March 31, 2012, or LIBOR, which was 0.24% as of March 31, 2012, plus 1.25%, with either interest rate determined by the Company's election. The Company is required to make interest payments monthly. The Company was further required to pay a commitment fee equal to $35,000 on the closing date of the Agreement and annually thereafter and to pay quarterly in arrears an unused facility fee in an amount equal to 0.375% per year of the unused amount of the facility.

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

As of March 31, 2012 and December 31, 2011, the Company had no outstanding balances or letters of credit issued on its behalf under the Agreement. At March 31, 2012, the Company had $40.0 million of available capacity under the Agreement. As of March 31, 2012, the Company was in compliance with all covenants.

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

The following table outlines the effective interest rate, contractually stated interest costs, and costs related to the amortization of issuance costs for the Company's 2013 convertible senior notes:

	For the Three Months Ended
	March 31,
	2012	2011
Effective interest rate	3.73%	3.64%
Contractually stated interest costs	$309	$344
Amortization of interest costs	$110	$112

At March 31, 2012, the Company's 2013 convertible senior notes were classified as current liabilities in the Condensed Consolidated Balance Sheets.

As of March 31, 2012 and December 31, 2011, the Company had outstanding 2013 convertible senior notes with a face value of $45.0 million. As of March 31, 2012 and December 31, 2011, the fair value of the Company's 2013 convertible senior notes was $44.3 million and $41.8 million.

Note 9 - Commitments and Contingencies

Adverse Purchase Commitments

The Company is contractually obligated to reimburse its contract manufacturers for the cost of excess inventory used in the manufacture of the Company's products, if there is no alternative use. This liability, referred to as adverse purchase commitments, is provided for in other accrued liabilities in the accompanying Condensed Consolidated Balance Sheets. Estimates for adverse purchase commitments are derived from reports received on a quarterly basis from the Company's contract manufacturers. Increases to this liability are charged to cost of goods sold. When and if the Company takes possession of inventory reserved for in this liability, the liability is transferred from other accrued liabilities to the excess and obsolete inventory valuation allowance (Note 5 —Inventories).

Guarantees and Indemnification Obligations

As permitted under Oregon law, the Company has agreements whereby it indemnifies its officers, directors and certain finance employees for certain events or occurrences while an officer, director or employee is or was serving in such capacity at the request of the Company. The term of the indemnification period is for the officer's, director's or employee's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. To date, the Company has not incurred any costs associated with these indemnification agreements and, as a result, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2012.

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

The following is a summary of the change in the Company's warranty accrual reserve (in thousands):

	For the Three Months Ended
	March 31,
	2012	2011
Warranty liability balance, beginning of the period	$3,438	$3,025
Product warranty accruals	808	519
Utilization of accrual	(1,182)	(718)
Warranty liability balance, end of the period	$3,064	$2,826

The warranty liability balance is included in other accrued liabilities in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011.

Note 10 — Basic and Diluted Net Loss per Share

A reconciliation of the numerator and the denominator used to calculate basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	2012	2011
Numerator — Basic
Net loss, basic	$(4,815)	$(529)
Numerator — Diluted
Net loss, basic	$(4,815)	$(529)
Interest on convertible notes, net of tax benefit (B)	—	—
Net loss, diluted	$(4,815)	$(529)
Denominator — Basic
Weighted average shares used to calculate net loss
per share, basic	26,656	24,347
Denominator — Diluted
Weighted average shares used to calculate net loss
per share, basic	26,656	24,347
Effect of escrow shares (A)	—	—
Effect of convertible notes (B)	—	—
Effect of dilutive restricted stock (C) (D)	—	—
Effect of dilutive stock options (C)	—	—
Weighted average shares used to calculate net loss
per share, diluted	26,656	24,347
Net loss per share
Basic	$(0.18)	$(0.02)
Diluted (A), (B)	$(0.18)	$(0.02)

(A)	For the three months ended March 31, 2012, the 1.3 million contingently issuable shares were excluded from the calculation as their effect would have been anti-dilutive.
(B)
For the three months ended March 31, 2012 and 2011, 3.5 million and 3.8 million as-if converted shares associated with the Company's 2013 convertible senior notes were excluded from the calculation as their effect would have been anti-dilutive.

(C)	For the three months ended March 31, 2012 and 2011, the following equity awards, by type, were excluded from the calculation, as their effect would have been anti-dilutive (in thousands):

	For the Three Months Ended
	March 31,
	2012	2011
Effect of dilutive stock options	2,651	2,506
Effect of dilutive restricted stock units	502	334
Total equity award shares excluded	3,153	2,840

(D)
For the years ended March 31, 2012 and 2011 the Company excluded restricted shares of 835,200 and 727,900 granted under the Long-Term Incentive Plan, as the performance criteria required for issuance of the awards was not satisfied as of these dates.

Note 11 — Income Taxes

The Company's effective tax rate for the three months ended March 31, 2012 and 2011 differs from the statutory rate primarily due to a full valuation allowance provided against its United States (“U.S.”) net deferred tax assets, Canadian research and experimental development claims, the impact of stock option expense, the amortization of goodwill for tax purposes and taxes on foreign income that differ from the U.S. tax rate.  The Company utilizes the asset and liability method of accounting for income taxes. The Company records deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon the Company's review of all positive and negative evidence, including its projected three year U.S. cumulative pre-tax book loss and taxable loss, it concluded that a full valuation allowance should continue to be recorded against its U.S. net deferred tax assets at March 31, 2012. In certain other foreign jurisdictions, where the Company does not have cumulative losses or other negative evidence, the Company had net deferred tax assets of $17.7 million at March 31, 2012 and $18.1 million at December 31, 2011.  In the future, if the Company determines that it is more likely than not that it will realize its U.S. net deferred tax assets, it will reverse the applicable portion of the valuation allowance and recognize an income tax benefit in the period in which such determination is made.

The Company's unrecognized tax benefits and related interest and penalties during the three months ended March 31, 2012 increased by $0.4 million primarily due to uncertain tax positions associated with the acquisition of Continuous Computing. The ending balance for the unrecognized tax benefits was approximately $2.7 million at March 31, 2012. The related interest and penalties were $0.3 million and $0.2 million, respectively. The uncertain tax positions that are reasonably possible to decrease in the next twelve months are insignificant. During the three months ended March 31, 2012, the Company also adjusted the purchase accounting for Continuous Computing related to certain tax matters. Refer to Note 2 - Acquisitions for further discussion of the purchase accounting adjustments.

The Company is currently under tax examination in India. The periods covered under examination are the Company's financial years 2004 through 2008. The examination is in various stages of appellate proceedings and all material uncertain tax positions associated with the examination have been taken into account in the ending balance of the unrecognized tax benefits at March 31, 2012. The Company is not under examination by tax authorities in any other jurisdictions.

Note 12 — Stock-based Compensation

During the three months ended March 31, 2012, 44,000 stock options and 14,000 restricted stock units were issued to employees under the RadiSys Corporation 2007 Stock Plan. During the three months ended March 31, 2011, 8,000 stock options were issued to employees under the 2007 Stock Plan.

Stock-based compensation was recognized and allocated as follows (in thousands):

	For the Three Months Ended
	March 31,
	2012	2011
Cost of sales	$(71)	$185
Research and development	327	313
Selling, general and administrative	666	903
Total	$922	$1,401

In the first quarter of 2012, the Company determined there was uncertainty regarding the probability of achieving the long-term incentive plan ("LTIP") performance goal prior to the end of the measurement period and, as a result, did not recognize LTIP expense for the three months ended March 31, 2012.  To achieve the minimum threshold for share vesting under the LTIP, the Company must achieve a minimum level of Non-GAAP earnings per share (including the application of a 20% tax rate as stated in the LTIP versus current financial projections of 5%) on a rolling four quarter basis.  In addition, the Company reversed previously recognized LTIP expense of $0.5 million for a named executive officer and other employees included in our restructuring plan.

Note 13 — Common Stock Repurchase Program

In December 2010, the Board of Directors authorized the repurchase of up to $20 million of the Company's common stock through open-market transactions and privately negotiated transactions from time to time at the discretion of management. The duration of the repurchase program is two years, although it may be extended, suspended or discontinued without prior notice, at the discretion of the Board of Directors. Under the program, the Company repurchased common stock with a value of $3.9 million in 2011, leaving $16.1 million available for future repurchases of the Company's common stock.

Note 14 — Hedging

The Company’s activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates. The Company manages these risks through the use of forward exchange contracts, designated as foreign-currency cash flow hedges, in an attempt to reduce the potentially adverse effects of foreign currency exchange rate fluctuations that occur in the normal course of business. As such, the Company’s hedging activities are all employed solely for risk management purposes. All hedging transactions are conducted with, in the opinion of management, financially stable and reputable financial institutions. As of March 31, 2012 and December 31, 2011, the only hedge instruments executed by the Company are associated with its exposure to fluctuations in the Canadian Dollar and Indian Rupee which result from obligations such as payroll and rent paid in these respective currencies.

These derivatives are recognized on the balance sheet at their fair value. Unrealized gain positions are recorded as other current assets and unrealized loss positions are recorded as other current liabilities. Changes in the fair values of the outstanding derivatives that are highly effective are recorded in other comprehensive income until net income is affected by the variability of the cash flows of the hedged transaction. Typically, hedge ineffectiveness could result when the amount of the Company’s hedge contracts exceed the Company’s forecasted or actual transactions for which the hedge contracts were designed to hedge. Once a hedge contract matures, the associated gain (loss) on the contract will remain in other comprehensive income (loss) until the underlying hedged transaction affects net income (loss), at which time the gain (loss) will be recorded to the expense line item being hedged, which is primarily R&D. The Company only enters into derivative contracts in order to hedge foreign currency exposure, which contracts do not exceed two years from inception. If the Company entered into a contract for speculative reasons or if the Company’s current hedge position becomes ineffective, changes in the fair values of the derivatives would be recognized in earnings in the current period.

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives are expected to remain highly effective in future periods. For the three months ended March 31, 2012 and 2011 and for the year ended December 31, 2011 the Company had no hedge ineffectiveness.

During the three months ended March 31, 2012, the Company entered into 21 new foreign currency forward contracts, with total contractual values of $4.5 million. During the three months ended March 31, 2011, the Company entered into 12 new foreign currency forward contracts, with total contractual values of $2.2 million.

 A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments designated as cash flow hedges at March 31, 2012 is as follows (in thousands):

	Contractual/Notional Amount	Condensed Consolidated Balance Sheet Classification	Estimated Fair Value
Type of Cash Flow Hedge			Asset	(Liability)
Foreign currency forward exchange contracts	$16,079	Other current assets	$36	$(342)
		Other accrued liabilities

A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments designated as cash flow hedges at December 31, 2011 is as follows (in thousands):

	Contractual/Notional Amount	Condensed Consolidated Balance Sheet Classification	Estimated Fair Value
Type of Cash Flow Hedge			Asset	(Liability)
Foreign currency forward exchange contracts	$15,480	Other accrued liabilities	$—	$(647)

The effect of derivative instruments on the consolidated financial statements for the three months ended March 31, 2012 was as follows (in thousands):

	Effective Portion			Ineffective Portion
Type of Cash Flow Hedge	Hedge Gain Recognized in Other Comprehensive Loss	Condensed Consolidated Statements of Operations Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Hedge Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Condensed Consolidated Statements of Operations Classification of Gain (Loss) Recognized	Hedge Gain (Loss) Recognized
Foreign currency forward exchange contracts	$173
		Cost of sales	$(8)	None	$—
		Research and development	9	None	—
		Selling, general and administrative	9	None	—

The effect of derivative instruments on the consolidated financial statements for the three months ended March 31, 2011 was as follows (in thousands):

	Effective Portion			Ineffective Portion
Type of Cash Flow Hedge	Hedge Gain Recognized in Other Comprehensive Loss	Condensed Consolidated Statements of Operations Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Hedge Gain Reclassified from Accumulated Other Comprehensive Income	Condensed Consolidated Statements of Operations Classification of Gain (Loss) Recognized	Hedge Gain (Loss) Recognized
Foreign currency forward exchange contracts	$112
		Cost of sales	$15	None	$—
		Research and development	103	None	—
		Selling, general and administrative	43	None	—

Over the next twelve months, the Company expects to reclassify into earnings a loss of approximately $159,000 currently recorded as other comprehensive loss, as a result of the maturity of currently held forward exchange contracts.

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

Revenues on a product and services basis are as follows (in thousands):

	For the Three Months Ended
	March 31,
	2012	2011
Hardware	$63,481	$68,465
Software royalties and licenses	4,251	1,483
Technical support services	3,531	2,375
Engineering and other services	4,224	1,304
Total revenues	$75,487	$73,627

Generally, the Company's customers are not the end-users of its products. The Company ultimately derives revenues from the four product groups as follows (in thousands):

	For the Three Months Ended
	March 31,
	2012	2011
ATCA Platforms	$37,672	$27,488
COM Express and Rackmount Server	13,150	12,943
Software and Solutions	12,060	3,608
Other Products	12,605	29,588
Total revenues	$75,487	$73,627

Information about the Company’s geographic revenues and long-lived assets by geographical area is as follows (in thousands):

Geographic Revenues

	For the Three Months Ended
	March 31,
	2012	2011
United States	$28,761	$18,706
Other North America	800	340
North America	29,561	19,046
Europe, the Middle East and Africa (“EMEA”)	19,448	25,456
Asia Pacific	26,478	29,125
Total	$75,487	$73,627

Long-lived assets by Geographic Area

	March 31, 2012	December 31, 2011
Property and equipment, net
United States	$9,298	$8,748
Other North America	520	568
EMEA	3,143	2,928
Asia Pacific	3,351	3,122
Total property and equipment, net	$16,312	$15,366
Goodwill
United States	$29,588	$29,588
EMEA	160	160
Total goodwill	$29,748	$29,748
Intangible assets, net
United States	$79,400	$82,975
Other North America	343	386
EMEA	1,554	1,682
Total intangible assets, net	$81,297	$85,043

The following customers accounted for more than 10% of the Company's total revenues:

	For the Three Months Ended
	March 31,
	2012	2011
Nokia Siemens Networks	25.4%	42.4%
Danaher (A)	14.1%	NA

(A)	Fulfilled primarily through NEI which accounted for 83% of the Company's revenues attributable to Danaher.

The following customers accounted for more than 10% of accounts receivable:

	March 31, 2012	December 31, 2011
Nokia Siemens Networks	32.2%	23.4%
Philips Healthcare	10.1%	NA

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
This report contains forward-looking statements including:

•	expectations and goals for revenues, gross margin, research and development expenses ("R&D"), selling, general, and administrative expenses ("SG&A") and profits;

•	the impact of our restructuring events on future operating results;

•	our projected liquidity;

•	future operations and market conditions;

•	industry trends or conditions and the business environment;

•	future levels of inventory and backlog and new products introductions;

•	expected synergies and other expense savings and operational and administrative efficiencies, opportunities, timing, expense and effects of the acquisition of Continuous Computing;

•	financial performance, revenue growth, management changes or other attributes of Radisys following the acquisition; and

•	other statements that are not historical facts.

All statements that relate to future events or to our future performance are forward-looking statements. In some cases, forward-looking statements can be identified by terms such as “may,” “will,” “should,” “expect,” “plans,” “seeks,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “seek to continue,” “consider”, “intends,” or other comparable terminology. These forward-looking statements are made pursuant to safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or our industries’ actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

These factors include, among others, the Company's high degree of customer concentration, the Company's transition to one contract manufacturer and use of the single contract manufacturer in the future for the significant portion of the production of our products, key employee attrition, the anticipated amount and timing of revenues from design wins due to the Company's customers' product development schedule, cancellations or delays, matters affecting the embedded system industry, including changes in industry standards, changes in customer requirements and new product introductions, currency exchange rate fluctuations, changes in tariff and trade policies and other risks associated with foreign operations, actions by regulatory authorities or other third parties, actions by Continuous Computing's former shareholders, costs and difficulties related to integration of acquired businesses, delays, costs and difficulties related to the transaction, market conditions, the Company's ability to successfully manage the transition from 10G to 40G ATCA product technologies, performance and customer acceptance of the Trillium line of products, the combined companies' financial results and performance, satisfaction of closing conditions, and other factors described in "Risk Factors" and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2011, as updated in the subsequent quarterly reports on Form 10-Q. Although forward-looking statements help provide additional information about us, investors should keep in mind that forward-looking statements are only predictions, at a point in time, and are inherently less reliable than historical information.

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

Overview

Radisys Corporation is a leading provider of embedded wireless infrastructure solutions for telecom, aerospace, defense and public safety applications. Radisys' market-leading Advanced Telecommunications Computing Architecture (“ATCA”),

Internet Protocol (“IP”) Media Server, Computer-on-Module (“COM”) Express, Rackmount Server platforms and world-renowned Trillium software coupled with an expert professional services organization and market expertise enable Radisys customers to bring high-value products and services to market faster with lower investment and risk. Radisys solutions are used in a wide variety of 3G & 4G / Long-Term Evolution ("LTE") mobile network applications including: Radio Access Networks ("RAN") solutions from femtocells to picocells and macrocells, wireless core network applications, Deep Packet Inspection ("DPI") and policy management, conferencing and media services including voice, video and data, as well as customized mobile network applications that support the aerospace, defense and public safety markets. Unless required by context, or as otherwise indicated, “we,” “us,” “our” and similar terms, as well as references to the “Company” and “Radisys” refer to Radisys Corporation and include all of our consolidated subsidiaries.

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, in the first quarter of 2012 we changed our revenue reporting to align with how management began assessing revenues in 2012. Specifically, revenue will be disclosed in the following four product groups: ATCA Platforms, COM Express and Rackmount Server Products, Software and Solutions and Other Products. The total ATCA Platforms and Software and Solutions revenue represents the previously disclosed Next Generation Communications Networks revenue; COM Express and Rackmount Server revenue represents most of the previously disclosed Commercial Products revenue and Other Products revenue represents the previously disclosed Legacy Communications revenue as well as previously reported Commercial Products revenue that is not COM Express or Rackmount Server products. We conformed prior period presentation to align our management's discussion and analysis with our new revenue reporting policy.

First Quarter 2012 Summary

•
Revenues increased $1.9 million to $75.5 million for the three months ended March 31, 2012 from $73.6 million for the three months ended March 31, 2011. The increase was primarily the result of an increase in ATCA and Software and Solutions revenue due to the July 2011 acquisition of Continuous Computing Corporation ("Continuous Computing") and design wins ramping into production, offset by an expected decline in Other Products revenue as these hardware centric products trend towards end of life.

•
Our gross margin increased 3.0 percentage points in the three months ended March 31, 2012 to 30.5% from 27.5% of revenue in the three months ended March 31, 2011. The increase reflects favorable product mix and an increase in gross margin on our ATCA products offset by higher intangible asset amortization.

•
R&D expense increased $3.5 million to $12.5 million for the three months ended March 31, 2012 from $9.0 million for the three months ended March 31, 2011 due to the acquisition of Continuous Computing and increased product development costs associated with the development of our 40G ATCA products. These increases were offset by a lower cost structure per employee resulting from the transition of R&D resources to lower cost geographies.

•
SG&A expense increased $1.0 million to $12.0 million for the three months ended March 31, 2012 from $11.0 million for the three months ended March 31, 2011. The increase is the result of our acquisition of Continuous Computing.

•
Cash and cash equivalents decreased $3.9 million to $43.8 million at March 31, 2012 from $47.8 million at December 31, 2011. The decrease in cash and cash equivalents was primarily due to capital expenditures of $3.6 million associated with the build out of our international facilities, other integration related activities associated with the acquisition of Continuous Computing and the addition of 40G ATCA test equipment.

Critical Accounting Policies and Estimates

We reaffirm our critical accounting policies and use of estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes during the three months ended March 31, 2012 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

The following table sets forth certain operating data as a percentage of revenues for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended
	March 31,
	2012	2011
Revenues	100.0%	100.0%
Cost of sales:
Cost of sales	66.3	70.9
Amortization of purchased technology	3.2	1.6
Total cost of sales	69.5	72.5
Gross margin	30.5	27.5
Research and development	16.6	12.2
Selling, general, and administrative	15.9	15.0
Intangible asset amortization	1.7	0.3
Restructuring and acquisition-related charges, net	1.9	0.1
Loss from operations	(5.6)	(0.1)
Interest expense	(0.6)	(0.7)
Interest income	—	0.1
Other income (expense), net	0.2	(0.1)
Loss before income tax expense (benefit)	(6.0)	(0.8)
Income tax expense (benefit)	0.4	(0.1)
Net loss	(6.4)%	(0.7)%

Revenues

The following table sets forth our revenues by market (in thousands) for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended
	March 31,
	2012	2011	Change
ATCA Platforms ("ATCA")	$37,672	$27,488	37.0%
COM Express and Rackmount Server	13,150	12,943	1.6
Software and Solutions	12,060	3,608	234.3
Other Products	12,605	29,588	(57.4)
Total revenues	$75,487	$73,627	2.5%

Revenues in the ATCA product group increased $10.2 million to $37.7 million for the three months ended March 31, 2012 from $27.5 million for the three months ended March 31, 2011 due to increases from the July 2011 acquisition of Continuous Computing and design wins ramping into production.

Revenues in the COM Express and Rackmount Server product group increased slightly to $13.2 million for the three months ended March 31, 2012 from $12.9 million for the three months ended March 31, 2011 due to an increase in Rackmount Server revenue and offset by a decrease in COM Express revenue. We expect revenues from the Rackmount Server product line to decline in 2012; however, in 2011 we began reinvesting in this product line and expect revenue growth to resume in 2013.

Revenues in the Software and Solutions product group increased $8.5 million to $12.1 million for the three months ended March 31, 2012 from $3.6 million for the three months ended March 31, 2011. The increase in revenue reflects the addition of Trillium products as a result of the acquisition of Continuous Computing and an increase in media server revenue due to the timing of deployments with our largest customer.

Revenues in the Other Products product group decreased $17.0 million to $12.6 million for the three months ended March 31, 2012 from $29.6 million for the three months ended March 31, 2011 as these hardware centric products trend towards end of life.

Revenue by Geography

The following tables outline overall revenue dollars and the percentage of revenues, by geographic region, for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended
	March 31,
	2012	2011	Change
North America	$29,561	$19,046	55.2%
Europe, the Middle East and Africa ("EMEA")	19,448	25,456	(23.6)
Asia Pacific	26,478	29,125	(9.1)
Total	$75,487	$73,627	2.5%

	For the Three Months Ended
	March 31,
	2012	2011
North America	39.1%	25.9%
EMEA	25.8	34.6
Asia Pacific	35.1	39.5
Total	100.0%	100.0%

North America. Revenues from the North America region increased $10.5 million to $29.6 million for the three months ended March 31, 2012 from $19.0 million for the three months ended March 31, 2011. The increase in overall revenues from North America was attributable to an increase in our ATCA and Software and Solutions revenue due to the acquisition of Continuous Computing and design wins ramping into production offset by an expected decline in Other Products revenue.

EMEA. Revenues from the EMEA region decreased $6.0 million to $19.4 million for the three months ended March 31, 2012 from $25.5 million for the three months ended March 31, 2011. The decrease reflects a $6.7 million decrease in revenues from Other Products as these hardware centric products trend towards end of life. These decreases were offset by a $5.0 million increase in Software and Solutions revenue due to timing of customer deployments and the acquisition of Continuous Computing.

Asia Pacific. Revenues from the Asia Pacific region decreased $2.6 million to $26.5 million for the three months ended March 31, 2012 from $29.1 million in the same period of 2011. The decrease reflects a $7.0 million decrease in Other Products revenue due to an expected decline in revenues as these hardware centric products trend towards end of life. This decrease was offset by a $4.0 million increase in ATCA revenue and a $0.8 million increase in Software and Solutions revenue due to the acquisition of Continuous Computing and timing of customer deployments.

We currently expect continued fluctuations in the percentage of revenue from each geographic region. Additionally, we expect non-U.S. revenues to remain a significant portion of our revenues.

Gross Margin

Gross margin as a percentage of revenues increased 3.0 percentage points to 30.5% for the three months ended March 31, 2012 from 27.5% for the three months ended March 31, 2011. Gross margin was favorably impacted by product mix and increased gross margins associated with our ATCA products, offset by higher amortization of purchased technology.

For the three months ended March 31, 2012, gross margin was favorably impacted as our higher margin ATCA and Software and Solutions products comprised a larger share of our revenues, compared to same period in 2011, as a result of the revenue associated with products from the acquisition of Continuous Computing and timing of customer deployments. Gross margin on our ATCA products increased due to customer mix within ATCA products group as our largest customer represented a smaller share of our total revenue. Amortization of purchased technology for the three months ended March 31, 2012, increased $1.3 million to $2.4 million from $1.2 million in the same prior-year period due to the acquisition of Continuous Computing and offset by decreased amortization due to previously acquired purchased-technology licenses that have become fully amortized.

Operating Expenses

The following table summarizes our operating expenses (in thousands) for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended
	March 31,
	2012	2011	Change
Research and development	$12,546	$9,007	39.3%
Selling, general and administrative	12,000	11,035	8.7
Intangible asset amortization	1,304	192	579.2
Restructuring and acquisition-related charges, net	1,444	40	NM
Total	$27,294	$20,274	34.6%

Research and Development

R&D expenses consist primarily of salary, bonuses and benefits for product development staff, and cost of design and development supplies and equipment, net of reimbursements for nonrecurring engineering services. Total R&D headcount was 479 and 236 as of March 31, 2012 and 2011. R&D expenses increased $3.5 million to $12.5 million for the three months ended March 31, 2012 from $9.0 million for the three months ended March 31, 2011 reflecting an increase in headcount as a result of the acquisition of Continuous Computing and higher product development costs associated with the development of 40G ATCA product introductions. These increases were offset by a decreased cost structure per employee as we have transitioned additional R&D resources to lower cost geographies.

Selling, General, and Administrative

SG&A expenses consist primarily of salary, commissions, bonuses and benefits for sales, marketing, executive and administrative personnel, as well as professional services and costs of other general corporate activities. Total SG&A headcount was 222 and 178 as of March 31, 2012 and 2011. SG&A expenses increased $1.0 million to $12.0 million for the three months ended March 31, 2012 from $11.0 million for the same period in 2011. The increase in SG&A expenses for the three months ended March 31, 2012 reflects an increase in payroll and payroll-related costs due to an increase in headcount as a result of the acquisition of Continuous Computing. In addition, commissions increased $0.4 million due to increased design win activity and the increase in sales personnel associated with the acquisition of Continuous Computing.

Intangible Asset Amortization

Intangible asset amortization increased $1.1 million to $1.3 million for the three months ended March 31, 2012 from $192,000 for the same period in 2011. Intangible asset amortization increased primarily due to the acquisition of Continuous Computing and offset by a decrease in amortization resulting from final amortization of intangible assets associated with our acquisition of Convedia Corporation. We perform reviews for impairment of the purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

The increase in restructuring and acquisition-related charges, net for the three months ended March 31, 2012 is due to expenses associated with our acquisition of Continuous Computing. Integration-related costs of $0.8 million include $0.5 million associated with the overlap of notified employees as we transition our R&D activities to lower cost geographies and $0.3 million for the accretion of the earnout liability. Net restructuring activities of $0.6 million include severance for a named executive officer and continued charges under the Continuous Computing restructuring plan.

Stock-based Compensation Expense

Included within costs of sales, R&D and SG&A are expenses associated with stock-based compensation. Stock-based compensation expense consists of amortization of stock-based compensation associated with unvested stock options, restricted stock units and the employee stock purchase plan (“ESPP”).

We incurred and recognized stock-based compensation expense as follows (in thousands):

	For the Three Months Ended
	March 31,
	2012	2011	Change
Cost of sales	$(71)	$185	(138.4)%
Research and development	327	313	4.5
Selling, general and administrative	666	903	(26.2)
Total	$922	$1,401	(34.2)%

Stock-based compensation expense for the three months ended March 31, 2012 decreased over the comparable period due primarily to a decrease in long-term incentive plan ("LTIP") expense. In the first quarter of 2012, the Company determined there was uncertainty regarding the probability of achieving the LTIP performance goal prior to the end of the measurement period and, as a result, did not recognize LTIP expense for the three months ended March 31, 2012.  To achieve the minimum threshold for share vesting under the LTIP, the Company must achieve a minimum level of Non-GAAP earnings per share (including the application of a 20% tax rate as stated in the LTIP versus current financial projections of 5%) on a rolling four quarter basis.  In addition, the Company reversed previously recognized LTIP expense of $0.5 million for a named executive officer and other employees included in our restructuring plan. These decreases were offset by additional expense for awards associated with the acquisition of Continuous Computing.
Non-Operating Expenses

The following table summarizes our non-operating expenses (in thousands):

	For the Three Months Ended
	March 31,
	2012	2011	Change
Interest expense	$(421)	$(496)	(15.1)%
Other income (expense), net	164	(37)	(543.2)
Total	$(257)	$(533)	(51.8)%

Interest Expense

Interest expense includes interest incurred on our convertible notes and our lines of credit. The decrease in interest expense during the three months ended March 31, 2012, compared to the same period in 2011, was due to the December 2011 repurchase of $5.0 million of our 2013 convertible senior notes.

Other Income (Expense), Net

For the three months ended March 31, 2012, other income (expense), net increased $0.2 million primarily as a result of the strengthening of the US Dollar ("USD") against currencies of our non-USD functional currency subsidiaries and the recognition of forward points associated with our hedge contracts for the Indian Rupee.

Income Tax Provision

We recorded tax expense of $0.3 million for the three months ended March 31, 2012 and a tax benefit of $49,000 for the three months ended March 31, 2011. Our effective tax rates for the three months ended March 31, 2012 and 2011 were (6.8%) and 8.5%.  The effective tax rate fluctuations are due to the jurisdictions in which pretax income (loss) is being earned and income tax rate differences between the jurisdictions.

Liquidity and Capital Resources

The following table summarizes selected financial information as of the dates indicated and for the three months ended March 31, 2012 and 2011 and for the year ended December 31, 2011:

	March 31, 2012	December 31, 2011	March 31, 2011
	(Dollar amounts in thousands)
Cash and cash equivalents	$43,841	$47,770	$132,795
Working capital	$25,858	$70,580	$148,640
Accounts receivable, net	$47,272	$49,212	$48,055
Inventories, net	$22,058	$27,011	$14,960
Accounts payable	$36,081	$37,874	$37,105
2013 convertible senior notes	$45,000	$45,000	$50,000

Cash Flows

Cash and cash equivalents decreased by $3.9 million to $43.8 million at March 31, 2012 from $47.8 million at December 31, 2011. As of March 31, 2012, the amount of cash held by foreign subsidiaries was $25.3 million. If these funds are needed for our operations in the U.S., we would be required to accrue U.S. taxes to repatriate these funds. Our intent is to permanently reinvest these funds outside the U.S.; however, if needed, we may repatriate these funds for use in our U.S. operations although our current plans do not require any repatriation of these funds. Any repatriation may not result in actual cash payments as the taxable event would likely be offset by the utilization of then-available net operating losses and tax credits.

Activities impacting cash and cash equivalents were as follows:

	For the Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Operating Activities
Net loss	$(4,815)	$(529)
Non-cash adjustments	7,279	4,619
Changes in working capital	(3,326)	1,796
Cash provided by (used in) operating activities	(862)	5,886
Cash used in investing activities	(3,574)	(1,461)
Cash provided by (used in) financing activities	417	(839)
Effects of exchange rate changes	90	131
Net increase (decrease) in cash and cash equivalents	$(3,929)	$3,717

Cash used in operating activities in the three months ended March 31, 2012 was $0.9 million and consisted of a net loss of $4.8 million, adjustments for non-cash items of $7.3 million and cash used in working capital and other activities of $3.3 million. For the three months ended March 31, 2012 primary drivers to changes in our working capital consisted of the following:

•	Inventories decreased $5.0 million due to our continued focus on reducing our buffer stock inventory that was built up in anticipation of our transition to one contract manufacturer.

•	Net trade accounts receivable decreased $1.9 million primarily as the result of decreased revenues and the timing of our shipments.

•	Accrued wages and bonuses decreased $3.6 million due to payment of the 2011 incentive compensation plan and timing of payroll-related accruals.

•
Deferred income decreased $3.4 million due to recognition of revenues on prior-period customer billings as the undelivered elements or acceptance provisions contained in certain arrangements were satisfied. In addition, we recognized $2.3 million of previously deferred revenue related to one of our distributors resulting from a change in the terms of our agreement with the distributor.

Cash provided by operating activities in the three months ended March 31, 2011 was $5.9 million and consisted of a net loss of $0.5 million, adjustments for non-cash items of $4.6 million and cash provided by working capital and other activities of $1.8 million. For the three months ended March 31, 2011 primary drivers to changes in our working capital consisted of the following:

•	Net trade accounts receivable increased $5.2 million primarily as a result of increased revenue and an increase in days sales outstanding.

•	Accounts payable increased $7.9 million as a result of our cash management and timing of vendor payments.

•	Deferred income increased $2.5 million as the result of billings that were not recognized as income due to undelivered elements or acceptance provisions associated with certain arrangements.

Cash used in investing activities in the three months ended March 31, 2012 of $3.6 million was due to capital expenditures related principally to capitalization of costs associated with integrating Continuous Computing into our enterprise resource planning system ("ERP"), the build out of our international facilities and the addition of 40G test equipment.

Cash used in investing activities in the three months ended March 31, 2011 of $1.5 million was attributable to $1.0 million in capital expenditures principally for infrastructure to support our contract manufacturing model as well as our transfer to one contract manufacturer and $0.5 million for the purchase of other assets.

Cash provided by financing activities in the three months ended March 31, 2012 of $0.4 million reflects cash received for net payments related to stock-based award activities. Cash used in financing activities in the three months ended March 31, 2011 of $0.8 million was primarily driven by repurchases of our common stock of $1.3 million under the Company's repurchase program and partially offset by cash received for net payments related to stock-based award activities of $0.5 million.

As of March 31, 2012 and December 31, 2011, working capital was $25.9 million and $70.6 million. The decrease in our working capital from December 31, 2011 is primarily due to the reclassification of our 2013 convertible senior notes to current liabilities. The 2013 convertible senior notes mature on February 15, 2013.

Lines of Credit

Silicon Valley Bank

We have a $40.0 million secured revolving line of credit agreement (as amended, the “Agreement”) with Silicon Valley Bank (“SVB”) maturing on September 30, 2014. The secured revolving credit facility is available for cash borrowings, with $20.0 million of the Agreement available on a non-formula basis and the remaining $20.0 million subject to a borrowing formula based upon eligible accounts receivable. Eligible accounts receivable (as defined in the Agreement) include 80% of US and 65% of foreign accounts receivable for our U.S. companies, limited to concentration by certain customers, not greater than 60 days past due and no greater than 120 days from original invoice date. Borrowings under the Agreement bear interest at the prime rate, which was 3.25% as of March 31, 2012, or LIBOR, which was 0.24% as of March 31, 2012, plus 1.25%, with either interest rate determined at our election. We are required to make interest payments monthly. In addition, we are required to pay a commitment fee equal to $35,000 on the closing date of the Agreement and annually thereafter and to pay quarterly in arrears an unused facility fee in an amount equal to 0.375% per year of the unused amount of the facility.

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

As of March 31, 2012 and December 31, 2011, we had no outstanding balances or letters of credit issued on its behalf under the Agreement. At March 31, 2012, we had $40.0 million of available capacity under the Agreement. As of March 31, 2012, we were in compliance with all covenants.

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

As of March 31, 2012 and December 31, 2011, we had outstanding 2013 convertible senior notes with a face value of $45.0 million. At March 31, 2012, the Company's 2013 convertible senior notes were classified as current liabilities in the Condensed Consolidated Balance Sheets. We are currently considering several options for refinancing the 2013 convertible senior notes, including new debt issuances, open market repurchases, exchange offers, and other transactions.

Contractual Obligations

Our contractual obligations as of December 31, 2011 are summarized in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations," of the Company's Annual Report on Form 10-K for the year ended December 31, 2011. For the three months ended March 31, 2012, there have been no material changes in our contractual obligations, except for agreements entered into regarding new foreign currency forward contracts with total contractual values of $4.5 million that mature through 2013 and the classification of our 2013 convertible senior notes as current liabilities in the Condensed Consolidated Balance Sheets.

We have approximately $3.2 million associated with unrecognized tax benefits. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but do not believe the ultimate settlement of our obligations will materially affect our liquidity.

Off-Balance Sheet Arrangements

We do not engage in any activity involving special purpose entities or off-balance sheet financing.

Liquidity Outlook

At March 31, 2012, our cash and cash equivalents amounted to $43.8 million. We believe that our current cash and cash equivalents, the cash generated from operations and our line of credit facility will satisfy our short and long-term expected working capital needs, capital expenditures, acquisitions, stock repurchases, convertible debt repayment and other liquidity requirements associated with our existing business operations.

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

Based on our policy, we have established a foreign currency exposure management program which uses derivative foreign exchange contracts to address nonfunctional currency exposures. In order to reduce the potentially adverse effects of foreign currency exchange rate fluctuations, we have entered into forward exchange contracts. These hedging transactions limit our exposure to changes in the U.S. Dollar to the Canadian Dollar and Indian Rupee exchange rates, and as of March 31, 2012 the total notional or contractual value of the contracts we held was $16.1 million. These contracts will mature over the next 20 months.

Holding other variables constant, a 10% adverse fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Canadian Dollar would require an adjustment of $0.4 million, reversing our Canadian Dollar hedge asset and creating a liability as of March 31, 2012, in the amount of $0.4 million. A 10% favorable fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Canadian Dollar would require an adjustment of $0.5 million and increase our Canadian Dollar hedge asset as of March 31, 2012, to $0.5 million. We do not expect a 10% fluctuation to have any impact on our operating results as the underlying hedged transactions will move in an equal and opposite direction. If there is an unfavorable movement in the Canadian Dollar relative to our hedged positions this would be offset by reduced expenses, after conversion to the U.S. Dollar, associated with obligations paid for in the Canadian Dollar.

Holding other variables constant, a 10% adverse fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Indian Rupee would require an adjustment of $0.9 million and increase our Indian Rupee hedge liability as of March 31, 2012, to $1.3 million. A 10% favorable fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Indian Rupee would result in an adjustment of $1.5 million, reversing our Indian Rupee hedge liability and creating a hedge asset as of March 31, 2012, in the amount of $1.1 million. We do not expect a 10% fluctuation to have any impact on our operating results as the underlying hedged transactions will move in an equal and opposite direction. If there is an unfavorable movement in the Indian Rupee relative to our hedged positions this would be offset by reduced expenses, after conversion to the U.S. Dollar, associated with obligations paid for in the Indian Rupee.

Convertible Notes. The fair value of the 2013 convertible senior notes is sensitive to interest rate changes as well as changes in our stock price. Interest rate changes would result in an increase or decrease in the fair value of the 2013 convertible senior notes due to differences between market interest rates and rates in effect at the inception of the obligation. Fluctuations in our stock price would result in an increase or decrease in the fair value of the 2013 convertible senior notes due to the value of the notes derived from the conversion feature. Unless we elect to repurchase our 2013 convertible senior notes in the open market, changes in the fair value of the 2013 convertible senior notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of the 2013 convertible senior notes was $44.3 million and $41.8 million at March 31, 2012 and December 31, 2011.

Item 4. Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective.

During our most recent fiscal quarter ended March 31, 2012, no change occurred in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company acquired Continuous Computing Corporation (“Continuous Computing”) during 2011, and management has excluded Continuous Computing from its assessment of the effectiveness of the Company's internal control over financial reporting as of March 31, 2012, Continuous Computing's internal control over financial reporting associated with total assets of $116.6 million, or 41.3% of our consolidated total assets (of which $108.5 million or 38.5% represents goodwill and intangible assets included within the scope of our assessment), and total revenues of $14.3 million, or 19.1% of our consolidated revenues, included in the condensed consolidated financial statements (unaudited) as of and for the period ended March 31, 2012.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There are many factors that affect our business and the results of our operations, many of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors and Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in this report and our Annual Report on Form 10-K for the year ended December 31, 2011 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6. Exhibits

(a) Exhibits

Exhibit No	Description
2.1
Agreement and Plan of Merger, dated May 2, 2011, by and among the Company, RadiSys Holdings, Inc., Continuous Computing Corporation and Shareholder Representative Services LLC. Incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K filed on May 3, 2011 (SEC File No. 000-26844).

2.2
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

**
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADISYS CORPORATION
Dated:	May 4, 2012	By:	/s/ Michel Dagenais
Michel Dagenais
Chief Executive Officer

Dated:	May 4, 2012	By:	/s/ Brian Bronson
Brian Bronson
President, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No	Description
2.1
Agreement and Plan of Merger, dated May 2, 2011, by and among the Company, RadiSys Holdings, Inc., Continuous Computing Corporation and Shareholder Representative Services LLC. Incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K filed on May 3, 2011 (SEC File No. 000-26844).

2.2
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

**
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.