Form 10-Q
period 2012-06-30
RADISYS CORP
filed 2012-08-03
CIK 873044

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	0-26844

RADISYS CORPORATION
(Exact name of registrant as specified in its charter)

OREGON	93-0945232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5435 N.E. Dawson Creek Drive, Hillsboro, OR	97124
(Address of principal executive offices)	(Zip Code)

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

Number of shares of common stock outstanding as of August 1, 2012: 28,212,932

RADISYS CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues	$77,584	$79,856	$153,071	$153,483
Cost of sales:
Cost of sales	48,542	54,933	98,547	107,167
Amortization of purchased technology	2,391	1,163	4,833	2,327
Total cost of sales	50,933	56,096	103,380	109,494
Gross margin	26,651	23,760	49,691	43,989
Research and development	11,713	9,600	24,259	18,607
Selling, general and administrative	10,173	10,875	22,173	21,910
Intangible asset amortization	1,304	192	2,608	384
Restructuring and acquisition-related charges, net	1,039	2,481	2,483	2,521
Income (loss) from operations	2,422	612	(1,832)	567
Interest expense	(422)	(456)	(843)	(952)
Other income (expense), net	126	(12)	290	(49)
Income (loss) before income tax expense (benefit)	2,126	144	(2,385)	(434)
Income tax expense (benefit)	819	(46)	1,123	(95)
Net income (loss)	$1,307	$190	$(3,508)	$(339)
Net income (loss) per share:
Basic	$0.05	$0.01	$(0.13)	$(0.01)
Diluted	$0.05	$0.01	$(0.13)	$(0.01)
Weighted average shares outstanding:
Basic	26,759	24,334	26,708	24,341
Diluted	28,256	24,475	26,708	24,341

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income (loss)	1,307	190	$(3,508)	$(339)
Other comprehensive income (loss):
Translation adjustments	(769)	125	(549)	256
Net adjustment for fair value of hedge derivatives (A)	(846)	(55)	(673)	57
Other comprehensive income (loss)	(1,615)	70	(1,222)	313
Comprehensive income (loss)	$(308)	$260	$(4,730)	$(26)

(A)
For the three months ended June 30, 2012 and 2011, the amounts are net of deferred taxes of $(5) and $10 and for the six months ended June 30, 2012 and 2011 the amounts are net of deferred taxes of $24 and $48.

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	June 30, 2012	December 31, 2011 (A)

ASSETS
Current assets:
Cash and cash equivalents	$45,852	$47,770
Accounts receivable, net	48,385	49,212
Other receivables	3,405	4,036
Inventories, net	22,638	27,011
Inventory deposit, net	8,102	8,443
Other current assets	5,631	5,080
Deferred tax assets, net	5,165	5,507
Total current assets	139,178	147,059
Property and equipment, net	15,998	15,366
Goodwill	29,748	29,748
Intangible assets, net	77,603	85,043
Long-term deferred tax assets, net	12,266	12,266
Other assets	7,358	7,791
Total assets	$282,151	$297,273

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,347	$37,874
Accrued wages and bonuses	7,507	10,808
Deferred income	8,730	11,602
Convertible senior notes	27,000	—
Other accrued liabilities	11,931	16,195
Total current liabilities	93,515	76,479
Long-term liabilities:
Convertible senior notes	18,000	45,000
Other long-term liabilities	8,420	9,061
Total long-term liabilities	26,420	54,061
Total liabilities	119,935	130,540
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock — no par value, 100,000 shares authorized; 28,173 and 27,949 shares issued and outstanding at June 30, 2012 and December 31, 2011	301,438	301,225
Accumulated deficit	(139,720)	(136,212)
Accumulated other comprehensive income:
Cumulative translation adjustments	1,945	2,494
Unrealized loss on hedge instruments	(1,447)	(774)
Total accumulated other comprehensive income	498	1,720
Total shareholders’ equity	162,216	166,733
Total liabilities and shareholders’ equity	$282,151	$297,273

(A)
As adjusted to reflect the impact of additional tax-related adjustments to the Company's purchase accounting for Continuous Computing in accordance with ASC 805-10 "Business Combinations". See Note 2 — Acquisitions for additional information.

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(3,508)	$(339)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,108	4,990
Inventory valuation allowance	1,031	822
Deferred income taxes	380	(69)
Non-cash interest expense	222	224
Loss on disposal of property and equipment	102	107
Stock-based compensation expense	(584)	2,137
Other	356	243
Changes in operating assets and liabilities:
Accounts receivable	824	(5,893)
Other receivables	536	(1,399)
Inventories	3,276	(997)
Inventory deposit	341	(1,190)
Other current assets	(129)	570
Accounts payable	979	8,513
Accrued wages and bonuses	(3,235)	(212)
Accrued restructuring	(2,183)	(88)
Deferred income	(3,172)	2,851
Other accrued liabilities	(3,090)	(777)
Net cash provided by operating activities	3,254	9,493
Cash flows from investing activities:
Capital expenditures	(5,831)	(2,142)
Purchase of long-term assets	—	(500)
Net cash used in investing activities	(5,831)	(2,642)
Cash flows from financing activities:
Repurchases of common stock	—	(1,258)
Proceeds from issuance of common stock	810	914
Other financing activities	(42)	(147)
Net cash provided by (used in) financing activities	768	(491)
Effect of exchange rate changes on cash	(109)	194
Net increase (decrease) in cash and cash equivalents	(1,918)	6,554
Cash and cash equivalents, beginning of period	47,770	129,078
Cash and cash equivalents, end of period	$45,852	$135,632
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$619	$688
Income taxes	$624	$355
The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Significant Accounting Policies

Radisys Corporation (the “Company” or “Radisys”) has adhered to the accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2011 in preparing the accompanying interim consolidated financial statements. The preparation of these statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Additionally, the accompanying financial data as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

The financial information included herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for interim periods.

Note 2 — Acquisitions

During the six months ended June 30, 2012, the Company revised the purchase price allocation for the acquisition of Continuous Computing Corporation ("Continuous Computing") as a result of final measurement period adjustments. This revision is the result of finalizing the accounting for certain tax matters, which was completed during the three months ended March 31, 2012. These adjustments resulted in an additional release of the Company's valuation allowance provided against its U.S. net deferred tax assets, which results in additional deferred tax benefit reported in third-quarter 2011 financial information of approximately $2.7 million. As required by ASC 805-10, the Company's December 31, 2011 balance sheet has been revised to reflect the impact of these measurement period adjustments.

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

The following table summarizes the fair value measurements for the Company's financial instruments (in thousands):

	Fair Value Measurements as of June 30, 2012
	Total	Level 1	Level 2	Level 3
Cash surrender value of life insurance contracts	$3,450	$—	$3,450	$—
Foreign currency forward contracts	(1,119)	—	(1,119)	—
Contingent consideration liability	(6,556)	—	—	(6,556)
Total	$(4,225)	$—	$2,331	$(6,556)

	Fair Value Measurements as of December 31, 2011
	Total	Level 1	Level 2	Level 3
Cash surrender value of life insurance contracts	$3,394	$—	$3,394	$—
Foreign currency forward contracts	(647)	—	(647)	—
Contingent consideration liability	(7,594)	$—	$—	(7,594)
Total	$(4,847)	$—	$2,747	$(7,594)

The following table summarizes our Level 3 activity for the Company's contingent consideration liability (in thousands):

Level 3
Balance at December 31, 2011	$7,594
Change in estimate	(1,562)
Accretion	524
Balance at June 30, 2012	$6,556
The Company records all changes in estimate and accretion on the contingent consideration liability to restructuring and acquisition-related charges, net in the Condensed Consolidated Statements of Operations. Of the $6.6 million contingent consideration liability, $0.6 million is recorded in other accrued liabilities and $6.0 million is recorded in other long-term liabilities on our Condensed Consolidated Balance Sheet at June 30, 2012.

Note 4 — Accounts Receivable and Other Receivables

Accounts receivable consists of sales to the Company's customers which are generally based on standard terms and conditions. Accounts receivable balances consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Accounts receivable, gross	$49,177	$50,040
Less: allowance for doubtful accounts	(792)	(828)
Accounts receivable, net	$48,385	$49,212

As of June 30, 2012 and December 31, 2011, the balance in other receivables was $3.4 million and $4.0 million. Other receivables consisted primarily of non-trade receivables including receivables for value-added taxes and inventory transferred to the Company's contract manufacturing partners on which the Company does not recognize revenue. In addition, at December 31, 2011 other receivables included $1.3 million for a sale of components partially fulfilled in 2011 which were not invoiced until the first quarter of 2012 when the remaining components were shipped.

Note 5 — Inventories

Inventories consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Raw materials	$10,385	$10,925
Work-in-process	705	599
Finished goods	14,012	20,127
	25,102	31,651
Less: inventory valuation allowance	(2,464)	(4,640)
Inventories, net	$22,638	$27,011

	June 30, 2012	December 31, 2011
Inventory deposit (A)	$11,091	$11,578
Less: inventory deposit valuation allowance	(2,989)	(3,135)
Inventory deposit, net	$8,102	$8,443

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

Consigned inventory is held at third-party locations, including the Company's contract manufacturing partners and customers. The Company retains title to the inventory until purchased by the third-party. Consigned inventory, consisting of raw materials and finished goods, was $0.7 million and $3.8 million at June 30, 2012 and December 31, 2011.

The Company recorded the following charges associated with the valuation of inventory, inventory deposit and the adverse purchase commitment liability (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Inventory, net	$578	$364	$1,031	$822
Inventory deposit, net	64	193	363	408
Adverse purchase commitments	(102)	546	(28)	797

Note 6 — Accrued Restructuring

Accrued restructuring, which is included in other accrued liabilities in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
2009 restructuring charges	$—	$84
Fourth quarter 2010 restructuring charge	22	218
Continuous Computing restructuring	664	3,900
2012 lease abandonment charge	1,333	—
Total accrued restructuring charges	$2,019	$4,202

The Company evaluates the adequacy of the accrued restructuring charges on a quarterly basis. Reversals are recorded in the period in which the Company determines that expected restructuring obligations are less than the amounts accrued.

2009 Restructurings

During 2012, all remaining activities related to the 2009 plan were completed.

Fourth Quarter 2010 Restructuring

During the six months ended June 30, 2012, the Company recorded a net reversal of $4,000 for previously estimated amounts associated with the fourth quarter 2010 restructuring plan. The activity reflects the re-assignment of employees initially included in the plan and changes in previously estimated amounts for employee severance and associated payroll costs.

The following table summarizes the changes to the fourth quarter 2010 restructuring costs during the six months ended June 30, 2012, (in thousands):

Employee Termination and Related Costs
Balance accrued as of December 31, 2011	$218
Additions	15
Reversals	(19)
Expenditures	(192)
Balance accrued as of June 30, 2012	$22

Continuous Computing Related Restructuring

In the second quarter of 2011, the Company initiated a restructuring plan associated with the acquisition of Continuous Computing. The plan included the identification of 117 positions at various locations that will be eliminated. The primary intent of these integration activities was to eliminate the staffing redundancies that resulted from the Company's acquisition of Continuous Computing. In addition, these integration activities align with the Company's corporate objective to transfer a significant portion of its research and development activities to lower cost geographies. To date, under this plan, the Company has incurred restructuring costs of $5.9 million, which consisted of severance and related payroll costs as well as healthcare benefits and legal fees. The Company expects additional charges associated with the restructuring plan to be substantially complete by the third quarter of 2012.

During the six months ended June 30, 2012, under the Continuous Computing restructuring plan, the Company recorded net expense of $0.9 million for the severance of a named executive officer and various other employees, net of the reduction resulting from the re-assignment of employees initially included in the plan and changes in previously estimated amounts for employee severance and associated payroll costs.

The following table summarizes activity associated with the Continuous Computing restructuring plan during the six months ended June 30, 2012, (in thousands):

Employee Termination and Related Costs
Balance accrued as of December 31, 2011	$3,900
Additions	1,032
Reversals	(165)
Expenditures	(4,103)
Balance accrued as of June 30, 2012	$664

2012 Lease Abandonments

During the six months ended June 30, 2012 the Company recorded charges of $1.3 million related to the abandonment of two leased facilities. The charges recorded represent the present value of the remaining rental obligations and lease exit charges for these facilities, offset by estimated sublease income during the remaining lease term.

The following table summarizes the activity associated with the 2012 lease abandonments restructuring costs during the six months ended June 30, 2012, (in thousands):

Lease Charges
Additions	$1,333
Balance accrued as of June 30, 2012	$1,333

Note 7 — Short-Term Borrowings

Silicon Valley Bank

The Company has a $40.0 million secured revolving line of credit agreement (as amended, the “Agreement”) with Silicon Valley Bank (“SVB”) maturing on September 30, 2014. The secured revolving credit facility is available for cash borrowings, with $20.0 million of the Agreement available on a non-formula basis and the remaining $20.0 million subject to a borrowing formula based upon eligible accounts receivable. Eligible accounts receivable (as defined in the Agreement) include 80% of US and 65% of foreign accounts receivable for our U.S. companies, limited to concentration by certain customers, not greater than 60 days past due and no greater than 120 days from original invoice date. Borrowings under the Agreement bear interest at the prime rate, which was 3.25% as of June 30, 2012, or LIBOR, which was 0.24% as of June 30, 2012, plus 1.25%, with either interest rate determined by the Company's election. The Company is required to make interest payments monthly. The Company was further required to pay a commitment fee equal to $35,000 on the closing date of the Agreement and annually thereafter and to pay quarterly in arrears an unused facility fee in an amount equal to 0.375% per year of the unused amount of the facility.

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

•
minimum two quarter positive rolling EBITDA (earnings before interest, taxes, depreciation, amortization, stock based compensation, goodwill impairment charges, and non-cash restructuring and integration expenses associated with the acquisition of Continuous Computing) of $3.0 million beginning with the quarter ending December 31, 2012. Prior to December 31, 2012, the minimum two quarter rolling EBITDA requirements increase on a quarterly basis with the quarter ending September 30, 2011 as follows: ($8.3) million, $(8.5) million ($2.1) million, ($0.5) million and $2.0 million; and

•	capital expenditures may not exceed $20.0 million during the period January 1, 2011 to December 31, 2012 and $8.0 million in subsequent years.

As of June 30, 2012 and December 31, 2011, the Company had no outstanding balances or letters of credit issued on its behalf under the Agreement. At June 30, 2012, the Company had $40.0 million of available capacity under the Agreement. As of June 30, 2012, the Company was in compliance with all covenants.

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

The following table outlines the effective interest rate, contractually stated interest costs, and costs related to the amortization of issuance costs for the Company's 2013 convertible senior notes:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Effective interest rate	3.73%	3.64%	3.73%	3.64%
Contractually stated interest costs	$309	$344	$618	$688
Amortization of interest costs	$111	$112	$221	$224

During the six months ended June 30, 2012, the Company exchanged, in a private offering, $18.0 million aggregate principal amount of the 2013 convertible senior notes for $18.0 million aggregate principal amount of 4.50% convertible senior notes due 2015 (the “2015 convertible senior notes”). The Company accounted for the exchange in accordance with the relevant accounting guidance for debt exchanges and modifications. Refer below for further details of the 2015 convertible senior notes.

2015 Convertible Senior Notes

On June 20, 2012, the Company entered into subscription agreements with certain holders of the Company's 2013 convertible senior notes. Pursuant to the subscription agreements, on June 29, 2012 the Company exchanged $18.0 million aggregate principal amount of the 2013 convertible senior notes for $18.0 million aggregate principal amount of the Company's 2015 convertible senior notes. The 2015 convertible senior notes mature on February 15, 2015. Holders of the 2015 convertible senior notes may convert their notes into a number of shares of the Company's common stock determined as set forth in the indenture governing the notes at their option on any day to and including the business day prior to the maturity date. The 2015 convertible senior notes are initially convertible into 117.2333 shares of the Company's common stock per $1,000 principal amount of the notes (which is equivalent to a conversion price of approximately $8.53 per share), subject to adjustment upon the occurrence of certain events. Upon the occurrence of a fundamental change, holders of the 2015 convertible senior notes may require the Company to repurchase some or all of their notes for cash at a price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any. In addition, if certain fundamental changes occur, the Company may be required in certain circumstances to increase the conversion rate for any 2015 convertible senior notes converted in connection with such fundamental changes by a specified number of shares of the Company's common stock. The 2015 convertible senior notes are the Company's general unsecured obligations and rank equal in right of payment to all of its existing and future senior indebtedness, and senior in right of payment to the Company's future subordinated debt. The Company's obligations under the 2015 convertible senior notes are not guaranteed by, and are effectively subordinated in right of payment to all existing and future obligations of its subsidiaries and are effectively subordinated in right of payment to its future secured indebtedness to the extent of the assets securing such debt.

As of June 30, 2012 and December 31, 2011, the Company had outstanding 2013 and 2015 convertible senior notes with a combined face value of $45.0 million, of which $27.0 million was classified as current liabilities as of June 30, 2012 in the Condensed Consolidated Balance Sheets. As of June 30, 2012 and December 31, 2011, the fair value of the Company's 2013 and 2015 convertible senior notes were $44.1 million and $41.8 million, which is based on quoted prices of the Company's publicly traded debt on each balance sheet date.

Note 9 - Commitments and Contingencies

Adverse Purchase Commitments

The Company is contractually obligated to reimburse its contract manufacturers for the cost of excess inventory used in the manufacture of the Company's products, if there is no alternative use. This liability, referred to as adverse purchase commitments, is presented in other accrued liabilities in the accompanying Condensed Consolidated Balance Sheets. Estimates for adverse purchase commitments are derived from reports received on a quarterly basis from the Company's contract manufacturers. Increases to this liability are charged to cost of goods sold. When and if the Company takes possession of inventory reserved for in this liability, the liability is transferred from other accrued liabilities to the excess and obsolete inventory valuation allowance (Note 5 —Inventories).

Guarantees and Indemnification Obligations

As permitted under Oregon law, the Company has agreements whereby it indemnifies its officers, directors and certain finance employees for certain events or occurrences while an officer, director or employee is or was serving in such capacity at the request of the Company. The term of the indemnification period is for the officer's, director's or employee's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. To date, the Company has not incurred any costs associated with these indemnification agreements and, as a result, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2012.

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

Accrued Warranty

The Company provides for the estimated cost of product warranties at the time it recognizes revenue. Products are generally sold with warranty coverage for a period of 12 months to 24 months after shipment. Parts and labor are covered under the terms of the warranty agreement. The workmanship of the Company's products produced by contract manufacturers is covered under warranties provided by the contract manufacturer for a specified period of time ranging from 12 months to 15 months. The warranty provision is based on historical experience by product family. The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its components suppliers; however ongoing failure rates, material usage and service delivery costs incurred in correcting product failure, as well as specific product class failures out of the Company's baseline experience affect the estimated warranty obligation. If actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.

The following is a summary of the change in the Company's warranty accrual reserve (in thousands):

	For the Six Months Ended
	June 30,
	2012	2011
Warranty liability balance, beginning of the period	$3,438	$3,025
Product warranty accruals	1,759	1,286
Utilization of accrual	(2,301)	(1,521)
Warranty liability balance, end of the period	$2,896	$2,790

The warranty liability balance is included in other accrued liabilities in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011.

Note 10 — Basic and Diluted Net Income (Loss) per Share

A reconciliation of the numerator and the denominator used to calculate basic and diluted net income (loss) per share is as follows (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator — Basic
Net income (loss)	$1,307	$190	$(3,508)	$(339)
Numerator — Diluted
Net income (loss)	$1,307	$190	$(3,508)	$(339)
Interest on convertible notes, net of tax benefit (B)	—	—	—	—
Net income (loss), diluted	$1,307	$190	$(3,508)	$(339)
Denominator — Basic
Weighted average shares used to calculate net income (loss)
per share, basic	26,759	24,334	26,708	24,341
Denominator — Diluted
Weighted average shares used to calculate net income (loss)
per share, basic	26,759	24,334	26,708	24,341
Effect of escrow shares (A)	1,344	—	—	—
Effect of convertible notes (B)	—	—	—	—
Effect of dilutive restricted stock (C) (D)	78	122	—	—
Effect of dilutive stock options (C)	75	19	—	—
Weighted average shares used to calculate net income (loss)
per share, diluted	28,256	24,475	26,708	24,341
Net income (loss) per share
Basic	$0.05	$0.01	$(0.13)	$(0.01)
Diluted (A), (B)	$0.05	$0.01	$(0.13)	$(0.01)

(A)	For the six months ended June 30, 2012, the 1.3 million contingently issuable shares were excluded from the calculation as their effect would have been anti-dilutive.

(B)
For the three and six months ended June 30, 2012 and 2011, 3.5 million and 3.8 million as-if converted shares associated with the Company's 2013 and 2015 convertible senior notes were excluded from the calculation as their effect would have been anti-dilutive.

(C)	For the three and six months ended June 30, 2012 and 2011, the following equity awards, by type, were excluded from the calculation, as their effect would have been anti-dilutive (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Dilutive stock options	2,330	2,369	2,400	2,495
Dilutive restricted stock units	399	80	478	401
Total equity award shares excluded	2,729	2,449	2,878	2,896

(D)
For the three and six months ended June 30, 2012 and 2011 the Company excluded restricted shares of 728,700 and 847,900 granted under the Long-Term Incentive Plan, as the performance criteria required for issuance of the awards was not satisfied as of these dates.

Note 11 — Income Taxes

The Company's effective tax rate for the three months ended June 30, 2012 and 2011 differs from the statutory rate primarily due to a full valuation allowance provided against its United States (“U.S.”) net deferred tax assets, Canadian research and experimental development claims, the impact of stock option expense, the amortization of goodwill for tax purposes and taxes on foreign income that differ from the U.S. tax rate.  The Company utilizes the asset and liability method of accounting for income taxes. The Company records deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon the Company's review of all positive and negative evidence, including its three year U.S. cumulative pre-tax book loss and taxable loss, it concluded that a full valuation allowance should continue to be recorded against its U.S. net deferred tax assets at June 30, 2012. In certain other foreign jurisdictions, where the Company does not have cumulative losses or other negative evidence, the Company had net deferred tax assets of $17.4 million at June 30, 2012 and $18.1 million at December 31, 2011.  In the future, if the Company determines that it is more likely than not that it will realize its U.S. net deferred tax assets, it will reverse the applicable portion of the valuation allowance and recognize an income tax benefit in the period in which such determination is made.

The Company's unrecognized tax benefits and related interest and penalties during the three months ended June 30, 2012 decreased by $0.1 million primarily due to the India income tax examination for the financial year 2007. The ending balance for the unrecognized tax benefits was approximately $2.6 million at June 30, 2012. The related interest and penalties were $0.3 million and $0.2 million, respectively. The uncertain tax positions that are reasonably possible to decrease in the next twelve months are insignificant.

The Company is currently under tax examination in India. The periods covered under examination are the Company's financial years 2005 through 2008. The examination is in various stages of appellate proceedings and all material uncertain tax positions associated with the examination have been taken into account in the ending balance of the unrecognized tax benefits at June 30, 2012. As of June 30, 2012, the Company is not under examination by tax authorities in any other jurisdictions.

Note 12 — Stock-based Compensation

The following table summarizes the awards granted under the Radisys Corporation 2007 Stock Plan (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Stock options	29	53	73	61
Restricted stock	63	196	77	196
Total	92	249	150	257

Stock-based compensation was recognized and allocated as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Cost of sales	$(134)	$170	$(205)	$355
Research and development	(296)	293	31	606
Selling, general and administrative	(1,076)	273	(410)	1,176
Total	$(1,506)	$736	$(584)	$2,137

In the second quarter of 2012, the Company determined that it was improbable that the long-term incentive plan ("LTIP") performance goal would be attained prior to the end of the measurement period and, as a result, reversed life-to-date LTIP expense of $2.4 million. To achieve the minimum threshold for share vesting under the LTIP, the Company must achieve a minimum level of non-GAAP earnings per share (including the application of a 20% tax rate as stated in the LTIP versus current financial projections of 5%) on a rolling four quarter basis by December 31, 2012.

Note 13 — Common Stock Repurchase Program

In December 2010, the Board of Directors authorized the repurchase of up to $20.0 million of the Company's common stock through open-market transactions and privately negotiated transactions from time to time at the discretion of management. The duration of the repurchase program is two years, although it may be extended, suspended or discontinued without prior notice, at the discretion of the Board of Directors. Under the program, the Company repurchased common stock with a value of $3.9 million in 2011, leaving $16.1 million available for future repurchases of the Company's common stock. No amounts were repurchased during the six months ended June 30, 2012.

Note 14 — Hedging

The Company’s activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates. The Company manages these risks through the use of forward exchange contracts, designated as foreign-currency cash flow hedges, in an attempt to reduce the potentially adverse effects of foreign currency exchange rate fluctuations that occur in the normal course of business. As such, the Company’s hedging activities are all employed solely for risk management purposes. All hedging transactions are conducted with, in the opinion of management, financially stable and reputable financial institutions. As of June 30, 2012 and December 31, 2011, the only hedge instruments executed by the Company are associated with its exposure to fluctuations in the Canadian Dollar and Indian Rupee which result from obligations such as payroll and rent paid in these respective currencies.

These derivatives are recognized on the balance sheet at their fair value. Unrealized gain positions are recorded as other current assets and unrealized loss positions are recorded as other current liabilities. Changes in the fair values of the outstanding derivatives that are highly effective are recorded in other comprehensive income until net income is affected by the variability of the cash flows of the hedged transaction. Typically, hedge ineffectiveness could result when the amount of the Company’s hedge contracts exceed the Company’s forecasted or actual transactions for which the hedge contracts were designed to hedge. Once a hedge contract matures, the associated gain (loss) on the contract will remain in other comprehensive income (loss) until the underlying hedged transaction affects net income (loss), at which time the gain (loss) will be recorded to the expense line item being hedged, which is primarily research and development expense. The Company only enters into derivative contracts in order to hedge foreign currency exposure, and these contracts do not exceed two years from inception. If the Company entered into a contract for speculative reasons or if the Company’s current hedge position becomes ineffective, changes in the fair values of the derivatives would be recognized in earnings in the current period.

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives are expected to remain highly effective in future periods. For the six months ended June 30, 2012 and 2011 and for the year ended December 31, 2011 the Company had no hedge ineffectiveness.

During the three and six months ended June 30, 2012, the Company entered into 20 and 41 new foreign currency forward contracts, with total notional contractual values of $2.4 million and $6.9 million. During the three months ended June 30, 2011, the Company did not enter into any new foreign currency contracts, while during the six months ended June 30, 2011, the Company entered into 12 new foreign currency forward contracts, with total notional contractual values of $2.2 million.

 A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments designated as cash flow hedges at June 30, 2012 is as follows (in thousands):

	Contractual/Notional Amount	Condensed Consolidated Balance Sheet Classification	Estimated Fair Value
Type of Cash Flow Hedge			Asset	(Liability)
Foreign currency forward exchange contracts	$14,649	Other accrued liabilities	$—	$(1,119)

A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments designated as cash flow hedges at December 31, 2011 is as follows (in thousands):

	Contractual/Notional Amount	Condensed Consolidated Balance Sheet Classification	Estimated Fair Value
Type of Cash Flow Hedge			Asset	(Liability)
Foreign currency forward exchange contracts	$15,480	Other accrued liabilities	$—	$(647)

The effect of derivative instruments on the consolidated financial statements for the three months ended June 30, 2012 was as follows (in thousands):

	Effective Portion			Ineffective Portion
Type of Cash Flow Hedge	Hedge Loss Recognized in Other Comprehensive Loss	Condensed Consolidated Statements of Operations Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Hedge Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Condensed Consolidated Statements of Operations Classification of Gain (Loss) Recognized	Hedge Gain (Loss) Recognized
Foreign currency forward exchange contracts	$(846)
		Cost of sales	$76	None	$—
		Research and development	37	None	—
		Selling, general and administrative	(25)	None	—

The effect of derivative instruments on the consolidated financial statements for the six months ended June 30, 2012 was as follows (in thousands):

	Effective Portion			Ineffective Portion
Type of Cash Flow Hedge	Hedge Loss Recognized in Other Comprehensive Loss	Condensed Consolidated Statements of Operations Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Hedge Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Condensed Consolidated Statements of Operations Classification of Gain (Loss) Recognized	Hedge Gain (Loss) Recognized
Foreign currency forward exchange contracts	$(673)
		Cost of sales	$68	None	$—
		Research and development	46	None	—
		Selling, general and administrative	(16)	None	—

The effect of derivative instruments on the consolidated financial statements for the three months ended June 30, 2011 was as follows (in thousands):

	Effective Portion			Ineffective Portion
Type of Cash Flow Hedge	Hedge Loss Recognized in Other Comprehensive Loss	Condensed Consolidated Statements of Operations Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Hedge Gain Reclassified from Accumulated Other Comprehensive Income	Condensed Consolidated Statements of Operations Classification of Gain (Loss) Recognized	Hedge Gain (Loss) Recognized
Foreign currency forward exchange contracts	$(55)
		Cost of sales	$20	None	$—
		Research and development	127	None	—
		Selling, general and administrative	31	None	—

The effect of derivative instruments on the consolidated financial statements for the six months ended June 30, 2011 was as follows (in thousands):

	Effective Portion			Ineffective Portion
Type of Cash Flow Hedge	Hedge Gain Recognized in Other Comprehensive Loss	Condensed Consolidated Statements of Operations Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Hedge Gain Reclassified from Accumulated Other Comprehensive Income	Condensed Consolidated Statements of Operations Classification of Gain (Loss) Recognized	Hedge Gain (Loss) Recognized
Foreign currency forward exchange contracts	$57
		Cost of sales	$35	None	$—
		Research and development	230	None	—
		Selling, general and administrative	74	None	—

Over the next twelve months, the Company expects to reclassify into earnings a loss of approximately $0.8 million currently recorded as other comprehensive loss, as a result of the maturity of currently held forward exchange contracts.

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

Note 15 — Segment Information

The Company's Chief Operating Decision Maker, our Chief Executive Officer, reviews our results of operations on a consolidated level. Therefore, the Company is one operating segment. Key resources, decisions, and assessment of performance are also analyzed on a company-wide level.

Revenues on a product and services basis are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Hardware	$62,170	$71,227	$125,640	$139,692
Software royalties and licenses	7,162	4,508	11,413	5,991
Technical support services	3,740	2,664	7,276	5,039
Engineering and other services	4,512	1,457	8,742	2,761
Total revenues	$77,584	$79,856	$153,071	$153,483

Generally, the Company's customers are not the end-users of its products. The Company ultimately derives revenues from the four product groups as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
ATCA Platforms	36,518	22,891	$74,181	$50,460
COM Express and Rackmount Server	11,931	14,124	24,103	27,041
Software-Solutions	16,102	9,925	28,162	13,533
Other Products	13,033	32,916	26,625	62,449
Total revenues	$77,584	$79,856	$153,071	$153,483

Information about the Company’s geographic revenues and long-lived assets by geographical area is as follows (in thousands):

Geographic Revenues

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
United States	$25,530	$23,651	$54,291	$42,357
Other North America	861	252	1,661	592
North America	26,391	23,903	55,952	42,949
Europe, the Middle East and Africa (“EMEA”)	12,371	16,340	31,819	41,796
Asia Pacific	38,822	39,613	65,300	68,738
Total	$77,584	$79,856	$153,071	$153,483

Long-lived assets by Geographic Area

	June 30, 2012	December 31, 2011
Property and equipment, net
United States	$8,808	$8,748
Other North America	521	568
EMEA	2,899	2,928
Asia Pacific	3,770	3,122
Total property and equipment, net	$15,998	$15,366
Goodwill
United States	$29,588	$29,588
EMEA	160	160
Total goodwill	$29,748	$29,748
Intangible assets, net
United States	$75,878	$82,975
Other North America	299	386
EMEA	1,426	1,682
Total intangible assets, net	$77,603	$85,043

The following customers accounted for more than 10% of the Company's total revenues:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Nokia Siemens Networks	20.3%	51.9%	22.8%	47.3%
NEC	16.3%	NA	11.8%	NA

The following customer accounted for more than 10% of accounts receivable:

	June 30, 2012	December 31, 2011
Nokia Siemens Networks	23.2%	23.4%

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

These factors include, among others, the Company's high degree of customer concentration, the Company's transition to one contract manufacturer and use of the single contract manufacturer for a significant portion of the production of our products, key employee attrition, the anticipated amount and timing of revenues from design wins due to the Company's customers' product development schedule, cancellations or delays, matters affecting the embedded system industry, including changes in industry standards, changes in customer requirements and new product introductions, currency exchange rate fluctuations, changes in tariff and trade policies and other risks associated with foreign operations, actions by regulatory authorities or other third parties, actions by Continuous Computing's former shareholders, costs and difficulties related to integration of acquired businesses, delays, costs and difficulties related to the transaction, market conditions, the Company's ability to successfully integrate the business and operations of Continuous Computing and higher than expected costs of integration, the Company's ability to successfully manage the transition from 10G to 40G ATCA product technologies, performance and customer acceptance of the Trillium line of products, the combined companies' financial results and performance, satisfaction of closing conditions, and other factors described in "Risk Factors" and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2011, as updated in the subsequent quarterly reports on Form 10-Q. Although forward-looking statements help provide additional information about us, investors should keep in mind that forward-looking statements are only predictions, at a point in time, and are inherently less reliable than historical information.

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

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, in the first quarter of 2012 we changed our revenue reporting to align with how management began assessing revenues in 2012. Specifically, revenue will be disclosed in the following four product groups: ATCA Platforms, COM Express and Rackmount Server Products, Software-Solutions and Other Products. The total ATCA Platforms and Software-Solutions revenue represents the previously disclosed Next Generation Communications Networks revenue; COM Express and Rackmount Server revenue represents most of the previously disclosed Commercial Products revenue and Other Products revenue represents the previously disclosed Legacy Communications revenue as well as previously reported Commercial Products revenue that is not COM Express or Rackmount Server products. We have conformed prior period presentation to align our management's discussion and analysis with our new revenue reporting policy.

Second Quarter 2012 Summary

•
Revenues decreased $2.3 million to $77.6 million for the three months ended June 30, 2012 from $79.9 million for the three months ended June 30, 2011. The decrease was primarily the result of an expected decline in Other Products revenue as these hardware centric products trend towards end of life. This decline was offset by an increase in ATCA and Software-Solutions revenue due to the July 2011 acquisition of Continuous Computing Corporation ("Continuous Computing").

•
Our gross margin increased 4.6 percentage points in the three months ended June 30, 2012 to 34.4% from 29.8% of revenue in the three months ended June 30, 2011. The increase reflects favorable product mix towards our ATCA and Software-Solutions products and the impact of synergy cost savings resulting from the integration of Continuous Computing.

•
R&D expense increased $2.1 million to $11.7 million for the three months ended June 30, 2012 from $9.6 million for the three months ended June 30, 2011 due to the acquisition of Continuous Computing and increased product development costs associated with the development of our T-series 40G ATCA products. These increases were offset by a lower cost structure per employee resulting from the transition of R&D resources to lower cost geographies.

•
SG&A expense decreased $0.7 million to $10.2 million for the three months ended June 30, 2012 from $10.9 million for the three months ended June 30, 2011. The decrease is the result of a decrease in restructuring related expenses as well as the reversal of Long Term Incentive Plan ("LTIP") stock compensation expense. These decreases are offset by the increase in expenses related to the acquisition of Continuous Computing.

•
Cash and cash equivalents decreased $1.9 million to $45.9 million at June 30, 2012 from $47.8 million at December 31, 2011. The decrease in cash and cash equivalents was primarily due to capital expenditures associated with the build out of our international facilities, other integration related activities associated with the acquisition of Continuous Computing and the addition of 40G ATCA test equipment.

Comparison of the Three and Six Months Ended June 30, 2012 and 2011

Results of Operations

The following table sets forth certain operating data as a percentage of revenues for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales:
Cost of sales	62.5	68.7	64.3	69.8
Amortization of purchased technology	3.1	1.5	3.2	1.5
Total cost of sales	65.6	70.2	67.5	71.3
Gross margin	34.4	29.8	32.5	28.7
Research and development	15.1	12.1	15.8	12.1
Selling, general, and administrative	13.1	13.6	14.5	14.3
Intangible asset amortization	1.7	0.2	1.7	0.3
Restructuring and acquisition-related charges, net	1.4	3.1	1.7	1.6
Income (loss) from operations	3.1	0.8	(1.2)	0.4
Interest expense	(0.6)	(0.6)	(0.6)	(0.6)
Interest income	—	—	—	—
Other income (expense), net	0.2	—	0.2	(0.1)
Income (loss) before income tax expense (benefit)	2.7	0.2	(1.6)	(0.3)
Income tax expense (benefit)	1.0	—	0.7	(0.1)
Net income (loss)	1.7%	0.2%	(2.3)%	(0.2)%

Revenues

The following table sets forth our revenues by market (in thousands) for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
ATCA Platforms ("ATCA")	$36,518	$22,891	59.5%	$74,181	$50,460	47.0%
COM Express and Rackmount Server	11,931	14,124	(15.5)	24,103	27,041	(10.9)
Software-Solutions	16,102	9,925	62.2	28,162	13,533	108.1
Other Products	13,033	32,916	(60.4)	26,625	62,449	(57.4)
Total revenues	$77,584	$79,856	(2.8)%	$153,071	$153,483	(0.3)%

Revenues in the ATCA product group increased $13.6 million and $23.7 million for the three and six months ended June 30, 2012 from the comparable periods in 2011. Increased deployment to customers in the Japanese market to alleviate network capacity constraints resulted in an increase to ATCA revenue of $4.9 million and $3.5 million for the three and six months ending June 30, 2012. In addition, the July 2011 acquisition of Continuous Computing contributed $14.0 million and $24.0 million to ATCA revenue for the three and six months ending June 30, 2012. This increase is offset by softening of demand from our existing customer base due to weakening telecom spending. We expect telecom spending to remain weak throughout the remainder of 2012; however, we expect 10-15% long-term revenue growth in our ATCA product group.

Revenues in the COM Express and Rackmount Server product group decreased $2.2 million and $2.9 million for the three and six months ended June 30, 2012 from the comparable periods in 2011. We expect revenues from the Rackmount Server product line to decline in 2012; however, in 2011 we began reinvesting in this product line and expect revenue growth to resume in 2013.

Revenues in the Software-Solutions product group increased $6.2 million and $14.6 million for the three and six months ended June 30, 2012 from the comparable periods in 2011. The increase in revenue reflects the addition of Trillium products as a result of the acquisition of Continuous Computing which contributed $4.9 million and $9.5 million for the three and six months ended June 30, 2012. In addition, strong demand for our Media Server products resulting from timing of deployments by our largest customer resulted in an increase of $1.4 million and $5.6 million for the three and six months ended June 30, 2012 from the comparable periods in 2011. A decline in Software-Solutions revenues is expected during the second half of 2012 due to the timing of deployments with our largest customers; however, we expect 10-15% long-term revenue growth in our Software-Solutions product group.

Revenues in the Other Products product group decreased $19.9 million and $35.8 million for the three and six months ended June 30, 2012 from the comparable periods in 2011, as these hardware centric products trend towards end of life.

Revenue by Geography

The following tables outline overall revenue dollars and the percentage of revenues, by geographic region, for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
North America	$26,391	$23,903	10.4%	$55,952	$42,949	30.3%
Europe, the Middle East and Africa ("EMEA")	12,371	16,340	(24.3)	31,819	41,796	(23.9)
Asia Pacific	38,822	39,613	(2.0)	65,300	68,738	(5.0)
Total	$77,584	$79,856	(2.8)%	$153,071	$153,483	(0.3)%

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
North America	34.0%	29.9%	36.5%	28.0%
EMEA	15.9	20.5	20.8	27.2
Asia Pacific	50.1	49.6	42.7	44.8
Total	100.0%	100.0%	100.0%	100.0%

North America. Revenues from the North America region increased $2.5 million and $13.0 million for the three and six months ended June 30, 2012 from the comparable periods in 2011. ATCA products decreased $1.3 million and increased $7.3 million for the three and six months ended June 30, 2012 compared to the comparable periods of 2011 due to timing of deployments with our largest customers as shipments to these customers were heavily weighted towards the first quarter of 2012. In addition, Software-Solutions revenue for the three and six months ended June 30, 2012 increased $5.7 million and $9.3 million from the comparable periods in 2011 due to the addition of Trillium products and timing of deployments with our largest Media Server customers.

EMEA. Revenues from the EMEA region decreased $4.0 million and $10.0 million for the three and six months ended June 30, 2012 from the comparable periods in 2011. The decrease is attributable to continued softening demand from telecom providers due to economic uncertainty in Europe.

Asia Pacific. Revenues from the Asia Pacific region decreased $0.8 million and $3.4 million for the three and six months ended June 30, 2012 from the comparable periods in 2011. The decrease reflects a decline of $11.8 million and $17.9 million in Other Products revenue for the three and six months ended June 30, 2012 from the comparable periods in 2011 due to an expected decline in revenues as these hardware centric products trend towards end of life. This decrease was offset by increases in ATCA revenue of $13.8 million and $17.8 million for the three and six months ended June 30, 2012 from the comparable periods in 2011 as a result of deployments by our Japanese customers.

We currently expect continued fluctuations in the percentage of revenue from each geographic region. Additionally, we expect non-U.S. revenues to remain a significant portion of our revenues.

Gross Margin

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
Cost of Sales	$48,542	$54,933	(11.6)%	$98,547	$107,167	(8.0)%
Amortization of Purchased Technology	2,391	1,163	105.6	4,833	2,327	107.7
Total Cost of Sales	$50,933	$56,096	(9.2)	$103,380	$109,494	(5.6)
Gross Margin	34.4%	29.8%	15.4%	32.5%	28.7%	13.2%

Gross margin as a percentage of revenues increased 4.6 and 3.8 percentage points for the three and six months ended June 30, 2012 from the comparable periods in 2011. Gross margin was favorably impacted as our higher margin ATCA and Software-Solutions products comprised a larger share of our revenues as compared to the comparable periods in 2011. For the three and six months ended June 30, 2012, gross margin for ATCA and Software-Solutions products was 48% and 44% as compared to gross margin for our Other Products of 12% and 15%. Gross margin on our ATCA and Software-Solutions products increased due to customer mix within ATCA products as our largest customer represented a smaller share of our total revenue and a greater share of Software-Solutions revenues.

Operating Expenses

The following table summarizes our operating expenses (in thousands) for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
Research and development	$11,713	$9,600	22.0%	$24,259	$18,607	30.4%
Selling, general and administrative	10,173	10,875	(6.5)	22,173	21,910	1.2
Intangible asset amortization	1,304	192	579.2	2,608	384	579.2
Restructuring and acquisition-related charges, net	1,039	2,481	(58.1)	2,483	2,521	(1.5)
Total	$24,229	$23,148	4.7%	$51,523	$43,422	18.7%

Research and Development

R&D expenses consist primarily of salary, bonuses and benefits for product development staff, and cost of design and development supplies and equipment, net of reimbursements for nonrecurring engineering services. R&D expenses increased $2.1 million and $5.7 million for the three and six months ended June 30, 2012 from the comparable periods in 2011, reflecting higher product development costs associated with the development of our T-series 40G ATCA product introductions and increased headcount. Total R&D headcount was 468 at June 30, 2012 and 235 at June 30, 2011, with the increase attributable to our acquisition of Continuous Computing. These increases were offset by a decreased cost structure per employee as we have transitioned additional R&D resources to lower cost geographies.

Selling, General, and Administrative

SG&A expenses consist primarily of salary, commissions, bonuses and benefits for sales, marketing, executive and administrative personnel, as well as professional services and costs of other general corporate activities. SG&A expenses decreased $0.7 million for the three months ended June 30, 2012 from the comparable periods in 2011. This decrease is due to the reversal of previously recognized LTIP stock compensation expense of $2.4 million, as discussed further under stock compensation expense, and offset by increased employee headcount which resulted in an increase to payroll, commissions and payroll-related expenses of $1.2 million and a $0.4 million increase in depreciation expense resulting from the Continuous Computing acquisition, introduction of our T-series 40G ATCA products, and the build out of international facilities. Total SG&A headcount was 213 at June 30, 2012 and 173 at June 30, 2011, with increases resulting from the acquisition of Continuous Computing.

SG&A expenses increased $0.3 million for the six months ended June 30, 2012. The increase in SG&A expenses reflects an increase in payroll, commissions, and payroll-related costs of $2.7 million and offset by the reversal of previously recognized LTIP stock compensation expense of $2.4 million.

Intangible Asset Amortization

Intangible asset amortization increased $1.1 million and $2.2 million for the three and six months ended June 30, 2012 from the comparable periods in 2011. Intangible asset amortization increased primarily due to the acquisition of Continuous Computing. We perform reviews for impairment of the purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

The $1.4 million decrease in restructuring and acquisition-related charges, net for the three months ended June 30, 2012 is consistent with expectations as the majority of the expenses related to the acquisition of Continuous Computing were incurred in prior periods. For the six months ended June 30, 2012, restructuring and acquisition-related charges, net decreased by $38,000 from the comparable period in 2011.

Restructuring and acquisition-related charges, net for the three months ended June 30, 2012 include the following:
•$1.3 million - exit charge for certain North American facilities resulting from facilities rationalization;

•	$0.7 million - acquisition related charges largely associated with overlap of notified employees as we transition our R&D activities to lower cost geographies; and
•($1.3) million - decrease in fair value of Continuous Computing earnout liability.

Restructuring and acquisition-related charges, net for the six months ended June 30, 2012 include the following:

•	$1.3 million - acquisition related charges largely associated with overlap of notified employees as we transition our R&D activities to lower cost geographies;
•$1.3 million - exit charge for certain North American facilities resulting from facilities rationalization;
•$0.8 million - restructuring charges related to the Continuous Computing restructuring plan; and
•($1.0) million - decrease in fair value of Continuous Computing earnout liability.

Stock-based Compensation Expense

Included within cost of sales, R&D and SG&A are expenses associated with stock-based compensation. Stock-based compensation expense consists of amortization of stock-based compensation associated with unvested stock options, restricted stock units and the employee stock purchase plan (“ESPP”).

We incurred and recognized stock-based compensation expense as follows (in thousands):

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
Cost of sales	$(134)	$170	(178.8)%	$(205)	$355	(157.7)%
Research and development	(296)	293	(201.0)	31	606	(94.9)
Selling, general and administrative	(1,076)	273	(494.1)	(410)	1,176	(134.9)
Total	$(1,506)	$736	(304.6)%	$(584)	$2,137	(127.3)%

Stock-based compensation expense for the three months ended June 30, 2012 decreased over the comparable period due to a decrease in LTIP expense. In the second quarter of 2012, the Company determined it was improbable that the LTIP performance goal would be attained prior to the end of the measurement period and, as a result, previously recognized LTIP expense was reversed during the quarter ended June 30, 2012.  The impact of this reversal by functional income statement classification is as follows: Cost of Sales ($0.2) million, R&D $(0.6) million, and SG&A $(1.6) million. To achieve the minimum threshold for share vesting under the LTIP, the Company must achieve a minimum level of non-GAAP earnings per share (including the application of a 20% tax rate as stated in the LTIP versus current financial projections of 5%) on a rolling four quarter basis by December 31, 2012.
Non-Operating Expenses

The following table summarizes our non-operating expenses (in thousands):

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
Interest expense	$(422)	$(456)	(7.5)%	$(843)	$(952)	(11.4)%
Interest Income	8	35	(77.1)	12	91	(86.8)
Other income (expense), net	118	(47)	(351.1)	278	(140)	(298.6)
Total	$(296)	$(468)	(36.8)%	$(553)	$(1,001)	(44.8)%

Interest Expense

Interest expense includes interest incurred on our convertible notes and our lines of credit. The decrease in interest expense during the three and six months ended June 30, 2012, compared to the same periods in 2011, was due to the December 2011 repurchase of $5.0 million of our 2013 convertible senior notes.

Other Income (Expense), Net

For the three and six months ended June 30, 2012, other income (expense), net increased $0.1 million and $0.3 million from the comparable periods in 2011 primarily as a result of the strengthening of the US Dollar ("USD") against currencies of our non-USD functional currency subsidiaries and the recognition of forward points associated with our hedge contracts for the Indian Rupee.

Income Tax Provision

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
Income tax expense (benefit)	819	(46)	NM	1,123	(95)	NM

We recorded tax expense of $0.8 million and $1.1 million for the three and six months ended June 30, 2012. Our effective tax rates for the three months ended June 30, 2012 and 2011 were 37.7% and (31.3%).  The effective tax rate fluctuations are due to the jurisdictions in which pretax income (loss) is being earned and income tax rate differences between the jurisdictions.

Liquidity and Capital Resources

The following table summarizes selected financial information as of the dates indicated:

	June 30, 2012	December 31, 2011	June 30, 2011
	(Dollar amounts in thousands)
Cash and cash equivalents	$45,852	$47,770	$135,632
Working capital	$45,663	$70,580	$151,877
Accounts receivable, net	$48,385	$49,212	$48,748
Inventories, net	$22,638	$27,011	$15,954
Accounts payable	$38,347	$37,874	$37,703
2013 convertible senior notes	$27,000	$45,000	$50,000
2015 convertible senior notes	$18,000	$—	$—

Cash Flows

Cash and cash equivalents decreased by $1.9 million to $45.9 million at June 30, 2012 from $47.8 million at December 31, 2011. As of June 30, 2012, the amount of cash held by foreign subsidiaries was $27.5 million. If these funds are needed for our operations in the U.S., we would be required to accrue U.S. taxes to repatriate these funds. Our intent is to permanently reinvest these funds outside the U.S.; however, if needed, we may repatriate these funds for use in our U.S. operations although our current plans do not require any repatriation of these funds. Any repatriation may not result in actual cash payments as the taxable event would likely be offset by the utilization of then-available net operating losses and tax credits.

Activities impacting cash and cash equivalents were as follows:

	For the Six Months Ended
	June 30,
	2012	2011
	(In thousands)
Operating Activities
Net loss	$(3,508)	$(339)
Non-cash adjustments	12,615	8,454
Changes in working capital	(5,853)	1,378
Cash provided by operating activities	3,254	9,493
Cash used in investing activities	(5,831)	(2,642)
Cash provided by (used in) financing activities	768	(491)
Effects of exchange rate changes	(109)	194
Net increase (decrease) in cash and cash equivalents	$(1,918)	$6,554

Cash provided by operating activities during the six months ended June 30, 2012 was $3.3 million and consisted of a net loss of $3.5 million, adjustments for non-cash items of $12.6 million and cash used in working capital and other activities of $5.9 million. For the six months ended June 30, 2012 primary drivers to changes in our working capital consisted of the following:

•	Inventories decreased $4.4 million due to our continued focus on reducing our buffer stock inventory that was built up in anticipation of our transition to one contract manufacturer;

•	Net trade accounts receivable decreased $0.8 million primarily as the result of decreased revenues and the timing of our shipments;

•	Accrued wages and bonuses decreased $3.3 million due to payment of the 2011 incentive compensation plan and timing of payroll-related accruals; and

•
Deferred income decreased $2.9 million due to recognition of revenues on prior-period customer billings as the undelivered elements or acceptance provisions contained in certain arrangements were satisfied. In addition, we recognized $2.3 million of previously deferred revenue related to one of our distributors resulting from a change in the terms of our agreement with the distributor.

Cash provided by operating activities during the six months ended June 30, 2011 was $9.5 million and consisted of a net loss of $0.3 million, adjustments for non-cash items of $8.5 million and cash provided by working capital and other activities of $1.4 million. For the six months ended June 30, 2011 primary drivers to changes in our working capital consisted of the following:

•	Net trade accounts receivable increased $5.9 million primarily as a result of increased revenue and an increase in days sales outstanding;

•	Accounts payable increased $8.5 million as a result of our cash management and timing of vendor payments; and

•	Deferred income increased $2.9 million as the result of billings that were not recognized as income due to undelivered elements or acceptance provisions associated with certain arrangements.

Cash used in investing activities during the six months ended June 30, 2012 of $5.8 million was due to capital expenditures related principally to capitalization of costs associated with integrating Continuous Computing into our enterprise resource planning system ("ERP"), the build out of our international facilities and the addition of 40G test equipment.

Cash used in investing activities during the six months ended June 30, 2011 of $2.6 million was attributable to $2.1 million in capital expenditures principally for infrastructure to support our contract manufacturing model as well as our transfer to one contract manufacturer and $0.5 million for the purchase of other assets.

Cash provided by financing activities during the six months ended June 30, 2012 of $0.8 million reflects cash received for net payments related to stock-based award activities. Cash used in financing activities in the six months ended June 30, 2011 of $0.5 million was due to repurchases of our common stock of $1.3 million under the Company's repurchase program and offset by cash received for net payments related to stock-based award activities of $0.9 million.

As of June 30, 2012 and December 31, 2011, working capital was $45.7 million and $70.6 million. The decrease in our working capital from December 31, 2011 is primarily due to the reclassification of our 2013 convertible senior notes to current liabilities. The 2013 convertible senior notes mature on February 15, 2013.

Line of Credit

Silicon Valley Bank

We have a $40.0 million secured revolving line of credit agreement (as amended, the “Agreement”) with Silicon Valley Bank (“SVB”) maturing on September 30, 2014. The secured revolving credit facility is available for cash borrowings, with $20.0 million of the Agreement available on a non-formula basis and the remaining $20.0 million subject to a borrowing formula based upon eligible accounts receivable. Eligible accounts receivable (as defined in the Agreement) include 80% of US and 65% of foreign accounts receivable for our U.S. companies, limited to concentration by certain customers, not greater than 60 days past due and no greater than 120 days from original invoice date. Borrowings under the Agreement bear interest at the prime rate, which was 3.25% as of June 30, 2012, or LIBOR, which was 0.24% as of June 30, 2012, plus 1.25%, with either interest rate determined at our election. We are required to make interest payments monthly. In addition, we are required to pay a commitment fee equal to $35,000 on the closing date of the Agreement and annually thereafter and to pay quarterly in arrears an unused facility fee in an amount equal to 0.375% per year of the unused amount of the facility.

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

As of June 30, 2012 and December 31, 2011, we had no outstanding balances or letters of credit issued on its behalf under the Agreement. At June 30, 2012, we had $40.0 million of available capacity under the Agreement. As of June 30, 2012, we were in compliance with all covenants.

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

During the six months ended June 30, 2012, we exchanged, in a private offering, $18 million of the 2013 convertible senior notes, for $18 million of 4.5% convertible senior notes due 2015 (the “2015 convertible senior notes”). We accounted for the exchange in accordance with the relevant accounting guidance for debt exchanges and modifications. Refer below for further details of the 2015 convertible senior notes.

2015 Convertible Senior Notes

On June 20, 2012, we entered into subscription agreements with certain holders of the 2013 convertible senior notes. Pursuant to the subscription agreements, on June 29, 2012 we exchanged $18.0 million aggregate principal amount of the 2013 convertible senior notes for $18.0 million aggregate principal amount of the new 2015 convertible senior notes. The 2015 convertible senior notes mature on February 15, 2015. Holders of the 2015 convertible senior notes may convert their notes into a number of shares of our common stock determined as set forth in the indenture governing the notes at their option on any day to and including the business day prior to the maturity date. The 2015 convertible senior notes are initially convertible into 117.2333 shares of our common stock per $1,000 principal amount of the notes (which is equivalent to a conversion price of approximately $8.53 per share), subject to adjustment upon the occurrence of certain events. Upon the occurrence of a fundamental change, holders of the 2015 convertible senior notes may require us to repurchase some or all of their notes for cash at a price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any. In addition, if certain fundamental changes occur, we may be required in certain circumstances to increase the conversion rate for any 2015 convertible senior notes converted in connection with such fundamental changes by a specified number of shares of our common stock. The 2015 convertible senior notes are general unsecured obligations and rank equal in right of payment to all of our existing and future senior indebtedness, and senior in right of payment to our future subordinated debt. Our obligations under the 2015 convertible senior notes are not guaranteed by, and are effectively subordinated in right of payment to all existing and future obligations of its subsidiaries and are effectively subordinated in right of payment to its future secured indebtedness to the extent of the assets securing such debt.

As of June 30, 2012 and December 31, 2011, we had outstanding 2013 and 2015 convertible senior notes with a combined face value of $45.0 million, of which $27 million and $0 were classified in current liabilities as of the respective balance sheet dates. As of June 30, 2012 and December 31, 2011, the fair value of the 2013 and 2015 convertible senior notes was $44.1 million and $41.8 million.

On July 31, 2012, we received the consent of Silicon Valley Bank under the line of credit agreement to repurchase up to $10.0 million of aggregate principal amount of the 2013 convertible senior notes on or before August 31, 2012, which we may do depending on market conditions.

Contractual Obligations

Our contractual obligations as of December 31, 2011 are summarized in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations," of the Company's Annual Report on Form 10-K for the year ended December 31, 2011. For the six months ended June 30, 2012, there have been no material changes in our contractual obligations outside the ordinary course of business, except for the exchange of a portion of our 2013 convertible senior notes for our new 2015 convertible senior notes, remeasurement of our contingent consideration liability, and agreements entered into regarding new foreign currency forward contracts with total contractual values of $6.9 million that mature through 2013.

As described above under “2015 Convertible Senior Notes,” on June 29, 2012 we exchanged $18.0 million aggregate principal amount of the 2013 convertible senior notes for $18.0 million aggregate principal amount of the 2015 convertible senior notes. As a result of the exchange, $18.0 million of the $45.0 million aggregate principal amount of 2013 convertible senior notes outstanding at December 31, 2011 is now due February 2015. In addition, the interest rate on the $18.0 million aggregate principal amount of 2015 convertible senior notes is 4.50% compared to 2.75% on the remaining 2013 convertible senior notes. As disclosed in the Condensed Consolidated Balance Sheets, our 2013 convertible senior notes have been classified as current liabilities.

During the six months ended June 30, 2012 we also revised our estimate of future cash payments under the Continuous Computing earnout liability. The revised estimate has decreased our estimated future cash payments from $10.6 million at December 31, 2011 to $8.7 million at June 30, 2012. See Note 3 - Fair Value of Financial Instruments of the Notes to the

Consolidated Financial Statements for additional information regarding the contingent consideration.

In addition to the above, we have approximately $3.2 million associated with unrecognized tax benefits. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but do not believe the ultimate settlement of our obligations will materially affect our liquidity.

Off-Balance Sheet Arrangements

We do not engage in any activity involving special purpose entities or off-balance sheet financing.

Liquidity Outlook

At June 30, 2012, our cash and cash equivalents amounted to $45.9 million. We believe that our current cash and cash equivalents, the cash generated from operations and our line of credit facility will satisfy our short and long-term expected working capital needs, capital expenditures, acquisitions, stock repurchases, convertible debt repayment and other liquidity requirements associated with our existing business operations.

Critical Accounting Policies and Estimates

We reaffirm our critical accounting policies and use of estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes during the six months ended June 30, 2012 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011.

For the three months ended June 30, 2012, the actual revenues for certain of our product groups declined below our internal forecasts due to overall economic conditions. The decline in results led us to conclude that a triggering event for review of potential goodwill and long-lived asset impairment had occurred. Accordingly, we performed interim goodwill and long-lived asset impairment evaluations.  As a result of these analyses, we concluded there was no goodwill impairment under the step one test as required by ASC 350 and no impairment of long-lived assets under ASC 360 as of June 30, 2012.

Subsequent to June 30, 2012, our internal forecast for the remainder of 2012 has been revised downward and our stock price has declined. Depending on our actual financial performance and the performance of our stock price, we may be required to perform further impairment testing for the quarter ended September 30, 2012.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates, foreign currency exchange rates, and equity trading prices, which could affect our financial position and results of operations.

Foreign Currency Risk. We pay the expenses of our international operations in local currencies, namely, the Canadian Dollar, Euro, Chinese Yuan, Indian Rupee, Japanese Yen, Malaysian Ringgit, and British Pound Sterling. Our international operations are subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, foreign exchange rate volatility and other regulations and restrictions. Accordingly, future results could be materially and adversely affected by changes in these or other factors. We are also exposed to foreign exchange rate fluctuations as the balance sheets and income statements of our foreign subsidiaries are translated into U.S. Dollars during the consolidation process. Because exchange rates vary, these results, when translated, may vary from expectations and adversely affect overall expected profitability.

Based on our policy, we have established a foreign currency exposure management program which uses derivative foreign exchange contracts to address nonfunctional currency exposures. In order to reduce the potentially adverse effects of foreign currency exchange rate fluctuations, we have entered into forward exchange contracts. These hedging transactions limit our exposure to changes in the U.S. Dollar to the Canadian Dollar and Indian Rupee exchange rates, and as of June 30, 2012 the total notional or contractual value of the contracts we held was $14.6 million. These contracts will mature over the next 20 months.

Holding other variables constant, a 10% adverse fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Canadian Dollar would require an adjustment of $0.2 million and increase our Canadian Dollar hedge liability as of June 30, 2012, to $0.2 million. A 10% favorable fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the

Canadian Dollar would require an adjustment of $0.2 million, reversing our Canadian Dollar hedge liability and creating an asset as of June 30, 2012, in the amount of $0.2 million. We do not expect a 10% fluctuation to have any impact on our operating results as the underlying hedged transactions will move in an equal and opposite direction. If there is an unfavorable movement in the Canadian Dollar relative to our hedged positions this would be offset by reduced expenses, after conversion to the U.S. Dollar, associated with obligations paid for in the Canadian Dollar.

Holding other variables constant, a 10% adverse fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Indian Rupee would require an adjustment of $1.4 million and increase our Indian Rupee hedge liability as of June 30, 2012, to $2.4 million. A 10% favorable fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Indian Rupee would result in an adjustment of $1.1 million, reversing our Indian Rupee hedge liability and creating a hedge asset as of June 30, 2012, in the amount of $50,000. We do not expect a 10% fluctuation to have any impact on our operating results as the underlying hedged transactions will move in an equal and opposite direction. If there is an unfavorable movement in the Indian Rupee relative to our hedged positions this would be offset by reduced expenses, after conversion to the U.S. Dollar, associated with obligations paid for in the Indian Rupee.

Convertible Notes. The fair value of the 2013 and 2015 convertible senior notes is sensitive to interest rate changes as well as changes in our stock price. Interest rate changes would result in an increase or decrease in the fair value of the 2013 and 2015 convertible senior notes due to differences between market interest rates and rates in effect at the inception of the obligation. Fluctuations in our stock price would result in an increase or decrease in the fair value of the 2013 and 2015 convertible senior notes due to the value of the notes derived from the conversion feature. Unless we elect to repurchase our 2013 and 2015 convertible senior notes in the open market, changes in the fair value of the 2013 and 2015 convertible senior notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of the 2013 and 2015 convertible senior notes was $44.1 million and $41.8 million at June 30, 2012 and December 31, 2011.

Item 4. Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

During our most recent fiscal quarter ended June 30, 2012, no change occurred in the Company's "internal control over financial reporting" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Increased IT security requirements, vulnerabilities, threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, solutions, services and data.

Increased global IT security requirements, vulnerabilities, threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. While we attempt to mitigate these risks by employing a number of measures, including employee training, comprehensive monitoring of our networks and systems, and maintenance of backup and protective systems, our systems, networks, products, and solutions remain potentially vulnerable to advanced persistent threats. We also may have access to sensitive, confidential or personal data or information in certain of our businesses that is subject to privacy and security laws, regulations and customer-imposed controls. Despite our efforts to protect sensitive, confidential or personal data or information, our facilities and systems and those of our third-party service providers may be vulnerable to security breaches, theft, misplaced or lost data, programming and/or human errors that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations.

We may not realize the anticipated benefits of the acquisition of Continuous Computing, and integration of the Continuous Computing business may disrupt our operations and may adversely affect our future results.

We believe that the acquisition of Continuous Computing will result in certain customer and strategic benefits, including expanded market reach and increased product offerings. However, to realize these anticipated benefits, Continuous Computing's business must be successfully integrated into our operations by focusing on engineering and marketing and sales cooperation. The success of the Continuous Computing acquisition will depend on our ability to realize these anticipated benefits from integrating Continuous Computing's business into our operations. We may fail to realize the anticipated benefits of the Continuous Computing acquisition on a timely basis, or at all. If we fail to realize the anticipated benefits, or experience other adverse business or market impacts, we may be required to recognize impairment charges for the goodwill and intangible assets resulting from the acquisition. Any charges relating to such impairments would adversely affect our results of operations in the periods recognized.  In addition, the diversion of the attention of management from its current operations to the integration effort could adversely affect our business.

Item 5. Other Information

Consent for Convertible Senior Notes

On July 31, 2012, the Company and Silicon Valley Bank entered into a consent agreement. Under the consent agreement, subject with its terms and conditions, Silicon Valley Bank consented to the repurchase of $10.0 million in aggregate principal amount of the 2.75% convertible senior notes due February 15, 2013 on or before August 31, 2012.

Executive Change of Control Agreement and Amended and Restated Executive Severance Agreement with Mr. Fred Barden
On August 2, 2012, the Company entered into an executive change of control agreement with our Vice President of Worldwide Sales, Fred Barden. The change of control agreement provides that if the Company terminates Mr. Barden's employment (other than for cause, death or disability) or if he terminates his employment with the Company for good reason within 12 months following a change of control of the Company or within three (3) months preceding a change of control, Mr.

Barden will be entitled to receive severance pay in a cash amount equal to nine (9) months of his annual base pay at the highest annual rate in effect at any time within the 12-month period preceding the date of termination. Upon such termination, and in addition to severance pay, he will also entitled to receive (i) COBRA benefits for nine (9) months, (ii) stock-based incentive compensation plan payout under the LTIP pursuant to the terms of and within the periods specified in the LTIP and stock-based incentive compensation plan payout under each other stock-based incentive compensation plan maintained by the Company pursuant to the terms of and within the periods specified in each such other stock-based incentive compensation plan that may then be applicable and (iii) partial cash-based incentive compensation plan payout, if any.
On August 2, 2012, the Company also entered into an amended and restated executive severance agreement with Mr. Barden in order to update a preexisting agreement. Under the severance agreement, if Mr. Barden's employment with the Company is terminated other than for cause, death or disability, or if he terminates his employment with the Company for good reason, he will be entitled to (i) a payment of six (6) months base pay at the rate in effect immediately prior to the date of termination, (ii) up to six (6) months of continued coverage pursuant to COBRA, (iii) stock-based incentive compensation plan payout under the LTIP pursuant to the terms of and within the periods specified in the LTIP and stock-based incentive compensation plan payout under each other stock-based incentive compensation plan maintained by the Company pursuant to the terms of and within the periods specified in each such other stock-based incentive compensation plan that may then be applicable and (iv) partial cash-based incentive compensation plan payout, if any.
The foregoing description of the executive change of control agreement and the amended and restated executive severance agreement with Mr. Barden does not purport to be complete and is qualified in its entirety by reference to the full text of the executive change of control agreement and the amended and restated severance agreement, as applicable, which are attached as Exhibits 10.7 and 10.8, respectively, to this Quarterly Report and are incorporated herein by reference.
Executive Change of Control Agreement and Executive Severance Agreement with Mr. Keate Despain
On August 1, 2012, the Company entered into an executive change of control agreement with our Vice President and General Manager, CBU & ATCA, Keate Despain. The change of control agreement provides that if the Company terminates Mr. Despain's employment (other than for cause, death or disability) or if he terminates his employment with the Company for good reason within 12 months following a change of control of the Company or within three (3) months preceding a change of control, Mr. Despain will be entitled to receive severance pay in a cash amount equal to nine (9) months of his annual base pay at the highest annual rate in effect at any time within the 12-month period preceding the date of termination. Upon such termination, and in addition to severance pay, he will also entitled to receive (i) COBRA benefits for nine (9) months, (ii) stock-based incentive compensation plan payout under the LTIP pursuant to the terms of and within the periods specified in the LTIP and stock-based incentive compensation plan payout under each other stock-based incentive compensation plan maintained by the Company pursuant to the terms of and within the periods specified in each such other stock-based incentive compensation plan that may then be applicable and (iii) partial cash-based incentive compensation plan payout, if any.
On August 1, 2012, the Company also entered into an executive severance agreement with Mr. Despain. Under the severance agreement, if Mr. Despain's employment with the Company is terminated other than for cause, death or disability, or if he terminates his employment with the Company for good reason, he will be entitled to (i) a payment of six (6) months base pay at the rate in effect immediately prior to the date of termination, (ii) up to six (6) months of continued coverage pursuant to COBRA, (iii) stock-based incentive compensation plan payout under the LTIP pursuant to the terms of and within the periods specified in the LTIP and stock-based incentive compensation plan payout under each other stock-based incentive compensation plan maintained by the Company pursuant to the terms of and within the periods specified in each such other stock-based incentive compensation plan that may then be applicable and (iv) partial cash-based incentive compensation plan payout, if any.
The foregoing description of the executive change of control agreement and the executive severance agreement with Mr. Despain does not purport to be complete and is qualified in its entirety by reference to the full text of the executive change of control agreement and the executive severance agreement, as applicable, which are attached as Exhibits 10.9 and 10.10, respectively, to this Quarterly Report and are incorporated herein by reference.
Amended and Restated Executive Change of Control Agreement and Amended and Restated Executive Severance Agreement with Mr. Amit Agarwal
On August 3, 2012, the Company entered into an amended and restated executive change of control agreement with our Vice President & General Manager, Software and Solutions, Amit Agarwal, in order to update a preexisting agreement. The change of control agreement provides that if the Company terminates Mr. Agarwal's employment (other than for cause, death or disability) or if he terminates his employment with the Company for good reason within 12 months following a change of control of the Company or within three (3) months preceding a change of control, Mr. Agarwal will be entitled to receive severance pay in a cash amount equal to nine (9) months of his annual base pay at the highest annual rate in effect at any time within the 12-month period preceding the date of termination. Upon such termination, and in addition to severance pay, he will also entitled to receive (i) Consolidated Omnibus Budget Reconciliation Act of 1986 (“COBRA”) benefits for nine (9) months, (ii) stock-based incentive compensation plan payout under the LTIP pursuant to the terms of and within the periods specified in the LTIP and stock-based incentive compensation plan payout under each other stock-based incentive compensation plan maintained by the Company pursuant to the terms of and within the periods specified in each such other stock-based incentive compensation plan that may then be applicable and (iii) partial cash-based incentive compensation plan payout, if any.
On August 3, 2012, the Company also entered into an amended and restated executive severance agreement with Mr. Agarwal in order to update a preexisting agreement. Under the severance agreement, if Mr. Agarwal's employment with the Company is terminated other than for cause, death or disability, or if he terminates his employment with the Company for good reason, he will be entitled to (i) a payment of six (6) months base pay at the rate in effect immediately prior to the date of termination, (ii) up to six (6) months of continued coverage pursuant to COBRA, (iii) stock-based incentive compensation plan payout under the LTIP pursuant to the terms of and within the periods specified in the LTIP and stock-based incentive compensation plan payout under each other stock-based incentive compensation plan maintained by the Company pursuant to the terms of and within the periods specified in each such other stock-based incentive compensation plan that may then be applicable and (iv) partial cash-based incentive compensation plan payout, if any.
The foregoing description of the amended and restated executive change of control agreement and the amended and restated executive severance agreement with Mr. Agarwal does not purport to be complete and is qualified in its entirety by reference to the full text of the amended and restated executive change of control agreement and the amended and restated executive severance agreement, as applicable, which are attached as Exhibits 10.11 and 10.12, respectively, to this Quarterly Report and are incorporated herein by reference.

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

3.2*	Amended and Restated Bylaws (composite as amended).

4.1
Second Supplemental Indenture, dated June 29, 2012, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 2, 2012 (SEC File No. 000-26844).

4.2	Form of Global Security for the 4.50% Convertible Senior Notes due 2015 (included in Exhibit 4.1).

10.1
Transition Agreement, dated April 23, 2012, by and between the Company and John T. Major. Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 24, 2012 (SEC File No. 000-26844).

10.2
Form of Subscription Agreement, dated June 20, 2012, by and between the Company and certain holders of the Company's 2.75% Senior Convertible Notes due February 2013. Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 26, 2012 (SEC File No. 000-26844).

10.3*	Consent, dated June 20, 2012, by and between the Company and Silicon Valley Bank.

10.4
Form of Registration Rights Agreement, dated June 29, 2012, by and between the Company and certain holders of the Company's 4.50% Convertible Senior Notes due 2015. Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 2, 2012 (SEC File No. 000-26844).

10.5	RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Appendix C to the Company's Proxy Statement on Schedule 14A, filed on May 17, 2012 (SEC File No. 000-26844).

10.6	RadiSys Corporation 1996 Employee Stock Purchase Plan. Incorporated by reference from Appendix D to the Company's Proxy Statement on Schedule 14A, filed on May 17, 2012 (SEC File No. 000-26844).

10.7*	Executive Change of Control Agreement dated August 2, 2012 between the Company and Fred Barden.

10.8*	Amended and Restated Executive Severance Agreement dated August 2, 2012 between the Company and Fred Barden.

10.9*	Executive Change of Control Agreement dated August 1, 2012 between the Company and Keate Despain.

10.10*	Executive Severance Agreement dated August 1, 2012 between the Company and Keate Despain.

10.11*	Executive Change of Control Agreement dated August 3, 2012 between the Company and Amit Agarwal.

10.12*	Executive Severance Agreement dated August 3, 2012 between the Company and Amit Agarwal.

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Presentation Linkbase

101.DEF**	XBRL Taxonomy Definition Linkbase

*	Filed herewith

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

RADISYS CORPORATION
Dated:	August 3, 2012	By:	/s/ Michel Dagenais
Michel Dagenais
Chief Executive Officer

Dated:	August 3, 2012	By:	/s/ Brian Bronson
Brian Bronson
President, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No	Description
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

3.2*	Amended and Restated Bylaws (composite as amended).

4.1
Second Supplemental Indenture, dated June 29, 2012, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 2, 2012 (SEC File No. 000-26844).

4.2	Form of Global Security for the 4.50% Convertible Senior Notes due 2015 (included in Exhibit 4.1).

10.1
Transition Agreement, dated April 23, 2012, by and between the Company and John T. Major. Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 24, 2012 (SEC File No. 000-26844).

10.2
Form of Subscription Agreement, dated June 20, 2012, by and between the Company and certain holders of the Company's 2.75% Senior Convertible Notes due February 2013. Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 26, 2012 (SEC File No. 000-26844).

10.3*	Consent, dated June 20, 2012, by and between the Company and Silicon Valley Bank.

10.4
Form of Registration Rights Agreement, dated June 29, 2012, by and between the Company and certain holders of the Company's 4.50% Convertible Senior Notes due 2015. Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 2, 2012 (SEC File No. 000-26844).

10.5	RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Appendix C to the Company's Proxy Statement on Schedule 14A, filed on May 17, 2012 (SEC File No. 000-26844).

10.6	RadiSys Corporation 1996 Employee Stock Purchase Plan. Incorporated by reference from Appendix D to the Company's Proxy Statement on Schedule 14A, filed on May 17, 2012 (SEC File No. 000-26844).

10.7*	Executive Change of Control Agreement dated August 2, 2012 between the Company and Fred Barden.

10.8*	Amended and Restated Executive Severance Agreement dated August 2, 2012 between the Company and Fred Barden.

10.9*	Executive Change of Control Agreement dated August 1, 2012 between the Company and Keate Despain.

10.10*	Executive Severance Agreement dated August 1, 2012 between the Company and Keate Despain.

10.11*	Executive Change of Control Agreement dated August 3, 2012 between the Company and Amit Agarwal.

10.12*	Executive Severance Agreement dated August 3, 2012 between the Company and Amit Agarwal.

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Presentation Linkbase

101.DEF**	XBRL Taxonomy Definition Linkbase

*	Filed herewith

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