Form 10-Q
period 2012-09-30
RADISYS CORP
filed 2012-11-02
CIK 873044

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	0-26844

RADISYS CORPORATION
(Exact name of registrant as specified in its charter)

OREGON	93-0945232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5435 N.E. Dawson Creek Drive, Hillsboro, OR	97124
(Address of principal executive offices)	(Zip Code)

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

Number of shares of common stock outstanding as of October 31, 2012: 28,343,483

RADISYS CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011 (A)	2012	2011 (A)
Revenues	$63,725	$97,876	$216,796	$251,359
Cost of sales:
Cost of sales	43,687	66,610	142,234	173,777
Amortization of purchased technology	2,390	3,283	7,223	5,610
Total cost of sales	46,077	69,893	149,457	179,387
Gross margin	17,648	27,983	67,339	71,972
Research and development	11,845	12,955	36,104	31,562
Selling, general and administrative	11,793	15,610	33,966	37,520
Intangible asset amortization	1,303	1,234	3,911	1,618
Impairment of goodwill	29,748	—	29,748	—
Restructuring and acquisition-related charges, net	(2,717)	5,758	(234)	8,279
Gain on the liquidation of a foreign subsidiary	—	(2,081)	—	(2,081)
Loss from operations	(34,324)	(5,493)	(36,156)	(4,926)
Interest expense	(436)	(458)	(1,279)	(1,410)
Other income	22	333	312	284
Loss before income tax expense (benefit)	(34,738)	(5,618)	(37,123)	(6,052)
Income tax expense (benefit)	373	(11,079)	1,496	(11,174)
Net income (loss)	$(35,111)	$5,461	$(38,619)	$5,122
Net income (loss) per share:
Basic	$(1.28)	$0.21	$(1.43)	$0.20
Diluted	$(1.28)	$0.19	$(1.43)	$0.20
Weighted average shares outstanding:
Basic	27,534	26,432	26,985	25,038
Diluted	27,534	31,657	26,985	25,595

(A)
As adjusted to reflect the impact of additional tax-related adjustments to the Company's purchase accounting for Continuous Computing in accordance with ASC 805-10 "Business Combinations." See Note 2 — Acquisitions for additional information.

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income (loss)	$(35,111)	$5,461	$(38,619)	$5,122
Other comprehensive income (loss):
Translation adjustments	462	(428)	(87)	(172)
Gain on liquidation of foreign subsidiary	—	(2,081)	—	(2,081)
Net adjustment for fair value of hedge derivatives	781	(660)	108	(603)
Other comprehensive income (loss)	1,243	(3,169)	21	(2,856)
Comprehensive income (loss)	$(33,868)	$2,292	$(38,598)	$2,266

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	September 30, 2012	December 31, 2011 (A)

ASSETS
Current assets:
Cash and cash equivalents	$31,828	$47,770
Accounts receivable, net	50,930	49,212
Other receivables	2,877	4,036
Inventories, net	20,493	27,011
Inventory deposit, net	9,474	8,443
Other current assets	4,930	5,080
Deferred tax assets, net	4,922	5,507
Total current assets	125,454	147,059
Property and equipment, net	17,871	15,366
Goodwill	—	29,748
Intangible assets, net	73,909	85,043
Long-term deferred tax assets, net	12,275	12,266
Other assets	7,524	7,791
Total assets	$237,033	$297,273

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,408	$37,874
Accrued wages and bonuses	7,659	10,808
Deferred income	8,928	11,602
Convertible senior notes	16,919	—
Other accrued liabilities	10,681	16,195
Total current liabilities	85,595	76,479
Long-term liabilities:
Convertible senior notes	18,000	45,000
Other long-term liabilities	3,912	9,061
Total long-term liabilities	21,912	54,061
Total liabilities	107,507	130,540
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock — no par value, 100,000 shares authorized; 28,321 and 27,949 shares issued and outstanding at September 30, 2012 and December 31, 2011	302,616	301,225
Accumulated deficit	(174,831)	(136,212)
Accumulated other comprehensive income:
Cumulative translation adjustments	2,407	2,494
Unrealized loss on hedge instruments	(666)	(774)
Total accumulated other comprehensive income	1,741	1,720
Total shareholders’ equity	129,526	166,733
Total liabilities and shareholders’ equity	$237,033	$297,273

(A)
As adjusted to reflect the impact of additional tax-related adjustments to the Company's purchase accounting for Continuous Computing in accordance with ASC 805-10 "Business Combinations." See Note 2 — Acquisitions for additional information.

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2012	2011 (A)
Cash flows from operating activities:
Net income (loss)	$(38,619)	$5,122
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,448	11,199
Impairment of goodwill	29,748	—
Inventory valuation allowance	1,415	1,637
Deferred income taxes	614	(878)
Deferred tax valuation allowance reversal	—	(10,253)
Tax liability adjustments	—	—
Non-cash interest expense	352	336
Gain on the liquidation of a foreign subsidiary	—	(2,081)
Loss on disposal of property and equipment	180	121
Loss on ARS settlement right	—	—
Gain on ARS	—	—
Stock-based compensation expense	394	4,038
Other	540	1,286
Changes in operating assets and liabilities:
Accounts receivable	(1,718)	(2,514)
Other receivables	1,169	(1,781)
Inventories	5,110	(11,705)
Inventory deposit	(1,031)	(480)
Other current assets	511	254
Accounts payable	3,895	18,151
Accrued wages and bonuses	(3,155)	125
Accrued restructuring	(1,967)	1,958
Deferred income	(3,002)	2,574
Other accrued liabilities	(8,255)	(3,194)
Net cash provided by operating activities	2,629	13,915
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(79,298)
Capital expenditures	(9,095)	(4,289)
Purchase of long-term assets	(368)	(500)
Net cash used in investing activities	(9,463)	(84,087)
Cash flows from financing activities:
Repurchases of common stock	—	(3,920)
Repurchase of convertible subordinated notes	(10,081)	—
Proceeds from issuance of common stock	1,100	1,324
Other financing activities	(140)	(408)
Net cash used in financing activities	(9,121)	(3,004)
Effect of exchange rate changes on cash	13	—
Net decrease in cash and cash equivalents	(15,942)	(73,176)
Cash and cash equivalents, beginning of period	47,770	129,078
Cash and cash equivalents, end of period	$31,828	$55,902
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,011	$1,375
Income taxes	$1,017	$538

(A)
As adjusted to reflect the impact of additional tax-related adjustments to the Company's purchase accounting for Continuous Computing in accordance with ASC 805-10 "Business Combinations." See Note 2 — Acquisitions for additional information.

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Significant Accounting Policies

Radisys Corporation (the “Company” or “Radisys”) has adhered to the accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2011 in preparing the accompanying interim consolidated financial statements. The preparation of these statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Additionally, the accompanying financial data as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 and the Company's Current Report on Form 8-K filed on September 10, 2012, which provides revised financial statements as of and for the year ended December 31, 2011 to reflect the retrospective adjustments to the purchase price accounting for the July 2011 acquisition of Continuous Computing Corporation ("Continuous Computing").

The financial information included herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for interim periods.

Note 2 — Acquisitions

During the nine months ended September 30, 2012, the Company revised the purchase price allocation for the acquisition of Continuous Computing as a result of final measurement period adjustments. This revision is the result of finalizing the accounting for certain tax matters, which was completed during the three months ended March 31, 2012. These adjustments resulted in an additional release of the Company's valuation allowance provided against its U.S. net deferred tax assets, which resulted in additional deferred tax benefit reported in third-quarter 2011 financial information of approximately $2.7 million. As required by ASC 805-10, the Company's statements of operations and cash flows for the period ending September 30, 2011, as well as the balance sheet at December 31, 2011, have been revised to reflect the impact of these measurement period adjustments.

The following tables summarize the purchase price allocation and the impact of these measurement period adjustments to the Company's previously filed statements of operations and cash flows for the period ending September 30, 2011, as well as the balance sheet at December 31, 2011:

Total purchase price		$119,731
Fair value of net tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$2,214
Accounts receivable	13,434
Inventories	4,036
Prepaid expenses and other current assets	3,316
Fixed assets	2,469
Other assets	614
Accounts payable	(5,368)
Accrued expenses	(6,891)
Deferred revenue	(1,825)
Other long-term liabilities	(1,226)
		10,773
Fair value of identifiable intangible assets acquired		89,240
Net deferred tax liability		(9,870)
Goodwill		$29,588

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	As Reported	Purchase Accounting Entry	Revised	As Reported	Purchase Accounting Entry	Revised
Statement of Operations:
Loss before income tax expense (benefit)	$(5,618)	$—	$(5,618)	$(6,052)	$—	$(6,052)
Income tax expense (benefit)	(8,383)	(2,696)	(11,079)	(8,478)	(2,696)	(11,174)
Net income	$2,765	$2,696	$5,461	$2,426	$2,696	$5,122

Net income per share:
Basic	$0.10	$0.11	$0.21	$0.10	$0.10	$0.20
Diluted	$0.10	$0.09	$0.19	$0.09	$0.11	$0.20
Weighted average shares outstanding
Basic	26,432	—	26,432	25,038	—	25,038
Diluted	27,820	3,837	31,657	25,595	—	25,595

	Nine months ended September 30, 2011 - As reported	Purchase accounting entry	Nine months ended September 30, 2011 - Revised
Statement of Cash Flows:
Net income	$2,426	$2,696	$5,122
Deferred tax valuation allowance reversal	(7,557)	(2,696)	(10,253)
Net cash provided by operating activities	13,915	—	13,915

	December 31, 2011 - As reported	Purchase accounting entry	December 31, 2011 - Revised
Balance Sheet:
Current assets:
Deferred tax assets, net	$5,875	$(368)	$5,507
Total current assets	147,427	(368)	147,059
Goodwill	26,599	3,149	29,748
Total assets	294,492	2,781	297,273
Current liabilities:
Other accrued liabilities	16,106	89	16,195
Total current liabilities	76,390	89	76,479
Long-term liabilities:
Other long-term liabilities	9,065	(4)	9,061
Total long-term liabilities	54,065	(4)	54,061
Total liabilities	130,455	85	130,540
Shareholders' equity:
Accumulated deficit	(138,908)	2,696	(136,212)
Total shareholders’ equity	164,037	2,696	166,733
Total liabilities and shareholders’ equity	294,492	2,781	297,273

Note 3 — Goodwill

The Company reviews goodwill for impairment annually at the beginning of its fourth fiscal quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Conditions that would trigger an impairment assessment, include, but are not limited to, a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action. The Company is considered one reporting unit.

The goodwill impairment test involves a two-step process pursuant to Accounting Standards Codification ("ASC") 350-20-35. The first step compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, the second step of the impairment test is to measure the amount of impairment loss. In the second step, the reporting unit's fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment loss.

During the three months ended September 30, 2012, the Company determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment assessment. These indicators included the recent trading value of the Company's common stock, coupled with overall telecommunications market conditions. As a result, the Company compared its book value to its market capitalization, adjusted for factors such as a control premium and concluded step two of the impairment test should be performed.

The Company estimated the fair value of its single reporting unit using a market approach. The market approach estimates fair value in part on market capitalization plus an estimated control premium paid in acquisitions of publicly traded companies with similar characteristics to the Company. Based on the Company's analysis, the implied fair value of goodwill was lower than its carrying value. As a result, the Company recorded a full impairment charge of $29.7 million against the carrying amount of goodwill during the three months ended September 31, 2012. The impairment charge is included in Impairment of goodwill in the Condensed Consolidated Statements of Operations.

Note 4 — Fair Value of Financial Instruments

Assets and Liabilities Measured at Fair Value on a Recurring Basis

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

The Company has obligations ("contingent consideration"), to be paid in cash, related to the acquisition of Continuous Computing based on the amount of product royalty revenues to be generated by a specified set of contracts associated with certain of Continuous Computing's products over a period of 36 months after closing. The contingent consideration liability was established at the time of acquisition and is evaluated at the end of each reporting period. As the significant inputs used in determining the fair value are unobservable, this liability is classified within Level 3 of the fair value hierarchy.

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

The following table summarizes the fair value measurements for the Company's financial instruments (in thousands):

	Fair Value Measurements as of September 30, 2012
	Total	Level 1	Level 2	Level 3
Cash surrender value of life insurance contracts	$3,415	$—	$3,415	$—
Foreign currency forward contracts	(271)	—	(271)	—
Contingent consideration liability	(2,449)	—	—	(2,449)
Total	$695	$—	$3,144	$(2,449)

	Fair Value Measurements as of December 31, 2011
	Total	Level 1	Level 2	Level 3
Cash surrender value of life insurance contracts	$3,394	$—	$3,394	$—
Foreign currency forward contracts	(647)	—	(647)	—
Contingent consideration liability	(7,594)	—	—	(7,594)
Total	$(4,847)	$—	$2,747	$(7,594)

The following table summarizes our Level 3 activity for the Company's contingent consideration liability (in thousands):

Level 3
Balance at December 31, 2011	$7,594
Change in estimate	(5,910)
Accretion	765
Balance at September 30, 2012	$2,449

The Company records all changes in estimate and accretion on the contingent consideration liability to restructuring and acquisition-related charges, net in the Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2012, the Company recorded changes in estimate of $4.3 million and $5.9 million. Of the $2.4 million contingent consideration liability, $0.8 million is recorded in other accrued liabilities and $1.6 million is recorded in other long-term liabilities on our Condensed Consolidated Balance Sheet at September 30, 2012.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2012. At September 30, 2012, the only asset or liability measured at fair value on a non-recurring basis was goodwill, which based on the valuation techniques utilized is within level 3 of the fair value hierarchy.

Fair Value Measurements as of September 30, 2012
	Total	Level 1	Level 2	Level 3
Goodwill	$—	$—	$—	$—
Total	$—	$—	$—	$—

As discussed in Note 3 - Goodwill, during the third quarter of 2012, the Company performed an interim goodwill impairment assessment which resulted in a full impairment of the Company's goodwill, or $29.7 million. In the evaluation of goodwill, the Company used a market-based approach to estimate the fair value of its single reporting unit by adding to the Company's recent stock price a control premium that a hypothetical buyer would pay over the market price to acquire a majority share of the Company. The fair value of the single reporting unit was used to calculate an implied fair value of goodwill, which was compared to the carrying amount to measure the amount of impairment loss that should be recorded. The Company believes this is the most reliable indicator of fair value and is consistent with the approach a market place participant would use. The estimation of fair value utilizing the above approach includes numerous uncertainties which require significant judgment when making assumptions of the control premium, expected growth rates and the selection of discount rates, as well as assumptions regarding general economic and business conditions, among other factors.

Based on the analysis described above, the Company determined the fair value of its single reporting unit to be $130.2 million, using a control premium of 47%. Key assumptions used in measuring the fair value of the Company's projected intangible assets included a discount rate of 18%, revenue growth for the Company's technologies including expected future attrition rates, and estimated royalty rates ranging 8% to 20% (based on the respective technology) used in the relief-from-royalty method to value the Company's technology assets.

The Company also assessed long-lived assets for impairment during the third quarter of 2012, comparing the undiscounted future cash flow the assets are expected to generate to the carrying value of the assets. The probability-weighted analysis of expected undiscounted future cash flows exceeded the book value of the long lived assets by $22.0 million, or 23%. Key assumptions used in this analysis included revenue growth for the Company's technologies as well as general economic and business conditions.

Note 5 — Accounts Receivable and Other Receivables

Accounts receivable consists of sales to the Company's customers which are generally based on standard terms and conditions. Accounts receivable balances consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Accounts receivable, gross	$51,722	$50,040
Less: allowance for doubtful accounts	(792)	(828)
Accounts receivable, net	$50,930	$49,212

As of September 30, 2012 and December 31, 2011, the balance in other receivables was $2.9 million and $4.0 million. Other receivables consisted primarily of non-trade receivables including receivables for value-added taxes and inventory transferred to the Company's contract manufacturing partners on which the Company does not recognize revenue. In addition, at December 31, 2011 other receivables included $1.3 million for a sale of components partially fulfilled in 2011 which were not invoiced until the first quarter of 2012 when the remaining components were shipped.

Note 6 — Inventories

Inventories consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Raw materials	$11,171	$10,925
Work-in-process	1,066	599
Finished goods	10,891	20,127
	23,128	31,651
Less: inventory valuation allowance	(2,635)	(4,640)
Inventories, net	$20,493	$27,011

	September 30, 2012	December 31, 2011
Inventory deposit (A)	$11,929	$11,578
Less: inventory deposit valuation allowance	(2,455)	(3,135)
Inventory deposit, net	$9,474	$8,443

(A)
The Company is contractually obligated to reimburse its contract manufacturer for the cost of excess inventory that has been purchased as a result of the Company's forecasted demand when there is no alternative use. The Company's inventory deposit represents a cash deposit paid to its contract manufacturer for inventory in excess of near term demand. The deposit is recorded net of adverse purchase commitment liabilities, and therefore the net balance of the deposit represents inventory the Company believes will be utilized. The deposit will be applied against future adverse purchase commitments owed to the Company's contract manufacturers or reduced based on the usage of inventory. See Note 10 - Commitments and Contingencies for additional information regarding the Company's adverse purchase commitment liability.

Consigned inventory is held at third-party locations, including the Company's contract manufacturing partner and customers. The Company retains title to the inventory until purchased by the third-party. Consigned inventory, consisting of raw materials and finished goods, was $0.5 million and $3.8 million at September 30, 2012 and December 31, 2011.

The Company recorded the following charges associated with the valuation of inventory, inventory deposit and the adverse purchase commitment liability (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Inventory, net	$384	$815	$1,415	$1,637
Inventory deposit, net	158	394	521	802
Adverse purchase commitments	(84)	28	(112)	825

Note 7 — Accrued Restructuring

Accrued restructuring, which is included in other accrued liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
2009 restructuring	$—	$84
Fourth quarter 2010 restructuring	—	218
Continuous Computing restructuring	131	3,900
2012 lease abandonment charge	1,081	—
Third quarter 2012 restructuring	1,024	—
Total accrued restructuring	$2,236	$4,202

Of the $2.2 million accrued restructuring at September 30, 2012, $0.7 million represents the long-term portion of accrued lease abandonment charges, with the remaining balance representing the short-term portion of accrued restructuring.

The Company evaluates the adequacy of the accrued restructuring charges on a quarterly basis. Reversals are recorded in the period in which the Company determines that expected restructuring obligations are less than the amounts accrued.

2009 Restructurings

During 2012, all remaining activities related to the 2009 plan were completed.

Fourth Quarter 2010 Restructuring

During 2012, all remaining activities related to the 2010 plan were completed.

Continuous Computing Related Restructuring

In the second quarter of 2011, the Company initiated a restructuring plan associated with the acquisition of Continuous Computing. The plan included the identification of 117 positions at various locations that will be eliminated. The primary intent of these integration activities was to eliminate the staffing redundancies that resulted from the Company's acquisition of Continuous Computing. In addition, these integration activities align with the Company's corporate objective to transfer a significant portion of its research and development activities to lower cost geographies. To date, under this plan, the Company has incurred restructuring costs of $5.8 million, which consisted of severance and related payroll costs as well as healthcare benefits and legal fees. The Company expects additional charges associated with the restructuring plan to be substantially complete by the fourth quarter of 2012.

During the nine months ended September 30, 2012, under the Continuous Computing restructuring plan, the Company recorded net expense of $0.9 million for the severance of a named executive officer and various other employees, net of the reduction resulting from the re-assignment of employees initially included in the plan and changes in previously estimated amounts for employee severance and associated payroll costs.

The following table summarizes activity associated with the Continuous Computing restructuring plan during the nine months ended September 30, 2012, (in thousands):

Employee Termination and Related Costs
Balance accrued as of December 31, 2011	$3,900
Additions	1,043
Reversals	(269)
Expenditures	(4,543)
Balance accrued as of September 30, 2012	$131

2012 Lease Abandonments

During the nine months ended September 30, 2012 the Company recorded charges of $2.0 million related to the abandonment and reduction of three leased facilities. The charges recorded represent the present value of the remaining rental obligations and lease exit charges for these facilities, offset by estimated sublease income during the remaining lease term.

The following table summarizes the activity associated with the 2012 lease abandonments restructuring costs during the nine months ended September 30, 2012, (in thousands):

Lease Charges
Additions	$2,012
Reversals	—
Expenditures	(931)
Balance accrued as of September 30, 2012	$1,081

Third Quarter 2012 Restructuring

During third quarter of 2012, the Company restructured four employees including the Company's Chief Executive Officer. The remaining employees were restructured within the sales, finance, and human resources departments in a continued effort to focus our global operations in order to maximize cost savings. The Company expects all activities associated with this plan to be complete by the end of 2012.

The following table summarizes the activity associated with the third quarter 2012 restructuring costs during the nine months ended September 30, 2012, (in thousands):

Employee Termination and Related Costs
Additions	1,253
Reversals	—
Expenditures	(229)
Balance accrued as of September 30, 2012	1,024

Note 8 — Short-Term Borrowings

Silicon Valley Bank

The Company has a $40.0 million secured revolving line of credit agreement (as amended, the “Agreement”) with Silicon Valley Bank (“SVB”) maturing on September 30, 2014. On October 29, 2012, the Agreement was amended to revise the minimum two quarter rolling EBITA financial covenant and the calculation of the Availability Amount under the Agreement. In addition, the amendment modified the frequency of liquidity testing from quarterly to monthly, all as more particularly described below. The secured revolving credit facility is available for cash borrowings and subject to a borrowing formula based upon eligible accounts receivable. Eligible accounts receivable (as defined in the Agreement) include 80% of US and 65% of foreign accounts receivable for our U.S. companies, limited to concentration by certain customers, not greater than 60 days past due and no greater than 120 days from original invoice date. Borrowings under the Agreement bear interest at the prime rate, which was 3.25% as of September 30, 2012, or LIBOR, which was 0.21% as of September 30, 2012, plus 1.25%, with either interest rate determined by the Company's election. The Company is required to make interest payments monthly. The Company was further required to pay a commitment fee equal to $35,000 on the closing date of the Agreement and annually thereafter and to pay quarterly in arrears an unused facility fee in an amount equal to 0.375% per year of the unused amount of the facility.

The Agreement requires the Company to make and maintain certain financial covenants, representations, warranties and other agreements that are customary in credit agreements of this type. The Agreement also requires the Company to maintain the following specific financial covenants:

•
minimum monthly liquidity ratio of 1.25 during the term of the Agreement. The liquidity ratio is defined as cash, cash equivalents and short term investments (with cash and cash equivalents held by the Company's foreign subsidiaries not to exceed $10.0 million and excluding any investments held by the Company's foreign subsidiaries) plus eligible accounts receivable (as defined in the Agreement), divided by the sum of obligations owing to SVB under the Agreement;

•
minimum two quarter positive rolling EBITDA (earnings before interest, taxes, depreciation, amortization, stock based compensation, goodwill impairment charges, and non-cash restructuring and integration expenses associated with the acquisition of Continuous Computing) of $3.0 million beginning with the quarter ending June 30, 2013. Prior to June 30, 2013, the minimum two quarter rolling EBITDA requirements increase on a quarterly basis with the quarter ending December 31, 2012 as follows: ($3.5) million, and ($1.0) million; and

•	capital expenditures may not exceed $20.0 million during the period January 1, 2011 to December 31, 2012 and $8.0 million in subsequent years.

As of September 30, 2012 and December 31, 2011, the Company had no outstanding balances or letters of credit issued on its behalf under the Agreement. At September 30, 2012, based on the amended agreement, the Company had $28.4 million of available capacity under the Agreement. As of September 30, 2012, the Company was in compliance with all covenants.

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

The following table outlines the effective interest rate, contractually stated interest costs, and costs related to the amortization of issuance costs for the Company's 2013 convertible senior notes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Effective interest rate of 2013 senior notes	3.73%	3.64%	3.73%	3.64%
Effective interest rate of 2015 senior notes	4.50%	NA	4.50%	NA
Contractually stated interest costs	$351	$344	$970	$1,032
Amortization of interest costs	$131	$112	$352	$336

During the nine months ended September 30, 2012, the Company exchanged, in a private offering, $18.0 million aggregate principal amount of the 2013 convertible senior notes for $18.0 million aggregate principal amount of 4.50% convertible senior notes due 2015 (the “2015 convertible senior notes”). The Company accounted for the exchange in accordance with the relevant accounting guidance for debt exchanges and modifications. Refer below for further details of the 2015 convertible senior notes.

During the nine months ended September 30, 2012, the Company repurchased $10.1 million aggregate principal amount of the 2013 convertible senior notes, decreasing the aggregate principal amount of the 2013 senior convertible notes outstanding at September 30, 2012 to $16.9 million.

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

As of September 30, 2012 and December 31, 2011, the Company had outstanding 2013 and 2015 convertible senior notes with a combined face value of $34.9 million and $45.0 million, respectively. Of these balances $16.9 million and $0 were classified as current liabilities in the Condensed Consolidated Balance Sheets at September 30, 2012 and December 30, 2011. As of September 30, 2012 and December 31, 2011, the fair value of the Company's 2013 and 2015 convertible senior notes were $35.0 million and $41.8 million, which is based on quoted prices of the Company's publicly traded debt on each balance sheet date.

Note 10 - Commitments and Contingencies

Adverse Purchase Commitments

The Company is contractually obligated to reimburse its contract manufacturers for the cost of excess inventory used in the manufacture of the Company's products, if there is no alternative use. This liability, referred to as adverse purchase commitments, is presented in other accrued liabilities in the accompanying Condensed Consolidated Balance Sheets. Estimates for adverse purchase commitments are derived from reports received on a quarterly basis from the Company's contract manufacturers. Increases to this liability are charged to cost of sales. If and when the Company takes possession of inventory reserved for in this liability, the liability is transferred from other accrued liabilities to the excess and obsolete inventory valuation allowance (Note 6 —Inventories).

Guarantees and Indemnification Obligations

As permitted under Oregon law, the Company has agreements whereby it indemnifies its officers, directors and certain finance employees for certain events or occurrences while an officer, director or employee is or was serving in such capacity at the request of the Company. The term of the indemnification period is for the officer's, director's or employee's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. To date, the Company has not incurred any costs associated with these indemnification agreements and, as a result, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2012.

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

The following is a summary of the change in the Company's warranty accrual reserve (in thousands):

	Nine Months Ended
	September 30,
	2012	2011
Warranty liability balance, beginning of the period	$3,438	$3,025
Product warranty accruals	3,209	2,205
Continuous Computing beginning balance	—	817
Utilization of accrual	(3,529)	(2,345)
Warranty liability balance, end of the period	$3,118	$3,702

The warranty liability balance is included in other accrued liabilities in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011.

Note 11 — Basic and Diluted Net Income (Loss) per Share

A reconciliation of the numerator and the denominator used to calculate basic and diluted net income (loss) per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator — Basic
Net income (loss)	$(35,111)	$5,461	$(38,619)	$5,122
Numerator — Diluted
Net income (loss)	$(35,111)	$5,461	$(38,619)	$5,122
Interest on convertible notes, net of tax benefit (B)	—	456	—	—
Net income (loss), diluted	$(35,111)	$5,917	$(38,619)	$5,122
Denominator — Basic
Weighted average shares used to calculate net income (loss)
per share, basic	27,534	26,432	26,985	25,038
Denominator — Diluted
Weighted average shares used to calculate net income (loss)
per share, basic	27,534	26,432	26,985	25,038
Effect of escrow shares (A)	—	1,242	—	414
Effect of convertible notes (B)	—	3,837	—	—
Effect of dilutive restricted stock (C)	—	84	—	88
Effect of dilutive stock options (C)	—	62	—	55
Weighted average shares used to calculate net income (loss)
per share, diluted	27,534	31,657	26,985	25,595
Net income (loss) per share
Basic	$(1.28)	$0.21	$(1.43)	$0.20
Diluted (A), (B)	$(1.28)	$0.19	$(1.43)	$0.20

(A)	For the three and nine months ended September 30, 2012, the 0.8 million and 1.1 million contingently issuable shares were excluded from the calculation as their effect would have been anti-dilutive.

(B)
For the three and nine months ended September 30, 2012 and the nine months ended September 30, 2011, 3.8 million and 3.6 million as-if converted shares associated with the Company's 2013 and 2015 convertible senior notes were excluded from the calculation as their effect would have been anti-dilutive.

(C)	For the three and nine months ended September 30, 2012 and 2011, the following equity awards, by type, were excluded from the calculation, as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Stock options	2,476	2,953	2,476	2,962
Restricted stock units (D)	1,708	1,404	1,708	1,400
Total equity award shares excluded	4,184	4,357	4,184	4,362

(D)
For the three and nine months ended September 30, 2012, the Company excluded restricted shares of 1.0 million granted under the Long-Term Incentive Plan and Overlay Plan, as the performance criteria required for issuance of the awards was not satisfied as of these dates. For the three and nine months ended September 30, 2011, the Company excluded restricted shares of 0.7 million granted under the Long-Term Incentive Plan, as the performance criteria required for issuance of the awards was not satisfied as of these dates. Shares excluded under these plans were based on the Company's estimate of shares likely to vest at each period there ended.

Note 12 — Income Taxes

The Company's effective tax rate for the three months ended September 30, 2012 and 2011 differs from the statutory rate primarily due to a full valuation allowance provided against its United States (“U.S.”) net deferred tax assets, Canadian research and experimental development claims, the impact of stock option expense, the amortization of goodwill for tax purposes and taxes on foreign income that differ from the U.S. tax rate.  The Company utilizes the asset and liability method of accounting for income taxes. The Company records deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon the Company's review of all positive and negative evidence, including its three year U.S. cumulative pre-tax book loss and taxable loss, it concluded that a full valuation allowance should continue to be recorded against its U.S. net deferred tax assets at September 30, 2012. In certain other foreign jurisdictions, where the Company does not have cumulative losses or other negative evidence, the Company had net deferred tax assets of $17.2 million at September 30, 2012 and $18.1 million at December 31, 2011.  In the future, if the Company determines that it is more likely than not that it will realize its U.S. net deferred tax assets, it will reverse the applicable portion of the valuation allowance and recognize an income tax benefit in the period in which such determination is made.

The Company's unrecognized tax benefits and related interest and penalties during the three months ended September 30, 2012 increased by $35,000 primarily due to additional accrual of interest on uncertain tax positions related to the acquisition of Continuous Computing. The ending balance for the unrecognized tax benefits was approximately $2.6 million at September 30, 2012. The related interest and penalties were $0.3 million and $0.2 million, respectively. The uncertain tax positions that are reasonably possible to decrease in the next twelve months are insignificant.

The Company is currently under tax examination in India. The periods covered under examination are the Company's financial years 2005 through 2008. The examination is in various stages of appellate proceedings and all material uncertain tax positions associated with the examination have been taken into account in the ending balance of the unrecognized tax benefits at September 30, 2012. As of September 30, 2012, the Company is not under examination by tax authorities in any other jurisdictions.

For the three months ended September 31, 2012, the Company changed its position regarding the unremitted earnings in certain foreign subsidiaries.  A deferred tax liability has been recognized related to foreign earnings no longer considered indefinitely reinvested.  Due to the full valuation allowance provided against the U.S. net deferred tax assets, the change in position did not affect the Condensed Consolidated Statements of Operations or the Condensed Consolidated Balance Sheets.  No withholding taxes were accrued in connection with the unremitted earnings.

Note 13 — Stock-based Compensation

The following table summarizes the awards granted under the Radisys Corporation 2007 Stock Plan (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Stock options	391	242	464	303
Restricted stock	265	169	342	245
Performance based restricted stock	1,050	328	1,050	448
Continuous Computing options assumed	—	322	—	322
Total	1,706	1,061	1,856	1,318

On September 4, 2012, the Company's Compensation and Development Committee (“the Committee”) approved 249,750 performance based restricted stock awards under the Overlay Plan based on planned attainment of 100% of the performance goals being met.  The Overlay provides for the grants of awards payable in shares of common stock upon the achievement of performance goals set by the Committee.  The awards have four separate quarterly performance achievement dates in 2013 and vest one year after they are earned.

Effective September 10, 2012, the Committee canceled all outstanding awards under the Long-Term Incentive Plan ("LTIP"), resulting in the shares underlying such awards becoming eligible for grants of additional awards under the LTIP.

Following such cancellation of awards, on September 10, 2012, the Committee approved 799,975 performance based restricted stock awards under the LTIP based on planned attainment of 100% of the performance goals being met.  The LTIP provides for the grants of awards payable in shares of common stock upon the achievement of performance goals set by the Committee.  The awards have four separate semi-annual performance achievement dates in 2013 and 2014 and vest upon attainment of the performance conditions.
Stock-based compensation was recognized and allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Cost of sales	$107	$217	$(98)	$572
Research and development	284	464	315	1,070
Selling, general and administrative	587	1,220	177	2,396
Total	$978	$1,901	$394	$4,038

In the second quarter of 2012, the Company determined that it was improbable that the LTIP performance goal established in May 2008 would be attained prior to the end of the measurement period and, as a result, reversed life-to-date LTIP expense of $2.4 million.

Note 14 — Common Stock Repurchase Program

In December 2010, the Board of Directors authorized the repurchase of up to $20.0 million of the Company's common stock through open-market transactions and privately negotiated transactions from time to time at the discretion of management. The duration of the repurchase program is two years, although it may be extended, suspended or discontinued without prior notice, at the discretion of the Board of Directors. Under the program, the Company repurchased common stock with a value of $3.9 million in 2011, leaving $16.1 million available for future repurchases of the Company's common stock. No amounts were repurchased during the nine months ended September 30, 2012.

Note 15 — Hedging

The Company’s activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates. The Company manages these risks through the use of forward exchange contracts, designated as foreign-currency cash flow hedges, in an attempt to reduce the potentially adverse effects of foreign currency exchange rate fluctuations that occur in the normal course of business. As such, the Company’s hedging activities are all employed solely for risk management purposes. All hedging transactions are conducted with, in the opinion of management, financially stable and reputable financial institutions. As of September 30, 2012 and December 31, 2011, the only hedge instruments executed by the Company are associated with its exposure to fluctuations in the Canadian Dollar and Indian Rupee which result from obligations such as payroll and rent paid in these respective currencies.

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

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives are expected to remain highly effective in future periods. For the nine months ended September 30, 2012 and 2011 and for the year ended December 31, 2011 the Company had no hedge ineffectiveness.

During the three and nine months ended September 30, 2012, the Company entered into 21 and 62 new foreign currency forward contracts, with total notional contractual values of $3.3 million and $10.2 million. During the three months ended September 30, 2011, the Company did not enter into any new foreign currency contracts, while during the nine months ended September 30, 2011, the Company entered into 12 new foreign currency forward contracts, with total notional contractual values of $2.2 million.

 A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments designated as cash flow hedges at September 30, 2012 is as follows (in thousands):

	Contractual/Notional Amount	Condensed Consolidated Balance Sheet Classification	Estimated Fair Value
Type of Cash Flow Hedge			Asset	(Liability)
Foreign currency forward exchange contracts	$14,215	Other accrued liabilities	$10	$(281)

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

The effect of derivative instruments on the consolidated financial statements for the three months ended September 30, 2012 was as follows (in thousands):

	Effective Portion			Ineffective Portion
Type of Cash Flow Hedge	Hedge Loss Recognized in Other Comprehensive Loss	Condensed Consolidated Statements of Operations Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss)	Hedge Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Condensed Consolidated Statements of Operations Classification of Gain (Loss) Recognized	Hedge Gain (Loss) Recognized
Foreign currency forward exchange contracts	$781
		Cost of sales	$123	None	$—
		Research and development	70	None	—
		Selling, general and administrative	51	None	—

The effect of derivative instruments on the consolidated financial statements for the nine months ended September 30, 2012 was as follows (in thousands):

	Effective Portion			Ineffective Portion
Type of Cash Flow Hedge	Hedge Loss Recognized in Other Comprehensive Loss	Condensed Consolidated Statements of Operations Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss)	Hedge Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Condensed Consolidated Statements of Operations Classification of Gain (Loss) Recognized	Hedge Gain (Loss) Recognized
Foreign currency forward exchange contracts	$108
		Cost of sales	$191	None	$—
		Research and development	116	None	—
		Selling, general and administrative	35	None	—

The effect of derivative instruments on the consolidated financial statements for the three months ended September 30, 2011 was as follows (in thousands):

	Effective Portion			Ineffective Portion
Type of Cash Flow Hedge	Hedge Loss Recognized in Other Comprehensive Loss	Condensed Consolidated Statements of Operations Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss)	Hedge Gain Reclassified from Accumulated Other Comprehensive Income	Condensed Consolidated Statements of Operations Classification of Gain (Loss) Recognized	Hedge Gain (Loss) Recognized
Foreign currency forward exchange contracts	$(660)
		Cost of sales	$18	None	$—
		Research and development	109	None	—
		Selling, general and administrative	52	None	—

The effect of derivative instruments on the consolidated financial statements for the nine months ended September 30, 2011 was as follows (in thousands):

	Effective Portion			Ineffective Portion
Type of Cash Flow Hedge	Hedge Gain Recognized in Other Comprehensive Loss	Condensed Consolidated Statements of Operations Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss)	Hedge Gain Reclassified from Accumulated Other Comprehensive Income	Condensed Consolidated Statements of Operations Classification of Gain (Loss) Recognized	Hedge Gain (Loss) Recognized
Foreign currency forward exchange contracts	$(603)
		Cost of sales	$53	None	$—
		Research and development	339	None	—
		Selling, general and administrative	126	None	—

Over the next twelve months, the Company expects to reclassify into earnings a loss of approximately $0.2 million currently recorded as other comprehensive loss, as a result of the maturity of currently held forward exchange contracts.

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

Note 16 — Segment Information

The Company's Chief Operating Decision Maker, our Chief Executive Officer, reviews our results of operations on a consolidated level. Key resources, decisions, and assessment of performance are also analyzed on a company-wide level and therefore, the Company is one operating segment.

Revenues on a product and services basis are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Hardware	$50,907	$89,751	$176,558	$231,349
Software royalties and licenses	5,904	3,543	17,317	9,534
Technical support services	3,618	1,635	10,889	4,763
Engineering and other services	3,296	2,947	12,032	5,713
Total revenues	$63,725	$97,876	$216,796	$251,359

Generally, the Company's customers are not the end-users of its products. The Company ultimately derives revenues from the following four product groups (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
ATCA Platforms	27,687	44,928	$101,869	$95,198
COM Express and Rackmount Server	13,861	16,846	37,963	43,947
Software-Solutions	11,584	9,055	39,746	22,588
Other Products	10,593	27,047	37,218	89,626
Total revenues	$63,725	$97,876	$216,796	$251,359

Information about the Company’s geographic revenues and long-lived assets by geographical area is as follows (in thousands):

Geographic Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
United States	$21,321	$29,693	$75,611	$72,050
Other North America	715	495	2,376	1,087
North America	22,036	30,188	77,987	73,137
Europe, the Middle East and Africa (“EMEA”)	15,277	21,337	47,096	63,133
Asia Pacific	26,412	46,351	91,713	115,089
Total	$63,725	$97,876	$216,796	$251,359

Long-lived assets by Geographic Area

	September 30, 2012	December 31, 2011
Property and equipment, net
United States	$9,144	$8,748
Other North America	519	568
EMEA	3,061	2,928
Asia Pacific	5,147	3,122
Total property and equipment, net	$17,871	$15,366
Goodwill
United States	$—	$29,588
EMEA	—	160
Total goodwill	$—	$29,748
Intangible assets, net
United States	$72,356	$82,975
Other North America	255	386
EMEA	1,298	1,682
Total intangible assets, net	$73,909	$85,043

The following customers accounted for more than 10% of the Company's total revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Nokia Siemens Networks	23.7%	29.1%	23.1%	40.2%
NEC	11.2%	NA	11.6%	NA

The following customer accounted for more than 10% of accounts receivable:

	September 30, 2012	December 31, 2011
Nokia Siemens Networks	27.0%	23.4%

Note 17 — Subsequent Events

On October 29, 2012, the Company amended its $40.0 million secured revolving line of credit agreement with Silicon Valley Bank. Refer to Note 8 - Short-Term Borrowings for a complete description of the terms and conditions of the amended line of credit.

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
This report contains forward-looking statements including:

•	expectations and goals for revenues, gross margin, research and development expenses ("R&D"), selling, general, and administrative expenses ("SG&A") and profits;

•	the impact of our restructuring events on future operating results;

•	our projected liquidity;

•	future operations and market conditions;

•	industry trends or conditions and the business environment;

•	future levels of inventory and backlog and new product introductions;

•	expected synergies and other expense savings and operational and administrative efficiencies, opportunities, timing, expense and effects of the acquisition of Continuous Computing; and

•	other statements that are not historical facts.

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

These factors include, among others, the Company's high degree of customer concentration, the Company's transition to one contract manufacturer and use of the single contract manufacturer for a significant portion of the production of our products, key employee attrition, the anticipated amount and timing of revenues from design wins due to the Company's customers' product development schedule, cancellations or delays, matters affecting the embedded system industry, including changes in industry standards, changes in customer requirements and new product introductions, currency exchange rate fluctuations, changes in tariff and trade policies and other risks associated with foreign operations, actions by regulatory authorities or other third parties, actions by Continuous Computing's former shareholders, costs and difficulties related to integration of acquired businesses, delays, costs and difficulties related to the transaction, market conditions, the Company's ability to successfully integrate the business and operations of Continuous Computing and higher than expected costs of integration, the Company's ability to successfully manage the transition from 10G to 40G ATCA product technologies, performance and customer acceptance of the Trillium line of products, the combined companies' financial results and performance, and other factors described in "Risk Factors" and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2011, as updated in the subsequent quarterly reports on Form 10-Q. Although forward-looking statements help provide additional information about us, investors should keep in mind that forward-looking statements are only predictions, at a point in time, and are inherently less reliable than historical information.

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

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, in the first quarter of 2012 we changed our revenue reporting to align with how management began assessing revenues in 2012. Specifically, revenue will be disclosed in the following four product groups: ATCA Platforms, COM Express and Rackmount Server, Software-Solutions and Other Products. The total ATCA Platforms and Software-Solutions revenue represents the previously disclosed Next Generation Communications Networks revenue; COM Express and Rackmount Server revenue represents most of the previously disclosed Commercial Products revenue and Other Products revenue represents the previously disclosed Legacy Communications revenue as well as previously reported Commercial Products revenue that is not COM Express or Rackmount Server products. We have conformed prior period presentation to align our management's discussion and analysis with our new revenue reporting policy.

Third Quarter 2012 Summary

•
Revenues decreased $34.2 million to $63.7 million for the three months ended September 30, 2012 from $97.9 million for the three months ended September 30, 2011. The decrease was the result of continued softening in the broader telecom market affecting demand for our ATCA products as well as an expected decline in revenue from Other Products as these hardware centric products trend towards end of life.

•
Our gross margin decreased 0.9 percentage points in the three months ended September 30, 2012 to 27.7% from 28.6% of revenue in the three months ended September 30, 2011. This decrease was the result of an unfavorable product mix within our ATCA product group as compared to the three months ended September 30, 2011 and offset by the impact of cost synergies resulting from the integration of Continuous Computing and our continued focus on controlling manufacturing spend.

•
During the three months ended September 30, 2012, the Company determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment assessment. These indicators included the recent trading values of the Company's common stock coupled with overall telecommunication market conditions. As a result, we recorded a goodwill impairment charge of $29.7 million, representing all of our goodwill.

•
R&D expense decreased $1.1 million to $11.8 million for the three months ended September 30, 2012 from $13.0 million for the three months ended September 30, 2011 as a result of synergies realized from the acquisition of Continuous Computing.

•
SG&A expense decreased $3.8 million to $11.8 million for the three months ended September 30, 2012 from $15.6 million for the three months ended September 30, 2011. The decrease was the result of a reduction in headcount and overhead expenses resulting from restructuring activities associated with our acquisition of Continuous Computing. Additionally, decreased sales as compared to the three months ending September 30, 2011 resulted in lower commission expense.

•
Cash and cash equivalents decreased $15.9 million to $31.8 million at September 30, 2012 from $47.8 million at December 31, 2011. The decrease in cash and cash equivalents was due to the repurchase of $10.1 million of our 2013 senior convertible notes, capital expenditures associated with the build out of our international facilities, continued integration-related activities associated with the acquisition of Continuous Computing and the addition of 40G ATCA test equipment.

Comparison of the Three and Nine Months Ended September 30, 2012 and 2011

Results of Operations

The following table sets forth certain operating data as a percentage of revenues for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales:
Cost of sales	68.6	68.1	65.6	69.2
Amortization of purchased technology	3.7	3.3	3.3	2.2
Total cost of sales	72.3	71.4	68.9	71.4
Gross margin	27.7	28.6	31.1	28.6
Research and development	18.6	13.2	16.7	12.6
Selling, general, and administrative	18.5	15.9	15.7	14.9
Intangible asset amortization	2.0	1.3	1.8	0.6
Impairment of goodwill	46.7	—	13.7	—
Restructuring and acquisition-related charges, net	(4.2)	5.9	(0.1)	3.3
Gain on the liquidation of a foreign subsidiary	—	(2.1)	—	(0.8)
Loss from operations	(53.9)	(5.6)	(16.7)	(2.0)
Interest expense	(0.6)	(0.4)	(0.5)	(0.5)
Other income (expense), net	—	0.3	0.1	0.1
Loss before income tax expense (benefit)	(54.5)	(5.7)	(17.1)	(2.4)
Income tax expense (benefit)	0.6	(11.3)	0.7	(4.4)
Net income (loss)	(55.1)%	5.6%	(17.8)%	2.0%

Revenues

The following table sets forth our revenues by product group for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
ATCA Platforms ("ATCA")	$27,687	$44,928	(38.4)%	$101,869	$95,198	7.0%
COM Express and Rackmount Server	13,861	16,846	(17.7)	37,963	43,947	(13.6)
Software-Solutions	11,584	9,055	27.9	39,746	22,588	76.0
Other Products	10,593	27,047	(60.8)	37,218	89,626	(58.5)
Total revenues	$63,725	$97,876	(34.9)%	$216,796	$251,359	(13.8)%

Revenues in the ATCA product group decreased $17.2 million for the three months ended September 30, 2012 from the comparable periods in 2011. This decrease is the result of softening demand from our existing customer base due to softening in the macro telecom spending environment and timing of deployments within our customer base.

Revenues in the ATCA product group increased $6.7 million for the nine months ended September 30, 2012 from the comparable periods in 2011. Deployments to customers in the Japanese market to alleviate network capacity constraints resulted in an increase to ATCA revenue of $15.5 million for the nine months ended September 30, 2012 from the comparable period in 2011. In addition, we experienced broad-based strength throughout our Tier 2 and Tier 3 customers as compared to the nine months ended September 30, 2011 which is largely attributable to our acquisition of Continuous Computing. These increases were offset by softening of demand throughout the balance of our remaining customer base due to the macro telecom spending environment and timing of customer deployments by our largest customers as revenues from our top five ATCA customers decreased $9.1 million for the nine months ended September 30, 2012 from the comparable period in 2011. Given the uncertainty in the macro telecom spending environment, it is difficult to determine when a rebound in the market may occur; however, we do not expect any material change in macro telecom spending through the remainder of 2012 and potentially into the first half of 2013. We continue to expect 10-15% long-term revenue growth in our ATCA product group as our recent design wins ramp to customer deployment.

Revenues in the COM Express and Rackmount Server product group decreased $3.0 million and $6.0 million for the three and nine months ended September 30, 2012 from the comparable periods in 2011. We expect revenues from the Rackmount Server product line to continue to decline in 2012; however, in 2011 we began reinvesting in this product line and expect revenue growth to resume in 2013.

Revenues in the Software-Solutions product group increased $2.5 million and $17.2 million for the three and nine months ended September 30, 2012 from the comparable periods in 2011. The increase from the comparable periods in 2011 is due to robust demand for our existing media server product (targeted at the audio conferencing market) in 2012 leading to an increase in deployments throughout our customer base over the comparable periods of 2011. In addition, Trillium products, which as a result of the Continuous Computing acquisition were not a component of our revenue profile until the third quarter of 2011, also lead to an increase in revenues for the nine months ended September 30, 2012 over the comparable period. However, during 2012 our customers have experienced delays in small cell deployments containing our Trillium products resulting in lower revenues than our internal expectations.  Flat or declining revenues from levels experienced for the three months ended September 30, 2012 are expected during the fourth quarter of 2012 given the timing of deployments with our largest customers; however, we continue to expect 10-15% long-term revenue growth in our Software-Solutions product group given the increasing demand for our media server product, including our ATCA-based MPX-12000 media server which is aimed at addressing video and voice-over-LTE optimization in wireless networks, and the expectation of small cell deployments by our customers.

Revenues in the Other Products product group decreased $16.5 million and $52.4 million as expected for the three and nine months ended September 30, 2012 from the comparable periods in 2011, as these hardware centric products trend towards end of life.

Revenue by Geography

The following tables outline overall revenue dollars and the percentage of revenues, by geographic region, for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
North America	$22,036	$30,188	(27.0)%	$77,987	$73,137	6.6%
Europe, the Middle East and Africa ("EMEA")	15,277	21,337	(28.4)	47,096	63,133	(25.4)
Asia Pacific	26,412	46,351	(43.0)	91,713	115,089	(20.3)
Total	$63,725	$97,876	(34.9)%	$216,796	$251,359	(13.8)%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
North America	34.6%	30.8%	36.0%	29.1%
EMEA	24.0	21.8	21.7	25.1
Asia Pacific	41.4	47.4	42.3	45.8
Total	100.0%	100.0%	100.0%	100.0%

North America. Revenues from the North America region decreased $8.2 million for the three months ended September 30, 2012 from the comparable period in 2011. This decrease was expected due to the timing of deployments with our largest customers as shipments to these customers were heavily weighted towards the first quarter of 2012.

Revenues from North America increased $4.9 million for the nine months ended September 30, 2012 from the comparable periods in 2011. Revenues from Software-Solutions increased $11.6 million over the comparable periods of 2011 resulting from our acquisition of Continuous Computing and increased deployments by our media server customers. These increases were offset by decreased revenues from ATCA of $2.0 million and Other Products of $4.0 million.

EMEA. Revenues from the EMEA region decreased $6.1 million and $16.0 million for the three and nine months ended September 30, 2012 from the comparable periods in 2011. The decrease is attributable to continued softening demand from telecom providers due to economic uncertainty in Europe.

Asia Pacific. Revenues from the Asia Pacific region decreased $19.9 million and $23.4 million for the three and nine months ended September 30, 2012 from the comparable periods in 2011. The decrease reflects a decline of $8.5 million and $28.5 million in Other Products revenue for the three and nine months ended September 30, 2012 from the comparable periods in 2011 due to an expected decline in revenues as these hardware centric products trend towards end of life.

ATCA revenue for the Asia Pacific region decreased $8.2 million and increased $9.8 million for the three and nine months ended September 30, 2012 from the comparable periods in 2011. Strong deployments by our Japanese customers were offset by softening in the macro telecom spending environment and timing of deployments within the remainder of our customer base.

We currently expect continued fluctuations in the revenue contribution from each geographic region. Additionally, we expect non-U.S. revenues to remain a significant portion of our revenues.

Gross Margin

The following table summarizes our cost of sales and gross margin for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
Cost of Sales	$43,687	$66,610	(34.4)%	$142,234	$173,777	(18.2)%
Amortization of Purchased Technology	2,390	3,283	(27.2)	7,223	5,610	28.8
Total Cost of Sales	$46,077	$69,893	(34.1)	$149,457	$179,387	(16.7)
Gross Margin	27.7%	28.6%	(3.1)%	31.1%	28.6%	8.7%

Gross margin as a percentage of revenues decreased 0.9 percentage points for the three months ended September 30, 2012 from the comparable period in 2011 due to unfavorable product mix within our hardware product groups.

Gross margin as a percentage of revenues increased 2.5 percentage points for the nine months ended September 30, 2012 from the comparable periods in 2011. Year to date gross margin was favorably impacted as our higher margin ATCA and Software-Solutions products comprised 65% of our revenues as compared to 47% during the comparable period in 2011.

Operating Expenses

The following table summarizes our operating expenses for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
Research and development	$11,845	$12,955	(8.6)%	$36,104	$31,562	14.4%
Selling, general and administrative	11,793	15,610	(24.5)	33,966	37,520	(9.5)
Intangible asset amortization	1,303	1,234	5.6	3,911	1,618	141.7
Impairment of goodwill	29,748	—	100.0	29,748	—	100.0
Restructuring and acquisition-related charges, net	(2,717)	5,758	(147.2)	(234)	8,279	(102.8)
Gain on the liquidation of a foreign subsidiary	—	(2,081)	(100.0)	—	(2,081)	(100.0)
Total	$51,972	$33,476	55.3%	$103,495	$76,898	34.6%

Research and Development

R&D expenses consist primarily of salary, bonuses and benefits for product development staff, and cost of design and development supplies and equipment, net of reimbursements for nonrecurring engineering services. R&D expenses decreased $1.1 million for the three months ended September 30, 2012 from the comparable period in 2011, as a result of synergies associated with our acquisition of Continuous Computing.

R&D expenses increased $4.5 million for the nine months ended September 30, 2012 from the comparable periods in 2011 as our acquisition of Continuous Computing resulted in increased expenses during the first half of 2012 over the comparable period of 2011. In addition, we experienced higher product development costs associated with the development of our T-series 40G ATCA product introductions. R&D headcount increased slightly to 440 at September 30, 2012 from 435 at September 30, 2011.

Selling, General, and Administrative

SG&A expenses consist primarily of salary, commissions, bonuses and benefits for sales, marketing, executive and administrative personnel, as well as professional services and costs of other general corporate activities. SG&A expenses decreased $3.8 million and $3.6 million for the three and nine months ended September 30, 2012 from the comparable periods in 2011. The decrease is the result of restructuring activities associated with our acquisition of Continuous Computing which resulted in a decrease in payroll, commissions, and related expenses of $2.6 million and $0.8 million for the three and nine months ended September 30, 2012 from the comparable periods of 2011. These decreases were offset by an increase in legal expenses of $1.0 million and $1.1 million associated with collection efforts on unlicensed software use. For the nine months ended September 30, 2012, SG&A expense also decreased due to the reversal of stock compensation expense associated with our Long-Term Incentive Plan (“LTIP”) of $2.4 million, as discussed further under stock compensation expense. SG&A headcount decreased to 204 at September 30, 2012 from 244 at September 30, 2011 with decreases resulting from the restructuring associated with the acquisition of Continuous Computing.

Intangible Asset Amortization

Intangible asset amortization increased $0.1 million and $2.3 million for the three and nine months ended September 30, 2012 from the comparable periods in 2011. The increase in amortization is the result of our acquisition of Continuous Computing. We perform reviews for impairment of the purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In connection with the impairment of goodwill recorded during the third quarter of 2012, we also analyzed our long-lived assets for impairment and concluded there was no impairment of our long-lived assets at September 30, 2012.

Impairment of Goodwill

We completed an impairment analysis of goodwill pursuant to ASC 350-20-35 during the second quarter of 2012 as we determined that a triggering event occurred during the second quarter that required analysis of both our goodwill and long-lived assets for impairment. We concluded at that time that we satisfied the first step of the two-step impairment test set forth in ASC

350-20-35 and therefore no impairment of goodwill was recorded. However, during the third quarter of 2012, we observed additional impairment indicators, including a further deterioration in the market in which we operate and a decrease in our market capitalization. Accordingly, in connection with the preparation of our third quarter financial statements, we completed an interim goodwill impairment test and recorded a goodwill impairment charge of $29.7 million, representing all of our goodwill.
Restructuring and Acquisition-Related Charges, Net

Restructuring and acquisition-related charges, net include expenses associated with restructuring activities as well as integration, transaction and legal fees, retention bonuses, and contingent consideration adjustments incurred in connection with acquisitions. We evaluate the adequacy of the accrued restructuring charges on a quarterly basis. As a result, we record reversals to the accrued restructuring in the period in which we determine that expected restructuring and other obligations are less than the amounts accrued.

The decrease in restructuring and acquisition-related charges, net for the three and nine months ended September 30, 2012 is the result of significant restructuring activities associated with the acquisition of Continuous Computing during the comparable periods of 2011 and a decrease in the fair-value of the Continuous Computing contingent consideration liability during the three months ended September 30, 2012. For the nine months ended September 30, 2012, restructuring and acquisition-related charges, net decreased by $8.5 million from the comparable period in 2011.

Restructuring and acquisition-related charges, net for the three months ended September 30, 2012 include the following:

•
($4.1) million - decrease in fair value of Continuous Computing contingent consideration liability. We assess the fair value of the contingent consideration liability on a quarterly basis, adjusting the liability to fair value based on a detailed analysis of all expected contingent consideration eligible revenues. The decrease over prior quarter estimate is the result of the continued delay of small-cell deployments;

•
$1.0 million - severance and benefits provided to restructured employees. Of this charge, $0.9 million is associated with the contractual severance benefits provided to our former Chief Executive Officer; and

•$0.4 million - exit charge for certain North America facilities resulting from facilities rationalization.

Restructuring and acquisition-related charges, net for the nine months ended September 30, 2012 include the following:

•	$1.3 million - acquisition-related charges largely associated with overlap of notified employees as we transition our R&D activities to lower cost geographies;

•
$1.2 million - severance and benefits provided to restructured employees. Of this charge, $0.9 million is associated with the contractual severance benefits provided to our former Chief Executive Officer;

•$1.6 million - exit charge for certain North American facilities resulting from facilities rationalization;
•$0.8 million - restructuring charges related to the Continuous Computing restructuring plan; and
•($5.1) million - decrease in fair value of the Continuous Computing contingent consideration liability.

Stock-based Compensation Expense

Included within cost of sales, R&D and SG&A are expenses associated with stock-based compensation. Stock-based compensation expense consists of amortization of stock-based compensation associated with unvested stock options, restricted stock units and the employee stock purchase plan (“ESPP”).

We incurred and recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
Cost of sales	$107	$217	(50.7)%	$(98)	$572	(117.1)%
Research and development	284	464	(38.8)	315	1,070	(70.6)
Selling, general and administrative	587	1,220	(51.9)	177	2,396	(92.6)
Total	$978	$1,901	(48.6)%	$394	$4,038	(90.2)%

Stock-based compensation expense for the three months ended September 30, 2012 decreased due to $0.7 million less LTIP expense over the comparable period in 2011 resulting from timing of the 2012 LTIP grants and coupled with a decrease in our stock price.
Stock-based compensation expense for the nine months ended September 30, 2012 decreased over the comparable period in 2011 due to a decrease in LTIP expense. In the second quarter of 2012, we determined it was improbable that the LTIP performance goal would be attained prior to the end of the measurement period and, as a result, previously recognized LTIP expense was reversed during the quarter ended June 30, 2012.  The impact of this reversal by functional income statement classification was as follows: Cost of Sales $(0.2) million, R&D $(0.6) million, and SG&A $(1.6) million.
Non-Operating Expenses

The following table summarizes our non-operating expenses (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
Interest expense	$(436)	$(458)	(4.8)%	$(1,279)	$(1,410)	(9.3)%
Interest Income	12	6	100.0	24	97	(75.3)
Other income (expense), net	10	327	(96.9)	288	187	54.0
Total	$(414)	$(125)	231.2%	$(967)	$(1,126)	(14.1)%

Interest Expense

Interest expense includes interest incurred on our convertible notes and our lines of credit. The decrease in interest expense during the three and nine months ended September 30, 2012, compared to the same periods in 2011, was due to the repurchases of $5.0 million and $10.1 million of our 2013 convertible senior notes in December 2011 and August 2012.

Other Income (Expense), Net

For the three months ended September 30, 2012, other income (expense), from the comparable period in 2011 decreased by $0.3 million as a result of less favorable currency movement against the US Dollar and the recognition of forward points associated with our hedge contracts for the Indian Rupee.

For the nine months ended September 30, 2012, other income (expense), net increased $0.1 million from the comparable period in 2011 as a result of an increase in hedging activity during 2012.

Income Tax Provision

The following table summarizes our income tax provision (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
Income tax expense (benefit)	$373	$(11,079)	NM	$1,496	$(11,174)	NM

We recorded tax expense of $0.4 million and $1.5 million for the three and nine months ended September 30, 2012. Our effective tax rates for the three months ended September 30, 2012 and 2011 were -1.1% and 197.2%.  The effective tax rate fluctuations are due to the tax benefit recognized on the partial valuation allowance release for the three months ended September 30, 2011 as well as the jurisdictions in which pretax income (loss) is being earned and income tax rate differences between the jurisdictions.

During the three months ended September 30, 2012, we changed our position regarding the unremitted earnings in certain foreign subsidiaries. Approximately $20.0 million of our non-U.S. earnings are no longer considered indefinitely reinvested.  A deferred tax liability has been recognized related to foreign earnings no longer considered indefinitely reinvested.  Due to the full valuation allowance provided against the U.S. net deferred tax assets, the change in position did not affect the Condensed Consolidated Statements of Operations or the Condensed Consolidated Balance Sheets.  No withholding taxes were accrued in connection with the unremitted earnings.

Liquidity and Capital Resources

The following table summarizes selected financial information as of the dates indicated:

	September 30, 2012	December 31, 2011	September 30, 2011
	(Dollar amounts in thousands)
Cash and cash equivalents	$31,828	$47,770	$55,902
Working capital	$39,859	$70,580	$79,175
Accounts receivable, net	$50,930	$49,212	$58,805
Inventories, net	$20,493	$27,011	$30,281
Accounts payable	$41,408	$37,874	$52,762
2013 convertible senior notes	$16,919	$45,000	$50,000
2015 convertible senior notes	$18,000	$—	$—

Cash Flows

Cash and cash equivalents decreased by $15.9 million to $31.8 million as of September 30, 2012 from $47.8 million as of December 31, 2011. As of September 30, 2012, the amount of cash held by foreign subsidiaries was $30.6 million. Due to repurchases of our 2013 convertible senior notes and continued use of cash in our U.S. operations, we no longer intend to permanently hold all of our international cash within certain of our foreign subsidiaries. We expect to repatriate approximately $20.0 million of non-U.S. cash during the fourth quarter of 2012 and the first quarter of 2013 in order to repay our 2013 convertible senior notes maturing on February 15, 2013. The amount we may repatriate is subject to local regulations in certain jurisdictions, and accordingly the amount and timing of actual funds repatriated may differ from our projection. We do not expect the repatriation to result in any tax payments due to applicable tax treaty benefits and the utilization of then-available net operating losses.

Activities impacting cash and cash equivalents were as follows:

	Nine Months Ended
	September 30,
	2012	2011
	(In thousands)
Operating Activities
Net loss	$(38,619)	$5,122
Non-cash adjustments	49,691	5,405
Changes in working capital	(8,443)	3,388
Cash provided by operating activities	2,629	13,915
Cash used in investing activities	(9,463)	(84,087)
Cash used in financing activities	(9,121)	(3,004)
Effects of exchange rate changes	13	—
Net decrease in cash and cash equivalents	$(15,942)	$(73,176)

Cash provided by operating activities during the nine months ended September 30, 2012 was $2.6 million and consisted of a net loss of $38.6 million, adjustments for non-cash items of $49.7 million and a decrease in working capital and other activities of $8.4 million. Non-cash items included a $29.7 million impairment of goodwill. For the nine months ended September 30, 2012 primary impacts to changes in our working capital consisted of the following:

•	Inventories decreased $5.1 million due to our continued focus on reducing our buffer stock inventory that was built up in anticipation of our transition to one contract manufacturer;

•
Net trade accounts receivable increased $1.7 million primarily as the result of the timing of our shipments which resulted in higher than average shipments during the final month of the quarter ended September 30, 2012;

•	Deferred income decreased $3.0 million due to the recognition of $2.3 million of previously deferred revenue with one of our distributors resulting from a change in the terms of our agreement and recognition of other deferred revenues from prior-period customer billings as the undelivered elements or acceptance provisions contained in certain arrangements were satisfied;

•	Other accrued liabilities decreased $8.3 million due to a decrease of $5.1 million in the Continuous Computing contingent consideration liability; and

•	Accrued wages and bonuses decreased $3.2 million due to payment of the 2011 incentive compensation plan and timing of payroll-related accruals.

Cash provided by operating activities in the nine months ended September 30, 2011 was $13.9 million and consisted of net income of $2.4 million, adjustments for non-cash items of $8.1 million and cash provided by working capital and other activities of $3.4 million. For the nine months ended September 30, 2011 primary drivers to changes in our working capital, net of changes attributable to the acquisition of Continuous Computing, consisted of the following:

•	Net trade accounts receivable increased primarily as the result of increased revenues, the timing of our shipments and customer payments;

•	Inventories increased significantly due to the build-up of buffer stock and end of life products as we finalize our transition to one contract manufacturer;

•	Accounts payable increased as a direct result of our build in inventories as well as timing of vendor payments; and

•	Deferred income increased as the result of customer billings not recognized as revenues due to undelivered elements or acceptance provisions contained in certain arrangements.

Cash used in investing activities during the nine months ended September 30, 2012 of $9.5 million was due to capital expenditures related principally to capitalization of costs associated with build out of our international facilities, integrating Continuous Computing into our enterprise resource planning system ("ERP"), and the addition of 40G test equipment.

Cash used in investing activities during the nine months ended September 30, 2011 of $84.1 million was attributable to $79.3 million of cash used for the acquisition of Continuous Computing, $4.3 million in capital expenditures principally for infrastructure to support our contract manufacturing model as well as our transfer to one contract manufacturer, and $0.5 million for the purchase of other assets.

Cash used in financing activities during the nine months ended September 30, 2012 of $9.1 million relates to cash used to repurchase $10.1 million of 2013 convertible senior notes during the three months ended September 30, 2012 and offset by cash received for net payments related to stock-based award activities of $1.0 million. Cash used in financing activities in the nine months ended September 30, 2011 of $3.0 million relates to repurchases of our common stock of $3.9 million under the Company's repurchase program and offset by cash received for net payments related to stock-based award activities of $1.3 million.

As of September 30, 2012 and December 31, 2011, working capital was $39.9 million and $70.6 million. The decrease in our working capital from December 31, 2011 is primarily due to the reclassification of our 2013 convertible senior notes to current liabilities.

Line of Credit

Silicon Valley Bank

We have a $40.0 million secured revolving line of credit agreement (as amended, the “Agreement”) with Silicon Valley Bank (“SVB”) maturing on September 30, 2014. On October 29, 2012, the Agreement was amended to revise the minimum two quarter rolling EBITA financial covenant and the calculation of the Availability Amount under the Agreement. In addition, the amendment modified the frequency of liquidity testing from quarterly to monthly, all as more particularly described below. The secured revolving credit facility is available for cash borrowings and subject to a borrowing formula based upon eligible accounts receivable. Eligible accounts receivable (as defined in the Agreement) include 80% of US and 65% of foreign accounts receivable for our U.S. companies, limited to concentration by certain customers, not greater than 60 days past due and no greater than 120 days from original invoice date. Borrowings under the Agreement bear interest at the prime rate, which was 3.25% as of September 30, 2012, or LIBOR, which was 0.21% as of September 30, 2012, plus 1.25%, with either interest rate determined by our election. We are required to make interest payments monthly. We were further required to pay a commitment fee equal to $35,000 on the closing date of the Agreement and annually thereafter and to pay quarterly in arrears an unused facility fee in an amount equal to 0.375% per year of the unused amount of the facility.

The Agreement requires us to make and maintain certain financial covenants, representations, warranties and other agreements that are customary in credit agreements of this type. The Agreement also requires us to maintain the following specific financial covenants:

•
minimum monthly liquidity ratio of 1.25 during the term of the Agreement. The liquidity ratio is defined as cash, cash equivalents and short term investments (with cash and cash equivalents held by our foreign subsidiaries not to exceed $10.0 million and excluding any investments held by our foreign subsidiaries) plus eligible accounts receivable (as defined in the Agreement), divided by the sum of obligations owing to SVB under the Agreement;

•
minimum two quarter positive rolling EBITDA (earnings before interest, taxes, depreciation, amortization, stock based compensation, goodwill impairment charges, and non-cash restructuring and integration expenses associated with the acquisition of Continuous Computing) of $3.0 million beginning with the quarter ending June 30, 2013. Prior to June 30, 2013, the minimum two quarter rolling EBITDA requirements increase on a quarterly basis with the quarter ending December 31, 2012 as follows: ($3.5) million, and ($1.0) million; and

•	capital expenditures may not exceed $20.0 million during the period January 1, 2011 to December 31, 2012 and $8.0 million in subsequent years.

As of September 30, 2012 and December 31, 2011, we had no outstanding balances or letters of credit issued on its behalf under the Agreement. At September 30, 2012, based on the amended agreement, we had $28.4 million of available capacity under the Agreement. As of September 30, 2012, we were in compliance with all covenants.

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

During the nine months ended September 30, 2012, we exchanged, in a private offering, $18.0 million aggregate principal amount of the 2013 convertible senior notes, for $18.0 million aggregate principal amount of 4.50% convertible senior notes due 2015 (the “2015 convertible senior notes”). We accounted for the exchange in accordance with the relevant accounting guidance for debt exchanges and modifications. Refer below for further details of the 2015 convertible senior notes.

During the nine months ended September 30, 2012, we repurchased $10.1 million aggregate principal amount of the 2013 convertible senior notes. These repurchases reduced the outstanding 2013 senior convertible notes at September 30, 2012 to $16.9 million.

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

As of September 30, 2012 and December 31, 2011, we had outstanding 2013 and 2015 convertible senior notes with a combined face value of $34.9 million and $45.0 million, respectively. Of these balances, $16.9 million and $0 were classified as current liabilities in the Condensed Consolidated Balance Sheets at September 30, 2012 and December 30, 2011. As of September 30, 2012 and December 31, 2011, the fair value of our 2013 and 2015 convertible senior notes were $35.0 million and $41.8 million, which is based on quoted prices of our publicly traded debt on each balance sheet date.

Contractual Obligations

Our contractual obligations as of December 31, 2011 are summarized in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations," of the Company's Annual Report on Form 10-K for the year ended December 31, 2011. For the nine months ended September 30, 2012, there have been no material changes in our contractual obligations outside the ordinary course of business, except for the exchange of $18.0 million aggregate principal amount of our 2013 convertible senior notes for $18.0 million aggregate principal amount of our new 2015 convertible senior notes, the repurchase of $10.1 million 2013 convertible senior notes, the classification of our 2013 convertible senior notes as current liabilities, remeasurement of our contingent consideration liability, and agreements entered into regarding new foreign currency forward contracts with total contractual values of $14.2 million that mature through 2013.

During the nine months ended September 30, 2012 we revised our estimate of future cash payments under the Continuous Computing contingent consideration liability. The revised estimate has decreased our estimated future cash payments from $10.6 million at December 31, 2011 to $3.1 million at September 30, 2012. See Note 4 - Fair Value of Financial Instruments of the Notes to the Consolidated Financial Statements for additional information regarding the contingent consideration.

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

Liquidity Outlook

At September 30, 2012, our cash and cash equivalents amounted to $31.8 million. We believe that our current cash and cash equivalents, the cash generated from operations and our line of credit facility will satisfy our short and long-term expected working capital needs, capital expenditures, convertible debt repayment and other liquidity requirements associated with our existing business operations. We expect our current working capital to be sufficient to satisfy our short-term obligations, including repayment of the 2013 convertible senior notes which mature on February 15, 2013. If required, we may also utilize our secured revolving line of credit with Silicon Valley Bank.

Critical Accounting Policies and Estimates

We reaffirm our critical accounting policies and use of estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes during the six months ended September 30, 2012 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Based on our policy, we have established a foreign currency exposure management program which uses derivative foreign exchange contracts to address nonfunctional currency exposures. In order to reduce the potentially adverse effects of foreign currency exchange rate fluctuations, we have entered into forward exchange contracts. These hedging transactions limit our exposure to changes in the U.S. Dollar to the Canadian Dollar and Indian Rupee exchange rates, and as of September 30, 2012 the total notional or contractual value of the contracts we held was $14.2 million. These contracts will mature over the next 20 months.

Holding other variables constant, a 10% adverse fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Indian Rupee would require an adjustment of $1.2 million and increase our Indian Rupee hedge liability as of September 30, 2012, to $1.5 million. A 10% favorable fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Indian Rupee would result in an adjustment of $1.5 million, reversing our Indian Rupee hedge liability and creating a hedge asset as of September 30, 2012, in the amount of $1.2 million. We do not expect a 10% fluctuation to have any impact on our operating results as the underlying hedged transactions will move in an equal and opposite direction. If there is an unfavorable movement in the Indian Rupee relative to our hedged positions this would be offset by reduced expenses, after conversion to the U.S. Dollar, associated with obligations paid for in the Indian Rupee.

Convertible Notes. The fair value of the 2013 and 2015 convertible senior notes is sensitive to interest rate changes as well as changes in our stock price. Interest rate changes would result in an increase or decrease in the fair value of the 2013 and 2015 convertible senior notes due to differences between market interest rates and rates in effect at the inception of the obligation. Fluctuations in our stock price would result in an increase or decrease in the fair value of the 2013 and 2015 convertible senior notes due to the value of the notes derived from the conversion feature. Unless we elect to repurchase our 2013 and 2015 convertible senior notes in the open market, changes in the fair value of the 2013 and 2015 convertible senior notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of the 2013 and 2015 convertible senior notes was $35.0 million and $41.8 million at September 30, 2012 and December 31, 2011. During the three months ended September 30, 2012 the company repurchased $10.1 million aggregate principal amount of the 2013 convertible senior notes, this event is the primary driver of the decrease in the estimated fair value of the convertible senior notes at September 30, 2012 as compared to the fair value at of the senior convertible notes at December 31, 2011.

Item 4. Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Interim Chief Financial Officer have concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

During our most recent fiscal quarter ended September 30, 2012, no change occurred in the Company's "internal control over financial reporting" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

We believe that the acquisition of Continuous Computing will result in certain customer and strategic benefits, including expanded market reach and increased product offerings. However, to realize these anticipated benefits, Continuous Computing's business must be successfully integrated into our operations by focusing on engineering and marketing and sales cooperation. The success of the Continuous Computing acquisition will depend on our ability to realize these anticipated benefits from integrating Continuous Computing's business into our operations. In addition, the diversion of the attention of management from its current operations to the integration effort could adversely affect our business. We may fail to realize the anticipated benefits of the Continuous Computing acquisition on a timely basis, or at all. As described in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q, we were required to recognize impairment charges for, among other items, the goodwill and intangible assets resulting from the acquisition. The charges relating to such impairments have adversely affected our results of operations in the periods recognized.

Item 6. Exhibits

(a) Exhibits

Exhibit 3.1
Second Restated Articles of Incorporation and amendments thereto. Incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-8, filed on September 1, 2006, SEC File No. 333-137060, as amended by the Articles of Amendment incorporated by reference from Exhibit 3.1 in the Company's Current Report on Form 8-K filed on January 30, 2008 (SEC File No. 000-26844).

Exhibit 3.2
Amended and Restated Bylaws (composite as amended through May 11, 2012). Incorporated by reference from Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed on August 3, 2012 (SEC File No. 000-26844).

Exhibit 10.1*	Executive Change of Control Agreement dated August 2, 2012 between the Company and Fred Barden.
Exhibit 10.2*	Amended and Restated Executive Severance Agreement dated August 2, 2012 between the Company and Fred Barden.
Exhibit 10.3*	Executive Change of Control Agreement dated August 1, 2012 between the Company and Keate Despain.
Exhibit 10.4*	Executive Severance Agreement dated August 1, 2012 between the Company and Keate Despain.
Exhibit 10.5*	Amended and Restated Executive Change of Control Agreement dated August 3, 2012 between the Company and Amit Agarwal.
Exhibit 10.6*	Amended and Restated Executive Severance Agreement dated August 3, 2012 between the Company and Amit Agarwal.
Exhibit 10.7
Form of Overlay Plan Award Agreement for Performance-Based Restricted Stock Units. Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 10, 2012 (SEC File No. 000-26844).

Exhibit 10.8
Form of LTIP Tranche #2 Award Agreement for Performance-Based Restricted Stock Units. Incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 10, 2012 (SEC File No. 000-26844).

Exhibit 10.9	Amendment to Radisys Corporation Long-Term Incentive Plan. Incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed on September 10, 2012 (SEC File No. 000-26844).
Exhibit 10.10	RadiSys Corporation Long-Term Incentive Plan. Incorporated by reference from Appendix C to the Company's Proxy Statement on Schedule 14A, filed on July 6, 2010 (SEC File No. 000-26844).
Exhibit 10.11
Amended and Restated Executive Severance Agreement dated October 1, 2012 between the Company and Brian Bronson. Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 2, 2012 (SEC File No. 000-26844).

Exhibit 10.12
Amended and Restated Executive Change of Control Agreement dated October 1, 2012 between the Company and Brian Bronson. Incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 2, 2012 (SEC File No. 000-26844).

Exhibit 10.13
Executive Severance Agreement dated October 1, 2012 between the Company and Allen Muhich. Incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed on October 2, 2012 (SEC File No. 000-26844).

Exhibit 10.14
Executive Change of Control Agreement dated October 1, 2012 between the Company and Allen Muhich. Incorporated by reference from Exhibit 10.4 to the Company's Current Report on Form 8-K filed on October 2, 2012 (SEC File No. 000-26844).

Exhibit 10.15
Amendment No. 2, dated as of October 29, 2012, to Amended and Restated Loan and Security Agreement, dated November 1, 2011, between Radisys and Silicon Valley Bank. Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 30, 2012 (SEC File No. 000-26844).

Exhibit 31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2*	Certification of the Interim Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2*	Certification of the Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Presentation Linkbase
101.DEF**	XBRL Taxonomy Definition Linkbase

*	Filed herewith

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

RADISYS CORPORATION
Dated:	November 2, 2012	By:	/s/ Brian Bronson
Brian Bronson
Chief Executive Officer and President

Dated:	November 2, 2012	By:	/s/ Allen Muhich
Allen Muhich
Interim Chief Financial Officer and Vice President of Finance

EXHIBIT INDEX

Exhibit 3.1
Second Restated Articles of Incorporation and amendments thereto. Incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-8, filed on September 1, 2006, SEC File No. 333-137060, as amended by the Articles of Amendment incorporated by reference from Exhibit 3.1 in the Company's Current Report on Form 8-K filed on January 30, 2008 (SEC File No. 000-26844).

Exhibit 3.2
Amended and Restated Bylaws (composite as amended through May 11, 2012). Incorporated by reference from Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed on August 3, 2012 (SEC File No. 000-26844).

Exhibit 10.1*	Executive Change of Control Agreement dated August 2, 2012 between the Company and Fred Barden.
Exhibit 10.2*	Amended and Restated Executive Severance Agreement dated August 2, 2012 between the Company and Fred Barden.
Exhibit 10.3*	Executive Change of Control Agreement dated August 1, 2012 between the Company and Keate Despain.
Exhibit 10.4*	Executive Severance Agreement dated August 1, 2012 between the Company and Keate Despain.
Exhibit 10.5*	Amended and Restated Executive Change of Control Agreement dated August 3, 2012 between the Company and Amit Agarwal.
Exhibit 10.6*	Amended and Restated Executive Severance Agreement dated August 3, 2012 between the Company and Amit Agarwal.
Exhibit 10.7
Form of Overlay Plan Award Agreement for Performance-Based Restricted Stock Units. Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 10, 2012 (SEC File No. 000-26844).

Exhibit 10.8
Form of LTIP Tranche #2 Award Agreement for Performance-Based Restricted Stock Units. Incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 10, 2012 (SEC File No. 000-26844).

Exhibit 10.9	Amendment to Radisys Corporation Long-Term Incentive Plan. Incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed on September 10, 2012 (SEC File No. 000-26844).
Exhibit 10.10	RadiSys Corporation Long-Term Incentive Plan. Incorporated by reference from Appendix C to the Company's Proxy Statement on Schedule 14A, filed on July 6, 2010 (SEC File No. 000-26844).
Exhibit 10.11
Amended and Restated Executive Severance Agreement dated October 1, 2012 between the Company and Brian Bronson. Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 2, 2012 (SEC File No. 000-26844).

Exhibit 10.12
Amended and Restated Executive Change of Control Agreement dated October 1, 2012 between the Company and Brian Bronson. Incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 2, 2012 (SEC File No. 000-26844).

Exhibit 10.13
Executive Severance Agreement dated October 1, 2012 between the Company and Allen Muhich. Incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed on October 2, 2012 (SEC File No. 000-26844).

Exhibit 10.14
Executive Change of Control Agreement dated October 1, 2012 between the Company and Allen Muhich. Incorporated by reference from Exhibit 10.4 to the Company's Current Report on Form 8-K filed on October 2, 2012 (SEC File No. 000-26844).

Exhibit 10.15
Amendment No. 2, dated as of October 29, 2012, to Amended and Restated Loan and Security Agreement, dated November 1, 2011, between Radisys and Silicon Valley Bank. Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 30, 2012 (SEC File No. 000-26844).

Exhibit 31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2*	Certification of the Interim Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2*	Certification of the Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Presentation Linkbase
101.DEF**	XBRL Taxonomy Definition Linkbase

*	Filed herewith

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