Form 10-K
period 2012-12-31
RADISYS CORP
filed 2013-03-07
CIK 873044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
 Form 10-K
__________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2012
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based upon the closing price of the NASDAQ Global Select Market on June 30, 2012 of $6.28) of the registrant as of June 30, 2012 was approximately $117,273,543. For purposes of the calculation executive officers, directors and holders of 10% or more of the outstanding common stock are considered affiliates.
Number of shares of common stock outstanding as of February 28, 2013: 28,495,284
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

RADISYS CORPORATION

FORM 10-K

PART I

Item 1. Business

General

Radisys (NASDAQ: RSYS) is a leader in enabling wireless infrastructure solutions for the telecom, aerospace and defense markets. Radisys' market-leading Advanced Telecommunications Computing Architecture (“ATCA”) and Media Resource Function ("MRF") products, world-renowned Trillium software, Computer-on-Module (“COM”) Express and Network Appliance coupled with an expert professional services organization, enable Radisys customers to bring high-value products and services to the telecom market faster and with lower investment and risk. These products are targeted throughout the telecommunication network from Radio Access Network ("RAN") to the Evolved Packet Core ("EPC") to the IP Multimedia Subsystem ("IMS"). Our MRF, an application built on Radisys ATCA platforms, enables audio conferencing, Voice over Long-Term Evolution ("VoLTE"), and video conferencing functions in the network. Our Trillium software is the foundation for a complete turn-key application for small cells in both the 3G and LTE RAN. ATCA and Network Appliance products are the platforms necessary to control and move data in the network core, as well as targeted applications such as Deep Packet Inspection ("DPI") and policy management. Additionally, when these products are combined with our expert professional services organization, we enable our customers to bring to market solutions such as femtocells and LTE gateways, edge routers and load balancers as well as other critical network elements at a cost and time to market advantage when compared to internally developed solutions. Unless required by context, or as otherwise indicated, “we,” “us,” “our” and similar terms, as well as references to the “Company” and “Radisys” refer to Radisys Corporation and include all of our consolidated subsidiaries.

Market Drivers
By enabling wireless infrastructure solutions, our software and hardware products uniquely position us to benefit from the significant growth in the wireless communications infrastructure market. Demand for data and video traffic continues to expand as a result of the increasing usage of smart phones, tablets and other wireless devices. These projected data traffic increases are driving the need for wireless network providers to both decrease the cost and increase the efficiency of their wireless networks through the following:

•
Lowering the cost per bit of data transferred over wireless networks. Wireless spectrum is a limited resource over which data is transferred. Wireless network providers require continual technological advancements to allow increasing amounts of data to be transferred over the same band of wireless spectrum. Our products and solutions enable providers to lower the cost per bit:

◦
through the use of small cell technology that increases wireless network capacity by increasing the number of smaller, lower cost access points enabling a more efficient handoff of wireless traffic to established wireline networks; and

◦	upgrading network access and elements from 10G to 40G T-Series ATCA platforms which increase the network connectivity bandwidth.

•
Increasing average revenue per user ("ARPU"). Wireless network providers require the ability to increase the monetization of users accessing their networks. Through the use of our products and solutions, our customers are able to increase monetization by:

◦	offering tiered service level agreements to their customers,

◦	increasing value-added services, such as audio conferencing, ringback tones, video conferencing and high-definition voice, and

◦	increasing the scope of connected devices able to access their networks.

In addition to these fundamental market drivers, we believe there are a number of additional drivers for growth in our target markets, including:

•
The continued global deployment of next generation LTE wireless networks that provide carriers the needed bandwidth to meet the exponential growth in network traffic brought about by the proliferation of wireless devices at network speeds that rival today's wireline networks. With the deployment of LTE wireless networks it is necessary to enable voice and other media transmission over the data-only LTE network with services such as VoLTE. These conversions are being driven by new service offerings and spectrum re-farming potential.

•
Ongoing growth of revenue-generating IP telecommunication services, including Multimedia Conferencing, Mobile Video, Video Response and Video Ringback Tones, Mobile Value Added Services, Voice over IP ("VoIP") and Video over IP Communications, Interactive Voice, VoLTE, all of which are supported by our MRF and Application Server products.

•
Meaningful traffic growth in the network will require high density, high speed, and high performance systems. Radisys' ATCA 10G and 40G T-Series ATCA systems increase service profitability by delivering a 50% cost-per-bit reduction over legacy systems.

•
The telecommunication industry's ecosystem continues to evolve as telecommunications equipment manufacturers (“TEMs”) focus more on applications and network operations and carriers focus more on service and content delivery. We continue to benefit from these trends by providing more platforms and solutions that enable the carrier's applications such as Femtocell Gateways, Video Gateways, IPTV, IP Messaging, Network Surveillance, Network Security, Aerospace and Defense, and DPI, all of which are supported by ATCA.

Our Strategy
Our strategy is to enable mobile operators with secure, cost-effective, faster, and smarter wireless solutions for mobile broadband networks that meet the increasing demands of their consumers. Our top strategic priority is providing solutions to our customers that enable VoLTE deployments with our MRF products as well as targeted solutions within the wireless network such as load balancing and edge routing.
We believe we are uniquely positioned to address the needs of our customers by:

•
Providing a comprehensive solution to our customers through our unique combination of software, hardware, and professional services offerings. Our technologies enable our customer's wireless infrastructure solutions by providing them with a complete suite of hardware and software capabilities targeted at the wireless industry. We believe these capabilities, when combined with our professional service organization's network expertise, creates a compelling and unique offering that our customers value and differentiating us in the market.

•
Accelerating time-to-market for our customers. We offer standards-based, turn-key products such as MRF, Trillium software, ATCA, COM Express and Rackmount Server products. These products, combined with our strong technical resources, provide our OEM customers with significant time-to-market advantages when compared to solutions developed internally.

•
Lowering total cost-of-ownership for our customers. Our enabling wireless communications hardware and software products provide a lower total cost-of-ownership to our customers by reducing research and development and support cost, when compared to utilizing their own internal development resources. By leveraging our technology expertise and development, our customers minimize integration risk and can focus their development resources on their own differentiating applications.

Our Products

Our portfolio of products addresses a variety of customer requirements. We have differentiated our products into the following categories:

•
ATCA. Our ATCA product family includes a suite of fully integrated, application ready, software-rich hardware products that are modular in nature and enable configuration for a wide variety of applications. As a common managed platform, ATCA provides carriers with faster time to market as well as reduced service and support costs as they implement various network elements.

We offer standard ATCA platforms which integrate a number of key products and applications to enable functions within the wireless network core. These products are comprised of carrier blades, chassis, disk modules, line cards, and processing and switch modules. Specific functionality provided by our ATCA products includes:

◦	Computing/Switching. These blades provide the essential functionality necessary to enable sophisticated applications such as traffic shaping, internet offload, load balancing, and security gateways.

◦
Deep Packet Inspection. Allows our customers to analyze packets of data traveling across wireless networks and create protocols to manage the packets, thus enabling advanced network management. This functionality is increasingly required by telecommunications and network providers as they seek to improve the efficiency and revenue-generating capability of their networks.

◦	Digital Signal Processing. These products provide the key functionality required for audio, digital, and video signal compression and transmission across wireless networks.

◦
Platform Software. This software, included with all of our ATCA platforms, enables the interoperability of the various elements within an ATCA system. It also provides a single point of management for the entire platform as well as providing switch management, switch redundancy and load balancing.

•
Software-Solutions. Our Software-Solutions products provide our customers with a comprehensive suite of solutions to address their network needs. These solutions include the following product families:

◦
MRF. Our line of market-leading, software rich MRF products enables innovation and differentiation by providing powerful, reusable and highly scalable multimedia processing platforms for audio and video conferencing, VoLTE, VoIP, Video over IP, IMS telecommunication service providers, solution developers, OEM and enterprise customers. Together with our own conferencing application software ("SIPware"), our MRF products support the next generation of feature-rich, revenue-generating services that combine the best of the Internet and telecommunications worlds.

Our MRF enables the convergence of fixed and mobile networks by delivering a shared IP media processing resource for any access network, including 4G/LTE wireless, broadband, cable, public switched telephone network ("PSTN") or satellite. The system's multi-service versatility enables service providers, and their application development and network infrastructure partners, to rapidly deploy innovative high-margin telecommunications services including multimedia conferencing, ringback tones, unified communications and IP contact center applications. The introduction of our voice quality enhancement ("VQE") solution provides a group of features specifically designed to address noise, packet loss, and echo in VoIP networks which greatly enhances the already compelling economic benefits of VoIP services. More recently, we have added IP-IP transcoding features, improved Video over IP capabilities and densities, with support for VoLTE, positioning our MRF family of products for the growth in LTE mobile networks and mobile video services.

We recently released our next generation MRF product, the MPX-12000, which converges wireless and wireline networks as an advanced MRF that provides scalable IP media processing required for voice and VoLTE services essential to next generation LTE networks. This product enables VoLTE to connect with non-LTE applications while providing a resource to support legacy applications and reducing the dependency on legacy networks. Our MPX-12000 improves audio and video capacity by up to ten times, depending upon the application, and provides integrated features to support 3-screen SD and HD video services on mobile, laptop and large screen video devices.

◦
Trillium Software. Our Trillium software protocols and application frameworks are the underlying signaling and data infrastructure that enables the communication for many generations of telecommunications networks, including mobile and fixed line networks. Today, Trillium software is focused primarily on enabling 3G and LTE wireless network access. In addition, Trillium supports all types of network infrastructure from access to the core of the network from wireless to wireline networks.

Trillium software is the foundation for many 3G and LTE small cell products. Small cells enable mobile operators to increase capacity, improve coverage and reduce the cost per bit of data traffic as the demand for mobile data services has increased dramatically. Our products for 3G (Femtotality) and LTE (TOTALeNodeB) are full applications that are integrated on specialized small cell silicon platforms and ultimately embedded in wireless base stations. This modular approach accelerates time-to-market and provides Radio Resource Management ("RRM"), Self-Organizing Networks ("SON"), and Operations, Administration and Maintenance ("OA&M") modules critical to customer's deployments. Our LTE small cell software, TOTALeNodeB, is the foundation for some of the world's first LTE small cell deployments, including mobile operators in South Korea.

In addition, our Trillium software allows customers to simplify their next generation networks, such as IMS and packet core networks, by addressing network providers' common concerns such as interoperability, security, quality of service and legacy interworking.

◦
Solutions. Our customers increasingly require comprehensive products which combine multiple technologies to deliver complex solutions to their end customers. An example of our solutions-based products includes our Load Balancer which enables mobile operators to enhance the efficiency and effectiveness of data processing within and between the various elements deployed within the core of their wireless networks. Many ATCA-based network elements often utilize a pool of identical servers to process the overall workload required within the wireless network core. Our load balancer enables the even distribution of traffic throughout this server pool, enabling mobile operators to deliver consistent performance to their end customers.

•
COM Express and Rackmount Servers. These products are targeted primarily at the medical imaging, test and measurement, and aerospace and defense submarkets. We have two primary product families in this category:

◦
Computer-on-Module Express. COM Express products are small form factor compute modules designed for applications that require a standard processor and memory subsystem, but also modular flexibility to retain key design-level IP on a separate carrier board. Our standards-based COM Express modules help equipment manufacturers shorten their time to market and reduce development costs. By making processor, chipset and memory independent of the rest of the system design, manufacturers can focus engineering resources on developing differentiating features and avoid the design turnover that comes with implementing new processor generations.

◦
Rackmount Servers. Our enabling Rackmount Servers specialize in meeting the needs of specific applications that are designed to be the central control point of a larger integrated system. Medical imaging and diagnostic systems are examples of systems that incorporate these enabling servers. During 2012 we introduced our RMS-220, a network appliance platform enabling DPI solutions for mobile operators. Our RMS-220 provides a low-to-high-density platform spanning deployments across access, edge, and core networks and provides a lower cost complement to many of our ATCA-based product offerings.

•
Other Products. These products comprise our remaining product offerings not specifically included in the above categories. These products are primarily pre-ATCA based telecommunication products based on earlier technology standards.

Our Solutions

We provide end-to-end infrastructure solutions for existing and next-generation wireless communications networks. Our software and hardware products, combined with our professional service capabilities, provides our customers with solutions to meet the rapidly expanding global wireless network data processing requirements. Our products and technologies enable solutions within the wireless network from the point at which users access the network and provide our customers with solutions for managing and controlling the data flow within networks, as well as providing voice, video, and image manipulation capabilities for network providers. Specifically, our products enable us to provide solutions to our customers in the following areas:

•
Radio Access Network. RAN is the point at which user equipment, such as mobile phones, access wireless networks via base stations. Our Trillium software provides the signaling protocols that wireless networks depend upon to allow user equipment to access wireless networks while also lowering the overall cost-per-bit of data by increasing the amount of data which can be transferred over a set amount of wireless spectrum. Trillium protocols address solutions in a wide-range of wireless network technologies including LTE, 3G, femtocell and small cell technologies as well as solutions for IMS and VoIP technologies. In addition, our COM Express products provide modular solutions throughout a variety of industries that allow users to access wireless networks.

•
Evolved Packet Core. The EPC represents the wireless network core within next generation LTE networks. Our technologies address both the essential functionality and compute power within the wireless network core and include our Trillium software, ATCA and Network Appliance hardware. Our ATCA and Network Appliance hardware provides both the necessary compute power as well as the essential decision-making capabilities which allow wireless networks to process traffic.

•
Policy Control. This function resides in the network core and defines policies for handling network traffic as well as providing enforcement of those policies based upon the characteristics of data itself. As an example, our ATCA and Network Appliance products combined with our customer application software enable the network to block, route, or otherwise process data by analyzing and comparing the data to a predetermined set of criteria. DPI enables network providers to increase average revenue per user on their networks by providing different classes of services to customers and optimizing data traffic by enabling networks to be device and application aware.

•
Media / Content. IMS operate in the core of both wireline and wireless networks, including 4G/LTE networks, to support and deliver a wide range of media based services. Our MRF is an economical real-time IP audio and video media processor essential for enabling VoLTE capabilities over next generation wireless networks. In addition, our MRF products provide services ranging from basic network announcements, to more advanced services such as Interactive Voice and Video Response ("IVVR") and multimedia Ringback Tones. The IMS is also where IP to IP transcoding is performed, which may be combined with our VQE and other media conditioning features, to interconnect telecom devices operating with incompatible audio and video codecs. Finally, the Radisys media server acting as the IMS MRF can be packaged with our SIPware conferencing application software to deliver our conferencing service provider customers complete and integrated revenue-generating audio conferencing or video conferencing solutions.

In addition, our Trillium software allows customers to simplify their IMS networks by addressing common concerns for network providers such as interoperability, security, quality of service and legacy interworking. Through using our MRF products and Trillium software, the network service providers are able to increase the average revenue per user by offering additional features and functionality to their customers.

Segments

Radisys is one operating segment as determined by the way management makes operating decisions and assesses Radisys’ financial performance. See Note 19 — Segment Information of the Notes to the Consolidated Financial Statements for segment information.

Competition

We have four different types of competitors:

•
Our target customers. Our primary competition is from our existing and potential future customers who choose to remain vertically integrated and internally develop their own network platforms, modules and/or sub-systems.

•
Platform providers. Our competitors in the ATCA and Network Appliance product space include Emerson Network Power, HP and IBM. In addition, we face competition in the MRF market from Acme Packet, AudioCodes, Dialogic and Sonus as well as the internal development of MRF products by our largest customers.

•	Board providers. Our competitors in the board product space include ADLink Technologies, Advantech Co., Emerson Network Power and Kontron AG.

•	Enabling software. Our primary competitors in the enabling software solutions market, into which our Trillium software is sold, are Aricent Group, NodeH and Ubiquisys.

We believe the main competitive factors are product performance, quality, service, time to market, ability to respond to technological change and/or price. Our system level architecture and design expertise, coupled with our broad technology portfolio, flexibility in working intimately with system makers and our ability to combine commercial off the shelf platforms with networking software and services to complete solutions, enable product differentiation when compared to our competition. We believe our rapid design cycles and standards-based solutions coupled with our design and manufacturing presence in low cost geographies will provide customers with a time to market advantage at a lower total cost.

Customers

Our customers include many leading system makers in a variety of end markets. Examples of these customers include: AAI, Affirmed, Allot, Arris, Arrow Electronics, AT&T (fulfilled through Nokia Siemens Networks), Cisco Systems, NEI, Fujitsu (fulfilled through Macnica), G.E. Healthcare, Interdigital, Italtel, Landmark Electronics, Lestina International, Ericsson LG, NEC (fulfilled directly and through Kineto Wireless and Macnica Networks Corp.), Nokia Siemens Networks, PGi (formerly Premiere Global), Philips Healthcare, Viasat, and West Corporation.

Our five largest customers, accounting for approximately 53% of revenues in 2012, are listed below with an example of the type of application which incorporates our products:

Customer	Application / End Customer
Arrow Electronics	Defense communications / telecommunications applications to various end customers
NEI Corporation	Network performance monitoring equipment and network security
NEC Corporation	ATCA systems for use in 3G and 4G wireless solutions for use in NEC applications
Nokia Siemens Networks	2, 2.5, and 3G wireless infrastructure equipment incorporated into Nokia Siemens Networks solutions as well as conferencing solutions sold through to the carrier AT&T
Philips Healthcare	Medical imaging equipment

Nokia Siemens Networks and NEC Corporation were our two largest customers in 2012, accounting for 23% and 11% of 2012 revenues.

Supply Chain Operations

Our manufacturing is fully outsourced to a single contract manufacturing partner in Asia as we believe utilizing a contract manufacturing partner provides product cost advantages. During 2012, we successfully completed the transition to this single contract manufacturing partner. We utilize offices in Shenzhen, China, Penang, Malaysia, Hillsboro, Oregon and San Diego, California to oversee the supply chain management, manufacturing, integration and product testing and quality efforts conducted by our contract manufacturing partner. We also utilize integration facilities in Burnaby, British Columbia and Shenzhen, China for the final integration, testing and delivery of certain ATCA and MRF systems. Total operations headcount, including our service organization, was 177 as of December 31, 2012.

Professional Services

Our professional services group actively partners with our customers in the development of software features across our product portfolio and enables our customers' wireless infrastructure solutions. The group supports the integration and implementation of our Software-Solutions products and assures our customers reduced development risk, faster time to market and lower total costs. Total professional services headcount located in our Bangalore, India facility was 145 as of December 31, 2012.

Research and Development
Because the industries in which we compete are characterized by rapid technological advances, our ability to compete successfully depends heavily upon our ability to ensure a continual and timely flow of competitive products, services and technologies to the marketplace. We continue to develop new technologies to enhance existing products and expand the range of our product offerings through research and development, licensing of intellectual property and acquisition of third-party businesses and technology. Our research and development ("R&D") staff consisted of 454 engineers and technicians as of December 31, 2012 located in the U.S, Canada, China, India and Malaysia. R&D expense in 2012, 2011 and 2010 was $47.7 million, $44.6 million and $38.7 million.

Sales, Marketing and Service

Our products are sold through a variety of channels, including direct sales, distributors, sales representatives, and system integrators. Our sales teams, in conjunction with our product marketing teams and technology office, collaborate with customers to accelerate product development and achieve higher quality, lower development and product cost and faster time to market for their products. Our total direct sales and marketing headcount was 100 as of December 31, 2012.

We market and sell our products in North America, Europe, Middle East and Africa ("EMEA") and Asia Pacific. In each of these geographic markets, products are sold principally through a direct sales force with our sales resources located in the U.S., Canada, Europe, China, Japan, India, and Korea. In addition, in each of these geographies we supplement our direct sales team with an indirect distribution model and sales representatives to cost effectively broaden our coverage area to access additional customers. In 2012, global revenues were comprised geographically of 38% from North America, 21% from EMEA and 41% from Asia Pacific. See Note 19—Segment Information of the Notes to the Consolidated Financial Statements for financial information by geographic area and financial information regarding revenues of classes of similar products.

We have a worldwide service organization focused on meeting our customers' needs for hardware repair, system integration, and training. In addition, if required by our customers, we provide technical support and maintenance service for ATCA and Software-Solutions products due to the software-rich content of the products. Certain customers enter into technical support and maintenance service agreements which provide access to product upgrades and enhancements over the life of the contract as such releases become generally available.

Backlog

As of December 31, 2012, our backlog was approximately $36.3 million, compared to $51.0 million as of December 31, 2011. We include in our backlog only unshipped purchase orders scheduled for delivery within 12 months.

Intellectual Property

We hold 43 U.S. and 29 foreign utility patents, 3 U.S. design patents and have 12 U.S. and 10 foreign patent applications pending. We also rely on trade secrets, know-how and rapid time to market for protection and leverage of our intellectual property. We have from time to time been made aware of others in the industry who assert exclusive rights to certain technologies, usually in the form of an offer to license certain rights for fees or royalties. Our policy is to evaluate such claims on a case-by-case basis. We may seek to enter into licensing agreements with companies having or asserting rights to technologies if we conclude that such licensing arrangements are necessary or desirable in developing specific products.

Employees

As of December 31, 2012, we had 976 employees, comprised of 954 regular employees and 22 temporary employees or contractors. We are not subject to any collective bargaining agreements, have never been subject to a work stoppage, and believe we have maintained good relationships with our employees.

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

We have adopted Corporate Governance Guidelines for our Board of Directors and a Code of Conduct and Ethics (“the Code”) for our Board of Directors, our Chief Executive Officer, principal financial and accounting officer and other persons responsible for financial management and our employees generally. We also have charters for the Audit Committee, Compensation and Development Committee, Nominating and Corporate Governance Committee and Technology and Market Development Committee of our Board of Directors. Copies of the above-referenced documents may be obtained on our website (www.radisys.com), and such information is available in print to any shareholder who requests it by contacting us at our corporate headquarters at (503) 615-1100. Information contained on the Company’s website is not included as part of, or incorporated by reference into, this report.

We also utilize a third party compliance website, EthicsPoint®, to provide our employees with a simple, risk-free way to anonymously and confidentially report actual or suspected activities that may involve financial or criminal misconduct or violations of the Code. This webpage is hosted on EthicsPoint’s secure servers and is not part of our website or intranet.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. Some of the forward-looking statements contained in this report include:

•	expectations and goals for revenues, gross profit, R&D expenses, selling, general and administrative ("SG&A") expenses and profits;

•	the impact of our restructuring events on future operating results;

•	our projected liquidity;

•	future operations and market conditions;

•	industry trends or conditions and the business environment;

•	future levels of inventory and backlog and new products introductions;

•	financial performance, revenue growth, management changes or other attributes of Radisys following acquisition or divestiture activities; and

•	other statements that are not historical facts.

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

These factors include, among others, the Company's high degree of customer concentration, the Company's use of a single contract manufacturer for a significant portion of the production of our products, the anticipated amount and timing of revenues from design wins due to the Company's customers' product development schedule, cancellations or delays, matters affecting the enabling system industry, including changes in industry standards, changes in customer requirements and new product introductions, currency exchange rate fluctuations, cash generation, changes in tariff and trade policies and other risks associated with foreign operations, actions by regulatory authorities or other third parties, costs and difficulties related to integration of acquired businesses, market conditions, performance and customer acceptance of the Trillium line of products and other factors listed in Item 1A “Risk Factors” and in other reports we file with the SEC. Although forward-looking statements help provide additional information about us, investors should keep in mind that forward-looking statements are only predictions, at a point in time, and are inherently less reliable than historical information.

Forward-looking statements in this report include discussions of our goals, including those discussions set forth in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations". We cannot provide assurance that these goals will be achieved.

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

For 2012, 2011 and 2010, we derived 53%, 59%, and 63% of our revenues from our five largest customers during these periods. These five customers in 2012 were Arrow Electronics, NEI Corporation, NEC Corporation, Nokia Siemens Networks and Philips Healthcare, each of which purchase a variety of products from us. During 2012, 2011 and 2010, revenues attributable to our largest customer. Nokia Siemens Networks, were 23%, 35% and 37%. Due to our significant customer concentration, our largest customers have additional pricing power over us that can adversely affect revenues, gross margins or cause us to exit lines of business with them that do not meet profitability objectives. Further, a financial hardship experienced by, or a substantial decrease in sales to, any one of these customers could materially affect our revenues and profitability. Generally, our products are components for our customers’ products and in certain instances our customers are not the end-users of our products. If any of these customers’ efforts to market the products we design and manufacture for them or the end products into which our products are incorporated are unsuccessful in the marketplace or if these customers experience a decrease in demand for such products, our design wins, sales and/or profitability will be significantly reduced. Furthermore, if these customers experience adverse economic conditions in the end markets into which they sell our products, we would expect a significant reduction in spending by these customers in addition to increasing our exposure to credit risk, which may limit our ability to collect. Some of these end markets are characterized by intense competition, rapid technological change and economic uncertainty and as such there is no guarantee that the revenues associated with the potential loss of a key customer will be replaced by the establishment of new business relationships. Our exposure to economic cyclicality and any related fluctuation in demand from these customers could have a material adverse effect on our revenues and financial condition.

We use one contract manufacturer to assemble certain Radisys products, and a loss or degradation in performance of our contract manufacturer could have a material adverse effect on our business or our profitability.

If our third party manufacturer fails to adequately perform, our revenues and profitability could be adversely affected. Among other things, inadequate performance by our contract manufacturer could include the production of products that do not meet our quality standards or schedule and delivery requirements and could cause us to manufacture products internally or seek additional sources of manufacturing. Additionally, our contract manufacturer may decide in the future to discontinue conducting business with us. If we are required to change contract manufacturer or assume internal manufacturing operations due to any termination of the agreements with our contract manufacturer, we may lose revenue, experience manufacturing delays, incur increased costs or otherwise damage our customer relationships. We cannot guarantee that we will be able to establish alternative manufacturing relationships on similar terms.

Additionally, if our contract manufacturer is responsible for patent or copyright infringement (including through the supply of counterfeit parts), we may or may not be able to hold them responsible and we may incur costs in defending claims or providing remedies. Such infringements may also cause our customers to abruptly discontinue selling the impacted products, which would adversely affect our net sales of those products, and could affect our customer relationships more broadly.
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
Our ability, as well as our contract manufacturer's ability, to meet customer demand depends largely on our ability to obtain raw materials and a reduction or disruption in the availability of raw materials could negatively impact our business.

The recent global economic contraction has caused many of our component suppliers to reduce their manufacturing capacity. As the global economy improves, our component suppliers are experiencing and may continue to experience supply constraints until they expand capacity to meet increased levels of demand. These supply constraints may adversely affect the availability and lead times of components for our products. Increased lead times mean we may have to forsake flexibility in aligning our supply to customer demand changes and increase our exposure to excess inventory since we may have to order material earlier and in larger quantities. Further, supply constraints will likely result in increased expedite and overall procurement costs as we attempt to meet customer demand requirements. In addition, these supply constraints may affect our ability, as well as our contract manufacturer's, ability to meet customer demand and thus result in missed sales opportunities and a loss of market share, negatively impacting revenues and our overall operating results.

Because of the limited number of direct, and indirect suppliers, or in some cases, one supplier, for some of the components we and our contract manufacturer use a loss of a supplier, a decline in the quality and/or a shortage in any of these components could have a material adverse effect on our business or our profitability.

There are only a limited number of direct and indirect suppliers, or in some cases, only one supplier, for a continuing supply of the components our contract manufacturer uses in the manufacturing of our products and any disruption in supply could adversely impact our financial performance. For example, we have some silicon that is solely sourced from large silicon producers. We obtain these components from resellers, integrators and component manufacturers. Alternative sources of components that are procured from one supplier or a limited number of suppliers could be difficult to locate and / or would require a significant amount of time and resources to establish. We have in the past experienced and may in the future experience difficulty obtaining adequate quantities of key components used in certain of our products, which have resulted and may result in delayed or lost sales. Delayed sales can also result from our silicon vendors delays or cancellations of new technologies and products as these technologies and products are often designed into new Radisys products before they are fully available from our suppliers. In addition, current economic conditions expose us to an increased risk of vendor insolvency, which, given our reliance upon a limited supply base, could result in an inability to procure adequate quantities of materials and components to meet our customers’ demand and/or ability to procure the quality of materials and components our customers require.
Political events, war, terrorism, public health issues, natural disasters and other circumstances could have a material adverse effect on our financial condition and operating results
War, terrorism, geopolitical uncertainties, public health issues, and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on our business and our suppliers, logistics providers, manufacturing vendors and customers, including channel partners. Our business operations are subject to interruption by natural disasters, fire, power shortages, nuclear power plant accidents, terrorist attacks, and other hostile acts, labor disputes, public health issues, and other events beyond our control. Such events could decrease demand for our products, make it difficult or impossible for us to make and deliver products to our customers, including channel partners, or to receive components from our suppliers, and create delays and inefficiencies in our supply chain. Should major public health issues, including pandemics, arise, our business could be negatively affected by more stringent employee travel restrictions, additional limitations in freight services, governmental actions limiting the movement of products between regions, delays in production ramps of new products, and disruptions in the operations of our manufacturing vendors and component suppliers. The majority of our research and development activities and other critical business operations, including certain component suppliers and manufacturing vendors, are in locations that could be affected by natural disasters. In the event of a natural disaster, losses, significant recovery time and substantial expenditures could be required to resume operations and our financial condition and operating results could be materially adversely affected.

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

The telecommunications industry is in the process of transitioning from 10G to 40G ATCA technologies. We have introduced a suite of new products under the 40G ATCA standards to meet our customers' demands. The success of these new product introductions depends on a number of factors including but not limited to timely and successful product development, market acceptance, our ability to manage the risks associated with new products and production ramp issues, the availability of application software for new products, the effective management of purchase commitments and inventory levels in line with anticipated product demand, the availability of products in appropriate quantities and costs to meet anticipated demand, and the risk that new products may have quality or other defects in the early stages of introduction. Accordingly, we cannot determine in advance the ultimate effect of new product introductions and transitions on our financial condition and operating results.
We intend to develop new products and expand into new markets, which may not be successful and could harm our operating results.

We intend to expand into new markets and develop new products and applications based on our existing technologies integrated with new technologies organically developed or acquired. These efforts have required and will continue to require us to make substantial investments, including but not limited to significant research, development and engineering expenditures. Additionally, many of the new products and applications we are working on may take longer and more resources to develop and commercialize than originally anticipated. Specific risks in connection with expanding into new products and markets include, but are not limited to, the inability to transfer our quality standards and technology into new products, the failure of customers to accept our new products, longer product development cycles and competition and intellectual property disputes. We may not be able to successfully manage expansion into new markets and products and these unsuccessful efforts may harm our financial condition and operating results.

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

In addition, customer demand for our products is subject to significant fluctuation. A prolonged economic downturn in the business or geographic areas in which we sell our products could reduce demand for our products and result in a decline in our revenue, gross margin and overall profitability. Volatility and disruption of financial and credit markets could limit our customers’ ability to obtain adequate financing to maintain operations and invest in network infrastructure and therefore could also reduce demand for our products and result in a decline in our revenue, gross margin and overall profitability. If we overestimate demand, we may experience underutilized capacity and excess inventory levels. As such, if we underestimate demand, we may miss sales opportunities and incur additional costs for labor overtime, equipment overuse and logistical complexities. Additionally, we have adverse purchase commitment liabilities pursuant to which we are contractually obligated to reimburse our contract manufacturer for the cost of excess inventory used in the manufacture of our products for which there is no forecasted or alternative use. Unexpected decreases in customer demand or our inability to accurately forecast customer demand could also result in increases in our adverse purchase commitment liability and have a material adverse effect on our gross margins and profitability.

Not all new design wins ramp into production, and even if ramped into production, the timing of such production may not occur as we or our customers had estimated or the volumes derived from such projects may not be as significant as we had estimated, which could have a substantial negative impact on our anticipated revenues and profitability.

Our product revenue growth expectations are highly dependent upon successful ramping of our design wins. The time between when we achieve a design win with a customer and when we begin shipping to that customer at production levels generally has been shortened with our standards-based model. In some cases there is no time between when a design win is achieved and when production level shipments begin. With many new design wins with our ATCA platforms and our COM Express modules, customers may require us to provide customization of our products. In addition, customers may require significant time to port their own applications to our systems. Customization of our products as well as porting of customer specific applications can take six to twelve months and in some circumstances can be as long as 24 months. After that, there is an additional time lag from the start of production ramp to peak revenue. Not all design wins ramp into production and, even if a design win ramps into production, the volumes derived from such projects may be less than we had originally estimated. Customer projects related to design wins are sometimes canceled or delayed, or can perform below original expectations, which can adversely impact anticipated revenues and profitability. In particular, the volumes and time to production ramp associated with new design wins depend on the adoption rate of new technologies in our customers’ end markets, especially in the communications networking sector. Program delays or cancellations could be more frequent during times of meaningful economic downturn or due to the consolidation of one or more of our end customers. Should technologies such as VoLTE, IMS, 3G and 4G/LTE wireless technologies, advanced multimedia applications, Femtocell applications and other emerging technologies not be adopted as fast as we or our customers anticipate, actual volumes from new design wins may be lower than we are expecting, which could adversely affect our revenue growth and gross margin expectations.

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

The successes of our business is dependent upon successfully managing our international operations and attracting and retaining key international employees.

In 2012 we transitioned substantially all of our remaining domestic development activities to our development centers in China and India as a part of our strategic plan to increase our engineering presence in Asia.

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

Our foreign currency exchange risk management program is designed to reduce, but does not eliminate, the impact of currency exchange rate movements. If we cannot manage our international operations successfully, our business, results of operations and financial condition could be adversely affected.

Acquisitions and partnerships may be more costly or less profitable than anticipated and may adversely affect the price of our common stock.

As part of our business strategy, we engage in discussions with third parties regarding, and enter into agreements relating to, acquisitions, joint ventures and divestitures in order to manage our product and technology portfolios and further our strategic objectives. We also continually look for ways to increase the profitability of our operations through restructuring efforts and to consolidate operations across facilities where synergies exist. In order to pursue this strategy successfully, we must identify suitable acquisition, alliance or divestiture candidates, complete these transactions, some of which may be large and complex, and integrate acquired companies. Integration and other risks of acquisitions can be more pronounced for larger and more complicated transactions, or if multiple acquisitions are pursued simultaneously.

The integration of acquisitions may make the completion and integration of subsequent acquisitions more difficult. However, if we fail to identify and complete these transactions, we may be required to expend resources to internally develop products and technology or may be at a competitive disadvantage or may be adversely affected by negative market perceptions, which may have a material adverse effect on our business, results of operations and financial condition.

Acquisitions may require us to integrate different company cultures, management teams and business infrastructures and otherwise manage integration risks. Even if an acquisition is successfully integrated, we may not receive the expected benefits of the transaction.

A successful sale or divestiture depends on various factors, including our ability to effectively transfer assets and liabilities, contracts, facilities and employees to the purchaser, identify and separate the intellectual property to be divested from the intellectual property that we wish to keep and reduce fixed costs previously associated with the divested assets of the business.

Managing acquisitions and divestitures requires varying levels of management resources, which may divert management's attention from our other business operations. Acquisitions, including abandoned acquisitions, also may result in significant costs and expenses and charges to earnings.

Restructuring activities may result in business disruptions and may not produce the full efficiency and cost reduction benefits anticipated. Further, the benefits may be realized later than expected and the cost of implementing these measures may be greater than anticipated. If these measures are not successful, we may need to undertake additional cost reduction efforts, which could result in future charges. Moreover, we could experience business disruptions with customers and elsewhere if our cost reduction and restructuring efforts prove ineffective, and our ability to achieve our other strategic goals and business plans as well as our business, results of operations and financial condition could be materially adversely affected.

We operate in intensely competitive industries, and our failure to respond quickly to technological developments and incorporate new features into our products could have an adverse effect on our ability to compete.

We operate in intensely competitive industries that experience rapid technological developments, changes in industry standards, changes in customer requirements, industry migration to the private telecom cloud, and frequent new product introductions and improvements. If we are unable to respond quickly and successfully to these developments, we may lose our competitive position, and our products or technologies may become uncompetitive or obsolete. Similarly, if there are changes to technology requirements, it may render our products and technologies uncompetitive. To compete successfully, we must maintain a successful marketing and R&D effort, develop new products and production processes, and improve our existing products and processes at the same pace or ahead of our competitors. We may not be able to successfully develop and market these new products, the products we invest in and develop may not be well received by customers, and products developed and new technologies offered by others may affect the demand for our products. These types of events could have a variety of negative effects on our competitive position and our profitability and financial condition, such as reducing our revenue, increasing our costs, lowering our gross margin, reducing our profitability and/or requiring us to recognize and record impairments of our assets.

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

Competition in the market for enabling software and systems is intense, and if we lose our market share, our revenues and profitability could decline.

We face competition in the design of enabling solutions from a number of sources. Our principal competition remains the internal design resources of our own customers. Many of our customers retain the ability to design enabling solutions in-house. In order to achieve design wins and receive subsequent orders from these customers, we must convince them of the benefits associated with using our design services and solutions rather than solutions designed by their in-house personnel. While we believe that many of our customers will increase the proportion of their solutions sourced from merchant suppliers, we will need to continue to demonstrate the benefits of our solutions relative to similar products that could be developed by our customers’ internal personnel in order to successfully execute our strategy. In addition, consolidation of our customers may cause material changes in their use of third parties to realize new product designs.

We also compete with a number of companies and divisions of companies that focus on providing enabling solutions, including, but not limited to, ADLink Technologies, Advantech Co., AudioCodes, Dialogic, Emerson Network Power, Hewlett-Packard, IBM and Kontron AG. In addition, our primary competitors in the enabling software solutions market, into which out Trillium software is sold, are Aricent Group, NodeH and Ubiquisys.

Because the enabling software and systems market is growing, the market is attracting new non-traditional competitors. These non-traditional competitors include contract manufacturers that provide design services and Asian-based original design manufacturers.

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

In 2012, 2011 and 2010, as measured by delivery destination, we derived 21%, 24% and 28% of our revenues from EMEA and 41%, 44% and 37% from Asia Pacific. In 2012, all of our manufacturing was completed by our U.S. contract manufacturer's Asian supply chain and operations. As a result, we are subject to worldwide economic and market conditions risks generally associated with global trade such as fluctuating exchange rates, tariff and trade policies, increased protectionism of foreign governments, domestic and foreign tax policies, foreign governmental regulations, political unrest, wars and other acts of terrorism and changes in other economic conditions. These risks, among others, could adversely affect the results of our operations or financial position. Additionally, some of our sales to overseas customers are made under export licenses that must be obtained from the U.S. Department of Commerce. Protectionist trade legislation in either the United States or other countries, such as a change in the current tariff structures, export compliance laws, trade restrictions resulting from war or terrorism or other trade policies could adversely affect our ability to sell or to manufacture in international markets. Additionally, U.S. federal and state agency restrictions imposed by the Buy American Act or the Trade Agreement Act may apply to our products manufactured outside the United States. Furthermore, revenues from outside the United States are subject to inherent risks, including the general economic and political conditions in each country. As a result of tightening credit markets, our customers and suppliers may face issues gaining timely access to sufficient credit, which could impair our customers’ ability to make timely payments to us and could cause key suppliers to delay shipments and face serious risks of insolvency. These risks, among others, could adversely affect our results of operations or financial position.

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

Sales of a substantial number of shares of our common stock or other equity-related securities in the public markets could depress the market price of our common stock, and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock. As of December 31, 2012, we had $34.9 million aggregate principal amount of our 2.75% convertible senior notes due February 2013 (the "2013 convertible senior notes") and 4.50% convertible senior notes due February 2015 (the "2015 convertible senior notes") outstanding. On February 15, 2013, we paid the remaining $16.9 million principal balance of the 2013 convertible senior notes. The price of our common stock could be affected by possible sales of our common stock by investors who view convertible notes as a more attractive means of equity participation in our company and by hedging or arbitrage trading activity which we expect to occur involving our common stock.

Conversion of our convertible senior notes will dilute the ownership interest of existing shareholders, including holders who have previously converted their convertible senior notes.

Our 2015 convertible senior notes have a conversion price equivalent to $8.53 per share. Upon conversion of our 2015 convertible senior notes, some or all of the ownership interests of existing shareholders may be diluted. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the anticipated conversion of our 2015 convertible senior notes into shares of our common stock could depress the price of our common stock.

We have a substantial level of indebtedness and future obligations relative to our cash position.

As of December 31, 2012, we had $33.2 million of cash and cash equivalents which consisted of $18.7 million held domestically and $14.5 million held by foreign subsidiaries, and 2013 convertible senior notes and 2015 convertible senior notes outstanding with an aggregate principal amount of $34.9 million. In addition, we have various other short-term obligations which will require use of our cash to satisfy. This level of debt and our ability to repay or refinance this debt prior to maturity could have negative consequences to our business, including:

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

•	increasing our vulnerability in the event of an increase in interest rates if we must incur new debt to satisfy our obligations under the 2015 convertible senior notes.

If required to fund operations, refinance debt or for other general corporate purposes, as of December 31, 2012 we have $25 million available for borrowing under our $40 million secured revolving line of credit agreement with Silicon Valley Bank, which matures September 30, 2014. The line of credit, however, is subject to certain financial covenants and may not be available, in full or in part, on dates we may attempt to draw on the line in the future.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2. Properties

Information concerning our principal properties at December 31, 2012 is set forth below:

Location	Type	Principal Use	Square Footage	Ownership
Hillsboro, OR	Office & Plant	Headquarters, manufacturing support, marketing, research and engineering	103,603	Leased
	Land		214,664	Owned
San Diego, CA	Office	Sales and marketing	14,826	Leased
Burnaby, Canada	Office	Manufacturing support, marketing, product integration, research and engineering	13,512	Leased
Bangalore, India	Office	Research and engineering	58,837	Leased
Penang, Malaysia	Office	Manufacturing support, research and engineering	18,164	Leased
Shanghai, China	Office	Sales, research and engineering	25,059	Leased
Shenzhen, China	Office	Manufacturing support, research and engineering	30,306	Leased

We also lease sales offices in Dublin, Ireland, Des Moines, Iowa, Marlboro, Massachusetts, Gdansk, Poland, Barcelona, Spain, Seongnam, Korea and Tokyo, Japan. As noted in the above table, we own a parcel of land adjacent to our Hillsboro, Oregon facility.

Item 3. Legal Proceedings

In the normal course of business, the Company becomes involved in litigation. As of December 31, 2012, in the opinion of management, Radisys had no pending litigation that would have a material effect on the Company’s financial position, results of operations or cash flows.

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

	High	Low
2012
Fourth Quarter	$3.76	$2.02
Third Quarter	6.50	2.90
Second Quarter	7.49	5.65
First Quarter	8.07	5.09
2011
Fourth Quarter	$6.91	$4.01
Third Quarter	8.86	5.79
Second Quarter	9.38	7.05
First Quarter	9.22	8.01

The closing price as reported on the NASDAQ Global Select Market on February 28, 2013 was $4.19 per share. As of February 28, 2013, there were approximately 530 holders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our outstanding common stock is held of record in “street name” by brokers and other financial institutions for the benefit of individual investors.

Dividend Policy

We have never paid any cash dividends on our common stock and do not expect to declare cash dividends on the common stock in the foreseeable future. Our ability to pay dividends is restricted by our policy as well as the covenants arising from our line of credit agreement with Silicon Valley Bank, which prohibits the payment of any dividends, distributions or payment in respect of our common stock. As such, we plan to retain all of our earnings to finance future growth.

Share Repurchase Program

In December 2010, the Board of Directors authorized the repurchase of up to $20.0 million of our common stock through open-market transactions and privately negotiated transactions from time to time at the discretion of management. Under the program, the purchases will be funded from available working capital, and any repurchased shares will be returned to authorized but unissued status. The duration of the repurchase program was two years and ended in December 2012. Under the program, we repurchased common stock with a value of $3.9 million. The Company did not repurchase any shares of common stock during 2012.

Stock Price Performance Graph

The following graph sets forth our total cumulative shareholder return as compared to the return of the S&P 500 Index, the NASDAQ Composite Index, and the NASDAQ Telecommunications Index for the period of December 31, 2007 through December 31, 2012. The graph reflects the investment of $100 on December 31, 2007 in our stock, the S&P 500 Index, the NASDAQ Index, and in the published industry indexes.

Total return also assumes reinvestment of dividends. As noted above, we have never paid dividends on our common stock. Historical stock price performance should not be relied upon as indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Radisys Corporation, the S&P 500 Index, the NASDAQ Composite Index and the NASDAQ Telecommunications Index

150
125
100
75
50
25
0
Index Value
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Period Ending
Radisys
S&P 500 Index
NASDAQ Composite Index
NASDAQ Telecommunications Index

*	$100 invested on 12/31/2007 in the Company's common stock or the applicable index, including reinvestment of dividends.
Fiscal Year ending December 31.

	Cumulative Total Return
	12/2007	12/2008	12/2009	12/2010	12/2011	12/2012
Radisys	100.00	41.27	71.27	66.42	37.76	22.24
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59
NASDAQ Composite	100.00	59.03	82.25	97.32	98.63	110.78
NASDAQ Telecommunications	100.00	57.58	72.97	86.05	90.30	89.62

Item 6. Selected Financial Data

	For the Years Ended December 31,
	2012	2011 (A)	2010	2009	2008 (B)
	(In thousands, except per share data)
Consolidated Statements of Operations Data
Revenues	$286,096	$330,865	$284,311	$304,273	$372,584
Gross margin	88,039	96,765	87,214	92,822	96,083
Income (loss) from operations	(39,746)	(11,403)	699	(2,192)	(76,464)
Net loss from continuing operations	(43,474)	(1,529)	(369)	(42,567)	(67,262)
Net loss per common share:
Basic	$(1.60)	$(0.06)	$(0.02)	$(1.81)	$(2.98)
Diluted	$(1.60)	$(0.06)	$(0.02)	$(1.81)	$(2.98)
Weighted average shares outstanding (basic)	27,174	25,413	24,144	23,493	22,552
Weighted average shares outstanding (diluted)	27,174	25,413	24,144	23,493	22,552

	December 31,
	2012	2011 (A)	2010	2009	2008 (B)
	(In thousands)
Consolidated Balance Sheet Data
Working capital	$41,887	$71,208	$147,049	$140,438	$66,067
Total assets	232,394	297,273	240,928	277,034	309,026
Long term obligations, excluding current portion	22,851	54,689	50,450	52,565	52,989
Total shareholders’ equity	125,442	166,733	137,394	129,717	157,468
__________________________________

(A)	Effective July 8, 2011, we acquired Continuous Computing Corporation ("Continuous Computing"). Continuous Computing's operating results are only included for periods subsequent to the acquisition.

(B)	As adjusted due to the implementation of the cash conversion subsections of ASC Topic 470-20 “Debt with Conversion and Other Options—Cash Conversion.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leader in enabling wireless infrastructure solutions for the telecom, aerospace, and defense markets. Our market-leading ATCA, market leading MRF, world-renowned Trillium software, COM Express and Network Appliance coupled with an expert professional services organization enable our customers to bring high-value products and services to telecom market faster and with lower investment and risk. These products are targeted throughout the telecommunication network from Radio Access Network ("RAN") to the Evolved Packet Core ("EPC") to the IP Mulitmedia Subsystem ("IMS"). Our MRF, an application built on ATCA platforms, provides audio conferencing, VoLTE, and video conferencing functions into the network IMS. Additionally, when these products are combined with our professional service organization of network experts we can enable our customers to bring to market solutions such as security, femto, and LTE gateways, edge routers and load balancers that are critical elements within the networks at a cost and time to market advantage when compared to internally developed solutions. Our Trillium software is the foundation for a complete turn-key application for small cells in both the 3G and LTE RAN. ATCA and Network appliance products are the platforms necessary to control and move data in the network core, as well as applications such as Deep Packet Inspection ("DPI") and policy management.

In July 2011 we acquired Continuous Computing Corporation ("Continuous Computing") a developer of communications systems consisting of highly integrated ATCA platforms and Trillium protocol software coupled with professional services to enable a full solution offering. Continuous Computing's key customer applications included 3G and 4G wireless infrastructure, Small Cell base stations, Traffic Management, Internet Offload and Network Security. The acquisition accelerated the Company's strategy to deliver more differentiated platforms and solutions.

2012 Highlights

Our business experienced challenges throughout 2012 due to an overall decline in telecom infrastructure spending, resulting in decreased volumes and downward pricing pressure specifically within our platforms products. Despite the challenging telecom market, we increased deployment of our Software-Solutions products, specifically MRF, as our customers continue to invest in upgrading audio conferencing capabilities within their networks.

During 2012 we introduced a number of key products which are expected to drive our future growth. These products included our 40G T-Series ATCA products, fully integrated platforms that decrease our customers' delivery costs while increasing performance, and our new MPX-12000 MRF which enables VoLTE capabilities for wireless carriers.

Operationally during 2012 we completed many of the planned actions undertaken in 2011 intended to reduce our overall cost structure and enable more efficient product development and product integration following our acquisition of Continuous Computing in July 2011. These actions included:

•	the consolidation to one contract manufacturer;

•
the transition of ATCA and Software-Solutions research and development teams to our offshore development centers in China and India. These transitions included the fit-out of new facilities in each location;

•	the transition and consolidation of our general and administrative supporting functions to better align with the new business structure; and

•	the downsizing of our North America facilities to smaller footprints in each location as we have transitioned certain functions to lower-cost geographies.

Following are the more significant highlights and developments within our business for the year ended December 31, 2012:

•
Revenues decreased $44.8 million to $286.1 million for the year ended December 31, 2012 from $330.9 million for the year ended December 31, 2011. The decline was caused by an expected decrease in revenue from our Other Products product group as these products continue to trend towards end of life as our largest customer transitions to ATCA platforms. This decrease was offset by increased revenue in our ATCA and Software-Solutions product groups resulting from the acquisition of Continuous Computing and increased deployments of our MRF products.

•
Our gross margin increased 1.6 percentage points in the year ended December 31, 2012 to 30.8% of revenue from 29.2% of revenue in the year ended December 31, 2011. Increased revenue in our higher margin Software-Solutions and ATCA product groups, decreased revenues from our low margin Other Products, and our continued focus on controlling manufacturing spend contributed to the increase in gross margin in 2012 as compared to 2011.

•
R&D expense increased $3.1 million to $47.7 million for the year ended December 31, 2012 from $44.6 million for the year ended December 31, 2011 as a result of additional development costs related to our 40G T-series ATCA and MPX-12000 products.

•
SG&A expense decreased $7.5 million to $45.2 million for the year ended December 31, 2012 from $52.7 million for the year ended December 31, 2011. The decrease was the result of a reduction in headcount and overhead expenses resulting from restructuring activities associated with our acquisition of Continuous Computing. Additionally, decreased sales as compared to the year ended December 31, 2011 resulted in lower commission expense.

•	During 2012, we recorded the following non-recurring charges associated with our operations:

◦	$29.7 million goodwill impairment charge resulting from a decline in the trading value of our common stock coupled with a downturn in the telecommunications market;

◦
$3.7 million in restructuring charges largely associated with the departure of certain executive officers, workforce reductions resulting from our acquisition of Continuous Computing and facility abandonments. As of December 31, 2012, these integration activities are substantially complete; and

◦	$5.1 million gain associated with the partial reversal of our contingent consideration liability resulting from the continued delay in our customers' small cell deployments.

•
Cash and cash equivalents decreased $14.6 million to $33.2 million at December 31, 2012 from $47.8 million at December 31, 2011. The decrease in cash and cash equivalents was due to the repurchase of $10.1 million of our 2013 senior convertible notes, $11.1 million in capital expenditures associated with the build out of our international facilities, continued integration-related activities associated with the acquisition of Continuous Computing and the addition of 40G ATCA test equipment. Additionally, $6.8 million of restructuring costs, primarily related to the acquisition of Continuous Computing, were paid during 2012. These cash outflows were offset by cash flows from operations, excluding payments for restructuring activities, of $12.4 million.

2013 Outlook

We are cautiously optimistic that the modestly improving market conditions experienced in the fourth quarter of 2012 will continue throughout 2013. Although overall revenue is expected to remain relatively consistent with 2012, we expect continued growth in our higher margin ATCA and Software-Solutions products as the telecom markets recover from the 2012 downturn in capital spending. Additionally, we are well positioned to capitalize on the expected recovery of telecom markets as we enter 2013 with a complete portfolio of 40G T-Series ATCA assets available for sale to our customers and have introduced our new MPX-12000 MRF product to address the increasing demand of VoLTE services.

Results of Operations

The following table sets forth certain operating data as a percentage of revenues:

	For the Years Ended December 31,
	2012	2011	2010
Revenues	100.0%	100.0%	100.0%
Cost of sales:
Cost of sales	65.9	68.3	67.1
Amortization of purchased technology	3.3	2.5	2.2
Total cost of sales	69.2	70.8	69.3
Gross margin	30.8	29.2	30.7
Research and development	16.7	13.5	13.6
Selling, general and administrative	15.8	15.8	16.0
Intangible assets amortization	1.8	0.9	0.3
Impairment of goodwill	10.4	—	—
Restructuring and acquisition-related charges, net	—	3.0	0.6
Gain on the liquidation of a foreign subsidiary	—	(0.6)	—
Income (loss) from operations	(13.9)	(3.4)	0.2
Interest expense	(0.6)	(0.6)	(0.7)
Interest income	—	—	0.2
Other income, net	0.2	0.2	—
Loss before income tax expense (benefit)	(14.3)	(3.8)	(0.3)
Income tax expense (benefit)	0.9	(3.4)	(0.2)
Net loss	(15.2)%	(0.4)%	(0.1)%

Revenues

The following table sets forth our revenues by product group (in thousands):

	For the Years Ended December 31,			Change
	2012	2011	2010	2012 vs 2011	2011 vs 2010
ATCA	$136,572	$132,530	$85,822	3.0%	54.4%
Software-Solutions	52,666	36,938	32,256	42.6	14.5
COM Express and Rackmount Server	49,538	56,848	53,149	(12.9)	7.0
Other Products	47,320	104,549	113,084	(54.7)	(7.5)
Total revenues	$286,096	$330,865	$284,311	(13.5)%	16.4%

ATCA

Revenues in the ATCA product group increased $4.1 million to $136.6 million in 2012 from $132.5 million in 2011. Increased revenues from the July 2011 acquisition of Continuous Computing combined with strong sales into the Japanese market more than offset the effects of a broad softening in capital spending throughout the macro telecom market. We expect continued growth in our ATCA product group as the telecom market's capital spending recovers in 2013. We continue to expect 10-15% long-term revenue growth in our ATCA product group as our recent design wins ramp to customer deployment and the introduction of our 40G T-series ATCA platforms which began shipping in the second half of 2012.

For 2011, revenues in the ATCA product group increased $46.7 million to $132.5 million in 2011 from $85.8 million in 2010. Increased revenues from our ATCA product group were due to a $25.8 million increase in revenues from increased 3G and 4G/LTE infrastructure deployments, the continued migration within our largest customer from legacy products, and a significant last-time buy of older generation ATCA products. In addition, our acquisition of Continuous Computing contributed an increase of $25.4 million over 2010 revenues.

Software-Solutions

Revenues in the Software-Solutions product group increased $15.8 million to $52.7 million in 2012 from $36.9 million in 2011. Robust demand for our MRF products, targeted at the audio conferencing market, led to increased deployments throughout our customer base when compared to 2011. Additionally, Trillium software products were added to our revenue profile in July 2011 as a result of the acquisition of Continuous Computing, and contributed to a $9.5 million increase during the first half of 2012. These increases were offset by slower than expected Trillium based small cell deployments as the adoption of small cell technology in next generation networks has been slower than we anticipated.

We expect Software-Solutions long-term revenue growth of 10-15% given an expected increase in demand for our MRF product, the ATCA-based MPX-12000. The MPX-12000 broadens the available market to include the rapidly growing VoLTE deployments as carriers seek to add voice transmission capabilities to the next generation LTE networks.

For 2011, revenues in the Software-Solutions product group increased $4.6 million to $36.9 million in 2011 from $32.3 million in 2010. This increase was attributable to the July 2011 acquisition of Continuous Computing, which contributed $8.9 million due to the addition of Trillium software products to our revenue profile. This was offset by the timing of MRF deployments.

COM Express and Rackmount Server

Revenues in the COM Express and Rackmount Server products group decreased $7.3 million to $49.5 million in 2012 from $56.8 million in 2011. Revenues decreased due to a 2010 strategic decision to de-emphasize development and sales of these products. However, in 2011, management began reinvesting in this product line, and we expect revenue growth to resume in 2013.

For 2011, revenues in the COM Express and Rackmount Server products group increased $3.7 million to $56.8 million in 2011 from $53.1 million in 2010. This was due to increased sales of our COM Express products to a customer in the telecommunications industry.

Other Products

Revenues in the Other Products product group decreased $57.2 million to $47.3 million in 2012 from $104.5 million in 2011. This decrease is the result of these hardware centric products reaching their end of life and our largest customer transitioning to ATCA-based products.

For 2011, revenues in the Other Products product group decreased $8.6 million to $104.5 million in 2011 from $113.1 million in 2010. This decrease is the result of these hardware centric products reaching end of life and our largest customer transitioning to ATCA-based products.

Revenue by Geography

The following tables outline overall revenue dollars (in thousands) and the percentage of revenues, by geographic region:

	For the Years Ended December 31,			Change
	2012	2011	2010	2012 vs 2011	2011 vs 2010
North America	$109,168	$107,042	$97,361	2.0%	9.9%
Europe, the Middle East and Africa ("EMEA")	60,379	79,858	80,218	(24.4)	(0.4)
Asia Pacific	116,549	143,965	106,732	(19.0)	34.9
Total	$286,096	$330,865	$284,311	(13.5)%	16.4%

	For the Years Ended December 31,
	2012	2011	2010
North America	38.2%	32.4%	34.3%
EMEA	21.1	24.1	28.2
Asia Pacific	40.7	43.5	37.5
Total	100.0%	100.0%	100.0%

North America. North American revenues increased by $2.2 million to $109.2 million in 2012 from $107.0 million in 2011. Revenues from Software-Solutions products increased $10.5 million over 2011 resulting from our acquisition of Continuous Computing and increased deployments by our MRF customers. These increases were offset by decreased revenues from our ATCA product group of $1.8 million due to timing of deployments by our largest customers in this geography and decreased revenues from Other Products of $4.1 million as our customers transition to ATCA-based products.

North American revenues increased by $9.6 million to $107.0 million in 2011 from $97.4 million in 2010. The increase in overall North American revenues was attributable to the acquisition of Continuous Computing, which contributed $14.2 million to revenues, and an increase in revenue from our COM Express products. These increases were offset by decreased revenues from our Other Products product group.

EMEA. Revenues from the EMEA region decreased $19.5 million to $60.4 million in 2012 from $79.9 million in 2011. Revenue from our Other Products product group decreased $21.2 million as these hardware centric products are reaching their end of life.

Revenues from the EMEA region decreased $0.3 million to $79.9 million in 2011 from $80.2 million in 2010. The decrease reflects an $8.4 million decline in our Other Products revenues which was offset by a $7.0 million increase in ATCA product group revenue in 2011 from 2010. This decrease was further offset by a $3.4 million increase in revenues from our Software-Solutions product group due to the July 2011 acquisition of Continuous Computing.

Asia Pacific. Revenues from the Asia Pacific region decreased $27.5 million to $116.5 million in 2012 from $144.0 million in 2011. Softening in the macro telecom spending environment and timing of deployments within the remainder of our customer base was offset by strong deployments by our Japanese customers.

Revenues from the Asia Pacific region increased $37.3 million to $144.0 million in 2011 from $106.7 million in 2010. The increase was the result of increased revenues from our ATCA product group as a result of increased 3G and 4G/LTE infrastructure deployments. In addition, revenues in 2011 benefited from the acquisition of Continuous Computing, which contributed $12.6 million to revenues as compared to 2010.

We currently expect continued fluctuations in the percentage of revenue from each geographic region. Additionally, we expect non-U.S. revenues to remain a significant portion of our revenue profile.

Gross Margin

Gross margin as a percentage of revenues increased 1.6 percentage points to 30.8% in 2012 from 29.2% in 2011. Gross margin was favorably impacted as our higher margin ATCA and Software-Solutions products comprised 66% of our revenues in 2012 as compared to 51% during 2011. This increase in gross margin was offset by an increase in cost of sales as the amortization of purchased technology increased to $9.5 million in 2012 from $8.3 million in 2011 and a decrease in gross margin from our Other Products product group to 11% in 2012 from 22% in 2011.

Gross margin as a percentage of revenues decreased 1.5 percentage points to 29.2% in 2011 from 30.7% in 2010. Gross margin was unfavorably impacted in 2011 compared to 2010 due to the continued deterioration of gross margin for our Other Products product group and higher amortization of purchased technology, which increased to $8.3 million in 2011 from $6.2 million in 2010. These factors were offset by favorable product mix as higher margin Software-Solutions products comprised a larger share of our revenues in 2011 as compared to 2010.

Operating Expenses

The following table summarizes our operating expenses (in thousands):

	For the Years Ended December 31,			Change
	2012	2011	2010	2012 vs 2011	2011 vs 2010
Research and development	$47,739	$44,625	$38,678	7.0%	15.4%
Selling, general and administrative	45,200	52,722	45,532	(14.3)	15.8
Intangible assets amortization	5,215	2,922	730	78.5	300.3
Impairment of goodwill	29,748	—	—	100.0	—
Restructuring and acquisition-related charges, net	(117)	9,980	1,575	(101.2)	533.7
Gain on the liquidation of a foreign subsidiary	—	(2,081)	—	(100.0)	100.0
Total	$127,785	$108,168	$86,515	18.1%	25.0%

Research and Development

R&D expenses consist primarily of salary, bonuses and benefits for product development staff, and cost of design and development supplies and equipment, net of reimbursements for nonrecurring engineering services. R&D expenses increased $3.1 million to $47.7 million in 2012 from $44.6 million in 2011. The increase was attributable to higher product development costs associated with the development and introduction of our 40G T-Series ATCA products and continued development of both our Trillium small cell and MPX-12000 MRF products. R&D headcount increased to 454 at December 31, 2012 from 440 at December 31, 2011.

R&D expenses increased $5.9 million to $44.6 million in 2011 from $38.7 million in 2010. These increases were due to the acquisition of Continuous Computing, which contributed $6.4 million to R&D expense in 2011 over the comparable period, an $0.8 million increase in non-recurring engineering charges and a $0.6 million increase in temporary labor. These increases were offset by lower payroll and payroll-related costs of $1.6 million in 2011 primarily resulting from the transition of R&D activities to lower cost geographies in Asia.

Selling, General, and Administrative

SG&A expenses consist primarily of salary, commissions, bonuses and benefits for sales, marketing, executive and administrative personnel, as well as professional services and costs of other general corporate activities. SG&A expenses decreased $7.5 million to $45.2 million in 2012 from $52.7 million in 2011. The decrease is the result of restructuring actions that reduced overall headcount and resulted in a decrease in payroll, commissions, and related expenses of $1.7 million in 2012 from 2011 and lower incentive compensation of $1.9 million as a result of the Company's performance. The decrease was also affected by a reduction in stock-based compensation expense of $2.7 million as a result of the reversal of expense associated with the Radisys Corporation Long-Term Incentive Plan (as amended and restated, as further amended, the "LTIP") of $1.6 million, as discussed further under stock-based compensation expense. SG&A headcount decreased to 200 at December 31, 2012 from 230 at December 31, 2011.

SG&A expenses increased $7.2 million to $52.7 million in 2011 from $45.5 million in 2010. The increase in SG&A expenses in 2011 was primarily due to the acquisition of Continuous Computing, which contributed an additional $8.1 million to SG&A expenses, increased commissions of $1.3 million resulting from strong design win performance in the second half of 2011, and increased third-party sales commissions. These increases were offset by a decrease in stock-based compensation expense of $0.6 million. Stock-based compensation expense decreased due to the reversal of LTIP expense for named executive officers that forfeited shares upon their departure as a result of not completing the requisite service period. The decrease in stock-based compensation expense was offset by increased expense for new grants and assumed options associated with acquisition of Continuous Computing.

Intangible Assets Amortization

Intangible assets amortization increased $2.3 million to $5.2 million in 2012 from $2.9 million in 2011. The increase in amortization is the result of our July 2011 acquisition of Continuous Computing. During the third quarter of 2012, we determined there were sufficient indicators of potential impairment to require an interim impairment assessment. This assessment resulted in the full impairment of our goodwill, however, during this assessment it was determined that our long-lived intangible assets were not impaired.

In 2011, intangible assets amortization increased $2.2 million to $2.9 million in 2011 from $0.7 million in 2010. Intangible assets amortization increased primarily due to the July 2011 acquisition of Continuous Computing, which contributed $2.4 million to amortization expense. The increase associated with Continuous Computing's intangible assets was offset by a decrease of $0.3 million resulting from final amortization of intangible assets associated with our 2006 acquisition of Convedia Corporation, a closely held vendor of IP media servers.

We perform reviews for impairment of the purchased intangible assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Impairment of Goodwill

We completed an impairment analysis of goodwill pursuant to ASC 350-20-35 during the second quarter of 2012 as we determined that a triggering event occurred during the second quarter that required analysis of both our goodwill and long-lived assets for impairment. We concluded at that time that we passed the first step of the two-step impairment test and therefore no impairment of goodwill was recorded. However, during the third quarter of 2012, we observed additional impairment indicators, including a further deterioration in the market in which we operate and a decrease in our market capitalization. Accordingly, in connection with the preparation of our third quarter financial statements, we completed an interim goodwill impairment test and recorded a goodwill impairment charge of $29.7 million, representing all of our goodwill.
We estimated the fair value of our single reporting unit using a market approach. The market approach estimates fair value in part on market capitalization plus an estimated control premium paid in acquisitions of publicly traded companies with similar characteristics to Radisys. Based upon our analysis, the implied fair value of goodwill was lower than its carrying value.

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

Restructuring and acquisition-related charges, net decreased $10.1 million to $(0.1) million in 2012 from $10.0 million in 2011. The $10.1 million decrease in restructuring and acquisition-related charges, net is due to activities associated with our acquisition of Continuous Computing, which were largely completed in 2011. The following is the composition of charges during 2012:

•	$1.3 million - acquisition-related charges associated with overlap of notified employees as we transition our R&D activities to lower cost geographies;

•
$1.3 million - severance and benefits provided to restructured employees. Of this charge, $0.9 million is associated with the contractual severance benefits provided to our former Chief Executive Officer;

•	$1.7 million - lease abandonment for certain North American facilities resulting from facilities rationalization;

•	$0.7 million - restructuring charges related to the Continuous Computing restructuring plan; and

•	($5.1) million - decrease in fair value of the Continuous Computing contingent consideration liability due to decreases in projected revenues earned during the applicable measurement period.

Restructuring and acquisition-related charges, net increased $8.4 million to $10.0 million in 2011 from $1.6 million in 2010. The increase is due to our acquisition of Continuous Computing, which resulted in restructuring expense of $5.1 million and acquisition-related charges of $4.9 million.

Gain on Liquidation of a Foreign Subsidiary

During 2011, as part of an update to our tax planning strategy, we completed the liquidation of Radisys Technology Ireland Limited (“RTIL”). As a result of this liquidation, we recorded a $2.1 million gain to reflect the realization of accumulated foreign currency translation adjustments related to RTIL. This gain represents the net unrealized foreign currency translation gains accumulated from changes in exchange rates and the related effects from the translation of assets and liabilities of RTIL.

Stock-based Compensation Expense

Included within costs of sales, R&D and SG&A are expenses associated with stock-based compensation. Stock-based compensation expense consists of amortization of stock-based compensation associated with unvested stock options, restricted stock units issued to employees under the 2007 stock plan, the 1998 Continuous Computing plan, the Continuous Computing inducement stock plan, LTIP, and the employee stock purchase plan (“ESPP”).

We incurred and recognized stock-based compensation expense as follows (in thousands):

	For the Years Ended December 31,			Change
	2012	2011	2010	2012 vs 2011	2011 vs 2010
Cost of sales	$25	$838	$816	(97.0)%	2.7%
Research and development	601	1,434	1,303	(58.1)	10.1
Selling, general and administrative	765	3,445	4,039	(77.8)	(14.7)
Total	$1,391	$5,717	$6,158	(75.7)%	(7.2)%

In 2012, stock-based compensation expense decreased from 2011 due to a decrease in LTIP expense. In the second quarter of 2012, we determined it was improbable that the 2009 LTIP performance goal would be attained prior to the end of the measurement period and, as a result, previously recognized LTIP expense was reversed during the quarter ended June 30, 2012.  The impact of this reversal by functional income statement classification was as follows: Cost of Sales $(0.2) million, R&D $(0.6) million, and SG&A $(1.6) million. This compares to 2011 expense recognized under the LTIP as follows: Cost of Sales $0.2 million, R&D $0.3 million, and SG&A $0.4 million.
In 2011, stock-based compensation expense decreased over 2010 due to the reversal of LTIP expense for named executive officers of $0.8 million and was offset by additional expense associated with the acquisition of Continuous Computing.
Non-Operating Expenses

The following table summarizes our non-operating expenses (in thousands):

	For the Years Ended December 31,			Change
	2012	2011	2010	2012 vs 2011	2011 vs 2010
Interest expense	$(1,722)	$(1,870)	$(2,035)	(7.9)%	(8.1)%
Interest income	39	99	636	(60.6)	(84.4)
Other income (expense), net	545	513	(154)	6.2	(433.1)
Total	$(1,138)	$(1,258)	$(1,553)	(9.5)%	(19.0)%

Interest Expense

Interest expense includes interest incurred on our convertible notes and our lines of credit and amortization of debt issuance costs. In 2012 interest expense decreased $0.2 million to $1.7 million in 2012 from $1.9 million in 2011 due to the repurchases of $5.0 million and $10.1 million of our 2013 convertible senior notes in December 2011 and August 2012.

In 2011 interest expense decreased $0.1 million to $1.9 million from $2.0 million in 2010 due to a decrease in the outstanding balance on our revolving line of credit. During 2011, we had no outstanding balances or letters of credit outstanding on our line of credit.

Interest Income and Other Income (Expense), Net

Interest income decreased $60,000 to $39,000 in 2012 from $0.1 million in 2011 as the result of a decrease in our average cash balance resulting from our July 2011 acquisition of Continuous Computing.

Interest income decreased $0.5 million to $0.1 million in 2011 from $0.6 million in 2010 due to a decline in the weighted average balance of interest bearing investments held as a result of cash paid for the acquisition of Continuous Computing coupled with a decline in the average yield on investments due to a more conservative investment strategy.

In 2012, other income (expense), net did not materially change from 2011. We experienced an increase in the amortization of forward points expense associated with our Indian Rupee ("INR") foreign currency hedges which was offset by a decrease in the foreign exchange impact of our entities which do not use the US Dollar ("USD") as their functional currency.

In 2011, other income (expense), net increased $0.7 million to $0.5 million due to the expense of $0.2 million in 2010 as a result of the strengthening of the USD against currencies of our non-USD functional currency subsidiaries. Specifically, as a result of our acquisition of Continuous Computing, we now have exposure to the INR, which, as a result of weakening against the USD, gave rise to a substantial portion of the gain recognized in other income (expense) in 2011. In the fourth quarter of 2011, we began entering into forward foreign currency exchange contracts for the INR to limit our exposure to fluctuations in exchange rates between the INR and USD.
Income Tax Provision

We recorded tax expense of $2.6 million for the year ended December 31, 2012 as compared to a tax benefit of $11.1 million and $0.5 million for the years ended December 31, 2011 and December 31, 2010. Our current effective tax rate differs from the statutory rate primarily due to a full valuation allowance provided against our U.S. net deferred tax assets and Canadian scientific research and experimental development expenditures claims. In addition to the aforementioned items, the effective tax rate for 2011 differs from the statutory rate due to a partial release of our valuation allowance provided against its U.S. net deferred tax assets as a result of the purchase of Continuous Computing.   Purchase accounting includes the establishment of a deferred tax liability due to the book tax basis differences related to specifically identified non-goodwill intangibles resulting from the acquisition. The net deferred tax liability from the acquisition created an additional source of income to utilize our deferred tax assets which resulted in a reduction of our valuation allowance.   As such, due to this additional source of income an income tax benefit of $10.4 million was recognized upon the partial valuation allowance release.

At December 31, 2012 and 2011, we had net deferred tax assets of $16.5 million and $17.8 million. We had valuation allowances of $50.2 million and $46.4 million as of December 31, 2012 and 2011, which represents a full valuation allowance against our U.S. deferred tax assets. In evaluating our valuation allowance, we considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based on our review of all positive and negative evidence, including a three year U.S. cumulative pre-tax loss and taxable loss, it was concluded that a full valuation allowance should be recorded against our U.S. net deferred tax assets. In the event we were to determine that we would not be able to realize all or part of our foreign net deferred tax assets in the future, we would increase the valuation allowance and make a corresponding charge to earnings in the period in which we make such determination. Likewise, if we later determine that we are more likely than not to realize all or a portion of the U.S. net deferred tax assets, we would reverse the previously provided valuation allowance. All future reversals of the valuation allowance would result in a benefit in the period recognized. Although realization is not assured, management believes that it is more likely than not that the balance of the deferred tax assets, net of the valuation allowance, as of December 31, 2012 will be realized.

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

During 2011 the Canada Revenue Agency (“CRA”) completed an examination of our tax years 2006 through 2008. We agreed to the proposed adjustments and effectively settled the examination during 2011. The effective settlement did not have a significant impact on our financial statements.

During 2010 an Internal Revenue Service ("IRS") examination was effectively settled when we agreed to a Notice of Proposed Adjustment that was issued by the IRS. The Proposed Adjustment was provided in full as an uncertain tax position at December 31, 2009.

We are currently under tax examination in India. The periods covered under examination are the financial years 2004 through 2008. The examination is in various stages of appellate proceedings and all material uncertain tax positions associated with the examination have been taken into account in the ending balance of the unrecognized tax benefits at December 31, 2012.

We are not under examination by tax authorities in any other jurisdictions.

Liquidity and Capital Resources

The following table summarizes selected financial information (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Cash and cash equivalents	$33,182	$47,770	$129,078
Working capital	41,887	71,208	147,049
Accounts receivable, net	51,289	49,212	42,855
Inventories, net	20,071	27,011	15,178
Accounts payable	41,191	37,874	29,190
2013 convertible senior notes	16,919	45,000	50,000
2015 convertible senior notes	18,000	—	—

Cash Flows

Cash and cash equivalents decreased by $14.6 million to $33.2 million at December 31, 2012 from $47.8 million at December 31, 2011. As of December 31, 2012, the amount of cash held by our foreign subsidiaries was $14.5 million. During 2012, we repatriated $21.3 million with the intent of using these funds for the repayment of our February 2013 convertible senior notes in the amount of $17.5 million of principal and accrued interest and for continued use in our U.S. operations. It is no longer our intent to permanently reinvest funds in certain of our foreign entities and we expect to continue to repatriate cash from these foreign entities on an ongoing basis in future periods. Repatriation of funds from these foreign entities is not expected to result in actual cash tax payments due to the utilization of previously generated operating losses and credits of our U.S. entity.

Activities impacting cash and cash equivalents are as follows (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Operating Activities
Net loss	$(43,474)	$(1,529)	$(369)
Non-cash adjustments	57,887	14,226	19,428
Changes in working capital	(8,802)	2,111	(2,970)
Cash provided by operating activities	5,611	14,808	16,089
Cash provided by (used in) investing activities	(11,160)	(87,969)	51,448
Cash used in financing activities	(9,022)	(8,072)	(39,170)
Effects of exchange rate changes	(17)	(75)	39
Net increase (decrease) in cash and cash equivalents	$(14,588)	$(81,308)	$28,406

Operating Activities

Cash provided by operating activities in 2012 was $5.6 million and consisted of a net loss of $43.5 million, adjustments for non-cash items of $57.9 million and decrease in working capital items of $8.8 million. For the year ended December 31, 2012 primary drivers to changes in our working capital consisted of the following:

•	Net trade accounts receivable increased as the result of the timing of our shipments and customer payments.

•
Inventories decreased due to the sale of previously built buffer stock and end of life products associated with our consolidation of contract manufacturing providers and the decrease of MRF stock held resulting from an increase in shipment activity.

•	Accounts payable increased as a direct result of our timing of vendor payments.

•	Deferred income decreased as a result of the timing of customer billings not recognized as revenues due to undelivered elements or acceptance provisions contained in certain arrangements.

•
Other accrued liabilities decreased as a result of timing of payments. Specifically, accrued wages and bonuses decreased due to a decrease in our variable compensation provision for 2012 as compared to 2011. Accrued restructuring decreased as a result of payments in 2012 associated with 2011 activities. Finally, the contingent consideration liability resulting from our acquisition of Continuous Computing decreased due to a decline in projected revenues earned during the arrangement.

Cash provided by operating activities in 2011 was $14.8 million and consisted of a net loss of $1.5 million, adjustments for non-cash items of $14.2 million and cash provided by working capital and other activities of $2.1 million. For the year ended December 31, 2011 primary drivers to changes in our working capital, net of changes attributable to the acquisition of Continuous Computing, consisted of the following:

•	Net trade accounts receivable increased primarily as the result of increased revenues, the timing of our shipments, and customer payments.

•	Inventories increased significantly due to the build-up of buffer stock and end of life products as we finalized our transition to one contract manufacturer.

•	Accounts payable increased as a direct result of our build in inventories as well as timing of vendor payments.

•	Deferred income increased as a result of the timing of customer billings not recognized as revenues due to undelivered elements or acceptance provisions contained in certain arrangements.

Investing Activities

Cash used in investing activities in 2012 of $11.2 million was attributable to $11.1 million used for capital expenditures related to integration activities, including the build out of our new facilities in Shenzhen, China and Bangalore, India, as well as purchases of development and test equipment associated with our introduction of 40G T-Series ATCA products.

Cash used in investing activities in 2011 of $88.0 million was attributable to $79.3 million used for the acquisition of Continuous Computing and capital expenditures of $8.2 million related to integration activities, including the build out of our new facility in Bangalore, India, as well as the transition to one contract manufacturer.

Financing Activities

Cash used in financing activities in 2012 of $9.0 million was the result of our repurchase of $10.1 million aggregate principal amount of our 2013 convertible senior notes, which was offset by cash received for net payments related to stock-based award activities of $1.3 million.

Cash used in financing activities in 2011 of $8.1 million was the result of our repurchase of $5.0 million aggregate principal amount of our 2013 convertible senior notes for $4.9 million and repurchases of our common stock of $3.9 million under our share repurchase program. These outflows were offset by cash received for net payments related to stock-based award activities of $1.6 million.

As of December 31, 2012 and December 31, 2011, working capital was $41.9 million and $71.2 million. The decrease in our working capital from December 31, 2011 is due to the reclassification of our 2013 convertible senior notes, with a balance of $16.9 million aggregate principal amount, from long-term to short-term debt during 2012 and $11.1 million in capital expenditures.

Line of Credit

Silicon Valley Bank

We have a $40.0 million secured revolving line of credit agreement (as amended, the “Agreement”) with Silicon Valley Bank (“SVB”) maturing on September 30, 2014. On October 29, 2012, the Agreement was amended to revise the minimum two quarter rolling EBITDA financial covenant and the calculation of the Availability Amount (as defined in the Agreement) such that all permitted borrowings under the Agreement are subject to the borrowing base formula in the Agreement. In addition, the amendment modified the frequency of liquidity testing from quarterly to monthly. The secured revolving credit facility is available for cash borrowings and subject to a borrowing formula based upon eligible accounts receivable. Eligible accounts receivable (as defined in the Agreement) include 80% of US and 65% of foreign accounts receivable for our U.S. companies, limited to concentration by certain customers, not greater than 60 days past due and no greater than 120 days from original invoice date. Borrowings under the Agreement bear interest at the prime rate, which was 3.25% as of December 31, 2012, or LIBOR, which was 0.21% as of December 31, 2012, plus 1.25%, with either interest rate determined by our election. We are required to make interest payments monthly. We are further required to pay a commitment fee equal to $35,000 on the closing date of the Agreement and annually thereafter and to pay quarterly in arrears an unused facility fee in an amount equal to 0.375% per year of the unused amount of the facility.

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

As of December 31, 2012, we had no outstanding balances or letters of credit issued on our behalf under the Agreement. At December 31, 2012, based on the amended agreement, we had $25.1 million of available capacity under the Agreement. We expect to draw upon the line of credit in 2013 as needed to fund our U.S. operations after the repayment of our 2013 notes due February 15, 2013. As of December 31, 2012, we were in compliance with all covenants.

2013 Convertible Senior Notes

During February 2008, we offered and sold in a public offering pursuant to a shelf registration statement $55.0 million aggregate principal amount of 2.75% convertible senior notes due February 2013 (the “2013 convertible senior notes”).

During the fourth quarter of 2011, we repurchased $5.0 million aggregate principal amount of the 2013 convertible senior notes, with associated unamortized issuance costs of $81,000. We repurchased the notes in the open market for $4.9 million and recorded a net gain of $44,000.

During 2012, we exchanged, in a private offering, $18.0 million aggregate principal amount of the 2013 convertible senior notes, for $18.0 million aggregate principal amount of 4.50% convertible senior notes due February 2015 (the “2015 convertible senior notes”). We accounted for the exchange in accordance with the relevant accounting guidance for debt exchanges and modifications. Refer below for further details of the 2015 convertible senior notes.

During 2012, we repurchased $10.1 million aggregate principal amount of the 2013 convertible senior notes with associated unamortized issuance costs of $58,000. We repurchased the notes in the open market for $10.1 million and recorded a net gain of $17,000. These repurchases reduced the outstanding 2013 senior convertible notes at December 31, 2012 to $16.9 million.

As of December 31, 2012 and 2011, we had outstanding 2013 convertible senior notes with a face value of $16.9 million and $45.0 million of which $16.9 million and $0 were classified as current liabilities on the Consolidated Balance Sheets. As of December 31, 2012 and 2011, the fair value of our 2013 convertible senior notes was $16.6 million and $41.8 million.

On February 15, 2013, the maturity date of the 2013 convertible senior notes, we repaid the entire outstanding balance of the 2013 convertible senior notes in accordance with the terms thereof.

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

As of December 31, 2012 we had outstanding 2015 convertible senior notes with a face value of $18.0 million. As of December 31, 2012, the fair value of our 2015 convertible senior notes was $17.7 million, which is based on quoted prices of our publicly traded debt on such balance sheet date.

Derivatives

We enter into forward foreign currency exchange contracts for the Indian Rupee to reduce the impact of foreign currency exchange risks where natural hedging strategies could not be effectively employed.

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

All derivatives, including foreign currency exchange contracts are recognized on the balance sheet at fair value. Unrealized gain positions are recorded as other current assets and unrealized loss positions are recorded as other current liabilities. Changes in the fair values of the outstanding derivatives that are highly effective are recorded in other comprehensive income (loss) until net income (loss) is affected by the variability of the cash flows of the hedged transaction. Typically, hedge ineffectiveness could result when the amount of our hedge contracts exceed our forecasted or actual transactions for which the hedge contracts were designed to hedge. Once a hedge contract matures the associated gain (loss) on the contract will remain in other comprehensive income until the underlying hedged transaction affects net income (loss), at which time the gain (loss) will be recorded to the expense line item being hedged, which is primarily Cost of Sales and R&D. One of the criteria for this accounting treatment is that the forward foreign currency exchange contract amount should not be in excess of specifically identified anticipated transactions. By their nature, estimates of anticipated transactions may fluctuate over time and may ultimately vary from actual transactions. If anticipated transaction estimates or actual transaction amounts decrease below hedged levels, or when the timing of transactions change significantly, we would reclassify a portion of the cumulative changes in fair values of the related hedge contracts from other comprehensive income (loss) to other income (expense) during the quarter in which the changes occur.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2012 and the effect of such on our liquidity and cash flows in future periods (in thousands):

	Total	2013	2014-2015	2016-2017	2018 & Thereafter
Operating leases	$11,932	$3,007	$5,318	$2,341	$1,266
Capital leases	79	54	25	—	—
Purchase obligations (A)	15,605	15,605	—	—	—
Contingent consideration (B)	2,541	836	1,705	—	—
2013 convertible senior notes (C)	16,919	16,919	—	—	—
2015 convertible senior notes	18,000	—	18,000	—	—
Interest on convertible senior notes	2,258	1,043	1,215	—	—
Total	$67,334	$37,464	$26,263	$2,341	$1,266

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

(B)
Contingent consideration reflects the earn-out payments we agreed to pay in connection with the acquisition of Continuous Computing. The amounts are based on forecasted revenues at December 31, 2012 and will change based on the actual revenues at each payout date. See Note 4 - Acquisitions of the Notes to the Consolidated Financial Statements for additional information regarding the contingent consideration.

(C)	The 2013 convertible senior notes were repaid in full on February 15, 2013.

In addition to the above, we have approximately $2.9 million associated with unrecognized tax benefits. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but do not believe that the ultimate settlement of our obligations will materially affect our liquidity.

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

Liquidity Outlook

At December 31, 2012, our cash and cash equivalents amounted to $33.2 million. We believe our current cash and cash equivalents, cash expected to be generated from operations and our line of credit facility will satisfy our short and long-term expected working capital needs, capital expenditures, acquisitions, stock repurchases, and other liquidity requirements associated with our existing business operations. As a result of our repayment of our 2013 convertible senior notes on February 15, 2013, we expect to utilize our line of credit to supplement our cash balances in order to address inter-quarter timing of cash collections and payments. We believe our current working capital, plus availability under the line of credit, provides sufficient liquidity to operate the business at normal levels throughout 2013.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based upon the Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and judgments that may affect the reported amounts of assets, liabilities, and revenues and expenses. On an on-going basis, management evaluates its estimates. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

Multiple Element Arrangements

A significant portion of our revenue relates to product sales for which revenue is recognized upon shipment, with limited judgment required related to product returns. Most product sales are shipped FOB shipping point. The software elements included in certain components of ATCA systems and MRF products are considered to be functioning together with the non-software elements to provide the tangible product's essential functionality and these arrangements generally include multiple elements such as hardware, technical support services as well as software upgrades or enhancements on a when and if available basis. Arrangements that include multiple elements require significant management judgment to evaluate the effective terms of agreements, our performance commitments and determination of fair value of the various deliverables under the arrangement.

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

Revenues on a product and services basis are as follows (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Hardware	$235,870	$300,505	$257,533
Software licenses and royalties	23,162	13,952	16,614
Technical support services	14,295	6,635	4,980
Professional and other services	12,769	9,773	5,184
Total revenues	$286,096	$330,865	$284,311

Hardware

Revenue from hardware products is recognized in accordance with ASC 605 Revenue Recognition. Under our standard terms and conditions of sale, we transfer title and risk of loss to the customer at the time product is shipped to the customer and revenue is recognized accordingly, unless customer acceptance is uncertain or significant obligations remain. We reduce revenue for estimated customer returns for rotation rights as well as for price protection rights according to agreements with our distributors. The amount of revenues derived from these distributors as a percentage of total revenues was 16.0%, 24.3% and 18.1% for the years ended December 31, 2012, 2011 and 2010, respectively. We accrue the estimated cost of product warranties based on historical experience at the time we recognize revenue.

The software elements included in certain components of ATCA systems and MRF products are considered to be functioning together with the non-software elements to provide the tangible product's essential functionality and our ATCA arrangements generally include multiple elements such as hardware, technical support services as well as specified software upgrades or enhancements.

Software licenses and royalties

Revenue from software licenses and royalties is recognized in accordance with ASC 985 Software. Revenue from customers for prepaid, non-refundable software royalties is recorded when the revenue recognition criteria have been met. Revenue for non-prepaid royalties is recognized at the time the underlying product is shipped by the customer paying the royalty. We recognize software license revenue at the time of shipment or upon delivery of the software master provided that the revenue recognition criteria have been met and VSOE exists to allocate the total fee to all undelivered elements of the arrangement. We defer revenue on arrangements including specified software upgrades until the specified upgrade has been delivered.

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

Professional and other services

Professional services revenue is recognized upon completion of certain contractual milestones and customer acceptance of the services rendered. Other services revenues include hardware repair services and custom software implementation projects. Hardware repair services revenues are recognized when the services are complete. Software implementation revenues are recognized upon completion of certain contractual milestones and customer acceptance of the services rendered or as services are performed under the percentage-of-completion method when we are reasonably able to estimate the total effort required to complete the contract.

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

•
Distributor sales—Certain sales are made to distributors under agreements providing price protection and right of return on unsold merchandise. Revenue and costs relating to such distributor sales are deferred until the product is sold by the distributor or return privileges and price protection rights terminate, at which time related estimated distributor resale revenue, estimated effects of distributor price adjustments, and estimated costs are reflected in the Consolidated Statements of Operations. As of December 31, 2012 we no longer have material deferred revenues associated with distributor sales as a result of revising the terms of our agreements during 2012.

Allowance for Doubtful Accounts

We have a relatively small set of multinational customers that typically make up the majority of our accounts receivable balance. Our allowance for doubtful accounts is determined using a combination of factors to ensure that our trade receivables balances are not overstated. We record reserves for individual accounts when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, our estimates of the recoverability of receivables would be further adjusted. At December 31, 2012, 24.7% of our accounts receivable was due from our largest customer. If one of our large customers or a number of our smaller customers files for bankruptcy or otherwise is unable to pay the amounts due to us, the current allowance for doubtful accounts may not be adequate. During the years ended December 31, 2012 and 2011, there were no significant account balances reserved.

We maintain a non-specific bad debt reserve for all customers. This non-specific bad debt reserve is calculated based on our historical pattern of bad debt write offs as a percentage of annual revenues, which percentage is then applied to the current rolling four-quarter's revenue.

Inventory Valuation

We record an inventory valuation allowance for estimated obsolete or unmarketable inventories as the difference between the cost of inventories and the estimated net realizable value based upon assumptions about future demand and market conditions. Our inventory valuation allowances establish a new cost basis for inventory. Factors influencing the provision include: changes in demand; rapid technological changes; product life cycle and development plans; component cost trends; product pricing; regulatory requirements affecting components; and physical deterioration. If actual market conditions are less favorable than those projected by management, additional provisions for inventory reserves may be required. Our estimate for the allowance is based on the assumption that our customers comply with their current contractual obligations. We provide long-life support to our customers and therefore we have material levels of customer specific inventory. If our customers experience a financial hardship or if we experience unplanned cancellations of customer contracts, the current provision for the inventory reserves may be inadequate. Additionally, we may incur additional expenses associated with any non-cancelable purchase obligations to our suppliers if they provide customer-specific components.

Goodwill and Long-Lived Assets

Our long-lived assets include definite-lived intangible assets and property and equipment. The net balance of our definite-lived intangible assets and property and equipment at December 31, 2012 amounted to $70.3 million and $17.7 million.

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

Considerable management judgment is required in determining if and when a condition would trigger an impairment assessment of our long-lived assets and once such a determination has been made, considerable management judgment is required to determine the expected future cash flows and the fair market value of the long-lived asset. If the trading price or the average trading price of our common stock is below the book value per share for a sustained period or if and when a condition has triggered an impairment analysis of our long-lived assets, we may incur substantial impairment losses due to the write-down or the write-off of our long-lived assets.

Goodwill represents the excess of cost over the assigned value of the net assets in connection with all acquisitions. Goodwill is reviewed for impairment during the fourth quarter as well as when certain triggering events suggest impairment has occurred. As of December 31, 2012 and 2011, the Company's balance of goodwill was $0 and $29.7 million.

Accrued Restructuring

Because we have a history of paying severance benefits, expenses associated with exit or disposal activities are recognized when probable and estimable.

We have engaged, and may continue to engage, in restructuring actions, which require us to make significant estimates in several areas including: realizable values of assets made redundant or obsolete; expenses for severance and other employee separation costs; the ability and timing to generate sublease income, as well as our ability to terminate lease obligations at the amounts we have estimated; and other exit costs. Should the actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted. For a description of our restructuring actions, refer to our discussion of restructuring and acquisition-related charges, net in the Results of Operations section.

Accrued Warranty

We provide for the estimated cost of product warranties at the time revenue is recognized. Our standard product warranty terms generally include repairs or replacement of a product at no additional charge for a specified period of time, which is generally 12 or 24 months after shipment. The workmanship of our products produced by our contract manufacturer is covered under warranties provided by the contract manufacturer for 12 months. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our estimated warranty obligation is based upon ongoing product failure rates, internal repair costs, contract manufacturing repair charges for repairs not covered by the contract manufacturer’s warranty, average cost per call and current period product shipments. If actual product failure rates, repair rates, service delivery costs, or post-sales support costs differ from our estimates, revisions to the estimated warranty liability would be required. Additionally, we accrue warranty costs for specific customer product repairs that are in excess of our warranty obligation calculation described above. Accrued warranty reserves are included in short-term and long-term other accrued liabilities in the accompanying Consolidated Balance Sheets.

Income Taxes

Income tax accounting requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. We record a valuation allowance to reduce deferred tax assets if it is “more likely than not” that all or a portion of the asset will not be realized due to inability to generate sufficient taxable income in the relevant period to utilize the deferred tax asset. Our net deferred tax assets amounted to $16.5 million as of December 31, 2012. We have considered future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would increase the valuation allowance and make a corresponding charge to earnings in the period in which we make such determination. Likewise, if we later determine that we are more likely than not to realize the net deferred tax assets, we would reverse the applicable portion of the previously provided valuation allowance. All future reversals of the valuation allowance would result in a benefit in the period recognized.

We evaluate liabilities for estimated tax exposures in all of our operational jurisdictions. The calculation of our tax liabilities includes addressing uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions in the U.S. and other tax jurisdictions based on recognition and measurement criteria that allow financial statement benefits to be recognized only for tax positions that are more-likely-than-not to be sustained upon tax audit, administrative appeals or final court determination. The liabilities are reviewed for their adequacy and appropriateness. Changes to our assumptions could cause a revision of past estimates. Such a change in measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

Stock-based Compensation

We measure stock-based compensation at the grant date, based on the fair value of the award, and recognize expense on a straight-line basis over the employee's requisite service period. For LTIP and Overlay (certain performance-based restricted stock unit awards under the overlay plan of the 2007 Stock Plan, the "Overlay") awards the requisite service period is equal to the period of time over which performance objectives underlying the award are expected to be achieved. The number of LTIP and Overlay shares that vest depends on the achievement of certain performance criteria over the measurement period. Quarterly, we reevaluate the period during which the performance objective will be met and the number of LTIP and Overlay shares expected to vest. The amount of expense recorded each period for LTIP and Overlay awards is based on our estimate of the number of awards that will ultimately vest.

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

The input factors used in the valuation model are based on subjective future expectations combined with management judgment. If there is a difference between the assumptions used in determining stock-based compensation cost and the actual factors which become known over time, we may change the input factors used in determining stock-based compensation costs. These changes may materially impact the results of operations in the event such changes are made. In addition, if we were to modify any awards, additional charges would be taken. If our actual forfeiture rate is materially different from our estimate the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 18-Employee Benefit Plans of the Notes to the Consolidated Financial Statements for a further discussion on stock-based compensation.

Contingent Consideration

Contingent consideration is recorded at the acquisition date based upon the estimated fair value of the contingent payment for all acquisitions. The fair value of the contingent consideration is remeasured each reporting period with any adjustments in fair value included in our Consolidated Statements of Operations.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, “Intangibles - Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment,” which permits an entity to make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. Entities are required to test indefinite-lived intangible assets for impairment at least annually and more frequently if indicators of impairment exist. If an entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it is not required to perform the quantitative impairment test for that asset. Because the qualitative assessment is optional, an entity is permitted to bypass it for any indefinite-lived intangible asset in any period and apply the quantitative test. ASU 2012-02 also permits the entity to resume performing the qualitative assessment in any subsequent period. ASU 2012-02 is effective for impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. We do not expect the adoption of ASU 2012-02 to have any impact on our financial position, results of operations or cash flows.

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

Based on our policy, we have established a foreign currency exposure management program which uses derivative foreign exchange contracts to address nonfunctional currency exposures. In order to reduce the potentially adverse effects of foreign currency exchange rate fluctuations, we have entered into forward exchange contracts. These hedging transactions limit our exposure to changes in the U.S. Dollar to the Indian Rupee exchange rates, and as of December 31, 2012 the total notional or contractual value of the contracts we held was $14.0 million. These contracts will mature over the next two years.

Holding other variables constant, a 10% adverse fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Indian Rupee would require an adjustment of $1.4 million and increase our Indian Rupee hedge liability as of December 31, 2012, to $1.7 million. A 10% favorable fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Indian Rupee would result in an adjustment of $1.4 million, reversing our Indian Rupee hedge liability and creating a hedge asset as December 31, 2012, in the amount of $1.1 million. We do not expect a 10% fluctuation to have any impact on our operating results as the underlying hedged transactions will move in an equal and opposite direction. If there is an unfavorable movement in the Indian Rupee relative to our hedged positions this would be offset by reduced expenses, after conversion to the U.S. Dollar, associated with obligations paid for in the Indian Rupee.

Convertible Notes. The fair value of the 2013 and 2015 convertible senior notes is sensitive to interest rate changes as well as changes in our stock price. Interest rate changes would result in an increase or decrease in the fair value of the convertible senior notes due to differences between market interest rates and rates in effect at the inception of the obligation. Fluctuations in our stock price would result in an increase or decrease in the fair value of the convertible senior notes due to the value of the notes derived from the conversion feature. Unless we elect to repurchase our convertible senior notes in the open market, changes in the fair value of the convertible senior notes have no impact on our cash flows or Consolidated Financial Statements. The estimated combined fair value of the 2013 and 2015 convertible senior notes was $34.3 million at December 31, 2012.

Item 8. Financial Statements and Supplementary Data

Quarterly Financial Data (unaudited)

	For the Year Ended December 31, 2012				For the Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter (A) (B)	Fourth Quarter (A)
	(In thousands, except per share data)
Revenues	$75,487	$77,584	$63,725	$69,300	$73,627	$79,856	$97,876	$79,506
Gross margin	23,040	26,651	17,648	20,700	20,229	23,760	27,983	24,793
Income (loss) from operations (C)	(4,254)	2,422	(34,324)	(3,590)	(45)	612	(5,493)	(6,477)
Net income (loss) (C)	(4,815)	1,307	(35,111)	(4,855)	(529)	190	5,461	(6,651)
Net income (loss) per share:
Basic	$(0.18)	$0.05	$(1.28)	$(0.18)	$(0.02)	$0.01	$0.21	$(0.25)
Diluted	$(0.18)	$0.05	$(1.28)	$(0.18)	$(0.02)	$0.01	$0.19	$(0.25)
________________________________

(A)
Effective July 8, 2011, the Company acquired Continuous Computing Corporation ("Continuous Computing"). Under purchase-method accounting, Continuous Computing's operating results are only included for periods subsequent to the acquisition.

(B)
As adjusted to reflect the impact of additional tax-related adjustments to the Company's purchase accounting for Continuous Computing in accordance with ASC 805-10 "Business Combinations." See Note 4 — Acquisitions for additional information.

(C)	The comparability of our income (loss) from operations and net income (loss) per share was affected by the following unusual income or expense items:

•
The balance of goodwill was determined to be impaired during the third quarter of 2012, resulting in an impairment charge of $29.7 million. In addition, the Company recorded a $5.9 million gain associated with a decrease in fair value of the contingent consideration related to our acquisition of Continuous Computing.

•
Charges of $2.5 million in the second quarter of 2011, $5.8 million in the third quarter of 2011 and $1.7 million in the fourth quarter of 2011 for restructuring and acquisition-related charges primarily related to the acquisition of Continuous Computing.

•	Gain of $2.1 million for the liquidation of a foreign subsidiary in the third quarter of 2011.

•	Recognition of an $10.4 million income tax benefit related to the partial valuation allowance release in the third quarter of 2011 as the result of the acquisition of Continuous Computing.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we conclude that, as of December 31, 2012 the Company’s internal control over financial reporting is effective based on those criteria to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of internal control over financial reporting as of December 31, 2012, has been audited by KPMG, LLP, the independent registered public accounting firm who also audited the Company’s Consolidated Financial Statements included in this Item 8, as stated in the report which appears on page 47 hereof.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Radisys Corporation:
We have audited the accompanying consolidated balance sheets of Radisys Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012. We also have audited Radisys Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Radisys Corporation's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Radisys Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Radisys Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Portland, Oregon
March 7, 2013

RADISYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Years Ended Ended December 31,
	2012	2011 (A)	2010
Revenues	$286,096	$330,865	$284,311
Cost of sales:
Cost of sales	188,513	225,752	190,915
Amortization of purchased technology	9,544	8,348	6,182
Total cost of sales	198,057	234,100	197,097
Gross margin	88,039	96,765	87,214
Research and development	47,739	44,625	38,678
Selling, general and administrative	45,200	52,722	45,532
Intangible assets amortization	5,215	2,922	730
Impairment of goodwill	29,748	—	—
Restructuring and acquisition-related charges, net	(117)	9,980	1,575
Gain on the liquidation of a foreign subsidiary	—	(2,081)	—
Income (loss) from operations	(39,746)	(11,403)	699
Interest expense	(1,722)	(1,870)	(2,035)
Interest income	39	99	636
Other income (expense), net	545	513	(154)
Loss before income tax expense (benefit)	(40,884)	(12,661)	(854)
Income tax expense (benefit)	2,590	(11,132)	(485)
Net loss	$(43,474)	$(1,529)	$(369)
Net loss per share:
Basic	$(1.60)	$(0.06)	$(0.02)
Diluted	$(1.60)	$(0.06)	$(0.02)
Weighted average shares outstanding:
Basic	27,174	25,413	24,144
Diluted	27,174	25,413	24,144

(A)
As adjusted to reflect the impact of additional tax-related adjustments to the Company's purchase accounting for Continuous Computing in accordance with ASC 805-10 "Business Combinations." See Note 4 — Acquisitions for additional information.

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	For the Years Ended Ended December 31,
	2012	2011 (A)	2010
Net loss	$(43,474)	$(1,529)	$(369)
Other comprehensive loss:
Translation adjustments	(325)	(164)	125
Gain on liquidation of foreign subsidiary	—	(2,081)	—
Net adjustment for fair value of hedge derivatives (B)	9	(1,167)	(354)
Other comprehensive loss	(316)	(3,412)	(229)
Comprehensive loss	$(43,790)	$(4,941)	$(598)

(A)
As adjusted to reflect the impact of additional tax-related adjustments to the Company's purchase accounting for Continuous Computing in accordance with ASC 805-10 "Business Combinations." See Note 4 — Acquisitions for additional information.

(B)	Amounts presented are net of tax effects. For the years ended December 31, 2012, 2011, and 2010 the tax effects for hedging were $0, $8, and $142.

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2012	December 31, 2011 (A)
ASSETS
Current assets:
Cash and cash equivalents	$33,182	$47,770
Accounts receivable, net	51,289	49,212
Other receivables	2,986	4,036
Inventories, net	20,071	27,011
Inventory deposit, net	8,836	8,443
Other current assets	4,248	5,080
Deferred tax assets, net	5,376	5,507
Total current assets	125,988	147,059
Property and equipment, net	17,713	15,366
Goodwill	—	29,748
Intangible assets, net	70,284	85,043
Long-term deferred tax assets, net	11,161	12,266
Other assets	7,248	7,791
Total assets	$232,394	$297,273

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,191	$37,874
Accrued wages and bonuses	7,168	10,808
Deferred income	9,222	11,602
Convertible senior notes	16,919	—
Other accrued liabilities	9,601	15,567
Total current liabilities	84,101	75,851
Long-term liabilities:
Convertible senior notes	18,000	45,000
Other long-term liabilities	4,851	9,689
Total long-term liabilities	22,851	54,689
Total liabilities	106,952	130,540
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock — $0.01 par value, 5,664 shares authorized; none issued or outstanding at December 31, 2012 and December 31, 2011	—	—
Common stock — no par value, 100,000 shares authorized; 28,471 and 27,949 shares issued and outstanding at December 31, 2012 and December 31, 2011	303,724	301,225
Accumulated deficit	(179,686)	(136,212)
Accumulated other comprehensive income:
Cumulative translation adjustments	2,169	2,494
Unrealized loss on hedge instruments	(765)	(774)
Total accumulated other comprehensive income	1,404	1,720
Total shareholders’ equity	125,442	166,733
Total liabilities and shareholders’ equity	$232,394	$297,273

(A)
As adjusted to reflect the impact of additional tax-related adjustments to the Company's purchase accounting for Continuous Computing in accordance with ASC 805-10 "Business Combinations." See Note 4 — Acquisitions for additional information.

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balances, December 31, 2009	23,876	$258,670	$(134,314)	$5,361	$129,717
Shares issued pursuant to benefit plans	380	2,586	—	—	2,586
Stock based compensation associated with employee benefit plans	—	6,158	—	—	6,158
Vesting of restricted stock units	144	—	—	—	—
Restricted share forfeitures for tax settlements	(49)	(469)	—	—	(469)
Net adjustment for fair value of hedge derivatives, net of taxes of $142	—	—	—	(354)	(354)
Translation adjustments	—	—	—	125	125
Net loss for the period	—	—	(369)	—	(369)
Balances, December 31, 2010	24,351	$266,945	$(134,683)	$5,132	$137,394
Shares issued pursuant to benefit plans	335	1,960	—	—	1,960
Stock based compensation associated with employee benefit plans	—	5,717	—	—	5,717
Vesting of restricted stock units	161	—	—	—	—
Restricted share forfeitures for tax settlements	(45)	(295)	—	—	(295)
Repurchases of common stock	(518)	(3,920)	—	—	(3,920)
Shares issued for acquisition	3,665	30,818	—	—	30,818
Net adjustment for fair value of hedge derivatives, net of taxes of $8	—	—	—	(1,167)	(1,167)
Gain on liquidation of foreign subsidiary	—	—	—	(2,081)	(2,081)
Translation adjustments	—	—	—	(164)	(164)
Net loss for the period (A)	—	—	(1,529)	—	(1,529)
Balances, December 31, 2011	27,949	$301,225	$(136,212)	$1,720	$166,733
Shares issued pursuant to benefit plans	384	1,272	—	—	1,272
Stock based compensation associated with employee benefit plans	—	1,391	—	—	1,391
Vesting of restricted stock units	176	—	—	—	—
Restricted share forfeitures for tax settlements	(38)	(164)	—	—	(164)
Net adjustment for fair value of hedge derivatives, net of taxes of $0	—	—	—	9	9
Translation adjustments	—	—	—	(325)	(325)
Net loss for the period	—	—	(43,474)	—	(43,474)
Balances, December 31, 2012	28,471	$303,724	$(179,686)	$1,404	$125,442

(A)
As adjusted to reflect the impact of additional tax-related adjustments to the Company's purchase accounting for Continuous Computing in accordance with ASC 805-10 "Business Combinations." See Note 4 — Acquisitions for additional information.

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2012	2011 (A)	2010
Cash flows from operating activities:
Net loss	$(43,474)	$(1,529)	$(369)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,079	16,864	11,922
Impairment of goodwill	29,748	—	—
Inventory valuation allowance	1,928	2,668	1,368
Deferred income taxes	1,531	(842)	—
Deferred tax valuation allowance (reversal)	—	(10,350)	403
Tax liability adjustments	—	—	(1,029)
Non-cash interest expense	396	420	448
Gain on the liquidation of a foreign subsidiary	—	(2,081)	—
Loss (gain) on disposal of property and equipment	302	143	(462)
Loss on ARS settlement right	—	—	7,833
Gain on ARS	—	—	(7,854)
Stock-based compensation expense	1,391	5,717	6,158
Other	512	1,687	641
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,082)	7,146	2,102
Other receivables	1,005	(1,202)	2,043
Inventories	4,168	(9,221)	(1,030)
Inventory deposit	352	(2,249)	(4,068)
Other current assets	744	451	(934)
Accounts payable	3,718	2,629	82
Accrued wages and bonuses	(3,608)	1,317	(536)
Accrued restructuring	(3,014)	2,148	(971)
Deferred income	(2,733)	4,269	998
Other accrued liabilities	(7,352)	(3,177)	(656)
Net cash provided by operating activities	5,611	14,808	16,089
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(79,298)	(3,385)
Proceeds from sale of auction rate securities	—	—	62,175
Capital expenditures	(11,092)	(8,171)	(4,061)
Purchase of long-term assets	(368)	(500)	(3,758)
Other	300	—	477
Net cash provided by (used in) investing activities	(11,160)	(87,969)	51,448
Cash flows from financing activities:
Borrowings on line of credit	—	—	13,738
Payments on line of credit	—	—	(55,025)
Repurchase of convertible notes	(10,081)	(4,875)	—
Repurchases of common stock	—	(3,920)	—
Proceeds from issuance of common stock	1,272	1,646	2,586
Other financing activities	(213)	(923)	(469)
Net cash used in financing activities	(9,022)	(8,072)	(39,170)
Effect of exchange rate changes on cash	(17)	(75)	39
Net increase (decrease) in cash and cash equivalents	(14,588)	(81,308)	28,406
Cash and cash equivalents, beginning of period	47,770	129,078	100,672
Cash and cash equivalents, end of period	$33,182	$47,770	$129,078
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,347	$1,424	$1,375
Income taxes	$1,202	$806	$592
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for acquisitions	$—	$30,818	$—
Common stock issued pursuant to benefit plans	$—	$314	$—

(A)
As adjusted to reflect the impact of additional tax-related adjustments to the Company's purchase accounting for Continuous Computing in accordance with ASC 805-10 "Business Combinations." See Note 4 — Acquisitions for additional information.

The accompanying notes are an integral part of these financial statements.

Note 1 — Nature of Operations

Radisys is a leader in enabling wireless infrastructure solutions for the telecom, aerospace, and defense markets. The Company's market-leading ATCA, MRF, COM Express, Network Appliance and world-renowned Trillium software coupled with an expert professional services organization enable the Company's customers to bring high-value products and services to telecom market faster and with lower investment and risk. These products are targeted throughout the telecommunication network from Radio Access Network ("RAN") to the Evolved Packet Core ("EPC") to the IP Mulitmedia Subsystem ("IMS"). Trillium software is the foundation for a complete turn-key application for small cells in both the 3G and LTE RAN. ATCA and Network Appliance products are the platforms necessary to control and move data in the network core, as well as applications such as Deep Packet Inspection ("DPI") and policy management. The Company's MRF, an application built on ATCA platforms, provides audio conferencing, VoLTE, and video conferencing functions into the network IMS. Additionally, when these products are combined with the Company's professional service organization of network experts they can enable customers to bring to market solutions such as security, femto, and LTE gateways, edge routers and load balancers that are critical elements within the networks at a cost and time to market advantage when compared to internally developed solutions.

Note 2 — Significant Accounting Policies

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

Revenue Recognition

Multiple Element Arrangements

A significant portion of the Company's revenue relates to product sales for which revenue is recognized upon shipment, with limited judgment required related to product returns. Most product sales are shipped FOB shipping point. The software elements included in certain components of ATCA systems and MRF products are considered to be functioning together with the non-software elements to provide the tangible product's essential functionality and these arrangements generally include multiple elements such as hardware, technical support services as well as software upgrades or enhancements on a when and if available basis. Arrangements that include multiple elements require significant management judgment to evaluate the effective terms of agreements, the Company's performance commitments and determination of fair value of the various deliverables under the arrangement.

For hardware sales which may include software, ASU 2009−13 provides a fair value hierarchy in order to determine the appropriate relative fair value for each element of an arrangement. When available, the Company uses vendor specific objective evidence (“VSOE”) to determine the estimated fair value of each element of the arrangement. In the absence of VSOE or third−party evidence ("TPE") for a delivered element, the Company then uses an estimated selling price in order to determine fair value. Estimated selling prices represent the Company's best estimate of the price at which it would transact if the deliverables were sold on a standalone basis. For technical support services, the Company generally determines its selling price based on VSOE as supported by substantive renewal rates in the related service agreements. In certain instances where VSOE cannot be established, the Company then relies upon its estimated selling price for such deliverables as TPE is generally not available due to the unique company-specific terms surrounding such service agreements. In establishing an appropriate estimated selling price for these technical support agreements, the Company considered entity specific factors such as its historical and projected costs, historical and projected revenues, and profit objectives. The Company also considered market specific factors when establishing reasonable profit objectives.

Hardware

Revenue from hardware products is recognized in accordance with Accounting Standard Codification ("ASC") 605 Revenue Recognition. Under the Company’s standard terms and conditions of sale, the Company transfers title and risk of loss to the customer at the time product is shipped to the customer and revenue is recognized accordingly, unless customer acceptance is uncertain or significant obligations remain. The amount of revenues derived from distributors as a percentage of revenues was 16.0%, 24.3% and 18.1% for the years ended December 31, 2012, 2011 and 2010. Revenues associated with distributors are generally recognized upon shipment as the Company has established a sell-to model with distributors. The Company accrues the estimated cost of product warranties, based on historical experience at the time the Company recognizes revenue.

The software elements included in certain components of ATCA systems and MRF products are considered to be functioning together with the non-software elements to provide the tangible product's essential functionality and the Company’s ATCA arrangements generally include multiple elements such as hardware, technical support services as well as specified software upgrades or enhancements. As such, the revenue associated with these products is recognized in accordance with applicable GAAP for revenue recognition.

Software licenses and royalties

Revenue from software licenses and royalties is recognized in accordance with ASC 985 Software. Revenue from customers for prepaid, non-refundable software royalties is recorded when the revenue recognition criteria have been met. Revenue for non-prepaid royalties is recognized at the time the underlying product is shipped by the customer paying the royalty. The Company recognizes software license revenue at the time of shipment or upon delivery of the software master provided that the revenue recognition criteria have been met and VSOE exists to allocate the total fee to all undelivered elements of the arrangement. The Company defers revenue on arrangements, including specified software upgrades, until the specified upgrade has been delivered.

Technical support services

Technical support services are recognized as earned on the straight-line basis over the terms of the contract. The fair value of the Company’s post-contract support has been determined by renewal rates within the Company’s support agreements, the actual amounts charged to customers for renewal of their support services or based on an estimated selling price.

Professional and other services

Professional services revenue is recognized upon completion of certain contractual milestones and customer acceptance of the services rendered. Other services revenues include hardware repair services and custom software implementation projects. Hardware repair services revenues are recognized when the services are complete. Software implementation revenues are recognized upon completion of certain contractual milestones and customer acceptance of the services rendered or as services are performed under the percentage-of-completion method when the Company is reasonably able to estimate the total effort required to complete the contract.

Deferred income

Deferred income represents amounts received or billed for the following types of transactions:

•
Undelivered elements of an arrangement—Certain software sales include specified upgrades and enhancements to an existing product. Revenue for such products is deferred until the future obligation is fulfilled.

•
Technical support services—The Company has a number of technical support agreements with customers for hardware and software maintenance. Generally, these services are billed in advance and recognized over the term of the agreement.

•
Distributor sales—Certain sales are made to distributors under agreements providing price protection and right of return on unsold merchandise. Revenue and costs relating to such distributor sales are deferred until the product is sold by the distributor or return privileges and price protection rights terminate, at which time related estimated distributor resale revenue, estimated effects of distributor price adjustments, and estimated costs are reflected in the Consolidated Statements of Operations. As of December 31, 2012 the Company no longer has material deferred revenues associated with distributor sales as a result of revising the terms of the related agreements during 2012.

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

Shipping Costs

The Company’s shipping and handling costs for product sales are included under cost of sales for all periods presented. For the years ended December 31, 2012, 2011 and 2010 shipping and handling costs represented approximately 1% of cost of sales.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs consist primarily of media, display, web, and print advertising, along with trade show costs and product demos and brochures. For the years ended December 31, 2012, 2011 and 2010 advertising costs were $2.1 million, $2.2 million and $2.1 million.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.

Accounts Receivable

Trade accounts receivable are stated net of an allowance for doubtful accounts. An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of customers to make required payments. Management reviews the allowance for doubtful accounts quarterly for reasonableness and adequacy. If the financial condition of the Company’s customers were to deteriorate resulting in an impairment of their ability to make payments, additional provisions for uncollectible accounts receivable may be required. In the event the Company determined that a smaller or larger reserve was appropriate, it would record a credit or a charge in the period in which such determination is made. In addition to specific customer reserves, the Company maintains a non-specific bad debt reserve for all customers. This non-specific bad debt reserve is calculated based on the Company's historical pattern of bad debt write offs as a percentage of annual revenues, which percentage is then applied to the current rolling four-quarters revenue. The Company’s customers are concentrated in the technology industry and the collection of its accounts receivable are directly associated with the operational results of the industry.

Inventories

Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or market, net of an inventory valuation allowance. The Company uses a standard cost methodology to determine the cost basis for its inventories. The Company evaluates inventory on a quarterly basis for obsolete or slow-moving items to ascertain if the recorded allowance is reasonable and adequate. Inventory is written down for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. The Company's inventory valuation allowances establish a new cost basis for inventory.

Goodwill and Long-Lived Assets

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

Goodwill represents the excess of cost over the assigned value of the net assets in connection with all acquisitions. Goodwill is reviewed for impairment during the fourth quarter as well as when certain triggering events suggest impairment has occurred. As of December 31, 2012 and 2011, the Company's balance of goodwill was $0 and $29.7 million. See Note 3-Goodwill for additional information regarding the change in Company's balance of goodwill.

Intangible assets with estimable useful lives are amortized on a straight-line basis over their respective estimated life and reviewed for impairment whenever events or circumstances require management to do so. In connection with the impairment of goodwill recorded during the third quarter of 2012, the long-lived assets were analyzed for impairment and it was concluded that there was no impairment.

Property and Equipment

Property and equipment is recorded at historical cost and generally depreciated or amortized on a straight-line basis according to the table below. In certain circumstances where the Company is aware that an asset’s life differs from the general guidelines set forth in its policy, management adjusts its depreciable life accordingly, to ensure expense is being recognized over the appropriate future periods. Ordinary maintenance and repair expenses are expensed when incurred.

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

Accrued Restructuring and Other Charges

Expenses associated with exit or disposal activities are recognized when probable and estimable because the Company has a history of paying severance benefits. For leased facilities that were no longer used, an amount equal to the total future lease obligations from the date of vacating the premises through the expiration of the lease, net of projected future sublease income, is recorded as a component of restructuring charges.

Warranty

The Company provides for the estimated cost of product warranties at the time it recognizes revenue. Products are generally sold with warranty coverage for a period of 12 or 24 months after shipment. On a quarterly basis the Company assesses the reasonableness and adequacy of the warranty liability and adjusts such amounts as necessary. Warranty reserves are included in other accrued liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheets as of December 31, 2012 and 2011.

Research and Development

Research, development and engineering costs are expensed as incurred. R&D expenses consist primarily of salary, bonuses and benefits for product development staff, and cost of design and development supplies and equipment, net of reimbursements for non-recurring engineering services.

Income Taxes

Income tax accounting requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities. Valuation allowances are established to reduce deferred tax assets if it is “more likely than not” that all or portion of the asset will not be realized due to inability to generate sufficient taxable income in the relevant period to utilize the deferred tax asset. Tax law and rate changes are reflected in the period such changes are enacted. The Company recognizes uncertain tax positions after evaluating whether certain tax positions are more likely than not to be sustained by taxing authorities. In addition, the Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.

Fair Value of Financial Assets and Liabilities

The Company measures at fair value certain financial assets and liabilities, including cash equivalents, short-term investments, contingent consideration, and the cash surrender value of life insurance contracts. GAAP specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair-value hierarchy:

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

Stock-Based Compensation

The Company measures stock-based compensation at the grant date, based on the fair value of the award, and recognize expense on a straight-line basis over the employee's requisite service period. For LTIP and Overlay awards the requisite service period is equal to the period of time over which performance objectives underlying the award are expected to be achieved. The number of LTIP and Overlay shares that vest depends on the achievement of certain performance criteria over the measurement period. Quarterly, the Company reevaluates the probability that the performance objectives will be met and the number of LTIP and Overlay shares expected to vest. The amount of expense recorded each period for LTIP and Overlay awards is based on the Company's estimate of the number of awards that will ultimately vest.

Net income (loss) per share

Basic earnings per share amounts are computed based on the weighted-average number of common shares outstanding. Diluted earnings per share incorporates the incremental shares issuable upon the assumed exercise of stock options, incremental shares associated with the assumed vesting of restricted stock and the assumed conversion of the Company’s convertible notes, as if the conversion to common shares had occurred at the beginning of the fiscal year and when such conversion would have a dilutive effect. When the conversion of the Company’s convertible notes are dilutive, earnings have been adjusted for interest expense incurred on the convertible notes.

Derivatives

The Company hedges exposure to changes in exchange rates from the US Dollar to both the Indian Rupee and Canadian Dollar. These derivatives are recognized on the balance sheet at their fair value. Unrealized gain positions are recorded as other current assets and unrealized loss positions are recorded as other accrued liabilities. Changes in the fair values of the outstanding derivatives that are highly effective are recorded in other comprehensive income until net income (loss) is affected by the variability of the cash flows of the hedged transaction. Typically, hedge ineffectiveness could result when the amount of the Company’s hedge contracts exceed the Company’s forecasted or actual transactions for which the hedge contracts were designed to hedge. Once a hedge contract matures the associated gain (loss) on the contract will remain in other comprehensive income until the underlying hedged transaction affects net income (loss), at which time the gain (loss) will be recorded to the expense line item being hedged, which is primarily cost of sales and R&D. The Company only enters into derivative contracts in order to hedge foreign currency exposure. If the Company entered into a contract for speculative reasons or if the Company’s current hedge position becomes ineffective, changes in the fair values of the derivatives would be recognized in earnings in the current period.

Foreign currency translation

Assets and liabilities of international operations, using a functional currency other than the U.S. dollar, are translated into U.S. dollars at exchange rates as of December 31, 2012 and 2011. Income and expense accounts are translated into U.S. dollars at the average daily rates of exchange prevailing during the period. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component in shareholders’ equity. Foreign exchange transaction gains and losses are included in other income (expense), net, in the Consolidated Statements of Operations.

Contingent Consideration

Contingent consideration is recorded at the acquisition date based upon the estimated fair value of the contingent payment for all acquisitions. The fair value of the contingent consideration is remeasured each reporting period with any adjustments in fair value included in the Company’s Consolidated Statements of Operations.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2012-02, “Intangibles - Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment,” which permits an entity to make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. Entities are required to test indefinite-lived intangible assets for impairment at least annually and more frequently if indicators of impairment exist. If an entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it is not required to perform the quantitative impairment test for that asset. Because the qualitative assessment is optional, an entity is permitted to bypass it for any indefinite-lived intangible asset in any period and apply the quantitative test. ASU 2012-02 also permits the entity to resume performing the qualitative assessment in any subsequent period. ASU 2012-02 is effective for impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company does not expect the adoption of ASU 2012-02 to have any impact on the Company's financial position, results of operations or cash flows.

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

The goodwill impairment test involves a two-step process. The first step compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, the second step of the impairment test is to measure the amount of impairment loss. In the second step, the reporting unit's fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment loss.

During the third quarter of 2012, the Company determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment assessment. These indicators included the recent trading value of the Company's common stock, coupled with overall telecommunications market conditions. As a result, the Company compared its book value to its market capitalization, adjusted for factors such as a control premium and concluded step two of the impairment test should be performed.

The Company estimated the fair value of its single reporting unit using a market approach. The market approach estimates fair value in part on market capitalization plus an estimated control premium paid in acquisitions of publicly traded companies with similar characteristics to the Company. Based on the Company's analysis, the implied fair value of goodwill was lower than its carrying value. As a result, the Company recorded a full impairment charge of $29.7 million against the carrying amount of goodwill and as of December 31, 2012 the Company had no goodwill. The impairment charge is included in Impairment of goodwill in the Consolidated Statements of Operations.

Note 4 — Acquisitions

Acquisition of Continuous Computing

On July 8, 2011, the Company acquired 100% of the outstanding shares of Continuous Computing Corporation ("Continuous Computing"), a developer of communications systems consisting of highly integrated ATCA platforms and Trillium protocol software. The Company expects the acquisition to accelerate the Company's strategy to deliver more differentiated platforms and solutions. Continuous Computing also brings expansion into high growth markets with many new customers, creating meaningful customer diversification.

Under the terms of the acquisition agreement, the Company paid approximately $81.5 million in cash and 2,321,016 in shares of the Company's common stock. The aggregate cash amount consisted of $73.0 million plus an $8.5 million working capital adjustment. The Company also deposited an additional 1,344,444 shares of its common stock into an escrow account and subject to any indemnification claims, one-half of the shares held therein were released one year after the closing of the acquisition with the remainder to be released six months thereafter. During 2012, the Company released one-half of the escrow shares as expected. The common stock issued to former shareholders of Continuous Computing had a fair value of $30.8 million, based on the closing price of the Company's common stock on July 8, 2011 of $8.39 per share.

In addition, the Company has agreed to make certain earn-out payments based on the amount of product royalty revenues generated by a specified set of contracts associated with certain of Continuous Computing's products over a period of 36 months after closing. Earn-out payments will be made in cash in three installments following the 18, 24 and 36-month anniversaries of the closing date, and in each case will equal the amount of such royalty revenues during the immediately preceding 18-month, six-month or 12-month period, as applicable, except that, in lieu of making any and all earn-out payments, the Company may elect at any time prior to the fifth business day following the 18-month anniversary of the closing date to make a one-time payment in cash and/or issuance of common stock with a combined aggregate value of $15 million. The estimated fair value of this contingent consideration at December 31, 2012 was $2.5 million of which $0.8 million is included in other accrued liabilities and $1.7 million is included in other long-term liabilities in the Consolidated Balance Sheet. See Note 5 - Fair Value of Financial Instruments for additional information regarding the valuation of the contingent consideration liability.

In connection with the acquisition, the Company assumed Continuous Computing's stock incentive plan as to stock options held by continuing employees of Continuous Computing that were not vested on or prior to June 30, 2011, which were converted into options to acquire approximately 319,000 shares of the Company's common stock. See Note 18 - Employee Benefit Plans for additional information regarding the valuation of the assumed options.

The total acquisition consideration is as follows (in thousands):

Cash paid for initial consideration	$73,009
Working capital adjustment	8,504
Fair value of contingent consideration (earn-out payments)	7,400
Share consideration payable upon closing:
3.7 million Radisys common shares	30,753
Fair value of stock options	65
Total preliminary purchase price	$119,731

Purchase Price Allocation

The purchase price in excess of the fair value of the tangible and identified intangible assets acquired less liabilities assumed is recognized as goodwill. During the year ended December 31, 2012, the Company revised the purchase price allocation for the acquisition of Continuous Computing as a result of final measurement period adjustments. This revision is the result of finalizing the accounting for certain tax matters, which was completed during the three months ended March 31, 2012. These adjustments resulted in an additional release of the Company's valuation allowance provided against its U.S. net deferred tax assets, which resulted in additional deferred tax benefit reported in third-quarter 2011 financial information of approximately $2.7 million. As required by ASC 805-10, the Company's statements of operations and cash flows for the period ending December 31, 2011, as well as the balance sheet at December 31, 2011, have been revised to reflect the impact of these measurement period adjustments. The Company filed a Form 8-K on September 10, 2012 to provide revised consolidated financial statements as of and for the year ended December 31, 2011.

The final allocation of the total purchase price is as follows (in thousands):

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

The goodwill created by the transaction of $29.6 million is not deductible for tax purposes. Key factors that make up the goodwill created by the transaction include expected synergies from the combination of operations and the knowledge and experience of the acquired workforce and infrastructure.

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

Note 5 — Fair Value of Financial Instruments

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

The fair value of this contingent consideration is determined by calculating the net present value of the expected payments using significant inputs that are not observable in the market, including revenue projections and discount rates consistent with the level of risk of achievement; therefore the Company developed its own assumptions for the expected product royalty revenues generated under the arrangement. The fair value of the contingent consideration is affected most significantly by changes in the amount and timing of the revenue projections. If the revenue projections increase or decrease, the fair value of the contingent consideration will adjust accordingly in amounts that will vary based on the timing of the projected revenues and expected payments.

The following table summarizes the fair value measurements as of December 31, 2012 for the Company's financial instruments (in thousands):

	Fair Value Measurements as of December 31, 2012
	Total	Level 1	Level 2	Level 3
Cash surrender value of life insurance contracts	$3,398	$—	$3,398	$—
Foreign currency forward contracts	(297)	—	(297)	—
Contingent consideration liability	(2,541)	—	—	(2,541)
Total	$560	$—	$3,101	$(2,541)

The following table summarizes the fair value measurements as of December 31, 2011, for the Company’s financial instruments (in thousands):

	Fair Value Measurements as of December 31, 2011
	Total	Level 1	Level 2	Level 3
Cash surrender value of life insurance contracts	$3,394	—	$3,394	$—
Foreign currency forward contracts	(647)	—	(647)	—
Contingent consideration liability	(7,594)	—	—	(7,594)
Total	$(4,847)	$—	$2,747	$(7,594)

The following table summarizes level 3 activity for the Company's contingent consideration liability (in thousands):

Fair Value
Contingent Consideration
Balance as of December 31, 2010	$—
Additions	7,400
Increase in liability due to re-measurement (A)	143
Accretion (A)	51
Balance as of December 31, 2011	$7,594
Additions	—
Decrease in liability due to re-measurement (A)	(5,910)
Accretion (A)	857
Balance at December 31, 2012	$2,541
__________________________

(A)
The Company records all gains and losses and interest accretion associated with the contingent consideration liability to restructuring and acquisition-related charges, net in the Consolidated Statements of Operations.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

As discussed in Note 3 - Goodwill, during the third quarter of 2012, the Company performed an interim goodwill impairment assessment which resulted in a full impairment of the Company's goodwill, resulting in an impairment charge of $29.7 million. In the evaluation of goodwill, the Company used a market-based approach to estimate the fair value of its single reporting unit by adding to the Company's recent stock price a control premium that a hypothetical buyer would pay over the market price to acquire a majority share of the Company. The fair value of the single reporting unit was used to calculate an implied fair value of goodwill, which was compared to the carrying amount to measure the amount of impairment loss that should be recorded. The Company believes this is the most reliable indicator of fair value and is consistent with the approach a market place participant would use. This approach is categorized as a level 3 fair value measurement technique. The estimation of fair value utilizing the above approach includes numerous uncertainties which require significant judgment when making assumptions of the control premium, expected growth rates and the selection of discount rates, as well as assumptions regarding general economic and business conditions, among other factors.

Based on the analysis described above, the Company determined the fair value of its single reporting unit to be $130.2 million, using a control premium of 47%. Key assumptions used in measuring the fair value of the Company's projected intangible assets included a discount rate of 18%, revenue growth for the Company's technologies, including expected future attrition rates, and estimated royalty rates ranging 8% to 20% (based on the respective technology) used in the relief-from-royalty method to value the Company's technology assets.

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

Note 6 — Accounts Receivable and Other Receivables

Accounts receivable balances consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Accounts receivable, gross	$52,068	$50,040
Less: allowance for doubtful accounts	(779)	(828)
Accounts receivable, net	$51,289	$49,212

Accounts receivable at December 31, 2012 and 2011 primarily consisted of sales to the Company’s customers which are generally based on standard terms and conditions. The Company recorded the following activity in allowance for doubtful accounts (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Allowance for doubtful accounts, beginning of the year	$828	$933	$966
Charged to costs and expenses	—	51	—
Less: write-offs, net of recoveries	(49)	(156)	(33)
Remaining allowance, end of the year	$779	$828	$933

As of December 31, 2012 and 2011, other receivables were $3.0 million and $4.0 million. Other receivables consisted primarily of non-trade receivables including receivables for inventory transferred to the Company’s contract manufacturing partners on which the Company does not recognize revenue.

Note 7 — Inventories

Inventories consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Raw materials	$10,420	$10,925
Work-in-process	605	599
Finished goods	11,245	20,127
	22,270	31,651
Less: inventory valuation allowance	(2,199)	(4,640)
Inventories, net	$20,071	$27,011

	December 31, 2012	December 31, 2011
Inventory deposit (A)	$11,637	$11,578
Less: inventory deposit valuation allowance	(2,801)	(3,135)
Inventory deposit, net	$8,836	$8,443

(A)
The Company is contractually obligated to reimburse its contract manufacturer for the cost of excess inventory that has been purchased as a result of the Company's forecasted demand when there is no alternative use. The Company's inventory deposit represents a cash deposit paid to its contract manufacturer for inventory in excess of near term demand. The deposit is recorded net of adverse purchase commitment liabilities, and therefore the net balance of the deposit represents inventory the Company believes will be utilized. The deposit will be applied against future adverse purchase commitments owed to the Company's contract manufacturers or reduced based on the usage of inventory. See Note 15 - Commitments and Contingencies for additional information regarding the Company's adverse purchase commitment liability.

Consigned inventory is held at third-party locations, including the Company's contract manufacturing partner and customers. The Company retains title to the inventory until purchased by the third-party. Consigned inventory, consisting of raw materials and finished goods, was $0.7 million and $3.8 million at December 31, 2012 and 2011.

The Company recorded the following charges associated with the valuation of inventory, inventory deposit and the adverse purchase commitment liability for the years ended December 31 (in thousands):

	2012	2011	2010
Inventory, net	$1,928	$2,668	$1,368
Inventory deposit, net	926	1,096	1,531
Adverse purchase commitments	31	733	318

The following is a summary of the change in the Company’s inventory valuation allowance for the years ended December 31 (in thousands):

	2012	2011
Inventory valuation allowance, beginning of the year	$4,640	$3,547
Usage:
Inventory scrapped	(3,397)	(1,767)
Inventory utilized	(696)	(933)
Subtotal—usage	(4,093)	(2,700)
Write-downs of inventory valuation	1,928	2,668
Transfer from other liabilities (A)	29	1,398
Transfer to inventory deposit valuation allowance	(305)	(273)
Inventory valuation allowance, end of the year	$2,199	$4,640
 ____________________________

(A)
Transfer from other liabilities is related to obsolete inventory purchased from contract manufacturers during the year which was previously reserved for as an adverse purchase commitment. (Note 11—Other Accrued and Other Long-Term Liabilities and Note 15—Commitments and Contingencies.)

Note 8 — Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Land	$—	644
Manufacturing equipment	26,560	19,384
Office equipment and software	32,905	32,372
Leasehold improvements	7,155	7,460
Property and equipment, gross	66,620	59,860
Less: accumulated depreciation and amortization	(48,907)	(44,494)
Property and equipment, net	$17,713	$15,366

Depreciation and amortization expense for property and equipment for the years ended December 31, 2012, 2011 and 2010 was $7.3 million, $5.4 million and $5.1 million. During 2012, the Company reclassified $0.6 million of land previously included in property and equipment into other current assets as the land is being held for sale.

Note 9 — Intangible Assets

The following tables summarize the Company’s total purchased intangible assets (in thousands):

	Gross	Accumulated Amortization	Net
December 31, 2012
Purchased technology	$114,754	$(70,815)	$43,939
Patents	6,472	(6,450)	22
Customer lists	37,000	(17,543)	19,457
Trade names	11,536	(4,670)	6,866
Backlog	2,127	(2,127)	—
Total intangible assets	$171,889	$(101,605)	$70,284
December 31, 2011
Purchased technology	$114,754	$(61,137)	$53,617
Patents	6,472	(6,454)	18
Customer lists	37,000	(13,148)	23,852
Trade names	11,536	(4,005)	7,531
Backlog	2,127	(2,102)	25
Total intangible assets	$171,889	$(86,846)	$85,043

Intangible assets amortization expense was $14.8 million, $11.3 million and $6.9 million for the years ended December 31, 2012, 2011 and 2010. The Company’s purchased intangible assets have lives ranging from one to 9 years. The Company reviews for impairment all its purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

In 2011, the Company acquired intangible assets of $89.2 million in connection with the acquisition of Continuous Computing as more fully discussed in Note 4 - Acquisitions.

The estimated future amortization expense of purchased intangible assets as of December 31, 2012 is as follows (in thousands):

For the Years Ending December 31,	Estimated Intangible Amortization Amount
2013	$13,773
2014	13,281
2015	12,902
2016	12,747
2017	10,714
Thereafter	6,867
Total estimated future amortization expense	$70,284

Note 10 — Accrued Restructuring

Accrued restructuring, which is included in other accrued liabilities in the accompanying Consolidated Balance Sheets consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
2009 restructuring	$—	$84
Fourth quarter 2010 restructuring	—	218
Continuous Computing restructuring	198	3,900
2012 lease abandonment	990	—
Third quarter 2012 restructuring	—	—
Total accrued restructuring	$1,188	$4,202

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

2009 Restructurings

During 2012, all remaining activities related to the 2009 plan were completed resulting in $63 thousand cash expenditures.

Fourth Quarter 2010 Restructuring

During 2012, all remaining activities related to the 2010 plan were completed resulting in $16 thousand net reversals and $202 thousand cash expenditures.

Continuous Computing Related Restructuring

During the second quarter of 2011, the Company initiated a restructuring plan associated with the acquisition of Continuous Computing. The plan included the identification of 117 positions at various locations that will be eliminated. In addition, these integration activities align with the Company's corporate objective to transfer a significant portion of its research and development activities to offshore lower cost geographies. Life to date, the Company recorded restructuring costs, net of reversals, of $5.9 million which consisted of severance, healthcare benefits, related payroll costs and legal fees. The Company expects activity associated with the restructuring plan to be substantially completed by the second quarter of 2013.

The following table summarizes activity associated with the Continuous Computing restructuring initiative during the year ended December 31, 2012 (in thousands):

Employee Termination and Related Costs
Balance accrued as of December 31, 2011	$3,900
Additions	1,048
Reversals	(276)
Expenditures	(4,474)
Balance accrued as of December 31, 2012	$198

2012 Lease Abandonments

During the year ended December 31, 2012 the Company recorded charges of $1.7 million related to the abandonment and reduction of three leased facilities. The charges recorded represent the present value of the remaining rental obligations and lease exit charges for these facilities, offset by estimated sublease income during the remaining lease term.

The following table summarizes the activity associated with the 2012 lease abandonments restructuring costs during the year ended December 31, 2012 (in thousands):

Lease Charges
Additions	$1,658
Reversals	—
Expenditures	(668)
Balance accrued as of December 31, 2012	$990

Third Quarter 2012 Restructuring

During third quarter of 2012, the Company restructured four employees including the Company's Chief Executive Officer. The remaining employees were restructured within the sales, finance, and human resources departments in a continued effort to focus the Company's global operations in order to maximize cost savings.

The following table summarizes the activity associated with the third quarter 2012 restructuring costs during the year ended December 31, 2012 (in thousands):

Employee Termination and Related Costs
Additions	1,253
Reversals	—
Expenditures	(1,253)
Balance accrued as of December 31, 2012	—

Restructuring and acquisition-related charges, net

The following table summarizes the Company's restructuring and acquisition-related charges as presented in the Consolidated Statement of Operations for the years ended (in thousands):

	2012	2011	2010
Restructuring	$3,667	$5,071	$1,575
Acquisition-related charges (A)
Transaction costs	—	3,381	—
Integration-related costs	1,268	1,334	—
Contingent consideration adjustments	(5,052)	194	—
Total restructuring and acquisition-related charges, net	$(117)	$9,980	$1,575

(A)
Acquisition-related charges include non-recurring, incremental direct expenses associated with acquisitions. Transaction costs include investment banking fees, legal, accounting and valuation services. Integration-related costs include expenses associated with operational consolidation, training, re-branding, and consulting. Finally, contingent consideration adjustments include changes in the fair value of these arrangements resulting from acquisitions either due to the passage of time or adjustments to the projected consideration payable.

Note 11 — Other Accrued and Other Long-Term Liabilities

Other accrued liabilities consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Accrued restructuring	$567	$4,202
Accrued warranty reserve	3,148	2,810
Contingent consideration liability	836	—
Deferred compensation plan liability	1,395	2,302
Adverse purchase commitments	375	596
Income tax payable, net	318	537
Other	2,962	5,120
Other accrued liabilities	$9,601	$15,567

Other long-term liabilities consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Accrued restructuring	$621	$—
Accrued warranty reserve	806	628
Contingent consideration liability	1,705	7,594
Other	1,719	1,467
Other long-term liabilities	$4,851	$9,689

The contingent consideration liability represents future amounts the Company may be required to pay in conjunction with the acquisition of Continuous Computing. See Note 4 - Acquisitions and Note 5 - Fair Value of Financial Instruments for additional information regarding the contingent consideration liability.

Note 12 — Short-Term Borrowings

Silicon Valley Bank

The Company has a $40.0 million secured revolving line of credit agreement (as amended, the “Agreement”) with Silicon Valley Bank (“SVB”) maturing on September 30, 2014. On October 29, 2012, the Agreement was amended to revise the minimum two quarter rolling EBITDA financial covenant and the calculation of the Availability Amount (as defined in the Agreement) such that all permitted borrowings under the Agreement are subject to the borrowing base formula in the Agreement. In addition, the amendment modified the frequency of liquidity testing from quarterly to monthly, all as more particularly described below. The secured revolving credit facility is available for cash borrowings and subject to a borrowing formula based upon eligible accounts receivable. Eligible accounts receivable (as defined in the Agreement) include 80% of US and 65% of foreign accounts receivable for the Company's U.S. companies, limited to concentration by certain customers, not greater than 60 days past due and no greater than 120 days from original invoice date. Borrowings under the Agreement bear interest at the prime rate, which was 3.25% as of December 31, 2012, or LIBOR, which was 0.21% as of December 31, 2012, plus 1.25%, with either interest rate determined by the Company's election. The Company is required to make interest payments monthly. The Company is further required to pay a commitment fee equal to $35,000 on the closing date of the Agreement and annually thereafter and to pay quarterly in arrears an unused facility fee in an amount equal to 0.375% per year of the unused amount of the facility.

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

As of December 31, 2012 and 2011, the Company had no outstanding balances or letters of credit issued on its behalf under the Agreement that existed on those dates. At December 31, 2012, the Company had $25.1 million of available capacity under the Agreement and was in compliance with all covenants.

Note 13 — Convertible Debt

2013 Convertible Senior Notes

During February 2008, the Company offered and sold in a public offering pursuant to the shelf registration statement $55.0 million aggregate principal amount of 2.75% convertible senior notes due 2013 (the “2013 convertible senior notes”).

During the year ended December 31, 2012, the Company exchanged, in a private offering, $18.0 million aggregate principal amount of the 2013 convertible senior notes for $18.0 million aggregate principal amount of 4.50% convertible senior notes due 2015 (the “2015 convertible senior notes”). The Company accounted for the exchange in accordance with the relevant accounting guidance for debt exchanges and modifications. Refer below for further details of the 2015 convertible senior notes.

During the year ended December 31, 2012, the Company repurchased $10.1 million aggregate principal amount of the 2013 convertible senior notes, decreasing the aggregate principal amount of the 2013 senior convertible notes outstanding at December 31, 2012 to $16.9 million.

On February 15, 2013, the maturity date of the 2013 convertible senior notes, the Company repaid the entire outstanding aggregate principal balance of $16.9 million in accordance with the terms thereof.

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

As of December 31, 2012 and December 31, 2011, the Company had outstanding 2013 and 2015 convertible senior notes with a combined face value of $34.9 million and $45.0 million, respectively. Of these balances $16.9 million and $0 were classified as current liabilities in the Condensed Consolidated Balance Sheets at December 31, 2012 and December 31, 2011. As of December 31, 2012 and December 31, 2011, the fair value of the Company's 2013 and 2015 convertible senior notes were $34.3 million and $41.8 million, which is based on quoted prices of the Company's publicly traded debt on each balance sheet date.

As described above, on February 15, 2013 the Company repaid the outstanding aggregate principal balance of $16.9 million in accordance with the terms thereof.

The following table outlines the effective interest rate, contractually stated interest costs, and costs related to the amortization of issuance costs for the Company's 2013 and 2015 convertible senior notes:

	Years Ended
	December 31,
	2012	2011	2010
Effective interest rate of 2013 convertible senior notes	3.73%	3.64%	3.64%
Effective interest rate of 2015 convertible senior notes	4.50%	NA	NA
Contractually stated interest costs	$1,289	$1,372	$1,375
Amortization of interest costs	$398	$501	$447

Note 14 — Hedging

The Company’s business activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates. The Company manages these risks through the use of forward exchange contracts, designated as foreign-currency cash flow hedges, in an attempt to reduce the potentially adverse effects of foreign currency exchange rate fluctuations that occur in the normal course of business. As such, the Company’s hedging activities are employed solely for risk management purposes. All hedging transactions are conducted with, in the opinion of management, financially stable and reputable financial institutions. As of and for the years ended December 31, 2012 and 2011, the only hedge instruments executed by the Company were associated with its exposure to fluctuations in the Indian Rupee and Canadian Dollar which result from obligations such as payroll and rent paid in these respective currencies. As of December 31, 2012, the Company only held foreign exchange contracts for the Indian Rupee; all previous Canadian Dollar foreign exchange contracts matured prior to December 31, 2012.

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

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives are expected to remain highly effective in future periods. For the years ended December 31, 2012 and 2011 the Company had no hedge ineffectiveness.

During the year ended December 31, 2012, the Company entered into 83 new foreign currency forward contracts, with total contractual values of $13.3 million. During the year ended December 31, 2011, the Company entered into 34 new foreign currency forward contracts, with total contractual values of $12.7 million.

A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments designated as cash flow hedges at December 31, 2012 is as follows (in thousands):

	Contractual / Notional Amount	Consolidated Balance Sheet Classification	Estimated Fair Value
			Asset	(Liability)
Foreign currency forward exchange contracts	$13,986	Other accrued liabilities	$—	$(297)

A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments designated as cash flow hedges at December 31, 2011 is as follows (in thousands):

	Contractual / Notional Amount	Consolidated Balance Sheet Classification	Estimated Fair Value
			Asset	(Liability)
Foreign currency forward exchange contracts	$15,480	Other current assets	$—	$(647)

The effect of derivative instruments on the Consolidated Financial Statements for the year ended December 31, 2012 was as follows (in thousands):

Type of Cash Flow Hedge	Effective Portion			Ineffective Portion
	Hedge Gain Recognized in Other Comprehensive Income	Consolidated Statements of Operations Classification of Gain Reclassified from Accumulated Other Comprehensive Income	Hedge Gain Reclassified from Accumulated Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Recognized	Hedge Gain (Loss) Recognized
Foreign currency forward exchange contracts	$9
		Cost of sales	$286	None	$—
		Research and development	183	None	—
		Selling, general and administrative	87	None	—

The effect of derivative instruments on the Consolidated Financial Statements for the year ended December 31, 2011 was as follows (in thousands):

Type of Cash Flow Hedge	Effective Portion			Ineffective Portion
	Hedge Loss Recognized in Other Comprehensive Income	Consolidated Statements of Operations Classification of Gain Reclassified from Accumulated Other Comprehensive Income	Hedge Gain Reclassified from Accumulated Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Recognized	Hedge Gain (Loss) Recognized
Foreign currency forward exchange contracts	$(1,167)
		Cost of sales	$41	None	$—
		Research and development	322	None	—
		Selling, general and administrative	123	None	—

The effect of derivative instruments on the Consolidated Financial Statements for the year ended December 31, 2010 was as follows (in thousands):

Type of Cash Flow Hedge	Effective Portion			Ineffective Portion
	Hedge Loss Recognized in Other Comprehensive Income	Consolidated Statements of Operations Classification of Gain Reclassified from Accumulated Other Comprehensive Income	Hedge Gain Reclassified from Accumulated Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Recognized	Hedge Gain (Loss) Recognized
Foreign currency forward exchange contracts	$(354)
		Cost of sales	$104	None	$—
		Research and development	705	None	—
		Selling, general and administrative	162	None	—

Over the next twelve months, the Company expects to reclassify into earnings a loss of approximately $0.3 million currently recorded as other comprehensive income, as a result of the maturity of currently held forward exchange contracts.

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

Note 15 — Commitments and Contingencies

Operating Leases

Radisys is obligated under non-cancelable operating leases for certain facilities, office equipment, and vehicles. Future minimum lease payments with initial or remaining non-cancelable lease terms in excess of one year, at December 31, 2012, were as follows (in thousands):

For the Years Ending December 31,	Future Minimum Lease Payments
2013	$3,007
2014	2,685
2015	2,633
2016	1,559
2017	782
2018 and thereafter (through 2020)	1,266
Total future minimum lease commitments	$11,932

Rent expense totaled $5.4 million, $4.8 million and $4.2 million for the years ended December 31, 2012, 2011 and 2010.

Adverse Purchase Commitments

The Company is contractually obligated to reimburse its contract manufacturer for the cost of excess inventory used in the manufacture of the Company’s products, if there is no alternative use. This liability, referred to as adverse purchase commitments, is provided for in other accrued liabilities in the accompanying Consolidated Balance Sheets. Estimates for adverse purchase commitments are derived from reports received on a quarterly basis from the Company’s contract manufacturer. Increases to this liability are charged to cost of goods sold. When and if the Company takes possession of inventory reserved for in this liability, the liability is transferred from other accrued liabilities (Note 11—Other Accrued and Other Long-Term Liabilities) to the excess and obsolete inventory valuation allowance (Note 7—Inventories).

Guarantees and Indemnification Obligations

As permitted under Oregon law, the Company has agreements whereby it indemnifies its officers, directors and certain finance employees for certain events or occurrences while the officer, director or employee is or was serving in such capacity at the request of the Company. The term of the indemnification period is for the officer’s, director’s or employee’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. To date, the Company has not incurred any costs associated with these indemnification agreements and, as a result, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2012.

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

Accrued Warranty

The Company provides for the estimated cost of product warranties at the time it recognizes revenue. Products are generally sold with warranty coverage for a period of 12 or 24 months after shipment. Parts and labor are covered under the terms of the warranty agreement. The workmanship of the Company’s products produced by the contract manufacturer is covered under warranties provided by the contract manufacturer for 12 months. The warranty provision is based on historical experience by product family. The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its components suppliers; however ongoing failure rates, material usage and service delivery costs incurred in correcting product failure, as well as specific product class failures out of the Company’s baseline experience, affect the estimated warranty obligation. If actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.

The following is a summary of the change in the Company’s warranty accrual reserve (in thousands):

	For the Years Ended December 31,
	2012	2011
Warranty liability balance, beginning of the year	$3,438	$3,025
Product warranty accruals	5,332	2,987
Continuous Computing beginning balance	—	817
Adjustments for payments made	(4,816)	(3,391)
Warranty liability balance, end of the year	$3,954	$3,438

At December 31, 2012 and 2011, $3.1 million and $2.8 million of the warranty liability balance are included in other accrued liabilities and $0.8 million and $0.6 million are included in other long-term liabilities in the accompanying Consolidated Balance Sheets.

Note 16 — Basic and Diluted Loss per Share

A reconciliation of the numerator and the denominator used to calculate basic and diluted loss per share is as follows (in thousands, except per share amounts):

	For the Years Ended December 31,
	2012	2011	2010
Numerator—Basic
Net loss, basic	$(43,474)	$(1,529)	$(369)
Numerator—Diluted
Net loss, basic	$(43,474)	$(1,529)	$(369)
Interest on convertible senior notes, net of tax benefit (B)	—	—	—
Net loss, diluted	$(43,474)	$(1,529)	$(369)
Denominator—Basic
Weighted average shares used to calculate net loss per share, basic	27,174	25,413	24,144
Denominator—Diluted
Weighted average shares used to calculate net loss per share, basic	27,174	25,413	24,144
Effect of escrow shares (A)	—	—	—
Effect of convertible notes (B)	—	—	—
Effect of dilutive restricted stock (C)(D)	—	—	—
Effect of dilutive stock options (C)	—	—	—
Weighted average shares used to calculate net loss per share, diluted	27,174	25,413	24,144
Net loss per share:
Basic	$(1.60)	$(0.06)	$(0.02)
Diluted	$(1.60)	$(0.06)	$(0.02)

(A)	For the years ended December 31, 2012 and 2011, 672,222 and 1,344,444 contingently issuable escrow shares were excluded from the calculation as their effect would have been anti-dilutive.

(B)	The following as-if converted shares associated with the Company’s 2013 and 2015 convertible senior notes were excluded from the calculation as their effect would be anti-dilutive (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
2013 convertible senior notes	2,450	3,454	3,837
2015 convertible senior notes	1,067	—	—
Total as-if converted shares excluded	3,517	3,454	3,837

(C)	The following shares, by equity award type, were excluded from the calculation, as their effect would have been anti-dilutive (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Effect of dilutive restricted stock units	527	510	390
Effect of dilutive stock options	2,555	2,900	2,698
Total equity award shares excluded	3,082	3,410	3,088

(D) For the years ended December 31, 2012, 2011 and 2010 the Company excluded restricted shares of 2,291,313, 844,200, and 731,400 granted under the LTIP and Overlay, as the performance criteria required for issuance of the awards was not satisfied as of these dates.

Note 17 — Income Taxes

The income tax provision consists of the following (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Current provision (benefit):
Federal	$—	$—	$(358)
State	122	38	26
Foreign	1,252	271	(573)
Total current provision (benefit)	1,374	309	(905)
Deferred provision (benefit):
Federal	(65)	(9,451)	—
State	(3)	(74)	—
Foreign	1,284	(1,916)	420
Total deferred provision (benefit)	1,216	(11,441)	420
Total income tax provision (benefit)	$2,590	$(11,132)	$(485)

The income tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate to pretax income as a result of the following differences (dollar amounts in thousands):

	For the Years Ended December 31,
	2012		2011		2010
	$	%	$	%	$	%
Statutory federal tax (benefit) rate	$(14,309)	35.0%	$(4,431)	35.0%	$(299)	35.0%
Increase (decrease) in rates resulting from:
State taxes	(266)	0.7	(131)	1.0	(132)	15.5
Foreign dividend	6,754	(16.5)	—	—	—	—
Goodwill impairment expense and (benefit) from acquisitions	9,377	(22.9)	(81)	0.6	(251)	29.4
Valuation allowance	3,725	(9.1)	(5,524)	43.6	1,173	(137.3)
Taxes on foreign income that differ from U.S. tax rate	(2,796)	6.8	(2,888)	22.8	(2,886)	338.0
Tax credits	(304)	0.7	(737)	5.8	142	(16.7)
Non-deductible stock-based compensation expense	1,812	(4.4)	1,275	(10.1)	1,528	(179.0)
Earnout liability fair value adjustment	(1,768)	4.3	—	—	—	—
Transaction costs	—	—	1,183	(9.3)	—	—
Other	365	(0.9)	202	(1.5)	240	(28.1)
Effective tax rate	$2,590	(6.3)%	$(11,132)	87.9%	$(485)	56.8%

The components of deferred taxes consist of the following (in thousands):

	December 31, 2012	December 31, 2011
Deferred tax assets:
Accrued warranty	$1,136	$1,167
Inventory	1,734	2,904
Restructuring accrual	119	1,331
Net operating loss carryforwards	40,547	34,245
Tax credit carryforwards	25,256	26,296
Stock-based compensation	2,696	4,261
Capitalized research and development	556	1,241
Fixed assets	2,179	2,783
Goodwill	4,464	4,626
Other	5,723	7,307
Total deferred tax assets	84,410	86,161
Less: valuation allowance	(50,200)	(46,428)
Net deferred tax assets	34,210	39,733
Deferred tax liabilities:
Intangible assets	(17,286)	(21,721)
Other	(387)	(239)
Total deferred tax liabilities	(17,673)	(21,960)
Total net deferred tax assets	$16,537	$17,773

At December 31, 2012, the Company's unrecognized tax benefits associated with uncertain tax positions were $3.0 million, of which $2.6 million, if recognized, would favorably affect the effective tax rate.

The Company's ongoing practice is to recognize potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. During 2012, the Company recognized a net increase of approximately $0.2 million in potential interest and penalties associated with uncertain tax positions in the Consolidated Statements of Operations. The Company had approximately $0.4 million and $0.3 million of interest and penalties associated with uncertain tax positions at December 31, 2012, which are excluded from the unrecognized tax benefits table below.

The Company’s total amounts of unrecognized tax benefits at the beginning and end of the period are as follows (in thousands):

Total
Balance as of December 31, 2010	$1,358
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	74
Reductions for tax positions of prior years	(81)
Increase due to acquisition of Continuous Computing	2,602
Settlements	(1,057)
Other	(18)
Balance as of December 31, 2011	$2,878
Additions based on tax positions related to the current year	42
Additions for tax positions of prior years	260
Reductions for tax positions of prior years	—
Reductions as a result of a lapse of applicable statute of limitations	(169)
Other	—
Balance as of December 31, 2012	$3,011

The Company and its subsidiaries are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company's statutes of limitations are closed for all federal and state income tax years before 2009 and 2008. The statutes of limitations for the Company's other foreign subsidiaries are closed for all income tax years before 2004. The statute of limitations for the Company's Canadian subsidiary is closed for all tax years ended before 2009. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses and credits were generated and carried forward, and make adjustments up to the net operating loss and credit carryforward amounts. It is reasonably possible that the Company's uncertain tax positions, including interest and penalties, could decrease by approximately $0.1 million in the next twelve months.

During 2010 an Internal Revenue Service ("IRS") examination was effectively settled when the Company agreed to a Notice of Proposed Adjustment that was issued by the IRS. The Proposed Adjustment was provided in full as an uncertain tax position at December 31, 2009.

During 2011 a Canada Revenue Agency (“CRA”) examination was effectively settled when the Company agreed to the proposed adjustments issued by that CRA. The effective settlement did not have a significant impact on the Company's financial statements.

The Company is currently under tax examination in India. The periods covered under examination are the Company's financial years 2004 through 2008. The examination is in various stages of appellate proceedings and all material uncertain tax positions associated with the examination have been taken into account in the ending balance of the unrecognized tax benefits at December 31, 2012.

The Company has recorded valuation allowances of $50.2 million and $46.4 million as of December 31, 2012 and 2011. This represents a full valuation allowance against the Company's U.S. net deferred tax assets. In evaluating its valuation allowance, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based on the Company's review of all positive and negative evidence, including a three year U.S. cumulative pre-tax loss it concluded that a full valuation allowance should be recorded against its U.S. net deferred tax assets.

At December 31, 2012 and 2011, the Company had total available federal net operating loss carryforwards of approximately $112.1 million and $95.3 million. The federal and state net operating loss carryforwards expire between 2013 and 2032. The net operating losses from acquisitions are stated net of limitations pursuant to Section 382 of the Internal Revenue Code. The Company had total state net operating loss carryforwards of approximately $77.6 million and $69.6 million at December 31, 2012 and 2011. The Company also had net operating loss carryforwards of approximately $3.3 million from certain non-U.S. jurisdictions. The non-U.S. net operating loss carryforwards are primarily attributable to the United Kingdom (“U.K.”) and China. The U.K. tax losses may be carried forward indefinitely provided certain requirements are met. The Chinese tax losses may be carried forward 5 years.

The Company has federal and state research and development tax credit and other federal tax credit carryforwards of approximately $18.1 million at December 31, 2012, to reduce future income tax liabilities. The federal and Oregon tax credits expire between 2013 and 2031. The California research and development credits do not expire. The utilization of acquired credits is subject to an annual limitation pursuant to Section 383 of the Internal Revenue Code. The Company's Canadian subsidiary also had approximately $5.0 million in investment tax credit, $18.8 million in unclaimed scientific research and experimental expenditures and $7.9 million in undepreciated capital cost to be carried forward and applied against future income in Canada.

Realization of the Company's foreign deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of the net operating loss and tax credit carryforwards. Although realization is not assured, management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the balance of the deferred tax assets, net of the valuation allowance, as of December 31, 2012. The amount of the net deferred tax assets that is considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced. Should management determine that the Company would not be able to realize all or part of the net deferred tax assets in the future, adjustments to the valuation allowance for deferred tax assets may be required.

During 2012, the Company repatriated $21.3 million in cash from selected foreign subsidiaries of which $19.2 million was in the form of a dividend and the remaining $2.1 million was a return of capital. The company has provided a deferred tax liability of $0.1 million related to $0.3 million of unremitted earnings of select foreign subsidiaries. The Company plans to indefinitely reinvest the earnings of certain foreign subsidiaries. Should the Company repatriate any foreign earnings from the remaining subsidiaries in the future, it may be required to establish an income tax liability and recognize additional income tax expense related to such earnings. The Company has indefinitely reinvested approximately $11.9 million of undistributed earnings from the foreign subsidiaries at December 31, 2012. No provision has been made for the U.S., state or additional foreign income taxes related to to the undistributed earnings and it is not practicable to determine the U.S. federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested outside the U.S.

Pretax book loss from domestic operations for the fiscal years 2012, 2011, and 2010 was $55.8 million, $23.2 million, and $12.8 million. Pretax book income from foreign operations for the fiscal years 2012, 2011, and 2010 was $14.9 million, $10.5 million, and $11.9 million.

The American Taxpayer Relief Act of 2012, which reinstated the United States federal research and development tax credit retroactively from January 1, 2012 through December 31, 2013, was not enacted into law until the first quarter of 2013. Therefore, the expected tax benefit resulting from such reinstatement for 2012 will not be reflected in the Company's annual effective tax rate until 2013.

Note 18 — Employee Benefit Plans

Stock-Based Employee Benefit Plans

Equity instruments are granted to employees, directors and consultants in certain instances, as defined in the respective plan agreements.

Stock Options and Restricted Stock Awards

On May 15, 2007, the Company's shareholders approved the 2007 Stock Plan (as amended, the "2007 Stock Plan") which provides for issuance of stock options, restricted shares, restricted stock units and performance-based awards. Under the 2007 Stock Plan, 5,450,000 shares have been reserved and authorized for issuance to any non-employee directors and employees. The 2007 Stock Plan provides the Board of Directors discretion in creating employee equity incentives. Unless otherwise stipulated in the plan document, the Board of Directors determines stock option exercise prices, which may not be less than the fair value of Radisys common stock at the date of grant, vesting periods and the expiration periods which are a maximum of 10 years from the date of grant for certain awards.

In November 2009, the Company completed a stock option exchange program. The Company's eligible employees were permitted to exchange some or all of their outstanding options, with an exercise price greater than $9.44 per share (which is equal to the 52-week high closing price of the Company's common stock as of the start of this offer), that were granted on or before October 5, 2008, whether vested or unvested, for restricted stock units, except for employees in Canada who received new stock options with new vesting schedules and exercise prices. All employees of Radisys and its subsidiaries, other than members of the Company's Board of Directors, executive officers and employees located in the Netherlands and Israel were eligible to participate in the exchange offer. The option exchange took place on November 3, 2009. Pursuant to the option exchange 848,800 eligible options were canceled and replaced with 169,600 restricted stock units and 35,000 stock options. The new restricted stock units and stock options have a new three year vesting period that began on November 3, 2009. The exchange resulted in $0.2 million in additional stock compensation expense which was recognized over the new three year vesting period.

On August 17, 2010, the shareholders approved the LTIP. The LTIP provides for the grants of awards payable in shares of common stock or cash upon the achievement of performance goals set by the Company’s Compensation and Development Committee (“the Committee”). The number of shares of the Company’s common stock initially reserved for issuance under the LTIP is 2,000,000 shares with a maximum of 500,000 shares in any calendar year to one participant.

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
In accordance with the merger agreement with Continuous Computing, unvested options pursuant to the Continuous Computing plans were required to be converted into multiple awards on the acquisition date, with the resulting awards becoming non-contingent and contingent options of the Company. Both the non-contingent and contingent awards continue to vest under the original service conditions of the awards. However, the contingent awards contain post-vesting restrictions tied to payment of certain merger contingencies such as the earn-out and indemnification agreements. The assumed options were valued using a Black-Scholes option-pricing model. In addition, the Company utilized the Finnerty Asian Put Option Approach to estimate the discount associated with the post-vesting restrictions for the contingent options. The resulting discount applied was 10%.
On September 4, 2012, the Committee approved 291,375 performance based restricted stock awards under the Overlay Plan based on attainment of the performance goals at maximum levels. The Overlay provides for the grants of awards payable in shares of common stock upon the achievement of performance goals set by the Committee. The awards have four separate quarterly performance achievement dates in 2013 and vest one year after they are earned.

Effective September 10, 2012, the Committee canceled all outstanding awards under the LTIP, resulting in the shares underlying such awards becoming eligible for grants of additional awards under the LTIP.

Following such cancellation of awards, on September 10, 2012, the Committee approved 799,975 performance based restricted stock awards under the LTIP based on attainment of 100% of the performance goals being met. The LTIP provides for the grants of awards payable in shares of common stock upon the achievement of performance goals set by the Committee. The awards have four separate semi-annual performance achievement dates in 2013 and 2014 and vest upon attainment of the performance conditions. In addition to the performance conditions, the awards contain market-based multipliers based on the average price of the Company's common stock thirty days prior to each semi-annual performance period. The maximum multiplier for a given semi-annual performance period is 2.75x the original grant and limited to a maximum of 2.5x (or 1,999,938 shares) over the entire performance period.

As of December 31, 2012, the Company had 737,506 common shares available for future grant under its equity plans.

The following table summarizes stock option activity for 2012 (in thousands, except average prices and weighted average remaining contractual lives):

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, December 31, 2011	2,900	$9.58	3.80	$1,334
Granted	754	3.79
Exercised	(32)	1.23
Forfeited	(916)	9.14
Expired	(151)	14.54
Balance, December 31, 2012	2,555	$7.84	3.76	$482
Options exercisable at December 31, 2012	1,535	$10.26	2.27	$154
Options vested as of December 31, 2012 and expected to vest after December 31, 2012	2,495	$7.93	3.69	$477

The aggregate intrinsic value in the table above represents the total pretax value, based on the Company's closing common stock price of $2.98 at December 31, 2012 that would have been received by the option holders had all option holders exercised their in-the-money options on December 31, 2012.

Total intrinsic value of options exercised for the years ended December 31, 2012, 2011 and 2010 was $0.1 million, $0.1 million, and $0.1 million. The total amount of cash received from the exercise of options in 2012, 2011 and 2010 was $0.1 million, $0.1 million and $0.5 million.

As of December 31, 2012, the Company had $2.6 million in unrecognized compensation expense related to stock options which is expected to be recognized over a weighted-average period of 2.4 years.

The following table summarizes nonvested stock activity for 2012:

	Restricted Stock Units		LTIP and Overlay Awards
	Restricted Shares	Weighted-Average Fair Value	Restricted Shares	Weighted-Average Fair Value
Balance, December 31, 2011	510	$7.68	844	$8.33
Granted	363	4.24	1,204	2.19
Vested	(176)	4.53	—	—
Forfeited	(170)	7.25	(1,045)	7.15
Balance, December 31, 2012	527	$5.65	1,003	$2.19

The total fair value of restricted stock units that vested in 2012, 2011 and 2010 was $0.8 million, $1.0 million and $1.5 million. As of December 31, 2012, the Company had $2.2 million in unrecognized compensation expense related to restricted stock units which is expected to be recognized over a weighted-average period of 1.5 years. The LTIP and Overlay awards are separated into four performance periods which range from September 10, 2012 to December 31, 2014. Expense associated with each service periods is measured on the date the respective service period begins. At December 31, 2012, the Company had $0.5 million in unrecognized compensation expense associated with the first performance periods of the LTIP and Overlay awards which is expected to be recognized over a weighted-average period of 0.7 years.

Employee Stock Purchase Plan

In December 1995, the Company established an Employee Stock Purchase Plan (“ESPP”). All employees of Radisys and its subsidiaries who customarily work 20 or more hours per week, including all officers, are eligible to participate in the ESPP. Separate offerings of common stock to eligible employees under the ESPP (an “Offering”) commence on February 15, May 15, August 15 and November 15 of each calendar year (“Enrollment Dates”) and continue for a period of 18 months. Multiple separate Offerings are in operation under the ESPP at any given time. An employee may participate in only one Offering at a time and may purchase shares only through payroll deductions permitted under the provisions stipulated by the ESPP. The purchase price is the lesser of 85% of the fair market value of the common stock on date of grant or that of the purchase date (“look-back feature”). Pursuant to the provisions of the ESPP, as amended, the Company is authorized to issue up to 6.4 million shares of common stock under the ESPP. At December 31, 2012, 970,078 shares were available for issuance under the ESPP.

During the second quarter of 2009, the Board of Directors approved an amendment to the Company’s ESPP to provide for a one-year holding period with respect to common stock shares purchased by participants under the ESPP. The one-year holding period took effect during the fourth quarter of 2009. Due to the holding period, the Company applies a discount to the ESPP stock compensation to reflect the decreased liquidity. The Company utilizes the Finnerty Asian Put Option Approach to estimate the discount. Inputs for the model include the length of the holding period, volatility and risk-free rate. The discount applied in the fourth quarter of 2012 was 13.0%.

The following table summarizes shares issued under the ESPP (in thousands, except per share amounts):

	Year Ended December 31,
	2012	2011	2010
Shares issued pursuant to the ESPP	352	251	311
Cash received for the purchase of shares pursuant to the ESPP	$1,225	$1,572	$2,049
Weighted-average purchase price per share	$3.48	$6.27	$6.6

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

The Company uses one employee population. The expected term computation is based on historical vested option exercise and post-vest forfeiture patterns and is also factored by an estimate of the expected term for fully vested and outstanding options. The estimate of the expected term for options that were fully vested and outstanding was determined as the midpoint between the evaluation date and the contractual term date of the option.

The risk free interest rate is based on the U.S. Treasury constant maturities in effect at the time of grant for the expected term of the option or share.

The fair value of nonvested stock is the market value as of the grant date. The grant-date fair value of the restricted stock units that are expected to vest is recognized on a straight-line basis over the requisite service period, which is three years. The grant-date fair value of the LTIP and Overlay awards is recognized ratably over the service period which equals the measurement period of the award. The measurement period is the period of time over which performance objectives are expected to be achieved. Since the number of shares that may be issued under the LTIP and Overlay and the service period are both variable, the Company reevaluates the LTIP and Overlay awards on a quarterly basis and adjusts the number of shares expected to be awarded based upon financial results of the Company as compared to the performance goals set for the award. Adjustments to the number of shares awarded, and to the corresponding compensation expense, are made on a cumulative basis at the date of adjustment based upon the estimated probable number of shares to be awarded. Adjustments made to compensation expense resulting from a change in the estimated probable vesting date of the awards are made on a prospective basis. Additionally, under the 2012 LTIP the Company is required to measure the fair value of the market-based condition contained in the awards. This fair value of this feature is measured at the outset of each semi-annual performance period and recognized over the service period of the respective performance period.

The fair value calculations for stock options and ESPP shares used the following assumptions for the years ended December 31:

	Stock Options			Assumed Options	Employee Stock Purchase Plan
	2012	2011	2010	2011	2012	2011	2010
Estimated fair value	$2.10	$4.23	$5.41	$7.77	$2.05	$2.09	$4.6
Expected life (in years)	4.5	4.4	4.3	2.7	1.5	1.5	1.5
Interest rate	0.65%	0.91%	1.34%	0.66%	0.18%	0.12%	0.33%
Volatility	71%	70%	71%	64%	53%	42%	88%
Dividend yield	—	—	—	—	—	—	—

For the years ended December 31, 2012, 2011 and 2010, stock-based compensation was recognized and allocated in the Consolidated Statements of Operations as follows (in thousands):

	2012	2011	2010
Cost of sales	$25	$838	$816
Research and development	601	1,434	1,303
Selling, general and administrative	765	3,445	4,039
Restructuring	—	—	—
Total stock-based compensation expense	$1,391	$5,717	$6,158

401(k) Savings Plan

The Company established a 401(k) Savings Plan (“401(k) Plan”), a defined contribution plan, as of January 1, 1989 and amended through January 1, 2007, in compliance with Section 401(k) and other related sections of the Internal Revenue Code and corresponding Regulations issued by the Department of Treasury and Section 404(c) of Employee Retirement Income Security Act of 1974 (“ERISA”), to provide retirement benefits for its U.S employees. Under the provisions of the plan, eligible employees are allowed pre-tax contributions of up to 30% of their annual compensation or the maximum amount permitted by the applicable statutes. Additionally, eligible employees can elect to make catch-up contributions, within the limits set forth by pre-tax contributions, or to the maximum amount permitted by the applicable statutes. Pursuant to the provisions of the 401(k) Plan, the Company may contribute 50% of pre-tax contributions made by eligible employees, adjusted for loans and withdrawals, up to 6% of annual compensation for each eligible employee. The Company may elect to make supplemental contributions as periodically determined by the Board of Directors at their discretion. The contributions made by the Company on behalf of eligible employees become 100% vested after three years of service, or 33% per year after one year of service. The Company’s total contributions to the 401(k) Plan amounted to $0.7 million, $0.7 million, and $0.9 million in 2012, 2011 and 2010, respectively. In addition, some of the Company’s employees outside the U.S are covered by various defined contribution plans, in compliance with the statutes of respective countries. The participants pay for the 401(k) Plan administrative expenses.

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

Note 19 — Segment Information

The Company's Chief Operating Decision Maker (CODM), Radisys' Chief Executive Officer, reviews the Company's results of operations on a consolidated level. Therefore, the Company is one operating segment. Key resources, decisions, and assessment of performance are also analyzed on a company-wide level.

Revenues on a product and services basis are as follows for the years ended December 31 (in thousands):

	2012	2011	2010
Hardware	$235,870	$300,505	$257,533
Software royalties and licenses	23,162	13,952	16,614
Technical support services	14,295	6,635	4,980
Engineering and other services	12,769	9,773	5,184
Total revenues	$286,096	$330,865	$284,311

Generally, the Company's customers are not the end-user of its products. The Company ultimately derives its revenues from following product groups as follows for the years ended December 31 (in thousands):

	2012	2011	2010
ATCA	$136,572	$132,530	$85,822
Software-Solutions	52,666	36,938	32,256
COM Express and Rackmount Server	49,538	56,848	53,149
Other Products	47,320	104,549	113,084
Total revenues	286,096	330,865	284,311

Geographic Revenues

	For the Years Ended December 31,
	2012	2011	2010
United States	$105,858	$105,671	$96,449
Other North America	3,310	1,371	912
China	45,419	69,503	58,862
Japan	39,435	29,337	15,879
Other APAC	31,695	45,125	31,991
Asia Pacific	116,549	143,965	106,732
Germany	18,580	39,266	41,271
Other EMEA	41,799	40,592	38,947
EMEA	60,379	79,858	80,218
Foreign Countries	180,238	225,194	187,862
Total revenues	$286,096	$330,865	$284,311

Long-lived assets by Geographic Area

	For the Years Ended December 31,
	2012	2011
Property and equipment, net
United States	$8,572	$8,748

Other North America	953	568
China	4,685	2,801
Other APAC	358	321
APAC	5,043	3,122
India	3,110	2,876
Other EMEA	35	52
EMEA	3,145	2,928
Foreign Countries	9,141	6,618
Total property and equipment, net	$17,713	$15,366
Goodwill
United States	$—	$29,588
EMEA	—	160
Total goodwill	$—	$29,748
Intangible assets, net
United States	$68,903	$82,975
Other North America	211	386
EMEA	1,170	1,682
Foreign Countries	1,381	2,068
Total intangible assets, net	$70,284	$85,043

The following customers accounted for more than 10% of total revenues for the years ended December 31:

	2012	2011	2010
Nokia Siemens Networks	22.5%	35.1%	37.4%
NEC	11.1%	NA	10.0%

The following customer accounted for more than 10% of accounts receivable. This customer accounted for the following percentages of accounts receivable for the years ended December 31:

	2012	2011
Nokia Siemens Networks	24.7%	23.4%

Note 20 — Common Stock Repurchase Program

In December 2010, the Board of Directors authorized the repurchase of up to $20.0 million of the Company's common stock through open-market transactions and privately negotiated transactions from time to time at the discretion of management. Under the program, the purchases will be funded from available working capital, and any repurchased shares will be returned to authorized but unissued status. The duration of the repurchase program was two years and ended in December 2012. Under the program, the Company repurchased common stock with a value of $3.9 million. The Company did not repurchase any shares of common stock during 2012.

Note 21 — Legal Proceedings

In the normal course of business, the Company becomes involved in litigation. As of December 31, 2012, in the opinion of management, Radisys had no pending litigation that would have a material effect on the Company’s financial position, results of operations or cash flows.

Note 22 — Subsequent Events

In February 2013, the Company entered into a sales agreement with a third party to sell the rights of the Company's OS-9 software asset for cash considerations of $1.7 million.  The sale is expected to be completed by March 31, 2013 with the net gain included within restructuring and acquisition related charges, net in the Consolidated Statement of Operations for the first quarter of 2013.

In February 2013, the Company announced its plans to exit or otherwise reduce the commitment to its Security Gateway (“SEG”) product. As a result the Company plans to record an asset impairment, reflecting no remaining useful life of the SEG asset, of $2.9 million during the first quarter of 2013. The resulting charge will be recorded within restructuring and acquisition related charges, net in the Consolidated Statement of Operations.

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

During the Company’s fiscal quarter ended December 31, 2012, no change occurred in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting appears on page 47 hereof. KPMG LLP’s attestation report on the effectiveness of the Company’s internal control over financial reporting appears on page 48 hereof.

Item 9B. Other Information

Not applicable.

PART III

The Company will file its definitive proxy statement for the Annual Meeting of Shareholders pursuant to Regulation 14A of the Exchange Act (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Annual Report. This Annual Report incorporates by reference specified information included in the Proxy Statement.

Item 10. Directors, Executive Officers and Corporate Governance

The information with respect to the Company’s directors and officers and corporate governance is included under the proposal to elect directors, "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance" in the Company’s Proxy Statement and is incorporated herein by reference. The information with respect to the Company’s code of ethics is included in Item 1. "Business" in this Annual Report on Form 10-K.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about the Company’s equity compensation plans as of December 31, 2012. All outstanding awards relate to the Company’s common stock.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	4,862,554	(1)	$8.46	1,707,582	(2)
Equity compensation plans not approved by security holders (3)	418,425	(4)	4.08	—
Total	5,280,979		$7.84	1,707,582
_____________________________

(1)
Includes 469,738 restricted stock units which will vest only if specific service measures are met. Also includes 2,198,985 performance-based restricted stock units which represents the maximum number of shares that might be earned upon attaining certain performance goals. The number of shares subject to performance-based restricted stock units at threshold levels is 260,408.

(2)
Includes 970,078 of securities authorized and available for issuance in connection with the RadiSys Corporation 1996 Employee Stock Purchase Plan. Includes performance-based restricted stock units reserved at the maximum number of shares that might be earned upon attaining certain performance goals.

(3)
Includes shares 2,250 shares granted under the RadiSys Corporation Stock Plan For Convedia Employees and 203,227 shares granted under the Radisys Corporation Inducement Stock Plan for CCPU Employees. The Plans are intended to comply with the National Association of Securities Dealers, Inc.’s (“NASD”) Marketplace Rule 4350 which provides an exception to the NASD stockholder approval requirement for the issuance of securities with regard to grants to new Employees of the Company, including grants to transferred Employees in connection with a merger or other acquisition.

(4)
Includes 210,698 stock options assumed as part of the acquisition of Continuous Computing Corporation. The exercisability of some shares may be subject to contingencies as provided in Section 6.11 of the Agreement and Plan of Merger dated May 2, 2011.

Description of Equity Compensation Plans Not Adopted by Shareholders

Additional information required by this item is included in the Company’s Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information with respect to certain relationships and related transactions and director independence is included under “Certain Relationships and Related Transactions”, "Related Party Transactions Policy", and "Corporate Governance" in the Company’s Proxy Statement and is incorporated herein by reference.

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
2.1
Amended and Restated Asset Purchase Agreement, dated September 12, 2007, by and between the Company and Intel Corporation. Incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K/A, filed on November 1, 2007 (SEC File No. 000-26844).

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

2.4
Arrangement Agreement among the Company, Convedia Corporation and RadiSys Canada Inc., effective as of July 26, 2006. Incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 28, 2006 (SEC File No. 000-26844).

2.5
Agreement and Plan of Merger, dated May 2, 2011, by and among the Company, RadiSys Holdings, Inc., Continuous Computing Corporation and Shareholder Representative Services LLC. Incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 3, 2011 (SEC File No. 000-26844).

2.6
Amendment No. 1 to Agreement and Plan of Merger, dated June 22, 2011, by and among the Company, RadiSys Holdings, Inc., Continuous Computing Corporation and Shareholder Representative Services LLC. Incorporated by reference from Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on July 11, 2011 (SEC File No. 000-26844).

3.1
Second Restated Articles of Incorporation and amendments thereto. Incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006 (SEC File No. 333-137060), as amended by the Articles of Amendment incorporated by reference from Exhibit 3.1 in the Company’s Current Report on Form 8-K filed on January 30, 2008 (SEC File No. 000-26844).

3.2
Amended and Restated Bylaws and amendments thereto. Incorporated by reference from Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed on August 3, 2012 (SEC File No. 000-26844).

4.1	Second Restated Articles of Incorporation and amendments thereto. See Exhibit 3.1.

4.2	Amended and Restated Bylaws and amendments thereto. See Exhibit 3.2.

4.3	Specimen Common Stock Certificate. Incorporated by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006 (SEC File No. 333-137060).

4.4
Indenture, dated February 12, 2008, by and between the Company and The Bank of New York Trust Company, N.A. Incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 12, 2008 (SEC File No. 000-26844).

4.5
First Supplemental Indenture, dated February 12, 2008, by and between the Company and The Bank of New York Trust Company, N.A. Incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 12, 2008 (SEC File No. 000-26844).

4.6	Form of Global Security for the 2.75% Convertible Senior Notes due 2013 (included in Exhibit 4.5).

4.7
Second Supplemental Indenture, dated June 29, 2012, by and between the Company and The Bank of New York Mellon Trust Company, N.A. Incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 2, 2012 (SEC File No. 000-26844).

4.8	Form of Global Security for the 4.50% Convertible Senior Notes due 2015 (included in Exhibit 4.7).

4.9	Form of Debt Securities Indenture. Incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-3, filed on October 26, 2010 (SEC File No. 333-170148).

10.1	Amended and Restated Asset Purchase Agreement, dated September 12, 2007, by and between the Company and Intel Corporation. See Exhibit 2.1.

10.2	Transition Services Agreement, dated September 12, 2007, by and between the Company and Intel Corporation. See Exhibit 2.2

10.3	Warranty Services Agreement, dated September 12, 2007, by and between the Company and Intel Corporation. See Exhibit 2.3

10.4*
RadiSys Corporation 1995 Stock Incentive Plan, as amended. Incorporated by reference from Exhibit (d)(1) to the Tender Offer Statement filed by the Company on Schedule TO-I, filed July 31, 2003 (SEC File No. 005-49160).

10.5*
Form of Notice of Stock Option Grant for the 1995 Stock Incentive Plan. Incorporated by reference from Exhibit (d)(3) to the Tender Offer Statement filed by the Company on Schedule TO-I, filed July 31, 2003 (SEC File No. 005-49160).

10.6*
Form of Restricted Stock Grant Agreement for the 1995 Stock Incentive Plan. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed on May 9, 2006 (SEC File No. 000-26844).

10.7*
RadiSys Corporation 1996 Employee Stock Purchase Plan, as amended through June 26, 2012. Incorporated by reference from Appendix D to the Company’s Proxy Statement on Schedule 14A, filed on May 17, 2012 (SEC File No. 000-26844).

10.8*
RadiSys Corporation 2001 Nonqualified Stock Option Plan, as amended. Incorporated by reference from Exhibit (d)(2) to the Tender Offer Statement filed by the Company on Schedule TO-I, filed July 31, 2003 (SEC File No. 005-49160).

10.9*
Form of Notice of Stock Option Grant for the 2001 Nonqualified Stock Option Plan. Incorporated by reference from Exhibit (d)(4) to the Tender Offer Statement filed by the Company on Schedule TO-I, filed July 31, 2003 (SEC File No. 005-49160).

10.10*
RadiSys Corporation Deferred Compensation Plan. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, filed on May 15, 2001 (SEC File No. 000-26844).

10.11*
RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006 (SEC File No. 333-137060).

10.12*
Form of Notice of Option Grant for United States employees for the RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006 (SEC File No. 333-137060).

10.13*
Form of Notice of Option Grant for Canada employees for the RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on September 1, 2006 (SEC File No. 333-137060).

10.14*
Form of Notice of Option Grant for international employees for the RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006 (SEC File No. 333-137060).

10.15*
Form of Notice of Option Grant for China employees for the RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.8 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006 (SEC File No. 333-137060).

10.16*
Form of Restricted Stock Grant Agreement for the RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.9 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006 (SEC File No. 333-137060).

10.17*
Form of Restricted Stock Unit Grant Agreement for the RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.10 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006 (SEC File No. 333-137060).

10.18*
RadiSys Corporation 2007 Stock Plan, as amended through June 26, 2012. Incorporated by reference from Appendix C to the Company’s Proxy Statement on Schedule 14A, filed on May 17, 2012 (SEC File No. 000-26844).

10.19*
Form of Overlay Plan Award Agreement for Performance-Based Restricted Stock Units under the RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2012 (SEC File No. 000-26844).

10.20*
Form of Notice of Option Grant for United States employees for the RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007 (SEC File No. 333-142968).

10.21*
Form of Notice of Option Grant for Canada employees for the RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.6 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007 (SEC File No. 333-142968).

10.22*
Form of Notice of Option Grant for China employees for the RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007 (SEC File No. 333-142968).

10.23*
Form of Notice of Option Grant for international employees for the RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.8 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007 (SEC File No. 333-142968).

10.24*
Form of Restricted Stock Unit Grant Agreement for the RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.9 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007 (SEC File No. 333-142968).

10.25*
RadiSys Corporation Long-Term Incentive Plan (as amended and restated). Incorporated by reference from Appendix C to the Company’s Proxy Statement on Schedule 14A, filed on July 6, 2010 (SEC File No. 000-26844).

10.26*
First Amendment to RadiSys Corporation Long-Term Incentive Plan (as amended and restated). Incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 10, 2012 (SEC File No. 000-26844).

10.27*
Form of LTIP Tranche #2 Award Agreement for Performance-Based Restricted Stock Units under the RadiSys Corporation Long-Term Incentive Plan (as amended and restated). Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 10, 2012 (SEC File No. 000-26844).

10.28*
RadiSys Corporation Inducement Stock Plan for CCPU Employees. Incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-8, filed on May 3, 2011 (SEC File No. 333-173885).

10.29*
Form of Notice of Option Grant for United States employees for the RadiSys Corporation Inducement Stock Plan for CCPU Employees. Incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed on May 3, 2011 (SEC File No. 333-173885).

10.30*
Form of Notice of Option Grant for international employees for the RadiSys Corporation Inducement Stock Plan for CCPU Employees. Incorporated by reference from Exhibit 4.6 to the Company’s Registration Statement on Form S-8, filed on May 3, 2011 (SEC File No. 333-173885).

10.31*
Form of Restricted Stock Unit Grant Agreement for United States employees for the RadiSys Corporation Inducement Stock Plan for CCPU Employees. Incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-8, filed on May 3, 2011 (SEC File No. 333-173885).

10.32*
Form of Restricted Stock Unit Grant Agreement for international employees for the RadiSys Corporation Inducement Stock Plan for CCPU Employees. Incorporated by reference from Exhibit 4.8 to the Company’s Registration Statement on Form S-8, filed on May 3, 2011 (SEC File No. 333-173885).

10.33*
Sixth Amended and Restated Continuous Computing Corporation 1998 Stock Incentive Plan. Incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-8, filed on July 13, 2011 (SEC File No. 333-175510).

10.34*
Amendment to Sixth Amended and Restated Continuous Computing Corporation 1998 Stock Incentive Plan, dated June 23, 2011. Incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed on July 13, 2011 (SEC File No. 333-175510).

10.35*
Amendment to Sixth Amended and Restated Continuous Computing Corporation 1998 Stock Incentive Plan, dated July 6, 2011. Incorporated by reference from Exhibit 4.6 to the Company’s Registration Statement on Form S-8, filed on July 13, 2011 (SEC File No. 333-175510).

10.36*
Notice of Option Assumption and Conversion under the Sixth Amended and Restated Continuous Computing Corporation 1998 Stock Incentive Plan for U.S. employees. Incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-8, filed on July 13, 2011 (SEC File No. 333-175510).

10.37*
Notice of Option Assumption and Conversion under the Sixth Amended and Restated Continuous Computing Corporation 1998 Stock Incentive Plan for non-U.S. employees. Incorporated by reference from Exhibit 4.8 to the Company’s Registration Statement on Form S-8, filed on July 13, 2011 (SEC File No. 333-175510).

10.38*
Employment Agreement, dated April 30, 2011, by and between the Company and Michel A. Dagenais. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 3, 2011 (SEC File No. 000-26844).

10.39*
Executive Change of Control Agreement, dated May 2, 2011, between the Company and Michel A. Dagenais. Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 3, 2011 (SEC File No. 000-26844).

10.40*
Executive Severance Agreement, dated May 2, 2011, between the Company and Michel A. Dagenais. Incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 3, 2011 (SEC File No. 000-26844).

10.41*
Amended and Restated Executive Change of Control Agreement, dated October 1, 2012, between the Company and Brian Bronson. Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 2, 2012 (SEC File No. 000-26844).

10.42*
Amended and Restated Executive Severance Agreement, dated October 1, 2012, between the Company and Brian Bronson. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2012 (SEC File No. 000-26844).

10.43*
Amended and Restated Executive Change of Control Agreement, dated February 1, 2013, between the Company and Allen Muhich. Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 6, 2013 (SEC File No. 000-26844).

10.44*
Amended and Restated Executive Severance Agreement, dated February 1, 2013, between the Company and Allen Muhich. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 6, 2013 (SEC File No. 000-26844).

10.45*
Executive Change of Control Agreement, dated August 2, 2012, between the Company and Fred Barden. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed on November 2, 2012 (SEC File No. 000-26844).

10.46*
Amended and Restated Executive Severance Agreement, dated August 2, 2012, between the Company and Fred Barden. Incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed on November 2, 2012 (SEC File No. 000-26844).

10.47*
Executive Change of Control Agreement, dated August 1, 2012, between the Company and Keate Despain. Incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed on November 2, 2012 (SEC File No. 000-26844).

10.48*
Executive Severance Agreement, dated August 1, 2012, between the Company and Keate Despain. Incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed on November 2, 2012 (SEC File No. 000-26844).

10.49*
Amended and Restated Executive Change of Control Agreement, dated August 3, 2012, between the Company and Amit Agarwal. Incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed on November 2, 2012 (SEC File No. 000-26844).

10.50*
Amended and Restated Executive Severance Agreement, dated August 3, 2012, between the Company and Amit Agarwal. Incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed on November 2, 2012 (SEC File No. 000-26844).

10.51*
Form of Indemnity Agreement for directors and officers of the Company. Incorporated by reference from Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 2, 2007.

10.52*
Form of Indemnification Agreement (for directors and the CEO/CFO). Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 14, 2011 (SEC File No. 000-26844).

10.53*
Form of Indemnification Agreement (for certain executive officers). Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 14, 2011 (SEC File No. 000-26844).

10.54
Dawson Creek II Lease, dated March 21, 1997, incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, filed on August 13, 1997 (SEC File No. 000-26844).

10.55
Amended and Restated Loan and Security Agreement, dated November 1, 2011, between the Company and Silicon Valley Bank. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed on November 4, 2011 (SEC File No. 000-26844).

10.56
Amendment No. 1 to Amended and Restated Loan and Security Agreement and Consent, dated as of December 22, 2011, by and between the Company and Silicon Valley Bank. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2011 (SEC File No. 000-26844).

10.57
Consent, dated as of June 20, 2012, by and between the Company and Silicon Valley Bank. Incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed on August 3, 2012 (SEC File No. 000-26844).

10.58
Amendment No. 2 to Amended and Restated Loan and Security Agreement, dated as of October 29, 2012, by and between the Company and Silicon Valley Bank. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 30, 2012 (SEC File No. 000-26844).

10.59
Form of Subscription Agreement, dated June 20, 2012, by and between the Company and each participating holder. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2012 (SEC File No. 000-26844).

10.60
Form of Registration Rights Agreement, dated June 29, 2012, by and between the Company and each participating holder. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2012 (SEC File No. 000-26844).

12**	Computation of Ratio of Earnings to Fixed Charges.

21.1**	List of Subsidiaries.

23.1**	Consent of KPMG LLP.

31.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS****	XBRL Instance Document

101.SCH****	XBRL Taxonomy Extension Schema

101.CAL****	XBRL Taxonomy Extension Calculation Linkbase

101.LAB****	XBRL Taxonomy Extension Label Linkbase

101.PRE****	XBRL Taxonomy Presentation Linkbase

101.DEF****	XBRL Taxonomy Definition Linkbase

*	This Exhibit constitutes a management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.
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
Brian Bronson
Chief Executive Officer and President

Dated: March 7, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 7, 2013.

Signature	Title

/s/ Brian Bronson	Chief Executive Officer, President, and Director
Brian Bronson	(Principal Executive Officer)

/s/ Allen Muhich	Chief Financial Officer, Vice President of Finance, and Secretary
Allen Muhich	(Principal Financial and Accounting Officer)

Directors:

/s/ C. Scott Gibson	Chairman of the Board and Director
C. Scott Gibson

/s/ Hubert de Pesquidoux	Director
Hubert de Pesquidoux

/s/ Kevin C. Melia	Director
Kevin C. Melia

/s/ David Nierenberg	Director
David Nierenberg

/s/ Niel Ransom	Director
Niel Ransom

/s/ Lorene K. Steffes	Director
Lorene K. Steffes

/s/ Vincent H. Tobkin	Director
Vincent H. Tobkin

EXHIBIT INDEX

Exhibit No	Description
2.1
Amended and Restated Asset Purchase Agreement, dated September 12, 2007, by and between the Company and Intel Corporation. Incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K/A, filed on November 1, 2007 (SEC File No. 000-26844).

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

2.4
Arrangement Agreement among the Company, Convedia Corporation and RadiSys Canada Inc., effective as of July 26, 2006. Incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 28, 2006 (SEC File No. 000-26844).

2.5
Agreement and Plan of Merger, dated May 2, 2011, by and among the Company, RadiSys Holdings, Inc., Continuous Computing Corporation and Shareholder Representative Services LLC. Incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 3, 2011 (SEC File No. 000-26844).

2.6
Amendment No. 1 to Agreement and Plan of Merger, dated June 22, 2011, by and among the Company, RadiSys Holdings, Inc., Continuous Computing Corporation and Shareholder Representative Services LLC. Incorporated by reference from Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on July 11, 2011 (SEC File No. 000-26844).

3.1
Second Restated Articles of Incorporation and amendments thereto. Incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006 (SEC File No. 333-137060), as amended by the Articles of Amendment incorporated by reference from Exhibit 3.1 in the Company’s Current Report on Form 8-K filed on January 30, 2008 (SEC File No. 000-26844).

3.2
Amended and Restated Bylaws and amendments thereto. Incorporated by reference from Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed on August 3, 2012 (SEC File No. 000-26844).

4.1	Second Restated Articles of Incorporation and amendments thereto. See Exhibit 3.1.

4.2	Amended and Restated Bylaws and amendments thereto. See Exhibit 3.2.

4.3	Specimen Common Stock Certificate. Incorporated by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006 (SEC File No. 333-137060).

4.4
Indenture, dated February 12, 2008, by and between the Company and The Bank of New York Trust Company, N.A. Incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 12, 2008 (SEC File No. 000-26844).

4.5
First Supplemental Indenture, dated February 12, 2008, by and between the Company and The Bank of New York Trust Company, N.A. Incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 12, 2008 (SEC File No. 000-26844).

4.6	Form of Global Security for the 2.75% Convertible Senior Notes due 2013 (included in Exhibit 4.5).

4.7
Second Supplemental Indenture, dated June 29, 2012, by and between the Company and The Bank of New York Mellon Trust Company, N.A. Incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 2, 2012 (SEC File No. 000-26844).

4.8	Form of Global Security for the 4.50% Convertible Senior Notes due 2015 (included in Exhibit 4.7).

4.9	Form of Debt Securities Indenture. Incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-3, filed on October 26, 2010 (SEC File No. 333-170148).

10.1	Amended and Restated Asset Purchase Agreement, dated September 12, 2007, by and between the Company and Intel Corporation. See Exhibit 2.1.

10.2	Transition Services Agreement, dated September 12, 2007, by and between the Company and Intel Corporation. See Exhibit 2.2

10.3	Warranty Services Agreement, dated September 12, 2007, by and between the Company and Intel Corporation. See Exhibit 2.3

10.4*
RadiSys Corporation 1995 Stock Incentive Plan, as amended. Incorporated by reference from Exhibit (d)(1) to the Tender Offer Statement filed by the Company on Schedule TO-I, filed July 31, 2003 (SEC File No. 005-49160).

10.5*
Form of Notice of Stock Option Grant for the 1995 Stock Incentive Plan. Incorporated by reference from Exhibit (d)(3) to the Tender Offer Statement filed by the Company on Schedule TO-I, filed July 31, 2003 (SEC File No. 005-49160).

10.6*
Form of Restricted Stock Grant Agreement for the 1995 Stock Incentive Plan. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed on May 9, 2006 (SEC File No. 000-26844).

10.7*
RadiSys Corporation 1996 Employee Stock Purchase Plan, as amended through June 26, 2012. Incorporated by reference from Appendix D to the Company’s Proxy Statement on Schedule 14A, filed on May 17, 2012 (SEC File No. 000-26844).

10.8*
RadiSys Corporation 2001 Nonqualified Stock Option Plan, as amended. Incorporated by reference from Exhibit (d)(2) to the Tender Offer Statement filed by the Company on Schedule TO-I, filed July 31, 2003 (SEC File No. 005-49160).

10.9*
Form of Notice of Stock Option Grant for the 2001 Nonqualified Stock Option Plan. Incorporated by reference from Exhibit (d)(4) to the Tender Offer Statement filed by the Company on Schedule TO-I, filed July 31, 2003 (SEC File No. 005-49160).

10.10*
RadiSys Corporation Deferred Compensation Plan. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, filed on May 15, 2001 (SEC File No. 000-26844).

10.11*
RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006 (SEC File No. 333-137060).

10.12*
Form of Notice of Option Grant for United States employees for the RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006 (SEC File No. 333-137060).

10.13*
Form of Notice of Option Grant for Canada employees for the RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on September 1, 2006 (SEC File No. 333-137060).

10.14*
Form of Notice of Option Grant for international employees for the RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006 (SEC File No. 333-137060).

10.15*
Form of Notice of Option Grant for China employees for the RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.8 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006 (SEC File No. 333-137060).

10.16*
Form of Restricted Stock Grant Agreement for the RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.9 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006 (SEC File No. 333-137060).

10.17*
Form of Restricted Stock Unit Grant Agreement for the RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.10 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006 (SEC File No. 333-137060).

10.18*
RadiSys Corporation 2007 Stock Plan, as amended through June 26, 2012. Incorporated by reference from Appendix C to the Company’s Proxy Statement on Schedule 14A, filed on May 17, 2012 (SEC File No. 000-26844).

10.19*
Form of Overlay Plan Award Agreement for Performance-Based Restricted Stock Units under the RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2012 (SEC File No. 000-26844).

10.20*
Form of Notice of Option Grant for United States employees for the RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007 (SEC File No. 333-142968).

10.21*
Form of Notice of Option Grant for Canada employees for the RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.6 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007 (SEC File No. 333-142968).

10.22*
Form of Notice of Option Grant for China employees for the RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007 (SEC File No. 333-142968).

10.23*
Form of Notice of Option Grant for international employees for the RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.8 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007 (SEC File No. 333-142968).

10.24*
Form of Restricted Stock Unit Grant Agreement for the RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.9 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007 (SEC File No. 333-142968).

10.25*
RadiSys Corporation Long-Term Incentive Plan (as amended and restated). Incorporated by reference from Appendix C to the Company’s Proxy Statement on Schedule 14A, filed on July 6, 2010 (SEC File No. 000-26844).

10.26*
First Amendment to RadiSys Corporation Long-Term Incentive Plan (as amended and restated). Incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 10, 2012 (SEC File No. 000-26844).

10.27*
Form of LTIP Tranche #2 Award Agreement for Performance-Based Restricted Stock Units under the RadiSys Corporation Long-Term Incentive Plan (as amended and restated). Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 10, 2012 (SEC File No. 000-26844).

10.28*
RadiSys Corporation Inducement Stock Plan for CCPU Employees. Incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-8, filed on May 3, 2011 (SEC File No. 333-173885).

10.29*
Form of Notice of Option Grant for United States employees for the RadiSys Corporation Inducement Stock Plan for CCPU Employees. Incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed on May 3, 2011 (SEC File No. 333-173885).

10.30*
Form of Notice of Option Grant for international employees for the RadiSys Corporation Inducement Stock Plan for CCPU Employees. Incorporated by reference from Exhibit 4.6 to the Company’s Registration Statement on Form S-8, filed on May 3, 2011 (SEC File No. 333-173885).

10.31*
Form of Restricted Stock Unit Grant Agreement for United States employees for the RadiSys Corporation Inducement Stock Plan for CCPU Employees. Incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-8, filed on May 3, 2011 (SEC File No. 333-173885).

10.32*
Form of Restricted Stock Unit Grant Agreement for international employees for the RadiSys Corporation Inducement Stock Plan for CCPU Employees. Incorporated by reference from Exhibit 4.8 to the Company’s Registration Statement on Form S-8, filed on May 3, 2011 (SEC File No. 333-173885).

10.33*
Sixth Amended and Restated Continuous Computing Corporation 1998 Stock Incentive Plan. Incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-8, filed on July 13, 2011 (SEC File No. 333-175510).

10.34*
Amendment to Sixth Amended and Restated Continuous Computing Corporation 1998 Stock Incentive Plan, dated June 23, 2011. Incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed on July 13, 2011 (SEC File No. 333-175510).

10.35*
Amendment to Sixth Amended and Restated Continuous Computing Corporation 1998 Stock Incentive Plan, dated July 6, 2011. Incorporated by reference from Exhibit 4.6 to the Company’s Registration Statement on Form S-8, filed on July 13, 2011 (SEC File No. 333-175510).

10.36*
Notice of Option Assumption and Conversion under the Sixth Amended and Restated Continuous Computing Corporation 1998 Stock Incentive Plan for U.S. employees. Incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-8, filed on July 13, 2011 (SEC File No. 333-175510).

10.37*
Notice of Option Assumption and Conversion under the Sixth Amended and Restated Continuous Computing Corporation 1998 Stock Incentive Plan for non-U.S. employees. Incorporated by reference from Exhibit 4.8 to the Company’s Registration Statement on Form S-8, filed on July 13, 2011 (SEC File No. 333-175510).

10.38*
Employment Agreement, dated April 30, 2011, by and between the Company and Michel A. Dagenais. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 3, 2011 (SEC File No. 000-26844).

10.39*
Executive Change of Control Agreement, dated May 2, 2011, between the Company and Michel A. Dagenais. Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 3, 2011 (SEC File No. 000-26844).

10.40*
Executive Severance Agreement, dated May 2, 2011, between the Company and Michel A. Dagenais. Incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 3, 2011 (SEC File No. 000-26844).

10.41*
Amended and Restated Executive Change of Control Agreement, dated October 1, 2012, between the Company and Brian Bronson. Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 2, 2012 (SEC File No. 000-26844).

10.42*
Amended and Restated Executive Severance Agreement, dated October 1, 2012, between the Company and Brian Bronson. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2012 (SEC File No. 000-26844).

10.43*
Amended and Restated Executive Change of Control Agreement, dated February 1, 2013, between the Company and Allen Muhich. Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 6, 2013 (SEC File No. 000-26844).

10.44*
Amended and Restated Executive Severance Agreement, dated February 1, 2013, between the Company and Allen Muhich. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 6, 2013 (SEC File No. 000-26844).

10.45*
Executive Change of Control Agreement, dated August 2, 2012, between the Company and Fred Barden. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed on November 2, 2012 (SEC File No. 000-26844).

10.46*
Amended and Restated Executive Severance Agreement, dated August 2, 2012, between the Company and Fred Barden. Incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed on November 2, 2012 (SEC File No. 000-26844).

10.47*
Executive Change of Control Agreement, dated August 1, 2012, between the Company and Keate Despain. Incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed on November 2, 2012 (SEC File No. 000-26844).

10.48*
Executive Severance Agreement, dated August 1, 2012, between the Company and Keate Despain. Incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed on November 2, 2012 (SEC File No. 000-26844).

10.49*
Amended and Restated Executive Change of Control Agreement, dated August 3, 2012, between the Company and Amit Agarwal. Incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed on November 2, 2012 (SEC File No. 000-26844).

10.50*
Amended and Restated Executive Severance Agreement, dated August 3, 2012, between the Company and Amit Agarwal. Incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed on November 2, 2012 (SEC File No. 000-26844).

10.51*
Form of Indemnity Agreement for directors and officers of the Company. Incorporated by reference from Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 2, 2007.

10.52*
Form of Indemnification Agreement (for directors and the CEO/CFO). Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 14, 2011 (SEC File No. 000-26844).

10.53*
Form of Indemnification Agreement (for certain executive officers). Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 14, 2011 (SEC File No. 000-26844).

10.54
Dawson Creek II Lease, dated March 21, 1997, incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, filed on August 13, 1997 (SEC File No. 000-26844).

10.55
Amended and Restated Loan and Security Agreement, dated November 1, 2011, between the Company and Silicon Valley Bank. Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed on November 4, 2011 (SEC File No. 000-26844).

10.56
Amendment No. 1 to Amended and Restated Loan and Security Agreement and Consent, dated as of December 22, 2011, by and between the Company and Silicon Valley Bank. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2011 (SEC File No. 000-26844).

10.57
Consent, dated as of June 20, 2012, by and between the Company and Silicon Valley Bank. Incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed on August 3, 2012 (SEC File No. 000-26844).

10.58
Amendment No. 2 to Amended and Restated Loan and Security Agreement, dated as of October 29, 2012, by and between the Company and Silicon Valley Bank. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 30, 2012 (SEC File No. 000-26844).

10.59
Form of Subscription Agreement, dated June 20, 2012, by and between the Company and each participating holder. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2012 (SEC File No. 000-26844).

10.60
Form of Registration Rights Agreement, dated June 29, 2012, by and between the Company and each participating holder. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2012 (SEC File No. 000-26844).

12**	Computation of Ratio of Earnings to Fixed Charges.

21.1**	List of Subsidiaries.

23.1**	Consent of KPMG LLP.

31.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS****	XBRL Instance Document

101.SCH****	XBRL Taxonomy Extension Schema

101.CAL****	XBRL Taxonomy Extension Calculation Linkbase

101.LAB****	XBRL Taxonomy Extension Label Linkbase

101.PRE****	XBRL Taxonomy Presentation Linkbase

101.DEF****	XBRL Taxonomy Definition Linkbase

*	This Exhibit constitutes a management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.
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