Form 10-K/A
period 2012-12-31
RADISYS CORP
filed 2013-04-29
CIK 873044

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
Number of shares of common stock outstanding as of April 19, 2013: 28,613,467
DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this "Amendment") amends Radisys Corporation's (the "Company") Annual Report on Form 10-K for the fiscal year ended December 31, 2012, originally filed with the Securities and Exchange Commission (the "SEC") on March 7, 2013 (the "Original Filing"). We are filing this Amendment to include the information required by Part III of Form 10-K, which was not included in the Original Filing because we planned to include such information in a definitive Proxy Statement. However, we will not file a definitive Proxy Statement with the SEC within 120 days after the end of our fiscal year ended December 31, 2012. Accordingly, such information is included in our Form 10-K by this Amendment.
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

RADISYS CORPORATION
FORM 10-K/A

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

Name	Age	Position
C. Scott Gibson	60	Chairman of the Board
Brian Bronson	41	Director, President and Chief Executive Officer
Hubert de Pesquidoux	47	Director
Kevin C. Melia	65	Director
David Nierenberg	59	Director
M. Niel Ransom	63	Director
Lorene K. Steffes	67	Director
Vincent H. Tobkin	61	Director

C. Scott Gibson has served as a Director since June 1993 and as Chairman of our Board of Directors since October 2002. From January 1983 through February 1992, Mr. Gibson co-founded and served as Chief Financial Officer and Senior VP of Operations, then Executive VP and Chief Operating Officer and finally President and Co-Chief Executive Officer of Sequent Computer Systems, Inc. (“Sequent”), a computer systems company. Before co-founding Sequent, Mr. Gibson served as General Manager, Memory Components Operation, at Intel Corporation. Since March 1992, Mr. Gibson has been a director to high technology companies as his full time occupation. Mr. Gibson serves on the boards of several other companies and non-profit organizations, including Triquint Semiconductor, Inc., Pixelworks, Inc., NW Natural, and non-profits St. Johns Medical Center, and Community Foundation of Jackson Hole. During the past five years, Mr. Gibson was previously a director of Verigy, Pty. and Electroglas, Inc. Each of the boards of directors of the public companies for which Mr. Gibson serves as an audit committee member has determined that he is an "audit committee financial expert" as that term is defined by the rules and regulations of the SEC. Mr. Gibson holds a B.S.E.E. and a M.B.A. from the University of Illinois.

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

Brian Bronson joined us in 1999 and has been an officer since 2000. From July 2011 through October 2012, he served as our President and Chief Financial Officer. In October 2012, he was named our Chief Executive Officer and President. He was also appointed to serve as a director by the Board on October 2, 2012, to hold the term ending at the upcoming meeting of shareholders. Prior to his being named as our Chief Financial Officer in November 2006, Mr. Bronson held the positions of our Vice President of Finance and Business Development and Treasurer and Chief Accounting Officer. Before joining Radisys, from 1995 to 1999, Mr. Bronson held a number of financial management roles at Tektronix, Inc. where he was responsible for investor relations, finance and accounting functions for both domestic and international operations. Prior to joining Tektronix, Inc., Mr. Bronson practiced as a Certified Public Accountant with the accounting firm Deloitte and Touche, LLP. Mr. Bronson holds a bachelors degree in Business Administration and Communications from Oregon State University.
We believe that Mr. Bronson's qualifications to serve as a Director include his 18 years of experience in the technology industry, which provides valuable leadership to the Board and to the Company. His 14 years of experience in key positions throughout the Company allows him to provide valuable perspective to the Board on the Company's operations and finances. Mr. Bronson also brings to the Board his experience as a Certified Public Accountant. The Board believes the combination of these experiences provides valuable insight and perspective to the Board.

Hubert de Pesquidoux was appointed to serve as a director by the Board on April 11, 2012, to hold the term ending at the upcoming meeting of shareholders. Mr. de Pesquidoux is the former Chief Financial Officer of Alcatel-Lucent and former President and Chief Executive Officer of the Enterprise Business Group of Alcatel-Lucent. In his nearly 20-year career at Alcatel-Lucent SA (and its predecessor, Alcatel), Mr. de Pesquidoux's executive positions included President and Chief Executive Officer of Alcatel North America; Chief Operating Officer of Alcatel USA; President and Chief Executive Officer of Alcatel Canada; Chief Financial Officer of Alcatel USA and Treasurer of Alcatel Alsthom. He joined Alcatel in 1991 after several years in the banking industry. Mr. de Pesquidoux also previously served as Chairman of the Board at Tekelec, and is a member of the Board and Chairman of the Audit Committee of Criteo and is an Executive Partner at Siris Capital. He is also a member of the Board and Chairman of the Audit Committee of Sequans Communications, a member of the Board and Chairman of the Audit Committee of Mavenir Systems, and a member of the Board of Albaix Energy. Mr. de Pesquidoux holds a master's degree in law and a master's degree in business from the Institute for Political Studies (Sciences Po) in Paris and a DESS in Finance from Paris Dauphine University.

We believe that Mr. de Pesquidoux' qualifications to serve as director include his over 20 years of experience of financial and operational management in the telecommunications industry in the U.S., Canada and Europe. This experience gives Mr. de Pesquidoux a deep understanding of the high technology industry both on the service provider side and the large to small enterprise side, including knowledge relating to sales and marketing, R&D, finance, IT and supply chain. As the founder and owner of a private consulting and advisory firm, Mr. de Pesquidoux brings to the board additional financial and technical expertise. His experience on boards of other companies within our industry, including his former Chairman position at Tekelec, further augment his range of knowledge and understanding of Corporate Governance providing experience on which he can draw while serving as a member of our Board. He also qualifies as an "audit committee financial expert" from his experience as a Chief Financial Officer of a large public company and his professional qualifications which give him enhanced expertise to assist the Board with its financial oversight function.

Kevin C. Melia has served as a Director since July 2003. Mr. Melia is a past non-executive Chairman of the Vette Corp., a private company in the thermal management business. Mr. Melia is a past Chairman of the Board of IONA Technologies PLC, a leading middleware software company. Prior to joining IONA Technologies, Inc., he was the Co-Founder and Chief Executive Officer of Manufacturers' Services Ltd. (“MSL”) from June 1994 to January 2003. MSL was a leading company in the electronics manufacturing services industry. Mr. Melia also served as Chairman of the Board of MSL from June 1994 to January 2003. Prior to establishing MSL, he held a number of senior executive positions over a five-year period at Sun Microsystems, initially as their Executive Vice President of Operations, then as President of Sun Microsystems Computer Company, a Sun Microsystems subsidiary, and finally as Chief Financial Officer of Sun Microsystems Corporation. Mr. Melia also held a number of senior executive positions in operations and finance over a sixteen-year career at Digital Equipment Corporation. Mr. Melia is a past member of the board of directors of Manugistics Group Inc., a supply chain software application company, and is a past member of the board of directors of Eircom PLC, a leading telecom company in Ireland. He is also a past advisory director of Boulder Brook Partners LLC, a private investment company. He is currently a member of the advisory board of C&S Wholesale Grocers and a director of Merrion Capital, a private financial services firm. He is also a member of the board of directors of Greatbatch Company, DCC PLC, and Analogic Corporation and a past member of the board of directors of Horizon Technologies, a European systems integration and distribution company. Mr. Melia is a Chartered Accountant and holds a joint diploma in Management Accounting from the Accounting Institutes of the U.K. and Ireland.

We believe that Mr. Melia's qualifications to serve as a Director include his experience as a senior executive in the U.S. and Europe with a number of global technology companies including his co-founding and taking public of a leading company in the electronics manufacturing outsourcing sector in addition to his management and corporate governance expertise. In addition, Mr. Melia's experience with mergers and acquisitions and private equity gives him broad understanding of corporate investments and acquisitions. He also qualifies as an "audit committee financial expert" from his experience as a Chief Financial Officer of a large public company and his professional qualifications which give him enhanced expertise to assist the Board with its financial oversight function.

David Nierenberg has served as a Director since March 2011. Mr. Nierenberg is the Founder and President of Nierenberg Investment Management Company, Inc. in Camas, Washington, which manages The D3 Family Funds. Prior to founding Nierenberg Investment Management Company in 1996, Mr. Nierenberg was a General Partner at Trinity Ventures, a venture capital fund, where he invested in financial services, healthcare and turnarounds. Prior to 1985, he was a Partner with Bain & Company, a business and strategy consulting firm. Mr. Nierenberg is Chairman of the Advisory Board of the Millstein Center for Corporate Governance and Performance at Columbia Law School. He also serves on the Washington State Investment Board. He is Chairman of PSA Healthcare, a provider of pediatric home care services, and a member of the board of directors of Electro Scientific Industries, Inc., a designer and manufacturer of sophisticated production equipment used by microelectronics manufacturers, and Kuni Automotive Group, an auto dealership company. Mr. Nierenberg received his B.A. in History from Yale College and his J.D. from Yale Law School. He is a retired member of the Massachusetts bar.

We believe that Mr. Nierenberg's qualifications to serve as a Director include his significant expertise in strategic planning and corporate governance. He also brings broad-based business knowledge to the Board.

M. Niel Ransom has served as a Director since August 2010. Mr. Ransom is a principal of Ransomshire Associates, Inc., an advisory firm he founded in 2005. He also serves as a board member of Capella, a provider of wavelength selective switch modules; Cyan Optics, a provider of packet-optical transport platforms; Polatis, a provider of high performance optical switch solutions in optical communications; and MultiPhy, a provider of integrated circuits for high-speed optical communications. During the last five years, Mr. Ransom was previously a director of ECI Telecom, a provider of networking infrastructure equipment and Applied Micro, a processor and communication device manufacturer. Previously, as worldwide CTO of Alcatel and a member of its Executive Committee, he was responsible for research, corporate strategy, intellectual property and R&D investment. Prior to that, he directed Alcatel's access and metro optical business in North America. Earlier in his career, he directed the Advanced Technology Systems Center at BellSouth and various development and applied research organizations in voice and data switching at Bell Laboratories. He holds a Ph.D. in electrical engineering from the University of Notre Dame, BSEE and MSEE degrees from Old Dominion University, and an MBA from the University of Chicago.

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

Lorene K. Steffes has served as a Director since January 2005. Ms. Steffes is an independent business advisor with executive, business management and technical experience in telecommunications, information technology and high tech industries. From July 1999 to October 2003, she was an executive at IBM Corporation where she served as Vice President and General Manager, Global Electronics Industry. She was based in Tokyo for a time as IBM Vice President, Asia Pacific marketing and sales of solutions for the Telecommunications, Media & Entertainment and Energy & Utilities industries. Prior to her assignment in the Asia Pacific region, she was Vice President of software group services for IBM's middleware products. Ms. Steffes was appointed President and Chief Executive Officer of Transarc Corporation, Inc. in 1997. Prior to this appointment, she worked for 15 years in the telecommunications industry at Ameritech, AT&T Bell Laboratories and AT&T Network Systems. Ms. Steffes is a director on the board of PNC Financial Services Corporation and PNC Bank, NA, and a member of Women Corporate Directors (WCD) and the National Association of Corporate Directors (NACD). She was formerly a member of the Northern Illinois University College of Liberal Arts and Sciences advisory board and was formerly a trustee on the Carlow College Board in Pittsburgh. She holds a BS in Mathematics and MS in Computer Science from Northern Illinois University.

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

Vincent H. Tobkin was appointed to serve as a director by the Board on May 11, 2012, to hold the term ending at the upcoming meeting of shareholders. Mr. Tobkin is a senior advisor, retired director and global telecom/technology practice leader of Bain & Company, serving from 1992 to 2009. He joined Bain & Company after serving as a general partner and a founder of Sierra Ventures in 1984. He was a partner and consultant with McKinsey and Company from 1976 to 1984. Mr. Tobkin has been a director of Tellabs since 2010. Mr. Tobkin holds J.D. and M.B.A. degrees from Harvard University and S.B. and S.M. degrees from the Massachusetts Institute of Technology.

We believe that Mr. Tobkin's qualifications to serve as a director include his vast knowledge of the telecommunications industry and business practices, which will assist the Board and management in focusing on executing strategy. He has public company board experience and has advised public companies and their executives throughout most of his career.

Executive Officers

Set forth in the table below is the name, age and position with the Company of each of our executive officers:

Name	Age	Position
Brian Bronson	41	President and Chief Financial Officer
Amit Agarwal	45	Vice President and General Manager, Software and Solutions
Keate Despain	44	Vice President and General Manager, Platforms
Allen Muhich	46	Chief Financial Officer

See Brian Bronson's biography above.

Amit Agarwal joined us in July 2011 as Vice President and General Manager for our Software and Solutions business unit, which includes Trillium software and media resource function products and services to provide customer specific solutions using Radisys off the shelf hardware and software components. Mr. Agarwal was named an executive officer in 2012. Mr. Agarwal was previously Continuous Computing's Chief Operating Officer from January 2010 to July 2011 and Senior Vice President of Engineering from October 2006 to December 2009. Prior to joining Continuous Computing, Mr. Agarwal held various senior engineering management positions with Trillium and Intel Corporation. Mr. Agarwal holds a Masters degree in telecommunications systems from the Indian Institute of Technology (IIT), Kharagpur, India.

Keate Despain joined us in 2007. In May 2011, he was named Vice President & General Manager of our Platforms business unit. He was named an executive officer in January 2012. Before joining Radisys, Mr. Despain held various marketing leadership positions with Intel Corporation from 1994 to 2007 where he led various groups in the Embedded Microprocessor Group focusing on the communications segment, embedded software, channel management and product marketing. Mr. Despain holds an MBA degree from Arizona State University.

Allen Muhich joined us in May 2011 as our Vice President of Finance. In October 2012, he was named our Interim Chief Financial Officer, and on February 1, 2013, he was confirmed as Chief Financial Officer . Prior to joining us, Mr. Muhich was employed by Merix Corporation, serving as Vice President of Finance in 2007, and as Vice President and Corporate Controller from 2008 to 2010, where he was responsible for Global Finance, Accounting and Investor Relations. Mr. Muhich has also held financial management positions at Tripwire, Danaher Corporation, Xerox Corporation, and Tektronix, Inc. Mr. Muhich has over 20 years of public company experience in finance and accounting functions focused on manufacturing, growth and technology businesses. Mr. Muhich holds a B.A. degree in Accounting from Western Washington University.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics applicable to each of our directors, officers, employees and agents, including our Chief Executive Officer, Chief Financial Officer, Controller or persons performing similar functions. Our Code of Ethics is available on our website at www.radisys.com under Company/Investors/Corporate Governance.

Director Nomination Process

The Nominating and Governance Committee (the "Nominating Committee") has a policy with regard to consideration of director candidates recommended by shareholders. The Nominating Committee will consider nominees recommended by our shareholders holding no less than 10,000 shares of our common stock continuously for at least 12 months prior to the date of the submission of the recommendation. A shareholder that desires to recommend a candidate for election to our Board of Directors shall direct his or her recommendation in writing to Radisys Corporation, Attention: Corporate Secretary, 5435 NE Dawson Creek Drive, Hillsboro, Oregon 97124. The recommendation must include the candidate's name, home and business contact information, detailed biographical data and qualifications, information regarding any relationships between us and the candidate within the last three years and evidence of the recommending shareholder's ownership of our common stock. In addition, the recommendation shall also contain a statement from the recommending shareholder in support of the candidate, professional references, particularly within the context of those relevant to membership on our Board of Directors, including issues of character, judgment, diversity, age, independence, expertise, corporate experience, length of service, other commitments and the like, personal references and a written indication by the candidate of his or her willingness to serve, if elected.

Audit Committee Matters

We maintain an Audit Committee consisting of Hubert de Pesquidoux as Chairman, C. Scott Gibson and Kevin C. Melia. All of the members of the Audit Committee are “independent directors” within the meaning of the Nasdaq listing standards and Rule 10A-3 of the Exchange Act. In addition, our Board of Directors has determined that all three members of the Audit Committee, Hubert de Pesquidoux, C. Scott Gibson, and Kevin C. Melia, qualify as “audit committee financial experts” as defined by the SEC in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act and are independent within the meaning of Rule 10A-3 of the Exchange Act. Mr. de Pesquidoux qualifies as an audit committee financial expert by virtue of his long service in a number of senior executive positions over 20 years at Alcatel-Lucent and its subsidiaries, including Chief Executive Officer, President and Chief Financial Officer. Mr. de Pesquidoux also serves on the audit committees of Sequans Communications S.A. and Mavenir Systems. Additionally, Mr. de Pesquidoux holds a master's degree in business law from Nancy Law University, is a graduate of the Institute for Political Studies (Sciences Po Paris) with a master's degree in Economics and Finance and holds a master's degree in International Finance from Paris Dauphine University. C. Scott Gibson qualifies as an audit committee financial expert by virtue of his service on our audit committee since 1992, the audit committee of Pixelworks, Inc. since 2002, and past service on the audit committees of Inference Corp. and Integrated Measurement Systems. Additionally, Mr. Gibson received an M.B.A. in Finance from the University of Illinois in 1976 and served as CFO and Senior VP of Operations for Sequent Computer Systems from 1983 to 1984. Further, from 1985 to 1988, the CFO of Sequent Computer Systems reported to Mr. Gibson. Mr. Gibson has significant audit committee educational experience, including speaking at several KPMG audit committee forums. Mr. Melia qualifies as an audit committee financial expert by virtue of his long service in a number of senior executive positions over a five-year period at Sun Microsystems, including as its Chief Financial Officer, and over a sixteen-year period at Digital Equipment Corporation, as well as by virtue of his status as a Chartered Accountant with a joint diploma in Management Accounting from the Accounting Institutes of the U.K. and Ireland. Our Audit Committee assists our Board of Directors in fulfilling its oversight responsibilities relating to corporate accounting, our reporting practices and the quality and integrity of our financial reports; oversight of audit and financial risk; compliance with law and the maintenance of our ethical standards; and the effectiveness of our internal controls. The full responsibilities of our Audit Committee are set forth in its charter, a copy of which can be found on our website at www.radisys.com under Company/Investors/Corporate Governance. Our Audit Committee met eight times in the last fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our outstanding common stock to file with the SEC reports of changes in ownership of the common stock of the Company held by such persons. Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file under this regulation. To the Company's knowledge, based solely on a review of the copies of the reports received by the Company during and with respect to fiscal year 2012 and on written representations of certain reporting persons, no director, executive officer or beneficial owner of more than 10% of the outstanding common stock of the Company failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act, except for Mr. Agarwal and Mr. Barden who inadvertently failed to file on a timely basis, a Form 3 with respect to shares held in escrow pursuant to the merger agreement with Continuous Computing Corporation ("CCPU").

Certifications

Certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, were filed with the Original Filing.  Currently dated certifications pursuant to Section 302, as required by the SEC, are attached to this Amendment.

Item 11.    Executive Compensation

Executive Compensation Discussion and Analysis (CD&A)

Section I: Executive Summary

2012 was another transformation year for Radisys (the "Company"). The Company completed the Continuous Computing integration, continued redefining the business strategy and changed its senior leadership.

The Company experienced challenges throughout 2012 due to an overall decline in telecom infrastructure spending. Despite the challenging telecom market, the Company increased deployment of certain products, introduced a number of key products which are expected to drive future growth, and completed many of the planned actions undertaken in 2011, which are intended to reduce overall cost structure and enable more efficient product development and deployment following the acquisition of Continuous Computing in July 2011.

Revenues decreased $44.8 million, or 13.5% for the year. The decline was caused by an expected decrease in revenue from our Other Products product group as these continue to trend towards end of life. The decrease was offset by increased revenue in the ATCA and Software-Solutions product groups resulting from the acquisition of Continuous Computing and increased deployments of Media Resource Function ("MRF") products. While revenues were down, gross margin increased 1.6 percentage points in the year as a result of improved product mix as well as a reduction in headcount and overhead expenses resulting from restructuring activities associated with the acquisition of Continuous Computing.

The Company is cautiously optimistic that the improving market conditions experienced in the fourth quarter of 2012 will continue throughout 2013, although overall revenue is expected to remain relatively consistent with 2012. Specifically, the Company expects growth within the Software-Solutions and ATCA product groups due to continued deployment of next-generation networks which will be offset by a continued expected decline in revenues from our Other Products products group as these products trend towards end of life. The Company's 2013 business objectives will focus on growing the ATCA and software and solutions business, increased profitability, improving cash position, improving the customer experience and driving increased accountability throughout the organization. The Company has conducted a structured and thorough strategic planning process to confirm, and in some cases, change the strategy to focus investments on the most important areas which predominantly include software, full hardware systems, and complex solutions targeted primarily at the telecommunications infrastructure market. The Company has made, and will continue to make, strategically-focused decisions that help position the organization for improved execution and focus by enabling the business to do fewer things better.

Significant Compensation Decisions

The compensation philosophy was revised for 2012 to include tighter linkage between compensation and the achievement of the Company's business objectives. The Compensation and Development Committee (the "Committee") believes that an executive's total compensation should increase or decrease based on Company and individual performance relative to market performance. The Committee intends to deliver above market compensation for above market performance, below market compensation for below market performance through variable and performance-based plan designs.

The following reflects changes implemented during 2012 to strengthen the Company's pay for performance position, retain critical talent and encourage and reward the accomplishment of aggressive goals in support of business objectives:

•
A change in benchmarking philosophy to target the 50th percentile of market for total direct compensation and each of the compensation elements (base salary, variable compensation and equity compensation); the previous philosophy was to benchmark base pay at the 25th-50th percentile and short and long-term incentives at the 50th-75th percentile.

•
A stronger “risk/reward” philosophy was adopted which resulted in the 2012 variable cash compensation program changes including: a minimum level (threshold) for Non-GAAP operating income to begin funding a payout and individual objectives as a multiplier after the variable cash compensation plan is funded; with significant upside if Non-GAAP operating income and individual performance exceed goals.

•
Ownership guidelines for Company common stock were revised for executive officers to ensure alignment with shareholder interests; guidelines are three times base salary for the Chief Executive Officer and one times base salary for all other executive officers. All executive officers must be “net” buyers until stock ownership requirements are fulfilled within a 3 year grace period. Of our current executive officers, none have reached this ownership goal and all are within the 3 year grace period.

•
The Committee has established a peer group against which to compare and assess the Company's programs and performance against similarly situated companies. The Committee will utilize peer data to review total shareholder return as a part of pay for performance linkage, Chief Executive Officer compensation and general compensation practices.

•	Supplemental compensation programs were approved for certain key individuals for accomplishing aggressive goals in support of critical short term objectives.

Pay for Performance

The compensation paid to Named Executive Officers (NEOs) and other executives in 2012 was consistent with and reflects the Company's pay for performance philosophy. The 2012 variable cash compensation plan for executives did not pay out and the value of equity compensation is reflective of the Company's current stock price.

The link between pay and performance is highlighted by the trends in the Chief Executive Officer's compensation below. The graph below demonstrates that the Chief Executive Officer's total actual and potential compensation (sum of annual base pay, bonuses earned, actual equity, CCPU assumed shares and LTIP, each as defined below) has aligned to stock price changes over the last four years. In addition, more than 50% of the Chief Executive Officer's compensation has been tied to Company performance for the periods presented below.

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

“CCPU Assumed Shares” - means those unvested shares issued by Continuous Computing which were converted and assumed by the Company on the acquisition date.

“LTIP” - means Long-Term Incentive Plan award which is designed to be paid when the indicated performance targets are hit within a three-year period. To date, no payouts from the LTIP have been made and therefore no actual compensation has been realized.

“Stock Price” - means the closing stock price on the last day of the calendar year.

For a comparison of the Company stock performance relative to the NASDAQ Composite and other composites at the end of each calendar year, please refer to the table below.

150
125
100
75
50
25
0
Index Value ($)
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Period Ending
Radisys
S&P 500 Index
NASDAQ Composite Index
NASDAQ Telecommunications Index

Section II: Elements of Executive Compensation

The following table outlines elements of direct compensation of executives in 2012 and how it aligns with the Company's philosophy and business strategy.

Compensation Element	What is Rewarded	How it aligns with Strategic Objectives	Fixed or Variable / Performance Related
Base Salary	Skills and abilities critical to success of the business Experience and performance against individual objectives Demonstrated success in meeting or exceeding key financial and other business objectives	Competitive base salaries enable the attraction and retention of talent Merit-based salary increases reflect pay for performance philosophy	Fixed / Merit Increase are Performance Related
Variable Compensation (short-term incentives)
Variable Compensation Plan:

Organization performance during the year against achievement of pre-defined profitability goals

Individual performance during the year measured against identified goals and objectives
		Payout of awards depends on ability to fund and individual and organizational performance Competitive, market-based variable incentive targets enables the attraction and retention of talent	Variable / Performance-Related
	Sales Incentive Plan: Performance during the year against achievement of pre-defined revenue and design win goals	Payout of awards depends on overall sales organization performance Competitive, market-based variable incentive targets enables the attraction and retention of talent	Variable / Performance-Related
Equity Compensation (long-term incentives)	Stock Options: Increase in stock price Retention	Value depends on price of the stock; no value unless the stock price increases Vesting schedule supports retention	Variable / Performance-Related
	Restricted Share Units ("RSUs"): Increase in stock price Retention	Although RSUs always have value, the value increases or decreases as stock price increase or decreases Vesting schedule supports retention	Variable / Performance-Related

Performance Based Awards (LTIP / Overlay):

Performance relative to pre-determined strategic and financial goals (product delivery, market penetration, long term growth/design wins and operational/financial)
		Payout is based on metrics important to shareholders Performance period spans 1-2 years and supports retention	Variable / Performance-Related

In addition to direct compensation, the Company provides executives with the following indirect compensation.
Executives are provided with the same benefit options as those provided to other employees in the same location. The U.S. based employee benefit program includes medical, dental and vision plans, an Employee Stock Purchase Plan (“ESPP”), a 401(k) plan, tuition reimbursement, life insurance and short and long-term disability coverage.

Executives, certain other senior employees and members of the Board of Directors are also eligible to participate in the Radisys Corporation Deferred Compensation Plan. For further description of the Deferred Compensation Plan, please refer to the narrative following the 2012 Nonqualified Deferred Compensation Table. The gains or losses of participants in the Deferred Compensation Plan, based on their investment choices, are not a factor in determining a participant's base salary, cash incentive payments, equity awards or any other forms of reward or compensation.

Executives do not receive any special perquisites such as club memberships, pension plans, automobile allowances or dwellings for personal use. Relocation packages to newly hired executives and other newly hired employees are defined within the Company's hiring policy and are based on standard market practices for executive-level relocation.

Section III: Compensation Determinations

With a new management team in place, executive base salaries and variable compensation targets for executives were evaluated and realigned in January 2012 in relation to the Company's new compensation philosophy.

2012 Individual Compensation Changes - In January 2012, the Committee approved base pay increases for Mike Dagenais, the former Chief Executive Officer, and three NEOs to more closely align base pay to the market 50th percentile in support of the revised compensation philosophy and strategy.

In conjunctions with the base pay evaluation, executive variable targets were reviewed and adjusted to more closely align targets to the market 50th percentile. As a result of the review the variable target for the then Chief Executive Officer increased, the variable targets for five NEOs decreased. A one-time equity grant (stock options) was made to offset the decrease in variable targets for three of the impacted NEOs.

Below is a summary of the changes to NEO compensation as a result of the compensation realignment in January 2012:

Named Executive Officer[1]	Base Pay	Variable Target	One-time Equity Grant (#Options)
Mike Dagenais, Chief Executive Officer	15.6%	4.7%
Brian Bronson, President and CFO		(6.7)%	16,000
Amit Agarwal, VP and GM	4.3%	(0.2)%
Fred Barden[2], VP Worldwide Sales	18.4%	(17.1)%
Keate Despain, VP and GM	7.1%	(4.7)%	4,000
Allen Muhich, VP Finance		(10)%	8,000

1 Reflects January 2012 job titles
2 Fred Barden's pay mix was changed from 50% base salary plus 50% sales incentive, to 59% base salary plus 23% variable sales incentive plus 18% variable corporate incentive to create a balanced focus on both quarterly revenue targets and company objectives

Executive Officer Promotions and Appointments - During 2012, there were two changes to the senior leadership of the Company, which resulted in the following compensation changes:

In October 2012, the Committee approved a base salary change, variable compensation target change and equity grants for Brian Bronson in conjunction with his promotion to President and Chief Executive Officer. In addition, the Committee approved a special cash generation bonus with the objective of stabilizing the business and improving the cash position of the company over the next three years as described under Short Term Incentive Plans below.

Also in October 2012, the Committee approved a base salary change, variable compensation target change and equity grants for Allen Muhich in conjunction with his promotion to Interim Chief Financial Officer. In addition, the Committee approved a special cash generation bonus with the objective of stabilizing the business and improving the cash position of the company over the next three years as described under Short Term Incentive Plans below.

In February 2013, the Committee approved additional base salary, variable compensation target change and equity grants for Allen Muhich in conjunction with his official promotion to Chief Financial Officer, including an increase to his cash generation bonus target.

Other 2013 Individual Compensation Changes - In February 2013, further adjustments to compensation were made as the result of role changes for Amit Agarwal and Keate Despain who both assumed sales and revenue generation responsibilities in addition to the General Manager responsibilities of their respective business group.

The table below reflects approximate compensation market percentiles1 of each compensation element (January 2012 and February 2013, as applicable) for each NEO.

Named Executive Officer[2]	Date	Base Salary	Target Variable (% of Pay)[3]	Target Total Cash Comp	Comments
Michael Dagenais, Former Chief Executive Officer	January 2012	25th-50th	50th	25th-50th	Employment ended October 2, 2012
Brian Bronson, Chief Executive Officer	January 2012	25th-50th	>75th	50th-75th	President and Chief Financial Officer
	February 2013	25th-50th	50th	25th-50th	Promotion to Chief Executive Officer effective October 1, 2012
Amit Agarwal, Vice President & GM	January 2012	25th-50th	50th	25th-50th	Expanded role effective February 1, 2013 to include business unit sales responsibility
	February 2013	50th-75th	25th-50th	25th-50th
Fred Barden[4], Former Vice President Global Sales	January 2012	<25th	50th-75th	50th-75th	Employment ended March 1, 2013
Keate Despain, Vice President and GM	January 2012	50th	50th-75th	50th-75th	Expanded role effective February 1, 2013 to include business unit sales responsibility
	February 2013	25th-50th	25th	25th-50th
John Major, Former Vice President Global Operations	January 2012	50th-75th	>75th	>75th	Employment ended June 30, 2012
Allen Muhich, Chief Financial Officer	January 2012	50th-75th	>75th	50th-75th	VP Finance
	February 2013	<25th	25th	<25th	Promotion to Chief Financial Officer effective February 1, 2013

1 Market percentiles are approximate based on 2012 benchmark data as further explained in Section IV below.
2 Reflects February 2013 job title or most recent for those who are no longer employed by the Company.
3 Target variable excludes the targeted supplemental incentives described under Short-Term Cash Incentive Plans below
4 Fred Barden received a portion of his variable pay under the 2012 variable compensation plan and a portion under the 2012 sales incentive plan

Short-Term Incentive Plans

The 2012 variable compensation plan for Senior Leadership was designed to support the Company's risk/reward and pay for performance philosophy. Actual non-GAAP earnings per share ("EPS") achievement against established targets determined the funding. If the Company under-achieved or over-achieved objectives for EPS, the incentive pool was adjusted down or up accordingly on a linear basis. A minimum level of EPS, or threshold, was established to begin funding. There was significant upside in funding if EPS achievement exceeded plan. Performance to individual objectives factored into the actual payout with a 10% weighting.

EPS	Payout (% of individual target)	Payout Level
$0.68	50%	Threshold
$0.80	100%	Target
$0.95	150%
$1.10	200%	Maximum

Actual 2012 non-GAAP EPS performance was $0.15, which was below threshold. Because the threshold EPS level for funding was not achieved, the plan did not fund and NEOs did not receive a payout under the 2012 variable incentive compensation plan.

The table below summarizes the 2012 variable incentive target payout amounts for each NEO:

Named Executive Officer	Actual 2012 Payout	% Attainment
Brian Bronson	$0	0%
Mike Dagenais	$0	0%
Amit Agarwal	$0	0%
Fred Barden	$0	0%
Keate Despain	$0	0%
John Major	$0	0%
Allen Muhich	$0	0%

The Committee has approved targeted supplemental incentives for certain executives to encourage and reward the accomplishment of aggressive goals in support of critical company objectives. Supplement programs include the following:

•
A special incentive cash generation bonus plan for Brian Bronson and Allen Muhich to encourage and reward the stabilization of the business and improvement in cash position over the next three years. The target payout amounts are $500,000 and $120,000 for Brian Bronson and Allen Muhich respectively. The performance period is October 1, 2012 through December 31, 2015. The performance goal is generation of $60 million for the Company in consolidated net cash, inclusive of operating results and merger and acquisition activity, excluding proceeds of new debt and new stock. The participants will receive 33.33% of target upon achieving a cash generation threshold of $20 million for the Company at the end of any fiscal quarter during the performance period. The measurement of performance to goal will occur upon the achievement of the threshold performance goal and at the end of each fiscal year thereafter. No payment has been made at this time.

•
A special incentive bonus for Amit Agarwal in the amount of $40,000 for closing on the receipt of cash tied to an open claim by December 31, 2012. The milestone was achieved and resulting payment was made in December 2012.

•
A special incentive bonus for Keate Despain in the amount of $40,000 for closing on the sale of the Company's OS-9 business in Q1 2013. The milestone was achieved and resulting payment was made in March 2013.

•
The Committee has approved additional funding for potential supplemental payments to NEOs in 2013 of $160,000, which may be used to link additional rewards to critical short term initiatives. Specific milestones and target payout amounts have not yet been finalized or communicated.

The 2012 Sales Incentive Plan aligns the sales team to revenue growth and new business generation (expanding current customer relationships, adding new incremental customers) objectives. Individuals are assigned specific performance targets including, but not limited to, revenue generated against quota and qualified design win quota (points). A participant will in most cases be paid somewhat more or less than the target earnings depending upon his/her efforts and resulting quota attainment.

The 2012 plan covered one executive officer, Fred Barden. The target sales incentive made up 23% of his total target compensation for 2012. The revenue and design win quotas (each weighted at 50%) were reflective of the overall combine sales team targets for the plan year. Achievement of overall revenue quota for the year was $286.6M, 82% of quota; achievement of overall design win quota for the year was 35.2 points, 88% of quota. Fred Barden achieved a total of 85% of his 2012 target sales incentive for the year.

Named Executive Officer	Actual 2012 Payout	% Attainment
Fred Barden	$74,687	85%

The 2013 variable compensation plan is reflective of the changing business environment with a direct focus on increasing Company profitability and cash flow. The semi-annual plan funding will based on achievement of non-GAAP operating income. The projected payout levels are consistent with the Company's pay for performance model. Targets for the first half have been established with a threshold payout level at 90% of non-GAAP operating income target, which would return a 25% payout; 100% achievement of non-GAAP operating income will result in a 30% payout. The maximum payout of first half is 100% of individual targets for max non-GAAP operating income achievement. Anything achieved above 100% will be applied toward the second half of the year. Under this model, once the threshold is met, 26% of non-GAAP operating income funds the plan.

The second half targets will be set prior to the beginning of July 2013. The second half plan will also support the changing business environment and will be focused on Company profitability and cash flow.

Long-Term Incentive Plans

Equity continues to be a substantial component of an executive's total compensation and a vehicle to attract and retain key talent as well as provide performance based awards to incentivize senior management to achieve the Company's strategic operational goals. In support of these objectives, a combination of performance-based & time-based shares continue to be used.
Annual Equity Refresher - The Committee reviewed and approved an annual refresher grant for executives and key individuals effective September 4, 2012. Executives received 70% of their shares in the form of stock options and 30% in the form of RSUs. The refresher grants are subject to the terms and conditions of the 2007 stock plan and vest over a period of three years. Refer to the 2012 Grants of Plan Based Awards table for actual share amounts granted to NEOs.
Overlay Grants - An overlay grant was made effective September 4, 2012, in addition to the refresher grant, for executives and certain key individuals to provide focus on near term strategic operational goals in support of short term business strategy as summarized in Section I above. The overlay grants are performance based awards with quarterly performance metrics covering the period September 1, 2012 through December 31, 2013. Performance metrics are stretch goals tied to specific focused product delivery, design win and operational objectives. Each category is weighted at 33.33% respectively. There are four performance achievement dates, or measurement dates, that align to each of the four calendar quarter end dates in 2013, each providing for attainment of 25% of the total overlay award. The payout on a given performance achievement date can be up to 116% if all performance milestones are met at maximum achievement levels. Each quarterly award payout, if achieved, will cliff vest one calendar year after the performance achievement date. Refer to the 2012 Grants of Plan Based Awards table for overlay awards granted to NEOs.
Long Term Incentive Plan - On September 30, 2009, the Committee made the first tranche (tranche #1) of performance grants to participants under the LTIP, with a grant date of October 1, 2009. For tranche #1, the Committee adopted a target performance goal of non-GAAP EPS of $0.75, with performance goal range from $0.65 to $0.85 in increments with payouts ranging from 75% to 125% of the target payout amounts. EPS is measured as the cumulative sum over four consecutive quarters during the first performance period of October 1, 2009 to December 31, 2012. The Committee reviewed performance to goal at the end of each quarter, starting with the quarter that ended September 30, 2010. No payouts were made in 2011 or 2012 under the LTIP. Grants under tranche #1 expired and were released back into the plan in September 2012.
A new tranche (tranche #2) of LTIP grants was approved by the Committee on September 10, 2012 covering the period October 1, 2012 through December 31, 2014. The LTIP tranche #2 grants are performance grants with semi-annual performance metrics tied to specific stretch goals focused on market penetration, long term growth and financial objectives. Each category is weighted at 35%, 35% and 30% respectively. The payout can be up to 125% based on maximum achievement if all performance milestones are met at maximum achievement levels. There is an additional accelerator that can increase the maximum payout and achievement level to 250% of target tied to increased stock price. Performance measurement dates and vesting dates align to each calendar half end date in 2013 and 2014. Refer to the 2012 Grants of Plan Based Awards table for LTIP awards granted to NEOs.
2012 Out of Cycle Grants for Executive Officer Promotions and Appointments - Subsequent grants were made effective October 2, 2012 to Brian Bronson and Allen Muhich in conjunction with their promotions to Chief Executive Officer and Interim Chief Financial Officer respectively. A combination of options, restricted shares, overlay and LTIP tranche #2 shares were included in the grant. The grant amounts were determined by the Committee and grant values tied to market. The subsequent overlay and LTIP tranche #2 awards are subject to the same terms and conditions as the September 4, 2012 and September 10, 2012 awards respectively. Refer to the 2012 Grants of Plan Based Awards table for awards granted to NEOs.

2013 Out of Cycle Grants for Executive Officers - A subsequent grant of options and LTIP tranche #2 shares was made effective February 1, 2013 to Allen Muhich in conjunction with his official promotion to Chief Financial Officer. The subsequent LTIP tranche #2 award is subject to the same terms and conditions as the September 10, 2012 awards. Refer to the 2012 Grants of Plan Based Awards table for awards granted to NEOs.

Subsequent option grants were made effective February 1, 2013 to Amit Agarwal and Keate Despain who both assumed sales and revenue generation responsibilities in addition to the General Manager responsibilities of their respective business group.

The grant amounts were recommended by management and approved by the Committee. A value based approach is used to establish the grant amount, taking into consideration total target potential compensation of each executive, to ensure the value of unvested equity grants is of sufficient value to retain and provide strong performance incentive for the executive in future years.

Refer to the 2012 Grants of Plan Based Awards table for awards granted to NEOs.

Changes to Executive Severance and Change of Control Agreements

As a result of management changes all executive severance and change in control agreements were updated in 2012 for consistency and to support current regulations. See Potential Post Employment Payments included in the executive compensation tables and narrative disclosure for severance and change of control benefits provided to NEOs.
Section IV: Compensation Framework

The Board of Directors has delegated responsibility to the Committee for final approval of decisions related to base salary, variable compensation, equity compensation, as well as any executive employment offers, executive change of control agreements, severance agreements and other executive compensation programs. The Committee also guides executive development programs and succession planning in order to maintain and develop the Company's leadership team. The Committee maintains an annual calendar to guide the timing of its review, analysis, and decision making related to executive compensation, benefits and development programs.
The Committee and the Chairman of the Board assess the performance of the Chief Executive Officer annually. The Chief Executive Officer's performance review process includes a Chief Executive Officer self-appraisal, a formal Board of Directors evaluation process as well as a performance appraisal delivered by the Chairman of the Board of Directors. The Chief Executive Officer is responsible for assessing the performance of each executive reporting to him.

The Committee reviews compensation recommendations provided by management and makes all final executive compensation related decisions. Under the supervision of the Committee, the Chief Executive Officer, Chief Financial Officer and Human Resources staff have responsibility for the implementation of executive compensation programs.

Compensation Philosophy and Practices

The Committee has adopted a philosophy of executive compensation that is based on pay for performance and is competitive with other similar sized, technology companies. Executive compensation programs are designed to reflect the following key objectives:

•
To attract and retain executives needed to achieve the Company's business objectives. This objective is achieved through at least annual reviews of executive compensation and benefit programs to ensure market competitiveness.

•
To substantially link executive compensation with near-term performance on operating plans. This is achieved through variable incentive programs which are directly aligned to key operating goals and strategic objectives.

•
To provide a reward for longer-term strategic progress and creation of shareholder value. This is achieved through the use of equity-based compensation programs, including the use of performance-based shares.

The 2012 philosophy is to deliver above market compensation for above market performance and below market compensation for below market performance. Therefore, the balance between base salary and short-term and long term incentives is competitive with other similar companies in the industry peer group.
The Committee believes that the amount of "at risk" compensation tied to meeting company objectives should increase as an executive's compensation and level of responsibility increases. An executive's target compensation is based on their job scope, level of responsibility and individual performance, with a large portion of the payout tied to company performance and shareholder return.

Our ongoing compensation practices are reflective of our compensation philosophy and align to a number of industry practices, including:

•
The Committee oversees all elements of compensation for the executive officers while directly retaining an independent compensation consultant that performs services solely in support of the Committee.

•	Compensation plans are competitive with industry peers. Plans are annually monitored, evaluated and compared against trends in executive compensation.

•	The variable compensation plan requires a minimum level of corporate operating income performance to fund a payout. There is significant upside if funding and individual performance exceed goals.

•
Equity is a substantial component of an executive's total compensation aligning an executive's long-term interest with that of shareholders. A combination of performance-based & time-based shares is used.

•	Performance based metrics are used to trigger and scale payment for short and long-term incentives.

•	Equity-based incentive plans prohibit backdating and re-pricing of stock options.

•	Executive officers' change of control agreements provide for a "double trigger" payout with stock acceleration provisions only included for the Chief Executive Officer and Chief Financial Officer.

•	Special perquisites, tax equalization or gross-up benefits, or benefits designed solely for executive officers are not provided.

•	The Committee reviews annually all compensation plans to ensure incentives do not promote taking undue risk.

The following additional practices were implemented in 2012 to further strengthen the pay for performance linkage:

•	A peer group for benchmarking total shareholder return was established to measure and compare pay and performance linkage (see Peer Group below).

•	A dashboard, consisting of incentive compensation costs and financial performance metrics, is reviewed each quarter by the Committee to monitor and further assess the pay for performance model.

•
Stock ownership guidelines promote the alignment of the long-term interests of executives with the long term interests of the shareholders, as well as, foster long-term retention of executives; the Committee reviews stock ownership status annually.

The most recent shareholder advisory vote on compensation of NEOs resulted in a 98% vote “For” the approval of the compensation of the Company's NEOs. Accordingly, no changes to the Company's executive compensation programs were made as a result of the shareholder advisory vote. The shareholders voted to hold an advisory vote on the compensation of NEOs every year. The Company intends to hold such advisory vote on compensation each year.

Peer Group

The Committee has established a peer group against which to compare and assess the Company's programs and performance against similarly situated companies. The Committee will utilize peer data to review total shareholder return as a part of pay for performance linkage, Chief Executive Officer compensation and general compensation practices. The peer group consists of a selection of high tech financial, local corporate headquarters and proxy advisory peers considered to be a relative comparison for evaluation purposes. The following companies were selected and utilized as peer companies in 2012:

Mercury	FEI Company	Zygo Corporation
Dialogic Inc.	Electro Scientific Industries	DDI Corporation
Super Micro Computer, Inc.	TriQuint Semiconductor	Cognex Corporation
Sonus Networks	Planar Systems, Inc
Surveys and Benchmarking

The Committee believes that the broad technology industry comparison provided by the Radford salary survey is appropriate as the primary resource for executive compensation benchmarking, with supplemental resources providing a secondary source for certain top executive officer positions (generally the Chief Executive Officer and Chief Financial Officer positions). The market, for the purposes of executive compensation benchmarking, is defined as high-technology companies with average revenues of $200 million to $499 million. The Radford salary survey includes data from over 900 companies and more than 17,600 incumbents representing a wide range of technology sub-industries. To ensure accurate data collection based on actual job duties, executive positions are individually benchmarked with the Radford survey data using a detailed review of the job responsibilities and scope for each executive role as defined by their job descriptions. A list of the companies included in our Radford survey market cut is set forth in Appendix 99.1.

Compensation Consultant

The Committee engages Mercer, a subsidiary of Marsh & McLennan Companies, Inc., periodically to provide guidance on best practices in executive compensation and supplement the current executive compensation benchmarking process and analysis. Every other year, Mercer provides salary benchmarking data on the top executive officer positions (generally the Chief Executive Officer and Chief Financial Officer positions). The data is obtained using Mercer's proxy database and applying similar market criteria as used for Radford executive survey benchmarking (high-tech companies with average revenues of $200 million to $499 million). A list of the companies included in Mercer's salary benchmarking market cut is set forth in Appendix 99.2.

Processes
The Committee conducts a formal review of each executive's compensation on an annual basis or more frequently if needed. The review consists of the Committee comparing the cash and equity components of each executive's pay to market data for similar positions; considering recommendations provided by the Chief Executive Officer and Human Resources staff; assessing individual performance; and aligning any pay changes with market and company performance. The Committee reviews the mix of base salary, incentive cash compensation and equity compensation, but does not attempt to target a specific percentage allocation as each compensation element is compared to market survey data.

"Tally sheets" are used to consider and evaluate the total potential compensation of executives from all sources upon various scenarios and any benefits associated with termination of employment. Based on this analysis, the Committee is able to make market based decisions that are aligned to the Company's financial and strategic direction.

Base Salaries are reflective of the executive's job scope, background and experience level. Base salary levels are initially determined at the time of hire or promotion and are reviewed annually thereafter or in conjunction with a change in job scope or responsibility. The amount of any merit increase is determined based on a combination of factors, including the current position of the executive's pay against market data and the executive's experience, performance and results during the past year. The Committee may determine that an individual executive's base salary should be above (or below) the benchmark based on the executive officer's job responsibilities and/or experience level.

Variable (short-term incentive) Compensation targets are expressed as a percentage of base salary. The targets are determined at the time of hire or promotion and are typically reviewed annually against industry benchmark data for comparable positions. An executive's variable target is generally aligned to the 50th percentile of market. Exceptions may exist based on the executive officer's job responsibilities and/or experience level.

Plan performance targets (including minimum funding levels, target funding levels and maximum payout levels) are established and approved by the Committee annually at the end of each year for the following year in conjunction with the annual operating plan process and are based on current business and economic conditions, the annual financial plan and affordability. Plan performance targets are directly tied to achieving financial performance and may include an individual performance component.

Individual performance objectives for each executive are developed by the Chief Executive Officer in consultation with the affected executive and then reviewed by the Committee. The Committee reviews the Chief Executive Officer's assessment of executive performance to objectives.

The Committee ultimately decides the amounts paid to each executive with such quantitative and qualitative modifications as the Committee may make at its discretion.

Sales Incentive Compensation targets are derived for each individual by first benchmarking total target cash compensation to the 50th percentile of market and then factoring in the Company's base/incentive mix.

Plan performance targets (including revenue quota and design win quota, or points) are established and approved at the end of each year for the following year and align to the annual operating plan. Revenue and design win quotas are set such that the combine sales team quota is at or above the annual operating plan forecast.

Equity (long-term incentive) Compensation in the form of stock options, RSUs, and performance-based shares are awarded to executive officers and key individuals because they are a highly effective way to align the interests of management and shareholders, and to motivate management to drive long-term shareholder value.

Industry benchmark data for comparable executive positions is used to establish target equity values at the time of grant. The total annual grant value for an executive, including options, RSUs and performance-based shares is targeted at the 50th percentile of market. Since performance-based shares are not granted on an annual basis, the total grant value may be allocated across multiple years (i.e. the performance period).

In addition to reviewing benchmark data to determine equity grants levels, the retentive value of past grants for each executive is reviewed to ensure that the value of unvested equity grants is in line with benchmarks and is of sufficient value to retain and provide strong performance incentive for the executive in future years.

The Black-Scholes methodology is used for valuing options and the grant date fair value is used for valuing both RSUs and performance-based shares (see Note 18 of Consolidated Financial Statements for a description of Black-Scholes methodology and assumptions used). The targeted grant mix for executives is 50% time-based, of which 70% are options and 30% are RSUs, and 50% performance-based shares.

Time-based equity incentives are granted under the 2007 Stock Plan for annual refresh, promotion and retentive purposes. Annual refresh grants are typically made in the fall after shareholder approval of additional shares.

The LTIP provides performance-based RSUs, intended to create an incentive for exceptional financial and strategic performance, thus LTIP awards vest only upon achievement of certain financial or strategic metrics. LTIP targets are intended to be "stretch" goals above the targets in the Company's operating plan and require superior corporate performance to be earned. Threshold targets have been established by the Committee to ensure a minimum level of achievement for payout.

All equity grants to newly hired executives and refresher grants to existing executives are reviewed and approved by the Committee, on the recommendation of the Chief Executive Officer, using the above mentioned factors of market data, the total retention value, and the executive's projected level of future contribution.

Grants of equity awards are made at predetermined times and are not intentionally scheduled to coincide with the disclosure of favorable or unfavorable information. Each year the Committee reviews whether refresher grants are necessary to continue to motivate management and employees while providing long-term incentives.

Risk Considerations

The Committee conducted an assessment of the Company's compensation policies and practices to identify any potential risk arising from such policies and practices that could be reasonably likely to have a material adverse effect on the Company. The assessment covered all compensation elements and included an analysis of overall compensation costs (total costs, variable incentive costs vs. fixed compensation costs), compensation plan participation by employee group (sales vs. employees vs. senior leaders), metrics and performance goals. No potential risks that could be reasonably likely to have a material adverse effect were identified.

Section V: Employment and Termination Agreements

Executive officers are parties to various severance agreements, change of control agreements, or both, entered into pursuant to guidelines adopted by the Committee. The Committee believes that these agreements may be necessary or advisable to keep executive officers focused on the best interests of shareholders at times that may otherwise cause a lack of focus due to personal economic exposure and potential change for the Company. Further, the Committee believes that they are necessary or advisable for retentive purposes to provide a measure of support to executive officers who may receive offers of employment from competitors that would provide severance or change of control benefits.

Consistent with the practice of a substantial number of companies in the peer group, the change of control agreements provide for a "double trigger" payout only in the event there is a change in control and the executive officer is either terminated from his or her position (other than for cause, death or disability) or resigns for "good reason," which generally means that he or she is moved into a position that represents a substantial change in responsibilities or is required to relocate a substantial distance within a limited period of time after the transaction (i.e. these agreements do not become operative unless both events occur).

See Potential Post Employment Payments under Summary Compensation Tables for severance and change of control benefits provided to NEOs.

Section VI: Deductibility of Compensation

Section 162(m) of the Internal Revenue Code of 1986 (the “Code”) limits to $1,000,000 per person the amount the Company may deduct for compensation paid to the Chief Executive Officer and three highest compensated officers who are NEOs (other than the Chief Executive Officer or Chief Financial Officer) in any year. The level of salary and annual cash incentive payments the Company generally pays to executive officers does not exceed this limit. In addition, Section 162(m) specifically exempts certain performance-based compensation from the deduction limit. The stock options granted to executive officers under the 2007 Stock Plan are considered performance based for purposes of Section 162(m) and are therefore not subject to the $1,000,000 limitation. The intent of the Committee is to design compensation that will be deductible without limitation where doing so will further the purposes of the executive compensation program. The Committee will, however, take into consideration various other factors described in this CD&A, together with Section 162(m) considerations, in making executive compensation decisions and could, in certain circumstances, such as the initial tranche of awards under the LTIP described above, approve and authorize compensation that is not fully tax-deductible.

Section VII: Non-GAAP Financial Measures

To help evaluate the Company's performance for purposes of determining executive compensation, the Committee considers non-GAAP operating income and non-GAAP earnings per share, which exclude certain expenses, gains and losses, such as the effects of (a) purchase accounting adjustments, (b) amortization of acquired intangible assets, (c) stock-based compensation expense, (d) restructuring and acquisition-related charges (reversals), net, (e) impairment of goodwill, (f) gain on the liquidation of a foreign subsidiary, and (g) non-cash income tax expense. The Company believes that the use of non-GAAP financial measures provides useful information to investors to gain an overall understanding of its current financial performance and its prospects for the future. Specifically, the Company believes the non-GAAP results provide useful information to both management and investors by excluding certain expenses, gains and losses that the Company believes are not indicative of its core operating results. In addition, non-GAAP financial measures are used by management for budgeting and forecasting as well as subsequently measuring the Company's performance, and the Company believes that it is providing investors with financial measures that most closely align to its internal measurement processes. These non-GAAP measures are considered to be reflective of the Company's core operating results as they more closely reflect the essential revenue-generating activities of the Company and direct operating expenses (resulting in cash expenditures) needed to perform these revenue-generating activities. The Company also believes, based on feedback provided to the Company during its earnings calls' Q&A sessions and discussions with the investment community, that the non-GAAP financial measures it provides are necessary to allow the investment community to construct their valuation models to better align its results and projections with its competitors and market sector, as there is significant variability and unpredictability across companies with respect to certain expenses, gains and losses.

The non-GAAP financial information is presented using a consistent methodology from quarter-to-quarter and year-to-year. These measures should be considered in addition to results prepared in accordance with GAAP. In addition, these non-GAAP financial measures are not based on any comprehensive set of accounting rules or principles. The Company believes that non-GAAP financial measures have limitations in that they do not reflect all of the amounts associated with the Company's results of operations as determined in accordance with GAAP and that these measures should only be used to evaluate the Company's results of operations in conjunction with the corresponding GAAP financial measures. A reconciliation of non-GAAP information to GAAP information is included in the tables below. The non-GAAP financial measures disclosed by the Company should not be considered a substitute for or superior to financial measures calculated in accordance with GAAP, and reconciliations between GAAP and non-GAAP financial measures included in this earnings release should be carefully evaluated. The non-GAAP financial measures used by the Company may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies.

(I) For the three months and year ended December 31, 2012 and the three months ended December 31, 2011, the computation of diluted earnings per share excludes the effects of the Company's 2013 and 2015 convertible senior notes, as they are anti-dilutive.
(II) For the year ended December 31, 2011, the diluted earnings calculation per share calculation excludes interest costs, net of tax benefit, totaling $1.9 million related to the dilutive equity shares underlying our 2013 convertible senior notes. The Company excludes the following expenses, reversals, gains and losses from its non-GAAP financial measures, when applicable:
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

(b) Amortization of acquired intangible assets: Amortization of acquisition-related intangible assets primarily relate to core and existing technologies, patents, trade name and customer relationships that were acquired with the acquisitions of Continuous Computing, Convedia, MCPD and Pactolus. The Company excludes the amortization of acquisition-related intangible assets because it does not reflect the Company's ongoing business and it does not have a direct correlation to the operation of the Company's business. In addition, in accordance with GAAP, the Company generally recognizes expenses for internally-developed intangible assets as they are incurred, notwithstanding the potential future benefit such assets may provide. Unlike internally-developed intangible assets, however, and also in accordance with GAAP, the Company generally capitalizes the cost of acquired intangible assets and recognizes that cost as an expense over the useful lives of the assets acquired. As a result of their GAAP treatment, there is an inherent lack of comparability between the financial performance of internally-developed intangible assets and acquired intangible assets. Accordingly, the Company believes it is useful to provide, as a supplement to its GAAP operating results, non-GAAP financial measures that exclude the amortization of acquired intangibles in order to enhance the period-over-period comparison of its operating results, as there is significant variability and unpredictability across companies with respect to this expense.
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
(e) Impairment of goodwill: The goodwill impairment charge relates to a write down of balances associated with previous acquisitions. The Company excludes the goodwill impairment charge because it is unusual in nature and does not reflect the operation of the Company's ongoing business. Additionally, its exclusion enhances the ability of investors to compare the Company's period-over-period operating results.
(f) Gain on the liquidation of a foreign subsidiary: During the third quarter of 2011, as part of an update of our tax planning strategy, we completed the liquidation of Radisys Technology Ireland Limited (“RTIL”). As a result of this liquidation we recorded a gain to reflect the realization of accumulated foreign currency translation adjustments related to RTIL. This gain represents the net unrealized foreign currency translation gains accumulated from changes in exchange rates and the related effects from the translation of assets and liabilities of RTIL. The liquidation of foreign subsidiaries occurs on an infrequent basis and management does not view the impact of this non-cash charge as indicative of the ongoing performance of the Company. As such, the Company believes it is appropriate to exclude this gain from its non-GAAP financial measures because it enhances the ability of investors to compare the Company's period-over-period operating results.
(g) Income taxes: Non-GAAP income tax expense is equal to the Company's projected cash tax expense. Adjustments to GAAP income tax expense are required to eliminate the recognition of tax expense from profitable entities where we utilize deferred tax assets to offset current period tax liabilities. We believe that providing this non-GAAP figure is useful to our investors as it more closely represents the true economic impact of our tax positions.
During the third quarter of 2011 the Company recorded an income tax benefit of $10.3 million related to the partial reversal of the valuation allowance recorded on our deferred tax assets. The reversal is the direct result of the addition of deferred tax liabilities associated with the acquisition of Continuous Computing during the third quarter of 2011.

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning compensation paid or accrued for services to us in all capacities for the last fiscal year for:

•	the individuals who served as our Chief Executive Officer and Chief Financial Officer during fiscal year 2012; and

•
our most highly compensated executive officers other than the Chief Executive Officer and Chief Financial Officer whose total compensation exceeded $100,000 and who were serving as executive officers at the end of fiscal year 2012; and

•	Up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year.

The above individuals are referred to herein as the “named executive officers.”

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1) (2) ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation Earnings (3) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (4) ($)	All Other Compensation (5) ($)	Total ($)
Brian Bronson	2012	375,461	—	270,177	610,300	—	—	8,526	1,264,464
President & CEO	2011	331,580	—	420,540	168,941	195,714	—	8,405	1,125,180
	2010	298,735	99,245	144,184	192,798	133,461	—	8,413	876,836

Allen Muhich (6)	2012	215,943	—	63,084	63,336	—	—	8,026	350,389
Chief Financial Officer

Amit Agarwal (7)	2012	245,942	40,000	106,271	54,418	—	—	8,334	454,965
Vice President & General Manager, Software & Solutions

Keate Despain (7)	2012	227,874	—	103,473	71,344	—	—	8,208	410,899
Vice President & General Manager, Platforms

Michel A. Dagenais (8)	2012	386,807	—	258,114	132,322	—	—	901,043	1,678,286
Former CEO	2011	340,552	—	1,101,188	331,114	213,000	—	2,925	1,988,779

Fred Barden (7) (10)	2012	225,866	—	87,413	33,081	74,687	—	8,328	429,375
Former Vice President, Sales

John T. Major (9)	2012	132,600	—	—	—	—	—	301,919	434,519
Former VP Global Operations	2011	264,100	—	45,900	61,112	113,143	—	8,274	492,529
	2010	261,000	75,200	104,265	139,420	105,350	—	8,250	693,485

(1)
The amounts included in the Stock Awards and Option Awards columns include the aggregate grant date fair value of stock and option awards granted in the fiscal year computed in accordance with FASB ASC Topic 718. We continue to use the Black-Scholes model to measure the grant date fair value of stock options and the amounts above do not include any forfeiture reserve. For a discussion of the valuation assumptions used to value the options, see Note 18 to our Consolidated Financial Statements included in our annual report on Form 10‑K for the fiscal year ended December 31, 2012. We compute the grant date fair value of restricted stock as the closing price of our shares as quoted on the Nasdaq Global Select Market (“Nasdaq”) on the date of grant or the first date of the underlying service period, whichever occurs first.

(2)
A portion of the amounts included in the Stock Awards column for 2012 are performance awards under the LTIP and 2007 Stock Plan. As of December 31, 2012, one-quarter of the total awards made in 2012 had been valued at the target outcome of the performance conditions as of the grant date. The table below details the maximum potential value of the 2012 awards as of the grant date for which performance conditions have been determined. The performance conditions for the remaining award periods were not yet determined as of December 31, 2012 and, therefore, pursuant to ASC 718 the aggregate grant date fair value will be computed on the date such performance conditions are established by the Compensation Committee with respect to the applicable award periods. The table below includes the number of shares that may be paid out pursuant to such awards once the performance conditions for such award periods have been established.

Name	Value Of Grant At Maximum Payout For Awards Valued As Of December 31, 2012	Performance Awards Not Yet Valued As Of December 31, 2012 (# of Shares)
		Threshold	Target	Maximum
Brian Bronson	$374,546	12,966	150,000	325,000
Allen Muhich	$80,768	2,905	33,750	69,375
Amit Agarwal	$137,838	4,468	51,750	110,375
Keate Despain	$132,068	4,275	49,500	105,750
Michel A. Dagenais	$332,845	10,843	125,625	266,563
Fred Barden	$83,345	2,718	31,500	66,750
John Major	$—	—	—	—

(3)	The amounts in this column for 2012 represent payments made under our Sales Incentive Plan. Amounts for 2011 and 2010 represent payments made under our Cash Incentive Plan.

(4)
The Summary Compensation Table only requires disclosure of above-market or preferential returns on nonqualified deferred compensation. The 2012 Nonqualified Deferred Compensation Table below discloses all earnings under our Non-Qualified Deferred Compensation Plan during 2012. Participants in our Non-Qualified Deferred Compensation Plan make voluntary contributions to their accounts and in some cases we make matching contributions to the extent that a participant loses the Company match in our 401(k) plan due to the effect of participation in the Non-Qualified Deferred Compensation Plan. Participants elect to benchmark earnings on their accounts to the performance of third-party investment funds available to them under the Non-Qualified Deferred Compensation Plan. Participants select from among the funds available to them. Earnings are calculated and applied to participant accounts daily and may be positive or negative, based on individual fund performance. Although the funds offered to participants under our Non-Qualified Deferred Compensation Plan differ from those under our 401(k) plan, the number of funds and investment objectives of each fund are similar to those under the 401(k) plan. In accordance with SEC rules and publicly available interpretations of these rules by the staff of the SEC, earnings on deferred compensation invested in third-party investment vehicles, such as mutual funds, need not be reported as compensation on the Summary Compensation Table.

(5)	The table below details the amounts included in the All Other Compensation column for 2012:

	401(k) Contributions	Term Life Insurance Payments	Payments under Transition Agreement	Payments under Severance Agreement
Brian Bronson	$7,500	$1,026	—	—
Allen Muhich	$7,363	$663	—	—
Amit Agarwal	$7,500	$834	—	—
Keate Despain	$7,500	$708	—	—
Michel A. Dagenais	$7,500	$900	—	$892,643
Fred Barden	$7,500	$828	—	—
John Major	$7,500	$420	$150,000	$143,999

(6)	Mr. Muhich was named an executive officer on October 1, 2012.

(7)	Named an executive officer on January 26, 2012.

(8)	Mr. Dagenais' employment ceased on October 1, 2012.

(9)	Mr. Major's employment ceased on June 30, 2012.

(10)	Mr. Barden's employment ceased on March 1, 2013.

2012
GRANTS OF PLAN BASED AWARDS

Name	Grant Date (1)	Approval Date	Plan (3)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)(2)
				Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Brian Bronson	2/1/2012	1/25/2012	2007				—	16,000	—	7.37	67,702
	9/4/2012	8/30/2012	2007				—	40,425	—	3.67	82,701
	9/4/2012	8/30/2012	2007				—	17,325	—	N/A	63,583
	9/4/2012	8/30/2012	2007				1,937	7,750	9,042	N/A	28,443
	9/10/2012	9/10/2012	LTIP				4,921	18,750	46,875	N/A	70,500
	10/2/2012	9/28/2012	2007				—	265,575	—	3.15	459,896
	10/2/2012	9/28/2012	2007				—	10,675	—	N/A	33,626
	10/2/2012	9/28/2012	2007				1,187	4,750	5,542	N/A	14,963
	10/2/2012	9/28/2012	LTIP				4,921	18,750	46,875	N/A	59,063
	Cash Incentive Plan (5)		CIP	200,250	445,000	890,000
	Special Incentive Bonus (6)		SIB	166,667	500,000	N/A
Allen Muhich	2/1/2012	1/25/2012	2007				—	8,000	—	7.37	32,287
	9/4/2012	8/30/2012	2007				—	9,702	—	3.67	19,848
	9/4/2012	8/30/2012	2007				—	4,158	—	N/A	15,260
	9/4/2012	8/30/2012	2007				437	1,750	2,042	N/A	6,423
	9/10/2012	9/10/2012	LTIP				1,181	4,500	11,250	N/A	16,920
	10/2/2012	9/28/2012	2007				—	6,468	—	3.15	11,201
	10/2/2012	9/28/2012	2007				—	2,772	—	N/A	8,732
	10/2/2012	9/28/2012	2007				500	2,000	2,333	N/A	6,300
	10/2/2012	9/28/2012	LTIP				787	3,000	7,500	N/A	9,450
	Cash Incentive Plan (5)		CIP	49,613	110,250	220,500
	Special Incentive Bonus (6)		SIB	40,000	120,000	N/A
Amit Agarwal	9/4/2012	8/30/2012	2007				—	26,600	—	3.67	54,418
	9/4/2012	8/30/2012	2007				—	11,400	—	N/A	41,838
	9/4/2012	8/30/2012	2007				1,187	4,750	5,542	N/A	17,433
	9/10/2012	9/10/2012	LTIP				3,281	12,500	31,250	N/A	47,000

	Cash Incentive Plan (4)		CIP	58,433	129,850	259,700
	Special Incentive Bonus (7)		SIB	N/A	40,000	N/A
Keate Despain	2/1/2012	1/25/2012	2007				—	4,000	—	7.37	16,926
	9/4/2012	8/30/2012	2007				—	26,600	—	3.67	54,418
	9/4/2012	8/30/2012	2007				—	11,400	—	N/A	41,838
	9/4/2012	8/30/2012	2007				1,125	4,500	5,250	N/A	16,515
	9/10/2012	9/10/2012	LTIP				3,150	12,000	30,000	N/A	45,120
	Cash Incentive Plan (4)		CIP	45,968	102,150	204,300
	Special Incentive Bonus (8)		SIB	N/A	40,000	N/A
Michel A. Dagenais	9/4/2012	8/30/2012	2007				—	64,680	—	3.67	132,322
	9/4/2012	8/30/2012	2007				—	27,720	—	N/A	101,732
	9/4/2012	8/30/2012	2007				2,968	11,875	13,854	N/A	43,581
	9/10/2012	9/10/2012	LTIP				7,875	30,000	75,000	N/A	112,800
	Cash Incentive Plan (4)		CIP	200,250	445,000	890,000
Fred Barden	1/1/2012	10/19/2011	2007				—	4,500	—	N/A	22,770
	9/4/2012	8/30/2012	2007				—	16,170	—	3.67	33,081
	9/4/2012	8/30/2012	2007				—	6,930	—	N/A	25,433
	9/4/2012	8/30/2012	2007				750	3,000	3,500	N/A	11,010
	9/10/2012	9/10/2012	LTIP				1,968	7,500	18,750	N/A	28,200
	Cash Incentive Plan (4)		CIP	31,388	69,750	139,500
	Sales Incentive Plan		SIP	N/A	88,000	N/A
John Major	Cash Incentive Plan (4)		CIP	79,958	177,684	355,368

(1)	Grant Date applies only to grants of equity awards.

(2)
A portion of the amounts included in the Stock Awards column for 2012 are performance awards under the LTIP and 2007 Stock Plan. As of December 31, 2012, one-quarter of the total awards made in 2012 had been valued at the target outcome of the performance conditions as of the grant date. The table below details the maximum potential value of the 2012 awards as of the grant date for which performance conditions have been determined. The performance conditions for the remaining award periods were not yet determined as of December 31, 2012 and, therefore, pursuant to ASC 718 the aggregate grant date fair value will be computed on the date such performance conditions are established by the Compensation Committee with respect to the applicable award periods. The table below includes the number of shares that may be paid out pursuant to such awards once the performance conditions for such award periods have been established.

Name	Value Of Grant At Maximum Payout For Awards Valued As Of December 31, 2012	Performance Awards Not Yet Valued As Of December 31, 2012 (# of Shares)
		Threshold	Target	Maximum
Brian Bronson	$374,546	12,966	150,000	325,000
Allen Muhich	$80,768	2,905	33,750	69,375
Amit Agarwal	$137,838	4,468	51,750	110,375
Keate Despain	$132,068	4,275	49,500	105,750
Michel A. Dagenais	$332,845	10,843	125,625	266,563
Fred Barden	$83,345	2,718	31,500	66,750
John Major	$—	—	—	—

(3)	The plans in this column represent:

•	“2007” is the 2007 Stock Plan

•	“LTIP” is the Long-Term Incentive Plan

•	“CIP” is the Cash Incentive Plan

•	"SIP" is the Sales Incentive Plan

•	"SIBs" are the special incentive bonuses described under Compensation Discussion & Analysis - Short Term Incentive Plans

(4)	Represents the possible payout range during the 2012 fiscal year for the Cash Incentive Plan based on annualized base pay and variable target as of January 1, 2012.

(5)	Represents the possible payout range during the 2012 fiscal year for the Cash Incentive Plan based on annualized base pay and variable target as of October 1, 2012.

(6)	The performance period is October 1, 2012 through December 31, 2015.

(7)	Payment was made in December 2012 and is included in the Bonus column of the Summary Compensation Table above.

(8)	Payment was made in March 2013.

Narrative Description of Additional Material Factors -- Summary Compensation Table & 2012 Grants of Plan-Based Awards Table

Equity Incentive Plans: Stock options and restricted stock unit awards were made under the 2007 Stock Plan. Performance share awards were made under the LTIP and the 2007 Stock Plan. Grants of stock options become exercisable for one-third of the total option shares on the first anniversary of the date of grant and become exercisable in monthly increments equal to 1/36th of the total option shares, cumulatively, each month thereafter, becoming fully exercisable on the 3rd anniversary of the date of grant. The term of each option grant is seven years. Grants of restricted stock unit awards become vested for one-third of the award shares on each anniversary of the date of grant. No consideration is payable by the named executive for grants of restricted stock units.

The vesting of the performance share awards under the LTIP will be determined upon us reaching semi-annual performance metrics tied to specific stretch goals focused on market penetration, long term growth and financial objectives. Each category is weighted at 35%, 35% and 30% respectively. The payout can be up to 125% of target based on maximum achievement if all performance milestones are met at maximum achievement levels. There is an additional accelerator that can increase the maximum payout and achievement level to 250% of target tied to increased stock price.

The vesting of the Overlay under the 2007 Stock Plan will be determined upon us reaching target performance goals tied to specific focused product delivery, design win and operational objectives. Each category is weighted at 33.33% respectively. The Overlay will be measured over four consecutive quarters during the first performance period of September 1, 2012 to December 31, 2013, with the first goal achievement date of March 31, 2013 and subsequent goal achievement dates for each calendar quarter thereafter. The payout on a given performance achievement date can be up to 116% of target if all performance milestones are met at maximum achievement levels. Each quarterly award payout, if achieved, will cliff vest one calendar year after the performance achievement date.

The grant dates for equity awards during 2012 were established by the Committee during meetings prior to each grant date.

Non-Equity Incentive Plans: We maintain the Cash Incentive Plan in which executive officers are eligible for potential incentive payments dependent upon the level of achievement of non-GAAP operating income and other stated corporate goals and department/individual performance goals.

The actual incentive payouts for 2012 were calculated and paid annually. For 2013, cash incentive awards will be paid on a semi-annual basis. Cash incentive awards earned between January 1 and December 31 will be paid out in July and February.

For a more complete description of the salary, equity incentive plans, non-equity incentive plans, and special incentive bonuses for each named executive officer, see "Compensation Discussion and Analysis."

2012 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards(1)							Stock Awards(1)
Name	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($/share)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	Exercisable		Unexercisable
Brian Bronson	—		241,000	(2)	—	3.15	10/2/2019	—	—	3,124	9,310
	—		24,575		—	3.15	10/2/2019	—	—	9,842	29,329
	—		40,425		—	3.67	9/4/2019	42,840	127,663	—	—
	—		16,000		—	7.37	2/1/2019	—	—	—
	9,917		11,083		—	8.39	7/8/2018	—	—	—	—
	7,778		6,222		—	8.68	4/1/2018	—	—	—	—
	23,528		10,352		—	9.93	11/10/2017	—	—	—	—
	71,000		—		—	7.82	2/9/2016	—	—	—	—
	47,000		—		—	9.44	3/17/2015	—	—	—	—
	28,400		—		—	13.56	6/5/2014	—	—	—	—
	36,000		—		—	18.34	11/2/2013	—	—	—	—
	16,400		—		—	20.75	5/2/2013	—	—	—	—
Allen Muhich	—		6,468		—	3.15	10/2/2019	—	—	937	2,792
	—		9,702		—	3.67	9/4/2019	—	—	1,968	5,865
	—		8,000		—	7.37	2/1/2019	11,930	35,551	—	—
	9,236		8,264		—	8.20	5/24/2018	—	—	—	—
Amit Agarwal	—		26600		—	3.67	9/4/2019	—	—	1,187	3,537
	8,264		9,236		—	8.39	7/8/2018	—	—	3,281	9,777
	407	(3)	490	(3)	—	1.92	12/17/2017	16,400	48,872	—	—
	1410	(4)	1036	(4)	—	0.38	3/11/2019	—	—	—	—
	4094	(5)	6154	(5)	—	0.38	8/26/2019	—	—	—	—
	1410	(6)	2667	(6)	—	0.38	12/9/2019	—	—	—	—
	2432	(7)	5886	(7)	—	0.77	4/21/2020	—	—	—	—
Keate Despain	—		26,600		—	3.67	9/4/2019	—	—	1,125	3,353
	—		4,000		—	7.37	2/1/2019	—	—	3,150	9,387
	5,445		8,555		—	6.12	10/1/2018	18,151	54,090	—	—
	3,695		3,305		—	9.01	5/9/2018	—	—	—	—
	3,647		1,603		—	9.93	11/10/2017	—	—	—	—
	10,000		—		—	7.82	2/9/2016	—	—	—	—

Michel A. Dagenais	27,220		—		—	8.39	7/8/2018	—	—	2,968	8,845
	4,217	(8)	7,300	(8)	—	0.77	4/22/2020	—	—	7,875	23,468
	1,651	(9)	3,017	(9)	—	0.38	12/10/2019	—	—	—	—
	2,075	(10)	3,791	(10)	—	0.38	4/24/2019	—	—	—	—
	1,715	(11)	2,758	(11)	—	0.38	3/12/2019	—	—	—	—
Fred Barden	—		16,170		—	3.67	9/4/2019	—	—	750	2,235
	4,083		6,417		—	6.31	10/20/2018	—	—	1,968	5,865
	4,958		5,542		—	8.39	7/8/2018	14,430	43,001	—	—
	2,703	(12)	5,996	(12)	—	0.77	2/12/2020	—	—	—	—
	6,757	(13)	21,787	(13)	—	0.77	12/8/2020	—	—	—	—
John Major (14)	—		—		—	—	—	—	—	—	—

(1)
Unless otherwise noted, grants of option awards become exercisable for one-third of the total option shares on the first anniversary of the date of grant and become exercisable in monthly increments equal to 1/36th of the total option shares, each month thereafter, becoming fully exercisable on the 3rd anniversary of the date of grant. Grants of restricted stock unit awards become vested for one-third of the award shares on each anniversary of the date of grant. The vesting of the performance share awards under the LTIP will be determined upon us reaching semi-annual performance metrics tied to specific stretch goals focused on market penetration, long term growth and financial objectives. Each category is weighted at 35%, 35% and 30% respectively. The payout can be up to 125% of target based on maximum achievement if all performance milestones are met at maximum achievement levels. There is an additional accelerator that can increase the maximum payout and achievement level to 250% of target tied to increased stock price. The vesting of Overlay under the 2007 Stock Plan will be determined upon us reaching target performance goals tied to specific focused product delivery, design win and operational objectives. Each category is weighted at 33.33% respectively. the Overlay will be measured over four consecutive quarters during the first performance period of September 1, 2012 to December 31, 2013, with the first goal achievement date of March 31, 2013 and subsequent goal achievement dates for each calendar quarter thereafter. The payout on a given performance achievement date can be up to 116% of target if all performance milestones are met at maximum achievement levels. Each quarterly award payout, if achieved, will cliff vest one calendar year after the performance achievement date.

(2)	The option becomes exercisable for one-third of the total option shares on each of the first 3 anniversaries of the grant date.

(3)
Grants of option awards become exercisable under the original CCPU stock option grant agreement. 1/48th of shares vest monthly over 4 years from 12/18/2007. 490 unexercisable shares are subject to contingencies as provided in Section 6.11 of the Merger Agreement.

(4)
Grants of option awards become exercisable under the original CCPU stock option grant agreement. 25% of shares vest on 1-year anniversary of 12/16/2008 and 1/36th of the remaining shares vest monthly over 3 years. 1,036 unexercisable shares are subject to contingencies as provided in Section 6.11 of the Merger Agreement.

(5)
Grants of option awards become exercisable under the original CCPU stock option grant agreement. 25% of shares vest on 1-year anniversary of 8/27/2009 and 1/36th of the remaining shares vest monthly over 3 years. 3,001 unexercisable shares are subject to contingencies as provided in Section 6.11 of the Merger Agreement.

(6)
Grants of option awards become exercisable under the original CCPU stock option grant agreement. 1/48th of shares vest monthly over 4 years from 12/10/2009. 1,035 unexercisable shares are subject to contingencies as provided in Section 6.11 of the Merger Agreement.

(7)
Grants of option awards become exercisable under the original CCPU stock option grant agreement. 1/48th of shares vest monthly over 4 years from 4/22/2010. 1,973 unexercisable shares are subject to contingencies as provided in Section 6.11 of the Merger Agreement.

(8)
Grants of option awards become exercisable under the original CCPU stock option grant agreement. 1/48th of shares vest monthly over 4 years from 4/22/2010. 7,300 unexercisable shares are subject to contingencies as provided in

Section 6.11 of the Agreement and Plan of Merger, dated May 2, 2011, by and among the Company, Continuous Computing, Shareholder Representative Services, LLC and Radisys Holdings, Inc. (the “Merger Agreement”).

(9)
Grants of option awards become exercisable under the original CCPU stock option grant agreement. 1/48th of shares vest monthly over 4 years from 12/10/2009. 3,017 unexercisable shares are subject to contingencies as provided in Section 6.11 of the Merger Agreement.

(10)
Grants of option awards become exercisable under the original CCPU stock option grant agreement. 1/48th of shares vest monthly over 4 years from 3/12/2009. 3,791 unexercisable shares are subject to contingencies as provided in Section 6.11 of the Merger Agreement.

(11)
Grants of option awards become exercisable under the original CCPU stock option grant agreement. 25% of shares vest on 1-year anniversary of 12/16/2008 and 1/36th of the remaining shares vest monthly over 3 years. 2,758 unexercisable shares are subject to contingencies as provided in Section 6.11 of the Merger Agreement.

(12)
Grants of option awards become exercisable under the original CCPU stock option grant agreement. 25% of shares vest on 1-year anniversary of 2/11/2010 and 1/36th of the remaining shares vest monthly over 3 years. 2,190 exercisable shares are subject to contingencies as provided in Section 6.11 of the Merger Agreement.

(13)
Grants of option awards become exercisable under the original CCPU stock option grant agreement. 1/48th of shares vest monthly over 4 years from 12/9/2010. 5,476 unexercisable shares are subject to contingencies as provided in Section 6.11 of the Merger Agreement.

(14)	Mr. Major's employment with the company terminated on June 30, 2012.

2012 OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Brian Bronson	—	—	9,840	46,544
Allen Muhich	—	—	2,500	15,700
Amit Agarwal	—	—	2,500	15,200
Keate Despain	—	—	5,208	19,257
Michel A. Dagenais	6,462	38,815	10,000	60,800
Fred Barden	—	—	1,500	9,120
John T. Major	—	—	—	—

2012 NONQUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in Last Fiscal Year ($) (1)	Registrant Contributions in Last Fiscal Year ($) (2)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
Brian Bronson	—	—	—	—	—
Allen Muhich	—	—	—	—	—
Amit Agarwal	—	—	—	—	—
Keate Despain	—	—	8,771	—	52,768
Michel A. Dagenais	—	—	—	—	—
Fred Barden	—	—	—	—	—
John T. Major	—	—	—	—	—

(1)	The amounts reported in this column are included in the Salary and Non-Equity Incentive Plan Compensation columns in the Summary Compensation Table above.

(2)	The amounts reported in this column are included in the All Other Compensation column in the Summary Compensation Table above.

Narrative Disclosure Describing Material Factors - 2012 Nonqualified Deferred Compensation Table

Executives and other select employees can participate in a deferred compensation program. Executive contributions to this program may be made from salary, sales commission payments and/or cash incentive awards.  A maximum amount of 75% of salary and 75% of sales commission payments and/or cash incentive awards may be deferred. Base salary, cash incentive awards and commission elections apply to compensation earned during the plan year. Employee contributions are credited to the account balance on the date they would otherwise have been paid to the participant.  We only make Company contributions to the Non-Qualified Deferred Compensation Plan in situations where such contributions are needed to restore any match lost in the 401(k) plan due to the effect of participation in the Non-Qualified Deferred Compensation Plan.  Any such matching contributions are credited as soon as practicable following the end of the plan year.

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

Aggregate Distributions are any distributions made to a participant during the last fiscal year. Distributions are paid in the form elected by the participant prior to the beginning of each plan year.   The participant may elect to receive payment during employment or upon separation from service. Available forms of payment made during employment are lump sum or annual installments over a maximum of five years. Available forms of payment made following a separation from service are lump sum or annual installments over a maximum of 15 years.

Potential Post-Employment Payments

The Committee has adopted guidelines on severance and change of control agreements to help ensure that written severance or change of control agreements (each, a "Change of Control Agreement") are offered to our executive officers only if special business needs indicate that such agreements are necessary or advisable.

As part of assuming the role of President and Chief Executive Officer, on October 1, 2012, we entered into a Change of Control Agreement with our President and Chief Financial Officer, Brian Bronson. Mr. Bronson's Change of Control Agreement provides that if we terminate his employment with us (other than for cause, death or disability), or if he terminates his employment with us for good reason within 12 months following a change of control or within three months preceding a change of control, Mr. Bronson is entitled to receive severance pay in a cash amount equal to 24 months of Mr. Bronson's annual base pay at the highest annual rate in effect at any time within the 12-month period preceding the date of termination. Severance pay that is payable would be made 100 days following the termination date. Upon such termination, and in addition to severance pay, Mr. Bronson is also entitled to receive (i) up to twelve months of continued coverage pursuant to COBRA under the Company's group health plan, (ii) stock-based incentive compensation plan payout under our LTIP pursuant to the terms of and within the periods specified in the LTIP and his stock-based incentive compensation plan payout under each other stock-based incentive compensation plan, partial cash-based incentive compensation plan payout, if any and (iii) up to $15,000 for the costs and expenses of any executive outplacement firm. Upon such termination, all stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other similar awards granted to Mr. Bronson shall be immediately exercisable in full in accordance with the applicable provisions of the relevant award agreement and the plan; and any risk of forfeiture included in any restricted stock or other similar award shall immediately lapse. Stock options (other than those considered Incentive Stock Options) and stock appreciation rights shall also be amended to permit Mr. Bronson to exercise such stock options and stock appreciation rights for a period of time equal to the earlier of (i) the period of 180 days after the date of Mr. Bronson's termination; or (ii) the date that each stock option and stock appreciation right would otherwise expire by its original terms had Mr. Bronson not been terminated. Had the Change of Control Agreement been in effect and a triggering event occurred on December 31, 2012, such that Mr. Bronson would become entitled to benefits under his Change of Control Agreement, Mr. Bronson would have been entitled to the payments detailed below.

As part of assuming the role of President and Chief Executive Officer, on October 1, 2012, we entered into an Executive Severance Agreement ("Severance Agreement") with Brian Bronson. Mr. Bronson's Severance Agreement provides that if we terminate his employment (other than for cause, death or disability) or if he terminates his employment with us for good reason and contingent on Mr. Bronson signing a release agreement, Mr. Bronson will be entitled to (i) a payment amount equal to 24 months base pay, (ii) up to twelve months of continued coverage pursuant to COBRA under the Company's group health plan, (iii) stock-based incentive compensation plan payout under our LTIP pursuant to the terms of and within the periods specified in the LTIP and under each other stock-based incentive compensation plan, (iv) partial cash-based incentive compensation plan payout, if any, and (v) up to $15,000 for the costs and expenses of any executive outplacement firm. Had Mr. Bronson's employment been terminated by us without cause on December 31, 2012, Mr. Bronson would have become entitled to receive the benefits described below.

Brian Bronson	Termination Following a Change of Control		Termination Under Executive Severance Agreement
Severance Payments	$890,000		$890,000
Performance RSU	$1,291,334	(1)	$42,717	(2)
Equity Acceleration (3)	$127,663		$0
Health Insurance Benefits	$17,959		$17,959
TOTAL	$2,326,956		$950,676

(1) Performance restricted stock units to acquire 375,000 shares under the LTIP and 58,334 shares under the 2007 Stock Plan would have accelerated and vested. Under the terms of Mr. Bronson's Change of Control Agreement, the LTIP award, as well as other compensation payments paid or payable to the executive that are contingent upon a change of control, would be reduced to avoid triggering excise tax under the parachute payment rules of the Code if such reduction would result in the executive receiving an after-tax amount greater than what would be received if the excise tax were paid.

(2) If the target performance measures under the LTIP were met on June 30, 2013, performance restricted stock units to acquire 14,334 shares would vest.

(3) Options to acquire 349,657 shares would have accelerated and vested with an intrinsic value of $0 as of December 31, 2012. Restricted stock with a market value of $127,663 would have accelerated and vested.

As part of assuming the role of Interim Chief Financial Officer, on October 1, 2012, we entered into a Change of Control Agreement with Allen Muhich. Mr. Muhich's Change of Control Agreement provides that if we terminate his employment with us (other than for cause, death or disability), or if he terminates his employment with us for good reason within 12 months following a change of control or within three months preceding a change of control, Mr. Muhich is entitled to receive severance pay in a cash amount equal to nine months of Mr. Muhich's annual base pay at the highest annual rate in effect at any time within the 12-month period preceding the date of termination. Upon such termination, and in addition to severance pay, Mr. Muhich is also entitled to receive (i) up to six months of continued coverage pursuant to COBRA under the Company's group health plan, (ii) partial cash-based incentive compensation plan payout, if any and (iii) stock-based incentive compensation plan payout under our LTIP pursuant to the terms of and within the periods specified in the LTIP and under each other stock-based incentive compensation plan. Upon Mr. Muhich's confirmation as Chief Financial Officer on February 1, 2013, we entered into a Change of Control Agreement with Mr. Muhich which, in addition to the payments described above, entitles him to up to twelve months of continued coverage pursuant to COBRA under the company's group health plan. Also, upon such termination, all stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other similar awards granted to Mr. Muhich shall be immediately exercisable in full in accordance with the applicable provisions of the relevant award agreement and the plan; and any risk of forfeiture included in any restricted stock or other similar award shall immediately lapse. Stock options (other than those considered Incentive Stock Options) and stock appreciation rights shall also be amended to permit Mr. Muhich to exercise such stock options and stock appreciation rights for a period of time equal to the earlier of (i) the period of 180 days after the date of Mr. Muhich's termination; or (ii) the date that each stock option and stock appreciation right would otherwise expire by its original terms had Mr. Muhich not been terminated. Had Mr. Muhich's employment been terminated by us without cause, and if he had signed a release agreement, on December 31, 2012, Mr. Muhich would have become entitled to receive the payment described below pursuant to the Change of Control Agreement signed on February 1, 2013.

As part of assuming the role of Interim Chief Financial Officer, on October 1, 2012, we entered into an Executive Severance Agreement with Allen Muhich. If we terminate Mr. Muhich's employment with us other than for cause, death or disability or Mr. Muhich terminates employment with us for good reason and contingent upon Mr. Muhich signing a release agreement, Mr. Muhich is entitled to receive severance pay in a lump sum cash amount equal to six months of Mr. Muhich's annual base pay at the rate in effect immediately before the date of termination. The payment would be made within five days after execution of the release agreement. Upon such termination, and in addition to severance pay, Mr. Muhich is also entitled to receive (i) up to six months of continued coverage pursuant to COBRA under the Company's group health plan, (ii) partial cash-based incentive compensation plan payout, if any and (iii) stock-based incentive compensation plan payout under our LTIP pursuant to the terms of and within the periods specified in the LTIP and under each other stock-based incentive compensation plan. Upon Mr. Muhich's confirmation as Chief Financial Officer on February 1, 2013, we entered into an Executive Severance Agreement with Mr. Muhich which, in addition to (ii) and (iii) described above entitles Mr. Muhich to severance pay in a lump sum cash amount equal to twelve months of Mr. Muhich's annual base pay at the rate in effect immediately before the date of termination. The payment would be made within five days after execution of the release agreement. Upon such termination, and in addition to severance pay, Mr. Muhich is also entitled to receive up to twelve months of continued coverage pursuant to COBRA under the Company's group health plan. Had Mr. Muhich's employment been terminated by us without cause, and if he had signed a release agreement, on December 31, 2012, Mr. Muhich would have become entitled to receive the payment described below pursuant to the Executive Severance Agreement signed on February 1, 2013.

Allen Muhich	Termination Under Change of Control Agreement		Termination Under Employment/Severance Agreement
Severance Payments	$245,000		$183,750
Performance RSU	$275,650	(1)	$8,543	(2)
Equity Acceleration (3)	$35,514		$—
Health Insurance Benefits (4)	$—		$—
TOTAL	$556,164		$192,293

(1) Performance restricted stock units to acquire 75,000 shares under the LTIP and 17,500 shares under the 2007 Stock Plan would have accelerated and vested. Under the terms of Mr. Muhich's Change of Control Agreement, the LTIP award, as well as other compensation payments paid or payable to the executive that are contingent upon a change of control, would be reduced to avoid triggering excise tax under the parachute payment rules of the Code if such reduction would result in the executive receiving an after-tax amount greater than what would be received if the excise tax were paid.

(2) If the target performance measures under the LTIP were met on June 30, 2013, performance restricted stock units to acquire 2,867shares would vest.

(3) Options to acquire 32,434 shares would have accelerated and vested with an intrinsic value of $0 as of December 31, 2012. Restricted stock with a market value of $35,514 would have accelerated and vested.

(4) Mr. Muhich has not elected any benefits under our group health plan.

As a result of management changes and to support current regulations, on August 3, 2012, we entered into a Change of Control Agreement with Amit Agarwal. Mr. Agarwal's Change of Control Agreement provides that if we terminate his employment with us (other than for cause, death or disability), or if he terminates his employment with us for good reason within 12 months following a change of control or within three months preceding a change of control, Mr. Agarwal is entitled to receive severance pay in a cash amount equal to nine months of Mr. Agarwal's annual base pay at the highest annual rate in effect at any time within the 12-month period preceding the date of termination. Upon such termination, and in addition to severance pay, Mr. Agarwal is also entitled to receive (i) up to six months of continued coverage pursuant to COBRA under the Company's group health plan, (ii) partial cash-based incentive compensation plan payout, if any and (iii) stock-based incentive compensation plan payout under our LTIP pursuant to the terms of and within the periods specified in the LTIP and his stock-based incentive compensation plan payout under each other stock-based incentive compensation plan. Had Mr. Agarwal's employment been terminated by us without cause, and if he had signed a release agreement, on December 31, 2012, Mr. Agarwal would have become entitled to receive the payments described below.

As a result of management changes and to support current regulations, on August 3, 2012, we entered into an Executive Severance Agreement with Amit Agarwal. If we terminate Mr. Agarwal's employment with us other than for cause, death or disability or Mr. Agarwal terminates employment with us for good reason and contingent upon Mr. Agarwal signing a release agreement, Mr. Agarwal is entitled to receive severance pay in a lump sum cash amount equal to six months of Mr. Agarwal's annual base pay at the rate in effect immediately before the date of termination. The payment would be made within five days after execution of the release agreement. Upon such termination, and in addition to severance pay, Mr. Agarwal is also entitled to receive (i) up to six months of continued coverage pursuant to COBRA under the Company's group health plan, (ii) partial cash-based incentive compensation plan payout, if any and (iii) stock-based incentive compensation plan payout under our LTIP pursuant to the terms of and within the periods specified in the LTIP and under each other stock-based incentive compensation plan. Under the terms of the Sixth Amended and Restated Continuous Computing Corporation 1998 Stock Incentive Plan (as amended, the “CCPU Legacy Plan”), upon a Change in Control (as defined in the CCPU Legacy Plan), all outstanding stock options (other than stock options subject to the earnout provisions of Section 6.11 of the Merger Agreement) issued under the CCPU Legacy Plan that have not been assumed, substituted or replaced in accordance with the terms of the CCPU Legacy Plan shall become fully exercisable within thirty (30) days before the effective date of such Change in Control. The CCPU Legacy Plan does not require the termination of employment of a holder of outstanding stock options in order for such stock options to become fully exercisable in connection with a Change in Control. If a Change in Control had occurred on December 31, 2012, Mr. Agarwal's 17,619 outstanding stock options under the CCPU Legacy Plan (which exclude stock options subject to the earnout provisions of Section 6.11 of the Merger Agreement), with an intrinsic value of $42,816 as of such date, would have accelerated and vested if such options were not assumed, substituted or replaced in accordance with the terms of the CCPU Legacy Plan.

Further, had Mr. Agarwal's employment been terminated by us without cause, and if he had signed a release agreement, on December 31, 2012, Mr. Agarwal would have become entitled to receive the payments described below.

Amit Agarwal	Termination Under Change of Control Agreement	Termination Under Employment/Severance Agreement
Severance Payments	$183,750	$122,500
Performance RSU (1)	$14,239	$14,239
Health Insurance Benefits	$11,992	$7,995
TOTAL	$209,981	$144,734

(1) If the target performance measures under the LTIP were met on June 30, 2013, performance restricted stock units to acquire 4,778 shares would vest.

As a result of management changes and to support current regulations, on August 1, 2012, we entered into a Change of Control Agreement with Keate Despain. Mr. Despain's Change of Control Agreement provides that if we terminate his employment with us (other than for cause, death or disability), or if he terminates his employment with us for good reason within 12 months following a change of control or within three months preceding a change of control, Mr. Despain is entitled to receive severance pay in a cash amount equal to nine months of Mr. Despain's annual base pay at the highest annual rate in effect at any time within the 12-month period preceding the date of termination. Upon such termination, and in addition to severance pay, Mr. Despain is also entitled to receive (i) up to six months of continued coverage pursuant to COBRA under the Company's group health plan, (ii) partial cash-based incentive compensation plan payout, if any and (iii) stock-based incentive compensation plan payout under our LTIP pursuant to the terms of and within the periods specified in the LTIP and under each other stock-based incentive compensation plan. Had Mr. Despain's employment been terminated by us without cause, and if he had signed a release agreement, on December 31, 2012, Mr. Despain would have become entitled to receive the payments described below.

As a result of management changes and to support current regulations, on August 1, 2012, we entered into an Executive Severance Agreement with Keate Despain. If we terminate Mr. Despain's employment with us other than for cause, death or disability or Mr. Despain terminates employment with us for good reason and contingent upon Mr. Despain signing a release agreement, Mr. Despain is entitled to receive severance pay in a lump sum cash amount equal to six months of Mr. Despain's annual base pay at the rate in effect immediately before the date of termination. The payment would be made within five days after execution of the release agreement. Upon such termination, and in addition to severance pay, Mr. Despain is also entitled to receive (i) up to six months of continued coverage pursuant to COBRA under the Company's group health plan, (ii) partial cash-based incentive compensation plan payout, if any and (iii) stock-based incentive compensation plan payout under our LTIP pursuant to the terms of and within the periods specified in the LTIP and under each other stock-based incentive compensation plan. Had Mr. Despain's employment been terminated by us without cause, and if he had signed a release agreement, on December 31, 2012, Mr. Despain would have become entitled to receive the payments described below.

Keate Despain	Termination Under Change of Control Agreement	Termination Under Employment/Severance Agreement
Severance Payments	$170,250	$113,500
Performance RSU (1)	$13,669	$13,669
Health Insurance Benefits	$19,375	$12,917
TOTAL	$203,294	$140,086

(1) If the target performance measures under the LTIP were met on June 30, 2013, performance restricted stock units to acquire 4,587 shares would vest.

As part of our merger and acquisition of CCPU, on May 2, 2011, we entered into a Severance Agreement with Michel A. Dagenais. Mr. Dagenais' Severance Agreement provided that if we terminated his employment with us (other than for cause, death or disability) or if he terminated his employment with us for good reason and contingent on Mr. Dagenais signing a release agreement, Mr. Dagenais would be entitled to receive severance pay in a lump sum cash amount equal to 24 months of Mr. Dagenais' annual base pay at the rate in effect immediately before the date of termination. Upon such termination, and in addition to severance pay, Mr. Dagenais would also be entitled to receive (i) up to twelve months of continued coverage pursuant to COBRA under the Company's group health plan, (ii) stock-based incentive compensation plan payout under our LTIP pursuant to the terms of and within the periods specified in the LTIP, (iii) partial cash-based incentive compensation plan payout, if any, and (iv) up to $25,000 for the costs and expenses of any executive outplacement firm. Mr. Dagenais' employment terminated on October 1, 2012. Pursuant to his Severance Agreement, Mr. Dagenais has received (or, in the case of continual coverage pursuant to COBRA and possible LTIP payout, is receiving) the payments described below.

Michel A. Dagenais	Termination Under Employment/Severance Agreement
Severance Payments	$890,000
Performance RSU (1)	$6,408
Health Insurance Benefits	$15,855
TOTAL	$912,263

(1) If the target performance measures under the LTIP were met on June 30, 2013, performance restricted stock units to acquire 2,150 shares would vest.

As a result of management changes and to support current regulations, on August 2, 2012, we entered into an Executive Severance Agreement with Fred Barden. If we terminate Mr. Barden's employment with us other than for cause, death or disability or Mr. Barden terminates employment with us for good reason and contingent upon Mr. Barden signing a release agreement, Mr. Barden is entitled to receive severance pay in a lump sum cash amount equal to six months of Mr. Barden's annual base pay at the rate in effect immediately before the date of termination. The payment would be made within five days after execution of the release agreement. Upon such termination, and in addition to severance pay, Mr. Barden is also entitled to receive (i) up to six months of continued coverage pursuant to COBRA under the Company's group health plan, (ii) partial cash-based incentive compensation plan payout, if any and (iii) stock-based incentive compensation plan payout under our LTIP pursuant to the terms of and within the periods specified in the LTIP and under each other stock-based incentive compensation plan. Mr. Barden's employment terminated on March 1, 2013. Pursuant to his Severance Agreement, Mr. Barden has received as of March 31, 2013 (or, in the case of continual coverage pursuant to COBRA and possible LTIP payout, is receiving) the payments described below.

Fred Barden	Termination Under Employment/Severance Agreement
Severance Payments	$112,500
Performance RSU (1)	$8,543
Health Insurance Benefits	$11,950
TOTAL	$132,993

(1) If the target performance measures under the LTIP were met on June 30, 2013, performance restricted stock units to acquire 2,867 shares would vest.

On November 4, 2009, we entered into an Executive Severance Agreement with our Vice President of Global Operations, John Major. If we terminate Mr. Major's employment with us other than for cause and contingent upon Mr. Major signing a release agreement, Mr. Major is entitled to receive severance pay in a lump sum cash amount equal to six months of Mr. Major's annual base pay at the rate in effect immediately before the date of termination. However, the payment may not exceed two times the lesser of (i) the sum of Mr. Major's annualized compensation based upon the annual rate of pay for services provided to us as an employee for the calendar year preceding the calendar year of the termination of Mr. Major's employment, or (ii) the maximum amount that may be taken into account under a qualified plan pursuant to the Code. The payment would be made within 30 days following execution of the release agreement and in any event, no later than the end of the second calendar year following the calendar year of termination. Mr. Major would also receive COBRA benefits for six months. Mr. Major's employment terminated on June 30, 2012. Pursuant to his Severance Agreement, Mr. Major has received the payments described below.

On April 23, 2012, we entered into a Transition Agreement with Mr. Major. Under the terms of the Transition Agreement, if Mr. Major assisted the Company in the transition of his responsibilities and satisfied other conditions, he would receive, in addition to payments under his Executive Severance Agreement, (i) a transition bonus in a lump sum cash amount equal to $150,000 and (ii) up to $5,000 for the costs and expenses of any executive outplacement firm. Mr. Major's employment terminated on June 30, 2012. Pursuant to his Transition Agreement, Mr. Major has received the payments described below.

John Major	Termination Under Executive Severance Agreement and Transition Agreement
Severance Payments	$132,600
Transition Bonus	$150,000
Health Insurance Benefits	$11,399
TOTAL	$293,999

2012 DIRECTOR COMPENSATION

	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings (2)	All Other Compensation	Total
C. Scott Gibson	$100,376	$47,625	—	—	—	—	$148,001
Hubert de Pesquidoux	$36,096	$74,905	26,200	—	—	—	$137,201
Kevin C. Melia	$57,625	$47,625	—	—	—	—	$105,250
David Nierenberg	$43,242	$47,625	—	—	—	—	$90,867
M. Niel Ransom	$50,750	$47,625	—	—	—	—	$98,375
Lorene K. Steffes	$52,125	$47,625	—	—	—	—	$99,750
Vincent H. Tobkin	$29,339	$72,105	23,510	—	—	—	$124,954
Richard J. Faubert (3)	$21,726	—	—	—	—	—	$21,726
Dr. William W. Lattin (3)	$23,138	—	—	—	—	—	$23,138
Carl W. Neun (4)	$8,667	—	—	—	—	—	$8,667

(1)
The amounts included in the Stock Awards and Option Awards columns include the aggregate grant date fair value of stock and option awards granted in the fiscal year computed in accordance with FASB ASC Topic 718. We continue to use the Black-Scholes model to measure the grant date fair value of stock options and the amounts above do not include any forfeiture reserve. For a discussion of the valuation assumptions used to value the options, see Note 18 to our Consolidated Financial Statements included in our annual report on Form 10‑K for the fiscal year ended December 31, 2012. A supplemental table following these footnotes sets forth: (i) the aggregate number of stock awards and option awards outstanding at 2012 fiscal year end; (ii) the aggregate number of stock awards and options awards granted during fiscal 2012; and (iii) the grant date fair value of equity awards granted by us during fiscal 2012 to each of our directors who was not an executive officer.

(2)
The 2012 Director Compensation Table only requires disclosure of above-market or preferential returns on nonqualified deferred compensation. Participants in our Non-Qualified Deferred Compensation Plan make voluntary contributions to their accounts. Participants elect to benchmark earnings on their accounts to the performance of third-

party investment funds available to them under the Non-Qualified Deferred Compensation Plan. Participants select from among the funds available to them. Earnings are calculated and applied to participant accounts daily and may be positive or negative, based on individual fund performance. Although the funds offered to participants under our Non-Qualified Deferred Compensation Plan differ from those under our 401(k) plan, the number of funds and investment objectives of each fund are similar to those under the 401(k) plan. In accordance with SEC rules and publicly available interpretations of these rules by the SEC Staff, earnings on deferred compensation invested in third-party investment vehicles, such as mutual funds, need not be reported as compensation on the Director Compensation Table.

(3)	Mr. Faubert & Mr. Lattin resigned from our Board, effective June 26, 2012.

(4)	Mr. Neun resigned from our Board, effective March 1, 2012.

Additional Information With Respect to Director Equity Awards

Name	Option Awards Outstanding at 2012 Fiscal Year End (#) (1)	Stock Awards Outstanding at 2012 Fiscal Year End (#) (1)	Option Awards Granted during Fiscal 2012 (#) (2)	Stock Awards Granted during Fiscal 2012 (#) (2)	Grant Date Fair Value of Option Awards Granted in Fiscal 2012 ($) (3)	Grant Date Fair Value of Stock Awards Granted in Fiscal 2012 ($) (3)
C. Scott Gibson	63,000	15,000	—	7,500	—	47,625
Hubert de Pesquidoux	7,000	11,500	7,000	11,500	26,200	74,905
Kevin C. Melia	74,000	15,000	—	7,500	—	47,625
David Nierenberg	7,000	15,167	—	7,500	—	47,625
M. Niel Ransom	7,000	16,334	—	7,500	—	47,625
Lorene K. Steffes	64,000	15,000	—	7,500	—	47,625
Vincent H. Tobkin	7,000	11,500	7,000	11,500	23,510	72,105
Richard J. Faubert	—	—	—	—	—	—
Dr. William W. Lattin	—	—	—	—	—	—
Carl W. Neun	—	—	—	—	—	—

(1)	Includes both vested and unvested options to purchase our common stock.

(2)
Stock grants to our Board of Directors are made pursuant to the terms of the 2007 Stock Plan. The exercise price of options granted to non‑employee directors during 2012 was the fair market value of our common stock on the date of grant and the term of each option is seven years. For stock option grants made in 2012 to Mr. de Pesquidoux and Mr. Tobkin, the exercise prices were $6.82 and $6.12, respectively. Grants of stock options become exercisable for one-third of the total option shares on the first anniversary of the date of grant and become exercisable in monthly increments equal to 1/36th of the total option shares, cumulatively, each month thereafter, becoming fully exercisable on the 3rd annual anniversary of the date of grant. Grants of restricted stock unit awards become vested for one-half of the award shares on each anniversary of the date of grant. The grants of restricted stock units made to Mr. de Pesquidoux and Mr. Tobkin for 4,000 shares each become vested for one-third of the award shares on each anniversary of the date of grant.

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

Narrative Disclosure of Director Compensation

During 2012, each director who was not employed by us was compensated per the chart below. Director compensation is reviewed on an annual basis. Compensation adjustments, if determined appropriate, are typically effective April 1st. For 2012, the Committee approved an increase to Board committee and chair retainers. The Director annual retainer was found to be below market, however, the decision was made to increase the retainer to $40,000 effective January 1, 2013 contingent upon Radisys achieving the 2012 financial non-GAAP EPS goal of $0.80. Based on our operating results, no change to the retainer was made on January 1, 2013.

	April 1, 2011	April 1, 2012
Director annual retainer	$35,000	$35,000
Chairman of the Board annual retainer	$75,000	$75,000
Audit Committee Chairman	$17,000	$20,000
Compensation and Development Committee Chairman	$11,000	$14,000
Nominating and Governance Committee Chairman	$8,000	$11,000
Technology and Market Development Committee Chairman	$11,000	$11,000
Audit Committee membership	$7,500	$10,000
Compensation and Development Committee membership	$5,000	$7,500
Nominating and Governance Committee membership	$4,000	$5,000
Technology and Market Development Committee membership	$5,000	$5,000

Effective January 2012, non-employee directors are expected to acquire and hold a minimum of common stock worth six times the annual retainer or 20,000 shares, whichever is the lesser value, and that minimum amount is expected to be reached within three to five years of becoming a director. Directors must reach the minimum stock ownership guidelines prior to selling any shares of Company stock. Of our non-employee directors, three have already reached this ownership goal and four are within the three to five year period to reach this goal. Directors who are our employees receive no separate compensation as directors.

In addition, non-employee directors receive an annual equity grant of 7,500 restricted stock units. The vesting of the restricted stock units granted in 2012 was over a two-year period as described above. Newly appointed directors receive a similar grant of 7,000 non-qualified stock options and 4,000 restricted stock units upon appointment to the Board of Directors with “refresher” annual equity grants to commence immediately upon appointment if appointment occurs after granting of the annual Board refresher grants or during the next annual refresher cycle for the full Board if appointed prior to the granting of the annual Board refresher grants. Directors are also reimbursed for reasonable expenses incurred in attending meetings.

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

Assessment of Risk Related to Compensation Policies and Practices
We regularly review and assess our compensation policies and practices to determine whether they are reasonably likely to have a material adverse effect on the Company. The assessment is conducted by management, which reviews both our equity and cash incentive compensation programs for the presence of certain elements that could encourage our employees to take unnecessary or excessive risks; the ratios and level of incentive to fixed compensation, annual to long-term compensation and cash to equity compensation; the percentage of compensation expense as compared to the business unit's revenues; and the presence of other design features that may serve to mitigate risk taking, such as the use of multiple performance measures, caps on payments and similar features. Management's assessment of our compensation policies is then reviewed by the Committee and discussed with the entire Board of Directors in connection with the risk oversight function.
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

Compensation Committee Interlocks and Insider Participation

None.

COMPENSATION AND DEVELOPMENT COMMITTEE
REPORT (1)
We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Radisys Corporation annual report on Form 10-K for the year ended December 31, 2012, as amended.

C. Scott Gibson
Kevin C. Melia, Chairman
Lorene K. Steffes
Vincent H. Tobkin

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership Information

The following table sets forth information regarding the beneficial ownership of our common stock as of April 19, 2013 (or such other date as otherwise indicated in the footnotes below) by (i) each person known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors and nominees for directors, (iii) each “named executive officer” named in the Summary Compensation Table and (iv) all of our directors and executive officers as a group. Unless otherwise noted in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all outstanding shares of common stock shown as beneficially owned by them.

Name	Shares Beneficially Owned	Percentage of Common Stock (1)
CURRENT DIRECTORS
C. Scott Gibson (2) (3)	149,296	*
Hubert de Pesquidoux (2)	4,056	*
Kevin C. Melia (2)	114,000	*
David Nierenberg (2) (5)	4,540,379	15.86%
M. Niel Ransom (2)	21,783	*
Lorene K. Steffes (2)	82,000	*
Vincent H. Tobkin (2)	2,528	*
CURRENT NAMED EXECUTIVE OFFICERS
Brian Bronson (2)	317,078	1.10%
Amit Agarwal (2)	60,746	*
Keate Despain (2)	38,125	*
Allen Muhich (2)	15,948	*
All directors and officers as a group (11 persons) (7)	5,345,939	18.33%

FORMER EXECUTIVE OFFICERS
Michel A. Dagenais (2) (6)	105,068	*
Fred Barden (2) (6)	10,363	*
John Major (6)	1,666	*

PRINCIPAL SHAREHOLDERS
Blackrock Inc. (5)	1,835,817	6.93%
40 East 52nd Street
New York, NY 10022
The D3 Family Funds, L.P. (4)	4,527,463	15.82%
Nierenberg Investment Management Company
19605 NE 8th Street
Camas, WA 98607
Wolverine Asset Management LLC (5)	1,527,233	5.34%
175 W. Jackson Blvd., Suite 200
Chicago, IL 60604
Paradigm Capital Management, Inc. (5)	2,158,867	7.54%
Nine Elk Street
Albany, NY 12207

*    Less than 1%

(1)	Percentage ownership is calculated based on 28,613,467 shares of our common stock outstanding on April 19, 2013.

(2)	Includes options to purchase shares of our common stock exercisable within 60 days after April 19, 2013 or restricted stock units that will vest within 60 days after April 19, 2013 as set forth below.

Name	Options to Purchase Shares	Restricted Stock Units
Amit Agarwal	25,692	—
Fred Barden	10,363	—
Brian Bronson	256,837	—
Michel A. Dagenais	304	—
Keate Despain	28,493	—
C. Scott Gibson	63,000	2,500
Hubert de Pesquidoux	2,723	—
Kevin C. Melia	74,000	2,500
Allen Muhich	14,334	—
David Nierenberg	5,250	2,500
M. Niel Ransom	6,417	2,500
Lorene K. Steffes	64,000	2,500
Vincent H. Tobkin	2,528	—

(3)	Includes 69,046 shares held in the Deferred Compensation Plan.

(4)
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

(5)
Based solely on information set forth in Schedule 13G dated December 31, 2012, filed with the SEC. According to the filing of Blackrock Inc., Blackrock Inc. has sole voting power for 1,983,958 shares, sole dispositive power for 1,983,958 shares, shared voting power for zero shares and shared dispositive power for zero shares. According to the filing of Wolverine Investment Management, LLC, Wolverine Investment Management, LLC has sole voting power for 1,524,033 shares, sole dispositive power for 1,524,033 shares, shared voting power for zero shares and shared dispositive power for zero shares. Wolverine Holdings, L.P. has sole voting power for 1,527,233 shares, sole dispositive power for 1,527,233 shares, shared voting power for zero shares and shared dispositive power for zero shares. According to the filing of Paradigm Capital Management, Inc., Paradigm Capital Management, Inc. has sole voting power for 2,158,867 shares, sole dispositive power for 2,158,867 shares, shared voting power for zero shares and shared dispositive power for zero shares.

(6)	Mr. Dagenais, Mr. Barden and Mr. Major are no longer executive officers and are no longer with the company.

Equity Compensation Plan Information

Information with respect to shares of common stock of the Company that may be issued under the Company's equity compensation plans as of December 31, 2012, was included in Item 12 of the Original Filing.

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

Radisys Corporation Stock Plan For Convedia Employees.

On August 31, 2006, the Committee adopted the Radisys Corporation Stock Plan for Convedia Employees (“Convedia Stock Plan”) for awards to be made in connection with our acquisition of Convedia Corporation. The Convedia Stock Plan was adopted without shareholder approval in reliance upon the exception provided under the Nasdaq Listing Rule 5635(c)(4) relating to awards granted to new employees of the Company, including grants to transferred employees in connection with a merger or other acquisition. The Convedia Stock Plan became effective as of September 1, 2006. The Convedia Stock Plan permits the granting of stock options, restricted stock and restricted stock units. The maximum number of shares of common stock with respect to which awards may be granted is 365,000 shares (subject to adjustment in accordance with the Convedia Stock Plan). In order to comply with the Nasdaq Listing Rule 5635, the awards may only be granted to employees transferred from Convedia Corporation in connection with our acquisition of Convedia Corporation and in connection with the future hiring of new employees of Convedia Corporation by us. Unless sooner terminated by our Board of Directors, the Convedia Stock Plan will terminate on the tenth anniversary of its effective date of September 1, 2006. The Convedia Stock Plan provides that the Committee will determine the option price at which common stock may be purchased, but the price will not be less than the fair market value of the common stock on the date the option is granted. The Committee will determine the term of each option, but no option will be exercisable more than 10 years after the date of grant. The Convedia Stock Plan provides for certain terms and conditions pursuant to which restricted stock and restricted stock units may be granted under the Convedia Stock Plan. Each grant of restricted stock and restricted stock units must be evidenced by an award agreement in a form approved by the Committee. The vesting of restricted stock or restricted stock units may be conditioned upon the completion of a specified period of employment, upon attainment of specified performance goals and/or upon such other criteria as the Committee determines.

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

Radisys Corporation Inducement Stock Plan for CCPU Employees

On July 5, 2011, the Committee adopted the Radisys Corporation Inducement Stock Plan for CCPU Employees (“CCPU Inducement Stock Plan”) for awards to be made in connection with our acquisition of CCPU. The CCPU Inducement Stock Plan was adopted without shareholder approval in reliance upon the exception provided under the Nasdaq Listing Rule 5635(c)(4) relating to awards granted to new employees of the Company, including grants to transferred employees in connection with a merger or other acquisition. The CCPU Inducement Stock Plan became effective as of July 8, 2011. The CCPU Inducement Stock Plan permits the granting of stock options, restricted stock and restricted stock units. The maximum number of shares of common stock with respect to which awards may be granted is 600,000 shares (subject to adjustment in accordance with the CCPU Inducement Stock Plan). In order to comply with Nasdaq Listing Rule 5635, the awards may only be granted to employees transferred from CCPU in connection with our acquisition of CCPU and in connection with the future hiring of new employees of CCPU by us. Unless sooner terminated by our Board of Directors, the CCPU Inducement Stock Plan will terminate on the tenth anniversary of its effective date of July 8, 2011. The CCPU Inducement Stock Plan provides that the

Committee will determine the option price at which common stock may be purchased, but the price will not be less than the fair market value of the common stock on the date the option is granted. The Committee will determine the term of each option, but no option will be exercisable more than seven years after the date of grant. The CCPU Inducement Stock Plan provides for certain terms and conditions pursuant to which restricted stock and restricted stock units may be granted under the CCPU Inducement Stock Plan. Each grant of restricted stock and restricted stock units must be evidenced by an award agreement in a form approved by the Committee. The vesting of restricted stock or restricted stock units may be conditioned upon the completion of a specified period of employment, upon attainment of specified performance goals and/or upon such other criteria as the Committee determines.

Sixth Amended and Restated Continuous Computing Corporation 1998 Stock Incentive Plan
On July 8, 2011, in connection with the acquisition of CCPU, each outstanding, unvested option granted under the CCPU Legacy Plan (a “CCPU Option”) was assumed by the Company and converted into an option to acquire Company common stock at the applicable exchange ratio. Although the CCPU Legacy Plan was suspended at such time and no further awards will be granted under the CCPU Legacy Plan, each outstanding CCPU Option continues to be governed by the terms and conditions of the CCPU Legacy Plan and the applicable award agreement, as modified by the Merger Agreement. A portion of the CCPU Options remain subject to certain contingencies associated with the earnout pursuant to Section 6.11 of the Merger Agreement (such options, the “Contingent Assumed Options”). The CCPU Legacy Plan was assumed by the Company without shareholder approval in reliance upon the exception provided under Nasdaq Listing Rule 5635(c)(3). As of December 31, 2012, 210,692 CCPU Options remain outstanding, of which 82,333 were Contingent Assumed Options. The CCPU Options vest over a four year period from the original grant date and have an expiration date of 10 years from the original grant date. The CCPU Legacy Plan also provides that upon a Change in Control (as defined in the CCPU Legacy Plan), to the extent such options have not been assumed, substituted or replaced in accordance with the terms of the CCPU Legacy Plan, all unvested CCPU Options will become fully exercisable thirty (30) days before the effective date of such Change in Control, except that Contingent Assumed Options will not become exercisable until such options have been released in accordance with Section 6.11 of the Merger Agreement.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions Policy

The Company has established procedures regarding approval of transactions between the Company and any employee, officer, director and other related persons, including those required to be reported under Item 404 of Regulation S-K. Under the Company's Code of Conduct and Ethics, directors, officers and employees as required to evaluate their relationships, circumstances and actions, such as having a direct or indirect business connection with our customers, suppliers or competitors or being involved in a close personal relationship with an employee of a Company's business partner, and to report any potential conflict of interest situation with a manager or other appropriate person or authority. When such conflict of interest or related party transaction constitutes a transaction required to be disclosed under Item 404 of Regulation S-K, our Audit Committee Charter provides that such transaction must be approved by the Audit Committee prior to initiation of any such transaction. Each member of the Audit Committee uses his or her business judgment in light of the facts and circumstances available in determining whether to vote to approve or disapprove such related party transaction.

Related Party Transactions

In July 2011, Radisys acquired CCPU pursuant to the Merger Agreement, resulting in a change in the Company's senior leadership and a redefined business strategy. The aggregate consideration to be paid to the former shareholders of CCPU pursuant to the terms of the Merger Agreement was approximately $100,985,855. In addition to consideration paid to shareholders of CCPU at the closing of the acquisition, we were required, pursuant to the terms of the Merger Agreement, to (i) deposit shares of the Company's common stock (“Escrow Stock Consideration”) into an escrow account (the “Escrow Account”) to serve as security for indemnification obligations of the Company and as security for certain amounts that may be required to be reimbursed to us pursuant to the Merger Agreement and (ii) make certain earn-out payments (the “Earn-Out Payments;” and together with the Escrow Stock Consideration, the “CCPU Share Consideration”) to the former CCPU shareholders based on the amount of royalty revenues generated by a specific set of contracts associated with CCPU's Trillium products recognized over a period of 36 months beginning on August 1, 2011 (the “Commencement Date”). At the time of the closing of the transactions contemplated by the Merger Agreement, the Escrow Stock Consideration had approximate dollar value of $11,279,885 while the approximate dollar value of the Earn-Out Payments was estimated to be $10.8 million based on the Company's estimate of eligible future royalty revenues over the earn-out period.

Pursuant to the terms of the Merger Agreement, (i) subject to any indemnification claims made against Radisys, one-half of the Escrow Stock Consideration was released to CCPU shareholders on July 8, 2012 with the remainder to be released six months thereafter and (ii) we will make Earn-Out Payments in cash in three installments following the 18-, 24- and 36-month anniversaries of the Commencement Date (as defined in the Merger Agreement) in each case equal to the amount of such royalty revenues during the immediately preceding 18-month, six-month or 12-month period, as applicable, except that, in lieu of making any and all Earn-Out Payments, we may elect, at any time prior to the fifth business day following the determination of any Earn-Out payment to be paid with respect to the first 18-month period, to make a one-time payment in cash and/or, subject to certain share issuance requirements, shares of the Company's common stock with a combined aggregate value of $15,000,000.

The transactions contemplated by the Merger Agreement were approved unanimously by the Board of Directors.

Michel A. Dagenais, our former Chief Executive Officer, was previously the President and Chief Executive Officer of CCPU; Amit Agarwal, our current Vice President and General Manager, Software and Solutions, was previously the Chief Operating Officer of CCPU; and Fred Barden, our former Vice President of Worldwide Sales, was previously the Vice President of Worldwide Sales of CCPU (collectively, the “Former CCPU Officers”), each of whom joined us following the acquisition of CCPU. Pursuant to the terms of the Merger Agreement, and as described above, the Former CCPU Officers may be entitled to payments of CCPU Share Consideration in the future. The approximate dollar value of each Former CCPU Officer's interest in the transactions contemplated by the Merger Agreement is summarized below:

Name	Merger Consideration Received in Cash-2011 (1)	Merger Consideration Received in Radisys Shares-2011 (1)	Assumed Stock Options (Intrinsic Value) (2)	Escrow Merger Consideration Received in Shares - 2012 & 2013	Contingent Merger Consideration (Cash) (3)	Contingent Assumed Stock Options (Intrinsic Value) (4)	Total
Michel A. Dagenais	$2,555,772	$603,988	$379,125 (5)	$461,878 (8)	$252,966	$2,585	$4,256,314
Amit Agarwal	$423,987	$105,655	$138,135 (6)	$92,594 (9)	$50,923	$1,733	$813,027
Fred Barden	$141,534	$30,489	$189,768 (7)	$14,963 (10)	$8,048	$1,305	$386,108

(1)	Valued at $8.39, which is the closing price of our stock on the closing date of the merger.

(2)
Intrinsic value represents the aggregate market value on the closing date of the merger less the aggregate exercise price and includes stock options for which exercisability is subject to the attainment of time-based vesting schedule and the payment of contingencies (other than earnout) pursuant to Section 6.11 of the Merger Agreement.

(3)
Represents estimated earn-out payments subject to timing described above and assumes no indemnification or other claims against escrow fund as well as future payments under the Holder Representative Fund. Estimated earn-out amounts are calculated based on the Company's estimate of projected revenues generated during the 36-month earnout period. As of December 31, 2012 the present value of future payments under the earnout were estimated to be $2.6 million. Shares are valued at $4.92 as of March 31, 2013.

(4)
Represents the intrinsic value on March 31, 2013 of contingent assumed options subject to earnout pursuant to Section 6.11 of the Merger Agreement. Estimated earn-out amounts are calculated based on the Company's estimate of projected revenues generated during the 36-month earnout period. As of December 31, 2012, the present value of future payments under the earnout were estimated to be $2.6 million. Shares are valued at $4.92 on March 31, 2013.

(5)
On July 8, 2012 and January 8, 2013, escrow was released and assumed options subject to the escrow ceased to be contingent. Assumed option shares subject to escrow had an intrinsic value of $42,775.20 and $9,643.56, respectively.

(6)
On July 8, 2012 and January 8, 2013, escrow was released and assumed options subject to the escrow ceased to be contingent. Assumed option shares subject to escrow had an intrinsic value of $15,523.81 and $6,396.46, respectively.

(7)
On July 8, 2012 and January 8, 2013, escrow was released and assumed options subject to the escrow ceased to be contingent. Assumed option shares subject to escrow had an intrinsic value of $22,094.91 and $8,613.27, respectively.

(8)	On July 8, 2012 and January 8, 2013, escrow was released. Such shares had a value of $311,390 and $150,488, respectively.

(9)	On July 8, 2012 and January 8, 2013, escrow was released. Such shares had a value of $62,425 and $30,169, respectively.

(10)	On July 8, 2012 and January 8, 2013, escrow was released. Such shares had a value of $10,088 and $4,875, respectively.

Director Independence

Our Board of Directors has affirmatively determined that each of C. Scott Gibson, Hubert de Pesquidoux, Kevin C. Melia, David Nierenberg, M. Niel Ransom, Lorene K. Steffes and Vincent H. Tobkin are "independent directors" as defined by the SEC rules and within the meaning of the Nasdaq Listing Rule 5605(a)(2) and, therefore, a majority of our Board of Directors is currently independent as so defined.

Item 14. Principal Accounting Fees and Services

Fee Category	Fiscal 2011	Fiscal 2012
Audit Fees	$951,092	$840,432
Audit-Related Fees	$3,255	$4,281
Tax Fees	$57,550	$38,078
All Other Fees	—	—
Total Fees	$1,011,897	$882,791

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

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

 The Audit Committee pre-approved all of the services described above that were provided during 2011 and 2012 in accordance with the pre-approval requirements of the Sarbanes-Oxley Act of 2002. Accordingly, there were no services for which the de minimus exception, as defined in Section 202 of the Sarbanes-Oxley Act, was applicable. The Audit Committee has considered whether the provision of the services covered by these fees is compatible with maintaining the principal auditor's independence. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent registered public accounting firm. Under the policy, all audit and non-audit services to be performed by the independent registered public accounting firm must be presented to the Audit Committee in writing prior to the commencement of such services. The proposal must include a description and purpose of the services, estimated fees and other terms of the engagement. The Audit Committee may delegate to the Chairman of the Audit Committee the authority to grant pre-approvals. Any pre-approvals made by the Chairman pursuant to this delegation shall be presented to the full Audit Committee at its next scheduled meeting following such pre-approvals.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) and (2) No financial statements or schedules are filed with this report on Form 10-K/A.

(a) (3) Exhibits

Exhibit No	Description
2.1
Amended and Restated Asset Purchase Agreement, dated September 12, 2007, by and between the Company and Intel Corporation. Incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K/A, filed on November 1, 2007 (SEC File No. 000-26844).

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

10.43*
Amended and Restated Executive Change of Control Agreement, dated February 1, 2013, between the Company and Allen Muhich. Incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 6, 2013 (SEC File No. 000-26844).

10.44*
Amended and Restated Executive Severance Agreement, dated February 1, 2013, between the Company and Allen Muhich. Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 6, 2013 (SEC File No. 000-26844).

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

10.48*
Executive Severance Agreement, dated August 1, 2012, between the Company and Keate Despain. Incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed on November 2, 2012 (SEC File No. 000-26844).

10.49*
Amended and Restated Executive Change of Control Agreement, dated August 3, 2012, between the Company and Amit Agarwal. Incorporated by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed on November 2, 2012 (SEC File No. 000-26844).

10.50*
Amended and Restated Executive Severance Agreement, dated August 3, 2012, between the Company and Amit Agarwal. Incorporated by reference from Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed on November 2, 2012 (SEC File No. 000-26844).

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

10.6
Form of Registration Rights Agreement, dated June 29, 2012, by and between the Company and each participating holder. Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 2, 2012 (SEC File No. 000-26844).

12
Computation of Ratio of Earnings to Fixed Charges. Incorporated by reference from Exhibit 12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 7, 2013 (SEC File No. 000-26844).

21.1
List of Subsidiaries. Incorporated by reference from Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 7, 2013 (SEC File No. 000-26844).

23.1
Consent of KPMG LLP. Incorporated by reference from Exhibit 23.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 7, 2013 (SEC File No. 000-26844).

31.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Incorporated by reference from Exhibit 32.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 7, 2013 (SEC File No. 000-26844).

32.2
Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Incorporated by reference from Exhibit 32.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 7, 2013 (SEC File No. 000-26844).

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

RADISYS CORPORATION
Date: April 26, 2013	By:	/s/ Brian Bronson
Brian Bronson
Chief Executive Officer and President

EXHIBIT INDEX

Exhibit No	Description
2.1
Amended and Restated Asset Purchase Agreement, dated September 12, 2007, by and between the Company and Intel Corporation. Incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K/A, filed on November 1, 2007 (SEC File No. 000-26844).

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

10.43*
Amended and Restated Executive Change of Control Agreement, dated February 1, 2013, between the Company and Allen Muhich. Incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 6, 2013 (SEC File No. 000-26844).

10.44*
Amended and Restated Executive Severance Agreement, dated February 1, 2013, between the Company and Allen Muhich. Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 6, 2013 (SEC File No. 000-26844).

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

10.48*
Executive Severance Agreement, dated August 1, 2012, between the Company and Keate Despain. Incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed on November 2, 2012 (SEC File No. 000-26844).

10.49*
Amended and Restated Executive Change of Control Agreement, dated August 3, 2012, between the Company and Amit Agarwal. Incorporated by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed on November 2, 2012 (SEC File No. 000-26844).

10.50*
Amended and Restated Executive Severance Agreement, dated August 3, 2012, between the Company and Amit Agarwal. Incorporated by reference from Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed on November 2, 2012 (SEC File No. 000-26844).

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

12
Computation of Ratio of Earnings to Fixed Charges. Incorporated by reference from Exhibit 12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 7, 2013 (SEC File No. 000-26844).

21.1
List of Subsidiaries. Incorporated by reference from Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 7, 2013 (SEC File No. 000-26844).

23.1
Consent of KPMG LLP. Incorporated by reference from Exhibit 23.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 7, 2013 (SEC File No. 000-26844).

31.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Incorporated by reference from Exhibit 32.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 7, 2013 (SEC File No. 000-26844).

32.2
Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Incorporated by reference from Exhibit 32.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 7, 2013 (SEC File No. 000-26844).

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