Form 10-Q
period 2013-03-31
RADISYS CORP
filed 2013-05-02
CIK 873044

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	0-26844

RADISYS CORPORATION
(Exact name of registrant as specified in its charter)

OREGON	93-0945232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5435 N.E. Dawson Creek Drive, Hillsboro, OR	97124
(Address of principal executive offices)	(Zip Code)

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

Number of shares of common stock outstanding as of April 30, 2013: 28,613,467

RADISYS CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended
	March 31,
	2013	2012
Revenues	$68,178	$75,487
Cost of sales:
Cost of sales	46,306	50,005
Amortization of purchased technology	2,217	2,442
Total cost of sales	48,523	52,447
Gross margin	19,655	23,040
Research and development	11,535	12,546
Selling, general and administrative	11,096	12,000
Intangible asset amortization	1,304	1,304
Restructuring and acquisition-related charges, net	1,270	1,444
Loss from operations	(5,550)	(4,254)
Interest expense	(332)	(421)
Other income	147	164
Loss before income tax expense	(5,735)	(4,511)
Income tax expense	822	304
Net loss	$(6,557)	$(4,815)
Net loss per share:
Basic	$(0.23)	$(0.18)
Diluted	$(0.23)	$(0.18)
Weighted average shares outstanding:
Basic	28,470	26,656
Diluted	28,470	26,656

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net loss	$(6,557)	$(4,815)
Other comprehensive income (loss):
Translation adjustments	(194)	220
Net adjustment for fair value of hedge derivatives	108	173
Other comprehensive income (loss)	(86)	393
Comprehensive loss	$(6,643)	$(4,422)

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$31,748	$33,182
Accounts receivable, net	50,467	51,289
Other receivables	2,498	2,986
Inventories, net	16,461	20,071
Inventory deposit, net	7,573	8,836
Other current assets	3,578	4,248
Deferred tax assets, net	5,395	5,376
Total current assets	117,720	125,988
Property and equipment, net	17,698	17,713
Intangible assets, net	66,763	70,284
Long-term deferred tax assets, net	10,781	11,161
Other assets	3,329	7,248
Total assets	$216,291	$232,394

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,462	$41,191
Accrued wages and bonuses	5,446	7,168
Deferred income	7,480	9,222
Convertible senior notes	—	16,919
Line of credit	15,000	—
Other accrued liabilities	8,478	9,601
Total current liabilities	73,866	84,101
Long-term liabilities:
Convertible senior notes	18,000	18,000
Other long-term liabilities	4,314	4,851
Total long-term liabilities	22,314	22,851
Total liabilities	96,180	106,952
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock — no par value, 100,000 shares authorized; 28,607 and 28,471 shares issued and outstanding at March 31, 2013 and December 31, 2012	305,036	303,724
Accumulated deficit	(186,243)	(179,686)
Accumulated other comprehensive income:
Cumulative translation adjustments	1,975	2,169
Unrealized loss on hedge instruments	(657)	(765)
Total accumulated other comprehensive income	1,318	1,404
Total shareholders’ equity	120,111	125,442
Total liabilities and shareholders’ equity	$216,291	$232,394

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(6,557)	$(4,815)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,524	5,527
Inventory valuation allowance	397	453
Deferred income taxes	373	75
Non-cash interest expense	28	111
Loss on disposal of property and equipment	69	76
Stock-based compensation expense	1,099	922
Write off of purchased computer software	3,068	—
Net gain from sale of software assets	(1,575)	—
Other	(402)	115
Changes in operating assets and liabilities:
Accounts receivable	1,330	1,898
Other receivables	464	963
Inventories	5,360	4,386
Inventory deposit	(979)	352
Other current assets	641	547
Accounts payable	(4,231)	(1,496)
Accrued wages and bonuses	(1,705)	(3,555)
Accrued restructuring	11	(1,053)
Deferred income	(1,775)	(3,380)
Other accrued liabilities	(223)	(1,988)
Net cash provided by (used in) operating activities	917	(862)
Cash flows from investing activities:
Capital expenditures	(1,699)	(3,574)
Proceeds from sale of software assets	1,180	—
Net cash used in investing activities	(519)	(3,574)
Cash flows from financing activities:
Borrowings on line of credit	15,000	—
Repurchase of convertible subordinated notes	(16,919)	—
Proceeds from issuance of common stock	219	431
Other financing activities	(18)	(14)
Net cash provided by (used in) financing activities	(1,718)	417
Effect of exchange rate changes on cash	(114)	90
Net decrease in cash and cash equivalents	(1,434)	(3,929)
Cash and cash equivalents, beginning of period	33,182	47,770
Cash and cash equivalents, end of period	$31,748	$43,841
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$705	$619
Income taxes	$207	$181
The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Significant Accounting Policies

Radisys Corporation (the “Company” or “Radisys”) has adhered to the accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2012 in preparing the accompanying interim condensed consolidated financial statements. The preparation of these statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Additionally, the accompanying financial data as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

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

Foreign currency forward contracts are measured at fair value using models based on observable market inputs such as foreign currency exchange rates; therefore, they are classified within Level 2 of the valuation hierarchy. The cash surrender value of life insurance contracts and deferred compensation liability are measured at fair value using quoted market prices for similar instruments; therefore, they are classified within Level 2 of the valuation hierarchy.

The Company has obligations ("contingent consideration"), to be paid in cash, related to the acquisition of Continuous Computing Corporation ("Continuous Computing") based on the amount of product royalty revenues to be generated by a specified set of contracts associated with certain of Continuous Computing's products over a period of 36 months after closing. The contingent consideration liability was established at the time of acquisition and is evaluated at the end of each reporting period. As the significant inputs used in determining the fair value are unobservable, this liability is classified within Level 3 of the fair value hierarchy.

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

The following table summarizes the fair value measurements for the Company's financial instruments (in thousands):

	Fair Value Measurements as of March 31, 2013
	Total	Level 1	Level 2	Level 3
Cash surrender value of life insurance contracts (A)	$2,346	$—	$2,346	$—
Deferred compensation liability	(1,111)	—	(1,111)	—
Foreign currency forward contracts	(65)	—	(65)	—
Contingent consideration liability	(1,801)	—	—	(1,801)
Total	$(631)	$—	$1,170	$(1,801)

(A)	Net of $1.1 million loan against the cash-surrender value of certain life insurance contracts which afford the Company the right of offset.

	Fair Value Measurements as of December 31, 2012
	Total	Level 1	Level 2	Level 3
Cash surrender value of life insurance contracts	$3,398	$—	$3,398	$—
Deferred compensation liability	(1,395)	—	(1,395)	—
Foreign currency forward contracts	(297)	—	(297)	—
Contingent consideration liability	(2,541)	—	—	(2,541)
Total	$(835)	$—	$1,706	$(2,541)

The following table summarizes our Level 3 activity for the Company's contingent consideration liability (in thousands):

Level 3
Balance at December 31, 2012	$2,541
Change in estimate	(803)
Accretion	63
Balance at March 31, 2013	$1,801

The Company records all changes in estimates and accretion on the contingent consideration liability to restructuring and acquisition-related charges, net in the Condensed Consolidated Statements of Operations. Of the $1.8 million contingent consideration liability at March 31, 2013, $0.7 million is recorded in other accrued liabilities and $1.1 million is recorded in other long-term liabilities on the Condensed Consolidated Balance Sheet at March 31, 2013.

Note 3 — Accounts Receivable and Other Receivables

Accounts receivable consists of sales to the Company's customers which are generally based on standard terms and conditions. Accounts receivable balances consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Accounts receivable, gross	$50,936	$52,068
Less: allowance for doubtful accounts	(469)	(779)
Accounts receivable, net	$50,467	$51,289

As of March 31, 2013 and December 31, 2012, the balance in other receivables was $2.5 million and $3.0 million. Other receivables consisted primarily of non-trade receivables including receivables for value-added taxes and inventory transferred to the Company's contract manufacturing partners on which the Company does not recognize revenue.

Note 4 — Inventories

Inventories consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Raw materials	$8,860	$10,420
Work-in-process	440	605
Finished goods	9,540	11,245
	18,840	22,270
Less: inventory valuation allowance	(2,379)	(2,199)
Inventories, net	$16,461	$20,071

	March 31, 2013	December 31, 2012
Inventory deposit (A)	$10,659	$11,637
Less: inventory deposit valuation allowance	(3,086)	(2,801)
Inventory deposit, net	$7,573	$8,836

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

Consigned inventory is held at third-party locations, including the Company's contract manufacturing partner and customers. The Company retains title to the inventory until purchased by the third-party. Consigned inventory, consisting of raw materials and finished goods, was $1.5 million and $0.7 million at March 31, 2013 and December 31, 2012 .

The Company recorded the following charges associated with the valuation of inventory, inventory deposit and the adverse purchase commitment liability (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Inventory, net	$397	$453
Inventory deposit, net	641	299
Adverse purchase commitments	(32)	74

Note 5 — Accrued Restructuring and Acquisition-Related Charges

The following table summarizes the Company's restructuring and acquisition-related charges as presented in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Net gain from sale of OS-9 software assets	$(1,575)	$—
Write off of purchased computer software	3,068	—
Fair value adjustments to Continuous Computing contingent consideration liability	(740)	255
Employee-related restructuring expenses	517	613
Integration-related expenses	—	576
Restructuring and acquisition-related charges, net	$1,270	$1,444

Restructuring and acquisition-related charges typically consist of costs incurred for employee terminations due to a reduction of personnel resources driven by modifications of business strategy or business emphasis. Employee severance and related costs include severance benefits, notice pay and outplacement services. Restructuring and acquisition related charges may also include expenses incurred related to acquisitions, excess facility costs and asset related charges.

In the three months ended March 31, 2013, the Company recorded the following restructuring and acquisition-related charges:

•	$1.6 million net gain from the sale of the Company's OS-9 software assets;

•	$3.1 million expense relating to the write off of the Company's Security Gateway ("SEG") purchased computer software due to management's decision to abandon future development of this technology;

•
$0.7 million gain due to the decrease in fair value of Continuous Computing contingent consideration liability. The Company assesses the fair value of the contingent consideration liability on a quarterly basis, adjusting the liability to fair value based on a detailed analysis of all expected contingent consideration eligible revenues; and

•	$0.5 million net expense for the severance of nine employees, net of reduction resulting from changes in previously estimated amounts for employee severance and associated payroll costs.

In the three months ended March 31, 2012, the Company recorded the following restructuring and acquisition-related charges:

•	$0.3 million expense due to accretion of the Continuous Computing contingent consideration liability;

•	$0.6 million net severance related expense including the severance for a named executive officer and other employees relating to the Continuous Computing integration; and

•	$0.6 million integration-related costs, including $0.5 million associated with the Company transitioning R&D activities to lower cost geographies.

Accrued restructuring, which is included in other accrued liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, consisted of the following (in thousands):

	Severance, payroll taxes and other employee benefits	Facility reductions	Total
Balance accrued as of December 31, 2012	$198	$990	$1,188
Additions	575	—	575
Reversals	(58)	—	(58)
Expenditures	(415)	(92)	(507)
Balance accrued as of March 31, 2013	$300	$898	$1,198

Of the $1.2 million accrued restructuring at March 31, 2013, $0.6 million represents the long-term portion of accrued lease abandonment charges, with the remaining balance representing the short-term portion of accrued restructuring.

The Company evaluates the adequacy of the accrued restructuring charges on a quarterly basis. Reversals are recorded in the period in which the Company determines that expected restructuring obligations are less than the amounts accrued.

Note 6 — Short-Term Borrowings

Silicon Valley Bank

The Company has a $40.0 million secured revolving line of credit agreement (as amended, the “Agreement”) with Silicon Valley Bank (“SVB”) maturing on September 30, 2014. On October 29, 2012, the Agreement was amended to revise the minimum two quarter rolling EBITDA financial covenant and the calculation of the Availability Amount (as defined in the agreement) under the Agreement such that all permitted borrowings under the Agreement are subject to the borrowing base formula in the Agreement. In addition, the amendment modified the frequency of liquidity testing from quarterly to monthly, all as more particularly described below. The secured revolving credit facility is available for cash borrowings and subject to a borrowing formula based upon eligible accounts receivable. Eligible accounts receivable (as defined in the Agreement) include 80% of domestic and 65% of foreign accounts receivable for our U.S. companies, limited to concentration by certain customers, not greater than 60 days past due and no greater than 120 days from original invoice date. Borrowings under the Agreement bear interest at the prime rate, which was 3.25% as of March 31, 2013, or LIBOR, which was 0.20% as of March 31, 2013, plus 1.25%, with either interest rate determined by the Company's election. The Company is required to make interest payments monthly. The Company was further required to pay a commitment fee equal to $35,000 on the closing date of the Agreement and annually thereafter and to pay quarterly in arrears an unused facility fee in an amount equal to 0.375% per year of the unused amount of the facility.

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

•
minimum two quarter rolling EBITDA (earnings before interest, taxes, depreciation, amortization, stock based compensation, goodwill impairment charges, and non-cash restructuring and integration expenses associated with the acquisition of Continuous Computing) of $3.0 million beginning with the quarter ending June 30, 2013. Prior to June 30, 2013, the minimum two quarter rolling EBITDA requirements increase on a quarterly basis with the quarter ending December 31, 2012 as follows: ($3.5) million, and ($1.0) million; and

•	capital expenditures may not exceed $20.0 million during the period January 1, 2011 to December 31, 2012 and $8.0 million in subsequent years.

As of March 31, 2013 and December 31, 2012, the Company had outstanding balances of $15.0 million and $0.0 million issued on its behalf under the Agreement. At March 31, 2013, the Company had $14.4 million of total borrowing availability remaining under the Agreement. As of March 31, 2013, the Company was in compliance with all covenants.

Note 7 — Convertible Debt

2013 Convertible Senior Notes

On February 15, 2013, the Company repaid at maturity the entire outstanding balance of the 2.75% convertible senior notes due 2013 (the "2013 convertible senior notes") in accordance with the terms thereof.

2015 Convertible Senior Notes

On June 20, 2012, the Company entered into subscription agreements with certain holders of the Company's 2013 convertible senior notes. Pursuant to the subscription agreements, on June 29, 2012 the Company exchanged $18.0 million aggregate principal amount of the 2013 convertible senior notes for $18.0 million aggregate principal amount of the Company's 4.50% convertible senior notes due 2015 (the "2015 convertible senior notes"). The 2015 convertible senior notes mature on

February 15, 2015. Holders of the 2015 convertible senior notes may convert their notes into a number of shares of the Company's common stock determined as set forth in the indenture governing the notes at their option on any day to and including the business day prior to the maturity date. The 2015 convertible senior notes are initially convertible into 117.2333 shares of the Company's common stock per $1,000 principal amount of the notes (which is equivalent to a conversion price of approximately $8.53 per share), subject to adjustment upon the occurrence of certain events. Upon the occurrence of a fundamental change, holders of the 2015 convertible senior notes may require the Company to repurchase some or all of their notes for cash at a price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any. In addition, if certain fundamental changes occur, the Company may be required in certain circumstances to increase the conversion rate for any 2015 convertible senior notes converted in connection with such fundamental changes by a specified number of shares of the Company's common stock. The 2015 convertible senior notes are the Company's general unsecured obligations and rank equal in right of payment to all of its existing and future senior indebtedness, and senior in right of payment to the Company's future subordinated debt. The Company's obligations under the 2015 convertible senior notes are not guaranteed by, and are effectively subordinated in right of payment to all existing and future obligations of its subsidiaries and are effectively subordinated in right of payment to its future secured indebtedness to the extent of the assets securing such debt.

As of March 31, 2013 and December 31, 2012, the Company had outstanding 2015 convertible senior notes with a face value of $18.0 million. As of March 31, 2013 and December 31, 2012, the fair value of our 2015 convertible senior notes was $17.7 million, which is based on quoted prices of the Company's publicly traded debt on each balance sheet date.

The following table outlines the effective interest rate, contractually stated interest costs, and costs related to the amortization of issuance costs for the Company's 2013 and 2015 convertible senior notes:

	Three Months Ended
	March 31,
	2013	2012
Effective interest rate of 2013 convertible senior notes	3.73%	3.73%
Effective interest rate of 2015 convertible senior notes	4.50%	NA
Contractually stated interest costs	$261	$309
Amortization of issuance costs	$28	$110

Note 8 — Commitments and Contingencies

Adverse Purchase Commitments

The Company is contractually obligated to reimburse its contract manufacturer for the cost of excess inventory used in the manufacture of the Company's products, if there is no alternative use. This liability, referred to as adverse purchase commitments, is presented in other accrued liabilities in the accompanying Condensed Consolidated Balance Sheets. Estimates for adverse purchase commitments are derived from reports received on a quarterly basis from the Company's contract manufacturer. Increases to this liability are charged to cost of sales. If and when the Company takes possession of inventory reserved for in this liability, the liability is transferred from other accrued liabilities to the excess and obsolete inventory valuation allowance (Note 4 —Inventories).

Guarantees and Indemnification Obligations

As permitted under Oregon law, the Company has agreements whereby it indemnifies its officers, directors and certain finance employees for certain events or occurrences while an officer, director or employee is or was serving in such capacity at the request of the Company. The term of the indemnification period is for the officer's, director's or employee's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. To date, the Company has not incurred any costs associated with these indemnification agreements and, as a result, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2013.

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

The following is a summary of the change in the Company's warranty accrual reserve (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Warranty liability balance, beginning of the period	$3,954	$3,438
Product warranty accruals	1,147	808
Utilization of accrual	(1,212)	(1,182)
Warranty liability balance, end of the period	$3,889	$3,064

At March 31, 2013 and December 31, 2012, $3.1 million of the warranty liability balance are included in other accrued liabilities and $0.8 million are included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.

Note 9 — Basic and Diluted Net Income (Loss) per Share

A reconciliation of the numerator and the denominator used to calculate basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2013	2012
Numerator — Basic
Net loss	$(6,557)	$(4,815)
Numerator — Diluted
Net loss	$(6,557)	$(4,815)
Interest on convertible notes, net of tax benefit (B)	—	—
Net loss, diluted	$(6,557)	$(4,815)
Denominator — Basic
Weighted average shares used to calculate net loss per share, basic	28,470	26,656
Denominator — Diluted
Weighted average shares used to calculate net loss per share, basic	28,470	26,656
Effect of escrow shares (A)	—	—
Effect of convertible notes (B)	—	—
Effect of dilutive restricted stock units (C)	—	—
Effect of dilutive stock options (C)	—	—
Weighted average shares used to calculate net loss per share, diluted	28,470	26,656
Net loss per share
Basic	$(0.23)	$(0.18)
Diluted (B)	$(0.23)	$(0.18)

(A)	For the three months ended March 31, 2013 and 2012, 0.1 million and 1.3 million contingently issuable shares were excluded from the calculation as their effect would have been anti-dilutive.

(B)
For the three months ended March 31, 2013 and 2012, 2.8 million and 3.5 million as-if converted shares associated with the Company's convertible senior notes were excluded from the calculation as their effect would have been anti-dilutive.

(C)	For the three months ended March 31, 2013 and 2012, the following equity awards, by type, were excluded from the calculation, as their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Stock options	2,892	2,651
Restricted stock units	488	502
Performance based restricted stock units (D)	2,101	835
Total equity award shares excluded	5,481	3,988

(D)
For the three months ended March 31, 2013 and 2012, the Company excluded restricted stock units granted under the Long-Term Incentive Plan ("LTIP") and the overlay plan of the 2007 Stock Plan (the "Overlay Plan"), as the performance criteria required for issuance of the awards was not satisfied as of these dates.

Note 10 — Income Taxes

The Company's effective tax rate for the three months ended March 31, 2013 and 2012 differs from the statutory rate primarily due to a full valuation allowance provided against its United States (“U.S.”) net deferred tax assets, Canadian research and experimental development claims, the impact of stock option expense, and taxes on foreign income that differ from the U.S. tax rate.  The Company utilizes the asset and liability method of accounting for income taxes. The Company records deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon the Company's review of all positive and negative evidence, including its three year U.S. cumulative pre-tax book loss and taxable loss, it concluded that a full valuation allowance should continue to be recorded against its U.S. net deferred tax assets at March 31, 2013. In certain other foreign jurisdictions, where the Company does not have cumulative losses or other negative evidence, the Company had net deferred tax assets of $16.2 million and $16.5 million at March 31, 2013 and December 31, 2012.  In the future, if the Company determines that it is more likely than not that it will realize its U.S. net deferred tax assets, it will reverse the applicable portion of the valuation allowance and recognize an income tax benefit in the period in which such determination is made.

The Company's unrecognized tax benefits and related interest and penalties during the three months ended March 31, 2013 increased by $12,000 primarily due to the additional accrual of interest on uncertain tax positions. The ending balance for the unrecognized tax benefits was approximately $3.0 million at March 31, 2013. The related interest and penalties were $0.4 million and $0.3 million. The uncertain tax positions that are reasonably possible to decrease in the next twelve months are insignificant.

The Company is currently under tax examination in India. The periods covered under examination are the Company's financial years 2005 through 2007 and 2009. The examination is in various stages of appellate proceedings and all material uncertain tax positions associated with the examination have been taken into account in the ending balance of the unrecognized tax benefits at March 31, 2013. As of March 31, 2013, the Company is not under examination by tax authorities in any other jurisdictions.

Note 11 — Stock-based Compensation

The following table summarizes the awards granted under the Radisys Corporation 2007 and LTIP Stock Plans (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Stock options	490	44
Restricted stock units	3	14
Performance based restricted stock units	36	—
Total	529	58

Stock-based compensation was recognized and allocated as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Cost of sales	$130	$(71)
Research and development	249	327
Selling, general and administrative	720	666
Total	$1,099	$922

Note 12 — Hedging

The Company’s activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates. The Company manages these risks through the use of forward exchange contracts, designated as foreign-currency cash flow hedges, in an attempt to reduce the potentially adverse effects of foreign currency exchange rate fluctuations that occur in the normal course of business. As such, the Company’s hedging activities are all employed solely for risk management purposes. All hedging transactions are conducted with, in the opinion of management, financially stable and reputable financial institutions. As of March 31, 2013 and December 31, 2012, the only hedge instruments executed by the Company are associated with its exposure to fluctuations in the Indian Rupee, which result from obligations such as payroll and rent paid in this currency.

These derivatives are recognized on the balance sheet at their fair value. Unrealized gain positions are recorded as other current assets and unrealized loss positions are recorded as other current liabilities. Changes in the fair values of the outstanding derivatives that are highly effective are recorded in other comprehensive income until net income is affected by the variability of the cash flows of the hedged transaction. Typically, hedge ineffectiveness could result when the amount of the Company’s hedge contracts exceed the Company’s forecasted or actual transactions for which the hedge contracts were designed to hedge. Once a hedge contract matures, the associated gain (loss) on the contract will remain in other comprehensive income (loss) until the underlying hedged transaction affects net income (loss), at which time the gain (loss) will be reclassified out of accumulated other comprehensive income and recorded to the expense line item being hedged. The Company only enters into derivative contracts in order to hedge foreign currency exposure, and these contracts do not exceed two years from inception. If the Company entered into a contract for speculative reasons or if the Company’s current hedge position becomes ineffective, changes in the fair values of the derivatives would be recognized in earnings in the current period.

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives are expected to remain highly effective in future periods. For the three months ended March 31, 2013 and 2012 and for the year ended December 31, 2012, the Company had no hedge ineffectiveness.

During the three months ended March 31, 2013, the Company entered into 12 new foreign currency forward contracts with total notional contractual values of $2.5 million. During the three months ended March 31, 2012, the Company entered into 21 new foreign currency forward contracts with total notional contractual values of $4.5 million.

 A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments designated as cash flow hedges at March 31, 2013 is as follows (in thousands):

	Contractual/Notional Amount	Condensed Consolidated Balance Sheet Classification	Estimated Fair Value
Type of Cash Flow Hedge			Asset	(Liability)
Foreign currency forward exchange contracts	$13,966	Other accrued liabilities	$—	$(65)

A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments designated as cash flow hedges at December 31, 2012 is as follows (in thousands):

	Contractual/Notional Amount	Condensed Consolidated Balance Sheet Classification	Estimated Fair Value
Type of Cash Flow Hedge			Asset	(Liability)
Foreign currency forward exchange contracts	$13,986	Other accrued liabilities	$—	$(297)

The effect of derivative instruments on the consolidated financial statements for the three months ended March 31, 2013 was as follows (in thousands):

Effective Portion		Ineffective Portion
Condensed Consolidated Statements of Operations Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss)	Hedge Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Condensed Consolidated Statements of Operations Classification of Gain (Loss) Recognized	Hedge Gain (Loss) Recognized
Cost of sales	$89	$—	$—
Research and development	51	—	—
Selling, general and administrative	38	—	—

The effect of derivative instruments on the consolidated financial statements for the three months ended March 31, 2012 was as follows (in thousands):

Effective Portion		Ineffective Portion
Condensed Consolidated Statements of Operations Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss)	Hedge Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Condensed Consolidated Statements of Operations Classification of Gain (Loss) Recognized	Hedge Gain (Loss) Recognized
Cost of sales	$(8)	$—	$—
Research and development	9	—	—
Selling, general and administrative	9	—	—

The following is a summary of the change in the Company's other comprehensive income (loss) associated with the Company's hedging activities (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Beginning balance of unrealized loss on forward exchange contracts	$(765)	$(774)
Other comprehensive income (loss) before reclassifications	(70)	163
Amounts reclassified from other comprehensive income	178	10
Other comprehensive income (loss)	108	173
Ending balance of unrealized loss on forward exchange contracts	$(657)	$(601)

Over the next twelve months, the Company expects to reclassify into earnings a loss of approximately $0.4 million currently recorded as other comprehensive loss, as a result of the maturity of currently held forward exchange contracts.

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

Note 13 — Segment Information

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

Generally, the Company's customers are not the end-users of its products. The Company ultimately derives revenues from the following four product groups (in thousands):

	Three Months Ended
	March 31,
	2013	2012
ATCA Platforms	$34,818	$37,672
Software-Solutions	11,649	12,060
COM Express and Rackmount Server	14,627	13,150
Other Products	7,084	12,605
Total revenues	$68,178	$75,487

Revenues by geographic area are as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
United States	$26,050	$28,761
Other North America	652	800
China	6,745	10,540
Japan	8,560	6,633
Other Asia Pacific	11,217	9,305
Asia Pacific ("APAC")	26,522	26,478
Europe, the Middle East and Africa (“EMEA”)	14,954	19,448
Foreign Countries	42,128	46,726
Total	$68,178	$75,487

Long-lived assets by geographic area are as follows (in thousands):

	March 31, 2013	December 31, 2012
Property and equipment, net
United States	$9,017	$8,572
Other North America	829	953
China	4,462	4,685
India	3,066	3,110
Other APAC	297	358
APAC	7,825	8,153
EMEA	27	35
Foreign Countries	8,681	9,141
Total property and equipment, net	$17,698	$17,713

Intangible assets, net
United States	$65,553	$68,903
Other North America	168	211
EMEA	1,042	1,170
Foreign Countries	1,210	1,381
Total intangible assets, net	$66,763	$70,284

The following customers accounted for more than 10% of the Company's total revenues:
	Three Months Ended
	March 31,
	2013	2012
Nokia Siemens Networks	17.4%	25.4%
NEC	14.5%	NA
Danaher	NA	14.1%

The following customers accounted for more than 10% of accounts receivable:
	March 31, 2013	December 31, 2012
NEC	16.5%	NA
Nokia Siemens Networks	16.2%	24.7%
Philips Medical	10.6%	NA

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. This report contains forward-looking statements including:

•	expectations and goals for revenues, gross margin, research and development ("R&D") expenses, selling, general and administrative ("SG&A") expenses and profits;

•	the impact of our restructuring events on future operating results;

•	our projected liquidity;

•	future operations and market conditions;

•	industry trends or conditions and the business environment;

•	future levels of inventory and backlog and new product introductions;

•	financial performance, revenue growth, management changes or other attributes of Radisys following acquisition or divestiture activities; and

•	other statements that are not historical facts.

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

These factors include, among others, the Company's high degree of customer concentration, the use of a single contract manufacturer for a significant portion of the production of our products, key employee attrition, the anticipated amount and timing of revenues from design wins due to the Company's customers' product development schedule, cancellations or delays, market conditions, matters affecting the embedded system industry, including changes in industry standards, changes in customer requirements and new product introductions, currency exchange rate fluctuations, changes in tariff and trade policies and other risks associated with foreign operations, actions by regulatory authorities or other third parties, actions by Continuous Computing's former shareholders, costs and difficulties related to integration of acquired businesses, the Company's ability to successfully manage the transition from 10G to 40G Advanced Telecommunications Computing Architecture ("ATCA") product technologies, performance and customer acceptance of the Trillium line of products and other factors described in "Risk Factors" and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2012, as updated in the subsequent quarterly reports on Form 10-Q. Although forward-looking statements help provide additional information about us, investors should keep in mind that forward-looking statements are only predictions, at a point in time, and are inherently less reliable than historical information.

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

Overview

Radisys Corporation is a leader in enabling wireless infrastructure solutions for the telecom, aerospace, and defense markets. Our market-leading ATCA, market-leading Media Resource Function ("MRF"), world-renowned Trillium software, Computer-on-Module ("COM") Express and Network Appliance coupled with an expert professional services organization enable our customers to bring high-value products and services to the telecom market faster and with lower investment and risk. These products are targeted throughout the telecommunication network from Radio Access Network ("RAN") to the Evolved Packet Core to the IP Multimedia Subsystem ("IMS"). Our MRF, an application built on ATCA platforms, provides audio conferencing, Voice over Long-Term Evolution ("VoLTE"), and video conferencing functions into the network IMS. Additionally, when these products are combined with our professional service organization of network experts we can enable our customers to bring to market solutions such as compact packet cores, intelligent gateways (security, femto, and LTE gateways), edge routers and load balancers that are critical elements within the networks at a cost and time to market advantage when compared to internally developed solutions. Our Trillium software is the foundation for a complete turn-key application for small cells in both the 3G (Femototality) and LTE RAN (TotalEnodeB). ATCA and Network Appliance products are the platforms necessary to control and move data in the network core, and enable applications such as Deep Packet Inspection and policy management.

First Quarter 2013 Summary

•
Revenues decreased $7.3 million to $68.2 million for the three months ended March 31, 2013 from $75.5 million for the three months ended March 31, 2012. The decline was caused by an expected decrease in revenue from our Other Products product group as these products continue to trend towards end of life as our largest customer transitions to newer next-generation network elements. ATCA revenues decreased due to stronger than usual shipments to one customer during the first quarter 2012. In our Software-Solutions product group, revenue from Trillium declined due to the timing of deployments and delays in small-cell projects which were offset by growth in MRF revenues including the first sale and successful implementation of our MPX-12000 MRF product. We also experienced increased revenue in our COM Express and Rackmount Server product group.

•
Our gross margin decreased 1.7 percentage points in the three months ended March 31, 2013 to 28.8% from 30.5% of revenue in the three months ended March 31, 2012. This decrease was the result of a change in our sales mix with proportionally less revenues from our higher margin ATCA and Software-Solutions product groups.

•
R&D expense decreased $1.0 million to $11.5 million for the three months ended March 31, 2013 from $12.5 million for the three months ended March 31, 2012. This decrease was driven by the transition of R&D headcount to lower cost geographies.

•
SG&A expense decreased $0.9 million to $11.1 million for the three months ended March 31, 2013 from $12.0 million for the three months ended March 31, 2012. The decrease was the result of a reduction in headcount and overhead expenses.

•
During the first quarter 2013 we recorded two non-recurring items. We finalized the sales agreement for our OS-9 software assets which were sold for a net gain of $1.6 million. Additionally, we exited the Security Gateway ("SEG") product line and thus recorded an asset write off of $3.1 million. The gain and charge for these events are recorded within restructuring and acquisition related charges, net in the Condensed Consolidated Statements of Operations.

•
Cash and cash equivalents decreased $1.5 million to $31.7 million at March 31, 2013 from $33.2 million at December 31, 2012. The decrease in cash and cash equivalents was due to the repurchase of $16.9 million of our 2013 convertible senior notes offset by a $15.0 million draw from our secured revolving line of credit.

Comparison of the Three Months Ended March 31, 2013 and 2012

Results of Operations

The following table sets forth certain operating data as a percentage of revenues for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
Revenues	100.0%	100.0%
Cost of sales:
Cost of sales	67.9	66.3
Amortization of purchased technology	3.3	3.2
Total cost of sales	71.2	69.5
Gross margin	28.8	30.5
Research and development	16.9	16.6
Selling, general, and administrative	16.2	15.9
Intangible asset amortization	1.9	1.7
Restructuring and acquisition-related charges, net	1.9	1.9
Loss from operations	(8.1)	(5.6)
Interest expense	(0.5)	(0.6)
Other income, net	0.2	0.2
Loss before income tax expense	(8.4)	(6.0)
Income tax expense	1.2	0.4
Net loss	(9.6)%	(6.4)%

Revenues

The following table sets forth our revenues by product group for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended
	March 31,
	2013	2012	Change
ATCA Platforms	$34,818	$37,672	(7.6)%
Software-Solutions	11,649	12,060	(3.4)
COM Express and Rackmount Server	14,627	13,150	11.2
Other Products	7,084	12,605	(43.8)
Total revenues	$68,178	$75,487	(9.7)%

Revenues in the ATCA product group decreased $2.9 million for the three months ended March 31, 2013 from the comparable period in 2012. This decrease was driven by stronger than usual shipments to a top five customer who deployed network optimization equipment in the first quarter 2012 which was not repeated in the first quarter 2013.

Revenues in the Software-Solutions product group decreased $0.4 million for the three months ended March 31, 2013 from the comparable period in 2012. Our customers have continued to experience delays in small cell deployments containing our Trillium products, which has resulted in decreased revenues over the comparable period in 2012. This decrease was offset by revenue from the first sale and successful implementation of our MPX-12000 ATCA-based MRF product and continued strong deployments to our existing audio-conferencing customers.

Revenues in the COM Express and Rackmount Server product group increased $1.5 million for the three months ended March 31, 2013 from the comparable period in 2012. In 2011, we made the strategic decision to begin re-investing in this product group and expected the related revenues to increase in 2013. This increase in revenue is related to deployments by a specific end-customer that we expect to be relatively short-term in nature.

Revenues in the Other Products product group decreased $5.5 million for the three months ended March 31, 2013 from the comparable period in 2012, as these hardware-centric products trend towards end of life as our largest customers continue to transition to our newer next-generation network elements.

Revenue by Geography

The following tables outline overall revenue dollars and the percentage of revenues, by geographic region, for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended
	March 31,
	2013	2012	Change
North America	$26,702	$29,561	(9.7)%
Asia Pacific	26,522	26,478	0.2
Europe, the Middle East and Africa ("EMEA")	14,954	19,448	(23.1)
Total	$68,178	$75,487	(9.7)%

	Three Months Ended
	March 31,
	2013	2012
North America	39.2%	39.1%
Asia Pacific	38.9	35.1
EMEA	21.9	25.8
Total	100.0%	100.0%

North America. Revenues from the North America region decreased $2.9 million for the three months ended March 31, 2013 from the comparable period in 2012. This decrease was driven by stronger than usual ATCA shipments to a top five customer who deployed network optimization equipment in the first quarter of 2012 which was not repeated in the first quarter 2013.

Asia Pacific. Revenues from the Asia Pacific region were flat for the three months ended March 31, 2013 from the comparable period in 2012. Revenues from our ATCA and Software-Solutions product groups increased by $4.2 million and $1.0 million in this region due to deployments by our customers to support next generation wireless networks primarily in Japan. This increase was offset by a $5.2 million decrease in Other Products revenue due to the expected decline in revenues as these hardware-centric products trend towards end of life.

EMEA. Revenues from the EMEA region decreased $4.5 million for the three months ended March 31, 2013 from the comparable period in 2012. The decrease is attributable to continued softening demand from telecom providers due to economic uncertainty in Europe.

We currently expect continued fluctuations in the revenue contribution from each geographic region. Additionally, we expect non-U.S. revenues to remain a significant portion of our revenues.

Gross Margin

The following table summarizes our cost of sales and gross margin for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended
	March 31,
	2013	2012	Change
Cost of Sales	$46,306	$50,005	(7.4)%
Amortization of Purchased Technology	2,217	2,442	(9.2)
Total Cost of Sales	$48,523	$52,447	(7.5)
Gross Margin	28.8%	30.5%	(5.6)%

Gross margin as a percentage of revenues decreased 1.7% percentage points for the three months ended March 31, 2013 from the comparable period in 2012 as the result of proportionally more revenue contributed from lower margin COM Express products and less revenue contributed from our higher margin ATCA and Software-Solutions product groups. Additionally, decreased shipment volumes caused our fixed overhead expenses to represent a larger proportional share of total cost of sales.

Operating Expenses

The following table summarizes our operating expenses for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended
	March 31,
	2013	2012	Change
Research and development	$11,535	$12,546	(8.1)%
Selling, general and administrative	11,096	12,000	(7.5)
Intangible asset amortization	1,304	1,304	—
Restructuring and acquisition-related charges, net	1,270	1,444	(12.0)
Total	$25,205	$27,294	(7.7)%

Research and Development

R&D expenses decreased $1.0 million for the three months ended March 31, 2013 from the comparable period in 2012 as we completed the transition of a large portion of our R&D employees to lower-cost geographies during 2012. In addition, the decrease is due to lower project-related spend for new product introductions specifically related to our ATCA 40G products, which were substantially released by the end of 2012. R&D headcount decreased to 443 at March 31, 2013 from 475 at March 31, 2012.

Selling, General, and Administrative

SG&A expenses consist primarily of salary, commissions, bonuses and benefits for sales, marketing, executive and administrative personnel, as well as professional services and costs of other general corporate activities. SG&A expenses decreased $0.9 million for the three months ended March 31, 2013 from the comparable period in 2012 due to a $0.8 million decrease in payroll expenses and a $0.2 million decrease in travel-related expenses. SG&A headcount decreased to 196 at March 31, 2013 from 222 at March 31, 2012 as a result of restructuring activities undertaken to right-size our SG&A organizations.

Intangible Asset Amortization

Intangible asset amortization remained flat for the three months ended March 31, 2013 from the comparable period in 2012. We perform reviews for impairment of the purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Restructuring and Acquisition-Related Charges, Net

Restructuring and acquisition-related charges, net includes expenses associated with restructuring activities and other non-recurring gains and losses. We evaluate the adequacy of the accrued restructuring charges on a quarterly basis. As a result, we record reversals to the accrued restructuring in the period in which we determine that expected restructuring and other obligations are less than the amounts accrued.

The decrease in restructuring and acquisition-related charges, net for the three months ended March 31, 2013 from the comparable period in 2012 is due to the fact that restructuring activities related to our acquisition of Continuous Computing which were largely completed during 2012.

Restructuring and acquisition-related charges, net for the three months ended March 31, 2013 include the following:

•	$3.1 million - write off of our SEG purchased technology asset due to management's decision to abandon future development of this technology;

•	($1.6) million - net gain from the sale of our OS-9 software assets;

•
($0.7) million - decrease in fair value of Continuous Computing contingent consideration liability. We assess the fair value of the contingent consideration liability on a quarterly basis, adjusting the liability to fair value based on a detailed analysis of all expected contingent consideration eligible revenues. The decrease over prior quarter estimate is the result of the continued delay of small-cell deployments; and

•	$0.5 million - severance and benefits provided to restructured employees.

Stock-based Compensation Expense

Included within cost of sales, R&D and SG&A are expenses associated with stock-based compensation. Stock-based compensation expense consists of amortization of stock-based compensation associated with unvested stock options, restricted stock units and the employee stock purchase plan ("ESPP"). We incurred and recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012	Change
Cost of sales	$130	$(71)	283.1%
Research and development	249	327	(23.9)
Selling, general and administrative	720	666	8.1
Total	$1,099	$922	19.2%

Stock-based compensation expense for the three months ended March 31, 2013 increased $0.2 million due over the comparable period in 2012 due to recognition of LTIP and Overlay Plan restricted stock unit awards in the three months ended March 31, 2013 and the reversal of $0.5 million of LTIP expense for a named executive officer which was recognized in cost of sales and SG&A in the same period of the previous year.
Non-Operating Expenses

The following table summarizes our non-operating expenses (in thousands):

	Three Months Ended
	March 31,
	2013	2012	Change
Interest expense	$(332)	$(421)	(21.1)%
Interest Income	11	4	175.0
Other income, net	136	160	(15.0)
Total	$(185)	$(257)	(28.0)%

Interest Expense

Interest expense includes interest incurred on our convertible senior notes and our line of credit. The decrease in interest expense during the three months ended March 31, 2013, compared to the same period in 2012, was due to the repayment of our 2013 convertible senior notes on February 15, 2013.

Other Income, Net

For the three months ended March 31, 2013, other income from the comparable period in 2012 decreased by $24,000 as a result of unfavorable currency movement against the US Dollar and was offset by an increase in the recognition of forward points associated with our hedge contracts for the Indian Rupee.

Income Tax Provision

The following table summarizes our income tax provision (in thousands):

	Three Months Ended
	March 31,
	2013	2012	Change
Income tax expense	$822	$304	170.4%

We recorded tax expense of $0.8 million for the three months ended March 31, 2013. Our effective tax rates for the three months ended March 31, 2013 and 2012 were (14.3%) and (6.7%).  The effective tax rate fluctuation is mainly due to the jurisdictions in which pretax income (loss) is being earned and income tax rate differences among the jurisdictions.

Liquidity and Capital Resources

The following table summarizes selected financial information as of the dates indicated (in thousands):

	March 31, 2013	December 31, 2012	March 31, 2012
Cash and cash equivalents	$31,748	$33,182	$43,841
Working capital	43,854	41,887	25,858
Accounts receivable, net	50,467	51,289	47,272
Inventories, net	16,461	20,071	22,058
Accounts payable	37,462	41,191	36,081
Line of credit	15,000	—	—
2013 convertible senior notes	—	16,919	45,000
2015 convertible senior notes	18,000	18,000	—

Cash Flows

Cash and cash equivalents decreased by $1.5 million to $31.7 million as of March 31, 2013 from $33.2 million as of December 31, 2012. As of March 31, 2013, the amount of cash held by our foreign subsidiaries was $14.0 million. It is no longer our intent to permanently reinvest funds in certain of our foreign entities and we expect to continue to repatriate cash from these foreign entities on an ongoing basis in future periods. Repatriation of funds from these foreign entities is not expected to result in actual cash tax payments due to the utilization of previously generated operating losses and credits of our U.S. entity.

Activities impacting cash and cash equivalents were as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Operating Activities
Net loss	$(6,557)	$(4,815)
Non-cash adjustments	8,581	7,279
Changes in working capital	(1,107)	(3,326)
Cash provided by (used in) operating activities	917	(862)
Cash used in investing activities	(519)	(3,574)
Cash provided by (used in) financing activities	(1,718)	417
Effects of exchange rate changes	(114)	90
Net decrease in cash and cash equivalents	$(1,434)	$(3,929)

Cash provided by operating activities during the three months ended March 31, 2013 was $0.9 million. For the three months ended March 31, 2013 primary impacts to changes in our working capital consisted of the following:

•	Net trade accounts receivable decreased $1.3 million as the result of decreased revenues compared to fourth quarter 2012 and the timing of payments received from our customers;

•	Inventories decreased $5.4 million due to our continued focus on reducing our buffer stock inventory that was built up in anticipation of our transition to one contract manufacturer;

•
Deferred income decreased $1.8 million due to the recognition of previously deferred Software-Solutions revenue as the undelivered elements or acceptance provisions contained in certain arrangements were satisfied;

•	Accounts payable decreased by $4.2 million due to the timing of payments to vendors; and

•	Accrued wages and bonuses decreased $1.7 million due to payment of the 2012 cash-based incentive compensation plan and timing of payroll-related accruals.

Cash used in investing activities during the three months ended March 31, 2013 of $0.5 million was due to capital expenditures related principally to test fixtures and R&D equipment for the continued development of our MPX-12000 ATCA-based MRF product and 40G ATCA products. These additions were offset by cash received from the sale of our OS-9 software assets of $1.2 million.

Cash used in financing activities during the three months ended March 31, 2013 of $1.7 million relates to cash used for the repayment of $16.9 million of 2013 convertible senior notes, which was offset by $15.0 million of cash received from draws on our line of credit.

As of March 31, 2013 and December 31, 2012, working capital was $43.9 million and $41.9 million. The increase in our working capital from December 31, 2012 is primarily due to the $5.4 million and $4.2 million decreases in inventory and accounts payable.

Line of Credit

Silicon Valley Bank

We have a $40.0 million secured revolving line of credit agreement (as amended, the “Agreement”) with Silicon Valley Bank (“SVB”) maturing on September 30, 2014. On October 29, 2012, the Agreement was amended to revise the minimum two quarter rolling EBITDA financial covenant and the calculation of the Availability Amount (as defined in the Agreement) under the Agreement such that all permitted borrowings under the Agreement are subject to the borrowing base formula in the Agreement. In addition, the amendment modified the frequency of liquidity testing from quarterly to monthly, all as more particularly described below. The secured revolving credit facility is available for cash borrowings and subject to a borrowing formula based upon eligible accounts receivable. Eligible accounts receivable (as defined in the Agreement) include 80% of US and 65% of foreign accounts receivable for our U.S. companies, limited to concentration by certain customers, not greater than 60 days past due and no greater than 120 days from original invoice date. Borrowings under the Agreement bear interest at the prime rate, which was 3.25% as of March 31, 2013, or LIBOR, which was 0.20% as of March 31, 2013, plus 1.25%, with either interest rate determined by our election. We are required to make interest payments monthly. We were further required to pay a commitment fee equal to $35,000 on the closing date of the Agreement and annually thereafter and to pay quarterly in arrears an unused facility fee in an amount equal to 0.375% per year of the unused amount of the facility.

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

•
minimum two quarter rolling EBITDA (earnings before interest, taxes, depreciation, amortization, stock based compensation, goodwill impairment charges, and non-cash restructuring and integration expenses associated with the acquisition of Continuous Computing) of $3.0 million beginning with the quarter ending June 30, 2013. Prior to June 30, 2013, the minimum two quarter rolling EBITDA requirements increase on a quarterly basis with the quarter ending December 31, 2012 as follows: ($3.5) million, and ($1.0) million; and

•	capital expenditures may not exceed $20.0 million during the period January 1, 2011 to December 31, 2012 and $8.0 million in subsequent years.

As of March 31, 2013 and December 31, 2012, we had drawn a total of $15.0 million and $0 against our line of credit. At March 31, 2013, we had $14.4 million of total borrowing availability remaining under the Agreement. As of March 31, 2013, we were in compliance with all covenants.

2013 Convertible Senior Notes

On February 15, 2013, we repaid at maturity the entire outstanding balance of the 2.75% convertible senior notes due 2013 (the "2013 convertible senior notes") in accordance with the terms thereof.

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

As of March 31, 2013 and December 31, 2012, we had outstanding 2015 convertible senior notes with a face value of $18.0 million. As of March 31, 2013 and December 31, 2012, the fair value of our 2015 convertible senior notes was $17.7 million, which is based on the most recent quoted prices of our publicly traded debt on each balance sheet date.

Contractual Obligations

Our contractual obligations as of December 31, 2012 are summarized in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations," of the Company's Annual Report on Form 10-K for the year ended December 31, 2012. For the three months ended March 31, 2013, there have been no material changes in our contractual obligations outside the ordinary course of business, except for the repayment of $16.9 million aggregate principal amount of our 2013 convertible senior notes and the $15.0 million draw against our line of credit. As of March 31, 2013, we have agreements regarding foreign currency forward contracts with total contractual values of $14.0 million that mature through 2014.

In addition to the above, we have approximately $3.0 million associated with unrecognized tax benefits. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but do not believe the ultimate settlement of our obligations will materially affect our liquidity.

Off-Balance Sheet Arrangements

We do not engage in any activity involving special purpose entities or off-balance sheet financing.

Liquidity Outlook

At March 31, 2013, our cash and cash equivalents amounted to $31.7 million. We believe that our current cash and cash equivalents, the cash expected to be generated from operations and the remaining credit available under our line of credit facility will satisfy our short and long-term expected working capital needs, capital expenditures, and other liquidity requirements associated with our existing business operations. We expect our current working capital to be sufficient to satisfy our short-term obligations, including repayment of the borrowing against our line of credit with SVB.

Critical Accounting Policies and Estimates

We reaffirm our critical accounting policies and use of estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no significant changes during the three months ended March 31, 2013 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Based on our policy, we have established a foreign currency exposure management program which uses derivative foreign exchange contracts to address nonfunctional currency exposures. In order to reduce the potentially adverse effects of foreign currency exchange rate fluctuations, we have entered into forward exchange contracts. These hedging transactions limit our exposure to changes in the U.S. Dollar to the Indian Rupee exchange rate, and as of March 31, 2013 the total notional or contractual value of the contracts we held was $14.0 million. These contracts will mature over the next 20 months.

Holding other variables constant, a 10% adverse fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Indian Rupee would require an adjustment of $1.4 million and increase our Indian Rupee hedge liability as of March 31, 2013, to $1.5 million. A 10% favorable fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Indian Rupee would result in an adjustment of $1.4 million, reversing our Indian Rupee hedge liability and creating a hedge asset as of March 31, 2013, in the amount of $1.3 million. We do not expect a 10% fluctuation to have any material impact on our operating results as the underlying hedged transactions will move in an equal and opposite direction. If there is an unfavorable movement in the Indian Rupee relative to our hedged positions this would be offset by reduced expenses, after conversion to the U.S. Dollar, associated with obligations paid for in the Indian Rupee.

Convertible Notes. The fair value of the 2015 convertible senior notes is sensitive to interest rate changes as well as changes in our stock price. Interest rate changes would result in an increase or decrease in the fair value of the 2015 convertible senior notes due to differences between market interest rates and rates in effect at the inception of the obligation. Fluctuations in our stock price would result in an increase or decrease in the fair value of the 2015 convertible senior notes due to the value of the notes derived from the conversion feature. Unless we elect to repurchase our 2015 convertible senior notes in the open market, changes in the fair value of the 2015 convertible senior notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of the 2015 convertible senior notes was $17.7 million at March 31, 2013 and December 31, 2012.

Item 4. Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

During our most recent fiscal quarter ended March 31, 2013, no change occurred in the Company's "internal control over financial reporting" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There are many factors that affect our business and the results of our operations, many of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors and Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in this report and our Annual Report on Form 10-K for the year ended December 31, 2012 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6. Exhibits

(a) Exhibits

Exhibit 10.1
Amended and Restated Executive Severance Agreement dated February 1, 2013 between Radisys Corporation and Allen Muhich. Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 6, 2013 (SEC File No. 000-26844).

Exhibit 10.2
Amended and Restated Executive Change of Control Agreement dated February 1, 2013 between Radisys Corporation and Allen Muhich. Incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 6, 2013 (SEC File No. 000-26844).

Exhibit 31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Presentation Linkbase
101.DEF**	XBRL Taxonomy Definition Linkbase

*	Filed herewith

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

RADISYS CORPORATION
Dated:	May 2, 2013	By:	/s/ Brian Bronson
Brian Bronson
President and Chief Executive Officer

Dated:	May 2, 2013	By:	/s/ Allen Muhich
Allen Muhich
Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 10.1
Amended and Restated Executive Severance Agreement dated February 1, 2013 between Radisys Corporation and Allen Muhich. Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 6, 2013 (SEC File No. 000-26844).

Exhibit 10.2
Amended and Restated Executive Change of Control Agreement dated February 1, 2013 between Radisys Corporation and Allen Muhich. Incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 6, 2013 (SEC File No. 000-26844).

Exhibit 31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Presentation Linkbase
101.DEF**	XBRL Taxonomy Definition Linkbase

*	Filed herewith

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