Form 10-Q
period 2013-06-30
RADISYS CORP
filed 2013-08-01
CIK 873044

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	0-26844

RADISYS CORPORATION
(Exact name of registrant as specified in its charter)

OREGON	93-0945232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5435 N.E. Dawson Creek Drive, Hillsboro, OR	97124
(Address of principal executive offices)	(Zip Code)

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

Number of shares of common stock outstanding as of July 31, 2013: 28,782,608

RADISYS CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues	$65,438	$77,584	$133,616	$153,071
Cost of sales:
Cost of sales	43,756	48,542	90,062	98,547
Amortization of purchased technology	2,218	2,391	4,435	4,833
Total cost of sales	45,974	50,933	94,497	103,380
Gross margin	19,464	26,651	39,119	49,691
Research and development	12,020	11,713	23,555	24,259
Selling, general and administrative	9,527	10,173	20,623	22,173
Intangible asset amortization	1,304	1,304	2,608	2,608
Restructuring and acquisition-related charges, net	(114)	1,039	1,156	2,483
Income (loss) from operations	(3,273)	2,422	(8,823)	(1,832)
Interest expense	(281)	(422)	(613)	(843)
Other income, net	226	126	373	290
Income (loss) before income tax expense	(3,328)	2,126	(9,063)	(2,385)
Income tax expense	784	819	1,606	1,123
Net income (loss)	$(4,112)	$1,307	$(10,669)	$(3,508)
Net income (loss) per share:
Basic	$(0.14)	$0.05	$(0.37)	$(0.13)
Diluted	$(0.14)	$0.05	$(0.37)	$(0.13)
Weighted average shares outstanding:
Basic	28,669	26,759	28,570	26,708
Diluted	28,669	28,256	28,570	26,708

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income (loss)	$(4,112)	$1,307	$(10,669)	$(3,508)
Other comprehensive loss:
Translation adjustments	(257)	(769)	(451)	(549)
Net adjustment for fair value of hedge derivatives	(756)	(846)	(648)	(673)
Other comprehensive loss	(1,013)	(1,615)	(1,099)	(1,222)
Comprehensive loss	$(5,125)	$(308)	$(11,768)	$(4,730)

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$33,926	$33,182
Accounts receivable, net	45,176	51,289
Other receivables	3,126	2,986
Inventories, net	17,338	20,071
Inventory deposit, net	7,722	8,836
Other current assets	3,950	4,248
Deferred tax assets, net	5,373	5,376
Total current assets	116,611	125,988
Property and equipment, net	16,933	17,713
Intangible assets, net	63,242	70,284
Long-term deferred tax assets, net	10,529	11,161
Other assets	3,642	7,248
Total assets	$210,957	$232,394

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,408	$41,191
Accrued wages and bonuses	5,797	7,168
Deferred income	6,534	9,222
Convertible senior notes	—	16,919
Line of credit	15,000	—
Other accrued liabilities	8,686	9,601
Total current liabilities	72,425	84,101
Long-term liabilities:
Convertible senior notes	18,000	18,000
Other long-term liabilities	4,328	4,851
Total long-term liabilities	22,328	22,851
Total liabilities	94,753	106,952
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock — no par value, 100,000 shares authorized; 28,755 and 28,471 shares issued and outstanding at June 30, 2013 and December 31, 2012	306,254	303,724
Accumulated deficit	(190,355)	(179,686)
Accumulated other comprehensive income:
Cumulative translation adjustments	1,718	2,169
Unrealized loss on hedge instruments	(1,413)	(765)
Total accumulated other comprehensive income	305	1,404
Total shareholders’ equity	116,204	125,442
Total liabilities and shareholders’ equity	$210,957	$232,394

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(10,669)	$(3,508)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,106	11,108
Inventory valuation allowance	657	1,031
Deferred income taxes	737	380
Stock-based compensation expense	2,122	(584)
Write off of purchased computer software	2,868	—
Net gain from sale of software assets	(1,532)	—
Other	(1,249)	680
Changes in operating assets and liabilities:
Accounts receivable	6,671	824
Other receivables	(164)	536
Inventories	2,351	3,276
Inventory deposit	742	341
Other current assets	247	(129)
Accounts payable	(4,961)	979
Accrued wages and bonuses	(1,354)	(3,235)
Accrued restructuring	188	(2,183)
Deferred income	(2,743)	(3,172)
Other accrued liabilities	83	(3,090)
Net cash provided by operating activities	5,100	3,254
Cash flows from investing activities:
Capital expenditures	(3,378)	(5,831)
Proceeds from sale of software assets	1,082	—
Net cash used in investing activities	(2,296)	(5,831)
Cash flows from financing activities:
Borrowings on line of credit	15,000	—
Repayment of convertible subordinated notes	(16,919)	—
Proceeds from issuance of common stock	418	810
Payments on contingent consideration liability	(378)	—
Other financing activities	(35)	(42)
Net cash provided by (used in) financing activities	(1,914)	768
Effect of exchange rate changes on cash	(146)	(109)
Net increase (decrease) in cash and cash equivalents	744	(1,918)
Cash and cash equivalents, beginning of period	33,182	47,770
Cash and cash equivalents, end of period	$33,926	$45,852
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$705	$619
Income taxes	$647	$624
The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Significant Accounting Policies

Radisys Corporation (the “Company” or “Radisys”) has adhered to the accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2012 in preparing the accompanying interim condensed consolidated financial statements. The preparation of these statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Additionally, the accompanying financial data as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

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

The fair value of this contingent consideration is determined by calculating the net present value of the expected payments using significant inputs that are not observable in the market, including revenue projections and discount rates consistent with the level of risk of achievement; therefore the Company developed its own assumptions for the expected product royalty revenues generated under the arrangement. The fair value of the contingent consideration is affected most significantly by changes in the amount and timing of the revenue projections. If the revenue projections increase or decrease the fair value of the contingent consideration will increase or decrease accordingly in amounts that will vary based on the timing of the projected revenues and the timing of the expected payments.

The following table summarizes the fair value measurements for the Company's financial instruments (in thousands):

	Fair Value Measurements as of June 30, 2013
	Total	Level 1	Level 2	Level 3
Cash surrender value of life insurance contracts (A)	$2,338	$—	$2,338	$—
Deferred compensation liability	(1,158)	—	(1,158)	—
Foreign currency forward contracts	(819)	—	(819)	—
Contingent consideration liability	(818)	—	—	(818)
Total	$(457)	$—	$361	$(818)

(A)	Net of $1.1 million loan against the cash-surrender value of certain life insurance contracts which afford the Company the right of offset.

	Fair Value Measurements as of December 31, 2012
	Total	Level 1	Level 2	Level 3
Cash surrender value of life insurance contracts	$3,398	$—	$3,398	$—
Deferred compensation liability	(1,395)	—	(1,395)	—
Foreign currency forward contracts	(297)	—	(297)	—
Contingent consideration liability	(2,541)	—	—	(2,541)
Total	$(835)	$—	$1,706	$(2,541)

The following table summarizes our Level 3 activity for the Company's contingent consideration liability (in thousands):

Level 3
Balance at December 31, 2012	$2,541
Change in estimate	(1,465)
Payments	(378)
Accretion	120
Balance at June 30, 2013	$818

The Company records all changes in estimates and accretion on the contingent consideration liability to restructuring and acquisition-related charges, net in the Condensed Consolidated Statements of Operations. Of the $0.8 million contingent consideration liability, $0.1 million is recorded in other accrued liabilities and $0.7 million is recorded in other long-term liabilities on the Condensed Consolidated Balance Sheet at June 30, 2013.

Note 3 — Accounts Receivable and Other Receivables

Accounts receivable consists of sales to the Company's customers which are generally based on standard terms and conditions. Accounts receivable balances consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Accounts receivable, gross	$45,640	$52,068
Less: allowance for doubtful accounts	(464)	(779)
Accounts receivable, net	$45,176	$51,289

As of June 30, 2013 and December 31, 2012, the balance in other receivables was $3.1 million and $3.0 million. Other receivables consisted primarily of non-trade receivables including receivables for value-added taxes and inventory transferred to the Company's contract manufacturing partners on which the Company does not recognize revenue.

Note 4 — Inventories

Inventories consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Raw materials	$9,954	$10,420
Work-in-process	1,132	605
Finished goods	8,505	11,245
	19,591	22,270
Less: inventory valuation allowance	(2,253)	(2,199)
Inventories, net	$17,338	$20,071

	June 30, 2013	December 31, 2012
Inventory deposit (A)	$10,896	$11,637
Less: inventory deposit valuation allowance	(3,174)	(2,801)
Inventory deposit, net	$7,722	$8,836

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

Consigned inventory is held at third-party locations, including the Company's contract manufacturing partner and customers. The Company retains title to the inventory until purchased by the third-party. Consigned inventory, consisting of raw materials and finished goods, was $0.6 million and $0.7 million at June 30, 2013 and December 31, 2012.

The Company recorded the following charges associated with the valuation of inventory, inventory deposit and the adverse purchase commitment liability (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Inventory, net	$260	$578	$657	$1,031
Inventory deposit, net	169	64	810	363
Adverse purchase commitments	164	(102)	132	(28)

Note 5 — Restructuring and Acquisition-Related Charges

The following table summarizes the Company's restructuring and acquisition-related gains and charges as presented in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Employee-related restructuring expenses	$648	$1,001	$1,165	$1,614
Fair value adjustments to Continuous Computing contingent consideration liability	(605)	(1,293)	(1,345)	(1,038)
Facility reductions	—	1,331	—	1,331
Write off of purchased computer software	(200)	—	2,868	—
Net gain from sale of OS-9 software assets	43	—	(1,532)	—
Integration-related expenses	—	—	—	576
Restructuring and acquisition-related charges, net	$(114)	$1,039	$1,156	$2,483

Restructuring and acquisition-related charges typically consist of costs incurred for employee terminations due to a reduction of personnel resources driven by modifications of business strategy or business emphasis. Employee severance and related costs include severance benefits, notice pay and outplacement services. Restructuring and acquisition-related charges may also include expenses incurred associated with acquisitions or divestiture activities, facility abandonment and asset-related write-offs.

For the three months ended June 30, 2013, the Company recorded the following restructuring and acquisition-related charges:

•	$0.2 million gain resulting from forgiveness of remaining contractual payments due to our cancelled Security Gateway ("SEG") program partner;

•
$0.6 million gain due to the decrease in fair value of the Continuous Computing contingent consideration liability. The Company assesses the fair value of the contingent consideration liability on a quarterly basis, adjusting the liability to fair value based on a detailed analysis of all expected contingent consideration eligible revenues; and

•	$0.6 million net expense for the severance of employees, net of reductions resulting from changes in previously estimated amounts for employee severance and associated payroll costs.

For the three months ended June 30, 2012, the Company recorded the following restructuring and acquisition-related charges:

•	$1.3 million gain due to the decrease in fair value of the Continuous Computing contingent consideration liability;

•	$1.0 million net expense for the severance of employees, net of reductions resulting from changes in previously estimated amounts for employee severance and associated payroll costs; and

•	$1.3 million net expense resulting from facilities rationalization in certain North American sites.

For the six months ended June 30, 2013, the Company recorded the following restructuring and acquisition-related charges:

•	$1.5 million net gain from the sale of the Company's OS-9 software assets;

•	$2.9 million expense relating to the write off of the Company's SEG purchased computer software due to management's decision to abandon future development of this technology;

•	$1.3 million gain due to the decrease in fair value of the Continuous Computing contingent consideration liability; and

•	$1.2 million net expense for the severance of employees, net of reductions resulting from changes in previously estimated amounts for employee severance and associated payroll costs.

For the six months ended June 30, 2012, the Company recorded the following restructuring and acquisition-related charges:

•	$1.0 million gain due to the decrease in fair value of the Continuous Computing contingent consideration liability;

•	$1.3 million net expense resulting from facilities rationalization in certain North American sites;

•
$1.6 million net expense for the severance of employees including a named executive officer, net of reductions resulting from changes in previously estimated amounts for employee severance and associated payroll costs; and

•	$0.6 million acquisition-related charges largely associated with overlap of notified employees as the Company transitioned its R&D activities to lower cost geographies.

Accrued restructuring, which is included in other accrued liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, consisted of the following (in thousands):

	Severance, payroll taxes and other employee benefits	Facility reductions	Total
Balance accrued as of December 31, 2012	$198	$990	$1,188
Additions	1,222	—	1,222
Reversals	(57)	—	(57)
Expenditures	(793)	(184)	(977)
Balance accrued as of June 30, 2013	$570	$806	$1,376

Of the $1.4 million accrued restructuring at June 30, 2013, $0.5 million represents the long-term portion of accrued lease abandonment charges, with the remaining balance representing the short-term portion of accrued restructuring.

The Company evaluates the adequacy of the accrued restructuring charges on a quarterly basis. Reversals are recorded in the period in which the Company determines that expected restructuring obligations are less than the amounts accrued.

Note 6 — Short-Term Borrowings

Silicon Valley Bank

On July 29, 2013 the Company entered into an amended and restated $40.0 million secured revolving line of credit agreement (the “Agreement”) with Silicon Valley Bank (“SVB”) with a stated maturity date of July 28, 2016. The secured revolving credit facility is available for cash borrowings and is subject to a borrowing formula based upon eligible accounts receivable and EBITDA (as defined in the Agreement) non-formula thresholds. Eligible accounts receivable include 80% of domestic and 65% of foreign accounts receivable (70% in certain cases) for our U.S. companies, limited to concentration by certain customers, not greater than 60 days past due and no greater than 120 days from original invoice date. EBITDA non-formula availability is $15.0 million when two rolling quarters EBITDA is $9.0 million or greater and $10.0 million when two rolling quarters EBITDA is $6.0 million or greater but less than $9.0 million. Borrowings under the Agreement bear interest based on a debt to EBITDA ratio where EBITDA is calculated on a rolling four quarter basis. The calculation of interest under the Agreement is as follows:

•	Debt to EBITDA ratio less than 2.0:1.0 - LIBOR, which was 0.19% as of June 30, 2013, plus 2.00%;

•	Debt to EBITDA ratio less than 3.0:1.0, but more than or equal to 2.0:1.0 - LIBOR plus 2.25%;

•	Debt to EBITDA more than or equal to 3.0:1.0 - LIBOR plus 2.50%.

The Company is required to make interest payments monthly. The Company was further required to pay a commitment fee equal to $35,000 on the original closing date of the Agreement and annually thereafter and to pay quarterly in arrears an unused facility fee based on the debt to EBITDA ratio as follows: debt to EBITDA ratio less than 2.0:1.0 - 0.375% per year of the unused amount of the facility; and debt to EBITDA ratio of 2.0:1.0 or greater - 0.50% per year of the unused amount of the facility.

The Agreement requires the Company to make and maintain certain financial covenants, representations, warranties and other agreements that are customary in credit agreements of this type. The Agreement also requires the Company to maintain the following specific financial covenants:

•
minimum monthly liquidity ratio of 1.25 at the end of intra-quarter months and 1.5 at the end of quarter end months. The liquidity ratio is defined as cash, cash equivalents and short term investments (with cash and cash equivalents held by the Company's foreign subsidiaries not to exceed $10.0 million and excluding any investments held by the Company's foreign subsidiaries) plus eligible accounts receivable, divided by the sum of obligations owing to SVB under the Agreement;

•
beginning September 30, 2014 until the 2015 convertible senior notes are repaid, (i) minimum cash balance of $18.0 million and (ii) immediately after giving pro forma effect to the payment of the 2015 convertible senior notes as if such payment occurred on September 30, 2014, compliance with the liquidity covenant noted above;

•
minimum two quarter rolling EBITDA (earnings before interest, taxes, depreciation, amortization, stock based compensation, non-cash restructuring charges (as defined in the Agreement) and cash restructuring charges not to exceed $12.0 million cumulatively during 2013 and 2014 combined) of $4.0 million through the quarter ending March 31, 2014, $6.0 million for the quarters ending June 30, 2014, September 30, 2014 and December 31, 2014 and $9.0 million in subsequent quarters; and

•	capital expenditures may not exceed $11.0 million during the period January 1, 2013 to December 31, 2013 and $8.0 million in subsequent years.

As of June 30, 2013 and December 31, 2012, the Company had outstanding balances of $15.0 million and $0.0 million issued on its behalf under the Agreement. At June 30, 2013, the Company had $9.6 million of total borrowing availability remaining under the Agreement. As of June 30, 2013, the Company was in compliance with all covenants.

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

As of June 30, 2013 and December 31, 2012, the Company had outstanding 2015 convertible senior notes with a face value of $18.0 million. As of June 30, 2013 and December 31, 2012, the fair value of our 2015 convertible senior notes was $17.7 million, which is based on the most recent quoted prices of the Company's publicly traded debt on each balance sheet date.

The following table outlines the effective interest rate, contractually stated interest costs, and costs related to the amortization of issuance costs for the Company's 2013 and 2015 convertible senior notes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Effective interest rate of 2013 convertible senior notes	NA	3.73%	3.73%	3.73%
Effective interest rate of 2015 convertible senior notes	4.50%	NA	4.50%	NA
Contractually stated interest costs	$202	$309	$463	$618
Amortization of issuance costs	$11	$111	$39	$221

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

Guarantees and Indemnification Obligations

As permitted under Oregon law, the Company has agreements whereby it indemnifies its officers, directors and certain finance employees for certain events or occurrences while an officer, director or employee is or was serving in such capacity at the request of the Company. The term of the indemnification period is for the officer's, director's or employee's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. To date, the Company has not incurred any costs associated with these indemnification agreements and, as a result, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2013.

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

The following is a summary of the change in the Company's warranty accrual reserve (in thousands):

	Six Months Ended
	June 30,
	2013	2012
Warranty liability balance, beginning of the period	$3,954	$3,438
Product warranty accruals	1,899	1,759
Utilization of accrual	(2,183)	(2,301)
Warranty liability balance, end of the period	$3,670	$2,896

At June 30, 2013 and December 31, 2012, $2.6 million and $3.1 million of the warranty liability balance was included in other accrued liabilities and $1.0 million and $0.8 million was included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.

Note 9 — Basic and Diluted Net Income (Loss) per Share

A reconciliation of the numerator and the denominator used to calculate basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator — Basic
Net income (loss)	$(4,112)	$1,307	$(10,669)	$(3,508)
Numerator — Diluted
Net income (loss)	$(4,112)	$1,307	$(10,669)	$(3,508)
Interest on convertible notes, net of tax benefit (B)	—	—	—	—
Net income (loss), diluted	$(4,112)	$1,307	$(10,669)	$(3,508)
Denominator — Basic
Weighted average shares used to calculate net income (loss) per share, basic	28,669	26,759	28,570	26,708
Denominator — Diluted
Weighted average shares used to calculate net income (loss) per share, basic	28,669	26,759	28,570	26,708
Effect of escrow shares (A)	—	1,344	—	—
Effect of convertible notes (B)	—	—	—	—
Effect of dilutive restricted stock units (C)	—	78	—	—
Effect of dilutive stock options (C)	—	75	—	—
Weighted average shares used to calculate net income (loss)
per share, diluted	28,669	28,256	28,570	26,708
Net income (loss) per share
Basic	$(0.14)	$0.05	$(0.37)	$(0.13)
Diluted (B)	$(0.14)	$0.05	$(0.37)	$(0.13)

(A)
For the three months ended June 30, 2013, there were no remaining contingently issuable shares outstanding. For the six months ended June 30, 2013 and 2012, 30,000 and 1.3 million contingently issuable shares were excluded from the calculation as their effect would have been anti-dilutive.

(B)
For the three months ended June 30, 2013 and 2012, 2.1 million and 3.5 million as-if converted shares associated with the Company's convertible senior notes were excluded from the calculation as their effect would have been anti-dilutive. For the six months ended June 30, 2013 and 2012, 2.4 million and 3.5 million as-if converted shares associated with the Company's convertible senior notes were excluded from the calculation as their effect would have been anti-dilutive.

(C)	For the three and six months ended June 30, 2013 and 2012, the following equity awards, by type, were excluded from the calculation, as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Stock options	2,375	2,330	2,375	2,400
Restricted stock units	441	399	438	478
Performance based restricted stock units (D)	2,087	729	2,087	848
Total equity award shares excluded	4,903	3,458	4,900	3,726

(D)
For the three and six months ended June 30, 2013, the Company excluded 2.0 million restricted stock units granted under the Long-Term Incentive Plan ("LTIP") as the performance criteria required for issuance of the awards was not satisfied as of these dates. For the three and six months ended June 30, 2013, the Company excluded 0.1 million restricted stock units granted under the Overlay Plan of the 2007 Stock Plan, as the awards had been earned, but not vested as of these dates. For the three and six months ended June 30, 2012, the Company excluded 0.7 million and 0.8 million restricted stock units as the performance criteria required for issuance of the awards was not satisfied as of these dates.

Note 10 — Income Taxes

The Company's effective tax rate for the three months ended June 30, 2013 and 2012 differs from the statutory rate primarily due to a full valuation allowance provided against its United States (“U.S.”) net deferred tax assets, Canadian research and experimental development claims, the impact of stock option expense, and taxes on foreign income that differ from the U.S. tax rate.  The Company utilizes the asset and liability method of accounting for income taxes. The Company records deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon the Company's review of all positive and negative evidence, including its three year U.S. cumulative pre-tax book loss and taxable loss, it concluded that a full valuation allowance should continue to be recorded against its U.S. net deferred tax assets at June 30, 2013. In certain other foreign jurisdictions, where the Company does not have cumulative losses or other negative evidence, the Company had net deferred tax assets of $15.9 million and $16.5 million at June 30, 2013 and December 31, 2012.  In the future, if the Company determines that it is more likely than not that it will realize its US net deferred tax assets, it will reverse the applicable portion of the valuation allowance and recognize an income tax benefit in the period in which such determination is made.

The Company's unrecognized tax benefits and related interest and penalties during the three months ended June 30, 2013 increased by $90,000 primarily due to uncertain tax exposure in China. The ending balance for the unrecognized tax benefits was approximately $3.1 million at June 30, 2013. The related interest and penalties were $0.4 million and $0.3 million. The uncertain tax positions that are reasonably possible to decrease in the next twelve months are insignificant.

The Company is currently under tax examination in India. The periods covered under examination are the Company's financial years 2005 through 2007 and 2009. The examination is in various stages of appellate proceedings and all material uncertain tax positions associated with the examination have been taken into account in the ending balance of the unrecognized tax benefits at June 30, 2013. As of June 30, 2013, the Company is not under examination by tax authorities in any other jurisdictions.

Note 11 — Stock-based Compensation

The following table summarizes awards granted under the Radisys Corporation 2007 and LTIP Stock Plans (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Stock options	3	29	493	73
Restricted stock units	4	63	7	77
Performance based restricted stock units	—	—	36	—
Total	7	92	536	150

Stock-based compensation was recognized and allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Cost of sales	$111	$(134)	$241	$(205)
Research and development	234	(296)	483	31
Selling, general and administrative	678	(1,076)	1,398	(410)
Total	$1,023	$(1,506)	$2,122	$(584)

During the three months ended June 30, 2012, the Company reversed previously recognized LTIP stock compensation expense as it was determined that attainment of the LTIP performance goals was improbable. The impact of the 2012 reversals by functional income statement classification is as follows: Cost of Sales ($0.2) million, R&D ($0.6) million, and SG&A ($1.6) million.

Note 12 — Hedging

The Company’s activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates. The Company manages these risks through the use of forward exchange contracts, designated as foreign-currency cash flow hedges, in an attempt to reduce the potentially adverse effects of foreign currency exchange rate fluctuations that occur in the normal course of business. As such, the Company’s hedging activities are employed solely for risk management purposes. All hedging transactions are conducted with, in the opinion of management, financially stable and reputable financial institutions. As of June 30, 2013 and December 31, 2012, the only hedge instruments executed by the Company are associated with its exposure to fluctuations in the Indian Rupee, which result from obligations such as payroll and rent paid in this currency.

These derivatives are recognized on the balance sheet at their fair value. Unrealized gain positions are recorded as other current assets and unrealized loss positions are recorded as other current liabilities. Changes in the fair values of the outstanding derivatives that are highly effective are recorded in other comprehensive income until net income is affected by the variability of the cash flows of the hedged transaction. Typically, hedge ineffectiveness could result when the amount of the Company’s hedge contracts exceed the Company’s forecasted or actual transactions for which the hedge contracts were designed to hedge. Once a hedge contract matures, the associated gain (loss) on the contract will remain in other comprehensive income (loss) until the underlying hedged transaction affects net income (loss), at which time the gain (loss) will be reclassified out of accumulated other comprehensive income (loss) and recorded to the expense line item being hedged. The Company only enters into derivative contracts in order to hedge foreign currency exposure, and these contracts do not exceed two years from inception. If the Company entered into a contract for speculative reasons or if the Company’s current hedge position becomes ineffective, changes in the fair values of the derivatives would be recognized in earnings in the current period.

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives are expected to remain highly effective in future periods. For the three and six months ended June 30, 2013 and 2012 and for the year ended December 31, 2012, the Company had no hedge ineffectiveness.

During the three months ended June 30, 2013, the Company did not enter into any new hedging contracts. During the six months ended June 30, 2013, the Company entered into 12 new foreign currency forward contracts with a total notional contractual value of $2.5 million. During the three and six months ended June 30, 2012, the Company entered into 20 and 41 new foreign currency forward contracts with total notional contractual values of $2.4 million and $6.9 million.

 A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments designated as cash flow hedges at June 30, 2013 is as follows (in thousands):

	Contractual/Notional Amount	Condensed Consolidated Balance Sheet Classification	Estimated Fair Value
Type of Cash Flow Hedge			Asset	(Liability)
Foreign currency forward exchange contracts	$11,451	Other accrued liabilities	$—	$(819)

A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments designated as cash flow hedges at December 31, 2012 is as follows (in thousands):

	Contractual/Notional Amount	Condensed Consolidated Balance Sheet Classification	Estimated Fair Value
Type of Cash Flow Hedge			Asset	(Liability)
Foreign currency forward exchange contracts	$13,986	Other accrued liabilities	$—	$(297)

The effect of derivative instruments on the consolidated financial statements for the three months ended June 30, 2013 was as follows (in thousands):

Effective Portion		Ineffective Portion
Condensed Consolidated Statements of Operations Classification of (Gain) Loss	Hedge (Gain) Loss Reclassified from Accumulated Other Comprehensive Income	Condensed Consolidated Statements of Operations Classification of (Gain) Loss Recognized	Hedge (Gain) Loss Recognized
Cost of sales	$89	$—	$—
Research and development	51	—	—
Selling, general and administrative	38	—	—

The effect of derivative instruments on the consolidated financial statements for the three months ended June 30, 2012 was as follows (in thousands):

Effective Portion		Ineffective Portion
Condensed Consolidated Statements of Operations Classification of (Gain) Loss	Hedge (Gain) Loss Reclassified from Accumulated Other Comprehensive Income	Condensed Consolidated Statements of Operations Classification of (Gain) Loss Recognized	Hedge (Gain) Loss Recognized
Cost of sales	$76	$—	$—
Research and development	37	—	—
Selling, general and administrative	(25)	—	—

The effect of derivative instruments on the consolidated financial statements for the six months ended June 30, 2013 was as follows (in thousands):

Effective Portion		Ineffective Portion
Condensed Consolidated Statements of Operations Classification of (Gain) Loss	Hedge (Gain) Loss Reclassified from Accumulated Other Comprehensive Income	Condensed Consolidated Statements of Operations Classification of (Gain) Loss Recognized	Hedge (Gain) Loss Recognized
Cost of sales	$178	$—	$—
Research and development	102	—	—
Selling, general and administrative	76	—	—

The effect of derivative instruments on the consolidated financial statements for the six months ended June 30, 2012 was as follows (in thousands):

Effective Portion		Ineffective Portion
Condensed Consolidated Statements of Operations Classification of (Gain) Loss	Hedge (Gain) Loss Reclassified from Accumulated Other Comprehensive Income	Condensed Consolidated Statements of Operations Classification of (Gain) Loss Recognized	Hedge (Gain) Loss Recognized
Cost of sales	$68	$—	$—
Research and development	46	—	—
Selling, general and administrative	(16)	—	—

The following is a summary of changes to comprehensive income (loss) associated with the Company's hedging activities (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Beginning balance of unrealized loss on forward exchange contracts	$(657)	$(601)	$(765)	$(774)
Other comprehensive income (loss) before reclassifications	(934)	(934)	(1,004)	(771)
Amounts reclassified from other comprehensive income (loss)	178	88	356	98
Other comprehensive income (loss)	(756)	(846)	(648)	(673)
Ending balance of unrealized loss on forward exchange contracts	$(1,413)	$(1,447)	$(1,413)	$(1,447)

Over the next twelve months, the Company expects to reclassify into earnings a loss of approximately $1.3 million currently recorded as other comprehensive loss, as a result of the maturity of currently held forward exchange contracts.

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

Generally, the Company's customers are not the end-users of its products. The Company ultimately derives revenues from the following four product groups (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
ATCA Platforms	$31,722	$36,518	$66,540	$74,181
Software-Solutions	12,612	16,102	24,261	28,162
COM Express and Rackmount Server	14,218	11,931	28,845	24,103
Other Products	6,886	13,033	13,970	26,625
Total revenues	$65,438	$77,584	$133,616	$153,071

Revenues by geographic area were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
United States	$30,078	$25,530	$56,128	$54,291
Other North America	434	861	1,086	1,661
China	8,046	17,566	14,791	31,113
Japan	5,627	16,774	18,456	23,407
Other Asia Pacific	5,759	4,482	12,707	10,780
Asia Pacific ("APAC")	19,432	38,822	45,954	65,300
Europe, the Middle East and Africa (“EMEA”)	15,494	12,371	30,448	31,819
Foreign Countries	35,360	52,054	77,488	98,780
Total	$65,438	$77,584	$133,616	$153,071

Long-lived assets by geographic area are as follows (in thousands):

	June 30, 2013	December 31, 2012
Property and equipment, net
United States	$8,574	$8,572
Other North America	947	953
China	4,278	4,685
India	2,853	3,110
Other APAC	255	358
APAC	7,386	8,153
EMEA	26	35
Foreign Countries	8,359	9,141
Total property and equipment, net	$16,933	$17,713

Intangible assets, net
United States	$62,205	$68,903
Other North America	124	211
EMEA	913	1,170
Foreign Countries	1,037	1,381
Total intangible assets, net	$63,242	$70,284

The following customers accounted for more than 10% of the Company's total revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Nokia Siemens Networks	20.5%	20.3%	19.0%	22.8%
NEC	NA	16.3%	11.0%	11.8%
Danaher	10.4%	NA	NA	NA

The following customers accounted for more than 10% of accounts receivable:
	June 30, 2013	December 31, 2012
Nokia Siemens Networks	25.9%	24.7%

Note 14 — Subsequent Event

On July 30, 2013 the Company announced plans to consolidate its China development centers impacting research and development employees in the Company's Shanghai facility. The Company expects to record restructuring charges of approximately $1.7 million in the quarter ended September 30, 2013, substantially all of which are for severance and employee-related costs and are expected to result in future cash expenditures. The consolidation of development activities within China is expected to be completed by December 31, 2013.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the related notes included in this Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Unless required by context, or as otherwise indicated, “we,” “us,” “our” and similar terms, as well as references to the “Company” and “Radisys” refer to Radisys Corporation and include all of our consolidated subsidiaries.

Overview

Radisys Corporation is a leader in enabling wireless infrastructure solutions for the telecom, aerospace, and defense markets. Our market-leading Media Resource Function ("MRF") and ATCA products, world-renowned Trillium software, Computer-on-Module ("COM") Express compute platforms and Network Appliance coupled with an expert professional services organization enable our customers to bring high-value products and services to the telecom market faster and with lower investment and risk. These products are targeted throughout the telecommunication network from Radio Access Network ("RAN") to the Evolved Packet Core to the IP Multimedia Subsystem ("IMS") and include the following:

•
MRF products, which can be purchased either as a complete product on our own ATCA platform or as a software-only MRF-OS when our customers want to leverage other computer platforms, provides a suite of media processing capabilities that function in the network's IMS including audio conferencing, Voice over Long-Term Evolution ("VoLTE"), Rich Communications Services (“RCS”) and video conferencing;

•
ATCA and Network Appliance products provide the platforms necessary to control and move data in the network core enabling applications such as Deep Packet Inspection and policy management. When these products are combined with our professional service organization of network experts, we enable our customers to bring to market solutions such as compact packet cores, intelligent gateways (security, femto, and LTE gateways) and load balancers, at a cost and time to market advantage for our customers when compared to internally developed solutions; and

•
Trillium software is the foundation for a complete turn-key application for small cells in both the 3G and LTE RAN networks. Additionally, we leverage our Trillium technology to enable small cell applications in adjacent markets and applications that leverage similar small cell technology.

Second Quarter 2013 Summary

Our revenue remained relatively flat when compared to the first quarter of 2013 with an expected sequential increase in our Software-Solutions product shipments enabled by Trillium license growth that was more than offset by a reduction in ATCA product shipments resulting from non-linear shipments to one of our largest customers. The market opportunities for our higher margin Software-Solutions products, specifically MRF and Trillium software and professional service, continue to remain compelling as we have seen meaningful funnel growth and strategic customer wins during the first half of 2013. We expect these opportunities to translate into meaningful revenue growth in the second half of 2013.

During the second quarter of 2013 we continued to experience short-term operating challenges, specifically in our ATCA product group due to further delays of prior design wins ramping to production, primarily in China. Despite these headwinds we continued to make progress strengthening our balance sheet by generating positive cash flows through focus on operational initiatives to improve working capital levels, improving intra-quarter shipment linearity resulting in improved customer collections, and continuing to make internal structural changes that we believe will reduce complexity and enable the long term success of our business. These internal structural changes include the planned downsizing and restructuring of our Irish entities which, along with reducing operating costs, simplifies our customer interaction and will allow repatriation of additional cash back to our U.S. entity. We do not expect these changes to result in actual cash tax payments.

Following is a summary-level comparison of the three months ended June 30, 2013 and 2012:

•
Revenues decreased $12.1 million to $65.4 million for the three months ended June 30, 2013 from $77.6 million for the three months ended June 30, 2012. The decline was caused by an expected decrease in Other Products revenue as these products continue to trend towards end of life. ATCA revenue also decreased as strong Asia Pacific sales in 2012 due to last-time buys of product by certain of our largest Asia Pacific customers were not repeated in 2013. Our Software-Solutions revenues declined due to the timing of deployments by our largest customer. COM Express and Rackmount Server revenues increased due to strong, short-term demand from a specific end-user.

•
Our gross margin decreased 4.7 percentage points in the three months ended June 30, 2013 to 29.7% from 34.4% of revenue in the three months ended June 30, 2012. This decrease was the result of lower standard product margins and decreased overall revenue levels from our higher margin ATCA and Software-Solutions product groups leading to lesser absorption of our fixed operating costs.

•
R&D expense increased $0.3 million to $12.0 million for the three months ended June 30, 2013 from $11.7 million for the three months ended June 30, 2012. This increase is due to a $0.5 million increase in stock compensation expense that was the result of a reversal of $0.6 million of Long Term Incentive Plan ("LTIP") expense in the prior year.

•
SG&A expense decreased $0.7 million to $9.5 million for the three months ended June 30, 2013 from $10.2 million for the three months ended June 30, 2012. The decrease was the result of a $1.3 million settlement gain with a customer related to licensing infringement and decreased payroll expenses as the result of continued cost reduction initiatives. These decreases are offset by an increase in stock compensation expense due to a reversal of $1.6 million of LTIP expense in the prior year.

•
Cash and cash equivalents increased $0.7 million to $33.9 million at June 30, 2013 from $33.2 million at December 31, 2012. Meaningful reductions in accounts receivable and inventory balances, offset by reductions in accounts payable, resulted in $5.1 million of cash provided by operations for the six months ended June 30, 2013. Cash provided by operations was offset by cash used in investing activities for capital expenditures and financing activities related to the repayment of debt, net of draws on our line of credit.

Strategy

Subsequent to the quarter ended June 30, 2013 management announced the completion of a strategic assessment of our business and outlined the following top strategic priorities:

•
At least double our MRF revenue in the next three years. We have gained meaningful traction with the introduction of our new carrier grade MPX-12000 and recently launched virtualized MPX-OS software to enable media processing within LTE networks in addition to our market leadership position in audio conferencing. Given the momentum of customer trials and network deployments we intend to increase our product development investments to ensure we meet customer needs and enable anticipated product revenue growth.

•
Grow our Trillium software and solutions revenue 20% annually. Our pipeline of Trillium opportunities has grown over 40% in the first six months of 2013. The opportunity for growth comes from small cells, but also from adjacent markets that utilize the same technology in different applications as well as our professional service capabilities. In early 2013, we re-aligned our global sales organization to focus on individual product sales. This new focused approach and dedicated Trillium sales team enabled our expansion in opportunities.

•
Restore our hardware product groups to profitability and focus investment on enabling a virtualized platform. Moving forward, our hardware strategy will be to enable a virtualized platform to capitalize on the market's transition to software defined networks (“SDN”) and network function virtualization (“NFV”) by leveraging ATCA's inherent strength in processing data. At the same time, we will be sizing our cost structure to ensure our platforms product lines are profitable at approximately $170 million in annual revenue. We announced plans subsequent to the quarter ended June 30, 2013 to reduce our annual gross expenses by $20 million across our hardware business over the next eighteen months.

Following is a detail of cost-reduction actions finalized to date:

•
On July 30, we finalized plans and publicly announced the consolidation of our China development centers to Shenzhen, China. This action will result in a reduction in force of 63 employees from our Shanghai facility and an anticipated $1.7 million restructuring charge in the quarter ended September 30, 2013, with substantially all of the charge associated with severance and employee-related expenses.

•
Consolidation of supporting functions from our Irish entity to our corporate headquarters. As this action was finalized during the quarter ended June 30, 2013, we recorded restructuring charges of $0.3 million associated with severance and employee-related expenses during the period there ended.

•	Managing for cash our low end, value line of Com Express products resulting from the cancellation of future product development related to this line of products.

Management expects to finalize additional actions associated with its cost-reduction initiatives during the third quarter of 2013. These additional actions are expected to result in material cash and non-cash restructuring charges, the extent of which are not estimable at this time. We expect these strategic priorities, while initially leading to increased losses and cash consumption, will ultimately restore Radisys to profitability and lead to positive long-term cash generation creating meaningful shareholder value.

Comparison of the Three and Six Months Ended June 30, 2013 and 2012

Results of Operations

The following table sets forth certain operating data as a percentage of revenues for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales:
Cost of sales	66.9	62.5	67.4	64.3
Amortization of purchased technology	3.4	3.1	3.3	3.2
Total cost of sales	70.3	65.6	70.7	67.5
Gross margin	29.7	34.4	29.3	32.5
Research and development	18.4	15.1	17.6	15.8
Selling, general, and administrative	14.5	13.1	15.4	14.5
Intangible asset amortization	2.0	1.7	2.0	1.7
Restructuring and acquisition-related charges, net	(0.2)	1.4	0.9	1.7
Income (loss) from operations	(5.0)	3.1	(6.6)	(1.2)
Interest expense	(0.4)	(0.6)	(0.5)	(0.6)
Other income, net	0.3	0.2	0.3	0.2
Income (loss) before income tax expense	(5.1)	2.7	(6.8)	(1.6)
Income tax expense	1.2	1.0	1.2	0.7
Net income (loss)	(6.3)%	1.7%	(8.0)%	(2.3)%

Revenues

The following table sets forth our revenues by product group for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
ATCA Platforms	$31,722	$36,518	(13.1)%	$66,540	$74,181	(10.3)%
Software-Solutions	12,612	16,102	(21.7)	24,261	28,162	(13.9)
COM Express and Rackmount Server	14,218	11,931	19.2	28,845	24,103	19.7
Other Products	6,886	13,033	(47.2)	13,970	26,625	(47.5)
Total revenues	$65,438	$77,584	(15.7)%	$133,616	$153,071	(12.7)%

Revenues in the ATCA product group decreased $4.8 million and $7.6 million for the three and six months ended June 30, 2013 from the comparable periods in 2012. These decreases were the result of strong shipments to a top five customer who deployed network optimization equipment in the first quarter of 2012 and deployments to increase network capacity in the Japanese market during the first half of 2012; both of which returned to normalized levels in the first half of 2013.

Revenues in the Software-Solutions product group decreased $3.5 million and $3.9 million for the three and six months ended June 30, 2013 from the comparable periods in 2012. Strong MRF deployments for use in audio conferencing applications during 2012 by our largest customer were not repeated during the first half of 2013. These decreases were offset by revenue from the first sales and successful launch of our ATCA-based MRF product called the MPX-12000 in support of RCS applications.

Revenues in the COM Express and Rackmount Server product group increased $2.3 million and $4.7 million for the three and six months ended June 30, 2013 from the comparable periods in 2012. These increases in revenue are related to deployments by a specific end-customer that we expect to be relatively short-term in nature.

Revenues in the Other Products product group decreased $6.1 million and $12.7 million for the three and six months ended June 30, 2013 from the comparable periods in 2012, as these hardware-centric products trend towards end of life as our largest customer continues to transition to next-generation network elements.

Revenue by Geography

The following tables outline overall revenue dollars and the percentage of revenues, by geographic region, for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
North America	$30,512	$26,391	15.6%	$57,214	$55,952	2.3%
Asia Pacific	19,432	38,822	(49.9)	45,954	65,300	(29.6)
Europe, the Middle East and Africa ("EMEA")	15,494	12,371	25.2	30,448	31,819	(4.3)
Total	$65,438	$77,584	(15.7)%	$133,616	$153,071	(12.7)%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
North America	46.6%	34.0%	42.8%	36.5%
Asia Pacific	29.7	50.1	34.4	42.7
EMEA	23.7	15.9	22.8	20.8
Total	100.0%	100.0%	100.0%	100.0%

North America. Revenues from the North America region increased $4.1 million for the three months ended June 30, 2013 from the comparable period in 2012. ATCA revenues increased $5.8 million due to strong deployments by our top five customers in the second quarter of 2013. Revenues from our COM Express and Rackmount Server product group increased $2.9 million due to continued strong 2013 sales to a specific end-customer. These increases were offset by a $4.3 million decrease in revenue from our Software-Solutions product group related to the timing of deployments by our largest customer.

For the six months ended June 30, 2013 revenues from the North America region increased $1.3 million from the comparable periods in 2012. COM Express and Rackmount Server revenues increased $4.1 million as the result of shipments to support a specific customer's deployments. This was offset by a $3.0 million decrease in revenue from our Software-Solutions product group related to the timing of deployments by our largest customer.

Asia Pacific. Revenues from the Asia Pacific region decreased $19.4 million and $19.3 million for the three and six months ended June 30, 2013 from the comparable periods in 2012. Revenues from our ATCA product group decreased by $11.5 million and $7.6 million due to the increased shipments we experienced in the first half of 2012 to support our Japanese customers as they deployed next generation wireless networks and last-time buys associated with certain products. Revenues from our Other Products product group decreased $7.9 million and $13.0 million as these hardware-centric products trend towards end of life and customers transition to next-generation network equipment.

EMEA. Revenues from the EMEA region increased $3.1 million for the three months ended June 30, 2013 from the comparable period in 2012 due to a last-time buy by our largest customer of legacy products resulting in a $1.9 million increase in Other Products revenue. The remaining increase from the comparable period of 2012 was due to slight revenue improvements across our ATCA and Software-Solutions product groups. Revenues from the EMEA region decreased $1.4 million for the six months ended June 30, 2013 from the comparable period in 2012 due to a $2.1 million purchase of our MRF product by one of our top five customers during the first quarter of 2012 which did not reoccur during the comparable period of 2013.

We currently expect continued fluctuations in the revenue contribution from each geographic region. Additionally, we expect non-U.S. revenues to remain a significant portion of our revenues.

Gross Margin

The following table summarizes our cost of sales and gross margin for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
Cost of Sales	$43,756	$48,542	(9.9)%	$90,062	$98,547	(8.6)%
Amortization of Purchased Technology	2,218	2,391	(7.2)	4,435	4,833	(8.2)
Total Cost of Sales	$45,974	$50,933	(9.7)	$94,497	$103,380	(8.6)
Gross Margin	29.7%	34.4%	(13.7)%	29.3%	32.5%	(9.8)%

Gross margin as a percentage of revenues decreased 4.7% and 3.2% percentage points for the three and six months ended June 30, 2013 from the comparable periods in 2012 as the result of increased revenue from lower margin COM Express and Rackmount Server products and decreased revenue from our higher margin ATCA and Software-Solutions product groups. Additionally, decreased overall revenues adversely affected the absorption of fixed overhead expenses in the periods ending June 30, 2013.

Operating Expenses

The following table summarizes our operating expenses for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
Research and development	$12,020	$11,713	2.6%	$23,555	$24,259	(2.9)%
Selling, general and administrative	9,527	10,173	(6.4)	20,623	22,173	(7.0)
Intangible asset amortization	1,304	1,304	—	2,608	2,608	—
Restructuring and acquisition-related charges, net	(114)	1,039	(111.0)	1,156	2,483	(53.4)
Total	$22,737	$24,229	(6.2)%	$47,942	$51,523	(7.0)%

Research and Development

R&D expenses increased $0.3 million for the three months ended June 30, 2013 from the comparable period in 2012 due to a $0.5 million increase in stock compensation expense resulting from the reversal of $0.6 million of previously recognized LTIP stock compensation expense during the second quarter of 2012, as we determined it was improbable that the LTIP performance goals would be attained during the measurement period.

R&D expenses decreased $0.7 million for the six months ended June 30, 2013 from the comparable period in 2012 as we completed the transition of a large portion of our R&D employees to lower-cost geographies during 2012 resulting in a $0.7 million decrease in payroll-related expenses in the first half of 2013. In addition, R&D product development expenses decreased $0.7 million due to lower project-related spend for new product introductions specifically related to our ATCA 40G products, which were substantially released by the end of 2012. These decreases are offset by a $0.5 million increase in stock compensation expense resulting from the reversal of $0.6 million of previously recognized LTIP stock compensation expense during the second quarter of 2012. R&D headcount decreased to 460 at June 30, 2013 from 468 at June 30, 2012.

Selling, General, and Administrative

SG&A expenses consist primarily of salary, commissions, bonuses and benefits for sales, marketing, executive and administrative personnel, as well as professional services and costs of other general corporate activities. SG&A expenses decreased $0.7 million for the three months ended June 30, 2013 from the comparable period in 2012 due to a $1.3 million gain associated with a customer settlement relating to licensing infringement and a $0.7 million decrease in payroll and commission expenses as the result of continued cost-reduction initiatives and lower revenues. These decreases were offset by a $1.8 million increase in stock compensation expense resulting from the reversal of $1.6 million of previously recognized LTIP stock compensation expense during the second quarter of 2012, as we determined it was improbable that the LTIP performance goals would be attained during the measurement period.

SG&A expenses decreased $1.6 million for the six months ended June 30, 2013 from the comparable period in 2012 due to a $1.3 million gain associated with a customer settlement relating to licensing infringement and a $1.6 million decrease in payroll and commission expenses. These decreases were offset by a $1.8 million increase in stock compensation expense resulting from the reversal of $1.6 million of previously recognized LTIP stock compensation expense during the second quarter of 2012, as we determined it was improbable that the LTIP performance goals would be attained during the measurement period. SG&A headcount decreased to 198 at June 30, 2013 from 213 at June 30, 2012 as a result of restructuring activities undertaken to right-size our SG&A organizations.

Intangible Asset Amortization

Intangible asset amortization remained unchanged for the three and six months ended June 30, 2013 from the comparable periods in 2012 due to routine straight-line amortization of acquired intangible assets. We perform reviews for impairment of the purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

The decrease in restructuring and acquisition-related charges, net for the three and six months ended June 30, 2013 from the comparable periods in 2012 is due to restructuring activities related to our acquisition of Continuous Computing being largely completed during 2012.

Restructuring and acquisition-related charges, net for the three months ended June 30, 2013 include the following:

•	($0.2) million - gain resulting from forgiveness of remaining contractual payments due to our cancelled Security Gateway ("SEG") program partner;

•
($0.6) million - decrease in fair value of the Continuous Computing contingent consideration liability. We assess the fair value of the contingent consideration liability on a quarterly basis, adjusting the liability to fair value based on a detailed analysis of all expected contingent consideration eligible Trillium small cell royalty revenues. The decrease over prior quarter estimate is the result of project cancellations and the continued delay of our customer's small cell deployments; and

•	$0.6 million - severance and benefits associated with employee restructuring actions.

Restructuring and acquisition-related charges, net for the six months ended June 30, 2013 include the following:

•	$2.9 million - write off of our SEG purchased technology asset due to management's decision to abandon future development of this technology;

•	($1.5) million - net gain from the sale of our OS-9 software assets;

•
($1.3) million - decrease in fair value of the Continuous Computing contingent consideration liability. We assess the fair value of the contingent consideration liability on a quarterly basis, adjusting the liability to fair value based on a detailed analysis of all expected contingent consideration eligible revenues. The decrease over prior quarter estimate is the result of project cancellations and the continued delay of customer deployments; and

•	$1.2 million - severance and benefits associated with employee restructuring actions.

Stock-based Compensation Expense

Included within cost of sales, R&D and SG&A are expenses associated with stock-based compensation. Stock-based compensation expense consists of amortization of stock-based compensation associated with unvested stock options, restricted stock units and the employee stock purchase plan ("ESPP"). We incurred and recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
Cost of sales	$111	$(134)	182.8%	$241	$(205)	217.6%
Research and development	234	(296)	179.1	483	31	1,458.1
Selling, general and administrative	678	(1,076)	163.0	1,398	(410)	441.0
Total	$1,023	$(1,506)	167.9%	$2,122	$(584)	463.4%

Stock-based compensation expense increased $2.5 million and $2.7 million for the three and six months ended June 30, 2013 from the comparable periods in 2012 due to recognition of LTIP and Overlay Plan restricted stock unit awards in the three and six months ended June 30, 2013 and the 2012 reversal of previously recognized LTIP expense. The impact of the 2012 reversals by functional income statement classification is as follows: Cost of Sales ($0.2) million, R&D ($0.6) million, and SG&A ($1.6) million.
Non-Operating Expenses

The following table summarizes our non-operating expenses (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
Interest expense	$(281)	$(422)	(33.4)%	$(613)	$(843)	(27.3)%
Interest income	12	8	50.0	23	12	91.7
Other income, net	214	118	81.4	350	278	25.9
Total	$(55)	$(296)	(81.4)%	$(240)	$(553)	(56.6)%

Interest Expense

Interest expense includes interest incurred on our convertible senior notes and our line of credit. The decrease in interest expense during the three and six months ended June 30, 2013, over the comparable periods in 2012, was due to the repayment of our 2013 convertible senior notes on February 15, 2013 and is offset by interest paid from borrowings on our line of credit during 2013.

Other Income, Net

For the three and six months ended June 30, 2013, other income from the comparable periods in 2012 increased by $0.1 million as a result of favorable currency movement against the US Dollar and an increase in the recognition of forward points associated with our hedge contracts for the Indian Rupee.

Income Tax Provision

The following table summarizes our income tax provision (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
Income tax expense	$784	$819	(4.3)%	$1,606	$1,123	43.0%

We recorded tax expense of $0.8 million and $1.6 million for the three and six months ended June 30, 2013. Our effective tax rates for the three months ended June 30, 2013 and 2012 were (23.6%) and 38.5%.  The effective tax rate fluctuation is mainly due to the jurisdictions in which pretax income (loss) is being earned and income tax rate differences among the jurisdictions.

Liquidity and Capital Resources

The following table summarizes selected financial information as of the dates indicated (in thousands):

	June 30, 2013	December 31, 2012	June 30, 2012
Cash and cash equivalents	$33,926	$33,182	$45,852
Working capital	44,186	41,887	45,663
Accounts receivable, net	45,176	51,289	48,385
Inventories, net	17,338	20,071	22,638
Accounts payable	36,408	41,191	38,347
Line of credit	15,000	—	—
2013 convertible senior notes	—	16,919	27,000
2015 convertible senior notes	18,000	18,000	18,000

Cash Flows

As of June 30, 2013, the amount of cash held by our foreign subsidiaries was $15.0 million. It is not our intent to permanently reinvest funds in certain of our foreign entities and we expect to continue to repatriate cash from these foreign entities on an ongoing basis in future periods. Repatriation of funds from these foreign entities is not expected to result in actual cash tax payments due to the utilization of previously generated operating losses and credits of our U.S. entity. During the period ended June 30, 2013 we also began the process of restructuring our Irish entities, which will enable us to repatriate additional cash back to the U.S. We do not expect these changes to result in actual cash tax payments.
Cash and cash equivalents increased by $0.7 million to $33.9 million as of June 30, 2013 from $33.2 million as of December 31, 2012. Activities impacting cash and cash equivalents were as follows (in thousands):

	Six Months Ended
	June 30,
	2013	2012
Operating Activities
Net loss	$(10,669)	$(3,508)
Non-cash adjustments	14,709	12,615
Changes in operating assets and liabilities	1,060	(5,853)
Cash provided by operating activities	5,100	3,254
Cash used in investing activities	(2,296)	(5,831)
Cash provided by (used in) financing activities	(1,914)	768
Effects of exchange rate changes	(146)	(109)
Net increase (decrease) in cash and cash equivalents	$744	$(1,918)

Cash provided by operating activities during the six months ended June 30, 2013 was $5.1 million. For the six months ended June 30, 2013 primary impacts to changes in our working capital consisted of the following:

•	Net trade accounts receivable decreased $6.7 million as the result of decreased revenues and the timing of payments received from our customers;

•	Inventories decreased $2.4 million due to operational execution and a focus on reducing our inventory levels;

•
Deferred income decreased $2.7 million due to the recognition of previously deferred Software-Solutions revenue as the undelivered elements or acceptance provisions contained in certain arrangements were satisfied;

•	Accounts payable decreased by $5.0 million due to the timing of payments to vendors; and

•	Accrued wages and bonuses decreased $1.4 million due to the payment of 2012 cash-based variable compensation and timing of payroll-related accruals.

Cash used in investing activities during the six months ended June 30, 2013 of $2.3 million was due to capital expenditures related principally to test fixtures and R&D equipment for the continued development of our MPX-12000 ATCA-based MRF product and 40G ATCA products. These additions were offset by cash received from the sale of our OS-9 software assets of $1.1 million.

Cash used in financing activities during the six months ended June 30, 2013 of $1.9 million relates to cash used for the repayment of $16.9 million of 2013 convertible senior notes, which was offset by $15.0 million of cash received from draws on our line of credit.

Line of Credit

Silicon Valley Bank

On July 29, 2013 we entered into an amended and restated $40.0 million secured revolving line of credit agreement (the “Agreement”) with Silicon Valley Bank (“SVB”) with a stated maturity date of July 28, 2016. The secured revolving credit facility is available for cash borrowings and is subject to a borrowing formula based upon eligible accounts receivable and EBITDA (as defined in the Agreement) non-formula thresholds. Eligible accounts receivable include 80% of domestic and 65% of foreign accounts receivable (70% in certain cases) for our U.S. companies, limited to concentration by certain customers, not greater than 60 days past due and no greater than 120 days from original invoice date. EBITDA non-formula availability is $15.0 million when two rolling quarters EBITDA is $9.0 million or greater and $10.0 million when two rolling quarters EBITDA is $6.0 million or greater but less than $9.0 million. Borrowings under the Agreement bear interest based on a debt to EBITDA ratio where EBITDA is calculated on a rolling four quarter basis. The calculation of interest under the Agreement is as follows:

•	Debt to EBITDA ratio less than 2.0:1.0 - LIBOR, which was 0.19% as of June 30, 2013, plus 2.00%;

•	Debt to EBITDA ratio less than 3.0:1.0, but more than or equal to 2.0:1.0 - LIBOR plus 2.25%;

•	Debt to EBITDA more than or equal to 3.0:1.0 - LIBOR plus 2.50%.

We are required to make interest payments monthly. We are further required to pay a commitment fee equal to $35,000 on the original closing date of the Agreement and annually thereafter and to pay quarterly in arrears an unused facility fee based on the debt to EBITDA ratio as follows: debt to EBITDA ratio less than 2.0:1.0 - 0.375% per year of the unused amount of the facility; and debt to EBITDA ratio of 2.0:1.0 or greater - 0.50% per year of the unused amount of the facility.

The Agreement requires us to make and maintain certain financial covenants, representations, warranties and other agreements that are customary in credit agreements of this type. The Agreement also requires us to maintain the following specific financial covenants:

•
minimum monthly liquidity ratio of 1.25 at the end of intra-quarter months and 1.5 at the end of quarter end months. The liquidity ratio is defined as cash, cash equivalents and short term investments (with cash and cash equivalents held by our foreign subsidiaries not to exceed $10.0 million and excluding any investments held by our foreign subsidiaries) plus eligible accounts receivable, divided by the sum of obligations owing to SVB under the Agreement;

•
beginning September 30, 2014 until the 2015 convertible senior notes are repaid, (i) minimum cash balance of $18.0 million and (ii) immediately after giving pro forma effect to the payment of the 2015 convertible senior notes as if such payment occurred on September 30, 2014, compliance with the liquidity covenant noted above;

•
minimum two quarter rolling EBITDA (earnings before interest, taxes, depreciation, amortization, stock based compensation, non-cash restructuring charges (as defined in the Agreement) and cash restructuring charges not to exceed $12.0 million cumulatively during 2013 and 2014 combined) of $4.0 million through the quarter ending March 31, 2014, $6.0 million for the quarters ending June 30, 2014, September 30, 2014 and December 31, 2014

and $9.0 million in subsequent quarters; and

•	capital expenditures may not exceed $11.0 million during the period January 1, 2013 to December 31, 2013 and $8.0 million in subsequent years.

As of June 30, 2013 and December 31, 2012, we had outstanding balances of $15.0 million and $0.0 million issued on our behalf under the Agreement. At June 30, 2013, we had $9.6 million of total borrowing availability remaining under the Agreement. As of June 30, 2013, we were in compliance with all covenants.

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

As of June 30, 2013 and December 31, 2012, we had outstanding 2015 convertible senior notes with a face value of $18.0 million. As of June 30, 2013 and December 31, 2012, the fair value of our 2015 convertible senior notes was $17.7 million, which is based on the most recent quoted prices of our publicly traded debt on each balance sheet date.

Contractual Obligations

Our contractual obligations as of December 31, 2012 are summarized in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations," of the Company's Annual Report on Form 10-K for the year ended December 31, 2012. For the six months ended June 30, 2013, there have been no material changes in our contractual obligations outside the ordinary course of business, except for the repayment of $16.9 million aggregate principal amount of our 2013 convertible senior notes and the $15.0 million draw against our line of credit. As of June 30, 2013, we have agreements regarding foreign currency forward contracts with total contractual values of $11.5 million that mature through 2014.

In addition to the above, we have approximately $3.1 million associated with unrecognized tax benefits. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but do not believe the ultimate settlement of our obligations will materially affect our liquidity.

Off-Balance Sheet Arrangements

We do not engage in any activity involving special purpose entities or off-balance sheet financing.

Liquidity Outlook

At June 30, 2013, our cash and cash equivalents amounted to $33.9 million. We believe that our current cash and cash equivalents, the cash expected to be generated from operations and the remaining credit available under our line of credit facility will satisfy our short and long-term expected working capital needs, capital expenditures, and other liquidity requirements associated with our existing business operations. We expect our current working capital to be sufficient to satisfy our short-term obligations, including repayment of the borrowing against our line of credit with SVB.

Critical Accounting Policies and Estimates

We reaffirm our critical accounting policies and use of estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no significant changes during the three months ended June 30, 2013 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

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

These factors include, among others, the Company's high degree of customer concentration, the use of a single contract manufacturer for a significant portion of the production of our products, key employee attrition, the anticipated amount and timing of revenues from design wins due to the Company's customers' product development schedule, cancellations or delays, market conditions, matters affecting the embedded system industry, including changes in industry standards, changes in customer requirements and new product introductions, currency exchange rate fluctuations, changes in tariff and trade policies and other risks associated with foreign operations, actions by regulatory authorities or other third parties, the Company's ability to successfully manage the transition from 10G to 40G Advanced Telecommunications Computing Architecture ("ATCA") product technologies, cash generation, the Company's ability to successfully complete any restructuring, acquisition or divestiture activities and other factors described in "Risk Factors" and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2012, as updated in the subsequent quarterly reports on Form 10-Q. Although forward-looking statements help provide additional information about us, investors should keep in mind that forward-looking statements are only predictions, at a point in time, and are inherently less reliable than historical information.

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

Based on our policy, we have established a foreign currency exposure management program which uses derivative foreign exchange contracts to address nonfunctional currency exposures. In order to reduce the potentially adverse effects of foreign currency exchange rate fluctuations, we have entered into forward exchange contracts. These hedging transactions limit our exposure to changes in the U.S. Dollar to the Indian Rupee exchange rate, and as of June 30, 2013 the total notional or contractual value of the contracts we held was $11.5 million. These contracts will mature over the next 18 months.

Holding other variables constant, a 10% adverse fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Indian Rupee would require an adjustment of $1.1 million and increase our Indian Rupee hedge liability as of June 30, 2013, to $1.9 million. A 10% favorable fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Indian Rupee would result in an adjustment of $1.2 million, reversing our Indian Rupee hedge liability and creating a hedge asset as of June 30, 2013, in the amount of $0.4 million. We do not expect a 10% fluctuation to have any material impact on our operating results as the underlying hedged transactions will move in an equal and opposite direction. If there is an unfavorable movement in the Indian Rupee relative to our hedged positions this would be offset by reduced expenses, after conversion to the U.S. Dollar, associated with obligations paid for in the Indian Rupee.

Convertible Notes. The fair value of the 2015 convertible senior notes is sensitive to interest rate changes as well as changes in our stock price. Interest rate changes would result in an increase or decrease in the fair value of the 2015 convertible senior notes due to differences between market interest rates and rates in effect at the inception of the obligation. Fluctuations in our stock price would result in an increase or decrease in the fair value of the 2015 convertible senior notes due to the value of the notes derived from the conversion feature. Unless we elect to repurchase our 2015 convertible senior notes in the open market, changes in the fair value of the 2015 convertible senior notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of the 2015 convertible senior notes was $17.7 million at June 30, 2013 and December 31, 2012.

Item 4. Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

During our most recent fiscal quarter ended June 30, 2013, no change occurred in the Company's "internal control over financial reporting" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 6. Exhibits

(a) Exhibits

Exhibit 31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADISYS CORPORATION
Dated:	August 1, 2013	By:	/s/ Brian Bronson
Brian Bronson
President and Chief Executive Officer

Dated:	August 1, 2013	By:	/s/ Allen Muhich
Allen Muhich
Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase

*	Filed herewith