Form 10-Q
period 2013-09-30
RADISYS CORP
filed 2013-11-07
CIK 873044

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	0-26844

RADISYS CORPORATION
(Exact name of registrant as specified in its charter)

OREGON	93-0945232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5435 N.E. Dawson Creek Drive, Hillsboro, OR	97124
(Address of principal executive offices)	(Zip Code)

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

Number of shares of common stock outstanding as of November 5, 2013: 29,097,024

RADISYS CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues	$54,109	$63,725	$187,725	$216,796
Cost of sales:
Cost of sales	37,874	43,687	127,936	142,234
Amortization of purchased technology	2,069	2,390	6,504	7,223
Total cost of sales	39,943	46,077	134,440	149,457
Gross margin	14,166	17,648	53,285	67,339
Research and development	11,456	11,845	35,011	36,104
Selling, general and administrative	10,522	11,793	31,145	33,966
Intangible asset amortization	1,303	1,303	3,911	3,911
Impairment of goodwill	—	29,748	—	29,748
Restructuring and acquisition-related charges, net	2,881	(2,717)	4,037	(234)
Loss from operations	(11,996)	(34,324)	(20,819)	(36,156)
Interest expense	(300)	(436)	(913)	(1,279)
Other income, net	200	22	573	312
Loss before income tax expense	(12,096)	(34,738)	(21,159)	(37,123)
Income tax expense	624	373	2,230	1,496
Net loss	$(12,720)	$(35,111)	$(23,389)	$(38,619)
Net loss per share:
Basic	$(0.44)	$(1.28)	$(0.82)	$(1.43)
Diluted	$(0.44)	$(1.28)	$(0.82)	$(1.43)
Weighted average shares outstanding:
Basic	28,931	27,534	28,692	26,985
Diluted	28,931	27,534	28,692	26,985

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net loss	$(12,720)	$(35,111)	$(23,389)	$(38,619)
Other comprehensive income (loss):
Translation adjustments	(138)	462	(589)	(87)
Net adjustment for fair value of hedge derivatives	(233)	781	(881)	108
Other comprehensive income (loss)	(371)	1,243	(1,470)	21
Comprehensive loss	$(13,091)	$(33,868)	$(24,859)	$(38,598)

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$31,559	$33,182
Accounts receivable, net	42,496	51,881
Other receivables	1,955	2,394
Inventories, net	25,758	20,071
Inventory deposit, net	463	8,836
Other current assets	4,045	4,248
Deferred tax assets, net	4,799	5,376
Total current assets	111,075	125,988
Property and equipment, net	15,660	17,713
Intangible assets, net	59,869	70,284
Long-term deferred tax assets, net	11,001	11,161
Other assets	3,274	7,248
Total assets	$200,879	$232,394

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,619	$41,191
Accrued wages and bonuses	5,299	7,168
Deferred income	7,625	9,222
Convertible senior notes	—	16,919
Line of credit	15,000	—
Other accrued liabilities	10,333	9,601
Total current liabilities	74,876	84,101
Long-term liabilities:
Convertible senior notes	18,000	18,000
Other long-term liabilities	3,422	4,851
Total long-term liabilities	21,422	22,851
Total liabilities	96,298	106,952
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock — no par value, 100,000 shares authorized; 29,061 and 28,471 shares issued and outstanding at September 30, 2013 and December 31, 2012	307,722	303,724
Accumulated deficit	(203,075)	(179,686)
Accumulated other comprehensive income:
Cumulative translation adjustments	1,580	2,169
Unrealized loss on hedge instruments	(1,646)	(765)
Total accumulated other comprehensive income	(66)	1,404
Total shareholders’ equity	104,581	125,442
Total liabilities and shareholders’ equity	$200,879	$232,394

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(23,389)	$(38,619)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,586	16,448
Impairment of goodwill	—	29,748
Inventory valuation allowance	578	772
Deferred income taxes	850	614
Stock-based compensation expense	3,761	394
Write off of purchased computer software	2,868	—
Net gain from sale of software assets	(1,532)	—
Other	(1,370)	1,072
Changes in operating assets and liabilities:
Accounts receivable	9,943	(2,328)
Other receivables	395	1,779
Inventories	(8,385)	5,753
Inventory deposit	10,412	(1,031)
Other current assets	143	511
Accounts payable	(4,860)	3,895
Accrued wages and bonuses	(1,855)	(3,155)
Accrued restructuring	1,233	(1,967)
Deferred income	(1,673)	(3,002)
Other accrued liabilities	200	(8,255)
Net cash provided by operating activities	3,905	2,629
Cash flows from investing activities:
Capital expenditures	(4,343)	(9,095)
Purchase of long-term assets	—	(368)
Proceeds from sale of software assets	1,107	—
Net cash used in investing activities	(3,236)	(9,463)
Cash flows from financing activities:
Borrowings on line of credit	15,000	—
Repayment of convertible subordinated notes	(16,919)	(10,081)
Proceeds from issuance of common stock	626	1,100
Payments on contingent consideration liability	(378)	—
Other financing activities	(405)	(140)
Net cash used in financing activities	(2,076)	(9,121)
Effect of exchange rate changes on cash	(216)	13
Net decrease in cash and cash equivalents	(1,623)	(15,942)
Cash and cash equivalents, beginning of period	33,182	47,770
Cash and cash equivalents, end of period	$31,559	$31,828
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,110	$1,378
Income taxes	$673	$1,017
The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Significant Accounting Policies

Radisys Corporation (the “Company” or “Radisys”) has adhered to the accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2012 in preparing the accompanying interim condensed consolidated financial statements. The preparation of these statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Additionally, the accompanying financial data as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Certain prior year balances have been reclassified to conform to the current year’s presentation. Such reclassifications did not affect total cash flows, total net revenues, operating loss, net loss, total assets, total liabilities or shareholders’ equity.

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

The following table summarizes the fair value measurements for the Company's financial instruments (in thousands):

	Fair Value Measurements as of September 30, 2013
	Total	Level 1	Level 2	Level 3
Cash surrender value of life insurance contracts (A)	$1,827	$—	$1,827	$—
Deferred compensation liability (A)	(1,302)	—	(1,302)	—
Foreign currency forward contracts	(989)	—	(989)	—
Contingent consideration liability	(423)	—	—	(423)
Total	$(887)	$—	$(464)	$(423)

(A)
During the period ended September 30, 2013, the company terminated its Deferred Compensation Plan. The distribution of plan assets and participant balances began during the quarter ended September 30, 2013 and will continue through January 2015 based on participant elections.

	Fair Value Measurements as of December 31, 2012
	Total	Level 1	Level 2	Level 3
Cash surrender value of life insurance contracts	$3,398	$—	$3,398	$—
Deferred compensation liability	(1,395)	—	(1,395)	—
Foreign currency forward contracts	(297)	—	(297)	—
Contingent consideration liability	(2,541)	—	—	(2,541)
Total	$(835)	$—	$1,706	$(2,541)

The following table summarizes our Level 3 activity for the Company's contingent consideration liability (in thousands):

Level 3
Balance at December 31, 2012	$2,541
Change in estimate	(1,891)
Payments	(378)
Accretion	151
Balance at September 30, 2013	$423

The Company records all changes in estimates and accretion on the contingent consideration liability to restructuring and acquisition-related charges, net in the Condensed Consolidated Statements of Operations. Of the $0.4 million contingent consideration liability, $0.1 million is recorded in other accrued liabilities and $0.3 million is recorded in other long-term liabilities on the Condensed Consolidated Balance Sheet at September 30, 2013.

Note 3 — Accounts Receivable and Other Receivables

Accounts receivable consists of sales to the Company's customers which are generally based on standard terms and conditions. Accounts receivable balances consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Accounts receivable, gross	$42,960	$52,660
Less: allowance for doubtful accounts	(464)	(779)
Accounts receivable, net	$42,496	$51,881

As of September 30, 2013 and December 31, 2012, the balance in other receivables was $2.0 million and $2.4 million. Other receivables consisted primarily of non-trade receivables including receivables for value-added taxes and inventory transferred to the Company's contract manufacturing partners on which the Company does not recognize revenue.

Note 4 — Inventories

Inventories consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Raw materials	$20,252	$10,420
Work-in-process	908	605
Finished goods	8,976	11,245
	30,136	22,270
Less: inventory valuation allowance	(4,378)	(2,199)
Inventories, net	$25,758	$20,071

	September 30, 2013	December 31, 2012
Inventory deposit (A)	$1,226	$11,637
Less: inventory deposit valuation allowance	(763)	(2,801)
Inventory deposit, net	$463	$8,836

(A)
Beginning in the third quarter of 2013 the Company modified the inventory deposit arrangement with its contract manufacturing partner. Prior to the modification, the Company was obligated to reimburse its contract manufacturer for the cost of excess inventory that has been purchased as a result of the Company's forecasted demand when there is no alternative use. Under the new arrangement, rather than reimburse the contract manufacturer, the Company is now obligated to purchase inventory on consignment. The calculation of excess inventory and its impact on the Company’s cash and reported aggregate inventory levels is the same under the consignment arrangement as it was under the prior deposit arrangement. As of September 30, 2013, the balance of consigned inventory at the Company’s contract manufacturing partner was $10.3 million with the remaining inventory deposit associated with inventory held at the Company’s outsourced hardware repair service provider. The remaining deposit is recorded net of adverse purchase commitment liabilities, and therefore the net balance of the deposit represents inventory the Company believes will be utilized. The deposit will be applied against future adverse purchase commitments owed to the Company's contract manufacturer or reduced based on the usage of inventory. See Note 8 - Commitments and Contingencies for additional information regarding the Company's adverse purchase commitment liability.

Consigned inventory is held at third-party locations, including the Company's contract manufacturing partner and customers. The Company retains title to the inventory until purchased by the third-party. Consigned inventory, consisting of raw materials and finished goods was $11.9 million and $0.7 million at September 30, 2013 and December 31, 2012.

The Company recorded the following charges associated with the valuation of inventory, inventory deposit and the adverse purchase commitment liability (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Inventory, net	$214	$336	$578	$772
Inventory deposit, net	66	158	876	521
Adverse purchase commitments	271	40	403	12

Note 5 — Restructuring and Acquisition-Related Charges

The following table summarizes the Company's restructuring and acquisition-related gains and charges as presented in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Employee-related restructuring expenses	$2,916	$1,131	$4,081	$2,745
Fair value adjustments to Continuous Computing contingent consideration liability	(395)	(4,107)	(1,740)	(5,145)
Facility reductions	(155)	259	(155)	1,590
Write off of purchased computer software	—	—	2,868	—
Net gain from sale of OS-9 software assets	—	—	(1,532)	—
Integration-related expenses	515	—	515	576
Restructuring and acquisition-related charges, net	$2,881	$(2,717)	$4,037	$(234)

Restructuring and acquisition-related charges typically consist of costs incurred for employee terminations due to a reduction of personnel resources resulting from modifications of business strategy or business emphasis. Employee severance and related costs include severance benefits, notice pay and outplacement services. Restructuring and acquisition-related charges may also include expenses incurred associated with acquisition or divestiture activities, facility abandonments and other expenses associated with business restructuring actions.

For the three months ended September 30, 2013, the Company recorded the following restructuring and acquisition-related charges:

•
$2.9 million net expense for the severance of 154 employees related to Shanghai and Penang site reductions, net of reductions resulting from changes in previously estimated amounts for employee severance and associated payroll costs;

•
$0.4 million gain due to the decrease in fair value of the Continuous Computing contingent consideration liability. The Company assesses the fair value of the contingent consideration liability on a quarterly basis, adjusting the liability to fair value based on a detailed analysis of all expected contingent consideration eligible revenues;

•	$0.2 million gain resulting from the revision of prior sublease assumptions for a previously abandoned facility; and

•	$0.5 million net expense associated with asset write-offs, legal fees, and personnel overlap resulting from resource consolidation.

For the three months ended September 30, 2012, the Company recorded the following restructuring and acquisition-related charges:

•
$1.1 million net expense for the severance of four employees, including a $0.9 million contractual severance benefit provided to our former Chief Executive Officer, net of reductions resulting from changes in previously estimated amounts for employee severance and associated payroll costs;

•	$4.1 million gain due to the decrease in fair value of the Continuous Computing contingent consideration liability; and

•	$0.3 million net expense resulting from facilities rationalization in certain North American sites.

For the nine months ended September 30, 2013, the Company recorded the following restructuring and acquisition-related charges:

•
$4.1 million net expense for the severance of 182 employees primarily related to Shanghai and Penang site reductions, net of reductions resulting from changes in previously estimated amounts for employee severance and associated payroll costs;

•	$1.7 million gain due to the decrease in fair value of the Continuous Computing contingent consideration liability;

•	$0.2 million gain resulting from the revision of prior sublease assumptions for a previously abandoned facility;

•	$2.9 million expense relating to the write off of the Company's SEG purchased computer software due to management's decision to abandon future development of this technology;

•	$1.5 million net gain from the sale of the Company's OS-9 software assets; and

•	$0.5 million net expense associated with asset write-offs, legal fees, and personnel overlap resulting from resource consolidation.

For the nine months ended September 30, 2012, the Company recorded the following restructuring and acquisition-related charges:

•
$2.7 million net expense for the severance of employees, including a $0.9 million contractual severance benefit provided to our former Chief Executive Officer, and severance paid to other executive officers, net of reductions resulting from changes in previously estimated amounts for employee severance and associated payroll costs;

•	$5.1 million gain due to the decrease in fair value of the Continuous Computing contingent consideration liability;

•	$1.6 million net expense resulting from facilities rationalization in certain North American sites; and

•	$0.6 million expense related to expenses incurred related to the integration and acquisition of Continuous Computing.

Accrued restructuring, which is included in other accrued liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, consisted of the following (in thousands):

	Severance, payroll taxes and other employee benefits	Facility reductions	Total
Balance accrued as of December 31, 2012	$198	$990	$1,188
Additions	4,138	—	4,138
Reversals	(57)	(155)	(212)
Expenditures	(2,417)	(277)	(2,694)
Balance accrued as of September 30, 2013	$1,862	$558	$2,420

Of the $2.4 million accrued restructuring at September 30, 2013, $0.2 million represents the long-term portion of accrued lease abandonment charges, with the remaining balance representing the short-term portion of accrued restructuring.

The Company evaluates the adequacy of the accrued restructuring charges on a quarterly basis. Reversals are recorded in the period in which the Company determines that expected restructuring obligations are less than the amounts accrued.

Note 6 — Short-Term Borrowings

Silicon Valley Bank

The Company has a $35.0 million secured revolving line of credit agreement (as amended, the "Agreement") with Silicon Valley Bank ("SVB") with a stated maturity date of July 28, 2016. On November 1, 2013 the Agreement was amended to reduce the total size of the secured revolving credit facility from $40.0 million to $35.0 million, revise the minimum two quarter rolling EBITDA financial covenant for the quarters ended September 30, 2013, December 31, 2013, and March 31, 2014 and modify certain terms within the liquidity ratio, all of which are reflected herein.

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

•	Debt to EBITDA ratio less than 2.0:1.0 - LIBOR, which was 0.18% as of September 30, 2013, plus 2.00%;

•	Debt to EBITDA ratio less than 3.0:1.0, but more than or equal to 2.0:1.0 - LIBOR plus 2.25%;

•	Debt to EBITDA more than or equal to 3.0:1.0 - LIBOR plus 2.50%.

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

•
beginning September 30, 2014 until the 2015 convertible senior notes are repaid, (i) minimum cash balance of $18.0 million held at either SVB or in an account held with a financial institution where SVB shall have received a Qualifying Control Agreement (as defined in the Agreement) and (ii) immediately after giving pro forma effect to the payment of the 2015 convertible senior notes as if such payment occurred on September 30, 2014, compliance with the liquidity covenant noted above;

•
minimum two quarter rolling EBITDA (earnings before interest, taxes, depreciation, amortization, stock based compensation, non-cash restructuring charges (as defined in the Agreement) and cash restructuring charges not to exceed $12.0 million cumulatively during 2013 and 2014 combined) of $2.0 million for the quarter ending September 30, 2013, $(3.0) million for the quarter ending December 31, 2013, $2.0 million for the quarter ending March 31, 2014, $6.0 million for the quarters ending June 30, 2014, September 30, 2014 and December 31, 2014 and $9.0 million in subsequent quarters; and

•	capital expenditures may not exceed $11.0 million during the period January 1, 2013 to December 31, 2013 and $8.0 million in subsequent years.

As of September 30, 2013 and December 31, 2012, the Company had outstanding balances of $15.0 million and $0.0 million issued on its behalf under the Agreement. At September 30, 2013, the Company had $12.2 million of total borrowing availability remaining under the Agreement. After giving effect to the amendment to the Agreement, the Company was in compliance with all covenants under the Agreement.

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

As of September 30, 2013 and December 31, 2012, the Company had outstanding 2015 convertible senior notes with a face value of $18.0 million. As of September 30, 2013 and December 31, 2012, the fair values of our 2015 convertible senior notes were $17.8 million and $17.7 million, which are based on the most recent quoted prices of the Company's publicly traded debt on each balance sheet date.

The following table outlines the effective interest rate, contractually stated interest costs, and costs related to the amortization of issuance costs for the Company's 2013 and 2015 convertible senior notes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Effective interest rate of 2013 convertible senior notes	NA	3.73%	3.73%	3.73%
Effective interest rate of 2015 convertible senior notes	4.50%	4.50%	4.50%	4.50%
Contractually stated interest costs	$203	$351	$666	$970
Amortization of issuance costs	$11	$131	$50	$352

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

Guarantees and Indemnification Obligations

As permitted under Oregon law, the Company has agreements whereby it indemnifies its officers, directors and certain finance employees for certain events or occurrences while an officer, director or employee is or was serving in such capacity at the request of the Company. The term of the indemnification period is for the officer's, director's or employee's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. To date, the Company has not incurred any costs associated with these indemnification agreements and, as a result, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2013.

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

The following is a summary of the change in the Company's warranty accrual reserve (in thousands):

	Nine Months Ended
	September 30,
	2013	2012
Warranty liability balance, beginning of the period	$3,954	$3,438
Product warranty accruals	2,295	3,209
Utilization of accrual	(2,835)	(3,529)
Warranty liability balance, end of the period	$3,414	$3,118

At September 30, 2013 and December 31, 2012, $2.7 million and $3.1 million of the warranty liability balance was included in other accrued liabilities and $0.7 million and $0.8 million was included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.

Note 9 — Basic and Diluted Net Loss per Share

A reconciliation of the numerator and the denominator used to calculate basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator — Basic
Net loss	$(12,720)	$(35,111)	$(23,389)	$(38,619)
Numerator — Diluted
Net loss	$(12,720)	$(35,111)	$(23,389)	$(38,619)
Interest on convertible notes, net of tax benefit (B)	—	—	—	—
Net loss, diluted	$(12,720)	$(35,111)	$(23,389)	$(38,619)
Denominator — Basic
Weighted average shares used to calculate net loss per share, basic	28,931	27,534	28,692	26,985
Denominator — Diluted
Weighted average shares used to calculate net loss per share, basic	28,931	27,534	28,692	26,985
Effect of escrow shares (A)	—	—	—	—
Effect of convertible notes (B)	—	—	—	—
Effect of dilutive restricted stock units (C)	—	—	—	—
Effect of dilutive stock options (C)	—	—	—	—
Weighted average shares used to calculate net loss per share, diluted	28,931	27,534	28,692	26,985
Net loss per share
Basic	$(0.44)	$(1.28)	$(0.82)	$(1.43)
Diluted	$(0.44)	$(1.28)	$(0.82)	$(1.43)

(A)
For the three months ended September 30, 2013, there were no remaining contingently issuable shares outstanding. For the three months ended September 30, 2012, 0.8 million contingently issuable shares were excluded from the calculation as their effect would have been anti-dilutive. For the nine months ended September 30, 2013 and 2012, 20,000 and 1.1 million contingently issuable shares were excluded from the calculation as their effect would have been anti-dilutive.

(B)
For the three months ended September 30, 2013 and 2012, 2.1 million and 3.8 million as-if converted shares associated with the Company's convertible senior notes were excluded from the calculation as their effect would have been anti-dilutive. For the nine months ended September 30, 2013 and 2012, 2.3 million and 3.6 million as-if converted shares associated with the Company's convertible senior notes were excluded from the calculation as their effect would have been anti-dilutive.

(C)	For the three and nine months ended September 30, 2013 and 2012, the following equity awards, by type, were excluded from the calculation, as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Stock options	3,561	2,476	3,561	2,476
Restricted stock units	376	658	376	658
Performance based restricted stock units (D)	1,678	1,050	1,678	1,050
Total equity award shares excluded	5,615	4,184	5,615	4,184

(D)
For the three and nine months ended September 30, 2013, the Company excluded 1.5 million restricted stock units granted under the Long-Term Incentive Plan ("LTIP") as the performance criteria required for issuance of the awards was not satisfied as of these dates. For the three and nine months ended September 30, 2013, the Company excluded 0.2 million restricted stock units granted under the Overlay Plan of the 2007 Stock Plan, as the awards had been earned but not vested as of these dates.

Note 10 — Income Taxes

The Company's effective tax rate for the three months ended September 30, 2013 and 2012 differs from the statutory rate primarily due to a full valuation allowance provided against its United States (“U.S.”) net deferred tax assets, Canadian research and experimental development claims, the impact of stock option expense, and taxes on foreign income that differ from the U.S. tax rate.  The Company utilizes the asset and liability method of accounting for income taxes. The Company records deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon the Company's review of all positive and negative evidence, including its three year U.S. cumulative pre-tax book loss and taxable loss, it concluded that a full valuation allowance should continue to be recorded against its U.S. net deferred tax assets at September 30, 2013. In certain other foreign jurisdictions, where the Company does not have cumulative losses or other negative evidence, the Company had net deferred tax assets of $15.8 million and $16.5 million at September 30, 2013 and December 31, 2012.  In the future, if the Company determines that it is more likely than not that it will realize its US net deferred tax assets, it will reverse the applicable portion of the valuation allowance and recognize an income tax benefit in the period in which such determination is made.

The Company's unrecognized tax benefits and related interest and penalties during the three months ended September 30, 2013 increased by $11,000 primarily due to uncertain tax exposures. The ending balance for the unrecognized tax benefits was approximately $3.1 million at September 30, 2013. The related interest and penalties were $0.7 million and $0.3 million. The uncertain tax positions that are reasonably possible to decrease in the next twelve months are insignificant.

The Company is currently under tax examination in India. The periods covered under examination are the Company's financial years 2005 through 2007 and 2009. The examination is in various stages of appellate proceedings and all material uncertain tax positions associated with the examination have been taken into account in the ending balance of the unrecognized tax benefits at September 30, 2013. As of September 30, 2013, the Company is not under examination by tax authorities in any other jurisdictions.

Note 11 — Stock-based Compensation

The following table summarizes awards granted under the Radisys Corporation 2007 and LTIP Stock Plans (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Stock options	1,253	391	1,746	464
Restricted stock units	75	265	82	342
Performance based restricted stock units	95	1,050	131	1,050
Total	1,423	1,706	1,959	1,856

Stock-based compensation was recognized and allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Cost of sales	$167	$107	$408	$(98)
Research and development	361	284	844	315
Selling, general and administrative	1,111	587	2,509	177
Total	$1,639	$978	$3,761	$394

During the nine months ended September 30, 2012, the Company reversed previously recognized LTIP stock compensation expense as it was determined that attainment of the LTIP performance goals was improbable. The impact of the 2012 reversals by functional income statement classification is as follows: Cost of Sales ($0.2) million, R&D ($0.6) million, and SG&A ($1.6) million.

Note 12 — Hedging

The Company’s activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates. The Company manages these risks through the use of forward exchange contracts, designated as foreign-currency cash flow hedges, in an attempt to reduce the potentially adverse effects of foreign currency exchange rate fluctuations that occur in the normal course of business. As such, the Company’s hedging activities are employed solely for risk management purposes. All hedging transactions are conducted with, in the opinion of management, financially stable and reputable financial institutions. As of September 30, 2013 and December 31, 2012, the only hedge instruments executed by the Company are associated with its exposure to fluctuations in the Indian Rupee, which result from obligations such as payroll and rent paid in this currency.

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

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives are expected to remain highly effective in future periods. For the three and nine months ended September 30, 2013 and 2012 and for the year ended December 31, 2012, the Company had no hedge ineffectiveness.

During the three and nine months ended September 30, 2013, the Company entered into 21 and 33 new foreign currency forward contracts with total notional contractual values of $10.3 million and $12.8 million. During the three and nine months ended September 30, 2012, the Company entered into 21 and 62 new foreign currency forward contracts with total notional contractual values of $3.3 million and $10.2 million.

 A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments designated as cash flow hedges at September 30, 2013 is as follows (in thousands):

	Contractual/Notional Amount	Condensed Consolidated Balance Sheet Classification	Estimated Fair Value
Type of Cash Flow Hedge			Asset	(Liability)
Foreign currency forward exchange contracts	$18,922	Other accrued liabilities	$—	$(989)

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

The effect of derivative instruments on the consolidated financial statements for the three months ended September 30, 2013 was as follows (in thousands):

Effective Portion		Ineffective Portion
Condensed Consolidated Statements of Operations Classification of (Gain) Loss	Hedge (Gain) Loss Reclassified from Accumulated Other Comprehensive Income	Condensed Consolidated Statements of Operations Classification of (Gain) Loss Recognized	Hedge (Gain) Loss Recognized
Cost of sales	$169	$—	$—
Research and development	233	—	—
Selling, general and administrative	43	—	—

The effect of derivative instruments on the consolidated financial statements for the three months ended September 30, 2012 was as follows (in thousands):

Effective Portion		Ineffective Portion
Condensed Consolidated Statements of Operations Classification of (Gain) Loss	Hedge (Gain) Loss Reclassified from Accumulated Other Comprehensive Income	Condensed Consolidated Statements of Operations Classification of (Gain) Loss Recognized	Hedge (Gain) Loss Recognized
Cost of sales	$123	$—	$—
Research and development	70	—	—
Selling, general and administrative	51	—	—

The effect of derivative instruments on the consolidated financial statements for the nine months ended September 30, 2013 was as follows (in thousands):

Effective Portion		Ineffective Portion
Condensed Consolidated Statements of Operations Classification of (Gain) Loss	Hedge (Gain) Loss Reclassified from Accumulated Other Comprehensive Income	Condensed Consolidated Statements of Operations Classification of (Gain) Loss Recognized	Hedge (Gain) Loss Recognized
Cost of sales	$347	$—	$—
Research and development	335	—	—
Selling, general and administrative	119	—	—

The effect of derivative instruments on the consolidated financial statements for the nine months ended September 30, 2012 was as follows (in thousands):

Effective Portion		Ineffective Portion
Condensed Consolidated Statements of Operations Classification of (Gain) Loss	Hedge (Gain) Loss Reclassified from Accumulated Other Comprehensive Income	Condensed Consolidated Statements of Operations Classification of (Gain) Loss Recognized	Hedge (Gain) Loss Recognized
Cost of sales	$191	$—	$—
Research and development	116	—	—
Selling, general and administrative	35	—	—

The following is a summary of changes to comprehensive income (loss) associated with the Company's hedging activities (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Beginning balance of unrealized loss on forward exchange contracts	$(1,413)	$(1,447)	$(765)	$(774)
Other comprehensive income (loss) before reclassifications	(678)	537	(1,682)	(234)
Amounts reclassified from other comprehensive income (loss)	445	244	801	342
Other comprehensive income (loss)	(233)	781	(881)	108
Ending balance of unrealized loss on forward exchange contracts	$(1,646)	$(666)	$(1,646)	$(666)

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

Generally, the Company's customers are not the end-users of its products. The Company ultimately derives revenues from the following four product groups (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
ATCA Platforms	$27,744	$27,687	$94,284	$101,869
Software-Solutions	9,563	11,584	33,824	39,746
COM Express and Rackmount Server	13,380	13,861	42,225	37,963
Other Products	3,422	10,593	17,392	37,218
Total revenues	$54,109	$63,725	$187,725	$216,796

Revenues by geographic area were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
United States	$21,205	$21,321	$77,333	$75,611
Other North America	770	715	1,856	2,376
China	8,890	12,352	23,681	35,222
Japan	6,751	8,943	25,207	32,350
Other Asia Pacific	3,616	5,117	16,323	24,141
Asia Pacific ("APAC")	19,257	26,412	65,211	91,713
Europe, the Middle East and Africa (“EMEA”)	12,877	15,277	43,325	47,096
Foreign Countries	32,904	42,404	110,392	141,185
Total	$54,109	$63,725	$187,725	$216,796

Long-lived assets by geographic area are as follows (in thousands):

	September 30, 2013	December 31, 2012
Property and equipment, net
United States	$7,974	$8,572
Other North America	959	953
China	3,710	4,685
India	2,768	3,110
Other APAC	228	358
APAC	6,706	8,153
EMEA	21	35
Foreign Countries	7,686	9,141
Total property and equipment, net	$15,660	$17,713

Intangible assets, net
United States	$59,789	$68,903
Other North America	80	211
EMEA	—	1,170
Foreign Countries	80	1,381
Total intangible assets, net	$59,869	$70,284

The following customers accounted for more than 10% of the Company's total revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Nokia Siemens Networks	20.7%	23.7%	19.5%	23.1%
NEC	NA	11.2%	10.4%	11.6%
Philips Medical	11.6%	NA	NA	NA

The following customers accounted for more than 10% of accounts receivable:
	September 30, 2013	December 31, 2012
Nokia Siemens Networks	27.6%	24.7%
Philips Medical	10.1%	NA

Note 14 — Subsequent Event

On November 5, 2013 the Company announced plans to consolidate all Asia-based platform engineering and operations functions within its Shenzhen site, resulting in the closing of the Company's Malaysia-based operations. In addition, the Company intends to co-locate its contract manufacturer near Shenzhen. Specific to the Penang site closure, the Company recorded restructuring charges for minimum statutory severance of approximately $0.7 million in the quarter ended September 30, 2013 and expects to record additional restructuring charges of approximately $1.0 million in the quarter ended December 31, 2013. Substantially all of the restructuring charges are associated with severance and employee-related costs and are expected to result in future cash expenditures. The consolidation of operational and developmental activities to the Company’s Shenzhen site is expected to be completed by September 30, 2014.

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

Overview

Radisys Corporation is a leader in enabling wireless infrastructure solutions for the telecom, aerospace, and defense markets. Our market-leading Media Resource Function ("MRF") and Advanced Telecommunications Computing Architecture ("ATCA") products, world-renowned Trillium software, Computer-on-Module ("COM") Express compute platforms and Network Appliance coupled with an expert professional services organization enable our customers to bring high-value products and services to the telecom market faster and with lower investment and risk. These products are targeted throughout the telecommunication network from Radio Access Network ("RAN") to the Evolved Packet Core to the IP Multimedia Subsystem ("IMS") and include the following:

•
MRF products, which can be purchased either as a complete product on our own ATCA platform (MPX-12000) or as software-only MPX-OS when our customers want to leverage other computer platforms, provides a suite of media processing capabilities that function in the network's IMS including audio conferencing, Voice over Long-Term Evolution ("VoLTE"), Rich Communications Services (“RCS”) and video conferencing;

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

Third Quarter 2013 Summary

During the third quarter of 2013 we experienced revenue challenges within our Software-Solutions product group. Software-Solutions revenue declined 18% compared to the third quarter of 2012 as a result of a decline in MRF revenues largely due to decreased audio conferencing revenues which historically has been characterized by nonlinear customer order patterns and an expected large MPX-12000 order from an Asian carrier being delayed until a subsequent quarter. Despite these challenges, we continued to make progress against the strategic objectives set out in the third quarter of 2013 which are further summarized below.

Following is a summary-level comparison of the three months ended September 30, 2013 and 2012:

•
Revenues decreased $9.6 million to $54.1 million for the three months ended September 30, 2013 from $63.7 million for the three months ended September 30, 2012. The decline was caused by an expected decrease in Other Products revenue as these products continue to trend towards end of life. ATCA revenue stayed flat as deployments in North America were offset by decreased shipments in the Asia Pacific ("APAC") and Europe, Middle East, and Africa ("EMEA") regions. Our Software-Solutions revenues declined due to the timing of deployments by our largest customers. COM Express and Rackmount Server revenues decreased due to decreased orders from mid-tier customers.

•
Our gross margin decreased 150 basis points ("bps") in the three months ended September 30, 2013 to 26.2% from 27.7% of revenue in the three months ended September 30, 2012. This decrease was the result of decreased overall revenue levels from our higher margin Software-Solutions product group offset by decreased warranty expense due to lower cost per repair.

•
R&D expense decreased $0.4 million to $11.5 million for the three months ended September 30, 2013 from $11.8 million for the three months ended September 30, 2012. The decrease is related to lower project-related spend for new product introductions specifically related to our ATCA 40G products, which were substantially released by the end of 2012.

•
SG&A expense decreased $1.3 million to $10.5 million for the three months ended September 30, 2013 from $11.8 million for the three months ended September 30, 2012. This decrease was the result of additional legal fees that were incurred in 2012 related to the exchange of our 2013 senior convertible notes. Payroll, commissions, and facility expenses also decreased due to decreased headcount, lower sales, and site consolidation.

•
Cash and cash equivalents decreased $1.6 million to $31.6 million at September 30, 2013 from $33.2 million at December 31, 2012. Cash generated by operating activities of $3.9 million was not sufficient to offset cash used in investing and financing activities primarily for capital expenditures of $4.3 million and the net repayment of debt of $1.9 million.

Strategy

During the third quarter of 2013 management announced the completion of its strategic assessment of our business and outlined the following top strategic priorities:

•
At least double our MRF revenue in the next three years. We have gained meaningful traction with the introduction of our new carrier grade MPX-12000 and recently launched virtualized MPX-OS software to enable media processing within LTE networks in addition to our market leadership position in audio conferencing. Given the momentum of customer trials and network deployments, we intend to increase our product development investments to ensure we meet customer needs and enable anticipated product revenue growth.

•
Grow our Trillium software and solutions revenue 20% annually. Our pipeline of Trillium opportunities has grown meaningfully in the first nine months of 2013. The opportunity for growth comes from small cells that carriers are using to optimize spectrum utilization in LTE network deployments as well as from adjacent markets that utilize the same technology in different applications. Deployments in these markets leverage our professional services organization to enable our customer’s technology we also expect to drive revenue growth. In early 2013, we re-aligned our global sales organization to focus on individual product sales. This new focused approach and dedicated Trillium sales team has enabled the expansion in customer opportunities.

•
Restore our hardware product groups to profitability and focus investment on enabling a virtualized platform. Moving forward, our hardware strategy will be to enable a virtualized platform to capitalize on the market's transition to software defined networks (“SDN”) and network function virtualization (“NFV”) by leveraging ATCA's inherent strength in processing data. At the same time, we will be sizing our cost structure to ensure our platforms product lines are profitable at approximately $170 million in annual revenue. We also announced plans to reduce our annual gross expenses by $20 million across our hardware business over the next eighteen months.

Following is a detail of cost-reduction actions taken to date:

•
On October 17, 2013, we notified employees at our Penang, Malaysia facility that we will be consolidating all APAC based platform operations and engineering functions into our Shenzhen, China facility. In addition, we will transfer our contract manufacturing from Penang to the Shenzhen area in order to realize further operational efficiencies. Additionally, on November 5, 2013 we announced our new contract manufacturing partner in Shenzhen will be Ennoconn Corporation.

This action will result in a reduction in force of 77 employees, of which 49 and 23 are involved in operations and engineering, while the remaining are administrative employees. We expect the transition to our Shenzhen site, including our operations function, contract manufacturing, and Penang site closure to be complete by September 30, 2014.

•
On July 30, 2013, we finalized plans and publicly announced the consolidation of our China development centers to Shenzhen, China. This action will result in a reduction in force of 63 employees from our Shanghai facility. We expect the transition of the development function to our Shenzhen site to be completed during the fourth quarter of 2013.

•	During the quarter ended September 30, 2013, we made other targeted reductions within the Administrative, Engineering and Marketing groups which included 14 North American employees.

•
Consolidation of supporting functions from our Irish entity to our corporate headquarters. This action resulted in a reduction in force of 5 general and administrative employees and the closure of our Ireland office.

•	Canceling future product development related to our lower end, value line of Com Express products resulting in a more efficient use of cash and other resources.

Further, on November 5, 2013 management announced plans to undertake additional actions which are expected to reduce annual operating expenses by an additional $10 million from current levels. Once complete, the above actions are expected to reduce our annual combined R&D and SG&A expenses to $70 million in 2014, with an expected $6 million additional annual reduction in cost of sales due to the savings associated with our contract manufacturing partner transition and site consolidation. Taken together, these actions are expected to result in material cash and non-cash restructuring charges, the extent of which are not estimable at this time. We expect these strategic priorities, while initially leading to increased losses and cash consumption, will ultimately restore Radisys to profitability and lead to positive long-term cash generation.

Comparison of the Three and Nine Months Ended September 30, 2013 and 2012

Results of Operations

The following table sets forth certain operating data as a percentage of revenues for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales:
Cost of sales	70.0	68.6	68.2	65.6
Amortization of purchased technology	3.8	3.7	3.4	3.3
Total cost of sales	73.8	72.3	71.6	68.9
Gross margin	26.2	27.7	28.4	31.1
Research and development	21.2	18.6	18.7	16.7
Selling, general, and administrative	19.4	18.5	16.6	15.7
Intangible asset amortization	2.5	2.0	2.0	1.8
Impairment of goodwill	—	46.7	—	13.7
Restructuring and acquisition-related charges, net	5.3	(4.2)	2.2	(0.1)
Loss from operations	(22.2)	(53.9)	(11.1)	(16.7)
Interest expense	(0.6)	(0.6)	(0.5)	(0.5)
Other income, net	0.4	—	0.3	0.1
Loss before income tax expense	(22.4)	(54.5)	(11.3)	(17.1)
Income tax expense	1.1	0.6	1.2	0.7
Net loss	(23.5)%	(55.1)%	(12.5)%	(17.8)%

Revenues

The following table sets forth our revenues by product group for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
ATCA Platforms	$27,744	$27,687	0.2%	$94,284	$101,869	(7.4)%
Software-Solutions	9,563	11,584	(17.4)	33,824	39,746	(14.9)
COM Express and Rackmount Server	13,380	13,861	(3.5)	42,225	37,963	11.2
Other Products	3,422	10,593	(67.7)	17,392	37,218	(53.3)
Total revenues	$54,109	$63,725	(15.1)%	$187,725	$216,796	(13.4)%

Revenues in the ATCA product group increased $0.1 million for the three months ended September 30, 2013 from the comparable period in 2012. Revenues from our ATCA product group increased $1.8 million due to a $3.0 million increase as the result of a customer developing the core infrastructure for a new telecom network and offset by $1.2 million in decreased revenue from mid-tier customers.

Revenues in the ATCA product group decreased $7.6 million for the nine months ended September 30, 2013 from the comparable period in 2012. These decreases were the result of strong shipments to a top five customer deploying network optimization equipment in the first quarter of 2012 and deployments to increase network capacity in the Japanese market during the first half of 2012; both of which returned to normalized levels during the first nine months of 2013.

Revenues in the Software-Solutions product group decreased $2.0 million for the three months ended September 30, 2013 from the comparable period in 2012. In the third quarter of 2013 we experienced general softness in the audio conferencing market which caused delays in the timing of deployments by our largest customers.

Revenues in the Software-Solutions product group decreased $5.9 million for the nine months ended September 30, 2013 from the comparable period in 2012. Strong MRF deployments for use in audio conferencing applications during 2012 by our largest customer were not repeated during the comparable period of 2013. These decreases were offset by revenue from the first sales and successful launch of our ATCA-based MRF product called the MPX-12000 in support of VoLTE and RCS applications which have exceeded management’s initial expectations for 2013.

Revenues in the COM Express and Rackmount Server product group decreased $0.5 million for the three months ended September 30, 2013 from the comparable period in 2012 due to an expected decrease in shipments to mid-tier customers.

Revenues in the COM Express and Rackmount Server product group increased $4.3 million for the nine months ended September 30, 2013 from the comparable period in 2012. The increase in revenue is related to deployments by a specific end-customer during the first half of 2013, which we expect to be one-time in nature.

Revenues in the Other Products product group decreased $7.2 million and $19.8 million for the three and nine months ended September 30, 2013 from the comparable periods in 2012. The decline in revenues was expected by management as these hardware-centric products trend towards end of life and our largest customer continues to transition to next-generation network elements.

Revenue by Geography

The following tables outline overall revenue dollars and the percentage of revenues, by geographic region, for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
North America	$21,975	$22,036	(0.3)%	$79,189	$77,987	1.5%
Asia Pacific	19,257	26,412	(27.1)	65,211	91,713	(28.9)
Europe, the Middle East and Africa ("EMEA")	12,877	15,277	(15.7)	43,325	47,096	(8.0)
Total	$54,109	$63,725	(15.1)%	$187,725	$216,796	(13.4)%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
North America	40.6%	34.6%	42.2%	36.0%
Asia Pacific	35.6	41.4	34.7	42.3
EMEA	23.8	24.0	23.1	21.7
Total	100.0%	100.0%	100.0%	100.0%

North America. Revenues from the North America region decreased $0.1 million for the three months ended September 30, 2013 from the comparable period in 2012. Revenues from our ATCA product group increased $3.0 million due to a customer developing the core infrastructure for a new telecom network.  This increase was offset by $1.2 million in decreased revenue from our mid-tier customers within our ATCA product group. Additionally, revenues from our Software-Solutions product group decreased by $1.3 million due to a general softening in the audio conferencing market into which we sell our MRF products.

For the nine months ended September 30, 2013 revenues from the North America region increased $1.2 million from the comparable period in 2012. COM Express and Rackmount Server revenues increased $4.4 million as the result of shipments to support a specific customer's deployments during the first half of 2013. This was offset by a $3.7 million decrease in revenues from our Software-Solutions product group related to the timing of audio conferencing product deployments by our largest customers.

Asia Pacific. Revenues from the Asia Pacific region decreased $7.2 million and $26.5 million for the three and nine months ended September 30, 2013 from the comparable periods in 2012. Revenues from our ATCA product group decreased by $0.9 million and $8.5 million due to the increased shipments we experienced in the first half of 2012 to support our Japanese customers as they deployed next-generation wireless networks and last-time buys associated with certain products. Revenues from our Other Products product group decreased $5.6 million and $18.6 million as these hardware-centric products trend towards end of life and customers transition to next-generation network equipment.

EMEA. Revenues from the EMEA region decreased $2.4 million for the three months ended September 30, 2013 from the comparable period in 2012 due to decreased revenues of $0.9 million from our ATCA product group as overall telecom spend in European markets remains soft and a $1.6 million decrease from our Other Products product group as these hardware-centric products trend towards end of life and our largest customer continues to transition to next-generation network elements.

Revenues from the EMEA region decreased $3.8 million for the nine months ended September 30, 2013 from the comparable period in 2012. Revenue from our Software-Solutions product group was down $3.0 million due to decreased overall telecom spend in European markets. Additionally, revenue from our Other Products product group decreased $0.8 million as these hardware-centric products trend towards end of life and our largest customer continues to transition to next-generation network elements.

We currently expect continued fluctuations in the revenue contribution from each geographic region. Additionally, we expect non-U.S. revenues to remain a significant portion of our revenues.

Gross Margin

The following table summarizes our cost of sales and gross margin for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Cost of Sales	$37,874	$43,687	(13.3)%	$127,936	$142,234	(10.1)%
Amortization of Purchased Technology	2,069	2,390	(13.4)	6,504	7,223	(10.0)
Total Cost of Sales	$39,943	$46,077	(13.3)	$134,440	$149,457	(10.0)
Gross Margin	26.2%	27.7%	(5.4)%	28.4%	31.1%	(8.7)%

Gross margin as a percentage of revenues decreased 150 bps for the three months ended September 30, 2013 from the comparable period in 2012. Decreased warranty expense due to lower cost per repair favorably impacted margin by 180 bps; however, this favorable impact was offset by a 320 bps decrease due to unfavorable product mix within our ATCA product group and decreased revenue from our higher margin Software-Solutions product group.

Gross margin as a percentage of revenues decreased 270 bps for the nine months ended September 30, 2013 from the comparable period in 2012. Decreased warranty expense favorably impacted margin by 40 bps; however, this was offset by a 310 bps decrease due to unfavorable product mix within our ATCA product group and decreased revenue from our higher margin Software-Solutions product group.

Operating Expenses

The following table summarizes our operating expenses for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Research and development	$11,456	$11,845	(3.3)%	$35,011	$36,104	(3.0)%
Selling, general and administrative	10,522	11,793	(10.8)	31,145	33,966	(8.3)
Intangible asset amortization	1,303	1,303	—	3,911	3,911	—
Impairment of goodwill	—	29,748	(100.0)	—	29,748	(100.0)
Restructuring and acquisition-related charges, net	2,881	(2,717)	206.0	4,037	(234)	NM
Total	$26,162	$51,972	(49.7)%	$74,104	$103,495	(28.4)%

Research and Development

R&D expenses consist primarily of product development and related equipment expenses in addition to salary, bonuses and benefits for R&D personnel. R&D expenses decreased $0.4 million for the three months ended September 30, 2013 from the comparable period in 2012 due to decreased product development costs of $0.3 million as a result of lower project-related spend for new product introductions specifically related to our ATCA 40G products, which were substantially released by the end of 2012.

R&D expenses decreased $1.1 million for the nine months ended September 30, 2013 from the comparable period in 2012 as we completed the transition of a large portion of our R&D employees to lower-cost geographies during 2012 and resulting in a $0.6 million decrease in payroll-related expenses. In addition, R&D product development expenses decreased $1.4 million due to lower project-related spend for new product introductions specifically related to our ATCA 40G products, which were substantially released by the end of 2012. These decreases are offset by an increase in stock compensation expense resulting from the reversal of $0.6 million of previously recognized LTIP stock compensation expense during the second quarter of 2012. R&D headcount decreased to 439 at September 30, 2013 from 441 at September 30, 2012.

Selling, General, and Administrative

SG&A expenses consist primarily of salary, commissions, bonuses and benefits for sales, marketing, executive and administrative personnel, as well as professional services and costs of other general corporate activities. SG&A expenses decreased $1.3 million for the three months ended September 30, 2013 from the comparable period in 2012. During the three months ended September 30, 2012, we incurred additional legal fees related to the exchange of our 2013 convertible senior notes; these expenses did not re-occur in 2013 and, among other factors, contributed to a $0.7 million decrease in legal expenses. Additionally, payroll-related and facilities expenses decreased $0.5 million attributable to headcount reductions and site consolidation.

SG&A expenses decreased $2.8 million for the nine months ended September 30, 2013 from the comparable period in 2012 due to several factors, including a $1.3 million gain associated with a customer settlement relating to licensing infringement recognized in 2013 and a $1.7 million decrease in payroll and commission expenses due to decreased headcount and sales. Additionally, facilities consolidation resulted in a cost savings of $1.3 million from the comparable period. These decreases were offset by an increase in stock compensation expense due to the reversal of $1.6 million of previously recognized LTIP stock compensation expense during the second quarter of 2012, as we determined it was improbable that the LTIP performance goals would be attained during the measurement period. SG&A headcount decreased to 191 at September 30, 2013 from 204 at September 30, 2012 as a result of restructuring activities undertaken to right-size our SG&A organizations.

Intangible Asset Amortization

Intangible asset amortization remained unchanged for the three and nine months ended September 30, 2013 from the comparable periods in 2012 due to routine amortization of acquired intangible assets. During the third quarter of 2013, we analyzed our long-lived assets for impairment and concluded there was no impairment of our long-lived assets at September 30, 2013.

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

The increase in restructuring and acquisition-related charges, net for the three and nine months ended September 30, 2013 from the comparable periods in 2012 is due to restructuring actions associated with our Shanghai and Malaysia site reductions.

Restructuring and acquisition-related charges, net for the three months ended September 30, 2013 include the following:

•
$2.9 million net expense for the severance of 154 employees primarily related to Shanghai and Penang site reductions, net of reductions resulting from changes in previously estimated amounts for employee severance and associated payroll costs;

•
$0.4 million gain due to the decrease in fair value of the Continuous Computing contingent consideration liability. we assess the fair value of the contingent consideration liability on a quarterly basis, adjusting the liability to fair value based on a detailed analysis of all expected contingent consideration eligible revenues;

•	$0.2 million gain resulting from the revision of prior sublease assumptions for a previously abandoned facility; and

•	$0.5 million net expense associated with asset write-offs, legal fees, and personnel overlap resulting from resource consolidation.

Restructuring and acquisition-related charges, net for the nine months ended September 30, 2013 include the following:

•
$4.1 million net expense for the severance of 182 employees primarily related to Shanghai and Penang site reductions, net of reductions resulting from changes in previously estimated amounts for employee severance and associated payroll costs;

•	$1.7 million gain due to the decrease in fair value of the Continuous Computing contingent consideration liability;

•	$0.2 million gain resulting from the revision of prior sublease assumptions for a previously abandoned facility;

•	$2.9 million expense relating to the write off of the Company's SEG purchased computer software due to management's decision to abandon future development of this technology;

•	$1.5 million net gain from the sale of our OS-9 software assets; and

•	$0.5 million net expense associated with asset write-offs, legal fees, and personnel overlap resulting from resource consolidation.

Stock-based Compensation Expense

Included within cost of sales, R&D and SG&A are expenses associated with stock-based compensation. Stock-based compensation expense consists of amortization of stock-based compensation associated with unvested stock options, restricted stock units and the employee stock purchase plan ("ESPP"). We incurred and recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Cost of sales	$167	$107	56.1%	$408	$(98)	516.3%
Research and development	361	284	27.1	844	315	167.9
Selling, general and administrative	1,111	587	89.3	2,509	177	1,317.5
Total	$1,639	$978	67.6%	$3,761	$394	854.6%

Stock-based compensation expense increased $0.7 million and $3.4 million for the three and nine months ended September 30, 2013 from the comparable periods in 2012 due to recognition of LTIP and Overlay Plan restricted stock unit awards in the three and nine months ended September 30, 2013 and the 2012 reversal of previously recognized LTIP expense. The impact of the 2012 reversals by functional income statement classification is as follows: Cost of Sales ($0.2) million, R&D ($0.6) million, and SG&A ($1.6) million.
Non-Operating Expenses

The following table summarizes our non-operating expenses (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Interest expense	$(300)	$(436)	31.2%	$(913)	$(1,279)	28.6%
Interest income	1	12	(91.7)	24	24	—
Other income, net	199	10	1,890.0	549	288	90.6
Total	$(100)	$(414)	75.8%	$(340)	$(967)	64.8%

Interest Expense

Interest expense includes interest incurred on our convertible senior notes and our line of credit. The decrease in interest expense during the three and nine months ended September 30, 2013, over the comparable periods in 2012, was due to the repayment of our 2013 convertible senior notes on February 15, 2013 and is offset by interest paid from borrowings on our line of credit during 2013.

Other Income, Net

For the three and nine months ended September 30, 2013, other income from the comparable periods in 2012 increased by $0.2 million and $0.3 million as a result of favorable currency movement against the US Dollar and an increase in the recognition of forward points associated with our hedge contracts to purchase the Indian Rupee.

Income Tax Provision

The following table summarizes our income tax provision (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Income tax expense	$624	$373	67.3%	$2,230	$1,496	49.1%

We recorded tax expense of $0.6 million and $2.2 million for the three and nine months ended September 30, 2013. Our effective tax rates for the three months ended September 30, 2013 and 2012 were (5.2%) and (10.5%).  The effective tax rate fluctuation is mainly due to income tax rate differences among the jurisdictions in which pretax income (loss) is generated.

Liquidity and Capital Resources

The following table summarizes selected financial information as of the dates indicated (in thousands):

	September 30, 2013	December 31, 2012	September 30, 2012
Cash and cash equivalents	$31,559	$33,182	$31,828
Working capital	36,199	41,887	39,859
Accounts receivable, net	42,496	51,881	50,930
Inventories, net	25,758	20,071	20,493
Accounts payable	36,619	41,191	41,408
Line of credit	15,000	—	—
2013 convertible senior notes	—	16,919	16,919
2015 convertible senior notes	18,000	18,000	18,000

Cash Flows

As of September 30, 2013, the amount of cash held by our foreign subsidiaries was $10.4 million. It is not our intent to permanently reinvest funds in certain of our foreign entities and we expect to repatriate cash from these foreign entities on an ongoing basis in future periods. Repatriation of funds from these foreign entities is not expected to result in actual cash tax payments due to the utilization of previously generated operating losses and credits of our U.S. entity. During the period ended September 30, 2013 we finalized the process of restructuring our Irish entities, which enabled us to repatriate additional cash back to the U.S. We do not expect these changes to result in actual cash tax payments.
Cash and cash equivalents decreased by $1.6 million to $31.6 million as of September 30, 2013 from $33.2 million as of December 31, 2012. Activities impacting cash and cash equivalents were as follows (in thousands):

	Nine Months Ended
	September 30,
	2013	2012
Operating Activities
Net loss	$(23,389)	$(38,619)
Non-cash adjustments	21,741	49,691
Changes in operating assets and liabilities	5,553	(8,443)
Cash provided by operating activities	3,905	2,629
Cash used in investing activities	(3,236)	(9,463)
Cash used in financing activities	(2,076)	(9,121)
Effects of exchange rate changes	(216)	13
Net decrease in cash and cash equivalents	$(1,623)	$(15,942)

Cash provided by operating activities during the nine months ended September 30, 2013 was $3.9 million. For the nine months ended September 30, 2013, primary impacts to changes in our working capital consisted of the following:

•	Net trade accounts receivable decreased $9.9 million as the result of decreased revenues and the timing of payments received from our customers;

•	Inventories, net decreased $1.7 million due to increased focus on operational execution and reducing our inventory levels;

•
Deferred income decreased $1.7 million due to the recognition of previously deferred Software-Solutions revenue as the undelivered elements or acceptance provisions contained in certain arrangements were satisfied;

•	Accounts payable decreased by $4.9 million due to decreased payables to our contract manufacturing partner as the result of lower revenues and the timing of payments to vendors; and

•	Accrued wages and bonuses decreased $1.9 million due to the payment of 2012 cash-based variable compensation and timing of payroll-related accruals.

Cash used in investing activities during the nine months ended September 30, 2013 of $3.2 million was due to capital expenditures of $4.3 million related principally to test fixtures and R&D equipment for the continued development of our MPX-12000 ATCA-based MRF product and 40G ATCA products. These additions were offset by cash received from the sale of our OS-9 software assets of $1.1 million.

Cash used in financing activities during the nine months ended September 30, 2013 of $2.1 million relates to cash used for the repayment of $16.9 million of 2013 convertible senior notes, offset by $15.0 million of cash received from draws on our line of credit.

Line of Credit

Silicon Valley Bank

We have a $35.0 million secured revolving line of credit agreement (as amended, the "Agreement") with Silicon Valley Bank ("SVB") with a stated maturity date of July 28, 2016. On November 1, 2013 the Agreement was amended to reduce the total size of the secured revolving credit facility from $40.0 million to $35.0 million, revise the minimum two quarter rolling EBITDA financial covenant for the quarters ended September 30, 3013, December 31, 2013, and March 31, 2014 and modify certain terms within the liquidity ratio, all of which are reflected herein.

The secured revolving credit facility is available for cash borrowings and is subject to a borrowing formula based upon eligible accounts receivable and EBITDA (as defined in the Agreement) non-formula thresholds. Eligible accounts receivable include 80% of domestic and 65% of foreign accounts receivable (70% in certain cases) for our U.S. companies, limited to concentration by certain customers, not greater than 60 days past due and no greater than 120 days from original invoice date. EBITDA non-formula availability is $15.0 million when two rolling quarters EBITDA is $9.0 million or greater and $10.0 million when two rolling quarters EBITDA is $6.0 million or greater but less than $9.0 million. Borrowings under the Agreement bear interest based on a debt to EBITDA ratio where EBITDA is calculated on a rolling four quarter basis. The calculation of interest under the Agreement is as follows:

•	Debt to EBITDA ratio less than 2.0:1.0 - LIBOR, which was 0.18% as of September 30, 2013, plus 2.00%;

•	Debt to EBITDA ratio less than 3.0:1.0, but more than or equal to 2.0:1.0 - LIBOR plus 2.25%;

•	Debt to EBITDA more than or equal to 3.0:1.0 - LIBOR plus 2.50%.

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

•
beginning September 30, 2014 until the 2015 convertible senior notes are repaid, (i) minimum cash balance of $18.0 million held at either SVB or in an account held with a financial institution where SVB shall have received a Qualifying Control Agreement (as defined in the Agreement) and (ii) immediately after giving pro forma effect to the payment of the 2015 convertible senior notes as if such payment occurred on September 30, 2014, compliance with the liquidity covenant noted above;

•
minimum two quarter rolling EBITDA (earnings before interest, taxes, depreciation, amortization, stock based compensation, non-cash restructuring charges (as defined in the Agreement) and cash restructuring charges not to exceed $12.0 million cumulatively during 2013 and 2014 combined) of $2.0 million for the quarter ending September 30, 2013, $(3.0) million for the quarter ending December 31, 2013, $2.0 million for the quarter ending March 31, 2014, $6.0 million for the quarters ending June 30, 2014, September 30, 2014 and December

31, 2014 and $9.0 million in subsequent quarters; and

•	capital expenditures may not exceed $11.0 million during the period January 1, 2013 to December 31, 2013 and $8.0 million in subsequent years.

As of September 30, 2013 and December 31, 2012, we had outstanding balances of $15.0 million and $0.0 million issued on our behalf under the Agreement. At September 30, 2013, we had $12.2 million of total borrowing availability remaining under the Agreement. After giving effect to the amendment to the Agreement, we were in compliance with all covenants under the Agreement.

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

As of September 30, 2013 and December 31, 2012, we had outstanding 2015 convertible senior notes with a face value of $18.0 million. As of September 30, 2013 and December 31, 2012, the fair values of our 2015 convertible senior notes were $17.8 million and $17.7 million, which are based on the most recent quoted prices of our publicly traded debt on each balance sheet date.

Contractual Obligations

Our contractual obligations as of December 31, 2012 are summarized in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations," of the Company's Annual Report on Form 10-K for the year ended December 31, 2012. For the nine months ended September 30, 2013, there have been no material changes in our contractual obligations outside the ordinary course of business, except for the repayment of $16.9 million aggregate principal amount of our 2013 convertible senior notes and the $15.0 million draw against our line of credit. As of September 30, 2013, we have agreements regarding foreign currency forward contracts with total contractual values of $18.9 million that mature through 2014.

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

Liquidity Outlook

At September 30, 2013, our cash and cash equivalents amounted to $31.6 million. We believe that our current cash and cash equivalents combined with the remaining credit available under our line of credit facility will satisfy our short and long-term expected working capital needs, capital expenditures, and other liquidity requirements associated with our existing business operations. We expect to maintain current borrowing levels under our SVB line of credit agreement throughout the remainder of 2013 and 2014. After giving effect to the November 1, 2013 amendment to the line of credit we anticipate maintaining covenant compliance throughout the duration of our anticipated borrowing, ensuring our current borrowing level and available borrowing capacity remains available to us.

Critical Accounting Policies and Estimates

We reaffirm our critical accounting policies and use of estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no significant changes during the three months ended September 30, 2013 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

This report contains forward-looking statements including:

•	expectations and goals for revenues, gross margin, research and development ("R&D") expenses, selling, general and administrative ("SG&A") expenses and profits;

•	the impact of our restructuring events on future operating results;

•	timing of revenue recognition;

•	expected customer orders;

•	our projected liquidity;

•	future operations and market conditions;

•	industry trends or conditions and the business environment;

•	future levels of inventory and backlog and new product introductions;

•	financial performance, revenue growth, management changes or other attributes of Radisys following acquisition or divestiture activities; and

•	other statements that are not historical facts.

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

These factors include, among others, the Company's high degree of customer concentration, the use of a single contract manufacturer for a significant portion of the production of our products, as well as the success of transitioning contract manufacturing partners, key employee attrition, the anticipated amount and timing of revenues from design wins and product orders due to the Company's customers' product development schedule, cancellations or delays, market conditions, matters affecting the embedded system industry, including changes in industry standards, changes in customer requirements and new product introductions, currency exchange rate fluctuations, changes in tariff and trade policies and other risks associated with foreign operations, actions by regulatory authorities or other third parties, the Company's ability to successfully manage the transition from 10G to 40G Advanced Telecommunications Computing Architecture ("ATCA") product technologies, cash generation, the Company's ability to successfully complete any restructuring, acquisition or divestiture activities and other factors described in "Risk Factors" and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2012, as updated in the subsequent quarterly reports on Form 10-Q. Although forward-looking statements help provide additional information about us, investors should keep in mind that forward-looking statements are only predictions, at a point in time, and are inherently less reliable than historical information.

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

Based on our policy, we have established a foreign currency exposure management program which uses derivative foreign exchange contracts to address nonfunctional currency exposures. In order to reduce the potentially adverse effects of foreign currency exchange rate fluctuations, we have entered into forward exchange contracts. These hedging transactions limit our exposure to changes in the U.S. Dollar to the Indian Rupee exchange rate, and as of September 30, 2013 the total notional or contractual value of the contracts we held was $18.9 million. These contracts will mature over the next 20 months.

Holding other variables constant, a 10% adverse fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Indian Rupee would require an adjustment of $1.8 million and increase our Indian Rupee hedge liability as of September 30, 2013, to $2.9 million. A 10% favorable fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Indian Rupee would result in an adjustment of $1.9 million, reversing our Indian Rupee hedge liability and creating a hedge asset as of September 30, 2013, in the amount of $0.9 million. We do not expect a 10% fluctuation to have any material impact on our operating results as the underlying hedged transactions will move in an equal and opposite direction. If there is an unfavorable movement in the Indian Rupee relative to our hedged positions this would be offset by reduced expenses, after conversion to the U.S. Dollar, associated with obligations paid for in the Indian Rupee.

Convertible Notes. The fair value of the 2015 convertible senior notes is sensitive to interest rate changes as well as changes in our stock price. Interest rate changes would result in an increase or decrease in the fair value of the 2015 convertible senior notes due to differences between market interest rates and rates in effect at the inception of the obligation. Fluctuations in our stock price would result in an increase or decrease in the fair values of the 2015 convertible senior notes due to the value of the notes derived from the conversion feature. Unless we elect to repurchase our 2015 convertible senior notes in the open market, changes in the fair value of the 2015 convertible senior notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of the 2015 convertible senior notes were $17.8 million and $17.7 million at September 30, 2013 and December 31, 2012.

Item 4. Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

During our most recent fiscal quarter ended September 30, 2013, no change occurred in the Company's "internal control over financial reporting" (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 6. Exhibits

(a) Exhibits

Exhibit 10.1
Second Amended and Restated Loan and Security Agreement, dated July 29, 2013, between Radisys Corporation and Silicon Valley Bank. Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 30, 2013 (SEC File No. 000-26844).

Exhibit 10.2
Amendment No. 1 to Second Amended and Restated Loan and Security Agreement, dated November 4, 2013, between Radisys Corporation and Silicon Valley Bank. Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 4, 2013 (SEC File No. 000-26844).

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

RADISYS CORPORATION
Dated:	November 7, 2013	By:	/s/ Brian Bronson
Brian Bronson
President and Chief Executive Officer

Dated:	November 7, 2013	By:	/s/ Allen Muhich
Allen Muhich
Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 10.1
Second Amended and Restated Loan and Security Agreement, dated July 29, 2013, between Radisys Corporation and Silicon Valley Bank. Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 30, 2013 (SEC File No. 000-26844).

Exhibit 10.2
Amendment No. 1 to Second Amended and Restated Loan and Security Agreement, dated November 4, 2013, between Radisys Corporation and Silicon Valley Bank. Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 4, 2013 (SEC File No. 000-26844).

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