Form 10-K
period 2013-12-31
RADISYS CORP
filed 2014-03-14
CIK 873044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
 Form 10-K
__________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2013
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based upon the closing price of the NASDAQ Global Select Market on June 30, 2013 of $4.81) of the registrant as of June 30, 2013 was approximately $115,588,196. For purposes of the calculation executive officers, directors and holders of 10% or more of the outstanding common stock are considered affiliates.
Number of shares of common stock outstanding as of March 11, 2014: 29,457,838
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

RADISYS CORPORATION

FORM 10-K

PART I

Item 1. Business

General

Radisys Corporation (NASDAQ: RSYS) is a provider of wireless infrastructure solutions to the telecom market.  Our Media Resource Function ("MRF"), T-Series platform products, and Trillium software coupled with an expert professional services organization enable our customers to bring high-value products and services to the telecom market faster and with lower investment and risk.  By leveraging our telecom expertise, we are also able to deliver our products and capabilities into adjacent markets such as aerospace and defense. These products are targeted throughout the telecommunication network from Radio Access Network ("RAN") to the Evolved Packet Core ("EPC") to the IP Multimedia Subsystem ("IMS") and include the following:

•
MRF products, which can be purchased either as a complete product on our own T-Series ATCA platforms (MPX-12000) or as software-only MPX Operating Software ("MPX-OS") when our customers want to leverage other processing platforms, are designed into the IMS core of the network and provide the necessary media processing capabilities required as carriers deploy applications such as audio conferencing, Voice over Long-Term Evolution ("VoLTE"), Rich Communications Services (“RCS”) and video conferencing;

•
T-Series ATCA and Network Appliance products provide the platforms necessary to control and move data in the core of the telecom network enabling networks elements within the EPCs as well as providing a platform for applications such as Deep Packet Inspection ("DPI") and policy management. When these products are combined with our professional service organization of network experts, we believe our technology enables our customers to bring to market solutions such as intelligent gateways (security, femto, and Long-Term Evolution ("LTE") gateways) and load balancers, at a cost and time to market advantage when compared to internally developed solutions; and

•
Trillium software is the protocol foundation for a complete turn-key application that enables the linkage between end user wireless devices and small cells as carriers seek to optimize radio access spectrum utilization in both the 3G and LTE networks. Additionally, we leverage the same Trillium technology to enable small cell applications in adjacent markets such as aerospace and defense as well as manufacturing and test.

Unless required by context, or as otherwise indicated, “we,” “us,” “our” and similar terms, as well as references to the “Company” and “Radisys” refer to Radisys Corporation and include all of our consolidated subsidiaries.

Market Drivers
By enabling wireless infrastructure solutions, our software and hardware products uniquely position us to capitalize on the significant global deployments of next generation LTE networks as well as the continued refinements and optimization of existing 3G networks. Demand for data and video traffic continues to expand exponentially as a result of increasing usage of smart phones, tablets and other wireless devices. As networks worldwide have evolved from 3G to 4G LTE and beyond, the wireless industry is accelerating into a period of unprecedented innovation and growth. Mobile devices and wireless data are growing explosively, driven by global demand for video and other increasingly data intensive wireless services. In this evolving market, success demands a deep expertise in deploying fully integrated custom wireless applications. Key market drivers which we view as fundamental to our future success include the following:

•
Virtualizing the Core Network. Operators are looking to increase average revenue per user and reduce costs while accelerating the deployment of new and exciting revenue-generating features. Network function virtualization ("NFV") and software-defined networking ("SDN") are two capabilities that form the basis for the next generation telecom cloud. Virtualized ATCA is increasingly becoming the platform of choice for the telecom cloud. We believe our T-Series ATCA platforms accelerate time to market by delivering the highest level of integration on the market along with a software suite that enables the interoperability of the various ATCA components and allows our customers to focus on the customer applications themselves. Our T-Series ATCA products also offer scalability starting with the low cost entry R220 Network Appliance all the way up to a 16-slot platform, enabling a quick upgrade of the network for all capacities.

•
Maximizing spectrum utilization. Wireless spectrum is a limited resource over which data is transferred. Wireless network providers require continual technology advancements to allow increasing amounts of data to be transferred over the same band of wireless spectrum. The deployment of small cells, the emergence of heterogeneous networks ("HetNets") and the leap towards LTE-Advanced promises to further enhance spectrum utilization. The ability to take advantage of the possible spectrum available, such as FDD, TDD and non-continuous bands, is increasingly important for operators as they attempt to deliver increased capacity and performance to their subscribers.  These trends are making networks more efficient, increasing capacity and coverage and enabling operators to more readily monetize mobile broadband usage. Radisys accelerates time to market by providing deployment proven standards compliant protocol and application software for 3G HSPA+, LTE-FDD, LTE-TDD and LTE Advanced wireless and wireline networks.

Radisys Total ENodeB product offers a complete software suite that supports the latest standards (such as LTE-Advanced), is deployment proven for both 3G and LTE networks and is integrated with the leading specialized small cell silicon. Beyond small cell software, Radisys provides an extensive portfolio that spans from the RAN to the core network. Radisys also provides value-added applications that enable the optimization of bandwidth and maximizes the life of networks, such as monitoring traffic offload and load balancing. Radisys customers are able to leverage our proven Trillium software interoperability and stability so they can focus on their own differentiation.

•
Monetizing VoLTE and Video. Operators are continuing to advance and deploy revenue generating applications for next generation LTE networks such as VoLTE, RCS, HD Audio, Web based real time communication ("WebRTC"), Multimedia Conferencing, Mobile Video, Video Response and Video Ringback Tones, Mobile Value Added Services, Voice over IP ("VoIP") and Video over IP Communications, Interactive Voice and other applications that require intensive media processing capabilities. Next generation IMS architectures with MRF processing real-time audio and video media streams are the underlying foundation that enables delivery of these customer applications. MPX-OS provides the intelligence required for processing the various audio and video formats used by global service providers. MPX-OS can be installed on a dedicated ATCA platform where high density is required, on commercial off-the-shelf hardware, or as a virtualized deployment in a telecom cloud. The MPX-12000 is an advanced multimedia resource function for LTE IMS providing the scalable IP media processing required for VoLTE, HD video and multimedia transcoding. We also provide audio conferencing solutions with over six million ports deployed to global service providers. Our Session Initiation Protocol application software ("SIPware") on our leading MRF equipment provides a turn-key conferencing solution for collaboration service providers.

In addition to these fundamental market drivers, we believe there are a number of other drivers for growth in our target markets, including:

•
As network architectures begin their transition to a cloud-based solution, SDN and NFV specifications require software-based network applications to utilize virtualized common hardware. The data processing requirements of these diversified applications require new hardware with massive input/output capabilities as well as load balancing intelligence to optimize the data flow. Our hardware solutions are uniquely positioned to capitalize on these trends as they combine world-class compute power with high density switching capability and load balancing capabilities.

•
The telecommunication industry's ecosystem continues to evolve as telecommunications equipment manufacturers (“TEMs”) focus more on applications and network operators and carriers focus more on applications and content delivery. We expect to benefit from these trends by providing more platforms and solutions such as Femtocell Gateways, Video Gateways, IP Messaging, Network Surveillance, Network Security, Aerospace and Defense, and DPI, all of which are supported by our T-Series platforms and enable the carrier's applications.

Our Strategy
Our strategy is to provide TEMs and other manufacturers with secure, cost-effective, faster, and smarter wireless infrastructure solutions for mobile broadband networks that meet the increasing demands of their consumers. Our top three strategic priories are:

•
Providing our carrier grade MRF products, the MPX-12000 and virtualized MPX-OS, that provide the media processing capabilities necessary for our customers' VoLTE deployments, transcoding needs and early WebRTC work, while at the same time maintaining our market position in audio conferencing.

•
Providing a virtualized hardware platform that enables efficient utilization of common hardware by providing high input/output with load balancing capabilities. This unique capability is targeted squarely at carriers and telecom equipment manufacturers who are seeking to deploy next generation SDN and NFV architectures.

•
Providing Trillium technology based solutions that optimize the carrier’s utilization of wireless spectrum through the deployment of small cell based wireless access points. We also seek to maximize the market potential of this technology beyond dedicated small cell applications to adjacent markets such as defense and aerospace, manufacturing and test that utilize the same underlying technology.

We believe we are positioned to address the needs of our customers by:

•
Providing a comprehensive solution to our customers through a combination of our software, hardware, and professional services offerings. Our technologies enable our customers' wireless infrastructure solutions by providing them with a complete suite of software and hardware capabilities targeted at the wireless industry. We believe these capabilities, when combined with our professional service organization's network expertise, creates a compelling and unique offering that our customers value and that differentiates us in the market.

•
Accelerating time-to-market for our customers. We offer standards-based, turn-key products such as our carrier grade MPX-12000, MPX-OS Software, Trillium software, and our T-Series integrated platforms. We believe these products, combined with our strong expert telecom resources, provide our OEM customers with significant time-to-market advantages when compared to solutions developed internally.

•
Lowering total cost-of-ownership for our customers. We believe our wireless communications hardware and software products provide a lower total cost-of-ownership to our customers by reducing research and development and support cost, when compared to utilizing their own internal development resources. By leveraging our technology expertise and development, our customers minimize integration risk and can focus their development resources on their own differentiating applications.

Our Products

Our portfolio of products addresses a variety of customer requirements. We have differentiated our products into the following categories:

•
T-Series ATCA Platforms. Our T-Series ATCA product family includes a suite of fully integrated, application ready, software-rich hardware products that are largely ATCA based and modular in nature and enable configuration for a wide variety of applications. As a common managed platform, we believe our T-Series ATCA platforms provide carriers with faster time to market as well as reduced service and support costs on the network elements they deploy.

Based on the standard ATCA form factor, the T-Series ATCA platforms integrate a number of key products and applications to enable functions within the wireless network core. These products are comprised of carrier blades, chassis, disk modules, line cards, and processing and switch modules. Specific functionality provided by our ATCA products includes:

◦	Computing/Switching. These blades provide the essential functionality necessary to enable sophisticated applications such as traffic shaping, internet offload, load balancing, and security gateways.

◦
Network Processing. These products allow our customers, through the application of DPI, to analyze packets of data traveling across wireless networks and create protocols to manage the data flow. This functionality is increasingly required by telecommunications and network providers as they seek to improve the efficiency and revenue-generating capability of their networks.

◦	Digital Signal Processing. These products provide the key functionality required for audio, digital, and video signal compression, transcoding and transmission across wireless networks.

◦
Platform Software. This software, embedded within our T-Series ATCA platforms, enables the interoperability of the various elements within our T-Series systems and is an essential strategic element that allows our customers to focus on the value-added applications that utilize T-Series compute power.

It also provides a single point of management for the entire platform as well as providing switch management, switch redundancy and load balancing.

◦
Network Appliance. With growing demand for appliances in the network infrastructure, we introduced the R220 Network Appliance product line in 2013 which further expands the breadth and scalability of our telecom products. The R220 Network Appliance is a low-end complement to our ATCA products and addresses high growth markets such as DPI, Next Gen Firewall, policy enforcement, media optimization and load balancing across mobile access, edge and core networks.

•
Software-Solutions. Our Software-Solutions products provide our customers with a comprehensive suite of solutions to address their network needs. These solutions include the following product families:

◦
MRF. Our line of MRF products are powerful, reusable and highly scalable multimedia processing platforms that enable audio and video conferencing, VoLTE, VoIP and mobile video services across next generation wireless networks. We sell our MRF products to telecommunication service providers, telecom equipment manufacturers, wireless operators, real-time communication solution developers, OEM and enterprise customers. When combined with our SIPware, we offer a turn-key, multimedia conferencing solution to audio conferencing service providers, carriers and mobile operators.

Our MRF products enable the convergence of fixed and mobile networks by delivering a shared media processing resource for any access network, including 4G/LTE wireless, broadband, cable, public switched telephone network ("PSTN") or satellite. The system's multi-service versatility enables service providers, and their application development and network infrastructure partners, to rapidly deploy innovative high-margin telecommunications services including multimedia conferencing, ringback tones, unified communications and contact center applications. Our voice quality enhancement ("VQE") group of features is specifically designed to address noise, packet loss, and echo in VoIP networks, which enhances the usability and differentiation of VoIP services. We believe ongoing investments in our Video over IP capabilities and densities will help grow our business from serving VoIP audio services into high value video enabled and mobile services. We also invest in IP-IP transcoding, transrating, and media conditioning features, to address growing scalability requirements to achieve seamless IP media stream interworking between 3G mobile, VoLTE IMS, Over-The-Top ("OTT"), and emerging WebRTC services and networks.

Our MRF product family consists of the MPX-12000, a hardware-based fault-resilient MRF based on our T-Series ATCA, as well as our Software MRF, designed for Linux servers and virtualized cloud deployments. Our recently announced MPX-OS provides a common media processing foundation for all of our MRF products, ensuring identical media processing features, control interface, and management capabilities across the entire Radisys MRF product family, providing a unique value proposition to our customers.

◦
Trillium Software. Our Trillium software protocols and applications are the underlying signaling and data infrastructure that enables the linkage between wireless end user devices and network base station access points. Today, Trillium software is focused primarily on enabling 3G and LTE wireless network access. In addition, Trillium supports all types of network infrastructure from access to the core of the network and from wireless to wireline networks.

Trillium software is the foundation for many 3G and LTE small cell products. Small cells enable mobile operators to increase network capacity, improve coverage and reduce the cost per bit of data traffic. Our products for 3G (Femtotality) and LTE (TOTALeNodeB) are complete applications that are integrated on specialized small cell silicon platforms and ultimately embedded in wireless base stations. This modular approach accelerates time-to-market and provides Radio Resource Management ("RRM"), Self-Organizing Networks ("SON"), and Operations, Administration and Maintenance ("OA&M") modules critical to customer's deployments. Our TOTALeNodeB software is the foundation for some of the world's first commercial LTE small cell deployments, including mobile operators in South Korea.

In addition, we believe our Trillium software allows customers to simplify their next generation networks, such as IMS and packet core networks, by addressing network providers' common interoperability, security, quality of service and legacy interworking concerns.

◦
Solutions. Our customers increasingly require comprehensive products which combine multiple technologies to deliver complex solutions to their end customers. An example of our solutions-based products includes our load balancing technology which enables mobile operators to enhance the efficiency and effectiveness of data processing within and between the various elements deployed within the core of their wireless networks. Many ATCA-based network elements often utilize a pool of identical servers to process the overall workload required within the wireless network core. Our Load Balancer enables more efficient distribution of traffic throughout this server pool, enabling mobile operators to deliver consistent performance to their end customers.

•
COM Express and Rackmount Servers. These products are targeted primarily at the medical imaging, test and measurement, and aerospace and defense markets. We have two primary product families in this category:

◦
Computer-on-Module Express. COM Express products are small form factor compute modules designed for applications that require a standard processor and memory subsystem, but also modular flexibility to retain key design-level IP on a separate carrier board. We believe our standards-based COM Express modules help equipment manufacturers shorten their time to market and reduce development costs. By making processor, chipset and memory independent of the rest of the system design, manufacturers can focus engineering resources on developing differentiating features and avoid the design turnover that comes with implementing new processor generations.

◦
Rack Mount Servers. Our enabling Rackmount Servers specialize in meeting the needs of specific applications that are designed to be the central control point of a larger integrated system. Medical imaging and diagnostic systems are examples of systems that incorporate these enabling servers.

•
Other Products. These products comprise our remaining product offerings not specifically included in the above categories. These products are primarily custom built pre-ATCA based telecommunication products based on earlier technology standards.

Our Solutions

We provide end-to-end infrastructure solutions for existing and next-generation wireless communications networks. Our software and hardware products, combined with our professional service capabilities, provide our customers with solutions to meet the rapidly expanding data processing requirements of the global wireless network. Our products and technologies enable solutions from the point at which users access the network to how they manage and control data flow, as well as providing voice, video, and image manipulation capabilities for network providers. Specifically, our products enable us to provide solutions to our customers in the following areas:

•
Radio Access Network. RAN is the point at which user equipment, such as mobile phones, access wireless networks via base stations. Our Trillium software provides the signaling protocols that enable end user equipment to access wireless networks through small cell base stations. The use of small cells lowers the overall cost per bit of data transmitted while at the same time increases the efficiency of the wireless spectrum. Trillium protocols provide the communication linkage for both 4G/LTE and 3G wireless networks.

•
Evolved Packet Core. The EPC represents the network core within next generation wireless LTE networks. Our technologies address both the essential functionality and compute power within the wireless network core and include our Trillium software, T-Series ATCA platforms and Network Appliance hardware. Our T-Series platforms and Rackmount Servers provides both the necessary compute power as well as enable the essential decision-making capabilities which allow wireless networks to process traffic.

•
Policy Control. This function resides in the network core and defines how network data traffic is handled based upon the characteristics of the data itself. As an example, our T-Series ATCA platforms and Network Appliance hardware combined with our customer application software enable the network to block, route, or otherwise process data by analyzing and comparing the data to a predetermined set of criteria. Network providers deploy DPI to increase average revenue per user on their networks by providing different classes of services to customers and optimizing data traffic by enabling networks to be device and application aware.

•
Media / Content. Our MRF is an economical real-time media processor that is essential for enabling a myriad of applications that require heavy audio and video processing capabilities such as VoLTE and basic network announcements, as well as more advanced services such as Interactive Voice and Video Response ("IVVR") and multimedia Ringback Tones. Our MRF also provides IP to IP transcoding in the IMS, which when combined with our VQE and other media conditioning features, allows carriers to interconnect telecom devices operating with incompatible audio and video codecs. Finally, our MRF acting as the IMS MRF can be packaged with our SIPware conferencing application software to deliver our conferencing service provider customers complete and integrated revenue-generating audio or video conferencing solutions.

In addition, our Trillium software allows customers to simplify their IMS networks by addressing network providers' common interoperability, security, quality of service and legacy interworking concerns. We believe by using our MRF products and Trillium software, the network service providers are able to increase the average revenue per user by offering additional features and functionality to their customers.

Segments

Radisys is one operating segment as determined by the way management makes operating decisions and assesses Radisys’ financial performance. See Note 18 — Segment Information of the Notes to the Consolidated Financial Statements for segment information.

Competition

We face competition from four primary types of competitors:

•
Our target customers. Our primary competition is from our existing and potential future customers who choose to remain vertically integrated and internally develop their own network platforms, modules and/or sub-systems.

•
Platform providers. Our competitors in the ATCA and Network Appliance product space include Artesyn Embedded Technologies, HP and IBM. In addition, we face competition in the MRF market from Dialogic as well as internal development of MRF products by our largest customers.

•	Board providers. Our competitors in the board product space include ADLink Technologies, Advantech Co., Artesyn Embedded Technologies and Kontron AG.

•
Enabling software. Our primary competitors in the enabling software solutions market, into which our Trillium software is sold, are Aricent Group, NodeH, Cisco and customers who may choose to develop the technology in-house.

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

Customers

Our customers include many leading manufacturers which sell their products into a variety of end markets. Examples of these customers include: AAI, Affirmed, Allot, Arris, Arrow Electronics, AT&T (fulfilled through Nokia Solutions and Networks), Cisco Systems, Unicom, Fujitsu (fulfilled through Macnica Networks Corp), G.E. Healthcare, Interdigital, Italtel, Landmark Electronics, Lestina International, Ericsson LG, NEC (fulfilled directly and through Kineto Wireless and Macnica Networks Corp.), Nokia Solutions and Networks, PGi, Philips Healthcare, Viasat, Danaher Corporation, and West Corporation.

Our five largest customers, accounting for approximately 52% of revenues in 2013, are listed below with an example of the type of application which incorporates our products:

Customer	Application / End Customer
Arrow Electronics	Defense communications / telecommunications applications for various end customers
Danaher Corporation	Network performance monitoring equipment and network security
NEC Corporation	ATCA systems for use in 3G and 4G wireless solutions for use in NEC applications
Nokia Solutions and Networks	2, 2.5, and 3G wireless infrastructure equipment incorporated into Nokia Solutions and Networks as well as conferencing solutions sold through to the carrier AT&T
Philips Healthcare	Medical imaging equipment

Nokia Solutions and Networks was our largest customer in 2013, accounting for 18.7% of 2013 revenues.

Supply Chain Operations

Our manufacturing is fully outsourced to a single contract manufacturing partner in Asia as we believe utilizing a contract manufacturing partner provides product cost advantages. We presently have offices in Shenzhen, China, Penang, Malaysia, and Hillsboro, Oregon which oversee the supply chain management, manufacturing, integration and product testing and quality efforts conducted by our contract manufacturing partner. We also have integration facilities in Burnaby, British Columbia and Shenzhen, China for the final integration, testing and delivery of certain ATCA and MRF systems. We are transferring our contract manufacturing from Penang to Shenzhen in order to realize further operational efficiencies. On November 5, 2013 we announced plans to transition to a new contract manufacturing partner, Ennoconn Corporation, in Shenzhen. This action will allow us to consolidate our Asian footprint into a single internal site within Shenzhen and further enable cost savings by reducing our headcount in support of our contract manufacturing partner. We expect this operations transition to be completed in the second half of 2014.

Professional Services

Our professional services organization actively partners with our customers in the development of software features across our product portfolio to provide next generation architecture, product development engineering and development verification. Integration and testing services include validation, certification and network integration, support and training. In addition we offer deployment services such as branding, cost management and lifecycle management. Total professional services headcount located in our Bangalore, India facility was 138 as of December 31, 2013.

Research and Development

Because the industries in which we compete are characterized by rapid technological advances, our ability to compete successfully depends heavily upon our ability to ensure a continual and timely flow of competitive products, services and technologies to the marketplace. We continue to develop new technologies to enhance existing products and expand the range of our product offerings through research and development, licensing of intellectual property and acquisition of third-party businesses and technology. Our research and development ("R&D") staff consisted of 410 engineers and technicians as of December 31, 2013 located in the U.S, Canada, China, India and Malaysia. R&D expense in 2013, 2012 and 2011 was $45.0 million, $47.7 million and $44.6 million.

Sales, Marketing and Service

Our products are sold through a variety of channels, including direct sales, distributors, sales representatives, and system integrators. Our sales teams, in conjunction with our product marketing and product development teams, collaborate with customers to accelerate product development and achieve higher quality, lower development and product cost and faster time to market for their products. Our total direct sales and marketing headcount was 87 as of December 31, 2013.

We market and sell our products in North America, Europe, Middle East and Africa ("EMEA") and Asia Pacific. In each of these geographic markets, products are sold principally through a direct sales force located in the U.S., Canada, Europe, China, Japan, India, and Korea. In addition, we supplement our direct sales team with indirect sales representatives to cost effectively broaden our coverage area to access additional customers where we do not have a direct presence. In 2013, global revenues were comprised geographically as follows: 44% from North America, 22% from EMEA and 34% from Asia Pacific.

See Note 18—Segment Information of the Notes to the Consolidated Financial Statements for financial information by geographic area and financial information regarding revenues of classes of similar products.

We have a worldwide service organization focused on meeting our customers' needs for hardware repair, system integration, and training. In addition, if required by our customers, we provide technical support and maintenance service for T-Series ATCA and Software-Solutions products due to the software-rich content of the products. Certain customers enter into technical support and maintenance service agreements which provide access to product upgrades and enhancements over the life of the contract as such releases become generally available.

Backlog

As of December 31, 2013, our backlog was approximately $34.3 million, compared to $36.3 million as of December 31, 2012. We include in our backlog only unshipped purchase orders scheduled for delivery within the next twelve months.

Intellectual Property

We hold 40 U.S. and 25 foreign utility patents, and have 10 U.S. and 11 foreign patent applications pending. We also rely on copyrights, trademarks, trade secrets, know-how and rapid time to market for protection and leverage of our intellectual property. We have from time to time been made aware of others in the industry who assert exclusive rights to certain technologies, usually in the form of an offer to license certain rights for fees or royalties. Our policy is to evaluate such claims on a case-by-case basis. We may seek to enter into licensing agreements with companies having or asserting rights to technologies if we conclude that such licensing arrangements are necessary or desirable in developing specific products.

Employees

As of December 31, 2013, we had 984 employees, comprised of 896 regular employees and 88 temporary employees or contractors. We are not subject to any collective bargaining agreements, have never been subject to a work stoppage, and believe we have maintained good relationships with our employees.

Corporate History

Radisys Corporation was incorporated in March 1987 under the laws of the State of Oregon. Our principal offices are located at 5435 N.E. Dawson Creek Drive, Hillsboro, OR 97124; our telephone number is (503) 615-1100. Our website address is www.radisys.com.

INTERNET INFORMATION

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) are available free of charge through our website (www.radisys.com) as soon as reasonably practicable after we electronically file the information with, or furnish it to, the Securities and Exchange Commission (the “SEC”). Reports filed with the SEC may be obtained on the SEC website (http://www.sec.gov) or may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Further information about the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. Some of the forward-looking statements contained in this report include:

•	expectations and goals for revenues, gross margin, R&D expenses, selling, general and administrative ("SG&A") expenses and profits;

•	the impact of our restructuring events and potential divestitures on future operating results;

•	timing of revenue recognition;

•	expected customer orders;

•	our projected liquidity;

•	future operations and market conditions;

•	industry trends or conditions and the business environment;

•	future levels of inventory and backlog and new product introductions;

•	financial performance, revenue growth, management changes or other attributes of Radisys following acquisition or divestiture activities; and

•	other statements that are not historical facts.

All statements that relate to future events or to our future performance are forward-looking statements. In some cases, forward-looking statements can be identified by terms such as “may,” “will,” “should,” “expect,” “plans,” “seeks,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “seek to continue,” “consider,” “intends,” or other comparable terminology. These forward-looking statements are made pursuant to safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or our industries’ actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

These factors include, among others, the Company's high degree of customer concentration, the use of a single contract manufacturer for a significant portion of the production of our products, as well as the success of transitioning contract manufacturing partners, key employee attrition, the anticipated amount and timing of revenues from design wins and product orders due to the Company's customers' product development schedules, cancellations or delays, market conditions, matters affecting the embedded system industry, including changes in industry standards, changes in customer requirements and new product introductions, currency exchange rate fluctuations, changes in tariff and trade policies and other risks associated with foreign operations, actions by regulatory authorities or other third parties, the Company's ability to successfully manage the transition from 10G to 40G ATCA product technologies, cash generation, the Company's ability to successfully complete any restructuring, acquisition or divestiture activities and other factors listed in Item 1A “Risk Factors” and in other reports we file with the SEC. Although forward-looking statements help provide additional information about us, investors should keep in mind that forward-looking statements are only predictions, at a point in time, and are inherently less reliable than historical information.

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

For 2013, 2012 and 2011, we derived 52%, 53%, and 59% of our revenues from our five largest customers during these periods. These five customers in 2013 were Arrow Electronics, Danaher Corporation, NEC Corporation, Nokia Solutions and Networks and Philips Healthcare, each of which purchase a variety of products from us. During 2013, 2012 and 2011, revenues attributable to our largest customer, Nokia Solutions and Networks, were 19%, 23% and 35%. Due to our significant customer concentration, our largest customers have additional pricing power over us that can adversely affect revenues and gross margins or cause us to exit lines of business with them that do not meet profitability objectives. Further, a financial hardship experienced by, or a substantial decrease in sales to, any one of these customers could materially affect our revenues and profitability. Generally, our products are components for our customers’ products and in certain instances our customers are not the end-users of our products. If any of these customers’ efforts to market the products we design and manufacture for them or the end products into which our products are incorporated are unsuccessful in the marketplace or if these customers experience a decrease in demand for such products, our design wins, sales and/or profitability will be significantly reduced. Furthermore, if these customers experience adverse economic conditions in the end markets into which they sell our products, we would expect a significant reduction in spending by these customers in addition to increasing our exposure to credit risk, which may limit our ability to collect. Some of these end markets are characterized by intense competition, rapid technological change and economic uncertainty and as such there is no guarantee that the revenues associated with the potential loss of a key customer will be replaced by the establishment of new business relationships. Our exposure to economic cyclicality and any related fluctuation in demand from these customers could have a material adverse effect on our revenues and financial condition.

Our ability to successfully transition from our current Malaysia-based contract manufacturer to a new China-based contract manufacturer could result in a material adverse effect on our business or our profitability if we underestimate the cost of the transfer, experience a delay in shipments, experience quality issues, purchase unneeded excess inventory or our internal measures to mitigate these risks are not effective.

In the fourth quarter of 2013, we announced plans to transition from our current contract manufacturer located in Penang, Malaysia, to a contract manufacturer located near our facilities in Shenzhen, China. The successful transition of our manufacturing is largely dependent upon the cooperation and continued performance of both our current and future contract manufacturers. During the transition period, we must establish procedures to ensure that our current contract manufacturer maintains its high standards of quality and on-time delivery with a reasonable cost structure despite the pending termination of our relationship.

As part of the transition, we plan to increase our inventory to mitigate the risk of not being able to meet customer demand during the transition and to be able to fulfill last time buy orders of products that will not be transferred to our new contract manufacturer. Holding increased levels of inventory could expose us to increased excess and obsolete charges that could negatively impact our operating results. Not maintaining adequate levels of inventory could result in missed sales opportunities and a loss of market share, negatively impacting revenues and our overall operating results.

If the transition does not go as expected, in addition to other issues noted above, each of the following events could have an adverse effect on our business and operating results and our business reputation:

•delayed shipments;
•unexpected costs overruns; and
•quality issues with outsourced products.

If either third party manufacturer fails to adequately perform, our revenues and profitability could be adversely affected. Among other risks, inadequate performance by our contract manufacturer could include the production of products that do not meet our quality standards or schedule and delivery requirements and could cause us to manufacture products internally or seek additional sources of manufacturing. Additionally, our contract manufacturer may decide in the future to discontinue conducting business with us. If we are required to change contract manufacturers or assume internal manufacturing operations due to any termination of the agreements with our contract manufacturer, we may lose revenue, experience manufacturing delays, incur increased costs or otherwise damage our customer relationships. We cannot guarantee that we will be able to establish alternative manufacturing relationships on similar terms. Additionally, upon notification of our intent to terminate the relationship with our current contract manufacturer, the manufacturing agreement contractually obligates us to purchase all inventories in excess of ninety days demand. As of December 31, 2013 the contract manufacturer has yet to invoke this clause. If this clause was invoked, the Company could have been required to purchase an estimated $5.1 million of inventory as of December 31, 2013.

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

The recent global economic contraction has caused many of our component suppliers to reduce their manufacturing capacity. As the global economy improves, our component suppliers are experiencing and may continue to experience supply constraints until they expand capacity to meet increased levels of demand. These supply constraints may adversely affect the availability and lead times of components for our products. Increased lead times mean we may have to forsake flexibility in aligning our supply to customer demand changes and increase our exposure to excess inventory since we may have to order material earlier and in larger quantities. Further, supply constraints will likely result in increased expediting and overall procurement costs as we attempt to meet customer demand requirements. In addition, these supply constraints may affect our ability, as well as our contract manufacturer's ability to meet customer demand and thus result in missed sales opportunities and a loss of market share, negatively impacting revenues and our overall operating results.

Because of the limited number of direct, and indirect suppliers, or in some cases, one supplier, for some of the components we and our contract manufacturer use, a loss of a supplier, a decline in the quality and/or a shortage in any of these components could have a material adverse effect on our business or our profitability.

There are only a limited number of direct and indirect suppliers, or in some cases, only one supplier, for a continuing supply of the components our contract manufacturer uses in the manufacturing of our products and any disruption in supply could adversely impact our financial performance. For example, certain silicon is solely sourced from large silicon producers. We obtain these components from resellers, integrators and component manufacturers. Alternative sources of components that are procured from one supplier or a limited number of suppliers could be difficult to locate and/or would require a significant amount of time and resources to establish. We have in the past experienced and may in the future experience difficulty obtaining adequate quantities of key components used in certain of our products, which have resulted and may result in delayed or lost sales. Delayed sales can also result from our silicon vendors delays or cancellations of new technologies and products as these technologies and products are often designed into new Radisys products before they are fully available from our suppliers. In addition, current economic conditions expose us to an increased risk of vendor insolvency, which, given our reliance upon a limited supply base, could result in an inability to procure adequate quantities of materials and components to meet our customers’ demand and/or ability to procure the quality of materials and components our customers require.
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

We have several contracts with most of our major customers but these contracts do not typically commit them to purchase a minimum amount of our products. These contracts generally require our customers to provide us with forecasts of their anticipated purchases. However, our experience indicates that customers can change their purchasing patterns quickly in response to market demands, changes in their management or strategy, among other factors, and therefore these forecasts may not be relied upon to accurately forecast sales. From time to time we provide projections to our shareholders and the investment community of our future sales and earnings. Since we do not have long-term purchase commitments from our major customers and the customer order cycle is short, it is difficult for us to accurately predict the amount of our sales and related earnings in any given period. Our projections are based on management’s best estimate of sales using historical sales data, information from customers and other information deemed relevant. These projections are highly subjective since sales to our customers can fluctuate substantially based on the demands of their customers and the relevant markets. Our period to period revenues have varied in the past and may continue to vary in the future.

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

In addition, customer demand for our products is subject to significant fluctuation. A prolonged economic downturn in the business or geographic areas in which we sell our products could reduce demand for our products and result in a decline in our revenue, gross margin and overall profitability. Volatility and disruption of financial and credit markets could limit our customers’ ability to obtain adequate financing to maintain operations and invest in network infrastructure and therefore could also reduce demand for our products and result in a decline in our revenue, gross margin and overall profitability. If we overestimate demand, we may experience underutilized capacity and excess inventory levels. As such, if we underestimate demand, we may miss sales opportunities and incur additional costs for labor overtime, equipment overuse and logistical complexities. Additionally, we have adverse purchase commitment liabilities pursuant to which we are contractually obligated to place a deposit with our contract manufacturer for the cost of excess inventory used in the manufacture of our products for which there is no forecasted or alternative use. Unexpected decreases in customer demand or our inability to accurately forecast customer demand could also result in increases in our adverse purchase commitment liability and have a material adverse effect on our gross margins and profitability.

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

The success of our business is dependent upon successfully managing our international operations and attracting and retaining key international employees.

Substantially all of our product development and operations centers are located in China and India. This international presence results in risks that are inherent in doing business on an international level. These risks include:

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

The U.S. Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery laws and regulations in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business or securing an improper advantage. Our policies mandate compliance with applicable anti-bribery laws worldwide. However, if we are found to be in violation of the FCPA or other similar anti-bribery laws or regulations, whether due to our or others' actions or inadvertence, we could be subject to civil and criminal penalties or other sanctions that could have a material adverse impact on our business, financial condition or results of operations. In addition, actual or alleged violations could damage our reputation or ability to do business.

Acquisition, divestitures and partnerships may be more costly or less profitable than anticipated and may adversely affect the price of our common stock.

As part of our business strategy, we routinely engage in discussions with third parties regarding, and enter into agreements relating to, acquisitions, joint ventures and divestitures in order to manage our product and technology portfolios as part of and to further our strategic objectives. Our strategy may include the divestiture of certain product lines as we seek to maximize shareholder value or improve our cash position. We also continually look for ways to increase the profitability of our operations through restructuring efforts and to consolidate operations across facilities where synergies exist. In order to pursue this strategy successfully, we must identify suitable acquisition, alliance or divestiture candidates, complete these transactions, some of which may be large and complex, and integrate acquired companies. Integration and other risks of acquisitions can be more pronounced for larger and more complicated transactions, or if multiple acquisitions are pursued simultaneously.

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

Competition in the market for enabling software and systems is intense, and if we lose market share, our revenues and profitability could decline.

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

We also compete with a number of companies and divisions of companies that focus on providing enabling solutions, including, but not limited to, ADLink Technologies, Advantech Co., AudioCodes, Dialogic, Artesyn Embedded Technologies, Hewlett-Packard, IBM and Kontron AG. In addition, our primary competitors in the enabling software solutions market, into which our Trillium software is sold, are Aricent Group, NodeH, Cisco and in-house development by our target customer base.

Because the enabling software and systems market is growing, the market is attracting new non-traditional competitors. These non-traditional competitors include contract manufacturers that provide design services and Asia-based original design manufacturers.

Some of our competitors and potential competitors have a number of significant advantages over us, including:

•	a longer operating history;

•	greater name recognition and marketing power;

•	preferred vendor status with our existing and potential customers;

•	significantly greater financial, technical, marketing and other resources, which allow them to respond more quickly to new or changing opportunities, technologies and customer requirements;

•	broader product and service offerings to provide more complete and valued solutions; and

•	lower cost structures which, among other things, could include different accounting principles relative to U.S. generally accepted accounting principles (“GAAP”).

Furthermore, existing or potential competitors may establish cooperative relationships with each other or with third parties or adopt aggressive pricing policies to gain market share.

As a result of increased competition, we may encounter significant pricing pressures and/or suffer losses in market share. These pricing pressures could result in significantly lower average selling prices for our products. We may not be able to offset the effects of any price reductions with an increase in the number of customers, cost reductions or otherwise. In addition, many of the industries we serve, such as the communications industry, are encountering market consolidation, or are likely to encounter consolidation in the near future, which could result in increased pricing pressure and additional competition thus weakening our position or causing delays in new design wins and their associated production.

We have incurred, and may incur in the future, restructuring and other charges, the amounts of which are difficult to predict accurately.

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

In 2013, 2012 and 2011, as measured by delivery destination, we derived 22%, 21% and 24% of our revenues from EMEA and 34%, 41% and 44% from Asia Pacific. In 2013, all of our manufacturing was completed by our U.S. contract manufacturer's Asian supply chain and operations. As a result, we are subject to worldwide economic and market conditions risks generally associated with global trade such as fluctuating exchange rates, tariff and trade policies, increased protectionism of foreign governments, domestic and foreign tax policies, foreign governmental regulations, political unrest, wars and other acts of terrorism and changes in other economic conditions. These risks, among others, could adversely affect the results of our operations or financial position. Additionally, some of our sales to overseas customers are made under export licenses that must be obtained from the U.S. Department of Commerce. Protectionist trade legislation in either the United States or other countries, such as a change in the current tariff structures, export compliance laws, trade restrictions resulting from war or terrorism or other trade policies could adversely affect our ability to sell or to manufacture in international markets. Additionally, U.S. federal and state agency restrictions imposed by the Buy American Act or the Trade Agreement Act may apply to our products manufactured outside the United States. Furthermore, revenues from outside the United States are subject to inherent risks, including the general economic and political conditions in each country. As a result of tightening credit markets, our customers and suppliers may face issues gaining timely access to sufficient credit, which could impair our customers’ ability to make timely payments to us and could cause key suppliers to delay shipments and face serious risks of insolvency. These risks, among others, could adversely affect our results of operations or financial position.

If we are unable to protect our intellectual property, we may lose a valuable competitive advantage or be forced to endure costly litigation.

We are a technology dependent company, and our success depends on developing and protecting our intellectual property. We rely on patents, copyrights, trademarks, trade secret laws, know-how and rapid time to market to protect our intellectual property. At the same time, our products are complex and are often not patentable in their entirety. We also license intellectual property from third parties and rely on those parties to maintain and protect their technology. We cannot be certain that our actions will protect our proprietary rights. Any patents owned by us may be invalidated, circumvented or challenged. Any of our patent applications, whether or not being currently challenged, may not be issued with the scope of the claims we seek, if at all. If we are unable to adequately protect our technology, or if we are unable to continue to obtain or maintain licenses for protected technology from third parties, it could have a material adverse effect on our results of operations. In addition, some of our products are now designed, manufactured and sold outside of the United States. Despite the precautions we take to protect our intellectual property, this international exposure may reduce or limit protection of our intellectual property, which is more prone to design piracy outside of the United States.

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

We may have additional tax liabilities.

Significant judgments and estimates are required in determining the provision for income taxes and other tax liabilities around the world. Our tax expense may be impacted if our intercompany transactions, which are required to be computed on an arm’s-length basis, are challenged and successfully disputed by the tax authorities. Also, our tax expense could be impacted depending on the applicability of withholding taxes on software licenses and related intercompany transactions in certain jurisdictions. In addition, our ability to offset potential future profits in the U.S. with existing net operating losses may be limited by Section 382 of the Internal Revenue Code dependent upon future changes in the shareholders of our common stock. In determining the adequacy of income taxes, we assess the likelihood of adverse outcomes that could result if our tax positions were challenged by the Internal Revenue Service ("IRS") and other tax authorities. The tax authorities in the U.S. and other countries where we do business regularly may examine our income and other tax returns. The ultimate outcome of these examinations cannot be predicted with certainty. Should the IRS or other tax authorities assess additional taxes as a result of examinations, we may be required to record charges to operations that could have a material impact on our results of operations, financial position, or cash flows.

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

Increased IT security requirements, vulnerabilities, threats and more sophisticated and targeted computer crime and cyber attacks could pose a risk to our systems, networks, products, solutions, services and data.
Increased global IT security requirements, vulnerabilities, threats and more sophisticated and targeted computer crime and cyber attacks pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. While we attempt to mitigate these risks by employing a number of measures, including employee training, comprehensive monitoring of our networks and systems, and maintenance of backup and protective systems, our systems, networks, products, and solutions remain potentially vulnerable to advanced persistent threats. We also may have access to sensitive, confidential or personal data or information in certain of our businesses that is subject to privacy and security laws, regulations and customer-imposed controls. Despite our efforts to protect sensitive, confidential or personal data or information, our facilities and systems and those of our third-party service providers may be vulnerable to security breaches, theft, misplaced or lost data, programming and/or human errors that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations.

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

Sales of a substantial number of shares of our common stock or other equity-related securities in the public markets could depress the market price of our common stock, and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock. As of December 31, 2013, we had $18.0 million aggregate principal amount of our 4.50% convertible senior notes due February 2015 (the "2015 convertible senior notes") outstanding. On February 15, 2013, we paid the remaining $16.9 million principal balance of the 2.75% convertible senior notes due 2013. The price of our common stock could be affected by possible sales of our common stock by investors who view convertible notes as a more attractive means of equity participation in our company and by hedging or arbitrage trading activity which we expect to occur involving our common stock.

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

As of December 31, 2013, we had $25.5 million of cash and cash equivalents which consisted of $18.9 million held domestically and $6.6 million held by foreign subsidiaries, and 2015 convertible senior notes outstanding with an aggregate principal amount of $18.0 million. In addition, we have various other short-term obligations which will require use of our cash to satisfy. This level of debt and our ability to repay or refinance this debt prior to maturity could have negative consequences to our business, including:

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

We may also be unable to borrow funds as a result of an inability of financial institutions to lend due to restrictive lending policies and/or institutional liquidity concerns.

If we experience a decline in revenues, we could have difficulty paying amounts due on our indebtedness. Any default under our indebtedness could have a material adverse impact on our business, operating results, and financial condition.

If required to fund operations, refinance debt or for other general corporate purposes, as of December 31, 2013 we had $7.9 million available for borrowing under our secured revolving line of credit agreement with Silicon Valley Bank, which matures on July 28, 2016. The line of credit, however, is subject to certain financial covenants and may not be available, in full or in part, on dates we may attempt to draw on the line in the future. Additionally, we believe that cash generation in the second half of 2014, combined with the borrowing availability under our secured revolving line of credit, will enable us to repay the outstanding balance of the 2015 convertible senior notes when they mature in February 2015.  If available liquidity is not sufficient to repay the outstanding 2015 convertible senior notes upon maturity, we may pursue alternative financing arrangements which may include, among others, extending the maturity date of the 2015 convertible senior notes, selling product lines and other assets, or repaying the outstanding balance with proceeds from sales of securities pursuant to our shelf registration statement.

Item 1B.	Unresolved Staff Comments

None.

Item 2. Properties

Information concerning our principal properties at December 31, 2013 is set forth below:

Location	Type	Principal Use	Square Footage	Ownership
Hillsboro, OR	Office	Headquarters, manufacturing support, marketing, research and engineering	75,760	Leased
San Diego, CA	Office	Sales and marketing	19,904	Leased
Burnaby, Canada	Office	Manufacturing support, marketing, product integration, research and engineering	13,512	Leased
Bangalore, India	Office	Research and engineering and professional services	99,206	Leased
Penang, Malaysia	Office	Manufacturing support	18,164	Leased
Shanghai, China	Office	Sales	13,079	Leased
Shenzhen, China	Office	Manufacturing support, research and engineering	60,612	Leased

We also lease sales and support offices in Des Moines, Iowa, Marlboro, Massachusetts, Gdansk, Poland, Barcelona, Spain, Seongnam, Korea and Tokyo, Japan.

Item 3. Legal Proceedings

In the normal course of business, the Company becomes involved in litigation. As of December 31, 2013, in the opinion of management, Radisys had no pending litigation that would have a material effect on the Company’s financial position, results of operations or cash flows.

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

	High	Low
2013
Fourth Quarter	$3.35	$2.02
Third Quarter	4.99	3.20
Second Quarter	5.20	4.26
First Quarter	4.95	2.80
2012
Fourth Quarter	$3.76	$2.02
Third Quarter	6.50	2.90
Second Quarter	7.49	5.65
First Quarter	8.07	5.09

The closing price as reported on the NASDAQ Global Select Market on March 11, 2014 was $3.91 per share. As of March 11, 2014, there were approximately 475 holders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our outstanding common stock is held of record in “street name” by brokers and other financial institutions for the benefit of individual investors.

Dividend Policy

We have never paid any cash dividends on our common stock and do not expect to declare cash dividends on the common stock in the foreseeable future. Our ability to pay dividends is also restricted by our policy as well as the covenants arising from our line of credit agreement with Silicon Valley Bank, which prohibits the payment of any dividends, distributions or payment in respect of our common stock. As such, we plan to retain all of our earnings to finance future growth.

Stock Price Performance Graph

The following graph sets forth our total cumulative shareholder return as compared to the return of the NASDAQ Composite Index, the S&P 500 Index, and the NASDAQ Telecommunications Index for the period of December 31, 2008 through December 31, 2013. The graph reflects the investment of $100 on December 31, 2008 in our stock, the S&P 500 Index, the NASDAQ Index, and in the published industry indexes.

Total return also assumes reinvestment of dividends. As noted above, we have never paid dividends on our common stock. Historical stock price performance should not be relied upon as indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Radisys Corporation, the S&P 500 Index, the NASDAQ Composite Index and the NASDAQ Telecommunications Index

*	$100 invested on 12/31/2008 in the Company's common stock or the applicable index, including reinvestment of dividends.
Fiscal Year ending December 31.

	Cumulative Total Return
	12/2008	12/2009	12/2010	12/2011	12/2012	12/2013
Radisys	100.00	172.69	160.94	91.50	53.89	41.41
NASDAQ Composite	100.00	143.89	168.22	165.19	191.47	264.84
S&P 500	100.00	123.45	139.23	139.23	157.90	204.63
NASDAQ Telecommunications	100.00	148.24	154.06	134.62	137.31	170.29

Item 6. Selected Financial Data

	For the Years Ended December 31,
	2013	2012	2011 (A)	2010	2009
	(In thousands, except per share data)
Consolidated Statements of Operations Data
Revenues	$237,863	$286,096	$330,865	$284,311	$304,273
Gross margin	64,138	88,039	96,765	87,214	92,822
Income (loss) from operations	(34,766)	(39,746)	(11,403)	699	(2,192)
Net loss	(49,404)	(43,474)	(1,529)	(369)	(42,567)
Net loss per common share:
Basic	$(1.72)	$(1.60)	$(0.06)	$(0.02)	$(1.81)
Diluted	$(1.72)	$(1.60)	$(0.06)	$(0.02)	$(1.81)
Weighted average shares outstanding (basic)	28,805	27,174	25,413	24,144	23,493
Weighted average shares outstanding (diluted)	28,805	27,174	25,413	24,144	23,493

	December 31,
	2013	2012	2011 (A)	2010	2009
	(In thousands)
Consolidated Balance Sheet Data
Working capital	$26,920	$41,887	$71,208	$147,049	$140,438
Total assets	176,185	232,394	297,273	240,928	277,034
Long term obligations, excluding current portion	21,276	22,851	54,689	50,450	52,565
Total shareholders’ equity	81,136	125,442	166,733	137,394	129,717
__________________________________

(A)	Effective July 8, 2011, we acquired Continuous Computing Corporation ("Continuous Computing"). Continuous Computing's operating results are only included for periods subsequent to the acquisition.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Radisys Corporation (NASDAQ: RSYS) is a provider of wireless infrastructure solutions to the telecom market.  Our Media Resource Function ("MRF"), T-Series platform products, and Trillium software coupled with an expert professional services organization enable our customers to bring high-value products and services to the telecom market faster and with lower investment and risk.  By leveraging our telecom expertise, we are also able to deliver our products and capabilities into adjacent markets such as aerospace and defense. These products are targeted throughout the telecommunication network from Radio Access Network ("RAN") to the Evolved Packet Core ("EPC") to the IP Multimedia Subsystem ("IMS") and include the following:

•
MRF products, which can be purchased either as a complete product on our own T-Series ATCA platforms (MPX-12000) or as software-only MPX Operating Software ("MPX-OS") when our customers want to leverage other processing platforms, are designed into the IMS core of the network and provide the necessary media processing capabilities required as carriers deploy applications such as audio conferencing, Voice over Long-Term Evolution ("VoLTE"), Rich Communications Services (“RCS”) and video conferencing;

•
T-Series ATCA and Network Appliance products provide the platforms necessary to control and move data in the core of the telecom network enabling networks elements within the EPCs as well as providing a platform for applications such as Deep Packet Inspection ("DPI") and policy management. When these products are combined with our professional service organization of network experts, we believe our technology enables our customers to bring to market solutions such as intelligent gateways (security, femto, and LTE gateways) and load balancers, at a cost and time to market advantage when compared to internally developed solutions; and

•
Trillium software is the protocol foundation for a complete turn-key application that enables the linkage between end user wireless devices and small cells as carriers seek to optimize radio access spectrum utilization in both the 3G and LTE networks. Additionally, we leverage the same Trillium technology to enable small cell applications in adjacent markets such as aerospace and defense as well as manufacturing and test.

In July 2011 we acquired Continuous Computing Corporation (“Continuous Computing”), a developer of communications systems consisting of highly integrated ATCA platforms and Trillium protocol software coupled with professional services to enable a full solution offering. Continuous Computing’s key customer applications included 3G and 4G wireless infrastructure, Small Cell base stations, Traffic Management, Internet Offload and Network Security. The acquisition accelerated the Company's strategy to deliver more differentiated platforms and solutions.

2013 Highlights

Our business experienced financial challenges throughout 2013 as a result of continued delays in the roll out of next generation wireless networks and the release of required spectrum in certain geographies to support these networks. Within our product portfolio we did not achieve our expected ATCA growth objectives as a direct result of the aforementioned factors and continued deployment delays in our prior period design wins. Within Software-Solutions our revenues decreased as a direct result of robust customer demand for our MRF products in 2012 due to meaningful customer deployments that were not repeated in 2013 and certain of our largest customers reducing their port redundancy requirements during 2013 to maximize the usage of existing licensed capacities.

While our revenues remained challenged, management initiated a number of actions in 2013 to reduce our cost structure in future periods. Once complete, these actions are expected to reduce our annual combined R&D and SG&A expenses to approximately $65 million to $70 million in 2014, and we expect $6 million of additional annual cost of sales savings resulting from our contract manufacturing partner transition and site consolidations. Taken together, these actions are expected to result in material cash and non-cash restructuring charges. We expect these strategic initiatives, while initially leading to increased losses and cash consumption, will ultimately restore Radisys to profitability and lead to positive long-term cash generation.

The following further describes the cost-reduction actions taken to date:

•
On October 17, 2013, we notified employees at our Penang, Malaysia facility that we will be consolidating all Asia Pacific ("APAC") based platform operations and engineering functions into our Shenzhen, China facility. In addition, we plan to transfer our contract manufacturing support from Penang to the Shenzhen area in order to realize further operational efficiencies. Additionally, on November 5, 2013 we announced our new contract manufacturing partner in Shenzhen will be Ennoconn Corporation. This action will result in a reduction in force of 77 employees, of which 49 and 23 are involved in operations and engineering, while the remaining are administrative employees. We expect the transition to our Shenzhen site, including our operations function, contract manufacturing, and Penang site closure, to be complete by September 30, 2014.

•
On July 30, 2013, we finalized plans and publicly announced the consolidation of our China development centers to Shenzhen, China. This action resulted in a reduction in force of 63 employees from our Shanghai development facility. The transition of the development function to our Shenzhen site was completed during the fourth quarter of 2013.

•	During the year ended December 31, 2013, we made other targeted reductions within the administrative, engineering and marketing groups, which included 44 North American employees.

•
During the year ended December 31, 2013 we also consolidated administrative functions from our Dublin, Ireland site to our corporate headquarters. This action resulted in a reduction in force of five general and administrative employees and the closure of our Ireland office.

•	We cancelled future product development related to our lower end, value line of Com Express products, resulting in a more efficient use of cash and other resources.

•
We finalized the sales agreement for our OS-9 software assets which were sold for a net gain of $1.5 million. Additionally, we exited the Security Gateway ("SEG") product line and thus recorded an asset write off of $2.9 million. The gain and charge for these events are recorded within restructuring and other charges, net in the Consolidated Statements of Operations.

Strategy

Our strategy is to provide TEMs and other manufacturers with secure, cost-effective, faster, and smarter wireless infrastructure solutions for mobile broadband networks that meet the increasing demands of their consumers. Our top three strategic priories are:

•
Providing our carrier grade MRF products, the MPX-12000 and virtualized MPX-OS, that provide the media processing capabilities necessary for our customers' VoLTE deployments, transcoding needs and early WebRTC work, while at the same time maintaining our market position in audio conferencing.

•
Providing a virtualized hardware platform that enables efficient utilization of common hardware by providing high input/output with load balancing capabilities. This unique capability is targeted squarely at carriers and telecom equipment manufacturers who are seeking to deploy next generation SDN and NFV architectures.

•
Providing Trillium technology based solutions that optimize the carrier’s utilization of wireless spectrum through the deployment of small cell based wireless access points. We also seek to maximize the market potential of this technology beyond dedicated small cell applications to adjacent markets such as defense and aerospace, manufacturing and test that utilize the same underlying technology.

We believe we are positioned to address the needs of our customers by:

•
Providing a comprehensive solution to our customers through a combination of our software, hardware, and professional services offerings. Our technologies enable our customers' wireless infrastructure solutions by providing them with a complete suite of software and hardware capabilities targeted at the wireless industry. We believe these capabilities, when combined with our professional service organization's network expertise, creates a compelling and unique offering that our customers value and that differentiates us in the market.

•
Accelerating time-to-market for our customers. We offer standards-based, turn-key products such as our carrier grade MPX-12000, MPX-OS Software, Trillium software, and our T-Series integrated platforms. We believe these products, combined with our strong expert telecom resources, provide our OEM customers with significant time-to-market advantages when compared to solutions developed internally.

•
Lowering total cost-of-ownership for our customers. We believe our wireless communications hardware and software products provide a lower total cost-of-ownership to our customers by reducing research and development and support cost, when compared to utilizing their own internal development resources. By leveraging our technology expertise and development, our customers minimize integration risk and can focus their development resources on their own differentiating applications.

Following are highlights and developments within our business for the year ended December 31, 2013:

•
Revenues decreased $48.2 million to $237.9 million for the year ended December 31, 2013 from $286.1 million for the year ended December 31, 2012. The decline was caused by an expected decrease in Other Products revenue as these products continue to trend towards end of life. ATCA revenue declined as strong shipments to a top 5 customer and strong APAC deployments in 2012 were not repeated in 2013. Our Software-Solutions revenues declined due to the timing of deployments and a shift of port redundancy strategies by our customers. COM Express and Rackmount Server revenues increased due to non-recurring demand from our mid-tier customers.

•
Our gross margin decreased 3.8 percentage points in the year ended December 31, 2013 to 27.0% of revenue from 30.8% of revenue in the year ended December 31, 2012. This decrease was the result of less revenues absorbing operational costs that are fixed in nature and increased charges for excess obsolete inventory specifically associated with product end of life transitions.

•
R&D expense decreased $2.7 million to $45.0 million for the year ended December 31, 2013 from $47.7 million for the year ended December 31, 2012. The decrease is related to lower project-related spending for new product introductions specifically related to our T-Series ATCA 40G products, which were substantially released by the end of 2012 and due to cost savings resulting from restructuring actions.

•
SG&A expense decreased $4.0 million to $41.2 million for the year ended December 31, 2013 from $45.2 million for the year ended December 31, 2012. This decrease was the result of our cost reduction initiatives which resulted in lower overhead expenses from site consolidation and decreased payroll and related expenses as a result of headcount reductions.

•
Cash and cash equivalents decreased $7.7 million to $25.5 million at December 31, 2013 from $33.2 million at December 31, 2012. The decrease was the result of consumption of cash related to the repayment of the 2.75% convertible senior notes due 2013 (the "2013 convertible senior notes") and net consumption from operations and capital expenditures.

Results of Operations

The following table sets forth certain operating data as a percentage of revenues:

	For the Years Ended December 31,
	2013	2012	2011
Revenues	100.0%	100.0%	100.0%
Cost of sales:
Cost of sales	69.4	65.9	68.3
Amortization of purchased technology	3.6	3.3	2.5
Total cost of sales	73.0	69.2	70.8
Gross margin	27.0	30.8	29.2
Research and development	18.9	16.7	13.5
Selling, general and administrative	17.4	15.8	15.8
Intangible assets amortization	2.2	1.8	0.9
Impairment of goodwill	—	10.4	—
Restructuring and other charges, net	3.1	—	3.0
Gain on the liquidation of a foreign subsidiary	—	—	(0.6)
Income (loss) from operations	(14.6)	(13.9)	(3.4)
Interest expense	(0.5)	(0.6)	(0.6)
Interest income	—	—	—
Other income, net	0.6	0.2	0.2
Loss before income tax expense (benefit)	(14.5)	(14.3)	(3.8)
Income tax expense (benefit)	6.3	0.9	(3.4)
Net loss	(20.8)%	(15.2)%	(0.4)%

Revenues

The following table sets forth our revenues by product group (in thousands):

	For the Years Ended December 31,			Change
	2013	2012	2011	2013 vs 2012	2012 vs 2011
ATCA	$116,537	$136,572	$132,530	(14.7)%	3.0%
Software-Solutions	44,934	52,666	36,938	(14.7)	42.6
COM Express and Rackmount Server	56,019	49,538	56,848	13.1	(12.9)
Other Products	20,373	47,320	104,549	(56.9)	(54.7)
Total revenues	$237,863	$286,096	$330,865	(16.9)%	(13.5)%

ATCA

Revenues in the ATCA product group decreased $20.0 million to $116.5 million in 2013 from $136.6 million in 2012. This was driven by a $12.4 million decrease in the APAC region which was caused by fewer LTE deployments and the delay of China's 4G wireless spectrum release, that was initially anticipated in early 2013. Additionally, EMEA region sales decreased $5.4 million due to the continued softening of telecom spend in the European markets. We expect ATCA product group revenue will remain relatively flat to down 5% in 2014.

Revenues in the ATCA product group increased $4.1 million to $136.6 million in 2012 from $132.5 million in 2011. Increased revenues from the July 2011 acquisition of Continuous Computing combined with strong sales into the Japanese market more than offset the effects of a broad softening in capital spending throughout the macro telecom market.

Software-Solutions

Revenues in the Software-Solutions product group decreased $7.7 million to $44.9 million in 2013 from $52.7 million in 2012. Strong MRF deployments for use in audio conferencing applications during 2012 were not repeated during the comparable period of 2013 primarily due to a top five customer shifting its port redundancy strategy, resulting in more efficient utilization of previously licensed ports throughout their network. Despite these challenges, we have made meaningful strategic and operational progress in developing the market for our MPX 12000 and virtualized MPX-OS in support of VoLTE and RCS applications. We expect Software-Solutions product group revenue to increase approximately 20% in 2014.

Revenues in the Software-Solutions product group increased $15.8 million to $52.7 million in 2012 from $36.9 million in 2011. Robust demand for our MRF products, targeted at the audio conferencing market, led to increased deployments throughout our customer base when compared to 2011. Additionally, Trillium software products were added to our revenue profile in July 2011 as a result of the acquisition of Continuous Computing, and contributed to a $9.5 million increase during the first half of 2012. These increases were offset by slower than expected Trillium-based small cell deployments as the adoption of small cell technology in next generation networks has been slower than our initial expectations.

COM Express and Rackmount Server

Revenues in the COM Express and Rackmount Server product group increased $6.5 million to $56.0 million in 2013 from $49.5 million in 2012. The increase in revenue is related to deployments by a specific end-customer and last time buy activity during the first half of 2013, which we expect to be one-time in nature. We expect an approximate 30% reduction in COM Express and Rackmount Server revenue in 2014 that results from our strategic decision to manage for cash the value-line of our Com Express modules.

Revenues in the COM Express and Rackmount Server products group decreased $7.3 million to $49.5 million in 2012 from $56.8 million in 2011. Revenues decreased due to a 2010 strategic decision to de-emphasize development and sales of these products.

Other Products

Revenues in the Other Products product group decreased $26.9 million to $20.4 million in 2013 from $47.3 million in 2012. This decrease is the result of these hardware centric products reaching their end of life and our largest customer transitioning to ATCA-based products. We expect an approximate 50% reduction in revenue from our Other Products product group in 2014.

Revenues in the Other Products product group decreased $57.2 million to $47.3 million in 2012 from $104.5 million in 2011. This decrease was the result of these hardware centric products reaching their end of life and our largest customer transitioning to ATCA-based products.

Revenue by Geography

The following tables outline overall revenue dollars (in thousands) and the percentage of revenues, by geographic region:

	For the Years Ended December 31,			Change
	2013	2012	2011	2013 vs 2012	2012 vs 2011
North America	$103,822	$109,168	$107,042	(4.9)%	2.0%
EMEA	52,511	60,379	79,858	(13.0)	(24.4)
APAC	81,530	116,549	143,965	(30.0)	(19.0)
Total	$237,863	$286,096	$330,865	(16.9)%	(13.5)%

	For the Years Ended December 31,
	2013	2012	2011
North America	43.6%	38.2%	32.4%
EMEA	22.1	21.1	24.1
APAC	34.3	40.7	43.5
Total	100.0%	100.0%	100.0%

North America. North American revenues decreased by $5.4 million to $103.8 million in 2013 from $109.2 million in 2012. This decrease was due to a $6.2 million decrease in revenues from our Software-Solutions product group related to the timing of audio conferencing product deployments by our largest customers, and a $2.2 million decrease in sales of our ATCA product group driven by a last time buy from a North American customer in 2012 that was not repeated in 2013. The decrease was offset by $4.5 million of increases of COM Express and Rackmount Server revenues as a result of shipments to support a specific customer's deployments and product last time buys made in 2013.

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

EMEA. Revenues from the EMEA region decreased $7.9 million to $52.5 million in 2013 from $60.4 million in 2012 due to the continued softening of telecom spend in the European markets. Decreased revenues of $5.4 and $2.2 million from our ATCA and Other product groups in EMEA are the result of stagnant telecom infrastructure development and older hardware centric products reaching their end of life.

Revenues from the EMEA region decreased $19.5 million to $60.4 million in 2012 from $79.9 million in 2011. Revenue from our Other Products product group decreased $21.2 million as these hardware centric products near end of life as customers transition to next generation technologies.

Asia Pacific. Revenues from the Asia Pacific region decreased $35.0 million to $81.5 million in 2013 from $116.5 million in 2012. Revenues from our Other product group decreased by $24.3 million as these hardware centric products near end of life and our largest customer transitions to next generation technologies. Additionally, the ATCA product group decreased by $12.4 million as 2012 LTE deployments both in the Japanese and Korean markets did not repeat and a delay in the release of China's LTE wireless spectrum materially impacted our anticipated revenue ramp from existing design wins in this geography.

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

Gross Margin

Gross margin as a percentage of revenues decreased 380 basis points to 27.0% in 2013 from 30.8% in 2012. This decrease was the result of our lower revenue levels absorbing a lesser percentage of our fixed costs as well as increased charges for excess and obsolete inventory specifically associated with product end of life transitions. Additionally, unfavorable product mix resulting from sales and last time buys in our low margin COM Express and Rackmount Server product group and decreased revenue from our higher margin Software-Solutions product group had an unfavorable impact on gross margin.

Gross margin as a percentage of revenues increased 160 basis points to 30.8% in 2012 from 29.2% in 2011. Gross margin was favorably impacted as our higher margin ATCA and Software-Solutions products comprised 66% of our revenues in 2012 as compared to 51% during 2011. This increase in gross margin was offset by an increase in cost of sales as the amortization of purchased technology increased to $9.5 million in 2012 from $8.3 million in 2011 and a decrease in gross margin from our Other Products product group to 11% in 2012 from 22% in 2011.

Operating Expenses

The following table summarizes our operating expenses (in thousands):

	For the Years Ended December 31,			Change
	2013	2012	2011	2013 vs 2012	2012 vs 2011
Research and development	$45,000	$47,739	$44,625	(5.7)%	7.0%
Selling, general and administrative	41,210	45,200	52,722	(8.8)	(14.3)
Intangible assets amortization	5,215	5,215	2,922	—	78.5
Impairment of goodwill	—	29,748	—	(100.0)	100.0
Restructuring and other charges, net	7,479	(117)	9,980	(6,492.3)	(101.2)
Gain on the liquidation of a foreign subsidiary	—	—	(2,081)	—	100.0
Total	$98,904	$127,785	$108,168	(22.6)%	18.1%

Research and Development

R&D expenses consist primarily of salary, bonuses and benefits for product development staff, and cost of design and development supplies and equipment, net of reimbursements for nonrecurring engineering services. R&D expenses decreased $2.7 million to $45.0 million in 2013 from $47.7 million in 2012. R&D product development expenses decreased due to lower project-related spending for new product introductions specifically related to our ATCA T-Series 40G products, which were substantially released by the end of 2012. In addition, we significantly reduced our Shanghai development site in the second half of 2013. R&D headcount decreased to 410 at December 31, 2013 from 454 at December 31, 2012.

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

Selling, General, and Administrative

SG&A expenses consist primarily of salary, commissions, bonuses and benefits for sales, marketing, executive and administrative personnel, as well as professional services and costs of other general corporate activities. SG&A expenses decreased $4.0 million to $41.2 million in 2013 from $45.2 million in 2012. The decrease is attributable to facility and headcount restructuring actions, which resulted in $3.0 million in cost savings associated with payroll and facilities costs. In addition, we recorded a $1.3 million reversal of expense in 2013 as the result of licensing infringement settlement where the company was awarded legal fees reimbursements. SG&A headcount decreased to 180 at December 31, 2013 from 200 at December 31, 2012.

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

Intangible Assets Amortization

Intangible assets amortization was $5.2 million for both 2013 and 2012. The amortization charges for each year were associated with the amortization of previously acquired intangible assets.

Intangible assets amortization increased $2.3 million to $5.2 million in 2012 from $2.9 million in 2011. The increase in amortization was the result of our July 2011 acquisition of Continuous Computing.
We perform reviews for impairment of the purchased intangible assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. There have been no impairments of intangible assets (other than goodwill, as discussed below) recorded to date.

Impairment of Goodwill

In 2013, we had no remaining goodwill.
In 2012, we completed an impairment analysis of goodwill pursuant to ASC 350-20-35 during the second quarter of 2012 as we determined that a triggering event occurred during the second quarter that required analysis of both our goodwill and long-lived assets for impairment. We concluded at that time that we passed the first step of the two-step impairment test and therefore no impairment of goodwill was recorded. However, during the third quarter of 2012, we observed additional impairment indicators, including a further deterioration in the market in which we operate and a decrease in our market capitalization. Accordingly, in connection with the preparation of our third quarter financial statements, we completed an interim goodwill impairment test and recorded a goodwill impairment charge of $29.7 million, representing all of our goodwill.
We estimated the fair value of our single reporting unit using a market approach. The market approach estimates fair value in part on market capitalization plus an estimated control premium paid in acquisitions of publicly traded companies with similar characteristics to Radisys. Based upon our analysis, the implied fair value of goodwill was lower than its carrying value.

Restructuring and Other Charges, Net

Restructuring and other charges, net includes expenses associated with restructuring activities and other non-recurring gains and losses. We evaluate the adequacy of the accrued restructuring charges on a quarterly basis. As a result, we record reversals to the accrued restructuring in the period in which we determine that expected restructuring and other obligations are less than the amounts accrued.

Restructuring and other charges, net increased $7.6 million to $7.5 million in 2013 from $(0.1) million in 2012. The increase is due to restructuring actions primarily associated with our Shanghai and Malaysia site reductions and lease abandonment charges incurred in 2013.

During the year ended December 31, 2013, the Company recorded the following restructuring and other charges:

•
$5.5 million net expense for the severance of 203 employees, primarily as a result of our Shanghai and Penang site reductions and severance for named executives, net of reductions resulting from changes in previously estimated amounts for employee severance and associated payroll costs;

•	$2.9 million expense relating to the write off of the Company's Security Gateway ("SEG") purchased computer software resulting from management's decision to abandon this technology;

•	$1.7 million gain resulting from the decrease in fair value of the Continuous Computing contingent consideration liability;

•	$1.5 million net gain from the sale of the Company's OS-9 software assets;

•	$1.0 million net expense principally associated with asset write-offs, personnel overlap resulting from resource consolidation primarily associated with our Shanghai and Penang site reductions;

•	$0.6 million net lease abandonment expense primarily resulting from a lease abandonment charge resulting from the downsizing of our San Diego office; and

•	$0.8 million in legal expenses associated with a non-operating strategic projects.

Restructuring and other charges, net decreased $10.1 million to $(0.1) million in 2012 from $10.0 million in 2011. The decrease was due to activities associated with our acquisition of Continuous Computing, which were largely completed in 2011. The following is the composition of charges during 2012:

•
$2.8 million net expense for the severance of employees, including a $0.9 million contractual severance benefit provided to our former Chief Executive Officer, and severance paid to other executive officers, net of reductions resulting from changes in previously estimated amounts for employee severance and associated payroll costs;

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

Stock-based Compensation Expense

Included within costs of sales, R&D and SG&A are expenses associated with stock-based compensation. Stock-based compensation expense consists of amortization of stock-based compensation associated with unvested stock options, restricted stock units issued to employees under the 2007 stock plan, the 1998 Continuous Computing plan, the Continuous Computing inducement stock plan, long-term incentive plan (as amended and restarted, the "LTIP"), and the employee stock purchase plan (“ESPP”).

We incurred and recognized stock-based compensation expense as follows (in thousands):

	For the Years Ended December 31,			Change
	2013	2012	2011	2013 vs 2012	2012 vs 2011
Cost of sales	$550	$25	$838	2,100.0%	(97.0)%
Research and development	1,170	601	1,434	94.7	(58.1)
Selling, general and administrative	3,578	765	3,445	367.7	(77.8)
Total	$5,298	$1,391	$5,717	280.9%	(75.7)%

Stock-based compensation expense increased $3.9 million in 2013 to $5.3 million in 2013 compared to $1.4 million in 2012. This was the result of $2.4 million previously recognized LTIP expense being reversed in 2012 and $1.6 million LTIP and Overlay performance based stock awards expense being recognized in 2013. The reversal occurred as it was determined the Plan's performance targets were not met.
Stock-based compensation expense decreased $4.3 million to $1.4 million in 2012 compared to $5.7 million in 2011. The decrease was primarily due to the $2.4 million net reversal of LTIP expense in 2012 that was previously recognized in 2011.
Non-Operating Expenses

The following table summarizes our non-operating expenses (in thousands):

	For the Years Ended December 31,			Change
	2013	2012	2011	2013 vs 2012	2012 vs 2011
Interest expense	$(1,220)	$(1,722)	$(1,870)	(29.2)%	(7.9)%
Interest income	26	39	99	(33.3)	(60.6)
Other income, net	1,511	545	513	177.2	6.2
Total	$317	$(1,138)	$(1,258)	(127.9)%	(9.5)%

Interest Expense

Interest expense includes interest incurred on our convertible notes and outstanding balances on our line of credit plus the amortization of debt issuance costs. In 2013 interest expense decreased $0.5 million to $1.2 million from $1.7 million in 2012 due to the $16.9 million repayment of our 2013 convertible senior notes in February 2013.

In 2012, interest expense included interest incurred on our convertible notes and outstanding balances on our line of credit plus the amortization of debt issuance costs. In 2012 interest expense decreased $0.2 million to $1.7 million in 2012 from $1.9 million in 2011 due to the repurchase of $5.0 million and $10.1 million of our 2013 convertible senior notes in December 2011 and August 2012.

Interest Income and Other Income (Expense), Net

Interest income decreased $13,000 to $26,000 in 2013 from $39,000 in 2012 as the result of a decrease in our average cash balance.

In 2012, interest income decreased $60,000 to $39,000 in 2012 from $99,000 in 2011 as the result of a decrease in our average cash balance resulting from our July 2011 acquisition of Continuous Computing.

Other income, net increased $1.0 million to $1.5 million in 2013 from $0.5 million in 2012. This improvement was primarily the result of a $0.8 million gain that was realized from the sale of land adjacent to our Corporate Headquarters in Hillsboro, Oregon during the fourth quarter of 2013.

In 2012, other income, net did not materially change from 2011. We experienced an increase in the amortization of forward points expense associated with our Indian Rupee ("INR") foreign currency hedges which was offset by a decrease in the foreign exchange impact of our entities which do not use the US Dollar ("USD") as their functional currency.

Income Tax Provision

We recorded tax expense of $15.0 million and $2.6 million for the years ended December 31, 2013 and 2012, as compared to a tax benefit of $11.1 million for the year ended December 31, 2011. Our current effective tax rate differs from the statutory rate in all periods due to a full valuation allowance provided against our U.S. net deferred tax assets. In addition, our effective rate in 2013 was impacted by the establishment of a $12.5 million valuation allowance against certain of our foreign deferred tax assets during the year ended December 31, 2013 and the effective tax rate for 2011 was impacted by a partial release of our valuation allowance provided against U.S. net deferred tax assets as a result of the purchase of Continuous Computing. Purchase accounting includes the establishment of a deferred tax liability due to the book tax basis differences related to specifically identified non-goodwill intangibles resulting from the acquisition. The net deferred tax liability from the acquisition created an additional source of income to utilize our deferred tax assets which resulted in a reduction of our valuation allowance. As such, due to this additional source of income an income tax benefit of $10.4 million was recognized upon the partial valuation allowance release.

At December 31, 2013 and 2012, we had net deferred tax assets of $3.8 million and $16.5 million. We had valuation allowances of $83.0 million and $50.2 million as of December 31, 2013 and 2012, which represents a full valuation allowance against our U.S. deferred tax assets in both periods and a partial valuation allowance against certain of our foreign deferred tax assets established during the year ended December 31, 2013. In evaluating our valuation allowance, we considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. In the event we were to determine that we would not be able to realize all or part of our foreign net deferred tax assets in the future, we would increase the valuation allowance, resulting in a charge to earnings in the period in which we make such determination. Likewise, if we later determine that we are more likely than not to realize all or a portion of the U.S. or foreign net deferred tax assets, we would reverse the previously provided valuation allowance. All future reversals of the valuation allowance would result in a benefit in the period recognized. Although realization is not assured, management believes that it is more likely than not that the balance of the deferred tax assets, net of the valuation allowance, as of December 31, 2013 will be realized.

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

We are currently under tax examination in India. The periods covered under examination are assessment years 2006 through 2008 and 2010. The examination is in various stages of appellate proceedings and all material uncertain tax positions associated with the examination have been taken into account in the ending balance of the unrecognized tax benefits at December 31, 2013.

Liquidity and Capital Resources

The following table summarizes selected financial information (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Cash and cash equivalents	$25,482	$33,182	$47,770
Working capital	26,920	41,887	71,208
Accounts receivable, net	41,359	51,881	49,212
Inventories, net	24,928	20,071	27,011
Accounts payable	35,081	41,191	37,874
Line of credit	15,000	—	—
2013 convertible senior notes	—	16,919	45,000
2015 convertible senior notes	18,000	18,000	—

Cash Flows

Cash and cash equivalents decreased by $7.7 million to $25.5 million at December 31, 2013 from $33.2 million at December 31, 2012. As of December 31, 2013, the amount of cash held by our foreign subsidiaries was $6.6 million and the remaining $18.9 million was held in the US. During 2012, we repatriated $21.3 million with the intent of using these funds for the repayment of our February 2013 convertible senior notes in the amount of $17.5 million of principal and accrued interest and for continued working capital usage. It is no longer our intent to permanently reinvest funds in certain of our foreign entities and we expect to continue to repatriate cash from these foreign entities on an ongoing basis in future periods. Repatriation of funds from these foreign entities is not expected to result in actual cash tax payments due to the utilization of previously generated operating losses and credits of our U.S. entity.

Activities impacting cash and cash equivalents are as follows (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Operating Activities
Net loss	$(49,404)	$(43,474)	$(1,529)
Non-cash adjustments	44,422	57,191	14,226
Changes in working capital	2,891	(8,106)	2,111
Cash provided by (used in) operating activities	(2,091)	5,611	14,808
Cash used in investing activities	(3,495)	(11,160)	(87,969)
Cash used in financing activities	(2,034)	(9,022)	(8,072)
Effects of exchange rate changes	(80)	(17)	(75)
Net decrease in cash and cash equivalents	$(7,700)	$(14,588)	$(81,308)

Operating Activities

Cash used in operating activities in 2013 was $2.1 million and consisted of a net loss of $49.4 million, adjustments for non-cash items of $44.4 million and an increase in working capital items of $2.9 million. For the year ended December 31, 2013 principal drivers to changes in our working capital consisted of the following:

•	Net trade accounts receivable decreased largely as the result of a reduction in our revenues from prior year.

•
Net inventories and inventory deposits remained constant year over year as a result of a decrease in our finished goods inventory resulting from increased operational focus to reduce our inventory levels which was offset by an increase in consigned inventory held at our contract manufacturer associated with products in excess of one hundred eighty days demand.

•	Accounts payable decreased as a direct result of timing of vendor payments and reduced customer orders.

•	Deferred income decreased as a result of the timing of customer billings not recognized as revenues due to undelivered elements or acceptance provisions contained in certain arrangements.

•
Other accrued liabilities decreased as a result of timing of payments. Specifically, accrued wages and bonuses decreased due to a decrease in our variable compensation provision for 2013 as compared to 2012. Accrued restructuring increased as a result of the timing of our restructuring activities. Finally, the contingent consideration liability resulting from our acquisition of Continuous Computing decreased due to a decline in projected revenues earned during the arrangement.

Cash provided by operating activities in 2012 was $5.6 million and consisted of a net loss of $43.5 million, adjustments for non-cash items of $57.2 million and decrease in working capital items of $8.1 million. For the year ended December 31, 2012 primary drivers to changes in our working capital consisted of the following:

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

Investing Activities

Cash used in investing activities in 2013 of $3.5 million was attributable to $6.0 million used for capital expenditures offset by $1.1 million of proceeds from the sale of our OS-9 software asset and $1.4 million of proceeds received for the sale of land previously held for sale.

Cash used in investing activities in 2012 of $11.2 million was attributable to $11.1 million used for capital expenditures related to integration activities, including the build out of our new facilities in Shenzhen, China and Bangalore, India, as well as purchases of development and test equipment associated with our introduction of 40G T-Series ATCA products.

Financing Activities

Cash used in financing activities in 2013 of $2.0 million was the result of our payment of $16.9 million aggregate principal amount of our 2013 convertible senior notes, offset by $15.0 million in borrowings against our revolving line of credit.

Cash used in financing activities in 2012 of $9.0 million was the result of our repurchase of $10.1 million aggregate principal amount of our 2013 convertible senior notes, which was offset by cash received for net payments related to stock-based award activities of $1.3 million.

As of December 31, 2013 and December 31, 2012, our working capital was $26.9 million and $41.9 million. The decrease in our working capital is principally the result of $15.0 million in outstanding borrowings against our revolving line of credit which were used to repay $16.9 million in convertible senior notes. We believe our existing cash and working capital levels are sufficient to meet our interim and long term operating needs. In addition, we had $7.9 million remaining availability under our revolving line of credit at December 31, 2013.

Line of Credit

Silicon Valley Bank

We have a $35.0 million secured revolving line of credit agreement (as amended, the "Agreement") with Silicon Valley Bank ("SVB") with a stated maturity date of July 28, 2016. On November 1, 2013 the Agreement was amended to reduce the total size of the secured revolving credit facility from $40.0 million to $35.0 million, revise the minimum two quarter rolling EBITDA financial covenant for the quarters ended September 30, 2013, December 31, 2013, and March 31, 2014 and modify certain terms within the liquidity ratio, all of which revisions are reflected herein. On February 11, 2014 the Agreement was further amended to revise the minimum two quarter rolling EBITDA financial covenant for the quarter ended December 31, 2013, which revisions are reflected herein.

The secured revolving credit facility is available for cash borrowings and is subject to a borrowing formula based upon eligible accounts receivable and EBITDA (as defined in the Agreement) non-formula thresholds. Eligible accounts receivable include 80% of domestic and 65% of foreign accounts receivable (70% in certain cases) for our U.S. companies, limited to concentration by certain customers, not greater than 60 days past due and not greater than 120 days from original invoice date. EBITDA non-formula availability is $15.0 million when two rolling quarters EBITDA is $9.0 million or greater and $10.0 million when two rolling quarters EBITDA is $6.0 million or greater but less than $9.0 million. Borrowings under the Agreement bear interest based on a debt to EBITDA ratio where EBITDA is calculated on a rolling four quarter basis. The calculation of interest under the Agreement is as follows:

•	Debt to EBITDA ratio less than 2.0:1.0 - LIBOR, which was 0.18% as of December 31, 2013, plus 2.00%;

•	Debt to EBITDA ratio less than 3.0:1.0, but more than or equal to 2.0:1.0 - LIBOR plus 2.25%;

•	Debt to EBITDA more than or equal to 3.0:1.0 - LIBOR plus 2.50%.

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

The Agreement requires us to make and maintain certain financial covenants, representations, warranties and other agreements that are customary in credit agreements of this type. The Agreement also requires us to maintain the following specific financial covenants:

•
Minimum monthly liquidity ratio of 1.25 at the end of intra-quarter months and 1.50 at the end of quarter end months. The liquidity ratio is defined as cash, cash equivalents and short term investments (with cash and cash equivalents held by our foreign subsidiaries not to exceed $10.0 million and excluding any investments held by our foreign subsidiaries) plus eligible accounts receivable, divided by the sum of obligations owing to SVB under the Agreement;

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

•
Minimum two quarter rolling EBITDA (earnings before interest, taxes, depreciation, amortization, stock based compensation, non-cash restructuring charges (as defined in the Agreement) and cash restructuring charges not to exceed $12.0 million cumulatively during 2013 and 2014 combined) of $2.0 million for the quarter ending September 30, 2013, $(4.0) million for the quarter ending December 31, 2013, $2.0 million for the quarter ending March 31, 2014, $6.0 million for the quarters ending June 30, 2014, September 30, 2014 and December 31, 2014 and $9.0 million in subsequent quarters; and

•	Capital expenditures may not exceed $11.0 million during the period January 1, 2013 to December 31, 2013 and $8.0 million in subsequent years.

As of December 31, 2013 and 2012, the Company had outstanding balances of $15.0 million and $0.0 million issued on its behalf under the Agreement. At December 31, 2013, the Company had $7.9 million of total borrowing availability remaining under the Agreement. After giving effect to the amendment to the Agreement, the Company was in compliance with all covenants under the Agreement.

On March 14, 2014, we entered into an amended and restated $25.0 revolving line of credit agreement with SVB ("the 2014 Agreement") that replaces the Agreement and has a stated maturity date of July 28, 2016. The secured revolving credit facility under the 2014 Agreement is available for cash borrowings and is subject to a borrowing formula based upon eligible accounts receivable. Eligible accounts receivable include 80% of domestic and 65% of foreign accounts receivable (80% in certain cases), in each case, not greater than 60 days past original invoice date. The secured revolving credit facility also includes a letter of credit sublimit (subject to the borrowing formula) of $1,000,000. The interest rate is dependent upon a liquidity threshold (the "Liquidity Threshold"), which is defined in the 2014 Agreement as $15.0 million, with the exception of the last month end of each quarter, where it is defined as $20.0 million. Liquidity is calculated under the 2014 Agreement as unrestricted cash plus unused availability on the revolving line of credit; however if the 2015 convertible senior notes are not renewed or refinanced 120 days prior to their maturity date, which is February 15, 2015, Liquidity (for purposes of testing against the Liquidity Threshold) will be reduced by the outstanding principal amount of the 2015 convertible senior notes. The calculation of interest under the 2014 Agreement is as follows:

•	When Liquidity is above the Liquidity Threshold, the interest rate is the prime rate (as published in Wall Street Journal) plus 0.75%;

•	When Liquidity is below the Liquidity Threshold, the interest rate is the prime rate (as published in Wall Street Journal) plus 2.25%;

We are required to make interest payments monthly. We were further required to pay a loan modification fee of $35,000 and will be required to pay a commitment fee equal to $35,000 on July 29, 2014 and annually thereafter. Under the 2014 Agreement we are required to pay the higher of actual monthly interest incurred or the interest equivalent of $10.0 million in average monthly borrowings. If we terminate the commitment under the 2014 Agreement prior to the maturity date, we are required to pay a cancellation fee equal to 1.5% of the commitment under the 2014 Agreement.

The 2014 Agreement requires us to make certain representations, warranties and other agreements that are customary in credit agreements of this type. The 2014 Agreement also includes a financial covenant that requires us to maintain minimum Liquidity of $10.0 million tested monthly. Under the terms of the 2014 agreement, our Liquidity would have been $29.4 million at December 31, 2013.

2013 Convertible Senior Notes

On February 15, 2013, we repaid at maturity the entire outstanding balance of the 2.75% convertible senior notes due 2013 (the "2013 convertible senior notes") in accordance with the terms thereof.

2015 Convertible Senior Notes

On June 20, 2012, we entered into subscription agreements with certain holders of the 2013 convertible senior notes. Pursuant to the subscription agreements, on June 29, 2012 we exchanged $18.0 million aggregate principal amount of the 2013 convertible senior notes for $18.0 million aggregate principal amount of the new 2015 convertible senior notes. The 2015 convertible senior notes mature on February 15, 2015 and have a coupon rate of 4.5%. Holders of the 2015 convertible senior notes may convert their notes into a number of shares of our common stock determined as set forth in the indenture governing the notes at their option on any day to and including the business day prior to the maturity date. The 2015 convertible senior notes are initially convertible into 117.2333 shares of our common stock per $1,000 principal amount of the notes (which is equivalent to a conversion price of approximately $8.53 per share), subject to adjustment upon the occurrence of certain events. Upon the occurrence of a fundamental change, holders of the 2015 convertible senior notes may require us to repurchase some or all of their notes for cash at a price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any. In addition, if certain fundamental changes occur, we may be required in certain circumstances to increase the conversion rate for any 2015 convertible senior notes converted in connection with such fundamental changes by a specified number of shares of our common stock. The 2015 convertible senior notes are general unsecured obligations and rank equal in right of payment to all of our existing and future senior indebtedness, and senior in right of payment to any future subordinated debt. Our obligations under the 2015 convertible senior notes are not guaranteed by, and are effectively subordinated in right of payment to all existing and future obligations of its subsidiaries and are effectively subordinated in right of payment to its future secured indebtedness to the extent of the assets securing such debt.

As of December 31, 2013 and 2012 we had outstanding 2015 convertible senior notes with a face value of $18.0 million. As of December 31, 2012, the estimated fair value of our 2015 convertible senior notes was $17.8 million.

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

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2013 and the effect of such on our liquidity and cash flows in future periods (in thousands):

	Total	2014	2015-2016	2017-2018	2019 & Thereafter
Operating leases	$9,308	$2,802	$4,458	$1,279	$769
Capital leases	25	25	—	—	—
Purchase obligations (A)	632	632	—	—	—
Contingent consideration (B)	390	390	—	—	—
2015 convertible senior notes(c)	18,000	—	18,000	—	—
Line of credit	15,000	15,000	—	—	—
Interest on convertible senior notes	1,215	810	405	—	—
Total	$44,570	$19,659	$22,863	$1,279	$769

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

(B)
Contingent consideration reflects the earn-out payments we agreed to pay in connection with the acquisition of Continuous Computing. The amounts are based on forecasted revenues at December 31, 2013 and will change based on the actual revenues at each payout date. See Note 4 - Fair Value of Financial Instruments of the Notes to the Consolidated Financial Statements for additional information regarding the contingent consideration.

(C)	The secured revolving line of credit agreement has a stated maturity date of July 28, 2016.

In addition to the above, we have approximately $3.4 million in liabilities associated with unrecognized tax benefits. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but do not believe that the ultimate settlement of our obligations will materially affect our liquidity.

Contract Manufacturing Agreement Termination

We are in the process of transitioning our single source contract manufacturer and are contractually obligated to reimburse our existing contract manufacturer for the cost of excess inventory used in the manufacture of the our products, if there is no alternative use. This liability, referred to as adverse purchase commitments, is provided for in other accrued liabilities in the accompanying Consolidated Balance Sheets. In November 2013, we notified our existing contract manufacturer of our intent to transition manufacturing to another contract manufacturer co-located with our Shenzhen site. Upon notification of our intent to terminate the relationship, the manufacturing agreement contractually obligates us to purchase all inventories in excess of ninety days demand. As of December 31, 2013 our existing contract manufacturer has yet to invoke this clause and therefore an inventory deposit and offsetting liability have not been reflected on our balance sheet to account for the additional potential inventory deposit. The value of the potential liability in excess of the current adverse purchase commitment was $5.1 million at December 31, 2013.

Off-Balance Sheet Arrangements

We do not engage in any activity involving special purpose entities or off-balance sheet financing.

Shelf Registration Statement

On September 18, 2013, we filed an unallocated shelf registration statement on Form S-3 for the offering from time to time of up to $100 million in securities consisting of common stock, preferred stock, depositary shares, warrants, debt securities or units consisting of one or more of these securities. The SEC declared the shelf registration statement effective on October 16, 2013, and it will expire in October 2016. Except as may be stated in a prospectus supplement for any particular offering, we intend to use the net proceeds from the sale of any securities for general corporate purposes, which may include acquiring companies in our industry and related businesses, repaying existing debt, providing additional working capital and procuring capital assets.

Liquidity Outlook

At December 31, 2013, our cash and cash equivalents amounted to $25.5 million. We believe our current cash and cash equivalents, cash expected to be generated from operations and borrowings under the 2014 Agreement will satisfy our short and long-term expected working capital needs, capital expenditures, acquisitions, stock repurchases, and other liquidity requirements associated with our present business operations. We believe our current working capital, plus availability under the line of credit, provides sufficient liquidity to operate the business at normal levels; however, if available liquidity is not sufficient to meet our operating and debt service obligations as they come due, we plan to, among others things, pursue alternative financing arrangements or reduce expenditures as necessary to meet our cash requirements throughout 2014. Additionally, we believe that cash generation in the second half of 2014, combined with the borrowing availability under the 2014 Agreement, will enable us to repay the outstanding balance of the 2015 convertible senior notes when they mature in February 2015.  If available liquidity is not sufficient to repay the outstanding 2015 convertible senior notes upon maturity, we may pursue alternative financing arrangements which may include, among others, extending the maturity date of the 2015 convertible senior notes or repaying the outstanding balance with proceeds from sales of securities under our shelf registration statement. We may also divest of certain product lines as we seek to maximize shareholder value or improve our cash position.

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

Revenue Recognition

Multiple Element Arrangements

A significant portion of our revenue relates to product sales for which revenue is recognized upon shipment, with limited judgment required related to product returns. Title transfer for substantially all product sales occurs upon delivery of products to our customer's freight forwarders. The software elements included in certain components of ATCA systems and MRF products are considered to be functioning together with the non-software elements to provide the tangible product's essential functionality and these arrangements generally include multiple elements such as hardware, technical support services as well as software upgrades or enhancements on a when and if available basis. Arrangements that include multiple elements require significant management judgment to evaluate the effective terms of agreements, our performance commitments and determination of fair value of the various deliverables under the arrangement.

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

Hardware

Revenue from hardware products is recognized in accordance with ASC 605 Revenue Recognition. Under our standard terms and conditions of sale, we transfer title and risk of loss to the customer at the time product is shipped to the customer and revenue is recognized accordingly, unless customer acceptance is uncertain or significant obligations remain. We reduce revenue for estimated customer returns resulting from rotation rights according to agreements with our distributors. The amount of revenues derived from these distributors as a percentage of total revenues was 14.3%, 16.0% and 24.3% for the years ended December 31, 2013, 2012 and 2011. We accrue the estimated cost of product warranties based on historical failure rates and the cost of fixing or replacing defective units at the time we recognize revenue.

The software elements included in certain components of ATCA systems and MRF products are considered to be functioning together with the non-software elements to provide the tangible product's essential functionality and our MRF arrangements generally include multiple elements such as hardware and technical support services.

Software licenses and royalties

Revenue from software licenses and royalties is recognized in accordance with ASC 985 Software. We recognize software license revenue at the time of shipment or upon delivery of the software master provided that the revenue recognition criteria have been met and VSOE exists to allocate the total fee to all undelivered elements of the arrangement. We defer revenue on arrangements including specified software upgrades until the specified upgrade has been delivered. Revenue from customers for prepaid, non-refundable software royalties is recorded when the revenue recognition criteria have been met. Revenue for non-prepaid royalties is recognized at the time we receive reporting from our customers as we have not established an ability to reliably estimate customer royalties prior to time contractually obligated reporting is received.

Technical support services

Technical support services revenue is recognized as earned on the straight-line basis over the term of the contract in accordance with applicable GAAP for revenue recognition. The fair value of our post-contract support has been determined by renewal rates within our support agreements, the actual amounts charged to customers for renewal of their support services or based on an estimated selling price.

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

Allowance for Doubtful Accounts

We have a relatively small set of multinational customers that typically make up the majority of our accounts receivable balance. Our allowance for doubtful accounts is determined using a combination of factors to ensure that our trade receivables balances are not overstated. We record reserves for individual accounts when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, our estimates of the recoverability of receivables would be further adjusted. At December 31, 2013, 20.7% of our accounts receivable was due from our largest customer. If one of our large customers or a number of our smaller customers files for bankruptcy or otherwise is unable to pay the amounts due to us, the current allowance for doubtful accounts may not be adequate. During the years ended December 31, 2013 and 2012, there were no significant account balances reserved.

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

Long-Lived Assets

Our long-lived assets include definite-lived intangible assets and property and equipment. The net balance of our definite-lived intangible assets and property and equipment at December 31, 2013 and December 31, 2012 amounted to $71.4 million and $88.0 million.

Intangible assets, net of accumulated amortization, primarily consist of acquired patents, completed technology, technology licenses, trade names and customer lists. Intangible assets are being amortized on a straight-line basis over estimated useful lives with remaining lives of one to eight years as of December 31, 2013. Property and equipment, net of accumulated depreciation, primarily consists of office equipment and software, manufacturing equipment, leasehold improvements and other physical assets owned by us. Property and equipment are being depreciated or amortized on a straight-line basis over estimated useful lives ranging from one to fifteen years. We assess impairment of intangible assets and property and equipment whenever conditions indicate that the carrying values of the assets may not be recoverable.

Conditions that would trigger a long-lived asset impairment assessment include, but are not limited to, a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator. If we determine that a long-lived asset impairment assessment is required, we must determine the fair value of the asset. Impairments would be recognized in operating results to the extent that the carrying value exceeds this calculated fair value of the long-lived assets. We determined a triggering event occurred during the third quarter of 2013 and required an analysis of the recoverability of its long-lived assets. After finalizing its analysis, we concluded our long-lived assets were not impaired.

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

We have engaged, and may continue to engage, in restructuring actions, which require us to make significant estimates in several areas including: realizable values of assets made redundant or obsolete; expenses for severance and other employee separation costs; the ability and timing to generate sublease income, as well as our ability to terminate lease obligations at the amounts we have estimated; and other exit costs. Should the actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted. For a description of our restructuring actions, refer to our discussion of restructuring and other charges, net in the Results of Operations section.

Accrued Warranty

We provide for the estimated cost of product warranties at the time revenue is recognized. Our standard product warranty terms generally include repairs or replacement of a product at no additional charge for a specified period of time, which is generally 12 or 24 months after shipment. The workmanship of our products produced by our contract manufacturer is covered under warranties provided by the contract manufacturer for 12 months. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. Our estimated warranty obligation is based upon ongoing product failure rates, internal repair costs, contract manufacturing repair charges for repairs not covered by the contract manufacturer’s warranty, average cost per repair and current period product shipments. If actual product failure rates, repair rates, service delivery costs, or post-sales support costs differ from our estimates, revisions to the estimated warranty liability would be required. Additionally, we accrue warranty costs for specific customer product repairs that are in excess of our warranty obligation calculation described above. Accrued warranty reserves are included in short-term and long-term other accrued liabilities in the accompanying Consolidated Balance Sheets.

Income Taxes

Income tax accounting requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. We record a valuation allowance to reduce deferred tax assets if it is “more likely than not” that all or a portion of the asset will not be realized due to inability to generate sufficient taxable income in the relevant period to utilize the deferred tax asset. Our net deferred tax assets amounted to $3.8 million as of December 31, 2013. We have considered future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would increase the valuation allowance and make a corresponding charge to earnings in the period in which we make such determination. Likewise, if we later determine that we are more likely than not to realize the net deferred tax assets, we would reverse the applicable portion of the previously provided valuation allowance. All future reversals of the valuation allowance would result in a benefit in the period recognized.

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

Stock-based Compensation

We measure stock-based compensation at the grant date, based on the fair value of the award, and recognize expense on a straight-line basis over the employee's requisite service period. For performance-based restricted stock unit awards under the LTIP or the Overlay Plan of the 2007 Stock Plan ("Overlay") the requisite service period is equal to the period of time over which performance objectives underlying the award are expected to be achieved and vested. The number of shares that ultimately vest depends on the achievement of certain performance criteria over the measurement period. Quarterly, we reevaluate the period during which the performance objective will be met and the number of shares expected to vest. The amount of expense recorded each period is based on our estimate of the number of awards that will ultimately vest.

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

The input factors used in the valuation model are based on subjective future expectations combined with management judgment. If there is a difference between the assumptions used in determining stock-based compensation cost and the actual factors which become known over time, we may change the input factors used in determining stock-based compensation costs. These changes may materially impact the results of operations in the event such changes are made. In addition, if we were to modify any awards, additional charges would be taken. If our actual forfeiture rate is materially different from our estimate the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 17 — Employee Benefit Plans of the Notes to the Consolidated Financial Statements for a further discussion on stock-based compensation.

Contingent Consideration

Contingent consideration is recorded at the acquisition date based upon the estimated fair value of the contingent payment for all acquisitions. The fair value of the contingent consideration is remeasured each reporting period with any adjustments in fair value included in our Consolidated Statements of Operations.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") reached final consensus with regard to the "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists". The update is intended to eliminate diversity in practice in the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Current GAAP does not include explicit guidance on this topic. The main provisions of the update provide that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. An exception exists if such deferred tax asset is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from a disallowance of a tax position or if the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose. In such cases the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this update will be applied prospectively. The update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We have historically used this method of accounting; consequently, the change will have no effect on our financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates, foreign currency exchange rates, and equity trading prices, which could affect our financial position and results of operations.

Foreign Currency Risk. We pay the expenses of our international operations in local currencies, namely, the Canadian Dollar, Euro, Chinese Yuan, Indian Rupee, Japanese Yen, Malaysian Ringgit and British Pound Sterling. Our international operations are subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, foreign exchange rate volatility and other regulations and restrictions. Accordingly, future results could be materially and adversely affected by changes in these or other factors. We are also exposed to foreign exchange rate fluctuations as the balance sheets and income statements of our foreign subsidiaries are translated into U.S. Dollars during the consolidation process. Because exchange rates vary, these results, when translated, may vary from expectations and adversely affect overall expected profitability.

Based on our policy, we have established a foreign currency exposure management program which uses derivative foreign exchange contracts to address nonfunctional currency exposures. In order to reduce the potentially adverse effects of foreign currency exchange rate fluctuations, we have entered into forward exchange contracts. These hedging transactions limit our exposure to changes in the U.S. Dollar to the Indian Rupee exchange rates, and as of December 31, 2013 the total notional or contractual value of the contracts we held was $15.3 million. These contracts will mature over the next 17 months.

Holding other variables constant, a 10% adverse fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Indian Rupee would require an adjustment of $1.4 million and increase our Indian Rupee hedge liability as of December 31, 2013, to $1.6 million. A 10% favorable fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Indian Rupee would result in an adjustment of $1.7 million, reversing our Indian Rupee hedge liability and creating a hedge asset as December 31, 2013, in the amount of $1.6 million. We do not expect a 10% fluctuation to have any impact on our operating results as the underlying hedged transactions will move in an equal and opposite direction. If there is an unfavorable movement in the Indian Rupee relative to our hedged positions this would be offset by reduced expenses, after conversion to the U.S. Dollar, associated with obligations paid for in the Indian Rupee.

Convertible Notes. The fair value of the 2015 convertible senior notes is sensitive to interest rate changes as well as changes in our stock price. Interest rate changes would result in an increase or decrease in the fair value of the convertible senior notes due to differences between market interest rates and rates in effect at the inception of the obligation. Fluctuations in our stock price would result in an increase or decrease in the fair value of the convertible senior notes due to the value of the notes derived from the conversion feature. Unless we elect to repurchase our convertible senior notes in the open market, changes in the fair value of the convertible senior notes have no impact on our cash flows or Consolidated Financial Statements. The estimated fair value of the 2015 convertible senior notes was $17.8 million at December 31, 2013.

Item 8. Financial Statements and Supplementary Data

Quarterly Financial Data (unaudited)

	For the Year Ended December 31, 2013				For the Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Revenues	$68,178	$65,438	$54,109	$50,138	$75,487	$77,584	$63,725	$69,300
Gross margin	19,655	19,464	14,166	10,853	23,040	26,651	17,648	20,700
Income (loss) from operations (A)	(5,550)	(3,273)	(11,996)	(13,947)	(4,254)	2,422	(34,324)	(3,590)
Net income (loss) (A)	(6,557)	(4,112)	(12,720)	(26,015)	(4,815)	1,307	(35,111)	(4,855)
Net income (loss) per share:
Basic	$(0.23)	$(0.14)	$(0.44)	$(0.89)	$(0.18)	$0.05	$(1.28)	$(0.18)
Diluted	$(0.23)	$(0.14)	$(0.44)	$(0.89)	$(0.18)	$0.05	$(1.28)	$(0.18)

(A)	The comparability of our income (loss) from operations and net income (loss) per share was affected by the following unusual income or expense items:

•	During the fourth quarter of 2013, the Company incurred a $12.5 million loss associated with the establishment of a valuation allowance against certain of the Company's foreign deferred tax assets.

•
During the first quarter of 2013, the Company recorded a $2.9 million loss associated to the write off of the Company's Security Gateway ("SEG") purchased computer software due to management's decision to abandon future development of this technology.

•	During the first quarter of 2013, the Company recorded a $1.5 million gain associated with the the sale of the Company's OS-9 software assets.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control—Integrated Framework (1992). Based on our assessment, we conclude that, as of December 31, 2013 the Company’s internal control over financial reporting is effective based on those criteria to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of internal control over financial reporting as of December 31, 2013, has been audited by KPMG, LLP, the independent registered public accounting firm who also audited the Company’s Consolidated Financial Statements included in this Item 8, as stated in the report which appears on page 50 hereof.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Radisys Corporation:
We have audited the accompanying consolidated balance sheets of Radisys Corporation and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited Radisys Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Radisys Corporation's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Radisys Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Radisys Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Portland, Oregon
March 14, 2014

RADISYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Years Ended December 31,
	2013	2012	2011
Revenues	$237,863	$286,096	$330,865
Cost of sales:
Cost of sales	165,166	188,513	225,752
Amortization of purchased technology	8,559	9,544	8,348
Total cost of sales	173,725	198,057	234,100
Gross margin	64,138	88,039	96,765
Research and development	45,000	47,739	44,625
Selling, general and administrative	41,210	45,200	52,722
Intangible assets amortization	5,215	5,215	2,922
Impairment of goodwill	—	29,748	—
Restructuring and other charges, net	7,479	(117)	9,980
Gain on the liquidation of a foreign subsidiary	—	—	(2,081)
Loss from operations	(34,766)	(39,746)	(11,403)
Interest expense	(1,220)	(1,722)	(1,870)
Interest income	26	39	99
Other income	1,511	545	513
Loss before income tax expense	(34,449)	(40,884)	(12,661)
Income tax expense (benefit)	14,955	2,590	(11,132)
Net loss	$(49,404)	$(43,474)	$(1,529)
Net loss per share:
Basic	$(1.72)	$(1.60)	$(0.06)
Diluted	$(1.72)	$(1.60)	$(0.06)
Weighted average shares outstanding:
Basic	28,805	27,174	25,413
Diluted	28,805	27,174	25,413

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	For the Years Ended December 31,
	2013	2012	2011
Net loss	$(49,404)	$(43,474)	$(1,529)
Other comprehensive loss:
Translation adjustments	(438)	(325)	(164)
Gain on liquidation of foreign subsidiary	—	—	(2,081)
Adjustment for fair value of hedge derivatives, net of tax	(110)	9	(1,167)
Other comprehensive loss	(548)	(316)	(3,412)
Comprehensive loss	$(49,952)	$(43,790)	$(4,941)

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$25,482	$33,182
Accounts receivable, net	41,359	51,881
Other receivables	2,634	2,394
Inventories, net	24,928	20,071
Inventory deposit, net	481	8,836
Other current assets	4,688	4,248
Deferred tax assets, net	1,121	5,376
Total current assets	100,693	125,988
Property and equipment, net	14,854	17,713
Intangible assets, net	56,510	70,284
Long-term deferred tax assets, net	2,686	11,161
Other assets	1,442	7,248
Total assets	$176,185	$232,394

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,081	$41,191
Accrued wages and bonuses	5,547	7,168
Deferred income	8,167	9,222
Convertible senior notes	—	16,919
Line of credit	15,000	—
Other accrued liabilities	9,978	9,601
Total current liabilities	73,773	84,101
Long-term liabilities:
Convertible senior notes	18,000	18,000
Other long-term liabilities	3,276	4,851
Total long-term liabilities	21,276	22,851
Total liabilities	95,049	106,952
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock — $0.01 par value, 5,664 shares authorized; none issued or outstanding at December 31, 2013 and December 31, 2012	—	—
Common stock — no par value, 100,000 shares authorized; 29,198 and 28,471 shares issued and outstanding at December 31, 2013 and December 31, 2012	309,370	303,724
Accumulated deficit	(229,090)	(179,686)
Accumulated other comprehensive income:
Cumulative translation adjustments	1,731	2,169
Unrealized loss on hedge instruments	(875)	(765)
Total accumulated other comprehensive income	856	1,404
Total shareholders’ equity	81,136	125,442
Total liabilities and shareholders’ equity	$176,185	$232,394

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balances, December 31, 2010	24,351	$266,945	$(134,683)	$5,132	$137,394
Shares issued pursuant to benefit plans	335	1,960	—	—	1,960
Stock based compensation associated with employee benefit plans	—	5,717	—	—	5,717
Vesting of restricted stock units	161	—	—	—	—
Restricted share forfeitures for tax settlements	(45)	(295)	—	—	(295)
Repurchases of common stock	(518)	(3,920)	—	—	(3,920)
Shares issued for acquisition	3,665	30,818	—	—	30,818
Net adjustment for fair value of hedge derivatives, net of taxes	—	—	—	(1,167)	(1,167)
Gain on liquidation of foreign subsidiary	—	—	—	(2,081)	(2,081)
Translation adjustments	—	—	—	(164)	(164)
Net loss for the period	—	—	(1,529)	—	(1,529)
Balances, December 31, 2011	27,949	$301,225	$(136,212)	$1,720	$166,733
Shares issued pursuant to benefit plans	384	1,272	—	—	1,272
Stock based compensation associated with employee benefit plans	—	1,391	—	—	1,391
Vesting of restricted stock units	176	—	—	—	—
Restricted share forfeitures for tax settlements	(38)	(164)	—	—	(164)
Net adjustment for fair value of hedge derivatives, net of taxes	—	—	—	9	9
Translation adjustments	—	—	—	(325)	(325)
Net loss for the period	—	—	(43,474)	—	(43,474)
Balances, December 31, 2012	28,471	$303,724	$(179,686)	$1,404	$125,442
Shares issued pursuant to benefit plans	424	806	—	—	806
Stock based compensation associated with employee benefit plans	—	5,298	—	—	5,298
Vesting of restricted stock units	417	—	—	—	—
Restricted share forfeitures for tax settlements	(114)	(458)	—	—	(458)
Net adjustment for fair value of hedge derivatives, net of taxes	—	—	—	(110)	(110)
Translation adjustments	—	—	—	(438)	(438)
Net loss for the period	—	—	(49,404)	—	(49,404)
Balances, December 31, 2013	29,198	$309,370	$(229,090)	$856	$81,136

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(49,404)	$(43,474)	$(1,529)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	21,748	22,079	16,864
Impairment of goodwill	—	29,748	—
Inventory valuation allowance	3,302	1,232	2,668
Deferred income taxes	703	1,531	(842)
Deferred tax valuation allowance provision (reversal)	12,476	—	(10,350)
Write off of purchased computer software	2,868	—	—
Gain on the sale of purchased computer software	(1,532)	—	—
Gain on the liquidation of a foreign subsidiary	—	—	(2,081)
Gain on sale of property held for sale	(771)	—	—
Stock-based compensation expense	5,298	1,391	5,717
Other	330	1,210	2,250
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	11,119	(2,082)	7,146
Other receivables	(303)	1,005	(1,202)
Inventories	(10,192)	4,864	(9,221)
Inventory deposit	10,349	352	(2,249)
Other current assets	(1,197)	744	451
Accounts payable	(6,013)	3,718	2,629
Accrued wages and bonuses	(1,640)	(3,608)	1,317
Accrued restructuring	1,551	(3,014)	2,148
Deferred income	(1,145)	(2,733)	4,269
Other accrued liabilities	362	(7,352)	(3,177)
Net cash provided by (used in) operating activities	(2,091)	5,611	14,808
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—	(79,298)
Capital expenditures	(6,047)	(11,092)	(8,171)
Proceeds from sale of software assets	1,137	—	—
Proceeds from sale of land	1,415	—	—
Other	—	(68)	(500)
Net cash used in investing activities	(3,495)	(11,160)	(87,969)
Cash flows from financing activities:
Borrowings on line of credit	15,000	—	—
Payments on contingent consideration liability	(447)	—	—
Repayment of convertible notes	(16,919)	(10,081)	(4,875)
Repurchases of common stock	—	—	(3,920)
Proceeds from issuance of common stock	806	1,272	1,646
Other financing activities	(474)	(213)	(923)
Net cash used in financing activities	(2,034)	(9,022)	(8,072)
Effect of exchange rate changes on cash	(80)	(17)	(75)
Net decrease in cash and cash equivalents	(7,700)	(14,588)	(81,308)
Cash and cash equivalents, beginning of period	33,182	47,770	129,078
Cash and cash equivalents, end of period	$25,482	$33,182	$47,770
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,090	$1,347	$1,424
Income taxes	$1,415	$1,202	$806
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for acquisitions	$—	$—	$30,818

The accompanying notes are an integral part of these financial statements.

Note 1 — Nature of Operations

Radisys Corporation (NASDAQ: RSYS) is a provider of wireless infrastructure solutions to the telecom market.  The Company's Media Resource Function ("MRF"), T-Series platform products, and Trillium software coupled with an expert professional services organization enable the Company's customers to bring high-value products and services to the telecom market faster and with lower investment and risk.  By leveraging this telecom expertise, the Company is also able to deliver its products and capabilities into adjacent markets such as aerospace and defense. These products are targeted throughout the telecommunication network from Radio Access Network ("RAN") to the Evolved Packet Core ("EPC") to the IP Multimedia Subsystem ("IMS") and include the following:

•
MRF products, which can be purchased either as a complete product on our own T-Series ATCA platforms (MPX-12000) or as software-only MPX Operating Software ("MPX-OS") when the Company's customers want to leverage other processing platforms, are designed into the IMS core of the network and provide the necessary media processing capabilities required as carriers deploy applications such as audio conferencing, Voice over Long-Term Evolution ("VoLTE"), Rich Communications Services (“RCS”) and video conferencing;

•
T-Series ATCA and Network Appliance products provide the platforms necessary to control and move data in the core of the telecom network enabling networks elements within the EPCs as well as providing a platform for applications such as Deep Packet Inspection ("DPI") and policy management. When these products are combined with the Company's professional service organization of network experts, we believe this technology enables customers to bring to market solutions such as intelligent gateways (security, femto, and LTE gateways) and load balancers, at a cost and time to market advantage when compared to internally developed solutions; and

•
Trillium software is the protocol foundation for a complete turn-key application that enables the linkage between end user wireless devices and small cells as carriers seek to optimize radio access spectrum utilization in both the 3G and LTE networks. Additionally, the Company leverages the same Trillium technology to enable small cell applications in adjacent markets such as aerospace and defense as well as manufacturing and test.

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

Revenue Recognition

Multiple Element Arrangements

A significant portion of the Company's revenue relates to product sales for which revenue is recognized upon shipment, with limited judgment required related to product returns. Title transfer for substantially all product sales occurs upon delivery of products to our customer's freight forwarders. The software elements included in certain components of ATCA systems and MRF products are considered to be functioning together with the non-software elements to provide the tangible product's essential functionality and these arrangements generally include multiple elements such as hardware, technical support services as well as software upgrades or enhancements on a when and if available basis. Arrangements that include multiple elements require significant management judgment to evaluate the effective terms of agreements, the Company's performance commitments and determination of fair value of the various deliverables under the arrangement.

For hardware sales which may include software, ASU 2009-13 provides a fair value hierarchy in order to determine the appropriate relative fair value for each element of an arrangement. When available, the Company uses vendor specific objective evidence (“VSOE”) to determine the estimated fair value of each element of the arrangement. In the absence of VSOE or third−party evidence ("TPE") for a delivered element, the Company then uses an estimated selling price in order to determine fair value. Estimated selling prices represent the Company's best estimate of the price at which it would transact if the deliverables were sold on a standalone basis. For technical support services, the Company generally determines its selling price based on VSOE as supported by substantive renewal rates in the related service agreements. In certain instances where VSOE cannot be established, the Company then relies upon its estimated selling price for such deliverables as TPE is generally not available due to the unique company-specific terms surrounding such service agreements. In establishing an appropriate estimated selling price for these technical support agreements, the Company considered entity specific factors such as its historical and projected costs, historical and projected revenues, and profit objectives. The Company also considered market specific factors when establishing reasonable profit objectives.

Hardware

Revenue from hardware products is recognized in accordance with ASC 605 Revenue Recognition. Under the Company’s standard terms and conditions of sale, the Company transfers title and risk of loss to the customer at the time product is shipped to the customer and revenue is recognized accordingly, unless customer acceptance is uncertain or significant obligations remain. We reduce revenue for estimated customer returns for rotation rights according to agreements with our distributors. The amount of revenues derived from distributors as a percentage of revenues was 14.3%, 16.0% and 24.3% for the years ended December 31, 2013, 2012 and 2011. Revenues associated with distributors are generally recognized upon shipment as the Company has established a sell-to model with distributors. The Company accrues the estimated cost of product warranties, based on historical experience at the time the Company recognizes revenue.

The software elements included in certain components of ATCA systems and MRF products are considered to be functioning together with the non-software elements to provide the tangible product's essential functionality and the Company’s MRF arrangements generally include multiple elements such as hardware and technical support services.

Software licenses and royalties

Revenue from software licenses and royalties is recognized in accordance with ASC 985 Software. The Company recognizes software license revenue at the time of shipment or upon delivery of the software master provided that the revenue recognition criteria have been met and VSOE exists to allocate the total fee to all undelivered elements of the arrangement. The Company defers revenue on arrangements, including specified software upgrades, until the specified upgrade has been delivered. Revenue from customers for prepaid, non-refundable software royalties is recorded when the revenue recognition criteria have been met. Revenue for non-prepaid royalties is recognized at the time we receive reporting from customers as the Company has not established an ability to reliably estimate customer royalties prior to time contractually obligated reporting is received.

Technical support services

Technical support services revenue is recognized as earned on the straight-line basis over the term of the contract. The fair value of the Company’s post-contract support has been determined by renewal rates within the Company’s support agreements, the actual amounts charged to customers for renewal of their support services or based on an estimated selling price.

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

Shipping Costs

The Company’s shipping and handling costs for product sales are included under cost of sales for all periods presented. For the years ended December 31, 2013, 2012 and 2011, shipping and handling costs represented approximately 1% of cost of sales.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs consist primarily of media, display, web, and print advertising, along with trade show costs and product demos and brochures. For the years ended December 31, 2013, 2012 and 2011 advertising costs were $2.0 million, $2.1 million and $2.2 million.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.

Accounts Receivable

Trade accounts receivable are stated net of an allowance for doubtful accounts. An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of customers to make required payments. Management reviews the allowance for doubtful accounts quarterly for reasonableness and adequacy. If the financial condition of the Company’s customers were to deteriorate resulting in an impairment of their ability to make payments, additional provisions for uncollectible accounts receivable may be required. In the event the Company determined that a smaller or larger reserve was appropriate, it would record a credit or a charge in the period in which such determination is made. In addition to specific customer reserves, the Company maintains a non-specific bad debt reserve for all customers. This non-specific bad debt reserve is calculated based on the Company's historical pattern of bad debt write-offs as a percentage of annual revenues, which percentage is then applied to the current rolling four-quarters revenue. The Company’s customers are concentrated in the technology industry and the collection of its accounts receivable are directly associated with the operational results of the industry.

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

Intangible assets with estimable useful lives are amortized on a straight-line basis over their respective estimated life and reviewed for impairment when certain triggering events suggest impairment has occurred. The Company determined a triggering event occurred during the third quarter of 2013 and required an analysis of the recoverability of its long-lived assets. After finalizing its analysis, the Company concluded its long-lived assets were not impaired.

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

Accrued Restructuring

Expenses associated with exit or disposal activities are recognized when probable and estimable because the Company has a history of paying severance benefits. The Company has engaged, and may continue to engage, in restructuring actions, which require the Company to make significant estimates in several areas including: realizable values of assets made redundant or obsolete; expenses for severance and other employee separation costs; the ability and timing to generate sublease income, as well as the Company's ability to terminate lease obligations at the amounts estimated; and other exit costs. Should the actual amounts differ from the estimates, the amount of the restructuring charges could be materially impacted.

Warranty

The Company provides for the estimated cost of product warranties at the time it recognizes revenue. Products are generally sold with warranty coverage for a period of 12 or 24 months after shipment. On a quarterly basis the Company assesses the reasonableness and adequacy of the warranty liability and adjusts such amounts as necessary. Warranty reserves are included in other accrued liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheets as of December 31, 2013 and 2012.

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

Comprehensive Income (Loss)

The Company reports accumulated other comprehensive income (loss) in its Consolidated Balance Sheets. Comprehensive income (loss) includes net income (loss), translation adjustments and unrealized gains (losses) on hedging instruments net of their tax effect. The cumulative translation adjustments consist of unrealized gains (losses) for foreign currency translation.

Stock-Based Compensation

The Company measures stock-based compensation at the grant date, based on the fair value of the award, and recognizes expense on a straight-line basis over the employee's requisite service period. For LTIP and Overlay awards the requisite service period is equal to the period of time over which performance objectives underlying the award are expected to be achieved and vested. The number of LTIP and Overlay shares that ultimately vest depends on the achievement of certain performance criteria over the measurement period. Quarterly, the Company reevaluates the probability that the performance objectives will be met and the number of LTIP and Overlay shares expected to vest. The amount of expense recorded each period for LTIP and Overlay awards is based on the Company's estimate of the number of awards that will ultimately vest.

Net income (loss) per share

Basic earnings (loss) per share amounts are computed based on the weighted average number of common shares outstanding. Diluted earnings per share incorporates the incremental shares issuable upon the assumed exercise of stock options, incremental shares associated with the assumed vesting of restricted stock and the assumed conversion of the Company’s convertible notes, as if the conversion to common shares had occurred at the beginning of the fiscal year and when such conversion would have a dilutive effect. When the conversion of the Company’s convertible notes are dilutive, earnings have been adjusted for interest expense incurred on the convertible notes.

Derivatives

The Company hedges exposure to changes in exchange rates from the US Dollar to the Indian Rupee. These derivatives are recognized on the balance sheet at their fair value. Unrealized gain positions are recorded as other current assets and unrealized loss positions are recorded as other accrued liabilities. Changes in the fair values of the outstanding derivatives that are highly effective are recorded in other comprehensive income until net income (loss) is affected by the variability of the cash flows of the hedged transaction. Hedge ineffectiveness could result when the amount of the Company’s hedge contracts exceed the Company’s forecasted or actual transactions for which the hedge contracts were designed to hedge. Once a hedge contract matures the associated gain (loss) on the contract will remain in other comprehensive income until the underlying hedged transaction affects net income (loss), at which time the gain (loss) will be recorded to the expense line item being hedged, which is primarily cost of sales and R&D. The Company only enters into derivative contracts in order to hedge foreign currency exposure. If the Company entered into a contract for speculative reasons or if the Company’s current hedge position becomes ineffective, changes in the fair values of the derivatives would be recognized in earnings in the current period.

Foreign currency translation

Assets and liabilities of international operations using a functional currency other than the U.S. dollar are translated into U.S. dollars at exchange rates as of December 31, 2013 and 2012. Income and expense accounts are translated into U.S. dollars at the average daily rates of exchange prevailing during the period. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component in shareholders’ equity. Foreign exchange transaction gains and losses are included in other income (expense), net, in the Consolidated Statements of Operations.

Contingent Consideration

Contingent consideration is recorded at the acquisition date based upon the estimated fair value of the contingent payment for all acquisitions. The fair value of the contingent consideration is remeasured each reporting period with any adjustments in fair value included in the Company’s Consolidated Statements of Operations.

Liquidity Outlook

The Company believes that current working capital, plus availability under the line of credit, provides sufficient liquidity to operate the business at normal levels; however, if available liquidity is not sufficient to meet the Company's operating and debt service obligations as they come due, the Company plans to, among others things, pursue alternative financing arrangements or reduce expenditures as necessary to meet cash requirements throughout 2014. Additionally, the Company believes that cash generation in 2014, combined with the borrowing availability under the 2014 Agreement, will enable the Company to repay the outstanding balance of the 2015 convertible senior notes when they mature in February 2015.  If available liquidity is not sufficient to repay outstanding 2015 convertible senior notes, the Company may pursue alternative financing arrangements which may include, extending the maturity date of the 2015 convertible senior on existing notes or repaying the outstanding balance with proceeds from sales of securities under the Company's shelf registration statement. The Company may also divest of certain product lines as it seeks to maximize shareholder value or improve the Company's cash position.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") reached final consensus with regard to the "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The update is intended to eliminate diversity in practice in the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Current GAAP does not include explicit guidance on this topic. The main provisions of the update provide that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. An exception exists if such deferred tax asset is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from a disallowance of a tax position or if the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose. In such cases the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this update will be applied prospectively. The update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company has historically used this method of accounting; consequently, the change will have no effect on the Company's financial position, results of operations or cash flows.

Note 3 — Goodwill
The Company had no Goodwill recorded at December 31, 2013 or 2012. During the third quarter of 2012, the Company determined that indicators of potential impairment existed to require an interim goodwill impairment assessment. These indicators included the recent trading value of the Company's common stock, coupled with overall telecommunications market conditions. As a result, the Company compared its book value to its market capitalization, adjusted for factors such as a control premium and concluded step two of the impairment test should be performed.
The Company estimated the fair value of its single reporting unit using a market approach. The market approach estimates fair value in part on market capitalization plus an estimated control premium paid in acquisitions of publicly traded companies with similar characteristics to the Company. Based on the Company's analysis, the implied fair value of goodwill was lower than its carrying value. As a result, the Company recorded a full impairment charge of $29.7 million against the carrying amount of goodwill and as of December 31, 2012 the Company had no goodwill. The impairment charge is included in "Impairment of goodwill" in the Consolidated Statements of Operations.

Note 4 — Fair Value of Financial Instruments

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

The Company has obligations ("contingent consideration"), to be paid in cash, related to the acquisition of Continuous Computing Corporation ("Continuous Computing") based on the amount of product royalty revenues to be generated by a specified set of contracts associated with certain of Continuous Computing's products over a period of 36 months after closing, which occurred on July 8, 2011. The contingent consideration liability was established at the time of acquisition and is evaluated at the end of each reporting period. As the significant inputs used in determining the fair value are unobservable, this liability is classified within Level 3 of the fair value hierarchy.

The fair value of this contingent consideration is determined by calculating the net present value of the expected payments using significant inputs that are not observable in the market, including revenue projections and discount rates consistent with the level of risk of achievement. The Company developed its own assumptions for the expected product royalty revenues generated under the arrangement. The fair value of the contingent consideration is affected most significantly by changes in the amount and timing of the revenue projections. If the revenue projections increase or decrease the fair value of the contingent consideration will increase or decrease accordingly in amounts that will vary based on the timing of the projected revenues and the timing of the expected payments.

The following table summarizes the fair value measurements as of December 31, 2013 for the Company's financial instruments (in thousands):

	Fair Value Measurements as of December 31, 2013
	Total	Level 1	Level 2	Level 3
Cash surrender value of life insurance contracts (A)	$1,866	$—	$1,866	$—
Deferred compensation liability (A)	(1,276)		(1,276)
Foreign currency forward contracts	(169)	—	(169)	—
Contingent consideration liability	(390)	—	—	(390)
Total	$31	$—	$421	$(390)
(A) During the year ended December 31, 2013, the company terminated its Deferred Compensation Plan. The distribution of plan assets and participant balances and will occur through January 2015 based on participant elections.

The following table summarizes the fair value measurements as of December 31, 2012, for the Company’s financial instruments (in thousands):

	Fair Value Measurements as of December 31, 2012
	Total	Level 1	Level 2	Level 3
Cash surrender value of life insurance contracts	$3,398	—	$3,398	$—
Deferred compensation liability	(1,395)		(1,395)
Foreign currency forward contracts	(297)	—	(297)	—
Contingent consideration liability	(2,541)	—	—	(2,541)
Total	$(835)	$—	$1,706	$(2,541)

The following table summarizes level 3 activity for the Company's contingent consideration liability (in thousands):

Fair Value
Contingent Consideration
Balance at December 31, 2011	$7,594
Additions	—
Decrease in liability due to re-measurement	(5,910)
Accretion	857
Balance at December 31, 2012	$2,541
Additions	—
Decrease in liability due to re-measurement	(1,891)
Payments	(447)
Accretion	187
Balance at December 31, 2013	$390

The Company records all changes in estimates and accretion on the contingent consideration liability to restructuring and other charges, net in the Consolidated Statements of Operations. At December 31, 2013, the entire contingent consideration liability of $0.4 million was recorded in other accrued liabilities on the Consolidated Balance Sheet.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company assessed long-lived assets for impairment during the third quarter of 2013, comparing the undiscounted future cash flow the assets are expected to generate to the carrying value of the assets. The probability-weighted analysis of expected undiscounted future cash flows exceeded the book value of the long lived assets by $63.3 million, or 84%. Key assumptions used in this analysis included revenue growth for the Company's technologies as well as general economic and business conditions.

Note 5 — Accounts Receivable and Other Receivables

Accounts receivable balances consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Accounts receivable, gross	$41,707	$52,660
Less: allowance for doubtful accounts	(348)	(779)
Accounts receivable, net	$41,359	$51,881

Accounts receivable at December 31, 2013 and 2012 consisted of sales to the Company’s customers which are generally based on standard terms and conditions. The Company recorded the following activity in allowance for doubtful accounts (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Allowance for doubtful accounts, beginning of the year	$779	$828	$933
Charged to costs and expenses	(310)	—	51
Less: write-offs, net of recoveries	(121)	(49)	(156)
Remaining allowance, end of the year	$348	$779	$828

As of December 31, 2013 and 2012, other receivables were 2.6 million and $2.4 million. Other receivables consisted primarily of non-trade receivables including receivables for inventory transferred to the Company’s contract manufacturing partners on which the Company does not recognize revenue.

Note 6 — Inventories

Inventories consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Raw materials	$21,127	$10,420
Work-in-process	1,194	605
Finished goods	9,644	11,245
	31,965	22,270
Less: inventory valuation allowance	(7,037)	(2,199)
Inventories, net	$24,928	$20,071

	December 31, 2013	December 31, 2012
Inventory deposit (A)	$1,289	$11,637
Less: inventory deposit valuation allowance	(808)	(2,801)
Inventory deposit, net	$481	$8,836

(A)
Beginning in the third quarter of 2013 the Company modified the inventory deposit arrangement with its contract manufacturing partner. Prior to the modification, the Company was obligated to place a deposit with its contract manufacturer for the cost of excess inventory that had been purchased as a result of the Company's forecasted demand when there was no alternative use. Under the new arrangement, rather than place a deposit with the contract manufacturer, the Company is now obligated to purchase the inventory on consignment. The calculation of excess inventory and its impact on the Company’s cash and reported aggregate inventory levels is the same under the consignment arrangement as it was under the prior deposit arrangement. As of December 31, 2013, the balance of consigned inventory at the Company’s contract manufacturing partner was $10.3 million with the remaining inventory deposit associated with inventory held at the Company’s outsourced hardware repair service provider. The remaining deposit is recorded net of adverse purchase commitment liabilities, and therefore the net balance of the deposit represents inventory the Company believes will be utilized. The deposit will be applied against future adverse purchase commitments owed to the Company's contract manufacturer or reduced based on the usage of inventory. See Note 14 - Commitments and Contingencies for additional information regarding the Company's adverse purchase commitment liability.

Consigned inventory is held at third-party locations, including the Company's contract manufacturing partner and customers. The Company retains title to the inventory until purchased by the third-party. Consigned inventory, consisting of raw materials and finished goods, was $12.0 million and $0.7 million at December 31, 2013 and 2012.

The Company recorded the following charges associated with the valuation of inventory, inventory deposit and the adverse purchase commitment liability for the years ended December 31 (in thousands):

	2013	2012	2011
Inventory, net	$3,302	$1,080	$2,668
Inventory deposit, net	945	926	1,096
Adverse purchase commitments	327	31	733

The following is a summary of the change in the Company’s inventory valuation allowance for the years ended December 31 (in thousands):

	2013	2012
Inventory valuation allowance, beginning of the year	$2,199	$4,640
Usage:
Inventory scrapped	(956)	(3,397)
Inventory utilized	(363)	(696)
Subtotal—usage	(1,319)	(4,093)
Write-downs of inventory valuation	3,665	1,928
Transfer from other liabilities (A)	35	29
Transfer from (to) inventory deposit valuation allowance	2,457	(305)
Inventory valuation allowance, end of the year	$7,037	$2,199

(A)
Transfer from other liabilities is related to obsolete inventory purchased from contract manufacturers during the year which was previously reserved for as an adverse purchase commitment. (Note 10—Other Accrued and Other Long-Term Liabilities and Note 14—Commitments and Contingencies.)

Note 7 — Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Manufacturing equipment	$26,779	$26,560
Office equipment and software	30,745	32,905
Leasehold improvements	5,973	7,155
Property and equipment, gross	63,497	66,620
Less: accumulated depreciation and amortization	(48,643)	(48,907)
Property and equipment, net	$14,854	$17,713

Depreciation expense associated with property and equipment for the years ended December 31, 2013, 2012 and 2011 was $8.0 million, $7.3 million and $5.4 million.

Note 8 — Intangible Assets

The following tables summarize the Company’s total purchased intangible assets (in thousands):

	Gross	Accumulated Amortization	Net
December 31, 2013
Purchased technology	$114,754	$(79,189)	$35,565
Patents	6,472	(6,472)	—
Customer lists	37,000	(21,997)	15,003
Trade names	11,536	(5,594)	5,942
Backlog	2,127	(2,127)	—
Total intangible assets	$171,889	$(115,379)	$56,510
December 31, 2012
Purchased technology	$114,754	$(70,815)	$43,939
Patents	6,472	(6,450)	22
Customer lists	37,000	(17,543)	19,457
Trade names	11,536	(4,670)	6,866
Backlog	2,127	(2,127)	—
Total intangible assets	$171,889	$(101,605)	$70,284

Intangible assets amortization expense was $13.8 million, $14.8 million and $11.3 million for the years ended December 31, 2013, 2012 and 2011. The Company’s purchased intangible assets have remaining useful lives of one to eight years as of December 31, 2013. The Company reviews for impairment all of its purchased intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The estimated future amortization expense of purchased intangible assets as of December 31, 2013 is as follows (in thousands):

For the Years Ending December 31,	Estimated Intangible Amortization Amount
2014	$13,281
2015	12,901
2016	12,747
2017	10,714
2018	4,870
Thereafter	1,997
Total estimated future amortization expense	$56,510

Note 9 — Restructuring and Other Charges

The following table summarizes the Company's restructuring and other gains and charges as presented in the Consolidated Statement of Operations (in thousands):

	December 31, 2013	December 31, 2012
Employee-related restructuring expenses	$5,463	$2,769
Fair value adjustments to contingent consideration liability	(1,740)	(5,052)
Facility reductions	602	1,590
Write off of purchased computer software	2,868	—
Net gain from sale of OS-9 software assets	(1,532)	—
Integration-related expenses	1,039	576
Non-recurring legal expenses	779	—
Restructuring and other charges, net	$7,479	$(117)

Restructuring and other charges may include costs from non-recurring events such as costs incurred for employee severance, acquisition or divestiture activities, excess facility costs, certain legal costs, asset related charges and other expenses associated with business restructuring activities.

During the year ended December 31, 2013, the Company recorded the following restructuring and other charges:

•
$5.5 million net expense for the severance of 203 employees, primarily related to Shanghai and Penang site reductions and severance for named executives, net of reductions resulting from changes in previously estimated amounts for employee severance and associated payroll costs;

•	$2.9 million expense relating to the write off of the Company's Security Gateway ("SEG") purchased computer software resulting from management's decision to abandon this technology;

•	$1.7 million gain resulting from the decrease in fair value of the Continuous Computing contingent consideration liability;

•	$1.5 million net gain from the sale of the Company's OS-9 software assets;

•
$1.0 million net expense principally associated with asset write-offs, legal fees, and personnel overlap resulting from resource consolidation primarily associated with our Shanghai and Penang site reductions;

•	$0.6 million net lease abandonment expense primarily resulting from a lease abandonment charge resulting from the shuttering of our San Diego facility; and

•	$0.8 million legal expenses associated with a non-operating strategic project.

During the year ended December 31, 2012, the Company recorded the following restructuring and other charges:

•
$2.8 million net expense for the severance of employees, including a $0.9 million contractual severance benefit provided to our former Chief Executive Officer, and severance paid to other executive officers, net of reductions resulting from changes in previously estimated amounts for employee severance and associated payroll costs;

•	$5.1 million gain due to the decrease in fair value of the Continuous Computing contingent consideration liability;

•	$1.6 million net expense resulting from facilities rationalization in certain North American sites; and

•	$0.6 million expense related to expenses incurred related to the integration and acquisition of Continuous Computing.

Accrued restructuring, which is included in other accrued liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheets as of December 31, 2013 and 2012, consisted of the following (in thousands):

	Severance, payroll taxes and other employee benefits	Facility reductions	Total
Balance accrued as of December 31, 2012	$198	$990	$1,188
Additions	5,599	943	6,542
Reversals	(136)	(341)	(477)
Expenditures	(3,875)	(631)	(4,506)
Balance accrued as of December 31, 2013	$1,786	$961	$2,747

Of the $2.7 million and $1.2 million accrued restructuring balance at December 31, 2013 and 2012, $0.6 million is included in other long-term liabilities on the Consolidated Balance Sheets as of December 31, 2013. These amounts represent the long-term portion of accrued lease abandonment charges. The remaining balances are presented in other accrued liabilities on the Consolidated Balance Sheets.

The Company evaluates the adequacy of the accrued restructuring charges on a quarterly basis. Reversals are recorded in the period in which the Company determines that expected restructuring obligations are less than the amounts accrued.

Note 10 — Other Accrued and Other Long-Term Liabilities

Other accrued liabilities consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Accrued restructuring	$2,105	$567
Accrued warranty reserve	2,599	3,148
Contingent consideration liability	390	836
Deferred compensation plan liability	1,276	1,395
Adverse purchase commitments	632	375
Income tax payable, net	508	318
Other	2,468	2,962
Other accrued liabilities	$9,978	$9,601

Other long-term liabilities consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Accrued restructuring	$642	$621
Accrued warranty reserve	729	806
Contingent consideration liability	—	1,705
Other	1,905	1,719
Other long-term liabilities	$3,276	$4,851

Note 11 — Short-Term Borrowings

Silicon Valley Bank

The Company has a $35.0 million secured revolving line of credit agreement (as amended, the "Agreement") with Silicon Valley Bank ("SVB") with a stated maturity date of July 28, 2016. On November 1, 2013 the Agreement was amended to reduce the total size of the secured revolving credit facility from $40.0 million to $35.0 million, revise the minimum two quarter rolling EBITDA financial covenant for the quarters ended September 30, 2013, December 31, 2013, and March 31,

2014 and modify certain terms within the liquidity ratio, all of which revisions are reflected herein. On February 11, 2014 the Agreement was amended to revise the minimum two quarter rolling EBITDA financial covenant for the quarter ended December 31, 2013 which revisions are reflected herein.

The secured revolving credit facility is available for cash borrowings and is subject to a borrowing formula based upon eligible accounts receivable and EBITDA (as defined in the Agreement) non-formula thresholds. Eligible accounts receivable include 80% of domestic and 65% of foreign accounts receivable (70% in certain cases) for our U.S. companies, limited to concentration by certain customers, not greater than 60 days past due and no greater than 120 days from original invoice date. EBITDA non-formula availability is $15.0 million when two rolling quarters EBITDA is $9.0 million or greater and $10.0 million when two rolling quarters EBITDA is $6.0 million or greater but less than $9.0 million. Borrowings under the Agreement bear interest based on a debt to EBITDA ratio where EBITDA is calculated on a rolling four quarter basis. The calculation of interest under the Agreement is as follows:

•	Debt to EBITDA ratio less than 2.0:1.0 - LIBOR, which was 0.18% as of December 31, 2013, plus 2.00%;

•	Debt to EBITDA ratio less than 3.0:1.0, but more than or equal to 2.0:1.0 - LIBOR plus 2.25%;

•	Debt to EBITDA more than or equal to 3.0:1.0 - LIBOR plus 2.50%.

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

The Agreement requires the Company to make and maintain certain financial covenants, representations, warranties and other agreements that are customary in credit agreements of this type. The Agreement also requires the Company to maintain the following specific financial covenants:

•
minimum monthly liquidity ratio of 1.25 at the end of intra-quarter months and 1.50 at the end of quarter end months. The liquidity ratio is defined as cash, cash equivalents and short term investments (with cash and cash equivalents held by the Company's foreign subsidiaries not to exceed $10.0 million and excluding any investments held by the Company's foreign subsidiaries) plus eligible accounts receivable, divided by the sum of obligations owing to SVB under the Agreement;

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

•
minimum two quarter rolling EBITDA (earnings before interest, taxes, depreciation, amortization, stock based compensation, non-cash restructuring charges (as defined in the Agreement) and cash restructuring charges not to exceed $12.0 million cumulatively during 2013 and 2014 combined) of $2.0 million for the quarter ending September 30, 2013, $(4.0) million for the quarter ending December 31, 2013, $2.0 million for the quarter ending March 31, 2014, $6.0 million for the quarters ending June 30, 2014, September 30, 2014 and December 31, 2014 and $9.0 million in subsequent quarters; and

•	capital expenditures may not exceed $11.0 million during the period January 1, 2013 to December 31, 2013 and $8.0 million in subsequent years.

As of December 31, 2013 and 2012, the Company had outstanding balances of $15.0 million and $0.0 million issued on its behalf under the Agreement. At December 31, 2013, the Company had $7.9 million of total borrowing availability remaining under the Agreement. After giving effect to the amendment to the Agreement, the Company was in compliance with all covenants under the Agreement.

On March 14, 2014, the Company entered into an amended and restated $25.0 revolving line of credit agreement with SVB (the "2014 Agreement") that replaces the Agreement and has a stated maturity date of July 28, 2016. The secured revolving credit facility under the 2014 Agreement is available for cash borrowings and is subject to a borrowing formula based upon eligible accounts receivable. Eligible accounts receivable include 80% of domestic and 65% of foreign accounts receivable(80% in certain cases), in each case, not greater than 60 days past original invoice date. The secured revolving credit facility also includes a letter of credit sublimit (subject to the borrowing formula) of $1,000,000. The interest rate is dependent upon a liquidity threshold (the "Liquidity Threshold"), which is defined in the 2014 Agreement as $15.0 million, with the exception of the last month end of each quarter, where it is defined as $20.0 million. Liquidity is calculated under the 2014

Agreement as unrestricted cash plus unused availability on the revolving line of credit; however if the 2015 convertible senior notes are not renewed or refinanced 120 days prior to their maturity date, which is February 15, 2015, Liquidity (for purposes of testing against the Liquidity Threshold) will be reduced by the outstanding principal amount of the 2015 convertible senior notes. The calculation of interest under the 2014 Agreement is as follows:

•	When Liquidity is above the Liquidity Threshold, the interest rate is the prime rate (as published in Wall Street Journal) plus 0.75%;

•	When Liquidity is below the Liquidity Threshold, the interest rate is the prime rate (as published in Wall Street Journal) plus 2.25%;

The Company is required to make interest payments monthly. The Company was further required to pay a loan modification fee of $35,000 and will be required to pay a commitment fee equal to $35,000 on July 29, 2014 and annually thereafter. Under the 2014 Agreement the Company is required to pay the higher of actual monthly interest incurred or the interest equivalent of $10.0 million in average monthly borrowings. If the Company terminates the commitment under the 2014 Agreement prior to the maturity date, the Company is required to pay a cancellation fee equal to 1.5% of the commitment under the 2014 Agreement.

The 2014 Agreement requires the Company to make certain representations, warranties and other agreements that are customary in credit agreements of this type. The 2014 Agreement also includes a financial covenant that requires the Company to maintain minimum Liquidity of $10.0 million tested monthly.

Note 12 — Convertible Debt

2013 Convertible Senior Notes

On February 15, 2013, the Company repaid at maturity the entire outstanding balance of the 2.75% convertible senior notes due 2013 (the "2013 convertible senior notes") in accordance with the terms thereof.

2015 Convertible Senior Notes

On June 20, 2012, the Company entered into subscription agreements with certain holders of the Company's 2013 convertible senior notes. Pursuant to the subscription agreements, on June 29, 2012 the Company exchanged $18.0 million aggregate principal amount of the 2013 convertible senior notes for $18.0 million aggregate principal amount of the Company's 2015 convertible senior notes. The 2015 convertible senior notes mature on February 15, 2015 and have a coupon rate of 4.5%. Holders of the 2015 convertible senior notes may convert their notes into a number of shares of the Company's common stock determined as set forth in the indenture governing the notes at their option on any day to and including the business day prior to the maturity date. The 2015 convertible senior notes are initially convertible into 117.2333 shares of the Company's common stock per $1,000 principal amount of the notes (which is equivalent to a conversion price of approximately $8.53 per share), subject to adjustment upon the occurrence of certain events. Upon the occurrence of a fundamental change, holders of the 2015 convertible senior notes may require the Company to repurchase some or all of their notes for cash at a price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any. In addition, if certain fundamental changes occur, the Company may be required in certain circumstances to increase the conversion rate for any 2015 convertible senior notes converted in connection with such fundamental changes by a specified number of shares of the Company's common stock. The 2015 convertible senior notes are the Company's general unsecured obligations and rank equal in right of payment to all of its existing and future senior indebtedness, and senior in right of payment to the Company's future subordinated debt. The Company's obligations under the 2015 convertible senior notes are not guaranteed by, and are effectively subordinated in right of payment to all existing and future obligations of its subsidiaries and are effectively subordinated in right of payment to its future secured indebtedness to the extent of the assets securing such debt.

As of December 31, 2013 and 2012, the Company had outstanding 2013 and 2015 convertible senior notes with a combined face value of $18.0 million and $34.9 million. Of these balances $0.0 million and $16.9 million were classified as current liabilities in the Consolidated Balance Sheets at December 31, 2013 and 2012. As of December 31, 2013 and 2012, the estimated fair value of the Company's 2015 convertible senior notes was $17.8 million and $17.7 million.

The following table outlines the effective interest rate, contractually stated interest costs, and costs related to the amortization of issuance costs for the Company's 2013 and 2015 convertible senior notes:

	Years Ended
	December 31,
	2013	2012	2011
Effective interest rate of 2013 convertible senior notes	NA	3.73%	3.64%
Effective interest rate of 2015 convertible senior notes	4.50%	4.50%	NA
Contractually stated interest costs	$810	$1,289	$1,372
Amortization of interest costs	$43	$398	$501

Note 13 — Hedging

The Company’s business activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates. The Company manages these risks through the use of forward exchange contracts, designated as foreign-currency cash flow hedges, in an attempt to reduce the potentially adverse effects of foreign currency exchange rate fluctuations that occur in the normal course of business. As such, the Company’s hedging activities are employed solely for risk management purposes. All hedging transactions are conducted with, in the opinion of management, financially stable and reputable financial institutions. As of and for the years ended December 31, 2013 and 2012, the only hedge instruments executed by the Company were associated with its exposure to fluctuations in the Indian Rupee which result from obligations such as payroll and rent paid in Rupees.

These derivatives are recognized on the balance sheet at their fair value. Unrealized gain positions are recorded as other current assets and unrealized loss positions are recorded as other current liabilities. Changes in the fair values of the outstanding derivatives that are highly effective are recorded in other comprehensive income until net income is affected by the variability of the cash flows of the hedged transaction. Hedge ineffectiveness could result when the amount of the Company’s hedge contracts exceed the Company’s forecasted or actual transactions for which the hedge contracts were designed to hedge. Once a hedge contract matures, the associated gain (loss) on the contract will remain in other comprehensive income until the underlying hedged transaction affects net income (loss), at which time the gain (loss) will be recorded to the expense line item being hedged, which is primarily within Cost of Sales and R&D. The Company only enters into derivative contracts in order to hedge foreign currency exposure, which contracts do not exceed two years from inception. If the Company entered into a contract for speculative reasons or if the Company’s current hedge position becomes ineffective, changes in the fair values of the derivatives would be recognized in earnings in the current period.

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives are expected to remain highly effective in future periods. For the years ended December 31, 2013 and 2012 the Company had no hedge ineffectiveness.

During the year ended December 31, 2013, the Company entered into 33 new foreign currency forward contracts, with total contractual values of $12.8 million. During the year ended December 31, 2012, the Company entered into 83 new foreign currency forward contracts, with total contractual values of $13.3 million.

A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments designated as cash flow hedges at December 31, 2013 is as follows (in thousands):

	Contractual / Notional Amount	Consolidated Balance Sheet Classification	Estimated Fair Value
			Asset	(Liability)
Foreign currency forward exchange contracts	$15,328	Other accrued liabilities	$—	$(169)

A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments designated as cash flow hedges at December 31, 2012 is as follows (in thousands):

	Contractual / Notional Amount	Consolidated Balance Sheet Classification	Estimated Fair Value
			Asset	(Liability)
Foreign currency forward exchange contracts	$13,986	Other current assets	$—	$(297)

The effect of derivative instruments on the Consolidated Financial Statements for the year ended December 31, 2013 was as follows (in thousands):

		Ineffective Portion
Consolidated Statements of Operations Classification of Gain Reclassified from Accumulated Other Comprehensive Income	Hedge Gain Reclassified from Accumulated Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Recognized	Hedge Gain (Loss) Recognized
Cost of sales	$498	None	$—
Research and development	544	None	—
Selling, general and administrative	158	None	—

The effect of derivative instruments on the Consolidated Financial Statements for the year ended December 31, 2012 was as follows (in thousands):

Effective Portion		Ineffective Portion
Consolidated Statements of Operations Classification of Gain Reclassified from Accumulated Other Comprehensive Income	Hedge Gain Reclassified from Accumulated Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Recognized	Hedge Gain (Loss) Recognized
Cost of sales	$286	None	$—
Research and development	183	None	—
Selling, general and administrative	87	None	—

The effect of derivative instruments on the Consolidated Financial Statements for the year ended December 31, 2011 was as follows (in thousands):

Effective Portion		Ineffective Portion
Consolidated Statements of Operations Classification of Gain Reclassified from Accumulated Other Comprehensive Income	Hedge Gain Reclassified from Accumulated Other Comprehensive Income	Consolidated Statement of Operations Classification of Gain (Loss) Recognized	Hedge Gain (Loss) Recognized
Cost of sales	$41	None	$—
Research and development	322	None	—
Selling, general and administrative	123	None	—

The following is a summary of changes to comprehensive income (loss) associated with the Company's hedging activities (in thousands):

	December 31, 2013	December 31, 2012	December 31, 2011
Beginning balance of unrealized loss on forward exchange contracts	$(765)	$(774)	$393
Other comprehensive loss before reclassifications	(1,310)	(547)	(1,653)
Amounts reclassified from other comprehensive income	1,200	556	486
Other comprehensive income (loss)	(110)	9	(1,167)
Ending balance of unrealized loss on forward exchange contracts	$(875)	$(765)	$(774)

Over the next twelve months, the Company expects to reclassify into earnings a loss of approximately $0.8 million currently recorded as other comprehensive income, as a result of the maturity of currently held forward exchange contracts.

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

Note 14 — Commitments and Contingencies

Operating Leases

Radisys is obligated under non-cancelable operating leases for certain facilities, office equipment, and vehicles. Future minimum lease payments with initial or remaining non-cancelable lease terms in excess of one year, at December 31, 2013, were as follows (in thousands):

For the Years Ending December 31,	Future Minimum Lease Payments
2014	$2,802
2015	2,764
2016	1,694
2017	782
2018	497
2019 and thereafter (through 2020)	769
Total future minimum lease commitments	$9,308

Rent expense totaled $4.2 million, $5.4 million and $4.8 million for the years ended December 31, 2013, 2012 and 2011.

Adverse Purchase Commitments

The Company is contractually obligated to place a deposit with its contract manufacturer for the cost of excess inventory used in the manufacture of the Company’s products, if there is no alternative use. This liability, referred to as adverse purchase commitments, is provided for in other accrued liabilities in the accompanying Consolidated Balance Sheets. Estimates for adverse purchase commitments are derived from reports received on a quarterly basis from the Company’s contract manufacturer. Increases to this liability are charged to cost of goods sold. When and if the Company takes possession of inventory reserved for in this liability, the liability is transferred from other accrued liabilities (Note 10 — Other Accrued and Other Long-Term Liabilities) to the excess and obsolete inventory valuation allowance (Note 6 — Inventories).

In November 2013, the Company notified its existing contract manufacturer of the Company's intent to transition manufacturing to another contract manufacturer co-located with the Company's Shenzhen site. Upon notification of intent to terminate the relationship, the manufacturing agreement contractually obligates the Company to purchase all inventories in excess of ninety days demand. As of December 31, 2013 the existing contract manufacturer has yet to invoke this clause and therefore an inventory deposit and offsetting liability have not been reflected on the Consolidated Balance Sheets to account for the additional potential inventory deposit. The value of the potential liability in excess of the current adverse purchase commitment was $5.1 million at December 31, 2013.

Guarantees and Indemnification Obligations

As permitted under Oregon law, the Company has agreements whereby it indemnifies its officers, directors and certain finance employees for certain events or occurrences while the officer, director or employee is or was serving in such capacity at the request of the Company. The term of the indemnification period is for the officer’s, director’s or employee’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. To date, the Company has not incurred any costs associated with these indemnification agreements and, as a result, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2013.

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

Accrued Warranty

The Company provides for the estimated cost of product warranties at the time it recognizes revenue. Products are generally sold with warranty coverage for a period of 12 or 24 months after shipment. Parts and labor are covered under the terms of the warranty agreement. The workmanship of the Company’s products produced by the contract manufacturer is covered under warranties provided by the contract manufacturer for 12 months. The warranty provision is based on historical experience by product family. The Company engages in product quality programs and processes, including actively monitoring and evaluating the quality of its components suppliers; however ongoing failure rates, material usage and service delivery costs incurred in correcting product failure, as well as specific product class failures out of the Company’s baseline experience, affect the estimated warranty obligation. If actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.

The following is a summary of the change in the Company’s warranty accrual reserve (in thousands):

	For the Years Ended December 31,
	2013	2012
Warranty liability balance, beginning of the year	$3,954	$3,438
Product warranty accruals	3,131	5,332
Adjustments for payments made	(3,757)	(4,816)
Warranty liability balance, end of the year	$3,328	$3,954

At December 31, 2013 and 2012, $2.6 million and $3.1 million of the warranty liability balance are included in other accrued liabilities and $0.7 million and $0.8 million are included in other long-term liabilities in the accompanying Consolidated Balance Sheets.

Note 15 — Basic and Diluted Loss per Share

A reconciliation of the numerator and the denominator used to calculate basic and diluted loss per share is as follows (in thousands, except per share amounts):

	For the Years Ended December 31,
	2013	2012	2011
Numerator—Basic
Net loss, basic	$(49,404)	$(43,474)	$(1,529)
Numerator—Diluted
Net loss, basic	$(49,404)	$(43,474)	$(1,529)
Interest on convertible senior notes, net of tax benefit (B)	—	—	—
Net loss, diluted	$(49,404)	$(43,474)	$(1,529)
Denominator—Basic
Weighted average shares used to calculate net loss per share, basic	28,805	27,174	25,413
Denominator—Diluted
Weighted average shares used to calculate net loss per share, basic	28,805	27,174	25,413
Effect of escrow shares (A)	—	—	—
Effect of convertible notes (B)	—	—	—
Effect of dilutive restricted stock (C)(D)	—	—	—
Effect of dilutive stock options (C)	—	—	—
Weighted average shares used to calculate net loss per share, diluted	28,805	27,174	25,413
Net loss per share:
Basic	$(1.72)	$(1.60)	$(0.06)
Diluted	$(1.72)	$(1.60)	$(0.06)

(A)
For the year ended December 31, 2013 there were no contingently issuable escrow shares outstanding. For the years ended December 31, 2012 and 2011, 0.7 million and 1.3 million contingently issuable escrow shares were excluded from the calculation as their effect would have been anti-dilutive.

(B)	The following as-if converted shares associated with the Company’s 2013 and 2015 convertible senior notes were excluded from the calculation as their effect would be anti-dilutive (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
2013 convertible senior notes	—	2,450	3,454
2015 convertible senior notes	2,110	1,067	—
Total as-if converted shares excluded	2,110	3,517	3,454

(C)	The following shares, by equity award type, were excluded from the calculation, as their effect would have been anti-dilutive (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Stock options	3,465	2,555	2,900
Restricted stock units	335	527	510
Performance based restricted stock units (D)	193	—	—
Total equity award shares excluded	3,993	3,082	3,410

(D) For the years ended December 31, 2013, 2012 and 2011 the Company excluded restricted shares of 1.5 million, 2.3 million, and 0.8 million granted under the LTIP as the performance criteria required for issuance of the awards was not satisfied as of these dates.

Note 16 — Income Taxes

The income tax provision consists of the following (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Current provision:
Federal	$—	$—	$—
State	(70)	122	38
Foreign	2,299	1,252	271
Total current provision	2,229	1,374	309
Deferred provision (benefit):
Federal	—	(65)	(9,451)
State	—	(3)	(74)
Foreign	12,726	1,284	(1,916)
Total deferred provision (benefit)	12,726	1,216	(11,441)
Total income tax provision (benefit)	$14,955	$2,590	$(11,132)

The income tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate to pretax income as a result of the following differences (dollar amounts in thousands):

	For the Years Ended December 31,
	2013		2012		2011
	$	%	$	%	$	%
Statutory federal tax (benefit) rate	$(12,057)	35.0%	$(14,309)	35.0%	$(4,431)	35.0%
Increase (decrease) in rates resulting from:
State taxes	(347)	1.0	(266)	0.7	(131)	1.0
Foreign dividend	1,938	(5.6)	6,754	(16.5)	—	—
Goodwill impairment expense and (benefit) from acquisitions	—	—	9,377	(22.9)	(81)	0.6
Valuation allowance	32,784	(95.2)	3,725	(9.1)	(5,524)	43.6
Taxes on foreign income that differ from U.S. tax rate	(8,507)	24.7	(2,796)	6.8	(2,888)	22.8
Tax credits	(252)	0.7	(304)	0.7	(737)	5.8
Non-deductible stock-based compensation expense	1,596	(4.6)	1,812	(4.4)	1,275	(10.1)
Earnout liability fair value adjustment	(596)	1.7	(1,768)	4.3	—	—
Transaction costs	—	—	—	—	1,183	(9.3)
Other	396	(1.2)	365	(0.9)	202	(1.5)
Effective tax rate	$14,955	(43.5)%	$2,590	(6.3)%	$(11,132)	87.9%

The components of deferred taxes consist of the following (in thousands):

	December 31, 2013	December 31, 2012
Deferred tax assets:
Accrued warranty	$1,166	$1,136
Inventory	2,952	1,734
Restructuring accrual	317	119
Net operating loss carryforwards	52,248	40,547
Tax credit carryforwards	24,692	25,256
Stock-based compensation	2,490	2,696
Capitalized research and development	144	556
Fixed assets	2,437	2,179
Goodwill	3,358	4,464
Other	5,005	5,723
Total deferred tax assets	94,809	84,410
Less: valuation allowance	(82,995)	(50,200)
Net deferred tax assets	11,814	34,210
Deferred tax liabilities:
Intangible assets	(7,514)	(17,286)
Other	(493)	(387)
Total deferred tax liabilities	(8,007)	(17,673)
Total net deferred tax assets	$3,807	$16,537

At December 31, 2013, the Company's unrecognized tax benefits associated with uncertain tax positions were $3.4 million, of which $3.0 million, if recognized, would favorably affect the effective tax rate.

The Company's ongoing practice is to recognize potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. During 2013, the Company recognized a net increase of approximately $22,000 in potential interest and penalties associated with uncertain tax positions in the Consolidated Statements of Operations. The Company had approximately $0.4 million and $0.3 million of interest and penalties associated with uncertain tax positions at December 31, 2013, which are excluded from the unrecognized tax benefits table below.

The Company’s total amounts of unrecognized tax benefits at the beginning and end of the period are as follows (in thousands):

Total
Balance as of December 31, 2011	$2,878
Additions based on tax positions related to the current year	42
Additions for tax positions of prior years	260
Reductions for tax positions of prior years	(169)
Reductions as a result of a lapse of applicable statute of limitations	—
Other	—
Balance as of December 31, 2012	$3,011
Additions based on tax positions related to the current year	532
Additions for tax positions of prior years	281
Reductions for tax positions of prior years	(102)
Reductions as a result of a lapse of applicable statute of limitations	(70)
Other	(206)
Balance as of December 31, 2013	$3,446

The Company and its subsidiaries are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company's statutes of limitations are closed for all federal and state income tax years before 2010 and 2009. The statutes of limitations for the Company's other foreign subsidiaries are closed for all income tax years before 2006. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses and credits were generated and carried forward, and make adjustments up to the net operating loss and credit carryforward amounts. It is reasonably possible that the Company's uncertain tax positions, including interest and penalties, could decrease by approximately $0.4 million in the next twelve months.

During 2011 a Canada Revenue Agency (“CRA”) examination was effectively settled when the Company agreed to the proposed adjustments issued by that CRA. The effective settlement did not have a significant impact on the Company's financial statements.

The Company is currently under examination in India. The periods covered by the examination are the Company's assessment years 2006 through 2008 and 2010. The examination is in various stages of appellate proceedings and all material uncertain tax positions associated with the examination have been taken into account in the ending balance of the unrecognized tax benefits at December 31, 2013.

The Company has recorded valuation allowances of $83.0 million and $50.2 million as of December 31, 2013 and 2012. This represents a full valuation allowance against the Company's U.S. net deferred tax assets as well as a partial valuation allowance against the Company's Canadian net deferred tax assets. During 2013 the Company recognized the partial valuation allowance against Company's Canadian net deferred tax assets in the amount of $12.5 million due to expected changes in the nature of the Company's operations in Canada. In evaluating its valuation allowance, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance.

At December 31, 2013 the Company had total available federal and state net operating loss carryforwards of approximately $144.8 million and $84.0 million. The federal and state net operating loss carryforwards expire between 2017 and 2033. The net operating losses from acquisitions are stated net of limitations pursuant to Section 382 of the Internal Revenue Code. The Company also had net operating loss carryforwards of approximately $3.6 million from the United Kingdom (“U.K.”) and China. The U.K. tax losses may be carried forward indefinitely provided certain requirements are met. The Chinese tax losses may be carried forward 5 years.

The Company had federal and state research and development tax credit and other federal credit carryforwards of approximately $17.6 million at December 31, 2013, to reduce future income tax liabilities.  The federal and Oregon credits expire between 2014 and 2013.  The California research and development credits do not expire.  The credits from acquisitions are stated net of limitations pursuant to Section 383 of the Internal Revenue Code.  The Company's Canadian subsidiary also had approximately $5.5 million in investment tax credit, $15.3 million of unclaimed scientific research and experimental expenditures to be carried forward and applied against future income in Canada.

Realization of the Company's foreign deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of the net operating loss and tax credit carryforwards. Although realization is not assured, management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the balance of the deferred tax assets, net of the valuation allowance, as of December 31, 2013. The amount of the net deferred tax assets that is considered realizable, however, could be reduced if estimates of future taxable income during the carryforward periods are reduced. Should management determine that the Company would not be able to realize all or part of the net deferred tax assets in the future, adjustments to the valuation allowance for deferred tax assets may be required.

During 2013, the Company repatriated $0.8 million in cash from certain foreign subsidiaries. The company has provided a deferred tax liability of $0.8 million related to $2.2 million of unremitted earnings of certain foreign subsidiaries. The Company plans to indefinitely reinvest the earnings of certain foreign subsidiaries. Should the Company repatriate any foreign earnings from the remaining subsidiaries in the future, it may be required to establish an income tax liability and recognize additional income tax expense related to such earnings. The Company has indefinitely reinvested approximately $13.2 million of undistributed earnings from the foreign subsidiaries at December 31, 2013. Such earnings would be subject to U.S. taxation if repatriated to the U.S.

Pretax book loss from domestic operations for the fiscal years 2013, 2012, and 2011 was $46.5 million, $55.8 million, and $23.2 million. Pretax book income from foreign operations for the fiscal years 2013, 2012, and 2011 was $12.0 million, $14.9 million, and $10.5 million.

Note 17 — Employee Benefit Plans

Stock-Based Employee Benefit Plans

Equity instruments are granted to employees, directors and consultants in certain instances, as defined in the respective plan agreements.

Stock Options and Restricted Stock Awards

On May 15, 2007, the Company's shareholders approved the 2007 Stock Plan (as amended, the "2007 Stock Plan") which provides for issuance of stock options, restricted shares, restricted stock units and performance-based awards. Under the 2007 Stock Plan, 6,200,000 shares have been reserved and authorized for issuance to any non-employee directors and employees. The 2007 Stock Plan provides the Board of Directors discretion in creating employee equity incentives. Unless otherwise stipulated in the plan document, the Board of Directors determines stock option exercise prices, which may not be less than the fair value of Radisys common stock at the date of grant, vesting periods and the expiration periods which are a maximum of 10 years from the date of grant for certain awards.

On August 17, 2010, the shareholders approved the LTIP. The LTIP provides for the grants of awards payable in shares of common stock upon the achievement of performance goals set by the Company’s Compensation and Development Committee (“the Committee”). The number of shares of the Company’s common stock initially reserved for issuance under the LTIP is 2,000,000 shares with a maximum of 500,000 shares in any calendar year to one participant.

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
In accordance with the Continuous Computing merger agreement, unvested options pursuant to the Continuous Computing plans were required to be converted into multiple awards on the acquisition date, with the resulting awards becoming non-contingent and contingent options of the Company. Both the non-contingent and contingent awards continue to vest under the original service conditions of the awards. However, the contingent awards contain post-vesting restrictions tied to payment of certain merger contingencies such as the earn-out and indemnification agreements. The assumed options were valued using a Black-Scholes option-pricing model. In addition, the Company utilized the Finnerty Asian Put Option Approach to estimate the discount associated with the post-vesting restrictions for the contingent options. The resulting discount applied was 10%.
On September 4, 2012, the Committee approved 291,375 performance based restricted stock awards under the Overlay Plan based on attainment of the performance goals at maximum levels. The Overlay provides for the grants of awards payable in shares of common stock upon the achievement of performance goals set by the Committee. The awards had four separate quarterly performance achievement dates in 2013 and vest one year after they are earned.

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

As of December 31, 2013, the Company had 482,613 common shares available for future grant under its equity plans.

The following table summarizes stock option activity for 2013 (in thousands, except average prices and weighted average remaining contractual lives):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, December 31, 2012	2,555	$7.84	3.76	$482
Granted	1,746	3.46
Exercised	(43)	0.67
Forfeited	(119)	4.06
Expired	(674)	11.59
Balance, December 31, 2013	3,465	$5.15	4.65	$211
Options exercisable at December 31, 2013	1,301	$7.75	2.87	$203
Options vested as of December 31, 2013 and expected to vest after December 31, 2013	3,339	$5.21	4.61	$211

The aggregate intrinsic value in the table above represents the total pretax value, based on the Company's closing common stock price of $2.29 at December 31, 2013 that would have been received by the option holders had all option holders exercised their in-the-money options on December 31, 2013.

Total intrinsic value of options exercised for the years ended December 31, 2013, 2012 and 2011 was $0.2 million, $0.1 million, and $0.1 million. The total amount of cash received from the exercise of options in 2013, 2012 and 2011 was $0.1 million, $0.1 million and $0.5 million

As of December 31, 2013, the Company had $3.2 million in unrecognized compensation expense related to stock options which is expected to be recognized over a weighted average period of 2.3 years.

The following table summarizes nonvested stock activity for 2013:

	Restricted Stock Units		LTIP and Overlay Awards
	Restricted Shares	Weighted Average Fair Value	Restricted Shares	Weighted Average Fair Value
Balance, December 31, 2012	527	$5.65	1,003	$2.19
Granted	102	3.71	130	4.37
Vested	(231)	6.15	(186)	2.27
Forfeited	(63)	5.28	(151)	4.19
Balance, December 31, 2013	335	$4.73	796	$5.00

The total fair value of restricted stock units that vested in 2013, 2012 and 2011 was $1.4 million, $1.0 million and $1.5 million. As of December 31, 2013, the Company had $1.0 million in unrecognized compensation expense related to restricted stock units which is expected to be recognized over a weighted average period of 1.4 years. The LTIP and Overlay awards are separated into four performance periods which range from September 10, 2012 to December 31, 2014. Expense associated with each service period is measured on the date the respective service period begins. At December 31, 2013, the Company had $0.3 million in unrecognized compensation expense associated with all of the performance periods of the Overlay awards which is expected to be recognized over a weighted average period of 0.6 years. There was no unrecognized compensation expense associated with the first two performance periods of LTIP as both performance periods ended and the shares vested at or prior to December 31, 2013. The final two performance periods are both in 2014 and expense measurement and recognition will occur during 2014.

Employee Stock Purchase Plan

In December 1995, the Company established an Employee Stock Purchase Plan (“ESPP”). All employees of Radisys and its subsidiaries who customarily work 20 or more hours per week, including all officers, are eligible to participate in the ESPP. Separate offerings of common stock to eligible employees under the ESPP (an “Offering”) commence on February 15, May 15, August 15 and November 15 of each calendar year (“Enrollment Dates”) and continue for a period of 18 months. Multiple separate Offerings are in operation under the ESPP at any given time. An employee may participate in only one Offering at a time and may purchase shares only through payroll deductions permitted under the provisions stipulated by the ESPP. The purchase price is the lesser of 85% of the fair market value of the common stock on date of grant or that of the purchase date (“look-back feature”). Pursuant to the provisions of the ESPP, as amended, the Company is authorized to issue up to 6.7 million shares of common stock under the ESPP. At December 31, 2013, 833,857 shares were available for issuance under the ESPP.

During the second quarter of 2009, the Board of Directors approved an amendment to the Company’s ESPP to provide for a one-year holding period with respect to common stock shares purchased by participants under the ESPP. The one-year holding period took effect during the fourth quarter of 2009. Due to the holding period, the Company applies a discount to the ESPP stock compensation to reflect the decreased liquidity. The Company utilizes the Finnerty Asian Put Option Approach to estimate the discount. Inputs for the model include the length of the holding period, volatility and risk-free rate. The discount applied in the fourth quarter of 2013 was 13.0%.

The following table summarizes shares issued under the ESPP (in thousands, except per share amounts):

	Year Ended December 31,
	2013	2012	2011
Shares issued pursuant to the ESPP	381	352	251
Cash received for the purchase of shares pursuant to the ESPP	$767	$1,225	$1,572
Weighted average purchase price per share	$2.01	$3.48	$6.27

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

The Company estimates the fair value of stock options and purchase rights under the ESPP using a Black-Scholes option-pricing model. The calculation includes several assumptions that require management’s judgment. The expected term of the option or share is determined based on assumptions about patterns of employee exercises, and represents a probability-weighted average time period from grant until exercise of stock options, subject to information available at time of grant. Determining expected volatility generally begins with calculating historical volatility for a similar long-term period and then considering the ways in which the future is reasonably expected to differ from the past.

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

The fair value of nonvested stock is the market value as of the grant date. The grant-date fair value of the restricted stock units that are expected to vest is recognized on a straight-line basis over the requisite service period, which is three years. The grant-date fair value of the LTIP and Overlay awards is recognized ratably over the service period which equals the measurement period of the award. The measurement period is the period of time over which performance objectives are expected to be achieved. Since the number of shares that may be issued under the LTIP and Overlay and the service period are both variable, the Company evaluates the LTIP and Overlay awards on a quarterly basis and adjusts the number of shares expected to be awarded based upon financial results of the Company as compared to the performance goals set for the award. Adjustments to the number of shares awarded, and to the corresponding compensation expense, are made on a cumulative basis at the date of adjustment based upon the estimated probable number of shares to be awarded. Adjustments made to compensation expense resulting from a change in the estimated probable vesting date of the awards are made on a prospective basis. Additionally, under the 2012 LTIP the Company is required to measure the fair value of the market-based condition contained in the awards. This fair value of this feature is measured at the outset of each semi-annual performance period and recognized over the service period of the respective performance period.

The fair value calculations for stock options and ESPP shares used the following assumptions for the years ended December 31:

	Stock Options			Assumed Options	Employee Stock Purchase Plan
	2013	2012	2011	2011	2013	2012	2011
Estimated fair value	$3.45	$2.10	$4.23	$7.77	$1.79	$2.05	$2.09
Expected life (in years)	4.5	4.5	4.4	2.7	1.5	1.5	1.5
Interest rate	1.33%	0.65%	0.91%	0.66%	0.15%	0.18%	0.12%
Volatility	57%	71%	70%	64%	52%	53%	42%
Dividend yield	—	—	—	—	—	—	—

For the years ended December 31, 2013, 2012 and 2011, stock-based compensation was recognized and allocated in the Consolidated Statements of Operations as follows (in thousands):

	2013	2012	2011
Cost of sales	$550	$25	$838
Research and development	1,170	601	1,434
Selling, general and administrative	3,578	765	3,445
Total stock-based compensation expense	$5,298	$1,391	$5,717

401(k) Savings Plan

The Company established a 401(k) Savings Plan (“401(k) Plan”), a defined contribution plan, as of January 1, 1989 and amended through January 1, 2007, in compliance with Section 401(k) and other related sections of the Internal Revenue Code and corresponding regulations issued by the Department of Treasury and Section 404(c) of Employee Retirement Income Security Act of 1974 (“ERISA”), to provide retirement benefits for its U.S employees. Under the provisions of the plan, eligible employees are allowed pre-tax contributions of up to 30% of their annual compensation or the maximum amount permitted by the applicable statutes. Additionally, eligible employees can elect to make catch-up contributions, within the limits set forth by pre-tax contributions, or to the maximum amount permitted by the applicable statutes. Pursuant to the provisions of the 401(k) Plan, the Company may contribute 50% of pre-tax contributions made by eligible employees, adjusted for loans and withdrawals, up to 6% of annual compensation for each eligible employee. The Company may elect to make supplemental contributions as periodically determined by the Board of Directors at their discretion. The contributions made by the Company on behalf of eligible employees become 100% vested after three years of service, or 33% per year after one year of service. The Company’s total contributions to the 401(k) Plan amounted to $0.7 million, $0.7 million, and $0.7 million in 2013, 2012 and 2011. In addition, some of the Company’s employees outside the U.S are covered by various defined contribution plans, in compliance with the statutes of respective countries. The participants pay for the 401(k) Plan administrative expenses.

Deferred Compensation Plan

The Company terminated its Deferred Compensation Plan during 2013. The distribution of plan assets and participant balances began during 2013 and will continue through January 2015 based on participant elections. The Deferred Compensation Plan provided its directors and certain eligible employees with opportunities to defer a portion of their compensation as defined by the provisions of the plan. The Company credited additional amounts to the Deferred Compensation Plan to make up for reductions of Company contributions under the 401(k) Plan. The deferred amounts were credited with earnings and losses under investment options chosen by the participants. The Company set aside deferred amounts, which were then invested in long-term insurance contracts. All deferred amounts and earnings are 100% vested at all times, but are subject to the claims of creditors of the Company under a bankruptcy proceeding. Benefits were payable to a participant upon retirement, death, and termination of employment and paid as elected by the participant in accordance with the terms of the plan.

Note 18 — Segment Information

The Company's Chief Operating Decision Maker (CODM), Radisys' Chief Executive Officer, reviews the Company's results of operations on a consolidated level and executive staff is structured by function rather than by product category. Therefore, the Company is one operating segment. Key resources, decisions, and assessment of performance are also analyzed on a company-wide level.

Generally, the Company's customers are not the end-user of its products. The Company ultimately derives its revenues from following product groups as follows for the years ended December 31 (in thousands):

	2013	2012	2011
ATCA	$116,537	$136,572	$132,530
Software-Solutions	44,934	52,666	36,938
COM Express and Rackmount Server	56,019	49,538	56,848
Other Products	20,373	47,320	104,549
Total revenues	237,863	286,096	330,865

Geographic Revenues

	For the Years Ended December 31,
	2013	2012	2011
United States	$100,780	$105,858	$105,671
Other North America	3,042	3,310	1,371
China	29,818	45,419	69,503
Japan	30,724	39,435	29,337
Other APAC	20,988	31,695	45,125
Total APAC	81,530	116,549	143,965
Germany	11,770	18,580	39,266
Other EMEA	40,741	41,799	40,592
Total EMEA	52,511	60,379	79,858
Foreign Countries	137,083	180,238	225,194
Total revenues	$237,863	$286,096	$330,865

Long-lived assets by Geographic Area

	For the Years Ended December 31,
	2013	2012
Property and equipment, net
United States	$7,421	$8,572
Other North America	942	953
China	3,396	4,685
Other APAC	185	358
Total APAC	3,581	5,043
India	2,893	3,110
Other EMEA	17	35
Total EMEA	2,910	3,145
Foreign Countries	7,433	9,141
Total property and equipment, net	$14,854	$17,713

Intangible assets, net
United States	$56,474	$68,903
Other North America	36	211
EMEA	—	1,170
Foreign Countries	36	1,381
Total intangible assets, net	$56,510	$70,284

The following customers accounted for more than 10% of total revenues for the years ended December 31:

	2013	2012	2011
Nokia Solutions and Networks	18.7%	22.5%	35.1%
NEC	NA	11.1%	NA

The following customer accounted for more than 10% of accounts receivable for the years ended December 31:

	2013	2012
Nokia Solutions and Networks	20.7%	24.7%

Note 19 — Legal Proceedings

In the normal course of business, the Company becomes involved in litigation. As of December 31, 2013, in the opinion of management, Radisys had no pending litigation that would have a material effect on the Company’s financial position, results of operations or cash flows.

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

During the Company’s fiscal quarter ended December 31, 2013, no change occurred in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

For Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting, see Item 8, Financial Statements and Supplementary Data.

Item 9B. Other Information

On March 14, 2014, we entered into an amended and restated $25.0 revolving line of credit agreement with SVB (the "2014 Agreement") that replaces the Agreement and has a stated maturity date of July 28, 2016. The secured revolving credit facility under the 2014 Agreement is available for cash borrowings and is subject to a borrowing formula based upon eligible accounts receivable. Eligible accounts receivable include 80% of domestic and 65% of foreign accounts receivable (80% in certain cases), in each case, not greater than 60 days past original invoice date. The secured revolving credit facility also includes a letter of credit sublimit (subject to the borrowing formula) of $1,000,000. The interest rate is dependent upon a liquidity threshold (the "Liquidity Threshold"), which is defined in the 2014 Agreement as $15.0 million, with the exception of the last month end of each quarter, where it is defined as $20.0 million. Liquidity is calculated under the 2014 Agreement as unrestricted cash plus unused availability on the revolving line of credit; however if the 2015 convertible senior notes are not renewed or refinanced 120 days prior to their maturity date, which is February 15, 2015, Liquidity (for purposes of testing against the Liquidity Threshold) will be reduced by the outstanding principal amount of the 2015 convertible senior notes. The calculation of interest under the 2014 Agreement is as follows:

•	When Liquidity is above the Liquidity Threshold, the interest rate is the prime rate (as published in Wall Street Journal) plus 0.75%;

•	When Liquidity is below the Liquidity Threshold, the interest rate is the prime rate (as published in Wall Street Journal) plus 2.25%;

We are required to make interest payments monthly. We were further required to pay a loan modification fee of $35,000 and will be required to pay a commitment fee equal to $35,000 on July 29, 2014 and annually thereafter. Under the 2014 Agreement we are required to pay the higher of actual monthly interest incurred or the interest equivalent of $10.0 million in average monthly borrowings. If we terminate the commitment under the 2014 Agreement prior to the maturity date, we are required to pay a cancellation fee equal to 1.5% of the commitment under the 2014 Agreement.

The 2014 Agreement requires us to make certain representations, warranties and other agreements that are customary in credit agreements of this type. The 2014 Agreement also includes a financial covenant that requires us to maintain minimum Liquidity of $10.0 million tested monthly.

The foregoing description of the 2014 Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the 2014 Agreement, which is attached to this report as Exhibit 10.63 and is incorporated herein by reference.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about the Company’s equity compensation plans as of December 31, 2013. All outstanding awards relate to the Company’s common stock.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	5,303,407	(1)	$5.25	1,316,470	(2)
Equity compensation plans not approved by security holders (3)	231,721	(4)	3.59	—
Total	5,535,128		$5.15	1,316,470
_____________________________

(1)
Includes 313,817 restricted stock units and 193,855 performance-based restricted stock units which will vest only if specific service measures are met. Also includes 1,540,595 performance-based restricted stock units which represents the maximum number of shares that might be earned upon attaining certain performance goals. The number of shares subject to performance-based restricted stock units at threshold levels is 616,238.

(2)
Includes 833,857 of securities authorized and available for issuance in connection with the RadiSys Corporation 1996 Employee Stock Purchase Plan. Includes performance-based restricted stock units reserved at the maximum number of shares that might be earned upon attaining certain performance goals.

(3)
Includes 100,530 shares granted under the Radisys Corporation Inducement Stock Plan for CCPU Employees. The CCPU Plan is intended to comply with the National Association of Securities Dealers, Inc.’s (“NASD”) Marketplace Rule 4350 which provides an exception to the NASD stockholder approval requirement for the issuance of securities with regard to grants to new Employees of the Company, including grants to transferred Employees in connection with a merger or other acquisition.

(4)
Includes 131,191 stock options assumed as part of the acquisition of Continuous Computing Corporation. The exercisability of some shares may be subject to contingencies as provided in Section 6.11 of the Agreement and Plan of Merger dated May 2, 2011.

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

10.10*/**	Amended and Restated Radisys Corporation Deferred Compensation Plan, dated January 1, 2008.

10.11*/**	Amendment No. 1 to Amended and Restated Radisys Corporation Deferred Compensation Plan, effective January 1 2009.

10.12*/**	Amendment No. 2 to Amended and Restated Radisys Corporation Deferred Compensation Plan, effective January 1 2009.

10.13*/**	Amendment No. 3 to Amended and Restated Radisys Corporation Deferred Compensation Plan, effective January 1 2009.

10.14*
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

10.17*
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

10.19*
Form of Restricted Stock Grant Agreement for the RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.9 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006 (SEC File No. 333-137060).

10.20*
Form of Restricted Stock Unit Grant Agreement for the RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.10 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006 (SEC File No. 333-137060).

10.21*
RadiSys Corporation 2007 Stock Plan, as amended through June 26, 2012. Incorporated by reference from Appendix C to the Company’s Proxy Statement on Schedule 14A, filed on May 17, 2012 (SEC File No. 000-26844).

10.22*
Form of Overlay Plan Award Agreement for Performance-Based Restricted Stock Units under the RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2012 (SEC File No. 000-26844).

10.23*
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

10.26*
Form of Notice of Option Grant for international employees for the RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.8 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007 (SEC File No. 333-142968).

10.27*
Form of Restricted Stock Unit Grant Agreement for the RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.9 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007 (SEC File No. 333-142968).

10.28*
RadiSys Corporation Long-Term Incentive Plan (as amended and restated). Incorporated by reference from Appendix C to the Company’s Proxy Statement on Schedule 14A, filed on July 6, 2010 (SEC File No. 000-26844).

10.29*
First Amendment to RadiSys Corporation Long-Term Incentive Plan (as amended and restated). Incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 10, 2012 (SEC File No. 000-26844).

10.30*
Form of LTIP Tranche #2 Award Agreement for Performance-Based Restricted Stock Units under the RadiSys Corporation Long-Term Incentive Plan (as amended and restated). Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 10, 2012 (SEC File No. 000-26844).

10.31*
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

10.34*
Form of Restricted Stock Unit Grant Agreement for United States employees for the RadiSys Corporation Inducement Stock Plan for CCPU Employees. Incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-8, filed on May 3, 2011 (SEC File No. 333-173885).

10.35*
Form of Restricted Stock Unit Grant Agreement for international employees for the RadiSys Corporation Inducement Stock Plan for CCPU Employees. Incorporated by reference from Exhibit 4.8 to the Company’s Registration Statement on Form S-8, filed on May 3, 2011 (SEC File No. 333-173885).

10.36*
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

10.39*
Notice of Option Assumption and Conversion under the Sixth Amended and Restated Continuous Computing Corporation 1998 Stock Incentive Plan for U.S. employees. Incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-8, filed on July 13, 2011 (SEC File No. 333-175510).

10.40*
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

10.52*/**	Transition Agreement, dated January 10, 2014, between the Company and Amit Agarwal.

10.53*/**	Executive Change of Control Agreement, dated October 23, 2013, between the Company and Stephen T. Collins.

10.54*/**	Executive Severance Agreement, dated October 23, 2013, between the Company and Stephen T. Collins.

10.55
Form of Indemnification Agreement (for directors and the CEO/CFO). Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 14, 2011 (SEC File No. 000-26844).

10.56
Form of Indemnification Agreement (for certain executive officers). Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 14, 2011 (SEC File No. 000-26844).

10.57
Dawson Creek II Lease, dated March 21, 1997, incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, filed on August 13, 1997 (SEC File No. 000-26844).

10.58
Form of Subscription Agreement, dated June 20, 2012, by and between the Company and each participating holder. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2012 (SEC File No. 000-26844).

10.59
Form of Registration Rights Agreement, dated June 29, 2012, by and between the Company and each participating holder. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2012 (SEC File No. 000-26844).

10.60
Second Amended and Restated Loan and Security Agreement, dated July 29, 2013, between Radisys Corporation and Silicon Valley Bank. Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 30, 2013 (SEC File No. 000-26844).

10.61
Amendment No. 1 to Second Amended and Restated Loan and Security Agreement, dated November 4, 2013, between Radisys Corporation and Silicon Valley Bank. Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 4, 2013 (SEC File No. 000-26844).

10.62
Amendment No. 2 to Second Amended and Restated Loan and Security Agreement, dated February 10, 2014, between Radisys Corporation and Silicon Valley Bank. Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 11, 2014 (SEC File No. 000-26844).

10.63*/**	Third Amended and Restated Loan and Security Agreement, dated March 14, 2014, between Radisys Corporation and Silicon Valley Bank.

12**	Computation of Ratio of Earnings to Fixed Charges.

21.1**	List of Subsidiaries.

23.1**	Consent of KPMG LLP.

31.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Presentation Linkbase

101.DEF**	XBRL Taxonomy Definition Linkbase

*	This Exhibit constitutes a management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.

(b) See (a) (3) above.
(c) See (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADISYS CORPORATION

By:	/s/ Brian Bronson
Brian Bronson
Chief Executive Officer and President

Dated: March 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 14, 2014.

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

10.10*/**	Amended and Restated Radisys Corporation Deferred Compensation Plan, dated January 1, 2008.

10.11*/**	Amendment No. 1 to Amended and Restated Radisys Corporation Deferred Compensation Plan, effective January 1 2009.

10.12*/**	Amendment No. 2 to Amended and Restated Radisys Corporation Deferred Compensation Plan, effective January 1 2009.

10.13*/**	Amendment No. 3 to Amended and Restated Radisys Corporation Deferred Compensation Plan, effective January 1 2009.

10.14*
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

10.17*
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

10.19*
Form of Restricted Stock Grant Agreement for the RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.9 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006 (SEC File No. 333-137060).

10.20*
Form of Restricted Stock Unit Grant Agreement for the RadiSys Corporation Stock Plan for Convedia Employees. Incorporated by reference from Exhibit 4.10 to the Company’s Registration Statement on Form S-8, filed on September 1, 2006 (SEC File No. 333-137060).

10.21*
RadiSys Corporation 2007 Stock Plan, as amended through June 26, 2012. Incorporated by reference from Appendix C to the Company’s Proxy Statement on Schedule 14A, filed on May 17, 2012 (SEC File No. 000-26844).

10.22*
Form of Overlay Plan Award Agreement for Performance-Based Restricted Stock Units under the RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2012 (SEC File No. 000-26844).

10.23*
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

10.26*
Form of Notice of Option Grant for international employees for the RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.8 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007 (SEC File No. 333-142968).

10.27*
Form of Restricted Stock Unit Grant Agreement for the RadiSys Corporation 2007 Stock Plan. Incorporated by reference from Exhibit 4.9 to the Company’s Registration Statement on Form S-8, filed on May 15, 2007 (SEC File No. 333-142968).

10.28*
RadiSys Corporation Long-Term Incentive Plan (as amended and restated). Incorporated by reference from Appendix C to the Company’s Proxy Statement on Schedule 14A, filed on July 6, 2010 (SEC File No. 000-26844).

10.29*
First Amendment to RadiSys Corporation Long-Term Incentive Plan (as amended and restated). Incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 10, 2012 (SEC File No. 000-26844).

10.30*
Form of LTIP Tranche #2 Award Agreement for Performance-Based Restricted Stock Units under the RadiSys Corporation Long-Term Incentive Plan (as amended and restated). Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 10, 2012 (SEC File No. 000-26844).

10.31*
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

10.34*
Form of Restricted Stock Unit Grant Agreement for United States employees for the RadiSys Corporation Inducement Stock Plan for CCPU Employees. Incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-8, filed on May 3, 2011 (SEC File No. 333-173885).

10.35*
Form of Restricted Stock Unit Grant Agreement for international employees for the RadiSys Corporation Inducement Stock Plan for CCPU Employees. Incorporated by reference from Exhibit 4.8 to the Company’s Registration Statement on Form S-8, filed on May 3, 2011 (SEC File No. 333-173885).

10.36*
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

10.39*
Notice of Option Assumption and Conversion under the Sixth Amended and Restated Continuous Computing Corporation 1998 Stock Incentive Plan for U.S. employees. Incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-8, filed on July 13, 2011 (SEC File No. 333-175510).

10.40*
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

10.52*/**	Transition Agreement, dated January 10, 2014, between the Company and Amit Agarwal.

10.53*/**	Executive Change of Control Agreement, dated October 23, 2013, between the Company and Stephen T. Collins.

10.54*/**	Executive Severance Agreement, dated October 23, 2013, between the Company and Stephen T. Collins.

10.55*
Form of Indemnification Agreement (for directors and the CEO/CFO). Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 14, 2011 (SEC File No. 000-26844).

10.56
Form of Indemnification Agreement (for certain executive officers). Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 14, 2011 (SEC File No. 000-26844).

10.57
Dawson Creek II Lease, dated March 21, 1997, incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, filed on August 13, 1997 (SEC File No. 000-26844).

10.58
Form of Subscription Agreement, dated June 20, 2012, by and between the Company and each participating holder. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2012 (SEC File No. 000-26844).

10.59
Form of Registration Rights Agreement, dated June 29, 2012, by and between the Company and each participating holder. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2012 (SEC File No. 000-26844).

10.60
Second Amended and Restated Loan and Security Agreement, dated July 29, 2013, between Radisys Corporation and Silicon Valley Bank. Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 30, 2013 (SEC File No. 000-26844).

10.61
Amendment No. 1 to Second Amended and Restated Loan and Security Agreement, dated November 4, 2013, between Radisys Corporation and Silicon Valley Bank. Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 4, 2013 (SEC File No. 000-26844).

10.62
Amendment No. 2 to Second Amended and Restated Loan and Security Agreement, dated February 10, 2014, between Radisys Corporation and Silicon Valley Bank. Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 11, 2014 (SEC File No. 000-26844).

10.63*/**	Third Amended and Restated Loan and Security Agreement, dated March 14, 2014, between Radisys Corporation and Silicon Valley Bank.

12**	Computation of Ratio of Earnings to Fixed Charges.

21.1**	List of Subsidiaries.

23.1**	Consent of KPMG LLP.

31.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Presentation Linkbase

101.DEF**	XBRL Taxonomy Definition Linkbase

*	This Exhibit constitutes a management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.