Form 10-K/A
period 2013-12-31
RADISYS CORP
filed 2014-04-30
CIK 873044

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
Number of shares of common stock outstanding as of April 28, 2014: 36,057,696
DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this "Amendment") amends Radisys Corporation's (the "Company") Annual Report on Form 10-K for the fiscal year ended December 31, 2013, originally filed with the Securities and Exchange Commission (the "SEC") on March 14, 2014 (the "Original Filing"). We are filing this Amendment to include the information required by Part III of Form 10-K, which was not included in the Original Filing because we planned to include such information in a definitive Proxy Statement. However, we will not file a definitive Proxy Statement with the SEC within 120 days after the end of our fiscal year ended December 31, 2013. Accordingly, such information is included in our Form 10-K by this Amendment.
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

RADISYS CORPORATION
FORM 10-K/A

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Board of Directors

Our Board of Directors currently consists of seven members. The directors are elected at the annual meeting of shareholders to serve until the next annual meeting and until their successors are elected and qualified.

Set forth in the table below is the name, age and position with the Company of each of our directors. Additional information about each of the directors is provided below the table and in "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters." There are no family relationships among our directors and executive officers.

Name	Age	Position
C. Scott Gibson	61	Chairman of the Board
Brian Bronson	42	Director, President and Chief Executive Officer
Hubert de Pesquidoux	48	Director
Kevin C. Melia	66	Director
M. Niel Ransom	64	Director
Lorene K. Steffes	68	Director
Vincent H. Tobkin	62	Director

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

Brian Bronson joined us in 1999 and has been an officer since 2000. From July 2011 through October 2012, he served as our President and Chief Financial Officer. In October 2012, he was named our Chief Executive Officer and President. He was also appointed to serve as a director by the Board on October 2, 2012. Prior to his being named as our Chief Financial Officer in November 2006, Mr. Bronson held the positions of our Vice President of Finance and Business Development and Treasurer and Chief Accounting Officer. Before joining Radisys, from 1995 to 1999, Mr. Bronson held a number of financial management roles at Tektronix, Inc. where he was responsible for investor relations, finance and accounting functions for both domestic and international operations. Prior to joining Tektronix, Inc., Mr. Bronson practiced as a Certified Public Accountant with the accounting firm Deloitte and Touche, LLP. Mr. Bronson holds a bachelors degree in Business Administration and Communications from Oregon State University.

We believe that Mr. Bronson's qualifications to serve as a Director include his 19 years of experience in the technology industry, which provides valuable leadership to the Board and to the Company. His 15 years of experience in key positions throughout the Company allows him to provide valuable perspective to the Board on the Company's operations and finances.

Mr. Bronson also brings to the Board his experience as a Certified Public Accountant. The Board believes the combination of these experiences provides valuable insight and perspective to the Board.

Hubert de Pesquidoux has served as Director since April 2012. Mr. de Pesquidoux is the former Chief Financial Officer of Alcatel-Lucent and former President and Chief Executive Officer of the Enterprise Business Group of Alcatel-Lucent. In his nearly 20-year career at Alcatel-Lucent SA (and its predecessor, Alcatel), Mr. de Pesquidoux's executive positions included President and Chief Executive Officer of Alcatel North America; Chief Operating Officer of Alcatel USA; President and Chief Executive Officer of Alcatel Canada; Chief Financial Officer of Alcatel USA and Treasurer of Alcatel Alsthom. He joined Alcatel in 1991 after several years in the banking industry. Mr. de Pesquidoux also previously served as Chairman of the Board at Tekelec, and is a member of the Board and Chairman of the Audit Committee of Criteo and is an Executive Partner at Siris Capital. He is also a member of the Board and Chairman of the Audit Committee of Sequans Communications, and a member of the Board and Chairman of the Audit Committee of Mavenir Systems. Mr. de Pesquidoux was previously a member of the Board of Albaix Energy. Mr. de Pesquidoux holds a master's degree in law and a master's degree in business from the Institute for Political Studies (Sciences Po) in Paris and a DESS in International Affairs from Paris Dauphine University.

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

M. Niel Ransom has served as a Director since August 2010. Mr. Ransom is a principal of Ransomshire Associates, Inc., an advisory firm he founded in 2005. He also serves as a board member of Cyan Inc., a provider of packet-optical transport platforms; Polatis, a provider of high performance optical switch solutions in optical communications; and MultiPhy, a provider of integrated circuits for high-speed optical communications. During the last five years, Mr. Ransom was previously a director of ECI Telecom, a provider of networking infrastructure equipment and Applied Micro, a processor and communication device manufacturer. Previously, as worldwide CTO of Alcatel and a member of its Executive Committee, he was responsible for research, corporate strategy, intellectual property and R&D investment. Prior to that, he directed Alcatel's access and metro optical business in North America. Earlier in his career, he directed the Advanced Technology Systems Center at BellSouth and various development and applied research organizations in voice and data switching at Bell Laboratories. He holds a Ph.D. in electrical engineering from the University of Notre Dame, BSEE and MSEE degrees from Old Dominion University, and an MBA from the University of Chicago.

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

Lorene K. Steffes has served as a Director since January 2005. Ms. Steffes is an independent business advisor with executive, business management and technical experience in telecommunications, information technology and high tech industries. From July 1999 to October 2003, she was an executive at IBM Corporation where she served as Vice President and General Manager, Global Electronics Industry. She was based in Tokyo for a time as IBM Vice President, Asia Pacific responsible for marketing and sales of solutions for the Telecommunications, Media & Entertainment and Energy & Utilities industries. Prior to her assignment in the Asia Pacific region, she was Vice President of software group services for IBM's middleware products. Ms. Steffes was appointed President and Chief Executive Officer of Transarc Corporation, Inc. in 1997. Prior to this appointment, she worked for 15 years in the telecommunications industry at Ameritech, AT&T Bell Laboratories and AT&T Network Systems. Ms. Steffes is a director on the board of PNC Financial Services Corporation and PNC Bank, NA, and a member of Women Corporate Directors (WCD) and the National Association of Corporate Directors (NACD). She was formerly a member of the Northern Illinois University College of Liberal Arts and Sciences advisory board and was formerly a trustee on the Carlow College Board in Pittsburgh. She holds a BS in Mathematics and MS in Computer Science from Northern Illinois University.

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

Vincent H. Tobkin has served as a Director since May 2012. Mr. Tobkin is a senior advisor, retired director and global telecom/technology practice leader of Bain & Company, serving from 1992 to 2009. He joined Bain & Company after serving as a general partner and a founder of Sierra Ventures in 1984. He was a partner and consultant with McKinsey and Company from 1976 to 1984. Mr. Tobkin was previously a director of Tellabs. Mr. Tobkin holds J.D. and M.B.A. degrees from Harvard University and S.B. and S.M. degrees from the Massachusetts Institute of Technology.

We believe that Mr. Tobkin's qualifications to serve as a director include his vast knowledge of the telecommunications industry and business practices, which will assist the Board and management in focusing on executing strategy. He has public company board experience and has advised public companies and their executives throughout most of his career.

Executive Officers

Set forth in the table below is the name, age and position with the Company of each of our executive officers:

Name	Age	Position
Brian Bronson	42	President and Chief Executive Officer
Stephen Collins	50	Vice President, Global Sales
Grant Henderson	49	Vice President, Marketing and Product Management
Allen Muhich	47	Chief Financial Officer

See Brian Bronson's biography above.

Stephen Collins joined us in September 2013 as Vice President, Global Sales. Before joining Radisys, Mr. Collins was the Vice President, Americas Sales with Sonus Networks from 2007 to 2013 where he managed and directed all aspects of the Americas sales organization. Mr. Collins holds a B.A. in Economics from the University of Virginia.

Grant Henderson joined us in September 2006 as Vice President, Product Marketing. He was named an executive officer in January 2014 and is currently our Vice President, Marketing and Product Management. Before joining Radisys, Mr. Henderson was Co-Founder and Executive Vice President of Marketing and Strategy at Convedia Corporation from 2000 to 2006 where he was responsible for the company's marketing, business development and product strategy. He has also held marketing and product management positions at Newbridge Networks, Bell Canada and Telecom Canada/Stentor and has published papers in IEEE Multimedia and IEEE's International Conference on Multimedia Computing and Systems. In addition, he holds a U.S. patent related to IP media processing. Mr. Henderson holds an B.Sc in Computer Science from McMaster University in Canada and has completed postgraduate work at the University of Ottawa.

Allen Muhich joined us in May 2011 as our Vice President of Finance. In October 2012, he was named our Interim Chief Financial Officer, and on February 1, 2013, he was confirmed as our Chief Financial Officer. Prior to joining us, Mr. Muhich was employed by Merix Corporation, serving as Vice President of Finance in 2007, and as Vice President and Corporate Controller from 2008 to 2010, where he was responsible for Global Finance, Accounting and Investor Relations. Mr. Muhich has also held financial management positions at Tripwire, Danaher Corporation, Xerox Corporation, and Tektronix, Inc. Mr. Muhich has over 20 years of public company experience in finance and accounting functions focused on manufacturing, growth and technology businesses. Mr. Muhich holds a B.A. degree in Accounting from Western Washington University.

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

Audit Committee Matters

We maintain an Audit Committee consisting of Hubert de Pesquidoux as Chairman, C. Scott Gibson and Kevin C. Melia. All of the members of the Audit Committee are “independent directors” within the meaning of the Nasdaq listing standards and Rule 10A-3 of the Exchange Act. In addition, our Board of Directors has determined that all three members of the Audit Committee, Hubert de Pesquidoux, C. Scott Gibson, and Kevin C. Melia, qualify as “audit committee financial experts” as defined by the SEC in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act and are independent within the meaning of Rule 10A-3 of the Exchange Act. Mr. de Pesquidoux qualifies as an audit committee financial expert by virtue of his long service in a number of senior executive positions over 20 years at Alcatel-Lucent and its subsidiaries, including Chief Executive Officer, President and Chief Financial Officer. Mr. de Pesquidoux also serves on the audit committees of Sequans Communications S.A. and Mavenir Systems. Additionally, Mr. de Pesquidoux holds a master's degree in business law from Nancy Law University, is a graduate of the Institute for Political Studies (Sciences Po Paris) with a master's degree in Economics and Finance and holds a master's degree in International Finance from Paris Dauphine University. C. Scott Gibson qualifies as an audit committee financial expert by virtue of his service on our audit committee since 1993, the audit committee of Pixelworks, Inc. since 2002, the audit committee of Triquint Semiconductor, Inc. since 1992 and past service on the audit committees of Inference Corp., Integrated Measurement Systems and Verigy, Pty. Additionally, Mr. Gibson received an M.B.A.

in Finance from the University of Illinois in 1976 and served as CFO and Senior VP of Operations for Sequent Computer Systems from 1983 to 1984. Further, from 1985 to 1988, the CFO of Sequent Computer Systems reported to Mr. Gibson. Mr. Gibson has significant audit committee educational experience, including speaking at several KPMG audit committee forums. Mr. Melia qualifies as an audit committee financial expert by virtue of his long service in a number of senior executive positions over a five-year period at Sun Microsystems, including as its Chief Financial Officer, and over a sixteen-year period at Digital Equipment Corporation, as well as by virtue of his status as a Chartered Accountant with a joint diploma in Management Accounting from the Accounting Institutes of the U.K. and Ireland. Our Audit Committee assists our Board of Directors in fulfilling its oversight responsibilities relating to corporate accounting, our reporting practices and the quality and integrity of our financial reports; oversight of audit and financial risk; compliance with law and the maintenance of our ethical standards; and the effectiveness of our internal controls. The full responsibilities of our Audit Committee are set forth in its charter, a copy of which can be found on our website at www.radisys.com under Company/Investors/Corporate Governance. Our Audit Committee met thirteen times in the last fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our outstanding common stock to file with the SEC reports of changes in ownership of the common stock of the Company held by such persons. Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file under this regulation. To the Company's knowledge, based solely on a review of the copies of the reports received by the Company during and with respect to fiscal year 2013 and on written representations of certain reporting persons, no director, executive officer or beneficial owner of more than 10% of the outstanding common stock of the Company failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act, except for Mr. Bronson and Mr. Muhich who inadvertently failed to file on a timely basis, a Form 4 with respect to performance shares earned, but not yet vested.

Certifications

Certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, were filed with the Original Filing.  Currently dated certifications pursuant to Section 302, as required by the SEC, are attached to this Amendment.

Item 11.    Executive Compensation

Executive Officer Compensation
Executive Compensation Discussion and Analysis (CD&A)

Section I: Executive Summary

Radisys Corporation (the “Company”) continued to make tangible progress on its strategic transformation throughout 2013. The Company’s focus on business strategy, operational performance and simplification, as well as deep and fundamental restructuring and streamlining of the Company, has positioned the Company for long-term growth and we expect to return to non-GAAP profitability and positive cash flow in the second half of 2014.

The Company continued to experience revenue challenges throughout 2013 due to constrained global telecom infrastructure spending in our target markets and historical strategic decisions to focus on certain markets and products. The Company increased focus and investment in three areas: Media Processing, LTE Solutions and Services, and next generation telecommunications platforms. Also, in 2013 we initiated and substantially completed an organizational restructuring that when ultimately complete is expected to reduce annual gross expenses by over $30 million (compared to 2012). We anticipate completing these restructuring activities in the second half of 2014. The organizational restructuring includes the elimination of management layers resulting in increased span of control, the closure of our Shanghai design center and Penang operations center as well as the movement of the Company’s contract manufacturing to a different outsourcing partner located in Shenzhen, China. In 2014, we have moved much of our attention to winning new business in the three strategic areas mentioned above.

The Compensation & Development Committee (the “Committee”) believes the executive team achieved a number of strategic initiatives that established a foundation for improved financial performance and positioned the Company for long-term earnings growth. Therefore, in order to retain and motivate essential executive team members necessary to continue the strategic transformation that is required, the Committee chose to maintain competitive base pay levels, align short term incentive compensation to the achievement of near-term financial measures and align long term incentive targets to the achievement of strategic objectives that are necessary to position the Company for improved long-term success.

Compensation Philosophy

The Committee has adopted a performance-based executive compensation philosophy that is competitive with other similarly sized technology companies. Executive compensation programs are designed to reflect the following key objectives:

•
To attract and retain executives needed to achieve the Company's business objectives. This objective is achieved through no less than annual reviews of executive total compensation and benefit programs to ensure market competitiveness.

•
To substantially link executive compensation with the achievement of near-term operating plans. This is achieved through variable compensation programs which are directly aligned to key operating goals and strategic objectives.

•
To provide the opportunity for additional variable compensation through the achievement of longer-term strategic objectives and the creation of shareholder value. This is achieved through the issuance of awards under equity-based compensation programs and includes the use of performance-based shares.

The Committee believes the amount of variable or "at risk" compensation tied to meeting company objectives should increase as a percentage of an executive's overall compensation as the executive’s level of responsibility increases. An executive's target compensation is based on his/her job scope and level of responsibility, with a large portion of the opportunity tied to Company performance and shareholder return. We believe the Company’s balance between base salary and both short and long-term variable compensation is competitive with other similar companies in the industry peer group.

Pay for Performance

The Company targets to deliver above market compensation for above market company performance and below market compensation for below market company performance, resulting in executive compensation increasing or decreasing based on the overall performance of the Company. When determining the targets for executive variable compensation, the Committee selects metrics that it believes are most closely tied to the market’s expectation of both near-term financial objectives and those strategic goals necessary for long-term success. For 2013, variable cash compensation was contingent upon the achievement of non-GAAP operating income targets, while performance-based equity vesting was dependent upon achievement of key strategic objectives that the Committee believes are fundamental in preparing the Company for success in 2014 and beyond.

The link between pay and performance is highlighted by the trends in the Chief Executive Officer's compensation below. The Chief Executive Officer's total actual and potential compensation (sum of annual base pay, variable cash compensation earned, actual equity awards released/outstanding, Continuous Computing (“CCPU”) assumed shares and Long-Term Incentive Plan (as amended and restated, the “LTIP”), each as defined below) has generally been reflective of stock price over the last five years. More than 50% of the Chief Executive Officer's compensation has been tied to Company performance for the periods presented below. The overall increase in CEO pay in 2013 over 2012 is primarily due to the achievement of 2013 strategic initiatives that we expect will impact the financial results of the company in 2014 and beyond. Recognition of this progress has been reflected in the recent increase in early 2014 average monthly stock price (January 2014 average daily closing stock price = $2.65, February 2014 average daily closing stock price = $3.37, March 2014 average daily closing stock price = $3.87, and April 1 - April 28, 2014 average daily closing stock price = $3.32.

“Annual Base”- means the annual base salary effective at year-end.

“Variable”- means the total short-term cash incentive awards earned during the calendar plan year. For Mr. Dagenais, only his bonus payment for performance during the 2nd half of 2011, after the Continuous Computing acquisition, is included. For Mr. Grout, both 1st & 2nd half bonus payments are included for 2011.

“Actual Equity” - means the value of equity awards (other than LTIP) outstanding at year-end. For RSUs, such value is the value of unvested RSUs outstanding at year-end. For stock options (vested and unvested), such value is the difference between an option's strike price and the stock price at year-end; if an option's strike price is below the year-end stock price, the value of the option is $0.

“CCPU Assumed Shares” - means those unvested shares issued by Continuous Computing which were converted and assumed by the Company on the acquisition date.

“LTIP” - means the value of Long-Term Incentive Plan (as amended and restated) awards which are designed to be paid when the indicated performance targets are achieved within the applicable performance periods. Such value is the value at year-end of the shares earned and released under the plan during 2013.

“Stock Price” - means the closing stock price on the last day of the calendar year.

For a comparison of the Company stock performance relative to the NASDAQ Composite and other composites at the end of each calendar year, please refer to the table below.

Section II: Elements of Executive Compensation

The following table outlines elements of direct compensation of executives in 2013 and how it aligns with the Company's philosophy and business strategy.

Compensation Element	What is Rewarded	How it aligns with Strategic Objectives	Fixed or Variable / Performance Related
Base Salary	Skills and abilities critical to success of the business Experience and performance against individual objectives Demonstrated success in meeting or exceeding key financial and other business objectives	Competitive base salaries enable the attraction and retention of talent Merit-based salary increases reflect pay for performance philosophy	Fixed / Merit Increases are Performance-Related
Variable Compensation (short-term incentives)
Variable Compensation Plan:

Organizational performance during the year measured by achievement in respect of pre-defined profitability goals

Individual performance during the year measured against identified goals and objectives
		Payout of awards depends on ability to fund and individual and organizational performance Competitive, market-based variable incentive targets enables the attraction and retention of talent	Variable / Performance-Related
	Sales Incentive Plan: Performance during the year measured by achievement with respect to pre-defined revenue and design win goals	Payout is dependent upon overall sales organization performance Competitive, market-based variable incentive targets enables the attraction and retention of talent	Variable / Performance-Related
Equity Compensation (long-term incentives)	Stock Options: Increase in stock price Retention	Value results from stock price increases Vesting schedule supports retention	Variable / Performance-Related
	Restricted Share Units ("RSUs"): Increase in stock price Retention	Although RSUs always have value, the value increases or decreases as the stock price increase or decreases Vesting schedule supports retention	Variable / Performance-Related

Performance Based Awards (LTIP / Overlay):

Performance relative to pre-determined strategic and financial goals (product delivery, market penetration, long-term growth/design wins and operational/financial metrics)
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

During 2013, executives, certain other senior employees and members of the Board of Directors were also eligible to participate in the Radisys Corporation Deferred Compensation Plan (the "Deferred Compensation Plan"). The gains or losses of participants in the Deferred Compensation Plan, based on their investment choices, are not a factor in determining a participant's base salary, cash incentive payments, equity awards or any other forms of reward or compensation. During 2013, the Board of Directors approved the termination of the Deferred Compensation Plan. The distribution of plan assets and participant balances will begin in September 2014 and continue through January 2015. See "Narrative Disclosure Describing Material Factors - 2013 Nonqualified Deferred Compensation Plan Table" under Summary Compensation Table for additional information regarding the termination of the Deferred Compensation Plan.

Executives do not receive any special perquisites such as club memberships, pension plans, automobile allowances or dwellings for personal use. Relocation packages to newly hired executives and other newly hired employees are defined within the Company's hiring policy and are based on standard market practices for executive-level relocation.

Section III: Compensation Determinations

2013 Individual Compensation Changes - In February 2013, the Committee approved compensation changes for Mr. Muhich in conjunction with his promotion to Chief Financial Officer and Mr. Despain and Mr. Agarwal in conjunction with their increased scope of role in managing their respective business units, including direct oversight over their respective sales organizations. In June 2013, the Committee approved a base pay change for Mr. Bronson, consistent with a planned increase that was discussed at the time of his promotion to Chief Executive Officer in October 2012.

In September 2013, in conjunction with the annual merit review process for North America employees and the annual executive compensation review process, the Committee approved compensation adjustments to base pay and variable compensation targets for Mr. Muhich, Mr. Agarwal and Mr. Despain.

In January 2014, Mr. Agarwal stepped down from his position as Vice President and General Manager of the Company’s software-solutions product group and left the Company. In connection with Mr. Agarwal’s departure, and in addition to the benefits provided to Mr. Agarwal pursuant to his executive severance agreement, the Committee exercised its discretion to accelerate the time-based vesting conditions of Mr. Agarwal’s awards under the overlay plan for which the performance-based vesting conditions had been satisfied prior to his departure. See “Potential Post-Employment Payments” under Summary Compensation Table for a summary of the benefits received by Mr. Agarwal pursuant to his executive severance agreement.

The table below reflects approximate compensation market percentiles1 of each compensation element for each Named Executive Officer (“NEO”).

Named Executive Officer[2]	Date	Base Salary	Target Variable (% of Pay)[3]	Target Total Cash Comp	Actual Total Cash Comp	Comments
Brian Bronson, Chief Executive Officer	January 2013	25th-50th	50th	25th-50th	<25th	President and Chief Executive Officer
	June 2013	50th-75th	50th	50th-75th	<25th	Merit adjustment effective June 1, 2013
Amit Agarwal, Vice President & GM	January 2013	25th-50th	50th	25th-50th	<25th	Vice President and General Manager
	February 2013	50th-75th	25th-50th	25th-50th	<25th	Expanded role effective February 1, 2013 to include business unit sales responsibility
	September 2013	50th	25th-50th	25th-50th	<25th	Merit adjustment effective September 1, 2013
Stephen Collins, Vice President, Global Sales	September 2013	50th	50th-75th [4]	25th-50th	<25th	Vice President, Global Sales hired September 30, 2013
Keate Despain, Vice President & GM	January 2013	50th	50th-75th	50th-75th	<25th	Vice President and General Manager
	February 2013	25th-50th	25th	25th-50th	<25th	Expanded role effective February 1, 2013 to include business unit sales responsibility
	September 2013	25th-50th	25th-50th	25th-50th	<25th	Merit adjustment effective September 1, 2013
Allen Muhich, Chief Financial Officer	January 2013	<25th	<25th	<25th	<25th	Interim Chief Financial Officer
	February 2013	<25th	25th	<25th	<25th	Promotion to Chief Financial Officer effective February 1, 2013
	September 2013	25th	25th-50th	25th-50th	<25th	Merit adjustment effective September 2, 2013

1 Market percentiles are approximate based on 2013 benchmark data as further explained in Section IV below.
2 Reflects September 2013 job title.
3 Target Variable excludes the targeted supplemental incentives described under Short-Term Incentive Plans below.
4 Mr. Collins receives a portion of his Target Variable pay under the company’s Variable Compensation Plan and a portion under the Sales Incentive Plan.

Short-Term Incentive Plans

The 2013 Variable Compensation Plan was designed to support the Company's pay for performance philosophy and motivate and compensate executives for the achievement of planned profitability and other pre-approved management by objective (“MBO”) goals. Actual non-GAAP operating income achievement against established targets determined first and second half 2013 funding with over or under achievement resulting in higher or lower funding based upon a pre-established linear relationship, subject to the Committee’s discretion to increase or decrease funding. In addition, a minimum level of non-GAAP operating income, or threshold, for each half of 2013 was required to be met to begin funding. Similarly, as discussed below, payout for a portion of second half 2013 funding was dependent upon the achievement of individualized MBOs by executives with a threshold set at non-GAAP operating income achievement above zero.

The first half 2013 non-GAAP operating income target was set at $2.6 million. The threshold for first half 2013 funding was set at 90% of the non-GAAP operating income target and would fund a 25% payout of first half variable compensation. A 100% achievement of the first half 2013 non-GAAP operating income target would fund a 30% payout of first half variable compensation. The maximum non-GAAP operating income achievement level was set at $6.7 million and would fund a 100% payout of first half variable compensation. In the event of non-GAAP operating income achievement above the level required for 100% funding, the amount in excess of 100%, up to a maximum non-GAAP operating income achievement of 200% or $13 million in first half funding, would be applied towards the second half 2013 funding.

Actual first half non-GAAP operating income was $1.5 million, which was below the threshold required for funding. The Committee recognized the significant progress on key strategic initiatives, including development of a cost reduction strategy to reduce Company expenses by approximately $30 million by September 2014, and approved a discretionary payout under the first half plan at 25% of first half target variable compensation for all plan participants, subject to the Company meeting revenue and earnings per share (“EPS”) guidance for Q2 2013, which was achieved.

The second half variable compensation plan was contingent upon meeting specific individual MBOs as well as non-GAAP operating income targets. 50% of the payout was contingent upon the achievement of MBOs; however; no MBO funding would be available in the event second half non-GAAP operating income was below zero. Second half MBOs were intended to motivate executives to achieve key strategic milestones over which they had the most influence. These MBOs included specific targets for Platforms and Software and Solutions revenue levels, design wins and profitability as well as key milestones needed to successfully complete the Company’s transformation. Executives had the opportunity to earn higher or lower than target variable compensation depending upon the achievement of their specific MBO against the pre-established target. The remaining 50% of variable compensation opportunity was contingent upon the achievement of planned second half non-GAAP operating income. Below plan non-GAAP operating income performance would not fund the remaining 50% second half payout. The achievement of planned non-GAAP operating income would result in 100% of target funding up to a maximum of 200% (on a linear basis for second half non-GAAP operating income above target).

The second half 2013 non-GAAP operating income target was set at $4.0 million. Actual second half non-GAAP operating income performance was ($9.5) million, below the target level for funding. Therefore, second half 2013 Variable Compensation Plan was not funded and there was not a payout.

The table below summarizes the 2013 Variable Compensation Plan payout for each NEO:

	Actual Payout 2013 First Half		Actual Payout 2013 Second Half
Named Executive Officer	Payout	% Attainment	Payout	% Attainment
Brian Bronson	$56,418	25%	$0	0%
Amit Agarwal	$18,033	25%	$0	0%
Stephen Collins	N/A	N/A	$0	0%
Keate Despain	$16,033	25%	$0	0%
Allen Muhich	$16,769	25%	$0	0%

The 2014 Variable Compensation Plan is reflective of the Committee’s continued desire to align management compensation with planned levels of profitability. Subject to the Committee’s discretion to adjust awards, the 2014 Variable Compensation Plan will fund based upon the achievement of planned non-GAAP operating income with no funding occurring below a threshold of 90% of annual planned non-GAAP operating income. The achievement of planned non-GAAP operating income will result in 50% variable compensation funding. Greater than 50% funding can be achieved when non-GAAP operating income exceeds the maximum target up to a maximum funding of 200% of target variable compensation.

Actual Company non-GAAP operating income will determine the Company’s variable compensation funding factor that will then be combined with an individual performance factor to determine each Executive’s 2014 Variable Compensation payout amount. The Committee can exercise discretion on the timing of payment and may increase or decrease payouts for individual executives based upon individual contributions to the achievement of the Company’s performance objectives and the Company’s profitability levels.

A Sales Incentive Plan was in place for Mr. Collins for the fourth quarter of 2013. The sales incentive plan makes up 50% of his total target incentive compensation, the other 50% was eligible to be earned via the Variable Compensation Plan (as described above).

The milestones for the Q4 2013 period were MBO-based and focused on assessing and finalizing the sales organization structure and conducting customer visits with nine identified key customers. Mr. Collins assessed and finalized the sales organization structure and conducted all nine key customer visits during Q4 2013. The Committee recognized the immediate execution and impact of his work and approved a sales incentive plan payout for Q4 2013 at 125% of target.

Named Executive Officer	Actual 2013 Sales Incentive Plan Payout	% Attainment
Stephen Collins	$28,438	125%

The 2014 Sales Incentive Plan is intended to motivate the Company’s sales organization to achieve both short and long-term revenue objectives. Individuals are assigned specific performance targets including, but not limited to, the achievement of revenue and/or bookings against annual revenue and/or bookings quotas as well as the achievement of qualified design wins against an annual design win quota. A participant has the opportunity to earn sales incentive compensation at a higher rate for revenue and/or bookings and design wins realized in excess of annual revenue and/or bookings and design win quotas.

In 2014, 50% of Mr. Collins’ variable compensation will be determined by the Company’s 2014 Variable Compensation Plan (as described above) with the remaining 50% to be determined by the Company’s sales incentive plan. Mr. Collins’ 2014 sales incentive plan quota targets were established by the Committee as follows: 50% for the achievement against a Company revenue quota of $220 million and 50% against the achievement of Trillium Software-Solutions bookings of $24 million and MRF revenue of $30 million and overall Company design win points of 180, which are aligned with market expectations for the Company in each of these areas.

The Committee has approved targeted supplemental incentives for certain executives to encourage and reward the accomplishment of aggressive goals in support of critical company objectives. Supplemental programs and corresponding payments include the following:

•
A special incentive cash generation bonus plan for Mr. Bronson in the amount of $500,000 and Mr. Muhich in the amount of $120,000 that is intended to encourage and reward for the stabilization of the business and improvement in cash position for the performance period of October 1, 2012 through December 31, 2015. The performance goal is the generation of $60 million of cash for the Company, inclusive of operating results and merger and acquisition activity, excluding proceeds of new debt and new stock. The participants will receive 33.33% of the special incentive upon achieving a cash generation threshold of $20 million at the end of any fiscal quarter during the performance period. The measurement of performance to goal will occur upon the achievement of the threshold performance goal and at the end of each fiscal year thereafter. No payment has been made at this time.

•	A special incentive bonus for Mr. Despain in the amount of $40,000 for closing on the sale of the Company's OS-9 business in Q1 2013. The milestone was achieved and payment was made in March 2013.

•	A special incentive bonus for Mr. Muhich in the amount of $5,000 for work on a special project involving one of the Company’s critical strategic initiatives. The payment was made in July 2013.

•	A special incentive bonus for Mr. Agarwal in the amount of $25,000 for closing on a settlement for an outstanding claim. The milestone was achieved and resulting payment was made in September 2013.

Long-Term Incentive Plans

Equity continues to be a substantial component of the Company’s compensation strategy and is intended to attract, retain and motivate key talent to achieve the Company's strategic objectives. In support of these strategic objectives, a combination of performance and time-based shares are utilized.
Annual Equity Refresher - The Committee reviewed and approved an annual refresher grant for executives and key individuals effective September 6, 2013. Executives received 100% of their 2013 refresh grants in the form of stock options. The refresher grants are subject to the terms and conditions of the 2007 Stock Plan and vest over a three year period. Refer to the 2013 Grants of Plan Based Awards table for actual share quantities granted to NEOs.
Overlay Grants - An overlay grant was made effective September 4, 2012 for executives and certain key individuals to provide focus to the achievement of near-term strategic objectives. The overlay grants were performance-based RSU awards with quarterly performance metrics covering the period September 1, 2012 through December 31, 2013. RSUs were earned quarterly based upon the achievement of specific near-term product delivery, design win and operational performance metrics. The payout of any given quarterly performance period could be up to 116% of target amounts if all performance objectives were met at maximum achievement levels.
First half 2013 performance targets were weighted one third each between stretch new product delivery milestones required to meet customer roadmaps, design win achievement levels and operational objectives that were focused on improving overall working capital levels. Second half 2013 performance targets were weighted 50% on meeting stretch market penetration and new product delivery milestones required to meet customer roadmaps and 50% on meeting the Company’s aggressive cost reduction milestones as well as cash generation targets.
The performance results and corresponding payout for each performance period measurement date based upon these objectives are illustrated below:

Performance Period Measurement Date	Payout (% of target)
March 31, 2013	102.0%
June 30, 2013	104.4%
September 30, 2013	88.4%
December 31, 2013	100.0%
Each quarterly award payout cliff vests one calendar year after the performance period measurement date. Refer to the 2013 Grants of Plan Based Awards table for overlay awards granted and earned by the NEOs.

The tables below detail the 2013 overlay grant performance targets and results.

Objective	Q1 2013 Performance Targets	Weighting	Score
Product Delivery (33.33%)	Media Resource Function (“MRF”) Product Launch	25%	100%
	Trillium Product Launch	25%	100%
	Platform Cost Reductions	25%	100%
	Define Next Generation Platform	25%	125%
Design Win (33.33%)	Q4 + Q1 = 15 Net Present Gross Margin	100%	100%
Operational (33.33%)	Cash Cycle Days 43-44 days	50%	100%
	Inventory ≤ $28m	50%	100%

Objective	Q2 2013 Performance Targets	Weighting	Score
Product Delivery (33.33%)	MRF Feature Additions	33%	125%
	MRF Customer Feature Addition	33%	100%
	MRF Codec Addition	33%	100%
Design Win (33.33%)	8 Net Present Gross Margin	100%	106%
Operational (33.33%)	Cash Cycle Time 43 - 44 days	50%	100%
	Inventory ≤ $27m	50%	100%

Objective	Q3 2013 Performance Targets	Weighting	Score
Market Penetration and Product Delivery (50%)	MRF Customer Feature Addition	34%	100%
	Trillium Product Release	33%	100%
	Technical Definition of Next Generation Platform	33%	90%
Execution (50%)	Hit Shanghai Shutdown Milestones per Engineering's Transition Plan	25%	110%
	Hit Contract Manufacturing Transfer Milestones	25%	110%
	Hit Penang Shutdown Milestones	25%	100%
	Cash Generation	25%	0%

Objective	Q4 2013 Performance Targets	Weighting	Score
Market Penetration and Product Delivery (50%)	MRF Customer Feature Addition	20%	100%
	MRF Video Application Addition	20%	125%
	Trillium Product Release	20%	125%
	Solution Product Release	10%	100%
	Prototype Delivered for Next Generation Blade	15%	75%
	Demonstration of Next Generation Platform	15%	100%
Execution (50%)	Hit Shanghai Shutdown Milestones per Engineering's Transition	25%	125%
	Hit Contract Manufacturing Transfer Milestones	25%	125%
	Hit Penang Shutdown Milestones per Transition Plan	25%	125%
	Cash Generation	25%	0%

Long Term Incentive Plan (LTIP) - The Committee granted shares under the Company’s LTIP on September 10, 2012 covering the period from October 1, 2012 through December 31, 2014. The LTIP grants are performance-based RSU grants with semi-annual performance metrics tied to the achievement of specific objectives focused on market penetration, long-term growth and other financial objectives. Actual share payout can be up to 125% of the target award if all performance objectives are met at maximum achievement levels. There is an additional accelerator tied to stock price that can increase the maximum payout to up to 250% of the target award. Performance measurement dates and vesting dates align to each calendar half end date in 2013 and 2014. Refer to the 2013 Grants of Plan Based Awards table for LTIP share quantities granted to NEOs.
First half 2013 performance targets were weighted 35% on the achievement of specific stretch market penetration objectives with key strategic product lines, 35% on the achievement of design win objectives and 30% on the achievement of planned non-GAAP operating income. Second half 2013 performance targets were weighted 20% on the achievement of specific stretch market penetration objectives with key strategic product lines, 60% on the achievement of design win objectives and 20% on the achievement of planned non-GAAP operating income.
The performance results and corresponding payout for each performance period measurement date based upon these objectives are illustrated below:

Period	Performance Period Measurement Date	Payout (% of target)
1H 2013	June 30, 2013	96.8%
2H 2013	December 31, 2013	83.0%

The tables below detail the 2013 LTIP performance targets and results.

Objective	1H 2013 Performance Targets	Weighting	Score
Market Penetration (35%)	Key MRF Trial	25%	125%
	Key Trillium Trial	25%	100%
	Key Customer Design Win	25%	100%
	Key A&D or Medical Design Win	25%	100%
Long-Term Growth (35%)	Design Wins at or above Plan	100%	102%
Financial Performance (30%)	Non-GAAP Operating Income at or above Plan	100%	80%

Objective	2H 2013 Performance Targets	Weighting	Score
Market Penetration (20%)	Winning Named Key Business Milestone	50%	125%
	Market Validation of Next Generation Platform	25%	110%
	New Trillium Trial	25%	125%
Long-Term Growth (60%)	Platform Design Wins at Plan	33%	61%
	MRF Design Wins at Plan	34%	112%
	Trillium Bookings at Plan	33%	121%
Financial Performance (20%)	Non-GAAP Operating Income at Plan	100%	0%

2013 Out of Cycle Grants for Executive Officers - Options and LTIP shares were granted to Mr. Muhich effective February 1, 2013 in conjunction with his promotion to Chief Financial Officer. Options were granted to Mr. Agarwal and Mr. Despain effective February 1, 2013 in conjunction with the assumption of sales organization and revenue generation responsibilities for their respective business groups. A new hire grant was approved for Mr. Collins in conjunction with the commencement of his employment on September 30, 2013. The grant consisted of a mix of Stock Options, RSUs and LTIP shares.

The grant quantities were based upon market-based total compensation target levels that utilize a value based approach with the objective of ensuring the unvested equity grants are sufficient in value to retain and provide strong performance incentives for the executive in future years. The grant quantities were recommended by management, modified as necessary, and ultimately approved by the Committee.

The out of cycle LTIP awards are subject to the same terms and conditions as the awards granted on September 10, 2012. Refer to the 2013 Grants of Plan Based Awards table for awards granted to NEOs.

Section IV: Compensation Framework

The Board of Directors has delegated responsibility to the Committee for final approval of executive base salary, variable cash compensation, equity compensation, as well as any executive employment offers, executive change of control agreements, severance agreements and other executive compensation programs. The Committee also guides executive development programs and succession planning in order to maintain and develop the Company's leadership team. The Committee maintains an annual calendar to guide the timing of its review, analysis, and decision-making related to executive compensation, benefits and development programs.
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

The Committee reviews compensation recommendations provided by management and makes all final executive compensation related decisions. Under the supervision of the Committee, the Chief Executive Officer and human resources staff have responsibility for the implementation of executive compensation programs.

Our ongoing compensation practices are reflective of our compensation philosophy and align to a number of best practices and/or industry standards, including:

•
The Committee oversees all elements of compensation for the executive officers while directly retaining an independent compensation consultant that performs services solely in support of the Committee.

•	Compensation plans are competitive with industry peers. Plans are annually monitored, evaluated and compared against trends in executive compensation.

•
Subject to the Committee’s ability to exercise its discretion to provide for funding if special circumstances warrant, the variable compensation plan requires a minimum level of non-GAAP operating income performance to fund a payout. There is an opportunity for increased funding if Company and individual performance exceeds plan goals.

•
Equity is a substantial component of an executive's total compensation, aligning an executive's long-term interest with that of shareholders. A combination of performance-based & time-based equity awards are used.

•	Performance-based metrics are used to trigger and scale payment for short and long-term incentives.

•	Equity-based incentive plans prohibit backdating and re-pricing of stock options.

•	Executive officers' change of control agreements provide for a "double trigger" payout with stock acceleration provisions included only for the Chief Executive Officer and Chief Financial Officer.

•	Special perquisites, tax equalization or gross-up benefits, or benefits designed solely for executive officers are not provided.

•	The Committee reviews annually all compensation plans to ensure incentives do not promote taking undue risk.

•	A peer group for benchmarking total shareholder return was established to measure and compare pay and performance linkage (see Peer Group below).

•	A dashboard, consisting of variable compensation costs and financial performance metrics, is reviewed each quarter by the Committee to monitor and further assess the pay for performance model.

•
Stock ownership guidelines promote the alignment of the long-term interests of executives with the long term interests of the shareholders, as well as, foster long-term retention of executives; the Committee reviews stock ownership status annually.

•
A clawback policy applicable to section 16 officers was adopted in 2014.  The policy provides the Board of Directors the ability to recover performance based compensation paid to an executive in the event of any fraud or willful misconduct by one or more executives that results in the required restatement of any financial reporting required under the securities laws or other similar laws or regulations as applicable to the Company.

The most recent shareholder advisory vote on compensation of NEOs resulted in a 90.11% vote “For” the approval of the compensation of the Company's NEOs (excluding broker non-votes). Accordingly, except for the adoption of a formal clawback policy, no changes to the Company's executive compensation programs were made as a result of the shareholder advisory vote, but the Company intends to continue emphasizing its pay for performance compensation philosophy. The shareholders voted to hold an advisory vote on the compensation of NEOs every year. The Company intends to hold such advisory vote on compensation each year.

Peer Group

The Committee has established a peer group of similarly situated companies against which to compare and assess the Company's programs and performance. The Committee will utilize peer data to review total shareholder return as a part of its pay for performance linkage, Chief Executive Officer and Chief Financial Officer compensation and general compensation practices. The peer group consists of a selection of high technology companies, companies located in proximity to the Company’s corporate headquarters and other proxy advisory peers considered to be a relative comparison for evaluation purposes. The following companies were selected and utilized as peer companies in 2013:

Cognex Corporation	Mercury Systems	TriQuint Semiconductor
Dialogic Inc.	Planar Systems, Inc.	Zygo Corporation
Electro Scientific Industries Inc.	Sonus Networks
FEI Company	Super Micro Computer, Inc.
In early 2014 the peer group was revised to include companies that more closely align to the Company’s product and industry as well as company size. The Committee evaluated a number of factors, including number of employees, market cap, revenue and net income when selecting the peer group. The 2014 peer group includes the following:

Allot Communications LTD.	Electro Scientific Industries Inc.	Procera Networks Inc.
Aruba Networks Inc.	Envivio Inc.	Sonus Networks Inc.
AudioCodes Ltd.	Extreme Networks	Super Micro Computer Inc.
Calix Inc.	Mavenir Systems Inc.	Zygo Corporation
Dialogic Inc.	Mercury Systems Inc.
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

Compensation Consultant

The Committee periodically engages Mercer, a subsidiary of Marsh & McLennan Companies, Inc., to provide guidance on best practices in executive compensation and supplement the current executive compensation benchmarking process and analysis. Every other year, Mercer provides salary benchmarking data on the top executive officer positions (generally the Chief Executive Officer and Chief Financial Officer positions). The data is obtained using Mercer's proxy database and applying market criteria (high-tech companies with revenues of $100 million to $500 million in the technology sector, excluding companies with certain Global Industry Classification Standard codes, such as electronics equipment and instruments and technology distributors as well as American Depositary Receipts and organizations that are only traded on foreign markets). A list of the companies included in Mercer's salary benchmarking market cut is set forth in Appendix 99.2.
Processes
The Committee conducts a formal review of each executive's compensation on an annual basis or more frequently if needed. The Committee’s review consists of the following: comparing the cash and equity components of each executive's pay to market data for similar positions; considering recommendations provided by the Chief Executive Officer and human resources staff; assessing individual performance; and aligning any pay changes with market and company performance. The Committee reviews the mix of base salary, variable cash compensation and equity compensation, but does not attempt to target a specific percentage allocation as each compensation element is compared to market survey data.

"Tally sheets" are used to consider and evaluate the total potential compensation of executives from all sources upon various scenarios and any benefits associated with termination of employment. Based on this analysis, the Committee is able to make market-based decisions that are aligned to the Company's financial and strategic direction.

Base Salaries are reflective of the executive's job scope, background and experience level. Base salary levels are initially determined at the time of hire or promotion and are reviewed annually thereafter or in conjunction with a change in job scope or responsibility or upon the Committee's consideration of other relevant factors. The amount of any merit increase is determined based on a combination of factors, including the current position of the executive's pay against market data and the executive's experience, performance and results during the past year. The Committee may determine that an individual executive's base salary should be above (or below) the benchmark based on the executive officer's job responsibilities and/or experience level and may adjust an executive’s salary during the annual review process or at such other time as the Committee deems necessary or advisable.

Variable Cash Compensation targets are expressed as a percentage of base salary. The targets are determined at the time of hire or promotion and are typically reviewed annually against industry benchmark data for comparable positions. An executive's variable target is generally aligned to the 50th percentile of market. Exceptions may exist based on an executive officer's job responsibilities and/or experience level.

Plan performance targets (including minimum funding levels, target funding levels and maximum payout levels) are established and approved by the Committee at the beginning of the performance period, typically in conjunction with the annual operating plan process, and are based on current business and economic conditions, the financial planning process and affordability. Plan performance targets are directly tied to achieving financial performance and/or strategic objectives of the Company and may include an individual performance component.

Individual performance objectives for each executive are developed by the Chief Executive Officer in consultation with the affected executive and then reviewed and approved by the Committee. The Committee reviews the Chief Executive Officer's assessment of executive performance to objectives.

The Committee ultimately decides the amounts paid to each executive with such quantitative and qualitative modifications as the Committee may make at its discretion.

Sales Incentive Compensation targets are derived for each individual by first benchmarking total target cash compensation to the 50th percentile of market and then factoring in the Company's base/incentive mix.

Plan performance targets (including revenue and/or booking quotas and design win quotas, or points) are established and approved at the end of each year for the following year and align to the annual operating plan. Revenue and/or booking and design win quotas are set such that the combined sales team quota is at or above the annual operating plan forecast.

Equity Compensation in the form of stock options, RSUs, and performance-based shares are awarded to executive officers and key individuals because they are a highly effective way to align the interests of management and shareholders and motivate management to drive long-term shareholder value.

Industry benchmark data for comparable executive positions is used to establish target equity values at the time of grant. The total annual grant value for an executive, including options, RSUs and performance-based shares is targeted at the 50th percentile of market. Since performance-based shares are not granted on an annual basis, the total grant value may be allocated across multiple years (i.e., the performance period).

In addition to reviewing benchmark data to determine equity grant levels, the retentive value of past grants for each executive is reviewed to ensure that the value of unvested equity grants is in line with benchmarks and is of sufficient value to retain and provide strong performance incentive for the executive in future years.

The Black-Scholes methodology is used for valuing options and the grant date fair value is used for valuing both RSUs and performance-based shares (see Note 17 of Consolidated Financial Statements for a description of Black-Scholes methodology and assumptions used). The targeted grant mix for executives is 50% time-based, of which 70% are generally options and 30% are generally RSUs, and 50% performance-based shares.

Time-based equity incentives are granted under the 2007 Stock Plan for annual refresh, promotion and retentive purposes. Annual refresh grants are typically made in the fall after shareholder approval of additional shares, if necessary.

The LTIP provides performance-based RSUs, which are intended to create an incentive for exceptional financial and strategic performance. Consequently, LTIP awards vest only upon achievement of certain financial or strategic metrics. Threshold targets have been established by the Committee to ensure a minimum level of achievement for payout.

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

Risk Considerations

The Committee conducted an assessment of the Company's compensation policies and practices to identify any potential risk arising from such policies and practices that could be reasonably likely to have a material adverse effect on the Company. The assessment covered all compensation elements and included an analysis of overall compensation costs (including both fixed and variable incentive components), compensation plan participation by employee group (sales vs. employees vs. senior leaders), metrics and performance goals. No potential risks that could be reasonably likely to have a material adverse effect were identified.

Section V: Employment and Termination Agreements

Executive officers are parties to various severance agreements, change of control agreements, or both, entered into pursuant to guidelines adopted by the Committee. The Committee believes these agreements may be necessary or advisable to keep executive officers focused on the best interests of shareholders at times that may otherwise cause a lack of focus due to personal economic exposure and potential change for the Company. Further, the Committee believes that they are necessary or advisable for retentive purposes to provide a measure of support to executive officers who may receive offers of employment from competitors that would provide severance or change of control benefits.

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

See “Potential Post-Employment Payments” under Summary Compensation Table for severance and change of control benefits provided to NEOs.

Section VI: Deductibility of Compensation

Section 162(m) of the Internal Revenue Code of 1986 (the “Code”) limits to $1,000,000 per person the amount the Company may deduct for compensation paid to the Chief Executive Officer and the three highest compensated officers who are NEOs (other than the Chief Executive Officer or Chief Financial Officer) in any year. The level of salary and annual cash incentive payments the Company generally pays to executive officers does not exceed this limit. In addition, Section 162(m) specifically exempts certain performance-based compensation from the deduction limit. The stock options granted to executive officers under the 2007 Stock Plan are considered performance based for purposes of Section 162(m) and are therefore not subject to the $1,000,000 limitation. The intent of the Committee is to design compensation that will be deductible without limitation where doing so will further the purposes of the executive compensation program. The Committee will, however, take into consideration various other factors described in this CD&A, together with Section 162(m) considerations, in making executive compensation decisions and could, in certain circumstances, such as the awards under the LTIP described above, approve and authorize compensation that is not fully tax-deductible.

Section VII: Non-GAAP Financial Measures

To help evaluate the Company's performance for purposes of determining executive compensation, the Company considers non-GAAP operating income and non-GAAP earnings per share which exclude certain expenses, gains and losses, such as the effects of (a) purchase accounting adjustments, (b) amortization of acquired intangible assets, (c) stock-based compensation expense, (d) restructuring and acquisition-related charges (reversals), net, (e) impairment of goodwill, (f) sale of land and (g) non-cash income tax expense. The Company believes that the use of non-GAAP financial measures provides useful information to investors to gain an overall understanding of its current financial performance and its prospects for the future. Specifically, the Company believes the non-GAAP results provide useful information to both management and investors by excluding certain expenses, gains and losses that the Company believes are not indicative of its core operating results. In addition, non-GAAP financial measures are used by management for budgeting and forecasting as well as subsequently measuring the Company's performance, and the Company believes that it is providing investors with financial measures that most closely align to its internal measurement processes. These non-GAAP measures are considered to be reflective of the Company's core operating results as they more closely reflect the essential revenue-generating activities of the Company and direct operating expenses (resulting in cash expenditures) needed to perform these revenue-generating activities. The Company also believes, based on feedback provided to the Company during its earnings calls' Q&A sessions and discussions with the investment community, that the non-GAAP financial measures it provides are necessary to allow the investment community to construct their valuation models to better align its results and projections with its competitors and market sector, as there is significant variability and unpredictability across companies with respect to certain expenses, gains and losses.

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

	Year Ended		6 months ended
	December 31, 2013	December 31, 2012	June 30, 2013
	(in thousands except per share data)
INCOME (LOSS) FROM OPERATIONS:
GAAP loss from operations	$(34,766)	$(39,746)	$(8,823)
(a) Purchase accounting adjustments	0	300	0
(b) Amortization of acquired intangible assets	13,773	14,759	7,043
(c) Stock-based compensation	5,298	1,391	2,122
(d) Restructuring and acquisition-related charges, net	7,696	(55)	1,156
(e) Impairment of goodwill	0	29,748	0
(f) Gain on the liquidation of a foreign subsidiary	0	0	0
Non-GAAP income from operations	$(7,999)	$6,397	$1,498

NET INCOME (LOSS):
GAAP net loss	$(49,404)	$(43,474)	$(10,669)
(a) Purchase accounting adjustments	0	300	0
(b) Amortization of acquired intangible assets	13,773	14,759	7,043
(c) Stock-based compensation	5,298	1,391	2,122
(d) Restructuring and acquisition-related charges, net	7,696	(55)	1,156
(e) Impairment of goodwill	0	29,748	0
(f) Gain on sale of land held for sale	(771)	0	0
(g) Income taxes	13,429	1,703	973
Non-GAAP net income	$(9,979)	$4,372	$625

GAAP weighted average diluted shares	28,805	27,174	28,570
Escrow shares	0	1,028	30
Dilutive equity awards included in non-GAAP earnings per share	0	776	715
Non-GAAP weighted average diluted shares	28,805	28,978	29,315
GAAP net income (loss) per share (diluted)	$(1.72)	$(1.60)	$(0.37)
Non-GAAP adjustments detailed above	1.37	1.75	0.39
Non-GAAP net income per share (diluted)	$(0.35)	$0.15	$0.02

For all the periods the diluted earnings per share calculation excludes the effects of the shares underlying our convertible senior notes as the inclusion would be anti-dilutive.

The Company excludes the following expenses, reversals, gains and losses from its non-GAAP financial measures, when applicable:

(a) Purchase accounting adjustments: Purchase accounting adjustments consist of the impact to revenues and cost of sales associated with adjusting deferred revenue and inventories of acquired companies to fair value. For deferred revenue, as is the case with our existing business, at the time of acquisition, the acquired business recorded deferred revenue related to past transactions for which revenue would have been recognized by the acquired entity in future periods as revenue recognition criteria were satisfied. However, purchase accounting rules require us to write down a portion of this deferred revenue to its then current fair value, which is equivalent to the cost to complete the outstanding obligations required to earn the deferred revenue plus a reasonable margin. Consequently, in post-acquisition periods, we do not recognize the full amount of this deferred revenue. When measuring the performance of our business, however, we add back non-GAAP revenue associated with deferrals for which no future obligations existed as well as obligations we assumed to provide maintenance or support to customers of the acquired business that were excluded as a result of these purchase accounting adjustments. We believe that the non-GAAP revenue disclosures enhance investors' ability to conduct period-over-period analyses of our results that reflect the full impact of the acquired business's results together with the results from our pre-existing products and services. In addition, the non-GAAP financial results exclude the impact to cost of sales from the markup of inventories required by GAAP as part of the fair value adjustments required under purchase accounting for business combinations. This results from marking the acquired company's inventory to fair value at the time of acquisition. This charge is not factored into management's evaluation of potential acquisitions or our performance after completion of acquisitions, because it is not related to our core operating performance, and the frequency and amount of this type of charge can vary significantly based on the size and timing of our acquisitions. Excluding this data provides investors with a basis to compare the company against the performance of other companies without this variability.

(b) Amortization of acquired intangible assets: Amortization of acquisition-related intangible assets primarily relate to core and existing technologies, patents, trade name and customer relationships that were acquired with the acquisitions of Continuous Computing, Convedia, MCPD and Pactolus. The Company excludes the amortization of acquisition-related intangible assets because it does not reflect the Company's ongoing business and it does not have a direct correlation to the operation of the Company's business. In addition, in accordance with GAAP, the Company generally recognizes expenses for internally-developed intangible assets as they are incurred, notwithstanding the potential future benefit such assets may provide. Unlike internally developed intangible assets, however, and also in accordance with GAAP, the Company generally capitalizes the cost of acquired intangible assets and recognizes that cost as an expense over the useful lives of the assets acquired. As a result of their GAAP treatment, there is an inherent lack of comparability between the financial performance of internally-developed intangible assets and acquired intangible assets. Accordingly, the Company believes it is useful to provide, as a supplement to its GAAP operating results, non-GAAP financial measures that exclude the amortization of acquired intangibles in order to enhance the period-over-period comparison of its operating results, as there is significant variability and unpredictability across companies with respect to this expense.

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

(d) Restructuring and other charges, net: Restructuring and other charges, net relates to costs associated with non-recurring events. These include costs incurred for employee severance, acquisition or divestiture activities, excess facility costs, certain legal costs, asset related charges and other expenses associated with business restructuring activities. Restructuring and other charges are excluded from non-GAAP financial measures because they are not considered core operating activities. Although the Company has engaged in various restructuring activities over the past several years, each has been a discrete event based on a unique set of business objectives. The Company does not engage in restructuring activities in the ordinary course of business. As such, the Company believes it is appropriate to exclude restructuring charges from its non-GAAP financial measures because it enhances the ability of investors to compare the Company's period-over-period operating results.

(e) Impairment of goodwill: The goodwill impairment charge relates to a write down of balances associated with previous acquisitions. The Company excludes the goodwill impairment charge because it is unusual in nature and does not reflect the operation of the Company's ongoing business. Additionally, its exclusion enhances the ability of investors to compare the Company’s period-over-period operating results.

(f) Sale of land: Gain realized when the Company sold a parcel of land that it owned during the three months ended December 31, 2013. This is excluded from non-GAAP results as the Company does not buy and sell land in the normal course of business. We believe this exclusion enhances the ability of investors to compare the Company's period-over-period operating results.

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

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning compensation paid or accrued for services to us in all capacities for the last fiscal year for:

•	the individuals who served as our Chief Executive Officer and Chief Financial Officer during fiscal year 2013; and

•
our most highly compensated executive officers other than the Chief Executive Officer and Chief Financial Officer whose total compensation exceeded $100,000 and who were serving as executive officers at the end of fiscal year 2013; and

•	Up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year.

The above individuals are referred to herein as the “named executive officers.”

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1) (2) ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation Earnings (3) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (4) ($)	All Other Compensation (5) ($)	Total ($)
Brian Bronson	2013	482,288	—	—	1,059,581	56,418	—	8,730	1,607,017
President & CEO	2012	375,461	—	270,177	610,300	—	—	8,526	1,264,464
	2011	331,580	—	420,540	168,941	195,714	—	8,405	1,125,180

Allen Muhich	2013	278,635	5,000	19,750	158,919	16,769	—	8,469	487,542
Chief Financial Officer	2012	215,943	—	63,084	63,336	—	—	8,026	350,389

Amit Agarwal (7)	2013	282,676	25,000	—	206,903	18,033	—	8,518	541,130
Former Vice President & General Manager, Software & Solutions	2012	245,942	40,000	106,271	54,418	—	—	8,334	454,965

Stephen Collins (8)	2013	74,088	10,692	82,050	96,314	28,438	—	37,331	328,913
Vice President, Global Sales

Keate Despain (9)	2013	267,064	40,171	—	206,903	16,033	—	8,492	538,663
Vice President & General Manager, Platforms	2012	227,874	—	103,473	71,344	—	—	8,208	410,899

(1)
The amounts included in the Stock Awards and Option Awards columns include the aggregate grant date fair value of stock and option awards granted in the fiscal year computed in accordance with FASB ASC Topic 718 ("ASC 718"). We continue to use the Black-Scholes model to measure the grant date fair value of stock options and the amounts above do not include any forfeiture reserve. For a discussion of the valuation assumptions used to value the options, see Note 17 to our Consolidated Financial Statements included in our annual report on Form 10‑K for the fiscal year ended December 31, 2013. We compute the grant date fair value of restricted stock as the closing price of our shares as quoted on the Nasdaq Global Select Market (“Nasdaq”) on the date of grant or the first date of the underlying service period, whichever occurs first.

(2)
A portion of the amounts included in the Stock Awards column for 2013 are performance awards under the LTIP. As of December 31, 2013, one-half of the total awards made in 2013 had been valued at the target outcome of the performance conditions as of the grant date except for the LTIP grant for Stephen Collins of which 17% of the total award had been valued at the target outcome of the performance conditions as of the grant date. The table below details the maximum potential value of the 2013 awards as of the grant date for which performance conditions have been determined. The performance conditions for the remaining award periods were not yet determined as of December 31, 2013 and, therefore, pursuant to ASC 718 the aggregate grant date fair value will be computed on the date such performance conditions are established by the Committee with respect to the applicable award periods. The table below includes the number of shares that may be paid out pursuant to such awards once the performance conditions for such award periods have been established.

Name	Value Of Grant At Maximum Payout For Awards Valued As Of December 31, 2013	Performance Awards Not Yet Valued As Of December 31, 2013 (# of Shares)
		Threshold	Target	Maximum
Allen Muhich	$49,375	656	5,000	12,500
Stephen Collins	$80,250	5,250	50,000	125,000

(3)
The amounts in this column for 2013 represent payments made under our Variable Compensation Plan. For Stephen Collins, the payment was made under the Sales Incentive Plan. Amounts for 2011 represent payments made under our prior cash incentive plan.

(4)
The Summary Compensation Table only requires disclosure of above-market or preferential returns on nonqualified deferred compensation. The 2013 Nonqualified Deferred Compensation Table below discloses all earnings under our Non-Qualified Deferred Compensation Plan during 2013. Participants in our Non-Qualified Deferred Compensation Plan make voluntary contributions to their accounts and in some cases we make matching contributions to the extent that a participant loses the Company match in our 401(k) plan due to the effect of participation in the Non-Qualified Deferred Compensation Plan. Participants elect to benchmark earnings on their accounts to the performance of third-party investment funds available to them under the Non-Qualified Deferred Compensation Plan. Participants select from among the funds available to them. Earnings are calculated and applied to participant accounts daily and may be positive or negative, based on individual fund performance. Although the funds offered to participants under our Non-Qualified Deferred Compensation Plan differ from those under our 401(k) plan, the number of funds and investment objectives of each fund are similar to those under the 401(k) plan. In accordance with SEC rules and publicly available interpretations of these rules by the staff of the SEC, earnings on deferred compensation invested in third-party investment vehicles, such as mutual funds, need not be reported as compensation on the Summary Compensation Table.

(5)	The table below details the amounts included in the All Other Compensation column for 2013:

	401(k) Contributions	Term Life Insurance Payments	Relocation Expenses	Tax Reimbursement on Relocation Expenses
Brian Bronson	$7,650	$1,080	$0	$0
Allen Muhich	$7,650	$819	$0	$0
Amit Agarwal	$7,650	$868	$0	$0
Stephen Collins	$643	$200	$23,553	$12,935
Keate Despain	$7,650	$842	$0	$0

(7)	Mr. Agarwal's employment ceased on January 17, 2014.

(8)	Mr. Collins joined us on September 30, 2013.

(9)	Mr. Despain was no longer an executive officer as of January 17, 2014.

2013
GRANTS OF PLAN BASED AWARDS

				Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)(2)
Name	Grant Date (1)	Approval Date	Plan (3)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Brian Bronson	1/1/2013	9/28/2012	2007				—	309,000	—	2.98	509,665
	9/6/2013	9/5/2013	2007				—	340,000	—	3.45	549,916
	Variable Compensation Plan (4)		VCP	181,771	477,083	954,167
Allen Muhich	2/1/2013	1/31/2013	2007				—	32,000	—	3.95	69,962
	9/6/2013	9/5/2013	2007				—	55,000	—	3.45	88,957
	2/1/2013	1/31/2013	LTIP				2,625	10,000	25,000	N/A	19,750
	Variable Compensation Plan (4)		VCP	54,203	141,646	283,292
Amit Agarwal	2/1/2013	1/31/2013	2007				—	46,550	—	3.95	101,772
	9/6/2013	9/5/2013	2007				—	65,000	—	3.45	105,131
	Variable Compensation Plan (4)		VCP	56,967	150,261	300,522
Stephen Collins	9/30/2013	9/27/2013	2007				—	64,000	—	3.21	96,314
	10/1/2013	9/27/2013	2007				—	15,000	—	N/A	49,950
	9/30/2013	9/27/2013	LTIP				15,750	60,000	150,000	N/A	32,100
	Variable Compensation Plan (4)		VCP	11,375	22,750	45,500
	Sales Commission		SC	5,688	22,750	N/A
Keate Despain	2/1/2013	1/31/2013	2007				—	46,550	—	3.95	101,772
	9/6/2013	9/5/2013	2007				—	65,000	—	3.45	105,131
	Variable Compensation Plan (4)		VCP	50,855	133,570	267,141

(1)	Grant Date applies only to grants of equity awards.

(2)
A portion of the amounts included in the Stock Awards column for 2013 are performance awards under the LTIP. As of December 31, 2013, one-half of the total awards made in 2013 had been valued at the target outcome of the performance conditions as of the grant date except for the LTIP grant for Stephen Collins of which 17% of the total award had been valued at the target outcome of the performance conditions as of the grant date. The table below details the maximum potential value of the 2013 awards as of the grant date for which performance conditions have been determined. The performance conditions for the remaining award periods were not yet determined as of December 31, 2013 and, therefore, pursuant to ASC 718 the aggregate grant date fair value will be computed on the date such performance conditions are established by the Committee with respect to the applicable award periods. The table below includes the number of shares that may be paid out pursuant to such awards once the performance conditions for such award periods have been established.

Name	Value Of Grant At Maximum Payout For Awards Valued As Of December 31, 2013	Performance Awards Not Yet Valued As Of December 31, 2013 (# of Shares)
		Threshold	Target	Maximum
Allen Muhich	$49,375	656	5,000	12,500
Stephen Collins	$80,250	5,250	50,000	125,000

(3)	The plans in this column represent:

•	“2007” is the 2007 Stock Plan

•	“LTIP” is the Long-Term Incentive Plan

•	“VCP” is the Variable Compensation Plan

•	"SC" is the Sales Commission Plan

(4)	Represents the possible payout range during the 2013 fiscal year for the Variable Compensation Plan based on annualized base pay and variable target as of October 1, 2013.

Narrative Description of Additional Material Factors -- Summary Compensation Table & 2013 Grants of Plan-Based Awards Table

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

The vesting of the performance share awards under the LTIP will be determined upon us reaching semi-annual performance targets tied to specific stretch goals. Under the LTIP, first half 2013 performance targets were weighted 35% on the achievement of specific stretch market penetration objectives with key strategic product lines, 35% on the achievement of design win objectives and 30% on the achievement of planned non-GAAP operating income. Second half 2013 performance targets were weighted 20% on the achievement of specific stretch market penetration objectives with key strategic product lines, 60% on the achievement of design win objectives and 20% on the achievement of planned non-GAAP operating income. Performance targets for performance share awards under the LTIP for performance periods in 2014 are determined at or before the time of grant by the Committee.

The grant dates for equity awards during 2013 were established by the Committee during meetings prior to each grant date.

Non-Equity Incentive Plans: We maintain the Variable Compensation Plan in which executive officers are eligible for potential incentive payments dependent upon the level of achievement of non-GAAP operating income and other stated corporate goals and department/individual performance goals.

The actual incentive payouts for 2013 were calculated and paid semi-annually. Cash incentive awards earned between January 1 and December 31 were paid out in July and February. We intend to continue this practice for 2014 awards.

For a more complete description of the salary, equity incentive plans, non-equity incentive plans, and special incentive bonuses for each named executive officer, see "Compensation Discussion and Analysis."

2013 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($/share)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	Exercisable		Unexercisable
Brian Bronson	—		340,000	(1)	—	3.45	9/6/2020	2,000	(23)	4,580	112,500	(31)	257,625
	—		309,000	(2)	—	2.98	1/1/2020	3,000	(24)	6,870	12,500	(26)	28,625
	80,334	(3)	160,666	(3)	—	3.15	10/2/2019	11,550	(25)	26,450	—		—
	9,556	(4)	15,019	(4)	—	3.15	10/2/2019	36,850	(26)	84,387	—		—
	16,843	(5)	23,582	(5)	—	3.67	9/4/2019	—		—	—		—
	7,333	(6)	8,667	(6)	—	7.37	2/1/2019	—		—	—		—
	16,917	(7)	4,083	(7)	—	8.39	7/8/2018	—		—	—		—
	12,445	(8)	1,555	(8)	—	8.68	4/1/2018	—		—	—		—
	33,880	(9)	—		—	9.93	11/10/2017	—		—	—		—
	71,000	(10)	—		—	7.82	2/9/2016	—		—	—		—
	47,000	(11)	—		—	9.44	3/17/2015	—		—	—		—
	28,400	(12)	—		—	13.56	6/5/2014	—		—	—		—
Allen Muhich	—		55,000	(1)	—	3.45	9/6/2020	2,500	(27)	5,725	30,000	(31)	68,700
	—		32,000	(13)	—	3.95	2/1/2020	1,878	(28)	4,301	3,750	(26)	8,588
	2,515	(4)	3,953	(4)	—	3.15	10/2/2019	11,055	(26)	25,316	—		—
	4,043	(5)	5,659	(5)	—	3.67	9/4/2019	—		—	—		—
	3,667	(6)	4,333	(6)	—	7.37	2/1/2019	—		—	—		—
	15,069	(14)	2,431	(14)	—	8.20	5/24/2018	—		—	—		—
Amit Agarwal (32)	—		65,000	(11)	—	3.45	9/6/2020	2,500	(24)	5,725	37,500	(31)	85,875
	—		46,550	(13)	—	3.95	2/1/2020	7,600	(25)	17,404	4,750	(26)	10,878
	11,083	(5)	15,517	(5)	—	3.67	9/4/2019	14,003	(26)	32,067	—		—
	14,097	(7)	3,403	(7)	—	8.39	7/8/2018	—		—	—		—
	538	(15)	359	(15)	—	1.92	12/17/2017	—		—	—		—
	1,690	(16)	756	(16)	—	0.38	3/11/2019	—		—	—		—
	7,089	(17)	3,159	(17)	—	0.38	8/26/2019	—		—	—		—
	2,819	(18)	1,258	(18)	—	0.38	12/9/2019	—		—	—		—
	4,943	(19)	3,375	(19)	—	0.77	4/21/2020	—		—	—		—
Stephen Collins	—		64,000	(20)	—	3.21	9/30/2020	15,000	(29)	34,350	60,000	(31)	137,400

Keate Despain	—		65,000	(1)	—	3.45	9/6/2020	1,000	(27)	2,290	36,000	(31)	137,400
	—		46,550	(13)	—	3.95	2/1/2020	2,000	(30)	4,580	4,500	(26)	10,305
	11,083	(5)	15,517	(5)	—	3.67	9/4/2019	7,600	(25)	17,404	—		—
	1,833	(6)	2,167	(6)	—	7.37	2/1/2019	13,266	(26)	30,379	—		—
	10,111	(21)	3,889	(21)	—	6.12	10/1/2018	—		—	—		—
	6,028	(22)	972	(22)	—	9.01	5/9/2018	—		—	—		—
	5,250	(9)	—		—	9.93	11/10/2017	—		—	—		—
	10,000	(10)	—		—	7.82	2/9/2016	—		—	—		—

(1)
Option granted on 9/6/2013 and becomes exercisable for one-third of the total option shares on the first anniversary of the date of grant and become exercisable in monthly increments equal to 1/36th of the total option shares, each month thereafter, becoming fully exercisable on the 3rd anniversary of the date of grant.

(2)	Option granted on 1/1/2013 and becomes exercisable for one-third of the total option shares on each of the first 3 anniversaries of the grant date.

(3)	Option granted on 10/2/2012 and becomes exercisable for one-third of the total option shares on each of the first 3 anniversaries of the grant date.

(4)
Option granted on 10/2/2012 and becomes exercisable for one-third of the total option shares on the first anniversary of the date of grant and become exercisable in monthly increments equal to 1/36th of the total option shares, each month thereafter, becoming fully exercisable on the 3rd anniversary of the date of grant.

(5)
Option granted on 9/4/2012 and becomes exercisable for one-third of the total option shares on the first anniversary of the date of grant and become exercisable in monthly increments equal to 1/36th of the total option shares, each month thereafter, becoming fully exercisable on the 3rd anniversary of the date of grant.

(6)
Option granted on 2/1/2012 and becomes exercisable for one-third of the total option shares on the first anniversary of the date of grant and become exercisable in monthly increments equal to 1/36th of the total option shares, each month thereafter, becoming fully exercisable on the 3rd anniversary of the date of grant.

(7)
Option granted on 7/8/2011 and becomes exercisable for one-third of the total option shares on the first anniversary of the date of grant and become exercisable in monthly increments equal to 1/36th of the total option shares, each month thereafter, becoming fully exercisable on the 3rd anniversary of the date of grant.

(8)
Option granted on 4/1/2011 and becomes exercisable for one-third of the total option shares on the first anniversary of the date of grant and become exercisable in monthly increments equal to 1/36th of the total option shares, each month thereafter, becoming fully exercisable on the 3rd anniversary of the date of grant.

(9)
Option granted on 11/10/2010 and becomes exercisable for one-third of the total option shares on the first anniversary of the date of grant and become exercisable in monthly increments equal to 1/36th of the total option shares, each month thereafter, becoming fully exercisable on the 3rd anniversary of the date of grant.

(10)
Option granted on 2/9/2009 and becomes exercisable for one-third of the total option shares on the first anniversary of the date of grant and become exercisable in monthly increments equal to 1/36th of the total option shares, each month thereafter, becoming fully exercisable on the 3rd anniversary of the date of grant.

(11)
Option granted on 3/17/2008 and becomes exercisable for one-third of the total option shares on the first anniversary of the date of grant and become exercisable in monthly increments equal to 1/36th of the total option shares, each month thereafter, becoming fully exercisable on the 3rd anniversary of the date of grant.

(12)
Option granted on 6/5/2007 and becomes exercisable for one-third of the total option shares on the first anniversary of the date of grant and become exercisable in monthly increments equal to 1/36th of the total option shares, each month thereafter, becoming fully exercisable on the 3rd anniversary of the date of grant.

(13)
Option granted on 2/1/2013 and becomes exercisable for one-third of the total option shares on the first anniversary of the date of grant and become exercisable in monthly increments equal to 1/36th of the total option shares, each month thereafter, becoming fully exercisable on the 3rd anniversary of the date of grant.

(14)
Option granted on 5/24/2011 and becomes exercisable for one-third of the total option shares on the first anniversary of the date of grant and become exercisable in monthly increments equal to 1/36th of the total option shares, each month thereafter, becoming fully exercisable on the 3rd anniversary of the date of grant.

(15)
Grants of option awards become exercisable under the original CCPU stock option grant agreement. 1/48th of shares vest monthly over 4 years from 12/18/2007. 359 unexercisable shares are subject to contingencies as provided in Section 6.11 of the Merger Agreement.

(16)
Grants of option awards become exercisable under the original CCPU stock option grant agreement. 25% of shares vest on 1-year anniversary of 12/16/2008 and 1/36th of the remaining shares vest monthly over 3 years. 756 unexercisable shares are subject to contingencies as provided in Section 6.11 of the Merger Agreement.

(17)
Grants of option awards become exercisable under the original CCPU stock option grant agreement. 25% of shares vest on 1-year anniversary of 8/27/2009 and 1/36th of the remaining shares vest monthly over 3 years. 3,159 unexercisable shares are subject to contingencies as provided in Section 6.11 of the Merger Agreement.

(18)
Grants of option awards become exercisable under the original CCPU stock option grant agreement. 1/48th of shares vest monthly over 4 years from 12/10/2009. 1,258 unexercisable shares are subject to contingencies as provided in Section 6.11 of the Merger Agreement.

(19)
Grants of option awards become exercisable under the original CCPU stock option grant agreement. 1/48th of shares vest monthly over 4 years from 4/22/2010. 2,396 unexercisable shares are subject to contingencies as provided in Section 6.11 of the Merger Agreement.

(20)
Option granted on 9/30/2013 and becomes exercisable for one-third of the total option shares on the first anniversary of the date of grant and become exercisable in monthly increments equal to 1/36th of the total option shares, each month thereafter, becoming fully exercisable on the 3rd anniversary of the date of grant.

(21)
Option granted on 10/1/2011 and becomes exercisable for one-third of the total option shares on the first anniversary of the date of grant and become exercisable in monthly increments equal to 1/36th of the total option shares, each month thereafter, becoming fully exercisable on the 3rd anniversary of the date of grant.

(22)
Option granted on 5/9/2011 and becomes exercisable for one-third of the total option shares on the first anniversary of the date of grant and become exercisable in monthly increments equal to 1/36th of the total option shares, each month thereafter, becoming fully exercisable on the 3rd anniversary of the date of grant.

(23)	Restricted Stock Units granted on 4/1/2011 and vest for one-third of the award shares on each anniversary of the date of grant, subject to continual employment.

(24)	Restricted Stock Units granted on 7/8/2011 and vest for one-third of the award shares on each anniversary of the date of grant, subject to continual employment.

(25)	Restricted Stock Units granted on 9/4/2012 and vest for one-third of the award shares on each anniversary of the date of grant, subject to continual employment.

(26)
Performance-based RSU awards under the overlay grants were earned quarterly during 2013 based upon the achievement of specific near-term product delivery, design win and operational performance metrics covering the period September 1, 2012 through December 31, 2013. The payout of any given quarterly performance period could be up to 116% of target amounts if all performance objectives were met at maximum achievement levels. Each quarterly award payout cliff vests one calendar year after the performance period measurement date. See "Compensation Discussion and Analysis" for a discussion of these targets and actual payouts during 2013.

(27)	Restricted Stock Units granted on 7/1/2011 and vest for one-third of the award shares on each anniversary of the date of grant, subject to continual employment.

(28)	Restricted Stock Units granted on 10/2/2012 and vest for one-third of the award shares on each anniversary of the date of grant, subject to continual employment.

(29)	Restricted Stock Units granted on 10/1/2013 and vest for one-third of the award shares on each anniversary of the date of grant, subject to continual employment.

(30)	Restricted Stock Units granted on 10/1/2011 and vest for one-third of the award shares on each anniversary of the date of grant, subject to continual employment.

(31)
The vesting of the performance share awards under the LTIP will be determined upon us reaching semi-annual performance targets tied to specific stretch goals. See "Compensation Discussion and Analysis" for a discussion of these targets. The payout can be up to 125% of target based on maximum achievement if all performance milestones are met at maximum achievement levels. There is an additional accelerator that can increase the maximum payout and achievement level to 250% of target tied to increased stock price. The remaining performance achievement dates are June 30, 2014 and December 31, 2014. Performance share awards under the LTIP will vest, if at all, upon Committee certification of achievement in respect of performance targets following the applicable performance target achievement date.

(32)	Mr. Agarwal's employment with the company terminated on January 17, 2014.

2013 OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Brian Bronson	—	—	55,473	$217,304
Allen Muhich	—	—	14,490	$59,677
Amit Agarwal	—	—	18,400	$75,053
Stephen Collins	—	—	—	$0
Keate Despain	—	—	19,167	$74,059

2013 NONQUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in Last Fiscal Year ($) (1)	Registrant Contributions in Last Fiscal Year ($) (2)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
Brian Bronson	$—	$—	$—	$—	$—
Allen Muhich	—	—	—	—	—
Amit Agarwal	—	—	—	—	—
Stephen Collins	—	—	—	—	—
Keate Despain	—	—	—	52,768	—

(1)	The amounts reported in this column are included in the Salary and Non-Equity Incentive Plan Compensation columns in the Summary Compensation Table above.

(2)	The amounts reported in this column are included in the All Other Compensation column in the Summary Compensation Table above.

Narrative Disclosure Describing Material Factors - 2013 Nonqualified Deferred Compensation Table

During 2013 the Board approved the termination of the Radisys Corporation Deferred Compensation Plan (the “Deferred Compensation Plan”), including in respect of deferrals of compensation under the Deferred Compensation Plan prior to January 1, 2005 (such portion of the Deferred Compensation Plan, the “Grandfathered Plan”).  The Deferred Compensation Plan (other than in respect of the Grandfathered Plan) is terminated effective August 31, 2013 and the Grandfathered Plan is terminated effective September 1, 2014. The distribution of plan assets and participant balances under the Grandfathered Plan will begin in September 2014 and will continue through January 2015. Participants with an account balance in the Grandfathered Plan will be paid out in the form designated by the participant at the time of deferral. All other account balances under the Deferred Compensation Plan will be paid out in a lump sum in September 2014. Because Deferred Compensation Plan participants may recognize compensation income earlier than anticipated as a result of the termination of the Deferred Compensation Plan and the associated distribution of account balances in September 2014, the Board amended the Deferred Compensation Plan to permit the Company to provide a 3% discretionary tax allocation based on outstanding balances as of August 2014. Prior to its termination, executives and other select employees were eligible to participate in the Deferred Compensation Plan.  Executive contributions under the Deferred Compensation Plan could be made from salary, sales commission payments and/or cash incentive awards.  A maximum amount of 75% of salary and 75% of sales commission payments and/or cash incentive awards could be deferred. Base salary, cash incentive awards and commission elections apply to compensation earned during the applicable plan year. Employee contributions were credited to the account balance on the date they would otherwise have been paid to the participant.  We only made Company contributions to the Deferred Compensation Plan in situations where such contributions were needed to restore any match lost in the 401(k) plan due to the effect of participation in the Deferred Compensation Plan.  Any such matching contributions were credited as soon as practicable following the end of the plan year.

Participants selected from among the funds available to them. Earnings were calculated and applied to participant accounts daily and could be positive or negative, based on individual fund performance.  Although the funds offered to participants under the Deferred Compensation Plan differed from those of our 401(k) plan, the number of funds and investment objectives of each fund were similar to those of the 401(k) plan.

Aggregate Distributions are any distributions made to a participant during the last fiscal year. Distributions are paid in the form elected by the participant prior to the beginning of each plan year.   The participant may elect to receive payment during employment or upon separation from service. Available forms of payment made during employment were lump sum or annual installments over a maximum of five years. Available forms of payment made following a separation from service are lump sum or annual installments over a maximum of 15 years.

Potential Post-Employment Payments

The Committee has adopted guidelines on severance and change of control agreements to help ensure that written severance or change of control agreements (each, a "Change of Control Agreement") are offered to our executive officers only if special business needs indicate that such agreements are necessary or advisable.

As part of assuming the role of President and Chief Executive Officer, on October 1, 2012, we entered into a Change of Control Agreement with our President and Chief Financial Officer, Brian Bronson. Mr. Bronson's Change of Control Agreement provides that if we terminate his employment with us (other than for cause, death or disability), or if he terminates his employment with us for good reason within 12 months following a change of control or within three months preceding a change of control, Mr. Bronson is entitled to receive severance pay in a cash amount equal to 24 months of Mr. Bronson's annual base pay at the highest annual rate in effect at any time within the 12-month period preceding the date of termination. Severance pay that is payable would be made 100 days following the termination date. Upon such termination, and in addition to severance pay, Mr. Bronson is also entitled to receive (i) up to twelve months of continued coverage pursuant to COBRA under the Company's group health plan, (ii) stock-based incentive compensation plan payout under our LTIP pursuant to the terms of and within the periods specified in the LTIP and his stock-based incentive compensation plan payout under each other stock-based incentive compensation plan, partial cash-based incentive compensation plan payout, if any and (iii) up to $15,000 for the costs and expenses of any executive outplacement firm. Upon such termination, all stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other similar awards granted to Mr. Bronson shall be immediately exercisable in full in accordance with the applicable provisions of the relevant award agreement and the plan; and any risk of forfeiture included in any restricted stock or other similar award shall immediately lapse. Stock options (other than those considered Incentive Stock Options) and stock appreciation rights shall also be amended to permit Mr. Bronson to exercise such stock options and stock appreciation rights for a period of time equal to the earlier of (i) the period of 180 days after the date of Mr. Bronson's termination; or (ii) the date that each stock option and stock appreciation right would otherwise expire by its original terms had Mr. Bronson not been terminated. Had a triggering event occurred on December 31, 2013, such that Mr. Bronson would become entitled to benefits under his Change of Control Agreement, Mr. Bronson would have been entitled to the payments detailed below.

As part of assuming the role of President and Chief Executive Officer, on October 1, 2012, we entered into an Executive Severance Agreement ("Severance Agreement") with Brian Bronson. Mr. Bronson's Severance Agreement provides that if we terminate his employment (other than for cause, death or disability) or if he terminates his employment with us for good reason and contingent on Mr. Bronson signing a release agreement, Mr. Bronson will be entitled to (i) a payment amount equal to 24 months base pay, (ii) up to twelve months of continued coverage pursuant to COBRA under the Company's group health plan, (iii) stock-based incentive compensation plan payout under our LTIP pursuant to the terms of and within the periods specified in the LTIP and under each other stock-based incentive compensation plan, (iv) partial cash-based incentive compensation plan payout, if any, and (v) up to $15,000 for the costs and expenses of any executive outplacement firm. Had Mr. Bronson's employment been terminated by us without cause on December 31, 2013, Mr. Bronson would have become entitled to receive the benefits described below.

Brian Bronson	Termination Following a Change of Control		Termination Under Executive Severance Agreement
Severance Payments	$1,000,000		$1,000,000
Performance RSU	$888,635	(1)	$85,875	(2)
Equity Acceleration (3)	$54,197		$0
Health Insurance Benefits	$16,604		$16,604
TOTAL	$1,959,436		$1,102,479

(1) Performance restricted stock units to acquire 338,700 shares under the LTIP and 49,350 shares under the 2007 Stock Plan would have accelerated and vested. Under the terms of Mr. Bronson's Change of Control Agreement, the LTIP award, as well as other compensation payments paid or payable to the executive that are contingent upon a change of control, would be reduced to avoid triggering excise tax under the parachute payment rules of the Code if such reduction would result in the executive receiving an after-tax amount greater than what would be received if the excise tax were paid.

(2) If the target performance measures under the LTIP were met on December 31, 2013, performance restricted stock units to acquire 37,500 shares would vest.

(3) Options to acquire 862,572 shares would have accelerated and vested with an intrinsic value of $0 as of December 31, 2013. Restricted stock with a market value of $54,197 would have accelerated and vested.

As part of his confirmation as Chief Financial Officer, on February 1, 2013, we entered into a Change of Control Agreement with Allen Muhich. Mr. Muhich's Change of Control Agreement provides that if we terminate his employment with us (other than for cause, death or disability), or if he terminates his employment with us for good reason within 12 months following a change of control or within three months preceding a change of control, Mr. Muhich is entitled to receive severance pay in a lump sum cash amount equal to 12 months of Mr. Muhich's annual base pay at the rate in effect immediately before the date of termination. The payment would be made within five days after execution of the release agreement. Upon such termination, and in addition to severance pay, Mr. Muhich is also entitled to receive (i) up to 12 months of continued coverage pursuant to COBRA under the Company's group health plan, (ii) partial cash-based incentive compensation plan payout, if any and (iii) stock-based incentive compensation plan payout under our LTIP pursuant to the terms of and within the periods specified in the LTIP and under each other stock-based incentive compensation plan. Also, upon such termination, all stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other similar awards granted to Mr. Muhich shall be immediately exercisable in full in accordance with the applicable provisions of the relevant award agreement and the plan; and any risk of forfeiture included in any restricted stock or other similar award shall immediately lapse. Stock options (other than those considered Incentive Stock Options) and stock appreciation rights shall also be amended to permit Mr. Muhich to exercise such stock options and stock appreciation rights for a period of time equal to the earlier of (i) the period of 180 days after the date of Mr. Muhich's termination; or (ii) the date that each stock option and stock appreciation right would otherwise expire by its original terms had Mr. Muhich not been terminated. Had Mr. Muhich's employment been terminated by us without cause, and if he had signed a release agreement, on December 31, 2013, Mr. Muhich would have become entitled to receive the payment described below.

As part of his confirmation as Chief Financial Officer, on February 1, 2013, we entered into an Executive Severance Agreement with Allen Muhich. If we terminate Mr. Muhich's employment with us other than for cause, death or disability or Mr. Muhich terminates employment with us for good reason and contingent upon Mr. Muhich signing a release agreement, Mr. Muhich is entitled to receive severance pay in a lump sum cash amount equal to 12 months of Mr. Muhich's annual base pay at the rate in effect immediately before the date of termination. The payment would be made within five days after execution of the release agreement. Upon such termination, and in addition to severance pay, Mr. Muhich is also entitled to receive (i) up to 12 months of continued coverage pursuant to COBRA under the Company's group health plan, (ii) partial cash-based incentive compensation plan payout, if any and (iii) stock-based incentive compensation plan payout under our LTIP pursuant to the terms of and within the periods specified in the LTIP and under each other stock-based incentive compensation plan. Had Mr. Muhich's employment been terminated by us without cause, and if he had signed a release agreement, on December 31, 2013, Mr. Muhich would have become entitled to receive the payment described below.

Allen Muhich	Termination Under Change of Control Agreement		Termination Under Executive Severance Agreement
Severance Payments	$285,000		$285,000
Performance RSU	$240,736	(1)	$22,900	(2)
Equity Acceleration (3)	$16,305		$—
Health Insurance Benefits (4)	$—		$—
TOTAL	$542,041		$307,900

(1) Performance restricted stock units to acquire 90,320 shares under the LTIP and 14,805 shares under the 2007 Stock Plan would have accelerated and vested. Under the terms of Mr. Muhich's Change of Control Agreement, the LTIP award, as well as other compensation payments paid or payable to the executive that are contingent upon a change of control, would be reduced to avoid triggering excise tax under the parachute payment rules of the Code if such reduction would result in the executive receiving an after-tax amount greater than what would be received if the excise tax were paid.

(2) If the target performance measures under the LTIP were met on December 31, 2013, performance restricted stock units to acquire 10,000 shares would vest.

(3) Options to acquire 103,376 shares would have accelerated and vested with an intrinsic value of $0 as of December 31, 2013. Restricted stock with a market value of $16,305 would have accelerated and vested.

(4) Mr. Muhich has not elected any benefits under our group health plan as of December 31, 2013.

As a result of management changes and to support current regulations, on August 3, 2012, we entered into an Executive Severance Agreement with Amit Agarwal. If we terminate Mr. Agarwal's employment with us other than for cause, death or disability or Mr. Agarwal terminates employment with us for good reason and contingent upon Mr. Agarwal signing a release agreement, Mr. Agarwal is entitled to receive severance pay in a lump sum cash amount equal to six months of Mr. Agarwal's annual base pay at the rate in effect immediately before the date of termination. The payment would be made within five days after execution of the release agreement. Upon such termination, and in addition to severance pay, Mr. Agarwal is also entitled to receive (i) up to six months of continued coverage pursuant to COBRA under the Company's group health plan, (ii) partial cash-based incentive compensation plan payout, if any and (iii) stock-based incentive compensation plan payout under our LTIP pursuant to the terms of and within the periods specified in the LTIP and under each other stock-based incentive compensation plan. Mr. Agarwal's employment terminated on January 17, 2014. Pursuant to his Severance Agreement, Mr. Agarwal has received the payments below.

On, December 18, 2013, we entered into a Transition Agreement with Mr. Agarwal. Under the terms of the Transition Agreement, if Mr. Agarwal assisted the Company in the transition of his responsibilities and satisfied other conditions, the Company would accelerate the time-based vesting requirements for performance RSUs granted under the overlay plan (the performance-based vesting conditions had already been met) and reimburse Mr. Agarwal up to $5,000 of eligible outplacement services. Mr. Agarwal's employment terminated on January 17, 2014. Pursuant to his Transition Agreement, Mr. Agarwal has received the payments described below.

Amit Agarwal	Termination Under Executive/Severance Agreement		Termination Under Transition Agreement
Severance Payments	$144,198		$0
Performance RSU	$2,544	(1)	$52,321	(2)
Health Insurance Benefits	$9,049		$0
TOTAL	$155,791		$52,321

(1) If the target performance measures under the LTIP are met on June 30, 2014, performance restricted stock units to acquire 1,111 shares would vest.

(2) 18,753 performance RSUs under the 2007 Stock Plan accelerated and were released on January 17, 2014.

As a result of his employment with us, on October 23, 2013, we entered into a Change of Control Agreement with Stephen Collins. Mr. Collins' Change of Control Agreement provides that if we terminate his employment with us (other than for cause, death or disability), or if he terminates his employment with us for good reason within 12 months following a change of control or within three months preceding a change of control, Mr. Collins is entitled to receive severance pay in a cash amount equal to nine months of Mr. Collins' annual base pay at the highest annual rate in effect at any time within the 12-month period preceding the date of termination. Upon such termination, and in addition to severance pay, Mr. Collins is also entitled to receive (i) up to nine months of continued coverage pursuant to COBRA under the Company's group health plan, (ii) partial cash-based incentive compensation plan payout, if any and (iii) stock-based incentive compensation plan payout under our LTIP pursuant to the terms of and within the periods specified in the LTIP and under each other stock-based incentive compensation plan. Had Mr. Collins' employment been terminated by us without cause, and if he had signed a release agreement, on December 31, 2013, Mr. Collins would have become entitled to receive the payments described below.

As a result of his employment with us, on October 23, 2013, we entered into an Executive Severance Agreement with Stephen Collins. If we terminate Mr. Collins' employment with us other than for cause, death or disability or Mr. Collins terminates employment with us for good reason and contingent upon Mr. Collins signing a release agreement, Mr. Collins is entitled to receive severance pay in a lump sum cash amount equal to six months of Mr. Collins' annual base pay at the rate in effect immediately before the date of termination. The payment would be made within five days after execution of the release agreement. Upon such termination, and in addition to severance pay, Mr. Collins is also entitled to receive (i) up to six months of continued coverage pursuant to COBRA under the Company's group health plan, (ii) partial cash-based incentive compensation plan payout, if any and (iii) stock-based incentive compensation plan payout under our LTIP pursuant to the terms of and within the periods specified in the LTIP and under each other stock-based incentive compensation plan. Had Mr. Collins' employment been terminated by us without cause, and if he had signed a release agreement, on December 31, 2013, Mr. Collins would have become entitled to receive the payments described below.

Stephen Collins	Termination Under Change of Control Agreement	Termination Under Executive/Severance Agreement
Severance Payments	$208,500	$139,000
Performance RSU (1)	$22,900	$22,900
Health Insurance Benefits	$18,855	$12,570
TOTAL	$250,255	$174,470

(1) If the target performance measures under the LTIP were met on December 31, 2013, performance restricted stock units to acquire 10,000 shares would vest.

As a result of management changes and to support current regulations, on August 1, 2012, we entered into a Change of Control Agreement with Keate Despain. Mr. Despain's Change of Control Agreement provides that if we terminate his employment with us (other than for cause, death or disability), or if he terminates his employment with us for good reason within 12 months following a change of control or within three months preceding a change of control, Mr. Despain is entitled to receive severance pay in a cash amount equal to nine months of Mr. Despain's annual base pay at the highest annual rate in effect at any time within the 12-month period preceding the date of termination. Upon such termination, and in addition to severance pay, Mr. Despain is also entitled to receive (i) up to nine months of continued coverage pursuant to COBRA under the Company's group health plan, (ii) partial cash-based incentive compensation plan payout, if any and (iii) stock-based incentive compensation plan payout under our LTIP pursuant to the terms of and within the periods specified in the LTIP and under each other stock-based incentive compensation plan. Had Mr. Despain's employment been terminated by us without cause, and if he had signed a release agreement, on December 31, 2013, Mr. Despain would have become entitled to receive the payments described below.

As a result of management changes and to support current regulations, on August 1, 2012, we entered into an Executive Severance Agreement with Keate Despain. If we terminate Mr. Despain's employment with us other than for cause, death or disability or Mr. Despain terminates employment with us for good reason and contingent upon Mr. Despain signing a release agreement, Mr. Despain is entitled to receive severance pay in a lump sum cash amount equal to six months of Mr. Despain's annual base pay at the rate in effect immediately before the date of termination. The payment would be made within five days after execution of the release agreement. Upon such termination, and in addition to severance pay, Mr. Despain is also entitled to receive (i) up to six months of continued coverage pursuant to COBRA under the Company's group health plan, (ii) partial cash-based incentive compensation plan payout, if any and (iii) stock-based incentive compensation plan payout under our LTIP pursuant to the terms of and within the periods specified in the LTIP and under each other stock-based incentive compensation plan. Had Mr. Despain's employment been terminated by us without cause, and if he had signed a release agreement, on December 31, 2013, Mr. Despain would have become entitled to receive the payments described below.

Keate Despain	Termination Under Change of Control Agreement	Termination Under Employment/Severance Agreement
Severance Payments	$204,713	$136,475
Performance RSU (1)	$27,480	$27,480
Health Insurance Benefits	$13,811	$9,207
TOTAL	$246,004	$173,162

(1) If the target performance measures under the LTIP were met on December 31, 2013, performance restricted stock units to acquire 12,000 shares would vest.

2013 DIRECTOR COMPENSATION

	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings (2)	All Other Compensation	Total
C. Scott Gibson	$97,500	$25,125	—	—	—	—	$122,625
Hubert de Pesquidoux	$60,000	$25,125	—	—	—	—	$85,125
Kevin C. Melia	$59,000	$25,125	—	—	—	—	$84,125
David Nierenberg (3)	$45,000	$25,125	—	—	—	—	$70,125
M. Niel Ransom	$51,000	$25,125	—	—	—	—	$76,125
Lorene K. Steffes	$53,500	$25,125	—	—	—	—	$78,625
Vincent H. Tobkin	$47,500	$25,125	—	—	—	—	$72,625

(1)
The amounts included in the Stock Awards and Option Awards columns include the aggregate grant date fair value of stock and option awards granted in the fiscal year computed in accordance with ASC 718. We continue to use the Black-Scholes model to measure the grant date fair value of stock options and the amounts above do not include any forfeiture reserve. For a discussion of the valuation assumptions used to value the options, see Note 17 to our Consolidated Financial Statements included in our annual report on Form 10‑K for the fiscal year ended December 31, 2013. A supplemental table following these footnotes sets forth: (i) the aggregate number of stock awards and option awards outstanding at 2013 fiscal year end; (ii) the aggregate number of stock awards and options awards granted during fiscal 2013; and (iii) the grant date fair value of equity awards granted by us during fiscal 2013 to each of our directors who was not an executive officer.

(2)
The 2013 Director Compensation Table only requires disclosure of above-market or preferential returns on nonqualified deferred compensation. Participants in our Non-Qualified Deferred Compensation Plan make voluntary contributions to their accounts. Participants elect to benchmark earnings on their accounts to the performance of third-party investment funds available to them under the Non-Qualified Deferred Compensation Plan. Participants select from among the funds available to them. Earnings are calculated and applied to participant accounts daily and may be positive or negative, based on individual fund performance. Although the funds offered to participants under our Non-Qualified Deferred Compensation Plan differ from those under our 401(k) plan, the number of funds and investment objectives of each fund are similar to those under the 401(k) plan. In accordance with SEC rules and publicly available interpretations of these rules by the SEC Staff, earnings on deferred compensation invested in third-party investment vehicles, such as mutual funds, need not be reported as compensation on the Director Compensation Table.

(3)	Mr. Nierenberg resigned from our Board, effective January 17, 2014.

Additional Information With Respect to Director Equity Awards

Name	Option Awards Outstanding at 2013 Fiscal Year End (#) (1)	Stock Awards Outstanding at 2013 Fiscal Year End (#) (2)	Option Awards Granted during Fiscal 2013 (#) (1)	Stock Awards Granted during Fiscal 2013 (#) (2)	Grant Date Fair Value of Option Awards Granted in Fiscal 2013 ($) (3)	Grant Date Fair Value of Stock Awards Granted in Fiscal 2013 ($) (3)
C. Scott Gibson	63,000	11,875	—	7,500	—	25,125
Hubert de Pesquidoux	7,000	12,042	—	7,500	—	25,125
Kevin C. Melia	59,000	11,875	—	7,500	—	25,125
David Nierenberg	7,000	13,209	—	7,500	—	25,125
M. Niel Ransom	7,000	11,875	—	7,500	—	25,125
Lorene K. Steffes	64,000	11,875	—	7,500	—	25,125
Vincent H. Tobkin	7,000	12,042	—	7,500	—	25,125

(1)	Includes both vested and unvested options to purchase our common stock.

(2)
Stock grants to our Board are made pursuant to the terms of the 2007 Stock Plan. Grants of restricted stock unit awards in 2013 vest 25% of the total shares on each of the following dates: October 1, 2013, January 1, 2014, April 1, 2014 and July 1, 2014.

(3)
Amounts in this column represent the fair value of stock options and stock awards, calculated in accordance with ASC 718. For option awards, that number is calculated by multiplying the Black-Scholes value by the number of options awarded and the amounts above do not include any forfeiture reserve. For stock awards, that number is calculated by multiplying the fair market value on the grant date by the number of stock awards granted.

Narrative Disclosure of Director Compensation

During 2013, each director who was not employed by us was compensated per the chart below. Director compensation is reviewed on an annual basis. Compensation adjustments, if determined appropriate, are typically effective April 1st. For 2013, there were no changes to the Board committee and chair retainers. The Committee has approved an increase to the annual Board and Chairman of the Board retainer that will take effect April 1, 2014.

	Effective from April 1, 2012	Effective April 1, 2014
Director annual retainer	$35,000	$40,000
Chairman of the Board annual retainer	$75,000	$80,000
Audit Committee Chairman	$20,000	$20,000
Compensation and Development Committee Chairman	$14,000	$14,000
Nominating and Governance Committee Chairman	$11,000	$11,000
Technology and Market Development Committee Chairman	$11,000	$11,000
Audit Committee membership	$10,000	$10,000
Compensation and Development Committee membership	$7,500	$7,500
Nominating and Governance Committee membership	$5,000	$5,000
Technology and Market Development Committee membership	$5,000	$5,000

Effective January 2012, non-employee directors are expected to acquire and hold a minimum of common stock worth six times the annual retainer or 20,000 shares, whichever is the lesser value, and that minimum amount is expected to be reached within three to five years of becoming a director. Directors must reach the minimum stock ownership guidelines prior to selling any shares of Company stock. Of our non-employee directors, four have already reached this ownership goal and two are within the three to five year period to reach this goal. Directors who are our employees receive no separate compensation as directors.

In addition, non-employee directors during 2013 received an equity grant of 7,500 restricted stock units. The vesting of the restricted stock units granted in 2013 was over four fiscal quarters as described above. Effective April 1, 2014, non-employee directors will receive an annual equity grant of restricted stock units valued at $55,000. The restricted stock units will vest 25% of the total shares on July 1, 2014, October 1, 2014, January 1, 2015 and April 1, 2015. Newly appointed directors receive a similar grant of 7,000 non-qualified stock options and 4,000 restricted stock units upon appointment to the Board with “refresher” annual equity grants to commence immediately upon appointment if appointment occurs after granting of the annual Board refresher grants or during the next annual refresher cycle for the full Board if appointed prior to the granting of the annual Board refresher grants. Directors are also reimbursed for reasonable expenses incurred in attending meetings.

On February 20, 2014, the Committee adopted a standing policy with respect to outstanding awards granted to the non-employee members of the Board under the 2007 Stock Plan. Under the standing policy, pursuant to Section 16(c)(iii) of the 2007 Stock Plan, in the event of a Transaction (as defined in the 2007 Stock Plan) that results in a change of control of the Company, all time-based vesting conditions shall be accelerated immediately prior to the effective time of such a Transaction without any further action by the Committee or the Board.

During 2013 the Board approved the termination of the Radisys Corporation Deferred Compensation Plan (the “Deferred Compensation Plan”), including in respect of deferrals of compensation under the Deferred Compensation Plan prior to January 1, 2005 (such portion of the Deferred Compensation Plan, the “Grandfathered Plan”).  The Deferred Compensation Plan (other than in respect of the Grandfathered Plan) is terminated effective August 31, 2013 and the Grandfathered Plan is terminated effective September 1, 2014. The distribution of plan assets and participant balances under the Grandfathered Plan will begin in September 2014 and will continue through January 2015. Participants with an account balance in the Grandfathered Plan will be paid out in the form designated by the participant at the time of deferral. All other account balances under the Deferred Compensation Plan will be paid out in a lump sum in September 2014.

Each member of our Board was previously eligible to participate in the Deferred Compensation Plan. The Deferred Compensation Plan. The Deferred Compensation Plan provided the members of our Board the opportunity to defer up to 100% of compensation (includes annual retainer and committee fees). Contributions by the members of our Board were credited on the date they would otherwise have been paid to the participant. We made no contributions on behalf of our Board members who participated in the Deferred Compensation Plan.

Participants selected from among the fund(s) available to them. Earnings were calculated and applied to participant accounts daily and could be positive or negative, based on individual fund performance.

Assessment of Risk Related to Compensation Policies and Practices
We regularly review and assess our compensation policies and practices to determine whether they are reasonably likely to have a material adverse effect on the Company. The assessment is conducted by management, which reviews both our equity and cash incentive compensation programs for the presence of certain elements that could encourage our employees to take unnecessary or excessive risks; the ratios and level of incentive to fixed compensation, annual to long-term compensation and cash to equity compensation; the percentage of compensation expense as compared to the business unit's revenues; and the presence of other design features that may serve to mitigate risk taking, such as the use of multiple performance measures, caps on payments and similar features. Management's assessment of our compensation policies is then reviewed by the Committee and discussed with the entire Board in connection with the risk oversight function.
We have concluded that our programs are appropriately tailored to encourage employees to grow our business, but not encourage them to do so in a way that poses unnecessary or excessive material risk to us. More specifically, our compensation programs are designed to balance the following elements: compensation that rewards different aspects of short-term and long-term performance; incentive compensation that rewards performance based on a variety of different shared and individual objectives; awards that are paid based on results, awards paid in cash and awards paid in equity, which have a value that depends on long-term shareholder return; and compensation with fixed and variable components, so that executives have both competitive remuneration to encourage retention and opportunities to earn more by successfully executing our business strategy.
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

Compensation Committee Interlocks and Insider Participation

None.

COMPENSATION AND DEVELOPMENT COMMITTEE
REPORT (1)
We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Radisys Corporation annual report on Form 10-K for the year ended December 31, 2013, as amended.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership Information

The following table sets forth information regarding the beneficial ownership of our common stock as of April 28, 2014 (or such other date as otherwise indicated in the footnotes below) by (i) each person known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors and nominees for directors, (iii) each “named executive officer” named in the Summary Compensation Table and (iv) all of our directors and executive officers as a group. Unless otherwise noted in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all outstanding shares of common stock shown as beneficially owned by them.

Name	Shares Beneficially Owned	Percentage of Common Stock (1)
CURRENT DIRECTORS
C. Scott Gibson (2) (3)	142,271	*
Hubert de Pesquidoux (2)	20,847	*
Kevin C. Melia (2) (4)	117,125	*
M. Niel Ransom (2)	41,825	*
Lorene K. Steffes (2)	102,125	*
Vincent H. Tobkin (2)	20,652	*
CURRENT NAMED EXECUTIVE OFFICERS
Brian Bronson (2)	569,346	1.56%
Stephen Collins (2)	4,844	*
Allen Muhich (2)	63,669	*
All directors and officers as a group (10 persons) (2) (5)	1,155,239	3.14%

FORMER DIRECTORS & EXECUTIVE OFFICERS
David Nierenberg (2) (6)	4,542,629	12.60%
Amit Agarwal (2) (7)	—	*
Keate Despain (2) (8)	99,917	*

PRINCIPAL SHAREHOLDERS
Blackrock Inc. (9)	1,980,522	5.49%
40 East 52nd Street
New York, NY 10022
Columbus Capital Management, LLC (10)	1,868,200	5.18%
1 Market Street, Spear Tower, Suite 3790
San Francisco, CA 94105
The D3 Family Funds, L.P. (6)	4,542,629	12.60%
Nierenberg Investment Management Company
19605 NE 8th Street
Camas, WA 98607
Wellington Management Company (11)	2,228,871	6.18%
280 Congress Street
Boston, MA 02210

*    Less than 1%

(1)	Percentage ownership is calculated based on 36,057,696 shares of our common stock outstanding on April 28, 2014.

(2)	Includes options to purchase shares of our common stock exercisable within 60 days after April 28, 2014 or restricted stock units that will vest within 60 days after April 28, 2014 as set forth below.

Name	Options to Purchase Shares	Restricted Stock Units
Amit Agarwal	—	—
Brian Bronson	444,597	—
Stephen Collins	—	—
Keate Despain	73,232	—
Hubert de Pesquidoux	5,056	3,750
C. Scott Gibson	63,000	6,250
Kevin C. Melia	59,000	6,250
Allen Muhich	45,642	—
David Nierenberg	—	—
M. Niel Ransom	7,000	6,250
Lorene K. Steffes	64,000	6,250
Vincent H. Tobkin	4,861	5,083

(3)	Includes 69,046 shares held in the Deferred Compensation Plan.

(4)	Includes 3,000 shares held in an irrevocable trust which are pledged as security on brokerage loan account. There was no outstanding balance on the loan as of April 28, 2014.

(5)	The total amount includes 24,041 shares owned by executive officer Grant Henderson and 48,494 options to purchase shares of our common stock, exercisable within 60 days after April 28, 2014.

(6)
David Nierenberg is the President of Nierenberg Investment Management Company, Inc. (“NIMCO”), which manages The D3 Family Funds. David Nierenberg, NIMCO and The D3 Family Funds have joint beneficial ownership and shared voting authority over 4,542,629 shares of our common stock. The shares reported herein are based on information set forth in Schedule 13D filed by The D3 Family Funds with the SEC on January 21, 2014. Mr. Nierenberg disclaims beneficial ownership by the four partnerships of NIMCO except to the extent of his own general partner & limited partner investments in each of the funds. Mr. Nierenberg resigned as a Director effective January 17, 2014.

(7)	Mr. Agarwal is no longer with the company.

(8)	Mr. Despain is no longer an executive officer.

(9)
Based solely on information set forth in Schedule 13G filed on January 30, 2014, filed with the SEC. According to the filing of Blackrock Inc., Blackrock Inc. has sole voting power for 1,949,979 shares, sole dispositive power for 1,980,522 shares, shared voting power for zero shares and shared dispositive power for zero shares.

(10)
Based solely on information set forth in Schedule 13G filed on April 11, 2014. According to the filing of Columbus Capital Management, LLC, Columbus Capital Management, LLC has sole voting power for zero shares, sole dispositive power for zero shares, has shared voting power for 1,868,200 shares and shared dispositive power for 1,868,200 shares. Matthew D. Ockner has sole voting power for zero shares, sole dispositive power for zero shares, has shared voting power for 1,868,200 shares and shared dispositive power for 1,868,200 shares.

(11)
Based solely on information set forth in Schedule 13G filed on April 10, 2014. According to the filings made Wellington Trust Company, NA (“Wellington Trust”) and Wellington Management Company, LLP (“Wellington Management”, and together with Wellington Trust, “Wellington”), Wellington has sole voting power for zero shares, sole dispositive power for zero shares, shared voting power for 2,228,871 shares and shared dispositive power for 2,228,871 shares. According to the filings made by Wellington, Wellington reported that in its capacity as an investment adviser, Wellington may be deemed to beneficially own 2,228,871 shares of common stock which are held of record by clients of Wellington.

Equity Compensation Plan Information

Information with respect to shares of common stock of the Company that may be issued under the Company's equity compensation plans as of December 31, 2013, was included in Item 12 of the Original Filing.

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

Sixth Amended and Restated Continuous Computing Corporation 1998 Stock Incentive Plan
On July 8, 2011, in connection with the acquisition of CCPU, each outstanding, unvested option granted under the Sixth Amended and Restated 1998 Continuous Computing Corporation Stock Incentive Plan (as amended, the “CCPU Legacy Plan”) (each such option, a “CCPU Option”) was assumed by the Company and converted into an option to acquire Company common stock at the applicable exchange ratio. Although the CCPU Legacy Plan was suspended at such time and no further awards will be granted under the CCPU Legacy Plan, each outstanding CCPU Option continues to be governed by the terms and conditions of the CCPU Legacy Plan and the applicable award agreement, as modified by the Agreement and Plan of Merger, dated May 2, 2011, by and among the Company, CCPU, Shareholder Representative Services, LLC and Radisys Holdings, Inc. (as amended, the “Merger Agreement”). A portion of the CCPU Options remain subject to certain contingencies associated with the earnout pursuant to Section 6.11 of the Merger Agreement (such options, the “Contingent Assumed Options”). The CCPU Legacy Plan was assumed by the Company without shareholder approval in reliance upon the exception provided under Nasdaq Listing Rule 5635(c)(3). As of December 31, 2013, 131,191 CCPU Options remain outstanding, of which 66,350 were Contingent Assumed Options. The CCPU Options vest over a four year period from the original grant date and have an expiration date of 10 years from the original grant date. The CCPU Legacy Plan also provides that upon a Change in Control (as defined in the CCPU Legacy Plan), to the extent such options have not been assumed, substituted or replaced in accordance with the terms of the CCPU Legacy Plan, all unvested CCPU Options will become fully exercisable thirty (30) days before the effective date of such Change in Control, except that Contingent Assumed Options will not become exercisable until such options have been released in accordance with Section 6.11 of the Merger Agreement.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions Policy

The Company has established procedures regarding approval of transactions between the Company and any employee, officer, director and other related persons, including those required to be reported under Item 404 of Regulation S-K. Under the Company's Code of Conduct and Ethics, directors, officers and employees are required to evaluate their relationships, circumstances and actions, such as having a direct or indirect business connection with our customers, suppliers or competitors or being involved in a close personal relationship with an employee of a Company's business partner, and to report any potential conflict of interest situation to a manager or other appropriate person or authority. When such conflict of interest or related party transaction constitutes a transaction required to be disclosed under Item 404 of Regulation S-K, our Audit Committee Charter provides that such transaction must be approved by the Audit Committee prior to initiation of any such transaction. Each member of the Audit Committee uses his or her business judgment in light of the facts and circumstances available in determining whether to vote to approve or disapprove such related party transaction.

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

Pursuant to the terms of the Merger Agreement, (i) subject to any indemnification claims made against Radisys, one-half of the Escrow Stock Consideration was released to CCPU shareholders on July 8, 2012 with the remainder released on January 8, 2013 and (ii) we will make Earn-Out Payments in cash in three installments following the 18-, 24- and 36-month anniversaries of the Commencement Date (as defined in the Merger Agreement) in each case equal to the amount of such royalty revenues during the immediately preceding 18-month, six-month or 12-month period, as applicable, except that, in lieu of making any and all Earn-Out Payments, we were permitted to elect, at any time prior to the fifth business day following the determination of any Earn-Out payment to be paid with respect to the first 18-month period, to make a one-time payment in cash and/or, subject to certain share issuance requirements, shares of the Company's common stock with a combined aggregate value of $15,000,000. The Company did not elect to make such payment.

The transactions contemplated by the Merger Agreement were approved unanimously by the Board of Directors.

Amit Agarwal, our former Vice President and General Manager, Software and Solutions, was previously the Chief Operating Officer of CCPU, who joined us following the acquisition of CCPU. Pursuant to the terms of the Merger Agreement, and as described above, Mr. Agarwal may be entitled to payments of CCPU Share Consideration in the future. The approximate dollar value of Mr. Agarwal's interest in the transactions contemplated by the Merger Agreement is summarized below:

Name	Merger Consideration Received in Cash-2011 (1)	Merger Consideration Received in Radisys Shares-2011 (1)	Assumed Stock Options (Intrinsic Value) (2)	Escrow Merger Consideration Received in Shares - 2012 & 2013	Contingent Merger Consideration (Cash) (3)	Contingent Assumed Stock Options (Intrinsic Value) (4)	Total
Amit Agarwal	$423,987	$105,655	$139,997 (5)	$92,594 (6)	$15,663	$1,245	$779,141

(1)	Valued at $8.39, which is the closing price of our stock on the closing date of the merger.

(2)
Intrinsic value represents the aggregate market value on the closing date of the merger less the aggregate exercise price and includes stock options for which exercisability is subject to the attainment of time-based vesting schedule and the payment of contingencies (other than earnout) pursuant to Section 6.11 of the Merger Agreement.

(3)
Represents estimated earn-out payments subject to timing described above and assumes no indemnification or other claims against escrow fund as well as future payments under the Holder Representative Fund. Estimated earn-out amounts are calculated based on the Company's estimate of projected revenues generated during the 36-month earnout period. As of December 31, 2013 the present value of future payments, including payments to date, under the earnout were estimated to be $0.9 million.

(4)
Represents the intrinsic value on December 31, 2013 of contingent assumed options subject to earnout pursuant to Section 6.11 of the Merger Agreement. Estimated earn-out amounts are calculated based on the Company's estimate of projected revenues generated during the 36-month earnout period. As of December 31, 2013, the present value of future payments under the earnout was estimated to be $0.4 million. Shares are valued at $3.32 on April 15, 2014.

(5)
On July 8, 2012 and January 8, 2013, escrow was released and assumed options subject to the escrow ceased to be contingent. Assumed option shares subject to escrow had an intrinsic value of $15,523.81 and $6,396.46, respectively. On April 12, 2013 and October 18, 2013, the first two earnout distributions were released and a portion of assumed options subject to earnout ceased to be contingent. Assumed option shares subject to earnout had an intrinsic value of $878.63 and $93.14, respectively.

(6)	On July 8, 2012 and January 8, 2013, escrow was released. Such shares had a value of $62,425 and $30,169, respectively.

Director Independence

Our Board of Directors has affirmatively determined that each of C. Scott Gibson, Hubert de Pesquidoux, Kevin C. Melia, M. Niel Ransom, Lorene K. Steffes and Vincent H. Tobkin are "independent directors" as defined by the SEC rules and within the meaning of the Nasdaq Listing Rule 5605(a)(2) and, therefore, a majority of our Board of Directors is currently independent as so defined.

Item 14. Principal Accounting Fees and Services

Fee Category	Fiscal 2012	Fiscal 2013
Audit Fees	875,183	791,172
Audit-Related Fees	4,281	—
Tax Fees	38,078	73,260
All Other Fees	—	1,650
Total Fees	917,542	866,082

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

Tax Fees. This category consists of professional services rendered by KPMG for tax compliance and other tax related services. The services for the fees disclosed under this category primarily consist of international tax return preparation, technical consulting and other international tax related services.

All Other Fees. This category consists of KPMG's Accounting Research Online tool.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

 The Audit Committee pre-approved all of the services described above that were provided during 2012 and 2013 in accordance with the pre-approval requirements of the Sarbanes-Oxley Act of 2002. Accordingly, there were no services for which the de minimus exception, as defined in Section 202 of the Sarbanes-Oxley Act, was applicable. The Audit Committee has considered whether the provision of the services covered by these fees is compatible with maintaining the principal auditor's independence. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent registered public accounting firm. Under the policy, all audit and non-audit services to be performed by the independent registered public accounting firm must be presented to the Audit Committee in writing prior to the commencement of such services. The proposal must include a description and purpose of the services, estimated fees and other terms of the engagement. The Audit Committee may delegate to the Chairman of the Audit Committee the authority to grant pre-approvals. Any pre-approvals made by the Chairman pursuant to this delegation shall be presented to the full Audit Committee at its next scheduled meeting following such pre-approvals.

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

10.10*
Amended and Restated Radisys Corporation Deferred Compensation Plan, dated January 1, 2008. Incorporated by reference from Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 14, 2014 (SEC File No. 000-26844).

10.11*
Amendment No. 1 to Amended and Restated Radisys Corporation Deferred Compensation Plan, effective January 1 2009. Incorporated by reference from Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 14, 2014 (SEC File No. 000-26844).

10.12*
Amendment No. 2 to Amended and Restated Radisys Corporation Deferred Compensation Plan, effective January 1 2009. Incorporated by reference from Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 14, 2014 (SEC File No. 000-26844).

10.13*
Amendment No. 3 to Amended and Restated Radisys Corporation Deferred Compensation Plan, effective January 1 2009. Incorporated by reference from Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 14, 2014 (SEC File No. 000-26844).

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

10.52*
Transition Agreement, dated January 10, 2014, between the Company and Amit Agarwal. Incorporated by reference from Exhibit 10.52 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 14, 2014 (SEC File No. 000-26844).

10.53*
Executive Change of Control Agreement, dated October 23, 2013, between the Company and Stephen T. Collins. Incorporated by reference from Exhibit 10.53 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 14, 2014 (SEC File No. 000-26844).

10.54*
Executive Severance Agreement, dated October 23, 2013, between the Company and Stephen T. Collins. Incorporated by reference from Exhibit 10.54 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 14, 2014 (SEC File No. 000-26844).

10.55*
Form of Indemnification Agreement (for directors and the CEO/CFO). Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 14, 2011 (SEC File No. 000-26844).

10.56*
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

10.63
Third Amended and Restated Loan and Security Agreement, dated March 14, 2014, between Radisys Corporation and Silicon Valley Bank. Incorporated by reference from Exhibit 11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 14, 2014 (SEC File No. 000-26844).

12
Computation of Ratio of Earnings to Fixed Charges. Incorporated by reference from Exhibit 12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 14, 2014 (SEC File No. 000-26844).

21.1
List of Subsidiaries. Incorporated by reference from Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 14, 2014 (SEC File No. 000-26844).

23.1
Consent of KPMG LLP. Incorporated by reference from Exhibit 23.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 14, 2014 (SEC File No. 000-26844).

31.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Incorporated by reference from Exhibit 32.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 14, 2014 (SEC File No. 000-26844).

32.2
Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Incorporated by reference from Exhibit 32.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 14, 2014 (SEC File No. 000-26844).

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

RADISYS CORPORATION
Date: April 30, 2014	By:	/s/ Brian Bronson
Brian Bronson
Chief Executive Officer, President, and Director

EXHIBIT INDEX

Exhibit No	Description
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

10.10*
Amended and Restated Radisys Corporation Deferred Compensation Plan, dated January 1, 2008. Incorporated by reference from Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 14, 2014 (SEC File No. 000-26844).

10.11*
Amendment No. 1 to Amended and Restated Radisys Corporation Deferred Compensation Plan, effective January 1 2009. Incorporated by reference from Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 14, 2014 (SEC File No. 000-26844).

10.12*
Amendment No. 2 to Amended and Restated Radisys Corporation Deferred Compensation Plan, effective January 1 2009. Incorporated by reference from Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 14, 2014 (SEC File No. 000-26844).

10.13*
Amendment No. 3 to Amended and Restated Radisys Corporation Deferred Compensation Plan, effective January 1 2009. Incorporated by reference from Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 14, 2014 (SEC File No. 000-26844).

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

10.52*
Transition Agreement, dated January 10, 2014, between the Company and Amit Agarwal. Incorporated by reference from Exhibit 10.52 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 14, 2014 (SEC File No. 000-26844).

10.53*
Executive Change of Control Agreement, dated October 23, 2013, between the Company and Stephen T. Collins. Incorporated by reference from Exhibit 10.53 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 14, 2014 (SEC File No. 000-26844).

10.54*
Executive Severance Agreement, dated October 23, 2013, between the Company and Stephen T. Collins. Incorporated by reference from Exhibit 10.54 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 14, 2014 (SEC File No. 000-26844).

10.55*
Form of Indemnification Agreement (for directors and the CEO/CFO). Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 14, 2011 (SEC File No. 000-26844).

10.56*
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

10.63
Third Amended and Restated Loan and Security Agreement, dated March 14, 2014, between Radisys Corporation and Silicon Valley Bank. Incorporated by reference from Exhibit 11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 14, 2014 (SEC File No. 000-26844).

12
Computation of Ratio of Earnings to Fixed Charges. Incorporated by reference from Exhibit 12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 14, 2014 (SEC File No. 000-26844).

21.1
List of Subsidiaries. Incorporated by reference from Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 14, 2014 (SEC File No. 000-26844).

23.1
Consent of KPMG LLP. Incorporated by reference from Exhibit 23.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 14, 2014 (SEC File No. 000-26844).

31.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Incorporated by reference from Exhibit 32.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 14, 2014 (SEC File No. 000-26844).

32.2
Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Incorporated by reference from Exhibit 32.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 14, 2014 (SEC File No. 000-26844).

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