Form 10-Q
period 2014-03-31
RADISYS CORP
filed 2014-05-02
CIK 873044

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	0-26844

RADISYS CORPORATION
(Exact name of registrant as specified in its charter)

OREGON	93-0945232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5435 N.E. Dawson Creek Drive, Hillsboro, OR	97124
(Address of principal executive offices)	(Zip Code)

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

Number of shares of common stock outstanding as of April 29, 2014: 36,057,696

RADISYS CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenues	$43,799	$68,178
Cost of sales:
Cost of sales	30,597	46,306
Amortization of purchased technology	2,054	2,217
Total cost of sales	32,651	48,523
Gross margin	11,148	19,655
Research and development	8,419	11,535
Selling, general and administrative	9,596	11,096
Intangible asset amortization	1,297	1,304
Restructuring and other charges, net	1,300	1,270
Loss from operations	(9,464)	(5,550)
Interest expense	(287)	(332)
Other income, net	179	147
Loss before income tax expense	(9,572)	(5,735)
Income tax expense	862	822
Net loss	$(10,434)	$(6,557)
Net loss per share:
Basic	$(0.35)	$(0.23)
Diluted	$(0.35)	$(0.23)
Weighted average shares outstanding:
Basic	29,864	28,470
Diluted	29,864	28,470

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net loss	$(10,434)	$(6,557)
Other comprehensive income (loss):
Translation adjustments income (loss)	126	(194)
Net adjustment for fair value of hedge derivatives, net of tax	515	108
Other comprehensive income (loss)	641	(86)
Comprehensive loss	$(9,793)	$(6,643)

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$42,264	$25,482
Accounts receivable, net	37,547	41,359
Other receivables	4,347	2,634
Inventories, net	23,891	25,409
Other current assets	6,677	4,688
Deferred tax assets, net	1,173	1,121
Total current assets	115,899	100,693
Property and equipment, net	13,474	14,854
Intangible assets, net	53,159	56,510
Long-term deferred tax assets, net	2,526	2,686
Other assets	1,423	1,442
Total assets	$186,481	$176,185

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,245	$35,081
Accrued wages and bonuses	4,326	5,547
Deferred revenue	10,958	8,167
Line of credit	15,000	15,000
Convertible senior notes	18,000	—
Other accrued liabilities	9,412	9,978
Total current liabilities	89,941	73,773
Long-term liabilities:
Convertible senior notes	—	18,000
Other long-term liabilities	3,416	3,276
Total long-term liabilities	3,416	21,276
Total liabilities	93,357	95,049
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock — no par value, 100,000 shares authorized; 36,017 and 29,198 shares issued and outstanding at March 31, 2014 and December 31, 2013	331,151	309,370
Accumulated deficit	(239,524)	(229,090)
Accumulated other comprehensive income:
Cumulative translation adjustments	1,857	1,731
Unrealized loss on hedge instruments	(360)	(875)
Total accumulated other comprehensive income	1,497	856
Total shareholders’ equity	93,124	81,136
Total liabilities and shareholders’ equity	$186,481	$176,185

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(10,434)	$(6,557)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,245	5,524
Inventory valuation allowance	1,162	397
Deferred income taxes	311	373
Stock-based compensation expense	1,121	1,099
Write-off of purchased computer software	—	3,068
Net gain from sale of software assets	—	(1,575)
Other	1,301	(305)
Changes in operating assets and liabilities:
Accounts receivable	3,901	1,330
Other receivables	(1,707)	464
Inventories	385	4,381
Other current assets	(1,958)	641
Accounts payable	(2,713)	(4,231)
Accrued wages and bonuses	(1,209)	(1,705)
Accrued restructuring	(394)	11
Deferred revenue	2,791	(1,775)
Other accrued liabilities	(1,006)	(223)
Net cash (used in) provided by operating activities	(3,204)	917
Cash flows from investing activities:
Capital expenditures	(678)	(1,699)
Proceeds from sale of software assets	—	1,180
Net cash used in investing activities	(678)	(519)
Cash flows from financing activities:
Borrowings on line of credit	—	15,000
Repayment of convertible subordinated notes	—	(16,919)
Proceeds from issuance of common stock	20,880	219
Other financing activities	(235)	(18)
Net cash provided by (used in) financing activities	20,645	(1,718)
Effect of exchange rate changes on cash	19	(114)
Net increase (decrease) in cash and cash equivalents	16,782	(1,434)
Cash and cash equivalents, beginning of period	25,482	33,182
Cash and cash equivalents, end of period	$42,264	$31,748
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$405	$705
Income taxes	$217	$207
The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Significant Accounting Policies

Radisys Corporation (the “Company” or “Radisys”) has adhered to the accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2013 in preparing the accompanying interim condensed consolidated financial statements. The preparation of these statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Additionally, the accompanying financial data as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

The following table summarizes the fair value measurements for the Company's financial instruments (in thousands):

	Fair Value Measurements as of March 31, 2014
	Total	Level 1	Level 2	Level 3
Cash surrender value of life insurance contracts (A)	$1,861	$—	$1,861	$—
Deferred compensation liability (A)	(1,068)	—	(1,068)	—
Foreign currency forward contracts	587	—	587	—
Contingent consideration liability	(419)	—	—	(419)
Total	$961	$—	$1,380	$(419)

	Fair Value Measurements as of December 31, 2013
	Total	Level 1	Level 2	Level 3
Cash surrender value of life insurance contracts (A)	$1,866	$—	$1,866	$—
Deferred compensation liability (A)	(1,276)	—	(1,276)	—
Foreign currency forward contracts	(169)	—	(169)	—
Contingent consideration liability	(390)	—	—	(390)
Total	$31	$—	$421	$(390)

(A)    The company terminated its Deferred Compensation Plan in 2013. The distribution of plan assets and participant balances began during the quarter ended September 30, 2013 and will continue through January 2015 based on participant elections.

The following table summarizes our Level 3 activity for the Company's contingent consideration liability (in thousands):

Level 3
Balance at December 31, 2013	$390
Change in estimate	—
Payments	—
Accretion	29
Balance at March 31, 2014	$419

The Company records all changes in estimates and accretion on the contingent consideration liability to restructuring and other charges, net in the Condensed Consolidated Statements of Operations and the contingent consideration liability is recorded in other accrued liabilities on the Condensed Consolidated Balance Sheet at March 31, 2014.

Note 3 — Accounts Receivable and Other Receivables

Accounts receivable consists of sales to the Company's customers which are generally based on standard terms and conditions. Accounts receivable balances consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Accounts receivable, gross	$37,805	$41,707
Less: allowance for doubtful accounts	(258)	(348)
Accounts receivable, net	$37,547	$41,359

As of March 31, 2014 and December 31, 2013, the balance in other receivables was $4.3 million and $2.6 million. Other receivables consisted primarily of non-trade receivables including receivables for value-added taxes and inventory transferred to the Company's contract manufacturing partners on which the Company does not recognize revenue.

Note 4 — Inventories

Inventories consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$22,935	$22,416
Work-in-process	465	1,194
Finished goods	9,188	9,644
	32,588	33,254
Less: inventory valuation allowance	(8,697)	(7,845)
Inventories, net	$23,891	$25,409

As of March 31, 2014, the balance of consigned inventory at the Company’s contract manufacturing partner was $10.8 million. Inventory deposit is inventory held at the Company’s outsourced hardware repair service provider.

Consigned inventory is held at third-party locations, including the Company's contract manufacturing partner and customers. The Company retains title to the inventory until purchased by the third-party. The Company is contractually obligated to purchase the inventory on consignment from its contract manufacturer for the cost of excess inventory that is purchased as a result of the Company's forecasted demand when there is no alternative use. Consigned inventory, consisting of raw materials and finished goods was $11.9 million and $12.0 million at March 31, 2014 and December 31, 2013.

The Company recorded the following charges associated with the valuation of inventory, inventory deposit and the adverse purchase commitment liability (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Inventory, net	$1,162	$1,038
Adverse purchase commitments	(127)	(32)

Note 5 — Restructuring and Other Charges

The following table summarizes the Company's restructuring and other charges as presented in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Employee-related restructuring expenses	$853	$517
Fair value adjustments to Continuous Computing contingent consideration liability	—	(740)
Facility reductions	(6)	—
Write off of purchased computer software	—	3,068
Net gain from sale of OS-9 software assets	—	(1,575)
Integration-related expenses	453	—
Restructuring and other charges, net	$1,300	$1,270

Restructuring and other charges includes expenses incurred for employee terminations due to a reduction of personnel resources resulting from modifications of business strategy or business emphasis. Employee-related restructuring expenses include severance benefits, notice pay and outplacement services. Restructuring and other charges may also include expenses incurred associated with acquisition or divestiture activities, facility abandonments and other expenses associated with business restructuring actions.

For the three months ended March 31, 2014, the Company recorded the following restructuring charges:

•
$0.9 million net expense relating to the severance of employees in connection with the previously reported Penang site closure, as well as severance for 12 additional employees, net of reductions resulting from changes in previously estimated amounts for employee severance and associated payroll costs; and

•	$0.5 million net expense principally associated with asset write-offs and personnel overlap resulting from resource consolidation primarily associated with the Shanghai and Penang site closures.

For the three months ended March 31, 2013, the Company recorded the following restructuring and other charges:

•	$1.6 million net gain from the sale of the Company's OS-9 software assets;

•	$3.1 million expense relating to the write off of the Company's Security Gateway ("SEG") purchased computer software;

•	$0.5 million net expense for the severance of nine employees, net of reduction resulting from changes in previously estimated amounts for employee severance and associated payroll costs; and

•	$0.7 million gain due to the decrease in fair value of Continuous Computing contingent consideration liability.

Accrued restructuring, which is included in other accrued liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, consisted of the following (in thousands):

	Severance, payroll taxes and other employee benefits	Facility reductions	Total
Balance accrued as of December 31, 2013	$1,786	$961	$2,747
Additions	911	—	911
Reversals	(58)	(6)	(64)
Expenditures	(1,092)	(149)	(1,241)
Balance accrued as of March 31, 2014	$1,547	$806	$2,353

Of the $2.4 million accrued restructuring at March 31, 2014, $0.2 million is included in other long-term liabilities with the remaining balance being included in other accrued liabilities on the Condensed Consolidated Balance Sheets.

The Company evaluates the adequacy of the accrued restructuring charges on a quarterly basis. Reversals are recorded in the period in which the Company determines that expected restructuring obligations are less than the amounts accrued.

Note 6 — Short-Term Borrowings

Silicon Valley Bank

At the beginning of the first quarter of 2014, the Company had a $35.0 million secured revolving line of credit agreement (as amended, the "Agreement") with Silicon Valley Bank ("SVB") with a stated maturity date of July 28, 2016. On March 14, 2014, the Company entered into an amended and restated 25.0 million revolving line of credit agreement with SVB (the "2014 Agreement") that replaces the Agreement and has a stated maturity date of July 28, 2016. The secured revolving credit facility under the 2014 Agreement is available for cash borrowings and is subject to a borrowing formula based upon eligible accounts receivable less outstanding letters of credit (aggregate letters of credit are not to exceed $1,000,000). Eligible accounts receivable include 80% of U.S. and 65% of foreign accounts receivable (80% in certain cases), not greater than 60 days past original invoice date. The interest rate is dependent upon the Company's Liquidity (as defined in the 2014 Agreement) when compared to a pre-determined threshold (the "Liquidity Threshold"), which is defined in the 2014 Agreement as $15.0 million, with the exception of the last month end of each quarter, where it is defined as $20.0 million. Liquidity is calculated under the 2014 Agreement as unrestricted cash plus unused availability on the revolving line of credit; however, if the Company's 4.50% convertible senior notes due 2015 (the "2015 convertible senior notes") are not renewed or refinanced 120 days prior to their maturity date, which is February 15, 2015, Liquidity (for purposes of testing against the Liquidity Threshold) will be reduced by the outstanding principal amount of the 2015 convertible senior notes. The calculation of interest under the 2014 Agreement is as follows:

•	When Liquidity is above the Liquidity Threshold, the interest rate is the prime rate (as published in Wall Street Journal) plus 0.75% ; and

•	When Liquidity is below the Liquidity Threshold, the interest rate is the prime rate (as published in Wall Street Journal) plus 2.25%.

Under the 2014 Agreement, the Company is required to make interest payments monthly. The Company was further required to pay a loan modification fee of $35,000 and will be required to pay a commitment fee equal to $35,000 on July 29, 2014 and annually thereafter. Under the 2014 Agreement the Company is required to pay the higher of actual monthly interest incurred or the interest equivalent of $10.0 million in average monthly borrowings. If the Company terminates the commitment under the 2014 Agreement prior to the maturity date, the Company is required to pay a cancellation fee equal to 1.5% of the commitment under the 2014 Agreement.

The 2014 Agreement requires the Company to make certain representations, warranties and other agreements that are customary in credit agreements of this type. The 2014 Agreement also includes a financial covenant that requires the Company to maintain minimum Liquidity of $10.0 million tested monthly.

As of March 31, 2014 and December 31, 2013, the Company had outstanding balances of $15.0 million and $15.0 million issued on its behalf under the 2014 Agreement and the Agreement, respectively. At March 31, 2014, the Company had $4.1 million of total borrowing availability remaining under the 2014 Agreement. At March 31, 2014, the Company was in compliance with all covenants under the 2014 Agreement.

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

As of March 31, 2014 and December 31, 2013, the Company had outstanding 2015 convertible senior notes with a face value of $18.0 million. As of March 31, 2014 and December 31, 2013, the fair values of our 2015 convertible senior notes were $17.9 million and $17.8 million, which are based on the most recent quoted prices of the Company's publicly traded debt on each balance sheet date.

The following table outlines the effective interest rate, contractually stated interest costs, and costs related to the amortization of issuance costs for the Company's 2013 and 2015 convertible senior notes:

	Three Months Ended
	March 31,
	2014	2013
Effective interest rate of 2013 convertible senior notes	NA	3.73%
Effective interest rate of 2015 convertible senior notes	4.50%	4.50%
Contractually stated interest costs	$203	$261
Amortization of issuance costs	$11	$28

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

In November 2013, the Company notified its existing contract manufacturer of the Company's intent to transition manufacturing to another contract manufacturer co-located with the Company's Shenzhen site. Upon notification of intent to terminate the relationship, the manufacturing agreement contractually obligates the Company to purchase all inventories in excess of ninety days demand. As of March 31, 2014 the existing contract manufacturer has yet to invoke this clause and therefore an inventory deposit and offsetting liability have not been reflected on the Condensed Consolidated Balance Sheets to account for the additional potential inventory deposit. The value of the potential liability in excess of the current adverse purchase commitment was $3.7 million at March 31, 2014.

Guarantees and Indemnification Obligations

As permitted under Oregon law, the Company has agreements whereby it indemnifies its officers, directors and certain finance employees for certain events or occurrences while an officer, director or employee is or was serving in such capacity at the request of the Company. The term of the indemnification period is for the officer's, director's or employee's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. To date, the Company has not incurred any costs associated with these indemnification agreements and, as a result, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2014.

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

The following is a summary of the change in the Company's warranty accrual reserve (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Warranty liability balance, beginning of the period	$3,328	$3,954
Product warranty accruals	433	1,147
Utilization of accrual	(683)	(1,212)
Warranty liability balance, end of the period	$3,078	$3,889

At March 31, 2014 and December 31, 2013, $2.4 million and $2.6 million of the warranty liability balance was included in other accrued liabilities and $0.7 million and $0.7 million was included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.

Note 9 — Basic and Diluted Net Loss per Share

A reconciliation of the numerator and the denominator used to calculate basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2014	2013
Numerator — Basic
Net loss	$(10,434)	$(6,557)
Numerator — Diluted
Net loss	$(10,434)	$(6,557)
Interest on convertible notes, net of tax benefit (B)	—	—
Net loss, diluted	$(10,434)	$(6,557)
Denominator — Basic
Weighted average shares used to calculate net loss per share, basic	29,864	28,470
Denominator — Diluted
Weighted average shares used to calculate net loss per share, basic	29,864	28,470
Effect of escrow shares (A)	—	—
Effect of convertible notes (B)	—	—
Effect of dilutive restricted stock units (C)	—	—
Effect of dilutive stock options (C)	—	—
Weighted average shares used to calculate net loss per share, diluted	29,864	28,470
Net loss per share
Basic	$(0.35)	$(0.23)
Diluted	$(0.35)	$(0.23)

(A)
For the three months ended March 31, 2014 there were no remaining contingently issuable shares outstanding. For the three months ended March 31, 2013, 0.1 million contingently issuable shares were excluded from the calculation as their effect would have been anti-dilutive.

(B)
For the three months ended March 31, 2014 and 2013, 2.1 million and 2.8 million as-if converted shares associated with the Company's convertible senior notes were excluded from the calculation as their effect would have been anti-dilutive.

(C)	For the three months ended March 31, 2014 and 2013, the following equity awards, by type, were excluded from the calculation, as their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Stock options	3,188	2,892
Restricted stock units	282	488
Performance based restricted stock units (D)	674	985
Total equity award shares excluded	4,144	4,365

(D)
Shares under the Long-Term Incentive Plan ("LTIP") are presented based on attainment of 100% of the performance goals being met. The LTIP provides for the grants of awards payable in shares of common stock upon the achievement of performance goals set by the Company's Compensation and Development Committee. In addition to the performance conditions, the awards contain market-based multipliers based on the average price of the Company's common stock thirty days prior to the end of each semi-annual performance period. The maximum multiplier for a given semi-annual performance period is 2.75x the original grant and overall achievement is limited to a maximum of 2.5x of the target award over the entire performance period. Based on this formula, the maximum number of shares that could be earned was 1.8 million and 2.1 million for the three months ended March 31, 2014 and 2013.

Note 10 — Income Taxes

The Company's effective tax rate for the three months ended March 31, 2014 differs from the statutory rate due to a full valuation allowance provided against its United States (“U.S.”) net deferred tax assets, a partial valuation allowance against Canadian deferred tax assets, and taxes on foreign income that differ from the U.S. tax rate. The Company’s effective tax rate for the three months ended March 31, 2013 differs from the statutory rate due the full valuation allowance provided against its U.S. net deferred tax assets, Canadian research and experimental development claims, and taxes on foreign income that differ from the U.S. tax rate.

The Company utilizes the asset and liability method of accounting for income taxes. The Company records deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon the Company's review of all positive and negative evidence, including its three year U.S. cumulative pre-tax book loss and taxable loss, it concluded that a full and a partial valuation allowance should continue to be recorded against its U.S. and Canadian net deferred tax assets at March 31, 2014. In certain other foreign jurisdictions, where the Company does not have cumulative losses or other negative evidence, the Company had net deferred tax assets of $3.7 million and $3.8 million at March 31, 2014 and December 31, 2013.  In the future, if the Company determines that it is more likely than not that it will realize its US and Canadian net deferred tax assets, it will reverse the applicable portion of the valuation allowance and recognize an income tax benefit in the period in which such determination is made.

The Company's unrecognized tax benefits and related interest and penalties during the three months ended March 31, 2014 increased by $223,000 primarily due to uncertain tax exposures. The ending balance for the unrecognized tax benefits was approximately $3.6 million at March 31, 2014. The related interest and penalties were $0.5 million and $0.3 million. The uncertain tax positions that are reasonably possible to decrease in the next twelve months are insignificant.

The Company is currently under tax examination in India. The periods covered under examination are the Company's financial years 2006 through 2008 and 2010. The examination is in various stages of appellate proceedings and all material uncertain tax positions associated with the examination have been taken into account in the ending balance of the unrecognized tax benefits at March 31, 2014. As of March 31, 2014, the Company is not under examination by tax authorities in any other jurisdictions.

Note 11 — Stock-based Compensation

The following table summarizes awards granted under the Radisys Corporation 2007 and LTIP Stock Plans (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Stock options	49	490
Restricted stock units	2	3
Performance based restricted stock awards (A)	167	36
Total	218	529

(A)
The performance based restricted stock awards are presented based on attainment of 100% of the performance goals being met. The LTIP provides for the grants of awards payable in shares of common stock upon the achievement of performance goals set by the Company's Compensation and Development Committee. In addition to the performance conditions, the awards contain market-based multipliers based on the average price of the Company's common stock thirty days prior to the end of each semi-annual performance period. The maximum multiplier for a given semi-annual performance period is 2.75x the original grant and overall achievement is limited to a maximum of 2.5x of the target award over the entire performance period.

Stock-based compensation was recognized and allocated as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Cost of sales	$131	$130
Research and development	229	249
Selling, general and administrative	761	720
Total	$1,121	$1,099

Note 12 — Hedging

The Company’s activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates. The Company manages these risks through the use of forward exchange contracts, designated as foreign-currency cash flow hedges, in an attempt to reduce the potentially adverse effects of foreign currency exchange rate fluctuations that occur in the normal course of business. As such, the Company’s hedging activities are employed solely for risk management purposes. All hedging transactions are conducted with, in the opinion of management, financially stable and reputable financial institutions. As of March 31, 2014 and December 31, 2013, the only hedge instruments executed by the Company are associated with its exposure to fluctuations in the Indian Rupee, which result from obligations such as payroll and rent paid in this currency.

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

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives are expected to remain highly effective in future periods. For the three months ended March 31, 2014 and 2013 and for the year ended December 31, 2013, the Company had no hedge ineffectiveness.

During the three months ended March 31, 2014 and 2013, the Company entered into 0 and 12 new foreign currency forward contracts with total notional contractual values of $0.0 million and $2.5 million.

 A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments designated as cash flow hedges at March 31, 2014 is as follows (in thousands):

	Contractual/Notional Amount	Condensed Consolidated Balance Sheet Classification	Estimated Fair Value
Type of Cash Flow Hedge			Asset	(Liability)
Foreign currency forward exchange contracts	$12,186	Other current assets	$587	$—

A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments designated as cash flow hedges at December 31, 2013 is as follows (in thousands):

	Contractual/Notional Amount	Condensed Consolidated Balance Sheet Classification	Estimated Fair Value
Type of Cash Flow Hedge			Asset	(Liability)
Foreign currency forward exchange contracts	$15,328	Other accrued liabilities	$—	$(169)

The effect of derivative instruments on the consolidated financial statements for the three months ended March 31, 2014 was as follows (in thousands):

Effective Portion		Ineffective Portion
Condensed Consolidated Statements of Operations Classification of (Gain) Loss	Hedge (Gain) Loss Reclassified from Accumulated Other Comprehensive Income	Condensed Consolidated Statements of Operations Classification of (Gain) Loss Recognized	Hedge (Gain) Loss Recognized
Cost of sales	$86	$—	$—
Research and development	142	—	—
Selling, general and administrative	71	—	—

The effect of derivative instruments on the consolidated financial statements for the three months ended March 31, 2013 was as follows (in thousands):

Effective Portion		Ineffective Portion
Condensed Consolidated Statements of Operations Classification of (Gain) Loss	Hedge (Gain) Loss Reclassified from Accumulated Other Comprehensive Income	Condensed Consolidated Statements of Operations Classification of (Gain) Loss Recognized	Hedge (Gain) Loss Recognized
Cost of sales	$89	$—	$—
Research and development	51	—	—
Selling, general and administrative	38	—	—

The following is a summary of changes to comprehensive income (loss) associated with the Company's hedging activities (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Beginning balance of unrealized loss on forward exchange contracts	$(875)	$(765)
Other comprehensive income (loss) before reclassifications	216	(70)
Amounts reclassified from other comprehensive income (loss)	299	178
Other comprehensive income (loss)	515	108
Ending balance of unrealized loss on forward exchange contracts	$(360)	$(657)

Over the next twelve months, the Company expects to reclassify into earnings a loss of approximately $0.1 million currently recorded as other comprehensive loss, as a result of the maturity of currently held forward exchange contracts.

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

Note 13 — Segment Information

The Company's Chief Operating Decision Maker, Radisys' Chief Executive Officer, reviews the Company's results of operations on a consolidated level and executive staff is structured by function rather than by product category. Additionally, key resources, decisions, and assessment of performance are also analyzed on a company-wide level. Due to these factors, the Company is one operating segment.

Generally, the Company's customers are not the end-users of its products. The Company ultimately derives revenues from the following four product groups (in thousands):

	Three Months Ended
	March 31,
	2014	2013
ATCA Platforms	$23,192	$34,818
Software-Solutions	7,841	11,649
COM Express and Rackmount Server	10,461	14,627
Other Products	2,305	7,084
Total revenues	$43,799	$68,178

Revenues by geographic area were as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
United States	$15,706	$26,050
Other North America	1,124	652
China	7,027	6,745
Japan	7,208	8,560
Other Asia Pacific	3,260	11,217
Asia Pacific ("APAC")	17,495	26,522
Europe, the Middle East and Africa (“EMEA”)	9,474	14,954
Foreign Countries	28,093	42,128
Total	$43,799	$68,178

Long-lived assets by geographic area are as follows (in thousands):

	March 31, 2014	December 31, 2013
Property and equipment, net
United States	$6,600	$7,421
Other North America	836	942
China	3,135	3,396
Other APAC	147	185
Total APAC	3,282	3,581
India	2,745	2,893
Other EMEA	11	17
Total EMEA	2,756	2,910
Foreign Countries	6,874	7,433
Total property and equipment, net	$13,474	$14,854

Intangible assets, net
United States	$53,159	$56,474
Other North America	—	36
Total intangible assets, net	$53,159	$56,510

The following customers accounted for more than 10% of the Company's total revenues:
	Three Months Ended
	March 31,
	2014	2013
Nokia Siemens Networks	18.0%	17.4%
Philips Medical	14.2%	N/A
NEC	13.7%	14.5%

The following customers accounted for more than 10% of accounts receivable:
	March 31, 2014	December 31, 2013
Nokia Siemens Networks	22.4%	20.7%
Philips Medical	13.1%	N/A
NEC	13.7%	N/A

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the related notes included in this Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Unless required by context, or as otherwise indicated, “we,” “us,” “our” and similar terms, as well as references to the “Company” and “Radisys” refer to Radisys Corporation and include all of our consolidated subsidiaries.

Overview

Radisys Corporation (NASDAQ: RSYS) is a provider of wireless infrastructure solutions to the telecom market.  Our Media Resource Function ("MRF"), T-Series platform products, and Trillium software coupled with an expert professional services organization enable our customers to bring high-value products and services to the telecom market faster and with lower investment and risk.  By leveraging our telecom expertise, we are also able to deliver our products and capabilities into adjacent markets such as aerospace and defense. These products are targeted throughout the telecommunication network from the Radio Access Network ("RAN") to the Evolved Packet Core ("EPC") to the IP Multimedia Subsystem ("IMS") and include the following:

•
MRF media processing products, which can be purchased either as a complete system based on our own T-Series ATCA platform (MPX-12000) or as virtualized software-only MPX Operating Software ("MPX-OS") when our customers want to leverage other processing platforms, are designed into the IMS core of the network and provide the necessary media processing capabilities required as carriers deploy applications such as audio conferencing, Voice over Long-Term Evolution ("VoLTE"), Rich Communications Services (“RCS”) and video conferencing;

•
T-Series ATCA and Network Appliance products provide the platforms necessary to control and move data in the core of the telecom network enabling networks elements within the EPCs as well as providing a platform for applications such as Deep Packet Inspection ("DPI") and policy management. When these products are combined with our professional service organization of network experts, we believe our technology enables our customers to bring to market solutions such as intelligent gateways (security, femto, and LTE gateways) and load balancers, at a cost and time to market advantage when compared to internally developed solutions; and

•
Trillium software is the protocol foundation for a complete turn-key application that enables the communication linkage between end user wireless devices and the small cell base stations carriers utilize to optimize radio access spectrum utilization in both the 3G and LTE networks. Additionally, we leverage the same Trillium technology to enable small cell applications in adjacent markets such as aerospace and defense as well as manufacturing and test.

First Quarter 2014 Summary

During the first quarter of 2014, we completed a public offering of 6.6 million newly issued shares of our common stock and received net proceeds of approximately $20.6 million. This additional cash will be used for working capital purposes and to repay debt effectively strengthening our balance sheet and has positioned us to capitalize on the building design win momentum for our MRF products for use in global VoLTE deployments as well as our next generation virtualized platform.

As expected, our first quarter 2014 revenues declined primarily as a result of prior management decisions to exit certain product lines, certain products reaching end of life and the inconsistent customer order patterns within our Software-Solutions product line. Additionally, continued delays in the deployment of next generation wireless networks and the release of required spectrum in certain geographies to support these networks has adversely affected our ability to offset the aforementioned impacts. We are beginning to realize the benefits of management's 2013 cost reduction actions which resulted in reduced first quarter 2014 R&D and SG&A expense by a combined $4.6 million or 20.4% in the three months ended March 31, 2014 when compared to the same period in 2013. Our contract manufacturing transition continues to remain on track and is scheduled for completion in the third quarter of 2014. This transaction will ultimately enable the closure of our Penang facility and is expected to result in approximately $6 million in annual savings in cost of goods sold as we exit 2014.

The following is a summary-level comparison of the three months ended March 31, 2014 and 2013:

•
Revenues decreased $24.4 million to $43.8 million for the three months ended March 31, 2014 from $68.2 million for the three months ended March 31, 2013. Included in this decrease was a combined $8.9 million decline in our Other Products and COM Express and Rackmount Server product groups as these products have been trending towards end of life and as a result of prior strategic decisions to manage certain products for cash. Sales from our ATCA product group also declined $11.6 million due to fewer current year network deployments combined with prior management decisions to exit low margin blade-only businesses. Sales from our Software-Solutions product group revenue declined by $3.8 million primarily due to fewer audio conferencing shipments, including to a top five customer, which adversely affected revenues of our MRF product line.

•
Our gross margin decreased 330 basis points ("bps") in the three months ended March 31, 2014 to 25.5% from 28.8% of revenue in the three months ended March 31, 2013. This decrease was the result of decreased overall revenue levels absorbing a lower percentage of our fixed costs which was partially offset by a $1.4 million gain resulting from a vendor claim on faulty components recorded in cost of sales.

•
R&D expense decreased $3.1 million to $8.4 million for the three months ended March 31, 2014 from $11.5 million for the three months ended March 31, 2013. This decrease is attributable to the cost-saving actions we undertook in the second half of 2013, which included the closure of our Shanghai and Penang development sites.

•
SG&A expense decreased $1.5 million to $9.6 million for the three months ended March 31, 2014 from $11.1 million for the three months ended March 31, 2013. This decrease was the result of payroll, commissions, and facility expense reductions due to decreased headcount, lower sales, and site consolidation.

•
Cash and cash equivalents increased $16.8 million to $42.3 million at March 31, 2014 from $25.5 million at December 31, 2013. We raised approximately $20.6 million in cash as a result of a public offering of our common stock. This increase was offset by consumption of $3.2 million of cash used in operations (including $1.2 million in cash restructuring payments) and $0.7 million cash used for capital expenditures.

Comparison of the Three Months Ended March 31, 2014 and 2013

Results of Operations

The following table sets forth certain operating data as a percentage of revenues for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013
Revenues	100.0%	100.0%
Cost of sales:
Cost of sales	69.9	67.9
Amortization of purchased technology	4.7	3.3
Total cost of sales	74.5	71.2
Gross margin	25.5	28.8
Research and development	19.2	16.9
Selling, general, and administrative	21.9	16.2
Intangible asset amortization	3.0	1.9
Restructuring and other charges, net	3.0	1.9
Loss from operations	(21.6)	(8.1)
Interest expense	(0.7)	(0.5)
Other income, net	0.4	0.2
Loss before income tax expense	(21.9)	(8.4)
Income tax expense	1.9	1.2
Net loss	(23.8)%	(9.6)%

Revenues

The following table sets forth our revenues by product group for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended
	March 31,
	2014	2013	Change
ATCA Platforms	$23,192	$34,818	(33.4)%
Software-Solutions	7,841	11,649	(32.7)
COM Express and Rackmount Server	10,461	14,627	(28.5)
Other Products	2,305	7,084	(67.5)
Total revenues	$43,799	$68,178	(35.8)%

Revenues in the ATCA product group decreased $11.6 million for the three months ended March 31, 2014 from the comparable period in 2013. This was driven by a $5.6 million decrease in revenues from North American customers due to fewer current year network deployments combined with prior management decisions to exit low margin blade-only businesses. Additionally, Asia Pacific revenues decreased $4.7 million as revenue generating LTE deployments in Japan were substantially completed in the first half of 2013.

Revenues in the Software-Solutions product group decreased $3.8 million for the three months ended March 31, 2014 from the comparable period in 2013. The decrease is attributable to the timing of MRF deployments for use in audio conferencing applications during the first quarter of 2013 which were not repeated in 2014. Specifically, this is primarily due to a top five customer shifting its port redundancy strategy to more efficiently use previously licensed ports throughout their network rather than purchasing additional ports to support increased network usage.

Revenues in the COM Express and Rackmount Server product group decreased $4.2 million for the three months ended March 31, 2014 from the comparable period in 2013 as the result of our strategic decision to manage for cash the value-line of our COM Express modules.

Revenues in the Other Products product group decreased $4.8 million for the three months ended March 31, 2014 from the comparable period in 2013. The decline in revenues was expected by management as these hardware-centric products trend towards end of life and our largest customer continues to transition to next-generation network elements.

Revenue by Geography

The following tables outline overall revenue dollars and the percentage of revenues, by geographic region, for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended
	March 31,
	2014	2013	Change
North America	$16,830	$26,702	(37.0)%
Asia Pacific	17,495	26,522	(34.0)
Europe, the Middle East and Africa ("EMEA")	9,474	14,954	(36.6)
Total	$43,799	$68,178	(35.8)%

	Three Months Ended
	March 31,
	2014	2013
North America	38.5%	39.2%
Asia Pacific	39.9	38.9
EMEA	21.6	21.9
Total	100.0%	100.0%

North America. Revenues from the North America region decreased $9.9 million for the three months ended March 31, 2014 from the comparable period in 2013. Revenues from our ATCA product group decreased $5.6 million as a result of fewer current year network deployments combined with prior management decisions to exit low margin blade-only businesses.  Similarly, COM Express and Rackmount Server product group sales decreased $2.9 million primarily due to a last-time buy from a significant customer in 2013 that was not repeated in the current quarter.

Asia Pacific. Revenues from the Asia Pacific region decreased $9.0 million for the three months ended March 31, 2014 from the comparable period in 2013. Revenues from two major customers using our products to deploy next-generation wireless networks in Japan in the first quarter of 2013 decreased $5.1 million as these projects were substantially completed by the end of 2013. Additionally, there was a $2.9 million reduction in our Other Products and COM Express and Rackmount Server product groups and as these hardware-centric products trend towards end of life and customers transition to next-generation network equipment.

EMEA. Revenues from the EMEA region decreased $5.5 million for the three months ended March 31, 2014 from the comparable period in 2013 due to a $3.5 million decrease from our Other Products product group as these hardware-centric products trend towards end of life and our largest customer continues to transition to next-generation network elements. Additionally, the uncertainty in the European markets continue to create challenging conditions for ATCA and Software Solution product group deployments.

We currently expect continued fluctuations in the revenue contribution from each geographic region. Additionally, we expect non-U.S. revenues to remain a significant portion of our revenues.

Gross Margin

The following table summarizes our cost of sales and gross margin for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended
	March 31,
	2014	2013	Change
Cost of Sales	$30,597	$46,306	(33.9)%
Amortization of Purchased Technology	2,054	2,217	(7.4)
Total Cost of Sales	$32,651	$48,523	(32.7)
Gross Margin	25.5%	28.8%	(11.5)%

Gross margin as a percentage of revenues decreased 330 bps for the three months ended March 31, 2014 from the comparable period in 2013. Our decrease in revenue of $24.4 million absorbed a lower percentage of our fixed costs driving our gross margin percentage to decrease. This was offset by a $1.4 million gain resulting from a vendor claim on faulty components recorded in cost of sales.

Operating Expenses

The following table summarizes our operating expenses for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended
	March 31,
	2014	2013	Change
Research and development	$8,419	$11,535	(27.0)%
Selling, general and administrative	9,596	11,096	(13.5)
Intangible asset amortization	1,297	1,304	(0.5)
Restructuring and other charges, net	1,300	1,270	(2.4)
Total	$20,612	$25,205	(18.2)%

Research and Development

R&D expenses consist primarily of product development and related equipment expenses in addition to salary, bonuses and benefits for R&D personnel. R&D expenses decreased $3.1 million for the three months ended March 31, 2014 from the comparable period in 2013. The expense decrease is attributable to our second half 2013 restructuring efforts that enabled R&D headcount to reduce from 460 on March 31, 2013 to 408 on March 31, 2014 and was primarily a result of our Shanghai and Penang development site closures.

Selling, General, and Administrative

SG&A expenses consist primarily of salary, commissions, bonuses and benefits for sales, marketing and administrative personnel, as well as professional service providers and the costs of other general corporate activities. SG&A expenses decreased $1.5 million for the three months ended March 31, 2014 from the comparable period in 2013. Headcount reductions contributed to a decrease of $0.6 million as SG&A headcount decreased to 170 at March 31, 2014 from 199 at March 31, 2013. Additionally, commission expense decreased $0.5 million as a result of lower sales and legal and third party professional services decreased by $0.6 million as work associated with a license infringement suit that occurred in the first half of 2013 was not repeated in 2014.

Intangible Asset Amortization

Intangible asset amortization for the three months ended March 31, 2014 was comparable with the same periods in 2013 due to routine amortization of acquired intangible assets.

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

The increase in restructuring and other charges, net for the three months ended March 31, 2014 from the comparable periods in 2013 is primarily due to restructuring actions associated with our Shanghai and Penang development site closures.

Restructuring and other charges, net for the three months ended March 31, 2014 include the following:

•
$0.9 million net expense relating to the severance employees in connection with the previously reported Penang site closure, as well as severance for 12 additional employees, net of reductions resulting from changes in previously estimated amounts for employee severance and associated payroll costs;

•	$0.5 million net expense principally associated with asset write-offs and personnel overlap resulting from resource consolidation primarily associated with our Shanghai and Penang site closures;

Restructuring and other charges for the three months ended March 31, 2013 include the following:

•	$1.6 million net gain from the sale of OS-9 software assets;

•	$3.1 million expense relating to the write off of Security Gateway ("SEG") purchased computer software;

•	$0.5 million net expense for the severance of nine employees, net of reduction resulting from changes in previously estimated amounts for employee severance and associated payroll costs; and

•	$0.7 million gain due to the decrease in fair value of Continuous Computing contingent consideration liability.

Stock-based Compensation Expense

Included within cost of sales, R&D and SG&A are stock-based compensation expenses that consists of amortization of unvested stock options, restricted stock units and employee stock purchase plan ("ESPP") expense. We incurred and recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013	Change
Cost of sales	$131	$130	0.8%
Research and development	229	249	(8.0)
Selling, general and administrative	761	720	5.7
Total	$1,121	$1,099	2.0%

Stock-based compensation expense increased $22,000 as a result of additional grants for the three months ended March 31, 2014 from the comparable period in 2013.
Non-Operating Expenses

The following table summarizes our non-operating expenses (in thousands):

	Three Months Ended
	March 31,
	2014	2013	Change
Interest expense	$(287)	$(332)	(13.6)%
Interest income	9	11	(18.2)
Other income, net	170	136	25.0
Total	$(108)	$(185)	41.6%

Interest Expense

Interest expense includes interest incurred on our convertible senior notes and our revolving line of credit. The decrease in interest expense during the three months ended March 31, 2014, over the comparable period in 2013, was due to the repayment of $16.9 million of our 2013 convertible senior notes on February 15, 2013.

Other Income, Net

For the three months ended March 31, 2014, other income from the comparable period in 2013 increased by $34,000 as a result of favorable currency movement against the US Dollar associated with our hedge contracts to purchase the Indian Rupee.

Income Tax Provision

The following table summarizes our income tax provision (in thousands):

	Three Months Ended
	March 31,
	2014	2013	Change
Income tax expense	$862	$822	4.9%

We recorded tax expense of $0.9 million for the three months ended March 31, 2014. Our effective tax rates for the three months ended March 31, 2014 and 2013 were (9.0%) and (14.3%).  The effective tax rate fluctuation is mainly due to income tax rate differences among the jurisdictions in which pretax income (loss) is generated as well as the impact of the full valuation allowance against the U.S. net deferred tax assets.

Liquidity and Capital Resources

The following table summarizes selected financial information as of the dates indicated (in thousands):

	March 31, 2014	December 31, 2013	March 31, 2013
Cash and cash equivalents	$42,264	$25,482	$31,748
Working capital	25,958	26,920	36,281
Accounts receivable, net	37,547	41,359	50,467
Inventories, net	23,891	25,409	16,461
Accounts payable	32,245	35,081	37,462
Line of credit	15,000	15,000	15,000
2015 convertible senior notes	18,000	18,000	18,000

Cash Flows

As of March 31, 2014, the amount of cash held by our foreign subsidiaries was $7.2 million. It is not our intent to permanently reinvest funds in certain of our foreign entities and we expect to repatriate cash from these foreign entities on an ongoing basis in future periods. Repatriation of funds from these foreign entities is not expected to result in actual cash tax payments due to the utilization of previously generated operating losses and credits of our U.S. entity.

Cash and cash equivalents increased by $16.8 million to $42.3 million as of March 31, 2014 from $25.5 million as of December 31, 2013. Activities impacting cash and cash equivalents were as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Operating Activities
Net loss	$(10,434)	$(6,557)
Non-cash adjustments	9,140	8,581
Changes in operating assets and liabilities	(1,910)	(1,107)
Cash provided by (used in) operating activities	(3,204)	917
Cash used in investing activities	(678)	(519)
Cash provided by (used in) financing activities	20,645	(1,718)
Effects of exchange rate changes	19	(114)
Net increase (decrease) in cash and cash equivalents	$16,782	$(1,434)

Cash used in operating activities during the three months ended March 31, 2014 was 3.2 million. For the three months ended March 31, 2014, primary impacts to changes in our working capital consisted of the following:

•	Net trade accounts receivable decreased $3.9 million as the result of decreased revenues and the timing of payments received from our customers;

•	Accounts payable decreased by $2.7 million due to decreased payables to our contract manufacturing partner as the result of lower revenues and the timing of payments to vendors;

•	Deferred revenue increased $2.8 million due to primarily to early MRF product shipments that have not met revenue recognition criteria; and

•	Accrued wages and bonuses decreased $1.2 million due to lower accrued commissions and the timing of payroll-related accruals.

Cash used in investing activities during the three months ended March 31, 2014 of $0.7 million was due to capital expenditures.

Cash generated by financing activities during the three months ended March 31, 2014 of $20.6 million relates to cash generated from the issuance of 6.6 million newly issued shares of our common stock.

Line of Credit

Silicon Valley Bank

At the beginning of the first quarter of 2014, we had a $35.0 million secured revolving line of credit agreement (as amended, the "Agreement") with Silicon Valley Bank ("SVB") with a stated maturity date of July 28, 2016. On March 14, 2014, we entered into an amended and restated $25.0 million secured revolving line of credit agreement (as amended, the "2014 Agreement") with SVB that replaces the Agreement and has a stated maturity date of July 28, 2016. The secured revolving credit facility under the 2014 Agreement is available for cash borrowings and is subject to a borrowing formula based upon eligible accounts receivable less outstanding letters of credit (aggregate letters of credit are not to exceed $1,000,000). Eligible accounts receivable include 80% of U.S and 65% of foreign accounts receivable (80% in certain cases), not greater than 60 days past original invoice date. The interest rate is dependent upon the Company's Liquidity (as defined in the 2014 Agreement) when compared to a pre-determined threshold (the "Liquidity Threshold"), which is defined in the 2014 Agreement as $15.0 million, with the exception of the last month end of each quarter, where it is defined as $20.0 million. Liquidity is calculated under the 2014 Agreement as unrestricted cash plus unused availability on the revolving line of credit; however if the 2015 convertible senior notes are not renewed or refinanced 120 days prior to their maturity date, which is February 15, 2015, Liquidity (for purposes of testing against the Liquidity Threshold) will be reduced by the outstanding principal amount of the 2015 convertible senior notes. The calculation of interest under the 2014 Agreement is as follows:

•	When Liquidity is above the Liquidity Threshold, the interest rate is the prime rate (as published in Wall Street Journal) plus 0.75%; and

•	When Liquidity is below the Liquidity Threshold, the interest rate is the prime rate (as published in Wall Street Journal) plus 2.25%.

Under the 2014 Agreement, we are required to make interest payments monthly. We were further required to pay a loan modification fee of $35,000 and will be required to pay a commitment fee equal to $35,000 on July 29, 2014 and annually thereafter. Under the 2014 Agreement we are required to pay the higher of actual monthly interest incurred or the interest equivalent of $10.0 million in average monthly borrowings. If we terminate the commitment under the 2014 Agreement prior to the maturity date, we are required to pay a cancellation fee equal to 1.5% of the commitment under the 2014 Agreement.

The 2014 Agreement requires us to make certain representations, warranties and other agreements that are customary in credit agreements of this type. The 2014 Agreement also includes a financial covenant that requires us to maintain minimum Liquidity of $10.0 million tested monthly.

As of March 31, 2014 and December 31, 2013, we had outstanding balances of $15.0 million and $15.0 million issued on our behalf under the 2014 Agreement and the Agreement, respectively. At March 31, 2014, we had $4.1 million of total borrowing availability remaining under the Agreement. At March 31, 2014, we were in compliance with all covenants under the 2014 Agreement.

2013 Convertible Senior Notes

On February 15, 2013, we repaid at maturity the entire $16.9 million outstanding balance of the 2.75% convertible senior notes due 2013 (the "2013 convertible senior notes") in accordance with the terms thereof.

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

As of March 31, 2014 and December 31, 2013, we had outstanding 2015 convertible senior notes with a face value of $18.0 million. As of March 31, 2014 and December 31, 2013, the fair values of our 2015 convertible senior notes were $17.9 million and $17.8 million, which are based on the most recent quoted prices of our publicly traded debt on each balance sheet date.

Contractual Obligations

Our contractual obligations as of December 31, 2013 are summarized in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations," of the Company's Annual Report on Form 10-K for the year ended December 31, 2013. For the three months ended March 31, 2014, there have been no material changes in our contractual obligations outside the ordinary course of business. As of March 31,

2014, we have agreements regarding foreign currency forward contracts with total contractual values of $12.2 million that mature through 2015.

In addition to the above, we have approximately $3.6 million associated with unrecognized tax benefits. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but do not believe the ultimate settlement of our obligations will materially affect our liquidity.

Off-Balance Sheet Arrangements

We do not engage in any activity involving special purpose entities or off-balance sheet financing.

Liquidity Outlook

At March 31, 2014, our cash and cash equivalents amounted to $42.3 million. In March 2014, we completed a public offering of 6.6 million newly issued shares of our common stock. The common stock was issued at a price to the public of $3.40 per share. We received net proceeds of approximately $20.6 million from the offering after deducting underwriting discounts and offering expenses. We intend to use the net proceeds from this stock offering for general corporate purposes, which may include working capital, capital expenditures and other corporate purposes, and to repay debt.

We believe that our current cash and cash equivalents combined with the remaining credit available under our line of credit facility will satisfy our expected short and long-term working capital, capital expenditures, and other liquidity requirements associated with our existing business operations. Subsequent to the first quarter 2014 on April 2, 2014 we paid down our SVB line of credit by $5 million. We plan to maintain a balance of approximately $10.0 million throughout the remainder of 2014. We anticipate maintaining covenant compliance throughout the duration of our anticipated borrowing, ensuring our current borrowing level and available borrowing capacity remains available to us.

Critical Accounting Policies and Estimates

We reaffirm our critical accounting policies and use of estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes during the three months ended March 31, 2014 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

These factors include, among others, the Company's high degree of customer concentration, the use of a single contract manufacturer for a significant portion of the production of our products, as well as the success of transitioning contract manufacturing partners, key employee attrition, the anticipated amount and timing of revenues from design wins and product orders due to the Company's customers' product development schedule, cancellations or delays, market conditions, matters affecting the embedded system industry, including changes in industry standards, changes in customer requirements and new product introductions, currency exchange rate fluctuations, changes in tariff and trade policies and other risks associated with foreign operations, actions by regulatory authorities or other third parties, the Company's ability to successfully manage the transition from 10G to 40G ATCA product technologies, cash generation, the Company's ability to successfully complete any restructuring, acquisition or divestiture activities and other factors described in "Risk Factors" and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2013, as updated in the subsequent quarterly reports on Form 10-Q. Although forward-looking statements help provide additional information about us, investors should keep in mind that forward-looking statements are only predictions, at a point in time, and are inherently less reliable than historical information.

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

Based on our policy, we have established a foreign currency exposure management program which uses derivative foreign exchange contracts to address nonfunctional currency exposures. In order to reduce the potentially adverse effects of foreign currency exchange rate fluctuations, we have entered into forward exchange contracts. These hedging transactions limit our exposure to changes in the U.S. Dollar to the Indian Rupee exchange rate, and as of March 31, 2014 the total notional or contractual value of the contracts we held was $12.2 million. These contracts will mature over the next 14 months.

Holding other variables constant, a 10% adverse fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Indian Rupee would require an adjustment of $1.2 million, and reverse our Indian Rupee hedge asset as of March 31, 2014, to a liability of $0.6 million. A 10% favorable fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Indian Rupee would result in an adjustment of $1.2 million, increasing our hedge asset as of March 31, 2014 to $1.8 million. We do not expect a 10% fluctuation to have any material impact on our operating results as the underlying hedged transactions will move in an equal and opposite direction. If there is an unfavorable movement in the Indian Rupee relative to our hedged positions this would be offset by reduced expenses, after conversion to the U.S. Dollar, associated with obligations paid for in the Indian Rupee.

Convertible Notes. The fair value of the 2015 convertible senior notes is sensitive to interest rate changes as well as changes in our stock price. Interest rate changes would result in an increase or decrease in the fair value of the 2015 convertible senior notes due to differences between market interest rates and rates in effect at the inception of the obligation. Fluctuations in our stock price would result in an increase or decrease in the fair values of the 2015 convertible senior notes due to the value of the notes derived from the conversion feature. Unless we elect to repurchase our 2015 convertible senior notes in the open market, changes in the fair value of the 2015 convertible senior notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of the 2015 convertible senior notes were $17.9 million and $17.8 million at March 31, 2014 and December 31, 2013.

Item 4. Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

During our most recent fiscal quarter ended March 31, 2014, no change occurred in the Company's "internal control over financial reporting" (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors

There are many factors that affect our business and the results of our operations, many of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors and Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in this report and our Annual Report on Form 10-K for the year ended December 31, 2013 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6. Exhibits

(a) Exhibits

Exhibit 10.1*	Form of Restricted Stock Unit Grant Agreement for non-employee Board of Directors for the Radisys Corporation 2007 Stock Plan.
Exhibit 10.2*	Form of Notice of Stock Option Grant for non-employee directors for the Radisys Corporation 2007 Stock Plan.
Exhibit 10.3*	Revised form of LTIP Tranche #2 Award Agreement for Performance-Based Restricted Stock Units under the Radisys Corporation Long-Term Incentive Plan (as amended and restated).
Exhibit 10.4
Amendment No. 2 to Second Amended and Restated Loan and Security Agreement, dated February 10, 2014, between Radisys Corporation and Silicon Valley Bank. Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 11, 2014 (SEC File No. 000-26844).

Exhibit 10.5
Third Amended and Restated Loan and Security Agreement, dated March 14, 2014, between Radisys Corporation and Silicon Valley Bank. Incorporated by reference from Exhibit 10.63 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 14, 2014 (SEC File No. 000-26844).

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

RADISYS CORPORATION
Dated:	May 2, 2014	By:	/s/ Brian Bronson
Brian Bronson
President and Chief Executive Officer

Dated:	May 2, 2014	By:	/s/ Allen Muhich
Allen Muhich
Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 10.1*	Form of Restricted Stock Unit Grant Agreement for non-employee directors for the Radisys Corporation 2007 Stock Plan.
Exhibit 10.2*	Form of Notice of Stock Option Grant for non-employee directors for the Radisys Corporation 2007 Stock Plan.
Exhibit 10.3*	Revised form of LTIP Tranche #2 Award Agreement for Performance-Based Restricted Stock Units under the Radisys Corporation Long-Term Incentive Plan (as amended and restated).
Exhibit 10.4
Amendment No. 2 to Second Amended and Restated Loan and Security Agreement, dated February 10, 2014, between Radisys Corporation and Silicon Valley Bank. Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 11, 2014 (SEC File No. 000-26844).

Exhibit 10.5
Third Amended and Restated Loan and Security Agreement, dated March 14, 2014, between Radisys Corporation and Silicon Valley Bank. Incorporated by reference from Exhibit 10.63 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 14, 2014 (SEC File No. 000-26844).

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