Form 10-Q
period 2014-06-30
RADISYS CORP
filed 2014-08-06
CIK 873044

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	0-26844

RADISYS CORPORATION
(Exact name of registrant as specified in its charter)

OREGON	93-0945232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5435 N.E. Dawson Creek Drive, Hillsboro, OR	97124
(Address of principal executive offices)	(Zip Code)

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

Number of shares of common stock outstanding as of August 1, 2014: 36,247,405

RADISYS CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues	$49,964	$65,438	$93,763	$133,616
Cost of sales:
Cost of sales	35,902	43,756	66,499	90,062
Amortization of purchased technology	2,055	2,218	4,109	4,435
Total cost of sales	37,957	45,974	70,608	94,497
Gross margin	12,007	19,464	23,155	39,119
Research and development	8,408	12,020	16,827	23,555
Selling, general and administrative	8,953	9,527	18,549	20,623
Intangible asset amortization	1,260	1,304	2,557	2,608
Restructuring and other charges, net	815	(114)	2,115	1,156
Loss from operations	(7,429)	(3,273)	(16,893)	(8,823)
Interest expense	(345)	(281)	(632)	(613)
Other income, net	157	226	336	373
Loss before income tax expense	(7,617)	(3,328)	(17,189)	(9,063)
Income tax expense	594	784	1,456	1,606
Net loss	$(8,211)	$(4,112)	$(18,645)	$(10,669)
Net loss per share:
Basic	$(0.23)	$(0.14)	$(0.57)	$(0.37)
Diluted	$(0.23)	$(0.14)	$(0.57)	$(0.37)
Weighted average shares outstanding:
Basic	36,096	28,669	32,980	28,570
Diluted	36,096	28,669	32,980	28,570

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net loss	$(8,211)	$(4,112)	$(18,645)	$(10,669)
Other comprehensive income (loss):
Translation adjustments income (loss)	37	(257)	163	(451)
Net adjustment for fair value of hedge derivatives, net of tax	92	(756)	607	(648)
Other comprehensive income (loss)	129	(1,013)	770	(1,099)
Comprehensive loss	$(8,082)	$(5,125)	$(17,875)	$(11,768)

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$34,606	$25,482
Accounts receivable, net	42,091	41,359
Other receivables	9,744	2,634
Inventories, net	19,776	25,409
Other current assets	6,748	4,688
Deferred tax assets, net	1,172	1,121
Total current assets	114,137	100,693
Property and equipment, net	12,346	14,854
Intangible assets, net	49,844	56,510
Long-term deferred tax assets, net	2,430	2,686
Other assets	1,386	1,442
Total assets	$180,143	$176,185

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,736	$35,081
Accrued wages and bonuses	4,466	5,547
Deferred revenue	12,503	8,167
Line of credit	10,000	15,000
Convertible senior notes	18,000	—
Other accrued liabilities	10,660	9,978
Total current liabilities	90,365	73,773
Long-term liabilities:
Convertible senior notes	—	18,000
Other long-term liabilities	3,197	3,276
Total long-term liabilities	3,197	21,276
Total liabilities	93,562	95,049
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock — no par value, 100,000 shares authorized; 36,157 and 29,198 shares issued and outstanding at June 30, 2014 and December 31, 2013	332,690	309,370
Accumulated deficit	(247,735)	(229,090)
Accumulated other comprehensive income:
Cumulative translation adjustments	1,894	1,731
Unrealized loss on hedge instruments	(268)	(875)
Total accumulated other comprehensive income	1,626	856
Total shareholders’ equity	86,581	81,136
Total liabilities and shareholders’ equity	$180,143	$176,185

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(18,645)	$(10,669)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	10,336	11,106
Inventory valuation allowance	1,334	657
Deferred income taxes	707	737
Stock-based compensation expense	2,581	2,122
Write-off of purchased computer software	—	2,868
Net gain from sale of software assets	—	(1,532)
Other	1,529	(1,249)
Changes in operating assets and liabilities:
Accounts receivable	(565)	6,671
Other receivables	(7,096)	(164)
Inventories	4,338	3,093
Other current assets	(2,008)	247
Accounts payable	(320)	(4,961)
Accrued restructuring	(778)	188
Accrued wages and other	(1,071)	(1,271)
Deferred revenue	4,336	(2,743)
Net cash (used in) provided by operating activities	(5,322)	5,100
Cash flows from investing activities:
Capital expenditures	(1,277)	(3,378)
Proceeds from sale of software assets	—	1,082
Net cash used in investing activities	(1,277)	(2,296)
Cash flows from financing activities:
Borrowings (payments) on line of credit	(5,000)	15,000
Repayment of convertible subordinated notes	—	(16,919)
Proceeds from issuance of common stock	21,020	418
Other financing activities	(301)	(413)
Net cash provided by (used in) financing activities	15,719	(1,914)
Effect of exchange rate changes on cash	4	(146)
Net increase in cash and cash equivalents	9,124	744
Cash and cash equivalents, beginning of period	25,482	33,182
Cash and cash equivalents, end of period	$34,606	$33,926
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$611	$705
Income taxes	$321	$647
The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Significant Accounting Policies

Radisys Corporation (the “Company” or “Radisys”) has adhered to the accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2013 in preparing the accompanying interim condensed consolidated financial statements. The preparation of these statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Additionally, the accompanying financial data as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

The following table summarizes the fair value measurements for the Company's financial instruments (in thousands):

	Fair Value Measurements as of June 30, 2014
	Total	Level 1	Level 2	Level 3
Cash surrender value of life insurance contracts (A)	$1,873	$—	$1,873	$—
Deferred compensation liability (A)	(1,084)	—	(1,084)	—
Foreign currency forward contracts	662	—	662	—
Contingent consideration liability	(302)	—	—	(302)
Total	$1,149	$—	$1,451	$(302)

	Fair Value Measurements as of December 31, 2013
	Total	Level 1	Level 2	Level 3
Cash surrender value of life insurance contracts (A)	$1,866	$—	$1,866	$—
Deferred compensation liability (A)	(1,276)	—	(1,276)	—
Foreign currency forward contracts	(169)	—	(169)	—
Contingent consideration liability	(390)	—	—	(390)
Total	$31	$—	$421	$(390)

(A)    The company terminated its Deferred Compensation Plan in 2013. The distribution of plan assets and participant balances began during the quarter ended September 30, 2013 and will be substantially completed by September 30, 2014.

The following table summarizes our Level 3 activity for the Company's contingent consideration liability (in thousands):

Level 3
Balance at December 31, 2013	$390
Change in estimate	(127)
Payments	—
Accretion	39
Balance at June 30, 2014	$302

The Company records all changes in estimates and accretion on the contingent consideration liability to restructuring and other charges, net in the Condensed Consolidated Statements of Operations and the contingent consideration liability is recorded in other accrued liabilities on the Condensed Consolidated Balance Sheet at June 30, 2014.

Note 3 — Accounts Receivable and Other Receivables

Accounts receivable consists of sales to the Company's customers which are generally based on standard terms and conditions. Accounts receivable balances consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Accounts receivable, gross	$42,273	$41,707
Less: allowance for doubtful accounts	(182)	(348)
Accounts receivable, net	$42,091	$41,359

As of June 30, 2014 and December 31, 2013, the balance in other receivables was $9.7 million and $2.6 million. Other receivables consisted primarily of non-trade receivables including inventory transferred to the Company's contract manufacturing partners on which the Company does not recognize revenue and receivables for value-added taxes.

Note 4 — Inventories

Inventories consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$16,836	$22,416
Work-in-process	665	1,194
Finished goods	9,750	9,644
	27,251	33,254
Less: inventory valuation allowance	(7,475)	(7,845)
Inventories, net	$19,776	$25,409

As of June 30, 2014, the balance of consigned inventory at the Company’s contract manufacturing partner was $6.1 million.

Consigned inventory is held at third-party locations, including the Company's contract manufacturing partner and customers. The Company retains title to the inventory until purchased by the third-party. The Company is contractually obligated to purchase the inventory on consignment from its contract manufacturer for the cost of excess inventory that is purchased as a result of the Company's forecasted demand when there is no alternative use. Consigned inventory, consisting of raw materials and finished goods was $8.0 million and $12.0 million at June 30, 2014 and December 31, 2013.

The Company recorded the following charges associated with the valuation of inventory and the adverse purchase commitment liability (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Inventory, net	$182	$429	$1,344	$1,467
Adverse purchase commitments	281	164	154	132

Note 5 — Restructuring and Other Charges

The following table summarizes the Company's restructuring and other charges as presented in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Employee-related restructuring expenses	$403	$648	$1,256	$1,165
Fair value adjustments to Continuous Computing contingent consideration liability	(127)	(605)	(127)	(1,345)
Facility reductions	—	—	(6)	—
Write off of purchased computer software	—	(200)	—	2,868
Net gain from sale of OS-9 software assets	—	43	—	(1,532)
Integration-related expenses	539	—	992	—
Restructuring and other charges, net	$815	$(114)	$2,115	$1,156

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

For the three months ended June 30, 2014, the Company recorded the following restructuring charges:

•
$0.4 million net expense relating to the severance of employees in connection with the previously reported Penang site closure, as well as severance for two additional employees, net of reductions resulting from changes in previously estimated amounts for employee severance and associated payroll costs;

•
$0.5 million integration-related net expense principally associated with asset disposals and personnel overlap resulting from resource consolidation primarily associated with the Penang site closure; and

•
$0.1 million gain due to the decrease in fair value of the Continuous Computing contingent consideration liability. The Company assesses the fair value of the contingent consideration liability on a quarterly basis, adjusting the liability to fair value based on a detailed analysis of all expected contingent consideration eligible revenues.

For the three months ended June 30, 2013, the Company recorded the following restructuring and other charges:

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

For the six months ended June 30, 2014, the Company recorded the following restructuring and acquisition-related charges:

•
$1.3 million net expense relating to the severance of employees in connection with the previously reported Penang site closure, as well as severance for 14 additional employees, net of reductions resulting from changes in previously estimated amounts for employee severance and associated payroll costs;

•
$1.0 million integration-related net expense principally associated with asset disposals and personnel overlap resulting from resource consolidation primarily associated with the Penang site closure; and

•	$0.1 million gain due to the decrease in fair value of the Continuous Computing contingent consideration liability.

For the six months ended June 30, 2013, the Company recorded the following restructuring and acquisition-related charges:

•	$1.5 million net gain from the sale of the Company's OS-9 software assets;

•	$2.9 million expense relating to the write off of the Company's SEG purchased computer software due to management's decision to abandon future development of this technology;

•	$1.3 million gain due to the decrease in fair value of the Continuous Computing contingent consideration liability; and

•	$1.2 million net expense for the severance of employees, net of reductions resulting from changes in previously estimated amounts for employee severance and associated payroll costs.

Accrued restructuring, which is included in other accrued liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, consisted of the following (in thousands):

	Severance, payroll taxes and other employee benefits	Facility reductions	Total
Balance accrued as of December 31, 2013	$1,786	$961	$2,747
Additions	1,333	—	1,333
Reversals	(77)	(6)	(83)
Expenditures	(1,721)	(295)	(2,016)
Balance accrued as of June 30, 2014	$1,321	$660	$1,981

Of the $2.0 million accrued restructuring at June 30, 2014, $0.2 million is included in other long-term liabilities, with the remaining balance being included in other accrued liabilities on the Condensed Consolidated Balance Sheets.

The Company evaluates the adequacy of the accrued restructuring charges on a quarterly basis. Reversals are recorded in the period in which the Company determines that expected restructuring obligations are less than the amounts accrued.

Note 6 — Short-Term Borrowings

Silicon Valley Bank

At the beginning of the first quarter of 2014, the Company had a $35.0 million secured revolving line of credit agreement (as amended, the "Agreement") with Silicon Valley Bank ("SVB") with a stated maturity date of July 28, 2016. On March 14, 2014, the Company entered into an amended and restated $25.0 million revolving line of credit agreement with SVB (as amended, the "2014 Agreement") that replaces the Agreement and has a stated maturity date of July 28, 2016. On May 30, 2014 the 2014 Agreement was amended to increase the letter of credit sublimit under the secured revolving credit facility from $1,000,000 to $2,000,000. The secured revolving credit facility under the 2014 Agreement is available for cash borrowings and is subject to a borrowing formula based upon eligible accounts receivable less outstanding letters of credit (aggregate letters of credit are not to exceed $2,000,000). Eligible accounts receivable include 80% of U.S. and 65% of foreign accounts receivable (80% in certain cases), not greater than 60 days past original invoice date. The interest rate is dependent upon the Company's Liquidity (as defined in the 2014 Agreement) when compared to a pre-determined threshold (the "Liquidity Threshold"), which is defined in the 2014 Agreement as $15.0 million, with the exception of the last month end of each quarter, where it is defined as $20.0 million. Liquidity is calculated under the 2014 Agreement as unrestricted cash plus unused availability on the revolving line of credit; however, if the Company's 4.50% convertible senior notes due 2015 (the "2015 convertible senior notes") are not renewed or refinanced 120 days prior to their maturity date, which is February 15, 2015, Liquidity (for purposes of testing against the Liquidity Threshold) will be reduced by the outstanding principal amount of the 2015 convertible senior notes. The calculation of interest under the 2014 Agreement is as follows:

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

As of June 30, 2014 and December 31, 2013, the Company had outstanding balances of $10.0 million and $15.0 million under the 2014 Agreement and the Agreement, respectively. At June 30, 2014, the Company had $14.0 million of total borrowing availability remaining under the 2014 Agreement.

On July 9, 2014, the Company entered into a letter agreement (the "letter agreement") with SVB relating to the Company's amended and restated $25.0 million secured revolving line of credit. The 2014 Agreement includes an Operating Accounts covenant stating that the Company and its subsidiaries may hold no more than $8.0 million in accounts maintained at financial institutions outside of the United States through August 31, 2014. As of June 30, 2014, the amount of cash held by the Company and its subsidiaries in accounts maintained at financial institutions outside of the United States was $9.0 million. Pursuant to the terms of the letter agreement, the Company obtained a waiver from SVB of the requirement to comply with the Operating Accounts covenant. After giving effect to the waiver, the Company was in compliance with all covenants under the 2014 Agreement.

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

As of June 30, 2014 and December 31, 2013, the Company had outstanding 2015 convertible senior notes with a face value of $18.0 million. As of June 30, 2014 and December 31, 2013, the fair values of our 2015 convertible senior notes were $17.9 million and $17.8 million, which are based on the most recent quoted prices of the Company's publicly traded debt on each balance sheet date.

The following table outlines the effective interest rate, contractually stated interest costs, and costs related to the amortization of issuance costs for the Company's 2013 and 2015 convertible senior notes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Effective interest rate of 2013 convertible senior notes	NA	N/A	N/A	3.73%
Effective interest rate of 2015 convertible senior notes	4.50%	4.50%	4.50%	4.50%
Contractually stated interest costs	$203	$202	$405	$463
Amortization of issuance costs	$11	$11	$21	$39

Note 8 — Commitments and Contingencies

Adverse Purchase Commitments

The Company is contractually obligated to reimburse its contract manufacturer for the cost of excess inventory used in the manufacture of the Company's products if there is no alternative use. This liability, referred to as adverse purchase commitments, is presented in other accrued liabilities in the accompanying Condensed Consolidated Balance Sheets. Estimates for adverse purchase commitments are derived from reports received on a quarterly basis from the Company's contract manufacturer. Increases to this liability are charged to cost of sales. If and when the Company takes possession of inventory reserved for in this liability, the liability is transferred from other accrued liabilities to the excess and obsolete inventory valuation allowance (Note 4 —Inventories).

In November 2013, the Company notified its existing contract manufacturer of the Company's intent to transition manufacturing to another contract manufacturer co-located with the Company's Shenzhen site. Upon notification of intent to terminate the relationship, the manufacturing agreement contractually obligates the Company to purchase all inventories in excess of ninety days demand. As of June 30, 2014 the existing contract manufacturer had yet to invoke this clause and therefore an inventory deposit and offsetting liability have not been reflected on the Condensed Consolidated Balance Sheets. The value of the potential liability in excess of the current adverse purchase commitment was $4.4 million at June 30, 2014.

Guarantees and Indemnification Obligations

As permitted under Oregon law, the Company has agreements whereby it indemnifies its officers, directors and certain finance employees for certain events or occurrences while an officer, director or employee is or was serving in such capacity at the request of the Company. The term of the indemnification period is for the officer's, director's or employee's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. To date, the Company has not incurred any costs associated with these indemnification agreements and, as a result, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2014.

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

The following is a summary of the change in the Company's warranty accrual reserve (in thousands):

	Six Months Ended
	June 30,
	2014	2013
Warranty liability balance, beginning of the period	$3,328	$3,954
Product warranty accruals	1,219	1,899
Utilization of accrual	(1,604)	(2,183)
Warranty liability balance, end of the period	$2,943	$3,670

At June 30, 2014 and December 31, 2013, $2.3 million and $2.6 million of the warranty liability balance was included in other accrued liabilities and $0.6 million and $0.7 million was included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.

Note 9 — Basic and Diluted Net Loss per Share

A reconciliation of the numerator and the denominator used to calculate basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator — Basic
Net loss	$(8,211)	$(4,112)	$(18,645)	$(10,669)
Numerator — Diluted
Net loss	$(8,211)	$(4,112)	$(18,645)	$(10,669)
Interest on convertible notes, net of tax benefit (B)	—	—	—	—
Net loss, diluted	$(8,211)	$(4,112)	$(18,645)	$(10,669)
Denominator — Basic
Weighted average shares used to calculate net loss per share, basic	36,096	28,669	32,980	28,570
Denominator — Diluted
Weighted average shares used to calculate net loss per share, basic	36,096	28,669	32,980	28,570
Effect of escrow shares (A)	—	—	—	—
Effect of convertible notes (B)	—	—	—	—
Effect of dilutive restricted stock units (C)	—	—	—	—
Effect of dilutive stock options (C)	—	—	—	—
Weighted average shares used to calculate net loss per share, diluted	36,096	28,669	32,980	28,570
Net loss per share
Basic	$(0.23)	$(0.14)	$(0.57)	$(0.37)
Diluted	$(0.23)	$(0.14)	$(0.57)	$(0.37)

(A)
For the three months ended June 30, 2014 there were no remaining contingently issuable shares outstanding. For the six months ended June 30, 2013, 30,000 contingently issuable shares were excluded from the calculation as their effect would have been anti-dilutive.

(B)
For each of the three months ended June 30, 2014 and 2013, 2.1 million as-if converted shares associated with the Company's convertible senior notes were excluded from the calculation as their effect would have been anti-dilutive. For the six months ended June 30, 2014 and 2013, 2.1 million and 2.4 million as-if converted shares associated with the Company's convertible senior notes were excluded from the calculation as their effect would have been anti-dilutive.

(C)	For the three and six months ended June 30, 2014 and 2013, the following equity awards, by type, were excluded from the calculation, as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Stock options	3,042	2,375	3,042	2,375
Restricted stock units	300	441	300	441
Performance based restricted stock units (D)	409	2,087	409	2,087
Total equity award shares excluded	3,751	4,903	3,751	4,903

(D)
Shares under the Long-Term Incentive Plan ("LTIP") are presented based on attainment of 100% of the performance goals being met. The LTIP provides for the grants of awards payable in shares of common stock upon the achievement of performance goals set by the Company's Compensation and Development Committee. In addition to the performance conditions, the awards contain market-based multipliers based on the average price of the Company's common stock thirty days prior to the end of each semi-annual performance period. The maximum multiplier for a given semi-annual performance period is 2.75x the original grant and overall achievement is limited to a maximum of 2.5x of the target award over the entire performance period. Based on this formula, the maximum number of shares that could be earned was 0.8 million and 2.0 million for the three months ended June 30, 2014 and 2013.

Note 10 — Income Taxes

The Company's effective tax rate for the three months ended June 30, 2014 differs from the statutory rate due to a full valuation allowance provided against its United States (“U.S.”) net deferred tax assets, a partial valuation allowance against Canadian deferred tax assets, and taxes on foreign income that differ from the U.S. tax rate. The Company’s effective tax rate for the three months ended June 30, 2013 differs from the statutory rate due the full valuation allowance provided against its U.S. net deferred tax assets, Canadian research and experimental development claims, and taxes on foreign income that differ from the U.S. tax rate.

The Company utilizes the asset and liability method of accounting for income taxes. The Company records deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon the Company's review of all positive and negative evidence, including its three year U.S. cumulative pre-tax book loss and taxable loss, it concluded that a full and a partial valuation allowance should continue to be recorded against its U.S. and Canadian net deferred tax assets at June 30, 2014. In certain other foreign jurisdictions, where the Company does not have cumulative losses or other negative evidence, the Company had net deferred tax assets of $3.6 million and $3.8 million at June 30, 2014 and December 31, 2013. In the future, if the Company determines that it is more likely than not that it will realize its U.S. and Canadian net deferred tax assets, it will reverse the applicable portion of the valuation allowance and recognize an income tax benefit in the period in which such determination is made.

The Company's unrecognized tax benefits and related interest and penalties during the three months ended June 30, 2014 increased by $0.3 million primarily due to new uncertain tax exposures. The ending balance for the unrecognized tax benefits was approximately $3.9 million at June 30, 2014. The related interest and penalties were $0.5 million and $0.3 million. The uncertain tax positions that are reasonably possible to decrease in the next twelve months are insignificant.

The Company is currently under tax examination in India. The periods covered under examination are the Company's financial years 2005 through 2007 and 2009 through 2010. The examination is in various stages of appellate proceedings and all material uncertain tax positions associated with the examination have been taken into account in the ending balance of the unrecognized tax benefits at June 30, 2014. As of June 30, 2014, the Company is not under examination by tax authorities in any other jurisdictions.

Note 11 — Stock-based Compensation

The following table summarizes awards granted under the Radisys Corporation 2007 and LTIP Stock Plans (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Stock options	20	3	69	493
Restricted stock units	91	4	92	7
Performance based restricted stock awards (A)	5	—	172	36
Total	116	7	333	536

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

Stock-based compensation was recognized and allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Cost of sales	$151	$111	$282	$241
Research and development	324	234	553	483
Selling, general and administrative	985	678	1,746	1,398
Total	$1,460	$1,023	$2,581	$2,122

Note 12 — Hedging

The Company’s activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates. The Company manages these risks through the use of forward exchange contracts, designated as foreign-currency cash flow hedges, in an attempt to reduce the potentially adverse effects of foreign currency exchange rate fluctuations that occur in the normal course of business. As such, the Company’s hedging activities are employed solely for risk management purposes. All hedging transactions are conducted with, in the opinion of management, financially stable and reputable financial institutions. As of June 30, 2014 and December 31, 2013, the only hedge instruments executed by the Company are associated with its exposure to fluctuations in the Indian Rupee, which result from obligations such as payroll and rent paid in this currency.

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

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives are expected to remain highly effective in future periods. For the three and six months ended June 30, 2014 and 2013 and for the year ended December 31, 2013, the Company had no hedge ineffectiveness.

During the three months ended June 30, 2014 and 2013 and for the six months ended June 30, 2014, the Company did not enter into any new hedging contracts. During the six months ended 2013, the Company entered into 12 new foreign currency forward contracts with total notional contractual values of $2.5 million.

 A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments designated as cash flow hedges at June 30, 2014 is as follows (in thousands):

	Contractual/ Notional Amount	Condensed Consolidated Balance Sheet Classification	Estimated Fair Value
Type of Cash Flow Hedge			Asset	(Liability)
Foreign currency forward exchange contracts	$8,966	Other current assets	$662	$—

A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments designated as cash flow hedges at December 31, 2013 is as follows (in thousands):

	Contractual/ Notional Amount	Condensed Consolidated Balance Sheet Classification	Estimated Fair Value
Type of Cash Flow Hedge			Asset	(Liability)
Foreign currency forward exchange contracts	$15,328	Other accrued liabilities	$—	$(169)

There were no ineffective hedges for the three and six months ended June 30, 2014 and 2013. The following table summarizes the effect of derivative instruments on the consolidated financial statements as a (gain) loss as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Cost of sales	$27	$89	$113	$178
Research and development	45	51	187	102
Selling, general and administrative	26	38	97	76
Total	$98	$178	$397	$356

The following is a summary of changes to comprehensive income (loss) associated with the Company's hedging activities (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Beginning balance of unrealized loss on forward exchange contracts	$(360)	$(657)	$(875)	$(765)
Other comprehensive income (loss) before reclassifications	(6)	(934)	210	(1,004)
Amounts reclassified from other comprehensive income (loss)	98	178	397	356
Other comprehensive income (loss)	92	(756)	607	(648)
Ending balance of unrealized loss on forward exchange contracts	$(268)	$(1,413)	$(268)	$(1,413)

Over the next twelve months, the Company expects to reclassify into earnings a gain of approximately $0.1 million currently recorded as other comprehensive income, as a result of the maturity of currently held forward exchange contracts.

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

Note 13 — Segment Information

The Company's Chief Operating Decision Maker, Radisys' Chief Executive Officer, reviews the Company's results of operations on a consolidated level, and executive staff is structured by function rather than by product category. Additionally, key resources, decisions, and assessment of performance are also analyzed on a company-wide level. Due to these factors, the Company is one operating segment.

Generally, the Company's customers are not the end-users of its products. The Company ultimately derives revenues from the following four product groups (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
ATCA Platforms	$22,966	$31,722	$46,158	$66,540
Software-Solutions	10,400	12,612	18,241	24,261
COM Express and Rackmount Server	13,456	14,218	23,917	28,845
Other Products	3,142	6,886	5,447	13,970
Total revenues	$49,964	$65,438	$93,763	$133,616

Revenues by geographic area were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
United States	$19,025	$30,078	$34,731	$56,128
Other North America	579	434	1,703	1,086
China	7,953	8,046	14,980	14,791
Japan	2,674	5,627	9,882	18,456
Other Asia Pacific	4,973	5,759	8,233	12,707
Asia Pacific ("APAC")	15,600	19,432	33,095	45,954
Netherlands	6,130	3,697	11,169	8,962
Other EMEA	8,630	11,797	13,065	21,486
Europe, the Middle East and Africa (“EMEA”)	14,760	15,494	24,234	30,448
Foreign Countries	30,939	35,360	59,032	77,488
Total	$49,964	$65,438	$93,763	$133,616

Long-lived assets by geographic area are as follows (in thousands):

	June 30, 2014	December 31, 2013
Property and equipment, net
United States	$5,812	$7,421
Other North America	846	942
China	2,978	3,396
Other APAC	117	185
Total APAC	3,095	3,581
India	2,586	2,893
Other EMEA	7	17
Total EMEA	2,593	2,910
Foreign Countries	6,534	7,433
Total property and equipment, net	$12,346	$14,854

Intangible assets, net
United States	$49,844	$56,474
Other North America	—	36
Total intangible assets, net	$49,844	$56,510

The following customers accounted for more than 10% of the Company's total revenues:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Nokia Siemens Networks	18.6%	20.5%	18.3%	19.0%
Philips Medical	16.0%	N/A	15.1%	N/A
NEC	N/A	N/A	10.6%	11.0%
Danaher	N/A	10.4%	N/A	N/A

The following customers accounted for more than 10% of accounts receivable:
	June 30, 2014	December 31, 2013
Nokia Siemens Networks	19.3%	20.7%
Philips Medical	14.4%	N/A
Reliance Jio Infocomm	15.2%	N/A

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

•
T-Series ATCA and Network Appliance products provide the platforms necessary to control and move data in the core of the telecom network enabling networks elements within the EPCs as well as providing a platform for applications such as Deep Packet Inspection ("DPI") and policy management. When these products are combined with our professional service organization of network experts, we believe our technology enables our customers to bring to market solutions such as intelligent gateways (security, femto, and LTE gateways), intelligent switches and load balancers, at a cost and time to market advantage when compared to internally developed solutions;

•
Trillium software is the protocol foundation for a complete turn-key application that enables the communication linkage between end user wireless devices and the small cell base stations carriers utilize to optimize radio access spectrum utilization and coverage in both the 3G and LTE networks. Our focus is in providing the software to enable 3G and LTE operator-controlled and low-power wireless base stations that provide improved cellular coverage, capacity and applications for homes and enterprises as well as metropolitan and rural public places (known as small cells, femtocells and metrocells); and

•	We leverage the same Trillium technology to enable small cell applications in adjacent markets such as aerospace and defense as well as manufacturing and test.

Three and Six Months Ended June 30, 2014 Summary

As expected, our first half and second quarter 2014 revenues declined primarily as a result of prior business decisions to exit certain product lines, certain products reaching end of life and the inconsistent customer order patterns within our Software-Solutions product line. Additionally, continued delays in the deployment of next generation wireless networks and the release of required spectrum in certain geographies to support these networks has adversely affected our ability to offset the aforementioned impacts. Despite these challenges, second quarter 2014 revenue increased $6.2 million or 14.1% sequentially from the first quarter 2014 from $43.8 million to $50.0 million and net loss per share decreased sequentially from $0.35 to $0.23. This was driven by a $3.0 million increase in our COM Express and Rackmount Server product group due primarily to sales of end of life products and a $2.6 million increase in our Software-Solutions product group due to growth in our targeted VoLTE MRF products as our customers and partners have begun deploying VoLTE applications in their networks. We expect third quarter revenue to be between $48.0 million and $54.0 million and net loss per share to range from $0.18 to $0.06.

Over the first half of 2014, we have begun to realize the benefits of management's 2013 cost reduction actions. Such actions resulted in reduced second quarter 2014 R&D and SG&A expense by a combined $4.2 million, or 19.4%, in the three months ended June 30, 2014 when compared to the same period in 2013. We expect R&D and SG&A expense to approximate $17.4 million in the third quarter 2014. Our contract manufacturing transition remains on track and is scheduled for completion in the third quarter of 2014. This transition will ultimately enable the closure of our Penang facility and is expected to result in approximately $6 million, or 300 basis points ("bps") of gross margin, in annual savings in cost of goods sold as we exit 2014.

The following is a summary-level comparison of the three months ended June 30, 2014 and 2013:

•
Revenues decreased $15.4 million to $50.0 million for the three months ended June 30, 2014 from $65.4 million for the three months ended June 30, 2013. Included in this decrease was a combined $4.5 million decline in our Other Products and COM Express and Rackmount Server product groups as certain of these products have been trending towards end of life as a result of prior strategic decisions to manage those products for cash. Sales from our ATCA product group also declined $8.8 million due to fewer current year network deployments combined with prior business decisions to exit low margin blade-only products. Sales of our Software-Solutions products declined $2.2 million primarily due to fewer audio conferencing shipments, including to a top five customer, which adversely affected revenues of our MRF product line.

•
Our gross margin decreased 570 "bps" in the three months ended June 30, 2014 to 24.0% from 29.7% of revenue in the three months ended June 30, 2013. Unfavorable sales mix, which was driven by decreased sales in our higher margin Software-Solutions product group, was responsible for approximately 320 bps of the decrease. Additionally, the decrease in overall revenue levels absorbed a lower percentage of our fixed costs, which was responsible for 180 bps of the decrease.

•
R&D expense decreased $3.6 million to $8.4 million for the three months ended June 30, 2014 from $12.0 million for the three months ended June 30, 2013. This decrease is attributable to the cost-saving actions we undertook in the second half of 2013, which included the closure of our Shanghai and Penang development sites.

•
SG&A expense decreased $0.5 million to $9.0 million for the three months ended June 30, 2014 from $9.5 million for the three months ended June 30, 2013. This decrease was the result of payroll, commissions, and facility expense reductions due to decreased headcount, lower sales, and site consolidation.

•
Cash and cash equivalents increased $9.1 million to $34.6 million at June 30, 2014 from $25.5 million at December 31, 2013. We raised $20.6 million in cash as a result of a public offering of our common stock during the first quarter of 2014. This increase was offset by consumption of $5.3 million of cash used in operations (including $2.0 million in cash restructuring payments) and $1.3 million of cash used for capital expenditures. Further, during the second quarter of 2014 we repaid $5.0 million in debt that was previously outstanding under our Silicon Valley Bank line of credit.

Comparison of the Three and Six Months Ended June 30, 2014 and 2013

Results of Operations

The following table sets forth certain operating data as a percentage of revenues for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales:
Cost of sales	71.9	66.9	70.9	67.4
Amortization of purchased technology	4.1	3.4	4.4	3.3
Total cost of sales	76.0	70.3	75.3	70.7
Gross margin	24.0	29.7	24.7	29.3
Research and development	16.8	18.4	17.9	17.6
Selling, general, and administrative	17.9	14.5	19.8	15.4
Intangible asset amortization	2.5	2.0	2.7	2.0
Restructuring and other charges, net	1.6	(0.2)	2.3	0.9
Loss from operations	(14.8)	(5.0)	(18.0)	(6.6)
Interest expense	(0.7)	(0.4)	(0.7)	(0.5)
Other income, net	0.3	0.3	0.4	0.3
Loss before income tax expense	(15.2)	(5.1)	(18.3)	(6.8)
Income tax expense	1.2	1.2	1.6	1.2
Net loss	(16.4)%	(6.3)%	(19.9)%	(8.0)%

Revenues

The following table sets forth our revenues by product group for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
ATCA Platforms	$22,966	$31,722	(27.6)%	$46,158	$66,540	(30.6)%
Software-Solutions	10,400	12,612	(17.5)	18,241	24,261	(24.8)
COM Express and Rackmount Server	13,456	14,218	(5.4)	23,917	28,845	(17.1)
Other Products	3,142	6,886	(54.4)	5,447	13,970	(61.0)
Total revenues	$49,964	$65,438	(23.5)%	$93,763	$133,616	(29.8)%

Revenues in the ATCA product group decreased $8.8 million for the three months ended June 30, 2014 from the comparable period in 2013. This was driven by a $6.0 million decrease in revenues from North American customers due to last time buys that were substantially completed in the first half of 2013 and fewer current year network deployments.

Revenues in the ATCA product group decreased $20.4 million for the six months ended June 30, 2014 from the comparable period in 2013. This was driven by a $11.6 million decrease in revenues from North American customers due to fewer current year network deployments and last time buys. Additionally, Asia Pacific revenues decreased $9.0 million due to LTE deployments in Japan that were substantially complete in the second half of 2013.

Revenues in the Software-Solutions product group decreased $2.2 million and $6.0 million for the three and six months ended June 30, 2014 from the comparable periods in 2013. The decrease is attributable to the timing of MRF deployments for use in audio conferencing applications during the first half of 2013 which were not repeated in 2014. Specifically, a top five customer has shifted its port redundancy strategy to more efficiently use previously licensed ports throughout their network rather than purchasing additional ports to support increased network usage. The decrease in audio conferencing revenue was offset by revenue growth of $2.0 million and $1.7 million for the three and six months ended June 30, 2014 from the comparable periods in 2013 in our targeted VoLTE MRF products as our customers and partners have begun deploying VoLTE applications in their networks.

Revenues in the COM Express and Rackmount Server product group decreased $0.8 million for the three months ended June 30, 2014 from the comparable period in 2013 as the result of our strategic decision to manage for cash the value-line of our COM Express modules. The decline was offset by $2.8 million in last time buys from a top five customer.

Revenues in the COM Express and Rackmount Server product group decreased $4.9 million for the six months ended June 30, 2014 from the comparable period in 2013 as the result of our strategic decision to manage for cash the value-line of our COM Express modules. The decline was offset by a $0.5 million in last time buys from a top five customer in the second quarter of 2014.

Revenues in the Other Products product group decreased $3.7 million and $8.5 million for the three and six months ended June 30, 2014 from the comparable periods in 2013. The decline in revenues was expected by management as these hardware-centric products trend towards end of life and our largest customer continues to transition to next-generation network elements.

Revenue by Geography

The following tables outline overall revenue dollars and the percentage of revenues, by geographic region, for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
North America	$19,604	$30,512	(35.7)%	$36,434	$57,214	(36.3)%
Asia Pacific	15,600	19,432	(19.7)	33,095	45,954	(28.0)
Europe, the Middle East and Africa ("EMEA")	14,760	15,494	(4.7)	24,234	30,448	(20.4)
Total	$49,964	$65,438	(23.6)%	$93,763	$133,616	(29.8)%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
North America	39.3%	46.6%	38.9%	42.8%
Asia Pacific	31.2	29.7	35.3	34.4
EMEA	29.5	23.7	25.8	22.8
Total	100.0%	100.0%	100.0%	100.0%

North America. Revenues from the North America region decreased $10.9 million and $20.8 million for the three and six months ended June 30, 2014 from the comparable periods in 2013. Revenues from our ATCA product group decreased $4.2 million and $9.0 million as a result of fewer current year network deployments and last time buys. Similarly, COM Express and Rackmount Server product group sales decreased $2.4 million and $5.2 million as the result of our strategic decision to manage for cash the value-line of our COM Express modules. In addition, our Software-Solutions product group sales decreased $1.9 million and $3.1 million due to the timing of MRF deployments for use in audio conferencing applications during the first half of 2013 which were not repeated in 2014. The decrease in audio conferencing revenue was offset by revenue growth of $0.9 million and $1.7 million for the three and six months ended June 30, 2014 from the comparable periods in 2013 in our targeted VoLTE MRF products.

Asia Pacific. Revenues from the Asia Pacific region decreased $3.8 million and $12.9 million for the three and six months ended June 30, 2014 from the comparable periods in 2013. Revenues a major customer using our products to deploy next-generation wireless networks in Japan decreased $2.9 million and $6.7 million as these projects were substantially completed by the end of 2013.

EMEA. Revenues from the EMEA region decreased $0.7 million and $6.2 million for the three and six months ended June 30, 2014 from the comparable periods in 2013 due to $4.3 million and $7.7 million decreases from our Other Products product group as these hardware-centric products trend towards end of life and our largest customer continues to transition to next-generation network elements. In the second quarter of 2014, the decline was offset by a $2.8 million COM Express and Rackmount Server product group last time buy from a top five customer.

We currently expect continued fluctuations in the revenue contribution from each geographic region. Additionally, we expect non-U.S. revenues to remain a significant portion of our revenues.

Gross Margin

The following table summarizes our cost of sales and gross margin for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
Cost of Sales	$35,902	$43,756	(17.9)%	$66,499	$90,062	(26.2)%
Amortization of Purchased Technology	2,055	2,218	(7.3)	4,109	4,435	(7.4)
Total Cost of Sales	$37,957	$45,974	(17.4)	$70,608	$94,497	(25.3)
Gross Margin	24.0%	29.7%	(19.2)%	24.7%	29.3%	(15.7)%

Gross margin as a percentage of revenues decreased 570 bps for the three months ended June 30, 2014 from the comparable period in 2013. Unfavorable sales mix, which was driven by decreased sales in our higher margin Software-Solutions product group, was responsible for approximately 320 bps of the decrease. Additionally, the decrease in overall revenue levels absorbed a lower percentage of our fixed costs, which was responsible for the remaining 180 bps of the decrease.

Gross margin as a percentage of revenues decreased 460 bps for the six months ended June 30, 2014 from the comparable periods in 2013. This was the result of declined revenue across all product groups which represented 190 bps of the change. Lower revenue levels absorbing a lower percentage of our fixed costs were responsible for 280 bps of the change. These decreases were offset by a $1.4 million gain resulting in a 150 bps increase from a vendor claim on faulty components recorded in cost of sales during the first quarter of 2014.

Operating Expenses

The following table summarizes our operating expenses for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
Research and development	$8,408	$12,020	(30.0)%	$16,827	$23,555	(28.6)%
Selling, general and administrative	8,953	9,527	(6.0)	18,549	20,623	(10.1)
Intangible asset amortization	1,260	1,304	(3.4)	2,557	2,608	(2.0)
Restructuring and other charges, net	815	(114)	814.9	2,115	1,156	83.0
Total	$19,436	$22,737	(14.5)%	$40,048	$47,942	(16.5)%

Research and Development

R&D expenses consist primarily of product development costs, related equipment expenses and salary, bonuses and benefits for R&D personnel. R&D expenses decreased $3.6 million and $6.7 million for the three and six months ended June 30, 2014 from the comparable periods in 2013. The expense decrease is attributable to our second half 2013 restructuring efforts including our Shanghai and Penang site closures that enabled reductions in salary, overhead and other expenses. R&D headcount decreased year over year at June 30, 2014 from 459 to 411.

Selling, General, and Administrative

SG&A expenses consist primarily of salary, commissions, bonuses and benefits for sales, marketing and administrative personnel, as well as professional service providers and the costs of other general corporate activities. SG&A expenses decreased $0.5 million and $2.1 million for the three and six months ended June 30, 2014 from the comparable periods in 2013. Restructuring efforts in the second half of 2013 drove headcount reductions and contributed to a decrease in salary expense of $0.7 million and $1.1 million for the three and six months ended June 30, 2014 from the comparable periods in 2013. SG&A headcount decreased year over year at June 30, 2014 from to 197 to 170. Additionally, commission expense decreased $0.3 million and $0.8 million for the three and six months ended June 30, 2014 from the comparable periods in 2013 as a result of lower sales as our commission plan is weighted towards revenue-based incentives.

Intangible Asset Amortization

Intangible asset amortization for the three and six months ended June 30, 2014 was comparable with the same periods in 2013 due to routine amortization of acquired intangible assets.

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

The increase in restructuring and other charges, net for the three and six months ended June 30, 2014 from the comparable periods in 2013 is primarily due to restructuring actions associated with our Shanghai and Penang development site closures.

Restructuring and other charges, net for the three months ended June 30, 2014 include the following:

•
$0.4 million net expense relating to the severance of employees in connection with the previously reported Penang site closure, as well as severance for two additional employees, net of reductions resulting from changes in previously estimated amounts for employee severance and associated payroll costs;

•
$0.5 million integration-related net expense principally associated with asset disposals and personnel overlap resulting from resource consolidation primarily associated with our Penang site closure; and

•
$0.1 million gain due to the decrease in fair value of the Continuous Computing contingent consideration liability. We assess the fair value of the contingent consideration liability on a quarterly basis, adjusting the liability to fair value based on a detailed analysis of all expected contingent consideration eligible revenues.

Restructuring and other charges for the three months ended June 30, 2013 include the following:

•	$0.2 million gain resulting from forgiveness of remaining contractual payments due to our cancelled Security Gateway ("SEG") program partner;

•	$0.6 million gain due to the decrease in fair value of the Continuous Computing contingent consideration liability; and

•	$0.6 million net expense for severance and benefits associated with employee restructuring actions.

Restructuring and other charges, net for the six months ended June 30, 2014 include the following:

•
$1.3 million net expense relating to the severance of employees in connection with the previously reported Penang site closure, as well as severance for 14 additional employees, net of reductions resulting from changes in previously estimated amounts for employee severance and associated payroll costs;

•
$1.0 million integrated-related net expense principally associated with asset disposals and personnel overlap resulting from resource consolidation primarily associated with our Penang site closure; and

•	$0.1 million gain due to the decrease in fair value of the Continuous Computing contingent consideration liability.

Restructuring and other charges, net for the six months ended June 30, 2013 include the following:

•	$2.9 million write off of our SEG purchased technology asset due to management's decision to abandon future development of this technology;

•	$1.5 million net gain from the sale of our OS-9 software assets;

•	$1.3 million gain due to the decrease in fair value of the Continuous Computing contingent consideration liability; and

•	$1.2 million net expense for the severance and benefits associated with employee restructuring actions.

Stock-based Compensation Expense

Included within cost of sales, R&D and SG&A are stock-based compensation expenses that consists of amortization of unvested stock options, restricted stock units and employee stock purchase plan ("ESPP") expense. We incurred and recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
Cost of sales	$151	$111	36.0%	$282	$241	17.0%
Research and development	324	234	38.5	553	483	14.5
Selling, general and administrative	985	678	45.3	1,746	1,398	24.9
Total	$1,460	$1,023	42.7%	$2,581	$2,122	21.6%

Stock-based compensation expense increased $0.4 million and $0.5 million for the three and six months ended June 30, 2014 from the comparable periods in 2013 due to increases in LTIP expense. This change was primarily driven by an increase in the Company's stock price on the LTIP award measurement date for the respective tranche in the current year as compared to the prior year.

Non-Operating Expenses

The following table summarizes our non-operating expenses (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
Interest expense	$(345)	$(281)	22.8%	$(632)	$(613)	3.1%
Interest income	1	12	(91.7)	10	23	(56.5)
Other income, net	156	214	(27.1)	326	350	(6.9)
Total	$(188)	$(55)	241.8%	$(296)	$(240)	23.3%

Interest Expense

Interest expense includes interest incurred on our convertible senior notes and our revolving line of credit. The increase in interest expense during the three and six months ended June 30, 2014 from the comparable periods in 2013 is the result of higher interest rates associated with our line of credit which was amended and restated in March 2014. The interest rate on the line of credit was 4.0% at June 30, 2014 and 2.19% at June 30, 2013.

Other Income, Net

For the three months ended June 30, 2014, other income decreased $0.1 million from the comparable periods in 2013 due to unfavorable currency movements against the US Dollar. For the six months ended June 30, 2014, other income was comparable to the same period in 2013.

Income Tax Provision

The following table summarizes our income tax provision (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
Income tax expense	$594	$784	(24.2)%	$1,456	$1,606	(9.3)%

We recorded tax expense of $0.6 million and 1.5 million for the three and six months ended June 30, 2014. Our effective tax rates for the three months ended June 30, 2014 and 2013 were 7.8% and 23.6%. The effective tax rate fluctuation is mainly due to income tax rate differences among the jurisdictions in which pretax income (loss) is generated as well as the impact of valuation allowances against our U.S. and Canadian net deferred tax assets.

Liquidity and Capital Resources

The following table summarizes selected financial information as of the dates indicated (in thousands):

	June 30, 2014	December 31, 2013	June 30, 2013
Cash and cash equivalents	$34,606	$25,482	$33,926
Working capital	23,772	26,920	44,186
Accounts receivable, net	42,091	41,359	45,176
Inventories, net	19,776	25,409	17,338
Accounts payable	34,736	35,081	36,408
Line of credit	10,000	15,000	15,000
2015 convertible senior notes	18,000	18,000	18,000

Cash Flows

As of June 30, 2014, the amount of cash held by our foreign subsidiaries was $9.0 million. It is not our intent to permanently reinvest funds in certain of our foreign entities, and we expect to repatriate cash from these foreign entities on an ongoing basis in future periods. Repatriation of funds from these foreign entities is not expected to result in actual cash tax payments due to the utilization of previously generated operating losses and credits of our U.S. entity.

Cash and cash equivalents increased by $9.1 million to $34.6 million as of June 30, 2014 from $25.5 million as of December 31, 2013. Activities impacting cash and cash equivalents were as follows (in thousands):

	Six Months Ended
	June 30,
	2014	2013
Operating Activities
Net loss	$(18,645)	$(10,669)
Non-cash adjustments	16,487	14,709
Changes in operating assets and liabilities	(3,164)	1,060
Cash provided by (used in) operating activities	(5,322)	5,100
Cash used in investing activities	(1,277)	(2,296)
Cash provided by (used in) financing activities	15,719	(1,914)
Effects of exchange rate changes	4	(146)
Net increase in cash and cash equivalents	$9,124	$744

Cash used in operating activities during the six months ended June 30, 2014 was $5.3 million. For the six months ended June 30, 2014, primary impacts to changes in our working capital consisted of the following:

•	Other receivables increased $7.1 million as the result of the transfer of inventory to our new contract manufacturer for which we expect to be reimbursed during the third quarter of 2014;

•	Inventory decreased by $4.3 million due to the sale of consigned inventory held at our current contract manufacturing partner to our new contract manufacturer; and

•	Deferred revenue increased $4.3 million due primarily to MRF product shipments that have not met revenue recognition criteria.

Cash used in investing activities during the six months ended June 30, 2014 of $1.3 million was associated with capital expenditures.

Cash generated by financing activities during the six months ended June 30, 2014 of $15.7 million is attributable to $20.6 million of cash generated from the issuance of 6.6 million newly issued shares of our common stock. This addition was offset by $5.0 million of cash repayments of our Silicon Valley Bank line of credit.

Line of Credit

Silicon Valley Bank

At the beginning of the first quarter of 2014, we had a $35.0 million secured revolving line of credit agreement (as amended, the "Agreement") with Silicon Valley Bank ("SVB") with a stated maturity date of July 28, 2016. On March 14, 2014, we entered into an amended and restated $25.0 million secured revolving line of credit agreement (as amended, the "2014 Agreement") with SVB that replaces the Agreement and has a stated maturity date of July 28, 2016. On May 30, 2014 the 2014 Agreement was amended to increase the letter of credit sublimit under the secured revolving credit facility from $1,000,000 to $2,000,000. The secured revolving credit facility under the 2014 Agreement is available for cash borrowings and is subject to a borrowing formula based upon eligible accounts receivable less outstanding letters of credit (aggregate letters of credit are not to exceed $2,000,000). Eligible accounts receivable include 80% of U.S and 65% of foreign accounts receivable (80% in certain cases), not greater than 60 days past original invoice date. The interest rate is dependent upon the Company's Liquidity (as defined in the 2014 Agreement) when compared to a pre-determined threshold (the "Liquidity Threshold"), which is defined in the 2014 Agreement as $15.0 million, with the exception of the last month end of each quarter, where it is defined as $20.0 million. Liquidity is calculated under the 2014 Agreement as unrestricted cash plus unused availability on the revolving line of credit; however if the 2015 convertible senior notes are not renewed or refinanced 120 days prior to their maturity date, which is February 15, 2015, Liquidity (for purposes of testing against the Liquidity Threshold) will be reduced by the outstanding principal amount of the 2015 convertible senior notes. The calculation of interest under the 2014 Agreement is as follows:

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

As of June 30, 2014 and December 31, 2013, we had outstanding balances of $10.0 million and $15.0 million under the 2014 Agreement and the Agreement, respectively. At June 30, 2014, we had $14.0 million of total borrowing availability remaining under the Agreement.

On July 9, 2014, we entered into a letter agreement (the "letter agreement") with SVB relating to the amended and restated $25.0 million secured revolving line of credit. The 2014 Agreement includes an Operating Accounts covenant stating that the Company and its subsidiaries may hold no more than $8.0 million in accounts maintained at financial institutions outside of the United States through August 31, 2014. As of June 30, 2014, the amount of cash held by the Company and its subsidiaries in accounts maintained at financial institutions outside of the United States was $9.0 million. Pursuant to the terms of the letter agreement, we obtained a waiver from SVB of the requirement to comply with the Operating Accounts covenant. After giving effect to the waiver, the Company was in compliance with all covenants under the 2014 Agreement.

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

As of June 30, 2014 and December 31, 2013, we had outstanding 2015 convertible senior notes with a face value of $18.0 million. As of June 30, 2014 and December 31, 2013, the fair values of our 2015 convertible senior notes were $17.9 million and $17.8 million, which are based on the most recent quoted prices of our publicly traded debt on each balance sheet date.

Contractual Obligations

Our contractual obligations as of December 31, 2013 are summarized in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations," of the Company's Annual Report on Form 10-K for the year ended December 31, 2013. For the six months ended June 30, 2014, there have been no material changes in our contractual obligations outside the ordinary course of business. As of June 30, 2014, we have agreements regarding foreign currency forward contracts with total contractual values of $9.0 million that mature through 2015.

In addition to the above, we have approximately $3.9 million associated with unrecognized tax benefits. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but do not believe the ultimate settlement of our obligations will materially affect our liquidity.

Off-Balance Sheet Arrangements

We do not engage in any activity involving special purpose entities or off-balance sheet financing.

Liquidity Outlook

At June 30, 2014, our cash and cash equivalents amounted to $34.6 million. We believe that our current cash and cash equivalents combined with the remaining credit available under our line of credit facility will satisfy our expected short and long-term working capital, capital expenditures, and other liquidity requirements associated with our existing business operations and the repayment of the 2015 convertible senior notes. In the second quarter of 2014 we paid down the outstanding balance under the 2014 Agreement with SVB by $5.0 million, resulting in an outstanding balance of $10.0 million at quarter end. We anticipate maintaining covenant compliance throughout the duration of our anticipated borrowing, ensuring our current borrowing level and available borrowing capacity remains available to us.

Critical Accounting Policies and Estimates

We reaffirm our critical accounting policies and use of estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes during the three months ended June 30, 2014 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Based on our policy, we have established a foreign currency exposure management program which uses derivative foreign exchange contracts to address nonfunctional currency exposures. In order to reduce the potentially adverse effects of foreign currency exchange rate fluctuations, we have entered into forward exchange contracts. These hedging transactions limit our exposure to changes in the U.S. Dollar to the Indian Rupee exchange rate, and as of June 30, 2014 the total notional or contractual value of the contracts we held was $9.0 million. These contracts will mature over the next 14 months.

Holding other variables constant, a 10% adverse fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Indian Rupee would require an adjustment of $0.9 million, reversing our Indian Rupee hedge asset as of June 30, 2014, to a liability of $0.2 million. A 10% favorable fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Indian Rupee would result in an adjustment of $0.9 million, increasing our hedge asset as of June 30, 2014 to $1.6 million. We do not expect a 10% fluctuation to have any material impact on our operating results as the underlying hedged transactions will move in an equal and opposite direction. If there is an unfavorable movement in the Indian Rupee relative to our hedged positions this would be offset by reduced expenses, after conversion to the U.S. Dollar, associated with obligations paid for in the Indian Rupee.

Convertible Notes. The fair value of the 2015 convertible senior notes is sensitive to interest rate changes as well as changes in our stock price. Interest rate changes would result in an increase or decrease in the fair value of the 2015 convertible senior notes due to differences between market interest rates and rates in effect at the inception of the obligation. Fluctuations in our stock price would result in an increase or decrease in the fair values of the 2015 convertible senior notes due to the value of the notes derived from the conversion feature. Unless we elect to repurchase our 2015 convertible senior notes in the open market, changes in the fair value of the 2015 convertible senior notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of the 2015 convertible senior notes were $17.9 million and $17.8 million at June 30, 2014 and December 31, 2013.

Item 4. Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

During our most recent fiscal quarter ended June 30, 2014, no change occurred in the Company's "internal control over financial reporting" (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 5. Other Information

On July 9, 2014, the Company entered into a letter agreement (the “letter agreement”) with Silicon Valley Bank (“SVB”) relating to the Company’s amended and restated $25.0 million secured revolving line of credit (the “2014 Agreement”). The 2014 Agreement includes an Operating Accounts covenant stating that the Company and its subsidiaries may hold no more than $8.0 million in accounts maintained at financial institutions outside of the United States through August 31, 2014. As of June 30, 2014, the amount of cash held by the Company and its subsidiaries in accounts maintained at financial institutions outside of the United States was $9.0 million.

Pursuant to the terms of the letter agreement, the Company obtained a waiver from SVB of the requirement to comply with the Operating Accounts covenant. After giving effect to the waiver, the Company was in compliance with all covenants under the 2014 Agreement as of June 30, 2014.

Item 6. Exhibits

(a) Exhibits

Exhibit 10.1
Amendment No. 1 to the Third Amended and Restated Loan and Security Agreement, dated May 30, 2014, between Radisys Corporation and Silicon Valley Bank. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 3, 2014 (SEC File No. 000-26844).

Exhibit 10.2*	Letter Agreement, dated July 9, 2014, between Radisys Corporation and Silicon Valley Bank.
Exhibit 31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADISYS CORPORATION
Dated:	August 6, 2014	By:	/s/ Brian Bronson
Brian Bronson
President and Chief Executive Officer

Dated:	August 6, 2014	By:	/s/ Allen Muhich
Allen Muhich
Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 10.1
Amendment No. 1 to the Third Amended and Restated Loan and Security Agreement, dated May 30, 2014, between Radisys Corporation and Silicon Valley Bank. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 3, 2014 (SEC File No. 000-26844).

Exhibit 10.2*	Letter Agreement, dated July 9, 2014, between Radisys Corporation and Silicon Valley Bank.
Exhibit 31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase

*	Filed herewith