Form 10-Q
period 2014-09-30
RADISYS CORP
filed 2014-11-07
CIK 873044

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	0-26844

RADISYS CORPORATION
(Exact name of registrant as specified in its charter)

OREGON	93-0945232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5435 N.E. Dawson Creek Drive, Hillsboro, OR	97124
(Address of principal executive offices)	(Zip Code)

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

Number of shares of common stock outstanding as of November 4, 2014: 36,480,263

RADISYS CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	$50,805	$54,109	$144,568	$187,725
Cost of sales:
Cost of sales	34,052	37,874	100,551	127,936
Amortization of purchased technology	2,056	2,069	6,165	6,504
Total cost of sales	36,108	39,943	106,716	134,440
Gross margin	14,697	14,166	37,852	53,285
Research and development	7,657	11,456	24,484	35,011
Selling, general and administrative	8,554	10,522	27,103	31,145
Intangible asset amortization	1,260	1,303	3,817	3,911
Restructuring and other charges, net	1,329	2,881	3,444	4,037
Loss from operations	(4,103)	(11,996)	(20,996)	(20,819)
Interest expense	(317)	(300)	(949)	(913)
Other income, net	463	200	799	573
Loss before income tax expense	(3,957)	(12,096)	(21,146)	(21,159)
Income tax expense	512	624	1,968	2,230
Net loss	$(4,469)	$(12,720)	$(23,114)	$(23,389)
Net loss per share:
Basic	$(0.12)	$(0.44)	$(0.68)	$(0.82)
Diluted	$(0.12)	$(0.44)	$(0.68)	$(0.82)
Weighted average shares outstanding:
Basic	36,332	28,931	34,097	28,692
Diluted	36,332	28,931	34,097	28,692

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net loss	$(4,469)	$(12,720)	$(23,114)	$(23,389)
Other comprehensive income (loss):
Translation adjustments loss	(269)	(138)	(106)	(589)
Net adjustment for fair value of hedge derivatives, net of tax	(455)	(233)	152	(881)
Other comprehensive income (loss)	(724)	(371)	46	(1,470)
Comprehensive loss	$(5,193)	$(13,091)	$(23,068)	$(24,859)

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$31,938	$25,482
Accounts receivable, net	43,860	41,359
Other receivables	5,955	2,634
Inventories, net	17,046	25,409
Other current assets	3,230	4,688
Deferred tax assets, net	1,142	1,121
Total current assets	103,171	100,693
Property and equipment, net	10,597	14,854
Intangible assets, net	46,529	56,510
Long-term deferred tax assets, net	2,211	2,686
Other assets	1,330	1,442
Total assets	$163,838	$176,185

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,559	$35,081
Accrued wages and bonuses	4,857	5,547
Deferred revenue	6,124	8,167
Line of credit	10,000	15,000
Convertible senior notes	18,000	—
Other accrued liabilities	8,187	9,978
Total current liabilities	78,727	73,773
Long-term liabilities:
Convertible senior notes	—	18,000
Other long-term liabilities	3,132	3,276
Total long-term liabilities	3,132	21,276
Total liabilities	81,859	95,049
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock — no par value, 100,000 shares authorized; 36,419 and 29,198 shares issued and outstanding at September 30, 2014 and December 31, 2013	333,281	309,370
Accumulated deficit	(252,204)	(229,090)
Accumulated other comprehensive income:
Cumulative translation adjustments	1,625	1,731
Unrealized loss on hedge instruments	(723)	(875)
Total accumulated other comprehensive income	902	856
Total shareholders’ equity	81,979	81,136
Total liabilities and shareholders’ equity	$163,838	$176,185

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(23,114)	$(23,389)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	15,357	16,586
Inventory valuation allowance	2,219	578
Deferred income taxes	940	850
Stock-based compensation expense	3,359	3,761
Write-off of purchased computer software	—	2,868
Net gain from sale of software assets	—	(1,532)
Other	455	(1,370)
Changes in operating assets and liabilities:
Accounts receivable	(2,332)	9,943
Other receivables	(3,312)	395
Inventories	6,179	2,027
Other current assets	1,516	143
Accounts payable	(3,391)	(4,860)
Accrued restructuring	(1,646)	1,233
Accrued wages and other	(1,159)	(1,655)
Deferred revenue	(2,043)	(1,673)
Net cash (used in) provided by operating activities	(6,972)	3,905
Cash flows from investing activities:
Capital expenditures	(1,861)	(4,343)
Proceeds from sale of software assets	—	1,107
Net cash used in investing activities	(1,861)	(3,236)
Cash flows from financing activities:
Borrowings (payments) on line of credit	(5,000)	15,000
Repayment of convertible subordinated notes	—	(16,919)
Proceeds from issuance of common stock	21,081	626
Other financing activities	(551)	(783)
Net cash provided by (used in) financing activities	15,530	(2,076)
Effect of exchange rate changes on cash	(241)	(216)
Net increase (decrease) in cash and cash equivalents	6,456	(1,623)
Cash and cash equivalents, beginning of period	25,482	33,182
Cash and cash equivalents, end of period	$31,938	$31,559
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$917	$1,110
Income taxes	$415	$673
The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Significant Accounting Policies

Radisys Corporation (the “Company” or “Radisys”) has adhered to the accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2013 in preparing the accompanying interim condensed consolidated financial statements. The preparation of these statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Additionally, the accompanying financial data as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method and has not determined the effect of the standard on its ongoing financial reporting.

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

The Company had an obligation ("contingent consideration"), to be paid in cash, related to the acquisition of Continuous Computing Corporation ("Continuous Computing") based on the amount of product royalty revenues to be generated by a specified set of contracts associated with certain of Continuous Computing's products over a period of 36 months after closing which ended during the quarter ended September 30, 2014. The contingent consideration liability was established at the time of acquisition and was evaluated at the end of each reporting period. As the significant inputs used in determining the fair value were unobservable, this liability was classified within Level 3 of the fair value hierarchy.

The fair value of the contingent consideration was determined by calculating the net present value of the expected payments using significant inputs that are not observable in the market, including revenue projections and discount rates consistent with the level of risk of achievement; therefore the Company developed its own assumptions for the expected product royalty revenues generated under the arrangement. The fair value of the contingent consideration was affected most significantly by changes in the amount and timing of the revenue projections. If the revenue projections increased or decreased the fair value of the contingent consideration would increase or decrease accordingly in amounts that will vary based on the timing of the projected revenues and the timing of the expected payments. The 36 month contingent consideration period ended during the quarter ended September 30, 2014 and the remaining liability of $0.3 million recorded at September 30, 2014 represents the final cash payment to be paid in the fourth quarter of 2014 and is recorded in other accrued liabilities on the Condensed Consolidated Balance Sheet at September 30, 2014.

The following table summarizes the fair value measurements for the Company's financial instruments (in thousands):

	Fair Value Measurements as of September 30, 2014
	Total	Level 1	Level 2	Level 3
Cash surrender value of life insurance contracts (A)	$32	$—	$32	$—
Deferred compensation liability (A)	(23)	—	(23)	—
Foreign currency forward contracts	(13)	—	(13)	—
Total	$(4)	$—	$(4)	$—

	Fair Value Measurements as of December 31, 2013
	Total	Level 1	Level 2	Level 3
Cash surrender value of life insurance contracts (A)	$1,866	$—	$1,866	$—
Deferred compensation liability (A)	(1,276)	—	(1,276)	—
Foreign currency forward contracts	(169)	—	(169)	—
Contingent consideration liability	(390)	—	—	(390)
Total	$31	$—	$421	$(390)

(A)    The company terminated its Deferred Compensation Plan in 2013. The distribution of plan assets was substantially completed during the quarter ended September 30, 2014. The remaining balance as of September 30, 2014 is payable in the first quarter of 2015 and is recorded in other accrued liabilities on the Condensed Consolidated Balance Sheet at September 30, 2014.

The following table summarizes our Level 3 activity for the Company's contingent consideration liability (in thousands):

Level 3
Balance at December 31, 2013	$390
Change in estimate	(156)
Payments	—
Accretion	39
Transfer out of level 3 measurement	(273)
Balance at September 30, 2014	$—

The Company records all changes in estimates and accretion on the contingent consideration liability to restructuring and other charges, net in the Condensed Consolidated Statements of Operations. The royalty earning period for Continuous Computing's products was completed during the quarter ended September 30, 2014. The 36 month contingent consideration period ended during the third quarter 2014 and the remaining liability of $0.3 million recorded represents the final cash payment to be paid in the fourth quarter and is recorded in other accrued liabilities on the Condensed Consolidated Balance Sheet at September 30, 2014.

Note 3 — Accounts Receivable and Other Receivables

Accounts receivable consists of sales to the Company's customers which are generally based on standard terms and conditions. Accounts receivable balances consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Accounts receivable, gross	$44,040	$41,707
Less: allowance for doubtful accounts	(180)	(348)
Accounts receivable, net	$43,860	$41,359

As of September 30, 2014 and December 31, 2013, the balance in other receivables was $6.0 million and $2.6 million. Other receivables consisted primarily of non-trade receivables including inventory transferred to the Company's contract manufacturing partners on which the Company does not recognize revenue or receivables for value-added taxes.

Note 4 — Inventories

Inventories consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$12,833	$22,416
Work-in-process	609	1,194
Finished goods	10,330	9,644
	23,772	33,254
Less: inventory valuation allowance	(6,726)	(7,845)
Inventories, net	$17,046	$25,409

The balance of consigned inventory at the Company’s contract manufacturing partner was $4.3 million and $10.3 million at September 30, 2014 and December 31, 2013.

Consigned inventory is held at third-party locations, including the Company's contract manufacturing partner and customers. The Company retains title to the inventory until purchased by the third-party. The Company is contractually obligated to purchase the inventory on consignment from its contract manufacturer for the cost of excess inventory that is purchased as a result of the Company's forecasted demand when there is no alternative use. Consigned inventory, consisting of raw materials and finished goods was $5.7 million and $12.0 million at September 30, 2014 and December 31, 2013.

The Company recorded the following charges associated with the valuation of inventory and the adverse purchase commitment liability (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Inventory, net	$875	$280	$2,219	$1,454
Adverse purchase commitments	378	271	532	403

Note 5 — Restructuring and Other Charges

The following table summarizes the Company's restructuring and other charges as presented in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Employee-related restructuring expenses	$258	$2,916	$1,514	$4,081
Fair value adjustments to Continuous Computing contingent consideration liability	(29)	(395)	(156)	(1,740)
Facility reductions	—	(155)	(6)	(155)
Write off of purchased computer software	—	—	—	2,868
Net gain from sale of OS-9 software assets	—	—	—	(1,532)
Integration-related expenses	728	328	1,671	328
Non-recurring legal expenses	372	187	421	187
Restructuring and other charges, net	$1,329	$2,881	$3,444	$4,037

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

For the three months ended September 30, 2014, the Company recorded the following restructuring charges:

•
$0.3 million net expense relating to the severance of employees in connection with the previously reported Penang site closure, as well as severance for four additional employees, net of reductions resulting from changes in previously estimated amounts for employee severance and associated payroll costs;

•	$0.4 million legal expenses associated with non-operating strategic projects; and

•	$0.7 million integration-related net expense principally associated with asset write-offs and personnel overlap resulting from resource consolidation primarily associated with the Penang site closure.

For the three months ended September 30, 2013, the Company recorded the following restructuring and other charges:

•	$0.2 million gain resulting from the revision of prior sublease assumptions for a previously abandoned facility;

•	$0.3 million integration-related net expense principally associated with asset write-offs, legal fees, and personnel overlap resulting from resource consolidation;

•
$2.9 million net expense for the severance of 154 employees related to Shanghai and Penang site reductions, net of reductions resulting from changes in previously estimated amounts for employee severance and associated payroll costs;

•	$0.2 million legal expenses associated with restructuring actions and non-operating strategic projects; and

•
$0.4 million gain due to the decrease in fair value of the Continuous Computing contingent consideration liability. The Company assessed the fair value of the contingent consideration liability on a quarterly basis, adjusting the liability to fair value based on a detailed analysis of all expected contingent consideration eligible revenues.

For the nine months ended September 30, 2014, the Company recorded the following restructuring and acquisition-related charges:

•
$1.5 million net expense relating to the severance of employees in connection with the previously reported Penang site closure, as well as severance for 18 additional employees, net of reductions resulting from changes in previously estimated amounts for employee severance and associated payroll costs;

•	$1.7 million integration-related net expense principally associated with asset write-offs and personnel overlap resulting from resource consolidation primarily associated with the Penang site closure;

•	$0.4 million legal expenses associated with non-operating strategic projects; and

•	$0.2 million gain due to the decrease in fair value of the Continuous Computing contingent consideration liability.

For the nine months ended September 30, 2013, the Company recorded the following restructuring and acquisition-related charges:

•	$1.5 million net gain from the sale of the Company's OS-9 software assets;

•	$2.9 million expense relating to the write off of the Company's SEG purchased computer software due to management's decision to abandon future development of this technology;

•	$1.7 million gain due to the decrease in fair value of the Continuous Computing contingent consideration liability; and

•
$4.1 million net expense for the severance of 182 employees primarily related to Shanghai and Penang site reductions, net of reductions resulting from changes in previously estimated amounts for employee severance and associated payroll costs.

Accrued restructuring, which is included in other accrued liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, consisted of the following (in thousands):

	Severance, payroll taxes and other employee benefits	Facility reductions	Total
Balance accrued as of December 31, 2013	$1,786	$961	$2,747
Additions	1,620	—	1,620
Reversals	(106)	(6)	(112)
Expenditures	(2,815)	(328)	(3,143)
Balance accrued as of September 30, 2014	$485	$627	$1,112

Of the $1.1 million accrued restructuring at September 30, 2014, $0.5 million is included in other long-term liabilities, with the remaining balance being included in other accrued liabilities on the Condensed Consolidated Balance Sheets.

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

Under the 2014 Agreement, the Company is required to make interest payments monthly. The Company was further required to pay a loan modification fee of $35,000 and a commitment fee equal to $35,000 on July 29, 2014 and will be required to pay the commitment fee annually thereafter. Under the 2014 Agreement the Company is required to pay the higher of actual monthly interest incurred or the interest equivalent of $10.0 million in average monthly borrowings. If the Company terminates the commitment under the 2014 Agreement prior to the maturity date, the Company is required to pay a cancellation fee equal to 1.5% of the commitment under the 2014 Agreement.

The 2014 Agreement requires the Company to make certain representations, warranties and other agreements that are customary in credit agreements of this type. The 2014 Agreement also includes a financial covenant that requires the Company to maintain minimum Liquidity of $10.0 million tested monthly.

As of September 30, 2014 and December 31, 2013, the Company had outstanding balances of $10.0 million and $15.0 million under the 2014 Agreement and the Agreement, respectively. At September 30, 2014, the Company had $14.0 million of total borrowing availability remaining under the 2014 Agreement. At September 30, 2014, the Company was in compliance with all covenants under the 2014 Agreement.

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

As of September 30, 2014 and December 31, 2013, the Company had outstanding 2015 convertible senior notes with a face value of $18.0 million. As of September 30, 2014 and December 31, 2013, the fair values of our 2015 convertible senior notes were $17.9 million and $17.8 million, which are based on the most recent quoted prices of the Company's publicly traded debt on each balance sheet date.

The following table outlines the effective interest rate, contractually stated interest costs, and costs related to the amortization of issuance costs for the Company's 2013 and 2015 convertible senior notes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Effective interest rate of 2013 convertible senior notes	N/A	N/A	N/A	3.73%
Effective interest rate of 2015 convertible senior notes	4.50%	4.50%	4.50%	4.50%
Contractually stated interest costs	$203	$203	$608	$666
Amortization of issuance costs	$11	$11	$32	$50

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

Guarantees and Indemnification Obligations

As permitted under Oregon law, the Company has agreements whereby it indemnifies its officers, directors and certain finance employees for certain events or occurrences while an officer, director or employee is or was serving in such capacity at the request of the Company. The term of the indemnification period is for the officer's, director's or employee's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. To date, the Company has not incurred any costs associated with these indemnification agreements and, as a result, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2014.

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

The following is a summary of the change in the Company's warranty accrual reserve (in thousands):

	Nine Months Ended
	September 30,
	2014	2013
Warranty liability balance, beginning of the period	$3,328	$3,954
Product warranty accruals	1,843	2,295
Utilization of accrual	(2,480)	(2,835)
Warranty liability balance, end of the period	$2,691	$3,414

At September 30, 2014 and December 31, 2013, $2.0 million and $2.6 million of the warranty liability balance was included in other accrued liabilities and $0.7 million and $0.7 million was included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.

Note 9 — Basic and Diluted Net Loss per Share

A reconciliation of the numerator and the denominator used to calculate basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator — Basic
Net loss	$(4,469)	$(12,720)	$(23,114)	$(23,389)
Numerator — Diluted
Net loss	$(4,469)	$(12,720)	$(23,114)	$(23,389)
Interest on convertible notes, net of tax benefit (B)	—	—	—	—
Net loss, diluted	$(4,469)	$(12,720)	$(23,114)	$(23,389)
Denominator — Basic
Weighted average shares used to calculate net loss per share, basic	36,332	28,931	34,097	28,692
Denominator — Diluted
Weighted average shares used to calculate net loss per share, basic	36,332	28,931	34,097	28,692
Effect of escrow shares (A)	—	—	—	—
Effect of convertible notes (B)	—	—	—	—
Effect of dilutive restricted stock units (C)	—	—	—	—
Effect of dilutive stock options (C)	—	—	—	—
Weighted average shares used to calculate net loss per share, diluted	36,332	28,931	34,097	28,692
Net loss per share
Basic	$(0.12)	$(0.44)	$(0.68)	$(0.82)
Diluted	$(0.12)	$(0.44)	$(0.68)	$(0.82)

(A)
For the three months ended September 30, 2014 there were no remaining contingently issuable shares outstanding. For the nine months ended September 30, 2013, 20,000 contingently issuable shares were excluded from the calculation as their effect would have been anti-dilutive.

(B)
For each of the three months ended September 30, 2014 and 2013, 2.1 million as-if converted shares associated with the Company's convertible senior notes were excluded from the calculation as their effect would have been anti-dilutive. For the nine months ended September 30, 2014 and 2013, 2.1 million and 2.3 million as-if converted shares associated with the Company's convertible senior notes were excluded from the calculation as their effect would have been anti-dilutive.

(C)	For the three and nine months ended September 30, 2014 and 2013, the following equity awards, by type, were excluded from the calculation, as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Stock options	3,005	3,561	3,005	3,561
Restricted stock units	172	376	172	376
Performance based restricted stock units (D)	284	1,678	284	1,678
Total equity award shares excluded	3,461	5,615	3,461	5,615

(D)
Shares under the Long-Term Incentive Plan ("LTIP") are presented based on attainment of 100% of the performance goals being met. The LTIP provides for the grants of awards payable in shares of common stock upon the achievement of performance goals set by the Company's Compensation and Development Committee. In addition to the performance conditions, the awards contain market-based multipliers based on the average price of the Company's common stock thirty days prior to the end of each semi-annual performance period. The maximum multiplier for a given semi-annual performance period is 2.75x the original grant and overall achievement is limited to a maximum of 2.5x of the target award over the entire performance period. Based on this formula, the maximum number of shares that could be earned was 0.6 million and 1.5 million for the three months ended September 30, 2014 and 2013.

Note 10 — Income Taxes

The Company's effective tax rate for the three months ended September 30, 2014 differs from the statutory rate due to a full valuation allowance provided against its United States (“U.S.”) net deferred tax assets, a partial valuation allowance against Canadian deferred tax assets, and taxes on foreign income that differ from the U.S. tax rate. The Company’s effective tax rate for the three months ended September 30, 2013 differs from the statutory rate due the full valuation allowance provided against its U.S. net deferred tax assets, Canadian research and experimental development claims, and taxes on foreign income that differ from the U.S. tax rate.

The Company utilizes the asset and liability method of accounting for income taxes. The Company records deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon the Company's review of all positive and negative evidence, including its three year U.S. cumulative pre-tax book loss and taxable loss, it concluded that a full and a partial valuation allowance should continue to be recorded against its U.S. and Canadian net deferred tax assets at September 30, 2014. In certain other foreign jurisdictions, where the Company does not have cumulative losses or other negative evidence, the Company had net deferred tax assets of $3.4 million and $3.8 million at September 30, 2014 and December 31, 2013. In the future, if the Company determines that it is more likely than not that it will realize its U.S. and Canadian net deferred tax assets, it will reverse the applicable portion of the valuation allowance and recognize an income tax benefit in the period in which such determination is made.

The Company did not provide for new uncertain tax positions during the three months ended September 30, 2014. The ending balance for the unrecognized tax benefits was approximately $3.8 million at September 30, 2014. The related interest and penalties were $0.5 million and $0.3 million. The uncertain tax positions that are reasonably possible to decrease in the next twelve months are insignificant.

The Company is currently under tax examination in India. The periods covered under examination are the Company's financial years 2006 through 2008 and 2010 through 2011. The examination is in various stages of appellate proceedings and all material uncertain tax positions associated with the examination have been taken into account in the ending balance of the unrecognized tax benefits at September 30, 2014. As of September 30, 2014, the Company is not under examination by tax authorities in any other jurisdictions.

Note 11 — Stock-based Compensation

The following table summarizes awards granted under the Radisys Corporation 2007 and LTIP Stock Plans (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Stock options	25	1,253	94	1,746
Restricted stock units	—	75	92	82
Performance based restricted stock awards (A)	—	95	172	131
Total	25	1,423	358	1,959

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

Stock-based compensation was recognized and allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cost of sales	$44	$167	$326	$408
Research and development	131	361	684	844
Selling, general and administrative	603	1,111	2,349	2,509
Total	$778	$1,639	$3,359	$3,761

Note 12 — Hedging

The Company’s activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates. The Company manages these risks through the use of forward exchange contracts, designated as foreign-currency cash flow hedges, in an attempt to reduce the potentially adverse effects of foreign currency exchange rate fluctuations that occur in the normal course of business. As such, the Company’s hedging activities are employed solely for risk management purposes. All hedging transactions are conducted with, in the opinion of management, financially stable and reputable financial institutions. As of September 30, 2014 and December 31, 2013, the only hedge instruments executed by the Company are associated with its exposure to fluctuations in the Indian Rupee, which result from obligations such as payroll and rent paid in this currency.

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

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives are expected to remain highly effective in future periods. For the three and nine months ended September 30, 2014 and 2013 and for the year ended December 31, 2013, the Company had no hedge ineffectiveness.

During the three and nine months ended September 30, 2014, the Company entered into 18 new foreign currency forward contracts with a notional value of $11.6 million. During the three and nine months ended 2013, the Company entered into 21 and 33 new foreign currency forward contracts with total notional contractual values of $10.3 million and $12.8 million.

 A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments designated as cash flow hedges at September 30, 2014 is as follows (in thousands):

	Contractual/ Notional Amount	Condensed Consolidated Balance Sheet Classification	Estimated Fair Value
Type of Cash Flow Hedge			Asset	(Liability)
Foreign currency forward exchange contracts	$17,372	Other accrued liabilities	$—	$(13)

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

There were no ineffective hedges for the three and nine months ended September 30, 2014 and 2013. The following table summarizes the effect of derivative instruments on the consolidated financial statements as a loss as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cost of sales	$25	$169	$138	$347
Research and development	41	233	228	335
Selling, general and administrative	21	43	118	119
Total	$87	$445	$484	$801

The following is a summary of changes to comprehensive income (loss) associated with the Company's hedging activities (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Beginning balance of unrealized loss on forward exchange contracts	$(268)	$(1,413)	$(875)	$(765)
Other comprehensive loss before reclassifications	(542)	(678)	(332)	(1,682)
Amounts reclassified from other comprehensive income	87	445	484	801
Other comprehensive income (loss)	(455)	(233)	152	(881)
Ending balance of unrealized loss on forward exchange contracts	$(723)	$(1,646)	$(723)	$(1,646)

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

Generally, the Company's customers are not the end-users of its products. The Company ultimately derives revenues from the following four product groups (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
ATCA Platforms	$20,736	$27,744	$66,894	$94,284
Software-Solutions	11,620	9,563	29,861	33,824
COM Express and Rackmount Server	15,923	13,380	39,840	42,225
Other Products	2,526	3,422	7,973	17,392
Total revenues	$50,805	$54,109	$144,568	$187,725

Revenues by geographic area were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
United States	$17,476	$21,205	$52,207	$77,333
Other North America	254	770	1,957	1,856
China	7,172	8,890	22,152	23,681
Japan	3,339	6,751	13,221	25,207
Other Asia Pacific	10,792	3,616	19,025	16,323
Asia Pacific ("APAC")	21,303	19,257	54,398	65,211
Netherlands	7,861	5,416	19,030	14,377
Other EMEA	3,911	7,461	16,976	28,948
Europe, the Middle East and Africa (“EMEA”)	11,772	12,877	36,006	43,325
Foreign Countries	33,329	32,904	92,361	110,392
Total	$50,805	$54,109	$144,568	$187,725

Long-lived assets by geographic area are as follows (in thousands):

	September 30, 2014	December 31, 2013
Property and equipment, net
United States	$4,899	$7,421
Other North America	733	942
China	2,685	3,396
Other APAC	36	185
Total APAC	2,721	3,581
India	2,241	2,893
Other EMEA	3	17
Total EMEA	2,244	2,910
Foreign Countries	5,698	7,433
Total property and equipment, net	$10,597	$14,854

Intangible assets, net
United States	$46,529	$56,474
Other North America	—	36
Total intangible assets, net	$46,529	$56,510

The following customers accounted for more than 10% of the Company's total revenues:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Nokia Solutions and Networks	13.0%	20.7%	16.5%	19.5%
Philips Medical	18.7%	11.6%	16.4%	N/A
An Indian Carrier	10.6%	N/A	N/A	N/A
NEC	N/A	N/A	N/A	10.4%

The following customers accounted for more than 10% of accounts receivable:
	September 30, 2014	December 31, 2013
Nokia Solutions and Networks	10.0%	20.7%
Philips Medical	18.8%	N/A
An Indian Carrier	14.8%	N/A

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

Overview

Radisys Corporation (NASDAQ: RSYS) is a provider of wireless infrastructure solutions to the telecom market. Our Media Resource Function ("MRF"), T-Series platform products and Trillium software, coupled with an expert professional services organization, enable our customers to bring high-value products and services to the communications market faster and with lower investment and risk. By leveraging our communications expertise, we are also able to deliver our products and capabilities into adjacent markets such as aerospace and defense. These products are targeted throughout the telecommunication network from the Radio Access Network ("RAN") to the Evolved Packet Core ("EPC") to the IP Multimedia Subsystem ("IMS") and include the following:

•
MRF media processing products, which can be purchased either as a complete system based on our T-Series ATCA platform (MPX-12000) or as virtualized Software MRF when our customers choose to leverage other processing platforms, are designed into the IMS core of telecom networks and provide the necessary media processing capabilities required as service providers deploy applications such as audio conferencing, Voice over Long-Term Evolution ("VoLTE"), Voice over WiFi (“VoWifi”), Rich Communications Services (“RCS”) and Web Real-Time Communication ("WebRTC") based services including audio and video conferencing;

•
T-Series ATCA and Network Appliance products provide the platforms necessary to control and move data in the core of the telecom network enabling network elements within the EPC as well as providing a platform for applications such as Deep Packet Inspection ("DPI") and policy management. When these products are combined with our professional service organization of network experts, we believe our technology enables our customers to bring to market solutions such as intelligent gateways (security, femto, and LTE gateways), intelligent switches and load balancers, at a cost and time to market advantage when compared to internally developed alternatives;

•
Trillium software is the protocol foundation for a nearly complete optimized application that enables the communication linkage between end user wireless devices and the small cell base stations mobile carriers utilize to optimize radio access spectrum utilization and coverage in both the 3G and LTE networks. Our focus is in providing the software to enable 3G and LTE operator-controlled and low-power wireless base stations that provide improved cellular coverage, capacity and applications for homes and enterprises as well as metropolitan and rural public places (known as small cells, femtocells, enterprise femtocells, picocells and metrocells). We leverage our Trillium technology to enable small cell applications in adjacent markets such as aerospace and defense as well as manufacturing and test.

Third Quarter 2014 Summary

Revenues for the three and nine months ended September 30, 2014 declined primarily as a result of prior business decisions to exit certain product lines, certain products reaching end of life and an overall softening in the market demand for our audio conferencing products within our Software-Solutions product line. Additionally, continued delays in the deployment of next generation wireless network elements, specifically VoLTE and small cell base stations, combined with later than expected wireless spectrum release in certain geographies, have adversely affected our ability to offset the aforementioned revenue declines. We have seen these trends stabilize as represented by our flattening ATCA product group revenue of $20.7 million, $23.0 million, $23.2 million and $22.3 million over the last four quarters sequentially. Additionally, despite these challenges, third quarter 2014 revenue increased $0.8 million sequentially from the second quarter 2014 from $50.0 million to $50.8 million and net loss per share decreased sequentially from $0.23 to $0.12 per share. This was primarily a result of a $1.2 million increase in our Software-Solutions product group revenues that resulted from the recognition of previously deferred MRF product shipments in support of VoLTE deployments by a large Asian carrier. Additionally, COM Express and Rackmount Server product group revenues increased $2.4 million as the result of increased shipments of end of life products. We expect fourth quarter revenue to be between $47 million and $53 million and net loss per share to range from $0.13 to $0.02.

Management's continued focus on driving efficiencies has resulted in meaningful operating expense reductions, with combined R&D and SG&A expense reductions of $5.8 million, or 26.2%, and $14.6 million, or 22.0%, for the three and nine months ended September 30, 2014 when compared to the same periods in 2013. We expect R&D and SG&A expense to approximate $16.0 million in the fourth quarter 2014. In addition, during the third quarter of 2014 we substantially completed the transition to our new contract manufacturing partner in Shenzhen. This transition has eliminated site redundancies and, when combined with reduced product cost, is expected to result in approximately $6 million of annualized gross profit savings as we exit 2014. Additionally, this transition has enabled us to reduce our inventory levels on September 30, 2014 to $17.0 million from $25.4 million on December 31, 2013.

The following is a summary-level comparison of the three months ended September 30, 2014 and 2013:

•
Revenues decreased $3.3 million to $50.8 million for the three months ended September 30, 2014 from $54.1 million for the three months ended September 30, 2013. Software-Solutions products revenue increased $2.1 million primarily due to the recognition of previously deferred MRF shipments in support of a customer's VoLTE application. Specifically, we experienced revenue growth of $5.5 million in our targeted VoLTE MRF products primarily as a result of shipments to a large Asian carrier. This increase was offset by an $2.3 million decrease due primarily to audio conferencing and other non-VoLTE application market softness within the Software-Solutions products group. COM Express and Rackmount Server product group revenue increased $2.5 million and primarily resulted from last time buy activity as certain products in this product group reached end of life. Our ATCA product group revenue declined $7.0 million primarily due to 2013 network deployments that were not repeated in the current year.

•
Our gross margin increased 270 basis points ("bps") in the three months ended September 30, 2014 to 28.9% from 26.2% of revenue in the three months ended September 30, 2013. Increased revenues from our higher margin Software-Solutions products accounted for approximately 210 bps of the increase. Additionally, a claim against a vendor on faulty components reduced third quarter 2014 cost of sales, resulting in a 110 bps increase. Finally, the overall decline in revenue and its negative impact on fixed cost absorption resulted in a 150 bps decrease.

•
R&D expense decreased $3.8 million to $7.7 million for the three months ended September 30, 2014 from $11.5 million for the three months ended September 30, 2013. The expense decrease is attributable to our second half 2013 restructuring efforts including the consolidation of our Shanghai and Penang development sites in our Shenzhen development that enabled the reduction of redundant salary and temporary help.

•
SG&A expense decreased $2.0 million to $8.6 million for the three months ended September 30, 2014 from $10.5 million for the three months ended September 30, 2013. This decrease was primarily the result of payroll, commissions, and facility expense reductions that resulted from our restructuring activities and closures of our Shanghai, Penang and Dublin sites.

•
Cash and cash equivalents on September 30, 2014 increased $6.4 million to $31.9 million from $25.5 million on December 31, 2013. We raised $20.6 million in cash as a result of a follow-on public offering of our common stock during the first quarter of 2014. This increase was offset by the consumption of $7.0 million of cash used in operations (including $3.1 million in cash restructuring payments) and $1.9 million of capital expenditures. Further, during the second quarter of 2014 we repaid $5.0 million in debt that was previously outstanding under our Silicon Valley Bank line of credit.

Comparison of the Three and Nine Months Ended September 30, 2014 and 2013

Results of Operations

The following table sets forth certain operating data as a percentage of revenues for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales:
Cost of sales	67.0	70.0	69.6	68.2
Amortization of purchased technology	4.0	3.8	4.2	3.4
Total cost of sales	71.0	73.8	73.8	71.6
Gross margin	29.0	26.2	26.2	28.4
Research and development	15.1	21.2	16.9	18.7
Selling, general, and administrative	16.8	19.4	18.7	16.6
Intangible asset amortization	2.5	2.5	2.5	2.0
Restructuring and other charges, net	2.6	5.3	2.4	2.2
Loss from operations	(8.0)	(22.2)	(14.3)	(11.1)
Interest expense	(0.6)	(0.6)	(0.7)	(0.5)
Other income, net	0.9	0.4	0.5	0.3
Loss before income tax expense	(7.7)	(22.4)	(14.5)	(11.3)
Income tax expense	1.0	1.1	1.4	1.2
Net loss	(8.7)%	(23.5)%	(15.9)%	(12.5)%

Revenues

The following table sets forth our revenues by product group for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change
ATCA Platforms	$20,736	$27,744	(25.3)%	$66,894	$94,284	(29.1)%
Software-Solutions	11,620	9,563	21.5	29,861	33,824	(11.7)
COM Express and Rackmount Server	15,923	13,380	19.0	39,840	42,225	(5.6)
Other Products	2,526	3,422	(26.2)	7,973	17,392	(54.2)
Total revenues	$50,805	$54,109	(6.1)%	$144,568	$187,725	(23.0)%

Revenues in the ATCA product group decreased $7.0 million for the three months ended September 30, 2014 from the comparable period in 2013. This was the result of a $3.3 million decrease in revenues from a North American customer due to a network deployment that was completed in 2013. Additionally, we experienced a $3.2 million decrease in revenues from Japanese customers as a result of LTE deployments that were substantially completed in the second half of 2013.

Revenues in the ATCA product group decreased $27.4 million for the nine months ended September 30, 2014 from the comparable period in 2013. This was the result of a $13.7 million decrease in revenues from North American customers due to fewer current year network deployments that were substantially completed in the first half of 2013. Additionally, Asia Pacific revenues decreased $12.6 million due to LTE deployments in Japan that were substantially completed in the second half of 2013.

Revenues in the Software-Solutions product group increased $2.1 million for the three months ended September 30, 2014 from the comparable period in 2013 due to the recognition of previously deferred MRF product shipments associated with VoLTE deployments by a large Asian carrier.

Revenues in the Software-Solutions product group decreased $4.0 million for the nine months ended September 30, 2014 from the comparable period in 2013. We experienced revenue growth of $7.2 million in our targeted VoLTE MRF products primarily as a result of shipments to a large Asian carrier. This increase was offset by an $8.8 million decrease due primarily to audio conferencing and other non-VoLTE application market softness during the first three quarters of 2014 when compared to the same time period in 2013. Additionally, Trillium revenues decreased by $1.7 million primarily due to decreases in license revenue as 4G customers are now in network deployment phases, which, when complete, is expected to drive future Trillium royalty revenue.

Revenues in the COM Express and Rackmount Server product group increased $2.5 million for the three months ended September 30, 2014 from the comparable period in 2013 as the result of a $3.2 million increase in sales to a top five customer due primarily to last time buy activity. This increase was offset by a net decrease of $0.7 million from other customers as a result of our strategic decision to manage for cash the value-line of our COM Express modules.

Revenues in the COM Express and Rackmount Server product group decreased $2.4 million for the nine months ended September 30, 2014 from the comparable period in 2013 as the result of our strategic decision to manage for cash the value-line of our COM Express modules. The decline was offset by a $7.4 million increase in sales to a top five customer primarily as a result of last time buy activities.

Revenues in the Other Products product group decreased $0.9 million and $9.4 million for the three and nine months ended September 30, 2014 from the comparable periods in 2013. The decline in revenues was expected by management as these hardware-centric products trend towards end of life and our largest customer continues to transition to next-generation network elements.

Revenue by Geography

The following tables outline overall revenue dollars and the percentage of revenues, by geographic region, for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change
North America	$17,730	$21,975	(19.3)%	$54,164	$79,189	(31.6)%
Asia Pacific	21,303	19,257	10.6	54,398	65,211	(16.6)
Europe, the Middle East and Africa ("EMEA")	11,772	12,877	(8.6)	36,006	43,325	(16.9)
Total	$50,805	$54,109	(6.1)%	$144,568	$187,725	(23.0)%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
North America	34.9%	40.6%	37.5%	42.2%
Asia Pacific	41.9	35.6	37.6	34.7
EMEA	23.2	23.8	24.9	23.1
Total	100.0%	100.0%	100.0%	100.0%

North America. Revenues from the North America region decreased $4.2 million and $25.0 million for the three and nine months ended September 30, 2014 from the comparable periods in 2013. Revenues from our ATCA product group decreased $2.1 million and $13.7 due to inconsistent order patterns of a top North American customer who was acquiring hardware in 2013 to support a project to be deployed in 2014. COM Express and Rackmount Server product group sales decreased $0.6 million and $5.8 million as the result of our strategic decision to manage for cash the value-line of our COM Express modules. In addition, our Software-Solutions product group sales decreased $2.1 million and $5.4 million due primarily to audio conferencing and other non-VoLTE application market softness during the first three quarters of 2014 when compared to the same time period in 2013.

Asia Pacific. Revenues from the Asia Pacific region increased $2.0 million for the three months ended September 30, 2014 from the comparable period in 2013 and decreased $10.8 million for the nine months ended September 30, 2014 from the comparable period in 2013. Revenues relating to a Japanese LTE deployment decreased $3.2 million and $11.0 million for the three and nine months ended September 30, 2014 as these projects were substantially completed by the end of 2013.

EMEA. Revenues from the EMEA region decreased $1.1 million and $7.3 million for the three and nine months ended September 30, 2014 from the comparable periods in 2013 due to $0.6 million and $8.4 million decreases from our Other Products product group as these hardware-centric products trend towards end of life and our largest customer continues to transition to next-generation network elements. This decline was partially offset by a $4.9 million increase in sales for the three and nine months ended September 30, 2014 from the comparable periods in 2013 to a top five customer primarily as a result of last time buys.

We currently expect continued fluctuations in the revenue contribution from each geographic region. Additionally, we expect non-U.S. revenues to remain a significant portion of our revenues.

Gross Margin

The following table summarizes our cost of sales and gross margin for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change
Cost of Sales	$34,052	$37,874	(10.1)%	$100,551	$127,936	(21.4)%
Amortization of Purchased Technology	2,056	2,069	(0.6)	6,165	6,504	(5.2)
Total Cost of Sales	$36,108	$39,943	(9.6)	$106,716	$134,440	(20.6)
Gross Margin	28.9%	26.2%	10.3%	26.2%	28.4%	(7.7)%

Gross margin as a percentage of revenues increased 270 bps for the three months ended September 30, 2014 from the comparable period in 2013. Increased revenues of higher margin Software-Solutions products accounted for approximately 210 bps of the increase. Additionally, a vendor claim on faulty components reduced third quarter 2014 cost of sales, resulting in a 110 bps increase. Finally, the overall decline in revenue and its negative impact on fixed cost absorption resulted in a 150 bps decrease.

Gross margin as a percentage of revenues decreased 220 bps for the nine months ended September 30, 2014 from the comparable periods in 2013. Decreased revenues of higher margin Software-Solutions products accounted for approximately 150 bps of the change. Additionally, the overall decline in revenue and its negative impact on fixed cost absorption accounted for 190 bps of the decrease. These decreases were offset by a $2.0 million vendor claim on faulty components, reducing cost of sales and resulting in a 90 bps increase.

Operating Expenses

The following table summarizes our operating expenses for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change
Research and development	$7,657	$11,456	(33.2)%	$24,484	$35,011	(30.1)%
Selling, general and administrative	8,554	10,522	(18.7)	27,103	31,145	(13.0)
Intangible asset amortization	1,260	1,303	(3.3)	3,817	3,911	(2.4)
Restructuring and other charges, net	1,329	2,881	(53.9)	3,444	4,037	(14.7)
Total	$18,800	$26,162		$58,848	$74,104

Research and Development

R&D expenses consist primarily of personnel costs, product development costs, and related equipment expenses. R&D expenses decreased $3.8 million and $10.5 million for the three and nine months ended September 30, 2014 from the comparable periods in 2013. The expense decrease is attributable to our restructuring efforts in the second half of 2013, which included the consolidation of our Shanghai and Penang development sites in our Shenzhen development that enabled the reduction of redundant salary and temporary help expense of $2.1 million and $6.1 million for the three and nine months ended September 30, 2014 from the comparable periods in 2013. R&D headcount decreased year over year at September 30, 2014 from 439 to 417. Additionally facility rent and overhead expenses decreased $0.2 million and $0.4 million from the comparable periods in 2013.

Selling, General, and Administrative

SG&A expenses consist primarily of salary, commissions, bonuses and benefits for sales, marketing and administrative personnel, as well as professional service providers and the costs of other general corporate activities. SG&A expenses decreased $2.0 million and $4.0 million for the three and nine months ended September 30, 2014 from the comparable periods in 2013. Restructuring efforts in the second half of 2013 drove headcount reductions and contributed to a decrease in salary expense of $1.0 million and $2.7 million for the three and nine months ended September 30, 2014 when compared to the same periods in 2013. SG&A headcount on September 30, 2014 decreased year over year from to 191 to 168. Additionally, commission expense decreased $0.1 million and $0.9 million for the three and nine months ended September 30, 2014 from the comparable periods in 2013 as a result of lower attainment of our revenue-based commission plan. Further, stock compensation decreased $0.5 million and $0.2 million for the three and nine months ended September 30, 2014 from the comparable periods in 2013 primarily as a result of a decrease in our stock price and changes in objective attainment estimates, both of which resulted in lower long term incentive plan (“LTIP”) equity award expense in the current year as compared to the prior year.

Intangible Asset Amortization

Intangible asset amortization for the three and nine months ended September 30, 2014 was comparable with the same periods in 2013 due to routine amortization of acquired intangible assets. During the quarter ended September 30, 2014, we analyzed our long-lived assets for impairment and concluded there that there was none.

Restructuring and Other Charges, Net

Restructuring and other charges, net includes expenses associated with restructuring activities and other non-recurring gains and losses which are not indicative of our ongoing business operations. We evaluate the adequacy of the accrued restructuring charges on a quarterly basis. As a result, we record reversals to the accrued restructuring in the period in which we determine that expected restructuring and other obligations are less than the amounts accrued.

The increase in restructuring and other charges, net for the three and nine months ended September 30, 2014 from the comparable periods in 2013 is primarily due to restructuring actions associated with our Shanghai and Penang development site closures.

Restructuring and other charges, net for the three months ended September 30, 2014 include the following:

•
$0.3 million net expense relating to the severance of employees in connection with the previously reported Penang site closure, as well as severance for four additional employees, net of reductions resulting from changes in previously estimated amounts for employee severance and associated payroll costs;

•	$0.4 million legal expenses associated with non-operating strategic projects; and

•	$0.7 million integration-related net expense principally associated with asset write-offs and personnel overlap resulting from resource consolidation primarily associated with our Penang site closure.

Restructuring and other charges for the three months ended September 30, 2013 include the following:

•	$0.3 million integration-related net expense principally associated with asset write-offs and personnel overlap resulting from resource consolidation primarily associated with our Penang site closure;

•	$0.2 million gain resulting from the revision of prior sublease assumptions for a previously abandoned facility;

•	$0.2 million legal expenses associated with a non-operating strategic project;

•
$0.4 million gain due to the decrease in fair value of the Continuous Computing contingent consideration liability. We assessed the fair value of the contingent consideration liability on a quarterly basis, adjusting the liability to fair value based on a detailed analysis of all expected contingent consideration eligible revenues; and

•	$2.9 million net expense for severance and benefits associated with employee restructuring actions.

Restructuring and other charges, net for the nine months ended September 30, 2014 include the following:

•
$1.5 million net expense relating to the severance of employees in connection with the previously reported Penang site closure, as well as severance for 18 additional employees, net of reductions resulting from changes in previously estimated amounts for employee severance and associated payroll costs;

•	$1.7 million integrated-related net expense principally associated with asset write-offs and personnel overlap resulting from resource consolidation primarily associated with our Penang site closure;

•	$0.4 million legal expenses associated with non-operating strategic projects; and

•	$0.2 million gain due to the decrease in fair value of the Continuous Computing contingent consideration liability.

Restructuring and other charges, net for the nine months ended September 30, 2013 include the following:

•	$2.9 million write off of our SEG purchased technology asset due to management's decision to abandon future development of this technology;

•	$1.5 million net gain from the sale of our OS-9 software assets;

•	$1.7 million gain due to the decrease in fair value of the Continuous Computing contingent consideration liability; and

•	$4.1 million net expense for the severance and benefits associated with employee restructuring actions.

Stock-based Compensation Expense

Included within cost of sales, R&D and SG&A are stock-based compensation expenses that consists of the amortization of unvested stock options, restricted stock units and employee stock purchase plan ("ESPP") expense. We incurred and recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change
Cost of sales	$44	$167	(73.7)%	$326	$408	(20.1)%
Research and development	131	361	(63.7)	684	844	(19.0)
Selling, general and administrative	603	1,111	(45.7)	2,349	2,509	(6.4)
Total	$778	$1,639	(52.5)%	$3,359	$3,761	(10.7)%

Stock-based compensation expense decreased $0.9 million and $0.4 million for the three and nine months ended September 30, 2014 from the comparable periods in 2013. Expense associated with LTIP performance stock awards decreased $0.4 million and $0.3 million primarily as a result of a decrease in the Company's stock price and changes in objective attainment estimates both of which resulted in lower LTIP equity awards expense in the current year as compared to the prior year. Expense associated with restricted stock awards also decreased $0.2 million and $0.4 million due to a reduction in restricted stock awards granted since the third quarter of 2012.

Non-Operating Expenses

The following table summarizes our non-operating expenses (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change
Interest expense	$(317)	$(300)	5.7%	$(949)	$(913)	3.9%
Interest income	15	1	1,400.0	25	24	4.2
Other income, net	448	199	125.1	774	549	41.0
Total	$146	$(100)	(246.0)%	$(150)	$(340)	(55.9)%

Interest Expense

Interest expense includes interest incurred on our convertible senior notes and our revolving line of credit. The balance and interest rate on the line of credit was $10.0 million and 4.0% at September 30, 2014 compared to $15 million and 2.18% at September 30, 2013.

Other Income, Net

For the three and nine months ended September 30, 2014, other income increased $0.2 million from the comparable periods in 2013 primarily due to a life insurance benefit of $0.4 million that was realized in the third quarter of 2014. This income was offset primarily by unfavorable Indian Rupee exchange rates against the US Dollar.

Income Tax Provision

The following table summarizes our income tax provision (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change
Income tax expense	$512	$624	(17.9)%	$1,968	$2,230	(11.7)%

We recorded tax expense of $0.5 million and 2.0 million for the three and nine months ended September 30, 2014. Our effective tax rates for the three months ended September 30, 2014 and 2013 were 12.9% and 5.2%. The effective tax rate fluctuation is mainly due to income tax rate differences among the jurisdictions in which pretax income (loss) is generated as well as the impact of valuation allowances against our U.S. and Canadian net deferred tax assets.

Liquidity and Capital Resources

The following table summarizes selected financial information as of the dates indicated (in thousands):

	September 30, 2014	December 31, 2013	September 30, 2013
Cash and cash equivalents	$31,938	$25,482	$31,559
Working capital	24,444	26,920	36,199
Accounts receivable, net	43,860	41,359	42,496
Inventories, net	17,046	25,409	26,221
Accounts payable	31,559	35,081	36,619
Line of credit	10,000	15,000	15,000
2015 convertible senior notes	18,000	18,000	18,000

Cash Flows

As of September 30, 2014, the amount of cash held by our foreign subsidiaries was $7.9 million. It is not our intent to permanently reinvest funds in certain of our foreign entities, and we expect to repatriate cash from these foreign entities on an ongoing basis in future periods. Repatriation of funds from these foreign entities is not expected to result in actual cash tax payments due to the utilization of previously generated operating losses and credits of our U.S. entity.

Cash and cash equivalents increased by $6.4 million to $31.9 million as of September 30, 2014 from $25.5 million as of December 31, 2013. Activities impacting cash and cash equivalents were as follows (in thousands):

	Nine Months Ended
	September 30,
	2014	2013
Operating Activities
Net loss	$(23,114)	$(23,389)
Non-cash adjustments	22,330	21,741
Changes in operating assets and liabilities	(6,188)	5,553
Cash provided by (used in) operating activities	(6,972)	3,905
Cash used in investing activities	(1,861)	(3,236)
Cash provided by (used in) financing activities	15,530	(2,076)
Effects of exchange rate changes	(241)	(216)
Net increase in cash and cash equivalents	$6,456	$(1,623)

Cash used in operating activities during the nine months ended September 30, 2014 was $7.0 million. For the nine months ended September 30, 2014, primary impacts to changes in our working capital consisted of the following:

•	Other receivables increased $3.3 million as the result of the sale of inventory to our new contract manufacturer for which we expect to be reimbursed during the fourth quarter of 2014;

•	Inventory decreased by $6.2 million due to the sale of inventory to our new contract manufacturer; and

•	Accounts payable decreased $3.4 million due to increased payments made to our contract manufacturing partners;

•	Accrued restructuring decreased $1.6 million due primarily to payments made for employee-related restructuring activities; and

•	Deferred revenue decreased $2.0 million due primarily to MRF product shipments that have met revenue recognition criteria.

Cash used in investing activities during the nine months ended September 30, 2014 of $1.9 million was associated with capital expenditures.

Cash generated by financing activities during the nine months ended September 30, 2014 of $15.5 million is attributable to $20.6 million of cash generated from the issuance of 6.6 million newly issued shares of our common stock which was partially offset by paying down the Silicon Valley Bank line of credit by $5.0 million.

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

Under the 2014 Agreement, we are required to make interest payments monthly. We were further required to pay a loan modification fee of $35,000 and a commitment fee equal to $35,000 on July 29, 2014 and will be required to pay the commitment fee annually thereafter. Under the 2014 Agreement we are required to pay the higher of actual monthly interest incurred or the interest equivalent of $10.0 million in average monthly borrowings. If we terminate the commitment under the 2014 Agreement prior to the maturity date, we are required to pay a cancellation fee equal to 1.5% of the commitment under the 2014 Agreement.

The 2014 Agreement requires us to make certain representations, warranties and other agreements that are customary in credit agreements of this type. The 2014 Agreement also includes a financial covenant that requires us to maintain minimum Liquidity of $10.0 million tested monthly.

As of September 30, 2014 and December 31, 2013, we had outstanding balances of $10.0 million and $15.0 million under the 2014 Agreement and the Agreement. At September 30, 2014, we had $14.0 million of total borrowing availability remaining under the Agreement. At September 30, 2014, we were in compliance with all covenants under the 2014 Agreement.

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

As of September 30, 2014 and December 31, 2013, we had outstanding 2015 convertible senior notes with a face value of $18.0 million. As of September 30, 2014 and December 31, 2013, the fair values of our 2015 convertible senior notes were $17.9 million and $17.8 million, which are based on the most recent quoted prices of our publicly traded debt on each balance sheet date.

Contractual Obligations

Our contractual obligations as of December 31, 2013 are summarized in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations," of the Company's Annual Report on Form 10-K for the year ended December 31, 2013. For the nine months ended September 30, 2014, there have been no material changes in our contractual obligations outside the ordinary course of business. As of September 30, 2014, we have agreements regarding foreign currency forward contracts with total contractual values of $17.4 million that mature through 2015.

In addition to the above, we have approximately $3.4 million associated with unrecognized tax benefits. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but do not believe the ultimate settlement of our obligations will materially affect our liquidity.

Off-Balance Sheet Arrangements

We do not engage in any activity involving special purpose entities or off-balance sheet financing.

Liquidity Outlook

At September 30, 2014, our cash and cash equivalents amounted to $31.9 million. We believe that our current cash and cash equivalents combined with the remaining credit available under our line of credit facility will satisfy our expected short and long-term working capital, capital expenditures, and other liquidity requirements associated with our existing business operations and the repayment of the 2015 convertible senior notes. We anticipate maintaining covenant compliance throughout the duration of our anticipated borrowing, ensuring our current borrowing level and available borrowing capacity remains available to us.

Critical Accounting Policies and Estimates

We reaffirm our critical accounting policies and use of estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes during the three months ended September 30, 2014 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Based on our policy, we have established a foreign currency exposure management program which uses derivative foreign exchange contracts to address nonfunctional currency exposures. In order to reduce the potentially adverse effects of foreign currency exchange rate fluctuations, we have entered into forward exchange contracts. These hedging transactions limit our exposure to changes in the U.S. Dollar to the Indian Rupee exchange rate, and as of September 30, 2014 the total notional or contractual value of the contracts we held was $17.4 million. These contracts will mature over the next 20 months.

Holding other variables constant, a 10% adverse fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Indian Rupee would require an adjustment of $1.8 million, increasing our Indian Rupee hedge asset as of September 30, 2014, to a liability of $1.8 million. A 10% favorable fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Indian Rupee would result in an adjustment of $1.7 million, reversing our hedge liability as of September 30, 2014 to a $1.7 million asset. We do not expect a 10% fluctuation to have any material impact on our operating results as the underlying hedged transactions will move in an equal and opposite direction. If there is an unfavorable movement in the Indian Rupee relative to our hedged positions this would be offset by reduced expenses, after conversion to the U.S. Dollar, associated with obligations paid for in the Indian Rupee.

Convertible Notes. The fair value of the 2015 convertible senior notes is sensitive to interest rate changes as well as changes in our stock price. Interest rate changes would result in an increase or decrease in the fair value of the 2015 convertible senior notes due to differences between market interest rates and rates in effect at the inception of the obligation. Fluctuations in our stock price would result in an increase or decrease in the fair values of the 2015 convertible senior notes due to the value of the notes derived from the conversion feature. Unless we elect to repurchase our 2015 convertible senior notes in the open market, changes in the fair value of the 2015 convertible senior notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of the 2015 convertible senior notes were $17.9 million and $17.8 million at September 30, 2014 and December 31, 2013.

Item 4. Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

During our most recent fiscal quarter ended September 30, 2014, no change occurred in the Company's "internal control over financial reporting" (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 5. Other Information

In October 2014, the Nominating and Governance Committee conducted a review of the Company’s bylaws and recommended several changes to the Company’s bylaws to enhance governance, promote transparency, and provide for a more efficient use of the resources of the Company. On November 7, 2014, the Board of Directors of the Company adopted the Second Amended and Restated Bylaws (the “Restated Bylaws”), which amend and restate the Company’s existing Amended and Restated Bylaws. The Restated Bylaws:

•	Clarify that notices and proxies may be given or delivered by electronic transmission.

•
Require that, for shareholder nominations of individuals for election as directors and other shareholder proposals to be brought before an annual meeting of shareholders, other than pursuant to Rules 14a-8 and 14a-11 under the Exchange Act, notice of such nominations or proposals generally must be submitted not later than 90 days and not earlier than 120 days prior to the one-year anniversary of the preceding year's annual meeting, except that for shareholder nominations of individuals for election as directors and other shareholder proposals to be brought before an annual meeting of shareholders that is convened more than 30 days prior to or delayed by more than 60 days after the anniversary of the preceding year’s annual meeting, or if no annual meeting was held in the preceding year, and for shareholder nominations of individuals for election as directors to be brought before a special meeting of shareholders, notice of such nominations or proposals must be submitted not earlier than the 120th day prior to the date of such meeting and not later than the later of the 90th day before such meeting or, if the first public announcement of the date of such meeting is less than 100 days prior to the date of such meeting, the 10th day following the day on which public announcement of the date of such meeting is first made, unless given by a shareholder who made a demand for meeting, in which case notice of such nomination must be submitted concurrently with delivery of a shareholder’s demand for a meeting. Under the Bylaws in effect prior to the Restated Bylaws, for shareholder nominations and other shareholder proposals to be brought before an annual meeting, notice of nominations or other proposals would have been required to be submitted not less than 50 days nor more than 75 days prior to the date of the annual meeting, unless the notice of such meeting or public disclosure of the date of the meeting had been given to shareholders less than 65 days prior to the meeting, in which case notice of shareholder nominations or other proposals would have been required to be submitted not later than the 10th day following the earlier of the date on which notice of the meeting was mailed or public disclosure was made and, for shareholder nominations of individuals for election as directors to be brought before a special meeting, notice of such nomination would have been required to be submitted not later than the 10th day following the date on which the notice of the special meeting was mailed, unless given by a shareholder who made a demand for meeting, in which case notice of such nomination would have been required to be submitted concurrently with delivery of a shareholder’s demand for a meeting.

•
Expand upon the information that a shareholder must submit in connection with giving advance notice of nomination of an individual for election as a director and other shareholder proposals, including additional information about the nominee(s) and, in relation to the shareholder giving notice and each beneficial owner of shares of the Company on whose behalf the nomination or proposal is made, the shareholder or beneficial owner’s direct or indirect ownership interests in the Company, including ownership of derivative securities.

In addition to the amendments described above, the Restated Bylaws made various clarifications, technical corrections, and non-substantive changes.

The forgoing description is a summary and is qualified in its entirety by reference to the full text of the Restated Bylaws attached hereto as Exhibit 3.1 and incorporated herein.

Item 6. Exhibits

(a) Exhibits

Exhibit 3.1*	Second Amended and Restated Bylaws.
Exhibit 10.1*	Employment Agreement, dated March 9, 2010, by and between Radisys Corporation and Grant Henderson.
Exhibit 31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADISYS CORPORATION
Dated:	November 7, 2014	By:	/s/ Brian Bronson
Brian Bronson
President and Chief Executive Officer

Dated:	November 7, 2014	By:	/s/ Allen Muhich
Allen Muhich
Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1*	Second Amended and Restated Bylaws.
Exhibit 10.1*	Employment Agreement, dated March 9, 2010, by and between Radisys Corporation and Grant Henderson.
Exhibit 31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase

*	Filed herewith