Form 10-K/A
period 2014-12-31
RADISYS CORP
filed 2015-04-29
CIK 873044

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
Number of shares of common stock outstanding as of April 28, 2015: 36,721,875
DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this "Amendment") amends Radisys Corporation's (the "Company") Annual Report on Form 10-K for the fiscal year ended December 31, 2014, originally filed with the Securities and Exchange Commission (the "SEC") on February 27, 2015 (the "Original Filing"). We are filing this Amendment to include the information required by Part III of Form 10-K, which was not included in the Original Filing because we planned to include such information in a definitive Proxy Statement. However, we will not file a definitive Proxy Statement with the SEC within 120 days after the end of our fiscal year ended December 31, 2014. Accordingly, such information is included in our Form 10-K by this Amendment.
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

RADISYS CORPORATION
FORM 10-K/A

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Board of Directors

Our Board of Directors currently consists of six members. The directors are elected at the annual meeting of shareholders to serve until the next annual meeting and until their successors are elected and qualified.

Set forth in the table below is the name, age and position with the Company of each of our directors. Additional information about each of the directors is provided below the table and in "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters." There are no family relationships among our directors and executive officers.

Name	Age	Position
C. Scott Gibson	62	Chairman of the Board
Brian Bronson	43	Director, President and Chief Executive Officer
Hubert de Pesquidoux	49	Director
M. Niel Ransom	65	Director
Lorene K. Steffes	69	Director
Vincent H. Tobkin	63	Director

C. Scott Gibson has served as a Director since June 1993 and as Chairman of our Board of Directors since October 2002. From January 1983 through February 1992, Mr. Gibson co-founded and served as Chief Financial Officer and Senior VP of Operations, then Executive VP and Chief Operating Officer and finally President and Co-Chief Executive Officer of Sequent Computer Systems, Inc. (“Sequent”), a computer systems company. Before co-founding Sequent, Mr. Gibson served as General Manager, Memory Components Operation, at Intel Corporation. Since March 1992, Mr. Gibson has been a director to high technology companies as his full time occupation. Mr. Gibson serves on the boards of several other companies and non-profit organizations, including Qorvo, Inc., Pixelworks, Inc., NW Natural, and non-profits St. Johns Medical Center, and Community Foundation of Jackson Hole. During the past five years, Mr. Gibson was previously a director of Triquint Semiconductor, Inc. and Verigy, Pty. Each of the boards of directors of the public companies for which Mr. Gibson serves as an audit committee member has determined that he is an "audit committee financial expert" as that term is defined by the rules and regulations of the SEC. Mr. Gibson holds a B.S.E.E. and a M.B.A. from the University of Illinois.

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

Hubert de Pesquidoux has served as Director since April 2012. Mr. de Pesquidoux is a former senior executive of Alcatel-Lucent SA, with a 19-year career until 2009. His last position was Chief Financial Officer of Alcatel-Lucent and President of its Enterprise Business Group. Mr. de Pesquidoux was also previously a member of the Alcatel Executive Committee and held various executive positions including President and Chief Executive Officer of Alcatel North America, Chief Executive Officer of Alcatel Canada (formerly Newbridge Networks) and Chief Financial Officer of Alcatel USA. Mr. de Pesquidoux has served as Chairman of the Board for Tekelec. Mr. de Pesquidoux is currently Executive Partner at Siris Capital, a private equity firm focused on making control investments in data/telecom, technology and technology-enabled business service companies in North America. He is the Chairman of the Audit Committee and member of the board of Directors of Sequans Communications S.A, Mavenir Systems, and Criteo SA as well as a member of the Board of Directors of TNS. He is also a member of the UPMC Information Technology Board of Visitors, which advises UPMC on matters generally related to information technology strategy, acquisition and implementation. Mr. de Pesquidoux holds a master's degree in Law, is a graduate of Sciences Po Paris (Finance and Economics) and holds a DESS in International Affairs from Paris Dauphine University.

We believe that Mr. de Pesquidoux' qualifications to serve as director include his over 20 years of experience of financial and operational management in the telecommunications industry in the U.S., Canada and Europe. This experience gives Mr. de Pesquidoux a deep understanding of the high technology industry both on the service provider side and the large to small enterprise side, including knowledge relating to sales and marketing, R&D, finance, IT and supply chain. As an Executive Partner at Siris Capital, Mr. de Pesquidoux brings to the board additional financial and technical expertise. His experience on boards of other companies within our industry, including his former Chairman position at Tekelec, further augment his range of knowledge and understanding of Corporate Governance providing experience on which he can draw while serving as a member of our Board. He also qualifies as an "audit committee financial expert" from his experience as a Chief Financial Officer of a large public company and his professional qualifications which give him enhanced expertise to assist the Board with its financial oversight function.

M. Niel Ransom has served as a Director since August 2010. Mr. Ransom is a principal of Ransomshire Associates, Inc., an advisory firm he founded in 2005. He also serves as a board member of Cyan Inc., a provider of packet-optical transport platforms; Polatis, a provider of high performance optical switch solutions in optical communications; and MultiPhy, a provider of integrated circuits for high-speed optical communications, and Saguna Networks, a provider of mobile edge computing solutions. During the last five years, Mr. Ransom was previously a director of ECI Telecom, a provider of networking infrastructure equipment and Applied Micro, a processor and communication device manufacturer. Previously, as worldwide CTO of Alcatel and a member of its Executive Committee, he was responsible for research, corporate strategy, intellectual property and R&D investment. Prior to that, he directed Alcatel's access and metro optical business in North America. Earlier in his career, he directed the Advanced Technology Systems Center at BellSouth and various development and applied research organizations in voice and data switching at Bell Laboratories. He holds a Ph.D. in electrical engineering from the University of Notre Dame, BSEE and MSEE degrees from Old Dominion University, and an MBA from the University of Chicago.

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

Vincent H. Tobkin has served as a Director since May 2012. Mr. Tobkin is a senior advisor, retired director and global telecom/technology practice leader of Bain & Company, serving from 1992 to 2009. He joined Bain & Company after serving as a general partner and a founder of Sierra Ventures in 1984. He was a partner and consultant with McKinsey and Company from 1976 to 1984. Mr. Tobkin was previously a director and Chairman of Tellabs. Mr. Tobkin holds J.D. and M.B.A. degrees from Harvard University and S.B. and S.M. degrees from the Massachusetts Institute of Technology.

We believe that Mr. Tobkin's qualifications to serve as a director include his vast knowledge of the telecommunications industry and business practices, which will assist the Board and management in focusing on executing strategy. He has public company board experience and has advised public companies and their executives throughout most of his career.

Executive Officers

Set forth in the table below is the name, age and position with the Company of each of our executive officers:

Name	Age	Position
Brian Bronson	43	President and Chief Executive Officer
Stephen Collins	51	Vice President, Global Sales
Grant Henderson	50	Vice President, MediaEngine and Corporate Marketing
Jonathan Wilson	32	Chief Financial Officer

See Brian Bronson's biography above.

Stephen Collins joined us in September 2013 as Vice President, Global Sales. Before joining Radisys, Mr. Collins was the Vice President, Americas Sales with Sonus Networks from 2007 to 2013 where he managed and directed all aspects of the Americas sales organization. Mr. Collins holds a B.A. in Economics from the University of Virginia.

Grant Henderson joined us in September 2006 as Vice President, Product Marketing. He was named an executive officer in January 2014 and is currently our Vice President, MediaEngine and Corporate Marketing. Before joining Radisys, Mr. Henderson was Co-Founder and Executive Vice President of Marketing and Strategy at Convedia Corporation from 2000 to 2006 where he was responsible for the company's marketing, business development and product strategy. He has also held marketing and product management positions at Newbridge Networks, Bell Canada and Telecom Canada/Stentor and has published papers in IEEE Multimedia and IEEE's International Conference on Multimedia Computing and Systems. In addition, he holds a U.S. patent related to IP media processing. Mr. Henderson holds a B.Sc in Computer Science from McMaster University in Canada and has completed postgraduate work at the University of Ottawa.

Jonathan Wilson joined us in May 2011 as our Assistant Corporate Controller. In February 2015, he was named our Chief Financial Officer, VP of Finance and Secretary. Prior to his being named as our Chief Financial Officer, Mr. Wilson held the position of our Director of Finance where he was responsible for the corporate financial planning and analysis, sales operations, tax, treasury and legal functions. He was also previously our Corporate Controller where he held broad responsibilities which included leading the global accounting organization, SEC reporting, and corporate compliance functions. Prior to joining us, Mr. Wilson practiced as a Certified Public Accountant with the accounting firm KPMG where he worked from August 2005 to May 2011, focused on serving publicly listed software and high tech manufacturing clients. Mr. Wilson holds a B.S. degree in Accounting from Linfield College.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics applicable to each of our directors, officers, employees and agents, including our Chief Executive Officer, Chief Financial Officer, Controller or persons performing similar functions. Our Code of Ethics is available on our website at www.radisys.com under Company/Investors/Corporate Governance.

Director Nomination Process

The Nominating and Governance Committee (the "Nominating Committee") has a policy with regard to consideration of director candidates recommended by shareholders. The Nominating Committee will consider nominees recommended by our shareholders holding no less than 10,000 shares of our common stock continuously for at least 12 months prior to the date of the submission of the recommendation. A shareholder that desires to recommend a candidate for election to our Board of Directors shall direct his or her recommendation in writing to Radisys Corporation, Attention: Corporate Secretary, 5435 NE Dawson Creek Drive, Hillsboro, Oregon 97124. The recommendation must include the candidate's name, home and business contact information, detailed biographical data and qualifications, information regarding any relationships between us and the candidate within the last three years and evidence of the recommending shareholder's ownership of our common stock. In addition, the recommendation shall also contain a statement from the recommending shareholder in support of the candidate, professional references, particularly within the context of those relevant to membership on our Board of Directors, including issues of character, judgment, diversity, age, independence, expertise, corporate experience, length of service, other commitments and the like, personal references and a written indication by the candidate of his or her willingness to serve, if elected. On April 14, 2015, the Company announced that the Nominating Committee had commenced a search for a new director candidate with target customer contacts and technical expertise to help accelerate the Company’s new FlowEngine product strategy.

Audit Committee Matters

We maintain an Audit Committee consisting of Hubert de Pesquidoux as Chairman, C. Scott Gibson and Lorene K. Steffes. All of the members of the Audit Committee are “independent directors” within the meaning of the Nasdaq listing standards and Rule 10A-3 of the Exchange Act. In addition, our Board of Directors has determined that two members of the Audit Committee, Hubert de Pesquidoux and C. Scott Gibson, qualify as “audit committee financial experts” as defined by the SEC in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act and are independent within the meaning of Rule 10A-3 of the Exchange Act. Mr. de Pesquidoux qualifies as an audit committee financial expert by virtue of his long service in a number of senior executive positions over 20 years at Alcatel-Lucent and its subsidiaries, including Chief Executive Officer, President and Chief Financial Officer. Mr. de Pesquidoux also serves on the audit committees of Sequans Communications S.A. and Mavenir Systems. Additionally, Mr. de Pesquidoux holds a master's degree in business law from Nancy Law University, is a graduate of the Institute for Political Studies (Sciences Po Paris) with a master's degree in Economics and Finance and holds a master's degree in International Finance from Paris Dauphine University. C. Scott Gibson qualifies as an audit committee financial expert by virtue of his service on our audit committee since 1993, the audit committee of Pixelworks, Inc. since 2002, the audit committee of Qorvo, Inc. since 1992 and past service on the audit committees of Inference Corp., Integrated Measurement Systems and Verigy, Pty. Additionally, Mr. Gibson received an M.B.A. in Finance from the University of Illinois in 1976 and served as CFO and Senior VP of Operations for Sequent Computer Systems from 1983 to 1984. Further, from 1985 to 1988, the CFO of Sequent Computer Systems reported to Mr. Gibson. Mr. Gibson has significant audit committee educational experience, including speaking at several KPMG audit committee forums. Our Audit Committee assists our Board of Directors in fulfilling its oversight responsibilities relating to corporate accounting, our reporting practices and the quality and integrity of our financial reports; oversight of audit and financial risk; compliance with law and the maintenance of our ethical standards; and the effectiveness of our internal controls. The full responsibilities of our Audit Committee are set forth in its charter, a copy of which can be found on our website at www.radisys.com under Company/Investors/Corporate Governance. Our Audit Committee met nine times in the last fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our outstanding common stock to file with the SEC reports of changes in ownership of the common stock of the Company held by such persons. Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file under this regulation. To the Company's knowledge, based solely on a review of the copies of the reports received by the Company during and with respect to fiscal year 2014 and on written representations of certain reporting persons, no director, executive officer or beneficial owner of more than 10% of the outstanding common stock of the Company failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act.

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

Item 11.    Executive Compensation

Executive Officer Compensation
Executive Compensation Discussion and Analysis (CD&A)

Radisys Corporation (the “Company”) made significant progress in the continued transformation of its business throughout 2014. The Company returned to non-GAAP profitability in the second half of 2014, announced key strategic decisions to increase focus on its growing high margin Software-Systems product lines while also narrowing the Embedded Products and Hardware Services efforts to only those key customers with the volume, profitability profile and strategic fit that will enable desired levels of profitability and cash generation. The Company believes these changes will lead to non-GAAP profitability throughout 2015, enable 10% to 20% growth in 2015 Software-Systems segment revenue and ultimately return the overall company to profitable revenue growth and increased shareholder value.

The Company continued to experience legacy revenue challenges throughout 2014 as carriers have evolved the manner in which they deploy assets in support of next generation telecommunications networks and other supported customer applications. Specifically, audio conferencing applications have begun to utilize existing network infrastructure to compete against over-the-top (OTT) applications or have begun leveraging cloud based assets to deliver customer audio conferencing solutions. Both of these trends have reduced the demand for our high margin audio conferencing assets. Additionally, increased capabilities of generic compute power have shifted telecommunications equipment purchases away from application specific hardware to generic cloud based architectures that leverage standards-based technologies which adversely affected demand for our ATCA products. These trends resulted in revenue challenges that adversely impacted 2014 financial performance. In response to these trends, management has defined and been executing a strategic and operational plan focused in the following areas:

•	FlowEngine products that optimize the efficient distribution of data processing through standards based architectures such as SDN and NFV.

•	MediaEngine products that leverage our media processing capabilities in the VoLTE market as carriers seek to enable voice and enhanced service capabilities in LTE networks.

•	CellEngine products that enable carriers to optimize both wireless coverage and spectrum utilization in both 3G and LTE networks.

•	Embedded Products which focuses only on those customers with the volume, profitability profile and strategic fit that will ensure desired levels of profitability and cash generation.

Over the last two years ending December 31, 2014, the Company explored a number of strategic alternatives to unlock shareholder value.  This included a sale of the whole Company and the sale of one or more product lines or business units. The various processes did not result in an outcome that would be reasonably likely to provide greater shareholder value than the current and potential value of the Company.  As of January 1, 2015, the Company concluded the last process and the Board and management are now 100% focused on executing the strategic plan announced in a Form 8-K on February 3, 2015.

The Compensation & Development Committee (the “Committee”) believes the continued progress by the executive team in driving the above strategic initiatives led to improved second half 2014 financial performance and has positioned the Company for continued improvement in 2015. Therefore, in order to more closely align to the Company’s strategic direction and shareholder interests, and to retain and motivate essential executive team members necessary to complete the strategic transformation, the Committee critically reviewed all aspects of the executive compensation program and significantly shifted the approach for 2015. The resulting program maintains competitive base pay levels, aligns short term incentive compensation to the achievement of Software-Systems revenue growth and Embedded Products cash flows, and aligns long term equity incentive targets to the achievement of certain levels of stock price appreciation. Each element of the 2015 executive compensation program is further discussed in the appropriate section to provide more clarity.

Compensation Philosophy

As the Company progressed through the strategic transformation process, the Committee maintained a strong pay-for-performance philosophy that is competitive with other similarly sized technology companies. In addition, the Committee set clear guiding principles for executive compensation programs to ensure strategic alignment with the business direction with a focus on building shareholder value, providing motivation and incentive for stretch performance and retention and simplicity of plan designs. The Company's executive compensation programs are designed to reflect the following key objectives:

•
To attract and retain executives needed to achieve the Company's business objectives. This objective is achieved through no less than annual reviews of executive total compensation and benefit programs to ensure market competitiveness.

•
To substantially link executive compensation with the achievement of near-term operating plans. This is achieved through variable compensation programs which are directly aligned to key operating goals such as Software-Systems revenue growth and levels of full Company profitability/cash flow.

•
To provide the opportunity for additional variable compensation through the achievement of longer-term strategic objectives and the creation of shareholder value. This is achieved through the issuance of awards under equity-based compensation programs and includes the use of performance-based shares with vesting dimensions tied to stock price appreciation.

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

Pay for Performance

The Company targets to deliver above market compensation for above market company performance and below market compensation for below market company performance, resulting in executive compensation increasing or decreasing based on the overall performance of the Company. When determining the targets for executive variable compensation, the Committee selects metrics that it believes are most closely tied to the market’s expectation of both near-term financial objectives and those strategic goals necessary for long-term success. In 2014, variable cash compensation was contingent upon the achievement of non-GAAP operating income targets, while performance-based equity vesting was dependent upon achievement of key strategic objectives that the Committee believes are fundamental in preparing the Company for financial success in 2015 and beyond.

The link between pay and performance is highlighted by the trends in the Chief Executive Officer's compensation below. The Chief Executive Officer's total actual and potential compensation (sum of annual base pay, variable cash compensation earned, actual equity awards released/outstanding, and Long-Term Incentive Plan (as amended and restated, the “LTIP”) awards has generally been reflective of stock price over the last five years. More than 50% of the Chief Executive Officer's compensation has been tied to Company performance for the periods presented below. The overall increase in CEO pay in 2013 over 2012 is primarily due to the achievement of 2013 strategic initiatives that has led to improved second half 2014 financial performance and that we expect will continue to positively affect the financial results of the company in 2015 and beyond.

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

“LTIP” - means the value of Long-Term Incentive Plan (as amended and restated) awards which are designed to be paid when the indicated performance targets are achieved within the applicable performance periods. Such value is the value at year-end of the shares earned and released under the plan during 2013 and 2014.

“Stock Price” - means the closing stock price on the last day of the calendar year.

For a comparison of the Company stock performance relative to the NASDAQ Composite and other composites at the end of each calendar year, please refer to the table below.

Section II: Elements of Executive Compensation

The following table outlines elements of direct compensation of executives in 2014 and how it aligns with the Company's philosophy and business strategy.

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

The Company no longer provides executives with indirect compensation.
Executives are provided with the same benefit options as those provided to other employees in the same location. The U.S. based employee benefit program includes medical, dental and vision plans, an Employee Stock Purchase Plan (“ESPP”), a 401(k) plan, tuition reimbursement, life insurance and short and long-term disability coverage.

During 2013, the Board of Directors approved the termination of the Radisys Corporation Deferred Compensation Plan (the “Deferred Compensation Plan”), including in respect of deferrals of compensation under the Deferred Compensation Plan prior to January 1, 2005 (such portion of the Deferred Compensation Plan, the “Grandfathered Plan”).  The Deferred Compensation Plan (other than in respect of the Grandfathered Plan) was terminated effective August 31, 2013 and the Grandfathered Plan was terminated effective September 1, 2014.  The distribution of plan assets and participant balances began in September 2014 and continued through January 2015.  Participants with an account balance in the Grandfathered Plan were paid out in the form designated by the participant at the time of deferral.  All other account balances under the Deferred Compensation Plan were paid out in a lump sum in September 2014.

See "Narrative Disclosure Describing Material Factors - 2014 Nonqualified Deferred Compensation Plan Table" under Summary Compensation Table for additional information regarding the termination of the Deferred Compensation Plan.

Executives do not receive any special perquisites such as club memberships, pension plans, automobile allowances or dwellings for personal use. Relocation packages to newly hired executives and other newly hired employees are defined within the Company's hiring policy and are based on standard market practices for executive-level relocation.

Section III: Compensation Determinations

2014 Individual Compensation Changes - In January 2014, the Committee approved compensation changes for Mr. Henderson in conjunction with his increased scope of role of Vice President of Marketing and Product Management.

In December 2014, in conjunction with the annual merit review process for North America employees and the annual executive compensation review process, the Committee approved a compensation adjustment to base pay and variable compensation targets for Mr. Muhich.

The table below reflects approximate compensation market percentiles1 of each compensation element for each Named Executive Officer (“NEO”).

Named Executive Officer [2]	Last Pay Change Date	Base Salary	Target Variable (% of Pay) [3]	Target Total Cash Comp	Actual Total Cash Comp	Comments
Brian Bronson, Chief Executive Officer	June 2013	50th	50th	50th - 75th	<25th	Merit adjustment effective June 1, 2013
Allen Muhich, Chief Financial Officer [4]	July 2014	25th	50th	25th - 50th	<25th	Variable incentive change effective July 1, 2014
	December 2014	25th	50th	25th - 50th	<25th	Merit increase effective December 8, 2014
Stephen Collins, Vice President, Global Sales	September 2013	25th - 50th	25th - 50th [5]	25th - 50th	<25th	Vice President, Global Sales hired September 30, 2013
Keate Despain, Vice President & GM [6]	January 2014	50th - 75th	75th	50th - 75th	<25th	Role change to Vice President, Business Development January 1, 2014
Grant Henderson, Vice President, MediaEngine & Corporate Marketing	January 2014	50th	50th	50th	<25th	Increased scope of role effective January 17, 2014

1 Market percentiles are approximate based on 2014 benchmark data as further explained in Section IV below.
2 Reflects January 2014 job title.
3 Target Variable excludes the targeted supplemental incentive described under Short-Term Incentive Plans below.
4 Mr. Muhich was no longer an executive officer as of February 17, 2015, and he resigned from the Company effective March 6, 2015.
5 Mr. Collins receives a portion of his Target Variable pay under the Company's Variable compensation Plan and a portion under the Sales Incentive Plan.
6 Mr. Despain was no longer an executive officer as of January 17, 2014 and his employment ceased on February 6, 2015.

Short-Term Incentive Plans

The 2014 Variable Compensation Plan was designed to support the Company's pay for performance philosophy and motivate and compensate executives for the achievement of planned profitability and other pre-approved management by objective (“MBO”) goals. To meet its stated philosophy, the Committee utilized non-GAAP operating income targets as the primary measure by which to establish variable compensation funding. Actual non-GAAP operating income achievement against those targets determined 2014 funding with over or under achievement resulting in higher or lower funding based upon a pre-established linear relationship, subject to the Committee’s discretion to increase or decrease funding. In addition, a minimum level of non-GAAP operating income, or threshold, for 2014 was required to be met to begin funding.

The 2014 non-GAAP operating income target (which would have resulted in 100% variable compensation funding) was set at $9.9 million with a threshold (below which there would be $0 variable compensation funding) of $6.2 million and a maximum (at which would result in 200% variable compensation funding) target of $14.4 million.  Actual 2014 non-GAAP operating results generated a loss of $3.7 million due to the material decline in legacy product revenues, below the pre-determined threshold level, and therefore $0 variable compensation funding was earned and no payments were made to management.

The table below summarizes the 2014 Variable Compensation Plan payout for each NEO.

	Actual Payout 2014
Named Executive Officer	Payout	% Attainment
Brian Bronson	$0	0%
Allen Muhich	$0	0%
Stephen Collins	$0	0%
Keate Despain	$0	0%
Grant Henderson	$0	0%

The 2015 Variable Compensation Plan is reflective of the Committee’s continued desire to align management compensation with the achievement of metrics that are believed to most closely align with shareholder interests.  Subject to the Committee’s discretion to adjust awards, the 2015 Variable Compensation Plan will fund 100% per quarter based upon the achievement of post-variable compensation cash flow from the Company’s Embedded Products and Hardware Services operating segment with the opportunity to earn variable compensation beginning in the second quarter of 2015.  A threshold for each quarterly payout has been set below which $0 funding is available, and a maximum of 125% funding is available.  The following table summarizes the threshold, target and maximum Embedded Products and Hardware Services post-variable compensation cash flow objectives and the corresponding management variable compensation opportunity.

Embedded Products - Cash Flow ($ in millions)
	Q1	Q2	Q3	Q4	2015
Threshold	$2.50	$3.00	$2.25	$2.25	$10.00
% Payout		20%	20%	20%

Target	$3.70	$4.60	$3.40	$3.30	$15.00
% Payout		100%	100%	100%

Maximum	$4.60	$5.75	$4.25	$4.15	$18.75
% Payout		125%	125%	125%

Further, and again subject to the Committee’s discretion to adjust awards, an additional 75% of management’s variable compensation target will be funded based upon the achievement of 2015 Software-Systems operating segment revenue growth in the first half of 2015 and the second half of 2015 and paid semi-annually in August 2015 and February 2016.  The following schedule summarizes the threshold, target and maximum Software-Systems revenue objectives and the corresponding management variable compensation opportunity.

Software-Systems - Revenue ($ in millions)
	1st Half 2015	2nd Half 2015	2015
Threshold	$18.50	$22.50	$41.00
% Payout	20%	20%

Target	$20.50	$27.50	$48.00
% Payout	100%	100%

Maximum	$21.50	$28.50	$50.00
% Payout	125%	125%

Taken together, management has the opportunity to earn 150% of their annual variable compensation target; 50% through the achievement of post-variable compensation cash flow objectives for Q2 through Q4 of 2015 Embedded Products and Hardware Services and 50% through the achievement of maximum revenue objectives for Q2 through Q4 of 2015 Software-

Systems. Additionally, on April 9, 2015, the Committee exercised its discretion to award a variable compensation payout at 25% of the quarterly target amount because the Company significantly exceeded the performance targets for the first quarter of 2015 that would have been in effect if the plan had been adopted at the beginning of the year.

A Sales Incentive Plan was in place for Mr. Collins for 2014. The sales incentive plan makes up 50% of his total target incentive compensation, the other 50% was eligible to be earned via the Variable Compensation Plan (as described above).

Mr. Collins’ 2014 sales incentive plan quota targets were established by the Committee as follows: 50% for the achievement against a Company revenue quota of $220 million and 50% against the achievement of Trillium Software-Solutions bookings of $24 million and overall Company design win points of 180, which are aligned with the high end of market expectations for the Company in each of these areas. Mr. Collin’s overall sales incentive plan payout for 2014 was at 81% attainment. Softness in Embedded Products design win performance was partially offset by above plan MediaEngine design win performance.

Named Executive Officer	Actual 2014 Sales Incentive Plan Payout	% Attainment
Stephen Collins	$73,285	81%

In 2015, Mr. Collins variable compensation opportunity will be funded in accordance with the 2015 variable compensation plan described above.

Long-Term Incentive Plans

Equity continues to be a substantial component of the Company’s compensation strategy and is intended to attract, retain and motivate key talent to achieve the Company's strategic objectives. In support of these strategic objectives, a combination of performance and time-based shares are utilized.
Annual Equity Refresher - There was no annual refresher grant implemented in 2014.

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
First half 2013 performance targets were weighted one third each between aggressive new product delivery milestones required to meet customer roadmaps, design win achievement levels and operational objectives that were focused on improving overall working capital levels. Second half 2013 performance targets were weighted 50% on meeting stretch market penetration and new product delivery milestones required to meet customer roadmaps and 50% on meeting the Company’s aggressive cost reduction milestones as well as cash generation targets.
The performance results and corresponding payout for each performance period measurement date based upon these objectives are illustrated below. Each quarterly award cliff vested through 2014, one calendar year after the performance period measurement date, assuming the participant was actively employed as of the vesting date.

Performance Period Measurement Date	Date Shares Released	Payout (% of target)
March 31, 2013	March 31, 2014	102.0%
June 30, 2013	June 30, 2014	104.4%
September 30, 2013	September 30, 2014	88.4%
December 31, 2013	December 31, 2014	100.0%

The tables below detail the 2013 overlay grant performance targets and results.

Objective	Q1 2013 Performance Targets	Weighting	Score
Product Delivery (33.33%)	Media Resource Function (“MRF”) Product Launch	25%	100%
	Trillium Product Launch	25%	100%
	Platform Cost Reductions	25%	100%
	Define Next Generation Platform	25%	125%
Design Win (33.33%)	Q4 + Q1 = 15 Net Present Gross Margin	100%	100%
Operational (33.33%)	Cash Cycle Days 43-44 days	50%	100%
	Inventory ≤ $28m	50%	100%

Objective	Q2 2013 Performance Targets	Weighting	Score
Product Delivery (33.33%)	MRF Feature Additions	33%	125%
	MRF Customer Feature Addition	33%	100%
	MRF Codec Addition	33%	100%
Design Win (33.33%)	8 Net Present Gross Margin	100%	106%
Operational (33.33%)	Cash Cycle Time 43 - 44 days	50%	100%
	Inventory ≤ $27m	50%	100%

Objective	Q3 2013 Performance Targets	Weighting	Score
Market Penetration and Product Delivery (50%)	MRF Customer Feature Addition	34%	100%
	Trillium Product Release	33%	100%
	Technical Definition of Next Generation Platform	33%	90%
Execution (50%)	Meet Shanghai Shutdown Milestones per Engineering's Transition Plan	25%	110%
	Meet Contract Manufacturing Transfer Milestones	25%	110%
	Meet Penang Shutdown Milestones	25%	100%
	Cash Generation	25%	0%

Objective	Q4 2013 Performance Targets	Weighting	Score
Market Penetration and Product Delivery (50%)	MRF Customer Feature Addition	20%	100%
	MRF Video Application Addition	20%	125%
	Trillium Product Release	20%	125%
	Solution Product Release	10%	100%
	Prototype Delivered for Next Generation Blade	15%	75%
	Demonstration of Next Generation Platform	15%	100%
Execution (50%)	Meet Shanghai Shutdown Milestones per Engineering's Transition	25%	125%
	Meet Contract Manufacturing Transfer Milestones	25%	125%
	Meet Penang Shutdown Milestones per Transition Plan	25%	125%
	Cash Generation	25%	0%

Long Term Incentive Plan (LTIP) - The Committee granted shares under the Company’s LTIP on September 10, 2012 covering the period from October 1, 2012 through December 31, 2014. The LTIP grants are performance-based RSU grants with semi-annual performance metrics tied to the achievement of specific objectives focused on long-term growth and other financial objectives. Actual share payout can be up to 125% of the target award if all performance objectives are met at maximum achievement levels. There is an additional accelerator tied to stock price that can increase the maximum payout to up to 250% of the target award. Performance measurement dates and vesting dates align to each calendar half end date in 2013 and 2014. Refer to the 2014 Grants of Plan Based Awards table for LTIP share quantities granted to NEOs in 2014.

The Committee amended and restated the LTIP Administrative Rules effective March 1, 2014. The Committee determined that the Performance Goals for the Performance Period would align to one of the following categories and would be weighted per the below when determining the Award payout amount:

•	for the Performance Achievement Periods ending before 2014, Market Penetration (35%), Sustainable Long Term Growth (35%), and Financial Performance (30%); and

•	for the Performance Achievement Periods ending during 2014, Sustainable Long Term Growth (30%) and Financial Performance (70%).
First half and second half 2014 performance targets were weighted 30% on the achievement of design win objectives and 70% on the achievement of planned non-GAAP operating income and inventory levels.
The performance results and corresponding payout for each performance period measurement date based upon these objectives are illustrated below:

Period	Performance Period Measurement Date	Payout (% of target)
1H 2014	June 30, 2014	50.0%
2H 2014	December 31, 2014	47.0%

The tables below detail the 2014 LTIP performance targets and results.

Objective	1H 2014 Performance Targets	Weighting	Score
Long-Term Growth (30%)	Platforms Design Win points	35%	45%
	MRF Design Win Points	35%	125%
	Trillium Bookings	30%	74%
Financial Performance (70%)	Non-GAAP Operating Income at or above Plan	70%	0%
	Inventory at or below Plan Target	30%	121%

Objective	2H 2014 Performance Targets	Weighting	Score
Long-Term Growth (30%)	Platforms Design Win points	35%	108%
	MRF Design Win Points	35%	93%
	Trillium Bookings	30%	67%
Financial Performance (70%)	Non-GAAP Operating Income at or above Plan	70%	0%
	Inventory at or below Plan Target	30%	94%

2015 LTIP Awards - In March 2015, the Committee approved performance-based RSU awards to certain senior executives which vest only if total shareholder return objectives are achieved during a performance period beginning on the grant date. Specifically, 50% of shares granted to executives will vest if the 30 trading day average closing price of Radisys common stock equals or exceeds $3.45 at any time during a 3-year performance period. The remaining 50% of shares granted will vest if the 30 trading day average closing price of Radisys common stock equals or exceeds $4.25 at any time during a 4-year performance period. These price hurdles represent increases of approximately 45% and 79% from the March 2, 2015 grant date closing price of $2.38.

The table below details the number of price vesting restricted stock units granted to each of our current executive officers in 2015.

Executive Officer	Shares Granted
Brian Bronson	450,000
Steve Collins	125,000
Grant Henderson	125,000
Jonathan Wilson	125,000

The Committee approved the price vesting awards after a comprehensive review of the Company’s executive compensation program initiated in 2014. The objective of this review, which was supported by the Committee’s independent consultant, was to ensure ongoing alignment of executive pay with the Company’s business strategy and long term shareholder interests.  The Committee determined to grant price vesting awards as a long term incentive approach that would align with creating value for our shareholders, be simple to communicate and administer, clearly aligned with the Company’s strategic plan, and motivational for participants, including an emphasis on performance-based pay with meaningful upside for strong performance. For fiscal 2015, the Committee approved price vesting awards to a select pool of 10 senior executives.

2014 Out of Cycle Grants for Executive Officers - Options and LTIP shares were granted to Mr. Henderson effective January 17, 2014 in conjunction with his increase in scope of role. Based on a review of outstanding equity grants, LTIP shares were granted to Mr. Muhich effective March 21, 2014 to bring his equity compensation to closer alignment with market. The grant quantities were based upon market-based total compensation target levels that utilize a value based approach with the objective of ensuring the unvested equity grants are sufficient in value to retain and provide strong performance incentives for the executive in future years. The grant quantities were recommended by management, modified as necessary, and ultimately approved by the Committee.

On October 15, 2014, Mr. Bronson received a stock option grant of 249,000 shares which represented the cancellation by mutual agreement of a stock option for 249,000 shares with an original grant date of September 6, 2013 and the grant of new options on the same terms and conditions. Under the terms of the stock option award, 31,777 shares immediately vested and the remainder will vest at a rate of 9,444 shares, cumulatively, on the 6th day of each month after the date of grant, until the stock option becomes fully exercisable on September 6, 2016. The expiration date of the grant is September 6, 2020.
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

The Committee reviews compensation recommendations provided by management and approves all final executive compensation related decisions. Under the oversight of the Committee, the Chief Executive Officer and human resources staff have responsibility for the implementation of executive compensation programs.

The Company's ongoing compensation practices are reflective of its compensation philosophy and align to a number of best practices and/or industry standards, including:

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

•
Stock ownership guidelines promote the alignment of the long-term interests of executives with the long term interests of the shareholders, as well as, foster long-term retention of executives; the Committee reviews stock ownership status annually. The Company's ownership guidelines are three times base salary for the Chief Executive Officer and one times base salary for all other executive officers. All NEOs must be “net” buyers until stock ownership requirements are fulfilled within a 3 year grace period. Of our current executive officers, none have reached this ownership goal and all are within the 3 year grace period.

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

The most recent shareholder advisory vote on compensation of NEOs resulted in an 87.9% vote “For” the approval of the compensation of the Company's NEOs (excluding broker non-votes). Accordingly, no changes to the Company's executive compensation programs were made as a result of the shareholder advisory vote, but the Company intends to continue emphasizing its pay for performance compensation philosophy. The shareholders voted to hold an advisory vote on the compensation of NEOs every year. The Company intends to hold such advisory vote on compensation each year.

Peer Group

In early 2014 the peer group was revised to include companies that more closely align to the Company’s product and industry as well as company size. The Committee evaluated a number of factors, including number of employees, market cap, revenue and net income when selecting the peer group. The Committee will utilize peer data to review total shareholder return as a part of its pay for performance linkage, Chief Executive Officer and Chief Financial Officer compensation and general compensation practices. The following companies were selected and utilized as peer companies in 2014:

Allot Communications Ltd.	Electro Scientific Industries Inc.	Planar Systems Inc.
Aruba Networks Inc.	Envivio Inc.	Procera Networks Inc.
AudioCodes Ltd.	Extreme Networks	Sonus Networks Inc.
Calix Inc.	Mavenir Systems Inc.	Super Micro Computer Inc.
Dialogic Inc.[1]	Mercury Systems Inc.	Zygo Corporation[2]

1 Stopped trading on 12/3/2014.
2 Stopped trading on 6/20/2014.

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

In 2015, as the Company completes the strategic transformation process and experiences a shift in size and scope of operations, the Committee plans to include the additional data point from executive compensation benchmarking with average revenues of $50 million to $199 million as a tool to transition to market norms that align with the organization.

Compensation Consultant

In fulfilling its duties and responsibilities, the Committee has the authority to engage the services of outside advisers. In fiscal 2014, the Committee engaged Compensia, Inc., a national compensation consulting firm, to assist it with compensation matters. A representative of Compensia, Inc. regularly attended meetings of the Committee, responded to committee members’ inquiries, and provided its analysis with respect to these inquiries.

The nature and scope of services provided to the Committee by Compensia, Inc. in fiscal 2014 were as follows:

•	Provided advice with respect to pay levels, compensation best practices and market trends for executive officers and directors;

•	Assisted with the design of the short-term and long-term incentive compensation plans for our executive officers;

•	Provided ad hoc advice and support throughout the year.
Compensia, Inc. does not provide any services to us other than the services provided to the Committee. The Committee has assessed the independence of Compensia, Inc. taking into account, among other things, the factors set forth in Exchange Act Rule 10C-1 and the listing standards of the Nasdaq Stock Market, and has concluded that no conflict of interest exists with respect to the work that Compensia, Inc. performs for the Committee.

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

The Black-Scholes methodology is used for valuing options and the grant date fair value is used for valuing both RSUs and performance-based shares (see Note 17 to the Consolidated Financial Statements for a description of Black-Scholes methodology and assumptions used). The targeted grant mix for executives is 50% time-based, of which 70% are generally options and 30% are generally RSUs, and 50% performance-based shares. In practice, the Board has been granting largely performance based equity vs. time-based equity given the stage of the Company’s strategic transformation.

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

Section VII: Non-GAAP Financial Measures

To help evaluate the Company's performance for purposes of determining executive compensation, the Company considers non-GAAP operating income, non-GAAP earnings per share and non-GAAP cash flow (defined as non-GAAP operating income with an add back for depreciation expense less cash payments for employee severance and capital expenditures, and adjusted for changes in inventory) for the Embedded Products segment, non-GAAP operating income and non-GAAP earnings per share which exclude certain expenses, gains and losses, such as the effects of (a) purchase accounting adjustments, (b) amortization of acquired intangible assets, (c) stock-based compensation expense, (d) restructuring and acquisition-related charges (reversals), net, (e) impairment of goodwill, (f) sale of land and (g) non-cash income tax expense. The Company believes that the use of non-GAAP financial measures provides useful information to investors to gain an overall understanding of its current financial performance and its prospects for the future. Specifically, the Company believes the non-GAAP results provide useful information to both management and investors by excluding certain expenses, gains and losses that the Company believes are not indicative of its core operating results. In addition, non-GAAP financial measures are used by management for budgeting and forecasting as well as subsequently measuring the Company's performance, and the Company believes that it is providing investors with financial measures that most closely align to its internal measurement processes. These non-GAAP measures are considered to be reflective of the Company's core operating results as they more closely reflect the essential revenue-generating activities of the Company and direct operating expenses (resulting in cash expenditures) needed to perform these revenue-generating activities. The Company also believes, based on feedback provided to the Company during its earnings calls' Q&A sessions and discussions with the investment community, that the non-GAAP financial measures it provides are necessary to allow the investment community to construct their valuation models to better align its results and projections with its competitors and market sector, as there is significant variability and unpredictability across companies with respect to certain expenses, gains and losses.

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

	Year Ended
	December 31, 2014	December 31, 2013
	(in thousands except per share data)
INCOME (LOSS) FROM OPERATIONS:
GAAP loss from operations	$(25,300)	$(34,766)
(a) Amortization of acquired intangible assets	13,286	13,774
(b) Stock-based compensation	4,097	5,298
(c) Restructuring and acquisition-related charges, net	4,205	7,696
Non-GAAP loss from operations	$(3,712)	$(7,998)

NET INCOME (LOSS):
GAAP net loss	$(27,581)	$(49,404)
(a) Amortization of acquired intangible assets	13,286	13,774
(b) Stock-based compensation	4,097	5,298
(c) Restructuring and acquisition-related charges, net	4,205	7,696
(d) Income taxes	762	13,429
(e) Gain on insurance asset	(361)	—
(f) Gain on sale of land held for sale	—	(771)
Non-GAAP net loss	$(5,592)	$(9,978)

GAAP weighted average diluted shares	34,699	28,805
Escrow shares	—	—
Dilutive equity awards included in non-GAAP earnings per share	—	—
Non-GAAP weighted average diluted shares	34,699	28,805
GAAP net loss per share (diluted)	$(0.79)	$(1.72)
Non-GAAP adjustments detailed above	0.63	1.37
Non-GAAP net loss per share (diluted)	$(0.16)	$(0.35)

Non-GAAP financial measures includes the performance of Software-Systems and Embedded Products and Hardware Services.
The Company excludes the following expenses, reversals, gains and losses from its non-GAAP financial measures, when applicable:

(a) Amortization of acquired intangible assets: Amortization of acquisition-related intangible assets primarily relate to core and existing technologies, trade name and customer relationships that were acquired with the acquisitions of Continuous Computing and Pactolus. The Company excludes the amortization of acquisition-related intangible assets because it does not reflect the Company's ongoing business and it does not have a direct correlation to the operation of the Company's business. In addition, in accordance with GAAP, the Company generally recognizes expenses for internally-developed intangible assets as they are incurred, notwithstanding the potential future benefit such assets may provide. Unlike internally-developed intangible assets, however, and also in accordance with GAAP, the Company generally capitalizes the cost of acquired intangible assets and recognizes that cost as an expense over the useful lives of the assets acquired. As a result of their GAAP treatment, there is an inherent lack of comparability between the financial performance of internally-developed intangible assets and acquired intangible assets. Accordingly, the Company believes it is useful to provide, as a supplement to its GAAP operating results, non-GAAP financial measures that exclude the amortization of acquired intangibles in order to enhance the period-over-period comparison of its operating results, as there is significant variability and unpredictability across companies with respect to this expense.

(b) Stock-based compensation: Stock-based compensation consists of expenses recorded under GAAP, in connection with stock awards such as stock options, restricted stock awards and restricted stock units granted under the Company's equity incentive plans and shares issued pursuant to the Company's employee stock purchase plan. The Company excludes stock-based compensation from non-GAAP financial measures because it is a non-cash measurement that does not reflect the Company's ongoing business and because the Company believes that investors want to understand the impact on the Company of the adoption of the applicable GAAP surrounding share based payments; the Company believes that the provision of non-GAAP information that excludes stock-based compensation improves the ability of investors to compare its period-over-period operating results, as there is significant variability and unpredictability across companies with respect to this expense.

(c) Restructuring and other charges, net: Restructuring and other charges, net relates to costs associated with non-recurring events. These include costs incurred for employee severance, acquisition or divestiture activities, excess facility costs, certain legal costs, asset related charges and other expenses associated with business restructuring activities. Restructuring and other charges are excluded from non-GAAP financial measures because they are not considered core operating activities. Although the Company has engaged in various restructuring activities over the past several years, each has been a discrete event based on a unique set of business objectives. The Company does not engage in restructuring activities in the ordinary course of business. As such, the Company believes it is appropriate to exclude restructuring charges from its non-GAAP financial measures because it enhances the ability of investors to compare the Company's period-over-period operating results.

(d) Income taxes: Non-GAAP income tax expense is equal to the Company's projected cash tax expense. Adjustments to GAAP income tax expense are required to eliminate the recognition of tax expense from profitable entities where we utilize deferred tax assets to offset current period tax liabilities. We believe that providing this non-GAAP figure is useful to our investors as it more closely represents the true economic impact of our tax positions.

(e) Gain on life insurance asset: Includes a death benefit received from life insurance assets which were a component of the Company's deferred compensation plan. This transaction is not part of the Company's ordinary course of business and therefore has been excluded from its non-GAAP financial measures because it enhances the ability of investors to compare the Company's period-over-period operating results.

(f) Sale of land: Gain realized when the Company sold a parcel of land that it owned during the three months ended December 31, 2013. This is excluded from non-GAAP results as the Company does not buy and sell land in the normal course of business. We believe this exclusion enhances the ability of investors to compare the Company's period-over-period operating results.

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning compensation paid or accrued for services to us in all capacities for the last fiscal year for:

•	the individuals who served as our Chief Executive Officer and Chief Financial Officer during fiscal year 2014; and

•
our most highly compensated executive officers other than the Chief Executive Officer and Chief Financial Officer whose total compensation exceeded $100,000 and who were serving as executive officers at the end of fiscal year 2014; and

•	Up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year.

The above individuals are referred to herein as the “named executive officers.”

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1) (2) ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation Earnings (3) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (4) ($)	All Other Compensation (5) ($)	Total ($)
Brian Bronson	2014	500,000	—	—	185,704	—	—	5,991	691,695
President & CEO	2013	482,288	—	—	1,059,581	56,418	—	8,730	1,607,017
	2012	375,461	—	270,177	610,300	—	—	8,526	1,125,180

Allen Muhich (6)	2014	297,847	—	12,479	—	—	—	8,621	318,947
Former Chief Financial Officer	2013	278,635	5,000	19,750	158,919	16,769	—	8,469	487,542
	2012	215,943	—	63,084	63,336	—	—	8,026	350,389

Stephen Collins (7)	2014	278,000	—	—	—	73,344	—	33,098	384,442
Vice President, Global Sales	2013	74,088	10,692	82,050	96,314	28,438	—	37,331	328,913

Keate Despain (8)	2014	272,950	—	—	—	—	—	8,586	281,536
Former Vice President & General Manager, Platforms	2013	267,064	40,171	—	206,903	16,033	—	8,492	538,663
	2012	227,874	—	103,473	71,344	—	—	8,208	410,899

Grant Henderson (9)	2014	217,331	—	24,959	48,016	—	—	6,951	297,257
Vice President, MediaEngine & Corporate Marketing

(1)
The amounts included in the Stock Awards and Option Awards columns include the aggregate grant date fair value of stock and option awards granted in the fiscal year computed in accordance with FASB ASC Topic 718 ("ASC 718"). We continue to use the Black-Scholes model to measure the grant date fair value of stock options and the amounts above do not include any forfeiture reserve. For a discussion of the valuation assumptions used to value the options, see Note 17 to our Consolidated Financial Statements included in our annual report on Form 10‑K for the fiscal year ended December 31, 2014. We compute the grant date fair value of restricted stock as the closing price of our shares as quoted on the Nasdaq Global Select Market (“Nasdaq”) on the date of grant or the first date of the underlying service period, whichever occurs first.

(2)
A portion of the amounts included in the Stock Awards column for 2014 are performance awards under the LTIP. The grant date fair value of these performance awards is determined at each date when the performance measures for 2014 were set and is based on the probable outcome of the performance conditions at the target outcome. As of December 31, 2014, 50 percent of the 2014 awards to be earned in the first half and 51 percent of the 2014 awards to be earned in the second half were estimated to be probable of achievement at the target outcome of the performance conditions as of each date when the performance measures were set. The table below details the maximum potential value of the 2014 awards as of the grant date when such performance conditions were determined. The table below includes the number of shares that may be paid out pursuant to such awards once the performance conditions for such award periods have been established.

Name	Value Of Grant At Maximum Payout For Awards Valued As Of December 31, 2014	Performance Awards Not Yet Valued As Of December 31, 2014 (# of Shares)
		Threshold	Target	Maximum
Grant Henderson	$62,396	3,938	7,425	18,563
Allen Muhich	$31,198	1,969	3,713	9,281

(3)
The amounts in this column for 2014 represent payments made under the Sales Incentive Plan. Amounts for 2012 and 2013 represent payments made under our prior variable compensation and cash incentive plans.

(4)
The Summary Compensation Table only requires disclosure of above-market or preferential returns on nonqualified deferred compensation. The 2014 Deferred Compensation Table below discloses all earnings under our Non-Qualified Deferred Compensation Plan during 2014. During 2013, the Board approved the termination of the Deferred Compensation Plan. All shares held by the plan were distributed to plan participants in September 2014. Participants in our Non-Qualified Deferred Compensation Plan make voluntary contributions to their accounts and in some cases we make matching contributions to the extent that a participant loses the Company match in our 401(k) plan due to the effect of participation in the Non-Qualified Deferred Compensation Plan. Participants elect to benchmark earnings on their accounts to the performance of third-party investment funds available to them under the Non-Qualified Deferred Compensation Plan. Participants select from among the funds available to them. Earnings are calculated and applied to participant accounts daily and may be positive or negative, based on individual fund performance. Although the funds offered to participants under our Non-Qualified Deferred Compensation Plan differ from those under our 401(k) plan, the number of funds and investment objectives of each fund are similar to those under the 401(k) plan. In accordance with SEC rules and publicly available interpretations of these rules by the staff of the SEC, earnings on deferred compensation invested in third-party investment vehicles, such as mutual funds, need not be reported as compensation on the Summary Compensation Table.

(5)	The table below details the amounts included in the All Other Compensation column for 2014:

	401(k) Contributions	Term Life Insurance Payments	Relocation Expenses	Tax Reimbursement on Relocation Expenses
Brian Bronson	$4,911	$1,080	$0	$0
Allen Muhich	$7,800	$821	$0	$0
Stephen Collins	$3,900	$919	$18,000	$10,279
Keate Despain	$7,800	$786	$0	$0
Grant Henderson (9)	$5,920	$1,031	$0	$0

(6)	Mr. Muhich was no longer an executive officer as of February 17, 2015 and he resigned from the company effective March 6, 2015.

(7)	Mr. Collins joined us on September 30, 2013.

(8)	Mr. Despain was no longer an executive officer as of January 17, 2014 and his employment ceased on February 6, 2015.

(9)
Mr. Henderson was named an executive officer on January 17, 2014. Mr. Henderson is a Canadian resident. His salary and 401(k) Contributions included in All Other Compensation reported for 2014 were converted from Canadian dollars to United States dollars at the exchange rate in effect when the payments were made. Those exchange rates ranged from 1.0612 to 1.1725 as obtained from http://www.federalreserve.gov/releases/h10/.

2014
GRANTS OF PLAN BASED AWARDS

				Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)(2)
Name	Grant Date (1)	Approval Date	Plan (3)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Brian Bronson	10/15/2014	10/15/2014	2007				—	249,000	—	3.45	185,704
	Variable Compensation Plan (4)		VCP	225,000	500,000	1,000,000
Allen Muhich	3/21/2014	3/17/2014	LTIP				1,969	7,500	25,000	N/A	12,479
	Variable Compensation Plan (4)		VCP	73,921	164,270	328,539
Stephen Collins	Variable Compensation Plan (4)		VCP	40,958	91,017	182,034
	Sales Commission		SC	N/A	91,000	N/A
Keate Despain	Variable Compensation Plan (4)		VCP	64,484	143,299	286,598
Grant Henderson	1/17/2014	1/17/2014	2007				—	40,000	—	2.79	48,016
	1/17/2014	1/17/2014	LTIP				3,938	15,000	37,500	N/A	24,959
	Variable Compensation Plan (4)		VCP	53,473	118,829	237,657

(1)	Grant Date applies only to grants of equity awards.

(2)
A portion of the amounts included in the Stock Awards column for 2014 are performance awards under the LTIP. The grant date fair value for these performance awards is determined at the date when the performance measures for 2014 were set and is based on the probable outcome of the performance conditions at the target outcome as of each such date. As of December 31, 2014, 50 percent of the 2014 awards to be earned in the first half and 51 percent of the 2014 awards to be earned in the second half were estimated to be probable of achievement at the target outcome of the performance conditions as of each date when the performance measures were set. The table below details the maximum potential value of the 2014 awards as of each date when such performance conditions were determined. The table below includes the number of shares that may be paid out pursuant to such awards once the performance conditions for such award periods have been established.

Name	Value Of Grant At Maximum Payout For Awards Valued As Of December 31, 2014	Performance Awards Not Yet Valued As Of December 31, 2014 (# of Shares)
		Threshold	Target	Maximum
Grant Henderson	$62,396	3,938	7,425	18,563
Allen Muhich	$31,198	1,969	3,713	9,281

(3)	The plans in this column represent:

•	“2007” is the 2007 Stock Plan

•	“LTIP” is the Long-Term Incentive Plan

•	“VCP” is the Variable Compensation Plan

•	"SC" is the Sales Commission Plan

(4)
Represents the possible payout range during the 2014 fiscal year for the Variable Compensation Plan based on annualized base pay and variable target as of December 31, 2014. The 2014 non-GAAP operating income target was below the pre-determined threshold level and therefore no variable compensation funding was earned and no payments were made to management.

Narrative Description of Additional Material Factors -- Summary Compensation Table & 2014 Grants of Plan-Based Awards Table

Equity Incentive Plans: Stock option grants were made under the 2007 Stock Plan. Performance share awards were made under the LTIP. Except for the option grant to Mr. Bronson in 2014, grants of stock options become exercisable for one-third of the total option shares on the first anniversary of the date of grant and become exercisable in monthly increments equal to 1/36th of the total option shares, cumulatively, each month thereafter, becoming fully exercisable on the 3rd anniversary of the date of grant. The term of each option grant is seven years. Mr. Bronson's option grant represented the cancellation by mutual agreement of a stock option for 249,000 shares with an original grant date of September 6, 2013 and the grant of new options on the same terms and conditions. Under the terms of the option award, 31,777 shares immediately vested and the remainder will vest at a rate of 9,444 shares, cumulatively, on the 6th day of each month after the date of grant, and the option will become fully exercisable on September 6, 2016. The expiration date of the grant is September 6, 2020.

The vesting of the performance share awards under the LTIP will be determined upon us reaching semi-annual performance targets tied to specific stretch goals. Under the LTIP, first half and second half 2014 performance targets were weighted 30% on the achievement of design win objectives and 70% on the achievement of planned non-GAAP operating income and inventory levels. Performance targets for performance share awards under the LTIP for performance periods in 2014 are determined at or before the time of grant by the Committee.

The grant dates for equity awards during 2014 were established by the Committee during meetings prior to each grant date.

Non-Equity Incentive Plans: We maintain the Variable Compensation Plan in which executive officers are eligible for potential incentive payments dependent upon the level of achievement of non-GAAP operating income and other stated corporate goals and department/individual performance goals.

The actual incentive payouts for 2014 were calculated semi-annually. The 2014 non-GAAP operating income target was below the pre-determined threshold level and therefore $0 variable compensation funding was earned and no payments were made to management.

For a more complete description of the salary, equity incentive plans, non-equity incentive plans, and special incentive bonuses for each named executive officer, see "Compensation Discussion and Analysis."

2014 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($/share)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	Exercisable		Unexercisable
Brian Bronson	50,665	(1)	198,335	(1)	—	3.45	9/6/2020	5,775	(21)	13,514	37,500	(24)	87,750
	91,000	(2)	—		—	3.45	9/6/2020	3,559	(22)	8,328
	103,000	(3)	206,000	(3)	—	2.98	1/1/2020
	160,667	(4)	80,333	(4)	—	3.15	10/2/2019
	17,748	(5)	6,827	(5)	—	3.15	10/2/2019
	30,318	(6)	10,107	(6)	—	3.67	9/4/2019
	11,333	(7)	4,667	(7)	—	7.37	2/1/2019
	21,000	(8)	—		—	8.39	7/8/2018
	14,000	(9)	—		—	8.68	4/1/2018
	33,880	(10)	—		—	9.93	11/10/2017
	71,000	(11)	—		—	7.82	2/9/2016
	47,000	(12)	—		—	9.44	3/17/2015
Allen Muhich	22,916	(2)	32,084	(2)	—	3.45	9/6/2020	1,386	(21)	3,243	13,750	(24)	32,175
	19,555	(14)	12,445	(14)	—	3.95	2/1/2020	924	(22)	2,162
	4,671	(4)	1,797	(4)	—	3.15	10/2/2019
	7,277	(6)	2,425	(6)	—	3.67	9/4/2019
	5,667	(7)	2,333	(7)	—	7.37	2/1/2019
	17,500	(15)	—		—	8.20	5/24/2018
Stephen Collins	26,666	(16)	37,334	(16)	—	3.21	9/30/2020	10,000	(23)	23,400	25,000	(24)	58,500
Keate Despain	27,082	(2)	37,918	(2)	—	3.45	9/6/2020	3,800	(21)	8,892	12,000	(24)	28,080
	28,447	(14)	18,103	(14)	—	3.95	2/1/2020
	19,950	(6)	6,650	(6)	—	3.67	9/4/2019
	2,833	(7)	1,167	(7)	—	7.37	2/1/2019
	14,000	(17)	—		—	6.12	10/1/2018
	7,000	(18)	—		—	9.01	5/9/2018
	5,250	(10)	—		—	9.93	11/10/2017
	10,000	(11)	—		—	7.82	2/9/2016
Grant Henderson	—		40,000	(19)	—	2.79	1/17/2021	1,925	(21)	4,505	13,750	(24)	32,175
	16,666	(2)	23,334	(2)	—	3.45	9/6/2020
	10,106	(6)	3,369	(6)	—	3.67	9/4/2019
	10,500	(17)	—		—	6.12	10/1/2018
	6,300	(10)	—		—	9.93	11/10/2017
	25,000	(20)	—		—	8.92	3/9/2017

(1)
Option granted on 10/15/2014. 31,777 shares were immediately vested and the remainder vesting at a rate of 9,444 shares on the 6th day of each month after the date of grant becoming fully exercisable on 9/6/2016.

(2)
Option granted on 9/6/2013 and becomes exercisable for one-third of the total option shares on the first anniversary of the date of grant and become exercisable in monthly increments equal to 1/36th of the total option shares, each month thereafter, becoming fully exercisable on the 3rd anniversary of the date of grant.

(3)	Option granted on 1/1/2013 and becomes exercisable for one-third of the total option shares on each of the first 3 anniversaries of the grant date.

(4)	Option granted on 10/2/2012 and becomes exercisable for one-third of the total option shares on each of the first 3 anniversaries of the grant date.

(5)
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

(16)
Option granted on 9/30/2013 and becomes exercisable for one-third of the total option shares on the first anniversary of the date of grant and become exercisable in monthly increments equal to 1/36th of the total option shares, each month thereafter, becoming fully exercisable on the 3rd anniversary of the date of grant.

(17)
Option granted on 10/1/2011 and becomes exercisable for one-third of the total option shares on the first anniversary of the date of grant and become exercisable in monthly increments equal to 1/36th of the total option shares, each month thereafter, becoming fully exercisable on the 3rd anniversary of the date of grant.

(18)
Option granted on 5/9/2011 and becomes exercisable for one-third of the total option shares on the first anniversary of the date of grant and become exercisable in monthly increments equal to 1/36th of the total option shares, each month thereafter, becoming fully exercisable on the 3rd anniversary of the date of grant.

(19)
Option granted on 1/17/2014 and becomes exercisable for one-third of the total option shares on the first anniversary of the date of grant and become exercisable in monthly increments equal to 1/36th of the total option shares, each month thereafter, becoming fully exercisable on the 3rd anniversary of the date of grant.

(20)
Option granted on 3/9/2010 and becomes exercisable for one-third of the total option shares on the first anniversary of the date of grant and become exercisable in monthly increments equal to 1/36th of the total option shares, each month thereafter, becoming fully exercisable on the 3rd anniversary of the date of grant.

(21)	Restricted Stock Units granted on 9/4/2012 and vest for one-third of the award shares on each anniversary of the date of grant, subject to continual employment.

(22)	Restricted Stock Units granted on 10/2/2012 and vest for one-third of the award shares on each anniversary of the date of grant, subject to continual employment.

(23)	Restricted Stock Units granted on 10/1/2013 and vest for one-third of the award shares on each anniversary of the date of grant, subject to continual employment.

(24)
The vesting of the performance share awards under the LTIP will be determined upon us reaching semi-annual performance targets tied to specific stretch goals. See "Compensation Discussion and Analysis" for a discussion of these targets. The payout can be up to 125% of target based on maximum achievement if all performance milestones are met at maximum achievement levels. There is an additional accelerator that can increase the maximum payout and achievement level to 250% of target tied to increased stock price. The remaining performance achievement date is December 31, 2014. Performance share awards under the LTIP will vest, if at all, upon Committee certification of achievement in respect of performance targets following the applicable performance target achievement date.

2014 OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Brian Bronson	—	—	113,557	$340,493
Allen Muhich	—	—	34,790	$105,414
Stephen Collins	—	—	25,800	$75,389
Keate Despain	—	—	40,526	$120,852
Grant Henderson	—	—	25,357	$75,755

Narrative Disclosure Describing Material Factors - 2014 Nonqualified Deferred Compensation

During 2013 the Board approved the termination of the Radisys Corporation Deferred Compensation Plan (the “Deferred Compensation Plan”), including in respect of deferrals of compensation under the Deferred Compensation Plan prior to January 1, 2005 (such portion of the Deferred Compensation Plan, the “Grandfathered Plan”).  The Deferred Compensation Plan (other than in respect of the Grandfathered Plan) was terminated effective August 31, 2013 and the Grandfathered Plan was terminated effective September 1, 2014. The distribution of plan assets and participant balances under the Grandfathered Plan took place from September 2014 through January 2015. Participants with an account balance in the Grandfathered Plan were paid out in the form designated by the participant at the time of deferral. All other account balances under the Deferred Compensation Plan were paid out in a lump sum in September 2014. Because Deferred Compensation Plan participants may recognize compensation income earlier than anticipated as a result of the termination of the Deferred Compensation Plan and the associated distribution of account balances in September 2014, the Board amended the Deferred Compensation Plan to permit the Company to provide a 3% discretionary tax allocation based on outstanding balances as of August 2014. Prior to its termination, executives and other select employees were eligible to participate in the Deferred Compensation Plan.  Executive contributions under the Deferred Compensation Plan could be made from salary, sales commission payments and/or cash incentive awards.  A maximum amount of 75% of salary and 75% of sales commission payments and/or cash incentive awards could be deferred. Base salary, cash incentive awards and commission elections apply to compensation earned during the applicable plan year. Employee contributions were credited to the account balance on the date they would otherwise have been paid to the participant.  We only made Company contributions to the Deferred Compensation Plan in situations where such contributions were needed to restore any match lost in the 401(k) plan due to the effect of participation in the Deferred Compensation Plan.  Any such matching contributions were credited as soon as practicable following the end of the plan year.

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

As part of assuming the role of President and Chief Executive Officer, on October 1, 2012, we entered into a Change of Control Agreement with our President and Chief Financial Officer, Brian Bronson. Mr. Bronson's Change of Control Agreement provides that if we terminate his employment with us (other than for cause, death or disability), or if he terminates his employment with us for good reason within 12 months following a change of control or within three months preceding a change of control, Mr. Bronson is entitled to receive severance pay in a cash amount equal to 24 months of Mr. Bronson's annual base pay at the highest annual rate in effect at any time within the 12-month period preceding the date of termination. Severance pay that is payable would be made 100 days following the termination date. Upon such termination, and in addition to severance pay, Mr. Bronson is also entitled to receive (i) up to twelve months of continued coverage pursuant to COBRA under the Company's group health plan, (ii) stock-based incentive compensation plan payout under our LTIP pursuant to the terms of and within the periods specified in the LTIP and his stock-based incentive compensation plan payout under each other stock-based incentive compensation plan, partial cash-based incentive compensation plan payout, if any and (iii) up to $15,000 for the costs and expenses of any executive outplacement firm. Upon such termination, all stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other similar awards granted to Mr. Bronson shall be immediately exercisable in full in accordance with the applicable provisions of the relevant award agreement and the plan; and any risk of forfeiture included in any restricted stock or other similar award shall immediately lapse. Stock options (other than those considered Incentive Stock Options) and stock appreciation rights shall also be amended to permit Mr. Bronson to exercise such stock options and stock appreciation rights for a period of time equal to the earlier of (i) the period of 180 days after the date of Mr. Bronson's termination; or (ii) the date that each stock option and stock appreciation right would otherwise expire by its original terms had Mr. Bronson not been terminated. Had a triggering event occurred on December 31, 2014, such that Mr. Bronson would become entitled to benefits under his Change of Control Agreement, Mr. Bronson would have been entitled to the payments detailed below.

As part of assuming the role of President and Chief Executive Officer, on October 1, 2012, we entered into an Executive Severance Agreement ("Severance Agreement") with Brian Bronson. Mr. Bronson's Severance Agreement provides that if we terminate his employment (other than for cause, death or disability) or if he terminates his employment with us for good reason and contingent on Mr. Bronson signing a release agreement, Mr. Bronson will be entitled to (i) a payment amount equal to 24 months base pay, (ii) up to twelve months of continued coverage pursuant to COBRA under the Company's group health plan, (iii) stock-based incentive compensation plan payout under our LTIP pursuant to the terms of and within the periods specified in the LTIP and under each other stock-based incentive compensation plan, (iv) partial cash-based incentive compensation plan payout, if any, and (v) up to $15,000 for the costs and expenses of any executive outplacement firm. Had Mr. Bronson's employment been terminated by us without cause on December 31, 2014, Mr. Bronson would have become entitled to receive the benefits described below.

Brian Bronson	Termination Following a Change of Control		Termination Under Executive Severance Agreement
Severance Payments	$1,000,000		$1,000,000
Performance RSU	$301,640	(1)	$41,240	(2)
Equity Acceleration (3)	$21,842		$0
Health Insurance Benefits	$17,419		$17,419
TOTAL	$1,340,901		$1,058,659

(1) Performance restricted stock units to acquire 128,906 shares under the LTIP would have accelerated and vested. Under the terms of Mr. Bronson's Change of Control Agreement, the LTIP award, as well as other compensation payments paid or payable to the executive that are contingent upon a change of control, would be reduced to avoid triggering excise tax under the parachute payment rules of the Code if such reduction would result in the executive receiving an after-tax amount greater than what would be received if the excise tax were paid.

(2) Represents the value of 17,624 performance RSU shares earned under the LTIP as measured at December 31, 2014.

(3) Options to acquire 506,269 shares would have accelerated and vested with an intrinsic value of $0 as of December 31, 2014. Restricted stock with a market value of $21,842 would have accelerated and vested.

As part of his confirmation as Chief Financial Officer, on February 1, 2013, we entered into a Change of Control Agreement with Allen Muhich. Mr. Muhich's Change of Control Agreement provides that if we terminate his employment with us (other than for cause, death or disability), or if he terminates his employment with us for good reason within 12 months following a change of control or within three months preceding a change of control, Mr. Muhich is entitled to receive severance pay in a lump sum cash amount equal to 12 months of Mr. Muhich's annual base pay at the rate in effect immediately before the date of termination. The payment would be made within five days after execution of the release agreement. Upon such termination, and in addition to severance pay, Mr. Muhich is also entitled to receive (i) up to 12 months of continued coverage pursuant to COBRA under the Company's group health plan, (ii) partial cash-based incentive compensation plan payout, if any and (iii) stock-based incentive compensation plan payout under our LTIP pursuant to the terms of and within the periods specified in the LTIP and under each other stock-based incentive compensation plan. Also, upon such termination, all stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other similar awards granted to Mr. Muhich shall be immediately exercisable in full in accordance with the applicable provisions of the relevant award agreement and the plan; and any risk of forfeiture included in any restricted stock or other similar award shall immediately lapse. Stock options (other than those considered Incentive Stock Options) and stock appreciation rights shall also be amended to permit Mr. Muhich to exercise such stock options and stock appreciation rights for a period of time equal to the earlier of (i) the period of 180 days after the date of Mr. Muhich's termination; or (ii) the date that each stock option and stock appreciation right would otherwise expire by its original terms had Mr. Muhich not been terminated. Had Mr. Muhich's employment been terminated by us without cause, and if he had signed a release agreement, on December 31, 2014, Mr. Muhich would have become entitled to receive the payment described below.

As part of his confirmation as Chief Financial Officer, on February 1, 2013, we entered into an Executive Severance Agreement with Allen Muhich. If we terminate Mr. Muhich's employment with us other than for cause, death or disability or Mr. Muhich terminates employment with us for good reason and contingent upon Mr. Muhich signing a release agreement, Mr. Muhich is entitled to receive severance pay in a lump sum cash amount equal to 12 months of Mr. Muhich's annual base pay at the rate in effect immediately before the date of termination. The payment would be made within five days after execution of the release agreement. Upon such termination, and in addition to severance pay, Mr. Muhich is also entitled to receive (i) up to 12 months of continued coverage pursuant to COBRA under the Company's group health plan, (ii) partial cash-based incentive compensation plan payout, if any and (iii) stock-based incentive compensation plan payout under our LTIP pursuant to the terms of and within the periods specified in the LTIP and under each other stock-based incentive compensation plan. Had Mr. Muhich's employment been terminated by us without cause, and if he had signed a release agreement, on December 31, 2014, Mr. Muhich would have become entitled to receive the payment described below. Mr. Muhich was no longer an executive officer as of February 17, 2015, and he resigned from the Company effective March 6, 2015. No payments were made under the Executive Severance Agreement.

Allen Muhich	Termination Under Change of Control Agreement		Termination Under Executive Severance Agreement
Severance Payments	$296,400		$296,400
Performance RSU	$110,595	(1)	$15,121	(2)
Equity Acceleration (3)	$5,405		$—
Health Insurance Benefits	$18,463		$18,463
TOTAL	$430,863		$329,984

(1) Performance restricted stock units to acquire 47,263 shares under the LTIP would have accelerated and vested. Under the terms of Mr. Muhich's Change of Control Agreement, the LTIP award, as well as other compensation payments paid or payable to the executive that are contingent upon a change of control, would be reduced to avoid triggering excise tax under the parachute payment rules of the Code if such reduction would result in the executive receiving an after-tax amount greater than what would be received if the excise tax were paid.

(2) Represents the value of 6,462 performance RSU shares earned under the LTIP as measured at December 31, 2014.

(3) Options to acquire 51,084 shares would have accelerated and vested with an intrinsic value of $0 as of December 31, 2014. Restricted stock with a market value of $5,405 would have accelerated and vested.

As a result of his employment with us, on October 23, 2013, we entered into a Change of Control Agreement with Stephen Collins. Mr. Collins' Change of Control Agreement provides that if we terminate his employment with us (other than for cause, death or disability), or if he terminates his employment with us for good reason within 12 months following a change of control or within three months preceding a change of control, Mr. Collins is entitled to receive severance pay in a cash amount equal to nine months of Mr. Collins' annual base pay at the highest annual rate in effect at any time within the 12-month period preceding the date of termination. Upon such termination, and in addition to severance pay, Mr. Collins is also entitled to receive (i) up to nine months of continued coverage pursuant to COBRA under the Company's group health plan, (ii) partial cash-based incentive compensation plan payout, if any and (iii) stock-based incentive compensation plan payout under our LTIP pursuant to the terms of and within the periods specified in the LTIP and under each other stock-based incentive compensation plan. Had Mr. Collins' employment been terminated by us without cause, and if he had signed a release agreement, on December 31, 2014, Mr. Collins would have become entitled to receive the payments described below.

As a result of his employment with us, on October 23, 2013, we entered into an Executive Severance Agreement with Stephen Collins. If we terminate Mr. Collins' employment with us other than for cause, death or disability or Mr. Collins terminates employment with us for good reason and contingent upon Mr. Collins signing a release agreement, Mr. Collins is entitled to receive severance pay in a lump sum cash amount equal to six months of Mr. Collins' annual base pay at the rate in effect immediately before the date of termination. The payment would be made within five days after execution of the release agreement. Upon such termination, and in addition to severance pay, Mr. Collins is also entitled to receive (i) up to six months of continued coverage pursuant to COBRA under the Company's group health plan, (ii) partial cash-based incentive compensation plan payout, if any and (iii) stock-based incentive compensation plan payout under our LTIP pursuant to the terms of and within the periods specified in the LTIP and under each other stock-based incentive compensation plan. Had Mr. Collins' employment been terminated by us without cause, and if he had signed a release agreement, on December 31, 2014, Mr. Collins would have become entitled to receive the payments described below.

Stephen Collins	Termination Under Change of Control Agreement	Termination Under Executive/Severance Agreement
Severance Payments	$202,500	$135,000
Performance RSU (1)	$27,495	$27,495
Health Insurance Benefits	$20,518	$13,678
TOTAL	$250,513	$176,173

(1) Represents the value of 11,750 performance RSU shares earned under the LTIP as measured at December 31, 2014.

As a result of management changes and to support current regulations, on August 1, 2012, we entered into an Executive Severance Agreement with Keate Despain. If we terminate Mr. Despain's employment with us other than for cause, death or disability or Mr. Despain terminates employment with us for good reason and contingent upon Mr. Despain signing a release agreement, Mr. Despain is entitled to receive severance pay in a lump sum cash amount equal to six months of Mr. Despain's annual base pay at the rate in effect immediately before the date of termination. The payment would be made within five days after execution of the release agreement. Upon such termination, and in addition to severance pay, Mr. Despain is also entitled to receive (i) up to six months of continued coverage pursuant to COBRA under the Company's group health plan, (ii) partial cash-based incentive compensation plan payout, if any and (iii) stock-based incentive compensation plan payout under our LTIP pursuant to the terms of and within the periods specified in the LTIP and under each other stock-based incentive compensation plan. Mr. Despain's employment terminated on February 6, 2015. Pursuant to his Severance Agreement, Mr. Despain has received the payments below.

On February 3, 2015, we entered into a Transition Agreement with Mr. Despain. Under the terms of the Transition
Agreement, if Mr. Despain assisted the Company in the transition of his responsibilities and satisfied other conditions, the
Company would reimburse Mr. Despain up to $5,000 of eligible outplacement services. Mr. Despain's employment terminated on February 6, 2015. Pursuant to his Transition Agreement, Mr. Despain has received the payments described below.

Keate Despain	Termination Under Employment/Severance Agreement	Termination Under Transition Agreement
Severance Payments	$136,500	$—
Health Insurance Benefits	$10,634	$—
Career Assistance	$—	$5,000
TOTAL	$147,134	$5,000

As a result of his employment with us, on March 9, 2010, we entered into an Employment Agreement with Grant Henderson. Mr. Henderson's Employment Agreement provides that if we terminate his employment with us (other than for cause), Mr. Henderson is entitled to receive (i) six weeks of notice or the equivalent of six weeks of base salary, or any combination thereof, if termination of employment occurs during the first year of employment; and (ii) an additional six weeks of base salary for each additional completed year of service, up to a total combined maximum of eighteen months. Upon such termination, and in addition to severance pay, Mr. Henderson is also entitled to receive stock-based incentive compensation plan payout under our LTIP pursuant to the terms of and within the periods specified in the LTIP and under each other stock-based incentive compensation plan. Had Mr. Henderson's employment been terminated by us without cause, and if he had signed a release agreement, on December 31, 2014, Mr. Henderson would have become entitled to receive the payments described below.

Grant Henderson	Termination Under Employment Agreement
Base Salary	$95,482
Performance RSU (1)	$15,121
TOTAL	$110,603

(1) Represents the value of 6,462 performance RSU shares earned under the LTIP as measured at December 31, 2014.

2014 DIRECTOR COMPENSATION

	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred compensation Earnings (2)	All Other Compensation	Total
C. Scott Gibson	$101,250	$55,000	—	—	—	—	$156,250
Hubert de Pesquidoux	$63,750	$55,000	—	—	—	—	$118,750
Kevin C. Melia (3)	$30,750	$55,000	—	—	—	—	$85,750
David Nierenberg (4)	$2,125	$0	—	—	—	—	$2,125
M. Niel Ransom	$54,750	$55,000	—	—	—	—	$109,750
Lorene K. Steffes	$62,500	$55,000	—	—	—	—	$117,500
Vincent H. Tobkin	$56,750	$55,000	—	—	—	—	$111,750

(1)
The amounts included in the Stock Awards and Option Awards columns include the aggregate grant date fair value of stock and option awards granted in the fiscal year computed in accordance with ASC 718. We continue to use the Black-Scholes model to measure the grant date fair value of stock options and the amounts above do not include any forfeiture reserve. For a discussion of the valuation assumptions used to value the options, see Note 17 to our Consolidated Financial Statements included in our annual report on Form 10‑K for the fiscal year ended December 31, 2014. A supplemental table following these footnotes sets forth: (i) the aggregate number of stock awards and option awards outstanding at 2014 fiscal year end; (ii) the aggregate number of stock awards and options awards granted during fiscal 2014; and (iii) the grant date fair value of equity awards granted by us during fiscal 2014 to each of our directors who was not an executive officer.

(2)
The 2014 Director Compensation Table only requires disclosure of above-market or preferential returns on nonqualified deferred compensation. Participants in our Non-Qualified Deferred Compensation Plan make voluntary contributions to their accounts. Participants elect to benchmark earnings on their accounts to the performance of third-party investment funds available to them under the Non-Qualified Deferred Compensation Plan. Participants select from among the funds available to them. Earnings are calculated and applied to participant accounts daily and may be positive or negative, based on individual fund performance. Although the funds offered to participants under our Non-Qualified Deferred Compensation Plan differ from those under our 401(k) plan, the number of funds and investment objectives of each fund are similar to those under the 401(k) plan. In accordance with SEC rules and publicly available interpretations of these rules by the SEC Staff, earnings on deferred compensation invested in third-party investment vehicles, such as mutual funds, need not be reported as compensation on the Director Compensation Table.

(3)	Mr. Melia passed away on June 17, 2014.

(4)	Mr. Nierenberg resigned from our Board, effective January 17, 2014.

Additional Information With Respect to Director Equity Awards

Name	Option Awards Outstanding at 2014 Fiscal Year End (#) (1)	Stock Awards Outstanding at 2014 Fiscal Year End (#) (2)	Option Awards Granted during Fiscal 2014 (#) (1)	Stock Awards Granted during Fiscal 2014 (#) (2)	Grant Date Fair Value of Option Awards Granted in Fiscal 2014 (3)	Grant Date Fair Value of Stock Awards Granted in Fiscal 2014 (3)
C. Scott Gibson	48,000	7,554	—	15,110	—	$55,000
Hubert de Pesquidoux	7,000	8,888	—	15,110	—	$55,000
Kevin C. Melia	42,000	—	—	15,110	—	$55,000
David Nierenberg	—	—	—	—	—	—
M. Niel Ransom	7,000	7,554	—	15,110	—	$55,000
Lorene K. Steffes	52,000	7,554	—	15,110	—	$55,000
Vincent H. Tobkin	7,000	8,888	—	15,110	—	$55,000

(1)	Includes both vested and unvested options to purchase our common stock.

(2)
Stock grants to our Board are made pursuant to the terms of the 2007 Stock Plan. Grants of restricted stock unit awards in 2014 vest 25% of the total shares on each of the following dates: July 1, 2014, October 1, 2014, January 1, 2015, and April 1, 2015.

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

Narrative Disclosure of Director Compensation

During 2014, each director who was not employed by us was compensated per the chart below. Director compensation is reviewed on an annual basis. Compensation adjustments, if determined appropriate, are typically effective April 1st. The Committee approved an increase to the annual Board and Chairman of the Board retainer that took effect April 1, 2014.

	Effective from April 1, 2012	Effective April 1, 2014
Director annual retainer	$35,000	$40,000
Chairman of the Board annual retainer	$75,000	$80,000
Audit Committee Chairman	$20,000	$20,000
Compensation and Development Committee Chairman	$14,000	$14,000
Nominating and Governance Committee Chairman	$11,000	$11,000
Strategic Oversight Committee Chairman	$11,000	$11,000
Audit Committee membership	$10,000	$10,000
Compensation and Development Committee membership	$7,500	$7,500
Nominating and Governance Committee membership	$5,000	$5,000
Strategic Oversight Committee membership	$5,000	$5,000

Effective January 2012, non-employee directors are expected to acquire and hold a minimum of common stock worth six times the annual retainer or 20,000 shares, whichever is the lesser value. They must purchase at least 10,000 shares in the open market. The minimum amount is expected to be reached within three to five years of becoming a director. Directors must reach the minimum stock ownership guidelines prior to selling any shares of Company stock. Of our non-employee directors, two have already reached this ownership goal and three are within the three to five year period to reach this goal. Directors who are our employees receive no separate compensation as directors.

In addition, non-employee directors received an equity grant with a value of $55,000, or 15,110 restricted stock units in 2014. The restricted stock units will vest 25% of the total shares on July 1, 2014, October 1, 2014, January 1, 2015 and April 1, 2015. Newly appointed directors receive a similar grant of 7,000 non-qualified stock options and 4,000 restricted stock units upon appointment to the Board with “refresher” annual equity grants to commence immediately upon appointment if appointment occurs after granting of the annual Board refresher grants or during the next annual refresher cycle for the full Board if appointed prior to the granting of the annual Board refresher grants. Directors are also reimbursed for reasonable expenses incurred in attending meetings.

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

During 2013, the Board approved the termination of the Radisys Corporation Deferred Compensation Plan (the “Deferred Compensation Plan”), including in respect of deferrals of compensation under the Deferred Compensation Plan prior to January 1, 2005 (such portion of the Deferred Compensation Plan, the “Grandfathered Plan”).  The Deferred Compensation Plan (other than in respect of the Grandfathered Plan) was terminated effective August 31, 2013 and the Grandfathered Plan was terminated effective September 1, 2014. The distribution of plan assets and participant balances under the Grandfathered Plan took place from September 2014 through January 2015. Participants with an account balance in the Grandfathered Plan were paid out in the form designated by the participant at the time of deferral. All other account balances under the Deferred Compensation Plan were paid out in a lump sum in September 2014.

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

Compensation Committee Interlocks and Insider Participation

None.

COMPENSATION AND DEVELOPMENT COMMITTEE
REPORT (1)
We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Radisys Corporation annual report on Form 10-K for the year ended December 31, 2014, as amended.

C. Scott Gibson
Lorene K. Steffes, Chair
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership Information

The following table sets forth information regarding the beneficial ownership of our common stock as of April 28, 2015 (or such other date as otherwise indicated in the footnotes below) by (i) each person known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors and nominees for directors, (iii) each “named executive officer” named in the Summary Compensation Table and (iv) all of our directors and executive officers as a group. Unless otherwise noted in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all outstanding shares of common stock shown as beneficially owned by them.

Name	Shares Beneficially Owned	Percentage of Common Stock (1)
CURRENT DIRECTORS
C. Scott Gibson (2)	153,154	*
Hubert de Pesquidoux (2)	50,285	*
M. Niel Ransom (2)	58,810	*
Lorene K. Steffes (2)	97,110	*
Vincent H. Tobkin (2)	46,370	*
CURRENT NAMED EXECUTIVE OFFICERS
Brian Bronson (2)	955,613	2.55%
Stephen Collins (2)	58,396	*
Grant Henderson (2)	133,114	*
Jonathan Wilson (2)	12,793	*
All directors and officers as a group (9 persons) (2)	1,565,645	4.15%

FORMER EXECUTIVE OFFICERS
Keate Despain (2) (3)	142,268	*
Allen Muhich (2) (4)	122,972	*

PRINCIPAL SHAREHOLDERS
Blackrock Inc. (5)	1,848,473	5.03%
40 East 52nd Street
New York, NY 10022
The D3 Family Funds, L.P. (6)	3,485,055	9.49%
Nierenberg Investment Management Company
19605 NE 8th Street
Camas, WA 98607
Diker GP, LLC and Diker Management , LLC (7)	1,989,598	5.42%
730 Fifth Avenue, 15th Floor
New York, NY 10019
Royce & Associates, LLC (8)	2,337,179	6.36%
745 Fifth Avenue
New York, NY 10151
Vertex Capital Advisors, LLC (9)	3,248,274	8.85%
825 Third Avenue, 33rd Floor
New York, NY 10022
Wellington Management Company (10)	2,464,662	6.71%
280 Congress Street
Boston, MA 02210

*    Less than 1%

(1)	Percentage ownership is calculated based on 36,721,875 shares of our common stock outstanding on April 28, 2015.

(2)	Includes options to purchase shares of our common stock exercisable within 60 days after April 28, 2015 or restricted stock units that will vest within 60 days after April 28, 2015 as set forth below.

Name	Options to Purchase Shares	Restricted Stock Units
Brian Bronson	777,109	—
Stephen Collins	35,555	—
Keate Despain	122,404	—
Hubert de Pesquidoux	7,000	—
C. Scott Gibson	48,000	—
Grant Henderson	96,373	—
Allen Muhich	86,683	—
M. Niel Ransom	7,000	—
Lorene K. Steffes	37,000	—
Vincent H. Tobkin	7,000	1,334
Jonathan Wilson	6,376	—

(3)	Mr. Despain was no longer an executive officer as of January 17, 2014 and is no longer with the company.

(4)	Mr. Muhich was no longer an executive officer as of February 17, 2015 and is no longer with the company.

(5)
Based solely on information set forth in Schedule 13G filed on February 3, 2015, filed with the SEC. According to the filing of Blackrock Inc., Blackrock Inc. has sole voting power for 1,817,877 shares, sole dispositive power for 1,848,473 shares, shared voting power for zero shares and shared dispositive power for zero shares.

(6)
David Nierenberg is the President of Nierenberg Investment Management Company, Inc. (“NIMCO”), which manages The D3 Family Funds. David Nierenberg, NIMCO and The D3 Family Funds have joint beneficial ownership and shared voting authority over 3,485,055 shares of our common stock. The shares reported herein are based on information set forth in Schedule 13D/A filed by The D3 Family Funds with the SEC on November 12, 2014. Mr. Nierenberg disclaims beneficial ownership by the four partnerships of NIMCO except to the extent of his own general partner & limited partner investments in each of the funds. Mr. Nierenberg resigned as a Director effective January 17, 2014.

(7)
Based solely on information set forth in Schedule 13G filed on February 17, 2015. According to the filings made, Diker GP, LLC ("Diker GP"), Diker Management, LLC (“Diker Management”), Charles M. Diker and Mark N. Diker each have sole voting power for zero shares, sole dispositive power for zero shares, shared voting power for 1,989,598 shares and shared dispositive power for 1,989,598 shares. In its capacity as the sole general partner of the Diker Funds, Diker GP may be deemed to beneficially own 1,989,598 shares of common stock. In its capacity as investment manager of the Diker Funds, Diker Management may be deemed to beneficially own 1,989,598 shares of common stock. In their capacity as managing members of each of Diker GP and Diker Management, Charles M. Diker and Mark N. Diker may be deemed to beneficially own 1,989,598. Diker GP, Diker Management, Charles M. Diker and Mark N. Diker disclaim all beneficial ownership.

(8)
Based solely on information set forth in Schedule 13G filed on January 20, 2015. According to the filing of Royce & Associates, LLC, Royce & Associates, LLC has sole voting power for 2,337,179 shares, sole dispositive power for 2,337,179 shares, has shared voting power for zero shares and shared dispositive power for zero shares.

(9)
Based solely on information set forth in Schedule 13D filed on February 4, 2015. According to the filings made by Vertex Capital Advisors, LLC ("Vertex Capital"), Vertex Opportunities Fund, LP (“Vertex Opportunities”) has sole voting power for zero shares, sole dispositive power for zero shares, shared voting power for 1,628,535 shares and shared dispositive power for 1,628,535 shares and Vertex Special Opportunities II, LP ("VSO II") has sole voting power for zero shares, sole dispositive power for zero shares, shared voting power for 1,619,739 shares and shared dispositive power for 1,619,739 shares. In its capacity as the general partner of Vertex Opportunities, Vertex GP, LLC ("Vertex GP") may be deemed to beneficially own 1,628,535 shares of common stock. In its capacity as the general partner of VSO II, Vertex Special Opportunities GP II, LLC ("VSO GP II") may be deemed to beneficially own 1,619,739 shares of common stock. In its capacity as the investment manager of Vertex Opportunities and VSO II, Vertex Capital may be deemed to beneficially own 3,248,274. In his capacity as managing member of Vertex GP, VSO GP II and Vertex Capital, Erica Singer may be deemed to beneficially own 3,248,274 shares of common stock.

(10)
Based solely on information set forth in Schedule 13G filed February 12, 2015. According to the filings made, Wellington Trust Company, NA ("Wellington Trust") and Wellington Management Company, LLP ("Wellington Management", and together with Wellington Trust, "Wellington"), Wellington has sole voting power for zero shares, sole dispositive power for zero shares, shared voting power for 2,464,662 shares and shared dispositive power for 2,464,662 shares. According to the filings made by Wellington, Wellington reported that in its capacity as an investment adviser, Wellington may be deemed to beneficially own 2,464,662 shares of common stock which are held of record by clients of Wellington.

Equity Compensation Plan Information

Information with respect to shares of common stock of the Company that may be issued under the Company's equity compensation plans as of December 31, 2014, was included in Item 12 of the Original Filing.

Description of Equity Compensation Plans Not Adopted by Shareholders

Radisys Corporation Inducement Stock Plan for CCPU Employees

On July 5, 2011, the Committee adopted the Radisys Corporation Inducement Stock Plan for CCPU Employees (“CCPU Inducement Stock Plan”) for awards to be made in connection with our acquisition of Continuous Computing ("CCPU"). The CCPU Inducement Stock Plan was adopted without shareholder approval in reliance upon the exception provided under the Nasdaq Listing Rule 5635(c)(4) relating to awards granted to new employees of the Company, including grants to transferred employees in connection with a merger or other acquisition. The CCPU Inducement Stock Plan became effective as of July 8, 2011. The CCPU Inducement Stock Plan permits the granting of stock options, restricted stock and restricted stock units. The maximum number of shares of common stock with respect to which awards may be granted is 600,000 shares (subject to adjustment in accordance with the CCPU Inducement Stock Plan). In order to comply with Nasdaq Listing Rule 5635, the awards may only be granted to employees transferred from CCPU in connection with our acquisition of CCPU and in connection with the future hiring of new employees of CCPU by us. Unless sooner terminated by our Board of Directors, the CCPU Inducement Stock Plan will terminate on the tenth anniversary of its effective date of July 8, 2011. The CCPU Inducement Stock Plan provides that the Committee will determine the option price at which common stock may be purchased, but the price will not be less than the fair market value of the common stock on the date the option is granted. The Committee will determine the term of each option, but no option will be exercisable more than seven years after the date of grant. The CCPU Inducement Stock Plan provides for certain terms and conditions pursuant to which restricted stock and restricted stock units may be granted under the CCPU Inducement Stock Plan. Each grant of restricted stock and restricted stock units must be evidenced by an award agreement in a form approved by the Committee. The vesting of restricted stock or restricted stock units may be conditioned upon the completion of a specified period of employment, upon attainment of specified performance goals and/or upon such other criteria as the Committee determines.

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

Amit Agarwal, our former Vice President and General Manager, Software and Solutions, was previously the Chief Operating Officer of CCPU, who joined us following the acquisition of CCPU. He was no longer an executive officer and his employment ceased on January 17, 2014. The approximate dollar value of Mr. Agarwal's interest in the transactions contemplated by the Merger Agreement is summarized below:

Name	Merger Consideration Received in Cash-2011 (1)	Merger Consideration Received in Radisys Shares-2011 (1)	Assumed Stock Options (Intrinsic Value) (2)	Escrow Merger Consideration Received in Shares - 2012 & 2013	Contingent Merger Consideration (Cash) (3)	Contingent Assumed Stock Options (Intrinsic Value) (4)	Total
Amit Agarwal	$423,987	$105,655	$141,178 (4)	$92,594 (5)	$14,176	$1,245	$777,590

(1)	Valued at $8.39, which is the closing price of our stock on the closing date of the merger.

(2)
Intrinsic value represents the aggregate market value on the closing date of the merger less the aggregate exercise price and includes stock options for which exercisability is subject to the attainment of time-based vesting schedule and the payment of contingencies pursuant to Section 6.11 of the Merger Agreement.

(3)	Represents earn-out payments and payments under the Holder Representative Fund which were subject to timing described above.

(4)
On July 8, 2012 and January 8, 2013, escrow was released and assumed options subject to the escrow ceased to be contingent. Assumed option shares subject to escrow had an intrinsic value of $15,523.81 and $6,396.46, respectively. On April 12, 2013, October 18, 2013 and October 18, 2014, earnout distributions were released and a portion of assumed options subject to earnout ceased to be contingent. On those dates, assumed option shares subject to earnout had an intrinsic value of $878.63, $93.14 and $261.60, respectively.

(5)	On July 8, 2012 and January 8, 2013, escrow was released. Such shares had a value of $62,425 and $30,169, respectively.

Director Independence

Our Board of Directors has affirmatively determined that each of C. Scott Gibson, Hubert de Pesquidoux, M. Niel Ransom, Lorene K. Steffes and Vincent H. Tobkin are "independent directors" as defined by the SEC rules and within the meaning of the Nasdaq Listing Rule 5605(a)(2) and, therefore, a majority of our Board of Directors is currently independent as so defined.

Item 14. Principal Accounting Fees and Services

Fee Category	Fiscal 2013	Fiscal 2014
Audit Fees	$791,172	$861,599
Audit-Related Fees	$0	$0
Tax Fees	$73,260	$174,372
All Other Fees	$1,650	$1,650
Total Fees	$866,082	$1,037,621

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

All Other Fees. This category consists of KPMG's Accounting Research Online tool.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

 The Audit Committee pre-approved all of the services described above that were provided during 2013 and 2014 in accordance with the pre-approval requirements of the Sarbanes-Oxley Act of 2002. Accordingly, there were no services for which the de minimus exception, as defined in Section 202 of the Sarbanes-Oxley Act, was applicable. The Audit Committee has considered whether the provision of the services covered by these fees is compatible with maintaining the principal auditor's independence. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent registered public accounting firm. Under the policy, all audit and non-audit services to be performed by the independent registered public accounting firm must be presented to the Audit Committee in writing prior to the commencement of such services. The proposal must include a description and purpose of the services, estimated fees and other terms of the engagement. The Audit Committee may delegate to the Chairman of the Audit Committee the authority to grant pre-approvals. Any pre-approvals made by the Chairman pursuant to this delegation shall be presented to the full Audit Committee at its next scheduled meeting following such pre-approvals.

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

12	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of Subsidiaries.

23.1	Consent of KPMG LLP.

31.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

101.LAB***	XBRL Taxonomy Extension Label Linkbase

101.PRE***	XBRL Taxonomy Presentation Linkbase

101.DEF***	XBRL Taxonomy Definition Linkbase

*	This Exhibit constitutes a management contract or compensatory plan or arrangement.
**	Filed herewith.
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

RADISYS CORPORATION
Date: April 28, 2015	By:	/s/ Brian Bronson
Brian Bronson
Chief Executive Officer, President, and Director

EXHIBIT INDEX

Exhibit No	Description
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

12	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of Subsidiaries.

23.1	Consent of KPMG LLP.

31.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

101.LAB***	XBRL Taxonomy Extension Label Linkbase

101.PRE***	XBRL Taxonomy Presentation Linkbase

101.DEF***	XBRL Taxonomy Definition Linkbase

*	This Exhibit constitutes a management contract or compensatory plan or arrangement.
**	Filed herewith.
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