Form 10-Q
period 2015-03-31
RADISYS CORP
filed 2015-05-01
CIK 873044

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	0-26844

RADISYS CORPORATION
(Exact name of registrant as specified in its charter)

OREGON	93-0945232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5435 N.E. Dawson Creek Drive, Hillsboro, OR	97124
(Address of principal executive offices)	(Zip Code)

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
(In thousands, except per share amounts, unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenues	$48,687	$43,799
Cost of sales:
Cost of sales	34,067	30,597
Amortization of purchased technology	1,994	2,054
Total cost of sales	36,061	32,651
Gross margin	12,626	11,148
Research and development	6,724	8,419
Selling, general and administrative	7,500	9,596
Intangible asset amortization	1,260	1,297
Restructuring and other charges, net	4,135	1,300
Loss from operations	(6,993)	(9,464)
Interest expense	(217)	(287)
Other income, net	397	179
Loss before income tax expense	(6,813)	(9,572)
Income tax expense	240	862
Net loss	$(7,053)	$(10,434)
Net loss per share:
Basic	$(0.19)	$(0.35)
Diluted	$(0.19)	$(0.35)
Weighted average shares outstanding:
Basic	36,649	29,864
Diluted	36,649	29,864

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net loss	$(7,053)	$(10,434)
Other comprehensive income (loss):
Translation adjustments gain (loss)	(447)	126
Net adjustment for fair value of hedge derivatives, net of tax	118	515
Other comprehensive income (loss)	(329)	641
Comprehensive loss	$(7,382)	$(9,793)

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$15,846	$31,242
Accounts receivable, net	41,716	43,845
Other receivables	2,434	6,324
Inventories, net	15,727	18,475
Other current assets	2,770	3,276
Deferred tax assets, net	191	222
Total current assets	78,684	103,384
Property and equipment, net	8,791	9,786
Intangible assets, net	39,970	43,224
Long-term deferred tax assets, net	842	858
Other assets	3,103	3,468
Total assets	$131,390	$160,720

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,385	$33,679
Accrued wages and bonuses	4,183	5,006
Deferred revenue	7,455	6,204
Line of credit	10,000	10,000
Convertible senior notes	—	18,000
Other accrued liabilities	10,486	7,255
Total current liabilities	57,509	80,144
Long-term liabilities:
Other long-term liabilities	2,820	2,800
Total long-term liabilities	2,820	2,800
Total liabilities	60,329	82,944
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock — no par value, 100,000 shares authorized; 36,699 and 36,532 shares issued and outstanding at March 31, 2015 and December 31, 2014	334,691	334,024
Accumulated deficit	(263,724)	(256,671)
Accumulated other comprehensive income:
Cumulative translation adjustments	728	1,175
Unrealized loss on hedge instruments	(634)	(752)
Total accumulated other comprehensive income	94	423
Total shareholders’ equity	71,061	77,776
Total liabilities and shareholders’ equity	$131,390	$160,720

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(7,053)	$(10,434)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,778	5,245
Inventory valuation allowance	(40)	1,162
Deferred income taxes	170	311
Stock-based compensation expense	659	1,121
Other	254	1,301
Changes in operating assets and liabilities:
Accounts receivable	2,064	3,901
Other receivables	3,883	(1,707)
Inventories	2,769	385
Other current assets	428	(1,958)
Accounts payable	(8,183)	(2,713)
Accrued restructuring	2,354	(394)
Accrued wages and bonuses	(834)	(1,209)
Deferred revenue	1,251	2,791
Other accrued liabilities	1,128	(1,006)
Net cash provided by (used in) operating activities	3,628	(3,204)
Cash flows from investing activities:
Capital expenditures	(640)	(678)
Net cash used in investing activities	(640)	(678)
Cash flows from financing activities:
Borrowings on line of credit	7,000	—
Payments on line of credit	(7,000)	—
Repayment of convertible subordinated notes	(18,000)	—
Proceeds from issuance of common stock	94	20,880
Other financing activities	(86)	(235)
Net cash provided by (used in) financing activities	(17,992)	20,645
Effect of exchange rate changes on cash	(392)	19
Net increase (decrease) in cash and cash equivalents	(15,396)	16,782
Cash and cash equivalents, beginning of period	31,242	25,482
Cash and cash equivalents, end of period	$15,846	$42,264
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$519	$405
Income taxes	$93	$217
The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Significant Accounting Policies

Radisys Corporation (the “Company” or “Radisys”) has adhered to the accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2014 in preparing the accompanying interim condensed consolidated financial statements. The preparation of these statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Additionally, the accompanying financial data as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

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

The following table summarizes the fair value measurements for the Company's financial instruments (in thousands):

	Fair Value Measurements as of March 31, 2015
	Total	Level 1	Level 2	Level 3
Foreign currency forward contracts	$56	—	$56	—

	Fair Value Measurements as of December 31, 2014
	Total	Level 1	Level 2	Level 3
Foreign currency forward contracts	$(83)	—	$(83)	—

Note 3 — Accounts Receivable and Other Receivables

Accounts receivable consists of sales to the Company's customers which are generally based on standard terms and conditions. Accounts receivable balances consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Accounts receivable, gross	$41,905	$43,969
Less: allowance for doubtful accounts	(189)	(124)
Accounts receivable, net	$41,716	$43,845

As of March 31, 2015 and December 31, 2014, the balance in other receivables was $2.4 million and $6.3 million. Other receivables consisted primarily of non-trade receivables including inventory transferred to the Company's contract manufacturing partner on which the Company does not recognize revenue and net receivables for value-added taxes.

Note 4 — Inventories

Inventories consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$8,458	$9,219
Work-in-process	681	1,195
Finished goods	9,251	10,762
	18,390	21,176
Less: inventory valuation allowance	(2,663)	(2,701)
Inventories, net	$15,727	$18,475

Consigned inventory is held at third-party locations, which include the Company's contract manufacturing partner and customers. The Company retains title to the inventory until purchased by the third-party. Consigned inventory, consisting of raw materials and finished goods was $2.1 million and $2.6 million at March 31, 2015 and December 31, 2014.

The Company recorded the following charges associated with the valuation of inventory and the adverse purchase commitment liability (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Inventory, net	$(40)	$1,162
Adverse purchase commitments	576	(127)

Note 5 — Restructuring and Other Charges

The following table summarizes the Company's restructuring and other charges as presented in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Employee-related restructuring expenses	$4,033	$853
Integration-related expenses	(7)	410
Non-recurring legal expenses	109	37
Restructuring and other charges, net	$4,135	$1,300

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

For the three months ended March 31, 2015, the Company recorded the following restructuring charges:

•
$4.0 million net expense relating to the severance of 130 employees primarily within Asia and North America. These actions were in connection with the restructuring of the Company's Embedded Products and Hardware Services segment's research and development and sales and general administrative functions and are presented net of reductions resulting from changes in previously estimated amounts for employee severance and associated payroll costs; and

•	$0.1 million legal expenses associated with non-operating strategic projects, which processes were concluded in the first quarter of 2015.

For the three months ended March 31, 2014, the Company recorded the following restructuring and other charges:

•
$0.9 million net expense relating to the severance of employees in connection with the previously reported Penang site closure, as well as severance for four additional employees, net of reductions resulting from changes in previously estimated amounts for employee severance and associated payroll costs; and

•
$0.4 million integration-related net expense principally associated with asset write-offs and personnel overlap resulting from resource consolidations primarily associated with the Shanghai and Penang site closures.

Accrued restructuring, which is included in other accrued liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, consisted of the following (in thousands):

	Severance, payroll taxes and other employee benefits	Facility reductions	Total
Balance accrued as of December 31, 2014	$166	$587	$753
Additions	4,033	—	4,033
Reversals	—	—	—
Expenditures	(1,641)	(38)	(1,679)
Balance accrued as of March 31, 2015	$2,558	$549	$3,107

Of the $3.1 million accrued restructuring at March 31, 2015, $0.5 million is included in other long-term liabilities, with the remaining balance being included in other accrued liabilities on the Condensed Consolidated Balance Sheets.

The Company evaluates the adequacy of the accrued restructuring charges on a quarterly basis. Reversals are recorded in the period in which the Company determines that expected restructuring obligations are less than the amounts accrued.

Note 6 — Short-Term Borrowings

Silicon Valley Bank

On March 14, 2014, the Company entered into an amended and restated $25.0 million revolving line of credit agreement with Silicon Valley Bank ("SVB") (as amended, the "2014 Agreement") which has a stated maturity date of July 28, 2016. On May 30, 2014, the 2014 Agreement was amended to increase the letter of credit sublimit under the secured revolving credit facility from $1,000,000 to $2,000,000 or the net borrowing availability. On April 23, 2015, the 2014 Agreement was amended to further increase the letter of credit sublimit under the secured revolving credit facility from $2,000,000 to $5,000,000 or the net borrowing availability. The secured revolving credit facility under the 2014 Agreement is available for cash borrowings and is subject to a borrowing formula based upon eligible accounts receivable less outstanding letters of credit (aggregate letters of credit are not to exceed 5,000,000). Eligible accounts receivable include 80% of U.S. and 65% of foreign accounts receivable (80% in certain cases), not greater than 60 days past original invoice date. The interest rate is dependent upon the Company's Liquidity (as defined in the 2014 Agreement) when compared to a pre-determined threshold (the "Liquidity

Threshold"), which is defined in the 2014 Agreement as $15.0 million, with the exception of the last month end of each quarter, where it is defined as $20.0 million. Liquidity is calculated under the 2014 Agreement as unrestricted cash plus unused availability on the revolving line of credit reduced by the outstanding principal amount of the 2015 convertible senior notes. The calculation of interest under the 2014 Agreement is as follows:

•	When Liquidity is above the Liquidity Threshold, the interest rate is the prime rate (as published in Wall Street Journal) plus 0.75%; and

•	When Liquidity is below the Liquidity Threshold, the interest rate is the prime rate (as published in Wall Street Journal) plus 2.25%.

Under the 2014 Agreement, the Company is required to make interest payments monthly. The Company was further required to pay a loan modification fee of $35,000 and a commitment fee equal to $35,000 on July 29, 2014 and will be required to pay the commitment fee annually thereafter. Under the 2014 Agreement the Company is required to pay the higher of actual monthly interest incurred or the interest equivalent of $10.0 million in average monthly borrowings. If the Company terminates the commitment under the 2014 Agreement prior to the maturity date, the Company is required to pay a cancellation fee equal to 1.5% of the commitment under the 2014 Agreement. As of September 1, 2014, and at all times thereafter, the Company is required to maintain a deposit account balance of at least $4,000,000 with SVB or its affiliates and the Company is required to have at least 50% of its cash deposited with SVB or its affiliates or in an account where SVB has a control agreement.

The 2014 Agreement requires the Company to make certain representations, warranties and other agreements that are customary in credit agreements of this type. The 2014 Agreement also includes a financial covenant that requires the Company to maintain minimum Liquidity of $10.0 million tested monthly.

As of March 31, 2015 and December 31, 2014, the Company had an outstanding balance of $10.0 million under the 2014 Agreement. At March 31, 2015, the Company had $14.4 million of total borrowing availability remaining under the 2014 Agreement. At March 31, 2015, the Company was in compliance with all covenants under the 2014 Agreement.

Note 7 — Convertible Debt

2015 Convertible Senior Notes

On February 17, 2015, the Company repaid at maturity the entire outstanding balance of the 4.5% convertible senior notes due 2015 (the "2015 convertible senior notes") in accordance with the terms thereof. No convertible senior notes were converted to common stock.

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

Guarantees and Indemnification Obligations

As permitted under Oregon law, the Company has agreements whereby it indemnifies its officers, directors and certain finance employees for certain events or occurrences while an officer, director or employee is or was serving in such capacity at the request of the Company. The term of the indemnification period is for the officer's, director's or employee's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. To date, the Company has not incurred any costs associated with these indemnification agreements and, as a result, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2015.

The Company enters into standard indemnification agreements in its ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company's business partners or customers, in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to the Company's current products, as well as claims relating to property damage or personal injury resulting from the performance of services by us or the Company's subcontractors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally limited. Historically, the Company's costs to defend lawsuits or settle claims relating to such indemnity agreements have been minimal.

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

The following is a summary of the change in the Company's warranty accrual reserve (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Warranty liability balance, beginning of the period	$2,600	$3,328
Product warranty accruals	623	433
Utilization of accrual	(517)	(683)
Warranty liability balance, end of the period	$2,706	$3,078

At March 31, 2015 and December 31, 2014, $2.1 million and $2.0 million of the warranty liability balance was included in other accrued liabilities and $0.6 million and $0.6 million was included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.

Note 9 — Basic and Diluted Net Loss per Share

A reconciliation of the numerator and the denominator used to calculate basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2015	2014
Numerator — Basic
Net loss	$(7,053)	$(10,434)
Numerator — Diluted
Net loss	$(7,053)	$(10,434)
Interest on convertible notes, net of tax benefit (B)	—	—
Net loss, diluted	$(7,053)	$(10,434)
Denominator — Basic
Weighted average shares used to calculate net loss per share, basic	36,649	29,864
Denominator — Diluted
Weighted average shares used to calculate net loss per share, basic	36,649	29,864
Effect of convertible notes (A)	—	—
Effect of dilutive restricted stock units (B)	—	—
Effect of dilutive stock options (B)	—	—
Weighted average shares used to calculate net loss per share, diluted	36,649	29,864
Net loss per share
Basic	$(0.19)	$(0.35)
Diluted	$(0.19)	$(0.35)

(A)
For the three months ended March 31, 2014, $2.1 million as-if converted shares associated with the Company's convertible senior notes were excluded from the calculation as their effect would have been anti-dilutive.

(B)	For the three months ended March 31, 2015 and 2014, the following equity awards, by type, were excluded from the calculation, as their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Stock options	2,721	3,188
Restricted stock units	105	282
Performance based restricted stock units (C)	1,450	674
Total equity award shares excluded	4,276	4,144

(C)
2014 performance based restricted stock units are presented based on attainment of 100% of the performance goals being met. The maximum multiplier for a given semi-annual performance period was 2.75x the original grant and overall achievement was limited to a maximum of 2.5x of the target award over the entire performance period (Note 11 —Stock-based Compensation). Based on this formula, the maximum number of shares that could have been earned was 1.8 million for the three months ended March 31, 2014.

Note 10 — Income Taxes

The Company's effective tax rate for the three months ended March 31, 2015 differs from the statutory rate due to a full valuation allowance provided against its United States (“U.S.”) net deferred tax assets, and taxes on foreign income that differ from the U.S. tax rate.

The Company utilizes the asset and liability method of accounting for income taxes. The Company records deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon the Company's review of all positive and negative evidence, including its three year U.S. cumulative pre-tax book loss and taxable loss, it concluded that a full and a partial valuation allowance should continue to be recorded against its U.S. and Canadian net deferred tax assets at March 31, 2015. In certain other foreign jurisdictions, where the Company does not have cumulative losses or other negative evidence, the Company had net deferred tax assets of $1.0 million and $1.1 million at March 31, 2015 and December 31, 2014. In the future, if the Company determines that it is more likely than not that it will realize its U.S. and Canadian net deferred tax assets, it will reverse the applicable portion of the valuation allowance and recognize an income tax benefit in the period in which such determination is made.

The ending balance for the unrecognized tax benefits was approximately $3.6 million at March 31, 2015. The related interest and penalties were $0.6 million and $0.3 million. The uncertain tax positions that are reasonably possible to decrease in the next twelve months are insignificant.

The Company is currently under tax examination in India. The periods covered under examination are the Company's financial years 2006 through 2008 and 2010 through 2011. The examination is in various stages of appellate proceedings and all material uncertain tax positions associated with the examination have been taken into account in the ending balance of the unrecognized tax benefits at March 31, 2015. As of March 31, 2015, the Company is not under examination by tax authorities in any other jurisdictions.

Note 11 — Stock-based Compensation

The following table summarizes awards granted under the Radisys Corporation 2007 and LTIP Stock Plans (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Stock options	555	49
Restricted stock units	5	2
Performance based restricted stock awards (A)	1,450	167
Total	2,010	218

(A)
On March 2, 2015, the Company granted performance based restricted stock units (PRSUs") with a performance period starting on March 2, 2015 and ending on March 2, 2019, that on the performance measurement date following the achievement of the following market condition stock price hurdles:

•	50% of the awards will be earned if Radisys’ average closing stock price over a 30-trading day period is equal to or greater than $3.45 during a 3-year performance period.

•
50% of the awards will be earned if Radisys’ average closing stock price over a 30-trading day period is equal to or greater than $4.25 during a 4-year performance period. If either of the stock price hurdles is not met during their respective performance period, that portion of the award will be forfeited.

In 2014, the performance based restricted stock awards were presented based on attainment of 100% of the performance goals being met. These awards provided for the grants of awards payable in shares of common stock upon the achievement of performance goals set by the Company's Compensation and Development Committee. In addition to the performance conditions, the awards contained market-based multipliers based on the average price of the Company's common stock thirty days prior to the end of each semi-annual performance period. The maximum multiplier for a given semi-annual performance period was 2.75x the original grant and overall achievement was limited to a maximum of 2.5x of the target award over the entire performance period.

Stock-based compensation was recognized and allocated as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Cost of sales	$53	$131
Research and development	132	229
Selling, general and administrative	474	761
Total	$659	$1,121

Note 12 — Hedging

The Company’s activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates. The Company manages these risks through the use of forward exchange contracts, designated as foreign-currency cash flow hedges, in an attempt to reduce the potentially adverse effects of foreign currency exchange rate fluctuations that occur in the normal course of business. As such, the Company’s hedging activities are employed solely for risk management purposes. All hedging transactions are conducted with, in the opinion of management, financially stable and reputable financial institutions. As of March 31, 2015 and December 31, 2014, the only hedge instruments executed by the Company are associated with its exposure to fluctuations in the Indian Rupee, which result from obligations such as payroll and rent paid in this currency.

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

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives are expected to remain highly effective in future periods. For the three months ended March 31, 2015 and 2014 and for the year ended December 31, 2014, the Company had no hedge ineffectiveness.

During the three months ended March 31, 2015 and 2014, the Company did not enter into any new foreign currency forward contracts.

 A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments designated as cash flow hedges at March 31, 2015 is as follows (in thousands):

	Contractual/ Notional Amount	Condensed Consolidated Balance Sheet Classification	Estimated Fair Value
Type of Cash Flow Hedge			Asset	(Liability)
Foreign currency forward exchange contracts	$11,321	Other current assets	$56	$—

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

There were no ineffective hedges for the three months ended March 31, 2015 and December 31, 2014. The following table summarizes the effect of derivative instruments on the consolidated financial statements as a loss as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Cost of sales	$(4)	$86
Research and development	(6)	142
Selling, general and administrative	1	71
Total	$(9)	$299

The following is a summary of changes to comprehensive income (loss) associated with the Company's hedging activities (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Beginning balance of unrealized loss on forward exchange contracts	$(752)	$(875)
Other comprehensive loss before reclassifications	127	216
Amounts reclassified from other comprehensive income	(9)	299
Other comprehensive income	118	515
Ending balance of unrealized loss on forward exchange contracts	$(634)	$(360)

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

Note 13 — Segment Information

During the first quarter of 2015, the Company implemented strategic and organizational changes that resulted in two segments: Software-Systems and Embedded Products and Hardware Services. The Company's Chief Executive Officer, or chief operating decision maker, regularly reviews discrete financial information for purposes of allocating resources and assessing the performance of each segment:

•	Software-Systems. Software-Systems products are comprised of three product families: FlowEngine, MediaEngine and CellEngine.

•	Embedded Products and Hardware Services. These hardware based products provide platforms to control and move data in the core of the telecom network.

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

The Company recorded the following revenues, gross margin and income (loss) from operations by operating segment for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Revenue
Software-Systems	$9,689	$7,841
Embedded Products and Hardware Services	38,998	35,958
Total revenues	$48,687	$43,799

	Three Months Ended
	March 31,
	2015	2014
Gross margin
Software-Systems	$5,328	$5,198
Embedded Products and Hardware Services	9,344	8,135
Corporate and other	(2,046)	(2,185)
Total gross margin	$12,626	$11,148

	Three Months Ended
	March 31,
	2015	2014
Income (loss) from operations
Software-Systems	$(2,902)	$(2,864)
Embedded Products and Hardware Services	3,957	(828)
Corporate and other	(8,048)	(5,772)
Total loss from operations	$(6,993)	$(9,464)

Assets are not allocated to segments for internal reporting presentations. A portion of depreciation is allocated to the respective segment. It is impracticable for the Company to separately identify the amount of depreciation by segment that is included in the measure of segment profit or loss.

Revenues by geographic area were as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
United States	$21,172	$15,706
Other North America	45	1,124
China	11,693	7,027
Japan	2,383	7,208
Other Asia Pacific	3,109	3,260
Asia Pacific ("APAC")	17,185	17,495
Netherlands	4,362	5,039
Other EMEA	5,923	4,435
Europe, the Middle East and Africa (“EMEA”)	10,285	9,474
Foreign Countries	27,515	28,093
Total	$48,687	$43,799

Long-lived assets by geographic area are as follows (in thousands):

	March 31, 2015	December 31, 2014
Property and equipment, net
United States	$4,107	$4,558
Other North America	542	672
China	2,217	2,427
Other APAC	8	11
Total APAC	2,225	2,438
India	1,915	2,115
Other EMEA	2	3
Total EMEA	1,917	2,118
Foreign Countries	4,684	5,228
Total property and equipment, net	$8,791	$9,786

Intangible assets, net
United States	$39,970	$43,224
Total intangible assets, net	$39,970	$43,224

The following customers accounted for more than 10% of the Company's total revenues:
	Three Months Ended
	March 31,
	2015	2014
Nokia Networks	26.2%	18.0%
Philips Healthcare	11.9%	14.2%
NEC	N/A	13.7%

The following customers accounted for more than 10% of accounts receivable:
	March 31, 2015	December 31, 2014
Nokia Networks	28.4%	18.5%
Philips Healthcare	12.5%	13.9%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the related notes included in this Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Unless required by context, or as otherwise indicated, “we,” “us,” “our” and similar terms, as well as references to the “Company” and “Radisys” refer to Radisys Corporation and include all of our consolidated subsidiaries.

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

•	Software-Systems is comprised of the following product families:

◦
MediaEngine products are designed into the IP Multimedia Subsystem ("IMS") core of telecom networks and provide the necessary media processing capabilities required for applications such as audio conferencing, Voice over Long-Term Evolution ("VoLTE"), Voice over WiFi (“VoWifi”), Rich Communications Services (“RCS”) and Web Real-Time Communication ("WebRTC"). We sell a complete high density system, the MediaEngine MPX-12000, as well as a virtualized software-only vMRF when our customers choose other lower-density processing platforms. As carriers consolidate network capacity from older (3G and 2G) architectures onto new LTE architectures, they will deploy VoLTE applications. Our MediaEngine provides the needed media processing capability that delivers audio, video or other multimedia modalities over LTE wireless networks.

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

◦
CellEngine software, which includes our TotalENodeB LTE and Femtotality 3G software products, is targeted at providing the communication linkage between wireless end user devices and small cell base stations that mobile carriers are deploying to optimize wireless network spectrum utilization and coverage. Our focus is providing software applications which enable small 3G and LTE operator-controlled, low-power wireless base stations (known as small cells, femtocells, enterprise femtocells and picocells) that enable improved cellular coverage and capacity for homes and enterprises as well as metropolitan and rural areas. Additionally, we leverage our CellEngine technology to enable small cell applications to capture share in adjacent markets such as aerospace and defense as well as manufacturing and test environments.

◦
Also included in this segment is our Professional Service organization which is staffed with telecommunications experts who are available to assist our customers as they develop their own unique telecommunications products and applications. Our strategy is to enable the efficient and cost effective adoption of our Software-Systems products as customers integrate them into complete systems.

•
Embedded Products and Hardware Services are predominantly hardware based products that enable the control and movement of data in both 3G and LTE telecom networks. Our products enable network elements for applications such as Deep Packet Inspection ("DPI"), policy management and intelligent gateways (security, femto and LTE gateways). Our professional service organization of network experts accelerates our customers' time to market on these revenue generating assets.

First Quarter 2015 Summary

With cost reduction initiatives and personnel changes largely complete and our new strategy defined and implemented, Radisys was able to deliver revenue growth of over 10% for the three months ended March 31, 2015 from the same period in 2014 driven by 23.6% year over year growth in our Software-Systems segment and strong performance from our Embedded Products and Hardware Services segment. Coupled with reductions in our overall expense structure resulting from the previously announced restructuring actions and management's continued focus on driving efficiencies throughout the organization. We experienced a meaningful increase in our operating results. Specifically, combined R&D and SG&A expense reductions were $3.8 million, or 21.0%, in the current quarter compared to the same period in 2014. Additionally, during the quarter, we retired $18.0 million of convertible debt and generated $3.6 million in cash from operations, net of $1.6 million in payments associated with employee severances.

The following is a summary-level comparison of the three months ended March 31, 2015 and 2014:

•
Revenues increased $4.9 million to $48.7 million for the three months ended March 31, 2015 from $43.8 million for the three months ended March 31, 2014. Software-Systems revenue increased $1.8 million due to an audio conferencing deployment and recognition of previously deferred lab systems revenues in our new FlowEngine product family as we achieved customer acceptance of these initial units. Embedded Products and Hardware Services revenue increased $3.0 million, which was primarily the result of a top five customer deploying legacy network equipment for required field replacements.

•
Our gross margin increased 40 basis points ("bps") in the three months ended March 31, 2015 to 25.9% from 25.5% in the three months ended March 31, 2014. The increase is primarily the result of higher Software-Systems revenue due to favorable sales conditions, which contributed to an increase in gross margin of approximately 120 basis points. Additionally, the application of a credit from our contract manufacturer contributed an additional 120 basis points to an increase in gross margin. These gains were offset by 280 basis point reduction that was the result of a $1.4 million claim against a vendor on faulty components in the prior year that was not repeated in 2015.

•
R&D expense decreased $1.7 million to $6.7 million for the three months ended March 31, 2015 from $8.4 million for the three months ended March 31, 2014. The expense decrease is attributable to our restructuring efforts including the closure of our Penang site in the second half of 2014 and headcount reduction in our Embedded Products and Hardware Services segment, which took place in the first quarter 2015.

•
SG&A expense decreased $2.1 million to $7.5 million for the three months ended March 31, 2015 from $9.6 million for the three months ended March 31, 2014. This decrease was primarily the result of payroll, commissions, and facility expense reductions that resulted from our restructuring activities and closures of our Penang development site tied to reductions in our Embedded Products and Hardware Services segment.

•
Cash and cash equivalents on March 31, 2015 decreased $15.4 million to $15.8 million from $31.2 million on December 31, 2014. The decrease was the result of repaying $18.0 of convertible notes and capital expenditures of $0.6 million. The decrease was offset by cash generation of $3.6 million from operations, which included $1.6 million in cash restructuring payments.

Comparison of the Three Months Ended March 31, 2015 and 2014

Results of Operations

The following table sets forth certain operating data as a percentage of revenues for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
	2015	2014
Revenues	100.0%	100.0%
Cost of sales:
Cost of sales	70.0	69.9
Amortization of purchased technology	4.1	4.7
Total cost of sales	74.1	74.5
Gross margin	25.9	25.5
Research and development	13.8	19.2
Selling, general, and administrative	15.4	21.9
Intangible asset amortization	2.6	3.0
Restructuring and other charges, net	8.5	3.0
Loss from operations	(14.4)	(21.6)
Interest expense	(0.4)	(0.7)
Other income, net	0.8	0.4
Loss before income tax expense	(14.0)	(21.9)
Income tax expense	0.5	1.9
Net loss	(14.5)%	(23.8)%

Revenues

The following table sets forth operating segment revenues for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31,
	2015	2014	Change
Revenue
Software-Systems	$9,689	$7,841	23.6%
Embedded Products and Hardware Services	38,998	35,958	8.5%
Total revenues	$48,687	$43,799	11.2%

Software-Systems. Revenues in the Software-Systems segment increased $1.8 million for the three months ended March 31, 2015 from the comparable period in 2014, which was the result of an audio conferencing deployment by a top 5 customer. Additionally, we recognized $0.3 million in previously deferred revenue associated with lab systems within our FlowEngine product line upon customer acceptance.

Embedded Products and Hardware Services. Revenues in the Embedded Products and Hardware Services product group increased $3.0 million for the three months ended March 31, 2015 from the comparable period in 2014. An increase of $3.7 million in sales to a top five customer deploying legacy network equipment for required field replacements was partially offset by a net decrease of $1.1 million in sales in our COM Express and Rackmount Server product family resulting from end of life product sales.

Revenue by Geography

The following tables outline overall revenue dollars and the percentage of revenues, by geographic region, for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31,
	2015	2014	Change
North America	$21,217	$16,830	26.1%
Asia Pacific	17,185	17,495	(1.8)
Europe, the Middle East and Africa ("EMEA")	10,285	9,474	8.6
Total	$48,687	$43,799	11.2%

	Three Months Ended
	March 31,
	2015	2014
North America	43.6%	38.5%
Asia Pacific	35.3	39.9
EMEA	21.1	21.6
Total	100.0%	100.0%

North America. Revenues from the North America region increased $4.4 million for the three months ended March 31, 2015 from the comparable period in 2014. This was driven by a $2.6 million last-time buy of legacy ATCA products to one customer and a $1.0 million increase in ATCA product revenue associated with a customer's VoLTE deployments. Additionally, revenue associated with our FlowEngine product line grew $0.7 million as the result of sales to two North American customers.

Asia Pacific. Revenues from the Asia Pacific region decreased $0.3 million for the three months ended March 31, 2015 from the comparable period in 2014. Shipments to major customers in this region have been consistent quarter over quarter given the state of deployment activity.

EMEA. Revenues from the EMEA region increased $0.8 million for the three months ended March 31, 2015 from the comparable period in 2014. The increase was the result of a legacy audio conferencing deployment by a top 5 customer and offset by decreased sales of our Embedded Products and Hardware Services products resulting from 2014 end of life product announcements which resulted in final demand for those products.

We currently expect continued fluctuations in the revenue contribution from each geographic region. Additionally, we expect non-U.S. revenues to remain a significant portion of our revenues.

Gross Margin

The following table sets forth operating segment gross margins for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31,
	2015	2014	Change
Gross margin
Software-Systems	$5,328	$5,198	2.5%
Embedded Products and Hardware Services	9,344	8,135	14.9
Corporate and other	(2,046)	(2,185)	(6.4)
Total gross margin	$12,626	$11,148	13.3%

	Three Months Ended
	March 31,
	2015	2014	Change
Gross margin
Software-Systems	55.0%	66.3%	(17.0)%
Embedded Products and Hardware Services	24.0	22.6	6.2
Corporate and other	—	—	—
Total gross margin	25.9%	25.5%	1.6%

Software-Systems. Gross margin decreased 1,130 basis points to 55.0% for the three months ended March 31, 2015 from 66.3% in the comparable period of 2014. We experienced an increase of approximately 500 basis points due to product mix and improvement in margins in our professional service organization which was offset by a decrease attributed to a $1.4 million credit from a vendor claim on faulty components that was realized in the first quarter 2014 and not repeated in 2015.

Embedded Products and Hardware Services. Gross margin increased 134 basis points to 24.0% for the three months ended March 31, 2015 from 22.6% in the comparable period of 2014. A decrease of 15 basis points due to product mix resulting from an increase of $3.8 million from our legacy product revenues and offset by an increase of approximately 150 basis points resulting from the utilization of a credit from our contract manufacturer that was applied to repair and service work that otherwise would be a component of cost of sales.

Corporate and other. Gross margin increased $0.1 million to a deficit of $2.0 million from a deficit of $2.2 million for the three months ended March 31, 2015 from the comparable period in 2014. Items in Corporate and other cost of sales include amortization of intangible assets, stock compensation and restructuring and other expenses which are not allocated to our operating segments.

Operating Expenses

The following table summarizes our operating expenses for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31,
	2015	2014	Change
Research and development	$6,724	$8,419	(20.1)%
Selling, general and administrative	7,500	9,596	(21.8)
Intangible asset amortization	1,260	1,297	(2.9)
Restructuring and other charges, net	4,135	1,300	218.1
Total	$19,619	$20,612	(4.8)%

Research and Development

R&D expenses consist primarily of personnel costs, product development costs, and related equipment expenses. R&D expenses decreased $1.7 million for the three months ended March 31, 2015 from the comparable period in 2014. The expense reduction is attributable to our restructuring efforts tied to our Embedded Products and Hardware Services segment, which included the closure of our Penang development site in the second half of 2014 and further personnel reductions in the first quarter of 2015. This enabled the reduction of salary and temporary help expense by $1.4 million and facility related costs by $0.3 million for the three months ended March 31, 2015 from the comparable period in 2014. R&D headcount decreased year over year from 408 at March 31, 2014 to 360 at March 31, 2015.

Selling, General, and Administrative

SG&A expenses consist primarily of salary, commissions, bonuses and benefits for sales, marketing and administrative personnel, as well as professional service providers and the costs of other general corporate activities. SG&A expenses decreased $2.1 million for the three months ended March 31, 2015 from the comparable period in 2014. Restructuring efforts in 2014 and the first quarter of 2015 associated with our Embedded Products and Hardware Service segment drove headcount reductions and contributed to a decrease in employee salary related expenses of $1.2 million, commission expense of $0.3 million and facility related costs of $0.2 million. Further, depreciation of fixed assets decreased $0.2 million for the three months ended March 31, 2015 from the comparable period in 2014 as a result of more disciplined capital spending in 2014 and the first quarter of 2015. SG&A headcount decreased from 170 at March 31, 2014 to 124 at March 31, 2015.

Intangible Asset Amortization

Intangible asset amortization for the three months ended March 31, 2015 was comparable with the same periods in 2014 due to routine amortization of acquired intangible assets. During the quarter ended March 31, 2015, we analyzed our long-lived assets for impairment and concluded there that there was no indication of triggering events that may lead to an impairment evaluation.

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

The increase in restructuring and other charges, net for the three months ended March 31, 2015 from the comparable period in 2014 is primarily due to restructuring actions associated with our Penang development site closures and our Embedded Products and Hardware Services segment.

Restructuring and other charges, net for the three months ended March 31, 2015 include the following:

•
$4.0 million net expense relating to the severance of 130 employees primarily within Asia and North America. These actions were in connection with the restructuring of our Embedded Products and Hardware Services segment's research and development and sales and general administrative functions and are presented net of reductions resulting from changes in previously estimated amounts for employee severance and associated payroll costs; and

•	$0.1 million legal expenses associated with non-operating strategic projects, which processes were concluded in the first quarter of 2015.

Restructuring and other charges for the three months ended March 31, 2014 include the following:

•
$0.9 million net expense relating to the severance of employees in connection with the previously reported Penang development site closure, as well as severance for four additional employees, net of reductions resulting from changes in previously estimated amounts for employee severance and associated payroll costs; and

•
$0.4 million net expense principally associated with asset write-offs and personnel overlap resulting from resource consolidations primarily associated with the Shanghai and Penang development site closures.

Stock-based Compensation Expense

Included within cost of sales, R&D and SG&A are stock-based compensation expenses that consists of the amortization of unvested stock options, restricted stock units and employee stock purchase plan ("ESPP") expense. We incurred and recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014	Change
Cost of sales	$53	$131	(59.5)%
Research and development	132	229	(42.4)
Selling, general and administrative	474	761	(37.7)
Total	$659	$1,121	(41.2)%

Stock-based compensation expense decreased $0.5 million for the three months ended March 31, 2015 from the comparable period in 2014. Expense associated with LTIP performance stock awards decreased $0.3 million primarily as a result of the 2015 LTIP grant occurring in March 2015 resulting in two months less LTIP expense recognition compared to the first quarter of 2014.

Income (Loss) from Operations

The following table summarizes our income (loss) from operations (in thousands):

	Three Months Ended
	March 31,
	2015	2014	Change
Income (loss) from operations
Software-Systems	$(2,902)	$(2,864)	(1.3)%
Embedded Products and Hardware Services	3,957	(828)	577.9%
Corporate and other	(8,048)	(5,772)	(39.4)%
Total income (loss) from operations	$(6,993)	$(9,464)	26.1%

Software-Systems. Loss from operations was flat at $2.9 million for the three months ended March 31, 2015 and March 31, 2014. The net impact of revenue growth of $1.8 million in the first quarter 2015 was offset by impact of a $1.4 million credit from a vendor claim on faulty components that was realized in the first quarter 2014 and not repeated in 2015 and further offset by increased investment in our FlowEngine product line.

Embedded Products and Hardware Services. Income (loss) from operations improved by $4.8 million to income of $4.0 million for the three months ended March 31, 2015 from a loss of $0.8 million in the comparable period in 2014. The increase is attributable to a $2.6 million decrease in operating expenses primarily the result of previously disclosed restructuring actions and a $1.2 million improvement in gross margin resulting from our contract manufacturing transition and increased revenues.

Corporate and other. Items in Corporate and other loss from operations are amortization of intangible assets, stock compensation, restructuring and other, and impairment expenses. Loss from operations increased $2.3 million to $8.0 million for the three months ended March 31, 2015 from $5.8 million in the comparable period in 2014. The increase is attributable to a $2.8 million increase in restructuring and other expenses, which was offset by and a $0.5 million decrease in stock compensation expense.

Non-Operating Expenses

The following table summarizes our non-operating expenses (in thousands):

	Three Months Ended
	March 31,
	2015	2014	Change
Interest expense	$(217)	$(287)	(24.4)%
Interest income	47	9	422.2
Other income, net	350	170	105.9
Total	$180	$(108)	(266.7)%

Interest Expense

Interest expense includes interest incurred on our convertible senior notes and our revolving line of credit. We repaid the $18 million 2015 Convertible Notes on February 17, 2015 which resulted in lower interest expense in the three months ended March 31, 2015 compared to the same period in the prior year.

Other Income, Net

For the three months ended March 31, 2015, other income increased $0.2 million from the comparable period in 2014 primarily due to favorable cash flow hedge exchange rates between the Indian Rupee and the US Dollar and favorable currency movements due to strengthening of the US Dollar.

Income Tax Provision

The following table summarizes our income tax provision (in thousands):

	Three Months Ended
	March 31,
	2015	2014	Change
Income tax expense	$240	$862	(72.2)%

We recorded tax expense of $0.2 million for the three months ended March 31, 2015. Our effective tax rates for the three months ended March 31, 2015 and 2014 were 3.5% and 9.0%, respectively. The effective tax rate fluctuation is mainly due to income tax rate differences among the jurisdictions in which pretax income (loss) is generated as well as the impact of the full valuation allowance against our U.S. net deferred tax assets.

Liquidity and Capital Resources

The following table summarizes selected financial information as of the dates indicated (in thousands):

	March 31, 2015	December 31, 2014	March 31, 2014
Cash and cash equivalents	$15,846	$31,242	$42,264
Working capital	21,175	23,240	25,958
Accounts receivable, net	41,716	43,845	37,547
Inventories, net	15,727	18,475	23,891
Accounts payable	25,385	33,679	32,245
Line of credit	10,000	10,000	15,000
2015 convertible senior notes	—	18,000	18,000

Cash Flows

As of March 31, 2015, the amount of cash held by our foreign subsidiaries was $4.8 million. It is not our intent to permanently reinvest funds in certain of our foreign entities, and we expect to repatriate cash from these foreign entities on an ongoing basis in future periods. Repatriation of funds from these foreign entities is not expected to result in actual cash tax payments due to the utilization of previously generated operating losses of our U.S. entity.

Cash and cash equivalents decreased by $15.4 million to $15.8 million as of March 31, 2015 from $31.2 million as of December 31, 2014. Activities impacting cash and cash equivalents were as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Operating Activities
Net loss	(7,053)	$(10,434)
Non-cash adjustments	5,821	9,140
Changes in operating assets and liabilities	4,860	(1,910)
Cash provided by (used in) operating activities	3,628	(3,204)
Cash used in investing activities	(640)	(678)
Cash provided by (used in) financing activities	(17,992)	20,645
Effects of exchange rate changes	(392)	19
Net increase (decrease) in cash and cash equivalents	$(15,396)	$16,782

Cash generated by operating activities during the three months ended March 31, 2015 was $3.6 million. For the three months ended March 31, 2015, primary impacts to changes in our working capital consisted of the following:

•	Accounts receivable decreased $2.1 million due to the collection of receivables that were outstanding at the beginning of the year that had extended payment terms;

•	Other receivables decreased $3.9 million as the result of the collection of receivables from the sale of inventory to our new contract manufacturer;

•	Inventories decreased by $2.8 million due to continued discipline to build to order inventory forecasting;

•
Accounts payable decreased $8.2 million due to payments made to our contract manufacturing partners and improvement of our days payable outstanding from 93.5 to 68.1 as our past due payables decreased $4.2 million from the prior year;

•	Deferred revenue increased $1.3 million due to annual customer maintenance renewals; and

•	Accrued restructuring expense increased $2.4 million due primarily to severance accruals made for employee-related restructuring activities.

Cash used in investing activities during the three months ended March 31, 2015 of $0.6 million was associated with ongoing capital expenditures across both of our segments.

Cash used in financing activities during the three months ended March 31, 2015 of $18.0 million is attributable to the repayment of the $18.0 million outstanding balance of the 2015 convertible senior notes. During the quarter we borrowed an additional $7.0 million on our Silicon Valley Bank line of credit to meet intra-quarter cash requirements and repaid the borrowing within a period of four weeks. We may continue to borrow additional funds against our line of credit to meet short term intra-quarter needs on an ongoing basis; however, we expect to repay any such borrowings within the quarter as we navigate the timing of payables to our contract manufacturer and customer payments.

Line of Credit

Silicon Valley Bank

On March 14, 2014, we entered into an amended and restated $25.0 million secured revolving line of credit agreement with Silicon Valley Bank ("SVB") (as amended, the "2014 Agreement"), which has a stated maturity date of July 28, 2016. On May 30, 2014 the 2014 Agreement was amended to increase the letter of credit sublimit under the secured revolving credit facility from $1,000,000 to $2,000,000 or the net borrowing availability. On April 23, 2015, the 2014 Agreement was amended to further increase the letter of credit sublimit under the secured revolving credit facility from $2,000,000 to $5,000,000 or the net borrowing availability. The secured revolving credit facility under the 2014 Agreement is available for cash borrowings and is subject to a borrowing formula based upon eligible accounts receivable less outstanding letters of credit (aggregate letters of credit are not to exceed $5,000,000). Eligible accounts receivable include 80% of U.S and 65% of foreign accounts receivable (80% in certain cases), not greater than 60 days past original invoice date. The interest rate is dependent upon our Liquidity (as defined in the 2014 Agreement) when compared to a pre-determined threshold (the "Liquidity Threshold"), which is defined in the 2014 Agreement as $15.0 million, with the exception of the last month end of each quarter, where it is defined as $20.0 million. Liquidity is calculated under the 2014 Agreement as unrestricted cash plus unused availability on the revolving line of credit reduced by the outstanding principal amount of the 2015 convertible senior notes. The calculation of interest under the 2014 Agreement is as follows:

•	When Liquidity is above the Liquidity Threshold, the interest rate is the prime rate (as published in Wall Street Journal) plus 0.75%; and

•	When Liquidity is below the Liquidity Threshold, the interest rate is the prime rate (as published in Wall Street Journal) plus 2.25%.

Under the 2014 Agreement, we are required to make interest payments monthly. We were further required to pay a loan modification fee of $35,000 and a commitment fee equal to $35,000 on July 29, 2014 and will be required to pay the commitment fee annually thereafter. Under the 2014 Agreement we are required to pay the higher of actual monthly interest incurred or the interest equivalent of $10.0 million in average monthly borrowings. If we terminate the commitment under the 2014 Agreement prior to the maturity date, we are required to pay a cancellation fee equal to 1.5% of the commitment under the 2014 Agreement. As of September 1, 2014, and at all times thereafter, we are required to maintain a balance of at least $4,000,000 with SVB or its affiliates and we are required to have at least 50% of our cash with SVB or its affiliates or in an account where SVB has a control agreement.

The 2014 Agreement requires us to make certain representations, warranties and other agreements that are customary in credit agreements of this type. The 2014 Agreement also includes a financial covenant that requires us to maintain minimum Liquidity of $10.0 million tested monthly.

As of March 31, 2015 and December 31, 2014, we had an outstanding balance of $10.0 million under the 2014 Agreement. At March 31, 2015, we had $14.4 million of total borrowing availability remaining under the Agreement. At March 31, 2015, we were in compliance with all covenants under the 2014 Agreement.

2015 Convertible Senior Notes

On February 17, 2015, we repaid at maturity the entire $18.0 million outstanding balance of the 4.50% convertible senior notes due 2015 (the "2015 convertible senior notes") in accordance with the terms thereof. No convertible senior notes were converted to common stock.

Contractual Obligations

Our contractual obligations as of December 31, 2014 are summarized in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations,"of the Company's Annual Report on Form 10-K for the year ended December 31, 2014. For the three months ended March 31, 2015, there have been no material changes in our contractual obligations outside the ordinary course of business. As of March 31, 2015, we have agreements regarding foreign currency forward contracts with total contractual values of $11.3 million that mature through 2016.

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

Liquidity Outlook

At March 31, 2015, our cash and cash equivalents amounted to $15.8 million. On February 17, 2015, we repaid at maturity the $18.0 million balance of the 2015 convertible senior notes. We believe our current cash and cash equivalents, cash expected to be generated from operations and borrowings under our Silicon Valley Bank line of credit will satisfy our short and long-term expected working capital needs, capital expenditures, acquisitions, stock repurchases, and other liquidity requirements associated with our present business operations. We believe our current working capital, plus availability under the SVB line of credit, provides sufficient liquidity to operate the business at normal levels; however, if available liquidity is not sufficient to meet our operating requirements, we may, among other available options, pursue alternative financing arrangements or reduce expenditures as necessary to meet our cash requirements throughout 2015.

Critical Accounting Policies and Estimates

We reaffirm our critical accounting policies and use of estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes during the three months ended March 31, 2015 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

This report contains forward-looking statements including:

•	the Company's business strategy;

•	changes in reporting segments;

•	expectations and goals for revenues, gross margin, research and development ("R&D") expenses, selling, general and administrative ("SG&A") expenses and profits;

•	the impact of our restructuring events on future operating results, including statements related to future growth, expense savings or reduction or operational and administrative efficiencies;

•	timing of revenue recognition;

•	expected customer orders;

•	our projected liquidity;

•	future operations and market conditions;

•	industry trends or conditions and the business environment;

•	future levels of inventory and backlog and new product introductions;

•	financial performance, revenue growth, management changes or other attributes of Radisys following acquisition or divestiture activities; and

•	other statements that are not historical facts.

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

These factors include, among others, the Company's high degree of customer concentration, the use of a single contract manufacturer for a significant portion of the production of our products, as well as the success of transitioning contract manufacturing partners, customer implementation of traffic management solutions, the outcome of product trends, the market success of customers' products and solutions, the development and transition of new products and solutions, the enhancement of existing products and solutions to meet customer needs and respond to emerging technological trends, key employee attrition, the anticipated amount and timing of revenues from design wins and product orders due to the Company's customers' product development schedule, cancellations or delays, market conditions, matters affecting the embedded system industry, including changes in industry standards, changes in customer requirements and new product introductions, currency exchange rate fluctuations, changes in tariff and trade policies and other risks associated with foreign operations, actions by regulatory authorities or other third parties, cash generation, the Company's ability to successfully complete any restructuring, acquisition or divestiture activities and other factors described in "Risk Factors" and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2014, as updated in the subsequent quarterly reports on Form 10-Q. Although forward-looking statements help provide additional information about us, investors should keep in mind that forward-looking statements are only predictions, at a point in time, and are inherently less reliable than historical information.

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

Based on our policy, we have established a foreign currency exposure management program which uses derivative foreign exchange contracts to address nonfunctional currency exposures. In order to reduce the potentially adverse effects of foreign currency exchange rate fluctuations, we have entered into forward exchange contracts. These hedging transactions limit our exposure to changes in the U.S. Dollar to the Indian Rupee exchange rate, and as of March 31, 2015 the total notional or contractual value of the contracts we held was $11.3 million. These contracts will mature over the next 14 months.

Holding other variables constant, a 10% adverse fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Indian Rupee would require an adjustment of $1.1 million, decreasing our Indian Rupee hedge asset as of March 31, 2015, to a liability of $1.0 million. A 10% favorable fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Indian Rupee would result in an adjustment of $1.1 million, increasing our hedge asset as of March 31, 2015 to $1.2 million. We do not expect a 10% fluctuation to have any material impact on our operating results as the underlying hedged transactions will move in an equal and opposite direction. If there is an unfavorable movement in the Indian Rupee relative to our hedged positions this would be offset by reduced expenses, after conversion to the U.S. Dollar, associated with obligations paid for in the Indian Rupee.

Item 4. Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

During our most recent fiscal quarter ended March 31, 2015, no change occurred in the Company's "internal control over financial reporting" (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors

There are many factors that affect our business and the results of our operations, many of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors and Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in this report and our Annual Report on Form 10-K for the year ended December 31, 2014 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6. Exhibits

(a) Exhibits

Exhibit 10.1
Transition Agreement dated January 28, 2015 between the Company and Keate Despain. Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 3, 2015 (SEC File No. 000-26844).

Exhibit 10.2
Amended and Restated Executive Severance Agreement, dated October 10, 2012, between the Company and Keate Despain. Incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 3, 2015 (SEC File No. 000-26844).

Exhibit 10.3
Amended and Restated Executive Severance Agreement, dated February 17, 2015, between Radisys Corporation and Jonathan Wilson. Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 17, 2015 (SEC File No. 000-26844).

Exhibit 10.4
Executive Change of Control Agreement, dated February 17, 2015, between Radisys Corporation and Jonathan Wilson. Incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 17, 2015 (SEC File No. 000-26844).

Exhibit 31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADISYS CORPORATION
Dated:	May 1, 2015	By:	/s/ Brian Bronson
Brian Bronson
President and Chief Executive Officer

Dated:	May 1, 2015	By:	/s/ Jon Wilson
Jon Wilson
Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 10.1
Transition Agreement dated January 28, 2015 between the Company and Keate Despain. Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 3, 2015 (SEC File No. 000-26844).

Exhibit 10.2
Amended and Restated Executive Severance Agreement, dated October 10, 2012, between the Company and Keate Despain. Incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 3, 2015 (SEC File No. 000-26844).

Exhibit 10.3
Amended and Restated Executive Severance Agreement, dated February 17, 2015, between Radisys Corporation and Jonathan Wilson. Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 17, 2015 (SEC File No. 000-26844).

Exhibit 10.4
Executive Change of Control Agreement, dated February 17, 2015, between Radisys Corporation and Jonathan Wilson. Incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 17, 2015 (SEC File No. 000-26844).

Exhibit 31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase

*	Filed herewith
**	Furnished herewith