Form 10-Q
period 2015-06-30
RADISYS CORP
filed 2015-07-31
CIK 873044

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	0-26844

RADISYS CORPORATION
(Exact name of registrant as specified in its charter)

OREGON	93-0945232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5435 N.E. Dawson Creek Drive, Hillsboro, OR	97124
(Address of principal executive offices)	(Zip Code)

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

Number of shares of common stock outstanding as of July 28, 2015: 36,801,993

RADISYS CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues	$47,049	$49,964	$95,736	$93,763
Cost of sales:
Cost of sales	32,468	35,902	66,535	66,499
Amortization of purchased technology	1,980	2,055	3,974	4,109
Total cost of sales	34,448	37,957	70,509	70,608
Gross margin	12,601	12,007	25,227	23,155
Research and development	6,840	8,408	13,564	16,827
Selling, general and administrative	7,475	8,953	14,975	18,549
Intangible asset amortization	1,260	1,260	2,520	2,557
Restructuring and other charges, net	559	815	4,694	2,115
Loss from operations	(3,533)	(7,429)	(10,526)	(16,893)
Interest expense	(103)	(345)	(320)	(632)
Other income, net	161	157	558	336
Loss before income tax expense	(3,475)	(7,617)	(10,288)	(17,189)
Income tax expense	644	594	884	1,456
Net loss	$(4,119)	$(8,211)	$(11,172)	$(18,645)
Net loss per share:
Basic	$(0.11)	$(0.23)	$(0.30)	$(0.57)
Diluted	$(0.11)	$(0.23)	$(0.30)	$(0.57)
Weighted average shares outstanding:
Basic	36,741	36,096	36,695	32,980
Diluted	36,741	36,096	36,695	32,980

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss	$(4,119)	$(8,211)	$(11,172)	$(18,645)
Other comprehensive income (loss):
Translation adjustments gain (loss)	114	37	(333)	163
Net adjustment for fair value of hedge derivatives, net of tax	(51)	92	67	607
Other comprehensive income (loss)	63	129	(266)	770
Comprehensive loss	$(4,056)	$(8,082)	$(11,438)	$(17,875)

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$18,549	$31,242
Accounts receivable, net	38,951	43,845
Other receivables	3,859	6,324
Inventories, net	14,815	18,475
Other current assets	2,672	3,276
Deferred tax assets, net	184	222
Total current assets	79,030	103,384
Property and equipment, net	7,625	9,786
Intangible assets, net	36,730	43,224
Long-term deferred tax assets, net	822	858
Other assets	2,966	3,468
Total assets	$127,173	$160,720

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,991	$33,679
Accrued wages and bonuses	4,830	5,006
Deferred revenue	6,570	6,204
Line of credit	10,000	10,000
Convertible senior notes	—	18,000
Other accrued liabilities	8,540	7,255
Total current liabilities	55,931	80,144
Long-term liabilities:
Other long-term liabilities	3,035	2,800
Total long-term liabilities	3,035	2,800
Total liabilities	58,966	82,944
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock — no par value, 100,000 shares authorized; 36,673 and 36,532 shares issued and outstanding at June 30, 2015 and December 31, 2014	335,893	334,024
Accumulated deficit	(267,843)	(256,671)
Accumulated other comprehensive income:
Cumulative translation adjustments	842	1,175
Unrealized loss on hedge instruments	(685)	(752)
Total accumulated other comprehensive income	157	423
Total shareholders’ equity	68,207	77,776
Total liabilities and shareholders’ equity	$127,173	$160,720

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(11,172)	$(18,645)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,474	10,336
Inventory valuation allowance	272	1,334
Deferred income taxes	288	707
Stock-based compensation expense	1,799	2,581
Other	170	1,529
Changes in operating assets and liabilities:
Accounts receivable	4,907	(565)
Other receivables	2,507	(7,096)
Inventories	3,376	4,338
Other current assets	503	(2,008)
Accounts payable	(7,589)	(320)
Accrued restructuring	608	(778)
Accrued wages and bonuses	(176)	(1,059)
Deferred revenue	366	4,336
Other accrued liabilities	1,281	(12)
Net cash provided by (used in) operating activities	6,614	(5,322)
Cash flows from investing activities:
Capital expenditures	(1,046)	(1,277)
Net cash used in investing activities	(1,046)	(1,277)
Cash flows from financing activities:
Borrowings on line of credit	8,500	—
Payments on line of credit	(8,500)	(5,000)
Repayment of convertible subordinated notes	(18,000)	—
Proceeds from issuance of common stock	167	21,020
Other financing activities	(97)	(301)
Net cash provided by (used in) financing activities	(17,930)	15,719
Effect of exchange rate changes on cash	(331)	4
Net increase (decrease) in cash and cash equivalents	(12,693)	9,124
Cash and cash equivalents, beginning of period	31,242	25,482
Cash and cash equivalents, end of period	$18,549	$34,606
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$628	$611
Income taxes	$500	$321
The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Significant Accounting Policies

Radisys Corporation (the “Company” or “Radisys”) has adhered to the accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2014 in preparing the accompanying interim condensed consolidated financial statements. The preparation of these statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Additionally, the accompanying financial data as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

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

The following table summarizes the fair value measurements for the Company's financial instruments (in thousands):

	Fair Value Measurements as of June 30, 2015
	Total	Level 1	Level 2	Level 3
Foreign currency forward contracts	$(95)	—	$(95)	—

	Fair Value Measurements as of December 31, 2014
	Total	Level 1	Level 2	Level 3
Foreign currency forward contracts	$(83)	—	$(83)	—

Note 3 — Accounts Receivable and Other Receivables

Accounts receivable consists of sales to the Company's customers which are generally based on standard terms and conditions. Accounts receivable balances consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Accounts receivable, gross	$39,060	$43,969
Less: allowance for doubtful accounts	(109)	(124)
Accounts receivable, net	$38,951	$43,845

As of June 30, 2015 and December 31, 2014, the balance in other receivables was $3.9 million and $6.3 million. Other receivables consisted primarily of non-trade receivables including inventory sold to the Company's contract manufacturing partner on which the Company does not recognize revenue and net receivables for value-added taxes.

Note 4 — Inventories

Inventories consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$10,235	$9,219
Work-in-process	122	1,195
Finished goods	7,512	10,762
	17,869	21,176
Less: inventory valuation allowance	(3,054)	(2,701)
Inventories, net	$14,815	$18,475

Consigned inventory is held at third-party locations, which include the Company's contract manufacturing partner and customers. The Company retains title to the inventory until purchased by the third-party. Consigned inventory, consisting of raw materials and finished goods was $4.8 million and $2.6 million at June 30, 2015 and December 31, 2014.

The Company recorded the following charges associated with the valuation of inventory and the adverse purchase commitment liability (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Inventory, net	$312	$182	$272	$1,344
Adverse purchase commitments	431	281	1,007	154

Note 5 — Restructuring and Other Charges

The following table summarizes the Company's restructuring and other charges as presented in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Employee-related restructuring expenses	$(268)	$403	$3,765	$1,256
Integration-related expenses	435	539	428	992
Facility reductions	392	—	392	(6)
Fair value adjustments to Continuous Computing contingent consideration liability	—	(127)	—	(127)
Non-recurring legal expenses	—	—	109	—
Restructuring and other charges, net	$559	$815	$4,694	$2,115

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

For the three months ended June 30, 2015, the Company recorded the following restructuring charges:

•
$0.3 million net reversal of accrued severance expense for 9 of the 131 employees whose positions were initially identified as being eliminated by management. Upon further implementation of the restructuring plan, these positions were either maintained or the employees found alternative roles which resulted in no severance being paid. These actions were in connection with the restructuring of the Company's Embedded Products and Hardware Services segment's research and development and sales and general administrative functions and are presented net of reductions resulting from changes in previously estimated amounts for employee severance and associated payroll costs

•	$0.4 million integration-related net expense principally associated with asset disposals and personnel overlap resulting from resource and site consolidation actions; and

•	$0.4 million lease abandonment expense associated with reductions in certain of our international sites.

For the three months ended June 30, 2014, the Company recorded the following restructuring and other charges:

•
$0.4 million net expense relating to the severance of employees in connection with the previously reported Penang site closure, as well as severance for four additional employees, net of reductions resulting from changes in previously estimated amounts for employee severance and associated payroll costs; and

•
$0.5 million integration-related net expense principally associated with asset write-offs and personnel overlap resulting from resource consolidations primarily associated with the Shanghai and Penang site closures; and

•	$0.1 million gain due to the decrease in fair value of the Continuous Computing contingent consideration liability.

For the six months ended June 30, 2015, the Company recorded the following restructuring charges:

•
$3.8 million net expense relating to the severance of 122 employees primarily within Asia and North America. These actions were in connection with the restructuring of the Company's Embedded Products and Hardware Services segment's research and development and sales and general administrative functions and are presented net of reductions resulting from changes in previously estimated amounts for employee severance and associated payroll costs;

•	$0.4 million integration-related net expense principally associated with asset disposals and personnel overlap resulting from resource and site consolidation actions;

•	$0.4 million lease abandonment expense associated with reductions in certain of our international sites; and

•	$0.1 million legal expenses associated with non-operating strategic projects, which processes were concluded in the first quarter of 2015.

For the six months ended June 30, 2014, the Company recorded the following restructuring and other charges:

•
$1.3 million net expense relating to the severance of employees in connection with the previously reported Penang site closure, as well as severance for 14 additional employees, net of reductions resulting from changes in previously estimated amounts for employee severance and associated payroll costs;

•
$1.0 million integration-related net expense principally associated with asset disposals and personnel overlap resulting from resource consolidations primarily associated with the Penang site closures; and

•	$0.1 million gain due to the decrease in fair value of the Continuous Computing contingent liability.

Accrued restructuring, which is included in other accrued liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, consisted of the following (in thousands):

	Severance, payroll taxes and other employee benefits	Facility reductions	Total
Balance accrued as of December 31, 2014	$166	$587	$753
Additions	4,321	392	4,713
Reversals	(556)	—	(556)
Expenditures	(3,463)	(86)	(3,549)
Balance accrued as of June 30, 2015	$468	$893	$1,361

Of the $1.4 million accrued restructuring at June 30, 2015, $0.3 million is included in other long-term liabilities, with the remaining balance being included in other accrued liabilities on the Condensed Consolidated Balance Sheets.

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

Under the 2014 Agreement, the Company is required to make interest payments monthly. The Company was further required to pay a loan modification fee of $35,000 and a commitment fee equal to $35,000 on July 29, 2014 and will be required to pay the commitment fee annually thereafter. Under the 2014 Agreement the Company is required to pay the higher of actual monthly interest incurred or the interest equivalent of $10.0 million in average monthly borrowings. If the Company terminates the commitment under the 2014 Agreement prior to the maturity date, the Company is required to pay a cancellation fee equal to 1.5% of the commitment under the 2014 Agreement. As of September 1, 2014, and at all times thereafter, the Company is required to maintain a deposit account balance of at least $4,000,000 million with SVB or its affiliates and the Company is required to have at least 50% of its cash deposited with SVB or its affiliates or in an account where SVB has a control agreement.

The 2014 Agreement requires the Company to make certain representations, warranties and other agreements that are customary in credit agreements of this type. The 2014 Agreement also includes a financial covenant that requires the Company to maintain minimum Liquidity of $10.0 million tested monthly.

As of June 30, 2015 and December 31, 2014, the Company had an outstanding balance of $10.0 million under the 2014 Agreement. At June 30, 2015, the Company had $13.5 million of total borrowing availability remaining under the 2014 Agreement. At June 30, 2015, the Company was in compliance with all covenants under the 2014 Agreement.

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

The adverse purchase commitment liability is included in other accrued liabilities in the accompanying Condensed Consolidated Balance Sheets and was $2.6 million and $1.7 million as of June 30, 2015 and December 31, 2014.

Guarantees and Indemnification Obligations

As permitted under Oregon law, the Company has agreements whereby it indemnifies its officers, directors and certain finance employees for certain events or occurrences while an officer, director or employee is or was serving in such capacity at the request of the Company. The term of the indemnification period is for the officer's, director's or employee's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. To date, the Company has not incurred any costs associated with these indemnification agreements and, as a result, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2015.

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

The following is a summary of the change in the Company's warranty accrual reserve (in thousands):

	Six Months Ended
	June 30,
	2015	2014
Warranty liability balance, beginning of the period	$2,600	$3,328
Product warranty accruals	1,120	1,219
Utilization of accrual	(1,140)	(1,604)
Warranty liability balance, end of the period	$2,580	$2,943

At June 30, 2015 and December 31, 2014, $2.0 million of the warranty liability balance was included in other accrued liabilities and $0.5 million and $0.6 million was included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.

Note 9 — Basic and Diluted Net Loss per Share

A reconciliation of the numerator and the denominator used to calculate basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator
Net loss	$(4,119)	$(8,211)	$(11,172)	$(18,645)
Denominator — Basic
Weighted average shares used to calculate net loss per share, basic	36,741	36,096	36,695	32,980
Denominator — Diluted
Weighted average shares used to calculate net loss per share, basic	36,741	36,096	36,695	32,980
Effect of dilutive restricted stock units (A)	—	—	—	—
Effect of dilutive stock options (A)	—	—	—	—
Weighted average shares used to calculate net loss per share, diluted	36,741	36,096	36,695	32,980
Net loss per share
Basic	$(0.11)	$(0.23)	$(0.30)	$(0.57)
Diluted	$(0.11)	$(0.23)	$(0.30)	$(0.57)

(A)	For the three and six months ended June 30, 2015 and 2014, the following equity awards, by type, were excluded from the calculation, as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Stock options	2,839	3,042	2,839	3,042
Restricted stock units	241	300	241	300
Performance based restricted stock units (B)	1,450	409	1,450	409
Total equity award shares excluded	4,530	3,751	4,530	3,751

(B)
2014 performance based restricted stock units are presented based on attainment of 100% of the performance goals being met. The maximum multiplier for a given semi-annual performance period was 2.75x the original grant and overall achievement was limited to a maximum of 2.5x of the target award over the entire performance period (Note 11 —Stock-based Compensation). Based on this formula, the maximum number of shares that could have been earned was 1.0 million for the three and six months ended June 30, 2014. The 2015 performance based restricted stock units do not have a multiplier feature (Note 11 —Stock-based Compensation) and are presented based on attainment of 100% of the performance goals being met.

Note 10 — Income Taxes

The Company's effective tax rate for the three months ended June 30, 2015 differs from the statutory rate due to a full valuation allowance provided against its United States (“U.S.”) net deferred tax assets, and taxes on foreign income that differ from the U.S. tax rate.

The Company utilizes the asset and liability method of accounting for income taxes. The Company records deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon the Company's review of all positive and negative evidence, including its three year U.S. cumulative pre-tax book loss and taxable loss, it concluded that a full and a partial valuation allowance should continue to be recorded against its U.S. and Canadian net deferred tax assets at June 30, 2015. In certain other foreign jurisdictions, where the Company does not have cumulative losses or other negative evidence, the Company had net deferred tax assets of $1.0 million and $1.1 million at June 30, 2015 and December 31, 2014. In the future, if the Company determines that it is more likely than not that it will realize its U.S. and Canadian net deferred tax assets, it will reverse the applicable portion of the valuation allowance and recognize an income tax benefit in the period in which such determination is made.

The ending balance for the unrecognized tax benefits was approximately $3.7 million at June 30, 2015. The related interest and penalties were $0.6 million and $0.3 million. The uncertain tax positions that are reasonably possible to decrease in the next twelve months are insignificant.

The Company is currently under tax examination in India. The periods covered under examination are the Company's financial years 2006 through 2008 and 2010 through 2012. The examination is in various stages of appellate proceedings and all material uncertain tax positions associated with the examination have been taken into account in the ending balance of the unrecognized tax benefits at June 30, 2015. As of June 30, 2015, the Company is not under examination by tax authorities in any other jurisdictions.

Note 11 — Stock-based Compensation

The following table summarizes awards granted under the Radisys Corporation 2007 and LTIP Stock Plans (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Stock options	—	20	555	69
Restricted stock units	160	91	165	92
Performance based restricted stock awards (A)	—	5	1,450	172
Total	160	116	2,170	333

(A)
On March 2, 2015, the Company granted performance based restricted stock units ("PRSUs") with a performance period starting on March 2, 2015 and ending on March 2, 2019 that on the performance measurement date following the achievement of the following market condition stock price hurdles:

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

Stock-based compensation was recognized and allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Cost of sales	$89	$151	$142	$282
Research and development	257	324	389	553
Selling, general and administrative	794	985	1,268	1,746
Total	$1,140	$1,460	$1,799	$2,581

Note 12 — Hedging

The Company’s activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates. The Company manages these risks through the use of forward exchange contracts, designated as foreign-currency cash flow hedges, in an attempt to reduce the potentially adverse effects of foreign currency exchange rate fluctuations that occur in the normal course of business. As such, the Company’s hedging activities are employed solely for risk management purposes. All hedging transactions are conducted with, in the opinion of management, financially stable and reputable financial institutions. As of June 30, 2015 and December 31, 2014, the only hedge instruments executed by the Company are associated with its exposure to fluctuations in the Indian Rupee, which result from obligations such as payroll and rent paid in this currency.

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

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives are expected to remain highly effective in future periods. For the three and six months ended June 30, 2015 and 2014, the Company had no hedge ineffectiveness.

During the three and six months ended June 30, 2015 and 2014, the Company did not enter into any new foreign currency forward contracts.

 A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments designated as cash flow hedges at June 30, 2015 is as follows (in thousands):

	Contractual/ Notional Amount	Condensed Consolidated Balance Sheet Classification	Estimated Fair Value
Type of Cash Flow Hedge			Asset	(Liability)
Foreign currency forward exchange contracts	$8,179	Other accrued liabilities	$—	$(95)

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

There were no ineffective hedges for the three and six months ended June 30, 2015 and 2014. The following table summarizes the effect of derivative instruments on the consolidated financial statements as a loss (gain) as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Cost of sales	$33	$27	$29	$113
Research and development	55	45	49	187
Selling, general and administrative	(9)	26	(8)	97
Total	$79	$98	$70	$397

The following is a summary of changes to comprehensive income (loss) associated with the Company's hedging activities (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Beginning balance of unrealized loss on forward exchange contracts	$(634)	$(360)	$(752)	$(875)
Other comprehensive loss before reclassifications	(130)	(6)	(3)	210
Amounts reclassified from other comprehensive income	79	98	70	397
Other comprehensive income (loss)	(51)	92	67	607
Ending balance of unrealized loss on forward exchange contracts	$(685)	$(268)	$(685)	$(268)

Over the next twelve months, the Company expects to reclassify into earnings a loss of approximately $0.5 million currently recorded as accumulated other comprehensive income, as a result of the maturity of currently held forward exchange contracts.

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

Note 13 — Segment Information

During the first quarter of 2015, the Company implemented strategic and organizational changes that resulted in measuring the performance of the Company's product line in two segments: Software-Systems and Embedded Products and Hardware Services. The Company's Chief Executive Officer, or chief operating decision maker, regularly reviews discrete financial information for purposes of allocating resources and assessing the performance of each segment:

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

The Company recorded the following revenues, gross margin and income (loss) from operations by operating segment for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue
Software-Systems	$14,170	$10,400	$23,859	$18,241
Embedded Products and Hardware Services	32,879	39,564	71,877	75,522
Total revenues	$47,049	$49,964	$95,736	$93,763

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Gross margin
Software-Systems	$7,945	$5,816	$13,273	$11,014
Embedded Products and Hardware Services	6,725	8,397	16,069	16,532
Corporate and other	(2,069)	(2,206)	(4,115)	(4,391)
Total gross margin	$12,601	$12,007	$25,227	$23,155

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Income (loss) from operations
Software-Systems	$(967)	$(1,848)	$(3,869)	$(4,712)
Embedded Products and Hardware Services	2,373	9	6,330	(819)
Corporate and other	(4,939)	(5,590)	(12,987)	(11,362)
Total loss from operations	$(3,533)	$(7,429)	$(10,526)	$(16,893)

Assets are not allocated to segments for internal reporting presentations. A portion of depreciation is allocated to the respective segment. It is impracticable for the Company to separately identify the amount of depreciation by segment that is included in the measure of segment profit or loss.

Revenues by geographic area were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
United States	$18,472	$19,025	$39,644	$34,731
Other North America	242	579	287	1,703
China	8,862	7,953	20,555	14,980
Japan	3,761	2,674	6,144	9,882
India	5,186	1,388	5,935	1,627
Other Asia Pacific	3,816	3,585	6,176	6,606
Asia Pacific ("APAC")	21,625	15,600	38,810	33,095
Netherlands	2,825	6,130	7,187	11,169
Other EMEA	3,885	8,630	9,808	13,065
Europe, the Middle East and Africa (“EMEA”)	6,710	14,760	16,995	24,234
Foreign Countries	28,577	30,939	56,092	59,032
Total	$47,049	$49,964	$95,736	$93,763

Long-lived assets by geographic area are as follows (in thousands):

	June 30, 2015	December 31, 2014
Property and equipment, net
United States	$3,796	$4,558
Other North America	377	672
China	1,609	2,427
Other APAC	2	11
Total APAC	1,611	2,438
India	1,839	2,115
Other EMEA	2	3
Total EMEA	1,841	2,118
Foreign Countries	3,829	5,228
Total property and equipment, net	$7,625	$9,786

Intangible assets, net
United States	$36,730	$43,224
Total intangible assets, net	$36,730	$43,224

The following customers accounted for more than 10% of the Company's total revenues:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Nokia Networks	17.7%	18.6%	22.1%	18.3%
Philips Healthcare	N/A	16.0%	10.0%	15.1%
NEC	N/A	N/A	N/A	10.6%
An Asian Carrier	10.5%	N/A	N/A	N/A
Mavenir Systems	10.5%	N/A	N/A	N/A

The following customers accounted for more than 10% of accounts receivable:
	June 30, 2015	December 31, 2014
Nokia Networks	10.1%	18.5%
Philips Healthcare	N/A	13.9%
An Asian Carrier	15.0%	N/A
Sanmina SCI Corp (A)	14.6%	N/A
Mavenir Systems	11.2%	N/A

(A) Sanmina SCI Corp is an integrator for certain of Radisys' customers, with the accounts receivable balance principally comprised of shipments to Nokia Networks.

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

Second Quarter 2015 Summary

Both of our segments performed well in the second quarter of 2015 with improvement in key operating metrics sequentially as well as year-over-year. Software-Systems revenue increased $3.8 million, or 36.3% and Embedded Products and Hardware Services' income from operations increased $2.4 million to $2.4 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Software-Systems revenue growth was enabled largely by a meaningful MediaEngine product sale to a large Asian carrier deploying our product in their VoLTE rollout as well as continued growth in our FlowEngine product line enabled by further revenue tied to lab units deployed with a large North American carrier. While revenue declined $6.7 million from the same quarter in 2014, Embedded Products and Hardware Services income from operations growth was enabled by $4.0 million of reductions in operating expenses year-over-year. Additionally, during the quarter, we strengthened our balance sheet by generating $3.0 million in cash from operations, which is net of $1.9 million in payments associated with employee severance tied to our restructuring plan announced in the first quarter of 2015. Cash payments associated with this plan were largely complete as of the second quarter of 2015, with $0.5 million remaining to be paid in the third quarter of 2015.

The following is a summary-level comparison of the three months ended June 30, 2015 and 2014:

•
Revenues decreased $2.9 million to $47.0 million for the three months ended June 30, 2015 from $50.0 million for the three months ended June 30, 2014. Software-Systems revenue increased $3.8 million due to a VoLTE deployment with a large Asian carrier and the acceptance of additional lab systems in our new FlowEngine product family. Embedded Products and Hardware Services revenue decreased $6.7 million, and was the result of last time buys of legacy products in the prior year.

•
Our gross margin increased 280 basis points ("bps") in the three months ended June 30, 2015 to 26.8% from 24.0% in the three months ended June 30, 2014. The increase is the result of the 36.3% growth in Software-Systems revenue in the current quarter which generally carry higher gross margins than Embedded Products and Hardware Service products.

•
R&D expense decreased $1.6 million to $6.8 million for the three months ended June 30, 2015 from $8.4 million for the three months ended June 30, 2014. The expense decrease is attributable to our restructuring efforts including the closure of our Penang site in the second half of 2014 and headcount reduction in our Embedded Products and Hardware Services segment, which were completed in the first half of 2015.

•
SG&A expense decreased $1.5 million to $7.5 million for the three months ended June 30, 2015 from $9.0 million for the three months ended June 30, 2014. This decrease was the result of payroll, commissions, and facility expense reductions that resulted from our restructuring activities, including the closure of our Penang development site in the second half of 2014 as well as reductions to our Asian and North American sites at the beginning of 2015 tied to reductions in our Embedded Products and Hardware Services segment.

•
Cash and cash equivalents on June 30, 2015 decreased $12.7 million to $18.5 million from $31.2 million at December 31, 2014. The decrease was the result of repaying $18.0 million of convertible notes and capital expenditures of $1.0 million. The decrease was offset by cash generation from operations of $6.6 million, net of $3.5 million in cash restructuring payments.

Comparison of the Three and Six Months Ended June 30, 2015 and 2014

Results of Operations

The following table sets forth certain operating data as a percentage of revenues for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales:
Cost of sales	69.0	71.9	69.5	70.9
Amortization of purchased technology	4.2	4.1	4.1	4.4
Total cost of sales	73.2	76.0	73.6	75.3
Gross margin	26.8	24.0	26.4	24.7
Research and development	14.5	16.8	14.2	17.9
Selling, general, and administrative	15.9	17.9	15.6	19.8
Intangible asset amortization	2.7	2.5	2.5	2.7
Restructuring and other charges, net	1.2	1.6	4.9	2.3
Loss from operations	(7.5)	(14.8)	(10.8)	(18.0)
Interest expense	(0.2)	(0.7)	(0.3)	(0.7)
Other income, net	0.8	0.3	0.5	0.4
Loss before income tax expense	(6.9)	(15.2)	(10.6)	(18.3)
Income tax expense	1.4	1.2	0.9	1.6
Net loss	(8.3)%	(16.4)%	(11.5)%	(19.9)%

Revenues

The following table sets forth operating segment revenues for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
Revenue
Software-Systems	$14,170	$10,400	36.3%	$23,859	$18,241	30.8%
Embedded Products and Hardware Services	32,879	39,564	(16.9)	71,877	75,522	(4.8)
Total revenues	$47,049	$49,964	(5.8)%	$95,736	$93,763	2.1%

Software-Systems. Revenues in the Software-Systems segment increased $3.8 million and $5.6 million for the three and six months ended June 30, 2015 from the comparable periods in 2014. For both periods, we realized a $3.9 million increase in sales to a large Asian carrier currently deploying our MediaEngine product to enable their VoLTE roll-out. Further strength in our MediaEngine product line for the three and six months ended June 30, 2015 resulted from an expected acceleration in revenues from our channel partners associated with the roll-out of VoLTE by carriers largely across Europe and Asia. Our FlowEngine revenue increases of $0.9 million and $1.6 million in the three and six months ended June 30, 2015 were attributable to attaining customer acceptance of systems deployed in the lab of a large North American carrier. These gains in the three months ended June 30, 2015 were offset by an expected $1.1 million decline in audio conferencing sales from a top five customer due to the timing of deployments.

Embedded Products and Hardware Services. Revenues in the Embedded Products and Hardware Services product group decreased $6.7 million and $3.6 million for the three and six months ended June 30, 2015 from the comparable periods in 2014.

This was attributable to a decrease in sales from our legacy embedded systems and COM Express and Rackmount Server product families due to last time buys in 2014 resulting from management's decisions to discontinue certain products as we streamlined our product offerings. In the first half of 2015, these declines were offset by a $2.2 million increase in sales to a top five customer deploying legacy network equipment for required field replacements in the current year.

Revenue by Geography

The following tables outline overall revenue dollars and the percentage of revenues, by geographic region, for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
North America	$18,714	$19,604	(4.5)%	$39,931	$36,434	9.6%
Asia Pacific	21,625	15,600	38.6	38,810	33,095	17.3
Europe, the Middle East and Africa ("EMEA")	6,710	14,760	(54.5)	16,995	24,234	(29.9)
Total	$47,049	$49,964	(5.8)%	$95,736	$93,763	2.1%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
North America	39.8%	39.3%	41.7%	38.9%
Asia Pacific	46.0	31.2	40.5	35.3
EMEA	14.2	29.5	17.8	25.8
Total	100.0%	100.0%	100.0%	100.0%

North America. Revenues from the North America region decreased $0.9 million for the three months ended June 30, 2015 from the comparable period in 2014 due to a decrease in MediaEngine audio conferencing sales to a top five customer.

For the six months ended June 30, 2015, revenues from the North America region increased $3.5 million from the comparable period in 2014. This was due to a $2.6 million last-time buy of legacy ATCA products to a single North American customer and a $1.6 million increase in our FlowEngine product family resulting from the sale of lab units to a large North American carrier.

Asia Pacific. Revenues from the Asia Pacific region increased $6.0 million and $5.7 million for the three and six months ended June 30, 2015 from the comparable periods in 2014. The increase was driven by a $3.9 million increase in sales to a major Asian carrier in both periods who is currently deploying our MediaEngine product as part of their VoLTE roll-out. Additionally, a top five customer transitioned its operations from the EMEA region to the Asia Pacific region.

EMEA. Revenues from the EMEA region decreased $8.1 million and $7.2 million for the three and six months ended June 30, 2015 from the comparable periods in 2014. The decrease was due to a $4.3 million and $4.7 million reduction in revenue of for the three and six months ended June 30, 2015 from a customer who made last-time buys of discontinued COM Express and Rackmount Server products. Additionally, a top five customer transitioned its operations from the EMEA region to the Asia Pacific region.

We currently expect continued fluctuations in the revenue contribution from each geographic region. Additionally, we expect non-U.S. revenues to remain a significant portion of our revenues.

Gross Margin

The following table sets forth operating segment gross margins for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
Gross margin
Software-Systems	$7,945	$5,816	36.6%	$13,273	$11,014	20.5%
Embedded Products and Hardware Services	6,725	8,397	(19.9)	16,069	16,532	(2.8)
Corporate and other	(2,069)	(2,206)	(6.2)	(4,115)	(4,391)	(6.3)
Total gross margin	$12,601	$12,007	4.9%	$25,227	$23,155	8.9%

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
Gross margin
Software-Systems	56.1%	55.9%	0.4%	55.6%	60.4%	(7.9)%
Embedded Products and Hardware Services	20.5	21.2	(3.3)	22.4	21.9	2.3
Corporate and other	—	—	—	—	—	—
Total gross margin	26.8%	24.0%	11.7%	26.4%	24.7%	6.9%

Software-Systems. Gross margin increased 20 basis points to 56.1% for the three months ended June 30, 2015 from 55.9% in the comparable period of 2014. The modest growth for the three months ended resulted from a higher proportion of product sales, offset by a higher mix of systems delivered to the large Asian carrier deploying MediaEngine for its VoLTE roll-out.

For the six months ended June 30, 2015, gross margin decreased 480 basis points to 55.6% from 60.4% in the comparable period of 2014. The decrease in gross margin was attributable to a $1.4 million credit from a vendor claim on faulty components that was realized in the first quarter 2014 and not repeated in 2015.

Embedded Products and Hardware Services. Gross margin decreased 70 basis points to 20.5% for the three months ended June 30, 2015 from 21.2% in the comparable period in 2014. This was the result of the $6.7 million decrease in segment revenue which absorbed a lower percentage of our fixed costs.

For the six months ended June 30, 2015, gross margin increased 50 basis points to 22.4% from 21.9% in the comparable period of 2014. The increase is attributable to the utilization of a credit from our contract manufacturer in the first quarter 2015 that was applied to repair and service work that otherwise would be a component of cost of sales offset by a decrease in segment revenue which absorbed a lower percentage of our fixed costs.

Corporate and other. Gross margin increased $0.1 million and $0.3 million to a deficit of $2.1 million and $4.1 million for the three and six months ended June 30, 2015 from a deficit of $2.2 million and $4.4 million from the comparable period in 2014. The majority of Corporate and other gross margin results from the amortization of operating intangible assets. Due to amortization being recognized on a straight-line basis, there have not been significant period over period changes.

Operating Expenses

The following table summarizes our operating expenses for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
Research and development	$6,840	$8,408	(18.6)%	$13,564	$16,827	(19.4)%
Selling, general and administrative	7,475	8,953	(16.5)	14,975	18,549	(19.3)
Intangible asset amortization	1,260	1,260	—	2,520	2,557	(1.4)
Restructuring and other charges, net	559	815	(31.4)	4,694	2,115	121.9
Total	$16,134	$19,436	(17.0)%	$35,753	$40,048	(10.7)%

Research and Development

R&D expenses consist primarily of personnel costs, product development costs, and related equipment expenses. R&D expenses decreased $1.6 million and $3.3 million for the three and six months ended June 30, 2015 from the comparable periods in 2014. The expense reductions are attributable to our restructuring efforts tied to our Embedded Products and Hardware Services segment, which included the closure of our Penang development site in the second half of 2014 and further personnel reductions in the first half of 2015 primarily in Asia and North America. This enabled the reduction of salary and temporary help expense by $1.8 million and $3.1 million and facility related costs of $0.1 million and $0.4 million for the three and six months ended June 30, 2015 from the comparable periods in 2014. R&D headcount decreased year over year to 332 at June 30, 2015 from 411 at June 30, 2014.

Selling, General, and Administrative

SG&A expenses consist primarily of salary, commissions, bonuses and benefits for sales, marketing and administrative personnel, as well as professional service providers and the costs of other general corporate activities. SG&A expenses decreased $1.5 million and $3.6 million for the three and six months ended June 30, 2015 from the comparable periods in 2014. Restructuring efforts in 2014 and the first half of 2015 associated with our Embedded Products and Hardware Service segment drove headcount reductions and contributed to a decrease in employee salary related expenses of $1.0 million and $2.4 million and facility related costs of $0.1 million and $0.3 million for the three and six months ended June 30, 2015. Further, depreciation of fixed assets decreased $0.2 million and $0.5 million for the three and six months ended June 30, 2015 from the comparable periods in 2014 as a result of more disciplined capital spending in the first half of 2015. SG&A headcount decreased from 169 at June 30, 2014 to 116 at June 30, 2015.

Intangible Asset Amortization

Intangible asset amortization for the three and six months ended June 30, 2015 was comparable with the same periods in 2014 due to routine amortization of acquired intangible assets. No triggering events occurred during the quarter ended June 30, 2015, that could potentially result in management performing an impairment evaluation of our intangible assets.

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

The change in restructuring and other charges, net for the three and six months ended June 30, 2015 from the comparable period in 2014 is primarily due to restructuring actions associated with our Penang development site closures, Burnaby and Shenzhen site reductions and other actions associated with restructuring efforts in our Embedded Products and Hardware Services segment.

Restructuring and other charges, net for the three months ended June 30, 2015 include the following:

•
$0.3 million net reversal of accrued severance expense for 9 of the 131 employees whose positions were initially identified as being eliminated by management. Upon further implementation of the restructuring plan, these positions were either maintained, or the employees found alternative roles, which resulted in no severance being paid. These actions were in connection with the restructuring of our Embedded Products and Hardware Services segment's research and development and sales and general administrative functions and are presented net of reductions resulting from changes in previously estimated amounts for employee severance and associated payroll costs;

•	$0.4 million integration-related net expense principally associated with asset disposals and personnel overlap resulting from resource and site consolidation actions; and

•	$0.4 million lease abandonment expense associated with reductions in certain of our international sites.

Restructuring and other charges for the three months ended June 30, 2014 include the following:

•
$0.4 million net expense relating to the severance of employees in connection with the previously reported Penang development site closure, as well as severance for four additional employees, net of reductions resulting from changes in previously estimated amounts for employee severance and associated payroll costs;

•
$0.5 million net expense principally associated with asset write-offs and personnel overlap resulting from resource consolidations primarily associated with the Shanghai and Penang development site closures; and

•	$0.1 million gain due to the decrease in fair value of the Continuous Computing contingent consideration liability.

Restructuring and other charges, net for the six months ended June 30, 2015 include the following:

•
$3.8 million net expense relating to the severance of 122 employees primarily within Asia and North America. These actions were in connection with the restructuring of the Company's Embedded Products and Hardware Services segment's research and development and sales and general administrative functions and are presented net of reductions resulting from changes in previously estimated amounts for employee severance and associated payroll costs;

•	$0.4 million integration-related net expense principally associated with asset disposals and personnel overlap resulting from resource and site consolidation actions;

•	$0.4 million lease abandonment expense associated with reductions in certain of our international sites; and

•	$0.1 million legal expenses associated with non-operating strategic projects, which processes were concluded in the first quarter of 2015.

Restructuring and other charges for the six months ended June 30, 2014 include the following:

•
$1.3 million net expense relating to the severance of employees in connection with the previously reported Penang site closure, as well as severance for 14 additional employees, net of reductions resulting from changes in previously estimated amounts for employee severance and associated payroll costs;

•
$1.0 million integration-related net expense principally associated with asset disposals and personnel overlap resulting from resource consolidations primarily associated with the Penang site closures; and

•	$0.1 million gain due to the decrease in fair value of the Continuous Computing contingent liability.

Stock-based Compensation Expense

Included within cost of sales, R&D and SG&A are stock-based compensation expenses that consists of the amortization of unvested stock options, restricted stock units and employee stock purchase plan ("ESPP") expense. We incurred and recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
Cost of sales	$89	$151	(41.1)%	$142	$282	(49.6)%
Research and development	257	324	(20.7)	389	553	(29.7)
Selling, general and administrative	794	985	(19.4)	1,268	1,746	(27.4)
Total	$1,140	$1,460	(21.9)%	$1,799	$2,581	(30.3)%

Stock-based compensation expense decreased $0.3 million and $0.8 million for the three and six months ended June 30, 2015 from the comparable periods in 2014. This was due to lower LTIP performance stock awards expense recognized in 2015, which was the result of a lower grant date fair value associated with 2015 awards, fewer shares granted, and a longer amortization of the 2015 grant. Additionally, the 2015 grant occurred in March, resulting in two fewer months of LTIP expense recognition compared to the same period in 2014.

Income (Loss) from Operations

The following table summarizes our income (loss) from operations (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
Income (loss) from operations
Software-Systems	$(967)	$(1,848)	47.7%	$(3,869)	$(4,712)	17.9%
Embedded Products and Hardware Services	2,373	9	(26,267)	6,330	(819)	872.9
Corporate and other	(4,939)	(5,590)	11.6	(12,987)	(11,362)	(14.3)
Total income (loss) from operations	$(3,533)	$(7,429)	52.4%	$(10,526)	$(16,893)	37.7%

Software-Systems. Loss from operations improved by $0.9 million for the three months ended June 30, 2015 to a loss of $1.0 million from a loss of $1.8 million in the comparable period of 2014. An increase in gross margin of $2.8 million resulting from an increase in revenues tied to a large Asian carrier deploying our MediaEngine product within its VoLTE roll-out and as well as increased FlowEngine revenues were offset by a $1.2 million increase in operating expense largely resulting from additional investment in our FlowEngine product line.

For the six months ended June 30, 2015, loss from operations improved by $0.8 million to a loss of $3.9 million from a loss of $4.7 million in the comparable period of 2014. Revenue growth of $5.6 million which included the VoLTE deployments and FlowEngine sales described above in the second quarter of 2015 were offset by a $1.4 million credit from a vendor claim on faulty components realized in the first quarter 2014 and not repeated in 2015 and further offset by increased investment in our FlowEngine product line.

Embedded Products and Hardware Services. Income (loss) from operations improved by $2.4 million and $7.1 million to income of $2.4 million and $6.3 million for the three and six months ended June 30, 2015 from income of $0.0 million and a loss of $0.8 million in the comparable periods in 2014. The increase in income from operations is primarily attributable to decreases in operating expenses which were the result of previously described restructuring actions.

Corporate and other. Corporate and other loss from operations include amortization of intangible assets, stock compensation, restructuring and other expenses. Loss from operations decreased $0.7 million to $4.9 million for the three months ended June 30, 2015 from $5.6 million in the comparable period in 2014 as the result of the previously described restructuring actions.

For the six months ended June 30, 2015 loss from operations increased $1.6 million to $13.0 million for the six months ended June 30, 2015 from $11.4 million in the comparable period of 2014. The increase is attributable to a $2.6 million increase in restructuring and other expenses related to the previously described restructuring accounts, which was offset by a $0.5 million decrease in stock compensation expense due to less LTIP expense being recognized.

Non-Operating Expenses

The following table summarizes our non-operating expenses (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
Interest expense	$(103)	$(345)	(70.1)%	$(320)	$(632)	(49.4)%
Interest income	32	1	3,100.0	79	10	690.0
Other income, net	129	156	(17.3)	479	326	46.9
Total	$58	$(188)	(130.9)%	$238	$(296)	(180.4)%

Interest Expense

Interest expense includes interest incurred on our convertible senior notes and our revolving line of credit. We repaid the $18 million 2015 Convertible Notes on February 17, 2015 which resulted in lower interest expense in the three and six months ended June 30, 2015 compared to the same periods in the prior year.

Other Income, Net

For the three and six months ended June 30, 2015, other income stayed flat and increased $0.2 million from the comparable periods in 2014 primarily due to favorable cash flow hedge exchange rates between the Indian Rupee and the US Dollar and favorable currency movements due to strengthening of the US Dollar.

Income Tax Provision

The following table summarizes our income tax provision (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
Income tax expense	$644	$594	8.4%	$884	$1,456	(39.3)%

We recorded tax expense of $0.6 million and $0.9 million for the three and six months ended June 30, 2015. Our effective tax rates for the three months ended June 30, 2015 and 2014 were 18.5% and 7.8%, respectively. The effective tax rate fluctuation is mainly due to income tax rate differences among the jurisdictions in which pretax income (loss) is generated as well as the impact of the full valuation allowance against our U.S. net deferred tax assets.

Liquidity and Capital Resources

The following table summarizes selected financial information as of the dates indicated (in thousands):

	June 30, 2015	December 31, 2014	June 30, 2014
Cash and cash equivalents	$18,549	$31,242	$34,606
Working capital	23,099	23,240	23,772
Accounts receivable, net	38,951	43,845	42,901
Inventories, net	14,815	18,475	19,776
Accounts payable	25,991	33,679	34,736
Line of credit	10,000	10,000	10,000
2015 convertible senior notes	—	18,000	18,000

Cash Flows

As of June 30, 2015, the amount of cash held by our foreign subsidiaries was $3.9 million. It is not our intent to permanently reinvest funds in certain of our foreign entities, and we expect to repatriate cash from these foreign entities on an ongoing basis in future periods. Repatriation of funds from these foreign entities is not expected to result in significant cash tax payments due to the utilization of previously generated operating losses of our U.S. entity.

Cash and cash equivalents decreased by $12.7 million to $18.5 million as of June 30, 2015 from $31.2 million as of December 31, 2014. Activities impacting cash and cash equivalents were as follows (in thousands):

	Six Months Ended
	June 30,
	2015	2014
Operating Activities
Net loss	$(11,172)	$(18,645)
Non-cash adjustments	12,003	16,487
Changes in operating assets and liabilities	5,783	(3,164)
Cash provided by (used in) operating activities	6,614	(5,322)
Cash used in investing activities	(1,046)	(1,277)
Cash provided by (used in) financing activities	(17,930)	15,719
Effects of exchange rate changes	(331)	4
Net increase (decrease) in cash and cash equivalents	$(12,693)	$9,124

Cash generated by operating activities during the six months ended June 30, 2015 was $6.6 million. For the six months ended June 30, 2015, primary impacts to changes in our working capital consisted of the following:

•
Accounts receivable decreased $4.9 million due to the collection of receivables that were outstanding at the beginning of the year containing extended payment terms and the result of a $1.2 million decrease in overall revenue in the second quarter 2015 when compared to the fourth quarter of 2014;

•	Other receivables decreased $2.5 million as the result of the collection of receivables from the sale of inventory to our new contract manufacturer;

•
Inventories decreased by $3.4 million due to close management of our finished goods levels as well as a strategic shift in our Embedded Products and Hardware Services operations model by shifting to a build-to-order strategy with many of our customers;

•
Accounts payable decreased $7.6 million due to fewer payables to our contract manufacturing partners and improvement of our days payable outstanding from 95.3 to 68.8 as our past due payables decreased $6.1 million from the prior year; and

•	Deferred revenue increased $0.4 million due to annual customer maintenance renewals.

Cash used in investing activities during the six months ended June 30, 2015 of $1.0 million was associated with ongoing capital expenditures.

Cash used in financing activities during the six months ended June 30, 2015 of $17.9 million is attributable to the repayment of the $18.0 million outstanding balance of the 2015 convertible senior notes. During the second quarter 2015 we borrowed an additional $1.5 million on our Silicon Valley Bank line of credit to meet intra-quarter cash requirements and repaid the borrowing within the quarter. We may continue to borrow additional funds against our line of credit to meet short term intra-quarter needs on an ongoing basis; however, we expect to repay any such borrowings within the quarter as we navigate the timing of customer payments and payables to our contract manufacturer.

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

As of June 30, 2015 and December 31, 2014, we had an outstanding balance of $10.0 million under the 2014 Agreement. At June 30, 2015, we had $13.5 million of total borrowing availability remaining under the Agreement. At June 30, 2015, we were in compliance with all covenants under the 2014 Agreement.

Contractual Obligations

Our contractual obligations as of December 31, 2014 are summarized in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations,"of the Company's Annual Report on Form 10-K for the year ended December 31, 2014. For the six months ended June 30, 2015, there have been no material changes in our contractual obligations outside the ordinary course of business. As of June 30, 2015, we have agreements regarding foreign currency forward contracts with total contractual values of $8.2 million that mature through 2016.

In addition to the above, we have approximately $3.7 million associated with unrecognized tax benefits. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but do not believe the ultimate settlement of our obligations will materially affect our liquidity.

Off-Balance Sheet Arrangements

We do not engage in any activity involving special purpose entities or off-balance sheet financing.

Liquidity Outlook

At June 30, 2015, our cash and cash equivalents amounted to $18.5 million. On February 17, 2015, we repaid at maturity the $18.0 million balance of the 2015 convertible senior notes. We believe our current cash and cash equivalents, cash expected to be generated from operations and borrowings under our Silicon Valley Bank line of credit will satisfy our short and long-term expected working capital needs, capital expenditures, acquisitions, stock repurchases, and other liquidity requirements associated with our present business operations. We believe our current working capital, plus availability under the SVB line of credit, provides sufficient liquidity to operate the business at normal levels; however, if available liquidity is not sufficient to meet our operating requirements, we may, among other available options, pursue alternative financing arrangements or reduce expenditures as necessary to meet our cash requirements throughout 2015.

Critical Accounting Policies and Estimates

We reaffirm our critical accounting policies and use of estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes during the three months ended June 30, 2015 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Based on our policy, we have established a foreign currency exposure management program which uses derivative foreign exchange contracts to address nonfunctional currency exposures. In order to reduce the potentially adverse effects of foreign currency exchange rate fluctuations, we have entered into forward exchange contracts. These hedging transactions limit our exposure to changes in the U.S. Dollar to the Indian Rupee exchange rate, and as of June 30, 2015 the total notional or contractual value of the contracts we held was $8.2 million. These contracts will mature over the next 11 months.

Holding other variables constant, a 10% adverse fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Indian Rupee would require an adjustment of $0.8 million, decreasing our Indian Rupee hedge asset as of June 30, 2015, to a liability of $0.9 million. A 10% favorable fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Indian Rupee would result in an adjustment of $0.8 million, increasing our hedge asset as of June 30, 2015 to $0.7 million. We do not expect a 10% fluctuation to have any material impact on our operating results as the underlying hedged transactions will move in an equal and opposite direction. If there is an unfavorable movement in the Indian Rupee relative to our hedged positions this would be offset by reduced expenses, after conversion to the U.S. Dollar, associated with obligations paid for in the Indian Rupee.

Item 4. Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

During our most recent fiscal quarter ended June 30, 2015, no change occurred in the Company's "internal control over financial reporting" (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 6. Exhibits

(a) Exhibits

Exhibit 10.1
Amendment No. 2 to the Third Amended and Restated Loan and Security Agreement, dated April 23, 2015, between Radisys Corporation and Silicon Valley Bank. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2015 (SEC File No. 000-26844).

Exhibit 31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADISYS CORPORATION
Dated:	July 31, 2015	By:	/s/ Brian Bronson
Brian Bronson
President and Chief Executive Officer

Dated:	July 31, 2015	By:	/s/ Jon Wilson
Jon Wilson
Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 10.1
Amendment No. 2 to the Third Amended and Restated Loan and Security Agreement, dated April 23, 2015, between Radisys Corporation and Silicon Valley Bank. Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2015 (SEC File No. 000-26844).

Exhibit 31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase

*	Filed herewith
**	Furnished herewith