Form 10-Q
period 2015-09-30
RADISYS CORP
filed 2015-10-30
CIK 873044

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	0-26844

RADISYS CORPORATION
(Exact name of registrant as specified in its charter)

OREGON	93-0945232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5435 N.E. Dawson Creek Drive, Hillsboro, OR	97124
(Address of principal executive offices)	(Zip Code)

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

Number of shares of common stock outstanding as of October 27, 2015: 36,915,821

RADISYS CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues	$44,780	$50,805	$140,516	$144,568
Cost of sales:
Cost of sales	29,812	34,052	96,347	100,551
Amortization of purchased technology	1,961	2,056	5,935	6,165
Total cost of sales	31,773	36,108	102,282	106,716
Gross margin	13,007	14,697	38,234	37,852
Research and development	6,054	7,657	19,618	24,484
Selling, general and administrative	7,561	8,554	22,536	27,103
Intangible asset amortization	1,260	1,260	3,780	3,817
Restructuring and other charges, net	148	1,329	4,842	3,444
Loss from operations	(2,016)	(4,103)	(12,542)	(20,996)
Interest expense	(97)	(317)	(417)	(949)
Other income, net	568	463	1,126	799
Loss before income tax expense	(1,545)	(3,957)	(11,833)	(21,146)
Income tax expense	521	512	1,405	1,968
Net loss	$(2,066)	$(4,469)	$(13,238)	$(23,114)
Net loss per share:
Basic	$(0.06)	$(0.12)	$(0.36)	$(0.68)
Diluted	$(0.06)	$(0.12)	$(0.36)	$(0.68)
Weighted average shares outstanding:
Basic	36,830	36,332	36,740	34,097
Diluted	36,830	36,332	36,740	34,097

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net loss	$(2,066)	$(4,469)	$(13,238)	$(23,114)
Other comprehensive income (loss):
Translation adjustments loss	(527)	(269)	(860)	(106)
Net adjustment for fair value of hedge derivatives, net of tax	(209)	(455)	(142)	152
Other comprehensive income (loss)	(736)	(724)	(1,002)	46
Comprehensive loss	$(2,802)	$(5,193)	$(14,240)	$(23,068)

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$18,376	$31,242
Accounts receivable, net	43,881	43,845
Other receivables	3,427	6,324
Inventories, net	15,609	18,475
Other current assets	2,778	3,276
Deferred tax assets, net	169	222
Total current assets	84,240	103,384
Property and equipment, net	6,828	9,786
Intangible assets, net	33,509	43,224
Long-term deferred tax assets, net	751	858
Other assets	2,859	3,468
Total assets	$128,187	$160,720

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,712	$33,679
Accrued wages and bonuses	4,883	5,006
Deferred revenue	7,352	6,204
Line of credit	10,000	10,000
Convertible senior notes	—	18,000
Other accrued liabilities	8,608	7,255
Total current liabilities	58,555	80,144
Long-term liabilities:
Other long-term liabilities	2,977	2,800
Total long-term liabilities	2,977	2,800
Total liabilities	61,532	82,944
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock — no par value, 100,000 shares authorized; 36,872 and 36,532 shares issued and outstanding at September 30, 2015 and December 31, 2014	337,143	334,024
Accumulated deficit	(269,909)	(256,671)
Accumulated other comprehensive income (loss):
Cumulative translation adjustments	315	1,175
Unrealized loss on hedge instruments	(894)	(752)
Total accumulated other comprehensive income (loss)	(579)	423
Total shareholders’ equity	66,655	77,776
Total liabilities and shareholders’ equity	$128,187	$160,720

The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(13,238)	$(23,114)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,056	15,357
Inventory valuation allowance	1,078	2,219
Deferred income taxes	427	940
Stock-based compensation expense	2,971	3,359
Other	(355)	455
Changes in operating assets and liabilities:
Accounts receivable	(25)	(2,332)
Other receivables	2,874	(3,312)
Inventories	1,745	6,179
Other current assets	269	1,516
Accounts payable	(5,910)	(3,391)
Accrued restructuring	(4)	(1,646)
Accrued wages and bonuses	(123)	(669)
Deferred revenue	1,148	(2,043)
Other accrued liabilities	2,189	(490)
Net cash provided by (used in) operating activities	7,102	(6,972)
Cash flows from investing activities:
Capital expenditures	(1,653)	(1,861)
Net cash used in investing activities	(1,653)	(1,861)
Cash flows from financing activities:
Borrowings on line of credit	8,500	—
Payments on line of credit	(8,500)	(5,000)
Repayment of convertible subordinated notes	(18,000)	—
Proceeds from issuance of common stock	250	21,081
Other financing activities	(102)	(551)
Net cash provided by (used in) financing activities	(17,852)	15,530
Effect of exchange rate changes on cash	(463)	(241)
Net increase (decrease) in cash and cash equivalents	(12,866)	6,456
Cash and cash equivalents, beginning of period	31,242	25,482
Cash and cash equivalents, end of period	$18,376	$31,938
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$731	$917
Income taxes	$884	$864
The accompanying notes are an integral part of these financial statements.

RADISYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Significant Accounting Policies

Radisys Corporation (the “Company” or “Radisys”) has adhered to the accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2014 in preparing the accompanying interim condensed consolidated financial statements. The preparation of these statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Additionally, the accompanying financial data as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

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

The following table summarizes the fair value measurements for the Company's financial instruments (in thousands):

	Fair Value Measurements as of September 30, 2015
	Total	Level 1	Level 2	Level 3
Foreign currency forward contracts	$(343)	—	$(343)	—

	Fair Value Measurements as of December 31, 2014
	Total	Level 1	Level 2	Level 3
Foreign currency forward contracts	$(83)	—	$(83)	—

Note 3 — Accounts Receivable and Other Receivables

Accounts receivable consists of sales to the Company's customers which are generally based on standard terms and conditions. Accounts receivable balances consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Accounts receivable, gross	$43,990	$43,969
Less: allowance for doubtful accounts	(109)	(124)
Accounts receivable, net	$43,881	$43,845

As of September 30, 2015 and December 31, 2014, the balance in other receivables was $3.4 million and $6.3 million. Other receivables consisted primarily of non-trade receivables including inventory sold to the Company's contract manufacturing partner on which the Company does not recognize revenue and net receivables for value-added taxes.

Note 4 — Inventories

Inventories consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$12,470	$9,219
Work-in-process	552	1,195
Finished goods	7,367	10,762
	20,389	21,176
Less: inventory valuation allowance	(4,780)	(2,701)
Inventories, net	$15,609	$18,475

Consigned inventory is held at third-party locations, which include the Company's contract manufacturing partner and customers. The Company retains title to the inventory until purchased by the third-party. Consigned inventory, consisting of raw materials and finished goods was $8.5 million and $2.6 million at September 30, 2015 and December 31, 2014.

The Company’s consignment inventory with its contract manufacturer consists of inventory transferred from the Company’s prior contract manufacturer as well as inventory that has been purchased by the contract manufacturer as a result of the Company's forecasted demand. The Company is contractually obligated to purchase inventory transferred from the Company's prior contract manufacturer after the inventory ages for 365 days. The Company is also contractually obligated to purchase inventory that has been purchased by the contract manufacturer as a result of the Company's forecasted demand when the inventory ages beyond 180 days and has no forecasted demand. The Company’s consignment inventory at its contract manufacturing partner was $6.4 million and $0.1 million as of September 30, 2015 and December 31, 2014. The Company records a liability for adverse purchase commitments of inventory owned by its contract manufacturing partner. See Note 8 - Commitments and Contingencies for additional information regarding the Company's adverse purchase commitment liability.
The Company recorded the following charges associated with the valuation of inventory and the adverse purchase commitment liability (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Inventory, net	$806	$875	$1,078	$2,219
Adverse purchase commitments	527	378	1,534	532

Note 5 — Restructuring and Other Charges

The following table summarizes the Company's restructuring and other charges as presented in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Employee-related restructuring expenses	$14	$258	$3,779	$1,514
Integration-related and other non-recurring expenses	134	728	562	1,671
Facility reductions	—	—	392	(6)
Fair value adjustments to Continuous Computing contingent consideration liability	—	(29)	—	(156)
Non-recurring legal expenses	—	372	109	421
Restructuring and other charges, net	$148	$1,329	$4,842	$3,444

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

For the three months ended September 30, 2015, the Company recorded the following restructuring charge:

•	$0.1 million integration-related net expense principally associated with asset disposals and transfer-related costs resulting from resource and site consolidation actions.

For the three months ended September 30, 2014, the Company recorded the following restructuring and other charges:

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

•	$0.4 million legal expenses associated with non-operating strategic projects.

For the nine months ended September 30, 2015, the Company recorded the following restructuring charges:

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

•	$0.6 million integration-related net expense principally associated with asset disposals and transfer-related costs resulting from resource and site consolidation actions;

•	$0.4 million lease abandonment expense associated with reductions in certain of our international sites; and

•	$0.1 million legal expenses associated with non-operating strategic projects, which processes were concluded in the first quarter of 2015.

For the nine months ended September 30, 2014, the Company recorded the following restructuring and other charges:

•
$1.5 million net expense relating to the severance of employees in connection with the previously reported Penang site closure, as well as severance for 14 additional employees, net of reductions resulting from changes in previously estimated amounts for employee severance and associated payroll costs;

•
$1.7 million integration-related net expense principally associated with asset disposals and personnel overlap resulting from resource consolidations primarily associated with the Penang site closures;

•	$0.4 million legal expenses associated with non-operating strategic projects; and

•	$0.2 million gain due to the decrease in fair value of the Continuous Computing contingent liability.

Accrued restructuring, which is included in other accrued liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, consisted of the following (in thousands):

	Severance, payroll taxes and other employee benefits	Facility reductions	Total
Balance accrued as of December 31, 2014	$166	$587	$753
Additions	4,318	392	4,710
Reversals	(539)	—	(539)
Expenditures	(3,935)	(240)	(4,175)
Balance accrued as of September 30, 2015	$10	$739	$749

Of the $0.7 million accrued restructuring at September 30, 2015, $0.3 million is included in other long-term liabilities, with the remaining balance being included in other accrued liabilities on the Condensed Consolidated Balance Sheets.

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

As of September 30, 2015 and December 31, 2014, the Company had an outstanding balance of $10.0 million under the 2014 Agreement. At September 30, 2015, the Company had $13.5 million of total borrowing availability remaining under the 2014 Agreement. At September 30, 2015, the Company was in compliance with all covenants under the 2014 Agreement.

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

The adverse purchase commitment liability is included in other accrued liabilities in the accompanying Condensed Consolidated Balance Sheets and was $2.1 million and $1.7 million as of September 30, 2015 and December 31, 2014.

Guarantees and Indemnification Obligations

As permitted under Oregon law, the Company has agreements whereby it indemnifies its officers, directors and certain finance employees for certain events or occurrences while an officer, director or employee is or was serving in such capacity at the request of the Company. The term of the indemnification period is for the officer's, director's or employee's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. To date, the Company has not incurred any costs associated with these indemnification agreements and, as a result, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2015.

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

The following is a summary of the change in the Company's warranty accrual reserve (in thousands):

	Nine Months Ended
	September 30,
	2015	2014
Warranty liability balance, beginning of the period	$2,600	$3,328
Product warranty accruals	1,607	1,843
Utilization of accrual	(1,593)	(2,480)
Warranty liability balance, end of the period	$2,614	$2,691

At September 30, 2015 and December 31, 2014, $2.1 million and $2.0 million of the warranty liability balance was included in other accrued liabilities and $0.5 million and $0.6 million was included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.

Note 9 — Basic and Diluted Net Loss per Share

A reconciliation of the numerator and the denominator used to calculate basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator
Net loss	$(2,066)	$(4,469)	$(13,238)	$(23,114)
Denominator — Basic
Weighted average shares used to calculate net loss per share, basic	36,830	36,332	36,740	34,097
Denominator — Diluted
Weighted average shares used to calculate net loss per share, basic	36,830	36,332	36,740	34,097
Effect of dilutive restricted stock units (A)	—	—	—	—
Effect of dilutive stock options (A)	—	—	—	—
Weighted average shares used to calculate net loss per share, diluted	36,830	36,332	36,740	34,097
Net loss per share
Basic	$(0.06)	$(0.12)	$(0.36)	$(0.68)
Diluted	$(0.06)	$(0.12)	$(0.36)	$(0.68)

(A)	For the three and nine months ended September 30, 2015 and 2014, the following equity awards, by type, were excluded from the calculation, as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Stock options	3,019	3,005	3,019	3,005
Restricted stock units	192	172	192	172
Performance based restricted stock units (B)	1,550	284	1,550	284
Total equity award shares excluded	4,761	3,461	4,761	3,461

(B)
2014 performance based restricted stock units are presented based on attainment of 100% of the performance goals being met. The maximum multiplier for a given semi-annual performance period was 2.75x the original grant and overall achievement was limited to a maximum of 2.5x of the target award over the entire performance period (Note

11 —Stock-based Compensation). Based on this formula, the maximum number of shares that could have been earned was 0.7 million for the three and nine months ended September 30, 2014. The 2015 performance based restricted stock units do not have a multiplier feature (Note 11 —Stock-based Compensation) and are presented based on attainment of 100% of the performance goals being met.

Note 10 — Income Taxes

The Company's effective tax rate for the three months ended September 30, 2015 differs from the statutory rate due to a full valuation allowance provided against its United States (“U.S.”) net deferred tax assets, and taxes on foreign income that differ from the U.S. tax rate.

The Company utilizes the asset and liability method of accounting for income taxes. The Company records deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon the Company's review of all positive and negative evidence, including its three year U.S. cumulative pre-tax book loss and taxable loss, it concluded that a full and a partial valuation allowance should continue to be recorded against its U.S. and Canadian net deferred tax assets at September 30, 2015. In certain other foreign jurisdictions, where the Company does not have cumulative losses or other negative evidence, the Company had net deferred tax assets of $0.9 million and $1.1 million at September 30, 2015 and December 31, 2014. In the future, if the Company determines that it is more likely than not that it will realize its U.S. and Canadian net deferred tax assets, it will reverse the applicable portion of the valuation allowance and recognize an income tax benefit in the period in which such determination is made.

The ending balance for the unrecognized tax benefits was approximately $3.7 million at September 30, 2015. The related interest and penalties were $0.6 million and $0.3 million. The uncertain tax positions that are reasonably possible to decrease in the next twelve months are insignificant.

The Company is currently under tax examination in India. The periods covered under examination are the Company's financial years 2006 through 2008 and 2010 through 2012. The examination is in various stages of appellate proceedings and all material uncertain tax positions associated with the examination have been taken into account in the ending balance of the unrecognized tax benefits at September 30, 2015. As of September 30, 2015, the Company is not under examination by tax authorities in any other jurisdictions.

Note 11 — Stock-based Compensation

The following table summarizes awards granted under the Radisys Corporation 2007 and LTIP Stock Plans (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Stock options	205	25	760	94
Restricted stock units	47	—	212	92
Performance based restricted stock awards (A)	100	—	1,550	172
Total	352	25	2,522	358

(A)
On March 2, 2015, the Company granted performance based restricted stock units ("PRSUs") with a performance period starting on March 2, 2015 and ending on March 2, 2019, which provides that on the performance measurement date following the achievement of the following market condition stock price hurdles:

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

Stock-based compensation was recognized and allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Cost of sales	$86	$44	$228	$326
Research and development	252	131	641	684
Selling, general and administrative	834	603	2,102	2,349
Total	$1,172	$778	$2,971	$3,359

Note 12 — Hedging

The Company’s activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates. The Company manages these risks through the use of forward exchange contracts, designated as foreign-currency cash flow hedges, in an attempt to reduce the potentially adverse effects of foreign currency exchange rate fluctuations that occur in the normal course of business. As such, the Company’s hedging activities are employed solely for risk management purposes. All hedging transactions are conducted with, in the opinion of management, financially stable and reputable financial institutions. As of September 30, 2015 and December 31, 2014, the only hedge instruments executed by the Company are associated with its exposure to fluctuations in the Indian Rupee, which result from obligations such as payroll and rent paid in this currency.

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

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives are expected to remain highly effective in future periods. For the three and nine months ended September 30, 2015 and 2014, the Company had no hedge ineffectiveness.

During the three and nine months ended September 30, 2015 the Company entered into 16 new foreign currency forward contracts, with total contractual values of $7.5 million. During the three and nine months ended September 30, 2014, the Company entered into 18 new foreign currency forward contracts with a notional value of $11.6 million.

 A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments designated as cash flow hedges at September 30, 2015 is as follows (in thousands):

	Contractual/ Notional Amount	Condensed Consolidated Balance Sheet Classification	Estimated Fair Value
Type of Cash Flow Hedge			Asset	(Liability)
Foreign currency forward exchange contracts	$12,441	Other accrued liabilities	$—	$(343)

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

There were no ineffective hedges for the three and nine months ended September 30, 2015 and 2014. The following table summarizes the effect of derivative instruments on the consolidated financial statements as a loss (gain) as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Cost of sales	$75	$25	$104	$138
Research and development	122	41	171	228
Selling, general and administrative	91	21	83	118
Total	$288	$87	$358	$484

The following is a summary of changes to comprehensive income (loss) associated with the Company's hedging activities (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Beginning balance of unrealized loss on forward exchange contracts	$(685)	$(268)	$(752)	$(875)
Other comprehensive loss before reclassifications	(497)	(542)	(500)	(332)
Amounts reclassified from other comprehensive income	288	87	358	484
Other comprehensive income (loss)	(209)	(455)	(142)	152
Ending balance of unrealized loss on forward exchange contracts	$(894)	$(723)	$(894)	$(723)

Over the next twelve months, the Company expects to reclassify into earnings a loss of approximately $0.7 million currently recorded as accumulated other comprehensive income (loss), as a result of the maturity of currently held forward exchange contracts.

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

Note 13 — Segment Information

During the first quarter of 2015, the Company implemented strategic and organizational changes that resulted in measuring the performance of the Company's business in two segments: Software-Systems and Embedded Products and Hardware Services. The Company's Chief Executive Officer, or chief operating decision maker, regularly reviews discrete financial information for purposes of allocating resources and assessing the performance of each segment:

•	Software-Systems. Software-Systems products are comprised of three product lines: FlowEngine, MediaEngine and CellEngine.

•	Embedded Products and Hardware Services. These hardware based products provide platforms to control and move data in the core of the telecom network.

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

The Company recorded the following revenues, gross margin and income (loss) from operations by operating segment for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue
Software-Systems	$15,477	$11,620	$39,336	$29,861
Embedded Products and Hardware Services	29,303	39,185	101,180	114,707
Total revenues	$44,780	$50,805	$140,516	$144,568

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Gross margin
Software-Systems	$9,081	$7,857	$22,354	$18,871
Embedded Products and Hardware Services	5,973	8,940	22,043	25,472
Corporate and other	(2,047)	(2,100)	(6,163)	(6,491)
Total gross margin	$13,007	$14,697	$38,234	$37,852

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Income (loss) from operations
Software-Systems	$743	$13	$(3,126)	$(4,699)
Embedded Products and Hardware Services	1,782	1,307	8,112	488
Corporate and other	(4,541)	(5,423)	(17,528)	(16,785)
Total loss from operations	$(2,016)	$(4,103)	$(12,542)	$(20,996)

Assets are not allocated to segments for internal reporting presentations. A portion of depreciation is allocated to the respective segment. It is impracticable for the Company to separately identify the amount of depreciation by segment that is included in the measure of segment profit or loss.

Revenues by geographic area were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
United States	$18,353	$17,476	$57,997	$52,207
Other North America	186	254	473	1,957
China	5,859	7,172	26,414	22,152
India	6,549	5,878	12,494	7,505
Other Asia Pacific	6,798	8,253	19,108	24,741
Asia Pacific ("APAC")	19,206	21,303	58,016	54,398
Netherlands	3,404	7,861	10,591	19,030
Other EMEA	3,631	3,911	13,439	16,976
Europe, the Middle East and Africa (“EMEA”)	7,035	11,772	24,030	36,006
Foreign Countries	26,427	33,329	82,519	92,361
Total	$44,780	$50,805	$140,516	$144,568

Long-lived assets by geographic area are as follows (in thousands):

	September 30, 2015	December 31, 2014
Property and equipment, net
United States	$3,381	$4,558
Other North America	308	672
China	1,447	2,427
Other APAC	—	11
Total APAC	1,447	2,438
India	1,690	2,115
Other EMEA	2	3
Total EMEA	1,692	2,118
Foreign Countries	3,447	5,228
Total property and equipment, net	$6,828	$9,786

Intangible assets, net
United States	$33,509	$43,224
Total intangible assets, net	$33,509	$43,224

The following customers accounted for more than 10% of the Company's total revenues:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Nokia Networks	14.1%	13.0%	19.5%	16.5%
Philips Healthcare	N/A	18.7%	N/A	16.4%
An Asian Carrier	14.2%	10.6%	N/A	N/A

The following customers accounted for more than 10% of accounts receivable:
	September 30, 2015	December 31, 2014
Nokia Networks	N/A	18.5%
Philips Healthcare	N/A	13.9%
An Asian Carrier	25.7%	N/A
Sanmina SCI Corp (A)	10.0%	N/A

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

◦
FlowEngine targets the communication and content provider networking infrastructure market and is a family of products designed to classify and intelligently distribute session data flows to appropriate processing resources in network data centers. FlowEngine products enable communication and content providers to efficiently transition towards Network Functions Virtualization ("NFV") architectures by integrating a targeted subset of edge routing, data center switching, and load balancing functionality along with software-defined networking ("SDN") control. Our software-programmable appliances include specific functionality typically found in distinct stand-alone devices, which enables our customers to significantly reduce the investment necessary to efficiently process data flows in large scale communication environments.

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

◦
Also included in this segment is our Professional Service organization which is staffed with telecommunications experts who are available to assist accelerated deployments as we jointly develop our customers' own unique telecommunications solutions and applications. Our strategy is to enable the efficient and cost effective adoption of our Software-Systems products as customers integrate them into complete systems.

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

Third Quarter 2015 Summary

The third quarter of 2015 built on the momentum we experienced throughout the first half of 2015 as we realized Software-Systems segment revenue growth of $3.9 million, or 33.2% over the same period in 2014, and continued to improve operating margins within our Embedded Products and Hardware Services segment. Revenue growth in Software-Systems was the result of continued strong MediaEngine demand in support of VoLTE deployments. Specifically, the demand was tied to fulfilling the remaining $11 million order secured from a large Asian carrier in the second quarter of 2015 as well as sales to an existing customer transitioning its audio conferencing platform to support HD-Audio and other advanced conferencing capabilities. In our Embedded Products and Hardware Services segment, income from operations increased $0.5 million to $1.8 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. While Embedded Products and Hardware Services revenue declined $9.9 million from the same quarter in 2014, income from operations growth improved due to a $3.4 million reduction in operating expenses year-over-year. Additionally, during fiscal year 2015 to date, we strengthened our balance sheet by generating $7.1 million in cash from operations, net of $3.9 million in payments associated with employee severance associated with our restructuring plan announced in the first quarter of 2015.

The following is a summary-level comparison of the three months ended September 30, 2015 and 2014:

•
Revenues decreased $6.0 million to $44.8 million for the three months ended September 30, 2015 from $50.8 million for the three months ended September 30, 2014. Software-Systems revenue increased $3.9 million due to a continued strong MediaEngine demand in support of VoLTE deployments. Embedded Products and Hardware Services revenue decreased $9.9 million, and was the result of expected revenue declines from our largest customer and last time orders for legacy products in the prior year.

•
Our gross margin remained consistent for the three months ended September 30, 2015 and September 30, 2014 at 29.0%, which is the result of continued growth in our Software-Systems segment and offset by a credit from a vendor claim on faulty components that was realized in 2014 and not repeated in 2015.

•
R&D expense decreased $1.6 million to $6.1 million for the three months ended September 30, 2015 from $7.7 million for the three months ended September 30, 2014. The expense decrease is attributable to our restructuring efforts including the closure of our Penang site in the second half of 2014 and headcount reduction in our Embedded Products and Hardware Services segment, which were completed in the first half of 2015.

•
SG&A expense decreased $1.0 million to $7.6 million for the three months ended September 30, 2015 from $8.6 million for the three months ended September 30, 2014. This decrease was the result of payroll, commissions, and facility expense reductions that resulted from our restructuring activities, including the closure of our Penang development site in the second half of 2014 as well as reductions to our Asian and North American sites at the beginning of 2015 tied to reductions in our Embedded Products and Hardware Services segment.

•
Cash and cash equivalents on September 30, 2015 decreased $12.9 million to $18.4 million from $31.2 million at December 31, 2014. The decrease was the result of repaying $18.0 million of convertible notes and capital expenditures of $1.7 million. The decrease was offset by cash generation from operations of $7.1 million, net of $3.9 million in cash severance payments. Net of debt, our cash balance has increased $5.2 million to $36.4 million from $31.2 million at December 31, 2014.

Comparison of the Three and Nine Months Ended September 30, 2015 and 2014

Results of Operations

The following table sets forth certain operating data as a percentage of revenues for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales:
Cost of sales	66.6	67.0	68.6	69.6
Amortization of purchased technology	4.4	4.0	4.2	4.2
Total cost of sales	71.0	71.0	72.8	73.8
Gross margin	29.0	29.0	27.2	26.2
Research and development	13.5	15.1	14.0	16.9
Selling, general, and administrative	16.9	16.8	16.0	18.7
Intangible asset amortization	2.8	2.5	2.7	2.5
Restructuring and other charges, net	0.3	2.6	3.4	2.4
Loss from operations	(4.5)	(8.0)	(8.9)	(14.3)
Interest expense	(0.2)	(0.6)	(0.3)	(0.7)
Other income, net	1.3	0.9	0.8	0.5
Loss before income tax expense	(3.4)	(7.7)	(8.4)	(14.5)
Income tax expense	1.2	1.0	1.0	1.4
Net loss	(4.6)%	(8.7)%	(9.4)%	(15.9)%

Revenues

The following table sets forth operating segment revenues for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
Revenue
Software-Systems	$15,477	$11,620	33.2%	$39,336	$29,861	31.7%
Embedded Products and Hardware Services	29,303	39,185	(25.2)	101,180	114,707	(11.8)
Total revenues	$44,780	$50,805	(11.9)%	$140,516	$144,568	(2.8)%

Software-Systems. Revenues in the Software-Systems segment increased $3.9 million and $9.5 million for the three and nine months ended September 30, 2015 from the comparable periods in 2014. Revenue growth of $1.0 million and $4.9 million in the three and nine months ended September 30, 2015, was attributable to sales to a large Asian carrier currently deploying our MediaEngine products associated with their VoLTE roll-out. Revenue from our FlowEngine product line increased $0.4 million and $2.0 million in the three and nine months ended September 30, 2015 resulting from attaining customer acceptance of systems deployed in the lab of a large North American carrier. Additionally, an increase of $1.4 million in both periods was attributable to shipments to an existing customer transitioning its audio conferencing platform to support HD-Audio and other advanced conferencing capabilities.

Embedded Products and Hardware Services. Revenues in the Embedded Products and Hardware Services product group decreased $9.9 million and $13.5 million for the three and nine months ended September 30, 2015 from the comparable periods in 2014. This was attributable to a decrease in sales of our legacy embedded systems and COM Express and Rackmount Server product families due to last time buys in 2014 resulting from management's decisions to discontinue certain products as we streamlined our product offerings concurrently with the transfer to our new contract manufacturer.

Revenue by Geography

The following tables outline overall revenue dollars and the percentage of revenues, by geographic region, for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
North America	$18,539	$17,730	4.6%	$58,470	$54,164	7.9%
Asia Pacific	19,206	21,303	(9.8)	58,016	54,398	6.7
Europe, the Middle East and Africa ("EMEA")	7,035	11,772	(40.2)	24,030	36,006	(33.3)
Total	$44,780	$50,805	(11.9)%	$140,516	$144,568	(2.8)%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
North America	41.4%	34.9%	41.6%	37.5%
Asia Pacific	42.9	41.9	41.3	37.6
EMEA	15.7	23.2	17.1	24.9
Total	100.0%	100.0%	100.0%	100.0%

North America. Revenues from the North America region increased $0.8 million for the three months ended September 30, 2015 from the comparable period in 2014 due to a $1.6 million increase in MediaEngine sales to an existing customer transitioning its audio conferencing platform to support HD-Audio and other advanced conferencing capabilities. This increase was offset by decreases in COM Express and Rackmount Server sales to a North American customer due to last time buys in 2014 resulting from management's decisions to discontinue certain products.

For the nine months ended September 30, 2015, revenues from the North America region increased $4.3 million from the comparable period in 2014. This was due to a $2.6 million last-time buy of legacy ATCA products to a single North American customer and a $2.0 million increase in our FlowEngine product family resulting from the sale of lab units to a large North American carrier. These increases were offset by decreases in COM Express and Rackmount Server sales to a North American customer due to last time buys in 2014 resulting from management's decisions to discontinue certain products.

Asia Pacific. Revenues from the Asia Pacific region decreased $2.1 million for the three months ended September 30, 2015 from the comparable period in 2014. We experienced an increase of $1.0 million in sales to a major Asian carrier who is currently deploying our MediaEngine product as part of their VoLTE roll-out. This increase was more than offset by decreases in legacy platforms sales to a top five customer.

Revenues from the Asia Pacific region increased $3.6 million for the nine months ended September 30, 2015 from the comparable periods in 2014. The increase was driven by a $4.9 million increase in sales to a major Asian carrier who is currently deploying our MediaEngine product as part of their VoLTE roll-out. This increase was offset by decreases in legacy platforms sales to a top five customer.

EMEA. Revenues from the EMEA region decreased $4.7 million and $12.0 million for the three and nine months ended September 30, 2015 from the comparable periods in 2014. The decrease was attributable to the reduction in revenue for the three and nine months ended September 30, 2015 from a top five customer who made last-time buys of discontinued COM Express and Rackmount Server products in 2014.

We currently expect continued fluctuations in the revenue contribution from each geographic region. Additionally, we expect non-U.S. revenues to remain a significant portion of our revenues.

Gross Margin

The following table sets forth operating segment gross margins for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
Gross margin
Software-Systems	$9,081	$7,857	15.6%	$22,354	$18,871	18.5%
Embedded Products and Hardware Services	5,973	8,940	(33.2)	22,043	25,472	(13.5)
Corporate and other	(2,047)	(2,100)	(2.5)	(6,163)	(6,491)	(5.1)
Total gross margin	$13,007	$14,697	(11.5)%	$38,234	$37,852	1.0%

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
Gross margin
Software-Systems	58.7%	67.6%	(13.2)%	56.8%	63.2%	(10.1)%
Embedded Products and Hardware Services	20.4	22.8	(10.5)	21.8	22.2	(1.8)
Corporate and other	—	—	—	—	—	—
Total gross margin	29.0%	28.9%	0.3%	27.2%	26.2%	3.8%

Software-Systems. Gross margin decreased 890 basis points to 58.7% for the three months ended September 30, 2015 from 67.6% in the comparable period of 2014. A decrease of 390 basis points is attributable to a credit from a vendor claim on faulty components that was realized in 2014 and not repeated in 2015. The balance of the decrease is attributable to a change in sales mix of the specific products shipped over the comparable periods.

For the nine months ended September 30, 2015, gross margin decreased 640 basis points to 56.8% from 63.2% in the comparable period of 2014. A decrease of 510 basis points is attributable to a credit from a vendor claim on faulty components that was realized in 2014 and not repeated in 2015. The balance of the decrease is attributable to the composition of product sales.

Embedded Products and Hardware Services. Gross margin decreased 240 basis points to 20.4% for the three months ended September 30, 2015 from 22.8% in the comparable period in 2014. This was attributable to the $9.9 million decrease in segment revenue, which absorbed a lower percentage of our fixed costs, and charges taken on excess and obsolete inventory. The excess and obsolete charges were the result of rationalizing our product portfolio tied to our strategy focusing on core customers and products.

For the nine months ended September 30, 2015, gross margin decreased 40 basis points to 21.8% from 22.2% in the comparable period in 2014. The decrease is attributable to the $13.5 million decrease in segment revenue which absorbed a lower percentage of our fixed costs and charges taken on excess and obsolete inventory. This decrease was somewhat offset by the utilization of a credit from our contract manufacturer in the first quarter of 2015 that was applied to repair and service work that otherwise would be a component of cost of sales.

Corporate and other. Gross margin increased $0.1 million and $0.3 million to a deficit of $2.0 million and $6.2 million for the three and nine months ended September 30, 2015 from a deficit of $2.1 million and $6.5 million from the comparable period in 2014. The majority of Corporate and other gross margin results from the amortization of operating intangible assets. Due to amortization being recognized on a straight-line basis, there have not been significant period over period changes.

Operating Expenses

The following table summarizes our operating expenses for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
Research and development	$6,054	$7,657	(20.9)%	$19,618	$24,484	(19.9)%
Selling, general and administrative	7,561	8,554	(11.6)	22,536	27,103	(16.9)
Intangible asset amortization	1,260	1,260	—	3,780	3,817	(1.0)
Restructuring and other charges, net	148	1,329	(88.9)	4,842	3,444	40.6
Total	$15,023	$18,800	(20.1)%	$50,776	$58,848	(13.7)%

Research and Development

R&D expenses consist primarily of personnel costs, product development costs, and related equipment expenses. R&D expenses decreased $1.6 million and $4.9 million for the three and nine months ended September 30, 2015 from the comparable periods in 2014. The expense reductions are due to our restructuring efforts within our Embedded Products and Hardware Services segment which included the closure of our Penang development site in the second half of 2014 and further personnel reductions in the first half of 2015 primarily in Asia and North America. This resulted in reductions to salary and temporary help expense by $1.7 million and $4.8 million for the three and nine months ended September 30, 2015 from the comparable periods in 2014. R&D headcount decreased year over year to 316 at September 30, 2015 from 417 at September 30, 2014.

Selling, General, and Administrative

SG&A expenses consist primarily of salary, commissions, bonuses and benefits for sales, marketing and administrative personnel, as well as professional service providers and the costs of other general corporate activities. SG&A expenses decreased $1.0 million and $4.6 million for the three and nine months ended September 30, 2015 from the comparable periods in 2014. Restructuring efforts in 2014 and the first half of 2015 within our Embedded Products and Hardware Service segment drove headcount reductions and contributed to a decrease in employee salary related expenses of $0.5 million and $3.0 million and facility related costs of $0.2 million and $0.5 million for the three and nine months ended September 30, 2015. Further, depreciation of fixed assets decreased $0.2 million and $0.6 million for the three and nine months ended September 30, 2015 from the comparable periods in 2014 as a result of more disciplined capital spending in 2015. SG&A headcount decreased to 114 at September 30, 2015 from 168 at September 30, 2014.

Intangible Asset Amortization

Intangible asset amortization for the three and nine months ended September 30, 2015 was comparable with the same periods in 2014 due to routine amortization of acquired intangible assets. No triggering events occurred during the quarter ended September 30, 2015 that could potentially result in management performing an impairment evaluation of our intangible assets.

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

The change in restructuring and other charges, net for the three and nine months ended September 30, 2015 from the comparable period in 2014 is primarily due to 2014 restructuring actions associated with our Penang development site closures, Burnaby and Shenzhen site reductions and other actions associated with restructuring efforts in our Embedded Products and Hardware Services segment.

Restructuring and other charges, net for the three months ended September 30, 2015 include the following:

•	$0.1 million integration-related net expense principally associated with asset disposals and transfer-related costs resulting from resource and site consolidation actions.

Restructuring and other charges for the three months ended September 30, 2014 include the following:

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

Restructuring and other charges, net for the nine months ended September 30, 2015 include the following:

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

•	$0.6 million integration-related net expense principally associated with asset disposals and transfer-related costs resulting from resource and site consolidation actions;

•	$0.4 million lease abandonment expense associated with reductions in certain of our international sites; and

•	$0.1 million legal expenses associated with non-operating strategic projects, which processes were concluded in the first quarter of 2015.

Restructuring and other charges for the nine months ended September 30, 2014 include the following:

•
$1.5 million net expense relating to the severance of employees in connection with the previously reported Penang site closure, as well as severance for 14 additional employees, net of reductions resulting from changes in previously estimated amounts for employee severance and associated payroll costs;

•
$1.7 million integration-related net expense principally associated with asset disposals and personnel overlap resulting from resource consolidations primarily associated with the Penang site closure; and

•	$0.4 million legal expenses associated with non-operating strategic projects; and

•	$0.2 million gain due to decrease in fair value of the Continuous Computing contingent liability.

Stock-based Compensation Expense

Included within cost of sales, R&D and SG&A are stock-based compensation expenses that consist of the amortization of unvested stock options, restricted stock units and employee stock purchase plan ("ESPP") expense. We incurred and recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
Cost of sales	$86	$44	95.5%	$228	$326	(30.1)%
Research and development	252	131	92.4	641	684	(6.3)
Selling, general and administrative	834	603	38.3	2,102	2,349	(10.5)
Total	$1,172	$778	50.6%	$2,971	$3,359	(11.6)%

Stock-based compensation expense increased $0.4 million for the three months ended September 30, 2015 from the comparable periods in 2014. This was due to $0.4 million higher performance stock awards expense recognized in the three months ended September 30, 2015 from the comparable period in 2014. The 2014 performance based share awards were primarily based on management performance while the 2015 performance based share awards are based on the Company's stock price performance. These differences in achievement percentages, valuation techniques, expense valuation and amortization periods are the underlying factors in the period over period change.

Stock-based compensation expense decreased $0.4 million for the nine months ended September 30, 2015 from the comparable periods in 2014. This was due to a $0.5 million decrease in stock option and restricted stock compensation expense as the result of fewer option or restricted stock grants in 2015 compared to prior years. This decrease was offset by increases in performance stock awards expense driven by factors described above.

Income (Loss) from Operations

The following table summarizes our income (loss) from operations (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
Income (loss) from operations
Software-Systems	$743	$13	5,615.4%	$(3,126)	$(4,699)	33.5%
Embedded Products and Hardware Services	1,782	1,307	36.3	8,112	488	1,562.3
Corporate and other	(4,541)	(5,423)	16.3	(17,528)	(16,785)	(4.4)
Total income (loss) from operations	$(2,016)	$(4,103)	50.9%	$(12,542)	$(20,996)	40.3%

Software-Systems. Income (loss) from operations improved by $0.7 million and $1.6 million for the three and nine months ended September 30, 2015 from the comparable periods in 2014. This was driven by $1.2 million and $3.5 million increases in gross margin for the three and nine months ended September 30, 2015 from the comparable periods of 2014 as the result of increased revenues within this segment and offset by increased operating expenses of $0.5 million and $1.9 million respectively from additional investment in our FlowEngine product line.

Embedded Products and Hardware Services. Income from operations improved by $0.5 million and $7.6 million for the three and nine months ended September 30, 2015 from the comparable periods in 2014. The increase in income from operations was primarily the result of rationalizing our spending within this segment to achieve operating income targets of eight to ten percent of revenue.

Corporate and other. Corporate and other loss from operations include amortization of intangible assets, stock compensation, restructuring and other expenses. Loss from operations decreased $0.9 million to $4.5 million for the three months ended September 30, 2015 from $5.4 million in the comparable period in 2014 as the result of the previously described restructuring actions.

For the nine months ended September 30, 2015 loss from operations increased $0.7 million to $17.5 million for the nine months ended September 30, 2015 from $16.8 million in the comparable period of 2014. The increase is attributable to a $1.4 million increase in restructuring and other expenses related to the previously described restructuring accounts, which was offset by a $0.4 million decrease in stock compensation expense due to less performance stock awards expense being recognized.

Non-Operating Expenses

The following table summarizes our non-operating expenses (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
Interest expense	$(97)	$(317)	(69.4)%	$(417)	$(949)	(56.1)%
Interest income	6	15	(60.0)	85	25	240.0
Other income, net	562	448	25.4	1,041	774	34.5
Total	$471	$146	222.6%	$709	$(150)	(572.7)%

Interest Expense

Interest expense includes interest incurred on our convertible senior notes and our revolving line of credit. We repaid the $18 million 2015 Convertible Notes on February 17, 2015 which resulted in lower interest expense in the three and nine months ended September 30, 2015 compared to the same periods in the prior year.

Other Income, Net

For the three and nine months ended September 30, 2015, other income increased $0.1 million and $0.2 million from the comparable periods in 2014 primarily due to favorable cash flow hedge exchange rates between the Indian Rupee and the US Dollar and favorable currency movements due to strengthening of the US Dollar.

Income Tax Provision

The following table summarizes our income tax provision (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
Income tax expense	$521	$512	1.8%	$1,405	$1,968	(28.6)%

We recorded tax expense of $0.5 million and $1.4 million for the three and nine months ended September 30, 2015. Our effective tax rates for the three months ended September 30, 2015 and 2014 were 33.7% and 12.9%, respectively. The effective tax rate fluctuation is due to an improvement of $2.4 million in net loss before income tax expense as well as income tax rate differences among the jurisdictions in which pretax income (loss) is generated as well as the impact of the full valuation allowance against our U.S. net deferred tax assets.

Liquidity and Capital Resources

The following table summarizes selected financial information as of the dates indicated (in thousands):

	September 30, 2015	December 31, 2014	September 30, 2014
Cash and cash equivalents	$18,376	$31,242	$31,938
Working capital	25,685	23,240	24,444
Accounts receivable, net	43,881	43,845	43,860
Inventories, net	15,609	18,475	17,046
Accounts payable	27,712	33,679	31,559
Line of credit	10,000	10,000	10,000
2015 convertible senior notes	—	18,000	18,000

Cash Flows

As of September 30, 2015, the amount of cash held by our foreign subsidiaries was $7.1 million. It is not our intent to permanently reinvest funds in certain of our foreign entities, and we expect to repatriate cash from these foreign entities on an ongoing basis in future periods. Repatriation of funds from these foreign entities is not expected to result in significant cash tax payments due to the utilization of previously generated operating losses of our U.S. entity.

Cash and cash equivalents decreased by $12.9 million to $18.4 million as of September 30, 2015 from $31.2 million as of December 31, 2014. Activities impacting cash and cash equivalents were as follows (in thousands):

	Nine Months Ended
	September 30,
	2015	2014
Operating Activities
Net loss	$(13,238)	$(23,114)
Non-cash adjustments	18,177	22,330
Changes in operating assets and liabilities	2,163	(6,188)
Cash provided by (used in) operating activities	7,102	(6,972)
Cash used in investing activities	(1,653)	(1,861)
Cash provided by (used in) financing activities	(17,852)	15,530
Effects of exchange rate changes	(463)	(241)
Net increase (decrease) in cash and cash equivalents	$(12,866)	$6,456

Cash generated by operating activities during the nine months ended September 30, 2015 was $7.1 million. For the nine months ended September 30, 2015, primary impacts to changes in our working capital consisted of the following:

•	Other receivables decreased $2.9 million as the result of the collection of receivables from the sale of inventory to our new contract manufacturer;

•
Inventories decreased by $1.7 million due to close management of our finished goods levels as well as a strategic shift in our Embedded Products and Hardware Services operations model by shifting to a build-to-order strategy with many of our customers;

•
Accounts payable decreased $5.9 million due to fewer payables to our contract manufacturing partners and improvement of our days payable outstanding from 95.3 to 79.6 as our past due payables decreased $5.8 million from the prior year; and

•	Deferred revenue increased $1.1 million due to the deferral of certain product sales at the end of the third quarter of 2015 that we expect to recognize in the fourth quarter.

Cash used in investing activities during the nine months ended September 30, 2015 of $1.7 million was associated with ongoing capital expenditures.

Cash used in financing activities during the nine months ended September 30, 2015 of $17.9 million is due to the repayment of the $18.0 million outstanding balance of the 2015 convertible senior notes. During 2015, we borrowed an additional $8.5 million on our Silicon Valley Bank line of credit to meet intra-period cash requirements and repaid the borrowing within the period. We did not borrow on the line during the third quarter. We may continue to borrow additional funds against our line of credit to meet short term intra-quarter needs on an ongoing basis; however, we expect to repay any such borrowings within the quarter as we navigate the timing of customer payments and payables to our contract manufacturer.

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

As of September 30, 2015 and December 31, 2014, we had an outstanding balance of $10.0 million under the 2014 Agreement. At September 30, 2015, we had $13.5 million of total borrowing availability remaining under the Agreement. At September 30, 2015, we were in compliance with all covenants under the 2014 Agreement.

Contractual Obligations

Our contractual obligations as of December 31, 2014 are summarized in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations,"of the Company's Annual Report on Form 10-K for the year ended December 31, 2014. For the nine months ended September 30, 2015, there have been no material changes in our contractual obligations outside the ordinary course of business. As of September 30, 2015, we have agreements regarding foreign currency forward contracts with total contractual values of $12.4 million that mature through 2016.

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

Liquidity Outlook

At September 30, 2015, our cash and cash equivalents amounted to $18.4 million. On February 17, 2015, we repaid at maturity the $18.0 million balance of the 2015 convertible senior notes. We believe our current cash and cash equivalents, cash expected to be generated from operations and borrowings under our Silicon Valley Bank line of credit will satisfy our short and long-term expected working capital needs, capital expenditures, acquisitions, stock repurchases, and other liquidity requirements associated with our present business operations. We believe our current working capital, plus availability under the SVB line of credit, provides sufficient liquidity to operate the business at normal levels; however, if available liquidity is not sufficient to meet our operating requirements, we may, among other available options, pursue alternative financing arrangements or reduce expenditures as necessary to meet our cash requirements throughout 2015.

Critical Accounting Policies and Estimates

We reaffirm our critical accounting policies and use of estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes during the three months ended September 30, 2015 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Based on our policy, we have established a foreign currency exposure management program which uses derivative foreign exchange contracts to address nonfunctional currency exposures. In order to reduce the potentially adverse effects of foreign currency exchange rate fluctuations, we have entered into forward exchange contracts. These hedging transactions limit our exposure to changes in the U.S. Dollar to the Indian Rupee exchange rate, and as of September 30, 2015 the total notional or contractual value of the contracts we held was $12.4 million. These contracts will mature over the next 15 months.

Holding other variables constant, a 10% adverse fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Indian Rupee would require an adjustment of $1.3 million, decreasing our Indian Rupee hedge asset as of September 30, 2015, to a liability of $1.6 million. A 10% favorable fluctuation, in relation to our hedge positions, of the U.S. Dollar relative to the Indian Rupee would result in an adjustment of $1.2 million, increasing our hedge asset as of September 30, 2015 to $0.9 million. We do not expect a 10% fluctuation to have any material impact on our operating results as the underlying hedged transactions will move in an equal and opposite direction. If there is an unfavorable movement in the Indian Rupee relative to our hedged positions this would be offset by reduced expenses, after conversion to the U.S. Dollar, associated with obligations paid for in the Indian Rupee.

Item 4. Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

During our most recent fiscal quarter ended September 30, 2015, no change occurred in the Company's "internal control over financial reporting" (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 5. Other Information

On October 27, 2015, The Company announced that Ron de Lange will become the Chairman of the Board of Directors effective April 1, 2016, with C. Scott Gibson moving from Chairman into a Director role.  Mr. Gibson has served as the Company’s Chairman since October 2002.

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

RADISYS CORPORATION
Dated:	October 30, 2015	By:	/s/ Brian Bronson
Brian Bronson
President and Chief Executive Officer

Dated:	October 30, 2015	By:	/s/ Jon Wilson
Jon Wilson
Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase

*	Filed herewith
**	Furnished herewith